Form 10-Q
period 1996-03-31
RISK CAPITAL HOLDINGS INC
filed 1996-05-14
CIK 947484

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1996.
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period ___________________ to _____________________

Commission file number:  0-26456


                           RISK CAPITAL HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)



            Delaware                                    06-1424716
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


        411 West Putnam Avenue
        Greenwich, Connecticut                             06830
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:  (203) 861-2500

                                      None
(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ___X___    No ______

Indicate the number of shares outstanding of each of the issuer's classes of common stock.

                 Class                     Outstanding at March 31, 1996
      Common Stock. $.01 par value                    16,948,625


================================================================================

                           RISK CAPITAL HOLDINGS, INC.

                                      INDEX


PART I.  Financial Information                                      Page No.
                                                                  -------------

Review Report of Independent Accountants                               1

Consolidated Balance Sheet                                             2
  March 31, 1996 and December 31, 1995

Consolidated Statement of Income                                       3
  For the three month period ended March 31, 1996

Consolidated Statement of Changes in Stockholders' Equity              4
  For the three month period ended March 31, 1996

Consolidated Statement of Cash Flows                                   5
  For the three month period ended March 31, 1996

Notes to Consolidated Financial Statements                             6

Management's Discussion and Analysis                                  9-12
  of Financial Condition and Results of Operations


PART II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K                              14

Signatures                                                             15

                    Review Report of Independent Accountants


To the Board of Directors and Stockholders of Risk Capital Holdings, Inc.

We have reviewed the accompanying interim consolidated balance sheet of Risk Capital Holdings, Inc. and its subsidiary as of March 31, 1996, and the related consolidated statements of income, of changes in stockholders' equity and of cash flows for the period from January 1, 1996 to March 31, 1996. This financial information is the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial information for it to be in conformity with generally accepted accounting principles.

We previously audited in accordance with generally accepted auditing standards the consolidated financial statements of Risk Capital Holdings, Inc. and its subsidiary as of December 31, 1995 and for the period from June 23, 1995 (date of inception) to December 31, 1995 (not presented herein), and in our report dated February 15, 1996 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1995, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



Price Waterhouse LLP

New York, New York
May 1, 1996

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except share data)

                                                                                                 (unaudited)
                                                                                                   March 31,            December 31,
                                                                                                     1996                  1995 (1)
                                                                                                   ---------              ---------
ASSETS
Investments:
Fixed maturities
     (amortized cost: 1996, $143,400; 1995, $130,949)                                              $ 142,794              $ 132,321
Publicly traded equity securities
     (cost: 1996, $59,674; 1995, $36,009)                                                             61,579                 39,374
Privately held securities
     (cost: 1996, $28,720; 1995, $18,531)                                                             31,891                 19,534
Short-term investments                                                                               120,653                155,116
                                                                                                   ---------              ---------
     Total investments                                                                               356,917                346,345

Cash                                                                                                     978                    982
Accrued investment income                                                                              2,617                  2,442
Premiums receivable                                                                                    4,237
Reinsurance recoverable on unearned premiums                                                             266
Investment accounts receivable                                                                         1,686
Deferred policy acquisition costs                                                                      1,652
Other assets                                                                                           1,382                  1,217
                                                                                                   =========              =========
     TOTAL ASSETS                                                                                  $ 369,735              $ 350,986
                                                                                                   =========              =========

LIABILITIES

Claims and claims expense                                                                          $   1,186
Unearned premiums                                                                                      5,596
Reinsurance balances payable                                                                             304
Investment accounts payable                                                                           18,087              $   5,895
Deferred income tax liability                                                                          1,217                  1,851
Other liabilities                                                                                      2,685                  3,025
                                                                                                   ---------              ---------
     TOTAL LIABILITIES                                                                                29,075                 10,771

STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value:                                                                          --                     --
     20,000,000 shares authorized, none issued
Common stock, $.01 par value:
     80,000,000 shares authorized
     (1996, 16,948,625; 1995, 16,941,125
     issued and outstanding)                                                                             169                    169
Additional paid-in capital                                                                           338,904                338,737
Unrealized appreciation of investments, net of income tax                                              2,906                  3,731
Deferred compensation under stock award plan                                                          (3,145)                (3,441)
Retained earnings                                                                                      1,826                  1,019
                                                                                                   ---------              ---------
     TOTAL STOCKHOLDERS' EQUITY                                                                      340,660                340,215
                                                                                                   ---------              ---------
     TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                                      $ 369,735              $ 350,986
                                                                                                   ---------              ---------

(1) A convertible security with a fair value of $10.7 million and amortized cost of $9.7 million has been reclassified from fixed maturities to privately held securities to be consistent with the March 31, 1996 presentation.

                 See Notes to Consolidated Financial Statements

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF INCOME
                      (in thousands, except per share data)

                                                                  (unaudited)
                                                              Three Months Ended
                                                                 March 31, 1996
                                                              ------------------
Premiums and Other Revenues

Net premiums written                                                  $7,103
Increase in unearned premiums                                          5,330
                                                                ------------
Net premiums earned                                                    1,773
Net investment income                                                  3,408
Net realized investment  losses                                         (194)
                                                                ------------
    Total revenues                                                     4,987

Expenses

Claims and claims expenses                                             1,249
Commissions and brokerage                                                562
Other operating expenses                                               2,491
                                                                ------------
    Total expenses                                                     4,302

Income before income taxes                                               685

Federal income taxes:
    Current                                                               68
    Deferred                                                            (190)
                                                                ------------
Income tax benefit                                                      (122)
                                                                ============
Net income                                                              $807
                                                                ============


Per share data

Primary and fully diluted (1):

    Net income                                                          $.05
                                                                ============


    Average shares outstanding                                    16,941,290
                                                                ============


(1) Options and warrants outstanding which are considered to be common stock equivalents were not included in the calculation of earnings per share as they were anti-dilutive.


                 See Notes to Consolidated Financial Statements

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (in thousands)

                                                                  (unaudited)
                                                              Three Months Ended
                                                                March 31, 1996
                                                              ------------------

Common Stock
     Balance at beginning of year                                       $169
     Issuance of common stock                                             --
                                                                   ---------
     Balance at end of period                                            169
                                                                   ---------

Additional Paid-in Capital
     Balance at beginning of year                                    338,737
     Restricted common stock awarded                                     167
                                                                   ---------
     Balance at end of period                                        338,904
                                                                   ---------

Unrealized Appreciation (Depreciation) of Investments, Net
of Income Tax
     Balance at beginning of year                                      3,731
     Unrealized appreciation (depreciation)                             (825)
                                                                   ---------
     Balance at end of period                                          2,906
                                                                   ---------

Deferred Compensation Under Stock Award Plan
     Balance at beginning of year                                     (3,441)
     Restricted stock awarded                                           (167)
     Compensation expense recognized                                     463
                                                                   ---------
     Balance at end of period                                         (3,145)
                                                                   ---------

Retained Earnings
     Balance at beginning of year                                      1,019
     Net income                                                          807
                                                                   ---------
     Balance at end of period                                          1,826
                                                                   ---------

Total Stockholders' Equity
     Balance at beginning of year                                    340,215
     Restricted common stock awarded                                     167
     Unrealized depreciation of investments, net of income tax          (825)
     Change in deferred compensation                                     296
     Net income                                                          807
                                                                   =========
     Balance at end of period                                       $340,660
                                                                   =========


                 See Notes to Consolidated Financial Statements

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                                 (unaudited)
                                                              Three Months Ended
                                                                March 31, 1996
                                                              ------------------

OPERATING ACTIVITIES
Net income                                                             $807
  Adjustments to reconcile net income
  to net cash provided by operating activities:
      Liability for claims and claims expenses, net                   1,186
      Unearned premiums, net                                          5,330
      Premiums receivable                                            (4,237)
      Accrued investment income                                        (175)
      Reinsurance balances payable                                      304
      Deferred policy acquisition costs                              (1,652)
      Net realized investment losses                                    194
      Deferred tax asset                                               (189)
      Other liabilities                                                (339)
      Other items, net                                                 (608)
                                                                   --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                               621
                                                                   --------

INVESTING ACTIVITIES
Purchases of fixed maturity investments                             (81,622)
Sales of fixed maturity investments                                  79,362
Net sales of short-term investments                                  35,586
Purchases of equity securities                                      (34,216)
Sales of equity securities                                              358
Purchases of furniture and equipment                                    (93)
                                                                   --------
NET CASH USED FOR INVESTING ACTIVITIES                                 (625)
                                                                   --------

FINANCING ACTIVITIES
Restricted common stock awarded                                         167
Deferred compensation on restricted stock                              (167)
                                                                   --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                --
                                                                   --------

Decrease in cash                                                         (4)
Cash beginning of period                                                982
                                                                   ========
Cash end of period                                                     $978
                                                                   ========


                 See Notes to Consolidated Financial Statements

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION

Risk Capital Holdings, Inc. ("RCHI"), incorporated in March 1995 under the laws of the State of Delaware, is a holding company whose wholly owned subsidiary, Risk Capital Reinsurance Company ("Risk Capital Reinsurance"), a Nebraska corporation, was formed to provide capital and property and casualty reinsurance to insurers and reinsurers either on a stand-alone basis or as part of integrated capital solutions, on a global basis. (RCHI and Risk Capital Reinsurance are collectively referred to herein as the "Company.") In September 1995, through its initial public offering, related exercise of the underwriters' over-allotment option and direct sales of an aggregate of 16,750,625 shares of RCHI's common stock, par value $.01 per share (the "Common Stock"), at $20 per share, and the issuance of warrants, RCHI was capitalized with net proceeds of approximately $335.0 million, of which $328.0 million was contributed to the statutory capital of Risk Capital Reinsurance.

Class A warrants to purchase an aggregate of 2,531,079 shares of Common Stock and Class B warrants to purchase an aggregate of 1,920,601 shares of Common Stock were issued in connection with the direct sales. Class A warrants are immediately exercisable at $20 per share and expire September 19, 2002. Class B warrants are exercisable at $20 per share during the seven year period commencing September 19, 1998, provided that the Common Stock has traded at or above $30 per share for 20 out of 30 consecutive trading days.


2.   GENERAL

The accompanying interim consolidated financial statements have been prepared in conformity with generally accepted accounting principles and in the opinion of management, reflect all adjustments necessary (consisting of normal recurring accruals) for a fair presentation of results for such periods. These consolidated financial statements should be read in conjunction with the 1995 consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

3.   PER SHARE DATA

Earnings per share are computed based on the weighted average number of shares of Common Stock and Common Stock equivalents outstanding during the period using the modified treasury stock method. Stock options and Class A and B warrants to purchase Common Stock are considered to be common stock equivalents. The common stock equivalents were anti-dilutive, and thus not included in the weighted average shares outstanding.


4.   INVESTMENT INFORMATION

The Company classifies all of its publicly traded fixed maturity and equity securities as "available for sale" and accordingly, they are carried at estimated fair value. The fair value of publicly traded fixed maturity securities and publicly traded equity securities is estimated using quoted market prices or dealer quotes. Short-term investments, which have a maturity of one year or less at the date of acquisition, are carried at cost, which approximates fair value.

All of the Company's publicly traded equity securities and privately held securities were issued by insurance and reinsurance companies or companies providing services to the insurance industry. At March 31, 1996, the publicly traded equity portfolio consisted of 14 investments ranging individually from $0.9 million to $6.3 million.

Investments in privately held securities include both equity securities and fixed maturity convertible securities issued by privately and publicly held companies. Privately held securities are subject to trading restrictions or are otherwise illiquid and do not have readily ascertainable market values. The risk of investing in such securities is generally greater than the risk of investing in securities of widely held, publicly traded companies. Lack of a secondary market and resale restrictions may result in the Company's inability to sell a security at a price that would otherwise be obtainable if such restrictions did not exist and may substantially delay the sale of a security which the Company seeks to sell. Such investments are classified as "available for sale" and carried at estimated fair value, except for investments in which the Company believes it has the ability to exercise significant influence (generally defined as investments in which the Company owns 20% or more of the outstanding common stock of the issuer), which are reported using the equity method of accounting.

The Company periodically reviews the valuation of investments in privately held securities with Marsh & McLennan Risk Capital Corp., its equity investment advisor. These investments, other than those reported using the equity method of accounting, are initially recorded at cost and will be revalued based principally on substantive events or factors which could indicate a diminution or appreciation in value, such as an arm's-length third party transaction justifying an increased valuation or adverse development of a significant nature requiring a write down.

Privately held securities consisted of the following:

                                                                             (In thousands)
                                                                       March 31,        December 31,
                                                                        1996               1995
                                                                       -------           -------
Equity Securities:
Recorded based on the equity method:
Peregrine Russell Miller
  Insurance Investment Fund of Asia Limited ("Asian Fund")              $9,000
Recorded at fair value:
Terra Nova (Bermuda) Holdings, Ltd. ("Terra Nova")                      11,028            $8,869
Venton Holdings, Ltd. ("VHL")                                            1,063
                                                                       -------           -------
         Total privately held equities                                  21,091             8,869

Convertible security, recorded at fair value:
Mutual Risk Management Zero Coupon
    Subordinated Debenture                                              10,800            10,665
                                                                       =======           =======
         Total privately held securities                               $31,891           $19,534
                                                                       =======           =======

At March 31, 1996, the Company's investment commitments relating to its privately held securities were as follows:

Commitments:

                                                                    (In thousands)
Insurance Investment Group                                             $12,000
Island Heritage Insurance Company Ltd.                                   4,500
Venton Holdings, Ltd.                                                    4,200
                                                                       -------           -------
         Total                                                         $20,700             --
                                                                       =======           =======

Set forth below is certain information relating to each of the investments and commitments in privately held securities made by the Company in the first quarter of 1996 (also including the investment in Terra Nova made in the fourth quarter of 1995).

In March 1996, the Company acquired approximately a 45% interest in the Asian Fund, which is a long term investment to achieve capital growth through investments in listed and unlisted securities of insurance companies incorporated or operating in Asia.

In October 1995, the Company acquired approximately a 4% interest in Terra Nova, which subsequently completed an initial public offering in April 1996. Terra Nova is the parent company of two operating insurance companies headquartered in Bermuda and London that write property and casualty reinsurance.

The Company has a 9.9% interest in VHL, a Bermuda-based holding company which owns a managing agent at Lloyd's of London ("Lloyd's") and a corporate capital vehicle at Lloyd's that provides underwriting capacity for VHL's managing agent. VHL may call from time to time up to an aggregate of $4.2 million from the Company to fund capital requirements at Lloyd's. The Company is a co-investor with The Trident Partnership, L.P.

The Mutual Risk Management, Ltd. zero coupon subordinated debenture was acquired in October 1995. The debenture has a maturity date of 2015, effective yield of 5.25% and is convertible into 217,884 shares of common stock at a price of $43.955 per share. Mutual Risk Management, Ltd. is a publicly held Bermuda company, providing risk management services to client companies.

The Company has a $12 million commitment to fund over the long-term, its 40% limited partnership interest in Insurance Investment Group, L.P., a private limited partnership of insurance companies which provides reinsurance and capital to insurance companies.

In April 1996, the Company acquired a 33.5% economic interest (9.75% voting interest) in Island Heritage Insurance Company, Ltd. ("Island Heritage"), a Cayman Islands insurer which writes high value personal and commercial property insurance in the Caribbean. Certain directors of the Company and other investors invested in the securities of Island Heritage at the same per share price as that paid by the Company. Messrs. Clements and Mosca are directors of Island Heritage.


5.   STATUTORY DATA

The statutory capital and surplus of Risk Capital Reinsurance at March 31, 1996 was $331.1 million and the statutory net loss for the first quarter 1996 was $1.0 million.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS.


General

The Company

Risk Capital Holdings, Inc. ("RCHI") is the holding company for Risk Capital Reinsurance Company ("Risk Capital Reinsurance"), RCHI's wholly owned subsidiary which is domiciled in Nebraska. (RCHI and Risk Capital Reinsurance are collectively referred to herein as the "Company.") RCHI was incorporated in March 1995 and commenced operations during September 1995 upon completion of its initial public offering and related exercise of the underwriters' over-allotment option and direct sales of an aggregate of 16,750,625 shares of RCHI's common stock, par value $.01 per share, at $20 per share, and the issuance of warrants (collectively, the "Offerings"). RCHI received aggregate net proceeds from the Offerings of approximately $335 million, of which $328 million was contributed to the capital of Risk Capital Reinsurance. On November 6, 1995, Risk Capital Reinsurance was licensed under the insurance laws of the State of Nebraska.


Recent Industry Performance

The property and casualty reinsurance industry has been highly cyclical. This cyclicality has produced periods characterized by intense price competition due to excessive underwriting capacity as well as periods when shortage of capacity permitted favorable premium levels. Demand for reinsurance is influenced significantly by underwriting results of primary property and casualty insurers and prevailing general economic and market conditions, all of which affect liability retention decisions of primary insurers and reinsurance premium rates. The supply of reinsurance is related directly to prevailing prices and levels of surplus capacity, which, in turn, may fluctuate in response to changes in rates of return on investments being realized in the reinsurance industry. The cyclical trends in the industry and the industry's profitability can also be affected significantly by volatile and unpredictable developments, including changes in the propensity of courts to grant larger awards, natural disasters (such as catastrophic hurricanes, windstorms, earthquakes, floods and fires), fluctuations in interest rates and other changes in the investment environment that affect market prices of investments and the income and returns on investments, and inflationary pressures that may tend to affect the size of losses experienced by ceding primary insurers.

Reinsurance treaties that are placed through intermediaries are typically for one year terms with a substantial number that are written or renew on January 1 each year. Other significant renewal dates include July 1, April 1 and October
1. The January 1 and April 1, 1996 renewal periods were marked by continuing intensified competitive conditions in terms of premium rates and treaty terms and conditions in both the property and casualty segments of the marketplace. While the Company is initially somewhat disadvantaged compared to its competition due to the preliminary start-up phase of its operations, it believes it is well positioned to generate attractive opportunities in the marketplace due to its substantial unencumbered capital base, experienced management team and relationship with its equity investment advisor, as well as its strategic focus on generating a small number of large reinsurance treaty transactions that may also be integrated with equity investments in client companies.

For the January 1 and April 1, 1996 seasons, the Company was presented with a total of approximately 96 reinsurance treaty opportunities with effective dates from January 1 to April 1, 1996, of which 31 included a possible integrated investment opportunity. The Company has bound 20 reinsurance treaties with approximately $40.7 million of annualized premium revenues for property and casualty reinsurance that will be recorded as premiums written within the next 12 to 18 months.


Results of Operations

For the three months ended March 31, 1996, the Company had consolidated net income of approximately $0.8 million, or $0.05 per share. An after-tax realized investment loss of $0.1 million, or $0.01 per share, was also included in net income for the period.

The results of operations are not indicative of future financial results of the Company. Since late September 1995, the Company has been in the early stages of a start-up operation with a limited number of professional underwriting staff, temporary office facilities, and one insurance license. During 1996, the Company intends to continue to build its staff (growing to approximately 25 employees by the end of the year), write reinsurance treaties, and locate its employees in permanent office space with modern information systems.


Underwriting Results

Net premiums written during the first three months of 1996 were $7.1 million, consisting of $2.2 million of casualty business, and $4.9 of property business. Approximately 20% of the business written arises from two syndicates at Lloyd's of London.

On a statutory basis, the first quarter combined ratio was 135.9%, reflecting an operating expense ratio of 34.3%. This ratio could be expected to decline relative to premiums written as additional premium revenues are generated throughout the year. On an absolute basis, operating expenses will increase as a result of additional costs for increased personnel, marketing activities, introduction of employee benefit plans, additional licenses and the investment in expanded office facilities and equipment.

Given the low level of premium volume the Company may initially generate and the long-term nature of the casualty business which the Company seeks to write, it is likely that earned premiums will be insufficient to cover claims costs, acquisition costs and operating expenses, thereby resulting in underwriting losses in 1996.


Investment Results

At March 31, 1996, approximately 74% of the Company's invested assets consisted of fixed maturity and short-term investments. Net investment income for the first quarter of 1996 was approximately $3.4 million. The amount of investment income from quarter to quarter could vary and diminish as the Company continues to employ its strategy of investing a substantial portion of its investment portfolio in publicly traded and privately held equity securities of insurance companies which generally yield less investment income than fixed maturity investments. Unrealized appreciation or depreciation of such investments to the extent that it occurs is recorded in a separate component of stockholders' equity, net of related deferred income taxes. Gains or losses are recorded in net income to the extent investments are sold, but the recognition of such gains and losses is unpredictable and not indicative of future operating results.


Income Taxes

The Company's effective tax rate of 18% in the first quarter of 1996 is less than the 35% statutory rate on pre-tax operating income due to tax exempt income and the dividends received deductions. The gross deferred income tax benefit of $190,000, which is an asset considered recoverable from future taxable income, results principally from temporary differences between financial and taxable income. Temporary differences include charges for restricted stock grants which are not deductible for income tax purposes until vested (vesting will occur over a five-year period), as well as charges for a portion of unearned premiums and claims reserves.

Investments

A significant component of the Company's investment strategy is investing a significant portion of invested assets in publicly traded and privately held equity securities, principally issued by insurance and reinsurance companies and companies providing services to the insurance industry. Cash and fixed maturity investments and, if necessary, the sale of publicly traded equity securities will be used to support shorter-term liquidity requirements.

Because a significant portion of the Company's investment portfolio will generally be equity securities issued by insurance and reinsurance companies and companies providing services to the insurance industry, the equity portfolio lacks industry diversification and will be particularly subject to the cyclicality of the insurance industry. Unlike fixed income securities, common stocks, including the stocks in which the Company may invest, generally are not and will not be rated by any nationally recognized rating service. The values of common stocks generally are more dependent on the financial condition of the issuer and less dependent on fluctuations in interest rates than are the values of fixed income securities. The market value of common stocks generally is regarded as more volatile than the market value of fixed income securities. The effects of such volatility on the Company's equity portfolio could be exacerbated to the extent that such portfolio is concentrated in the insurance industry and in relatively few issuers.

As the Company's investment strategy is to invest a significant portion of its investment portfolio in equity securities, its investment income in any fiscal period may be smaller, as a percentage of investments, and less predictable than that of other insurance companies, and net realized and unrealized gains (losses) on investments may have a greater effect on the Company's results of operations or stockholders' equity at the end of any fiscal period than other insurance and/or reinsurance companies. Because the realization of gains and losses on equity investments is not generally predictable, such gains and losses may differ significantly from period to period.

Investments included in the Company's private portfolio include securities issued by privately held companies and by public companies, which securities are generally restricted as to resale or are otherwise illiquid and do not have readily ascertainable market values. The risk of investing in such securities is generally greater than the risk of investing in securities of widely held, publicly traded companies. Lack of a secondary market and resale restrictions may result in the Company's inability to sell a security at a price that would otherwise be obtainable if such restrictions did not exist and may substantially delay the sale of a security the Company seeks to sell.

At March 31, 1996, cash and invested assets totaled approximately $357.9 million, consisting of $121.6 million of cash and short-term investments, $142.8 million of publicly traded fixed maturity investments, $61.6 million of publicly traded equity securities, and $31.9 million of privately held securities.

During the first quarter of 1996, the Company allocated approximately $24 million from its short term portfolio to publicly traded equity securities, and an additional $10 million to fund investments in privately held securities. See
Note 4 under the caption "Investment Information" of the accompanying Notes to Consolidated Financial Statements for certain information regarding the Company's privately held securities and their carrying values, and commitments made by the Company relating to its privately held securities. During the remainder of 1996 and over the long-term, the Company intends to continue to allocate a substantial portion of its cash and short-term investments into publicly traded and privately held equity securities, subject to market conditions and opportunities in the marketplace.

At March 31, 1996, the publicly traded equity portfolio consisted of investments in 14 publicly traded domestic insurers, with investment amounts ranging individually from $0.9 million to $6.3 million. The fixed maturity and short-term investments were all rated investment grade by

Moody's Investors Service, Inc. or Standard & Poor's Corporation and have an average quality rating of AA and an average duration of approximately 2.1 years.

The Company's pre-tax and net of tax investment yields in the first quarter of 1996 were 4.1% and 3.1%, respectively. Assuming a stable interest rate environment, the Company anticipates such yields to moderately decline as funds invested in short-term securities are allocated into equity securities.

The Company does not currently invest in derivative financial instruments such as futures, forward contracts, swaps, or options or other financial instruments with similar characteristics such as interest rate caps or floors and fixed-rate loan commitments.


Liquidity and Capital Resources

RCHI is a holding company and has no significant operations or assets other than its ownership of all of the capital stock of Risk Capital Reinsurance, whose primary and predominant business activity is providing capital and/or reinsurance to insurance and reinsurance companies and making investments in insurance-related companies. RCHI will rely on cash dividends and distributions from Risk Capital Reinsurance to pay cash dividends to stockholders of RCHI and to pay any operating expense that RCHI may incur. There are currently no contractual restrictions on the payment of dividends or the making of distributions by Risk Capital Reinsurance to RCHI. The payment of dividends by RCHI will be dependent upon the ability of Risk Capital Reinsurance to provide funds to RCHI. The ability of Risk Capital Reinsurance to pay dividends or make distributions to RCHI is dependent upon its ability to achieve satisfactory underwriting and investment results and to meet certain statutory and regulatory standards, including those of the State of Nebraska.

Current Nebraska insurance laws provide that, without prior approval of the Nebraska Director of Insurance (the "Nebraska Director"), Risk Capital Reinsurance cannot pay a dividend or make a distribution (together with other dividends or distributions paid during the preceding 12 months) that exceeds the greater of (i) 10% of statutory surplus as of the preceding December 31 or (ii) statutory net income from operations from the preceding calendar year not including realized capital gains. Net income (exclusive of realized capital gains) not previously distributed or paid as dividends from the preceding two calendar years may be carried forward for dividends and distribution purposes. Any proposed dividend or distribution in excess of such amount is called an "extraordinary" dividend or distribution and may not be paid until either it has been approved, or a 30 day waiting period has passed during which it has not been disapproved, by the Nebraska Director. Prior to amendments adopted in March 1996, dividends or distributions were deemed "extraordinary" if they exceeded the lesser, rather than greater, of the above limitations. Notwithstanding the foregoing, any distribution that is a dividend and that is in excess of Risk Capital Reinsurance's unassigned funds, exclusive of any surplus arising from unrealized capital gains or revaluation of assets, will be deemed an "extraordinary" dividend subject to the foregoing requirements.

Net cash flow provided by operating activities in the first quarter of 1996 was $621,000, consisting principally of investment income and premiums received, offset by operating expenses.

The primary sources of liquidity for Risk Capital Reinsurance are net cash flow from the operating activities of Risk Capital Reinsurance, principally premiums received, the receipt of dividends and interest on investments and proceeds from the sale or maturity of investments. The Company's cash flow will also be affected by claims payments, some of which could be large. Therefore, the Company's cash flow could fluctuate significantly from period to period.


The Company does not currently have any material commitments for any capital expenditures over the next 12 months other than in connection with the further development of the Company's infrastructure including personnel, systems, and office facilities. The Company expects that its financing and operational needs for the foreseeable future will be met by the

Company's balance of cash and short-term investments, as well as by funds generated from operations. However, no assurance can be given that the Company will be successful in the implementation of its business strategy.

At March 31, 1996, the Company's consolidated stockholders' equity totaled $340.7 million, or $20.10 per share. At such date, statutory surplus of Risk Capital Reinsurance was $331.1 million, ranking it as the eighth largest domestic broker-market oriented reinsurer as measured by statutory surplus (based on data available as of December 31, 1995 from the Reinsurance Association of America).

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits.

         Exhibit No.                                        Description
         -----------                                        -----------
              15                            Accountants' Awareness Letter and Limitation of Liability
                                            (regarding unaudited interim financial information)

              27                            Financial Data Schedule

(b)      Reports on Form 8-K.

         There were no reports filed on Form 8-K for the period ended March 31, 1996.

         Omitted from this Part II are items which are inapplicable or to which the answer is negative for the period covered.

                                   SIGNATURES

================================================================================

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            RISK CAPITAL HOLDINGS, INC.
                                            ------------------------------------
                                            (Registrant)





                                            /s/ Mark D. Mosca
                                            ------------------------------------
Date:  May 13, 1996                         MARK D. MOSCA
                                            President





                                            /s/ Paul J. Malvasio
                                            ------------------------------------
Date: May 13, 1996                          PAUL J. MALVASIO
                                            Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
No.                                             Description
- - -------                                         -----------

    15                              Accountants' Awareness Letter and Limitation of Liability
                                    (regarding unaudited interim financial information)

    27                              Financial Data Schedule