Form 10-Q
period 1996-06-30
RISK CAPITAL HOLDINGS INC
filed 1996-08-14
CIK 947484

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1996.

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

Yes ___X ___   No ______

Indicate the number of shares outstanding of each of the issuer's classes of common stock.

           Class                                    Outstanding at June 30, 1996
           -----                                    ----------------------------
Common Stock, $.01 par value                                 16,993,725

================================================================================

                           RISK CAPITAL HOLDINGS, INC.

                                      INDEX

                                                                        Page No.
                                                                        --------

PART I.  Financial Information

Review Report of Independent Accountants                                     1

Consolidated Balance Sheet                                                   2
  June 30, 1996 and December 31, 1995

Consolidated Statement of Income                                             3
  For the three month and six month periods ended June 30, 1996

Consolidated Statement of Changes in Stockholders' Equity                    4
  For the six month period ended June 30, 1996

Consolidated Statement of Cash Flows                                         5
  For the six month period ended June 30, 1996

Notes to Consolidated Financial Statements                                   6

Management's Discussion and Analysis                                        10
  of Financial Condition and Results of Operations

PART II.  Other Information

Item 4.  Submission of Matters to a Vote of Security Holders                16

Item 6.  Exhibits and Reports on Form 8-K                                   17

Signatures                                                                  18

Review Report of Independent Accountants

To the Board of Directors and Stockholders of Risk Capital Holdings, Inc.

We have reviewed the accompanying interim consolidated balance sheet of Risk Capital Holdings, Inc. and its subsidiary as of June 30, 1996, and the related consolidated statements of income, of changes in stockholders' equity and of cash flows for the period from January 1, 1996 to June 30, 1996. This financial information is the responsibility of the Company's management.

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




Price Waterhouse LLP

New York, New York
July 31, 1996

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                        (in thousands except share data)

                                                                                                      (unaudited)
                                                                                                       June 30,         December 31,
                                                                                                         1996               1995
                                                                                                       ---------          ---------
ASSETS
Investments:
Fixed maturities                                                                                       $ 136,316          $ 132,321
              (amortized cost: 1996, $137,265; 1995, $130,949)
Publicly traded equity securities                                                                         84,355             39,374
              (cost: 1996, $83,095; 1995, $36,009)
Privately held securities                                                                                 36,056             19,534
              (cost: 1996, $33,527; 1995, $18,531)
Short-term investments                                                                                    86,246            155,116
                                                                                                       ---------          ---------
              Total investments                                                                          342,973            346,345

Cash                                                                                                       5,185                982
Accrued investment income                                                                                  2,416              2,442
Premiums receivable                                                                                       11,302
Reinsurance recoverable on unearned premiums                                                                 253
Funds held                                                                                                   938
Deferred policy acquisition costs                                                                          2,221
Other assets                                                                                               1,419              1,217
                                                                                                       ---------          ---------
              TOTAL ASSETS                                                                             $ 366,707          $ 350,986
                                                                                                       =========          =========

LIABILITIES

Claims and claims expenses                                                                             $   3,533
Unearned premiums                                                                                         18,213
Reinsurance balances payable                                                                                  34
Investment accounts payable                                                                                  670          $   5,895
Deferred income tax liability                                                                                                 1,851
Other liabilities                                                                                          3,124              3,025
                                                                                                       ---------          ---------
              TOTAL LIABILITIES                                                                           25,574             10,771

STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value:
              20,000,000 shares authorized, none issued

Common stock, $.01 par value:
              80,000,000 shares authorized
              (1996, 16,993,725; 1995, 16,941,125 issued and outstanding)                                    170                169

Additional paid-in capital                                                                               339,804            338,737
Unrealized appreciation of investments, net of income tax                                                  1,846              3,731
Deferred compensation under stock award plan                                                              (3,498)            (3,441)
Retained earnings                                                                                          2,811              1,019
                                                                                                       ---------          ---------

              TOTAL STOCKHOLDERS' EQUITY                                                                 341,133            340,215
                                                                                                       ---------          ---------
              TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                                 $ 366,707          $ 350,986
                                                                                                       =========          =========


                 See Notes to Consolidated Financial Statements

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF INCOME
                      (in thousands, except per share data)

                                                      (unaudited)
                                          -------------------------------------
                                          Three Months Ended  Six Months Ended
                                             June 30, 1996      June 30, 1996
                                          ------------------  -----------------

Premiums and Other Revenues

Net premiums written                         $   16,468        $   23,571
Increase in unearned premiums                   (12,630)          (17,960)
                                             ----------        ----------
Net premiums earned                               3,838             5,611
Net investment income                             3,136             6,544
Net realized investment gains                       448               254
                                             ----------        ----------
            Total revenues                        7,422            12,409
                                             ----------        ----------

Expenses

Claims and claims expenses                        2,797             4,046
Commissions and brokerage                           927             1,489
Other operating expenses                          2,633             5,124
                                             ----------        ----------
            Total expenses                        6,357            10,659
                                             ----------        ----------

Income Before Income Taxes                        1,065             1,750

Federal income taxes:

            Current                                 809               877
            Deferred                               (729)             (919)
                                             ----------        ----------
Income tax expense (benefit)                         80               (42)
                                             ----------        ----------
Net Income                                   $      985        $    1,792
                                             ==========        ==========


Per Share Data

Primary and fully diluted:

            Net income                       $     0.06        $     0.11
                                             ==========        ==========

            Average shares outstanding       16,977,790        16,959,540
                                             ==========        ==========





                 See Notes to Consolidated Financial Statements

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (in thousands)

                                                                                                                       (unaudited)
                                                                                                                    Six Months Ended
                                                                                                                      June 30, 1996
                                                                                                                    ----------------
Common Stock

            Balance at beginning of year                                                                                $     169
            Issuance of common stock                                                                                            1
                                                                                                                        ---------
            Balance at end of period                                                                                          170
                                                                                                                        ---------

Additional Paid-in Capital

            Balance at beginning of year                                                                                  338,737
            Restricted common stock issued                                                                                  1,065
            Common stock issued from exercise of stock options                                                                  2
                                                                                                                        ---------
            Balance at end of period                                                                                      339,804
                                                                                                                        ---------

Unrealized Appreciation (Depreciation) of Investments,
Net of Income Tax

            Balance at beginning of year                                                                                    3,731
            Unrealized appreciation (depreciation)                                                                         (1,885)
                                                                                                                        ---------
            Balance at end of period                                                                                        1,846
                                                                                                                        ---------

Deferred Compensation Under Stock Award Plan

            Balance at beginning of year                                                                                   (3,441)
            Restricted stock issued                                                                                        (1,065)
            Compensation expense recognized                                                                                 1,008
                                                                                                                        ---------
            Balance at end of period                                                                                       (3,498)
                                                                                                                        ---------

Retained Earnings

            Balance at beginning of year                                                                                    1,019
            Net income                                                                                                      1,792

                                                                                                                        ---------
            Balance at end of period                                                                                        2,811
                                                                                                                        ---------

Total Stockholders' Equity

            Balance at beginning of year                                                                                  340,215
            Common stock issued                                                                                             1,068
            Change in unrealized appreciation of investments, net of income tax                                            (1,885)
            Change in deferred compensation                                                                                   (57)
            Net income                                                                                                      1,792
                                                                                                                        ---------
            Balance at end of period                                                                                    $ 341,133
                                                                                                                        =========


                 See Notes to Consolidated Financial Statements

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                                   (unaudited)
                                                                Six Months Ended
                                                                  June 30, 1996
                                                                ----------------
OPERATING ACTIVITIES

Net income                                                         $   1,792
  Adjustments to reconcile net income
  to net cash provided by operating activities:

            Liability for claims and claims expenses, net              3,533
            Unearned premiums, net                                    17,960
            Premiums receivable                                      (11,302)
            Funds held receivable                                       (938)
            Accrued investment income                                     26
            Reinsurance balances payable                                  34
            Deferred policy acquisition costs                         (2,221)
            Net realized investment gains                               (254)
            Deferred tax asset                                          (919)
            Other liabilities                                             99
            Other items, net                                            (738)
                                                                   ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                              7,072
                                                                   ---------

INVESTING ACTIVITIES

Purchases of fixed maturity investments                             (168,771)
Sales of fixed maturity investments                                  156,125
Net sales of short-term investments                                   70,830
Purchases of equity securities                                       (69,931)
Sales of equity securities                                             9,017
Purchases of furniture and equipment                                    (142)
                                                                   ---------
NET CASH USED FOR INVESTING ACTIVITIES                                (2,872)
                                                                   ---------

FINANCING ACTIVITIES

Common stock issued                                                    1,068
Deferred compensation on restricted stock                             (1,065)
                                                                   ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                  3
                                                                   ---------

Increase in cash                                                       4,203
Cash beginning of period                                                 982
                                                                   ---------
Cash end of period                                                 $   5,185
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

All of the Company's publicly traded equity securities and privately held securities were issued by insurance and reinsurance companies or companies providing services to the insurance industry. At June 30, 1996, the publicly traded equity portfolio consisted of 10 investments, with estimated fair values ranging individually from $6.6 million to $10.1 million.

Investments in privately held securities include both equity securities and fixed maturity convertible securities issued by privately and publicly held companies. Privately held securities are subject to trading restrictions or are otherwise illiquid and do not have readily ascertainable market values. The risk of investing in such securities is generally greater than the risk of investing in securities of widely held, publicly traded companies. Lack of a secondary market and resale restrictions may result in the Company's inability to sell a security at a price that would otherwise be obtainable if such restrictions did not exist and may substantially delay the sale of a security which the Company seeks to sell. Such investments are classified as "available for sale" and carried at estimated fair value, except for investments in which the Company believes it has the ability to exercise significant influence (generally defined as investments in which the Company owns 20% or more of the outstanding voting common stock of the issuer), which are reported using the equity method of accounting.

Estimated fair value of investments in privately held securities, other than those reported using the equity method of accounting, is initially cost until the investments are revalued based principally on substantive events or factors which could indicate a diminution or appreciation in value, such as an arm's-length third party transaction justifying an increased valuation or adverse development of a significant nature requiring a write down. The Company periodically reviews the valuation of investments in privately held securities with Marsh & McLennan Risk Capital Corp., its equity investment advisor.

Privately held securities consisted of the following:

                                                                                                        (In thousands)
                                                                                              June 30, 1996        December 31, 1995
                                                                                              -------------        -----------------
Equity Securities:

Recorded based on the equity method:
Peregrine Russell Miller
  Insurance Investment Fund of Asia Limited ("Asian Fund")                                       $ 9,000
Recorded at fair value:
Terra Nova (Bermuda) Holdings, Ltd. ("Terra Nova")                                                11,121                 $ 8,869
Venton Holdings Ltd. ("VHL")                                                                       1,063
Island Heritage Insurance Company, Ltd.                                                            4,500
Insurance Investment Group, L.P.                                                                     180
                                                                                                 -------                 -------
            Total privately held equities                                                         25,864                   8,869

Convertible security, recorded at fair value:
Mutual Risk Management, Ltd. ("Mutual Risk") Zero Coupon
    Subordinated Debenture                                                                        10,192                  10,665
                                                                                                 =======                 =======
            Total privately held securities                                                      $36,056                 $19,534
                                                                                                 =======                 =======


The Company's investment commitments relating to its privately held securities were as follows:

                                                            (In thousands)
Commitments:                                           June 30,     December 31,
                                                         1996           1995
                                                        -------     -----------

Insurance Investment Group, L.P.                        $11,820
Venton Holdings, Ltd.                                     4,190         --
                                                        =======      ========
            Total                                       $16,010         --
                                                        -------      --------


Set forth below is certain information relating to each of the investments and commitments in privately held securities made by the Company during 1996 (also including the investments in Terra Nova and Mutual Risk made in the fourth quarter of 1995).

The Company owns an approximately 45% interest in the Asian Fund, which is a long-term investment to achieve capital growth through investments in listed and unlisted securities of insurance companies incorporated or operating in Asia.

The Company's investment in Terra Nova, acquired in October 1995, currently represents a 3.6% interest in Terra Nova, which completed an initial public offering in April 1996. Terra Nova is the parent company of two operating insurance companies headquartered in Bermuda and London that write property and casualty reinsurance.

The Company has a 9.9% interest in VHL, a Bermuda-based holding company which owns a managing agent at Lloyd's of London ("Lloyd's") and a corporate capital vehicle at Lloyd's that provides underwriting capacity for VHL's managing agent. VHL may call from time to time up to an aggregate of approximately $4.2 million from the Company to fund capital requirements at Lloyd's. The Company is a co-investor with The Trident Partnership, L.P.

The Mutual Risk zero coupon subordinated debenture was acquired in October 1995. The debenture has a maturity date of 2015, effective yield of 5.25% and is convertible into 217,884 shares of common stock at a price of $43.955 per share. Mutual Risk is a publicly held Bermuda company, providing risk management services to client companies.

In March 1996, the Company committed to pay $12.0 million over the long-term to fund its 40% limited partnership interest in Insurance Investment Group, L.P., a private limited partnership of insurance companies which provides reinsurance and capital to insurance companies. At June 30, 1996, $180,000 had been funded under this commitment .

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

Reclassification:

A convertible security with a fair value of $10.7 million and amortized cost of $9.7 million at December 31, 1995 has been reclassified from fixed maturities to privately held securities to be consistent with the June 30, 1996 presentation.

5.  STATUTORY DATA

The statutory capital and surplus of Risk Capital Reinsurance at June 30, 1996 was $330.3 million and the statutory net loss for the three month and six month periods ended June 30, 1996 were $0.3 million and $1.4 million, respectively.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS.

General

The Company

Risk Capital Holdings, Inc. ("RCHI") is the holding company for Risk Capital Reinsurance Company ("Risk Capital Reinsurance"), RCHI's wholly owned subsidiary which is domiciled in Nebraska. (RCHI and Risk Capital Reinsurance are collectively referred to herein as the "Company.") RCHI was incorporated in March 1995 and commenced operations during September 1995 upon completion of its initial public offering and related exercise of the underwriters' over-allotment option and direct sales of an aggregate of 16,750,625 shares of RCHI's common stock, par value $.01 per share, at $20 per share, and the issuance of warrants (collectively, the "Offerings"). RCHI received aggregate net proceeds from the Offerings of approximately $335.0 million, of which $328.0 million was contributed to the capital of Risk Capital Reinsurance. On November 6, 1995, Risk Capital Reinsurance was licensed under the insurance laws of the State of Nebraska.

Recent Industry Performance

The property and casualty reinsurance industry has been highly cyclical. This cyclically has produced periods characterized by intense price competition due to excessive underwriting capacity as well as periods when shortage of capacity permitted favorable premium levels. Demand for reinsurance is influenced significantly by underwriting results of primary property and casualty insurers and prevailing general economic and market conditions, all of which affect liability retention decisions of primary insurers and reinsurance premium rates. The supply of reinsurance is related directly to prevailing prices and levels of surplus capacity, which, in turn, may fluctuate in response to changes in rates of return on investments being realized in the reinsurance industry. The cyclical trends in the industry and the industry's profitability can also be affected significantly by volatile and unpredictable developments, including changes in the propensity of courts to grant larger awards, natural disasters (such as catastrophic hurricanes, windstorms, earthquakes, floods and fires), fluctuations in interest rates and other changes in the investment environment that affect market prices of investments and the income and returns on investments, and inflationary pressures that may tend to affect the size of losses experienced by ceding primary insurers.

Reinsurance treaties that are placed through intermediaries are typically for one year terms with a substantial number that are written or renew on January 1 each year. Other significant renewal dates include April 1, July 1 and October
1. The renewal periods thus far in 1996 were marked by continuing intensified competitive conditions in terms of premium rates and treaty terms and conditions in both the property and casualty segments of the marketplace. While the Company is initially somewhat disadvantaged compared to its competition due to the preliminary start-up phase of its operations, it believes it is well positioned to generate attractive opportunities in the marketplace due to its substantial unencumbered capital base, experienced management team and relationship with its equity investment advisor, as well as its strategic focus on generating a small number of large reinsurance treaty transactions that may also be integrated with equity investments in client companies.

Through the July 1, 1996 renewal season, the Company was presented with a total of approximately 159 reinsurance treaty opportunities with effective dates from January 1 to July 1, 1996, of which approximately one-quarter included a possible integrated investment opportunity. The Company has bound 31 reinsurance treaties with approximately $75.0 million of annualized premium revenues for property, casualty, multiline and specialty reinsurance that will be recorded as premiums written within the next 12 to 18 months. Of this amount, approximately one-third is from unearned premium portfolios assumed or other one-time transactions which are non-renewable.

Results of Operations

For the six months ended June 30, 1996, the Company had consolidated net income of approximately $1.8 million, or $0.11 per share. An after-tax realized investment gain of $0.2 million, or $0.02 per share, was also included in net income for the period.

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

Underwriting Results

Net premiums written during the first six months of 1996 were $23.6 million, as follows:

                                          (In millions)
                                          -------------
            Property                        $ 6.5
            Casualty                          5.5
            Multiline                         1.5
            Specialty                        10.1
                                           -------
                                            $23.6
                                           =======

Included in specialty premiums written is the entire premium of $9.5 million from a contract pursuant to which the Company reinsures a portion of one underlying policy for multiple years covering the launching of commercial satellites. Such premium will be earned over the multiple year periods as the exposures expire. Approximately 56% of net premiums written for the first six months of 1996 was from non-U.S. clients. Excluding the premium from the multiple year contract, 25% of net premiums written for such period was from non-U.S. clients, reflecting business arising from four syndicates at Lloyd's of London. Unhedged monetary assets and liabilities in foreign currencies are translated at the exchange rate in effect at the balance sheet date with the resulting foreign exchange gains and losses recognized in income, which may be material.

On a statutory basis, the combined ratios for 1996 were as follows:

                                          Six Months Ended   Three Months Ended    Three Months Ended
                                            June 30, 1996       June 30, 1996        March 31, 1996
                                          ----------------   ------------------    ------------------
Claims and claims expense ratio                 72.1%               72.9%                  70.4%
Commissions and brokerage ratio                 15.7%                9.1%                  31.2%
Operating expense ratio                         21.3%               15.6%                  34.3%
                                          ----------------   ------------------    ------------------
Statutory combined ratio                       109.1%               97.6%                 135.9%
                                          ================   ==================    ==================

Excluding premiums written from the multiple year contract, the statutory combined ratios for the three month and six month periods ended June 30, 1996 were 132.0% and 134.5%, respectively, reflecting a "start-up" operating expense ratio that is expected to decline as additional premium revenues are generated throughout the year. On an absolute basis, operating expenses will increase as a result of additional costs for increased personnel, marketing activities, introduction of employee benefit plans, additional licenses and the investment in expanded office facilities and equipment.

Given the low level of premium volume the Company may initially generate and the long-term nature of the casualty business which the Company seeks to write, it is likely that earned premiums will be insufficient to cover claims costs, acquisition costs and operating expenses, thereby resulting in underwriting losses in 1996.

Investment Results

At June 30, 1996, approximately 65% of the Company's invested assets consisted of fixed maturity and short-term investments. Net investment income for the first six months of 1996 was approximately $6.5 million. The amount of investment income from quarter to quarter could vary and diminish as the Company continues to employ its strategy of investing a substantial portion of its investment portfolio in publicly traded and privately held equity securities of insurance companies which generally yield less investment income than fixed maturity investments. Unrealized appreciation or depreciation of such investments to the extent that it occurs is recorded in a separate component of stockholders' equity, net of related deferred income taxes. Gains or losses are recorded in net income to the extent investments are sold, but the recognition of such gains and losses is unpredictable and not indicative of future operating results.

Income Taxes

The Company's effective tax rate of (2.4%) in the first six months of 1996 is less than the 35% statutory rate on pre-tax operating income due to tax exempt income and the dividends received deductions. The gross deferred income tax benefit of $919,000, which is an asset considered recoverable from future taxable income, results principally from temporary differences between financial and taxable income. Temporary differences include charges for restricted stock grants which are not deductible for income tax purposes until vested (vesting of existing restricted stock grants will occur over a five-year period), as well as charges for a portion of unearned premiums and claims reserves.

Investments

A principal component of the Company's investment strategy is investing a significant portion of invested assets in publicly traded and privately held equity securities, primarily issued by insurance and reinsurance companies and companies providing services to the insurance industry. Cash and fixed maturity investments and, if necessary, the sale of publicly traded equity securities will be used to support shorter-term liquidity requirements.

Because a significant portion of the Company's investment portfolio will generally be equity securities issued by insurance and reinsurance companies and companies providing services to the insurance industry, the equity portfolio lacks industry diversification and will be particularly subject to the cyclically of the insurance industry. Unlike fixed income securities, equity securities such as common stocks, including the equity securities in which the Company may invest, generally are not and will not be rated by any nationally recognized rating service. The values of equity securities generally are more dependent on the financial condition of the issuer and less dependent on fluctuations in interest rates than are the values of fixed income securities. The market value of equity securities generally is regarded as more volatile than the market value of fixed income securities. The effects of such volatility on the Company's equity portfolio could be exacerbated to the extent that such portfolio is concentrated in the insurance industry and in relatively few issuers.

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

Investments included in the Company's private portfolio include securities issued by privately held companies and securities issued by public companies that are generally restricted as to resale or are otherwise illiquid and do not have readily ascertainable market values. The risk of investing in such securities is generally greater than the risk of investing in securities of widely held, publicly traded companies. Lack of a secondary market and resale restrictions may result in the Company's inability to sell a security at a price that would otherwise be obtainable if such restrictions did not exist and may substantially delay the sale of a security the Company seeks to sell.

At June 30, 1996, cash and invested assets totaled approximately $348.2 million, consisting of $91.4 million of cash and short-term investments, $136.3 million of publicly traded fixed maturity investments, $84.4 million of publicly traded equity securities, and $36.1 million of privately held securities.

During the first six months of 1996, the Company allocated approximately $45.3 million from its short term portfolio to publicly traded equity securities, and an additional $14.9 million to fund investments in privately held securities. See Note 4 under the caption "Investment Information" of the accompanying Notes to Consolidated Financial Statements for certain information regarding the Company's privately held securities and their carrying values, and commitments made by the Company relating to its privately held securities. During the remainder of 1996 and over the long-term, the Company intends to continue to allocate a substantial portion of its cash and short-term investments into publicly traded and privately held equity securities, subject to market conditions and opportunities in the marketplace.

At June 30, 1996, the publicly traded equity portfolio consisted of investments in 10 publicly traded domestic insurers, reinsurers, or companies providing services to the insurance industry. The estimated fair values of such investments ranged individually from $6.6 million to $10.1 million. The fixed maturity and short-term investments were all rated investment grade by Moody's Investors Service, Inc. or Standard & Poor's Corporation and have an average quality rating of AA and an average duration of approximately 2.1 years.

The Company's pre-tax and net of tax investment yields in the first six months of 1996 were 3.9% and 2.9%, respectively. Assuming a stable interest rate environment, the Company anticipates such yields to moderately decline as funds invested in short-term securities are allocated into equity securities.

The Company has not invested in derivative financial instruments such as futures, forward contracts, swaps, or options or other financial instruments with similar characteristics such as interest rate caps or floors and fixed-rate loan commitments.

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

Net cash flow provided by operating activities in the first six months of 1996 was $7.1 million, consisting principally of investment income and premiums received, offset by operating expenses.

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

The Company does not currently have any material commitments for any capital expenditures over the next 12 months other than in connection with the further development of the Company's infrastructure including personnel, systems and office facilities. The Company expects that its financing and operational needs for the foreseeable future will be met by the Company's balance of cash and short-term investments, as well as by funds generated from operations. However, no assurance can be given that the Company will be successful in the implementation of its business strategy.

At June 30, 1996, the Company's consolidated stockholders' equity totaled $341.1 million, or $20.07 per share. At such date, statutory surplus of Risk Capital Reinsurance was $330.3 million, ranking it as the eighth largest domestic broker-market oriented reinsurer as measured by statutory surplus (based on data available as of March 31, 1996 from the Reinsurance Association of America).

PART II.  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

(a) The 1995 Annual Meeting of Shareholders ("Annual Meeting") of Risk Capital Holdings, Inc. ("RCHI") was held on May 21,1996.

(b) Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition to management's nominees as listed in RCHI's Proxy Statement, dated April 8, 1996.

(c) The shareholders of RCHI re-elected the Class I Directors of RCHI to hold office until the 1999 annual meeting of shareholders and until their successors are elected and qualified. Set forth below are the number of votes cast for and withheld for each such Director:

     Election of Directors

                                        FOR                         WITHHELD
                                        ---                         --------

     Mark N. Williamson              15,322,086                      56,700
     Philip L. Wroughton             15,320,086                      58,700

     At the Annual Meeting, the shareholders also approved (i) RCHI's 1995 Employee Stock Purchase Plan and (ii) RCHI's 1995 Long Term Incentive and Share Award Plan and (iii) ratified the selection of Price Waterhouse LLP as independent accountants for the fiscal year ending December 31, 1996. Set forth below are the voting results for such proposals:

     Approval of RCHI's 1995 Employee Stock Purchase Plan

         FOR                        AGAINST                           ABSTAIN
         ---                        -------                           -------

     14,472,536                     797,800                            17,350

     Approval of RCHI's 1995 Long Term Incentive and Share Award Plan

         FOR                        AGAINST                            ABSTAIN
         ---                        -------                            -------

     12,188,986                    3,071,750                           20,250

     Ratification of Selection of Price Waterhouse LLP as Independent
     Accountants

         FOR                        AGAINST                            ABSTAIN
         ---                        -------                            -------

     15,372,436                       650                               5,700

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits.

     Exhibit No.            Description
     -----------            -----------

          15 Accountants' Awareness Letter and Limitation of Liability (regarding unaudited interim financial information)

          27         Financial Data Schedule

(b)  Reports on Form 8-K.

     There were no reports filed on Form 8-K for the three month period ended June 30, 1996.

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

                                                RISK CAPITAL HOLDINGS, INC.
                                                --------------------------------
                                                (Registrant)

                                                 /s/ MARK D. MOSCA
                                                --------------------------------
Date: August 13, 1996                           MARK D. MOSCA
                                                President

                                                 /s/ PAUL J. MALVASIO
                                                --------------------------------
Date: August 13, 1996                           PAUL J. MALVASIO
                                                Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
No.                                       Description
- -------                                   -----------

 15 Accountants' Awareness Letter and Limitation of Liability (regarding unaudited interim financial information)

 27                   Financial Data Schedule