Form 10-Q
period 1996-09-30
RISK CAPITAL HOLDINGS INC
filed 1996-11-14
CIK 947484

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1996.

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period ___________________ to _____________________

     Commission file number:  0-26456


                           RISK CAPITAL HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)


              Delaware                                   06-1424716
   (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                   Identification No.)

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

Yes |X|        No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock.

           Class                           Outstanding at September 30, 1996
           -----                           ---------------------------------
Common Stock, $.01 par value                           17,001,225


================================================================================

                           RISK CAPITAL HOLDINGS, INC.


                                      INDEX

                                                                      Page
                                                                       No.
                                                                      -----
PART I.  Financial Information

Review Report of Independent Accountants                                1

Consolidated Statement of Income                                        2
  For the three month and nine month periods ended
  September 30, 1996 and 1995

Consolidated Balance Sheet                                              3
  September 30, 1996 and December 31, 1995

Consolidated Statement of Cash Flows                                    4
  For the nine month period ended September 30, 1996 and 1995

Consolidated Statement of Changes in Stockholders'
  Equity For the nine month
  period ended September 30, 1996 and 1995                              5

Notes to Consolidated Financial Statements                              6

Management's Discussion and Analysis                                   10
  of Financial Condition and Results of Operations


PART II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K                              17

Signatures                                                             18

                            1177 Avenue of the Americas   Telephone 212 596 7000
                            New York, NY 10035            Facsimile 212 596 8910

Price Waterhouse LLP                                                 [LOGO]




                    Review Report of Independent Accountants


To the Board of Directors and Stockholders of Risk Capital Holdings, Inc.

We have reviewed the accompanying interim consolidated balance sheet of Risk Capital Holdings, Inc. and its subsidiary as of September 30, 1996, and the related consolidated statements of income, of changes in stockholders' equity and of cash flows for the period from January 1, 1996 to September 30, 1996. This financial information is the responsibility of the Company's management.

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



/s/ Price Waterhouse LLP

New York, New York
October 30, 1996

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF INCOME
                      (in thousands, except per share data)
                                   (unaudited)


                                                                       Three Months Ended                   Nine Months Ended
                                                                          September 30,                       September 30,
                                                                 ------------------------------      ------------------------------
                                                                      1996            1995 (1)            1996            1995 (1)
                                                                 ------------      ------------      ------------      ------------
Premiums and Other Revenues
Net premiums written                                             $     29,938                        $     53,509
Increase in unearned premiums                                         (17,310)                            (35,270)
                                                                 ------------      ------------      ------------      ------------
Net premiums earned                                                    12,628                              18,239
Net investment income                                                   3,289      $        535             9,833      $        535
Net realized investment gains (losses)                                   (109)               (1)              145                (1)
                                                                 ------------      ------------      ------------      ------------
         Total revenues                                                15,808               534            28,217               534

Expenses
Claims and claims expenses                                              8,240                              12,286
Commissions and brokerage                                               3,752                               5,241
Other operating expenses                                                2,894               707             8,018               707
                                                                 ------------      ------------      ------------      ------------
         Total expenses                                                14,886               707            25,545               707

Income (Loss) Before Income Taxes                                         922              (173)            2,672              (173)

Federal income taxes:
         Current                                                          600                               1,477
         Deferred                                                        (597)              (72)           (1,516)              (72)
                                                                 ------------      ------------      ------------      ------------
Income tax expense (benefit)                                                3               (72)              (39)              (72)
                                                                 ------------      ------------      ------------      ------------
Net Income (Loss)                                                $        919      ($       101)     $      2,711      ($       101)
                                                                 ============      ============      ============      ============
Per Share Data
Primary and fully diluted:
         Net income (loss)                                       $       0.05      ($      0.01)     $       0.16      ($      0.01)
                                                                 ============      ============      ============      ============

         Operating income (loss): net income
         (loss), excluding after-tax net realized
         investment gains (losses)                               $       0.06      ($      0.01)     $       0.15      ($      0.01)
                                                                 ============      ============      ============      ============

         Average shares outstanding                                16,994,948        15,845,903        16,971,827        15,845,903
                                                                 ============      ============      ============      ============



(1) Period from June 23, 1995 (date of inception) to September 30, 1995.

                 See Notes to Consolidated Financial Statements

                     RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                        (in thousands except share data)

                                                     (unaudited)
                                                    September 30,  December 31,
                                                        1996          1995
                                                     ---------      ---------
ASSETS
Investments:
Fixed maturities                                     $ 136,951      $ 132,321
  (amortized cost: 1996, $137,417;
          1995, $130,949)
Publicly traded equity securities                      123,631         39,374
  (cost: 1996, $117,304; 1995, $36,009)
Privately held securities                               39,277         19,534
  (cost: 1996, $33,656; 1995, $18,531)
Short-term investments                                  76,779        155,116
                                                     ---------      ---------
           Total investments                           376,638        346,345

Cash                                                       139            982
Accrued investment income                                2,129          2,442
Premiums receivable                                     15,372
Reinsurance recoverable on unearned premiums               462
Funds held                                                 615
Deferred policy acquisition costs                        5,701
Other assets                                             2,903          1,217
                                                     ---------      ---------
           TOTAL ASSETS                              $ 403,959      $ 350,986
                                                     =========      =========

LIABILITIES

Claims and claims expenses                           $  11,125
Unearned premiums                                       35,732
Reinsurance balances payable                               279
Investment accounts payable                              3,458      $   5,895
Deferred income tax liability                            2,370          1,851
Other liabilities                                        2,728          3,025
                                                     ---------      ---------
           TOTAL LIABILITIES                            55,692         10,771

STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value:
  20,000,000 shares authorized, none issued
Common stock, $.01 par value:
  80,000,000 shares authorized
  (1996, 17,001,225; 1995, 16,941,125)
  issued and outstanding                                   170            169
Additional paid-in capital                             339,934        338,737
Unrealized appreciation of investments,
  net of income tax                                      7,511          3,731
Deferred compensation under stock award plan            (3,078)        (3,441)
Retained earnings                                        3,730          1,019
                                                     ---------      ---------
           TOTAL STOCKHOLDERS' EQUITY                  348,267        340,215
                                                     ---------      ---------
           TOTAL LIABILITIES &
             STOCKHOLDERS' EQUITY                    $ 403,959      $ 350,986
                                                     =========      =========




                 See Notes to Consolidated Financial Statements

                    RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                              (unaudited)
                                                           Nine Months Ended
                                                              September 30,
                                                         ----------------------
                                                            1996       1995 (1)
                                                         ---------    ---------
OPERATING ACTIVITIES
Net income (loss)                                        $   2,711    ($    101)
  Adjustments to reconcile net income
  to net cash provided by operating activities:
    Liability for claims and claims expenses, net           11,125
    Unearned premiums, net                                  35,270
    Premiums receivable                                    (15,372)
    Funds held receivable                                     (615)
    Accrued investment income                                  313         (427)
    Reinsurance balances payable                               279
    Deferred policy acquisition costs                       (5,701)
    Net realized investment (gains) losses                    (145)           1
    Deferred tax asset                                      (1,516)         (72)
    Other liabilities                                          (65)       1,414
    Other items, net                                        (1,758)      (1,055)
                                                         ---------    ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                   24,526         (240)
                                                         ---------    ---------
INVESTING ACTIVITIES
Purchases of fixed maturity investments                   (199,355)     (92,868)
Sales of fixed maturity investments                        188,449
Net (purchases) sales of short-term investments             81,096     (232,377)
Purchases of equity securities                            (103,876)     (11,201)
Sales of equity securities                                   9,017
Purchases of furniture and equipment                          (702)
                                                         ---------    ---------
NET CASH USED FOR INVESTING ACTIVITIES                     (25,371)    (336,446)
                                                         ---------    ---------
FINANCING ACTIVITIES
Net cash proceeds from initial public offering
  and direct sales                                                      323,347
Proceeds from issuance of Class B warrants                               13,458
Common stock issued                                          1,198
Deferred compensation on restricted stock                   (1,196)
                                                         ---------    ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                        2      336,805
                                                         ---------    ---------
Increase in cash                                              (843)         119
Cash beginning of period                                       982
                                                         ---------    ---------
Cash end of period                                       $     139    $     119
                                                         =========    =========

(1)  Period from June 23, 1995 (date of inception) to September 30, 1995

                 See Notes to Consolidated Financial Statements

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (in thousands)



                                                             (unaudited)
                                                          Nine Months Ended
                                                             September 30,
                                                       ------------------------
                                                          1996         1995 (1)
                                                       ---------      ---------
Common Stock
  Balance at beginning of period                       $     169
  Issuance of common stock, Class A
    and B warrants                                                    $     168
  Restricted common stock issued                               1              1
                                                       ---------      ---------
  Balance at end of period                                   170            169
                                                       ---------      ---------

Additional Paid-in Capital
  Balance at beginning of period                         338,737
  Issuance of common stock, Class A
    and B warrants                                                      334,843
  Restricted common stock issued                           1,195          2,500
  Common stock issued from exercise of
    stock options                                              2
                                                       ---------      ---------
  Balance at end of period                               339,934        337,343
                                                       ---------      ---------

Unrealized Appreciation of Investments,
Net of Income Tax
  Balance at beginning of period                           3,731
  Unrealized appreciation                                  3,780
                                                       ---------      ---------
  Balance at end of period                                 7,511
                                                       ---------      ---------

Deferred Compensation Under Stock Award Plan
  Balance at beginning of period                          (3,441)
  Restricted common stock issued                          (1,196)        (2,500)
  Compensation expense recognized                          1,559             48
                                                       ---------      ---------
  Balance at end of period                                (3,078)        (2,452)
                                                       ---------      ---------

Retained Earnings
  Balance at beginning of period                           1,019
  Net income (loss)                                        2,711           (101)
                                                       ---------      ---------
  Balance at end of period                                 3,730           (101)
                                                       ---------      ---------

Total Stockholders' Equity
  Balance at beginning of period                         340,215
  Issuance of common stock, Class A and B
    warrants                                                            337,343
  Common stock issued                                      1,198            169
  Change in unrealized appreciation of
    investments, net of income tax                         3,780
  Change in deferred compensation                            363         (2,452)
  Net income (loss)                                        2,711           (101)
                                                       ---------      ---------
  Balance at end of period                             $ 348,267      $ 334,959
                                                       =========      =========


(1) Period from June 23, 1995 (date of inception) to September 30, 1995.

                 See Notes to Consolidated Financial Statements

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  ORGANIZATION

Risk Capital Holdings, Inc. ("RCHI"), incorporated in March 1995 under the laws of the State of Delaware, is a holding company whose wholly owned subsidiary, Risk Capital Reinsurance Company ("Risk Capital Reinsurance"), a Nebraska corporation, was formed to provide capital and property and casualty reinsurance to insurers and reinsurers, either on a stand-alone basis or as part of integrated capital solutions, on a global basis. (RCHI and Risk Capital Reinsurance are collectively referred to herein as the "Company.") In September 1995, through its initial public offering, related exercise of the underwriters' over-allotment option and direct sales of an aggregate of 16,750,625 shares of RCHI's common stock, par value $.01 per share (the "Common Stock"), at $20 per share, and the issuance of warrants, RCHI was capitalized with net proceeds of approximately $335.0 million, of which $328.0 million was contributed to the statutory capital of Risk Capital Reinsurance.

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

All of the Company's publicly traded equity securities and privately held securities were issued by insurance and reinsurance companies or companies providing services to the insurance industry. At September 30, 1996, the publicly traded equity portfolio consisted of 10 investments, with estimated fair values ranging individually from $9.6 million to $15.3 million.

Investments in privately held securities include both equity securities and fixed maturity convertible securities issued by privately and publicly held companies. Privately held securities are subject to trading restrictions or are otherwise illiquid and do not have readily ascertainable market values. The risk of investing in such securities is generally greater than the risk of investing in securities of widely held, publicly traded companies. Lack of a secondary market and resale restrictions may result in the Company's inability to sell a security at a price that would otherwise be obtainable if such restrictions did not exist and may substantially delay the sale of a security which the Company seeks to sell. Such investments are classified as "available for sale" and carried at estimated fair value, except for investments in which the Company believes it has the ability to exercise significant influence (generally defined as investments in which the Company owns 20% or more of the outstanding voting common stock of the issuer), which are reported using the equity method of accounting. Under this method, the Company will record its proportionate share of income or loss for such investments on a quarter lag basis.

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

Privately held securities consisted of the following:

                                                          (in thousands)
                                                   September 30,    December 31,
                                                       1996            1995
                                                   -------------    ------------
Equity Securities:
Recorded based on the equity method:
Island Heritage Insurance Company, Ltd.              $ 4,426
Insurance Investment Group, L.P.                         180

Recorded at fair value:
Peregrine Russell Miller Insurance Fund                8,554
   of Asia Limited ("Asian Fund")
Terra Nova (Bermuda) Holdings, Ltd.                   15,199             8,869
    ("Terra Nova")
Venton Holdings Ltd.                                   1,063
                                                     -------           -------
         Total privately held equities                29,422             8,869

Convertible security, recorded at fair value:
Mutual Risk Management, Ltd. ("Mutual                  9,855            10,655
  Risk") Zero Coupon Subordinated
  Debenture
                                                     -------           -------
         Total privately held securities             $39,277           $19,524
                                                     =======           =======


The Company's investment commitments relating to its privately held securities were as follows:

                                                         (In thousands)
Commitments:                                       September 30,    December 31,
                                                       1996             1995
                                                   -------------    ------------

Insurance Investment Group, L.P.                     $11,820
Venton Holdings Ltd.                                   4,190
                                                     -------           -------
         Total                                       $16,010              --
                                                     =======           =======


Set forth below is certain information relating to each of the investments and commitments in privately held securities made by the Company during 1996 (also including the investments in Terra Nova and Mutual Risk made in the fourth quarter of 1995).

The Company owns an approximately 44% economic interest in the Asian Fund, which is a long-term investment to achieve capital growth through investments in listed and unlisted securities of insurance companies incorporated or operating in Asia.

The Company's investment in Terra Nova, acquired in October 1995, currently represents a 3.6% interest in Terra Nova, which completed an initial public offering in April 1996. Terra Nova is the parent company of two operating insurance companies headquartered in Bermuda and London that write property and casualty reinsurance.

The Company has a 9.9% interest in Venton Holdings Ltd. ("VHL"), a Bermuda-based holding company which owns a managing agent at Lloyd's of London ("Lloyd's") and a corporate capital vehicle at Lloyd's that provides underwriting capacity for VHL's managing agent. VHL may call from time to time up to an aggregate of approximately $4.2 million from the Company to fund capital requirements at Lloyd's. The Company is a co-investor with The Trident Partnership, L.P.

The Mutual Risk zero coupon subordinated debenture was acquired by the Company in October 1995. The debenture has a maturity date of 2015, effective yield of 5.25% and is convertible into 217,884 shares of common stock at a price of $43.955 per share. Mutual Risk is a publicly held Bermuda company, providing risk management services to client companies. This security was sold subsequent to September 30, 1996 at a realized gain of approximately $548,000.

In March 1996, the Company committed to pay $12.0 million over the long-term to fund its 40% limited partnership interest in Insurance Investment Group, L.P., a private limited partnership of insurance companies which provides reinsurance and capital to insurance companies. At September 30, 1996, $180,000 had been funded under this commitment .

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

Reclassification:

A convertible security with a fair value of $10.7 million and amortized cost of $9.7 million at December 31, 1995 has been reclassified from fixed maturities to privately held securities to be consistent with the September 30, 1996 presentation.


5.  STATUTORY DATA

The statutory capital and surplus of Risk Capital Reinsurance at September 30, 1996 was $334.6 million and the statutory net loss for the three month and nine month periods ended September 30, 1996 were $3.1 million and $4.5 million, respectively.

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

Reinsurance treaties that are placed through intermediaries are typically for one year terms with a substantial number that are written or renew on January 1 each year. Other significant renewal dates include April 1, July 1 and October
1. The renewal periods in 1996 were marked by continuing intensified competitive conditions in terms of premium rates and treaty terms and conditions in both the property and casualty segments of the marketplace. While the Company is initially somewhat disadvantaged compared to its competition due to the preliminary start-up phase of its operations, it believes it is well positioned to generate attractive opportunities in the marketplace due to its substantial unencumbered capital base, experienced management team and relationship with its equity investment advisor, as well as its strategic focus on generating a small number of large reinsurance treaty transactions that may also be integrated with equity investments in client companies.

From January 1, 1996 through the October 1, 1996 renewal season, the Company was presented with a total of approximately 209 reinsurance treaty opportunities with effective dates from January 1 to October 1, 1996, of which approximately one-quarter included a possible integrated investment opportunity. The Company has bound 38 reinsurance treaties with approximately $85.0 million of annualized net premiums written for property, casualty, multiline and specialty reinsurance that will be recorded as premiums written within the next 12 to 18 months. Of this amount, approximately one-third is from unearned premium portfolios assumed or other one-time transactions which are non-renewable.

Results of Operations

For the nine months ended September 30, 1996, the Company had consolidated net income of approximately $2.7 million, or $0.16 per share. An after-tax realized investment gain of $0.1 million, or $0.01 per share, was also included in net income for the period.

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

Underwriting Results

Net premiums written for the nine month and three month periods ended September 30, 1996 were as follows:

                                         (in millions)
                          Nine Months Ended         Three Months Ended
                         September 30, 1996         September 30, 1996
                         ------------------         ------------------

    Property                    $ 12.4                     $  5.9
    Casualty                      11.3                        5.8
    Multiline                     18.7                       17.2
    Specialty                     11.1                        1.0
                                ------                     ------
                                $ 53.5                     $ 29.9
                                ======                     ======

Included in specialty premiums written for the nine month period is the entire premium of $9.5 million from a contract pursuant to which the Company reinsures a portion of one underlying policy for multiple years covering the launching of commercial satellites. Such premium will be earned over the multiple year periods as the exposures expire. Included in the multiline premiums for the nine month and three month periods ended September 30, 1996 is $16.3 million from the assumption of an unearned premium portfolio transfer, effective July 1, 1996, covering homeowners' business. Approximately 54% and 57% of net premiums written resulted from unearned premium portfolios and other non-recurring transactions for the nine month and three month periods ended September 30, 1996, respectively. Approximately 32% of net premiums written for the first nine months of 1996 was from non-U.S. clients. Unhedged monetary assets and liabilities in foreign currencies are translated at the exchange rate in effect at the balance sheet date with the resulting foreign exchange gains and losses recognized in income, which may be material.

On a statutory basis, the combined ratios for the nine month and three month periods ended September 30, 1996 were as follows:

                                      Nine Months Ended      Three Months Ended
                                     September 30, 1996      September 30, 1996
                                     ------------------      ------------------
Claims and claims expense ratio             67.4%                   65.2%
Commissions and brokerage ratio             20.4%                   24.2%
Operating expense ratio                     14.7%                    9.5%
                                          ------                  ------
Statutory combined ratio                   102.5%                   98.9%
                                          ======                  ======

The operating expense rates component of the statutory composite ratios for the nine month and three month periods ended September 30, 1996 were decreased by 17.3% and 12.7%, respectively, as a result of unearned premium portfolios and other non-recurring transactions.

Given the low level of premium volume the Company may initially generate and the long-term nature of the casualty business which the Company seeks to write, it is likely that earned premiums will be insufficient to cover claims costs, acquisition costs and operating expenses, thereby resulting in continued underwriting losses in 1996.

Investment Results

At September 30, 1996, approximately 57% of the Company's invested assets consisted of fixed maturity and short-term investments. Net investment income for the first nine months of 1996 was approximately $9.8 million. The amount of investment income from quarter to quarter could vary and diminish as the Company continues to employ its strategy of investing a substantial portion of its investment portfolio in publicly traded and privately held equity securities of insurance companies which generally yield less investment income than fixed maturity investments. Unrealized appreciation or depreciation of such investments to the extent that it occurs is recorded in a separate component of stockholders' equity, net of related deferred income taxes. Gains or losses are recorded in net income to the extent investments are sold, but the recognition of such gains and losses is unpredictable and not indicative of future operating results.

Income Taxes

The Company's effective tax rate of (1.5%) in the first nine months of 1996 is less than the 35% statutory rate on pre-tax operating income due to tax exempt income and the dividends received deductions. The gross deferred income tax benefit of approximately $1.5 million, which is an asset considered recoverable from future taxable income, results principally from temporary differences between financial and taxable income. Temporary differences include charges for restricted stock grants which are not deductible for income tax purposes until vested (vesting of existing restricted stock grants will occur over a five-year period), as well as charges for a portion of unearned premiums and claims reserves.

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

At September 30, 1996, cash and invested assets totaled approximately $376.8 million, consisting of $76.9 million of cash and short-term investments, $137.0 million of publicly traded fixed maturity investments, $123.6 million of publicly traded equity securities, and $39.3 million of privately held securities.

During the first nine months of 1996, the Company allocated approximately $79.3 million from its short term portfolio to publicly traded equity securities, and an additional $14.9 million to fund investments in privately held securities. See Note 4 under the caption "Investment Information" of the accompanying Notes to Consolidated Financial Statements for certain information regarding the Company's privately held securities and their carrying values, and commitments made by the Company relating to its privately held securities. During the remainder of 1996 and over the long-term, the Company intends to continue to allocate a substantial portion of its cash and short-term investments into publicly traded and privately held equity securities, subject to market conditions and opportunities in the marketplace.

At September 30, 1996, the publicly traded equity portfolio consisted of investments in 10 publicly traded domestic insurers, reinsurers, or companies providing services to the insurance industry. The estimated fair values of such investments ranged individually from $9.6 million to $15.3 million. The fixed maturity and short-term investments were all rated investment grade by Moody's Investors Service, Inc. or Standard & Poor's Corporation and have an average quality rating of AA and an average duration of approximately 3.1 years.

The Company's pre-tax and net of tax investment yields in the first nine months of 1996 were 3.8% and 2.8%, respectively. Assuming a stable interest rate environment, the Company anticipates such yields to moderately decline as funds invested in short-term securities are allocated into equity securities.

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

Net cash flow provided by operating activities in the first nine months of 1996 was $24.5 million, consisting principally of investment income and premiums received, offset by operating expenses.

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

At September 30, 1996, the Company's consolidated stockholders' equity totaled $348.3 million, or $20.48 per share. At such date, statutory surplus of Risk Capital Reinsurance was $334.6 million. Based on data available as of June 30, 1996 from the Reinsurance Association of

America, Risk Capital Reinsurance is the tenth largest domestic broker market oriented reinsurer as measured by statutory surplus.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits.

         Exhibit No.        Description
         -----------        -----------

             15 Accountants' Awareness Letter and Limitation of Liability (regarding unaudited interim financial information)

             27             Financial Data Schedule

(b)      Reports on Form 8-K.

         There were no reports filed on Form 8-K for the three-month period ended September 30, 1996.

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



                                      RISK CAPITAL HOLDINGS, INC.
                                      ------------------------------
                                      (Registrant)






                                      /s/ MARK D. MOSCA
                                      ------------------------------
Date: November 12, 1996               MARK D. MOSCA
                                      President






                                      /s/ PAUL J. MALVASIO
                                      ------------------------------
Date: November 12, 1996               PAUL J. MALVASIO
                                      Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
No.                 Description
-------             -----------

  15 Accountants' Awareness Letter and Limitation of Liability (regarding unaudited interim financial information)

  27                Financial Data Schedule