Form 10-K
period 1996-12-31
RISK CAPITAL HOLDINGS INC
filed 1997-03-31
CIK 947484

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
         For the Fiscal Year Ended December 31, 1996

                                       OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
         For the transition period from _________ to _________

                          Commission File No. 0-26456
                          RISK CAPITAL HOLDINGS, INC.
             (Exact name of Registrant as specified in its charter)

                    Delaware                                        06-1424716
         ------------------------------                         ------------------
         (State or other jurisdiction of                         (I.R.S. Employer
         incorporation or organization)                         Identification No.)
                20 Horseneck Lane
             Greenwich, Connecticut                                    06830
         ------------------------------                         ------------------
    (Address of principal executive offices)                        (Zip Code)

      Registrant's telephone number, including area code:  (203) 862-4300
          Securities registered pursuant to Section 12(b) of the Act:

                                                               Name of each Exchange
               Title of Each Class                              on which Registered
              ---------------------                          ------------------------
                      None                                             None

          Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.01 per share

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
            Yes __X__      No _______

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 27, 1997 was approximately $164,778,343 based on the closing price on the Nasdaq National Market on that date.

     As of March 27, 1997, there were 17,017,192 shares of the Registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III incorporates certain information by reference to the Registrant's definitive proxy statement to be filed with respect to the Registrant's Annual Meeting of Stockholders to be held on May 13, 1997, which proxy statement will be filed with the Securities and Exchange Commission within 120 days of the close of the Registrant's fiscal year ended December 31, 1996.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          RISK CAPITAL HOLDINGS, INC.

                               TABLE OF CONTENTS

 Item                                                                                   Page
                                           PART I
1.       Business....................................................................      1
2.       Properties..................................................................     22
3.       Legal Proceedings...........................................................     22
4.       Submission of Matters to a Vote of Security Holders.........................     22
                                           PART II
5.       Market for Registrant's Common Equity and Related Stockholder Matters.......     22
6.       Selected Financial Data.....................................................     23
         Management's Discussion and Analysis of Financial Condition and Results of
7.       Operations..................................................................     24
8.       Financial Statements and Supplementary Data.................................     30
         Changes in and Disagreements with Accountants on Accounting and Financial
9.       Disclosure..................................................................     31
                                          PART III
10.      Directors and Executive Officers of the Registrant..........................     31
11.      Executive Compensation......................................................     31
12.      Security Ownership of Certain Beneficial Owners and Management..............     31
13.      Certain Relationships and Related Transactions..............................     31
PART IV
14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K.............     31

                                     PART I

ITEM 1.  BUSINESS.

     Certain terms used below are defined in the "Glossary of Selected Insurance Terms" appearing on page 18.

GENERAL

     THE COMPANY

     Risk Capital Holdings, Inc. ("RCHI") was incorporated in March 1995 under the laws of the State of Delaware with the objective of becoming a global reinsurance company which integrates sound reinsurance underwriting with an investment strategy focused on the insurance industry. RCHI believes that reinsurance underwriting and investment skills can be mutually reinforcing and that successfully employing such skills in an integrated manner can result in enhanced stockholder returns. RCHI operates through its wholly owned subsidiary, Risk Capital Reinsurance Company ("Risk Capital Reinsurance" and, together with RCHI, unless the context otherwise requires, the "Company"), whose primary focus is on traditional and finite risk property and casualty reinsurance treaty coverages, including excess of loss reinsurance and quota share or proportional reinsurance. Based upon data available from the Reinsurance Association of America ("RAA"), Risk Capital Reinsurance is the twelfth largest United States based broker market oriented reinsurer as measured by statutory surplus at December 31, 1996. As of that date, Risk Capital Reinsurance had statutory capital and surplus of $334.3 million.

     In September 1995, RCHI completed an (i) initial public offering of 9,775,000 shares of its common stock, par value $.01 per share (the "Common Stock"), and (ii) concurrent direct sales of (x) an aggregate of 6,975,625 shares of Common Stock and (y) warrants to purchase 4,451,680 shares of Common Stock (of which 2,531,079 shares are subject to immediately exercisable warrants) for aggregate proceeds, net of underwriting expenses, of approximately $335.0 million (collectively, the "Offerings"). RCHI contributed $328.0 million of such proceeds to the capital of Risk Capital Reinsurance. In November 1995, Risk Capital Reinsurance was licensed under the insurance laws of the State of Nebraska.

     Marsh & McLennan Risk Capital Corp. ("Risk Capital Corp."), a subsidiary of Marsh & McLennan Companies, Inc. (together with its subsidiaries, unless the context otherwise requires, "Marsh & McLennan"), is the Company's equity investment advisor. Risk Capital Corp. and its affiliates have successfully invested in various newly-formed insurance and reinsurance ventures, principally ACE Limited, EXEL Limited (including its subsidiary X.L. Insurance Company, Ltd., "EXEL"), Mid Ocean Ltd. and Centre Reinsurance Holdings Limited. Risk Capital Corp. is the investment advisor to The Trident Partnership L.P. ("Trident"), a $667.0 million investment fund capitalized by institutional investors, including Marsh & McLennan, to invest selectively on a global basis in the insurance and reinsurance industry.

     The principal shareholders of RCHI are (i) EXEL, which beneficially owns approximately 22.1% of the outstanding Common Stock (or 19.2% assuming the exercise of all immediately exercisable warrants and options to purchase Common Stock), (ii) Trident, which beneficially owns approximately 10.3% of the outstanding Common Stock (or 16.0% assuming the exercise of all immediately exercisable warrants and options to purchase Common Stock), and (iii) Marsh & McLennan Risk Capital Holdings, Ltd., which beneficially owns approximately 8.2% of the outstanding Common Stock (or 11.7% assuming the exercise of all immediately exercisable warrants and options to purchase Common Stock).

     The Company's executive offices are located at 20 Horseneck Lane, Greenwich, Connecticut 06830 and its telephone number is (203) 862-4300.

     BUSINESS STRATEGY

     The Company's integrated strategic focus on reinsurance and investments in the insurance sector is designed to allow the Company to take advantage of the opportunities arising from the extensive changes taking place in the insurance industry worldwide. These changes are occurring principally as a result of increasing globalization of insurance and other markets, the need of insurers and reinsurers to reduce costs, and unprecedented catastrophic and other losses. Such losses in particular have affected underwriting capacity, increased demand for financially strong insurance and reinsurance capacity, contributed to the restructuring of insurance companies and markets, including Lloyd's of London ("Lloyd's"), and raised concerns about the
                                      -1 -
adequacy of the capital of certain insurance companies. The Company believes that it is in a position to capitalize on these opportunities because:

  * as a new company its distribution and overhead structure, as well as its organizational philosophy, is not encumbered with a traditional, territorial outlook; rather the Company is positioned to respond to the functional and global approach to the placement of insurance and reinsurance;

  * a small, centralized staff is well motivated by incentive compensation and is assisted by new information technology;

  * management seeks to use both the Company's traditional and finite risk reinsurance underwriting capacity and its investment portfolio to provide increased capacity to insurers through the provision of reinsurance and/or capital;

  * the extensive experience and relationships of the Company's management and Risk Capital Corp. assists in identifying and taking advantage of underwriting and investment opportunities, respectively; and

  * the Company believes that attractive underwriting opportunities are presented to it in connection with the investment activities of the Company and Risk Capital Corp. as the Company's equity investment advisor.

REINSURANCE UNDERWRITING

     STRATEGY

     The principal components of the Company's underwriting strategy are: (i) identifying and committing the Company's underwriting capacity to those types of reinsurance where management believes that above average underwriting results can be achieved; (ii) promoting client loyalty by providing a full range of sophisticated risk management products closely tailored to its clients' needs;
(iii) conserving capacity to react to changing market conditions; (iv) soliciting business primarily through reinsurance intermediaries; (v) taking advantage of underwriting opportunities that may arise in connection with the equity investment activities of Risk Capital Corp.; (vi) providing reinsurance to insurers in which the Company invests, where appropriate; (vii) maintaining a small, highly skilled, performance-motivated staff; and (viii) maintaining a low expense structure. The Company continues to implement this strategy throughout the property and casualty underwriting cycle.

     The Company seeks to write "large lines" (i.e., significant portions) on a limited number of traditional and finite risk property and casualty reinsurance treaties with a select number of insurance and reinsurance companies located throughout the world (although the Company's principal focus is on large United States and European-based insurance and reinsurance companies) and with select Lloyd's Syndicates. The Company may also provide credit enhancement, time and distance and other risk management products, the nature and demand for which will vary over time depending on existing capacity, profitability, tax, regulatory and accounting aspects, and other circumstances pertaining to such products.

     The Company focuses its efforts on treaty reinsurance. The Company believes in the value of long-term mutually profitable treaty relationships. The Company intends to continue to establish and cultivate such long-term relationships with its reinsureds and believes it will be assisted therein by the extensive experience of its management and Risk Capital Corp. In addition, the Company intends to write conservatively in terms of the Company's surplus capacity. The Company does not currently intend for its premium-to-surplus ratio to exceed 0.7x. However, depending on business opportunities and the mix of business that may comprise the Company's portfolio, the Company may consider underwriting at a higher premium-to-surplus ratio. Underwriting conservatively in terms of surplus capacity will help enable the Company to maintain underwriting capacity and flexibility. The Company believes that these objectives should, if realized, place the Company in a position (without being overly dependent on the underwriting cycle) to take advantage of underwriting opportunities that are generally only available to well-capitalized reinsurers willing to underwrite large lines.

     The Company participates at Lloyd's through the provision of whole account quota share reinsurance to selected Lloyd's Syndicates. The Company may participate in other ways, including through investments in Lloyd's corporate members and/or managing agents. In 1996, the Company acquired an equity interest in an indirect owner of a Lloyd's managing agent and corporate name. See Note 3 under the caption "Investment Information" of the accompanying Notes to Consolidated Financial Statements of the Company.

     The Company may obtain clash and catastrophe retrocessional coverage and, if obtained, will limit its credit risk with respect to such retrocessions through careful analysis and selection of retrocessionaires. See
"Business--Retrocessional Arrangements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations--Risk Retention."

     The Company determines the aggregate amount of reinsurance it writes based upon market and other factors, including its assessment of underwriting opportunities and its premium-to-surplus ratio at the time of determination. The Company believes that insurance companies with certain identifiable characteristics have historically performed better than the industry throughout the underwriting cycle and believes that the experience of the Company's management and Risk Capital Corp. assist in focusing on such companies for reinsurance and investment opportunities, respectively. The Company believes that these characteristics include underwriting performance, underwriting focus and discipline (irrespective of the underwriting cycle), ability to take advantage of opportunities and changing circumstances in the insurance industry, low expense ratio, specialization, ability to take a lead role in structuring substantial insurance and reinsurance contracts, substantial capacity and effective use of reinsurance.

     The Company employs a disciplined, multi-disciplinary and highly analytical approach to underwriting designed to specify premium that is intended to be commensurate with the amount of its capital the Company estimates it is placing at risk. As part of its underwriting process, the Company focuses on the financial characteristics (including capital needs) and reputation of the proposed cedent, the likelihood of establishing a long-term relationship with the cedent, the geographic area in which the cedent does business, its market share, historical loss data for the cedent and, where available, for the industry as a whole in the relevant regions, in order to compare the cedent's historical loss experience to industry averages.

     OPERATIONS

     The Company's mix of business on the basis of net premiums written for 1996 is set forth in the following table:

                                       NET PREMIUMS WRITTEN
                                          (IN MILLIONS)
                                            YEAR ENDED
                                        DECEMBER 31, 1996
                                     ------------------------
                                     Amount        Percentage
                                     ------        ----------
Property..........................   $19.4              27%
Casualty..........................    17.6              24
Multi-line........................    21.8              30
Specialty.........................    13.7              19
                                     ------            ---
Total.............................   $72.5             100%
                                     ------            ---
                                     ------            ---

     Approximately $32.9 million, or 45%, of net premiums written for 1996 resulted from unearned premium portfolios and other non-recurring transactions. Included in specialty premiums written is $11.9 million from a contract pursuant to which the Company reinsures a portion of one underlying policy for multiple years. Such premiums will be earned over the multiple periods as the exposures expire.

     Approximately 30% of net premiums written for 1996 was from non-United States clients which are Lloyd's Syndicates or are located in the United Kingdom or Continental Europe.

     Reinsurance is provided by the Company both on a quota share and excess of loss basis, which in 1996 amounted to 58% and 42%, respectively, of the Company's net premiums written. In the future, the mix of quota share and excess of loss reinsurance will depend on market conditions and other relevant factors and cannot be predicted with accuracy. Depending on future conditions, the Company may also write other types of reinsurance.

     For a discussion of the Company's in-force business at January 1, 1997, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Recent Industry Performance."

INVESTMENTS

     STRATEGY

     The Company's investment goals are to support the Company's reinsurance activities and enhance the Company's long-term profitability. The principal components of the Company's strategy to achieve these goals include: (i) supporting short-term liquidity requirements through cash and fixed income investments and, if necessary, through the sale of marketable equity securities from the Company's investment portfolio; (ii) investing a significant portion of the Company's assets in publicly traded and privately held equity securities principally issued by insurance and reinsurance companies and companies providing services to the insurance industry; (iii) identifying trends and investment opportunities in the insurance industry that could lead to superior returns; (iv) utilizing Risk Capital Corp., an experienced insurance industry advisor, as equity investment advisor; (v) investing in insurers to which the Company provides reinsurance, where appropriate; and (vi) when available, co-investing with Trident, a dedicated insurance industry private equity fund, and an entity to which Risk Capital Corp. also provides equity investment advisory services.

     The Company intends to invest a majority of its investment portfolio in equity securities, principally issued by insurance and reinsurance companies and companies providing services to the insurance industry pursuant to advice from Risk Capital Corp. The Company does not believe that the provision of reinsurance to insureds in which the Company invests should subject the Company to any significant additional investment risk; however, the operating performance of an insured in which the Company also invests could affect the Company more than an entity in which the Company only invests or to which the Company only provides reinsurance. The Company believes that, over the long term, a portfolio of equity securities offers a greater potential return and growth in book value than one comprised of fixed maturity securities, and that such a portfolio should most effectively maximize long term stockholders' equity. The Company also believes that an equity portfolio is appropriate for the Company because of the long-tail nature of certain of the reinsurance business that the Company may write and the Company's anticipated conservative premium-to-surplus ratio.

     The Company has entered into an equity investment advisory agreement with Risk Capital Corp. with respect to the management of the Company's equity investment portfolio and a fixed income investment advisory agreement with The Putnam Advisory Company, Inc. ("Putnam"), a subsidiary of Marsh & McLennan, with respect to the management of the Company's fixed income securities portfolio. Subject to investment guidelines determined, from time to time, by the Investment/Finance Committee of the Board of Directors of the Company (the "Investment Committee"), Putnam and Risk Capital Corp. have the authority, among other things, to buy, sell, retain or exchange the respective type of investments for which they have been retained. The equity investment advisory agreement provides that, subject to general guidelines established from time to time by the Investment Committee, the Company may not invest in, purchase or dispose of equity securities unless such investment, purchase or disposition (including the terms thereof) has been approved by Risk Capital Corp. Equity securities include common stocks, preferred stocks and securities (including debt securities) convertible into or exercisable or exchangeable for common stocks or preferred stocks, and any similar securities or instruments, and any debt securities that were originally issued together with any such securities or instruments. The Company may make strategic investments without the approval of Risk Capital Corp. Strategic investments are generally acquisitions (not being made for resale) of securities of companies engaged in the reinsurance business or other businesses (except an insurance business), provided that the Company obtains operational control of such company.

     Under the equity investment advisory agreement, Risk Capital Corp. receives compensation on both public securities owned by the Company (the "Public Portfolio") and private equity securities owned by the Company (the "Private Portfolio"). With respect to equity securities in the Public Portfolio, the Company pays an annual fee equal to 0.35% of the daily average of the market prices of such securities. With respect to the Private Portfolio, the Company pays an annual fee equal to the sum of (i) 1.5% per annum on the first $250.0 million in carrying value of securities in the Private Portfolio and (ii) 1.0% per annum on the carrying value of such securities in the Private Portfolio that exceeds $250.0 million. Risk Capital Corp. is also entitled to annual compensation equal to the excess, if any, of (x) 7.5% of cumulative net realized gains (as defined in the equity investment advisory agreement) on equity securities in the Private Portfolio over (y) cumulative incentive compensation previously paid in prior years on cumulative net realized gains. The agreement provides for a minimum aggregate cash fee to Risk Capital Corp. of $500,000 per annum through December 31, 1997. Fees
                                      -4 -
incurred under the agreement during fiscal year 1996 and partial fiscal year 1995 were approximately $686,000 and $151,000, respectively.

     Under the fixed income investment advisory agreement with Putnam, the Company pays annual fees at the following rates: 0.35% per annum on the first $50.0 million, 0.30% per annum on the next $50.0 million, 0.20% per annum on the next $100.0 million and 0.15% per annum on the market value of assets that exceed $200.0 million. Fees incurred under the agreement during 1996 and 1995 were approximately $547,000 and $190,000, respectively.

     Risk Capital Corp. is investment manager to Trident and, accordingly, certain restrictions exist with respect to Risk Capital Corp.'s ability to make investment recommendations to the Company with respect to investments which would be suitable for both Trident and the Company. Under the Trident partnership agreement, until the earlier of May 6, 2000 or the date on which at least 75% of the aggregate capital of Trident has been drawn, neither Risk Capital Corp. nor any of its affiliates may organize, or invest in, any new or existing risk assumption entity unless Trident is first offered a reasonable opportunity to invest in such entity. Such restrictions may also apply to the Company. Such limitation, however, does not apply to investments in any such new entity where the total invested capital of such entity does not exceed $10.0 million.

     Pursuant to the Trident partnership agreement, where Trident has elected to make part, but not all, of the full investment otherwise available to it, the Company may not be offered the opportunity to participate in such investment unless Trident first offers at least all Trident partners with capital commitments of at least $50.0 million the right to participate in such additional investment on a pro rata basis. Pursuant to the terms of the equity investment advisory agreement between the Company and Risk Capital Corp., Risk Capital Corp. has agreed that it will not invest in such opportunities, and will not offer any such opportunities to its affiliates, without first offering the Company an opportunity to make such investment.

     Fixed income investments will be used to provide shorter-term liquidity and current returns. The fixed income securities portfolio generally will be invested in high quality, liquid securities, including securities issued by United States government agencies and United States government guaranteed securities.

     Since a significant portion of the Company's investment portfolio will generally be equity securities issued by insurance and reinsurance companies and companies providing services to the insurance industry, the portfolio will lack industry diversification and will be particularly subject to the cyclicality of the insurance industry. Such cyclicality will affect the market prices of a significant portion of the Company's investment portfolio and the income and return on such investments, all of which could negatively affect the Company's underwriting capacity. As the Company's investment strategy is to invest a significant portion of its investment portfolio in equity securities, its investment income in any fiscal period may be smaller, as a percentage of investments, and less predictable than other competitor reinsurance companies, which tend to invest primarily in fixed income investments. Net realized and unrealized gains (losses) on investments may have a greater effect on the Company's results of operations or stockholders' equity at the end of any fiscal period than its competitor reinsurance companies.

     OPERATIONS

     At December 31, 1996, cash and invested assets totaled approximately $392.9 million, consisting of $106.3 million of cash and short-term investments, $140.4 million of publicly traded fixed maturity investments, $117.4 million of publicly traded equity securities and $28.8 million of privately held securities.

     The following table summarizes the Company's investments on a consolidated basis at December 31, 1996:

                                                               (DOLLARS IN THOUSANDS)
                                                                 DECEMBER 31, 1996
                                                           ------------------------------
                                                           ESTIMATED
                                                           FAIR VALUE             PERCENT
                                                           ----------             -------
     Cash and short-term..............................      $106,352                 27%
                                                           ----------             -------
     Fixed maturities:
          U.S. government and government agencies.....        35,796                  9
          Municipal bonds.............................        60,041                 15
          Corporate bonds.............................        17,316                  5
          Mortgage and asset-backed securities........        26,709                  7
          Foreign governments.........................           519
                                                           ----------             -------
            Subtotal, fixed maturities................       140,381                 36
     Equity securities:
          Publicly traded.............................       117,360                 30
          Privately held..............................        28,847                  7
                                                           ----------             -------
            Subtotal, equity securities...............       146,207                 37
                                                           ----------             -------
                  Total...............................      $392,940                100%
                                                           ----------             -------
                                                           ----------             -------

     Guidelines established by the Company restrict the portion of the fixed maturities portfolio that can be held in lower quality securities. At December 31, 1996, the fixed maturity and short-term investments were all rated investment grade by Moody's Investors Service, Inc. or Standard & Poor's Corporation and have an average quality rating of AA and an average duration of approximately 2.2 years.

     Contractual maturities of the Company's consolidated fixed maturity securities are shown below:

                                                                 (IN THOUSANDS)
                                                               DECEMBER 31, 1996
                                                        --------------------------------
                                                        AMORTIZED             ESTIMATED
                                                          COST                FAIR VALUE
                                                        ---------             ----------
     Available for sale:
          Due in one year or less..................     $ 57,351               $ 57,386
                                                        ---------             ----------
          Due after one year through five years....       14,514                 14,567
          Due after five years through 10 years....       22,261                 22,404
          Due after 10 years                              19,400                 19,315
                                                        ---------             ----------
          Subtotal.................................      113,526                113,672
          Mortgage and asset-backed securities.....       26,602                 26,709
                                                        ---------             ----------
               Total...............................     $140,128               $140,381
                                                        ---------             ----------
                                                        ---------             ----------

     At December 31, 1996, the publicly traded equity portfolio consisted of investments in ten publicly traded domestic insurers, reinsurers, or companies providing services to the insurance industry. The estimated fair values of such investments ranged individually from $1.2 million to $15.6 million.

     See Note 3 under the caption "Investment Information" of the accompanying Notes to Consolidated Financial Statements of the Company for certain information regarding the Company's publicly traded and privately held securities and their carrying values, and commitments made by the Company relating to its privately held securities. Over the long-term, the Company intends to continue to allocate a substantial portion of its cash and short-term investments into publicly traded and privately held equity securities, subject to market conditions and opportunities in the marketplace.

     The Company has not invested in derivative financial instruments such as futures, forward contracts, swaps, or options or other financial instruments with similar characteristics such as interest rate caps or floors and fixed-rate loan commitments.

MARKETING

     The Company obtains substantially all of its reinsurance business through intermediaries representing the cedent in negotiations for the purchase of reinsurance. The process of effecting a brokered reinsurance placement typically begins when a cedent enlists the aid of an intermediary in structuring a reinsurance program. Often the intermediary will consult with one or more lead reinsurers as to the pricing and contract terms of the reinsurance protection being sought. Once the cedent has approved the terms quoted by the lead reinsurer, the intermediary will offer participation to qualified reinsurers until the program is fully subscribed to by reinsurers at terms agreed to by all parties.

     By working through intermediaries to originate its business, the Company need not maintain a substantial sales organization which, during periods of reduced premium volume, would comprise a significant and non-productive part of overhead. In addition, management believes that submissions from the intermediary market are more numerous and diverse, including certain targeted specialty coverages, than would be available through a salaried sales organization and that the Company is able to exercise greater selectivity than would be possible in dealing directly with cedents.

     The Company pays commissions to intermediaries based on negotiated percentages of the premium it writes. Direct writers of reinsurance typically incur higher fixed costs that are included in their underwriting expenses. Reinsurers using intermediaries can lower these costs during a downturn by writing less business and incurring lower brokerage costs. Intermediaries do not generally have the authority to bind the Company with respect to reinsurance agreements nor does the Company commit in advance to accept any portion of the business that intermediaries submit to it. Reinsurance business from any cedent, whether new or renewal, is generally subject to acceptance by the Company.

     In 1996, U.S. Re Corporation ("U.S. Re"), Faugere & Jutheau and AON Reinsurance, Inc. accounted for approximately 27.7%, 13.7% and 12.1%, respectively, of the Company's net premiums written. In 1996, U.S. Re, Balis & Company, Inc. ("Balis") and Minet Re accounted for approximately 37.1%, 12.4% and 10.1%, respectively, of the Company's net premiums earned. The Company does not believe that the loss of such business would have a long-term material adverse effect due to the Company's competitive position within the broker reinsurance market and the availability of business from other intermediaries. Balis is an affiliate of Marsh & McLennan. The terms relating to the Company's intermediary arrangements with Balis have been negotiated on an arm's-length basis.

     In addition to investment opportunities arising from the activities of Risk Capital Corp. as the Company's equity investment advisor, the Company is provided with investment opportunities by reinsurance brokers and traditional financing sources, including investment banking firms, venture capital firms and other banking and financing sources, both acting as principal investors and intermediaries. Underwriting opportunities may arise from such sources in connection with the Company's investment activities as part of integrated transactions.

RETROCESSIONAL ARRANGEMENTS

     The Company will evaluate its retrocessional requirements periodically in relation to many factors, including its surplus capacity, gross line capacity and changing market conditions. Other than the Company's participation in "common account" retrocessional arrangements for certain reinsurance treaties, the Company currently does not maintain retrocessional arrangements on a per risk or per treaty basis, or for the purpose of limiting its exposure with respect to catastrophe losses or unusual accumulations of losses resulting from a single occurrence involving two or more reinsured policies. The Company believes that such exposures are currently adequately managed through appropriate terms and conditions and pricing of reinsurance contracts. Common account retrocessional arrangements reduce the effect of individual or aggregate losses to all participating companies with respect to a reinsurance treaty, including the cedent.

     For a discussion regarding the Company's risk management policies, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations--Risk Retention."

     Reinsurance companies enter into retrocessional arrangements for many of the same reasons primary insurers seek reinsurance, including reducing the effect of individual or aggregate losses and increasing premium writings and risk capacity without requiring additional capital. Retrocessional arrangements would not relieve the Company from its obligations to the insurers and reinsurers from whom it assumes business. The failure of
                                      -7 -
retrocessionaires to honor their obligations could result in losses to the Company. The Company will limit its credit risk with respect to retrocessional arrangements through careful analysis and selection of retrocessionaires. The evaluation process will involve financial analysis of current audited financial data and comparative analysis of such data in accordance with guidelines established by the Company.

CLAIMS ADMINISTRATION

     Claims are managed by the Company's professional claims staff whose responsibilities include the review of initial loss reports, creation of claim files, determination of whether further investigation is required, establishment and adjustment of case reserves and payment of claims. In addition, the claims staff conducts comprehensive claims audits of both specific claims and overall claims procedures at the offices of selected ceding companies. In certain instances, a claims audit may be performed prior to assuming reinsurance business or entering in an investment transaction as part of a comprehensive risk evaluation process.

RESERVES FOR UNPAID CLAIMS AND CLAIMS EXPENSES

     As a reinsurance company, the Company is required to establish and maintain reserves to cover its estimated ultimate liability for unpaid claims and claims expenses with respect to reported and unreported claims incurred as of the end of each accounting period (net of estimated related salvage and subrogation claims and retrocession recoverables (if any) of the Company). These reserves are estimates involving actuarial and statistical projections at a given time of what the Company expects the ultimate settlement and administration of claims to cost based on facts and circumstances then known, predictions of future events, estimates of future trends in claims severity and other variable factors such as inflation and new concepts of liability. For certain types of claims, it may over time be necessary to revise estimated potential loss exposure and, therefore, the Company's unpaid claims and claims expense reserves. The inherent uncertainties of estimating claims and claims expense reserves are exacerbated for reinsurers by the significant periods of time (the "tail") that often elapse between the occurrence of an insured claim, the reporting of the claim to the primary insurer and, ultimately, to the reinsurer, and the primary insurer's payment of that claim and subsequent indemnification by the reinsurer. As a consequence, actual claims and claims expenses paid may deviate, perhaps substantially, from estimates reflected in the Company's reserves in its financial statements. The estimation of reserves by new reinsurers, such as the Company, may be less reliable than the reserve estimations of a reinsurer with an established volume of business and loss history. To the extent reserves prove to be inadequate, the Company may have to augment such reserves and incur a charge to earnings. Such a development could result in a material charge to earnings or stockholders' equity in future periods.

     When a claim is reported to an insurance company that cedes business to the Company, its claims personnel establish a "case reserve" for the estimated amount of the ultimate payment. The estimate reflects the informed judgment of such personnel based on general insurance reserving practices and on the experience and knowledge of such personnel regarding the nature and value of the specific type of claim. The Company, in turn, typically establishes a case reserve when it receives a notice of a claim from the ceding company. Such reserves are based on an independent evaluation by the Company, taking into consideration coverage, liability, severity of injury or damage, jurisdiction, the Company's assessment of the ceding company's ability to evaluate and handle the claim and the amount of reserves recommended by the ceding company. Case reserves are adjusted periodically by the Company based on subsequent developments and audits of ceding companies.

     In accordance with industry practice, the Company maintains incurred but not reported ("IBNR") reserves. Such reserves are established to provide for future case reserves and loss payments on incurred claims which have not yet been reported to an insurer or reinsurer. In calculating its IBNR reserves, the Company uses generally accepted actuarial reserving techniques that take into account quantitative loss experience data, together, where appropriate, with qualitative factors. IBNR reserves are based on loss experience of the Company and the industry, and are grouped both by class of business and by accident year. IBNR reserves are also adjusted to take into account certain factors such as changes in the volume of business written, reinsurance contract terms and conditions, the mix of business, claims processing and inflation that can be expected to affect the Company's liability for losses over time.

     The reconciliation of claims and claims expense reserves for the year ended December 31, 1996 is as follows:

                                                                    (IN THOUSANDS)
                                                                      YEAR ENDED
                                                                   DECEMBER 31, 1996
                                                                   -----------------
       At beginning of year:
              Gross claims and claim expense reserves                        --
              Reinsurance recoverables                                       --
                                                                   -----------------
                    Net claims and claims expense reserves                   --
       Net claims and claims expenses incurred relating to:
              Current year                                              $24,079
              Prior year                                                     --
                                                                   -----------------
                    Total                                                24,079
       Net paid claims and claims expenses incurred relating
       to:
              Current year                                                3,831
              Prior year                                                     --
                    Total                                                 3,831
                                                                   -----------------
       At end of year:
              Net claims and claims expense reserves current
              year                                                       20,248
              Reinsurance recoverables                                      522
                                                                   -----------------
                    Gross claims and claims expense reserves            $20,770
                                                                   -----------------
                                                                   -----------------

     The Company believes that its exposure, if any, to environmental impairment liability and asbestos-related claims is minimal since no business has been written prior to 1996. The Company does not currently discount its reserves to reflect the present value of claims that may eventually be paid.

     Subject to the foregoing, the Company believes that the reserves for claims and claims expenses are adequate to cover the ultimate cost of claims and claims expenses incurred through December 31, 1996. The estimates will be continuously reviewed and as adjustments to these reserves become necessary, such adjustments will be reflected in current operations.

OVERVIEW OF THE REINSURANCE INDUSTRY

     Reinsurance is a form of insurance in which a reinsurer indemnifies a primary insurer against part or all of the liability assumed by the primary insurer under one or more insurance policies. Reinsurance is a contractual agreement whereby an insurer or reinsurer (ceding company) remits a portion of the premium it receives to a reinsurer (assuming company) as payment for the assuming company's agreement to indemnify the ceding company for a portion of the risk. Reinsurance provides insurers with several benefits which include the following: reduction in net liability on individual risks, protection against catastrophic losses and assistance in maintaining acceptable regulatory ratios and additional underwriting capacity in that the primary insurer can accept larger risks and can expand the book of business it writes at a faster rate than would be possible without a corresponding increase in its capital and surplus position. Reinsurance does not legally discharge the ceding company from its liability with respect to its obligation to the insured.

     There are two principal types of reinsurance: treaty reinsurance and facultative reinsurance. Treaty reinsurance is a contractual arrangement, usually renewable annually, between a primary insurer and a reinsurer under which the primary insurer must cede and the reinsurer must assume a specified portion of a type or category of risks. Facultative reinsurance is the reinsurance of individual risks. Rather than agreeing to reinsure all or a portion of a class of risk, the reinsurer separately rates and underwrites each risk. In the underwriting of treaty reinsurance, the reinsurer need not separately evaluate each of the individual risks assumed, as it must in the underwriting of facultative reinsurance, and in general depends on the original underwriting decisions made by the reinsured.

     Both facultative and treaty reinsurance can be written on both an excess of loss and a quota share basis. In quota share reinsurance, the reinsurer assumes from the reinsured a percentage specified in the treaty of each risk
                                      -9 -
in the reinsured class of risk. Premiums that the reinsured pays to the reinsurer are proportional to the portion of the risk that the reinsurer assumes, and the reinsurer generally pays the reinsured a ceding commission to reimburse the reinsured for the expenses incurred in obtaining the business. The ceding commission may also contain a profit component. In quota share reinsurance, the reinsurer may receive the benefit of common account reinsurance and, therefore, the reinsurer will have credit risk with respect to the underlying reinsurers providing such common account reinsurance. In excess of loss treaty reinsurance, the reinsurer indemnifies the reinsured for a portion of the losses on underlying policies which exceed a specified loss retention amount up to an amount per loss specified in the treaty. Premiums that the reinsured pays to the reinsurer for excess of loss coverage are not directly proportional to the premiums that the reinsured receives because the reinsurer does not assume a proportionate risk. The reinsurer generally does not pay any commission to the reinsured in connection with excess of loss reinsurance. Excess of loss treaty reinsurance can, in turn, be written on a per risk or catastrophe basis. Per risk excess of loss reinsurance protects the reinsured against a loss resulting from a single risk or location. Catastrophe excess of loss reinsurance protects a reinsured from an accumulation or large number of related losses resulting from a variety of risks which may occur in a given catastrophe and hence is a highly volatile business.

     Excess of loss reinsurance is often written in layers, with one reinsurer taking the risk from the primary insurer's retention layer up to a specified amount, at which point another reinsurer takes over the excess liability or the excess liability reverts back to the primary insurer. The reinsurer taking on the risk just above the primary insurer's retention layer is said to write "working" or "low layer" excess of loss reinsurance. A loss that reaches just beyond the primary insurer's retention layer will create a loss for the lower layer reinsurer, but not for the reinsurers on higher layers. Losses incurred in low layer reinsurance tend to be more predictable than those in high layers due to the availability of greater actuarial data.

     Excess of loss and pro rata reinsurance are priced differently because the probability of loss is different for the two types of coverage. Premiums that the ceding company pays to the reinsurer for excess of loss reinsurance are not directly proportional to the premiums that the ceding company receives because the reinsurer does not assume a proportionate risk. In contrast, premiums that the ceding company pays to the reinsurer for pro rata reinsurance are proportional to the premiums that the ceding company receives, consistent with the proportional sharing of risk. In addition, in pro rata reinsurance the reinsurer generally pays the ceding company a ceding commission. The ceding commission generally is based on the ceding company's cost of acquiring the business being reinsured (commissions, premium taxes, assessments and miscellaneous administrative expense) and also may include a profit factor.

     Because facultative reinsurance, unlike treaty reinsurance, usually involves the assumption of selected, individual risks and is sold in separate transactions, facultative reinsurance is typically priced for higher profit margins than treaty business. However, the reinsurer's losses may be higher for facultative business because the reinsurer may assume a higher potential liability and because the risks involved may be more volatile. In addition, underwriting expenses and, in particular, personnel costs, are higher on facultative business because each risk is individually underwritten and administered. Facultative reinsurance is normally purchased by insurance companies for individual risks not covered by their reinsurance treaties, for excess losses on risks covered by their reinsurance treaties, and for unusual risks. The demand for facultative reinsurance is typically inversely related to the supply of treaty reinsurance.

     Reinsurers may also purchase reinsurance, known as retrocessional reinsurance, to cover their own risk exposure. Reinsurance companies enter into retrocessional agreements for reasons similar to those that cause ceding companies to purchase reinsurance.

     The reinsurance market has two basic segments: reinsurers which primarily obtain their business directly from insurers and other reinsurers ("direct writers"), and those which, like the Company, primarily obtain business through reinsurance intermediaries or brokers.

COMPETITION

     The property and casualty reinsurance business is highly competitive. Competition is based on many factors, including the perceived overall financial strength of the reinsurer, premiums charged, contract terms and conditions, services offered, ratings assigned by independent rating agencies, speed of claims payment and reputation and experience. The Company, in pursuing its investment strategy, also competes with venture
                                     -10 -
capitalists, buyout funds, merchant banking firms, investment banking firms and other banking and financing sources for investment opportunities in publicly traded and privately held equity securities. Competition is based on many factors, including the ability to identify trends and investment opportunities that could lead to superior returns, financial and personnel resources of the investor, the ability to negotiate investment terms effectively, and the ability of the investor to provide expertise and advice to companies targeted for investment.

     The Company competes in the United States and international reinsurance markets and, in the United States markets, competes with both United States and internationally domiciled reinsurers. The Company's competitors include independent reinsurance companies, subsidiaries or affiliates of established worldwide insurance companies, reinsurance departments of certain primary insurance companies and domestic and international underwriting syndicates, many of which have substantially greater financial resources than the Company. Competitors include direct writers and those that, like the Company, write primarily through reinsurance intermediaries.

     Significant competitors of the Company in the direct market include General Re Group, Employers Re Group, American Re Corporation and Swiss Re. Significant competitors of the Company in the intermediary/ broker market include Zurich Reinsurance Centre Holdings, Inc., Everest Re, Transatlantic Reinsurance Company, NAC Re Group, Constitution Reinsurance Corporation, TIG Reinsurance Company, PMA Reinsurance Corporation, Underwriters Reinsurance Company, Munich Reinsurance Group and The St. Paul Companies, Inc. In addition, the Company competes with Lloyd's Syndicates and certain companies operating in the London reinsurance market. The Company may also face competition from other market participants that determine to devote greater amounts of capital to the types of business to be written by the Company.

     The Company believes that the reinsurance industry is consolidating, and the largest reinsurers are writing a larger proportion of total industry premiums as ceding companies place increasing importance on size and financial strength in the selection of reinsurers.

     The Company may also compete with new market entrants, including possibly other companies organized by (or that may, in the future, be organized by) certain of the Company's initial investors, including Risk Capital Corp., EXEL and Trident, their affiliates or entities that they advise or in which such initial investors, their affiliates or entities that they advise, have (or may, in the future, have) significant investments. In addition, affiliates of Risk Capital Corp. engage in activities in support of their ongoing business strategies, which activities may compete with those of the Company.

     A.M. Best ("Best") is generally considered to be a significant rating agency with respect to the evaluation of insurance and reinsurance companies. Best's ratings are based on a quantitative evaluation of performance with respect to profitability, leverage and liquidity and a qualitative evaluation of spread of risk, reinsurance program, investments, reserves and management. Unlike many of the Company's competitors, the Company has not initially been rated by Best. Best generally will not assign a rating to a company until it has accumulated representative operating performance. Insurance ratings are used by insurers and reinsurance intermediaries as an important means of assessing the financial strength and quality of reinsurers. In addition, a ceding company's own rating may be adversely affected by the lack of a rating of its reinsurer. Therefore, the lack of a rating may dissuade a ceding company from reinsuring with the Company and may influence a ceding company to reinsure with a competitor of the Company that has an insurance rating. The number of jurisdictions in which a reinsurer is licensed or authorized to do business is also a factor. See "Business--Insurance Regulation--Credit for Reinsurance" for a discussion regarding the licensing status of the Company.

     The Company does not believe that the absence of a rating by Best or its non-admitted status in any jurisdiction should have a material adverse effect on the Company's ability to compete in the reinsurance markets in which it operates. There can be no assurances, however, that increased competitive pressure from current reinsurers and future entrants and the lack of a rating by Best or other insurance rating agencies will not adversely affect the Company.

     In March 1997, Demotech, Inc., an Ohio-based ratings firm ("Demotech"), issued to Risk Capital Reinsurance a 1997 Financial Stability Rating of A" -- A double prime Unsurpassed, Demotech's highest financial stability rating. The Company cannot predict whether the financial stability rating assigned to Risk Capital Reinsurance by Demotech will increase Risk Capital Reinsurance's ability to compete in the reinsurance markets in which it operates.

INSURANCE REGULATION

     GENERAL

     The terms and conditions of reinsurance agreements generally are not subject to regulation by any governmental authority with respect to rates or policy terms. This contrasts with primary insurance policies and agreements, the rates and terms of which generally are closely regulated by state insurance regulators. As a practical matter, however, the rates charged by primary insurers do have an effect on the rates that can be charged by reinsurers.

     STATE REGULATION

     Risk Capital Reinsurance, in common with other insurers, is subject to extensive governmental regulation and supervision in the various states and jurisdictions in which it transacts business. The laws and regulations of the State of Nebraska, the domicile of Risk Capital Reinsurance, have the most significant impact on its operations. This regulation and supervision is designed to protect policyholders rather than investors and relates to, among other things, the standards of solvency which must be met and maintained, the nature of and limitations on investments, restrictions on the size of risk which may be insured under a single policy and reserves and provisions for unearned premiums, losses and other purposes.

     Some states are considering legislative proposals which would authorize the establishment of an interstate compact concerning various aspects of insurer insolvency proceedings, including interstate governance of receiverships and guaranty funds. As of March 1997, this legislation had been adopted by five states, including Nebraska, California, Illinois, Michigan and New Hampshire.

     Insurance departments also conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports relating to the financial condition of companies and other matters. Risk Capital Reinsurance has not been examined by the Nebraska Insurance Department other than in connection with the receipt of its insurance license in November 1995.

     CREDIT FOR REINSURANCE

     A primary insurer ordinarily will enter into a reinsurance agreement only if it can obtain credit for the reinsurance ceded on its statutory financial statements. In general, credit for reinsurance is allowed in the following circumstances: (i) if the reinsurer is licensed in the state in which the primary insurer is domiciled and, in some instances, in certain states in which the primary insurer is licensed; (ii) if the reinsurer is an "accredited" or "approved" reinsurer in the state in which the primary insurer is domiciled and, in some instances, in certain states in which the primary insurer is licensed;
(iii) in some instances, if the reinsurer (a) is domiciled in a state that is deemed to have substantially similar credit for reinsurance standards as the state in which the primary insurer is domiciled and (b) meets certain financial requirements; or (iv) if none of the above apply, to the extent that the reinsurance obligations of the reinsurer are collateralized appropriately, typically through the posting of a letter of credit for the benefit of the primary insurer or the deposit of assets into a trust fund established for the benefit of the primary insurer. Therefore, as a result of the requirements relating to the provision of credit for reinsurance, the Company is indirectly subject to certain regulatory requirements imposed by jurisdictions in which ceding companies are licensed.

     Accreditation procedures and standards vary from state to state. States generally require that a reinsurer (i) be licensed in a state with substantially similar credit for reinsurance standards, (ii) submits to the (a) jurisdiction of any United States court of competent jurisdiction requested by the ceding insurer and (b) authority of the insurer's state of domicile to examine its books and records, and (iii) maintains a minimum policyholder surplus.

     As of March 28, 1997, Risk Capital Reinsurance is licensed in Illinois, Nebraska, Ohio and Pennsylvania. It is an accredited or otherwise approved reinsurer in Arkansas, Connecticut, Hawaii, Kentucky, New Hampshire, New Jersey, Oregon, South Dakota, Vermont and Wisconsin. Risk Capital Reinsurance has applications pending for licenses or reinsurance authorizations in Alaska, Delaware, District of Columbia, Idaho, Indiana, Iowa, Maryland, Michigan, Minnesota, Mississippi, Missouri, Montana, New Mexico, Nevada, North Carolina, Oklahoma, Rhode Island, Tennessee, Virginia, West Virginia and Wyoming. Risk Capital Reinsurance intends to apply for licenses or reinsurance authorizations in the remainder of the states. Risk Capital Reinsurance also has an application pending for authorization as a reinsurer in the Argentine Republic. If necessary, and until such time that all remaining reinsurance authorizations are granted, Risk Capital Reinsurance intends to appropriately
                                     -12 -
collateralize its reinsurance obligations. The Company cannot predict if and when such authorizations will be granted.

     INVESTMENT LIMITATIONS

     The Nebraska insurance laws contain rules governing the types and amounts of investments that are permissible for Nebraska-domiciled insurers, including Risk Capital Reinsurance. These rules are designed to ensure the safety and liquidity of an insurer's investment portfolio. Investments in excess of statutory guidelines do not constitute "admitted assets" (i.e., assets permitted by the Nebraska insurance laws to be included in a domestic insurer's statutory financial statements), unless special approval is obtained from the Nebraska Director of Insurance ("Nebraska Director"), and do not count for the purposes of various financial ratios and tests, including those governing solvency and the ability to write premiums.

     Subject to the "basket" clause, described below, the maximum amount of an insurer's authorized investments in preferred and common insurance company stock for calculation of admitted assets in Nebraska is the lesser of (i) the amount by which admitted assets exceed required capital and liabilities, or (ii) one half of policyholder surplus. Such amounts were $329.3 million and $167.2 million, respectively, at December 31, 1996. Stock of insurance companies is valued for these purposes at cost. Unrealized appreciation of such securities does not count for the purpose of determining the percentage of certain admitted assets attributable to insurance stock investments.

     While there is a concentration restriction which precludes investment of more than 5% of the insurer's admitted assets in any one person, this restriction does not apply to investments in common and preferred stock of other insurers whose senior debt obligations have received the designations 1 or 2 by the Securities Valuation Office ("SVO") of the National Association of Insurance Commissioners ("NAIC"). Designations assigned by the NAIC range from class 1 to class 6, with class 1 as the highest quality rating. Generally, SVO designations of 1 and 2 are comparable to investment grade ratings by Moody's Investors Service, Inc. or Standard & Poor's Corporation and SVO designations of 3 to 6 are comparable to below investment grade ratings by such rating organizations.

     There are other concentration restrictions, however, which preclude investment of more than 3%, 2%, 1% or 1/2% of an insurer's admitted assets in any one person whose senior debt obligations have received the designations 3, 4, 5 or 6, respectively, by the SVO of the NAIC. In addition, an insurer's investments in obligations having a 3, 4, 5 or 6 SVO designation may not exceed, in the aggregate, 15% of the insurer's admitted assets.

     Investment in foreign stocks is permitted where such stocks are "substantially of the same kinds, classes and investment grades" as are authorized for United States investments. Total investments in foreign stocks by a Nebraska-domiciled insurer may not exceed 5% of its admitted assets.

     Notwithstanding the foregoing restrictions, there is a "basket" clause under which investments "not otherwise authorized" are permitted up to a maximum of the greater of (i) the lesser of (a) 25% of the amount by which admitted assets exceed total liabilities, or (b) 5% of admitted assets (investments authorized under this clause do not include obligations with SVO designations of 3, 4, 5 or 6), or (ii) that portion of policyholder surplus which is in excess of 50% of its annual net written premiums. As of December 31, 1996, the "basket" clause would have allowed Risk Capital Reinsurance to make investments up to a maximum amount of $298.1 million (i.e., in addition to "otherwise authorized" investments).

     The Nebraska insurance laws provide that the Nebraska Director may waive any of the legal investment limitations upon application by an insurer. The Nebraska Director is required to consider the following factors in determining whether to approve or disapprove any such application: (i) the credit risk quality of the proposed investment; (ii) the liquidity of the proposed investment and of the insurer's entire investment portfolio; (iii) the extent of the diversification of the insurer's investment portfolio; (iv) the yield of the proposed investment; (v) the reasonableness of the insurer's policyholder surplus in relation to the insurer's outstanding liabilities and financial needs; and (vi) any other relevant considerations. From time to time, it may be necessary for the Company to seek waivers from the Nebraska Director of the legal investment limitations imposed by the Nebraska insurance laws; no assurances can be given that such waivers can be obtained.

     States in which Risk Capital Reinsurance may become licensed or authorized may also seek to impose their legal investment laws on Risk Capital Reinsurance. Such laws vary from state to state and may not permit investments that are permitted under Nebraska law. To the extent that any state disallows an investment that is permitted under Nebraska law, Risk Capital Reinsurance's statutory surplus reflected in its statutory financial statements would be reduced by the amount of such disallowal for purposes of the regulatory requirements of such state.

     Certain provisions of the Nebraska insurance laws are proposed to be amended through a bill that is currently before the Nebraska legislature. If such legislation is adopted, the proposed amendments could have a material impact on the investment strategy of the Company. See "Business--Insurance Regulation--Legislative and Regulatory Proposals."

     HOLDING COMPANY ACTS

     State insurance holding company statutes provide a regulatory apparatus which is designed to protect the financial condition of domestic insurers operating within a holding company system. All holding company statutes require disclosure and, in some instances, prior approval of significant transactions between the domestic insurer and an affiliate. Such transactions typically include sales, purchases, exchanges, loans and extensions of credit, and investments between an insurance company and its affiliates, involving in the aggregate certain percentages of a company's admitted assets or of a company's policyholder surplus, or dividends that exceed certain percentages of the company's surplus or income.

     Nebraska insurance laws and the insurance laws of other states generally regard an issuer as an "affiliate" of one of its investors if it is controlled by, or is under common control with, the investor. Generally, "control" means the possession of the power to direct or cause the direction of the management and policies of the issuer, whether through the ownership of voting securities, by contract or otherwise. Control is presumed to exist if the investor, directly or indirectly, owns or controls 10% or more of the voting securities of the issuer. Nebraska insurance laws and the insurance laws of other states generally allow investors to rebut this presumption by filing a "disclaimer" that sets forth the bases for disclaiming affiliation. In certain states, such as Nebraska, a disclaimer is deemed effective once filed unless it is specifically disallowed by the respective insurance department (after the parties in interest have been provided notice and an opportunity to be heard). In other states, a disclaimer must be specifically approved by the relevant insurance department. In cases where Risk Capital Reinsurance may be presumed to "control," and therefore deemed an affiliate of, an insurer under applicable holding company statutes, Risk Capital Reinsurance intends to continue to file disclaimers with respect to such insurer unless prevented by the surrounding circumstances.

     Typically, the holding company statutes also require each of the insurance subsidiaries periodically to file information with state insurance regulatory authorities, including information concerning capital structure, ownership, financial condition and general business operations. Under the terms of applicable state statutes, any person or entity desiring to acquire control of a domestic insurer is required first to obtain approval of the applicable state insurance regulator.

     LIQUIDATION OF INSURERS

     The liquidation of insurance companies, including reinsurers, is generally conducted pursuant to state insurance law. In the event of the liquidation of Risk Capital Reinsurance, such liquidation would be conducted by the Nebraska Director as the domestic receiver of the properties, assets and business of Risk Capital Reinsurance. Liquidators located in other states, known as ancillary liquidators, in which Risk Capital Reinsurance conducts business may have jurisdiction over assets or properties located in such states under certain circumstances. Under Nebraska law, all creditors of Risk Capital Reinsurance, including but not limited to reinsureds under its reinsurance agreements, would be entitled to payment of their allowed claims in full from the assets of Risk Capital Reinsurance before RCHI, as a stockholder of Risk Capital Reinsurance, would be entitled to receive any distribution therefrom.

     REGULATION OF DIVIDENDS AND OTHER PAYMENTS FROM INSURANCE SUBSIDIARIES

     As an insurance holding company, RCHI will be largely dependent on dividends and other permitted payments from Risk Capital Reinsurance to meet its obligations. The ability of Risk Capital Reinsurance to pay dividends or make other distributions is subject to insurance regulatory limitations of Nebraska, the state in
                                     -14 -
which Risk Capital Reinsurance is domiciled. Nebraska insurance laws provide that dividends or other distributions together with other dividends or distributions paid during the preceding 12 months, may not exceed the greater of
(i) 10% of statutory surplus as of the preceding December 31 or (ii) statutory net income from operations for the preceding calendar year not including realized capital gains. Net income (exclusive of realized capital gains) not previously distributed or paid as dividends from the preceding two calendar years may be carried forward for dividend and distribution purposes. Any proposed dividend or distribution in excess of such amount is called an "extraordinary" dividend or distribution and may not be paid until either it has been approved, or a 30-day waiting period has passed during which it has not been disapproved, by the Nebraska Director. Notwithstanding the foregoing, Nebraska insurance laws provide that any distribution that is a dividend may be paid by Risk Capital Reinsurance only out of earned surplus arising from its business, which is defined as unassigned funds (surplus) as reported in the statutory financial statement filed by Risk Capital Reinsurance with the Nebraska Insurance Department for the most recent year. In addition, Nebraska insurance laws also provide that any distribution that is a dividend and that is in excess of Risk Capital Reinsurance's unassigned funds (exclusive of any surplus arising from unrealized capital gains or revaluation of assets), will be deemed an "extraordinary" dividend subject to the foregoing requirements. See
Note 10 of the Notes to the Consolidated Financial Statements of the Company.

     Nebraska insurance laws also require that the statutory surplus of Risk Capital Reinsurance following any dividend or distribution be reasonable in relation to its outstanding liabilities and adequate to its financial needs. The Nebraska Director is required to apply certain factors in determining the adequacy of an insurer's surplus, including, among other things, the size of the insurer, the extent to which the insurer's business is diversified, the number and size of risks insured by each line of business, the extent of geographical dispersion of insured risks and the reinsurance program and characteristics of the investment portfolio. In addition, Nebraska insurance laws require that each insurer give notice to the Nebraska Director of all dividends and other distributions within five business days following declaration thereof and that any such dividend or other distribution may not be paid within 10 business days of such notice (the "Notice Period") unless for good cause shown the Nebraska Director has approved such payment within the Notice Period.

     INSURANCE REGULATORY INFORMATION SYSTEM RATIOS

     The NAIC's Insurance Regulatory Information System ("IRIS") was developed by a committee of state insurance regulators and is intended primarily to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies 11 industry ratios and specifies "usual values" for each ratio. Departure from the usual values of the ratios can lead to inquiries from individual state insurance commissioners as to certain aspects of an insurer's business. For the year ended December 31, 1996, Risk Capital Reinsurance's results were within the usual values for nine of the 11 ratios. The "change in writings" ratio was outside the usual value due to the fact that Risk Capital Reinsurance commenced writing reinsurance business in 1996. The "investment yield" ratio was outside the usual value primarily due to Risk Capital Reinsurance's investment strategy of investing a significant portion of its investment portfolio in equity securities, which generally yield less investment income than fixed maturity investments. Due to Risk Capital Reinsurance's limited operating history, its current IRIS ratios are not meaningful indicators of its financial condition or of the IRIS ratios it may experience in the future.

     ACCREDITATION

     The NAIC has instituted its Financial Regulatory Accreditation Standards Program ("FRASP") in response to federal initiatives to regulate the business of insurance. FRASP provides a set of standards designed to establish effective state regulation of the financial condition of insurance companies. Under FRASP, a state must adopt certain laws and regulations, institute required regulatory practices and procedures, and have adequate personnel to enforce such items in order to become an "accredited" state. If a state was not accredited by January 1, 1994, accredited states are not able to accept certain financial examination reports of insurers prepared solely by the regulatory agency in such unaccredited state. The State of Nebraska is accredited under FRASP; however, there can be no assurance that it or any other state will remain accredited.

     RISK-BASED CAPITAL REQUIREMENTS

     In order to enhance the regulation of insurer solvency, the NAIC adopted in December 1993 a formula and model law to implement risk-based capital requirements for property and casualty insurance companies.
                                     -15 -

Nebraska adopted, effective January 1, 1994, risk-based capital legislation for property and casualty companies which is similar to the NAIC risk-based capital requirements. These risk-based capital requirements are designed to assess capital adequacy and to raise the level of protection that statutory surplus provides for policyholder obligations. The risk-based capital model for property and casualty insurance companies measures three major areas of risk facing property and casualty insurers: (i) underwriting, which encompasses the risk of adverse loss developments and inadequate pricing; (ii) declines in asset values arising from credit risk; and (iii) declines in asset values arising from investment risks. Insurers having less statutory surplus than required by the risk-based capital calculation will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy. Equity investments in common stock typically are valued at 85% of their market value under the risk-based capital guidelines. For equity investments in an insurance company affiliate, the risk-based capital requirement for the equity securities of such affiliate would generally be the Company's proportionate share of the affiliate's risk-based capital requirement. For a discussion of "affiliate" status under the insurance laws, see "Business--Insurance Regulation--Holding Company Acts."

     The Company's surplus (as calculated for statutory annual statement purposes) is well above the risk-based capital thresholds that would require either company or regulatory action.

     REGULATION OF CERTAIN REINSURANCE INTERMEDIARIES

     Certain states, including Nebraska, have adopted legislation or regulation that, in effect, places additional requirements upon insurance and reinsurance intermediaries and brokers when, on behalf of an insured, they place business with an insurance or reinsurance company that is affiliated with such intermediary or broker. While the Company believes that there will be no such affiliation between the Company and reinsurance intermediaries that may be affiliated with Marsh & McLennan, no assurances can be given that other persons (including such intermediaries) may not take a contrary position. While the Company believes that compliance with such regulations would not be burdensome upon an intermediary or broker, no assurances can be given as to whether a broker or intermediary would decide to place or continue to place business with the Company if such regulations were viewed to be applicable.

     FEDERAL REGULATION

     Although the federal government does not directly regulate the insurance or reinsurance industries, federal initiatives often affect the insurance business in a variety of ways. Although state regulation remains the dominant form of regulation, the federal government has shown increasing concern over the adequacy of state regulation.

     It is not possible to predict the future impact of any of these or other possible laws or regulations on Risk Capital Reinsurance's capital and operations, and such laws or regulations could materially adversely affect its business.

     LEGISLATIVE AND REGULATORY PROPOSALS

     A bill which proposes to amend certain provisions of the Nebraska insurance laws is currently before, and subject to further review by, the Nebraska legislature. Among other things, such bill proposes possible changes to the limitations on foreign investments, ownership interests in investees, insurer investments and categories of permitted investments. The Company is unable to predict whether this bill will be adopted or the specific form in which such bill will be adopted. Although the Company does not currently believe that such bill will be adopted in a form that will materially adversely affect its investment strategy, no assurances can be made that any amendments to existing law, whether implemented at the present time or in the future, will not have an adverse effect on the Company's investment strategy.

     In addition, from time to time various regulatory and legislative changes have been proposed in the insurance and reinsurance industry, some of which could have an effect on reinsurers. Among the proposals that have in the past been or are at present being considered are the possible introduction of federal regulation in addition to, or in lieu of, the current system of state regulation of insurers and proposals in various state legislatures (some of which proposals have been enacted) to conform portions of their insurance laws and regulations to various model acts adopted by the NAIC. The Company is unable to predict whether any of these laws and regulations will be adopted, the form in which any such laws and regulations would be adopted, or the effect, if any, these developments would have on the operations and financial condition of the Company.

SENIOR MANAGEMENT

     The Company's senior management team consists of:

     NAME                     AGE           POSITION
     Mark D. Mosca             43           President and Director
     Robert Clements           64           Chairman and Director
     Peter A. Appel            35           Managing Director, General Counsel and Secretary
     Bonnie L. Boccitto        47           Managing Director and Chief Underwriting Officer*
     Paul J. Malvasio          50           Managing Director, Chief Financial Officer and
                                              Treasurer

     -----------------------

     * Chief Underwriting Officer of Risk Capital Reinsurance Company.

     Mark D. Mosca was elected President and Director of RCHI in June 1995 and President, Chief Executive Officer and Director of Risk Capital Reinsurance in August 1995. Prior to that time, he was Senior Vice President and Chief Underwriting Officer of Zurich Reinsurance Centre Holdings, Inc. since the completion of its initial public offering in May 1993. Prior thereto, Mr. Mosca served as a Vice President of NAC Re Corporation ("NAC Re"), where he was manager of the Treaty Division since February 1986. From 1975 to 1986, Mr. Mosca was employed by General Reinsurance Corporation where he was a Vice President. Mr. Mosca holds an A.B. degree from Harvard University.

     Robert Clements was elected Chairman and Director of RCHI at its formation in March 1995 and Chairman and Director of Risk Capital Reinsurance in September 1995. He is currently an advisor to Risk Capital Corp., with whom he served as Chairman and Chief Executive Officer from January 1994 to March 1996. Prior thereto, he served as President of Marsh & McLennan Companies, Inc. since 1992, having been Vice Chairman during 1991. He was Chairman of Marsh & McLennan, Incorporated, a subsidiary of Marsh & McLennan Companies, Inc., from 1988 until March 1992. He joined Marsh & McLennan, Ltd., a Canadian subsidiary of Marsh & McLennan Companies, Inc., in 1959. Mr. Clements is a director of Marsh & McLennan Companies, Inc., EXEL Limited and Hiscox plc. He is Chairman of the Board of Trustees of The College of Insurance and a member of Rand Corp. President's Council.

     Peter A. Appel has been a Managing Director, General Counsel and Secretary of both RCHI and Risk Capital Reinsurance since November 1995. From September 1987 to October 1995, Mr. Appel practiced law with the New York firm of Willkie Farr & Gallagher, where he was a partner from January 1995. He holds an A.B. degree from Colgate University and a law degree from Harvard University.

     Bonnie L. Boccitto has been a Managing Director of RCHI and a Managing Director and Chief Underwriting Officer of Risk Capital Reinsurance since October 1995. From September 1993 to September 1995, Ms. Boccitto was a Senior Vice President of Everest Reinsurance Holdings, Inc. (formerly Prudential Reinsurance Holdings, Inc.) and its reinsurance subsidiary, Everest Re (formerly Prudential Reinsurance Company), where she was responsible for all United States broker treaty and facultative operations. From 1989 to September 1993, she served as a Vice President of Everest Re, where she was manager of the treaty casualty department. She joined Everest Re in 1979 in the actuarial department and became an underwriter in the treaty department in 1983. Ms. Boccitto holds a B.S. degree in Mathematics from Dana College and a M.Ed. degree in Mathematics Education from Rutgers University.

     Paul J. Malvasio has been a Managing Director, Chief Financial Officer and Treasurer of both RCHI and Risk Capital Reinsurance since September 1995 and a Director of Risk Capital Reinsurance since November 1995. Prior to that time, he was Senior Vice President and Chief Financial Officer of NAC Re since the completion of NAC Re's initial public offering in February 1986. From 1967 to 1986, Mr. Malvasio was employed by the public accounting firm of Coopers & Lybrand, where he was an audit partner from October 1979. Mr. Malvasio is a certified public accountant and holds a B.B.A. degree in Accounting from St. Francis College.

EMPLOYEES

     At March 27, 1997, the Company employed a total of 26 full-time employees. The Company will continue to increase its staff over time commensurate with the expansion of operations. The Company's employees are not represented by a labor union and the Company believes that its employee relations are good.

                      GLOSSARY OF SELECTED INSURANCE TERMS

Admitted assets.................... Assets permitted by state law to be included as "assets" in an insurance company's annual statement.
Assume............................. To take from an insurer or reinsurer (a ceding company) all or part of a risk underwritten by such person, along with
                                    the related premiums, losses and expenses.
Annual Statement................... A report that an insurance company must file annually with the state insurance commissioner in its domiciliary state
                                    and each other state in which it does business. The
                                    statement shows the current status of reserves, expenses,
                                    assets, total liabilities and investment portfolio.
Attachment point................... The amount of loss (per occurrence or in the aggregate, as the case may be) above which excess of loss coverage
                                    becomes operative.
Broker market reinsurer............ A reinsurer that markets and sells reinsurance through brokers rather than through its own employees.
Case reserves...................... Loss reserves established with respect to individual reported claims.
Casualty insurance................. Insurance which is primarily concerned with the losses caused by injuries to third persons (in other words,
                                    persons other than the policyholder) and the legal
                                    liability imposed on the insured resulting therefrom.
Catastrophe reinsurance............ A form of excess of loss reinsurance that, subject to a specified limit, indemnifies the ceding company for the
                                    amount of loss in excess of a specified retention with
                                    respect to an accumulation of losses resulting from a
                                    catastrophic event. The actual reinsurance document is
                                    called a "catastrophe cover."
Cede; Cedent; Ceding company....... When a party reinsures all or part of its risks with another, it "cedes" business and is referred to as the
                                    "cedent" or "ceding company."
Clash reinsurance.................. Excess of loss reinsurance which requires the involvement of two or more original insurance policies to generate a
                                    covered reinsurance claim. The attachment point of clash
                                    reinsurance generally is greater than the amount of
                                    insurance provided to any one original insured.
Common account reinsurance......... Arrangements whereby the ceding company enters the reinsurance market and purchases a cover for the benefit of the ceding company and the reinsurers on the reinsurance
                                    treaty. A pro rata portion of the costs of this protection is deducted from the ceded premium.
Credit enhancement................. Use of financial guaranty to upgrade the quality of a security through the use of an insurance policy or letter
                                    of credit or other means.
Direct underwriter; Direct writer.. An insurer or reinsurer that markets and sells insurance directly to its insureds or reinsureds without the
                                    assistance of brokers.

Excess of loss reinsurance......... A generic term describing reinsurance that indemnifies the reinsured against all or a specified portion of losses on
                                    underlying insurance policies in excess of a specified
                                    amount, which is called a "level" or "retention." Also
                                    known as non-proportional reinsurance. Excess of loss
                                    reinsurance is written in layers. A reinsurer or group of
                                    reinsurers accepts a band of coverage up to a specified
                                    amount. The total coverage purchased by the cedent is
                                    referred to as a "program" and will typically be placed
                                    with predetermined reinsurers in prenegotiated layers. Any liability exceeding the outer limit of the program reverts to the ceding company, which also bears the credit risk of a reinsurer's insolvency.
Facultative reinsurance............ The reinsurance of all or a portion of the insurance provided by a single policy. Each policy reinsured is
                                    separately negotiated.
Finite risk reinsurance............ Similar to traditional reinsurance with the exception that there is a finite risk to the reinsurer with respect to
                                    minimum and maximum exposure in relation to the premium to be received.
Gross premiums written............. Total premiums for insurance and reinsurance assumed during a given period.
Incurred but not reported ("IBNR"). Reserves for estimated losses that have been incurred by insureds and reinsureds but not yet reported to the insurer or reinsurer including unknown future developments on
                                    losses which are known to the insurer or reinsurer.
In-force premiums.................. The total of estimated annualized premiums of all policies in force as of a certain date which would be anticipated to generate net premiums written for the annual period being
                                    considered.
Intermediary/broker................ One who negotiates contracts of insurance between an insured and a primary insurer on behalf of the insured
                                    and/or contracts of reinsurance between a primary insurer
                                    or other reinsured and a reinsurer on behalf of the primary insurer or reinsured, in each case receiving a commission
                                    for placement and other services rendered.
Lloyd's Syndicate.................. Underwriting members of Lloyd's (which can be individual
                                    "names" and/ or dedicated corporate members) that group
                                    together annually to form a syndicate to underwrite
                                    insurance coverage. Each syndicate is managed by a
                                    Lloyd's-approved managing agent, which appoints one or more active or named underwriters who have the authority to bind the syndicate to contracts of insurance, pay claims and
                                    effect recoveries.
Net premiums written............... Gross premiums written for a given period less premiums ceded to retrocessionaires during such period.
Primary insurer.................... An insurance company that contracts with the insured to provide insurance coverage. Such insurer may then cede a
                                    portion of its business to reinsurers.
Probable maximum loss.............. Under Risk Capital Reinsurance's current guidelines, probable maximum loss is the anticipated maximum exposure
                                    to an event of a magnitude such that it would be expected
                                    to occur once in 100 years.

Quota share or proportional
  reinsurance...................... A generic term describing all forms of reinsurance in which the reinsurer shares a proportional part of the original
                                    premiums and losses of the reinsured. (Also known as pro
                                    rata reinsurance or participating reinsurance.) In
                                    proportional reinsurance, the reinsurer generally pays the ceding company a ceding commission. The ceding commission
                                    generally is based on the ceding company's cost of
                                    acquiring the business being reinsured (including
                                    commissions, premium taxes, assessments and miscellaneous
                                    administrative expenses) and also may include a profit
                                    factor. Generally, the reinsurer gets the benefit of common account reinsurance.
RAA................................ Reinsurance Association of America, a trade association of medium and large property and casualty reinsurers doing
                                    business in the United States. The RAA provides statistical data concerning the markets, which voluntarily provide such information to the RAA.
Reinsurance........................ An arrangement in which an insurance company, the reinsurer, agrees to indemnify another insurance or
                                    reinsurance company, the ceding company, against all or a
                                    portion of the insurance or reinsurance risks underwritten by the ceding company under one or more policies. Reinsur-
                                    ance can provide a ceding company with several benefits,
                                    including a reduction in net liability on individual risks and catastrophe protection from large or multiple losses.
                                    Reinsurance also provides a ceding company with additional underwriting capacity by permitting it to accept larger
                                    risks and write more business than would be possible
                                    without a concomitant increase in capital and surplus, and facilitates the maintenance of acceptable financial ratios by the ceding company. Reinsurance does not legally
                                    discharge the ceding company from its liability with
                                    respect to its obligations to the insured.
Reserves........................... Liabilities established by insurers and reinsurers to reflect the estimated costs of claims payments and the
                                    related expenses that the insurer or reinsurer will
                                    ultimately be required to pay in respect of insurance or
                                    reinsurance it has written. Reserves are established for
                                    losses and for unpaid claims and claims expenses and for
                                    unearned premiums. Loss reserves consist of case reserves
                                    and IBNR reserves. For reinsurers, unpaid claims and claims expense reserves are generally not significant because
                                    substantially all of the unpaid claims and claims expenses associated with particular claims are incurred by the
                                    primary insurer and reported to reinsurers as losses.
                                    Unearned premium reserves constitute the portion of
                                    premiums paid in advance for insurance or reinsurance that has not yet been provided.
Retention.......................... The amount or portion of risk that an insurer retains for its own account. Losses in excess of the retention level
                                    are paid by the reinsurer. In proportional treaties, the
                                    retention may be a percentage of the original policy's
                                    limit. In excess of loss business, the retention is a
                                    dollar amount of loss, a loss ratio or a percentage.
Retrocession....................... A transaction whereby a reinsurer cedes to another reinsurer (the "retrocessionaire") all or part of the
                                    reinsurance that the first reinsurer has assumed.
                                    Retrocessions do not legally discharge the ceding reinsurer from its liability with respect to its obligations to the
                                    reinsured. Reinsurance companies cede risks to
                                    retrocessionaires for reasons similar to those that cause
                                    primary insurers to purchase reinsurance: to reduce net
                                    liability on individual risks, to protect against
                                    catastrophic losses, to stabilize financial ratios and to
                                    obtain additional underwriting capacity.

Statutory accounting principles
  ("SAP").......................... The rules and procedures prescribed or permitted by United
                                    States state insurance regulatory authorities including the
                                    NAIC, which govern the preparation of financial statements.
                                    Such rules and procedures generally reflect a liquidating, rather than going concern, concept of accounting.
Statutory composite ratio.......... Provides an overall indication of underwriting profitability. The ratio is the sum of: the ratio of
                                    commissions and other underwriting expenses to premiums
                                    written, and the ratio of claims and claims expenses to
                                    premiums earned. A statutory composite ratio of under 100%
                                    indicates underwriting profitability, while a composite
                                    ratio exceeding 100% indicates an underwriting loss.
Statutory surplus.................. The excess of admitted assets over total liabilities
                                    (including loss reserves), determined in accordance with
                                    SAP.
Tail............................... The period of time that elapses between the writing of the applicable insurance policy or the loss event (or the
                                    insurer's knowledge of the loss event) and the payment in
                                    respect thereof.
Treaties........................... The reinsurance of a specified type or category of risks defined in a reinsurance agreement (a "treaty") between an insurer and a reinsurer or between a reinsurer and a
                                    retrocessionaire. In treaty reinsurance the cedent is
                                    typically obligated to offer, and the reinsurer or
                                    retrocessionaire is obligated to accept, a specified
                                    portion of a type or category of risks insured by the
                                    ceding company as set forth in the governing contract.
                                    Treaty reinsurance may provide for proportional or
                                    non-proportional reinsurance.
Underwriting....................... The insurer's or reinsurer's process of reviewing applications submitted for insurance coverage, deciding
                                    whether to accept all or part of the coverage requested and determining the applicable premiums.
Underwriting capacity.............. The maximum amount that an insurance company can underwrite. The limit is generally determined by the
                                    company's policyholder or statutory surplus, which depends, among other things, on the insurer's admitted assets.
                                    Reinsurance serves to increase a company's capacity by
                                    reducing its exposure from particular risks.

ITEM 2.  PROPERTIES.

     In March 1996, the Company entered into a sublease agreement initially expiring in October 2002 for approximately 40,000 square feet of office space in Greenwich, Connecticut, at which the Company's principal offices are located. Under the sublease, future minimum annual rental charges, exclusive of escalation clauses and maintenance costs and net of rental income, will be approximately $4.3 million. The Company's rental expense, net of sublease income, was approximately $613,000 during 1996 and $54,000 in 1995. Commencing in 1996, approximately 13,000 square feet of the office space was subleased to Risk Capital Corp. for a term expiring in October 2002. Under such arrangement, Risk Capital Corp.'s future minimum annual rental charges, exclusive of escalation clauses and maintenance costs, will be approximately $2.8 million. Risk Capital Corp.'s rental expense for 1996 was $264,000. The Company currently intends to sublease approximately 6,000 square feet of the remaining portion of the office space to another tenant.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company will be subject to litigation and arbitration in the ordinary course of its business. The Company is not currently involved in any litigation or arbitration.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of security holders during the fourth quarter of 1996.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

     Shares of the Common Stock are traded on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol "RCHI." For the periods presented below, the high and low sales prices and closing prices for the Common Stock as reported on the Nasdaq National Market were as follows:

                                                       THREE MONTHS ENDED
                                ----------------------------------------------------------------
                                 MARCH 31,        JUNE 30,       SEPTEMBER 30,     DECEMBER 31,
                                   1996             1996             1996              1996

                                -----------     ------------     -------------     -------------
High.........................     $ 23.25         $  20.50          $ 20.75           $19.875
Low..........................     $ 19.75         $ 19.125          $ 16.50           $15.875
Close........................     $ 20.50         $ 19.625          $ 19.00           $19.375

                                    SEPTEMBER 14, 1995
                                 (INITIAL TRADING DAY) TO      THREE MONTHS ENDED
                                    SEPTEMBER 30, 1995          DECEMBER 31, 1995
                                 -------------------------     -------------------
High.........................             $ 21.75                    $23.375
Low..........................               20.50                     19.875
Close........................               21.75                     23.375

     On March 27, 1997, the high and low sales prices and the closing price for the Common Stock as reported on the Nasdaq National Market were $17.125, $16.75 and $16.75, respectively.

HOLDERS

     As of March 27, 1997, there were 39 holders of record of the Common Stock and approximately 1,543 beneficial holders of the Common Stock.

DIVIDENDS

     The declaration and payment of dividends will be at the discretion of the Board of Directors of RCHI and will depend upon the Company's results of operations and cash flows, the financial position and capital requirements of the Company, general business conditions, legal, tax and regulatory restrictions on the payment of dividends and other factors the Board of Directors of RCHI deems relevant. There is no requirement or assurance that dividends will be declared or paid in the future. The payment of dividends by RCHI will be dependent upon the ability of Risk Capital Reinsurance to provide funds to RCHI. The ability of Risk Capital Reinsurance to pay dividends or make distributions to RCHI is dependent upon Risk Capital Reinsurance's ability to achieve satisfactory underwriting and investment results and to meet certain regulatory standards of its jurisdiction of domicile. See "Business--Insurance Regulation--Regulation of Dividends and Other Payments from Insurance Subsidiaries," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 10 of the Notes to the Consolidated Financial Statements of the Company.

     The Board of Directors of RCHI did not declare any dividends in 1996. Subject to the foregoing, the Board of Directors of RCHI will consider the declaration and payment of cash and other dividends in the future to the extent that the Board concludes that the consolidated capital of the Company is not then needed in the business and operations of the Company.

ITEM 6.  SELECTED FINANCIAL DATA.

     Set forth below is certain selected consolidated financial information for the year ended December 31, 1996 and the period from June 23, 1995 (date of inception) to December 31, 1995. This information should be read in conjunction with the accompanying Consolidated Financial Statements of the Company and the Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                                                               PERIOD FROM
                                                      YEAR ENDED             JUNE 23, 1995 TO
                                                  DECEMBER 31, 1996         DECEMBER 31, 1995
                                                  ------------------        ------------------
                                                  (In thousands, except share data)
INCOME STATEMENT DATA
Net premiums earned............................           $35,761                        --
Net investment income..........................            13,151                    $4,578
Net realized investment gains..................             1,259                       397
Total revenues.................................            50,171                     4,975
Net income.....................................             4,112                     1,019
Average shares of Common Stock outstanding.....        16,981,724                16,747,084
Primary and fully-diluted earnings per share...             $0.24                     $0.06

                                                   AT DECEMBER 31,           AT DECEMBER 31,
                                                         1996                      1995
                                                  ------------------        ------------------
                                                  (In thousands, except share data)
BALANCE SHEET DATA
Total assets...................................          $432,486                  $350,986
Total stockholders' equity.....................           352,213                   340,215
Shares outstanding.............................        17,031,246                16,941,125
Book value per share...........................            $20.68                    $20.08

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL
     THE COMPANY

     RCHI is the holding company for Risk Capital Reinsurance, its wholly owned subsidiary which is domiciled in Nebraska. RCHI was incorporated in March 1995 and commenced operations during September 1995 upon completion of the Offerings. RCHI received aggregate net proceeds from the Offerings of approximately $335.0 million, of which $328.0 million was contributed to the capital of Risk Capital Reinsurance. On November 6, 1995, Risk Capital Reinsurance was licensed under the insurance laws of the State of Nebraska. As of December 31, 1996, the statutory surplus of Risk Capital Reinsurance was approximately $334.3 million.

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

     Reinsurance treaties that are placed by intermediaries are typically for one year terms with a substantial number that are written or renewed on January 1 each year. Other significant renewal dates include April 1, July 1 and October
1. The January 1, 1997 renewal period was marked by continuing intensified competitive conditions in terms of premium rates and treaty terms and conditions in both the property and casualty segments of the marketplace. These conditions have worsened due to large domestic primary companies retaining more of their business and ceding less premiums to reinsurers. While the Company is initially somewhat disadvantaged compared to many of its competitors, which are larger, have greater resources and longer operating histories than the Company, it believes it has been able to generate attractive opportunities in the marketplace due to its substantial unencumbered capital base, experienced management team and relationship with its equity investment advisor as well as its strategic focus on generating a small number of large reinsurance treaty transactions that may also be integrated with an equity investment in client companies.

     At January 1, 1997, the Company had 55 in-force treaties, with approximately $128 million of annualized in-force premiums. Such in-force premiums represent estimated annualized premiums from treaties entered into during 1996 and the January 1, 1997 renewal period that are expected to generate net premiums written during calendar year 1997. All 55 of such treaties are subject to renewal. Without taking into account the possibility that (x) several of the treaties entered into during 1996 that are scheduled to expire during the remainder of 1997 may be renewed and (y) additional new treaties may be bound during 1997, it is estimated that the Company will record approximately $110 million of net premiums written over the twelve month period ending December 31, 1997 from such treaties. Such estimates of in-force premiums and net premiums written at January 1, 1997 do not include the unearned premium portfolios and other non-recurring transactions reflected in the Company's net premiums written for 1996 because such portfolios and transactions will not generate any net premiums written during 1997.

RESULTS OF OPERATIONS

     For the year ended December 31, 1996 and for the period June 23, 1995 (date of inception) to December 31, 1995, the Company had consolidated net income of approximately $4.1 million, or $0.24 per share, and $1.0
                                     -24 -
million, or $0.06 per share, respectively. After-tax realized investment gains of $0.8 million, or $0.05 per share, and $0.3 million, or $0.02 per share, were also included in net income for the 1996 and 1995 periods, respectively. Net income for 1996 included a loss of $0.2 million, or $0.01 per share, representing the Company's equity in the net loss of an investee company which is accounted for under the equity method of accounting.

     The Company believes that the results of operations for the year ended December 31, 1996 are not necessarily indicative of its future financial results due to a number of factors, including (i) the potential increase in net premiums written indicated by the Company's January 1, 1997 renewal season activity, (ii) the Company's emphasis on targeting casualty business that is longer-tail than its current mix of business and (iii) the Company's investment strategy. Increased premium writings, particularly longer-tail casualty business, can generally be expected to generate higher underwriting losses than the business recorded in 1996 because of the related requirement to establish claims liabilities that are adequate to cover the costs of anticipated future claim payments without taking into account the time value of money.

     The amount of investment income earned that may offset underwriting losses from quarter to quarter could vary and diminish as the Company continues to employ its strategy of investing a substantial portion of its investment portfolio in publicly traded and privately held equity securities of insurance companies and insurance-related entities. Investments in equity securities yield less current investment income than fixed maturity investments. Variability and declines in the Company's results of operations could be further exacerbated by private equity investments in start-up companies which are accounted for under the equity method. Such start-up companies may be expected to initially generate operating losses. Accordingly, the Company's results of operations for the year ending December 31, 1997 may vary from quarter to quarter and from the financial results reported by the Company in 1996, and could also produce operating losses.

     Unrealized appreciation or depreciation of investments to the extent that it occurs for investments carried at fair value is recorded in a separate components of stockholders' equity, net of related deferred income taxes. Such gains or losses are recorded in net income to the extent investments are sold. The timing and recognition of such gains and losses are unpredictable and not indicative of future operating results.

     NET PREMIUMS WRITTEN

     Net premiums written for the year ended December 31, 1996 were as follows:

                                                          (IN THOUSANDS)
                                                            YEAR ENDED
                                                        DECEMBER 31, 1996
                                                        ------------------
                   Property........................           $ 19.4
                   Casualty........................             17.6
                   Multi-line......................             21.8
                   Specialty.......................             13.7
                                                              ------
                   Total...........................           $ 72.5
                                                              ------
                                                              ------

     Approximately $32.9 million, or 45%, of net premiums written resulted from unearned premium portfolios and other non-recurring transactions. This amount includes $11.9 million of specialty premiums written from contracts pursuant to which the Company reinsures a portion of one underlying policy for multiple years. Such premiums will be earned over the multiple periods as the exposures expire.

     Approximately 30% of net premiums written was from non-U.S. clients which are Lloyd's Syndicates or are located in the United Kingdom and Continental Europe.

     OPERATING COSTS AND EXPENSES

     One traditional means of measuring the underwriting performance of a property/casualty insurer, such as the Company, is the statutory composite ratio. This ratio, which is based upon statutory accounting principles (which differ from generally accepted accounting principles in several respects), reflects underwriting experience, but does not reflect income from investments. A statutory composite ratio of under 100% indicates underwriting profitability, while a composite ratio exceeding 100% indicates an underwriting loss.

     Set forth below is the Company's statutory composite ratio for the year ended December 31, 1996 and the estimated aggregate statutory composite ratio for domestic reinsurers based on data reported by the RAA as of such date:

                                                                YEAR ENDED
                                                            DECEMBER 31, 1996
                                                            ------------------
              Claims and claims expenses...............             67.3%
              Commissions and brokerage................             23.7
              Other operating expenses.................             15.3
                                                                --------
              Statutory composite ratio................            106.3%
                                                                --------
                                                                --------
              Domestic reinsurer aggregate statutory
              composite ratios.........................            103.5%
                                                                --------
                                                                --------

     Claims and claims expenses generally represent the Company's most significant and uncertain costs. Reserves for these expenses are estimates involving actuarial and statistical projections at a given time of what the Company expects the ultimate settlement and administration of claims to cost based on facts and circumstances then known. The reserves are based on estimates of claims and claims expenses incurred and, therefore, the amount ultimately paid may be more or less than such estimates. The inherent uncertainties of estimating claim reserves are exacerbated for reinsurers by the significant periods of time (the "tail") that often elapse between the occurrence of an insured claim, the reporting of the claim to the primary insurer and, ultimately, to the reinsurer, and the primary insurer's payment of that claim and subsequent indemnification by the reinsurer. As a consequence, actual claims and claims expenses paid may deviate, perhaps substantially, from estimates reflected in the Company's reserves reported in its financial statements. The estimation of reserves by new reinsurers, such as the Company, may be less reliable than the reserve estimations of a reinsurer with an established volume of business and claim history. To the extent reserves prove to be inadequate, the Company may have to augment such reserves and incur a charge to earnings. Such a development, while not anticipated, could occur and result in a material charge to earnings or stockholders' equity in future periods. Subject to the foregoing, the Company believes that the reserves for claims and claims expenses are adequate to cover the ultimate cost of claims and claims expense incurred through December 31, 1996.

     In pricing its reinsurance treaties, the Company focuses on many factors, including exposure to claims and commissions and brokerage expenses. Commissions and brokerage expenses are acquisition costs that generally vary by the type of treaty and line of business, and are considered by the Company's underwriting and actuarial staff in evaluating the adequacy of premium writings.

     Other operating expenses increased to $11.3 million for the year ended 1996, compared to $3.9 million for the period June 23, 1995 (date of inception) to December 31, 1995. The other operating expense ratio component of the 1996 statutory composite ratio was reduced by 12.7 percentage points due to the premiums written generated from assumed unearned premium portfolios and other non-recurring transactions. Assuming the successful execution of the Company's business strategy, the Company expects other operating expenses to grow commensurate with maturing operations, but expects other operating expenses to decline moderately as a percentage of net premiums written because increases in premium writings are generally expected to exceed the growth in such expenses.

     RISK RETENTION

     Given the Company's current level of surplus, under its underwriting guidelines, the maximum net retention on any one claim or occurrence for property and casualty treaty risks will generally be $10.0 million.

     The Company will evaluate its retrocessional requirements periodically in relation to many factors, including its surplus capacity, gross line capacity and changing market conditions. Other than the Company's participation in "common account" retrocessional arrangements for certain reinsurance treaties, the Company currently does not maintain retrocessional arrangements on a per risk or per treaty basis, or for the purpose of limiting its exposure with respect to catastrophe losses or unusual accumulations of losses resulting from a single occurrence involving two or more reinsured policies. The Company believes that such exposures are currently adequately managed through appropriate terms and conditions and pricing of reinsurance contracts. Common
                                     -26 -
account retrocessional arrangements reduce the effect of individual or aggregate losses to all participating companies with respect to a reinsurance treaty, including the cedent.

     The Company monitors its earthquake and wind exposures and continuously reevaluates its estimated probable maximum pre-tax loss for such exposures through the use of modeling techniques. The Company generally seeks to limit its probable maximum pre-tax loss to no more than 10% of its statutory surplus for severe catastrophic events that could be expected to occur once in every 100 years and that would result in insurance industry-wide losses ranging from approximately $40.0 to $45.0 billion depending on the catastrophe exposure zone (a "100 Year Event"). This limitation includes combined exposure to underwriting losses, reinstatement costs for retrocessional arrangements which may be in force at the time of the losses resulting from the catastrophic event and losses that the Company may be exposed to as a result of its privately held investments in insurance and insurance-related entities. While the Company believes its risk management techniques are adequate, there can be no assurances that the Company will not suffer pre-tax losses greater than 10% of its statutory surplus from a catastrophic event due to the inherent uncertainties in estimating the frequency and severity of such exposures. In addition, the Company believes that it cannot reasonably estimate its exposure to unrealized investment losses (if any) that may result from the Company's investments in publicly traded securities of insurance and insurance-related entities.

     With respect to integrated transactions (where the Company combines an equity or equity-like investment in a client company with the purchase by such client of reinsurance from the Company), the Company generally limits its combined underwriting and investment exposure to pre-tax losses on any individual client to no more than 10% of its total statutory surplus, and subjects these commitments to intensive scrutiny by the combined professional staffs of both the Company and Risk Capital Corp.

     INVESTMENT RESULTS

     At December 31, 1996, approximately 63% of the Company's invested assets consisted of fixed maturity and short-term investments compared to 83% at December 31, 1995. Net investment income for the year ended December 31, 1996 was approximately $13.2 million compared to $4.6 million for the period June 23, 1995 (date of inception) to December 31, 1995. As discussed above, the amount of investment income from quarter to quarter may vary and could diminish as the Company continues to employ its strategy of investing a substantial portion of its investment portfolio in publicly traded and privately held equity securities, which generally yield less investment income than fixed maturity investments.

     The Company's investment yields at amortized cost were as follows for the periods set forth below:

                                                                            JUNE 23, 1995
                                                 YEAR ENDED            (DATE OF INCEPTION) TO
                                             DECEMBER 31, 1996            DECEMBER 31, 1995
                                             ------------------        -----------------------
     Investment yields:
     Pre-tax..............................          3.8%                         4.8%
     Net of tax...........................          2.8%                         3.5%

     Assuming a stable interest rate environment, the Company anticipates such yields to moderately decline as funds invested in short-term securities are allocated into equity securities.

     INCOME TAXES

     The Company's effective tax rate of 7% for the year ended December 31, 1996 and 7% for the period June 23, 1995 (date of inception) to December 31, 1995 are less than the 35% statutory rate on pre-tax operating income due to tax exempt income and the dividends received deductions. The 1996 and 1995 gross deferred income tax benefits of approximately $1.8 million and $0.2 million, respectively, which are assets considered recoverable from future taxable income, result from temporary differences between financial and taxable income.

INVESTMENTS

     A principal component of the Company's investment strategy is investing a significant portion of invested assets in publicly traded and privately held equity securities, primarily issued by insurance and reinsurance
                                     -27 -
companies and companies providing services to the insurance industry. Cash and fixed maturity investments and, if necessary, the sale of marketable equity securities will be used to support short-term liquidity requirements.

     As a significant portion of the Company's investment portfolio will generally consist of equity securities issued by insurance and reinsurance companies and companies providing services to the insurance industry, the equity portfolio will lack industry diversification and will be particularly subject to the cyclicality of the insurance industry. Unlike fixed income securities, equity securities such as common stocks, including the equity securities in which the Company may invest, generally are not and will not be rated by any nationally recognized rating service. The values of equity securities generally are more dependent on the financial condition of the issuer and less dependent on fluctuations in interest rates than are the values of fixed income securities. The market value of equity securities generally is regarded as more volatile than the market value of fixed income securities. The effects of such volatility on the Company's equity portfolio could be exacerbated to the extent that such portfolio is concentrated in the insurance industry and in relatively few issuers.

     As the Company's investment strategy is to invest a significant portion of its investment portfolio in equity securities, its investment income in any fiscal period may be smaller, as a percentage of investments, and less predictable than that of other insurance companies, and net realized and unrealized gains (losses) on investments may have a greater effect on the Company's results of operations or stockholders' equity at the end of any fiscal period than other insurance and/or reinsurance companies. Because the realization of gains and losses on equity investments are not generally predictable, such gains and losses may differ significantly from period to period.

     Investments that are or will be included in the Company's private portfolio include securities issued by privately held companies and by publicly traded companies that are generally restricted as to resale or are otherwise illiquid and do not have readily ascertainable market values. The risk of investing in such securities is generally greater than the risk of investing in securities of widely held, publicly traded companies. Lack of a secondary market and resale restrictions may result in an inability by the Company to sell a security at a price that would otherwise be obtainable if such restrictions did not exist and may substantially delay the sale of a security the Company seeks to sell.

     At December 31, 1996, cash and invested assets totaled approximately $392.9 million, consisting of $106.3 million of cash and short-term investments, $140.4 million of publicly traded fixed maturity investments, $117.4 million of publicly traded equity securities and $28.8 million of privately held securities. Included in privately held securities are two investments totaling $4.4 million which are accounted for under the equity method.

     See Note 3 under the caption "Investment Information" of the accompanying Notes to Consolidated Financial Statements of the Company for certain information regarding the Company's publicly traded and privately held securities and their carrying values, and commitments made by the Company relating to its privately held securities. Over the long-term, the Company intends to continue to allocate a substantial portion of its cash and short-term investments into publicly traded and privately held equity securities, subject to market conditions and opportunities in the marketplace.

     The fixed maturity and short-term investments were all rated investment grade by Moody's Investors Service, Inc. or Standard & Poor's Corporation and have an average quality rating of AA and an average duration of approximately
2.2 years.

     At December 31, 1996, the Company is obligated under letters of credit approximating $34 million, which secure certain reinsurance obligations and investment commitments in amounts of approximately $22 million and $12 million, respectively. Securities with a carrying value of approximately $30 million have been pledged as collateral for a portion of these letters of credit.

     The Company has not invested in derivative financial instruments such as futures, forward contracts, swaps, or options or other financial instruments with similar characteristics such as interest rate caps or floors and fixed-rate loan commitments.

LIQUIDITY AND CAPITAL RESOURCES

     RCHI is a holding company and has no significant operations or assets other than its ownership of all of the capital stock of Risk Capital Reinsurance, whose primary and predominant business activity is providing reinsurance and other forms of capital to insurance and reinsurance companies and making investments in
                                     -28 -
insurance-related companies. RCHI will rely on cash dividends and distributions from Risk Capital Reinsurance to pay any cash dividends to stockholders of RCHI and to pay any operating expense that RCHI may incur. The payment of dividends by RCHI will be dependent upon the ability of Risk Capital Reinsurance to provide funds to RCHI. The ability of Risk Capital Reinsurance to pay dividends or make distributions to RCHI is dependent upon its ability to achieve satisfactory underwriting and investment results and to meet certain regulatory standards of the State of Nebraska. There are presently no contractual restrictions on the payment of dividends or the making of distributions by Risk Capital Reinsurance to RCHI.

     Nebraska insurance laws provide that, without prior approval of the Nebraska Director, Risk Capital Reinsurance cannot pay a dividend or make a distribution (together with other dividends or distributions paid during the preceding 12 months) that exceeds the greater of (i) 10% of statutory surplus as of the preceding December 31 or (ii) statutory net income from operations from the preceding calendar year not including realized capital gains. Net income (exclusive of realized capital gains) not previously distributed or paid as dividends from the preceding two calendar years may be carried forward for dividends and distribution purposes. Any proposed dividend or distribution in excess of such amount is called an "extraordinary" dividend or distribution and may not be paid until either it has been approved, or a 30-day waiting period has passed during which it has not been disapproved, by the Nebraska Director. Notwithstanding the foregoing, Nebraska insurance laws provide that any distribution that is a dividend may be paid by Risk Capital Reinsurance only out of earned surplus arising from its business, which is defined as unassigned funds (surplus) as reported in the statutory financial statement filed by Risk Capital Reinsurance with the Nebraska Insurance Department for the most recent year. In addition, Nebraska insurance laws also provide that any distribution that is a dividend and that is in excess of Risk Capital Reinsurance's unassigned funds, exclusive of any surplus arising from unrealized capital gains or revaluation of assets, will be deemed an "extraordinary" dividend subject to the foregoing requirements. See "Business-- Insurance Regulation--Regulation of Dividends and Other Payments from Insurance Subsidiaries" and Note 10 of the Notes to the Consolidated Financial Statements of the Company.

     RCHI and Risk Capital Reinsurance file consolidated federal income tax returns and have entered into a tax sharing agreement (the "Tax Sharing Agreement"), allocating the consolidated income tax liability on a separate return basis. Pursuant to the Tax Sharing Agreement, Risk Capital Reinsurance makes tax sharing payments to RCHI based on such allocation.

     Net cash flow from operating activities for the year ended December 31, 1996 was approximately $31 million, consisting principally of premiums received, investment income and net investment gains, offset by operating costs and expenses.

     The primary sources of liquidity for Risk Capital Reinsurance are net cash flow from operating activities, principally premiums received, the receipt of dividends and interest on investments and proceeds from the sale or maturity of investments. The Company's cash flow is also affected by claims payments, some of which could be large. Therefore, the Company's cash flow could fluctuate significantly from period to period.

     The Company does not currently have any material commitments for any capital expenditures over the next 12 months other than in connection with the further development of the Company's infrastructure. The Company expects that its financing and operational needs for the foreseeable future will be met by the Company's balance of cash and short-term investments, as well as by funds generated from operations. However, no assurance can be given that the Company will be successful in the implementation of its business strategy.

     At December 31, 1996, the Company's consolidated stockholders' equity totaled $352.2 million, or $20.68 per share. At such date, statutory surplus of Risk Capital Reinsurance was approximately $334.3 million. Based on data available as of December 31, 1996 from the RAA, Risk Capital Reinsurance is the twelfth largest domestic broker market oriented reinsurer as measured by statutory surplus.

ACCOUNTING PRONOUNCEMENT

     The Company has elected to continue to account for its stock-based compensation under Accounting Principles Board Opinion ("APB") No. 25 "Accounting for Stock Issued to Employees" and related interpretations under APB No. 25. The Company does not recognize any compensation expense for its grants of employee stock options because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant. In addition, under APB No. 25, the Company does not recognize
                                     -29 -
compensation expense for stock issued to employees under its stock purchase plan. The alternative to APB No. 25 is the Financial Accounting Standards Board ("FASB") No. 123 "Accounting for Stock-Based Compensation," which requires fair value accounting for stock-based compensation. This alternative requires the use of option valuation models that were not developed for use in valuing employee stock options and employee stock purchase plans. Therefore, the Company believes that the existing models do not provide a reliable single measure of the fair value of employee stock options that have vesting provisions and are not transferable. For additional discussion, see Note 8 under the caption "Employee Benefits and Compensation Arrangements" of the accompanying Notes to the Consolidated Financial Statements of the Company.

     Set forth below is pro forma information regarding net income and earnings per share, assuming the Company had accounted for its employee stock options under FASB No. 123 using a Black-Scholes option valuation model:

                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                    JUNE 23, 1995
                                         YEAR ENDED            (DATE OF INCEPTION) TO
                                     DECEMBER 31, 1996            DECEMBER 31, 1995

                                     ------------------        -----------------------
     Net income, as reported......         $4,112                      $ 1,019
     Proforma net income..........         $3,569                      $   911
     Earnings per share, as
     reported.....................         $ 0.24                      $  0.06
     Proforma earnings per
     share........................         $ 0.21                      $  0.05

     The effect on net income and earnings per share after applying FASB No. 123's fair valuation method to stock issued under the Company's employee stock purchase plan does not materially differ from the pro forma information set forth above with respect to the Company's employee stock options.

INSURANCE REGULATION

     Risk Capital Reinsurance, in common with other insurers, is subject to extensive governmental regulation and supervision in the various states and jurisdictions in which it transacts business. The laws and regulations of the State of Nebraska, the domicile of Risk Capital Reinsurance, have the most significant impact on its operations.

     From time to time various regulatory and legislative changes have been proposed in the insurance and reinsurance industry, some of which could have an effect on reinsurers. Among the proposals that have in the past been or are at present being considered are the possible introduction of federal regulation in addition to, or in lieu of, the current system of state regulation of insurers and proposals in various state legislatures (some of which proposals have been enacted) to conform portions of their insurance laws and regulations to various model acts adopted by the NAIC. The Company is unable to predict whether any of these laws and regulations will be adopted, the form in which any such laws and regulations would be adopted, or the effect, if any, these developments would have on the operations and financial condition of the Company. See "Business--Insurance Regulation."

     Certain provisions of the Nebraska insurance laws are proposed to be amended through a bill that is currently before the Nebraska legislature. If such legislation is adopted, the proposed amendments could have a material impact on the investment strategy of the Company. See "Business--Insurance Regulation--Legislative and Regulatory Proposals."

EFFECTS OF INFLATION

     The effects of inflation on the Company will be implicitly considered in pricing and estimating reserves for unpaid claims and claims expenses. The actual effects of inflation on the results of the Company cannot be accurately known until claims are ultimately settled.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     See the Consolidated Financial Statements and Notes thereto and required financial statement schedules on pages F-1 through F-26 and S-1 through S-7 below.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Incorporated herein by reference to the captions "Election of Directors--Directors and Executive Officers--Nominees" and "--Continuing Directors and Executive Officers" in the Company's definitive proxy statement for the Company's Annual Meeting of Stockholders to be held on May 13, 1997 (the "Proxy Statement"), which statement the Company intends to file with the Securities and Exchange Commission within 120 days after December 31, 1996.

ITEM 11.  EXECUTIVE COMPENSATION.

     Incorporated herein by reference to the captions "Election of Directors--Directors and Executive Officers--Compensation of Directors," "Election of Directors--Executive Compensation" and "--Performance Graph" in the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Incorporated herein by reference to the caption "Election of Directors--Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Incorporated herein by reference to the captions "Election of Directors--Executive Compensation-- Compensation Committee Interlocks and Insider Participation" and "Election of Directors--Certain Relationships and Related Transactions" in the Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

FINANCIAL STATEMENTS AND SCHEDULES

     Financial Statements and Schedules listed in the accompanying Index to Financial Statements and Schedules on page F-1 are filed as part of this Report, and are included in Item 8.

EXHIBITS

     The exhibits listed in the accompanying Index to Exhibits are filed as part of this Report. Such exhibits include, without limitation, certain management contracts and compensatory plans as therein described.

REPORTS ON FORM 8-K

     No Reports on Form 8-K were filed by the Company during the fourth quarter of 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                RISK CAPITAL HOLDING, INC.
                                                 (Registrant)

                                          By: __/s/ Mark D. Mosca__
                                                Mark D. Mosca,
                                                President

Dated: March 28, 1997

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

            SIGNATURES                                 TITLE                          DATE
----------------------------------       ----------------------------------    -------------------
         /s/Mark D. Mosca                President (Principal Executive          March 28, 1997
          Mark D. Mosca                    Officer) and Director
                *                        Chairman and Director                   March 28, 1997
         Robert Clements
       /s/Paul J. Malvasio               Chief Financial Officer and             March 28, 1997
         Paul J. Malvasio                  Treasurer (Principal Financial
                                           Officer and Principal Accounting
                                           Officer)
                *                        Director                                March 28, 1997
     Michael P. Esposito, Jr.
                *                        Director                                March 28, 1997
        Allan W. Fulkerson
                *                        Director                                March 28, 1997
        Lewis L. Glucksman
                *                        Director                                March 28, 1997
           Ian R. Heap
                *                        Director                                March 28, 1997
       Thomas V. A. Kelsey
                *                        Director                                March 28, 1997
        Mark N. Williamson
                *                        Director                                March 28, 1997
       Philip L. Wroughton
By: /s/ Peter A. Appel                   Attorney-in-Fact                        March 28, 1997
    Name: Peter A. Appel

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY                                          Pages
                                                                                  ----------
     Report of Independent Accountants on Financial Statements...............        F-2
     Consolidated Balance Sheet at December 31, 1996 and 1995................        F-3
     Consolidated Statement of Income for the year ended December 31, 1996 and for the period from June 23, 1995 (date of inception) to December
     31, 1995................................................................        F-4
     Consolidated Statement of Changes in Stockholders' Equity for the year ended December 31, 1996 and for the period from June 23, 1995 (date of
     inception) to December 31, 1995.........................................        F-5
     Consolidated Statement of Cash Flows for the year ended December 31,
     1996 and the period from June 23, 1995 (date of inception) to December
     31, 1995................................................................        F-6
     Notes to Consolidated Financial Statements..............................        F-7
SCHEDULES
     Report of Independent Accountants on Financial Statement Schedules......        S-1
     I.   Summary of Investments Other Than Investments in Related Parties at
          December 31, 1996..................................................        S-2
     II.  Condensed Financial Information of Registrant......................     S-3 to S-5
     III. Supplementary Insurance Information for the year ended December 31,
     1996....................................................................        S-6
     IV. Reinsurance for the year ended December 31, 1996....................        S-7

     Schedules other than those listed above are omitted for the reason that they are not applicable.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Risk Capital Holdings, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Risk Capital Holdings, Inc. and its subsidiary at December 31, 1996 and 1995, and the results of their operations and their cash flows for the year ended December 31, 1996 and for the period from June 23, 1995 (date of inception) to December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Price Waterhouse LLP

New York, New York
February 7, 1997

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)

                                                                         DECEMBER 31,
                                                                  ---------------------------
                                                                    1996               1995
                                                                  --------           --------
ASSETS
Investments:
Fixed maturities (amortized cost: 1996, $140,128; 1995,
$130,949)....................................................     $140,381           $132,321
Publicly traded equity securities (cost: 1996, $108,580;
1995, $36,009)...............................................      117,360             39,374
Privately held securities (cost: 1996, $23,363; 1995,
$18,531).....................................................       28,847             19,534
Short-term investments.......................................      104,886            155,116
                                                                  --------           --------
     Total investments.......................................      391,474            346,345
Cash.........................................................        1,466                982
Accrued investment income....................................        2,151              2,442
Premiums receivable..........................................       23,669
Reinsurance recoverable on unearned premiums.................          576
Reinsurance recoverable......................................          522
Deferred policy acquisition costs............................        7,018
Other assets.................................................        5,610              1,217
                                                                  --------           --------
     TOTAL ASSETS............................................     $432,486           $350,986
                                                                  --------           --------
                                                                  --------           --------
LIABILITIES
Claims and claims expenses...................................     $ 20,770
Unearned premiums............................................       37,348
Reinsurance premiums payable.................................          536
Contingent commissions payable...............................        2,734
Investment accounts payable..................................       10,598           $  5,895
Deferred income tax liability................................        3,026              1,851
Other liabilities............................................        5,261              3,025
                                                                  --------           --------
     TOTAL LIABILITIES.......................................       80,273             10,771
                                                                  --------           --------
STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value:
     20,000,000 shares authorized (none issued)
Common stock, $.01 par value:
     80,000,000 shares authorized
     (issued and outstanding: 1996, 17,031,246; 1995,
     16,941,125).............................................          170                169
Additional paid-in capital...................................      340,435            338,737
Unrealized appreciation of investments, net of income tax....        9,436              3,731
Deferred compensation under stock award plan.................       (2,959)            (3,441)
Retained earnings............................................        5,131              1,019
                                                                  --------           --------
     TOTAL STOCKHOLDERS' EQUITY..............................      352,213            340,215
                                                                  --------           --------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..............     $432,486           $350,986
                                                                  --------           --------
                                                                  --------           --------

                 See Notes to Consolidated Financial Statements

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                              JUNE 23, 1995
                                                     YEAR ENDED          (DATE OF INCEPTION) TO
                                                  DECEMBER 31, 1996         DECEMBER 31, 1995
                                                  -----------------      -----------------------
REVENUES
Net premiums written...........................      $    72,532
Increase in unearned premiums..................          (36,771)
                                                  -----------------
Net premiums earned............................           35,761
Net investment income..........................           13,151               $     4,578
Net realized investment gains..................            1,259                       397
                                                  -----------------      -----------------------
     Total revenues............................           50,171                     4,975
                                                  -----------------      -----------------------
OPERATING COSTS AND EXPENSES
Claims and claims expenses.....................           24,079
Commissions and brokerage......................           10,197
Other operating expenses.......................           11,285                     3,884
                                                  -----------------      -----------------------
     Total operating costs and expenses........           45,561                     3,884
                                                  -----------------      -----------------------
INCOME
Income before income taxes and equity in net
  loss of investee.............................            4,610                     1,091
                                                  -----------------      -----------------------
Federal income taxes:
     Current...................................            2,147                       230
     Deferred..................................           (1,810)                     (158)
                                                  -----------------      -----------------------
Income tax expense.............................              337                        72
                                                  -----------------      -----------------------
Income before equity in net loss of investee...            4,273                     1,019
Equity in net loss of investee.................             (161)
                                                  -----------------      -----------------------
     Net income................................      $     4,112               $     1,019
                                                  -----------------      -----------------------
                                                  -----------------      -----------------------
PER SHARE DATA
Primary and fully diluted:
     Average shares outstanding................       16,981,724                16,747,084
                                                  -----------------      -----------------------
                                                  -----------------      -----------------------
     Net income................................      $      0.24               $       .06
                                                  -----------------      -----------------------
                                                  -----------------      -----------------------

                 See Notes to Consolidated Financial Statements

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                              JUNE 23, 1995
                                                      YEAR ENDED          (DATE OF INCEPTION) TO
                                                   DECEMBER 31, 1996        DECEMBER 31, 1995
                                                   -----------------      ----------------------
COMMON STOCK
Balance at beginning of year....................       $     169
Issuance of common stock........................                                 $    168
Restricted common stock issued..................               1                        1
                                                   -----------------      ----------------------
     Balance at end of year.....................             170                      169
                                                   -----------------      ----------------------
ADDITIONAL PAID-IN CAPITAL
Balance at beginning of year....................         338,737
Issuance of common stock, and in 1995, Class A
  and B warrants................................           1,698                  338,737
                                                   -----------------      ----------------------
     Balance at end of year.....................         340,435                  338,737
                                                   -----------------      ----------------------
UNREALIZED APPRECIATION OF INVESTMENTS, NET OF
  INCOME TAX
Balance at beginning of year....................           3,731
Change in unrealized appreciation...............           5,705                    3,731
                                                   -----------------      ----------------------
     Balance at end of year.....................           9,436                    3,731
                                                   -----------------      ----------------------
DEFERRED COMPENSATION UNDER STOCK AWARD PLAN
Balance at beginning of year....................          (3,441)
Restricted common stock issued..................          (1,487)                  (3,895)
Compensation expense recognized.................           1,969                      454
                                                   -----------------      ----------------------
     Balance at end of year.....................          (2,959)                  (3,441)
                                                   -----------------      ----------------------
RETAINED EARNINGS
Balance at beginning of year....................           1,019
Net income......................................           4,112                    1,019
                                                   -----------------      ----------------------
     Balance at end of year.....................           5,131                    1,019
                                                   -----------------      ----------------------
TOTAL STOCKHOLDERS' EQUITY
Balance at beginning of year....................         340,215
Issuance of common stock, and in 1995, Class A
  and B warrants................................           1,699                  338,906
Change in unrealized appreciation of
  investments, net of income tax................           5,705                    3,731
Change in deferred compensation.................             482                   (3,441)
Net income......................................           4,112                    1,019
                                                   -----------------      ----------------------
     Balance at end of year.....................       $ 352,213                 $340,215
                                                   -----------------      ----------------------
                                                   -----------------      ----------------------

                 See Notes to Consolidated Financial Statements

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                               JUNE 23, 1995
                                                         YEAR ENDED        (DATE OF INCEPTION) TO
                                                      DECEMBER 31, 1996      DECEMBER 31, 1995
                                                      -----------------    ----------------------
OPERATING ACTIVITIES
Net income.........................................       $   4,112               $  1,019
  Adjustments to reconcile net income to net cash
  provided by (used for) operating activities:
     Liability for claims and claims expenses......          20,770
     Unearned premiums.............................          37,348
     Premiums receivable...........................         (23,669)
     Accrued investment income.....................             291                 (2,442)
     Reinsurance premiums payable..................             536
     Contingent commissions payable................           2,734
     Reinsurance recoverable.......................            (522)
     Reinsurance recoverable on unearned premium
     reserves......................................            (576)
     Deferred policy acquisition costs.............          (7,018)
     Net realized investment gains.................          (1,259)                  (397)
     Deferred income tax asset.....................          (1,897)                  (158)
     Other liabilities.............................           1,826                  2,959
     Other items, net..............................          (1,687)                (1,048)
                                                      -----------------    ----------------------
NET CASH PROVIDED BY (USED FOR) OPERATING
  ACTIVITIES.......................................          30,989                    (67)
                                                      -----------------    ----------------------
INVESTING ACTIVITIES
Purchases of fixed maturity investments............        (232,568)              (177,950)
Sales of fixed maturity investments................         226,927                 43,587
Net sales (purchases) of short-term investments....          53,982               (155,116)
Purchases of equity securities.....................        (110,551)               (46,107)
Sales of equity securities.........................          34,352                  1,228
Purchases of furniture, equipment and leasehold
  improvements.....................................          (2,859)                  (124)
                                                      -----------------    ----------------------
NET CASH USED FOR INVESTING ACTIVITIES.............         (30,717)              (334,482)
                                                      -----------------    ----------------------
FINANCING ACTIVITIES
Net cash proceeds from initial public offering and
  direct sales.....................................                                322,073
Proceeds from issuance of Class B warrants.........                                 13,458
Common stock issued................................           1,699                  3,895
Deferred compensation on restricted stock..........          (1,487)                (3,895)
                                                      -----------------    ----------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES..........             212                335,531
                                                      -----------------    ----------------------
Increase in cash...................................             484                    982
Cash beginning of period...........................             982
                                                      -----------------    ----------------------
Cash end of period.................................       $   1,466               $    982
                                                      -----------------    ----------------------
                                                      -----------------    ----------------------

                 See Notes to Consolidated Financial Statements

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. FORMATION AND CAPITALIZATION

     Risk Capital Holdings, Inc. ("RCHI"), incorporated in March 1995 under the laws of the State of Delaware, is a holding company whose wholly owned subsidiary, Risk Capital Reinsurance Company ("Risk Capital Reinsurance"), a Nebraska corporation, was formed to provide, on a global basis, property and casualty reinsurance and other forms of capital, either on a stand-alone basis or as part of integrated capital solutions for insurance companies with capital needs that cannot be met by reinsurance alone. RCHI and Risk Capital Reinsurance are collectively referred to herein as the "Company". In September 1995, through its initial public offering, related exercise of the underwriters' over-allotment option and direct sales of 16,750,625 shares of RCHI's common stock, par value $.01 per share (the "Common Stock"), at $20 per share, and the issuance of warrants, RCHI was capitalized with net proceeds of approximately $335.0 million, of which $328.0 million was contributed to the statutory capital of Risk Capital Reinsurance.

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

     The Company seeks to write a small number of large reinsurance treaty transactions that may also be integrated with an equity investment in client companies. Such reinsurance may include traditional and finite risk property and casualty reinsurance treaty coverages, including excess of loss reinsurance and quota share or proportional reinsurance. The Company's investment strategy is focused on the insurance industry. A principal component of this strategy is investing a significant portion of invested assets in publicly traded and privately held equity securities issued by insurance and reinsurance companies and companies providing services to the insurance industry.

     The Company obtains substantially all of its reinsurance through intermediaries which represent the cedent in negotiations for the purchase of reinsurance. In addition to investment opportunities arising from the activities of Marsh & McLennan Risk Capital Corp. ("Risk Capital Corp."), as the Company's equity investment advisor, the Company is provided with investment opportunities by reinsurance brokers and traditional financing sources, including investment banking firms, venture capital firms and other banking and financing sources, both acting as principal investors and intermediaries. Underwriting opportunities may arise from such sources in connection with the Company's investment activities as part of integrated transactions.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     The consolidated financial statements have been prepared in conformity with generally accepted accounting principles ("GAAP") and include the accounts of RCHI and Risk Capital Reinsurance. All intercompany transactions and balances have been eliminated in consolidation. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     PREMIUM REVENUES AND RELATED EXPENSES

     Premiums are recognized as income on a pro rata basis over the terms of the related reinsurance contracts. These amounts are based on reports received from ceding companies, supplemented by the Company's own estimates of premiums for which ceding company reports have not been received. Unearned premium reserves represent the portion of premiums written that relates to the unexpired terms of contracts in force. Certain of the Company's contracts include provisions that adjust premiums based upon the experience under the contracts. Premiums written under these contracts are recorded based upon the expected ultimate experience under these contracts.

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

     Acquisition costs, which vary with and are primarily related to the acquisition of policies, consisting principally of commissions and brokerage expenses incurred at the time a contract is issued, are deferred and amortized over the period in which the related premiums are earned. Deferred acquisition costs are limited to their estimated realizable value based on the related unearned premiums and take into account anticipated claims and claims expenses, based on historical and current experience, and anticipated investment income.

     INVESTMENTS

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

     Investments in privately held securities, issued by privately and publicly held companies, may include both equity securities and securities convertible into, or exercisable for, equity securities (some of which may have fixed maturities). Privately held securities are subject to trading restrictions or are otherwise illiquid and do not have readily ascertainable market values. The risk of investing in such securities is generally greater than the risk of investing in securities of widely held, publicly traded companies. Lack of a secondary market and resale restrictions may result in the Company's inability to sell a security at a price that would otherwise be obtainable if such restrictions did not exist and may substantially delay the sale of a security which the Company seeks to sell. Such investments are classified as "available for sale" and carried at estimated fair value, except for investments in which the Company believes it has the ability to exercise significant influence (generally defined as investments in which the Company owns 20% or more of the outstanding voting common stock of the issuer), which are carried under the equity method of accounting. Under this method, the Company records its proportionate share of income or loss for such investments in results of operations.

     The estimated fair value of investments in privately held securities, other than those carried under the equity method, is initially equal to the cost of such investments until the investments are revalued based principally on substantive events or other factors which could indicate a diminution or appreciation in value, such as an arm's-length third party transaction justifying an increased valuation or adverse development of a significant nature requiring a write down. The Company periodically reviews the valuation of investments in privately held securities with Risk Capital Corp., its equity investment advisor.

     Realized investment gains or losses on the sale of investments are determined by the specific identification method and recorded in net income. Unrealized appreciation or depreciation of securities which are carried at fair value, is excluded from net income and recorded as a separate component of stockholders' equity, net of applicable deferred income tax.

     Net investment income, consisting of dividends and interest, net of investment expenses, is recognized when earned. The amortization of premium and accretion of discount for fixed maturity investments is computed utilizing the interest method. Anticipated prepayments and expected maturities are used in applying the interest method for certain investments such as mortgage and other asset-backed securities. When actual prepayments differ significantly from anticipated prepayments, the effective yield is recalculated to reflect actual payments to date and anticipated future payments. The net investment in the security is adjusted to the amount that would have existed had the new effective yield been applied since the acquisition of the security. Such adjustments, if any, are included in net investment income.

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

     CLAIMS AND CLAIMS EXPENSES

     The reserve for claims and claims expenses consists of unpaid reported claims and claims expenses and estimates for claims incurred but not reported. These reserves are based on reports received from ceding companies, supplemented by the Company's estimates of reserves for which ceding company reports have not been received, and the Company's own historical experience. To the extent that the Company's own historical experience is inadequate for estimating reserves, such estimates will be determined based upon industry experience and management's judgment. The ultimate liability may vary from such estimates, and any adjustments to such estimates are reflected in income in the period in which they become known. Reserves are recorded without consideration of potential salvage or subrogation recoveries which are estimated to be immaterial. Such recoveries, when realized, are reflected as a reduction of claims incurred.

     FOREIGN EXCHANGE

     The United States dollar is the functional currency for the Company's foreign business. Gains and losses on the translation into United States dollars of amounts denominated in foreign currencies are included in net income. Foreign currency revenue and expenses are translated at average exchange rates during the year. Assets and liabilities denominated in foreign currencies are translated at the rate of exchange in effect at the balance sheet date.

     INCOME TAXES

     The Company utilizes the liability method of accounting for income taxes. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. A valuation allowance is recorded using the "more-likely-than-not" criteria when some or all of a deferred tax asset may not be realized.

     EARNINGS PER SHARE DATA

     Earnings per share are computed based on the weighted average number of shares of Common Stock and common stock equivalents outstanding during the period using the modified treasury stock method. Stock options and Class A and B warrants to purchase Common Stock are considered to be common stock equivalents. For 1995 and 1996, the common stock equivalents were anti-dilutive, and thus not included in the weighted average shares outstanding.

     FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     The costs of furniture and equipment are charged against income over their estimated service lives. Leasehold improvements are amortized over the terms of the office lease. Depreciation and amortization are computed on the straight-line method. Maintenance and repairs are charged to expense as incurred.

     NEW ACCOUNTING STANDARD

     The Company has elected to follow Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB No. 25") and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under Financial Accounting Standards Board ("FASB") Statement No. 123 "Accounting for Stock-Based Compensation" ("FASB No. 123") requires use of option valuation models that were not developed for use in valuing employee stock options (see Note 8). Under APB No. 25, no compensation expense is recognized by the Company because the exercise price of the Company's employee stock options equal the market price of the underlying stock on the date of grant.

     RECLASSIFICATIONS

     The Company has reclassified the presentation of certain prior year information to conform with the current presentation.

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

3. INVESTMENT INFORMATION

NET INVESTMENT INCOME

     The components of net investment income were derived from the following sources:

                                                                  (IN THOUSANDS)
                                                                              JUNE 23, 1995
                                                      YEAR ENDED          (DATE OF INCEPTION) TO
                                                   DECEMBER 31, 1996        DECEMBER 31, 1995
                                                   -----------------      ----------------------
Fixed maturity securities.......................        $ 7,470                   $1,464
Publicly traded equity securities...............          1,606                      118
Privately held equity securities................             56
Short-term investments..........................          5,491                    3,339
                                                   -----------------            --------
Gross investment income.........................         14,623                    4,921
Investment expenses.............................          1,472                      343
                                                   -----------------            --------
Net investment income...........................        $13,151                   $4,578
                                                   -----------------            --------
                                                   -----------------            --------

REALIZED AND UNREALIZED INVESTMENT GAINS

     Realized investment gains were as follows:

                                                                  (IN THOUSANDS)
                                                                              JUNE 23, 1995
                                                      YEAR ENDED          (DATE OF INCEPTION) TO
                                                   DECEMBER 31, 1996        DECEMBER 31, 1995
                                                   -----------------      ----------------------
Net realized investment gains (losses):
  Fixed maturity securities.....................        ($  359)                  $  397
  Publicly traded equity securities.............          1,549
  Privately held securities.....................             69
                                                   -----------------            --------
  Subtotal......................................          1,259                      397
                                                   -----------------            --------
  Income tax expense............................            441                      139
                                                   -----------------            --------
  Net realized investment gains, net of tax.....        $   818                   $  258
                                                   -----------------            --------
                                                   -----------------            --------

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

     The following table reconciles amortized cost to the estimated fair value and carrying value of fixed maturity and equity securities:

                                                               (IN THOUSANDS)
                                                             DECEMBER 31, 1996
                                           ------------------------------------------------------
                                                                                      ESTIMATED
                                                           GROSS         GROSS        FAIR VALUE
                                           AMORTIZED     UNREALIZED    UNREALIZED    AND CARRYING
                                              COST         GAINS         LOSSES         VALUE
                                           ----------    ----------    ----------    ------------
Fixed maturities:
  U.S. government and
     government agencies................    $ 35,907      $     42       $  153        $ 35,796
  Foreign governments...................         509            10                          519
  Municipal bonds.......................      59,751           339           49          60,041
  Corporate bonds.......................      17,359            81          124          17,316
  Mortgage and asset backed
     securities.........................      26,602           133           26          26,709
                                           ----------    ----------    ----------    ------------
  Sub-total fixed maturities............     140,128           605          352         140,381
Equity securities:
     Publicly traded....................     108,580        12,036        3,256         117,360
     Privately held.....................      23,363         7,001        1,517          28,847
                                           ----------    ----------    ----------    ------------
  Sub-total equity securities...........     131,943        19,037        4,773         146,207
                                           ----------    ----------    ----------    ------------
     Total..............................    $272,071      $ 19,642       $5,125        $286,588
                                           ----------    ----------    ----------    ------------
                                           ----------    ----------    ----------    ------------

                                                               (IN THOUSANDS)
                                                             DECEMBER 31, 1996
                                           ------------------------------------------------------
                                                                                      ESTIMATED
                                                           GROSS         GROSS        FAIR VALUE
                                           AMORTIZED     UNREALIZED    UNREALIZED    AND CARRYING
                                              COST         GAINS         LOSSES         VALUE
                                           ----------    ----------    ----------    ------------
Fixed maturities:
  U.S. government and government
     agencies...........................    $ 31,059      $    626                     $ 31,685
  Municipal bonds.......................      69,698           364       $   50          70,012
  Corporate bonds.......................      15,881           211                       16,092
  Mortgage and asset backed
     securities.........................      14,311           221                       14,532
                                           ----------    ----------    ----------    ------------
  Sub-total fixed maturities............     130,949         1,422           50         132,321
Equity securities:
     Publicly traded....................      36,009         3,665          300          39,374
     Privately held.....................      18,531         1,003                       19,534
                                           ----------    ----------    ----------    ------------
  Sub-total equity securities...........      54,540         4,668          300          58,908
                                           ----------    ----------    ----------    ------------
     Total..............................    $185,489      $  6,090       $  350        $191,229
                                           ----------    ----------    ----------    ------------
                                           ----------    ----------    ----------    ------------

     At December 31, 1996, all of the Company's equity investments were in securities issued by insurance and reinsurance companies or companies providing services to the insurance industry.

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

     At December 31, 1996, the publicly traded equity portfolio consisted of the following:

                                                                 (IN THOUSANDS)
                                                               DECEMBER 31, 1996
                                                  --------------------------------------------
                                                                                   ESTIMATED
                                                                    NET            FAIR VALUE
                                                                 UNREALIZED       AND CARRYING
                                                    COST        GAIN (LOSS)          VALUE
                                                  --------      ------------      ------------
Common Stocks:
ACE Limited....................................   $ 11,109         $4,523           $ 15,632
American International Group, Inc..............     12,431          2,183             14,614
EXEL Limited...................................     12,685          2,086             14,771
E.W. Blanch Holdings, Inc......................     12,439           (565)            11,874
Gainsco Inc....................................     10,028           (966)             9,062
RenaissanceRe Holdings Ltd.....................      1,141             64              1,205
Trenwick Group Inc.............................     11,624         (1,218)            10,406
USF&G Corp.....................................     11,331          3,073             14,404
Vesta Insurance Group, Inc.....................     14,547           (507)            14,040
Preferred Stock:
St. Paul Companies, 6% Convertible Preferred...     11,245            107             11,352
                                                  --------      ------------      ------------
          Total................................   $108,580         $8,780           $117,360
                                                  --------      ------------      ------------
                                                  --------      ------------      ------------

     Privately held securities consisted of the following:

                                                                          (IN THOUSANDS)
                                                                           DECEMBER 31,
                                                                      ----------------------
                                                                       1996           1995
                                                                      -------        -------
EQUITY SECURITIES:
Carried under the equity method:
Island Heritage Insurance Company, Ltd...........................     $ 4,269
Insurance Investment Group, L.P..................................         180
Carried at fair value:
Peregrine Russell Miller Insurance Fund of Asia Limited..........       7,465
Terra Nova (Bermuda) Holdings, Ltd...............................      15,870        $ 8,869
Venton Holdings, Ltd.............................................       1,063
                                                                      -------        -------
          Total privately held equity securities.................      28,847          8,869
CONVERTIBLE SECURITY, CARRIED AT FAIR VALUE
Mutual Risk Management, Ltd.
  Zero Coupon Subordinated Debenture.............................                     10,665
                                                                      -------        -------
          Total privately held securities........................     $28,847        $19,534
                                                                      -------        -------
                                                                      -------        -------

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

     In addition, the Company's investment commitments relating to its privately held securities were as follows at December 31, 1996:

                                                                   (IN THOUSANDS)
                                                                  DECEMBER 31, 1996
                                                                  -----------------
          Insurance Investment Group, L.P....................          $11,820
          Venton Holdings, Ltd...............................           10,300
                                                                  -----------------
                    Total....................................          $22,120
                                                                  -----------------
                                                                  -----------------

     There were no investment commitments outstanding as of December 31, 1995.

     At December 31, 1996, the carrying values of the privately held equity securities are net of an accrual aggregating approximately $426,000 for fees which would be payable to Risk Capital Corp. had the securities been sold at their carrying value at December 31, 1996.

     Set forth below is certain information relating to each of the Company's investments and investment commitments in privately held securities at December 31, 1996.

     ISLAND HERITAGE INSURANCE COMPANY, LTD.

     In April 1996, the Company acquired a 9.75% voting interest and an approximately 33% economic interest in Island Heritage Insurance Company, Ltd ("Island Heritage"), a Cayman Islands insurer, for an aggregate purchase price of $4.5 million, which was funded through $1.7 million in cash and a trust account in an amount equal to $2.8 million. Island Heritage commenced operations in May 1996 as an insurer which writes high value personal and commercial property insurance in the Caribbean. Certain directors of the Company and other investors invested in the securities of Island Heritage at the same per share price as that paid by the Company. The Company's Chairman and President are two of the five directors of Island Heritage.

     The investment in Island Heritage is reported under the equity method since the Company believes it has the ability to exercise significant influence over the operating and financial policies of Island Heritage due to the Company's participation on the Board of Directors and through certain consent rights attaching to the Company's holdings of non-voting shares.

     The Company records its equity in the operating results of Island Heritage on a quarter lag basis. Set forth below is summary unaudited financial information for Island Heritage:

                                                                    (IN THOUSANDS)
                                                                    APRIL 22, 1996
                                                                (DATE OF INCEPTION) TO
                                                                  SEPTEMBER 30, 1996
                                                                ----------------------
          Gross premiums earned............................             $   63
          Ceded premiums...................................               (482)
                                                                      --------
          Net premiums earned..............................               (419)
          Total revenues...................................               (306)
          Net loss.........................................             ($ 687)

                                                                    (IN THOUSANDS)
                                                                  SEPTEMBER 30, 1996
                                                                ----------------------
          Total assets.....................................             $5,620
          Total stockholders' equity.......................             $4,865

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

     Island Heritage experienced a net loss for the period due to the cost of reinsurance for protection against catastrophe losses, which exceeded the revenues generated from the low volume of premiums written which resulted from the start up nature of its operations.

     The Company's equity in the net loss, net of tax, for the period recorded in 1996 was $161,000, or $.01 per share.

     INSURANCE INVESTMENT GROUP, L.P.

     In March 1996, the Company committed to pay $12.0 million over the long-term to fund its currently 28.6% limited partner interest in Insurance Investment Group, L.P. (the "Partnership"), a private limited partnership. At December 31, 1996, $180,000 had been funded under this commitment. The Partnership meets periodically to evaluate investment opportunities. For the year ended December 31, 1996, there had not been any significant financial activity to be recorded by the Company.

     PEREGRINE RUSSELL MILLER INSURANCE FUND OF ASIA LIMITED

     In March 1996, the Company purchased securities of the Peregrine Russell Miller Insurance Investment Fund of Asia Limited (the "Asian Fund") for approximately $9.0 million. The Company's investment represents approximately 18.0% of the outstanding voting securities of, and an approximately 44.0% economic interest in, the Asian Fund. The Asian Fund, based in Hong Kong, invests in publicly traded and privately held insurance companies incorporated or operating in Asia. At December 31, 1996, the Company had recorded its investment in the Asian Fund based on the Company's interest in the unaudited net asset value of the Asian Fund reported in United States dollars at November 29, 1996.

     TERRA NOVA (BERMUDA) HOLDINGS, LTD.

     The Company's $8.9 million investment in Terra Nova (Bermuda) Holdings, Ltd. ("Terra Nova"), acquired in October 1995, currently represents a 3.6% voting and economic interest in Terra Nova. Terra Nova, based in Bermuda, is a holding company for two operating insurance companies located in Bermuda and London that write property and casualty reinsurance. In April 1996, Terra Nova completed the initial public offering of its common stock, which is traded on the New York Stock Exchange ("NYSE").

     At December 31, 1996, the Company recorded its investment in Terra Nova at the closing price reported on the NYSE on such date, net of a 17.5% discount for certain restrictions as to resale which expire in October 1997. At December 31, 1995, the Company recorded its investment in Terra Nova at fair value, which was determined to equal cost. In 1996, dividend income was approximately $56,000.

     VENTON HOLDING, LTD.

     In April 1996, the Company acquired a 9.9% voting and economic interest in Venton Holdings Ltd. ("Venton"), a Bermuda based holding company, which owns a managing agent at Lloyd's of London ("Lloyd's") and a corporate capital vehicle at Lloyd's that provides dedicated underwriting capacity. The Company's investment in Venton was made for a combination of $1.1 million in cash and a $4.2 million capital contribution commitment to Venton to fund its capital requirements at Lloyd's. The Company is a co-investor with The Trident Partnership, L.P. ("Trident"), a dedicated insurance industry private equity fund.

     The Company's $4.2 million capital contribution commitment prior to December 31, 1996, in effect, supports the Company's pro rata portion of a $31.0 million letter of credit in favor of Lloyd's supporting Venton's 1996 corporate underwriting vehicles. Trident has a similar commitment for the remainder of the letter of credit. The letter of credit was provided by a bank with the credit backing of X.L. Insurance Company, Ltd.

     In the fourth quarter of 1996, the letter of credit amount was increased to approximately $76.1 million principally to increase Venton's underwriting capacity for 1997. The Company and Trident agreed to pay their pro rata portion of any draws under the letter of credit based on their share ownership in Venton.

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

     At December 31, 1996, the Company's additional capital contribution commitment and pro rata share of the letter of credit was approximately $10.3 million. At December 31, 1996, the Company recorded its investment in Venton at fair value, which was estimated to equal cost.

     The Company also reinsures certain Lloyd's Syndicates managed by Venton. The Company's net premiums written and earned from such syndicates in 1996 were $2.9 million and $1.0 million, respectively.

     MUTUAL RISK MANAGEMENT, LTD.

     The Mutual Risk Management, Ltd. ("Mutual Risk") zero coupon subordinated debenture was acquired in a private transaction by the Company in October 1995. The debenture has a maturity date of 2015, effective yield of 5.25% and is convertible into 217,884 shares of common stock at a price of $43.955 per share. Mutual Risk is a publicly traded Bermuda company, providing risk management services to client companies. This security was sold in October 1996 at a realized gain of approximately $69,000.

     FIXED MATURITIES

     Contractual maturities of fixed maturity securities at December 31, 1996 are shown below. Expected maturities, which are management's best estimates, will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                        (IN THOUSANDS)
                                                                      DECEMBER 31, 1996
                                                                 ----------------------------
                                                                 AMORTIZED     ESTIMATED FAIR
                                                                    COST           VALUE
                                                                 ----------    --------------
Available for Sale:
  Due in one year or less.....................................    $ 57,351        $ 57,386
  Due after one year through five years.......................      14,514          14,567
  Due after five years through 10 years.......................      22,261          22,404
  Due after 10 years..........................................      19,400          19,315
                                                                 ----------    --------------
  Sub-total...................................................     113,526         113,672
  Mortgage and asset-backed securities........................      26,602          26,709
                                                                 ----------    --------------
Total.........................................................    $140,128        $140,381
                                                                 ----------    --------------
                                                                 ----------    --------------

     As of December 31, 1996, the weighted average contractual and expected maturities of the fixed maturity investments, based on fair value, were 8.7 years and 5.7 years, respectively.

     Gross realized gains and gross realized losses on sales of fixed maturity securities were $3.3 million and $2.0 million during 1996 and $410,000 and $13,000 during 1995, respectively.

     All fixed maturity investments held at December 31, 1996 were considered investment grade by Standard & Poor's Corporation or Moody's Investors Service, Inc.

     There are no investments in any entity in excess of 10% of the Company's stockholders' equity at December 31, 1996, other than investments issued or guaranteed by the United States government or its agencies.

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

     SECURITIES PLEDGED AND ON DEPOSIT

     Securities with a carrying value of approximately $30.0 million have been pledged as collateral for letters of credit obtained in connection with certain reinsurance obligations of the Company (see Note 5).

     At December 31, 1996, securities with a face amount of $100,000 were on deposit with the Insurance Department of the State of Nebraska in order to comply with certain Nebraska insurance laws. In January 1997, additional securities with a face amount of $1,400,000 were placed on deposit with the Nebraska Insurance Department in order to comply with certain insurance laws of other states in which the Company is seeking licensing.

4. AGREEMENTS WITH RELATED PARTIES

     INVESTMENT ADVISORY AGREEMENTS

     The Company has an investment advisory agreement with Risk Capital Corp. for management of the Company's portfolios of equity securities (including convertible securities) that are publicly traded ("Public Portfolio") and privately held ("Private Portfolio"). The Private Portfolio includes equity securities which at the time of acquisition do not have a readily ascertainable market or are subject to certain trading restrictions. Risk Capital Corp. is also an investment advisor to Trident, a dedicated insurance industry private equity fund organized by Risk Capital Corp. and three other sponsors. Risk Capital Corp.'s direct parent, Marsh & McLennan Risk Capital Holdings, Ltd., owns approximately 8.2% of the outstanding Common Stock, and Class A warrants and Class B warrants to purchase 905,397 and 1,920,601 shares of Common Stock, respectively. Trident owns approximately 10.3% of the outstanding Common Stock, and Class A warrants to purchase 1,386,079 shares of Common Stock.

     The Company pays an annual fee equal to 0.35% of the daily average market value of the Public Portfolio. With respect to the Private Portfolio, the Company pays an annual fee equal to the sum of (i) 1.5% per annum on the first $250.0 million in carrying value of the Private Portfolio and (ii) 1.0% per annum on the carrying value of the Private Portfolio that exceeds $250.0 million. Risk Capital Corp. is also entitled to annual compensation equal to the excess, if any, of (x) 7.5% of cumulative net realized gains including dividends, interest and other distributions, received on the Private Portfolio over (y) cumulative compensation previously paid in prior years on cumulative net realized gains.

     The agreement has an initial term expiring on December 31, 2001 and will be automatically renewed for successive one-year terms thereafter, unless either party delivers written notice of termination at least one year prior to the end of the then current term. The agreement provides for a minimum aggregate cash fee to Risk Capital Corp. of $500,000 per annum through December 31, 1997. Fees incurred under the agreement during fiscal year 1996 and partial fiscal year 1995 were approximately $686,000 and $151,000, respectively.

     The Company has an investment advisory agreement with The Putnam Advisory Company, Inc. ("Putnam"), an affiliate of Risk Capital Corp., for the management of the Company's portfolio of fixed-income securities. The Company pays a fee equal to the sum of 0.35% per annum of the first $50 million of the market value of the portfolio, 0.30% per annum on the next $50.0 million, 0.20% per annum on the next $100 million and 0.15% per annum of the market value of assets that exceeds $200 million. Fees incurred under the agreement during 1996 and 1995 were approximately $547,000 and $190,000 respectively. The agreement is subject to termination by either party upon 30 days' written notice.

     OTHER AGREEMENTS

     The Company reimbursed Risk Capital Corp. approximately $1,579,000 in 1995 for certain expenses incurred by Risk Capital Corp. in connection with the formation and initial public offering of the Company.

     Commencing in 1996, Risk Capital Corp. subleased office space from the Company for a term expiring in October 2002. Future minimum rental income, exclusive of escalation clauses and maintenance costs, under the remaining term of the sublease will be approximately $2.8 million. Rental income for 1996 was $264,000.

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

5. COMMITMENTS

     LEASE AGREEMENT

     The Company has a sublease agreement for office facilities for a term expiring in October 2002. Future minimum rental charges under the remaining term of the sublease, exclusive of escalation clauses and maintenance costs and net of rental income, are as follows:

                                                              (IN THOUSANDS)
                                                             ----------------
              1997........................................        $  718
              1998........................................           732
              1999........................................           742
              2000........................................           756
              2001 and thereafter.........................         1,404
                                                             ----------------
                                                                  $4,352
                                                             ----------------
                                                             ----------------

Rental expense, net of sublease income, was approximately $613,000 during 1996 and $54,000 in 1995.

     LETTERS OF CREDIT

     At December 31, 1996, the Company is obligated under letters of credit in an aggregate amount of approximately $34 million, which secure certain of the Company's reinsurance obligations and investment commitments (see Note 3).

     SEVERANCE ARRANGEMENTS

     The Company has adopted a program for all employees that provides for certain severance payments and continuation of benefits in the event of termination of employment resulting from a change in control. The extent of such payments depends on the position of the employee and, in the case of certain employees, length of employment.

     EMPLOYMENT AGREEMENTS

     The Company has employment agreements with its executive officers. One of these agreements has a five-year term initially expiring in September 2000, and the remaining agreements may be terminated upon notice by either party. These agreements provide for compensation in the form of base salary, annual bonus, stock-based awards under the Stock Plan (as hereinafter defined), participation in the Company's employee benefit programs and the reimbursement of certain expenses. Under one of the agreements, the Company guaranteed loans in the amount of $500,000 made to an executive by a financial institution to fund such executive's purchase of 25,000 shares of Common Stock and related tax liability under such stock's vesting provisions. In connection with such guarantee, the Company is entitled to customary subrogation rights.

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

6. CLAIMS AND CLAIMS EXPENSES

     The reconciliation of claims and claims expense reserves is as follows:

                                                                           (IN THOUSANDS)
                                                                             YEAR ENDED
                                                                          DECEMBER 31, 1996
                                                                          -----------------
At beginning of year:
  Gross claims and claims expense reserves...........................               --
  Reinsurance recoverables...........................................               --
                                                                          -----------------
     Net claims and claims expense reserves
Net claims and claims expenses incurred relating to:
  Current year.......................................................          $24,079
  Prior year.........................................................               --
                                                                          -----------------
     Total...........................................................           24,079
Net paid claims and claims expenses incurred relating to:
  Current year.......................................................            3,831
  Prior year.........................................................               --
                                                                          -----------------
     Total...........................................................            3,831
At end of year:
  Net claims and claims expense reserves current year................           20,248
  Reinsurance recoverables...........................................              522
                                                                          -----------------
     Gross claims and claims expense reserves........................          $20,770
                                                                          -----------------
                                                                          -----------------

     The Company believes that its exposure, if any, to environmental impairment liability and asbestos-related claims is minimal since no business has been written for periods prior to 1996.

     Subject to the following, the Company believes that the reserves for claims and claims expenses are adequate to cover the ultimate cost of claims and claims expenses incurred through December 31, 1996. The reserves are based on estimates of claims and claims expenses incurred and, therefore, the amount ultimately paid may be more or less than such estimates. The inherent uncertainties of estimating claims and claims expense reserves are exacerbated for reinsurers by the significant periods of time (the "tail") that often elapse between the occurrence of an insured claim, the reporting of the claim to the primary insurer and, ultimately, to the reinsurer, and the primary insurer's payment of that claim and subsequent indemnification by the reinsurer. As a consequence, actual claims and claims expenses paid may deviate, perhaps substantially, from estimates reflected in the Company's reserves reported in its financial statements. The estimation of reserves by new reinsurers, such as the Company, may be less reliable than the reserve estimations of a reinsurer with an established volume of business and claims history. To the extent reserves prove to be inadequate, the Company may have to augment such reserves and incur a charge to earnings. Such a development, while not anticipated, could occur and result in a material charge to earnings or stockholders' equity in future periods.

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

7. RETROCESSION AGREEMENTS

     At December 31, 1996, the Company is a participant in "common account" retrocessional arrangements for certain treaties. Such agreements reduce the effect of individual or aggregate losses to all companies participating on such treaties including the reinsurer, such as the Company, and the ceding company. Reinsurance recoverables are recorded as assets, predicated on the retrocessionaires' ability to meet their obligations under the retrocessional agreements. If the retrocessionaries are unable to satisfy their obligation under the agreements, the Company would be liable for such defaulted amounts.

     The effects of reinsurance on written and earned premiums and claims and claims expenses are as follows:

                                                                           (IN THOUSANDS)
                                                                             YEAR ENDED
                                                                          DECEMBER 31, 1996
                                                                          -----------------
Assumed premiums written.............................................          $73,685
Ceded premiums written...............................................            1,153
                                                                          -----------------
Net premiums written.................................................           72,532
Assumed premiums earned..............................................           36,337
Ceded premiums earned................................................              576
                                                                          -----------------
Net premiums earned..................................................           35,761
Assumed claims and claims expenses incurred..........................           24,601
Ceded claims and claims expenses incurred............................              522
                                                                          -----------------
Net claims and claims expenses incurred..............................          $24,079
                                                                          -----------------
                                                                          -----------------

     At December 31, 1996, the Company's balance sheet reflects reinsurance recoverables balances as follows:

                                                                           (IN THOUSANDS)
                                                                             YEAR ENDED
                                                                          DECEMBER 31, 1996
                                                                          -----------------
Reinsurance recoverable balances:
       Unpaid claims and claim expenses..............................          $   522
       Ceded balances payable........................................             (536)
                                                                          -----------------
Reinsurance balances, net............................................          ($   14)
                                                                          -----------------
                                                                          -----------------
Reinsurance recoverable on unearned premium..........................          $   576
                                                                          -----------------
                                                                          -----------------

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

8. EMPLOYEE BENEFITS AND COMPENSATION ARRANGEMENTS

     1995 LONG TERM INCENTIVE AND SHARE AWARD PLAN

     In September 1995, the Company adopted the 1995 Long Term Incentive and Share Award Plan (the "Stock Plan") which is administered by the Compensation Committee of the Board of Directors. The Company may grant, subject to certain restrictions, stock options, stock appreciation rights, restricted shares, restricted share units payable in shares of Common Stock or cash, stock awards in lieu of cash awards, and other stock-based awards to eligible employees of the Company. Awards relating to not more than 1,700,000 shares of Common Stock may be made over the five-year term of the Stock Plan.

     RESTRICTED STOCK

     During 1996 and 1995, the Company granted an aggregate of 76,000 and 190,500 shares, respectively, of restricted stock under the Stock Plan. Grants of restricted stock generally vest at a rate of 20% per year over five years commencing on the first anniversary of the date of grant. The Company records a deferred expense equal to the market value of the shares at the date of grant which is amortized and charged to income over the vesting period. The deferred expense was $1,487,000 and $3,895,000, and the amortization of the deferred expense was $1,969,000 and $454,000, for 1996 and 1995, respectively.

     STOCK OPTIONS

     The Company issues stock options at fair market values at the grant dates to officers and non-employee directors. Options to officers generally vest and become exercisable at a rate of 20% per year over five years from the date of grant and expire seven years after vesting. Initial options granted to non-employee directors vest and become exercisable at a rate of 33% per year commencing on the date of grant and vest on each of the next two anniversary dates thereafter.

     Information relating to the Company's stock options is set forth below:

                                                  (IN THOUSANDS)
                                                                               JUNE 23, 1995
                                                      YEAR ENDED          (DATE OF INCEPTION) TO
                                                  DECEMBER 31, 1996          DECEMBER 31, 1995
                                                  ------------------      -----------------------
NUMBER OF OPTIONS
Outstanding, beginning of year.................         192,700                        --
Granted........................................         436,350                   192,900
Canceled.......................................              --                     (200)
Exercised......................................             100                        --
Outstanding, end of year.......................         628,950                   192,700
Exercisable, end of year.......................          39,500                       800
AVERAGE EXERCISE PRICE
Granted........................................        $  17.98                   $ 20.44
Canceled.......................................              --                     20.00
Exercised......................................           20.00                        --
Outstanding, end of year.......................           18.74                     20.44
Exercisable, end of year.......................        $  20.43                   $ 20.12

     Exercise prices for options outstanding at December 31, 1996 ranged from $17.19 to $23.38. The weighted average remaining contractual life of these options is approximately 9.5 years.

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

     EMPLOYEE STOCK PURCHASE PLAN

     Effective December 1, 1995, the Company established a tax-qualified employee stock purchase plan (the "Purchase Plan"). An aggregate of 120,000 shares of the Common Stock have been reserved for issuance under the Purchase Plan. Eligible employees may elect to participate in an annual offering period under the Purchase Plan by authorizing after-tax payroll deductions of up to 20% (in whole percentages) of their eligible compensation for the purchase of shares of the Common Stock at 85% of the lesser of the market value per share of the Common Stock at the beginning or end of the annual offering period, subject to certain restrictions. During 1996, employees purchased approximately 14,000 shares of Common Stock under the Purchase Plan.

     PRO FORMA INFORMATION

     Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123. Such information has been determined for the Company as if the Company has accounted for its employee stock options under the fair value method of this Statement. The fair value for the Company's employee stock options has been estimated at the date of grant using a Black-Scholes option valuation model with the following weighted-average assumptions for options issued in 1995 and 1996: (i) risk free rate: 6.0%; (ii) dividend yield:
0.0%; (iii) volatility factor: 25.0%; and (iv) average expected option life: 6 years. The weighted average fair value of options granted for the year ended December 31, 1996 and for the period from June 23, 1995 (date of inception) to December 31, 1995 was $3.0 million and $1.5 million, respectively.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models, such as the Black-Scholes model, require the input of highly subjective assumptions (particularly with respect to the Company, which has a limited stock-trading history), including expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the Company believes that the existing option valuations models, such as the Black-Scholes model, may not necessarily provide a reliable single measure of the fair value of employee stock options.

     For purposes of the required pro forma information, the estimated fair value of employee stock options is amortized to expense over the options' vesting period. The Company's pro forma information regarding net income and earnings per share follows:

                                                                               JUNE 23, 1995
                                                      YEAR ENDED          (DATE OF INCEPTION) TO
(IN THOUSANDS, EXCEPT PER SHARE DATA)             DECEMBER 31, 1996          DECEMBER 31, 1995
                                                  ------------------      -----------------------
Pro forma net income...........................        $  3,569                   $   911
Pro forma earnings per share:
  Primary and fully diluted....................        $   0.21                   $  0.05

     The effects of applying FASB Statement No. 123 as shown in the pro forma disclosures may not be representative of the effects on reported net income for future years.

     The effect on net income and earnings per share after applying FASB Statement No. 123's fair valuation method to stock issued to employees under the Purchase Plan does not materially differ from the pro forma information set forth above with respect to the Company's employee stock options.

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

     RETIREMENT PLANS

     Effective as of January 1, 1996, the Company adopted a tax-qualified non-contributory defined contribution money purchase pension plan (the "Pension Plan") under which the Company contributes for each eligible employee an amount equal to the sum of (i) 4% of eligible compensation up to the taxable wage base (as such term is defined in the Pension Plan; for 1996 set at $62,700) and (ii) 8% of eligible compensation in excess of the taxable wage base (up to the applicable compensation limit (the "compensation limit") imposed by Section 401(a)(17) of the Internal Revenue Code of 1986, as amended (the "Code"), which for 1996 was $150,000). Substantially all employees of the Company are eligible for participation in the Pension Plan. The Company expensed $90,000 in 1996 related to the Pension Plan.

     Effective as of January 1, 1996, the Company adopted a tax-qualified employee savings plan (the "Savings Plan"). Pursuant to Section 401(k) of the Code, eligible employees of the Company are able to make deferral contributions of up to 15% of their eligible compensation. Subject to limitations under applicable law, the Company matches 100% of the first 3% of eligible compensation deferred by employees and 50% of the next 3% of eligible compensation so deferred. Substantially all employees of the Company are eligible for participation in the Savings Plan. The Company expensed $75,000 in 1996 related to the Saving Plan.

     Effective as of January 1, 1996, the Company adopted a supplemental, non-qualified executive savings and retirement plan (the "Supplemental Plan") under which the Company contributes 8% of eligible compensation in excess of the compensation limit for eligible officers of the Company. Participants may also defer certain amounts of eligible base compensation and bonus. Under the Supplemental Plan, the Company matches 100% of the first 3% of eligible base compensation in excess of the compensation limit that is deferred by participants under the Supplemental Plan, and provides a 50% matching contribution for the next 3% of such excess eligible compensation so deferred. The Company expensed $46,000 in 1996 related to the Supplemental Plan.

9. INCOME TAXES

     RCHI and Risk Capital Reinsurance file a consolidated federal income tax return and have a tax sharing agreement (the "Tax Sharing Agreement"), allocating the consolidated income tax liability on a separate return basis. Pursuant to the Tax Sharing Agreement, Risk Capital Reinsurance makes tax sharing payments to RCHI based on such allocation.

     The provision for federal income taxes has been determined on the basis of a consolidated tax return consisting of RCHI and Risk Capital Reinsurance.

     An analysis of the Company's effective tax rate for the year ended December 31, 1996 and for the period June 23, 1995 (date of inception) to December 31, 1995 is as follows:

                                                              (IN THOUSANDS)
                                                                            JUNE 23, 1995
                                                  YEAR ENDED             (DATE OF INCEPTION)
                                              DECEMBER 31, 1996          TO DECEMBER 31, 1995
                                            ----------------------      ----------------------

                                                        % OF PRE-                   % OF PRE-
                                            AMOUNT      TAX INCOME      AMOUNT      TAX INCOME
                                            ------      ----------      ------      ----------
Income taxes computed on pre-tax
income...................................   $1,614           35%         $381            35%
Reduction in income taxes resulting from:
     Tax-exempt investment income........    (979 )         (21)         (285)          (26)
     Dividend received deduction.........    (341 )          (8)          (24)           (2)
     Other...............................      43             1
                                                            ---                         ---
                                            ------                      ------
Income tax expense on pre-tax income.....   $ 337             7%         $ 72             7%
                                                            ---                         ---
                                            ------                      ------

     The Company's current federal tax expense for 1996 and 1995 was based on regular taxable income. Federal income taxes paid in 1996 were $1.7 million.

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

     The net deferred income tax liability reflects temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes, net of a valuation allowance for any portion of the deferred tax asset that management believes will not be realized. Significant components of the Company's deferred income tax assets and liabilities as of December 31, 1996 and 1995 were as follows:

                                                                  (IN THOUSANDS)
                                                                               JUNE 23, 1995
                                                      YEAR ENDED          (DATE OF INCEPTION) TO
                                                  DECEMBER 31, 1996          DECEMBER 31, 1995
                                                  ------------------      -----------------------
Deferred income tax assets:
     Net claim reserve discount................        $  1,275
     Net unearned premium reserve..............           2,574
     Compensation liabilities..................             575                   $   158
     Equity in net loss of investee............              87
                                                  ------------------           ----------
Total deferred tax assets......................           4,511                       158
                                                  ------------------           ----------
Deferred income tax liabilities:
     Deferred policy acquisition cost..........          (2,456)
     Unrealized appreciation of investments....          (5,081)                   (2,009)
                                                  ------------------           ----------
Total deferred tax liabilities.................          (7,537)                   (2,009)
                                                  ------------------           ----------
Net deferred income tax liability..............        ($ 3,026)                  ($1,851)
                                                  ------------------           ----------
                                                  ------------------           ----------

10. STATUTORY INFORMATION

     The Director of Insurance of the State of Nebraska issued to Risk Capital Reinsurance its domiciliary insurance license on November 6, 1995. Statutory net income and surplus of Risk Capital Reinsurance, as reported to insurance regulatory authorities, differ in certain respects from the amounts prepared in accordance with GAAP. The following tables reconcile statutory net income and surplus to consolidated GAAP net income and stockholders' equity:

                                                                  (IN THOUSANDS)
                                                                               JUNE 23, 1995
                                                      YEAR ENDED          (DATE OF INCEPTION) TO
                                                  DECEMBER 31, 1996          DECEMBER 31, 1995
                                                  ------------------      -----------------------
NET INCOME:
Statutory net income (loss)....................        ($ 4,636)                  $   910
GAAP adjustments:
     Deferred acquisition costs................           7,018
     Deferred income taxes.....................           1,810                       158
     Other, net................................            (161)
                                                  ------------------             --------
GAAP net income................................           4,031                     1,068
RCHI (parent company only) operations..........              81                       (49)
Consolidated GAAP net income...................        $  4,112                   $ 1,019
                                                  ------------------             --------
                                                  ------------------             --------

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

10. STATUTORY INFORMATION (CONTINUED)

                                                                         (IN THOUSANDS)
                                                                          DECEMBER 31,
                                                                    ------------------------
                                                                      1996            1995
                                                                    --------        --------
STOCKHOLDERS' EQUITY:
Statutory surplus..............................................     $334,309        $331,733
     Deferred acquisition costs................................        7,018
     Unrealized appreciation...................................          252           2,375
     Deferred income tax liability, net........................       (3,026)         (1,851)
     Other, net................................................        4,053             613
                                                                    --------        --------
Investment in insurance subsidiary, GAAP.......................      342,606         332,870
RCHI (parent company only):
     Other net assets..........................................        9,607           7,345
                                                                    --------        --------
Consolidated stockholders' equity GAAP.........................     $352,213        $340,215
                                                                    --------        --------
                                                                    --------        --------

     RCHI is a holding company and has no significant operations or assets other than its ownership of all of the capital stock of Risk Capital Reinsurance. RCHI will rely on cash dividends and distributions from Risk Capital Reinsurance to pay any cash dividends to stockholders of RCHI and to pay any operating expenses that RCHI may incur. The payment of dividends by RCHI will be dependent upon the ability of Risk Capital Reinsurance to provide funds to RCHI. The ability of Risk Capital Reinsurance to pay dividends or make distributions to RCHI is dependent upon its ability to achieve satisfactory underwriting and investment results and to meet certain regulatory standards of the State of Nebraska. There are presently no contractual restrictions on the payment of dividends or the making of distributions by Risk Capital Reinsurance to RCHI.

     Nebraska insurance laws provide that, without prior approval of the Nebraska Director of Insurance ("Nebraska Director"), Risk Capital Reinsurance cannot pay a dividend or make a distribution (together with other dividends or distributions paid during the preceding 12 months) that exceeds the greater of
(i) 10% of statutory surplus as of the preceding December 31 ($334.3 million as of December 31, 1996) or (ii) statutory net income from operations from the preceding calendar year not including after tax realized capital gains ($5.5 million loss for 1996). Net income (exclusive of realized capital gains) not previously distributed or paid as dividends from the preceding two calendar years may be carried forward for dividends and distribution purposes. Any proposed dividend or distribution in excess of such amount is called an "extraordinary" dividend or distribution and may not be paid until either it has been approved, or a 30-day waiting period has passed during which it has not been disapproved, by the Nebraska Director. Notwithstanding the foregoing, Nebraska insurance laws provide that any distribution that is a dividend may only be paid out of earned surplus arising from its business, which is defined as unassigned funds (surplus) as reported in the statutory statement for the most recent year ($6.2 million as of December 31, 1996). In addition, Nebraska insurance laws also provide that any distribution that is a dividend and that is in excess of Risk Capital Reinsurance's unassigned funds, exclusive of any surplus arising from unrealized capital gains or revaluation of assets ($7.5 million deficit as of December 31, 1996) will be deemed an "extraordinary" dividend subject to the foregoing requirements. Therefore, Risk Capital Reinsurance cannot make a distribution that is a dividend without the prior approval of the Nebraska Director during 1997.

     Nebraska insurance laws also require that the statutory surplus of Risk Capital Reinsurance following any dividend or distribution be reasonable in relation to its outstanding liabilities and adequate to its financial needs. In addition, Nebraska insurance laws require that each insurer give notice to the Nebraska Director of all dividends and other distributions within five business days following declaration thereof and that any such dividend or other distribution may not be paid within 10 business days of such notice (the "Notice Period") unless for good cause shown the Nebraska Director has approved such payment within the Notice Period.

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

11. BUSINESS INFORMATION

     The Company operates from one domestic location and has one business segment which is providing capital and/or property casualty reinsurance to insurance and reinsurance companies and making investments in insurance and insurance-related entities on a global basis.

     Net premiums written and earned in 1996 from client companies located in Europe or Lloyd's Syndicates (some of which are denominated in United States dollars) were $21.8 million and $4.6 million, respectively.

     During 1996, three reinsurance brokers, U.S. Reinsurance Corporation, Faugere & Jutheau, and AON Reinsurance, Inc. generated 27.7%, 13.7%, and 12.1%, respectively, of the Company's assumed net premiums written from client companies. U.S. Reinsurance Corporation, Balis & Company Inc. and Minet Re generated 37.1%, 12.4%, and 10.1%, respectively of the Company's assumed net earned premium for 1996.

     Approximately 45% and 44%, respectively, of 1996 net premiums written and earned are from unearned premium portfolios assumed or other one time transactions which are non-renewable.

12. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The following is a summary of unaudited quarterly financial data:

                              THREE MONTHS     THREE MONTHS      THREE MONTHS    THREE MONTHS
                                 ENDED             ENDED            ENDED           ENDED
(IN THOUSANDS                 DECEMBER 31,     SEPTEMBER 30,       JUNE 30,       MARCH 31,
EXCEPT PER SHARE DATA)            1996             1996              1996            1996
                              ------------    ---------------    ------------    ------------
INCOME STATEMENT DATA:
Net premiums written.......     $ 19,023          $29,938          $ 16,468        $  7,103
Premiums earned............       17,522           12,628             3,838           1,773
Net investment income......        3,244            3,363             3,136           3,408
Net realized investment
  gains (losses)...........        1,114             (109)              448            (194)
Operating expenses.........       20,016           14,886             6,357           4,302
Equity in net loss of
investee...................         (113)             (48)
Net income.................        1,401              919               985             807
PER SHARE DATA:
Primary and fully-diluted
  earnings per share:
Net income.................     $   0.08          $  0.05          $   0.06        $   0.05
Stockholders' equity per
share......................     $  20.68          $ 20.48          $  20.07        $  20.10
COMMON STOCK PRICES:
High.......................     $  19.88          $ 20.75          $  20.50        $  23.25
Low........................     $  15.88          $ 16.50          $  19.13        $  19.75
Close......................     $  19.38          $ 19.00          $  19.63        $  20.50

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

12. QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (CONTINUED)

                                                   THREE MONTHS              JUNE 23, 1995
                                                      ENDED              (DATE OF INCEPTION) TO
                                                DECEMBER 31, 1995          SEPTEMBER 30, 1995
                                                ------------------      ------------------------
INCOME STATEMENT DATA:
Net investment income........................         $4,043                     $  535
Net realized investment gains (losses).......            398                         (1)
Operating expenses...........................          3,177                        707
Net income/(loss)............................          1,120                       (101)
PER SHARE DATA:
Primary and fully-diluted earnings per share:
       Net income/(loss).....................         $  .07                     ($ .01)
Stockholders' equity per share...............         $20.08                     $18.85
COMMON STOCK PRICES:
High.........................................         $23.38                     $21.75
Low..........................................         $19.88                     $20.50
Close........................................         $23.38                     $21.75

Initial Public Offering price at
September 13, 1995 was $20.00 per share

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULES

To the Board of Directors of
Risk Capital Holdings, Inc.

Our audits of the consolidated financial statements referred to in our report dated February 7, 1997 appearing on Page F-2 of this Annual Report on Form 10-K also included an audit of the Financial Statement Schedules listed on Page F-1 of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

Price Waterhouse LLP
New York, New York
February 7, 1997

                                                                      SCHEDULE I

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY

                             SUMMARY OF INVESTMENTS
                   OTHER THAN INVESTMENTS IN RELATED PARTIES
                                 (IN THOUSANDS)

                                                                  DECEMBER 31, 1996
                                                       ---------------------------------------
                                                                                      AMOUNT
                                                                                     AT WHICH
                                                                                     SHOWN IN
                                                                                        THE
                                                       AMORTIZED         FAIR         BALANCE
                                                          COST          VALUE          SHEET
                                                       ----------      --------      ---------
Type of Investment:
FIXED MATURITY SECURITIES
U.S. government and government agencies and
  authorities.......................................    $ 35,907       $35,796       $ 35,796
Foreign governments.................................         509           519            519
Mortgage and asset-backed securities................      26,602        26,709         26,709
States, municipalities and political subdivisions...      59,751        60,041         60,041
Corporate bonds.....................................      17,359        17,316         17,316
                                                       ----------      --------      ---------
       Total Fixed Maturities.......................     140,128       140,381        140,381
EQUITY SECURITIES
Publicly traded.....................................     108,580       117,360        117,360
Privately held......................................      23,363        28,847         28,847
                                                       ----------      --------      ---------
       Total Equity Securities......................     131,943       146,207        146,207
SHORT-TERM INVESTMENTS..............................     104,886       104,886        104,886
                                                       ----------      --------      ---------
       Total Investments............................    $376,957       $391,474      $391,474
                                                       ----------      --------      ---------
                                                       ----------      --------      ---------

                                                                     SCHEDULE II

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                 BALANCE SHEET
                             (PARENT COMPANY ONLY)
                             (DOLLARS IN THOUSANDS)

                                                                            DECEMBER 31,
                                                                       ----------------------
                                                                         1996          1995
                                                                       --------      --------
ASSETS
Investments in wholly owned subsidiary............................     $342,606      $332,870
Short-term investments............................................        6,705         5,800
Cash..............................................................          938           373
Due from subsidiary...............................................        1,977         1,277
Other assets......................................................          332           559
                                                                       --------      --------
     TOTAL ASSETS.................................................     $352,558      $340,879
                                                                       --------      --------
                                                                       --------      --------
LIABILITIES
Accounts payable and other liabilities............................     $    345      $    664
                                                                       --------      --------
STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value:
     20,000,000 shares authorized (none issued)
Common stock, $.01 par value:
     80,000,000 shares authorized
     (issued and outstanding; 1996, 17,031,246; 1995,
     16,941,125)..................................................          170           169
Additional paid-in capital........................................      340,435       338,737
Unrealized appreciation of investments, net of income tax.........        9,436         3,731
Deferred compensation under stock award plan......................       (2,959)       (3,441)
Retained earnings.................................................        5,131         1,019
                                                                       --------      --------
     TOTAL STOCKHOLDERS' EQUITY...................................      352,213       340,215
                                                                       --------      --------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...................     $352,558      $340,879
                                                                       --------      --------
                                                                       --------      --------

                                                                     SCHEDULE II

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT       (CONTINUED)

                              STATEMENT OF INCOME
                             (PARENT COMPANY ONLY)
                             (DOLLARS IN THOUSANDS)

                                                      YEAR ENDED               JUNE 23, 1995
                                                  DECEMBER 31, 1996       (DATE OF INCEPTION) TO
                                                  ------------------      -----------------------
REVENUES
Net investment income........................           $  317                    $   216
OPERATING COSTS AND EXPENSES
Operating expenses...........................              193                        291
                                                      --------                   --------
Income (loss) before income tax expense
(benefit)....................................              124                        (75)
Income tax expense (benefit).................               43                        (26)
                                                      --------                   --------
Net income (loss) before equity in net income
of wholly owned subsidiary...................               81                        (49)
Equity in net income of wholly owned
subsidiary...................................            4,031                      1,068
                                                      --------                   --------
Net income...................................           $4,112                    $ 1,019
                                                      --------                   --------
                                                      --------                   --------

                                                                     SCHEDULE II

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT       (CONTINUED)

                            STATEMENT OF CASH FLOWS
                             (PARENT COMPANY ONLY)
                                 (IN THOUSANDS)

                                                                               JUNE 23, 1995
                                                      YEAR ENDED          (DATE OF INCEPTION) TO
                                                  DECEMBER 31, 1996          DECEMBER 31, 1995
                                                  ------------------      -----------------------
OPERATING ACTIVITIES
Net income (loss) from operations..............              81                  ($     49)
  Adjustments to reconcile net income (loss) to
     net cash used for operating activities:
          Net change in other assets and
          liabilities..........................             723                     (1,238)
                                                  ------------------      -----------------------
Net cash provided by (used for) operating
activities.....................................             804                     (1,287)
Investing activities:
Net change in short-term investments...........            (905)                    (5,800)
Capital contribution to subsidiary.............                                   (328,071)
                                                  ------------------      -----------------------
NET CASH USED FOR INVESTING ACTIVITIES.........            (905)                  (333,871)
Financing activities:
          Net cash proceeds from initial public
             offering and direct sales.........                                    322,073
          Proceeds from issuance of Class B
          warrants.............................                                     13,458
          Common stock issued..................           1,699                      3,895
          Deferred compensation on restricted
          stock awarded........................          (1,487)                    (3,895)
          Amortization of deferred
          compensation.........................             454
                                                  ------------------      -----------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES......             666                    335,531
Increase in cash...............................             565                        373
Cash at beginning of period....................             373
                                                  ------------------      -----------------------
Cash at end of period..........................        $    938                  $     373
                                                  ------------------      -----------------------
                                                  ------------------      -----------------------

                                                                    SCHEDULE III

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
                      SUPPLEMENTARY INSURANCE INFORMATION
                                 (IN THOUSANDS)

                             FUTURE
                             POLICY
                            BENEFITS,
                            LOSSES,                                          BENEFITS,     AMORTIZATION
              DEFERRED       CLAIMS                                           CLAIMS,       OF DEFERRED
               POLICY         AND                                 NET        LOSSES AND       POLICY          OTHER
             ACQUISITION     CLAIMS     UNEARNED    PREMIUM    INVESTMENT    SETTLEMENT     ACQUISITION     OPERATING    PREMIUMS
                COSTS       EXPENSES    PREMIUMS    REVENUE      INCOME       EXPENSES         COSTS        EXPENSES     WRITTEN
             -----------    --------    --------    -------    ----------    ----------    -------------    ---------    --------
December
31, 1996
  Property-
  Casualty...  $ 7,018      $20,770     $37,348     $35,761     $ 13,151       $3,831         $ 7,018        $11,285     $72,532
  Accident
  and
  Health
             -----------    --------    --------    -------    ----------    ----------    -------------    ---------    --------
  Total...     $ 7,018      $20,770     $37,348     $35,761     $ 13,151       $3,831         $ 7,018        $11,285     $72,532
             -----------    --------    --------    -------    ----------    ----------    -------------    ---------    --------
             -----------    --------    --------    -------    ----------    ----------    -------------    ---------    --------

                                                                     SCHEDULE IV

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
                                  REINSURANCE
                                 (IN THOUSANDS)

                                                                ASSUMED                PERCENTAGE
                                                  CEDED TO       FROM                  OF AMOUNT
                                        GROSS       OTHER        OTHER        NET       ASSUMED
                                       AMOUNT     COMPANIES    COMPANIES    AMOUNT      TO NET
                                       -------    ---------    ---------    -------    ---------
DECEMBER 31, 1996
Premiums Written:
  Property and casualty.............               $ 1,153      $73,685     $72,532      101.6%
  Accident and health
                                       -------    ---------    ---------    -------    ---------
     Total..........................               $ 1,153      $73,685     $72,532      101.6%
                                       -------    ---------    ---------    -------    ---------
                                       -------    ---------    ---------    -------    ---------

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                  DESCRIPTION
-------     -------------------------------------------------------------------
3.1         Amended and Restated Certificate of Incorporation of Risk Capital
            Holdings, Inc.(a)
3.2         Amended and Restated Bylaws of Risk Capital Holdings, Inc.(b)
4.1         Specimen Common Stock Certificate(a)
4.2.1       Class A Common Stock Purchase Warrants issued to Marsh & McLennan
            Risk Capital Holdings, Ltd. on September 19, 1995(b) and September
            28, 1995
4.2.2       Class A Common Stock Purchase Warrants issued to The Trident
            Partnership, L.P. on September 19, 1995(b) and September 28, 1995
4.2.3       Class A Common Stock Purchase Warrants issued to Taracay Investors on September 19, 1995(b) and September 28, 1995
4.3         Class B Common Stock Purchase Warrants issued to Marsh & McLennan
            Risk Capital Holdings, Ltd. on September 19, 1995(b) and September
            28, 1995
10.1.1      Employment Agreement, between Risk Capital Holdings, Inc. and Mark
            D. Mosca(b)+
10.1.2      Employment Agreement, between Risk Capital Holdings, Inc. and Peter
            A. Appel(b)+
10.1.3      Employment Agreement, between Risk Capital Holdings, Inc. and
            Bonnie L. Boccitto(b)+
10.1.4      Employment Agreement, between Risk Capital Holdings, Inc. and Paul
            J. Malvasio(b)+
10.1.5      Termination Agreement, between Risk Capital Holdings, Inc. and
            Richard D. Robinson
10.2        Amended and Restated Subscription Agreement, between Risk Capital
            Holdings, Inc. and The Trident Partnership L.P.(b)
10.3        Amended and Restated Subscription Agreement, between Risk Capital
            Holdings, Inc. and Marsh & McLennan Risk Capital Holdings, Ltd.(b)
10.4        Amended and Restated Subscription Agreement, between Risk Capital
            Holdings, Inc. and Taracay Investors(b)
10.5        Purchase Agreement between Risk Capital Holdings, Inc. and EXEL
            Limited(b)
10.6.1      Investment Advisory Agreement, between Risk Capital Holdings, Inc.
            and Marsh & McLennan Risk Capital Corp.(b)
10.6.2      Investment Advisory Agreement, between Risk Capital Reinsurance
            Company and Marsh & McLennan Risk Capital Corp.(b)
10.7        Management Agreement, among Risk Capital Holdings, Inc., Risk
            Capital Reinsurance Company and The Putnam Advisory Company,
            Inc.(b)
10.8        Sublease Agreement, dated as of March 18, 1996, between Risk
            Capital Reinsurance Company and Coca-Cola Bottling Company of New
            York, Inc.(b)
10.9        Tax Sharing Agreement between Risk Capital Holdings, Inc. and Risk
            Capital Reinsurance Company(b)
10.10.1     Risk Capital Holdings, Inc. 1995 Long Term Incentive and Share
            Award Plan (the "Share Award Plan")(b)+
10.10.2     First Amendment to the Share Award Plan+
10.10.3     Non-Employee Director Stock Option Agreements (Initial Option
            Grants)
10.10.4     Non-Employee Director Stock Option Agreements (Annual Option
            Grants)
10.11       Risk Capital Holdings, Inc. 1995 Employee Stock Purchase Plan(c)+
10.12.1     Risk Capital Reinsurance Company Money Purchase Pension Plan (the
            "Pension Plan")(b)+
10.12.2     Amendment and Restatement of the Adoption Agreement relating to the
            Pension Plan+
10.13.1     Risk Capital Reinsurance Company Employee Savings Plan (the
            "Savings Plan")(b)+

10.13.2     Amendment and Restatement of the Adoption Agreement relating to the
            Savings Plan
10.14.1     Risk Capital Reinsurance Company Executive Supplemental
            Non-Qualified Savings and Retirement Plan (the "Supplemental Plan")
            and related Trust Agreement(b)+
10.14.2     Amendment to the Adoption Agreement relating to the Supplemental
            Plan
21          Subsidiaries of the Registrant(d)
23          Consent of Price Waterhouse LLP
24          Powers of Attorney
27          Financial Data Schedule

------------------------------

(a) Incorporated by reference to Amendment No. 3 to the Registrant's Registration Statement on Form S-1 (No. 33-94184), as filed with the Securities and Exchange Commission (the "Commission") on August 11, 1995.

(b) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, as filed with the Commission on March 30, 1996.

(c) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (No. 33-99974), as filed with the Commission on December 4, 1995.

(d) Incorporated by reference to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (No. 33-94184), as filed with the Commission on August 4, 1995.

+ A management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.