Form 10-Q
period 1997-03-31
RISK CAPITAL HOLDINGS INC
filed 1997-05-14
CIK 947484

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1997.

                                       Or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period ___________________ to _____________________

Commission file number:  0-26456


                           RISK CAPITAL HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)


               Delaware                               06-1424716
    (State or other jurisdiction of      (I.R.S. Employer Identification No.)
    incorporation or organization)

           20 Horseneck Lane
        Greenwich, Connecticut                           06830
    (Address of principal executive                   (Zip Code)
               offices)

Registrant's telephone number, including area code: (203) 862-4300

                  411 West Putnam Avenue, Greenwich, CT 06830
--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X|   No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock.

                 Class                      Outstanding at March 31, 1997
                 -----                      -----------------------------
     Common Stock, $.01 par value                     17,022,192

================================================================================

                           RISK CAPITAL HOLDINGS, INC.

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I.  Financial Information

Review Report of Independent Accountants                                   1

Consolidated Statement of Income                                           2
  For the three month periods ended March 31, 1997 and 1996

Consolidated Balance Sheet                                                 3
  March 31, 1997 and December 31, 1996

Consolidated Statement of Changes in Stockholders' Equity                  4
  For the three month periods ended March 31, 1997 and 1996

Consolidated Statement of Cash Flows                                       5
  For the three month periods ended March 31, 1997 and 1996

Notes to Consolidated Financial Statements                                 6

Management's Discussion and Analysis                                      10
  of Financial Condition and Results of Operations


PART II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K                                 17

Signatures                                                                18

                   Review Report of Independent Accountants

To the Board of Directors and Stockholders of Risk Capital Holdings, Inc.

We have reviewed the accompanying interim consolidated balance sheet of Risk Capital Holdings, Inc. and its subsidiary as of March 31, 1997, and the related consolidated statements of income, of changes in stockholders' equity and of cash flows for the period from January 1, 1997 to March 31, 1997. This financial information is the responsibility of the Company's management.

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

We previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1996, and the related consolidated statements of income, of retained earnings, and of cash flows for the year then ended (not presented herein), and in our report dated February 7, 1997 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1996, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

Price Waterhouse LLP

New York, New York
April 28, 1997

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF INCOME
                      (in thousands, except per share data)

                                                            (unaudited)
                                                        Three Months Ended
                                                             March 31,
                                                       1997            1996
                                                   ------------    ------------
Premiums and Other Revenues
Net premiums written                               $     33,866    $      7,103
Increase in unearned premiums                           (12,794)         (5,330)
                                                   ------------    ------------
Net premiums earned                                      21,072           1,773
Net investment income                                     3,451           3,408
Net investment losses                                       (25)           (194)
                                                   ------------    ------------
         Total revenues                                  24,498           4,987

Expenses
Claims and claims expenses                               14,540           1,249
Commissions and brokerage                                 6,111             562
Other operating expenses                                  3,745           2,491
                                                   ------------    ------------
         Total expenses                                  24,396           4,302

Income Before Income Taxes and Equity
  in Net Loss of Investee                                   102             685
Federal income taxes:
         Current                                            288              68
         Deferred                                          (474)           (190)
                                                   ------------    ------------
Income tax benefit                                         (186)           (122)
                                                   ------------    ------------

Income Before Equity in Net Loss of Investee                288             807

Equity in net loss of investee                              (90)
                                                   ------------    ------------

Net Income                                         $        198    $        807
                                                   ============    ============

Per Share Data
Primary and fully diluted:
         Net income                                $       0.01    $       0.05
                                                   ============    ============


         Average shares outstanding                  17,025,058      16,941,290
                                                   ============    ============

                 See Notes to Consolidated Financial Statements.

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                        (in thousands except share data)

                                                       (unaudited)
                                                        March 31,   December 31,
                                                          1997          1996
                                                        ---------   -----------
ASSETS
Investments:
Fixed maturities                                        $ 102,370    $ 140,381
        (amortized cost: 1997, $103,463; 1996,
           $140,128)
Publicly traded equity securities                         131,325      117,360
        (cost: 1997, $113,600; 1996, $108,580)
Privately held securities                                  34,329       28,847
        (cost: 1997, $29,427; 1996, $23,363)
Short-term investments                                    121,748      104,886
                                                        ---------    ---------
        Total investments                                 389,772      391,474

Cash                                                       10,566        1,466
Accrued investment income                                   1,526        2,151
Premiums receivable                                        35,401       23,669
Reinsurance recoverable on unearned premiums                  849          576
Reinsurance recoverable                                       851          522
Deferred policy acquisition costs                          10,299        7,018
Other assets                                                6,614        5,610
                                                        ---------    ---------
                                                        $ 455,878    $ 432,486
                                                        =========    =========

LIABILITIES

Claims and claims expenses                              $  31,805    $  20,770
Unearned premiums                                          50,415       37,348
Reinsurance premiums payable                                  536          536
Contingent commissions payable                              3,545        2,734
Investment accounts payable                                 4,167       10,598
Deferred income tax liability                               4,960        3,026
Other liabilities                                           2,928        5,261
                                                        ---------    ---------
        TOTAL LIABILITIES                                  98,356       80,273
                                                        ---------    ---------

STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value:
        20,000,000 shares authorized (none issued)
Common stock, $.01 par value:
        80,000,000 shares authorized
        (1997 and 1996, 17,031,246 shares issued)             170          170
Additional paid-in capital                                340,435      340,435
Unrealized appreciation of investments, net of
  income tax                                               13,997        9,436
Deferred compensation under stock award plan               (2,257)      (2,959)
Retained earnings                                           5,329        5,131
Less treasury stock, at cost  (1997, 9,054 shares)           (152)
                                                        ---------    ---------
        TOTAL STOCKHOLDERS' EQUITY                        357,522      352,213
                                                        ---------    ---------
        TOTAL LIABILITIES & STOCKHOLDERS' EQUITY        $ 455,878    $ 432,486
                                                        =========    =========

                 See Notes to Consolidated Financial Statements.

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (in thousands)

                                                               (unaudited)
                                                           Three Months Ended
                                                                March 31,
                                                            1997        1996
                                                          ---------   ---------
Common Stock
       Balance at beginning of year                       $     170   $     169
       Issuance of common stock
                                                          ---------   ---------
       Balance at end of period                                 170         169
                                                          ---------   ---------

Additional Paid-in Capital
       Balance at beginning of year                         340,435     338,737
       Issuance of common stock                                             167
                                                          ---------   ---------
       Balance at end of period                             340,435     338,904
                                                          ---------   ---------

Unrealized Appreciation of Investments,
Net of Income Tax
       Balance at beginning of year                           9,436       3,731
       Change in unrealized appreciation (depreciation)       4,561        (825)
                                                          ---------   ---------
       Balance at end of period                              13,997       2,906
                                                          ---------   ---------

Deferred Compensation Under Stock Award Plan
       Balance at beginning of year                          (2,959)     (3,441)
       Restricted common stock issued                                      (167)
       Compensation expense recognized                          702         463
                                                          ---------   ---------
       Balance at end of period                              (2,257)     (3,145)
                                                          ---------   ---------

Retained Earnings
       Balance at beginning of year                           5,131       1,019
       Net income                                               198         807
                                                          ---------   ---------
       Balance at end of period                               5,329       1,826
                                                          ---------   ---------

Treasury Stock, At Cost
       Balance at beginning of year
       Purchase of treasury shares                             (152)
                                                          ---------   ---------
       Balance at end of period                                (152)
                                                          ---------   ---------

Total Stockholders' Equity
       Balance at beginning of year                         352,213     340,215
       Issuance of common stock                                             167
       Change in unrealized appreciation (depreciation)
             of investments, net of income tax                4,561        (825)
       Change in deferred compensation                          702         296
       Net income                                               198         807
       Purchase of treasury stock                              (152)
                                                          ---------   ---------
       Balance at end of period                           $ 357,522   $ 340,660
                                                          =========   =========

                 See Notes to Consolidated Financial Statements.

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                                (unaudited)
                                                            Three Months Ended
                                                                 March 31,
                                                             1997        1996
                                                           --------    --------
OPERATING ACTIVITIES

Net income                                                 $    198    $    807
  Adjustments to reconcile net income
  to net cash provided by operating activities:
       Liability for claims and claims expenses, net         11,035       1,186
       Unearned premiums                                     13,067       5,330
       Premiums receivable                                  (11,732)     (4,237)
       Accrued investment income                                626        (175)
       Contingent commissions payable                           811
       Reinsurance balances, net                               (602)        304
       Deferred policy acquisition costs                     (3,281)     (1,652)
       Net investment losses                                     25         194
       Deferred income tax asset                               (522)       (189)
       Other liabilities                                     (2,333)       (339)
       Other items, net                                      (1,237)       (608)
                                                           --------    --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                     6,055         621
                                                           --------    --------

INVESTING ACTIVITIES

Purchases of fixed maturity investments                     (49,591)    (81,622)
Sales of fixed maturity investments                          78,953      79,362
Net (purchases) sales of short-term investments             (15,502)     35,586
Purchases of equity securities                              (12,361)    (34,216)
Sales of equity securities                                    1,763         358
Purchases of furniture and equipment                            (65)        (93)
                                                           --------    --------
NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES          3,197        (625)
                                                           --------    --------

FINANCING ACTIVITIES

Common stock issued                                                         167
Purchase of treasury stock                                     (152)
Deferred compensation on restricted stock                                  (167)
                                                           --------    --------
NET CASH USED FOR FINANCING ACTIVITIES                         (152)          0
                                                           --------    --------

Increase (decrease) in cash                                   9,100          (4)
Cash beginning of year                                        1,466         982
                                                           --------    --------
Cash end of period                                         $ 10,566    $    978
                                                           ========    ========

                 See Notes to Consolidated Financial Statements.

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

2. GENERAL

The accompanying interim consolidated financial statements have been prepared in conformity with generally accepted accounting principles and in the opinion of management, reflect all adjustments necessary (consisting of normal recurring accruals) for a fair presentation of results for such periods. These consolidated financial statements should be read in conjunction with the 1996 consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

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

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128 "Earnings Per Share." This statement replaces the historical presentation of "primary" earnings per share with the caption "basic" earnings per share. Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average number of shares outstanding for the period. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, with early adoption prohibited. Upon adoption, all prior period earnings per share amounts will be restated.

The Company's primary and fully diluted earnings per share amounts as previously reported are not expected to differ materially from the basic and diluted amounts required by SFAS No. 128.

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

All of the Company's publicly traded equity securities and privately held securities were issued by insurance and reinsurance companies or companies providing services to the insurance industry. At March 31, 1997, the publicly traded equity portfolio consisted of 10 investments, with estimated fair values ranging individually from $6.6 million to $16.6 million.

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

Privately held securities consisted of the following:

                                                      (in thousands)
                                                 March 31,      December 31,
                                                   1997            1996
                                                 --------       -----------
Equity Securities:
Carried under the equity method:
Island Heritage Insurance Company, Ltd.           $ 4,124         $ 4,269
Insurance Investment Group, L.P.                      180             180
First American Financial Corporation                6,200
New Europe Insurance Ventures                           1

Carried at fair value:
Peregrine Russell Miller Insurance Fund
   of Asia Limited                                  7,887           7,465
Terra Nova (Bermuda) Holdings, Ltd.                14,874          15,870
Venton Holdings, Ltd.                               1,063
                                                  -------         -------
      Total privately held equities               $34,329         $28,847
                                                  =======         =======

At March 31, 1997, the Company had investment commitments relating to its privately held securities totaling approximately $31 million, compared to $22 million at December 31, 1996.

Set forth below is certain information relating to each of the Company's investments in privately held securities which occurred during the first quarter of 1997:

First American Financial Corporation

In February 1997, the Company invested $6.2 million in the equity securities of First American Financial Corporation ("FAFC"), representing an approximately 35% interest. FAFC is a holding company for First American Insurance Company ("FAIC"), an insurer located in Kansas City, Missouri. FAIC is rated A- by A.M. Best and writes commercial and private passenger automobile liability and automobile physical damage, with emphasis placed on collateral protection.

New Europe Insurance Ventures

In March 1997, the Company made an investment commitment of $5 million, representing a 33% interest in New Europe Insurance Ventures, a Scottish limited partnership that will target private equity investments in insurance and insurance-related companies in Eastern Europe.

The Company will carry this investment under the equity method of accounting and will be required to apply the specialized accounting practices for investment companies. Unrealized gains and losses on investments, consisting mostly of foreign exchange fluctuations, will be recorded in the income statement when such investments are revalued into U.S. dollars each quarter.

5. STATUTORY DATA

The statutory capital and surplus of Risk Capital Reinsurance at March 31, 1997 was $339.0 million, compared to $334.3 million at December 31, 1996. The statutory net loss for the three month period ended March 31, 1997 was $3.5 million, compared to a net loss of $1.0 million in the prior year period.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS.
General

The Company

RCHI is the holding company for Risk Capital Reinsurance, its wholly owned subsidiary which is domiciled in Nebraska. RCHI was incorporated in March 1995 and commenced operations during September 1995 upon completion of the Offerings. RCHI received aggregate net proceeds from the Offerings of approximately $335.0 million, of which $328.0 million was contributed to the capital of Risk Capital Reinsurance. On November 6, 1995, Risk Capital Reinsurance was licensed under the insurance laws of the State of Nebraska. As of March 31, 1997, the statutory surplus of Risk Capital Reinsurance was approximately $339 million.

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

Reinsurance treaties that are placed by intermediaries are typically for one year terms with a substantial number that are written or renewed on January 1 each year. Other significant renewal dates include April 1, July 1 and October
1. The January 1, 1997 renewal period was marked by continuing intensified competitive conditions in terms of premium rates and treaty terms and conditions in both the property and casualty segments of the marketplace. These conditions have worsened due to large domestic primary companies retaining more of their business and ceding less premiums to reinsurers. While the Company is initially somewhat disadvantaged compared with many of its competitors, which are larger, have greater resources and longer operating histories than the Company, it believes it has been able to generate attractive opportunities in the marketplace due to its substantial unencumbered capital base, experienced management team and relationship with its equity investment advisor as well as its strategic focus on generating a small number of large reinsurance treaty transactions that may also be integrated with an equity investment in client companies.

As of May 1, 1997, the Company had 58 in-force treaties, with approximately $141 million of annualized in-force premiums. Such in-force premiums represent estimated annualized premiums from treaties entered into during 1996 and the January 1, 1997 renewal period that are expected to generate net premiums written during calendar year 1997. All except one of such treaties are subject to renewal. Without taking into account the possibility that (x) several of the treaties entered into during 1996 that are scheduled to expire during the remainder of 1997 may be renewed and (y) additional new treaties may be bound during 1997, it is estimated that the Company will record approximately $120 million of net premiums written over the twelve month period ending December 31, 1997 from such treaties. Such estimates of in-force premiums and net premiums written at January 1, 1997 do not include the unearned premium portfolios and other non-recurring transactions reflected in the Company's net premiums written for 1996 because such portfolios and transactions will not generate any net premiums written during 1997.

Results of Operations

For the three month periods ended March 31, 1997 and 1996, the Company had consolidated net income of approximately $198,000, or $0.01 per share, and $807,000, or $0.05 per share, respectively. After-tax realized investment losses of $16,000 (less than one cent per share), and $0.1 million, or $0.01 per share, were also included in net income for the first quarter of 1997 and 1996 periods, respectively. First quarter net income for 1997 included a loss of $0.1 million, or $0.01 per share, representing the Company's equity in the net loss of an investee company which is accounted for under the equity method of accounting.

The Company believes that the results of operations for the three months ended March 31, 1997 are not necessarily indicative of its future financial results due to a number of factors, including (i) the increase in net premiums written indicated by the Company's January 1, 1997 renewal season activity, (ii) the Company's emphasis on targeting casualty business that is longer-tail than its current mix of business and (iii) the Company's investment strategy. Increased premium writings, particularly longer-tail casualty business, can generally be expected to generate higher underwriting losses because of the related requirement to establish claims liabilities that are adequate to cover the costs of anticipated future claim payments without taking into account the time value of money.

The amount of investment income earned that may offset underwriting losses from quarter to quarter could vary and diminish as the Company continues to employ its strategy of investing a substantial portion of its investment portfolio in publicly traded and privately held equity securities of insurance companies and insurance-related entities. Investments in equity securities yield less current investment income than fixed maturity investments. Variability and declines in the Company's results of operations could be further exacerbated by private equity investments in start-up companies which are accounted for under the equity method. Such start-up companies may be expected to initially generate operating losses. The Company's results may also be impacted by currency gains and losses for business transacted in currencies other than U.S. dollars. Accordingly, the Company's results of operations for the year ending December 31, 1997 may vary from quarter to quarter and from the financial results reported by the Company in 1996, and could also produce operating losses.

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

Net Premiums Written

Net premiums written for the three month periods ended March 31, 1997 and 1996 were as follows:

                                            (In thousands)
                                          Three Months Ended
                                              March 31,
                                        ----------------------
                                           1997        1996
                                        ----------  ----------
                   Property                $3.8        $4.9
                   Casualty                18.3         2.2
                   Multi-line               7.2
                   Specialty                4.6
                                        ----------  ----------
                   Total                  $33.9        $7.1
                                        ==========  ==========

Approximately 38% of net premiums written in the 1997 first quarter was from non-U.S. clients, compared with 20% in the 1996 first quarter.

Set forth below is the Company's statutory composite ratios for the three month periods ended March 31, 1997 and 1996:

                                                (In thousands)
                                              Three Months Ended
                                                   March 31,
                                             ----------------------
                                               1997         1996
                                             ---------   ----------
Claims and claims expense ratio                69.0%        70.4%
Commissions and brokerage ratio                27.7%        31.2%
Operating expense ratio                        10.9%        34.3%
                                             ---------   ----------
Statutory composite ratio                     107.6%       135.9%
                                             =========   ==========

Given the low level of premium volume the Company may initially generate and the long-term nature of the casualty business which the Company seeks to write, it is likely that earned premiums will be insufficient to cover claims costs, acquisition costs and operating expenses, thereby resulting in continued underwriting losses in 1997.

In pricing its reinsurance treaties, the Company focuses on many factors, including exposure to claims and commissions and brokerage expenses. Commissions and brokerage expenses are acquisition costs that generally vary by the type of treaty and line of business, and are considered by the Company's underwriting and actuarial staff in evaluating the adequacy of premium writings.

Other operating expenses increased to $3.7 million for the 1997 first quarter, compared to $2.5 million for the 1996 first quarter. Assuming the successful execution of the Company's business strategy, the Company expects other operating expenses to grow commensurate with maturing operations, but expects other operating expenses to decline moderately as a percentage of net premiums written because increases in premium writings are generally expected to exceed the growth in such expenses.

Investment Results

At March 31, 1997, approximately 59% of the Company's invested assets, short term investments and cash consisted of fixed maturity and short-term investments compared to 63% at the end of 1996. Net investment income for the first three months of 1997 was approximately $3.5 million, compared to $3.4 million for the prior year period. The amount of investment income from quarter to quarter could vary and diminish as the Company continues to employ its strategy of investing a substantial portion of its investment portfolio in publicly traded and privately held equity securities of insurance companies which generally yield less current investment income than fixed maturity investments. Unrealized appreciation or depreciation of such investments to the extent that it occurs is recorded in a separate component of stockholders' equity, net of related deferred income taxes. Gains or losses are recorded in net income to the extent investments are sold, but the recognition of such gains and losses is unpredictable and not indicative of future operating results.

Income Taxes

The Company's effective tax rates for the 1997 and 1996 first quarters are less than the 35% statutory rate on pre-tax operating income due to tax exempt income and the dividends received deductions. The 1997 and 1996 first quarter gross deferred income tax benefits of approximately $474,000 and $190,000, respectively, which are assets considered recoverable from future taxable income, resulted principally from temporary differences between financial and taxable income. Temporary differences include, among other things, charges for restricted stock grants which are not deductible for income tax purposes until vested (vesting of existing restricted stock grants will occur over a five-year period), as well as charges for a portion of unearned premiums and claims reserves.

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

As a significant portion of the Company's investment portfolio will generally be equity securities issued by insurance and reinsurance companies and companies providing services to the insurance industry, the equity portfolio lacks industry diversification and will be particularly subject to the cyclically of the insurance industry. Unlike fixed income securities, equity securities such as common stocks, including the equity securities in which the Company may invest, generally are not and will not be rated by any nationally recognized rating service. The values of equity securities generally are more dependent on the financial condition of the issuer and less dependent on fluctuations in interest rates than are the values of fixed income securities. The market value of equity securities generally is regarded as more volatile than the market value of fixed income securities. The effects of such volatility on the Company's equity portfolio could be exacerbated to the extent that such portfolio is concentrated in the insurance industry and in relatively few issuers.

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

At March 31, 1997, cash and invested assets totaled approximately $400.3 million, consisting of $132.3 million of cash and short-term investments, $102.4 million of publicly traded fixed maturity investments, $131.3 million of publicly traded equity securities and $34.3 million of privately held securities.

During the first three months of 1997, the Company allocated approximately $4.1 million from its short term portfolio to publicly traded equity securities, and an additional $6.4 million to fund investments in privately held securities. See
Note 4 under the caption "Investment Information" of the accompanying Notes to Consolidated Financial Statements for certain information regarding the Company's privately held securities and their carrying values. During the remainder of 1997 and over the long-term, the Company intends to continue to allocate a substantial portion of its cash and short-term investments into publicly traded and privately held equity securities, subject to market conditions and opportunities in the marketplace.

At March 31, 1997, the publicly traded equity portfolio consisted of investments in 10 publicly traded domestic insurers, reinsurers, or companies providing services to the insurance industry. The estimated fair values of such investments ranged individually from $6.6 million to $16.6 million. The fixed maturity and short-term investments were all rated investment grade by Moody's Investors Service, Inc. or Standard & Poor's Corporation and have an average quality rating of AA and an average duration of approximately 1.9 years.

The Company's pre-tax and net of tax investment yields in the first three months of 1997 were 3.8% and 2.7%, respectively, compared to 4.1% and 3.1%, respectively, for the same prior year period. Assuming a stable interest rate environment, the Company anticipates such yields to moderately decline as funds invested in short-term securities are allocated into equity securities.

The Company has not invested in derivative financial instruments such as futures, forward contracts, swaps, or options or other financial instruments with similar characteristics such as interest rate caps or floors and fixed-rate loan commitments.

Liquidity and Capital Resources

RCHI is a holding company and has no significant operations or assets other than its ownership of all of the capital stock of Risk Capital Reinsurance, whose primary and predominant business activity is providing reinsurance and other forms of capital to insurance and reinsurance companies and making investments in insurance-related companies. RCHI will rely on cash dividends and distributions from Risk Capital Reinsurance to pay any cash dividends to stockholders of RCHI and to pay any operating expense that RCHI may incur. The payment of dividends by RCHI will be dependent upon the ability of Risk Capital Reinsurance to provide funds to RCHI. The ability of Risk Capital Reinsurance to pay dividends or make distributions to RCHI is dependent upon its ability to achieve satisfactory underwriting and investment results and to meet certain regulatory standards of the State of Nebraska. There are presently no contractual restrictions on the payment of dividends or the making of distributions by Risk Capital Reinsurance to RCHI.

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

Net cash flow from operating activities for the three months ended March 31, 1997 was $6.1 million, compared with $621,000 in the prior year period.

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

At March 31, 1997, the Company's consolidated stockholders' equity totaled $357.5 million, or $21.00 per share. At such date, statutory surplus of Risk Capital Reinsurance was approximately $339 million. Based on data available as of December 31, 1996 from the Reinsurance Association of America, Risk Capital Reinsurance is the twelfth largest domestic broker market oriented reinsurer as measured by statutory surplus.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits.

      Exhibit No.                               Description
      -----------                   ---------------------------------------

           15 Accountants' Awareness Letter and Limitation of Liability (regarding unaudited interim financial information)

           27                       Financial Data Schedule

(b)   Reports on Form 8-K.

      There were no reports filed on Form 8-K for the three month period ended March 31, 1997.

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


                                           RISK CAPITAL HOLDINGS, INC.
                                           -------------------------------------
                                           (Registrant)


                                           /s/ Mark D. Mosca
                                           -------------------------------------
Date: May 13, 1997                         MARK D. MOSCA
                                           President


                                           /s/ Paul J. Malvasio
                                           -------------------------------------
Date: May 13, 1997                         PAUL J. MALVASIO
                                           Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
No.                                            Description
-------                       ------------------------------------------------
    15                        Accountants' Awareness Letter and Limitation of
                              Liability (regarding unaudited interim
                              financial information)

    27                        Financial Data Schedule