Form 10-Q
period 1997-06-30
RISK CAPITAL HOLDINGS INC
filed 1997-08-14
CIK 947484

===============================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1997.

                                       Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period ___________________ to _____________________

Commission file number:  0-26456

                           RISK CAPITAL HOLDINGS, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               Delaware                                     06-1424716
 (State or other jurisdiction             (I.R.S. Employer Identification No.)
  of incorporation or organization)

           20 Horseneck Lane
         Greenwich, Connecticut                              06830
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:         (203) 862-4300

-----------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X          No
     ---             ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock.


        CLASS                                     OUTSTANDING AT JUNE 30, 1997
----------------------------                      ----------------------------
Common Stock, $.01 par value                                17,035,173

===============================================================================

                           RISK CAPITAL HOLDINGS, INC.



                                      INDEX

                                                                          PAGE
                                                                           NO.
                                                                        -------
PART I.  FINANCIAL INFORMATION

ITEM 1 -  CONSOLIDATED FINANCIAL STATEMENTS

           Review Report of Independent Accountants                         1

           Consolidated Statement of Income                                 2
             For the three and six month periods ended June 30, 1997
             and 1996

           Consolidated Balance Sheet                                       3
             June 30, 1997 and December 31, 1996

           Consolidated Statement of Changes in Stockholders' Equity        4
             For the six month periods ended June 30, 1997 and 1996

           Consolidated Statement of Cash Flows                             5
             For the six month periods ended June 30, 1997 and 1996

           Notes to Consolidated Financial Statements                       6

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS                                         11

PART II.  OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               19

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                  20

Signatures                                                                 21

                    REVIEW REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Risk Capital Holdings, Inc.

We have reviewed the accompanying interim consolidated balance sheet of Risk Capital Holdings, Inc. and its subsidiary as of June 30, 1997, and the related consolidated statements of income, of changes in stockholders' equity and of cash flows for the period from January 1, 1997 to June 30, 1997. This financial information is the responsibility of the Company's management.

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

New York, New York
July 30, 1997

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)




                                                              THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                                   JUNE 30,                                JUNE 30,
                                                            1997                1996                1997                1996
                                                       ---------------      -------------      ----------------     -------------
PREMIUMS AND OTHER REVENUES
Net premiums written                                         $30,090            $16,468               $63,956           $23,571
Increase in unearned premiums                                (10,189)           (12,630)              (22,983)          (17,960)
                                                       ---------------      -------------      ----------------     -------------
Net premiums earned                                           19,901              3,838                40,973             5,611
Net investment income                                          3,525              3,136                 6,976             6,544
Net investment gains (losses)                                   (420)               448                  (445)              254
                                                       ---------------      -------------      ----------------     -------------
         Total revenues                                       23,006              7,422                47,504            12,409

EXPENSES

Claims and claims expenses                                    13,411              2,797                27,951             4,046
Commissions and brokerage                                      5,412                927                11,523             1,489
Other operating expenses                                       3,700              2,633                 7,445             5,124
                                                       ---------------      -------------      ----------------     -------------
         Total expenses                                       22,523              6,357                46,919            10,659

INCOME BEFORE INCOME TAXES AND EQUITY

  IN NET LOSSES OF INVESTEES                                     483              1,065                   585             1,750
Federal income taxes:
         Current                                                 387                809                   675               877
         Deferred                                               (463)              (729)                 (937)             (919)
                                                       ---------------      -------------      ----------------     -------------
Income tax expense (benefit)                                     (76)                80                  (262)              (42)
                                                       ---------------      -------------      ----------------     -------------

INCOME BEFORE EQUITY IN NET LOSS OF INVESTEES                    559                985                   847             1,792

Equity in net loss of investees                                 (215)                                    (305)

                                                       ---------------      -------------      ----------------     -------------

NET INCOME                                                      $344               $985                  $542            $1,792
                                                       ===============      =============      ================     =============

PER SHARE DATA
Primary and fully diluted:

         Net income                                            $0.02              $0.06                 $0.03             $0.11
                                                       ===============      =============      ================     =============

         Operating income: net income
         excluding net investment losses and

         equity in net loss of investees                       $0.05              $0.04                 $0.07             $0.10
                                                       ===============      =============      ================     =============

         Average shares outstanding                       17,023,430         16,977,790           17,024,232         16,959,540
                                                       ===============      =============      ================     =============



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                          (UNAUDITED)
                                                                            JUNE 30,                   DECEMBER 31,
                                                                              1997                         1996
                                                                        -------------------           ------------------
ASSETS
Investments:
Fixed maturities                                                               $120,555                    $140,381
     (amortized cost: 1997, $120,065; 1996, $140,128)
Publicly traded equity securities                                               173,534                     117,360
     (cost: 1997, $129,696; 1996, $108,580)
Privately held securities                                                        53,239                      28,847
     (cost: 1997, $43,698; 1996, $23,363)
Short-term investments                                                           94,675                     104,886
                                                                        -------------------           -----------------
     Total investments                                                          442,003                     391,474
                                                                        -------------------           -----------------

Cash                                                                              4,178                       1,466
Accrued investment income                                                         1,904                       2,151
Investment accounts receivable                                                    4,617                         560
Premiums receivable                                                              39,471                      23,669
Reinsurance recoverable on unearned premiums                                      1,177                         576
Reinsurance recoverable                                                             153                         522
Deferred policy acquisition costs                                                12,921                       7,018
Other assets                                                                      6,488                       5,050
                                                                        -------------------           -----------------
                                                                               $512,912                    $432,486
                                                                        ===================           =================

LIABILITIES

Claims and claims expenses                                                      $38,587                     $20,770

Unearned premiums                                                                60,932                      37,348

Reinsurance premiums payable                                                                                    536

Contingent commissions payable                                                    5,067                       2,734

Investment accounts payable                                                      10,061                      10,598
Deferred income tax liability                                                    15,698                       3,026
Other liabilities                                                                 3,358                       5,261
                                                                        -------------------           -----------------
     Total liabilities                                                          133,703                      80,273
                                                                        -------------------           -----------------

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value:

     20,000,000 shares authorized (none issued)

Common stock, $.01 par value:

     80,000,000 shares authorized

     (1997, 17,045,246; 1996, 17,031,246 shares issued)                             170                         170

Additional paid-in capital                                                      340,714                     340,435
Unrealized appreciation of investments, net of income tax                        35,015                       9,436
Deferred compensation under stock award plan                                     (2,194)                     (2,959)
Retained earnings                                                                 5,673                       5,131
Less treasury stock, at cost (1997, 10,073 shares)                                 (169)
                                                                        -------------------           -----------------
     TOTAL STOCKHOLDERS' EQUITY                                                 379,209                     352,213
                                                                        -------------------           -----------------
     TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                  $512,912                    $432,486
                                                                        ===================           =================

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                                                              (UNAUDITED)
                                                                           SIX MONTHS ENDED
                                                                               JUNE 30,

                                                                         1997              1996
                                                                    ---------------    -------------
COMMON STOCK
        Balance at beginning of year                                        $170            $169
        Issuance of common stock                                                               1
                                                                    ---------------    -------------
        Balance at end of period                                             170             170
                                                                    ---------------    -------------

ADDITIONAL PAID-IN CAPITAL
        Balance at beginning of year                                     340,435         338,737
        Issuance of common stock                                             279           1,067
                                                                    ---------------    -------------
        Balance at end of period                                         340,714         339,804
                                                                    ---------------    -------------

UNREALIZED APPRECIATION OF INVESTMENTS,
NET OF INCOME TAX
        Balance at beginning of year                                       9,436           3,731
        Change in unrealized appreciation (depreciation)                  25,579           (1,885)
                                                                    ---------------    -------------
        Balance at end of period                                          35,015           1,846
                                                                    ---------------    -------------

DEFERRED COMPENSATION UNDER STOCK AWARD PLAN
        Balance at beginning of year                                      (2,959)          (3,441)
        Restricted common stock issued                                      (279)          (1,065)
        Compensation expense recognized                                    1,044           1,008
                                                                    ---------------    -------------
        Balance at end of period                                          (2,194)          (3,498)
                                                                    ---------------    -------------

RETAINED EARNINGS
        Balance at beginning of year                                       5,131           1,019
        Net income                                                           542           1,792
                                                                    ---------------    -------------
        Balance at end of period                                           5,673           2,811
                                                                    ---------------    -------------

TREASURY STOCK, AT COST
        Balance at beginning of year
        Purchase of treasury shares                                         (169)
                                                                    ---------------    -------------
        Balance at end of period                                            (169)
                                                                    ---------------    -------------

TOTAL STOCKHOLDERS' EQUITY

        Balance at beginning of year                                     352,213         340,215
        Issuance of common stock                                             279           1,068
        Change in unrealized appreciation (depreciation)
              of investments, net of income tax                           25,579          (1,885)
        Change in deferred compensation                                      765             (57)
        Net income                                                           542           1,792
        Purchase of treasury stock                                          (169)
                                                                    ---------------    -------------
        Balance at end of period                                        $379,209        $341,133
                                                                    ===============    =============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)




                                                                               (UNAUDITED)
                                                                             SIX MONTHS ENDED
                                                                                 JUNE 30,

                                                                        1997                  1996
                                                                   ----------------      ---------------
OPERATING ACTIVITIES
Net income                                                                $542               $1,792
  Adjustments to reconcile net income
  to net cash provided by operating activities:
       Liability for claims and claims expenses, net                    17,817                3,533
       Unearned premiums                                                23,584               17,960
       Premiums receivable                                             (15,802)             (11,302)
       Accrued investment income                                           247                   26
       Contingent commissions payable                                    2,333
       Reinsurance balances, net                                          (768)                  34
       Deferred policy acquisition costs                                (5,903)              (2,221)
       Net investment (gains)/losses                                       445                 (254)
       Deferred income tax asset                                        (1,101)                (919)
       Other liabilities                                                (1,903)                  99
       Other items, net                                                 (2,179)              (1,676)
                                                                   ----------------      ---------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                               17,312                7,072
                                                                   ----------------      ---------------

INVESTING ACTIVITIES
Purchases of fixed maturity investments                                (86,234)            (168,771)
Sales of fixed maturity investments                                    101,194              156,125
Net sales of short-term investments                                     12,956               70,830
Purchases of equity securities                                         (54,028)             (69,931)
Sales of equity securities                                              12,018                9,017
Purchases of furniture and equipment                                      (337)                (142)
                                                                   ----------------      ---------------
NET CASH USED FOR INVESTING ACTIVITIES                                 (14,431)              (2,872)
                                                                   ----------------      ---------------

FINANCING ACTIVITIES
Common stock issued                                                        279                1,068
Purchase of treasury stock                                                (169)
Deferred compensation on restricted stock                                 (279)              (1,065)
                                                                   ----------------      ---------------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                      (169)                   3
                                                                   ----------------      ---------------

Increase in cash                                                         2,712                4,203
Cash beginning of year                                                   1,466                  982
                                                                   ----------------      ---------------
Cash end of period                                                      $4,178               $5,185
                                                                   ================      ===============



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

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share." This statement replaces the historical presentation of "primary" earnings per share with the caption "basic" earnings per share. Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average number of shares outstanding for the period. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, with early adoption prohibited. Upon adoption, all prior period earnings per share amounts will be restated.

The Company's primary and fully diluted earnings per share amounts as previously reported are not expected to differ materially from the basic and diluted amounts required by SFAS No. 128.

In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income". This statement establishes standards for the reporting of comprehensive income and its components. Comprehensive income is defined as the change in equity during a period resulting from transactions and other events from nonowner sources. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company will apply the provisions of the statement beginning in 1998.

Currently, comprehensive income for the Company would consist of net income and the change in unrealized appreciation or depreciation of investments, net of income tax, as follows:



                                                   (IN THOUSANDS)                   (IN THOUSANDS)
                                                 SIX MONTHS ENDED                     YEAR ENDED
                                                     JUNE 30,                        DECEMBER 31,
                                          -----------------------------    ------------------------------
                                             1997              1996             1996          1995 (1)
                                          ------------     -----------     ------------    ------------
Net income                                       $542         $1,792          $4,112           $1019
Change in unrealized appreciation
   (depreciation), net of income tax           25,579         (1,885)          5,705           3,731
                                          ------------     -----------     ------------    ------------
Comprehensive income (loss)                   $26,121           ($93)         $9,817          $4,750
                                          ============     ===========     =============   ============

PER SHARE AMOUNTS:
Net income                                      $0.03           $0.11           $0.24          $0.06
Change in unrealized appreciation
    (depreciation), net of income tax            1.50           (0.11)           0.34            0.22
                                          ------------     -----------     ------------    ------------
Comprehensive income (loss)                     $1.53               -           $0.58          $0.28
                                          ============     ===========     =============   ============



(1)  For the period from June 23, 1995 (date of inception) to December 31, 1995

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

All of the Company's publicly traded equity securities and privately held securities were issued by insurance and reinsurance companies or companies providing services to the insurance industry. At June 30, 1997, the publicly traded equity portfolio consisted of 12 investments, with estimated fair values ranging individually from $1.5 million to $22.6 million.

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

Privately held securities consisted of the following:



                                                                     (IN THOUSANDS)
                                                            JUNE 30,               DECEMBER 31,
                                                              1997                     1996
                                                       --------------------     -------------------
EQUITY SECURITIES:
CARRIED UNDER THE EQUITY METHOD:
The ARC Group, LLC                                             $  9,459
Capital Protection Insurance Services, LLC                          361
First American Financial Corporation                              6,569
Insurance Investment Group, L.P.                                    136                 $   180
Island Heritage Insurance Company, Ltd.                           4,104                   4,269
New Europe Insurance Ventures                                       248
Providers' Assurance Corporation                                  3,921

CARRIED AT FAIR VALUE:
Peregrine Russell Miller Insurance Fund
   of Asia Limited                                                7,554                   7,465
Terra Nova (Bermuda) Holdings, Ltd.                              16,417                  15,870
Venton Holdings, Ltd.                                             4,470                   1,063
                                                           -------------           -------------
         Total privately held equities                          $53,239                 $28,847
                                                           =============           =============



At June 30, 1997, the Company had investment commitments relating to its privately held securities totaling approximately $31 million, compared to $22 million at December 31, 1996.

Set forth below is certain information relating to each of the Company's investments in privately held securities which occurred during the second quarter of 1997:

THE ARC GROUP, LLC

In July 1997, the Company completed its acquisition, effective as of May 7, 1997, of a minority ownership interest in The ARC Group, LLC ("ARC"). ARC, founded in 1986, is an independent wholesale insurance broker and managing general agent specializing in the placement of professional liability insurance, primarily directors and officers liability coverage. ARC will continue to operate as an independent wholesaler, obtaining its business from a network of several hundred agents and brokers in the United States.

CAPITAL PROTECTION INSURANCE SERVICES, LLC

In May 1997, the Company contributed $510,000, representing 51% (49% voting interest) of the total capitalization of a newly-formed underwriting management company, Capital Protection Insurance Services, LLC ("CPI"). CPI, as an underwriting manager for insurance companies, offers specialty risk and alternative market solutions. As part of its arrangements with CPI, the Company expects to provide reinsurance capacity for the business CPI develops.

PROVIDERS' ASSURANCE CORPORATION

In April 1997, the Company acquired an approximately 37% ownership interest in Providers' Assurance Corporation ("Providers"), for $4 million. Providers develops and markets workers' compensation insurance programs through joint operating arrangements with community-based healthcare providers, and offers other workers' compensation-related consulting services to the healthcare community. Under the agreements with Providers, the Company has the right to provide certain reinsurance on insurance programs developed by Providers during specified time periods.

VENTON HOLDINGS, LTD.

During the 1997 second quarter, the Company recorded an increase of approximately $3.4 million in the carrying value of its investment in Venton Holdings, Ltd. ("Venton") to partially reflect the purchase price paid by EXEL Limited for its 20% ownership in Venton. The new carrying value was established by taking the mid-point between the per share purchase price paid by the Company and per share purchase price recently paid by EXEL Limited.

5.  STATUTORY DATA

The statutory capital and surplus of Risk Capital Reinsurance at June 30, 1997 was $365.0 million, compared to $334.3 million at December 31, 1996. The statutory net loss for the six month period ended June 30, 1997 was $6.1 million, compared to a net loss of $1.4 million in the prior year period. The growth in surplus during the first half of 1997 is primarily from unrealized appreciation of the Company's public equity portfolio.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS.

GENERAL

THE COMPANY

Risk Capital Holdings, Inc. ("RCHI") is the holding company for Risk Capital Reinsurance Company ("Risk Capital Reinsurance"), RCHI's wholly owned subsidiary which is domiciled in Nebraska. (RCHI and Risk Capital Reinsurance are collectively referred to herein as the "Company".) RCHI was incorporated in March 1995 and commenced operations during September 1995 upon completion of its initial public offering and related exercise of the underwriters' over-allotment option and direct sales of an aggregate of 16,750,625 shares of RCHI's common stock, par value $.01 per share, at $20 per share, and the issuance of warrants (collectively, the "Offerings"). RCHI received aggregate net proceeds from the Offerings of approximately $335.0 million, of which $328.0 million was contributed to the capital of Risk Capital Reinsurance. On November 6, 1995, Risk Capital Reinsurance was licensed under the insurance laws of the State of Nebraska.

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

Reinsurance treaties that are placed by intermediaries are typically for one year terms with a substantial number that are written or renewed on January 1 each year. Other significant renewal dates include April 1, July 1 and October
1. Thus far, the 1997 renewal periods have been marked by continuing intensified competitive conditions in terms of premium rates and treaty terms and conditions in both the property and casualty segments of the marketplace. These conditions have worsened due to large domestic primary companies retaining more of their business and ceding less premiums to reinsurers. While the Company is initially somewhat disadvantaged compared with many of its competitors, which are larger, have greater resources and longer operating histories than the Company, it believes it has been able to generate attractive opportunities in the marketplace due to its substantial unencumbered capital base, experienced management team and relationship with its equity investment advisor as well as its strategic focus on generating a small number of large reinsurance treaty transactions that may also be integrated with an equity investment in client companies.

As of July 30, 1997, the Company had 64 in-force treaties, with approximately $150 million of annualized in-force premiums. Such in-force premiums represent estimated annualized premiums from treaties entered into during 1996 and the 1997 renewal periods that are expected to generate net premiums written during calendar year 1997. All except one of such treaties are subject to renewal. Without taking into account the possibility that (x) several of the treaties entered into during 1996 that are scheduled to expire during the remainder of 1997 may be renewed and (y) additional new treaties may be bound during 1997, it is estimated that the Company could record approximately $130 million of net premiums written over the twelve month period ending December 31, 1997 from such treaties. Such estimates of in-force premiums and net premiums written do not include certain unearned premium portfolios and other non-recurring transactions and are based on information provided by ceding company clients. Actual premium writings for 1997 may differ materially from such estimates.

RESULTS OF OPERATIONS

For the six month periods ended June 30, 1997 and 1996, the Company had consolidated net income of approximately $542,000, or $0.03 per share, and $1.8 million, or $0.11 per share, respectively. After-tax realized investment losses of $289,000, or $0.02 per share, for the first half of 1997, compare with a net investment gain of $165,000, or $0.01 per share, for the same prior year period. Net income for the first half of 1997 included an after-tax loss of $0.3 million, or $0.02 per share, representing the Company's equity in the net loss of investee companies, which are accounted for under the equity method of accounting.

The Company believes that the results of operations for the six months ended June 30, 1997 are not necessarily indicative of its future financial results due to a number of factors, including (i) the increase in net premiums written indicated by the Company's January 1 and subsequent 1997 renewal season activity, (ii) the Company's emphasis on targeting casualty business that is longer-tail than its current mix of business and (iii) the Company's investment strategy. Increased premium writings, particularly longer-tail casualty business, can generally be expected to generate higher underwriting losses because of the related requirement to establish claims liabilities that are adequate to cover the costs of anticipated future claim payments without taking into account the time value of money.

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

At June 30, 1997, primary and fully-diluted book value per share were $22.26 and $21.91, respectively, which compare with primary and fully-diluted book value per share of $20.68 at December 31, 1996. For the first half of 1997, unrealized appreciation increased by $25.6 million, net of tax, or $1.50 per share. Included in the change in unrealized appreciation for the 1997 six-month period is an unrealized gain, net of tax, of $2.2 million, or $0.13 per share, relating to the Company's privately held equity investment in Venton Holdings, Ltd.

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

NET PREMIUMS WRITTEN

Net premiums written for the six month periods ended June 30, 1997 and 1996 were as follows:

                                               (IN MILLIONS)
                                              SIX MONTHS ENDED
                                                  JUNE 30,
                                  -----------------------------------------
                                            1997              1996
                                       ------------     -------------
       Property                             $8.0              $6.5
       Casualty                             31.8               5.5
       Multi-line                           18.1               1.5
       Specialty                             6.1              10.1
                                       ------------     ------------
       Total                               $64.0             $23.6
                                       ============     =============


Approximately 30% of net premiums written in the first half of 1997 was from non-U.S. clients, compared with 56% in the first half of 1996.


Set forth below is the Company's statutory composite ratios for the six month periods ended June 30, 1997 and 1996:

                                                       SIX MONTHS ENDED
                                                            JUNE 30,
                                                --------------------------------
                                                    1997                1996
                                                ------------      --------------
Claims and claims expense ratio                       68.2%            72.1%
Commissions and brokerage ratio                       27.2%            15.7%
Operating expense ratio                               10.6%            21.3%
                                                ------------     ---------------
Statutory composite ratio                            106.0%           109.1%
                                                ============     ===============

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

Other operating expenses increased to $7.4 million for the first half of 1997, compared to $5.1 million for the 1996 prior year period. Assuming the successful execution of the Company's business strategy, the Company expects other operating expenses to grow commensurate with growing operations, but expects other operating expenses to decline moderately as a percentage of net premiums written because increases in premium writings are generally expected to exceed the growth in such expenses.

Included in 1997 other operating expenses is a pre-tax foreign exchange loss of $538,000. Such loss is principally related to assets and premiums receivable of approximately $5.8 million denominated in European Currency Units ("ECU's"), which is recorded separately from statutory underwriting results and therefore excluded from the statutory composite ratio. Unhedged monetary assets and liabilities are translated at the exchange rate in effect at the balance sheet date, with the resulting foreign exchange gains or losses recognized in income. Such future gains or losses are unpredictable, and could be material.

INVESTMENT RESULTS

At June 30, 1997, approximately 49% of the Company's invested assets, short term investments and cash consisted of fixed maturity and short-term investments compared to 63% at the end of 1996. Net investment income for the first six months of 1997 was approximately $7.0 million, compared to $6.5 million for the prior year period. The amount of investment income from quarter to quarter could vary and diminish as the Company continues to employ its strategy of investing a substantial portion of its investment portfolio in publicly traded and privately held equity securities of insurance companies which generally yield less current investment income than fixed maturity investments. Unrealized appreciation or depreciation of such investments to the extent that it occurs is recorded in a separate component of stockholders' equity, net of related deferred income taxes. Gains or losses are recorded in net income to the extent investments are sold, but the recognition of such gains and losses is unpredictable and not indicative of future operating results.

INCOME TAXES

The Company's effective tax rates for the first half of 1997 and 1996 are less than the 35% statutory rate on pre-tax operating income due to tax exempt income and the dividends received deductions. The gross deferred income tax benefits for the first half of 1997 and 1996 of approximately $1.1 million and $919,000, respectively, which are assets considered recoverable from future taxable income, resulted principally from temporary differences between financial and taxable income. Temporary differences include, among other things, charges for restricted stock grants which are not deductible for income tax purposes until vested (vesting of existing restricted stock grants will occur over a five-year period), as well as charges for a portion of unearned premiums and claims reserves.

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

Investments included in the Company's private portfolio include securities issued by privately held companies and securities issued by public companies that are generally restricted as to resale or are otherwise illiquid and do not have readily ascertainable market values. The risk of investing in such securities is generally greater than the risk of investing in securities of widely held, publicly traded companies. Lack of a secondary market and resale restrictions may result in the Company's inability to sell a security at a price that would otherwise be obtainable if such restrictions did not exist and may substantially delay the sale of a security the Company seeks to sell. At June 30, 1997, cash and invested assets totaled approximately $446.2 million, consisting of $98.9 million of cash and short-term investments, $120.6 million of publicly traded fixed maturity investments, $173.5 million of publicly traded equity securities and $53.2 million of privately held securities.

During the first six months of 1997, the Company allocated approximately $20.5 million from its short term portfolio to publicly traded equity securities, and an additional $20.6 million to fund investments in privately held securities. See Note 4 under the caption "Investment Information" of the accompanying Notes to Consolidated Financial Statements for certain information regarding the Company's privately held securities and their carrying values. During the remainder of 1997 and over the long-term, the Company intends to continue to allocate a substantial portion of its cash and short-term investments into publicly traded and privately held equity securities, subject to market conditions and opportunities in the marketplace.

At June 30, 1997, the publicly traded equity portfolio consisted of investments in 12 publicly traded domestic insurers, reinsurers, or companies providing services to the insurance industry. The estimated fair values of such investments ranged individually from $1.5 million to $22.6 million. The fixed maturity and short-term investments were all rated investment grade by Moody's Investors Service, Inc. or Standard & Poor's Corporation and have an average quality rating of AA and an average duration of approximately 2.4 years.

The Company's pre-tax and net of tax investment yields in the first six months of 1997 were 3.7% and 2.7%, respectively, compared to 3.9% and 2.9%, respectively, for the same prior year period. Assuming a stable interest rate environment, the Company anticipates such yields to moderately decline as funds invested in short-term securities are allocated into equity securities.

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

Net cash flow from operating activities for the six months ended June 30, 1997 was $17.3 million, compared with $7.1 million in the prior year period.

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

At June 30, 1997, the Company's consolidated stockholders' equity totaled $379.2 million, or $22.26 per share. At such date, statutory surplus of Risk Capital Reinsurance was approximately $365.0 million. Based on data available as of March 31, 1997 from the Reinsurance Association of America, Risk Capital Reinsurance is the thirteenth largest domestic broker market oriented reinsurer as measured by statutory surplus.

SAFEHARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Except for the historical information contained herein, the matters discussed in this Form 10-Q include forward looking statements that involve risks and uncertainties, including, but not limited to, quarterly fluctuations in results and other risks detailed from time to time in the Company's Securities and Exchange Commission filings. Among the factors that could cause such forward looking statements not to be realized include, without limitation, acceptance in the market of the Company's reinsurance products; the availability of investments on terms that are attractive to the Company; pricing competition; the amount of underwriting capacity from time to time in the market; general economic conditions and conditions specific to the reinsurance and investment markets in which the Company operates; regulatory changes and conditions; rating agency policies and practices; claims development and loss of key executives. Actual results may differ materially from management expectations. The Company assumes no obligation to update any forward looking statement or other information contained in this report.

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The 1996 Annual Meeting of Shareholders ("Annual Meeting") of Risk Capital Holdings, Inc. ("RCHI") was held on May 13, 1997.

(b) Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition to management's nominees as listed in RCHI's Proxy Statement, dated April 14, 1997.

(c) The shareholders of RCHI re-elected the Class II Directors of RCHI to hold office until the 2000 annual meeting of shareholders and until their successors are elected and qualified. Set forth below are the number of votes cast for and withheld for each such Director:

         ELECTION OF DIRECTORS

                                          FOR                     WITHHELD
                                          ---                     --------

         Allan W. Fulkerson            15,323,089                   5,225
         Lewis L. Glucksman            15,291,989                  36,325
         Ian R. Heap                   15,291,989                  36,325

         At the Annual Meeting, the shareholders also approved (i) an Amendment to RCHI's 1995 Long Term Incentive and Share Award Plan and (ii) ratified the selection of Price Waterhouse LLP as independent accountants for the fiscal year ending December 31, 1997. Set forth below are the voting results for such proposals:

         APPROVAL OF AMENDMENT TO RCHI'S 1995 LONG TERM INCENTIVE AND SHARE AWARD PLAN

              FOR                 AGAINST                    ABSTAIN
              ---                 -------                    -------
          15,045,854              236,935                     28,475

         RATIFICATION OF SELECTION OF PRICE WATERHOUSE LLP AS INDEPENDENT ACCOUNTANTS

              FOR                 AGAINST                    ABSTAIN
              ---                 -------                    -------
          15,321,314                1,300                      5,700

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

         EXHIBIT NO.                        DESCRIPTION

         10.1               Stock Option Agreements - Executive Officers

         10.2               Stock Option Agreement - Chairman

         10.3               Restricted Share Agreements - Executive Officers

         15 Accountants' Awareness Letter and Limitation of Liability (regarding unaudited interim financial information)

         27                 Financial Data Schedule

(b)      Reports on Form 8-K.

         There were no reports filed on Form 8-K for the three month period ended June 30, 1997.

         Omitted from this Part II are items which are inapplicable or to which the answer is negative for the period covered.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           RISK CAPITAL HOLDINGS, INC.

                                           ----------------------------------
                                            (REGISTRANT)

                                            /s/  MARK D. MOSCA
                                           ----------------------------------
DATE: AUGUST 13, 1997                       MARK D. MOSCA
                                            PRESIDENT

                                            /s/  PAUL J. MALVASIO
                                           ----------------------------------
DATE: AUGUST 13, 1997                       PAUL J. MALVASIO
                                            CHIEF FINANCIAL OFFICER

                                  EXHIBIT INDEX

Exhibit
NO.                          DESCRIPTION

10.1               Stock Option Agreements - Executive Officers

10.2               Stock Option Agreement - Chairman

10.3               Restricted Share Agreements - Executive Officers

15 Accountants' Awareness Letter and Limitation of Liability (regarding unaudited interim financial information)

27                 Financial Data Schedule