Form 10-Q
period 1997-09-30
RISK CAPITAL HOLDINGS INC
filed 1997-11-14
CIK 947484

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

    (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the quarterly period ended September 30, 1997.
                                     Or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period __________________ to _____________________

Commission file number: 0-26456

                         RISK CAPITAL HOLDINGS, INC.
            (Exact name of registrant as specified in its charter)

                           Delaware                                                 06-1424716
(State or other jurisdiction of incorporation or organization)        (I.R.S. Employer Identification No.)

                     20 Horseneck Lane
                  Greenwich, Connecticut                                                06830
         (Address of principal executive  offices)                                    (Zip Code)

Registrant's telephone number, including area code:     (203) 862-4300

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

Yes_ X_  No___

Indicate the number of shares outstanding of each of the issuer's classes of common stock.

            Class                              Outstanding at September 30, 1997
            -----                              ----------------------------------
   Common Stock, $.01 par value                          17,034,753

================================================================================

                          RISK CAPITAL HOLDINGS, INC.

                                     INDEX

                                                                                                             PAGE
                                                                                                              NO.
                                                                                                             -----
PART I. Financial Information

Item 1--Consolidated Financial Statements

        Review Report of Independent Accountants                                                                      1

        Consolidated Statement of Income                                                                              2
        For the three and nine month periods ended September 30, 1997 and 1996

        Consolidated Balance Sheet                                                                                    3
        September 30, 1997 and December 31, 1996

        Consolidated Statement of Changes in Stockholders' Equity
        For the nine month periods ended September 30, 1997 and 1996                                                  4

        Consolidated Statement of Cash Flows
        For the nine month periods ended September 30, 1997 and 1996                                                  5

        Notes to Consolidated Financial Statements                                                                    6

Item 2--Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                                                                    10

PART II. Other Information

Item 6--Exhibits and Reports on Form 8-K                                                                             18

Signatures                                                                                                           19

                  REVIEW REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Risk Capital Holdings, Inc.

We have reviewed the accompanying interim consolidated balance sheet of Risk Capital Holdings, Inc. and its subsidiary as of September 30, 1997, and the related consolidated statements of income, of changes in stockholders' equity and of cash flows for the period from January 1, 1997 to September 30, 1997. This financial information is the responsibility of the Company's management.

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

New York, New York
October 29, 1997

                  RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENT OF INCOME
                     (in thousands, except per share data)
                                 (unaudited)

                                                        THREE MONTHS ENDED                NINE MONTHS ENDED
                                                          SEPTEMBER 30,                     SEPTEMBER 30,
                                                   ----------------------------  ---------------------------------
                                                       1997           1996              1997              1996
                                                   ------------  --------------  ------------------  -------------
Premiums and Other Revenues
Net premiums written.............................  $     34,906  $       29,938     $     98,862     $     53,509
Increase in unearned premiums....................       (10,251)        (17,310)         (33,234)         (35,270)
                                                   ------------  --------------  ------------------  ------------
Net premiums earned..............................        24,655          12,628           65,628           18,239
Net investment income............................         3,798           3,289           10,774            9,833
Net investment gains/(losses)....................         4,062            (109)           3,617              145
                                                   ------------  --------------  ------------------  ------------
Total revenues...................................        32,515          15,808           80,019           28,217
Expenses
Claims and claims expenses.......................        18,041           8,240           45,992           12,286
Commissions and brokerage........................         6,217           3,752           17,740            5,241
Other operating expenses.........................         3,397           2,894           10,842            8,018
                                                   ------------  --------------  ------------------  ------------
Total expenses...................................        27,655          14,886           74,574           25,545
Income Before Income Taxes and Equity in Net
  Losses of Investees............................         4,860             922            5,445            2,672
Federal income taxes:
Current..........................................           507             600            1,182            1,477
Deferred.........................................           930            (597)              (7)          (1,516)
                                                   ------------  --------------  ------------------  ------------
Income tax expense (benefit).....................         1,437               3            1,175              (39)
                                                   ------------  --------------  ------------------  ------------
Income Before Equity in Net Loss of Investees....         3,423             919            4,270            2,711
Equity in net loss of investees..................          (168)                            (473)
                                                   ------------  --------------  ------------------  ------------
Net Income.......................................  $      3,255  $          919     $      3,797     $      2,711
                                                   ------------  --------------  ------------------  ------------
                                                   ------------  --------------  ------------------  ------------
Per Share Data Primary and fully diluted
Net income.......................................  $       0.19  $         0.05     $       0.22     $       0.16
                                                   ------------  --------------  ------------------  ------------
                                                   ------------  --------------  ------------------  ------------
Operating income: net income excluding net
  investment gains/(losses) and equity in net
  loss of investees..............................  $       0.05  $         0.06     $       0.11     $       0.15
                                                   ------------  --------------  ------------------  ------------
                                                   ------------  --------------  ------------------  ------------
Average shares outstanding.......................    17,034,977      16,994,948       17,027,778       16,971,827
                                                   ------------  --------------  ------------------  ------------
                                                   ------------  --------------  ------------------  ------------

               SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                      (in thousands, except per share data)

                                                                                                      (unaudited)
                                                                                                     SEPTEMBER 30,   DECEMBER 31,
                                                                                                         1997            1996
                                                                                                      ------------   ------------
ASSETS
Investments:
Fixed maturities
  (amortized cost: 1997, $131,393; 1996, $140,128)...................................................  $ 132,945     $ 140,381
Publicly traded equity securities
  (cost: 1997, $115,101; 1996, $108,580).............................................................    174,302       117,360
Privately held securities
  (cost: 1997, $44,043; 1996, $23,363)...............................................................     57,760        28,847
Short-term investments...............................................................................    110,893       104,886
                                                                                                       ---------     ---------
  Total investments..................................................................................    475,900       391,474
                                                                                                       ---------     ---------
Cash.................................................................................................      4,090         1,466
Accrued investment income............................................................................      2,706         2,151
Investment accounts receivable.......................................................................      1,738           560
Premiums receivable..................................................................................     47,296        23,669
Prepaid reinsurance premiums.........................................................................      1,296           576
Reinsurance recoverable..............................................................................        353           522
Deferred policy acquisition costs....................................................................     15,500         7,018
Other assets.........................................................................................      8,309         5,050
                                                                                                       ---------     ---------
Total Assets.........................................................................................  $ 557,188     $ 432,486
                                                                                                       ---------     ---------
                                                                                                       ---------     ---------
LIABILITIES
Claims and claims expenses...........................................................................  $  52,733     $  20,770
Unearned premiums....................................................................................     71,301        37,348
Reinsurance premiums payable.........................................................................                      536
Contingent commissions payable.......................................................................      5,964         2,734
Investment accounts payable..........................................................................      2,649        10,598
Deferred income tax liability........................................................................     23,747         3,026
Other liabilities....................................................................................      4,594         5,261
                                                                                                       ---------     ---------
  Total liabilities..................................................................................    160,988        80,273
                                                                                                       ---------     ---------
STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value:
  20,000,000 shares authorized (none issued)
Common stock, $.01 par value:
  80,000,000 shares authorized
  (1997, 17,045,246; 1996, 17,031,246 shares issued).................................................        170           170
Additional paid-in capital...........................................................................    340,715       340,435
Unrealized appreciation of investments, net of income tax............................................     48,406         9,436
Deferred compensation under stock award plan.........................................................     (1,841)       (2,959)
Retained earnings....................................................................................      8,928         5,131
Less treasury stock, at cost (1997, 10,493 shares)...................................................       (178)
                                                                                                       ---------     ---------
Total stockholders' equity...........................................................................    396,200       352,213
                                                                                                       ---------     ---------
Total liabilities & stockholders' equity.............................................................  $ 557,188     $ 432,486
                                                                                                       ---------     ---------
                                                                                                       ---------     ---------

                     SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                (in thousands)

                                                                                                 (UNAUDITED)
                                                                                              NINE MONTHS ENDED
                                                                                                SEPTEMBER 30,
                                                                                            ----------------------
                                                                                               1997        1996
                                                                                            ----------  ----------
Common Stock
  Balance at beginning of year............................................................  $      170  $      169
  Issuance of common stock................................................................                       1
                                                                                            ----------  ----------
  Balance at end of period................................................................         170         170
                                                                                            ----------  ----------
Additional Paid-in Capital
  Balance at beginning of year............................................................     340,435     338,737
  Issuance of common stock................................................................         280       1,197
                                                                                            ----------  ----------
  Balance at end of period................................................................     340,715     339,934
                                                                                            ----------  ----------
Unrealized Appreciation of Investments, Net of Income Tax
  Balance at beginning of year............................................................       9,436       3,731
  Change in unrealized appreciation.......................................................      38,970       3,780
                                                                                            ----------  ----------
  Balance at end of period................................................................      48,406       7,511
                                                                                            ----------  ----------
Deferred Compensation Under Stock Award Plan
  Balance at beginning of year............................................................      (2,959)     (3,441)
  Restricted common stock issued..........................................................        (280)     (1,196)
  Compensation expense recognized.........................................................       1,398       1,559
                                                                                            ----------  ----------
  Balance at end of period................................................................      (1,841)     (3,078)
                                                                                            ----------  ----------
Retained Earnings
  Balance at beginning of year............................................................       5,131       1,019
  Net income..............................................................................       3,797       2,711
                                                                                            ----------  ----------
  Balance at end of period................................................................       8,928       3,730
                                                                                            ----------  ----------
Treasury Stock, At Cost
  Balance at beginning of year
  Purchase of treasury shares.............................................................        (178)
                                                                                            ----------  ----------
  Balance at end of period................................................................        (178)
                                                                                            ----------  ----------
Total Stockholders' Equity
  Balance at beginning of year............................................................     352,213     340,215
  Issuance of common stock................................................................         280       1,198
  Change in unrealized appreciation of investments, net of income tax.....................      38,970       3,780
  Change in deferred compensation.........................................................       1,118         363
  Net income..............................................................................       3,797       2,711
  Purchase of treasury stock..............................................................        (178)
                                                                                            ----------  ----------
  Balance at end of period................................................................  $  396,200  $  348,267
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                     SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                               (in thousands)

                                                                                                 (UNAUDITED)
                                                                                              NINE MONTHS ENDED
                                                                                                SEPTEMBER 30,
                                                                                            ----------------------
                                                                                               1997        1996
                                                                                            ----------  ----------
OPERATING ACTIVITIES
Net income................................................................................  $    3,797  $    2,711
Adjustments to reconcile net income to net cash provided by operating activities:
  Liability for claims and claims expenses, net...........................................      31,963      11,125
  Unearned premiums.......................................................................      33,953      35,270
  Premiums receivable.....................................................................     (23,627)    (15,372)
  Funds held receivable...................................................................        (625)       (615)
  Accrued investment income...............................................................        (555)        313
  Contingent commissions payable..........................................................       3,230
  Reinsurance balances, net...............................................................      (1,086)        279
  Deferred policy acquisition costs.......................................................      (8,482)     (5,701)
  Net investment gains....................................................................      (3,617)       (145)
  Deferred income tax asset...............................................................        (261)     (1,516)
  Other liabilities.......................................................................        (667)        (65)
  Other items, net........................................................................      (3,341)     (1,758)
                                                                                            ----------  ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES.................................................      30,682      24,526
                                                                                            ----------  ----------
INVESTING ACTIVITIES
Purchases of fixed maturity investments...................................................    (172,367)   (199,355)
Sales of fixed maturity investments.......................................................     172,973     188,449
Net (purchases)/sales of short-term investments...........................................      (2,830)     81,096
Purchases of equity securities............................................................     (55,853)   (103,876)
Sales of equity securities................................................................      30,740       9,017
Purchases of furniture and equipment......................................................        (543)       (702)
                                                                                            ----------  ----------
NET CASH USED FOR INVESTING ACTIVITIES....................................................     (27,880)    (25,371)
                                                                                            ----------  ----------
FINANCING ACTIVITIES
Common stock issued.......................................................................         280       1,198
Purchase of treasury stock................................................................        (178)
Deferred compensation on restricted stock.................................................        (280)     (1,196)
                                                                                            ----------  ----------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES......................................        (178)          2
                                                                                            ----------  ----------
Increase (decrease) in cash...............................................................       2,624        (843)
Cash beginning of year....................................................................       1,466         982
                                                                                            ----------  ----------
Cash end of period........................................................................  $    4,090  $      139
                                                                                            ----------  ----------
                                                                                            ----------  ----------

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

Currently, comprehensive income for the Company would consist of net income and the change in unrealized appreciation or depreciation of investments, net of income tax, as follows:

                                                                                               (IN THOUSANDS)
                                                                                      ---------------------------------
                                                                              NINE MONTHS ENDED        YEAR ENDED
                                                                                SEPTEMBER 30,          DECEMBER 31,
                                                                           --------------------  ----------------------
                                                                             1997       1996       1996      1995 (1)
                                                                           ---------  ---------  ---------  -----------
Net income...............................................................  $   3,797  $   2,711  $   4,112   $   1,019
Change in unrealized appreciation (depreciation), net of income tax......     38,970      3,780      5,705       3,731
                                                                           ---------  ---------  ---------  -----------
Comprehensive income (loss)..............................................  $  42,767  $   6,491  $   9,817   $   4,750
                                                                           ---------  ---------  ---------  -----------
                                                                           ---------  ---------  ---------  -----------
Per share amounts:
Net income...............................................................  $    0.22  $    0.16  $    0.24   $    0.06
Change in unrealized appreciation (depreciation), net of income tax......       2.29        .22       0.34        0.22
                                                                           ---------  ---------  ---------  -----------
Comprehensive income (loss)..............................................  $    2.51  $    0.38  $    0.58   $    0.28
                                                                           ---------  ---------  ---------  -----------
                                                                           ---------  ---------  ---------  -----------

------------------------

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

All of the Company's publicly traded equity securities and privately held securities were issued by insurance and reinsurance companies or companies providing services to the insurance industry. At September 30, 1997, the publicly traded equity portfolio consisted of 11 investments, with estimated fair values ranging individually from $2.8 million to $25.1 million.

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

Privately held securities consisted of the following:

                                                                                            (IN THOUSANDS)
                                                                                      ---------------------------
                                                                                      SEPTEMBER 30,  DECEMBER 31,
                                                                                          1997           1996
                                                                                      -------------  ------------
Equity Securities:
Carried under the equity method:
The ARC Group, LLC..................................................................    $   9,855
Capital Protection Insurance Services, LLC..........................................          144
First American Financial Corporation................................................        6,362
Insurance Investment Group, L.P.....................................................                  $      180
Island Heritage Insurance Company, Ltd..............................................        4,019          4,269
New Europe Insurance Ventures.......................................................          743
Providers' Assurance Corporation....................................................        3,749
Carried at fair value:
Peregrine Russell Miller Insurance Fund of Asia Limited.............................        6,591          7,465
Terra Nova (Bermuda) Holdings, Ltd..................................................       21,590         15,870
Sovereign Risk Insurance, Ltd.......................................................          237
Venton Holdings, Ltd................................................................        4,470          1,063
                                                                                      -------------  ------------
  Total privately held equities.....................................................    $  57,760     $   28,847
                                                                                      -------------  ------------
                                                                                      -------------  ------------

At September 30, 1997, the Company had investment commitments relating to its privately held securities totaling approximately $18 million, compared to $22 million at December 31, 1996.

Set forth below is certain information relating to each of the Company's investments in privately held securities which occurred during the third quarter of 1997:

INSURANCE INVESTMENT GROUP, LP

During the 1997 third quarter, the Company determined to terminate its participation in this investment and recorded a realized loss of $312,000 during the quarter, which represents the Company's initial funding amount of $180,000 and an estimate of additional costs the Company expected to incur in exiting the partnership.

Sovereign Risk Insurance, Ltd.

In July 1997, the Company purchased its 9.5% ownership interest in Sovereign Risk Insurance Ltd. ("Sovereign Risk") for $237,500. Sovereign Risk is located in Bermuda and was formed to provide underwriting services for political risk insurance coverages for ACE Insurance Company, Ltd., X.L. Insurance Company, Ltd. and Risk Capital Reinsurance.

5. STATUTORY DATA

The statutory capital and surplus of Risk Capital Reinsurance at September 30, 1997 was $386.1 million, compared to $334.3 million at December 31, 1996. The statutory net loss for the nine month period ended September 30, 1997 was $4.3 million, compared to a net loss of $4.5 million in the prior year period. The growth in surplus during the first nine months of 1997 is primarily from unrealized appreciation of the Company's public equity portfolio.

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

As of October 30, 1997, the Company had 72 in-force treaties, with approximately $160 million of annualized in-force premiums. Such in-force premiums represent estimated annualized premiums from treaties entered into during 1996 and the 1997 renewal periods that are expected to generate net premiums written during calendar year 1997. All except one of such treaties are subject to renewal.

RESULTS OF OPERATIONS

For the nine month periods ended September 30, 1997 and 1996, the Company had consolidated net income of approximately $3.8 million, or $0.22 per share, and $2.7 million, or $0.16 per share, respectively. After-tax realized investment gains of $2.4 million, or $0.14 per share, for the first nine months of 1997, compare with a net investment gain of $94,000, or $0.01 per share, for the same prior year period. Net income for the first nine months of 1997 included an after-tax loss of $0.5 million, or $0.02 per share, representing the Company's equity in the net loss of investee companies, which are accounted for under the equity method of accounting.

The Company believes that the results of operations for the nine months ended September 30, 1997 are not necessarily indicative of its future financial results due to a number of factors, including (i) the increase in net premiums written indicated by the Company's January 1 and subsequent 1997 renewal season activity, (ii) the Company's emphasis on targeting casualty business that is longer-tail than its current mix of business and (iii) the Company's investment strategy. Increased premium writings, particularly longer-tail casualty business, can generally be expected to generate higher underwriting losses because of the related requirement to establish claims liabilities that are adequate to cover the costs of anticipated future claim payments without taking into account the time value of money.

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

At September 30, 1997, primary and fully-diluted book value per share were $23.26 and $22.35, respectively, which compare with primary and fully-diluted book value per share of $20.68 at December 31, 1996. For the first nine months of 1997, unrealized appreciation increased by $39.0 million, net of tax, or $2.29 per share. Included in the change in unrealized appreciation for the 1997 nine-month period is an unrealized gain, net of tax, of $2.2 million, or $0.13 per share, relating to the Company's privately held equity investment in Venton Holdings, Ltd.

Unrealized appreciation or depreciation of investments to the extent that it occurs for investments carried at fair value is recorded in a separate component of stockholders' equity, net of related deferred income taxes. Such gains or losses are recorded in net income to the extent investments are sold. The timing and recognition of such gains and losses are unpredictable and not indicative of future operating results.

NET PREMIUMS WRITTEN

Net premiums written for the nine month periods ended September 30, 1997 and 1996 were as follows:

                                                              (IN MILLIONS)
                                                            NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                           --------------------
                                                              1997       1996
                                                           ---------  ---------
            Property....................................... $    14.1  $    12.4
            Casualty.......................................      50.8       11.3
            Multi-line.....................................      24.6       18.7
            Specialty......................................       8.1       11.1
            Marine.........................................       1.3
                                                            ---------  ---------
            Total.......................................... $    98.9  $    53.5
                                                            ---------  ---------
                                                            ---------  ---------

Approximately 29% of net premiums written in the first nine months of 1997 was from non-U.S. clients, compared with 32% in the first nine months of 1996.

Set forth below is the Company's statutory composite ratios for the nine month periods ended September 30, 1997 and 1996:

                                                                           NINE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                          --------------------
                                                                             1997       1996
                                                                           ---------  ---------
            Claims and claims expense ratio............................      70.1%      67.4%
            Commissions and brokerage ratio............................      26.5%      20.4%
            Operating expense ratio....................................      10.0%      14.7%
                                                                           ---------  ---------
            Statutory composite ratio..................................     106.6%     102.5%
                                                                           ---------  ---------
                                                                           ---------  ---------

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

Other operating expenses increased to $10.8 million for the first nine months of 1997, compared to $8.0 million for the 1996 prior year period. Assuming the successful execution of the Company's business strategy, the Company expects other operating expenses to grow commensurate with growing operations, but expects other operating expenses to decline moderately as a percentage of net premiums written because increases in premium writings are generally expected to exceed the growth in such expenses.

Included in 1997 other operating expenses is a pre-tax foreign exchange loss of $654,000. Such loss is principally related to assets and premiums receivable of approximately $5.8 million denominated in European Currency Units ("ECU's"), which is recorded separately from statutory underwriting results and therefore excluded from the statutory composite ratio. Unhedged monetary assets and liabilities are translated at the exchange rate in effect at the balance sheet date, with the resulting foreign exchange gains or losses recognized in income. Such future gains or losses are unpredictable, and could be material.

INVESTMENT RESULTS

At September 30, 1997, approximately 51% of the Company's invested assets, short-term investments and cash consisted of fixed maturity and short-term investments compared to 63% at the end of 1996. Net investment income for the first nine months of 1997 was approximately $10.8 million, compared to $9.8 million for the prior year period. The amount of investment income from quarter to quarter could vary and diminish as the Company continues to employ its strategy of investing a substantial portion of its investment portfolio in publicly traded and privately held equity securities of insurance companies which generally yield less current investment income than fixed maturity investments. Unrealized appreciation or depreciation of such investments to the extent that it occurs is recorded in a separate component of stockholders' equity, net of related deferred income taxes. Gains or losses are recorded in net income to the extent investments are sold, but the recognition of such gains and losses is unpredictable and not indicative of future operating results.

INCOME TAXES

The Company's effective tax rates for the first nine months of 1997 and 1996 are less than the 35% statutory rate on pre-tax operating income due to tax exempt income and the dividends received deductions. The gross deferred income tax benefits for the first nine months of 1997 and 1996 of approximately $262,000 and $1.5 million, respectively, which are assets considered recoverable from future taxable income, resulted principally from temporary differences between financial and taxable income. Temporary differences include, among other things, charges for restricted stock grants which are not deductible for income tax purposes until vested (vesting of existing restricted stock grants will occur over a five-year period), as well as charges for a portion of unearned premiums and claims reserves and equity in net loss of investees.

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

As a significant portion of the Company's investment portfolio will generally be equity securities issued by insurance and reinsurance companies and companies providing services to the insurance industry, the equity portfolio lacks industry diversification and will be particularly subject to the cyclicallity of the insurance industry. Unlike fixed income securities, equity securities such as common stocks, including the equity securities in which the Company may invest, generally are not and will not be rated by any nationally recognized rating service. The values of equity securities generally are more dependent on the financial condition of the issuer and less dependent on fluctuations in interest rates than are the values of fixed income securities. The market value of equity securities generally is regarded as more volatile than the market value of fixed income securities. The effects of such volatility on the Company's equity portfolio could be exacerbated to the extent that such portfolio is concentrated in the insurance industry and in relatively few issuers.

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

Investments included in the Company's private portfolio include securities issued by privately held companies and securities issued by public companies that are generally restricted as to resale or are otherwise illiquid and do not have readily ascertainable market values. The risk of investing in such securities is generally greater than the risk of investing in securities of widely held, publicly traded companies. Lack of a secondary market and resale restrictions may result in the Company's inability to sell a security at a price that would otherwise be obtainable if such restrictions did not exist and may substantially delay the sale of a security the Company seeks to sell. At September 30, 1997, cash and invested assets totaled approximately $480.0 million, consisting of $115.0 million of cash and short-term investments, $132.9 million of publicly traded fixed maturity investments, $174.3 million of publicly traded equity securities and $57.8 million of privately held securities.

During the first nine months of 1997, the Company allocated approximately
$5.3 million from its short-term portfolio to publicly traded equity securities, and an additional $22.6 million to fund investments in privately held securities. Funds allocated from the short-term portfolio to publicly traded equity securities are net of proceeds generated from sales in the public portfolio. See Note 4 under the caption "Investment Information" of the accompanying Notes to Consolidated Financial Statements for certain information regarding the Company's privately held securities and their carrying values. During the remainder of 1997 and over the long-term, the Company intends to continue to allocate a substantial portion of its cash and short-term investments into publicly traded and privately held equity securities, subject to market conditions and opportunities in the marketplace.

At September 30, 1997, the publicly traded equity portfolio consisted of investments in 11 publicly traded domestic insurers, reinsurers, or companies providing services to the insurance industry. The estimated fair values of such investments ranged individually from $2.8 million to $25.1 million. The fixed maturity and short-term investments were all rated investment grade by Moody's Investors Service, Inc. or Standard & Poor's Corporation and have an average quality rating of AA and an average duration of approximately 2.2 years.

The Company's pre-tax and net of tax investment yields in the first nine months of 1997 were 3.7% and 2.7%, respectively, compared to 3.8% and 2.8%, respectively, for the same prior year period. Assuming a stable interest rate environment, the Company anticipates such yields to moderately decline as funds invested in short-term securities are allocated into equity securities.

The Company has not invested in derivative financial instruments such as futures, forward contracts, swaps, or options or other financial instruments with similar characteristics such as interest rate caps or floors and fixed-rate loan commitments.

Liquidity and Capital Resources

RCHI is a holding company and has no significant operations or assets other than its ownership of all of the capital stock of Risk Capital Reinsurance, whose primary and predominant business activity is providing reinsurance, and other forms of capital, to insurance and reinsurance companies and making investments in insurance-related companies. RCHI will rely on cash dividends and distributions from Risk Capital Reinsurance to pay any cash dividends to stockholders of RCHI and to pay any operating expense that RCHI may incur. The payment of dividends by RCHI will be dependent upon the ability of Risk Capital Reinsurance to provide funds to RCHI. The ability of Risk Capital Reinsurance to pay dividends or make distributions to RCHI is dependent upon its ability to achieve satisfactory underwriting and investment results and to meet certain regulatory standards of the State of Nebraska. There are presently no contractual restrictions on the payment of dividends or the making of distributions by Risk Capital Reinsurance to RCHI.

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

Net cash flow from operating activities for the nine months ended September 30, 1997 was $30.7 million, compared with $24.5 million in the prior year period.

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

At September 30, 1997, the Company's consolidated stockholders' equity totaled $396.2 million, or $23.26 per share. At such date, statutory surplus of Risk Capital Reinsurance was approximately $386.1 million. Based on data available as of June 30, 1997 from the Reinsurance Association of America, Risk Capital Reinsurance is the thirteenth largest domestic broker market oriented reinsurer as measured by statutory surplus.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits.

 EXHIBIT NO.                                                  DESCRIPTION
---------------  -----------------------------------------------------------------------------------------------------
15               Accountants' Awareness Letter and Limitation of Liability (regarding unaudited interim financial information)
27               Financial Data Schedule

(b) Reports on Form 8-K.

There were no reports filed on Form 8-K for the three month period ended September 30, 1997.

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

                                       RISK CAPITAL HOLDINGS, INC.
                                       ----------------------------------
                                       (Registrant)

                                       ----------------------------------
Date: November 13, 1997                MARK D. MOSCA
                                       President

                                       ----------------------------------
Date: November 13, 1997                PAUL J. MALVASIO
                                       Chief Financial Officer

                                 EXHIBIT INDEX

  EXHIBIT
    NO.                                                     DESCRIPTION
-----------  ---------------------------------------------------------------------------------------------------------
15           Accountants' Awareness Letter and Limitation of Liability (regarding unaudited interim financial information)
27           Financial Data Schedule