Form 10-K405
period 1997-12-31
RISK CAPITAL HOLDINGS INC
filed 1998-03-27
CIK 947484

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

         /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
              For the Fiscal Year Ended December 31, 1997

                                       OR

         / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
              For the transition period from            to

                           Commission File No. 0-26456

                           RISK CAPITAL HOLDINGS, INC.
             (Exact name of Registrant as specified in its charter)

                    Delaware                             06-1424716
          ------------------------------             -------------------
         (State or other jurisdiction of              (I.R.S. Employer
          incorporation or organization)             Identification No.)

               20 Horseneck Lane
             Greenwich, Connecticut                        06830
             -----------------------                       -----
    (Address of principal executive offices)            (Zip Code)

       Registrant's telephone number, including area code: (203) 862-4300

           Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each Exchange
                Title of Each Class                 on which Registered
                -------------------                --------------------
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

                  Yes   X                 No
                     -------                -------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 20, 1998 was approximately $238,533,913 based on the closing price on the Nasdaq National Market on that date.

     As of March 20, 1998, there were 17,059,795 shares of the Registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Part III incorporates certain information by reference to the Registrant's definitive proxy statement to be filed with respect to the Registrant's Annual Meeting of Stockholders to be held on May 12, 1998, which proxy statement will be filed with the Securities and Exchange Commission within 120 days of the close of the Registrant's fiscal year ended December 31, 1997.

================================================================================

                           RISK CAPITAL HOLDINGS, INC.

                                TABLE OF CONTENTS

Item                                                                        Page
----                                                                        ----

                                     Part I

1.  Business.................................................................  1
2.  Properties............................................................... 24
3.  Legal Proceedings........................................................ 24
4.  Submission of Matters to a Vote of Security Holders...................... 24

                                     Part II

5.  Market for Registrant's Common Equity and Related Stockholder Matters.... 24
6.  Selected Financial Data.................................................. 26
7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................... 27
8.  Financial Statements and Supplementary Data.............................. 35
9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............................................ 35

                                    Part III

10. Directors and Executive Officers of the Registrant....................... 35
11. Executive Compensation................................................... 35
12. Security Ownership of Certain Beneficial Owners and Management........... 36
13. Certain Relationships and Related Transactions........................... 36

                                     Part IV

14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.......... 36

                                   ----------

Cautionary Note Regarding Forward-Looking Statements

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. This Form 10-K, the Company's Annual Report to Stockholders, any proxy statement, any Form 10-Q or any Form 8-K of the Company or any other written or oral statements made by or on behalf of the Company may include forward-looking statements which reflect the Company's current views with respect to future events and financial performance. Such statements include forward-looking statements both with respect to the Company and the insurance sector in general (both as to underwriting and investment opportunities). All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements. The Company believes that these factors include, but are not limited to, acceptance in the market of the Company's reinsurance products; competition from new products (including products that may be offered by the capital markets); the availability of investments on attractive terms; competition, including increased competition (both as to underwriting and investment opportunities); changes in the performance of the insurance sector of the public equity markets or market professionals' views as to such sector; the amount of underwriting capacity from time to time in the market; general economic conditions and conditions specific to the reinsurance and investment markets in which the Company operates;

regulatory changes and conditions; rating agency policies and practices; claims development, including as to the frequency or severity of claims and the timing of payments; and loss of key personnel. Changes in any of the foregoing may affect the Company's ability to realize its business strategy or may result in changes in the Company's business strategy. The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are included herein or elsewhere. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

                                     * * * *

                                     Part I

ITEM 1. BUSINESS

     Certain terms used below are defined in the "Glossary of Selected Insurance Terms" appearing on pages 20-23 of this Report.

General

     The Company

     Risk Capital Holdings, Inc. ("RCHI") was incorporated in March 1995 under the laws of the State of Delaware with the objective of becoming a global reinsurance company which integrates sound reinsurance underwriting with an investment strategy focused on the insurance industry. RCHI believes that reinsurance underwriting and investment skills can be mutually reinforcing and that successfully employing such skills in an integrated manner can result in enhanced stockholder returns. RCHI operates through its wholly owned subsidiary, Risk Capital Reinsurance Company ("Risk Capital Reinsurance" and, together with RCHI, unless the context otherwise requires, the "Company"), whose primary focus is on traditional and finite risk property and casualty reinsurance treaty coverages, including excess of loss reinsurance and quota share or proportional reinsurance. Based upon data available from the Reinsurance Association of America ("RAA"), Risk Capital Reinsurance is the eleventh largest United States based broker market oriented reinsurer as measured by statutory surplus at December 31, 1997. As of that date, Risk Capital Reinsurance had statutory capital and surplus of $385.0 million.

     In September 1995, RCHI completed an (i) initial public offering of 9,775,000 shares of its common stock, par value $0.01 per share (the "Common Stock"), and (ii) concurrent direct sales of (x) an aggregate of 6,975,625 shares of Common Stock and (y) warrants to purchase 4,451,680 shares of Common Stock (of which 2,531,079 shares are subject to immediately exercisable warrants) for aggregate proceeds, net of underwriting expenses, of approximately $335.0 million (collectively, the "Offerings"). RCHI contributed $328.0 million of such proceeds to the capital of Risk Capital Reinsurance. In November 1995, Risk Capital Reinsurance was licensed under the insurance laws of the State of Nebraska.

     Marsh & McLennan Risk Capital Corp. ("Risk Capital Corp."), a subsidiary of Marsh & McLennan Companies, Inc. (together with its subsidiaries, unless the context otherwise requires, "Marsh & McLennan"), is the Company's equity investment advisor. Risk Capital Corp. and its affiliates have successfully invested in various newly-formed insurance and reinsurance ventures, principally ACE Limited, EXEL Limited ("EXEL"), Mid Ocean Limited and Centre Reinsurance Holdings Limited. Risk Capital Corp. is also the investment advisor to The Trident Partnership, L.P. ("Trident"), a $667.0 million investment fund capitalized by institutional investors, including Marsh & McLennan, to invest selectively on a global basis in the insurance and reinsurance industry.

     The stockholders of RCHI owning the largest number of shares of Common Stock are (i) EXEL, which owns 4,755,000 shares of Common Stock, or approximately 27.9% of the outstanding Common Stock (21.2% assuming the exercise of all outstanding warrants and options to purchase Common Stock); and (ii) Marsh & McLennan Risk Capital Holdings, Ltd. ("MMRCH"), which owns 1,395,625 shares of Common Stock, or approximately 8.2% of the outstanding Common Stock, and warrants to purchase 2,825,998 shares of Common Stock, which, if fully exercised, would increase MMRCH's ownership of the Common Stock to 18.8% assuming the exercise of all outstanding warrants and options to purchase Common Stock.

     Pursuant to Trident's registration rights, the Company registered for sale by Trident 1,750,000 shares of Common Stock owned by Trident under a shelf registration statement which was declared effective by the Securities and Exchange Commission (the "SEC") in September 1997. Under such registration statement, Trident sold 1,500,000 shares of Common Stock, of which 1,000,000 were sold to EXEL. As of the date of this Report, Trident continues to own 250,000 shares of Common Stock and warrants to purchase 1,386,079 shares of Common Stock, which represent, in the aggregate, approximately 7.3% of the Common Stock assuming the exercise of all outstanding warrants and options to purchase Common Stock.

     The Company's offices are located at 20 Horseneck Lane, Greenwich, Connecticut 06830, and its telephone number is (203) 862-4300.

     Business Strategy

     The Company's integrated strategic focus on reinsurance and investments in the insurance sector is designed to allow the Company to take advantage of the opportunities arising from the extensive changes taking place in the insurance industry worldwide. These changes are occurring principally as a result of increasing globalization of insurance and other markets, the need of insurers and reinsurers to reduce costs, and unprecedented catastrophic and other losses. Such losses in particular have affected underwriting capacity, increased demand for financially strong insurance and reinsurance capacity, contributed to the restructuring of insurance companies and markets, including Lloyd's of London ("Lloyd's"), and raised concerns about the adequacy of the capital of certain insurance companies. The Company believes that it is in a position to capitalize on these opportunities because:

     o as a relatively new company, its distribution and overhead structure, as well as its organizational philosophy, is not encumbered with a traditional, territorial outlook; rather the Company is positioned to respond to the functional and global approach to the placement of insurance and reinsurance;

     o a small, centralized staff is well motivated by incentive compensation and is assisted by new information technology;

     o management seeks to use both the Company's traditional and finite risk reinsurance underwriting capacity and its investment portfolio to provide increased capacity to insurers through the provision of reinsurance and other forms of capital;

     o the extensive experience and relationships of the Company's management and Risk Capital Corp. assist in identifying and taking advantage of underwriting and investment opportunities; and

     o the Company believes that attractive underwriting opportunities are presented to it in connection with the investment activities of the Company and Risk Capital Corp. as the Company's equity investment advisor, and that investment opportunities can arise from the Company's underwriting activities.

Reinsurance Underwriting

     Strategy

     The principal components of the Company's underwriting strategy are: (i) identifying and committing the Company's underwriting capacity to those types of reinsurance where management believes that above average underwriting results can be achieved; (ii) promoting client loyalty by providing a full range of sophisticated risk management products closely tailored to its clients' needs;
(iii) conserving capacity to react to changing market conditions; (iv) soliciting business primarily through reinsurance intermediaries; (v) taking advantage of underwriting opportunities that may arise in connection with the Company's and Risk Capital Corp.'s equity investment activities; (vi) providing reinsurance to insurers in which the Company invests, where appropriate; (vii) maintaining a small, highly skilled, performance-motivated staff; and (viii) maintaining a low expense structure.

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

     The Company participates at Lloyd's through the provision of whole account quota share reinsurance to selected Lloyd's syndicates. The Company may participate in other ways, including through investments in Lloyd's corporate members and/or managing agents. In 1996, the Company acquired an equity interest in an indirect owner of a Lloyd's managing agent and corporate name. (See Note 3 under the caption "Investment Information" of the accompanying Notes to Consolidated Financial Statements of the Company.)

     The Company determines the aggregate amount of reinsurance it writes based upon market and other factors, including its assessment of underwriting opportunities and its premium-to-surplus ratio at the time of determination. The Company believes that insurance companies with certain identifiable characteristics have historically performed better than the industry throughout the underwriting cycle and believes that the experience of the Company's management and Risk Capital Corp. assist in focusing on such companies for reinsurance and investment opportunities. The Company believes that these characteristics include underwriting performance, underwriting focus and discipline (irrespective of the underwriting cycle), the ability to take advantage of opportunities and changing circumstances in the insurance industry, low expense ratio, specialization, the ability to take a lead role in structuring substantial insurance and reinsurance contracts, substantial capacity and effective use of reinsurance.

     The Company employs a disciplined, multi-disciplinary and highly analytical approach to underwriting designed to specify premium that is intended to be commensurate with the amount of its capital the Company estimates it is placing at risk. As part of its underwriting process, the Company focuses on the financial characteristics (including capital needs) and reputation of the proposed cedent, the likelihood of establishing a long-term relationship with the cedent, the geographic area in which the cedent does business, the cedent's market share, historical loss data for the cedent and, where available, for the industry as a whole in the relevant regions in order to compare the cedent's historical loss experience to industry averages.

     Operations

     The Company's mix of business on the basis of net premiums written for 1997 and 1996 is set forth in the following table:

                              Net Premiums Written
                              (Dollars in millions)

                                            Years Ended December 31,
                                ------------------------------------------------
                                          1997                       1996
                                -----------------------  -----------------------
                                 Amount          %             Amount        %

       Property ...............    $17.8       12.3%           $19.4        27%
       Casualty ...............     69.7       48.1             17.6        24
       Multi-line..............     45.9       31.7             21.8        30
       Specialty...............     10.0        6.9             13.7        19
       Marine .................      1.4        1.0               --        --
                                  ------      -----            -----       ---
            Total..............   $144.8      100.0%           $72.5       100%
                                  ======      =====            =====       ===


     Approximately 28.5% and 5.2% of net premiums written in 1997 and 1996, respectively, were generated from companies in which the Company has invested or committed to invest funds. For 1997 and 1996, approximately 28% and 30%, respectively, of net premiums written was from non-United States clients, which are Lloyd's syndicates or are located in the United Kingdom or Continental Europe.

     Reinsurance is provided by the Company both on a quota share and excess of loss basis. In 1997, quota share reinsurance and excess of loss reinsurance amounted to 71% and 29%, respectively, of the Company's net premiums written, compared to 58% and 42%, respectively, during 1996. In the future, the mix of quota share and excess of loss reinsurance will depend on market conditions and other relevant factors and cannot be predicted with accuracy. Depending on future conditions, the Company may also write other types of reinsurance.

     Consistent with the Company's strategy of writing a small number of large treaties for its core business, five clients contributed approximately $68 million, or 45%, of the Company's 1997 net premiums written, with the largest client contributing approximately 18% and the remaining four clients each contributing an amount ranging from 5% to 8%. One client that contributed 8% of 1997 net premiums written is expected to retain most of the business it previously ceded to the Company. While not anticipated, the reduction or loss of business assumed from one or more large clients could have a material adverse effect on the Company's results of operations to the extent not offset by new business.

     In 1997, the Company extended its business into marine and aerospace reinsurance underwriting. Marine and aerospace risks involve primarily property damage, although certain marine and aerospace risks may involve casualty coverage.

     Approximately $32.9 million, or 46%, of net premiums written for 1996 resulted from unearned premium portfolios and other non-recurring transactions. This amount included $11.9 million of specialty premiums written from contracts pursuant to which the Company reinsures a portion of one underlying policy for multiple years. Such premiums will be earned over the multiple periods as the exposures expire. In 1997, there were no significant unearned premium portfolios or other non-recurring transactions included in net premiums written.

     For a discussion of the Company's in-force business at January 1, 1998, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--General--Recent Industry Performance."

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

     The Company intends to invest a substantial portion of its investment portfolio in equity securities, principally issued by insurance and reinsurance companies and companies providing services to the insurance industry pursuant to advice from Risk Capital Corp. The Company does not believe that the provision of reinsurance to insureds in which the Company invests should subject the Company to any significant additional investment risk; however, the operating performance of an insured in which the Company also invests could affect the Company more than an entity in which the Company only invests or to which the Company only provides reinsurance. The Company believes that, over the long term, a portfolio of equity securities offers a greater potential return and growth in book value than one comprised of fixed maturity securities, and that such a portfolio should most effectively maximize long term stockholders' equity. The Company also believes that an equity portfolio is appropriate for the Company because of the long-tail nature of certain of the reinsurance business that the Company may write and the Company's conservative premium-to-surplus ratio.

     The Company has entered into an equity investment advisory agreement (the "Equity Advisory Agreement") with Risk Capital Corp. with respect to the management of the Company's equity investment portfolio and a fixed income investment advisory agreement (the "Fixed Income Advisory Agreement") with The Putnam Advisory Company, Inc. ("Putnam"), a subsidiary of Marsh & McLennan, with respect to the management of the Company's fixed income securities and short-term cash portfolios. Subject to investment guidelines determined from time to time by the Investment/Finance Committee of the Board of Directors of the Company (the "Investment Committee"), Risk Capital Corp. and Putnam have the authority, among other things, to buy, sell, retain or exchange the type of investments for which they have been retained to manage. The Equity Advisory Agreement provides that, subject to general guidelines established from time to time by the Investment Committee, the Company may not invest in, purchase or dispose of equity securities unless such investment, purchase or disposition (including the terms thereof) has been approved by Risk Capital Corp. Equity securities include common stocks, preferred stocks and securities (including debt securities) convertible into or exercisable or exchangeable for common stocks or preferred stocks, and any similar securities or instruments, and any debt securities that were originally issued together with any such securities or instruments. The Company may, however, make strategic investments without the approval of Risk Capital Corp. Strategic investments are generally acquisitions (not being made for resale) of securities of companies engaged in the reinsurance business or other businesses, provided that the Company obtains control of such companies.

     Under the Equity Advisory Agreement, Risk Capital Corp. receives compensation on both public securities owned by the Company (the "Public Portfolio") and private equity securities owned by the Company (the "Private Portfolio"). With respect to equity securities in the Public Portfolio, the Company pays an annual fee equal to 0.35% of the daily average of the market prices of such securities. With respect to the Private Portfolio, the Company pays an annual fee equal to the sum of (i) 1.5% per annum on the first $250,000,000 in carrying value of securities in the Private Portfolio and (ii) 1.0% per annum on the carrying value of such securities in the Private Portfolio that exceeds $250,000,000. Risk Capital Corp. is also entitled to annual compensation equal to the excess, if any, of (x) 7.5% of cumulative net realized gains (as defined in the Equity Advisory Agreement) on equity securities in the Private Portfolio over (y) cumulative incentive compensation previously paid in prior years on cumulative net realized gains. The Equity Advisory Agreement provided for a minimum aggregate cash fee to Risk Capital Corp. of $500,000 per annum through December 31, 1997. Fees incurred under the Equity Advisory Agreement during fiscal years 1997 and 1996, and partial fiscal year 1995 were approximately $1,300,000, $686,000 and $151,000, respectively.

     Under the Fixed Income Advisory Agreement, the Company pays annual fees, based on the market value of assets included in the Company's fixed income portfolio, at the following rates: 0.35% per annum on the first $50,000,000, 0.30% per annum on the next $50,000,000, 0.20% per annum on the next $100,000,000 and 0.15% per annum on the market value of assets that exceed $200,000,000. For the short-term cash portfolio, the Company pays a fee equal to 0.15% per annum of the total monthly average market value of such portfolio. Fees incurred under the Fixed Income Advisory Agreement during 1997, 1996 and 1995 were approximately $493,000, $547,000 and $190,000, respectively.

     Risk Capital Corp. serves as investment manager to Trident and, accordingly, certain restrictions exist with respect to Risk Capital Corp.'s ability to make investment recommendations to the Company with respect to investments which would be suitable for both Trident and the Company. Under the Trident partnership agreement, until the earlier of May 6, 2000 or the date on which at least 75% of the aggregate capital of Trident has been drawn, neither Risk Capital Corp. nor any of its affiliates may organize, or invest in, any new or existing risk assumption entity unless Trident is first offered a reasonable opportunity to invest in such entity. Such restrictions may also apply to the Company. Such limitation, however, does not apply to investments in any such new entity where the total invested capital of such entity does not exceed $10,000,000.

     Pursuant to the Trident partnership agreement, where Trident has elected to make part, but not all, of the full investment otherwise available to it, the Company may not be offered the opportunity to participate in such investment unless Trident first offers at least all Trident partners with capital commitments of at least $50,000,000 the right to participate in such additional investment on a pro rata basis. Pursuant to the terms of the Equity Advisory Agreement, Risk Capital Corp. has agreed that it will not invest in such opportunities, and will not offer any such opportunities to its affiliates, without first offering the Company an opportunity to make such investment.

     Fixed income investments will be used to provide shorter-term liquidity and current returns. The fixed income securities portfolio generally will be invested in high quality, liquid securities, including securities issued by United States government agencies and United States government guaranteed securities.

     In addition, the Company allocated in early 1998 approximately $35,000,000 for investing in a diversified portfolio of high yielding fixed maturity investments managed by Miller Anderson & Sherrerd, LLP

("MAS"), a subsidiary of Morgan Stanley & Co. Such amount was taken from funds that were previously allocated for investing in short-term securities. MAS will manage the portfolio subject to investment guidelines established from time to time by the Investment Committee.

     Since a significant portion of the Company's investment portfolio will generally be equity securities issued by insurance and reinsurance companies and companies providing services to the insurance industry, the portfolio will lack industry diversification and will be particularly subject to the performance of the insurance industry. Such performance will affect the market prices of a significant portion of the Company's investment portfolio and the income and return on such investments, all of which could negatively affect the Company's underwriting capacity. As the Company's investment strategy is to invest a significant portion of its investment portfolio in equity securities, its investment income in any fiscal period may be smaller, as a percentage of investments, and less predictable than other competitor reinsurance companies, which tend to invest primarily in fixed income investments. Net realized and unrealized gains (losses) on investments may have a greater effect on the Company's results of operations or stockholders' equity at the end of any fiscal period than its competitor reinsurance companies.

     Operations

     At December 31, 1997, cash and invested assets totaled approximately $505.7 million, consisting of $98.2 million of cash and short-term investments, $132.2 million of publicly traded fixed maturity investments, $180.1 million of publicly traded equity securities and $95.3 million of privately held securities.

     Note 3 under the caption "Investment Information" of the accompanying Notes to Consolidated Financial Statements of the Company provides a table summarizing the components of net investment income for the years ended December 31, 1997 and 1996.

     The Company's investments on a consolidated basis at December 31, 1997 and December 31, 1996 consisted of the following:

                                               (Dollars in thousands)
                                                    December 31,
                                  ---------------------------------------------
                                           1997                    1996
                                  --------------------    ---------------------
                                  Estimated               Estimated
                                  Fair Value   Percent    Fair Value    Percent
                                  ----------   -------    ----------    -------

Cash and short-term .............. $ 98,181       19%      $106,352       27%
                                   --------      ---       --------      ---
Fixed maturities:
  U.S. government and government
     agencies ....................   44,135        9         35,796        9
  Municipal bonds ................   37,637        7         60,041       15
  Corporate bonds ................   19,323        4         17,316        5
  Mortgage and asset-backed
     securities ..................   30,487        6         26,709        7
  Foreign governments ............      577                     519
                                   --------      ---       --------      ---
     Sub-total, fixed maturities .  132,159       26        140,381       36
Equity securities:
  Publicly traded ................  180,052       36        117,360       30
  Privately held .................   95,336       19         28,847        7
                                   --------      ---       --------      ---
     Sub-total, equity securities   275,388       55        146,207       37
                                   --------      ---       --------      ---
         Total ................... $505,728      100%      $392,940      100%
                                   ========      ===       ========      ===

     Guidelines established by the Company restrict the portion of the fixed maturities portfolio that can be held in lower quality securities. At December 31, 1997, substantially all of the fixed maturity and short-term investments were rated investment grade by Moody's Investors Service, Inc. ("Moody's") or Standard & Poor's Corporation ("Standard & Poor's") and had an average quality rating of AA and an average duration of approximately 2.9 years.

     Contractual maturities of the Company's consolidated fixed maturity securities are shown below. Expected maturities, which are management's best estimates, will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                            (In thousands)
                                                           December 31, 1997
                                                      -------------------------
                                                       Estimated     Amortized
                                                       Fair Value       Cost
                                                      ------------   ----------
     Available for sale:
      Due in one year or less.......................     $22,507       $22,481
      Due after one year through five years.........      42,358        41,807
      Due after five years through 10 years.........      16,626        16,069
      Due after 10 years............................      20,181        19,448
                                                          ------        ------
         Sub-total..................................     101,672        99,805
      Mortgage and asset-backed securities..........      30,487        30,082
                                                          ------        ------
           Total....................................    $132,159      $129,887
                                                        ========      ========

     At December 31, 1997, the Company's investment portfolio included approximately $180.1 million of publicly traded equity securities and 15 investments in privately held securities totaling approximately $95.3 million, with additional investment portfolio commitments in an aggregate amount of approximately $22.6 million. At such date, all of the Company's equity investments were in securities issued by insurance and reinsurance companies or companies providing services to the insurance industry.

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

     The Company has not invested in derivative financial instruments such as futures, forward contracts, swaps, or options or other financial instruments with similar characteristics such as interest rate caps or floors and fixed-rate loan commitments. The Company's portfolio includes market sensitive instruments, such as mortgage-backed securities, which are subject to prepayment risk and changes in market value in connection with changes in interest rates. The Company's investments in mortgage-backed securities, which amounted to approximately $30.5 million at December 31, 1997, or 6% of cash and invested assets, are classified as available for sale and are not held for trading purposes.

Marketing

     The Company obtains substantially all of its reinsurance business through intermediaries representing the cedent in negotiations for the purchase of reinsurance. The process of effecting a brokered reinsurance placement typically begins when a cedent enlists the aid of an intermediary in structuring a reinsurance program. Often the intermediary will consult with one or more lead reinsurers as to the pricing and contract terms of the reinsurance protection being sought. Once the cedent has approved the terms quoted by the lead reinsurer, the intermediary will offer participation to qualified reinsurers until the program is fully subscribed to by reinsurers at terms agreed upon by all parties.

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

     The Company pays commissions to intermediaries based on negotiated percentages of the premium it writes. Direct writers of reinsurance typically incur higher fixed costs that are included in their underwriting expenses. Reinsurers using intermediaries can lower these costs during a downturn in the market by writing less business and incurring lower brokerage costs. Intermediaries do not generally have the authority to bind the Company with respect to reinsurance agreements nor does the Company generally commit in advance to accept any portion of the business that intermediaries submit to it. Reinsurance business from any cedent, whether new or renewal, is generally subject to acceptance by the Company.

     In 1997, (i) affiliates of Marsh & McLennan, including Balis & Co., Inc., Guy Carpenter & Company, Inc., Carpenter Bowring Ltd. and Marsh & McLennan FINPRO, and (ii) the Aon Group accounted for approximately 47.3% and 25.2%, respectively, of the Company's assumed net premiums written. In 1996, U.S. Reinsurance Corporation, Balis & Co., Inc. and Minet Re accounted for approximately 27.7%, 13.7%, and 12.1%, respectively, of the Company's assumed net premiums written. Loss of all or a substantial portion of the business provided by any of these intermediaries could have a short-term material adverse effect on the business and operations of the Company. The Company does not believe that the loss of such business would have a long-term material adverse effect due to the Company's competitive position within the broker reinsurance market and the availability of business from other intermediaries. The terms relating to the Company's intermediary arrangements with affiliates of Marsh & McLennan have been negotiated on an arm's-length basis.

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

     Given the Company's current level of surplus, under its current underwriting guidelines, the maximum net retention per risk for property treaties and per occurrence for casualty treaties is generally $10,000,000.

     Other than the Company's participation in "common account" retrocessional arrangements for certain reinsurance treaties and as provided below, the Company does not maintain retrocessional arrangements on a per risk or per treaty basis, or for the purpose of limiting its exposure with respect to catastrophe losses or unusual accumulations of losses resulting from a single occurrence involving two or more reinsured policies. The Company believes that such exposures are currently adequately managed through appropriate terms and conditions and pricing of reinsurance contracts. Common account reinsurance arrangements are arrangements whereby the ceding company enters into the reinsurance market and purchases a cover for the benefit of the ceding company and the reinsurers on the reinsurance treaty. Common account retrocessional arrangements reduce the effect of individual or aggregate losses to all participating companies with respect to a reinsurance treaty, including the cedent.

     In connection with the Company's expansion into marine and aerospace reinsurance underwriting in 1997, the Company entered into excess of loss retrocessional arrangements in late 1997 and early 1998 covering aggregate exposures on the Company's marine and aerospace business. For marine risks, under its current underwriting guidelines, the Company may retain a maximum of approximately $1,500,000 any one loss, net of retrocessional protection. For aerospace risks, under its current underwriting guidelines, the Company may retain a maximum of $1,000,000 any one loss, net of retrocessional protection. Retrocessional protections for marine and aerospace business are purchased by the Company on a limited aggregate basis. In addition, the Company purchased retrocessional protection for its Florida property portfolio, which provides coverage in the event of a catastrophe that results in industry-wide losses in Florida equal to or exceeding $25 billion.

     The Company will continue to evaluate its retrocessional requirements periodically in relation to many factors, including its surplus, gross line capacity and changing market conditions. Retrocessional arrangements do not relieve the Company from its obligations to the insurers and reinsurers from which it assumes business.

The failure of retrocessionaires to honor their obligations could result in losses to the Company. All retrocessionaires must conform to the Company's standards and must be specifically approved by the Company's Security Committee, which consists of five members of senior management, including the President. The evaluation process involves financial analysis of current audited financial data and comparative analysis of such data in accordance with guidelines established by the Company. Business may not be conducted with retrocessionaires that are not approved by the Security Committee.

     For an additional discussion regarding the Company's risk management policies, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations--Risk Retention."

Claims Administration

     Claims are managed by the Company's professional claims staff whose responsibilities include the review of initial loss reports, creation of claim files, determination of whether further investigation is required, establishment and adjustment of case reserves and payment of claims. In addition, the claims staff conducts comprehensive claims audits of both specific claims and overall claims procedures at the offices of selected ceding companies. In certain instances, as part of a comprehensive risk evaluation process, a claims audit may be performed prior to assuming reinsurance business or entering into an investment transaction.

Reserves for Unpaid Claims and Claims Expenses

     As a reinsurance company, the Company is required to establish and maintain reserves to cover its estimated ultimate liability for unpaid claims and claims expenses with respect to reported and unreported claims incurred as of the end of each accounting period (net of estimated related salvage and subrogation claims and retrocession recoverables (if any) of the Company). These reserves are estimates involving actuarial and statistical projections at a given time of what the Company expects the ultimate settlement and administration of claims to cost based on facts and circumstances then known, predictions of future events, estimates of future trends in claims severity and other variable factors such as inflation and new concepts of liability. For certain types of claims, it may over time be necessary to revise estimated potential loss exposure and therefore the Company's unpaid claims and claims expense reserves. The inherent uncertainties of estimating claims and claims expense reserves are exacerbated for reinsurers by the significant periods of time (the "tail") that often elapse between the occurrence of an insured claim, the reporting of the claim to the primary insurer and ultimately to the reinsurer, and the primary insurer's payment of that claim and subsequent indemnification by the reinsurer. As a consequence, actual claims and claims expenses paid may deviate, perhaps substantially, from estimates reflected in the Company's reserves in its financial statements. The estimation of reserves by new reinsurers, such as the Company, may be less reliable than the reserve estimations of a reinsurer with an established volume of business and loss history. To the extent reserves prove to be inadequate, the Company may have to augment such reserves and incur a charge to earnings. Such a development, while not anticipated, could result in a material charge to earnings or stockholders' equity in future periods.

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

     The reconciliation of claims and claims expense reserves for the years ended December 31, 1997 and December 31, 1996 is as follows:

                                                                (In thousands)
                                                                  Years Ended
                                                                  December 31,
                                                             -------------------
                                                               1997      1996
                                                             --------   --------
At beginning of year:
     Gross claims and claims expense reserves...............  $20,770         --
     Reinsurance recoverables...............................      522         --
                                                             --------   --------
       Net claims and claims expense reserves...............   20,248         --
Net claims and claims expenses incurred relating to:
     Current year...........................................   73,385    $24,079
     Prior year.............................................       22         --
                                                             --------   --------
         Total..............................................   73,407     24,079
Net paid claims and claims expenses incurred relating to:
     Current year...........................................   13,649      3,831
     Prior year.............................................    9,238         --
                                                              -------   --------
         Total..............................................   22,887      3,831
At end of year:
     Net claims and claims expense reserves current year....   70,768     20,248
     Reinsurance recoverables...............................       --        522
                                                             --------   --------
         Gross claims and claims expense reserves...........  $70,768    $20,770
                                                             ========   ========

     The Company believes that its exposure, if any, to environmental impairment liability and asbestos-related claims is minimal since no business has been written prior to 1996. The Company does not currently discount its reserves to reflect the present value of claims that may eventually be paid.

     Subject to the foregoing, the Company believes that the reserves for claims and claims expenses are adequate to cover the ultimate cost of claims and claims expenses incurred through December 31, 1997. The estimates will be continuously reviewed and as adjustments to these reserves become necessary, such adjustments will be reflected in current operations.

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

     Both facultative and treaty reinsurance can be written on both an excess of loss and a quota share basis. In quota share reinsurance, the reinsurer assumes from the reinsured a percentage specified in the treaty of each risk in the reinsured class of risk. Premiums that the reinsured pays to the reinsurer are proportional to the portion of the risk that the reinsurer assumes, and the reinsurer generally pays the reinsured a ceding commission to reimburse the reinsured for the expenses incurred in obtaining the business. The ceding commission may also contain a profit component. In quota share reinsurance, the reinsurer may receive the benefit of common account reinsurance and, therefore, the reinsurer will have credit risk with respect to the underlying reinsurers providing such common account reinsurance. In excess of loss treaty reinsurance, the reinsurer indemnifies the reinsured for a portion of the losses on underlying policies which exceed a specified loss retention amount up to an amount per loss specified in the treaty. Premiums that the reinsured pays to the reinsurer for excess of loss coverage are not directly proportional to the premiums that the reinsured receives because the reinsurer does not assume a proportionate risk. The reinsurer generally does not pay any commission to the reinsured in connection with excess of loss reinsurance. Excess of loss treaty reinsurance can, in turn, be written on a per risk or catastrophe basis. Per risk excess of loss reinsurance protects the reinsured against a loss resulting from a single risk or location. Catastrophe excess of loss reinsurance protects a reinsured from an accumulation or large number of related losses resulting from a variety of risks which may occur in a given catastrophe and hence is a highly volatile business.

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

     Since facultative reinsurance, unlike treaty reinsurance, usually involves the assumption of selected, individual risks and is sold in separate transactions, facultative reinsurance is typically priced for higher profit margins than treaty business. However, the reinsurer's losses may be higher for facultative business because the reinsurer may assume a higher potential liability and because the risks involved may be more volatile. In addition, underwriting expenses and, in particular, personnel costs, are higher on facultative business because each risk is individually underwritten and administered. Facultative reinsurance is normally purchased by insurance companies for individual risks not covered by their reinsurance treaties, for excess losses on risks covered by their reinsurance treaties, and for unusual risks. The demand for facultative reinsurance is typically inversely related to the supply of treaty reinsurance.

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

Competition

     The property and casualty reinsurance business is highly competitive. Competition is based on many factors, including the perceived overall financial strength of the reinsurer, premiums charged, contract terms and conditions, services offered, ratings assigned by independent rating agencies, speed of claims payment and reputation and experience. The Company, in pursuing its investment strategy, also competes with venture capitalists, buyout funds, merchant banking firms, investment banking firms and other banking and financing sources for investment opportunities in publicly traded and privately held equity securities. Competition is based on many factors, including the ability to identify trends and investment opportunities that could lead to superior returns, financial and personnel resources of the investor, the ability to negotiate investment terms effectively, and the ability of the investor to provide expertise and advice to companies targeted for investment.

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

     Significant competitors of the Company in the direct market include American Re-Insurance Company, Employers Reinsurance Corporation, General Reinsurance Corporation and Swiss Reinsurance Company. Significant competitors of the Company in the intermediary/broker market include Constitution Reinsurance Corporation, Everest Reinsurance Company, Kemper Reinsurance Company, NAC Reinsurance Company, PMA Reinsurance Corporation, The St. Paul Companies, Inc., TIG Reinsurance Corporation, Transatlantic Reinsurance Company, Trenwick America Reinsurance Corporation, Underwriters Reinsurance Company and Zurich Re North America. In addition, the Company competes with Lloyd's syndicates and certain companies operating in the London reinsurance market. The Company may also face competition from other market participants that determine to devote greater amounts of capital to the types of business written by the Company.

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

     A.M. Best ("Best") is generally considered to be a significant rating agency with respect to the evaluation of insurance and reinsurance companies. Best's ratings are based on a quantitative evaluation of performance with respect to profitability, leverage and liquidity and a qualitative evaluation of spread of risk, reinsurance program, investments, reserves and management. Unlike many of the Company's competitors, the Company has not been rated by Best. Best generally will not assign a rating to a company until it has accumulated representative operating performance. Insurance ratings are used by insurers and reinsurance intermediaries as an important means of assessing the financial strength and quality of reinsurers. In addition, a ceding company's own rating may be adversely affected by the lack of a rating of its reinsurer. Therefore, the lack of a rating may dissuade a ceding company from reinsuring with the Company and may influence a ceding company to reinsure with a competitor of the Company that has an insurance rating.

     The Company does not believe that the absence of a rating by Best has had a material adverse effect on the Company's ability to compete in the reinsurance markets in which it operates. There can be no assurances, however, that increased competitive pressure from current reinsurers and future entrants and the lack of a rating by Best or other insurance rating agencies will not adversely affect the Company.

     In March 1997, Demotech, Inc., an Ohio-based ratings firm ("Demotech"), issued to Risk Capital Reinsurance a 1997 Financial Stability Rating of A double prime Unsurpassed, Demotech's highest financial stability rating. The Company cannot predict whether the financial stability rating assigned to Risk Capital Reinsurance by Demotech will increase Risk Capital Reinsurance's ability to compete in the reinsurance markets in which it operates.

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

     State Regulation

     Risk Capital Reinsurance, in common with other insurers, is subject to extensive governmental regulation and supervision in the various states and jurisdictions in which it transacts business. The laws and regulations of the State of Nebraska, the domicile of Risk Capital Reinsurance, have the most significant impact on its operations. This regulation and supervision is designed to protect policyholders rather than investors and relates to, among other things, the standards of solvency which must be met and maintained, the nature of and limitations on investments, restrictions on the size of risk which may be insured under a single policy, and reserves and provisions for unearned premiums, losses and other purposes.

     Some states are considering legislative proposals which would authorize the establishment of an interstate compact concerning various aspects of insurer insolvency proceedings, including interstate governance of receiverships and guaranty funds. As of March 1998, such legislation had been adopted by three states, including Illinois, Michigan and Nebraska.

     Insurance departments also conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports relating to the financial condition of companies and other matters. Risk Capital Reinsurance has not been examined by the Nebraska Insurance Department other than in connection with the receipt of its insurance license in November 1995.

     Credit for Reinsurance

     A primary insurer ordinarily will enter into a reinsurance agreement only if it can obtain credit for the reinsurance ceded on its statutory financial statements. In general, credit for reinsurance is allowed in the following circumstances: (i) if the reinsurer is licensed in the state in which the primary insurer is domiciled and, in some instances, in certain states in which the primary insurer is licensed; (ii) if the reinsurer is an "accredited" or otherwise approved reinsurer in the state in which the primary insurer is domiciled and, in some instances, in certain states in which the primary insurer is licensed; (iii) in some instances, if the reinsurer (a) is domiciled in a state that is deemed to have substantially similar credit for reinsurance standards as the state in which the primary insurer is domiciled and (b) meets certain financial requirements; or (iv) if none of the above apply, to the extent that the reinsurance obligations of the reinsurer are collateralized appropriately, typically through the posting of a letter of credit for the benefit of the primary insurer or the deposit of assets into a trust fund established for the benefit of the primary insurer. Therefore, as a result of the requirements relating to the provision of credit for reinsurance, the Company is indirectly subject to certain regulatory requirements imposed by jurisdictions in which ceding companies are licensed.

     As of March 23, 1998, Risk Capital Reinsurance is licensed or is an accredited or otherwise approved reinsurer in 36 states as follows: Arkansas, Connecticut, Delaware, District of Columbia, Florida, Hawaii, Idaho, Illinois, Indiana, Iowa, Kentucky, Louisiana, Maryland, Michigan, Mississippi, Missouri, Montana, Nebraska (state of domicile), Nevada, New Hampshire, New Jersey, New Mexico, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Utah, Vermont, Virginia and Wisconsin. In addition, Risk Capital Reinsurance is also an authorized reinsurer in the Argentine Republic. Risk Capital Reinsurance has applications pending for licenses or reinsurance authorizations in Alaska, Georgia, Minnesota, New York, West Virginia, Wyoming and the United States Treasury Department for surety business. Risk Capital Reinsurance intends to apply for licenses or reinsurance authorizations in the remainder of the states as applicable requirements are met. If necessary, and until such time that all remaining reinsurance authorizations are granted, Risk Capital Reinsurance intends to appropriately collateralize its reinsurance obligations. The Company cannot predict if and when such authorizations will be granted.

     Investment Limitations

     The Nebraska insurance laws contain rules governing the types and amounts of investments that are permissible for Nebraska-domiciled insurers, including Risk Capital Reinsurance. These rules are designed to ensure the safety and liquidity of an insurer's investment portfolio. Investments in excess of statutory guidelines do not constitute "admitted assets" (i.e., assets permitted by the Nebraska insurance laws to be included in a domestic insurer's statutory financial statements), unless special approval is obtained from the Nebraska Director of Insurance (the "Nebraska Director"). Non-admitted assets do not count for the purposes of various financial ratios and tests, including those governing solvency and the ability to write premiums. An insurer may hold an investment authorized under more than one provision of the Nebraska insurance laws under the provision of its choice (except as otherwise expressly provided by law).

     Subject to the "basket" clause described below, the maximum amount of an insurer's authorized investments in preferred stock and common stock of insurance companies for calculation of admitted assets in Nebraska is the lesser of (i) the amount by which admitted assets exceed required capital and liabilities or (ii) 50% of policyholders surplus. At December 31, 1997, such amounts for Risk Capital Reinsurance were $380.0 million and $192.5 million, respectively. Stock of insurance companies is valued for these purposes at cost. Unrealized appreciation of such securities does not count for the purpose of determining the percentage of certain admitted assets attributable to insurance stock investments.

     While there is a concentration restriction which precludes investment of more than 5% of the insurer's admitted assets in any one issuer, this restriction does not apply to investments in common and preferred stock of other insurers whose senior debt obligations have received a designation of 1 or 2 from the Securities Valuation Office (the "SVO") of the National Association of Insurance Commissioners (the "NAIC"). Designations assigned by the SVO range from class 1 to class 6, with class 1 as the highest quality rating. Generally, SVO designations of 1 and 2 are comparable to investment grade ratings by Moody's and Standard & Poor's, and SVO designations of 3 to 6 are comparable to below investment grade ratings by such rating organizations.

      Other concentration restrictions preclude investment of more than 3%, 2%, 1% or 1/2% of an insurer's admitted assets in any one person whose senior debt obligations have received a designation of 3, 4, 5 or 6, respectively, from the SVO. In addition, an insurer's investments in debt obligations having a 4, 5 or 6 designation from the SVO may not exceed 4%, 2% or 1%, respectively, of the Company's admitted assets. Aggregate investments in obligations having any combination of 3, 4, 5 and 6 designations from the SVO may not exceed, in the aggregate, 15% of the insurer's admitted assets.

     An insurer's investments in equity interests of business entities (e.g., corporations, partnerships, limited liability companies and partnerships, trusts, joint ventures, etc.; including insurance companies) that are created or existing under the laws of the United States or Canada are also authorized under the Nebraska insurance laws, provided that, in the case of an investment in a business entity other than an insurance company, (i) the insurer may generally not invest in more than 10% of the total equity interests of such entity and
(ii) the investment will be subject to the concentration restrictions described above. In the case of an investment in a business entity that is a corporation, such entity must also meet certain requirements regarding retained earnings and dividend payment history.

     Authorized foreign investments by an insurer in foreign jurisdictions whose sovereign debt has a designation of 1, 2 or 3 from the SVO may not exceed, in the aggregate, 15% of the insurer's admitted assets. Investments may not be made in foreign jurisdictions whose sovereign debt has a designation of 4, 5 or 6 from the SVO. In addition, authorized foreign investments denominated in foreign currencies may not exceed, in the aggregate, 5% of the insurer's admitted assets. Authorized foreign investments must also have a minimum designation of 1 or 2 from the SVO (or corresponding investment grade rating from any rating organization recognized by the SVO, including Moody's and Standard & Poor's), and must be aggregated with investments of the same kinds and classes made under the Nebraska insurance laws (except for the "basket" clause) for purposes of determining compliance with the limitations contained in other sections.

     Notwithstanding the foregoing or any other limitations under the Nebraska insurance laws, there is a "basket" clause under which investments "not otherwise authorized" are permitted up to a maximum of the greater of (i) the lesser of (a) 25% of the amount by which admitted assets exceed total liabilities, excluding capital, or (b) 5% of admitted assets (investments authorized under this subsection of the "basket" clause may not include obligations with SVO designations of 3, 4, 5 or 6), or (ii) that portion of policyholders surplus which is in excess of 50% of the insurer's annual net written premiums. Derivative instruments otherwise authorized under the Nebraska insurance laws may not be authorized under the "basket" clause. As of December 31, 1997, the "basket" clause would have allowed Risk Capital Reinsurance to make investments not otherwise authorized under the Nebraska insurance laws up to a maximum amount of $312.6 million.

     The Nebraska insurance laws provide that the Nebraska Director may waive any of the legal investment limitations upon application by an insurer. The Nebraska Director is required to consider the following factors in determining whether to approve or disapprove any such application: (i) the credit risk quality of the proposed investment; (ii) the liquidity of the proposed investment and of the insurer's entire investment portfolio; (iii) the extent of the diversification of the insurer's investment portfolio; (iv) the yield of the proposed investment; (v) the reasonableness of the insurer's policyholders surplus in relation to the insurer's outstanding liabilities and financial needs; and (vi) any other relevant considerations. From time to time, it may be necessary for the Company to seek waivers from the Nebraska Director of the legal investment limitations imposed by the Nebraska insurance laws; no assurances can be given that such waivers can be obtained.

     States in which Risk Capital Reinsurance may become licensed or authorized may also seek to impose their legal investment laws on Risk Capital Reinsurance. Such laws vary from state to state and may not permit investments that are permitted under Nebraska law. To the extent that any state disallows an investment that is permitted under Nebraska law, Risk Capital Reinsurance's statutory surplus reflected in its statutory financial statements filed in such state would be reduced by the amount of such disallowance.

     Holding Company Acts

     State insurance holding company statutes provide a regulatory apparatus which is designed to protect the financial condition of domestic insurers operating within a holding company system. All holding company statutes require disclosure and, in some instances, prior approval of significant transactions between the domestic insurer and an affiliate. Such transactions typically include sales, purchases, exchanges, loans and extensions of credit, and investments between an insurance company and its affiliates, involving in the aggregate certain percentages of a company's admitted assets or policyholders surplus, or dividends that exceed certain percentages of the company's surplus or income.

     The Nebraska insurance laws and the insurance laws of other states generally regard an issuer as an "affiliate" of one of its investors if it is controlled by, or is under common control with, the investor. Generally, "control" means the possession of the power to direct or cause the direction of the management and policies of the issuer, whether through the ownership of voting securities, by contract or otherwise. Control is generally presumed to exist if the investor, directly or indirectly, owns or controls 10% or more of the voting securities of the issuer. The Nebraska insurance laws and the insurance laws of other states generally allow investors to rebut this presumption by filing a "disclaimer" that sets forth the bases for disclaiming affiliation. In certain states, such as Nebraska, a disclaimer is deemed effective once filed unless it is specifically disallowed by the respective insurance department (after the parties in interest have been provided notice and an opportunity to be heard). In other states, a disclaimer must be specifically approved by the relevant insurance department. In cases where Risk Capital Reinsurance may be presumed to "control," and therefore deemed an affiliate of, an insurer under applicable holding company statutes, Risk Capital Reinsurance intends to continue to file disclaimers with respect to such insurer unless prevented by the surrounding circumstances.

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

     Liquidation of Insurers

     The liquidation of insurance companies, including reinsurers, is generally conducted pursuant to state insurance law. In the event of the liquidation of Risk Capital Reinsurance, such liquidation would be conducted by the Nebraska Director as the domestic receiver of the properties, assets and business of Risk Capital Reinsurance. Liquidators located in other states (known as ancillary liquidators) in which Risk

Capital Reinsurance conducts business may have jurisdiction over assets or properties located in such states under certain circumstances. Under Nebraska law, all creditors of Risk Capital Reinsurance, including but not limited to reinsureds under its reinsurance agreements, would be entitled to payment of their allowed claims in full from the assets of Risk Capital Reinsurance before RCHI, as a stockholder of Risk Capital Reinsurance, would be entitled to receive any distribution therefrom.

     Regulation of Dividends and Other Payments from Insurance Subsidiaries

     As an insurance holding company, RCHI will be largely dependent on dividends and other permitted payments from Risk Capital Reinsurance to meet its obligations. The ability of Risk Capital Reinsurance to pay dividends or make other distributions is subject to insurance regulatory limitations of Nebraska, the state in which Risk Capital Reinsurance is domiciled. The Nebraska insurance laws provide that dividends or other distributions, together with other dividends or distributions paid during the preceding 12 months, may not exceed the greater of (i) 10% of statutory surplus as of the preceding December 31 or
(ii) statutory net income from operations for the preceding calendar year not including realized capital gains. Net income (exclusive of realized capital gains) not previously distributed or paid as dividends from the preceding two calendar years may be carried forward for dividend and distribution purposes. Any proposed dividend or distribution in excess of such amount is called an "extraordinary" dividend or distribution and may not be paid until either it has been approved, or a 30-day waiting period has passed during which it has not been disapproved, by the Nebraska Director. Notwithstanding the foregoing, the Nebraska insurance laws provide that any distribution that is a dividend may be paid by Risk Capital Reinsurance only out of earned surplus arising from its business, which is defined as unassigned funds (surplus) as reported in the statutory financial statement filed by Risk Capital Reinsurance with the Nebraska Insurance Department for the most recent year. In addition, the Nebraska insurance laws also provide that any distribution that is a dividend and that is in excess of Risk Capital Reinsurance's unassigned funds (exclusive of any surplus arising from unrealized capital gains or revaluation of assets) will be deemed an "extraordinary" dividend subject to the foregoing requirements. See Note 10 of the Notes to the Consolidated Financial Statements of the Company.

     The Nebraska insurance laws also require that the statutory surplus of Risk Capital Reinsurance following any dividend or distribution be reasonable in relation to its outstanding liabilities and adequate to its financial needs. The Nebraska Director is required to apply certain factors in determining the adequacy of an insurer's surplus, including, among other things, the size of the insurer, the extent to which the insurer's business is diversified, the number and size of risks insured by each line of business, the extent of geographical dispersion of insured risks and the reinsurance program, and characteristics of the investment portfolio. In addition, the Nebraska insurance laws require that each insurer give notice to the Nebraska Director of all dividends and other distributions within five business days following declaration thereof and that any such dividend or other distribution may not be paid within 10 business days of such notice (the "Notice Period") unless for good cause shown the Nebraska Director has approved such payment within the Notice Period.

     Insurance Regulatory Information System Ratios

     The NAIC's Insurance Regulatory Information System ("IRIS") was developed by a committee of state insurance regulators and is intended primarily to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies 11 industry ratios and specifies "usual values" for each ratio. Departure from the usual values of the ratios can lead to inquiries from individual state insurance commissioners as to certain aspects of an insurer's business. For the year ended December 31, 1997, Risk Capital Reinsurance's results were within the usual values for nine of the 11 ratios. The "change in writings" ratio was outside the usual value due to the fact that Risk Capital Reinsurance commenced writing reinsurance business in 1996. The "investment yield" ratio was outside the usual value primarily due to Risk Capital Reinsurance's investment strategy of investing a significant portion of its investment portfolio in equity securities, which generally yield less current investment income than fixed maturity investments. Due to Risk Capital Reinsurance's limited operating history, its current IRIS ratios are not meaningful indicators of its financial condition or of the IRIS ratios it may experience in the future.

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

     Risk-Based Capital Requirements

     In order to enhance the regulation of insurer solvency, the NAIC adopted in December 1993 a formula and model law to implement risk-based capital requirements for property and casualty insurance companies. Effective January 1, 1994, Nebraska adopted risk-based capital legislation for property and casualty companies which is similar to the NAIC risk-based capital requirements. These risk-based capital requirements are designed to assess capital adequacy and to raise the level of protection that statutory surplus provides for policyholder obligations. The risk-based capital model for property and casualty insurance companies measures three major areas of risk facing property and casualty insurers: (i) underwriting, which encompasses the risk of adverse loss developments and inadequate pricing; (ii) declines in asset values arising from credit risk; and (iii) declines in asset values arising from investment risks. Insurers having less statutory surplus than required by the risk-based capital calculation will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy. Equity investments in common stock typically are valued at 85% of their market value under the risk-based capital guidelines. For equity investments in an insurance company affiliate, the risk-based capital requirement for the equity securities of such affiliate would generally be the Company's proportionate share of the affiliate's risk-based capital requirement. For a discussion of "affiliate" status under the insurance laws, see "Business--Insurance Regulation--Holding Company Acts."

     The Company's surplus (as calculated for statutory annual statement purposes) is well above the risk-based capital thresholds that would require either company or regulatory action.

     Regulation of Certain Reinsurance Intermediaries

     Certain states, including Nebraska, have adopted legislation or regulation that, in effect, places additional requirements upon insurance and reinsurance intermediaries and brokers when, on behalf of an insured, they place business with an insurance or reinsurance company that is affiliated with such intermediary or broker. While the Company believes that there is no such affiliation between the Company and reinsurance intermediaries that may be affiliated with Marsh & McLennan, no assurances can be given that other persons (including such intermediaries) may not take a contrary position. While the Company believes that compliance with such regulations would not be burdensome upon an intermediary or broker, no assurances can be given as to whether a broker or intermediary would decide to place or continue to place business with the Company if such regulations were viewed to be applicable.

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

Senior Management

     The Company's senior management team consists of:

     Name                 Age  Position
     ----                 ---  --------

     Mark D. Mosca        44   President, Chief Executive Officer and Director
     Robert Clements      65   Chairman and Director
     Peter A. Appel       36   Managing Director, General Counsel and Secretary
     Bonnie L. Boccitto   48   Managing Director and Chief Underwriting Officer*
     Paul J. Malvasio     51   Managing Director, Chief Financial Officer and
                                    Treasurer

     ----------
     *  Chief Underwriting Officer of Risk Capital Reinsurance.

     Mark D. Mosca was elected President and Director of RCHI in June 1995 and Chief Executive Officer of RCHI in March 1998, and President, Chief Executive Officer and Director of Risk Capital Reinsurance in August 1995. Prior to that time, he was Senior Vice President and Chief Underwriting Officer of Zurich Reinsurance Centre Holdings, Inc. since the completion of its initial public offering in May 1993. Prior thereto, Mr. Mosca served as a Vice President of NAC Re Corporation ("NAC Re"), where he was manager of the Treaty Division since February 1986. From 1975 to 1986, Mr. Mosca was employed by General Reinsurance Corporation where he was a Vice President. Mr. Mosca holds an A.B. degree from Harvard University.

     Robert Clements was elected Chairman and Director of RCHI at its formation in March 1995 and Chairman and Director of Risk Capital Reinsurance in September 1995. He is currently an advisor to Risk Capital Corp., with whom he served as Chairman and Chief Executive Officer from January 1994 to March 1996. Prior thereto, he served as President of Marsh & McLennan Companies, Inc. since 1992, having been Vice Chairman during 1991. He was Chairman of J&H Marsh & McLennan, Incorporated (formerly Marsh & McLennan, Incorporated), a subsidiary of Marsh & McLennan Companies, Inc., from 1988 until March 1992. He joined Marsh & McLennan, Ltd., a Canadian subsidiary of Marsh & McLennan Companies, Inc., in 1959. Mr. Clements is a director of EXEL Limited and Hiscox plc. He is Chairman of the Board of Trustees of The College of Insurance and a member of Rand Corp. President's Council.

     Peter A. Appel has been a Managing Director, General Counsel and Secretary of both RCHI and Risk Capital Reinsurance since November 1995. From September 1987 to November 1995, Mr. Appel practiced law with the New York firm of Willkie Farr & Gallagher, where he was a partner from January 1995. He holds an A.B. degree from Colgate University and a law degree from Harvard University.

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

Employees

     At March 23, 1998, the Company employed a total of 37 full-time employees. The Company will continue to increase its staff over time commensurate with the expansion of operations. The Company's employees are not represented by a labor union and the Company believes that its employee relations are good.

                      GLOSSARY OF SELECTED INSURANCE TERMS

Admitted assets.................Assets  permitted by state law to be included as "assets" in an insurance company's annual statement.

Annual Statement................A report that an insurance company must file annually with the state insurance
                                commissioner in its domiciliary state and each other state in which it does business. The statement shows the current status of reserves, expenses, assets, total liabilities and investment portfolio.

Assume..........................To take from an insurer or reinsurer (a ceding company) all or part of a risk
                                underwritten by such person, along with the related premiums, losses and expenses.

Attachment point................The amount of loss (per occurrence or in the aggregate, as the case may be) above which excess of loss coverage becomes operative.

Broker market reinsurer.........A reinsurer that markets and sells reinsurance through brokers rather than
                                through its own employees.

Case reserves...................Loss reserves established with respect to individual reported claims.

Casualty insurance..............Insurance which is primarily concerned with the losses caused by injuries to third
                                persons (in other words, persons other than the policyholder) and the legal liability imposed on the insured resulting therefrom.

Catastrophe reinsurance.........A form of excess of loss reinsurance that, subject to a specified limit, indemnifies the ceding company for the amount of loss in excess of a specified retention with respect to an accumulation of losses resulting from a catastrophic event. The actual reinsurance document is called a "catastrophe cover."

Cede; Cedent; Ceding company....When a party reinsures all or part of its risks with another, it "cedes" business and is referred to as the "cedent" or "ceding company."

Common account reinsurance......Arrangements whereby the ceding company enters the reinsurance market and purchases a cover for the benefit of the ceding company and the reinsurers on the reinsurance treaty. A pro rata portion of the costs of this protection is deducted from the ceded premium.

Credit enhancement..............Use of financial guaranty to upgrade the quality of a security through the use of an insurance policy or letter of credit or other means.

Direct underwriter;
  Direct writer.................An insurer or reinsurer that markets and sells insurance directly to its insureds or reinsureds without the assistance of brokers.

Excess of loss reinsurance......A generic term describing reinsurance that indemnifies the reinsured against all or a specified portion of losses on underlying insurance policies in excess of a specified amount, which is called a "level" or "retention." Also known as non-proportional reinsurance. Excess of loss reinsurance is written in layers. A reinsurer or group of reinsurers accepts a band of coverage up to a specified amount. The total coverage purchased by the cedent is referred to as a "program" and will typically be placed with predetermined reinsurers in prenegotiated layers. Any liability exceeding the outer limit of the program reverts to the ceding company, which also bears the credit risk of a reinsurer's insolvency.

Facultative reinsurance.........The reinsurance of all or a portion of the insurance provided by a single policy. Each policy reinsured is separately negotiated.

Finite risk reinsurance........Similar to traditional reinsurance with the exception that there is a finite risk to the reinsurer with respect to minimum and maximum exposure in relation to the premium to be received.

Gross premiums written.........Total premiums for insurance and reinsurance assumed during a given period.

Incurred but not reported
  ("IBNR").....................Reserves for estimated losses that have been incurred by insureds and reinsureds but not yet reported to the insurer or reinsurer, including unknown future developments on losses which are known to the insurer or reinsurer.

In-force premiums..............The total of estimated annualized premiums of all policies in force as of a certain date which would be anticipated to generate net premiums written during the annual period being considered.

Intermediary/broker............One who negotiates contracts of insurance between an insured and a primary insurer on behalf of the insured and/or contracts of reinsurance between a primary insurer or other reinsured and a reinsurer on behalf of the primary insurer or reinsured, in each case receiving a commission for placement and other services rendered.

Lloyd's syndicate..............Underwriting members of Lloyd's (which can be individual "names" and/or dedicated corporate members) that group together annually to form a syndicate to underwrite insurance coverage. Each syndicate is managed by a Lloyd's-approved managing agent, which appoints one or more active or named underwriters who have the authority to bind the syndicate to contracts of insurance, pay claims and effect recoveries.

Net premiums written...........Gross premiums written for a given period less premiums ceded to retrocessionaires during such period.

Primary insurer................An insurance company that contracts with the insured to provide insurance coverage. Such insurer may then cede a portion of its business to reinsurers.

Probable maximum loss..........Under Risk Capital Reinsurance's current guidelines, probable maximum loss is the anticipated maximum exposure to an event of a magnitude such that it would be expected to occur once in 100 years.

Quota share or proportional
  reinsurance..................A generic term describing all forms of reinsurance in which the reinsurer shares a proportional part of the original premiums and losses of the reinsured. (Also known as pro rata reinsurance or participating reinsurance.) In proportional reinsurance, the reinsurer generally pays the ceding company a ceding commission. The ceding commission generally is based on the ceding company's cost of acquiring the business being reinsured (including commissions, premium taxes, assessments and miscellaneous administrative expenses) and also may include a profit factor. Generally, the reinsurer gets the benefit of common account reinsurance.

RAA............................Reinsurance Association of America, a trade association of medium and large property and casualty reinsurers doing business in the United States. The RAA provides statistical data concerning the markets, which voluntarily provide such information to the RAA.

Reinsurance....................An arrangement in which an insurance company, the reinsurer, agrees to indemnify another insurance or reinsurance company, the ceding company, against all or a portion of the insurance or reinsurance risks underwritten by the ceding company under one or more policies. Reinsurance can provide a ceding company with several benefits, including a reduction in net liability on individual risks and catastrophe protection from large or multiple losses. Reinsurance also provides a ceding company with additional underwriting capacity by permitting it to accept larger risks and write more business than would be possible without a concomitant increase in capital and surplus, and facilitates the maintenance of acceptable financial ratios by the ceding company. Reinsurance does not legally discharge the ceding company from its liability with respect to its obligations to the insured.

Reserves.......................Liabilities established by insurers and reinsurers to reflect the estimated costs of claims payments and the related expenses that the insurer or reinsurer will ultimately be required to pay in respect of insurance or reinsurance it has written. Reserves are established for losses and for unpaid claims and claims expenses and for unearned premiums. Loss reserves consist of case reserves and IBNR reserves. For reinsurers, unpaid claims and claims expense reserves are generally not significant because substantially all of the unpaid claims and claims expenses associated with particular claims are incurred by the primary insurer and reported to reinsurers as losses. Unearned premium reserves constitute the portion of premiums paid in advance for insurance or reinsurance that has not yet been provided.

Retention......................The amount or portion of risk that an insurer retains for its own account. Losses in excess of the retention level are paid by the reinsurer. In proportional treaties, the retention may be a percentage of the original policy's limit. In excess of loss business, the retention is a dollar amount of loss, a loss ratio or a percentage.

Retrocession...................A transaction whereby a reinsurer cedes to another reinsurer (the "retrocessionaire") all or part of the reinsurance that the first reinsurer has assumed. Retrocessions do not legally discharge the ceding reinsurer from its liability with respect to its obligations to the reinsured. Reinsurance companies cede risks to retrocessionaires for reasons similar to those that cause primary insurers to purchase reinsurance: to reduce net liability on individual risks, to protect against catastrophic losses, to stabilize financial ratios and to obtain additional underwriting capacity.

Statutory accounting
 principles ("SAP")............The rules and procedures prescribed or permitted by United States state insurance regulatory authorities including the NAIC, which govern the preparation of financial statements. Such rules and procedures generally reflect a liquidating, rather than going concern, concept of accounting.

Statutory composite ratio......Provides an overall indication of underwriting profitability. The ratio is the sum of: the ratio of commissions and other underwriting expenses to premiums written, and the ratio of claims and claims expenses to premiums earned. A statutory composite ratio under 100% indicates underwriting profitability, while a composite ratio exceeding 100% indicates an underwriting loss.

Statutory surplus..............The excess of admitted assets over total liabilities (including loss reserves),
                               determined in accordance with SAP.

Tail...........................The period of time that elapses between the writing of the applicable insurance policy or the loss event (or the insurer's knowledge of the loss event) and the payment in respect thereof.

Treaties.......................The reinsurance of a specified type or category of risks defined in a reinsurance agreement (a "treaty") between an insurer and a reinsurer or between a reinsurer and a retrocessionaire. In treaty reinsurance the cedent is typically obligated to offer, and the reinsurer or retrocessionaire is obligated to accept, a specified portion of a type or category of risks insured by the ceding company as set forth in the governing contract. Treaty reinsurance may provide for proportional or non-proportional reinsurance.

Underwriting...................The insurer's or reinsurer's process of reviewing applications submitted for
                               insurance coverage, deciding whether to
                               accept all or part of the coverage requested and determining the applicable premiums.

Underwriting capacity..........The maximum amount that an insurance company can underwrite. The limit is generally
                               determined by the company's policyholders or statutory surplus, which depends, among other things, on the insurer's admitted assets. Reinsurance serves to increase a company's capacity by reducing its exposure from particular risks.

ITEM 2.  PROPERTIES

     In March 1996, the Company entered into a sublease agreement initially expiring in October 2002 for approximately 40,000 square feet of office space in Greenwich, Connecticut, at which the Company's offices are located. Future minimum rental charges for the remaining term of the sublease, exclusive of escalation clauses and maintenance costs and net of rental income, will be approximately $2.8 million. The Company's rental expense, net of sublease income, during 1997 and 1996 was approximately $643,000 and $613,000, respectively.

     Commencing in 1996, the Company subleased approximately 13,000 square feet of the office space to Risk Capital Corp. for a term expiring in October 2002. Future minimum rental income under the remaining term of the sublease, exclusive of escalation clauses and maintenance costs, will be approximately $2.1 million. Rental income for 1997 and 1996 was $430,000 and $264,000, respectively. Risk Capital Corp. also reimbursed the Company approximately $574,000 in 1997 for Risk Capital Corp.'s pro rata share of improvement and maintenance costs under the sublease. In addition, commencing in 1997, the Company subleased approximately 6,000 square feet of the office space to another tenant for a term expiring in October 2002. Future minimum rental income under the remaining term of the sublease, exclusive of escalation clauses and maintenance costs, will be approximately $689,000. Rental income for 1997 was $117,000, of which $44,000 was paid to Risk Capital Corp. as its pro rata share of such income.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is subject to litigation and arbitration in the ordinary course of its business. The Company is not currently involved in any litigation or arbitration.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of security holders during the fourth quarter of 1997.

                                     Part II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

     Shares of the Common Stock are traded on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol "RCHI." For the periods presented below, the high and low sales prices and closing prices for the Common Stock as reported on the Nasdaq National Market were as follows:

                                         Three Months Ended
                       ---------------------------------------------------------
                        December 31,  September 30,    June 30,      March 31,
                           1997           1997           1997          1997
                       -------------  -------------  ------------  ------------
High ...............     $23.375        $23.375        $21.000        $19.250
Low ................      20.875         20.500         16.000         16.125
Close ..............      22.250         23.000         21.000         17.000

                                         Three Months Ended
                       ---------------------------------------------------------
                        December 31,  September 30,    June 30,      March 31,
                           1996           1996           1996          1996
                       -------------  -------------  ------------  ------------
High ...............     $19.875        $20.750        $20.500        $23.250
Low ................      15.875         16.500         19.125         19.750
Close ..............      19.375         19.000         19.625         20.500

     On March 20, 1998, the high and low sales prices and the closing price for the Common Stock as reported on the Nasdaq National Market were $23.375, $22.750 and $23.125, respectively.

Holders

     As of March 20, 1998, there were 45 holders of record of the Common Stock and approximately 1,501 beneficial holders of the Common Stock.

Dividends

     The Company has not declared any dividends since its formation in 1995. The declaration and payment of dividends will be at the discretion of the Board of Directors of RCHI and will depend upon the Company's results of operations and cash flows, the financial position and capital requirements of the Company, general business conditions, legal, tax and regulatory restrictions on the payment of dividends, and other factors the Board of Directors of RCHI deems relevant. There is no requirement or assurance that dividends will be declared or paid in the future. The payment of dividends by RCHI will be dependent upon the ability of Risk Capital Reinsurance to provide funds to RCHI. For a description of the restrictions on the ability of Risk Capital Reinsurance to pay dividends or make distributions to RCHI, see "Business--Insurance Regulation--Regulation of Dividends and Other Payments from Insurance Subsidiaries," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 10 of the Notes to the Consolidated Financial Statements of the Company.

ITEM 6.  SELECTED FINANCIAL DATA

     Set forth below is certain selected consolidated financial information for fiscal years 1997 and 1996, and the period from June 23, 1995 (date of inception) to December 31, 1995. This information should be read in conjunction with the accompanying Consolidated Financial Statements of the Company and the Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                   Years Ended December 31,      Period from
                                   --------------------------  June 23, 1995 to
                                       1997            1996    December 31, 1995
                                   -------------   ----------  -----------------
                                         (In thousands, except share data)
Income Statement Data
Net premiums earned ............    $107,372         $35,761
Net investment income ..........      14,360          13,151         $4,578
Net realized investment
    gains (losses) .............        (760)          1,259            397
Total revenues .................     120,972          50,171          4,975
Net income .....................       2,039           4,112          1,019
Average shares outstanding
    Basic ......................  17,032,601      16,981,724     16,747,084
    Diluted ....................  17,085,788      16,983,909     16,990,425
Net income per share
    Basic ......................       $0.12           $0.24          $0.06
    Diluted ....................        0.12            0.24           0.06

                                                   At December 31,
                                 -----------------------------------------------
                                      1997           1996            1995
                                  ------------   ------------   --------------
                                       (In thousands, except share data)

Balance Sheet Data
Total assets ...................    $581,247        $432,486       $350,986
Total stockholders' equity .....     401,031         352,213        340,215
Shares outstanding
    Basic ......................  17,058,462      17,031,246     16,941,125
    Diluted ....................  17,601,608      17,065,406
Book value per share
    Basic ......................      $23.51          $20.68         $20.08
    Diluted ....................       22.79           20.64

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

     The Company

     RCHI is the holding company for Risk Capital Reinsurance, its wholly owned subsidiary which is domiciled in Nebraska. RCHI was incorporated in March 1995 and commenced operations during September 1995 upon completion of the Offerings. RCHI received aggregate net proceeds from the Offerings of approximately $335.0 million, of which $328.0 million was contributed to the capital of Risk Capital Reinsurance. On November 6, 1995, Risk Capital Reinsurance was licensed under the insurance laws of the State of Nebraska. As of December 31, 1997, the statutory surplus of Risk Capital Reinsurance was approximately $385 million.

     Recent Industry Performance

     Demand for reinsurance is influenced significantly by underwriting results of primary property and casualty insurers and prevailing general economic and market conditions, all of which affect liability retention decisions of primary insurers and reinsurance premium rates. The supply of reinsurance is related directly to prevailing prices and levels of surplus capacity, which, in turn, may fluctuate in response to changes in rates of return on investments being realized in the reinsurance industry. Perceived surplus capacity has led to pressure on pricing and other terms, which pressure is expected to continue in 1998. The industry's profitability can also be affected significantly by volatile and unpredictable developments, including changes in the propensity of courts to grant larger awards, natural disasters (such as catastrophic hurricanes, windstorms, earthquakes, floods and fires), fluctuations in interest rates and other changes in the investment environment that affect market prices of investments and the income and returns on investments, and inflationary pressures that may tend to affect the size of losses experienced by ceding primary insurers. The reinsurance industry is highly competitive and dynamic, and market changes may affect, among other things, demand for the Company's products, changes in investment opportunities (and the performance thereof), changes in the products offered by the Company or changes in the Company's business strategy. (See "Cautionary Note Regarding Forward-Looking Statements.")

     Reinsurance treaties that are placed by intermediaries are typically for one year terms with a substantial number that are written or renewed on January 1 each year. Other significant renewal dates include April 1, July 1 and October
1. The January 1, 1998 renewal period was marked by continuing intensified competitive conditions in terms of premium rates and treaty terms and conditions in both the property and casualty segments of the marketplace. These conditions have been worsened due to large domestic primary companies retaining more of their business and ceding less premiums to reinsurers. While the Company is initially somewhat disadvantaged compared to many of its competitors, which are larger, have greater resources and longer operating histories than the Company, it believes it has been able to generate attractive opportunities in the marketplace due to its substantial unencumbered capital base, experienced management team, relationship with its equity investment advisor and strategic focus on generating a small number of large reinsurance treaty transactions that may also be integrated with an equity investment in client companies as well as its expansion into the marine and aerospace lines of business commencing late in 1997.

     At January 1, 1998, the Company had approximately 200 renewable reinsurance treaties that are in force, with approximately $170 million of estimated annualized net premiums written, compared to $128 million at January 1, 1997. Such in-force premiums at January 1, 1998 represent estimated annualized premiums from treaties entered into during 1997 and the January 1, 1998 renewal period that are expected to generate net premiums written during 1998. Such renewable treaties at January 1, 1998 are estimated to generate approximately $113 million of net premiums written over the 12-month period ending December 31, 1998 without taking into account certain factors, including the possibility that (i) several treaties entered into in 1997 that are scheduled to expire during the remainder of 1998 may be renewed and (ii) additional treaties may be bound during 1998.

     Results of Operations

     For the years ended December 31, 1997 and 1996 and for the period June 23, 1995 (date of inception) to December 31, 1995, the Company had consolidated net income of approximately $2.0 million, or $0.12 per share, $4.1 million, or $0.24 per share, and $1.0 million, or $0.06 per share, respectively. After-tax realized investment gains (losses) of ($0.5 million), or ($0.03) per share, $0.8 million, or $0.05 per share, and $0.3 million, or $0.02 per share, were also included in net income for the 1997, 1996 and 1995 periods, respectively. Net income for each of the years ended 1997 and 1996 included losses of $0.2 million, or $0.01 per share, representing the Company's equity in the net loss of investee companies accounted for under the equity method of accounting.

     Net Premiums Written

     Net premiums written for the year ended December 31, 1997 compared to 1996 was as follows:

                                                     (In millions)
                                                      Years Ended
                                                     December 31,
                                         --------------------------------------
                                              1997                  1996
                                         ---------------      -----------------
               Property...............       $17.8                  $19.4
               Casualty...............        69.7                   17.6
               Multi-line.............        45.9                   21.8
               Specialty..............        10.0                   13.7
               Marine.................         1.4                     --
                                         ===============      =================
                   Total..............      $144.8                  $72.5
                                         ===============      =================

     Approximately 28.5% and 5.2% of net premiums written in 1997 and 1996, respectively, were generated from companies in which the Company has invested or committed to invest funds. Approximately 28% and 30% of net premiums written in 1997 and 1996, respectively, were from non-United States clients, which are Lloyd's syndicates or are located in the United Kingdom and Continental Europe.

     Consistent with the Company's strategy of writing a small number of large treaties for its core business, five clients contributed approximately $68 million, or 45%, of the Company's 1997 net premiums written, with the largest client contributing approximately 18% and the remaining four clients each contributing an amount ranging from 5% to 8%. One client that contributed 8% of 1997 net premiums written is expected to retain most of the business it previously ceded to the Company. While not anticipated, the reduction or loss of business assumed from one or more large clients could have a material adverse effect on the Company's results of operations to the extent not offset by new business.

     Approximately $32.9 million, or 46%, of net premiums written in 1996 resulted from unearned premium portfolios and other non-recurring transactions. This amount included $11.9 million of specialty premiums written from contracts pursuant to which the Company reinsures a portion of one underlying policy for multiple years. Such premiums will be earned over the multiple periods as the exposures expire. In 1997, there were no significant unearned premium portfolios or other non-recurring transactions included in net premiums written.

     Operating Costs and Expenses

     One traditional means of measuring the underwriting performance of a property/casualty insurer, such as the Company, is the statutory composite ratio. This ratio, which is based upon statutory accounting principles (which differ from generally accepted accounting principles in several respects), reflects underwriting experience, but does not reflect income from investments. A statutory composite ratio under 100% indicates underwriting profitability, while a composite ratio exceeding 100% indicates an underwriting loss.

     Set forth below are the Company's statutory composite ratios for the years ended December 31, 1997 and 1996 and the estimated aggregate statutory composite ratio for domestic reinsurers based on data reported by the RAA as of such dates:

                                                          Years Ended
                                                          December 31,
                                               --------------------------------
                                                    1997              1996
                                               --------------    --------------
          Claims and claims expenses.........       68.4%             67.3%
          Commissions and brokerage..........       28.8              23.7
                                               --------------    --------------
                                                    97.2              91.0
          Other operating expenses...........        9.1              15.3
                                               ==============    ==============
          Statutory composite ratio..........       106.3%            106.3%
                                               ==============    ==============

          Domestic reinsurer aggregate
            statutory composite ratios:......       102.3%            103.1%
                                               ==============    ==============

     The Company's 1997 statutory composite ratio, while essentially unchanged from the 1996 ratio, contains a higher aggregate claims and claims expenses and commissions and brokerage ratio component in 1997, which reflects a business mix with a higher casualty content. Such increase was offset by a lower other operating expenses ratio as the Company continues to leverage its infrastructure with increased premium writings. There was no significant favorable or unfavorable claims development from 1996.

     Claims and claims expenses generally represent the Company's most significant and uncertain costs. Reserves for these expenses are estimates involving actuarial and statistical projections at a given time of what the Company expects the ultimate settlement and administration of claims to cost based on facts and circumstances then known. The reserves are based on estimates of claims and claims expenses incurred and, therefore, the amount ultimately paid may be more or less than such estimates. The inherent uncertainties of estimating claim reserves are exacerbated for reinsurers by the significant periods of time (the "tail") that often elapse between the occurrence of an insured loss, the reporting of the loss to the primary insurer and, ultimately, to the reinsurer, and the primary insurer's payment of that loss and subsequent indemnification by the reinsurer. As a consequence, actual claims and claims expenses paid may deviate, perhaps substantially, from estimates reflected in the Company's reserves reported in its financial statements. The estimation of reserves by new reinsurers, such as the Company, may be less reliable than the reserve estimations of a reinsurer with an established volume of business and claims history. To the extent reserves prove to be inadequate, the Company may have to augment such reserves and incur a charge to earnings. Such a development, while not anticipated, could occur and result in a material charge to earnings or stockholders' equity in future periods. Subject to the foregoing, the Company believes that the reserves for claims and claims expenses are adequate to cover the ultimate cost of claims and claims expenses incurred through December 31, 1997.

     In pricing its reinsurance treaties, the Company focuses on many factors, including exposure to claims and commissions and brokerage expenses. Commissions and brokerage expenses are acquisition costs that generally vary by the type of treaty and line of business, and are considered by the Company's underwriting and actuarial staff in evaluating the adequacy of premium writings. In a number of reinsurance treaties, provisional commissions are initially paid and subsequently increased or decreased, subject to a minimum and maximum amount, depending upon the claims and claims expenses experience of the assumed business. The Company records the commission increase or decrease in accordance with contractual terms based on the expected ultimate experience of the contract.

     Other operating expenses increased to $14.2 million in 1997, compared to $11.3 million for the year ended December 31, 1996 and $3.9 million for the period June 23, 1995 (date of inception) to December 31, 1995. Assuming the successful execution of the Company's business strategy, the Company expects other operating expenses to grow commensurate with maturing operations, but expects other operating expenses to decline moderately as a percentage of net premiums written because increases in premium writings are generally expected to exceed the growth in such expenses.

     Included in 1997 other operating expenses is a pre-tax foreign exchange loss of $682,000. Such loss is principally related to assets and premiums receivable of approximately $5.8 million denominated in European Currency Units, which is recorded separately from statutory underwriting results and therefore excluded from the statutory composite ratio. Unhedged monetary assets and liabilities are translated at the exchange rate in effect at the balance sheet date, with the resulting foreign exchange gains or losses recognized in income. Such future gains or losses are unpredictable, and could be material.

     Risk Retention

     Given the Company's current level of surplus, under its current underwriting guidelines, the maximum net retention per risk for property treaties and per occurrence for casualty treaties is generally $10.0 million.

     The Company monitors its earthquake and wind exposures and continuously reevaluates its estimated probable maximum pre-tax loss for such exposures through the use of modeling techniques. The Company generally seeks to limit its probable maximum pre-tax loss to no more than 10% of its statutory surplus for severe catastrophic events that could be expected to occur once in every 100 years. This limitation includes combined exposure to underwriting losses, reinstatement costs for retrocessional arrangements which may be in force at the time of the losses resulting from the catastrophic event, and losses that the Company may be exposed to as a result of its privately held investments in insurance and insurance-related entities. While the Company believes its risk management techniques are adequate, there can be no assurances that the Company will not suffer pre-tax losses greater than 10% of its statutory surplus from a catastrophic event due to the inherent uncertainties in estimating the frequency and severity of such exposures. In addition, the Company believes that it cannot reasonably estimate its exposure to unrealized investment losses (if any) that may result from the Company's investments in publicly traded securities of insurance and insurance-related entities.

     With respect to integrated transactions (where the Company combines an equity or equity-like investment in a client company with the purchase by such client of reinsurance from the Company), the Company generally limits its combined underwriting and investment exposure to pre-tax losses on any individual client to no more than 10% of its total statutory surplus, and subjects these commitments to scrutiny by the combined professional staffs of both the Company and Risk Capital Corp.

     Investment Results

     At December 31, 1997, approximately 45% of the Company's invested assets consisted of fixed maturity and short-term investments, compared to 63% at December 31, 1996. Net investment income was approximately $14.4 million in 1997, compared to $13.2 million in 1996 and $4.6 million for the period June 23, 1995 (date of inception) to December 31, 1995. The amount of investment income from quarter to quarter may vary and could diminish as the Company continues to employ its strategy of investing a substantial portion of its investment portfolio in publicly traded and privately held equity securities, which generally yield less current investment income than fixed maturity investments.

     The Company's investment yields at amortized cost were as follows for the periods set forth below:

                                       Years Ended
                                       December 31,             June 23, 1995
                               -------------------------- (date of inception) to
                                   1997          1996        December 31, 1995
                               ------------ ------------- ----------------------
       Investment yields:
           Pre-tax............     3.7%          3.8%              4.8%
           Net of tax.........     2.7%          2.8%              3.5%

     Assuming a stable interest rate environment, the Company anticipates such yields to slightly decline as funds invested in short-term securities continue to be allocated into investments in equity securities, which yield less current income than fixed maturity investments. Additionally, such investment yields exclude the Company's equity in the net income or loss of private equity investments accounted for under the equity method.

     Income Taxes

     The Company's 1997 income tax benefit and effective tax rates of 7% for the year ended December 31, 1996 and 7% for the period June 23, 1995 (date of inception) to December 31, 1995 are less than the 35% statutory rate on pre-tax operating income due to tax exempt income and the dividends received deductions. The 1997, 1996 and 1995 gross deferred income tax benefits of approximately $2.1 million, $1.8 million and $0.2 million, respectively, which are assets considered recoverable from future taxable income, result from temporary differences between financial and taxable income.

     Investments

     A principal component of the Company's investment strategy is investing a significant portion of invested assets in publicly traded and privately held equity securities, primarily issued by insurance and reinsurance companies and companies providing services to the insurance industry. Cash and fixed maturity investments and, if necessary, the sale of marketable equity securities will be used to support shorter-term liquidity requirements.

     As a significant portion of the Company's investment portfolio will generally consist of equity securities issued by insurance and reinsurance companies and companies providing services to the insurance industry, the equity portfolio will lack industry diversification and will be particularly subject to the performance of the insurance industry. Unlike fixed income securities, equity securities such as common stocks, including the equity securities in which the Company may invest, generally are not and will not be rated by any nationally recognized rating service. The values of equity securities generally are more dependent on the financial condition of the issuer and less dependent on fluctuations in interest rates than are the values of fixed income securities. The market value of equity securities generally is regarded as more volatile than the market value of fixed income securities. The effects of such volatility on the Company's equity portfolio could be exacerbated to the extent that such portfolio is concentrated in the insurance industry and in relatively few issuers.

     As the Company's investment strategy is to invest a significant portion of its investment portfolio in equity securities, its investment income in any fiscal period may be smaller, as a percentage of investments, and less predictable than that of other insurance and/or reinsurance companies, and net realized and unrealized gains (losses) on investments may have a greater effect on the Company's results of operations or stockholders' equity at the end of any fiscal period than other insurance and/or reinsurance companies. Because the realization of gains and losses on equity investments is not generally predictable, such gains and losses may differ significantly from period to period. Variability and declines in the Company's results of operations could be further exacerbated by private equity investments in start-up companies, which are accounted for under the equity method. Such start-up companies may be expected initially to generate operating losses.

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

     At December 31, 1997, cash and invested assets totaled approximately $505.7 million, consisting of $98.2 million of cash and short-term investments, $132.2 million of publicly traded fixed maturity investments, $180.1 million of publicly traded equity securities and $95.3 million of privately held securities. Included in privately held securities are investments totaling $53.8 million which are accounted for under the equity method.

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

     At December 31, 1997, substantially all of the Company's fixed maturity and short-term investments were rated investment grade by Moody's or Standard & Poor's and had an average quality rating of AA and an average duration of approximately 2.9 years.

     At December 31, 1997, the Company is obligated under letters of credit approximating $46.5 million, which secure certain reinsurance obligations and investment commitments in amounts of approximately $30.8 million and $15.7 million, respectively. Securities with a carrying value of approximately $38.2 million have been pledged as collateral for a portion of these letters of credit.

     The Company has not invested in derivative financial instruments such as futures, forward contracts, swaps, or options or other financial instruments with similar characteristics such as interest rate caps or floors and fixed-rate loan commitments. The Company's portfolio includes market sensitive instruments, such as mortgage-backed securities, which are subject to prepayment risk and changes in market value in connection with changes in interest rates. The Company's investments in mortgage-backed securities, which amounted to approximately $30.5 million at December 31, 1997, or 6% of cash and invested assets, are classified as available for sale and are not held for trading purposes.

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

     The Nebraska insurance laws provide that, without prior approval of the Nebraska Director, Risk Capital Reinsurance cannot pay a dividend or make a distribution (together with other dividends or distributions paid during the preceding 12 months) that exceeds the greater of (i) 10% of statutory surplus as of the preceding December 31 or (ii) statutory net income from operations from the preceding calendar year not including realized capital gains. Net income (exclusive of realized capital gains) not previously distributed or paid as dividends from the preceding two calendar years may be carried forward for dividends and distribution purposes. Any proposed dividend or distribution in excess of such amount is called an "extraordinary" dividend or distribution and may not be paid until either it has been approved, or a 30-day waiting period has passed during which it has not been disapproved, by the Nebraska Director. Notwithstanding the foregoing, the Nebraska insurance laws provide that any distribution that is a dividend may be paid by Risk Capital Reinsurance only out of earned surplus arising from its business, which is defined as unassigned funds (surplus) as reported in the statutory financial statement filed by Risk Capital Reinsurance with the Nebraska Insurance Department for the most recent year. In addition, the Nebraska insurance laws also provide that any distribution that is a dividend and that is in excess of Risk Capital Reinsurance's unassigned funds, exclusive of any surplus arising from unrealized capital gains or revaluation of assets, will be deemed an "extraordinary" dividend subject to the foregoing requirements. See "Business--Insurance Regulation--Regulation of Dividends and Other Payments from Insurance Subsidiaries" and Note 10 of the accompanying Notes to the Consolidated Financial Statements of the Company.

     RCHI and Risk Capital Reinsurance file consolidated federal income tax returns and have entered into a tax sharing agreement (the "Tax Sharing Agreement"), allocating the consolidated income tax liability on a separate return basis. Pursuant to the Tax Sharing Agreement, Risk Capital Reinsurance makes tax sharing payments to RCHI based on such allocation.

     Net cash flow from operating activities for the years ended December 31, 1997 and 1996 was approximately $49 million and $31 million, respectively, consisting principally of premiums received, investment income and net investment gains, offset by operating costs and expenses.

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

     At December 31, 1997, the Company's consolidated stockholders' equity totaled $401.0 million, or $23.51 per share based on issued and outstanding shares and $22.79 per share on a diluted basis which includes outstanding dilutive warrants and options. At such date, statutory surplus of Risk Capital Reinsurance was approximately $385 million. Based on data available as of December 31, 1997 from the RAA, Risk Capital Reinsurance is the eleventh largest domestic broker market oriented reinsurer as measured by statutory surplus.

     Accounting Pronouncements

     Earnings per share are computed in accordance with Financial Accounting Standards Board ("FASB") Statement No. 128 "Earnings Per Share," which was retroactively adopted in the 1997 fourth quarter. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the new accounting requirements. (See Notes 2, 12 and 14 of the accompanying Notes to the Consolidated Financial Statements of the Company.)

     Effective in the 1998 first quarter, the Company will adopt the provisions of FASB Statement No. 130 "Reporting Comprehensive Income." This statement establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income for the Company consists of net income and changes in unrealized appreciation or depreciation, net of tax. Reclassification of financial statements of earlier periods for comparative purposes is required. (See Note 13 of the accompanying Notes to the Consolidated Financial Statements of the Company.)

     The Company is evaluating the applicability of FASB Statement No. 131 "Disclosure About Segments of an Enterprise and Related Information" to its Consolidated Financial Statements, which statement will be effective in the first quarter of 1998. This statement establishes standards for the way that public business enterprises report information about operating segments in annual and interim financial reports to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. (See Note 13 of the accompanying Notes to the Consolidated Financial Statements of the Company.)

     The Company elected in 1996 to continue to account for its stock-based compensation under Accounting Principles Board Opinion ("APB") No. 25 "Accounting for Stock Issued to Employees" and related interpretations under APB No. 25. The Company does not recognize any compensation expense for its grants of employee stock options because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant. In addition, under APB No. 25, the Company does not recognize compensation expense for stock issued to employees under its stock purchase plan. The alternative to APB No. 25 is FASB No. 123 "Accounting for Stock-Based Compensation," which requires fair value accounting for stock-based compensation.

     Set forth below is pro forma information regarding net income and earnings per share, assuming the Company had accounted for its employee stock options under FASB No. 123 using a Black-Scholes option valuation model:

                                       (In thousands, except per share data)

                                       Years Ended
                                       December 31,             June 23, 1995
                               -------------------------- (date of inception) to
                                   1997          1996        December 31, 1995
                               ------------ ------------- ----------------------

     Net income, as reported..   $2,039        $4,112            $1,019
     Pro forma net income.....      994         3,569               911
     Earnings per share,
       as reported
         Basic and diluted....     0.12          0.24              0.06
     Pro forma earnings
       per share
         Basic and diluted....     0.06          0.21              0.05

     The effect on net income and earnings per share after applying FASB No. 123's fair valuation method to stock issued under the Company's employee stock purchase plan does not materially differ from the pro forma information set forth above with respect to the Company's employee stock options. (See Note 8 of the accompanying Notes to the Consolidated Financial Statements of the Company.)

     The Year 2000 Issues

     Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the year 2000. The year 2000 issue affects virtually all companies and organizations.

     Many companies must undertake major projects to address the year 2000 issue. Each company's potential costs and uncertainties will depend on a number of factors, including its software and hardware and the nature of its industry. Companies also must coordinate with other entities with which they electronically interact, both domestically and globally, including suppliers, customers, creditors, borrowers and financial service organizations. If a company does not successfully address its year 2000 issues, it may face material adverse consequences.

     The Company is presently assessing its information systems to ensure that they are capable of processing information for the year 2000 and beyond. Based on information currently available, the cost of this internal effort, while not quantified, is not expected to have a material adverse effect on the Company's results of operations. However, due to the interdependent nature of computer systems, the Company may be adversely impacted depending upon whether other entities not affiliated with the Company (e.g., vendors and business partners) address this issue successfully. Where practicable, the Company intends to assess and attempt to mitigate its risks in the event that these entities fail to be year 2000 compliant. The effect, if any, on the Company's results of operations from the possible failure of these entities to be year 2000 compliant is not determinable.

     In addition, property and casualty reinsurance companies may have underwriting exposure related to the year 2000. While the Company continues to review these potential exposures, the Company is unable to determine at this time whether the adverse impact, if any, in connection with the foregoing would be material to the Company.

     Insurance Regulation

     Risk Capital Reinsurance, in common with other insurers, is subject to extensive governmental regulation and supervision in the various states and jurisdictions in which it transacts business. The laws and regulations of the State of Nebraska, the domicile of Risk Capital Reinsurance, have the most significant impact on its operations.

     From time to time various regulatory and legislative changes have been proposed in the insurance and reinsurance industry, some of which could have an effect on reinsurers. Among the proposals that have in the past been, or are at present being considered, are (i) the possible introduction of federal regulation in addition to, or in lieu of, the current system of state regulation of insurers and (ii) proposals in various state legislatures (some of which proposals have been enacted) to conform portions of their insurance laws and regulations to various model acts adopted by the NAIC. The Company is unable to predict whether any of these laws and regulations will be adopted, the form in which any such laws and regulations would be adopted, or the effect, if any, these developments would have on the operations and financial condition of the Company. See "Business--Insurance Regulation."

     The NAIC is presently considering adopting a codification of statutory accounting principles that would generally be applied to all insurance and reinsurance company financial statements filed with insurance regulatory authorities as early as the 1999 statutory filings. Although the codification is not expected to materially affect many existing statutory accounting practices presently followed by most insurers and reinsurers such as the Company, there are several accounting practices that may be changed. The most significant change would involve accounting for deferred income taxes, which change would require a deferred tax liability to be recorded for unrealized appreciation of invested assets, net of available deferred tax assets, that would result in a reduction to statutory surplus. If this requirement had been in effect in 1997, the statutory surplus of the Company would have been reduced by approximately $15 million for a net deferred tax liability, from $385 million to $370 million at December 31, 1997.

     Effects of Inflation

     The effects of inflation on the Company will be implicitly considered in pricing and estimating reserves for unpaid claims and claims expenses. The actual effects of inflation on the results of the Company cannot be accurately known until claims are ultimately settled.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See the Consolidated Financial Statements and Notes thereto and required financial statement schedules on pages F-1 through F-34 and S-1 through S-7 below.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Incorporated herein by reference to the captions "Election of Directors--Directors and Executive Officers--Nominees," "--Continuing Directors and Executive Officers" and "Election of Directors--Security Ownership of Certain Beneficial Owners and Management--Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for the Company's Annual Meeting of Stockholders to be held on May 12, 1998 (the "Proxy Statement"), which statement the Company intends to file with the SEC within 120 days after December 31, 1997.

ITEM 11. EXECUTIVE COMPENSATION

     Incorporated herein by reference to the captions "Election of Directors--Directors and Executive Officers--Compensation of Directors," "Election of Directors--Executive Compensation" and "--Performance Graph" in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated herein by reference to the caption "Election of Directors--Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Incorporated herein by reference to the captions "Election of Directors--Executive Compensation--Compensation Committee Interlocks and Insider Participation" and "Election of Directors--Certain Relationships and Related Transactions" in the Proxy Statement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

Financial Statements and Schedules

     Financial Statements and Schedules listed in the accompanying Index to Financial Statements and Schedules on page F-1 are filed as part of this Report, and are included in Item 8.

Exhibits

     The exhibits listed in the accompanying Exhibit Index are filed as part of this Report. Such exhibits include, without limitation, certain management contracts and compensatory plans as therein described.

Reports on Form 8-K

     No Reports on Form 8-K were filed by the Company during the fourth quarter of 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    RISK CAPITAL HOLDINGS, INC.
                                           (Registrant)

                                    By:    /s/ Mark D. Mosca
                                        -------------------------------------
                                         Mark D. Mosca,
Dated: March 23, 1998                    President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                           Title                     Date
        ---------                           -----                     ----

  /s/ Mark D. Mosca              President and Chief Executive    March 23, 1998
-------------------------------  Officer (Principal Executive
Mark D. Mosca                    Officer) and Director

  /s/ Robert Clements*           Chairman and Director            March 23, 1998
-------------------------------
Robert Clements

  /s/ Paul J. Malvasio           Managing Director, Chief         March 23, 1998
-------------------------------  Financial Officer and
Paul J. Malvasio                 Treasurer (Principal
                                 Financial Officer and Principal
                                 Accounting Officer)

  /s/ Michael P. Esposito, Jr.*  Director                         March 23, 1998
-------------------------------
Michael P. Esposito, Jr.


  /s/ Lewis L. Glucksman*        Director                         March 23, 1998
-------------------------------
Lewis L. Glucksman

  /s/ Ian R. Heap*               Director                         March 23, 1998
-------------------------------
Ian R. Heap

  /s/ Thomas V. A. Kelsey*       Director                         March 23, 1998
-------------------------------
Thomas V. A. Kelsey


  /s/ Mark N. Williamson*        Director                         March 23, 1998
-------------------------------
Mark N. Williamson

        Signature                           Title                     Date
        ---------                           -----                     ----

  /s/ Philip L. Wroughton*       Director                         March 23, 1998
-------------------------------
Philip L. Wroughton

----------
* By Paul J. Malvasio, as attorney-in-fact and agent, pursuant to a power of attorney, a copy of which has been filed with the Securities and Exchange Commission as Exhibit 24 hereto.

       /s/ Paul J. Malvasio
     ------------------------------
     Name:   Paul J. Malvasio
     Attorney-in-Fact

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Risk Capital Holdings, Inc. and Subsidiary                               Pages
                                                                         -----

       Report of Independent Accountants on Financial Statements....      F-2

       Consolidated Balance Sheet at December 31, 1997 and 1996.....      F-3

       Consolidated Statement of Income for the years ended
       December 31, 1997, 1996 and for the period from
       June 23, 1995 (date of inception) to December 31, 1995.......      F-4

       Consolidated Statement of Changes in Stockholders'
       Equity for the years ended December 31, 1997, 1996
       and for the period from June 23, 1995 (date of inception)
       to December 31, 1995.........................................      F-5

       Consolidated Statement of Cash Flows for the years ended
       December 31, 1997, 1996 and the period from June 23, 1995
       (date of inception) to December 31, 1995.....................      F-6

       Notes to Consolidated Financial Statements...................      F-7

Schedules

      Report of Independent Accountants on Financial Statement Schedules S-1

       I.   Summary of Investments Other Than Investments in Related
            Parties at December 31, 1997 ...........................     S-2

       II.  Condensed Financial Information of Registrant...........  S-3 to

       III. Supplementary Insurance Information for the years
            ended December 31, 1997 and 1996........................      S-6

       IV.  Reinsurance for the years ended December 31, 1997 and
            1996....................................................      S-7

     Schedules other than those listed above are omitted for the reason that they are not applicable.

                        Report of Independent Accountants

To the Board of Directors and Stockholders of Risk Capital Holdings, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Risk Capital Holdings, Inc. and its subsidiary at December 31, 1997 and 1996, and the results of their operations and their cash flows for the years ended December 31, 1997 and 1996 and for the period from June 23, 1995 (date of inception) to December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ Price Waterhouse LLP

New York, New York
January 30, 1998

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)

                                                                                       December 31,
                                                                            -----------------------------------
                                                                                1997                1996
                                                                            --------------     ----------------
Assets
Investments:
Fixed maturities (amortized cost: 1997, $129,887; 1996, $140,128)               $132,159             $140,381
Publicly traded equity securities (cost: 1997, $116,258; 1996, $108,580)         180,052              117,360
Privately held securities (cost: 1997, $77,550; 1996, $23,363)                    95,336               28,847
Short-term investments                                                            89,167              104,886
                                                                            --------------     ----------------
       Total investments                                                         496,714              391,474
Cash                                                                               9,014                1,466
Accrued investment income                                                          2,781                2,151
Premiums receivable                                                               47,507               23,669
Reinsurance recoverable on unearned premiums                                                              576
Reinsurance recoverable                                                                                   522
Deferred policy acquisition costs                                                 17,292                7,018
Other assets                                                                       7,939                5,610
                                                                            ==============     ================
      Total Assets                                                              $581,247             $432,486
                                                                            ==============     ================

Liabilities
Claims and claims expenses                                                       $70,768              $20,770
Unearned premiums                                                                 74,234               37,348
Reinsurance premiums payable                                                         211                  536
Contingent commissions payable                                                       682                2,734
Investment accounts payable                                                        1,996               10,598
Deferred income tax liability                                                     25,090                3,026
Other liabilities                                                                  7,235                5,261
                                                                            --------------     ----------------
      Total Liabilities                                                          180,216               80,273
                                                                            --------------     ----------------

Stockholders' Equity
  Preferred stock, $.01 par value:
    20,000,000 shares authorized (none issued)
Common stock, $.01 par value:
    80,000,000 shares authorized
    (issued: 1997, 17,069,845; 1996, 17,031,246)                                     171                  170
Additional paid-in capital                                                       341,162              340,435
Unrealized appreciation of investments, net of income tax                         54,504                9,436
Deferred compensation under stock award plan                                      (1,778)              (2,959)
Retained earnings                                                                  7,170                5,131
Less treasury stock, at cost (1997, 11,383 shares)                                  (198)
                                                                            --------------     ----------------
      Total Stockholders' Equity                                                 401,031              352,213
                                                                            --------------     ================
      Total Liabilities and Stockholders' Equity                                $581,247             $432,486
                                                                            ==============     ================


                 See Notes to Consolidated Financial Statements

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF INCOME
                      (In thousands, except per share data)


                                                                           Years Ended                        June 23, 1995
                                                                          December 31,                   (date of inception) to
                                                                   1997                 1996               December 31, 1995
                                                              ----------------    -----------------     -------------------------

Revenues
Net premiums written                                            $144,834              $72,532
Increase in unearned premiums                                    (37,462)             (36,771)
                                                           ---------------     ----------------           ----------------
Net premiums earned                                              107,372               35,761
Net investment income                                             14,360               13,151                     $4,578
Net realized investment gains (losses)                              (760)               1,259                        397
                                                           ---------------     ----------------           ----------------
     Total revenues                                              120,972               50,171                      4,975
                                                           ---------------     ----------------           ----------------

Operating Costs and Expenses
Claims and claims expenses                                        73,407               24,079
Commissions and brokerage                                         31,467               10,197
Other operating expenses                                          14,205               11,285                      3,884
                                                           ---------------     ----------------           ----------------
     Total operating costs and expenses                          119,079               45,561                      3,884
                                                           ---------------     ----------------           ----------------

Income
Income before income taxes and equity in net
    loss of investees                                              1,893                4,610                      1,091
                                                           ---------------     ----------------           ----------------
Federal income taxes:
        Current                                                    1,761                2,147                        230
        Deferred                                                  (2,099)              (1,810)                      (158)
                                                           ---------------     ----------------           ----------------
Income tax expense (benefit)                                        (338)                 337                         72
                                                           ---------------     ----------------           ----------------

Income before equity in net loss of investees                      2,231                4,273                      1,019
Equity in net loss of investees                                     (192)                (161)
                                                           ---------------     ----------------           ----------------
     Net income                                                   $2,039               $4,112                     $1,019
                                                           ===============     ================           ================

Per Share Data
Average shares outstanding
  Basic                                                       17,032,601           16,981,724                 16,747,084
                                                           ===============     ================           ================
  Diluted                                                     17,085,788           16,983,909                 16,990,425
                                                           ===============     ================           ================

Net income per share
  Basic                                                            $0.12                $0.24                      $0.06
                                                           ===============     ================           ================
  Diluted                                                          $0.12                $0.24                      $0.06
                                                           ===============     ================           ================


                 See Notes to Consolidated Financial Statements

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (In thousands)

                                                                               Years Ended                      June 23, 1995
                                                                               December 31,                (date of inception) to
                                                                      1997               1996                 December 31, 1995
                                                                 ----------------    ---------------     --------------------------
Common Stock
Balance at beginning of year                                               $170               $169
Issuance of common stock                                                                                                  $168
Restricted common stock issued                                                1                  1                           1

                                                                 ----------------    ---------------          ------------------
     Balance at end of year                                                 171                170                         169
                                                                 ----------------    ---------------          ------------------

Additional Paid-in Capital
Balance at beginning of year                                            340,435            338,737
Issuance of common stock, and in 1995, Class A
    and B warrants                                                          727              1,698                     338,737
                                                                 ----------------    ---------------          ------------------
     Balance at end of year                                             341,162            340,435                     338,737
                                                                 ----------------    ---------------          ------------------

Unrealized Appreciation of Investments, Net of
   Income Tax
Balance at beginning of year                                              9,436              3,731
Change in unrealized appreciation                                        45,068              5,705                       3,731
                                                                 ----------------    ---------------          ------------------
     Balance at end of year                                              54,504              9,436                       3,731
                                                                 ----------------    ---------------          ------------------

Deferred Compensation Under Stock Award Plan
Balance at beginning of year                                             (2,959)            (3,441)
Restricted common stock issued                                             (506)            (1,487)                     (3,895)
Compensation expense recognized                                           1,687              1,969                         454
                                                                 ----------------    ---------------          ------------------
     Balance at end of year                                              (1,778)            (2,959)                     (3,441)
                                                                 ----------------    ---------------          ------------------

Retained Earnings
Balance at beginning of year                                              5,131              1,019
Net income                                                                2,039              4,112                       1,019
                                                                 ----------------    ---------------          ------------------
     Balance at end of year                                               7,170              5,131                       1,019
                                                                 ----------------    ---------------          ------------------

Treasury Stock, At Cost
Balance at beginning of year
Purchase of treasury shares                                               (198)
                                                                 ----------------    ---------------          ------------------
Balance at end of year                                                    (198)
                                                                 ----------------    ---------------          ------------------

Total Stockholders' Equity
Balance at beginning of year                                            352,213            340,215
Issuance of common stock, and in 1995, Class A
    and B warrants                                                          728              1,699                     338,906
Change in unrealized appreciation of investments,
    net of income tax                                                    45,068              5,705                       3,731
Change in deferred compensation                                           1,181                482                      (3,441)
Net income                                                                2,039              4,112                       1,019
Purchase of treasury shares                                               (198)
                                                                 ----------------    ---------------          ------------------
     Balance at end of year                                            $401,031           $352,213                    $340,215
                                                                 ================    ===============          ==================


                 See Notes to Consolidated Financial Statements

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)

                                                          Years Ended           June 23, 1995
                                                          December 31,     (date of inception) to
                                                      1997          1996     December 31, 1995
                                                   ---------     --------- ----------------------

Operating Activities
Net income                                         $  2,039      $  4,112        $  1,019
 Adjustments to reconcile net income to net cash
 provided by (used for) operating activities:
  Liability for claims and claims expenses, net      49,998        20,770
  Unearned premiums                                  36,886        37,348
  Premiums receivable                               (23,838)      (23,669)
  Accrued investment income                            (630)          291          (2,442)
  Contingent commissions payable                     (2,052)        2,734
  Reinsurance balances, net                             773          (562)
  Deferred policy acquisition costs                 (10,274)       (7,018)
  Net realized investment (gains)/losses                760        (1,259)           (397)
  Deferred income tax asset                          (2,202)       (1,897)           (158)
  Other liabilities                                   1,974         1,826           2,959
  Other items, net                                   (4,396)       (1,687)         (1,048)
                                                   --------      --------        --------
Net Cash Provided By (Used For) Operating
  Activities                                         49,038        30,989             (67)
                                                   --------      --------        --------

Investing Activities
Purchases of fixed maturity investments            (239,395)     (232,568)       (177,950)
Sales of fixed maturity investments                 241,035       226,927          43,587
Net sales (purchases) of short-term investments      20,390        53,982        (155,116)
Purchases of equity securities                      (95,738)     (110,551)        (46,107)
Sales of equity securities                           33,104        34,352           1,228
Purchases of furniture, equipment and
  leasehold improvements                               (910)       (2,859)           (124)
                                                   --------      --------        --------
Net Cash Used For Investing Activities              (41,514)      (30,717)       (334,482)
                                                   --------      --------        --------

Financing Activities
Net cash proceeds from initial public offering
  and direct sales                                                                322,073
Proceeds from issuance of Class B warrants                                         13,458
Common stock issued                                     728         1,699           3,895
Purchase of treasury shares                            (198)
Deffered compensation on retricted stock               (506)       (1,487)         (3,895)
                                                   --------      --------        --------
Net Cash Provided By Financing Activities                24           212         335,531
                                                   --------      --------        --------

Increase in cash                                      7,548           484             982
Cash beginning of year                                1,466           982
                                                   --------      --------        --------
Cash end of year                                     $9,104        $1,466            $982
                                                   ========      ========        ========

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

          The Company generally seeks to write a small number of large reinsurance treaty transactions that may also be integrated with an equity investment in client companies. Such reinsurance may include traditional and finite risk property and casualty reinsurance treaty coverages, including excess of loss reinsurance and quota share or proportional reinsurance. The Company also writes treaty reinsurance for ocean marine and aviation and satellite risks. The Company's investment strategy is focused on the insurance industry. A principal component of this strategy is investing a significant portion of invested assets in publicly traded and privately held equity securities issued by insurance and reinsurance companies and companies providing services to the insurance industry.

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

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

2.        Summary of Significant Accounting Policies (continued)

          Premium Revenues and Related Expenses

          Premiums are recognized as income on a pro rata basis over the terms of the related reinsurance contracts. These amounts are based on reports received from ceding companies, supplemented by the Company's own estimates of premiums for which ceding company reports have not been received. Unearned premium reserves represent the portion of premiums written that relates to the unexpired terms of contracts in force. Certain of the Company's contracts include provisions that adjust premiums based upon the experience under the contracts. Premiums written and earned as well as related acquisition expenses under these contracts are recorded based upon the expected ultimate experience under these contracts.

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

          Investments

          The Company classifies all of its publicly traded fixed maturity and equity securities as "available for sale" and, accordingly, they are carried at estimated fair value. The fair value of publicly traded fixed maturity securities and publicly traded equity securities is estimated using quoted market prices or dealer quotes. Short-term investments, which have a maturity of one year or less at the date of acquisition, are carried at cost, which approximates fair value.

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

          Realized investment gains or losses on the sale of investments are determined by the specific identification method and recorded in net income. Unrealized appreciation or depreciation of securities which are carried at fair value is excluded from net income and recorded as a separate component of stockholders' equity, net of applicable deferred income tax.

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

2.        Summary of Significant Accounting Policies (continued)

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

          Foreign Exchange

          The United States dollar is the functional currency for the Company's foreign business. Gains and losses on the translation into United States dollars of amounts denominated in foreign currencies are included in net income. Foreign currency revenue and expenses are translated at average exchange rates during the year. Assets and liabilities denominated in foreign currencies are translated at the rate of exchange in effect at the balance sheet date. Foreign currency gains (losses) recorded in other operating expenses in 1997, 1996 and 1995 were ($682,000), $104,000, and
     $0, respectively.

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

          Earnings Per Share Data

          Earnings per share are computed in accordance with Financial Accounting Standards Board ("FASB") Statement No. 128 "Earnings Per Share" which was retroactively adopted in the 1997 fourth quarter. All earnings per share amounts for all periods have been presented and, where appropriate, restated to conform to the new accounting requirements.

          Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of shares of Common Stock outstanding for the periods. Diluted earnings per share reflect the potential dilution that could occur if Class A and B warrants and employee stock options were exercised or converted into Common Stock.

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

2.        Summary of Significant Accounting Policies (continued)

          Furniture, Equipment and Leasehold Improvements

          The costs of furniture and equipment are charged against income over their estimated service lives. Leasehold improvements are amortized over the term of the office lease. Depreciation and amortization are computed on the straight-line method. Maintenance and repairs are charged to expense as incurred.

          Employee Stock Options

          The Company follows Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB No. 25") and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under FASB Statement No. 123 "Accounting for Stock-Based Compensation" ("FASB No. 123") requires use of option valuation models that were not developed for use in valuing employee stock options (see Note 8). Under APB No. 25, no compensation expense is recognized by the Company because the exercise price of the Company's employee stock options equal the market price of the underlying stock on the date of grant. In addition, under APB No. 25, the Company does not recognize compensation expense for stock issued to employees under its stock purchase plan.

          Goodwill

          In connection with its acquisitions of privately held equity securities recorded under the equity method of accounting, the Company amortizes goodwill on a straight line basis over 25 years. Goodwill at December 31, 1997 was $12,566,000. Amortization of goodwill included in equity in net loss of investees in 1997 was $248,000. There was no goodwill recorded in 1996 and 1995.

          Reclassifications

          The Company has reclassified the presentation of certain prior year information to conform with the current presentation.

3.        Investment Information

          Net Investment Income

          The components of net investment income were derived from the following sources:

                                                           (In thousands)
                                              Years Ended                 June 23, 1995
                                              December 31,            date of inception) to
                                            1997          1996          December 31, 1995
                                         -----------   -----------   ----------------------
    Fixed maturity securities               $7,105        $7,470                 $1,464
    Publicly traded equity securities        3,272         1,606                    118
    Privately held equity securities           157            56
    Short-term investments                   6,039         5,491                  3,339
                                         -----------   -----------     -----------------
    Gross investment income                 16,573        14,623                  4,921
    Investment expenses                      2,213         1,472                    343
                                         -----------   -----------     -----------------
    Net investment income                  $14,360       $13,151                 $4,578
                                         ===========   ===========     =================


                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

3.        Investment Information (continued)

          Realized and Unrealized Investment Gains (Losses)

          Realized investment gains (losses) were as follows:


                                                                                       (In thousands)
                                                                       Years Ended                    June 23, 1995
                                                                       December 31,               (date of inception) to
                                                                  1997            1996               December 31, 1995
                                                              -------------    -------------    -------------------------
          Net realized investment gains (losses):
             Fixed maturity securities                              $275           ($359)                      $397
             Publicly traded equity securities                     3,878           1,549
             Privately held securities                            (4,913)             69
                                                              -------------    ------------         ----------------
             Sub-total                                              (760)          1,259                        397
                                                              -------------    ------------         ----------------
             Income tax expense (benefit)                           (266)            441                        139
                                                              -------------    ------------         ----------------
             Net realized investment gains (losses),
                   net of tax                                      ($494)           $818                       $258
                                                              =============    ============         ================

         The following tables reconcile estimated fair value and carrying value to the amortized cost of fixed maturity and equity securities:


                                                                                      (In thousands)
                                                                                     December 31, 1997
                                                         --------------------------------------------------------------------------
                                                            Estimated
                                                           Fair Value
                                                               and               Gross               Gross
                                                            Carrying           Unrealized         Unrealized          Amortized
                                                              Value              Gains             (Losses)              Cost
                                                         ---------------    ---------------     --------------    -----------------
          Fixed maturities:
             U.S. government and
               government agencies                              $44,135                $303              ($3)              $43,835
             Municipal bonds                                     37,637               1,104                                 36,533
             Mortgage and asset backed securities                30,487                 408               (3)               30,082
             Corporate bonds                                     19,323                 419              (21)               18,925
             Foreign governments                                    577                  65                                    512
                                                         ---------------     ---------------    --------------     ----------------
             Sub-total fixed maturities                         132,159               2,299              (27)              129,887
          Equity securities:
                  Publicly traded                               180,052              63,794                                116,258
                  Privately held                                 95,336              17,786                                 77,550
                                                         ---------------     ---------------    --------------     ----------------
             Sub-total equity securities                        275,388              81,580                                193,808
                                                         ---------------     ---------------    --------------     ----------------
                   Total                                       $407,547             $83,879             ($27)             $323,695
                                                         ===============     ===============    ==============     ================

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

3.        Investment Information (continued)

          Realized and Unrealized Investment Gains (Losses)


                                                                                      (In thousands)
                                                                                     December 31, 1996
                                                         --------------------------------------------------------------------------
                                                            Estimated
                                                           Fair Value
                                                               and               Gross               Gross
                                                            Carrying           Unrealized         Unrealized          Amortized
                                                              Value              Gains             (Losses)              Cost
                                                         ---------------    ---------------     --------------    -----------------
          Fixed maturities:
             U.S. government and government
          agencies                                               $35,796              $42             ($153)            $35,907
             Foreign governments                                     519               10                                   509
             Municipal bonds                                      60,041              339               (49)             59,751
             Corporate bonds                                      17,316               81              (124)             17,359
             Mortgage and asset backed securities                 26,709              133               (26)             26,602
                                                           --------------    -------------        -----------      -------------
             Sub-total fixed maturities                          140,381              605              (352)            140,128
          Equity securities:
                  Publicly traded                                117,360           12,036            (3,256)            108,580
                  Privately held                                  28,847            7,001            (1,517)             23,363
                                                           --------------    -------------        -----------      -------------
             Sub-total equity securities                         146,207           19,037            (4,773)            131,943
                                                           --------------    -------------        -----------      -------------
                   Total                                        $286,588          $19,642           ($5,125)           $272,071
                                                           ==============    =============        ===========      =============

     At December 31, 1997, all of the Company's equity investments were in securities issued by insurance and reinsurance companies or companies providing services to the insurance industry.

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

3.        Investment Information (continued)

          At December 31, 1997, the publicly traded equity portfolio consisted of the following:

                                                                                    (In thousands)
                                                                                   December 31, 1997
                                                              ------------------------------------------------------------
                                                                 Estimated
                                                                 Fair Value
                                                                    and                   Net
                                                                  Carrying            Unrealized
                                                                   Value                 Gains                   Cost
                                                              ----------------      ----------------      ----------------
          Common Stocks:
          ACE Limited                                                 $25,823              $13,773                $12,050
          American International Group, Inc.                           20,820                9,016                 11,804
          Arthur J. Gallagher                                          12,053                1,153                 10,900
          Centris Group                                                 2,109                   96                  2,013
          EXEL Limited                                                 24,716               12,031                 12,685
          E.W. Blanch Holdings, Inc.                                   18,441                7,081                 11,360
          IPC Holdings, Ltd.                                            3,026                  569                  2,457
          LaSalle Re Holdings, Ltd.                                     7,075                1,321                  5,754
          Trenwick Group Inc.                                          11,382                  952                 10,430
          USF&G Corp.                                                  15,741                3,743                 11,998
          Vesta Insurance Group, Inc.                                  24,106               10,544                 13,562
          Preferred Stock:
          St. Paul Companies, 6% Convertible                           14,760                3,515                 11,245
                                                              ----------------      ----------------      ----------------
                   Total                                             $180,052              $63,794                $116,258
                                                              ================      ================      ================


                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

3.        Investment Information (continued)

          Privately held securities consisted of the following:


                                                                                                        (In thousands)
                                                                                                         December 31,
                                                                           Percentage          -------------------------------
                                                                            Ownership             1997                1996
                                                                       ------------------     ------------        -----------

          Carried  under the equity method:
          The ARC Group, LLC                                                     27.0%          $10,341
          Arx Holding Corp.                                                      35.2%            2,425
          Capital Protection Insurance Services, LLC                             51.0%              182
          First American Financial Corporation                                   35.5%            6,572
          Insurance Investment Group, L.P.                                       28.6%                -                 180
          Island Heritage Insurance Company, Ltd.                                33.0%            3,950               4,269
          LARC Holdings, Ltd.                                                    23.9%           24,496
          New Europe Insurance Ventures                                          14.6%              730
          Providers' Assurance Corporation                                       34.3%            3,637
          Sunshine State Holding Corporation                                     21.5%            1,424
                                                                                            ------------        -----------
               Sub-total                                                                         53,757               4,449
                                                                                            ------------        -----------

          Carried at fair value:
          GuideStar Health Systems, Inc.                                          2.6%            1,000
          Peregrine Russell Miller Insurance Fund of
              Asia Limited                                                       44.0%            4,399               7,465
          Sovereign Risk Insurance Ltd.                                           9.0%              246
          Terra Nova (Bermuda) Holdings, Ltd.                                     3.6%           23,250              15,870
          TRG Associates, LLC                                                     8.8%            4,875
          Venton Holdings, Ltd.                                                   9.9%            7,809               1,063
                                                                                            ------------        -----------
               Sub-total                                                                         41,579              24,398
                                                                                            ------------        -----------
               Total                                                                            $95,336             $28,847
                                                                                            ============        ===========

          In addition, the Company had investment commitments relating to its privately held securities which were $22.6 million and $22.1 million at December 31, 1997 and 1996, respectively.

          Set forth below is certain information relating to each of the Company's investments and investment commitments in privately held securities at December 31, 1997.

         Investments Carried  Under The Equity Method:

         The ARC Group, LLC

          In July 1997, the Company completed its acquisition, effective May 1997, of a 27.0% economic and voting interest in The ARC Group, LLC ("ARC"), a Long Island-based wholesaler of specialty insurance for approximately $9.5 million. ARC, founded in 1986, is an independent whole-sale insurance broker and managing general agent specializing in the placement of professional liability insurance, primarily directors and officers liability coverage. The Company is a co-investor with Marsh & McLennan Risk Capital Holdings, Ltd. ("MMRCH"), Risk Capital Corp's. parent, and ARC's founders, who continue to have managerial control over the daily operations.

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

3.        Investment Information (continued)

          The Company records its equity in the operating results of ARC on a two-month lag basis.

          The Company's equity in net income, net of goodwill amortization and net of tax, for the period recorded in 1997 was $561,000, or $0.03 per share.

          Arx Holding Corp.

          In December 1997, the Company acquired a 35.2% economic and voting interest in Arx Holding Corp. ("ARX"), a Florida-based company for $2,425,000. ARX, through its recently formed wholly owned subsidiary American Strategic Insurance Corp., will underwrite homeowners policies in the State of Florida produced in the open market, and may also seek to offer other lines of insurance in Florida and other states.

          The Company will also provide reinsurance for ARX. A subsidiary of EXEL is a co-investor in ARX and will also provide reinsurance for ARX.

          Capital Protection Insurance Services, LLC

          In May 1997, the Company acquired a 51% economic interest (49% voting interest) in Capital Protection Insurance Services, LLC ("CPI"), a newly formed underwriting management company headquartered in New York City offering specialty risk and alternative market insurance solutions. The Company co-invested with CPI's founders who have managerial control over daily operations.

          At December 31, 1997, the Company's investment in CPI, excluding long term loans of $478,200 to the founders, totaled $612,000. At such date the Company had an additional capital commitment to CPI of $663,000 (excluding potential long term loans to the founders).

          The Company has also guaranteed CPI's rental obligations under a five year lease expiring in 2002. CPI's minimum rental obligations are approximately $400,000 annually.

          The Company records its equity in the operating results of CPI on a one-month lag basis.

          For the period recorded in 1997, the Company's equity in the net loss, net of tax, was $279,786, or $0.02 per share.

          The Company also provides reinsurance capacity for the business CPI develops. The Company's net premiums written and net premiums earned from business developed by CPI recorded in 1997 were $857,399 and $178,527, respectively.

          First American Financial Corporation

          In February 1997, the Company acquired a 35.5% voting and economic interest in First American Financial Corporation ("First American") for $6.5 million.

          First American, a Missouri-based company, through its wholly owned subsidiaries including First American Insurance Company, underwrites specialty vehicle property and casualty insurance coverages with emphasis placed on collateral protection. The Company's economic interest in First American is subject to adjustment based on various factors, including loss development relating to First American's claim liabilities existing prior to the Company's acquisition date.

          The Company records its equity in the operating results of First American on a quarter-lag basis.

          For the period recorded in 1997, the Company's equity in the net income, net of goodwill amortization and net of tax, was $32,036.

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

3.        Investment Information (continued)

          Insurance Investment Group, L.P.

          In March 1996, the Company committed to pay $12 million over the long term to fund its 28.6% partnership interest in Insurance Investment Group, L.P. (the "Partnership"), a private limited partnership.

          During the 1997 third quarter, the Company decided to terminate its participation in this investment and recorded a realized loss, net of tax, of $202,000, or $0.01 per share, which represents the Company's initial funding amount and an estimate of additional costs expected to be incurred by the Company in exiting the Partnership.

          Island Heritage Insurance Company, Ltd.

          In April 1996, the Company acquired a 33% economic interest (9.75% voting interest) in Island Heritage Insurance Company, Ltd. ("Island Heritage"), a Cayman Islands insurer, for an aggregate purchase price of $4.5 million, which was funded through $1.7 million in cash and a trust account in an amount equal to $2.8 million. Island Heritage commenced operations in May 1996 as an insurer which writes high value personal and commercial property insurance in the Caribbean. Certain directors of the Company and other investors invested in the securities of Island Heritage at the same per share price as that paid by the Company. The Company's Chairman and President are two of the five directors of Island Heritage.

          The investment in Island Heritage is recorded under the equity method of accounting since the Company believes it has the ability to exercise significant influence over the operating and financial policies of Island Heritage due to the Company's participation on the Board of Directors and through certain consent rights attaching to the Company's holdings of non-voting shares.

          The Company records its equity in the operating results of Island Heritage on a quarter-lag basis.

          For the 1997 year and the period recorded in 1996, the Company's equity in the net loss, net of tax, was $195,922, or $0.01 per share, and $161,000, or $0.01 per share, respectively.

          LARC Holdings, Ltd.

          In November 1997, the Company acquired a 23.9% economic interest (9.9% voting interest) in LARC Holdings, Ltd. ("LARC"), a newly formed holding company located in Bermuda, for $24.5 million. LARC, through its newly-formed wholly owned Bermuda subsidiary, Latin American Reinsurance Company, Ltd. ("LARe"), provides multi-line reinsurance to the Latin American reinsurance market, emphasizing short-tail, multi-peril property reinsurance and, to a limited extent, casualty, marine, aviation and other lines of reinsurance. LARe may also seek to enter other reinsurance niches on both a treaty and facultative basis.

          The Company co-invested with a subsidiary of EXEL, which holds a majority interest in LARC, and the founders of LARC.

          The investment in LARC is recorded under the equity method of accounting since the Company believes it has the ability to exercise significant influence over the operating and financial policies of LARC due to the Company's participation on the Board of Directors and through certain consent rights attaching to the Company's holdings of non-voting shares.

          The Company records its equity in the operating results of LARC on a one-month lag basis.

          For the period recorded in 1997, the Company's equity in the net loss, net of tax, was $18,936.

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

3.        Investment Information (continued)

          New Europe Insurance Ventures

         In March 1997, the Company, through a wholly owned special purpose subsidiary, committed to pay $5 million over the long term to fund its partnership interest, currently at 14.6%, in New Europe Insurance Ventures ("NEIV"), a Scottish limited partnership that targets private equity investments in insurance and insurance-related companies in Eastern Europe.

          The Company records its participation in this partnership under the equity method of accounting and applies the specialized accounting practices for investment companies. Unrealized gains and losses on private equity investments, expected to consist mostly of foreign exchange fluctuations, will be recorded in the income statement when such investments are revalued into United States dollars each quarter.

          The $730,509 investment balance at December 31, 1997 consists mostly of unamortized organizational costs, placement fees and other start-up expenses and a funding of approximately $506,000 for an investment in a Polish reinsurance company. The unfunded commitment remaining at December 31, 1997 was approximately $4.2 million.

          The Company records its equity in the operating results of NEIV on a quarter-lag basis.

          For the period recorded in 1997, the Company's equity in the net loss, net of tax, was $54,532.

          Providers' Assurance Corporation

          In April 1997, the Company acquired a 34.3% economic and voting interest in Providers' Assurance Corporation ("Providers"), a Nashville Tennessee-based underwriting management company with a Bermuda insurance subsidiary, for $4 million. Providers, formed in June 1995, develops and markets workers' compensation insurance programs through joint operating arrangements with community-based healthcare providers, and offers other workers' compensation-related consulting services to the healthcare community. Under the agreements with Providers, the Company has the right to provide certain reinsurance on insurance programs developed by Providers during specified time periods.

          Providers has experienced operating losses since its formation, which losses are expected to continue into 1998.

          The Company records its equity in the operating results of Providers on a two-month lag basis.

          For the period recorded in 1997, the Company's equity in the net loss, net of goodwill amortization and net of tax, was $236,104, or $0.01 per share.

          The Company's net premiums written and net premiums earned from business developed by Providers recorded in 1997 were $344,118 and $86,030, respectively.

          Sunshine State Holding Corporation

          In December 1997, the Company acquired a 21.5% economic and voting interest in Sunshine State Holding Corporation ("Sunshine State"), a newly formed Florida-based company, for $1.4 million.

          Sunshine State and its subsidiaries, which includes Sunshine State Insurance Company, a Florida domiciled insurer, will initially underwrite homeowners policies in the State of Florida obtained from the Florida Residential Property and Casualty Joint Underwriting Association in accordance with the Market Challenge Program of the Florida Department of Insurance. Sunshine State may also insure homeowners policies produced through the open market and may seek to offer other lines of insurance in Florida and other states. In connection with the investment, the Company will also provide reinsurance for Sunshine State during specified periods. A subsidiary of EXEL invested in Sunshine State and will also provide reinsurance for Sunshine State during specified periods.

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

3.        Investment Information (continued)

          Investments Carried at Fair Value:

          GuideStar Health Systems, Inc.

          In December 1997, the Company acquired a 2.6% economic and voting interest in GuideStar Health Systems, Inc. ("GuideStar"), an Alabama-based managed care organization, for $1 million.

          Founded in late 1995, GuideStar provides comprehensive managed care services to employers and individuals through strategic alliances with selected insurance companies and health care providers. GuideStar develops health care provider networks, and provides claims processing, customer relations and comprehensive utilization management services.

          At December 31, 1997, the Company has an additional capital commitment of $1 million to fund GuideStar's operations.

          The Trident Partnership, L.P. ("Trident"), a dedicated insurance industry private equity fund managed by Risk Capital Corp., also invested in GuideStar.

          Peregrine Russell Miller Insurance Fund of Asia Limited

          In March 1996, the Company acquired a 44% economic interest (18% voting interest) in the Peregrine Russell Miller Insurance Fund of Asia Limited ("Asian Fund") for $9.0 million. The Asian Fund, based in Hong Kong, invested in publicly traded and privately held insurance companies incorporated or operating in Asia.

          MMRCH co-invested in the Asian Fund. At December 31, 1996, the Company had recorded its investment in the Asian Fund based on the Company's interest in the unaudited net asset value of the Asian Fund reported in United States dollars at November 29, 1996.

          During the fourth quarter of 1997, the Asian Fund discontinued investment operations and commenced liquidating its investments. At December 31, 1997, in excess of 90% of the Asian Fund assets consisted of cash in United States dollars.

          In February 1998, the Company's investment in the Asian Fund was redeemed.

          At December 31, 1997, the Company recorded a net realized investment loss, net of tax, of $3.0 million, or $0.18 cents per share, based on the Company's interest in the unaudited net asset value of the Asian Fund reported in United States dollars on January 6, 1998.

          Sovereign Risk Insurance Ltd.

          In July 1997, the Company acquired a 9.0% voting and economic interest in Sovereign Risk Insurance Ltd. ("Sovereign Risk"), a newly formed Bermuda-based managing general agency, for $237,500.

          Sovereign Risk provides underwriting services for political risk insurance coverages for the Company, ACE Insurance Company, Ltd. and a subsidiary of EXEL, who are also co-investors in Sovereign Risk.

          The Company's net premiums written and net premiums earned from business developed by Sovereign Risk recorded in 1997 were $175,000 and $51,130, respectively.

          Terra Nova (Bermuda) Holdings, Ltd.

          In October 1995, the Company acquired a 3.6% voting and economic interest in Terra Nova (Bermuda) Holdings, Ltd. ("Terra Nova") for $8.9 million.

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

3.        Investment Information (continued)

          Terra Nova, based in Bermuda, is a holding company for two principal operating insurance companies located in Bermuda and London that write property and casualty reinsurance. In April 1996, Terra Nova completed the initial public offering of its common stock, which is traded on the New York Stock Exchange ("NYSE").

          At December 31, 1997, the Company recorded its investment in Terra Nova at the closing price reported on the NYSE on such date. Since Terra Nova became a publicly traded company, the Company recorded its investment at each quarter end at the closing price reported on the NYSE on such date, net of discounts for certain trading restrictions which expired in October 1997. At December 31, 1996, a 17.5% discount from the closing price was applied. Prior to Terra Nova becoming publicly traded, the Company recorded its investment in Terra Nova at fair value, which was determined to equal cost.

          Dividend income recorded in 1997 and 1996 received from Terra Nova was $157,000 and $56,000, respectively.

          TRG Associates, LLC

          In October 1997, the Company acquired an 8.8% economic interest (7.7% voting interest) in TRG Associates, LLC ("LLC"), a new limited liability company formed for the purpose of holding all of the Class 1 common stock of TRG Holding Corporation ("TRG Holdings"), for $4,875,000. TRG Holdings acquired all of the common stock of The Resolution Group, Inc. ("TRG") in exchange for $150 million in cash (funded by $50 million from the LLC and $100 million of debt incurred by TRG Holdings) and $462 million face amount of the Class 2 common stock of TRG Holdings.

          TRG, located in Chicago, was formed to manage and pay off claims liabilities on policies that insurance subsidiaries of Talegen Holdings, Inc., a subsidiary of Xerox Corporation, had written prior to 1993. Such liabilities include substantial amounts of claims from asbestos, environmental and other latent exposures which are subject to significantly greater uncertainty than normally associated with the establishment of claims liabilities for other exposures.

          The investors in LLC are entitled to receive an annual 10% dividend return, which is dependent upon various factors, including the adequacy of claims liabilities, the availability of funds and the satisfaction of certain conditions, including the required payment of interest and principal on debt as well as board approval. Subject to additional considerations, LLC may also share in further dividends. At the present time, there can be no assurance that LLC investors will receive dividends.

          Venton Holdings, Ltd.

          In April 1996, the Company acquired a 9.9% voting and economic interest in Venton Holdings, Ltd. ("Venton"), a Bermuda-based holding company, which owns a managing agency at Lloyd's of London ("Lloyd's") and a corporate capital vehicle at Lloyd's that provides dedicated underwriting capacity. The Company's initial investment in Venton was made for a combination of $1.1 million in cash and a $4.2 million capital contribution commitment to Venton to fund its capital requirements at Lloyd's. The Company's additional capital commitment was increased from $4.2 million to $8.7 million at December 31, 1996. The Company is a co-investor with Trident, which is a majority shareholder of Venton, and a subsidiary of EXEL.

          In June 1997, the Company recorded an increase of $3.4 million in the carrying value of its investment in Venton to $4.5 million to partially reflect the purchase price paid by the subsidiary of EXEL for its 20% ownership in Venton. The new carrying value was established by taking the mid-point between the per share purchase price paid by the Company in April 1996 and the per share purchase price paid by the subsidiary of EXEL in July 1997.

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

3.        Investment Information (continued)

          In December 1997, the Company participated at its existing 9.9% economic interest with Trident and the subsidiary of EXEL in a rights offering issued by Venton. In that connection, the Company made an additional cash investment of $3.3 million and increased its capital contribution commitment to $13.3 million.

          The Company's $13.3 million capital contribution commitment at December 31, 1997, in effect, supports the Company's pro rata portion of a $122.9 million letter of credit in favor of Lloyd's supporting Venton's 1998 corporate underwriting vehicles. The letter of credit was provided by a bank with the credit backing of EXEL's subsidiary. Trident has a similar commitment under the letter of credit. The Company and Trident agreed to pay their pro rata portion of any draw downs under the letter of credit based on their percentage ownership in Venton.

          The financing will provide Venton with additional capacity to support the continued growth in Venton's business at Lloyd's and to increase the retention of Venton's premiums that would have otherwise been reinsured.

          The Company also reinsured certain Lloyd's Syndicates managed by Venton. The Company's net premiums written and net premiums earned from such Lloyd's Syndicates were $11.8 million and $6.8 million, respectively, in 1997 and $2.9 million and $1.0 million, respectively, in 1996.

          Several reinsurance treaties, which represent a substantial majority of the premiums assumed by the Company from Lloyd's Syndicates managed by Venton, have not been renewed in 1998 due to the above mentioned increase in Venton's underwriting capacity.

          Fixed Maturities

          Contractual maturities of fixed maturity securities at December 31, 1997 are shown below. Expected maturities, which are management's best estimates, will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                        (In thousands)
                                                       December 31, 1997
                                                  Estimated Fair   Amortized
                                                      Value           Cost
                                                  --------------  -----------
       Available for sale:
          Due in one year or less                     $22,507        $22,481
          Due after one year through five years        42,358         41,807
          Due after five years through 10 years        16,626         16,069
          Due after 10 years                           20,181         19,448
                                                   -----------    -----------
          Sub-total                                   101,672         99,805
          Mortgage and asset-backed securities         30,487         30,082
                                                   -----------    -----------
       Total                                         $132,159       $129,887
                                                   ===========    ===========

          As of December 31, 1997, the weighted average contractual and expected maturities of the fixed maturity investments, based on fair value, were
     11.3 years and 7.3 years, respectively.

          Proceeds from the sale of fixed maturity securities during 1997, 1996 and 1995 were approximately $241 million, $227 million and $44 million, respectively. Gross gains of $858,000, $1,071,000 and $410,000 were realized on those sales during 1997, 1996 and 1995, respectively. Gross losses of $583,000, $1,430,000 and $13,000 were realized during 1997, 1996 and 1995, respectively.

          Substantially all fixed maturity investments held by the Company at December 31, 1997 were considered investment grade by Standard & Poor's Corporation or Moody's Investors Service, Inc.

          There are no investments in any entity in excess of 10% of the Company's stockholders' equity at December 31, 1997 other than investments issued or guaranteed by the United States government or its agencies.

          Securities Pledged and on Deposit

          Securities with a carrying value of approximately $38.2 million have been pledged as collateral for letters of credit obtained in connection with certain reinsurance obligations of the Company (see Note 5).

          At December 31, 1997, securities with a face amount of $1,725,000 were on deposit with the Insurance Department of the State of Nebraska and other states in order to comply with insurance laws.

4.        Agreements with Related Parties

          Investment Advisory Agreements

          The Company has an investment advisory agreement with Risk Capital Corp. for management of the Company's portfolios of equity securities (including convertible securities) that are publicly traded ("Public Portfolio") and privately held ("Private Portfolio"). The Private Portfolio includes equity securities which at the time of acquisition do not have a readily ascertainable market or are subject to certain trading restrictions. Risk Capital Corp. is also an investment advisor to Trident, a dedicated insurance industry private equity fund organized by Risk Capital Corp. and three other sponsors. Risk Capital Corp.'s direct parent, MMRCH, owns 1,395,625 shares, or approximately 8.2% of the outstanding Common Stock, and Class A warrants and Class B warrants to purchase 905,397 and 1,920,601 shares of RCHI Common Stock, respectively. At December 31, 1997, Trident owns 750,000 shares, or approximately 4.4% of the outstanding Common Stock, and Class A warrants to purchase 1,386,079 shares of RCHI Common Stock.

          The Company pays an annual fee equal to 0.35% of the daily average market value of the Public Portfolio. With respect to the Private Portfolio, the Company pays an annual fee equal to the sum of (i) 1.5% per annum on the first $250.0 million in carrying value of the Private Portfolio and (ii) 1.0% per annum on the carrying value of the Private Portfolio that exceeds $250.0 million. Risk Capital Corp. is also entitled to annual compensation, equal to the excess, if any, of (x) 7.5% of cumulative net realized gains including dividends, interest and other distributions, received on the Private Portfolio over (y) cumulative compensation previously paid in prior years on cumulative net realized gains.

          The agreement has an initial term expiring on December 31, 2001 and will be automatically renewed for successive one-year terms thereafter, unless either party delivers written notice of termination at least one year prior to the end of the then current term. The agreement provided for a minimum aggregate cash fee to Risk Capital Corp. of $500,000 per annum through December 31, 1997. Fees incurred under the agreement during fiscal years 1997, 1996 and partial fiscal year 1995 were approximately $1.3 million, $686,000 and $151,000, respectively. In addition, in 1997 and 1996, unrealized appreciation in the Private Portfolio is net of accrued fees of approximately $1.4 million and $443,000, respectively.

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

4.        Agreements with Related Parties (continued)

          The Company has an investment advisory agreement with The Putnam Advisory Company, Inc. ("Putnam"), an affiliate of Risk Capital Corp., for the management of the Company's fixed income securities and short term cash portfolios. For the fixed income securities portfolio, the Company pays a fee equal to the sum of 0.35% per annum of the first $50 million of the market value of the portfolio, 0.30% per annum on the next $50.0 million, 0.20% per annum on the next $100 million and 0.15% per annum of the market value of assets that exceeds $200 million. For the short term cash portfolio, the Company pays a fee equal to 0.15% per annum of the total monthly average market value. Fees incurred under the agreement during 1997, 1996 and 1995 were approximately $493,000, $547,000 and $190,000, respectively. The agreement is subject to termination by either party upon 30 days' written notice.

          Reinsurance Treaties

          In addition to business assumed from insurance companies where the Company has a private equity investment as described in Note 3, the Company also assumed premiums written and premiums earned of $5.5 million and $2.5 million, respectively, in 1997 from EXEL, which owns 4,755,000 shares, or approximately 27.9% of the outstanding Common Stock, and premiums written and premiums earned of $12.3 million and $6.8 million, respectively, in 1997 from majority-owned insurance companies of Trident.

          Other Agreements

          The Company reimbursed Risk Capital Corp. approximately $1,579,000 in 1995 for certain expenses incurred by Risk Capital Corp. in connection with the formation and initial public offering of the Company.

          Commencing in 1996, Risk Capital Corp. subleased office space from the Company for a term expiring in October 2002. Future minimum rental income, exclusive of escalation clauses and maintenance costs, under the remaining term of the sublease will be approximately $2,077,000. Rental income for 1997 and 1996 was $430,000 and $264,000, respectively.

          In addition in 1997, Risk Capital Corp. reimbursed the Company approximately $530,000 (net of $44,000 for certain sublease income allocated to Risk Capital Corp.) for their pro-rata share of improvement and maintenance costs under the sublease.

5.        Commitments

          Lease Agreement

          The Company has a sublease agreement for office facilities for a term expiring in October 2002. Future minimum rental charges under the remaining term of the sublease, exclusive of escalation clauses and maintenance costs and net of rental income, are as follows:

                                                  (In thousands)
                                               ----------------------
                       1998                           $   576
                       1999                               576
                       2000                               574
                       2001                               572
                       2002                               476
                                                    ----------
                                                       $2,774
                                                    ==========

          During 1997, 1996 and 1995, rental expense, net of income from subleases, was approximately $643,000, $613,000, and $54,000, respectively.

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

5.        Commitments (continued)

          Letters of Credit

          At December 31, 1997, the Company is obligated under letters of credit in an aggregate amount of approximately $46.5 million, which secure certain of the Company's reinsurance obligations and investment commitments (see
     Note 3).

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

6.        Claims and Claims Expenses

          The reconciliation of claims and claims expense reserves is as follows:


                                                                                         (In thousands)
                                                                                          December 31,
                                                                                   1997                  1996
                                                                              ----------------     -----------------
          At beginning of year:
             Gross claims and claims expense reserves                                 $20,770                    --
             Reinsurance recoverables                                                     522                    --
                                                                              ----------------     -----------------
               Net claims and claims expense reserves                                  20,248
         Net claims and claims expenses incurred relating to:
             Current year                                                              73,385               $24,079
             Prior year                                                                    22                    --
                                                                              ----------------     -----------------
               Total                                                                   73,407                24,079
          Net paid claims and claims expenses incurred relating to:
             Current year                                                              13,649                 3,831
             Prior year                                                                 9,238                    --
                                                                              ----------------     -----------------
               Total                                                                   22,887                 3,831
          At end of year:
             Net claims and claims expense reserves current year                       70,768                20,248
             Reinsurance recoverables                                                      --                   522
                                                                              ----------------     -----------------
               Gross claims and claims expense reserves                               $70,768               $20,770
                                                                              ================     =================

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

6.        Claims and Claims Expenses (continued)

          The Company believes that its exposure, if any, to environmental impairment liability and asbestos-related claims is minimal since no business has been written for periods prior to 1996.

          Subject to the following, the Company believes that the reserves for claims and claims expenses are adequate to cover the ultimate cost of claims and claims expenses incurred through December 31, 1997. The reserves are based on estimates of claims and claims expenses incurred and, therefore, the amount ultimately paid may be more or less than such estimates. The inherent uncertainties of estimating claims and claims expense reserves are exacerbated for reinsurers by the significant periods of time (the "tail") that often elapse between the occurrence of an insured claim, the reporting of the claim to the primary insurer and, ultimately, to the reinsurer, and the primary insurer's payment of that claim and subsequent indemnification by the reinsurer. As a consequence, actual claims and claims expenses paid may deviate, perhaps substantially, from estimates reflected in the Company's reserves reported in its financial statements. The estimation of reserves by new reinsurers, such as the Company, may be less reliable than the reserve estimations of a reinsurer with an established volume of business and claims history. To the extent reserves prove to be inadequate, the Company may have to augment such reserves and incur a charge to earnings. Such a development, while not anticipated, could occur and result in a material charge to earnings or stockholders' equity in future periods.

7.        Retrocession Agreements

          The Company utilizes retrocession agreements for the purpose of limiting its exposure with respect to multiple claims arising from a single occurrence or event. The Company also participates in "common account" retrocessional arrangements for certain treaties. Such arrangements reduce the effect of individual or aggregate losses to all companies participating on such treaties including the reinsurer, such as the Company, and the ceding company.

          Reinsurance recoverables are recorded as assets, predicated on the retrocessionaires' ability to meet their obligations under the retrocessional agreements. If the retrocessionaries are unable to satisfy their obligations under the agreements, the Company would be liable for such defaulted amounts.

          The effects of reinsurance on written and earned premiums and claims and claims expenses are as follows:

                                                    (In thousands)
                                                     Years Ended
                                                     December 31,
                                               1997                  1996
                                        ----------------     -----------------
          Assumed premiums written             $147,878               $73,685
          Ceded premiums written                  3,044                 1,153
                                        ----------------     -----------------
          Net premiums written                 $144,834               $72,532
                                        ================     =================

          Assumed premiums earned               110,992                36,337
          Ceded premiums earned                   3,620                   576
                                        ----------------     -----------------
          Net premiums earned                  $107,372               $35,761
                                        ================     =================

          Assumed claims and claims
            expenses incurred                    73,407                24,601
          Ceded claims and claims
            expenses incurred                                             522
                                        ----------------     -----------------
          Net claims and claims
            expenses incurred                   $73,407               $24,079
                                        ================     =================

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

7.        Retrocession Agreements (continued)

          At December 31, 1997, the Company's balance sheet reflects reinsurance recoverable balances as follows:

                                                           (In thousands)
                                                             Years Ended
                                                             December 31,
                                                          1997          1996
                                                       ---------     ---------
          Reinsurance recoverable balances:
               Unpaid claims and claim expenses                          $522
               Ceded balances payable                    ($211)          (536)
                                                       ---------     ---------
          Reinsurance balances, net                      ($211)          ($14)
                                                       =========     =========
          Reinsurance recoverable on unearned premium       --           $576
                                                       =========     =========

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

          Restricted Stock

          During 1997, 1996 and 1995, the Company granted an aggregate of 24,000, 76,000 and 190,500 shares, respectively, of restricted stock under the Stock Plan. Grants of restricted stock generally vest at a rate of 20% per year over five years commencing on the first anniversary of the date of grant. The Company records a deferred expense equal to the market value of the shares at the date of grant which is amortized and charged to income over the vesting period. The deferred expense was $506,000, $1,487,000 and $3,895,000, and the amortization of the deferred expense was $1,687,000, $1,969,000 and $454,000, for 1997, 1996 and 1995, respectively.

          Stock Options

          The Company issues incentive stock options and/or non-qualified stock options at fair market values at the grant dates to officers and non-employee directors. Options to officers generally vest and become exercisable at a rate of 20% per year over five years from the date of grant. Incentive stock options expire ten years after the grant date and non-qualified stock options expire seven years after vesting. Initial options granted to non-employee directors vest and become exercisable in three equal installments, commencing on the date of grant and annually thereafter. Annual options granted to non-employee directors in office on January 1 of each year vest on the first anniversary of the date the option is granted.

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

8.        Employee Benefits and Compensation Arrangements (continued)

          Information relating to the Company's stock options is set forth below:

                                                                                     (In thousands)
                                                                    Years Ended                         June 23, 1995
                                                                   December 31,                    (date of inception) to
                                                                 1997              1996                December 31, 1995
                                                            --------------    --------------     -----------------------------
          Number of options
          Outstanding, beginning of year                        628,950           192,700                               --
          Granted                                               371,700           436,350                          192,900
          Canceled                                              (39,500)               --                             (200)
          Exercised                                                (500)             (100)                              --
          Outstanding, end of year                              960,650           628,950                          192,700
          Exercisable, end of year                              178,611            39,500                              800

          Average exercise price
          Granted                                                $22.86            $17.98                           $20.44
          Canceled                                                17.63                --                            20.00
          Exercised                                               17.63             20.00                               --
          Outstanding, end of year                                20.38             18.74                            20.44
          Exercisable, end of year                                19.32             20.43                            20.12


          Exercise prices for options outstanding at December 31, 1997 ranged from $16.63 to $23.38. The weighted average remaining contractual life of these options is approximately nine years.

          Employee Stock Purchase Plan

          Effective December 1, 1995, the Company established a tax-qualified employee stock purchase plan (the "Purchase Plan"). An aggregate of 120,000 shares of Common Stock have been reserved for issuance under the Purchase Plan. Eligible employees may elect to participate in an annual offering period under the Purchase Plan by authorizing after-tax payroll deductions of up to 20% (in whole percentages) of their eligible compensation for the purchase of shares of Common Stock at 85% of the lesser of the market value per share of the Common Stock at the beginning or end of the annual offering period, subject to certain restrictions. During 1997 and 1996, employees purchased approximately 14,100 and 14,000 shares respectively, of Common Stock under the Purchase Plan.

          Pro Forma Information

          Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123. Such information has been determined for the Company as if the Company has accounted for its employee stock options under the fair value method of this Statement. The fair value for the Company's employee stock options has been estimated at the date of grant using a Black-Scholes option valuation model with the following weighted-average assumptions for options issued in 1997, 1996 and 1995, respectively; (i) dividend yield: 0.0%; (ii) volatility factor: 25.0%;
     (iii) average expected option life: 6 years for all years; and (iv) risk free interest rates of 5.8%, 6.0% and 6.0% respectively. The weighted-average fair value of options granted for the years ended December 31, 1997 and 1996 and for the period from June 23, 1995 (date of inception) to December 31, 1995 was $3.2 million, $3.0 million and $1.5 million, respectively.

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

8.        Employee Benefits and Compensation Arrangements (continued)

          The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models, such as the Black-Scholes model, require the input of highly subjective assumptions (particularly with respect to the Company, which has a limited stock-trading history), including expected stock price volatility. As the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the Company believes that the existing option valuation models, such as the Black-Scholes model, may not necessarily provide a reliable single measure of the fair value of employee stock options.

          For purposes of the required pro forma information, the estimated fair value of employee stock options is amortized to expense over the options' vesting period. The Company's pro forma information regarding net income and earnings per share follows:

                                                                           (In thousands, except per share data)
                                                                      Years Ended                     June 23, 1995
                                                                      December 31,                (date of inception) to
                                                              1997              1996                 December 31, 1995
                                                          --------------    -------------      -------------------------------
          Net income, as reported                           $2,039             $4,112                     $1,019
          Pro forma net income                                $994             $3,569                       $911

          Earnings per share as reported:
             Basic and diluted                                $0.12            $0.24                       $0.06
          Pro forma earnings per share:
             Basic and diluted                                $0.06            $0.21                       $0.05


          The effects of applying FASB 123 as shown in the pro forma disclosures may not be representative of the effects on reported net income for future years.

          The effect on net income and earnings per share after applying FASB Statement No. 123's fair valuation method to stock issued to employees under the Purchase Plan does not materially differ from the pro forma information set forth above with respect to the Company's employee stock options.

          Retirement Plans

          Effective as of January 1, 1996, the Company adopted a tax-qualified, non-contributory defined contribution money purchase pension plan (the "Pension Plan") under which the Company contributes for each eligible employee an amount equal to the sum of (i) 4% of eligible compensation up to the taxable wage base (as such term is defined in the Pension Plan; for 1997 and 1996, amounts were set at $65,400 and $62,700 respectively) and
     (ii) 8% of eligible compensation in excess of the taxable wage base (up to the applicable compensation limit (the "compensation limit") imposed by
     Section 401(a)(17) of the Internal Revenue Code of 1986, as amended (the "Code"), which for 1997 and 1996 were $160,000 and $150,000, respectively). Substantially all employees of the Company are eligible for participation in the Pension Plan. In 1997 and 1996, the Company expensed $168,000 and $90,000, respectively, related to the Pension Plan.

          Effective as of January 1, 1996, the Company adopted a tax-qualified, employee savings plan (the "Savings Plan"). Pursuant to Section 401(k) of the Code, eligible employees of the Company are able to make deferral contributions of up to 15% of their eligible compensation, subject to limitations under applicable law. The Company matches 100% of the first 3% of eligible compensation deferred by employees and 50% of the next 3% of eligible compensation so deferred. Substantially all employees of the Company are eligible for participation in the Savings Plan. In 1997 and 1996, the Company expensed $123,000 and $75,000, respectively, related to the Savings Plan.

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

8.        Employee Benefits and Compensation Arrangements (continued)

          Effective as of January 1, 1996, the Company adopted a supplemental, non-qualified executive savings and retirement plan (the "Supplemental Plan") under which the Company contributes 8% of eligible compensation in excess of the compensation limit for eligible officers of the Company. Participants may also defer certain amounts of eligible base compensation and bonus. Under the Supplemental Plan, the Company matches 100% of the first 3% of eligible base compensation in excess of the compensation limit that is deferred by participants under the Supplemental Plan, and provides a 50% matching contribution for the next 3% of such excess eligible compensation so deferred. In 1997 and 1996, the Company expensed $74,000 and $46,000, respectively, related to the Supplemental Plan.

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

          An analysis of the Company's effective tax rate for the years ended December 31, 1997, 1996 and for the period June 23, 1995 (date of inception) to December 31, 1995 is as follows:


                                                                                         (In thousands)

                                                                                                           June 23, 1995
                                                                            Years Ended                 (date of inception)
                                                                           December 31,                          to
                                                                       1997             1996             December 31, 1995
                                                                  --------------   --------------  ---------------------------
                                                                     Amount          Amount                  Amount
                                                                  ---------------  -------------       -------------------
         Income taxes computed on pre-tax income                           $663         $1,614                 $381
         Reduction in income taxes resulting from:
              Tax-exempt investment income                                  (524)          (979)              (285)
              Dividend received deduction                                   (650)          (341)               (24)
              Other                                                         173             43
                                                                  ---------------  -------------       -------------------
         Income tax expense (benefit) on pre-tax income                    ($338)         $337                  $72
                                                                  ===============  =============       ===================

          The Company's current federal tax expense (benefit) for 1997, 1996 and 1995 was based on regular taxable income. Federal income taxes paid in 1997 and 1996 were $1.4 million and $1.7 million, respectively.

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

9.        Income Taxes (continued)

          The net deferred income tax liability reflects temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes, net of a valuation allowance for any portion of the deferred tax asset that management believes will not be realized. Significant components of the Company's deferred income tax assets and liabilities as of December 31, 1997 and 1996 were as follows:

                                                             (In thousands)
                                                              Years Ended
                                                              December 31,
                                                            1997        1996
                                                         ---------    ---------
          Deferred income tax assets:
               Net claim reserve discount                  $4,036       $1,275
               Net unearned premium reserve                 5,197        2,574
               Compensation liabilities                       675          575
               Foreign currency                               239
               Equity in net loss of investees, net           190           87
                                                         ---------    ---------
          Total deferred tax assets                        10,337        4,511
                                                         ---------    ---------
          Deferred income tax liabilities:
               Deferred policy acquisition cost             (6,052)     (2,456)
                Unrealized appreciation of investments     (29,348)     (5,081)
                Other                                          (27)
                                                         ---------    ---------
          Total deferred tax liabilities                   (35,427)     (7,537)
                                                         ---------    ---------
          Net deferred income tax liability               ($25,090)    ($3,026)
                                                         =========    =========

10.       Statutory Information

          The Insurance Department of the State of Nebraska issued to Risk Capital Reinsurance its domiciliary insurance license on November 6, 1995. Statutory net income and surplus of Risk Capital Reinsurance, as reported to insurance regulatory authorities, differ in certain respects from the amounts prepared in accordance with GAAP. The following tables reconcile statutory net income and surplus to consolidated GAAP net income and stockholders' equity:

                                                                                     (In thousands)
                                                                     Years Ended                      June 23, 1995
                                                                     December 31,                 (date of inception) to
                                                                 1997              1996              December 31, 1995
                                                             --------------    --------------     --------------------------
          Net Income:
          Insurance Subsidiary
          Statutory net income (loss)                            ($5,649)           ($4,636)                       $910
          GAAP adjustments:
               Deferred acquisition costs                         10,273              7,018
               Realized loss                                      (4,601)
               Deferred income taxes                               2,099              1,810                         158
               Equity in net loss of investees                     (192)               (161)
                                                             --------------    --------------         --------------------
          GAAP net income                                          1,930              4,031                       1,068
          RCHI (parent company only) operations                      109                 81                         (49)
                                                             --------------    --------------         --------------------
          Consolidated GAAP net income                            $2,039             $4,112                      $1,019
                                                             ==============    ==============         ====================

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

10.   Statutory Information (continued)

                                                           (In thousands)
                                                             December 31,
                                                       -------------------------
                                                         1997           1996
                                                       ---------      ---------
      Stockholders' Equity:
      Statutory surplus                                $ 385,007      $ 334,309
           Deferred acquisition costs                     17,292          7,272
           Unrealized appreciation                         7,464            252
           Deferred income tax liability, net            (25,079)        (3,026)
           Non-admitted assets                             4,899          3,799
                                                       ---------      ---------
      Investment in insurance subsidiary, GAAP           389,583        342,606
      RCHI (parent company only):
           Other net assets                               11,448          9,607
                                                       ---------      ---------
      Consolidated stockholders' equity, GAAP          $ 401,031      $ 352,213
                                                       =========      =========

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

      Nebraska insurance laws provide that, without prior approval of the Nebraska Director of Insurance ("Nebraska Director"), Risk Capital Reinsurance cannot pay a dividend or make a distribution (together with other dividends or distributions paid during the preceding 12 months) that exceeds the greater of
(i) 10% of statutory surplus as of the preceding December 31 ($385.0 million as of December 31, 1997) or (ii) statutory net income from operations from the preceding calendar year not including after tax realized capital gains ($7.8 million loss for 1997). Net income (exclusive of realized capital gains) not previously distributed or paid as dividends from the preceding two calendar years may be carried forward for dividends and distribution purposes. Any proposed dividend or distribution in excess of such amount is called an "extraordinary" dividend or distribution and may not be paid until either it has been approved, or a 30-day waiting period has passed during which it has not been disapproved, by the Nebraska Director. Notwithstanding the foregoing, Nebraska insurance laws provide that any distribution that is a dividend may only be paid out of earned surplus arising from its business, which is defined as unassigned funds (surplus) as reported in the statutory statement for the most recent years ($56.9 million as of December 31, 1997). In addition, Nebraska insurance laws also provide that any distribution that is a dividend and that is in excess of Risk Capital Reinsurance's unassigned funds, exclusive of any surplus arising from unrealized capital gains or revaluation of assets ($14.3 million deficit as of December 31, 1997) will be deemed an "extraordinary" dividend subject to the foregoing requirements. Therefore, Risk Capital Reinsurance cannot make a distribution that is a dividend without the prior approval of the Nebraska Director during 1998.

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

10.   Statutory Information (continued)

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

11.   Business Information

      The Company operates from one domestic location and has one business segment, which is providing capital and/or property casualty reinsurance to insurance and reinsurance companies and making investments in insurance and insurance-related entities on a global basis.

      During 1997, one client company contributed approximately $25.9 million, or 18%, of net premiums written and $15.1 million, or 14%, of net premiums earned.

      During 1997, affiliates of Marsh & McLennan Companies, Inc. (which include Balis & Co., Inc., Guy Carpenter & Company, Inc., Carpenter Bowring Ltd., and Marsh & McLennan FINPRO) and the Aon Group generated 47.3% and 25.2% of the Company's assumed net premiums written. U.S. Reinsurance Corporation, Balis & Co., Inc. and Minet Re generated approximately 27.7%, 13.7%, and 12.1%, respectively, of the Company's assumed net premiums written for 1996.

      Net premiums written and earned recorded from client companies located in Europe or Lloyd's Syndicates (some of which are denominated in United States dollars) were $40.1 million and $25.8 million, respectively, in 1997 and $21.8 million and $4.6 million, respectively, in 1996.

12.   Earnings Per Share

      The following table sets forth the computation of basic and diluted earnings per share:

                                                 (In thousands, except per share data)
                                                Years Ended              June 23, 1995
                                                December 31,        (date of inception) to
                                             1997          1996        December 31, 1995
                                         -----------   -----------  ----------------------
Basic Earnings Per Share:
Net income                               $     2,039   $     4,112       $     1,019
Divided by:
Weighted average shares
     outstanding for the period           17,032,601    16,981,724        16,747,084
Basic earnings per share                 $      0.12   $      0.24       $      0.06

Diluted Earnings Per Share:
Net income                               $     2,039   $     4,112       $     1,019
Divided by:
Weighted average shares
     outstanding for the period           17,032,601    16,981,724        16,747,084
Effect of dilutive securities:
     Warrants                                 24,836                         238,867
     Employee stock options                   28,351         2,185             4,474
                                         -----------   -----------       -----------
Total shares                              17,085,788    16,983,909        16,990,425
                                         ===========   ===========       ===========
Diluted earnings per share               $      0.12   $      0.24       $      0.06

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

12.   Earnings Per Share (continued)

      Employee stock options to purchase 448,250, 251,850 and 40,500 shares of Common Stock at per share prices averaging $22.62, $20.40 and $21.46 were outstanding as of December 31, 1997, 1996 and 1995, respectively. These options were not included in the computation of diluted earnings per share because the options' average exercise prices were greater than the average market prices of the Common Stock of $20.11, $18.99 and $21.13 for the years ended December 31, 1997, 1996 and for the period September 13, 1995 through December 31, 1995. In addition, warrants to purchase 4,451,680 shares of Common Stock at $20 per share were outstanding as of December 31, 1997, 1996 and 1995 but were not included in the computation of diluted earnings per share for the year ended December 31, 1996 because the warrants' exercise price was greater than the average market price of the Common Stock for such year.

13.   Accounting Pronouncements

      Comprehensive Income

      In June 1997, the FASB issued Statement No. 130 "Reporting Comprehensive Income". This Statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity during a period resulting from transactions and other events from non-owner sources. The Statement is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods for comparative purposes is required. The Company will adopt the provisions of this Statement beginning in 1998.

      Comprehensive income for the Company would consist of net income and the change in unrealized appreciation or depreciation, net of income tax, as follows:

                                                      (In thousands, except per share data)
                                                      Years Ended          June 23, 1995
                                                      December 31,     (date of inception) to
                                                    1997      1996       December 31, 1995
                                                   -------   -------   ----------------------
Net income                                         $ 2,039   $ 4,112          $ 1,019
Other comprehensive income net of tax:
Unrealized appreciation (depreciation) of
investments:
    Unrealized holdings gains arising during
    period                                          44,574     6,523            3,989
    Less, reclassification adjustment for
    net realized (gains) losses included in
    net income                                         494      (818)            (258)
                                                   -------   -------          -------
Other comprehensive income                          45,068     5,705            3,731
                                                   -------   -------          -------
Comprehensive income                               $47,107   $ 9,817          $ 4,750
                                                   =======   =======          =======
Comprehensive income per share                     $  2.77   $   .58          $   .28
                                                   =======   =======          =======

      Segment Information

      In June 1997, the FASB issued Statement No. 131 "Disclosure About Segments of an Enterprise and Related Information". This Statement establishes standards for the way that public business enterprises report information about operating segments in annual and interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers.

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

13.   Accounting Pronouncements

      Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker for purposes of deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis for which it is used internally for evaluating segment performance and determining how to allocate resources to segments.

      This Statement is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. This Statement need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application.

      The Company is evaluating the applicability of this standard to its financial statements which is required to be adopted in 1998.

14.   Quarterly Financial Information (Unaudited)

      The following is a summary of unaudited quarterly financial data, restated where applicable, to conform to FASB Statement No. 128:

                                              (In thousands except per share data)
                                       Quarter        Quarter       Quarter
                                        Ended          Ended         Ended      Quarter
                                     December 31,  September 30,   June 30,      Ended
                                        1997           1997          1997    March 31, 1997
                                     -----------     -------       -------   --------------
Income Statement Data:
Net premiums written                   $45,972       $34,906       $30,090       $33,866
Net premiums earned                     41,744        24,655        19,901        21,072
Net investment income                    3,586         3,798         3,525         3,451
Net realized investment
     gains (losses)                     (4,377)        4,062          (420)          (25)
Operating expenses                      44,505        27,655        22,523        24,396
Equity in net income (loss) of
      investees                            281          (168)         (215)          (90)
Net income (loss)                      ($1,758)       $3,255          $344          $198

Per Share Data:
Basic earnings (loss) per share         ($0.10)        $0.19         $0.02         $0.01
Diluted earnings (loss) per share       ($0.10)        $0.19         $0.02         $0.01
Primary and fully-diluted
     earnings per share as
     previously reported:               ($0.10)        $0.19         $0.02         $0.01
Stockholders' equity per share
     Basic                              $23.51        $23.26        $22.26        $21.00
     Diluted                             22.79         22.35         21.91         21.00

Common Stock Prices:
High                                    $23.38        $23.38        $21.00        $19.25
Low                                      20.88         20.50         16.00         16.13
Close                                    22.25         23.00         21.00         17.00

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

14.   Quarterly Financial Information (Unaudited)

                                          (In thousands except per share data)
                                    Quarter        Quarter       Quarter       Quarter
                                     Ended          Ended         Ended         Ended
                                  December 31,  September 30,    June 30,     March 31,
                                      1996          1996          1996          1996
                                  ------------  -------------    --------     ---------
Income Statement Data:
Net premiums written                $19,023       $29,938       $16,468       $7,103
Net premiums earned                  17,522        12,628         3,838        1,773
Net investment income                 3,244         3,363         3,136        3,408
Net realized investment
     gains (losses)                   1,114          (109)          448         (194)
Operating expenses                   20,016        14,886         6,357        4,302
Equity in net loss of investees        (113)          (48)
Net income                            1,401           919           985          807

Per Share Data:
Basic earnings per share               0.08          0.05          0.06         0.05
Diluted earnings per share             0.08          0.05          0.06         0.05
Primary and fully-diluted
     earnings per share as
     previously reported:             $0.08         $0.05         $0.06        $0.05
Stockholders' equity per share
     Basic                           $20.68        $20.48        $20.07       $20.10
     Diluted                          20.64         20.48         20.07        19.97
Common Stock Prices:
High                                 $19.88        $20.75        $20.50       $23.25
Low                                   15.88         16.50         19.13        19.75
Close                                 19.38         19.00         19.63        20.50

                      Report of Independent Accountants on
                          Financial Statement Schedules

To the Board of Directors of
Risk Capital Holdings, Inc.

Our audit of the consolidated financial statements referred to in our report dated January 30, 1998 appearing on Page F-2 of this Annual Report on Form 10-K also included an audit of the Financial Statement Schedules listed on Page F-1 of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ Price Waterhouse LLP

New York, New York
January 30, 1998

                                                                      SCHEDULE I

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY

                             SUMMARY OF INVESTMENTS
                    OTHER THAN INVESTMENTS IN RELATED PARTIES
                                 (In thousands)

                                                           December 31, 1997
                                                   ---------------------------------
                                                                            Amount
                                                                           at which
                                                                           shown in
                                                   Amortized     Fair    the Balance
                                                      Cost      Value       Sheet
                                                   ---------     ----    -----------
Type of Investment:
FIXED MATURITY SECURITIES
U.S. government and government
    agencies and authorities                        $ 43,835   $ 44,135   $ 44,135
Foreign governments                                      512        577        577
Mortgage and asset-backed securities                  30,082     30,487     30,487
States, municipalities and political subdivisions     36,533     37,637     37,637
Corporate bonds                                       18,925     19,323     19,323
                                                    --------   --------   --------
       Total Fixed Maturities                        129,887    132,159    132,159
EQUITY SECURITIES
Publicly traded                                      116,258    180,052    180,052
Privately held                                        77,550     95,336     95,336
                                                    --------   --------   --------
       Total Equity Securities                       193,808    275,388    275,388
SHORT-TERM INVESTMENTS                                89,167     89,167     89,167
                                                    --------   --------   --------
       Total Investments                            $412,862   $496,714   $496,714
                                                    ========   ========   ========

                                                                     SCHEDULE II

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                  BALANCE SHEET
                              (Parent Company Only)
                             (Dollars in thousands)

                                                               December 31,
                                                         ----------------------
                                                            1997         1996
                                                         ---------    ---------
Assets
Investment in wholly owned subsidiary                    $ 389,583    $ 342,606
Fixed maturities (amortized cost: $7,011)                    7,043
Short-term investments                                       2,073        6,705
Cash                                                         1,471          938
Due from subsidiary                                            813        1,977
Other assets                                                   268          332
                                                         ---------    ---------
     Total Assets                                        $ 401,251    $ 352,558
                                                         =========    =========

Liabilities
Accounts payable and other liabilities                         220          345

Stockholders' Equity
  Preferred stock, $0.01 par value:
    20,000,000 shares authorized (none issued)
Common stock, $0.01 par value:
    80,000,000 shares authorized
    (issued and outstanding; 1997, 17,069,845;
    1996, 17,031,246)                                          171          170
Additional paid-in capital                                 341,162      340,435
Unrealized appreciation of investments, net
    of income tax                                           54,504        9,436
Deferred compensation under stock award plan                (1,778)      (2,959)
Retained earnings                                            7,170        5,131
Less treasury stock at cost (1997, 11,383 shares)             (198)
                                                         ---------    ---------
     Total Stockholders' Equity                            401,031      352,213
                                                         ---------    ---------
     Total Liabilities and Stockholders' Equity          $ 401,251    $ 352,558
                                                         =========    =========

                                                                     SCHEDULE II

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT      (continued)

                               Statement of Income
                              (Parent Company Only)
                             (Dollars In thousands)

                                                       Years Ended         June 23, 1995
                                                       December 31,    (date of inception) to
                                                      1997      1996      December 31, 1995
                                                    -------   -------  ----------------------
Revenues
Net investment income                               $   524   $   317         $   216

Operating Costs and Expenses
Operating expenses                                      357       193             291
                                                    -------   -------         -------
Income (loss) before income tax expense (benefit)       167       124             (75)

Income tax expense (benefit)                             58        43             (26)
                                                    -------   -------         -------
Net income (loss) before equity in net income of
     wholly owned subsidiary                            109        81             (49)
Equity in net income of wholly owned subsidiary       1,930     4,031           1,068
                                                    -------   -------         -------
Net income                                          $ 2,039   $ 4,112         $ 1,019
                                                    =======   =======         =======

                                                                     SCHEDULE II

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT      (continued)

                             Statement of Cash Flows
                              (Parent Company Only)
                                 (In thousands)

                                                                 Years Ended            June 23, 1995
                                                                 December 31,      (date of inception) to
                                                              1997         1996       December 31, 1995
                                                           ---------    ---------  ----------------------
Operating Activities
Net income (loss) from operations                          $     109    $      81             ($49)
   Adjustments to reconcile net income
      (loss) to net cash
      used for operating activities:
      Net change in other assets and liabilities                (650)         723           (1,238)
                                                           ---------    ---------        ---------
Net cash provided by (used for) operating activities            (541)         804           (1,387)

Investing activities:
Purchases of fixed maturities                                (11,014)
Sales of fixed maturities                                      4,000
Net change in short-term investments                           4,697         (905)          (5,800)
Capital contribution to subsidiary                                                        (328,071)
                                                           ---------    ---------        ---------
Net Cash Used For Investing Activities                        (2,317)        (905)        (333,871)

Financing activities:
      Net cash proceeds from initial public offering
         and direct sales                                                                  322,073
      Proceeds from issuance of Class B warrants                                            13,458
      Common stock issued                                        727        1,699            3,895
      Purchase of treasury shares                               (197)
      Deferred compensation on restricted stock awarded         (506)      (1,487)          (3,895)
         Amortization of deferred compensation collected       3,367          454
                                                           ---------    ---------        ---------
Net Cash Provided By Financing Activities                      3,391          666          335,531

Increase in cash                                                 533          565              373
Cash at beginning of period                                      938          373
                                                           ---------    ---------        ---------
Cash at end of period                                      $   1,471    $     938        $     373
                                                           =========    =========        =========

                                                                    SCHEDULE III

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
                       SUPPLEMENTARY INSURANCE INFORMATION
                                 (In thousands)

                                   Future
                                   Policy
                                  Benefits,                                      Benefits,   Amortization
                       Deferred    Losses,                                        Claims,    of Deferred
                        Policy    Claims and                           Net      Losses and      Policy        Other
                     Acquisition    Claims     Unearned   Premium   Investment  Settlement    Acquisition   Operating   Premiums
                        Costs      Expenses    Premiums   Revenue     Income     Expenses       Costs        Expenses   Written
                     -----------  ----------   --------   -------   ----------  ----------   ------------   ---------   --------
December 31, 1997
Property-Casualty     $ 17,292     $ 70,768    $ 74,234   $107,372   $ 14,360    $ 73,407      $ 31,467      $ 13,523   $144,834
Accident and Health
                      --------     --------    --------   --------   --------    --------      --------      --------   --------
      Total           $ 17,292     $ 70,768    $ 74,234   $107,372   $ 14,360    $ 73,407      $ 31,467      $ 13,523   $144,834
                      ========     ========    ========   ========   ========    ========      ========      ========   ========

December 31, 1996
Property-Casualty     $  7,018     $ 20,770    $ 37,348   $ 35,761   $ 13,151    $ 24,079      $ 10,197      $ 11,285   $ 72,532
Accident and Health
                      --------     --------    --------   --------   --------    --------      --------      --------   --------
      Total           $  7,018     $ 20,770    $ 37,348   $ 35,761   $ 13,151    $ 24,079      $ 10,197      $ 11,285   $ 72,532
                      ========     ========    ========   ========   ========    ========      ========      ========   ========

                                                                     SCHEDULE IV

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
                                   REINSURANCE
                                 (In thousands)

                                                                      Percentage
                                    Ceded to    Assumed               of Amount
                           Gross      Other    From Other             Assumed to
                           Amount   Companies  Companies   Net Amount     Net
                           ------   ---------  ----------  ---------- ----------
December 31, 1997
Premiums Written:
   Property and Casualty             $  3,044   $147,878   $144,834   102.1%
   Accident and Health
                           -------   --------   --------   --------   -----
       Total                         $  3,044   $147,878   $144,834   102.1%
                           =======   ========   ========   ========   =====

December 31, 1996
Premiums Written:
   Property and Casualty             $  1,153   $ 73,685   $ 72,532   101.6%
   Accident and Health
                           -------   --------   --------   --------   -----
       Total                         $  1,153   $ 73,685   $ 72,532   101.6%
                           =======   ========   ========   ========   =====

                                  EXHIBIT INDEX

Exhibit
Number                       Description
-------                      -----------

3.1      Amended and Restated Certificate of Incorporation of
         Risk Capital Holdings, Inc.(a)

3.2      Amended and Restated Bylaws of Risk Capital Holdings,
         Inc.(b)

4.1      Specimen Common Stock Certificate(a)

4.2.1    Class A Common Stock Purchase Warrants issued to Marsh &
         McLennan Risk Capital Holdings, Ltd. on September 19,
         1995(b) and September 28, 1995(c)

4.2.2    Class A Common Stock Purchase Warrants issued to The
         Trident Partnership, L.P. on September 19, 1995(b) and
         September 28, 1995(c)

4.2.3    Class A Common Stock Purchase Warrants issued to Taracay
         Investors on September 19, 1995(b) and September 28,
         1995

4.3      Class B Common Stock Purchase Warrants issued to Marsh &
         McLennan Risk Capital Holdings, Ltd. on September 19,
         1995(b) and September 28, 1995(c)

10.1.1   Employment Agreement, between Risk Capital Holdings,
         Inc. and Mark D. Mosca(b)+

10.1.2   Employment Agreement, between Risk Capital Holdings,
         Inc. and Peter A. Appel(b)+

10.1.3   Employment Agreement, between Risk Capital Holdings,
         Inc. and Bonnie L. Boccitto(b)+

10.1.4   Employment Agreement, between Risk Capital Holdings,
         Inc. and Paul J. Malvasio(b)+

10.1.5   Termination Agreement, between Risk Capital Holdings,
         Inc. and Richard D. Robinson(c)

10.2     Amended and Restated Subscription Agreement, between
         Risk Capital Holdings, Inc. and The Trident Partnership,
         L.P.(b)

10.3     Amended and Restated Subscription Agreement, between
         Risk Capital Holdings, Inc. and Marsh & McLennan Risk
         Capital Holdings, Ltd.(b)

10.4     Amended and Restated Subscription Agreement, between
         Risk Capital Holdings, Inc. and Taracay Investors(b)

10.5     Purchase Agreement between Risk Capital Holdings, Inc.
         and X.L. Insurance Company, Ltd. (b)

10.6.1   Investment Advisory Agreement, between Risk Capital
         Holdings, Inc. and Marsh & McLennan Risk Capital
         Corp.(b)

10.6.2   Investment Advisory Agreement, between Risk Capital
         Reinsurance Company and Marsh & McLennan Risk Capital
         Corp.(b)

----------
(a) Incorporated by reference to Amendment No. 3 to the Registrant's Registration Statement on Form S-1 (No. 33-94184), as filed with the Securities and Exchange Commission (the "SEC") on August 11, 1995.

(b) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, as filed with the SEC on March 30, 1996.

(c) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, as filed with the SEC on March 31, 1997.

Exhibit
Number                       Description
-------                      -----------

10.7     Management Agreement, among Risk Capital Holdings, Inc.,
         Risk Capital Reinsurance Company and The Putnam Advisory
         Company, Inc.(b)

10.8.1   Sublease Agreement, dated as of March 18, 1996, between
         Risk Capital Reinsurance Company and Coca-Cola Bottling
         Company of New York, Inc.(b)

10.8.2   Sublease Amendment Agreement and Consent, dated as of
         November 11, 1997, between Risk Capital Reinsurance
         Company and Coca-Cola Bottling Company of New York, Inc.

10.9     Tax Sharing Agreement, between Risk Capital Holdings,
         Inc. and Risk Capital Reinsurance Company (amended)

10.10.1  Risk Capital Holdings, Inc. 1995 Long Term Incentive and
         Share Award Plan (the "1995 Stock Plan")(b)+

10.10.2  First Amendment to the 1995 Stock Plan(c)+

10.10.3  Restricted Stock Agreements--Executive Officers(d)+

10.10.4  Stock Option Agreements--Executive Officers (1995 and
         1996 grants)(d)+

10.10.5  Stock Option Agreement--Chairman (1996 grant)(d)

10.10.6  Stock Option Agreement--Chairman (1997 grant)

10.10.7 Stock Option Agreements--Non-Employee Directors (initial grants)(c)

10.10.8 Stock Option Agreements--Non-Employee Directors (1996 and 1997 annual grants)(c)

10.10.9 Stock Option Agreements--Non-Employee Directors (1998 annual grants)

10.11    Risk Capital Holdings, Inc. 1995 Employee Stock Purchase
         Plan(e)+

10.12.1  Risk Capital Reinsurance Company Money Purchase Pension
         Plan (the "Pension Plan")(b)+

10.12.2 Amendment and Restatement of the Adoption Agreement relating to the Pension Plan(c)+

10.13.1  Risk Capital Reinsurance Company Employee Savings Plan
         (the "Savings Plan")(b)+

10.13.2 Amendment and Restatement of the Adoption Agreement relating to the Savings Plan(c)+

10.14.1  Risk Capital Reinsurance Company Executive Supplemental
         Non-Qualified Savings and Retirement Plan (the
         "Supplemental Plan") and related Trust Agreement(b)+

----------
(d) Incorporated by reference to the Registrant's Report on Form 10-Q for the period ended June 30, 1997, as filed with the SEC on August 14, 1997.

(e) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (No. 33-99974), as filed with the SEC on December 4, 1995.

(f) Incorporated by reference to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (No. 33-94184), as filed with the SEC on August 4, 1995.

+ A management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.

Exhibit
Number                       Description
-------                      -----------

10.14.2 Amendment to the Adoption Agreement relating to the Supplemental Plan(c)+

21       Subsidiaries of the Registrant(f)

23       Consent of Price Waterhouse LLP

24       Power of Attorney

27       Financial Data Schedule