Form 10-Q
period 1998-03-31
RISK CAPITAL HOLDINGS INC
filed 1998-05-14
CIK 947484

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended March 31, 1998.

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

   --------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock.

                 Class                      Outstanding at March 31, 1998
                 -----                      -----------------------------
     Common Stock, $.01 par value                     17,062,515

================================================================================

                           RISK CAPITAL HOLDINGS, INC.

                                      INDEX
                                                                      Page No.
                                                                     ----------
PART I.  Financial Information

Item 1 - Consolidated Financial Statements

        Review Report of Independent Accountants                         1

        Consolidated Statement of Income and Comprehensive  Income       2
          For the three month periods ended March 31, 1998 and 1997

        Consolidated Balance Sheet                                       3
          March 31, 1998 and December 31, 1997

        Consolidated Statement of Changes in Stockholders'  Equity       4
          For the three month periods ended March 31, 1998 and 1997

        Consolidated Statement of Cash Flows                             5
          For the three month periods ended March 31, 1998 and  1997

        Notes to Consolidated Financial Statements                       6

Item 2 - Management's Discussion and Analysis of Financial
           Condition and Results of Operations                          12

PART II.  Other Information

Item 6 -  Exhibits and Reports on Form 8-K                              20

Signatures                                                              21

                    Review Report of Independent Accountants



To the Board of Directors and Stockholders of Risk Capital Holdings, Inc.

We have reviewed the accompanying interim consolidated balance sheet of Risk Capital Holdings, Inc. and its subsidiary as of March 31, 1998, and the related consolidated statements of income and comprehensive income, of changes in stockholders' equity and of cash flows for the period from January 1, 1998 to March 31, 1998. This financial information is the responsibility of the Company's management.

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

We previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1997, and the related consolidated statements of income, of retained earnings, and of cash flows for the year then ended (not presented herein), and in our report dated January 30, 1998 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1997, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

Price Waterhouse LLP

New York, New York
April 27, 1998

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
                        (in thousands, except share data)

                                                           (Unaudited)
                                                       Three Months Ended
                                                            March 31,
                                                     1998              1997
                                                 ------------      ------------
Premiums and Other Revenues
Net premiums written                                   44,408            33,866
Increase in unearned premiums                          (2,906)          (12,794)
                                                 ------------      ------------
Net premiums earned                                    41,502            21,072
Net investment income                                   3,604             3,451
Net investment gains/(losses)                             477               (25)
                                                 ------------      ------------
     Total revenues                                    45,583            24,498

Expenses
Claims and claims expenses                             30,253            14,540
Commissions and brokerage                               9,931             6,111
Other operating expenses                                4,589             3,745
                                                 ------------      ------------
     Total expenses                                    44,773            24,396

Income Before Income Taxes and Equity
  in Net Income (Loss) of Investees                       810               102
Federal income taxes:
     Current                                            1,563               288
     Deferred                                          (1,566)             (474)
                                                 ------------      ------------
Income tax benefit                                         (3)             (186)
                                                 ------------      ------------

Income Before Equity in Net Income
  (Loss) of Investees                                     813               288

Equity in net income (loss) of
investees                                                 756               (90)
                                                 ------------      ------------

Net Income                                              1,569               198
                                                 ------------      ------------

Other Comprehensive Income, Net of Tax

Change in net unrealized
appreciation of
investments, net of tax                                15,199             4,561
                                                 ------------      ------------

Comprehensive Income                             $     16,768      $      4,759
                                                 ============      ============

Average shares outstanding
     Basic                                         17,058,444        17,025,058
     Diluted                                       17,683,439        17,025,058

Per Share Data
     Net Income - Basic                          $       0.09      $       0.01
                - Diluted                        $       0.09      $       0.01
     Comprehensive Income - Basic                $       0.98      $       0.28
                          - Diluted              $       0.95      $       0.28

                 See Notes to Consolidated Financial Statements

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                      (in thousands, except per share data)

                                                                  (Unaudited)
                                                                   March 31,   December 31,
                                                                     1998          1997
                                                                   ---------    ---------
ASSETS
Investments:
Fixed maturities                                                   $ 170,001    $ 132,159
   (amortized cost: 1998, $168,230; 1997, $129,887)
Publicly traded equity securities                                    196,190      180,052
   (cost: 1998, $112,071; 1997, $116,258)
Privately held securities                                            104,718       95,336
   (cost: 1998, $83,372; 1997, $77,550)
Short-term investments                                                67,424       89,167
                                                                   ---------    ---------
   Total investments                                                 538,333      496,714
                                                                   ---------    ---------
Cash                                                                   3,991        9,014
Accrued investment income                                              3,381        2,781
Premiums receivable                                                   53,976       47,507
Reinsurance recoverable                                                4,650
Deferred policy acquisition costs                                     17,730       17,292
Other assets                                                          16,633        7,939
                                                                   ---------    ---------
   Total Assets                                                    $ 638,694    $ 581,247
                                                                   =========    =========

LIABILITIES
Claims and claims expenses                                         $ 100,150    $  70,768
Unearned premiums                                                     77,140       74,234
Contingent commissions payable                                         2,058          682
Investment accounts payable                                            3,703        1,996
Deferred income tax liability                                         32,116       25,090
Other liabilities                                                      5,436        7,446
                                                                   ---------    ---------
   Total Liabilities                                                 220,603      180,216
                                                                   ---------    ---------

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value:
   20,000,000 shares authorized (none issued)
Common stock, $.01 par value:
   80,000,000 shares authorized
   (1998, 17,074,565; 1997, 17,069,845 shares issued)                    171          171
Additional paid-in capital                                           341,326      341,162
Deferred compensation under stock award plan                          (1,634)      (1,778)
Retained earnings                                                      8,739        7,170
Less treasury stock, at cost (1998, 12,050; 1997, 11,383 shares)        (214)        (198)
Accumulated other comprehensive income consisting of
   unrealized appreciation of investments, net of income tax          69,703       54,504
                                                                   ---------    ---------
   Total Stockholders' Equity                                        418,091      401,031
                                                                   ---------    ---------
   Total Liabilities & Stockholders' Equity                        $ 638,694    $ 581,247
                                                                   =========    =========

                 See Notes to Consolidated Financial Statements



                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (in thousands)

                                                              (Unaudited)
                                                           Three Months Ended
                                                               March 31,
                                                           1998         1997
                                                         ---------    ---------
Common Stock
   Balance at beginning of year                          $     171    $     170
   Issuance of common stock
                                                         ---------    ---------
   Balance at end of period                                    171          170
                                                         ---------    ---------

Additional Paid-in Capital
   Balance at beginning of year                            341,162      340,435
   Issuance of common stock                                    164
                                                         ---------    ---------
   Balance at end of period                                341,326      340,435
                                                         ---------    ---------

Deferred Compensation Under Stock Award Plan
   Balance at beginning of year                             (1,778)      (2,959)
   Restricted common stock issued                             (133)
   Compensation expense recognized                             277          702
                                                         ---------    ---------
   Balance at end of period                                 (1,634)      (2,257)
                                                         ---------    ---------

Retained Earnings
   Balance at beginning of year                              7,170        5,131
   Net income                                                1,569          198
                                                         ---------    ---------
   Balance at end of period                                  8,739        5,329
                                                         ---------    ---------

Treasury Stock, At Cost
   Balance at beginning of year                               (198)
   Purchase of treasury shares                                 (16)        (152)
                                                         ---------    ---------
   Balance at end of period                                   (214)        (152)
                                                         ---------    ---------

Accumulated Other Comprehensive Income Consisting of
Unrealized Appreciation of Investments,
Net of Income Tax
   Balance at beginning of year                             54,504        9,436
   Change in unrealized appreciation                        15,199        4,561
                                                         ---------    ---------
   Balance at end of period                                 69,703       13,997
                                                         ---------    ---------

Total Stockholders' Equity
   Balance at beginning of year                            401,031      352,213
   Issuance of common stock                                    164
   Change in deferred compensation                             144          702
   Net income                                                1,569          198
   Purchase of treasury stock                                  (16)        (152)
   Change in unrealized appreciation of investments,
     net of income tax                                      15,199        4,561
                                                         ---------    ---------
   Balance at end of period                              $ 418,091    $ 357,522
                                                         =========    =========

                 See Notes to Consolidated Financial Statements

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                               (Unaudited)
                                                            Three Months Ended
                                                                 March 31,
                                                             1998        1997
                                                           --------    --------
OPERATING ACTIVITIES
Net income                                                 $  1,569    $    198
  Adjustments to reconcile net income
  to net cash provided by operating activities:
     Liability for claims and claims expenses,
     net                                                     29,382      11,035
     Unearned premiums                                        2,906      13,067
     Premiums receivable                                     (6,469)    (11,732)
     Accrued investment income                                 (600)        626
     Contingent commissions payable                           1,376         811
     Reinsurance balances, net                               (4,900)       (602)
     Deferred policy acquisition costs                         (438)     (3,281)
     Net investment (gains) / losses                           (477)         25
     Deferred income tax asset                               (1,159)       (522)
     Other liabilities                                       (2,010)     (2,333)
     Other items, net                                        (6,615)     (1,237)
                                                           --------    --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                    12,565       6,055
                                                           --------    --------

INVESTING ACTIVITIES
Purchases of fixed maturity investments                     (90,051)    (49,591)
Sales of fixed maturity investments                          52,295      78,953
Net (purchases)/sales of short-term investments              22,463     (15,502)
Purchases of equity securities                              (11,762)    (12,361)
Sales of equity securities                                    9,574       1,763
Purchases of furniture and equipment                           (122)        (65)
                                                           --------    --------
NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES        (17,603)      3,197
                                                           --------    --------

FINANCING ACTIVITIES
Common stock issued                                             164
Purchase of treasury stock                                      (16)       (152)
Deferred compensation on restricted stock                      (133)
                                                           --------    --------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES             15        (152)
                                                           --------    --------

Increase in cash                                             (5,023)      9,100
Cash beginning of year                                        9,014       1,466
                                                           --------    --------
Cash end of period                                         $  3,991    $ 10,566
                                                           ========    ========


                 See Notes to Consolidated Financial Statements

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. ORGANIZATION

Risk Capital Holdings, Inc. ("RCHI"), incorporated in March 1995 under the laws of the State of Delaware, is a holding company whose wholly owned subsidiary, Risk Capital Reinsurance Company ("Risk Capital Reinsurance"), a Nebraska corporation, was formed to provide, on a global basis, property and casualty reinsurance and other forms of capital, either on a stand-alone basis, or as part of integrated capital solutions for insurance companies with capital needs that cannot be met by reinsurance alone. (RCHI and Risk Capital Reinsurance are collectively referred to herein as the "Company.") In September 1995, through its initial public offering, related exercise of the underwriters' over-allotment option and direct sales of an aggregate of 16,750,625 shares of RCHI's common stock, par value $.01 per share (the "Common Stock"), at $20 per share, and the issuance of warrants, RCHI was capitalized with net proceeds of approximately $335.0 million, of which $328.0 million was contributed to the statutory capital of Risk Capital Reinsurance.

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

2. GENERAL

The accompanying interim consolidated financial statements have been prepared in conformity with generally accepted accounting principles and in the opinion of management, reflect all adjustments necessary (consisting of normal recurring accruals) for a fair presentation of results for such periods. These consolidated financial statements should be read in conjunction with the 1997 consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

3. COMPREHENSIVE INCOME

In presenting its financial statements, the Company has adopted the reporting of comprehensive income in a one financial statement approach, consistent with Statement of Financial Accounting Standards No. 130 of the Financial Accounting Standards Board ("FASB"). Comprehensive income is comprised of net income and other comprehensive income, which for the Company consists of the change in net unrealized appreciation or depreciation of investments, net of tax. In addition, prior periods have been reclassified to reflect the new accounting standard in order to make prior results comparable to current reporting.

Comprehensive income for the Company consists of net income and the change in unrealized appreciation or depreciation, net of income tax, as follows:

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3. COMPREHENSIVE INCOME (Cont'd)
                                                               (In thousands)
                                                            Three Months Ended
                                                                 March 31,
                                                             1998         1997
                                                           --------     --------
Net income                                                 $  1,569     $    198
Other comprehensive income, net of tax:
Unrealized appreciation (depreciation) of
investments:
   Unrealized holdings gains arising during period           15,509        4,545
   Less, reclassification adjustment for
   net realized (gains) losses included in
   net income                                                  (310)          16
                                                           --------     --------
Other comprehensive income                                   15,199        4,561
                                                           --------     --------
Comprehensive income                                       $ 16,768     $  4,759
                                                           ========     ========

4. EARNINGS PER SHARE DATA

Earnings per share are computed in accordance with FASB Statement No. 128 "Earnings Per Share" which was retroactively adopted in the 1997 fourth quarter. All earnings per share amounts for all periods have been presented and, where appropriate, restated to conform to the new accounting requirements.

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

The following table sets forth the computation of basic and diluted earnings per share:

                                              (In thousands, except share data)
                                                     Three Months Ended
                                                          March 31,
                                                    1998            1997
                                                 -----------     -----------
Net Income
Basic Earnings Per Share:
Net income                                       $     1,569     $       198
Divided by:
Weighted average shares outstanding for
the period                                        17,058,444      17,025,058
Basic earnings per share                         $      0.09     $      0.01

Diluted Earnings Per Share:
Net income                                       $     1,569     $       198
Divided by:
Weighted average shares outstanding for
the period                                        17,058,444      17,025,058
Effect of dilutive securities:
   Warrants                                          556,095              --
   Employee stock options                             68,900              --
                                                 -----------     -----------
Total shares                                      17,683,439      17,025,058
                                                 ===========     ===========
Diluted earnings per share                       $      0.09     $      0.01

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4. EARNINGS PER SHARE DATA (Cont'd)

Comprehensive Income
Basic Earnings Per Share:
Comprehensive income                                 $    16,768     $     4,759
Divided by:
Weighted average shares outstanding for
the period                                            17,058,444      17,025,058
Basic earnings per share                             $      0.98     $      0.28

Diluted Earnings Per Share:
Comprehensive income                                 $    16,768     $     4,759
Divided by:
Weighted average shares outstanding for
the period                                            17,058,444      17,025,058
Effect of dilutive securities:
Warrants                                                 556,095              --
Employee stock options                                    68,900              --
                                                     -----------     -----------
Total shares                                          17,683,439      17,025,058
                                                     ===========     ===========
Diluted earnings per share                           $      0.95     $      0.28

5. INVESTMENT INFORMATION

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

All of the Company's publicly traded equity securities and privately held securities were issued by insurance and reinsurance companies or companies providing services to the insurance industry. At March 31, 1998, the publicly traded equity portfolio consisted of 12 investments, with estimated fair values ranging individually from $2.3 million to $30.3 million.

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

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.    INVESTMENT INFORMATION (Cont'd)

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

Privately held securities consisted of the following:

                                                              (In thousands)
                                                          March 31, December 31,
                                                            1998        1997
                                                          --------- ------------
Carried  under the equity method:
Arbor Acquisition Corp. (Montgomery &
   Collins, Inc.)                                         $  2,847
The ARC Group, LLC                                           9,492      $ 10,341
Arx Holding Corp.                                            2,479         2,425
Capital Protection Insurance Services, LLC                   1,243           182
First American Financial Corporation                         6,600         6,572
Island Heritage Insurance Company, Ltd.                      3,988         3,950
LARC Holdings, Ltd.                                         25,338        24,496
New Europe Insurance Ventures                                  505           730
Providers' Assurance Corporation                             3,463         3,637
Sunshine State Holding Corporation                           1,424         1,424
                                                          --------      --------
   Sub-total                                                57,379        53,757
                                                          --------      --------

Carried at fair value:
Altus Holdings, Ltd.                                      $  6,667
GuideStar Health Systems, Inc.                               1,000         1,000
Peregrine Russell Miller Insurance
Investment Fund of Asia Limited                                            4,399
Sovereign Risk Insurance Ltd.                                  246           246
Terra Nova (Bermuda) Holdings, Ltd.                         26,810        23,250
TRG Associates, LLC                                          4,807         4,875
Venton Holdings, Ltd.                                        7,809         7,809
                                                          --------      --------
   Sub-total                                                47,339        41,579
                                                          --------      --------
   Total                                                  $104,718      $ 95,336
                                                          ========      ========

During the 1998 first quarter, the Company received dividend distributions from The ARC Group, LLC of $1.3 million and Terra Nova (Bermuda) Holdings, Ltd. of $46,000.

At March 31, 1998, the Company had investment commitments relating to its privately held securities totaling approximately $28.3 million, compared to $22.6 million at December 31, 1997.

Set forth below is certain information relating to acquisitions or disposals of privately held securities during 1998:

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5. INVESTMENT INFORMATION (Cont'd)


Arbor Acquisition Corp. (Montgomery & Collins, Inc.)

In March 1998, the Company purchased for approximately $2.8 million a 36.7% economic and voting interest in Arbor Acquisition Corp., the parent of Montgomery & Collins, Inc., a Boston-based national surplus lines and wholesale brokerage firm which operates in 11 cities, in addition to Boston. The investment was made concurrently with investments by Marsh & McLennan Risk Capital Holdings, Ltd. ("MMRCH") and Rufus Williams, a former partner and director of Johnson & Higgins and former Chief Executive Officer of Henry Ward Johnson & Company, Johnson & Higgins' excess and surplus brokerage operation. Upon completion of the transaction, Rufus Williams became Chairman of Montgomery & Collins' Board and Sandy Elsass continues as Montgomery & Collins' Chief Executive Officer.

Altus Holdings, Ltd.

In March 1998, the Company purchased for $10 million an approximately 28.3% economic interest (9.9% voting interest) in Altus Holdings, Ltd. ("Altus"), a new Cayman Islands company formed to provide rent-a-captive and other underwriting management services for risks of individual corporations and insurance programs developed by insurance intermediaries. The Company's investment was funded through two-thirds cash and one-third through a letter of credit. The balance of the $35 million of initial capital invested in Altus was contributed by The Trident Partnership, L.P. ("Trident"), EXEL Limited, MMRCH and members of Altus' management. The Company may provide reinsurance capacity for business developed by Altus.

The Company issued a letter of credit in the amount of $5.8 million for Trident's unfunded investment commitment in Altus for an annual fee of $58,000, or 100 basis points on the letter of credit amount.

Annuity and Life Re (Holdings), Ltd.

In April 1998, the Company acquired for approximately $20 million a minority interest in Annuity and Life Re (Holdings), Ltd. ("Annuity and Life Re"), a new Bermuda-based reinsurance company formed to provide annuity and life reinsurance. The Company's investment was made concurrently with the consummation of Annuity and Life Re's initial public offering. The Company purchased approximately 1.4 million common shares of Annuity and Life Re and warrants to purchase at an exercise price of $15.00 per share (the initial public offering price) an additional 100,000 common shares. The aggregate purchase price paid by the Company was based on a price of $14.10 for a unit consisting of one common share and certain warrants. The Company owns approximately 5.6% of the outstanding common shares of Annuity and Life Re following the exercise of the underwriters' over-allotment option. Annuity and Life Re's common shares are quoted on The Nasdaq Stock Market's National Market under the symbol "ALREF." The Company is subject to a one-year lock-up period and will therefore carry this investment at a discount to its current trading value until such restriction expires.

6. RETROCESSION AGREEMENTS

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

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6. RETROCESSION AGREEMENTS (Cont'd)

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

The effects of reinsurance on written and earned premiums and claims and claims expenses are as follows:

                                                              (In thousands)
                                                            Three Months Ended
                                                                March 31,
                                                           1998          1997
                                                         --------      --------
Assumed premiums written                                 $ 48,154      $ 34,577
Ceded premiums written                                      3,746           711
                                                         --------      --------
Net premiums written                                     $ 44,408      $ 33,866
                                                         ========      ========

Assumed premiums earned                                    45,248        21,510
Ceded premiums earned                                       3,746           438
                                                         --------      --------
Net premiums earned                                      $ 41,502      $ 21,072
                                                         ========      ========

Assumed claims and claims expenses incurred                34,903        14,869
Ceded claims and claims expenses incurred                   4,650           329
                                                         --------      --------
Net claims and claims expenses incurred                  $ 30,253      $ 14,540
                                                         ========      ========

At March 31, 1998, the Company's balance sheet reflects reinsurance recoverable balances as follows:

                                                             (In thousands)
                                                         March 31,  December 31,
                                                           1998          1997
                                                         ---------  ------------
Reinsurance recoverable balances:
   Unpaid claims and claim expenses                      $  4,650
   Ceded balances payable                                              ($   211)
                                                         --------      --------
Reinsurance balances, net                                $  4,650      ($   211)
                                                         ========      ========

7. STATUTORY DATA

The statutory capital and surplus of Risk Capital Reinsurance at March 31, 1998 was $404.1 million, compared to $385.0 million at December 31, 1997. The statutory net loss for the three month period ended March 31, 1998 was $5.8 million, compared to a net loss of $3.5 million in the prior year period.

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

Reinsurance treaties that are placed by intermediaries are typically for one year terms with a substantial number that are written or renewed on January 1 each year. Other significant renewal dates include April 1, July 1 and October
1. The January 1 and April 1, 1998 renewal periods were marked by continuing intensified competitive conditions in terms of premium rates and treaty terms and conditions in both the property and casualty segments of the marketplace. These conditions have been worsened due to large domestic primary companies retaining more of their business and ceding less premiums to reinsurers. While the Company is initially somewhat disadvantaged compared to many of its competitors, which are larger, have greater resources and longer operating histories than the Company, it believes it has been able to generate attractive opportunities in the marketplace due to its substantial unencumbered capital base, experienced management team, relationship with its equity investment advisor and strategic focus on generating a small number of large reinsurance treaty transactions that may also be integrated with an equity investment in client companies as well as its expansion into the marine and aerospace lines of business commencing late in 1997.

As of April 1, 1998, the Company had 242 in-force treaties, with approximately $183 million of estimated annualized net in-force premiums. Such in-force premiums represent estimated annualized premiums from treaties entered into during 1997 and the 1998 renewal period that are expected to generate net premiums written during calendar year 1998. All of the Company's in-force treaties will be considered for renewal, although there can be no assurance that such treaties will be renewed.

Results of Operations

The Company had consolidated comprehensive income for the 1998 first quarter of $16.8 million, which was comprised of net income of $1.6 million, and other comprehensive income of $15.2 million, which consisted of the change in net unrealized appreciation of investments, net of tax. The 1998 first quarter net income included net realized investment gains, net of tax, of approximately $310,000, and equity in net income of investees of approximately $756,000. These amounts compare with comprehensive income for the 1997 first quarter of $4.8 million, which was comprised of net income of $198,000 and the change in net unrealized appreciation of investments, net of tax, of $4.6 million. The 1997 first quarter net income included net realized investment losses, net of tax, of $16,000, and equity in net loss of an investee of $90,000.

Following is a table of first quarter per share data:

                                                             Three Months Ended
                                                                  March 31,
                                                              1998        1997
                                                              -----       -----
Basic earnings per share:
Operating income (1)                                          $0.03       $0.02

Net realized investment gains, net of tax                      0.02
Equity in net income (loss) of investees                       0.04       (0.01)
                                                              -----       -----
Net income                                                     0.09        0.01
Change in net unrealized appreciation of
  investments, net of tax                                      0.89        0.27
                                                              -----       -----
Comprehensive income                                          $0.98       $0.28
                                                              =====       =====


Diluted earnings per share:
Operating income (1)                                          $0.03       $0.02

Net realized investment gains, net of tax                      0.02
Equity in net income (loss) of investees                       0.04       (0.01)
                                                              -----       -----
Net income                                                     0.09        0.01

Change in net unrealized appreciation of
  investments, net of tax                                      0.86        0.27
                                                              -----       -----
Comprehensive income                                          $0.95       $0.28
                                                              =====       =====

(1) Represents net income, excluding realized net investment gains (losses) and equity in net income (loss) of investees, net of tax.

At March 31, 1998, basic and diluted book value per share were $24.50 and $23.36, respectively, which compare with basic and diluted book value per share of $23.51 and $22.79, respectively, at December 31, 1997.

Net Premiums Written

Net premiums written for the three month periods ended March 31, 1998 and 1997 were as follows:

                                            (in millions)
                                          Three Months Ended
                                              March 31,
                                     -----------------------------
                                           1998        1997
                                        ----------  ----------
                   Property               $11.6        $3.8
                   Casualty                10.2        18.3
                   Multi-line              11.5         7.2
                   Specialty                3.0         4.6
                   Marine                   5.6
                   Aviation                 2.5
                                          -----       -----
                   Total                  $44.4       $33.9
                                          =====       =====


In the 1998 first quarter, quota share reinsurance and excess of loss reinsurance amounted to approximately 80% and 20%, respectively, of the Company's net premiums written, compared to 90% and 10%, respectively, during the prior year period. The higher content of excess of loss business is due to the contributions of the marine and aviation books of business. In the future, the mix of quota share and excess of loss reinsurance will depend on market conditions and other relevant factors and cannot be predicted with accuracy.

Approximately 28.9% of net premiums written in the first three months of 1998 was from non-United States clients, compared to 37.6% in the first three months of 1997. Approximately 25% of the 1998 first quarter net premiums written were generated from companies in which the Company has invested or committed to invest funds, compared to 32% in the first three months of 1997. New business activity during the 1998 first quarter reflects contributions of (i) the Company's two new specialty underwriting units of marine and aviation and (ii) the Company's integrated investment strategy.

Set forth below is the Company's statutory composite ratios for the three month periods ended March 31, 1998 and 1997:

                                  Three Months Ended
                                      March 31,
                                -----------------------
                                  1998          1997
                                ---------   -----------
Claims and claims expenses         72.9%        69.0%
Commissions and brokerage          23.3%        27.7%
Other operating expense             9.7%        10.9%
                                  -----        -----
Statutory composite ratio         105.9%       107.6%
                                  =====        =====

In pricing its reinsurance treaties, the Company focuses on many factors, including exposure to claims and commissions and brokerage expenses. Commissions and brokerage expenses are acquisition costs that generally vary by the type of treaty and line of business, and are considered by the Company's underwriting and actuarial staff in evaluating the adequacy of premium writings. The claims and commissions and brokerage ratios reflect the Company's business mix.

Other operating expenses increased to $4.6 million for the first three months of 1998, compared to $3.7 million for the 1997 prior year period. Assuming the successful execution of the Company's business strategy, the Company expects other operating expenses to grow commensurate with growing operations, but expects other operating expenses to decline moderately as a percentage of net premiums written because increases in premium writings are generally expected to exceed the growth in such expenses.

Included in other operating expenses for the first three months of 1998 is a pre-tax foreign exchange loss of approximately $110,000. Such loss is principally related to assets and premiums receivable of approximately $5.8 million denominated in European Currency Units, which is recorded separately from statutory underwriting results and therefore excluded from the statutory composite ratio. Unhedged monetary assets and liabilities are translated at the exchange rate in effect at the balance sheet date, with the resulting foreign exchange gains or losses recognized in income. Such future gains or losses are unpredictable, and could be material.

Investment Results

At March 31, 1998 and at the end of 1997, approximately 45% of the Company's invested assets, short-term investments and cash consisted of fixed maturity and short-term investments. Net investment income for the first three months of 1998 was approximately $3.6 million, compared to $3.5 million for the prior year period.

The Company's pre-tax and net of tax investment yields in the first three months of 1998 were 3.4% and 2.4%, respectively, compared to 3.8% and 2.7%, respectively, for the same prior year period. Assuming a stable interest rate environment, the Company anticipates the 1998 yields to moderately decline as funds invested in short-term securities are allocated into equity securities.

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

For the three months ended March 31, 1998, the Company's equity in net income of investee companies was $756,000, which included approximately $533,000 of non-recurring items, primarily realized gains. This compares to equity in net loss of investee companies of $90,000 in the prior year period.

Income Taxes

The Company's effective tax rates for the first three months of 1998 and 1997 are less than the 35% statutory rate on pre-tax operating income due to tax exempt income and dividends received deductions. The gross deferred income tax benefits for the first three months of 1998 and 1997 of approximately $1.6 million and $474,000, respectively, which are assets considered recoverable from future taxable income, resulted principally from temporary differences between financial and taxable income. Temporary differences include, among other things, charges for restricted stock grants which are not deductible for income tax purposes until vested (vesting of existing restricted stock grants will occur over a five-year period), as well as charges for a portion of unearned premiums and claims reserves and equity in net income (loss) of investees.

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

At March 31, 1998, cash and invested assets totaled approximately $542.3 million, consisting of $71.4 million of cash and short-term investments, $170.0 million of publicly traded fixed maturity investments, $196.2 million of publicly traded equity securities and $104.7 million of privately held securities. Included in privately held securities are investments totaling $57.4 million which are accounted for under the equity method.

During the first three months of 1998, the Company completed two private investments, bringing the private equity portfolio to 16 investments, totaling approximately $105 million of invested capital. The Company also allocated approximately $5 million each to its high grade taxable and tax exempt core fixed income portfolios managed by The Putnam Advisory Company, Inc. In addition, the Company allocated $35 million to a high yield fixed income portfolio managed by Miller Anderson & Sherrerd, LLP ("MAS"), a subsidiary of Morgan Stanley & Co. The objective of such portfolio is to earn a superior total return consistent with reasonable risk through investing primarily in below investment grade fixed income securities.

Approximately 85% of fixed maturity and short-term investments were rated investment grade by Moody's Investors Service, Inc. or Standard & Poor's Corporation and have an average duration of approximately three years.

See Note 5 under the caption "Investment Information" of the accompanying Notes to Consolidated Financial Statements for certain information regarding the Company's privately held securities and their carrying values. During the remainder of 1998 and over the long-term, the Company intends to continue to allocate a substantial portion of its cash and short-term investments into publicly traded and privately held equity securities, subject to market conditions and opportunities in the marketplace.

At March 31, 1998, the publicly traded equity portfolio consisted of investments in 12 publicly traded domestic insurers, reinsurers or companies providing services to the insurance industry. The estimated fair values of such investments ranged individually from $2.3 million to $30.3 million.

The Company has not invested in derivative financial instruments such as futures, forward contracts, swaps, or options or other financial instruments with similar characteristics such as interest rate caps or floors and fixed-rate loan commitments. The Company's portfolio includes market sensitive instruments, such as mortgage-backed securities, which are subject to prepayment risk and changes in market value in connection with changes in interest rates. The Company's investments in mortgage-backed securities, which amounted to approximately $32.2 million at March 31, 1998, or 6% of cash and invested assets, are classified as available for sale and are not held for trading purposes.

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

Net cash flow from operating activities for the three months ended March 31, 1998 was $12.6 million, compared with $6.1 million for the prior year period.

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

At March 31, 1998, the Company's consolidated stockholders' equity totaled $418.1 million, or $24.50 per share. At such date, statutory surplus of Risk Capital Reinsurance was approximately $404.1 million. Based on data available as of December 31, 1997 from the Reinsurance Association of America, Risk Capital Reinsurance is the eleventh largest domestic broker market oriented reinsurer as measured by statutory surplus.

In March 1998, the National Association of Insurance Commissioners adopted the codification of statutory accounting principles project that will generally be applied to all insurance and reinsurance company financial statements filed with insurance regulatory authorities as early as the 2001 statutory filings. Although the codification is not expected to materially affect many existing statutory accounting practices presently followed by most insurers and reinsurers such as the Company, there are several accounting practices that will be changed. The most significant change involves accounting for deferred income taxes, which change would require a deferred tax liability to be recorded for unrealized appreciation of invested assets, net of available deferred tax assets, that would result in a reduction to statutory surplus. If this requirement had been in effect in 1998, the statutory surplus of the Company would have been reduced by approximately $24 million for a net deferred tax liability, from $404 million to $380 million at March 31, 1998.

Cautionary Note Regarding Forward-Looking Statements

Except for the historical information and discussions contained herein, statements included in this release may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements address matters that involve risks, uncertainties and other factors that could cause actual results or performance to differ materially from those indicated in such statements. The Company believes that these factors include, but are not limited to, acceptance in the market of the Company's reinsurance products; competition from new products (including products that may be offered by the capital markets); the availability of investments on attractive terms; competition, including increased competition (both as to underwriting and investment opportunities); changes in the performance of the insurance sector of the public equity markets or market professionals' views as to such sector; the amount of underwriting capacity from time to time in the market; general economic conditions and conditions specific to the reinsurance and investment markets in which the Company operates; regulatory changes and conditions; rating agency policies and practices; claims development, including as to the frequency or severity of claims and the timing of payments; and loss of key personnel. Changes in any of the foregoing may affect the Company's ability to realize its business strategy or may result in changes in the Company's business strategy. The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are included herein or elsewhere in the Company's filings with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits.

      Exhibit No.              Description
      -----------              -----------

      15 Accountants' Awareness Letter and Limitation of Liability (regarding unaudited interim financial information)

      27          Financial Data Schedule

(b)   Reports on Form 8-K.

      There were no reports filed on Form 8-K for the three month period ended March 31, 1998.

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


                                           RISK CAPITAL HOLDINGS, INC.
                                           -------------------------------------
                                           (Registrant)






                                           /s/ Mark D. Mosca
                                           -------------------------------------
Date: May 14, 1998                         MARK D. MOSCA
                                           President and Chief Executive Officer






                                           /s/ Paul J. Malvasio
                                           -------------------------------------
Date: May 14, 1998                         PAUL J. MALVASIO
                                           Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit
No.                                     Description
-------           --------------------------------------------------------

15 Accountants' Awareness Letter and Limitation of Liability (regarding unaudited interim financial information)

27                Financial Data Schedule