Form 10-Q
period 1998-06-30
RISK CAPITAL HOLDINGS INC
filed 1998-08-14
CIK 947484

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1998 Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period                     to
                              --------------------   ----------------------
Commission file number:  0-26456

                           RISK CAPITAL HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)


                 Delaware                              06-1424716
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
    incorporation or organization)


            20 Horseneck Lane
          Greenwich, Connecticut                          06830
 (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:         (203) 862-4300


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X      No
   ---------     ----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock.


                 Class                         Outstanding at June 30, 1998
                 -----                         ----------------------------
      Common Stock, $.01 par value             17,064,292


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           RISK CAPITAL HOLDINGS, INC.


                                      INDEX

                                                                                          Page No.
                                                                                         --------
PART I.  Financial Information

Item 1 -  Consolidated Financial Statements


           Review Report of Independent Accountants                                         1

           Consolidated Balance Sheet                                                       2
             June 30, 1998 and December 31, 1997

           Consolidated Statement of Income and Comprehensive Income                        3
             For the three and six month periods ended June 30, 1998 and 1997

           Consolidated Statement of Changes in Stockholders' Equity                        4
             For the six month periods ended June 30, 1998 and 1997

           Consolidated Statement of Cash Flows                                             5
             For the six month periods ended June 30, 1998 and 1997

           Notes to Consolidated Financial Statements                                       6

Item 2 - Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                                     14


PART II.  Other Information

Item 4 - Submission of Matters to a Vote of Security Holders                               23
Item 5 - Other Information                                                                 23
Item 6 - Exhibits and Reports on Form 8-K                                                  24

Signatures                                                                                 25


                    Review Report of Independent Accountants


To the Board of Directors and Stockholders of Risk Capital Holdings, Inc.

We have reviewed the accompanying interim consolidated balance sheet of Risk Capital Holdings, Inc. and its subsidiary as of June 30, 1998, and the related consolidated statements of income and comprehensive income, of changes in stockholders' equity and of cash flows for the period from January 1, 1998 to June 30, 1998. This financial information is the responsibility of the Company's management.

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

PricewaterhouseCoopers LLP

New York, New York
July 24, 1998

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                      (in thousands, except per share data)


                                                       (Unaudited)
                                                         June 30,     December 31,
                                                           1998           1997
                                                       -----------    ------------

ASSETS
Investments:
Fixed maturities                                         $ 164,512    $ 132,159
(amortized cost: 1998, $162,610; 1997, $129,887)
Publicly traded equity securities                          173,654      180,052
(cost: 1998, $104,751; 1997, $116,258)
Privately held securities                                  142,792       95,336
(cost: 1998, $115,639; 1997, $77,550)
Short-term investments                                      85,896       89,167
                                                         ---------    ---------
Total investments                                          566,854      496,714
                                                         ---------    ---------

Cash                                                         3,994        9,014
Accrued investment income                                    2,496        2,781
Premiums receivable                                         60,796       47,507
Reinsurance recoverable                                      1,129
Deferred policy acquisition costs                           19,734       17,292
Other assets                                                15,617        7,939
                                                         ---------    ---------
Total Assets                                             $ 670,620    $ 581,247
                                                         ---------    ---------
                                                         ---------    ---------

LIABILITIES
Claims and claims expenses                               $ 119,406    $  70,768
Unearned premiums                                           81,199       74,234
Contingent commissions payable                               2,942          682
Investment accounts payable                                 14,146        1,996
Deferred income tax liability                               27,719       25,090
Other liabilities                                            9,706        7,446
                                                         ---------    ---------
Total Liabilities                                          255,118      180,216
                                                         ---------    ---------

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value:
20,000,000 shares authorized (none issued)
Common stock, $.01 par value:
80,000,000 shares authorized
(1998, 17,077,865; 1997, 17,069,845 shares issued)             171          171
Additional paid-in capital                                 341,399      341,162
Deferred compensation under stock award plan                (1,388)      (1,778)
Retained earnings                                           11,898        7,170
Less treasury stock, at cost
(1998, 13,573; 1997,11,383 shares)                            (251)        (198)
Accumulated other comprehensive income
consisting of unrealized
appreciation of investments,
net of income tax                                           63,673       54,504
                                                         ---------    ---------
Total Stockholders' Equity                                 415,502      401,031
                                                         ---------    ---------
Total Liabilities & Stockholders' Equity                 $ 670,620    $ 581,247
                                                         ---------    ---------
                                                         ---------    ---------


                 See Notes to Consolidated Financial Statements

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
                        (in thousands, except share data)
                                   (Unaudited)


                                                     Three Months Ended               Six Months Ended
                                                           June 30,                       June 30,
                                                     1998           1997            1998            1997
                                                ------------    ------------    ------------    ------------
Premiums and Other Revenues

Net premiums written                            $     52,536    $     30,090    $     96,944    $     63,956
Increase in unearned premiums                         (4,059)        (10,189)         (6,965)        (22,983)
                                                ------------    ------------    ------------    ------------
Net premiums earned                                   48,477          19,901          89,979          40,973
Net investment income                                  4,331           3,525           7,935           6,976
Net investment gains/(losses)                          2,870            (420)          3,347            (445)
                                                ------------    ------------    ------------    ------------
Total revenues                                        55,678          23,006         101,261          47,504

Expenses
Claims and claims expenses                            35,231          13,411          65,484          27,951
Commissions and brokerage                             12,724           5,412          22,655          11,523
Other operating expenses                               3,801           3,700           8,390           7,445
                                                ------------    ------------    ------------    ------------
Total expenses                                        51,756          22,523          96,529          46,919

Income Before Income Taxes and Equity
  in Net Income (Loss) of Investees                    3,922             483           4,732             585

Federal income taxes:
Current                                                2,308             387           3,871             675
Deferred                                              (1,288)           (463)         (2,854)           (937)
                                                ------------    ------------    ------------    ------------
Income tax expense (benefit)                           1,020             (76)          1,017            (262)
                                                ------------    ------------    ------------    ------------
Income Before Equity in Net Income
  (Loss) of Investees                                  2,902             559           3,715             847
Equity in net income (loss) of investees                 257            (215)          1,013            (305)
                                                ------------    ------------    ------------    ------------

Net Income                                             3,159             344           4,728             542
                                                ------------    ------------    ------------    ------------
Other Comprehensive Income, (Loss) Net of Tax

Change in net unrealized appreciation,
(depreciation) of investments, net of tax             (6,030)         21,018           9,169          25,579
                                                ------------    ------------    ------------    ------------
Comprehensive Income (Loss)                     ($     2,871)   $     21,362    $     13,897    $     26,121
                                                ------------    ------------    ------------    ------------
                                                ------------    ------------    ------------    ------------
Average shares outstanding
Basic                                             17,061,663      17,023,430      17,060,062      17,024,232
Diluted                                           17,942,949      17,033,226      17,816,363      17,026,486

Per Share Data
Net Income - Basic                              $       0.19    $       0.02    $       0.28    $       0.03
           - Diluted                            $       0.18    $       0.02    $       0.27    $       0.03
Comprehensive Income (Loss) - Basic             $      (0.17)   $       1.25    $       0.81    $       1.53
                            - Diluted           $      (0.17)   $       1.25    $       0.78    $       1.53



                                  See Notes to Consolidated Financial Statements

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (in thousands)
                                   (Unaudited)


                                                              Six Months Ended
                                                                  June 30,
                                                             1998         1997
                                                          ---------    ---------
Common Stock
Balance at beginning of year                              $     171    $     170
Issuance of common stock
                                                          ---------    ---------
Balance at end of period                                        171          170
                                                          ---------    ---------

Additional Paid-in Capital
Balance at beginning of year                                341,162      340,435
Issuance of common stock                                        237          279
                                                          ---------    ---------
Balance at end of period                                    341,399      340,714
                                                          ---------    ---------

Deferred Compensation Under Stock Award Plan
Balance at beginning of year                                 (1,778)      (2,959)
Restricted common stock issued                                 (158)        (279)
Compensation expense recognized                                 548        1,044
                                                          ---------    ---------
Balance at end of period                                     (1,388)      (2,194)
                                                          ---------    ---------

Retained Earnings
Balance at beginning of year                                  7,170        5,131
Net income                                                    4,728          542
                                                          ---------    ---------
Balance at end of period                                     11,898        5,673
                                                          ---------    ---------

Treasury Stock, At Cost
Balance at beginning of year                                   (198)
Purchase of treasury stock                                      (53)        (169)
                                                          ---------    ---------
Balance at end of period                                       (251)        (169)
                                                          ---------    ---------

Accumulated Other Comprehensive Income Consisting of
Unrealized Appreciation of Investments,
Net of Income Tax
Balance at beginning of year                                 54,504        9,436
Change in unrealized appreciation                             9,169       25,579
                                                          ---------    ---------
Balance at end of period                                     63,673       35,015
                                                          ---------    ---------

Total Stockholders' Equity
Balance at beginning of year                                401,031      352,213
Issuance of common stock                                        237          279
Change in deferred compensation                                 390          765
Net income                                                    4,728          542
Purchase of treasury stock                                      (53)        (169)
Change in unrealized appreciation
      of investments, net of income tax                       9,169       25,579
                                                          ---------    ---------
Balance at end of period                                  $ 415,502    $ 379,209
                                                          =========    =========


                 See Notes to Consolidated Financial Statements

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                          Six Months Ended
                                                              June 30,
                                                          1998         1997
                                                       ---------    ---------
OPERATING ACTIVITIES
Net income                                             $   4,728    $     542
  Adjustments to reconcile net income
  to net cash provided by operating activities:
  Liability for claims and claims expenses                48,638       17,817
  Unearned premiums                                        6,965       23,584
  Premiums receivable                                    (13,289)     (15,802)
  Accrued investment income                                  285          247
  Contingent commissions payable                           2,260        2,333
  Reinsurance balances                                    (1,384)        (768)
  Deferred policy acquisition costs                       (2,442)      (5,903)
  Net investment (gains) / losses                         (3,347)         445
  Deferred income tax asset                               (2,308)      (1,101)
  Other liabilities                                        2,260       (1,903)
  Other items, net                                        (7,986)      (2,179)
                                                       ---------    ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                 34,380       17,312
                                                       ---------    ---------

INVESTING ACTIVITIES
Purchases of fixed maturity investments                 (144,412)     (86,234)
Sales of fixed maturity investments                      113,904      101,194
Net (purchases)/sales of short-term investments            4,656       12,956
Purchases of equity securities                           (55,430)     (54,028)
Sales of equity securities                                42,012       12,018
Purchases of furniture and equipment                        (156)        (337)
                                                       ---------    ---------
NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES     (39,426)     (14,431)
                                                       ---------    ---------
FINANCING ACTIVITIES
Common stock issued                                          237          279
Purchase of treasury stock                                   (53)        (169)
Deferred compensation on restricted stock                   (158)        (279)
                                                       ---------    ---------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES          26         (169)
                                                       ---------    ---------
Increase (decrease) in cash                               (5,020)       2,712
Cash beginning of year                                     9,014        1,466
                                                       ---------    ---------
Cash end of period                                     $   3,994    $   4,178
                                                       ---------    ---------
                                                       ---------    ---------



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

Comprehensive income for the Company consists of net income and the change in unrealized appreciation or depreciation, net of income tax, as follows:

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.   COMPREHENSIVE INCOME (Cont'd)


                                                                       (In thousands)
                                                                      Six Months Ended
                                                                           June 30,
                                                                       1998       1997
                                                                    --------    --------
Net income                                                          $  4,728    $    542
Other comprehensive income, net of tax:
Unrealized appreciation (depreciation) of investments:
    Unrealized holdings gains arising during period                   11,345      25,290
    Less, reclassification adjustment for net realized (gains)
    losses included in net income                                     (2,176)        289
                                                                    --------    --------
Other comprehensive income                                             9,169      25,579
                                                                    --------    --------
Comprehensive income                                                $ 13,897    $ 26,121
                                                                    --------    --------
                                                                    --------    --------



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

The following table sets forth the computation of basic and diluted earnings per share:


                                                 (In thousands, except share data)
                                                          Six Months Ended
                                                             June 30,
                                                        1998           1997
                                                     -----------   -----------
Net Income
Basic Earnings Per Share:

Net income                                           $     4,728   $       542
Divided by:
Weighted average shares outstanding for the period    17,060,062    17,024,232
Basic earnings per share                             $      0.28   $      0.03


Diluted Earnings Per Share:
Net income                                           $     4,728   $       542
Divided by:
Weighted average shares outstanding for the period    17,060,062    17,024,232
Effect of dilutive securities:
     Warrants                                            671,702
     Employee stock options                               84,599         2,254
                                                     -----------   -----------
Total shares                                          17,816,363    17,026,486
                                                     -----------   -----------
                                                     -----------   -----------
Diluted earnings per share                           $      0.27   $      0.03


                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.   EARNINGS PER SHARE DATA (Cont'd)


                                                  (In thousands, except share data)
                                                         Six Months Ended
                                                             June 30,
                                                         1998         1997
                                                     -----------   -----------
Comprehensive Income
Basic Earnings Per Share:
Comprehensive income                                 $    13,897   $    26,121
Divided by:
Weighted average shares outstanding for the period    17,060,062    17,024,232
Basic earnings per share                             $      0.81   $      1.53

Diluted Earnings Per Share:
Comprehensive income                                 $    13,897   $    26,121
Divided by:
Weighted average shares outstanding for the period    17,060,062    17,024,232
Effect of dilutive securities:
Warrants                                                 671,702
Employee stock options                                    84,599         2,254
                                                     -----------   -----------
Total shares                                          17,816,363    17,026,486
                                                     -----------   -----------
                                                     -----------   -----------
Diluted earnings per share                           $      0.78   $      1.53


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

All of the Company's publicly traded equity securities and privately held securities were issued by insurance and reinsurance companies or companies providing services to the insurance industry. At June 30, 1998, the publicly traded equity portfolio consisted of 14 investments, with estimated fair values ranging individually from $201,000 to $31.3 million.

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

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.   INVESTMENT INFORMATION (Cont'd)

The estimated fair value of investments in privately held securities, other than those carried under the equity method, is initially equal to the cost of such investments until the investments are revalued based principally on substantive events or other factors which could indicate a diminution or appreciation in value, such as an arm's-length third party transaction justifying an increased valuation or adverse development of a significant nature requiring a write-down. The Company periodically reviews the valuation of investments in privately held securities with Marsh & McLennan Risk Capital Corp., its equity investment advisor.

Privately held securities consisted of the following:


                                                           (In thousands)
                                                        June 30,  December 31,
                                                          1998       1997
                                                        --------   --------
Carried  under the equity method:
Arbor Acquisition Corp. (Montgomery & Collins, Inc.)    $  2,822
The ARC Group, LLC                                         9,705   $ 10,341
Arx Holding Corp.                                          2,435      2,425
Capital Protection Insurance Services, LLC                 1,171        182
First American Financial Corporation                      10,444      6,572
Island Heritage Insurance Company, Ltd.                    4,015      3,950
LARC Holdings, Ltd.                                       25,823     24,496
New Europe Insurance Ventures                                690        730
Providers' Assurance Corporation                           1,112      3,637
Sunshine State Holding Corporation                         1,502      1,424
                                                        --------   --------
     Sub-total                                            59,719     53,757
                                                        --------   --------

Carried at fair value:
Altus Holdings, Ltd.                                       6,667
Annuity and Life Re (Holdings), Ltd.                      24,973
GuideStar Health Systems, Inc.                             1,000      1,000
Peregrine Russell Miller Insurance Investment Fund of
            Asia Limited                                              4,399
Sovereign Risk Insurance Ltd.                                246        246
Stockton Holdings Limited                                 10,000
Terra Nova (Bermuda) Holdings, Ltd.                       27,503     23,250
TRG Associates, LLC                                        4,875      4,875
Venton Holdings, Ltd.                                      7,809      7,809
                                                        --------   --------
     Sub-total                                            83,073     41,579
                                                        --------   --------
     Total                                              $142,792   $ 95,336
                                                        --------   --------
                                                        --------   --------

During the six month period ended June 30, 1998, the Company received a special distribution from The ARC Group, LLC of $1.3 million and dividend distributions by (i) Terra Nova (Bermuda) Holdings, Ltd. of $102,000 and (ii) TRG Associates, LLC of $103,000.

At June 30, 1998, the Company had investment commitments relating to its privately held securities totaling approximately $28.4 million, compared to $22.6 million at December 31, 1997.

Set forth below is certain information relating to the Company's private investment activity for the six month period ended June 30, 1998:

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

Annuity and Life Re (Holdings), Ltd.

In April 1998, the Company acquired for approximately $20 million a minority interest in Annuity and Life Re (Holdings), Ltd. ("Annuity and Life Re"), a new Bermuda-based reinsurance company formed to provide annuity and life reinsurance. The Company's investment was made concurrently with the consummation of Annuity and Life Re's initial public offering. The Company purchased approximately 1.4 million common shares of Annuity and Life Re and warrants to purchase at an exercise price of $15.00 per share (the initial public offering price) an additional 100,000 common shares. The aggregate purchase price paid by the Company was based on a price of $14.10 for a unit consisting of one common share and certain warrants. The Company owns approximately 5.6% of the outstanding common shares of Annuity and Life Re following the exercise of the underwriters' over-allotment option. Annuity and Life Re's common shares are quoted on The Nasdaq Stock Market's National Market under the symbol "ALREF." The Company is subject to a one-year lock-up period and therefore carries this investment at a discount to its current trading value until such restriction expires in April 1999.

Stockton Holdings Limited

In June 1998, the Company acquired for $10 million a minority interest in Stockton Holdings Limited ("Stockton Holdings"), a Cayman Islands insurance holding company. Stockton Holdings conducts a world-wide reinsurance business through its wholly owned subsidiary Stockton Reinsurance Limited, a Bermuda-based reinsurance company writing specialty risks with a focus on finite products. The Company's investment was made as part of a $173.5 million private placement by Stockton Holdings.

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.    INVESTMENT INFORMATION (Cont'd)

First American Financial Corporation

In June 1998, the Company invested an additional $3.8 million in First American Financial Corporation ("FAFC"), bringing the total investment to $10 million, representing an approximately 38% interest. The investment was made in connection with the purchase by Trident of the remaining approximately 62% of the outstanding capital stock of FAFC. FAFC is a holding company for First American Insurance Company ("FAIC"), an insurer located in Kansas City, Missouri. FAIC is rated A- by A.M. Best and writes commercial and private passenger automobile liability and automobile physical damage, with emphasis placed on collateral protection.

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

Providers has experienced operating losses since its formation. In the 1998 second quarter, the Company wrote down its investment in Providers to its estimated realizable value and recorded a net realized investment loss, net of tax, of $1.4 million, or $0.08 cents per share.

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

The effects of reinsurance on written and earned premiums and claims and claims expenses are as follows:


                                                         (In thousands)
                                                        Six Months Ended
                                                            June 30,
                                                        1998       1997
                                                      --------   --------
Assumed premiums written                              $103,962   $ 65,640
Ceded premiums written                                   7,018      1,684
                                                      --------   --------
Net premiums written                                  $ 96,944   $ 63,956
                                                      --------   --------
                                                      --------   --------

Assumed premiums earned                                 96,997     42,057
Ceded premiums earned                                    7,018      1,084
                                                      --------   --------
Net premiums earned                                   $ 89,979   $ 40,973
                                                      --------   --------
                                                      --------   --------

Assumed claims and claims expenses incurred             66,613     28,105
Ceded claims and claims expenses incurred                1,129        154
                                                      --------   --------
Net claims and claims expenses incurred               $ 65,484   $ 27,951
                                                      --------   --------
                                                      --------   --------


         RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   RETROCESSION AGREEMENTS (Cont'd)


At June 30, 1998, the Company's balance sheet reflects reinsurance recoverable balances as follows:


                                           (In thousands)
                                        June 30,   December 31,
                                          1998       1997
                                        -------    -------
Reinsurance recoverable balances:
     Unpaid claims and claim expenses   $ 1,129
     Ceded balances payable                        ($  211)
                                        -------    -------
Reinsurance balances, net               $ 1,129    ($  211)
                                        -------    -------
                                        -------    -------

7.   STATUTORY DATA

The statutory capital and surplus of Risk Capital Reinsurance at June 30, 1998 was $390.0 million, compared to $385.0 million at December 31, 1997. The statutory net loss for the six month period ended June 30, 1998 was $5.7 million, compared to a net loss of $6.1 million in the prior year period.

8.   ACCOUNTING PRONOUNCEMENTS

Derivatives and Hedging

In June 1998, the FASB issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivative financial instruments be recognized in the statement of financial position as either assets or liabilities and measured at fair value.

If a derivative instrument is not designated as a hedging instrument, gains or losses resulting from changes in fair values of such derivative are required to be recognized in earnings in the period of the change. If certain conditions are met, a derivative may be designated as a hedging instrument, in which case the recording of the changes in fair value will depend on the specific exposure being hedged. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes on fair values or cash flows.

This statement is effective for fiscal years beginning after June 15, 1999, with initial application as of the beginning of the first quarter of the applicable fiscal year. The provisions of this statement may be applied as early as the beginning of any fiscal quarter that begins after June 1998. Retroactive application is prohibited.

The Company will adopt this statement in the first quarter of 2000. The Company has not invested in derivative financial instruments. However, the Company's portfolio includes market sensitive instruments, such as mortgage-backed securities, which are subject to prepayment risk and changes in market value in connection with changes in interest rates. The Company's investments in mortgage-backed securities are classified as available for sale and are not held for trading purposes. Assuming the current investment strategy at the time of adoption, the Company's presentation of financial information under the new statement will not be materially different than the current presentation.

Start-Up Costs

In April 1998, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 98-5 "Reporting on the Costs of Start-Up Activities." This statement requires costs of start-up activities, including organization costs, to be expensed as incurred. Unless another conceptual basis exists under other generally accepted accounting literature to capitalize the cost of an activity, costs of start-up activities cannot be capitalized.

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.   ACCOUNTING PRONOUNCEMENTS (Cont'd)

Start-up activities are defined broadly as those one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer or beneficiary, initiating a new process in an existing facility or commencing some new operation. Start-up activities include activities related to organizing a new entity.

SOP 98-5 is effective for fiscal years beginning after December 15, 1998. The Company will adopt the new statement in the first quarter of 1999 as a cumulative effect of a change in accounting principle in accordance with the provisions of Accounting Principles Board Opinion No. 20.

The Company and its investee companies currently amortize organization and start-up costs over a three to five year period. The Company is presently evaluating the impact of adopting this new statement.

Market Risk Sensitive Instruments

The Securities and Exchange Commission ("SEC") has amended rules and forms for domestic and foreign issuers to clarify and expand existing disclosure requirements for derivative financial instruments, other financial instruments and derivative commodity instruments (collectively, "market risk sensitive instruments"). The amendments require enhanced disclosure of accounting policies for derivative financial instruments and derivative commodity instruments (collectively, "derivatives"). In addition, the amendments expand existing disclosure requirements to include quantitative and qualitative information about market risk inherent in market risk sensitive instruments, which disclosure will be subject to safe harbor protection under the new SEC rule.

Under SEC guidance, the new rules will be effective for the Company commencing with filings with the SEC that include annual financial statements for fiscal years ending after June 15, 1998. Interim information is not required until after the first fiscal year end in which the new rules are applicable. The Company is evaluating qualitatively and quantitatively the market risk on its market risk sensitive instruments and derivatives for the necessary disclosures under the new rules.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

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

Reinsurance treaties that are placed by intermediaries are typically for one year terms with a substantial number that are written or renewed on January 1 each year. Other significant renewal dates include April 1, July 1 and October
1. The renewal periods through July 1, 1998 were marked by continuing intensified competitive conditions in terms of premium rates and treaty terms and conditions in both the property and casualty segments of the marketplace. These conditions have been worsened due to large domestic primary companies retaining more of their business and ceding less premiums to reinsurers. While the Company is initially somewhat disadvantaged compared to many of its competitors, which are larger, have greater resources and longer operating histories than the Company, it believes it has been able to generate attractive opportunities in the marketplace due to its substantial unencumbered capital base, experienced management team, relationship with its equity investment advisor and strategic focus on generating a small number of large reinsurance treaty transactions that may also be integrated with an equity investment in client companies as well as its expansion into the marine and aerospace and surety and fidelity lines of business commencing late in 1997 and early 1998 respectively.

As of July 1, 1998, the Company had 257 in-force treaties, with approximately $202 million of estimated annualized net in-force premiums. Such in-force premiums represent estimated annualized premiums from treaties entered into during the 1997 and 1998 renewal periods that are expected to generate net premiums written during calendar year 1998. All of the Company's in-force treaties will be considered for renewal, although there can be no assurance that such treaties will be renewed.

Results of Operations

The Company had consolidated comprehensive income for the six month period ended June 30, 1998 of $13.9 million, which was comprised of net income of $4.7 million, and other comprehensive income of $9.2 million, which consisted of the change in net unrealized appreciation of investments, net of tax. Net income for the six month period ended June 30, 1998 included net realized investment gains, net of tax, of approximately $2.2, and equity in net income of investees of approximately $1.0 million. These amounts compare with comprehensive income for the six month period ended June 30, 1997 of $26.1 million, which was comprised of net income of $542,000 and the change in net unrealized appreciation of investments, net of tax, of $25.6 million. Net income for the six month period ended June 30, 1997 included net realized investment losses, net of tax, of $289,000, and equity in net loss of investees of $305,000.

Following is a table of per share data for the six months ended June 30, 1998 and 1997 on a net of tax basis:


                                                           Six Months Ended
                                                               June 30,
                                                          1998         1997
                                                       ----------   ----------
Basic earnings per share:
Operating income (1)                                   $     0.09   $     0.07

Net realized investment gains (losses)                       0.13        (0.02)
Equity in net income (loss) of investees                     0.06        (0.02)
                                                       ----------   ----------
Net income                                                   0.28         0.03
Change in net unrealized appreciation of investments         0.53         1.50
                                                       ----------   ----------
Comprehensive income                                   $     0.81   $     1.53
                                                       ----------   ----------
                                                       ----------   ----------
Average shares outstanding (000's)                         17,060       17,024
                                                       ----------   ----------
                                                       ----------   ----------
Diluted earnings per share:
Operating income (1)                                   $     0.09   $     0.07

Net realized investment gains (losses)                       0.12        (0.02)
Equity in net income (loss) of investees                     0.06        (0.02)
                                                       ----------   ----------
Net income                                                   0.27         0.03

Change in net unrealized appreciation of investments         0.51         1.50
                                                       ----------   ----------
Comprehensive income                                   $     0.78   $     1.53
                                                       ----------   ----------
                                                       ----------   ----------
Average shares outstanding (000's)                         17,816       17,026
                                                       ----------   ----------
                                                       ----------   ----------


(1) Represents net income, excluding realized net investment gains (losses) and equity in net income (loss) of investees, net of tax.

At June 30, 1998, basic and diluted book value per share were $24.35 and $23.01, respectively, which compare with basic and diluted book value per share of $23.51 and $22.79, respectively, at December 31, 1997.

Net Premiums Written

Net premiums written for the six month periods ended June 30, 1998 and 1997 were as follows:


                (in millions)
              Six Months Ended
                  June 30,
               1998      1997
             -------   -------
Property     $  19.4   $   8.0

Casualty        31.3      31.8
Multi-line      27.6      18.1
Aviation         8.3
Marine           7.2
Specialty        3.1       6.1
             -------   -------
Total        $  96.9   $  64.0
             -------   -------
             -------   -------

For the six months ended June 30 1998, quota share reinsurance and excess of loss reinsurance amounted to approximately 82% and 18%, respectively, of the Company's net premiums written, compared to 89% and 11%, respectively, during the prior year period. The higher content of excess of loss business is due to the contributions of the marine and aviation books of business. In the future, the mix of quota share and excess of loss reinsurance will depend on market conditions and other relevant factors and cannot be predicted with accuracy.

Approximately 26% of net premiums written in the first six months of 1998 was from non-United States clients, compared to 30% in the first six months of 1997. Approximately 30% of net premiums written in the first six months of 1998 were generated from companies in which the Company has invested or committed to invest funds, compared to 29% in the first six months of 1997. New business activity during the first six months of 1998 reflects contributions of (i) the Company's three new specialty underwriting units of marine, aviation and fidelity and surety and (ii) the Company's integrated investment strategy.

Set forth below is the Company's statutory composite ratios for the six month periods ended June 30, 1998 and 1997:


                               Six Months Ended
                                   June 30,
                               ----------------
                                1998     1997
                               -----    -----
Claims and claims expenses      72.8%    68.2%
Commissions and brokerage       25.9%    27.2%
Other operating expense          8.3%    10.6%
                               -----    -----
Statutory composite ratio      107.0%   106.0%
                               -----    -----
                               -----    -----



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

The 1998 aggregate claims and claims expenses and commissions and brokerage ratios of 98.7% includes weather related loss activity in Florida and California for certain multi-line pro-rata treaties, compared to the 1997 ratios of 95.4%.

Other operating expenses increased to $8.4 million for the first six months of 1998, compared to $7.4 million for the 1997 prior year period. Assuming the successful execution of the Company's business strategy, the Company expects other operating expenses to grow commensurate with growing operations, but expects other operating expenses to continue to decline moderately as a percentage of net premiums written because increases in premium writings are generally expected to exceed the growth in such expenses.

Included in other operating expenses for the first six months of 1998 and 1997 are pre-tax foreign exchange losses of approximately $59,000 and $538,000, respectively. Such losses are principally related to assets and premiums receivable of approximately $5.8 million denominated in European Currency Units, which is recorded separately from statutory underwriting results and therefore excluded from the statutory composite ratio. Unhedged monetary assets and liabilities are translated at the exchange rate in effect at the balance sheet date, with the resulting foreign exchange gains or losses recognized in income. Such future gains or losses are unpredictable, and could be material. (See note 8 of the accompanying notes to the Consolidated Financial Statements of the Company.)

Investment Results

At June 30, 1998, approximately 45% of the Company's invested assets consisted of fixed maturity and short-term investments, compared to 46% at the end of 1997. Net investment income for the first six months of 1998 was approximately $7.9 million, compared to $7.0 million for the prior year period.

The Company's pre-tax and net of tax investment yields in the first six months of 1998 were 3.5% and 2.6%, respectively, compared to 3.8% and 2.7%, respectively, for the same prior year period. Assuming a stable interest rate environment, the Company anticipates the 1998 yields to moderately decline as funds invested in short-term securities are allocated into equity securities.

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

For the six months ended June 30, 1998, the Company's equity in net income of investee companies was $1.0 million. This compares to equity in net loss of investee companies of $305,000 in the prior year period.

Income Taxes

The Company's effective tax rates for the first six months of 1998 and 1997 are less than the 35% statutory rate on pre-tax operating income due to tax exempt income and dividends received deductions. The gross deferred income tax benefits for the first six months of 1998 and 1997 of approximately $2.9 million and $937,000, respectively, which are assets considered recoverable from future taxable income, resulted principally from temporary differences between financial and taxable income. Temporary differences include, among other things, charges for restricted stock grants which are not deductible for income tax purposes until vested (vesting of existing restricted stock grants will occur over a five-year period), as well as charges for a portion of unearned premiums and claims reserves and equity in net income (loss) of investees.

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

At June 30, 1998, cash and invested assets totaled approximately $570.8 million, consisting of $89.9 million of cash and short-term investments, $164.5 million of publicly traded fixed maturity investments, $173.6 million of publicly traded equity securities and $142.8 million of privately held securities. Included in privately held securities are investments totaling $59.7 million which are accounted for under the equity method.

During the first six months of 1998, the Company completed four private investments, bringing the private equity portfolio to 18 investments, totaling approximately $142.8 million of invested capital. The Company also allocated approximately $5 million each to its high grade taxable and tax exempt core fixed income portfolios managed by The Putnam Advisory Company, Inc. In addition, the Company allocated $35 million to a high yield fixed income portfolio managed by Miller Anderson & Sherrerd, LLP ("MAS"), a subsidiary of Morgan Stanley & Co. The objective of such portfolio is to earn a superior total return consistent with reasonable risk through investing primarily in below investment grade fixed income securities.

Approximately 87% of fixed maturity and short-term investments were rated investment grade by Moody's Investors Service, Inc. or Standard & Poor's Corporation and have an average duration of approximately 2.8 years.

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

At June 30, 1998, the publicly traded equity portfolio consisted of investments in 14 publicly traded domestic insurers, reinsurers or companies providing services to the insurance industry. The estimated fair values of such investments ranged individually from $201,000 to $31.3 million.

The Company has not invested in derivative financial instruments such as futures, forward contracts, swaps, or options or other financial instruments with similar characteristics such as interest rate caps or floors and fixed-rate loan commitments. The Company's portfolio includes market sensitive instruments, such as mortgage-backed securities, which are subject to prepayment risk and changes in market value in connection with changes in interest rates. The Company's investments in mortgage-backed securities, which amounted to approximately $29.4 million at June 30, 1998, or 5% of cash and invested assets, are classified as available for sale and are not held for trading purposes. (See note 8 of the accompanying notes to the Consolidated Financial Statements of the Company.)

Ratings

The Company has been assigned an initial rating of "A" (Excellent) by A. M. Best Company ("A.M. Best"). This rating is assigned to companies which have, on balance, excellent financial strength, operating performance and market profile when compared to established standards. Such companies are considered by A. M. Best to have a strong ability to meet their ongoing obligations to policyholders.

The objective of A.M. Best's rating system is to provide an overall opinion of an insurance company's ability to meet its obligations to policyholders. A.M. Best's ratings reflect their independent opinion of the financial strength, operating performance and market profile of an insurer relative to standards established by A. M. Best. A.M. Best's ratings are not a warranty of an insurer's current or future ability to meet its obligations to policyholders, nor are they a recommendation of a specific policy form, contract, rate or claim practice.

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

Net cash flow from operating activities for the six months ended June 30, 1998 was $34.4 million, compared with $17.3 million for the prior year period.

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

At June 30, 1998, the Company's consolidated stockholders' equity totaled $415.5 million, or $24.35 per share. At such date, statutory surplus of Risk Capital Reinsurance was approximately $390 million. Based on data available as of March 31, 1998 from the Reinsurance Association of America, Risk Capital Reinsurance is the eleventh largest domestic broker market oriented reinsurer as measured by statutory surplus.

In March 1998, the National Association of Insurance Commissioners adopted the codification of statutory accounting principles project that will generally be applied to all insurance and reinsurance company financial statements filed with insurance regulatory authorities as early as the 2001 statutory filings. Although the codification is not expected to materially affect many existing statutory accounting practices presently followed by most insurers and reinsurers such as the Company, there are several accounting practices that will be changed. The most significant change involves accounting for deferred income taxes, which change would require a deferred tax liability to be recorded for unrealized appreciation of invested assets, net of available deferred tax assets, that would result in a reduction to statutory surplus. If this requirement had been in effect in 1998, the statutory surplus of the Company would have been reduced by approximately $19 million for a net deferred tax liability, from $390 million to $371 million at June 30, 1998.

Accounting Pronouncements

In June 1998, the FASB issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for fiscal years beginning after June 15, 1999, with initial application as of the beginning of the first quarter of the applicable fiscal year. The provisions of this statement may be applied as early as the beginning of any fiscal quarter that begins after June 1998. Retroactive application is prohibited The Company will adopt this statement in the first quarter of 2000. (See Note 8 of the accompanying notes to the Consolidated Financial Statements of the Company.)

In April 1998, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 98-5 "Reporting on the Costs of Start-Up Activities." This statement requires costs of start-up activities, including organization costs, to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December

15, 1998. Initial application of SOP 98-5 should be as of the beginning of the fiscal year in which the SOP is first adopted. The Company will apply the provisions of SOP 98-5 in the first quarter of 1999. The Company and its investee companies currently amortize organization and start-up costs over a three to five year period. (See Note 8 of the accompanying notes to the Consolidated Financial Statements of the Company.)

The Securities and Exchange Commission ("SEC") has amended rules and forms for domestic and foreign issuers to clarify and expand existing disclosure requirements for derivative financial instruments, other financial instruments and derivative commodity instruments (collectively, "market risk sensitive instruments"). The amendments require enhanced disclosure of accounting policies for derivative financial instruments and derivative commodity instruments (collectively "derivatives"). In addition, the amendments expand existing disclosure requirements to include quantitative and qualitative information about market risk inherent in market risk sensitive instruments, which disclosure will be subject to safe harbor protection under the new SEC rule. Under SEC guidance, the new rules will be effective for the Company commencing with filings with the SEC that include annual financial statements for fiscal years ending after June 15, 1998. Interim information is not required until after the first fiscal year end in which the new rules are applicable. (See Note 8 of the accompanying notes to the Consolidated Financial Statements of the Company.)

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

The Company has instituted a comprehensive year 2000 compliance plan designed to help avoid unexpected interruption in conducting its business. The Company's year 2000 initiative includes the following strategic steps:

-      Inventory of business systems and operating facilities;

-      Assessment of potential year 2000 problems;

-      Repair/replacement of non-compliant systems and facilities;

-      Testing of systems and facilities; and

-      Implementation of year 2000 compliant systems and facilities.

The Company is presently assessing its business systems and operating facilities to ensure that they are capable of processing information for the year 2000 and beyond. The Company does not currently anticipate any material year 2000 compliance problems with respect to its internal business systems and operating facilities. Based on information currently available, the cost of this internal compliance effort, while not quantified, is not expected to have a material adverse effect on the Company's results of operations.

However, due to the interdependent nature of systems and facilities, the Company may be adversely impacted depending upon whether its vendors and business partners address this issue successfully. Therefore, the Company is surveying its key business partners and vendors in an attempt to determine their respective level of year 2000 compliance. Where practicable, the Company intends to assess and attempt to mitigate its risks in the event that these third parties fail to be year 2000 compliant and is considering appropriate contingency arrangements for such potential noncompliance by such entities. The effect, if any, on the Company's results of operations from the possible failure of these entities to be year 2000 compliant is not determinable.

In addition, property and casualty reinsurance companies, like the Company, may have underwriting exposure related to the year 2000. The year 2000 issue is a risk for some of the Company's reinsureds and is therefore considered during the underwriting process similar to any other risk to which the Company's clients may be exposed. While the Company continues to review these potential exposures, the Company is unable to determine at this time whether the adverse impact, if any, in connection with these exposures would be material to the Company.

Cautionary Note Regarding Forward-Looking Statements

Except for the historical information and discussions contained herein, statements included in this release may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements address matters that involve risks, uncertainties and other factors that could cause actual results or performance to differ materially from those indicated in such statements. The Company believes that these factors include, but are not limited to, acceptance in the market of the Company's reinsurance products; competition from new products (including products that may be offered by the capital markets); the availability of investments on attractive terms; competition, including increased competition (both as to underwriting and investment opportunities); changes in the performance of the insurance sector of the public equity markets or market professionals' views as to such sector; the amount of underwriting capacity from time to time in the market; general economic conditions and conditions specific to the reinsurance and investment markets in which the Company operates; regulatory changes and conditions; rating agency policies and practices; claims development, including as to the frequency or severity of claims and the timing of payments; and loss of key personnel. Changes in any of the foregoing may affect the Company's ability to realize its business strategy or may result in changes in the Company's business strategy. The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are included herein or elsewhere in the Company's filings with the SEC. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

(a) The 1998 Annual Meeting of Stockholders ("Annual Meeting") of Risk Capital Holdings, Inc. ("RCHI") was held on May 12, 1998.

(b) Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition to management's nominees as listed in RCHI's Proxy Statement, dated April 6, 1998.

(c) The stockholders of RCHI re-elected the Class III Directors of RCHI to hold office until the 2001 annual meeting of stockholders and until their successors are elected and qualified. Set forth below are the number of votes cast for and withheld for each such Director:

         Election of Directors


                              FOR          WITHHELD
                              ---          --------
Robert Clements            14,599,761      994,400
Michael P. Esposito, Jr    14,599,761      994,400
Mark D. Mosca              14,599,761      994,400


           At the Annual Meeting, the stockholders also ratified the selection of PricewaterhouseCoopers LLP as independent accountants for the fiscal year ending December 31, 1998. Set forth below are the voting results for such proposal:

Ratification of Selection of PricewaterhouseCoopers LLP as Independent
Accountants


          FOR          AGAINST      ABSTAIN
          ---          -------      -------
     15,589,836          400        3,925


Item 5.    Other Information

Effective June 29, 1998, the Securities and Exchange Commission adopted a new notice requirement relating to a company's use of discretionary voting authority with respect to stockholder proposals that are not intended to be included in the company's proxy statement. In connection with the Company's 1999 annual meeting of stockholders, the new rule requires that, if the proponent fails to notify the Company of such a proposal on or before February 28, 1999, then management proxies would be allowed to use their discretionary voting authority when such proposal is raised at the 1999 annual meeting. In addition, the Company's Bylaws provide that any stockholder desiring to nominate a director at an annual meeting must provide written notice of such nomination to the Secretary of the Company at least 50 days prior to the date of the meeting at which such nomination is proposed to be voted upon (or, if less than 50 days' notice of an annual meeting is given, stockholder proposals and nominations must be delivered no later than the close of business of the seventh day following the day notice was mailed).

Item 6.    Exhibits and Reports on Form 8-K

(a)        Exhibits.


Exhibit No.                              Description
-----------                              -----------

10.1              Sub-Sublease Agreement, dated as of March 18,1996, between Risk Capital
                  Reinsurance Company and Marsh & McLennan Risk Capital Corp.

10.2              Sub-Sublease Agreement, dated as of April 30,1997, between Risk Capital
                  Reinsurance Company and Bank of Ireland Asset Management (US) Limited
                  (as amended)

15                Accountants' Awareness Letter and Limitation of Liability (regarding unaudited interim financial information)

27                Financial Data Schedule


(b)        Reports on Form 8-K.

           There were no reports filed on Form 8-K for the three month period ended June 30, 1998.

           Omitted from this Part II are items which are inapplicable or to which the answer is negative for the period covered.

                                   SIGNATURES

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    RISK CAPITAL HOLDINGS, INC.
                                    --------------------------------------------
                                    (Registrant)






                                    /s/ Mark D. Mosca
                                    --------------------------------------------
Date: August 13, 1998               MARK D. MOSCA
                                    President and Chief Executive Officer






                                    /s/ Paul J. Malvasio
                                    --------------------------------------------
Date: August  13, 1998              PAUL J. MALVASIO
                                    Chief Financial Officer

                                                      EXHIBIT INDEX


   Exhibit No.                                Description
   -----------                                -----------

     10.1        Sub-Sublease Agreement, dated as of March 18,1996, between Risk Capital Reinsurance Company and Marsh & McLennan Risk Capital Corp.

     10.2        Sub-Sublease Agreement, dated as of April 30,1997, between Risk Capital Reinsurance Company and Bank of Ireland Asset Management (US) Limited (as amended)

     15          Accountants' Awareness Letter and Limitation of Liability (regarding unaudited interim financial information)

     27          Financial Data Schedule
