Form 10-Q
period 1998-09-30
RISK CAPITAL HOLDINGS INC
filed 1998-11-13
CIK 947484

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended September 30, 1998

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

Yes  |X|     No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock.

                 Class                    Outstanding at September 30, 1998
                 -----                    ---------------------------------
      Common Stock, $.01 par value                     17,066,283

================================================================================

                           RISK CAPITAL HOLDINGS, INC.

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I.  Financial Information

Item 1 - Consolidated Financial Statements

         Review Report of Independent Accountants                              1

         Consolidated Balance Sheet                                            2
           September 30, 1998 and December 31, 1997

         Consolidated Statement of Income and Comprehensive Income             3
           For the three and nine month periods ended
           September 30, 1998 and 1997

         Consolidated Statement of Changes in Stockholders' Equity             4
           For the nine month periods ended September 30, 1998
           and 1997

         Consolidated Statement of Cash Flows                                  5
           For the nine month periods ended September 30, 1998
           and 1997

         Notes to Consolidated Financial Statements                            6

Item 2 - Management's Discussion and Analysis of Financial
            Condition And Results of Operations                               15

PART II.  Other Information
Item 6 -  Exhibits and Reports on Form 8-K                                    24

Signatures                                                                    25

                    Review Report of Independent Accountants

To the Board of Directors and Stockholders of Risk Capital Holdings, Inc.

We have reviewed the accompanying interim consolidated balance sheet of Risk Capital Holdings, Inc. and its subsidiary as of September 30, 1998, and the related consolidated statements of income and comprehensive income, of changes in stockholders' equity and of cash flows for the period from January 1, 1998 to September 30, 1998. This financial information is the responsibility of the Company's management.

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

New York, New York
October 23, 1998

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                      (in thousands, except per share data)

                                                      (Unaudited)
                                                     September 30,  December 31,
                                                          1998         1997
                                                       --------      ---------

ASSETS
Investments:
Fixed maturities                                       $ 175,502    $ 132,159
(amortized cost: 1998, $173,483; 1997, $129,887)
Publicly traded equity securities                        178,788      180,052
(cost: 1998, $134,782; 1997, $116,258)
Privately held securities                                143,978       95,336
(cost: 1998, $113,569; 1997, $77,550)
Short-term investments                                    50,160       89,167
                                                       ---------    ---------
Total investments                                        548,428      496,714
                                                       ---------    ---------

Cash                                                       4,685        9,014
Accrued investment income                                  3,395        2,781
Premiums receivable                                       82,957       47,507
Reinsurance recoverable                                   24,033
Deferred policy acquisition costs                         22,698       17,292
Other assets                                              24,033        7,939
                                                       ---------    ---------
Total Assets                                           $ 710,229    $ 581,247
                                                       =========    =========

LIABILITIES
Claims and claims expenses                             $ 177,262    $  70,768
Unearned premiums                                         95,157       74,234
Contingent commissions payable                             2,561          682
Reinsurance balances payable                               7,162          211
Investment accounts payable                                4,745        1,996
Deferred income tax liability                             18,834       25,090
Other liabilities                                          9,381        7,235
                                                       ---------    ---------
Total Liabilities                                        315,102      180,216
                                                       ---------    ---------

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value:
20,000,000 shares authorized (none issued)
Common stock, $.01 par value:
80,000,000 shares authorized
(1998, 17,080,365; 1997, 17,069,845 shares issued)           171          171
Additional paid-in capital                               341,461      341,162
Deferred compensation under stock award plan              (1,190)      (1,778)
Retained earnings                                          5,267        7,170
Less treasury stock, at cost (1998, 14,082; 1997,
11,383 shares)                                              (264)        (198)
Accumulated other comprehensive income consisting of
unrealized appreciation of investments,
net of income tax                                         49,682       54,504
                                                       ---------    ---------
Total Stockholders' Equity                               395,127      401,031
                                                       ---------    ---------
Total Liabilities & Stockholders' Equity               $ 710,229    $ 581,247
                                                       =========    =========

                 See Notes to Consolidated Financial Statements.

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
                        (in thousands, except share data)
                                   (Unaudited)

                                                Three Months Ended              Nine Months Ended
                                                   September 30,                  September 30,
                                                1998           1997            1998             1997
                                            ------------    ------------    ------------    ------------
Premiums and Other Revenues
Net premiums written                        $     66,628    $     34,906    $    163,572    $     98,862
Increase in unearned premiums                    (13,958)        (10,251)        (20,923)        (33,234)
                                            ------------    ------------    ------------    ------------
Net premiums earned                               52,670          24,655         142,649          65,628
Net investment income                              3,995           3,798          11,930          10,774
Net investment gains (losses)                       (425)          4,062           2,922           3,617
                                            ------------    ------------    ------------    ------------
Total revenues                                    56,240          32,515         157,501          80,019

Expenses
Claims and claims expenses                        51,407          18,041         116,891          45,992
Commissions and brokerage                         10,640           6,217          33,295          17,740
Other operating expenses                           3,935           3,281          12,265          10,188
Foreign exchange (gain) loss                        (648)            116            (588)            654
                                            ------------    ------------    ------------    ------------
Total expenses                                    65,334          27,655         161,863          74,574

Income Before Income Taxes and Equity
  In Net Income (Loss) of Investees               (9,094)          4,860          (4,362)          5,445
Federal income taxes:
Current                                           (2,721)            507           1,150           1,182
Deferred                                            (788)            930          (3,642)             (7)
                                            ------------    ------------    ------------    ------------
Income tax expense (benefit)                      (3,509)          1,437          (2,492)          1,175
                                            ------------    ------------    ------------    ------------

Income Before Equity in Net Income
  (Loss) of Investees                             (5,585)          3,423          (1,870)          4,270

Equity in net income (loss) of
investees                                         (1,046)           (168)            (33)           (473)
                                            ------------    ------------    ------------    ------------

Net Income (Loss)                                 (6,631)          3,255          (1,903)          3,797
                                            ------------    ------------    ------------    ------------

Other Comprehensive Income (Loss), Net
  of Tax

Change in net unrealized appreciation,
(depreciation) of investments, net of tax        (13,991)         13,391          (4,822)         38,970
                                            ------------    ------------    ------------    ------------

Comprehensive Income (Loss)                 ($    20,622)   $     16,646    ($     6,725)   $     42,767
                                            ============    ============    ============    ============

Average shares outstanding
Basic                                         17,065,739      17,034,977      17,061,975      17,027,778
Diluted                                       17,845,152      17,494,435      17,825,517      17,046,362

Per Share Data
Net Income (Loss)  - Basic                        ($0.39)          $0.19          ($0.11)         $0.22
                   - Diluted                      ($0.39)          $0.19          ($0.11)         $0.22
Comprehensive Income (Loss) - Basic               ($1.21)          $0.98          ($0.39)         $2.51
                            - Diluted             ($1.21)          $0.95          ($0.39)         $2.51


                 See Notes to Consolidated Financial Statements.

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (in thousands)
                                   (Unaudited)

                                                             Nine Months Ended
                                                               September 30,
                                                             1998         1997
                                                         ---------    ---------

Common Stock
Balance at beginning of year                             $     171    $     170
Issuance of common stock
                                                         ---------    ---------
Balance at end of period                                       171          170
                                                         ---------    ---------

Additional Paid-in Capital
Balance at beginning of year                               341,162      340,435
Issuance of common stock                                       299          280
                                                         ---------    ---------
Balance at end of period                                   341,461      340,715
                                                         ---------    ---------

Deferred Compensation Under Stock Award Plan
Balance at beginning of year                                (1,778)      (2,959)
Restricted common stock issued                                (221)        (280)
Compensation expense recognized                                809        1,398
                                                         ---------    ---------
Balance at end of period                                    (1,190)      (1,841)
                                                         ---------    ---------

Retained Earnings
Balance at beginning of year                                 7,170        5,131
Net income (loss)                                           (1,903)       3,797
                                                         ---------    ---------
Balance at end of period                                     5,267        8,928
                                                         ---------    ---------

Treasury Stock, At Cost
Balance at beginning of year                                  (198)
Purchase of treasury stock                                     (66)        (178)
                                                         ---------    ---------
Balance at end of period                                      (264)        (178)
                                                         ---------    ---------

Accumulated Other Comprehensive Income Consisting of
Unrealized Appreciation (Depreciation) of
Investments, Net of Income Tax
Balance at beginning of year                                54,504        9,436
Change in unrealized appreciation (depreciation)            (4,822)      38,970
                                                         ---------    ---------
Balance at end of period                                    49,682       48,406
                                                         ---------    ---------

Total Stockholders' Equity
Balance at beginning of year                               401,031      352,213
Issuance of common stock                                       299          280
Change in deferred compensation                                588        1,118
Net income (loss)                                           (1,903)       3,797
Purchase of treasury stock                                     (66)        (178)
Change in unrealized appreciation (depreciation)
      of investments, net of income tax                     (4,822)      38,970
                                                         ---------    ---------
Balance at end of period                                 $ 395,127    $ 396,200
                                                         =========    =========

                 See Notes to Consolidated Financial Statements.

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                             Nine Months Ended
                                                               September 30,
                                                            1998           1997
                                                         --------       --------
OPERATING ACTIVITIES
Net income (loss)                                        ($  1,903)   $   3,797
 Adjustments to reconcile net income
 to net cash provided by operating activities:
 Liability for claims and claims expenses                  106,494       31,963
 Unearned premiums                                          20,923       33,953
 Premiums receivable                                       (35,450)     (23,627)
 Accrued investment income                                    (614)        (555)
 Contingent commissions, net                                (1,094)       3,230
 Reinsurance balances, net                                 (17,083)      (1,086)
 Deferred policy acquisition costs                          (5,406)      (8,482)
 Net investment gains                                       (2,922)      (3,617)
 Deferred income tax asset                                  (3,660)        (261)
 Other liabilities                                           2,146         (667)
 Other items, net                                          (13,890)      (3,966)
                                                         ---------    ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                   47,541       30,682
                                                         ---------    ---------

INVESTING ACTIVITIES
Purchases of fixed maturity investments                   (216,789)    (172,367)
Sales of fixed maturity investments                        176,925      172,973
Net (purchases)/sales of short-term investments             41,142       (2,830)
Purchases of equity securities                            (102,057)     (55,853)
Sales of equity securities                                  49,097       30,740
Purchases of furniture and equipment                          (200)        (543)
                                                         ---------    ---------
NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES       (51,882)     (27,880)
                                                         ---------    ---------
FINANCING ACTIVITIES
Common stock issued                                            299          280
Purchase of treasury stock                                     (66)        (178)
Deferred compensation on restricted stock                     (221)        (280)
                                                         ---------    ---------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES            12         (178)
                                                         ---------    ---------

Increase (decrease) in cash                                 (4,329)       2,624
Cash beginning of year                                       9,014        1,466
                                                         ---------    ---------
Cash end of period                                       $   4,685    $   4,090
                                                         ---------    ---------

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

In July 1998, Risk Capital Reinsurance capitalized its wholly owned subsidiary, Cross River Insurance Company ("Cross River"), with $20 million. Cross River received its Nebraska insurance license in October 1998 and intends to seek authorization to operate in most other states as an excess and surplus lines insurer.

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

Comprehensive income for the Company consists of net income (loss) and the change in unrealized appreciation or depreciation, net of income tax, as follows:

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  COMPREHENSIVE INCOME (Cont'd)

                                                             (In thousands)
                                                            Nine Months Ended
                                                              September 30,
                                                           1998         1997
                                                        ----------  ------------
Net income (loss)                                        ($ 1,903)     $  3,797
Other comprehensive income, net of tax:
Unrealized appreciation (depreciation) of
investments:
   Unrealized holdings gains arising during
   period                                                  (2,923)       41,321
   Less, reclassification adjustment for
   net realized (gains) losses included in
   net income                                              (1,899)       (2,351)
                                                         --------      --------
Other comprehensive income (loss)                          (4,822)       38,970
                                                         --------      --------
Comprehensive income (loss)                              ($ 6,725)     $ 42,767
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

Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of shares of Common Stock outstanding for the periods. Diluted earnings per share reflect the potential dilution that could occur if Class A and B warrants and employee stock options were exercised or converted into Common Stock. Diluted per share amounts are computed using basic average shares outstanding when a loss occurs since the inclusion of dilutive securities in dilutive earnings per share would be anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share:

                                               (In thousands, except share data)
                                                        Nine Months Ended
                                                          September 30,
                                                     1998               1997
                                                  ------------      ------------
Net Income
Basic Earnings Per Share:
Net income (loss)                                      ($1,903)           $3,797
Divided by:
Weighted average shares outstanding for
the period                                          17,061,975        17,027,778
Basic earnings (loss) per share                         ($0.11)            $0.22

Diluted Earnings Per Share:
Net income (loss)                                      ($1,903)           $3,797
Divided by:
Weighted average shares outstanding for
the period                                          17,061,975        17,027,778
Effect of dilutive securities:
   Warrants
   Employee stock options                                                 18,584
                                                  ------------      ------------
Total shares                                        17,061,925        17,046,362
                                                  ============      ============
Diluted earnings (loss) per share                       ($0.11)            $0.22

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. EARNINGS PER SHARE DATA (Cont'd)

                                                (In thousands, except share
                                                           data)
                                                      Nine Months Ended
                                                        September 30,
                                                   1998              1997
                                              -----------------  ---------------
Comprehensive Income
Basic Earnings Per Share:
Comprehensive income (loss)                            ($6,725)          $42,767
Divided by:
Weighted average shares outstanding for
the period                                          17,061,975        17,027,778
Basic earnings (loss) per share                         ($0.39)            $2.51

Diluted Earnings Per Share:
Comprehensive income (loss)                            ($6,725)          $42,767
Divided by:
Weighted average shares outstanding for
the period                                          17,061,975        17,027,778
Effect of dilutive securities:
Warrants
Employee stock options                                                    18,584
                                                  ------------      ------------
Total shares                                        17,061,975        17,046,362
                                                  ============      ============
Diluted earnings (loss) per share                       ($0.39)            $2.51

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

All of the Company's publicly traded equity securities and privately held securities were issued by insurance and reinsurance companies or companies providing services to the insurance industry. At September 30, 1998, the publicly traded equity portfolio consisted of 17 investments, with estimated fair values ranging individually from $500,000 to $30.9 million.

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

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. INVESTMENT INFORMATION (Cont'd)

The estimated fair value of investments in privately held securities, other than those carried under the equity method or those with quoted market values, is initially equal to the cost of such investments until the investments are revalued based principally on substantive events or other factors which could indicate a diminution or appreciation in value, such as an arm's-length third party transaction justifying an increased valuation or adverse development of a significant nature requiring a write-down. The Company periodically reviews the valuation of investments in privately held securities with Marsh & McLennan Capital, Inc., its equity investment advisor.

Privately held securities consisted of the following:

                                                            (In thousands)
                                                      September 30, December 31,
                                                          1998         1997
                                                      ------------  ------------
Carried  under the equity method:
Arbor Acquisition Corp. (Montgomery &
   Collins, Inc.)                                         $  3,573
The ARC Group, LLC                                           8,868      $ 10,341
Arx Holding Corp.                                            2,385         2,425
Capital Protection Insurance Services, LLC                   1,223           182
First American Financial Corporation                         9,415         6,572
Island Heritage Insurance Company, Ltd.                      3,145         3,950
LARC Holdings, Ltd.                                         25,764        24,496
New Europe Insurance Ventures                                  622           730
Providers' Assurance Corporation                             1,112         3,637
Sunshine State Holding Corporation                           1,588         1,424
                                                          --------      --------
   Sub-total                                                57,695        53,757
                                                          --------      --------

Carried at fair value:
Altus Holdings, Ltd.                                         6,667
Annuity and Life Re (Holdings), Ltd.                        23,692
GuideStar Health Systems, Inc.                               1,000         1,000
Peregrine Russell Miller Insurance
   Investment Fund of Asia Limited                                         4,399
Sovereign Risk Insurance Ltd.                                  246           246
Stockton Holdings Limited                                   10,000
Terra Nova (Bermuda) Holdings, Ltd.                         23,760        23,250
TRG Associates, LLC                                          4,875         4,875
Venton Holdings, Ltd.                                       16,043         7,809
                                                          --------      --------
   Sub-total                                                86,283        41,579
                                                          --------      --------
   Total                                                  $143,978      $ 95,336
                                                          ========      ========

During the nine month period ended September 30, 1998, the Company received a special and a regular distribution from The ARC Group, LLC totaling $2.6 million and dividend distributions by (i) Terra Nova (Bermuda) Holdings, Ltd. of $102,000 and (ii) TRG Associates, LLC of $103,000.

At September 30, 1998, the Company had investment commitments relating to its privately held securities totaling approximately $15.0 million, compared to $22.6 million at December 31, 1997.

Set forth below is certain information relating to the Company's private investment activity for the nine month period ended September 30, 1998:

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. INVESTMENT INFORMATION (Cont'd)

Altus Holdings, Ltd.

In March 1998, the Company purchased for $10 million an approximately 28.3% economic interest (9.9% voting interest) in Altus Holdings, Ltd. ("Altus"), a new Cayman Islands company formed to provide rent-a-captive and other underwriting management services for risks of individual corporations and insurance programs developed by insurance intermediaries. The Company's investment was funded through two-thirds cash and one-third through a letter of credit. The balance of the $35 million of initial capital invested in Altus was contributed by The Trident Partnership, L.P. ("Trident"), EXEL Limited, Marsh & McLennan Risk Capital Holdings, Ltd. ("MMRCH") and members of Altus' management. The Company may provide reinsurance capacity for business developed by Altus.

The Company issued a letter of credit in the amount of $5.8 million for Trident's unfunded investment commitment in Altus for an annual fee of $58,000, or 100 basis points on the letter of credit amount.

Annuity and Life Re (Holdings), Ltd.

In April 1998, the Company acquired for approximately $20 million a minority interest in Annuity and Life Re (Holdings), Ltd. ("Annuity and Life Re"), a new Bermuda-based reinsurance company formed to provide annuity and life reinsurance. The Company's investment was made concurrently with the consummation of Annuity and Life Re's initial public offering. The Company purchased approximately 1.4 million common shares of Annuity and Life Re and warrants to purchase at an exercise price of $15.00 per share (the initial public offering price) an additional 100,000 common shares. The aggregate purchase price paid by the Company was based on a price of $14.10 for a unit consisting of one common share and certain warrants. The Company owns approximately 5.6% of the outstanding common shares of Annuity and Life Re following the exercise of the underwriters' over-allotment option. Annuity and Life Re's common shares are quoted on The Nasdaq Stock Market's National Market under the symbol "ALREF." The Company is subject to a one-year lock-up period and therefore carries this investment at a discount to its current market price until such restriction expires in April 1999.

Arbor Acquisition Corp. (Montgomery & Collins, Inc.)

In March 1998, the Company purchased for approximately $2.8 million a 34.5% economic and voting interest in Arbor Acquisition Corp. ("Arbor"), the parent of Montgomery & Collins, Inc., a Boston-based national surplus lines and wholesale brokerage firm which operates in 11 cities, in addition to Boston. The investment was made concurrently with investments by MMRCH and Rufus Williams, a former partner and director of Johnson & Higgins and former Chief Executive Officer of Henry Ward Johnson & Company, Johnson & Higgins' excess and surplus brokerage operation. In the third quarter of 1998, Risk Capital Reinsurance invested an additional $845,000 in Arbor.

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

                    RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. INVESTMENT INFORMATION (Cont'd)

The equity in net loss of $1.0 million in the Company's 1998 nine-month results represents its proportionate share of First American Financial Corporation's net loss, recorded on a quarter lag basis, plus goodwill amortization. The loss emanated from start-up and related costs resulting from the acquisition by The Trident Partnership, L.P. of a majority ownership interest in First American. The Company expects to record a similar loss in the 1998 fourth quarter, and a loss of approximately $800,000 in 1999.

Providers' Assurance Corporation

In April 1997, the Company acquired a 34.3% economic and voting interest in Providers' Assurance Corporation ("Providers"), a Nashville, Tennessee-based underwriting management company with a Bermuda insurance subsidiary, for $4 million. Providers, formed in June 1995, develops and markets workers' compensation insurance programs through joint operating arrangements with community-based healthcare providers, and offers other workers' compensation-related consulting services to the healthcare community. Under the agreements with Providers, the Company has the right to provide certain reinsurance on insurance programs developed by Providers during specified time periods.

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

Venton Holdings, Ltd.

During the 1998 third quarter, the Company entered into an agreement to sell one of its privately held equity investments, Venton Holdings, Ltd. ("Venton"), to an independent third party. At September 30, 1998, the Company increased the carrying value of Venton from $7.8 million to $16 million to reflect the expected transaction's net realizable value, which transaction closed on October 23, 1998. The Company's cost basis in Venton is $4.4 million. The Company had previously increased the carrying value in June 1997 by $3.3 million to partially reflect the purchase price paid by EXEL Limited for its 20% ownership in Venton. The unrealized appreciation resulting from the Venton transaction increased book value by thirty-one cents per share during the 1998 third quarter.

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

The effects of reinsurance on written and earned premiums and claims and claims expenses are as follows:

                                                           (In thousands)
                                                          Nine Months Ended
                                                            September 30,
                                                          1998          1997
                                                        --------     --------
      Assumed premiums written                          $178,794     $100,244
      Ceded premiums written                              15,222        1,382
                                                        --------     --------
      Net premiums written                              $163,572     $ 98,862
                                                        ========     ========

      Assumed premiums earned                            157,871       66,292
      Ceded premiums earned                               15,222          664
                                                        --------     --------
      Net premiums earned                               $142,649     $ 65,628
                                                        ========     ========

      Assumed claims and claims expenses incurred        140,458       46,345
      Ceded claims and claims expenses incurred           23,567          353
                                                        --------     --------
      Net claims and claims expenses incurred           $116,891     $ 45,992
                                                        ========     ========

At September 30, 1998, the Company's balance sheet reflects reinsurance recoverable balances as follows:

                                                            (In thousands)
                                                     September 30,  December 31,
                                                         1998          1997
                                                       --------      --------
      Reinsurance recoverable balances:
         Unpaid claims and claim expenses              $ 24,033
         Ceded balances payable                          (7,162)     ($   211)
                                                       --------      --------
      Reinsurance balances, net                        $ 16,871      ($   211)
                                                       ========      ========

7. STATUTORY DATA

The statutory capital and surplus of Risk Capital Reinsurance at September 30, 1998 was $361.8 million, compared to $385.0 million at December 31, 1997. The statutory net loss for the nine month period ended September 30, 1998 was $13.8 million, compared to a net loss of $4.3 million in the prior year period.

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

The Company will adopt this statement in the first quarter of 2000. Generally the Company has not invested in derivative financial instruments. However, the Company's portfolio includes market sensitive instruments, such as mortgage-backed securities, which are subject to prepayment risk and changes in market value in connection with changes in interest rates. The Company's investments in mortgage-backed securities are classified as available for sale and are not held for trading purposes. Assuming the current investment strategy at the time of adoption, the Company's presentation of financial information under the new statement will not be materially different than the current presentation.

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

Start-up activities are defined broadly as those one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer or beneficiary, initiating a new process in an existing facility or commencing some new operation. Start-up activities also include activities related to organizing a new entity.

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

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS.

General

The Company

Risk Capital Holdings, Inc. ("RCHI") is the holding company for Risk Capital Reinsurance Company ("Risk Capital Reinsurance"), RCHI's wholly owned subsidiary which is domiciled in Nebraska. (RCHI and Risk Capital Reinsurance are collectively referred to herein as the "Company".) RCHI was incorporated in March 1995 and commenced operations during September 1995 upon completion of its initial public offering and related exercise of the underwriters' over-allotment option and direct sales of an aggregate of 16,750,625 shares of RCHI's common stock, par value $.01 per share, at $20 per share, and the issuance of warrants (collectively, the "Offerings"). RCHI received aggregate net proceeds from the Offerings of approximately $335.0 million, of which $328.0 million was contributed to the capital of Risk Capital Reinsurance. On November 6, 1995, Risk Capital Reinsurance was licensed under the insurance laws of the State of Nebraska. In July 1998, Risk Capital Reinsurance capitalized its wholly owned subsidiary, Cross River Insurance Company ("Cross River") with $20 million. Cross River received its Nebraska insurance license in October 1998, and intends to seek authorization to operate in most other states as an excess and surplus lines insurer.

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

Reinsurance treaties that are placed by intermediaries are typically for one year terms with a substantial number that are written or renewed on January 1 each year. Other significant renewal dates include April 1, July 1 and October
1. The renewal periods through October 1, 1998 were marked by continuing intensified competitive conditions in terms of premium rates and treaty terms and conditions in both the property and casualty segments of the marketplace. These conditions have been worsened due to large domestic primary companies retaining more of their business and ceding less premiums to reinsurers. While the Company is initially somewhat disadvantaged compared to many of its competitors, which are larger, have greater resources and longer operating histories than the Company, it believes it has been able to generate attractive opportunities in the marketplace due to its substantial unencumbered capital base, experienced management team, relationship with its equity investment advisor and strategic focus on generating a small number of large reinsurance treaty transactions that may also be integrated with an equity investment in client companies as well as its expansion into the marine and aerospace and surety and fidelity lines of business commencing late in 1997 and early 1998 respectively.

As of October 1, 1998, the Company had 264 in-force treaties, with approximately $213 million of estimated annualized net in-force premiums. Such in-force premiums represent estimated annualized premiums from treaties entered into during the 1997 and 1998 renewal periods that are expected to generate net premiums written during calendar year 1998. All of the Company's in-force treaties will be considered for renewal, although there can be no assurance that such treaties will be renewed.

Results of Operations

The Company had consolidated comprehensive loss for the nine month period ended September 30, 1998 of $6.7 million, which was comprised of net loss of $1.9 million, and other comprehensive loss of $4.8 million, which consisted of the change in net unrealized appreciation of investments, net of tax. Net loss for the nine month period ended September 30, 1998 included net realized investment gains, net of tax, of approximately $1.9 million, and equity in net loss of investees of approximately $33,000. These amounts compare with comprehensive income for the nine month period ended September 30, 1997 of $42.8 million, which was comprised of net income of $3.8 million and the change in net unrealized appreciation of investments, net of tax, of $39.0 million. Net income for the nine month period ended September 30, 1997 included net realized investment losses, net of tax, of $2.4 million, and equity in net loss of investees of $473,000.

Following is a table of per share data for the nine months ended September 30, 1998 and 1997 on a net of tax basis:

                                                           Nine Months Ended
                                                              September 30,
                                                            1998        1997
                                                       -----------    ---------
Basic earnings per share:
Operating income loss (1)                                  ($0.22)        $0.11

Net realized investment gains (losses)                       0.11         (0.14)
Equity in net income (loss) of investees                                  (0.03)
                                                       ----------    ----------
Net income (loss)                                           (0.11)         0.22
Change in net unrealized appreciation of investments        (0.28)         2.29
                                                       ----------    ----------
Comprehensive income (loss)                                ($0.39)        $2.51
                                                       ==========    ==========
Average shares outstanding (000's)                         17,062        17,028
                                                       ==========    ==========

Diluted earnings per share:
Operating income (loss) (1)                                ($0.22)        $0.11

Net realized investment gains (losses)                       0.11         (0.14)
Equity in net income (loss) of investees                                  (0.03)
                                                       ----------    ----------
Net income (loss)                                           (0.11)         0.22
                                                       ==========    ==========
Comprehensive income (loss)                                ($0.39)        $2.51
                                                       ==========    ==========
Average shares outstanding (000's)                         17,062        17,046
                                                       ==========    ==========

(1) Represents net income, excluding realized net investment gains (losses) and equity in net income (loss) of investees, net of tax.

At September 30, 1998, basic and diluted book value per share were $23.15 and $22.54, respectively, which compare with basic and diluted book value per share of $23.51 and $22.79, respectively, at December 31, 1997.

Net Premiums Written

Net premiums written for the three and nine month periods ended September 30, 1998 and 1997 were as follows:

                                   (in millions)           (in millions)
                                Three Months Ended       Nine Months Ended
                                   September 30,           September 30,
                                --------------------    --------------------
                                  1998       1997         1998       1997
                                ---------   --------    ---------  ---------
      Property                    $  6.2    $  6.1       $ 25.6     $ 14.1
      Casualty                      18.9      18.9         50.1       50.8
      Multi-line                    18.9       6.6         46.5       24.6
      Aviation and Space             9.8                   18.1
      Marine                         4.7       1.3         12.0        1.3
      Other                          7.7       2.0         10.8        8.1
      Fidelity and Surety             .4                     .5
                                  ------    ------       ------     ------
      Total                       $ 66.6    $ 34.9       $163.6     $ 98.9
                                  ======    ======       ======     ======

For the nine months ended September 30 1998, quota share reinsurance and excess of loss reinsurance amounted to approximately 82% and 18%, respectively, of the Company's net premiums written, compared to 90% and 10%, respectively, during the prior year period. The higher content of excess of loss business is due to the contributions of the Marine and Aviation and Space books of business. In the future, the mix of quota share and excess of loss reinsurance will depend on market conditions and other relevant factors and cannot be predicted with accuracy.

Approximately 32% of net premiums written in the first nine months of 1998 was from non-United States clients, compared to 29% in the first nine months of 1997. Approximately 32% of net premiums written in the first nine months of 1998 were generated from companies in which the Company has invested or committed to invest funds. New business activity during the first nine months of 1998 reflects contributions of (i) the Company's three new specialty underwriting units of Marine, Aviation and Space, and Fidelity and Surety and (ii) the Company's integrated investment strategy.

Set forth below is the Company's statutory composite ratios for the nine month periods ended September 30, 1998 and 1997:

                                            Nine Months Ended
                                    ---------------------------------
                                       As        Excluding      As        1997
                                    Reported     Aviation    Reported     Year
                                      1998         1998        1997      Actual
                                    --------     ---------   --------   --------
      Claims and claims expenses       81.9%       70.7%       70.1%     68.4%
      Commissions and brokerage        23.7%       25.4%       26.5%     28.8%
                                      -----       -----       -----     -----
                                      105.6%       96.1%       96.6%     97.2%
      Operating expense                 7.2%        8.1%       10.0%      9.1%
                                      -----       -----       -----     -----
      Combined ratio                  112.8%      104.2%      106.6%    106.3%
                                      =====       =====       =====     =====

The 1998 ratio as reported includes claims expenses and net reinstatement premiums from the Company's Aviation and Space business, which was impacted during the third quarter by the Swiss Air catastrophe and a series of satellite losses. The Aviation and Space business increased the overall statutory composite ratio for the 1998 third quarter, which was 123.8%, by 28.9 percentage points. The Aviation and Space business increased the overall statutory composite ratio for the 1998 nine month period by 8.6 points, which contributed $26 million to the Company's pre-tax underwriting loss for the nine month period ended September 30, 1998.

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

Other operating expenses increased to $11.7 million for the first nine months of 1998, compared to $10.8 million for the 1997 prior year period. Assuming the successful execution of the Company's business strategy, the Company expects other operating expenses to grow commensurate with growing operations, but expects other operating expenses to continue to decline moderately as a percentage of net premiums written because increases in premium writings are generally expected to exceed the growth in such expenses.

Pre-tax foreign exchange gains and losses were approximately $588,000 and $654,000 for the nine months ended September 30, 1998 and 1997, respectively. Such gains and losses are principally related to assets and premiums receivable of approximately $5.8 million denominated in European Currency Units, which is recorded separately from statutory underwriting results and therefore excluded from the statutory composite ratio. Unhedged monetary assets and liabilities are translated at the exchange rate in effect at the balance sheet date, with the resulting foreign exchange gains or losses recognized in income. Such future gains or losses are unpredictable, and could be material.

Investment Results

At September 30, 1998, approximately 41% of the Company's invested assets consisted of fixed maturity and short-term investments, compared to 44% at the end of 1997. Net investment income for the first nine months of 1998 was approximately $11.9 million, compared to $10.8 million for the prior year period.

The Company's pre-tax and net of tax investment yields in the first nine months of 1998 were 3.6% and 2.7%, respectively, compared to 3.7% and 2.7%, respectively, for the same prior year period. Assuming a stable interest rate environment, the Company anticipates the 1998 yields to moderately decline as funds invested in short-term securities are allocated into equity securities.

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

For the nine months ended September 30, 1998, the Company's equity in net loss of investee companies was $33,000. This compares to equity in net loss of investee companies of $473,000 in the prior year period.

Equity in net loss of investee companies for the 1998 third quarter was $1.0 million, which reflected losses from Hurricane Georges in the Caribbean that impacted an investee company and losses from start-up and related costs resulting from an acquisition by The Trident Partnership, L.P. of a majority ownership interest in another investee company.

Income Taxes

The Company's effective tax rates for the first nine months of 1998 and 1997 were less than the 35% statutory rate on pre-tax operating income due to tax exempt income and dividends received deductions. The gross deferred income tax benefits for the first nine months of 1998 and 1997 of approximately $3.6 million and $261,000, respectively, which are assets considered recoverable from future taxable income, resulted principally from temporary differences between financial and taxable income. Temporary differences include, among other things, charges for restricted stock grants which are not deductible for income tax purposes until vested (vesting of existing restricted stock grants will occur over a five-year period), as well as charges for a portion of unearned premiums and claims reserves and equity in net income (loss) of investees.

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

At September 30, 1998, cash and invested assets totaled approximately $553.1 million, consisting of $54.8 million of cash and short-term investments, $175.5 million of publicly traded fixed maturity investments, $178.8 million of publicly traded equity securities and $144.0 million of privately held securities. Included in privately held securities are investments totaling $57.7 million which are accounted for under the equity method.

During the first nine months of 1998, the Company completed four private investments, bringing the private equity portfolio to 18 investments, totaling approximately $144.0 million of invested capital at September 30, 1998. The Company also allocated approximately $30 million to its high grade taxable portfolio (which amount included approximately $20 million invested in high grade taxable securities through Cross River following its capitalization by Risk Capital Reinsurance in July 1998) and $10 million to its tax exempt core fixed income portfolio, each managed by The Putnam Advisory Company, Inc. In addition, the Company allocated $35 million to a high yield fixed income portfolio managed by Miller Anderson & Sherrerd, LLP ("MAS"), a subsidiary of Morgan Stanley & Co. The objective of such portfolio is to earn a superior total return consistent with reasonable risk through investing primarily in below investment grade fixed income securities.

Approximately 86% of fixed maturity and short-term investments were rated investment grade by Moody's Investors Service, Inc. or Standard & Poor's Corporation and have an average duration of approximately 3.6 years.

See Note 5 under the caption "Investment Information" of the accompanying Notes to Consolidated Financial Statements for certain information regarding the Company's privately held securities and their carrying values. During the remainder of 1998 and over the long-term, the Company intends to continue to maintain a substantial portion of its investments in publicly traded and privately held equity securities.

At September 30, 1998, the publicly traded equity portfolio consisted of investments in 17 publicly traded domestic insurers, reinsurers or companies providing services to the insurance industry. The estimated fair values of such investments ranged individually from $500,000 to $30.9 million.

The Company has not invested in derivative financial instruments such as futures, forward contracts, swaps, or options or other financial instruments with similar characteristics such as interest rate caps or floors and fixed-rate loan commitments. The Company's portfolio includes market sensitive instruments, such as mortgage-backed securities, which are subject to prepayment risk and changes in market value in connection with changes in interest rates. The Company's investments in mortgage-backed securities, which amounted to approximately $42.4 million at September 30, 1998, or 7.7% of cash and invested assets, are classified as available for sale and are not held for trading purposes.

Ratings

The Company has been assigned an initial rating of "A" (Excellent) by A. M. Best Company ("A.M. Best"). This rating is assigned by A.M. Best to companies which A.M. Best considers to have, on balance, excellent financial strength, operating performance and market profile when compared to established standards and a strong ability to meet their ongoing obligations to policyholders.

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

RCHI, Risk Capital Reinsurance and Cross River file consolidated federal income tax returns, and have entered into a tax sharing agreement (the "Tax Sharing Agreement"), allocating the consolidated income tax liability on a separate return basis. Pursuant to the Tax Sharing Agreement, Risk Capital Reinsurance and Cross River make tax sharing payments to RCHI based on such allocation.

Net cash flow from operating activities for the nine months ended September 30, 1998 was $47.5 million, compared with $30.7 million for the prior year period.

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

At September 30, 1998, the Company's consolidated stockholders' equity totaled $395.1 million, or $23.15 per share. At such date, statutory surplus of Risk Capital Reinsurance was approximately $361.8 million. Based on data available as of June 30, 1998 from the Reinsurance Association of America, Risk Capital Reinsurance is the twelfth largest domestic broker market oriented reinsurer as measured by statutory surplus.

In March 1998, the National Association of Insurance Commissioners adopted the codification of statutory accounting principles project that will generally be applied to all insurance and reinsurance company financial statements filed with insurance regulatory authorities as early as the 2001 statutory filings. Although the codification is not expected to materially affect many existing statutory accounting practices presently followed by most insurers and reinsurers such as the Company, there are several accounting practices that will be changed. The most significant change involves accounting for deferred income taxes, which change would require a deferred tax liability to be recorded for unrealized appreciation of invested assets, net of available deferred tax assets, that would result in a reduction to statutory surplus. If this requirement had been in effect in 1998, the statutory surplus of the Company would have been reduced by approximately $9.8 million for a net deferred tax liability, from $361.8 million to $352.0 million at September 30, 1998.

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

The Company has instituted a comprehensive year 2000 compliance plan designed to help avoid unexpected interruption in conducting its business. The Company's year 2000 initiative includes the following strategic steps:

o     Inventory of business systems and operating facilities;

o     Assessment of potential year 2000 problems;

o     Repair/replacement of non-compliant systems and facilities;

o     Testing of systems and facilities; and

o     Implementation of year 2000 compliant systems and facilities.

The Company has completed the assessment phase for its business systems and operating facilities, and is currently in the remediation and testing phases to ensure that the Company's systems and facilities are capable of processing information for the year 2000 and beyond. The Company does not currently anticipate any material year 2000 compliance problems with respect to its internal business systems and operating facilities. Based on information currently available, the cost of this internal compliance effort, while not quantified, is not expected to have a material adverse effect on the Company's financial position and results of operations.

However, due to the interdependent nature of systems and facilities, the Company may be adversely impacted depending upon whether its business partners and vendors address this issue successfully. Therefore, the Company is surveying its key business partners and vendors in an attempt to determine their respective level of year 2000 compliance. As part of this initiative, the Company is evaluating the year 2000 exposures to insurers included in the Company's investment portfolio. The effect, if any, on the Company's results of operations from the possible failure of these entities to be year 2000 compliant is not determinable.

The Company has not established a contingency plan for noncompliance of its internal systems and operating facilities as the Company does not currently expect any material year 2000 compliance problems with respect to such systems and facilities. At this time, the Company is not aware of any material business partners or vendors that will not be year 2000 compliant. If the Company becomes aware of noncompliant business partners or vendors, one option will be to evaluate replacing the noncompliant business partners and vendors. The Company intends to continue to assess and attempt to mitigate its risks in the event these third parities fail to be year 2000 compliant, and will consider appropriate contingency arrangements for such potential noncompliance by such entities. In certain instances, the establishment of a contingency plan is not possible or is cost prohibitive. In these situations, noncompliance by the Company's material business partners or vendors could have a material adverse impact on the Company's financial position and results of operation.

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

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits.

        Exhibit No.                  Description
        -----------                  -----------

        10.1     Stock Option Agreements - Executive Officers (1997 Grant)

        10.2.1   Change in Control Agreement -President

        10.2.2   Change in Control Agreements - Managing Directors

        15 Accountants' Awareness Letter and Limitation of Liability (regarding unaudited interim financial information)

        27       Financial Data Schedule

(b)     Reports on Form 8-K.

        There were no reports filed on Form 8-K for the three month period ended September 30, 1998.

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


                                           RISK CAPITAL HOLDINGS, INC.
                                           -------------------------------------
                                           (Registrant)


                                           /s/ Mark D. Mosca
                                           -------------------------------------
Date: November 11, 1998                    MARK D. MOSCA
                                           President and Chief Executive
                                           Officer


                                           /s/ Paul J. Malvasio
                                           -------------------------------------
Date: November 11, 1998                    PAUL J. MALVASIO
                                           Chief Financial Officer

                                   EXHIBIT INDEX

Exhibit No.  Description
-----------  -----------

10.1         Stock Option Agreements - Executive Officers (1997 Grant)

10.2.1       Change in Control Agreement - President

10.2.2       Change in Control Agreements - Managing Directors

15 Accountants' Awareness Letter and Limitation of Liability (regarding unaudited interim financial information)

27           Financial Data Schedule