Form 10-K
period 1998-12-31
RISK CAPITAL HOLDINGS INC
filed 1999-03-30
CIK 947484

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 1998

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

            For the transition period from __________ to ___________

                           Commission File No. 0-26456

                           RISK CAPITAL HOLDINGS, INC.
             (Exact name of Registrant as specified in its charter)

                Delaware                               06-1424716
     -------------------------------                -------------------
     (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)                Identification No.)

           20 Horseneck Lane
         Greenwich, Connecticut                           06830
---------------------------------------                 ----------
(Address of principal executive offices)                (Zip Code)

       Registrant's telephone number, including area code: (203) 862-4300

           Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each Exchange
            Title of Each Class                    on which Registered
            -------------------                   ---------------------
                  None                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 24, 1999 was approximately $172,976,563 based on the closing price on the Nasdaq National Market on that date.

      As of March 24, 1999, there were 17,086,266 shares of the Registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Part III incorporates certain information by reference to the Registrant's definitive proxy statement to be filed with respect to the Registrant's Annual Meeting of Stockholders to be held on May 11, 1999, which proxy statement will be filed with the Securities and Exchange Commission within 120 days of the close of the Registrant's fiscal year ended December 31, 1998.

================================================================================

                           RISK CAPITAL HOLDINGS, INC.

                                TABLE OF CONTENTS

Item                                                                        Page
----                                                                        ----
                                     Part I

1.  Business................................................................   1
2.  Properties..............................................................  26
3.  Legal Proceedings.......................................................  26
4.  Submission of Matters to a Vote of Security Holders.....................  26

                                     Part II

5.  Market for Registrant's Common Equity and Related Stockholder Matters...  26
6.  Selected Financial Data.................................................  28
7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations..........................................  29
7A. Quantitative and Qualitative Disclosures About Market Risk..............  43
8.  Financial Statements and Supplementary Data.............................  43
9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........................................  43

                                    Part III

10. Directors and Executive Officers of the Registrant......................  43
11. Executive Compensation..................................................  43
12. Security Ownership of Certain Beneficial Owners and Management..........  43
13. Certain Relationships and Related Transactions..........................  43

                                     Part IV

14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.........  44

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

                                     PART I

ITEM 1. BUSINESS

      Certain terms used below are defined in the "Glossary of Selected Insurance Terms" appearing on pages 22-25 of this Report.

General

      The Company

      Risk Capital Holdings, Inc. ("RCHI") was incorporated in March 1995 under the laws of the State of Delaware with the objective of becoming a global reinsurance company which integrates sound reinsurance underwriting with an investment strategy focused on the insurance industry. RCHI believes that reinsurance underwriting and investment skills can be mutually reinforcing and that successfully employing such skills in an integrated manner can result in enhanced stockholder returns. RCHI operates through its wholly owned subsidiary, Risk Capital Reinsurance Company ("Risk Capital Reinsurance" and, together with RCHI, unless the context otherwise requires, the "Company"), whose primary focus is on property and casualty reinsurance treaty coverages, including excess of loss reinsurance and quota share or proportional reinsurance. Based upon data available from the Reinsurance Association of America ("RAA"), Risk Capital Reinsurance is the twelfth largest United States based broker market oriented reinsurer as measured by statutory surplus at December 31, 1998. As of that date, Risk Capital Reinsurance had statutory capital and surplus of $358.7 million and an "A (Excellent)" rating from A.M. Best Company ("A.M. Best").

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

      In October 1998, the Company received regulatory authorization for a newly formed insurance subsidiary, Cross River Insurance Company ("Cross River"). As a surplus lines carrier, Cross River is licensed in only its state of domicile, Nebraska, and expects to write primary insurance business on a non-admitted basis in selected states.

      Marsh & McLennan Capital, Inc. (formerly Marsh & McLennan Risk Capital Corp.; herein referred to as "MMCI"), a subsidiary of Marsh & McLennan Companies, Inc. (together with its subsidiaries, unless the context otherwise requires, "Marsh & McLennan"), is the Company's equity investment advisor. MMCI and its affiliates have successfully invested in various newly-formed insurance and reinsurance ventures, principally ACE Limited, XL Capital Ltd. (formerly EXEL Limited; herein referred to as "XL"), Mid Ocean Limited and Centre Reinsurance Holdings Limited. MMCI is also the investment advisor to The Trident Partnership, L.P. ("Trident"), a $667.0 million investment fund capitalized by institutional investors, including Marsh & McLennan, to invest selectively on a global basis in the insurance and reinsurance industry.

      The stockholders of RCHI owning the largest number of shares of Common Stock are (i) XL, which owns 4,755,000 shares of Common Stock, or approximately 27.8% of the outstanding Common Stock (20.8% assuming the exercise of all outstanding warrants and options to purchase Common Stock); and (ii) Marsh & McLennan Risk Capital Holdings, Ltd. ("MMRCH"), which owns 1,395,625 shares of Common Stock, or approximately 8.2% of the outstanding Common Stock, and warrants to purchase 2,675,998 shares of Common Stock, which, if fully exercised, would increase MMRCH's ownership of the Common Stock to 17.8% assuming the exercise of all outstanding warrants and options to purchase Common Stock.

      Pursuant to Trident's registration rights, the Company registered for sale by Trident 1,750,000 shares of Common Stock owned by Trident under a shelf registration statement which was declared effective by the Securities and Exchange Commission (the "SEC") in September 1997. Under such registration statement, Trident sold 1,500,000 shares of Common Stock, of which 1,000,000 were sold to XL. As of the date of this Report, Trident continues to own 250,000 shares of Common Stock and warrants to purchase 1,386,079 shares of Common Stock, which represent, in the aggregate, approximately 7.1% of the Common Stock assuming the exercise of all outstanding warrants and options to purchase Common Stock.

      The Company's offices are located at 20 Horseneck Lane, Greenwich, Connecticut 06830, and its telephone number is (203) 862-4300.

      Business Strategy

      Risk Capital Reinsurance is a company that assumes risk and provides capital within the worldwide insurance and reinsurance marketplace. This scope of activity allows the Company to engage in at least three kinds of transactions for its customers: reinsurance, other forms of financing, including direct capital investments, and a combination of both sets of reinsurance and financial tools into Integrated Solutions(R), highly customized packages of reinsurance and financing techniques used together to create optimal solutions to the Company's clients' needs. Using all of the tools available within the previously separate disciplines of reinsurance and finance gives the Company the opportunity to provide better and more flexible solutions to the risk transfer/risk management/financial needs of the insurance industry. The Company believes that the following elements assist it in implementing its business strategy:

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

      o management seeks to use both the Company's reinsurance underwriting capacity and its investment portfolio to provide increased capacity to insurers through the provision of reinsurance and other forms of capital;

      o the extensive experience and relationships of the Company's management and MMCI assist in identifying and capitalizing on underwriting and investment opportunities; and

      o the Company believes that attractive underwriting opportunities are presented to it in connection with the investment activities of the Company and MMCI as the Company's equity investment advisor, and that investment opportunities arise from the Company's underwriting activities.

Reinsurance Underwriting

      Strategy

      The principal components of the Company's underwriting strategy are: (i) identifying and committing the Company's underwriting capacity to those types of reinsurance where management believes that above average underwriting results can be achieved; (ii) promoting client loyalty by providing a full range of sophisticated risk management products closely tailored to its clients' needs;
(iii) conserving capacity to react to changing market conditions; (iv) soliciting business primarily through reinsurance intermediaries; (v) taking advantage of underwriting opportunities that may arise in connection with the Company's and MMCI's equity investment activities; (vi) providing reinsurance to insurers in which the Company invests, where appropriate; (vii) maintaining a small, highly skilled, performance-motivated staff; and (viii) maintaining a low expense structure.

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

      The Company focuses its efforts on treaty reinsurance. The Company believes in the value of long-term mutually profitable treaty relationships. The Company intends to continue to establish and cultivate such long-term relationships with its reinsureds and believes it will be assisted therein by the extensive experience of its management and MMCI. In addition, the Company intends to write conservatively in terms of the Company's surplus capacity. The Company does not currently intend for its premium-to-surplus ratio to exceed 1.0x, which represents an increase from the Company's prior intention that its premium-to-surplus ratio not exceed 0.7x. This increase is due to the fact that the Company's mix of business includes a higher proportion of quota share reinsurance and the average duration of the Company's loss reserves is shorter than originally anticipated, which generally presents less risk and less variability of results for the Company. However, depending on business opportunities and the mix of business that may comprise the Company's portfolio, the Company may consider underwriting at a higher premium-to-surplus ratio than 1.0x. Underwriting conservatively in terms of surplus capacity will help enable the Company to maintain underwriting capacity and flexibility. The Company believes that these objectives should, if realized, place the Company in a position (without being overly dependent on the underwriting cycle) to take advantage of underwriting opportunities that are generally only available to well-capitalized reinsurers willing to underwrite large lines.

      The Company participates at Lloyd's through the provision of whole account quota share reinsurance to selected Lloyd's syndicates. The Company may participate at Lloyd's in other ways, including through investments in Lloyd's corporate members and/or managing agents. (See Note 3 under the caption "Investment Information" of the accompanying Notes to the Consolidated Financial Statements of the Company).

      The Company determines the aggregate amount of reinsurance it writes based upon market and other factors, including its assessment of underwriting opportunities and its premium-to-surplus ratio at the time of determination. The Company believes that insurance companies with certain identifiable characteristics have historically performed better than the industry throughout the underwriting cycle and believes that the experience of the Company's management and MMCI assist in focusing on such companies for reinsurance and investment opportunities. The Company believes that these characteristics include underwriting performance, underwriting focus and discipline (irrespective of the underwriting cycle), the ability to take advantage of opportunities and changing circumstances in the insurance industry, low expense ratio, specialization, the ability to take a lead role in structuring substantial insurance and reinsurance contracts, substantial capacity and effective use of reinsurance.

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

      Operations

      The Company's mix of business on the basis of net premiums written for 1998, 1997 and 1996 is set forth in the following table:

                              Net Premiums Written
                              (Dollars in millions)

                                                          Years Ended December 31,
                               ------------------------------------------------------------------------------
                                        1998                        1997                       1996
                               -----------------------    ------------------------   ------------------------
                                Amount            %        Amount          %          Amount          %
Core Business
  Property                         $33.7         14.4%        $17.8         12.3%        $19.4           27%
  Casualty                          80.3         34.2          69.7         48.1          17.6           24
  Multi-Line                        62.8         26.8          45.9         31.7          21.8           30
  Other                             16.5          7.0          10.0          6.9          13.7           19
                              ----------   ----------    ----------   ----------    ----------   ----------
    Sub-Total Core Business       $193.3         82.4%       $143.4         99.0%        $72.5        100.0%
                              ----------   ----------    ----------   ----------    ----------   ----------
Specialty Business
  Aviation & Space                 $26.0         11.1%
  Marine                            14.4          6.1          $1.4          1.0%
  Surety                             1.0          0.4
                              ----------   ----------    ----------   ----------    ----------   ----------
    Sub-Total Specialty
         Business                  $41.4         17.6%         $1.4          1.0%
                              ----------   ----------    ----------   ----------
Total                             $234.7        100.0%       $144.8        100.0%        $72.5        100.0%
                              ==========   ==========    ==========   ==========    ==========   ==========

      The Company's assumed and ceded premiums for the years ended December 31, 1998, 1997 and 1996 were as follows:

                                                        (In millions)
                                                    Years Ended December 31,
                                              ----------------------------------
                                               1998          1997          1996
                                              ------        ------         -----
Assumed premiums written                      $260.5        $147.8         $73.7
Ceded premiums written                          25.8           3.0           1.2
                                              ------        ------         -----
Net premiums written                          $234.7        $144.8         $72.5
                                              ======        ======        ======

      In 1998, the Company's net premiums written increased by 62% from $144.8 million in 1997 to $234.7 million in 1998. The Company's premium growth resulted from continued efforts in the Company's two key strategies, the integration of investment with reinsurance and the diversification into specialty classes of reinsurance.

      The Company extended its reinsurance business into marine and aviation and space underwriting in 1997, surety and fidelity underwriting in 1998, and accident and health underwriting in 1999.

      For 1998, 1997 and 1996, approximately 32%, 28% and 30%, respectively, of net premiums written were from non-United States clients, which are Lloyd's syndicates or are located in the United Kingdom or Continental Europe. Approximately 32%, 29% and 5% of net premiums written in 1998, 1997 and 1996, respectively, were generated from companies in which the Company has invested or committed to invest funds.

      Reinsurance is provided by the Company both on a quota share and excess of loss basis. In 1998, quota share reinsurance and excess of loss reinsurance amounted to 81% and 19%, respectively, of the Company's net premiums written, compared to (i) 71% and 29%, respectively, during 1997 and (ii) 58% and 42%, respectively, during 1996. In the future, the mix of quota share and excess of loss reinsurance will depend on market conditions and other relevant factors and cannot be predicted with accuracy. Depending on future conditions, the Company may also write other types of reinsurance.

      Consistent with the Company's strategy of writing a small number of large treaties for its core business, three clients contributed approximately $74 million, or 32%, of the Company's 1998 total net premiums written, with the largest client contributing approximately 18% and the remaining two contributing 8% and 6%, respectively. The business written from the client that contributed 18% is part of an integrated transaction, and such business is subject to renewal at the Company's option for five years. In 1997, five clients contributed approximately $68 million, or 45%, of the Company's total net premiums written, with the largest client contributing approximately 18% and the remaining four contributing from 5% to 8%.

      While not anticipated, the reduction or loss of business assumed from one or more large clients could have a material adverse effect on the Company's financial condition or results of operations to the extent not offset by new business.

      Approximately $32.9 million, or 46%, of net premiums written for 1996 resulted from unearned premium portfolios and other non-recurring transactions. This amount included $11.9 million of specialty premiums written from contracts pursuant to which the Company reinsures a portion of one underlying policy for multiple years. Such premiums will be earned over the multiple periods as the exposures expire. In 1998 and 1997, there were no significant unearned premium portfolios or other non-recurring transactions included in net premiums written.

      For a discussion of the Company's in-force business at January 1, 1999, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--General--In-Force Business."

Investments

      Strategy

      The Company's investment goals are to support the Company's reinsurance activities and enhance the Company's long-term profitability. The principal components of the Company's strategy to achieve these goals include: (i) supporting short-term liquidity requirements through cash and fixed income investments and, if necessary, through the sale of marketable equity securities from the Company's investment portfolio; (ii) investing a significant portion of the Company's assets in publicly traded and privately held equity securities principally issued by insurance and reinsurance companies and companies providing services to the insurance industry; (iii) identifying trends and investment opportunities in the insurance industry that could lead to superior returns; (iv) utilizing MMCI, an experienced insurance industry advisor, as equity investment advisor; (v) investing in insurers to which the Company provides reinsurance, where appropriate; and (vi) when available, co-investing with Trident, a dedicated insurance industry private equity fund, and an entity to which MMCI also provides equity investment advisory services.

      The Company intends to invest a substantial portion of its investment portfolio in equity securities, principally issued by insurance and reinsurance companies and companies providing services to the insurance industry pursuant to advice from MMCI. The Company does not believe that the provision of reinsurance to insureds in which the Company invests should subject the Company to any significant additional investment risk; however, the operating performance of an insured in which the Company also invests could affect the Company more than an entity in which the Company only invests or to which the Company only provides reinsurance. The Company believes that, over the long term, a portfolio of equity securities offers a greater potential return and growth in book value than one comprised of fixed maturity securities, and that such a portfolio should most effectively maximize long term stockholders' equity. The Company also believes that an equity portfolio is appropriate for the Company because of the long-tail nature of certain of the reinsurance business that the Company may write and the Company's conservative premium-to-surplus ratio.

      The Company entered into an equity investment advisory agreement (the "Equity Advisory Agreement") with MMCI with respect to the management of the Company's equity investment portfolio and a fixed income investment advisory agreement (the "Fixed Income Advisory Agreement") with The Putnam Advisory Company, Inc. ("Putnam"), a subsidiary of Marsh & McLennan, with respect to the management of the Company's fixed income securities and short-term cash portfolios. Subject to investment guidelines determined from time to time by the Investment/Finance Committee of the Board of Directors of the Company (the "Investment Committee"), MMCI and Putnam have the authority, among other things, to buy, sell, retain or exchange the type of investments for which they have been retained to manage. The Equity Advisory Agreement provides that, subject to general guidelines established from time to time by the Investment Committee, the Company may not invest in, purchase or dispose of equity securities unless such investment, purchase or disposition (including the terms thereof) has been approved by MMCI. Equity securities include common stocks, preferred stocks and securities (including debt securities) convertible into or exercisable or exchangeable for common stocks or preferred stocks, and any similar securities or instruments, and any debt securities that were originally issued together with any such securities or instruments. The Company may, however, make strategic investments without the approval of MMCI. Strategic investments are generally acquisitions (not being made for resale) of securities of companies engaged in the reinsurance business or other businesses, provided that the Company obtains control of such companies.

      Under the Equity Advisory Agreement, MMCI receives compensation on both public securities owned by the Company (the "Public Portfolio") and private equity securities owned by the Company (the "Private Portfolio"). With respect to equity securities in the Public Portfolio, the Company pays an annual fee equal to 0.35% of the daily average of the market prices of such securities. With respect to the Private Portfolio, the Company pays an annual fee equal to the sum of (i) 1.5% per annum on the first $250,000,000 in carrying value of securities in the Private Portfolio and (ii) 1.0% per annum on the carrying value of such securities in the Private Portfolio that exceeds $250,000,000. MMCI is also entitled to annual compensation equal to the excess, if any, of (x) 7.5% of cumulative net realized gains (as defined in the Equity Advisory Agreement) on equity securities in the Private Portfolio over (y) cumulative incentive compensation previously paid in prior years on cumulative net realized gains. The Equity Advisory Agreement provided for a minimum aggregate cash fee to MMCI of $500,000 per annum through December 31, 1997. Fees incurred under the Equity Advisory Agreement during fiscal years 1998, 1997 and 1996 were approximately $2,700,000, $1,300,000 and $686,000, respectively.

      Under the Fixed Income Advisory Agreement, the Company pays annual fees, based on the market value of assets included in the Company's fixed income portfolio, at the following rates: 0.35% per annum on the first $50,000,000, 0.30% per annum on the next $50,000,000, 0.20% per annum on the next $100,000,000 and 0.15% per annum on the market value of assets that exceed $200,000,000. For the short-term cash portfolio, the Company pays a fee equal to 0.15% per annum of the total monthly average market value of such portfolio. Fees incurred under the Fixed Income Advisory Agreement during 1998, 1997 and 1996 were approximately $461,000, $493,000 and $547,000, respectively.

      MMCI serves as investment manager to Trident and, accordingly, certain restrictions exist with respect to MMCI's ability to make investment recommendations to the Company with respect to investments which would be suitable for both Trident and the Company. Under the Trident partnership agreement, until the earlier of May 6, 2000 or the date on which at least 75% of the aggregate capital of Trident has been drawn, neither MMCI nor any of its affiliates may organize, or invest in, any new or existing risk assumption entity unless Trident is first offered a reasonable opportunity to invest in such entity. Such restrictions may also apply to the Company. Such limitation, however, does not apply to investments in any such new entity where the total invested capital of such entity does not exceed $10,000,000.

      Pursuant to the Trident partnership agreement, where Trident has elected to make part, but not all, of the full investment otherwise available to it, the Company may not be offered the opportunity to participate in such investment unless Trident first offers at least all Trident partners with capital commitments of at least $50,000,000 the right to participate in such additional investment on a pro rata basis. Pursuant to the terms of the Equity Advisory Agreement, MMCI has agreed that it will not invest in such opportunities, and will not offer any such opportunities to its affiliates, without first offering the Company an opportunity to make such investment.

      Fixed income investments will be used to provide shorter-term liquidity and current returns. The fixed income securities portfolio generally will be invested in high quality, liquid securities, including securities issued by United States government agencies and United States government guaranteed securities.

      In addition, the Company allocated in early 1998 approximately $35,000,000 for investing in a diversified portfolio of high yielding fixed maturity investments managed by Miller Anderson & Sherrerd, LLP ("MAS"), a subsidiary of Morgan Stanley & Co. Such amount was taken from funds that were previously allocated for investing in short-term securities. MAS manages the portfolio subject to investment guidelines established by the Investment Committee.

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

      Operations

      At December 31, 1998, cash and invested assets totaled approximately $587.2 million, consisting of $120.9 million of cash and short-term investments, $174.5 million of publicly traded fixed maturity investments, $154.7 million of publicly traded equity securities and $137.1 million of privately held securities.

      Note 3 under the caption "Investment Information" of the accompanying Notes to the Consolidated Financial Statements of the Company provides a table summarizing the components of net investment income for the years ended December 31, 1998, 1997 and 1996.

      The Company's investments on a consolidated basis at December 31, 1998, 1997 and 1996 consisted of the following:

                                                               (Dollars in thousands)
                                                                    December 31,
                               ---------------------------------------------------------------------------------------
                                          1998                          1997                            1996
                               ------------------------       ------------------------       -------------------------
                               Estimated                      Estimated                      Estimated
                               Fair Value       Percent       Fair Value      Percent        Fair Value       Percent
                               ----------       -------       ----------      -------        ----------       --------
Cash and short-term             $120,846             20%       $ 98,181             19%       $106,352             27%
                                --------       --------        --------       --------        --------       ---------
Fixed maturities:
  U.S. government and
     government agencies          39,283              6          44,135              9          35,796              9
  Municipal bonds                 45,273              8          37,637              7          60,041             15
  Corporate bonds                 56,256             10          19,323              4          17,316              5
  Mortgage and asset-
     backed securities            33,532              6          30,487              6          26,709              7
  Foreign governments                196             --             577             --             519             --
                                --------       --------        --------       --------        --------       ---------
     Sub-total, fixed
     maturities                  174,540             30         132,159             26         140,381             36
Equity securities:
  Publicly traded                154,678             27         180,052             36         117,360             30
  Privately held                 137,091             23          95,336             19          28,847              7
                                --------       --------        --------       --------        --------       ---------
     Sub-total, equity
     securities                  291,769             50         275,388             55         146,207             37
                                --------       --------        --------       --------        --------       ---------
         Total                  $587,155            100%       $505,728            100%       $392,940            100%
                                ========       =========       ========       =========       ========       =========

      Guidelines established by the Company restrict the portion of the fixed maturities portfolio that can be held in lower quality securities. At December 31, 1998, 89% of the fixed maturity and short-term investments were rated investment grade by Moody's Investors Service, Inc. ("Moody's") or Standard & Poor's Corporation ("Standard & Poor's") and had an average quality rating of AA and an average duration of approximately 2.8 years.

      Contractual maturities of the Company's consolidated fixed maturity securities are shown below. Expected maturities, which are management's best estimates, will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                       (In thousands)
                                                      December 31, 1998
                                                 --------------------------
                                                 Estimated        Amortized
                                                 Fair Value          Cost
                                                 ----------       ---------
Available for sale:
   Due in one year or less                          $4,117          $4,106
   Due after one year through five years            55,113          54,293
   Due after five years through 10 years            47,709          48,468
   Due after 10 years                               34,069          33,331
                                                  --------        --------
      Sub-total                                    141,008         140,198
   Mortgage and asset-backed securities             33,532          33,181
                                                  --------        --------
        Total                                     $174,540        $173,379
                                                  ========        ========

      At December 31, 1998, the Company's investment portfolio included approximately $154.7 million of publicly traded equity securities and 17 investments in privately held securities totaling approximately $137.1 million, with additional investment portfolio commitments in an aggregate amount of approximately $10.4 million. At such date, all of the Company's equity investments were in securities issued by insurance and reinsurance companies or companies providing services to the insurance industry.

      See Note 3 under the caption "Investment Information" of the accompanying Notes to the Consolidated Financial Statements of the Company for certain information regarding the Company's publicly traded and privately held securities and their carrying values, and commitments made by the Company relating to its privately held securities. Over the long-term, the Company intends to continue to allocate a substantial portion of its cash and short-term investments into publicly traded and privately held equity securities, subject to market conditions and opportunities in the marketplace.

      The Company has not invested in derivative financial instruments such as futures, forward contracts, swaps, or options or other financial instruments with similar characteristics such as interest rate caps or floors and fixed-rate loan commitments. The Company's portfolio includes market sensitive instruments, such as mortgage-backed securities, which are subject to prepayment risk and changes in market value in connection with changes in interest rates. The Company's investments in mortgage-backed securities, which amounted to approximately $33.5 million, or 6% of cash and invested assets at December 31, 1998, and $30.5 million, or 6% of cash and invested assets at December 31, 1997, are classified as available for sale and are not held for trading purposes.

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

      In 1998, (i) affiliates of Marsh & McLennan, including Balis & Co., Inc. ("Balis"), Guy Carpenter & Company, Inc., Carpenter Bowring Ltd. and Cecar & Jutheau, S.A. (collectively, "Marsh Affiliates"), (ii) the Aon Group ("Aon") and
(iii) E.W. Blanch Company ("E.W. Blanch") accounted for approximately 43.2%, 16.5% and 10.9%, respectively, of the Company's assumed net premiums written. In 1997, (i) Marsh Affiliates, (ii) Aon and (iii) E.W. Blanch accounted for approximately 47.3%, 19.1% and 9.3%, respectively, of the Company's assumed net premiums written. In 1996, (i) Marsh Affiliates, (ii) U.S. Reinsurance Corporation, and (iii) Aon accounted for approximately 41%, 25%, and 21.9%, respectively, of the Company's assumed net premiums written. Loss of all or a substantial portion of the business provided by any of these intermediaries could have a short-term material adverse effect on the business and operations of the Company. The Company does not believe that the loss of such business would have a long-term material adverse effect due to the Company's competitive position within the broker reinsurance market and the availability of business from other intermediaries. The terms relating to the Company's intermediary arrangements with Marsh Affiliates have been negotiated on an arm's-length basis.

      In addition to investment opportunities arising from the activities of MMCI as the Company's equity investment advisor, the Company is provided with investment opportunities by reinsurance brokers and traditional financing sources, including investment banking firms, venture capital firms and other banking and financing sources, both acting as principal investors and intermediaries. Underwriting opportunities may arise from such sources in connection with the Company's investment activities as part of integrated transactions.

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

      Other than the Company's participation in "common account" retrocessional arrangements for certain reinsurance treaties and as provided below for certain classes of its specialty business, the Company does not maintain retrocessional arrangements on a per risk or per treaty basis, or for the purpose of limiting its exposure with respect to catastrophe losses or unusual accumulations of losses resulting from a single occurrence involving two or more reinsured policies. The Company may purchase retrocessional protection for catastrophic losses before the commencement of the hurricane season. Common account reinsurance arrangements are arrangements whereby the ceding company enters into the reinsurance market and purchases a cover for the benefit of the ceding company and the reinsurers on the reinsurance treaty. Common account retrocessional arrangements reduce the effect of individual or aggregate losses to all participating companies with respect to a reinsurance treaty, including the cedent.

      In connection with the Company's expansion into marine and aviation reinsurance underwriting in 1997, the Company entered into excess of loss retrocessional arrangements beginning in late 1997 covering aggregate exposures on the Company's marine and aviation business. Under the Company's current underwriting guidelines for 1999, retrocessional protection for marine business is provided in an amount of $37 million in excess of a $3 million initial retention, and additional co-participations, with the Company retaining a total of approximately $8 million. For 1999, the Company is finalizing retrocessional protection for aviation business in an amount of $65 million in excess of a $1 million initial retention, and additional co-participations, with the Company retaining a total of approximately $5.4 million. There can be no assurances that such retrocessional protections will be sufficient to prevent the occurrence of underwriting losses to the Company for such business.

      The Company will continue to evaluate its retrocessional requirements periodically in relation to many factors, including its surplus, gross line capacity and changing market conditions. Retrocessional arrangements do not relieve the Company from its obligations to the insurers and reinsurers from which it assumes business. The failure of retrocessionaires to honor their obligations could result in losses to the Company. All retrocessionaires must conform to the Company's standards and must be specifically approved by the Company's Security Committee, which consists of four members of senior management, including the President. The evaluation process involves financial analysis of current audited financial data and comparative analysis of such data in accordance with guidelines established by the Company. Business may not be conducted with retrocessionaires that are not approved by the Security Committee.

      For additional discussion regarding the Company's risk management policies, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations--Risk Retention,""--Operating Costs and Expenses" and "--Subsequent Underwriting Losses."

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

      The reconciliation of claims and claims expense reserves for the years ended December 31, 1998, 1997 and December 31, 1996 is as follows:

                                                                                                     (In thousands)
                                                                                                       Years Ended
                                                                                                       December 31,
                                                                                      ----------------------------------------------
                                                                                        1998               1997              1996
                                                                                      ---------          ---------         ---------
At beginning of year:
     Gross claims and claims expense reserves                                           $70,768            $20,770                --
     Reinsurance recoverables                                                                --                522                --
                                                                                       --------            -------           -------
         Net claims and claims expense reserves                                          70,768             20,248                --
Net claims and claims expenses incurred relating to:
     Current year                                                                       178,957             73,385           $24,079
     Prior year                                                                          (2,832)                22                --
                                                                                       --------            -------           -------
         Total                                                                          176,125             73,407            24,079
Net paid claims and claims expenses incurred relating to:
     Current year                                                                        41,910             13,649             3,831
     Prior year                                                                          18,794              9,238                --
                                                                                       --------            -------           -------
         Total                                                                           60,704             22,887             3,831
At end of year:
     Net claims and claims expense reserves current year                                186,189             70,768            20,248
     Reinsurance recoverables                                                            30,468                 --               522
                                                                                       --------            -------           -------
         Gross claims and claims expense reserves                                      $216,657            $70,768           $20,770
                                                                                       ========            =======           =======

      The Company believes that its exposure, if any, to environmental impairment liability and asbestos-related claims is minimal since no business has been written prior to 1996. The Company does not currently discount its reserves to reflect the present value of claims that may eventually be paid.

      For a discussion of subsequent underwriting losses due to claims and claims expenses related to reinsurance provided by the Company on satellite risks and business produced by a certain managing underwriting agency, please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations--Subsequent Underwriting Losses" and Note 14 of the accompanying Notes to the Consolidated Financial Statements of the Company.

      Subject to the foregoing, the Company believes that the reserves for claims and claims expenses are adequate to cover the ultimate cost of claims and claims expenses incurred through December 31, 1998. The estimates will be continuously reviewed and as adjustments to these reserves become necessary, such adjustments will be reflected in current operations.

      The following table represents the development of generally accepted accounting principles ("GAAP") balance sheet reserves for 1996 through 1998. The top line of the table shows the reserves, net of reinsurance recoverables, at the balance sheet date for each of the indicated years. This represents the estimated amounts of net claims and claims expenses arising in all prior years that are unpaid at the balance sheet date, including IBNR. The table also shows the reestimated amount of the previously recorded reserve based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years. The "Cumulative Redundancy" represents the aggregate change in the estimates over all prior years. The table also shows the cumulative amounts paid as of successive years with respect to that reserve liability. The lower portion of the table represents the claim development of the gross balance sheet reserves for years 1996 and 1998.

      With respect to the information in the table below, it should be noted that each amount includes the effects of all changes in amounts for prior periods. This table does not present accident or policy year development data. Conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future reserve development based on the following table. For additional discussion regarding the Company's reserving and retrocessional activities, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations--Risk Retention," "Business--Retrocessional Arrangements" and Notes 6 and 7 of the accompanying Notes to the Consolidated Financial Statements of the Company.

                          Development of GAAP Reserves
                              Cumulative Redundancy
                                  (in millions)

                                                                  Years Ended December 31,
                                                        -----------------------------------------
                                                              1996            1997        1998
                                                        ------------    ------------- -----------
Reserves for unpaid claims and claims adjustment
         expenses, net of reinsurance recoverables            $20            $71          $186

Paid (cumulative) as of:
         One year later                                        13             31
         Two years later                                       14

Reserve reestimated as of:
         One year later                                        20             69
         Two years later                                       19

Cumulative redundancy                                          $1             $2
                                                        =========       ========
Percentage                                                    5.0%           2.8%

Gross reserve for claims and claims expenses                  $20            $71          $216
Reinsurance recoverable                                         0              0           (30)
                                                        ---------       --------      --------
Net reserve for claims and claims expenses                    $20            $71          $186
                                                        ---------       --------      --------

Gross reestimated reserve                                     $19            $69
Reestimated reinsurance recoverable                             0              0
                                                        ---------       --------
Net reestimated reserve                                       $19            $69

Gross reestimated redundancy                                   $1             $2
                                                        ---------       --------

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

      Significant competitors of the Company in the direct market include American Re-Insurance Company, Employers Reinsurance Corporation, General Reinsurance Corporation and Swiss Reinsurance Company. Significant competitors of the Company in the intermediary/broker market include Constitution Reinsurance Corporation, Everest Reinsurance Company, GE Capital Reinsurance Company, NAC Reinsurance Company, PMA Reinsurance Corporation, The St. Paul Companies, Inc., TIG Reinsurance Corporation, Transatlantic Reinsurance Company, Trenwick America Reinsurance Corporation, Underwriters Reinsurance Company and Zurich Re North America. In addition, the Company competes with Lloyd's syndicates and certain companies operating in the London reinsurance market. The Company may also face competition from other market participants that determine to devote greater amounts of capital to the types of business written by the Company.

      The Company believes that the reinsurance industry is consolidating, and the largest reinsurers are writing a larger proportion of total industry premiums as ceding companies place increasing importance on size and financial strength in the selection of reinsurers.

      The Company may also compete with new market entrants, including possibly other companies organized by (or that may, in the future, be organized by) certain of the Company's initial investors, including MMRCH, XL and Trident, their affiliates or entities that they advise or in which such initial investors, their affiliates or entities that they advise, have (or may, in the future, have) significant investments. In addition, affiliates of MMCI engage in activities in support of their ongoing business strategies, which activities may compete with those of the Company.

      Insurance ratings are used by insurers and reinsurance intermediaries as an important means of assessing the financial strength and quality of reinsurers. In addition, a ceding company's own rating may be adversely affected by the lack of a rating of its reinsurer. A.M. Best is generally considered to be a significant rating agency with respect to the evaluation of insurance and reinsurance companies. In May 1998, the Company was assigned an initial rating of "A (Excellent)" by A.M. Best. This rating is assigned by A.M. Best to companies which A.M. Best considers to have, on balance, excellent financial strength, operating performance and market profile when compared to established standards and a strong ability to meet their ongoing obligations to policyholders. A.M. Best's ratings reflect their independent opinion of the financial strength, operating performance and market profile of an insurer relative to standards established by A.M. Best, and are not a warranty of an insurer's current or future ability to meet its obligations to policyholders.

      In March 1997, Demotech, Inc., an Ohio-based ratings firm ("Demotech"), issued to Risk Capital Reinsurance a Financial Stability Rating of A double prime Unsurpassed, Demotech's highest financial stability rating.

      The Company cannot predict whether the ratings assigned to Risk Capital Reinsurance by A.M. Best and Demotech will increase Risk Capital Reinsurance's ability to compete in the reinsurance markets in which it operates.

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

      Some states are considering legislative proposals which would authorize the establishment of an interstate compact concerning various aspects of insurer insolvency proceedings, including interstate governance of receiverships and guaranty funds. As of March 1999, such legislation had been adopted by three states, including Illinois, Michigan and Nebraska.

      Insurance departments also conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports relating to the financial condition of companies and other matters. The Nebraska Insurance Department recently completed an examination of Risk Capital Reinsurance's records, accounts and business affairs for the period October 1995 through December 31, 1997. The Nebraska Department issued its final report for such examination on March 15, 1999, which report included no material findings. Prior to such examination, Risk Capital Reinsurance had not been examined by the Nebraska Insurance Department other than in connection with the receipt of its insurance license in November 1995.

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

      As of March 24, 1999, Risk Capital Reinsurance is licensed or is an accredited or otherwise approved reinsurer in 43 states as follows: Alaska, Arkansas, Connecticut, Delaware, District of Columbia, Florida, Georgia, Hawaii, Idaho, Illinois, Indiana, Iowa, Kentucky, Louisiana, Maryland, Michigan, Minnesota, Mississippi, Missouri, Montana, Nebraska (state of domicile), Nevada, New Hampshire, New Jersey, New Mexico, New York, North Carolina, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Utah, Vermont, Virginia, West Virginia, Wisconsin and Wyoming. Risk Capital Reinsurance also holds a Certificate of Authority from the United States Treasury Department for surety business. In addition, Risk Capital Reinsurance is an authorized reinsurer in the Argentine Republic. Risk Capital Reinsurance intends to apply for licenses or reinsurance authorizations in the remainder of the states as applicable requirements are met. If necessary, and until such time that all remaining reinsurance authorizations are granted, Risk Capital Reinsurance intends to appropriately collateralize its reinsurance obligations. The Company cannot predict if and when such authorizations will be granted.

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

      Subject to the "basket" clause described below, the maximum amount of an insurer's authorized investments in preferred stock and common stock of insurance companies for calculation of admitted assets in Nebraska is the lesser of (i) the amount by which admitted assets exceed required capital and liabilities or (ii) 50% of policyholders surplus. At December 31, 1998, such amounts for Risk Capital Reinsurance were $353.7 million and $179.4 million, respectively. Stock of insurance companies is valued for these purposes at cost. Unrealized appreciation of such securities does not count for the purpose of determining the percentage of certain admitted assets attributable to insurance stock investments.

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

      An insurer's investments in equity interests of business entities (e.g., corporations, partnerships, limited liability companies and partnerships, trusts, joint ventures, etc.; including insurance companies) that are created or existing under the laws of the United States or Canada are also authorized under the Nebraska insurance laws, provided that, in the case of an investment in a business entity other than an insurance company, (i) the insurer may not generally invest in more than 10% of the total equity interests of such entity and (ii) the investment will be subject to the concentration restrictions described above. In the case of an investment in a business entity that is a corporation, such entity must also meet certain requirements regarding retained earnings and dividend payment history.

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

      Notwithstanding the foregoing or any other limitations under the Nebraska insurance laws, there is a "basket" clause under which investments "not otherwise authorized" are permitted up to a maximum of the greater of (i) the lesser of (a) 25% of the amount by which admitted assets exceed total liabilities, excluding capital, or (b) 5% of admitted assets (investments authorized under this subsection of the "basket" clause may not include obligations with SVO designations of 3, 4, 5 or 6), or (ii) that portion of policyholders surplus which is in excess of 50% of the insurer's annual net written premiums. Derivative instruments otherwise authorized under the Nebraska insurance laws may not be authorized under the "basket" clause. As of December 31, 1998, the "basket" clause would have allowed Risk Capital Reinsurance to make investments not otherwise authorized under the Nebraska insurance laws up to a maximum amount of $241.3 million.

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

      Regulation of Dividends and Other Payments from Insurance Subsidiaries

      As an insurance holding company, RCHI will be largely dependent on dividends and other permitted payments from Risk Capital Reinsurance to meet its obligations. The ability of Risk Capital Reinsurance to pay dividends or make other distributions is subject to insurance regulatory limitations of Nebraska, the state in which Risk Capital Reinsurance is domiciled. The Nebraska insurance laws provide that dividends or other distributions, together with other dividends or distributions paid during the preceding 12 months, may not exceed the greater of (i) 10% of statutory surplus as of the preceding December 31 or
(ii) statutory net income from operations for the preceding calendar year not including realized capital gains. Net income (exclusive of realized capital gains) not previously distributed or paid as dividends from the preceding two calendar years may be carried forward for dividend and distribution purposes. Any proposed dividend or distribution in excess of such amount is called an "extraordinary" dividend or distribution and may not be paid until either it has been approved, or a 30-day waiting period has passed during which it has not been disapproved, by the Nebraska Director. Notwithstanding the foregoing, the Nebraska insurance laws provide that any distribution that is a dividend may be paid by Risk Capital Reinsurance only out of earned surplus arising from its business, which is defined as unassigned funds (surplus) as reported in the statutory financial statement filed by Risk Capital Reinsurance with the Nebraska Insurance Department for the most recent year. In addition, the Nebraska insurance laws also provide that any distribution that is a dividend and that is in excess of Risk Capital Reinsurance's unassigned funds (exclusive of any surplus arising from unrealized capital gains or revaluation of assets) will be deemed an "extraordinary" dividend subject to the foregoing requirements. See Note 10 of the accompanying Notes to the Consolidated Financial Statements of the Company.

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

      Insurance Regulatory Information System Ratios

      The NAIC's Insurance Regulatory Information System ("IRIS") was developed by a committee of state insurance regulators and is intended primarily to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies 11 industry ratios and specifies "usual values" for each ratio. Departure from the usual values of the ratios can lead to inquiries from individual state insurance commissioners as to certain aspects of an insurer's business. For the year ended December 31, 1998, Risk Capital Reinsurance's results were within the usual values for eight of the 11 ratios. The "change in writings" ratio was outside the usual value as a result of RCRe's continued efforts in two key strategies, the integration of investment with reinsurance and the diversification into specialty classes of reinsurance. The "investment yield" ratio was outside the usual value primarily due to Risk Capital Reinsurance's investment strategy of investing a significant portion of its investment portfolio in equity securities, which generally yield less current investment income than fixed maturity investments. The "two year operating ratio" was outside the usual value due to the combined impact of RCRe's "investment yield" ratio (described above) and the 1998 statutory combined ratio of 116.4%. The Company's 1998 statutory combined ratio was adversely affected during the second half of the year by underwriting results from the Company's satellite business, casualty reinsurance provided by the Company on business produced by a certain managing underwriting agency and a property loss on a finite risk treaty. While the Company believes that it is taking adequate steps to reduce its exposure to losses from this business, there can be no assurances that such business will not continue to generate additional underwriting losses in the future or that significant loss activity will not develop from other areas of the Company's underwriting or other activities. For a related discussion of subsequent underwriting losses due to claims and claims expenses related to reinsurance provided by the Company on satellite risks and business produced by the managing underwriting agency, please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations--Subsequent Underwriting Losses" and Note 14 of the accompanying Notes to the Consolidated Financial Statements of the Company.

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

Senior Management

      The Company's senior management team consists of:

Name                  Age       Position
----                  ---       --------

Mark D. Mosca         45        President, Chief Executive Officer and Director
Robert Clements       66        Chairman and Director
Peter A. Appel        37        Managing Director, General Counsel and Secretary
Paul J. Malvasio      52        Managing Director, Chief Financial Officer and
                                Treasurer
----------

      Mark D. Mosca was elected President and Director of RCHI in June 1995 and Chief Executive Officer of RCHI in March 1998, and President, Chief Executive Officer and Director of Risk Capital Reinsurance in August 1995, and has served as acting Chief Underwriting Officer of Risk Capital Reinsurance since March 1999. Prior to June 1995, he was Senior Vice President and Chief Underwriting Officer of Zurich Reinsurance Centre Holdings, Inc. since the completion of its initial public offering in May 1993. Prior thereto, Mr. Mosca served as a Vice President of NAC Re Corporation ("NAC Re"), where he was manager of the Treaty Division since February 1986. From 1975 to 1986, Mr. Mosca was employed by General Reinsurance Corporation where he was a Vice President. Mr. Mosca holds an A.B. degree from Harvard University.

      Robert Clements was elected Chairman and Director of RCHI at its formation in March 1995 and Chairman and Director of Risk Capital Reinsurance in September 1995. He is currently an advisor to MMCI with whom he served as Chairman and Chief Executive Officer from January 1994 to March 1996. Prior thereto, he served as President of Marsh & McLennan Companies, Inc. since 1992, having been Vice Chairman during 1991. He was Chairman of J&H Marsh & McLennan, Incorporated (formerly Marsh & McLennan, Incorporated), a subsidiary of Marsh & McLennan Companies, Inc., from 1988 until March 1992. He joined Marsh & McLennan, Ltd., a Canadian subsidiary of Marsh & McLennan Companies, Inc., in 1959. Mr. Clements is a director of XL and Hiscox plc. He is Chairman of the Board of Trustees of The College of Insurance and a member of Rand Corp. President's Council.

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

Employees

      At March 24, 1999, the Company employed a total of 40 full-time employees. The Company will continue to increase its staff over time commensurate with the expansion of operations. The Company's employees are not represented by a labor union and the Company believes that its employee relations are good.

                      GLOSSARY OF SELECTED INSURANCE TERMS

Admitted assets ........................Assets permitted by state law to be included as "assets" in an insurance
                                        company's annual statement.

Annual Statement .......................A report that an insurance company must file annually with the state insurance
                                        commissioner in its domiciliary state
                                        and each other state in which it does
                                        business. The statement shows the
                                        current status of reserves, expenses,
                                        assets, total liabilities and investment portfolio.

Assume .................................To take from an insurer or reinsurer (a ceding company) all or part of a risk
                                        underwritten by such person, along with
                                        the related premiums, losses and
                                        expenses.

Attachment point .......................The amount of loss (per occurrence or in the aggregate, as the case may be) above which excess of loss coverage becomes operative.

Broker market reinsurer ................A reinsurer that markets and sells reinsurance through brokers rather than
                                        through its own employees.

Case reserves ..........................Loss reserves established with respect to individual reported claims.

Casualty insurance .....................Insurance which is primarily concerned with the losses caused by injuries to
                                        third persons (in other words, persons
                                        other than the policyholder) and the
                                        legal liability imposed on the insured
                                        resulting therefrom.

Catastrophe reinsurance ................A form of excess of loss reinsurance that, subject to a specified limit,
                                        indemnifies the ceding company for the
                                        amount of loss in excess of a specified
                                        retention with respect to an
                                        accumulation of losses resulting from a
                                        catastrophic event. The actual
                                        reinsurance document is called a
                                        "catastrophe cover."

Cede; Cedent; Ceding company ...........When a party reinsures all or part of its risks with another, it "cedes"
                                        business and is referred to as the
                                        "cedent" or "ceding company."

Common account reinsurance .............Arrangements whereby the ceding company enters the reinsurance market and
                                        purchases a cover for the benefit of the ceding company and the reinsurers on the reinsurance treaty. A pro rata portion of the costs of this protection is deducted from the ceded premium.

Credit enhancement .....................Use of financial guaranty to upgrade the quality of a security through the use of an insurance policy or letter of credit or other means.

Direct underwriter; Direct writer ......An insurer or reinsurer that markets and sells insurance directly to its insureds or reinsureds without the assistance of brokers.

Excess of loss reinsurance .............A generic term describing reinsurance that indemnifies the reinsured against
                                        all or a specified portion of losses on
                                        underlying insurance policies in excess
                                        of a specified amount, which is called a "level" or "retention." Also known as non-proportional reinsurance. Excess of loss reinsurance is written in layers. A reinsurer or group of reinsurers accepts a band of coverage up to a specified amount. The total coverage purchased by the cedent is referred to as a "program" and will typically be placed with predetermined reinsurers in prenegotiated layers. Any liability exceeding the outer limit of the program reverts to the ceding company, which also bears the credit risk of a reinsurer's insolvency.

Facultative reinsurance ................The reinsurance of all or a portion of the insurance provided by a single
                                        policy. Each policy reinsured is
                                        separately negotiated.

Finite risk reinsurance ................Similar to traditional reinsurance with the exception that there is a finite
                                        risk to the reinsurer with respect to
                                        minimum and maximum exposure in relation to the premium to be received.

Gross premiums written .................Total premiums for insurance and reinsurance assumed during a given
                                        period.

Incurred but not reported ("IBNR") .....Reserves for estimated losses that have been incurred by insureds and reinsureds but not yet reported to the insurer or reinsurer, including unknown future developments on losses which are known to the insurer or reinsurer.

In-force premiums ......................The total of estimated annualized premiums of all policies in force as of
                                        a certain date which would be
                                        anticipated to generate net premiums
                                        written during the annual period being
                                        considered.

Intermediary/broker ....................One who negotiates contracts of insurance between an insured and a
                                        primary insurer on behalf of the insured and/or contracts of reinsurance between a primary insurer or other reinsured and a reinsurer on behalf of the primary insurer or reinsured, in each case receiving a commission for placement and other services rendered.

Lloyd's syndicate ......................Underwriting members of Lloyd's (which can be individual "names" and/or
                                        dedicated corporate members) that group
                                        together annually to form a syndicate to underwrite insurance coverage. Each syndicate is managed by a
                                        Lloyd's-approved managing agent, which
                                        appoints one or more active or named
                                        underwriters who have the authority to
                                        bind the syndicate to contracts of
                                        insurance, pay claims and effect
                                        recoveries.

Net premiums written ...................Gross premiums written for a given period less premiums ceded to
                                        retrocessionaires during such period.

Primary insurer ........................An insurance company that contracts with the insured to provide insurance
                                        coverage. Such insurer may then cede a
                                        portion of its business to reinsurers.

Probable maximum loss ..................Under Risk Capital Reinsurance's current guidelines, probable maximum loss is the anticipated maximum exposure to an event of a magnitude such that it would be expected to occur once in 100 years.

Quota share or proportional
   reinsurance .........................A generic term describing all forms of reinsurance in which the reinsurer
                                        shares a proportional part of the
                                        original premiums and losses of the
                                        reinsured. (Also known as pro rata
                                        reinsurance or participating
                                        reinsurance.) In proportional
                                        reinsurance, the reinsurer generally
                                        pays the ceding company a ceding
                                        commission. The ceding commission
                                        generally is based on the ceding
                                        company's cost of acquiring the business being reinsured (including commissions, premium taxes, assessments and miscellaneous administrative expenses) and also may include a profit factor. Generally, the reinsurer gets the benefit of common account reinsurance.

RAA ....................................Reinsurance Association of America, a
                                        trade association of medium and large
                                        property and casualty reinsurers doing
                                        business in the United States. The RAA
                                        provides statistical data concerning the markets, which voluntarily provide such information to the RAA.

Reinsurance ............................An arrangement in which an insurance company, the reinsurer, agrees to
                                        indemnify another insurance or
                                        reinsurance company, the ceding company, against all or a portion of the insurance or reinsurance risks underwritten by the ceding company under one or more policies.

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

Reserves ...............................Liabilities established by insurers and reinsurers to reflect the estimated
                                        costs of claims payments and the related expenses that the insurer or reinsurer will ultimately be required to pay in respect of insurance or reinsurance it has written. Reserves are established for losses and for unpaid claims and claims expenses and for unearned premiums. Loss reserves consist of case reserves and IBNR reserves. For reinsurers, unpaid claims and claims expense reserves are generally not significant because substantially all of the unpaid claims and claims expenses associated with particular claims are incurred by the primary insurer and reported to reinsurers as losses. Unearned premium reserves constitute the portion of premiums paid in advance for insurance or reinsurance that has not yet been provided.

Retention ..............................The amount or portion of risk that an insurer retains for its own account.
                                        Losses in excess of the retention level
                                        are paid by the reinsurer. In
                                        proportional treaties, the retention may be a percentage of the original policy's limit. In excess of loss business, the retention is a dollar amount of loss, a loss ratio or a percentage.

Retrocession ...........................A transaction whereby a reinsurer cedes to another reinsurer (the
                                        "retrocessionaire") all or part of the
                                        reinsurance that the first reinsurer has assumed. Retrocessions do not legally discharge the ceding reinsurer from its liability with respect to its obligations to the reinsured.
                                        Reinsurance companies cede risks to
                                        retrocessionaires for reasons similar to those that cause primary insurers to purchase reinsurance: to reduce net liability on individual risks, to protect against catastrophic losses, to stabilize financial ratios and to obtain additional underwriting capacity.

Statutory accounting principles
   ("SAP") .............................The rules and procedures prescribed or permitted by United States state
                                        insurance regulatory authorities
                                        including the NAIC, which govern the
                                        preparation of financial statements.
                                        Such rules and procedures generally
                                        reflect a liquidating, rather than going concern, concept of accounting.

Statutory composite ratio ..............Provides an overall indication of underwriting profitability. The ratio is the sum of: the ratio of commissions and other underwriting expenses to premiums written, and the ratio of claims and claims expenses to premiums earned. A statutory composite ratio under 100% indicates underwriting profitability, while a composite ratio exceeding 100% indicates an underwriting loss.

Statutory surplus ......................The excess of admitted assets over total liabilities (including loss reserves),
                                        determined in accordance with SAP.

Tail ...................................The period of time that elapses between the writing of the applicable insurance
                                        policy or the loss event (or the
                                        insurer's knowledge of the loss event)
                                        and the payment in respect thereof.

Treaties ...............................The reinsurance of a specified type or category of risks defined in a
                                        reinsurance agreement (a "treaty")
                                        between an insurer and a reinsurer or
                                        between a reinsurer and a
                                        retrocessionaire. In treaty reinsurance, the cedent is typically obligated to offer, and the reinsurer or retrocessionaire is obligated to accept, a specified portion of a type or category of risks insured by the ceding company as set forth in the governing contract. Treaty reinsurance may provide for proportional or non-proportional reinsurance.

Underwriting ...........................The insurer's or reinsurer's process of reviewing applications submitted for
                                        insurance coverage, deciding whether to
                                        accept all or part of the coverage
                                        requested and determining the applicable premiums.

Underwriting capacity ..................The maximum amount that an insurance company can underwrite. The limit is
                                        generally determined by the company's
                                        policyholders or statutory surplus,
                                        which depends, among other things, on
                                        the insurer's admitted assets.
                                        Reinsurance serves to increase a
                                        company's capacity by reducing its
                                        exposure from particular risks.

ITEM 2. PROPERTIES

      In March 1996, the Company entered into a sublease agreement initially expiring in October 2002 for approximately 40,000 square feet of office space in Greenwich, Connecticut, at which the Company's offices are located. Future minimum rental charges for the remaining term of the sublease, exclusive of escalation clauses and maintenance costs and net of rental income, will be approximately $2,198,000. The Company's rental expense, net of sublease income, during 1998, 1997 and 1996 was approximately $576,000, $643,000 and $613,000, respectively.

      Commencing in 1996, the Company subleased approximately 13,000 square feet of the office space to MMCI for a term expiring in October 2002. Future minimum rental income under the remaining term of the sublease, exclusive of escalation clauses and maintenance costs, will be approximately $1,648,000. Rental income for 1998, 1997 and 1996 was $430,000, $430,000 and $264,000, respectively. MMCI also reimbursed the Company approximately $100,000 and $574,000 in 1998 and 1997, respectively, for MMCI's pro rata share of improvement and maintenance costs under the sublease. In addition, commencing in 1997, the Company subleased approximately 6,000 square feet of the office space to another tenant for a term expiring in October 2002. Future minimum rental income under the remaining term of the sublease, exclusive of escalation clauses and maintenance costs, will be approximately $549,000. Rental income for 1998 and 1997 was $225,000 and $117,000, of which $89,000 and $44,000, respectively, was paid to MMCI as its pro rata share of such income.

ITEM 3. LEGAL PROCEEDINGS

      The Company is subject to litigation and arbitration in the ordinary course of its business. The Company is not currently involved in any litigation or arbitration.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      There were no matters submitted to a vote of security holders during the fourth quarter of 1998.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

      Shares of the Common Stock are traded on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol "RCHI." For the periods presented below, the high and low sales prices and closing prices for the Common Stock as reported on the Nasdaq National Market were as follows:

                                                                   Three Months Ended
                                          ---------------------------------------------------------------------
                                          December 31,       September 30,         June 30,           March 31,
                                              1998               1998                1998                1998
                                          ------------       -------------         --------           ---------
High................................          $23.75             $25.50              $25.50             $24.00
Low.................................           18.81              19.00               22.75              19.75
Close...............................           21.75              22.00               24.94              24.00

                                                                   Three Months Ended
                                          ---------------------------------------------------------------------
                                          December 31,       September 30,         June 30,           March 31,
                                              1997               1997                1997               1997
                                          ------------       -------------         --------           ---------
High................................          $23.38             $23.38              $21.00             $19.25
Low.................................           20.88              20.50               16.00              16.13
Close...............................           22.25              23.00               21.00              17.00

      On March 24, 1999, the high and low sales prices and the closing price for the Common Stock as reported on the Nasdaq National Market were $16.75, $14.25 and $16.63, respectively.

Holders

      As of March 24, 1999, there were approximately 50 holders of record of the Common Stock and approximately 1,501 beneficial holders of the Common Stock.

Dividends

      The Company has not declared any dividends since its formation in 1995. The declaration and payment of dividends will be at the discretion of the Board of Directors of RCHI and will depend upon the Company's results of operations and cash flows, the financial position and capital requirements of the Company, general business conditions, legal, tax and regulatory restrictions on the payment of dividends, and other factors the Board of Directors of RCHI deems relevant. There is no requirement or assurance that dividends will be declared or paid in the future. The payment of dividends by RCHI will be dependent upon the ability of Risk Capital Reinsurance to provide funds to RCHI. For a description of the restrictions on the ability of Risk Capital Reinsurance to pay dividends or make distributions to RCHI, see "Business--Insurance Regulation--Regulation of Dividends and Other Payments from Insurance Subsidiaries," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 10 of the accompanying Notes to the Consolidated Financial Statements of the Company.

ITEM 6. SELECTED FINANCIAL DATA

      Set forth below is certain selected consolidated financial information for fiscal years 1998, 1997 and 1996, and the period from June 23, 1995 (date of inception) to December 31, 1995. This information should be read in conjunction with the accompanying Consolidated Financial Statements of the Company and the Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                                                                                                     Period from
                                                                                                                   June 23, 1995 to
                                                                        Years Ended December 31,                      December 31,
                                                           1998                  1997                  1996               1995
                                                       ----------            ----------            ----------           ----------
                                                                             (In thousands, except share data)
Income Statement Data
Net premiums earned ..........................           $206,194              $107,372               $35,761
Net investment income ........................             15,687                14,360                13,151               $4,578
Net realized investment
    gains (losses) ...........................             25,252                  (760)                1,259                  397
Total revenues ...............................            247,133               120,972                50,171                4,975
Net income ...................................              3,091                 2,039                 4,112                1,019
Comprehensive income
    (loss) ...................................            ($4,375)              $47,107                $9,817               $4,750
Average shares outstanding
    Basic ....................................         17,065,165            17,032,601            16,981,724           16,747,084
    Diluted ..................................         17,718,223            17,085,788            16,983,909           16,990,425
Per Share Data
  Net income
      Basic ..................................              $0.18                 $0.12                 $0.24                $0.06
      Diluted ................................              $0.17                 $0.12                 $0.24                $0.06
  Comprehensive income
      Basic ..................................             ($0.26)                $2.77                 $0.58                $0.28
      Diluted ................................             ($0.26)                $2.76                 $0.58                $0.28

                                                                                      At December 31,
                                                           1998                  1997                  1996               1995
                                                       ----------            ----------            ----------           ----------
                                                                             (In thousands, except share data)
Balance Sheet Data
Total assets .................................           $757,830              $581,247              $432,486             $350,986
Total stockholders' equity ...................           $398,002              $401,031              $352,213             $340,215
Shares outstanding
    Basic ....................................         17,087,438            17,058,462            17,031,246           16,941,125
    Diluted ..................................         17,497,904            17,601,608            17,065,406                   --
Book value per share
    Basic ....................................             $23.29                $23.51                $20.68               $20.08
    Diluted ..................................             $22.75                $22.79                $20.64                   --

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

      The Company

      RCHI is the holding company for Risk Capital Reinsurance, its wholly owned subsidiary which is domiciled in Nebraska. RCHI was incorporated in March 1995 and commenced operations during September 1995 upon completion of the Offerings. RCHI received aggregate net proceeds from the Offerings of approximately $335 million, of which $328 million was contributed to the capital of Risk Capital Reinsurance. On November 6, 1995, Risk Capital Reinsurance was licensed under the insurance laws of the State of Nebraska. As of December 31, 1998, the statutory surplus of Risk Capital Reinsurance was approximately $359 million. In July 1998, Risk Capital Reinsurance capitalized its wholly owned subsidiary, Cross River Insurance Company ("Cross River"), with $20 million. Cross River received its Nebraska insurance license in October 1998, and intends to seek authorization to operate in most other states as an excess and surplus lines insurer.

      Recent Industry Performance

      Demand for reinsurance is influenced significantly by underwriting results of primary property and casualty insurers and prevailing general economic and market conditions, all of which affect liability retention decisions of primary insurers and reinsurance premium rates. The supply of reinsurance is directly related to prevailing prices and levels of surplus capacity, which, in turn, may fluctuate in response to changes in rates of return on investments being realized in the reinsurance industry. The 1998 year was a difficult period from both a market and earnings perspective for most insurance markets. The property and casualty insurance and reinsurance segments have experienced an increasingly more difficult and highly competitive operating environment characterized by a soft rate structure and overcapitalization. Other factors that have contributed to the prevailing competitive conditions in the reinsurance industry in recent years include new entrants to the reinsurance market (including certain specialized reinsurance operations) and the presence of certain reinsurance companies which operate within tax-advantaged jurisdictions (e.g., Bermuda, Cayman Islands) that benefit from higher after-tax investment returns. In addition, concerns with respect to the financial security of Lloyd's that had adversely impacted the competitive position of that marketplace have apparently been overcome by actions taken at Lloyd's over the last few years, thereby enhancing its competitive position.

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

      Reinsurance treaties that are placed by intermediaries are typically for one year terms with a substantial number that are written or renewed on January 1 each year. Other significant renewal dates include April 1, July 1 and October
1. The January 1, 1999 renewal period was marked by continuing intensified competitive conditions in terms of premium rates and treaty terms and conditions in both the property and casualty segments of the marketplace. These conditions have been worsened due to large domestic primary companies retaining more of their business and ceding less premiums to reinsurers. While the Company is initially somewhat disadvantaged compared to many of its competitors, which are larger, have greater resources and longer operating histories than the Company, it believes it has been able to generate attractive opportunities in the marketplace due to its substantial unencumbered capital base, experienced management team, relationship with its equity investment advisor and strategic focus on generating a small number of large reinsurance treaty transactions that may also be integrated with an equity investment in client companies. Commencing in late 1997, in addition to its core business, the Company expanded into specialty classes of reinsurance business, including marine and aviation and space in 1997, surety and fidelity in 1998, and accident and health in 1999.

      In-Force Business

      At January 1, 1999, the Company had approximately 421 renewable reinsurance treaties that are in- force, with approximately $287.5 million of estimated annualized net premiums written, compared to $172.5 million at January 1, 1998, representing an increase of 67%. Such in-force premiums at January 1, 1999 represent estimated annualized premiums from treaties entered into during 1998 and the January 1, 1999 renewal period that are expected to generate net premiums written during 1999. Such renewable treaties at January 1, 1999 are estimated to generate approximately $225 million of net premiums written over the 12-month period ending December 31, 1999 without taking into account certain factors, including the possibility that (i) several treaties entered into in 1998 that are scheduled to expire during the remainder of 1999 may be renewed and (ii) additional treaties may be bound during 1999.

      Results of Operations

      The Company had consolidated comprehensive loss of $4.4 million for the year ended December 31, 1998 and consolidated comprehensive income of $47.1 million and $9.8 million for the years ended December 31, 1997 and 1996, respectively. Comprehensive income for the Company is composed of net income and the change in unrealized appreciation of investments. Net income for the years ended December 31, 1998, 1997 and 1996 was $3.1 million, $2.0 million and $4.1 million, respectively. After-tax realized investment gains (losses) of $16.4 million, ($0.5 million) and $0.8 million were also included in net income for 1998, 1997 and 1996, respectively. Net income for the years ended December 31, 1998, 1997 and 1996 included losses of $1.1 million, $0.2 million and $0.2 million, respectively, representing the Company's equity in the net loss of investee companies accounted for under the equity method of accounting.

      Following is a table of per share data for the years ended December 31, 1998, 1997 and 1996 on an after-tax basis:

                                                                         Years Ended December 31,
                                                              --------------------------------------------------
                                                                 1998               1997                1996
                                                              ----------          ----------          ----------
Basic earnings per share:
Underwriting loss                                                 ($1.39)             ($0.45)             ($0.38)
Net investment income                                               0.68                0.61                0.58
Net realized investment gains (losses)                              0.96               (0.03)               0.05
Equity in net income (loss) of investees                           (0.07)              (0.01)              (0.01)
                                                              ----------          ----------          ----------
Net income                                                          0.18                0.12                0.24
Change in net unrealized appreciation of investments               (0.44)               2.65                0.34
                                                              ==========          ==========          ==========
Comprehensive income (loss)                                       ($0.26)              $2.77               $0.58
                                                              ==========          ==========          ==========

Average Shares Outstanding (000's)                                17,065              17,033              16,982
                                                              ==========          ==========          ==========
Diluted earnings per share:
Underwriting loss                                                 ($1.35)             ($0.45)             ($0.38)
Net investment income                                               0.65                0.61                0.58
Net realized investment gains (losses)                              0.93               (0.03)               0.05
Equity in net income (loss) of investees                           (0.06)              (0.01)              (0.01)
                                                              ==========          ==========          ==========
Net income                                                         $0.17               $0.12               $0.24
                                                              ==========          ==========          ==========
Comprehensive income (loss)                                       ($0.26)              $2.76               $0.58
                                                              ==========          ==========          ==========

Average shares outstanding (000's)                                17,718              17,086              16,984
                                                              ==========          ==========          ==========
Book Value Per Share, December 31:
Basic                                                             $23.29              $23.51              $20.68
Diluted                                                           $22.75              $22.79              $20.64

      Net Premiums Written

      Net premiums written for the year ended December 31, 1998 compared to 1997 and 1996 was as follows:

                                                      (In millions)                         Percent
                                                 Years Ended December 31,                   Change
                                        -----------------------------------------          ---------
Core Business                              1998             1997             1996          1998/1997
                                        -------          -------          -------          ---------
  Property                              $  33.7          $  17.8          $  19.4                89%
  Casualty                                 80.3             69.7             17.6                15
  Multi-line                               62.8             45.9             21.8                37
  Other                                    16.5             10.0             13.7                65
                                        -------          -------          -------           -------
  Sub-total Core Business               $ 193.3          $ 143.4          $  72.5                35%
                                        -------          -------          -------           -------
Specialty Business
  Aviation & Space                      $  26.0
  Marine                                   14.4          $   1.4                                N/M
  Surety                                    1.0
                                        -------          -------          -------           -------
  Sub-total Specialty Business          $  41.4          $   1.4                                N/M
                                        -------          -------          -------           -------
  Total                                 $ 234.7          $ 144.8          $  72.5                62%
                                        =======          =======          =======           =======

      The Company's assumed and ceded premiums written for the years ended December 31, 1998, 1997 and 1996 were as follows:

                                                (In millions)
                                           Years Ended December 31,
                                  -----------------------------------------
                                    1998             1997             1996
                                  -------          -------          -------
Assumed premiums written          $ 260.5          $ 147.8          $  73.7
Ceded premiums written               25.8              3.0              1.2
                                  =======          =======          =======
Net premiums written              $ 234.7          $ 144.8          $  72.5
                                  =======          =======          =======

      In 1998, the Company's net premiums written increased by 62% from $144.8 million in 1997 to $234.7 million in 1998. The Company's premium growth resulted from continued efforts in the Company's two key strategies, the integration of investment with reinsurance and the diversification into specialty classes of reinsurance.

      Approximately 32%, 29% and 5% of net premiums written in 1998, 1997 and 1996, respectively, were generated from companies in which the Company has invested or committed to invest funds. Approximately 32%, 28% and 30% of net premiums written in 1998, 1997 and 1996, respectively, were from non-United States clients, which are Lloyd's syndicates or are located in the United Kingdom, Bermuda and Continental Europe.

      Consistent with the Company's strategy of writing a small number of large treaties for its core business, three clients contributed approximately $74 million, or 32%, of the Company's 1998 total net premiums written, with the largest client contributing approximately 18% and the remaining two contributing 8% and 6%, respectively. The business written from the client that contributed 18% is part of an integrated transaction, and such business is subject to renewal at the Company's option for five years. In 1997, five clients contributed approximately $68 million, or 45%, of the Company's total net premiums written, with the largest client contributing approximately 18% and the remaining four contributing from 5% to 8%.

      While not anticipated, the reduction or loss of business assumed from one or more large clients could have a material adverse effect on the Company's results of operations to the extent not offset by new business.

      The Company's ceded premiums increased to $25.8 million in 1998, compared to $3 million in 1997. This increase was primarily due to the Company's expansion in 1997 into marine and aviation and space reinsurance business, for which the Company seeks to reduce its exposure to large and catastrophic losses. See "--Results of Operations--Risk Retention" and "Business--Retrocessional Arrangements."

      Approximately $32.9 million, or 46%, of net premiums written in 1996 resulted from unearned premium portfolios and other non-recurring transactions. This amount included $11.9 million of specialty premiums written from contracts pursuant to which the Company reinsures a portion of one underlying policy for multiple years. Such premiums will be earned over the multiple periods as the exposures expire. In 1998 and 1997, there were no significant unearned premium portfolios or other non-recurring transactions included in net premiums written.

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

      Set forth below are the Company's statutory composite ratios for the years ended December 31, 1998, 1997 and 1996 and the estimated aggregate statutory composite ratios for domestic reinsurers and domestic broker market reinsurers based on data reported by the RAA as of such dates:

                                               Years Ended December 31,
                                      ----------------------------------------
                                        1998             1997             1996
                                      ------           ------           ------
Claims and claims expenses              85.4%            68.4%            67.3%
Commissions and brokerage               24.2             28.8             23.7
                                      ------           ------           ------
                                       109.6             97.2             91.0
Other operating expenses                 6.8              9.1             15.3
                                                                        ------
                                                       ======           ======
Statutory composite ratio              116.4%           106.3%           106.3%
                                      ======           ======           ======

Domestic reinsurer aggregate
  Statutory composite ratios           104.4%           102.3%           103.1%
                                      ======           ======           ======

      The Company's 1998 statutory composite ratio was adversely affected during the second half of the year by underwriting results from the Company's satellite business, casualty reinsurance provided by the Company on business produced by a certain managing underwriting agency, and a property loss on a finite risk treaty, as set forth below (dollars in millions):

                                                                   1998
                                           -------------------------------------------------------
                                               Net              Effect Upon            After-Tax
                                             Premiums            Composite            Underwriting
                                             Written               Ratio                  Loss
                                           ------------         ------------          ------------
Satellite business                         $       12.9                  6.1%         $        8.3
Managing underwriting agency                       15.4                  4.1                   6.6
Finite risk property treaty                         5.0                  2.3                   3.3
                                           ------------         ------------          ------------
                                           $       33.3                 12.5%         $       18.2
                                           ============         ============          ============

      The frequency of satellite failures during 1998 has far exceeded the previous worst year in the history of this line of business. In order to mitigate the impact of possible future loss activity, in the fourth quarter of 1998, the Company commenced the process of re-underwriting and reducing its satellite business and seeking additional retrocessional protection. There can be no assurances that any such retrocessional protection, if purchased, will be sufficient to preclude the occurrence of additional underwriting losses.

      The Company increased its loss reserves at December 31, 1998 relating to the reinsurance provided by the Company on business produced by the managing underwriting agency based upon reported loss activity and the results of an underwriting audit performed by the Company. The underwriting relationship has been discontinued. All deferred acquisition costs, which approximated $1 million, related to the unearned premium reserve at December 31, 1998 have been written off by the Company.

      For a discussion of subsequent losses due to claims and claims expenses related to reinsurance provided by the Company on satellite risks and business produced by the managing underwriting agency, see "--Results of Operations--Subsequent Underwriting Losses" below and Note 14 of the accompanying Notes to the Consolidated Financial Statements of the Company.

      While the Company believes that it is taking adequate steps to reduce its exposure to losses from its satellite business and business produced by the managing underwriting agency, there can be no assurances that such business will not continue to generate additional underwriting losses in the future or that significant loss activity will not develop from other areas of the Company's underwriting or other activities.

      Estimates of prior accident year claims were reduced by approximately $2.8 million in 1998 primarily due to favorable claim development in the property and multi-line classes of business.

      The Company's 1997 statutory composite ratio, while essentially unchanged from the 1996 ratio, contained a higher aggregate claims and claims expenses and commissions and brokerage ratio components in 1997, which reflects a business mix with a higher casualty content. Such increase was offset by a lower other operating expenses ratio as the Company continued to leverage its infrastructure with increased premium writings.

      Claims and claims expenses generally represent the Company's most significant and uncertain costs. Reserves for these expenses are estimates involving actuarial and statistical projections at a given time of what the Company expects the ultimate settlement and administration of claims to cost based on facts and circumstances then known. The reserves are based on estimates of claims and claims expenses incurred and, therefore, the amount ultimately paid may be more or less than such estimates. The inherent uncertainties of estimating claim reserves are exacerbated for reinsurers by the significant periods of time (the "tail") that often elapse between the occurrence of an insured loss, the reporting of the loss to the primary insurer and, ultimately, to the reinsurer, and the primary insurer's payment of that loss and subsequent indemnification by the reinsurer. As a consequence, actual claims and claims expenses paid may deviate, perhaps substantially, from estimates reflected in the Company's reserves reported in its financial statements. The estimation of reserves by new reinsurers, such as the Company, may be less reliable than the reserve estimations of a reinsurer with an established volume of business and claims history. To the extent reserves prove to be inadequate, the Company may have to augment such reserves and incur a charge to earnings. See "--Results of Operations--Subsequent Underwriting Losses" below and Note 14 of the accompanying Notes to Consolidated Financial Statements of the Company.

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

      Other operating expenses increased to $16.5 million in 1998, compared to $13.5 million and $11.4 million for the years ended December 31, 1997 and 1996, respectively. Assuming the successful execution of the Company's business strategy, the Company expects other operating expenses to grow with maturing operations, but expects other operating expenses to decline moderately as a percentage of net premiums written because increases in premium writings are generally expected to exceed the growth in such expenses.

      Pre-tax foreign exchange gains and losses are recorded separately from statutory underwriting results and are therefore excluded from the statutory composite ratio. Unhedged monetary assets and liabilities are translated at the exchange rate in effect at the balance sheet date, with the resulting foreign exchange gains or losses recognized in income. For the years ended December 31, 1998, 1997 and 1996, pretax foreign exchange gains and (losses) were $443,000, ($682,000) and $104,000, respectively. Such future gains or losses may be affected by changes in foreign exchange rates which are unpredictable and could be material. (For additional discussion, see "--Market Sensitive Instruments and Risk Management" below.)

      Subsequent Underwriting Losses

      In March 1999, the Company was notified of additional satellite losses pertaining to 1998 in the amount of approximately $4 million, after-tax, that will be recorded in the first quarter of 1999. In order to mitigate the impact of possible future loss activity, in the fourth quarter of 1998, the Company commenced the process of re-underwriting and reducing its satellite business and seeking additional retrocessional protection. There can be no assurances that any such retrocessional protection, if purchased, will be sufficient to preclude the occurrence of additional underwriting losses.

      Based on a review of additional claims information and its continuing underwriting and actuarial analysis of the business produced by the managing underwriting agency, the Company expects to record additional after-tax underwriting losses of approximately $18 million in the first quarter of 1999 from claims, claims expenses, commissions and brokerage, net of earned premium, relating to reinsurance on business produced by the managing underwriting agency.

      Total estimated ultimate premiums for all business produced on behalf of the Company by the managing underwriting agency, including policies that have expired and policies that will expire in 1999 and 2000, are approximately $26 million, of which $17 million and $13 million, respectively, were recorded as net premiums written and net premiums earned through December 31, 1998. Substantially all of the remaining $9 million and $13 million, respectively, of net premiums written and net premiums earned will be recorded in the first quarter of 1999. The Company has discontinued its underwriting relationship with the managing underwriting agency.

      Therefore, the total after-tax underwriting losses that will be recorded in the first quarter of 1999 generated from reinsurance on satellite risks and business produced by the managing underwriting agency will be approximately $22 million. While such loss estimate represents the Company's current expectation based on all information available to the Company to date, there can be no assurances that the actual amount will not differ from such estimate due to the inherent uncertainties of estimating reserves. See also Note 14 of the accompanying Notes to the Consolidated Financial Statements of the Company.

      While the Company believes that it is taking adequate steps to reduce its exposure to losses from its satellite business and business produced by the managing underwriting agency, there can be no assurances that such business will not continue to generate additional underwriting losses in the future or that significant loss activity will not develop from other areas of the Company's underwriting or other activities.

      Risk Retention

      Given the Company's current level of surplus, under its current underwriting guidelines, the maximum net retention on any one claim for a given property or casualty treaty risk is generally $10.0 million.

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

      With respect to integrated transactions (where the Company combines an equity or equity-like investment in a client company with the purchase by such client of reinsurance from the Company), the Company generally limits its combined underwriting and investment exposure to pre-tax losses on any individual client to no more than 10% of its total statutory surplus, and subjects these commitments to scrutiny by the combined professional staffs of both the Company and MMCI.

      During 1998, the Company maintained catastrophe reinsurance protection for its marine and aviation business. For 1999, the Company has reinsurance protection for marine business of $37 million in excess of a $3 million initial retention, and additional co-participations, with the Company retaining a total of approximately $8 million. For 1999, the Company is finalizing reinsurance protection for aviation business in an amount of $65 million in excess of a $1 million initial retention, and additional co-participations, with the Company retaining a total of approximately $5.4 million. Catastrophic reinsurance protection has not been purchased for the Company's earthquake and wind exposures.

      The Company continues to evaluate its potential catastrophe exposure, including both gross loss estimates and the impact of available reinsurance protection. While the Company believes its management of catastrophe exposures and underwriting guidelines are adequate, an extremely large catastrophic event, multiple catastrophic events or other unforeseen events could have a material adverse effect on the financial condition and results of operations of the Company.

      Net Investment Income

      At December 31, 1998, approximately 48% of the Company's invested assets consisted of fixed maturity and short-term investments, compared to 45% at December 31, 1997. Net investment income was approximately $15.7 million in 1998, compared to $14.4 million and $13.2 million in 1997 and 1996, respectively. Such amounts for 1998, 1997 and 1996 are net of investment expenses of $3.6 million, $2.2 million and $1.5 million, respectively. The investment expense amounts include investment advisory fees of $3.3 million, $1.8 million and $1.2 million, respectively. The amount of investment income from quarter to quarter may vary and could diminish as the Company continues to employ its strategy of investing a substantial portion of its investment portfolio in publicly traded and privately held equity securities, which generally yield less current investment income than fixed maturity investments.

      The Company's investment yields at amortized cost were as follows for the periods set forth below:

                                   Years Ended December 31,
                            -----------------------------------------
                             1998             1997             1996
                            ------           ------           ------
Investment yields:
Pre-tax                       3.4%             3.7%             3.8%
Net of tax                    2.5%             2.7%             2.8%

      Assuming a stable interest rate environment, the Company anticipates such yields to slightly decline as funds invested in short-term securities continue to be allocated by the Company into investments in equity securities, which yield less current income than fixed maturity investments. Additionally, such investment yields exclude the Company's equity in the net income or loss of private equity investments accounted for under the equity method.

      Net Realized Gains (Losses) on Investments

                                                                                 (In thousands)
                                                                             Years Ended December 31,
                                                                        1998             1997              1996
                                                                     -------          -------           -------
      Net realized investment gains (losses):
         Fixed maturity securities                                   $ 1,472          $   275           ($  359)
         Publicly traded equity securities                            16,582            3,878             1,549
         Privately held securities                                     7,198           (4,913)               69
                                                                     -------          -------           -------
         Sub-total                                                    25,252             (760)            1,259
         Income tax expense (benefit)                                  8,838             (266)              441
                                                                     -------          -------           -------
         Net realized investment gains (losses), net of tax          $16,414          ($  494)          $   818
                                                                     =======          =======           =======

      Income Taxes

      The Company's effective tax rate of 5% for 1998, income tax benefit for 1997 and effective tax rate of 7% for 1996 are less than the 35% statutory rate on pre-tax operating income due to tax exempt income and the dividends received deductions. The 1998, 1997 and 1996 gross deferred income tax benefits of approximately $7.3 million, $2.1 million and $1.8 million, respectively, which are assets considered recoverable from future taxable income, resulted from temporary differences between financial and taxable income.

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

      As a significant portion of the Company's investment portfolio will generally consist of equity securities issued by insurance and reinsurance companies and companies providing services to the insurance industry, the equity portfolio will lack industry diversification and will be particularly subject to the performance of the insurance industry. Unlike fixed income securities, equity securities such as common stocks, including the equity securities in which the Company may invest, generally are not and will not be rated by any nationally recognized rating service. The values of equity securities generally are more dependent on the financial condition of the issuer and less dependent on fluctuations in interest rates than are the values of fixed income securities. The market value of equity securities generally is regarded as more volatile than the market value of fixed income securities. The effects of such volatility on the Company's equity portfolio could be exacerbated to the extent that such portfolio is concentrated in the insurance industry and in relatively few issuers. (For additional discussion, see "--Market Sensitive Instruments and Risk Management.")

      As the Company's investment strategy is to invest a significant portion of its investment portfolio in equity securities, its investment income in any fiscal period may be smaller, as a percentage of investments, and less predictable than that of other insurance and/or reinsurance companies, and net realized and unrealized gains (losses) on investments may have a greater effect on the Company's results of operations or stockholders' equity at the end of any fiscal period than other insurance and/or reinsurance companies. Since the realization of gains and losses on equity investments is not generally predictable, such gains and losses may differ significantly from period to period. Variability and declines in the Company's results of operations could be further exacerbated by private equity investments in start-up companies, which are accounted for under the equity method. Such start-up companies may be expected initially to generate operating losses.

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

      At December 31, 1998, cash and invested assets totaled approximately $587.2 million, consisting of $120.9 million of cash and short-term investments, $174.5 million of publicly traded fixed maturity investments, $154.7 million of publicly traded equity securities, and $137.1 million of privately held securities. Included in privately held securities are investments totaling $53.6 million which are accounted for under the equity method.

      At December 31, 1998, the Company's private equity portfolio consisted of 17 investments, with additional investment portfolio commitments in an aggregate amount of approximately $10.4 million. Since December 31, 1997, the portfolio increased by five additional investments and two follow-on investments, and was decreased by two divestments. In addition, the Company has written down the value of two investments to their net realizable value (one of which included the Company's investment in the managing underwriting agency discussed above).

      In October 1998, the Company provided $5 million in financing on a fully secured basis to a managing general agency, and received a related reinsurance commitment expected to generate an aggregate of $90 million of reinsurance premiums over the next three years pursuant to terms and conditions that the Company believes are more favorable than those available in the open market.

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

      At December 31, 1998, approximately 89% of the Company's fixed maturity and short-term investments were rated investment grade by Moody's or Standard & Poor's and had an average quality rating of AA and an average duration of approximately 2.8 years.

      At December 31, 1998, the Company is obligated under letters of credit in the aggregate amount of approximately $33.3 million, which secure certain reinsurance obligations and investment commitments in amounts of approximately $24.1 million and $9.2 million, respectively. Securities with a carrying value of approximately $38.3 million have been pledged as collateral for these letters of credit.

      The Company has not invested in derivative financial instruments such as futures, forward contracts, swaps, or options or other financial instruments with similar characteristics such as interest rate caps or floors and fixed-rate loan commitments. The Company's portfolio includes market sensitive instruments, such as mortgage-backed securities, which are subject to prepayment risk and changes in market value in connection with changes in interest rates. The Company's investments in mortgage-backed securities, which amounted to approximately $33.5 million at December 31, 1998, or 6% of cash and invested assets, are classified as available for sale and are not held for trading purposes.

Market Sensitive Instruments and Risk Management

      In accordance with the SEC's Financial Reporting Release No. 48, the following analysis presents hypothetical losses in cash flows, earnings and fair values of market sensitive instruments which are held by the Company as of December 31, 1998 and are sensitive to changes in interest rates, foreign exchange rates and equity security prices. This risk management discussion and the estimated amounts generated from the following sensitivity analysis represent forward-looking statements of market risk assuming certain adverse market conditions occur. Actual results in the future may differ materially from these projected results due to actual developments in the global financial markets. The analysis methods used by the Company to assess and mitigate risk should not be considered projections of future events of losses.

      Market risk represents the risk of changes in the fair value of a financial instrument and is comprised of several components, including liquidity, basis and price risks. The focus of the SEC's market risk rules is on price risk. For purposes of specific risk analysis, the Company employs sensitivity analysis to determine the effects that market risk exposures could have on the future earnings, fair values or cash flows of the Company's financial instruments.

      The financial instruments included in the following sensitivity analysis consist of all of the Company's cash and invested assets, excluding investments carried under the equity method of accounting.

      Equity Price Risk

      The Company is exposed to equity price risks on the public and private equity securities included in its investment portfolio. All of the Company's publicly traded equity securities and privately held securities were issued by insurance and reinsurance companies or companies providing services to the insurance industry. The Company typically does not attempt to reduce or eliminate its market exposure on these securities. Investments included in the Company's private portfolio include securities issued by privately held companies and securities issued by public companies that are generally restricted as to resale or are otherwise illiquid and do not have readily ascertainable market values. Investments in privately held securities issued by privately and publicly held companies may include both equity securities and securities convertible into, or exercisable for, equity securities (some of which may have fixed maturities).

      The Company's publicly traded and privately held equity securities at December 31, 1998, which are carried at a fair value of $154.7 million and $83.5 million, respectively (including unrealized gains of $44.1 million and $27.1 million), have exposure to price risk. The estimated potential losses in fair value for the Company's publicly traded and privately held equity portfolios resulting from a hypothetical 10% decrease in quoted market prices, dealer quotes or fair value are $15.5 million and $8.4 million, respectively.

      Interest Rate Risk

      The aggregate hypothetical loss generated from an immediate adverse shift in the treasury yield curve of 100 basis points would result in a decrease in total return of 4.4%, which would produce a decrease in market value of $7.7 million on the Company's fixed maturity investment portfolio valued at $174.5 million at December 31, 1998. There would be no material impact on the Company's short-term investments.

      Foreign Currency Exchange Rate Risk

      The Company has foreign currency risk on both reinsurance balances receivable and reinsurance balances payable, including claims and claims expenses. The Company does not currently utilize derivative instruments to manage the Company's exposure to foreign currency movements. At December 31, 1998, the majority of the Company's net receivable/payable position was denominated in United States dollars. At such date, the largest foreign currency exposure related to cash and premiums receivable denominated in European Currency Units ("ECUs"; now effectively Eurodollars) in an amount equal to $10.6 million. A 10% decline in the ECU/United States dollar exchange rate would have resulted in a loss to the Company of $605,000. In addition, the Company had a net liability balance in Sterling equal to $3.1 million. A 10% increase in Sterling/United States dollar exchange rate would have resulted in a loss to the Company of $311,000. Given the Company's limited amount of net receivable balances in other foreign countries, no other currency movement has been considered for purposes of this discussion.

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

      RCHI, Risk Capital Reinsurance and Cross River file consolidated federal income tax returns and have entered into a tax sharing agreement (the "Tax Sharing Agreement"), allocating the consolidated income tax liability on a separate return basis. Pursuant to the Tax Sharing Agreement, Risk Capital Reinsurance and Cross River make tax sharing payments to RCHI based on such allocation.

      Net cash flow from operating activities for the years ended December 31, 1998, 1997 and 1996 was approximately $69 million, $49 million and $31 million, respectively, consisting principally of premiums received, investment income (excluding net realized investment gains), offset by operating costs and expenses. The primary sources of liquidity for Risk Capital Reinsurance are net cash flow from operating activities, principally premiums received, the receipt of dividends and interest on investments and proceeds from the sale or maturity of investments. The Company's cash flow is also affected by claims payments, some of which could be large. Therefore, the Company's cash flow could fluctuate significantly from period to period.

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

      At December 31, 1998, the Company's consolidated stockholders' equity totaled $398 million, or $23.29 per share based on issued and outstanding shares, and $22.75 per share on a diluted basis which includes outstanding dilutive warrants and options. At such date, statutory surplus of Risk Capital Reinsurance was approximately $359 million. Based on data available as of December 31, 1998 from the RAA, Risk Capital Reinsurance is the 12th largest domestic broker market oriented reinsurer as measured by statutory surplus.

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

      The Company has completed the assessment phase for its business systems and operating facilities, and is currently in the remediation and testing phases to ensure that the Company's systems and facilities are capable of processing information for the year 2000 and beyond. The Company does not currently anticipate any material year 2000 compliance problems with respect to its internal business systems and operating facilities. Based on information currently available, the cost of this internal compliance effort, while not quantified, is not expected to have a material adverse effect on the Company's financial position or results of operations.

      However, due to the interdependent nature of systems and facilities, the Company may be adversely impacted depending upon whether its business partners and vendors address this issue successfully. Therefore, the Company is continuing to survey its key business partners and vendors in an attempt to determine their respective level of year 2000 compliance. As part of this initiative, the Company is evaluating the year 2000 exposures to insurers included in the Company's investment portfolio. The effect, if any, on the Company's financial position or results of operations from the possible failure of these entities to be year 2000 compliant is not determinable.

      The Company has not established a contingency plan for noncompliance of its internal systems and operating facilities as the Company does not currently expect any material year 2000 compliance problems with respect to such internal systems and facilities. At this time, the Company is not aware of any material business partners or vendors that will not be year 2000 compliant. If the Company becomes aware of non- compliant business partners or vendors, one option will be to evaluate replacing the non-compliant business partners and vendors. The Company intends to continue to assess and attempt to mitigate its risks in the event these third parities fail to be year 2000 compliant, and will consider appropriate contingency arrangements for such potential noncompliance by such entities. In certain instances, the establishment of a contingency plan is not possible or is cost prohibitive. In these situations, noncompliance by the Company's material business partners or vendors could have a material adverse impact on the Company's financial position and results of operations.

      In addition, property and casualty reinsurance companies, like the Company, may have underwriting exposure related to the year 2000. The year 2000 issue is a risk for some of the Company's reinsureds and is therefore considered during the underwriting process similar to any other risk to which the Company's clients may be exposed. Due to a significant number of variables associated with the extent and severity of the year 2000 problem, the Company's potential underwriting exposure to year 2000 losses cannot be determined at this time. These variables include, but are not limited to, actual pervasiveness and severity of year 2000 system flaws, the magnitude of the amount of costs and expenses directly attributable to year 2000 failures, the portion of such amount (if any) that constitutes insurable losses, and the extent of governmental intervention. The Company's underwriting staff has considered the risks with respect to the year 2000 problem that might be associated with underwriting their various lines of business, and have developed internal guidelines intended to minimize these risks. The Company seeks to minimize its potential year 2000 underwriting exposures by (i) assisting clients in the evaluation of their potential year 2000 underwriting exposures, (ii) performing underwriting evaluations of its clients' potential year 2000 exposure, (iii) structuring contract language to mitigate potential exposure where appropriate and (iv) recommending technical support as appropriate. However, the Company cannot be certain that these steps will adequately minimize its year 2000 underwriting exposures. Given the possible extent and severity of the year 2000 problem, the Company may incur a significant amount of year 2000 related losses, and such losses may have a material adverse impact on the Company's financial condition or results of operations.

New Accounting Pronouncements

      Derivatives and Hedging

      In June 1998, the Financial Accounting Standards Board issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivative financial instruments be recognized in the statement of financial position as either assets or liabilities and measured at fair value.

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

      The Company will adopt this statement in the first quarter of 2000. Generally, the Company has not invested in derivative financial instruments. However, derivatives may be embedded in other financial instruments, such as convertible securities and prepayment options in mortgages. If the embedded derivative meets certain criteria, it must be bifurcated from the host contract and separately accounted for consistent with other derivatives.

      The Company's portfolio includes market sensitive instruments, such as convertible securities and mortgage-backed securities, which are subject to prepayment risk and changes in market value in connection with changes in interest rates. The Company's investments in mortgage-backed securities are classified as available for sale and are not held for trading purposes. Assuming the current investment strategy at the time of adoption, the Company's presentation of financial information under the new statement will not be materially different than the current presentation.

      Start-Up Costs

      In April 1998, the Accounting Standards Executive Committee ("AcSEC") issued Statement of Position ("SOP") 98-5 "Reporting on the Costs of Start-Up Activities." This statement requires costs of start-up activities, including organization costs, to be expensed as incurred. Unless another conceptual basis exists under other generally accepted accounting literature to capitalize the cost of an activity, costs of start-up activities cannot be capitalized.

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

      The Company and its investee companies currently defer and amortize organization and start-up costs over a three to five year period. This change in accounting principle will result in the write-off of previously capitalized start up costs. At December 31, 1998, the Company's unamortized capitalized start-up costs, including its proportionate share of such costs deferred by investee companies, was approximately $0.7 million.

      Internal-Use Software

      In March 1998, AcSEC issued SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. This SOP requires companies to capitalize certain costs incurred in connection with an internal use software project. Such costs are not significant for the Company. Accordingly, the adoption of SOP 98-1 will not have a material impact on the Company's financial statements.

Insurance Regulation

      Risk Capital Reinsurance, in common with other insurers, is subject to extensive governmental regulation and supervision in the various states and jurisdictions in which it transacts business. The laws and regulations of the State of Nebraska, the domicile of Risk Capital Reinsurance, have the most significant impact on its operations.

      From time to time various regulatory and legislative changes have been proposed in the insurance and reinsurance industry, some of which could have an effect on reinsurers. Among the proposals that have in the past been, or are at present being considered, are (i) the possible introduction of federal regulation in addition to, or in lieu of, the current system of state regulation of insurers and (ii) proposals in various state legislatures (some of which proposals have been enacted) to conform portions of their insurance laws and regulations to various model acts adopted by the NAIC. The Company is unable to predict whether any of such laws and regulations will be adopted, the form in which any such laws and regulations would be adopted, or the effect, if any, these developments would have on the operations and financial condition of the Company. See "Business--Insurance Regulation."

      In March 1998, the NAIC adopted the codification of statutory accounting principles project that will generally be applied to all insurance and reinsurance company financial statements filed with insurance regulatory authorities as early as the statutory filings made in 2001. Although the codification is not expected to materially effect many existing statutory accounting practices presently followed by most insurers and reinsurers such as the Company, there are several accounting practices that may be changed. The most significant change would involve accounting for deferred income taxes, which change would require a deferred tax liability to be recorded for unrealized appreciation of invested assets, net of available deferred tax assets, that would result in a reduction to statutory surplus. If such requirement had been in effect in 1998, the statutory surplus of the Company at December 31, 1998 would have been reduced by approximately $6 million, from $359 million to $353 million, due to a net deferred tax liability.

Effects of Inflation

      The effects of inflation on the Company will be implicitly considered in pricing and estimating reserves for unpaid claims and claims expenses. The actual effects of inflation on the results of the Company cannot be accurately known until claims are ultimately settled.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Reference is made to the information appearing above under the subheading "Market Sensitive Instruments and Risk Management" under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," which information is hereby incorporated by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      See the Consolidated Financial Statements and Notes thereto and required financial statement schedules on pages F-1 through F-39 and S-1 through S-7 below.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Incorporated herein by reference to the captions "Election of Directors--Directors and Executive Officers--Nominees," "--Continuing
Directors and Executive Officers" and "Election of Directors--Security Ownership of Certain Beneficial Owners and Management--Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for the Company's Annual Meeting of Stockholders to be held on May 11, 1999 (the "Proxy Statement"), which statement the Company intends to file with the SEC within 120 days after December 31, 1998.

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

Reports on Form 8-K

      No Reports on Form 8-K were filed by the Company during the fourth quarter of 1998.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        RISK CAPITAL HOLDINGS, INC.
                                               (Registrant)

                                        By: /s/ Mark D. Mosca
                                           -------------------------------------
                                           Mark D. Mosca,
Dated: March 26, 1999                      President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                                     Title                                    Date
        ---------                                     -----                                    ----
                                        President and Chief Executive Officer              March 26, 1999
/s/ Mark D. Mosca                       (Principal Executive Officer) and
--------------------------------        Director
Mark D. Mosca


/s/ Robert Clements*                    Chairman and Director                              March 26, 1999
--------------------------------
Robert Clements

/s/ Paul J. Malvasio                    Managing Director, Chief Financial                 March 26, 1999
--------------------------------        Officer and Treasurer (Principal
Paul J. Malvasio                        Financial Officer and Principal
                                        Accounting Officer)


/s/ Michael P. Esposito, Jr.*           Director                                           March 26, 1999
--------------------------------
Michael P. Esposito, Jr.

/s/ Stephen Friedman*                   Director                                           March 26, 1999
--------------------------------
Stephen Friedman

/s/ Lewis L. Glucksman*                 Director                                           March 26, 1999
--------------------------------
Lewis L. Glucksman

/s/ Ian R. Heap*                        Director                                           March 26, 1999
--------------------------------
Ian R. Heap

/s/ Thomas V. A. Kelsey*                Director                                           March 26, 1999
--------------------------------
Thomas V. A. Kelsey

/s/ Philip L. Wroughton*                Director                                           March 26, 1999
--------------------------------
Philip L. Wroughton

----------
* By Paul J. Malvasio, as attorney-in-fact and agent, pursuant to a power of attorney, a copy of which has been filed with the Securities and Exchange Commission as Exhibit 24 hereto.

/s/ Paul J. Malvasio
----------------------------------
Paul J. Malvasio
Attorney-in-Fact

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Risk Capital Holdings, Inc. and Subsidiary                              Pages
                                                                        -----

Report of Independent Accountants on Financial Statements..........      F-2

Consolidated Balance Sheet at December 31, 1998 and 1997...........      F-3

Consolidated Statement of Income and Comprehensive Income for the
  years ended December 31, 1998, 1997 and 1996.....................      F-4

Consolidated Statement of Changes in Stockholders' Equity for the
  years ended December 31, 1998, 1997 and 1996......................     F-5

Consolidated Statement of Cash Flows for the years ended December 31,
  1998, 1997 and 1996...............................................     F-6

Notes to Consolidated Financial Statements..........................     F-7

Schedules

 Report of Independent Accountants on Financial Statement Schedules      S-1

I.   Summary of Investments Other Than Investments in Related Parties
       at December 31, 1998 ........................................     S-2

II.  Condensed Financial Information of Registrant..................  S-3 to S-5

III. Supplementary Insurance Information for the years ended
       December 31, 1998, 1997 and 1996................................  S-6

IV.  Reinsurance for the years ended December 31, 1998, 1997 and 1996..  S-7

      Schedules other than those listed above are omitted for the reason that they are not applicable.

                        Report of Independent Accountants

To the Board of Directors and Stockholders of Risk Capital Holdings, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income and comprehensive income, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Risk Capital Holdings, Inc. and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
New York, New York
January 29, 1999, except as to Note 14,
which is as of March 25, 1999

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)

                                                                                                 December 31,
                                                                                         -----------------------------
                                                                                           1998                1997
                                                                                         ---------           ---------
Assets
Investments:
Fixed maturities (amortized cost: 1998, $173,379; 1997, $129,887)                        $ 174,540           $ 132,159
Publicly traded equity securities (cost: 1998, $110,598; 1997, $116,258)                   154,678             180,052
Privately held securities (cost: 1998, $109,966; 1997, $77,550)                            137,091              95,336
Short-term investments                                                                     108,809              89,167
                                                                                         ---------           ---------
       Total investments                                                                   575,118             496,714
Cash                                                                                        12,037               9,014
Accrued investment income                                                                    2,632               2,781
Premiums receivable                                                                         88,610              47,507
Reinsurance recoverable                                                                     31,087
Deferred policy acquisition costs                                                           23,515              17,292
Other assets                                                                                24,831               7,939
                                                                                         ---------           ---------
      Total Assets                                                                       $ 757,830           $ 581,247
                                                                                         =========           =========

Liabilities
Claims and claims expenses                                                               $ 216,657           $  70,768
Unearned premiums                                                                          102,775              74,234
Reinsurance premiums payable                                                                 5,396                 211
Investment accounts payable                                                                  3,981               1,996
Deferred income tax liability                                                               13,182              25,090
Other liabilities                                                                           17,837               7,917
                                                                                         ---------           ---------
      Total Liabilities                                                                    359,828             180,216
                                                                                         ---------           ---------

Stockholders' Equity
Preferred stock, $.01 par value:
  20,000,000 shares authorized (none issued)
Common stock, $.01 par value:
  80,000,000 shares authorized
  (issued: 1998, 17,102,503; 1997, 17,069,845)                                                 171                 171
Additional paid-in capital                                                                 341,878             341,162
Deferred compensation under stock award plan                                                (1,062)             (1,778)
Retained earnings                                                                           10,261               7,170
Accumulated other comprehensive income consisting of unrealized
 appreciation of investments, net of income tax                                             47,038              54,504
Less treasury stock, at cost (1998, 15,065; 1997, 11,383 shares)                              (284)               (198)
                                                                                         ---------           ---------
      Total Stockholders' Equity                                                           398,002             401,031
                                                                                         ---------           ---------
      Total Liabilities and Stockholders' Equity                                         $ 757,830           $ 581,247
                                                                                         =========           =========

                 See Notes to Consolidated Financial Statements

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
                      (In thousands, except per share data)

                                                                                         Years Ended December 31,
                                                                            1998                   1997                   1996
                                                                        ------------           ------------           ------------
Revenues
Net premiums written                                                    $    234,735           $    144,834           $     72,532
Increase in unearned premiums                                                (28,541)               (37,462)               (36,771)
                                                                        ------------           ------------           ------------
Net premiums earned                                                          206,194                107,372                 35,761
Net investment income                                                         15,687                 14,360                 13,151
Net realized investment gains (losses)                                        25,252                   (760)                 1,259
                                                                        ------------           ------------           ------------
     Total revenues                                                          247,133                120,972                 50,171
                                                                        ------------           ------------           ------------

Operating Costs and Expenses
Claims and claims expenses                                                   176,125                 73,407                 24,079
Commissions and brokerage                                                     50,537                 31,467                 10,197
Other operating expenses                                                      16,452                 13,523                 11,389
Foreign exchange (gain) loss                                                    (443)                   682                   (104)
                                                                                               ------------           ------------
     Total operating costs and expenses                                      242,671                119,079                 45,561
                                                                        ------------           ------------           ------------

Income
Income before income taxes and equity in net loss of investees                 4,462                  1,893                  4,610
                                                                        ------------           ------------           ------------
Federal income taxes:
        Current                                                                7,512                  1,761                  2,147
        Deferred                                                              (7,277)                (2,099)                (1,810)
                                                                        ------------           ------------           ------------
Income tax expense (benefit)                                                     235                   (338)                   337
                                                                        ------------           ------------           ------------

Income before equity in net loss of investees                                  4,227                  2,231                  4,273
Equity in net loss of investees                                               (1,136)                  (192)                  (161)
                                                                        ------------           ------------           ------------
     Net income                                                                3,091                  2,039                  4,112
                                                                        ------------           ------------           ------------

Other Comprehensive Income (Loss), Net of Tax

Change in net unrealized appreciation (depreciation) of
investments, net of tax                                                       (7,466)                45,068                  5,705
                                                                        ------------           ------------           ------------

Comprehensive Income (Loss)                                             ($     4,375)          $     47,107           $      9,817
                                                                        ============           ============           ============

Average shares outstanding
Basic                                                                     17,065,165             17,032,601             16,981,724
Diluted                                                                   17,718,223             17,085,788             16,983,909

Per Share Data
Net Income (Loss) - Basic                                                $      0.18           $       0.12           $       0.24
                  - Diluted                                              $      0.17           $       0.12           $       0.24
Comprehensive Income (Loss) - Basic                                     ($      0.26)          $       2.77           $       0.58
                            - Diluted                                   ($      0.26)          $       2.76           $       0.58

                 See Notes to Consolidated Financial Statements

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (In thousands)

                                                                                        Years Ended December 31,
                                                                               1998                1997                1996
                                                                             ---------           ---------           ---------
Common Stock
Balance at beginning of year                                                 $     171           $     170           $     169
Issuance of common stock

Restricted common stock issued                                                                           1                   1
                                                                             ---------           ---------           ---------
     Balance at end of year                                                        171                 171                 170
                                                                             ---------           ---------           ---------

Additional Paid-in Capital
Balance at beginning of year                                                   341,162             340,435             338,737
Issuance of common stock                                                           716                 727               1,698
                                                                             ---------           ---------           ---------
     Balance at end of year                                                    341,878             341,162             340,435
                                                                             ---------           ---------           ---------

Deferred Compensation Under Stock Award Plan
Balance at beginning of year                                                    (1,778)             (2,959)             (3,441)
Restricted common stock issued                                                    (296)               (506)             (1,487)
Compensation expense recognized                                                  1,012               1,687               1,969
                                                                             ---------           ---------           ---------
     Balance at end of year                                                     (1,062)             (1,778)             (2,959)
                                                                             ---------           ---------           ---------

Retained Earnings
Balance at beginning of year                                                     7,170               5,131               1,019
Net income                                                                       3,091               2,039               4,112
                                                                             ---------           ---------           ---------
     Balance at end of year                                                     10,261               7,170               5,131
                                                                             ---------           ---------           ---------

Treasury Stock, At Cost
Balance at beginning of year                                                      (198)
Purchase of treasury shares                                                        (86)               (198)
                                                                             ---------           ---------           ---------
Balance at end of year                                                            (284)               (198)
                                                                             ---------           ---------           ---------

Accumulated Other Comprehensive Income Consisting of Unrealized
Appreciation (Depreciation) of Investments, Net of Income Tax
Balance at beginning of year                                                    54,504               9,436               3,731
Change in unrealized appreciation                                               (7,466)             45,068               5,705
                                                                             ---------           ---------           ---------
     Balance at end of year                                                     47,038              54,504               9,436
                                                                             ---------           ---------           ---------

Total Stockholders' Equity
Balance at beginning of year                                                   401,031             352,213             340,215
Issuance of common stock                                                           716                 728               1,699
Change in unrealized appreciation of investments, net of income tax             (7,466)             45,068               5,705
Change in deferred compensation                                                    716               1,181                 482
Net income                                                                       3,091               2,039               4,112
Purchase of treasury shares                                                        (86)               (198)
                                                                             ---------           ---------           ---------
     Balance at end of year                                                  $ 398,002           $ 401,031           $ 352,213
                                                                             =========           =========           =========

                 See Notes to Consolidated Financial Statements

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)

                                                                                 Years Ended December 31,
                                                                        1998                1997                1996
                                                                      ---------           ---------           ---------
Operating Activities
Net income                                                            $   3,091           $   2,039           $   4,112
  Adjustments to reconcile net income to net cash
  Provided by (used for) operating activities:
    Liability for claims and claims expenses, net                       145,889              49,998              20,770
    Unearned premiums                                                    28,541              36,886              37,348
    Premiums receivable                                                 (41,103)            (23,838)            (23,669)
    Accrued investment income                                               149                (630)                291
    Reinsurance recoverable                                             (31,087)              1,098              (1,098)
    Reinsurance balances payable                                          5,185                (325)                536
    Deferred policy acquisition costs                                    (6,223)            (10,274)             (7,018)
    Net realized investment (gains)/losses                              (25,252)                760              (1,259)
    Deferred income tax asset                                            (7,889)             (2,202)             (1,897)
    Other liabilities                                                     9,920                 (78)              4,560
    Other items, net                                                    (12,715)             (4,396)             (1,687)
                                                                      ---------           ---------           ---------
Net Cash Provided By Operating Activities                                68,506              49,038              30,989
                                                                      ---------           ---------           ---------

Investing Activities
Purchases of fixed maturity investments                                (295,912)           (239,395)           (232,568)
Sales of fixed maturity investments                                     254,716             241,035             226,927
Net sales (purchases) of short-term investments                         (16,924)             20,390              53,982
Purchases of equity securities                                         (110,321)            (95,738)           (110,551)
Sales of equity securities                                              102,876              33,104              34,352
Purchases of furniture, equipment and leasehold improvements               (252)               (910)             (2,859)
                                                                      ---------           ---------           ---------
Net Cash Used For Investing Activities                                  (65,817)            (41,514)            (30,717)
                                                                      ---------           ---------           ---------

Financing Activities
Common stock issued                                                         716                 728               1,699
Purchase of treasury shares                                                 (86)               (198)
Deferred compensation on restricted stock                                  (296)               (506)             (1,487)
                                                                      ---------           ---------           ---------
Net Cash Provided By Financing Activities                                   334                  24                 212
                                                                      ---------           ---------           ---------

Increase in cash                                                          3,023               7,548                 484
Cash beginning of year                                                    9,014               1,466                 982
                                                                      ---------           ---------           ---------
Cash end of year                                                      $  12,037           $   9,014           $   1,466
                                                                      =========           =========           =========

                 See Notes to Consolidated Financial Statements

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.          Formation and Capitalization

            Risk Capital Holdings, Inc. ("RCHI"), incorporated in March 1995 under the laws of the State of Delaware, is a holding company whose wholly owned subsidiary, Risk Capital Reinsurance Company ("Risk Capital Reinsurance"), a Nebraska corporation, was formed to provide, on a global basis, property and casualty reinsurance and other forms of capital, either on a stand-alone basis or as part of integrated capital solutions for insurance companies with capital needs that cannot be met by reinsurance alone. RCHI and Risk Capital Reinsurance are collectively referred to herein as the "Company". In September 1995, through its initial public offering, related exercise of the underwriters' over-allotment option and direct sales of 16,750,625 shares of RCHI's common stock, par value $.01 per share (the "Common Stock"), at $20 per share, and the issuance of warrants, RCHI was capitalized with net proceeds of approximately $335.0 million, of which $328.0 million was contributed to the statutory capital of Risk Capital Reinsurance. In July 1998, Risk Capital Reinsurance capitalized its wholly owned subsidiary, Cross River Insurance Company ("Cross River"), with $20 million. Cross River received its Nebraska license in October 1998, and intends to seek authorization to operate in most other states as an excess and surplus lines insurer.

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

            The Company generally seeks to write a small number of large reinsurance treaty transactions that may also be integrated with an equity investment in client companies. Such reinsurance may include traditional and finite risk property and casualty reinsurance treaty coverages, including excess of loss reinsurance and quota share or proportional reinsurance. The Company also writes treaty reinsurance for ocean marine, aviation and satellite, fidelity and surety, and accident and health risks. The Company's investment strategy is focused on the insurance industry. A principal component of this strategy is investing a significant portion of invested assets in publicly traded and privately held equity securities issued by insurance and reinsurance companies and companies providing services to the insurance industry.

            The Company obtains substantially all of its reinsurance through intermediaries which represent the cedent in negotiations for the purchase of reinsurance. In addition to investment opportunities arising from the activities of Marsh & McLennan Capital, Inc. ("MMCI"), as the Company's equity investment advisor, the Company is provided with investment opportunities by reinsurance brokers and traditional financing sources, including investment banking firms, venture capital firms and other banking and financing sources, both acting as principal investors and intermediaries. Underwriting opportunities may arise from such sources in connection with the Company's investment activities as part of integrated transactions.

2.          Summary of Significant Accounting Policies

            Basis of Presentation

            The consolidated financial statements have been prepared in conformity with generally accepted accounting principles ("GAAP") and include the accounts of RCHI, Risk Capital Reinsurance and Cross River. All intercompany transactions and balances have been eliminated in consolidation. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. See Note 14 Subsequent Events.

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

            The estimated fair value of investments in privately held securities, other than those carried under the equity method, is initially equal to the cost of such investments until the investments are revalued based principally on substantive events or other factors which could indicate a diminution or appreciation in value, such as an arm's-length third party transaction justifying an increased valuation or adverse development of a significant nature requiring a write down. The Company periodically reviews the valuation of investments in privately held securities with MMCI, its equity investment advisor.

            Realized investment gains or losses on the sale of investments are determined by the specific identification method and recorded in net income. Unrealized appreciation or depreciation of securities which are carried at fair value is excluded from net income and recorded as a separate component of stockholders' equity, net of applicable deferred income tax.

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

            Claims and Claims Expenses

            The reserve for claims and claims expenses consists of unpaid reported claims and claims expenses and estimates for claims incurred but not reported. These reserves are based on reports received from ceding companies, supplemented by the Company's estimates of reserves for which ceding company reports have not been received, and the Company's own historical experience. To the extent that the Company's own historical experience is inadequate for estimating reserves, such estimates will be determined based upon industry experience and management's judgment. The ultimate liability may vary from such estimates, and any adjustments to such estimates are reflected in income in the period in which they become known (see Note 14 Subsequent Events). Reserves are recorded without consideration of potential salvage or subrogation recoveries which are estimated to be immaterial. Such recoveries, when realized, are reflected as a reduction of claims incurred.

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

            Comprehensive Income

            In presenting its financial statements, the Company has adopted the reporting of comprehensive income in a one financial statement approach, consistent with Statement of Financial Accounting Standards ("SFAS") No.
      130. Comprehensive income is comprised of net income and other comprehensive income, which for the Company consists of the change in net unrealized appreciation or depreciation of investments, net of tax. In addition, prior periods have been reclassified to reflect the new accounting standard in order to make prior results comparable to current reporting.

            Comprehensive income for the Company consists of net income (loss) and the change in unrealized appreciation or depreciation, net of income tax, as follows:

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2.       Summary of Significant Accounting Policies (continued)

                                                                   (In thousands, except per share data)
                                                                          Years Ended December 31,
                                                                  1998               1997             1996
                                                                --------           --------         --------
Net income                                                      $  3,091           $  2,039         $  4,112
Other comprehensive income net of tax:
Unrealized appreciation (depreciation) of investments:
    Unrealized holdings gains arising during period                8,948             44,574            6,523
    Less, reclassification adjustment for net realized
    (gains) losses included in net income                        (16,414)               494             (818)
                                                                --------           --------         --------
Other comprehensive income (loss)                                 (7,466)            45,068            5,705
                                                                --------           --------         --------
Comprehensive income (loss)                                     ($ 4,375)          $ 47,107         $  9,817
                                                                ========           ========         ========
Comprehensive income (loss) per share:
     Basic                                                      ($  0.26)          $   2.77         $   0.58
                                                                ========           ========         ========
     Diluted                                                    ($  0.26)          $   2.76         $   0.58
                                                                ========           ========         ========

            Earnings Per Share Data

            Earnings per share are computed in accordance with SFAS No. 128, "Earnings per share" (see Note 12 for the Company's earnings per share computations). Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of shares of Common Stock outstanding for the periods. Diluted earnings per share reflect the potential dilution that could occur if Class A and B warrants and employee stock options were exercised or converted into Common Stock. All earnings per share amounts for all periods presented, where necessary, have been restated to conform to the SFAS No. 128 requirements.

            Segment Information

            In June 1997, the Financial Accounting Standards Board ("FASB"), issued SFAS No. 131 "Disclosure About Segments of an Enterprise and Related Information". This Statement establishes standards for the way that public business enterprises report information about operating segments in annual and interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers.

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

            The Company operates in one reportable business segment, of providing property casualty reinsurance and other forms of capital to insurance and reinsurance companies and making investments in insurance and insurance related entities on a global basis. This segment includes the results of Risk Capital Reinsurance and Cross River, and consists primarily of the premiums, claims and claims expenses, other operating expenses and investment results. The Company's adoption of SFAS No. 131 did not have a material impact on the Company's financial statements or the accompanying notes. See Note 11 for information concerning the Company's business.

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2.          Summary of Significant Accounting Policies (continued)

            Market Risk Sensitive Instruments

            The Securities and Exchange Commission ("SEC") issued Financial Reporting Release ("FRR") No. 48 which included amended rules requiring domestic and foreign issuers to clarify and expand existing disclosure for derivative financial instruments, other financial instruments and derivative commodity instruments (collectively, "market risk sensitive instruments"). The amendments require enhanced disclosure of accounting policies for derivative financial instruments and derivative commodity instruments (collectively, "derivatives"). In addition, the amendments expand existing disclosure requirements to include quantitative and qualitative information about market risk inherent in market risk sensitive instruments, which disclosure will be subject to safe harbor protection under the new SEC rule (see Management's Discussion and Analysis of Financial Condition and Results of Operations included in the accompanying Annual Report on Form 10-K of the Company). These amendments are designed to provide additional information about market risk sensitive instruments which investors can use to better understand and evaluate market risk exposures of registrants, including the Company.

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

            Goodwill

            In connection with its acquisitions of privately held equity securities recorded under the equity method of accounting, the Company amortizes goodwill on a straight line basis for periods from five years to 25 years. Goodwill at December 31, 1998 and 1997 was $10,638,000, $12,566,000, respectively. Amortization of goodwill included in equity in net loss of investees in 1998 and 1997 was $1,000,000 and $248,000, respectively. There was no goodwill recorded in 1996.

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

            New Accounting Pronouncements

            Derivatives and Hedging

            In June 1998, the FASB issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivative financial instruments be recognized in the statement of financial position as either assets or liabilities and measured at fair value.

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2.          Summary of Significant Accounting Policies (continued)

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

            The Company will adopt this Statement in the first quarter of 2000. Generally, the Company has not invested in derivative financial instruments. However, derivatives may be embedded in other financial instruments, such as convertible securities and prepayment options in mortgages. If the embedded derivative meets certain criteria, it must be bifurcated from the host contract and separately accounted for consistent with other derivatives.

            The Company's portfolio includes market sensitive instruments, such as convertible securities and mortgage-backed securities, which are subject to prepayment risk and changes in market value in connection with changes in interest rates. The Company's investments in mortgage-backed securities are classified as available for sale and are not held for trading purposes. Assuming the current investment strategy at the time of adoption, the Company's presentation of financial information under the new Statement will not be materially different than the current presentation.

            Start-Up Costs

            In April 1998, the Accounting Standards Executive Committee ("AcSEC"), issued Statement of Position ("SOP") 98-5 "Reporting on the Costs of Start-Up Activities." This Statement requires costs of start-up activities, including organization costs, to be expensed as incurred. Unless another conceptual basis exists under other generally accepted accounting literature to capitalize the cost of an activity, costs of start-up activities cannot be capitalized.

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

            The Company and its investee companies currently defer and amortize organization and start-up costs over a three to five year period. The change in accounting principle will result in the write-off of previously capitalized start up costs. At December 31, 1998, the Company's unamortized capitalized start-up costs, including its proportionate share of such costs deferred by investee companies, was approximately $0.7 million.

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2.          Summary of Significant Accounting Policies (continued)

            Internal-Use Software

            In March 1998, AcSEC issued SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The SOP is effective for fiscal years beginning after December 15, 1998. The SOP requires companies to capitalize certain costs incurred in connection with an internal-use software project. Internal-use software includes software internally developed, acquired or modified solely to meet the Company's internal needs and no plan exists during the development to market the software externally. Such costs are not significant for the Company. Accordingly, the adoption of SOP 98-1 will not have a material impact on the Company's financial statements.

3.          Investment Information

            Net Investment Income

            The components of net investment income were derived from the following sources:

                                                              (In thousands)
                                                          Years Ended December 31,
                                                 -----------------------------------------
                                                   1998             1997             1996
                                                 -------          -------          -------
      Fixed maturity securities                  $10,500          $ 7,105          $ 7,470
      Publicly traded equity securities            4,022            3,272            1,606
      Privately held equity securities               426              157               56
      Short-term investments                       4,386            6,039            5,491
                                                 -------          -------          -------
      Gross investment income                     19,334           16,573           14,623
      Investment expenses                          3,647            2,213            1,472
                                                 -------          -------          -------
      Net investment income                      $15,687          $14,360          $13,151
                                                 =======          =======          =======

            Realized and Unrealized Investment Gains (Losses)

            Realized investment gains (losses) were as follows:

                                                                     (In thousands)
                                                                 Years Ended December 31,
                                                       ------------------------------------------
                                                          1998             1997              1996
                                                       -------          -------           -------
      Net realized investment gains (losses):
         Fixed maturity securities                     $ 1,472          $   275           ($  359)
         Publicly traded equity securities              16,582            3,878             1,549
         Privately held securities                       7,198           (4,913)               69
                                                       -------          -------           -------
         Sub-total                                      25,252             (760)            1,259
                                                       -------          -------           -------
         Income tax expense (benefit)                    8,838             (266)              441
                                                       -------          -------           -------
         Net realized investment gains
         (losses), net of tax                          $16,414          ($  494)          $   818
                                                       =======          =======           =======

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

3.          Investment Information (continued)

            The following tables reconcile estimated fair value and carrying value to the amortized cost of fixed maturity and equity securities:

                                                                               (In thousands)
                                                                             December 31, 1998
                                                              ----------------------------------------------------
                                                              Estimated
                                                              Fair Value
                                                                 and          Gross       Gross
                                                               Carrying    Unrealized   Unrealized       Amortized
                                                                Value         Gains      (Losses)          Cost
                                                              ---------     ---------    ---------       ---------
      Fixed maturities:
        U.S. government and government agencies               $  39,283     $     606    ($     60)      $  38,737
        Municipal bonds                                          45,273         1,193          (11)         44,091
        Mortgage and asset backed securities                     33,532           397          (46)         33,181
        Corporate bonds                                          56,256           962       (1,882)         57,176
        Foreign governments                                         196             2                          194
                                                              ---------     ---------    ---------       ---------
        Sub-total fixed maturities                              174,540         3,160       (1,999)        173,379
      Equity securities:
       Publicly traded                                          154,678        51,093       (7,013)        110,598
       Privately held                                           137,091        27,125                      109,966
                                                              ---------     ---------    ---------       ---------
       Sub-total equity securities                              291,769        78,218       (7,013)        220,564
                                                              ---------     ---------    ---------       ---------
       Total                                                  $ 466,309     $  81,378    ($  9,012)      $ 393,943
                                                              =========     =========    =========       =========

                                                                               (In thousands)
                                                                             December 31, 1997
                                                              ----------------------------------------------------
                                                              Estimated
                                                              Fair Value
                                                                 and          Gross       Gross
                                                               Carrying    Unrealized   Unrealized       Amortized
                                                                Value         Gains      (Losses)          Cost
                                                              ---------     ---------    ---------       ---------
      Fixed maturities:
      U.S. government and government agencies                 $  44,135     $     303    ($      3)      $  43,835
        Municipal bonds                                          37,637         1,104                       36,533
        Mortgage and asset backed securities                     30,487           408           (3)         30,082
        Corporate bonds                                          19,323           419          (21)         18,925
        Foreign governments                                         577            65                          512
                                                              ---------     ---------    ---------       ---------
        Sub-total fixed maturities                              132,159         2,299          (27)        129,887
      Equity securities:
        Publicly traded                                         180,052        63,794                      116,258
        Privately held                                           95,336        17,786                       77,550
                                                              ---------     ---------    ---------       ---------
        Sub-total equity securities                             275,388        81,580                      193,808
                                                              ---------     ---------    ---------       ---------
        Total                                                 $ 407,547     $  83,879    ($     27)      $ 323,695
                                                              =========     =========    =========       =========

            At December 31, 1998, all of the Company's equity investments were in securities issued by insurance and reinsurance companies or companies providing services to the insurance industry.

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

3.          Investment Information (continued)

            At December 31, 1998, the publicly traded equity portfolio consisted of the following:

                                                                         (In thousands)
                                                                        December 31, 1998
                                                          -------------------------------------------
                                                          Estimated Fair         Net
                                                             Value and       Unrealized
                                                          Carrying Value        Gains          Cost
                                                          --------------      --------       --------
      Common Stocks:
      ACE Limited                                            $ 16,716         $  6,177       $ 10,539
      American International Group, Inc.                       16,290            7,304          8,986
      Arthur J. Gallagher                                      19,856            5,039         14,817
      Centris Group                                               936              (94)         1,030
      XL Capital Ltd.                                          29,250           16,565         12,685
      E.W. Blanch Holdings, Inc.                               25,403           14,043         11,360
      Farm Family Holdings, Inc.                                3,060               77          2,983
      IPC Holdings, Ltd.                                       11,292           (2,664)        13,956
      LaSalle Re Holdings, Ltd.                                 8,874           (3,613)        12,487
      Limit PLC                                                 2,706             (180)         2,886
      Meadowbrook Insurance Group                                 329             (192)           521
      Partner Re, Ltd.                                          1,702               79          1,623
      Pennsylvania Mfrs. Corp.                                    978               (7)           985
      Poe & Brown                                                 971              (17)           988
      Trenwick Group Inc.                                       4,362             (247)         4,609
      Preferred Stock:
      St. Paul Companies, 6% Convertible Preferred             11,953            1,810         10,143
                                                             --------         --------       --------
               Total                                         $154,678         $ 44,080       $110,598
                                                             ========         ========       ========

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

3.          Investment Information (continued)

            Privately held securities consisted of the following:

                                                                                         (In thousands)
                                                                      Percentage          December 31,
                                                                       Ownership       1998          1997
                                                                      ----------    ----------    ----------
      Carried  under the equity method:
      Arbor Acquisition Corp. (Montgomery & Collins, Inc.)               37.3%      $      500
      The ARC Group, LLC                                                 27.0%           9,448    $   10,341
      Arx Holding Corp.                                                  35.2%           2,400         2,425
      Capital Protection Insurance Services, LLC                         51.0%             250           182
      First American Financial Corporation                               37.9%           9,805         6,572
      Island Heritage Insurance Company, Ltd.                            33.0%           3,101         3,950
      LARC Holdings, Ltd.                                                23.9%          25,349        24,496
      New Europe Insurance Ventures                                      14.6%           1,083           730
      Providers' Assurance Corporation                                   34.3%              --         3,637
      Sunshine State Holding Corporation                                 21.5%           1,688         1,424
                                                                                    ----------    ----------
           Sub-total                                                                    53,624        53,757
                                                                                    ----------    ----------

      Carried at fair value:
      Altus Holdings, Ltd.                                               28.6%           6,667
      Annuity and Life Re (Holdings) Ltd.                                 5.6%          34,243
      GuideStar Health Systems, Inc.                                      2.6%           1,000         1,000
      Peregrine Russell Miller Insurance Fund of Asia Limited            44.0%                         4,399
      Sorrento Holdings, Inc.                                             n/a            5,113
      Sovereign Risk Insurance Ltd.                                       9.0%             246           246
      Stockton Holdings Limited                                           1.7%          10,000
      Terra Nova (Bermuda) Holdings, Ltd.                                 3.5%          21,323        23,250
      TRG Associates, LLC                                                 8.8%           4,875         4,875
      Venton Holdings, Ltd.                                               9.9%                         7,809
                                                                                    ----------    ----------
           Sub-total                                                                    83,467        41,579
                                                                                    ----------    ----------
           Total                                                                    $  137,091    $   95,336
                                                                                    ==========    ==========

            In addition, the Company had investment commitments relating to its privately held securities in the amounts of $10.4 million and $22.6 million at December 31, 1998 and 1997, respectively.

            Set forth below is certain information relating to each of the Company's investments and investment commitments in privately held securities at December 31, 1998.

            Investments Carried Under The Equity Method:

            Arbor Acquisition Corp. (Montgomery & Collins, Inc.)

            In March 1998, the Company purchased for approximately $2.8 million a 34.5% economic and voting interest in Arbor Acquisition Corp. ("Arbor"), the parent of Montgomery & Collins, Inc., a Boston-based national surplus lines and wholesale brokerage firm which operates in 11 cities, in addition to Boston. The investment was made concurrently with investments by Marsh & McLennan Risk Capital Holdings, Ltd. ("MMRCH"), MMCI's parent.

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

3.          Investment Information (continued)

            In September 1998, the Company invested an additional $845,000 in Arbor, increasing the Company's ownership interest to approximately 37.3%.

            In December 1998, the Company recorded a realized loss of $2.4 million by reducing the carrying value of its investment in Arbor to $500,000.

            The Company records its equity in the operating results of Arbor on a quarter-lag basis.

            For the period recorded in 1998, the Company's equity in net loss, net of goodwill amortization and net of tax, was $506,000 or $0.03 per share.

            The ARC Group, LLC

            In July 1997, the Company completed its acquisition, effective May 1997, of a 27.0% economic and voting interest in The ARC Group, LLC ("ARC"), a Long Island-based wholesaler of specialty insurance for approximately $9.5 million. ARC, founded in 1986, is an independent whole-sale insurance broker and managing general agent specializing in the placement of professional liability insurance, primarily directors and officers liability coverage. The Company is a co-investor with MMRCH and ARC's founders, who continue to have managerial control over the daily operations.

            In January 1998 and August 1998, the Company received distributions of $1.3 million and $1.3 million, respectively, from ARC. Such distributions were recorded as a reduction to the carrying value of the investment.

            The Company records its equity in the operating results of ARC on a two-month lag basis.

            For the year ended 1998 and for the period recorded in 1997, the Company's equity in net income, net of goodwill amortization and net of tax, was $1.0 million, or $0.06 per share, and $561,000, or $0.03 per share, respectively.

            Arx Holding Corp.

            In December 1997, the Company acquired a 35.2% economic and voting interest in Arx Holding Corp. ("ARX"), a Florida-based company for $2,425,000. ARX, through its recently formed wholly owned subsidiary American Strategic Insurance Corp., underwrites homeowners policies in the State of Florida produced in the open market, and may also seek to offer other lines of insurance in Florida and other states.

            The Company provides reinsurance for ARX. A subsidiary of XL Capital Ltd. ("XL") is a co-investor in ARX and also provides reinsurance for ARX.

            The Company's net premiums written and net premiums earned from business developed by ARX were $2.8 million and $1.1 million, respectively, in 1998.

            The Company records its equity in the operating results of ARX on a quarter-lag basis.

            For the year ended 1998, the Company's equity in net loss, net of goodwill amortization and net of tax, was $63,000.

            Capital Protection Insurance Services, LLC

            In May 1997, the Company acquired a 51% economic interest (49% voting interest) in Capital Protection Insurance Services, LLC ("CPI"), a newly formed underwriting management company headquartered in New York City offering specialty risk and alternative market insurance solutions. The Company co-invested with CPI's founders.

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

3.          Investment Information (continued)

            The Company also provided reinsurance capacity for the business CPI develops. Net premiums written and net premiums earned recorded by the Company from casualty and multi-line business developed by CPI were $16.3 million and $12.3 million, respectively, in 1998 and $857,399 and $178,527, respectively, in 1997.

            At December 31, 1998, the Company recorded a realized loss of $862,000 by reducing the carrying value of its investment in CPI to $250,000.

            The Company records its equity in the operating results of CPI on a one-month lag basis.

            For the year ended 1998 and the period recorded in 1997, the Company's equity in the net loss, net of tax, was $115,700, or $0.01 per share, and $279,786, or $0.02 per share. See Note 14 Subsequent Events.

            First American Financial Corporation

            In February 1997, the Company acquired a 35.5% voting and economic interest in First American Financial Corporation ("FAFC") for $6.5 million.

            First American, a Missouri-based company, through its wholly owned subsidiaries including First American Insurance Company, underwrites specialty vehicle property and casualty insurance coverages with emphasis placed on collateral protection.

            In June 1998, the Company invested an additional $3.8 million in FAFC, bringing the total investment to approximately $10 million, representing an approximately 38% interest. The investment was made in connection with the purchase by The Trident Partnership, L.P. ("Trident"), a dedicated insurance industry private equity fund managed by MMCI, of the remaining approximately 62% of the outstanding capital stock of FAFC.

            In December 1998, the Company loaned to FAFC $1.3 million in the form of a demand note. Interest will accrue at a fixed rate of 10% per annum, compounded semi-annually.

            The Company records its equity in the operating results of FAFC on a quarter-lag basis.

            For the year ended 1998, the Company's equity in net loss, net of goodwill amortization and net of tax, was $1.3 million, or $0.08 per share, and for the period recorded in 1997, the Company's equity in the net income, net of goodwill amortization and net of tax, was $32,036.

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

3.          Investment Information (continued)

            For the years ended 1998 and 1997 and the period recorded in 1996, the Company's equity in net loss, net of tax, was $551,850, or $0.03 per share, $195,922, or $0.01 per share, and $161,000, or $0.01 per share, respectively.

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

            The Company co-invested with a subsidiary of XL, which holds a majority interest in LARC, and the founders of LARC.

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

            For the year ended 1998, the Company's equity in net income, net of goodwill amortization and net of tax, was $531,700, or $0.03 per share, and for the period recorded in 1997, the Company's equity in the net loss, net of tax, was $18,936.

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

            The $1.1 million investment balance at December 31, 1998 is composed of four investments in insurance related companies and unamortized organizational costs, placement fees and other start-up expenses.

            The unfunded commitment remaining at December 31,1998 was approximately $3.7 million.

            The Company records its equity in the operating results of NEIV on a quarter-lag basis.

            For the year ended 1998 and for the period recorded in 1997, the Company's equity in the net loss, net of tax, was $141,700 and $54,532, respectively.

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

3.          Investment Information (continued)

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

            Under the agreements with Providers, the Company had the right to provide certain reinsurance on insurance programs developed by Providers during specified time periods.

            In November 1998, the Company sold its interest in Providers for approximately $1.2 million, resulting in a net realized investment loss, net of tax, of $1.2 million, or $0.07 cents per share.

            The Company recorded its equity in the operating results of Providers on a two-month lag basis.

            For the year ended December 31, 1998 and for the period recorded in 1997, the Company's equity in the net loss, net of goodwill amortization and net of tax, was $214,000, or $0.01 per share, and $236,104, or $0.01 per share.

            The Company's net premiums written and net premiums earned from business developed by Providers were $371,175 and $310,360, respectively, in 1998 and $344,118 and $86,030, respectively in 1997.

            Sunshine State Holding Corporation

            In December 1997, the Company acquired a 21.5% economic and voting interest in Sunshine State Holding Corporation ("Sunshine State"), a newly formed Florida-based company, for $1.4 million.

            Sunshine State and its subsidiaries, which includes Sunshine State Insurance Company, a Florida domiciled insurer, underwrite homeowners policies in the State of Florida obtained from the Florida Residential Property and Casualty Joint Underwriting Association in accordance with the Market Challenge Program of the Florida Department of Insurance. Sunshine State also insures homeowners policies produced through the open market and offers other lines of insurance in Florida and other states. In connection with the investment, the Company provides reinsurance for Sunshine State. A subsidiary of XL invested in Sunshine State and will also provide reinsurance for Sunshine State during specified periods.

            The Company records its equity in the operating results of Sunshine on a quarter-lag basis.

            The Company's net premiums written and net premiums earned from business developed by Sunshine State were $3.9 million and $4.5 million, respectively, in 1998.

            For the year ended 1998, the Company's equity in net loss, net of tax, was $171,600, or $0.01 per share.

            Investments Carried at Fair Value:

            Altus Holdings, Ltd.

            In March 1998, the Company purchased for $10 million an approximately 28.3% economic interest (9.9% voting interest) in Altus Holdings, Ltd. ("Altus"), a new Cayman Islands company formed to provide rent-a-captive and other underwriting management services for risks of individual corporations and insurance programs developed by insurance intermediaries. The Company's investment was funded through two-thirds cash and one-third through a letter of credit. The balance of the $35 million of initial capital invested in

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

3.          Investment Information (continued)

            Altus was contributed by Trident, XL, MMRCH and members of Altus' management. The Company may provide reinsurance capacity for business developed by Altus.

            The Company issued a letter of credit in the amount of $5.8 million for Trident's unfunded investment commitment in Altus for an annual fee of $58,000, or 100 basis points on the letter of credit amount.

            Annuity and Life Re (Holdings), Ltd.

            In April 1998, the Company acquired for approximately $20 million a minority interest in Annuity and Life Re (Holdings), Ltd. ("Annuity and Life Re"), a new Bermuda-based reinsurance company formed to provide annuity and life reinsurance. The Company coinvested with XL concurrently with the consummation of Annuity and Life Re's initial public offering. The Company purchased approximately 1.4 million common shares of Annuity and Life Re and warrants to purchase at an exercise price of $15.00 per share (the initial public offering price) an additional 100,000 common shares. The aggregate purchase price paid by the Company was based on a price of $14.10 for a unit consisting of one common share and certain warrants. The Company owns approximately 5.6% of the outstanding common shares of Annuity and Life Re following the exercise of the underwriters' over-allotment option. Annuity and Life Re's common shares are quoted on The Nasdaq Stock Market's National Market ("NASDAQ") under the symbol "ALRE." The Company is subject to a one-year lock-up period and therefore carries this investment at a discount to its current market price until such restriction expires in April 1999.

            At December 31, 1998, the Company recorded its investment in Annuity and Life Re at the closing price reported by NASDAQ on such date less a discount for trading restrictions.

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

            At December 31, 1998, the Company has an additional capital commitment of $1 million to fund GuideStar's operations.

            Trident also invested in GuideStar.

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

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

3.          Investment Information (continued)

            At December 31, 1997, the Company recorded a net realized investment loss, net of tax, of $3.0 million, or $0.18 cents per share, based on the Company's interest in the unaudited net asset value of the Asian Fund reported in United States dollars on January 6, 1998.

            In February 1998, the Company's investment in the Asian Fund was redeemed.

            Sorrento Holdings, Inc.

            In October 1998, the Company purchased $5 million of Class C Cumulative Redeemable Preferred Stock (the "Preferred C Shares") of Sorrento Holdings, Inc. ("Sorrento"). The Preferred C Shares will accrue interest at the rate of 6% per annum and are subject to mandatory redemptions through December 31, 2000. Sorrento's obligation to redeem the Preferred C Shares is secured by an irrevocable letter of credit.

            Sorrento was formed by Clarendon National Insurance Company ("Clarendon") and the Arrowhead Group ("Arrowhead"), a managing agency. Sorrento intends to form a wholly owned subsidiary, Sorrento Insurance Company, to underwrite automobile liability and physical damage policies produced by Arrowhead. In connection with the issuance of the Preferred C Shares, the Company is providing reinsurance to Clarendon in respect of automobile physical damage policies and may provide reinsurance on other business produced by Arrowhead.

            Sovereign Risk Insurance Ltd.

            In July 1997, the Company acquired a 9.0% voting and economic interest in Sovereign Risk Insurance Ltd. ("Sovereign Risk"), a newly formed Bermuda-based managing general agency, for $237,500.

            Sovereign Risk provides underwriting services for political risk insurance coverages for the Company, ACE Insurance Company, Ltd. and a subsidiary of XL, who are also co-investors in Sovereign Risk.

            The Company's net premiums written and net premiums earned from business developed by Sovereign Risk were $1,397,000 and $887,000, respectively, in 1998 and $175,000 and $51,130, respectively, in 1997.

            Stockton Holdings Limited

            In June 1998, the Company acquired for $10 million a 1.7% interest in Stockton Holdings Limited ("Stockton Holdings"), a Cayman Islands insurance holding company. Stockton Holdings conducts a world-wide reinsurance business through its wholly owned subsidiary Stockton Reinsurance Limited, a Bermuda-based reinsurance company writing specialty risks with a focus on finite products. The Company's investment was made as part of a private placement by Stockton Holdings.

            Terra Nova (Bermuda) Holdings, Ltd.

            In October 1995, the Company acquired a 3.6% voting and economic interest in Terra Nova (Bermuda) Holdings, Ltd. ("Terra Nova") for $8.9 million.

            Terra Nova, based in Bermuda, is a holding company for two principal operating insurance companies located in Bermuda and London that write property and casualty reinsurance. In April 1996, Terra Nova completed the initial public offering of its common stock, which is traded on the New York Stock Exchange ("NYSE") under the symbol "TNA."

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

3.          Investment Information (continued)

            At December 31, 1998 and 1997, the Company recorded its investment in Terra Nova at the closing price reported on the NYSE on such date.

            In December 1998, the Company sold 41,000 shares of Terra Nova and recorded a realized gain of approximately $800,000, reducing the Company's voting and economic interest to 3.5%.

            Dividend income recorded in 1998, 1997 and 1996 received from Terra Nova was $ 213,000, $157,000 and $56,000, respectively.

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

            TRG, located in Chicago, was formed to manage and pay off claims liabilities on policies that insurance subsidiaries of Talegen Holdings, Inc., a subsidiary of Xerox Corporation, had written prior to 1993. Such liabilities include substantial amounts of claims from asbestos, environmental and other latent exposures, which are subject to significantly greater uncertainty than normally associated with the establishment of claims liabilities for other exposures.

            The investors in LLC are entitled to receive an annual 10% dividend return, which is dependent upon various factors, including the adequacy of claims liabilities, the availability of funds and the satisfaction of certain conditions, including the required payment of interest and principal on debt as well as board approval. Subject to additional considerations, LLC may also share in further dividends. The Company received a dividend of approximately $103,000 during the 1998 second quarter, of which approximately $35,000 was reinvested in LLC.

            Venton Holdings, Ltd.

            In April 1996, the Company acquired a 9.9% voting and economic interest in Venton Holdings, Ltd. ("Venton"), a Bermuda-based holding company, which owns a managing agency at Lloyd's, London ("Lloyd's") and a corporate capital vehicle at Lloyd's that provides dedicated underwriting capacity. The Company's initial investment in Venton was made for a combination of $1.1 million in cash and a $4.2 million capital contribution commitment to Venton to fund its capital requirements at Lloyd's. The Company's additional capital commitment was increased from $4.2 million to $8.7 million at December 31, 1996. The Company is a co-investor with Trident, which is a majority shareholder of Venton, and a subsidiary of XL.

            In June 1997, the Company recorded an increase of $3.4 million in the carrying value of its investment in Venton to $4.5 million to partially reflect the purchase price paid by the subsidiary of XL for its 20% ownership in Venton. The new carrying value was established by taking the mid-point between the per share purchase price paid by the Company in April 1996 and the per share purchase price paid by the subsidiary of XL in July 1997.

            In December 1997, the Company participated at its existing 9.9% economic interest with Trident and the subsidiary of XL in a rights offering issued by Venton. In that connection, the Company made an additional cash investment of $3.3 million and increased its capital contribution commitment to $13.3 million.

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

3.          Investment Information (continued)

            The Company also reinsured certain Lloyd's Syndicates managed by Venton. The Company's net premiums written and net premiums earned from such Lloyd's Syndicates were $3.5 million and $2.4 million, respectively, in 1998 and $11.8 million and $6.8 million, respectively, in 1997 and $2.9 million and $1.0 million, respectively, in 1996.

            In October 1998, the Company sold its interest in Venton to an independent third party and recorded a realized gain, net of tax, of $7.6 million, or $0.44 per share.

            Fixed Maturities

            Contractual maturities of fixed maturity securities at December 31, 1998 are shown below. Expected maturities, which are management's best estimates, will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                         (In thousands)
                                                       December 31, 1998
                                                 Estimated Fair      Amortized
                                                     Value              Cost
                                                 --------------      ---------
      Available for sale:
         Due in one year or less                    $  4,117          $  4,106
         Due after one year through five years        55,113            54,293
         Due after five years through 10 years        47,709            48,468
         Due after 10 years                           34,069            33,331
                                                    --------          --------
         Sub-total                                   141,008           140,198
         Mortgage and asset-backed securities         33,532            33,181
                                                    --------          --------
      Total                                         $174,540          $173,379
                                                    ========          ========

            As of December 31, 1998, the weighted average contractual and expected maturities of the fixed maturity investments, based on fair value, were 11.7 years and 7.7 years, respectively.

            Proceeds from the sale of fixed maturity securities during 1998, 1997 and 1996 were approximately $255 million, $241 million and $227 million, respectively. Gross gains of $2,242,000, $858,000 and $1,071,000 were realized on those sales during 1998, 1997 and 1996, respectively. Gross losses of $770,000, $583,000 and $1,430,000 were realized during 1998, 1997 and 1996, respectively.

            Approximately 89% of fixed maturity investments held by the Company at December 31, 1998 were considered investment grade by Standard & Poor's Corporation or Moody's Investors Service, Inc.

            There are no investments in any entity in excess of 10% of the Company's stockholders' equity at December 31, 1998 other than investments issued or guaranteed by the United States government or its agencies.

            Securities Pledged and on Deposit

            Securities with a carrying value of approximately $38.3 million have been pledged as collateral for letters of credit obtained in connection with certain reinsurance obligations of the Company (see Note 5).

            At December 31, 1998, securities with a face amount of $5.8 were on deposit with the Insurance Department of the State of Nebraska and other states in order to comply with insurance laws.

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4.          Agreements with Related Parties

            Investment Advisory Agreements

            The Company has an investment advisory agreement with MMCI for management of the Company's portfolios of equity securities (including convertible securities) that are publicly traded ("Public Portfolio") and privately held ("Private Portfolio"). The Private Portfolio includes equity securities which at the time of acquisition do not have a readily ascertainable market or are subject to certain trading restrictions. MMCI is also an investment advisor to Trident, a dedicated insurance industry private equity fund organized by MMCI and three other sponsors. MMCI's direct parent, MMRCH, owns 1,395,625 shares, or approximately 8.2% of the outstanding Common Stock, and Class A warrants and Class B warrants to purchase 905,397 and 1,770,601 shares of RCHI Common Stock, respectively. At December 31, 1998, Trident owns 250,000 shares, or approximately 1.5% of the outstanding Common Stock, and Class A warrants to purchase 1,386,079 shares of RCHI Common Stock.

            The Company pays an annual fee equal to 0.35% of the daily average market value of the Public Portfolio. With respect to the Private Portfolio, the Company pays an annual fee equal to the sum of (i) 1.5% per annum on the first $250.0 million in carrying value of the Private Portfolio and (ii) 1.0% per annum on the carrying value of the Private Portfolio that exceeds $250.0 million. MMCI is also entitled to annual compensation, equal to the excess, if any, of (x) 7.5% of cumulative net realized gains including dividends, interest and other distributions, received on the Private Portfolio over (y) cumulative compensation previously paid in prior years on cumulative net realized gains.

            The agreement has an initial term expiring on December 31, 2001 and will be automatically renewed for successive one-year terms thereafter, unless either party delivers written notice of termination at least one year prior to the end of the then current term. The agreement provided for a minimum aggregate cash fee to MMCI of $500,000 per annum through December 31, 1997. Fees incurred under the agreement during fiscal years 1998, 1997 and 1996 were approximately $2.7 million, $1.3 million and $686,000, respectively. In addition, in 1998, 1997 and 1996, unrealized appreciation in the Private Portfolio is net of accrued fees of approximately $2.2 million, $1.4 million and $443,000, respectively

            The Company has an investment advisory agreement with The Putnam Advisory Company, Inc. ("Putnam"), an affiliate of MMCI, for the management of the Company's fixed income securities and short term cash portfolios. For the fixed income securities portfolio, the Company pays a fee equal to the sum of 0.35% per annum of the first $50 million of the market value of the portfolio, 0.30% per annum on the next $50.0 million, 0.20% per annum on the next $100 million and 0.15% per annum of the market value of assets that exceeds $200 million. For the short term cash portfolio, the Company pays a fee equal to 0.15% per annum of the total monthly average market value. Fees incurred under the agreement during 1998, 1997 and 1996 were approximately $461,000, $493,000, $547,000, respectively. The agreement is subject to termination by either party upon 30 days' written notice.

            Reinsurance Treaties

            In addition to business assumed from insurance companies where the Company has a private equity investment as described in Note 3, the Company also assumed premiums written and premiums earned of $3.3 million and $3.4 million, respectively, in 1998 and $5.5 million and $2.5 million, respectively, in 1997 from XL, which owns 4,755,000 shares, or approximately 27.8% of the outstanding Common Stock, and premiums written and premiums earned of $18.5 million and $20.7 million, respectively, in 1998 and $12.3 million and $6.8 million, respectively, in 1997 from majority-owned insurance companies of Trident.

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4.          Agreements with Related Parties (continued)

            Other Agreements

            Commencing in 1996, MMCI subleased office space from the Company for a term expiring in October 2002. Future minimum rental income, exclusive of escalation clauses and maintenance costs, under the remaining term of the sublease will be approximately $1,648,000. Rental income for 1998, 1997 and 1996 was $430,000, $430,000 and $264,000, respectively.

            In addition in 1998 and 1997, MMCI reimbursed the Company approximately $11,000 and $530,000 (net of $89,000 and $44,000 for certain sublease income allocated to MMCI) for their pro-rata share of improvement and maintenance costs under the sublease.

5.          Commitments

            Lease Agreement

            The Company has a sublease agreement for office facilities for a term expiring in October 2002. Future minimum rental charges under the remaining term of the sublease, exclusive of escalation clauses and maintenance costs and net of rental income, are as follows:

                                                  (In thousands)
                                                  --------------
                    1999                               $576
                    2000                                574
                    2001                                572
                    2002                                476
                                                     ------
                                                     $2,198
                                                     ======

            During 1998, 1997 and 1996, rental expense, net of income from subleases, was approximately $576,000, $643,000 and $613,000, respectively.

            Letters of Credit

            At December 31, 1998, the Company is obligated under letters of credit in an aggregate amount of approximately $33.3 million, which secure certain of the Company's reinsurance obligations and investment commitments (see Note 3).

            Severance Arrangements

            The Company has a program for all employees that provides for certain severance payments and continuation of benefits in the event of termination of employment resulting from a change in control. The extent of such payments depends on the position of the employee.

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

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

6.       Claims and Claims Expenses

         The reconciliation of claims and claims expense reserves is as follows:

                                                                                          (In thousands)
                                                                                            December 31,
                                                                           1998                1997             1996
                                                                         ---------           ---------        ---------
      At beginning of year:
        Gross claims and claims expense reserves                         $  70,768           $  20,770               --
        Reinsurance recoverables                                                                   522               --
                                                                         ---------           ---------        ---------
          Net claims and claims expense reserves                            70,768              20,248               --
      Net claims and claims expenses incurred relating to:
        Current year                                                       178,957              73,385        $  24,079
        Prior year                                                          (2,832)                 22               --
                                                                         ---------           ---------        ---------
          Total                                                            176,125              73,407           24,079
      Net paid claims and claims expenses incurred relating to:
        Current year                                                        41,910              13,649            3,831
        Prior year                                                          18,794               9,238               --
                                                                         ---------           ---------        ---------
          Total                                                             60,704              22,887            3,831
      At end of year:
        Net claims and claims expense reserves current year                186,189              70,768           20,248
        Reinsurance recoverables                                            30,468                  --              522
                                                                         ---------           ---------        ---------
          Gross claims and claims expense reserves                       $ 216,657           $  70,768        $  20,770
                                                                         =========           =========        =========

            The Company believes that its exposure, if any, to environmental impairment liability and asbestos-related claims is minimal since no business has been written for periods prior to 1996.

            Subject to the following, the Company believes that the reserves for claims and claims expenses are adequate to cover the ultimate cost of claims and claims expenses incurred through December 31, 1998. The reserves are based on estimates of claims and claims expenses incurred and, therefore, the amount ultimately paid may be more or less than such estimates. The inherent uncertainties of estimating claims and claims expense reserves are exacerbated for reinsurers by the significant periods of time (the "tail") that often elapse between the occurrence of an insured claim, the reporting of the claim to the primary insurer and, ultimately, to the reinsurer, and the primary insurer's payment of that claim and subsequent indemnification by the reinsurer. As a consequence, actual claims and claims expenses paid may deviate, perhaps substantially, from estimates reflected in the Company's reserves reported in its financial statements. The estimation of reserves by new reinsurers, such as the Company, may be less reliable than the reserve estimations of a reinsurer with an established volume of business and claims history. To the extent reserves prove to be inadequate, the Company may have to augment such reserves and incur a charge to earnings. Such a development, could occur and result in a material charge to earnings or stockholders equity in future periods (see Note 14 Subsequent Events).

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

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7.          Retrocession Agreements (continued)

            Reinsurance recoverables are recorded as assets, predicated on the retrocessionaires' ability to meet their obligations under the retrocessional agreements. If the retrocessionaires are unable to satisfy their obligations under the agreements, the Company would be liable for such defaulted amounts.

            The effects of reinsurance on written and earned premiums and claims and claims expenses are as follows:

                                                                          (In thousands)
                                                                     Years Ended December 31,
                                                             1998              1997              1996
                                                           --------          --------          --------
      Assumed premiums written                             $260,566          $147,878          $ 73,685
      Ceded premiums written                                 25,831             3,044             1,153
                                                           --------          --------          --------
      Net premiums written                                 $234,735          $144,834          $ 72,532
                                                           ========          ========          ========

      Assumed premiums earned                              $232,025          $110,992          $ 36,337
      Ceded premiums earned                                  25,831             3,620               576
                                                           --------          --------          --------
      Net premiums earned                                  $206,194          $107,372          $ 35,761
                                                           ========          ========          ========

      Assumed claims and claims expenses incurred          $210,006          $ 73,407          $ 24,601
      Ceded claims and claims expenses incurred              33,881                                 522
                                                           --------          --------          --------
      Net claims and claims expenses incurred              $176,125          $ 73,407          $ 24,079
                                                           ========          ========          ========

            At December 31, 1998, the Company's balance sheet reflects reinsurance recoverable balances as follows:

                                                             (In thousands)
                                                              December 31,
                                                           1998          1997
                                                         --------      --------
      Reinsurance recoverable balances:
        Unpaid claims and claim expenses                 $ 31,087
        Ceded balances payable                             (5,396)     ($   211)
                                                         --------      --------
      Reinsurance balances, net                          $ 25,691      ($   211)
                                                         ========      ========
      Reinsurance recoverable on unearned premium              --            --
                                                         ========      ========

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

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8.          Employee Benefits and Compensation Arrangements (continued)

            Restricted Stock

            During 1998, 1997 and 1996, the Company granted an aggregate of 15,700, 24,000, 76,000 shares, respectively, of restricted stock under the Stock Plan. Grants of restricted stock generally vest at a rate of 20% per year over five years commencing on the first anniversary of the date of grant. The Company records a deferred expense equal to the market value of the shares at the date of grant which is amortized and charged to income over the vesting period. The deferred expense was $296,000, $506,000 and $1,487,000, and the amortization of the deferred expense was $1,012,000, $1,687,000, and $1,969,000, for 1998, 1997 and 1996, respectively.

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

            Information relating to the Company's stock options is set forth below:

                                                                 Years Ended December 31,
                                                       1998                 1997               1996
                                                    ----------           ----------         ----------
            Number of options
            Outstanding, beginning of year             960,650              628,950            192,700
            Granted                                    410,825              371,700            436,350
            Canceled                                   (20,580)             (39,500)                --
            Exercised                                   (3,820)                (500)              (100)
            Outstanding, end of year                 1,347,075              960,650            628,950
            Exercisable, end of year                   358,884              178,611             39,500

            Average exercise price
            Granted                                 $    22.47           $    22.86         $    17.98
            Canceled                                $    20.97           $    17.63                 --
            Exercised                               $    19.24           $    17.63         $    20.00
            Outstanding, end of year                $    21.00           $    20.38         $    18.74
            Exercisable, end of year                $    19.85           $    19.32         $    20.43

            Exercise prices for options outstanding at December 31, 1998 ranged from $16.38 to $24.94. The weighted average remaining contractual life of these options is approximately 8.5 years.

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8.          Employee Benefits and Compensation Arrangements (continued)

            Employee Stock Purchase Plan

            Effective December 1, 1995, the Company established a tax-qualified employee stock purchase plan (the "Purchase Plan"). An aggregate of 120,000 shares of Common Stock have been reserved for issuance under the Purchase Plan. Eligible employees may elect to participate in an annual offering period under the Purchase Plan by authorizing after-tax payroll deductions of up to 20% (in whole percentages) of their eligible compensation for the purchase of shares of Common Stock at 85% of the lesser of the market value per share of the Common Stock at the beginning or end of the annual offering period, subject to certain restrictions. During 1998, 1997 and 1996, employees purchased approximately 18,638, 14,100 and 14,000 shares, respectively, of Common Stock under the Purchase Plan.

            Pro Forma Information

            Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123. Such information has been determined for the Company as if the Company has accounted for its employee stock options under the fair value method of this Statement. The fair value for the Company's employee stock options has been estimated at the date of grant using a Black-Scholes option valuation model, with the following weighted-average assumptions for options issued in 1998, 1997 and 1996, respectively; (i) dividend yield: 0.0%; (ii) volatility factor: 25.0%;
      (iii) average expected option life of six years for all years; and (iv) risk free interest rates of 4.9%, 5.8%, and 6.0% respectively. The weighted-average fair value of options granted for the years ended December 31, 1998, 1997 and 1996 was $3.3 million, $3.2 million and $3.0 million, respectively.

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

            For purposes of the required pro forma information, the estimated fair value of employee stock options is amortized to expense over the options' vesting period. The Company's pro forma information regarding net income and earnings per share follows:

                                                          (In thousands, except per share data)
                                                                Years Ended December 31,
                                                        1998               1997               1996
                                                     ---------          ---------          ---------
            Net income, as reported                  $   3,091          $   2,039          $   4,112
            Pro forma net income                     $   1,633          $     994          $   3,569

            Earnings per share as reported:
              Basic                                  $    0.18          $    0.12          $    0.24
              Diluted                                $    0.17          $    0.12          $    0.24
            Pro forma earnings per share:
              Basic                                  $    0.10          $    0.06          $    0.21
              Diluted                                $    0.09          $    0.06          $    0.21

            The effects of applying FASB 123 as shown in the pro forma disclosures may not be representative of the effects on reported net income for future years.

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8.          Employee Benefits and Compensation Arrangements (continued)

            The effect on net income and earnings per share after applying FASB Statement No. 123's fair valuation method to stock issued to employees under the Purchase Plan does not materially differ from the pro forma information set forth above with respect to the Company's employee stock options.

            Retirement Plans

            Effective as of January 1, 1996, the Company adopted a tax-qualified, non-contributory defined contribution money purchase pension plan (the "Pension Plan") under which the Company contributes for each eligible employee an amount equal to the sum of (i) 4% of eligible compensation up to the taxable wage base (as such term is defined in the Pension Plan; for 1998, 1997 and 1996, amounts were set at $68,400, $65,400 and $62,700, respectively) and (ii) 8% of eligible compensation in excess of the taxable wage base (up to the applicable compensation limit (the "compensation limit") imposed by Section 401(a)(17) of the Internal Revenue Code of 1986, as amended (the "Code"), which for 1998 and 1997 was $160,000, and for 1996 was $150,000). Substantially all employees of the Company are eligible for participation in the Pension Plan. In 1998, 1997 and 1996, the Company expensed $215,000, $168,000 and $90,000, respectively, related to the Pension Plan.

            Effective as of January 1, 1996, the Company adopted a tax-qualified, employee savings plan (the "Savings Plan"). Pursuant to
      Section 401(k) of the Code, eligible employees of the Company are able to make deferral contributions of up to 15% of their eligible compensation, subject to limitations under applicable law. The Company matches 100% of the first 3% of eligible compensation deferred by employees and 50% of the next 3% of eligible compensation so deferred. Substantially all employees of the Company are eligible for participation in the Savings Plan. In 1998, 1997 and 1996, the Company expensed $165,000, $123,000 and $75,000, respectively, related to the Savings Plan.

            Effective as of January 1, 1996, the Company adopted a supplemental, non-qualified executive savings and retirement plan (the "Supplemental Plan") under which the Company contributes 8% of eligible compensation in excess of the compensation limit for eligible officers of the Company. Participants may also defer certain amounts of eligible base compensation and bonus. Under the Supplemental Plan, the Company matches 100% of the first 3% of eligible base compensation in excess of the compensation limit that is deferred by participants under the Supplemental Plan, and provides a 50% matching contribution for the next 3% of such excess eligible compensation so deferred. In 1998, 1997 and 1996, the Company expensed $85,000, $74,000 and $46,000, respectively, related to the Supplemental Plan.

9.          Income Taxes

            RCHI, Risk Capital Reinsurance and Cross River file a consolidated federal income tax return and have a tax sharing agreement (the "Tax Sharing Agreement"), allocating the consolidated income tax liability on a separate return basis. Pursuant to the Tax Sharing Agreement, Risk Capital Reinsurance and Cross River make tax sharing payments to RCHI based on such allocation.

            The provision for federal income taxes has been determined on the basis of a consolidated tax return consisting of RCHI, Risk Capital Reinsurance and Cross River.

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9.          Income Taxes (continued)

            An analysis of the Company's effective tax rate for the years ended December 31, 1998, 1997 and 1996 is as follows:

                                                                                      (In thousands)
                                                                                  Years Ended December 31,
                                                                          1998              1997           1996
                                                                        -------           -------         -------
                                                                        Amount            Amount          Amount
                                                                        -------           -------         -------
            Income taxes computed on pre-tax income                     $ 1,562           $   663         $ 1,614
            Reduction in income taxes resulting from:
              Tax-exempt investment income                                 (582)             (524)           (979)
              Dividend received deduction                                  (896)             (650)           (341)
              Other                                                         151               173              43
                                                                        -------           -------         -------
            Income tax expense (benefit) on pre-tax income              $   235           ($  338)        $   337
                                                                        =======           =======         =======

            The Company's current federal tax expense (benefit) for 1998, 1997 and 1996 was based on regular taxable income. Federal income taxes paid in 1998, 1997 and 1996 were $5.3 million, $1.4 million and $1.7 million, respectively.

            The net deferred income tax liability reflects temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes, net of a valuation allowance for any portion of the deferred tax asset that management believes will not be realized. Significant components of the Company's deferred income tax assets and liabilities as of December 31, 1998 and 1997 were as follows:

                                                             (In thousands)
                                                              December 31,
                                                           1998          1997
                                                         --------      --------
      Deferred income tax assets:
           Net claim reserve discount                    $ 10,176      $  4,036
           Net unearned premium reserve                     7,194         5,197
           Compensation liabilities                           622           675
           Foreign currency                                    84           239
           Equity in net loss of investees, net             2,328           190
                                                         --------      --------
      Total deferred tax assets                            20,404        10,337
                                                         --------      --------
      Deferred income tax liabilities:
           Deferred policy acquisition cost                (8,230)       (6,052)
           Unrealized appreciation of investments         (25,328)      (29,348)
            Other                                             (28)          (27)
                                                         --------      --------
      Total deferred tax liabilities                      (33,586)      (35,427)
                                                         --------      --------
      Net deferred income tax liability                  ($13,182)     ($25,090)
                                                         ========      ========

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10.         Statutory Information

            The Insurance Department of the State of Nebraska issued to Risk Capital Reinsurance its domiciliary insurance license on November 6, 1995. Statutory net income and surplus of Risk Capital Reinsurance, as reported to insurance regulatory authorities, differ in certain respects from the amounts prepared in accordance with GAAP. The following tables reconcile statutory net income and surplus of Risk Capital Reinsurance to consolidated GAAP net income and stockholders' equity:

                                                                     (In thousands)
                                                                 Years Ended December 31,
                                                       1998               1997               1996
                                                     --------           --------           --------
      Net Income:
      Risk Capital Reinsurance
      Statutory net income (loss)                    ($11,973)          ($ 5,649)          ($ 4,636)
      GAAP adjustments:
           Dividend Income                             (2,635)
           Deferred acquisition costs                   6,223             10,273              7,018
           Realized loss                                5,258             (4,601)
           Deferred income taxes                        7,277              2,099              1,810
           Equity in net loss of investees             (1,136)              (192)              (161)
                                                     --------           --------           --------
      GAAP net income                                   3,014              1,930              4,031
      RCHI (parent company only) operations                77                109                 81
                                                     --------           --------           --------
      Consolidated GAAP net income                   $  3,091           $  2,039           $  4,112
                                                     ========           ========           ========

                                                            (In thousands)
                                                             December 31,
                                                          1998           1997
                                                       ---------      ---------
      Stockholders' Equity:
      Statutory surplus                                $ 358,702      $ 385,007
           Deferred acquisition costs                     23,515         17,292
           Unrealized appreciation                         4,579          7,464
           Deferred income tax liability, net            (13,164)       (25,079)
           Non-admitted assets                            11,489          4,899
                                                       ---------      ---------
      Investment in Risk Capital Reinsurance, GAAP       385,121        389,583
      RCHI (parent company only):
           Other net assets                               12,881         11,448
                                                       ---------      ---------
      Consolidated stockholders' equity, GAAP          $ 398,002      $ 401,031
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

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10.         Statutory Information (continued)

            Nebraska insurance laws provide that, without prior approval of the Nebraska Director of Insurance ("Nebraska Director"), Risk Capital Reinsurance cannot pay a dividend or make a distribution (together with other dividends or distributions paid during the preceding 12 months) that exceeds the greater of (i) 10% of statutory surplus as of the preceding December 31 ($358.7 million as of December 31, 1998) or (ii) statutory net income from operations from the preceding calendar year not including after tax realized capital gains ($25.0 million loss for 1998). Net income (exclusive of realized capital gains) not previously distributed or paid as dividends from the preceding two calendar years may be carried forward for dividends and distribution purposes. Any proposed dividend or distribution in excess of such amount is called an "extraordinary" dividend or distribution and may not be paid until either it has been approved, or a 30-day waiting period has passed during which it has not been disapproved, by the Nebraska Director. Notwithstanding the foregoing, Nebraska insurance laws provide that any distribution that is a dividend may only be paid out of earned surplus arising from its business, which is defined as unassigned funds (surplus) as reported in the statutory statement for the most recent years ($30.6 million as of December 31, 1998). In addition, Nebraska insurance laws also provide that any distribution that is a dividend and that is in excess of Risk Capital Reinsurance's unassigned funds, exclusive of any surplus arising from unrealized capital gains or revaluation of assets ($32.8 million deficit as of December 31, 1998) will be deemed an "extraordinary" dividend subject to the foregoing requirements. Therefore, Risk Capital Reinsurance cannot make a distribution that is a dividend without the prior approval of the Nebraska Director during 1999.

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

11.         Business Information

            As discussed in Note 2, the Company provides property casualty reinsurance to insurance and reinsurance companies and other forms of capital and makes investments in insurance and insurance-related entities on a global basis. The Company operates from one domestic location in Greenwich, Connecticut.

         During 1998, one client company contributed approximately $42 million, or 18%, of net premiums written and $36.6 million, or 17.8%, of net premiums earned. For the 1997 year, that client company contributed $25.9 million, or 18%, of net premiums written, and $15.1 million, or 14%, of net premiums earned.

            The following lists individual broker business greater than 10% of the 1998 year's net premiums written with comparative amounts for the years ended 1997 and 1996, respectively:

                                                 Net Premiums Written
                                           1998          1997          1996
                                         ------        ------        ------
            Balis & Co., Inc. (1)          23.7%         22.7%          8.4%
            Guy Carpenter & Co. (1)        11.3%         11.0%          7.2%
            Cecar & Jutheau S. A. (1)                                  13.7%
            Aon Group                      16.5%         19.1%         21.9%
            E.W. Blanch                    10.9%          9.3%
            U.S. Re Corp.                                              25.0%
                                         ------        ------        ------
            Total                          62.4%         62.1%         76.2%
                                         ======        ======        ======

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

            (1) In addition, approximately 8.2%, 13.6% and 11.7% of net premiums written in 1998, 1997 and 1996, respectively, were produced by other brokers who are affiliated with Marsh & McLennan Companies, Inc.

11.         Business Information (continued)

            Net premiums written and earned recorded from client companies which are Lloyd's syndicates or are located in the United Kingdom, Bermuda and Continental Europe (some which are denominated in United States dollars) were:

                                            1998                            1997                            1996
                                   ----------------------          ----------------------          ----------------------
                                        Net Premiums                    Net Premiums                    Net Premiums
                                   Written         Earned          Written         Earned          Written         Earned
                                   --------       -------          -------         ------          -------         ------
      Non U.S. Premiums             $76.1           $65.9           $40.1           $25.8           $21.8           $ 4.6
      % of Total                     32.4%           32.0%           27.7%           24.0%           30.1%           12.8%

12.         Earnings Per Share

            The following table sets forth the computation of basic and diluted earnings per share:

                                                                  (In thousands, except share data)
                                                                       Years Ended December 31,
                                                                1998             1997             1996
                                                             -----------      -----------      -----------
            Basic Earnings Per Share:
            Net income                                       $     3,091      $     2,039      $     4,112
            Divided by:
            Weighted average shares
            outstanding for the period                        17,065,165       17,032,601       16,981,724
            Basic earnings per share                         $      0.18      $      0.12      $      0.24

            Diluted Earnings Per Share:
            Net income                                       $     3,091      $     2,039      $     4,112
            Divided by:
            Weighted average shares
              outstanding for the period                      17,065,165       17,032,601       16,981,724
            Effect of dilutive securities:
              Warrants                                           581,327           24,836
              Employee stock options                              71,731           28,351            2,185
                                                             -----------      -----------      -----------
            Total shares                                      17,718,223       17,085,788       16,983,909
                                                             ===========      ===========      ===========
            Diluted earnings per share                       $      0.17      $      0.12      $      0.24

            Certain employee stock options to purchase 22,750, 448,250 and 251,850 shares of Common Stock at per share prices averaging $23.61, $22.62 and $20.40 were outstanding as of December 31, 1998, 1997 and 1996, respectively. These options were not included in the computation of diluted earnings per share because the options' average exercise prices were greater than the average market prices of the Common Stock of $23.00, $20.11 and $18.99 for the years ended December 31, 1998, 1997 and 1996. In addition, warrants to purchase 4,451,680 shares of Common Stock at $20 per share were outstanding as of December 31, 1998, 1997 and 1996 but were not included in the computation of diluted earnings per share for the year ended December 31, 1996 because the warrants' exercise price was greater than the average market price of the Common Stock for such year.

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

13.         Quarterly Financial Information (Unaudited)

            The following is a summary of unaudited quarterly financial data, restated where applicable, to conform to FASB Statement No. 128:

                                                             (In thousands, except per share data)
                                                  Quarter          Quarter            Quarter          Quarter
                                                   Ended            Ended              Ended            Ended
                                                December 31,     September 30,        June 30,         March 31,
                                                   1998              1998              1998              1998
                                                ----------        ----------        ----------        ----------
            Income Statement Data:
            Net premiums written                $   71,163        $   66,628        $   52,536        $   44,408
            Net premiums earned                     63,545            52,670            48,477            41,502
            Net investment income                    3,757             3,995             4,331             3,604
            Net realized investment gains
            (losses)                                25,606              (425)            2,870               477
            Operating expenses                      80,808           (65,334)           51,756            44,773
            Equity in net income (loss) of
            investees                               (1,103)           (1,046)              257               756
            Net income (loss)                        4,994            (6,631)            3,159             1,569
            Comprehensive Income (loss)         $    2,350        ($  20,622)       ($   2,871)       $   16,768

            Statutory Composite Ratio:               124.4%            123.8%            107.8%            105.9%

            Per Share Data:
            Net Income (loss)
              Basic                             $     0.29        ($    0.39)       $     0.19        $     0.09
              Diluted                           $     0.29        ($    0.39)       $     0.18        $     0.09
            Comprehensive Income (loss)
              Basic                             $     0.14        ($    1.21)       ($    0.17)       $     0.98
              Diluted                           $     0.14        ($    1.21)       ($    0.17)       $     0.95
            Stockholders' equity per share
              Basic                             $    23.29        $    23.15        $    24.35        $    24.50
              Diluted                           $    22.75        $    22.54        $    23.01        $    23.36
            Common Stock Prices:
            High                                $    23.75        $    25.50        $    25.50        $    24.00
            Low                                 $    18.81        $    19.00        $    22.75        $    19.75
            Close                               $    21.75        $    22.00        $    24.94        $    24.00

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

13.         Quarterly Financial Information (Unaudited)

                                                             (In thousands, except per share data)
                                                 Quarter           Quarter           Quarter
                                                  Ended             Ended             Ended            Quarter
                                                December 31,     September 30,       June 30,           Ended
                                                   1997              1997              1997         March 31, 1997
                                                ------------     -------------       --------       --------------
            Income Statement Data:
            Net premiums written                 $  45,972        $   34,906        $   30,090        $   33,866
            Net premiums earned                     41,744            24,655            19,901            21,072
            Net investment income                    3,586             3,798             3,525             3,451
            Net realized investment gains
            (losses)                                (4,377)            4,062              (420)              (25)
            Operating expenses                      44,505            27,655            22,523            24,396
            Equity in net income (loss) of
            investees                                  281              (168)             (215)              (90)
            Net income (loss)                       (1,758)            3,255               344               198
            Comprehensive income (loss)          $   4,340        $   16,646        $   21,362        $    4,759

            Statutory Composite Ratio:               106.6%            107.3%            104.4%            107.6%

            Per Share Data:
            Net Income
              Basic                             ($    0.10)       $     0.19        $     0.02        $     0.01
              Diluted                           ($    0.10)       $     0.19        $     0.02        $     0.01
            Comprehensive income (loss)
              Basic                             ($    0.25)       $     0.98        $     1.25       ($     0.28)
              Diluted                           ($    0.25)       $     0.95        $     1.25       ($     0.28)
            Primary and fully-diluted as
            previously reported:                ($    0.10)       $     0.19        $     0.02        $     0.01
            Stockholders' equity per share
              Basic                              $   23.51        $    23.26        $    22.26        $    21.00
              Diluted                            $   22.79        $    22.35        $    21.91        $    21.00

            Common Stock Prices:
            High                                 $   23.38        $    23.38        $    21.00        $    19.25
            Low                                  $   20.88        $    20.50        $    16.00        $    16.13
            Close                                $   22.25        $    23.00        $    21.00        $    17.00

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

14.         Subsequent Events

            During 1998, the Company recorded after-tax underwriting losses totaling $18.2 million from claims, claims expenses, commissions and brokerage, net of earned premiums, from the following three sources: satellite business ($8.3 million); casualty reinsurance provided by the Company on business produced by a certain managing underwriting agency ($6.6 million); and a property loss on a finite risk treaty ($3.3 million).

            In March 1999, the Company was notified of additional satellite losses pertaining to 1998 in the amount of approximately $4 million, after-tax, that will be recorded in the first quarter of 1999. In order to mitigate the impact of possible future loss activity, in the fourth quarter of 1998, the Company commenced the process of re-underwriting and reducing its satellite business and seeking additional retrocessional protection. There can be no assurances that any such retrocessional protection, if purchased, will be sufficient to preclude the occurrence of additional underwriting losses.

            Based on a review of additional claims information and its continuing underwriting and actuarial analysis of the business produced by the managing underwriting agency, the Company expects to record additional after-tax underwriting losses of approximately $18 million in the first quarter of 1999 from claims, claims expenses, commissions and brokerage, net of earned premium, relating to reinsurance on business produced by the managing underwriting agency.

            Total estimated ultimate premiums for all business produced on behalf of the Company by the managing underwriting agency, including policies that have expired and policies that will expire in 1999 and 2000, are approximately $26 million, of which $17 million and $13 million, respectively, were recorded as net premiums written and net premiums earned through December 31, 1998. Substantially all of the remaining $9 million and $13 million, respectively, of net premiums written and net premiums are expected to be recorded in the first quarter of 1999. The Company has discontinued its underwriting relationship with the managing underwriting agency.

            Therefore, the total after-tax underwriting losses that will be recorded in the first quarter of 1999 generated from reinsurance on satellite risks and business produced by the managing underwriting agency will be approximately $22 million. While such loss estimate represents the Company's current expectation based on all information available to the Company to date, there can be no assurances that the actual amount will not differ from such estimate due to the inherent uncertainties of estimating reserves.

         While the Company believes that it is taking adequate steps to reduce its exposure to losses from its satellite business and business produced by the managing underwriting agency, there can be no assurances that such business will not continue to generate additional underwriting losses in the future or that significant loss activity will not develop from other areas of the Company's underwriting or other activities.

                      Report of Independent Accountants on
                          Financial Statement Schedules

To the Board of Directors and Stockholders of Risk Capital Holdings, Inc.

Our audit of the consolidated financial statements referred to in our report dated January 29, 1999, except as to Note 14, which is as of March 25, 1999 appearing on Page F-2 of this Annual Report on Form 10-K also included an audit of the Financial Statement Schedules listed on Page F-1 of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PricewaterhouseCoopers LLP
New York, New York
January 29, 1999, except as to Note 14,
which is as of March 25, 1999

                                                                      SCHEDULE I

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY

                             SUMMARY OF INVESTMENTS
                    OTHER THAN INVESTMENTS IN RELATED PARTIES
                                 (In thousands)

                                                                December 31, 1998
                                                       --------------------------------------
                                                                                    Amount
                                                                                   at Which
                                                                                   Shown in
                                                       Amortized       Fair       the Balance
                                                         Cost         Value          Sheet
                                                       ---------     --------     -----------
Type of Investment:
FIXED MATURITY SECURITIES
U.S. government and government
  agencies and authorities                             $ 38,737      $ 39,283      $ 39,283
Foreign governments                                         194           196           196
Mortgage and asset-backed securities                     33,181        33,532        33,532
States, municipalities and political subdivisions        44,091        45,273        45,273
Corporate bonds                                          57,176        56,256        56,256
                                                       --------      --------      --------
       Total Fixed Maturities                           173,379       174,540       174,540
EQUITY SECURITIES
Publicly traded                                         110,598       154,678       154,678
Privately held                                          109,966       137,091       137,091
                                                       --------      --------      --------
       Total Equity Securities                          220,564       291,769       291,769
SHORT-TERM INVESTMENTS                                  108,809       108,809       108,809
                                                       --------      --------      --------
       Total Investments                               $502,752      $575,118      $575,118
                                                       ========      ========      ========

                                                                     SCHEDULE II

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                  BALANCE SHEET
                              (Parent Company Only)
                             (Dollars in thousands)

                                                                                 December 31,
                                                                          -------------------------
                                                                             1998            1997
                                                                          ---------       ---------
Assets
Investment in wholly owned subsidiary                                     $ 385,121       $ 389,583
Fixed maturities (amortized cost: $8,007)                                     8,057           7,043
Short-term investments                                                        1,149           2,073
Cash                                                                          3,415           1,471
Due from subsidiary                                                                             813
Other assets                                                                    411             268
                                                                          ---------       ---------
     Total Assets                                                         $ 398,153       $ 401,251
                                                                          =========       =========

Liabilities
Accounts payable and other liabilities                                          151             220

Stockholders' Equity
Preferred stock, $0.01 par value:
  20,000,000 shares authorized (none issued)
Common stock, $0.01 par value:
  80,000,000 shares authorized
  (issued:  1998, 17,102,503; 1997, 17,069,845)                                 171             171
Additional paid-in capital                                                  341,878         341,162
Accumulated other comprehensive income consisting of unrealized
  appreciation of investments, net of income tax                             47,038          54,504
Deferred compensation under stock award plan                                 (1,062)         (1,778)
Retained earnings                                                            10,261           7,170
Less treasury stock at cost (1998, 15,065; 1997, 11,383 shares)                (284)           (198)
                                                                          ---------       ---------
     Total Stockholders' Equity                                             398,002         401,031
                                                                          ---------       ---------
     Total Liabilities and Stockholders' Equity                           $ 398,153       $ 401,251
                                                                          =========       =========

                                                                     SCHEDULE II
                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
            CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)

                               Statement of Income
                              (Parent Company Only)
                             (Dollars In thousands)

                                                         Years Ended December 31,
                                                      1998        1997        1996
                                                     ------      ------      ------
Revenues
Net investment income                                $  631      $  524      $  317

Operating Costs and Expenses
Operating expenses                                      513         357         193
                                                     ------      ------      ------

Income before income tax expense                        118         167         124

Income tax expense                                       41          58          43
                                                     ------      ------      ------

Net income before equity in net income of
  wholly owned subsidiary                                77         109          81
Equity in net income of wholly owned subsidiary       3,014       1,930       4,031
                                                     ------      ------      ------
Net income                                            3,091       2,039       4,112

Other Comprehensive Income, Net of Tax

Change in net unrealized appreciation, of
  investments, net of tax                                12          21
                                                     ------      ------      ------

Comprehensive Income                                 $3,103      $2,060      $4,112
                                                     ======      ======      ======

                                   SCHEDULE II
                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
            CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)

                             Statement of Cash Flows
                              (Parent Company Only)
                                 (In thousands)

                            Years Ended December 31,

                                                               1998          1997           1996
                                                             --------      --------       --------
Operating Activities
Net income from operations                                   $     77      $    109       $     81
  Adjustments to reconcile net income to net cash
    used for operating activities:
      Net change in other assets and liabilities                  226          (650)           723
                                                             --------      --------       --------
Net Cash Provided By (Used For) Operating Activities              303          (541)           804

Investing Activities:
Purchases of fixed maturities                                  (4,999)      (11,014)
Sales of fixed maturities                                       4,000         4,000
Net change in short-term investments                            1,005         4,697           (905)
                                                             --------      --------       --------
Net Cash (Used For) Investing Activities                            6        (2,317)          (905)

Financing Provided By Activities:
      Common stock issued                                         716           727          1,699
      Purchase of treasury shares                                 (86)         (197)
      Deferred compensation on restricted stock awarded          (296)         (506)        (1,487)
      Amortization of deferred compensation collected           1,302         3,367            454
                                                             --------      --------       --------
Net Cash Provided By Financing Activities                       1,636         3,391            666

Increase in cash                                                1,945           533            565
Cash at beginning of period                                     1,471           938            373
                                                             --------      --------       --------
Cash at end of period                                        $  3,416      $  1,471       $    938
                                                             ========      ========       ========

                                                                    SCHEDULE III
                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
                       SUPPLEMENTARY INSURANCE INFORMATION
                                 (In thousands)

                                               Future
                                               Policy
                                              Benefits,
                              Deferred         Losses,
                               Policy         Claims and
                            Acquisition        Claims          Unearned          Premium
                               Costs          Expenses         Premiums          Revenue
                            -----------      -----------       --------         --------
December 31, 1998
  Property-Casualty           $23,515         $186,189         $102,775         $206,195
  Accident and Health
                              -------         --------         --------         --------
         Total                $23,515         $186,189         $102,775         $206,195
                              =======         ========         ========         ========

December 31, 1997
  Property-Casualty           $17,292         $ 70,768         $ 74,234         $107,372
  Accident and Health
                              -------         --------         --------         --------
         Total                $17,292         $ 70,768         $ 74,234         $107,372
                              =======         ========         ========         ========

December 31, 1996
  Property-Casualty           $ 7,018         $ 20,770         $ 37,348         $ 35,761
  Accident and Health
                              -------         --------         --------         --------
         Total                $ 7,018         $ 20,770         $ 37,348         $ 35,761
                              =======         ========         ========         ========

                                              Benefits,
                                               Claims,     Amortization of
                                Net          Losses and    Deferred Policy     Other
                             Investment      Settlement     Acquisition       Operating        Premiums
                               Income         Expenses          Costs         Expenses         Written
                             ----------      ----------    ---------------    ---------        --------
December 31, 1998
  Property-Casualty           $15,687         $176,125         $50,537         $16,452         $234,735
  Accident and Health
                              -------         --------         -------         -------         --------
         Total                $15,687         $176,125         $50,537         $16,452         $234,735
                              =======         ========         =======         =======         ========

December 31, 1997
  Property-Casualty           $14,360         $ 73,407         $31,467         $13,523         $144,834
  Accident and Health
                              -------         --------         -------         -------         --------
         Total                $14,360         $ 73,407         $31,467         $13,523         $144,834
                              =======         ========         =======         =======         ========

December 31, 1996
  Property-Casualty           $13,151         $ 24,079         $10,197         $11,285         $ 72,532
  Accident and Health
                              -------         --------         -------         -------         --------
         Total                $13,151         $ 24,079         $10,197         $11,285         $ 72,532
                              =======         ========         =======         =======         ========

                                                                     SCHEDULE IV

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
                                   REINSURANCE
                                 (In thousands)

                                                  Ceded to      Assumed From                      Percentage of
                                     Gross          Other           Other                         Amount Assumed
                                    Amount        Companies       Companies       Net Amount          to Net
                                   --------       ---------     ------------      ----------      --------------
December 31, 1998
Premiums Written:
  Property and Casualty                            $ 25,831        $260,566         $234,735            111.0%
  Accident and Health
                                   --------        --------        --------         --------         --------
    Total                                          $ 25,831        $260,566         $234,735            111.0%
                                   ========        ========        ========         ========         ========

December 31, 1997
Premiums Written:
  Property and Casualty                            $  3,044        $147,878         $144,834            102.1%
  Accident and Health
                                   --------        --------        --------         --------         --------
    Total                                          $  3,044        $147,878         $144,834            102.1%
                                   ========        ========        ========         ========         ========

December 31, 1996
Premiums Written:
  Property and Casualty                            $  1,153        $ 73,685         $ 72,532            101.6%
  Accident and Health
                                   --------        --------        --------         --------         --------
    Total                                          $  1,153        $ 73,685         $ 72,532            101.6%
                                   ========        ========        ========         ========         ========

                                  EXHIBIT INDEX

Exhibit
Number                          Description
------                          -----------
3.1 Amended and Restated Certificate of Incorporation of Risk Capital Holdings, Inc.(a)
3.2         Amended and Restated Bylaws of Risk Capital Holdings, Inc.(b)
4.1         Specimen Common Stock Certificate(a)
4.2.1 Class A Common Stock Purchase Warrants issued to Marsh & McLennan Risk Capital Holdings, Ltd. on September 19, 1995(b) and September 28, 1995(c)
4.2.2 Class A Common Stock Purchase Warrants issued to The Trident Partnership, L.P. on September 19, 1995(b) and September 28, 1995(c)
4.2.3 Class A Common Stock Purchase Warrants issued to Taracay Investors on September 19, 1995(b) and September 28, 1995(c)
4.3 Class B Common Stock Purchase Warrants issued to Marsh & McLennan Risk Capital Holdings, Ltd. on September 19, 1995(b) and September 28, 1995(c)
10.1.1      Employment Agreement, between Risk Capital Holdings, Inc. and Mark
            D. Mosca(b)+
10.1.2      Employment Agreement, between Risk Capital Holdings, Inc. and Peter
            A. Appel(b)+
10.1.3      Employment Agreement, between Risk Capital Holdings, Inc. and Bonnie
            L. Boccitto(b)+
10.1.4      Employment Agreement, between Risk Capital Holdings, Inc. and Paul
            J. Malvasio(b)+
10.2 Amended and Restated Subscription Agreement, between Risk Capital Holdings, Inc. and The Trident Partnership, L.P.(b)
10.3 Amended and Restated Subscription Agreement, between Risk Capital Holdings, Inc. and Marsh & McLennan Risk Capital Holdings, Ltd.(b)
10.4 Amended and Restated Subscription Agreement, between Risk Capital Holdings, Inc. and Taracay Investors(b)
10.5        Purchase Agreement, between Risk Capital Holdings, Inc. and X.L.
            Insurance Company, Ltd. (b)

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

(d) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, as filed with the SEC on March 27, 1998.

(e) Incorporated by reference to the Registrant's Report on Form 10-Q for the period ended June 30, 1998, as filed with the SEC on August 14, 1998.

10.6.1 Investment Advisory Agreement, between Risk Capital Holdings, Inc. and Marsh & McLennan Capital, Inc. (b)
10.6.2 Investment Advisory Agreement, between Risk Capital Reinsurance Company and Marsh & McLennan Capital, Inc. (b)
10.7 Management Agreement, among Risk Capital Holdings, Inc., Risk Capital Reinsurance Company and The Putnam Advisory Company, Inc.(b)
10.8.1 Sublease Agreement, dated as of March 18, 1996, between Risk Capital Reinsurance Company and Coca-Cola Bottling Company of New York, Inc.
            (b)
10.8.2 Sublease Amendment Agreement and Consent, dated as of November 11, 1997, between Risk Capital Reinsurance Company and Coca-Cola Bottling Company of New York, Inc. (c)
10.8.3 Sub-Sublease Agreement, dated as of March 18, 1996, between Risk Capital Reinsurance Company and Marsh & McLennan Capital, Inc. (e)
10.8.4 Sub-Sublease Agreement, dated as of April 30, 1997, between Risk Capital Reinsurance Company and Bank of Ireland Asset Management
            (US) Limited (as amended) (e)
10.9.1 Tax Sharing Agreement, between Risk Capital Holdings, Inc. and Risk Capital Reinsurance Company (amended)(d)
10.9.2      Addition of Cross River Insurance Company to Tax Sharing Agreement
10.10.1 Risk Capital Holdings, Inc. 1995 Long Term Incentive and Share Award Plan (the "1995 Stock Plan")(b)+
10.10.2     First Amendment to the 1995 Stock Plan(c)+
10.10.3     Restricted Stock Agreements--Executive Officers(f)+
10.10.4 Stock Option Agreements--Executive Officers--1995 and 1996 grants(f) and 1997 and 1998 grants +
10.10.5 Stock Option Agreement--Chairman--1996 grant,(f) 1997 grant(d) and 1998 grant
10.10.6     Stock Option Agreements--Non-Employee Directors--initial grants
10.10.7 Stock Option Agreements--Non-Employee Directors--1996 and 1997 annual grants,(c) 1998 annual grants(d) and 1999 annual grants
10.11.1     Change in Control Agreement--President (g)+
10.11.2     Change in Control Agreements--Managing Directors (g)+

----------
(f) Incorporated by reference to the Registrant's Report on Form 10-Q for the period ended June 30, 1997, as filed with the SEC on August 14, 1997.

(g) Incorporated by reference to the Registrant's Report on Form 10-Q for the period ended September 30, 1998, as filed with the SEC on November 13, 1998.

(h) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (No. 33-99974), as filed with the SEC on December 4, 1995.

+ A management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.

10.12     Risk Capital Holdings, Inc. 1995 Employee Stock
          Purchase Plan(h)+
10.13.1 Risk Capital Reinsurance Company Money Purchase Pension Plan (the "Pension Plan")(b)+
10.13.2 Amendment and Restatement of the Adoption Agreement relating to the Pension Plan(c)+
10.13.3   Amendment to the Adoption Agreement relating to the
          Pension Plan+
10.14.1 Risk Capital Reinsurance Company Employee Savings Plan (the "Savings Plan")(b)+
10.14.2 Amendment and Restatement of the Adoption Agreement relating to the Savings Plan(c)+
10.14.3   Amendment to the Adoption Agreement relating to the
          Savings Plan+
10.15.1 Risk Capital Reinsurance Company Executive Supplemental Non-Qualified Savings and Retirement Plan (the "Supplemental Plan") and related Trust Agreement(b)+
10.15.2 Amendment No. 1 to the Adoption Agreement relating to the Supplemental Plan(c)+
10.15.3 Amendment No. 2 to the Adoption Agreement relating to the Supplemental Plan+
21        Subsidiaries of the Registrant
23        Consent of PricewaterhouseCoopers LLP
24        Power of Attorney
27        Financial Data Schedule