Form 10-Q
period 1999-03-31
RISK CAPITAL HOLDINGS INC
filed 1999-05-14
CIK 947484

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 1999
                                       Or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period ___________________ to _____________________

Commission file number: 0-26456

                           RISK CAPITAL HOLDINGS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    Delaware                                   06-1424716
(State or other jurisdiction of incorporation or            (I.R.S. Employer
                  organization)                             Identification No.)

                20 Horseneck Lane
             Greenwich, Connecticut                              06830
    (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code: (203) 862-4300

         ---------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X|  No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock.

                       CLASS                OUTSTANDING AT MARCH 31, 1999
                       -----                -----------------------------
           Common Stock, $.01 par value               17,086,266

================================================================================

                           RISK CAPITAL HOLDINGS, INC.

                                      INDEX

                                                                            Page
                                                                             No.
                                                                            ----
PART I.  FINANCIAL INFORMATION

ITEM 1 -  CONSOLIDATED FINANCIAL STATEMENTS

           Review Report of Independent Accountants                          1

           Consolidated Balance Sheet                                        2
             March 31, 1999 and December 31, 1998

           Consolidated Statement of Income and Comprehensive Income         3
             For the three month periods ended March 31, 1999 and 1998

           Consolidated Statement of Changes in Stockholders' Equity         4
             For the three month periods ended March 31, 1999 and 1998

           Consolidated Statement of Cash Flows                              5
             For the three month periods ended March 31, 1999 and 1998

           Notes to Consolidated Financial Statements                        6

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS                                       16

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK          25

PART II.  OTHER INFORMATION

ITEM 1 -  LEGAL PROCEEDINGS                                                  26

ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K                                   26

Signatures                                                                   27

                    REVIEW REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Risk Capital Holdings, Inc.

We have reviewed the accompanying interim consolidated balance sheet of Risk Capital Holdings, Inc. and its subsidiaries as of March 31, 1999 and 1998, and the related consolidated statements of income and comprehensive income, of changes in stockholders' equity and of cash flows for the period from January 1, 1999 to March 31, 1999. This financial information is the responsibility of the Company's management.

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

We previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1998, and the related consolidated statements of income and comprehensive income, of changes in stockholders' equity, and of cash flows for the year then ended (not presented herein), and in our report dated January 29, 1999, except as to Note 14, which is as of March 25, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1998, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

PricewaterhouseCoopers LLP

New York, New York
April 23, 1999

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     (UNAUDITED)
                                                                      MARCH 31,      DECEMBER 31,
                                                                        1999            1998
                                                                      ---------       ---------
ASSETS
Investments:
Fixed maturities                                                      $ 178,168       $ 174,540
(amortized cost: 1999, $179,084; 1998, $173,379)
Publicly traded equity securities                                       154,829         154,678
(cost: 1999, $118,199; 1998, $110,598)
Privately held securities                                               134,615         137,091
(cost: 1999, $114,117; 1998, $109,966)
Short-term investments                                                  114,637         108,809
                                                                      ---------       ---------
Total investments                                                       582,249         575,118
                                                                      ---------       ---------

Cash                                                                      4,025          12,037
Accrued investment income                                                 3,411           2,632
Premiums receivable                                                     103,822          88,610
Reinsurance recoverable                                                  45,681          31,087
Deferred policy acquisition costs                                        25,351          23,515
Other assets                                                             28,193          24,831
                                                                      ---------       ---------
Total Assets                                                          $ 792,732       $ 757,830
                                                                      =========       =========

LIABILITIES
Claims and claims expenses                                            $ 282,014       $ 216,657
Unearned premiums                                                       114,899         102,775
Reinsurance balances payable                                             19,112           5,396
Investment accounts payable                                               2,765           3,981
Deferred income tax liability                                                            13,182
Other liabilities                                                        11,225          17,837
                                                                      ---------       ---------
Total Liabilities                                                       430,015         359,828
                                                                      ---------       ---------

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value:
20,000,000 shares authorized (none issued)
Common stock, $.01 par value:
80,000,000 shares authorized
(issued:  1999, 17,102,503; 1998, 17,102,503)                               171             171
Additional paid-in capital                                              341,878         341,878
Deferred compensation under stock award plan                               (831)         (1,062)
Retained earnings (Deficit)                                             (14,730)         10,261
Less treasury stock, at cost (1999, 16,237; 1998, 15,065 shares)           (309)           (284)
Accumulated other comprehensive income consisting of unrealized
appreciation of investments, net of income tax                           36,538          47,038
                                                                      ---------       ---------
Total Stockholders' Equity                                              362,717         398,002
                                                                      ---------       ---------
Total Liabilities & Stockholders' Equity                              $ 792,732       $ 757,830
                                                                      =========       =========

                 See Notes to Consolidated Financial Statements.

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                             (UNAUDITED)
                                                                          THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                       1999               1998
                                                                   ------------       ------------
PREMIUMS AND OTHER REVENUES
Net premiums written                                               $     64,437       $     44,408
Increase in unearned premiums                                            (1,515)            (2,906)
                                                                   ------------       ------------
Net premiums earned                                                      62,922             41,502
Net investment income                                                     4,483              3,604
Net investment gains (losses)                                            (1,152)               477
                                                                   ------------       ------------
TOTAL REVENUES                                                           66,253             45,583

EXPENSES
Claims and claims expenses                                               80,732             30,253
Commissions and brokerage                                                19,538              9,931
Other operating expenses                                                  3,661              4,479
Foreign exchange (gain) loss                                                388                110
                                                                   ------------       ------------
TOTAL EXPENSES                                                          104,319             44,773

INCOME (LOSS) BEFORE INCOME TAXES, EQUITY IN NET INCOME (LOSS)
OF INVESTEES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE                 (38,066)               810

Federal income taxes:
Current                                                                  (6,000)             1,563
Deferred                                                                 (7,621)            (1,566)
                                                                   ------------       ------------
Income tax expense (benefit)                                            (13,621)                (3)
                                                                   ------------       ------------

INCOME (LOSS) BEFORE EQUITY IN NET INCOME (LOSS) OF INVESTEES
AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE                              (24,445)               813

Equity in net income (loss) of investees                                   (163)               756
                                                                   ------------       ------------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE             (24,608)             1,569

Cumulative effect of accounting change                                     (383)
                                                                   ------------       ------------

NET INCOME (LOSS)                                                       (24,991)             1,569
                                                                   ------------       ------------

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX

Change in net unrealized appreciation of investments, net of tax        (10,500)            15,199
                                                                   ------------       ------------

COMPREHENSIVE INCOME (LOSS)                                        $    (35,491)      $     16,768
                                                                   ============       ============

AVERAGE SHARES OUTSTANDING
Basic                                                                17,086,601         17,058,444
Diluted                                                              17,102,353         17,683,439

PER SHARE DATA
Net Income (Loss) - Basic                                          $      (1.46)      $       0.09
                  - Diluted                                        $      (1.46)      $       0.09
Comprehensive Income (Loss) - Basic                                $      (2.08)      $       0.98
                            - Diluted                              $      (2.08)      $       0.95

                 See Notes to Consolidated Financial Statements.

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                      (UNAUDITED)
                                                                   THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                 1999            1998
                                                               ---------       ---------
COMMON STOCK
Balance at beginning of year                                   $     171       $     171
Issuance of common stock
                                                               ---------       ---------
Balance at end of period                                       $     171             171
                                                               ---------       ---------

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of year                                     341,878         341,162
Issuance of common stock                                                             164
                                                               ---------       ---------
Balance at end of period                                         341,878         341,326
                                                               ---------       ---------

DEFERRED COMPENSATION UNDER STOCK AWARD PLAN
Balance at beginning of year                                      (1,062)         (1,778)
Restricted common stock issued                                                      (133)
Compensation expense recognized                                      231             277
                                                               ---------       ---------
Balance at end of period                                            (831)         (1,634)
                                                               ---------       ---------

RETAINED EARNINGS (DEFICIT)
Balance at beginning of year                                      10,261           7,170
Net income (loss)                                                (24,991)          1,569
                                                               ---------       ---------
Balance at end of period                                         (14,730)          8,739
                                                               ---------       ---------

TREASURY STOCK, AT COST
Balance at beginning of year                                        (284)           (198)
Purchase of treasury stock                                           (25)            (16)
                                                               ---------       ---------
Balance at end of period                                            (309)           (214)
                                                               ---------       ---------

ACCUMULATED OTHER COMPREHENSIVE INCOME CONSISTING OF
UNREALIZED APPRECIATION OF INVESTMENTS, NET OF INCOME TAX
Balance at beginning of year                                      47,038          54,504
Change in unrealized appreciation                                (10,500)         15,199
                                                               ---------       ---------
Balance at end of period                                          36,538          69,703
                                                               ---------       ---------

TOTAL STOCKHOLDERS' EQUITY
Balance at beginning of year                                     398,002         401,031
Issuance of common stock                                                             164
Change in deferred compensation                                      231             144
Net income (loss)                                                (24,991)          1,569
Purchase of treasury stock                                           (25)            (16)
Change in unrealized appreciation
  of investments, net of income tax                              (10,500)         15,199
                                                               ---------       ---------
Balance at end of period                                       $ 362,717       $ 418,091
                                                               =========       =========

                 See Notes to Consolidated Financial Statements.

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                (UNAUDITED)
                                                             THREE MONTHS ENDED
                                                                 MARCH 31,
                                                            1999           1998
                                                          --------       --------
OPERATING ACTIVITIES
Net income (loss)                                         $(24,991)      $  1,569
  Adjustments to reconcile net income
  to net cash provided by operating activities:
  Liability for claims and claims expenses                  65,357         29,382
  Unearned premiums                                         12,124          2,906
  Premiums receivable                                      (15,212)        (6,469)
  Accrued investment income                                   (779)          (600)
  Reinsurance recoverable                                  (14,594)         1,376
  Reinsurance balances payable                              13,716         (4,900)
  Deferred policy acquisition costs                         (1,836)          (438)
  Net investment (gains)/losses                              1,152           (477)
  Deferred income tax asset                                 (7,728)        (1,159)
  Other liabilities                                         (6,612)        (2,010)
  Other items, net                                          (6,543)        (6,615)
                                                          --------       --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                   14,054         12,565
                                                          --------       --------

INVESTING ACTIVITIES
Purchases of fixed maturity investments                    (63,727)       (90,051)
Sales of fixed maturity investments                         52,165         52,295
Net (purchases)/sales of short-term investments             (2,711)        22,463
Purchases of equity securities                             (16,321)       (11,762)
Sales of equity securities                                   8,714          9,574
Purchases of furniture and equipment                          (161)          (122)
                                                          --------       --------
NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES       (22,041)       (17,603)
                                                          --------       --------

FINANCING ACTIVITIES
Common stock issued                                                           164
Purchase of treasury stock                                     (25)           (16)
Deferred compensation on restricted stock                                    (133)
                                                          --------       --------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES           (25)            15
                                                          --------       --------

Increase (decrease) in cash                                 (8,012)        (5,023)
Cash beginning of year                                      12,037          9,014
                                                          --------       --------
Cash end of period                                        $  4,025       $  3,991
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

2. GENERAL

The accompanying interim consolidated financial statements have been prepared in conformity with generally accepted accounting principles and in the opinion of management, reflect all adjustments necessary (consisting of normal recurring accruals) for a fair presentation of results for such periods. These consolidated financial statements should be read in conjunction with the 1998 consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

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

Comprehensive income for the Company consists of net income (loss) and the change in unrealized appreciation or depreciation, net of income tax, as follows:

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. COMPREHENSIVE INCOME (CONT'D)

                                                                   (IN THOUSANDS)
                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                   1999        1998
                                                                 --------    --------
Net income (loss)                                                $(24,991)   $  1,569
Other comprehensive income, net of tax:
Unrealized appreciation (depreciation) of investments:
    Unrealized holdings gains arising during period               (11,249)     15,509
    Less, reclassification adjustment for net realized (gains)
    losses included in net income                                     749        (310)
                                                                 --------    --------
Other comprehensive income (loss)                                 (10,500)     15,199
                                                                 ========    ========
Comprehensive income (loss)                                      $(35,491)   $ 16,768
                                                                 ========    ========

4. EARNINGS PER SHARE DATA

Earnings per share are computed in accordance with FASB Statement No. 128 "Earnings Per Share."

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

The following table sets forth the computation of basic and diluted earnings per share:

                                                   (IN THOUSANDS, EXCEPT SHARE DATA)
                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                         1999            1998
                                                     ------------    ------------
NET INCOME
BASIC EARNINGS PER SHARE:
Net income (loss)                                    $    (24,991)   $      1,569
Divided by:
Weighted average shares outstanding for the period     17,086,601      17,058,444
Basic earnings (loss) per share                      $      (1.46)   $       0.09

DILUTED EARNINGS PER SHARE:
Net income (loss)                                    $    (24,991)   $      1,569
Divided by:
Weighted average shares outstanding for the period     17,086,601      17,058,444
Effect of dilutive securities:
     Warrants                                                             556,095
     Employee stock options                                15,752          68,900
                                                     ------------    ------------
Total shares                                           17,102,353      17,683,439
                                                     ============    ============
Diluted earnings (loss) per share                    $      (1.46)   $       0.09

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. EARNINGS PER SHARE DATA (CONT'D)

                                                  (IN THOUSANDS, EXCEPT SHARE DATA)
                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                         1999            1998
                                                     ------------    ------------
COMPREHENSIVE INCOME
BASIC EARNINGS PER SHARE:
Comprehensive income (loss)                          $    (35,491)   $     16,768
Divided by:
Weighted average shares outstanding for the period     17,086,601      17,058,444
Basic earnings (loss) per share                      $      (2.08)   $       0.98

DILUTED EARNINGS PER SHARE:
Comprehensive income (loss)                          $    (35,491)   $     16,768
Divided by:
Weighted average shares outstanding for the period     17,086,601      17,058,444
Effect of dilutive securities:
Warrants                                                                  556,095
Employee stock options                                     15,752          68,900
                                                     ------------    ------------
Total shares                                           17,102,353      17,683,439
                                                     ============    ============
Diluted earnings (loss) per share                    $      (2.08)   $       0.95

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

All of the Company's publicly traded equity securities and privately held securities were issued by insurance and reinsurance companies or companies providing services to the insurance industry. At March 31, 1999, the publicly traded equity portfolio consisted of 15 investments, with estimated fair values ranging individually from $1.0 million to $28.1 million.

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

Privately held securities consisted of the following:

                                                               (IN THOUSANDS)
                                                            MARCH 31,  DECEMBER 31,
                                                              1999        1998
                                                            --------    --------
CARRIED UNDER THE EQUITY METHOD:
The ARC Group, LLC                                          $  8,478    $  9,448
Arx Holding Corp.                                              2,479       2,400
Capital Protection Insurance Services, LLC                                   250
First American Financial Corporation                          11,091       9,805
Island Heritage Insurance Company, Ltd.                        4,008       3,101
LARC Holdings, Ltd.                                           24,601      25,349
New Europe Insurance Ventures                                    922       1,083
Sunshine State Holding Corporation                             1,729       1,688
                                                            --------    --------
     Sub-total                                                53,308      53,124
                                                            --------    --------

CARRIED AT FAIR VALUE:
Altus Holdings, Ltd.                                           6,667       6,667
American Independent Holding Company                           5,000
Annuity and Life Re (Holdings), Ltd.                          30,635      34,243
Arbor Acquisition Corp. (Montgomery & Collins, Inc.)             500         500
GuideStar Health Systems, Inc.                                 1,000       1,000
Sovereign Risk Insurance Ltd.                                    237         246
Sorrento Holdings, Inc.                                        3,836       5,113
Stockton Holdings Limited                                     10,000      10,000
Terra Nova (Bermuda) Holdings, Ltd.                           18,557      21,323
TRG Associates, LLC                                            4,875       4,875
                                                            --------    --------
     Sub-total                                                81,307      83,967
                                                            --------    --------
     Total                                                  $134,615    $137,091
                                                            ========    ========

During the quarter ended March 31, 1999, the Company received (i) a distribution from The ARC Group, LLC totaling $1.2 million and (ii) dividend distributions from Terra Nova (Bermuda) Holdings, Ltd. of $53,000 and TRG Associates, LLC of $487,500.

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. INVESTMENT INFORMATION (CONT'D)

The Company also received $1,376,000 from Sorrento Holdings, Inc. ("Sorrento") for the redemption of 1,273 shares of preferred stock of Sorrento, which redemption amount was comprised of a payment of $1,000 per share and interest income of approximately $103,000.

At March 31, 1999, the Company had investment commitments relating to its privately held securities totaling approximately $10.3 million, compared to $10.4 million at December 31, 1998.

Set forth below is certain information relating to the Company's private investment activity for the three month period ended March 31, 1999:

AMERICAN INDEPENDENT INSURANCE HOLDING COMPANY

In February 1999, the Company loaned $5 million to American Independent Insurance Holding Company ("AIHC"). The secured promissory note matures in January 2003, and will accrue interest at rates per annum expected to approximate 6%, depending on the investment returns on proceeds of the loan which are invested by AIHC on the Company's behalf. Principal and interest repayments are subject to prior approval by the Pennsylvania Department of Insurance. In consideration for the loan, the Company received Class A warrants to purchase shares of common stock of AIHC, constituting approximately 4% of AIHC's outstanding common stock on a fully-diluted basis.

In connection with this investment and the Company's prior $3.6 million loan commitment to AIHC (which commitment expired on December 31, 1998), the Company will have the option to write an aggregate amount of premiums of at least approximately $300 million over the next seven to eight year period, in addition to the $78.5 million of premiums ceded to the Company through March 31, 1999. No assurances can be given that any such additional premiums will be written by the Company.

CAPITAL PROTECTION INSURANCE SERVICES, LLC

In the 1999 first quarter, the Company wrote off its investment in Capital Protection Insurance Services, LLC ("CPI") by recording an after-tax realized investment loss of $650,000, which represents an estimate of costs associated with terminating leases and divesting physical assets, and other costs to run-off the business of this managing underwriting agency.

FIRST AMERICAN FINANCIAL CORPORATION

In March 1999, the Company loaned to First American Financial Corporation $1.6 million in the form of a demand note.

ISLAND HERITAGE

In February 1999, the Company made an additional investment in Island Heritage in the amount of $1.0 million.

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

The effect of reinsurance on written and earned premiums and claims and claims expenses are as follows:

                                                               (IN THOUSANDS)
                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                             1999         1998
                                                            -------      -------
Assumed premiums written                                    $89,484      $48,154
Ceded premiums written                                       25,047        3,746
                                                            -------      -------
Net premiums written                                        $64,437      $44,408
                                                            =======      =======

Assumed premiums earned                                     $77,360      $45,248
Ceded premiums earned                                        14,438        3,746
                                                            -------      -------
Net premiums earned                                         $62,922      $41,502
                                                            =======      =======

Assumed claims and claims expenses incurred                 $83,672      $34,903
Ceded claims and claims expenses incurred                     2,940        4,650
                                                            -------      -------
Net claims and claims expenses incurred                     $80,732      $30,253
                                                            =======      =======

At March 31, 1999, the Company's balance sheet reflects reinsurance recoverable balances as follows:

                                                            (IN THOUSANDS)
                                                       MARCH 31,      DECEMBER 31,
                                                         1999            1998
                                                       --------        --------
Reinsurance recoverable balances:
     Unpaid claims and claim expenses                  $ 35,072        $ 31,087
     Unearned premiums                                   10,609
                                                       --------        --------
Total                                                  $ 45,681        $ 31,087
                                                       ========        ========
Ceded balances payable                                 $(19,112)       $ (5,396)
                                                       ========        ========

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. STATUTORY DATA

The following table reconciles statutory net loss and surplus of Risk Capital Reinsurance Company to consolidated GAAP net income (loss) and stockholders equity:

                                                            (IN THOUSANDS)
                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                         1999           1998
                                                       ---------      ---------
NET INCOME (LOSS):
Risk Capital Reinsurance
Statutory net loss                                     $ (32,721)     $  (5,780)
GAAP adjustments:
     Dividend income                                      (1,215)
     Deferred acquisition costs                            1,835            440
     Realized loss                                                        4,601
     Deferred income taxes                                 7,621          1,566
     Equity in net income (loss) of investees               (163)           756
     Cumulative effect of accounting change                 (371)
                                                       ---------      ---------
GAAP net income (loss)                                   (25,014)         1,583
RCHI (parent company only) operations                         23            (14)
                                                       ---------      ---------
Consolidated GAAP net income (loss)                    $ (24,991)     $   1,569
                                                       =========      =========

                                                           (IN THOUSANDS)
                                                       MARCH 31,     DECEMBER 31,
                                                         1999           1998
                                                       ---------      ---------
STOCKHOLDERS' EQUITY:
Statutory surplus                                      $ 308,651      $ 358,702
     Deferred acquisition costs                           25,351         23,515
     Unrealized appreciation                               4,155          4,579
     Deferred income tax liability, net                                 (13,164)
     Deferred income tax asset, net                          212
     Non-admitted assets                                  11,089         11,489
     Other                                                   160
                                                       ---------      ---------
Investment in Risk Capital Reinsurance, GAAP             349,618        385,121
RCHI (parent company only):
     Other net assets                                     13,100         12,881
                                                       ---------      ---------
Consolidated stockholders' equity, GAAP                $ 362,717      $ 398,002
                                                       =========      =========

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. INCOME TAXES

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

An analysis of the Company's effective tax rate for the three months ended March 31, 1999 and 1998 is as follows:

                                                             (IN THOUSANDS)
                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                            1999         1998
                                                          --------     --------
Income taxes (benefit) computed on pre-tax
  income                                                  $(13,323)    $    284
Reduction in income taxes resulting from:
     Tax-exempt investment income                             (165)        (136)
     Dividend received deduction                              (237)        (207)
     Other                                                     104           56
                                                          --------     --------
Income tax expense (benefit) on pre-tax income            $(13,621)    $     (3)
                                                          ========     ========

The Company's current federal tax expense (benefit) for the three months ended March 31, 1999 and 1998 was based on regular taxable income.

The net deferred income tax asset reflects temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes, net of a valuation allowance for any portion of the deferred tax asset that management believes will not be realized. Significant components of the Company's deferred income tax assets and liabilities as of March 31, 1999 and December 31, 1998 were as follows:

                                                             (IN THOUSANDS)
                                                         MARCH 31,    DECEMBER 31,
                                                           1999          1998
                                                         --------      --------
Deferred income tax assets:
     Net claim reserve discount                          $ 13,654      $ 10,176
     Net unearned premium reserve                           7,300         7,194
     Compensation liabilities                                 594           622
     Foreign currency                                         219            84
     Equity in net loss of investees, net                   2,594         2,328
     Net operating loss carryforward                        4,394
                                                         --------      --------
Total deferred tax assets                                  28,755        20,404
                                                         --------      --------
Deferred income tax liabilities:
     Deferred policy acquisition cost                      (8,872)       (8,230)
      Unrealized appreciation of investments              (19,675)      (25,328)
      Other                                                    (8)          (28)
                                                         --------      --------
Total deferred tax liabilities                             28,555       (33,586)
                                                         --------      --------
Net deferred income tax asset                            $    200      $(13,182)
                                                         ========      ========

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. ACCOUNTING PRONOUNCEMENTS

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

START-UP COSTS

Effective January 1, 1999, the Company changed its method of accounting for start-up costs in accordance with the Accounting Standards Executive Committee's Statement of Position ("SOP") 98-5 "Reporting on the Costs of Start-Up Activities." This statement requires costs of start-up activities, including organization costs, to be expensed as incurred. Unless another conceptual basis exists under other generally accepted accounting literature to capitalize the cost of an activity, costs of start-up activities cannot be capitalized.

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

The change in accounting principle resulted in the write-off of the start-up costs capitalized as of January 1, 1999 for the Company and its investee companies carried under the equity method of accounting. The cumulative effect of the write-off, which totals $383,000, after-tax, or $0.02 per share, has been expensed and is included in the 1999 first quarter net loss. The effect of the change on the net loss in the first quarter of 1999 was not material.

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. ACCOUNTING PRONOUNCEMENTS (CONT'D)

MARKET RISK SENSITIVE INSTRUMENTS

The Securities and Exchange Commission ("SEC") issued Financial Reporting Release ("FRR") No. 48 which included amended rules requiring domestic and foreign issuers to clarify and expand existing disclosure for derivative financial instruments, other financial instruments and derivative commodity instruments (collectively, "market risk sensitive instruments"). The amendments require enhanced disclosure of accounting policies for derivative financial instruments and derivative commodity instruments (collectively, "derivatives"). In addition, the amendments expand existing disclosure requirements to include quantitative and qualitative information about market risk inherent in market risk sensitive instruments, which disclosure will be subject to safe harbor protection under the new SEC rule (see "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-Q). These amendments are designed to provide additional information about market risk sensitive instruments which investors can use to better understand and evaluate market risk exposures of registrants, including the Company. There have been no material changes in market risk exposures that affect the quantitative and qualitative disclosures presented as of the year ended December 31, 1998.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

GENERAL

THE COMPANY

Risk Capital Holdings, Inc. ("RCHI") is the holding company for Risk Capital Reinsurance Company ("Risk Capital Reinsurance"), RCHI's wholly owned subsidiary which is domiciled in Nebraska. (RCHI and Risk Capital Reinsurance are collectively referred to herein as the "Company.") RCHI was incorporated in March 1995 and commenced operations during September 1995 upon completion of its initial public offering and related exercise of the underwriters' over-allotment option and direct sales of an aggregate of 16,750,625 shares of RCHI's common stock, par value $.01 per share, at $20 per share, and the issuance of warrants (collectively, the "Offerings.") RCHI received aggregate net proceeds from the Offerings of approximately $335.0 million, of which $328.0 million was contributed to the capital of Risk Capital Reinsurance. On November 6, 1995, Risk Capital Reinsurance was licensed under the insurance laws of the State of Nebraska. In July 1998, Risk Capital Reinsurance capitalized its wholly owned subsidiary, Cross River Insurance Company ("Cross River"), with $20 million. Cross River received its Nebraska insurance license in October 1998, and intends to seek authorization to operate in most other states as an excess and surplus lines insurer.

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

Reinsurance treaties that are placed by intermediaries are typically for one year terms with a substantial number that are written or renewed on January 1 each year. Other significant renewal dates include April 1, July 1 and October 1. The April 1, 1999 renewal period was marked by continuing intensified competitive conditions in terms of premium rates and treaty terms and conditions in both the property and casualty segments of the marketplace. These conditions have been worsened due to large domestic primary companies retaining more of their business and ceding less premiums to reinsurers.
While the Company is initially somewhat disadvantaged compared to many of its competitors, which are larger, have greater resources and longer operating histories than the Company, it believes it has been able to generate attractive opportunities in the marketplace due to its substantial unencumbered capital base, experienced management team, relationship with its equity investment advisor and strategic focus on generating a small number of large reinsurance treaty transactions that may also be integrated with an equity investment in client companies. Commencing in late 1997, in addition to its core business, the Company expanded into specialty classes of reinsurance business, including marine and aviation and space in 1997, surety and fidelity in 1998, and accident and health in 1999.

IN-FORCE BUSINESS

At April 1, 1999, the Company had approximately 421 renewable reinsurance treaties that are in-force, with approximately $275.4 million of estimated annualized net in-force premiums. Such in-force premiums at April 1, 1999 represent estimated annualized premiums from treaties entered into during 1998 and the 1999 renewal periods that are expected to generate net premiums written during 1999. All of the Company's in-force treaties will be considered for renewal, although, there can be no assurance that such treaties will be renewed.

RESULTS OF OPERATIONS

The Company had consolidated comprehensive loss for the three month period ended March 31, 1999 of $35.5 million, which was composed of a net loss of $25.0 million and other comprehensive loss of $10.5 million, consisting of the change in after-tax unrealized appreciation of investments. The net loss for the three month period ended March 31, 1999 included after-tax realized investment losses of approximately $749,000, equity in net loss of investees of approximately $163,000 and a loss of $383,000 from the cumulative effect of an accounting change. These amounts compare with comprehensive income for the three month period ended March 31, 1998 of $16.8 million, which was composed of net income of $1.6 million and the change in after-tax unrealized appreciation of investments of $15.2 million. Net income for the three month period ended March 31, 1998 included after-tax realized investment gains of $310,000 and equity in net income of investees of $756,000.

Following is a table of per share data for the three months ended March 31, 1999 and 1998 on an after-tax basis:

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                          1999          1998
                                                       ----------    ----------
BASIC EARNINGS PER SHARE:
Underwriting loss                                      $    (1.58)   $    (0.12)
Net investment income                                        0.19          0.15
Net realized investment gains (losses)                      (0.04)         0.02
Equity in net income (loss) of investees                    (0.01)         0.04
Cumulative effect of accounting change                      (0.02)
                                                       ----------    ----------
Net income (loss)                                           (1.46)         0.09
Change in net unrealized appreciation of investments        (0.62)         0.89
                                                       ==========    ==========
Comprehensive income (loss)                            $    (2.08)   $     0.98
                                                       ==========    ==========

Average shares outstanding (000's)                         17,087        17,058
                                                       ==========    ==========

DILUTED EARNINGS PER SHARE:
Underwriting loss                                      $    (1.58)   $    (0.12)
Net investment income                                        0.19          0.15
Net realized investment gains (losses)                      (0.04)         0.02
Equity in net income (loss) of investees                    (0.01)         0.04
Cumulative effect of accounting change                      (0.02)
                                                       ----------    ----------
Net income (loss)                                      $    (1.46)   $     0.09
                                                       ==========    ==========

Comprehensive income (loss)                            $    (2.08)   $     0.95
                                                       ==========    ==========

Average shares outstanding (000's)                         17,102        17,683
                                                       ==========    ==========

At March 31, 1999, basic and diluted book value per share was $21.23, which compare with basic and diluted book value per share of $23.29 and $22.75, respectively, at December 31, 1998.

NET PREMIUMS WRITTEN

Net premiums written for the three month periods ended March 31, 1999 and 1998 were as follows:

                                             (IN THOUSANDS)
                                        THREE MONTHS ENDED MARCH 31,
                                 ----------------------------------------           PERCENT
CORE BUSINESS                          1999                  1998                   CHANGE
                                 ------------------    ------------------     --------------------
  Property                             $12,245               $11,601                    5.6%
  Casualty                              19,850                10,158                   95.4
  Multi-line                            17,455                11,543                   51.2
  Other                                 (4,592)                3,015                    N/M
                                 ------------------    ------------------     --------------------
  Sub-total Core Business               44,958                36,317                   23.8%
                                 ------------------    ------------------     --------------------
SPECIALTY BUSINESS
  Accident & Health                      8,068
  Aviation & Space                       5,642                 2,491                  126.5
  Marine                                 3,965                 5,600                  (29.0)
  Surety & Fidelity                      1,804
                                 ------------------    ------------------     --------------------
  Sub-total Specialty Business          19,471                 8,091                  140.7
                                 ------------------    ------------------     --------------------
  Total                                $64,437               $44,408                   45.1%
                                 ==================    ==================     ====================

Net premiums written for the 1999 first quarter were $64.4 million, representing a 45% increase from the $44.4 million of net premiums written for the 1998 first quarter. The Company's premium growth resulted from continued efforts in two key strategies, the integration of investment with reinsurance and the diversification into specialty classes of reinsurance. Approximately $19 million, or 30%, of net premiums written for the 1999 first quarter was produced from specialty lines of business, which accounted for approximately 57% of the increase in net premiums written for the 1999 first quarter compared to the 1998 first quarter. In addition, approximately 50% of net premiums written for the 1999 first quarter were generated from treaties integrated with a private investment transaction, compared to 25% for the 1998 first quarter and 32% for all of 1998.

Net premiums written for the 1999 first quarter for other business was reduced by $10.6 million for the retrocession of a treaty which covered multiple future rocket launches. The reduction of net premiums written resulting from this retrocession increased the commission and operating expense ratio components of the statutory composite ratio by 4.7 points, but had no impact on operating results.

Approximately 7.5% of net premiums written in the first three months of 1999 was from non-United States clients, compared to 28.9% in the first three months of 1998.

Set forth below are the Company's statutory composite ratios for the three month periods ended March 31, 1999 and 1998:

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                        -----------------------
                                                         1999             1998
                                                        ------           ------
Claims and claims expenses                               128.3%            72.9%
Commissions and brokerage                                 33.2%            23.3%
Other operating expenses                                   5.5%             9.7%
                                                        ------           ------
Statutory composite ratio                                167.0%           105.9%
                                                        ======           ======

The Company's statutory combined ratio for the 1999 first quarter was 167.0%, compared with the 1998 first quarter ratio of 105.9%. The 1999 ratio was adversely affected by underwriting results from the sources identified below, which added 59.1 points to the combined ratio (dollars in millions):

                                            NET                        AFTER-TAX       PER
                                          PREMIUMS       EARNED       UNDERWRITING    SHARE     COMPOSITE
SOURCES OF BUSINESS:                      WRITTEN       PREMIUMS         LOSS          LOSS     EFFECT (1)
-------------------                     ------------  ------------  --------------- ---------- ------------
Managing underwriting agency               $5.9          $3.3           $15.4         $0.90       34.4%
Satellite business                          1.5           1.5             4.4          0.26        9.6
Aviation                                    4.2           1.8             3.8          0.22        7.5
Property                                     .7            .7             1.6          0.09        3.2
                                        ------------  ------------  --------------- ---------- ------------
                                           12.3           7.3             25.2         1.47       54.7
                                                                                                   4.4
                                        ------------  ------------  --------------- ---------- ------------
All items                                 $12.3          $7.3            $25.2        $1.47       59.1%
                                        ============  ============  =============== ========== ============

(1) The composite effect of each item separately is as shown above and adds to 54.7%. When such items are aggregated together and excluded from underwriting results, the impact is 59.1% because of the exclusion of the related written and earned premiums.

As identified above, during the 1999 first quarter, the Company recorded an after-tax underwriting loss of $15.4 million, or $0.90 per share, from reinsurance on business produced by the managing underwriting agency, and a related after-tax investment loss of $650,000, or $0.04 per share, recorded in net realized investment losses. Such amounts compare to the preliminary after-tax loss estimate previously disclosed on March 18, 1999 of $18 million, or $1.07 per share. Included in the reserve for claims and claims expenses is an undiscounted premium deficiency reserve of $8.2 million relating to the $7 million unearned premium reserve for this business as of March 31, 1999.

The total estimated ultimate net premiums written for all business produced on behalf of the Company by the managing underwriting agency recorded through March 31, 1999 is approximately $23 million. The Company has discontinued its underwriting relationship with the managing underwriting agency.

As identified above, during the 1999 first quarter, the Company recorded an after-tax underwriting loss of $4.4 million, or $0.26 per share, for satellite business, which includes after-tax satellite losses of $4 million, or $0.24 per share, previously disclosed on March 18, 1999. In order to mitigate the impact of possible future loss activity, in the fourth quarter of 1998, the Company commenced the process of re-underwriting and reducing its satellite business and seeking additional retrocessional protection. At March 31, 1999, the Company currently estimates that it had net exposure of approximately $23 million to satellite losses (net of reinstatement premiums and retrocessions) for expired treaties and treaties expiring during 1999.

During the 1999 first quarter, the Company recorded additional after-tax underwriting losses of $3.8 million, or $0.22 per share, for aviation business, principally from the 1998 Swiss Air and Korean Air crashes. The additional loss recorded for the Swiss Air crash was based on a reallocation of the $642 million expected industry loss between the plane manufacturer and Swiss Air. This reallocation adversely affected the Company's gross loss. The gross loss associated with the Swiss Air crash reported as of December 31, 1998 had exhausted the Company's retrocessional protections applicable to this occurrence. Therefore, none of such additional loss reported during the 1999 first quarter was ceded to retrocessionaires. To the extent that the expected industry loss increases, the Company could record additional losses. For example, if the expected industry loss increases by $100 million, and assuming no further loss reallocations that would increase the loss to the plane manufacturer, the Company could record additional loss of approximately $1.7 million. However, the ultimate allocation of liability between the plane manufacturer and Swiss Air cannot be known at present and may not be determinable for years. With respect to the Korean Air crash, the Company currently believes that there is no reasonable scenario in which the Company's reinsurance protections would be exhausted as a result of this event.

The Company also incurred an after-tax underwriting loss of $1.6 million, or $0.09 per share, on a property treaty resulting from an explosion and fire in the Rouge Steel Plant, in Dearborn, Michigan in February 1999.

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

For the 1999 first quarter, the statutory operating expense ratio improved to 5.5%, compared with 9.7% for the 1998 prior year, which improvement resulted from the increase in net premiums written from the prior year period. In the 1999 first quarter, the Company allocated certain compensation and other expenses of $0.6 million to net investment income based on internal time studies. Such allocations were not made in prior periods. Due to such allocations, the 1999 statutory operating expense ratio improved by approximately 1 point and net investment income was reduced by approximately $0.02 per share, with no overall effect on operating results. On a pro-forma basis, the 1998 first quarter statutory operating expense ratio would have been 8.4%.

Pre-tax foreign exchange gains and losses are recorded separately from statutory underwriting results and are therefore excluded from the statutory composite ratio. Unhedged monetary assets and liabilities are translated at the exchange rate in effect at the balance sheet date, with the resulting foreign exchange gains or losses recognized in income. For the three months ended March 31, 1999 and 1998, pre-tax foreign exchange losses were $388,000 and $110,000, respectively. Such future gains or losses are unpredictable, and could be material.

INVESTMENT RESULTS

At March 31, 1999, approximately 50% of the Company's invested assets consisted of fixed maturity and short-term investments, compared to 48% at the end of 1998. Net investment income for the first three months of 1999 was approximately $4.5 million, compared to $3.6 million for the prior year period.

The Company's pre-tax and net of tax investment yields in the first three months of 1999 were 3.4% and 2.5%, respectively, compared to 3.4% and 2.4%, respectively, for the same prior year period. Assuming a stable interest rate environment, the Company anticipates the 1999 yields to moderately increase as funds invested in short-term securities are allocated into fixed maturity investments.

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

For the three months ended March 31, 1999, the Company's equity in net loss of investee companies was $163,000. This compares to equity in net income of investee companies of $756,000 in the prior year period.

INCOME TAXES

The net deferred income tax benefits for the first three months of 1999 and 1998 of approximately $7.6 million and $1.6 million, respectively, which are assets considered recoverable from future taxable income, resulted principally from temporary differences between financial and taxable income. Temporary differences include, among other things, charges for restricted stock grants which are not deductible for income tax purposes until vested (vesting of existing restricted stock grants will occur over a five-year period), as well as charges for a portion of unearned premiums and claims reserves and equity in net income (loss) of investees. The net operating loss incurred in the three months ended March 31, 1999 generated a deferred tax asset of approximately $4.4 million, which is anticipated to be utilized against future taxable income. See note 8 under the caption "Income Taxes" of the accompanying Notes to the Consolidated Financial Statements.

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

Investments that are or will be included in the Company's private portfolio include securities issued by privately held companies and publicly traded companies that are generally restricted as to resale or are otherwise illiquid and do not have readily ascertainable market values. The risk of investing in such securities is generally greater than the risk of investing in securities of widely held, publicly traded companies. Lack of a secondary market and resale restrictions may result in an inability by the Company to sell a security at a price that would otherwise be obtainable if such restrictions did not exist and may substantially delay the sale of a security the Company seeks to sell.

At March 31, 1999, cash and invested assets totaled approximately $586.3 million, consisting of $118.6 million of cash and short-term investments, $178.2 million of publicly traded fixed maturity investments, $154.8 million of publicly traded equity securities and $134.6 million of privately held securities. Included in privately held securities are investments totaling $53.3 million which are carried under the equity method.

During the first three months of 1999, the Company completed three equity transactions. See Note 5 under the caption "Investment Information" of the accompanying Notes to the Consolidated Financial Statements. The private equity portfolio includes 17 investments, totaling approximately $134.6 million of invested capital at March 31, 1999.

Approximately 89% of fixed maturity and short-term investments were rated investment grade by Moody's Investors Service, Inc. or Standard & Poor's Corporation and have an average duration of approximately 2.7 years.

See Note 5 under the caption "Investment Information" of the accompanying Notes to the Consolidated Financial Statements for certain information regarding the Company's privately held securities and their carrying values. During the remainder of 1999 and over the long-term, the Company intends to continue to maintain a substantial portion of its investments in publicly traded and privately held equity securities.

At March 31, 1999, the publicly traded equity portfolio consisted of investments in 15 publicly traded domestic insurers, reinsurers or companies providing services to the insurance industry. The estimated fair values of such investments ranged individually from $1 million to $28.1 million.

The Company has not invested in derivative financial instruments such as futures, forward contracts, swaps, or options or other financial instruments with similar characteristics such as interest rate caps or floors and fixed-rate loan commitments. The Company's portfolio includes market sensitive instruments, such as mortgage-backed securities, which are subject to prepayment risk and changes in market value in connection with changes in interest rates. The Company's investments in mortgage-backed securities, which amounted to approximately $31.6 million at March 31, 1999, or 5.4% of cash and invested assets, are classified as available for sale and are not held for trading purposes.

MARKET SENSITIVE INSTRUMENTS AND RISK MANAGEMENT

In accordance with the SEC's Financial Reporting Release No. 48, the Company performed a sensitivity analysis to determine the effects that market risk exposures could have on the future earnings, fair values or cash flows of the Company's financial instruments as of December 31, 1998. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's 1998 Annual Report on Form 10-K). Market risk represents the risk of changes in the fair value of a financial instrument and is comprised of several components, including liquidity, basis and price risks. At March 31, 1999, there have been no material changes in market risk exposures that affect the quantitative and qualitative disclosures presented as of December 31, 1998.

RATINGS

A.M. Best Company ("A.M. Best") revised its rating of Risk Capital Reinsurance Company from A (Excellent) to A- (Excellent). While several factors were identified, the rating action principally reflects the poor underwriting results reported by the Company in late 1998 and the first quarter of 1999 on its satellite book of business and the business produced by the managing underwriting agency.

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

Net cash flow from operating activities for the three months ended March 31, 1999 was $14.1 million, compared with $12.6 million for the prior year period.

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

At March 31, 1999, the Company's consolidated stockholders' equity totaled $362.7 million, or $21.23 per share. At such date, statutory surplus of Risk Capital Reinsurance was approximately $308.6 million. Based on data available as of December 31, 1998 from the Reinsurance Association of America, Risk Capital Reinsurance is the twelfth largest domestic broker market oriented reinsurer as measured by statutory surplus.

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

ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for fiscal years beginning after June 15, 1999, with initial application as of the beginning of the first quarter of the applicable fiscal year. The provisions of this statement may be applied as early as the beginning of any fiscal quarter that begins after June 1998. Retroactive application is prohibited. The Company will adopt this statement in the first quarter of 2000. (See Note 9 of the accompanying notes to the Consolidated Financial Statements of the Company.)

Effective January 1, 1999, the Company changed its method of accounting for start-up costs in accordance with the Accounting Standards Executive Committee's Statement of Position ("SOP") 98-5 "Reporting on the Costs of Start-Up Activities." This statement requires costs of start-up activities, including organization costs, to be expensed as incurred. The change in accounting principle resulted in the write-off of the start-up costs capitalized as of January 1, 1999 for the Company and its investee companies carried under the equity method of accounting. The cumulative effect of the write-off, which totals $383,000, after-tax, or $0.02 per share, has been expensed and is included in the 1999 first quarter net loss. The effect of the change on the net loss of the first quarter of 1999 was not material. (See Note 9 of the accompanying notes to the Consolidated Financial Statements of the Company.)

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

The Company has substantially completed its testing and implementation of compliant components for its internal business systems and operating facilities. The Company's significant internal systems and facilities have been deemed compliant, and the Company is currently in the remediation and testing phases to ensure that its remaining systems and facilities are capable of processing information for the year 2000 and beyond. The Company does not currently anticipate any material year 2000 compliance problems with respect to its internal business systems and operating facilities. Based on information currently available, the total cost of this internal compliance effort will not have a material adverse effect on the Company's financial position or results of operations.

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

The Company has not established a contingency plan for noncompliance of its internal systems and operating facilities as the Company does not currently expect any material year 2000 compliance problems with respect to such internal systems and facilities. At this time, the Company is not aware of any material business partners or vendors that will not be year 2000 compliant. If the Company becomes aware of non-compliant business partners or vendors, one option will be to evaluate replacing the non-compliant business partners and vendors. The Company intends to continue to assess and attempt to mitigate its risks in the event these third parties fail to be year 2000 compliant, and will consider appropriate contingency arrangements for such potential noncompliance by such entities. In certain instances, the establishment of a contingency plan is not possible or is cost prohibitive. In these situations, noncompliance by the Company's material business partners or vendors could have a material adverse impact on the Company's financial position and results of operations.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Except for the historical information and discussions contained herein, statements included in this Report may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements address matters that involve risks, uncertainties and other factors that could cause actual results or performance to differ materially from those indicated in such statements. The Company believes that these factors include, but are not limited to, acceptance in the market of the Company's reinsurance products; competition from new products (including products that may be offered by the capital markets); the availability of investments on attractive terms; competition, including increased competition (both as to underwriting and investment opportunities); changes in the performance of the insurance sector of the public equity markets or market professionals' views as to such sector; the amount of underwriting capacity from time to time in the market; general economic conditions and conditions specific to the reinsurance and investment markets in which the Company operates; regulatory changes and conditions; rating agency policies and practices; claims development, including as to the frequency or severity of claims and the timing of payments; and loss of key personnel. Changes in any of the foregoing may affect the Company's ability to realize its business strategy or may result in changes in the Company's business strategy. The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are included herein or elsewhere in the Company's filings with the SEC. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to the information appearing above under the subheading "Market Sensitive Instruments and Risk Management" under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," which information is hereby incorporated by reference.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

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

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits.

           Exhibit No.                     Description
           -----------                     -----------

           15 Accountants' Awareness Letter and Limitation of Liability (regarding unaudited interim financial information)

           27              Financial Data Schedule

(b)        Reports on Form 8-K.

           There were no reports filed on Form 8-K for the three month period ended March 31, 1999.

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


                                       RISK CAPITAL HOLDINGS, INC.
                                       -----------------------------------------
                                       (REGISTRANT)


                                       /s/ Mark D. Mosca
                                       -----------------------------------------
DATE: MAY  14, 1999                    MARK D. MOSCA
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER


                                       /s/ Paul J. Malvasio
                                       -----------------------------------------
DATE: MAY 14, 1999                     PAUL J. MALVASIO
                                       CHIEF FINANCIAL OFFICER

                                  EXHIBIT INDEX

   Exhibit No.                               Description
   -----------                               -----------

   15 Accountants' Awareness Letter and Limitation of Liability (regarding unaudited interim financial information)

   27                      Financial Data Schedule