Form 10-Q
period 1999-06-30
RISK CAPITAL HOLDINGS INC
filed 1999-08-12
CIK 947484

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1999

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

Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock.

                 Class                    Outstanding at June 30, 1999
                 -----                    ----------------------------
     Common Stock, $.01 par value                  17,084,893

================================================================================

                           RISK CAPITAL HOLDINGS, INC.

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I.  Financial Information

Item 1 - Consolidated Financial Statements

         Review Report of Independent Accountants                            1

         Consolidated Balance Sheet                                          2
           June 30, 1999 and December 31, 1998

         Consolidated Statement of Income and Comprehensive Income           3
           For the six month periods ended June 30, 1999 and 1998

         Consolidated Statement of Changes in Stockholders' Equity           4
           For the six month periods ended June 30, 1999 and 1998

         Consolidated Statement of Cash Flows                                5
           For the six month periods ended June 30, 1999 and 1998

         Notes to Consolidated Financial Statements                          6

Item 2 - Management's Discussion and Analysis of Financial Condition
          And Results of Operations                                         18

Item 3 - Quantitative and Qualitative Disclosures about Market Risk         28

PART II. Other Information

Item 1 - Legal Proceedings                                                  29

Item 4 - Submission of Matters to a Vote of Security Holders                29

Item 6 - Exhibits and Reports on Form 8-K                                   30

Signatures                                                                  31

                    Review Report of Independent Accountants

To the Board of Directors and Stockholders of Risk Capital Holdings, Inc.

We have reviewed the accompanying interim consolidated balance sheet of Risk Capital Holdings, Inc. and its subsidiaries as of June 30, 1999 and 1998, and the related consolidated statements of income and comprehensive income, of changes in stockholders' equity and of cash flows for the period from January 1, 1999 to June 30, 1999. This financial information is the responsibility of the Company's management.

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

We previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1998, and the related consolidated statements of income and comprehensive income, of changes in stockholders' equity, and of cash flows for the year then ended (not presented herein), and in our report dated January 29, 1999, except as to Note 14, which is as of March 25, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1998 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

PricewaterhouseCoopers LLP

New York, New York
July 26, 1999

                  RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                      (in thousands, except per share data)

                                                                 (Unaudited)
                                                                   June 30,   December 31,
                                                                     1999         1998
                                                                  ---------    ---------
Assets
Investments:
Fixed maturities                                                  $ 258,342    $ 174,540
(amortized cost: 1999, $263,710; 1998, $173,379)
Publicly traded equity securities                                   169,201      154,678
(cost: 1999, $125,332; 1998, $110,598)
Privately held securities                                            88,805      137,091
(cost: 1999, $82,114; 1998, $109,966)
Short-term investments                                               89,147      108,809
                                                                  ---------    ---------
Total investments                                                   605,495      575,118
                                                                  ---------    ---------

Cash                                                                 11,279       12,037
Accrued investment income                                             3,929        2,632
Premiums receivable                                                 115,126       88,610
Reinsurance recoverable                                              59,485       31,087
Deferred policy acquisition costs                                    27,331       23,515
Investment accounts receivable                                        8,183        3,928
Deferred income tax asset                                             1,011
Other assets                                                         26,986       20,903
                                                                  =========    =========
Total Assets                                                      $ 858,825    $ 757,830
                                                                  =========    =========

Liabilities
Claims and claims expenses                                        $ 326,916    $ 216,657
Unearned premiums                                                   119,447      102,775
Reinsurance balances payable                                         11,009        5,396
Investment accounts payable                                          12,678        3,981
Deferred income tax liability                                                     13,182
Other liabilities                                                    17,195       17,837
                                                                  ---------    ---------
Total Liabilities                                                   487,245      359,828
                                                                  ---------    ---------

Stockholders' Equity Preferred stock, $.01 par value:
20,000,000 shares authorized (none issued)
Common stock, $.01 par value:
80,000,000 shares authorized
(issued: 1999, 17,102,503; 1998, 17,102,503)                            171          171
Additional paid-in capital                                          341,878      341,878
Deferred compensation under stock award plan                           (668)      (1,062)
Retained earnings                                                     1,153       10,261
Less treasury stock, at cost (1999, 17,610; 1998, 15,065 shares)       (329)        (284)
Accumulated other comprehensive income consisting of unrealized
  appreciation of investments, net of income tax                     29,375       47,038
                                                                  ---------    ---------

Total Stockholders' Equity                                          371,580      398,002
                                                                  ---------    ---------
Total Liabilities & Stockholders' Equity                          $ 858,825    $ 757,830
                                                                  =========    =========

                 See Notes to Consolidated Financial Statements.

                  RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
                        (in thousands, except share data)
                                   (Unaudited)

                                                   Three Months Ended              Six Months Ended
                                                        June 30,                       June 30,
                                                 1999            1998            1999            1998
                                              ----------      ----------      ----------      ----------
Premiums and Other Revenues
Net premiums written                             $91,517         $52,536        $155,954         $96,944
Increase in unearned premiums                     (4,529)         (4,059)         (6,044)         (6,965)
                                              ----------      ----------      ----------      ----------
Net premiums earned                               86,988          48,477         149,910          89,979
Net investment income                              4,817           4,331           9,300           7,935
Net investment gains                              23,386           2,870          22,234           3,347
                                              ----------      ----------      ----------      ----------
Total revenues                                   115,191          55,678         181,444         101,261

Expenses
Claims and claims expenses                        65,438          35,231         146,170          65,484
Commissions and brokerage                         22,869          12,724          42,407          22,655
Other operating expenses                           3,772           3,852           7,433           8,331
Foreign exchange (gain) loss                        (450)            (51)            (62)             59
                                              ----------      ----------      ----------      ----------
Total expenses                                    91,629          51,756         195,948          96,529

Income (Loss) Before Income Taxes, Equity
  In Net Income of Investees and
  Cumulative Effect of Accounting Change          23,562           3,922         (14,504)          4,732

Federal income taxes:
Current                                            4,748           2,308          (1,252)          3,871
Deferred                                           3,127          (1,288)         (4,494)         (2,854)
                                              ----------      ----------      ----------      ----------
Income tax expense (benefit)                       7,875           1,020          (5,746)          1,017
                                              ----------      ----------      ----------      ----------

Income (Loss) Before Equity in Net Income
  of Investees and Cumulative Effect of
  Accounting Change                               15,687           2,902          (8,758)          3,715

Equity in net income of investees                    196             257              33           1,013
                                              ----------      ----------      ----------      ----------

Income (Loss) Before Cumulative Effect of
  Accounting Change                               15,883           3,159          (8,725)          4,728

Cumulative effect of accounting change                                              (383)
                                              ----------      ----------      ----------      ----------
Net Income (Loss)                                 15,883           3,159          (9,108)          4,728
                                              ----------      ----------      ----------      ----------

Other Comprehensive Income (Loss), Net of Tax

Change in net unrealized appreciation of
investments, net of tax                           (7,163)         (6,030)        (17,663)          9,169
                                              ----------      ----------      ----------      ----------
Comprehensive Income (Loss)                       $8,720         ($2,871)       ($26,771)        $13,897
                                              ==========      ==========      ==========      ==========

Average shares outstanding
Basic                                         17,085,826      17,061,663      17,086,212      17,060,062
Diluted                                       17,085,826      17,942,949      17,086,292      17,816,363

Per Share Data
Net Income (Loss) - Basic                          $0.93           $0.19          ($0.53)          $0.28
                  - Diluted                        $0.93           $0.18          ($0.53)          $0.27
Comprehensive Income (Loss) - Basic                $0.51          ($0.17)         ($1.57)          $0.81
                            - Diluted              $0.51          ($0.17)         ($1.57)          $0.78

                 See Notes to Consolidated Financial Statements.

                  RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (in thousands)
                                   (Unaudited)

                                                             Six Months Ended
                                                                 June 30,
                                                            1999         1998
                                                         ---------    ---------

Common Stock
Balance at beginning of year                             $     171    $     171
Issuance of common stock
                                                         ---------    ---------
Balance at end of period                                 $     171          171
                                                         ---------    ---------

Additional Paid-in Capital
Balance at beginning of year                               341,878      341,162
Issuance of common stock                                                    237
                                                         ---------    ---------
Balance at end of period                                   341,878      341,399
                                                         ---------    ---------

Deferred Compensation Under Stock Award Plan
Balance at beginning of year                                (1,062)      (1,778)
Restricted common stock issued                                             (158)
Compensation expense recognized                                394          548
                                                         ---------    ---------
Balance at end of period                                      (668)      (1,388)
                                                         ---------    ---------

Retained Earnings
Balance at beginning of year                                10,261        7,170
Net income (loss)                                           (9,108)       4,728
                                                         ---------    ---------
Balance at end of period                                     1,153       11,898
                                                         ---------    ---------

Treasury Stock, At Cost
Balance at beginning of year                                  (284)        (198)
Purchase of treasury stock                                     (45)         (53)
                                                         ---------    ---------
Balance at end of period                                      (329)        (251)
                                                         ---------    ---------

Accumulated Other Comprehensive Income Consisting of
Unrealized Appreciation of Investments,
Net of Income Tax
Balance at beginning of year                                47,038       54,504
Change in unrealized appreciation                          (17,663)       9,169
                                                         ---------    ---------
Balance at end of period                                    29,375       63,673
                                                         ---------    ---------

Total Stockholders' Equity
Balance at beginning of year                               398,002      401,031
Issuance of common stock                                                    237
Change in deferred compensation                                394          390
Net income (loss)                                           (9,108)       4,728
Purchase of treasury stock                                     (45)         (53)
Change in unrealized appreciation
  of investments, net of income tax                        (17,663)       9,169
                                                         ---------    ---------
Balance at end of period                                 $ 371,580    $ 415,502
                                                         =========    =========

                 See Notes to Consolidated Financial Statements.

                  RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                            Six Months Ended
                                                                June 30,
                                                            1999         1998
                                                         ---------    ---------
Operating Activities
Net income (loss)                                          ($9,108)      $4,728
  Adjustments to reconcile net income
     to net cash provided by operating activities:
 Liability for claims and claims expenses                  110,259       48,638
 Unearned premiums                                          16,672        6,965
 Premiums receivable                                       (26,516)     (13,289)
 Accrued investment income                                  (1,297)         285
 Reinsurance recoverable                                   (28,398)      (1,384)
 Reinsurance balances payable                                5,613         (211)
 Deferred policy acquisition costs                          (3,816)      (2,442)
 Net investment (gains)/losses                             (22,234)      (3,347)
 Deferred income tax asset                                  (4,682)      (2,308)
 Other liabilities                                          (4,452)       4,731
 Other items, net                                           (6,656)      (7,986)
                                                         ---------    ---------
Net Cash Provided by Operating Activities                   25,385       34,380
                                                         ---------    ---------

Investing Activities
Purchases of fixed maturity investments                   (220,839)    (144,412)
Sales of fixed maturity investments                        128,133      113,904
Net (purchases)/sales of short-term investments             23,605        4,656
Purchases of equity securities                             (20,712)     (55,430)
Sales of equity securities                                  63,997       42,012
Purchases of furniture and equipment                          (282)        (156)
                                                         ---------    ---------
Net Cash Provided By (Used For) Investing Activities       (26,098)     (39,426)
                                                         ---------    ---------

Financing Activities
Common stock issued                                                         237
Purchase of treasury stock                                     (45)         (53)
Deferred compensation on restricted stock                                  (158)
                                                         ---------    ---------
Net Cash Provided By (Used For) Financing Activities           (45)          26
                                                         ---------    ---------

Increase (decrease) in cash                                   (758)      (5,020)
Cash beginning of year                                      12,037        9,014
                                                         ---------    ---------
Cash end of period                                         $11,279       $3,994
                                                         =========    =========


                 See Notes to Consolidated Financial Statements

                  RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

2. GENERAL

The accompanying interim consolidated financial statements have been prepared in conformity with generally accepted accounting principles ("GAAP") and in the opinion of management, reflect all adjustments necessary (consisting of normal recurring accruals) for a fair presentation of results for such periods. These consolidated financial statements should be read in conjunction with the 1998 consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

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

Comprehensive income for the Company consists of net income (loss) and the change in unrealized appreciation or depreciation, net of income tax, as follows:

                  RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. COMPREHENSIVE INCOME (Cont'd)

                                                                   (In thousands)
                                                                  Six Months Ended
                                                                      June 30,
                                                                   1999        1998
                                                               --------    --------
      Net income (loss)                                         ($9,108)   $  4,728
      Other comprehensive income, net of tax:
      Unrealized appreciation (depreciation) of investments:
         Unrealized holdings gains arising during period         (3,211)     11,345
         Less, reclassification adjustment for
          net realized (gains) losses
          included in net income                                (14,452)     (2,176)
                                                               --------    --------
      Other comprehensive income (loss)                         (17,663)      9,169
                                                               --------    --------
      Comprehensive income (loss)                              ($26,771)   $ 13,897
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

The following table sets forth the computation of basic and diluted earnings per share:

                                               (In thousands, except share data)
                                                       Six Months Ended
                                                         June 30,
                                                    1999                1998
                                                ------------        ------------
Net Income
Basic Earnings Per Share:
Net income (loss)                                    ($9,108)             $4,728
Divided by:
Weighted average shares outstanding for
the period                                        17,086,212          17,060,062
Basic earnings (loss) per share                       ($0.53)              $0.28

Diluted Earnings Per Share:
Net income (loss)                                    ($9,108)             $4,728
Divided by:
Weighted average shares outstanding for
the period                                        17,086,212          17,060,062
Effect of dilutive securities:
   Warrants                                                              671,702
   Employee stock options                                 80              84,599
                                                ------------        ------------
Total shares                                      17,086,292          17,816,363
                                                ============        ============
Diluted earnings (loss) per share                     ($0.53)              $0.27

                   RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. EARNINGS PER SHARE DATA (Cont'd)

                                                  (In thousands, except share data)
                                                           Six Months Ended
                                                               June 30,
                                                          1999            1998
                                                     ------------    ------------
Comprehensive Income
Basic Earnings Per Share:
Comprehensive income (loss)                              ($26,771)        $13,897
Divided by:
Weighted average shares outstanding for the period     17,086,212      17,060,062
Basic earnings (loss) per share                            ($1.57)          $0.81

Diluted Earnings Per Share:
Comprehensive income (loss)                              ($26,771)        $13,897
Divided by:
Weighted average shares outstanding for the period     17,086,212      17,060,062
Effect of dilutive securities:
Warrants                                                                  671,702
Employee stock options                                         80          84,599
                                                     ------------    ------------
Total shares                                           17,086,292      17,816,363
                                                     ============    ============
Diluted earnings (loss) per share                          ($1.57)          $0.78

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

All of the Company's publicly traded equity securities and privately held securities were issued by insurance and reinsurance companies or companies providing services to the insurance industry. At June 30, 1999, the publicly traded equity portfolio consisted of the following:

                  RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. INVESTMENT INFORMATION (Cont'd)

                                                       June 30, 1999
                                          --------------------------------------
                                           Estimated
                                          Fair Value         Net
                                              and        Unrealized
                                           Carrying         Gains
                                             Value        (Losses)        Cost
                                          ------------  ------------    --------
Common Stocks:
ACE Limited                                  $9,136          $994         $8,142
Annuity and Life Re (Holdings)
Ltd.                                         32,570        12,570         20,000
Arthur J. Gallagher                          14,850         4,656         10,194
XL Capital Ltd.                              14,690         5,815          8,875
E.W. Blanch Holdings, Inc.                   24,343        17,022          7,321
Farm Family Holdings, Inc.                    3,077            94          2,983
IPC Holdings, Ltd.                           10,740        (4,253)        14,993
LaSalle Re Holdings, Ltd.                     7,786        (5,608)        13,394
Limit PLC                                     2,106          (780)         2,886
Meadowbrook Insurance Group                   2,837          (852)         3,689
Partner Re, Ltd.                              4,261          (700)         4,961
Pennsylvania Mfrs. Corporation                1,018            43            975
Renaissance Re                                1,850           140          1,710
Terra Nova Holdings                          23,859        15,383          8,476
Trenwick Group Inc.                           3,297        (1,313)         4,610
WR Berkley Corp.                              2,500           (41)         2,541
Preferred Stock:
St. Paul Companies, 6%
Convertible Preferred                        10,281           699          9,582
                                           --------      --------       --------
         Total                             $169,201       $43,869       $125,332
                                           ========      ========       ========

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

                  RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. INVESTMENT INFORMATION (Cont'd)

Goodwill for privately held equity securities carried under the equity method of accounting was $9.3 million at June 30, 1999, compared to $10.6 million at December 31, 1998.

The estimated fair value of investments in privately held securities, other than those carried under the equity method or those with quoted market values, is initially equal to the cost of such investments until the investments are revalued based principally on substantive events or other factors which could indicate a diminution or appreciation in value, such as an arm's-length third party transaction justifying an increased valuation or adverse development of a significant nature requiring a write-down. The Company periodically reviews the valuation of investments in privately held securities with Marsh & McLennan Capital, Inc. ("MMCI"), its equity investment advisor.

Privately held securities consisted of the following:

                                                           (In thousands)
                                                       June 30,     December 31,
                                                         1999           1998
                                                       --------     ------------
Carried  under the equity method:
The ARC Group, LLC                                       $8,773        $9,448
Arx Holding Corp.                                         2,564         2,400
Capital Protection Insurance Services, LLC                                250
Island Heritage Insurance Company, Ltd.                   4,276         3,101
LARC Holdings, Ltd.                                      24,527        25,349
New Europe Insurance Ventures                             1,109         1,083
Sunshine State Holding Corporation                        1,798         1,688
                                                       --------      --------
   Sub-total                                             43,047        43,319
                                                       --------      --------

Carried at fair value:
Altus Holdings, Ltd.                                      6,667         6,667
American Independent Holding Company                      5,000
Annuity and Life Re (Holdings), Ltd. (1)                               34,243
Arbor Acquisition Corp. (Montgomery &
   Collins, Inc.)                                         2,746           500
First American Financial Corporation                      9,263         9,805
GuideStar Health Systems, Inc.                            1,000         1,000
Sovereign Risk Insurance Ltd.                                             246
Sorrento Holdings, Inc.                                   2,832         5,113
Stockton Holdings Limited                                10,000        10,000
Terra Nova (Bermuda) Holdings, Ltd. (1)                                21,323
TRG Associates, LLC                                       8,250         4,875
                                                       --------      --------
   Sub-total                                             45,758        93,772
                                                       --------      --------
   Total                                                $88,805      $137,091
                                                       ========      ========

(1) As of June 2, 1999, the Company reclassified the above privately held securities as publicly traded equity securities. Pursuant to the existing investment advisory agreement, the Company incurred a fee of $2.5 million payable to MMCI upon the reclassification of such securities.

                  RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. INVESTMENT INFORMATION (Cont'd)

During the six month period ended June 30, 1999, the Company received (i) a distribution from The ARC Group, LLC totaling $1.2 million and (ii) dividend distributions from Stockton Holdings, Ltd. of $157,000 and TRG Associates, LLC of $487,500.

The Company also received $2,428,000 from Sorrento Holdings, Inc. ("Sorrento") for the redemption of 2,261 shares of preferred stock of Sorrento, which redemption amount included a payment of $1,000 per share and interest income of approximately $167,000.

At June 30, 1999, the Company had investment commitments relating to its privately held securities totaling approximately $35 million, compared to $10.4 million at December 31, 1998.

The outstanding commitments at June 30, 1999 included $25 million committed to Trident II, L.P., a newly formed investment fund dedicated to making private equity and equity related investments in the global insurance, reinsurance and related industries. In connection with such commitment, the Company is obligated to pay an annual management fee equal to 1.5% of the committed amount as well as a percentage of cumulative net gains on invested funds.

Set forth below is certain information relating to the Company's private investment activity for the six month period ended June 30, 1999:

Altus Holdings, Ltd./First American Financial Corporation

In May 1999, Altus Holdings, Ltd. ("Altus") acquired First American Financial Corporation ("First American") in a share exchange, which closed in July 1999 upon receipt of regulatory approval.

At June 30, 1999, the Company reclassified its investment in First American from the equity method of accounting to an investment accounted for at fair value. At March 31, 1999, the carrying value of First American was $11.1 million. During June 1999, loans of $2,928,000 previously funded to First American were repaid to the Company. At June 30, 1999, the carrying value of First American was adjusted to $9.3 million, which reflects the transaction value resulting from the acquisition by Altus. The Company's total investment in First American (excluding repaid demand loans) was $10.4 million.

In July 1999, the Company and The Trident Partnership, L.P. funded their investment commitments to Altus (previously secured by letters of credit) of $3.3 million and $5.8 million, respectively, and XL Capital Ltd. ("XL") redeemed its shares in Altus at their original cost. After Altus' acquisition of First American and such additional funding, the Company's economic ownership in Altus decreased from 28.6% to 28% (9.9% voting interest).

American Independent Insurance Holding Company

In February 1999, the Company loaned $5 million to American Independent Insurance Holding Company ("AIHC"). The promissory note, secured by the stock of AIHC, matures in January 2003, and will accrue interest at rates per annum expected to approximate 6%, depending on the investment returns on proceeds of the loan which are invested by AIHC on the Company's behalf. Principal and interest repayments are subject to prior approval by the Pennsylvania Department of Insurance. In consideration for the loan, the Company received Class A warrants to purchase shares of common stock of AIHC, constituting approximately 4% of AIHC's outstanding common stock on a fully-diluted basis.

                  RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. INVESTMENT INFORMATION (Cont'd)

In connection with this investment and the Company's prior $3.6 million loan commitment to AIHC (which commitment expired on December 31, 1998), the Company has the option to write an aggregate amount of premiums of at least approximately $300 million over the next seven to eight year period, in addition to premiums ceded to the Company through June 30, 1999. No assurances can be given that any such additional premiums will be written by the Company.

Arbor Acquisition Corp. (Montgomery & Collins, Inc)

At June 30, 1999, the Company increased the carrying value of its investment in Arbor Acquisition Corp. (Montgomery & Collins, Inc.) from $500,000 to approximately $3.0 million based on the expected net realizable value resulting from the sale of the business and run-off of the operations.

The sale of this investment occurred in two transactions which closed in June and July 1999. It is expected that the wind-up of the remaining operations will be substantially completed by the end of 1999. The Company's total investment in Arbor was $3.7 million.

Capital Protection Insurance Services, LLC

During 1999, the Company wrote off its investment in Capital Protection Insurance Services, LLC and recorded an after-tax realized investment loss of $1.2 million, which represents an estimate of costs associated with terminating leases and divesting physical assets, and other costs to run-off the business of this managing underwriting agency.

Island Heritage Insurance Company, Ltd.

In February 1999, the Company made an additional investment in Island Heritage Insurance Company, Ltd. in the amount of approximately $1.0 million.

Sovereign Risk Insurance Ltd.

In June 1999, the Company sold its investment in Sovereign Risk Insurance Ltd. ("Sovereign Risk") to ACE Limited and XL and recorded an after-tax net realized gain of $103,000. The Company retained an option to provide certain reinsurance on business produced by Sovereign Risk for a five-year period.

TRG Associates, LLC

At June 30, 1999, the Company increased the carrying value of its investment in TRG Associates, LLC from the Company's total investment cost of $4.9 million to $8.3 million based on the expected net realizable value resulting from the expected sale of this investment to Fairfax Financial Holdings Limited. The completion of this sale is subject to the receipt of satisfactory regulatory approvals which are expected to be obtained in the 1999 third quarter.

                  RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The effect of reinsurance on written and earned premiums and claims and claims expenses are as follows:

                                                            (In thousands)
                                                           Six Months Ended
                                                               June 30,
                                                          1999           1998
                                                       ---------      ---------
Assumed premiums written                                $196,790       $103,962
Ceded premiums written                                    40,836          7,018
                                                       ---------      ---------
Net premiums written                                    $155,954        $96,944
                                                       =========      =========

Assumed premiums earned                                 $180,119        $96,997
Ceded premiums earned                                     30,209          7,018
                                                       ---------      ---------
Net premiums earned                                     $149,910        $89,979
                                                       =========      =========

Assumed claims and claims expenses incurred             $156,487        $66,613
Ceded claims and claims expenses incurred                 10,317          1,129
                                                       ---------      ---------
Net claims and claims expenses incurred                 $146,170        $65,484
                                                       =========      =========

At June 30, 1999, the Company's balance sheet reflects reinsurance recoverable balances as follows:

                                                            (In thousands)
                                                       June 30,     December 31,
                                                         1999           1998
                                                       ---------    -----------
Reinsurance recoverable balances:
   Unpaid claims and claim expenses                      $43,820        $31,087
   Unearned premiums                                      15,665
                                                       ---------      ---------
Total                                                    $59,485        $31,087
                                                       =========      =========
Ceded balances payable                                  ($11,009)       ($5,396)
                                                       =========      =========

                  RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. STATUTORY DATA

The following table reconciles statutory net loss and surplus of Risk Capital Reinsurance to consolidated GAAP net income (loss) and stockholders' equity:

                                                            (In thousands)
                                                           Six Months Ended
                                                               June 30,
                                                         1999            1998
                                                      ---------       ---------
Net Income (Loss):
Risk Capital Reinsurance
Statutory net loss                                     ($15,937)        ($5,728)
GAAP adjustments:
   Dividend income                                       (1,215)         (1,285)
   Deferred acquisition costs                             3,816           2,442
   Realized loss                                                          5,436
   Deferred income taxes                                  4,494           2,854
   Equity in net income of investees                         33           1,013
   Cumulative effect of accounting
   change                                                  (330)
                                                      ---------       ---------
GAAP net income (loss)                                   (9,139)          4,732
RCHI (parent company only) operations                        31              (4)
                                                      ---------       ---------
Consolidated GAAP net income (loss)                     ($9,108)         $4,728
                                                      =========       =========

                                                           (In thousands)
                                                       June 30,     December 31,
                                                         1999          1998
                                                      ---------     -----------
Stockholders' Equity:
Statutory surplus                                      $320,751        $358,702
GAAP adjustments:
  Deferred acquisition costs                             27,331          23,515
  Unrealized appreciation
  (depreciation)                                         (3,891)            298
  Deferred income tax asset
  (liability), net                                        1,011         (13,164)
  Non-admitted assets - privately
  held investments                                        9,056          11,080
  Other non-admitted assets                               3,600           4,190
  Other                                                     500             500
                                                      ---------       ---------
Investment in Risk Capital
Reinsurance, GAAP                                       358,358         385,121
RCHI (parent company only):
  Other net assets                                       13,222          12,881
                                                      ---------       ---------
Consolidated stockholders' equity, GAAP                $371,580        $398,002
                                                      =========       =========

                  RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

An analysis of the Company's effective tax rate for the six months ended June 30, 1999 and 1998 follows:

                                                              (In thousands)
                                                             Six Months Ended
                                                                 June 30,
                                                            1999         1998
                                                          --------     --------
Income taxes (benefit) computed on pre-tax income          ($5,076)      $1,656
Reduction in income taxes resulting from:
   Tax-exempt investment income                               (337)        (275)
   Dividend received deduction                                (563)        (404)
   Other                                                       230           40
                                                          --------     --------
Income tax expense (benefit) on pre-tax income             ($5,746)      $1,017
                                                          ========     ========

The Company's current federal tax expense (benefit) for the six months ended June 30, 1999 and 1998 was based on regular taxable income.

The net deferred income tax asset reflects temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes, net of a valuation allowance for any portion of the deferred tax asset that management believes will not be realized. Significant components of the Company's deferred income tax assets and liabilities as of June 30, 1999 and December 31, 1998 were as follows:

                                                             (In thousands)
                                                         June 30,   December 31,
                                                           1999         1998
                                                         --------   ----------
Deferred income tax assets:
   Net claim reserve discount                             $15,757      $10,176
   Net unearned premium reserve                             7,617        7,194
   Compensation liabilities                                   543          622
   Foreign currency                                            62           84
   Equity in net loss of investees, net                     2,415        2,328
                                                         --------     --------
Total deferred tax assets                                  26,394       20,404
                                                         --------     --------
Deferred income tax liabilities:
   Deferred policy acquisition cost                        (9,566)      (8,230)
      Unrealized appreciation of investments              (15,817)     (25,328)
      Other                                                                (28)
                                                         --------     --------
Total deferred tax liabilities                            (25,383)     (33,586)
                                                         --------     --------
Net deferred income tax asset (liability)                  $1,011     ($13,182)
                                                         ========     ========

                  RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. INVESTMENT ADVISORY AGREEMENT

Effective July 1, 1999, the Company has amended its investment advisory agreement with MMCI, which governs the management of the Company's portfolios of equity securities (including convertible securities) that are publicly traded and privately held.

Pursuant to the amended agreement, which has a term of four years (subject to renewal), MMCI will provide the Company with investment management and advisory services with respect to private equity investments whose value exceeds (i) $10 million during the first year of the term, (ii) $15 million during the second year of the term, and (iii) $20 million during the third and fourth years of the term. The Company will pay MMCI an annual fee equal to 20% (previously 7.5%) of cumulative net realized gains (as defined in the agreement) on private investments managed by MMCI, but will not pay a management fee (previously 1.5% per annum of the quarterly carrying value of the private portfolio). With respect to the management of the Company's public equity portfolio, the Company will pay MMCI a fee equal to 0.50% of the first $50 million under MMCI's management and 0.35% of all amounts in excess of $50 million (subject to a minimum fee of $250,000 per annum).

In connection with the amendments to the Company's agreement with MMCI, RCHI will receive from MMCI $1.25 million per annum during the initial four-year term, subject to certain conditions.

10. ACCOUNTING PRONOUNCEMENTS

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

This statement is effective for fiscal years beginning after June 15, 2000 with initial application as of the beginning of the first quarter of the applicable fiscal year. Retroactive application is prohibited.

The Company will adopt this statement in the first quarter of 2001. Generally, the Company has not invested in derivative financial instruments. However, the Company's portfolio includes market sensitive instruments, such as mortgage-backed securities, which are subject to prepayment risk and changes in market value in connection with changes in interest rates. The Company's investments in mortgage-backed securities are classified as available for sale and are not held for trading purposes. Assuming the current investment strategy at the time of adoption, the Company's presentation of financial information under the new statement will not be materially different than the current presentation.

                  RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. ACCOUNTING PRONOUNCEMENTS (Cont'd)

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

Reinsurance treaties that are placed by intermediaries are typically for one year terms with a substantial number that are written or renewed on January 1 each year. Other significant renewal dates include April 1, July 1 and October
1. The July 1, 1999 renewal period was marked by continuing intensified competitive conditions in terms of premium rates and treaty terms and conditions in both the property and casualty segments of the marketplace. These conditions have been worsened due to large domestic primary companies retaining more of their business and ceding less premiums to reinsurers. While the Company is initially somewhat disadvantaged compared to many of its competitors, which are larger, have greater resources and longer operating histories than the Company, it believes it has been able to generate attractive opportunities in the marketplace due to its substantial unencumbered capital base, experienced management team, relationship with its equity investment advisor and strategic focus on generating a small number of large reinsurance treaty transactions that may also be integrated with an equity investment in client companies. Commencing in late 1997, in addition to its core business, the Company expanded into specialty classes of reinsurance business, including marine and aviation and space in 1997, surety and fidelity in 1998, and accident and health in 1999.

In-Force Business

At July 1, 1999, the Company had approximately 435 renewable reinsurance treaties that are in-force, with approximately $285 million of estimated annualized net in-force premiums. Such in-force premiums at July 1, 1999 represent estimated annualized premiums from treaties entered into during 1998 and the 1999 renewal periods that are expected to generate net premiums written during 1999. All of the Company's in-force treaties will be considered for renewal, although there can be no assurance that such treaties will be renewed.

Results of Operations

The Company had consolidated comprehensive loss for the six month period ended June 30, 1999 of $26.8 million, which was composed of a net loss of $9.1 million and other comprehensive loss of $17.7 million, consisting of the change in after-tax unrealized appreciation of investments. The net loss for the six month period ended June 30, 1999 included after-tax realized investment gains of approximately $14.5 million, equity in net income of investees of approximately $33,000 and a loss of $383,000 from the cumulative effect of an accounting change. These amounts compare with comprehensive income for the six month period ended June 30, 1998 of $13.9 million, which was composed of net income of $4.7 million and the change in after-tax unrealized appreciation of investments of $9.2 million. Net income for the six month period ended June 30, 1998 included after-tax realized investment gains of $2.2 million and equity in net income of investees of $1.0 million.

Following is a table of per share data on an after-tax basis:

                                                          Six Months Ended
                                                              June 30,
                                                        1999            1998
                                                     ----------      ----------
Basic earnings per share:
Underwriting loss                                        ($1.75)         ($0.25)
Net investment income                                      0.39            0.34
Net realized investment gains (losses)                     0.85            0.13
Equity in net income (loss) of investees                                   0.06
Cumulative effect of accounting change                    (0.02)
                                                     ----------      ----------
Net income (loss)                                         (0.53)           0.28
Change in net unrealized appreciation of
investments                                               (1.04)           0.53
                                                     ----------      ----------
Comprehensive income (loss)                              ($1.57)          $0.81
                                                     ----------      ----------

Average shares outstanding (000's)                       17,086          17,060
                                                     ----------      ----------

Diluted earnings per share:
Underwriting loss                                        ($1.75)         ($0.24)
Net investment income                                      0.39            0.33
Net realized investment gains (losses)                     0.85            0.12
Equity in net income (loss) of investees                                   0.06
Cumulative effect of accounting change                    (0.02)
                                                     ----------      ----------
Net income (loss)                                        ($0.53)          $0.27
                                                     ----------      ----------

Comprehensive income (loss)                              ($1.57)          $0.78
                                                     ----------      ----------

Average shares outstanding (000's)                       17,086          17,816
                                                     ----------      ----------

At June 30, 1999, basic and diluted book value per share was $21.75, which compare with basic and diluted book value per share of $23.29 and $22.75, respectively, at December 31, 1998.

Net Premiums Written

Net premiums written for the six month periods ended June 30, 1999 and 1998 were as follows:

                                            (In thousands)
                                        Six Months Ended June 30,
                                        ------------------------     Percentage
Core Business                             1999            1998         Change
                                        --------        --------     ----------
  Property                               $39,345         $19,420         102.6%
  Casualty                                38,022          31,261          21.6%
  Multi-line                              37,801          27,597          37.0%
  Other                                      769           3,085         (75.1%)
                                        --------        --------      --------
  Sub-total Core Business                115,937          81,363          42.5%
                                        --------        --------      --------
Specialty Business
  Accident & Health                       20,752
  Aviation & Space                         8,365           8,302           0.8%
  Marine                                   6,672           7,216          (7.5%)
  Surety & Fidelity                        4,228              63           N/M
                                        --------        --------      --------
  Sub-total Specialty Business            40,017          15,581         156.8%
                                        --------        --------      --------
  Total                                 $155,954         $96,944          60.9%
                                        ========        ========      ========

The Company's assumed and ceded premiums written for the six months ended June 30, 1999 compared to June 30, 1998 were as follows:

                                            (In thousands)
                                        Six Months Ended June 30,
                                        ------------------------     Percentage
                                          1999            1998         Change
                                        --------        --------     ----------
  Assumed premiums written              $196,790        $103,962            89%
  Ceded premiums written                  40,836           7,018           482%
                                        --------        --------      --------
  Net premiums written                  $155,954         $96,944            61%
                                        ========        ========      ========

The Company's premium growth resulted from continued efforts in two key strategies, the integration of investment with reinsurance and the diversification into specialty classes of reinsurance. Approximately $40 million, or 26%, of net premiums written for the six months ended June 30, 1999 was produced from specialty lines of business, which accounted for approximately 41% of the increase in net premiums written for the six months ended June 30, 1999 compared to the comparable 1998 period. In addition, approximately 34% of net premiums written for the six months ended June 30, 1999 were generated from treaties integrated with private investment transactions, compared to 32% for all of 1998.

Net premiums written for the six months ended June 30, 1999 includes approximately $12 million related to a group of property reinsurance treaties covering crop hail business underwritten on behalf of a start-up entity formed by Trident II, L.P. The Company expects to record an additional $12 million of net premiums written in the second half of 1999 related to these treaties. This business is protected by extensive aggregate excess of loss retrocession and is subject to a profit commission payable by the Company based upon underwriting results. The Company does not expect to renew these treaties in 2000.

Net premiums written for the six months ended June 30, 1999 for other business was reduced by $10.6 million for the retrocession of a treaty which covers future multiple rocket launches that was recorded in 1996. The reduction of net premiums written resulting from this retrocession increased the commission and operating expense ratio components of the statutory composite ratio by 1.6%, but had no impact on operating results.

Approximately 12.1% of net premiums written for the six months ended June 30, 1999 was from non-United States clients, compared to 26% for the six months ended June 30, 1998 and 32% for the 1998 year.

The Company's ceded premiums increased to $40.8 million for the six months ended June 30, 1999, compared to $7.0 million for the comparable 1998 period. Such ceded premiums primarily relate to the Company's marine, aviation and space reinsurance business. Since the fourth quarter of 1998, the Company has purchased additional retrocessional protection to reduce its exposures to both space and aviation risks.

Effective July 1, 1999, the Company has also purchased a retrocessional treaty for a one year period covering earthquake, wind and other property catastrophe perils for $10 million in excess of a $15 million retention per occurrence.

Set forth below are the Company's statutory composite ratios for the six month periods ended June 30, 1999 and 1998:

                                                       Six Months Ended
                                                           June 30,
                                                    ---------------------
                                                      1999           1998
                                                    ------         ------
      Claims and claims expenses                      97.5%          72.8%
      Commissions and brokerage                       29.6%          25.9%
      Other operating expenses                         4.6%           8.3%
                                                    ------         ------
      Statutory composite ratio                      131.7%         107.0%
                                                    ======         ======

The Company's statutory combined ratio for the six months ended June 30, 1999 was 131.7%, compared with 107.0% for the comparable 1998 period. The 1999 ratio was adversely affected by underwriting results from the sources identified below, which added 26.9 points to the combined ratio (dollars in millions):

                          Net                  After-tax     Per
                        Premiums   Earned      Underwriting  Share    Composite
Sources of Business:    Written    Premiums      Loss        Loss     Effect(1)
                        --------   --------    ------------  -----    ----------
Managing underwriting
 agency                    $3.9      $5.5        $14.9       $0.87      15.2%
Satellite business          2.3       2.0          5.2        0.31       5.0
Aviation                    6.1       2.9          4.5        0.27       4.0
Satellite retrocession    (10.6)                                         1.6
                         ------    ------       ------      ------    ------
                            1.7      10.4         24.6        1.45      25.8

                                                                         1.1(1)
                         ------    ------       ------      ------    ------
All items                  $1.7     $10.4        $24.6       $1.45      26.9%
                         ======    ======       ======      ======    ======

(1) The composite effect of each item separately is as shown above and sums to 25.8%. When such items are aggregated together and excluded from underwriting results, the impact is 26.9% due to the exclusion of the related written and earned premiums.

As identified above, during 1999, the Company recorded an after-tax underwriting loss of $14.9 million, or $0.87 per share, from reinsurance on business produced by the managing underwriting agency, and a related after-tax investment loss of $1.2 million, or $0.07 per share, recorded in net realized investment losses. Such amounts compare to the preliminary after-tax loss estimate previously disclosed on March 18, 1999 of $18 million, or $1.07 per share. Included in the reserve for claims and claims expenses is an undiscounted premium deficiency reserve of $3.7 million relating to the $2.8 million unearned premium reserve for this business as of June 30, 1999.

The total estimated ultimate net premiums written for all business produced on behalf of the Company by the managing underwriting agency recorded through June 30, 1999 is approximately $21 million. The Company has discontinued its underwriting relationship with the managing underwriting agency, which is in the process of running-off its business and operations.

As identified above, during 1999, the Company recorded an after-tax underwriting loss of $5.2 million, or $0.31 per share, for satellite business. In order to mitigate the impact of possible future loss activity, in the fourth quarter of 1998, the Company commenced the process of re-underwriting and reducing its satellite business. After the completion of this process, at June 30, 1999, the Company currently estimates that it has net exposure of approximately $22 million to satellite losses (net of reinstatement premiums and retrocessions) for expired treaties and treaties expiring during 1999.

Included in the 1999 after-tax underwriting loss of $4.5 million, or $0.27 per share, for aviation business are incurred losses for the 1998 Swiss Air and Korean Air crashes and the 1999 American Airlines crash. The additional loss recorded for the Swiss Air crash was based on a reallocation of the $642 million expected industry loss between the plane manufacturer and Swiss Air. This reallocation adversely affected the Company's gross loss. The gross loss associated with the Swiss Air crash reported as of December 31, 1998 had exhausted the Company's retrocessional protections applicable to this occurrence. Therefore, none of such additional loss reported as of June 30, 1999 was ceded to retrocessionaires. To the extent that either the expected industry loss increases or additional loss is allocated to the plane manufacturer, the Company could record additional losses. For example, if the expected industry loss increases by approximately $100 million, and assuming additional loss reallocations such that one-third of the industry loss is allocated to the plane manufacturer, the Company could record additional aggregate loss of approximately $4.9 million. However, the Company cannot be certain of the ultimate industry loss or the final allocation of liability between the plane manufacturer and Swiss Air, and there can be no assurances that the ultimate industry loss will not be larger or that the plane manufacturer will not be allocated a greater proportion of the industry loss. With respect to all other reinsured crashes, the Company currently believes that there is no reasonable scenario in which the Company's reinsurance protections would be exhausted.

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

For the six months ended June 30, 1999, the statutory operating expense ratio improved to 4.6%, compared with 8.3% for the comparable 1998 period. The improvement in the Company's operating expense ratio was due to the increase in its net premiums written. In addition, commencing in 1999, the Company allocated certain compensation and other operating expenses related to investment activities in the amount of $1.3 million to net investment income based on internal time studies. Such allocations were not made in prior periods. Due to such allocations, the 1999 statutory operating expense ratio improved by approximately 1 point and net investment income was reduced by approximately $0.05 per share, with no overall effect on operating results. On a pro-forma basis, the statutory operating expense ratio for the first half of 1998 would have been 7.1%.

Pre-tax foreign exchange gains and losses are recorded separately from statutory underwriting results and are therefore excluded from the statutory composite ratio. Unhedged monetary assets and liabilities are translated at the exchange rate in effect at the balance sheet date, with the resulting foreign exchange gains or losses recognized in income. For the six months ended June 30, 1999 and 1998, pre-tax foreign exchange gains/(losses) were $62,000 and ($59,000), respectively. Such future gains or losses are unpredictable, and could be material.

Investment Results

At June 30, 1999, approximately 56% of the Company's invested assets consisted of fixed maturity and short-term investments, compared to 48% at the end of 1998. Net investment income for the first six months of 1999 was approximately $9.3 million, compared to $7.9 million for the prior year period. Such amounts are net of investment expenses of $3.0 million and $1.6 million, respectively. In addition to the aforementioned inclusion of $1.3 million allocation of certain expenses in 1999, the investment expense amounts include advisory fees of

$1.6 million and $1.5 million, respectively. Such advisory fees are expected to diminish commencing July 1, 1999 in connection with amendments to the Company's investment advisory agreement with MMCI. Under such amendments, the Company will pay MMCI an annual fee equal to 20% (7.5% prior to the amendments) of cumulative net realized gains (as defined in the agreement) on private investments, which is recorded in net realized gains, but the Company will not pay a management fee to MMCI (prior to the amendments, the Company paid a management fee equal to 1.5% per annum of the quarterly carrying value of the private portfolio, which amount has been recorded in investment expenses). In addition, RCHI will receive from MMCI $1.25 million per annum during the initial four year term, subject to certain conditions. Such amount will be recorded as a reduction to investment expenses. (See Note 9 under the caption "Investment Advisory Agreement" of the accompanying Notes to the Consolidated Financial Statements of the Company.)

The Company's pre-tax and net of tax investment yields for the six months ended June 30, 1999 were 3.5% and 2.6%, respectively, compared to 3.5% and 2.6%, respectively, for the same prior year period. Assuming a stable interest rate environment, the Company anticipates the 1999 yields to moderately increase as funds invested in short-term investments and proceeds from the sales of public equity securities are allocated into fixed maturity investments.

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

For the six months ended June 30, 1999, the Company's equity in net income of investee companies was $33,000, compared to $1.0 million in the prior year period.

Net income for the six months ended June 30, 1999 includes after-tax net realized investment gains of approximately $14.5 million, primarily due to the sale by the Company of approximately $50 million of publicly traded equity securities.

The 1999 change in net unrealized appreciation includes an after-tax unrealized gain of $4.5 million related to the expected divestment of three privately held investments. (See Note 5 under the caption "Investment Information" of the accompanying Notes to the Consolidated Financial Statements of the Company).

Income Taxes

The net deferred income tax benefits for the first six months of 1999 and 1998 of approximately $4.5 million and $2.9 million, respectively, which are assets considered recoverable from future taxable income, resulted principally from temporary differences between financial and taxable income. Temporary differences include, among other things, charges for restricted stock grants which are not deductible for income tax purposes until vested (vesting of existing restricted stock grants will occur over a five-year period), as well as charges for a portion of unearned premiums and claims reserves and equity in net income (loss) of investees.

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

At June 30, 1999, cash and invested assets totaled approximately $616.8 million, consisting of $100.4 million of cash and short-term investments, $258.3 million of publicly traded fixed maturity investments, $169.2 million of publicly traded equity securities, and $88.8 million of privately held securities. Included in privately held securities are investments totaling $43.0 million which are carried under the equity method of accounting.

During the first six months of 1999, the Company completed one integrated transaction with an existing client, a follow-on investment in an existing investee and one additional investment commitment. In addition, the Company divested four investments. (See Note 5 under the caption "Investment Information" of the accompanying Notes to the Consolidated Financial Statements.) The private equity portfolio includes 14 investments, totaling approximately $88.8 million of invested capital at June 30, 1999.

At June 30, 1999, approximately 91% of fixed maturity and short-term investments were rated investment grade by Moody's Investors Service, Inc. or Standard & Poor's Corporation and have an average duration of approximately 3.7 years.

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

At June 30, 1999, the publicly traded equity portfolio consisted of investments in 17 publicly traded insurers, reinsurers or companies providing services to the insurance industry. The estimated fair values of such investments ranged individually from $1 million to $32.6 million. (See Note 5 under the caption "Investment Information" of the accompanying Notes to the Consolidated Financial Statements.)

The Company has not invested in derivative financial instruments such as futures, forward contracts, swaps, or options or other financial instruments with similar characteristics such as interest rate caps or floors and fixed-rate loan commitments. The Company's portfolio includes market sensitive instruments, such as mortgage-backed securities, which are subject to prepayment risk and changes in market value in connection with changes in interest rates. The Company's investments in mortgage-backed securities, which amounted to approximately $30.2 million at June 30, 1999, or 4.9% of cash and invested assets, are classified as available for sale and are not held for trading purposes.

Market Sensitive Instruments and Risk Management

In accordance with the SEC's Financial Reporting Release No. 48, the Company performed a sensitivity analysis to determine the effects that market risk exposures could have on the future earnings, fair values or cash flows of the Company's financial instruments as of December 31, 1998. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's 1998 Annual Report on Form 10-K.) Market risk represents the risk of changes in the fair value of a financial instrument and is comprised of several components, including liquidity, basis and price risks. At June 30, 1999, there have been no material changes in market risk exposures that affect the quantitative and qualitative disclosures presented as of December 31, 1998.

Ratings

In May 1999, A.M. Best Company ("A.M. Best") revised its rating of Risk Capital Reinsurance Company from A (Excellent) to A- (Excellent). While several factors were identified, the rating action principally reflects the poor underwriting results reported by the Company in late 1998 and the first quarter of 1999 on its satellite book of business and the business produced by the managing underwriting agency.

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

Net cash flow from operating activities for the six months ended June 30, 1999 was $25.4 million, compared with $34.4 million for the prior year period. Cash flow was reduced in 1999 for the purchases of additional retrocessional protection, including the ceded premium paid for the retrocession of a treaty covering multiple future rocket launches.

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

At June 30, 1999, the Company's consolidated stockholders' equity totaled $371.6 million, or $21.75 per share. At such date, statutory surplus of Risk Capital Reinsurance was approximately $320.7 million. Based on data available as of March 31, 1999 from the Reinsurance Association of America, Risk Capital Reinsurance is the sixteenth largest domestic broker market oriented reinsurer as measured by statutory surplus.

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

Accounting Pronouncements

In June 1998, the FASB issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for fiscal years beginning after June 15, 2000, with initial application as of the beginning of the first quarter of the applicable fiscal year. Retroactive application is prohibited. The Company will adopt this statement in the first quarter of 2001. (See Note 10 of the accompanying notes to the Consolidated Financial Statements of the Company.)

Effective January 1, 1999, the Company changed its method of accounting for start-up costs in accordance with the Accounting Standards Executive Committee's Statement of Position ("SOP") 98-5 "Reporting on the Costs of Start-Up Activities." This statement requires costs of start-up activities, including organization costs, to be expensed as incurred. The change in accounting principle resulted in the write-off of the start-up costs capitalized as of January 1, 1999 for the Company and its investee companies carried under the equity method of accounting. The cumulative effect of the write-off, which totals $383,000, after-tax, or $0.02 per share, has been expensed and is included in the 1999 first quarter net loss. The effect of the change on the net loss of the first quarter of 1999 was not material. (See Note 10 of the accompanying notes to the Consolidated Financial Statements of the Company.)

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

The Company instituted a comprehensive year 2000 compliance plan designed to help avoid unexpected interruption in conducting its business. The Company's year 2000 initiative includes the following strategic steps:

o     Inventory of business systems and operating facilities;

o     Assessment of potential year 2000 problems;

o     Repair/replacement of non-compliant systems and facilities;

o     Testing of systems and facilities; and

o     Implementation of year 2000 compliant systems and facilities.

The Company has substantially completed its testing and implementation of compliant components for its internal business systems and operating facilities. The Company's significant internal systems and facilities have been deemed compliant. The Company does not currently anticipate any material year 2000 compliance problems with respect to its internal business systems and operating facilities. The Company's historical and expected future costs of this internal compliance effort will not have a material adverse effect on the Company's financial position or results of operations.

However, due to the interdependent nature of systems and facilities, the Company may be adversely impacted depending upon whether its business partners and vendors address this issue successfully. Therefore, the Company has continued to survey its key business partners and vendors in an attempt to determine their respective level of year 2000 compliance. The Company is also evaluating the year 2000 exposures to issuers included in the Company's investment portfolio. The effect, if any, on the Company's financial position or results of operations from the possible failure of these entities to be year 2000 compliant is not determinable.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

      The Company is subject to litigation and arbitration in the ordinary course of business.

Item 4. Submission of Matters to a Vote of Security Holders

(a) The 1999 Annual Meeting of Stockholders ("Annual Meeting") of the Company was held on May 11, 1999.

(b) Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition to management's nominees as listed in the Company's Proxy Statement, dated April 12, 1999.

(c) The stockholders of the Company re-elected the Class I Directors of RCHI to hold office until the 2002 annual meeting of stockholders and until their successors are elected and qualified. Set forth below are the number of votes cast for and withheld for each such Director:

      Election of Directors

                                  FOR                       WITHHELD
                                  ---                       --------
      Thomas V.A. Kelsey      15,106,163                    122,172
      Philip L. Wroughton     15,106,163                    122,172

      At the Annual Meeting, the stockholders also (i) approved the Company's 1999 Long Term Incentive and Share Award Plan and (ii) ratified the selection of PricewaterhouseCoopers LLP as independent accountants for the fiscal year ending December 31, 1999. Set forth below are the voting results for such proposals:

      Approval of the Company's 1999 Long Term Incentive and Share Award Plan

            FOR                     AGAINST                 ABSTAIN
            ---                     -------                 -------
        11,567,740                 2,063,097                  22,800

      Ratification of Selection of PricewaterhouseCoopers LLP as Independent Accountants

            FOR                     AGAINST                 ABSTAIN
            ---                     -------                 -------
        15,226,213                    622                    1,500

PART II. OTHER INFORMATION (Con't)

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits.

      Exhibit No.                    Description
      -----------                    -----------

      10.1.1      Change in Control Agreement (as amended) - President

      10.1.2      Change in Control Agreements (as amended) - Managing Directors

      10.1.3 Form of Change in Control Agreements (as amended) - Senior Vice Presidents

      10.1.4      Change in Control Severance Plan (as amended)

      10.2 Investment Advisory Agreement, among Risk Capital Holdings, Inc., Risk Capital Reinsurance Company and Alliance Capital Management L.P.

      15 Accountants' Awareness Letter and Limitation of Liability (regarding unaudited interim financial information)

      27          Financial Data Schedule

(b)   Reports on Form 8-K.

      There were no reports filed on Form 8-K for the three month period ended June 30, 1999.

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

                                           RISK CAPITAL HOLDINGS, INC.
                                           -------------------------------------
                                           (Registrant)


                                              /s/ Mark D. Mosca
                                           -------------------------------------
Date: August  12, 1999                     MARK D. MOSCA
                                           President and Chief Executive Officer


                                              /s/ Paul J. Malvasio
                                           -------------------------------------
Date: August 12, 1999                      PAUL J. MALVASIO
                                           Chief Financial Officer

                                  EXHIBIT INDEX

      Exhibit No.                    Description
      -----------                    -----------

      10.1.1      Change in Control Agreement (as amended) - President

      10.1.2      Change in Control Agreements (as amended) - Managing Directors

      10.1.3 Form of Change in Control Agreements (as amended) - Senior Vice Presidents

      10.1.4      Change in Control Severance Plan (as amended)

      10.2 Investment Advisory Agreement, among Risk Capital Holdings, Inc., Risk Capital Reinsurance Company and Alliance Capital Management L.P.

      15 Accountants' Awareness Letter and Limitation of Liability (regarding unaudited interim financial information)

      27          Financial Data Schedule