Form 10-Q
period 1999-09-30
RISK CAPITAL HOLDINGS INC
filed 1999-11-15
CIK 947484

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1999
                                       Or

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

    -------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X     No
   ----       ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock.

             CLASS                            OUTSTANDING AT SEPTEMBER 30, 1999
             -----                            ---------------------------------
  Common Stock, $.01 par value                          17,090,034


===============================================================================

                           RISK CAPITAL HOLDINGS, INC.


                                      INDEX

                                                                        PAGE NO.
                                                                        -------

PART I.  FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

           Review Report of Independent Accountants                          1

           Consolidated Balance Sheet                                        2
             September 30, 1999 and December 31, 1998

           Consolidated Statement of Income and Comprehensive Income         3
             For the nine month periods ended September 30, 1999 and 1998

           Consolidated Statement of Changes in Stockholders' Equity         4
             For the nine month periods ended September 30, 1999 and 1998

           Consolidated Statement of Cash Flows                              5
             For the nine month periods ended September 30, 1999 and 1998

           Notes to Consolidated Financial Statements                        6

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS                                      18

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK         29


PART II.  OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS                                                  30

ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K                                  30

Signatures                                                                  31

                    REVIEW REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Risk Capital Holdings, Inc.

We have reviewed the accompanying interim consolidated balance sheet of Risk Capital Holdings, Inc. and its subsidiaries as of September 30, 1999 and the related consolidated statement of income and comprehensive income, for each of the three-month and nine-month periods ended and changes in stockholders' equity and of cash flows for the nine-month periods ended September 30, 1999. This financial information is the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial information for it to be in conformity with generally accepted accounting principles.

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

New York, New York
October 25, 1999

                  RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                           (UNAUDITED)
                                                                                          SEPTEMBER 30,         DECEMBER 31,
                                                                                               1999                 1998
                                                                                         -----------------    -----------------
   ASSETS
   Investments:
   Fixed maturities                                                                           $252,803             $174,540
   (amortized cost: 1999, $260,293; 1998, $173,379)
   Publicly traded equity securities                                                           164,067              154,678
   (cost: 1999, $121,416; 1998, $110,598)
   Privately held securities                                                                    79,597              137,091
   (cost: 1999, $79,962; 1998, $109,966)
   Short-term investments                                                                      103,149              108,809
                                                                                         -----------------    -----------------
   Total investments                                                                           599,616              575,118
                                                                                         -----------------    -----------------

   Cash                                                                                         12,797               12,037
   Accrued investment income                                                                     4,971                2,632
   Premiums receivable                                                                         133,052               88,610
   Reinsurance recoverable                                                                      58,753               31,087
   Deferred policy acquisition costs                                                            24,423               23,515
   Investment accounts receivable                                                                  102                3,928
   Deferred income tax asset                                                                     6,432
   Other assets                                                                                 30,833               20,903
                                                                                         =================    =================
   TOTAL ASSETS                                                                               $870,979             $757,830
                                                                                         =================    =================

   LIABILITIES
   Claims and claims expenses                                                                 $355,873             $216,657
   Unearned premiums                                                                           115,735              102,775
   Reinsurance balances payable                                                                 12,725                5,396
   Investment accounts payable                                                                     496                3,981
   Deferred income tax liability                                                                                     13,182
   Other liabilities                                                                            24,773               17,837
                                                                                         -----------------    -----------------
   TOTAL LIABILITIES                                                                           509,602              359,828
                                                                                         -----------------    -----------------

   STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value:
   20,000,000 shares authorized (none issued)
   Common stock, $.01 par value:
   80,000,000 shares authorized
   (issued:  1999, 17,110,027; 1998, 17,102,503)                                                   171                  171
   Additional paid-in capital                                                                  342,043              341,878
   Deferred compensation under stock award plan                                                  (507)              (1,062)
   Retained earnings (deficit)                                                                 (2,584)               10,261
   Less treasury stock, at cost (1999, 19,993; 1998, 15,065 shares)                              (364)                (284)
   Accumulated other comprehensive income consisting of unrealized appreciation of
   investments, net of income tax                                                               22,618               47,038
                                                                                         -----------------    -----------------
   TOTAL STOCKHOLDERS' EQUITY                                                                  361,377              398,002
                                                                                         -----------------    -----------------
   Total Liabilities & Stockholders' Equity                                                   $870,979             $757,830
                                                                                         =================    =================

                 See Notes to Consolidated Financial Statements.

                  RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                       THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                         SEPTEMBER 30,
                                                                     1999             1998              1999              1998
                                                               ----------------  ---------------  ----------------  ----------------

PREMIUMS AND OTHER REVENUES
Net premiums written                                                 $76,749         $66,628           $232,703          $163,572
(Increase) decrease in unearned premiums                               3,714         (13,958)            (2,330)          (20,923)
                                                               ----------------  ---------------  ----------------  ----------------
Net premiums earned                                                   80,463          52,670            230,373           142,649
Net investment income                                                  5,965           3,995             15,265            11,930
Net investment gains (losses)                                          5,236            (425)            27,470             2,922
                                                               ----------------  ---------------  ----------------  ----------------
TOTAL REVENUES                                                        91,664          56,240            273,108           157,501

EXPENSES
Claims and claims expenses                                            75,058          51,407            221,228           116,891
Commissions and brokerage                                             20,453          10,640             62,860            33,295
Other operating expenses                                               3,364           3,935             10,797            12,265
Foreign exchange (gain) loss                                            (292)           (648)              (354)             (588)
                                                               ----------------  ---------------  ----------------  ----------------
TOTAL EXPENSES                                                        98,583          65,334            294,531           161,863


INCOME (LOSS) BEFORE INCOME TAXES, EQUITY IN NET
INCOME OF INVESTEES AND CUMULATIVE EFFECT OF
ACCOUNTING CHANGE                                                     (6,919)         (9,094)           (21,423)           (4,362)

Federal income taxes:
Current                                                                 (786)         (2,721)            (2,038)            1,150
Deferred                                                              (1,996)           (788)            (6,490)           (3,642)
                                                               ----------------  ---------------  ----------------  ----------------
Income tax expense (benefit)                                          (2,782)         (3,509)            (8,528)           (2,492)
                                                               ----------------  ---------------  ----------------  ----------------

INCOME (LOSS) BEFORE EQUITY IN NET INCOME OF INVESTEES
AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE                            (4,137)         (5,585)           (12,895)           (1,870)

Equity in net income (loss) of investees                                 400          (1,046)               433               (33)
                                                               ----------------  ---------------  ----------------  ----------------


INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE           (3,737)         (6,631)           (12,462)           (1,903)

Cumulative effect of accounting change                                                                     (383)
                                                               ----------------  ---------------  ----------------  ----------------

NET INCOME (LOSS)                                                     (3,737)         (6,631)           (12,845)           (1,903)
                                                               ----------------  ---------------  ----------------  ----------------

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX

Change in net unrealized appreciation of investments, net
of tax                                                                (6,757)        (13,991)           (24,420)           (4,822)
                                                               ----------------  ---------------  ----------------  ----------------

COMPREHENSIVE INCOME (LOSS)                                         ($10,494)       ($20,622)          ($37,265)          ($6,725)
                                                               ================  ===============  ================  ================

AVERAGE SHARES OUTSTANDING
Basic                                                             17,087,831      17,065,739         17,086,757        17,061,975
Diluted                                                           17,087,834      17,845,152         17,086,787        17,825,517

PER SHARE DATA
Net Income (Loss)  - Basic                                            ($0.22)         ($0.39)            ($0.75)           ($0.11)
                   - Diluted                                          ($0.22)         ($0.39)            ($0.75)           ($0.11)
Comprehensive Income (Loss) - Basic                                   ($0.61)         ($1.21)            ($2.18)           ($0.39)
                            - Diluted                                 ($0.61)         ($1.21)            ($2.18)           ($0.39)

                 See Notes to Consolidated Financial Statements.

                  RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                             NINE MONTHS ENDED
                                                                                               SEPTEMBER 30,
                                                                                       1999                    1998
                                                                                 ------------------      ------------------

COMMON STOCK
Balance at beginning of year                                                                $171                    $171
Issuance of common stock
                                                                                 ------------------      ------------------
Balance at end of period                                                                     171                     171
                                                                                 ------------------      ------------------

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of year                                                             341,878                 341,162
Issuance of common stock                                                                     165                     299
                                                                                 ------------------      ------------------
Balance at end of period                                                                 342,043                 341,461
                                                                                 ------------------      ------------------

DEFERRED COMPENSATION UNDER STOCK AWARD PLAN
Balance at beginning of year                                                              (1,062)                 (1,778)
Restricted common stock issued                                                                15                    (221)
Compensation expense recognized                                                              540                     809
                                                                                 ------------------      ------------------
Balance at end of period                                                                    (507)                 (1,190)
                                                                                 ------------------      ------------------

RETAINED EARNINGS (DEFICIT)
Balance at beginning of year                                                              10,261                   7,170
Net income (loss)                                                                        (12,845)                 (1,903)
                                                                                 ------------------      ------------------
Balance at end of period                                                                  (2,584)                  5,267
                                                                                 ------------------      ------------------

TREASURY STOCK, AT COST
Balance at beginning of year                                                                (284)                   (198)
Purchase of treasury stock                                                                   (80)                    (66)
                                                                                 ------------------      ------------------
Balance at end of period                                                                    (364)                   (264)
                                                                                 ------------------      ------------------

ACCUMULATED OTHER COMPREHENSIVE INCOME CONSISTING OF
UNREALIZED APPRECIATION OF INVESTMENTS, NET OF INCOME TAX
Balance at beginning of year                                                              47,038                  54,504
Change in unrealized appreciation                                                        (24,420)                 (4,822)
                                                                                 ------------------      ------------------
Balance at end of period                                                                  22,618                  49,682
                                                                                 ------------------      ------------------

TOTAL STOCKHOLDERS' EQUITY
Balance at beginning of year                                                             398,002                 401,031
Issuance of common stock                                                                     165                     299
Change in deferred compensation                                                              555                     588
Net income (loss)                                                                        (12,845)                 (1,903)
Purchase of treasury stock                                                                   (80)                    (66)
Change in unrealized appreciation
  of investments, net of income tax                                                      (24,420)                 (4,822)
                                                                                 ------------------      ------------------
Balance at end of period                                                                $361,377                $395,127
                                                                                 ==================      ==================

                 See Notes to Consolidated Financial Statements.

                  RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                             NINE MONTHS ENDED
                                                                                               SEPTEMBER 30,
                                                                                       1999                     1998
                                                                                -------------------      -------------------
OPERATING ACTIVITIES
Net income (loss)                                                                   ($12,845)                 ($1,903)
  Adjustments to reconcile net income
  to net cash provided by operating activities:
  Liability for claims and claims expenses                                           139,216                  106,494
  Unearned premiums                                                                   12,960                   20,923
  Premiums receivable                                                                (44,442)                 (35,450)
  Accrued investment income                                                           (2,339)                    (614)
  Reinsurance recoverable                                                            (27,666)                 (24,033)
  Reinsurance balances payable                                                         7,329                    6,950
  Deferred policy acquisition costs                                                     (908)                  (5,406)
  Net investment (gains)/losses                                                      (27,470)                  (2,922)
  Deferred income tax asset                                                           (6,463)                  (3,660)
  Other liabilities                                                                    6,936                    4,025
  Other items, net                                                                   (12,133)                 (16,863)
                                                                                 ------------------       ------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                             32,175                   47,541
                                                                                 ------------------       ------------------

INVESTING ACTIVITIES
Purchases of fixed maturity investments                                             (293,176)                (216,789)
Sales of fixed maturity investments                                                  199,943                  176,925
Net (purchases)/sales of short-term investments                                       10,610                   41,142
Purchases of equity securities                                                       (33,275)                (102,057)
Sales of equity securities                                                            84,732                   49,097
Purchases of furniture and equipment                                                    (349)                    (200)
                                                                                 ------------------       ------------------
NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES                                 (31,515)                 (51,882)
                                                                                 ------------------       ------------------

FINANCING ACTIVITIES
Common stock issued                                                                      165                      299
Purchase of treasury stock                                                               (80)                     (66)
Deferred compensation on restricted stock                                                 15                     (221)
                                                                                 ------------------       ------------------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                                     100                       12
                                                                                 ------------------       ------------------

Increase (decrease) in cash                                                              760                   (4,329)
Cash beginning of year                                                                12,037                    9,014
                                                                                 ==================       ==================
Cash end of period                                                                   $12,797                   $4,685
                                                                                 ==================       ==================

                 See Notes to Consolidated Financial Statements.

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

Comprehensive income for the Company consists of net income (loss) and the change in unrealized appreciation or depreciation, net of income tax, as follows:

                  RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.    COMPREHENSIVE INCOME (CONT'D)

                                                                                        (IN THOUSANDS)
                                                                                       NINE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                                     1999               1998
                                                                               ---------------    ---------------
          Net income (loss)                                                        ($12,845)         ($1,903)
          Other comprehensive income, (loss) net of tax:
          Unrealized appreciation (depreciation) of investments:
              Unrealized holdings gains (losses) arising during
                 period                                                              (6,564)          (2,923)
              Less, reclassification adjustment for net realized (gains)
                losses included in net income                                       (17,856)          (1,899)
                                                                               ---------------    ---------------
          Other comprehensive income (loss)                                         (24,420)          (4,822)
                                                                               ---------------    ---------------
          Comprehensive income (loss)                                              ($37,265)         ($6,725)
                                                                               ===============    ===============

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

The following table sets forth the computation of basic and diluted earnings per share:

                                                                          (IN THOUSANDS, EXCEPT SHARE DATA)
                                                                                   NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                            1999                      1998
                                                                   ------------------------   -----------------------

     NET INCOME
     BASIC EARNINGS PER SHARE:
     Net income (loss)                                                     ($12,845)                  ($1,903)
     Divided by:
     Weighted average shares outstanding for the period                  17,086,757                17,061,975
     Basic earnings (loss) per share                                         ($0.75)                   ($0.11)

     DILUTED EARNINGS PER SHARE:
     Net income (loss)                                                     ($12,845)                  ($1,903)
     Divided by:
     Weighted average shares outstanding for the period                  17,086,757                17,061,975
     Effect of dilutive securities:
          Warrants
          Employee stock options
                                                                   ------------------------   -----------------------
     Total shares                                                        17,086,757                17,061,975
                                                                    =======================    ======================
     Diluted earnings (loss) per share                                       ($0.75)                   ($0.11)

                  RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.    EARNINGS PER SHARE DATA (CONT'D)

                                                                          (IN THOUSANDS, EXCEPT SHARE DATA)
                                                                                   NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                            1999                      1998
                                                                   ------------------------   -----------------------
     COMPREHENSIVE INCOME
     BASIC EARNINGS PER SHARE:
     Comprehensive income (loss)                                          ($37,265)                   ($6,725)
     Divided by:
     Weighted average shares outstanding for the period                 17,086,757                 17,061,975
     Basic earnings (loss) per share                                        ($2.18)                    ($0.39)

     DILUTED EARNINGS PER SHARE:
     Comprehensive income (loss)                                          ($37,265)                   ($6,725)
     Divided by:
     Weighted average shares outstanding for the period                 17,086,757                 17,061,975
     Effect of dilutive securities:
     Warrants
     Employee stock options
                                                                   ------------------------   -----------------------
     Total shares                                                       17,086,757                 17,061,975
                                                                    ======================    =======================
     Diluted earnings (loss) per share                                      ($2.18)                    ($0.39)


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

All of the Company's publicly traded equity securities and privately held securities were issued by insurance and reinsurance companies or companies providing services to the insurance industry. At September 30, 1999, the publicly traded equity portfolio consisted of the following:

                  RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   INVESTMENT INFORMATION (CONT'D)

                                                                                  SEPTEMBER 30, 1999
                                                              ------------------------------------------------------------
                                                              ESTIMATED FAIR              NET
                                                                 VALUE AND            UNREALIZED
                                                              CARRYING VALUE        GAINS (LOSSES)             COST
                                                              ----------------     ------------------     ----------------

          COMMON STOCKS:
          ACE Limited                                                  $5,478              ($2,664)                $8,142
          Annuity and Life Re (Holdings) Ltd.                          36,271                16,271                20,000
          Arthur J. Gallagher                                          15,975                 5,781                10,194
          XL Capital Ltd.                                              11,700                 2,825                 8,875
          E.W. Blanch Holdings, Inc.                                   23,250                15,929                 7,321
          Farm Family Holdings, Inc.                                    3,555                   572                 2,983
          IPC Holdings, Ltd.                                           10,069                (4,924)               14,993
          LaSalle Re Holdings, Ltd.                                     5,758                (6,401)               12,159
          Limit PLC                                                     2,322                  (564)                2,886
          Meadowbrook Insurance Group                                   2,265                (1,072)                3,337
          Partner Re, Ltd.                                              3,962                  (999)                4,961
          Pennsylvania Mfrs. Corporation                                   35                                          35
          Renaissance Re                                                1,734                    24                 1,710
          Terra Nova Holdings                                          28,288                19,812                 8,476
          Trenwick Group Inc.                                           1,535                (1,686)                3,221
          WR Berkley Corp.                                              2,300                  (241)                2,541
          PREFERRED STOCK:
          St. Paul Companies, 6% Convertible                            9,570                   (12)                9,582
                                                              ----------------     ------------------     ----------------
                   Total                                             $164,067               $42,651              $121,416
                                                              ================     ==================     ================

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

                  RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   INVESTMENT INFORMATION (CONT'D)

Goodwill for privately held equity securities carried under the equity method of accounting was $9.2 million at September 30, 1999, compared to $10.6 million at December 31, 1998.

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

Privately held securities consisted of the following:

                                                                                            (IN THOUSANDS)
                                                                                 SEPTEMBER 30,           DECEMBER 31,
                                                                                     1999                    1998
                                                                              --------------------    -------------------

          CARRIED  UNDER THE EQUITY METHOD:
          The ARC Group, LLC                                                         $8,545                  $9,448
          Arx Holding Corp.                                                           2,677                   2,400
          Capital Protection Insurance Services, LLC                                                            250
          Island Heritage Insurance Company, Ltd.                                     4,350                   3,101
          LARC Holdings, Ltd.                                                        24,432                  25,349
          New Europe Insurance Ventures                                                 992                   1,083
          Sunshine State Holding Corporation                                          1,819                   1,688
                                                                              --------------------    -------------------
               Sub-total                                                             42,815                  43,319
                                                                              --------------------    -------------------

          CARRIED AT FAIR VALUE:
          Altus Holdings, Ltd.                                                       19,173                   6,667
          American Independent Holding Company                                        5,000
          Annuity and Life Re (Holdings), Ltd. (1)                                                           34,243
          Arbor Acquisition Corp. (Montgomery & Collins, Inc.)                                                  500
          First American Financial Corporation                                                                9,805
          GuideStar Health Systems, Inc.                                                500                   1,000
          Sovereign Risk Insurance Ltd.                                                                         246
          Sorrento Holdings, Inc.                                                     2,109                   5,113
          Stockton Holdings Limited                                                  10,000                  10,000
          Terra Nova (Bermuda) Holdings, Ltd. (1)                                                            21,323
          TRG Associates, LLC                                                                                 4,875
                                                                              --------------------    -------------------
               Sub-total                                                             36,782                  93,772
                                                                              --------------------    -------------------
               Total                                                                $79,597                $137,091
                                                                              ====================    ===================

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

                  RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   INVESTMENT INFORMATION (CONT'D)

During the nine month period ended September 30, 1999, the Company received (i) a distribution from The ARC Group, LLC totaling $2.0 million and (ii) dividend distributions from Stockton Holdings Limited of $157,000 and TRG Associates, LLC of $487,500.

The Company also received $2.9 million from Sorrento Holdings, Inc. ("Sorrento") for the redemption of 2,890 shares of preferred stock of Sorrento, which redemption amount included a payment of $1,000 per share and interest income of approximately $202,000.

At September 30, 1999, the Company had investment commitments relating to its privately held securities totaling approximately $29.2 million, compared to $10.4 million at December 31, 1998.

The outstanding commitments at September 30, 1999 included $25 million committed to Trident II, L.P., a newly formed investment fund dedicated to making private equity and equity related investments in the global insurance, reinsurance and related industries. In connection with such commitment, the Company is obligated to pay an annual management fee equal to 1.5% of the committed amount as well as a percentage of cumulative net gains on invested funds. The Company funded its portion ($3.0 million) of the Partnership's first three investments, NM Holdings, Limited, Danish Re Cayman Holdings Limited and Sedgwick Claims Management Services, Inc., on October 12, 1999.

Set forth below is certain information relating to the Company's private investment activity for the nine month period ended September 30, 1999:

ALTUS HOLDINGS, LTD.

In May 1999, Altus Holdings, Ltd. ("Altus") acquired First American Financial Corporation ("First American") in a share exchange, which closed in July 1999 upon receipt of regulatory approval.

During the 1999 second quarter, the Company reclassified its investment in First American from the equity method of accounting to an investment accounted for at fair value. At June 30, 1999, the carrying value of First American was adjusted to $9.3 million, which reflects the transaction value resulting from the acquisition by Altus. The Company's total investment in First American (excluding repaid demand loans) was $10.4 million.

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

                  RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   INVESTMENT INFORMATION (CONT'D)

In connection with this investment and the Company's prior $3.6 million loan commitment to AIHC (which commitment expired on December 31, 1998), the Company has the option to write an aggregate amount of premiums of at least approximately $375 million over the next seven to eight year period. From inception through September 30, 1999, premiums written by the Company under these arrangements with AIHC and its insurance subsidiary, American Independent Insurance Company ("AIIC"), totaled $103.8 million. No assurances can be given that any such additional premiums will be written by the Company. For the nine month period ended September 30, 1999, net premiums written and earned from the reinsurance treaties with AIIC were $35.9 million and $34.0 million, respectively.

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

TRG ASSOCIATES, LLC

In August 1999, the Company recorded an after-tax net realized gain of $2.2 million upon completion of the sale of this investment to Fairfax Financial Holdings Limited ("Fairfax").

At June 30, 1999, the Company increased the carrying value of its investment in TRG Associates, LLC from the Company's total investment cost of $4.9 million to $8.3 million based on the expected net realizable value resulting from the sale to Fairfax.

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

The effect of reinsurance on written and earned premiums and claims and claims expenses are as follows:

                                                                                           (IN THOUSANDS)
                                                                                         NINE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                     1999                  1998
                                                                              -------------------    ------------------
         Assumed premiums written                                                  $290,352              $178,794
          Ceded premiums written                                                     57,649                15,222
                                                                              -------------------    ------------------
          Net premiums written                                                     $232,703              $163,572
                                                                              ===================    ==================

          Assumed premiums earned                                                  $277,392              $157,871
          Ceded premiums earned                                                      47,019                15,222
                                                                              -------------------    ------------------
          Net premiums earned                                                      $230,373              $142,649
                                                                              ===================    ==================

          Assumed claims and claims expenses incurred                              $239,080              $140,458
          Ceded claims and claims expenses incurred                                  17,852                23,567
                                                                              -------------------    ------------------
          Net claims and claims expenses incurred                                  $221,228              $116,891
                                                                              ===================    ==================

At September 30, 1999, the Company's balance sheet reflects reinsurance recoverable balances as follows:

                                                                                           (IN THOUSANDS)
                                                                                SEPTEMBER 30,          DECEMBER 31,
                                                                                     1999                  1998
                                                                              -------------------    ------------------
          Reinsurance recoverable balances:
               Unpaid claims and claim expenses                                     $39,568               $30,468
               Contingent commissions                                                 5,675                   512
               Paid amounts                                                           2,880                   107
               Unearned premiums                                                     10,630
                                                                              -------------------    ------------------
          Total                                                                     $58,753               $31,087
                                                                              ===================    ==================
          Ceded balances payable                                                   ($12,725)              ($5,396)
                                                                              ===================    ==================

                  RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   STATUTORY DATA

The following table reconciles statutory net loss and surplus of Risk Capital Reinsurance to consolidated GAAP net income (loss) and stockholders' equity:

                                                                                     (IN THOUSANDS)
                                                                                    NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                               1999                   1998
                                                                       -------------------    -------------------

          NET INCOME (LOSS):
          Risk Capital Reinsurance
          Statutory net loss                                                   ($21,609)              ($13,755)
          GAAP adjustments:
               Privately held investments                                         1,218                  2,802
               Deferred acquisition costs                                           908                  5,406
               Deferred income taxes                                              6,490                  3,642
               Equity in net income (loss) of investees                             433                    (33)
               Cumulative effect of accounting change                              (330)
                                                                       -------------------    -------------------
          GAAP net income (loss)                                                (12,890)                (1,938)
          RCHI (parent company only) operations                                      45                     35
                                                                        ------------------     ------------------
          Consolidated GAAP net income (loss)                                  ($12,845)               ($1,903)
                                                                        ==================     ==================

                                                                                     (IN THOUSANDS)
                                                                          SEPTEMBER 30,          DECEMBER 31,
                                                                              1999                   1998
                                                                        ------------------     ------------------
          STOCKHOLDERS' EQUITY:
          Statutory surplus                                                  $308,665               $358,702
          GAAP adjustments:
             Deferred acquisition costs                                        24,423                 23,515
             Unrealized appreciation (depreciation)                            (5,640)                   298
             Deferred income tax asset (liability), net                         6,421                (13,164)
             Non-admitted assets - privately held investments                   9,501                 11,080
             Other non-admitted assets                                          3,982                  4,190
             Other                                                                500                    500
                                                                        ------------------     ------------------
          Investment in Risk Capital Reinsurance, GAAP                        347,852                385,121
          RCHI (parent company only):
             Other net assets                                                  13,525                 12,881
                                                                        ------------------     ------------------
          Consolidated stockholders' equity, GAAP                            $361,377               $398,002
                                                                        ==================     ==================

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

An analysis of the Company's effective tax rate for the nine months ended September 30, 1999 and 1998 follows:

                                                                                        (IN THOUSANDS)
                                                                                      NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                                1999                   1998
                                                                          ----------------    ---------------------

         Income taxes (benefit) computed on pre-tax income                     ($7,498)              ($1,527)
         Reduction in income taxes resulting from:
              Tax-exempt investment income                                        (520)                 (434)
              Dividend received deduction                                         (777)                 (601)
              Other                                                                267                    70
                                                                          ----------------    ---------------------
         Income tax expense (benefit) on pre-tax income                        ($8,528)              ($2,492)
                                                                          ================    =====================

The Company's current federal tax expense (benefit) for the nine months ended September 30, 1999 and 1998 was based on regular taxable income.

The net deferred income tax asset reflects temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes, net of a valuation allowance for any portion of the deferred tax asset that management believes will not be realized. Significant components of the Company's deferred income tax assets and liabilities as of September 30, 1999 and December 31, 1998 were as follows:

                                                                                         (IN THOUSANDS)
                                                                              SEPTEMBER 30,           DECEMBER 31,
                                                                                  1999                   1998
                                                                           --------------------    -------------------
          Deferred income tax assets:
               Net claim reserve discount                                       $17,381                $10,176
               Net unearned premium reserve                                       7,058                  7,194
               Compensation liabilities                                             496                    622
               Foreign currency                                                                             84
               Equity in net loss of investees, net Depreciation                  2,312                  2,328
               Other                                                                 40
                                                                           --------------------    -------------------
          Total deferred tax assets                                              27,287                 20,404
                                                                           --------------------    -------------------
          Deferred income tax liabilities:
               Deferred policy acquisition cost                                  (8,548)                (8,230)
                Unrealized appreciation of investments                          (12,178)               (25,328)
                Foreign currency                                                    (40)
                Other                                                               (89)                   (28)
                                                                           --------------------    -------------------
          Total deferred tax liabilities                                        (20,855)               (33,586)
                                                                           --------------------    -------------------
          Net deferred income tax asset (liability)                              $6,432               ($13,182)
                                                                           ====================    ===================

                  RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.   INVESTMENT ADVISORY AGREEMENT

Effective July 1, 1999, the Company amended its investment advisory agreement with MMCI, which governs the management of the Company's portfolios of equity securities (including convertible securities) that are publicly traded and privately held.

Pursuant to the amended agreement, which has a term of four years (subject to renewal), MMCI will provide the Company with investment management and advisory services with respect to private equity investments whose value exceeds (i) $10 million during the first year of the term, (ii) $15 million during the second year of the term, and (iii) $20 million during the third and fourth years of the term. Under such amendments, the Company pays MMCI an annual fee equal to 20% (previously 7.5%) of cumulative net realized gains (as defined in the agreement) on private investments managed by MMCI, but the Company will not pay MMCI a management fee (previously 1.5% per annum of the quarterly carrying value of the private portfolio). With respect to the management of the Company's public equity portfolio, the Company pays MMCI a fee equal to 0.50% of the first $50 million under MMCI's management and 0.35% of all amounts in excess of $50 million (subject to a minimum fee of $250,000 per annum).

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

The Company will adopt this statement in the first quarter of 2001. Generally, the Company has not invested in derivative financial instruments. However, the Company's portfolio includes market sensitive instruments, such as mortgage-backed securities, which are subject to prepayment risk and changes in market value in connection with changes in interest rates. The Company's investments in mortgage-backed securities are classified as available for sale and are not held for trading purposes. Assuming that the Company employs its current investment strategy at the time of adoption of the statement, the Company's presentation of financial information under the new statement will not materially differ from the current presentation.

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

RECENT INDUSTRY PERFORMANCE

Demand for reinsurance is influenced significantly by underwriting results of primary property and casualty insurers and prevailing general economic and market conditions, all of which affect liability retention decisions of primary insurers and reinsurance premium rates. The supply of reinsurance is directly related to prevailing prices and levels of surplus capacity, which, in turn, may fluctuate in response to changes in rates of return on investments being realized in the reinsurance industry. The 1999 and 1998 years have been difficult periods from both a market and earnings perspective for most insurance markets. The property and casualty insurance and reinsurance segments have experienced an increasingly more difficult and highly competitive operating environment characterized by a soft rate structure and overcapitalization. Other factors that have contributed to the prevailing competitive conditions in the reinsurance industry in recent years include new entrants to the reinsurance market (including certain specialized reinsurance operations) and the presence of certain reinsurance companies which operate within tax-advantaged jurisdictions (E.G., Bermuda, Cayman Islands) that benefit from higher after-tax investment returns. In addition, concerns with respect to the financial security of Lloyd's that had adversely impacted the competitive position of that marketplace have apparently been overcome by actions taken at Lloyd's over the last few years, thereby enhancing its competitive position.

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

Reinsurance treaties that are placed by intermediaries are typically for one year terms with a substantial number that are written or renewed on January 1 each year. Other significant renewal dates include April 1, July 1 and October
1. The October 1, 1999 renewal period was marked by continuing intensified competitive conditions in terms of premium rates and treaty terms and conditions in both the property and casualty segments of the marketplace. These conditions have been worsened due to large domestic primary companies retaining more of their business and ceding less premiums to reinsurers. While the Company is initially somewhat disadvantaged compared to many of its competitors, which are larger, have greater resources and longer operating histories than the Company, it believes it has been able to generate attractive opportunities in the marketplace due to its substantial unencumbered capital base, experienced management team, relationship with its equity investment advisor and strategic focus on generating a small number of large reinsurance treaty transactions that may also be integrated with an equity investment in client companies. Commencing in late 1997, in addition to its core business, the Company expanded into specialty classes of reinsurance business, including marine and aviation and space in 1997, surety and fidelity in 1998, and accident and health in 1999. During 1999, the Company has discontinued its aviation and space lines of business.

IN-FORCE BUSINESS

At October 1, 1999, the Company had approximately 414 renewable reinsurance treaties that are in-force, with approximately $282 million of estimated annualized net in-force premiums. Such in-force premiums at October 1, 1999 represent estimated annualized premiums from treaties entered into during 1998 and the 1999 renewal periods that are expected to generate net premiums written during 1999. All of the Company's in-force treaties will be considered for renewal, although there can be no assurance that such treaties will be renewed.

RESULTS OF OPERATIONS

The Company had consolidated comprehensive loss for the nine month period ended September 30, 1999 of $37.3 million, which was composed of a net loss of $12.9 million and other comprehensive loss of $24.4 million, consisting of the change in after-tax unrealized appreciation of investments. The net loss for the nine month period ended September 30, 1999 included after-tax realized investment gains of approximately $17.9 million, equity in net income of investees of approximately $433,000, and a loss of $383,000 from the cumulative effect of an accounting change. These amounts compare with comprehensive loss for the nine month period ended September 30, 1998 of $6.7 million, which was composed of net loss of $1.9 million and the change in after-tax unrealized appreciation of investments of $4.8 million. Net loss for the nine month period ended September 30, 1998 included after-tax realized investment gains of $1.9 million and equity in net loss of investees of $33,000.

Following is a table of per share data on an after-tax basis:

                                                                                  NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                             1999                    1998
                                                                       ------------------      -----------------
BASIC EARNINGS PER SHARE:
Underwriting loss                                                           ($2.44)                ($0.73)
Net investment income                                                         0.64                   0.51
Net realized investment gains (losses)                                        1.04                   0.11
Equity in net income (loss) of investees                                      0.03
Cumulative effect of accounting change                                       (0.02)
                                                                       ------------------      -----------------
Net income (loss)                                                            (0.75)                 (0.11)
Change in net unrealized appreciation of investments                         (1.43)                 (0.28)
                                                                       ------------------      -----------------
Comprehensive income (loss)                                                 ($2.18)                ($0.39)
                                                                       ==================      =================

Average shares outstanding (000's)                                          17,087                 17,062
                                                                       ==================      =================

DILUTED EARNINGS PER SHARE:
Underwriting loss                                                           ($2.44)                ($0.73)
Net investment income                                                         0.64                   0.51
Net realized investment gains (losses)                                        1.04                   0.11
Equity in net income (loss) of investees                                      0.03
Cumulative effect of accounting change                                       (0.02)
                                                                       ------------------      -----------------
Net income (loss)                                                           ($0.75)                ($0.11)
                                                                       ==================      =================

Comprehensive income (loss)                                                 ($2.18)                ($0.39)
                                                                       ==================      =================

Average shares outstanding (000's)                                          17,087                 17,062
                                                                       ==================      =================

At September 30, 1999, basic and diluted book value per share was $21.15, which compare with basic and diluted book value per share of $23.29 and $22.75, respectively, at December 31, 1998.

NET PREMIUMS WRITTEN

Net premiums written for the nine month periods ended September 30, 1999 and 1998 were as follows:

                                                         (IN THOUSANDS)
                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                           --------------------------------------------        PERCENTAGE
                                                 1999                    1998                    CHANGE
                                           ------------------    ----------------------    --------------------
CORE BUSINESS
  Property                                       $58,978                   $25,583                 130.5 %
  Casualty                                        54,561                    50,142                   8.8 %
  Multi-line                                      51,844                    46,512                  11.5 %
  Other                                            6,686                    10,778                 (38.0)%
                                           ------------------    ----------------------    --------------------
  Sub-total Core Business                        172,069                   133,015                   29.4%
                                           ------------------    ----------------------    --------------------
SPECIALTY BUSINESS
  Accident & Health                               33,385
  Aviation & Space                                10,146                    18,142                 (44.1)%
  Marine                                          12,111                    11,948                   1.4 %
  Surety & Fidelity                                4,992                       467                   969 %
                                           ------------------    ----------------------    --------------------
  Sub-total Specialty Business                    60,634                    30,557                  98.4 %
                                           ------------------    ----------------------    --------------------
  Total                                         $232,703                  $163,572                  42.3 %
                                           ==================    ======================    ====================

Set forth below are the Company's assumed and ceded premiums written for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998:

                                                         (IN THOUSANDS)
                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                           --------------------------------------------        PERCENTAGE
                                                 1999                    1998                    CHANGE
                                           ------------------    ----------------------    --------------------
  Assumed premiums written                      $290,352                  $178,794                   62.4%
  Ceded premiums written                          57,649                    15,222                  278.7%
                                           ------------------    ----------------------    --------------------
  Net premiums written                          $232,703                  $163,572                   42.3%
                                           ==================    ======================    ====================

Net premiums written for the nine months ended September 30, 1999 increased 42% to $232.7 million, compared with $163.6 million for the nine months ended September 30, 1998. Approximately $60.6 million, or 26%, of net premiums written for the nine months ended September 30, 1999 was produced from specialty lines of business, which accounted for approximately 43% of the increase in net premiums written for the nine months ended September 30, 1999 compared to the equivalent 1998 period. In addition, approximately 33% of net premiums written for the nine months ended September 30, 1999 were generated from treaties integrated with private investment transactions, compared to 32% for the comparable 1998 period.

Net premiums written for the nine months ended September 30, 1999 includes approximately $18 million related to a group of property reinsurance treaties covering crop hail business underwritten on behalf of a start-up entity formed by Trident II, L.P. The Company expects to record an additional $6 million of net premiums written in the 1999 fourth quarter related to these treaties. This business is protected by extensive aggregate excess of loss retrocession and is subject to a profit commission payable by the Company based upon underwriting results.

Net premiums written for the nine months ended September 30, 1999 for other business was reduced by $10.6 million for the retrocession of a treaty which covers future multiple rocket launches that was recorded in 1996. The reduction of net premiums written resulting from this retrocession increased the commission and operating expense ratio components of the statutory composite ratio by 1.6%, but had no impact on operating results.

Approximately 15% of net premiums written for the nine months ended September 30, 1999 was from non-United States clients, compared to 32% for the nine months ended September 30, 1998.

The Company's ceded premiums increased to $57.6 million for the nine months ended September 30, 1999, compared to $15.2 million for the comparable 1998 period. Such ceded premiums primarily relate to the Company's marine, aviation and space reinsurance business. Since the fourth quarter of 1998, the Company has purchased additional retrocessional protection to reduce its exposures to both space and aviation risks as further discussed below.

Effective July 1, 1999, the Company has also purchased a retrocessional treaty for a one year period covering earthquake, wind and other property catastrophe perils for $10 million in excess of a $15 million retention per occurrence.

UNDERWRITING RESULTS

Set forth below are the Company's statutory composite ratios for the nine month periods ended September 30, 1999 and 1998:

                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                              -----------------------------------------------------------------
                                                             1999                             1998
                                              ----------------------------------  -----------------------------
                                                                   EXCLUDING                       EXCLUDING
                                                                    DISCRETE                        SPACE &
                                                  ACTUAL           ITEMS (1)        ACTUAL         AVIATION
                                              --------------  ------------------  -------------  --------------
     Claims and claims expenses                   96.0%               73.3%          81.9%           70.7%
     Commissions and brokerage                    27.4%               27.9%          23.7%           25.4%
     Operating expenses                            4.5%                4.5%           7.2%            8.1%
                                              --------------  ------------------  -------------  --------------
     Combined ratio                              127.9%              105.7%         112.8%          104.2%
                                              ==============  ==================  =============  ==============

(1) Such items include the following business sources: Managing underwriting agency, Space & Aviation, and Surety & Other as described below.

The Company's statutory combined ratio for the nine months ended September 30, 1999 was 127.9%, compared with 112.8% for the comparable 1998 period. The 1999 ratio was adversely affected by underwriting results from the sources identified below, which added 22.2 points to the combined ratio (dollars in millions):

                                      NET                             AFTER-TAX          PER
                                    PREMIUMS           EARNED        UNDERWRITING       SHARE          COMPOSITE
SOURCES OF BUSINESS:                WRITTEN           PREMIUMS           LOSS            LOSS          EFFECT (2)
-------------------               --------------  ---------------   ----------------  ------------  ----------------
Managing underwriting agency         $3.7              $6.3             $15.7           $0.92            10.5%
Space & Aviation                     10.1               6.4              12.4            0.72             7.0
Surety & Other                       11.7              18.7               4.9            0.29             2.3
                                  --------------  ---------------   ----------------  ------------  ----------------
                                     25.5              31.4              33.0            1.93            19.8
                                                                                                          2.4(2)
                                  --------------  ---------------   ----------------  ------------  ----------------
All items                           $25.5             $31.4             $33.0           $1.93            22.2%
                                  ==============  ===============   ================  ============  ================

(2) The composite effect of each item separately is as shown above and sums to 19.8%. When such items are aggregated together and excluded from underwriting results, the impact is 22.2% due to the exclusion of the related written and earned premiums.

MANAGING UNDERWRITING AGENCY

As identified above, during 1999, the Company recorded an after-tax underwriting loss of $15.7 million, or $0.92 per share, from reinsurance on business produced by the managing underwriting agency, and a related after-tax investment loss of $1.2 million, or $0.07 per share, recorded in net realized investment losses. Such amounts compare to the preliminary after-tax loss estimate previously disclosed on March 18, 1999 of $18 million, or $1.07 per share. The total estimated ultimate net premiums written by the Company on all business produced by the managing underwriting agency recorded from inception through September 30, 1999 are approximately $21 million.

The Company has discontinued its underwriting relationship with the managing underwriting agency, which is in the process of running-off its business and operations.

SPACE & AVIATION BUSINESS

As identified above, during 1999, the Company recorded an after-tax underwriting loss of $12.4 million, or $0.72 per share, for its space and aviation lines of business. The Company recorded an after-tax underwriting loss of $8.5 million, or $0.50 per share, for these lines of business for the nine months ended September 30, 1998. During 1999, the Company has discontinued these lines of business.

SPACE BUSINESS

In order to mitigate the impact of possible future loss activity, in the fourth quarter of 1998, the Company commenced the process of re-underwriting and reducing its space business. After the completion of this process, at September 30, 1999, the Company currently estimates that it has net exposure of approximately $17.6 million to satellite losses (net of reinstatement premiums and retrocessions) for expired treaties and treaties expiring at the end of 1999. For the nine months ended September 30, 1999, assumed gross premiums earned, retroceded premiums earned, and net earned premiums were $6.6 million, $5.2 million and $1.4 million, respectively.

AVIATION BUSINESS

Included in the 1999 after-tax underwriting loss for aviation business are incurred losses for the 1998 Swiss Air and Korean Air crashes and certain 1999 crashes, including the American Airlines, Korean Air and China Air crashes. The additional loss recorded in the 1999 first quarter for the Swiss Air crash was based on a reallocation of the $642 million expected industry loss between the plane manufacturer and Swiss Air. This reallocation adversely affected the Company's gross loss. The gross loss associated with the Swiss Air crash reported as of December 31, 1998 had exhausted the Company's retrocessional protections applicable to this occurrence. Therefore, none of such additional loss reported was ceded to retrocessionaires. To the extent that either the expected industry loss increases or additional loss is allocated to the plane manufacturer, the Company could record additional losses. For example, if the expected industry loss increases by approximately $100 million, and assuming additional loss reallocations such that one-third of the industry loss is allocated to the plane manufacturer, the Company could record additional aggregate loss (net of additional reinstatement premiums) of approximately $2.7 million after-tax. However, the Company cannot be certain of the ultimate industry loss or the final allocation of liability between the plane manufacturer and Swiss Air, and there can be no assurances that the ultimate industry loss will not be larger or that the plane manufacturer will not be allocated a greater proportion of the industry loss. With respect to all other reinsured crashes which occurred through the 1999 third quarter, the Company currently believes that the Company's gross loss will not exhaust its reinsurance protections.

The Company expects to record approximately $5.2 million of after-tax underwriting losses for the 1999 fourth quarter for the October 31, 1999 Egypt Air crash and other recent aviation losses through mid-November 1999. Following the Egypt Air crash, the Company has exhausted its initial layer of retrocessional protection for 1999 aviation exposures. For the remainder of 1999, the Company's initial retention as well as its total retention for aviation exposures are contingent on insured industry losses exceeding certain industry loss thresholds, which could materially impact the recoveries under such retrocessions and therefore the net loss to the Company. Based on information currently available to the Company, the Company's maximum exposures (net of retrocessional recoveries and reinstatement premiums) for the remainder of 1999 to commercial airline losses varies depending on insured industry losses and ranges from approximately $1.3 million after-tax for a $50 million industry loss to approximately $7.8 million after-tax for an industry loss of $400 million or greater.

For the nine months ended September 30, 1999, assumed gross premiums earned, retroceded premiums earned, and net earned premiums were $25.5 million, $20.5 million and $5 million, respectively. While the Company has discontinued writing aviation business in 1999, the Company currently has a number of assumed treaties that will continue to expose the Company to significant risk of aviation losses through 2001. Preliminary estimates for gross aviation premiums that will be earned in 2000 and 2001 are approximately $15.6 million and $3.2 million, respectively. Retrocessional premium charges to be recorded in 2000 for retrocessional treaties presently in-force that expire during 2000 total approximately $10 million.
Such retrocessional premium costs of $10 million do not include the additional retrocessional premium amounts that will be needed to provide the Company with retrocessional protection in the event that the Company determines to purchase additional retrocessional protection for exposures for the years 2000 and 2001. The Company is also exploring various approaches to restructuring its retrocessional protections in order to manage future aviation premium costs and loss exposures. Notwithstanding the purchase of any such retrocessional protection, the Company expects to incur additional underwriting losses to the extent of its net retained exposures.

SURETY & OTHER BUSINESS

As identified above, underwriting results from certain surety and fidelity treaties and from another specialty lines treaty also negatively affected the Company's 1999 financial results. The Company recorded an after-tax underwriting loss of $4.9 million, or $0.29 per share, from this business.

ACQUISITION & OTHER COSTS

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

For the nine months ended September 30, 1999, the statutory operating expense ratio declined to 4.5%, compared with 7.2% for the comparable 1998 period. The decline in the Company's operating expense ratio was due to the increase in its net premiums written from the comparable prior year period. In addition, commencing in 1999, the Company allocated certain compensation and other operating expenses related to investment activities in the amount of $1.8 million to net investment income based on internal time studies. Such allocations were not made in prior periods. Due to such allocations, the 1999 statutory operating expense ratio improved by approximately one point and net investment income was reduced by approximately $0.07 per share, with no overall effect on operating results. On a pro-forma basis, the statutory operating expense ratio for the first nine months of 1998 would have been 6.2%.

Pre-tax foreign exchange gains and losses are recorded separately from statutory underwriting results and are therefore excluded from the statutory composite ratio. Unhedged monetary assets and liabilities are translated at the exchange rate in effect at the balance sheet date, with the resulting foreign exchange gains or losses recognized in income. For the nine months ended September 30, 1999 and 1998, pre-tax foreign exchange gains were $354,000 and $588,000, respectively. Such future gains or losses are unpredictable, and could be material.

INVESTMENT RESULTS

At September 30, 1999, approximately 58% of the Company's invested assets consisted of fixed maturity and short-term investments, compared to 48% at the end of 1998. Net investment income for the first nine months of 1999 was approximately $15.3 million, compared to $11.9 million for the prior year period. Such amounts are net of investment expenses of $3.7 million and $2.5 million, respectively. In addition to the inclusion in investment expenses of $1.8 million due to the aforementioned allocation of certain expenses in 1999, the investment expense amounts include advisory fees of $1.6 million and $2.4 million, respectively. Commencing July 1, 1999, such advisory fees have diminished in connection with amendments to the Company's investment advisory agreement with MMCI. Under such amendments, the Company pays MMCI an annual fee equal to 20% (7.5% prior to the amendments) of cumulative net realized gains (as defined in the agreement) on private investments, which is recorded in net realized gains, but the Company will not pay MMCI a management fee

(prior to the amendments, the Company paid a management fee equal to 1.5% per annum of the quarterly carrying value of the private portfolio, which amount has been recorded in investment expenses). In addition, RCHI will receive from MMCI $1.25 million per annum during the initial four year term, subject to certain conditions. Such amount is recorded as a reduction to investment expenses. (See
Note 9 under the caption "Investment Advisory Agreement" of the accompanying Notes to the Consolidated Financial Statements of the Company.)

The Company's pre-tax and net of tax investment yields for the nine months ended September 30, 1999 were 3.7% and 2.8%, respectively, compared to 3.6% and 2.7%, respectively, for the same prior year period. The Company's 1999 yields have moderately increased as funds invested in short-term investments and proceeds from the sales of public equity securities have been allocated into fixed maturity investments, and investment advisory fees have been reduced as discussed above.

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

For the nine months ended September 30, 1999, the Company's equity in net income of investee companies was $433,000, compared to a loss of $33,000 in the prior year period.

Net income for the nine months ended September 30, 1999 includes after-tax net realized investment gains of approximately $17.9 million, primarily due to the sale by the Company of approximately $56 million of publicly traded equity securities.

INCOME TAXES

The net deferred income tax benefits for the first nine months of 1999 and 1998 of approximately $6.5 million and $3.6 million, respectively, which are assets considered recoverable from future taxable income, resulted principally from temporary differences between financial and taxable income. Temporary differences include, among other things, charges for restricted stock grants which are not deductible for income tax purposes until vested (vesting of existing restricted stock grants will occur over a five-year period), as well as charges for a portion of unearned premiums and claims reserves and equity in net income (loss) of investees.

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

At September 30, 1999, cash and invested assets totaled approximately $612.4 million, consisting of $115.9 million of cash and short-term investments, $252.8 million of publicly traded fixed maturity investments, $164.1 million of publicly traded equity securities, and $79.6 million of privately held securities. Included in privately held securities are investments totaling $42.8 million that are carried under the equity method of accounting.

During the first nine months of 1999, the Company completed one integrated transaction with an existing client, a follow-on investment in an existing investee and one additional investment commitment. In addition, the Company divested four investments. (See Note 5 under the caption "Investment Information" of the accompanying Notes to the Consolidated Financial Statements.) The private equity portfolio includes 11 investments, totaling approximately $79.6 million of invested capital at September 30, 1999.

At September 30, 1999, approximately 91% of fixed maturity and short-term investments were rated investment grade by Moody's Investors Service, Inc. or Standard & Poor's Corporation and have an average duration of approximately 3.5 years.

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

At September 30, 1999, the publicly traded equity portfolio consisted of investments in 17 publicly traded insurers, reinsurers or companies providing services to the insurance industry. The estimated fair values of such investments ranged individually from $35,000 to $36.3 million. (See Note 5 under the caption "Investment Information" of the accompanying Notes to the Consolidated Financial Statements.)

The Company has not invested in derivative financial instruments such as futures, forward contracts, swaps, or options or other financial instruments with similar characteristics such as interest rate caps or floors and fixed-rate loan commitments. The Company's portfolio includes market sensitive instruments, such as mortgage-backed securities, which are subject to prepayment risk and changes in market value in connection with changes in interest rates. The Company's investments in mortgage-backed securities, which amounted to approximately $28.6 million at September 30, 1999, or 4.7% of cash and invested assets, are classified as available for sale and are not held for trading purposes.

MARKET SENSITIVE INSTRUMENTS AND RISK MANAGEMENT

In accordance with the SEC's Financial Reporting Release No. 48, the Company performed a sensitivity analysis to determine the effects that market risk exposures could have on the future earnings, fair values or cash flows of the Company's financial instruments as of December 31, 1998. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's 1998 Annual Report on Form 10-K.) Market risk represents the risk of changes in the fair value of a financial instrument and is comprised of several components, including liquidity, basis and price risks. At September 30, 1999, there have been no material changes in market risk exposures that affect the quantitative and qualitative disclosures presented as of December 31, 1998.

RATINGS

In May 1999, A.M. Best Company ("A.M. Best") revised its rating of Risk Capital Reinsurance from A (Excellent) to A- (Excellent). While several factors were identified, the rating action principally reflects the poor underwriting results reported by the Company in late 1998 and the first quarter of 1999 on its satellite book of business and the business produced by the managing underwriting agency.

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

Notwithstanding the foregoing, Nebraska insurance laws provide that any distribution that is a dividend may be paid by Risk Capital Reinsurance only out of earned surplus arising from its business, which is defined as unassigned funds (surplus) as reported in the statutory financial statement filed by Risk Capital Reinsurance with the Nebraska Insurance Department for the most recent year, including any surplus arising from unrealized capital gains or revaluations of assets. Any distribution that is a dividend and that is in excess of Risk Capital Reinsurance's unassigned funds, exclusive of any surplus arising from unrealized capital gains or revaluation of assets, will be deemed an "extraordinary" dividend subject to the foregoing requirements.

RCHI, Risk Capital Reinsurance and Cross River file consolidated federal income tax returns, and have entered into a tax sharing agreement (the "Tax Sharing Agreement"), allocating the consolidated income tax liability on a separate return basis. Pursuant to the Tax Sharing Agreement, Risk Capital Reinsurance and Cross River make tax sharing payments to RCHI based on such allocation.

Net cash flow from operating activities for the nine months ended September 30, 1999 was $32.2 million, compared with $47.5 million for the prior year period. Cash flow was reduced in 1999 for the purchases of additional retrocessional protection, including the ceded premium paid for the retrocession of a treaty covering multiple future rocket launches.

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

At September 30, 1999, the Company's consolidated stockholders' equity totaled $361.4 million, or $21.15 per share. At such date, statutory surplus of Risk Capital Reinsurance was approximately $308.7 million. Based on data available as of June 30, 1999 from the Reinsurance Association of America, Risk Capital Reinsurance is the 14th largest domestic broker market oriented reinsurer as measured by statutory surplus.

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

The Company has completed its testing and implementation of compliant components for its internal business systems and operating facilities. The Company's significant internal systems and facilities have been deemed compliant. The Company does not currently anticipate any material year 2000 compliance problems with respect to its internal business systems and operating facilities. The Company's historical and expected future costs of this internal compliance effort will not have a material adverse effect on the Company's financial position or results of operations.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

         EXHIBIT NO.              DESCRIPTION
         -----------     ----------------------------
         15              Accountants' Awareness Letter and Limitation of
                         Liability (regarding unaudited interim
                         financial information)

         27              Financial Data Schedule

(b)      Reports on Form 8-K.

         There were no reports filed on Form 8-K for the three month period ended September 30, 1999.

         Omitted from this Part II are items which are inapplicable or to which the answer is negative for the period covered.

                                   SIGNATURES
==============================================================================


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     RISK CAPITAL HOLDINGS, INC.
                                     ------------------------------------------
                                     (REGISTRANT)


                                     /s/ Mark D. Mosca
                                     ------------------------------------------
                                     MARK D. MOSCA
DATE: NOVEMBER 15, 1999              PRESIDENT AND CHIEF EXECUTIVE OFFICER


                                     /s/ Paul J. Malvasio
                                     ------------------------------------------
DATE: NOVEMBER 15, 1999              PAUL J. MALVASIO
                                     CHIEF FINANCIAL OFFICER

                                  EXHIBIT INDEX

         EXHIBIT NO.              DESCRIPTION
         -----------     ----------------------------
           15            Accountants' Awareness Letter and Limitation of
                         Liability (regarding unaudited
                         interim financial information)

           27            Financial Data Schedule