Form 10-K
period 1999-12-31
RISK CAPITAL HOLDINGS INC
filed 2000-03-31
CIK 947484

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 1999

                                       OR

         [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
              For the transition period from            to
                                             ----------

                           Commission File No. 0-26456

                           RISK CAPITAL HOLDINGS, INC.
             (Exact name of Registrant as specified in its charter)

             Delaware                                   06-1424716
--------------------------------                      --------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

            20 Horseneck Lane
         Greenwich, Connecticut                            06830
---------------------------------------                   --------
 (Address of principal executive offices)                (Zip Code)

       Registrant's telephone number, including area code: (203) 862-4300

           Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each Exchange
  Title of Each Class                                 on which Registered
  -------------------                                 -------------------
       None                                                    None

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_______

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 27, 2000 was approximately $160,932,207 based on the closing price on the Nasdaq National Market on that date.

     As of March 27, 2000, there were 12,329,398 shares of the Registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Parts I and II incorporate by reference our definitive proxy statement for a special meeting of our stockholders relating to the asset sale described in this annual report. Part III incorporates by reference our definitive proxy statement for the 2000 annual meeting of stockholders to be filed with the Securities and Exchange Commission before April 30, 2000.

                           RISK CAPITAL HOLDINGS, INC.

                                TABLE OF CONTENTS


Item                                                                        Page
----                                                                        ----
                                     Part I

1. Business................................................................... 1
2. Properties................................................................ 25
3. Legal Proceedings......................................................... 25
4. Submission of Matters to a Vote of Security Holders....................... 25

                                     Part II

5. Market for Registrant's Common Equity and Related Stockholder Matters..... 25
6. Selected Financial Data and Unaudited Pro Forma Condensed Consolidated
        Financial Data....................................................... 27
7. Management's Discussion and Analysis of Financial Condition
        and Results of Operations............................................ 35
7A.Quantitative and Qualitative Disclosures About Market Risk................ 52
8. Financial Statements and Supplementary Data............................... 52
9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............................................. 52

                                    Part III

10.Directors and Executive Officers of the Registrant........................ 52
11.Executive Compensation.................................................... 52
12.Security Ownership of Certain Beneficial Owners and Management............ 52
13.Certain Relationships and Related Transactions............................ 53

                                     Part IV

14.Exhibits, Financial Statement Schedules and Reports on Form 8-K........... 53

Cautionary Note Regarding Forward-Looking Statements

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. This Form 10-K, our Annual Report to Stockholders, any proxy statement, any Form 10-Q or any Form 8-K of the company or any other written or oral statements made by or on behalf of the company may include forward-looking statements which reflect our current views with respect to future events and financial performance. All statements other than statements of historical fact included in or incorporated by reference in this report are forward-looking statements. Forward-looking statements can generally be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe" or "continue" or their negative or variations or similar terminology.

     Forward-looking statements involve our current assessment of risks and uncertainties. Actual events and results may differ materially from those expressed or implied in these statements. Important factors relating to our existing business that could cause actual events or results to differ materially from those indicated in such statements are discussed below and elsewhere in this report and include:

     o    the acceptance in the market of our reinsurance products;

     o competition from new products (including products that may be offered by the capital markets);

     o    the availability of investments on attractive terms;

     o competition, including increased competition (both as to underwriting and investment opportunities);

     o changes in the performance of the insurance sector of the public equity markets or market professionals' views as to such sector;

     o    the amount of underwriting capacity from time to time in the market;

     o general economic conditions and conditions specific to the reinsurance and investment markets in which we operate;

     o    regulatory changes and conditions;

     o    rating agency policies and practices;

     o claims development, including as to the frequency or severity of claims and the timing of payments; and

     o    loss of key personnel.

In addition to risks and uncertainties related to our existing business, the proposed sale of our reinsurance operations to Folksamerica Reinsurance Company referred to in this report is subject to various risks and uncertainties including the risks that the conditions to closing will not be satisfied and that the costs of the transaction and purchase price and reserve adjustments will be greater than currently expected with resulting effects on our book value. These and other risks relating to the proposed asset sale and our business after the sale are discussed in the "Risk Factors" section of our definitive proxy statement for the special meeting of our stockholders relating to the asset sale. The special meeting proxy statement is filed as an exhibit to this annual report and is incorporated by reference in its entirety.

     All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are included herein or elsewhere. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

                                      (ii)

                                     PART I

ITEM 1.  BUSINESS

     In this document, "we," "us," "our" and the "company" refer to Risk Capital Holdings, Inc. and/or Risk Capital Reinsurance Company, as the context requires. Certain terms used below are defined in the "Glossary of Selected Insurance Terms" appearing on pages 21-24 of this report.

The Company

     We were incorporated in March 1995 under the laws of the State of Delaware and commenced operations in September 1995 upon completion of our initial public offering. Through our wholly owned operating subsidiary, Risk Capital Reinsurance Company ("RCRe"), we provide reinsurance and other forms of capital, either on a stand-alone basis, or as part of integrated solutions for insurance companies with capital needs that cannot be met by reinsurance alone. RCRe is rated "A-" (Excellent) by A.M. Best Company. Following the announcement of the proposed sale of our reinsurance operations to Folksamerica Reinsurance Company (see "--Recent Developments" below), A.M. Best announced on January 18, 2000 that it was placing our A- rating under review. At December 31, 1999, RCRe had statutory surplus of $290.1 million (or $230.1 million after giving pro forma effect to our recent repurchase of 4,755,000 shares of our common stock from XL Capital Ltd.). Based upon data available from the Reinsurance Association of America ("RAA"), RCRe is the 20th largest United States based broker market oriented reinsurer as measured by its statutory surplus of $230 million.

     Our offices are located at 20 Horseneck Lane, Greenwich, Connecticut 06830, and our telephone number is (203) 862-4300.

Recent Developments

     Folksamerica Transaction

     As of January 10, 2000, we entered into an agreement with Folksamerica Reinsurance Company and Folksamerica Holding Company (collectively, "Folksamerica") pursuant to which Folksamerica Reinsurance Company will assume RCRe's liabilities under the reinsurance agreements transferred in the asset sale and RCRe will transfer to Folksamerica Reinsurance Company assets in an aggregate amount that is, in book value, equal to the book value of the liabilities assumed. In consideration for the transfer of RCRe's book of business, Folksamerica will pay $20.335 million in cash at the closing, subject to adjustment under the circumstances set forth in the asset purchase agreement.

     The sale of our reinsurance business to Folksamerica is contingent on approval by our stockholders, obtaining applicable regulatory approvals, the retention of a key employee, obtaining certain third party consents, the absence of a material adverse change in RCRe's business, and other customary closing conditions. Marsh & McLennan Risk Capital Holdings, Ltd. ("MMRCH") and The Trident Partnership, L.P. ("Trident"), which collectively represent approximately 13.3% of the total voting power of our outstanding common stock (after giving effect to the repurchase of 4,755,000 shares on March 2, 2000 from XL Capital, which is discussed below), have agreed to vote in favor of the asset sale.

     Detailed information regarding the proposed asset sale can be found in the sections of our special meeting proxy statement entitled "Questions and Answers About the Asset Sale," "Risk Factors," "The Asset Sale," "The Asset Purchase Agreement" and "Other Transaction Agreements," which are incorporated by reference. In addition, we have filed the asset sale agreement, the voting agreements and other related agreements as exhibits to this annual report. The above summary of the proposed transaction is qualified by these agreements, which are incorporated by reference. Please also refer to "Unaudited Pro Forma Condensed Consolidated Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     XL Transaction

     On March 2, 2000, we repurchased from XL Capital, then our single largest stockholder, all of the 4,755,000 shares of our common stock held by it. Under the terms of a stock repurchase agreement with XL Capital, we paid $12.45 per share of our common stock, or a total of $59.2 million. The per share repurchase price was determined as the lesser of (1) 85% of the average closing market price of our common stock during the 20 trading days beginning on the third business day following public announcement of the stock repurchase and asset sale (January 21, 2000), which was $14.65, and (2) $15. We paid XL Capital the consideration for the repurchase with: our interest in privately held LARC Holdings, Ltd. (parent of Latin American Reinsurance Company Ltd.), valued at $25 million (which was carried by us at $24 million at December 31, 1999); and all of our interest in Annuity and Life Re (Holdings), Ltd., valued at $25.38 per share and $18.50 per warrant, or $37.8 million in the aggregate (which was carried by us at $38.2 million at December 31, 1999). XL Capital paid us in cash the difference (equal to $3.6 million) between our repurchase price and the value of our interests in LARC Holdings and Annuity and Life Re. The value per share of Annuity and Life Re was determined by taking the average of the closing price of Annuity and Life Re shares for the same period used in determining the repurchase price of our shares. The value of the warrants was determined using a Black Scholes methodology. We have filed the stock repurchase agreement and related voting and disposition agreement as exhibits to this annual report. The above summary of the transaction is qualified by these agreements, which are incorporated by reference.

     As a result of this transaction, stockholders' equity, which was $346.5 million at December 31, 1999, has been reduced by $59.4 million and the number of outstanding voting shares, which was 17,087,970 at December 31, 1999, was 12,332,970 at March 2, 2000.

     RCRe's statutory surplus, which was $290.1 million at December 31, 1999, was also reduced by $60 million for the distribution of the stock and warrants in both LARC Holdings and Annuity and Life Re to us based on their statutory carrying values at December 31, 1999.

     Future Operations

     After the sale of our reinsurance operations to Folksamerica is completed, the company's objective will be to serve as a vehicle to effect business combinations and ventures, whether by acquiring all or a portion of companies, merger, exchange of stock or otherwise, with one or more operating companies that our board of directors believes will have potential to increase stockholder value. These business combinations and ventures may be with companies that are not in the insurance business. The company may cease to pursue this business objective at any time and may also consider alternatives. Please refer to the section of our special meeting proxy statement entitled "Risk Factors" for a discussion of certain risks relating to our business after the sale of our reinsurance operations to Folksamerica Reinsurance Company.

     The description of the company's business set forth below provides a discussion of the company's business to date and, accordingly, does not describe what we currently intend to be our business strategy following the asset sale.

Reinsurance Underwriting

     We have sought to take advantage of underwriting opportunities in connection with our equity investment activities and, where appropriate, to provide reinsurance to insurers in which we invest.

     We have also sought to write "large lines" (i.e., significant portions) on a limited number of traditional and finite risk property and casualty reinsurance treaties with a select number of insurance and reinsurance companies located throughout the world (although our principal focus has been on large United States and European-based insurance and reinsurance companies) and with select Lloyd's syndicates.

We have focused our efforts on treaty reinsurance and have sought to establish and cultivate long-term relationships with our reinsureds. In addition, we intend to write conservatively in terms of the company's surplus capacity, which helps enable us to maintain underwriting capacity and flexibility. At December 31, 1999, and after giving pro forma effect to our recent repurchase of 4,755,000 shares of our common stock from XL Capital, RCRe's premium-to-surplus ratio was 1.3x, which represents an increase from our prior intention that RCRe's premium-to-surplus ratio not exceed 1.0x. This increase is due to the reduction in RCRe's surplus resulting from the XL Capital stock repurchase as well as from losses due to our poor underwriting performance.

We have agreed to transfer all of our reinsurance business to Folksamerica Reinsurance Company. In reaching the determination to sell our reinsurance business, we considered, among other things, the following factors:

     o RCRe was incurring losses on its reinsurance business and faced increasing competition, which has been adversely affecting results of operations and financial condition;

     o RCRe's surplus has decreased, while the surpluses of many of RCRe's competitors have increased;

     o the amount and volatility of our earnings, resulting from our operating strategy and underwriting performance, severely limits our ability to incur and service substantial indebtedness, which in turn limits our ability to increase RCRe's statutory surplus; and

     o our depressed stock price, combined with our inability to incur debt as described above or otherwise use RCRe's cash because of RCRe's statutory surplus, rating and operating requirements, have prevented us from making acquisitions, which puts us, like many other small reinsurance companies, at a severe competitive disadvantage in an industry that has been experiencing rapid global consolidation.

See "Business--Recent Developments," "Management's Discussion and Analysis of Financial Condition and Results of Operations--Folksamerica Transaction" and
Note 14 of the accompanying notes to our consolidated financial statements. We also refer you to the section of our special meeting proxy statement entitled "Reasons for the Asset Sale and the Name Change; Our Board of Directors Recommends the Asset Sale," which is incorporated by reference.

     Operations

     Net premiums written for 1999, 1998 and 1997 were as follows:

                                              Net Premiums Written
                                             (Dollars in millions)

                                                                  Years Ended December 31,
                                  -----------------------------------------------------------------------------------------
                                             1999                           1998                           1997
                                  ---------------------------    ----------------------------    --------------------------
                                    Amount            %            Amount             %            Amount           %
                                  -----------     -----------    ------------     -----------    -----------    -----------

Property                             $78.9           25.7%          $33.7            14.4%         $17.8            12.3%
Casualty                              64.1           20.9            80.3            34.2           69.7            48.1
Multi-Line                            67.7           22.1            62.8            26.8           45.9            31.7
Other                                  7.6            2.5            16.5             7.0           10.0             6.9
Accident & Health                     50.3           16.4
Aviation & Space                      18.4            6.0            26.0            11.1
Marine                                14.0            4.6            14.4             6.1            1.4             1.0
Surety & Fidelity                      5.7            1.8             1.0             0.4
                                  -----------     -----------    ------------     -----------    -----------    -----------
Total                               $306.7          100.0%         $234.7            100.0%        $144.8           100.0%
                                  ===========     ===========    ============     ===========    ===========    ===========

     RCRe's assumed and ceded premiums written for the years ended December 31, 1999, 1998 and 1997 were as follows:


                                                                                 (In millions)
                                                                            Years Ended December 31, Years


                                                     ---------------------------------------------------------------------
                                                              1999                    1998                    1997
                                                      ----------------------    ------------------    ---------------------

Assumed premiums written                                     $386.8                  $260.5                  $147.8
Ceded premiums written                                         80.1                    25.8                     3.0
                                                      ----------------------    ------------------    ---------------------
Net premiums written                                         $306.7                  $234.7                  $144.8
                                                      ======================    ==================    =====================

     We expanded our reinsurance business into marine and aviation and space underwriting in 1997, surety and fidelity underwriting in 1998, and accident and health underwriting in 1999. During 1999, we discontinued our aviation and space lines of business.

     RCRe's net premiums written increased 31% to $306.7 million in 1999 from $234.7 million in 1998 and 62% to $234.7 million in 1998 from $144.8 million in 1997. Premium growth resulted from two key strategies, the integration of investment with reinsurance and the diversification into "specialty" classes of business, which for purposes of this discussion consist of accident and health, aviation and space, marine and surety and fidelity.

     Approximately 30%, 32% and 29% of net premiums written in 1999, 1998 and 1997, respectively, were generated from companies in which we have invested or committed to invest funds ("integrated transactions").

     Approximately 29%, 18% and 1% of net premiums written in 1999, 1998 and 1997, respectively, were produced from specialty classes of business. Specialty classes of business accounted for 65% and 44% of the increase in net premiums written for 1999 and 1998, respectively.

     Approximately 15%, 32% and 28% of net premiums written in 1999, 1998 and 1997, respectively, were from non-United States clients, which are Lloyd's syndicates or are located in the United Kingdom, Bermuda and Continental Europe.

     Reinsurance is provided by RCRe both on a quota share and excess of loss basis. In 1999, quota share reinsurance and excess of loss reinsurance amounted to 93% and 7%, respectively, of the Company's net premiums written, compared to
(1) 81% and 19%, respectively, during 1998 and (2) 71% and 29%, respectively, during 1997. The mix of quota share and excess of loss reinsurance depends on market conditions and other relevant factors and cannot be predicted with accuracy. Depending on future conditions, prior to the asset sale, we may also write other types of reinsurance.

     Net premiums written in 1999 include approximately $26 million related to a group of property reinsurance treaties that expired in 1999 covering crop hail business underwritten on behalf of a start-up entity formed by Trident II, L.P. This business was protected by extensive aggregate excess of loss retrocession and generated a profit based upon underwriting results. We do not expect to renew these treaties in 2000.

     Net premiums written in 1999 for other business was reduced by $10.6 million for the retrocession of a treaty which covers future multiple rocket launches that was recorded in 1996. The reduction of net premiums written resulting from this retrocession increased the commission and operating expense ratio components of the statutory composite ratio by 1.1 percentage points, but had no impact on operating results.

     Consistent with our strategy of writing a small number of large treaties for our core business, two clients contributed approximately $81.3 million, or 26.5%, of 1999 total net premiums written, with the largest client contributing approximately 13.7% and the second contributing 12.8%. Approximately 70% of the business written from the client that contributed 13.7% and all of the business written from the client that contributed 12.8% are part of an integrated transaction, and such business is subject to renewal at our option for two and four remaining years, respectively.

     In 1998, three clients contributed approximately $74 million, or 32%, of 1998 total net premiums written, with the largest client contributing approximately 18% and the remaining two contributing 8% and 6%, respectively. In 1997, five clients contributed approximately $68 million, or 45%, of total net premiums written, with the largest client contributing approximately 18% and the remaining four contributing from 5% to 8%.

     RCRe's ceded premiums increased to $80.1 million in 1999, compared to $25.8 million in 1998 and $3.0 million in 1997. Such ceded premiums primarily relate to RCRe's property, multi-line, marine, aviation and space reinsurance business, for which we seek to reduce RCRe's exposure to large and catastrophic losses. Since the fourth quarter of 1998, we have purchased additional retrocessional protection to reduce RCRe's exposures to both space and aviation risks. Effective July 1, 1999, RCRe also purchased a retrocessional treaty for a one year period covering earthquake, wind and other property catastrophe perils for $10 million in excess of a $15 million retention per occurrence.

     For a discussion of our in-force business at January 1, 2000, please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations--General--In-Force Business."

Investments

     Our investment goals have been to support RCRe's reinsurance activities and enhance our long-term profitability. The principal components of our strategy to achieve these goals include: (1) supporting short-term liquidity requirements through cash and fixed income investments and, if necessary, through the sale of marketable equity securities from the company's investment portfolio; (2) investing a significant portion of our assets in publicly traded and privately held equity securities issued by insurance and reinsurance companies and companies providing services to the insurance industry; (3) identifying trends and investment opportunities in the insurance industry that could lead to superior returns; (4) utilizing Marsh & McLennan Capital, Inc. ("MMCI"), an experienced insurance industry advisor, as equity investment advisor; (5) investing in insurers to which RCRe provides reinsurance, where appropriate; and
(6) when available, co-investing with Trident, a dedicated insurance industry private equity fund, and an entity to which MMCI also provides equity investment advisory services.

     We have an investment advisory agreement with MMCI for management of our portfolios of equity securities (including convertible securities) that are publicly traded ("Public Portfolio") and privately held ("Private Portfolio"). The Private Portfolio includes equity securities which do not have a readily ascertainable market or are subject to certain trading restrictions.

     Effective July 1, 1999, we amended our investment advisory agreement with MMCI, which governs the management of our portfolios of equity securities (including convertible securities) that are publicly traded and privately held.

     Pursuant to the amended agreement, which has a term of four years (subject to renewal), MMCI provides us with investment management and advisory services with respect to investments in the Private Portfolio whose value exceeds (i) $10 million during the first year of the term, (ii) $15 million during the second year of the term, and (iii) $20 million during the third and fourth years of the term. Under the agreement, we pay MMCI an annual fee equal to (x) 20% (previously 7.5%) of cumulative net realized gains including dividends, interest and other distributions, received on the Private Portfolio over (y) cumulative compensation previously paid in prior years on cumulative net realized gains (as defined in the agreement) on the Private Portfolio managed by MMCI, but we will not pay MMCI a management fee (previously 1.5% per annum of the quarterly carrying value of the Private Portfolio). With respect to the management of our Public Portfolio, we pay MMCI a fee equal to 0.50% of the first $50 million under MMCI's management and 0.35% of all amounts in excess of $50 million, subject to a minimum fee of $250,000 per annum (previously 0.35% for the entire Public Portfolio).

     In connection with the amendments to our agreement with MMCI, we will receive from MMCI $1.25 million per annum during the initial four-year term, subject to certain conditions. The initial agreement provided for a minimum aggregate cash fee to MMCI of $500,000 per annum through December 31, 1997. Fees incurred under the agreements during fiscal years 1999, 1998 and 1997 were approximately $1.5 million, $2.7 million and $1.3 million, respectively. In addition, in 1999, 1998 and 1997, unrealized appreciation in the Private Portfolio is net of accrued fees of approximately $256,000, $2.2 million and $1.4 million, respectively.

     In May 1999, we transferred the management of the fixed income and short-term cash portfolios from The Putnam Advisory Company, Inc. ("Putnam") to Alliance Capital. Previously, we had an investment advisory agreement with Putnam, an affiliate of MMCI, for the management of our fixed income securities and short-term cash portfolios through April 1999. For the fixed income securities portfolio, we paid to Putnam a fee equal to the sum of 0.35% per annum of the first $50 million of the market value of the portfolio, 0.30% per annum on the next $50.0 million, 0.20% per annum on the next $100 million and 0.15% per annum of the market value of assets that exceeded $200 million. For the short-term cash portfolio, we paid a fee equal to 0.15% per annum of the total monthly average market value. Fees incurred under the Putnam agreement for the period in 1999, 1998 and 1997 were approximately $173,000, $461,000 and $493,000, respectively.

     MMCI serves as investment manager to Trident and, accordingly, certain restrictions exist with respect to MMCI's ability to make investment recommendations to us with respect to investments which would be suitable for both Trident and us. Under the Trident partnership agreement, until the earlier of May 6, 2000 or the date on which at least 75% of the aggregate capital of Trident has been drawn, neither MMCI nor any of its affiliates may organize, or invest in, any new or existing risk assumption entity unless Trident is first offered a reasonable opportunity to invest in such entity. These restrictions may also apply to us. This limitation, however, does not apply to investments in any such new entity where the total invested capital of such entity does not exceed $10,000,000.

     Pursuant to the Trident partnership agreement, where Trident has elected to make part, but not all, of the full investment otherwise available to it, we may not be offered the opportunity to participate in such investment unless Trident first offers at least all Trident partners with capital commitments of at least $50,000,000 the right to participate in such additional investment on a pro rata basis. Pursuant to the terms of our equity advisory agreement, MMCI has agreed that it will not invest in such opportunities, and will not offer any such opportunities to its affiliates, without first offering us an opportunity to make such investments.

     Fixed income investments are used to provide shorter-term liquidity and current returns. The fixed income securities portfolio generally is invested in high quality, liquid securities, including securities issued by United States government agencies and United States government guaranteed securities.

     In addition, we allocated in early 1998 approximately $35,000,000 for investment in a diversified portfolio of high yielding below investment grade fixed maturity investments managed by Miller Anderson & Sherrerd, LLP, a subsidiary of Morgan Stanley & Co. Such amount was taken from funds that were previously allocated for investing in short-term securities. Miller Anderson manages the portfolio subject to investment guidelines established by the Investment/Finance Committee of our board of directors. At December 31, 1999, our high yield portfolio included approximately $37.6 million of such securities.

     Since a significant portion of our investment portfolio is currently comprised of equity securities issued by insurance and reinsurance companies and companies providing services to the insurance industry, the portfolio lacks industry diversification and is particularly subject to the performance of the insurance industry. Such performance will affect the market prices of a significant portion of our investment portfolio and the income and return on such investments, all of which could negatively affect our underwriting capacity. As our current investment strategy is to invest a significant portion of its investment portfolio in equity securities, our investment income in any fiscal period may be smaller, as a percentage of investments, and less predictable than other competitor reinsurance companies, which tend to invest primarily in fixed income investments. Net realized and unrealized gains (or losses) on investments may have a greater effect on our results of operations or stockholders' equity at the end of any fiscal period than on those of our competitor reinsurance companies.

     After the sale of our reinsurance operations to Folksamerica is completed, the company's objective will be to serve as a vehicle to effect business combinations and ventures, whether by acquiring all or a portion of companies, merger, exchange of stock or otherwise, with one or more operating companies that our board of directors believes will have potential to increase stockholder value. These business combinations and ventures may be with companies that are not in the insurance business. We refer you to the section of our special meeting proxy statement entitled "Risk Factors," which is incorporated by reference, for a discussion of certain risks relating to our business after the sale of our reinsurance operations to Folksamerica Reinsurance Company.

     Operations

     At December 31, 1999, cash and invested assets totaled approximately $585.9 million, consisting of $82.2 million of cash and short-term investments, $261.1 million of publicly traded fixed maturity investments, $158.6 million of publicly traded equity securities and $84.0 million of privately held securities.

     The components of net investment income for the years ended December 31, 1999, 1998 and 1997 are summarized in a table found in Note 3 under the caption "Investment Information" of the accompanying notes to our consolidated financial statements.

Our investments on a consolidated basis at December 31, 1999, 1998 and 1997 consisted of the following:


                                                                     (Dollars in thousands)
                                                                          December 31,
                               ---------------------------------------------------------------------------------------------------
                                           1999                               1998                              1997
                               ------------------------------    -------------------------------    ------------------------------

                                Estimated                         Estimated                          Estimated
                                Fair Value        Percent         Fair Value         Percent         Fair Value        Percent
                                ----------        -------         ----------         -------         ----------        -------
Cash and short-term              $ 82,242         14%             $120,846             20%             $ 98,181         19%
                                 --------         --              --------             --              --------         --
Fixed maturities:
  U.S. government and
     government agencies           41,095          7                39,283              6                44,135          9
  Municipal bonds                  52,245          9                45,273              8                37,637          7
  Corporate bonds                 136,838         23                56,256             10                19,323          4
  Mortgage and asset-
     backed securities             27,298          5                33,532              6                30,487          6
  Foreign governments               3,591          1                   196              -                   577          -
                                    -----          -                   ---             --                   ---         --
     Sub-total, fixed
     maturities                   261,067         45               174,540             30               132,159         26
Equity securities:
  Publicly traded                 158,631         27               154,678             27               180,052         36
  Privately held                   83,969         14               137,091             23                95,336         19
                                   ------         --               -------             --                ------         --
     Sub-total, equity
     securities                   242,600         41               291,769             50               275,388         55
                                  -------         --               -------             --               -------         --
           Total                 $585,909        100%             $587,155            100%             $505,728        100%
                                 ========        ===              ========            ===              ========        ===

     Our current investment guidelines restrict the portion of our fixed maturities portfolio that can be held in lower quality securities. At December 31, 1999, 88% of the fixed maturity and short-term investments were rated investment grade by Moody's Investors Service, Inc. or Standard & Poor's Corporation and had an average quality rating of AA and an average duration of approximately 3.7 years.

     Contractual maturities of our consolidated fixed maturity securities are shown below. Expected maturities, which are our best estimates, will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.



                                                         (In thousands)
                                                        December 31, 1999
                                                        -----------------
                                                Estimated              Amortized
                                               Fair Value                 Cost
                                               ----------                 ----
Available for sale:
   Due in one year or less                      $10,210                 $10,237
   Due after one year through five years         68,182                  69,956
   Due after five years through 10 years         78,461                  82,282
   Due after 10 years                            76,916                  79,446
                                                 ------                  ------
      Sub-total                                 233,769                 241,921
   Mortgage and asset-backed securities          27,298                  28,424
                                                 ------                  ------
        Total                                  $261,067                $270,345
                                               ========                ========

     At December 31, 1999, our investment portfolio included $158.6 million of publicly traded equity securities and 12 investments in privately held securities totaling $84.0 million, with additional investment portfolio commitments in an aggregate amount of $23.2 million. At this date, all of our equity investments were in securities issued by insurance and reinsurance companies or companies providing services to the insurance industry.

     Please refer to Note 3 under the caption "Investment Information" of the accompanying Notes to our consolidated financial statements for information regarding our publicly traded and privately held securities and their carrying values, and commitments made by us relating to our privately held securities.

     We have not invested in derivative financial instruments such as futures, forward contracts, swaps, or options or other financial instruments with similar characteristics such as interest rate caps or floors and fixed-rate loan commitments. Our portfolio includes market sensitive instruments, such as mortgage-backed securities, which are subject to prepayment risk and changes in market value in connection with changes in interest rates. Our investments in mortgage-backed securities are classified as available for sale and are not held for trading purposes. These investments amounted to approximately $27.3 million, or 4.7% of cash and invested assets at December 31, 1999, $33.5 million, or 6% of cash and invested assets at December 31, 1998, and $30.5 million, or 6% of cash and invested assets at December 31, 1997.

Marketing

     RCRe has obtained substantially all of its reinsurance business through intermediaries representing the cedent in negotiations for the purchase of reinsurance. The process of effecting a brokered reinsurance placement typically begins when a cedent enlists the aid of an intermediary in structuring a reinsurance program. Often the intermediary will consult with one or more lead reinsurers as to the pricing and contract terms of the reinsurance protection being sought. Once the cedent has approved the terms quoted by the lead reinsurer, the intermediary offers participation to qualified reinsurers until the program is fully subscribed to by reinsurers on terms agreed upon by all parties.

     By working through intermediaries to originate business, we have avoided maintaining a substantial sales organization. In addition, we believe that submissions from the intermediary market are more numerous and diverse, including certain targeted specialty coverages, than would be available through a salaried sales organization and that we are able to exercise greater selectivity than would be possible in dealing directly with cedents.

     RCRe pays commissions to intermediaries based on negotiated percentages of the premiums it writes. Direct writers of reinsurance typically incur higher fixed costs that are included in their underwriting expenses. Reinsurers using intermediaries can lower these costs during a downturn in the market by writing less business and incurring lower brokerage costs. Intermediaries do not generally have the authority to bind RCRe with respect to reinsurance agreements nor does RCRe generally commit in advance to accept any portion of the business that intermediaries submit to it. Reinsurance business from any cedent, whether new or renewal, is generally subject to acceptance by RCRe.

     In 1999, (1) affiliates of Marsh & McLennan, including Balis & Co., Inc., Guy Carpenter & Company, Inc., Carpenter Bowring Ltd. and Cecar & Jutheau, S.A. (collectively, "Marsh Affiliates"), (2) the Aon Group and (3) E.W. Blanch Company accounted for approximately 33.1%, 17.4% and 5.7%, respectively, of RCRe's assumed net premiums written. In 1998, (1) Marsh Affiliates, (2) Aon and
(3) E.W. Blanch accounted for approximately 43.2%, 16.5% and 10.9%, respectively, of RCRe's assumed net premiums written. In 1997, (1) Marsh Affiliates, (2) Aon and (3) E.W. Blanch accounted for approximately 47.3%, 19.1%, and 9.3%, respectively, of RCRe's assumed net premiums written. Loss of all or a substantial portion of the business provided by any of these intermediaries could have a short-term material adverse effect on the business and operations of RCRe. We do not believe that the loss of such business would have a long-term material adverse effect due to RCRe's competitive position within the broker reinsurance market and the availability of business from other intermediaries. The terms relating to RCRe's intermediary arrangements with Marsh Affiliates have been negotiated on an arm's-length basis.

     In addition to investment opportunities arising from the activities of MMCI as our equity investment advisor, we are provided with investment opportunities by reinsurance brokers and traditional financing sources, including investment banking firms, venture capital firms and other banking and financing sources, both acting as principal investors and intermediaries. Underwriting opportunities may arise from such sources in connection with our investment activities as part of integrated transactions.

Retrocessional Arrangements

     Reinsurance companies enter into retrocessional arrangements for many of the same reasons primary insurers seek reinsurance, including reducing the effect of individual or aggregate losses and increasing premium writing and risk capacity without requiring additional capital. Retrocessional arrangements do not relieve RCRe from its obligations to the insurers and reinsurers from which it assumes business. The failure of retrocessionaires to honor their obligations could result in losses to RCRe.

     RCRe utilizes retrocession agreements for the purpose of limiting its exposure with respect to multiple claims arising from a single occurrence or event. RCRe also participates in "common account" retrocessional arrangements for certain reinsurance treaties, which are arrangements whereby the ceding company purchases a cover for the benefit of the ceding company and the reinsurers on the reinsurance treaty. Common account retrocessional arrangements reduce the effect of individual or aggregate losses to all participating companies with respect to a reinsurance treaty, including the cedent.

     All retrocessionaires must conform to RCRe's standards and must be specifically approved by RCRe's Security Committee, which consists of four members of senior management, including the President. Business may not be conducted with retrocessionaires that are not approved by the Security Committee.

     For additional information on our retrocessional arrangements and risk management policies, please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations--Net Premiums Written," "--Aviation Business" and "--Risk Retention" and Note 7 of the accompanying notes to our consolidated financial statements.

     We continue to evaluate RCRe's retrocessional requirements periodically in relation to many factors, including its surplus, gross line capacity and changing market conditions.

Claims Administration

     Claims are managed by our professional claims staff whose responsibilities include the review of initial loss reports, creation of claim files, determination of whether further investigation is required, establishment and adjustment of case reserves and payment of claims. In addition, our claims staff conducts comprehensive claims audits of both specific claims and overall claims procedures at the offices of selected ceding companies. In certain instances, as part of a comprehensive risk evaluation process, a claims audit may be performed prior to assuming reinsurance business or entering into an investment transaction.

Reserves for Unpaid Claims and Claims Expenses

     As a reinsurance company, RCRe is required to establish and maintain reserves to cover its estimated ultimate liability for unpaid claims and claims expenses with respect to reported and unreported claims incurred as of the end of each accounting period (net of estimated related salvage and subrogation claims and retrocession recoverables (if any) of RCRe). These reserves are estimates involving actuarial and statistical projections at a given time of what RCRe expects the ultimate settlement and administration of claims to cost based on facts and circumstances then known, predictions of future events, estimates of future trends in claims severity and other variable factors such as inflation and new concepts of liability. For certain types of claims, it may over time be necessary to revise estimated potential loss exposure and therefore RCRe's unpaid claims and claims expense reserves. The inherent uncertainties of estimating claims and claims expense reserves are exacerbated for reinsurers by the significant periods of time (the "tail") that often elapse between the occurrence of an insured claim, the reporting of the claim to the primary insurer and ultimately to the reinsurer, and the primary insurer's payment of that claim and subsequent indemnification by the reinsurer. As a consequence, actual claims and claims expenses paid may deviate, perhaps substantially, from estimates reflected in RCRe's reserves in its financial statements. The estimation of reserves by new reinsurers, such as RCRe, may be less reliable than the reserve estimations of a reinsurer with an established volume of business and loss history. To the extent reserves prove to be inadequate, RCRe may have to augment such reserves and incur a charge to earnings. Such a development could result in a material charge to earnings or stockholders' equity in future periods.

     When a claim is reported to an insurance company that cedes business to RCRe, its claims personnel establish a "case reserve" for the estimated amount of the ultimate payment. The estimate reflects the informed judgment of such personnel based on general insurance reserving practices and on the experience and knowledge of such personnel regarding the nature and value of the specific type of claim. RCRe, in turn, typically establishes a case reserve when it receives a notice of a claim from the ceding company. Such reserves are based on an independent evaluation by RCRe, taking into consideration coverage, liability, severity of injury or damage, jurisdiction, RCRe's assessment of the ceding company's ability to evaluate and handle the claim and the amount of reserves recommended by the ceding company. Case reserves are adjusted periodically by RCRe based on subsequent developments and audits of ceding companies.

     In accordance with industry practice, RCRe maintains incurred but not reported ("IBNR") reserves. These reserves are established to provide for future case reserves and loss payments on incurred claims which have not yet been reported to an insurer or reinsurer. In calculating its IBNR reserves, RCRe uses generally accepted actuarial reserving techniques that take into account quantitative loss experience data, together, where appropriate, with qualitative factors. IBNR reserves are based on loss experience of RCRe and the industry, and are grouped both by class of business and by accident year. IBNR reserves are also adjusted to take into account certain factors such as changes in the volume of business written, reinsurance contract terms and conditions, the mix of business, claims processing and inflation that can be expected to affect RCRe's liability for losses over time.

     The reconciliation of claims and claims expense reserves for the years ended December 31, 1999, 1998 and 1997 is as follows:


                                                                                           (In thousands)
                                                                                            Years Ended
                                                                                            December 31,
                                                                     -----------------------------------------------------------
                                                                          1999                  1998                1997
                                                                          ----                  ----                ----

At beginning of year:
Gross claims and claims expense reserves                                 $216,657             $70,768               $20,770
Reinsurance recoverables                                                   30,468               _____                   522
                                                                           ------                                   -------
     Net claims and claims expense reserves                               186,189              70,768                20,248
Net claims and claims expenses incurred relating to:
Current year                                                             $275,455             178,957                73,385
Prior year                                                                 30,386              (2,832)                   22
                                                                           ------             -------               -------
     Total                                                                305,841             176,125                73,407
Net paid claims and claims expenses incurred relating to:
Current year                                                               95,367              41,910                13,649
Prior year                                                                 88,034              18,794                 9,238
                                                                           ------              ------               -------
     Total                                                                183,401              60,704                22,887
At end of year:
Net claims and claims expense reserves current year                      308,629              186,189                70,768
Reinsurance recoverables                                                   55,925              30,468                 _____
                                                                           ------              ------
     Gross claims and claims expense reserves                            $364,554            $216,657               $70,768

                                                                         --------            --------               -------

     RCRe believes that its exposure, if any, to environmental impairment liability and asbestos-related claims is minimal since it did not write business prior to 1996.

     RCRe does not currently discount its reserves to reflect the present value of claims that may eventually be paid.

     Subject to the foregoing, we believe that the reserves for claims and claims expenses are adequate to cover the ultimate cost of claims and claims expenses incurred through December 31, 1999. The estimates will be continuously reviewed and as adjustments to these reserves become necessary, these adjustments will be reflected in current operations.

     Estimates of prior accident year claims were increased by approximately $30 million in 1999. A substantial portion of this amount resulted from (1) our review of additional claims information and our continuing underwriting and actuarial analysis of the business produced by a certain managing underwriting agency, (2) notification of additional satellite losses received in 1999 pertaining to 1998, (3) aviation losses, principally the 1998 Swiss Air crash, and (4) property losses reported on several international treaties that are in run-off.

     Estimates of prior accident year claims were reduced by approximately $2.8 million in 1998 primarily due to favorable claims development in the property and multi-line classes of business.

     The following table represents the development of generally accepted accounting principles ("GAAP") balance sheet reserves for 1996 through 1999. The top line of the table shows the reserves, net of reinsurance recoverables, at the balance sheet date for each of the indicated years. This represents the estimated amounts of net claims and claims expenses arising in all prior years that are unpaid at the balance sheet date, including IBNR. The table also shows the reestimated amount of the previously recorded reserve based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years. The "cumulative redundancy (deficiency)" represents the aggregate change in the estimates over all prior years. The table also shows the cumulative amounts paid as of successive years with respect to that reserve liability. The lower portion of the table represents the claim development of the gross balance sheet reserves for 1996 through 1999.

     With respect to the information in the table below, it should be noted that each amount includes the effects of all changes in amounts for prior periods. This table does not present accident or policy year development data. Conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future reserve development based on the following table. For additional information on RCRe's reserving and retrocessional activities, please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations--Risk Retention," "Business--Retrocessional Arrangements" and Notes 6 and 7 of the accompanying notes to our consolidated financial statements.



                          Development of GAAP Reserves
                       Cumulative Redundancy (Deficiency)
                                  (in millions)

                                                                                      Years Ended December 31,
                                                                     -----------------------------------------------------------
                                                                       1996            1997            1998             1999
                                                                     ----------     -----------    -------------     -----------

          Reserves for unpaid claims and claims adjustment
                   expenses, net of reinsurance recoverables             $20            $71           $186               $309

          Paid (cumulative) as of:
          One year later                                                   9             19             88
          Two years later                                                 10             33
          Three years later                                               12

          Reserve reestimated as of:
          One year later                                                  20             68            216
          Two years later                                                 19             65
          Three years later                                               18

          Cumulative redundancy (deficiency)                              $2             $6          ($30)
                                                                     ==========     ===========    =============
          Percentage                                                    10.0%           8.5%        (16.1)%


          Gross reserve for claims and claims expenses                   $20            $71         $216                $365
          Reinsurance recoverable                                          0              0          (30)               (56)
                                                                     ----------     -----------    ---------         ---------
          Net reserve for claims and claims expenses                     $20            $71         $186                $309
                                                                     ----------     -----------    ---------         ---------


          Gross reestimated reserve                                      $18            $65         $246
          Reestimated reinsurance recoverable                              0              0          (30)
                                                                      ----------    ------------    ---------
          Net reestimated reserve                                        $18            $65         $216


          Gross reestimated redundancy (deficiency)                       $2             $6         ($30)
                                                                     ----------     -----------    ---------

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

     Both facultative and treaty reinsurance can be written on both an excess of loss and a quota share basis. In quota share reinsurance, the reinsurer assumes from the reinsured a percentage specified in the treaty of each risk in the reinsured class of risk. Premiums that the reinsured pays to the reinsurer are proportional to the portion of the risk that the reinsurer assumes, and the reinsurer generally pays the reinsured a ceding commission to reimburse the reinsured for the expenses incurred in obtaining the business (e.g., commissions, premium taxes, assessments and miscellaneous administrative expenses). The ceding commission may also contain a profit component. In quota share reinsurance, the reinsurer may receive the benefit of common account reinsurance and, therefore, the reinsurer will have credit risk with respect to the underlying reinsurers providing such common account reinsurance. In excess of loss treaty reinsurance, the reinsurer indemnifies the reinsured for a portion of the losses on underlying policies which exceed a specified loss retention amount up to an amount per loss specified in the treaty. Premiums that the reinsured pays to the reinsurer for excess of loss coverage are not directly proportional to the premiums that the reinsured receives because the reinsurer does not assume a proportionate risk. The reinsurer generally does not pay any commission to the reinsured in connection with excess of loss reinsurance. Excess of loss treaty reinsurance can, in turn, be written on a per risk or catastrophe basis. Per risk excess of loss reinsurance protects the reinsured against a loss resulting from a single risk or location. Catastrophe excess of loss reinsurance protects a reinsured from an accumulation or large number of related losses resulting from a variety of risks which may occur in a given catastrophe and hence is a highly volatile business.

     Excess of loss reinsurance is often written in layers, with one reinsurer taking the risk from the primary insurer's retention layer up to a specified amount, at which point another reinsurer assumes the excess liability or the excess liability reverts back to the primary insurer. The reinsurer taking on the risk just above the primary insurer's retention layer is said to write "working" or "low layer" excess of loss reinsurance. A loss that reaches just beyond the primary insurer's retention layer will create a loss for the lower layer reinsurer, but not for the reinsurers on higher layers. Losses incurred in low layer reinsurance tend to be more predictable than those in high layers due to the greater availability of actuarial data.

     Since facultative reinsurance, unlike treaty reinsurance, usually involves the assumption of selected, individual risks and is sold in separate transactions, facultative reinsurance typically generates higher profit margins than treaty business. However, the reinsurer's losses may be higher for facultative business because the reinsurer may assume a higher potential liability and because the risks involved may be more volatile. In addition, underwriting expenses and, in particular, personnel costs, are higher on facultative business because each risk is individually underwritten and administered. Facultative reinsurance is normally purchased by insurance companies for individual risks not covered by their reinsurance treaties, for excess losses on risks covered by their reinsurance treaties, and for unusual risks. The demand for facultative reinsurance is typically inversely related to the supply of treaty reinsurance.

     Reinsurers may also purchase reinsurance, known as retrocessional reinsurance, to cover their own risk exposure. Reinsurance companies enter into retrocessional agreements for reasons similar to those that cause ceding companies to purchase reinsurance.

     The reinsurance market has two basic segments: reinsurers which primarily obtain their business directly from insurers and other reinsurers ("direct writers"), and those which, like RCRe, primarily obtain business through reinsurance intermediaries or brokers.

     Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations--General--Recent Industry Performance."

Competition

     The property and casualty reinsurance business is highly competitive. Competition is based on many factors, including the perceived overall financial strength of the reinsurer, premiums charged, contract terms and conditions, services offered, ratings assigned by independent rating agencies, speed of claims payment and reputation and experience. In pursuing our investment strategy, we have also competed with venture capitalists, buyout funds, merchant banking firms, investment banking firms and other banking and financing sources for investment opportunities in publicly traded and privately held equity securities. Competition is based on many factors, including the ability to identify trends and investment opportunities that could lead to superior returns, financial and personnel resources of the investor, the ability to negotiate investment terms effectively, and the ability of the investor to provide expertise and advice to companies targeted for investment.

     We compete in the United States and international reinsurance markets and, in the United States markets, we compete with both United States and internationally domiciled reinsurers. Our competitors include independent reinsurance companies, subsidiaries or affiliates of established worldwide insurance companies, reinsurance departments of certain primary insurance companies and domestic and international underwriting syndicates, many of which have substantially greater financial resources than we do. Competitors include direct writers and those that, like RCRe, write primarily through reinsurance intermediaries.

     Significant competitors of RCRe in the direct market include American Re-Insurance Company, Employers Reinsurance Corporation, General Reinsurance Corporation and Swiss Reinsurance Company. Significant competitors of RCRe in the intermediary/broker market include Everest Reinsurance Company, GE Capital Reinsurance Company, Gerling Global Reinsurance Corporation of America, NAC Reinsurance Company, Odyssey Reinsurance Corporation, PartnerRe Ltd., PMA Reinsurance Corporation, The St. Paul Companies, Inc., Transatlantic Reinsurance Company, Trenwick America Reinsurance Corporation, Underwriters Reinsurance Company and Zurich Re North America. In addition, we compete with Lloyd's syndicates and certain companies operating in the London reinsurance market.

     We also face competition from other market participants that determine to devote greater amounts of capital to the types of business written by us. We may also compete with new market entrants, including possibly other companies organized by (or that may, in the future, be organized by) certain of our initial investors, including MMRCH and Trident, their affiliates or entities that they advise or in which such initial investors, their affiliates or entities in which they advise, have (or may, in the future, have) significant investments. In addition, affiliates of MMCI engage in activities in support of their ongoing business strategies, which activities may compete with our activities.

     We believe that the reinsurance industry is consolidating, and the largest reinsurers are writing a larger proportion of total industry premiums as ceding companies place increasing importance on size and financial strength in the selection of reinsurers. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations--General--Recent Industry Performance."

     We have been unable to make acquisitions because of (1) our depressed stock price, (2) our inability to use RCRe's cash due to RCRe's statutory surplus, rating and operating requirements and (3) our inability to incur debt due to the amount and volatility of our earnings. This has put us, like many other small reinsurance companies, at a severe competitive disadvantage in the rapidly consolidating reinsurance industry. We have also been facing increasing competition, which has been adversely affecting our results of operations and financial condition. These are some of the factors that led us to the proposed sale of our reinsurance operations to Folksamerica. We refer you to the section of our special meeting proxy statement entitled "Reasons for the Asset Sale and the Name Change; Our Board of Directors Recommends the Asset Sale," which is incorporated by reference.

     Insurance ratings are used by insurers and reinsurance intermediaries as an important means of assessing the financial strength and quality of reinsurers. In addition, a ceding company's own rating may be adversely affected by the lack of a rating of its reinsurer. A.M. Best is generally considered to be a significant rating agency with respect to the evaluation of insurance and reinsurance companies. A.M. Best's ratings reflect their independent opinion of the financial strength, operating performance and market profile of an insurer relative to standards established by A.M. Best, and are not a warranty of an insurer's current or future ability to meet its obligations to policyholders. In May 1999, A.M. Best Company revised its rating of RCRe from A (Excellent) to A- (Excellent). While several factors were identified, the rating action principally reflected the poor underwriting results reported by RCRe in late 1998 and the first quarter of 1999 on its satellite book of business and the business produced by a certain managing underwriting agency. Following the announcement of the proposed sale of our reinsurance operations to Folksamerica Reinsurance Company, A.M. Best announced on January 18, 2000 that it was placing our rating under review. The ratings actions taken by A.M. Best have decreased RCRe's ability to compete in the reinsurance markets in which it operates. See "Business--Recent Developments," "Management's Discussion and Analysis of Financial Condition and Results of Operations--General--Folksamerica Transaction" and Note 14 of the accompanying notes to our consolidated financial statements.

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

     State Regulation

     RCRe, in common with other insurers, is subject to extensive governmental regulation and supervision in the various states and jurisdictions in which it transacts business. The laws and regulations of the State of Nebraska, the domicile of RCRe, have the most significant impact on its operations. This regulation and supervision is designed to protect policyholders rather than investors and relates to, among other things, the standards of solvency which must be met and maintained, the nature of and limitations on investments, restrictions on the size of risk which may be insured under a single policy, and reserves and provisions for unearned premiums, losses and other purposes.

     Some states are considering legislative proposals which would authorize the establishment of an interstate compact concerning various aspects of insurer insolvency proceedings, including interstate governance of receiverships and guaranty funds. As of March 2000, such legislation had been adopted by three states, including Illinois, Michigan and Nebraska.

     Insurance departments also conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports relating to the financial condition of companies and other matters. The Nebraska Insurance Department completed an examination of RCRe's records, accounts and business affairs for the period October 1995 through December 31, 1997 and issued its final report for the examination on March 15, 1999, which report included no material findings. Prior to this examination, RCRe had not been examined by the Nebraska Insurance Department other than in connection with the receipt of its insurance license in November 1995.

     Credit for Reinsurance

     A primary insurer ordinarily will enter into a reinsurance agreement only if it can obtain credit for the reinsurance ceded on its statutory financial statements. In general, credit for reinsurance is allowed in the following circumstances: (1) if the reinsurer is licensed in the state in which the primary insurer is domiciled or, in some instances, in certain states in which the primary insurer is licensed; (2) if the reinsurer is an "accredited" or otherwise approved reinsurer in the state in which the primary insurer is domiciled or, in some instances, in certain states in which the primary insurer is licensed; (3) in some instances, if the reinsurer (a) is domiciled in a state that is deemed to have substantially similar credit for reinsurance standards as the state in which the primary insurer is domiciled and (b) meets certain financial requirements; or (4) if none of the above apply, to the extent that the reinsurance obligations of the reinsurer are collateralized appropriately, typically through the posting of a letter of credit for the benefit of the primary insurer or the deposit of assets into a trust fund established for the benefit of the primary insurer. Therefore, as a result of the requirements relating to the provision of credit for reinsurance, RCRe is indirectly subject to certain regulatory requirements imposed by jurisdictions in which ceding companies are licensed.

     As of March 27, 2000, RCRe is licensed or is an accredited or otherwise approved reinsurer in 44 states as follows: Alabama, Alaska, Arkansas, Connecticut, Delaware, District of Columbia, Florida, Georgia, Hawaii, Idaho, Illinois, Indiana, Iowa, Kentucky, Louisiana, Maryland, Michigan, Minnesota, Mississippi, Missouri, Montana, Nebraska (state of domicile), Nevada, New Hampshire, New Jersey, New Mexico, New York, North Carolina, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Utah, Vermont, Virginia, West Virginia, Wisconsin and Wyoming. RCRe also holds a Certificate of Authority from the United States Treasury Department for surety business. In addition, RCRe is an authorized reinsurer in the Argentine Republic and Colombia, South America.

     Investment Limitations

     The Nebraska insurance laws contain rules governing the types and amounts of investments that are permissible for Nebraska-domiciled insurers, including RCRe. These rules are designed to ensure the safety and liquidity of an insurer's investment portfolio. Investments in excess of statutory guidelines do not constitute "admitted assets" (i.e., assets permitted by the Nebraska insurance laws to be included in a domestic insurer's statutory financial statements), unless special approval is obtained from the Nebraska Director of Insurance (the "Nebraska Director"). Non-admitted assets do not count for the purposes of various financial ratios and tests, including those governing solvency and the ability to write premiums. An insurer may hold an investment authorized under more than one provision of the Nebraska insurance laws under the provision of its choice (except as otherwise expressly provided by law).

     Subject to the "basket" clause described below, the maximum amount of an insurer's authorized investments in preferred stock and common stock of insurance companies for calculation of admitted assets in Nebraska is the lesser of (1) the amount by which admitted assets exceed required capital and liabilities or (2) 50% of policyholders surplus. Based on RCRe's statutory or policyholders surplus of $230.1 million following our recent repurchase of stock from XL Capital described above under "Business--Recent Developments," such amounts for RCRe were $225.1 million and $115.0 million, respectively. Stock of insurance companies is valued for these purposes at cost. Unrealized appreciation of such securities does not count for the purpose of determining the percentage of certain admitted assets attributable to insurance stock investments.

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

     Other concentration restrictions preclude investment of more than 3%, 2%, 1% or 1/2% of an insurer's admitted assets in any one person whose senior debt obligations have received a designation of 3, 4, 5 or 6, respectively, from the SVO. In addition, an insurer's investments in debt obligations having a 4, 5 or 6 designation from the SVO may not exceed 4%, 2% or 1%, respectively, of RCRe's admitted assets. Aggregate investments in obligations having any combination of 3, 4, 5 and 6 designations from the SVO may not exceed, in the aggregate, 15% of the insurer's admitted assets.

     An insurer's investments in equity interests of business entities (e.g., corporations, partnerships, limited liability companies and partnerships, trusts, joint ventures, etc., including insurance companies) that are created or existing under the laws of the United States or Canada (or any state or province thereof) are also authorized under the Nebraska insurance laws, provided that, in the case of an investment in a business entity other than an insurance company, (1) the insurer may not generally invest in more than 10% of the total equity interests of such entity and (2) the investment will be subject to the concentration restrictions described above. In the case of an investment in a business entity that is a corporation, such entity must also meet certain requirements regarding retained earnings and dividend payment history.

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

     Notwithstanding the foregoing or any other limitations under the Nebraska insurance laws, there is a "basket" clause under which investments "not otherwise authorized" are permitted up to a maximum of the greater of (1) the lesser of (a) 25% of the amount by which admitted assets exceed total liabilities, excluding capital, or (b) 5% of admitted assets (investments authorized under this subsection of the "basket" clause may not include obligations with SVO designations of 3, 4, 5 or 6), or (2) that portion of policyholders surplus which is in excess of 50% of the insurer's annual net written premiums. Derivative instruments otherwise authorized under the Nebraska insurance laws may not be authorized under the "basket" clause. Based on RCRe's statutory surplus of $230.1 million following our recent repurchase of stock from XL Capital described above under "Business--Recent Developments," the "basket" clause would have allowed RCRe to make investments not otherwise authorized under the Nebraska insurance laws up to a maximum amount of $76.6 million.

     The Nebraska insurance laws provide that the Nebraska Director may waive any of the legal investment limitations upon application by an insurer. The Nebraska Director is required to consider the following factors in determining whether to approve or disapprove any such application: (1) the credit risk quality of the proposed investment; (2) the liquidity of the proposed investment and of the insurer's entire investment portfolio; (3) the extent of the diversification of the insurer's investment portfolio; (4) the yield of the proposed investment; (5) the reasonableness of the insurer's policyholders surplus in relation to the insurer's outstanding liabilities and financial needs; and (6) any other relevant considerations. From time to time, it may be necessary for the Company to seek waivers from the Nebraska Director of the legal investment limitations imposed by the Nebraska insurance laws; no assurances can be given that such waivers can be obtained.

     States in which RCRe is or may become licensed or authorized may also seek to impose their legal investment laws on RCRe. Such laws vary from state to state and may not permit investments that are permitted under Nebraska law. To the extent that any state disallows an investment that is permitted under Nebraska law, RCRe's statutory surplus reflected in its statutory financial statements filed in such state would be reduced by the amount of such disallowance.

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

     The Nebraska insurance laws and the insurance laws of other states generally regard an issuer as an "affiliate" of one of its investors if it is controlled by, or is under common control with, the investor. Generally, "control" means the possession of the power to direct or cause the direction of the management and policies of the issuer, whether through the ownership of voting securities, by contract or otherwise. Control is generally presumed to exist if the investor, directly or indirectly, owns or controls 10% or more of the voting securities of the issuer. The Nebraska insurance laws and the insurance laws of other states generally allow investors to rebut this presumption by filing a "disclaimer" that sets forth the bases for disclaiming affiliation. In certain states, such as Nebraska, a disclaimer is deemed effective once filed unless it is specifically disallowed by the respective insurance department (after the parties in interest have been provided notice and an opportunity to be heard). In other states, a disclaimer must be specifically approved by the relevant insurance department. In cases where RCRe may be presumed to "control," and therefore deemed an affiliate of, an insurer under applicable holding company statutes, RCRe intends to continue to file disclaimers with respect to such insurer unless prevented by the surrounding circumstances.

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

     Liquidation of Insurers

     The liquidation of insurance companies, including reinsurers, is generally conducted pursuant to state insurance law. In the event of the liquidation of RCRe, such liquidation would be conducted by the Nebraska Director as the domestic receiver of the properties, assets and business of RCRe. Liquidators located in other states (known as ancillary liquidators) in which RCRe conducts business may have jurisdiction over assets or properties located in such states under certain circumstances. Under Nebraska law, all creditors of RCRe, including but not limited to reinsureds under its reinsurance agreements, would be entitled to payment of their allowed claims in full from the assets of RCRe before we, as a stockholder of RCRe, would be entitled to receive any distribution therefrom.

     Regulation of Dividends and Other Payments from Insurance Subsidiaries

     As an insurance holding company, we are largely dependent on dividends and other permitted payments from RCRe to meet our obligations. The ability of RCRe to pay dividends or make other distributions is subject to insurance regulatory limitations of Nebraska, the state in which RCRe is domiciled. The Nebraska insurance laws provide that dividends or other distributions, together with other dividends or distributions paid during the preceding 12 months, may not exceed the greater of (i) 10% of statutory surplus as of the preceding December 31 or (ii) statutory net income from operations for the preceding calendar year not including realized capital gains. Net income (exclusive of realized capital gains) not previously distributed or paid as dividends from the preceding two calendar years may be carried forward for dividend and distribution purposes. Any proposed dividend or distribution in excess of such amount is called an "extraordinary" dividend or distribution and may not be paid until either it has been approved, or a 30-day waiting period has passed during which it has not been disapproved, by the Nebraska Director. Notwithstanding the foregoing, the Nebraska insurance laws provide that any distribution that is a dividend may be paid by RCRe only out of earned surplus arising from its business, which is defined as unassigned funds (surplus) as reported in the statutory financial statement filed by RCRe with the Nebraska Insurance Department for the most recent year, including any surplus arising from unrealized capital gains or revaluations of assets. Any distribution that is a dividend and that is in excess of RCRe's unassigned funds, exclusive of any surplus arising from unrealized capital gains or revaluation of assets, will be deemed an "extraordinary" dividend subject to the foregoing requirements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and Notes 10 and 14 of the accompanying Notes to our consolidated financial statements.

     The Nebraska insurance laws also require that the statutory surplus of RCRe following any dividend or distribution be reasonable in relation to its outstanding liabilities and adequate to its financial needs. The Nebraska Director is required to apply certain factors in determining the adequacy of an insurer's surplus, including, among other things, the size of the insurer, the extent to which the insurer's business is diversified, the number and size of risks insured by each line of business, the extent of geographical dispersion of insured risks and the reinsurance program, and characteristics of the investment portfolio. In addition, the Nebraska insurance laws require that each insurer give notice to the Nebraska Director of all dividends and other distributions within five business days following declaration thereof and that any such dividend or other distribution may not be paid within 10 business days of the notice unless for good cause shown the Nebraska Director has approved such payment within the such notice period.

     Insurance Regulatory Information System Ratios

     The NAIC's Insurance Regulatory Information System ("IRIS") was developed by a committee of state insurance regulators and is intended primarily to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies 11 industry ratios and specifies "usual values" for each ratio. Departure from the usual values of the ratios can lead to inquiries from individual state insurance commissioners as to certain aspects of an insurer's business. For the year ended December 31, 1999, RCRe's results were within the usual values for eight of the 11 ratios. The "investment yield" ratio was outside the usual value primarily due to our investment strategy of investing a significant portion of our investment portfolio in equity securities, which generally yield less current investment income than fixed maturity investments. The "two year operating ratio" was outside the usual value due to the combined impact of RCRe's "investment yield" ratio (described above) and the 1999 and 1998 statutory combined ratios of 129.2% and 116.4%, respectively, which reflect poor underwriting performance. RCRe's two year statutory combined ratio was adversely affected by underwriting results from RCRe's aviation and space lines of business and casualty and multi-line reinsurance provided by RCRe on insurance business produced by a certain managing underwriting agency. We have discontinued our aviation and space lines of business. We have also discontinued our underwriting relationship with the managing underwriting agency and the business and operations of the managing underwriting agency are in run-off. For a related discussion, please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations," --Operating Costs and Expenses," "--Managing Underwriting Agency," "--Space and Aviation Business," "--Space Business" and "--Aviation Business." The "change in surplus" ratio was outside the usual range due to RCRe's operating results and the reduction in RCRe's unrealized appreciation on invested assets.

     Accreditation

     The NAIC has instituted its Financial Regulatory Accreditation Standards Program ("FRASP") in response to federal initiatives to regulate the business of insurance. FRASP provides a set of standards designed to establish effective state regulation of the financial condition of insurance companies. Under FRASP, a state must adopt certain laws and regulations, institute required regulatory practices and procedures, and have adequate personnel to enforce such items in order to become an "accredited" state. If a state is not accredited, accredited states are not able to accept certain financial examination reports of insurers prepared solely by the regulatory agency in such unaccredited state. The State of Nebraska is accredited under FRASP; however, there can be no assurance that it or any other state will remain accredited.

     Risk-Based Capital Requirements

     In order to enhance the regulation of insurer solvency, the NAIC adopted in December 1993 a formula and model law to implement risk-based capital requirements for property and casualty insurance companies. Effective January 1, 1994, Nebraska adopted risk-based capital legislation for property and casualty companies which is similar to the NAIC risk-based capital requirements. These risk-based capital requirements are designed to assess capital adequacy and to raise the level of protection that statutory surplus provides for policyholder obligations. The risk-based capital model for property and casualty insurance companies measures three major areas of risk facing property and casualty insurers: (1) underwriting, which encompasses the risk of adverse loss developments and inadequate pricing; (2) declines in asset values arising from credit risk; and (3) declines in asset values arising from investment risks. Insurers having less statutory surplus than required by the risk-based capital calculation will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy. Equity investments in common stock typically are valued at 85% of their market value under the risk-based capital guidelines. For equity investments in an insurance company affiliate, the risk-based capital requirement for the equity securities of such affiliate would generally be RCRe's proportionate share of the affiliate's risk-based capital requirement. For a discussion of "affiliate" status under the insurance laws, see "Business--Insurance Regulation--Holding Company Acts."

     RCRe's surplus (as calculated for statutory annual statement purposes) is well above the risk-based capital thresholds that would require either company or regulatory action.

     Regulation of Certain Reinsurance Intermediaries

     Certain states, including Nebraska, have adopted legislation or regulation that, in effect, places additional requirements upon insurance and reinsurance intermediaries and brokers when, on behalf of an insured, they place business with an insurance or reinsurance company that is affiliated with such intermediary or broker. While we believe that there is no such affiliation between RCRe and reinsurance intermediaries that may be affiliated with Marsh & McLennan Companies, Inc., no assurances can be given that other persons (including such intermediaries) may not take a contrary position. While we believe that compliance with such regulations would not be burdensome upon an intermediary or broker, no assurances can be given as to whether a broker or intermediary would decide to place or continue to place business with RCRe if such regulations were viewed to be applicable.

     Federal Regulation

     Although state regulation is the dominant form of regulation for insurance and reinsurance business, the federal government has shown increasing concern over the adequacy of state regulation. It is not possible to predict the future impact of any potential federal regulations or other possible laws or regulations on RCRe's capital and operations, and such laws or regulations could materially adversely affect its business.

     Legislative and Regulatory Proposals

     From time to time various regulatory and legislative changes have been proposed in the insurance and reinsurance industry, some of which could have an effect on reinsurers. Among the proposals that have in the past been or are at present being considered are the possible introduction of federal regulation in addition to, or in lieu of, the current system of state regulation of insurers. In addition, there are a variety of proposals being considered by various state legislatures (some of which proposals have been enacted). We are unable to predict whether any of these laws and regulations will be adopted, the form in which any such laws and regulations would be adopted, or the effect, if any, these developments would have on our operations and financial condition.

Senior Management

     The Company's senior management team consists of:

     Name               Age   Position
     ----               ---   --------

   Mark D. Mosca        46    President, Chief Executive Officer and Director
   Robert Clements      67    Chairman and Director
   Peter A. Appel       38    Executive Vice President, Chief Operating Officer,
                              General Counsel and Secretary
   Paul J. Malvasio     53    Managing Director, Chief Financial Officer and
                              Treasurer

-------------

     Mark D. Mosca was elected as President and a Director of the company in June 1995 and as Chief Executive Officer of the company in March 1998, and President, Chief Executive Officer and Director of RCRe in August 1995, and has served as acting Chief Underwriting Officer of RCRe since March 1999. Prior to June 1995, he was Senior Vice President and Chief Underwriting Officer of Zurich Reinsurance Centre Holdings, Inc. since the completion of its initial public offering in May 1993. Prior thereto, Mr. Mosca served as a Vice President of NAC Re Corporation ("NAC Re"), where he was manager of the Treaty Division since February 1986. From 1975 to 1986, Mr. Mosca was employed by General Reinsurance Corporation where he was a Vice President. Mr. Mosca holds an A.B. degree from Harvard University.

     Robert Clements was elected as Chairman and Director of the company at the time of our formation in March 1995 and Chairman and Director of RCRe in September 1995. He is currently an advisor to MMCI with whom he served as Chairman and Chief Executive Officer from January 1994 to March 1996. Prior thereto, he served as President of Marsh & McLennan Companies, Inc. since 1992, having been Vice Chairman during 1991. He was Chairman of J&H Marsh & McLennan, Incorporated (formerly Marsh & McLennan, Incorporated), a subsidiary of Marsh & McLennan Companies, Inc., from 1988 until March 1992. He joined Marsh & McLennan, Ltd., a Canadian subsidiary of Marsh & McLennan Companies, Inc., in 1959. Mr. Clements is a director of Marsh & McLennan Companies, Inc., XL Capital, Annuity and Life Re (Holdings), Ltd., Stockton Reinsurance Limited and Hiscox plc. He is Chairman of the Board of Trustees of The College of Insurance and a member of Rand Corp. President's Council.

     Peter A. Appel has been Executive Vice President, Chief Operating Officer and a Director of both the company and RCRe since November 1999, and General Counsel and Secretary of the company and RCRe since November 1995. Mr. Appel previously served as a Managing Director of the company and RCRe from November 1995 to November 1999. From September 1987 to November 1995, Mr. Appel practiced law with the New York firm of Willkie Farr & Gallagher, where he was a partner from January 1995. He holds an A.B. degree from Colgate University and a law degree from Harvard University.

     Paul J. Malvasio has been a Managing Director, Chief Financial Officer and Treasurer of both the company and RCRe since September 1995 and a Director of RCRe since November 1995. Prior to that time, he was Senior Vice President and Chief Financial Officer of NAC Re since January 1986. From 1967 to 1986, Mr. Malvasio was employed by the public accounting firm of Coopers & Lybrand, where he was an audit partner from October 1979. Mr. Malvasio is a certified public accountant and holds a B.B.A. degree in Accounting from St. Francis College.

Employees

     At March 27, 2000, we employed a total of 29 full-time employees. Our employees are not represented by a labor union and we believe that our employee relations are good.

                      GLOSSARY OF SELECTED INSURANCE TERMS



Admitted assets.............................Assets permitted by state law to be included as "assets" in an insurance
                                            company's annual statement.

Annual Statement ........................... A report that an insurance company must file annually with the state
                                             insurance commissioner in its
                                             domiciliary state and each other
                                             state in which it does business.
                                             The statement shows the current
                                             status of reserves, expenses,
                                             assets, total liabilities and
                                             investment portfolio.

Assume ..................................... To take from an insurer or reinsurer (a ceding company) all or
                                             part of a risk underwritten by such
                                             person, along with the related
                                             premiums, losses and expenses.

Attachment point ............................The amount of loss (per occurrence or in the aggregate, as the case
                                             may be) above which excess of loss
                                             coverage becomes operative.

Broker market reinsurer                      A reinsurer that markets and sells
                                             reinsurance through brokers rather
                                             than through its own employees.

Case reserves ...............................Loss reserves established with respect to individual reported
                                             claims.

Casualty insurance ..........................Insurance which is primarily concerned with the losses caused by
                                             injuries to third persons (in other
                                             words, persons other than the
                                             policyholder) and the legal
                                             liability imposed on the insured
                                             resulting therefrom.

Catastrophe reinsurance .....................A form of excess of loss reinsurance that, subject to a
                                             specified limit, indemnifies the
                                             ceding company for the amount of
                                             loss in excess of a specified
                                             retention with respect to an
                                             accumulation of losses resulting
                                             from a catastrophic event. The
                                             actual reinsurance document is
                                             called a "catastrophe cover."

Cede; Cedent; Ceding company ................When a party reinsures all or part of its risks with another, it
                                             "cedes" business and is referred to
                                             as the "cedent" or "ceding
                                             company."

Common account reinsurance ..................Arrangements whereby the ceding company enters the reinsurance
                                             market and purchases a cover for
                                             the benefit of the ceding company
                                             and the reinsurers on the
                                             reinsurance treaty. A pro rata
                                             portion of the costs of this
                                             protection is deducted from the
                                             ceded premium.

Credit enhancement ..........................Use of financial guaranty to upgrade the quality of a security
                                             through the use of an insurance
                                             policy or letter of credit or other
                                             means.

Direct underwriter; Direct writer ...........An insurer or reinsurer that markets and sells insurance
                                             directly to its insureds or
                                             reinsureds without the assistance
                                             of brokers.

Excess of loss reinsurance ..................A generic term describing reinsurance that indemnifies the
                                             reinsured against all or a
                                             specified portion of losses on
                                             underlying insurance policies in
                                             excess of a specified amount, which
                                             is called a "level" or "retention."
                                             Also known as non-proportional
                                             reinsurance. Excess of loss
                                             reinsurance is written in layers. A
                                             reinsurer or group of reinsurers
                                             accepts a band of coverage up to a
                                             specified amount. The total
                                             coverage purchased by the cedent is
                                             referred to as a "program" and will
                                             typically be placed with
                                             predetermined reinsurers in
                                             prenegotiated layers. Any liability
                                             exceeding the outer limit of the
                                             program reverts to the ceding
                                             company, which also bears the
                                             credit risk of a reinsurer's
                                             insolvency.

Facultative reinsurance .....................The reinsurance of all or a portion of the insurance provided by a
                                             single policy. Each policy
                                             reinsured is separately negotiated.

Finite risk reinsurance .....................Similar to traditional reinsurance with the exception that there is a
                                             finite risk to the reinsurer with
                                             respect to minimum and maximum
                                             exposure in relation to the premium
                                             to be received.

Gross premiums written ......................Total premiums for insurance and reinsurance assumed during a given
                                             period.

Incurred but not reported ("IBNR") ..........Reserves for estimated losses that have been incurred by insureds and
                                             reinsureds but not yet reported to
                                             the insurer or reinsurer, including
                                             unknown future developments on
                                             losses which are known to the
                                             insurer or reinsurer.

In-force premiums ...........................The total of estimated annualized premiums of all policies in force
                                             as of a certain date which would be
                                             anticipated to generate net
                                             premiums written during the annual
                                             period being considered.

Intermediary/broker .........................One who negotiates contracts of insurance between an insured and a
                                             primary insurer on behalf of the
                                             insured and/or contracts of
                                             reinsurance between a primary
                                             insurer or other reinsured and a
                                             reinsurer on behalf of the primary
                                             insurer or reinsured, in each case
                                             receiving a commission for
                                             placement and other services
                                             rendered.

Lloyd's syndicate ...........................Underwriting members of Lloyd's
                                             (which can be individual "names"
                                             and/or dedicated corporate members)
                                             that group together annually to
                                             form a syndicate to underwrite
                                             insurance coverage. Each syndicate
                                             is managed by a Lloyd's-approved
                                             managing agent, which appoints one
                                             or more active or named
                                             underwriters who have the authority
                                             to bind the syndicate to contracts
                                             of insurance, pay claims and effect
                                             recoveries.

Net premiums written ........................Gross premiums written for a given period less premiums ceded to
                                             retrocessionaires during such
                                             period.

Primary insurer .............................An insurance company that contracts with the insured to provide
                                             insurance coverage. Such insurer
                                             may then cede a portion of its
                                             business to reinsurers.

Probable maximum loss .......................Under RCRe's current guidelines, probable maximum loss is the
                                             anticipated maximum exposure to an
                                             event of a magnitude such that it
                                             would be expected to occur once in
                                             100 years.

Quota share or proportional
reinsurance .................................A generic term describing all forms of reinsurance in which the
                                             reinsurer shares a proportional
                                             part of the original premiums and
                                             losses of the reinsured. (Also
                                             known as pro rata reinsurance or
                                             participating reinsurance.) In
                                             proportional reinsurance, the
                                             reinsurer generally pays the ceding
                                             company a ceding commission. The
                                             ceding commission generally is
                                             based on the ceding company's cost
                                             of acquiring the business being
                                             reinsured (including commissions,
                                             premium taxes, assessments and
                                             miscellaneous administrative
                                             expenses) and also may include a
                                             profit factor. Generally, the
                                             reinsurer gets the benefit of
                                             common account reinsurance.

RAA .........................................Reinsurance Association of America,
                                             a trade association of medium and
                                             large property and casualty
                                             reinsurers doing business in the
                                             United States. The RAA provides
                                             statistical data concerning the
                                             markets, which voluntarily provide
                                             such information to the RAA.

Reinsurance .................................An arrangement in which an insurance company, the reinsurer,
                                             agrees to indemnify another
                                             insurance or reinsurance company,
                                             the ceding company, against all or
                                             a portion of the insurance or
                                             reinsurance risks
                                             underwritten by the ceding company
                                             under one or more policies.
                                             Reinsurance can provide a ceding
                                             company with several benefits,
                                             including a reduction in net
                                             liability on individual risks and
                                             catastrophe protection from large
                                             or multiple losses. Reinsurance
                                             also provides a ceding company with
                                             additional underwriting capacity by
                                             permitting it to accept larger
                                             risks and write more business than
                                             would be possible without a
                                             concomitant increase in capital and
                                             surplus, and facilitates the
                                             maintenance of acceptable financial
                                             ratios by the ceding company.
                                             Reinsurance does not legally
                                             discharge the ceding company from
                                             its liability with respect to its
                                             obligations to the insured.

Reserves ....................................Liabilities established by insurers and reinsurers to reflect the
                                             estimated costs of claims payments
                                             and the related expenses that the
                                             insurer or reinsurer will
                                             ultimately be required to pay in
                                             respect of insurance or reinsurance
                                             it has written. Reserves are
                                             established for losses and for
                                             unpaid claims and claims expenses
                                             and for unearned premiums. Loss
                                             reserves consist of case reserves
                                             and IBNR reserves. For reinsurers,
                                             unpaid claims and claims expense
                                             reserves are generally not
                                             significant because substantially
                                             all of the unpaid claims and claims
                                             expenses associated with particular
                                             claims are incurred by the primary
                                             insurer and reported to reinsurers
                                             as losses. Unearned premium
                                             reserves constitute the portion of
                                             premiums paid in advance for
                                             insurance or reinsurance that has
                                             not yet been provided.

Retention ...................................The amount or portion of risk that an insurer retains for its own
                                             account. Losses in excess of the
                                             retention level are paid by the
                                             reinsurer. In proportional
                                             treaties, the retention may be a
                                             percentage of the original policy's
                                             limit. In excess of loss business,
                                             the retention is a dollar amount of
                                             loss, a loss ratio or a percentage.

Retrocession ................................A transaction whereby a reinsurer cedes to another reinsurer (the
                                             "retrocessionaire") all or part of
                                             the reinsurance that the first
                                             reinsurer has assumed.
                                             Retrocessions do not legally
                                             discharge the ceding reinsurer from
                                             its liability with respect to its
                                             obligations to the reinsured.
                                             Reinsurance companies cede risks to
                                             retrocessionaires for reasons
                                             similar to those that cause primary
                                             insurers to purchase reinsurance:
                                             to reduce net liability on
                                             individual risks, to protect
                                             against catastrophic losses, to
                                             stabilize financial ratios and to
                                             obtain additional underwriting
                                             capacity.

Statutory accounting principles
   ("SAP") ..................................The rules and procedures prescribed or permitted by United States state
                                             insurance regulatory authorities
                                             including the NAIC, which govern
                                             the preparation of financial
                                             statements. Such rules and
                                             procedures generally reflect a
                                             liquidating, rather than going
                                             concern, concept of accounting.

Statutory composite ratio ...................Provides an overall indication of underwriting profitability. The
                                             ratio is the sum of: the ratio of
                                             commissions and other underwriting
                                             expenses to premiums written, and
                                             the ratio of claims and claims
                                             expenses to premiums earned. A
                                             statutory composite ratio under
                                             100% indicates underwriting
                                             profitability, while a composite
                                             ratio exceeding 100% indicates an
                                             underwriting loss.

Statutory surplus ...........................The excess of admitted assets over total liabilities (including loss
                                             reserves), determined in accordance
                                             with SAP.

Tail.........................................The period of time that elapses between the writing of the
                                             applicable insurance policy or the
                                             loss event (or the insurer's
                                             knowledge of the loss event) and
                                             the payment in respect thereof.

Treaties ....................................The reinsurance of a specified type or category of risks defined in a
                                             reinsurance agreement (a "treaty")
                                             between an insurer and a reinsurer
                                             or between a reinsurer and a
                                             retrocessionaire. In treaty
                                             reinsurance, the cedent is
                                             typically obligated to offer, and
                                             the reinsurer or retrocessionaire
                                             is obligated to accept, a specified
                                             portion of a type or category of
                                             risks insured by the ceding company
                                             as set forth in the governing
                                             contract. Treaty reinsurance may
                                             provide for proportional or
                                             non-proportional reinsurance.

Underwriting ................................The insurer's or reinsurer's process of reviewing applications
                                             submitted for insurance coverage,
                                             deciding whether to accept all or
                                             part of the coverage requested and
                                             determining the applicable
                                             premiums.

Underwriting capacity .......................The maximum amount that an insurance company can underwrite.
                                             The limit is generally determined
                                             by the company's policyholders or
                                             statutory surplus, which depends,
                                             among other things, on the
                                             insurer's admitted assets.
                                             Reinsurance serves to increase a
                                             company's capacity by reducing its
                                             exposure from particular risks.

ITEM 2.  PROPERTIES

     In March 1996, we entered into a sublease agreement expiring in October 2002 for approximately 40,000 square feet of office space in Greenwich, Connecticut, where our offices are located. Future minimum rental charges for the remaining term of the sublease, exclusive of escalation clauses and maintenance costs and net of rental income, will be approximately $1,994,000. Our rental expense, net of sublease income, during 1999, 1998 and 1997 was approximately $576,000, 576,000 and $643,000, respectively.

     Commencing in 1996, we subleased approximately 13,000 square feet of the office space to MMCI for a term expiring in October 2002. Future minimum rental income under the remaining term of the sublease, exclusive of escalation clauses and maintenance costs, will be approximately $1,218,000. Rental income for 1999, 1998 and 1997 was $430,000 for each year. MMCI also reimbursed the company approximately $60,000 $100,000 and $574,000 in 1999, 1998 and 1997,
respectively, for MMCI's pro rata share of improvement and maintenance costs under the sublease. In addition, commencing in 1997, we subleased approximately 6,000 square feet of the office space to another tenant for a term expiring in October 2002. Rental income for 1999, 1998 and 1997 was $225,000, $225,000 and
$117,000, of which $89,000, $89,000 and $44,000, respectively, was paid to MMCI as its pro rata share of such income. Effective March 31, 2000, the sublease with this tenant will be terminated, and MMCI will assume the 6,000 square feet of space and will be responsible for the costs associated with the space.

ITEM 3.  LEGAL PROCEEDINGS

     The company is subject to litigation and arbitration in the ordinary course of its business.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of security holders during the fourth quarter of 1999.



                                     PART II



ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

     Shares of our common stock are traded on the Nasdaq National Market under the symbol "RCHI." For the periods presented below, the high and low sales prices and closing prices for our common stock as reported on the Nasdaq National Market were as follows:



                                                                      Three Months Ended
                                         -----------------------------------------------------------------------------
                                            December 31,       September 30,         June 30,           March 31,
                                                1999               1999                1999               1999
                                                ----               -----               ----               ----

High................................           $15.69              $16.00             $17.38              $22.63
Low.................................            11.00               13.00              13.50               12.00
Close...............................            12.63               15.63              13.50               15.13


                                                                      Three Months Ended
                                         -----------------------------------------------------------------------------
                                            December 31,       September 30,         June 30,           March 31,
                                                1998               1998                1998               1998
                                                ----               ----                ----               ----
High................................           $23.75              $25.50             $25.50              $24.00
Low.................................            18.81               19.00              22.75               19.75
Close...............................            21.75               22.00              24.94               24.00

     On March 27, 2000, the high and low sales prices and the closing price for our common stock as reported on the Nasdaq National Market were $16.13, $15.19 and $15.50, respectively.

Holders

     As of March 27, 2000, there were approximately 47 holders of record of our common stock and approximately 1,600 beneficial holders of our common stock.

Dividends

     We have not declared any dividends since our formation in 1995. Any determination to pay dividends in the future will be at the discretion of our board of directors and will be dependent upon our results of operations, financial condition, capital requirements, contractual restrictions and other factors deemed relevant by our board of directors. Our board currently does not intend to declare dividends or make any other distributions. The payment of any dividends will be dependent upon the ability of RCRe to provide funds to us. For a description of the restrictions on the ability of RCRe to pay dividends or make distributions to us, please refer to "Business(Insurance Regulation--Regulation of Dividends and Other Payments from Insurance Subsidiaries," "Management's Discussion and Analysis of Financial Condition and Results of Operations(Liquidity and Capital Resources" and Note 10 of the accompanying notes to our consolidated financial statements.

     Our board intends to make a determination regarding repurchases of our shares after the consummation of the sale of our reinsurance operations to Folksamerica Reinsurance Company, but no decision has yet been made as to whether any such repurchases will be made or the amount, timing or method of any such repurchases, which will depend on future circumstances.

ITEM 6.  SELECTED FINANCIAL DATA

     Our and RCRe's selected consolidated historical financial data for the years ended December 31, 1999, 1998, 1997, 1996 and for the period from June 23, 1995 (date of inception) to December 31, 1995 should be read in conjunction with our audited consolidated financial statements and the related notes and unaudited pro forma condensed consolidated financial data contained elsewhere in this report.

                                                                                                          Period from
                                                                                                          June 23, 1995
                                                         Years Ended December 31,                             to
                                  ---------------------------------------------------------------         December 31,
                                                                                                         --------------
                                        1999             1998              1997              1996              1995
                                        ----             ----              ----              ----              ----
                                                         (Dollars in thousands, except share data)

Statement of Operations Data
Net premiums earned...............      $311,368        $206,194         $107,372           $35,761
Net investment income.............        20,173          15,687           14,360            13,151           $4,578
Net realized investment gains
   (losses).......................        17,227          25,252            (760)             1,259              397
Total revenues....................       348,768         247,133         120,972             50,171            4,975
Net income (loss).................       (32,436)          3,091           2,039              4,112            1,019
Comprehensive income (loss).......      ($52,286)        ($4,375)         $47,107            $9,817           $4,750
Average shares outstanding
   Basic..........................     17,086,732      17,065,165      17,032,601        16,981,724       16,747,084
   Diluted........................     17,086,808      17,718,223      17,085,788        16,983,909       16,990,425
Per Share Data
   Net income (loss)
     Basic........................        ($1.90)           $0.18           $0.12             $0.24            $0.06
     Diluted......................         ($1.90)          $0.17           $0.12             $0.24            $0.06
   Comprehensive Income
      (loss)
      Basic.......................          ($3.06)        ($0.26)          $2.77             $0.58            $0.28
      Diluted.....................          ($3.06)        ($0.26)          $2.76             $0.58            $0.28
   Cash dividends per share..........       N/A            N/A              N/A               N/A              N/A


                                                                        December 31,
                                         --------------------------------------------------------------------------------
                                           1999            1998            1997            1996            1995
                                         --------------------------------------------------------------------------------
                                                         (Dollars in thousands, except share data)

Balance Sheet Data
Cash and invested assets..........          $585,909        $587,155        $505,728        $392,940         $347,327
Total assets......................           864,359         757,830         581,247         432,486          350,986
Stockholders' equity..............           346,514         398,002         401,031         352,213          340,215
Sharses outstanding
   Basic..........................        17,087,970      17,087,438      17,058,462      17,031,246       16,941,125
   Diluted........................        17,087,970      17,497,904      17,601,608      17,065,406       16,941,125
Book value per share
   Basic..........................            $20.28          $23.29          $23.51          $20.68           $20.08
   Diluted........................            $20.28          $22.75          $22.79          $20.64           $20.08

            UNAUDITED PRO FORMA CONDENSED CONSOLIDATED FINANCIAL DATA

     The following unaudited pro forma balance sheet as of December 31, 1999 reflects our historical accounts as of that date, adjusted to give pro forma effect to the sale of our reinsurance business to Folksamerica, which is subject to stockholder approval, and our repurchase of 4,755,000 shares, or 27.8%, of our outstanding common stock from XL Capital, which repurchase was completed on March 2, 2000, as if those transactions had occurred on December 31, 1999.

     The following unaudited pro forma statement of income and comprehensive income for the year ended December 31, 1999 reflects our historical accounts for that period, adjusted to give pro forma effect to the asset sale and the XL Capital stock repurchase as if those transactions had occurred on January 1, 1999.

     The pro forma financial data and accompanying notes should be read in conjunction with the description of the asset sale and XL Capital stock repurchase contained in this report and our audited consolidated financial statements and related notes also included in this report as well as the description included in our special meeting proxy statement. We believe that the assumptions used in the following statements, which are set forth in the accompanying notes, provide a reasonable basis on which to present the pro forma financial data. The pro forma financial data is provided for informational purposes only and should not be construed to be indicative of our financial condition or results of operations had the asset sale and XL Capital stock repurchase been consummated on the dates assumed and are not intended to project our financial condition on any future date or results of operations for any future period.

                  Risk Capital Holdings, Inc. and Subsidiaries
                 Pro Forma Condensed Consolidated Balance Sheet
                                December 31, 1999
                  (Dollars in thousands, except per share data)


                                                                          Pro Forma Adjustments
                                                                          ---------------------
                                                                         XL               Folksamerica
                                                 Historical        Transaction(1)        Transaction(4)         Pro Forma
                                                 ----------        --------------        --------------         ---------

Assets
Investments:
Fixed maturities and short-term
   investments                                    $333,852                                  ($245,545)(5)         $88,307 (10)
Publicly traded equity securities                  158,631              ($38,169)(2)                              120,462
Privately held securities                           83,969               (24,040)(2)                               59,929
                                                 ---------         -----------------      ---------------        -------
       Total investments                           576,452               (62,209)            (245,545)            268,698
Cash                                                 9,457                 3,647 (2)            1,335 (8)          14,439
Accrued investment income                            4,527                                                          4,527
Premiums receivable                                119,320                                   (119,320)(5)
Reinsurance recoverable                             73,122                                    (73,122)(5)
Deferred policy acquisition costs                   23,585                                    (23,585)(6)
Deferred income tax asset                            7,834                   127 (2)           (5,352)(7)           2,609
Other assets                                        50,062                                    (36,975)(5)          13,087
                                                 ---------         -----------------       --------------         --------
      Total Assets                                 864,359              ($58,435)           ($502,564)           $303,360
                                                 =========         =================       ==============         ========

Liabilities
Claims and claims expenses                        $364,554                                  ($364,554)(5)
Unearned premiums                                  108,743                                   (108,743)(5)
Reinsurance balances payable                        14,666                                    (14,666)(5)
Other liabilities                                   29,882                $1,000 (2)          (24,541)(5)          $6,341
                                                 ---------                ------ --        -------------          ------
      Total Liabilities                            517,845                 1,000             (512,504)              6,341
                                                  ========                =========        =============          ======

Stockholders' Equity
Common stock, $.01 par value:                          171                                                            171
Additional paid-in capital                         342,034                                                        342,034
Deferred compensation under stock award plan
                                                     (317)
                                                                                                                     (317)
Retained earnings (deficit)                       (22,175)                10,959 (3)            6,080 (9)          (5,136)
Less treasury stock, at cost                         (387)               (59,200)(1)                              (59,587)
Accumulated other comprehensive income
   consisting of unrealized appreciation of
   investments, net of income tax                   27,188               (11,194)(3)            3,860 (9)          19,854
                                                 ---------              ------- ---             --------           ------
      Total Stockholders' Equity                   346,514               (59,435)(2)            9,940 (9)         297,019
                                                 ---------              ------- ---            ---------          ------
      Total Liabilities and
       Stockholders' Equity                       $864,359              ($58,435)           ($502,564)           $303,360
                                                 =========             ========              =========           ========

Shares outstanding - basic                      17,087,970            (4,755,000)(1)                     --    12,332,970
                                                 =========            ========== ==                            ==========
Basic book value per share                          $20.28                                                         $24.08
                                                    ======                                                         ======

Notes to Pro Forma Balance Sheet

1. Reflects our repurchase from XL Capital of all of the 4,755,000 shares of our common stock held by it for $59,200,000, or $12.45 per share, which represents 85% of our average closing market price of our common stock for the twenty day trading period between January 21, 2000 and February 17, 2000 in exchange for the following:

         (i)   our interest in LARC Holdings, Ltd., valued at $25 million, and

         (ii) our interest in Annuity and Life Re (Holdings), Ltd. valued at $37,847,000, consisting of 1,418,440 common shares at $25.38 per share, which represents the average closing market price of Annuity and Life Re (Holdings), Ltd. common shares for the twenty day trading period between January 21, 2000 and February 17, 2000, and 100,000 warrants at $18.50 per warrant based on a Black-Scholes option valuation model, and

We received cash from XL Capital of $3,647,000, which is the excess of the value of the securities described in (i) and (ii) above over the purchase price of our common stock repurchased from XL Capital.


2. The decrease in book value resulting from the XL Capital stock repurchase is calculated as follows (in thousands):

         Repurchase of 4,755,000 shares of our outstanding common stock at $12.45 per share, recorded as a reduction to stockholders' equity as treasury stock, plus $59,200

Net loss on the disposition of securities and transaction costs as follows:

                                                                                        (In thousands)
                                                                   ----------------------------------------------------------
                                                                                          Annuity and
                                                                                           Life Re
                                                                       LARC             (Holdings) Ltd.
                                                                      Holdings, Ltd                              Total
                                                                      -------------     -----------------        -----


        Consideration received, consisting of cash of $3,647,000
        and our common stock valued at $59,200,000                      $25,000             $37,847              $62,847
        Carrying values at December 31, 1999                             24,040              38,169              62,209
        Pre-tax gain (loss) before transaction costs                       $960              ($322)                 638
                                                                        =======             ======               ========
        Transaction costs                                                                                         1,000
                                                                                                                 --------
        Pre-tax loss                                                                                               (362)
        Tax benefit                                                                                                (127)
        Net loss                                                                                                   (235)
                                                                                                                 --------
        Net decrease in book value                                                                              $59,435
                                                                                                                ==========

3. The gain recorded in retained earnings of $10,959,000 represents the realized gain that will be recorded for the $11,194,000 of net unrealized appreciation, net of tax, recorded at December 31, 1999 for LARC Holdings, Ltd. and Annuity and Life Re (Holdings), Ltd. and the net loss of $235,000, which is discussed in note 2 above.

4. Reflects the asset sale, pursuant to which Folksamerica Reinsurance Company will assume RCRe's liabilities under the reinsurance agreements transferred to it and RCRe will transfer to Folksamerica Reinsurance Company assets in an aggregate amount that is, in GAAP book value (as set forth on our estimated closing date balance sheet), equal to the GAAP book value (as set forth on our estimated closing date balance sheet) of the liabilities assumed. In consideration for the transfer of RCRe's book of business, Folksamerica will pay $20.335 million in cash at the closing, subject to adjustment under the circumstances described in our special meeting proxy statement under the heading "The Asset Purchase Agreement--Purchase Price."

5. Represents securities and insurance assets and insurance liabilities to be transferred to Folksamerica based on December 31, 1999 financial statement amounts.

         At the closing of the asset sale, RCRe and Folksamerica Reinsurance Company will enter into a transfer and assumption agreement, under which Folksamerica Reinsurance Company will assume RCRe's rights and obligations under the reinsurance agreements being transferred in the asset sale. Following the closing of the asset sale, Folksamerica Reinsurance Company will notify the reinsureds under those of such agreements that are in-force that it has assumed RCRe's obligations and that, unless the reinsureds object to such assumption, RCRe will be released from its obligations to those reinsureds. The pro forma accounting for this transaction assumes that none of RCRe's reinsureds will object to such assumption and, accordingly, the gross liabilities for its reinsurance business will be removed from the accounts of RCRe for statutory accounting and GAAP accounting purposes.

         RCRe will continue to record gross liabilities in its accounts for reinsureds that object to the release of RCRe from its obligations to such reinsureds. In such instances, an offsetting accounts receivable amount from Folksamerica Reinsurance Company would be recorded as an asset equal to such gross liabilities.

6. Elimination of deferred policy acquisition costs related to the liability for unearned premiums transferred to Folksamerica.

7.       Net reduction in deferred income tax asset as follows (in thousands):

         Reduction in net deferred tax asset for elimination of temporary differences between financial statements and income tax return amounts
         resulting from the Folksamerica transaction                 $13,957
         Less, estimated tax benefit resulting from the transaction    8,605
         Net reduction in deferred tax asset                        $  5,352
                                                                    ========

8. Represents cash payment received from Folksamerica at the closing of the asset sale of $20.335 million less estimated related transaction costs of $19 million, which include investment banking, legal and accounting fees, severance costs, tax reimbursement to Folksamerica and costs to purchase additional reinsurance protection for Folksamerica.

9. The book value gain resulting from the Folksamerica transaction is calculated as follows (in thousands):

                 Consideration received, consisting of the following:
                 Total liabilities transferred                                                              $512,504
                 Cash premium received                                                                        20,335
                                                                                                            --------
                                                                                                             532,839
                                                                                                            --------

                 Assets transferred                                                                          474,962
                 Amortization of deferred policy acquisition costs                                            23,585
                 Transaction costs                                                                            19,000
                                                                                                             -------
                                                                                                             517,547
                                                                                                             -------

                 Pre-tax gain                                                                                 15,292
                 Tax expense                                                                                   5,352
                                                                                                              ------
                 Net transaction gain                                                                          9,940

                 Realized loss, net of tax for securities transferred at market value
                                                                                                              (3,860)
                                                                                                              ------
                 Net income                                                                                    6,080

                 Change in net unrealized appreciation of investments, net of tax                              3,860
                                                                                                               -----
                 Comprehensive income and net book gain                                                       $9,940
                                                                                                              ======

         The pro forma accounting for this transaction assumes that none of RCRe's reinsureds will object to the release of RCRe under the transfer and assumption agreement and, accordingly, the gross liabilities for such business are removed from the accounts of RCRe for statutory and GAAP accounting purposes (see note 5 above). RCRe will continue to record gross liabilities in its accounts for reinsureds that object to the release of RCRe from its obligations to such reinsureds. This would result in a portion of the pre-tax gain on the transaction being deferred and amortized into income as the gross liabilities are extinguished.

10. Includes $20 million of fixed income securities deposited in an escrow account for a five year period primarily to reimburse Folksamerica for claims and claim expenses exceeding reserves recorded by RCRe as of the closing date resulting from business produced on behalf of RCRe by a certain managing underwriting agency. At December 31, 1999, such reserves approximated $38.3 million, which were recorded based on RCRe's actuarially determined best estimate for such business. We could record a loss to the extent that such reserves turn out to be deficient, due to our reimbursement of Folksamerica for such deficiency to the extent of the escrowed funds. Amounts in escrow may also be released to Folksamerica to satisfy its indemnification claims against us relating to undisclosed liabilities, RCRe's reinsurance agreements and the managing underwriting agency referred to above. Under the asset purchase agreement, we may be required to deposit an additional amount of up to $5 million into a supplemental escrow account a short time following the closing of the asset sale. The above unaudited pro forma condensed consolidated balance sheet has been prepared assuming that such supplemental escrow account will not be required.

                  Risk Capital Holdings, Inc. and Subsidiaries
  Pro Forma Condensed Consolidated Statement of Income and Comprehensive Income
                      For the Year Ended December 31, 1999
                  (Dollars in thousands, except per share data)


                                                                           Pro Forma Adjustments
                                                                           ---------------------
                                                                           XL             Folksamerica
                                                    Historical       Transaction(1)      Transaction(2)        Pro Forma
                                                    ----------       --------------      --------------        ---------

Revenues
Net premiums written                                 $306,726                            ($306,726)                  --
(Increase) decrease in unearned premiums                4,642                               (4,642)                  --
                                                     -------                             ---------             --------
Net premiums earned                                   311,368                             (311,368)                  --
Net investment income                                  20,173              $145            (10,253)             $10,065
Net realized investment gains and losses               17,227             1,350              1,192               19,769
Total revenues                                        348,768             1,495           (320,429)              29,834
                                                      -------             -----           --------               ------

Operating Costs and Expenses
Claims and claims expenses                            305,841                             (305,841)
Commissions and brokerage                              80,540                              (80,540)
Other operating expenses                               14,816                              (10,666)               4,150
                                                         (198)                                 198
                                                      -------            -------               ---
Total operating costs and expenses                    400,999                 --          (396,849)               4,150

Income (Loss)
Income before income taxes, equity in net
income of investees and cumulative effect of
accounting change                                     (52,231)            1,495              76,420              25,684
Federal income taxes expense (benefit)                (19,557)              571              27,171               8,185
                                                      -------             -----              ------               -----
Income before equity in net income of
investees and cumulative effect of accounting
change                                                (32,674)              924              49,249               17,499
Equity in net income of investees                         621               114                                      735
                                                       ------               ---                -----              ------
Income (loss) before cumulative effect of
accounting change                                     (32,053)            1,038                9,249              18,234
                                                      -------             -----                -----              ------
Cumulative effect of accounting change                   (383)               99                                    (284)
                                                      -------             -----                -----              ------
Net income (loss)                                     (32,436)            1,137               49,249              17,950

Other Comprehensive Income (Loss), Net of Tax
Change in net unrealized appreciation of
investments, net of tax                                (19,850)          (1,914)               4,553            (17,211)

Comprehensive Income (Loss)                           ($52,286)           ($777)             $53,802                $739
                                                      ========            =====              =======                ====
Average shares outstanding
Basic                                                 17,086,732     (4,755,000)                --            12,331,732
Diluted                                               17,086,808     (4,755,000)                --            12,331,808
Per Share Data
Net Income (Loss) - Basic                                                                                          $1.46
                                                      ($1.90
                  - Diluted                                                                                        $1.46
                                                      ($1.90)
Comprehensive Income (Loss)        - Basic                                                                         $0.06
                                                      ($3.06)
- Diluted                                                                                                          $0.06
                                                      ($3.06)

Notes to Pro Forma Statement of Income and Comprehensive Income

1. Represents all revenue and expense and other comprehensive income items recorded during 1999 for LARC Holdings, Ltd. and Annuity and Life Re (Holdings), Ltd., which were disposed of in the XL Capital stock repurchase.

2. Represents all revenue and expense and other comprehensive income items recorded during 1999 related to the sale of our reinsurance business to Folksamerica Reinsurance Company. Net investment income, net realized investment gains (losses) and unrealized appreciation (depreciation) of investments have been allocated based on the proportion of the average amount of fixed maturities and short term investments related to the business that will be transferred to the average total fixed maturities and short term investments in 1999.

All other revenue and expense items were allocated based on specific identification.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

     The Company

     We are the holding company for RCRe, our wholly owned subsidiary which is domiciled in Nebraska. We were incorporated in March 1995 and commenced operations in September 1995 upon completion of our initial public offering. We received aggregate net proceeds from the offering of approximately $335 million, of which $328 million was contributed to the capital of RCRe. On November 6, 1995, RCRe was licensed under the insurance laws of the State of Nebraska and is currently licensed or accredited as a reinsurer in 44 states. As of December 31, 1999, the statutory surplus of RCRe was approximately $290 million. In July 1998, RCRe capitalized its wholly owned subsidiary, Cross River, with $20 million. Cross River received its Nebraska insurance license in October 1998, and is currently authorized to write insurance on an excess and surplus lines basis in 22 additional states.

     Folksamerica Transaction

     As of January 10, 2000, we entered into an agreement with Folksamerica Reinsurance Company and Folksamerica Holding Company (collectively, "Folksamerica") pursuant to which Folksamerica Reinsurance Company will assume RCRe's liabilities under the reinsurance agreements transferred in the asset sale and RCRe will transfer to Folksamerica Reinsurance Company assets in an aggregate amount that is, in book value, equal to the book value of the liabilities assumed. In consideration for the transfer of RCRe's book of business, Folksamerica will pay $20.335 million in cash at the closing, subject to adjustment under the circumstances set forth in the asset purchase agreement.

     Under the terms of the agreement, we will place $20 million in escrow for a period of five years. These funds will be primarily used to reimburse Folksamerica to the extent that the loss reserves (which were $38.7 million at December 31, 1999) relating to business produced on behalf of RCRe by a certain managing underwriting agency are deficient as measured at the end of such five year period. To the extent that such loss reserves are redundant, all of the escrowed funds will be returned to us and Folksamerica will pay us an amount equal to such redundancy. We will be responsible for certain tax costs incurred by Folksamerica in the transaction, as well as our own transaction and severance costs, and certain reinsurance costs incurred for the benefit of Folksamerica. An additional amount of up to $5 million may be placed in escrow for a period of five years to the extent that RCRe's reserves at closing are less by at least a specified amount than those estimated by its independent actuaries. In connection with either escrow arrangement, we will record a loss in an amount equal to any probable deficiency in the related reserve that may become known during or at the end of the five year period.

     The sale of our reinsurance business to Folksamerica is contingent on approval by our stockholders, obtaining applicable regulatory approvals, the retention of a key employee, obtaining certain third party consents, the absence of a material adverse change in RCRe's business, and other customary closing conditions. Marsh & McLennan Risk Capital Holdings, Ltd. and The Trident Partnership, L.P., which collectively represent approximately 13.3% of the total voting power of our outstanding common stock (after giving effect to the repurchase of 4,755,000 shares on March 2, 2000 from XL Capital, which is discussed below), have agreed to vote in favor of the asset sale.

     Please see the sections of our special meeting proxy statement entitled "Questions and Answers About the Asset Sale," "Risk Factors," "The Asset Sale," "The Asset Purchase Agreement" and "Other Transaction Agreements," which are incorporated by reference. In addition, we have filed the asset sale agreement, the voting agreements and other related agreements as exhibits to this annual report. The above summary of the proposed transaction is qualified by these agreements, which are incorporated by reference. Please also refer to "Unaudited Pro Forma Condensed Consolidated Financial Data."

The GAAP book value of the assets and liabilities to be transferred to Folksamerica recorded in the accompanying financial statements at December 31, 1999 are as follows:

                                                                   (In Millions)

 Fixed maturities and short-term investments                          $245.6
 Premiums receivable                                                   119.3
 Reinsurance recoverable                                                73.1
 Deferred policy acquisition costs                                      23.6
 Deferred income tax asset                                              13.9
 Other insurance assets                                                 37.0
                                                                      ------
 Total Assets                                                         $512.5
                                                                      ------

 Reserve for claims and claims expenses                               $364.6
 Net unearned premium reserve                                          108.7
 Reinsurance premiums payable                                           14.7
 Other insurance liabilities                                            24.5
                                                                      ------
 Total Liabilities                                                    $512.5
                                                                      ------

 Net book value of assets and liabilities to be transferred               --
                                                                      =======

     The actual GAAP book value of the assets and liabilities transferred to Folksamerica will be determined as of the closing date of the asset sale, and will differ from that set forth above.

     At the closing of the asset sale, RCRe and Folksamerica will enter into a transfer and assumption agreement, under which Folksamerica will assume RCRe's rights and obligations under the reinsurance agreements being transferred in the asset sale. Following regulatory approval of these agreements, the reinsureds under such agreements that are in-force will be notified that Folksamerica has assumed RCRe's obligations and that, unless the reinsureds object to the assumption, RCRe will be released from its obligations to those reinsureds. Assuming that none of the reinsureds object to the assumption, the gross liabilities for such business will be removed from the accounts of RCRe for statutory accounting and GAAP accounting purposes.

     RCRe will continue to record gross liabilities in its accounts for reinsureds that object to the release of RCRe from its obligations to such reinsureds. In such instances, an offsetting accounts receivable amount from Folksamerica would be recorded as an asset equal to such gross liabilities. This would also result in a portion of any pre-tax gain on the asset sale being deferred and amortized into income as gross liabilities are extinguished.

     XL Transaction

     On March 2, 2000, we repurchased from XL Capital, then our single largest stockholder, all of the 4,755,000 shares of our common stock held by it. Under the terms of a stock repurchase agreement with XL Capital, we paid $12.45 per share of our common stock, or a total of $59.2 million. The per share repurchase price was determined as the lesser of (1) 85% of the average closing market price of our common stock during the 20 trading days beginning on the third business day following public announcement of the stock repurchase and asset sale (January 21, 2000), which was $14.65, and (2) $15. We paid XL Capital the consideration for the repurchase with: our interest in privately held LARC Holdings, Ltd. (parent of Latin American Reinsurance Company Ltd.), valued at $25 million (which was carried by us at $24 million at December 31, 1999); and all of our interest in Annuity and Life Re (Holdings), Ltd., valued at $25.38 per share and $18.50 per warrant, or $37.8 million in the aggregate (which was carried by us at $38.2 million at December 31, 1999). XL Capital paid us in cash the difference (equal to $3.6 million) between our repurchase price and the value of our interests in LARC Holdings and Annuity and Life Re. The value per share of Annuity and Life Re was determined by taking the average of the closing price of Annuity and Life Re shares for the same period used in determining the repurchase price of our shares. The value of the warrants was determined using a Black Scholes methodology. We have filed the stock repurchase agreement and related voting and disposition agreement as exhibits to this annual report. The above summary of the transaction is qualified by these agreements, which are incorporated by reference.

     As a result of this transaction, stockholders' equity, which was $346.5 million at December 31, 1999, has been reduced by $59.4 million and the number of outstanding voting shares, which was 17,087,970 at December 31, 1999, was 12,332,970 at March 2, 2000.

     RCRe's statutory surplus, which was $290 million at December 31, 1999, was also reduced by $60 million for the distribution of the stock and warrants in both LARC Holdings, Ltd. and Annuity and Life Re Holdings, Ltd., to us, based on their statutory carrying values at December 31, 1999.

     RCRe Distribution

     Upon payment of a contemplated distribution from RCRe to us that would occur after the completion of the asset sale, our assets would consist of fixed maturity and short term investments, publicly traded equity securities and privately held securities, and our remaining $19 million investment commitment to Trident II, L.P. would remain in place. We would also continue to own all of the outstanding capital stock of RCRe and Cross River, each with statutory surplus of approximately $20 million (or any greater amount the Nebraska Insurance Department requires RCRe to retain in the event there are any objections from reinsureds to the release of RCRe from further liability pursuant to the transfer and assumption agreement). See "--Liquidity and Capital Resources" below for a discussion of the regulatory issues relating to distributions by RCRe.

     Future Operations

     Following the sale of our reinsurance business to Folksamerica, our intended strategy is to pursue business combinations and ventures with operating businesses. Our success will depend almost entirely on the operations, financial condition and management of the companies with which we may merge or which we may acquire in whole or in part. We have not yet identified specific business opportunities. Accordingly, the financial and operational risks that we may encounter in the future cannot be specified. See the section of our special meeting proxy statement entitled "Risk Factors--Risks Relating to Our Business After the Asset Sale," which is incorporated by reference.

     Recent Industry Performance

     Demand for reinsurance is influenced significantly by underwriting results of primary property and casualty insurers and prevailing general economic and market conditions, all of which affect liability retention decisions of primary insurers and reinsurance premium rates. The supply of reinsurance is directly related to prevailing prices and levels of surplus capacity, which, in turn, may fluctuate in response to changes in rates of return on investments being realized in the reinsurance industry. The last three years have been difficult periods from both a market and earnings perspective for most insurance markets. The property and casualty insurance and reinsurance segments have experienced an increasingly more difficult and highly competitive operating environment characterized by a soft rate structure and overcapitalization. Other factors that have contributed to the prevailing competitive conditions in the reinsurance industry in recent years include new entrants to the reinsurance market (including certain specialized reinsurance operations) and the presence of certain reinsurance companies which operate within tax-advantaged jurisdictions (e.g., Bermuda, Cayman Islands) that benefit from higher after-tax investment returns. In addition, concerns with respect to the financial security of Lloyd's that had adversely impacted the competitive position of that marketplace have apparently been overcome by actions taken at Lloyd's over the last few years, thereby enhancing its competitive position.

     The industry's profitability can also be affected significantly by volatile and unpredictable developments, including changes in the propensity of courts to grant larger awards, natural disasters (such as catastrophic hurricanes, windstorms, earthquakes, floods and fires), fluctuations in interest rates and other changes in the investment environment that affect market prices of investments and the income and returns on investments, and inflationary pressures that may tend to affect the size of losses experienced by ceding primary insurers. The reinsurance industry is highly competitive and dynamic, and market changes may affect, among other things, demand for our products, changes in investment opportunities (and the performance thereof), changes in the products offered by us or changes in our business strategy.

     Reinsurance treaties that are placed by intermediaries are typically for one year terms with a substantial number that are written or renewed on January 1 each year. Other significant renewal dates include April 1, July 1 and October
1. The January 1, 2000 renewal period was marked by continuing intensified competitive conditions in terms of premium rates and treaty terms and conditions in both the property and casualty segments of the marketplace. These conditions have been worsened due to large domestic primary companies retaining more of their business and ceding less premiums to reinsurers. Commencing in late 1997, in addition to our core business, we expanded into specialty classes of reinsurance business, including marine and aviation and space in 1997, surety and fidelity in 1998, and accident and health in 1999. In 1999, we discontinued our aviation and space lines of business.

     In-Force Business

     At January 1, 2000, RCRe had approximately 330 renewable in-force reinsurance treaties (such renewal is subject to negotiation and evaluation during the renewal period), with approximately $249.1 million of estimated annualized net premiums written, compared to $287.5 million at January 1, 1999 and $172.5 million at January 1, 1998, representing a decline of 13% and an increase of 67% over the prior year, respectively. Such in-force premiums at January 1, 2000 represent estimated annualized premiums from treaties entered into during 1999 and the January 1, 2000 renewal period that are expected to generate net premiums written during 2000. Such treaties at January 1, 2000 are estimated to generate approximately $210.6 million of net premiums written over the 12-month period ending December 31, 2000 without taking into account certain factors, including the possibilities that (i) several treaties entered into in 1999 that are scheduled to expire during the remainder of 2000 may be renewed and (ii) additional treaties may be bound during 2000.

     The decline in in-force business of 13% in 1999 compared to 1998 is due to several factors which include (i) discontinuing aviation and space business in 1999; (ii) non-renewals in other classes of business, due to (a) our adherence to underwriting standards in competitive market conditions and (b) the effect on cedents of our poor underwriting performance, coupled with a decline in RCRe's A.M. Best rating from A to A-. Such decline was partially offset by increased in-force premiums in Accident & Health business where significant underwriting capacity has exited the market since 1998, and we believe reinsurance pricing improvements have occurred in 1999 and 2000.

Results of Operations

     We had consolidated comprehensive losses of $52.3 million and $4.4 million for the years ended December 31, 1999 and 1998, respectively, and consolidated comprehensive income of $47.1 million for the year ended December 31, 1997. Our comprehensive income or loss is composed of net income and the change in unrealized appreciation of investments. Net loss for the year ended December 31, 1999 was $32.4 million and net income for the years ended December 31, 1998 and 1997 was $3.1 million and $2.0 million, respectively. After-tax realized investment gains (losses) of $11.2 million, $16.4 million and ($0.5 million) were also included in net income for 1999, 1998 and 1997, respectively. Net income for the years ended December 31, 1999, 1998 and 1997 included income (losses) of $0.7 million, ($1.1 million), and ($0.2 million), respectively, representing our equity in the net income (loss) of investee companies accounted for under the equity method of accounting. Net loss for the year ended December 31, 1999 also included a loss of $383,000 from a cumulative effect of an accounting change for start-up costs.

Following is a table of per share data for the years ended December 31, 1999, 1998 and 1997 on an after-tax basis:


                                                                             Years Ended December 31,
                                                                ----------------------------------------------------
                                                                      1999              1998             1997
                                                                      ----              ----             ----

      Basic earnings per share:
      Underwriting loss                                                ($3.42)          ($1.39)          ($0.45)
      Net investment income                                              0.85             0.68             0.61
      Net realized investment gains (losses)                             0.66             0.96            (0.03)
      Equity in net income (loss) of investees                           0.03            (0.07)           (0.01)
      Cumulative effect of accounting change                            (0.02)
                                                                       -------          -------           -------
      Net income                                                        (1.90)            0.18              0.12
      Change in net unrealized appreciation of investments              (1.16)           (0.44)             2.65
      Comprehensive income (loss)                                      ($3.06)          ($0.26)            $2.77
                                                                       ======           ======             =====

      Average Shares Outstanding (000's)                               17,087           17,065            17,033
                                                                       ======           ======            ======
      Diluted earnings per share:
      Underwriting loss                                                ($3.42)          ($1.35)          ($0.45)
      Net investment income                                              0.85             0.65             0.61
      Net realized investment gains (losses)                             0.66             0.93            (0.03)
      Equity in net income (loss) of investees                           0.03            (0.06)           (0.01)
      Cumulative effect of accounting change
                                                                        (0.02)
                                                                        -------          ------          -------
      Net income                                                       ($1.90)           $0.17             $0.12
                                                                       ======            =====             =====
      Comprehensive income (loss)                                      ($3.06)          ($0.26)            $2.76
                                                                       ======           ======             =====

      Average shares outstanding (000's)                               17,087            17,718            17,086
                                 ====                                  ======            ======            ======

      Book Value Per Share, December 31:
      Basic                                                            $20.28            $23.29            $23.51
      Diluted                                                          $20.28            $22.75            $22.79

      Shares outstanding (000's)
      Basic                                                            17,088            17,087            17,058
      Diluted                                                          17,088            17,498            17,602

     Net Premiums Written

     Net premiums written for the years ended December 31, 1999, 1998 and 1997 were as follows:

                                    (In millions)                     Percent
                              Years Ended December 31,                 Change
                              ------------------------                 ------
                             1999       1998            1997         1998/1999
                             ----       ----            ----         ---------
        Property            $78.9       $33.7           $17.8             134%
        Casualty             64.1        80.3            69.7            (20%)
        Multi-line           67.7        62.8            45.9              8%
        Other                 7.6        16.5            10.0            (54%)
        Accident & Health    50.3
        Aviation & Space     18.4        26.0                            (29%)
        Marine               14.0        14.4             1.4             (3%)
        Surety & Fidelity     5.7         1.0                             470%
                            -----       -----           ------           -----
        Total              $306.7      $234.7           $144.8             31%
                           ======      ======           ======             ==

     Set forth below are RCRe's assumed and ceded premiums written for the years ended December 31, 1999, 1998 and 1997:

                                              (In millions)
                                        Years Ended December 31,
                                        ------------------------
                                    1999             1998              1997
                                    ----             ----              ----
       Assumed premiums written    $386.8           $260.5            $147.8
       Ceded premiums written        80.1             25.8               3.0
       Net premiums written        $306.7           $234.7            $144.8

     RCRe's net premiums written increased 31% to $306.7 million in 1999 from $234.7 million in 1998 and 62% to $234.7 million in 1998 from $144.8 million in 1997. Premium growth resulted from two key strategies, the integration of investment with reinsurance and the diversification into "specialty" classes of business, which for purposes of this discussion consist of Accident & Health, Aviation and Space, Marine and Surety & Fidelity.

     Approximately 30%, 32% and 29% of net premiums written in 1999, 1998 and 1997, respectively, were generated from companies in which we have invested or committed to invest funds ("integrated transactions").

     Approximately 29%, 18% and 1% of net premiums written in 1999, 1998 and 1997, respectively, was produced from specialty classes of business. Specialty classes of business accounted for 65% and 44% of the increase in net premiums written for 1999 and 1998, respectively.

     Approximately 15%, 32% and 28% of net premiums written in 1999, 1998 and 1997, respectively, were from non-United States clients, which are Lloyd's syndicates or are located in the United Kingdom, Bermuda and Continental Europe.

     Net premiums written in 1999 includes approximately $26 million related to a group of property reinsurance treaties that expired in 1999 covering crop hail business underwritten on behalf of a start-up entity formed by Trident II, L.P. This business was protected by extensive aggregate excess of loss retrocession and generated a profit based upon underwriting results. We do not expect to renew these treaties in 2000.

     Net premiums written in 1999 for other business was reduced by $10.6 million for the retrocession of a treaty which covers future multiple rocket launches that was recorded in 1996. The reduction of net premiums written resulting from this retrocession increased the commission and operating expense ratio components of the statutory composite ratio by 1.1 percentage points, but had no impact on operating results.

     Consistent with our strategy of writing a small number of large treaties for our core business, two clients contributed approximately $81.3 million or 26.5% of 1999 total net premiums written, with the largest client contributing approximately 13.7% and the second contributing 12.8%. Approximately 70% of the business written from the client that contributed 13.7% and all of the business written from the client that contributed 12.8% are part of an integrated transaction, and such business is subject to renewal at our option for two and four remaining years, respectively.

     In 1998, three clients contributed approximately $74 million, or 32%, of 1998 total net premiums written, with the largest client contributing approximately 18% and the remaining two contributing 8% and 6%, respectively. In 1997, five clients contributed approximately $68 million, or 45%, of total net premiums written, with the largest client contributing approximately 18% and the remaining four contributing from 5% to 8%.

     RCRe's ceded premiums increased to $80.1 million in 1999, compared to $25.8 million in 1998 and $3.0 million in 1997. Such ceded premiums primarily relate to RCRe's property, multi-line, marine, aviation and space reinsurance business, for which we seek to reduce RCRe's exposure to large and catastrophic losses. Since the fourth quarter of 1998, we have purchased additional retrocessional protection to reduce RCRe's exposures to both space and aviation risks. Effective July 1, 1999, RCRe also purchased a retrocessional treaty for a one year period covering earthquake, wind and other property catastrophe perils for $10 million in excess of a $15 million retention per occurrence. See "(Results of Operations(Aviation Business" and "(Risk Retention," "Business(Retrocessional Arrangements" and Note 7 of the accompanying notes to our consolidated financial statements.

     While not anticipated, prior to the asset sale, the reduction or loss of business assumed from one or more large clients could have a material adverse effect on our results of operations to the extent not offset by new business.

     Operating Costs and Expenses

     One traditional method of measuring the underwriting performance of a property/casualty insurer, such as RCRe, is the statutory combined ratio. This ratio, which is based upon statutory accounting principles (which differ from generally accepted accounting principles in several respects), reflects underwriting experience, but does not reflect income from investments. A statutory combined ratio under 100% indicates underwriting profitability, while a combined ratio exceeding 100% indicates an underwriting loss.

     Set forth below are RCRe's statutory combined ratios for the years ended December 31, 1999, 1998 and 1997 and the estimated aggregate statutory combined ratios for domestic reinsurers and domestic broker market reinsurers based on data reported by the Reinsurance Association of America ("RAA") as of such dates:

                                                 Years Ended December 31,
                                           -----------------------------------
                                           1999        1998               1997
                                           ----        ----               ----
        Claims and claims expenses         98.2%       85.4%              68.4%
        Commissions and brokerage          26.3%       24.2%              28.8%
                                           ----        ----               ----
                                          124.5%      109.6%              97.2%
        Other operating expenses            4.7%        6.8%               9.1%
                                          -----       ------              -----
        Statutory combined ratio          129.2%      116.4%             106.3%
                                          =====       =====              =====

        Domestic reinsurer aggregate
          Statutory combined ratios       113.8%      104.4%             102.3%
                                          =====       =====              =====

     After-tax underwriting losses for the years indicated were as follows (dollars in millions):

                                              Years Ended December 31,
                                       -----------------------------------
                                       1999        1998               1997
                                       ----        ----               ----
        After-tax underwriting loss
             Amount                     $ 58.4     $ 23.0        $      7.7
             Per Share (Basic)          $ 3.42     $ 1.39        $     0.45

     Statutory combined ratio after-tax underwriting results for 1999 and 1998 reflect very poor underwriting performance in competitive market conditions.

     RCRe's 1999 and 1998 statutory combined ratios were adversely affected by underwriting results from the sources identified below, which added 16 points and 9 points to the combined ratios (excluding operating expenses), respectively (dollars in millions):

                                         1999 Year Underwriting Impact
                                         -----------------------------
                                        Managing
                                        Underwriting  Space &
                                        Agency        Aviation        Total
                                        ------        --------        -----
        Net premiums written          $   2.1        $   18.4       $  20.5
        Earned premiums               $   6.4        $   13.8       $  20.2
        After-tax underwriting loss
             Amount                   $  16.5        $   19.7       $  36.2
             Per Share (Basic)        $  0.96        $   1.15       $  2.11
        Combined Ratio Effect (in
              percentage points)          7.7             8.3          16.0


                                              1998 Year Underwriting Impact
                                         --------------------------------------
                                         Managing
                                         Underwriting   Space &
                                         Agency        Aviation          Total
                                         ------        --------          -----
        Net premiums written            $  16.3      $   26.0          $  42.3
        Earned premiums                 $  12.5      $   21.3          $  33.8
        After-tax underwriting loss
             Amount                     $   6.5       $   7.8          $  14.3
             Per Share (Basic)          $  0.38       $  0.46          $  0.84
        Combined Ratio Effect (in
                                            4.1            4.9             9.0
              percentage points)

     Managing Underwriting Agency

     As identified above, during 1999 and 1998, we recorded after-tax underwriting losses of $16.5 million, or $0.96 per share, and $6.5 million, or $0.38 cents per share, respectively, from reinsurance on casualty and multi-line business produced by the managing underwriting agency. We also recorded related after-tax investment losses of $1.3 million, or $0.07 per share, and $862,000, or $0.03 per share, in net realized investment losses in 1999 and 1998, respectively. We have discontinued our underwriting relationship with the managing underwriting agency. The business and operations of the managing underwriting agency are in run-off.

     The total estimated ultimate net premiums written and earned by RCRe on all business produced by the managing underwriting agency recorded from inception in late 1997 through December 31, 1999 are approximately $19.3 million and $19.1 million, respectively, resulting in an inception to date after-tax underwriting loss of $22.4 million. Net reserves for claims and claims expenses for this business approximated $38.7 million at December 31, 1999. See "--Folksamerica Transaction" for a discussion of a $20 million escrow fund relating to such reserves in connection with the sale of our reinsurance business to Folksamerica.

     Space & Aviation Business

     As identified above, during 1999 and 1998, RCRe recorded after-tax underwriting losses of $19.7 million, or $1.15 per share, and $7.8 million, or $0.46 per share, respectively, for its space and aviation lines of business. During 1999, RCRe discontinued both lines of business.

     Space Business

     The total estimated ultimate net premiums written and earned by RCRe for space business from inception in 1998 through December 31, 1999 are $17.6 million each, resulting in an inception to date after-tax underwriting loss of $13.1 million. Net reserves for claims and claims expenses for space business approximated $2.4 million at December 31, 1999.

     At December 31, 1999, all satellite treaties have expired except for one treaty covering future multiple rocket launches which was 100% retroceded in 1999.

     Aviation Business

     The total estimated ultimate net premiums written and earned by RCRe for aviation business from inception in 1998 through December 31, 1999 are $26.8 million and $17.5 million, respectively, resulting in an inception to date after-tax underwriting loss of $14.3 million. Net reserves for aviation business approximated $26 million at December 31, 1999.

     Included in the 1999 after-tax underwriting loss for aviation business are incurred losses for the 1998 Swiss Air and Korean Air crashes and certain 1999 crashes, including the Egypt Air, American Airlines, Korean Air and China Air crashes. The additional loss recorded in 1999 for the Swiss Air crash was based on a reallocation of the $642 million expected industry loss between the plane manufacturer and Swiss Air. This reallocation adversely affected RCRe's gross loss. The gross loss associated with the Swiss Air crash reported as of December 31, 1998 had exhausted RCRe's retrocessional protections applicable to this occurrence. Therefore, none of such additional loss reported was ceded to retrocessionaires. To the extent that either the expected industry loss increases or additional loss is allocated to the plane manufacturer, RCRe could record additional losses. For example, if the expected industry loss increases by approximately $100 million, and assuming additional loss reallocations such that one-third of the industry loss is allocated to the plane manufacturer, RCRe would record additional aggregate loss (net of additional reinstatement premiums) of approximately $2.7 million after-tax. However, we cannot be certain of the ultimate industry loss or the final allocation of liability between the plane manufacturer and Swiss Air, and there can be no assurances that the ultimate industry loss will not be larger or that the plane manufacturer will not be allocated a greater proportion of the industry loss. With respect to all other reinsured crashes which occurred through December 31, 1999, we currently believe that RCRe's gross loss will not exhaust RCRe's reinsurance protections (although RCRe's net loss could increase within these protections based on the ultimate industry loss, the ultimate allocation of losses between the plane manufacturers and the airlines and other factors).

     For the year ended December 31, 1999, aviation assumed gross premiums earned, retroceded premiums earned, and net earned premiums were $43.7 million, $32.5 million and $11.2 million, respectively. While RCRe discontinued writing aviation business in 1999, RCRe currently has a number of assumed treaties that will continue to expose it to significant risk of aviation losses through 2001. Current estimates for gross aviation premiums that will be earned beyond 1999 aggregate approximately $20.5 million. Retrocessional premium charges to be recorded for retrocessional treaties presently in-force that expire during 2000 total approximately $15.4 million. Such retrocessional premium costs do not include additional retrocessional premium amounts that will be purchased to provide Folksamerica with additional retrocessional protection in connection with the sale of our reinsurance business to Folksamerica.

     Following the Egypt Air crash in October 1999, RCRe exhausted its initial layer of retrocessional protection for 1999 aviation exposures. Since October 1999, RCRe's initial retention as well as its total retention for aviation exposures are contingent on the size of insured industry losses, which could materially impact the recoveries under such retrocessions and therefore the net loss to us. Based on information currently available to us, we believe that RCRe's maximum exposures (net of retrocessional recoveries and reinstatement premiums) for future commercial airline losses vary depending on (i) the size of insured industry losses, (ii) the declining gross loss exposures as current in-force business expires, and (iii) the application of retrocessional protections which expire throughout 2000. Based on such current information, set forth below is our estimate of after-tax losses for RCRe's maximum exposures for the size industry loss and the time period presented (in millions):

                                                                          $700
                                                                             to
        Industry Loss:    $50       $100       $200      $300      $500   $1,500
                          ---       ----       ----      ----     ----    ------
        Year 2000
        From/To:
        January 1
        March 31          $1.5      $4.1       $3.4      $1.2      N/A      $1.0
        April 1
        June 30           $1.5      $4.1       $6.5      $4.3     $2.4      $8.3
        July 1
        September 30      $1.3      $3.1       $6.5      $7.5     $5.8      $8.7
        October 1
        December 31       $1.6      $3.7       $3.6      $5.1     $6.2      $8.7
        Year 2001         $1.6      $3.7       $5.3      $5.5     $5.5      $7.8

     We are presently evaluating the impact of recent commercial airline crashes that occurred in 2000, including the Alaska Air crash.

     Other Underwriting Loss Activity

     Except for multi-line business, all other classes of business also contributed to the 1999 underwriting loss, with the largest contribution from property business. The after-tax underwriting loss for property business approximated $4.9 million which included after-tax losses of $4.3 million for two large catastrophes in 1999 (Rouge steel plant in Dearborn, Michigan and French storm losses).

     The 1998 underwriting loss included an after-tax underwriting loss of $3.3 million for a property loss on a finite risk treaty.

     1999 Prior Year Development

     Estimates of prior accident year claims were increased by approximately $30 million in 1999 which added 10.2 points to the 1999 combined ratio. A substantial portion of this amount stemmed from (i) our review of additional claims information and our continuing underwriting and actuarial analysis of the business produced by the managing underwriting agency, (ii) notification of additional satellite losses received in 1999 pertaining to 1998, (iii) aviation losses, principally the previously discussed 1998 Swiss Air crash, and (iv) property losses reported on several international treaties that are in run-off.

     Estimates of prior accident year claims were reduced by approximately $2.8 million in 1998 primarily due to favorable claim development in the property and multi-line classes of business.

     Claims and claims expenses generally represent our most significant and uncertain costs. Reserves for these expenses are estimates involving actuarial and statistical projections at a given time of what we expect the ultimate settlement and administration of claims to cost based on facts and circumstances then known. The reserves are based on estimates of claims and claims expenses incurred and, therefore, the amount ultimately paid may be more or less than such estimates. The inherent uncertainties of estimating claim reserves are exacerbated for reinsurers by the significant periods of time (the "tail") that often elapse between the occurrence of an insured loss, the reporting of the loss to the primary insurer and, ultimately, to the reinsurer, and the primary insurer's payment of that loss and subsequent indemnification by the reinsurer. As a consequence, actual claims and claims expenses paid may deviate, perhaps materially, from estimates reflected in our reserves reported in our financial statements. The estimation of reserves by new reinsurers, such as us, may be less reliable than the reserve estimations of a reinsurer with an established volume of business and claims history. To the extent reserves prove to be inadequate, we may have to augment such reserves and incur a charge to earnings.

     Acquisition Costs

     In pricing RCRe's reinsurance treaties, we focus on many factors, including exposure to claims and commissions and brokerage expenses. Commissions and brokerage expenses are acquisition costs that generally vary by the type of treaty and line of business, and are considered by our underwriting and actuarial staff in evaluating the adequacy of premium writings. In a number of reinsurance treaties, provisional commissions are initially paid and subsequently increased or decreased, subject to a minimum and maximum amount, depending upon the claims and claims expenses experience of the assumed business. We record the commission increase or decrease in accordance with contractual terms based on the expected ultimate experience of the contract. The claims and commissions and brokerage ratios reflect our business mix.

     Other Operating Expenses

     Other operating expenses were $14.8 million in 1999, compared to $16.5 million and $13.5 million for the years ended December 31, 1998 and 1997, respectively.

     For 1999, the statutory operating expense ratio declined to 4.7%, compared with 6.8% for 1998 and 9.1% in 1997. The decline in our operating expense ratio was due to a decrease in other operating expenses and an increase in our net premiums written from the comparable prior year period. In addition, commencing in 1999, we allocated certain compensation and other operating expenses related to investment activities in the amount of $2.1 million to net investment income based on internal time studies. Such allocations were not made in prior periods. Due to such allocations, the 1999 statutory operating expense ratio improved by approximately one point and net investment income was reduced by approximately $0.08 per share, with no overall effect on operating results. On a pro-forma basis, the statutory operating expense ratios for 1998 and 1997 would have been 5.8% and 7.6%, respectively.

     Foreign Exchange

     Pre-tax foreign exchange gains and losses are recorded separately from statutory underwriting results and are therefore excluded from the statutory composite ratio. Unhedged monetary assets and liabilities are translated at the exchange rate in effect at the balance sheet date, with the resulting foreign exchange gains or losses recognized in income. For the years ended December 31, 1999, 1998 and 1997, pretax foreign exchange gains and (losses) were $198,000, $443,000 and ($682,000), respectively. Such future gains or losses may be affected by changes in foreign exchange rates which are unpredictable and could be material. For additional discussion, see "--Market Sensitive Instruments and Risk Management" below.

     Risk Retention

     Given RCRe's current level of surplus, under its current underwriting guidelines, the maximum net retention on any one claim for a given property or casualty treaty risk is generally $10 million.

     We monitor RCRe's earthquake and wind exposures and continuously reevaluate its estimated probable maximum pre-tax loss for such exposures through the use of modeling techniques. We generally seek to limit RCRe's probable maximum pre-tax net loss to no more than 10% of its statutory surplus for severe catastrophic events such as hurricanes and earthquakes that could be expected to occur once in every 100 years. This limitation includes combined exposure to underwriting losses, reinstatement costs for retrocessional arrangements which may be in force at the time of the losses resulting from the catastrophic event, and losses that RCRe may be exposed to as a result of its privately held investments in insurance and insurance-related entities. While we believe RCRe's risk management techniques are adequate, we cannot assure you that RCRe will not suffer pre-tax losses greater than 10% of its statutory surplus from a catastrophic event due to the inherent uncertainties in estimating the frequency and severity of such exposures. In addition, we believe that we cannot reasonably estimate RCRe's exposure to unrealized investment losses (if any) that may result from RCRe's investments in publicly traded securities of insurance and insurance-related entities.

     With respect to integrated solutions (where we combine an equity, equity-like or debt investment in a client company with the purchase by such client of reinsurance from RCRe), we generally limit RCRe's combined underwriting and investment exposure to pre-tax losses on any individual client to no more than 10% of RCRe's total statutory surplus.

     We continue to evaluate RCRe's potential catastrophe exposure, including both gross loss estimates and the impact of available reinsurance protection. While we believe our management of catastrophe exposures and underwriting guidelines are adequate, an extremely large catastrophic event, multiple catastrophic events or other unforeseen events could have a material adverse effect on our financial condition and results of operations.

     Net Investment Income

     At December 31, 1999, approximately 59% of our invested assets consisted of fixed maturity and short-term investments, compared to 48% at December 31, 1998. Net investment income was approximately $20.2 million in 1999, compared to $15.7 million and $14.4 million in 1998 and 1997, respectively. Such amounts for 1999, 1998 and 1997 are net of investment expenses of $5.5 million, $3.6 million and $2.2 million, respectively. The investment expense amounts include investment advisory fees of $2.0 million, $3.3 million and $1.8 million, respectively. The 1999 net investment income is also net of $1.1 million for the payment of interest expense in connection with the settlement of satellite losses.

     Our investment yields at amortized cost were as follows for the periods set forth below:

                                        Years Ended December 31,
                                  ---------------------------------------------
                                  1999                 1998          1997
                                  ----                 ----          ----
        Investment yields:
        Pre-tax                   3.6%                 3.4%          3.7%
        Net of tax                2.7%                 2.5%          2.7%

     Our investment yields are reflective of a significant allocation of the total investment portfolio in equity securities, which yield less current income than fixed maturity investments. At December 31, 1999 and 1998, investments in public and private equity securities approximated 41% and 49%, respectively, of total cash and invested assets. Additionally, such investment yields exclude our equity in the net income or loss of private equity investments accounted for under the equity method.

     Net Realized Gains (Losses) on Investments

     Our source of net realized investment gains (losses) were as follows:

                                                                                In thousands
                                                                          Years Ended December 31,
                                                                      ---------------------------------
                                                                      1999          1998          1997
                                                                      ----          ----          ----

        Net realized investment gain (losses)
          Fixed maturity securities                                 ($1,776)       $1,472          $275
          Publicly traded equity securities                         16,798         16,582        3,878
          Privately held securities                                   2,205          7,198       (4,913)
                                                                    -------        -------       ------
          Sub-total                                                  17,227        25,252          (760)
          Income tax expense (benefit)                                6,029          8,838         (266)
                                                                    -------        -------         ----
          Net realized investment gains (losses), net of            $11,198       $16,414         ($494)
                                                                    =======       =======         =====
           tax

     Income Taxes

     Our 1999 income tax benefit, 1998 effective tax rate of 5% and the 1997 income tax benefit are less than the 35% statutory rate on pre-tax operating income due primarily to tax exempt income and the dividends received deductions. The 1999, 1998 and 1997 gross deferred income tax benefits of approximately $10.5 million, $7.3 million and $2.1 million, respectively, which are assets considered recoverable from future taxable income, resulted from temporary differences between financial and taxable income.

     The net deferred income tax asset at December 31, 1999 was $7.8 million. We periodically evaluate the need for a valuation allowance for any portion of the deferred tax asset that our management believes will not be realized based on current and future operating performance and available tax planning strategies.

     While we believe that a valuation allowance is not necessary at December 31, 1999, continued future comprehensive losses or future decisions with respect to business strategy following the sale of our reinsurance business may result in the establishment of a valuation allowance in future financial statements.

     We have a net operating loss carryforward which expires in 2019, for which we have established a deferred income tax asset of $7.3 million at December 31, 1999. The repurchase of our common stock held by XL Capital resulted in a 27.8% change in ownership by 5% shareholders. If, in the ensuing three years, there is more than a 22.2% additional change in ownership by 5% shareholders, an "ownership change" will have taken place for federal income tax purposes. If such ownership change occurs, the amount of loss carryforwards that can be used in any subsequent year may be severely limited and could be eliminated in certain circumstances. See the section of our special meeting proxy statement entitled "Risk Factors--The financing of our business plan may cause us to forfeit certain tax benefits," which is incorporated by reference.

Investments

     A principal component of our investment strategy is investing a significant portion of RCRe's invested assets in publicly traded and privately held equity securities, primarily issued by insurance and reinsurance companies and companies providing services to the insurance industry. Cash and fixed maturity investments and, if necessary, the sale of marketable equity securities will be used to support shorter-term liquidity requirements.

     As a significant portion of RCRe's investment portfolio consists of equity securities issued by insurance and reinsurance companies and companies providing services to the insurance industry, the equity portfolio lacks industry diversification and will be particularly subject to the performance of the insurance industry. Unlike fixed income securities, equity securities such as common stocks, including the equity securities in which RCRe has invested, generally are not and will not be rated by any nationally recognized rating service. The values of equity securities generally are more dependent on the financial condition of the issuer and less dependent on fluctuations in interest rates than are the values of fixed income securities. The market value of equity securities generally is regarded as more volatile than the market value of fixed income securities. The effects of such volatility on RCRe's equity portfolio could be exacerbated to the extent that such portfolio is concentrated in the insurance industry and in relatively few issuers. From December 31, 1999 to March 24, 2000, the market value of our public equity portfolio has decreased by approximately $28 million due to general stock market volatility, market decline in the property and casualty insurance sector and the poor operating performance of several of our investee companies. For additional discussion, see "--Market Sensitive Instruments and Risk Management" below.

     As our investment strategy is to invest a significant portion of RCRe's investment portfolio in equity securities, our investment income in any fiscal period may be smaller, as a percentage of investments, and less predictable than that of other insurance and/or reinsurance companies, and net realized and unrealized gains (losses) on investments may have a greater effect on our results of operations or stockholders' equity at the end of any fiscal period than would be the case for other insurance and/or reinsurance companies. Since the realization of gains and losses on equity investments is not generally predictable, such gains and losses have differed and will differ significantly from period to period. Variability and declines in our results of operations could be further exacerbated by private equity investments in start-up companies which are accounted for under the equity method. Such start-up companies may be expected initially to generate operating losses.

     Investments included in RCRe's private portfolio include securities issued by privately held companies and by publicly traded companies that are generally restricted as to resale or are otherwise illiquid and do not have readily ascertainable market values. The risk of investing in such securities is generally greater than the risk of investing in securities of widely held, publicly traded companies. Lack of a secondary market and resale restrictions may result in an inability by us to sell a security at a price that would otherwise be obtainable if such restrictions did not exist and may substantially delay the sale of a security we seek to sell.

     At December 31, 1999, cash and invested assets totaled approximately $585.9 million, consisting of $82.2 million of cash and short-term investments, $261.1 million of publicly traded fixed maturity investments,

$158.6 million of publicly traded equity securities, and $83.9 million of privately held securities. Included in privately held securities are investments totaling $42.6 million which are accounted for under the equity method.

     At December 31, 1999, RCRe's private equity portfolio consisted of 12 investments, with additional investment portfolio commitments in an aggregate amount of approximately $23.2 million.

     In 1999, we completed one integrated transaction with an existing client of RCRe, a follow-on investment in an existing investee and one additional investment commitment. In addition, we divested four of RCRe's investments. (See note 3 under the caption "Investment Information" of the accompanying notes to our audited consolidated financial statements.)

     In October 1998, we provided $5 million in financing on a fully secured basis to a managing general agency, and received a related reinsurance commitment expected to generate an aggregate of $90 million of reinsurance premiums over three years pursuant to terms and conditions that we believe are more favorable than those available in the open market.

     On March 6, 2000, we extended a loan in an aggregate principal amount of $3.5 million to American Independent Insurance Holding Company ("AIHC"), one of our investee companies. The loan is secured by a second priority pledge of the capital stock of AIHC and assets of AIHC, and matures on September 6, 2001 (which date may be extended to March 6, 2002 upon the occurrence of certain events). The net proceeds of the loan were contributed to the surplus of AIHC's subsidiary, American Independent Insurance Company. In connection with the loan, we were issued warrants (in addition to the warrants issued to us in connection with a prior loan to AIHC) granting us the right to acquire equity in AIHC.

     See note 3 under the caption "Investment Information" of the accompanying notes to our audited consolidated financial statements for certain information regarding RCRe's publicly traded and privately held securities and their carrying values, and commitments made by RCRe relating to its privately held securities.

     At December 31, 1999, approximately 88% of RCRe's fixed maturity and short-term investments were rated investment grade by Moody's or Standard & Poor's and had an average quality rating of AA and an average duration of approximately 3.7 years.

     At December 31, 1999, RCRe is obligated under letters of credit in the aggregate amount of approximately $9.7 million, which secure certain reinsurance obligations. Securities with a carrying value of approximately $11.2 million have been pledged as collateral for these letters of credit.

     RCRe has not invested in derivative financial instruments such as futures, forward contracts, swaps, or options or other financial instruments with similar characteristics such as interest rate caps or floors and fixed-rate loan commitments. RCRe's portfolio includes market sensitive instruments, such as mortgage-backed securities, which are subject to prepayment risk and changes in market value in connection with changes in interest rates. RCRe's investments in mortgage-backed securities, which amounted to approximately $27.3 million at December 31, 1999, or 4.7% of cash and invested assets, are classified as available for sale and are not held for trading purposes.

Market Sensitive Instruments and Risk Management

     In accordance with the SEC's Financial Reporting Release No. 48, the following analysis presents hypothetical losses in cash flows, earnings and fair values of market sensitive instruments which are held by RCRe as of December 31, 1999 and are sensitive to changes in interest rates, foreign exchange rates and equity security prices. This risk management discussion and the estimated amounts generated from the following sensitivity analysis represent forward-looking statements of market risk assuming certain adverse market conditions occur. Actual results in the future may differ materially from these projected results due to actual developments in the global financial markets. The analysis methods used by us to assess and mitigate risk should not be considered projections of future events of losses.

     Market risk represents the risk of changes in the fair value of a financial instrument and is comprised of several components, including liquidity, basis and price risks. The focus of the SEC's market risk rules is on price risk. For purposes of specific risk analysis, we employ sensitivity analysis to determine the effects that market risk exposures could have on the future earnings, fair values or cash flows of RCRe's financial instruments.

     The financial instruments included in the following sensitivity analysis consist of all of our cash and invested assets, excluding investments carried under the equity method of accounting.

     Equity Price Risk

     We are exposed to equity price risks on the public and private equity securities included in RCRe's investment portfolio. All of RCRe's publicly traded equity securities and privately held securities were issued by insurance and reinsurance companies or companies providing services to the insurance industry. We typically do not attempt to reduce or eliminate RCRe's market exposure on these securities. Investments included in RCRe's private portfolio include securities issued by privately held companies and securities issued by public companies that are generally restricted as to resale or are otherwise illiquid and do not have readily ascertainable market values. Investments in privately held securities issued by privately and publicly held companies may include both equity securities and securities convertible into, or exercisable for, equity securities (some of which may have fixed maturities).

     RCRe's publicly traded and privately held equity securities at December 31, 1999, which are carried at a fair value of $158.6 million and $84.0 million, respectively, have exposure to price risk. The estimated potential losses in fair value for RCRe's publicly traded and privately held equity portfolios resulting from a hypothetical 10% decrease in quoted market prices, dealer quotes or fair value are $15.9 million and $8.4 million, respectively.

     Interest Rate Risk

     The aggregate hypothetical loss generated from an immediate adverse shift in the treasury yield curve of 100 basis points would result in a decrease in total return of 4.1%, which would produce a decrease in market value of $10.6 million on RCRe's fixed maturity investment portfolio valued at $261.1 million at December 31, 1999. There would be no material impact on RCRe's short-term investments.

     Foreign Currency Exchange Rate Risk

     We have foreign currency risk on both reinsurance balances receivable and reinsurance balances payable, including claims and claims expenses. We do not currently utilize derivative instruments to manage our exposure to foreign currency movements. At December 31, 1999, the substantial majority of the Company's net receivable/payable position was denominated in United States dollars. At such date, the largest foreign currency exposure related to liabilities denominated in British Pounds Sterling. We had a net liability balance in Sterling of approximately $2.6 million. A 10% increase in the Sterling/United States dollar exchange rate would have resulted in a loss to us of $268,000. Given our limited amount of net asset or liability balances in other foreign currencies, any currency movement of 10% would not produce a material loss for purposes of this discussion.

Liquidity and Capital Resources

     We are a holding company and currently have no significant operations or assets other than our ownership of the capital stock of RCRe. We rely on cash dividends and distributions from RCRe to make payments, including for any operating expenses that we may incur and for any dividends or stock repurchases as our board of directors may determine. Our board currently does not intend to declare dividends or make any other distributions. However, our board intends to make a determination regarding stock repurchases following the consummation of the asset sale. See "Market for Registrant's Common Equity and Related Stockholder Matters(Dividends" and the sections included in our special meeting proxy statement entitled "Risk Factors-- We currently do not anticipate paying dividends, but may consider share repurchases" and "Dividend and Stock Repurchase Policy." RCRe's ability to pay dividends or make distributions to us is dependent upon its ability to achieve satisfactory underwriting and investment results and to meet regulatory standards of the State of Nebraska, as described below. There are presently no contractual restrictions on RCRe's payment of dividends or the making of distributions to us. We intend to cause RCRe to make an extraordinary distribution to us following the asset sale. See "--General--RCRe Distribution."

     Nebraska insurance laws provide that, without prior approval of the Nebraska Director, RCRe cannot pay a dividend or make a distribution (together with other dividends or distributions paid during the preceding 12 months) that exceeds the greater of (i) 10% of statutory surplus as of the preceding December 31 or

(ii) statutory net income from operations from the preceding calendar year not including realized capital gains. Net income (exclusive of realized capital gains) not previously distributed or paid as dividends from the preceding two calendar years may be carried forward for dividends and distribution purposes. Any proposed dividend or distribution in excess of such amount is called an "extraordinary" dividend or distribution and may not be paid until either it has been approved, or a 30-day waiting period has passed during which it has not been disapproved, by the Nebraska Director. Notwithstanding the foregoing, Nebraska insurance laws provide that any distribution that is a dividend may be paid by RCRe only out of earned surplus arising from its business, which is defined as unassigned funds (surplus) as reported in the statutory financial statement filed by RCRe with the Nebraska Insurance Department for the most recent year, including any surplus arising from unrealized capital gains or revaluations of assets. Any distribution that is a dividend and that is in excess of RCRe's unassigned funds, exclusive of any surplus arising from unrealized capital gains or revaluation of assets, will be deemed an "extraordinary" dividend subject to the foregoing requirements. Due to the distribution that was required to be made in connection with the XL Capital stock repurchase, we may not declare any other distribution for twelve months from the closing date of the stock repurchase unless such subsequent distribution is approved by the Nebraska Director. See "Business--Insurance Regulation" and note 10 to our audited consolidated financial statements included in this report for further details regarding statutory restrictions on distributions by RCRe.

     We, RCRe and Cross River file consolidated federal income tax returns and have entered into a tax sharing agreement (the "Tax Sharing Agreement"), allocating the consolidated income tax liability on a separate return basis. Pursuant to the Tax Sharing Agreement, RCRe and Cross River make tax sharing payments to us based on such allocation.

     Net cash flow from operating activities for the years ended December 31, 1999, 1998 and 1997 was approximately $7.5 million, $68.5 million and $49.0 million, respectively, consisting principally of premiums received, investment income (excluding net realized investment gains), offset by operating costs and expenses. The primary sources of liquidity for Risk Capital Reinsurance are net cash flow from operating activities, principally premiums received, the receipt of dividends and interest on investments and proceeds from the sale or maturity of investments. RCRe's cash flow is also affected by claims payments, some of which have been large. For example, we experienced negative cash flow from operations of approximately $25 million in the 1999 fourth quarter as a result of significant paid loss activity. Such situations could reoccur as our book of business matures, claims are settled and if we continue to experience poor underwriting performance. Therefore, our cash flow could fluctuate significantly from period to period.

     RCRe does not currently have any material commitments for any capital expenditures over the next 12 months. We expect that our financing and operational needs for the foreseeable future will be met by our balance of cash and short-term investments, as well as by funds generated from operations. Following the sale of the reinsurance operations to Folksamerica, our objective will be to pursue business combinations and ventures with operating businesses. We have not yet identified any specific business opportunities. Accordingly, we may need to secure additional financing to carry out our business plan. We cannot assure you that we will be successful in the implementation of our current or future business strategy. See the section of our special meeting proxy statement entitled "Risk Factors--Risks Relating to Our Business After the Asset Sale," which is incorporated by reference.

     At December 31, 1999, our consolidated stockholders' equity totaled $346.5 million, or $20.28 per share based on issued and outstanding shares, and $20.28 per share on a diluted basis which includes outstanding dilutive warrants and options. At such date, statutory surplus of RCRe was approximately $290 million. As a result of the XL Capital stock repurchase, stockholders' equity has been reduced by $59.4 million and book value per share has increased to $23.27 per share on a fully diluted basis. RCRe's statutory surplus was also reduced by $60 million to $230 million due to the sale to XL Capital of the stock and warrants in LARC Holdings, Ltd. and Annuity and Life Re Holdings, Ltd., based on their statutory carrying values at December 31, 1999. Based on data from the RAA, after giving effect to the XL Capital stock repurchase, RCRe was the 20th largest domestic broker market oriented reinsurer as measured by its $230 million of statutory surplus.

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

     We will adopt this statement in the first quarter of 2001. Historically, we have not invested in derivative financial instruments. However, derivatives may be embedded in other financial instruments, such as convertible securities and prepayment options in mortgages. If the embedded derivative meets certain criteria, it must be bifurcated from the host contract and separately accounted for consistent with other derivatives.

     RCRe's portfolio includes market sensitive instruments, such as convertible securities and mortgage-backed securities, which are subject to prepayment risk and changes in market value in connection with changes in interest rates. Our investments in mortgage-backed securities are classified as available for sale and are not held for trading purposes. Assuming the current investment strategy at the time of adoption, our presentation of financial information under the new statement will not be materially different than the current presentation.

     Start-Up Costs

     Effective January 1, 1999, we changed our method of accounting for start-up costs in accordance with the Accounting Standards Executive Committee's Statement of Position ("SOP") 98-5 "Reporting on the Costs of Start-Up Activities." This statement requires costs of start-up activities, including organization costs, to be expensed as incurred. The change in accounting principle resulted in the write-off of the start-up costs capitalized as of January 1, 1999 for us and RCRe's investee companies carried under the equity method of accounting. The cumulative effect of the write-off, which totals $383,000, after-tax, or $0.02 per share, has been expensed and is included in the 1999 net loss. (See note 2 of the accompanying notes to our audited consolidated financial statements.)

Insurance Regulation

     RCRe, in common with other insurers, is subject to extensive governmental regulation and supervision in the various states and jurisdictions in which it transacts business. The laws and regulations of the State of Nebraska, the domicile of RCRe, have the most significant impact on its operations.

     From time to time various regulatory and legislative changes have been proposed in the insurance and reinsurance industry, some of which could have an effect on reinsurers. Among the proposals that have in the past been, or are at present being considered, are (i) the possible introduction of federal regulation in addition to, or in lieu of, the current system of state regulation of insurers and (ii) proposals in various state legislatures (some of which proposals have been enacted) to conform portions of their insurance laws and regulations to various model acts adopted by the NAIC. We are unable to predict whether any of such laws and regulations will be adopted, the form in which any such laws and regulations would be adopted, or the effect, if any, these developments would have on our operations and financial condition. See "Business--Insurance Regulation."

     In March 1998, the NAIC adopted the codification of statutory accounting principles project that will generally be applied to all insurance and reinsurance company financial statements filed with insurance regulatory authorities as early as the statutory filings made in 2001. Although the codification is not expected to materially affect many existing statutory accounting practices presently followed by most insurers and reinsurers such as RCRe, there are several accounting practices that may be changed. The most significant change would involve accounting for deferred income taxes, which change would require a deferred tax liability to be recorded for unrealized appreciation of invested assets, net of available deferred tax assets, that would result in a reduction to statutory surplus. If such requirement had been in effect in 1999, the statutory surplus of RCRe at December 31, 1999 would have remained at $290 million.

Effects of Inflation

     The effects of inflation on us are implicitly considered in pricing and estimating reserves for unpaid claims and claims expenses. The actual effects of inflation on our results cannot be accurately known until claims are ultimately settled.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Please refer to the information appearing above under the subheading "Market Sensitive Instruments and Risk Management" included as part of the "Management's Discussion and Analysis of Financial Condition and Results of Operations," which information is incorporated by reference.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See our consolidated financial statements and notes thereto and required financial statement schedules on pages F-1 through F-43 and S-1 through S-7 below.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated by reference from the information to be included in our definitive proxy statement for our annual meeting of stockholders to be held in 2000, which we intend to file with the SEC before April 30, 2000, under the following headings: "Election of Directors--Directors and Executive Officers--Nominees," "--Continuing Directors and Executive Officers" and "Election of Directors--Security Ownership of Certain Beneficial Owners and Management--Section 16(a) Beneficial Ownership Reporting Compliance."


ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference form the information to be included in the annual meeting proxy statement under the headings "Election of Directors--Directors and Executive Officers--Compensation of Directors," "Election of Directors--Executive Compensation" and "--Performance Graph."


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference from the information to be included in the annual meeting proxy statement under the heading "Election of Directors--Security Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this item is incorporated by reference from the information to be included in the annual meeting proxy statement under the headings "Election of Directors--Executive Compensation--Compensation Committee Interlocks and Insider Participation" and "Election of Directors--Certain Relationships and Related Transactions."

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

Financial Statements and Schedules

     Financial statements and schedules listed in the accompanying index to our financial statements and schedules on page F-1 are filed as part of this report, and are included in Item 8.

Exhibits

     The exhibits listed in the accompanying exhibit index are filed as part of this report. These exhibits include, without limitation, certain management contracts and compensatory plans as described therein.

Reports on Form 8-K

     No reports on Form 8-K were filed by us during the fourth quarter of 1999. We did file Forms 8-K on (1) January 18, 2000 (reporting the proposed sale of our reinsurance operations to Folksamerica Reinsurance Company and the XL stock repurchase) and (2) March 2, 2000 (reporting the closing of the XL stock repurchase).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             RISK CAPITAL HOLDINGS, INC.
                                                  (Registrant)

                                             By:   /s/ Mark D. Mosca
                                             Name: Mark D. Mosca
                                             Title:   President and Chief
                                                      Executive Officer

March 29, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

   Signature                                   Title                                     Date

     /s/ Mark D. Mosca                       President and Chief Executive Officer              March 21, 2000
   -------------------------------           (Principal Executive Officer) and
   Mark D. Mosca                             Director


     /s/ Robert Clements                     Chairman and Director                              March 22, 2000
   -------------------------------
   Robert Clements

     /s/ Peter A. Appel                      Executive Vice President, Chief                    March 21, 2000
   -------------------------------           Operating Officer, General Counsel and
   Peter A. Appel                            Director



     /s/ Paul J. Malvasio                    Managing Director, Chief Financial                 March 21, 2000
   -------------------------------           Officer and Treasurer (Principal
   Paul J. Malvasio                          Financial Officer and Principal
                                             Accounting Officer)


     /s/ Michael P. Esposito, Jr.            Director                                           March 27, 2000
   -------------------------------
   Michael P. Esposito, Jr.

     /s/ Lewis L. Glucksman                  Director                                           March 27, 2000
   -------------------------------
   Lewis L. Glucksman

     /s/ Ian R. Heap                         Director                                           March 22, 2000
   -------------------------------
   Ian R. Heap

     /s/ Thomas V. A. Kelsey                 Director                                           March 27, 2000
   -------------------------------
   Thomas V. A. Kelsey

     /s/ Robert F. Works                     Director                                           March 23, 2000
   -------------------------------
   Robert F. Works

     /s/ Philip L. Wroughton                 Director                                           March 27, 2000
   -------------------------------
   Philip L. Wroughton

----------------
* By Paul J. Malvasio, as attorney-in-fact and agent, pursuant to a power of attorney, a copy of which has been filed with the Securities and Exchange Commission as Exhibit 24 to this report.


     /s/ Paul J. Malvasio
     -------------------------
     Paul J. Malvasio
     Attorney-in-Fact

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


                                                                   Pages

Risk Capital Holdings, Inc. and Subsidiaries
     Report of Independent Accountants on Financial
     Statements ..............................................       F-2

     Consolidated Balance Sheet at December 31, 1999 and
     1998 ....................................................       F-3

     Consolidated Statement of Income and Comprehensive
     Income for the years ended December 31, 1999, 1998 and
     1997 ....................................................       F-4

     Consolidated Statement of Changes in Stockholders'
     Equity for the years ended December 31, 1999, 1998 and
     1997 ....................................................       F-5

     Consolidated Statement of Cash Flows for the years
     ended December 31, 1999, 1998 and 1997 ..................       F-6

     Notes to Consolidated Financial Statements ..............       F-7 - F-43

Schedules

   Report of Independent Accountants on Financial Statement
   Schedules                                                         S-1

     I.   Summary of Investments Other Than Investments in
          Related Parties at December 31, 1999 ...............       S-2

     II.  Condensed Financial Information of Registrant ......       S-3 - S-5

     III. Supplementary Insurance Information for the years
          ended December 31, 1999, 1998 and 1997 .............       S-6

     IV.  Reinsurance for the years ended December 31, 1999,
          1998 and 1997 ......................................       S-7

   Schedules other than those listed above are omitted for the reason that they are not applicable.

                        Report of Independent Accountants




To the Board of Directors and Stockholders of Risk Capital Holdings, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income and comprehensive income, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Risk Capital Holdings, Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




/s/ PricewaterhouseCoopers, LLP
New York, New York
February 1, 2000, except as to Note 14, which is as of
March 2, 2000


                                         RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
                                                  CONSOLIDATED BALANCE SHEET
                                                    (Dollars in thousands)
                                                                                                        December 31,
                                                                                              ----------------------------------
                                                                                                  1999               1998
                                                                                              -------------     ----------------
Assets
Investments:
Fixed maturities (amortized cost: 1999, $270,345; 1998, $173,379)                                $261,067              $174,540
Publicly traded equity securities (cost: 1999, $105,747; 1998, $110,598)                          158,631               154,678
Privately held securities (cost: 1999, $85,748; 1998, $109,966)                                    83,969               137,091
Short-term investments                                                                             72,785               108,809
                                                                                              -------------     ----------------
       Total investments                                                                          576,452               575,118
Cash                                                                                                9,457                12,037
Accrued investment income                                                                           4,527                 2,632
Premiums receivable                                                                               119,320                88,610
Reinsurance recoverable                                                                            73,122                30,575
 Deferred policy acquisition costs                                                                 23,585                23,515
 Investment accounts receivable                                                                                           3,928
Federal income tax recoverable                                                                      8,758
 Deferred income tax asset                                                                          7,834
Other insurance assets                                                                             36,975                16,832
Other assets                                                                                        4,329                 4,583
                                                                                              -------------     ----------------
      Total Assets                                                                               $864,359              $757,830
                                                                                              =============     ================
Liabilities
Claims and claims expenses                                                                        $364,554             $216,657
Unearned premiums                                                                                  108,743              102,775
Reinsurance premiums payable                                                                        14,666                5,396
Investment accounts payable                                                                                               3,981
Federal income tax payable                                                                                                2,229
Deferred income tax liability                                                                                            13,182
Other insurance liabilities                                                                         24,541                9,525
Other liabilities                                                                                    5,341                6,083
                                                                                              -------------     ----------------
      Total Liabilities                                                                            517,845              359,828
                                                                                              -------------     ----------------
Commitments (See Note 5)

Stockholders' Equity Preferred stock, $.01 par value:
     20,000,000 shares authorized (none issued)
Common stock, $.01 par value:
    80,000,000 shares authorized
    (issued: 1999, 17,109,736; 1998, 17,102,503)                                                       171                  171
Additional paid-in capital                                                                         342,034              341,878
Deferred compensation under stock award plan                                                          (317)              (1,062)
Retained earnings (deficit)                                                                        (22,175)              10,261
Accumulated other comprehensive income consisting of unrealized appreciation of
investments, net of income tax                                                                      27,188               47,038
Less treasury stock, at cost (1999, 21,766; 1998, 15,065)                                             (387)                (284)
                                                                                              -------------     ----------------
      Total Stockholders' Equity                                                                   346,514              398,002
                                                                                              -------------
      Total Liabilities and Stockholders' Equity                                                  $864,359             $757,830
                                                                                              =============     ================

                 See Notes to Consolidated Financial Statements

                  RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
                      (In thousands, except per share data)

                                                                                       Years Ended December 31,
                                                                              1999                1998                1997
                                                                        --------------     ---------------    -----------------
Revenues
Net premiums written                                                        $306,726            $234,735             $144,834
(Increase) decrease in unearned premiums                                       4,642             (28,541)             (37,462)
                                                                        --------------      --------------    -----------------
Net premiums earned                                                          311,368             206,194              107,372
Net investment income                                                         20,173              15,687               14,360
Net realized investment gains (losses)                                        17,227              25,252                 (760)
                                                                        --------------      --------------    -----------------
     Total revenues                                                          348,768             247,133              120,972
                                                                        --------------      --------------    -----------------
Operating Costs and Expenses
Claims and claims expenses                                                   305,841             176,125               73,407
Commissions and brokerage                                                     80,540              50,537               31,467
Other operating expenses                                                      14,816              16,452               13,523
Foreign exchange (gain) loss                                                    (198)               (443)                 682
                                                                        --------------      --------------    -----------------
     Total operating costs and expenses                                      400,999             242,671              119,079
                                                                        --------------      --------------    -----------------
Income (Loss)
Income (loss) before income taxes, equity in net income (loss)
of investees and cumulative effect of accounting change                      (52,231)              4,462                1,893
                                                                        --------------      --------------    -----------------
Federal income taxes:
        Current                                                                (9,021)             7,512                1,761
        Deferred                                                              (10,536)            (7,277)              (2,099)
                                                                        --------------      --------------    -----------------
Income tax expense (benefit)                                                  (19,557)               235                 (338)
                                                                        --------------      --------------    -----------------
Income (loss) before equity in net income (loss) of investees
and cumulative effect of accounting change                                   (32,674)              4,227                2,231
Equity in net income (loss) of investees                                         621              (1,136)                (192)
                                                                        --------------      --------------    -----------------
Income (loss) before cumulative effect of accounting change                   (32,053)             3,091                2,039
Cumulative effect of accounting change                                           (383)
                                                                        --------------      --------------    -----------------
Net income (loss)                                                             (32,436)             3,091                2,039
                                                                        --------------      --------------    -----------------
Other Comprehensive Income (Loss), Net of Tax

Change in net unrealized appreciation of investments, net of tax             (19,850)             (7,466)              45,068
                                                                        --------------      --------------    -----------------
Comprehensive Income (Loss)                                                 ($52,286)            ($4,375)             $47,107
                                                                        ==============      ==============    =================
Average shares outstanding
Basic                                                                      17,086,732          17,065,165         17,032,601
Diluted                                                                    17,086,808          17,718,223         17,085,788

Per Share Data
Net Income (Loss)  - Basic                                                    ($1.90)              $0.18               $0.12
                   - Diluted                                                  ($1.90)              $0.17               $0.12
Comprehensive Income (Loss)  - Basic                                          ($3.06)             ($0.26)              $2.77
                             - Diluted                                        ($3.06)             ($0.26)              $2.76


                 See Notes to Consolidated Financial Statements

                  RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (In thousands)

                                                                                     Years Ended December 31,
                                                                            1999                1998                1997
                                                                  ---------------    ----------------    ----------------
Common Stock
Balance at beginning of year                                              $171                 $171                $170
Issuance of common stock
Restricted common stock issued                                                                                        1
                                                                  ---------------     ---------------    ----------------
     Balance at end of year                                                171                  171                 171

Additional Paid-in Capital
Balance at beginning of year                                           341,878              341,162             340,435
Issuance of common stock                                                   156                  716                 727
                                                                  ---------------     ---------------    ----------------
     Balance at end of year                                            342,034              341,878             341,162
                                                                  ---------------     ---------------    ----------------
Deferred Compensation Under Stock Award Plan
Balance at beginning of year                                            (1,062)              (1,778)             (2,959)
Restricted common stock (issued) cancelled                                 117                 (296)               (506)
Compensation expense recognized                                            628                1,012               1,687
                                                                  ---------------     ---------------    ----------------
     Balance at end of year                                               (317)              (1,062)             (1,778)
                                                                  ---------------     ---------------    ----------------
Retained Earnings (Deficit)
Balance at beginning of year                                            10,261                7,170               5,131
Net income (loss)                                                      (32,436)               3,091               2,039
                                                                  ---------------     ---------------    ----------------
     Balance at end of year                                            (22,175)              10,261               7,170
                                                                  ---------------     ---------------    ----------------
Treasury Stock, At Cost
Balance at beginning of year                                              (284)                (198)
Purchase of treasury stock                                                (103)                 (86)               (198)
                                                                  ---------------     ---------------    ----------------
Balance at end of year                                                    (387)                (284)               (198)
                                                                  ---------------     ---------------    ----------------
Accumulated Other Comprehensive Income Consisting
  of Unrealized
Appreciation of Investments, Net of Income Tax
Balance at beginning of year                                            47,038               54,504               9,436
Change in unrealized appreciation                                      (19,850)              (7,466)             45,068
                                                                  ---------------     ---------------    ----------------
     Balance at end of year                                             27,188               47,038              54,504
                                                                  ---------------     ---------------    ----------------
Total Stockholders' Equity
Balance at beginning of year                                           398,002              401,031             352,213
Issuance of common stock                                                   156                  716                 728
Change in deferred compensation                                            745                  716               1,181
Net income (loss)                                                      (32,436)               3,091               2,039
Purchase of treasury stock                                                (103)                 (86)               (198)
Change in unrealized appreciation of investments,
  net of income tax
                                                                       (19,850)              (7,466)             45,068
                                                                  ---------------     ---------------    ----------------
     Balance at end of year                                           $346,514             $398,002            $401,031
                                                                  ===============     ===============    ================



                 See Notes to Consolidated Financial Statements

                  RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)

                                                                                      Years Ended December 31,
                                                                            1999                1998               1997
                                                                       ---------------     ---------------    ----------------
Operating Activities
Net income (loss)                                                         ($32,436)              $3,091               $2,039
 Adjustments to reconcile net income to net cash
 Provided by (used for) operating activities:
    Liability for claims and claims expenses, net                          147,897              145,889               49,998
    Unearned premiums                                                       (4,642)              28,541               36,886
    Premiums receivable                                                    (30,710)              (41,103)            (23,838)
    Accrued investment income                                               (1,895)                 149                 (630)
    Reinsurance recoverable                                                (31,938)             (31,087)               1,098
    Reinsurance balances payable                                             9,270                5,185                 (325)
    Deferred policy acquisition costs                                          (70)               (6,223)            (10,274)
    Net realized investment (gains)/losses                                 (17,227)             (25,252)                 760
    Deferred income tax asset                                              (10,327)               (7,889)             (2,202)
    Other liabilities                                                       11,695                 9,920                 (78)
    Other items, net                                                       (32,071)              (12,715)             (4,396)
                                                                       ---------------     ---------------    ----------------
Net Cash Provided By Operating Activities                                    7,546                68,506              49,038
                                                                       ---------------     ---------------    ----------------
Investing Activities
Purchases of fixed maturity investments                                   (374,862)             (295,912)           (239,395)
Sales of fixed maturity investments                                        270,325               254,716             241,035
Net sales (purchases) of short-term investments                             41,898               (16,924)             20,390
Purchases of equity securities                                             (39,364)             (110,321)            (95,738)
Sales of equity securities                                                  92,045               102,876              33,104
Purchases of furniture, equipment and leasehold improvements                  (338)                 (252)               (910)
                                                                       ---------------     ---------------    ----------------
Net Cash Used For Investing Activities                                     (10,296)              (65,817)            (41,514)
                                                                       ---------------     ---------------    ----------------
Financing Activities
Common stock issued                                                            156                   716                 728
Purchase of treasury shares                                                   (103)                  (86)               (198)
Deferred compensation on restricted stock                                      117                  (296)               (506)
                                                                       ---------------     ---------------    ----------------
Net Cash Provided By Financing Activities                                      170                   334                  24
                                                                       ---------------     ---------------    ----------------

Increase in cash                                                            (2,580)                3,023               7,548
Cash beginning of year                                                      12,037                 9,014               1,466
                                                                       ---------------     ---------------    ----------------
Cash end of year                                                            $9,457               $12,037              $9,014
                                                                       ===============     ===============    ================




                 See Notes to Consolidated Financial Statements

                  RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   Formation, Capitalization and Business

     Risk Capital Holdings, Inc. ("RCHI"), incorporated in March 1995 under the laws of the State of Delaware, is a holding company whose wholly owned subsidiary, Risk Capital Reinsurance Company ("Risk Capital Reinsurance"), a Nebraska corporation, was formed to provide, on a global basis, property and casualty reinsurance and other forms of capital, either on a stand-alone basis or as part of integrated capital solutions for insurance companies with capital needs that cannot be met by reinsurance alone. RCHI and Risk Capital Reinsurance are collectively referred to herein as the "Company". In September 1995, through its initial public offering, related exercise of the underwriters' over-allotment option and direct sales of 16,750,625 shares of RCHI's common stock, par value $.01 per share (the "Common Stock"), at $20 per share, and the issuance of warrants, RCHI was capitalized with net proceeds of approximately $335.0 million, of which $328.0 million was contributed to the statutory capital of Risk Capital Reinsurance. In July 1998, Risk Capital Reinsurance capitalized its wholly owned subsidiary, Cross River Insurance Company ("Cross River"), with $20 million. Cross River received its Nebraska license in October 1998, and is currently authorized to write insurance on an excess and surplus lines basis in 22 additional states.

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

     The Company generally seeks to write a small number of large reinsurance treaty transactions that may also be integrated with an equity investment in client companies. Such reinsurance may include traditional and finite risk property and casualty reinsurance treaty coverages, including excess of loss reinsurance and quota share or proportional reinsurance. The Company also writes treaty reinsurance for ocean marine, aviation and space, fidelity and surety, and accident and health risks. In 1999, the Company discontinued its aviation and space lines of business. The Company's investment strategy is focused on the insurance industry. A principal component of this strategy is investing a significant portion of invested assets in publicly traded and privately held equity securities issued by insurance and reinsurance companies and companies providing services to the insurance industry.

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

     See Note 14 - Subsequent Events for information on the agreement entered into by the Company to sell its reinsurance business to Folksamerica Reinsurance Company ("Folksamerica") and the repurchase from XL Capital Ltd. ("XL") of all of the 4,755,000 shares of the Common Stock held by XL.

                  RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     Investments in privately held securities, issued by privately and publicly held companies, may include both equity securities and securities convertible into, or exercisable for, equity securities (some of which may have fixed maturities) and debt securities. Privately held securities are subject to trading restrictions or are otherwise illiquid and do not have readily ascertainable market values. The risk of investing in such securities is generally greater than the risk of investing in securities of widely held, publicly traded companies. Lack of a secondary market and resale restrictions may result in the Company's inability to sell a security at a price that would otherwise be obtainable if such restrictions did not exist and may substantially delay the sale of a security which the Company seeks to sell. Such investments are classified as "available for sale" and carried at estimated fair value, except for investments in which the Company believes it has the ability to exercise significant influence (generally defined as investments in which the Company owns 20% or more of the outstanding voting common stock of the issuer), which are carried under the equity method of accounting. Under this method, the Company initially records an investment at cost, and then records its proportionate share of comprehensive income or loss for such investment after the date of acquisition.

                  RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   Summary of Significant Accounting Policies (continued)

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

     Realized investment gains or losses on the sale of investments are determined by the first-in first-out method and recorded in net income. Unrealized appreciation or depreciation of securities which are carried at fair value is excluded from net income and recorded as a separate component of stockholders' equity, net of applicable deferred income tax.

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

                  RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   Summary of Significant Accounting Policies (continued)

     Comprehensive Income

     In presenting its financial statements, the Company has adopted the reporting of comprehensive income in a one financial statement approach, consistent with Statement of Financial Accounting Standards ("SFAS") No. 130. Comprehensive income as shown below is comprised of net income and other comprehensive income, which for the Company consists of the change in net unrealized appreciation or depreciation of investments, net of tax.

                                                                                  (In thousands, except per share data)
                                                                                         Years Ended December 31,
                                                                                  1999             1998            1997
                                                                               ------------     -----------    -------------
        Net income (loss)                                                        ($32,436)         $3,091             $2,039
        Other comprehensive income net of tax:
        Unrealized appreciation (depreciation) of investments:
            Unrealized holdings gains (losses) arising during period               (8,652)          8,948             44,574
            Less, reclassification adjustment for net realized (gains)
            losses included in net income                                         (11,198)        (16,414)               494
                                                                               ------------     -----------    --------------
        Other comprehensive income (loss)                                         (19,850)         (7,466)            45,068
                                                                               ------------     -----------    --------------
        Comprehensive income (loss)                                              ($52,286)        ($4,375)           $47,107
                                                                               ============     ===========    ==============
        Comprehensive income (loss) per share:
             Basic                                                                 ($3.06)          ($0.26)            $2.77
                                                                               ============     ===========    ==============
             Diluted                                                               ($3.06)          ($0.26)            $2.76
                                                                               ============     ===========    ==============

     Earnings Per Share Data

     Earnings per share are computed in accordance with SFAS No. 128, "Earnings per share" (see Note 12 for the Company's earnings per share computations). Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of shares of Common Stock outstanding for the periods. Diluted earnings per share reflect the potential dilution that could occur if Class A and B warrants and employee stock options were exercised for Common Stock.

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

                  RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   Summary of Significant Accounting Policies (continued)

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

     See Note 14 - Subsequent Events for information on the agreement entered into by the Company to sell its reinsurance business.

     Market Risk Sensitive Instruments

     The Securities and Exchange Commission ("SEC") issued Financial Reporting Release No. 48 which included amended rules requiring domestic and foreign issuers to clarify and expand existing disclosure for derivative financial instruments, other financial instruments and derivative commodity instruments (collectively, "market risk sensitive instruments"). The amendments require enhanced disclosure of accounting policies for derivative financial instruments and derivative commodity instruments (collectively, "derivatives"). In addition, the amendments expand existing disclosure requirements to include quantitative and qualitative information about market risk inherent in market risk sensitive instruments, which disclosure will be subject to safe harbor protection under the SEC rule (see the accompanying Management's Discussion and Analysis of Financial Condition and Results of Operations). These amendments are designed to provide additional information about market risk sensitive instruments which investors can use to better understand and evaluate market risk exposures of registrants, including the Company.

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

     Under APB No. 25, no compensation expense is recognized by the Company because the exercise prices of the Company's employee stock options equal the market prices of the underlying stock on the date of grant. In addition, under APB No. 25, the Company does not recognize compensation expense for stock issued to employees under its stock purchase plan.

     Goodwill

     In connection with its acquisitions of privately held equity securities recorded under the equity method of accounting, the Company amortizes goodwill on a straight line basis for periods from 5 years to 25 years. Goodwill at December 31, 1999 and 1998 was $8,931,000 and $10,638,000, respectively.
Amortization of goodwill included in equity in net loss of investees in 1999, 1998 and 1997, was $400,000, $1,000,000 and $248,000, respectively.

                  RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     Furniture, equipment and leasehold improvements, net of accumulated depreciation and amortization at December 31, 1999 and 1998 recorded in other assets was $2,479,000 and $2,858,000, respectively.

     Reclassifications

     The Company has reclassified the presentation of certain prior year information to conform to the current presentation.

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

                  RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   Summary of Significant Accounting Policies (continued)

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

     The cumulative effect of the write-off, which totals $383,000, after-tax, or $0.02 per share, has been expensed and is included in the 1999 net loss.

     3. Investment Information

     Net Investment Income

     The components of net investment income were derived from the following sources:


                                                                             (In thousands)
                                                                        Years Ended December 31,
                                                      --------------------------------------------------------------
                                                             1999                  1998                 1997
                                                      ------------------    ------------------    ------------------

        Fixed maturity securities                             $14,924               $10,500                $7,105
        Publicly traded equity securities                       4,019                 4,022                 3,272
        Privately held equity securities                        1,007                   426                   157
        Short-term investments                                  5,677                 4,386                 6,039
                                                      ------------------    ------------------    ------------------
        Gross investment income                                25,627                19,334                16,573
        Investment expenses                                     5,454                 3,647                 2,213
                                                      ------------------    ------------------    ------------------
        Net investment income                                 $20,173               $15,687               $14,360
                                                      ==================    ==================    ==================

         Realized and Unrealized Investment Gains (Losses)

         Net realized investment gains (losses) were as follows:

                                                                                           (In thousands)
                                                                                      Years Ended December 31,
                                                                           -----------------------------------------------
                                                                               1999              1998            1997
                                                                           -------------    --------------    ------------
          Fixed maturity securities                                           ($1,776)           $1,472            $275
          Publicly traded equity securities                                    16,798            16,582           3,878
          Privately held securities                                             2,205             7,198          (4,913)
                                                                           -------------    --------------    ------------
          Sub-total                                                            17,227            25,252            (760)
                                                                           -------------    --------------    ------------
          Income tax expense (benefit)                                          6,029             8,838            (266)
                                                                           -------------
                                                                                            --------------    ------------
          Net realized investment gains (losses), net of tax                  $11,198           $16,414           ($494)
                                                                           =============    ==============    ============

                  RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   Investment Information (continued)

     The following tables reconcile estimated fair value and carrying value to the amortized cost of fixed maturity and equity securities:

                                                                                       (In thousands)
                                                                                      December 31, 1999
                                                             --------------------------------------------------------------------
                                                             Estimated
                                                             Fair Value
                                                                and              Gross             Gross
                                                              Carrying         Unrealized        Unrealized         Amortized
                                                                Value            Gains           (Losses)             Cost
                                                            --------------  ----------------  ----------------  -----------------
        Fixed maturities:
          U.S. government and government agencies              $41,095              $3           ($1,673)             $42,765
          Municipal bonds                                       52,245             136              (308)              52,417
          Mortgage and asset backed securities                  27,298               3            (1,129)              28,424
          Corporate bonds                                      136,838             484            (6,694)             143,048
          Foreign governments                                    3,591                              (100)               3,691
                                                            --------------  ---------------   ----------------  -----------------
          Sub-total fixed maturities                           261,067             626            (9,904)             270,345
        Equity securities:
          Publicly traded                                      158,631          66,724           (13,840)             105,747
          Privately held                                        83,969                            (1,779)              85,748
                                                            --------------  ---------------   ----------------  -----------------
          Sub-total equity securities                          242,600          66,724           (15,619)             191,495
                                                            --------------  ---------------   ----------------  -----------------
          Total                                               $503,667         $67,350          ($25,523)            $461,840
                                                            ==============  ===============   ================  =================

                                                                                  (In thousands)
                                                                                 December 31, 1998
                                                         ------------------------------------------------------------------
                                                           Estimated
                                                          Fair Value          Gross            Gross
                                                          & Carrying        Unrealized      Unrealized      Amortized
                                                             Value            Gains          (Losses)            Cost
                                                        ----------------  --------------- ----------------  ---------------
    Fixed maturities:
      U.S. government and government agencies                   $39,283             $606            ($60)          $38,737
      Municipal bonds                                            45,273            1,193             (11)           44,091
      Mortgage and asset backed securities                       33,532              397             (46)           33,181
      Corporate bonds                                            56,256              962          (1,882)           57,176
      Foreign governments                                           196                2                               194
                                                        ----------------  ---------------  ---------------  ---------------
      Sub-total fixed maturities                                174,540            3,160          (1,999)          173,379
    Equity securities:
      Publicly traded                                           154,678           51,093          (7,013)          110,598
      Privately held                                            137,091           27,125                           109,966
                                                        ----------------  ---------------  ---------------  ---------------
      Sub-total equity securities                               291,769           78,218          (7,013)          220,564
                                                        ----------------  ---------------  ---------------  ---------------
      Total                                                    $466,309          $81,378         ($9,012)         $393,943
                                                        ================  ===============  ===============  ===============


     At December 31, 1999, all of the Company's equity investments were in securities issued by insurance and reinsurance companies or companies providing services to the insurance industry.

                  RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   Investment Information (continued)

     At December 31, 1999, the publicly traded equity portfolio consisted of the following investments:

                                                                                      (In thousands)
                                                                                    December 31, 1999
                                                                -----------------------------------------------------------
                                                                 Estimated Fair
                                                                    Value and         Net Unrealized
                                                                 Carrying Value         Gain (Loss)
                                                                                                                Cost
                                                                ------------------    ----------------     ----------------
        Common Stocks:
        ACE Limited                                                        $5,397        ($2,745)                 $8,142
        Annuity and Life Re (Holdings) Ltd.
           (includes 100,000 warrants) (1)                                 38,169         18,169                  20,000
        Arthur J. Gallagher                                                19,425          9,231                  10,194
        XL Capital Ltd.                                                    13,488          4,612                   8,876
        E.W. Blanch Holdings, Inc.                                         21,866         14,545                   7,321
        Farm Family Holdings, Inc.                                          3,802            819                   2,983
        IPC Holdings, Ltd.                                                  7,988         (7,005)                 14,993
        Limit PLC                                                           2,394           (492)                  2,886
        Meadowbrook Insurance Group                                         1,200         (1,882)                  3,082
        Partner Re, Ltd.                                                    3,698         (1,263)                  4,961
        Renaissance Re                                                      2,044            334                   1,710
        Terra Nova Holdings                                                26,572         18,096                   8,476
        WR Berkley Corp.                                                    2,088           (453)                  2,541
        Preferred Stock:
        St. Paul Companies, 6% Convertible Preferred                       10,500            918                   9,582
                                                                ------------------    ----------------     ----------------
                 Total                                                   $158,631        $52,884                $105,747
                                                                ==================    ================     ================


(1) See Note 14 - Subsequent Events for information on the disposition of the Company's interest in Annuity and Life Re (Holdings) Ltd. in connection with the Company's repurchase from XL of all of the 4,755,000 shares of the Common Stock held by XL.

                  RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.   Investment Information (continued)

     Privately held securities consisted of the following:

                                                                                               (In thousands)
                                                                   Percentage                   December 31,
                                                                                     -----------------------------------
                                                                   Ownership              1999                1998
                                                                 ---------------     ---------------     ---------------
        Carried  under the equity method:
        The ARC Group, LLC                                                27.0%              $8,687            $9,448
        Arx Holding Corp.                                                 35.2%               2,654             2,400
        Capital Protection Insurance Services, LLC                                                                250
        First American Financial Corporation                                                                    9,805
        Island Heritage Insurance Company, Ltd.                           33.0%               4,356             3,101
        LARC Holdings, Ltd. (1)                                           23.9%              24,039            25,349
        New Europe Insurance Ventures                                     14.6%                 819             1,083
        Sunshine State Holding Corporation                                21.5%               1,885             1,688
                                                                                     ---------------     ---------------
             Sub-total                                                                       42,440            53,124
                                                                                     ---------------     ---------------

        Carried at fair value:
        Altus Holdings, Ltd.                                                28%              19,173             6,667
        American Independent Holding Company                                                  4,250
        Annuity and Life Re (Holdings) Ltd. (2)                            5.6%                                34,243
        Arbor Acquisition Corp. (Montgomery & Collins,                                                            500
             Inc.)
        GuideStar Health Systems, Inc.                                     2.6%                 500             1,000
        Sorrento Holdings, Inc.                                                               1,517             5,113
        Sovereign Risk Insurance Ltd.                                                                             246
        Stockton Holdings Limited                                          1.7%              10,000            10,000
        Terra Nova (Bermuda) Holdings, Ltd. (2)                                                                21,323
        TRG Associates, LLC                                                                                     4,875
        Trident II, L.P.                                                   2.0%               6,089
                                                                                     ---------------     ---------------
             Sub-total                                                                       41,529            83,967
                                                                                     ---------------     ---------------
             Total                                                                          $83,969          $137,091
                                                                                     ===============     ===============

(1) See Note 14 - Subsequent Events for information on the disposition of the Company's interest in LARC Holdings, Ltd. in connection with the Company's repurchase from XL of all of the 4,755,000 shares of the Common Stock held by XL.

(2) As of June 2, 1999, the Company reclassified the above privately held securities as publicly traded equity securities. Pursuant to the existing investment advisory agreement, the Company incurred a fee of $2.5 million payable to MMCI upon the reclassification of such securities.

     In addition, the Company had investment commitments relating to its privately held securities in the amounts of $23.2 million and $10.4 million at December 31, 1999 and 1998, respectively.

     The outstanding commitments at December 31, 1999 included $19 million committed to Trident II, L.P., a newly formed investment fund established by MMCI dedicated to making private equity and equity related investments in the global insurance, reinsurance and related industries.

                  RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   Investment Information (continued)


     Set forth below is certain information relating to each of the Company's investments and investment commitments in privately held securities at December 31, 1999.

     Investments Carried Under The Equity Method:

     The ARC Group, LLC

     In July 1997, the Company completed its acquisition, effective May 1997, of a 27.0% economic and voting interest in The ARC Group, LLC ("ARC"), a Long Island-based wholesaler of specialty insurance, for approximately $9.5 million. ARC, founded in 1986, is an independent wholesale insurance broker and managing general agent specializing in the placement of professional liability insurance, primarily directors and officers liability coverage. The Company is a co-investor with Marsh & McLennan Risk Capital Holdings, Ltd. ("MMRCH"), MMCI's parent, and ARC's founders, who continue to have managerial control over the daily operations.

     The Company records its equity in the operating results of ARC on a two-month lag basis.

     Cumulative distributions received from ARC of $4.7 million have been recorded as reductions to the carrying value of the investment.

     For the years ended 1999 and 1998 and for the period recorded in 1997, the Company's equity in net income, net of goodwill amortization and net of tax, was $827,000, or $0.05 per share, $1.0 million, or $0.06 per share, and $561,000, or
$0.03 per share, respectively.

     Arx Holding Corp.

     In December 1997, the Company acquired a 35.2% economic and voting interest in Arx Holding Corp. ("ARX"), a Florida-based company, for $2,425,000. ARX, through its recently formed wholly owned subsidiary American Strategic Insurance Corp., underwrites homeowners policies in the State of Florida produced in the open market, and may also seek to offer other lines of insurance in Florida and other states.

     The Company provides reinsurance for ARX. A subsidiary of XL is a co-investor in ARX and also provides reinsurance for ARX.

     The Company's net premiums written and net premiums earned from business developed by ARX were $8.2 million and $5.6 million, respectively, in 1999 and $2.8 million and $1.1 million, respectively, in 1998.

     The Company records its equity in the operating results of ARX on a quarter-lag basis.

     For the years ended 1999 and 1998, the Company's equity in net income
(loss), net of goodwill amortization and net of tax, was $282,000 and ($63,000), respectively.

     Capital Protection Insurance Services, LLC

     In May 1997, the Company acquired a 51% economic interest (49% voting interest) in Capital Protection Insurance Services, LLC ("CPI"), a newly formed managing underwriting agency headquartered in New York City offering specialty risk and alternative market insurance solutions. The Company co-invested with CPI's founders.

     The Company also provided reinsurance capacity for the business CPI developed. Net premiums written and net premiums earned recorded by the Company from casualty and multi-line business developed by CPI were $2.1 million and $6.4 million in 1999, $16.3 million and $12.3 million in 1998 and $857,399 and $178,527, in 1997, respectively.

                  RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   Investment Information (continued)

     At December 31, 1998, the Company recorded a realized loss of $862,000 by reducing the carrying value of its investment in CPI to $250,000.

     During 1999, the Company wrote off its remaining investment carrying value in CPI and recorded an after-tax realized investment loss of $1.3 million, which represents actual and estimated costs associated with terminating leases and divesting physical assets, and other costs to run-off the business of this managing underwriting agency.

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

     In May 1999, Altus Holdings Ltd. ("Altus") agreed to acquire First American in a share exchange, which closed in July 1999 upon receipt of regulatory approval. During the 1999 second quarter, the Company reclassified its investment in First American from the equity method of accounting to an investment accounted for at fair value and the carrying value of First American was adjusted to $9.3 million in order to reflect the transaction value resulting from the acquisition by Altus. The Company recorded an after-tax realized loss of $0.7 million from the transaction. The Company's total investment in First American (excluding repaid demand loans) was $10.4 million.

     For the period recorded in 1999 and the year ended 1998, the Company's equity in net loss, net of goodwill amortization and net of tax, was $320,000, or $0.02 per share, and $1.3 million, or $0.08 per share, respectively. For the period recorded in 1997, the Company's equity in the net income, net of goodwill amortization and net of tax, was $32,036.

     The Company's net premiums written and net premiums earned from business developed by First American was $0.9 million each in 1999.

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

     In February 1999, the Company made an additional investment in Island Heritage in the amount of approximately $1.0 million.

     The investment in Island Heritage is recorded under the equity method of accounting since the Company believes it has the ability to exercise significant influence over the operating and financial policies of Island Heritage due to the Company's participation on the Board of Directors and through certain consent rights attaching to the Company's holdings of non-voting shares.

                  RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   Investment Information (continued)

     The Company records its equity in the operating results of Island Heritage on a quarter-lag basis. For the year ended 1999, the Company's equity in net income, net of tax, was $153,400, or $0.01 per share. For years ended 1998 and 1997, the Company's equity in net loss, net of tax, was $551,850, or $0.03 per share, and $195,922, or $0.01 per share, respectively.

     LARC Holdings, Ltd.

     In November 1997, the Company acquired shares and warrants representing a 23.9% economic interest (9.9% voting interest) in LARC Holdings, Ltd. ("LARC"), a newly formed holding company located in Bermuda, for $24.5 million. LARC, through its newly-formed wholly owned Bermuda subsidiary, Latin American Reinsurance Company, Ltd. ("LARe"), provides multi-line reinsurance to the Latin American reinsurance market, emphasizing short-tail, multi-peril property reinsurance and, to a limited extent, casualty, marine, aviation and other lines of reinsurance. LARe may also seek to enter other reinsurance niches on both a treaty and facultative basis.

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

     The Company records its equity in the operating results of LARC on a quarter-lag basis.

     For the year ended 1999, the Company's equity in net loss, net of goodwill amortization and net of tax, was $113,750; for the year ended 1998 the Company's equity in net income, net of goodwill amortization and net of tax was $531,700; and for the period recorded in 1997, the Company's equity in net loss, net of tax, was $18,936.

     See Note 14 - Subsequent Events for information on the disposition of the Company's interest in LARC in connection with the Company's repurchase from XL of all of the 4,755,000 shares of the Common Stock held by XL.

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

     The Company records its participation in this partnership under the equity method of accounting and applies the specialized accounting practices for investment companies. Unrealized gains and losses on private equity investments, consisting mostly of foreign exchange fluctuations, are recorded in the income statement when such investments are revalued into United States dollars each quarter.

     The $820,000 investment balance at December 31, 1999 is composed of five investments in Eastern Europe in insurance related companies.

     The unfunded commitment remaining at December 31, 1999 was approximately $3.2 million.

                  RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   Investment Information (continued)

     The Company records its equity in the operating results of NEIV on a quarter-lag basis. For the years ended 1999, 1998 and for the period recorded in 1997, the Company's equity in net loss, net of tax, was $345,150, $141,700 and $54,532, respectively.

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

     The Company records its equity in the operating results of Sunshine State on a quarter-lag basis.

     The Company's net premiums written and net premiums earned from business developed by Sunshine State were $6.6 million and $5.6 million, respectively, in 1999 and $3.9 million and $4.5 million, respectively, in 1998.

     For the years ended 1999 and 1998, the Company's equity in net income, net of tax, was $179,000, or $0.01 per share, and $171,600, or $0.01 per share.

     Investments Carried at Fair Value:

     Altus Holdings, Ltd.

     In March 1998, the Company purchased for $10 million an approximately 28.6% economic interest (9.9% voting interest) in Altus, a new Cayman Islands company formed to provide rent-a-captive and other underwriting management services for risks of individual corporations and insurance programs developed by insurance intermediaries. The Company's investment was funded two-thirds in cash and one-third through a letter of credit. The balance of the $35 million of initial capital invested in Altus was contributed by The Trident Partnership, L.P. ("Trident"), XL, MMRCH and members of Altus' management. The Company may provide reinsurance capacity for business developed by Altus. The Company issued a letter of credit in the amount of $5.8 million for Trident's unfunded investment commitment in Altus for an annual fee of $58,000, or 100 basis points on the letter of credit amount.

     In May 1999, Altus acquired First American in a share exchange, which closed in July 1999 upon receipt of regulatory approval.

     During the 1999 second quarter, the Company reclassified its investment in First American from the equity method of accounting to an investment accounted for at fair value. At June 30, 1999, the carrying value of First American was adjusted to $9.3 million, in order to reflect the transaction value resulting from the acquisition by Altus resulting in the Company recording an after-tax realized loss of $0.7 million.

     In July 1999, the Company and Trident funded their investment commitments to Altus (previously secured by letters of credit) of $3.3 million and $5.8 million, respectively, and XL redeemed its shares in Altus at their original costs. After Altus' acquisition of First American, such additional funding and the XL redemption, the Company's economic ownership in Altus decreased from 28.6% to 28% (9.9% voting interest).

                  RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   Investment Information (continued)


     American Independent Insurance Holding Company

     In February 1999, the Company loaned $5 million to American Independent Insurance Holding Company ("AIHC"). The promissory note, secured by the stock of AIHC, matures in January 2003, and will accrue interest at rates per annum expected to approximate 6%, depending on the investment returns on proceeds of the loan which are invested by AIHC on the Company's behalf. Principal and interest repayments are subject to prior approval by the Pennsylvania Department of Insurance. In consideration for the loan, the Company received Class A warrants to purchase shares of common stock of AIHC, constituting approximately 4% of AIHC's outstanding common stock on a fully-diluted basis. Interest income recorded in 1999 was $148,000. At December 31, 1999, the Company recorded a pre-tax unrealized loss of $750,000, which reflects a market value discount of 15% based on a comparison of the AIHC note to bonds with similar characteristics.

     In connection with this investment and the Company's prior $3.6 million loan commitment to AIHC (which commitment expired on December 31, 1998), the Company has the option to write an aggregate amount of premiums of at least approximately $375 million over the next seven to eight year period, subject to the amount of business written by AIIC. From inception through December 31, 1999, premiums written by the Company under these arrangements with AIHC and its insurance subsidiary, American Independent Insurance Company ("AIIC"), totaled $107.2 million. No assurances can be given that any such additional premiums will be written by the Company. The Company's net premiums written and net premiums earned from business developed by AIIC were $39.2 million and $43.7 million, respectively, in 1999, $42 million and $36 million, respectively, in 1998, and $25.9 million and $15.2 million, respectively, in 1997.

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

     At December 31, 1998, the Company recorded its investment in Annuity and Life Re common stock and warrants at the closing price reported by NASDAQ on such date less a discount for trading restrictions.

     In June 1999, the Company reclassified its investment in Annuity and Life Re to a publicly traded equity security.

     See Note 14 - Subsequent Events for information on the disposition of the Company's interest in Annuity and Life Re in connection with the Company's repurchase from XL of all of the 4,755,000 shares of Common Stock held by XL.

                  RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   Investment Information (continued)

     Arbor Acquisition Corp. (Montgomery & Collins, Inc.)

     In March 1998, the Company purchased for approximately $2.8 million a 34.5% economic and voting interest in Arbor Acquisition Corp. ("Arbor"), the parent of Montgomery & Collins, Inc. a Boston-based national surplus lines and wholesale brokerage firm which operates in 11 cities, in addition to Boston. The investment was made concurrently with investments by MMRCH.

     In September 1998, the Company invested an additional $845,000 in Arbor, increasing the Company's ownership interest to approximately 37.3%.

     For the period recorded in 1998, the Company's equity in net loss, net of goodwill amortization and net of tax, was $506,000 or $0.03 per share. In addition, in December 1998, the Company recorded a realized loss of $2.4 million by reducing the carrying value of its investment in Arbor to $500,000 and reclassified this investment from the equity method of accounting to an investment carried at fair value.

     At June 30, 1999, the Company increased the carrying value of its investment in Arbor from $500,000 to approximately $3.0 million based on the expected net realizable value resulting from the sale of the business and run-off of the operations.

     The sale of the business occurred in two transactions that closed in June and July 1999. It is expected that the wind-up of the remaining operations will be substantially completed by July 2000.

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

     In September 1999, the Company reduced the carrying value of GuideStar by 50% to $500,000 and realized an after tax loss of $325,000.

     Sorrento Holdings, Inc.

     In October 1998, the Company purchased for $5 million 5,000 shares of Class C Cumulative Redeemable Preferred Stock (the "Preferred C Shares") of Sorrento Holdings, Inc. ("Sorrento"). The Preferred C Shares accrue interest at the rate of 6% per annum and are subject to mandatory redemptions through December 31, 2000. Sorrento's obligation to redeem the Preferred C Shares is secured by an irrevocable letter of credit.

     For the year ended December 31, 1999, the Company received $3.7 million from Sorrento for the redemption of 3,483 shares of preferred stock of Sorrento, which redemption amount included a payment of $1,000 per share and dividends of approximately $233,000.

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

                  RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   Investment Information (continued)

     The Company's net premiums written and net premiums earned from business developed by Arrowhead were $30 million and $22.5 million, respectively, in 1999.

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

     In June 1999, the Company sold its investment in Sovereign Risk to ACE Limited and XL and recorded an after-tax net realized gain of $103,000. The Company retained an option to provide certain reinsurance on business produced by Sovereign Risk for a five-year period.

     The Company's net premiums written and net premiums earned from business developed by Sovereign Risk were $2.9 million and $2.4 million, respectively, in 1999, $1,397,000 and $887,000, respectively, in 1998 and $175,000 and $51,130, respectively, in 1997.

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

     During 1999, the Company received a dividend distribution of $157,000.

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

     Dividend income recorded in 1999, 1998 and 1997 received from Terra Nova was $213,000, $213,000 and $157,000, respectively.

     In June 1999, the Company reclassified its investment in Terra Nova to a publicly traded equity security.

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

                  RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   Investment Information (continued)

     TRG, located in Chicago, was formed to manage and pay off claims liabilities on policies that insurance subsidiaries of Talegen Holdings, Inc., a subsidiary of Xerox Corporation, had written prior to 1993.

     In August 1999, the Company recorded an after-tax net realized gain of $2.2 million upon completion of the sale of this investment to Fairfax Financial Holdings Limited.

     Trident II, L.P.

     On June 4, 1999, the Company committed to invest $25 million as a limited partner of Trident II, L.P. ("Trident II"), a partnership managed by MMCI. Trident II will make private equity and equity related investments in the global insurance, reinsurance and related industries. The fund will target investments in existing companies that are in need of growth capital or are under performing as well as in newly formed companies. The Company's Chairman is one of four Senior Principals of MMCI who manage Trident II.

     The term of Trident II expires in 2009. However, the term may be extended for up to a maximum of three one-year periods at the discretion of MMCI to permit orderly dissolution.

     During the first six years of the fund, the Company will pay an annual management fee, payable semi-annually in advance, equal to 1.5% of the Company's aggregate $25.0 million commitment as well as a percentage of cumulative net gains on invested funds. After such six year period, the annual management fee will be 1.5% of the aggregate funded commitments.

     For the period ended December 31, 1999, the Company funded its 1.96% share, or $6.1 million, of investments made by Trident II in various entities. Fees and expenses of $250,000 were paid in 1999 to MMCI relating to its management of Trident II.

     Fixed Maturities

     Contractual maturities of fixed maturity securities at December 31, 1999 are shown below. Expected maturities, which are management's best estimates, will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                   (In thousands)
                                                                                 December 31, 1999
                                                                       ---------------------------------------
                                                                          Estimated
                                                                            Fair                 Amortized
                                                                            Value                   Cost
                                                                       ----------------        ---------------
        Available for sale:
           Due in one year or less                                             $10,210                $10,237
           Due after one year through five years                                68,182                 69,956
           Due after five years through 10 years                                78,461                 82,282
           Due after 10 years                                                   76,916                 79,446
                                                                       ----------------        ---------------
           Sub-total                                                           233,769                241,921
           Mortgage and asset-backed securities                                 27,298                 28,424
                                                                       ----------------        ---------------
        Total                                                                 $261,067               $270,345
                                                                       ================        ===============

         As of December 31, 1999, the weighted average contractual and expected maturities of the fixed maturity investments, based on fair value, were
     12.6 years and 8.1 years, respectively.


                  RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   Investment Information (continued)

     Proceeds from the sale of fixed maturity securities during 1999, 1998 and 1997 were approximately $270 million, $255 million and $241 million, respectively. Gross gains of $1,522,000, $2,242,000 and $858,000 were realized on those sales during 1999, 1998 and 1997, respectively. Gross losses of $3,298,000, $770,000 and $583,000 were realized during 1999, 1998 and 1997, respectively.

     Approximately 86% of fixed maturity investments held by the Company at December 31, 1999 were considered investment grade by Standard & Poor's Corporation or Moody's Investors Service, Inc.

     There are no investments in any entity in excess of 10% of the Company's stockholders' equity at December 31, 1999 other than investments issued or guaranteed by the United States government or its agencies and the Company's investment in Annuity and Life Re.

     Securities Pledged and on Deposit

     Securities with a carrying value of approximately $11.1 million have been pledged as collateral for letters of credit obtained in connection with certain reinsurance obligations of the Company (see Note 5).

     At December 31, 1999, securities with a face amount of $5.8 million were on deposit with the Insurance Department of the State of Nebraska and other states in order to comply with insurance laws.

4.   Agreements with Related Parties

     Investment Advisory Agreements

     The Company has an investment advisory agreement with MMCI for management of the Company's portfolios of equity securities (including convertible securities) that are publicly traded ("Public Portfolio") and privately held ("Private Portfolio"). The Private Portfolio includes equity securities which at the time of acquisition do not have a readily ascertainable market or are subject to certain trading restrictions. MMCI is also an investment advisor to Trident, a dedicated insurance industry private equity fund organized by MMCI and three other sponsors. MMCI's direct parent, MMRCH, owns 1,395,625 shares, or approximately 8.2% of the outstanding Common Stock, and Class A warrants and Class B warrants to purchase 905,397 and 1,770,601 shares of Common Stock, respectively. At December 31, 1999, Trident owns 250,000 shares, or approximately 1.5%, of the outstanding Common Stock, and Class A warrants to purchase 1,386,079 shares of Common Stock.

     Effective July 1, 1999, the Company amended its investment advisory agreement with MMCI, which governs the management of the Company's portfolios of equity securities (including convertible securities) that are publicly traded and privately held.

     Pursuant to the amended agreement, which has a term of four years (subject to renewal), MMCI provides the Company with investment management and advisory services with respect to investments in the Private Portfolio whose value exceeds (i) $10 million during the first year of the term, (ii) $15 million during the second year of the term, and (iii) $20 million during the third and fourth years of the term. Under such amendments, the Company pays MMCI an annual fee equal to (x) 20% (previously 7.5%) of cumulative net realized gains including dividends, interest and other distributions, received on the Private Portfolio over (y) cumulative compensation previously paid in prior years on cumulative net realized gains (as defined in the agreement) on the Private Portfolio managed by MMCI, but the Company will not pay MMCI a management fee (previously 1.5% per annum of the quarterly carrying value of the Private Portfolio). With respect to the management of the Company's Public Portfolio, the Company pays MMCI a fee equal to 0.50% of the first $50 million under MMCI's management and 0.35% of all amounts in excess of $50 million (subject to a minimum fee of $250,000 per annum).

                  RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   Agreements with Related Parties (continued)

     In connection with the amendments to the Company's agreement with MMCI, RCHI will receive from MMCI $1.25 million per annum during the initial four-year term, subject to certain conditions. The initial agreement provided for a minimum aggregate cash fee to MMCI of $500,000 per annum through December 31, 1997. Fees incurred under the agreements during fiscal years 1999, 1998 and 1997 were approximately $1.5 million, $2.7 million and $1.3 million, respectively. In addition, in 1999, 1998 and 1997, unrealized appreciation in the Private Portfolio is net of accrued fees of approximately $256,000, $2.2 million and $1.4 million, respectively.

     In May 1999, the Company transferred the management of the fixed income and short term cash portfolios from The Putnam Advisory Company, Inc. ("Putnam") to Alliance Capital. The Company had an investment advisory agreement with Putnam, an affiliate of MMCI, for the management of the Company's fixed income securities and short term cash portfolios through April 1999. For the fixed income securities portfolio, the Company paid to Putnam a fee equal to the sum of 0.35% per annum of the first $50 million of the market value of the portfolio, 0.30% per annum on the next $50.0 million, 0.20% per annum on the next $100 million and 0.15% per annum of the market value of assets that exceeds $200 million. For the short term cash portfolio, the Company paid a fee equal to 0.15% per annum of the total monthly average market value. Fees incurred under the Putnam agreement for the period in 1999, 1998 and 1997 were approximately $173,000, $461,000 and $493,000, respectively.

     Reinsurance Treaties

     In addition to business assumed from insurance companies where the Company has a private equity investment as described in Note 3, the Company also assumed premiums written and premiums earned of $5.2 million and $5.3 million, respectively, in 1999, $3.3 million and $3.4 million, respectively, in 1998 and $5.5 million and $2.5 million, respectively, in 1997 from XL, which owned 4,755,000 shares prior to the stock repurchase described in Note 14, or approximately 27.8% of the outstanding Common Stock, and premiums written and premiums earned of $17.4 million and $17.3 million, respectively, in 1999, $18.5 million and $20.7 million, respectively, in 1998 and $12.3 million and $6.8 million, respectively, in 1997 from majority-owned insurance companies of Trident.

     Other Agreements

     Commencing in 1996, MMCI subleased office space from the Company for a term expiring in October 2002. Future minimum rental income, exclusive of escalation clauses and maintenance costs, under the remaining term of the sublease will be approximately $1,218,000. Rental income for 1999, 1998 and 1997 was $430,000 in each year.

     In addition in 1999, 1998 and 1997, MMCI reimbursed the Company approximately $1,000, $11,000 and $530,000 (net of $59,000, $89,000 and $44,000
for certain sublease income allocated to MMCI) for their pro-rata share of improvement and maintenance costs under the sublease.

     During 1999, the Company committed to invest $25 million as a limited partner in Trident II, a partnership managed by MMCI. See Note 3.

                  RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   Commitments

     Lease Agreement

     The Company has a sublease agreement for office facilities for a term expiring in October 2002. Future minimum rental charges under the remaining term of the sublease, exclusive of escalation clauses and maintenance costs and net of rental income, are as follows:

                                     (In thousands)
                                  ----------------------
        2000                                 $681
        2001                                  716
        2002                                  597
                                     -------------------
                                           $1,994
                                     ===================

     During 1999, 1998 and 1997, rental expense, net of income from subleases, was approximately $576,000, $576,000 and $643,000, respectively.

     Letters of Credit

     At December 31, 1999, the Company is obligated under letters of credit in an aggregate amount of approximately $9.7 million, which secure certain of the Company's reinsurance obligations.

     Severance Arrangements

     The Company has a program for all employees that provides for certain severance payments, immediate vesting of restricted stock grants and option awards and continuation of benefits in the event of termination of employment resulting from a change in control. The extent of such payments depends on the position of the employee. See Note 14 - Subsequent Events for information on the agreement entered into by the Company to sell its reinsurance business to Folksamerica, which constitutes a change in control for purposes of the Company's employee benefit plans and agreements.

     Employment Agreements

     The Company has employment agreements with its executive officers. One of these agreements has a five-year term initially expiring in September 2000, and the remaining agreements may be terminated upon notice by either party. These agreements provide for compensation in the form of base salary, annual bonus, stock-based awards under the 1995 and 1999 Stock Plans (as hereinafter defined), participation in the Company's employee benefit programs and the reimbursement of certain expenses. Under one of the agreements, the Company guaranteed loans in the amount of $500,000 made to an executive by a financial institution to fund such executive's purchase of 25,000 shares of Common Stock and related tax liability under such stock's vesting provisions. In connection with such guarantee, the Company is entitled to customary subrogation rights.

                  RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   Claims and Claims Expenses

     The reconciliation of claims and claims expense reserves is as follows:

                                                                                             (In thousands)
                                                                                              December 31,
                                                                                 1999             1998            1997
                                                                              ------------     ------------    ------------
        At beginning of year:
           Gross claims and claims expense reserves                              $216,657          $70,768         $20,770
           Reinsurance recoverables                                                30,468                              522
                                                                              ------------     ------------    ------------
             Net claims and claims expense reserves                               186,189           70,768          20,248
        Net claims and claims expenses incurred relating to:
           Current year                                                           275,455          178,957          73,385
           Prior year                                                              30,386           (2,832)             22
                                                                              ------------    ------------     ------------
             Total                                                                305,841          176,125          73,407
        Net paid claims and claims expenses incurred relating to:
           Current year                                                            95,367           41,910          13,649
           Prior year                                                              88,034           18,794           9,238
                                                                              ------------     ------------    ------------
             Total                                                                183,401           60,704          22,887
        At end of year:
           Net claims and claims expense reserves current year                    308,629          186,189          70,768
           Reinsurance recoverables                                                55,925           30,468               -
                                                                              ------------     ------------    ------------
             Gross claims and claims expense reserves                            $364,554         $216,657         $70,768
                                                                              ============     ============    ============

     The Company believes that its exposure, if any, to environmental impairment liability and asbestos-related claims is minimal since no business has been written for periods prior to 1996.

     Subject to the following, the Company believes that the reserves for claims and claims expenses are adequate to cover the ultimate cost of claims and claims expenses incurred through December 31, 1999. The reserves are based on estimates of claims and claims expenses incurred and, therefore, the amount ultimately paid may be more or less than such estimates. The inherent uncertainties of estimating claims and claims expense reserves are exacerbated for reinsurers by the significant periods of time (the "tail") that often elapse between the occurrence of an insured claim, the reporting of the claim to the primary insurer and, ultimately, to the reinsurer, and the primary insurer's payment of that claim and subsequent indemnification by the reinsurer. As a consequence, actual claims and claims expenses paid may deviate, perhaps materially, from estimates reflected in the Company's reserves reported in its financial statements. The estimation of reserves by new reinsurers, such as the Company, may be less reliable than the reserve estimations of a reinsurer with an established volume of business and claims history. To the extent reserves prove to be inadequate, the Company may have to augment such reserves and incur a charge to earnings. Such a development could occur and result in a material charge to earnings or stockholders equity in future periods.

     Estimates of prior accident year claims were increased by approximately $30 million in 1999. A substantial portion of this amount resulted from (i) the Company's review of additional claims information and its continuing underwriting and actuarial analysis of the business produced by a certain managing underwriting agency, (ii) notification of additional satellite losses received in 1999 pertaining to 1998, (iii) aviation losses, principally the 1998 Swiss Air crash, and (iv) property losses reported on several international treaties that are in run-off.

     Estimates of prior accident year claims were reduced by approximately $2.8 million in 1998 primarily due to favorable claim development in the property and multi-line classes of business.

                  RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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


     The effects of reinsurance on written and earned premiums and claims and claims expenses are as follows:

                                                                                     (In thousands)
                                                                                Years Ended December 31,
                                                               -----------------------------------------------------------
                                                                    1999                 1998                  1997
                                                               ----------------     ----------------     -----------------
        Assumed premiums written                                      $386,848             $260,566              $147,878
        Ceded premiums written                                          80,122               25,831                 3,044
                                                               ----------------
                                                                                    ----------------     -----------------
        Net premiums written                                          $306,726             $234,735              $144,834
                                                               ================     ================     =================

        Assumed premiums earned                                       $380,880             $232,025              $110,992
        Ceded premiums earned                                           69,512               25,831                 3,620
                                                               ----------------     ----------------     -----------------
        Net premiums earned                                           $311,368             $206,194              $107,372
                                                               ================     ================     =================

        Assumed claims and claims expenses incurred                   $348,979             $210,006               $73,407
        Ceded claims and claims expenses incurred                       43,138               33,881
                                                               ----------------     ----------------     -----------------
        Net claims and claims expenses incurred                       $305,841             $176,125               $73,407
                                                               ================     ================     =================

     At December 31, 1999, the Company's balance sheet reflects reinsurance recoverable and reinsurance premiums payable balances as follows:

                                                                                 (In thousands)
                                                                  December 31,                   December 31,
                                                                      1999                           1998
                                                               --------------------           --------------------
        Reinsurance recoverable balances:
             Unpaid claims and claim expenses                         $55,925                       $30,468
             Paid amounts                                               6,588                           107
             Unearned premiums                                         10,609
                                                               --------------------           --------------------
        Total                                                         $73,122                       $30,575
                                                               ====================           ====================
        Reinsurance premiums payable                                  $14,666                        $5,396
                                                               ====================           ====================

                  RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.   Employee Benefits and Compensation Arrangements

     1995 Long Term Incentive and Share Award Plan

     In September 1995, the Company adopted the 1995 Long Term Incentive and Share Award Plan (the "1995 Stock Plan"), which is administered by the Compensation Committee of the Board of Directors. The Company may grant, subject to certain restrictions, stock options, stock appreciation rights, restricted shares, restricted share units payable in shares of Common Stock or cash, stock awards in lieu of cash awards, and other stock-based awards to eligible employees of the Company. Awards relating to not more than 1,700,000 shares of Common Stock may be made over the five-year term of the 1995 Stock Plan.

     In April 1999, the Company adopted the 1999 Long Term Incentive and Share Award Plan (the "1999 Stock Plan"). The 1999 Stock Plan, like its predecessor, is intended to provide incentives to attract, retain and motivate employees and Directors in order to achieve the Company's long term growth and profitability objectives. The 1999 Stock Plan provides for the grant to eligible employees and Directors of stock options, stock appreciation rights, restricted shares, restricted share units payable in shares of Common Stock or cash, stock awards in lieu of cash awards, dividend equivalents and other stock based awards. The 1999 Stock Plan also provides the Non-Employee Directors with the opportunity to receive the annual Board retainer fee in shares of Common Stock. An aggregate of 900,000 shares of Common Stock has been reserved for issuance under the 1999 Stock Plan (of which no more than 300,000 of such shares may be issued pursuant to grants of restricted shares, restricted share units, performance shares and performance units), subject to anti-dilution adjustments in the event of certain changes in the Company's capital structure. Shares issued pursuant to the 1999 Stock Plan will be either authorized but unissued shares or treasury shares.

     Restricted Stock

     During 1999, 1998 and 1997, the Company granted an aggregate of 2,500, 15,700, 24,000 shares, respectively, of restricted stock under the 1995 Stock Plan. Grants of restricted stock generally vest at a rate of 20% per year over five years commencing on the first anniversary of the date of grant. The Company records a deferred expense equal to the market value of the shares at the date of grant which is amortized and charged to income over the vesting period. The deferred expense was ($117,000), $296,000 and $506,000, and the amortization of the deferred expense was $628,000, $1,012,000, and $1,687,000, for 1999, 1998
and 1997, respectively. Upon the closing of the sale of the Company's reinsurance business to Folksamerica, all unvested restricted stock and all unvested stock options will immediately become vested. See Note 14 - Subsequent Events.

                  RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.   Employee Benefits and Compensation Arrangements (continued)

     Stock Options

     The Company issues incentive stock options and/or non-qualified stock options at fair market values at the grant dates to officers and non-employee Directors. Options to officers generally vest and become exercisable at a rate of 20% per year over five years from the date of grant. Incentive stock options expire ten years after the grant date and non-qualified stock options expire seven years after vesting. Initial options granted to non-employee Directors vest and become exercisable in three equal installments, commencing on the date of grant and annually thereafter. Annual options granted to non-employee Directors in office on January 1 of each year vest on the first anniversary of the date the option is granted. Upon the closing of the sale of the Company's reinsurance business to Folksamerica, all unvested restricted stock and all unvested stock options will immediately become vested. See Note 14 - Subsequent Events.

     Information relating to the Company's stock options is set forth below:



                                                                         Years Ended December 31,
                                                        ---------------------------------------------------------
                                                             1999                1998                 1997
                                                        ----------------    ----------------     ----------------
        Number of options
        Outstanding, beginning of year                      1,347,075             960,650                628,950
        Granted                                                18,800             410,825                371,700
        Canceled                                             (84,519)             (20,580)                (39,500)
        Exercised                                                   -              (3,820)                   (500)
        Outstanding, end of year                            1,281,356           1,347,075                960,650
        Exercisable, end of year                              683,388             358,884                178,611

        Average exercise price
        Granted                                                $17.25           $22.47                    $22.86
        Canceled                                               $21.81           $20.97                    $17.63
        Exercised                                                   -           $19.24                    $17.63
        Outstanding, end of year                               $20.90           $21.00                    $20.38
        Exercisable, end of year                               $20.45           $19.85                    $19.32


     Exercise prices for options outstanding at December 31, 1999 ranged from $12.94 to $24.94. The weighted average remaining contractual life of these options is approximately 7.3 years.

     Employee Stock Purchase Plan

     Effective December 1, 1995, the Company established a tax-qualified employee stock purchase plan (the "Purchase Plan"). An aggregate of 120,000 shares of Common Stock have been reserved for issuance under the Purchase Plan. Eligible employees may elect to participate in an annual offering period under the Purchase Plan by authorizing after-tax payroll deductions of up to 20% (in whole percentages) of their eligible compensation for the purchase of shares of Common Stock at 85% of the lesser of the market value per share of the Common Stock at the beginning or end of the annual offering period, subject to certain restrictions. During 1999, 1998 and 1997, employees purchased approximately 8,509, 18,638 and 14,100 shares, respectively, of Common Stock under the Purchase Plan.

                  RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.   Employee Benefits and Compensation Arrangements (continued)


     Pro Forma Information

     Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123. Such information has been determined for the Company as if the Company has accounted for its employee stock options under the fair value method of this Statement. The fair value for the Company's employee stock options has been estimated at the date of grant using a Black-Scholes option valuation model, with the following weighted-average assumptions for options issued in 1999, 1998 and 1997, respectively: (i) dividend yield: 0.0%;
(ii) volatility factor: 25.0%; (iii) average expected option life of six years for all years; and (iv) risk free interest rates of 6.5%, 4.9%, and 5.8% respectively. The weighted-average fair value of options granted for the years ended December 31, 1999, 1998 and 1997 was $123,000, $3.3 million and $3.2 million, respectively.

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

     For purposes of the required pro forma information, the estimated fair value of employee stock options is amortized to expense over the options' vesting period. The Company's pro forma information regarding net income and earnings per share follows:

                                                                    (In thousands, except per share data)
                                                                            Years Ended December 31,
                                                               1999                  1998                 1997
                                                          ----------------      ----------------     ----------------
        Net income (loss), as reported                      ($32,436)                $3,091               $2,039
        Pro forma net income (loss)                         ($34,094)                $1,633                 $994

        Earnings (loss) per share as reported:
             Basic                                            ($1.90)                 $0.18                $0.12
             Diluted                                          ($1.90)                 $0.17                $0.12
        Pro forma earnings (loss) per share:
             Basic                                            ($2.00)                 $0.10                $0.06
             Diluted                                          ($2.00)                 $0.09                $0.06


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

                  RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.   Employee Benefits and Compensation Arrangements (continued)

     Retirement Plans

     Effective as of January 1, 1996, the Company adopted a tax-qualified, non-contributory defined contribution money purchase pension plan (the "Pension Plan") under which the Company contributes for each eligible employee an amount equal to the sum of (i) 5% in 1999 and 4% in 1998 and 1997 of eligible compensation up to the taxable wage base (as such term is defined in the Pension Plan; for 1999, 1998 and 1997, amounts were set at $72,600, $68,400 and $65,400, respectively) and (ii) 10% in 1999 and 8% in 1998 and 1997 of eligible compensation in excess of the taxable wage base (up to the applicable compensation limit (the "compensation limit") imposed by Section 401(a)(17) of the Internal Revenue Code of 1986, as amended (the "Code"), which for 1999, 1998 and 1997 was $160,000. Substantially all employees of the Company are eligible for participation in the Pension Plan. In 1999, 1998 and 1997, the Company expensed $344,000, $215,000 and $168,000, respectively, related to the Pension Plan.

     Effective as of January 1, 1996, the Company adopted a tax-qualified, employee savings plan (the "Savings Plan"). Pursuant to Section 401(k) of the Code, eligible employees of the Company are able to make deferral contributions of up to 15% of their eligible compensation, subject to limitations under applicable law. The Company matches 100% of the first 3% of eligible compensation deferred by employees and 50% of the next 3% of eligible compensation so deferred. Substantially all employees of the Company are eligible for participation in the Savings Plan. In 1999, 1998 and 1997, the Company expensed $192,000, $165,000 and $123,000, respectively, related to the Savings Plan.

     Effective as of January 1, 1996, the Company adopted a supplemental, non-qualified executive savings and retirement plan (the "Supplemental Plan") under which the Company contributes 10% of eligible compensation in excess of the compensation limit for eligible officers of the Company. Participants may also defer certain amounts of eligible base compensation and bonus. Under the Supplemental Plan, the Company matches 100% of the first 3% of eligible base compensation in excess of the compensation limit that is deferred by participants under the Supplemental Plan, and provides a 50% matching contribution for the next 3% of such excess eligible compensation so deferred. In 1999, 1998 and 1997, the Company expensed $96,000, $85,000 and $74,000, respectively, related to the Supplemental Plan.

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

                  RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.   Income Taxes (continued)

     An analysis of the Company's effective tax rate for the years ended December 31, 1999, 1998 and 1997 is as follows:

                                                                                           (In thousands)
                                                                                       Years Ended December 31,
                                                                                  1999            1998           1997
                                                                            ---------------   ------------  --------------
        Income tax (benefit) computed on pre-tax income                       ($18,281)         $1,562            $663
        Reduction/increase in income tax (benefit) resulting from:
             Tax-exempt investment income                                          (733)          (582)           (524)
             Dividend received deduction                                           (958)          (896)           (650)
             Restricted stock                                                       140
             Other                                                                  275            151             173
                                                                            ---------------   ------------  --------------
        Income tax expense (benefit) on pre-tax income                         ($19,557)          $235           ($338)
                                                                            ===============   ============  ==============


     The Company's current federal tax expense (benefit) for 1999, 1998 and 1997 was based on regular taxable income. Actual federal income taxes paid in 1999, 1998 and 1997 were $1.9 million, $5.3 million and $1.4 million, respectively. The amount paid in 1999 was the final installment related to the 1998 tax return.

     The net deferred income tax asset reflects temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes, net of a valuation allowance for any portion of the deferred tax asset that management believes will not be realized. Significant components of the Company's deferred income tax assets and liabilities as of December 31, 1999 and 1998 were:

                                                                                     (In thousands)
                                                                                      December 31,
                                                                                  1999                 1998
                                                                           ----------------    -----------------
        Deferred income tax assets:
             Net claim reserve discount                                        $15,639              $10,176
             Net operating loss                                                  7,334
             Net unearned premium reserve                                        6,573                7,194
             Compensation liabilities                                              372                  622
             Equity in net loss of investees, net                                    7                2,328
             Other                                                                 165                   56
                                                                           ----------------    -----------------
        Total deferred tax assets                                               30,090               20,376
                                                                           ----------------    -----------------
        Deferred income tax liabilities:
             Deferred policy acquisition cost                                   (8,255)              (8,230)
              Unrealized appreciation of investments                           (14,001)             (25,328)
                                                                           ----------------    -----------------
        Total deferred tax liabilities                                         (22,256)             (33,558)
                                                                           ----------------    ----------------
        Net deferred income tax asset (liability)                               $7,834              ($13,182)
                                                                           ================    =================

     The net deferred income tax asset at December 31, 1999 was $7.8 million. The Company periodically evaluates the need for a valuation allowance for any portion of the deferred tax asset that management believes will not be realized based on current and future operating performance and available tax planning strategies.

     While the Company believes that a valuation allowance is not necessary at December 31, 1999, continued future comprehensive losses or future decisions with respect to business strategy following the sale of the Company's reinsurance business may result in the establishment of a valuation allowance in future financial statements.

                  RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.   Income Taxes (continued)

     The Company has a net operating loss carryforward which expires in 2019, for which it has established a deferred income tax asset of $7.3 million at December 31, 1999. The repurchase of the Company's Common Stock held by XL resulted in a 27.8% change in ownership by 5% shareholders. If, in the ensuing three years, there is more than 22.2% additional change in ownership by 5% shareholders, an "ownership change" will have taken place for federal income tax purposes. If such ownership change occurs, the amount of loss carryforwards that can be used in any subsequent year may be severely limited and could be eliminated in certain circumstances.

10.  Statutory Information

     The Insurance Department of the State of Nebraska issued to Risk Capital Reinsurance its domiciliary insurance license on November 6, 1995. Statutory net income and surplus of Risk Capital Reinsurance, as reported to insurance regulatory authorities, differ in certain respects from the amounts prepared in accordance with GAAP. The following tables reconcile statutory net loss and surplus of Risk Capital Reinsurance to consolidated GAAP net income (loss) and stockholders' equity:

                                                                                      (In thousands)
                                                                                  Years Ended December 31,
                                                                        1999               1998                 1997
                                                                  ----------------   ----------------    -----------------
        Net Income (Loss):
        Risk Capital Reinsurance
        Statutory net loss                                              ($44,561)         ($11,973)             ($5,649)
        GAAP adjustments:
             Privately held investments                                   1,179               2,623              (4,601)
             Deferred acquisition costs                                      70               6,223              10,273
             Deferred income taxes                                       10,536               7,277               2,099
             Equity in net income (loss) of investees                       621              (1,136)               (192)
             Cumulative effect of accounting change                        (370)
                                                                   --------------     ---------------     ----------------
        GAAP net income (loss)                                          (32,525)              3,014               1,930
        RCHI (parent company only) operations                                89                  77                 109
                                                                   --------------     ---------------     ----------------
        Consolidated GAAP net income (loss)                             ($32,436)            $3,091              $2,039
                                                                   ==============     ===============     ================

                                                                                        (In thousands)
                                                                                         December 31,
                                                                                   1999                1998
                                                                              ---------------      --------------
        Stockholders' Equity:
        Statutory surplus                                                          $290,082            $358,702
           Deferred acquisition costs                                                23,585              23,515
           Unrealized appreciation (depreciation)                                    (6,320)                298
           Deferred income tax asset (liability), net                                 7,818             (13,164)
           Privately held investments--non-admitted assets                           13,695              11,080
           Other non-admitted assets                                                  3,693               4,190
           Other                                                                        244                 500
                                                                              ---------------      --------------
        Investment in Risk Capital Reinsurance, GAAP                                332,797             385,121
        RCHI (parent company only):
             Other net assets                                                        13,717              12,881
                                                                              ---------------      --------------
        Consolidated stockholders' equity, GAAP                                    $346,514            $398,002
                                                                              ===============      ==============

                  RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  Statutory Information (continued)

     RCHI is a holding company and has no significant operations or assets other than its ownership of all of the capital stock of Risk Capital Reinsurance. RCHI will rely on cash dividends and distributions from Risk Capital Reinsurance to pay any cash dividends to, or repurchase any shares from, stockholders of RCHI and to pay any operating expenses that RCHI may incur. The payment of dividends or the repurchase of shares by RCHI will be dependent upon the ability of Risk Capital Reinsurance to provide funds to RCHI. The ability of Risk Capital Reinsurance to pay dividends or make distributions to RCHI is dependent upon Risk Capital Reinsurance's ability to achieve satisfactory underwriting and investment results and to meet certain regulatory standards of the State of Nebraska. There are presently no contractual restrictions on the payment of dividends or the making of distributions by Risk Capital Reinsurance to RCHI.

     Nebraska insurance laws provide that, without prior approval of the Nebraska Director of Insurance ("Nebraska Director"), Risk Capital Reinsurance cannot pay a dividend or make a distribution (together with other dividends or distributions paid during the preceding 12 months) that exceeds the greater of
(i) 10% of statutory surplus as of the preceding December 31 ($290.1 million as of December 31, 1999) or (ii) statutory net income from operations from the preceding calendar year not including after tax realized capital gains ($54.3 million loss for 1999). Net income (exclusive of realized capital gains) not previously distributed or paid as dividends from the preceding two calendar years may be carried forward for dividend and distribution purposes. Any proposed dividend or distribution in excess of such amount is called an "extraordinary" dividend or distribution and may not be paid until either it has been approved, or a 30-day waiting period has passed during which it has not been disapproved, by the Nebraska Director. Notwithstanding the foregoing, Nebraska insurance laws provide that any distribution that is a dividend may only be paid out of earned surplus arising from its business, which is defined as unassigned funds (surplus) as reported in the statutory statement for the most recent years, including any surplus arising from unrealized capital gains or revaluations of assets ($38 million deficit as of December 31, 1999). Any distribution that is a dividend and that is in excess of Risk Capital Reinsurance's unassigned funds, exclusive of any surplus arising from unrealized capital gains or revaluation of assets ($78.5 million deficit as of December 31, 1999), will be deemed an "extraordinary" dividend subject to the foregoing requirements. Therefore, Risk Capital Reinsurance cannot make a distribution that is a dividend without the prior approval of the Nebraska Director during 2000.

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

     See Note 14 - Subsequent Events for information on distributions from Risk Capital Reinsurance to RCHI which will reduce the GAAP book value and the statutory surplus of Risk Capital Reinsurance. In light of such distributions, and as required by the above statutory provisions, Risk Capital Reinsurance may not declare any other distribution for a period of 12 months following the stock repurchase described in Note 14 unless such subsequent distribution is approved by the Nebraska Department.

                  RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  Business Information

     As discussed in Note 2, the Company provides property casualty reinsurance to insurance and reinsurance companies and other forms of capital and makes investments in insurance and insurance-related entities on a global basis. The Company operates from one domestic location in Greenwich, Connecticut.

     During 1999, one client contributed $42.1 million, or 13.7%, of net premiums written and $33.8 million, or 13.5%, of net premiums earned, and a second client contributed $39.2 million, or 12.8%, of net premiums written and $43.7, or 14%, of net premiums earned. For 1998, that second client company contributed approximately $42 million, or 18%, of net premiums written and $36.6 million, or 17.8%, of net premiums earned. For 1997, such client company contributed $25.9 million, or 18%, of net premiums written, and $15.1 million, or 14%, of net premiums earned.

     The following lists individual broker business greater than 10% of the 1999 year's net premiums written with comparative amounts for the years ended 1998 and 1997, respectively:

                                                                              Net Premiums Written
                                                              1999                   1998                    1997
                                                        -------------------   ---------------------   ---------------------
        Balis & Co., Inc. (1)                                   15.0%                   23.7%                   22.7%
        Guy Carpenter & Co. (1)                                 10.7%                   11.3%                   11.0%
        Aon Group                                               17.4%                   16.5%                   19.1%
                                                         ------------------    --------------------    --------------------
        Total                                                   43.1%                   51.5%                   52.8%
                                                         ==================    ====================    ====================

(1) In addition, approximately 7.4%, 8.2%, and 13.6% of net premiums written in 1999, 1998 and 1997, respectively, were produced by other brokers who are affiliated with Marsh & McLennan Companies, Inc.

     Net premiums written and earned recorded from client companies which are Lloyd's syndicates or are located in the United Kingdom, Bermuda and Continental Europe (some which are denominated in United States dollars) were:

                                                 1999                           1998                          1997
                                      ----------------------------    ---------------------------   ---------------------------
                                             Net Premiums                   Net Premiums                  Net Premiums
                                        Written         Earned          Written        Earned        Written         Earned
                                      -------------   ------------    -------------   -----------   ------------    -----------
        Non U.S. Premiums                  $46.9          $58.0            $76.1         $65.9          $40.1          $25.8
        % of Total                          15.3%          18.6%            32.4%         32.0%          27.7%          24.0%



                  RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  Earnings Per Share


     The following table sets forth the computation of basic and diluted earnings per share:

                                                                                 (In thousands, except share data)
                                                                                       Years Ended December 31,
                                                                             1999                1998               1997
                                                                        -----------------    ---------------   ----------------
        Basic Earnings Per Share:
        Net income (loss)                                                     ($32,436)              $3,091             $2,039
        Divided by:
        Weighted average shares outstanding for the period                  17,086,732           17,065,165         17,032,601
                                                                         ================     ==============    ===============

        Basic earnings (loss) per share                                        ($1.90)                $0.18              $0.12
                                                                         ================     ==============    ===============

        Diluted Earnings Per Share:
        Net income (loss)                                                     ($32,436)              $3,091             $2,039
        Divided by:
        Weighted average shares outstanding for the period                  17,086,732           17,065,165         17,032,601
        Effect of dilutive securities:
             Warrants                                                                               581,327             24,836
             Employee stock options                                                 76               71,731             28,351
                                                                         ----------------     --------------    ---------------
        Total shares                                                        17,086,808           17,718,223         17,085,788
                                                                         ================     ==============    ===============

        Diluted earnings (loss) per share                                      ($1.90)                $0.17              $0.12
                                                                         ================     ==============    ===============

     Certain employee stock options to purchase 1,273,856, 22,750, and 448,250 shares of Common Stock at per share prices averaging $20.93, $23.61 and $22.62 were outstanding as of December 31, 1999, 1998, and 1997, respectively. These options were not included in the computation of diluted earnings per share because the options' average exercise prices were greater than the average market prices of the Common Stock of $15.40, $23.00 and $20.11 for the years ended December 31, 1999, 1998 and 1997. In addition, warrants to purchase 4,451,680 shares of Common Stock at $20 per share were outstanding as of December 31, 1999, 1998 and 1997 but were not included in the computation of diluted earnings per share for the year ended December 31, 1999 because the warrants' exercise price of $20.00 per share was greater than the average market price of the Common Stock for such year. See Note 14 - Subsequent Events.

                  RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  Quarterly Financial Information

     The following is a summary of unaudited quarterly financial data, restated where applicable, to conform to FASB Statement No. 128:

                                                                   (In thousands, except per share data)
                                                   Quarter                Quarter              Quarter             Quarter
                                                    Ended                  Ended                Ended               Ended
                                                 December 31,          September 30,           June 30,           March 31,
                                                    1999                    1999                1999                1999
                                              -------------------    -------------------    ---------------    ---------------

        Income Statement Data:
        Net premiums written                        $74,023                $76,749             $91,517            $64,437
        Net premiums earned                          80,995                 80,463              86,988             62,922
        Net investment income                         4,908                  5,965               4,817              4,483
        Net realized investment gains
        (losses)                                    (10,243)                 5,236              23,386              (1,152)
        Operating expenses                          106,468                 98,583              91,629            104,319
        Equity in net income (loss) of                  188                    400                 196                (163)
        investees
        Net income (loss)                           (19,591)                (3,737)             15,883             (24,991)
        Comprehensive income (loss)                ($15,021)              ($10,494)             $8,720            ($35,491)

        Statutory Combined Ratio:                     132.6%                  120.4%             106.3%             167.0%

        Per Share Data:
        Net income (loss)
            Basic                                    ($1.15)                ($0.22)              $0.93            ($1.46)
            Diluted                                  ($1.15)                ($0.22)              $0.93            ($1.46)
        Comprehensive income (loss)
            Basic                                    ($0.88)                ($0.61)              $0.51            ($2.08)
            Diluted                                  ($0.88)                ($0.61)              $0.51            ($2.08)
        Stockholders' equity per share
             Basic                                    $20.28                 $21.15             $21.75             $21.23
             Diluted                                  $20.28                 $21.15             $21.75             $21.23
        Common Stock Prices:
        High                                          $15.69                 $16.00             $17.38             $22.63
        Low                                           $11.00                 $13.00             $13.50             $12.00
        Close                                         $12.63                 $15.63             $13.50             $15.13



                  RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  Quarterly Financial Information (continued)



                                                                     (In thousands, except per share data)

                                                     Quarter                Quarter               Quarter              Quarter
                                                      Ended                 Ended                 Ended                Ended
                                                   December 31,          September 30,           June 30,             March 31,
                                                       1998                  1998                  1998                 1998
                                                 -----------------     ------------------     ----------------    ----------------

        Income Statement Data:
        Net premiums written                          $71,163                $66,628              $52,536             $44,408
        Net premiums earned                            63,545                 52,670               48,477              41,502
        Net investment income                           3,757                  3,995                4,331               3,604
        Net realized investment gains (losses)
                                                       25,606                   (425)               2,870                 477
        Operating expenses                             80,808                (65,334)              51,756              44,773
        Equity in net income (loss) of
        investees                                      (1,103)                (1,046)                 257                 756
        Net income (loss)                               4,994                 (6,631)               3,159               1,569
        Comprehensive income (loss)                    $2,350               ($20,622)             ($2,871)           $16,768

        Statutory Combined Ratio:                       124.4%                 123.8%               107.8%              105.9%

        Per Share Data:
        Net income (loss)
            Basic                                       $0.29                  ($0.39)              $0.19               $0.09
            Diluted                                     $0.29                  ($0.39)              $0.18               $0.09
        Comprehensive income (loss)
            Basic                                       $0.14                  ($1.21)              ($0.17)             $0.98
            Diluted                                     $0.14                  ($1.21)              ($0.17)             $0.95
        Stockholders' equity per share
             Basic                                     $23.29                  $23.15               $24.35              $24.50
             Diluted                                   $22.75                  $22.54               $23.01              $23.36
        Common Stock Prices:
        High                                           $23.75                  $25.50               $25.50              $24.00
        Low                                            $18.81                  $19.00               $22.75              $19.75
        Close                                          $21.75                  $22.00               $24.94              $24.00



                  RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.  Subsequent Events

     Folksamerica Transaction

     On January 18, 2000, the Company entered into an agreement with Folksamerica Reinsurance Company ("Folksamerica") pursuant to which Folksamerica will acquire substantially all of the reinsurance operations of the Company's wholly owned subsidiary Risk Capital Reinsurance, for a cash purchase price equal to the GAAP book value of the assets and liabilities to be transferred to Folksamerica plus $20.335 million, payable at closing.

     Under the terms of the agreement, the Company will place $20 million in escrow for a period of five years. These funds will be primarily used to reimburse Folksamerica to the extent that the loss reserves relating to business produced on behalf of Risk Capital Reinsurance by CPI, a managing underwriting agency, are deficient as measured at the end of such five-year period. Such reserves were $38.7 million at December 31, 1999. To the extent that such loss reserves are redundant, all of the escrowed funds will be returned to the Company and Folksamerica will pay the Company an amount equal to such redundancy. Amounts in the escrow may also be released to Folksamerica to satisfy its indemnification claims against the Company relating to undisclosed liabilities, the Company's reinsurance and retrocession treaties, and CPI and the business produced by it. The Company will be responsible for certain tax costs incurred by Folksamerica in the transaction, as well as its own transaction and severance costs, and certain reinsurance costs incurred for the benefit of Folksamerica. An additional amount of up to $5 million may be placed in escrow for a period of five years to the extent that the Company's reserves at closing are less by at least a specified amount than those estimated by Risk Capital Reinsurance's independent actuaries. In connection with either escrow arrangement, the Company will record a loss amount equal to any probable deficiency in the related reserves that may become known during or at the end of the five year period.

     The sale of the Company's reinsurance business to Folksamerica is contingent on obtaining applicable regulatory approvals, approval by the Company's stockholders, expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, the retention of a key employee, obtaining certain third party consents, the absence of a material adverse change in Risk Capital Reinsurance's business, and other customary closing conditions. MMRCH and Trident, which collectively represent approximately 13.3% of the 12,329,494 outstanding voting shares of RCHI on March 2, 2000, have agreed to vote in favor of the transaction. XL gave Folksamerica a similar proxy, but that proxy terminated upon the consummation of the repurchase of XL's interest in RCHI described below.

                  RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.  Subsequent Events (continued)


     The GAAP book value of the assets and liabilities to be transferred to Folksamerica recorded in the accompanying financial statements at December 31, 1999 are as follows:

                                                                 (In millions)

        Fixed maturities and short-term investments                 $245.6
        Premiums receivable                                          119.3
        Reinsurance recoverable                                       73.1
        Deferred policy acquisition costs                             23.6
        Deferred income tax asset                                     13.9
        Other insurance assets                                        37.0
                                                              -----------------
        Total Assets                                                $512.5
                                                              -----------------

        Reserve for claims and claims expenses                      $364.6
        Net unearned premium reserve                                 108.7
        Reinsurance premium                                           14.7
        Other insurance liabilities                                   24.5
                                                              -----------------
        Total Liabilities                                           $512.5
                                                              -----------------

        Net book value of assets and liabilities
         to be transferred                                              -
                                                              =================

     The actual GAAP book value of the assets and liabilities transferred to Folksamerica will be determined as of the closing date of the asset sale, and will differ from that set forth above.

     At the closing of the asset sale, Risk Capital Reinsurance and Folksamerica will enter into a transfer and assumption agreement, under which Folksamerica will assume Risk Capital Reinsurance's rights and obligations under the reinsurance agreements being transferred in the asset sale. Following regulatory approval of the agreement, the reinsureds under such agreements will be notified that Folksamerica has assumed Risk Capital Reinsurance's obligations and that, unless the reinsureds object to the assumption, Risk Capital Reinsurance will be released from its obligations to those reinsureds. Assuming that none of the reinsureds object to the assumption, the gross liabilities for such business will be removed from the accounts of Risk Capital Reinsurance for statutory accounting and GAAP accounting purposes.

     Risk Capital Reinsurance will continue to record gross liabilities in its accounts for reinsureds that object to the release of Risk Capital Reinsurance from its obligations to such reinsureds. In such instances, an offsetting accounts receivable amount from Folksamerica would be recorded as an asset equal to such gross liabilities. This would also result in a portion of any pre-tax gain on the transaction being deferred and amortized into income as the gross liabilities are extinguished.

                  RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.  Subsequent Events (continued)

     XL Transaction

     On March 2, 2000, RCHI repurchased from XL all of the 4,755,000 shares of Common Stock held by XL constituting in the aggregate 27.8% and 20.8% of its Common Stock on a basic basis and diluted basis (assuming all dilutive securities are vested, exercised and converted into common stock, which consist of 4,451,680 warrants exercisable at $20.00 per share and 1,281,356 stock options exercisable at an average price of $20.90 per share), respectively. Under the terms of the stock repurchase agreement with XL, RCHI paid to XL a purchase price of $12.45 per share, for a total of $59.2 million. The per share repurchase price was determined as the lesser of (i) 85% of the average closing market price of the Common Stock during the twenty-day trading period beginning January 21, 2000, which was $14.65, and (ii) $15.00. The consideration paid to XL for the repurchase consisted of (i) its interest in privately held LARC Holdings, Ltd. (parent of Latin American Reinsurance Company), valued at $25 million (which interest was carried by the Company at $24 million at December 31, 1999), and (ii) all of the shares and warrants held by RCHI in Annuity and Life Re (Holdings), Ltd., valued at $25.38 per share and $18.50 per warrant, or $37.8 million in the aggregate (which interest was carried by the Company at $38.2 million at December 31, 1999). XL paid RCHI in cash the $3.6 million difference between the repurchase price and the value of its interests in LARC Holdings and Annuity and Life Re. The value per share of Annuity and Life Re was determined by taking the average of the closing prices of Annuity and Life Re shares for the same twenty-day period used in determining the repurchase price of RCHI's shares.

     As a result of the repurchase, stockholder's equity of RCHI, which was $346.5 million at December 31, 1999, has been reduced by $59.4 million to 287.1 million, and outstanding voting shares, which were 17,087,970 at December 31, 1999, have been reduced to 12,332,970.

     Risk Capital Reinsurance's stockholder's equity and statutory surplus, which were $332.8 million and $290.1 million, respectively, at December 31, 1999 were reduced by $62 million and $60 million, respectively, following the distribution of the shares and warrants in LARC Holdings, Ltd. and Annuity and Life Re (Holdings), Ltd. to RCHI based on their GAAP and statutory carrying values, respectively, at December 31, 1999.

     Risk Capital Reinsurance Distribution

     Upon payment of a contemplated distribution from Risk Capital Reinsurance to the Company that would occur after the transfer of Risk Capital Reinsurance's reinsurance-related assets and liabilities to Folksamerica (which distribution is subject to regulatory approval), the assets of the Company would consist of fixed maturity and short term investments, publicly traded equity securities, and privately held securities and the Company's remaining $19 million investment commitment to Trident II would remain in place. The Company would also continue to own all of the outstanding capital stock of Risk Capital Reinsurance and Cross River, each anticipated to have statutory surplus of approximately $20 million or any greater amount the Nebraska Insurance Department requires them to retain in light of any objections from reinsureds under the transferred reinsurance agreements.

                      Report of Independent Accountants on
                          Financial Statement Schedules




To the Board of Directors and Stockholders of Risk Capital Holdings, Inc.

Our audit of the consolidated financial statements referred to in our report dated February 1, 2000, except as to Note 14, which is as of March 2, 2000 appearing on Page F-2 of this Annual Report on Form 10-K also included an audit of the financial statement schedules listed on Page F-1. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




/s/ PricewaterhouseCoopers, LLP
New York, New York
February 1, 2000, except as to Note 14, which is as of
March 2, 2000

                                                                      SCHEDULE I


                  RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARIES

                             SUMMARY OF INVESTMENTS
                    OTHER THAN INVESTMENTS IN RELATED PARTIES
                                 (In thousands)

                                                                                    December 31, 1999
                                                                 --------------------------------------------------------
                                                                                                             Amount
                                                                                                            at Which
                                                                                                            Shown in
                                                                   Amortized            Fair              the Balance
                                                                     Cost               Value                 Sheet
                                                                 --------------    -----------------     ----------------
        Type of Investment:
        FIXED MATURITY SECURITIES
        U.S. government and government agencies
        And authorities                                              $42,765              $41,095              $41,095
        Foreign governments                                            3,691                3,591                3,591
        Mortgage and asset-backed securities                          28,424               27,298               27,298
        States, municipalities and political subdivisions             52,417               52,245               52,245
        Corporate bonds                                              143,048              136,838              136,838
                                                                 --------------    -----------------     ----------------
               Total Fixed Maturities                                270,345              261,067              261,067
        EQUITY SECURITIES
        Publicly traded                                              105,747              158,631              158,631
        Privately held                                                85,748               83,969               83,969
                                                                 --------------    -----------------     ----------------
               Total Equity Securities                               191,495              242,600              242,600
        SHORT-TERM INVESTMENTS                                        72,785               72,785               72,785
                                                                 --------------    -----------------     ----------------
               Total Investments                                    $534,625             $576,452             $576,452
                                                                 ==============    =================     ================



                                                                     SCHEDULE II



                  RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                  BALANCE SHEET
                              (Parent Company Only)
                             (Dollars in thousands)
                                                                                                December 31,
                                                                                      -----------------------------------
                                                                                          1999                1998
                                                                                      ---------------     ---------------
       Assets
       Investment in wholly owned subsidiary                                                $332,797           $385,121
       Fixed maturities (amortized cost: 1999, $6,002; 1998, $8,007)                           5,974              8,057
       Short-term investments                                                                  3,252              1,149
       Cash                                                                                    4,313              3,415
       Other assets                                                                              271                411
                                                                                      ----------------    ---------------
            Total Assets                                                                    $346,607           $398,153
                                                                                      ================    ===============
       Liabilities
       Accounts payable and other liabilities                                                     93                151

       Stockholders' Equity
       Preferred stock, $0.01 par value:
           20,000,000 shares authorized (none issued)
       Common stock, $0.01 par value:
           80,000,000 shares authorized
           (issued:  1999, 17,109,736; 1998, 17,102,503)                                          171                171
       Additional paid-in capital                                                             342,034            341,878
       Accumulated other comprehensive income consisting of unrealized
       appreciation of investments, net of income tax                                          27,188             47,038
       Deferred compensation under stock award plan                                              (317)            (1,062)
       Retained earnings (deficit)                                                            (22,175)            10,261
       Less treasury stock at cost (1999, 21,766; 1998, 15,065)                                  (387)              (284)
            Total Stockholders' Equity                                                        346,514            398,002
                                                                                      ----------------    ---------------
            Total Liabilities and Stockholders' Equity                                       $346,607           $398,153
                                                                                      ================    ===============

                                                                     SCHEDULE II

                  RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
            CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)

                               Statement of Income
                              (Parent Company Only)
                             (Dollars In thousands)


                                                                                   Years Ended December 31,
                                                                           1999             1998              1997
                                                                       --------------    ------------     --------------
   Revenues
   Net investment income                                                       $641            $631               $524

   Operating Costs and Expenses
   Operating expenses                                                           485             513                357
                                                                       --------------    ------------     --------------

   Income before income tax expense                                             156             118                167

   Income tax expense                                                            55              41                 58
                                                                       --------------    ------------     --------------

   Net income before equity in net income (loss) of wholly
     owned subsidiary and cumulative effect of accounting change                101              77                109
   Equity in net income (loss) of wholly owned subsidiary                   (32,525)          3,014              1,930
   Cumulative effect of accounting change                                       (12)
                                                                       --------------    ------------     --------------
   Net income (loss)                                                        (32,436)          3,091              2,039

   Other Comprehensive Income (Loss), Net of Tax

   Change in net unrealized depreciation, of investments, net of tax            (51)             12                 21
                                                                       --------------    ------------     --------------

   Comprehensive Income (Loss)                                             ($32,487)         $3,103             $2,060
                                                                       ==============    ============     ==============

                                                                     SCHEDULE II

                  RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
            CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)


                             Statement of Cash Flows
                              (Parent Company Only)
                                 (In thousands)

                                                                                    Years Ended December 31,
                                                                             1999                1998               1997
                                                                        ------------        ------------       ------------
   Operating Activities
   Net income from operations                                               $89                   $77               $109
      Adjustments to reconcile net income to net cash
         Used for operating activities:
          Net change in other assets and liabilities                        137                   225               (650)
                                                                        ------------        ------------       ------------
   Net Cash Provided By (Used For) Operating Activities                     226                   302               (541)

   Investing Activities:
   Purchases of fixed maturities                                         (3,000)               (4,999)           (11,014)
   Sales of fixed maturities                                              5,000                 4,000               4,000
   Net change in short-term investments                                  (2,036)                1,005               4,697
                                                                        ------------        ------------       ------------
   Net Cash Provided By (Used For) Investing Activities                     (36)                    6             (2,317)

   Financing Provided By Activities:
          Common stock issued                                               156                   716                 727
          Purchase of treasury shares                                      (103)                  (86)               (197)
          Common stock issued to Directors                                  (90)
          Deferred compensation on restricted stock awarded                 117                  (296)               (506)
           Amortization of deferred compensation collected                  628                 1,302               3,367
                                                                        ------------        ------------       ------------
    Net Cash Provided By Financing Activities                               708                 1,636               3,391

   Increase in cash                                                         898                 1,944                 533
   Cash at beginning of period                                            3,415                 1,471                 938
                                                                        ------------        ------------       ------------
   Cash at end of period                                                 $4,313                $3,415              $1,471
                                                                        ============        ============       ============

                                                                        SCHEDULE
                                                                    SCHEDULE III


                  RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
                       SUPPLEMENTARY INSURANCE INFORMATION
                                 (In thousands)

                                                    Future
                                                    Policy
                                                   Benefits,
                                 Deferred           Losses,
                                  Policy          Claims and                                               Net
                                Acquisition         Claims           Unearned          Premium         Investment
                                   Costs           Expenses          Premiums          Revenue           Income
                               --------------    --------------    --------------   --------------    --------------

December 31, 1999
  Property-Casualty               $23,585          $277,271           $98,133         $261,029           $20,173
  Accident and Health                                31,358                             50,339
                               --------------    --------------    --------------   --------------    --------------
         Total                    $23,585          $308,629           $98,133         $311,368           $20,173
                               ==============    ==============    ==============   ==============    ==============

December 31, 1998
  Property-Casualty               $23,515          $186,189          $102,775         $206,194           $15,687
  Accident and Health
                               --------------    --------------    --------------   --------------    --------------
         Total                    $23,515          $186,189          $102,775         $206,194           $15,687
                               ==============    ==============    ==============   ==============    ==============

December 31, 1997
  Property-Casualty               $17,292           $70,768           $74,234         $107,372           $14,360
  Accident and Health
                               --------------    --------------    --------------   --------------    --------------
         Total                    $17,292           $70,768           $74,234         $107,372           $14,360
                               ==============    ==============    ==============   ==============    ==============


                  RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
                       SUPPLEMENTARY INSURANCE INFORMATION
                                 (In thousands)



                                Benefits,        Amortization
                                 Claims,          of Deferred
                               Losses and           Policy              Other
                               Settlement         Acquisition         Operating        Premiums
                                Expenses             Costs            Expenses          Written
                              --------------    ----------------    --------------   --------------

December 31, 1999
  Property-Casualty             $267,622            $64,279            $14,816         $256,388
  Accident and Health              38,219              16,261                             50,338
                              --------------    ----------------    --------------   --------------
         Total                  $305,841             $80,540           $14,816         $306,726
                              ==============    ================    ==============   ==============

December 31, 1998
  Property-Casualty             $176,125            $50,537            $16,452         $234,735
  Accident and Health
                              --------------    ----------------    --------------   --------------
         Total                  $176,125            $50,537            $16,452         $234,735
                              ==============    ================    ==============   ==============

December 31, 1997
  Property-Casualty              $73,407            $31,467            $13,523         $144,834
  Accident and Health
                              --------------    ----------------    --------------   --------------
         Total                   $73,407            $31,467            $13,523         $144,834
                              ==============    ================    ==============   ==============


                                                                     SCHEDULE IV

                  RISK CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
                                   REINSURANCE
                                 (In thousands)


                                                                        Assumed                               Percentage
                                                     Ceded to             From                                of Amount
                                     Gross             Other             Others               Net             Assumed to
                                     Amount          Companies          Companies           Amount                Net
                                   -----------     --------------     --------------     --------------    ----------------

December 31, 1999
Premiums Written:
   Property and Casualty                                 $80,122           $336,510           $256,388         131.3%
   Accident and Health                                                       50,338             50,338         100.0%
                                   -----------     --------------     --------------     --------------    ----------------
       Total                                             $80,122           $386,848           $306,726         126.1%
                                   ===========     ==============     ==============     ==============    ================

December 31, 1998
Premiums Written:
   Property and Casualty                                 $25,831           $260,566           $234,735         111.0%
   Accident and Health
                                   -----------     --------------     --------------     --------------    ----------------
       Total                                             $25,831           $260,566           $234,735         111.0%
                                   ===========     ==============     ==============     ==============    ================

December 31, 1997
Premiums Written:
   Property and Casualty                                  $3,044           $147,878           $144,834         102.1%
   Accident and Health
                                   -----------     --------------     --------------     --------------    ----------------
       Total                                              $3,044           $147,878           $144,834         102.1%
                                   ===========     ==============     ==============     ==============    ================



                                  EXHIBIT INDEX

Exhibit
Number                           Description
------                           -----------

3.1 Amended and Restated Certificate of Incorporation of Risk Capital Holdings, Inc. ("RCHI")1(a)

3.2  Amended and Restated Bylaws of RCHI(b)

4.1  Specimen Common Stock Certificate(a)

4.2.1 Class A Common Stock Purchase Warrants issued to Marsh & McLennan Risk Capital Holdings, Ltd. ("MMRCH") on September 19, 19952(b) and September 28, 19953(c)

4.2.2 Class A Common Stock Purchase Warrants issued to The Trident Partnership, L.P. ("Trident") on September 19, 1995(b) and September 28, 1995(c)

4.2.3 Class A Common Stock Purchase Warrants issued to Taracay Investors ("Taracay") on September 19, 1995(b) and September 28, 1995(c)

4.3 Class B Common Stock Purchase Warrants issued to MMRCH on September 19, 1995(b) and September 28, 1995(c)

10.1.1 Employment Agreement, between RCHI and Mark D. Mosca(b)+

10.1.2 Employment Agreement, between RCHI and Peter A. Appel(b)+

10.1.3 Employment Agreement, between RCHI and Bonnie L. Boccitto(b)+

10.1.4 Employment Agreement, between RCHI and Paul J. Malvasio(b)+

10.2 Amended and Restated Subscription Agreement, between RCHI and Trident(b)

10.3 Amended and Restated Subscription Agreement, between RCHI and MMRCH(b)

10.4 Amended and Restated Subscription Agreement, between RCHI and Taracay(b)

10.5 Purchase Agreement, between RCHI and X.L. Insurance Company, Ltd.(b)

Exhibit
Number                             Description
------                             -----------

10.6.1 Investment Advisory Agreement, between RCHI and Marsh & McLennan Capital, Inc. ("MMCI")(b)

10.6.2 Investment Advisory Agreement, between Risk Capital Reinsurance Company ("RCRe") and MMCI(b)

10.6.3 Investment Advisory Agreement among, RCHI, RCRe and Alliance Capital Management L.P.(i)

10.7 Management Agreement, among RCHI, RCRe and The Putnam Advisory Company, Inc.(b) 10.8.1 Sublease Agreement, dated as of March 18, 1996, between RCRe and Coca-Cola Bottling Company of New York, Inc. ("Coca-Cola")(b)

10.8.2 Sublease Amendment Agreement and Consent, dated as of November 11, 1997, between RCRe and Coca-Cola(d)

10.8.3 Sub-Sublease Agreement, dated as of March 18, 1996, between RCRe and MMCI(e)

10.8.4 Sub-Sublease Agreement, dated as of April 30, 1997, between RCRe and Bank of Ireland Asset Management (US) Limited ("BOI"), as amended(e)

10.8.5 Sub-Sublease Termination Agreement, effective March 31, 2000, between RCRe and BOI (filed herewith)

10.9.1  Tax Sharing Agreement, between RCHI and RCRe (amended)(d)

10.9.2  Addition of Cross River Insurance Company to Tax Sharing Agreement(g)

10.10.1 RCHI 1999 Long Term Incentive and Share Award Plan(f)+

10.10.2 RCHI 1995 Long Term Incentive and Share Award Plan (the "1995 Stock Plan")(b)4+

10.10.3 First Amendment to the 1995 Stock Plan(c)5+

10.10.4 Restricted Stock Agreements--Executive Officers(h)+

10.10.5 Stock Option Agreements--Executive Officers--1995 and 1996 grants(h) and 1997 and 1998 grants(g)+

10.10.6 Stock Option Agreements--Chairman--1996 grant,(h) 1997 grant(d) and 1998 grant(g)

10.10.7 Stock Option Agreements--Non-Employee Directors--initial grants(g) (and filed herewith)

Exhibit
Number                           Description
------                           -----------

10.10.8 Stock Option Agreements--Non-Employee Directors--1996 and 1997 annual grants,(c) 1998 annual grants,(d) 1999 annual grants (g) and 2000 annual grants (filed herewith)

10.11.1 Change in Control Agreement (as amended)--President(i)+

10.11.2 Change in Control Agreements (as amended)--Managing Directors(i)+

10.11.3 Form of Change in Control Agreements (as amended)--Senior Vice Presidents(i)+

10.11.4 Change in Control Severance Plan (as amended)(i)+

10.12   RCHI 1995 Employee Stock Purchase Plan(j)+

10.13.1 RCRe Money Purchase Pension Plan (the "Pension Plan")(b)+

10.13.2 Amendment and Restatement of the Adoption Agreement relating to the Pension Plan(c)+

10.13.3 Amendment to the Adoption Agreement relating to the Pension Plan(g)+

10.14.1 RCRe Employee Savings Plan (the "Savings Plan")(b)+

10.14.2 Amendment and Restatement of the Adoption Agreement relating to the Savings Plan(c)+

10.14.3 Amendment to the Adoption Agreement relating to the Savings Plan(g)+

10.15.1 RCRe Executive Supplemental Non-Qualified Savings and Retirement Plan (the "Supplemental Plan") and related Trust Agreement(b)+

10.15.2 Amendment No. 1 to the Adoption Agreement relating to the Supplemental Plan(c)+

10.15.3 Amendment No. 2 to the Adoption Agreement relating to the Supplemental Plan(g)+

10.16 Asset Purchase Agreement, dated as of January 10, 2000, amount RCHI, Folksamerica Holding Company, Inc. ("FHC") and Folksamerica Reinsurance Company ("FRC")(k)

10.17   Voting Agreement, dated as of January 10, 2000, among MMRCH, RCHI and
        FHC(k)

10.18 Voting Agreement, dated as of January 10, 2000, among Trident, RCHI and FHC(k)

10.19 Voting Agreement, dated as of January 10, 2000, among XL Capital Ltd ("XL"), Garrison Investments Inc. ("GI"), RCHI and FHC(k)

10.20   Form of Transfer and Assumption Agreement between RCRe and FRC(k)

10.21   Form of Balance Sheet of Assumed Business(k)

10.22   Form of Escrow Agreement among RCRe, FHC, FRC and the Escrow Agent(k)

10.23 Form of Supplemental Escrow Agreement among, RCRe, FHC, FRC and the Escrow Agent(k)

10.24 Stock Repurchase Agreement, dated January 17, 2000, among RCHI, RCRe, XL and GI(k)

10.25   Form of Voting and Disposition Agreement, among RCHI, RCRe, XL and GI(k)

21      Subsidiaries of Registrant(g)

23      Consent of PricewaterhouseCoopers LLP (filed herewith)

24      Power of Attorney (filed herewith)

27      Financial Data Schedule (filed herewith)

Exhibit
Number                                Description
------                                -----------

99.1 Definitive proxy statement for a special meeting of stockholders, filed with the SEC on March 16, 2000 (excluding audited financial statements and annexes thereto)




--------
                 1(a) Filed as an exhibit to Amendment No. 3 to our Registration
                      Statement on Form S-1 (No. 33-94184), as filed with the Securities and Exchange Commission (the "SEC") on August 11, 1995, and incorporated by reference.

                 2(b) Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 1995, as filed with the SEC on March 30, 1996, and incorporated by reference.

                 3(c) Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 1996, as filed with the SEC on March 31, 1997, and incorporated by reference.

                 (d) Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 1997, as filed with the SEC on March 27, 1998, and incorporated by reference.

                 (e) Filed as an exhibit to our Report on Form 10-Q for the period ended June 30, 1998, as filed with the SEC on August 14, 1998, and incorporated by reference.

                 (f) Filed as an exhibit to our Definitive Proxy Statement filed with the SEC on April 14, 1999, and incorporated by reference.

                 (g) Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 1998, as filed with the SEC on March 30, 1999, and incorporated by reference.

                 4(h) Filed as an exhibit to our Report on Form 10-Q for the period ended June 30, 1997, as filed with the SEC on August 14, 1997, and incorporated by reference.

                 (i) Filed as an exhibit to our Report on Form 10-Q for the period ended June 30, 1999, as filed with the SEC on August 12, 1999, and incorporated by reference.

                 (j) Filed as an exhibit to our Registration Statement on Form S-8 (No. 33-99974), as filed with the SEC on December 4, 1995, and incorporated by reference.

                 (k) Filed as an exhibit to our Report on Form 8-K filed with the SEC on January 18, 2000, and incorporated by reference.

                 + A management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.