Form 10-K/A
period 1999-12-31
RISK CAPITAL HOLDINGS INC
filed 2000-04-28
CIK 947484

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the Fiscal Year Ended December 31, 1999

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the transition period from ______ to ______

                           Commission File No. 0-26456

                           RISK CAPITAL HOLDINGS, INC.
             (Exact name of Registrant as specified in its charter)

                     Delaware                             06-1424716
            -------------------------------            --------------------
            (State or other jurisdiction of            (I.R.S. Employer
            incorporation or organization)              Identification No.)

                     20 Horseneck Lane
                 Greenwich, Connecticut                     06830
         ----------------------------------------         ----------
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

                  Yes     X          No
                      --------          ---------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant as of April 26, 2000 was approximately $161,238,784 based on the closing price on the Nasdaq National Market on that date.

         As of April 26, 2000, there were 12,378,280 shares of the Registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Parts I and II incorporate by reference our definitive proxy statement for a special meeting of our stockholders relating to the asset sale described in this annual report.

================================================================================

EXPLANATORY NOTE

     The purpose of this amendment is to provide information required by Items 10, 11, 12 and 13 of Part III of Form 10-K. This information is being provided by amendment because our Form 10-K for the year ended December 31, 1999 incorporated by reference this information from our proxy statement for the 2000 Annual Meeting of Stockholders, and such proxy statement will not be filed with the Securities and Exchange Commission by April 30, 2000.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following individuals are our directors and executive officers:


                                                                                                        TERM
NAME                                                   AGE    POSITION                                 EXPIRES*
----                                                   ---    --------                                 --------
Mark D. Mosca......................................      46   President, Chief Executive                2001
                                                                Officer and Class III Director
Robert Clements....................................      67   Chairman and Class III Director           2001
Peter A. Appel.....................................      38   Executive Vice President, Chief           2000
                                                                Operating Officer, General
                                                                Counsel, Secretary and Class II
                                                                Director
Paul J. Malvasio...................................      53   Managing Director, Chief                   _
                                                                Financial Officer and Treasurer
Michael P. Esposito, Jr............................      60   Class III Director                        2001
Lewis L. Glucksman.................................      74   Class II Director                         2000
Ian R. Heap........................................      74   Class II Director                         2000
Thomas V. A. Kelsey................................      67   Class I Director                          2002
Robert F. Works....................................      52   Class I Director                          2002
Philip L. Wroughton................................      66   Class I Director                          2002


---------------
*    Indicates expiration of term as a director of the company.

     Mark D. Mosca was elected President and director of the company in June 1995 and Chief Executive Officer of the company in March 1998, and President, Chief Executive Officer and director of RCRe in August 1995, and has served as Chief Underwriting Officer of RCRe since March 1999. Prior to June 1995, he was Senior Vice President and Chief Underwriting Officer of Zurich Reinsurance Centre Holdings, Inc. since the completion of its initial public offering in May 1993. Prior thereto, Mr. Mosca served as a Vice President of NAC Re Corporation ("NAC Re"), where he was manager of the Treaty Division since February 1986. From 1975 to 1986, Mr. Mosca was employed by General Reinsurance Corporation where he was a Vice President. Mr. Mosca holds an A.B. degree from Harvard University.

     Robert Clements was elected Chairman and director of the company at the time of our formation in March 1995 and Chairman and director of RCRe in September 1995. He is currently an advisor to Marsh & McLennan Capital, Inc. ("MMCI"), with whom he served as Chairman and Chief Executive Officer from January 1994 to March 1996. Prior thereto, he served as President of Marsh & McLennan Companies, Inc. since 1992, having been Vice Chairman during 1991. He was Chairman of J&H Marsh & McLennan, Incorporated (formerly Marsh & McLennan, Incorporated), a subsidiary of Marsh & McLennan Companies, Inc., from 1988 until March 1992. He joined Marsh & McLennan, Ltd., a Canadian subsidiary of Marsh & McLennan Companies, Inc., in 1959. Mr. Clements is a director of XL Capital
Ltd, Annuity and Life Re (Holdings), Ltd. and Stockton Reinsurance Limited. He is Chairman of the Board of Trustees of The College of Insurance and a member of Rand Corp. President's Council.

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

     Michael P. Esposito, Jr. has been a director of the company and RCRe since September 1995. Mr. Esposito has been a director of XL Capital since 1986, serving as Chairman of the Board since April 1995, and has been Co-Chairman of Inter-Atlantic Capital Partners since June 1995. Mr. Esposito served as Chief Corporate Control, Compliance and Administrative Officer of The Chase Manhattan Corporation from 1991 to June 1995, having previously served as Executive Vice President and Chief Financial Officer from 1987 to 1991. Mr. Esposito also currently serves as a director of Forest City Enterprises and Annuity and Life Re (Holdings), Ltd.

     Lewis L. Glucksman has been a director of the company and RCRe since November 1995. Mr. Glucksman is currently an Advisory Director of Salomon Smith Barney Holdings Inc. (formerly Smith Barney Inc.), with whom he served as Vice Chairman from 1988 to 1998. Prior thereto, he was Chairman of Glucksman & Company, a private investment banking firm, which he founded in 1984. From 1963 to 1984, Mr. Glucksman was associated with Lehman Brothers Inc. and its successor company Lehman Brothers Kuhn Loeb, Inc., serving in various positions, including as Chairman and Chief Executive Officer from 1983 to 1984, President from 1981 to 1983, and Chief Operating Officer from 1976 to 1983. From 1976 to 1984, he was a Commissioner of the Port Authority of New York and New Jersey. Mr. Glucksman is a Trustee and member of the Finance and Executive Committees of New York University.

     Ian R. Heap has been a director of the company and RCRe since September 1995. Mr. Heap has been a director of XL Capital since 1987 and was Chairman of the Board of XL Capital from 1988 to 1992. He was President and Chief Executive Officer of XL Capital and XL Insurance Ltd. from 1987 to 1988. From 1992 to 1993, he served as President and Chief Executive Officer of Mid Ocean Reinsurance Company Ltd. Mr. Heap served as President and Chief Executive Officer of XL America, Inc. and XL Insurance Company of New York, Inc. from 1998 until June 1999.

     Thomas V. A. Kelsey has been a director of the company and RCRe since September 1996. Mr. Kelsey was the President and Chief Executive Officer of School, College and University Underwriters, Ltd. ("SCUUL"), a Bermuda-domiciled reinsurance company, from 1993 to May 1998. Prior to joining SCUUL, he served Chubb & Son Inc. and The Chubb Corporation since 1954 in various capacities, including Executive Vice President and Chief Underwriting Officer. Mr. Kelsey is Vice Chairman of the Board of Trustees of the College of Insurance.

     Robert F. Works has been a director of the company and RCRe since June 1999. Mr. Works is currently a Managing Director of Jones Lang LaSalle (formerly LaSalle Partners). He joined Jones Lang LaSalle in 1981, where he has served in various capacities, including manager of both the Property Management and Investment Management teams of the Eastern Region of the United States. Mr. Works is also manager for the Times Square Development Advisory and Chelsea Piers Lease Advisory on behalf of New York State and the President of GCT Ventures and the Revitalization of Grand Central Terminal for the Metropolitan Transportation Authority.

     Philip L. Wroughton has been a director of the company and RCRe since September 1995. Mr. Wroughton was Chairman of C.T. Bowring & Co. Limited from 1988 to 1996, Chairman of The Bowring Group Ltd. from 1995 to 1996 and was Vice Chairman of Marsh & McLennan Companies, Inc. from 1994 to 1996. Prior to 1994, he was Chairman of Marsh & McLennan, Inc.

     See "Certain Relationships and Related Transactions--Designation of Directors" for a description of certain arrangements regarding the election of certain of our directors.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10% of our common stock, to file with the Securities and Exchange Commission (the "SEC") initial reports of beneficial ownership and reports of changes in beneficial ownership of our common stock. Such persons are also required by SEC regulation to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and representations that no other reports were required, we believe that all persons subject to the reporting requirements of Section 16(a) filed the required reports on a timely basis during the year ended December 31, 1999.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth information regarding compensation paid to our executive officers by the company and RCRe for services rendered during fiscal years 1999, 1998 and 1997.

                           SUMMARY COMPENSATION TABLE


                                                                             LONG TERM COMPENSATION
                                                                       -----------------------------------
                                         ANNUAL COMPENSATION                    AWARDS           PAYOUTS
                                 ------------------------------------- -----------------------------------
                                                                       RESTRICTED   SECURITIES
  NAME AND                                             OTHER ANNUAL       STOCK     UNDERLYING    LTIP       ALL OTHER
  PRINCIPAL                                            COMPENSATION     AWARD(S)     OPTIONS     PAYOUTS   COMPENSATION
  POSITION                 YEAR  SALARY($)  BONUS($)        ($)          ($)(1)        (#)         ($)        ($)(2)
  --------                 ----  ---------  --------        ---          ------        ---         ---        ------
  Mark D. Mosca..........  1999    454,300   250,000        --             --            --        --         63,810
  President, Chief         1998    437,000   306,000        --             --          66,300      --         53,430
  Executive Officer and    1997    420,000   510,000        --             --          72,100      --         50,815
  Director

  Peter A. Appel.........  1999    375,000   250,000        --             --             --       --         51,339
  Executive Vice           1998    302,000   210,000        --             --          62,800      --         35,596
  President, Chief         1997    261,000   245,500        --             --          38,500      --         30,675
  Operating Officer,
  General Counsel,
  Secretary and Director

  Paul J. Malvasio.......  1999    310,000   160,000        --             --            --        --          43,912
  Managing Director,       1998    301,000   185,000        --             --          37,800      --          37,437
  Chief Financial          1997    286,000   245,000        --             --          38,500      --          35,777
  Officer and Treasurer


-------------------
(1) As of December 31, 1999, an aggregate of 30,000 unvested shares of restricted stock, with an aggregate value of $378,750 were held by the named executive officers as follows: (i) Mark D. Mosca--20,000 shares with a value of $252,500; and (ii) each of Peter A. Appel and Paul J. Malvasio--5,000 shares with a value of $63,125. The shares of restricted stock were issued in 1995 and vest in five equal annual installments commencing on the first anniversary of each named executive officer's employment date. An aggregate of 120,000 shares of restricted stock vested to the named executive officers from 1996 through 1999. During the vesting period, cash dividends (if any) would be paid on outstanding shares of restricted stock. Stock dividends issued with respect to such shares (if any) would be subject to the same restrictions and other terms and conditions that apply to the shares of restricted stock with respect to which such dividends are issued.

(2) Includes: (i) matching contributions by RCRe under its Employee Savings Plan, a 401(k) Plan, in the amounts of $7,200, $7,200 and $7,125 during 1999, 1998 and 1997, respectively, for each of Messrs. Mosca, Appel and Malvasio; (ii) pension contributions by RCRe under its Money Purchase Pension Plan in the following amounts for 1999, 1998 and 1997, respectively: $12,370, $10,064 and $10,184 for each of Messrs. Mosca, Appel and Malvasio, (iii) contributions by RCRe under its Executive Supplemental Non-Qualified Savings and Retirement Plan in the following amounts for 1999, 1998 and 1997, respectively: (A) $42,674, $34,600 and
         $32,588 for Mr. Mosca, (B) $31,175, $17,738 and $12,772 for Mr. Appel,
         and (C) $21,750, $17,581 and $15,876 for Mr. Malvasio; and (iv) term life insurance premiums paid by RCRe in the following amounts for 1999, 1998 and 1997, respectively: (A) $1,566, $1,566 and $918 for Mr. Mosca,
         (B) $594, $594 and $594 for Mr. Appel, and (C) $2,592, $2,592 and
         $2,592 for Mr. Malvasio.

     There were no grants of stock options made to any of our executive officers during 1999.

     The following table provides information regarding the number and value of options held by each of our executive officers as of December 31, 1999. No options were exercised by any executive officer during 1999.

                  AGGREGATED 1999 FISCAL YEAR-END OPTION VALUES


                                    NUMBER OF SECURITIES UNDERLYING                 VALUE OF UNEXERCISED
                                        UNEXERCISED OPTIONS AT                          IN-THE-MONEY
                                           DECEMBER 31, 1999                  OPTIONS AT DECEMBER 31, 1999(1)
                                           -----------------                  -------------------------------
         NAME                     EXERCISABLE       UNEXERCISABLE(2)        EXERCISABLE          UNEXERCISABLE
   -------------------            -----------       ----------------        -----------          -------------
Mark D. Mosca...............       166,503              145,897                --                     --
Peter A. Appel..............        71,663               94,137                --                     --
Paul J. Malvasio............        66,663               74,137                --                     --


------------------
(1) For purposes of the above table, none of the options held by our executive officers were "in-the-money" at December 31, 1999 because the exercise price of these options exceeded the market price of our common stock on such date (I.E., $12.63).

(2) All of the unexercisable options indicated above vest and become exercisable upon stockholder and regulatory approval of the sale of our reinsurance operations to Folksamerica Holding Company, Inc. and Folksamerica Reinsurance Company (collectively, "Folksamerica").

EMPLOYMENT AGREEMENTS AND TERMINATION OF EMPLOYMENT ARRANGEMENTS

     Upon completion of our initial public offering in September 1995, the company and RCRe entered into an employment agreement with Mark Mosca pursuant to which Mr. Mosca serves as President and Chief Executive Officer of both the company and RCRe. The term of employment will initially expire in September 2000, subject to automatic extensions thereafter for successive one-year periods. Mr. Mosca's annual base salary, as established under his employment agreement, was $454,300 for 1999 and is subject to review annually for increase at the discretion of the compensation committee of our board of directors. The employment agreement provides for the payment to Mr. Mosca of an annual bonus of at least $250,000 to be determined by the compensation committee. Mr. Mosca is also entitled to participate in all employee benefit programs of the company and RCRe in which senior executives are eligible to participate and to receive reimbursement for customary business expenses. In addition, so long as Mr. Mosca is employed by the company, the company agreed to guarantee a loan from a financial institution to Mr. Mosca with respect to any federal income taxes payable by Mr. Mosca as a result of the vesting of restricted shares granted to him under his employment agreement.

     Mr. Mosca agreed to refrain from competing with us during the term of his employment and for a period of 12 months thereafter. During such period, Mr. Mosca may not engage in any activities, in any jurisdictions in which we or any of our affiliates has underwritten insurance during Mr. Mosca's employment, that are competitive with businesses that (1) are then being conducted by us and (2) during the period of Mr. Mosca's employment, were either being conducted or actively developed by us, provided that Mr. Mosca will be bound by the foregoing restrictions only to the extent that the company continues to pay to him a periodic annual salary and minimum bonus at a combined rate of $650,000 per annum. In addition, during the term of his employment and for a period of 24 months thereafter, Mr. Mosca has agreed not to encourage any employees to leave the employ of the company (except as may be in the best interests of the company during the course of carrying out his duties as an officer of the company) or seek to solicit business from any person or entity which is, or at the time of termination of Mr. Mosca's employment was, a customer of or in the habit of dealing with the company.

     We have also entered into letter agreements of employment with each of the other named executive officers, which agreements may be terminated by either party upon notice at any time. For 1999, the agreements provided for annual base salaries to Peter Appel of $375,000 and Paul Malvasio of $310,000. The salaries are subject to review annually for increase at the discretion of the compensation committee. Pursuant to the agreements, the executives are eligible to receive annual cash bonuses and stock-based awards at the discretion of the compensation committee and to participate in our employee benefit programs. The agreements also provide that the target rate for the annual cash bonus for each executive will be 75% of the executive's annual base salary.

     In addition, the agreements provide that if the executive's employment is terminated by the company without "cause" (as such term is defined in the agreements), the company will continue to pay such executive an amount equal to his base salary and continue to pay all such executive's employee benefits for a period of 12 months following termination, subject to reduction for compensation received by such executive in any other employment. In the event of termination without cause, the agreements also provide that (1) the restrictions on all restricted shares granted under such agreement as to which restrictions have not lapsed and that are held by the executive will terminate and (2) all unvested options granted under such agreement that are held by the executive will immediately vest.

     In March 1999, Bonnie Boccitto's employment as a Managing Director of both the company and RCRe and Chief Underwriting Officer of RCRe was terminated. Upon such termination, Ms. Boccitto received as severance a payment of $250,000, plus an amount equal to her annual base salary of $310,000 per annum through April 1, 2000. In addition, as of the termination date, 10,000 shares of restricted stock vested to Ms. Boccitto and options to purchase 102,299 shares of our common stock became exercisable in full by her.

CHANGE IN CONTROL ARRANGEMENTS

     Our board of directors adopted change in control severance arrangements for our executive officers and other employees in November 1996, and approved certain amendments in February 1999, in order to encourage our employees to focus more effectively on our interests in connection with a potential change in control. These arrangements were intended to decrease the risk that our employees will terminate their employment with us or otherwise be distracted in the event of a change in control.

     The sale of our reinsurance operations to Folksamerica will constitute a change in control for purposes of our change in control and other benefit and employment arrangements. Under these arrangements, all unvested stock options and shares of restricted stock held by our employees and the members of our board of directors immediately vest upon stockholder and regulatory approval of the asset sale. Please refer to the tables entitled "Summary Compensation Table" and the "Aggregated 1999 Fiscal Year-End Option Values" for information regarding the options and restricted stock held by our executive officers. In addition, the payments that will be made to our executive officers upon closing of the asset sale are estimated to be: Mark D. Mosca, $2,716,714; Peter A. Appel, $1,476,563; and Paul J. Malvasio, $1,220,625.
These amounts are equal to a specified multiple of the sum of such executive officer's annual base salary and target annual bonus (or, in the case of Mr. Mosca, a notional target amount equal to 100% of his annual base salary). The specified multiple is 2.99 for Mr. Mosca and 2.25 for Messrs. Appel and Malvasio. Such payments may not exceed an amount that would trigger the payment of excise taxes, and are not subject to mitigation in the event that such officer receives any compensation from other employment following his termination. In addition, a prorated portion of such executive officer's target annual bonus (or, in the case of Mr. Mosca, a prorated portion of a notional target amount equal to 100% of his annual base salary) will be paid to the executive officers at the closing of the asset sale. Each executive officer will also be entitled to continuance of his health care, dental, disability and group-term and life insurance benefits for prescribed periods.

     Robert Clements, chairman of our board, will receive a special bonus of $300,000 upon the consummation of the asset sale.

     With respect to employees other than the executive officers, the extent of the benefits and when they are triggered vary depending upon the position of the employee. Immediately upon the involuntary termination (other than for cause) or, only in the case of officers, constructive termination, of an employee within prescribed protection periods following a change in control, the employee would be entitled to a payment equal to a specified multiple of the sum of such employee's annual base salary and target annual bonus. The specified multiple is
2.0 for Senior Vice Presidents, 1.5 for Vice Presidents, 1.0 for other officers, and 0.5 for non-officers. All such payments may not exceed an amount that would trigger the payment of excise taxes, and employees below the level of Senior Vice President will receive the payments in monthly installments and have a duty to mitigate such payments by seeking new employment. In addition, upon termination of any such employee's employment following a change in control, a prorated portion of such employee's target annual bonus will be paid to the employee, and he or she will also be entitled to continuance of health care, dental, disability and group-term and life insurance benefits for prescribed periods.

     Under the asset purchase agreement we entered into with Folksamerica, we are required to offer to retain our employees (other than senior executives) to work at our offices for up to a 60-day period following the closing of the transaction in order to help facilitate the transition of our reinsurance business to Folksamerica. Folksamerica will reimburse RCHI for the costs of retaining such employees during this 60-day period until such employees are terminated by Folksamerica. In connection with this obligation, we amended our change in control arrangements covering employees of the level of Vice President and below to provide that each such employee will not be eligible to receive severance benefits until the 60-day transition period has elapsed or until his or her employment is terminated during the 60-day period.

     Employees who agree to the change in control arrangements are subject to provisions regarding non-solicitation of employees and customers for a period of one year following termination of employment (except for Mr. Mosca, who is subject to the non-competition and non-solicitation provisions included in his employment agreement as described above). In addition, all such employees are subject to provisions regarding non-disclosure of confidential and proprietary information. All such non-solicitation and non-disclosure provisions apply whether or not a change in control has occurred.

COMPENSATION OF DIRECTORS

     For the 1998-1999 annual period, each non-employee member of our board of directors received an annual cash retainer fee in the amount of $25,000. Commencing with the 1999-2000 annual period, each non-employee director is entitled, at his option, to receive this retainer fee in the form of shares of our common stock instead of cash. If so elected, the number of shares distributed to the non-employee director is equal to 120% of the amount of the annual retainer fee otherwise payable divided by the fair market value of a share of our common stock. Each non-employee director also receives from the company a meeting fee of $1,000 for each board or committee meeting attended. In addition, each non-employee director serving during 1999 as chairman of the (1) executive committee, compensation committee or investment/finance committee received an annual fee of $3,000 and (2) audit committee received an annual fee of $5,000. All non-employee directors are entitled to reimbursement for their reasonable out-of-pocket expenses in connection with their travel to and attendance at meetings of the board or committees thereof. Directors who are also employees of the company or its subsidiaries receive no cash compensation for serving as directors or as members of board committees.

     Pursuant to our long term incentive and share award plans, upon joining the board, each non-employee director receives an option to purchase 300 shares of our common stock at an exercise price per share equal to the then market price of a share of common stock. Our plans also provide for automatic annual grants to non-employee directors of options to purchase shares of our common stock on January 1 of each year. Commencing January 1, 2000, the amount of shares covered by this annual grant was increased from 500 to 1,500 shares. In addition, Robert Clements, chairman of our board of directors, received a bonus of $250,000 for performance during 1999. Please also refer to "Change in Control Arrangements" above.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The compensation committee of our board of directors currently consists of Michael P. Esposito, Jr., Ian R. Heap and Robert F. Works, with Mr. Esposito serving as chairman. None of the members of the compensation committee are or have been officers or employees of the company or RCRe. In addition, no executive officer of the company served on any board of directors or compensation committee of any entity (other than the company) with which any member of our board serves as an executive officer. Messrs. Esposito and Heap are directors of XL Capital, which was our largest stockholder prior to our repurchase of XL Capital's interest in us on March 2, 2000. Please refer to "Certain Relationships and Related Transactions" below for a description of the stock repurchase and certain other transactions between us and XL Capital. Mr. Clements, the chairman of our board of directors, is a member of the compensation committee of XL Capital.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information available to us as of April 26, 2000 with respect to the ownership of our common stock by (1) each person known to us to be the beneficial owner of more than 5% of our outstanding shares, (2) each director of the company, (3) each executive officer of the company and (4) all of our directors and executive officers as a group. Except as otherwise indicated, each person named below has sole investment and voting power with respect to the securities shown.


                                                         NUMBER OF SHARES           RULE 13d-3
NAME AND ADDRESS                                           BENEFICIALLY             PERCENTAGE            FULLY-DILUTED
OF BENEFICIAL OWNER                                          OWNED(1)               OWNERSHIP(1)           PERCENTAGE(2)
---------------------------------------------------      ----------------     -----------------------    ----------------
Marsh & McLennan Risk Capital
     Holdings, Ltd. (3)............................           2,301,022                 17.3%                  22.4%
     1166 Avenue of the Americas
     New York, New York 10036

Merrill Lynch & Co., Inc. (4)......................           2,033,900                 16.4                   11.2
     World Financial Center, North Tower
     250 Vesey Street
     New York, New York 10381

The Trident Partnership, L.P. (5)..................           1,636,079                 11.9                    9.0
     Craig Appin House
     8 Wesley Street
     Hamilton, HM11, Bermuda

EQSF Advisers, Inc. and
M.J. Whitman Advisers, Inc. (6)....................           1,132,975                  9.2                    6.2
     767 Third Avenue
     New York, New York 10017

Franklin Resources, Inc. (7).......................           1,064,100                  8.6                    5.9
     777 Mariners Island Boulevard
     San Mateo, California 94404

Beck, Mack & Oliver LLC (8)........................            992,700                   8.0                    5.5
     330 Madison Avenue
     New York, New York 10017



                                                         NUMBER OF SHARES           RULE 13d-3
NAME AND ADDRESS                                           BENEFICIALLY             PERCENTAGE            FULLY-DILUTED
OF BENEFICIAL OWNER                                          OWNED(1)               OWNERSHIP(1)           PERCENTAGE(2)
---------------------------------------------------      ----------------     -----------------------    ----------------
Steinberg Asset Management Co.,
     Inc. (9)......................................            894,154                   7.2                    4.9
     12 East 49th Street
     New York, New York 10017

Crabbe Huson Group, Inc. (10)......................            809,887                   6.5                    4.5
     121 SW Morrison, Suite 1400
     Portland, Oregon  97204

Mark D. Mosca (11).................................            307,574                   2.5                    2.5

Robert Clements (12)...............................            232,292                   1.9                    2.5

Peter A. Appel (13)................................            252,834                   2.0                    1.9

Paul J. Malvasio (14)..............................             96,651                    *                      *

Michael P. Esposito, Jr. (15)......................              7,804                    *                      *

Lewis L. Glucksman (15)............................              3,804                    *                      *

Ian R. Heap (15)...................................              5,300                    *                      *

Thomas V. A. Kelsey (15)...........................              6,554                    *                      *

Robert F. Works (15)...............................              2,104                    *                      *

Philip L. Wroughton (15)...........................              2,800                    *                      *

All directors and executive officers
     (10 persons)..................................            917,717                   7.2%                   8.1%


---------------
*        Denotes beneficial ownership of less than 1.0%.

(1) Pursuant to Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), amounts shown under "Number of Shares Beneficially Owned" and "Rule 13d-3 Percentage Ownership" include shares of common stock that may be acquired by a person within 60 days of the date hereof. Therefore, "Rule 13d-3 Percentage Ownership" has been computed based on (1) 12,378,280 shares of common stock actually outstanding as of April 26, 2000 and (2) shares of common stock that may be acquired within 60 days of the date hereof upon the exercise of options and warrants held by the person whose Rule 13d-3 Percentage Ownership is being computed, excluding those options that vest upon stockholder and regulatory approval of the sale of our reinsurance operations to Folksamerica.

(2) Amounts shown under "Fully-Diluted Percentage" in the above table have been computed based on 12,378,280 shares of common stock actually outstanding as of April 26, 2000 and shares of common stock that may be acquired upon the exercise of all outstanding options and warrants (whether or not such options and warrants are exercisable within 60 days). As of April 26, 2000, there were an aggregate of 5,805,800 shares of common stock issuable under outstanding warrants and options as follows: (1) Class A Warrants to purchase an aggregate of 2,531,079 shares of common stock (the "Class A Warrants"), (2) Class B Warrants to purchase an aggregate of 1,920,601 shares of common stock (the "Class B Warrants"), and (3) options to purchase an aggregate of 1,354,120 shares of common stock. The Class A Warrants are immediately exercisable at $20 per share and expire on September 19, 2002. The Class B Warrants are exercisable at $20 per share at any time after our common stock has traded at or above $30 per share for 20 out of 30 consecutive trading days and expire on September 19, 2005.

(3) Amounts include (1) 1,395,625 shares of common stock owned directly by Marsh & McLennan Risk Capital Holdings, Ltd. ("MMRCH") and (2) 905,397 shares issuable upon the exercise of Class A Warrants held by MMRCH. "Fully-Diluted Percentage" also reflects 1,770,601 shares of common stock issuable upon the exercise of Class B Warrants held by MMRCH, which warrants may become exercisable within 60 days of the date hereof. Based upon a Schedule 13D, dated November 7, 1996, filed with the SEC by Marsh & McLennan Companies, Inc.

(4) Based upon a Schedule 13G dated January 26, 2000, filed with the SEC jointly by Merrill Lynch & Co., Inc., a parent holding company, and Merrill Lynch Global Allocation Fund, Inc. ("MLGAF"), a registered investment company. In the Schedule 13G, Merrill Lynch & Co. reported that it has shared voting power and shared dispositive power with respect to 2,033,900 shares of common stock and MLGAF reported that it has shared voting power and shared dispositive power with respect to 1,947,500 shares of common stock.

(5) Amounts include (1) 250,000 shares of common stock owned directly by The Trident Partnership, L.P. and (2) 1,386,079 shares of common stock issuable upon the exercise of Class A Warrants held by Trident. Based upon a Schedule 13D, dated March 27, 1998, filed with the SEC by Trident.

(6) Based upon a Schedule 13G dated February 14, 2000, filed with the SEC jointly by EQSF Advisers, Inc. and M.J. Whitman Advisers, Inc. ("MJWA"), each an investment advisor, and Martin J. Whitman. In the
         Schedule 13G, EQSF reported that it has sole voting power and sole dispositive power with respect to 473,400 shares of common stock and MJWA reported that it has sole voting power and sole dispositive power with respect to 659,575 shares of common stock.

(7) Based upon a Schedule 13G dated January 31, 2000, filed with the SEC by Franklin Resources, Inc. and certain of its affiliates (collectively, "FRI"). In the Schedule 13G, FRI reported that it has sole voting power and sole dispositive power with respect to 1,064,100 shares of common stock beneficially owned by one or more managed accounts which are advised by investment advisory subsidiaries of FRI.

(8) Based upon a Schedule 13G dated January 22, 1999, filed with the SEC by Beck, Mack & Oliver LLC, an investment advisor. In the Schedule 13G, Beck reported that it has shared dispositive power with respect to 992,700 shares of common stock beneficially owned by its clients.

(9) Based on Schedule 13G dated February 10, 2000, filed with the SEC jointly by Steinberg Asset Management Co., Inc., an investment adviser ("SAMC"), and Michael A. Steinberg & Co., Inc., a broker-dealer. In the
         Schedule 13G, SAMC reported that it has sole voting power with respect to 554,200 shares of common stock and sole dispositive power with respect to 891,654 shares of common stock, and Steinberg & Co. reported that it has sole dispositive power with respect to 2,500 shares of common stock.

(10) Based upon a Schedule 13G dated February 3, 2000, filed with the SEC by the Crabbe Huson Group, Inc., an investment advisor. In the Schedule 13G, Crabbe Huson reported that it has shared voting power with respect to 774,287 shares of common stock and shared dispositive power with respect to 809,887 shares of common stock beneficially owned by its clients.

(11) Amounts include (1) 141,071 shares of common stock owned directly by Mr. Mosca (20,000 of such shares are subject to vesting) and (2) 166,503 shares of common stock subject to immediately exercisable options. "Fully-Diluted Percentage" also includes 145,897 shares of common stock subject to stock options that may become exercisable within 60 days of the date hereof. Such stock options vest and become exercisable, and 20,000 restricted shares vest, upon stockholder and regulatory approval of the sale of our reinsurance operations to Folksamerica.

(12) Amounts include (1) 24,304 shares of common stock owned directly by Mr. Clements, (2) Class A Warrants to purchase 80,000 shares of common stock, (3) 33,385 shares of common stock subject to immediately exercisable options and (4) 55,000 shares of common stock and Class A Warrants to purchase 39,603 shares of common stock beneficially owned by Taracay Investors, a general partnership, the general partners of which consist of Mr. Clements and members of his family. Mr. Clements is the managing partner of Taracay. "Fully-Diluted Percentage," also includes (1) 73,740 shares of common stock subject to stock options and
         (2) 150,000 shares of common stock issuable upon the exercise of Class B Warrants, which Class B Warrants may become exercisable within 60 days of the date hereof.

(13) Amounts include (1) 81,171 shares of common stock owned directly by Mr. Appel (55,000 of such shares are subject to vesting) and (2) 171,663 shares subject to immediately exercisable options. "Fully-Diluted Percentage" also includes 94,137 shares of common stock subject to stock options that may become exercisable within 60 days hereof. Such stock options vest and become exercisable, and 5,000 restricted shares vest, upon stockholder and regulatory approval of the sale of our reinsurance operations to Folksamerica.

(14) Amounts include (1) 29,988 shares of common stock owned directly by Mr. Malvasio (5,000 of such shares are subject to vesting) and (2) 66,663 shares subject to immediately exercisable options. "Fully-Diluted Percentage" also includes 74,137 shares of common stock subject to stock options that may become exercisable within 60 days of the date. Such stock options vest and become exercisable, and 5,000 restricted shares vest, upon stockholder and regulatory approval of the sale of our reinsurance operations to Folksamerica.

(15) Amounts include 1,800 shares (in the case of Messrs. Kelsey and Works, 1,550 and 100 shares, respectively) of common stock subject to immediately exercisable options. "Fully-Diluted Percentage" also includes 1,500 shares (in the case of Mr. Works, 1,700 shares) of common stock subject to stock options that may become exercisable within 60 days of the date. Such stock options vest and become exercisable upon stockholder and regulatory approval of the sale of our reinsurance operations to Folksamerica.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

EQUITY ADVISORY AGREEMENT

     We have an investment advisory agreement with Marsh & McLennan Capital, Inc. ("MMCI") for management of our portfolios of equity securities (including convertible securities) that are publicly traded ("Public Portfolio") and privately held ("Private Portfolio"). The Private Portfolio includes equity securities which do not have a readily ascertainable market or are subject to certain trading restrictions. MMCI's direct parent, Marsh & McLennnan Risk Capital Holdings, Ltd. ("MMRCH"), owns 1,395,625 shares, or approximately 11.3% of our outstanding common stock, and Class A warrants and Class B warrants to purchase 905,397 and 1,770,601 shares of common stock, respectively. Robert Clements and Philip Wroughton serve on our board of directors as designees of MMRCH. See "Security Ownership of Certain
Beneficial Owners and Management" and "--Designation of Directors."

         Effective July 1, 1999, we amended our investment advisory agreement with MMCI. Pursuant to the amended agreement, which has a term of four years (subject to renewal or early termination under certain circumstances), MMCI provides us with investment management and advisory services with respect to investments in the Private Portfolio whose value exceeds (1) $10 million during the first year of the term, (2) $15 million during the second year of the term, and (3) $20 million during the third and fourth years of the term. Under the agreement, we pay MMCI an annual fee equal to (x) 20% (previously 7.5%) of cumulative net realized gains including dividends, interest and other distributions, received on the Private Portfolio over (y) cumulative compensation previously paid in prior years on cumulative net realized gains (as defined in the agreement) on the Private Portfolio managed by MMCI, but we will not pay MMCI a management fee (previously 1.5% per annum of the quarterly carrying value of the Private Portfolio). With respect to the management of our Public Portfolio, we pay MMCI a fee equal to 0.50% of the first $50 million under MMCI's management and 0.35% of all amounts in excess of $50 million, subject to a minimum fee of $250,000 per annum (previously 0.35% for the entire Public Portfolio).

     In connection with the amendments to our agreement with MMCI, we will receive from MMCI $1.25 million per annum during the initial four-year term, subject to certain conditions. The initial agreement provided for a minimum aggregate cash fee to MMCI of $500,000 per annum through December 31, 1997. Fees incurred under the agreements during fiscal year 1999 were approximately $1.5 million. In addition, in 1999, unrealized appreciation in the Private Portfolio is net of accrued fees of approximately $256,000.

     We have agreed to reimburse MMCI for certain of its expenses in connection with services to be provided under the equity advisory agreement and indemnify MMCI and its affiliates with respect to certain matters related to their services.

      MMCI also serves as investment manager to The Trident Partnership, L.P. ("Trident"), an insurance industry private equity fund and, accordingly, certain restrictions exist with respect to MMCI's ability to make investment recommendations to us with respect to investments which would be suitable for both Trident and us. Under the Trident partnership agreement, until the earlier of May 6, 2000 or the date on which at least 75% of the aggregate capital of Trident has been drawn, neither MMCI nor any of its affiliates may organize, or invest in, any new or existing risk assumption entity unless Trident is first offered a reasonable opportunity to invest in such entity. Such restrictions may also apply to us. This limitation, however, does not apply to investments in any such new entity where the total invested capital of such entity does not exceed $10 million.

     In addition, under Trident's investment advisory agreement with MMCI, Trident cannot make an investment unless such investment has been recommended to Trident by MMCI and Robert Clements. Under the terms of the Trident partnership agreement, two-thirds in interest of the limited partners may elect to dissolve Trident if Mr. Clements has become unable to provide advisory services to Trident and a replacement, acceptable to such partners, has not been timely designated.

     Pursuant to the Trident partnership agreement, where Trident has elected to make part, but not all, of the full investment otherwise available to it, we may not be offered the opportunity to participate in such investment unless Trident first offers at least all Trident partners with capital commitments of at least $50 million the right to participate in such additional investment on a pro rata basis. Pursuant to the terms of our equity advisory agreement, MMCI has agreed that it will not invest in such opportunities, and will not offer any such opportunities to its affiliates, without first offering us an opportunity to make such investment.

TRIDENT II, L.P.

     On June 4, 1999, we committed to invest $25 million as a limited partner of Trident II, L.P., a partnership managed by MMCI. Trident II makes private equity-related investments in the global insurance, reinsurance and related industries. The fund targets investments in existing companies that are in need of growth capital or are underperforming as well as in newly formed companies. The chairman of our board of directors is one of four senior principals of MMCI who manage Trident II.

     The term of Trident II expires in 2009. However, the term may be extended for up to a maximum of three one-year periods at the discretion of MMCI to permit orderly dissolution.

     During the first six years of the fund, we will pay an annual management fee, payable semi-annually in advance, equal to 1.5% of our aggregate $25.0 million commitment as well as a percentage of cumulative net gains on invested funds. After such six year period, the annual management fee will be 1.5% of the aggregate funded commitments. For the period ended December 31, 1999, we funded our 1.96% share, or $6.1 million, of investments made by Trident II in various entities. Fees and expenses of $250,000 were paid in 1999 to MMCI relating to its management of Trident II.

FIXED INCOME ADVISORY AGREEMENT

     We had an investment advisory agreement with The Putnam Advisory Company, Inc., an affiliate of MMCI, for the management of our fixed income securities and short-term cash portfolios through April 1999. In May 1999, we transferred the management of the fixed income and short-term cash portfolios from Putnam to Alliance Capital Management L.P. For the fixed income securities portfolio, we paid to Putnam a fee equal to the sum of 0.35% per annum of the first $50 million of the market value of the portfolio, 0.30% per annum on the next $50.0 million, 0.20% per annum on the next $100 million, and 0.15% per annum of the market value of assets that exceeded $200 million. For the short-term cash portfolio, we paid a fee equal to 0.15% per annum of the total monthly average market value. Fees incurred under the Putnam agreement for the period in 1999 were approximately $173,000.

XL STOCK REPURCHASE

     On March 2, 2000, we repurchased from XL Capital Ltd, then our single largest stockholder, all of the 4,755,000 shares of our common stock held by it. Under the terms of a stock repurchase agreement with XL Capital, we paid $12.45 per share of our common stock, or a total of $59.2 million. The per share repurchase price was determined as the lesser of (1) 85% of the average closing market price of our common stock during the 20 trading days beginning on the third business day following public announcement of the stock repurchase and asset sale (January 21, 2000), which was $14.65, and (2) $15. We paid XL Capital the consideration for the repurchase with: our interest in privately held LARC Holdings, Ltd. (parent of Latin American Reinsurance Company Ltd.), valued at $25 million (which was carried by us at $24 million at December 31, 1999); and all of our interest in Annuity and Life Re (Holdings), Ltd., valued at $25.38 per share and $18.50 per warrant, or $37.8 million in the aggregate (which was carried by us at $38.2 million at December 31, 1999). XL Capital paid us in cash the difference (equal to $3.6 million) between our repurchase price and the value of our interests in LARC Holdings and Annuity and Life Re. The value per share of Annuity and Life Re was determined by taking the average of the closing price of Annuity and Life Re shares for the same period used in determining the repurchase price of our shares. The value of the warrants was determined using a Black Scholes methodology. We have filed the stock repurchase agreement and related voting and disposition agreement as exhibits to this annual report. The above summary of the transaction is qualified by these agreements, which are incorporated by reference.

OTHER TRANSACTIONS

     Commencing in 1996, we subleased office space to MMCI for a term expiring in October 2002. Future minimum rental income under the remaining term of the sublease, exclusive of escalation clauses and maintenance costs, will be approximately $1,218,000. Rental income for 1999 was $430,000. In 1999, MMCI also reimbursed us approximately $60,000 for MMCI's pro rata share of costs for improvements and maintenance under the sublease. In addition, commencing in 1997, we subleased approximately 6,000 square feet of the office space to another tenant for a term expiring in October 2002. Rental income for this space during 1999 was approximately $225,000, of which $84,000 was allocated to MMCI as its pro rata share of such income. Effective March 31, 2000, the sublease with this tenant was terminated, and MMCI has assumed the 6,000 square feet of space and will be responsible for the costs associated with the space.

     Pursuant to agreements among Robert Clements, MMCI and MMRCH, and in recognition of services provided by Mr. Clements to MMCI, our equity investment advisor, MMRCH transferred to Mr. Clements Class A Warrants to purchase 200,000 shares of our common stock in September 1996 and Class B Warrants to purchase 150,000 shares of common stock in June 1998. The rights to certain of these warrants were subsequently transferred by Mr. Clements to members of his family. These arrangements also provide that Mr. Clements will receive a performance payment in an amount of up to $1,500,000 from MMCI if revenues received by MMCI in the year 2000 from fees generated by our equity advisory agreement with MMCI reach certain levels. See "Directors and Executive Officers of the Registrant" and "--Equity Advisory Agreement."

     Lewis L. Glucksman, a member of our board, is an Advisory Director and former Vice Chairman of Salomon Smith Barney Holdings Inc., an affiliate of which served as lead underwriter for our initial public offering and performs investment banking services for us from time to time.

     In April 1996, we acquired a 33% economic interest (9.75% voting interest) in Island Heritage Insurance Company, Ltd., a Cayman Islands insurer, for an aggregate purchase price of $4.5 million. Certain of our directors and other investors invested in the securities of Island Heritage at the same per share price as that paid by us. In February 1999, we made an additional investment in Island Heritage in the amount of approximately $1.0 million.

     Prior to the sale of our reinsurance operations to Folksamerica, we have engaged, in the ordinary course of our business, in insurance, investment or other transactions with XL Capital and its subsidiaries and/or subsidiaries of Marsh & McLennan Companies, Inc. (collectively, "Marsh") or companies in which Marsh has equity or other interests, including MMCI and Trident. MMCI is the investment advisor to Trident and affiliates of Marsh have invested in Trident. We have invested, and in the future may continue to invest, in entities in which Trident has invested or is investing. Prior to the asset sale, we have provided reinsurance to certain of these entities. We believe that the terms of such transactions, including those described below, are no less favorable to us than could have been obtained from third parties that were not affiliated with us.

     In 1999, the company assumed net premiums written and net premiums earned of approximately $5.2 million and $5.3 million, respectively, from an affiliate of XL Capital. In addition, we assumed net premiums written and net premiums earned of approximately $17.4 million and $17.3 million, respectively, from insurance companies that are majority-owned by Trident.

     Affiliates of Marsh act as reinsurance intermediaries to us from time to time. Commissions allocable to these intermediaries for premiums earned by the company in fiscal year 1999 were approximately $28.2 million. In addition, affiliates of Marsh are authorized insurance brokers of the Company for its corporate insurance needs.

     At December 31, 1999, the company owned common stock of XL Capital with an estimated fair value and carrying value of $13,488,000.

     In April 1998, the company acquired for approximately $20 million a minority ownership interest in Annuity and Life Re (Holdings), Ltd., which investment was made concurrently with an investment by XL Capital. In November 1997, XL Capital and the company formed Latin American Reinsurance Company, Ltd., which was capitalized with approximately $100 million, of which XL Capital and the company contributed approximately $75 million and $25 million, respectively. Each of these two investments was transferred to XL Capital in connection with the XL stock repurchase described above.

     In July 1997, XL Capital, the company and another investor formed Sovereign Risk Insurance Ltd., a managing general agency in Bermuda, to provide underwriting services to the three investors for political risk insurance coverage. In June 1999, the company sold its investment in Sovereign Risk to XL Capital and the other investor, and recorded a related after-tax net realized gain of $103,000. We retained an option to provide certain reinsurance on business produced by Sovereign Risk for a five-year period.

     In two separate and unrelated transactions in December 1997, we and XL Capital each acquired minority ownership interests in American Strategic Insurance Corp. and Sunshine State Insurance Company, two newly-formed Florida-based insurers. We and XL Capital each invested an aggregate of approximately $3.8 million in these two issuers. In connection with these investments, the company and XL provide the issuers with reinsurance during specified periods.

     In March 1998, we purchased for $10 million a minority ownership interest in Altus Holdings, Ltd., a new Cayman Islands company formed to provide rent-a-captive and other underwriting management services. The balance of the $35 million of capital was contributed by Trident, XL Capital, MMRCH and members of the issuer's management. The stockholders provided their capital through a combination of cash and unfunded commitments supported by letters of credit. We provided, for a fee and on behalf of Trident, the letter of credit supporting Trident's unfunded obligation. In July 1999, the company and Trident funded their commitments to Altus of $3.3 million and $5.8 million, respectively, and XL Capital redeemed its shares in Altus at original cost. In July 1999, Altus acquired First American (referred to below), another company in which we had made an investment.

     In February 1997, we acquired for approximately $6.5 million a minority ownership interest in First American Financial Corporation, a Missouri-based company which underwrites specialty vehicle property and casualty coverages. In June 1998, we invested an additional $3.8 million in the company, which investment was made in connection with the purchase by Trident of an approximately 62% interest in the issuer. In 1999, we assumed net premiums written from business developed by First American in the amount of $0.9 million. As described above, Altus acquired First American in July 1999.

     In March 1998, we acquired for approximately $2.8 million a minority ownership interest in Arbor Acquisition Corp., a Boston-based national surplus lines and wholesale brokerage firm. Our investment was made concurrently with a minority investment by Marsh. In September 1998, we invested an additional $845,000 in Arbor. Arbor's business was sold in two transactions during 1999, and it is anticipated that Arbor's remaining operations will be substantially wound up by July 2000.

     In July 1997, we acquired a minority ownership interest in The ARC Group, LLC, a wholesaler of specialty insurance, for approximately $9.5 million. Our investment was made concurrently with a minority investment by Marsh.

     In December 1997, we acquired a minority ownership interest in GuideStar Health Systems, Inc., an Alabama-based managed care organization, for approximately $1,000,000. Our investment was made concurrently with an investment by Trident.

DESIGNATION OF DIRECTORS

     In connection with our initial public offering in September 1995, and subject to certain conditions, we agreed to allow (1) MMRCH to designate (and we have agreed to use our best efforts to cause to be elected) two directors to our board of directors and (2) Trident to designate (and we have agreed to use our best efforts to cause to be elected) one director to our board of directors. Robert Clements and Philip Wroughton are MMRCH's designees, and Trident does not currently have a designee serving on our board. Prior to the stock repurchase described above (see "--XL Stock Repurchase"), XL Capital had the right to designate two directors, and had selected Michael Esposito, Jr. and Ian Heap as its designees. Following the stock repurchase, Messrs. Esposito, Jr. and Heap continue to serve as members of our board but no longer as XL's designees.

REGISTRATION RIGHTS

     In connection with our initial public offering, and subject to certain limitations, we granted each of Trident, MMRCH and Taracay (the "Investors") the right to require us to register under the Securities Act of 1933 its warrants, shares of our common stock and shares of common stock underlying the warrants (collectively, "Registrable Securities"). In addition, whenever we propose to register under the Securities Act any of our securities for our own account or for the account of another securityholder, the Investors are entitled, subject to certain restrictions, to include their Registrable Securities in such registration ("Piggyback Registration Rights"). We also granted Piggyback Registration Rights to Mr. Mosca with respect to certain shares of common stock that he purchased at the time of our initial public offering. In connection with all such registrations, we are required to bear all registration and selling expenses (other than underwriting fees and commissions and the fees of any counsel for the holders participating in such registrations). Registration rights may be transferred to an assignee or transferee of Registrable Securities.

     Pursuant to a registration request by Trident under the foregoing rights, we registered for sale by Trident 1,750,000 shares of common stock owned by Trident under a shelf registration statement which was declared effective by the SEC in September 1997. As of the date hereof, Trident had sold 1,500,000 of shares pursuant to the registration statement, and continues to own 250,000 shares of our common stock and Class A Warrants to purchase 1,386,079 shares of common stock.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     RISK CAPITAL HOLDINGS, INC.
                                              (Registrant)

                                     By: /s/ Mark D. Mosca
                                         --------------------------------------
                                         Mark D. Mosca
                                         President and Chief Executive Officer

April 28, 2000


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


   SIGNATURE                                   TITLE                                     DATE
   ---------                                   -----                                     ----
     /s/ MARK D. MOSCA                       President and Chief Executive Officer       April 28, 2000
   -------------------------------           (Principal Executive Officer) and
   Mark D. Mosca                             Director


     /s/ ROBERT CLEMENTS*                    Chairman and Director                       April 28, 2000
   -------------------------------
   Robert Clements


     /s/ PETER A. APPEL                      Executive Vice President, Chief             April 28, 2000
   -------------------------------           Operating Officer, General Counsel,
   Peter A. Appel                            Secretary and Director


     /s/ PAUL J. MALVASIO                    Managing Director, Chief Financial          April 28, 2000
   -------------------------------           Officer and Treasurer (Principal
   Paul J. Malvasio                          Financial Officer and Principal
                                             Accounting Officer)


     /s/ MICHAEL P. ESPOSITO, JR.*           Director                                    April 28, 2000
   -------------------------------
   Michael P. Esposito, Jr.


     /s/ LEWIS L. GLUCKSMAN*                 Director                                    April 28, 2000
   -------------------------------
   Lewis L. Glucksman


     /s/ IAN R. HEAP*                        Director                                    April 28, 2000
   -------------------------------
   Ian R. Heap


     /s/ THOMAS V. A. KELSEY*                Director                                    April 28, 2000
   -------------------------------
   Thomas V. A. Kelsey


     /s/ ROBERT F. WORKS*                    Director                                    April 28, 2000
   -------------------------------
   Robert F. Works



     /s/ PHILIP L. WROUGHTON*                Director                                    April 28, 2000
   -------------------------------
   Philip L. Wroughton


---------------------

* By Peter A. Appel, as attorney-in-fact and agent, pursuant to a power of attorney, a copy of which has been filed with the Securities and Exchange Commission as Exhibit 24 to this report.

     /s/ Peter A. Appel
     ----------------------------------
     Name: Peter A. Appel
     Attorney-in-Fact

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                                              DESCRIPTION
------                                              -----------

3.1 Amended and Restated Certificate of Incorporation of Risk Capital Holdings, Inc. ("RCHI")(a)
3.2              Amended and Restated Bylaws of RCHI(b)
4.1              Specimen Common Stock Certificate(a)
4.2.1 Class A Common Stock Purchase Warrants issued to Marsh & McLennan Risk Capital Holdings, Ltd. ("MMRCH") on September 19, 1995(b) and September 28, 1995(c)
4.2.2 Class A Common Stock Purchase Warrants issued to The Trident Partnership, L.P. ("Trident") on September 19, 1995(b) and September 28, 1995(c)
4.2.3 Class A Common Stock Purchase Warrants issued to Taracay Investors ("Taracay") on September 19, 1995(b) and September 28, 1995(c)
4.3 Class B Common Stock Purchase Warrants issued to MMRCH on September 19, 1995(b) and September 28, 1995(c)
10.1.1           Employment Agreement, between RCHI and Mark D. Mosca(b)+
10.1.2           Employment Agreement, between RCHI and Peter A. Appel(b)+
10.1.3           Employment Agreement, between RCHI and Bonnie L. Boccitto(b)+
10.1.4           Employment Agreement, between RCHI and Paul J. Malvasio(b)+
10.2             Amended and Restated Subscription Agreement, between RCHI and
                 Trident(b)
10.3             Amended and Restated Subscription Agreement, between RCHI and
                 MMRCH(b)
10.4             Amended and Restated Subscription Agreement, between RCHI and
                 Taracay(b)
10.5             Purchase Agreement, between RCHI and X.L. Insurance Company,
                 Ltd.(b)

----------------
(a) Filed as an exhibit to Amendment No. 3 to our Registration Statement on Form S-1 (No. 33-94184), as filed with the Securities and Exchange Commission (the "SEC") on August 11, 1995, and incorporated by reference.

(b) Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 1995, as filed with the SEC on March 30, 1996, and incorporated by reference.

(c) Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 1996, as filed with the SEC on March 31, 1997, and incorporated by reference.

(d) Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 1997, as filed with the SEC on March 27, 1998, and incorporated by reference.

(e) Filed as an exhibit to our Report on Form 10-Q for the period ended June 30, 1998, as filed with the SEC on August 14, 1998, and incorporated by reference.

(f) Filed as an exhibit to our Definitive Proxy Statement,as filed with the SEC on April 14, 1999, and incorporated by reference.

(g) Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 1998, as filed with the SEC on March 30, 1999, and incorporated by reference.

EXHIBIT
NUMBER                                              DESCRIPTION
------                                              -----------

10.6.1 Investment Advisory Agreement, between RCHI and Marsh & McLennan Capital, Inc. ("MMCI")(b)
10.6.2 Investment Advisory Agreement, between Risk Capital Reinsurance Company ("RCRe") and MMCI(b)
10.6.3 Investment Advisory Agreement among, RCHI, RCRe and Alliance Capital Management L.P.(i)
10.7 Management Agreement, among RCHI, RCRe and The Putnam Advisory Company, Inc.(b)
10.8.1 Sublease Agreement, dated as of March 18, 1996, between RCRe and Coca-Cola Bottling Company of New York, Inc. ("Coca-Cola")(b)
10.8.2 Sublease Amendment Agreement and Consent, dated as of November 11, 1997, between RCRe and Coca-Cola(d)
10.8.3 Sub-Sublease Agreement, dated as of March 18, 1996, between RCRe and MMCI(e)
10.8.4 Sub-Sublease Agreement, dated as of April 30, 1997, between RCRe and Bank of Ireland Asset Management (US) Limited ("BOI"), as amended(e)
10.8.5 Sub-Sublease Termination Agreement, effective March 31, 2000, between RCRe and BOI(l)
10.9.1           Tax Sharing Agreement, between RCHI and RCRe (amended)(d)
10.9.2           Addition of Cross River Insurance Company to Tax Sharing
                 Agreement(g)
10.10.1          RCHI 1999 Long Term Incentive and Share Award Plan(f)+
10.10.2 RCHI 1995 Long Term Incentive and Share Award Plan (the "1995 Stock Plan")(b)+
10.10.3          First Amendment to the 1995 Stock Plan(c)+
10.10.4          Restricted Stock Agreements--Executive Officers(h)+
10.10.5 Stock Option Agreements--Executive Officers--1995 and 1996 grants(h) and 1997 and 1998 grants(g)+
10.10.6 Stock Option Agreements--Chairman--1996 grant,(h) 1997 grant(d) and 1998 grant(g)

---------------
(h) Filed as an exhibit to our Report on Form 10-Q for the period ended June 30, 1997, as filed with the SEC on August 14, 1997, and incorporated by reference.

(i) Filed as an exhibit to our Report on Form 10-Q for the period ended June 30, 1999, as filed with the SEC on August 12, 1999, and incorporated by reference.

(j) Filed as an exhibit to our Registration Statement on Form S-8 (No. 33-99974), as filed with the SEC on December 4, 1995, and incorporated by reference.

(k) Filed as an exhibit to our Report on Form 8-K, as filed with the SEC on January 18, 2000, and incorporated by reference.

(l) Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 1999, as filed with the SEC on March 30, 2000, and incorporated by reference.

+ A management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.

EXHIBIT
NUMBER                                              DESCRIPTION
------                                              -----------

10.10.7          Stock Option Agreements--Non-Employee Directors--initial
                 grants(g) (l)
10.10.8          Stock Option Agreements--Non-Employee Directors--1996 and 1997
                 annual grants,(c) 1998 annual grants,(d) 1999 annual grants (g)
                 and 2000 annual grants(l)
10.11.1          Change in Control Agreement (as amended)--President(i)+
10.11.2          Change in Control Agreements (as amended)--Managing
                 Directors(i)+
10.11.3          Form of Change in Control Agreements (as amended)--Senior Vice
                 Presidents(i)+
10.11.4          Change in Control Severance Plan (as amended)(i)+
10.12            RCHI 1995 Employee Stock Purchase Plan(j)+
10.13.1          RCRe Money Purchase Pension Plan (the "Pension Plan")(b)+
10.13.2          Amendment and Restatement of the Adoption Agreement relating to the Pension Plan(c)+
10.13.3          Amendment to the Adoption Agreement relating to the Pension
                 Plan(g)+
10.14.1          RCRe Employee Savings Plan (the "Savings Plan")(b)+
10.14.2          Amendment and Restatement of the Adoption Agreement relating to the Savings Plan(c)+
10.14.3          Amendment to the Adoption Agreement relating to the Savings
                 Plan(g)+
10.15.1          RCRe Executive Supplemental Non-Qualified Savings and
                 Retirement Plan (the "Supplemental Plan") and related Trust
                 Agreement(b)+
10.15.2          Amendment No. 1 to the Adoption Agreement relating to the
                 Supplemental Plan(c)+
10.15.3          Amendment No. 2 to the Adoption Agreement relating to the
                 Supplemental Plan(g)+
10.16            Asset Purchase Agreement, dated as of January 10, 2000, amount
                 RCHI, Folksamerica Holding Company, Inc. ("FHC") and
                 Folksamerica Reinsurance Company ("FRC")(k)
10.17            Voting Agreement, dated as of January 10, 2000, among MMRCH,
                 RCHI and FHC(k)
10.18            Voting Agreement, dated as of January 10, 2000, among Trident,
                 RCHI and FHC(k)
10.19            Voting Agreement, dated as of January 10, 2000, among XL
                 Capital Ltd ("XL"), Garrison Investments Inc. ("GI"), RCHI and
                 FHC(k)
10.20            Form of Transfer and Assumption Agreement between RCRe and
                 FRC(k)
10.21            Form of Balance Sheet of Assumed Business(k)
10.22            Form of Escrow Agreement among RCRe, FHC, FRC and the Escrow
                 Agent(k)
10.23            Form of Supplemental Escrow Agreement among, RCRe, FHC, FRC and the Escrow Agent(k)
10.24            Stock Repurchase Agreement, dated January 17, 2000, among RCHI,
                 RCRe, XL and GI(k)
10.25            Form of Voting and Disposition Agreement, among RCHI, RCRe, XL and GI(k)
21               Subsidiaries of Registrant(g)
23               Consent of PricewaterhouseCoopers LLP (filed herewith)
24               Power of Attorney (filed herewith)
27               Financial Data Schedule(l)

EXHIBIT
NUMBER                                              DESCRIPTION
------                                              -----------

99.1 Definitive proxy statement for a special meeting of stockholders, filed with the SEC on March 16, 2000 (excluding our audited financial statements and annexes thereto)(l)