Form 10-Q
period 2000-03-31
ARCH CAPITAL GROUP LTD
filed 2000-05-15
CIK 947484

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 2000
                                       Or
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period ___________________ to _____________________

Commission file number:  0-26456

                             ARCH CAPITAL GROUP LTD.
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

                           RISK CAPITAL HOLDINGS, INC.
            --------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X          No  ______
    -------
Indicate the number of shares outstanding of each of the issuer's classes of common stock.

            CLASS                            OUTSTANDING AT MARCH 31, 2000
            -----                            -----------------------------
 Common Stock, $.01 par value                         12,329,398

================================================================================

                             ARCH CAPITAL GROUP LTD.

                                      INDEX

                                                                                                          PAGE NO.
                                                                                                        -------------
PART I.  FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

           Review Report of Independent Accountants                                                          1

           Consolidated Balance Sheet
             March 31, 2000 and December 31, 1999                                                            2

           Consolidated Statement of Income and Comprehensive Income For the
             three month periods ended March 31, 2000 and 1999                                               3

           Consolidated Statement of Changes in Stockholders' Equity For the
             three month periods ended March 31, 2000 and 1999                                               4

           Consolidated Statement of Cash Flows
             For the three month periods ended March 31, 2000 and 1999                                       5

           Notes to Consolidated Financial Statements                                                        6

           Unaudited Pro-Forma Condensed Consolidated Financial Data
           As of March 31, 2000 and for the three month period ended March 31, 2000
           and for the year ended December 31, 1999                                                         17


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS                                                                      24

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                         32

PART II.  OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS                                                                                  33

ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K                                                                  33


                    REVIEW REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Arch Capital Group Ltd.

We have reviewed the accompanying interim consolidated balance sheet of Arch Capital Group Ltd. (formerly known as Risk Capital Holdings, Inc.) and its subsidiaries as of March 31, 2000 and the related consolidated statement of income and comprehensive income, changes in stockholders' equity and of cash flows for the three-month period ended March 31, 2000. This financial information is the responsibility of the Company's management.

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

We previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1999, and the related consolidated statements of income and comprehensive income, of changes in stockholders' equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 1, 2000, except as to Note 14, which is as of March 2, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
New York, New York

May 2, 2000

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                (IN THOUSANDS)


                                                                                       (UNAUDITED)
                                                                                         MARCH 31,  DECEMBER 31,
                                                                                           2000        1999
                                                                                        ---------   ----------
ASSETS
Investments:
Fixed maturities (amortized cost: 2000, $214,608; 1999, $270,345)                       $ 206,302    $ 261,067
Publicly traded equity securities (cost: 2000, $49,971; 1999, $105,747)                    42,887      158,631
Privately held securities (cost: 2000 $59,583; 1999, $85,748)                              58,231       83,969
Short-term investments                                                                    140,766       72,785
                                                                                        ---------    ---------
Total investments                                                                         448,186      576,452
                                                                                        ---------    ---------

Cash                                                                                       11,447        9,457
Accrued investment income                                                                   3,737        4,527
Premiums receivable                                                                       115,371      119,320
Reinsurance recoverable                                                                    77,590       73,122
Deferred policy acquisition costs                                                          22,285       23,585
Investment accounts receivable                                                             36,628
Federal income tax recoverable                                                              8,150        8,758
Deferred income tax asset                                                                  10,103        7,834
Other insurance assets                                                                     36,281       36,975
Other assets                                                                                4,472        4,329
                                                                                        ---------    ---------
TOTAL ASSETS                                                                            $ 774,250    $ 864,359
                                                                                        =========    =========
LIABILITIES
Claims and claims expenses                                                              $ 378,297    $ 364,554
Unearned premiums                                                                         103,469      108,743
Reinsurance balances payable                                                               16,043       14,666
Investment accounts payable                                                                   398
Federal income tax payable
Deferred income tax liability
Other insurance liabilities                                                                22,344       24,541
Other liabilities                                                                           4,446        5,341
                                                                                        ---------    ---------
TOTAL LIABILITIES                                                                         524,997      517,845
                                                                                        ---------    ---------

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value:
20,000,000 shares authorized (none issued)
Common stock, $.01 par value:
80,000,000 shares authorized
(issued:  2000, 17,106,936; 1999, 17,109,736)                                                 171          171
Additional paid-in capital                                                                342,012      342,034
Deferred compensation under stock award plan                                                 (224)        (317)
Retained earnings (deficit)                                                               (16,367)     (22,175)
Less treasury stock, at cost (2000, 4,777,538; 1999, 21,766 shares)                       (59,597)        (387)
Accumulated other comprehensive income (loss) consisting of unrealized (depreciation)
appreciation of investments, net of income tax                                            (16,742)      27,188
                                                                                        ---------    ---------
TOTAL STOCKHOLDERS' EQUITY                                                                249,253      346,514
                                                                                        ---------    ---------
Total Liabilities & Stockholders' Equity                                                $ 774,250    $ 864,359
                                                                                        =========    =========


                 See Notes to Consolidated Financial Statements.

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                      (UNAUDITED)
                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                                  2000            1999
                                                                              ------------    ------------
PREMIUMS AND OTHER REVENUES
Net premiums written                                                          $     52,889    $     64,437
(Increase) decrease in unearned premiums                                             5,273          (1,515)
                                                                              ------------    ------------
Net premiums earned                                                                 58,162          62,922
Net investment income                                                                5,290           4,483
Net investment gains (losses)                                                       29,300          (1,152)
                                                                              ------------    ------------
TOTAL REVENUES                                                                      92,752          66,253

EXPENSES
Claims and claims expenses                                                          53,875          80,732
Commissions and brokerage                                                           16,753          19,538
Other operating expenses                                                             2,568           3,661
Foreign exchange loss                                                                1,159             388
                                                                              ------------    ------------
TOTAL EXPENSES                                                                      74,355         104,319

INCOME (LOSS) BEFORE INCOME TAXES, EQUITY IN NET INCOME (LOSS) OF INVESTEES
AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE                                          18,397         (38,066)

Federal income taxes:
Current                                                                                264          (6,000)
Deferred                                                                            12,355          (7,621)
                                                                              ------------    ------------
Income tax expense (benefit)                                                        12,619         (13,621)
                                                                              ------------    ------------
INCOME (LOSS) BEFORE EQUITY IN NET INCOME (LOSS) OF INVESTEES AND
CUMULATIVE EFFECT OF ACCOUNTING CHANGE                                               5,778         (24,445)

Equity in net income (loss) of investees                                                30            (163)
                                                                              ------------    ------------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE                          5,808         (24,608)

Cumulative effect of accounting change                                                                (383)
                                                                              ------------    ------------

NET INCOME (LOSS)                                                                    5,808         (24,991)
                                                                              ------------    ------------

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX

Change in net unrealized depreciation of investments, net of tax                   (43,930)        (10,500)
                                                                              ------------    ------------

COMPREHENSIVE INCOME (LOSS)                                                  ($     38,122)   ($    35,491)
                                                                              ============    ============

AVERAGE SHARES OUTSTANDING

Basic                                                                           15,517,163      17,086,601
Diluted                                                                         15,518,341      17,102,353

PER SHARE DATA

Net Income (Loss)  - Basic                                                    $       0.37    ($      1.46)
                   - Diluted                                                  $       0.37    ($      1.46)
Comprehensive Income (Loss) - Basic                                          ($       2.46)   ($      2.08)
                            - Diluted                                        ($       2.46)   ($      2.08)


                 See Notes to Consolidated Financial Statements.

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                                                UNAUDITED
                                                           THREE MONTHS ENDED,
                                                                MARCH 31,
                                                            2000         1999
                                                         ---------    ---------
COMMON STOCK
Balance at beginning of year                             $     171    $     171
Common stock issued (cancelled)
                                                         ---------    ---------
Balance at end of period                                       171          171
                                                         ---------    ---------
ADDITIONAL PAID-IN CAPITAL
Balance at beginning of year                               342,034      341,878
Common stock issued (cancelled)                                (22)
                                                         ---------    ---------
Balance at end of period                                   342,012      341,878
                                                         ---------    ---------
DEFERRED COMPENSATION UNDER STOCK AWARD PLAN
Balance at beginning of year                                  (317)      (1,062)
Restricted common stock (issued) cancelled                      22
Compensation expense recognized                                 71          231
                                                         ---------    ---------
Balance at end of period                                      (224)        (831)
                                                         ---------    ---------
RETAINED EARNINGS (DEFICIT)
Balance at beginning of year                               (22,175)      10,261
Net income (loss)                                            5,808      (24,991)
                                                         ---------    ---------
Balance at end of period                                   (16,367)     (14,730)
                                                         ---------    ---------
TREASURY STOCK, AT COST
Balance at beginning of year                                  (387)        (284)
Purchase of treasury stock                                 (59,210)         (25)
                                                         ---------    ---------
Balance at end of period                                   (59,597)        (309)
                                                         ---------    ---------
ACCUMULATED OTHER COMPREHENSIVE INCOME CONSISTING OF
UNREALIZED (DEPRECIATION) APPRECIATION OF INVESTMENTS,
NET OF INCOME TAX
Balance at beginning of year                                27,188       47,038
Change in unrealized depreciation                          (43,930)     (10,500)
                                                         ---------    ---------
Balance at end of period                                   (16,742)      36,538
                                                         ---------    ---------
TOTAL STOCKHOLDERS' EQUITY
Balance at beginning of year                               346,514      398,002
Issuance of common stock                                       (22)
Change in deferred compensation                                 93          231
Net income (loss)                                            5,808      (24,991)
Purchase of treasury stock                                 (59,210)         (25)
Change in unrealized depreciation
  of investments, net of income tax                        (43,930)     (10,500)
                                                         =========    =========
Balance at end of period                                 $ 249,253    $ 362,717
                                                         =========    =========


                 See Notes to Consolidated Financial Statements.

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)


                                                              UNAUDITED
                                                         THREE MONTHS ENDED,
                                                              MARCH 31,
                                                         2000          1999
                                                       ---------    ----------
OPERATING ACTIVITIES
Net income (loss)                                      $   5,808    ($ 24,991)
  Adjustments to reconcile net income
  to net cash provided by operating activities:
  Liability for claims and claims expenses                13,743       65,357
  Unearned premiums                                       (5,274)      12,124
  Premiums receivable                                      3,949      (15,212)
  Accrued investment income                                  790         (779)
  Reinsurance recoverable                                 (6,645)     (14,594)
  Reinsurance balances payable                             1,377       13,716
  Deferred policy acquisition costs                        1,300       (1,836)
  Net investment (gains)/losses                          (29,300)       1,152
  Deferred income tax asset                               12,371       (7,728)
  Other liabilities                                       (3,092)      (6,612)
  Other items, net                                         2,279       (6,543)
                                                       ---------    ---------
NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES      (2,694)      14,054
                                                       ---------    ---------
INVESTING ACTIVITIES
Purchases of fixed maturity investments                  (83,092)     (63,727)
Sales of fixed maturity investments                      136,903       52,165
Net (purchases)/sales of short-term investments          (66,982)      (2,711)
Purchases of equity securities                           (12,119)     (16,321)
Sales of equity securities                                89,178        8,714
(Purchases) disposal of furniture and equipment                6         (161)
                                                       ---------    ---------
NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES      63,894      (22,041)
                                                       ---------    ---------
FINANCING ACTIVITIES
Common stock issued                                          (22)
Purchase of treasury stock                               (59,210)         (25)
Deferred compensation on restricted stock                     22
                                                       ---------    ---------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES     (59,210)         (25)
                                                       ---------    ---------
Increase (decrease) in cash                                1,990       (8,012)
Cash beginning of year                                     9,457       12,037
                                                       ---------    ---------
Cash end of period                                     $  11,447    $   4,025
                                                       =========    =========


                 See Notes to Consolidated Financial Statements.

                             ARCH CAPITAL GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       ORGANIZATION

Arch Capital Group Ltd. (the "Company"), formerly known as Risk Capital Holdings, Inc., is a holding company that was incorporated in March 1995 under the laws of the State of Delaware and commenced operations in September 1995 upon completion of an initial public offering. In September 1995, through its initial public offering, related exercise of the underwriters' over-allotment option and direct sales of 16,750,625 shares of the Company's common stock, par value $.01 per share (the "Common Stock"), at $20 per share, and the issuance of warrants, the Company was capitalized with net proceeds of approximately $335.0 million, of which $328.0 million was contributed to the statutory capital of Risk Capital Reinsurance Company (which name is being changed to Arch Reinsurance Company and is referred to herein as "Arch Re"). In July 1998,
Arch Re capitalized its wholly owned subsidiary, Cross River Insurance Company ("Cross River"), with $20 million. Cross River received its Nebraska license in October 1998, and is currently authorized to write insurance on an excess and surplus lines basis in 22 other states.

Class A warrants to purchase an aggregate of 2,531,079 shares of Common Stock and Class B warrants to purchase an aggregate of 1,920,601 shares of Common Stock were issued in connection with the direct sales of Common Stock in the Company's initial public offering. Class A warrants are immediately exercisable at $20 per share and expire September 19, 2002. Class B warrants are exercisable at $20 per share during the seven year period commencing September 19, 1998, provided that the Common Stock has traded at or above $30 per share for 20 out of 30 consecutive trading days. To date, the Class B warrants have not become exercisable.

2.     GENERAL

The accompanying interim consolidated financial statements have been prepared in conformity with generally accepted accounting principles ("GAAP") and in the opinion of management, reflect all adjustments necessary (consisting of normal recurring accruals) for a fair presentation of results for such periods. These consolidated financial statements should be read in conjunction with the 1999 consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

3.     COMPREHENSIVE INCOME

In presenting its financial statements, the Company has adopted the reporting of comprehensive income in a one financial statement approach, consistent with Statement of Financial Accounting Standards No. 130 of the Financial Accounting Standards Board ("FASB"). Comprehensive income is comprised of net income and other comprehensive income, which for the Company consists of the change in net unrealized appreciation or depreciation of investments, net of income tax, as follows:

                             ARCH CAPITAL GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.       COMPREHENSIVE INCOME (CONT'D)


                                                                     (IN THOUSANDS)
                                                                   THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                   2000         1999
                                                                 --------    ---------
Net income (loss)                                                $  5,808    ($24,991)
Other comprehensive income, net of tax:
Unrealized appreciation (depreciation) of investments:
    Unrealized holdings gains (losses) arising
      during period (1)                                           (24,885)    (11,249)
    Less, reclassification adjustment for net realized (gains)
      losses included in net income                               (19,045)        749
                                                                 --------    --------
Other comprehensive income (loss)                                 (43,930)    (10,500)
                                                                 ========    ========
Comprehensive income (loss)                                      ($38,122)   ($35,491)
                                                                 ========    ========


(1) Includes deferred tax valuation allowance of $5.8 million at March 31, 2000. See Note 6.

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

The following table sets forth the computation of basic and diluted earnings per share:


                                                    (IN THOUSANDS, EXCEPT SHARE DATA)
                                                           THREE MONTHS ENDED
                                                               MARCH 31,
                                                         2000           1999
                                                     ------------   ------------
NET INCOME
BASIC EARNINGS PER SHARE:
Net income (loss)                                    $      5,808   ($    24,991)
Divided by:
Weighted average shares outstanding for the period     15,517,163     17,086,601
Basic earnings (loss) per share                      $       0.37   ($      1.46)

DILUTED EARNINGS PER SHARE:
Net income (loss)                                    $      5,808   ($    24,991)
Divided by:
Weighted average shares outstanding for the period     15,517,163     17,086,601
Effect of dilutive securities:
     Warrants
     Employee stock options                                 1,178         15,752
                                                     ------------   ------------
Total shares                                           15,518,341     17,102,353
                                                     ============   ============
Diluted earnings (loss) per share                    $       0.37   ($      1.46)


                             ARCH CAPITAL GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.       EARNINGS PER SHARE DATA (CONT'D)


                                                     (IN THOUSANDS, EXCEPT SHARE DATA)
                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                          2000            1999
                                                      -----------     -----------
COMPREHENSIVE INCOME
BASIC EARNINGS PER SHARE:
Comprehensive income (loss)                          ($    38,122)   ($    35,491)
Divided by:
Weighted average shares outstanding for the period     15,517,163      17,086,601
Basic earnings (loss) per share                      ($      2.46)   ($      2.08)

DILUTED EARNINGS PER SHARE:
Comprehensive income (loss)                          ($    38,122)   ($    35,491)
Divided by:
Weighted average shares outstanding for the period     15,517,163      17,086,601
Effect of dilutive securities:
Warrants
Employee stock options                                      1,178          15,752
                                                     ------------    ------------
Total shares                                           15,518,341      17,102,353
                                                     ============    ============
Diluted earnings (loss) per share                    ($      2.46)   ($      2.08)


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

All of the Company's publicly traded equity securities and privately held securities were issued by insurance and reinsurance companies or companies providing services to the insurance industry. At March 31, 2000, the publicly traded equity portfolio consisted of the following:

                             ARCH CAPITAL GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   INVESTMENT INFORMATION (CONT'D)


                                                     MARCH 31, 2000
                                             ------------------------------
                                              ESTIMATED
                                             FAIR VALUE
                                                 AND         NET
                                              CARRYING   UNREALIZED
                                                VALUE  GAINS (LOSSES)  COST
                                               -------    ------    -------
COMMON STOCK:
ACE Limited                                    $ 7,398   ($  744)   $ 8,142
XL Capital Ltd.                                 14,397     5,522      8,875
E.W. Blanch Holdings, Inc.                       7,140      (181)     7,321
Farm Family Holdings, Inc.                       1,844       (98)     1,942
IPC Holdings, Ltd.                               6,444    (8,549)    14,993
Limit PLC                                        1,450    (1,361)     2,811
Meadowbrook Insurance Group                        915    (2,167)     3,082
Renaissance Re                                   2,044       334      1,710
PREFERRED STOCK:
St. Paul Companies, 6% Convertible Preferred     1,255       160      1,095
OTHER
Markel Corp (62,239 Contingent Value Rights)      --        --         --
                                               -------   -------    -------
         Total                                 $42,887   ($7,084)   $49,971
                                               =======   =======    =======


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

                             ARCH CAPITAL GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   INVESTMENT INFORMATION (CONT'D)

Goodwill for privately held equity securities carried under the equity method of accounting was $8.3 million at March 31, 2000, compared to $8.9 million at December 31, 1999.

The estimated fair value of investments in privately held securities, other than those carried under the equity method or those with quoted market values, is initially equal to the cost of such investments until the investments are revalued based principally on substantive events or other factors which could indicate a diminution or appreciation in value, such as an arm's-length third party transaction justifying an increased valuation or adverse development of a significant nature requiring a write-down. The Company periodically reviews the valuation of investments in privately held securities with Marsh & McLennan Capital, Inc., its equity investment advisor, with respect to certain of the Company's privately held securities.

Privately held securities consisted of the following:


                                                   (IN THOUSANDS)
                                               MARCH 31,  DECEMBER 31,
                                                   2000      1999
                                                 -------   -------
CARRIED  UNDER THE EQUITY METHOD:
The ARC Group, LLC                               $ 7,858   $ 8,687
Arx Holding Corp.                                  2,680     2,654
Island Heritage Insurance Company, Ltd.            4,123     4,356
LARC Holdings, Ltd.                                 --      24,039
New Europe Insurance Ventures                        770       819
Sunshine State Holding Corporation                 1,854     1,885
                                                 -------   -------
     Sub-total                                    17,285    42,440
                                                 -------   -------
CARRIED AT FAIR VALUE:
Altus Holdings, Ltd.                              16,000    19,173
American Independent Insurance Holding Company     7,350     4,250
GuideStar Health Systems, Inc.                       500       500
Sorrento Holdings, Inc.                              908     1,517
Stockton Holdings Limited                         10,000    10,000
Trident II, L.P.                                   6,188     6,089
                                                 -------   -------
     Sub-total                                    40,946    41,529
                                                 -------   -------
     Total                                       $58,231   $83,969
                                                 =======   =======


                             ARCH CAPITAL GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   INVESTMENT INFORMATION (CONT'D)

During the 2000 first quarter, the Company received a distribution from The ARC Group, LLC totaling $1,080,000.

The Company also received $618,000 from Sorrento Holdings, Inc. ("Sorrento") for the redemption of 609 shares of preferred stock of Sorrento, which redemption amount included a payment of $1,000 per share and interest income at 6%.

At March 31, 2000, the Company had investment commitments relating to its privately held securities totaling approximately $23.1 million. The outstanding commitments at March 31, 2000 included $18.9 million committed to Trident II, L.P., an investment fund formed in 1999 dedicated to making private equity and equity related investments in the global insurance, reinsurance and related industries.

Set forth below is certain information relating to the Company's private investment activity for the 2000 first quarter:

ALTUS HOLDINGS, LTD.

In March 2000, the Company reduced the carrying value of Altus Holdings, Ltd. by $3.2 million, realizing an after-tax loss of $2.1 million.

AMERICAN INDEPENDENT INSURANCE HOLDING COMPANY

On March 6, 2000, the Company provided an additional loan in an aggregate principal amount of $3.5 million to American Independent Insurance Holding Company ("AIHC"). The loan is secured by a second priority pledge of the capital stock of AIHC and assets of AIHC, and matures on September 6, 2001 (which date may be extended to March 6, 2002 upon the occurrence of certain events). The net proceeds of the loan were contributed to the surplus of AIHC's subsidiary, American Independent Insurance Company. In connection with the loan, the Company was issued warrants (in addition to the warrants issued to the Company in connection with a prior loan to AIHC) granting the Company the right to acquire equity in AIHC.

As of March 31, 2000, based on a comparison of the AIHC notes to bonds with similar characteristics, the Company recorded a $1.1 million pre-tax unrealized loss to adjust the aggregate carrying value of the aggregate of $8.5 million in loans made to AIHC ($5 million in February 1999 and $3.5 million in March 2000).

LARC HOLDINGS, LTD.

As of March 2, 2000, the Company transferred to XL Capital Ltd. the Company's interest in privately held LARC Holdings, Ltd. (parent of Latin American Reinsurance Company), valued at $25 million, in connection with the Company's repurchase from XL Capital of the Common Stock it previously held. See Note 8.

6.   INCOME TAXES

The Company, Arch Re and Cross River file a consolidated federal income tax return and have a tax sharing agreement (the "Tax Sharing Agreement"), allocating the consolidated income tax liability on a separate return basis. Pursuant to the Tax Sharing Agreement, Arch Re and Cross River make tax sharing payments to the Company based on such allocation.

                             ARCH CAPITAL GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   INCOME TAXES (CONT'D)

The provision for federal income taxes has been determined on the basis of a consolidated tax return consisting of the Company, Arch Re and Cross River.

An analysis of the Company's effective tax rate for the three months ended March 31, 2000 and 1999 follows:


                                                               (IN THOUSANDS)
                                                             THREE MONTHS ENDED
                                                                 MARCH 31,
                                                             2000         1999
                                                           --------    ---------
Income taxes (benefit) computed on pre-tax income (loss)   $  6,439    ($13,323)
Addition (reduction) in income taxes resulting from:
     Valuation allowance                                      6,285
     Tax-exempt investment income                              (162)       (165)
     Dividend received deduction                               (127)       (237)
     Other                                                      184         104
                                                           --------    --------
Income tax expense (benefit) on pre-tax income (loss)      $ 12,619    ($13,621)
                                                           ========    ========


The Company's current federal tax expense (benefit) for the three months ended March 31, 2000 and 1999 was based on regular taxable income.

The net deferred income tax asset reflects temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes, net of a valuation allowance for any portion of the deferred tax asset that management believes will not be realized. Significant components of the Company's deferred income tax assets and liabilities as of March 31, 2000 and December 31, 1999 were as follows:


                                                      (IN THOUSANDS)
                                                   MARCH 31,   DECEMBER 31,
                                                     2000        1999
                                                   --------    --------
Deferred income tax assets:
     Net claim reserve discount                    $ 15,628    $ 15,639
     Net operating loss                                --         7,334
     Net unearned premium reserve                     6,171       6,573
     Net unrealized depreciation of investments       5,859        --
     Loss on investees, net                           2,040           7
     Compensation liabilities                           223         372
     Other, net                                         126         165
                                                   --------    --------
Total deferred tax assets                            30,047      30,090
                                                   --------    --------
Deferred income tax liabilities:
     Deferred policy acquisition cost                (7,800)     (8,255)
      Net unrealized appreciation of investments                (14,001)
                                                   --------    --------
Total deferred tax liabilities                       (7,800)    (22,256)
                                                   --------    --------
Valuation allowance                                 (12,144)       --
                                                   --------    --------
Net deferred income tax asset                      $ 10,103    $  7,834
                                                   ========    ========


During the 2000 first quarter, the Company recorded a deferred tax asset valuation allowance of $12.1 million, of which $6.3 million is included in income tax expense reflected in net income and $5.8 million is included in the change in net unrealized depreciation of investments contained in other comprehensive loss. A valuation allowance has been established due to the future uncertainty of realizing a portion of deferred tax assets at March 31, 2000.

                             ARCH CAPITAL GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   INCOME TAXES (CONT'D)

The repurchase of Common Stock held by XL Capital resulted in a 27.8% change in ownership by 5% stockholders. If, in the ensuing three years, there is more than a 22.2% additional change in ownership by 5% stockholders, an "ownership change" will have taken place for federal income tax purposes. If such ownership change occurs, the amount of loss carryforwards that can be used in any subsequent year may be severely limited and could be eliminated in certain circumstances.

7.   ACCOUNTING PRONOUNCEMENTS

START-UP COSTS

Effective January 1, 1999, the Company changed its method of accounting for start-up costs in accordance with the Accounting Standards Executive Committee's Statement of Position ("SOP") 98-5 "Reporting on the Costs of Start-Up Activities." The change in accounting principle resulted in the write-off of the start-up costs capitalized as of January 1, 1999 for the Company and its investee companies carried under the equity method of accounting. The cumulative effect of the write-off, which totals $383,000, after-tax, or $0.02 per share, has been expensed and is included in the 1999 first quarter net loss. The effect of the change on the net loss in the first quarter of 1999 was not material.

MARKET RISK SENSITIVE INSTRUMENTS

The Securities and Exchange Commission ("SEC") issued Financial Reporting Release ("FRR") No. 48 which included amended rules requiring domestic and foreign issuers to clarify and expand existing disclosure for derivative financial instruments, other financial instruments and derivative commodity instruments (collectively, "market risk sensitive instruments"). The amendments require enhanced disclosure of accounting policies for derivative financial instruments and derivative commodity instruments (collectively, "derivatives"). In addition, the amendments expand existing disclosure requirements to include quantitative and qualitative information about market risk inherent in market risk sensitive instruments, which disclosure will be subject to safe harbor protection under the new SEC rule (see "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-Q). These amendments are designed to provide additional information about market risk sensitive instruments which investors can use to better understand and evaluate market risk exposures of registrants, including the Company. There have been no material changes in market risk exposures that affect the quantitative and qualitative disclosures presented as of the year ended December 31, 1999.

                             ARCH CAPITAL GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.   XL TRANSACTION

On March 2, 2000, the Company repurchased from XL Capital, then the Company's single largest stockholder, all of the 4,755,000 shares of Common Stock held by it for a purchase price of $12.45 per share of Common Stock, or a total of $59.2 million. The per share repurchase price was determined as the lesser of
(1) 85% of the average closing market price of Common Stock during the 20 trading days beginning on the third business day following public announcement of the stock repurchase and asset sale (January 21, 2000), which was $14.65, and (2) $15. The Company paid XL Capital the consideration for the repurchase with (i) the Company's interest in privately held LARC
Holdings, Ltd. (parent of Latin American Reinsurance Company Ltd.), valued at $25 million, and (ii) all of the Company's interest in Annuity and Life Re (Holdings), Ltd., valued at $25.38 per share and $18.50 per warrant, or $37.8 million in the aggregate. XL Capital paid the Company in cash the difference (equal to $3.6 million) between the repurchase price and the value of the Company's interests in LARC Holdings and Annuity and Life Re. The value per share of Annuity and Life Re was determined by taking the average of the closing price of Annuity and Life Re shares for the same period used in determining the repurchase price of the Company's shares. The value of the warrants was determined using a Black Scholes methodology.

The cost of the stock repurchase of $59.2 million was recorded as a reduction to stockholders' equity reflected as treasury stock.

Arch Re's statutory surplus was reduced by $62.8 million due to the distribution to the Company of the stock and warrants in both LARC Holdings, Ltd. and Annuity and Life Re Holdings, Ltd. based on statutory carrying values.

9.   FOLKSAMERICA TRANSACTION

     On May 5, 2000 the Company sold the reinsurance operations of Arch Re pursuant to an agreement entered into as of January 10, 2000 with Folksamerica Reinsurance Company and Folksamerica Holding Company (collectively, "Folksamerica"). Folksamerica Reinsurance Company assumed Arch Re's liabilities under the reinsurance agreements transferred in the asset sale and Arch Re transferred to Folksamerica Reinsurance Company assets in an aggregate amount equal, in book value (as set forth on the Company's estimated closing date balance sheet), to the book value (as set forth on the Company's estimated closing date balance sheet) of the liabilities assumed. In consideration for the transfer of Arch Re's book of business, Folksamerica paid $20.084 million (net of a credit equal to $251,000 for certain tax costs) in cash at the closing, subject to possible post closing adjustments based on an independent actuarial report of the claim liabilities transferred and independent audit of the net assets sold. The actuarial report and audit and related adjustments, which could be material, could be completed as early as the second quarter of 2000, subject to a dispute resolution mechanism (if necessary).

     Under the terms of the agreement, $20 million has been placed in escrow for a period of five years. These funds will be primarily used to reimburse Folksamerica to the extent that the loss reserves (which were $35.1 million at March 31, 2000) relating to business produced on behalf of Arch Re by a certain managing underwriting agency are deficient as measured at the end of such five year period. To the extent that such loss reserves are redundant, all of the escrowed funds will be returned to the Company and Folksamerica will pay the Company an amount equal to such redundancy. An additional amount of up to $5 million may be placed in escrow for a period of five years to the extent that Arch Re's reserves at closing are less by at least a specified amount than those estimated by its independent actuaries. In connection with either escrow arrangement, the Company will record a loss in an amount equal to any probable deficiency in the related reserve that may become known during or at the end of the five year period.

                             ARCH CAPITAL GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.   FOLKSAMERICA TRANSACTION (CONT'D)

     Under the terms of the agreement, the Company has also purchased reinsurance protection covering the Company's aviation business to reduce the net financial loss to Folksamerica on any large commercial airline catastrophe to $5.4 million, net of reinstatement premiums. Although the Company believes that any such net financial loss will not exceed $5.4 million, the Company has agreed to reimburse Folksamerica for a net financial loss it may incur that is in excess of $5.4 million for aviation losses under certain circumstances prior to May 5, 2003.

     The GAAP book value of the assets and liabilities transferred to Folksamerica recorded in the accompanying financial statements at March 31, 2000 are as follows:


                                                            (IN MILLIONS)
Fixed maturities and short-term investments                  $  254.5
Premiums receivable                                             115.4
Reinsurance recoverable                                          77.6
Deferred policy acquisition costs                                22.3
Deferred income tax asset                                        14.0
Other insurance assets                                           36.3
                                                             --------
Total Assets                                                 $  520.1
                                                             --------
Reserve for claims and claims expenses                       $  378.3
Net unearned premium reserve                                    103.5
Reinsurance premiums payable                                     16.0
Other insurance liabilities                                      22.3
                                                             --------
Total Liabilities                                            $  520.1
                                                             --------
Net book value of assets and liabilities to be transferred        --
                                                             ========


     The actual GAAP book value of the assets and liabilities transferred to Folksamerica was updated for estimated underwriting results and estimated cash flow activity through May 5, 2000 and was not materially different from the amounts set forth above at March 31, 2000.

     At the closing of the asset sale, Arch Re and Folksamerica entered into a transfer and assumption agreement, under which Folksamerica assumed Arch Re's rights and obligations under the reinsurance agreements transferred in the asset sale. The reinsureds under such agreements that are in-force will be notified that Folksamerica has assumed Arch Re's obligations and, unless the reinsureds object to the assumption, Arch Re will be released from its obligations to those reinsureds. Assuming that none of the reinsureds object to the assumption, the gross liabilities for such business will be removed from the accounts of Arch Re for statutory and GAAP accounting purposes.

     Arch Re will continue to record gross liabilities in its accounts for reinsureds that object to the release of Arch Re from its obligations to such reinsureds. In such instances, an offsetting accounts receivable amount from Folksamerica would be recorded as an asset equal to such gross liabilities. This would also result in a portion of any pre-tax gain on the asset sale being deferred and amortized into income as gross liabilities are extinguished.

                             ARCH CAPITAL GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  ARCH RE DISTRIBUTION

     Upon payment of a contemplated distribution from Arch Re to the Company that is currently anticipated to occur in the second quarter, the Company's assets would consist of fixed maturity and short term investments (including amounts placed in escrow for five years as described above), publicly traded equity securities and privately held securities. The Company will also continue to own all of the outstanding capital stock of Arch Re and Cross River, each with statutory surplus of up to approximately $20 million (or any greater amount the Nebraska Insurance Department requires Arch Re to retain in the event there are any objections from reinsureds to the release of Arch Re from further liability under the reinsurance agreements transferred pursuant to the transfer and assumption agreement). The Company's remaining $18.9 million investment commitment to Trident II, L.P. would also remain in place.

            UNAUDITED PRO FORMA CONDENSED CONSOLIDATED FINANCIAL DATA

The following unaudited pro forma balance sheet as of March 31, 2000 reflects our historical accounts as of that date, adjusted to give pro forma effect to the sale of our reinsurance business to Folksamerica Reinsurance Company ("Folksamerica"), which closed on May 5, 2000, as if the transaction had occurred on March 31, 2000.

The following unaudited pro forma statement of income and comprehensive income for the quarter ended March 31, 2000 and for the year ended December 31, 1999 reflects our historical accounts for that period, adjusted to give pro forma effect to the asset sale as if the transactions had occurred on January 1, 1999.

The pro forma financial data and accompanying notes should be read in conjunction with the description of the asset sale contained in this report and the unaudited consolidated financial statements and related notes for the quarter ended March 31, 2000 also included in this report as well as our audited consolidated financial statements and related notes and the description of the asset sale included in our special meeting proxy statement. We believe that the assumptions used in the following statements, which are set forth in the accompanying notes, provide a reasonable basis on which to present the pro forma financial data. The pro forma financial data is provided for informational purposes only and should not be construed to be indicative of our financial condition or results of operations had the asset sale been consummated on the dates assumed and are not intended to project our financial condition on any future date or results of operations for any future period.

                             ARCH CAPITAL GROUP LTD.
                 PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2000
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                  FOLKSAMERICA
                                                                HISTORICAL       TRANSACTION(1)         PRO FORMA
                                                                ----------       --------------         ----------
        ASSETS
        Investments:
        Fixed maturities and short-term investments               $347,068         ($252,972)(2)          $94,096(7)
        Publicly traded equity securities                           42,887                                 42,887
        Privately held securities                                   58,231                                 58,231
                                                                ----------         ---------             --------
               Total investments                                   448,186          (252,972)             195,214

        Cash                                                        11,447            (1,616)(5)            9,831
        Accrued investment income                                    3,737            (1,779)(2)            1,958
        Investment accounts receivable                              36,628                                 36,628
        Premiums receivable                                        115,371          (115,371)(2)                -
        Reinsurance recoverable                                     77,590           (77,590)(2)                -
        Deferred policy acquisition costs                           22,285           (22,285)(3)                -
        Deferred income tax asset                                   10,103            (5,235)(4)            4,868
        Other assets                                                48,903           (36,281)(2)           12,622
                                                                ----------         ---------             --------
              TOTAL ASSETS                                        $774,250         ($513,129)            $261,121
                                                                ----------         ---------             --------
                                                                ----------         ---------             --------

        LIABILITIES
        Claims and claims expenses                                $378,297         ($378,297)(2)                -
        Unearned premiums                                          103,469          (103,469)(2)                -
        Reinsurance balances payable                                16,043           (16,043)(2)                -
        Other liabilities                                           27,188           (22,344)(2)           $4,844
                                                                ----------         ---------             --------
              TOTAL LIABILITIES                                    524,997          (520,153)               4,844
                                                                ----------         ---------             --------

        STOCKHOLDERS' EQUITY
        Common stock, $.01 par value:                                  171                                    171
        Additional paid-in capital                                 342,012                                342,012
        Deferred compensation under stock award plan                  (224)                                  (224)
        Retained earnings (deficit)                                (16,367)            3,167(6)           (13,200)
        Less treasury stock, at cost                               (59,597)                               (59,597)
        Accumulated other comprehensive income (loss)
           consisting of unrealized depreciation of
           investments, net of income tax
                                                                   (16,742)            3,857(6)           (12,885)
                                                                ----------         ---------             --------
              TOTAL STOCKHOLDERS' EQUITY                           249,253             7,024(6)           256,277
                                                                ----------         ---------             --------
              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $774,250         ($513,129)            $261,121
                                                                ----------         ---------             --------
                                                                ----------         ---------             --------

        SHARES OUTSTANDING - BASIC                              12,329,398                             12,329,398
        BASIC BOOK VALUE PER SHARE                                  $20.22                                 $20.79


NOTES TO PRO FORMA BALANCE SHEET

1. Reflects the asset sale, pursuant to which Folksamerica Reinsurance Company has assumed Arch Re's liabilities under the reinsurance agreements transferred to it and Arch Re transferred to Folksamerica Reinsurance Company assets in an aggregate amount equal, in GAAP book value (as set forth on our estimated closing date balance sheet), to the GAAP book value (as set forth on our estimated closing date balance sheet) of the liabilities assumed. In consideration for the transfer of Arch Re's book of business, Folksamerica paid $20.084 million (net of a credit equal to $251,000 for certain tax costs) in cash at the closing, subject to possible post closing adjustments based on an independent actuarial report of the claim liabilities transferred and an independent audit of the net assets sold. The report and audit and related adjustments, which could be material, could be completed as early as the second quarter of 2000, subject to a dispute resolution mechanism (if necessary).

2. Represents securities and insurance assets and insurance liabilities transferred to Folksamerica based on March 31, 2000 financial statement amounts. The actual GAAP book value of the assets and liabilities transferred to Folksamerica was updated for estimated underwriting results and estimated cash flow activity through May 5, 2000 and was not materially different from the amounts set forth herein at March 31, 2000.

     At the closing of the asset sale, Arch Re and Folksamerica Reinsurance Company entered into a transfer and assumption agreement, under which Folksamerica Reinsurance Company assumed Arch Re's rights and obligations under the reinsurance agreements being transferred in the asset sale. Following the closing of the asset sale, Folksamerica Reinsurance Company will notify the reinsureds under such agreements that are in-force that it has assumed Arch Re's obligations and, unless the reinsureds object to such assumption, Arch Re will be released from its obligations to those reinsureds. The pro forma accounting for this transaction assumes that none of Arch Re's reinsureds will object to such assumption and, accordingly, the gross liabilities for its reinsurance business will be removed from the accounts of Arch Re for statutory and GAAP accounting purposes.

     Arch Re will continue to record gross liabilities in its accounts for reinsureds that object to the release of Arch Re from its obligations to such reinsureds. In such instances, an offsetting accounts receivable amount from Folksamerica Reinsurance Company would be recorded as an asset equal to such gross liabilities.

3. Elimination of deferred policy acquisition costs related to the liability for unearned premiums transferred to Folksamerica.

4.   Net reduction in deferred income tax asset as follows (in thousands):

         Reduction in net deferred tax asset for
            elimination of temporary differences
            between financial statements and income
            tax return amounts resulting from the
            Folksamerica transaction                                         $13,875
         Less, estimated tax benefit resulting
            from the transaction                                              (8,640)
                                                                             -------
         Net reduction in deferred tax asset                                 $ 5,235
                                                                             -------
                                                                             -------

     The net reduction in deferred tax asset includes a valuation allowance of approximately $1 million.

5. Represents cash payment received from Folksamerica at the closing of the asset sale of $20.084 million less estimated related transaction costs of $21.7 million, which include investment banking, legal and accounting fees, severance costs, and costs for the purchase of additional insurance and reinsurance protection in connection with the transaction, as well as certain write-offs of furniture, equipment and leasehold improvements and lease obligations.

6. The pro forma book value gain resulting from the Folksamerica transaction based on financial statement amounts at March 31, 2000 is calculated as follows (in thousands):



                 Consideration received, consisting of the following:
                 Total liabilities transferred                                                          $520,153
                 Cash premium received                                                                    20,084
                                                                                                        --------
                                                                                                         540,237
                                                                                                        --------

                 Assets transferred                                                                      483,993
                 Amortization of deferred policy acquisition costs                                        22,285
                 Transaction costs                                                                        21,700
                                                                                                        --------
                                                                                                         527,978
                                                                                                        --------

                 Pre-tax gain                                                                             12,259
                 Tax expense                                                                               5,235
                                                                                                        --------
                 Net transaction gain                                                                      7,024

                 Realized loss, net of tax for securities transferred at market value                     (3,857)
                                                                                                        --------
                 Net income                                                                                3,167

                 Change in net unrealized depreciation of investments, net of tax                          3,857
                                                                                                        --------
                 Comprehensive income and net book gain                                                   $7,024
                                                                                                        --------
                                                                                                        --------


     The pro forma accounting for this transaction assumes that none of Arch Re's reinsureds will object to the release of Arch Re under the transfer and assumption agreement and, accordingly, the gross liabilities for such business are removed from the accounts of Arch Re for statutory and GAAP accounting purposes (see note 2 above). Arch Re will continue to record gross liabilities in its accounts for reinsureds that object to the release of Arch Re from its obligations to such reinsureds. This would result in a portion of the pre-tax gain on the transaction being deferred and amortized into income as the gross liabilities are extinguished.

7. Includes $20 million of fixed income securities deposited in an escrow account for a five year period primarily to reimburse Folksamerica for claims and claim expenses exceeding reserves recorded by Arch Re as of the closing date resulting from business produced on behalf of Arch Re by a certain managing underwriting agency. At March 31, 2000, such reserves approximated $35.1 million, which were recorded based on Arch Re's best estimate for such business based on its actuarial practices. The Company could record a loss at any time during the five year period to the extent that such reserves are deficient. Amounts in escrow may also be released to Folksamerica to satisfy its indemnification claims against the Company relating to undisclosed liabilities, Arch Re's reinsurance agreements and the managing underwriting agency referred to above. Under the asset purchase agreement, the Company may be required to deposit an additional amount of up to $5 million into a supplemental escrow account based on an actuarial report to be completed shortly after the closing of the asset sale. The above unaudited pro forma condensed consolidated balance sheet has been prepared assuming that such supplemental escrow account will not be required.

                             ARCH CAPITAL GROUP LTD.
  PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                        FOLKSAMERICA
                                                                   HISTORICAL          TRANSACTION(1)           PRO FORMA
                                                                 ----------------    --------------------    -----------------
REVENUES
Net premiums written                                                   $52,889            ($52,889)                      -
(Increase) decrease in unearned premiums                                 5,273              (5,273)                      -
                                                                 ----------------    --------------------    -----------------
Net premiums earned                                                     58,162             (58,162)                      -
Net investment income                                                    5,290              (3,515)                 $1,775
Net realized investment gains (losses)                                  29,300               1,748                  31,048
                                                                 ----------------    --------------------    -----------------
Total revenues                                                          92,752             (59,929)                 32,823
OPERATING COSTS AND EXPENSES
Claims and claims expenses                                              53,875             (53,875)
Commissions and brokerage                                               16,753             (16,753)
Other operating expenses                                                 2,568                (868)                  1,700
Foreign exchange (gain) loss                                             1,159              (1,159)
                                                                 ----------------    --------------------    -----------------
Total operating costs and expenses                                      74,355             (72,655)                  1,700
INCOME (LOSS)
Income (loss) before income taxes and equity in net income of
   investees                                                            18,397              12,726                  31,123
Federal income taxes expense (benefit)                                  12,619              (1,160)                 11,459
                                                                 ----------------    --------------------    -----------------
Income (loss) before equity in net income of investees                   5,778              13,886                  19,664
Equity in net income of investees                                           30                                          30
                                                                 ----------------    --------------------    -----------------
Net income (loss)                                                        5,808              13,886                  19,694
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Change in net unrealized depreciation of investments,
   net of tax                                                          (43,930)               (708)                (44,638)
                                                                 ----------------    --------------------    -----------------
COMPREHENSIVE INCOME (LOSS)                                           ($38,122)            $13,178                ($24,944)
                                                                 ----------------    --------------------    -----------------
                                                                 ----------------    --------------------    -----------------
AVERAGE SHARES OUTSTANDING
Basic                                                               15,517,163                                  15,517,163
Diluted                                                             15,518,341                                  15,518,341
PER SHARE DATA
Net Income (Loss) - Basic                                                $0.37                                       $1.23
                  - Diluted                                              $0.37                                       $1.23
Comprehensive Income (Loss)  - Basic                                     $2.46                                      ($1.61)
                             - Diluted                                   $2.46                                      ($1.61)


                             ARCH CAPITAL GROUP LTD.
  PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
                      FOR THE YEAR ENDED DECEMBER 31, 1999
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                        FOLKSAMERICA
                                                                   HISTORICAL          TRANSACTION(1)           PRO FORMA
                                                                 ----------------    --------------------    -----------------
REVENUES
Net premiums written                                                  $306,726           ($306,726)                      -
(Increase) decrease in unearned premiums                                 4,642              (4,642)                      -
                                                                 ----------------    --------------------    -----------------
Net premiums earned                                                    311,368            (311,368)                      -
Net investment income                                                   20,173             (10,253)                 $9,920
Net realized investment gains (losses)                                  17,227               1,192                  18,419
                                                                 ----------------    --------------------    -----------------
Total revenues                                                         348,768            (320,429)                 28,339
OPERATING COSTS AND EXPENSES
Claims and claims expenses                                             305,841            (305,841)
Commissions and brokerage                                               80,540             (80,540)
Other operating expenses                                                14,816             (10,666)                  4,150
Foreign exchange (gain) loss                                              (198)                198
                                                                 ----------------    --------------------    -----------------
Total operating costs and expenses                                     400,999            (396,849)                  4,150
INCOME (LOSS)
Income (loss) before income taxes, equity in net income of
   investees and cumulative effect of accounting change                (52,231)             76,420                  24,189
Federal income taxes expense (benefit)                                 (19,557)             27,171                   7,614
                                                                 ----------------    --------------------    -----------------
Income (loss) before equity in net income of investees
   and cumulative effect of accounting change                          (32,674)             49,249                  16,575
Equity in net income of investees                                          621                                         621
                                                                 ----------------    --------------------    -----------------

Income (loss) before cumulative effect of accounting change            (32,053)             49,249                  17,196
Cumulative effect of accounting change                                    (383)                                       (383)
                                                                 ----------------    --------------------    -----------------
Net income (loss)                                                      (32,436)             49,249                  16,813
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Change in net unrealized depreciation of investments,
   net of tax                                                          (19,850)              4,553                 (15,297)
                                                                 ----------------    --------------------    -----------------
COMPREHENSIVE INCOME (LOSS)                                           ($52,286)            $53,802                  $1,516
                                                                 ----------------    --------------------    -----------------
                                                                 ----------------    --------------------    -----------------
AVERAGE SHARES OUTSTANDING
Basic                                                               17,086,732                                  17,086,732
Diluted                                                             17,086,808                                  17,086,806
PER SHARE DATA
Net Income (Loss) - Basic                                               ($1.90)                                      $0.98
                  - Diluted                                             ($1.90)                                      $0.98
Comprehensive Income (Loss)  - Basic                                    ($3.06)                                      $0.09
                             - Diluted                                  ($3.06)                                      $0.09


NOTES TO PRO FORMA STATEMENT OF INCOME AND COMPREHENSIVE INCOME

1. Represents all revenue and expense and other comprehensive income items recorded during the quarter ended March 31, 2000 and the year ended December 31, 1999 related to our reinsurance business sold to Folksamerica Reinsurance Company. Net investment income, net realized investment gains (losses) and unrealized appreciation (depreciation) of investments have been allocated based on the proportion of the average amount of fixed maturities and short term investments related to the business transferred to the average total fixed maturities and short term investments in the quarter ended March 31, 2000 and the year ended December 31, 1999.

     All other revenue and expense items were allocated based on specific identification.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS.

GENERAL

     THE COMPANY

     Arch Capital Group Ltd. (formerly known as Risk Capital Holdings, Inc.) is a holding company that was incorporated in March 1995 and commenced operations in September 1995 upon completion of our initial public offering. We received aggregate net proceeds from the offering of approximately $335 million, of which $328 million was contributed to the capital of our wholly owned subsidiary Risk Capital Reinsurance Company (which name is being changed to Arch Reinsurance Company and is referred to herein as "Arch Re"). On November 6, 1995, Arch Re was licensed under the insurance laws of the State of Nebraska and is currently licensed or accredited as a reinsurer in 44 states. As of March 31, 2000, the statutory surplus of Arch Re was approximately $191.5 million. In July 1998, Arch Re capitalized its wholly owned subsidiary, Cross River Insurance Company ("Cross River"), with $20 million. Cross River received its Nebraska insurance license in October 1998, and is currently authorized to write insurance on an excess and surplus lines basis in 22 other states.

     FOLKSAMERICA TRANSACTION

     On May 5, 2000, we sold the reinsurance operations of Arch Re pursuant to an agreement entered into as of January 10, 2000 with Folksamerica Reinsurance Company and Folksamerica Holding Company (collectively, "Folksamerica"). Folksamerica Reinsurance Company assumed Arch Re's liabilities under the reinsurance agreements transferred in the asset sale and Arch Re transferred to Folksamerica Reinsurance Company assets in an aggregate amount equal, in book value (as set forth on our estimated closing date balance sheet), to the book value (as set forth on our estimated closing date balance sheet) of the liabilities assumed. In consideration for the transfer of Arch Re's book of business, Folksamerica paid $20.084 million (net of a credit equal to $251,000 for certain tax costs) in cash at the closing, subject to possible post closing adjustments based on an independent actuarial report of the claim liabilities transferred and independent audit of the net assets sold.
The actuarial report and audit and related adjustments, which could be material, could be completed as early as the second quarter of 2000, subject to a dispute resolution mechanism (if necessary).

     Under the terms of the agreement, $20 million has been placed in escrow for a period of five years. These funds will be primarily used to reimburse Folksamerica to the extent that the loss reserves (which were $35.1 million at March 31, 2000) relating to business produced on behalf of Arch Re by a certain managing underwriting agency are deficient as measured at the end of such five year period. To the extent that such loss reserves are redundant, all of the escrowed funds will be returned to us and Folksamerica will pay us an amount equal to such redundancy. An additional amount of up to $5 million may be placed in escrow for a period of five years to the extent that Arch Re's reserves at closing are less by at least a specified amount than those estimated by its independent actuaries. In connection with either escrow arrangement, we will record a loss in an amount equal to any probable deficiency in the related reserve that may become known during or at the end of the five year period.

     Under the terms of the agreement, we have also purchased reinsurance protection covering our aviation business to reduce the net financial loss to Folksamerica on any large commercial airline catastrophe to $5.4 million, net of reinstatement premiums. Although we believe that any such net financial loss will not exceed $5.4 million, we have agreed to reimburse Folksamerica for a net financial loss it may incur that is in excess of $5.4 million for aviation losses under certain circumstances prior to May 5, 2003.

     The GAAP book value of the assets and liabilities transferred to Folksamerica recorded in the accompanying financial statements at March 31, 2000 are as follows:

                                                                                       (IN MILLIONS)

Fixed maturities and short-term investments                                                $254.5
Premiums receivable                                                                         115.4
Reinsurance recoverable                                                                      77.6
Deferred policy acquisition costs                                                            22.3
Deferred income tax asset                                                                    14.0
Other insurance assets                                                                       36.3
                                                                                           ------
Total Assets                                                                               $520.1
                                                                                           ------

Reserve for claims and claims expenses                                                     $378.3
Net unearned premium reserve                                                                103.5
Reinsurance premiums payable                                                                 16.0
Other insurance liabilities                                                                  22.3
                                                                                           ------
Total Liabilities                                                                          $520.1
                                                                                           ------
Net book value of assets and liabilities to be transferred                                   --
                                                                                           ------
                                                                                           ------

     The actual GAAP book value of the assets and liabilities transferred to Folksamerica was updated for estimated underwriting results and estimated cash flow activity through May 5, 2000 and was not materially different from the amounts set forth above at March 31, 2000.

     At the closing of the asset sale, Arch Re and Folksamerica entered into a transfer and assumption agreement, under which Folksamerica assumed Arch Re's rights and obligations under the reinsurance agreements transferred in the asset sale. The reinsureds under such agreements that are in-force will be notified that Folksamerica has assumed Arch Re's obligations and, unless the reinsureds object to the assumption, Arch Re will be released from its obligations to those reinsureds. Assuming that none of the reinsureds object to the assumption, the gross liabilities for such business will be removed from the accounts of Arch Re for statutory and GAAP accounting purposes.

     Arch Re will continue to record gross liabilities in its accounts for reinsureds that object to the release of Arch Re from its obligations to such reinsureds. In such instances, an offsetting accounts receivable amount from Folksamerica would be recorded as an asset equal to such gross liabilities. This would also result in a portion of any pre-tax gain on the asset sale being deferred and amortized into income as gross liabilities are extinguished.

     XL TRANSACTION

     On March 2, 2000, we repurchased from XL Capital, then our single largest stockholder, all of the 4,755,000 shares of our common stock held by it for a purchase price of $12.45 per share of our common stock, or a total of $59.2 million. The per share repurchase price was determined as the lesser of (1) 85% of the average closing market price of our common stock during the 20 trading days beginning on the third business day following public announcement of the stock repurchase and asset sale (January 21, 2000), which was $14.65, and (2) $15. We paid XL Capital the consideration for the repurchase with (i) our interest in privately held LARC Holdings, Ltd.
(parent of Latin American Reinsurance Company Ltd.), valued at $25 million (which was carried by us at $24 million at December 31, 1999); and (ii) all of our interest in Annuity and Life Re (Holdings), Ltd., valued at $25.38 per share and $18.50 per warrant, or $37.8 million in the aggregate. XL Capital paid us in cash the difference (equal to $3.6 million) between our repurchase price and the value of our interests in LARC Holdings and Annuity and Life
Re. The value per share of Annuity and Life Re was determined by taking the average of the closing price of Annuity and Life Re shares for the same period used in determining the repurchase price of our shares. The value of the warrants was determined using a Black Scholes methodology.

     The cost of the stock repurchase of $59.2 million was recorded as a reduction to stockholder's equity reflected as treasury stock.

     Arch Re's statutory surplus was reduced by $62.8 million due to the distribution to us of the stock and warrants in both LARC Holdings, Ltd. and Annuity and Life Re Holdings, Ltd. based on statutory carrying values.

     ARCH RE DISTRIBUTION

     Upon payment of a contemplated distribution from Arch Re to us that is currently anticipated to occur in the second quarter, our assets would consist of fixed maturity and short term investments, publicly traded equity securities and privately held securities. We will also continue to own all of the outstanding capital stock of Arch Re and Cross River, each with statutory surplus of up to approximately $20 million (or any greater amount the Nebraska Insurance Department requires Arch Re to retain in the event there are any objections from reinsureds to the release of Arch Re from further liability under the reinsurance agreements transferred pursuant to the transfer and assumption agreement). Our remaining $19 million investment commitment to Trident II, L.P. would also remain in place. See "Liquidity and Capital Resources" below for a discussion of the regulatory issues relating to distributions by Arch Re.

     FUTURE OPERATIONS

     Subsequent to the sale of our reinsurance business to Folksamerica, our present strategy is to pursue business combinations and ventures with operating businesses. Our success will depend to a large extent on the operations, financial condition and management of the companies with which we may merge or which we may acquire in whole or in part. We have not yet identified specific business opportunities that we intend to pursue. Accordingly, the financial and operational risks that we may encounter in the future cannot be specified.

RESULTS OF OPERATIONS

     We had consolidated comprehensive loss for the three months ended March 31, 2000 of $38.1 million, which was composed of net income of $5.8 million and other comprehensive loss of $43.9 million, consisting of the change in after-tax unrealized depreciation of investments. Net income for the three months ended March 31, 2000 included after-tax realized investment gains of $19 million and equity in net income of investees of approximately $30,000. These amounts compare with comprehensive loss for the three months ended March 31, 1999 of $35.5 million, which was composed of net loss of $25 million and the change in after-tax unrealized appreciation of investments of $10.5 million. Net loss for the three months ended March 31, 1999 included after-tax realized investment losses of $749,000, equity in net loss of investees of $163,000 and a loss of $383,000 from the cumulative effect of an accounting change.

     Following is a table of per share data for the three months ended March 31, 2000 and 1999 on an after-tax basis:

                                                                                           THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                       2000                   1999
                                                                                      -------                ------
BASIC AND DILUTED EARNINGS PER SHARE:
Underwriting loss                                                                      ($1.10)               ($1.58)
Net investment income                                                                     .24                   .19
Net realized investment gains (losses)                                                   1.23                  (.04)
Equity in net income (loss) of investees                                                    -                  (.01)
Cumulative effect of accounting change                                                      -                  (.02)
                                                                                      -------                ------
Net income (loss)                                                                         .37                 (1.46)
Change in net unrealized appreciation (depreciation) of investments                     (2.83)                (0.62)
                                                                                      -------                ------
Comprehensive income (loss)                                                            ($2.46)               ($2.08)
                                                                                      -------                ------
                                                                                      -------                ------

Average shares outstanding (000's)
                   Basic                                                               15,517                17,087
                   Diluted                                                             15,518                17,102

     At March 31, 2000, consolidated stockholders' equity totaled $249.3 million, compared with $346.5 million at December 31, 1999. On a basic and diluted basis, book value per share was $20.22 based on 12,329,398 shares outstanding at March 31, 2000, compared with $20.28 based on 17,087,970 shares outstanding at December 31, 1999.

     Book value and per share amounts at March 31, 2000 reflect the repurchase on March 2, 2000 from XL Capital Ltd of all of the 4,755,000 shares of our common stock it held for $59.2 million, or $12.45 per share, recorded as treasury stock.


     IN-FORCE BUSINESS

     With respect to our divested reinsurance operations, Arch Re had approximately 340 renewable in-force reinsurance treaties on April 1, 2000 (such renewal is subject to negotiation and evaluation during the renewal period), with approximately $234 million of estimated annualized net premiums written, compared to $249 million at January 1, 2000. Such in-force premiums at April 1, 2000 represent estimated annualized premiums from treaties entered into during 1999 and the year 2000 renewal periods that were expected to generate net premiums written during 2000.

     The 6% decline in in-force business at April 1, 2000 compared to January 1, 2000 is due to several factors which included (i) the previously announced asset sale; (ii) discontinuing aviation and space business in 1999; and (iii) non-renewals in other classes of business, due to (a) our adherence to underwriting standards in competitive market conditions and (b) the effect on cedents of our poor underwriting performance, coupled with a decline in Arch Re's A.M. Best rating from A to A- during 1999. Such decline was partially offset by increased in-force premiums in Accident & Health business where significant underwriting capacity has exited the market since 1998, and we believe reinsurance pricing improvements have occurred in 1999 and 2000.

     NET PREMIUMS WRITTEN

     Net premiums written for the three months ended March 31, 2000 and 1999 were as follows:


                                                                           (IN THOUSANDS)
                                                                    THREE MONTHS ENDED MARCH 31,
                                                                -------------------------------------
     CORE BUSINESS                                               2000                          1999
                                                                -------                       -------
       Property                                                  $2,680                       $12,245
       Casualty                                                  12,129                        19,850
       Multi-line                                                11,965                        17,455
       Other                                                      4,307                        (4,592)
                                                                -------                       -------
       Sub-total Core Business                                   31,081                        44,958
                                                                -------                       -------
     SPECIALTY BUSINESS
       Accident & Health                                         19,422                         8,068
       Aviation & Space                                            (294)                        5,642
       Marine                                                     2,197                         3,965
       Surety & Fidelity                                            483                         1,804
                                                                -------                       -------
       Sub-total Specialty Business                              21,808                        19,479
                                                                -------                       -------
       Total                                                    $52,889                       $64,437
                                                                -------                       -------
                                                                -------                       -------


     Net premiums written for the 2000 first quarter were $52.9 million, representing a 22% decrease from the $64.4 million of net premiums written for the 1999 first quarter. See "In-Force Business" above for a discussion of the decline in in-force business that also relates to the decline in net premiums written in the 2000 first quarter.

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

     Set forth below are our statutory combined ratios for the three months ended March 31, 2000 and 1999:

                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                               ----------------------------
                                                               2000                   1999
                                                               ------                 ------

        Claims and claims expenses                              92.6%                 128.3%
        Commissions and brokerage                               29.2                   33.2
        Other operating expenses                                 4.6                    5.5
                                                               ------                 ------
        Statutory combined ratio                               126.4%                 167.0%
                                                               ------                 ------
                                                               ------                 ------


     The statutory combined ratio for the 2000 first quarter was adversely affected by a pre-tax underwriting loss of $11 million (excluding operating expenses) from aviation business, which added 19.6 points to the statutory composite ratio.

     The statutory combined ratio for the 1999 first quarter was adversely affected by pre-tax underwriting losses of $38.8 million (excluding operating expenses) from the following sources: aviation business ($5.8 million), satellite business ($6.8 million), business produced by a managing underwriting agency ($23.7 million) and property business ($2.5 million). Such underwriting losses added 59.1 points to the 1999 first quarter statutory combined ratio.

     FOREIGN EXCHANGE

     Pre-tax foreign exchange gains and losses are recorded separately from statutory underwriting results and are therefore excluded from the statutory combined ratio. Unhedged monetary assets and liabilities are translated at the exchange rate in effect at the balance sheet date, with the resulting foreign exchange gains or losses recognized in income. We do not have any remaining assets or liabilities denominated in foreign currency as a result of the asset sale to Folksamerica Reinsurance Company.


     NET INVESTMENT INCOME

     Invested assets, including accrued investment income, net of investment accounts receivable and payable, consisted of the following at March 31, 2000 compared to December 31, 1999:

                                                                                        MILLIONS
                                                                            MARCH 31,               DECEMBER 31,
                                                                              2000                      1999
                                                                            ---------               ------------
        Fixed maturities
           Taxable - Investment Grade                                         $151.0                     $171.2
                   - High Yield                                                 35.9                       37.6
           Tax Exempt - Investment Grade                                        19.4                       52.3
                                                                              ------                     ------
                                                                               206.3                      261.1
        Publicly traded equity securities                                       42.9                      158.8
        Privately held securities                                               58.2                       83.9
        Cash, short-term investments and accrued interest                      192.2                       86.7
                                                                              ------                     ------
        Total                                                                 $499.6                     $590.5
                                                                              ------                     ------
                                                                              ------                     ------

     Approximately 90% of the fixed maturity and short-term investments were rated investment grade by Moody's and Standard & Poor's and had an average quality rating of AA and average duration of 2.3 years.

     During the 2000 first quarter, we liquidated a substantial portion of the public equity portfolio and reduced our investment in tax-exempt securities for tax planning purposes. All funds were reinvested in short-term securities in anticipation of the delivery of a substantial portion of the investment portfolio to Folksamerica Reinsurance Company in connection with the asset sale and had the effect of reducing the average duration of the fixed maturity and short-term investments by approximately 1.4 years compared to December 31, 1999. All fixed maturity and short-term investments transferred on May 5, 2000 to Folksamerica and the securities placed in the escrow account are rated investment grade.

     At March 31, 2000, our private equity portfolio consisted of 11 investments having an aggregate carrying value of $58.2 million, with additional investment portfolio commitments in the aggregate amount of approximately $23 million.

     During the 2000 first quarter, we provided an additional loan in an aggregate principal amount of $3.5 million to American Independent Insurance Holding Company, one of our investee companies, and increased our investment in Trident II, L.P. by approximately $100,000.

     See Note 5 under the caption "Investment Information" of the accompanying notes to our unaudited consolidated financial statements for the 2000 first quarter for certain information regarding our publicly traded and privately held securities and their carrying values.

     Net investment income for the 2000 first quarter was $5.3 million, compared to $4.5 million for the 1999 first quarter, which reflects higher pre-tax and net of tax yields of 4.2% and 3.0%, respectively, in 2000, compared to 3.4% and 2.5% in 1999. Our yields have moderately increased as proceeds from the sales of public equity securities have been allocated into fixed maturity and short-term investments over the last several quarterly periods.

     Our sources of net realized investment gain (losses) for the 2000 first quarter were as follows (in thousands):

        Fixed maturities                                                     ($2,399)
        Publicly traded equity securities                                     35,359
        Privately held securities                                             (3,660)
                                                                             -------
        Total                                                                $29,300
                                                                             -------
                                                                             -------

      During the 2000 first quarter, we disposed of, or reduced our position in, several publicly traded equity security investments, including our investment in Annuity and Life Re (Holdings), Ltd. for a net gain of $17.3 million. The realized loss on privately held securities includes a net loss of $487,000 resulting from the disposition of our investment in LARC Holdings, Ltd. and a write-down of $3.2 million in the carrying value of our investment in Altus Holdings, Ltd.

     The change in after-tax net unrealized depreciation of investments of $43.9 million for the 2000 first quarter reflects the following (in thousands):

        Net unrealized losses on investments held during the period                               $29.3
        Reclassification for net realized gains recorded in net income                             29.3
                                                                                                  -----
        Pre-tax net unrealized depreciation of investments                                         58.6
        Less:  Deferred tax asset                                                                  20.5
               Valuation allowance                                                                 (5.8)
                                                                                                  -----
               Deferred tax benefit                                                                14.7
                                                                                                  -----
        Change in net unrealized depreciation of investments, net of tax                          $43.9
                                                                                                  -----
                                                                                                  -----

     The $29.3 million in net unrealized losses on investments held during the period was principally due to declines in the market values of publicly traded equity securities.

INCOME TAXES

     During the 2000 first quarter, we recorded a deferred tax asset valuation allowance of $12.1 million, of which $6.3 million is included in income tax expense reflected in net income and $5.8 million is included in the change in net unrealized depreciation of investments contained in other comprehensive loss. A valuation allowance has been established due to the future uncertainty of realizing a portion of deferred tax assets at March 31, 2000.


RATINGS

     Effective with the sale of the reinsurance business to Folksamerica, A.M. Best has withdrawn it's A- rating of Arch Re and has assigned the classification of NR-3 (Rating Procedure Inapplicable), which applies to companies in run-off with no active business writings or that are effectively dormant.

LIQUIDITY AND CAPITAL RESOURCES

     We are a holding company and currently have no significant operations or assets other than our ownership of the capital stock of Arch Re. We rely on cash dividends and distributions from Arch Re to make payments, including for any operating expenses that we may incur and for any dividends or stock repurchases as our board of directors may determine. Our board currently does not intend to declare dividends or make any other distributions. However, our board intends to make a determination regarding stock repurchases. Arch Re's ability to pay dividends or make distributions to us is dependent upon its ability to meet regulatory standards of the State of Nebraska, as described below. There are presently no contractual restrictions on Arch Re's payment of dividends or the making of distributions to us. We intend to cause Arch Re to make an extraordinary distribution to us. See "-- General -- Arch Re Distribution."

     Nebraska insurance laws provide that, without prior approval of the Nebraska Director of Insurance (the "Nebraska Director"), Arch Re cannot pay a dividend or make a distribution (together with other dividends or distributions paid during the preceding 12 months) that exceeds the greater of (i) 10% of statutory surplus as of the preceding December 31 or (ii) statutory net income from operations from the preceding calendar year not including realized capital gains. Net income (exclusive of realized capital gains) not previously distributed or paid as dividends from the preceding two calendar years may be carried forward for dividends and distribution purposes. Any proposed dividend or distribution in excess of such amount is called an "extraordinary" dividend or distribution and may not be paid until either it has been approved, or a 30-day waiting period has passed during which it has not been disapproved, by the Nebraska Director. Notwithstanding the foregoing, Nebraska insurance laws provide that any distribution that is a dividend may be paid by Arch Re only out of earned surplus arising from its business, which is defined as unassigned funds (surplus) as reported in the statutory financial statement filed by Arch Re with the Nebraska Insurance Department for the most recent year, including any surplus arising from unrealized capital gains or revaluations of assets. Any distribution that is a dividend and that is in excess of Arch Re's unassigned funds, exclusive of any surplus arising from unrealized capital gains or revaluation of assets, will be deemed an "extraordinary" dividend subject to the foregoing requirements. Due to the distribution that was required to be made in connection with the XL Capital stock repurchase, we may not declare any other distribution for twelve months from the closing date of the stock repurchase unless such subsequent distribution is approved by the Nebraska Director.

     Net cash flow provided by (used for) operating activities for the 2000 first quarter and 1999 first quarter was approximately ($2.7) million and $14.1 million, respectively, consisting principally of premiums received, investment income (excluding net realized investment gains), offset by operating costs and expenses.

     The primary sources of liquidity of the Company subsequent to the asset sale will be from short-term and fixed maturity investments presently owned directly by the Company ($11.8 million at March 31, 2000) and the invested assets to be distributed to the Company by Arch Re as an extraordinary distribution, which could occur during the second quarter of 2000, provided applicable regulatory approval is obtained. Such invested assets would include $58.2 million of privately held securities at March 31, 2000, which are generally restricted as to resale, do not have readily ascertainable market values or are otherwise illiquid.

     The fixed maturity investments contemplated to be restricted or unavailable for liquidity purposes subsequent to the asset sale will include $20 to $25 million to be held in escrow for a period of five years under the terms of the asset sale and our investments in Arch Re and Cross River, each contemplated to have up to approximately $20 million in statutory surplus (or any greater amount the Nebraska Insurance Department requires Arch Re to retain in the event there are any objections from reinsureds to the release of Arch Re from further liability under reinsurance agreements transferred pursuant to the transfer and assumption agreement).

     We do not currently have any material commitments for any capital expenditures over the next 12 months. We expect that our financing and operational needs for the foreseeable future will be met by our balance of cash and short-term investments, as well as by funds generated from operations. Following the sale of the reinsurance operations to Folksamerica, our objective is to pursue business combinations and ventures with operating businesses. We have not yet identified any specific business opportunities that we intend to pursue. Accordingly, we may need to secure additional financing to carry out our business plan. We cannot assure you that we will be successful in obtaining any such financing or in the implementation of our future business strategy.

MARKET SENSITIVE INSTRUMENTS AND RISK MANAGEMENT

     In accordance with the SEC's Financial Reporting Release No. 48, we performed a sensitivity analysis to determine the effects that market risk exposures could have on the future earnings, fair values or cash flows of our financial instruments as of December 31, 1999. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our 1999 Annual Report on Form 10-K.) Market risk represents the risk of changes in the fair value of a financial instrument and is comprised of several components, including liquidity, basis and price risks. At March 31, 2000, there have been no material changes in market risk exposures that affect the quantitative and qualitative disclosures presented as of December 31, 1999.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. This report or any other written or oral statements made by or on behalf of the Company may include forward-looking statements which reflect our current views with respect to future events and financial performance. All statements other than statements of historical fact included in this report are forward-looking statements. Forward-looking statements can generally be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe" or "continue" or their negative or variations or similar terminology.

     Forward-looking statements involve our current assessment of risks and uncertainties. Actual events and results may differ materially from those expressed or implied in these statements. Important factors that could cause actual events or results to differ materially from those indicated in such statements are discussed below and elsewhere in this report and include:

     --   the availability of investments on attractive terms;

     --   competition, including increased competition;

     -- changes in the performance of the insurance sector of the public equity markets or market professionals' views as to such sector;

     --   general economic conditions;

     --   regulatory changes and conditions;

     -- claims development, including as to the frequency or severity of claims and the timing of payments;

     --   our future business operations and strategy; and

     --   loss of key personnel.

     In addition, the sale of our reinsurance operations to Folksamerica Reinsurance Company referred to in this report is subject to various risks and uncertainties including the risks that the costs (including tax costs) of the transaction and purchase price and reserve adjustments will be greater than currently expected with resulting effects on our income statement and book value.

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

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.


           Exhibit No.                     Description
           -----------                     -----------


           10 Amendment to Sub-Sublease Agreement, between Arch Reinsurance Company and Marsh & McLennan Capital, Inc.


           15 Accountants' Awareness Letter and Limitation of Liability (regarding unaudited interim financial information)

           27           Financial Data Schedule


(b)  Reports on Form 8-K.

     The Company filed reports on Form 8-K during the three month period ended March 31, 2000 on:

                (1) January 18, 2000 (reporting the sale of the Company's reinsurance operations to Folksamerica Reinsurance Company and the XL Capital stock repurchase) and

                (2) March 2, 2000 (reporting the closing of the XL Capital stock repurchase).

     Omitted from this Part II are items which are inapplicable or to which the answer is negative for the period covered.

                                   SIGNATURES

===============================================================================

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       RISK CAPITAL HOLDINGS, INC.
                                       ----------------------------------------
                                       (REGISTRANT)






                                       /s/ Peter A. Appel
                                       ----------------------------------------
DATE: MAY 15, 2000                     PETER A. APPEL
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER






                                       /s/ Paul J. Malvasio
                                       ----------------------------------------
DATE: MAY 15, 2000                     PAUL J. MALVASIO
                                       CHIEF FINANCIAL OFFICER

                                  EXHIBIT INDEX



Exhibit No.                     Description
-----------                     -----------

10 Amendment to Sub-Sublease Agreement, between Arch Reinsurance Company and Marsh & McLennan Capital, Inc.

15 Accountants' Awareness Letter and Limitation of Liability (regarding unaudited interim financial information)

27              Financial Data Schedule