Form 10-Q
period 2000-06-30
ARCH CAPITAL GROUP LTD
filed 2000-08-14
CIK 947484

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 2000

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

Yes   X       No
    -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock.

                           CLASS                                           OUTSTANDING AT JUNE 30, 2000
                           -----                                           ----------------------------
               Common Stock, $.01 par value                                         12,400,117

================================================================================

                             ARCH CAPITAL GROUP LTD.

                                      INDEX

                                                                                                          PAGE NO.
                                                                                                          --------
PART I.  FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

           Review Report of Independent Accountants                                                          1

           Consolidated Balance Sheet                                                                        2
             June 30, 2000 and December 31, 1999

           Consolidated Statement of Income and Comprehensive Income                                         3
             For the three and six month periods ended June 30, 2000 and 1999

           Consolidated Statement of Changes in Stockholders' Equity                                         4
             For the six month periods ended June 30, 2000 and 1999

           Consolidated Statement of Cash Flows                                                              5
             For the six month periods ended June 30, 2000 and 1999

           Notes to Consolidated Financial Statements                                                        6

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS                                                                       18

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                          26


PART II.  OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS                                                                                   26

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                 26

ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K                                                                   26

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Arch Capital Group Ltd.:

We have reviewed the accompanying consolidated balance sheet of Arch Capital Group Ltd. (formerly known as Risk Capital Holdings, Inc.) and its subsidiaries as of June 30, 2000, and the related consolidated statement of income and comprehensive income for each of the three-month and six month periods ended June 30, 2000 and 1999 and the consolidated statements of changes in stockholders' equity and of cash flows for the six-month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 1999, and the related consolidated statements of income and comprehensive income, changes in stockholders' equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 1, 2000, except as to Note 14, which is as of March 2, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 1999, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



/s/ PricewaterhouseCoopers LLP
New York, New York
August 9, 2000

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                         (UNAUDITED)
                                                                           JUNE 30,   DECEMBER 31,
                                                                             2000        1999
                                                                             ----        ----
ASSETS
Investments:
Fixed maturities (amortized cost:  2000, $82,557 1999, $270,345) .......   $ 77,481    $261,067
Publicly traded equity securities (cost:  2000, $46,671; 1999, $105,747)     44,231     158,631
Privately held securities (cost:  2000, $62,437; 1999, $85,748) ........     61,043      83,969
Securities held in escrow (amortized cost: 2000, $20,265) ..............     20,317
Short-term investments .................................................     38,806      72,785
                                                                            -------     -------
Total investments ......................................................    241,878     576,452
                                                                            -------     -------


Cash ...................................................................     17,374       9,457
Accrued investment income ..............................................      1,870       4,527
Premiums receivable ....................................................                119,320
Reinsurance recoverable ................................................                 73,122
Deferred policy acquisition costs ......................................                 23,585
Investment accounts receivable .........................................        491
Federal income tax recoverable .........................................                  8,758
Deferred income tax asset ..............................................      4,779       7,834
Other insurance assets .................................................                 36,975
Other assets ...........................................................      2,191       4,329
                                                                            -------     -------
TOTAL ASSETS ...........................................................   $268,583    $864,359
                                                                           ========    ========
LIABILITIES
Claims and claims expenses .............................................               $364,554
Unearned premiums ......................................................                108,743
Reinsurance balances payable ...........................................                 14,666
Investment accounts payable ............................................   $    749
Other insurance liabilities ............................................                 24,541
Other liabilities ......................................................     12,929       5,341
                                                                           ========    ========
TOTAL LIABILITIES ......................................................     13,678     517,845
                                                                           --------    --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value:
20,000,000 shares authorized (none issued)
Common stock, $.01 par value:
80,000,000 shares authorized
(issued:  2000, 17,190,532; 1999, 17,109,736) ..........................        172         171
Additional paid-in capital .............................................    343,255     342,034
Deferred compensation under stock award plan ...........................       (943)       (317)
Retained earnings (deficit) ............................................    (18,919)    (22,175)
Less treasury stock, at cost (2000, 4,790,415; 1999, 21,766 shares) ....    (59,802)       (387)
Accumulated other comprehensive income (loss) consisting of unrealized
(depreciation) appreciation of investments, net of income tax ..........     (8,858)     27,188
                                                                           --------    --------
TOTAL STOCKHOLDERS' EQUITY .............................................    254,905     346,514
                                                                           --------    --------
Total Liabilities & Stockholders' Equity ...............................   $268,583    $864,359
                                                                           ========    ========

                 See Notes to Consolidated Financial Statements

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                    THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                          JUNE 30,                    JUNE 30,
                                                                    2000          1999           2000           1999
                                                                    ----          ----           ----           ----
PREMIUMS AND OTHER REVENUES
Net premiums written ......................................      ($63,493)       $91,517       ($10,604)      $155,954
(Increase) decrease in unearned premiums ..................        92,861         (4,529)        98,134         (6,044)
                                                                   ------         ------         ------         ------
Net premiums earned .......................................        29,368         86,988         87,530        149,910
Net investment income .....................................         4,257          4,817          9,547          9,300
Gain on sale of reinsurance operations ....................         2,191                         2,191
Net investment gains (losses) .............................          (367)        23,386         28,933         22,234
                                                                   ------         ------         ------         ------
TOTAL REVENUES ............................................        35,449        115,191        128,201        181,444

EXPENSES
Claims and claims expenses ................................        22,388         65,438         76,263        146,170
Commissions and brokerage .................................        10,003         22,869         26,756         42,407
Other operating expenses ..................................         1,678          3,772          4,246          7,433
Foreign exchange (gain) loss ..............................                         (450)         1,159            (62)
                                                                   ------         ------         ------         ------
TOTAL EXPENSES ............................................        34,069         91,629        108,424        195,948

INCOME (LOSS) BEFORE INCOME TAXES, EQUITY IN NET INCOME OF
INVESTEES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE.......         1,380         23,562         19,777        (14,504)

Federal income taxes:
Current ...................................................                        4,748                        (1,252)
Deferred ..................................................         4,541          3,127         17,160         (4,494)
                                                                   ------         ------         ------         ------
Income tax expense (benefit) ..............................         4,541          7,875         17,160         (5,746)
                                                                   ------         ------         ------         ------

INCOME (LOSS) BEFORE EQUITY IN NET INCOME OF
INVESTEES AND CUMULATIVE EFFECT
OF ACCOUNTING CHANGE ......................................        (3,161)        15,687          2,617         (8,758)

Equity in net income of investees .........................           609            196            639             33
                                                                   ------         ------         ------         ------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE        (2,552)        15,883          3,256         (8,725)

Cumulative effect of accounting change ....................                                                       (383)
                                                                   ------         ------         ------         ------

NET INCOME (LOSS) .........................................        (2,552)        15,883          3,256         (9,108)
                                                                   ------         ------         ------         ------

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX

Change in net unrealized appreciation (depreciation)
of investments, net of tax ................................         7,884         (7,163)       (36,046)       (17,663)
                                                                   ------         ------         ------         ------

COMPREHENSIVE INCOME (LOSS) ...............................        $5,332         $8,720       ($32,790)      ($26,771)
                                                                   ------         ------         ------         ------
                                                                   ------         ------         ------         ------

AVERAGE SHARES OUTSTANDING
Basic .....................................................    12,379,371     17,085,826     13,948,267     17,086,212
Diluted ...................................................    12,381,576     17,085,826     13,949,503     17,086,212

PER SHARE DATA
Net Income (Loss)  - Basic and diluted ....................        ($0.21)         $0.93          $0.23         ($0.53)
Comprehensive Income (Loss) - Basic and diluted ...........         $0.43          $0.51         ($2.35)        ($1.57)

                 See Notes to Consolidated Financial Statements

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                              (UNAUDITED)
                                                                           SIX MONTHS ENDED,
                                                                                JUNE 30,
                                                                           2000          1999
                                                                           ----          ----
COMMON STOCK
Balance at beginning of year ...........................................       $171        $171
Common stock issued ....................................................          1
                                                                           --------    --------
Balance at end of period ...............................................        172         171
                                                                           --------    --------

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of year ...........................................    342,034     341,878
Common stock issued.....................................................      1,221
                                                                           --------    --------
Balance at end of period ...............................................    343,255     341,878
                                                                           --------    --------
DEFERRED COMPENSATION UNDER STOCK AWARD PLAN
Balance at beginning of year ...........................................       (317)     (1,062)
Restricted common stock issued .........................................     (1,122)
Compensation expense recognized ........................................        496         394
                                                                           --------    --------
Balance at end of period ...............................................       (943)       (668)
                                                                           --------    --------

RETAINED EARNINGS (DEFICIT)
Balance at beginning of year ...........................................    (22,175)     10,261
Net income (loss) ......................................................      3,256      (9,108)
                                                                           --------    --------
Balance at end of period ...............................................    (18,919)      1,153
                                                                           --------    --------

TREASURY STOCK, AT COST
Balance at beginning of year ...........................................       (387)       (284)
Purchase of treasury stock .............................................    (59,415)        (45)
                                                                           --------    --------
Balance at end of period ...............................................    (59,802)       (329)
                                                                           --------    --------

ACCUMULATED OTHER COMPREHENSIVE INCOME CONSISTING OF
UNREALIZED (DEPRECIATION) APPRECIATION OF INVESTMENTS, NET OF INCOME TAX
Balance at beginning of year ...........................................     27,188      47,038
Change in unrealized appreciation (depreciation) .......................    (36,046)    (17,663)
                                                                           --------    --------
Balance at end of period ...............................................     (8,858)     29,375
                                                                           --------    --------

TOTAL STOCKHOLDERS' EQUITY
Balance at beginning of year ...........................................    346,514      398,002
Issuance of common stock................................................      1,222
Change in deferred compensation ........................................       (626)        394
Net income (loss) ......................................................      3,256      (9,108)
Purchase of treasury stock .............................................    (59,415)        (45)
Change in unrealized appreciation (depreciation)
  of investments, net of income tax ....................................    (36,046)    (17,663)
                                                                           --------    --------
Balance at end of period ...............................................   $254,905    $371,580
                                                                           ========    ========



                 See Notes to Consolidated Financial Statements

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                            (UNAUDITED)
                                                          SIX MONTHS ENDED,
                                                              JUNE 30,
                                                          2000       1999
                                                          ----       ----
OPERATING ACTIVITIES
Net income (loss) ..................................     $3,256     ($9,108)
  Adjustments to reconcile net income
  to net cash provided by operating activities:
  Liability for claims and claims expenses .........      7,069     110,259
  Unearned premiums ................................     (5,226)     16,672
  Premiums receivable ..............................     10,733     (26,516)
  Accrued investment income ........................        996      (1,297)
  Reinsurance recoverable ..........................    (11,093)    (28,398)
  Reinsurance balances payable .....................     (5,121)      5,613
  Deferred policy acquisition costs ................        344      (3,816)
  Net investment (gains)/losses ....................    (23,603)    (22,234)
  Deferred income tax asset ........................      4,222      (4,682)
  Other liabilities ................................      9,031      (4,452)
  Other items, net .................................      8,960      (6,656)
                                                        -------     -------
NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES       (432)     25,385
                                                        -------     -------

INVESTING ACTIVITIES
Purchases of fixed maturity investments ............    (89,166)   (220,839)
Sales of fixed maturity investments ................     85,445     128,133
Purchases of equity securities .....................    (18,233)    (20,712)
Sales of equity securities .........................    133,477      63,997
Net (purchases)/sales of short-term investments ....   (111,978)     23,605
Proceeds from sale of reinsurance operations .......      4,842
Sale or disposal of furniture and equipment ........          6        (282)
                                                        -------     -------
NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES      4,393     (26,098)
                                                        -------     -------
FINANCING ACTIVITIES
Common stock issued ................................      1,222
Purchase of treasury stock .........................      3,432         (45)
Deferred compensation on restricted stock...........       (698)
                                                        -------     -------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES      3,956         (45)
                                                        -------     -------
Increase (decrease) in cash ........................      7,917        (758)
Cash beginning of year .............................      9,457      12,037
                                                        -------     -------
Cash end of period .................................    $17,374     $11,279
                                                        -------     -------
                                                        -------     -------


                 See Notes to Consolidated Financial Statements

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     ORGANIZATION

       Arch Capital Group Ltd. (the "Company"), formerly known as Risk Capital Holdings, Inc., is a holding company that was incorporated in March 1995 under the laws of the State of Delaware and commenced operations in September 1995 upon completion of an initial public offering. In September 1995, through its initial public offering, related exercise of the underwriters' over-allotment option and direct sales of 16,750,625 shares of the Company's common stock, par value $.01 per share (the "Common Stock"), at $20 per share, and the issuance of warrants, the Company was capitalized with net proceeds of approximately $335.0 million, of which $328.0 million was contributed to the statutory capital of Arch Reinsurance Company ("Arch Re"), formerly known as Risk Capital Reinsurance Company. At June 30, 2000, Arch Re had statutory capital of $222 million. In July 1998, Arch Re capitalized its wholly owned subsidiary, Cross River Insurance Company ("Cross River"), with $20 million. Cross River received its Nebraska license in October 1998, and is currently authorized to write insurance on an excess and surplus lines basis in 22 other states. On May 5, 2000, the Company sold the reinsurance operations of Arch Re to Folksamerica Reinsurance Company in the asset sale described below in Note 9.

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

2.     GENERAL

       The accompanying interim consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and, in the opinion of management, reflect all adjustments necessary (consisting of normal recurring accruals) for a fair presentation of results for such periods. These consolidated financial statements should be read in conjunction with the 1999 consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

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

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.       COMPREHENSIVE INCOME (CONT'D.)


                                                                    (IN THOUSANDS)
                                                                   SIX MONTHS ENDED
                                                                       JUNE 30,
                                                                   2000       1999
                                                                   ----       ----
Net income (loss) ............................................    $3,256    ($9,108)
Other comprehensive income, net of tax:
Unrealized appreciation (depreciation) of investments:
    Unrealized holdings gains (losses) arising ...............   (17,240)    (3,211)
    during period (1)
    Less, reclassification adjustment for net realized (gains)
    losses included in net income ............................   (18,806)   (14,452)
                                                                --------   --------
Other comprehensive income (loss) ............................   (36,046)   (17,663)
                                                                --------   --------
Comprehensive income (loss) ..................................  ($32,790)  ($26,771)
                                                                ========   ========


       (1) Includes a deferred income tax asset valuation allowance of $3.1 million at June 30, 2000. See Note 6.


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

       The following table sets forth the computation of basic and diluted earnings per share:

                                                              (IN THOUSANDS, EXCEPT SHARE DATA)
                                                      THREE MONTHS ENDED              SIX MONTHS ENDED
                                                            JUNE 30,                      JUNE 30,
                                                     2000             1999        2000          1999
                                                     ----             ----        ----          ----
   NET INCOME
   BASIC EARNINGS PER SHARE:
   Net income (loss) .........................       ($2,552)       $15,883        $3,256       ($9,108)
   Divided by:
   Weighted average shares outstanding for the    12,379,371     17,085,826    13,948,267    17,086,212
   period
   Basic earnings (loss) per share ...........        ($0.21)         $0.93         $0.23        ($0.53)

   DILUTED EARNINGS PER SHARE:
   Net income (loss) .........................       ($2,552)        15,883        $3,256       ($9,108)
   Divided by:
   Weighted average shares outstanding for the    12,379,371     17,085,826    13,948,267    17,086,212
   period
   Effect of dilutive securities:
        Warrants
        Employee stock options ...............                                      1,236
                                                  ----------     ----------    ----------    ----------
   Total shares ..............................    12,379,371     17,085,826    13,949,503    17,086,212
                                                  ==========     ==========    ==========    ==========
   Diluted earnings (loss) per share .........        ($0.21)         $0.93         $0.23        ($0.53)

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.     EARNINGS PER SHARE DATA (CONT'D.)

                                                                    (IN THOUSANDS, EXCEPT SHARE DATA)
                                                         THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                               JUNE 30,                               JUNE 30,
                                                     2000                 1999                 2000             1999
                                                     ----                 ----                 ----             ----
   COMPREHENSIVE INCOME
   BASIC EARNINGS PER SHARE:
   Comprehensive income (loss)                           $5,332            $8,720            ($32,790)        ($26,771)
   Divided by:
   Weighted average shares outstanding for the       12,379,371        17,085,826           13,948,267       17,086,212
   period
   Basic earnings (loss) per share                        $0.43             $0.51              ($2.35)          ($1.57)

   DILUTED EARNINGS PER SHARE:
   Comprehensive income (loss)                           $5,332            $8,720            ($32,790)        ($26,771)
   Divided by:
   Weighted average shares outstanding for the       12,379,371        17,085,826           13,948,267       17,086,212
   period
   Effect of dilutive securities:
   Warrants
   Employee stock options                                 2,205
                                                     ----------        ----------           ----------       ----------
   Total shares                                      12,381,586        17,085,826           13,948,267       17,086,212
                                                     ==========        ==========           ==========       ==========

   Diluted earnings (loss) per share                      $0.43             $0.51              ($2.35)         ($1.57)


5.     INVESTMENT INFORMATION

       Realized investment gains (losses) for the three and six month periods ended June 30, 2000 consisted of the following:

                                                     (IN THOUSANDS)
                                   THREE MONTHS ENDED               SIX MONTHS ENDED
                                     JUNE 30, 2000                    JUNE 30, 2000
                              -----------------------------  -----------------------------
                                                     NET                            NET
                                GROSS     GROSS    REALIZED   GROSS      GROSS    REALIZED
                               REALIZED  REALIZED   GAINS    REALIZED   REALIZED   GAINS
                                GAINS     LOSSES   (LOSSES)   GAINS      LOSSES   (LOSSES)
                              --------   --------  --------  --------   --------  --------
Fixed maturity securities       $45      ($587)     ($542)      $342   ($3,283)   ($2,941)
Publicly traded equity
securities ..............       387       (212)       175     37,500    (1,966)    35,534
Privately held securities                                               (3,660)    (3,660)
                               ----      -----      -----    -------   -------    -------
Total ...................      $432      ($799)     ($367)   $37,842   ($8,909)   $28,933
                               ====      =====      =====    =======   =======    =======

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.     INVESTMENT INFORMATION (CONT'D.)

       The following table reconciles estimated fair value and carrying value to the amortized cost of fixed maturity and equity securities:

                                                                         (IN THOUSANDS)
                                                                          JUNE 30, 2000
                                          -------------------------------------------------------------------------------
                                               ESTIMATED
                                              FAIR VALUE
                                                  AND                 GROSS                  GROSS
                                                CARRYING            UNREALIZED              UNREALIZED          AMORTIZED
                                                 VALUE                GAINS                 (LOSSES)              COST
                                                 -----                -----                 --------              ----
  Fixed maturities                               $77,481             $  401                 ($5,477)            $82,557
  Publicly traded equity securities               44,231              7,891                 (10,331)             46,671
  Privately held securities                       61,043                                     (1,394)             62,437
  Securities held in escrow                       20,317                 63                     (11)             20,265
                                                --------              -----                 -------            --------
  Total                                         $203,072             $8,355                ($17,213)           $211,930
                                                --------              -----                 -------            --------
                                                --------              -----                 -------            --------

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

       All of the Company's publicly traded equity securities and privately held securities were issued by insurance and reinsurance companies or companies providing services to the insurance industry. At June 30, 2000, the publicly traded equity portfolio consisted of the following:

                                                  JUNE 30, 2000
                                ------------------------------------------------
                                      ESTIMATED
                                     FAIR VALUE
                                         AND       GROSS       GROSS
                                      CARRYING   UNREALIZED  UNREALIZED
                                        VALUE      GAINS      (LOSSES)       COST
                                      ---------  ----------  ----------   ---------
  COMMON STOCK:
  ACE Limited .......................    $9,055    $  913                   $8,142
  XL Capital Ltd  ...................    14,072     5,197                    8,875
  E.W. Blanch Holdings, Inc. ........     2,915        36                    2,879
  Farm Family Holdings, Inc. ........       947        35                      912
  IPC Holdings, Ltd. ................     7,448                (7,420)      14,868
  Limit PLC .........................     2,045                  (766)       2,811
  Meadowbrook Insurance Group .......       937                (2,145)       3,082
  Renaissance Re ....................     2,178       468                    1,710
  Metropolitan Life Insurance Company     4,634     1,242                    3,392
  OTHER:
  Markel Corp (62,239 Contingent
  Value Rights)
                                        -------    ------     --------     -------
           Total ....................   $44,231    $7,891     ($10,331)    $46,671
                                        -------    ------     --------     -------
                                        -------    ------     --------     -------

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.     INVESTMENT INFORMATION (CONT'D.)

       Investments in privately held securities may include both equity securities and securities convertible into, or exercisable for, equity securities (some of which may have fixed maturities). Privately held securities are subject to trading restrictions or are otherwise illiquid and do not have readily ascertainable market values. The risk of investing in such securities is generally greater than the risk of investing in securities of widely held, publicly traded companies. Lack of a secondary market and resale restrictions may result in the Company's inability to sell a security at a price that would otherwise be obtainable if such restrictions did not exist and may substantially delay the sale of a security which the Company seeks to sell. Such investments are classified as "available for sale" and carried at estimated fair value, except for investments in which the Company believes it has the ability to exercise significant influence (generally defined as investments in which the Company owns 20% or more of the outstanding voting common stock of the issuer), which are carried under the equity method of accounting. Under this method, the Company records its proportionate share of income or loss for such investments in results of operations.

       Goodwill for privately held equity securities carried under the equity method of accounting was $8.2 million at June 30, 2000, compared to $8.9 million at December 31, 1999.

       The estimated fair value of investments in privately held securities, other than those carried under the equity method or those with quoted market values, is initially equal to the cost of such investments until the investments are revalued based principally on substantive events or other factors which could indicate a diminution or appreciation in value, such as an arm's-length third party transaction justifying an increased valuation or adverse development of a significant nature requiring a write-down. The Company periodically reviews the valuation of investments in privately held securities with Marsh & McLennan Capital, Inc., its equity investment advisor with respect to certain of the Company's privately held securities.

       Privately held securities consisted of the following:

                                                  (IN THOUSANDS)
                                                JUNE 30, DECEMBER 31,
                                                  2000     1999
                                                  ----     ----
CARRIED  UNDER THE EQUITY METHOD:
The ARC Group, LLC ...........................  $ 8,442  $ 8,687
Arx Holding Corp. ............................    2,839    2,654
Island Heritage Insurance Company, Ltd. ......    4,312    4,356
LARC Holdings, Ltd. ..........................            24,039
New Europe Insurance Ventures ................      723      819
Sunshine State Holding Corporation ...........    1,654    1,885
                                                 ------   ------
     Sub-total ...............................   17,970   42,440
                                                 ------   ------
CARRIED AT FAIR VALUE:
Altus Holdings, Ltd. .........................   16,000   19,173
American Independent Insurance Holding Company    7,350    4,250
GuideStar Health Systems, Inc. ...............      500      500
Sorrento Holdings, Inc. ......................      311    1,517
Stockton Holdings Limited ....................   10,000   10,000
Trident II, L.P. .............................    8,912    6,089
                                                 ------   ------
     Sub-total ...............................   43,073   41,529
                                                 ------   ------
     Total ...................................  $61,043  $83,969
                                                 ------   ------
                                                 ------   ------

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.     INVESTMENT INFORMATION (CONT'D.)

       During the six month period ended June 30, 2000, the Company received a distribution from The ARC Group, LLC totaling $1,080,000.

       The Company also received $1,234,356 from Sorrento Holdings, Inc. ("Sorrento") for the redemption of 1,206 shares of preferred stock of Sorrento, which redemption amount included a payment of $1,000 per share and interest income at 6%.

       At June 30, 2000, the Company had investment commitments relating to its privately held securities totaling approximately $20.3 million. The outstanding commitments at June 30, 2000 included $16.1 million committed to Trident II, L.P., an investment fund formed in 1999 dedicated to making private equity and equity related investments in the global insurance, reinsurance and related industries.

       Set forth below is certain information relating to the Company's private investment activity for the six month period ended June 30, 2000:

ALTUS HOLDINGS, LTD.

       In the 2000 first quarter, the Company reduced the carrying value of Altus Holdings, Ltd. ("Altus") by $3.2 million, realizing an after-tax loss of $2.1 million. In reducing the carrying value of Altus, the Company, in consultation with its investment advisor, took into account the 1999 financial results of Altus and certain other factors, and based such write-down on a conservative valuation of Altus' economic book value at December 31, 1999.

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

       As of June 30, 2000, based on a comparison of the AIHC notes to bonds with similar characteristics, the Company recorded a $1.1 million pre-tax unrealized loss to adjust the aggregate carrying value of the aggregate of $8.5 million in loans made to AIHC ($5 million in February 1999 and $3.5 million in March 2000).

LARC HOLDINGS, LTD.

       As of March 2, 2000, the Company transferred to XL Capital Ltd ("XL Capital") the Company's interest in privately held LARC Holdings, Ltd. (parent of Latin American Reinsurance Company), valued at $25 million, in connection with the Company's repurchase from XL Capital of the Common Stock it previously held. See Note 8.

TRIDENT II, L.P.

       During the six months ended June 30, 2000, the Company funded approximately $2.8 million of its commitment to Trident II, L.P. At June 30, 2000, the Company's remaining commitment to Trident II was $16.1 million.

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

       An analysis of the Company's effective tax rate for the six months ended June 30, 2000 and 1999 follows:

                                                                      (IN THOUSANDS)
                                                                     SIX MONTHS ENDED
                                                                         JUNE 30,
                                                                     2000       1999
                                                                     ----       ----
        Income taxes (benefit) computed on pre-tax income (loss)    $6,922    ($5,076)
        Addition (reduction) in income taxes resulting from:
             Valuation allowance ...............................    10,205
             Tax-exempt investment income ......................      (230)      (337)
             Dividend received deduction .......................      (196)      (563)
             Limitation on executive compensation ..............       322
             Other .............................................       137        230
                                                                   -------    -------
        Income tax expense (benefit) on pre-tax income (loss) ..   $17,160    ($5,746)
                                                                   -------    -------
                                                                   -------    -------


       The Company had no current federal tax expense or benefit for the six months ended June 30, 2000 due to its net operating losses and the full utilization of the two-year carry-back provision at December 31, 1999. The Company's current federal tax benefit for the six months ended June 30, 1999 was based on regular taxable income.

       As a result of the Company's net operating losses in 1999 and 2000, the Company has net operating loss carryforwards totaling $34.7 million at June 30, 2000. Such net operating losses are currently available to offset future taxable income of the Company with the following expiration dates: $18.3 million expiring in 2019, and $16.4 million expiring in 2020. The Company also has an alternative minimum tax ("AMT") credit carryforward in the amount of $651,000, which can be carried forward without expiration.

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

       The net deferred income tax asset reflects temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes, net of a valuation allowance for any portion of the deferred tax asset that management believes may not be realized. Significant components of the Company's deferred income tax assets and liabilities as of June 30, 2000 and December 31, 1999 were as follows:

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.     INCOME TAXES (CONT'D.)

                                                             (IN THOUSANDS)
                                                          JUNE 30,  DECEMBER 31,
                                                            2000       1999
                                                            ----       ----
        Deferred income tax assets:
             Net operating loss ........................   $12,135    $ 7,334
             AMT credit carryforward ...................       651
             Net claim reserve discount ................               15,639
             Net unearned premium reserve ..............                6,573
             Net unrealized depreciation of investments      3,100
             Loss on investees, net ....................     1,907          7
             Compensation liabilities ..................        70        372
             Other, net ................................       221        165
                                                            ------     ------
        Total deferred tax assets ......................    18,084     30,090
                                                            ------     ------
        Deferred income tax liabilities:
             Deferred policy acquisition cost ..........               (8,255)
              Net unrealized appreciation of investments              (14,001)
                                                            ------     ------
        Total deferred tax liabilities .................              (22,256)
                                                            ------     ------
        Valuation allowance ............................   (13,305)
                                                            ------     ------
        Net deferred income tax asset ..................    $4,779     $7,834
                                                            ======     ======


       As of June 30, 2000, the Company has a deferred income tax valuation allowance of $13.3 million that adjusts the deferred income tax asset to its estimated net realizable value of $4.8 million. Deferred income tax expense for the six months ended June 30, 2000 included a charge for such allowance of $10.2 million, and the deferred income tax benefit on the change in net unrealized depreciation of investments for the six months ended June 30, 2000 was decreased by $3.1 million for such valuation allowance.

       At December 31, 1999, the Company did not have a deferred income tax valuation allowance because it believed at that time that its entire deferred tax asset was realizable due to the Company's ability to generate future taxable income from its invested asset base of $576.5 million. At that time, the closing of the Folksamerica transaction was uncertain and, consequently, the tax implications of the transaction were not considered in evaluating the realizability of the deferred tax asset. During the 2000 first quarter, the Company entered into the agreement with Folksamerica to sell the Company's reinsurance operations. The asset sale generated a tax loss of $30 million, and the related transfer of assets to Folksamerica resulted in a significant reduction in the Company's invested assets and its ability to generate future taxable income. In addition, the market values of the Company's invested assets depreciated significantly resulting in the 2000 first quarter change in net unrealized depreciation of $58.6 million. Based on these factors, the Company recorded a $12.1 million valuation allowance in the 2000 first quarter. For the 2000 first quarter, deferred income tax expense included a charge for such allowance of $6.3 million and the deferred income tax benefit of the change in net unrealized depreciation of investments was decreased by $5.8 million for such valuation allowance.

7.     ACCOUNTING PRONOUNCEMENTS

START-UP COSTS

       Effective January 1, 1999, the Company changed its method of accounting for start-up costs in accordance with the Accounting Standards Executive Committee's Statement of Position ("SOP") 98-5 "Reporting on the Costs of Start-Up Activities." The change in accounting principle resulted in the write-off of the start-up costs capitalized as of January 1, 1999 for the Company and its investee companies carried under the equity method of accounting. The cumulative effect of the write-off, which totaled $383,000, after-tax, or $0.02 per share, was included in the 1999 first quarter net loss.

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.     ACCOUNTING PRONOUNCEMENTS (CONT'D.)

MARKET RISK SENSITIVE INSTRUMENTS

       The Securities and Exchange Commission ("SEC") issued Financial Reporting Release ("FRR") No. 48 which included amended rules requiring domestic and foreign issuers to clarify and expand existing disclosure for derivative financial instruments, other financial instruments and derivative commodity instruments (collectively, "market risk sensitive instruments"). The amendments require enhanced disclosure of accounting policies for derivative financial instruments and derivative commodity instruments (collectively, "derivatives"). In addition, the amendments expand existing disclosure requirements to include quantitative and qualitative information about market risk inherent in market risk sensitive instruments, which disclosure will be subject to safe harbor protection under SEC rules (see "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-Q). These amendments are designed to provide additional information about market risk sensitive instruments which investors can use to better understand and evaluate market risk exposures of registrants, including the Company. There have been no material changes in market risk exposures that affect the quantitative and qualitative disclosures presented as of the year ended December 31, 1999, except that the Company no longer has any foreign currency exchange rate risk.

8.     XL TRANSACTION

       On March 2, 2000, the Company repurchased from XL Capital, then the Company's single largest stockholder, all of the 4,755,000 shares of Common Stock held by it for a purchase price of $12.45 per share of Common Stock, or a total of $59.2 million. The per share repurchase price was determined as the lesser of (1) 85% of the average closing market price of Common Stock during the 20 trading days beginning on the third business day following public announcement of the stock repurchase and asset sale (January 21, 2000), which was $14.65, and (2) $15. The Company paid XL Capital the consideration for the repurchase with: (i) the Company's interest in privately held LARC Holdings, Ltd. (parent of Latin American Reinsurance Company Ltd.), valued at $25 million, and (ii) all of the Company's interest in Annuity and Life Re (Holdings), Ltd., valued at $25.38 per share and $18.50 per warrant, or $37.8 million in the aggregate. XL Capital paid the Company in cash the difference (equal to $3.6 million) between the repurchase price and the value of the Company's interests in LARC Holdings and Annuity and Life Re. The value per share of Annuity and Life Re was determined by taking the average of the closing price of Annuity and Life Re shares for the same period used in determining the repurchase price of the Company's shares. The value of the warrants was determined using a Black Scholes methodology.

       The cost of the stock repurchase of $59.2 million was recorded as a reduction to stockholders' equity reflected as treasury stock.

       Arch Re's statutory surplus was reduced by $62.8 million due to the distribution to the Company of the stock and warrants in both LARC Holdings, Ltd. and Annuity and Life Re Holdings, Ltd. based on statutory carrying values.

9.     FOLKSAMERICA TRANSACTION

       On May 5, 2000, the Company sold the reinsurance operations of Arch Re pursuant to an agreement entered into as of January 10, 2000 with Folksamerica Reinsurance Company and Folksamerica Holding Company (collectively, "Folksamerica"). Folksamerica Reinsurance Company assumed Arch Re's liabilities under the reinsurance agreements transferred in the asset sale and Arch Re transferred to Folksamerica Reinsurance Company assets estimated in an aggregate amount equal in book value to the book value of the liabilities assumed. In consideration for the transfer of Arch Re's book of business, Folksamerica paid $20.084 million (net of a credit equal to $251,000 granted to Folksamerica for certain tax costs) in cash at the closing, subject to post-closing adjustments based on an independent actuarial report of the claim liabilities transferred

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.     FOLKSAMERICA TRANSACTION (CONT'D.)

and an independent audit of the net assets sold. Following the completion of such report and audit, the parties agreed upon net post-closing adjustments in the amount of approximately $3.2 million payable by the Company, which consisted of a $4.2 million reduction in the purchase price less $1 million in net book value of the assets and liabilities actually transferred at closing.

       Under the terms of the agreement, $20 million has been placed in escrow for a period of five years. These funds will be primarily used to reimburse Folksamerica to the extent that the loss reserves (which were $35.1 million at March 31, 2000) relating to business produced on behalf of Arch Re by a certain managing underwriting agency are deficient as measured at the end of such five year period. To the extent that such loss reserves are redundant, all of the escrowed funds will be returned to the Company and Folksamerica will pay the Company an amount equal to such redundancy. In connection with the escrow arrangement, the Company will record a loss in an amount equal to any probable deficiency in the related reserve that may become known during or at the end of the five year period. The agreement also provided that an additional amount of up to $5 million would be placed in escrow for a period of five years to the extent that Arch Re's reserves at closing on all business other than that covered by the $20 million escrow were less by at least a specified amount than those estimated by its independent actuaries. No such supplemental escrow was required.

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

       The Company also made representations and warranties to Folksamerica about the Company and the business transferred to Folksamerica for which the Company retains exposure for certain periods.

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.     FOLKSAMERICA TRANSACTION (CONT'D.)

       The net book value gain resulting from the sale of the Company's reinsurance operations to Folksamerica is calculated as follows (in thousands):

        Consideration received, consisting of the following:
        Total liabilities transferred                                                                 $514,330
        Cash premium received                                                                           16,920
                                                                                                        ------
                                                                                                       531,250
                                                                                                        ------

        Assets transferred                                                                             478,687
        Amortization of deferred policy acquisition costs                                               23,242
        Transaction costs                                                                               21,800
                                                                                                        ------
                                                                                                       523,729
                                                                                                        ------


        Pre-tax gain                                                                                     7,521
        Income tax expense (1)                                                                           4,137
                                                                                                        ------
        Net gain                                                                                         3,384


        Realized (loss), net of income tax, for securities transferred at market value (2)              (5,330)
                                                                                                        ------
        Net (loss)                                                                                      (1,946)


        Change in net unrealized depreciation of investments, net of tax (2)                             5,330
                                                                                                        ------
        Comprehensive income and net book value gain                                                    $3,384
                                                                                                        ======

(1) The income tax benefit of $1.5 million relating to post-closing adjustments of $4.2 million was offset by an equivalent deferred tax asset valuation allowance.

(2) The related income tax benefit of $1.9 million was offset by an equivalent deferred tax asset valuation allowance.

     Transaction costs consist of the following (in millions):

        Severance and other related costs                                              $11.0
        Reinsurance costs                                                                4.8
        Investment banking, legal and accounting fees                                    2.3
        Write-off of furniture, equipment and leasehold improvements                     1.7
        Write-off of lease obligation                                                    1.3
        Other                                                                            0.7
                                                                                  ----------
        Total                                                                          $21.8
                                                                                  ==========

       As of June 30, 2000, accrued and unpaid transaction costs amounted to approximately $7.8 million. Of such amount, $1.9 million relates to severance and other related costs expected to be paid to employees terminated as of June 30, 2000 during the next 18 months under the Company's severance arrangements; $1.3 million relates to the write-off of the Company's lease obligation expected to be paid over the remainder of the lease term expiring in October 2002; and the balance of $4.6 million is expected to be paid by December 31, 2000.

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.     FOLKSAMERICA TRANSACTION (CONT'D.)

     The GAAP book value of the assets and liabilities transferred to Folksamerica recorded in the accompanying financial statements at closing are as follows (in millions):

Fixed maturities, short-term investments and accrued interest income                       $249.9
Premiums receivable                                                                         108.6
Reinsurance recoverable                                                                      73.2
Deferred policy acquisition costs                                                            23.2
Deferred income tax asset                                                                    13.5
Other insurance assets                                                                       47.0
                                                                                           ------
Total Assets                                                                               $515.4
                                                                                           ------

Reserve for claims and claims expenses                                                     $371.6
Net unearned premium reserve                                                                103.4
Reinsurance premiums payable                                                                  9.5
Other insurance liabilities                                                                  29.8
                                                                                           ------
Total Liabilities                                                                          $514.3
                                                                                           ------
Net book value of assets and liabilities transferred                                         $1.1
                                                                                           ------
                                                                                           ------


       At the closing of the asset sale, Arch Re and Folksamerica entered into a transfer and assumption agreement, under which Folksamerica assumed Arch Re's rights and obligations under the reinsurance agreements transferred in the asset sale. The reinsureds under such agreements that were in-force were notified that Folksamerica had assumed Arch Re's obligations and that, unless the reinsureds object to the assumption, Arch Re will be released from its obligations to those reinsureds. None of such reinsureds objected to the assumption and, accordingly, the gross liabilities for such business have been removed from the accounts of Arch Re for statutory and GAAP accounting purposes. However, Arch Re will continue to be liable under those reinsurance agreements if the notice is found not to be an effective release by the reinsureds. Folksamerica has agreed to indemnify the Company for any losses arising out of the reinsurance agreements transferred to Folksamerica Reinsurance Company in the asset sale. However, in the event that Folksamerica refuses or is unable to perform its obligations to the Company, Arch Re may incur losses relating to the reinsurance agreements transferred in the asset sale.

10.    ARCH RE DISTRIBUTION

       Upon payment of a contemplated distribution from Arch Re to the Company that is currently anticipated to occur in the third quarter of 2000, the Company's assets would consist of fixed maturity and short term investments (including amounts placed in escrow for five years as described above), publicly traded equity securities and privately held securities. The Company will also continue to own all of the outstanding capital stock of Arch Re and Cross River, each with statutory surplus of a minimum of approximately $20 million in order to maintain the insurance licenses and other authorizations they currently hold. The Company's remaining $16.1 million investment commitment to Trident II, L.P. would also remain in place.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS.

GENERAL

       THE COMPANY

       Arch Capital Group Ltd. (formerly known as Risk Capital Holdings, Inc.) is a holding company that was incorporated in March 1995 and commenced operations in September 1995 upon completion of our initial public offering. We received aggregate net proceeds from the offering of approximately $335 million, of which $328 million was contributed to the capital of our wholly owned subsidiary Arch Reinsurance Company ("Arch Re"), formerly known as Risk Capital Reinsurance Company. On November 6, 1995, Arch Re was licensed under the insurance laws of the State of Nebraska and is currently licensed or accredited as a reinsurer in 44 states. As of June 30, 2000, the statutory surplus of Arch Re was approximately $222 million. In July 1998, Arch Re capitalized its wholly owned subsidiary, Cross River Insurance Company ("Cross River"), with $20 million. Cross River received its Nebraska insurance license in October 1998, and is currently authorized to write insurance on an excess and surplus lines basis in 22 other states.

       FOLKSAMERICA TRANSACTION

       On May 5, 2000, we sold the reinsurance operations of Arch Re pursuant to an agreement entered into as of January 10, 2000 with Folksamerica Reinsurance Company and Folksamerica Holding Company (collectively, "Folksamerica"). Folksamerica Reinsurance Company assumed Arch Re's liabilities under the reinsurance agreements transferred in the asset sale and Arch Re transferred to Folksamerica Reinsurance Company assets estimated in an aggregate amount equal in book value to the book value of the liabilities assumed. In consideration for the transfer of Arch Re's book of business, Folksamerica paid $20.084 million (net of a credit equal to $251,000 granted to Folksamerica for certain tax costs) in cash at the closing, subject to post-closing adjustments based on an independent actuarial report of the claim liabilities transferred and an independent audit of the net assets sold. Following the completion of such report and audit, the parties agreed upon net post-closing adjustments in the amount of approximately $3.2 million payable by us, which consisted of a $4.2 million reduction in the purchase price less $1 million in net book value of the assets and liabilities actually transferred at closing.

       Under the terms of the agreement, $20 million has been placed in escrow for a period of five years. These funds will be primarily used to reimburse Folksamerica to the extent that the loss reserves (which were $35.1 million at March 31, 2000) relating to business produced on behalf of Arch Re by a certain managing underwriting agency are deficient as measured at the end of such five year period. To the extent that such loss reserves are redundant, all of the escrowed funds will be returned to us and Folksamerica will pay us an amount equal to such redundancy. In connection with the escrow arrangement, we will record a loss in an amount equal to any probable deficiency in the related reserve that may become known during or at the end of the five year period. The agreement also provided that an additional amount of up to $5 million would be placed in escrow for a period of five years to the extent that Arch Re's reserves at closing on all business other than that covered by the $20 million escrow were less by at least a specified amount than those estimated by its independent actuaries. No such supplemental escrow was required.

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

       We also made representations and warranties about us and the business transferred to Folksamerica for which we retain exposure for certain periods.

       The GAAP book value of the assets and liabilities transferred to Folksamerica recorded in the accompanying financial statements at closing are as follows (in millions):

Fixed maturities and short-term investments                                                $249.9
Premiums receivable                                                                         108.6
Reinsurance recoverable                                                                      73.2
Deferred policy acquisition costs                                                            23.2
Deferred income tax asset                                                                    13.5
Other insurance assets                                                                       47.0
                                                                                           ------
Total Assets                                                                               $515.4
                                                                                           ------

Reserve for claims and claims expenses                                                     $371.6
Net unearned premium reserve                                                                103.4
Reinsurance premiums payable                                                                  9.5
Other insurance liabilities                                                                  29.8
                                                                                           ------
Total Liabilities                                                                          $514.3
                                                                                           ------
Net book value of assets and liabilities transferred                                         $1.1
                                                                                           ------
                                                                                           ------



       At the closing of the asset sale, Arch Re and Folksamerica entered into a transfer and assumption agreement, under which Folksamerica assumed Arch Re's rights and obligations under the reinsurance agreements transferred in the asset sale. The reinsureds under such agreements that were in-force were notified that Folksamerica had assumed Arch Re's obligations and that, unless the reinsureds object to the assumption, Arch Re will be released from its obligations to those reinsureds. None of such reinsureds objected to the assumption and, accordingly, gross liabilities for such business have been removed from the accounts of Arch Re for statutory and GAAP accounting purposes. However, Arch Re will continue to be liable under those reinsurance agreements if the notice is found not to be an effective release by the reinsureds. Folksamerica has agreed to indemnify us for any losses arising out of the reinsurance agreements transferred to Folksamerica Reinsurance Company in the asset sale. However, in the event that Folksamerica refuses or is unable to perform its obligations to us, Arch Re may incur losses relating to the reinsurance agreements transferred in the asset sale.

       See Note 9 to the accompanying consolidated financial statements.

       ARCH RE DISTRIBUTION

       Upon payment of a contemplated distribution from Arch Re to us that is currently anticipated to occur in the third quarter, our assets would consist of fixed maturity and short term investments, publicly traded equity securities and privately held securities. We will also continue to own all of the outstanding capital stock of Arch Re and Cross River, each with statutory surplus of a minimum of approximately $20 million in order to maintain the insurance licenses and other authorizations they currently hold. Our remaining $16.1 million investment commitment to Trident II, L.P. would also remain in place. See "Liquidity and Capital Resources" below for a discussion of the regulatory issues relating to distributions by Arch Re.

       FUTURE OPERATIONS

       Our strategy is to pursue business combinations and ventures with operating businesses. Our success will depend to a large extent on the operations, financial condition and management of the companies with which we may merge or which we may acquire in whole or in part. We are currently evaluating certain business opportunities that we may pursue. Accordingly, the financial and operational risks that we may encounter in the future cannot be specified.

RESULTS OF OPERATIONS

       We had consolidated comprehensive income of $5.3 million, which was composed of a net loss of $2.6 million and other comprehensive income of $7.9 million, consisting of the change in after-tax unrealized depreciation of investments. Comprehensive income included an after-tax gain of $3.4 million related to the sale of the Company's reinsurance operations to Folksamerica; net loss included $1.9 million related to the sale. The 2000 second quarter net loss also included after-tax realized investment losses of $239,000 and equity in net income of investees of $609,000. These amounts compare with comprehensive income for the 1999 second quarter of $8.7 million, which was composed of net income of $15.9 million and the change in after-tax unrealized appreciation of investments of $7.2 million. The 1999 second quarter net income included after-tax realized investment gains of $15.2 million and equity in net income of investees of $196,000.

       We had consolidated comprehensive loss for the six months ended June 30, 2000 of $32.8 million, which was composed of net income of $3.3 million and other comprehensive loss of $36.1 million, consisting of the change in after-tax unrealized depreciation of investments. Net income for the six months ended June 30, 2000 included after-tax realized investment gains of $18.8 million and equity in net income of investees of $639,000. These amounts compare with comprehensive loss for the six months ended June 30, 1999 of $26.8 million, which was composed of net loss of $9.1 million and the change in after-tax unrealized appreciation of investments of $17.7 million. Net loss for the six months ended June 30, 1999 included after-tax realized investment gains of approximately $14.5 million, equity in net income of investees of $33,000 and a loss of $383,000 from the cumulative effect of an accounting change.

       Following is a table of per share data for the three and six months periods ended June 30, 2000 and 1999 on an after-tax basis:

                                                  THEE MONTH ENDED            SIX MONTHS ENDED
                                                       JUNE 30,                   JUNE 30,
                                                  2000         1999         2000          1999
                                                  ----         ----         ----          ----
BASIC AND DILUTED EARNINGS PER SHARE:
Underwriting loss ......................         ($0.31)      ($0.18)      ($1.50)      ($1.75)
Net investment income ..................           0.23         0.21         0.47         0.39
Net realized investment gains ..........          (0.02)        0.89         1.35         0.85
(Loss) on sale of reinsurance operations          (0.16)                    (0.14)
Equity in net income of investees ......           0.05         0.01         0.05
Cumulative effect of accounting change .                                                 (0.02)
                                                 ------       ------       ------       ------
Net income (loss) ......................          (0.21)        0.93         0.23        (0.53)
Change in net unrealized appreciation
 (depreciation) of investments .........           0.64        (0.42)       (2.58)       (1.04)
                                                 ------       ------       ------       ------
Comprehensive income (loss) ............          $0.43        $0.51       ($2.35)      ($1.57)
                                                 ------       ------       ------       ------
Average shares outstanding (000's)
                   Basic ...............         12,379       17,086       13,948       17,086
                   Diluted .............         12,382       17,086       13,949       17,086

       The sale of our reinsurance operations to Folksamerica resulted in a net book value gain of approximately $3.4 million, or $0.27 per share, based on 12,400,117 shares outstanding, which amount includes the post-closing adjustments described above (See "--General--Folksamerica Transaction"). The net book value gain on the sale of our reinsurance operations is calculated as follows (in millions):


        Gain on sale.......................................................               $7.5
        Tax expense (1)....................................................                4.1
                                                                                           ---
        Net gain...........................................................                3.4
        Realized (loss) on securities transferred at market value (2)......               (5.3)
                                                                                           ----
        Net (loss).........................................................               (1.9)

        Change in after-tax unrealized depreciation of investments (2).....                5.3
                                                                                           ----
        Comprehensive income and net book value gain.......................                $3.4
                                                                                           ====


(1) The related income tax expense includes a charge of $1.5 million resulting from our deferred tax asset valuation allowance.

(2) The related income tax benefit of $1.9 million was offset by an equivalent deferred tax asset valuation allowance.

      See Note 9 to the accompanying consolidated financial statements.

      At June 30, 2000, consolidated stockholders' equity totaled $254.9 million, compared with $346.5 million at December 31, 1999. On a basic and diluted basis, book value per share was $20.56 based on 12,400,117 shares outstanding at June 30, 2000, compared with $20.28 based on 17,087,970 shares outstanding at December 31, 1999. At June 30, 2000, book value and per share amounts reflect the repurchase from XL Capital Ltd of all of the 4,755,000 shares of our common stock held by it for a total of $59.2 million, or $12.45 per share. (See Note 8 to the accompanying consolidated financial statements).

      NET PREMIUMS WRITTEN

      With respect to our divested reinsurance operations, net premiums written for the three and six month periods ended June 30, 2000 and 1999 were as follows (in thousands):

                                     THREE MONTHS ENDED      SIX MONTHS ENDED
                                          JUNE 30,               JUNE 30,
CORE BUSINESS                        2000        1999        2000       1999
                                     ----        ----        ----       ----
  Property .....................    $13,129     $27,100     $15,809     $39,345
  Casualty .....................      7,614      18,172      19,743      38,022
  Multi-line ...................        843      20,346      12,808      37,801
  Other ........................        (83)      5,361       4,224         769
                                   --------     -------    --------    --------
  Sub-total Core Business ......     21,503      70,979      52,584     115,937
                                   --------     -------    --------    --------
SPECIALTY BUSINESS
  Accident & Health ............      7,440      12,684      26,862      20,752
  Aviation & Space .............     (1,601)      2,723      (1,895)      8,365
  Marine .......................      1,542       2,707       3,739       6,672
  Surety & Fidelity ............        530       2,424       1,013       4,228
  Sub-total Specialty Business..      7,911      20,538      29,719      40,017
                                   --------     -------    --------    --------
   Unearned premium portfolio
      transfer and assumption...    (92,907)                (92,907)
                                   --------     -------    --------    --------
  Total ........................   ($63,493)    $91,517    ($10,604)   $155,954
                                   ========     =======    ========    ========



       Premiums written for the three and six month periods ended June 30, 2000 include business recorded through May 5, 2000, the closing date of the sale of our reinsurance operations to Folksamerica and, consequently, comparisons with prior periods are not meaningful. The decline in net premiums written for the business recorded through May 5, 2000 was due to several factors which included
(i) the previously announced asset sale; (ii) discontinuing aviation and space business in 1999; and (iii) non-renewals in other classes of business, due to
(a) our adherence to underwriting standards in competitive market conditions and
(b) the effect on cedents of our poor underwriting performance, coupled with a decline in Arch Re's A.M. Best rating from A to A- during 1999. Such decline was partially offset by increased in-force premiums in Accident & Health business where significant underwriting capacity has exited the market since 1998.

       Set forth below are our statutory combined ratios for the three and six month periods ended June 30, 2000 (prior to recording the transfer and assumption of reinsurance liabilities to Folksamerica on May 5, 2000) and 1999:

                                                          THREE MONTHS ENDED                SIX MONTHS ENDED
                                                               JUNE 30,                         JUNE 30,
                                                        2000              1999           2000            1999
                                                     -----------    --------------    -----------    --------------
        Claims and claims expenses.......                 76.2%          75.2%            87.1%           97.5%
        Commissions and brokerage........                 37.3           27.1             32.1            29.6
        Other operating expenses.........                  4.8            4.0              4.6             4.6
                                                     -----------    --------------    -----------    --------------
        Statutory combined ratio.........                118.3%         106.3%           123.8%         131.7%
                                                     ===========    ==============    ===========    ==============

       The statutory combined ratio for the first half of 2000 (which included results through May 5, 2000, the closing date of the sale of our reinsurance operations) was adversely affected by poor underwriting results in our aviation and property lines of business.

       FOREIGN EXCHANGE

       Pre-tax foreign exchange gains and losses are recorded separately from statutory underwriting results and are therefore excluded from the statutory combined ratio. Unhedged monetary assets and liabilities are translated at the exchange rate in effect at the balance sheet date, with the resulting foreign exchange gains or losses recognized in income. We do not have any remaining assets or liabilities denominated in foreign currency as a result of the asset sale to Folksamerica.

       NET INVESTMENT INCOME

       Invested assets, including accrued investment income, net of investment accounts receivable and payable, consisted of the following at June 30, 2000 compared to December 31, 1999 (in millions):

                                                            JUNE 30,  DECEMBER 31,
                                                             2000        1999
                                                             ----        ----
       Fixed maturities
          Taxable - Investment grade ...................     $42.1      $171.2
                  - Non-investment grade ...............      35.4        37.6
          Tax Exempt - Investment grade ................                  52.3
          Tax Exempt - Escrowed funds ..................      20.3

                                                              97.8       261.1
       Publicly traded equity securities ...............      44.2       158.8
       Privately held securities .......................      61.0        83.9
       Cash, short-term investments and accrued interest      58.1        86.7

       Total ...........................................    $261.1      $590.5

       Approximately 63% of the fixed maturity and short-term investments were rated investment grade by Moody's and Standard & Poor's and had an average quality rating of AA and average duration of 3.1 years.

       During the 2000 first quarter, we liquidated a substantial portion of the public equity portfolio and reduced our investment in tax-exempt securities for tax planning purposes. All funds were reinvested in short-term securities in anticipation of the delivery of a substantial portion of the investment portfolio to Folksamerica. On

May 5, 2000, we transferred $248.2 million of fixed maturities and short-term investments in connection with the sale of our reinsurance operations. All fixed maturity and short-term investments transferred on May 5, 2000 to Folksamerica and the securities placed in the escrow account are rated investment grade.

       At June 30, 2000, our private equity portfolio consisted of 11 investments, having an aggregate carrying value of $61 million, with additional investment portfolio commitments in the aggregate amount of approximately $20.3 million.

       See Note 5 under the caption "Investment Information" of the accompanying notes to our unaudited consolidated financial statements for the six months ended June 30, 2000 for certain information regarding our publicly traded and privately held securities and their carrying values.

       After-tax net investment income for the 2000 second quarter was $2.9 million, compared with $3.5 million for the 1999 second quarter. For the first half of 2000, after-tax net investment income was $6.6 million, compared with $6.7 million for the comparable prior year period. Our results reflect higher pre-tax and net of tax yields of approximately 3.8% and 2.7%, respectively, for the first half of 2000, compared to 3.5% and 2.6%, respectively, for the same prior year period. Our yields have moderately increased as proceeds from the sales of public equity securities have been allocated into fixed maturity and short-term investments over the last several quarterly periods.

       Our sources of net realized investment gain (losses) for the three and six month periods ended June 30, 2000 were as follows (in thousands):

                                                       THREE MONTHS  SIX MONTHS
                                                           ENDED       ENDED
                                                            JUNE 30, 2000
                                                            -------------
        Fixed maturities .............................      ($541)   ($2,940)
        Publicly traded equity securities ............        174     35,533
                                                          -------    -------
        Privately held securities ....................                (3,660)
                                                          -------    -------
        Sub-total ....................................       (367)    28,933
        Fixed maturities transferred to Folksamerica..     (5,330)    (5,330)
                                                          -------    -------
        Total.........................................    ($5,697)   $23,603
                                                          =======    =======


       During the six months ended June 30, 2000, we disposed of, or reduced our position in, several publicly traded equity security investments, including our investment in Annuity and Life Re (Holdings), Ltd. for a net gain of $17.3 million. The realized loss on privately held securities includes a net loss of $487,000 resulting from the disposition of our investment in LARC Holdings, Ltd. and a write-down of $3.2 million in the carrying value of our investment in Altus Holdings, Ltd. (See Note 5 to the accompanying consolidated financial statements.)

       The change in after-tax net unrealized depreciation of investments of $36.1 million for the first six months ended June 30, 2000 reflects the following (in millions):

                                                    JUNE 30,  DECEMBER 31,
                                                     2000        1999        CHANGE
                                                     ----        ----        ------
Pre-tax unrealized appreciation (depreciation) ...   ($8.9)      $41.8       ($50.7)
Deferred income tax (benefit) expense ............    (3.1)       14.6        (17.7)
Valuation allowance ..............................     3.1                      3.1
                                                     -----       -----       ------
After-tax unrealized appreciation (depreciation)..   ($8.9)      $27.2       ($36.1)
                                                     =====       =====       ======

       INCOME TAXES

       As of June 30, 2000, we have established a deferred income tax asset valuation allowance of $13.3 million that adjusts our deferred income tax asset to its estimated net realizable value of approximately $4.8 million. Deferred income tax expense for the six months ended June 30, 2000 included a charge for such allowance of

$10.2 million and the deferred income tax benefit, on the change in net unrealized depreciation of investments for the six months ended June 30, 2000, was decreased by $3.1 million for such valuation allowance. (See Note 6 to the accompanying consolidated financial statements.)

LIQUIDITY AND CAPITAL RESOURCES

       We are a holding company and currently have no significant assets other than our ownership of the capital stock of Arch Re. We rely on cash dividends and distributions from Arch Re to make payments, including for any operating expenses that we may incur and for any dividends or stock repurchases as our board of directors may determine. Our board currently does not intend to declare dividends or make any other distributions. Arch Re's ability to pay dividends or make distributions to us is dependent upon its ability to meet regulatory standards of the State of Nebraska, as described below. There are presently no contractual restrictions on Arch Re's payment of dividends or the making of distributions to us. We intend to cause Arch Re to make an extraordinary distribution to us, as described below.

       Nebraska insurance laws provide that, without prior approval of the Nebraska Director of Insurance (the "Nebraska Director"), Arch Re cannot pay a dividend or make a distribution that (together with other dividends or distributions paid during the preceding 12 months) exceeds the greater of (i) 10% of statutory surplus as of the preceding December 31 or (ii) statutory net income from operations from the preceding calendar year not including realized capital gains. Net income (exclusive of realized capital gains) not previously distributed or paid as dividends from the preceding two calendar years may be carried forward for dividends and distribution purposes. Any proposed dividend or distribution in excess of such amount is called an "extraordinary" dividend or distribution and may not be paid until either it has been approved, or a 30-day waiting period has passed during which it has not been disapproved, by the Nebraska Director. Notwithstanding the foregoing, Nebraska insurance laws provide that any distribution that is a dividend may be paid by Arch Re only out of earned surplus arising from its business, which is defined as unassigned funds (surplus) as reported in the statutory financial statement filed by Arch Re with the Nebraska Insurance Department for the most recent year, including any surplus arising from unrealized capital gains or revaluations of assets. Any distribution that is a dividend and that is in excess of Arch Re's unassigned funds, exclusive of any surplus arising from unrealized capital gains or revaluation of assets, will be deemed an "extraordinary" dividend subject to the foregoing requirements. Due to the distribution that was required to be made in connection with the XL Capital stock repurchase, we may not declare any other distribution for twelve months from the closing date of the stock repurchase unless such subsequent distribution is approved by the Nebraska Director.
Arch Re is in the process of applying to the Nebraska Director for permission to distribute to us all of its assets other than statutory surplus of a minimum of approximately $20 million required to maintain the insurance licenses and other authorizations it currently holds. We anticipate that this extraordinary distribution could occur during the 2000 third quarter. See "--General--Arch Re Distribution."

       Net cash flow provided by (used for) operating activities for the six months ended June 30, 2000 and the comparable prior year period was approximately ($432,000) and $25.4 million, respectively, consisting principally of premiums received, investment income (excluding net realized investment gains), offset by operating costs and expenses.

       The primary sources of liquidity are from short-term and fixed maturity investments presently owned directly by us ($24.5 million at June 30, 2000) and the invested assets to be distributed to the Company by Arch Re as an extraordinary distribution, as described above. Such invested assets may include $37.7 million of privately held securities at June 30, 2000, which are generally restricted as to resale, do not have readily ascertainable market values or are otherwise illiquid.

       Investments that are restricted or unavailable for liquidity purposes also include $20.3 million of fixed maturity investments currently held in escrow for a period of five years under the terms of the asset purchase agreement with Folksamerica and our investments in Arch Re and Cross River, each contemplated to have a minimum of approximately $20 million in statutory surplus in order to maintain the insurance licenses and other authorizations they currently hold. In addition, we have investment commitments relating to our privately held securities totaling approximately $20.3 million. See Note 5 to the accompanying consolidated financial statements.

       We do not currently have any material commitments for capital expenditures over the next 12 months. We expect that our financing and operational needs for the foreseeable future will be met by our balance of cash and short-term investments, as well as by funds generated from investment income. Our objective is to pursue business combinations and ventures with operating businesses and, accordingly, we may need to secure additional financing to carry out our business plan. We cannot assure you that we will be successful in obtaining any such financing or in the implementation of our future business strategy.

MARKET SENSITIVE INSTRUMENTS AND RISK MANAGEMENT

       In accordance with the SEC's Financial Reporting Release No. 48, we performed a sensitivity analysis to determine the effects that market risk exposures could have on the future earnings, fair values or cash flows of our financial instruments as of December 31, 1999. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our 1999 Annual Report on Form 10-K.) Market risk represents the risk of changes in the fair value of a financial instrument and is comprised of several components, including liquidity, basis and price risks. At June 30, 2000, there have been no material changes in market risk exposures that affect the quantitative and qualitative disclosures presented as of December 31, 1999.

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

       Forward-looking statements involve our current assessment of risks and uncertainties. Actual events and results may differ materially from those expressed or implied in these statements. Important factors that could cause actual events or results to differ materially from those indicated in such statements are discussed below and elsewhere in this report and include:

     o    the availability of investments on attractive terms;

     o    competition, including increased competition;

     o changes in the performance of the insurance sector of the public equity markets or market professionals' views as to such sector;

     o    general economic conditions;

     o    regulatory changes and conditions;

     o claims development and losses, including as to the frequency or severity of claims and losses and the timing of claim reports, on aviation business and certain business produced by a certain managing underwriting agency for which the Company has retained exposure under certain indemnity obligations to Folksamerica in connection with the asset sale;

     o    our future business operations and strategy; and

     o    loss of key personnel.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) A special meeting of stockholders (the "Special Meeting") of the Company was held on April 17, 2000.

(b) The Special Meeting did not involve the election of directors.

(c) At the Special Meeting, the stockholders approved the sale of the Company's reinsurance business through the transfer of the reinsurance assets and liabilities of its operating subsidiary, Arch Reinsurance Company (formerly Risk Capital Reinsurance Company), to Folksamerica Reinsurance Company, pursuant to the Asset Purchase Agreement dated as of January 10, 2000 among the Company, Arch Reinsurance Company, Folksamerica Holding Company, Inc. and Folksamerica Reinsurance Company and, effective upon the consummation of the asset sale, the amendment of the Company's certificate of incorporation to change the name of the company from "Risk Capital Holdings, Inc." to "Arch Capital Group Ltd." Following are the voting results:

                           FOR                           AGAINST                           ABSTAIN
                        ---------                       ---------                          -------
                        8,232,946                       2,033,626                           2,500

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)        EXHIBITS.

           EXHIBIT NO.                     DESCRIPTION
           -----------                     -----------
           15              Accountants' Awareness Letter and Limitation of Liability (regarding unaudited interim financial information)

           27              Financial Data Schedule

(b)        REPORTS ON FORM 8-K.

           The Company filed reports on Form 8-K during the three month period ended June 30, 2000 on May 8, 2000 and May 19, 2000 reporting the disposition of the Company's reinsurance operations to Folksamerica Reinsurance Company.

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

                                          ARCH CAPITAL GROUP LTD.
                                          --------------------------------------
                                          (REGISTRANT)

                                                /s/ Peter A. Appel
                                                --------------------------------
Date: August 14, 2000                           Peter A. Appel
                                                President And Chief Executive
                                                Officer

                                                /s/ Debra M. O'Connor
                                                --------------------------------
Date: August 14, 2000                           Debra M. O'Connor
                                                Senior Vice President,
                                                Controller & Treasurer

                                  EXHIBIT INDEX

         EXHIBIT NO.                       DESCRIPTION
         -----------                       -----------
           15              Accountants' Awareness Letter and Limitation of Liability (regarding unaudited interim financial information)

           27              Financial Data Schedule