Form 10-Q
period 2000-09-30
ARCH CAPITAL GROUP LTD
filed 2000-11-14
CIK 947484

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2000
                                       Or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period ___________________ to _____________________

Commission file number:  0-26456

                             ARCH CAPITAL GROUP LTD.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                Bermuda                              Not Applicable
    (State or other jurisdiction of
     incorporation or organization)         (I.R.S. Employer Identification No.)

           20 Horseneck Lane
         Greenwich, Connecticut                              06830
    (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:   (203) 862-4300


        ----------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock.

                 Class                      Outstanding At September 30, 2000
                 -----                      ---------------------------------
      Common Stock, $.01 par value                     12,408,017


================================================================================

                             ARCH CAPITAL GROUP LTD.


                                      INDEX

                                                                       PAGE NO.
                                                                       --------
PART I.  FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

          Review Report of Independent Accountants                           1

          Consolidated Balance Sheet
           September 30, 2000 and December 31, 1999                          2

          Consolidated Statement of Income and Comprehensive Income
           For the three and nine month periods ended September 30,
           2000 and 1999                                                     3

          Consolidated Statement of Changes in Stockholders' Equity
           For the nine month periods ended September 30, 2000 and 1999      4

          Consolidated Statement of Cash Flows
           For the nine month periods ended September 30, 2000 and 1999      5

          Notes to Consolidated Financial Statements                         6

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS                                      20

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK         29


PART II.  OTHER INFORMATION

ITEM 2 - CHANGE IN SECURITIES AND USE OF PROCEEDS                           30

ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K                                  30

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Arch Capital Group Ltd.:

We have reviewed the accompanying consolidated balance sheet of Arch Capital Group Ltd. (formerly known as Risk Capital Holdings, Inc.) and its subsidiaries as of September 30, 2000, and the related consolidated statement of income and comprehensive income for each of the three-month and nine-month periods ended September 30, 2000 and 1999 and the consolidated statements of changes in stockholders' equity and of cash flows for the nine-month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.


We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 1999, and the related consolidated statements of income and comprehensive income, changes in stockholders' equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 1, 2000, except as to Note 14, which is as of March 2, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the accompanying consolidated balance sheet information as of December 31, 1999, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.





/s/ PricewaterhouseCoopers LLP
New York, New York
October 30, 2000

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                             (UNAUDITED)
                                                                             SEPTEMBER 30,   DECEMBER 31,
                                                                                 2000           1999
                                                                             -------------  ------------
ASSETS
Investments:
Fixed maturities (amortized cost:  2000, $80,556; 1999, $270,345)            $  74,241      $ 261,067
Publicly traded equity securities (cost:  2000, $43,793; 1999, $105,747)        54,425        158,631
Privately held securities (cost:  2000, $59,805; 1999, $85,748)                 58,435         83,969
Securities held in escrow (amortized cost:  2000, $20,494)                      20,597             --
Short-term investments                                                          47,036         72,785
                                                                             ---------      ---------
Total investments                                                              254,734        576,452
                                                                             ---------      ---------

Cash                                                                            15,756          9,457
Accrued investment income                                                        2,202          4,527
Premiums receivable                                                                 --        119,320
Reinsurance recoverable                                                             --         73,122
Deferred policy acquisition costs                                                   --         23,585
Investment accounts receivable                                                      68             --
Federal income tax recoverable                                                      --          8,758
Deferred income tax asset                                                        2,547          7,834
Other insurance assets                                                              --         36,975
Other assets                                                                     1,704          4,329
                                                                             =========      =========
TOTAL ASSETS                                                                 $ 277,011      $ 864,359
                                                                             =========      =========

LIABILITIES
Claims and claims expenses                                                          --      $ 364,554
Unearned premiums                                                                   --        108,743
Reinsurance balances payable                                                        --         14,666
Investment accounts payable                                                  $     256             --
Other insurance liabilities                                                         --         24,541
Other liabilities                                                                8,329          5,341
                                                                             ---------      ---------
TOTAL LIABILITIES                                                                8,585        517,845
                                                                             ---------      ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value:
20,000,000 shares authorized (none issued)
Common stock, $.01 par value:
80,000,000 shares authorized
(issued:  2000, 17,198,432; 1999, 17,109,736)                                      172            171
Additional paid-in capital                                                     343,375        342,034
Deferred compensation under stock award plan                                      (642)          (317)
Retained earnings (deficit)                                                    (16,660)       (22,175)
Less treasury stock, at cost (2000, 4,790,415; 1999, 21,766 shares)            (59,802)          (387)
Accumulated other comprehensive income consisting of
  unrealized appreciation of investments, net of income tax                      1,983         27,188
                                                                             ---------      ---------
TOTAL STOCKHOLDERS' EQUITY                                                     268,426        346,514
                                                                             ---------      ---------
Total Liabilities & Stockholders' Equity                                     $ 277,011      $ 864,359
                                                                             =========      =========

                 See Notes to Consolidated Financial Statements

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                                         THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                            SEPTEMBER 30,                         SEPTEMBER 30,
                                                         2000           1999                  2000             1999
                                                    ------------      ------------      ------------      ------------
PREMIUMS AND OTHER REVENUES
Net premiums written                                                  $     76,749      ($    10,604)     $    232,703
(Increase) decrease in unearned premiums                                     3,714            98,134            (2,330)
                                                    ------------      ------------      ------------      ------------
Net premiums earned                                                         80,463            87,530           230,373
Net investment income                               $      3,359             5,965            12,906            15,265
Gain on sale of reinsurance operations                                                         2,191
Net investment gains                                         728             5,236            29,661            27,470
                                                    ------------      ------------      ------------      ------------
TOTAL REVENUES                                             4,087            91,664           132,288           273,108

EXPENSES
Claims and claims expenses                                                  75,058            76,263           221,228
Commissions and brokerage                                                   20,453            26,756            62,860
Other operating expenses                                   1,502             3,364             5,748            10,797
Foreign exchange (gain) loss                                                  (292)            1,159              (354)
                                                    ------------      ------------      ------------      ------------
TOTAL EXPENSES                                             1,502            98,583           109,926           294,531

INCOME (LOSS) BEFORE INCOME TAXES,
EQUITY IN NET INCOME OF INVESTEES AND
CUMULATIVE EFFECT OF ACCOUNTING CHANGE                     2,585            (6,919)           22,362           (21,423)

Federal income taxes:
Current                                                                       (786)                             (2,038)
Deferred                                                     870            (1,996)           18,030            (6,490)
                                                    ------------      ------------      ------------      ------------
Income tax expense (benefit)                                 870            (2,782)           18,030            (8,528)
                                                    ------------      ------------      ------------      ------------

INCOME (LOSS) BEFORE EQUITY IN NET
INCOME OF INVESTEES AND CUMULATIVE
EFFECT OF ACCOUNTING CHANGE                                1,715            (4,137)            4,332           (12,895)

Equity in net income of investees                            544               400             1,183               433
                                                    ------------      ------------      ------------      ------------

INCOME (LOSS) BEFORE CUMULATIVE
EFFECT OF ACCOUNTING CHANGE                                2,259            (3,737)            5,515           (12,462)

Cumulative effect of accounting change                                                                            (383)
                                                    ------------      ------------      ------------      ------------

NET INCOME (LOSS)                                          2,259            (3,737)            5,515           (12,845)
                                                    ------------      ------------      ------------      ------------

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX

Change in net unrealized appreciation
  (depreciation) of investments, net of tax               10,841            (6,757)          (25,205)          (24,420)
                                                    ------------      ------------      ------------      ------------

COMPREHENSIVE INCOME (LOSS)                         $     13,100      ($    10,494)     ($    19,690)     ($    37,265)
                                                    ============      ============      ============      ============

AVERAGE SHARES OUTSTANDING
Basic                                                 12,402,693        17,087,831        13,429,315        17,086,757
Diluted                                               12,405,101        17,087,834        13,430,612        17,086,787

PER SHARE DATA
Net Income (Loss) - Basic and diluted               $       0.18      ($      0.22)     $       0.41      ($      0.75)
Comprehensive Income (Loss) - Basic and diluted     $       1.06      ($      0.61)     ($      1.47)     ($      2.18)

                 See Notes to Consolidated Financial Statements

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                                                      (UNAUDITED)
                                                                   NINE MONTHS ENDED,
                                                                     SEPTEMBER 30,
                                                                  2000          1999
                                                              ---------      ----------
COMMON STOCK
Balance at beginning of year                                  $     171      $     171
Common stock issued                                                   1             --
                                                              ---------      ---------
Balance at end of period                                            172            171
                                                              ---------      ---------

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of year                                    342,034        341,878
Common stock issued                                               1,341            165
                                                              ---------      ---------
Balance at end of period                                        343,375        342,043
                                                              ---------      ---------

DEFERRED COMPENSATION UNDER STOCK AWARD PLAN
Balance at beginning of year                                       (317)        (1,062)
Restricted common stock issued                                   (1,122)            15
Compensation expense recognized                                     797            540
                                                              ---------      ---------
Balance at end of period                                           (642)          (507)
                                                              ---------      ---------

RETAINED EARNINGS (DEFICIT)
Balance at beginning of year                                    (22,175)        10,261
Net income (loss)                                                 5,515        (12,845)
                                                              ---------      ---------
Balance at end of period                                        (16,660)        (2,584)
                                                              ---------      ---------

TREASURY STOCK, AT COST
Balance at beginning of year                                       (387)          (284)
Purchase of treasury stock                                      (59,415)           (80)
                                                              ---------      ---------
Balance at end of period                                        (59,802)          (364)
                                                              ---------      ---------

ACCUMULATED OTHER COMPREHENSIVE INCOME CONSISTING OF
UNREALIZED APPRECIATION OF INVESTMENTS, NET OF INCOME TAX

Balance at beginning of year                                     27,188         47,038
Change in unrealized appreciation                               (25,205)       (24,420)
                                                              ---------      ---------
Balance at end of period                                          1,983         22,618
                                                              ---------      ---------

TOTAL STOCKHOLDERS' EQUITY
Balance at beginning of year                                    346,514        398,002
Issuance of common stock                                          1,342            165
Change in deferred compensation                                    (325)           555
Net income (loss)                                                 5,515        (12,845)
Purchase of treasury stock                                      (59,415)           (80)
Change in unrealized appreciation
  of investments, net of income tax                             (25,205)       (24,420)
                                                              =========      =========
Balance at end of period                                      $ 268,426      $ 361,377
                                                              =========      =========

                 See Notes to Consolidated Financial Statements

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                    (UNAUDITED)
                                                                 NINE MONTHS ENDED,
                                                                   SEPTEMBER 30,
                                                               2000            1999
                                                            ----------     ----------
OPERATING ACTIVITIES
Net income (loss)                                           $   5,515      ($ 12,845)
  Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
 Liability for claims and claims expenses                       7,069        139,216
 Unearned premiums                                             (5,226)        12,960
 Premiums receivable                                           10,733        (44,442)
 Accrued investment income                                        664         (2,339)
 Reinsurance recoverable                                      (11,093)       (27,666)
 Reinsurance balances payable                                  (5,121)         7,329
 Deferred policy acquisition costs                                344           (908)
 Net investment (gains)/losses                                (24,331)       (27,470)
 Deferred income tax asset                                      5,386         (6,463)
 Other liabilities                                              7,718          6,936
 Other items, net                                              10,402        (12,133)
                                                            ---------      ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                       2,060         32,175
                                                            ---------      ---------

INVESTING ACTIVITIES
Purchases of fixed maturity investments                       (96,915)      (293,176)
Sales of fixed maturity investments                           158,478        199,943
Purchases of equity securities                                (18,233)       (33,275)
Sales of equity securities                                     77,853         84,732
Net (purchases)/sales of short-term investments              (120,997)        10,610
Proceeds from sale of reinsurance operations                      517
Sale or disposal (purchases) of furniture and equipment             6           (349)
                                                            ---------      ---------
NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES              709        (31,515)
                                                            ---------      ---------

FINANCING ACTIVITIES
Common stock issued                                             1,222            165
Purchase of treasury stock                                      3,430            (80)
Deferred compensation on restricted stock                      (1,122)            15
                                                            ---------      ---------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES            3,530            100
                                                            ---------      ---------

Increase in cash                                                6,299            760
Cash beginning of year                                          9,457         12,037
                                                            =========      =========
Cash end of period                                          $  15,756      $  12,797
                                                            =========      =========

                 See Notes to Consolidated Financial Statements

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   ORGANIZATION

     Arch Capital Group Ltd. (the "Company"), formerly known as Risk Capital Holdings, Inc., is a holding company that was incorporated in March 1995 under the laws of the State of Delaware and commenced operations in September 1995 upon completion of an initial public offering. In September 1995, through its initial public offering, related exercise of the underwriters' over-allotment option and direct sales of 16,750,625 shares of the Company's common stock, par value $.01 per share (the "Common Stock"), at $20 per share, and the issuance of warrants, the Company was capitalized with net proceeds of approximately $335.0 million, of which $328.0 million was contributed to the statutory capital of Arch Reinsurance Company ("Arch Re"), formerly known as Risk Capital Reinsurance Company. At September 30, 2000, Arch Re had statutory capital of $237 million. In July 1998, Arch Re capitalized its wholly owned subsidiary, Cross River Insurance Company ("Cross River"), with $20 million. Cross River received its Nebraska license in October 1998, and is currently authorized to write insurance on an excess and surplus lines basis in 22 other states. On May 5, 2000, the Company sold the reinsurance operations of Arch Re to Folksamerica Reinsurance Company in the asset sale described below in Note 9. On November 8, 2000, the Company completed a reorganization in which the Company has become a wholly owned subsidiary of a newly-formed Bermuda holding company. See Note 10.

     Class A warrants to purchase an aggregate of 2,531,079 shares of Common Stock and Class B warrants to purchase an aggregate of 1,920,601 shares of Common Stock were issued in connection with the direct sales of Common Stock made concurrently with the Company's initial public offering. Class A warrants are immediately exercisable at $20 per share and expire September 19, 2002. Class B warrants are exercisable at $20 per share during the seven year period commencing September 19, 1998, provided that the Common Stock has traded at or above $30 per share for 20 out of 30 consecutive trading days. To date, the Class B warrants have not become exercisable.

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

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.   COMPREHENSIVE INCOME (CONT'D.)


                                                          (IN THOUSANDS)
                                                         NINE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                         2000         1999
                                                      ----------  -----------
Net income (loss)                                     $  5,515      ($12,845)
Other comprehensive income, net of tax:
Unrealized appreciation (depreciation) of
investments:
   Unrealized holdings gains (losses) arising
   during period                                        (5,925)       (6,564)
   Less, reclassification adjustment for net
   realized (gains) losses included in net income      (19,280)      (17,856)
                                                      --------      --------
Other comprehensive income (loss)                      (25,205)      (24,420)
                                                      ========      ========
Comprehensive income (loss)                           ($19,690)     ($37,265)
                                                      ========      ========

4.   EARNINGS PER SHARE DATA


     Earnings per share are computed in accordance with FASB Statement No. 128 "Earnings Per Share."

     Basic earnings per share exclude dilution and is computed by dividing income available to common stockholders by the weighted average number of shares of Common Stock outstanding for the periods. Diluted earnings per share reflect the potential dilution that could occur if Class A and B warrants and employee stock options were exercised or converted into Common Stock. When a loss occurs, diluted per share amounts are computed using basic average shares outstanding because including dilutive securities would decrease the loss per share and would therefore be anti-dilutive.

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.   EARNINGS PER SHARE DATA (CONT'D.)

The following table sets forth the computation of basic and diluted earnings per share:


                                                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                            THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                SEPTEMBER 30,                      SEPTEMBER 30,
                                            2000             1999             2000               1999
                                        ------------     ------------      ------------      ------------
  NET INCOME
  BASIC EARNINGS PER SHARE:
  Net income (loss)                     $      2,259     ($     3,737)     $      5,515      ($    12,845)
  Divided by:
  Weighted average shares
  outstanding for the period              12,402,693       17,087,831        13,429,315        17,086,757
  Basic earnings (loss) per share       $       0.18     ($      0.22)     $       0.41      ($      0.75)

  DILUTED EARNINGS PER SHARE:
  Net income (loss)                     $      2,259     ($     3,737)     $      5,515      ($    12,845)
  Divided by:
  Weighted average shares
  outstanding for the period              12,402,693       17,087,831        13,429,315        17,086,757
  Effect of dilutive securities:
     Warrants
     Employee stock options                    2,408               --             1,297                --
                                        ------------     ------------      ------------      ------------
  Total shares                            12,405,101       17,087,831        13,430,612        17,086,757
                                        ============     ============      ============      ============
  Diluted earnings (loss) per share     $       0.18     ($      0.22)     $       0.41      ($      0.75)


                                                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                             THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                SEPTEMBER 30,                      SEPTEMBER 30,
                                            2000             1999             2000               1999
                                        ------------     ------------      ------------      ------------
  COMPREHENSIVE INCOME
  BASIC EARNINGS PER SHARE:
  Comprehensive income (loss)           $     13,100     ($    10,494)     ($    19,690)     ($    37,265)
  Divided by:
  Weighted average shares
  outstanding for the period              12,402,693       17,087,831        13,429,315        17,086,757
  Basic earnings (loss) per
  share                                 $       1.06     ($      0.61)     ($      1.47)     ($      2.18)

  DILUTED EARNINGS PER SHARE:
  Comprehensive income (loss)           $     13,100     ($    10,494)     ($    19,690)     ($    37,265)
  Divided by:
  Weighted average shares
  outstanding for the period              12,402,693       17,087,831        13,429,315        17,086,757
  Effect of dilutive securities:
       Warrants
       Employee stock options                  2,408               --                --                --
                                        ------------     ------------      ------------      ------------
  Total shares                            12,405,101       17,087,831        13,429,315        17,086,757
                                        ============     ============      ============      ============
  Diluted earnings (loss) per
   share                                $       1.06     ($      0.61)     ($      1.47)     ($      2.18)

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



5.   INVESTMENT INFORMATION


     Realized investment gains (losses) for the three and nine month periods ended September 30, 2000 consisted of the following:


                                                          (IN THOUSANDS)
                                  THREE MONTHS ENDED                      NINE MONTHS ENDED
                                  SEPTEMBER 30, 2000                      SEPTEMBER 30, 2000
                           -----------------------------------      ------------------------------------
                                                       NET                                        NET
                            GROSS        GROSS        REALIZED       GROSS        GROSS         REALIZED
                           REALIZED     REALIZED       GAINS        REALIZED     REALIZED        GAINS
                            GAINS        LOSSES       (LOSSES)       GAINS         LOSSES       (LOSSES)
                           --------     --------      --------      --------      --------      --------

Fixed maturities           $     38     ($   332)     ($   294)     $    380      ($ 3,615)     ($ 3,235)
Publicly traded equity
securities                      358                        358        37,858        (1,966)       35,892
Privately held
securities                      914         (250)          664           914        (3,910)       (2,996)
                           --------     --------      --------      --------      --------      --------

Total                      $  1,310     ($   582)     $    728      $ 39,152      ($ 9,491)     $ 29,661
                           ========     ========      ========      ========      ========      ========

     The following table reconciles estimated fair value and carrying value to the amortized cost of fixed maturities and equity securities:


                                               (IN THOUSANDS)
                                             SEPTEMBER 30, 2000
                             ---------------------------------------------------

                              ESTIMATED
                             FAIR VALUE
                                AND         GROSS          GROSS
                              CARRYING     UNREALIZED     UNREALIZED   AMORTIZED
                               VALUE        GAINS         (LOSSES)        COST
                             -----------   --------      --------      ---------
Fixed maturities              $ 74,241     $    559      ($ 6,874)     $ 80,556
Publicly traded equity
securities                      54,425       18,828        (8,196)       43,793
Privately held securities       58,435                     (1,370)       59,805
Securities held in escrow       20,597          111            (8)       20,494
                              --------     --------      --------      --------
Total                         $207,698     $ 19,498      ($16,448)     $204,648
                              ========     ========      ========      ========

     The Company classifies all of its publicly traded fixed maturities and equity securities as "available for sale" and, accordingly, they are carried at estimated fair value. The fair value of publicly traded fixed maturities and publicly traded equity securities is estimated using quoted market prices or dealer quotes. Short-term investments, which have a maturity of one year or less at the date of acquisition, are carried at cost, which approximates fair value.

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



5.   INVESTMENT INFORMATION (CONT'D.)

     At September 30, 2000, the Company's publicly traded equity securities and privately held securities were issued by insurance and reinsurance companies or companies providing services to the insurance industry. At such date, the publicly traded equity portfolio consisted of the following:


                                                SEPTEMBER 30, 2000
                                  --------------------------------------------------
                                  ESTIMATED
                                    FAIR
                                  VALUE AND      GROSS       GROSS
                                  CARRYING     UNREALIZED   UNREALIZED
                                    VALUE        GAINS      (LOSSES)       COST
                                  -----------  ----------- ----------   -------------
COMMON STOCK:
ACE Limited                        $12,693     $ 4,551                  $ 8,142
XL Capital Ltd                      19,240      10,365                    8,875
Farm Family Holdings, Inc.             968          56                      912
IPC Holdings, Ltd.                   9,842                 ($5,026)      14,868
Limit PLC                            1,992                    (819)       2,811

Meadowbrook Insurance Group            732                  (2,351)       3,083
Renaissance Re                       3,197       1,487                    1,710
Metropolitan Life Insurance
Company                              5,761       2,369                    3,392
OTHER:
Markel Corp (62,239 Contingent
Value Rights)
                                   -------     -------     -------      -------
         Total                     $54,425     $18,828     ($8,196)     $43,793
                                   =======     =======     =======      =======

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

     Goodwill for privately held equity securities carried under the equity method of accounting was $8.1 million at September 30, 2000, compared to $8.9 million at December 31, 1999.

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

     Privately held securities consisted of the following:


                                                    (IN THOUSANDS)
                                             SEPTEMBER 30,    DECEMBER 31,
                                                  2000            1999
                                               --------       ------------
CARRIED  UNDER THE EQUITY METHOD:
The ARC Group, LLC                             $ 8,116        $ 8,687
Arx Holding Corp.                                3,050          2,654
Island Heritage Insurance Company, Ltd.          4,469          4,356
LARC Holdings, Ltd.                                            24,039
New Europe Insurance Ventures                      678            819
Sunshine State Holding Corporation               1,709          1,885
                                               -------        -------
   Sub-total                                    18,022         42,440
                                               -------        -------

CARRIED AT FAIR VALUE:
Altus Holdings, Ltd.                            16,000         19,173
American Independent Insurance Holding
Company                                          7,350          4,250
GuideStar Health Systems, Inc.                     250            500
Sorrento Holdings, Inc.                                         1,517
Stockton Holdings Limited                       10,000         10,000
Trident II, L.P.                                 6,813          6,089
                                               -------        -------
   Sub-total                                    40,413         41,529
                                               =======        =======
   Total                                       $58,435        $83,969
                                               =======        =======

     During the nine month period ended September 30, 2000, the Company received distributions from The ARC Group, LLC totaling $1,890,000.

     Sorrento Holdings, Inc. ("Sorrento") has redeemed all of the Company's preferred stock in Sorrento. During the nine month period ended September 30, 2000, the Company received $1,548,000 from Sorrento for the redemption of 1,517 shares of preferred stock of Sorrento, which redemption amount included a payment of $1,000 per share and interest income at 6%.

     At September 30, 2000, the Company had investment commitments relating to its privately held securities totaling approximately $22.4 million. The outstanding commitments at September 30, 2000 included $18.2 million committed to Trident II, L.P., an investment fund formed in 1999 dedicated to making private equity and equity related investments in the global insurance, reinsurance and related industries.

     Set forth below is certain information relating to the Company's private investment activity for the nine month period ended September 30, 2000:

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

     As of September 30, 2000, based on a comparison of the AIHC notes to bonds with similar characteristics, the Company has a $1.1 million pre-tax unrealized loss adjusting the aggregate carrying value of $8.5 million in loans made to AIHC ($3.5 million in March 2000 and $5 million in February 1999). Approximately $350,000 of such unrealized loss was recorded in the 2000 first quarter and $750,000 was recorded in 1999.

GUIDESTAR

     In the 2000 third quarter, the Company, in consultation with its investment advisor, reduced the carrying value of GuideStar by 50% to $250,000 and realized an after-tax loss of $162,500.

LARC HOLDINGS, LTD.

     As of March 2, 2000, the Company transferred to XL Capital Ltd ("XL Capital") the Company's interest in privately held LARC Holdings, Ltd. (parent of Latin American Reinsurance Company), valued at $25 million, in connection with the Company's repurchase from XL Capital of the Common Stock it previously held. See Note 8.

TRIDENT II, L.P.

     During the nine month period ended September 30, 2000, the Company funded $2.8 million of its investment commitment to Trident II, L.P. and received a return of capital of $2.1 million, a return of expenses of $42,000, and a distribution of profits of $764,000. At September 30, 2000, the Company's outstanding commitment to Trident II was $18.2 million.

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

     An analysis of the Company's effective tax rate for the nine months ended September 30, 2000 and 1999 follows:


                                                                     (IN THOUSANDS)
                                                                    NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                   2000             1999
                                                                ---------        ---------
Income taxes (benefit) computed on pre-tax income (loss)        $  7,827         ($ 7,498)
Addition (reduction) in income taxes resulting from:
   Valuation allowance                                            10,205               --
   Tax-exempt investment income                                     (304)            (520)
   Dividend received deduction                                      (240)            (777)
   Limitation on executive compensation                              405               --

   Other                                                             137              267
                                                                ========         ========
Income tax expense (benefit) on pre-tax income (loss)           $ 18,030         ($ 8,528)
                                                                ========         ========

     The Company had no current federal tax expense or benefit for the nine months ended September 30, 2000 due to its net operating losses and the full utilization of the two-year carry-back provision at December 31, 1999. The Company's current federal tax benefit for the nine months ended September 30, 1999 was based on regular taxable income.

     As a result of the Company's net operating losses in 1999 and 2000, the Company has net operating loss carryforwards totaling $31.2 million at September 30, 2000. Such net operating losses are currently available to offset future taxable income of the Company with the following expiration dates: $18.3 million expiring in 2019 and $12.9 million expiring in 2020. The Company also has an alternative minimum tax ("AMT") credit carryforward in the amount of $651,000, which can be carried forward without expiration.

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

     The net deferred income tax asset reflects temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes, net of a valuation allowance for any portion of the deferred tax asset that management believes may not be realized. Significant components of the Company's deferred income tax assets and liabilities as of September 30, 2000 and December 31, 1999 were as follows:

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.   INCOME TAXES (CONT'D.)


                                                  (IN THOUSANDS)
                                            SEPTEMBER 30,   DECEMBER 31,
                                               2000            1999
                                            -------------   ------------
Deferred income tax assets:
   Net operating loss                       $ 10,909         $  7,334
   AMT credit carryforward                       651
   Net claim reserve discount                                  15,639
   Net unearned premium reserve                                 6,573
   Loss on investees, net                      1,863                7
   Compensation liabilities                      176              372
   Other, net                                    221              165
                                            --------         --------
Total deferred tax assets                     13,820           30,090
                                            --------         --------
Deferred income tax liabilities:
   Deferred policy acquisition cost                            (8,255)
   Net unrealized appreciation of
     investments                              (1,068)         (14,001)
                                            --------         --------
Total deferred tax liabilities                (1,068)         (22,256)
                                            --------         --------
Valuation allowance                          (10,205)
                                            --------         --------
Net deferred income tax asset               $  2,547         $  7,834
                                            ========         ========


      As of September 30, 2000, the Company has a deferred income tax valuation allowance of $10.2 million that adjusts the net deferred income tax asset to its estimated realizable value of $2.5 million. Such deferred income tax asset is net of a deferred income tax liability of $1.1 million, representing a future income tax liability for the cumulative unrealized appreciation of investments of $3.1 million. Deferred income tax expense for the nine months ended September 30, 2000 included a charge for such allowance of $10.2 million. During the 2000 third quarter, the Company decreased its deferred income tax valuation allowance recorded in comprehensive income by $3.1 million to adjust for the $11.9 million increase in net unrealized appreciation of investments during such period.

     At December 31, 1999, the Company did not have a deferred income tax valuation allowance because it believed at that time that its entire deferred tax asset was realizable due to the Company's ability to generate future taxable income from its invested asset base of $576.5 million. At that time, the closing of the Folksamerica transaction was uncertain and, consequently, the tax implications of the transaction were not considered in evaluating the realizability of the deferred tax asset. During the 2000 first quarter, the Company entered into the agreement with Folksamerica to sell the Company's reinsurance operations. The asset sale generated a tax loss of $30 million (excluding unrealized loss on fixed maturities, of which $5.3 million was realized upon the related transfer of assets to Folksamerica) (See Note 9). The transfer of assets to Folksamerica at closing also resulted in a significant reduction in the Company's invested assets and its ability to generate future taxable income. In addition, the market values of the Company's invested assets depreciated significantly resulting in the 2000 first quarter change in net unrealized depreciation of $58.6 million (including $5.3 million of unrealized loss on fixed maturities which was realized upon the transfer of assets to Folksamerica). Based on these factors, the Company recorded a $12.1 million valuation allowance in the 2000 first quarter. For the 2000 first quarter, deferred income tax expense included a charge for such allowance of $6.3 million and the deferred income tax benefit of the change in net unrealized depreciation of investments was decreased by $5.8 million for such valuation allowance. For the 2000 second quarter, deferred income tax expense included a charge for such allowance of $3.9 million and the deferred income tax benefit of the change in net unrealized depreciation of investments was increased by $2.7 million for such valuation allowance.

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

     Under the terms of the agreement, $20 million has been placed in escrow for a period of five years. Such amounts represent restricted funds that appear under a separate caption entitled "Securities held in escrow" on the Company's consolidated balance sheet at September 30, 2000. These funds will be primarily used to reimburse Folksamerica to the extent that the loss reserves (which were $35.1 million at March 31, 2000) relating to business produced on behalf of Arch Re by a certain managing underwriting agency are deficient as measured at the end of such five year period. In connection with the escrow arrangement, the Company will record a loss in an amount equal to any probable deficiency in the related reserve that may become known during or at the end of the five year period. To the extent that such loss reserves are redundant, all of the escrowed funds will be released from escrow to the Company and Folksamerica will pay the Company an amount equal to such redundancy. The agreement also provided that an additional amount of up to $5 million would be placed in escrow for a period of five years to the extent that Arch Re's reserves at closing on all business other than that covered by the $20 million escrow were less by at least a specified amount than those estimated by its independent actuaries. No such supplemental escrow was required.

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

     The Company also made representations and warranties to Folksamerica about the Company and the business transferred to Folksamerica for which the Company retains exposure for certain periods. Although Folksamerica has not asserted that any amount is currently due under any of the indemnities provided by the Company under the asset purchase agreement, Folksamerica has indicated a potential indemnity claim under the agreement in the event of the occurrence of certain future events. Based on all available information, the Company denies the validity of any such potential claim.

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.   FOLKSAMERICA TRANSACTION (CONT'D.)

     The net book value gain resulting from the sale of the Company's reinsurance operations to Folksamerica is calculated as follows (in thousands):

  Consideration received, consisting of the following:
  Total liabilities transferred                                               $ 514,330
  Cash premium received                                                          16,920
                                                                              ---------
                                                                                531,250
                                                                              ---------

  Assets transferred                                                            478,687
  Amortization of deferred policy acquisition costs                              23,242
  Transaction costs                                                              21,800
                                                                              ---------
                                                                                523,729
                                                                              ---------

  Pre-tax gain                                                                    7,521
  Income tax expense (1)                                                          4,137
                                                                              ---------
  Net gain                                                                        3,384

  Realized (loss), net of income tax, for securities
    transferred at market value (2)                                              (5,330)
                                                                              ---------
  Net (loss)                                                                     (1,946)

  Change in net unrealized depreciation of investments, net of tax (2)            5,330
                                                                              ---------
Comprehensive income and net book value gain                                  $   3,384
                                                                              =========

(1) The income tax benefit of $1.5 million relating to post-closing adjustments of $4.2 million was offset by an equivalent deferred tax asset valuation allowance.

(2) The related income tax benefit of $1.9 million was offset by an equivalent deferred tax asset valuation allowance.

     Transaction costs consist of the following (in millions):

      Severance and other related costs                $   11.0
      Reinsurance costs                                     4.8
      Investment banking, legal and accounting fees         2.3
      Write-off of furniture, equipment and
        leasehold improvements                              1.7
      Write-off of lease obligation                         1.3
      Other                                                 0.7
                                                       ========
      Total                                            $   21.8
                                                       ========

     As of September 30, 2000, accrued and unpaid transaction costs amounted to approximately $6.4 million. Of such amount, $1.4 million relates to severance and other related costs expected to be paid to employees terminated as of June 30, 2000 during the next 15 months under the Company's severance arrangements; $1.1 million relates to the write-off of the Company's lease obligation expected to be paid over the remainder of the lease term expiring in October 2002; and the balance of $3.9 million is expected to be paid by early 2001.

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.   FOLKSAMERICA TRANSACTION (CONT'D.)

     The GAAP book value of the assets and liabilities transferred to Folksamerica recorded in the accompanying financial statements at closing are as follows (in millions):

Fixed maturities, short-term investments and accrued interest income        $  249.9
Premiums receivable                                                            108.6
Reinsurance recoverable                                                         73.2
Deferred policy acquisition costs                                               23.2
Deferred income tax asset                                                       13.5
Other insurance assets                                                          47.0
                                                                            --------
Total Assets                                                                $  515.4
                                                                            --------

Reserve for claims and claims expenses                                      $  371.6
Net unearned premium reserve                                                   103.4
Reinsurance premiums payable                                                     9.5
Other insurance liabilities                                                     29.8
                                                                            --------
Total Liabilities                                                           $  514.3
                                                                            --------

Net book value of assets and liabilities transferred                        $    1.1
                                                                            ========


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


10.  SUBSEQUENT EVENTS

BERMUDA REORGANIZATION

     On November 8, 2000, the Company consummated the previously announced reorganization transaction that resulted in the Company becoming a wholly owned subsidiary of a newly-formed Bermuda holding company ("Arch Capital Group-Bermuda"). Arch Capital Group-Bermuda retains the name of "Arch Capital Group Ltd." and the Company has been renamed "Arch Capital Group (U.S.) Inc." Arch Capital Group-Bermuda performs the holding company functions previously conducted by the Company, and the stockholders of the Company have become the stockholders of Arch Capital Group-Bermuda. The common shares of Arch Capital Group-Bermuda continue to trade on the Nasdaq National Market under the symbol "ACGL."

     In connection with the reorganization, and following the approval of the Nebraska Director of Insurance under Nebraska law, Arch Reinsurance Company is distributing to the Company approximately $223 million of its net assets, which distribution is being completed in the 2000 fourth quarter. Following such distribution, Arch Reinsurance Company and Cross River Insurance Company, the indirect insurance

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.  SUBSEQUENT EVENTS (CONT'D.)

subsidiaries of Arch Capital Group-Bermuda, will continue to have an aggregate surplus of approximately $24 million in order to maintain the insurance licenses and other authorizations they currently hold.

AGREEMENT TO ACQUIRE HALES & COMPANY

     On October 31, 2000, the Company entered into a definitive agreement to acquire substantially all of the assets of Hales & Company ("Hales"), a privately held merchant banking firm specializing in the insurance industry. Founded in 1973, Hales is a leading merger and acquisition advisor to middle-market insurance organizations and the manager of the general partner of Distribution Partner Investment Capital, L.P., a private equity fund with investments in insurance distribution, outsourcing and technology companies. The purchase price will consist of 300,000 common shares of Arch Capital Group-Bermuda (which shares will be subject to a two-year lock-up) and $2,000,000 in cash, representing a total purchase price of approximately $6,650,000 (based on the closing market price of the Common Stock on October 30, 2000). Substantially all of this amount will be reflected as goodwill and will be amortized over a period not to exceed 15 years. As part of the acquisition of Hales, the Company will make a commitment of $1.2 million to the fund managed by Hales.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS.

GENERAL

     THE COMPANY

     Arch Capital Group Ltd. (formerly known as Risk Capital Holdings, Inc.) is a holding company that was incorporated in March 1995 and commenced operations in September 1995 upon completion of our initial public offering. We received aggregate net proceeds from the offering of approximately $335 million, of which $328 million was contributed to the capital of our wholly owned subsidiary Arch Reinsurance Company ("Arch Re"), formerly known as Risk Capital Reinsurance Company. On November 6, 1995, Arch Re was licensed under the insurance laws of the State of Nebraska and is currently licensed or accredited as a reinsurer in 44 states. As of September 30, 2000, the statutory surplus of Arch Re was approximately $237 million. In July 1998, Arch Re capitalized its wholly owned subsidiary, Cross River Insurance Company ("Cross River"), with $20 million. Cross River received its Nebraska insurance license in October 1998, and is currently authorized to write insurance on an excess and surplus lines basis in 22 other states.

     BERMUDA REORGANIZATION

     On November 8, 2000, we consummated the previously announced reorganization transaction that resulted in the Company becoming a wholly owned subsidiary of a newly-formed Bermuda holding company ("Arch Capital Group-Bermuda"). Arch Capital Group-Bermuda retains the name of "Arch Capital Group Ltd." and the Company has been renamed "Arch Capital Group (U.S.) Inc." Arch Capital Group-Bermuda performs the holding company functions previously conducted by the Company, and the stockholders of the Company have become the stockholders of Arch Capital Group-Bermuda. The common shares of Arch Capital Group-Bermuda continue to trade on the Nasdaq National Market under the symbol "ACGL."

     In connection with our reorganization, and following the approval of the Nebraska Director of Insurance under Nebraska law, Arch Reinsurance Company is distributing to us approximately $223 million of its net assets, which distribution is being completed in the 2000 fourth quarter. Following such distribution, Arch Reinsurance Company and Cross River Insurance Company, the indirect insurance subsidiaries of Arch Capital Group-Bermuda, will continue to have an aggregate surplus of approximately $24 million in order to maintain the insurance licenses and other authorizations they currently hold. See "--Liquidity and Capital Resources."

     AGREEMENT TO ACQUIRE HALES & COMPANY

     On October 31, 2000, we entered into a definitive agreement to acquire substantially all of the assets of Hales & Company ("Hales"), a privately held merchant banking firm specializing in the insurance industry. Founded in 1973, Hales is a leading merger and acquisition advisor to middle-market insurance organizations and the manager of the general partner of Distribution Partner Investment Capital, L.P., a private equity fund with investments in insurance distribution, outsourcing and technology companies. The purchase price will consist of 300,000 of common shares of Arch Capital Group-Bermuda (which shares will be subject to a two-year lock-up) and $2,000,000 in cash, representing a total purchase price of approximately $6,650,000 (based on the closing market price of our common stock on October 30, 2000). Substantially all of this amount will be reflected as goodwill and will be amortized over a period not to exceed 15 years. As part of the acquisition of Hales, we will make a commitment of $1.2 million to the fund managed by Hales.

     FOLKSAMERICA TRANSACTION

     On May 5, 2000, we sold the reinsurance operations of Arch Re pursuant to an agreement entered into as of January 10, 2000 with Folksamerica Reinsurance Company and Folksamerica Holding Company, Inc. (collectively, "Folksamerica"). Folksamerica Reinsurance Company assumed Arch Re's liabilities under the reinsurance agreements transferred in the asset sale and Arch Re transferred to Folksamerica Reinsurance Company assets estimated in an aggregate amount equal in book value to the book value of the liabilities assumed. In consideration for the transfer of Arch Re's book of business, Folksamerica paid $20.084 million (net of a credit equal to $251,000 granted to Folksamerica for certain tax costs) in cash at the closing, subject to post-closing adjustments based on an independent actuarial report of the claim liabilities transferred and an independent audit of the net assets sold. Following the completion of such report and audit, the parties agreed upon net post-closing adjustments in the amount of approximately $3.2 million payable by us, which consisted of a $4.2 million reduction in the purchase price less $1 million in net book value of the assets and liabilities actually transferred at closing.

     Under the terms of the agreement, $20 million has been placed in escrow for a period of five years. Such amounts represent restricted funds that appear under a separate caption entitled "Securities held in escrow" on our consolidated balance sheet at September 30, 2000. These funds will be primarily used to reimburse Folksamerica to the extent that the loss reserves (which were $35.1 million at March 31, 2000) relating to business produced on behalf of Arch Re by a certain managing underwriting agency are deficient as measured at the end of such five year period. In connection with the escrow arrangement, we will record a loss in an amount equal to any probable deficiency in the related reserve that may become known during or at the end of the five year period. To the extent that such loss reserves are redundant, all of the escrowed funds will be released from escrow to us and Folksamerica will pay us an amount equal to such redundancy. The agreement also provided that an additional amount of up to $5 million would be placed in escrow for a period of five years to the extent that Arch Re's reserves at closing on all business other than that covered by the $20 million escrow were less by at least a specified amount than those estimated by its independent actuaries. No such supplemental escrow was required.

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

     We also made representations and warranties about us and the business transferred to Folksamerica for which we retain exposure for certain periods. Although Folksamerica has not asserted that any amount is currently due under any of the indemnities provided by the Company under the asset purchase agreement, Folksamerica has indicated a potential indemnity claim under the agreement in the event of the occurrence of certain future events. Based on all available information, the Company denies the validity of any such potential claim.

     The GAAP book value of the assets and liabilities transferred to Folksamerica recorded in the accompanying financial statements at closing are as follows (in millions):

Fixed maturities, short-term investments and accrued investment income        $  249.9
Premiums receivable                                                              108.6
Reinsurance recoverable                                                           73.2
Deferred policy acquisition costs                                                 23.2
Deferred income tax asset                                                         13.5
Other insurance assets                                                            47.0
                                                                              --------
Total Assets                                                                  $  515.4
                                                                              --------

Reserve for claims and claims expenses                                        $  371.6
Net unearned premium reserve                                                     103.4
Reinsurance premiums payable                                                       9.5
Other insurance liabilities                                                       29.8
                                                                              --------
Total Liabilities                                                             $  514.3
                                                                              --------

Net book value of assets and liabilities transferred                          $    1.1
                                                                              ========

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


RESULTS OF OPERATIONS

     We had consolidated comprehensive income for the three months ended September 30, 2000 of $13.1 million, which was composed of net income of $2.3 million and other comprehensive income of $10.8 million, consisting of the change in after-tax unrealized appreciation of investments. Net income for the three months ended September 30, 2000 included after-tax realized investment gains of $473,000 and equity in net income of investees of $544,000. These amounts compare with comprehensive loss for the 1999 third quarter of $10.5 million, which was composed of net loss of $3.7 million and other comprehensive loss of $6.8 million, consisting of the change in after-tax unrealized appreciation of investments. The 1999 third quarter net income included after-tax realized investment gains of $3.4 million and equity in net income of investees of $400,000.

     We had consolidated comprehensive loss for the nine months ended September 30, 2000 of $19.7 million, which was composed of net income of $5.5 million and other comprehensive loss of $25.2 million, consisting of the change in after-tax unrealized appreciation of investments. Net income for the nine months ended September 30, 2000 included after-tax realized investment gains of $19.3 million and equity in net income of investees of $1.2 million. These amounts compare with comprehensive loss for the nine months ended September 30, 1999 of $37.3 million, which was composed of net loss of $12.9 million and other comprehensive loss of $24.4 million, consisting of the change in after-tax unrealized appreciation of investments. Net loss for the nine months ended September 30, 1999 included after-tax realized investment gains of approximately $17.9 million, equity in net income of investees of $433,000 and a loss of $383,000 from the cumulative effect of an accounting change.

     Following is a table of per share data for the three and nine month periods ended September 30, 2000 and 1999 on an after-tax basis:


                                                   THREE MONTHS ENDED             NINE MONTHS ENDED
                                                      SEPTEMBER 30,                  SEPTEMBER 30,
                                                  2000            1999           2000            1999
                                             -------------  --------------  --------------  --------------
BASIC AND DILUTED EARNINGS PER SHARE:
Underwriting loss                                           ($       0.69)  ($       1.64)  ($       2.44)
Net investment income                        $        0.10           0.25            0.67            0.64
Net realized investment gains                         0.04           0.20            1.43            1.04
Equity in net income of investees                     0.04           0.02            0.09            0.03
(Loss) on sale of reinsurance operations                                            (0.14)
Cumulative effect of accounting change                                                              (0.02)
                                             -------------   ------------    ------------    ------------
Net income (loss)                                     0.18          (0.22)           0.41           (0.75)
Change in net unrealized appreciation
 (depreciation) of investments                        0.88          (0.39)          (1.88)          (1.43)
                                             -------------   ------------    ------------    ------------
Comprehensive income (loss)                  $        1.06  ($       0.61)  ($       1.47)  ($       2.18)
                                             =============   ============    ============    ============

Average shares outstanding (000's)
                   Basic                         12,403         17,088          13,429          17,087
                   Diluted                       12,405         17,088          13,431          17,087

     The sale of our reinsurance operations to Folksamerica resulted in a net book value gain of approximately $3.4 million, or $0.27 per share, based on 12,400,117 shares outstanding, which amount includes the post-closing adjustments described above (See "--General--Folksamerica Transaction"). The net book value gain on the sale of our reinsurance operations is calculated as follows (in millions):

Gain on sale                                                          $  7.5
Tax expense (1)                                                          4.1
                                                                      ------
Net gain                                                                 3.4

Realized (loss) on securities transferred at market value (2)           (5.3)
                                                                      ------
Net (loss)                                                              (1.9)
Change in after-tax unrealized depreciation of investments (2)           5.3
                                                                      ------
Comprehensive income and net book value gain                          $  3.4
                                                                      ======

(1) The related income tax expense includes a charge of $1.5 million resulting from our deferred tax asset valuation allowance.

(2) The related income tax benefit of $1.9 million was offset by an equivalent deferred tax asset valuation allowance.

     See Note 9 to the accompanying consolidated financial statements.

     At September 30, 2000, consolidated stockholders' equity totaled $268.4 million, compared with $346.5 million at December 31, 1999. On a diluted basis, book value per share was $21.63 based on 12,411,644 shares outstanding at September 30, 2000, which included dilutive options outstanding, compared with $20.28 based on 17,087,970 shares outstanding at December 31, 1999. At September 30, 2000, book value and per share amounts reflect the repurchase from XL Capital Ltd of all of the 4,755,000 shares of our common stock held by it for a total of $59.2 million, or $12.45 per share. (See Note 8 to the accompanying consolidated financial statements).

     NET PREMIUMS WRITTEN

     With respect to our reinsurance operations, which were sold to Folksamerica on May 5, 2000, net premiums written for the nine month period ended September 30, 2000 and for the three and nine month periods ended September 30, 1999 were as follows (in thousands):


                                   THREE MONTHS
                                       ENDED             NINE MONTHS ENDED
                                   SEPTEMBER 30,            SEPTEMBER 30,
                                       1999             2000             1999
                                   -------------      --------         ---------
CORE BUSINESS
  Property                            $ 19,633        $ 15,809         $ 58,978
  Casualty                              16,539          19,743           54,561
  Multi-line                            14,043          12,808           51,844
  Other                                  5,917           4,224            6,686
                                      --------        --------         --------
  Sub-total Core Business               56,132          52,584          172,069
                                      --------        --------         --------
SPECIALTY BUSINESS
  Accident & Health                     12,633          26,862           33,385
  Aviation & Space                       1,781          (1,895)          10,146
  Marine                                 5,439           3,739           12,111
  Surety & Fidelity                        764           1,013            4,992
                                      --------        --------         --------
  Sub-total Specialty Business          20,617          29,719           60,634
                                      --------        --------         --------
   Unearned premium portfolio
      transfer and assumption                          (92,907)
                                      --------        --------         --------
  Total                               $ 76,749        ($10,604)        $232,703
                                      ========        ========         ========

     Premiums written for the nine month period ended September 30, 2000 include business recorded through May 5, 2000, the closing date of the sale of our reinsurance operations to Folksamerica and, consequently, the comparisons with prior periods are not meaningful. The decline in net premiums written for the business recorded through May 5, 2000 was due to several factors which included
(i) the previously announced asset sale; (ii) discontinuing aviation and space business in 1999; and (iii) non-renewals in other classes of business, due to
(a) our adherence to underwriting standards in competitive market conditions and
(b) the effect on cedents of our poor underwriting performance, coupled with a decline in Arch Re's A.M. Best rating from A to A- during 1999. Such decline was partially offset by increased in-force premiums in Accident & Health business.

     Set forth below are our statutory combined ratios for the nine month periods ended September 30, 2000 (prior to recording the transfer and assumption of reinsurance liabilities to Folksamerica on May 5, 2000) and 1999:


                                                NINE MONTHS ENDED
                                                  SEPTEMBER 30,
                                                 2000      1999
                                               --------   -------
                 Claims and claims expenses     87.1%     96.0%
                 Commissions and brokerage      32.1       27.4
                 Other operating expenses        4.6        4.5
                                               ======     =====
                 Statutory combined ratio      123.8%     127.9%
                                               ======     =====

     The statutory combined ratio for the first nine months of 2000 (which included results through May 5, 2000, the closing date of the sale of our reinsurance operations) was adversely affected by poor underwriting results in our aviation and property lines of business.


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


     NET INVESTMENT INCOME


     Invested assets, including accrued investment income, net of investment accounts receivable and payable, consisted of the following at September 30, 2000 compared to December 31, 1999 (in millions):


                                                SEPTEMBER 30,     DECEMBER 31,
                                                     2000             1999
                                                ---------------  ----------------
Fixed maturities
  Taxable - Investment grade                             $   39.5      $  171.2
          - Non-investment grade                             34.7          37.6
  Tax Exempt - Investment grade                                            52.3
  Tax Exempt - Escrowed funds                                20.6
                                                         --------      --------
                                                             94.8         261.1
Publicly traded equity securities                            54.4         158.8
Privately held securities                                    58.4          83.9
Cash, short-term investments and accrued interest            65.0          86.7
                                                         --------      --------
Total                                                    $  272.6      $  590.5
                                                         ========      ========

     Approximately 63% of the fixed maturity and short-term investments were rated investment grade by Moody's and Standard & Poor's and had an average quality rating of AA and average duration of 2.8 years.

     During the 2000 first quarter, we liquidated a substantial portion of the public equity portfolio and reduced our investment in tax-exempt securities for tax planning purposes. All funds were reinvested in short-term securities in anticipation of the delivery of a substantial portion of the investment portfolio to Folksamerica. On May 5, 2000, we transferred to Folksamerica $249.9 million of fixed maturities, short-term investments and accrued investment income in connection with the sale of our reinsurance operations. All fixed maturity and short-term investments transferred on May 5, 2000 to Folksamerica and the securities placed in the escrow account in connection with the asset sale are rated investment grade.

     At September 30, 2000, our private equity portfolio consisted of 10 investments, having an aggregate carrying value of $58.4 million, with additional investment portfolio commitments in the aggregate amount of approximately $22.4 million.

     See Note 5 under the caption "Investment Information" of the accompanying notes to our consolidated financial statements for the nine months ended September 30, 2000 for certain information regarding our publicly traded and privately held securities and their carrying values.

     After-tax net investment income for the 2000 third quarter was $2.3 million, compared with $4.2 million for the 1999 third quarter. For the first nine months of 2000, after-tax net investment income was $8.9 million, compared with $11.0 million for the comparable prior year period. Pre-tax and net of tax yields were approximately 4.0% and 2.8%, respectively, for the first nine months of 2000, compared to 3.7% and 2.8%, respectively, for the same prior year period. Our yields have moderately increased as proceeds from the sales of public equity securities have been allocated into fixed maturity and short-term investments over the last several quarterly periods.

     Our sources of net realized investment gain (losses) for the three and nine month periods ended September 30, 2000 were as follows (in thousands):


                                        THREE MONTHS      NINE MONTHS
                                           ENDED             ENDED
                                              SEPTEMBER 30, 2000
                                        -----------------------------
Fixed maturities                         ($   294)        ($ 3,235)
Publicly traded equity securities             358           35,892
Privately held securities                     664           (2,996)
                                         --------         --------
Sub-total                                     728           29,661
Fixed maturities transferred to
Folksamerica                                   --           (5,330)
                                         --------         --------
Total                                    $    728         $ 24,331
                                         ========         ========

    During the nine months ended September 30, 2000, we disposed of, or reduced our position in, several publicly traded equity security investments, including our investment in Annuity and Life Re (Holdings), Ltd. for a net gain of $17.3 million. The realized loss on privately held securities includes a write-down of $3.2 million in the carrying value of our investment in Altus Holdings, Ltd., a write-down of $250,000 in the carrying value of our investment in GuideStar, and a net loss of $487,000 resulting from the disposition of our investment in LARC Holdings, Ltd. The realized loss was partially offset by a profit distribution of $764,000 from Trident II. (See Note 5 to the accompanying consolidated financial statements.)

     The change in after-tax net unrealized appreciation of investments of $25.2 million for the first nine months ended September 30, 2000 reflects the following (in millions):


                                                     SEPTEMBER 30,  DECEMBER 31,
                                                         2000          1999       CHANGE
                                                     -------------  ------------  -------
Pre-tax unrealized appreciation (depreciation)          $  3.1      $  41.8      ($ 38.7)
Deferred income tax (benefit) expense                      1.1         14.6        (13.5)
                                                        ------      -------      -------
After-tax unrealized appreciation (depreciation)        $  2.0      $  27.2      ($ 25.2)
                                                        ======      =======      =======

     During the 2000 fourth quarter, we expect to sell a portion of our investment portfolio that had unrealized depreciation at September 30, 2000 to enable us to capture tax benefits associated with the realization of losses that would otherwise be permanently disallowed upon distribution of the securities in the reorganization, although there can be no assurances that we will be able to complete such sales.

     INCOME TAXES

     As of September 30, 2000, we have established a deferred income tax asset valuation allowance of $10.2 million that adjusts our deferred income tax asset to its estimated realizable value of approximately $2.5 million. Such deferred income tax asset is net of a deferred income tax liability of $1.1 million, representing a future income tax liability for the cumulative unrealized appreciation of investments of $3.1 million. Deferred income tax expense for the nine months ended September 30, 2000 included a charge for such allowance of $10.2 million. (See Note 6 to the accompanying consolidated financial statements.)

LIQUIDITY AND CAPITAL RESOURCES

     Prior to our redomestication to Bermuda on November 8, 2000 (see "-General--Bermuda Reorganization" and Note 10 to the accompanying consolidated financial statements), we did not have any significant assets other than our ownership of the capital stock of Arch Re. Accordingly, we relied on the cash dividends and distributions from Arch Re to make payments, including for any operating expenses. Arch Re's ability to pay dividends or make distributions to us is dependent upon its ability to meet the applicable regulatory standards of the State of Nebraska, which require, among other things, that Arch Re obtain the prior approval of the Nebraska Director of Insurance before paying dividends or making distributions in certain circumstances.

     In connection with our reorganization, and following the approval of the Nebraska Director under the applicable regulatory standards, Arch Re is distributing to us approximately $223 million of its net assets, which distribution is being completed during the 2000 fourth quarter. After reflecting this distribution, and assuming September 30, 2000 values, our primary sources of liquidity include $126.9 million in liquid short-term and fixed maturity investments and $41.9 million in publicly traded equity securities. Our invested assets also include $57.5 million in privately held securities, which are generally restricted as to resale, do not have readily ascertainable market values or are otherwise illiquid. Arch Re and Cross River Insurance Company, our insurance subsidiaries which are subject to the above regulatory standards of the State of Nebraska, will continue to have an aggregate surplus of approximately $24 million in order to maintain the insurance licenses and other authorizations they currently hold. Investments that are restricted or unavailable for liquidity purposes also include $20.6 million of fixed maturity investments currently held in escrow for a period of five years under the terms of the asset purchase agreement with Folksamerica. In addition, we have investment commitments relating to our privately held securities totaling approximately $22.4 million. See Notes 5 and 9 to the accompanying consolidated financial statements.

     Net cash flow provided by operating activities for the nine months ended September 30, 2000 and the comparable prior year period was approximately $2.1 million and $32.2 million, respectively, consisting principally of premiums received, investment income (excluding net realized investment gains), offset by operating costs and expenses.

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

MARKET SENSITIVE INSTRUMENTS AND RISK MANAGEMENT

     In accordance with the SEC's Financial Reporting Release No. 48, we performed a sensitivity analysis to determine the effects that market risk exposures could have on the future earnings, fair values or cash flows of our financial instruments as of December 31, 1999. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our 1999 Annual Report on Form 10-K.) Market risk represents the risk of changes in the fair value of a financial instrument and is comprised of several components, including liquidity, basis and price risks. At September 30, 2000, there have been no material changes in market risk exposures that affect the quantitative and qualitative disclosures presented as of December 31, 1999.

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

     o the availability of acquisition candidates and other investments on attractive terms;

     o      competition, including increased competition;

     o changes in the performance of the insurance sector of the public equity markets or market professionals' views as to such sector;

     o      general economic conditions;

     o      regulatory changes and conditions;

     o claims development and losses, including as to the frequency or severity of claims and losses and the timing of claim reports, on aviation business and business produced by a certain managing underwriting agency for which the Company has retained exposure under certain indemnity obligations to Folksamerica Holding Company, Inc. and Folksamerica Reinsurance Company in connection with the sale of the Company's reinsurance business to Folksamerica;

     o      our future business operations and strategy; and

     o      loss of key personnel.

     In addition to risks and uncertainties related to the Company's business, the proposed acquisition of Hales is subject to various risks and uncertainties including, but not limited to, the risks the conditions to closing will not be satisfied as well as risks relating to the successful integration of Hales' business.

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

PART II. OTHER INFORMATION

ITEM 2.  CHANGE IN SECURITIES AND USE OF PROCEEDS

         Upon consummation of the reorganization discussed in Note 10 of our consolidated financial statements, the holders of common stock of the Company became holders of common shares of Arch Capital Group-Bermuda. There are significant differences in the rights of holders of common shares of Arch Capital Group-Bermuda as compared to the rights of holders of common stock of the Company, because of differences in Bermuda law and Delaware law and in the constituent documents of the two companies. These differences are described in our proxy statements for the annual meeting of stockholders held on November 6, 2000 under the captions "Description of Authorized Shares of Arch Capital Group-Bermuda" and "Comparison of Rights of Shareholders."

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS.

         EXHIBIT NO.                  DESCRIPTION
         -----------  ---------------------------------------------------

         10.1.1       Restricted Share Agreement--Peter A. Appel (dated April
                      24, 2000)

         10.1.2       Restricted Share Agreements--Robert Clements (dated May 5,
                      2000)

         10.2.1       Stock Option Agreement--Peter A. Appel (dated April 24,
                      2000)

         10.2.2 Stock Option Agreements--Debra M. O'Connor and Louis T. Petrillo (dated May 5, 2000)

         10.2.3 Amendment to Stock Option Agreements--Robert Clements (March 22, 2000)

         15 Accountants' Awareness Letter and Limitation of Liability (regarding unaudited interim financial information)

         27           Financial Data Schedule


(b)      REPORTS ON FORM 8-K.

         The Company filed a report on Form 8-K during the three month period ended September 30, 2000 on September 8, 2000 providing information on the sale of the Company's reinsurance operations to Folksamerica Reinsurance Company. In addition, the Company filed a report on Form 8-K on November 8, 2000 to report the consummation of its redomestication to Bermuda.

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


                                            ARCH CAPITAL GROUP LTD.
                                            ------------------------------------
                                            (REGISTRANT)






                                            /s/ Peter A. Appel
                                            ------------------------------------
                                            Peter A. Appel
Date: November 13, 2000                     President & Chief Executive Officer






                                            /s/ Debra M. O'Connor
                                            ------------------------------------
Date: November 13, 2000                     Debra M. O'Connor
                                            Senior Vice President, Controller &
                                            Treasurer

                                  EXHIBIT INDEX

         EXHIBIT NO.                  DESCRIPTION
         -----------  ---------------------------------------------------

         10.1.1       Restricted Share Agreement--Peter A. Appel (dated April
                      24, 2000)

         10.1.2       Restricted Share Agreements--Robert Clements (dated May 5,
                      2000)

         10.2.1       Stock Option Agreement--Peter A. Appel (dated April 24,
                      2000)

         10.2.2 Stock Option Agreements--Debra M. O'Connor and Louis T. Petrillo (dated May 5, 2000)

         10.2.3 Amendment to Stock Option Agreements--Robert Clements (March 22, 2000)

         15 Accountants' Awareness Letter and Limitation of Liability (regarding unaudited interim financial information)

         27           Financial Data Schedule