Form 10-K405
period 2000-12-31
ARCH CAPITAL GROUP LTD
filed 2001-04-02
CIK 947484

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
           For the Fiscal Year Ended December 31, 2000

                                       OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
           For the transition period from __________ to __________

                           Commission File No. 0-26456

                             ARCH CAPITAL GROUP LTD.
             (Exact name of Registrant as specified in its charter)

                    BERMUDA                             NOT APPLICABLE
                    -------                             --------------
       (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)                 Identification No.)

               20 HORSENECK LANE
            GREENWICH, CONNECTICUT                          06830
            ----------------------                       ----------
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

                    COMMON SHARES, PAR VALUE $0.01 PER SHARE

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      The aggregate market value of the common shares held by non-affiliates of the Registrant as of March 28, 2001 was approximately $172,400,827 based on the closing price on the Nasdaq National Market on that date.

      As of March 28, 2001, there were 12,826,860 of the Registrant's common shares outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Part III incorporates by reference our definitive proxy statement for the 2001 annual meeting of shareholders to be filed with the Securities and Exchange Commission before April 30, 2001.

================================================================================

                             ARCH CAPITAL GROUP LTD.

                                TABLE OF CONTENTS

ITEM                                                                      PAGE
                                     PART I

1.    Business..........................................................   1
2.    Properties........................................................  19
3.    Legal Proceedings.................................................  19
4.    Submission of Matters to a Vote of Security Holders...............  20

                                     PART II

5.    Market for Registrant's Common Equity and Related
           Shareholder Matters..........................................  20
6.    Selected Financial Data...........................................  22
7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................  23
7A.   Quantitative and Qualitative Disclosures About Market Risk........  36
8.    Financial Statements and Supplementary Data.......................  36
9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....................................  36

                                    PART III

10.   Directors and Executive Officers of the Registrant................  36
11.   Executive Compensation............................................  36
12.   Security Ownership of Certain Beneficial Owners and Management....  36
13.   Certain Relationships and Related Transactions....................  36

                                     PART IV

14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K...  36


                                      (i)

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

   The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. This Form 10-K, our Annual Report to Shareholders, any proxy statement, any Form 10-Q or any Form 8-K of the company or any other written or oral statements made by or on behalf of the company may include forward-looking statements which reflect our current views with respect to future events and financial performance. All statements other than statements of historical fact included in or incorporated by reference in this report are forward-looking statements. Forward-looking statements can generally be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe" or "continue" or their negative or variations or similar terminology.

   Forward-looking statements involve our current assessment of risks and uncertainties. Actual events and results may differ materially from those expressed or implied in these statements. Important factors relating to our existing business that could cause actual events or results to differ materially from those indicated in such statements are discussed below and elsewhere in this report, including without limitation, the section entitled "Risk Factors," and include:

      o the availability of acquisition candidates and other investments on attractive terms;

      o competition for acquisition opportunities and in the businesses of the operating companies we have acquired or may acquire or form;

      o changes in the performance of the insurance sector of the public equity markets or market professionals' views as to such sector;

      o     general economic conditions;

      o     regulatory changes and conditions;

      o losses relating to aviation business and business produced by a certain managing underwriting agency for which the company may be liable to the purchaser of its reinsurance business or to others;

      o     the company's future business operations and strategy;

      o the integration of businesses we have acquired or may acquire into our existing operations;

      o     rating agency policies and practices;

      o greater than expected loss ratios on insurance written by our insurance subsidiaries and adverse development of claim and/or claim expense liabilities related to business written by our insurance subsidiaries in prior years; and

      o     loss of key personnel.

   In addition to risks and uncertainties related to our existing business, our proposed acquisition of Altus Holdings, Ltd. is subject to various risks and uncertainties including, but not limited to, the risks that the conditions to closing will not be satisfied as well as risks relating to the successful integration of Altus' business.

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


                                      (ii)

                                     PART I

ITEM 1.     BUSINESS

   IN THIS DOCUMENT, "WE," "US," "OUR" AND THE "COMPANY" REFER TO ARCH CAPITAL GROUP LTD. OR ITS PREDECESSOR, ARCH CAPITAL GROUP (U.S.) INC., AND/OR THEIR SUBSIDIARIES, AS THE CONTEXT REQUIRES. WE REFER YOU TO THE SECTION BELOW ENTITLED "RISK FACTORS" FOR A DISCUSSION OF CERTAIN RISKS RELATING TO OUR BUSINESS.


                                     GENERAL


   STRATEGY

   Arch Capital Group Ltd. ("ACGL") is a Bermuda-based, diversified financial services holding company, with an emphasis on the insurance sector. We own and intend to acquire operating businesses that will enable us to generate both fee-based revenue (E.G., commissions and advisory and management fees) and risk-based revenue (I.E., insurance premium). We will participate in the insurance sector through our ownership interest in various insurance-related entities such as intermediaries, underwriting agencies, service providers and insurance companies, each of which will capture a portion of insurance premium at different points in the insurance chain. As part of our strategy of diversification and of growing our sources of fee-based revenues, we may also acquire ownership interests in financial services entities outside the insurance sector.

   In connection with the development of the risk bearing portion of our business, we intend to capitalize a Bermuda-based reinsurance company, which will underwrite business produced by intermediaries, underwriting agencies and insurance companies owned by or affiliated with us, as well as business produced by third parties. The Bermuda location provides us with a favorable business environment for engaging in some of our risk-based activities. We believe that our ownership interests in a Bermuda-based reinsurance company and other risk-bearing entities, as well as in insurance intermediaries, underwriting agencies and other fee-based businesses, will enable us to maximize risk-based revenues during periods in the underwriting cycle when it is favorable to assume more underwriting risk, and to increase our focus on fee-based revenues and assume less underwriting risk when the underwriting cycle presents less favorable conditions.

   Since the sale of our reinsurance business on May 5, 2000 to Folksamerica Reinsurance Company, we made two acquisitions and have announced a third acquisition in furtherance of our strategy. On December 4, 2000, we acquired Hales & Company, a merchant banking firm specializing in the insurance industry. In addition to providing us with a growing franchise in the insurance services sector, the employees of Hales assist us in finding acquisition candidates, evaluating them, conducting due diligence and monitoring acquired businesses.

   On February 28, 2001, we acquired one of our investee companies, American Independent Insurance Company. American Independent underwrites private passenger automobile liability and physical damage insurance primarily in the Commonwealth of Pennsylvania. On an ongoing basis we will determine the amount of the insurance premium underwritten by American Independent that will be retained by us and the amount of commission income we will capture through the purchase of reinsurance.

   On March 23, 2001, we announced our agreement to acquire Altus Holdings, Ltd., which provides insurance and alternative risk transfer services through rent-a-captive and other facilities. The Altus group includes First American Insurance Company, an admitted insurer in 49 states with an A.M. Best rating of "A-." Upon completion of the acquisition of Altus, we believe we will be in a position to provide a range of services within and to the insurance sector. Through our merchant bank, Hales, we can provide advisory services to insurance entities seeking a buyer, acquisition candidate or capital, whether from third parties or from Distribution Partners Investment Capital, L.P., a private equity fund investing in insurance distribution entities which is affiliated with the company and Hales. If any such entity controls a sufficient amount of attractive premium or is consistently profitable, it could be a candidate for acquisition by us or to receive financing from us. Through Altus and First American, we can assist a producer, manager or distributor of insurance premium seeking to participate in the underwriting results of its business or requiring a policy issuing carrier. Altus can also provide services to businesses that are seeking to insure a portion of their corporate risk exposures with a captive insurance company.

   HISTORY

   ACGL is a Bermuda company formed in September 2000. In November 2000, ACGL became the sole shareholder of Arch Capital Group (U.S.) Inc. ("Arch-U.S.") pursuant to the internal reorganization transaction described below. Arch-U.S. is a Delaware company formed in March 1995 under the original name of "Risk Capital Holdings." Arch-U.S. commenced operations in September 1995 following the completion of its initial public offering. Prior to May 5, 2000, Arch-U.S. provided reinsurance and other forms of capital for insurance companies through its wholly owned subsidiary, Arch Reinsurance Company ("Arch Re"), a Nebraska corporation formed in 1995 under the original name of "Risk Capital Reinsurance Company." On May 5, 2000, Arch-U.S. sold the reinsurance operations of Arch Re to Folksamerica Reinsurance Company in the asset sale described below. Following the asset sale, we have made two acquisitions and have announced a third acquisition in furtherance of our strategy.


   REORGANIZATION

   On November 8, 2000, following the approval of Arch-U.S.'s shareholders, Arch-U.S. completed an internal reorganization that resulted in Arch-U.S. becoming a wholly owned subsidiary of ACGL. The establishment of a Bermuda holding company for Arch-U.S. should allow us to benefit from a favorable business environment. ACGL performs the holding company functions previously conducted by Arch-U.S., and the shareholders of Arch-U.S. have become the shareholders of ACGL. Prior to the reorganization, ACGL had no significant assets or capitalization and had not engaged in any business or prior activities other than in connection with the reorganization. Arch-U.S. remains the holding company for certain of our U.S. subsidiaries.

   COMPANY INFORMATION

   At December 31, 2000, our consolidated shareholders' equity was $275.3 million. Our common shares are traded on the Nasdaq National Market under the symbol "ACGL." Our principal offices are located at Clarendon House, 2 Church Street, Hamilton HM 11 Bermuda (phone number: (441) 295-1422), and our executive offices are located at 20 Horseneck Lane, Greenwich, Connecticut 06830 (phone number: (203) 862-4300).

                          SIGNIFICANT 2000 DEVELOPMENTS

   XL SHARE REPURCHASE

   On March 2, 2000, we repurchased from XL Capital, then our single largest shareholder, all of the 4,755,000 common shares held by it for a purchase price of $12.45 per share, or a total of $59.2 million. The per share repurchase price was determined as the lesser of (1) 85% of the average closing market price for the common shares during the 20 trading days beginning January 21, 2000, which was $12.45, and (2) $15. We paid XL the consideration for the repurchase with certain of our privately held investments. XL paid us in cash the $3.6 million difference between the repurchase price and the value of such investments. See note 13 of the notes accompanying our consolidated financial statements.


   SALE OF REINSURANCE OPERATIONS

   On May 5, 2000, we sold the reinsurance operations of Arch Re pursuant to an agreement entered into as of January 10, 2000 with Folksamerica Reinsurance Company and Folksamerica Holding Company. The sale was precipitated by, among other things, losses on Arch Re's reinsurance business and increasing competition, which had been adversely affecting Arch Re's results of operations and financial condition. Folksamerica Reinsurance Company assumed Arch Re's liabilities under the reinsurance agreements transferred in the asset sale and Arch Re transferred to Folksamerica Reinsurance Company assets estimated in an aggregate amount equal in book value to the book value of the liabilities assumed. In consideration for the transfer of Arch Re's book of business, Folksamerica paid $20.084 million (net of a credit equal to $251,000 granted to Folksamerica for certain tax costs) in cash at the closing, subject to post-closing adjustments based on an independent actuarial report of the claim liabilities transferred and an independent audit of the net assets sold. Following the completion of such report and audit, the parties agreed upon net post-closing adjustments in the amount of approximately $3.2 million payable by us, which consisted of a $4.2 million reduction in the purchase price less $1 million in net book value of the assets and liabilities actually transferred at closing.

   Under the terms of the agreement, we placed $20 million of the purchase price in escrow for a period of five years. Such amounts represent restricted funds that appear under a separate caption entitled "Securities held in escrow" on our consolidated balance sheet at December 31, 2000. These funds will be used to reimburse Folksamerica if the loss reserves (which were $32.3 million at the closing of the asset sale) transferred to it in the asset sale relating to business produced on behalf of Arch Re by a certain managing underwriting agency are deficient as measured at the end of such five-year period or to satisfy certain indemnity claims Folksamerica may have during such period. In connection with the escrow arrangement, we will record a loss in an amount equal to any probable deficiency in the related reserve that may become known during or at the end of the five-year period. If such loss reserves are redundant, all of the escrowed funds will be released from escrow to us and Folksamerica will pay us an amount equal to such redundancy. The agreement also provided that an additional amount of up to $5 million would be placed in escrow for a period of five years to the extent that Arch Re's reserves at closing on all business other than that covered by the $20 million escrow were less by at least a specified amount than those estimated by its independent actuaries. No such supplemental escrow was required.

   As required under the agreement, Folksamerica reported to us that adverse development had occurred in the loss reserves subject to the Folksamerica escrow agreement for the period from May 5, 2000 to December 31, 2000. Based on such information and an independent actuarial analysis, we recorded in the 2000 fourth quarter a loss contingency of $15 million, on a pre-tax basis, to recognize a probable deficiency in such reserves. The actuarial analysis was based on estimates of claims and claims expenses incurred as of December 31, 2000 and, therefore, the amount ultimately paid may be more or less than such estimate.

   Under the terms of the agreement, we also purchased reinsurance protection covering our aviation business to reduce the net financial loss to Folksamerica on any large commercial airline catastrophe to $5.4 million, net of reinstatement premiums. Although we believe that any such net financial loss will not exceed $5.4 million, we have agreed to reimburse Folksamerica for a net financial loss it may incur that is in excess of $5.4 million for aviation losses under certain circumstances prior to May 5, 2003.

   We also made representations and warranties to Folksamerica about us and the business transferred to Folksamerica for which we retain exposure for certain periods. Although Folksamerica has not asserted that any amount is currently due under any of the indemnities provided by us under the asset purchase agreement, Folksamerica has indicated a potential indemnity claim under the agreement in the event of the occurrence of certain future events. Based on all available information, we deny the validity of any such potential claim.

   The net book value gain resulting from the sale of our reinsurance operations to Folksamerica is calculated as follows (in thousands):

      Consideration received, consisting of the following:
      Total liabilities transferred                                 $514,330
      Cash premium received                                           16,920
                                                                   ------------
                                                                     531,250

      Assets transferred                                             478,687
      Amortization of deferred policy acquisition costs               23,242
      Transaction costs                                               21,800
                                                                   ------------
                                                                     523,729
                                                                   ------------

      Pre-tax gain on sale of reinsurance operations                   7,521
      Realized (loss) for securities transferred at market value      (5,330)
                                                                   ------------
      Net pre-tax gain                                                 2,191
      Income tax expense (1)                                           4,137
                                                                   ------------
      Net (loss)                                                      (1,946)
      Change in net unrealized appreciation of investments, net
      of tax                                                           5,330
                                                                   ------------

      Comprehensive income and net book value gain                   $ 3,384
                                                                   ============

(1) The income tax benefit of $1.5 million relating to post-closing adjustments of $4.2 million was offset by an equivalent deferred tax asset valuation allowance. The income tax benefit of $1.9 million relating to the realized loss for securities transferred at market value was offset by an equivalent deferred tax asset valuation allowance.

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

   See note 2 of the notes accompanying our consolidated financial statements.

                                  ACQUISITIONS

   Since the asset sale, we have sought to identify and evaluate potential acquisition candidates in furtherance of our strategy of building a diversified financial services holding company (see "General--Strategy"). We utilize our large network of contacts in the insurance and financial services industries to search for transaction opportunities. These contacts include present and former business partners, traditional financing sources (including investment banking firms, venture capital firms and other banking and financing sources), and insurance and reinsurance intermediaries. Since the asset sale, we have completed our acquisitions of Hales and American Independent and have entered into a definitive agreement to acquire Altus, as described below. In addition to providing us with a growing franchise in the insurance services sector, the employees of Hales assist us in finding acquisition candidates, evaluating them, conducting due diligence and monitoring acquired businesses.


   HALES & COMPANY

   On December 4, 2000, we acquired substantially all of the assets of Hales Capital Advisors, LLC, a privately held merchant banking firm specializing in the insurance industry. Founded in 1973, Hales is a merger and acquisition advisor to middle-market insurance organizations and the manager of the general partner of Distribution Partners Investment Capital, L.P., a private equity fund with $51 million of committed capital. Distribution Partners focuses on equity investments in insurance distribution and distribution-related service companies.

   The purchase price for the Hales assets consisted of 300,000 of our common shares (which shares are subject to a two-year lock-up) and $1.9 million in cash, representing a total purchase price of approximately $6.4 million (based on the closing market price of our common shares on December 4, 2000). Substantially all of this amount is reflected as goodwill and is being amortized over a period not to exceed 15 years. As part of the acquisition, we made a commitment of $1.2 million to the general partner of Distribution Partners.

   The Hales business is conducted through our newly-formed subsidiary, Hales & Company Inc. Hales provides merger and acquisition advisory, valuation and capital raising services to its clients. Hales' clients include insurance distributors, insurance companies, banks and other financial institutions with interests in insurance distribution.

   AMERICAN INDEPENDENT INSURANCE HOLDING COMPANY

   On February 28, 2001, we completed a reorganization transaction pursuant to which we acquired all of the common stock of American Independent Insurance Holding Company ("AIHC"), one of our investee companies. See note 4 and note 15 of the notes accompanying our consolidated financial statements. AIHC, through its wholly owned subsidiary, American Independent Insurance Company, underwrites private passenger automobile liability and physical damage insurance primarily in Pennsylvania.

   We purchased a portion of the outstanding shares of AIHC for $1.25 million. The remaining outstanding shares of AIHC were redeemed by AIHC in exchange for the right to receive a portion of the proceeds resulting from the final adjudication or settlement of certain lawsuits that AIHC, as plaintiff, has previously filed against certain defendants. A third party also forgave the obligations owing to it under certain notes previously issued by AIHC in the aggregate principal amount of $4 million and returned certain warrants to purchase shares of AIHC in exchange for the right to receive a portion of the proceeds resulting from the final adjudication or settlement of such lawsuits. Immediately after our purchase of AIHC, we contributed to the capital of AIHC notes in the aggregate principal amount of $8.5 million that were issued to us in connection with loans we had previously made to AIHC and also returned certain warrants to purchase shares of AIHC. Following our purchase, we also made a capital contribution to AIHC in the amount of $11.0 million.

   In connection with the loans we had previously made to AIHC, we had obtained rights to provide reinsurance to American Independent for specified periods, which rights had been transferred to Folksamerica in the asset sale on May 5, 2000. In connection with our acquisition of AIHC, Folksamerica released American Independent from these reinsurance commitments at a cost to American Independent of $1.5 million.

   American Independent, which has an A.M. Best rating of C++, focuses on non-standard automobile insurance providing liability and physical damage coverage to insureds. American Independent operates and writes insurance in Pennsylvania, Delaware and Maryland and generates its business through a network of independent agents, who are compensated for their services by payment of commissions on the premiums they generate. American Independent reinsures a substantial portion of its business with reinsurers. These reinsurance arrangements do not relieve American Independent from its obligations to policyholders.

   ALTUS HOLDINGS, LTD.

   On March 23, 2001, we entered into a reorganization agreement for the acquisition of all of the remaining ownership interests in Altus Holdings, Ltd., one of our current investee companies. Altus, a privately held company, provides insurance and alternative risk transfer services through rent-a-captive and other facilities. The Altus group includes First American Insurance Company, an admitted insurer with licenses in 49 states and an A.M. Best rating of A-. See note 4 and note 15 of the notes accompanying our consolidated financial statements.

   Under the agreement, we will acquire the remaining ownership interests in Altus for a purchase price of approximately $36 million. The transaction is contingent on obtaining applicable regulatory approvals, expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, and other customary closing conditions.

                                   INVESTMENTS

   Prior to the sale of our reinsurance operations on May 5, 2000, our investment goals had been to support Arch Re's reinsurance activities. Following the asset sale, we have sought to acquire operating companies in support of our business plan of building a diversified financial services holding company.

   OPERATIONS

   At December 31, 2000, cash and invested assets totaled approximately $279.1 million, consisting of $108.9 million of cash and short-term investments, $38.5 million of publicly traded fixed maturity investments, $21.0 million of securities held in escrow under the terms of the Folksamerica transaction, $51.3 million of publicly traded equity securities, and $59.4 million of privately held securities.

   A significant portion of our investment portfolio is currently comprised of equity securities issued by insurance and reinsurance companies and companies providing services to the insurance industry. The portfolio lacks industry diversification and is particularly subject to the performance of the insurance industry. Such performance will affect the market prices of a significant portion of our investment portfolio and the income and return on such investments.

   Fixed income investments are used to provide shorter-term liquidity and current returns. The fixed income securities portfolio generally is invested in high quality, liquid securities, including securities issued by U.S. government agencies and U.S. government guaranteed securities.

      We allocated in early 1998 approximately $35 million for investment in a diversified portfolio of high yielding below investment grade fixed maturity investments managed by Miller Anderson & Sherrerd, LLP, a subsidiary of Morgan Stanley & Co. Such amount was taken from funds that were previously allocated for investing in short-term securities. Miller Anderson manages the portfolio subject to investment guidelines established by our board of directors. At December 31, 2000, our investments did not include any high yield securities due to the restructuring of our investment portfolio in connection with our reorganization on November 8, 2000. However, at March 15, 2001, our high yield portfolio included approximately $33 million of such securities.

   The components of net investment income for the years ended December 31, 2000, 1999 and 1998 are summarized in a table found in note 4 under the caption "Investment Information" of the notes accompanying our consolidated financial statements.

   Our investments on a consolidated basis at December 31, 2000, 1999 and 1998 consisted of the following:

                                                              (DOLLARS IN THOUSANDS)
                                                                   DECEMBER 31,
                                        -------------------------------------------------------------------------
                                                2000                     1999                      1998
                                        ---------------------    ----------------------   -----------------------
                                        ESTIMATED                ESTIMATED                ESTIMATED
                                        FAIR VALUE   PERCENT     FAIR VALUE   PERCENT     FAIR VALUE     PERCENT
                                        ----------   -------     ----------   --------    ----------     -------
Cash and short-term                      $108,868        39%     $ 82,242           14%     $120,846           20%
                                         --------     -----      --------     --------      --------     --------
Fixed maturities:
  U.S. government and government
     agencies                              27,122         9.7      41,095            7        39,283            6
  Municipal bonds                              --          --      52,245            9        45,273            8
  Corporate bonds                           5,835         2.1     136,838           23        56,256           10
  Mortgage and asset-backed
     securities                             5,518         2.0      27,298            5        33,532            6
  Foreign governments                          --          --       3,591            1           196           --
                                         --------     -------    --------     --------      --------     --------
     Sub-total, fixed maturities           38,475        13.8     261,067           45       174,540           30
Fixed maturities held in
     escrow-municipal                      20,970         7.5          --           --            --           --
Equity securities:
  Publicly traded                          51,322        18.4     158,631           27       154,678           27
  Privately held                           59,437        21.3      83,969           14       137,091           23
                                         --------     -------    --------     --------      --------     --------
     Sub-total, equity securities         110,759        39.7     242,600           41       291,769           50
                                         --------     -------    --------     --------      --------     --------
      Total                              $279,072         100%   $585,909          100%     $587,155          100%
                                         ========     =======    ========     ========      ========     ========

   Our current investment guidelines restrict the portion of our fixed high yield maturities portfolio that can be held in lower quality securities. At December 31, 2000, 100% of the fixed maturity and short-term investments were rated investment grade by Moody's Investors Service, Inc. or Standard & Poor's Corporation and had an average quality rating of AA and an average duration of approximately 1.3 years.

   Contractual maturities of our consolidated fixed maturity securities are shown below. Expected maturities, which are our best estimates, will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment premiums or penalties.

                                                   (IN THOUSANDS)
                                                 DECEMBER 31, 2000
                                             ---------------------------
                                              ESTIMATED     AMORTIZED
                                             FAIR VALUE        COST
                                             ------------  -------------
Available for sale:
   Due in one year or less                      $ 7,296        $ 7,295
   Due after one year through five years         23,027         22,767
   Due after five years through 10 years          2,108          2,019
   Due after 10 years                            21,496         21,194
                                                -------        -------
      Sub-total                                  53,927         53,275
   Mortgage and asset-backed securities           5,518          5,461
                                                -------        -------
        Total                                   $59,445        $58,736
                                                =======        =======

   At December 31, 2000, our investment portfolio included $51.3 million of publicly traded equity securities and 11 investments in privately held securities totaling $59.4 million, with additional investment portfolio commitments in an aggregate amount of $22.6 million. At this date, all of our equity investments were in securities issued by insurance and reinsurance companies or companies providing services to the insurance industry.

   Please refer to note 4 under the caption "Investment Information" of the notes accompanying our consolidated financial statements for information regarding our publicly traded and privately held securities and their carrying values, and commitments made by us relating to our privately held securities.

   We have not invested in derivative financial instruments such as futures, forward contracts, swaps, or options or other financial instruments with similar characteristics such as interest rate caps or floors and fixed-rate loan commitments. Our portfolio includes market sensitive instruments, such as mortgage-backed securities, which are subject to prepayment risk and changes in market value in connection with changes in interest rates. Our investments in mortgage-backed securities are classified as available for sale and are not held for trading purposes. These investments amounted to approximately $5.5 million, or 2% of cash and invested assets at December 31, 2000, $27.3 million, or 4.7% of cash and invested assets at December 31, 1999, and $33.5 million, or 6% of cash and invested assets at December 31, 1998.

                         DIVESTED REINSURANCE OPERATIONS

   Set forth below is certain historical information regarding Arch Re's reinsurance operations, which we sold to Folksamerica in the asset sale described above under the caption entitled "Significant 2000 Developments--Sale of Reinsurance Operations."

   Arch Re's assumed and ceded premiums written for the period from January 1, 2000 to May 5, 2000 and the years ended December 31, 1999 and 1998 were as follows:

                                                  (IN MILLIONS)
                                             YEARS ENDED DECEMBER 31,
                                     -----------------------------------------
                                          2000           1999         1998
                                     ---------------  -----------  -----------
    Assumed premiums written          $  102.0       $  386.8      $  260.5
    Ceded premiums written                19.7           80.1          25.8
                                      --------       --------      --------
    Sub-total                             82.3          306.7         234.7
    Unearned premium portfolio
      transfer and assumption            (92.9)
                                      --------       --------      --------
    Net premiums written              ($  10.6)      $  306.7      $  234.7
                                      ========       ========      ========

   For additional information on our divested reinsurance business, please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations" and note 7 (claims and claims expenses), note 8 (retrocession agreements), and note 12 (business information) of the notes accompanying our consolidated financial statements.

    Prior to the asset sale, Arch Re, as a reinsurer, was required to establish and maintain reserves to cover its estimated ultimate liability for unpaid claims and claims expenses with respect to reported and unreported claims incurred as of the end of each accounting period (net of estimated related salvage and subrogation claims and retrocession recoverables (if any) of Arch
Re). These reserves are estimates involving actuarial and statistical projections at a given time of what Arch Re expects the ultimate settlement and administration of claims to cost based on facts and circumstances then known, predictions of future events, estimates of future trends in claims severity and other variable factors such as inflation and new concepts of liability. For certain types of claims, it may over time be necessary to revise estimated potential loss exposure and therefore Arch Re's unpaid claims and claims expense reserves. The inherent uncertainties of estimating claims and claims expense reserves are exacerbated for reinsurers by the significant periods of time (the "tail") that often elapse between the occurrence of an insured claim, the reporting of the claim to the primary insurer and ultimately to the reinsurer, and the primary insurer's payment of that claim and subsequent indemnification by the reinsurer. As a consequence, actual claims and claims expenses paid may deviate, perhaps substantially, from estimates reflected in Arch Re's reserves in its financial statements. Please refer to note 7 of the notes accompanying our consolidated financial statements for a reconciliation of claims and claims expense reserves for the period from January 1, 2000 to December 31, 2000 and the years ended December 31, 1999 and 1998.

   The following table represents the development of generally accepted accounting principles ("GAAP") balance sheet reserves for 1996 through December 31, 2000. The top line of the table shows the reserves, net of reinsurance recoverables, at the balance sheet date for each of the indicated years. This represents the estimated amounts of net claims and claims expenses arising in all prior years that are unpaid at the balance sheet date, including incurred but not reported ("IBNR") reserves. The table also shows the reestimated amount of the previously recorded reserve based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years. The "cumulative redundancy (deficiency)" represents the aggregate change in the estimates over all prior years. The table also shows the cumulative amounts paid as of successive years with respect to that reserve liability. The lower portion of the table represents the claim development of the gross balance sheet reserves for 1996 through December 31, 2000.

   With respect to the information in the table below, it should be noted that each amount includes the effects of all changes in amounts for prior periods. This table does not present accident or policy year development data. For additional information on Arch Re's reserving and retrocessional activities prior to the asset sale, please refer to notes 7 and 8 of the notes accompanying our consolidated financial statements.

                          DEVELOPMENT OF GAAP RESERVES
                       CUMULATIVE REDUNDANCY (DEFICIENCY)
                                  (IN MILLIONS)


                                          YEARS ENDED DECEMBER 31,
                                    --------------------------------------
                                    1996   1997     1998     1999    2000
                                    -----  ------   ------   ------  -----
      Reserves for unpaid claims
      and claims adjustment
      expenses, net of reinsurance
      recoverables                    $20    $71     $186     $309    $0

      Paid (cumulative) as of:
            One year later              9     19       88      311
            Two years later            10     33      216
            Three years later          12     64
            Four years later           18

      Reserve reestimated as of:
            One year later             20     68      216
            Two years later            19     65
            Three years later          18     64
            Four years later           18
      Cumulative redundancy
      (deficiency)                     $2     $7     ($30)     ($2)
                                    =====  =====    =====    =====
      Percentage                    10.0%   8.5%    (16.1)%   (1.0)%


      Gross reserve for claims and
      claims expenses                 $20    $71     $216     $365
      Reinsurance recoverable           0      0      (30)     (56)
                                    -----  -----    -----    -----   ----
      Net reserve for claims and
      claims expenses                 $20    $71     $186     $309     $0
                                    -----  -----    -----    -----   ----

      Gross reestimated reserve       $18    $64     $246     $367     $0
      Reestimated reinsurance
      recoverable                       0      0      (30)     (56)
                                    -----  -----    -----    -----   -----
      Net reestimated reserve         $18    $64     $216     $311     $0

      Gross reestimated redundancy
      (deficiency)                     $2     $7     ($30)     ($2)
                                    -----  -----    -----    -----

                                   COMPETITION

   Following the sale of our reinsurance operations on May 5, 2000, we have sought to acquire operating companies in support of our business plan of building a diversified financial services holding company. We are a small participant in the market of seeking mergers with and acquisitions of all or a portion of other entities. We encounter intense competition from other entities having business objectives similar to ours. Many of these entities are well-established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater financial, technical, human and other resources than ours and we cannot assure you that we will have the ability to compete successfully. Our financial resources are limited in comparison to those of many of our competitors. We cannot assure you that we will be able to achieve our stated business objectives.

   HALES. Hales encounters significant competition in all aspects of its business from other merchant and investment banking firms. Many of Hales' competitors have greater capital, financial and other resources than Hales and offer access to markets and products and services that Hales does not offer. The principal competitive factors influencing Hales' business are its professional staff, its reputation in the marketplace, its existing client relationships, and the ability to commit capital to client transactions through ACGL or Distribution Partners, a fund which is affiliated with ACGL and Hales.

   AMERICAN INDEPENDENT. The property and casualty insurance industry is highly competitive. Competition is based on many factors, including price, customer service, consumer recognition, coverages offered, claims handling, financial stability, and geographic coverage. There are numerous companies competing for business in the markets in which American Independent operates, many of which are substantially larger and have considerably greater financial resources than American Independent. In addition, since the insurance products of American Independent are marketed exclusively through independent agents, most of which represent more than one insurer, American Independent faces competition within each agency.

                            REGULATORY CONSIDERATIONS

   In common with other insurers, American Independent and Arch Re are subject to comprehensive regulation and supervision in the jurisdictions where they are domiciled and licensed to conduct business. At the date of this report, American Independent is licensed as an insurer in Delaware, Maryland and Pennsylvania, and Arch Re maintains insurance licenses or reinsurance accreditations or other approvals as a reinsurer in 44 states and is recognized as an admitted reinsurer for surety business by the U.S. Treasury Department. The reinsurance operations of Arch Re were sold on May 5, 2000. See note 2 of the notes accompanying our consolidated financial statements and "Business--Significant 2000 Developments--Sale of Reinsurance Operations."

   The laws and regulations of the state of domicile have the most significant impact on operations. This regulation and supervision is designed to protect policyholders rather than investors. Generally, regulatory authorities have broad supervisory powers over such matters as licenses, standards of solvency, premium rates, policy forms, investments, security deposits, methods of accounting, form and content of financial statements, reserves and provisions for unearned premiums, unpaid losses and loss adjustment expenses, reinsurance, minimum capital and surplus requirements, dividends and other distributions to shareholders, periodic examinations and annual and other report filings. Most states have, and continue to implement, laws which establish standards for current, as well as continued, state accreditation. Certain insurance regulatory requirements are highlighted below.

   STATE EXAMINATIONS

   Insurance departments conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports relating to the financial condition of companies and other matters. The Pennsylvania Insurance Department completed a financial examination of American Independent's records, accounts and business affairs for the four-year period ended December 31, 1996 and reported no material findings in connection with the examination. The Nebraska Insurance Department completed a financial examination of Arch Re's records, accounts and business affairs for the period October 1995 through December 31, 1997 and reported no material findings in connection with the examination.

   HOLDING COMPANY ACTS

   State insurance holding company statutes provide a regulatory apparatus which is designed to protect the financial condition of domestic insurers operating within a holding company system. All holding company statutes require disclosure and, in some instances, prior approval by the state of domicile of significant transactions between the domestic insurer and an affiliate. Such transactions typically include sales, purchases, exchanges, loans and extensions of credit, and investments between an insurance company and its affiliates, involving in the aggregate certain percentages of the insurance company's admitted assets or policyholders surplus, or dividends that exceed certain percentages of the company's surplus or income.

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

   REGULATION OF DIVIDENDS AND OTHER PAYMENTS FROM INSURANCE SUBSIDIARIES

   The ability of an insurer to pay dividends or make other distributions is subject to insurance regulatory limitations of the insurance company's state of domicile. Generally, such laws limit the payment of dividends or other distributions above a specified level. Dividends or other distributions in excess of such thresholds are "extraordinary" and are subject to regulatory approval. Generally, during 2001, all dividends or other distributions from American Independent and Arch Re will be subject to regulatory approval. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and note 11 of the notes accompanying our consolidated financial statements.

   INSURANCE REGULATORY INFORMATION SYSTEM RATIOS

   The National Association of Insurance Commissioners (the "NAIC") Insurance Regulatory Information System ("IRIS") was developed by a committee of state insurance regulators and is intended primarily to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies 12 industry ratios and specifies "usual values" for each ratio. Departure from the usual values of the ratios can lead to inquiries from individual state insurance commissioners as to certain aspects of an insurer's business. Insurers that report four or more unusual values are generally targeted for regulatory review. Arch Re's IRIS results for the year ended December 31, 2000 were not meaningful due to the sale of its reinsurance operations on May 5, 2000. For the year ended December 31, 2000 American Independent had eight unusual values for its IRIS ratios, principally relating to significant events occurring during 2000 which are not expected to be recur in 2001, although there can be no assurances that American Independent will achieve satisfactory IRIS results in the future. Three of American Independent's ratios, gross premiums to surplus, surplus aid to surplus, and change in writings, were outside the usual values due to significant premium growth during 2000, coupled with American Independent's reliance on reinsurance. Three other unusual values for American Independent's one year reserve development, two year reserve development, and the estimated current reserve deficiency ratios arose in connection with significant reserve strengthening recorded at December 31, 2000 for accident years 1996 through 2000. While there can be no assurances, American Independent believes that the reserve strengthening reduces the likelihood of future adverse loss development. American Independent's two year overall operating ratio was also outside the usual value due to the combined impact of the above factors. Additionally, American Independent's investment yield ratio was outside the usual value due to its capital structure preceding our acquisition of American Independent and the related investment arrangements.

   RISK-BASED CAPITAL REQUIREMENTS

   In order to enhance the regulation of insurer solvency, the NAIC has adopted risk-based capital requirements, which are designed to assess capital adequacy and to raise the level of protection that statutory surplus provides for policyholder obligations. The risk-based capital model for property and casualty insurance companies measures three major areas of risk facing property and casualty insurers: (1) underwriting, which encompasses the risk of adverse loss development and inadequate pricing; (2) declines in asset values arising from credit risk; and (3) declines in asset values arising from investment risks. Insurers having less statutory surplus than required by the risk-based capital calculation will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy. Equity investments in common stock typically are valued at 85% of their market value under the risk-based capital guidelines. For equity investments in insurance company affiliates, the risk-based capital requirement for the equity securities of any such affiliate would generally be the insurer's proportionate share of the affiliate's risk-based capital requirement. For a discussion of "affiliate" status under the insurance laws, see "--Holding Company Acts" above.

   Under the approved formula, an insurer's statutory surplus is compared to its risk based capital requirement. If this ratio is above a minimum threshold, no company or regulatory action is necessary. Below this threshold are four distinct action levels at which a regulator can intervene with increasing degrees of authority over an insurer as the ratio of surplus to risk based capital requirement decreases. The four action levels include: (1) insurer is required to submit a plan for corrective action, (2) insurer is subject to examination, analysis and specific corrective action, (3) regulators may place insurer under regulatory control, and (4) regulators are required to place insurer under regulatory control. At December 31, 2000, Arch Re's surplus exceeded the risk based capital threshold that would require either company or regulatory action. At such date, American Independent's surplus did not exceed the minimum threshold due to the reserve strengthening recorded at December 31, 2000, American Independent's reliance on reinsurance, and the concentration of its portfolio in few investments. As a result, American Independent is subject to examination and analysis by regulators (I.E., action level "2"). Although there can be no assurance that American Independent will not require additional capital, American Independent believes that its level of surplus compared to its risk based capital requirement should improve during 2001 due to anticipated expense ratio improvements, planned premium rate increases, the recent reserve strengthening, expected premium growth, and the planned restructuring of its investment portfolio.

   GUARANTY FUNDS AND ASSIGNED RISK PLANS

   Most states require all admitted insurance companies to participate in their respective guaranty funds, which cover certain claims against insolvent insurers. Solvent insurers licensed in these states are required to cover the losses paid on behalf of insolvent insurers by the guaranty funds and are generally subject to annual assessments in the state by its guaranty fund to cover these losses. Some states also require licensed insurance companies to participate in assigned risk plans which provide coverage for automobile insurance and other lines for insureds which, for various reasons, cannot otherwise obtain insurance in the open market. This participation may take the form of reinsuring a portion of a pool of policies or the direct issuance of policies to insureds. The calculation of an insurer's participation in these plans is usually based on the amount of premium for that type of coverage that was written by the insurer on a voluntary basis in a prior year. Assigned risk pools tend to produce losses which result in assessments to insurers writing the same lines on a voluntary basis.

   FEDERAL REGULATION

   Although state regulation is the dominant form of regulation for insurance and reinsurance business, the federal government has shown increasing concern over the adequacy of state regulation. It is not possible to predict the future impact of any potential federal regulations or other possible laws or regulations on our insurance subsidiaries' capital and operations, and such laws or regulations could materially adversely affect their business.

   LEGISLATIVE AND REGULATORY PROPOSALS

   From time to time various regulatory and legislative changes have been proposed in the insurance and reinsurance industry. Among the proposals that have in the past been or are at present being considered are the possible introduction of federal regulation in addition to, or in lieu of, the current system of state regulation of insurers. In addition, there are a variety of proposals being considered by various state legislatures (some of which proposals have been enacted in certain states). We are unable to predict whether any of these laws and regulations will be adopted, the form in which any such laws and regulations would be adopted, or the effect, if any, these developments would have on our operations and financial condition.

                                SENIOR MANAGEMENT

    The company's senior management team consists of:

   NAME                    AGE    POSITION
   ----                    ---    --------
   Robert Clements          68    Chairman and Director
   Peter A. Appel           39    President, Chief Executive Officer and Director
   Debra M. O'Connor        41    Senior Vice President, Controller and Treasurer
   Louis T. Petrillo        35    Senior Vice President, General Counsel and Secretary


-------------

   Robert Clements was elected chairman and director of the company at the time of our formation in March 1995. From March 1996 to February 2001, he was an advisor to MMC Capital, with whom he served as chairman and chief executive officer from January 1994 to March 1996. Prior thereto, he served as president of Marsh & McLennan Companies, Inc. since 1992, having been vice chairman during 1991. He was chairman of J&H Marsh & McLennan, Incorporated (formerly Marsh & McLennan, Incorporated), a subsidiary of Marsh & McLennan Companies, Inc., from 1988 until March 1992. He joined Marsh & McLennan, Ltd., a Canadian subsidiary of Marsh & McLennan Companies, Inc., in 1959. Mr. Clements is a director of XL Capital, Annuity and Life Re (Holdings), Ltd. and Stockton Reinsurance Limited. He is chairman of the board of trustees of The College of Insurance and a member of Rand Corp. President's Council.

   Peter A. Appel has been president and chief executive officer of the company since May 5, 2000 and a director of the company since November 1999. He was executive vice president and chief operating officer of the company from November 1999 to May 5, 2000, and general counsel and secretary of the company from November 1995 to May 5, 2000. Mr. Appel previously served as a managing director of the company from November 1995 to November 1999. From September 1987 to November 1995, Mr. Appel practiced law with the New York firm of Willkie Farr & Gallagher, where he was a partner from January 1995. He holds an A.B. degree from Colgate University and a law degree from Harvard University.

   Debra M. O'Connor has been senior vice president, controller and treasurer of the company since June 9, 2000. From 1995 to June 9, 2000, Ms. O'Connor was senior vice president and controller of the company's reinsurance subsidiary. From 1986 until 1995, Ms. O'Connor served at NAC Re Corp. in various capacities, including vice president and controller. Prior to that, Ms. O'Connor was employed by General Re Corp. and the accounting firm of Coopers & Lybrand. Ms. O'Connor is a certified public accountant. She holds a B.S. degree from Manhattan College.

   Louis T. Petrillo has been senior vice president, general counsel and secretary of the company since May 5, 2000. From 1996 until May 5, 2000, Mr. Petrillo was vice president and associate general counsel of the company's reinsurance subsidiary. Prior to that time, Mr. Petrillo practiced law at the New York firm of Willkie Farr & Gallagher. He holds a B.A. degree from Tufts University and a law degree from Columbia University.

                                    EMPLOYEES

   At March 28, 2001, we employed a total of 168 full-time employees (including 10 at ACGL and Arch-U.S., 18 at Hales, and 140 at American Independent). Our employees are not represented by a labor union and we believe that our employee relations are good.

                                  RISK FACTORS

   You should carefully consider the following risk factors regarding us and our business. The following review of important factors should not be construed as exhaustive and should be read in conjunction with other information that is included in this report, including, without limitation, the section entitled "Cautionary Note Regarding Forward-Looking Statements," or elsewhere.

   WE ARE SUBJECT TO CHANGES IN BERMUDA LAW OR POLITICAL CIRCUMSTANCES.

   Under current Bermuda law, we are not subject to tax on income or capital gains. Furthermore, we have obtained from the Minister of Finance of Bermuda under the Exempted Undertakings Tax Protection Act, 1966, an undertaking that, in the event that Bermuda enacts legislation imposing tax computed on profits, income, any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of the tax will not be applicable to us or our operations until March 28, 2016. We could be subject to taxes in Bermuda after that date. This undertaking does not, however, prevent the imposition of taxes on any person ordinarily resident in Bermuda or any company in respect of its ownership of real property or leasehold interests in Bermuda.

   Bermuda's political structure is based upon a parliamentary system with two major parties, the United Bermuda Party and the Progressive Labour Party. In the most recent election, the Progressive Labour Party gained control of the legislative branch for the first time over the incumbent United Bermuda Party. To date, the government's financial and regulatory policies have not been changed in ways that we believe would materially affect us or our shareholders.

   WE MAY BECOME SUBJECT TO U.S. CORPORATE INCOME TAXES.

   ACGL and its non-U.S. subsidiaries intend to operate their business in a manner that will not cause them to be treated as engaged in a trade or business in the United States and, thus, will not be required to pay U.S. federal corporate income taxes (other than withholding taxes on certain U.S. source investment income). However, because there is uncertainty as to the activities which constitute being engaged in a trade or business within the United States, there can be no assurances that the U.S. Internal Revenue Service will not contend successfully that ACGL or non-U.S. subsidiaries are engaged in a trade or business in the United States. If ACGL or any of its non-U.S. subsidiaries were subject to U.S. income tax, ACGL's shareholders' equity and earnings could be adversely affected. See note 10 of the notes accompanying our consolidated financial statements. In addition, certain U.S. insurance companies have been lobbying Congress to pass legislation intended to eliminate certain perceived tax advantages of U.S. insurance companies with Bermuda affiliates. Such legislation or similar legislation, if passed, and other changes in U.S. tax laws, regulations and interpretations thereof could adversely affect ACGL and its subsidiaries.

   YOU MAY SUFFER ADVERSE TAX CONSEQUENCES IF WE ARE CLASSIFIED AS A PASSIVE FOREIGN INVESTMENT COMPANY.

   In connection with our current business plan, we intend to acquire all or a portion of one or more operating companies. If we own less than 25% of the equity of one of these investee companies, then the value of our investment in the investee company will be characterized as passive assets and the income from the investee company will be characterized as passive income for U.S. income tax purposes. If 50% or more of our total assets or 75% or more of our total gross income is characterized as passive, we will be deemed to be a passive foreign investment company ("PFIC") under the Internal Revenue Code. Conversely, under a look-through rule, our equity ownership of 25% or more of our investee companies would result in a proportionate share of the investee company's assets (as long as the investee company is involved in an active business) being treated as active assets of ours. Under an exception for start-up companies, ACGL should not be a PFIC for its first taxable year if it is not a PFIC in its second and third years.

   If we were to be classified as a PFIC, then capital gains of any of our U.S. shareholders allocable to the period of time following the reorganization would be considered ordinary income for tax purposes, even if we are not deemed to be a PFIC for that entire period. In addition, a U.S. shareholder would owe interest on the tax on that gain as if it had realized the capital gain in equal annual installments over the period it held our shares. Shareholders could avoid the PFIC interest charge if they mark their shares to market each year and pay ordinary income tax on that gain. A U.S. shareholder may avoid some of the adverse tax consequences of owning shares in a PFIC by making a qualified electing fund ("QEF") election. A QEF election is revocable only with the consent of the Internal Revenue Service and has the following consequences to a shareholder:

   o For any year in which the company is not a PFIC, no income tax consequences would result.

   o For any year in which the company is a PFIC, the shareholder would include in its taxable income a proportionate share of the company's net ordinary income and net capital gains.

   Neither the QEF election nor the mark-to-market election is permitted with respect to warrants or options held by U.S. holders, but they may be able to mitigate the adverse tax consequences of PFIC status by means of a "purge" election.


   Our current intention is to ensure that more than 50% of our investments are in operating companies in which we own an equity interest of 25% or more and to take such other steps as are necessary so as not to be classified as a PFIC. While we believe that we will take adequate measures to avoid being characterized as a PFIC, we cannot assure you that we will be successful in doing so. In addition, we may incur significant costs to avoid being characterized as a PFIC, including through the disposition of securities in investee companies at depressed prices or at otherwise unfavorable times.


   See note 10 of the notes accompanying our consolidated financial statements.


   WE MAY INCUR SIGNIFICANT COSTS TO AVOID INVESTMENT COMPANY STATUS AND MAY SUFFER OTHER MATERIAL ADVERSE CONSEQUENCES IF DEEMED TO BE AN INVESTMENT COMPANY.

   We may incur significant costs to avoid investment company status and may suffer other material adverse consequences if deemed to be an investment company under the Investment Company Act of 1940. Some equity investments in other businesses made by us to date and in the future constitute or may constitute investment securities under the Investment Company Act. A company may be deemed to be an investment company if it owns investment securities with a value exceeding 40% of its total assets, subject to certain exclusions. Investment companies are subject to registration under, and compliance with, the Investment Company Act unless an exclusion applies. However, there is no provision (except by special SEC order) for a non-U.S. company to register as an investment company under the Investment Company Act. If we were deemed to be an investment company and could not rely on an exclusion, we would be prohibited from engaging in business or issuing securities in the United States and might be subject to civil and criminal penalties for noncompliance. In addition, in such case, certain of our contracts might be voidable, and a court-appointed receiver could take control of us and liquidate our business.

   Our investment securities currently comprise more than 40% of our assets. Since the sale of our reinsurance operations to Folksamerica Reinsurance Company, we have relied on a one-year exclusion from regulation under the Investment Company Act for transient investment companies. We have filed an application with the SEC requesting an order exempting us from substantially all provisions of the Investment Company Act until May 5, 2003 or until we clearly meet one of the exclusions under the Investment Company Act. We cannot assure you that the SEC will grant our request or that, if granted, the order will not be subject to conditions that will impede our ability to execute our business strategy. If the exemption order is not granted and we could not otherwise rely on an exclusion, we would attempt to reduce our investment securities as a percentage of our total assets. This reduction can be attempted in a number of ways, including the disposition of investment securities and the acquisition of assets that do not constitute investment securities. These sales may be at depressed prices and we may never realize the anticipated benefits from, or may incur losses on, these investments. We may not be able to sell some investments because of contractual or legal restrictions or our inability to locate a buyer. Moreover, we may incur tax liabilities when we sell assets. We may also be unable to purchase additional investment securities that may be important to our future operating strategy. We may not be able to identify and acquire suitable assets that do not constitute investment securities on acceptable terms.

   THE ENFORCEMENT OF CIVIL LIABILITIES AGAINST US MAY BE MORE DIFFICULT.

   We are a Bermuda company and in the future some of our officers and directors may be residents of various jurisdictions outside the United States. All or a substantial portion of the assets of ACGL and of those persons may be located outside the United States. As a result, it may be difficult for investors to effect service of process within the United States upon those persons or to enforce in United States courts judgments obtained against those persons. ACGL has appointed National Registered Agents, Inc., New York, New York, as its agent for service of process with respect to actions based on offers and sales of securities made in the United States.

   ACGL has been advised by its Bermuda counsel, Conyers Dill & Pearman, that the United States and Bermuda do not currently have a treaty providing for reciprocal recognition and enforcement of judgments of U.S. courts in civil and commercial matters and that a final judgment for the payment of money rendered by a court in the United States based on civil liability, whether or not predicated solely upon the U.S. federal securities laws, would, therefore, not be automatically enforceable in Bermuda. ACGL also has been advised by Conyers Dill & Pearman that a final and conclusive judgment obtained in a court in the United States under which a sum of money is payable as compensatory damages (I.E., not being a sum claimed by a revenue authority for taxes or other charges of a similar nature by a governmental authority, or in respect of a fine or penalty or multiple or punitive damages) may be the subject of an action on a debt in the Supreme Court of Bermuda under the common law doctrine of obligation. Such an action should be successful upon proof that the sum of money is due and payable, and without having to prove the facts supporting the underlying judgment, as long as: (1) the court which gave the judgment had proper jurisdiction over the parties to such judgment; (2) such court did not contravene the rules of natural justice of Bermuda; (3) such judgment was not obtained by fraud; (4) the enforcement of the judgment would not be contrary to the public policy of Bermuda; (5) no new admissible evidence relevant to the action is submitted prior to the rendering of the judgment by the courts of Bermuda; and (6) there is due compliance with the correct procedures under Bermuda law. A Bermuda court may impose civil liability on ACGL or its directors or officers in a suit brought in the Supreme Court of Bermuda against ACGL or such persons with respect to a violation of U.S. federal securities laws, provided that the facts surrounding such violation would constitute or give rise to a cause of action under Bermuda law.

   WE AND OUR SHAREHOLDERS MAY SUFFER SUBSTANTIAL LOSS SHOULD OUR BUSINESS PLAN PROVE UNSUCCESSFUL.

   There can be no assurance that our future operations will generate cash flows or operating or net income, and our prospects must therefore be considered in light of the risks, expenses, problems and delays inherent in acquiring and/or establishing a new business. We and our shareholders may suffer a substantial loss should the new business plan prove to be unsuccessful.

   Our success will depend to a large extent on the operations, financial condition and management of the companies in which we may acquire interests or with which we may merge. Further, these ventures may involve financial and operational risks. Financial risks include the possible incurrence of indebtedness by us in order to effect the acquisitions and the consequent need to service that indebtedness. Operational risks include the possibility that a venture does not ultimately provide the benefits we had originally anticipated while we continue to incur operating and other expenses. In addition, if we make a strategic investment by acquiring a minority interest in a company, we may lack elements of control over the operations and strategy of the business in which we invested. Furthermore, we may attempt to invest in highly leveraged operating companies. Investing in highly leveraged companies entails many risks, including the risks that the investee companies may be subject to restrictive operating and financing covenants which could reduce their flexibility and the increased likelihood that the investee companies may enter bankruptcy if they cannot meet their obligations when due. We cannot assure you that we will be successful in identifying new operating businesses, completing and financing business combination or venture transactions on favorable terms, or operating our new business successfully. In implementing our strategy, we will attempt to minimize the risk of unexpected liabilities and contingencies associated with our new operating businesses through planning, investigation and negotiation, but unexpected liabilities and contingencies may nevertheless accompany such transactions.

   WE CANNOT SPECIFY THE EXACT NATURE OF THE BUSINESS RISKS WE MAY ENCOUNTER IN THE FUTURE.

   We cannot describe the specific risks presented by the business opportunities and businesses in which we will attempt to obtain an interest. Although we will endeavor to evaluate the risks inherent in a particular new operating business, we cannot assure you that we will properly ascertain or assess all such risks. The new operating businesses may be in competition with larger, more established firms that have competitive advantages over us. Our investment in a business opportunity may be highly illiquid and could result in a total loss to us if the opportunity is unsuccessful.

   WE MAY NEED TO SECURE ADDITIONAL FINANCING TO CARRY OUT OUR BUSINESS PLAN.

   We may be required to raise cash to consummate a business combination, to provide funds for an additional infusion of capital into a new operating business or to fund any share repurchases we may make. The amount and nature of any borrowings by us will depend on numerous considerations, including our capital requirements, our perceived ability to meet debt service on any such borrowings and the then prevailing conditions in the financial markets, as well as general economic conditions. If we are able to raise additional funds through the incurrence of debt, and we do so, we would likely become subject to restrictive financial covenants. Additionally, to the extent that debt financing ultimately proves to be available, any borrowings may subject us to various risks and restrictions traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to service that indebtedness. If additional funds are raised through the issuance of equity securities, the percentage ownership of our then current shareholders would be diluted, our earnings and book value per share could be diluted and, if such equity securities take the form of preferred stock, the holders of such preferred stock may have rights, preferences or privileges senior to those of holders of common stock. We cannot assure you that we will be able to raise equity capital, obtain capital lease or bank financing or incur other indebtedness to fund any business combination or the working capital and other capital requirements of a new operating business on terms deemed by us to be commercially acceptable and in our best interests.

   OUR ABILITY TO ATTRACT AND RETAIN KEY PERSONNEL MAY BE LIMITED.

   Our future success depends on our ability to attract and retain key management and other personnel with expertise required in connection with the acquisition and/or growth and development of a new business. We cannot assure you that we will be successful in attracting and retaining such executives and personnel. Inability to attract and retain qualified personnel and the loss of services of key personnel could have a material adverse effect on our ability to acquire and/or enter new businesses and on our results of operations.

   WE WILL FACE INTENSE COMPETITION AS WE SEEK TO COMPLETE ACQUISITIONS AND OTHER BUSINESS COMBINATIONS.

   We will be a small participant in the market of seeking mergers with and acquisitions of all or a portion of other entities. We expect to encounter intense competition from other entities having business objectives similar to ours. Many of these entities are well-established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater financial, technical, human and other resources than ours and we cannot assure you that we will have the ability to compete successfully. Our financial resources will be limited in comparison to those of many of our competitors. We cannot assure you that we will be able to achieve our stated business objectives.

   WE MAY ISSUE NEW EQUITY IN ORDER TO HELP ATTAIN OUR NEW BUSINESS PLAN.

   Generally, the board of directors has the power to issue new equity (to the extent of authorized shares) without shareholder approval, except that shareholder approval may be required under applicable law or Nasdaq National Market rules for certain transactions. We may issue new equity to raise additional capital in connection with a business combination or venture transaction with an operating business. Any additional issuance by us would have the effect of diluting the percentage ownership of our shareholders, could have the effect of diluting our earnings and our book value per share, could result in shareholders of another company obtaining a controlling interest in us, and could result in the adverse tax consequences described above.

   WE RECENTLY SOLD OUR REINSURANCE OPERATIONS, AND MAY HAVE LIABILITY TO THE PURCHASER AND CONTINUING LIABILITY ON OUR REINSURANCE OPERATIONS.

   On May 5, 2000, we sold our reinsurance operations to Folksamerica. In connection with that sale, we made extensive representations and warranties about us and our reinsurance operations, some of which survived the closing of the asset sale. Breach of these representations and warranties could result in liability to us. We also retained our tax and employee benefit liabilities and other liabilities not assumed by Folksamerica, including all liabilities not arising under our reinsurance subsidiary's reinsurance agreements transferred to Folksamerica. For a description of certain risks relating to the asset sale, see "Business--Significant 2000 Developments--Sale of Reinsurance Operations" and
note 2 to the notes accompanying our consolidated financial statements.

   WE CURRENTLY DO NOT ANTICIPATE PAYING DIVIDENDS.

   Any determination to pay dividends in the future will be at the discretion of our board of directors and will be dependent upon our results of operations, financial condition and other factors deemed relevant by our board of directors. As we own and intend to acquire operating businesses, we will depend on future dividends and other permitted payments from our subsidiaries to pay dividends to our shareholders. Our subsidiaries' ability to pay dividends, as well as our ability to pay dividends, is, and is expected to be, subject to regulatory, contractual and other constraints. Our board of directors currently does not intend to declare dividends or make any other distributions.

ITEM 2.  PROPERTIES

   ACGL maintains its principal offices in Hamilton, Bermuda. ACGL occupies approximately 4,200 square feet of office space in a building located in Greenwich, Connecticut, under a sublease agreement expiring in October 2002. ACGL sub-subleases to MMC Capital the balance of the office space in the building for a term also expiring in October 2002.

   Hales leases an aggregate of approximately 7,500 square feet of office space in Chicago, Illinois, New York, New York, Hartford, CT, Mercer Island, Washington and San Francisco, California under leases that expire from June 2002 through February 2009, and American Independent leases approximately 18,000 square feet of office space in Plymouth Meeting, Pennsylvania under a lease that expires in July 2002.

   Future minimum rental charges for ACGL, Hales and American Independent for the remaining terms of their subleases, exclusive of escalation clauses and maintenance costs and net of rental income, will be approximately $1,968,700. For 2000, 1999 and 1998, our rental expense, net of sublease income, was approximately $190,000, $576,000 and $576,000, respectively.

   We believe that the above described office space is adequate for our current and anticipated needs.


ITEM 3.  LEGAL PROCEEDINGS

   Our insurance subsidiaries are involved in ordinary routine litigation and arbitration proceedings incidental to their insurance business. We do not believe that there are any material pending legal proceedings to which ACGL or any of its subsidiaries is a party or of which any of their property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a)   Our 2000 annual meeting of shareholders was held on November 6, 2000.

(b) Proxies for the annual meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition to management's nominees as listed in our proxy statement, dated September 26, 2000.

(c) Our shareholders re-elected the Class II Directors to hold office until the 2003 annual meeting of shareholders and until their successors are elected and qualified. Set forth below are the number of votes cast for and withheld for each such director:

       ELECTION OF DIRECTORS

                                  FOR         WITHHELD
                                  ---         --------
       Peter A. Appel           10,684,480     166,896
       Lewis L. Glucksman       10,684,480     166,896
       Ian R. Heap              10,684,480     166,896

        At the annual meeting, the shareholders also (1) approved and adopted the agreement and plan of merger, dated as of September 25, 2000, among Arch-U.S., a Delaware company, ACGL, a Bermuda company, and Arch Merger Corp., and the transactions contemplated thereby, pursuant to which ACGL became the parent holding company of Arch-U.S., and (2) ratified the selection of PricewaterhouseCoopers LLP as independent accountants for the fiscal year ending December 31, 2000. Set forth below are the voting results for such proposals:

        APPROVAL OF BERMUDA REDOMESTICATION TRANSACTION

             FOR          AGAINST       ABSTAIN
             ---          -------       -------
          9,192,379       975,007        3,025

         RATIFICATION OF SELECTION OF PRICEWATERHOUSECOOPERS LLP AS INDEPENDENT ACCOUNTANTS

              FOR          AGAINST       ABSTAIN
              ---          -------       -------
          10,810,351        41,000          25


                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

                               MARKET INFORMATION

   Since the completion of our internal reorganization transaction on November 8, 2000 pursuant to which Arch-U.S. became a wholly owned subsidiary of ACGL (see "Business--General--Reorganization" above), the common shares of ACGL are traded on the Nasdaq National Market under the symbol "ACGL." Prior thereto, from September 13, 1995 to November 8, 2000, the common shares of Arch-U.S. traded on the Nasdaq National Market under the symbol (1) "RCHI" from September 13, 1995 to May 9, 2000 and (2) "ACGL" from May 9, 2000 to November 8, 2000.

   For the periods presented below, the high and low sales prices and closing prices for our common shares as reported on the Nasdaq National Market were as follows:


                                              THREE MONTHS ENDED
                         -------------------------------------------------------------
                         DECEMBER 31,    SEPTEMBER 30,     JUNE 30,       MARCH 31,
                             2000            2000            2000           2000
                         -------------   --------------  -------------  --------------
High....................    $15.88           $15.88         $16.63         $16.75
Low.....................     13.88            14.63          14.56          11.38
Close...................     15.00            15.75          14.94          16.38


                                              THREE MONTHS ENDED
                         -------------------------------------------------------------
                         DECEMBER 31,    SEPTEMBER 30,     JUNE 30,       MARCH 31,
                             1999            1999            1999           1999
                         -------------   --------------  -------------  --------------
High....................    $15.69           $16.00         $17.38         $22.63
Low.....................     11.00            13.00          13.50          12.00
Close...................     12.63            15.63          13.50          15.13


   On March 28, 2001, the high and low sales prices and the closing price for our common shares as reported on the Nasdaq National Market were $16.13, $15.38 and $16.13, respectively.

                                     HOLDERS

   As of March 28, 2001, there were approximately 37 holders of record of our common shares and approximately 1,768 beneficial holders of our common shares.

                                    DIVIDENDS

   Any determination to pay dividends in the future will be at the discretion of our board of directors and will be dependent upon our results of operations, financial condition and other factors deemed relevant by our board of directors. As we own and intend to acquire operating businesses, we will depend on future dividends and other permitted payments from our subsidiaries to pay dividends to our shareholders. Our subsidiaries' ability to pay dividends, as well as our ability to pay dividends, is, and is expected to be, subject to regulatory, contractual and other constraints. Our board of directors currently does not intend to declare dividends or make any other distributions.

ITEM 6.  SELECTED FINANCIAL DATA

   The following consolidated historical financial data for the five-year period ended December 31, 2000 should be read in conjunction with our audited consolidated financial statements and the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations."



                                               YEARS ENDED DECEMBER 31,
                            ----------------------------------------------------------------------------
                                 2000          1999           1998            1997               1996
                                 ----          ----           ----            ----               ----
                                          (Dollars in thousands, except share data)

STATEMENT OF OPERATIONS
DATA
Net premiums earned ....   $     87,530    $    311,368    $    206,194    $    107,372    $     35,761
Net investment income ..         15,923          20,173          15,687          14,360          13,151
Net realized investment
  gains (losses) .......         16,872          17,227          25,252            (760)          1,259
Total revenues .........        122,516         348,768         247,133         120,972          50,171
Net income (loss) ......         (8,741)        (32,436)          3,091           2,039           4,112
Comprehensive income
  (loss) ...............   ($    17,497)   ($    52,286)   ($     4,375)   $     47,107    $      9,817
Average shares outstanding
  Basic ................     13,198,075      17,086,732      17,065,165      17,032,601      16,981,724
  Diluted ..............     13,199,428      17,086,808      17,718,223      17,085,788      16,983,909
Per share data
  Net income (loss)
   Basic ...............         ($0.66)         ($1.90)          $0.18           $0.12           $0.24
   Diluted .............         ($0.66)         ($1.90)          $0.17           $0.12           $0.24
  Comprehensive income
     (loss)
     Basic .............         ($1.32)         ($3.06)         ($0.26)          $2.77           $0.58
     Diluted ...........         ($1.32)         ($3.06)         ($0.26)          $2.76           $0.58
Cash dividends per share            N/A             N/A             N/A             N/A             N/A



                                                       DECEMBER 31,
                           --------------------------------------------------------------------
                                2000        1999           1998          1997          1996
                                ----        ----           ----          ----          ----
                                        (Dollars in thousands, except share data)
BALANCE SHEET DATA
Cash and invested assets   $   279,072   $   585,909   $   587,155   $   505,728   $   392,940
Total assets ...........       298,926       864,359       757,830       581,247       432,486
Shareholders' equity ...       275,318       346,514       398,002       401,031       352,213
Shares outstanding
  Basic ................    12,708,818    17,087,970    17,087,438    17,058,462    17,031,246
  Diluted ..............    12,709,579    17,087,970    17,497,904    17,601,608    17,065,406
Book value per share
  Basic ................        $21.66        $20.28        $23.29        $23.51        $20.68
  Diluted ..............        $21.66        $20.28        $22.75        $22.79        $20.64

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

   The following discussion and analysis should be read in conjunction with our accompanying consolidated financial statements and notes thereto.

                                     GENERAL

   THE COMPANY

   ACGL, a Bermuda company formed in September 2000, is a diversified financial services holding company, with an emphasis on the insurance sector. In November 2000, ACGL became the sole shareholder of Arch-U.S. pursuant to the internal reorganization transaction described below. Arch-U.S. commenced operations in September 1995 following the completion of its initial public offering. Prior to May 5, 2000, Arch-U.S. provided reinsurance and other forms of capital for insurance companies through its wholly owned subsidiary, Arch Re. On May 5, 2000, Arch-U.S. sold the reinsurance operations of Arch Re to Folksamerica Reinsurance Company in an asset sale. See note 2 of the notes accompanying our consolidated financial statements and "Business--Significant 2000 Developments--Sale of Reinsurance Operations." Following the asset sale, we have made two acquisitions and have announced a third acquisition in furtherance of our strategy.

   REORGANIZATION

   On November 8, 2000, following the approval of Arch-U.S.'s shareholders, Arch-U.S. completed an internal reorganization that resulted in Arch-U.S. becoming a wholly owned subsidiary of ACGL. ACGL performs the holding company functions previously conducted by Arch-U.S., and the shareholders of Arch-U.S. have become the shareholders of ACGL. Prior to the reorganization, ACGL had no significant assets or capitalization and had not engaged in any business or prior activities other than in connection with the reorganization. Arch-U.S. remains the holding company for Hales, Arch Re and Cross River Insurance Company, our U.S. subsidiaries.

                         LIQUIDITY AND CAPITAL RESOURCES

   We are a holding company whose assets primarily consist of the stock of our subsidiaries and invested assets totaling $220 million at December 31, 2000, which assets were distributed to us by Arch-U.S. in connection with our Bermuda redomestication. We continuously investigate possible acquisitions of new businesses in support of our strategy and evaluate the retention or disposition of our existing subsidiaries and investments. Accordingly, while we do not currently have any material arrangements or commitments with respect thereto (except as disclosed in this report), we intend to make further acquisitions, and it is possible that divestitures and changes in capital structure could occur. We depend on our available cash resources, liquid investments and dividends or other distributions from our subsidiaries to make payments, including the payment of operating expenses we may incur and for any dividends our board of directors may determine. Our board does not currently intend to declare any dividends or make any other distributions. See "Market for Registrant's Common Equity and Related Shareholder Matters--Dividends" and "Risk Factors."

   As of December 31, 2000, we had $75.8 million of cash and short-term investments (of which $10.75 million was used in connection with our acquisition of, and related capital contribution to, American Independent in February 2001), $28.6 million of fixed maturity investments, and $49.4 million of publicly traded equity securities. As of that date, investments that are restricted or generally unavailable for liquidity purposes included $44.8 million of privately held securities and $21.0 million of fixed maturity investments held in escrow in connection with the sale of our reinsurance operations. In addition, we have an investment commitment relating to our privately held investment in Trident II totaling approximately $18.2 million. See note 4 of the notes accompanying our consolidated financial statements, "Business--Significant 2000 Developments--Sale of Reinsurance Operations" and "--Acquisitions." Amounts discussed above do not include the stock of our subsidiaries.

   The ability of our insurance subsidiaries, American Independent and Arch Re, to pay dividends or make distributions is dependent on their ability to meet applicable regulatory standards. Based on 2000 results, American Independent may not pay any dividends or make other distributions during 2001 without prior regulatory approval. Due to the distributions made by Arch Re in connection with the XL Capital share repurchase and our redomestication to Bermuda in 2000, Arch Re may not make any distributions without prior regulatory approval until December 2001. See "Business--Regulatory Considerations" and note 11 of the notes accompanying our consolidated financial statements.

   Net cash flow from operating activities for the years ended December 31, 2000, 1999 and 1998 was approximately $2.6 million, $7.5 million and $68.5 million, respectively. For the period from January 1, 2000 to May 5, 2000 and for the years ended December 31, 1999 and 1998, cash flow included premiums received and investment income (excluding net realized investment gains), offset by operating costs and expenses. For the three years ended December 31, 2000, cash flow included investment income (excluding net realized investment gains), offset by operating costs and expenses. Our future net cash flow will depend on the receipt of dividends and other distributions from our subsidiaries and proceeds on the disposition of such subsidiaries, as well as investment income and proceeds on the sale or maturity of our investments.

   We expect that our operational needs for the foreseeable future will be met by our balance of cash and short-term investments, as well as by funds generated from investment income and proceeds on the sale or maturity of our investments. We will continue to pursue and investigate possible business combinations and ventures with new operating businesses in furtherance of our strategy. In that connection, we may need to secure additional financing to carry out our business plan. We cannot assure you that we will be successful in obtaining any such financing or in the implementation of our business plan. See "Risk Factors."

   ACQUISITIONS

   On December 4, 2000, we acquired Hales & Company, a merchant banking firm specializing in the insurance industry. See "Business--Acquisitions" above. In addition to providing us with a growing franchise in the insurance services sector, the employees of Hales assist us in finding acquisition candidates, evaluating them, conducting due diligence and monitoring acquired businesses.

   On February 28, 2001, we acquired one of our investee companies, American Independent Insurance Company. American Independent underwrites private passenger automobile liability and physical damage insurance primarily in the Commonwealth of Pennsylvania. See "Business--Acquisitions" above. On an ongoing basis we will determine how much of the insurance premium underwritten by American Independent will be retained by us and how much commission income we will capture through the purchase of reinsurance.

   On March 23, 2001, we entered into a reorganization agreement for the acquisition of all of the remaining ownership interests in Altus Holdings, Ltd., which provides insurance and alternative risk transfer services through rent-a-captive and other facilities. See "Business--Acquisitions" above. The Altus group includes First American Insurance Company, an admitted insurer in 49 states with an A.M. Best rating of "A-."

   FINANCIAL CONDITION

   At December 31, 2000, our consolidated shareholders' equity totaled $275.3 million, or $21.66 per share on a diluted basis, based on 12,709,579 common shares outstanding, compared to our consolidated shareholders' equity at December 31, 1999 of $346.5 million, or $20.28 per share on a diluted basis, based on 17,087,970 shares outstanding. The decrease in consolidated shareholders' equity primarily resulted from our share repurchase on March 2, 2000 from XL Capital of all of the 4,755,000 common shares held by it for a repurchase price of $59.2 million, or $12.45 per share. We paid XL the consideration for the repurchase with our ownership interests in LARC Holdings and Annuity & Life Re. XL paid us in cash the $3.6 million difference between the repurchase price and the value of such investments. See note 13 of the notes accompanying our consolidated financial statements.

   Our aggregate invested assets, including cash and short-term investments, totaled $279.1 million at December 31, 2000, compared to $585.9 million at December 31, 1999. The decrease in cash and invested assets from 1999 to 2000 resulted from the transfers of (1) $248.2 million of fixed maturities and short-term investments to Folksamerica at the closing of the sale of Arch Re's reinsurance operations and (2) $59.2 million of privately held securities in consideration for the shares repurchased from XL Capital.

                                   INVESTMENTS

   Prior to the sale of our reinsurance operations on May 5, 2000, our investment goals had been to support Arch Re's reinsurance activities. Following the asset sale, we have sought to acquire operating companies in support of our business plan of building a diversified financial services holding company. See "Business--General--Strategy" and "Business--Acquisitions" above.

   At December 31, 2000, consolidated cash and invested assets totaled approximately $279.1 million, consisting of $108.9 million of cash and short-term investments, $38.5 million of publicly traded fixed maturity investments, $21.0 million of fixed maturities held in escrow, $51.3 million of publicly traded equity securities, and $59.4 million of privately held securities.

   As a significant portion of our investment portfolio consists of equity securities issued by insurance and reinsurance companies and companies providing services to the insurance industry, our equity portfolio lacks industry diversification and will be particularly subject to the performance of the insurance industry. Unlike fixed income securities, equity securities such as common stocks, including the equity securities in which we have invested, generally are not and will not be rated by any nationally recognized rating service. The values of equity securities generally are more dependent on the financial condition of the issuer and less dependent on fluctuations in interest rates than are the values of fixed income securities. The market value of equity securities generally is regarded as more volatile than the market value of fixed income securities. Since the realization of gains and losses on equity investments is not generally predictable, such gains and losses have differed and will differ significantly from period to period. Variability and declines in our results of operations could be further exacerbated by private equity investments in start-up companies which are accounted for under the equity method. Such start-up companies may be expected initially to generate operating losses. The effects of such volatility on our equity portfolio could be exacerbated to the extent that such portfolio is concentrated in the insurance industry and in relatively few issuers. For additional discussion, see "--Market Sensitive Instruments and Risk Management" below.

   Investments included in our private portfolio include securities issued by privately held companies that are generally restricted as to resale or are otherwise illiquid and do not have readily ascertainable market values. The risk of investing in such securities is generally greater than the risk of investing in securities of widely held, publicly traded companies. Lack of a secondary market and resale restrictions may result in an inability by us to sell a security at a price that would otherwise be obtainable if such restrictions did not exist and may substantially delay the sale of a security we seek to sell.

   At December 31, 2000, our private equity portfolio consisted of 11 investments, with additional investment portfolio commitments in an aggregate amount of approximately $22.6 million.

   See note 4 under the caption "Investment Information" of the notes accompanying our consolidated financial statements for certain information regarding our publicly traded and privately held securities and their carrying values, and commitments made by us relating to our privately held securities.

   On February 28, 2001, we completed a reorganization transaction pursuant to which we acquired all of the common stock of American Independent Insurance Holding Company, one of our investee companies. On March 23, 2001, we entered into a reorganization agreement for the acquisition of the remaining ownership interests in Altus Holdings, Ltd., another of our investee companies. See "Business--Acquisitions" above and note 15 of the notes accompanying our consolidated financial statements.

   At December 31, 2000, approximately 100% of our fixed maturity and short-term investments were rated investment grade by Moody's or Standard & Poor's and had an average quality rating of AA and an average duration of approximately 1.3 years. In November 2000, we liquidated our high yield portfolio in connection with our reorganization transaction. In January 2001, we began to reinvest approximately $35 million of cash in high yield fixed maturity investments. At March 15, 2001, we had approximately $33 million of such funds invested in high yield investments, with an average quality rating of BB- and an average duration of 4.4 years.

   We have not invested in derivative financial instruments such as futures, forward contracts, swaps, or options or other financial instruments with similar characteristics such as interest rate caps or floors and fixed-rate loan commitments. Our portfolio includes market sensitive instruments, such as mortgage-backed securities, which are subject to prepayment risk and changes in market value in connection with changes in interest rates. Our investments in mortgage-backed securities, which amounted to approximately $5.5 million at December 31, 2000, or 2% of cash and invested assets, are classified as available for sale and are not held for trading purposes.

                              RESULTS OF OPERATIONS

   SFAS No. 131 requires certain disclosures about operating segments in a manner that is consistent with how management evaluates the performance of the segment.

   Prior to the sale of our reinsurance operations, we operated in one reportable business segment, which was providing property and casualty reinsurance and other forms of capital to insurance and reinsurance companies and making investments in insurance and insurance-related entities on a global basis. This segment included the results of Arch Re and Cross River, and consisted primarily of the premiums, claims and claims expenses, other operating expenses and investment results.

   Since the sale of our reinsurance operations, we have operated in one reportable business segment during 2000. The financial results of Hales, which was acquired during December 2000, were not material for the year ended December 31, 2000. See note 12 of the notes accompanying our consolidated financial statements for information concerning the company's business.

   Prior to the sale of our reinsurance operations, we had consolidated comprehensive losses of $17.5 million, $52.3 million and $4.4 million for the years ended December 31, 2000, 1999 and 1998, respectively. Our comprehensive income or loss is composed of net income and the change in unrealized appreciation of investments. Net loss for the years ended December 31, 2000 and 1999 was $8.7 million and $32.4 million, respectively, and net income for the year ended December 31, 1998 was $3.1 million. Such financial results include the underwriting results of our divested reinsurance operations and are not indicative of future results. Other comprehensive loss for the years ended December 31, 2000, 1999 and 1998 was $8.8 million, $19.9 million and $7.5 million, respectively. For 2000, 1999 and 1998, net income (loss) included after-tax realized investment gains of $9.5 million, $11.2 million and $16.4 million, respectively, and equity in the net income (loss) of investee companies accounted for under the equity method of accounting of $1.3 million, $0.7 million and ($1.1 million), respectively.

   A table of per share data for the years ended December 31, 2000, 1999 and 1998 on an after-tax basis follows. As detailed below, our consolidated net loss for the year ended December 31, 2000 has been affected by (1) net realized after-tax investment gains of $9.5 million, which include $9.8 million in after-tax realized losses resulting primarily from restructuring our investment portfolio in connection with our redomestication to Bermuda on November 8, 2000;
(2) the loss on the sale of Arch Re's reinsurance operations to Folksamerica on May 5, 2000; (3) the recording of a loss contingency of $15 million, on a pre-tax basis, against the $20 million of assets held in escrow in connection with the sale of Arch Re's reinsurance operations to recognize a probable deficiency in the related reserves; and (4) poor underwriting results from our divested reinsurance operations prior to the sale on May 5, 2000. Each of these items is discussed below.


                                                    YEARS ENDED DECEMBER 31,
                                            -----------------------------------------
                                               2000          1999           1998
                                            ------------  ------------   ------------
BASIC EARNINGS PER SHARE:
Net investment income                       $   0.85      $   0.85       $  0.68
Net realized investment gains                   0.72          0.66          0.96
Loss on sale of reinsurance operations         (0.15)
Loss contingency                               (0.74)
Underwriting loss                              (1.44)        (3.42)        (1.39)
Equity in net income (loss) of investees        0.10          0.03         (0.07)
Cumulative effect of accounting change                       (0.02)
                                            --------      --------      --------
Net income                                     (0.66)        (1.90)         0.18
Change in net unrealized depreciation
   of investments                              (0.66)        (1.16)        (0.44)
                                            --------      --------      --------
Comprehensive income (loss)                   ($1.32)       ($3.06)       ($0.26)
                                            ========      ========      ========

Average shares outstanding (000's)            13,198        17,087        17,065
                                            ========      ========      ========

DILUTED EARNINGS PER SHARE:
Net investment income                       $   0.85      $   0.85      $   0.65
Net realized investment gains (losses)          0.72          0.66          0.93
Loss on sale of reinsurance operations         (0.15)
Loss contingency                               (0.74)
Underwriting loss                              (1.44)        (3.42)        (1.35)
Equity in net income (loss) of investees        0.10          0.03         (0.06)
Cumulative effect of accounting change                       (0.02)
                                            --------      --------      --------
Net income                                  ($  0.66)       ($1.90)        $0.17
                                            ========      ========      ========
Comprehensive income (loss)                 ($  1.32)       ($3.06)       ($0.26)
                                            ========      ========      ========

Average shares outstanding (000's)            13,198        17,087        17,718
                                            ========      ========      ========

BOOK VALUE PER SHARE, DECEMBER 31:
Basic                                       $  21.66      $  20.28      $  23.29
Diluted                                     $  21.66      $  20.28      $  22.75

Shares outstanding (000's)
Basic                                         12,709        17,088        17,087
Diluted                                       12,710        17,088        17,498

   RESERVE FOR CONTINGENT LOSS OF ESCROWED ASSETS

   In connection with the sale of Arch Re's reinsurance operations to Folksamerica on May 5, 2000, we placed $20 million of the purchase price in escrow for a period of five years. These funds will be used to reimburse Folksamerica if the loss reserves (which were $32.3 million at May 5, 2000) transferred to it in the asset sale relating to business produced on behalf of Arch Re by a certain managing underwriting agency are deficient as measured at the end of such five-year period or to satisfy certain indemnity claims Folksamerica may have during such period. In connection with the escrow arrangement, we will record a loss in an amount equal to any probable deficiency in the related reserve that may become known during or at the end of the five-year period. If such loss reserves are redundant, all of the escrowed funds will be released from escrow to us and Folksamerica will pay us an amount equal to such redundancy. As required under the agreement, Folksamerica reported to us that adverse development had occurred in the loss reserves subject to the escrow agreement for the period from May 5, 2000 to December 31, 2000. Based on such information and an independent actuarial analysis, we recorded in the 2000 fourth quarter a loss contingency of $15 million, on a pre-tax basis, to recognize an estimated probable deficiency in such reserves. The actuarial analysis was based on estimates of claims and claims expenses incurred as of December 31, 2000 and, therefore, the amount ultimately paid may be more or less than such estimate. See "Business--Significant 2000 Developments--Sale of Reinsurance Operations" and note 2 of the notes accompanying our consolidated financial statements.

   NET INVESTMENT INCOME

   At December 31, 2000, approximately 53% of our invested assets consisted of fixed maturity and short-term investments, exclusive of securities held in escrow, compared to 59% at December 31, 1999. Net investment income was approximately $15.9 million in 2000, compared to $20.2 million and $15.7 million in 1999 and 1998, respectively. Such amounts for 2000, 1999 and 1998 are net of investment expenses of $858,000, $5.5 million and $3.6 million, respectively. The investment expense amounts include investment advisory fees of $0.8 million, $2.0 million and $3.3 million, respectively. The 2000 net investment expenses are offset by advisory fee income that we received from MMC Capital in the amount of $1.25 million. Please refer to note 5 of the notes accompanying our consolidated financial statements for additional information about our investment advisory agreement with MMC Capital. The 1999 net investment income is also net of $1.1 million for the payment of interest expense in connection with the settlement of satellite losses.

   The decrease in net investment income in 2000 compared with 1999 primarily reflected the decline in our average invested asset base resulting from the sale of Arch Re's reinsurance operations, partially offset by the decrease in investment expenses described above and a higher interest rate environment. The increase in net investment income in 1999 compared with 1998 reflected an increase in our average invested asset base and an increase in the annualized effective yield on our portfolio.

   Our investment yields at amortized cost were as follows for the periods set forth below:


                                        YEARS ENDED DECEMBER 31,
                               -------------------------------------------
                                   2000          1999            1998
                               -------------  ------------   -------------
      Investment yields:
      Pre-tax                      4.3%          3.6%            3.4%
      Net of tax                   3.1%          2.7%            2.5%

   Our investment yields reflect a significant allocation of the total investment portfolio in equity securities, which yield less current income than fixed maturity investments. At December 31, 2000, 1999 and 1998, investments in public and private equity securities approximated 40%, 41% and 49%, respectively, of total cash and invested assets. Additionally, such investment yields exclude the equity in the net income or loss of private equity investments accounted for under the equity method.

   NET REALIZED GAINS (LOSSES) ON INVESTMENTS

   Our source of net realized investment gains (losses) were as follows:


                                                            (IN THOUSANDS)
                                                       YEARS ENDED DECEMBER 31,
                                                   ---------------------------------
                                                      2000        1999       1998
                                                   ----------  ----------  ---------
       Fixed maturities                             ($15,550)   ($ 1,776)   $  1,472
       Publicly traded equity securities              30,088      16,798      16,582
       Privately held securities                      (2,996)      2,205       7,198
                                                    --------    --------    --------
       Sub-total                                      11,542      17,227      25,252
       Add loss on fixed maturities included in
           gain on sale of reinsurance operations      5,330
                                                    --------    --------    --------
       Sub-total                                      16,872      17,227      25,252
                                                    --------    --------    --------
       Income tax expense                              7,408       6,029       8,838
                                                    --------    --------    --------
       Net realized investment gains, net of tax    $  9,464    $ 11,198    $ 16,414
                                                    ========    ========    ========


   In 2000, net realized gains include $11.0 million of pre-tax losses, or $8.7 million after-tax, recorded during the 2000 fourth quarter resulting from the restructuring of our investment portfolio in connection with our redomestication to Bermuda on November 8, 2000. In addition, we recorded a pre-tax realized loss of $1.7 million, or $1.1 million, after-tax, that adjusted the cost basis on two publicly traded equity securities held in our portfolio to a new cost basis to recognize an "other than temporary" decline in their respective market values. While the effect of recording this loss of $1.7 million reduced net income, such loss had no impact on our shareholders' equity because such investments are carried in the consolidated balance sheet at market value with unrealized losses, net of tax, reported as a separate component of shareholders' equity.

   OTHER COMPREHENSIVE INCOME

   For 2000, the change in after-tax net unrealized appreciation of investments of $8.8 million reflects the following (in millions):


                                                   DECEMBER 31,
                                    -------------------------------------
                                      2000          1999          CHANGE
                                    --------      --------      ---------
Pre-tax unrealized appreciation     $  25.9       $  41.8        $  15.9
Deferred income tax expense             7.5          14.6            7.1
                                    --------      --------       --------
After-tax unrealized appreciation   $  18.4       $  27.2        $   8.8
                                    ========      ========       ========

   INCOME TAXES

   Under current Bermuda law, ACGL is not obligated to pay any taxes in Bermuda based upon income or capital gains. We have received a written undertaking from the Minister of Finance in Bermuda under the Exempted Undertakings Tax Protection Act 1966 that, in the event that any legislation is enacted in Bermuda imposing any tax computed on profits, income, gain or appreciation on any capital asset, or any tax in the nature of estate duty or inheritance tax, such tax will not be applicable to us or our operations until March 28, 2016. This undertaking does not, however, prevent the imposition of taxes on any person ordinarily resident in Bermuda or any company in respect of its ownership of real property or leasehold interests in Bermuda.

   ACGL will be subject to U.S. federal income tax only to the extent that it derives U.S. source income that is subject to U.S. withholding tax or income that is effectively connected with the conduct of a trade or business within the United States and is not exempt from U.S. tax under an applicable income tax treaty with the United States. ACGL will be subject to a withholding tax on dividends from U.S. investments and interest from certain U.S. payors. ACGL does not consider itself to be engaged in a trade or business within the United States and, consequently, does not expect to be subject to direct U.S. income taxation. ACGL's U.S. subsidiaries will continue to be subject to U.S. income taxes on their worldwide income.

   Arch-U.S.'s 2000 income tax expense was $5.4 million, compared with an income tax benefit of $19.6 million in 1999 and an income tax expense of $235,000 in 1998. In 2000, income tax expense on our pre-tax net loss included a charge to establish a valuation allowance of $5.7 million that adjusted Arch U.S.'s deferred income tax asset to its estimated realizable value. Income tax expense for 2000 also included the write-off of a deferred tax asset of $1.7 million relating to an investee company in connection with our redomestication to Bermuda. In addition, Arch-U.S.'s effective tax rate in 2000 of 49% on equity in net income of investees differs from the U.S. federal statutory rate of 35%. This higher effective rate primarily reflects the write-off of a deferred tax asset of $374,000 relating to an investee company recorded under the equity method of accounting in connection with our redomestication. In 1999, Arch Re's underwriting results had significantly deteriorated resulting in a pre-tax net loss that generated an income tax benefit for the year. In 1998, income tax expense was less than the U.S. federal statutory rate due to tax-exempt dividends and interest income.

   The net deferred income tax asset at December 31, 2000 was $8.2 million, compared with $7.8 million at December 31, 1999. As of December 31, 2000, Arch-U.S. has a valuation allowance of $5.7 million that adjusts the net deferred income tax asset to its estimated realizable value of $8.2 million. At December 31, 1999, Arch-U.S. did not have a valuation allowance because it believed at that time that its entire deferred tax asset was realizable due to its ability to generate future taxable income.

   As a result of its net operating losses in 2000 and 1999, Arch-U.S. has net operating loss carryforwards totaling $35.6 million at December 31, 2000. Such net operating losses are currently available to offset future taxable income of Arch-U.S. with the following expiration dates: $18.3 million expiring in 2019 and $17.3 million expiring in 2020.

   Upon our redomestication to Bermuda, Arch-U.S. distributed substantially all of its public equity portfolio to its Bermuda parent, ACGL, at the current market values and realized gains for tax purposes of $21,044,000. The associated income tax expense of $7,365,000 reduced Arch-U.S.'s net operating loss carryforwards by such amount. However, for financial reporting purposes, since the securities have not been sold to an unrelated third party, the realized gain has been deferred and is reported as unrealized appreciation in our consolidated financial statements. Accordingly, the income tax expense is also deferred and reduces unrealized appreciation in the consolidated financial statements.

   The repurchase of our common shares held by XL Capital resulted in a 27.8% change in ownership by 5% shareholders. If, in the ensuing three years, there is more than a 22.2% additional change in ownership by 5% shareholders, an "ownership change" will have taken place for federal income tax purposes. If such ownership change occurs, the amount of loss carryforwards that can be used in any subsequent year may be severely limited and could be eliminated in certain circumstances.

   See notes 10 and 13 of the notes accompanying our consolidated financial statements.

NET PREMIUMS WRITTEN RELATING TO DIVESTED REINSURANCE OPERATIONS

   With respect to Arch Re's divested reinsurance operations, net premiums written for the years ended December 31, 2000, 1999 and 1998 were as follows:


                                     (IN MILLIONS)
                                YEARS ENDED DECEMBER 31,
                              ----------------------------
                                2000     1999      1998
                              -------  --------   -------
          Property            $  15.8  $   78.9   $ 33.7

          Casualty               19.7      64.1     80.3

          Multi-line             12.8      67.7     62.8

          Other                   4.2       7.6     16.5

          Accident & Health      26.9      50.3

          Aviation & Space       (1.9)     18.4     26.0

          Marine                  3.7      14.0     14.4

          Surety & Fidelity       1.1       5.7      1.0
                                -----    ------   ------
          Sub-total              82.3     306.7    234.7

          Unearned premium
            portfolio
            transfer and
            assumption          (92.9)
                               ------    ------   ------
          Total                ($10.6)   $306.7   $234.7
                               ======    ======   ======


   Premiums written for the year ended December 31, 2000 include business written through May 5, 2000, the closing date of the sale of Arch Re's reinsurance operations and, consequently, comparisons with prior periods are not meaningful. Set forth below are Arch Re's assumed and ceded premiums written for the period January 1, 2000 through the closing of the sale of its reinsurance operations on May 5, 2000, and for the years ended December 31, 1999 and 1998:


                                             (IN MILLIONS)
                                       YEARS ENDED DECEMBER 31,
                                  ------------------------------------
                                     2000         1999        1998
                                  ------------  ----------  ----------
     Assumed premiums written        $  102.0    $  386.8   $  260.5
     Ceded premiums written              19.7        80.1       25.8
                                     --------    --------   --------
     Sub-total                           82.3       306.7      234.7
     Unearned premium portfolio
         transfer and assumption        (92.9)
                                     --------    --------   --------
     Net premiums written            ($  10.6)   $  306.7   $  234.7
                                     ========    ========   ========

   For the period January 1, 2000 through the sale of Arch Re's reinsurance operations on May 5, 2000, 26.3% of premiums written were from the accident and health class of business and 28% were from the property and multi-line classes of business. Retrocessional premium for aviation business exceeded assumed premiums written by $1.9 million.

   Arch Re's net premiums written increased 31% to $306.7 million in 1999 from $234.7 million in 1998. Premium growth resulted from two key strategies, the integration of investment with reinsurance and the diversification into "specialty" classes of business, which for purposes of this discussion consist of accident & health, aviation & space, marine and surety & fidelity.

   Net premiums written in 1999 included approximately $26 million related to a group of property reinsurance treaties that expired in 1999 covering crop hail business underwritten on behalf of a start-up entity formed by Trident II, L.P. This business was protected by extensive aggregate excess of loss retrocession and generated a profit based upon underwriting results.

   Net premiums written in 1999 for other business was reduced by $10.6 million for the retrocession of a treaty which covered future multiple rocket launches that was recorded in 1996. The reduction of net premiums written resulting from this retrocession increased the commission and operating expense ratio components of the statutory composite ratio by 1.1 percentage points, but had no impact on operating results.

   Arch Re's ceded premiums were $19.7 million in 2000, $80.1 million in 1999, and $25.8 million in 1998. Such ceded premiums primarily related to Arch Re's property, multi-line, marine, aviation and space reinsurance business, for which the Company sought to reduce Arch Re's exposure to large and catastrophic losses. In 2000 and 1999, the Company purchased additional retrocessional protection to reduce Arch Re's exposures to both space and aviation risks, and to earthquake, wind and other property catastrophe perils. See "--Results of Operations--Space & Aviation Business Relating to Divested Reinsurance Operations" and note 8 of the notes accompanying our consolidated financial statements.

   OPERATING COSTS AND EXPENSES RELATING TO DIVESTED REINSURANCE OPERATIONS

   The statutory combined ratio is one traditional method of measuring the underwriting performance of a property/casualty insurer. This ratio, which is based upon statutory accounting principles (which differ from generally accepted accounting principles in several respects), reflects underwriting experience, but does not reflect income from investments. A statutory combined ratio under 100% indicates underwriting profitability, while a combined ratio exceeding 100% indicates an underwriting loss.

   With respect to Arch Re's reinsurance operations, which were divested May 5, 2000, set forth below are Arch Re's statutory combined ratios for the years ended December 31, 2000, 1999 and 1998:


                                            YEARS ENDED DECEMBER 31,
                                     ---------------------------------------
                                         2000           1999        1998
                                     -------------   -----------  ----------
      Claims and claims expenses          87.1%        98.2%        85.4%
      Commissions and brokerage           32.1%        26.3%        24.2%
                                       -------      -------      -------
                                         119.2%       124.5%       109.6%
      Other operating expenses             4.6%         4.7%         6.8%
                                       -------      -------      -------
      Statutory combined ratio           123.8%       129.2%       116.4%
                                       =======      =======      =======

   With respect to Arch Re's reinsurance operations, which were divested May 5, 2000, after-tax underwriting losses for the years ended December 31, 2000, 1999 and 1998 were as follows:


                                                  (IN MILLIONS)
                                     -----------------------------------------
                                             YEARS ENDED DECEMBER 31,
                                         2000           1999          1998
                                     --------------  -----------   -----------
      After-tax underwriting loss
         Amount                         $ 19.0         $ 58.4        $ 23.0
         Per Share (Basic)              $ 1.44         $ 3.42        $ 1.39

   Arch Re's 2000 combined ratio was adversely effected by underwriting results from our property, multi-line and aviation & space business. Arch Re's 1999 and 1998 statutory combined ratios were adversely affected by underwriting results from business written by a managing general agency and our space and aviation classes of business.

   MANAGING UNDERWRITING AGENCY RELATING TO DIVESTED REINSURANCE OPERATIONS

   During 1999 and 1998, Arch Re recorded after-tax underwriting losses of $16.5 million, or $0.96 per share, and $6.5 million, or $0.38 per share, respectively, from reinsurance on casualty and multi-line business produced by the managing underwriting agency. Such business increased the combined ratio by 7.7 points and 4.1 points in 1999 and 1998, respectively. Arch Re also recorded related after-tax investment losses of $1.3 million, or $0.07 per share, and $862,000, or $0.03 per share, in net realized investment losses in 1999 and 1998, respectively. Arch Re discontinued its underwriting relationship with the managing underwriting agency in 1999.

   Net reserves for claims and claims expenses for this business approximated $32.3 million at May 5, 2000, the closing date of the sale of Arch Re's reinsurance operations. See "--Results of Operations--Reserve for Contingent Loss of Escrowed Assets," "Business--Significant 2000 Developments--Sale of Reinsurance Operations" and note 2 of the notes accompanying our consolidated financial statements for a discussion of a $20 million escrow fund relating to such reserves established in connection with the sale of our reinsurance operations to Folksamerica.

   SPACE & AVIATION BUSINESS RELATING TO DIVESTED REINSURANCE OPERATIONS

   During 2000, 1999 and 1998, Arch Re recorded after-tax underwriting losses of $6.1 million, or $0.46 per share, $19.7 million, or $1.15 per share, and $7.8 million, or $0.46 per share, respectively, for its space and aviation lines of business. The effect on the combined ratio in 2000 from such losses is meaningless because net premiums written were negative due to ceded premiums written. Underwriting losses increased the combined ratio by 8.3 and 4.9 points in 1999 and 1998, respectively. During 1999, Arch Re discontinued both lines of business; however, exposures continued post-1999 from multi-year treaties and treaties in run-off.

   Included in the 1999 after-tax underwriting loss for aviation business are incurred losses for the 1998 Swiss Air and Korean Air crashes and certain 1999 crashes, including the Egypt Air, American Airlines, Korean Air and China Air crashes. The additional loss recorded in 1999 for the Swiss Air crash was based on a reallocation of the $642 million expected industry loss between the plane manufacturer and Swiss Air. This reallocation adversely affected Arch Re's gross loss. The gross loss associated with the Swiss Air crash reported as of December 31, 1998 had exhausted Arch Re's retrocessional protections applicable to this occurrence. Therefore, none of such additional loss reported was ceded to retrocessionaires.

   In connection with the sale of Arch Re's reinsurance operations, we purchased additional reinsurance protection to reduce the net financial loss to Folksamerica on any large commercial airline catastrophe to $5.4 million, net of reinstatement premiums. Although we believe that any such net financial loss will not exceed $5.4 million, we have agreed to reimburse Folksamerica for a net financial loss it may incur that is in excess of $5.4 million for aviation losses under certain circumstances prior to May 5, 2003. See "Business--Significant 2000 Developments--Sale of Reinsurance Operations" and
note 2 of the notes accompanying our consolidated financial statements.

   OTHER UNDERWRITING LOSS ACTIVITY RELATING TO DIVESTED REINSURANCE OPERATIONS

   All other classes of business also contributed to the 2000 and 1999 underwriting losses (except for multi-line in 1999), with the largest contribution for 1999 from property business. The after-tax underwriting loss for 1999 property business approximated $4.9 million, which included after-tax losses of $4.3 million for two large catastrophes in 1999 (Rouge steel plant in Dearborn, Michigan, and French storm losses).

   The 1998 underwriting loss included an after-tax underwriting loss of $3.3 million for a property loss on a finite risk treaty.

   PRIOR YEAR DEVELOPMENT RELATING TO DIVESTED REINSURANCE OPERATIONS

   Estimates of prior accident year claims were increased by approximately $3 million in 2000 primarily relating to Arch Re's aviation and property business. Estimates of prior accident year claims were increased by approximately $30 million in 1999, which added 10.2 points to the 1999 combined ratio. A substantial portion of the 1999 increase resulted from (1) business produced by the managing underwriting agency, (2) notification of additional satellite losses received in 1999 pertaining to 1998, (3) aviation losses, principally the previously discussed 1998 Swiss Air crash, and (4) property losses reported on several international treaties that were in run-off.

   Estimates of prior accident year claims were reduced by approximately $2.8 million in 1998 primarily due to favorable claim development in the property and multi-line classes of business.

   ACQUISITION COSTS RELATING TO DIVESTED REINSURANCE OPERATIONS

   Commissions and brokerage expenses are acquisition costs that generally vary by the type of treaty and line of business, and were considered by Arch Re's underwriting and actuarial staff in evaluating the adequacy of premium writings prior to the sale of Arch Re's reinsurance operations. In a number of reinsurance treaties, provisional commissions were initially paid and subsequently increased or decreased, subject to a minimum and maximum amount, depending upon the claims and claims expenses experience of the assumed business. Arch Re recorded the commission increase or decrease in accordance with contractual terms based on the expected ultimate experience of the contract. The claims and commissions and brokerage ratios reflected Arch Re's business mix.

   OTHER OPERATING EXPENSES RELATING TO DIVESTED REINSURANCE OPERATIONS

   Other operating expenses were $8.0 million in 2000, compared to $14.8 million and $16.5 million for the years ended December 31, 1999 and 1998, respectively.

   For 2000, our operating expenses decreased 46% primarily reflecting reduced operating costs resulting from the sale of Arch Re's reinsurance operations on May 5, 2000.

   For 1999, our statutory operating expense ratio declined to 4.7%, compared with 6.8% for 1998. The decline in the operating expense ratio was due to a decrease in other operating expenses and an increase in Arch Re's net premiums written from the comparable prior year period. In addition, commencing in 1999, we allocated certain compensation and other operating expenses related to investment activities in the amount of $2.1 million to net investment income based on internal time studies. Such allocations were not made in prior periods. Due to such allocations, the 1999 statutory operating expense ratio improved by approximately one point and net investment income was reduced by approximately $0.08 per share, with no overall effect on operating results. On a pro-forma basis, the statutory operating expense ratio for 1998 would have been 5.8%.

   FOREIGN EXCHANGE RELATING TO DIVESTED REINSURANCE OPERATIONS

   For the period January 1, 2000 through the sale of Arch Re's reinsurance operations on May 5, 2000, and for the years ended December 31, 1999 and 1998, the company recorded pre-tax foreign exchange gains and losses separately from statutory underwriting results and such gains and losses were therefore excluded from the statutory combined ratios. Unhedged monetary assets and liabilities prior to May 5, 2000 were translated at the exchange rate in effect at the balance sheet date, with the resulting foreign exchange gains or losses recognized in income. For the period January 1, 2000 through May 5, 2000, and for the years ended December 31, 1999 and 1998, pre-tax foreign exchange gains and (losses) were ($1,159,000), $198,000 and $443,000, respectively. At December 31, 2000, all of our assets and liabilities were denominated in U.S. dollars.

                     MARKET SENSITIVE INSTRUMENTS AND RISK MANAGEMENT

   In accordance with the SEC's Financial Reporting Release No. 48, the following analysis presents hypothetical losses in cash flows, earnings and fair values of market sensitive instruments which are held by us as of December 31, 2000 and are sensitive to changes in interest rates and equity security prices. This risk management discussion and the estimated amounts generated from the following sensitivity analysis represent forward-looking statements of market risk assuming certain adverse market conditions occur. Actual results in the future may differ materially from these projected results due to actual developments in the global financial markets. The analysis methods used by us to assess and mitigate risk should not be considered projections of future events of losses.

   Market risk represents the risk of changes in the fair value of a financial instrument and is comprised of several components, including liquidity, basis and price risks. The focus of the SEC's market risk rules is on price risk. For purposes of specific risk analysis, we employ sensitivity analysis to determine the effects that market risk exposures could have on the future earnings, fair values or cash flows of our financial instruments.

   The financial instruments included in the following sensitivity analysis consist of all of our cash and invested assets, excluding investments carried under the equity method of accounting.

   EQUITY PRICE RISK

   We are exposed to equity price risks on the public and private equity securities included in our investment portfolio. All of our publicly traded equity securities and privately held securities were issued by insurance and reinsurance companies or companies providing services to the insurance industry. We typically do not attempt to reduce or eliminate our market exposure on these securities. Investments included in our private portfolio include securities issued by privately held companies that are generally restricted as to resale or are otherwise illiquid and do not have readily ascertainable market values. Investments in privately held securities issued by privately held companies may include both equity securities and securities convertible into, or exercisable for, equity securities (some of which may have fixed maturities).

   Our publicly traded and privately held equity securities at December 31, 2000, which are carried at a fair value of $51.3 million and $59.4 million, respectively, have exposure to price risk. The estimated potential losses in fair value for our publicly traded and privately held equity portfolios resulting from a hypothetical 10% decrease in quoted market prices, dealer quotes or fair value are $5.1 million and $5.9 million, respectively.

   INTEREST RATE RISK

   The aggregate hypothetical loss generated from an immediate adverse shift in the treasury yield curve of 100 basis points would result in a decrease in total return of 2.2%, which would produce a decrease in market value of $1.3 million on our fixed maturity investment portfolio valued at $59.5 million (including securities held in escrow) at December 31, 2000. There would be no material impact on our short-term investments.

                        RECENT ACCOUNTING PRONOUNCEMENTS

   See note 3 of the notes accompanying our consolidated financial statements for a description of recent accounting pronouncements. The impact of adopting new accounting pronouncements will not materially affect our financial condition and/or results of operations.

                              INSURANCE REGULATION

   Our insurance subsidiaries, in common with other insurers, are subject to extensive governmental regulation and supervision in the various states and jurisdictions in which it transacts business. The laws and regulations of the insurer's state of domicile have the most significant impact on its operations.

   From time to time various regulatory and legislative changes have been proposed in the insurance and reinsurance industry. Among the proposals that have in the past been, or are at present being considered, are (1) the possible introduction of federal regulation in addition to, or in lieu of, the current system of state regulation of insurers and (2) proposals in various state legislatures (some of which proposals have been enacted) to conform portions of their insurance laws and regulations to various model acts adopted by the NAIC. We are unable to predict whether any of such laws and regulations will be adopted, the form in which any such laws and regulations would be adopted, or the effect, if any, these developments would have on our operations and financial condition. See "Business--Regulatory Considerations."

   In March 1998, the NAIC adopted the codification of statutory accounting principles project that will generally be applied to all insurance and reinsurance company financial statements filed with insurance regulatory authorities as early as the statutory filings made in 2001. Although the codification is not expected to materially affect many existing statutory accounting practices presently followed by most insurers and reinsurers, there are several accounting practices that may be changed. As of December 31, 2000, we have estimated that, on a consolidated basis, there will be no effect on surplus as a result of the adoption of the codification.

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                    PART III



ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information required by this item is incorporated by reference from the information to be included in our definitive proxy statement for our annual meeting of shareholders to be held in 2001, which we intend to file with the SEC before April 30, 2001, under the following headings: "Election of Directors--Nominees," "--Continuing Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance."


ITEM 11. EXECUTIVE COMPENSATION

   The information required by this item is incorporated by reference from the information to be included in the annual meeting proxy statement under the headings "Executive Compensation" and "Performance Graph."


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by this item is incorporated by reference from the information to be included in the annual meeting proxy statement under the heading "Security Ownership of Certain Beneficial Owners and Management."


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   The information required by this item is incorporated by reference from the information to be included in the annual meeting proxy statement under the headings "Election of Directors--Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions."


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

                               REPORTS ON FORM 8-K

   We filed a report on Form 8-K during the 2000 fourth quarter on November 9, 2000 to report the consummation of our redomestication to Bermuda. We also filed Forms 8-K on (1) December 5, 2000 to report the consummation of our acquisition of Hales and (2) March 15, 2001 to report the consummation of our acquisition of American Independent.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 ARCH CAPITAL GROUP LTD.
                                        (Registrant)


                                 By:  /s/ Peter A. Appel
                                     -------------------------------------------
                                     Name:  Peter A. Appel
                                     Title: President & Chief Executive Officer
March 30, 2001

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

  SIGNATURE                    TITLE                        DATE
  ---------                    -----                        ----

   /s/ Robert Clements *       Chairman and Director        March 30, 2001
  ------------------------
  Robert Clements

   /s/ Peter A. Appel         President and Chief          March 30, 2001
  -----------------------     Executive Officer
  Peter A. Appel              (Principal Executive
                              Officer) and Director

   /s/ W. Marston Becker *    Director                     March 30, 2001
  ------------------------
  W. Marston Becker

   /s/ Debra M. O'Connor      Senior Vice President,       March 30, 2001
  ------------------------    Controller & Treasurer
  Debra M. O'Connor           (Principal Financial and
                              Principal Accounting
                              Officer)

  /s/ Michael P. Esposito, Jr. *   Director                March 30, 2001
  ------------------------------
  Michael P. Esposito, Jr.

   /s/ Lewis L. Glucksman *   Director                     March 30, 2001
  -------------------------
  Lewis L. Glucksman

   /s/ Ian R. Heap *          Director                     March 30, 2001
  -----------------------
  Ian R. Heap

   /s/ Thomas V. A. Kelsey *  Director                     March 30, 2001
  -------------------------
  Thomas V. A. Kelsey

   /s/ Mark D. Mosca *        Director                     March 30, 2001
  -----------------------
  Mark D. Mosca

  SIGNATURE                    TITLE                        DATE
  ---------                    -----                        ----


   /s/ Robert F. Works *      Director                     March 30, 2001
  ------------------------
  Robert F. Works


----------
* By Peter A. Appel, as attorney-in-fact and agent, pursuant to a power of attorney, a copy of which has been filed with the Securities and Exchange Commission as Exhibit 24 to this report.


    /s/ Peter A. Appel
   ---------------------------------------
   Name: Peter A. Appel
   Attorney-in-Fact

                    INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES                                     PAGES
                                                                             -----

  Report of Independent Accountants on Financial Statements.............      F-2

  Consolidated Balance Sheet at December 31, 2000 and 1999..............      F-3

  Consolidated Statement of Income and Comprehensive Income for the
  years ended December 31, 2000, 1999 and 1998..........................      F-4

  Consolidated Statement of Changes in Shareholders' Equity for the
  years ended December 31, 2000, 1999 and 1998..........................      F-5

  Consolidated Statement of Cash Flows for the years ended December 31,
  2000, 1999 and 1998...................................................      F-6

  Notes to Consolidated Financial Statements............................  F-7 - F-43

SCHEDULES

  Report of Independent Accountants on Financial Statement Schedules....      S-1

I.    Summary of Investments Other Than Investments in Related Parties
      at December 31, 2000..............................................      S-2

II.   Condensed Financial Information of Registrant.....................   S-3 - S-5

III.  Supplementary Insurance Information for the years ended December
        31, 2000, 1999 and 1998.........................................      S-6

IV.   Reinsurance for the years ended December 31, 2000, 1999 and 1998..      S-7


Schedules other than those listed above are omitted for the reason that they are not applicable.

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Shareholders of Arch Capital Group Ltd.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income and comprehensive income, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Arch Capital Group Ltd. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




/s/ PricewaterhouseCoopers
Hamilton, Bermuda
February 6, 2001

                       ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEET
                          (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                    DECEMBER 31,
                                                                             ------------------------
                                                                                2000           1999
                                                                             ---------      ---------
ASSETS
Investments:
Fixed maturities (amortized cost:  2000, $37,849; 1999, $270,345)            $  38,475      $ 261,067
Publicly traded equity securities (cost:  2000, $24,987; 1999, $105,747)        51,322        158,631
Privately held securities (cost:  2000, $60,623; 1999, $85,748)                 59,437         83,969
Securities held in escrow (amortized cost:  2000, $20,887)                      20,970
Short-term investments                                                          97,387         72,785
                                                                             ---------      ---------
Total investments                                                              267,591        576,452
                                                                             ---------      ---------

Cash                                                                            11,481          9,457
Accrued investment income                                                        1,432          4,527
Goodwill                                                                         6,111
Investment accounts receivable                                                     993
Deferred income tax asset                                                         8,192         7,834
Premiums receivable                                                                           119,320
Reinsurance recoverable                                                                        73,122
Deferred policy acquisition costs                                                              23,585
Other insurance assets                                                                         36,975
Federal income tax recoverable                                                                  8,758
Other assets                                                                     3,126          4,329
                                                                             ---------      ---------
TOTAL ASSETS                                                                 $ 298,926      $ 864,359
                                                                             =========      =========

LIABILITIES
Reserve for contingent loss of escrowed assets                               $  15,000
Claims and claims expenses                                                                  $ 364,554
Unearned premiums                                                                             108,743
Reinsurance balances payable                                                                   14,666
Other insurance liabilities                                                                    24,541
Other liabilities                                                                8,608          5,341
                                                                             ---------      ---------
TOTAL LIABILITIES                                                               23,608        517,845
                                                                             ---------      ---------

COMMITMENTS AND CONTINGENCIES (SEE NOTE 2 AND NOTE 6)

SHAREHOLDERS' EQUITY
Preferred shares, $.01 par value:
50,000,000 shares authorized (none issued)
Common shares, $.01 par value:
200,000,000 shares authorized
(issued:  2000, 12,708,818; 1999, 17,109,736)                                      127            171
Additional paid-in capital                                                     288,016        342,034
Deferred compensation under share award plan                                      (341)          (317)
Retained earnings (deficit)                                                    (30,916)       (22,175)
Less treasury shares, at cost (1999, 21,766 shares)                                              (387)
Accumulated other comprehensive income consisting of unrealized
appreciation of investments, net of income tax                                  18,432         27,188
                                                                             ---------      ---------
TOTAL SHAREHOLDERS' EQUITY                                                     275,318        346,514
                                                                             ---------      ---------
Total Liabilities & Shareholders' Equity                                     $ 298,926      $ 864,359
                                                                             =========      =========

                 See Notes to Consolidated Financial Statements

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                                YEARS ENDED DECEMBER 31,
                                                                                    ------------------------------------------------
                                                                                        2000              1999              1998
                                                                                    ------------      ------------      ------------
REVENUES
Net premiums written                                                                ($    10,604)     $    306,726      $   234,735
(Increase) decrease in unearned premiums                                                  98,134             4,642          (28,541)
                                                                                    ------------      ------------      -----------
Net premiums earned                                                                       87,530           311,368          206,194
Net investment income                                                                     15,923            20,173           15,687
Gain on sale of reinsurance operations                                                     2,191
Net realized investment gains                                                             16,872            17,227           25,252
                                                                                    ------------      ------------      -----------
     Total revenues                                                                      122,516           348,768          247,133
                                                                                    ------------      ------------      -----------

OPERATING COSTS AND EXPENSES
Claims and claims expenses                                                                76,263           305,841          176,125
Commissions and brokerage                                                                 26,756            80,540           50,537
Reserve for contingent loss of escrowed assets                                            15,000
Other operating expenses                                                                   7,953            14,816           16,452
Foreign exchange (gain) loss                                                               1,159              (198)            (443)
                                                                                    ------------      ------------      -----------
     Total operating costs and expenses                                                  127,131           400,999          242,671
                                                                                    ------------      ------------      -----------

INCOME (LOSS) BEFORE INCOME TAXES, EQUITY IN NET INCOME (LOSS) OF
INVESTEES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE                                      (4,615)          (52,231)           4,462
                                                                                    ------------      ------------      -----------
Federal income taxes:
        Current                                                                                             (9,021)            7,512
        Deferred                                                                           5,425           (10,536)          (7,277)
                                                                                    ------------      ------------      -----------
Income tax expense (benefit)                                                               5,425           (19,557)             235
                                                                                    ------------      ------------      -----------

INCOME (LOSS) BEFORE EQUITY IN NET INCOME (LOSS) OF INVESTEES
AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE                                               (10,040)          (32,674)           4,227
Equity in net income (loss) of investees                                                   1,299               621           (1,136)
                                                                                    ------------      ------------      -----------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE                               (8,741)          (32,053)           3,091
Cumulative Effect of Accounting Change                                                                        (383)
                                                                                    ------------      ------------      -----------
NET INCOME (LOSS)                                                                         (8,741)          (32,436)           3,091
                                                                                    ------------      ------------      -----------
  OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX

  Change in net unrealized appreciation (depreciation) of investments, net
  of tax                                                                                  (8,756)          (19,850)          (7,466)
                                                                                    ------------      ------------      -----------

  COMPREHENSIVE INCOME (LOSS)                                                       ($    17,497)     ($    52,286)     ($    4,375)
                                                                                    ============      ============      ===========

  AVERAGE SHARES OUTSTANDING
  Basic                                                                               13,198,075        17,086,732       17,065,165
  Diluted                                                                             13,198,075        17,086,732       17,718,223

  PER SHARE DATA
  Net Income (Loss) - Basic                                                         ($      0.66)     ($      1.90)     $      0.18
                    - Diluted                                                       ($      0.66)     ($      1.90)     $      0.17
  Comprehensive Income (Loss) - Basic                                               ($      1.32)     ($      3.06)     ($     0.26)
                              - Diluted                                             ($      1.32)     ($      3.06)     ($     0.26)

                 See Notes to Consolidated Financial Statements

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                                                                            YEARS ENDED DECEMBER 31,
                                                                                    ---------------------------------------
                                                                                      2000           1999           1998
                                                                                    ---------      ---------      ---------
COMMON SHARES
Balance at beginning of year                                                        $     171      $     171      $     171
Issuance of common shares                                                                   4
Retirement of common shares                                                               (48)
                                                                                    ---------      ---------      ---------
      Balance at end of year                                                              127            171            171
                                                                                    ---------      ---------      ---------

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of year                                                          342,034        341,878        341,162
Issuance of common shares                                                               5,736            156            716
Retirement of common shares                                                           (59,754)
                                                                                    ---------      ---------      ---------
      Balance at end of year                                                          288,016        342,034        341,878
                                                                                    ---------      ---------      ---------

DEFERRED COMPENSATION UNDER SHARE AWARD PLAN
Balance at beginning of year                                                             (317)        (1,062)        (1,778)
Restricted common shares (issued) cancelled                                            (1,122)           117           (296)
Compensation expense recognized                                                         1,098            628          1,012
                                                                                    ---------      ---------      ---------
      Balance at end of year                                                             (341)          (317)        (1,062)
                                                                                    ---------      ---------      ---------

RETAINED EARNINGS (DEFICIT)
Balance at beginning of year                                                          (22,175)        10,261          7,170
Net income (loss)                                                                      (8,741)       (32,436)         3,091
                                                                                    ---------      ---------      ---------
      Balance at end of year                                                          (30,916)       (22,175)        10,261
                                                                                    ---------      ---------      ---------

TREASURY SHARES, AT COST
Balance at beginning of year                                                             (387)          (284)          (198)
Purchase of treasury shares                                                           (59,415)          (103)           (86)
Retirement of treasury shares                                                          59,802
                                                                                    ---------      ---------      ---------
      Balance at end of year                                                                            (387)          (284)
                                                                                    ---------      ---------      ---------

ACCUMULATED OTHER COMPREHENSIVE INCOME CONSISTING OF UNREALIZED
APPRECIATION OF INVESTMENTS, NET OF INCOME TAX
Balance at beginning of year                                                           27,188         47,038         54,504
Change in unrealized appreciation (depreciation)                                       (8,756)       (19,850)        (7,466)
                                                                                    ---------      ---------      ---------
      Balance at end of year                                                           18,432         27,188         47,038
                                                                                    ---------      ---------      ---------

TOTAL SHAREHOLDERS' EQUITY
Balance at beginning of year                                                          346,514        398,002        401,031
Retirement of treasury shares                                                         (59,802)
Issuance of common shares                                                               5,740            156            716
Change in deferred compensation                                                           (24)           745            716
Net income (loss)                                                                      (8,741)       (32,436)         3,091
Change in treasury shares                                                                 387           (103)           (86)
Change in unrealized appreciation of investments, net of income tax                    (8,756)       (19,850)        (7,466)
                                                                                    ---------      ---------      ---------
      Balance at end of year                                                        $ 275,318      $ 346,514      $ 398,002
                                                                                    =========      =========      =========


                 See Notes to Consolidated Financial Statements

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                          YEARS ENDED DECEMBER 31,
                                                                    ---------------------------------------
                                                                       2000           1999          1998
                                                                    ---------      ---------      ---------
OPERATING ACTIVITIES
Net income (loss)                                                   ($  8,741)     ($ 32,436)     $   3,091
  Adjustments to reconcile net income (loss) to net cash
  provided by (used for) operating activities:
    Liability for claims and claims expenses, net                       7,069        147,897        145,889
    Unearned premiums                                                  (5,226)        (4,642)        28,541
    Premiums receivable                                                10,733        (30,710)       (41,103)
    Accrued investment income                                           3,095         (1,895)           149
    Reinsurance recoverable                                           (11,093)       (31,938)       (31,087)
    Reinsurance balances payable                                       (5,121)         9,270          5,185
    Deferred policy acquisition costs                                     344            (70)        (6,223)
    Net realized investment (gains)/losses                            (11,542)       (17,227)       (25,252)
    Deferred income tax asset                                           6,855        (10,327)        (7,889)
    Reserve for contingent loss of escrowed assets                     15,000
    Other liabilities                                                   8,098         11,695          9,920
    Other items, net                                                   (6,842)       (32,071)       (12,715)
                                                                    ---------      ---------      ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                               2,629          7,546         68,506
                                                                    ---------      ---------      ---------

INVESTING ACTIVITIES
Purchases of fixed maturity investments                              (131,788)      (374,862)      (295,912)
Sales of fixed maturity investments                                   228,456        270,325        254,716
Net sales (purchases) of short-term investments                      (171,173)        41,898        (16,924)
Purchases of equity securities                                        (18,233)       (39,364)      (110,321)
Sales of equity securities                                             89,862         92,045        102,876
Proceeds from sale of reinsurance operations                              517
Sales or disposal (purchases) of furniture and equipment                    6           (338)          (252)
Acquisition of Hales & Company                                         (1,792)
                                                                    ---------      ---------      ---------
NET CASH USED FOR INVESTING ACTIVITIES                                 (4,145)       (10,296)       (65,817)
                                                                    ---------      ---------      ---------

FINANCING ACTIVITIES
Common shares issued                                                    5,740            156            716
Purchase of treasury shares                                             3,430           (103)           (86)
Deferred compensation on restricted shares                             (1,122)           117           (296)
Other equity compensation                                                (120)
Shares issued in connection with acquisition of Hales & Company        (4,388)
                                                                    ---------      ---------      ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                               3,540            170            334
                                                                    ---------      ---------      ---------

Increase (decrease) in cash                                             2,024         (2,580)         3,023
Cash beginning of year                                                  9,457         12,037          9,014
                                                                    ---------      ---------      ---------
Cash end of year                                                    $  11,481      $   9,457      $  12,037
                                                                    =========      =========      =========



                 See Notes to Consolidated Financial Statements

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    FORMATION, CAPITALIZATION AND BUSINESS

   THE COMPANY

   Arch Capital Group Ltd., a Bermuda company with principal offices in Bermuda ("ACGL"), is a diversified financial services holding company, with an emphasis on the insurance sector. ACGL was formed in September 2000 to accomplish the internal reorganization transaction described below involving Arch Capital Group (U.S.) Inc. (formerly known as (i) "Risk Capital Holdings, Inc." from March 1995 to May 8, 2000 and (ii) "Arch Capital Group Ltd." from May 8, 2000 to November 8, 2000), a Delaware holding company formed in March 1995 ("Arch-U.S."). The common shares of ACGL are traded on the Nasdaq National Market under the symbol "ACGL."

   REORGANIZATION

   On November 8, 2000, following the approval of Arch-U.S.'s shareholders, Arch-U.S. completed an internal reorganization that resulted in Arch-U.S. becoming a wholly owned subsidiary of ACGL. As indicated above, ACGL retained the name of "Arch Capital Group Ltd." and Arch-U.S. was renamed "Arch Capital Group (U.S.) Inc." ACGL performs the holding company functions previously conducted by Arch-U.S., and the shareholders of Arch-U.S. have become the shareholders of ACGL. Prior to the reorganization, ACGL had no significant assets or capitalization and had not engaged in any business or prior activities other than in connection with the reorganization. Arch-U.S. remains the holding company for certain United States subsidiaries.

   As used below, the "Company" means ACGL and its subsidiaries, except when referring to periods prior to November 8, 2000, when it means Arch-U.S. and its subsidiaries. Similarly, "Common Shares" means the common shares, par value U.S. $0.01, of ACGL, except when referring to periods prior to November 8, 2000, when it means the common stock of Arch-U.S.

   HISTORY

   Arch-U.S. is a holding company whose wholly owned subsidiary, Arch Reinsurance Company (formerly known as "Risk Capital Reinsurance Company"), a Nebraska corporation ("Arch Re"), was formed to provide reinsurance and other forms of capital for insurance companies. In September 1995, through its initial public offering, related exercise of the underwriters' over-allotment option and direct sales of 16,750,625 Common Shares, at $20 per share, and the issuance of warrants, Arch-U.S. was capitalized with net proceeds of approximately $335.0 million, of which $328 million was contributed to Arch Re. In July 1998, Arch Re capitalized its wholly owned subsidiary, Cross River Insurance Company ("Cross River"), with $20 million. Cross River received its Nebraska license in October 1998, and is currently authorized to write insurance on an excess and surplus lines basis in 22 other states. On May 5, 2000, Arch-U.S. sold the reinsurance operations of Arch Re to Folksamerica Reinsurance Company in the asset sale described below in Note 2. Following the asset sale, the Company has made two acquisitions and has announced a third acquisition in furtherance of its strategy. See Note 2 and Note 15.

   Class A warrants to purchase an aggregate of 2,531,079 Common Shares and Class B warrants to purchase an aggregate of 1,920,601 Common Shares were issued in connection with the direct sales of Common Shares. Class A warrants are immediately exercisable at $20 per share and expire September 19, 2002. Class B warrants are exercisable at $20 per share during the seven-year period commencing September 19, 1998, provided that the Common Shares have traded at or above $30 per share for 20 out of 30 consecutive trading days.

2.    ACQUISITIONS AND DISPOSITIONS

   HALES & COMPANY

   On December 4, 2000, the Company acquired substantially all of the assets of Hales Capital Advisors, LLC, a privately held merchant banking firm specializing in the insurance industry. Founded in 1973, Hales is a merger and acquisition advisor to middle-market insurance organizations and the manager of the general partner of Distribution Partners Investment Capital, L.P., a private equity fund with $51 million of committed capital. Distribution Partners focuses on equity investments in insurance distribution and distribution-related service companies. The purchase price for the Hales assets consisted of 300,000 Common Shares (which shares are subject to a two-year lock-up) and $1.9 million in cash, representing a total purchase price of approximately $6.4 million (based on the closing market price of the Common Shares on December 4). Substantially all of this amount is reflected as goodwill and is being amortized over a period not to exceed 15 years. As part of the acquisition of Hales, the Company has made a commitment of $1.2 million to the general partner of Distribution Partners. See Note 4.

   The Hales business is conducted through our newly-formed subsidiary, Hales & Company Inc. Hales provides merger and acquisition advisory, valuation and capital raising services to its clients. Hales' clients include insurance distributors, insurance companies, banks and other financial institutions with interests in insurance distribution.

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

   Under the terms of the agreement, $20 million has been placed in escrow for a period of five years. Such amounts represent restricted funds that appear under a separate caption entitled "Securities held in escrow" on the Company's consolidated balance sheet at December 31, 2000. These funds will be used to reimburse Folksamerica if the loss reserves (which were $32.3 million at the closing of the asset sale) transferred to it in the asset sale relating to business produced on behalf of Arch Re by a certain managing underwriting agency are deficient as measured at the end of such five-year period or to satisfy certain indemnity claims Folksamerica may have during such period. In connection with the escrow arrangement, the Company will record a loss in an amount equal to any probable deficiency in the related reserve that may become known during or at the end of the five-year period. If such loss reserves are redundant, all of the escrowed funds will be released from escrow to the Company and Folksamerica will pay the Company an amount equal to such redundancy. The agreement also provided that an additional amount of up to $5 million would be placed in escrow for a period of five years to the extent that Arch Re's reserves at closing on all business other than that covered by the $20 million escrow were less by at least a specified amount than those estimated by its independent actuaries. No such supplemental escrow was required.

   As required under the agreement, Folksamerica reported to the Company that adverse development had occurred in the loss reserves subject to the Folksamerica escrow agreement for the period from May 5, 2000 to December 31, 2000. Based on such information and an independent actuarial analysis, the Company recorded in the 2000 fourth quarter a loss contingency of $15 million, on a pre-tax basis, to recognize a probable deficiency in such reserves. The actuarial analysis was based on estimates of claims and claims expenses incurred as of December 31, 2000 and, therefore, the amount ultimately paid may be more or less than such estimate.

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


   The net book value gain resulting from the sale of the Company's reinsurance operations to Folksamerica is calculated as follows (in thousands):

      Consideration received, consisting of the following:
      Total liabilities transferred                                $514,330
      Cash premium received                                          16,920
                                                                   ---------
                                                                    531,250

      Assets transferred                                            478,687
      Amortization of deferred policy acquisition costs              23,242
      Transaction costs                                              21,800
                                                                   ---------
                                                                    523,729
                                                                   ---------

      Pre-tax gain on sale of reinsurance operations                  7,521
      Realized (loss) for securities transferred at market value     (5,330)
                                                                   ---------
      Net pre-tax gain                                                2,191
      Income tax expense (1)                                          4,137
                                                                   ---------
      Net (loss)                                                     (1,946)
      Change in net unrealized appreciation of investments, net       5,330
      of tax
                                                                   ---------

      Comprehensive income and net book value gain                   $3,384
                                                                   =========

(1) The income tax benefit of $1.5 million relating to post-closing adjustments of $4.2 million was offset by an equivalent deferred tax asset valuation allowance. The income tax benefit of $1.9 million relating to the realized loss for securities transferred at market value was offset by an equivalent deferred tax asset valuation allowance.

Transaction costs consist of the following (in millions):

      Severance and other related costs                    $11.0
      Reinsurance costs                                      4.8
      Investment banking, legal and accounting fees          2.3
      Write-off of furniture, equipment and leasehold        1.7
      improvements
      Write-off of lease obligation                          1.3
      Other                                                  0.7
                                                           ------
      Total                                                $21.8
                                                           ======

   As of December 31, 2000, accrued and unpaid transaction costs amounted to approximately $5.8 million. Of such amount, $1.2 million relates to severance and other related costs expected to be paid to employees terminated as of June 30, 2000 during the next 12 months under the Company's severance arrangements; $980,000 relates to the write-off of the Company's lease obligation expected to be paid over the remainder of the lease term expiring in October 2002; and the balance of $3.6 million, primarily related to reinsurance costs, is anticipated to be paid during 2001.

   The GAAP book value of the assets and liabilities transferred to Folksamerica at closing were as follows (in millions):


Fixed maturities, short-term investments and accrued
interest income                                                $249.9
Premiums receivable                                             108.6
Reinsurance recoverable                                          73.2
Deferred policy acquisition costs                                23.2
Deferred income tax asset                                        13.5
Other insurance assets                                           47.0
                                                              --------
Total Assets                                                   $515.4
                                                              --------

Reserve for claims and claims expenses                         $371.6
Net unearned premium reserve                                    103.4
Reinsurance premiums payable                                      9.5
Other insurance liabilities                                      29.8
                                                              --------
Total Liabilities                                              $514.3
                                                              --------

Net book value of assets and liabilities transferred             $1.1
                                                              --------


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


3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   BASIS OF PRESENTATION

   The consolidated financial statements have been prepared in conformity with generally accepted accounting principles ("GAAP") in the United States and include the accounts of ACGL, Arch-U.S., Hales, Arch Re and Cross River. All intercompany transactions and balances have been eliminated in consolidation. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   PREMIUM REVENUES AND RELATED EXPENSES

   With respect to the Company's divested reinsurance operations (see Note 2), premiums were recognized as income on a pro rata basis over the terms of the related reinsurance contracts. These amounts were based on reports received from ceding companies, supplemented by the Company's own estimates of premiums for which ceding company reports had not been received. Unearned premium reserves at December 31, 1999, represent the portion of premiums written that related to the unexpired terms of contracts in force. Certain of the Company's contracts included provisions that adjusted premiums based upon the experience under the contracts. Premiums written and earned as well as related acquisition expenses under those contracts were recorded based upon the expected ultimate experience under those contracts.

   Acquisition costs, which vary with and are primarily related to the acquisition of policies, consisting principally of commissions and brokerage expenses incurred at the time a contract is issued, were deferred and amortized over the period in which the related premiums were earned. Deferred acquisition costs were limited to their estimated realizable value based on the related unearned premiums and took into account anticipated claims and claims expenses, based on historical and current experience, and anticipated investment income.

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

   The estimated fair value of investments in privately held securities, other than those carried under the equity method, is initially equal to the cost of such investments until the investments are revalued based principally on substantive events or other factors which could indicate a diminution or appreciation in value, such as an arm's-length third party transaction justifying an increased valuation or adverse development of a significant nature requiring a write down. The Company periodically reviews the valuation of investments in privately held securities with MMC Capital, Inc. ("MMC Capital"), its equity investment advisor.

   Realized investment gains or losses on the sale of investments are determined by the first-in first-out method and recorded in net income. Unrealized appreciation or depreciation of securities which are carried at fair value is excluded from net income and recorded as a separate component of shareholders' equity, net of applicable deferred income tax.

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

   CLAIMS AND CLAIMS EXPENSES

   Prior to the sale of the Company's reinsurance operations, which is described in Note 2, the reserve for claims and claims expenses consisted of unpaid reported claims and claims expenses and estimates for claims incurred but not reported. These reserves were based on reports received from ceding companies, supplemented by the Company's estimates of reserves for which ceding company reports had not been received, and the Company's own historical experience. To the extent that the Company's own historical experience was inadequate for estimating reserves, such estimates were determined based upon industry experience and management's judgment. The ultimate liability may vary from such estimates, and any adjustments to such estimates were reflected in income in the period in which they became known. Reserves were recorded without consideration of potential salvage or subrogation recoveries which were estimated to be immaterial. Such recoveries, when realized, were reflected as a reduction of claims incurred.

   FOREIGN EXCHANGE

   Prior to the sale of the Company's reinsurance operations, the United States dollar was the functional currency for the Company's foreign business. Gains and losses on the translation into United States dollars of amounts that were denominated in foreign currencies are included in net income. Foreign currency revenue and expenses were translated at average exchange rates during the year. Unhedged monetary assets and liabilities denominated in foreign currencies were translated at the rate of exchange in effect at the balance sheet date.

   INCOME TAXES

   The Company utilizes the balance sheet method of accounting for income taxes. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. A valuation allowance is recorded if it is "more-likely-than-not" that some or all of a deferred tax asset may not be realized.

   COMPREHENSIVE INCOME

   In presenting its consolidated financial statements, the Company has adopted the reporting of comprehensive income in a one financial statement approach, consistent with Statement of Financial Accounting Standard ("SFAS") No. 130. Comprehensive income as shown below is comprised of net income and other comprehensive income, which for the Company consists of the change in net unrealized appreciation or depreciation of investments, net of tax.


                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                  YEARS ENDED DECEMBER 31,
                                                            2000           1999           1998
                                                          --------       --------       --------
Net income (loss)                                         ($ 8,741)      ($32,436)      $  3,091
                                                          --------       --------       --------
Other comprehensive income, net of tax:
Unrealized appreciation (depreciation)
  of investments:
   Unrealized holdings gains (losses)
     arising during period                                     708         (8,652)         8,948
   Less, reclassification adjustment for net
     realized (gains) losses included in net                (9,464)       (11,198)       (16,414)
     income (loss)
                                                          --------       --------       --------
Other comprehensive income (loss)                           (8,756)       (19,850)        (7,466)
                                                          --------       --------       --------
Comprehensive income (loss)                               ($17,497)      ($52,286)      ($ 4,375)
                                                          ========       ========       ========
Comprehensive income (loss) per share:
     Basic and diluted                                    ($  1.32)      ($  3.06)      ($  0.26)
                                                          ========       ========       ========

   EARNINGS PER SHARE DATA

   Earnings per share are computed in accordance with SFAS No. 128, "Earnings per share" (see Note 13 for the Company's earnings per share computations). Basic earnings per share exclude dilution and is computed by dividing income available to common shareholders by the weighted average number of Common Shares outstanding for the periods. Diluted earnings per share reflect the potential dilution that could occur if Class A and B warrants and employee stock options were exercised for Common Shares. When a loss occurs, diluted per share amounts are computed using basic average shares outstanding because including dilutive securities would decrease the loss per share and would therefore be anti-dilutive.

   SEGMENT INFORMATION

   SFAS No. 131 requires certain disclosures about operating segments in a manner that is consistent with how management evaluates the performance of the segment.

   Prior to the sale of the Company's reinsurance operations (see Note 2), the Company operated in one reportable business segment, which was providing property and casualty reinsurance and other forms of capital to insurance and reinsurance companies and making investments in insurance and insurance-related entities on a global basis. This segment included the results of Arch Re and Cross River, and consisted primarily of premiums, claims and claims expenses, other operating expenses and investment results.

   Since the sale of the reinsurance operations, the Company, through its subsidiaries, has operated in one reportable business segment during 2000. The financial results of Hales, which was acquired during December 2000, was not material for the year ended December 31, 2000. See Note 12 for information concerning the Company's business.

   EMPLOYEE STOCK OPTIONS

   The Company follows Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB No. 25") and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123") requires use of option valuation models that were not developed for use in valuing employee stock options (see Note 9).

   Under APB No. 25, no compensation expense is recognized by the Company because the exercise prices of the Company's employee stock options equal the market prices of the underlying stock on the date of grant. In addition, under APB No. 25, the Company does not recognize compensation expense for stock issued to employees under its stock purchase plan.

   In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB No. 25 (the "Interpretation"). The Interpretation became effective July 1, 2000 and is to be applied prospectively (subject to certain exceptions) to all new awards, modifications to outstanding awards, and changes in employee status after that date. While there are certain exceptions to prospective application, the Company has adopted the Interpretation and its requirements are applied prospectively.

   AMORTIZATION OF INTANGIBLE ASSETS

   Goodwill of acquired businesses represents the difference between purchase cost and the fair value of the net assets of acquired businesses and is being amortized on a straight-line basis over the expected life of the related operations acquired which generally does not exceed 15 years. The Company evaluates the recoverability of the carrying value of goodwill related to acquired businesses on an undiscounted basis to ensure it is properly valued. If it is determined that an impairment exists, the excess of the unamortized balance will be charged to earnings at that time. See Note 2.

   In connection with the Company's acquisitions of privately held equity securities recorded under the equity method of accounting, goodwill is amortized on a straight-line basis over 25 years (see Note 4).

   FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

   The costs of furniture and equipment are charged against income over their estimated service lives. Leasehold improvements are amortized over the term of the office lease. Depreciation and amortization are computed on the straight-line method over a period of three to seven years. Maintenance and repairs are charged to expense as incurred.

   Furniture, equipment and leasehold improvements, net of accumulated depreciation and amortization, at December 31, 2000 and 1999 recorded in other assets was $428,000 and $2,479,000, respectively.

   RECLASSIFICATIONS

   The Company has reclassified the presentation of certain prior year information to conform to the current presentation.

   RECENT ACCOUNTING PRONOUNCEMENTS

   DERIVATIVES AND HEDGING

   In June 2000, the FASB issued SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities ("SFAS No. 138")." SFAS No. 138 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which was issued in June 1998, to address a limited number of SFAS No. 133 implementation issues.

   SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and hedging activities, and requires that all derivative financial instruments be recognized in the balance sheet as either assets or liabilities and measured at fair value.

   SFAS No. 133 is effective for fiscal years beginning after June 15, 2000, with initial application as of the beginning of the first quarter of the applicable fiscal year. The Company will adopt this statement in the first quarter of 2001. Generally, the Company has not invested in derivative financial instruments. However, derivatives may be embedded in other financial instruments, such as convertible securities and prepayment options in mortgages. If the embedded derivative meets certain criteria, it must be bifurcated from the host contract and separately accounted for consistent with other derivatives.

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


4.    INVESTMENT INFORMATION

   At December 31, 2000, the Company's cash and investment portfolio totaled $279.1 million, consisting of approximately 13.8% in fixed maturity securities, 7.5% in securities held in escrow under the terms of the Folksamerica transaction (see Note 2), 18.4% in publicly traded equity securities, 21.3% in privately held securities, and 39% in cash and short-term investments. On May 5, 2000, the Company transferred $248.2 million of fixed maturities and short-term investments to Folksamerica in connection with the sale of the Company's reinsurance operations.

   In addition, in connection with the Company's redomestication to Bermuda on November 8, 2000, it restructured its investment portfolio, and approximately $211 million of invested assets previously held by Arch Re were distributed to ACGL.

   NET INVESTMENT INCOME

   The components of net investment income were derived from the following sources:

                                           (IN THOUSANDS)
                                      YEARS ENDED DECEMBER 31,
                                 ---------------------------------
                                   2000         1999         1998
                                 -------      -------      -------

Fixed maturities                 $ 9,728      $14,924      $10,500
Publicly traded equity             1,373        4,019        4,022
securities
Privately held securities            513        1,007          426
Short-term investments             5,167        5,677        4,386
                                 -------      -------      -------
Gross investment income           16,781       25,627       19,334
Investment expenses                  858        5,454        3,647
                                 -------      -------      -------
Net investment income            $15,923      $20,173      $15,687
                                 =======      =======      =======

   REALIZED AND UNREALIZED INVESTMENT GAINS (LOSSES)

   Net realized investment gains (losses) were as follows:

                                                                (IN THOUSANDS)
                                                          YEARS ENDED DECEMBER 31,
                                                   --------------------------------------
                                                     2000           1999           1998
                                                   --------       --------       --------
Fixed maturities                                   ($15,550)      ($ 1,776)      $  1,472
Publicly traded equity securities                    30,088         16,798         16,582
Privately held securities                            (2,996)         2,205          7,198
                                                   --------       --------       --------
Sub-total                                            11,542         17,227         25,252
Add loss on fixed maturities included in
gain on sale of reinsurance operations                5,330
                                                   --------       --------       --------
Sub-total                                            16,872         17,227         25,252
                                                   --------       --------       --------
Income tax expense                                    7,408          6,029          8,838
                                                   --------       --------       --------
Net realized investment gains, net of tax          $  9,464       $ 11,198       $ 16,414
                                                   ========       ========       ========


   In 2000, net realized gains included $11.0 million of pre-tax losses, or $8.7 million, after-tax, recorded during the 2000 fourth quarter resulting from the restructuring of the Company's investment portfolio in connection with its redomestication to Bermuda on November 8, 2000.

   The following tables reconcile estimated fair value and carrying value to the amortized cost of fixed maturities and equity securities:

                                                            (IN THOUSANDS)
                                                           DECEMBER 31, 2000
                                        --------------------------------------------------------
                                        ESTIMATED
                                          FAIR
                                          VALUE
                                           AND           GROSS          GROSS
                                         CARRYING      UNREALIZED     UNREALIZED       AMORTIZED
                                          VALUE          GAINS         (LOSSES)           COST
                                        ---------      ---------       ---------       ---------
Fixed maturities:
 U.S. government and government
   agencies                             $  27,122      $     523       ($     32)      $  26,631
 Mortgage and asset backed securities       5,518             57                           5,461
 Corporate bonds                            5,835             92             (14)          5,757
                                        ---------      ---------       ---------       ---------
 Sub-total                                 38,475            672             (46)         37,849
                                        ---------      ---------       ---------       ---------
Fixed maturities held in escrow -
  municipal bonds                          20,970             84              (1)         20,887
                                        ---------      ---------       ---------       ---------
Equity securities:
  Publicly traded                          51,322         26,335                          24,987
  Privately held                           59,437                         (1,186)         60,623
                                        ---------      ---------       ---------       ---------
  Sub-total equity securities             110,759         26,335          (1,186)         85,610
                                        ---------      ---------       ---------       ---------
  Total                                 $ 170,204      $  27,091       ($  1,233)      $ 144,346
                                        =========      =========       =========       =========


                                                             (IN THOUSANDS)
                                                           DECEMBER 31, 1999
                                        --------------------------------------------------------
                                        ESTIMATED
                                          FAIR
                                          VALUE
                                           AND           GROSS          GROSS
                                         CARRYING      UNREALIZED     UNREALIZED       AMORTIZED
                                          VALUE          GAINS         (LOSSES)           COST
                                        ---------      ---------       ---------       ---------
Fixed maturities:
  U.S. government and government
    agencies                            $  41,095      $       3       ($  1,673)      $  42,765
  Municipal bonds                          52,245            136            (308)         52,417
  Mortgage and asset backed
    securities                             27,298              3          (1,129)         28,424
  Corporate bonds                         136,838            484          (6,694)        143,048
  Foreign governments                       3,591                           (100)          3,691
                                        ---------      ---------       ---------       ---------
  Sub-total fixed maturities              261,067            626          (9,904)        270,345
Equity securities:
  Publicly traded                         158,631         66,724         (13,840)        105,747
  Privately held                           83,969                         (1,779)         85,748
                                        ---------      ---------       ---------       ---------
  Sub-total equity securities             242,600         66,724         (15,619)        191,495
                                        ---------      ---------       ---------       ---------
  Total                                 $ 503,667      $  67,350       ($ 25,523)      $ 461,840
                                        =========      =========       =========       =========

   At December 31, 2000, all of the Company's equity investments were in securities issued by insurance and reinsurance companies or companies providing services to the insurance industry.

   At December 31, 2000, the publicly traded equity portfolio consisted of the following investments:

                                                              (IN THOUSANDS)
                                                            DECEMBER 31, 2000
                                                 ---------------------------------------
                                                ESTIMATED
                                                FAIR VALUE        NET
                                                   AND         UNREALIZED
                                                 CARRYING        GAINS
                                                  VALUE         (LOSSES)          COST
                                                 -------         -------         -------
      COMMON STOCK:
ACE Limited                                      $13,724         $ 5,582         $ 8,142
XL Capital Ltd.                                   22,718          13,842           8,876
Farm Family Holdings, Inc.                         1,308             396             912
IPC Holdings, Ltd.                                   498                             498
Meadowbrook Insurance Group                        1,458                           1,458
Metropolitan Life Insurance Company                7,700           4,309           3,391
Renaissance Re                                     3,916           2,206           1,710
                                                 -------         -------         -------
         Total                                   $51,322         $26,335         $24,987
                                                 =======         =======         =======


   As of December 31, 2000, the Company recorded a pre-tax realized loss of $1.7 million that adjusted the cost basis of the Company's investments in IPC Holdings, Ltd. and Meadowbrook Insurance Group to a new cost basis that equaled their respective fair values and carrying values at December 31, 2000, which represented an "other than temporary" decline in their market values. Such write-downs resulted in a charge to net realized losses and a corresponding increase in the change in other comprehensive income. The Company classifies all of its publicly traded equity securities as "available for sale" and, accordingly, they are carried at estimated fair value (see Note 3). As long as the Company continues to hold these securities, their carrying values will be adjusted to reflect current market values.

   At December 31, 2000, privately held securities consisted of the following:

                                                                         (IN THOUSANDS)
                                                                           DECEMBER 31,
                                                      PERCENTAGE     -----------------------
                                                       OWNERSHIP       2000           1999
                                                        -------      -------         -------
      CARRIED UNDER THE EQUITY METHOD:
The ARC Group, LLC                                       27.0%       $ 8,468         $ 8,687
Arx Holding Corp.                                        35.2%         3,514           2,654
Island Heritage Insurance Company, Ltd.                  33.4%         4,534           4,356
LARC Holdings, Ltd.                                      23.9%                        24,039
New Europe Insurance Ventures                            14.6%           642             819
Sunshine State Holding Corporation                       23.0%         1,766           1,885
                                                                     -------         -------
   Sub-total                                                          18,924          42,440
                                                                     -------         -------

      CARRIED AT FAIR VALUE:
Altus Holdings, Ltd.                                     27.9%        16,000          19,173
American Independent Holding Company                                   7,350           4,250
Distribution Investors, LLC                               2.5%           100
GuideStar Health Systems, Inc.                            2.6%           250             500
Sorrento Holdings, Inc.                                                                1,517
Stockton Holdings Limited                                 1.7%        10,000          10,000
Trident II, L.P.                                          2.0%         6,813           6,089
                                                                     -------         -------
   Sub-total                                                          40,513          41,529
                                                                     -------         -------
   Total                                                             $59,437         $83,969
                                                                     =======         =======


   The Company had investment commitments relating to its privately held securities in the amounts of $22.6 million and $23.2 million at December 31, 2000 and 1999, respectively.

   Outstanding commitments at December 31, 2000 include the remaining $18.2 million committed to Trident II, L.P., an investment fund established by MMC Capital dedicated to making private equity and equity related investments in the global insurance, reinsurance and related industries, and $1.2 million to Distribution Investors, LLC, the general partner of Distribution Partners Investment Capital, L.P., a private equity fund investing in insurance distribution entities which is affiliated with the Company and Hales.

   Goodwill in privately held equity securities at December 31, 2000 and 1999 was $7,994,000 and $8,931,000, respectively. Amortization of goodwill included in equity in net income (loss) of investees in 2000, 1999 and 1998, was approximately $400,000, $400,000 and $1,000,000, respectively.

   Set forth below is certain information relating to each of the Company's investments and investment commitments in privately held securities at December 31, 2000.

   INVESTMENTS CARRIED UNDER THE EQUITY METHOD:

   THE ARC GROUP, LLC

   In 1997, the Company acquired a 27.0% economic and voting interest in The ARC Group, LLC ("ARC"), a Long Island-based wholesaler of specialty insurance, for approximately $9.5 million. ARC, founded in 1986, is an independent wholesale insurance broker and managing general agent specializing in the placement of professional liability insurance, primarily directors and officers liability coverage. The Company is a co-investor with Marsh & McLennan Risk Capital Holdings, Ltd. ("MMRCH"), MMC Capital's parent, and ARC's founders, who continue to have managerial control over the daily operations.

   The Company records its equity in the operating results of ARC on a two-month lag basis.

   The Company has received cumulative distributions from ARC in the amount of $6.5 million, which have been recorded as reductions to the carrying value of the investment.

   For the years ended 2000, 1999 and 1998, the Company's equity in net income, net of goodwill amortization and net of tax, was $1.1 million, or $0.08 per share, $827,000, or $0.05 per share, and $1.0 million, or $0.06 per share, respectively.

   ARX HOLDING CORP.

   In December 1997, the Company acquired a 35.2% economic and voting interest in Arx Holding Corp. ("ARX"), a Florida-based company, for $2,425,000. ARX, through its wholly owned subsidiary American Strategic Insurance Corp., underwrites homeowners policies in the State of Florida produced in the open market, and may also seek to offer other lines of insurance in Florida and other states.

   Prior to the sale of the Company's reinsurance operations on May 5, 2000 (see
Note 2), the Company provided reinsurance for ARX. A subsidiary of XL is a co-investor in ARX and provides reinsurance for ARX.

   The Company's net premiums written and net premiums earned from business developed by ARX were $55,638 and $1.1 million, respectively, for the period January 1, 2000 through May 5, 2000, $8.2 million and $5.6 million, respectively, in 1999 and $2.8 million and $1.1 million, respectively, in 1998.

   The Company records its equity in the operating results of ARX on a quarter-lag basis.

   For the years ended 2000, 1999 and 1998, the Company's equity in net income
(loss), net of goodwill amortization and net of tax, was $467,000, $282,000 and ($63,000), respectively.

   ISLAND HERITAGE INSURANCE COMPANY, LTD.

   In 1996, the Company acquired a 33.4% economic interest (9.75% voting interest) in Island Heritage Insurance Company, Ltd. ("Island Heritage"), a Cayman Islands insurer, for an aggregate purchase price of $4.5 million, which was funded through $1.7 million in cash and a trust account in an amount equal to $2.8 million. Island Heritage commenced operations in May 1996 as an insurer which writes high value personal and commercial property insurance in the Caribbean. Certain directors of the Company and other investors invested in the securities of Island Heritage at the same per share price as that paid by the Company.

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

   Upon the Company's redomestication to Bermuda, Arch-U.S. distributed its investment in Island Heritage to ACGL, Arch-U.S.'s Bermuda parent. Prior to the distribution, the Company had recorded cumulative equity in net loss in Island Heritage of $1.1 million and a related deferred tax asset of $385,000. Since the cumulative equity in net loss recognized in financial income will not be deductible in future U.S. tax returns, the Company wrote-off the associated deferred tax asset during the 2000 fourth quarter. Since the distribution, the Company recorded equity in net income of Island Heritage of $65,000. Such income is included in foreign source income and is not subject to U.S. income tax. See
Note 10.

   For the year ended 2000, the Company's equity in net income was $178,000 on a pre-tax basis and, after recording the deferred tax asset write-off, the Company's after-tax equity in net loss was $235,000 or $0.02 per share.

   For the year ended 1999, the Company's equity in net income, net of tax, was $153,400, or $0.01 per share. For the year ended 1998, the Company's equity in net loss, net of tax, was $551,850, or $0.03 per share.

   LARC HOLDINGS, LTD.

   In 1997, the Company acquired shares and warrants representing a 23.9% economic interest (9.9% voting interest) in LARC Holdings, Ltd. ("LARC"), a newly formed holding company located in Bermuda, for $24.5 million. LARC, through its wholly owned Bermuda subsidiary, Latin American Reinsurance Company, Ltd. ("LARe"), provides multi-line reinsurance to the Latin American reinsurance market, emphasizing short-tail, multi-peril property reinsurance and, to a limited extent, casualty, marine, aviation and other lines of reinsurance.

   The Company co-invested with a subsidiary of XL, which holds a majority interest in LARC, and the founders of LARC.

   The investment in LARC was recorded under the equity method of accounting since the Company believed it had the ability to exercise significant influence over the operating and financial policies of LARC due to the Company's participation on the Board of Directors and through certain consent rights attaching to the Company's holdings of non-voting shares.

   The Company recorded its equity in the operating results of LARC on a quarter-lag basis.

   On March 2, 2000, in connection with the Company's repurchase from XL of the Common Shares it previously held, the Company transferred to XL the Company's interest in LARC, valued at $25 million, and recognized a net book value gain of $300,000. See Note 13.

   For the year ended 1999, the Company's equity in net loss, net of goodwill amortization and net of tax, was $113,750, and for the year ended 1998 the Company's equity in net income, net of goodwill amortization and net of tax was $531,700.

   NEW EUROPE INSURANCE VENTURES

   In 1997, the Company, through a wholly owned special purpose subsidiary, committed to pay $5 million over the long term to fund its partnership interest, currently at 14.6%, in New Europe Insurance Ventures ("NEIV"), a Scottish limited partnership that targets private equity investments in insurance and insurance-related companies in Eastern Europe.

   The Company records its participation in this partnership under the equity method of accounting and applies the specialized accounting practices for investment companies. Unrealized gains and losses on private equity investments, consisting mostly of foreign exchange fluctuations, are recorded in the income statement when such investments are revalued into United States dollars each quarter.

   During June 2000, the partners of NEIV determined to attempt to sell NEIV's current investment holdings, and that further investments in existing portfolio companies may be made but only on an exception basis and as part of a clear exit strategy.

   The $642,000 investment balance at December 31, 2000 is composed of five investments in Eastern Europe in insurance related companies. The Company's unfunded commitment remaining at December 31, 2000 was approximately $3.2 million.

   The Company records its equity in the operating results of NEIV on a quarter-lag basis. For the years ended 2000, 1999 and 1998, the Company's equity in net loss, net of tax, was $127,200, $345,150 and $141,700, respectively.

   SUNSHINE STATE HOLDING CORPORATION

   In 1997, the Company acquired a 21.5% economic and voting interest in Sunshine State Holding Corporation ("Sunshine State"), a newly formed Florida-based company, for $1.4 million.

   Sunshine State and its subsidiaries, which includes Sunshine State Insurance Company, a Florida domiciled insurer, underwrite homeowners policies in the State of Florida obtained from the Florida Residential Property and Casualty Joint Underwriting Association in accordance with the Market Challenge Program of the Florida Department of Insurance. Sunshine State also insures homeowners policies produced through the open market and offers other lines of insurance in Florida and other states. In connection with the investment, the Company provided reinsurance for Sunshine State prior to the sale of the Company's reinsurance operations on May 5, 2000 (see Note 2). A subsidiary of XL invested in Sunshine State and provides reinsurance for Sunshine State.

   The Company records its equity in the operating results of Sunshine State on a quarter-lag basis.

   The Company's net premiums written and net premiums earned from business developed by Sunshine State were $2.2 million and $2.3 million, respectively, for the period January 1, 2000 through May 5, 2000, $6.6 million and $5.6 million, respectively, in 1999 and $3.9 million and $4.5 million, respectively, in 1998.

   For the years ended 2000, 1999 and 1998, the Company's equity in net income, net of tax, was $109,000, $179,000 and $171,600, respectively.

   INVESTMENTS CARRIED AT FAIR VALUE:

   ALTUS HOLDINGS, LTD.

   In 1998, the Company purchased for $10 million an approximately 28.6% economic interest (9.9% voting interest) in Altus Holdings, Ltd. ("Altus"), a new Cayman Islands company formed to provide rent-a-captive and other underwriting management services for risks of individual corporations and insurance programs developed by insurance intermediaries. The Company's investment was funded two-thirds in cash and one-third through a letter of credit. The balance of the $35 million of initial capital invested in Altus was contributed by The Trident Partnership, L.P. ("Trident"), XL, MMRCH and members of Altus' management. During 1998, the Company issued a letter of credit in the amount of $5.8 million for Trident's unfunded investment commitment in Altus for an annual fee of $58,000, or 100 basis points on the letter of credit amount.

   In May 1999, Altus acquired First American Financial Corporation ("First American") in a share exchange, which closed in July 1999 upon receipt of regulatory approval. First American, a Missouri-based company, through its wholly owned subsidiaries including First American Insurance Company, underwrites specialty vehicle property and casualty insurance coverages with emphasis placed on collateral protection. The Company had a 35.5% voting and economic interest in First American prior to its acquisition by Altus.

   During the 1999 second quarter, the Company reclassified its investment in First American from the equity method of accounting to an investment accounted for at fair value. At June 30, 1999, the carrying value of First American was adjusted to $9.3 million in order to reflect the transaction value due to the acquisition by Altus, which resulted in the Company recording an after-tax realized loss of $0.7 million.

   In July 1999, the Company and Trident funded their investment commitments to Altus (previously secured by letters of credit) of $3.3 million and $5.8 million, respectively, and XL redeemed its shares in Altus at their original cost. After Altus' acquisition of First American, such additional funding and the XL redemption, the Company's economic ownership in Altus decreased from 28.6% to 28% (9.9% voting interest). During 2000, pursuant to a purchase price adjustment relating to Altus' acquisition of First American, the Company's economic ownership in Altus decreased to 27.9%.

   In the 2000 first quarter, the Company reduced the carrying value of Altus by $3.2 million, realizing an after-tax loss of $2.1 million. In reducing the carrying value of Altus, the Company, in consultation with its investment advisor, took into account the 1999 financial results of Altus and certain other factors, and based such write-down on a conservative valuation of Altus' economic book value at December 31, 1999.

   Upon the Company's redomestication to Bermuda, Arch-U.S. distributed its investment in Altus to ACGL, its Bermuda parent. Prior to the distribution, the Company recorded cumulative losses in Altus and First American of $4.3 million and a related deferred tax asset of $1.5 million. Since the cumulative loss recognized in financial income will not be deductible in future U.S. tax returns, the Company wrote-off the $1.5 million deferred tax asset during the 2000 fourth quarter. See Note 10.

   On March 23, 2001, the Company entered into a definitive agreement to acquire all of the remaining ownership interests in Altus.

   AMERICAN INDEPENDENT INSURANCE HOLDING COMPANY

   In 1999, the Company loaned $5 million to American Independent Insurance Holding Company ("AIHC"). The promissory note was secured by a second priority pledge of the capital stock of AIHC and the assets of AIHC, and had a maturity date of January 2003. The Company accrued interest at rates per annum that approximated 6%, depending on the investment returns on proceeds of the loan which were invested by AIHC on the Company's behalf. Principal and interest repayments were subject to prior approval by the Pennsylvania Department of Insurance. In consideration for the loan, the Company was issued warrants granting the Company the right to acquire equity in AIHC.

   In connection with this investment and the Company's prior $3.6 million loan commitment to AIHC (which commitment expired on December 31, 1998), the Company had the option to write an aggregate amount of premiums of at least approximately $375 million over the next seven to eight-year period, subject to the amount of business written by American Independent Insurance Company ("AIIC"). This option was transferred to Folksamerica in connection with the sale of the Company's reinsurance operations on May 5, 2000 (see Note 2). From inception through May 5, 2000, premiums written by the Company under these arrangements with AIHC and its insurance subsidiary, AIIC, totaled $123.7 million. The Company's net premiums written and net premiums earned from business developed by AIIC were $16.6 million and $9.5 million, respectively, for the period January 1, 2000 through May 5, 2000, $39.2 million and $43.7 million, respectively, in 1999 and $42 million and $36 million, respectively, in 1998.

   On March 6, 2000, the Company provided an additional loan in the principal amount of $3.5 million to AIHC. The loan was secured by a second priority pledge of the capital stock of AIHC and assets of AIHC, and had a maturity date of September 6, 2001. The net proceeds of the loan were contributed to the surplus of AIHC's subsidiary, AIIC. In connection with the loan, the Company was issued warrants (in addition to the warrants issued to the Company in connection with a prior loan to AIHC) granting the Company the right to acquire equity in AIHC.

   Aggregate interest income recorded for the years ended December 31, 2000 and 1999 for the Company's loans to AIHC was $471,000 and $148,000, respectively.

   As of December 31, 2000, based on a comparison of the AIHC notes to bonds with similar characteristics, the Company has a $1.1 million pre-tax unrealized loss adjusting the aggregate carrying value of $8.5 million in loans made to AIHC. Approximately $350,000 of such unrealized loss was recorded in the 2000 first quarter and $750,000 was recorded in 1999.

   On February 28, 2001, the Company completed a reorganization transaction pursuant to which the Company acquired all of the common stock of AIHC. In connection with the acquisition, the Company's outstanding loans to AIHC were contributed to AIHC's capital and the Company also returned certain warrants to purchase shares of AIHC. See Note 15--Subsequent Events.

   DISTRIBUTION INVESTORS, LLC

   In connection with the Company's acquisition of Hales (see Note 2), the Company has committed to invest $1.2 million as a member of Distribution Investors, LLC, which is the general partner of Distribution Partners Investment Capital, L.P., a private equity fund affiliated with Hales. As part of the transaction, the Company also acquired Hales' existing $100,000 investment in Distribution Investors. Distribution Partners, at $51 million committed capital, focuses on equity investments of $3 million to $10 million in insurance distribution and distribution-related service companies.

   GUIDESTAR HEALTH SYSTEMS, INC.

   In 1997, the Company acquired a 2.6% economic and voting interest in GuideStar Health Systems, Inc. ("GuideStar"), an Alabama-based managed care organization, for $1 million.

   Founded in late 1995, GuideStar provides comprehensive managed care services to employers and individuals through strategic alliances with selected insurance companies and health care providers. GuideStar develops health care provider networks, and provides claims processing, customer relations and comprehensive utilization management services.

   In consultation with its investment advisor, the Company reduced the carrying value of GuideStar in 1999 to $500,000 and in 2000 to $250,000, realizing after-tax losses of $325,000 and $162,500, respectively.

   SORRENTO HOLDINGS, INC.

   In 1998, the Company purchased for $5 million 5,000 shares of redeemable preferred stock of Sorrento Holdings, Inc. ("Sorrento"). The preferred shares accrued interest at the rate of 6% per annum and were subject to mandatory redemptions through December 31, 2000. Sorrento's obligation to redeem the preferred shares was secured by an irrevocable letter of credit.

   For the year ended December 31, 1999, the Company received $3.7 million from Sorrento for the redemption of 3,483 shares of preferred stock, which redemption amount included a payment of $1,000 per share and dividends of approximately $233,000.

   In September 2000, Sorrento had redeemed all of the Company's preferred shares in Sorrento. During the nine-month period ended September 30, 2000, the Company received $1,548,000 from Sorrento for the redemption of 1,517 shares of preferred stock, which redemption amount included a payment of $1,000 per share and interest income at 6%.

   Sorrento was formed by Clarendon National Insurance Company ("Clarendon") and the Arrowhead Group ("Arrowhead"), a managing agency. In connection with the issuance of the preferred shares, the Company provided reinsurance to Clarendon in respect of automobile physical damage policies for the period through the sale of the Company's reinsurance operations on May 5, 2000 (see Note 2). The Company's net premiums written and net premiums earned from business developed by Arrowhead were $10 million and $10 million, respectively, for the period January 1, 2000 through May 5, 2000, and $30 million and $22.5 million, respectively, in 1999.

   STOCKTON HOLDINGS LIMITED

   In June 1998, the Company acquired for $10 million a 1.7% interest in Stockton Holdings Limited ("Stockton"), a Cayman Islands insurance holding company. Stockton conducts a world-wide reinsurance business through its wholly owned subsidiary Stockton Reinsurance Limited, a Bermuda-based reinsurance company writing specialty risks with a focus on finite products. The Company's investment was made as part of a private placement by Stockton.

   During 1999, the Company received a dividend distribution from Stockton of $157,000.

   TRIDENT II, L.P.

   On June 4, 1999, the Company committed to invest $25 million as a limited partner of Trident II, L.P. ("Trident II"), a partnership managed by MMC Capital. Trident II makes private equity and equity-related investments in the global insurance, reinsurance and related industries. The fund targets investments in existing companies that are in need of growth capital or are under performing as well as in newly formed companies.

   The term of Trident II expires in 2009. However, the term may be extended for up to a maximum of three one-year periods at the discretion of MMC Capital to permit orderly dissolution.

   During the first six years of the fund, the Company will pay an annual management fee, payable semi-annually in advance, equal to 1.5% of the Company's aggregate $25.0 million commitment as well as a percentage of cumulative net gains on invested funds. After such six-year period, the annual management fee will be 1.5% of the aggregate funded commitments.

   As of December 31, 2000, the Company had funded $6.8 million of its investment commitment to Trident II. During the year ended December 31, 2000, the Company received a return of capital of $2.1 million, a return of expenses of $42,000, and a distribution of profits of $764,000. At December 31, 2000, the Company's outstanding commitment to Trident II was $18.2 million. Fees and expenses of $375,000 and $250,000 were paid in 2000 and 1999, respectively, to MMC Capital relating to its management of Trident II.

   FIXED MATURITIES

   Contractual maturities of fixed maturities at December 31, 2000 are shown below. Expected maturities, which are management's best estimates, will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                      (IN THOUSANDS)
                                                     DECEMBER 31, 2000
                                                ----------------------------
                                                ESTIMATED
                                                  FAIR           AMORTIZED
                                                  VALUE             COST
                                                --------          --------
      Available for sale:
         Due in one year or less                 $7,296            $7,295
         Due after one year through five
           years                                 23,027            22,767
         Due after five years through 10
           years                                  2,108             2,019
         Due after 10 years                      21,496            21,194
                                                --------         ---------
         Sub-total                               53,927            53,275
         Mortgage and asset-backed
           securities                             5,518             5,461
                                                --------         ---------
      Total                                     $59,445           $58,736
                                                ========         =========

   As of December 31, 2000, the weighted average contractual and expected maturities of the fixed maturity investments, based on fair value, were 8.7 years and 2.9 years, respectively.

   Proceeds from the sale of fixed maturities during 2000, 1999 and 1998 were approximately $228 million, $270 million and $255 million, respectively. Gross gains of $1,097,000, $1,522,000 and $2,242,000 were realized on those sales during 2000, 1999 and 1998, respectively. Gross losses of $16,647,000 (of which $7,611,000 million related to losses resulting from restructuring the Company's investment portfolio in connection with its redomestication to Bermuda in November 2000), $3,298,000 and $770,000 were realized during 2000, 1999 and
1998, respectively.

   Approximately 100% of fixed maturity investments held by the Company at December 31, 2000 were considered investment grade by Standard & Poor's Corporation or Moody's Investors Service, Inc.

   There are no investments in any entity in excess of 10% of the Company's shareholders' equity at December 31, 2000 other than investments issued or guaranteed by the United States government or its agencies.

   SECURITIES PLEDGED AND ON DEPOSIT

   At December 31, 2000, securities with a face amount of $7.6 million were on deposit with the Insurance Department of the State of Nebraska and other states in order to comply with insurance laws.


5.    AGREEMENTS WITH RELATED PARTIES

   INVESTMENT ADVISORY AGREEMENTS

   Effective July 1, 1999, the Company amended its investment advisory agreement with MMC Capital, which governs management of the Company's portfolio of public equity securities ("Public Portfolio") and a portion of its portfolio of privately held equity securities, primarily in issuers engaged in, or providing services to, the insurance and reinsurance business ("Private Portfolio"). MMC Capital is also an investment advisor to Trident, a dedicated insurance industry private equity fund organized by MMC Capital and other sponsors. MMC Capital's direct parent, MMRCH, owns 1,395,625 shares, or approximately 11% of the outstanding Common Shares, and Class A warrants and Class B warrants to purchase 905,397 and 1,770,601 Common Shares, respectively. At December 31, 2000, Trident owns 250,000 shares, or approximately 2%, of the outstanding Common Shares, and Class A warrants to purchase 1,386,079 Common Shares.

   Pursuant to the amended agreement, which has a term of four years (subject to renewal or early termination under certain circumstances), MMC Capital provides the Company with investment management and advisory services with respect to investments in the Private Portfolio whose value exceeds (i) $10 million during the first year of the term, (ii) $15 million during the second year of the term, and (iii) $20 million during the third and fourth years of the term. Under such amendments, the Company pays MMC Capital an annual fee equal to (x) 20% (previously 7.5%) of cumulative net realized gains including dividends, interest and other distributions, received on the Private Portfolio over (y) cumulative compensation previously paid in prior years on cumulative net realized gains (as defined in the agreement) on the Private Portfolio managed by MMC Capital, but the Company will not pay MMC Capital a management fee (previously 1.5% per annum of the quarterly carrying value of the Private Portfolio). With respect to the management of the Company's Public Portfolio, the Company pays MMC Capital a fee equal to 0.50% of the first $50 million under MMC Capital's management and 0.35% of all amounts in excess of $50 million (subject to a minimum fee of $250,000 per annum). Fees incurred under the agreements during fiscal years 2000, 1999 and 1998 were approximately $298,000, $1.5 million and $2.7 million, respectively. In addition, in 1999 and 1998, unrealized appreciation in the Private Portfolio is net of accrued fees of approximately $256,000 and $2.2 million, respectively.

   In connection with its amended investment advisory agreement with MMC Capital, the Company receives from MMC Capital $1.25 million per annum during the initial four-year term, subject to certain conditions.

   In May 1999, the Company transferred the management of the fixed income and short-term cash portfolios from The Putnam Advisory Company, Inc. ("Putnam"), an affiliate of MMC Capital, to Alliance Capital. For the fixed income securities portfolio, the Company paid to Putnam a fee equal to the sum of 0.35% per annum of the first $50 million of the market value of the portfolio, 0.30% per annum on the next $50 million, 0.20% per annum on the next $100 million and 0.15% per annum of the market value of assets that exceeds $200 million. For the short-term cash portfolio, the Company paid a fee equal to 0.15% per annum of the total monthly average market value. Fees incurred under the Putnam agreement for the period in 1999 and 1998 were approximately $173,000 and $461,000, respectively.

   REINSURANCE TREATIES

   Prior to the sale of the Company's reinsurance operations on May 5, 2000 (see
Note 2), in addition to business assumed from insurance companies where the Company had a private equity investment as described in Note 4, the Company also assumed premiums written and premiums earned of $1.6 million and $1.9 million, respectively, for the period January 1, 2000 through May 5, 2000, $5.2 million and $5.3 million, respectively, in 1999, and $3.3 million and $3.4 million, respectively, in 1998 from XL, which owned 4,755,000 Common Shares prior to the share repurchase described in Note 13, or approximately 27.8% of the outstanding Common Shares, and premiums written and premiums earned of $4.9 million and $4.9 million, respectively, for the period January 1, 2000 through May 5, 2000, $17.4 million and $17.3 million, respectively, in 1999 and $18.5 million and $20.7 million, respectively, in 1998 from insurance companies majority-owned by Trident.

   OTHER TRANSACTIONS

   Commencing in 1996, MMC Capital subleased office space from the Company for a term expiring in October 2002. Future minimum rental income, exclusive of escalation clauses and maintenance costs, under the remaining term of the sublease will be approximately $1,891,000. Rental income for 2000 was $636,000 and $430,000 in each of 1999 and 1998.

   In addition, in 1999 and 1998, MMC Capital reimbursed the Company approximately $1,000 and $11,000 (net of $59,000 and $89,000 for certain sublease income allocated to MMC Capital) for their pro-rata share of improvement and maintenance costs under the sublease.

   During 1999, the Company committed to invest $25 million as a limited partner in Trident II, a partnership managed by MMC Capital, and, during 2000, the Company committed to invest $1.2 million as a member of the general partner of a fund affiliated with Hales. See Note 4.

   On March 2, 2000, the Company repurchased from XL Capital, then its single largest shareholder, all of the Common Shares held by XL Capital in a transaction described in Note 13.

   Prior to sale of the Company's reinsurance operations on May 5, 2000, affiliates of MMC Capital's ultimate parent, Marsh & McLennan Companies, Inc. ("Marsh"), acted as reinsurance intermediaries to Arch Re as indicated in Note
12. The Company has also utilized affiliates of Marsh as insurance brokers for the Company's insurance needs.

   In addition, the Company has made investments in entities in which affiliates of Marsh, Trident and XL Capital have invested. See Note 4.


6.    COMMITMENTS

   LEASES

   At December 31, 2000, the future minimum rental commitments, exclusive of escalation clauses and maintenance costs and net of rental income for all of the Company's operating leases with remaining non-cancelable terms in excess of one year are as follows:

                                            (IN THOUSANDS)
                                            ----------------
                            2001                  $294
                            2002                   319
                            2003                   207
                            2004                   166
                            2005                   128
                            Thereafter             358
                                                ------

                                                $1,472
                                                ======

   All of these leases are for the rental of office space, with expiration terms that range from 2001 to 2009. During 2000, 1999 and 1998, rental expense, net of income from subleases, was approximately $190,000, $576,000 and $576,000, respectively.

   EMPLOYMENT AGREEMENTS AND SEVERANCE ARRANGEMENTS

   Under the terms of employment with its executive officers, the Company or such officers may terminate their employment at any time. Such employment arrangements provide for compensation in the form of base salary, annual bonus, stock-based awards, participation in the Company's employee benefit programs and the reimbursements of expenses.

   The sale of the Company's reinsurance operations on May 5, 2000 constituted a change in control for purposes of the change in control and other benefit and employment arrangements that existed on such date. Under these arrangements, all unvested stock options and shares of restricted stock held by employees and the members of the board of directors (other than the Chairman of the Board) vested in connection with the asset sale. See Note 2.

   Following the asset sale, the Company has a program for certain executives that provides for certain severance payments, immediate vesting of restricted stock grants and option awards and continuation of benefits in the event of termination of employment resulting from a change in control. The extent of such payments depends on the position of the executive.


7.    CLAIMS AND CLAIMS EXPENSES

   The reconciliation of claims and claims expense reserves is as follows:

                                                                   (IN THOUSANDS)
                                                                     DECEMBER 31,
                                                        2000              1999              1998
                                                     ---------         ---------         ---------
At beginning of year:
  Gross claims and claims expense reserves           $ 364,554         $ 216,657         $  70,768
  Reinsurance recoverables                              55,925            30,468
                                                     ---------         ---------         ---------
   Net claims and claims expense reserves              308,629           186,189            70,768
Net claims and claims expenses incurred
  relating to:
  Current year                                          73,563           275,455           178,957
  Prior year                                             2,700            30,386            (2,832)
                                                     ---------         ---------         ---------
   Total                                                76,263           305,841           176,125
Net paid claims and claims expenses incurred
  relating to:
  Current year                                         311,330            95,367            41,910
  Prior year                                            73,562            88,034            18,794
                                                     ---------         ---------         ---------
   Total                                               384,892           183,401            60,704
At end of year:
  Net claims and claims expense reserves                    --           308,629           186,189
  current year
  Reinsurance recoverables                                  --            55,925            30,468
                                                     ---------         ---------         ---------
   Gross claims and claims expense reserves          $      --         $ 364,554         $ 216,657
                                                     =========         =========         =========


   The Company believes that its exposure, if any, to environmental impairment liability and asbestos-related claims was minimal since no business had been written for periods prior to 1996.

Subject to the following, the Company believes that the reserves for claims and claims expenses were adequate to cover the ultimate cost of claims and claims expenses incurred through the sale of its reinsurance operations on May 5, 2000 (see Note 2). The reserves were based on estimates of claims and claims expenses incurred. The inherent uncertainties of estimating claims and claims expense reserves are exacerbated for reinsurers by the significant periods of time (the "tail") that often elapse between the occurrence of an insured claim, the reporting of the claim to the primary insurer and, ultimately, to the reinsurer, and the primary insurer's payment of that claim and subsequent indemnification by the reinsurer. As a consequence, actual claims and claims expenses paid may deviate, perhaps materially, from estimates reflected in the Company's reserves reported in its financial statements. The estimation of reserves by new reinsurers, such as the Company prior to the asset sale, may be less reliable than the reserve estimations of a reinsurer with an established volume of business and claims history.

Estimates of prior accident year claims were increased by approximately $3 million in 2000 primarily due to aviation and property business.

   Estimates of prior accident year claims were increased by approximately $30 million in 1999. A substantial portion of this amount resulted from (i) the Company's review of additional claims information and actuarial analysis of the business produced by a certain managing underwriting agency, (ii) notification of additional satellite losses received in 1999 pertaining to 1998, (iii) aviation losses, principally the 1998 Swiss Air crash, and (iv) property losses reported on several international treaties that were in run-off in 1999.

   Estimates of prior accident year claims were reduced by approximately $2.8 million in 1998 primarily due to favorable claim development in the property and multi-line classes of business.


8.    RETROCESSION AGREEMENTS


   Prior to the sale of the Company's reinsurance operations on May 5, 2000 (see
Note 2), the Company utilized retrocession agreements for the purpose of limiting its exposure with respect to multiple claims arising from a single occurrence or event. The Company also participated in "common account" retrocessional arrangements for certain treaties. Such arrangements reduced the effect of individual or aggregate losses to all companies participating on such treaties including the reinsurer, such as the Company, and the ceding company.


   Reinsurance recoverables are recorded as assets, predicated on the retrocessionaires' ability to meet their obligations under the retrocessional agreements. If the retrocessionaires were unable to satisfy their obligations under the agreements, the Company would have been liable for such defaulted amounts.


   With respect to the Company's divested reinsurance operations, the effects of reinsurance on written and earned premiums and claims and claims expenses are as follows:

                                                                 (IN THOUSANDS)
                                                           YEARS ENDED DECEMBER 31,
                                                 ----------------------------------------------
                                                    2000               1999             1998
                                                 ---------          ---------         ---------
      Assumed premiums written                   $ 102,034          $ 386,848          $ 260,566
      Ceded premiums written                        19,731             80,122            25,831
      Unearned premium portfolio
        transfer and assumption                    (92,907)
                                                 ---------          ---------         ---------
      Net premiums written                       ($ 10,604)         $ 306,726         $ 234,735
                                                 =========          =========         =========
      Assumed premiums earned                    $ 107,404          $ 380,880         $ 232,025
      Ceded premiums earned                         19,874             69,512            25,831
                                                 ---------          ---------         ---------
      Net premiums earned                        $  87,530          $ 311,368         $ 206,194
                                                 =========          =========         =========
      Assumed claims and claims expenses
        incurred                                 $  88,676          $ 348,979         $ 210,006
      Ceded claims and claims expenses
      incurred                                      12,413             43,138            33,881
                                                 ---------          ---------         ---------
      Net claims and claims expenses
        incurred                                 $  76,263          $ 305,841         $ 176,125
                                                 =========          =========         =========

   At December 31, 1999, the Company's balance sheet reflected reinsurance recoverable and reinsurance premiums payable balances as follows:

                                                                  (IN
                                                              THOUSANDS)
                                                              DECEMBER 31,
                                                                  1999
                                                             ---------------
                    Reinsurance recoverable balances:
                       Unpaid claims and claim expenses         $55,925
                       Paid amounts                               6,588
                       Unearned premiums                         10,609
                                                                --------
                    Total                                       $73,122
                                                                ========
                    Reinsurance premiums payable                $14,666
                                                                ========


9.    EMPLOYEE BENEFITS AND COMPENSATION ARRANGEMENTS

   1995 LONG TERM INCENTIVE AND SHARE AWARD PLAN

   In September 1995, the Company adopted the 1995 Long Term Incentive and Share Award Plan (the "1995 Stock Plan"), which is administered by the Company's Board of Directors and its Stock Awards Committee. The Company may grant, subject to certain restrictions, stock options, stock appreciation rights, restricted shares, restricted share units payable in Common Shares or cash, stock awards in lieu of cash awards, and other stock-based awards to eligible employees and directors of the Company. Awards relating to not more than 1,700,000 Common Shares may be made over the ten-year term of the 1995 Stock Plan.

   In April 1999, the Company adopted the 1999 Long Term Incentive and Share Award Plan (the "1999 Stock Plan"). The 1999 Stock Plan, like its predecessor, is intended to provide incentives to attract, retain and motivate employees and directors in order to achieve the Company's long-term growth and profitability objectives. The 1999 Stock Plan provides for the grant to eligible employees and directors of stock options, stock appreciation rights, restricted shares, restricted share units payable in Common Shares or cash, stock awards in lieu of cash awards, dividend equivalents and other stock based awards. The 1999 Stock Plan also provides the non-employee directors with the opportunity to receive the annual Board retainer fee in Common Shares. An aggregate of 900,000 Common Shares has been reserved for issuance under the 1999 Stock Plan (of which no more than 300,000 of such shares may be issued pursuant to grants of restricted shares, restricted share units, performance shares and performance units), subject to anti-dilution adjustments in the event of certain changes in the Company's capital structure. Shares issued pursuant to the 1999 Stock Plan are either authorized but unissued shares or treasury shares.

   RESTRICTED COMMON SHARES

   During 2000, 1999 and 1998, the Company granted an aggregate of 74,218, 2,500 and 15,700 shares, respectively, of restricted shares under the 1995 Stock Plan. A grant of 50,000 restricted shares to one executive officer vests at a rate of one-third per year commencing January 1, 2001, and the balance of restricted shares granted during 2000 fully vest on January 1, 2001. The Company records a deferred expense equal to the market value of the shares at the date of grant which is amortized and charged to income over the vesting period. The deferred expense was $1,122,000, ($117,000) and $296,000, and the amortization of the deferred expense was $1,098,000, $628,000 and $1,012,000, for 2000, 1999 and 1998, respectively. Upon the sale of the Company's reinsurance operations on May 5, 2000, all outstanding unvested restricted shares vested.

   STOCK OPTIONS

   The Company issues incentive stock options and non-qualified stock options to officers and directors, with exercise prices equal to the fair market values of the Company's common shares on the grant dates. Options to officers generally vest and become exercisable at a rate of 25% per year over four years from the grant date and expire ten years after the grant date. Initial options granted to non-employee directors vest and become exercisable in three equal installments, commencing on the grant date and annually thereafter. Annual options granted to non-employee directors in office on January 1 of each year vest on the first anniversary of the grant date. Upon the sale of the Company's reinsurance operations on May 5, 2000, substantially all outstanding unvested stock options vested.

   Information relating to the Company's stock options is set forth below:

                                                      YEARS ENDED DECEMBER 31,
                                           -------------------------------------------------
                                              2000                1999                1998
                                           ---------           ---------             -------
NUMBER OF OPTIONS
Outstanding, beginning of
  year                                     1,281,356           1,347,075             960,650
Granted                                      146,000              18,800             410,825
Canceled                                    (204,581)            (84,519)            (20,580)
Exercised                                         --                  --              (3,820)
Outstanding, end of year                   1,222,775           1,281,356           1,347,075
Exercisable, end of year                   1,122,000             683,388             358,884

AVERAGE EXERCISE PRICE
Granted                                   $    15.13          $    17.25          $    22.47
Canceled                                  $    21.02          $    21.81          $    20.97
Exercised                                         --                  --          $    19.24
Outstanding, end of year                  $    20.18          $    20.90          $    21.00
Exercisable, end of year                  $    20.23          $    20.45          $    19.85



   Exercise prices for options outstanding at December 31, 2000 ranged from $12.66 to $22.13. The weighted-average remaining contractual life of these options is approximately six years.

   EMPLOYEE STOCK PURCHASE PLAN

   Effective December 1, 1995, the Company established a tax-qualified employee stock purchase plan (the "Purchase Plan"). An aggregate of 120,000 Common Shares have been reserved for issuance under the Purchase Plan. Eligible employees may elect to participate in an annual offering period under the Purchase Plan by authorizing after-tax payroll deductions of up to 20% (in whole percentages) of their eligible compensation for the purchase of Common Shares at 85% of the lesser of the per share market value of the Common Shares at the beginning or end of the annual offering period, subject to certain restrictions. During 2000, 1999 and 1998, employees purchased approximately 10,179, 8,509 and 18,638 Common Shares, respectively, under the Purchase Plan.

   PRO FORMA INFORMATION

   As provided under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has elected to continue to account for stock-based compensation in accordance with APB No. 25 and has provided the required additional pro forma disclosures. Such information has been determined for the Company as if the Company had accounted for its employee stock options under the fair value method of this statement. The fair value for the Company's employee stock options has been estimated at the date of grant using a Black-Scholes option valuation model, with the following weighted-average assumptions for options issued in 2000, 1999 and 1998, respectively: dividend yield of 0.0% for 2000, 1999 and 1998; expected volatility of 32.0% in 2000, 25.0% in 1999 and 1998; risk free interest rate of 5.0% in 2000, 6.5% in 1999 and 4.9% in 1998; and an average expected option life of six years for 2000, 1999 and 1998. The weighted-average fair value of options granted during the years ended December 31, 2000, 1999 and 1998 was $866,000, $123,000 and $3.3 million, respectively.

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

   For purposes of the required pro forma information, the estimated fair value of employee stock options is amortized to expense over the options' vesting period. The Company's net income (loss) and net income (loss) per share would have been adjusted to the pro forma amounts indicated below:

                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                               YEARS ENDED DECEMBER 31,
                                                  -----------------------------------------------
                                                     2000                1999               1998
                                                  ---------           ---------           -------
Net income (loss), as reported                    ($ 8,741)           ($32,436)            $3,091
Pro forma net income (loss)                       ($10,631)           ($34,094)            $1,633

Earnings (loss) per share as reported:
     Basic                                        ($  0.66)           ($  1.90)             $0.18
     Diluted                                      ($  0.66)           ($  1.90)             $0.17
Pro forma earnings (loss) per share:
     Basic                                        ($  0.81)           ($  2.00)             $0.10
     Diluted                                      ($  0.81)           ($  2.00)             $0.09


   The effects of applying SFAS No. 123 as shown in the pro forma disclosures may not be representative of the effects on reported net income for future years.

   The effect on net income and earnings per share after applying SFAS No. 123's fair valuation method to stock issued to employees under the Purchase Plan does not materially differ from the pro forma information set forth above with respect to the Company's employee stock options.

   RETIREMENT PLANS

   Effective as of January 1, 1996, the Company adopted a tax-qualified, non-contributory defined contribution money purchase pension plan (the "Pension Plan") under which the Company contributes for each eligible employee an amount equal to the sum of (i) 5% in 2000 and 1999 and 4% in 1998 of eligible compensation up to the taxable wage base (for 2000, 1999 and 1998, the amount was set at $76,400, $72,600 and $68,400, respectively) and (ii) 10% in 2000 and 1999 and 8% in 1998 of eligible compensation in excess of the taxable wage base up to the applicable compensation limit (the "compensation limit") imposed by
Section 401(a)(17) of the Internal Revenue Code of 1986, as amended (the "Code"), which for 2000, 1999 and 1998 was $160,000. Substantially all employees of the Company are eligible for participation in the Pension Plan. In 2000, 1999 and 1998, the Company expensed $180,000, $344,000 and $215,000, respectively, related to the Pension Plan.

   Effective as of January 1, 1996, the Company adopted a tax-qualified, employee savings plan (the "Savings Plan"). Pursuant to Section 401(k) of the Code, eligible employees of the Company are able to make deferral contributions of up to 15% of their eligible compensation, subject to limitations under applicable law. The Company matches 100% of the first 3% of eligible compensation deferred by employees and 50% of the next 3% of eligible compensation so deferred. Substantially all employees of the Company are eligible for

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.   EMPLOYEE BENEFITS AND COMPENSATION ARRANGEMENTS (CONTINUED)

participation in the Savings Plan. In 2000, 1999 and 1998, the Company expensed $111,000, $192,000 and $165,000, respectively, related to the Savings Plan.

   Effective as of January 1, 1996, the Company adopted a supplemental, non-qualified executive savings and retirement plan (the "Supplemental Plan") under which the Company contributes 10% of eligible compensation in excess of the compensation limit for eligible officers of the Company. Participants may also defer certain amounts of eligible base compensation and bonus. Under the Supplemental Plan, the Company matches 100% of the first 3% of eligible base compensation in excess of the compensation limit that is deferred by participants under the Supplemental Plan, and provides a 50% matching contribution for the next 3% of such excess eligible compensation so deferred. In 2000, 1999 and 1998, the Company expensed $30,000, $96,000 and $85,000, respectively, related to the Supplemental Plan.


10.  INCOME TAXES

   ACGL is incorporated under the laws of Bermuda and, under current Bermuda law, is not obligated to pay any taxes in Bermuda based upon income or capital gains. The Company has received a written undertaking from the Minister of Finance in Bermuda under the Exempted Undertakings Tax Protection Act 1966 that, in the event that any legislation is enacted in Bermuda imposing any tax computed on profits, income, gain or appreciation on any capital asset, or any tax in the nature of estate duty or inheritance tax, such tax will not be applicable to ACGL or any of its operations until March 28, 2016. This undertaking does not, however, prevent the imposition of taxes on any person ordinarily resident in Bermuda or any company in respect of its ownership of real property or leasehold interests in Bermuda.

   ACGL will be subject to U.S. federal income tax only to the extent that it derives U.S. source income that is subject to U.S. withholding tax or income that is effectively connected with the conduct of a trade or business within the U.S. and is not exempt from U.S. tax under an applicable income tax treaty with the U.S. ACGL will be subject to a withholding tax on dividends from U.S. investments and interest from certain U.S. payors. ACGL does not consider itself to be engaged in a trade or business within the U.S. and, consequently, does not expect to be subject to direct U.S. income taxation. However, because there is uncertainty as to the activities which constitute being engaged in a trade or business within the United States, there can be no assurances that the U.S. Internal Revenue Service will not contend successfully that ACGL or non-U.S. subsidiaries are engaged in a trade or business in the United States. If ACGL or any of its non-U.S. subsidiaries were subject to U.S. income tax, ACGL's shareholders' equity and earnings could be adversely affected. ACGL's U.S. subsidiaries will continue to be subject to U.S. income taxes on their worldwide income.

   The U.S. subsidiaries of ACGL, Arch-U.S., Hales, Arch Re and Cross River, file a consolidated federal income tax return and have a tax sharing agreement (the "Tax Sharing Agreement"), allocating the consolidated income tax liability on a separate return basis. Pursuant to the Tax Sharing Agreement, Hales, Arch Re and Cross River make tax sharing payments to Arch-U.S. based on such allocation.

   The provision for federal income taxes has been determined on the basis of a consolidated income tax return consisting of Arch-U.S., Hales, Arch Re and Cross River.

   Pre-tax income (loss) from operations was taxed under the following jurisdictions for the years ended December 31, 2000, 1999 and 1998 as follows:


                                      (IN THOUSANDS)
                                YEARS ENDED DECEMBER 31,
                             --------------------------------
                                 2000        1999        1998
                             --------    --------    --------
                  U.S        ($ 5,348)   ($52,231)   $  4,462

                  Non-U.S         733
                             --------    --------    --------
                  Total      ($ 4,615)   ($52,231)   $  4,462
                             ========    ========    ========

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.   INCOME TAXES (CONTINUED)


   The components of income taxes attributable to operations for the years ended December 31, 2000, 1999 and 1998 were as follows:


                                                 (IN THOUSANDS)
                                            YEARS ENDED DECEMBER 31,
                                       --------------------------------
                                           2000        1999        1998
                                       --------    --------    --------
        CURRENT (BENEFIT) EXPENSE:
           U.S.                                    ($ 9,021)   $  7,512
           Non-U.S.
                                       --------    --------    --------
                                           --      ($ 9,021)   $  7,512
                                       --------    --------    --------
        DEFERRED (BENEFIT) EXPENSE:
           U.S.                        $  5,425     (10,536)     (7,277)
           Non-U.S.
                                       --------    --------    --------
                                          5,425     (10,536)     (7,277)
                                       --------    --------    --------
        Total  income tax  (benefit)
        expense                        $  5,425    ($19,557)   $    235
                                       ========    ========    ========


   A reconciliation from the federal statutory income tax rate of 35% to the Company's effective tax rate for the years ended December 31, 2000, 1999 and 1998 follows:


                                                         (IN THOUSANDS)
                                                     YEARS ENDED DECEMBER 31,
                                                --------------------------------
                                                    2000        1999        1998
                                                --------    --------    --------
Income tax (benefit) expense computed on
pre-tax income before equity in net income of
investees at the federal statutory rate         ($ 1,615)   ($18,281)   $  1,562
  Valuation allowance                              5,650
  Write-off of deferred tax asset                  1,672
  Tax-exempt investment income                      (341)       (733)       (582)
  Dividend received deduction                       (250)       (958)       (896)
  Limitation on executive compensation               397
  Foreign income                                    (256)
  Other                                              168         415         151
                                                --------    --------    --------
Income tax expense (benefit)                    $  5,425    ($19,557)   $    235
                                                ========    ========    ========


   In 2000, the Company's effective income tax rate for equity in net income of investees differed from the federal statutory income tax rate of 35% due to the following:


            Income tax  expense  computed  at the federal
            statutory rate                                  $   888
            Write-off of deferred tax asset                     374
            Foreign income                                      (22)
                                                            -------
            Income tax expense                              $ 1,240
                                                            =======
            Equity in net income of investees - after-tax   $ 1,299
                                                            =======

   In 1999 and 1998, the Company's effective income tax rate for equity in net income (loss) of investees equaled the federal statutory income tax rate of 35%. The Company had no current federal tax expense or benefit for the year ended December 31, 2000 due to its net operating losses and the full utilization of the two year carry-back provision at December 31, 1999. During 2000, the Company recovered $8.6 million of previously paid income taxes. Actual federal income taxes paid in 1999 and 1998 were $1.9 million and $5.3 million, respectively. The amount paid in 1999 was the final installment related to the 1998 tax return.

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.   INCOME TAXES (CONTINUED)


   As a result of the Company's net operating losses in 2000 and 1999, the Company has net operating loss carryforwards totaling $35.6 million at December 31, 2000. Such net operating losses are currently available to offset future taxable income of the Company with the following expiration dates: $18.3 million expiring in 2019 and $17.3 million expiring in 2020. The Company also has an alternative minimum tax ("AMT") credit carryforward in the amount of $651,000 which can be carried forward without expiration.

   The repurchase of the Common Shares held by XL Capital resulted in a 27.8% change in ownership by 5% shareholders. If, in the ensuing three years, there is more than a 22.2% additional change in ownership by 5% shareholders, an "ownership change" will have taken place for federal income tax purposes. If such ownership change occurs, the amount of loss carryforwards that can be used in any subsequent year may be severely limited and could be eliminated in certain circumstances. See Note 13.

   Upon the Company's redomestication to Bermuda, Arch-U.S. distributed substantially all of its public equity portfolio to ACGL, its Bermuda parent, at the current market values and realized gains for tax purposes of $21,044,000. The associated income tax expense of $7,365,000 reduced the Company's net operating loss carryforwards by such amount. However, for financial reporting purposes, since the securities have not been sold to an unrelated third party, the realized gain has been deferred and is reported as unrealized appreciation in the consolidated financial statements. Accordingly, in the consolidated financial statements the income tax expense is also deferred and reduces unrealized appreciation. In addition, the Company has written off $2.0 million of deferred tax assets relating to losses recognized in financial income on the Company's investments in Island Heritage and Altus, which will not be deductible in future U.S. income tax returns since Arch-U.S. distributed these investments to ACGL, its Bermuda parent. See Note 4.

   The net deferred income tax asset reflects temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes, net of a valuation allowance for any portion of the deferred tax asset that management believes will not be realized. Significant components of the Company's deferred income tax assets and liabilities as of December 31, 2000 and 1999 were:


                                                      (IN THOUSANDS)
                                                       DECEMBER 31,
                                                     2000        1999
                                                  ---------   ---------
        Deferred income tax assets:
           Net operating loss                     $ 12,465    $  7,334
           AMT credit carryforward                     651
           Net claim reserve discount                           15,639
           Net unearned premium reserve                          6,573
           Equity in net loss on investees, net                      7
           Unrealized loss on marketable
                    securities                         606
           Compensation liabilities                    250         372
           Other, net                                   48         165
                                                  --------    --------
        Total deferred tax assets                   14,020      30,090
                                                  --------    --------
        Deferred income tax liabilities:
        Equity in net income on investees, net        (117)
           Deferred policy acquisition cost                    (8,255)
              Net unrealized appreciation of
                 investments                           (61)    (14,001)
                                                  --------    --------
        Total deferred tax liabilities                (178)    (22,256)
                                                  --------    --------
        Valuation allowance                         (5,650)
                                                  --------    --------
        Net deferred income tax asset             $  8,192    $  7,834
                                                  ========    ========


   As of December 31, 2000, the Company has a valuation allowance of $5.7 million that adjusts the net deferred income tax asset to its estimated realizable value of $8.2 million. Such deferred income tax asset is net

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.   INCOME TAXES (CONTINUED)

of a deferred income tax liability of $178,000. Deferred income tax expense for the year ended December 31, 2000 included a charge for such allowance of $5.7 million.

   At December 31, 1999, the Company did not have a deferred income tax valuation allowance because it believed at that time that its entire deferred tax asset was realizable due to the Company's ability to generate future taxable income from its invested asset base of $576.5 million. At that time, the closing of the Folksamerica transaction was uncertain and, consequently, the tax implications of the transaction were not considered in evaluating the realizability of the deferred tax asset. On May 5, 2000, the Company sold the reinsurance operations of Arch Re to Folksamerica. The asset sale generated a tax loss of $30 million (excluding unrealized loss on fixed maturities, of which $5.3 million was realized upon the related transfer of assets to Folksamerica). See Note 2. The transfer of assets to Folksamerica at closing also resulted in a significant reduction in the Company's invested assets and its ability to generate future taxable income. In addition, upon the completion of the Company's redomestication to Bermuda, the Company restructured its investment portfolio and distributed approximately $211 million of invested assets to ACGL, which further reduced Arch-U.S.'s invested assets available to generate investment income.


11.   STATUTORY INFORMATION

   The Insurance Department of the State of Nebraska issued to Arch Re its domiciliary insurance license on November 6, 1995. Statutory net income and surplus of Arch Re, as reported to insurance regulatory authorities, differ in certain respects from the amounts prepared in accordance with GAAP. The primary differences between statutory net income and GAAP net income relate to deferred acquisition costs, deferred income taxes and accounting for the Company's private equity investments. The main differences between statutory surplus and shareholder's equity arise from unrealized appreciation or depreciation on investments and non-admitted assets, as well as deferred income taxes. The following table shows statutory net income (loss) compared to GAAP net income
(loss), and statutory surplus compared to shareholder's equity of Arch Re:


                                                (IN THOUSANDS)
                                           YEARS ENDED DECEMBER 31,
                                        2000        1999        1998
                                     ---------   ---------    ---------
       NET INCOME (LOSS):
       Statutory net income (loss)   $  59,549   ($ 44,561)   ($ 11,973)
                                     ---------   ---------    ---------
       GAAP net income (loss):       $  12,903   ($ 32,525)   $   3,014
                                     ---------   ---------    ---------
       SHAREHOLDER'S EQUITY:
       Statutory surplus             $  29,888   $ 290,082    $ 358,702
                                     ---------   ---------    ---------
       GAAP shareholder's equity     $  34,799   $ 332,797    $ 385,121
                                     ---------   ---------    ---------

   Prior to the Company's redomestication to Bermuda on November 8, 2000 (see
Note 1), the Company did not have any significant assets other than its ownership of the capital stock of Arch Re. Accordingly, the Company relied on the cash dividends and distributions from Arch Re to make payments, including for any operating expenses. Arch Re's ability to pay dividends or make distributions is dependent upon its ability to meet the applicable regulatory standards of the State of Nebraska, which require, among other things, that Arch Re obtain the prior approval of the Nebraska Director of Insurance (the "Nebraska Director") before paying dividends or making distributions in certain circumstances as described below.

   Following the approval of the Nebraska Director, in connection with the Company's share repurchase from XL on March 2, 2000 as described in Note 13, Arch Re's statutory surplus was reduced by $62.8 million due to the distribution to Arch-U.S. of the stock and warrants in both LARC Holdings, Ltd. and Annuity and Life Re Holdings, Ltd.

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.   STATUTORY INFORMATION (CONTINUED)


   In connection with the November 8, 2000 reorganization, and following the approval of the Nebraska Director, Cross River and Arch Re completed an equal exchange of approximately $13.6 million of assets, and Cross River made a distribution to Arch Re of approximately $2.1 million. Following such transactions, and following the approval of the Nebraska Director, Arch Re distributed net assets of $228.4 million to Arch-U.S., of which $211 million was distributed to ACGL during the 2000 fourth quarter. As of December 31, 2000, after reflecting the distribution of assets in connection with the XL share repurchase and the reorganization, Arch Re had statutory surplus of $29.8 million.

   Nebraska insurance laws provide that, without prior approval of the Nebraska Director, Arch Re cannot pay a dividend or make a distribution (together with other dividends or distributions paid during the preceding 12 months) that exceeds the greater of (i) 10% of statutory surplus as of the preceding December 31 ($29.9 million as of December 31, 2000) or (ii) statutory net income from operations from the preceding calendar year not including after-tax realized capital gains ($24.1 million income for 2000). Net income (exclusive of realized capital gains) not previously distributed or paid as dividends from the preceding two calendar years may be carried forward for dividend and distribution purposes. Any proposed dividend or distribution in excess of such amount is called an "extraordinary" dividend or distribution and may not be paid until either it has been approved, or a 30-day waiting period has passed during which it has not been disapproved, by the Nebraska Director. Notwithstanding the foregoing, Nebraska insurance laws provide that any distribution that is a dividend may only be paid out of earned surplus arising from its business, which is defined as unassigned funds (surplus) as reported in the statutory statement for the most recent year, not including any surplus arising from unrealized capital gains or revaluations of assets ($7.0 million deficit as of December 31, 2000). Any distribution that is a dividend and that is in excess of Arch Re's unassigned funds, exclusive of any surplus arising from unrealized capital gains or revaluation of assets ($9.6 million deficit as of December 31, 2000), will be deemed an "extraordinary" dividend subject to the foregoing requirements. Therefore, Arch Re cannot make a distribution that is a dividend without the prior approval of the Nebraska Director during 2001. In addition, due to the above-described distributions that were made in connection with the XL Capital share repurchase and the Company's reorganization, Arch Re may not declare any other distribution for 12 months from December 1, 2000 unless such subsequent distribution is approved by the Nebraska Director.

   Nebraska insurance laws also require that the statutory surplus of Arch Re following any dividend or distribution be reasonable in relation to its outstanding liabilities and adequate to its financial needs. In addition, Nebraska insurance laws require that each insurer give notice to the Nebraska Director of all dividends and other distributions within five business days following declaration thereof and that any such dividend or other distribution may not be paid within ten business days of such notice (the "Notice Period") unless for good cause shown the Nebraska Director has approved such payment within the Notice Period.

   The Company files statutory-basis financial statements with state insurance departments in all states in which the Company is licensed. On January 1, 2001, significant changes to the statutory basis of accounting will become effective. The cumulative effect of these changes, known as the Codification guidance, will be recorded as a direct adjustment to statutory surplus. The effect of adoption will be a net decrease in surplus of Cross River on a stand-alone basis in the amount of $248,000 (unaudited), primarily as a result of the recording of a deferred tax liability. The Company currently estimates that there will be no effect on Arch Re's surplus as a result of the adoption of such codification.


12.   BUSINESS INFORMATION

   As discussed in Note 3, prior to the sale of the Company's reinsurance operations, the Company operated in one reportable business segment, which was providing property and casualty reinsurance and other forms of capital to insurance and reinsurance companies and making investments in insurance and insurance-related entities on a global basis. This segment included the results of Arch Re and Cross River, and consisted primarily of premiums, claims and claims expenses, other operating expenses and investment results.

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.   BUSINESS INFORMATION (CONTINUED)

   Since the sale of the reinsurance operations, the Company, through its subsidiaries, has operated in one reportable business segment during 2000. The financial results of Hales, which was acquired during December 2000, were not material for the year ended December 31, 2000.

The Company's principal offices are in Hamilton, Bermuda and its executive offices are in Greenwich, Connecticut.

   With respect to the Company's divested reinsurance operations, the data discussed below is not meaningful for the period January 1, 2000 through May 5, 2000. During 1999, one client contributed $42.1 million, or 13.7%, of net premiums written and $33.8 million, or 13.5%, of net premiums earned, and a second client contributed $39.2 million, or 12.8%, of net premiums written and $43.7 million, or 14%, of net premiums earned. For 1998, that second client company contributed approximately $42 million, or 18%, of net premiums written and $36.6 million, or 17.8%, of net premiums earned. The following lists individual broker business greater than 10% of the 1999 year's net premiums written with comparative amounts for the year ended 1998:


                                                  NET PREMIUMS WRITTEN
                                                  1999            1998
                                              -------------  --------------
    Balis & Co., Inc. (1)                         15.0%           23.7%
    Guy Carpenter & Co. (1)                       10.7%           11.3%
    Aon Group                                     17.4%           16.5%
                                              -------------  --------------
    Total                                         43.1%           51.5%
                                              =============  ==============


(1) In addition, approximately 7.4% and 8.2%, of net premiums written in 1999 and 1998, respectively, were produced by other brokers who are affiliated with Marsh & McLennan Companies, Inc.

   Net premiums written and earned recorded from client companies which are Lloyd's syndicates or are located in the United Kingdom, Bermuda and Continental Europe (some which are denominated in United States dollars) were:


                                          (DOLLARS IN MILLIONS)
                               -----------------------------------------
                                       1999                 1998
                               --------------------  -------------------
                                    NET PREMIUMS         NET PREMIUMS
                                 WRITTEN    EARNED     WRITTEN    EARNED
                               -------    -------    -------    --------
         Non U.S. Premiums     $  46.9    $  58.0    $  76.1    $  65.9
         % of Total               15.3%      18.6%      32.4%      32.0%



13.   SHARE CAPITAL

As part of the reorganization described in Note 1, 4,790,415 treasury shares were cancelled. The authorized share capital of the Company consists of 200,000,000 common shares, par value U.S. $0.01 per share, and 50,000,000 preference shares, par value U.S. $0.01 per share. Prior to the reorganization, the authorized share capital of Arch-U.S. consisted of 80,000,000 shares of common stock, par value U.S. $0.01 per share, and 20,000,000 shares of preferred stock, par value U.S. $0.01 per share.


   The bye-laws of ACGL contain a provision limiting the voting rights of any person who owns (directly, indirectly or constructively under the United States Internal Revenue Code) Common Shares with more than 9.9% of the total voting power of all shares entitled to vote generally at an election of directors to 9.9% of such voting power. This provision will not restrict the ability of any person holding Common Shares that were either (1) converted from shares of Arch-U.S. owned on September 8, 2000 or (2) issued upon exercise of warrants owned by such person on September 8, 2000 which were assumed by ACGL, from voting such shares except with respect to the election of directors. This provision is intended to prevent ACGL from being characterized

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.   SHARE CAPITAL (CONTINUED)


as a controlled foreign corporation which could cause U.S. persons owning 10% or more of the Common Shares to suffer adverse U.S. tax consequences.


   The bye-laws of ACGL also contain a provision limiting the rights of any group (within the meaning of the United States Securities Exchange Act of 1934) that owns shares with more than 9.9% of the total voting power of all shares entitled to vote generally at an election of directors to 9.9% of such voting power. This provision will not restrict (a) the ability of any such group holding Common Shares that were converted from shares of Arch-U.S. by such person on September 8, 2000 or acquired upon exercise of warrants owned by such person on September 8, 2000 which were assumed by ACGL or (b) any person or group that the board of directors, by the affirmative vote of at least 75% of the existing board, may exempt from this provision, from voting such shares.


   On March 2, 2000, the Company repurchased from XL Capital, then the Company's single largest shareholder, all of the 4,755,000 Common Shares held by it for a purchase price of $12.45 per share, or a total of $59.2 million. The per share repurchase price was determined as the lesser of (1) 85% of the average closing market price of the Common Shares during the 20 trading days beginning on the third business day following public announcement of the share repurchase and asset sale (January 21, 2000), which was $14.65, and (2) $15. The Company paid XL the consideration for the repurchase with: (i) the Company's interest in privately held LARC Holdings, Ltd. (parent of Latin American Reinsurance Company Ltd.), valued at $25 million, and (ii) all of the Company's interest in Annuity and Life Re (Holdings), Ltd., valued at $25.38 per share and $18.50 per warrant, or $37.8 million in the aggregate. XL paid the Company in cash the difference (equal to $3.6 million) between the repurchase price and the value of the Company's interests in LARC Holdings and Annuity and Life Re. The value per share of Annuity and Life Re was determined by taking the average of the closing price of Annuity and Life Re shares for the same period used in determining the repurchase price of the Common Shares. The value of the warrants was determined using a Black Scholes methodology.


   The cost of the share repurchase of $59.2 million was recorded as a reduction to shareholders' equity reflected as treasury shares, which shares were subsequently cancelled.

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.   SHARE CAPITAL (CONTINUED)

EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:


                                              (IN THOUSANDS, EXCEPT SHARE DATA)
                                                    YEARS ENDED DECEMBER 31,
                                           2000             1999            1998
                                       ------------     ------------     ------------
BASIC EARNINGS PER SHARE:
Net income (loss)                      ($     8,741)    ($    32,436)    $      3,091
Divided by:
Weighted average shares outstanding
for the period                           13,198,075       17,086,732       17,065,165
                                       ============     ============     ============

Basic earnings (loss) per share        ($      0.66)    ($      1.90)    $       0.18
                                       ============     ============     ============

DILUTED EARNINGS PER SHARE:
Net income (loss)                      ($     8,741)    ($    32,436)    $      3,091
Divided by:
Weighted average shares outstanding
for the period                           13,198,075       17,086,732       17,065,165
Effect of dilutive securities:
   Warrants                                                                   581,327
   Employee stock options                                                      71,731
                                       ------------     ------------     ------------
Total shares                             13,198,075       17,086,732       17,718,223
                                       ============     ============     ============

Diluted earnings (loss) per share      ($      0.66)    ($      1.90)    $       0.17
                                       ============     ============     ============


   Certain employee stock options to purchase 1,101,004, 1,273,856 and 22,750 Common Shares at per share prices averaging $20.82, $20.93 and $23.61 were outstanding as of December 31, 2000, 1999 and 1998, respectively. These options were not included in the computation of diluted earnings per share because the options' average exercise prices were greater than the average market prices of the Common Shares of $15.17, $15.40 and $23.00 for the years ended December 31, 2000, 1999 and 1998. In addition, warrants to purchase 4,451,680 Common Shares at $20 per share were outstanding as of December 31, 2000, 1999 and 1998 but were not included in the computation of diluted earnings per share for the year ended December 31, 2000 and 1999 because the warrants' exercise price of $20.00 per share was greater than the average market price of the Common Shares for such year. Diluted per share amounts are computed using basic average shares outstanding when a loss occurs since the inclusion of dilutive securities in dilutive earnings per share would be anti-dilutive.

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.         QUARTERLY FINANCIAL INFORMATION

The following is a summary of unaudited quarterly financial data:


                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
                           QUARTER      QUARTER      QUARTER       QUARTER
                            ENDED        ENDED        ENDED         ENDED
                           DECEMBER    SEPTEMBER     JUNE 30,      MARCH 31,
                           31, 2000     30, 2000       2000          2000
                          ---------    ----------   ----------   -----------
INCOME STATEMENT DATA:
Net premiums written                                ($63,493)    $  52,889
Net premiums earned                                   29,368        58,162
Net investment income      $  3,017     $  3,359       4,257         5,290

Net realized investment
gains (losses)              (12,789)         728        (367)       29,300
Operating expenses           17,205        1,502      34,069        74,355
Equity in net income
(loss) of investees             116          544         609            30
Net income (loss)           (14,256)       2,259      (2,552)        5,808
Comprehensive income
(loss)                     $  2,193     $ 13,100    $  5,332     ($ 38,122)

STATUTORY COMBINED
RATIO:                                                               126.4%

PER SHARE DATA:
Net income (loss)
   Basic and diluted       ($  1.14)    $   0.18    ($  0.21)    $    0.37
Comprehensive income
(loss)
   Basic and diluted       $   0.18     $   1.06    $   0.43     ($   2.46)
Shareholders' equity
per share

   Basic and diluted       $  21.66     $  21.63    $  20.56     $   20.22
COMMON SHARE PRICES:
High                       $  15.88     $  15.88    $  16.63     $   16.75
Low                        $  13.88     $  14.63    $  14.56     $   11.38
Close                      $  15.00     $  15.75    $  14.94     $   16.38


   For the 2000 fourth quarter, the Company reported comprehensive income of $2.2 million, which was composed of net loss of $14.3 million and other comprehensive income of $16.5 million, consisting of the change in after-tax unrealized appreciation of investments. The 2000 fourth quarter net loss primarily consisted of investment losses realized upon restructuring the Company's investment portfolio in connection with its redomestication to Bermuda (see Note 4) and the establishment of a contingent reserve in connection with an escrow arrangement relating to the sale of the Company's reinsurance operations in May 2000 (see Note 2).

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.    QUARTERLY FINANCIAL INFORMATION (CONTINUED)



                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
                              QUARTER         QUARTER        QUARTER        QUARTER
                               ENDED           ENDED          ENDED          ENDED
                              DECEMBER       SEPTEMBER       JUNE 30,       MARCH 31,
                              31, 1999        30, 1999         1999           1999
                           -------------    ------------   ------------   -----------
INCOME STATEMENT DATA:
Net premiums written       $    74,023      $   76,749       $   91,517     $   64,437
Net premiums earned             80,995          80,463           86,988         62,922
Net investment income            4,908           5,965            4,817          4,483
Net realized investment
gains (losses)                 (10,243)          5,236           23,386         (1,152)
Operating expenses             106,468          98,583           91,629        104,319
Equity in net income
(loss) of investees                188             400              196           (163)
Net income (loss)              (19,591)         (3,737)          15,883        (24,991)
Comprehensive income
(loss)                     ($   15,021)     ($  10,494)      $    8,720    ($   35,491)

STATUTORY COMBINED
RATIO:                             132.6%          120.4%          106.3%        167.0%

PER SHARE DATA:
Net income (loss)
   Basic                   ($     1.15)     ($     0.22)     $     0.93    ($     1.46)
   Diluted                 ($     1.15)     ($     0.22)     $     0.93    ($     1.46)
Comprehensive income
(loss)
   Basic                   ($     0.88)     ($     0.61)     $     0.51    ($     2.08)
   Diluted                 ($     0.88)     ($     0.61)     $     0.51    ($     2.08)
Shareholders' equity
per share
   Basic                    $     20.28      $    21.15      $    21.75     $   21.23
   Diluted                  $     20.28      $    21.15      $    21.75     $   21.23
COMMON SHARE PRICES:
High                        $     15.69      $    16.00      $    17.38     $   22.63
Low                         $     11.00      $    13.00      $    13.50     $   12.00
Close                       $     12.63      $    15.63      $    13.50     $  15.13


15.   SUBSEQUENT EVENTS

   AMERICAN INDEPENDENT INSURANCE HOLDING COMPANY

   On February 28, 2001, the Company completed a reorganization transaction pursuant to which the Company acquired all of the common stock of one of its current investee companies, AIHC. See Note 4.

   The Company purchased a portion of the outstanding shares of AIHC for $1.25 million. The remaining outstanding shares of AIHC were redeemed by AIHC in exchange for the right to receive a portion of the proceeds resulting from the final adjudication or settlement of certain lawsuits that AIHC, as plaintiff, has previously filed against certain defendants. A third party also forgave the obligations owing to it under certain notes previously issued by AIHC in the aggregate principal amount of $4 million and returned certain warrants to purchase shares of AIHC in exchange for the right to receive a portion of the proceeds resulting from the final adjudication or settlement of such lawsuits. Immediately after the Company's purchase of AIHC, the Company contributed to the capital of AIHC notes in the aggregate principal amount of $8.5 million that were issued to the Company in connection with loans it had previously made to AIHC (see Note 4) and also returned certain

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


15.    SUBSEQUENT EVENTS (CONTINUED)


warrants to purchase shares of AIHC. Following the purchase, the Company also made a capital contribution to AIHC in the amount of $11.0 million.

   In connection with the loans the Company previously made to AIHC, the Company had obtained rights to provide reinsurance to American Independent for specified periods, which rights had been transferred to Folksamerica in the asset sale on May 5, 2000. In connection with the Company's acquisition of AIHC, Folksamerica released American Independent from these reinsurance commitments at a cost to American Independent of $1.5 million.

   ALTUS HOLDINGS, LTD.

   On March 23, 2001, the Company entered into a reorganization agreement for the acquisition of all of the remaining ownership interests in one of its current investee companies, Altus Holdings, Ltd. ("Altus"). Altus, a privately held company, provides insurance and alternative risk transfer services through rent-a-captive and other facilities. The Altus group includes First American Insurance Company, an admitted insurer with licenses in 49 states and an A.M. Best rating of A-. See Note 4.

   Under the agreement, the Company will acquire Altus for a purchase price of approximately $36 million. The transaction is contingent on obtaining applicable regulatory approvals, expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, and other customary closing conditions.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULES




To the Board of Directors and Shareholders of Arch Capital Group Ltd.

Our audits of the consolidated financial statements referred to in our report dated February 6, 2001 appearing on Page F-2 of this Annual Report on Form 10-K also included an audit of the financial statement schedules listed on Page F-1. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




/s/ PricewaterhouseCoopers
Hamilton, Bermuda
February 6, 2001

                                                                    SCHEDULE I


                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

                             SUMMARY OF INVESTMENTS
                    OTHER THAN INVESTMENTS IN RELATED PARTIES
                                 (IN THOUSANDS)


                                                      DECEMBER 31, 2000
                                          --------------------------------------
                                                                      AMOUNT
                                                                     AT WHICH
                                                                     SHOWN IN
                                           AMORTIZED      FAIR      THE BALANCE
                                             COST         VALUE        SHEET
                                          -----------  ----------  -----------
    Type of Investment:
    FIXED MATURITY SECURITIES
    U.S. government and government
    agencies
    and authorities                         $ 26,631    $ 27,122    $ 27,122
    Mortgage and asset-backed securities       5,461       5,518       5,518
    Held in escrow - States,
    municipalities and political
    subdivisions                              20,887      20,970      20,970
    Corporate bonds                            5,757       5,835       5,835
                                            --------    --------    --------
           Total Fixed Maturities             58,736      59,445      59,445
    EQUITY SECURITIES
    Publicly traded                           24,987      51,322      51,322
    Privately held                            60,623      59,437      59,437
                                            --------    --------    --------
           Total Equity Securities            85,610     110,759     110,759
    SHORT-TERM INVESTMENTS                    97,387      97,387      97,387
                                            --------    --------    --------
           Total Investments                $241,733    $267,591    $267,591
                                            ========    ========    ========

                                                                    SCHEDULE II



                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                  BALANCE SHEET
                              (PARENT COMPANY ONLY)
                             (DOLLARS IN THOUSANDS)


                                                     SUCCESSOR(1)    PREDECESSOR
                                                     ------------    -----------
                                                            DECEMBER 31,
                                                     -------------------------
                                                        2000          1999
                                                     ----------    -----------
     ASSETS

Investment in wholly owned subsidiary                $  57,271     $ 332,797
Fixed maturities (amortized cost: 2000, $28,230,
1999, $6,002)                                           28,646         5,974
Publicly traded equity securities (cost:
2000, $44,074)                                          49,366
Privately held securities (cost:  2000, $44,796)        44,796
Securities held in escrow (amortized cost:
2000, $20,887)                                          20,970
Short-term investments                                  75,746         3,252
Cash                                                                   4,313
Other assets                                             1,133           271
                                                     ---------     ---------
     TOTAL ASSETS                                    $ 277,928     $ 346,607
                                                     =========     =========

LIABILITIES
Accounts payable and other liabilities               $   2,610     $      93

SHAREHOLDERS' EQUITY
Preferred shares, $0.01 par value:
    50,000,000 shares authorized (none issued)
   Common shares, $0.01 par value:
    200,000,000 shares authorized
    (issued:  2000, 12,708,818; 1999, 17,109,736)          127           171
Additional paid-in capital                             288,016       342,034
Deferred compensation under share award plan              (341)         (317)
Retained earnings (deficit)                            (30,916)      (22,175)
Less treasury shares at cost (1999, 21,766)                             (387)
Accumulated other comprehensive income consisting
of unrealized appreciation of investments, net of
income tax                                              18,432        27,188
                                                     ---------     ---------
     TOTAL SHAREHOLDERS' EQUITY                        275,318       346,514
                                                     ---------     ---------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $ 277,928     $ 346,607
                                                     =========     =========

-----------
(1) Refer to reorganization described in Note 1 of the notes accompanying the consolidated financial statements.

                                                                     SCHEDULE II
                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT      (CONTINUED)

                               STATEMENT OF INCOME
                              (PARENT COMPANY ONLY)
                             (DOLLARS IN THOUSANDS)


                                                      SUCCESSOR(1)            PREDECESSOR
                                                      ------------ ---------------------------------
                                                      FOR THE      FOR THE
                                                      PERIOD        PERIOD
                                                       FROM        FROM JAN.
                                                      NOV. 8,      1, 2000      YEAR          YEAR
                                                      2000 TO        TO         ENDED        ENDED
                                                      DEC. 31,     NOV. 7,     DECEMBER     DECEMBER
                                                       2000         2000       31, 1999     31, 1998
                                                     --------     --------     --------     --------
REVENUES
Net investment income                                $  1,245     $  1,032     $    641     $    631
Net investment gains/(losses)                             (11)          (1)
Loss on sale of reinsurance operations                                (442)
                                                     --------     --------     --------     --------
Total revenues                                          1,234          589          641          631

OPERATING COSTS AND EXPENSES
Operating expenses                                        502          794          485          513
                                                     --------     --------     --------     --------

Income before income tax expense                          732         (205)         156          118

Income tax expense                                                     (67)          55           41
                                                     --------     --------     --------     --------

Net income before equity in
earnings in subsidiaries,
investee company and
cumulative effect of
accounting change                                         732         (138)         101           77
Equity in net income (loss)
of wholly owned subsidiary                             (8,950)        (450)     (32,525)       3,014
Equity in net income of
investee                                                   65
Cumulative effect of
accounting change                                                                   (12)
                                                     --------     --------     --------     --------
Net income (loss)                                      (8,153)        (588)     (32,436)       3,091

OTHER COMPREHENSIVE INCOME
(LOSS), NET OF TAX

Change in net unrealized
depreciation of
investments, net of tax                                14,137      (22,893)     (19,850)      (7,466)
                                                     --------     --------     --------     --------

COMPREHENSIVE INCOME (LOSS)                          $  5,984     ($23,481)    ($52,286)    ($ 4,375)
                                                     ========     ========     ========     ========

-----------
(1) Refer to reorganization described in Note 1 of the notes accompanying the consolidated financial statements.

                                                                   SCHEDULE II
                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT    (CONTINUED)

                             STATEMENT OF CASH FLOWS
                              (PARENT COMPANY ONLY)
                                 (IN THOUSANDS)


                                         SUCCESSOR(1)               PREDECESSOR
                                        -------------  -------------------------------------
                                          FOR THE       FOR THE
                                        PERIOD FROM   PERIOD FROM     YEAR        YEAR
                                        NOV. 8, 2000  JAN. 1, 2000   ENDED       ENDED
                                             TO            TO       DECEMBER    DECEMBER
                                        DEC. 31, 2000 NOV. 7, 2000  31, 1999    31, 1998
                                        ------------- ------------  ---------- ----------
OPERATING ACTIVITIES
Net income (loss)                      ($ 8,153)    ($   588)      ($32,436)    $  3,091
Adjustments to reconcile net income
(loss) to net cash provided by
(used for)operating activities:

Equity in net (income) loss of
wholly owned subsidiary                   8,950          450         32,525       (3,014)
Net investment (gains)/losses                11            1

Net change in other assets and
liabilities                               1,959        7,109            137          225
                                       --------     --------       --------     --------
NET CASH PROVIDED BY
OPERATING ACTIVITIES                      2,767        6,972            226          302

INVESTING ACTIVITIES:

  Purchases of fixed maturities         (14,007)      (3,500)        (3,000)      (4,999)
  Sales of fixed maturities              16,012        4,000          5,000        4,000
  Net change in short-term
  investments                            (4,772)      (3,077)        (2,036)       1,005
                                       --------     --------       --------     --------

NET CASH PROVIDED BY (USED FOR)
INVESTING ACTIVITIES                     (2,767)      (2,577)           (36)           6

FINANCING ACTIVITIES:

  Common shares issued                                 1,343            156          716

  Purchase of treasury shares                          3,430           (103)         (86)

  Other equity compensation                             (120)

  Common shares issued to Directors                                     (90)
  Deferred compensation on
  restricted shares                                   (1,122)           117         (296)
  Amortization of deferred
  compensation collected                                                628        1,302
                                       --------     --------       --------     --------
NET CASH PROVIDED BY FINANCING
ACTIVITIES                                             3,531            708        1,636

Increase in cash                              0        7,926            898        1,944

Cash at beginning of period                   0        4,313          3,415        1,471
                                       --------     --------       --------     --------
Cash at end of period                  $      0     $ 12,239       $  4,313     $  3,415
                                       ========     ========       ========     ========

-----------
(1) Refer to reorganization described in Note 1 of the notes accompanying the consolidated financial statements.

                                                                SCHEDULE III

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                       SUPPLEMENTARY INSURANCE INFORMATION
                                 (IN THOUSANDS)


                                   FUTURE
                                   POLICY
                                  BENEFITS,                                        BENEFITS,   AMORTIZATION
                                   LOSSES,                                          CLAIMS,         OF
                      DEFERRED     CLAIMS                                           LOSSES       DEFERRED
                       POLICY       AND                                   NET         AND         POLICY       OTHER
                    ACQUISITION    CLAIMS     UNEARNED      PREMIUM    INVESTMENT  SETTLEMENT  ACQUISITION   OPERATING    PREMIUMS
                       COSTS      EXPENSES    PREMIUMS      REVENUE      INCOME     EXPENSES       COSTS      EXPENSES     WRITTEN
                    -----------  ----------  ----------   ----------   ----------  ----------  ------------  ----------  ----------
DECEMBER 31, 2000
Property-Casualty                                         $  60,352    $  15,923    $  56,600    $  18,996    $   7,953   $  56,316
  Accident and
  Health                                                     27,128                    19,663        7,760                   25,987
  Unearned premium
  portfolio transfer
  and assumption                                                                                                            (92,907)
                     ---------   ---------   ---------    ---------    ---------    ---------    ---------    ---------   ---------

         Total            --          --          --      $  87,530    $  15,923    $  76,263    $  26,756    $   7,953   ($ 10,604)
                     =========   =========   =========    =========    =========    =========    =========    =========   =========

DECEMBER 31, 1999
Property-Casualty    $  23,585   $ 277,271   $  98,133    $ 261,029    $  20,173    $ 267,622    $  64,279    $  14,816   $ 256,388
  Accident and
Health                              31,358                   50,339                    38,219       16,261                   50,338
                     ---------   ---------   ---------    ---------    ---------    ---------    ---------    ---------   ---------
         Total       $  23,585   $ 308,629   $  98,133    $ 311,368    $  20,173    $ 305,841    $  80,540    $  14,816   $ 306,726
                     =========   =========   =========    =========    =========    =========    =========    =========   =========

DECEMBER 31, 1998
Property-Casualty    $  23,515   $ 186,189   $ 102,775    $ 206,194    $  15,687    $ 176,125    $  50,537    $  16,452   $ 234,735
  Accident and
Health
                     ---------   ---------   ---------    ---------    ---------    ---------    ---------    ---------   ---------
         Total       $  23,515   $ 186,189   $ 102,775    $ 206,194    $  15,687    $ 176,125    $  50,537    $  16,452   $ 234,735
                     =========   =========   =========    =========    =========    =========    =========    =========   =========

                                                                     SCHEDULE IV


                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                                   REINSURANCE
                                 (IN THOUSANDS)


                                                    ASSUMED                    PERCENTAGE
                                      CEDED TO       FROM                       OF AMOUNT
                           GROSS        OTHER        OTHER                       ASSUMED
                           AMOUNT     COMPANIES    COMPANIES    NET AMOUNT       TO NET
                          ---------  -----------  -----------  -----------    -----------
DECEMBER 31, 2000
Premiums Written:
 Property and
 Casualty                            $  19,731    $  76,047     $  56,316         135.0%

   Accident and Health                               25,987        25,987         100.0%
   Unearned premium
   portfolio transfer
   and assumption                                   (92,907)      (92,907)
                          -------    ---------    ---------     ---------      ---------
       Total                         $  19,731    $   9,127     ($ 10,604)        N/M
                          =======    =========    =========     =========      =========

DECEMBER 31, 1999
Premiums Written:
   Property and
Casualty                             $  80,122    $ 336,510     $ 256,388         131.3%

   Accident and Health                               50,338        50,338         100.0%
                          -------    ---------    ---------     ---------      ---------
       Total                         $  80,122    $ 386,848     $ 306,726         126.1%
                          =======    =========    =========     =========      =========

DECEMBER 31, 1998
Premiums Written:
   Property and
   Casualty                          $  25,831    $ 260,566     $ 234,735         111.0%
   Accident and Health
                          -------    ---------    ---------     ---------      ---------
       Total                         $  25,831    $ 260,566     $ 234,735         111.0%
                          =======    =========    =========     =========      =========

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                         DESCRIPTION
------                         -----------

3.1       Memorandum of Association of Arch Capital Group Ltd. ("ACGL")(a)

3.2       Bye-Laws of ACGL(a)

4.1       Specimen Common Share Certificate (filed herewith)

4.2.1 Class A Common Share Purchase Warrants issued to Marsh & McLennan Risk Capital Holdings, Ltd. ("MMRCH") on September 19, 1995(b) and September 28, 1995(c)

4.2.2 Class A Common Share Purchase Warrants issued to The Trident Partnership, L.P. ("Trident") on September 19, 1995(b) and September 28, 1995(c)

4.2.3 Class A Common Share Purchase Warrants issued to Taracay Investors ("Taracay") on September 19, 1995(b) and September 28, 1995(c)

4.3 Class B Common Share Purchase Warrants issued to MMRCH on September 19, 1995(b) and September 28, 1995(c)

10.1.1    Amended and Restated Subscription Agreement, between ACGL and
          Trident(b)

10.1.2 Amendment, dated October 31, 2000, to Subscription Agreement, dated as of June 28, 1995, between ACGL and Trident(d)

10.2.1    Amended and Restated Subscription Agreement, between ACGL and MMRCH(b)

10.2.2 Amendment, dated October 31, 2000, to Subscription Agreement, dated as of June 28, 1995, between ACGL and MMRCH(d)

10.3      Amended and Restated Subscription Agreement, between ACGL and
          Taracay(b)

10.4.1 Investment Advisory Agreement, between ACGL and MMC Capital, Inc. ("MMC Capital")(b)

10.4.2 Investment Advisory Agreement, between Arch Reinsurance Company (formerly known as Risk Capital Reinsurance Company, "Arch Re") and MMC Capital(b)

10.5.1 Sublease Agreement, dated as of March 18, 1996, between Arch Re and Coca-Cola Bottling Company of New York, Inc. ("Coca-Cola") (b)

10.5.2 Sublease Amendment Agreement and Consent, dated as of November 11, 1997, between Arch Re and Coca-Cola(e)

10.5.3 Sub-Sublease Agreement, dated as of March 18, 1996, between Arch Re and MMC Capital(f)

10.5.4    Amendment to Sub-Sublease Agreement, between Arch Re and MMC
          Capital(q)

10.6.1 Tax Sharing Agreement, between Arch Capital Group (U.S.) Inc. ("Arch-U.S.") and Arch Re (amended)(e)

10.6.2    Addition of Cross River Insurance Company to Tax Sharing Agreement(g)

10.6.3 Addition of Hales & Company Inc. ("Hales") to Tax Sharing Agreement (filed herewith)

10.7.1    ACGL 1999 Long Term Incentive and Share Award Plan(h)+

10.7.2 ACGL 1995 Long Term Incentive and Share Award Plan (the "1995 Stock Plan")(b)+

10.7.3    First Amendment to the 1995 Stock Plan(c) +

10.7.4    Restricted Share Agreements--Executive Officers(i) +

10.7.5    Restricted Share Agreement--Peter A. Appel--April 24, 2000 grant(j)+

10.7.6 Restricted Share Agreements--Robert Clements--May 5, 2000 grants(j) and January 1, 2001 grant (filed herewith)

10.7.7    Stock Option Agreements--Executive Officers--1995 and 1996 grants,
          (i) 1997 and 1998 grants(g) and 2000 grants(j)+

10.7.8 Stock Option Agreements--Robert Clements--1996 grant,(i) 1997 grant(e) and 1998 grant(g)

10.7.9 Amendments to Stock Option Agreements--Robert Clements (dated March 22, 2000)(j) and Executive Officers+ and Directors (dated May 5, 2000) (filed herewith)

10.7.10 Stock Option Agreements--Non-Employee Directors--1996 and 1997 annual grants,(c) 1998 annual grants,(e) 1999 annual grants, (g) 2000 annual grants(k) and 2001 annual grants (filed herewith)

10.7.11   Stock Option Agreements--Non-Employee Directors--initial grants(g) (k)

10.8.1 Retention and Change in Control Agreement, dated as of May 5, 2000, between ACGL and Robert Clements(l)

10.8.2 Change in Control Agreement, dated as of May 5, 2000, between ACGL and Peter A. Appel(l)+

10.8.3    Employment Agreement dated as of June 9, 2000 between ACGL and Debra
          M. O'Connor(l)+

10.8.4 Employment and Change in Control Agreement, dated as of May 5, 2000, between ACGL and Louis T. Petrillo(l)+

10.8.5    Assumption of Change in Control Agreements (filed herewith)

10.9      ACGL 1995 Employee Stock Purchase Plan(r)+

10.10.1   Arch Re Money Purchase Pension Plan (the "Pension Plan")(b) +

10.10.2 Amendment and Restatement of the Adoption Agreement relating to the Pension Plan(c)+

10.10.3   Amendment to the Adoption Agreement relating to the Pension Plan(g)+

10.11.1   Arch Re Employee Savings Plan (the "Savings Plan")(b)+

10.11.2 Amendment and Restatement of the Adoption Agreement relating to the Savings Plan(c)+

10.11.3   Amendment to the Adoption Agreement relating to the Savings Plan(g)+

10.12.1 Arch Re Executive Supplemental Non-Qualified Savings and Retirement Plan (the "Supplemental Plan") and related Trust Agreement(b)+

10.12.2 Amendment No. 1 to the Adoption Agreement relating to the Supplemental Plan(c)+

10.12.3 Amendment No. 2 to the Adoption Agreement relating to the Supplemental Plan(g)+

10.13 Asset Purchase Agreement, dated as of January 10, 2000, among Arch-U.S., Folksamerica Holding Company, Inc. ("FHC") and Folksamerica Reinsurance Company ("FRC")(m)

10.14 Transfer and Assumption Agreement, dated May 5, 2000, between Arch Re and FRC(n)

10.15 Escrow Agreement, dated December 28, 2000, among ACGL, FHC, FRC and the Escrow Agent (filed herewith)

10.16 Agreement, dated May 5, 2000, among Arch-U.S., Arch Re, FHC and FRC regarding Aviation Business(n)

10.17 Agreement and Plan of Merger, dated as of September 25, 2000, among Arch-U.S., ACGL, The Arch Purpose Trust and Arch Merger Corp.(a)

10.18 Asset Purchase Agreement, dated as of October 31, 2000, among Arch-U.S., Hales Capital Advisors, LLC, its members and Hales(o)

10.19 Reorganization Agreement, dated as of December 31, 2000, among ACGL, American Independent Insurance Holding Company and other signatories thereto(p)

10.20 Stock Repurchase Agreement, dated January 17, 2000, among ACGL, Arch Re and XL Capital Ltd(m)

10.21 Form of Voting and Disposition Agreement, among Arch-U.S., Arch Re and XL Capital Ltd(m)

21        Subsidiaries of Registrant (filed herewith)

23        Consent of PricewaterhouseCoopers (filed herewith)

24        Powers of Attorney (filed herewith)

 ---------------------

(a) Filed as an annex to our Definitive Proxy Statement/Prospectus included in our Registration Statement on Form S-4 (No. 333-45418), as filed with the SEC on September 26, 2000, and incorporated by reference.

(b) Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 1995, as filed with the SEC on March 30, 1996, and incorporated by reference.

(c) Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 1996, as filed with the SEC on March 31, 1997, and incorporated by reference.

(d) Filed as an exhibit to our Report on Form 8-K, as filed with the SEC on November 9, 2000, and incorporated by reference.

(e) Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 1997, as filed with the SEC on March 27, 1998, and incorporated by reference.

(f) Filed as an exhibit to our Report on Form 10-Q for the period ended June 30, 1998, as filed with the SEC on August 14, 1998, and incorporated by reference.

(g) Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 1998, as filed with the SEC on March 30, 1999, and incorporated by reference.

(h) Filed as an exhibit to our Definitive Proxy Statement, as filed with the SEC on April 14, 1999, and incorporated by reference.

(i) Filed as an exhibit to our Report on Form 10-Q for the period ended June 30, 1997, as filed with the SEC on August 14, 1997, and incorporated by reference.

(j) Filed as an exhibit to our Report on Form 10-Q for the period ended September 30, 2000, as filed with the SEC on November 14, 2000, and incorporated by reference.

(k) Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 1999, as filed with the SEC on March 30, 2000, and incorporated by reference.

(l) Filed as an exhibit to our Report on Form 8-K, as filed with the SEC on September 8, 2000, and incorporated by reference.

(m) Filed as an exhibit to our Report on Form 8-K as filed with the SEC on January 18, 2000, and incorporated by reference.

(n) Filed as an exhibit to our Report on Form 8-K, as filed with the SEC on May 19, 2000, and incorporated by reference.

(o) Filed as an exhibit to our Report on Form 8-K, as filed with the SEC on December 5, 2000, and incorporated by reference.

(p) Filed as an exhibit to our Report on Form 8-K, as filed with the SEC on March 15, 2001, and incorporated by reference.

(q) Filed as an exhibit to our Report on Form 10-Q for the period ended March 31, 2000, as filed with the SEC on May 15, 2000, and incorporated by reference.

(r) Filed as an exhibit to our Registration Statement on Form S-8 (No. 33-99974), as filed with the SEC on December 4, 1995, and incorporated by reference.

+ A management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.