Form 10-Q
period 2001-03-31
ARCH CAPITAL GROUP LTD
filed 2001-05-15
CIK 947484

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2001
                                       Or
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period ___________________ to _____________________

Commission file number:  0-26456

                             ARCH CAPITAL GROUP LTD.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                Bermuda                              Not Applicable
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)

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

Yes        X          No  ______
      -----------

Indicate the number of shares outstanding of each of the issuer's classes of common shares.

                 CLASS                        OUTSTANDING AT MARCH 31, 2001
                 -----                        -----------------------------
     Common Shares, $.01 par value                     12,828,879


================================================================================

                             ARCH CAPITAL GROUP LTD.


                                      INDEX

                                                                        PAGE NO.
                                                                       ----------
PART I.  FINANCIAL INFORMATION
ITEM 1 -- CONSOLIDATED FINANCIAL STATEMENTS

        Review Report of Independent Accountants                           1

        Consolidated Balance Sheet                                         2
          March 31, 2001 and December 31, 2000

        Consolidated Statement of Income                                   3
          For the three month periods ended March 31, 2001 and 2000

        Consolidated Statement of Shareholders' Equity and                 4
        Comprehensive Income
          For the three month periods ended March 31, 2001 and 2000

        Consolidated Statement of Cash Flows                               5
          For the three month periods ended March 31, 2001 and 2000

        Notes to Consolidated Financial Statements                         6

ITEM 2-- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS                                       16

ITEM 3-- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK       22

PART II.  OTHER INFORMATION

ITEM 1-- LEGAL PROCEEDINGS                                                23

ITEM 6-- EXHIBITS AND REPORTS ON FORM 8-K                                 23

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Arch Capital Group Ltd.:

We have reviewed the accompanying consolidated balance sheet of Arch Capital Group Ltd. (formerly known as Risk Capital Holdings, Inc.) and its subsidiaries as of March 31, 2001, and the related consolidated statements of income, of changes in shareholders' equity and comprehensive income and of cash flows for each of the three-month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2000, and the related consolidated statements of income and comprehensive income, of changes in shareholders' equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 6, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



/s/ PricewaterhouseCoopers

Hamilton, Bermuda
May 14, 2001

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                            (UNAUDITED)
                                                                             MARCH 31,   DECEMBER 31,
                                                                               2001         2000
                                                                            -----------  -----------
ASSETS
Investments:
Fixed maturities (amortized cost:  2001, $90,678; 2000, $37,849)              $90,400      $38,475
Publicly traded equity securities (cost:  2001, $16,859; 2000, $24,987)        28,224       51,322
Privately held securities (cost:  2001, $52,132; 2000 $60,623)                 52,080       59,437
Securities held in escrow (amortized cost:  2001, $21,105; 2000, $20,887)      21,373       20,970
Short-term investments                                                         72,421       97,387
                                                                            ---------    ---------
Total investments                                                             264,498      267,591
                                                                            ---------    ---------

Cash                                                                           20,290       11,481
Accrued investment income                                                       2,405        1,432
Premiums receivable                                                            39,459
Unpaid losses and loss expenses recoverable                                    34,520
Prepaid reinsurance premiums                                                   31,735
Reinsurance balances receivable                                                 9,654
Goodwill                                                                       20,381        6,111
Deferred income tax asset                                                       7,980        8,192
Deferred policy acquisition costs                                               2,485
Other assets                                                                    6,829        4,119
                                                                            ---------    ---------
TOTAL ASSETS                                                                 $440,236     $298,926
                                                                            =========    =========

LIABILITIES
Claims and claims expenses                                                    $53,413
Unearned premiums                                                              44,133
Reinsurance balances payable                                                   34,282
Reserve for contingent loss of escrowed assets                                 15,000      $15,000
Investment accounts payable                                                     5,792
Other liabilities                                                              15,135        8,608
                                                                            ---------    ---------
TOTAL LIABILITIES                                                             167,755       23,608
                                                                            ---------    ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred shares, $.01 par value:
50,000,000 shares authorized (none issued)
Common shares, $.01 par value:
200,000,000 shares authorized
(issued:  2001, 12,831,860; 2000, 12,708,818)                                     128          127
Additional paid-in capital                                                    289,877      288,016
Deferred compensation under share award plan                                   (1,594)        (341)
Retained earnings (deficit)                                                   (22,775)     (30,916)
Less treasury shares, at cost (2001, 2,981)                                       (48)
Accumulated other comprehensive income consisting of unrealized
appreciation of investments, net of income tax                                  6,893       18,432
                                                                            ---------    ---------
TOTAL SHAREHOLDERS' EQUITY                                                    272,481      275,318
                                                                            ---------    ---------
Total Liabilities and Shareholders' Equity                                   $440,236     $298,926
                                                                            =========    =========


                          See Notes to Consolidated Financial Statements

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                    (UNAUDITED)
                                                THREE MONTHS ENDED
                                                     MARCH 31,
                                               2001            2000
                                           ------------    -------------
REVENUES
Net premiums written                             $2,837         $52,889
(Increase) decrease in unearned premiums         (1,204)          5,273
                                           ------------    ------------
Net premiums earned                               1,633          58,162
Net investment income                             3,160           5,290
Net investment gains                              9,004          29,300
Equity in net income of investees                 1,036              46
Fee income                                        1,715
Net commission income                               482
                                           ------------    ------------
TOTAL REVENUES                                   17,030          92,798

EXPENSES
Claims and claims expenses                        1,545          53,875
Commissions and brokerage                                        16,753
Other operating expenses                          4,038           2,568
Foreign exchange loss                                             1,159
                                           ------------    ------------
TOTAL EXPENSES                                    5,583          74,355

INCOME BEFORE INCOME TAXES                       11,447          18,443

Federal income taxes:
Current                                             201             264
Deferred                                          3,105          12,371
                                           ------------    ------------
Income tax expense                                3,306          12,635
                                           ------------    ------------

NET INCOME                                       $8,141          $5,808
                                           ============    ============

AVERAGE SHARES OUTSTANDING
Basic                                        12,786,631      15,517,163
Diluted                                      12,792,448      15,518,341

Basic and diluted net income per share            $0.64           $0.37

              See Notes to Consolidated Financial Statements

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
     CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

                                                                                               (UNAUDITED)
                                                                                           THREE MONTHS ENDED,
                                                                                                MARCH 31,
                                                                                            2001          2000
                                                                                        ------------  ------------
COMMON SHARES
Balance at beginning of year                                                                  $127         $171
Common shares issued                                                                             1
                                                                                        ------------  ------------
Balance at end of period                                                                       128          171
                                                                                        ------------  ------------

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of year                                                               288,016      342,034
Common shares issued                                                                         1,861          (22)
                                                                                        ------------  ------------
Balance at end of period                                                                   289,877      342,012
                                                                                        ------------  ------------

DEFERRED COMPENSATION UNDER SHARE AWARD PLAN
Balance at beginning of year                                                                  (341)        (317)
Restricted common shares (issued) cancelled                                                 (1,612)          22
Compensation expense recognized                                                                359           71
                                                                                        ------------  ------------
Balance at end of period                                                                    (1,594)        (224)
                                                                                        ------------  ------------

RETAINED EARNINGS (DEFICIT)
Balance at beginning of year                                                               (30,916)     (22,175)
Net income (loss)                                                                            8,141        5,808
                                                                                        ------------  ------------
Balance at end of period                                                                   (22,775)     (16,367)
                                                                                        ------------  ------------

TREASURY SHARES, AT COST
Balance at beginning of year                                                                               (387)
Purchase of treasury shares                                                                    (48)     (59,210)
                                                                                        ------------  ------------
Balance at end of period                                                                       (48)     (59,597)
                                                                                        ------------  ------------

ACCUMULATED OTHER COMPREHENSIVE INCOME
UNREALIZED APPRECIATION OF INVESTMENTS, NET OF INCOME TAX
Balance at beginning of year                                                                18,432       27,188
Change in unrealized appreciation (depreciation)                                           (11,539)     (43,930)
                                                                                        ------------  ------------
Balance at end of period                                                                     6,893      (16,742)
                                                                                        ------------  ------------

TOTAL SHAREHOLDERS' EQUITY                                                                $272,481     $249,253
                                                                                        ============  ============

COMPREHENSIVE INCOME (LOSS)
  Net income                                                                                $8,141       $5,808
  Other comprehensive income, net of tax
    Unrealized appreciation (depreciation) of investments:
      Unrealized holding gains (losses) arising during period                               (5,387)     (24,885)

      Less:  reclassification adjustment for net realized gains included in net income      (6,152)     (19,045)

                                                                                        ------------  ------------
  Other comprehensive income (loss)                                                        (11,539)     (43,930)
                                                                                        ------------  ------------
Comprehensive Income (Loss)                                                                ($3,398)    ($38,122)
                                                                                        ============  ============

                                See Notes to Consolidated Financial Statements

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                    (UNAUDITED)
                                                                                THREE MONTHS ENDED,
                                                                                     MARCH 31,
                                                                                2001          2000
                                                                            ------------  ------------
OPERATING ACTIVITIES
Net income                                                                      $8,141       $5,808
 Adjustments to reconcile net income
 to net cash provided by operating activities:
  Liability for claims and claims expenses                                         236       13,743
  Unearned premiums                                                              2,771       (5,274)
  Premiums receivable                                                           (2,478)       3,949
  Accrued investment income                                                       (820)         790
  Reinsurance recoverables                                                      (1,542)      (6,645)
  Reinsurance balances payable                                                   1,103        1,377
  Deferred policy acquisition costs                                               (241)       1,300
  Net investment (gains)/losses                                                 (9,004)     (29,300)
  Deferred income tax asset                                                        213       12,371
  Other liabilities                                                             (1,820)      (3,092)
  Other items, net                                                               3,747        2,279
                                                                            ------------  ------------
NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES                               306       (2,694)
                                                                            ------------  ------------

INVESTING ACTIVITIES
Purchases of fixed maturity investments                                        (46,708)     (83,092)
Sales of fixed maturity investments                                             13,117      136,903
Purchases of equity securities                                                              (12,119)
Sales of equity securities                                                      17,986       26,331
Net (purchases)/sales of short-term investments                                 23,954      (66,982)
Sale or disposal (purchases) of furniture and equipment                            (22)           6
Acquisition of American Independent Insurance Holding Company,
     net of cash acquired                                                          224
                                                                            ------------  ------------
NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES                             8,551        1,047
                                                                            ------------  ------------

FINANCING ACTIVITIES
Common shares issued                                                             1,862          (22)
Purchase of treasury shares                                                        (48)       3,637
Deferred compensation on restricted shares                                      (1,612)          22
Other equity compensation                                                         (250)
                                                                            ------------  ------------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                               (48)       3,637
                                                                            ------------  ------------

Increase in cash                                                                 8,809        1,990
Cash beginning of year                                                          11,481        9,457
                                                                            ------------  ------------
CASH END OF PERIOD                                                             $20,290      $11,447
                                                                            ============  ============

                         See Notes to Consolidated Financial Statement

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   ORGANIZATION

     Arch Capital Group Ltd. ("ACGL"), a Bermuda company, is a diversified financial services holding company, with an emphasis on the insurance sector. ACGL was formed in September 2000 to accomplish the internal reorganization transaction described below involving Arch Capital Group (U.S.) Inc. (formerly known as (i) "Risk Capital Holdings, Inc." from March 1995 to May 8, 2000 and
(ii) "Arch Capital Group Ltd." from May 8, 2000 to November 8, 2000), a Delaware holding company formed in March 1995 ("Arch-U.S."). The common shares of ACGL are traded on the Nasdaq National Market under the symbol "ACGL."

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

     Prior to May 5, 2000, Arch-U.S. provided reinsurance and other forms of capital for insurance companies through its wholly owned subsidiary, Arch Reinsurance Company ("Arch Re"), a Nebraska corporation formed in 1995 under the original name of "Risk Capital Reinsurance Company." On May 5, 2000, Arch-U.S. sold the reinsurance operations of Arch Re to Folksamerica Reinsurance Company ("Folksamerica").

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


2.   GENERAL

     The interim consolidated financial statements have been prepared in conformity with generally accepted accounting principles ("GAAP") in the United States and include the accounts of ACGL, Arch-U.S., Hales & Company Inc. ("Hales"), American Independent Insurance Holding Company ("AIHC"), Arch Re and Cross River Insurance Company ("Cross River"). All intercompany transactions and balances have been eliminated in consolidation. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the accompanying interim consolidated financial statements reflect all adjustments necessary (consisting of normal recurring accruals) for a fair presentation of results on an interim basis. These consolidated financial statements should be read in conjunction with the 2000 consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.   RECLASSIFICATIONS

     Certain amounts in the 2000 consolidated financial statements have been reclassified to conform to the 2001 presentation. Such reclassifications had no effect on the Company's net income, shareholders' equity or cash flows.

4.   ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standard ("SFAS") No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, such as convertible securities, and hedging activities, and requires that all derivative financial instruments be recognized in the balance sheet as either assets or liabilities and measured at fair value. The recognition of the change in the fair value of a derivative depends on a number of factors, including the intended use of the derivative. Currently, the Company's portfolio includes market sensitive instruments, such as mortgage-backed securities, which are subject to prepayment risk and changes in market value in connection with changes in interest rates. In adopting SFAS No. 133, the recognition of the change in the fair value of any embedded derivative is recorded as a component of net income.

     For the Company, this statement was effective for the year beginning January 1, 2001, and has been adopted herein. SFAS No. 133 did not have a material impact on the Company's results of operations, financial condition or liquidity because the Company generally does not engage in derivative activities.

5.   GOODWILL

     Goodwill of acquired businesses represents the difference between purchase cost and the fair value of the net assets of the acquired businesses and is being amortized on a straight-line basis over the expected life of the related operations acquired, which generally does not exceed 15 years. The Company recorded goodwill related to its investment in Hales and AIHC. The Company evaluates the recoverability of the carrying value of goodwill related to acquired businesses on an undiscounted basis to ensure it is properly valued. If it is determined that an impairment exists, the excess of the unamortized balance will be charged to earnings at that time.

6.   CONTINGENCIES RELATING TO SALE OF REINSURANCE OPERATIONS

      Under the terms of the agreement relating to the sale of the Company's reinsurance operations to Folksamerica on May 5, 2000, the Company placed $20 million of the purchase price in escrow for a period of five years. Such amounts represent restricted funds that appear under a separate caption entitled "Securities held in escrow" on the Company's consolidated balance sheet at March 31, 2001. These funds will be used to reimburse Folksamerica if the loss reserves (which were $32.3 million at the closing of the asset sale) transferred to it in the asset sale relating to business produced on behalf of Arch Re by a certain managing underwriting agency are deficient as measured at the end of such five-year period or to satisfy certain indemnity claims Folksamerica may have during such period. In connection with the escrow arrangement, the Company will record a loss in an amount equal to any probable deficiency in the related reserve that may become known during or at the end of the five-year period. If such loss reserves are redundant, all of the escrowed funds will be released from escrow to the Company and Folksamerica will pay the Company an amount equal to such redundancy.

     As required under the agreement, Folksamerica reported to the Company that adverse development had occurred in the loss reserves subject to the Folksamerica escrow agreement for the period from May 5, 2000 to December 31, 2000. Based on such information and an independent actuarial analysis, the Company recorded

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     6.     CONTINGENCIES RELATING TO SALE OF REINSURANCE OPERATIONS (CONT'D.)

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

7.   ACQUISITION

     On February 28, 2001, the Company completed a reorganization transaction pursuant to which the Company acquired all of the common stock of AIHC, one of its investee companies. See Note 9. AIHC is a specialty property and casualty insurance holding company that, through its subsidiaries, markets and underwrites nonstandard personal automobile liability and physical damage lines of insurance, primarily in Pennsylvania, as well as in Maryland and Delaware.

     The Company purchased a portion of the outstanding shares of AIHC for $1.25 million. The remaining outstanding shares of AIHC were redeemed by AIHC in exchange for the right to receive a portion of the proceeds resulting from the final adjudication or settlement of certain lawsuits that AIHC, as plaintiff, has previously filed against certain defendants. A third party also forgave the obligations owing to it under certain notes previously issued by AIHC in the aggregate principal amount of $4 million and returned certain warrants

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



7.   ACQUISITION (CONT'D.)


to purchase shares of AIHC in exchange for the right to receive a portion of the proceeds resulting from the final adjudication or settlement of such lawsuits. Immediately after the Company's purchase of AIHC, the Company contributed to the capital of AIHC notes in the aggregate principal amount of $8.5 million that were issued to the Company in connection with loans it had previously made to AIHC and also returned certain warrants to purchase shares of AIHC. Following the purchase, the Company also made a capital contribution to AIHC in the amount of $11 million.

     In connection with the loans the Company had previously made to AIHC, the Company had obtained rights to provide reinsurance to AIHC's subsidiary, American Independent Insurance Company ("American Independent"), for specified periods, which rights had been transferred to Folksamerica in the asset sale on May 5, 2000. In connection with the Company's acquisition of AIHC, Folksamerica released American Independent from these reinsurance commitments at a cost to American Independent of $1.5 million.

8.   EARNINGS PER SHARE DATA


     Earnings per share are computed in accordance with SFAS No. 128 "Earnings Per Share."


     Basic earnings per share exclude dilution and is computed by dividing income available to common shareholders by the weighted average number of Common Shares outstanding for the periods. Diluted earnings per share reflect the potential dilution that could occur if Class A and B warrants and employee stock options were exercised or converted into Common Shares. When a loss occurs, diluted per share amounts are computed using basic average shares outstanding because including dilutive securities would decrease the loss per share and would therefore be anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share:


                                                 (IN THOUSANDS, EXCEPT SHARE DATA)
                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                       2001            2000
                                                 ---------------- ---------------
NET INCOME
BASIC EARNINGS PER SHARE:
Net income                                                $8,141        $5,808
Divided by:
Weighted average shares outstanding for the period    12,786,631    15,517,163
Basic earnings per share                                   $0.64         $0.37

DILUTED EARNINGS PER SHARE:
Net income                                                $8,141        $5,808
Divided by:
Weighted average shares outstanding for the period    12,786,631    15,517,163
Effect of dilutive securities:
   Warrants
   Employee stock options                                  5,817         1,178
                                                 ---------------- ---------------
Total shares                                          12,792,448    15,518,341
                                                 ================ ===============
Diluted earnings per share                                 $0.64         $0.37

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



9.   INVESTMENT INFORMATION

     Realized investment gains (losses) for the three month period ended March 31, 2001 consisted of the following:


                                                    (IN THOUSANDS)
                                                  THREE MONTHS ENDED
                                                    MARCH 31, 2001
                                          ---------------------------------
                                                                     NET
                                            GROSS       GROSS      REALIZED
                                           REALIZED    REALIZED     GAINS
                                            GAINS       LOSSES     (LOSSES)
                                          ----------  ---------   ---------
Fixed maturities                               $53                     $53
Publicly traded equity securities            8,951                   8,951
Privately held securities
                                          ----------  ---------   ---------
Total                                       $9,004                  $9,004
                                          ==========  =========   =========

     The following table reconciles estimated fair value and carrying value to the amortized cost of fixed maturities and equity securities:

                                               (IN THOUSANDS)
                                               MARCH 31, 2001
                            -------------------------------------------------------
                                   ESTIMATED
                                   FAIR VALUE
                                       AND        GROSS       GROSS
                                    CARRYING    UNREALIZED  UNREALIZED  AMORTIZED
                                      VALUE       GAINS      (LOSSES)     COST
                                   ----------   ----------  ----------  ---------
Fixed maturities                     $90,400      $1,666      ($1,944)    $90,678
Publicly traded equity securities     28,224      12,213         (848)     16,859
Privately held securities             52,080                      (52)     52,132
Securities held in escrow             21,373         268                   21,105
                                   ----------   ----------  ----------  ---------
Total                               $192,077     $14,147      ($2,844)    180,774
                                   ==========   ==========  ==========  ==========

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

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.   INVESTMENT INFORMATION (CONT'D.)

     At March 31, 2001, the Company's publicly traded equity securities and privately held securities were issued by insurance and reinsurance companies or companies providing services to the insurance industry. At such date, the publicly traded equity portfolio consisted of the following:

                                                            (IN THOUSANDS)
                                                            MARCH 31, 2001
                                     ------------------------------------------------------------
                                     ESTIMATED
                                        FAIR
                                      VALUE AND         GROSS           GROSS
                                       CARRYING      UNREALIZED       UNREALIZED
                                        VALUE           GAINS          (LOSSES)          COST
                                     -----------     -----------      ----------      -----------
COMMON STOCK:
ACE Limited                             $9,224          $2,908                            $6,316
XL Capital Ltd                           7,987           4,403                             3,584
Farm Family Holdings, Inc.               1,342             430                               912
Meadowbrook Insurance Group                610                            ($848)           1,458
Renaissance Re                           2,450           1,253                             1,197
Metropolitan Life Insurance Company      6,611           3,219                             3,392
                                     -----------     -----------      ----------      -----------
         Total                         $28,224         $12,213            ($848)         $16,859
                                     ===========     ===========      ==========      ===========

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

     Goodwill for privately held equity securities carried under the equity method of accounting was $7.9 million at March 31, 2001, compared to $8.0 million at December 31, 2000.

     The estimated fair value of investments in privately held securities, other than those carried under the equity method or those with quoted market values, is initially equal to the cost of such investments until the investments are revalued based principally on substantive events or other factors which could indicate a diminution or appreciation in value, such as an arm's-length third party transaction justifying an increased valuation or adverse development of a significant nature requiring a write-down. The Company periodically reviews the valuation of investments in privately held securities with MMC Capital, Inc. ("MMC Capital"), its equity investment advisor with respect to certain of the Company's privately held securities.

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



9.   INVESTMENT INFORMATION (CONT'D.)


     Privately held securities consisted of the following:

                                                             (IN THOUSANDS)
                                                       MARCH 31,       DECEMBER 31,
                                                         2001             2000
                                                     --------------   -------------
      CARRIED UNDER THE EQUITY METHOD:
      The ARC Group, LLC                                $8,039           $8,468
      Arx Holding Corp.                                  3,458            3,514
      Island Heritage Insurance Company, Ltd.            4,575            4,534
      New Europe Insurance Ventures                        705              642
      Sunshine State Holding Corporation                 2,140            1,766
                                                     --------------   -------------
         Sub-total                                      18,917           18,924
                                                     --------------   -------------

      CARRIED AT FAIR VALUE:
      Altus Holdings, Ltd.                              16,000           16,000
      American Independent Insurance Holding Company                      7,350
      Distribution Investors, LLC                          100              100
      GuideStar Health Systems, Inc.                       250              250
      Stockton Holdings Limited                         10,000           10,000
      Trident II, L.P.                                   6,813            6,813
                                                     --------------   -------------
         Sub-total                                      33,163           40,513
                                                     --------------   -------------
         Total                                         $52,080          $59,437
                                                     ==============   =============

     During the three-month period ended March 31, 2001, the Company received distributions from The ARC Group, LLC totaling $945,000.

      At March 31, 2001, the Company had investment commitments relating to its privately held securities totaling approximately $22 million. The outstanding commitments at March 31, 2001 included $17.6 million committed to Trident II, L.P., an investment fund established by MMC Capital dedicated to making private equity and equity related investments in the global insurance, reinsurance and related industries, and $1.2 million to Distribution Investors, LLC, the general partner of Distribution Partners Investment Capital, L.P., a private equity fund investing in insurance distribution entities which is affiliated with Hales.

     Set forth below is certain information relating to the Company's private investment activity for the three month period ended March 31, 2001:

     AMERICAN INDEPENDENT INSURANCE HOLDING COMPANY

     On February 28, 2001, the Company completed a reorganization transaction pursuant to which the Company acquired all of the common stock of one of its investee companies, AIHC. See Note 7. Immediately after the Company's purchase of AIHC, the Company contributed to the capital of AIHC notes in the aggregate principal amount of $8.5 million that were issued to the Company in connection with loans it had previously made to AIHC. At that date, the Company restored the estimated market value discount on the loans in the amount of $1.1 million, which had been previously recorded in the Company's financial statements. The Company also returned certain warrants to purchase shares of AIHC.

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.   INVESTMENT INFORMATION (CONT'D.)

     ALTUS HOLDINGS, LTD.

     On March 23, 2001, the Company entered into a reorganization agreement for the acquisition of all of the remaining ownership interests in one of its current investee companies, Altus Holdings, Ltd. ("Altus"), which provides insurance and alternative risk transfer services through rent-a-captive and other facilities. The Altus group includes First American Insurance Company, an admitted insurer with licenses in 49 states and an A.M. Best rating of A-.

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

     Arch-U.S., Hales, Arch Re and Cross River file a U.S. consolidated federal income tax return, with Arch-U.S. serving as the common parent, and have a tax sharing agreement (the "Tax Sharing Agreement"), allocating the consolidated income tax liability on a separate return basis. Pursuant to the Tax Sharing Agreement, Hales, Arch Re and Cross River make tax sharing payments to Arch-U.S. based on such allocation. In addition, AIHC, a U.S. subsidiary of ACGL, files a separate U.S. consolidated return with its subsidiaries, American Independent, American Independent Services Company and C&L Insurance Agency, Inc.

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.  INCOME TAXES (CONT'D.)


     An analysis of the Company's effective tax rate for the three months ended March 31, 2001 and 2000 follows:

                                                            (IN THOUSANDS)
                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                          2001          2000
                                                      ------------  ------------
      Income tax computed on pre-tax income              $4,007       $ 6,455
      Addition (reduction) in income tax resulting
      from:
         Valuation allowance                               (174)        6,285
         Write-off of deferred tax asset                    251
         Tax-exempt investment income                                    (162)
         Dividend received deduction                        (15)         (127)
         Foreign income, not subject to income tax         (839)
         Other                                               76           184
                                                      ------------  ------------
      Income tax expense on pre-tax income               $3,306       $12,635
                                                      ============  ============

     Deferred income taxes reflect the tax effect of temporary differences between the value of assets and liabilities for financial reporting purposes and such values as measured by U.S. tax laws and regulations. The net deferred income tax asset is net of a valuation allowance for the portion of the deferred tax asset that management believes may not be realized. Significant components of the Company's deferred income tax assets and liabilities as of March 31, 2001 and December 31, 2000 were as follows:

                                                          (IN THOUSANDS)
                                                     MARCH 31,     DECEMBER 31,
                                                       2001           2000
                                                   -------------  -------------
      Deferred income tax assets:
         Net operating loss                          $12,900        $12,465
         AMT credit carryforward                         651            651
         Net claim reserve discount                      856
         Net unearned premium reserve                    868
         Unrealized loss on private equity               262            262
         Unrealized loss on marketable securities        548            606
         Compensation liabilities                         53            250
         Net unrealized depreciation of
           investments                                   262
         Other, net                                      805             48
                                                   -------------  -------------
      Total deferred tax assets                       17,205         14,282
                                                   -------------  -------------
      Deferred income tax liabilities:
         Equity in net income on investees, net         (549)          (379)
         Deferred policy acquisition cost               (869)
         Net unrealized appreciation of
           investments                                                  (61)
                                                   -------------  -------------
      Total deferred tax liabilities                  (1,418)          (440)
                                                   -------------  -------------
      Valuation allowance                             (7,807)        (5,650)
                                                   -------------  -------------
      Net deferred income tax asset                   $7,980         $8,192
                                                   =============  =============

     As of March 31, 2001, the Company has a deferred income tax valuation allowance of $7.8 million that adjusts the net deferred income tax asset to its estimated realizable value of approximately $8.0 million.

     The Company's U.S. subsidiaries have total net operating loss carryforwards of $36.9 million, substantially all of which expire between 2019 and 2020.

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.  SEGMENT INFORMATION

     The Company is a Bermuda-based, diversified financial services holding company, with an emphasis on the insurance sector. The Company owns and intends to acquire operating businesses that will enable it to generate both fee-based revenue (E.G., commissions and advisory and management fees) and risk-based revenue (I.E., insurance premium).


     SFAS No. 131 requires certain disclosures about operating segments in a manner that is consistent with how management evaluates the performance of the segment. As described below, the Company's two operating segments include insurance and merchant banking:

BUSINESS IDENTITY                             BUSINESS ACTIVITY
-------------------------------------------   ---------------------------------------
American Independent Insurance Holding        Markets and underwrites nonstandard
Company                                       personal automobile liability and
                                              physical damage lines of insurance,
                                              primarily in Pennsylvania.

Hales & Company Inc.                          A merchant banking firm specializing
                                              in the insurance industry.

      The Company's insurance operating segment includes total assets of $160.8 million at March 31, 2001, and revenues of $3 million and net income of $117,000 for the quarter ended March 31, 2001.

      The results of the Company's merchant banking operating segment did not meet any of the thresholds for segment reporting. Its contribution to the Company's net income was not material for the 2001 first quarter.

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

       In November 2000, ACGL became the sole shareholder of Arch Capital Group (U.S.) Inc. ("Arch-U.S.") pursuant to an internal reorganization transaction. Arch-U.S. is a Delaware company formed in March 1995 under the original name of "Risk Capital Holdings." Arch-U.S. commenced operations in September 1995 following the completion of its initial public offering. Prior to May 5, 2000, Arch-U.S. provided reinsurance and other forms of capital for insurance companies through its wholly owned subsidiary, Arch Reinsurance Company ("Arch Re"), a Nebraska corporation formed in 1995 under the original name of "Risk Capital Reinsurance Company." On May 5, 2000, Arch-U.S. sold the reinsurance operations of Arch Re to Folksamerica Reinsurance Company in an asset sale.

     On February 28, 2001, we completed a reorganization transaction pursuant to which we acquired all of the common stock of American Independent Insurance Holding Company ("AIHC"), one of our investee companies. AIHC, through its wholly owned subsidiary, American Independent Insurance Company, markets and underwrites nonstandard personal automobile liability and physical damage lines of insurance, primarily in Pennsylvania, as well as in Maryland and Delaware. On an ongoing basis we will determine the amount of the insurance premium produced by American Independent that will be retained by us and the amount of commission income we will capture through the purchase of reinsurance. For the year 2001, we will reinsure with third parties approximately 70% of American Independent's business and retain the remaining underwriting risk.
See note 7 under the caption "Acquisition" of the notes accompanying our consolidated financial statements.

     COMPANY INFORMATION

     At March 31, 2001, our consolidated shareholders' equity was $272.5 million. Our common shares are traded on the Nasdaq National Market under the symbol "ACGL." Our principal offices are located at Clarendon House, 2 Church Street, Hamilton HM 11 Bermuda (phone number: (441) 295-1422), and our executive offices are located at 20 Horseneck Lane, Greenwich, Connecticut 06830 (phone number: (203) 862-4300).

                         LIQUIDITY AND CAPITAL RESOURCES

     We are a holding company whose assets primarily consist of the stock of our subsidiaries and invested assets totaling $194.3 million at March 31, 2001. We continuously investigate possible acquisitions of new businesses in support of our strategy and evaluate the retention or disposition of our existing subsidiaries and investments. Accordingly, while we do not currently have any material arrangements or commitments with respect thereto (except as disclosed in this report), we intend to make further acquisitions, and it is possible that divestitures and changes in capital structure could occur. We depend on our available cash resources, liquid investments and dividends or other distributions from our subsidiaries to make payments, including the payment of operating expenses we may incur and for any dividends our board of directors may determine. Our board does not currently intend to declare any dividends or make any other distributions.

     As of March 31, 2001, we had $45.2 million of cash and short-term investments, $62.6 million of fixed maturity investments, and $27.6 million of publicly traded equity securities. As of that date, investments that are restricted or generally unavailable for liquidity purposes included $37.5 million of privately held securities and $21.4 million of fixed maturity investments held in escrow in connection with the sale of our reinsurance operations. In addition, we have an investment commitment relating to our privately held investment in Trident II totaling approximately $17.6 million. Amounts discussed above do not include the stock of our subsidiaries or their invested assets. See note 9 under the caption "Investments" of the notes accompanying our consolidated financial statements.

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

     Consolidated cash flows from operating activities for the three months ended March 31, 2001 and 2000 was approximately $0.3 million and ($2.7) million, respectively.

     We are subject to certain contingencies relating to the sale of our reinsurance operations on May 5, 2000, as described in note 6 under the caption "Contingencies Relating to the Sale of Reinsurance Operations" of the notes accompanying our consolidated financial statements.

     ACQUISITION

     On March 23, 2001, we entered into a reorganization agreement for the acquisition of all of the remaining ownership interests in Altus Holdings, Ltd., which provides insurance and alternative risk transfer services through rent-a-captive and other facilities. The Altus group includes First American Insurance Company, an admitted insurer in 49 states with an A.M. Best rating of "A-." Under the agreement, we will acquire the remaining ownership interests in Altus for a purchase price of approximately $36 million. The transaction, which is currently expected to close during the 2001 second quarter, is contingent on obtaining applicable regulatory approvals, expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, and other customary closing conditions.

     Upon the closing of the acquisition, through Altus and First American, we will be able to assist a producer, manager or distributor of insurance premium seeking to participate in the underwriting results of its business or requiring a licensed carrier. We will also be able to provide services to businesses that are seeking to insure a portion of their corporate risk exposures with a captive insurance company.

                                   INVESTMENTS

     We seek to acquire operating companies in support of our business plan of building a diversified financial services holding company. Our success depends to a large extent on the operations, financial condition and management of the companies with which we may merge or which we may acquire in whole or in part.

     At March 31, 2001, consolidated cash and invested assets totaled approximately $284.8 million, consisting of $92.7 million of cash and short-term investments, $90.4 million of publicly traded fixed maturity investments, $21.4 million of fixed maturities held in escrow, $28.2 million of publicly traded equity securities, and $52.1 million of privately held securities.

     Our publicly traded equity portfolio consists of securities issued by insurance and reinsurance companies and companies providing services to the insurance industry. Such portfolio lacks industry diversification and will be particularly subject to the performance of the insurance industry. Unlike fixed income securities, equity securities such as common stocks, including the equity securities in which we have invested, generally are not and will not be rated by any nationally recognized rating service. The values of equity securities generally are more dependent on the financial condition of the issuer and less dependent on fluctuations in interest rates than are the values of fixed income securities. The market value of equity securities generally is regarded as more volatile than the market value of fixed income securities. Since the realization of gains and losses on equity investments is not generally predictable, such gains and losses have differed and will differ significantly from period to period. Variability and declines in our results of operations could be further exacerbated by certain private equity investments which are accounted for under the equity method. The effects of such volatility on our equity portfolio could be worsened to the extent that such portfolio is concentrated in the insurance industry and in relatively few issuers.

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

     At March 31, 2001, our private equity portfolio consisted of ten investments, with additional investment portfolio commitments in an aggregate amount of approximately $22.0 million.

     See note 9 under the caption "Investment Information" of the notes accompanying our consolidated financial statements for certain information regarding our publicly traded and privately held securities and their carrying values, and commitments made by us relating to our privately held securities.

     On February 28, 2001, we completed a reorganization transaction pursuant to which we acquired all of the common stock of AIHC, one of our investee companies. On March 23, 2001, we entered into a reorganization agreement for the acquisition of the remaining ownership interests in Altus Holdings, Ltd., another of our investee companies. See "--Acquisition" above and note 7 and note 9 of the notes accompanying our consolidated financial statements.

     At March 31, 2001, approximately 86.9% of our fixed maturity and short-term investments were rated investment grade by Moody's or Standard & Poor's and had an average quality rating of A+ and an average duration of approximately 1.5 years. In November 2000, we liquidated our high yield portfolio in connection with our reorganization transaction. In January 2001, we began to reinvest approximately $35 million of cash in high yield fixed maturity investments. At March 31, 2001, we had approximately $33.6 million of such funds invested in high yield investments, with an average quality rating of BB- and an average duration of 4.6 years.

    During the 2001 first quarter, we liquidated a substantial portion of the public equity portfolio. The proceeds from the sales, which amounted to $18 million, were reinvested in short-term money market securities.

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

     MARKET SENSITIVE INSTRUMENTS AND RISK MANAGEMENT

     In accordance with the SEC's Financial Reporting Release No. 48, we performed a sensitivity analysis to determine the effects that market risk exposures could have on the future earnings, fair values or cash flows of our financial instruments as of December 31, 2000. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our 2000 Annual Report on Form 10-K.) Market risk represents the risk of changes in the fair value of a financial instrument and is comprised of several components, including liquidity, basis and price risks. At March 31, 2001, there have been no material changes in market risk exposures that affect the quantitative and qualitative disclosures presented as of December 31, 2000.

RESULTS OF OPERATIONS

     NET INCOME

     For the 2001 first quarter, we reported net income of $8.1 million, or $0.64 per share, compared with net income of $5.8 million, or $0.37 per share, for the 2000 first quarter. The 2001 first quarter net income included after-tax net realized investment gains of $6.2 million, or $0.48 per share, and after-tax equity in net income of investees of $688,000, or $0.05 per share. These amounts compare with after-tax net realized investment gains of $19 million, or $1.23 per share, and after-tax equity in net income of investees of $30,000, for the 2000 first quarter.

     SEGMENT DATA

     Statement of Financial Accounting Standard No. 131 requires certain disclosures about operating segments in a manner that is consistent with how management evaluates the performance of the segment. Our two operating segments include insurance and merchant banking. See note 11 under the caption "Segment Information" of the notes accompanying our consolidated financial statements.

     On February 28, 2001, we completed our acquisition of AIHC, a specialty property and casualty insurance holding company that, through its subsidiaries, markets and underwrites nonstandard personal automobile liability and physical damage lines of insurance, primarily in Pennsylvania, as well as in Maryland and Delaware. AIHC's net income for the one-month period was not material to our first quarter results. See note 7 and note 9 of the notes accompanying our consolidated financial statements.

     Revenues from our merchant bank, Hales, could vary significantly from quarter to quarter. Such revenues are dependent upon (i) deal flow, which is influenced by various factors, including the insurance marketplace and economic conditions, and (ii) risks associated with closing transactions, which include regulatory and other approvals and other factors outside the control of Hales. Hale's results of operations for the three months ended March 31, 2001 were not material to our first quarter results.

     BOOK VALUE PER SHARE

     At March 31, 2001, consolidated shareholders' equity totaled $272.5 million, or $21.24 per share, compared with $275.3 million, or $21.66 per share, at December 31, 2000. The decrease in book value resulted from a decline in unrealized appreciation of our investment portfolio totaling $11.5 million, or $0.90 per share, partially offset by net income. On a diluted basis, which included dilutive options outstanding, book value per share was $21.05 at March 31, 2001, compared with $21.66 at December 31, 2000.

     NET INVESTMENT INCOME

     After-tax net investment income for the 2001 first quarter was $2.9 million, compared with $3.7 million for the 2000 first quarter. The decrease in net investment income in 2001 compared with 2000 primarily reflected the decline in our average invested asset base resulting from the sale of Arch Re's reinsurance operations in May 2000, partially offset by a decrease in investment expenses and higher overall investment yields. Our yields have moderately increased as proceeds from the sales of public equity securities have been allocated into short-term investments over the last several quarterly periods.

     For the three month periods ended March 31, 2001 and 2000, our sources of net realized investment gain (losses) were as follows (in thousands):

                                                     THREE MONTHS ENDED
                                                         MARCH 31,
                                              -------------------------------
                                                   2001            2000
                                              -------------------------------
     Fixed maturities                             $   53         ($ 2,399)
     Publicly traded equity securities             8,951           35,359

     Privately held securities                                     (3,660)
                                              --------------  ---------------
     Total                                        $9,004          $29,300
                                              ==============  ===============

     During the three months ended March 31, 2001, we disposed of, or reduced our position in, several publicly traded equity security investments, producing a net realized gain of $9.0 million.

     For the first three months of 2001, the change in after-tax net unrealized appreciation of investments of $11.5 million reflects the following (in millions):

                                          MARCH 31,      DECEMBER 31,
                                            2001             2000          CHANGE
                                        --------------  ----------------  ---------
Pre-tax unrealized appreciation
(depreciation)                              $11.4            $25.8         ($14.4)
Deferred income tax (benefit) expense        (4.5)            (7.4)           2.9
                                        --------------  ----------------  ---------
After-tax unrealized appreciation
(depreciation)                              $ 6.9            $18.4         ($11.5)
                                        ==============  ================  =========

     The decline in unrealized appreciation in the 2001 first quarter resulted from the sales described above, coupled with a decline in market prices in the insurance sector of the public equity markets and our high yield fixed maturity investments.

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

     Upon our redomestication to Bermuda, Arch-U.S. distributed substantially all of its public equity portfolio to its Bermuda parent, ACGL, at the current market values and realized gains for tax purposes of $21,044,000. The associated income tax expense of $7,365,000 reduced Arch-U.S.'s net operating loss carryforwards by such amount. However, for financial reporting purposes, since the securities have not been sold to an unrelated third party, the realized gain has been deferred and was reported as unrealized appreciation in our consolidated financial statements. Accordingly, the income tax expense was also deferred and reduces unrealized appreciation in our consolidated financial statements.

     Income tax expense for the three months ended March 31, 2001 was $3.3 million, which included recognizing a portion of the deferred taxes described above relating to the investment gains realized during the period. This compares to income tax expense for the three months ended March 31, 2000 of $12.6 million, of which $6.3 million related to the establishment of a valuation allowance totaling $12.1 million against the deferred tax asset during that period. The remaining $5.8 million of the valuation allowance was included in the change in unrealized depreciation of investments.

     As of March 31, 2001, we have a deferred income tax asset valuation allowance of $7.8 million that adjusts our deferred income tax asset to its estimated realizable value of approximately $8.0 million. See note 10 under the caption "Income Taxes" of the notes accompanying our consolidated financial statements.

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

     o competition for acquisition opportunities and in the businesses of the operating companies we have acquired or may acquire of form;

     o changes in the performance of the insurance sector of the public equity markets or market professionals' views as to such sector;

     o    general economic conditions;

     o    regulatory changes and conditions;

     o losses relating to aviation business and business produced by a certain managing underwriting agency for which we may be liable to the purchaser of our reinsurance business or to others;

     o    our future business operations and strategy;

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

     In addition to risks and uncertainties related to our business, our proposed acquisition of Altus Holdings, Ltd. is subject to various risks and uncertainties including, but not limited to, the risks that the conditions to closing will not be satisfied as well as risks relating to the successful integration of Altus' business.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

   The Company's insurance subsidiaries are involved in ordinary routine litigation and arbitration proceedings incidental to their insurance business. The Company does not believe that there are any material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is subject.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     EXHIBITS.

        Exhibit No.                  Description
        -----------                  -----------

        10 Administrative Services Agreement, between Arch Capital Group Ltd. and Arch Capital Group (U.S.) Inc.

        15 Accountants' Awareness Letter (regarding unaudited interim financial information)

(b)     REPORTS ON FORM 8-K.

        The Company filed a report on Form 8-K during the three month period ended March 31, 2001 on March 15, 2001 to report the closing of the Company's acquisition of American Independent Insurance Holding Company. The Company also filed a report on Form 8-K/A on May 14, 2001 to file required financial information relating to such acquisition.

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


                                            ARCH CAPITAL GROUP LTD.
                                            ------------------------------------
                                            (REGISTRANT)


                                            /s/ Peter A. Appel
                                            ------------------------------------
Date: May 15, 2001                          Peter A. Appel
                                            President & Chief Executive Officer


                                            /s/ Debra M. O'Connor
                                            ------------------------------------
Date: May 15, 2001                          Debra M. O'Connor
                                            Senior Vice President, Controller &
                                            Treasurer

                                  EXHIBIT INDEX

        Exhibit No.                  Description
        -----------                  -----------

        10 Administrative Services Agreement, between Arch Capital Group Ltd. and Arch Capital Group (U.S.) Inc.

        15 Accountants' Awareness Letter (regarding unaudited interim financial information)