Form 10-K405/A
period 2000-12-31
ARCH CAPITAL GROUP LTD
filed 2001-08-10
CIK 947484

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

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

                    Bermuda                           Not applicable
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

           Yes |X|    No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

         The aggregate market value of the common shares held by non-affiliates of the Registrant as of June 30, 2001 was approximately $168,909,757 based on the closing price on the Nasdaq National Market on that date.

      As of June 30, 2001, there were 12,863,079 of the Registrant's common shares outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Part III incorporates by reference our definitive proxy statement for the 2001 annual meeting of shareholders to be filed with the Securities and Exchange Commission before April 30, 2001.

================================================================================

                             ARCH CAPITAL GROUP LTD.

                                TABLE OF CONTENTS

Item                                                                        Page
                                                                            ----
                                     PART I

1.  Business...............................................................    1
2.  Properties.............................................................   18
3.  Legal Proceedings......................................................   18
4.  Submission of Matters to a Vote of Security Holders....................   18

                                     PART II

5.  Market for Registrant's Common Equity and Related Shareholder Matters..   19
6.  Selected Financial Data................................................   21
7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.........................................   22
7A. Quantitative and Qualitative Disclosures About Market Risk.............   35
8.  Financial Statements and Supplementary Data............................   35
9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure..........................................   35

                                    PART III

10. Directors and Executive Officers of the Registrant.....................   35
11. Executive Compensation.................................................   35
12. Security Ownership of Certain Beneficial Owners and Management.........   35
13. Certain Relationships and Related Transactions.........................   35

                                     PART IV

14. Exhibits, Financial Statement Schedules and Reports on Form 8-K........   35


                                       (i)

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

      The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. This Form 10-K/A, our Annual Report to Shareholders, any proxy statement, any Form 10-Q or any Form 8-K of the company or any other written or oral statements made by or on behalf of the company may include forward-looking statements which reflect our current views with respect to future events and financial performance. All statements other than statements of historical fact included in or incorporated by reference in this report are forward-looking statements. Forward-looking statements can generally be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe" or "continue" or their negative or variations or similar terminology.

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


                                      (ii)

RESTATEMENT

      The purpose of this Form 10-K/A is to restate the 2000, 1999 and 1998 financial statements and related disclosures of Arch Capital Group Ltd. (the "Company") to reflect the following:

      On June 22, 2001, the Company completed its acquisition of all of the remaining ownership interests in one of its investee companies, Arch Risk Transfer Services Ltd. ("ART Services"), formerly known as Altus Holdings, Ltd. After the Company's acquisition of its initial 27.9% ownership interest in ART Services in March 1998, the investment was carried at its estimated fair value from the initial purchase through December 31, 2000 in accordance with generally accepted accounting principles. The Company accounted for its initial interest in ART Services under "fair value" because the Company did not have the ability to exercise significant influence over this investment due to the Company's limited voting and consent rights. Upon the closing of the Company's acquisition of ART Services, the Company was required under generally accepted accounting principles governing a "step acquisition" of an investee company to retroactively adopt the equity method of accounting for its original 27.9% ownership interest in ART Services for the periods prior to the acquisition and to restate its historical financial results. The required change to the equity method of accounting for this investment resulted in a reduction in the Company's book value at December 31, 2000 in the amount of $3.0 million, or $0.24 per share, and decreased net loss by $729,000, or $0.05 per share, for the year ended December 31, 2000. Restating net income (loss) previously reported for the years ended December 31, 1999 and 1998 resulted in an increase in net loss of $3.2 million, or $0.19 per share, and a decrease in net income of $239,000, or $0.01 per share, respectively.

      The principal effects of these changes on the accompanying financial statements are presented below and in Note 2 to the notes accompanying the consolidated financial statements.

                                           TWELVE MONTHS ENDED          TWELVE MONTHS ENDED         TWELVE MONTHS ENDED
                                             DECEMBER 31, 2000           DECEMBER 31, 1999           DECEMBER 31, 1998
                                        --------------------------  --------------------------  --------------------------
                                           AS        AS PREVIOUSLY     AS        AS PREVIOUSLY     AS        AS PREVIOUSLY
                                        RESTATED       REPORTED     RESTATED        REPORTED    RESTATED        REPORTED
                                        --------     -------------  --------     -------------  --------     -------------
Net investment gains (losses)           $20,045         $16,872      $17,227         $17,227     $25,252         $25,252
Equity in net income (loss) of
investees, net of income tax             (1,145)          1,299       (2,579)            621      (1,375)         (1,136)
Income tax expense                        5,425           5,425      (19,557)        (19,557)        235             235
Net income (loss)                      ($ 8,012)        ($8,741)    ($35,636)       ($32,436)     $2,852          $3,091

Basic net income (loss) per share      ($  0.61)         ($0.66)      ($2.09)         ($1.90)      $0.17           $0.18
Diluted net income (loss) per share    ($  0.61)         ($0.66)      ($2.09)         ($1.90)      $0.16           $0.17

      For purposes of this Form 10-K/A, and in accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, the Company has amended and restated in its entirety each item of the 2000 Form 10-K which has been affected by the restatement. In order to preserve the nature and character of the disclosures originally set forth in the 2000 Form 10-K filed on March 30, 2001, this Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K, or modify or update those disclosures in any way, except as required to reflect the effects of the restatement.

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

      On March 23, 2001, we announced our agreement to acquire Arch Risk Transfer Services Ltd., formerly known as Altus Holdings, Ltd., which provides insurance and alternative risk transfer services through rent-a-captive and other facilities. ART Services includes First American Insurance Company, an admitted insurer in 49 states with an A.M. Best rating of "A-." Upon completion of the acquisition of ART Services, we believe we will be in a position to provide a range of services within and to the insurance sector. Through our merchant bank, Hales, we can provide advisory services to insurance entities seeking a buyer, acquisition candidate or capital, whether from third parties or from Distribution Partners Investment Capital, L.P., a private equity fund investing in insurance distribution entities which is affiliated with the company and Hales. If any such entity controls a sufficient amount of attractive premium or is consistently profitable, it could be a candidate for acquisition by us or to receive financing from us. Through ART Services and First American, we can assist a producer, manager or distributor of insurance premium seeking to participate in the underwriting results of its business or requiring a policy issuing carrier. ART Services can also provide services to businesses that are seeking to insure a portion of their corporate risk exposures with a captive insurance company.

      RESTATEMENT

      Upon the closing of our acquisition of the remaining ownership interests in ART Services on June 22, 2001, we were required under generally accepted accounting principles governing a "step acquisition" of an investee company to retroactively adopt the equity method of accounting for our original 27.9% ownership interest in ART Services for the periods prior to the acquisition and to restate our historical financial results. As a result of this change, we have restated our 2000, 1999 and 1998 financial statements and related disclosures. The required change to the equity method of accounting for this investment resulted in a reduction in our book value at December 31, 2000 in the amount of $3.0 million, or $0.24 per share. See note 2 under the caption "Restatement" of the notes accompanying our consolidated financial statements.

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

      COMPANY INFORMATION

      At December 31, 2000, our consolidated shareholders' equity was $272.3 million. Our common shares are traded on the Nasdaq National Market under the symbol "ACGL." Our principal offices are located at Clarendon House, 2 Church Street, Hamilton HM 11 Bermuda (phone number: (441) 295-1422), and our executive offices are located at 20 Horseneck Lane, Greenwich, Connecticut 06830 (phone number: (203) 862-4300).

                          SIGNIFICANT 2000 DEVELOPMENTS

      XL SHARE REPURCHASE

      On March 2, 2000, we repurchased from XL Capital, then our single largest shareholder, all of the 4,755,000 common shares held by it for a purchase price of $12.45 per share, or a total of $59.2 million. The per share repurchase price was determined as the lesser of (1) 85% of the average closing market price for the common shares during the 20 trading days beginning January 21, 2000, which was $12.45, and (2) $15. We paid XL the consideration for the repurchase with certain of our privately held investments. XL paid us in cash the $3.6 million difference between the repurchase price and the value of such investments. See note 14 of the notes accompanying our consolidated financial statements.

      SALE OF REINSURANCE OPERATIONS

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

     The net book value gain resulting from the sale of our reinsurance operations to Folksamerica is calculated as follows (in thousands):

      Consideration received, consisting of the following:
      Total liabilities transferred                                      $ 514,330
      Cash premium received                                                 16,920
                                                                         ---------
                                                                           531,250

      Assets transferred                                                   478,687
      Amortization of deferred policy acquisition costs                     23,242
      Transaction costs                                                     21,800
                                                                         ---------
                                                                           523,729
                                                                         ---------

      Pre-tax gain on sale of reinsurance operations                         7,521
      Realized (loss) for securities transferred at market value            (5,330)
                                                                         ---------
      Net pre-tax gain                                                       2,191
      Income tax expense (1)                                                 4,137
                                                                         ---------
      Net (loss)                                                            (1,946)
      Change in net unrealized appreciation of investments, net of tax       5,330
                                                                         ---------

      Comprehensive income and net book value gain                       $   3,384
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

      See note 3 of the notes accompanying our consolidated financial statements.

                                  ACQUISITIONS

      Since the asset sale, we have sought to identify and evaluate potential acquisition candidates in furtherance of our strategy of building a diversified financial services holding company (see "General--Strategy"). We utilize our large network of contacts in the insurance and financial services industries to search for transaction opportunities. These contacts include present and former business partners, traditional financing sources (including investment banking firms, venture capital firms and other banking and financing sources), and insurance and reinsurance intermediaries. Since the asset sale, we have completed our acquisitions of Hales and American Independent and have entered into a definitive agreement to acquire ART Services, as described below. In addition to providing us with a growing franchise in the insurance services sector, the employees of Hales assist us in finding acquisition candidates, evaluating them, conducting due diligence and monitoring acquired businesses.

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

      AMERICAN INDEPENDENT INSURANCE HOLDING COMPANY

      On February 28, 2001, we completed a reorganization transaction pursuant to which we acquired all of the common stock of American Independent Insurance Holding Company ("AIHC"), one of our investee companies. See note 5 and note 16 of the notes accompanying our consolidated financial statements. AIHC, through its wholly owned subsidiary, American Independent Insurance Company, underwrites private passenger automobile liability and physical damage insurance primarily in Pennsylvania.

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

      ARCH RISK TRANSFER SERVICES LTD.

      On March 23, 2001, we entered into a reorganization agreement for the acquisition of all of the remaining ownership interests in Arch Risk Transfer Services Ltd., formerly known as Altus Holdings, Ltd., one of our current investee companies. ART Services, a privately held company, provides insurance and alternative risk transfer services through rent-a-captive and other facilities. ART Services includes First American Insurance Company, an admitted insurer with licenses in 49 states and an A.M. Best rating of A-. See note 5 and note 16 of the notes accompanying our consolidated financial statements.

      The acquisition was completed on June 22, 2001. See Note 2 of the notes accompanying our consolidated financial statements for further details on this acquisition.

                                   INVESTMENTS

      Prior to the sale of our reinsurance operations on May 5, 2000, our investment goals had been to support Arch Re's reinsurance activities. Following the asset sale, we have sought to acquire operating companies in support of our business plan of building a diversified financial services holding company.

      OPERATIONS

      At December 31, 2000, cash and invested assets totaled approximately $276.1 million, consisting of $108.9 million of cash and short-term investments, $38.5 million of publicly traded fixed maturity investments, $21.0 million of securities held in escrow under the terms of the Folksamerica transaction, $51.3 million of publicly traded equity securities, and $56.4 million of privately held securities.

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

      The components of net investment income for the years ended December 31, 2000, 1999 and 1998 are summarized in a table found in note 5 under the caption "Investment Information" of the notes accompanying our consolidated financial statements.

      Our investments on a consolidated basis at December 31, 2000, 1999 and 1998 consisted of the following:

                                                                  (DOLLARS IN THOUSANDS)
                                                                       DECEMBER 31,
                                  -----------------------------------------------------------------------------------
                                             2000                         1999                         1998
                                  -------------------------     -------------------------     -----------------------
                                  ESTIMATED                      ESTIMATED                     ESTIMATED
                                  FAIR VALUE      PERCENT       FAIR VALUE      PERCENT       FAIR VALUE    PERCENT
                                  ----------     ----------     ----------     ----------     ----------   ----------
                                  (Restated)     (Restated)     (Restated)     (Restated)     (Restated)   (Restated)
Cash and short-term                 $108,868          39%         $ 82,242          14%         $120,846        21%
                                    --------      ------          --------      ------          --------    ------
Fixed maturities:
  U.S. government and
     government agencies              27,122          10            41,095           7            39,283         6
  Municipal bonds                         --          --            52,245           9            45,273         8
  Corporate bonds                      5,835           2           136,838          24            56,256        10
  Mortgage and asset-
     backed securities                 5,518           2            27,298           5            33,532         6
  Foreign governments                     --          --             3,591           1               196        --
                                    --------      ------          --------      ------          --------    ------
     Sub-total, fixed
     maturities                       38,475          14           261,067          46           174,540        30
Fixed maturities held in
     escrow-municipal                 20,970           8                --          --                --        --
Equity securities:
  Publicly traded                     51,322          19           158,631          27           154,678        26
  Privately held                      56,418          20            77,934          13           136,724        23
                                    --------      ------          --------      ------          --------    ------
     Sub-total, equity
     securities                      107,740          39           236,565          40           291,402        49
                                    --------      ------          --------      ------          --------    ------
         Total                      $276,053         100%         $579,874         100%         $586,788       100%
                                    ========      ======          ========      ======          ========    ======

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

                                                           (IN THOUSANDS)
                                                          DECEMBER 31, 2000
                                                      -----------------------
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
                                                        =======      =======

      At December 31, 2000, our investment portfolio included $51.3 million of publicly traded equity securities and 11 investments in privately held securities totaling $56.4 million, with additional investment portfolio commitments in an aggregate amount of $22.6 million. At this date, all of our equity investments were in securities issued by insurance and reinsurance companies or companies providing services to the insurance industry.

      Please refer to note 5 under the caption "Investment Information" of the notes accompanying our consolidated financial statements for information regarding our publicly traded and privately held securities and their carrying values, and commitments made by us relating to our privately held securities.

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

      Arch Re's assumed and ceded premiums written for the period from January 1, 2000 to May 5, 2000 and the years ended December 31, 1999 and 1998 were as follows:

                                                          (IN MILLIONS)
                                                      YEARS ENDED DECEMBER 31,
                                                 ---------------------------------
                                                  2000          1999         1998
                                                 ------        ------       ------
      Assumed premiums written                   $102.0        $386.8       $260.5
      Ceded premiums written                       19.7          80.1         25.8
                                                 ------        ------       ------
      Sub-total                                    82.3         306.7        234.7
      Unearned premium portfolio transfer
          and assumption                          (92.9)
                                                 ------        ------       ------
      Net premiums written                       ($10.6)       $306.7       $234.7
                                                 ======        ======       ======

      For additional information on our divested reinsurance business, please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations" and note 8 (claims and claims expenses), note 9 (retrocession agreements), and note 13 (business information) of the notes accompanying our consolidated financial statements.

      Prior to the asset sale, Arch Re, as a reinsurer, was required to establish and maintain reserves to cover its estimated ultimate liability for unpaid claims and claims expenses with respect to reported and unreported claims incurred as of the end of each accounting period (net of estimated related salvage and subrogation claims and retrocession recoverables (if any) of Arch
Re). These reserves are estimates involving actuarial and statistical projections at a given time of what Arch Re expects the ultimate settlement and administration of claims to cost based on facts and circumstances then known, predictions of future events, estimates of future trends in claims severity and other variable factors such as inflation and new concepts of liability. For certain types of claims, it may over time be necessary to revise estimated potential loss exposure and therefore Arch Re's unpaid claims and claims expense reserves. The inherent uncertainties of estimating claims and claims expense reserves are exacerbated for reinsurers by the significant periods of time (the "tail") that often elapse between the occurrence of an insured claim, the reporting of the claim to the primary insurer and ultimately to the reinsurer, and the primary insurer's payment of that claim and subsequent indemnification by the reinsurer. As a consequence, actual claims and claims expenses paid may deviate, perhaps substantially, from estimates reflected in Arch Re's reserves in its financial statements. Please refer to note 8 of the notes accompanying our consolidated financial statements for a reconciliation of claims and claims expense reserves for the period from January 1, 2000 to December 31, 2000 and the years ended December 31, 1999 and 1998.

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

      With respect to the information in the table below, it should be noted that each amount includes the effects of all changes in amounts for prior periods. This table does not present accident or policy year development data. For additional information on Arch Re's reserving and retrocessional activities prior to the asset sale, please refer to notes 8 and 9 of the notes accompanying our consolidated financial statements.

                          DEVELOPMENT OF GAAP RESERVES
                       CUMULATIVE REDUNDANCY (DEFICIENCY)
                                  (IN MILLIONS)

                                                                      YEARS ENDED DECEMBER 31,
                                                        ----------------------------------------------------
                                                          1996       1997       1998         1999      2000
                                                        -------    -------    --------     --------   ------
            Reserves for unpaid claims and claims
            adjustment expenses, net of reinsurance
            recoverables                                    $20        $71        $186         $309       $0

            Paid (cumulative) as of:
                     One year later                           9         19          88          311
                     Two years later                         10         33         216
                     Three years later                       12         64
                     Four years later                        18

            Reserve reestimated as of:
                     One year later                          20         68         216
                     Two years later                         19         65
                     Three years later                       18         64
                     Four years later                        18

            Cumulative redundancy (deficiency)               $2         $7        ($30)         ($2)
                                                        =======    =======    ========     ========
            Percentage                                    10.0%       8.5%     (16.1)%       (1.0)%

            Gross reserve for claims and claims
            expenses                                        $20        $71        $216         $365
            Reinsurance recoverable                           0          0         (30)         (56)
                                                        -------    -------    --------     --------   ------
            Net reserve for claims and claims expenses      $20        $71        $186         $309       $0
                                                        -------    -------    --------     --------   ------

            Gross reestimated reserve                       $18        $64        $246         $367       $0
            Reestimated reinsurance recoverable               0          0         (30)         (56)
                                                        -------    -------    --------     --------   ------
            Net reestimated reserve                         $18        $64        $216         $311       $0

            Gross reestimated redundancy (deficiency)        $2         $7        ($30)         ($2)
                                                        -------    -------    --------     --------

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

                            REGULATORY CONSIDERATIONS

      In common with other insurers, American Independent and Arch Re are subject to comprehensive regulation and supervision in the jurisdictions where they are domiciled and licensed to conduct business. At the date of this report, American Independent is licensed as an insurer in Delaware, Maryland and Pennsylvania, and Arch Re maintains insurance licenses or reinsurance accreditations or other approvals as a reinsurer in 44 states and is recognized as an admitted reinsurer for surety business by the U.S. Treasury Department. The reinsurance operations of Arch Re were sold on May 5, 2000. See note 3 of the notes accompanying our consolidated financial statements and "Business--Significant 2000 Developments--Sale of Reinsurance Operations."

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

      REGULATION OF DIVIDENDS AND OTHER PAYMENTS FROM INSURANCE SUBSIDIARIES

      The ability of an insurer to pay dividends or make other distributions is subject to insurance regulatory limitations of the insurance company's state of domicile. Generally, such laws limit the payment of dividends or other distributions above a specified level. Dividends or other distributions in excess of such thresholds are "extraordinary" and are subject to regulatory approval. Generally, during 2001, all dividends or other distributions from American Independent and Arch Re will be subject to regulatory approval. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and note 12 of the notes accompanying our consolidated financial statements.

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

      WE MAY BECOME SUBJECT TO U.S. CORPORATE INCOME TAXES.

      ACGL and its non-U.S. subsidiaries intend to operate their business in a manner that will not cause them to be treated as engaged in a trade or business in the United States and, thus, will not be required to pay U.S. federal corporate income taxes (other than withholding taxes on certain U.S. source investment income). However, because there is uncertainty as to the activities which constitute being engaged in a trade or business within the United States, there can be no assurances that the U.S. Internal Revenue Service will not contend successfully that ACGL or non-U.S. subsidiaries are engaged in a trade or business in the United States. If ACGL or any of its non-U.S. subsidiaries were subject to U.S. income tax, ACGL's shareholders' equity and earnings could be adversely affected. See note 11 of the notes accompanying our consolidated financial statements. In addition, certain U.S. insurance companies have been lobbying Congress to pass legislation intended to eliminate certain perceived tax advantages of U.S. insurance companies with Bermuda affiliates. Such legislation or similar legislation, if passed, and other changes in U.S. tax laws, regulations and interpretations thereof could adversely affect ACGL and its subsidiaries.

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

      See note 11 of the notes accompanying our consolidated financial statements.

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

      WE RECENTLY SOLD OUR REINSURANCE OPERATIONS, AND MAY HAVE LIABILITY TO THE PURCHASER AND CONTINUING LIABILITY ON OUR REINSURANCE OPERATIONS.

      On May 5, 2000, we sold our reinsurance operations to Folksamerica. In connection with that sale, we made extensive representations and warranties about us and our reinsurance operations, some of which survived the closing of the asset sale. Breach of these representations and warranties could result in liability to us. We also retained our tax and employee benefit liabilities and other liabilities not assumed by Folksamerica, including all liabilities not arising under our reinsurance subsidiary's reinsurance agreements transferred to Folksamerica. For a description of certain risks relating to the asset sale, see "Business--Significant 2000

Developments--Sale of Reinsurance Operations" and note 3 to the notes accompanying our consolidated financial statements.

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

      For the periods presented below, the high and low sales prices and closing prices for our common shares as reported on the Nasdaq National Market were as follows:

                                                                          THREE MONTHS ENDED
                                          ----------------------------------------------------------------------------------
                                           DECEMBER 31,           SEPTEMBER 30,            JUNE 30,              MARCH 31,
                                               2000                   2000                   2000                   2000
                                          -----------------    --------------------    ------------------    ---------------
High...............................           $15.88                 $15.88                 $16.63                 $16.75
Low................................            13.88                  14.63                  14.56                  11.38
Close..............................            15.00                  15.75                  14.94                  16.38

                                                                          THREE MONTHS ENDED
                                          ----------------------------------------------------------------------------------
                                           DECEMBER 31,           SEPTEMBER 30,            JUNE 30,              MARCH 31,
                                               1999                   1999                   1999                   1999
                                          -----------------    --------------------    ------------------    ---------------
High...............................           $15.69                 $16.00                 $17.38                 $22.63
Low................................            11.00                  13.00                  13.50                  12.00
Close..............................            12.63                  15.63                  13.50                  15.13

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

                                                                   YEARS ENDED DECEMBER 31,
                                     -------------------------------------------------------------------------------------
                                        2000               1999               1998               1997              1996
                                     ----------         ----------         ----------         ----------        ----------
                                                           (Dollars in thousands, except share data)
STATEMENT OF OPERATIONS DATA          (Restated)        (Restated)         (Restated)
Net premiums earned .........           $87,530           $311,368           $206,194           $107,372           $35,761
Net investment income .......            15,923             20,173             15,687             14,360            13,151
Net realized investment gains
   (losses) .................            20,045             17,227             25,252               (760)            1,259
Total revenues ..............           125,689            348,768            247,133            120,972            50,171
Net income (loss) ...........            (8,012)           (35,636)             2,852              2,039             4,112
Comprehensive income (loss) .          ($16,332)          ($56,231)           ($4,614)           $47,107            $9,817
Average shares outstanding
   Basic ....................        13,198,075         17,086,732         17,065,165         17,032,601        16,981,724
   Diluted ..................        13,199,428         17,086,808         17,718,223         17,085,788        16,983,909
Per share data
   Net income (loss)
     Basic ..................            ($0.61)            ($2.09)             $0.17              $0.12             $0.24
     Diluted ................            ($0.61)            ($2.09)             $0.16              $0.12             $0.24
   Comprehensive income
      (loss)
      Basic .................            ($1.24)            ($3.29)            ($0.27)             $2.77             $0.58
      Diluted ...............            ($1.24)            ($3.29)            ($0.27)             $2.76             $0.58
Cash dividends per share ....               N/A                N/A                N/A                N/A               N/A

                                                                          DECEMBER 31,
                                     -------------------------------------------------------------------------------------
                                        2000               1999               1998               1997              1996
                                     ----------         ----------         ----------         ----------        ----------
                                                         (Dollars in thousands, except share data)
BALANCE SHEET DATA                   (Restated)         (Restated)         (Restated)
Cash and invested assets ....          $276,053           $579,874           $586,788           $505,728          $392,940
Total assets ................           295,907            860,175            757,463            581,247           432,486
Shareholders' equity ........           272,299            342,330            397,763            401,031           352,213
Shares outstanding
   Basic ....................        12,708,818         17,087,970         17,087,438         17,058,462        17,031,246
   Diluted ..................        12,709,579         17,087,970         17,497,904         17,601,608        17,065,406
Book value per share
   Basic ....................            $21.43             $20.03             $23.28             $23.51            $20.68
   Diluted ..................            $21.42             $20.03             $22.73             $22.79            $20.64

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The following discussion and analysis should be read in conjunction with our accompanying consolidated financial statements and notes thereto.

                                     GENERAL

      THE COMPANY

      ACGL, a Bermuda company formed in September 2000, is a diversified financial services holding company, with an emphasis on the insurance sector. In November 2000, ACGL became the sole shareholder of Arch-U.S. pursuant to the internal reorganization transaction described below. Arch-U.S. commenced operations in September 1995 following the completion of its initial public offering. Prior to May 5, 2000, Arch-U.S. provided reinsurance and other forms of capital for insurance companies through its wholly owned subsidiary, Arch Re. On May 5, 2000, Arch-U.S. sold the reinsurance operations of Arch Re to Folksamerica Reinsurance Company in an asset sale. See note 3 of the notes accompanying our consolidated financial statements and "Business--Significant 2000 Developments--Sale of Reinsurance Operations." Following the asset sale, we have made two acquisitions and have announced a third acquisition in furtherance of our strategy.

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

                         LIQUIDITY AND CAPITAL RESOURCES

      We are a holding company whose assets primarily consist of the stock of our subsidiaries and invested assets totaling $217 million at December 31, 2000, which assets were distributed to us by Arch-U.S. in connection with our Bermuda redomestication. We continuously investigate possible acquisitions of new businesses in support of our strategy and evaluate the retention or disposition of our existing subsidiaries and investments. Accordingly, while we do not currently have any material arrangements or commitments with respect thereto (except as disclosed in this report), we intend to make further acquisitions, and it is possible that divestitures and changes in capital structure could occur. We depend on our available cash resources, liquid investments and dividends or other distributions from our subsidiaries to make payments, including the payment of operating expenses we may incur and for any dividends our board of directors may determine. Our board does not currently intend to declare any dividends or make any other distributions. See "Market for Registrant's Common Equity and Related Shareholder Matters--Dividends" and "Risk Factors."

      As of December 31, 2000, we had $75.8 million of cash and short-term investments (of which $10.75 million was used in connection with our acquisition of, and related capital contribution to, American Independent in February 2001), $28.6 million of fixed maturity investments, and $49.4 million of publicly traded equity securities. As of that date, investments that are restricted or generally unavailable for liquidity purposes included $41.8 million of privately held securities and $21.0 million of fixed maturity investments held in escrow in connection with the sale of our reinsurance operations. In addition, we have an investment commitment relating to our privately held investment in Trident II totaling approximately $18.2 million. See note 5 of the notes accompanying our consolidated financial statements, "Business--Significant 2000 Developments--Sale of Reinsurance Operations" and "--Acquisitions." Amounts discussed above do not include the stock of our subsidiaries.

      The ability of our insurance subsidiaries, American Independent and Arch Re, to pay dividends or make distributions is dependent on their ability to meet applicable regulatory standards. Based on 2000 results,

American Independent may not pay any dividends or make other distributions during 2001 without prior regulatory approval. Due to the distributions made by Arch Re in connection with the XL Capital share repurchase and our redomestication to Bermuda in 2000, Arch Re may not make any distributions without prior regulatory approval until December 2001. See "Business--Regulatory Considerations" and note 12 of the notes accompanying our consolidated financial statements.

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

      On March 23, 2001, we entered into a reorganization agreement for the acquisition of all of the remaining ownership interests in Arch Risk Transfer Services Ltd., which provides insurance and alternative risk transfer services through rent-a-captive and other facilities. See "Business--Acquisitions" above. ART Services includes First American Insurance Company, an admitted insurer in 49 states with an A.M. Best rating of "A-."

      FINANCIAL CONDITION

      At December 31, 2000, our consolidated shareholders' equity totaled $272.3 million, or $21.42 per share on a diluted basis, based on 12,709,579 common shares outstanding, compared to our consolidated shareholders' equity at December 31, 1999 of $342.3 million, or $20.03 per share on a diluted basis, based on 17,087,970 shares outstanding. The decrease in consolidated shareholders' equity primarily resulted from our share repurchase on March 2, 2000 from XL Capital of all of the 4,755,000 common shares held by it for a repurchase price of $59.2 million, or $12.45 per share. We paid XL the consideration for the repurchase with our ownership interests in LARC Holdings and Annuity & Life Re. XL paid us in cash the $3.6 million difference between the repurchase price and the value of such investments. See note 14 of the notes accompanying our consolidated financial statements.

      Our aggregate invested assets, including cash and short-term investments, totaled $276.1 million at December 31, 2000, compared to $579.9 million at December 31, 1999. The decrease in cash and invested assets from 1999 to 2000 resulted from the transfers of (1) $248.2 million of fixed maturities and short-term investments to Folksamerica at the closing of the sale of Arch Re's reinsurance operations and (2) $59.2 million of privately held securities in consideration for the shares repurchased from XL Capital.

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

      At December 31, 2000, consolidated cash and invested assets totaled approximately $276.1 million, consisting of $108.9 million of cash and short-term investments, $38.5 million of publicly traded fixed maturity investments, $21.0 million of fixed maturities held in escrow, $51.3 million of publicly traded equity securities, and $56.4 million of privately held securities.

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

      See note 5 under the caption "Investment Information" of the notes accompanying our consolidated financial statements for certain information regarding our publicly traded and privately held securities and their carrying values, and commitments made by us relating to our privately held securities.

      On February 28, 2001, we completed a reorganization transaction pursuant to which we acquired all of the common stock of American Independent Insurance Holding Company, one of our investee companies. On March 23, 2001, we entered into a reorganization agreement for the acquisition of the remaining ownership interests in Altus Holdings, Ltd., another of our investee companies. See "Business--Acquisitions" above and note 16 of the notes accompanying our consolidated financial statements.

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

      Since the sale of our reinsurance operations, we have operated in one reportable business segment during 2000. The financial results of Hales, which was acquired during December 2000, were not material for the year ended December 31, 2000. See note 13 of the notes accompanying our consolidated financial statements for information concerning the company's business.

      Prior to the sale of our reinsurance operations, we had consolidated comprehensive losses of $16.3 million, $56.2 million and $4.6 million for the years ended December 31, 2000, 1999 and 1998, respectively. Our comprehensive income or loss is composed of net income and the change in unrealized appreciation of investments. Net loss for the years ended December 31, 2000 and 1999 was $8.0 million and $35.6 million, respectively, and net income for the year ended December 31, 1998 was $2.9 million. Such financial results include the underwriting results of our divested reinsurance operations and are not indicative of future results. Other comprehensive loss for the years ended December 31, 2000, 1999 and 1998 was $8.3 million, $20.6 million and $7.5 million, respectively. For 2000, 1999 and 1998, net income (loss) included after-tax realized investment gains of $12.6 million, $11.2 million and $16.4 million, respectively, and equity in the net income (loss) of investee companies accounted for under the equity method of accounting of ($1.1 million), ($2.6 million) and ($1.4 million), respectively.

      A table of per share data for the years ended December 31, 2000, 1999 and 1998 on an after-tax basis follows. As detailed below, our consolidated net loss for the year ended December 31, 2000 has been affected by (1) net realized after-tax investment gains of $12.6 million, which include $9.8 million in after-tax realized losses resulting primarily from restructuring our investment portfolio in connection with our redomestication to Bermuda on November 8, 2000;
(2) the loss on the sale of Arch Re's reinsurance operations to Folksamerica on May 5, 2000; (3) the recording of a loss contingency of $15 million, on a pre-tax basis, against the $20 million of assets held in escrow in connection with the sale of Arch Re's reinsurance operations to recognize a probable deficiency in the related reserves; and (4) poor underwriting results from our divested reinsurance operations prior to the sale on May 5, 2000. Each of these items is discussed below.

                                                                           YEARS ENDED DECEMBER 31,
                                                                 -------------------------------------------
                                                                    2000             1999            1998
                                                                 ----------       ----------      ----------
      BASIC EARNINGS PER SHARE:                                  (Restated)       (Restated)      (Restated)

      Net investment income                                         $0.85           $0.85           $0.68
      Net realized investment gains                                  0.96            0.66            0.96
      Loss on sale of reinsurance operations                        (0.15)
      Loss contingency                                              (0.74)
      Underwriting loss                                             (1.44)          (3.42)          (1.39)
      Equity in net income (loss) of investees                      (0.09)          (0.16)          (0.08)
      Cumulative effect of accounting change                                        (0.02)
                                                                   ------          ------          ------
      Net income                                                    (0.61)          (2.09)           0.17
      Change in net unrealized depreciation of investments          (0.63)          (1.20)          (0.44)
                                                                   ------          ------          ------
      Comprehensive income (loss)                                  ($1.24)         ($3.29)         ($0.27)
                                                                   ------          ------          ------

      Average shares outstanding (000's)                           13,198          17,087          17,065
                                                                   ------          ------          ------

      DILUTED EARNINGS PER SHARE:

      Net investment income                                         $0.85           $0.85           $0.65
      Net realized investment gains (losses)                         0.96            0.66            0.93
      Loss on sale of reinsurance operations                        (0.15)
      Loss contingency                                              (0.74)
      Underwriting loss                                             (1.44)          (3.42)          (1.35)
      Equity in net income (loss) of investees                      (0.09)          (0.16)          (0.07)
      Cumulative effect of accounting change                                        (0.02)
                                                                   ------          ------          ------
      Net income                                                   ($0.61)         ($2.09)          $0.16
                                                                   ======          ======          ======
      Comprehensive income (loss)                                  ($1.24)         ($3.29)         ($0.27)
                                                                   ======          ======          ======

      Average shares outstanding (000's)                           13,198          17,087          17,718
                                                                   ======          ======          ======

      BOOK VALUE PER SHARE, DECEMBER 31:

      Basic                                                        $21.43          $20.03          $23.28
      Diluted                                                      $21.42          $20.03          $22.73

      Shares outstanding (000's)
      Basic                                                        12,709          17,088          17,087
      Diluted                                                      12,710          17,088          17,498

      RESERVE FOR CONTINGENT LOSS OF ESCROWED ASSETS

      In connection with the sale of Arch Re's reinsurance operations to Folksamerica on May 5, 2000, we placed $20 million of the purchase price in escrow for a period of five years. These funds will be used to reimburse Folksamerica if the loss reserves (which were $32.3 million at May 5, 2000) transferred to it in the asset sale relating to business produced on behalf of Arch Re by a certain managing underwriting agency are deficient as measured at the end of such five-year period or to satisfy certain indemnity claims Folksamerica may have during such period. In connection with the escrow arrangement, we will record a loss in an amount equal to any probable deficiency in the related reserve that may become known during or at the end of the five-year period. If such loss reserves are redundant, all of the escrowed funds will be released from escrow to us and Folksamerica will pay us an amount equal to such redundancy. As required under the agreement, Folksamerica reported to us that adverse development had occurred in the loss reserves subject to the escrow agreement for the period from May 5, 2000 to December 31, 2000. Based on such information and an independent actuarial analysis, we recorded in the 2000 fourth quarter a loss contingency of $15 million, on a pre-tax basis, to recognize an estimated probable deficiency in such reserves. The actuarial analysis was based on estimates of claims and claims expenses incurred as of December 31, 2000 and, therefore, the amount ultimately paid may be more or less than such estimate. See "Business--Significant 2000 Developments--Sale of Reinsurance Operations" and note 3 of the notes accompanying our consolidated financial statements.

      NET INVESTMENT INCOME

      At December 31, 2000, approximately 53% of our invested assets consisted of fixed maturity and short-term investments, exclusive of securities held in escrow, compared to 59% at December 31, 1999. Net investment income was approximately $15.9 million in 2000, compared to $20.2 million and $15.7 million in 1999 and 1998, respectively. Such amounts for 2000, 1999 and 1998 are net of investment expenses of $858,000, $5.5 million and $3.6 million, respectively. The investment expense amounts include investment advisory fees of $0.8 million, $2.0 million and $3.3 million, respectively. The 2000 net investment expenses are offset by advisory fee income that we received from MMC Capital in the amount of $1.25 million. Please refer to note 6 of the notes accompanying our consolidated financial statements for additional information about our investment advisory agreement with MMC Capital. The 1999 net investment income is also net of $1.1 million for the payment of interest expense in connection with the settlement of satellite losses.

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

      Our investment yields at amortized cost were as follows for the periods set forth below:

                                         YEARS ENDED DECEMBER 31,
                                      ------------------------------
                                      2000        1999          1998
                                      ----        ----          ----
        Investment yields:
        Pre-tax                       4.3%        3.6%          3.4%
        Net of tax                    3.1%        2.7%          2.5%

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

      NET REALIZED GAINS (LOSSES) ON INVESTMENTS

      Our source of net realized investment gains (losses) were as follows:

                                                                                 (IN THOUSANDS)
                                                                            YEARS ENDED DECEMBER 31,
                                                                      -----------------------------------
                                                                        2000          1999         1998
                                                                      --------      --------      -------
                                                                     (Restated)
            Fixed maturities                                          ($15,550)     ($1,776)      $ 1,472
            Publicly traded equity securities                           30,088        16,798       16,582
            Privately held securities                                      177         2,205        7,198
                                                                      --------      --------      -------
            Sub-total                                                   14,715        17,227       25,252
            Add loss on fixed maturities included in gain on sale
                of reinsurance operations                                5,330
                                                                      --------      --------      -------
            Sub-total                                                   20,045        17,227       25,252
                                                                      --------      --------      -------
            Income tax expense                                           7,408         6,029        8,838
                                                                      --------      --------      -------
            Net realized investment gains, net of tax                  $12,637       $11,198      $16,414
                                                                      ========      ========      =======

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

      OTHER COMPREHENSIVE INCOME

      For 2000, the change in after-tax net unrealized appreciation of investments of ($8.3 million) reflects the following (in millions):

                                                            DECEMBER 31,
                                                 -----------------------------------
                                                    2000       1999         CHANGE
                                                 ----------  ----------   ----------
                                                 (Restated)  (Restated)   (Restated)
      Pre-tax unrealized appreciation               $25.6       $41.0         $15.4
      Deferred income tax expense                     7.5        14.6           7.1
                                                    -----       -----         -----
      After-tax unrealized appreciation             $18.1       $26.4         $ 8.3
                                                    =====       =====         =====

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

      The net deferred income tax asset at December 31, 2000 was $8.2 million, compared with $9.7 million at December 31, 1999. As of December 31, 2000, Arch-U.S. has a valuation allowance of $5.7 million that adjusts the net deferred income tax asset to its estimated realizable value of $8.2 million. At December 31, 1999, Arch-U.S. did not have a valuation allowance because it believed at that time that its entire deferred tax asset was realizable due to its ability to generate future taxable income.

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

      See notes 11 and 14 of the notes accompanying our consolidated financial statements.

NET PREMIUMS WRITTEN RELATING TO DIVESTED REINSURANCE OPERATIONS

      With respect to Arch Re's divested reinsurance operations, net premiums written for the years ended December 31, 2000, 1999 and 1998 were as follows:

                                                              (IN MILLIONS)
                                                        YEARS ENDED DECEMBER 31,
                                                   ----------------------------------
                                                    2000          1999          1998
                                                   ------        ------        ------
         Property                                  $ 15.8        $ 78.9        $ 33.7
         Casualty                                    19.7          64.1          80.3
         Multi-line                                  12.8          67.7          62.8
         Other                                        4.2           7.6          16.5
         Accident & Health                           26.9          50.3
         Aviation & Space                            (1.9)         18.4          26.0
         Marine                                       3.7          14.0          14.4
         Surety & Fidelity                            1.1           5.7           1.0
                                                   ------        ------        ------
         Sub-total                                   82.3         306.7         234.7
         Unearned premium portfolio
             transfer and assumption                (92.9)
                                                   ------        ------        ------
         Total                                     ($10.6)       $306.7        $234.7
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

                                                      (IN MILLIONS)
                                                  YEARS ENDED DECEMBER 31,
                                            ---------------------------------
                                             2000          1999         1998
                                            ------        ------       ------
      Assumed premiums written              $102.0        $386.8       $260.5
      Ceded premiums written                  19.7          80.1         25.8
                                            ------        ------       ------
      Sub-total                               82.3         306.7        234.7
      Unearned premium portfolio
          transfer and assumption            (92.9)
                                            ------        ------       ------
      Net premiums written                  ($10.6)       $306.7       $234.7
                                            ======        ======       ======

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

      Arch Re's ceded premiums were $19.7 million in 2000, $80.1 million in 1999, and $25.8 million in 1998. Such ceded premiums primarily related to Arch Re's property, multi-line, marine, aviation and space reinsurance business, for which the Company sought to reduce Arch Re's exposure to large and catastrophic losses. In 2000 and 1999, the Company purchased additional retrocessional protection to reduce Arch Re's exposures to both space and aviation risks, and to earthquake, wind and other property catastrophe perils. See "--Results of Operations--Space & Aviation Business Relating to Divested Reinsurance Operations" and note 9 of the notes accompanying our consolidated financial statements.

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

      With respect to Arch Re's reinsurance operations, which were divested May 5, 2000, set forth below are Arch Re's statutory combined ratios for the years ended December 31, 2000, 1999 and 1998:

                                                         YEARS ENDED DECEMBER 31,
                                                 ---------------------------------------
                                                 2000            1999              1998
                                                 -----           -----             -----
        Claims and claims expenses                87.1%           98.2%             85.4%
        Commissions and brokerage                 32.1%           26.3%             24.2%
                                                 -----           -----             -----
                                                 119.2%          124.5%            109.6%
        Other operating expenses                   4.6%            4.7%              6.8%
                                                 -----           -----             -----
        Statutory combined ratio                 123.8%          129.2%            116.4%
                                                 =====           =====             =====

      With respect to Arch Re's reinsurance operations, which were divested May 5, 2000, after-tax underwriting losses for the years ended December 31, 2000, 1999 and 1998 were as follows:

                                                          (IN MILLIONS)
                                               ----------------------------------
                                                    YEARS ENDED DECEMBER 31,
                                                2000          1999          1998
                                               ------        ------        ------
      After-tax underwriting loss
           Amount                              $ 19.0        $ 58.4        $ 23.0
           Per Share (Basic)                   $  1.44       $  3.42       $  1.39

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

      Net reserves for claims and claims expenses for this business approximated $32.3 million at May 5, 2000, the closing date of the sale of Arch Re's reinsurance operations. See "--Results of Operations--Reserve for Contingent Loss of Escrowed Assets," "Business--Significant 2000 Developments--Sale of Reinsurance Operations" and note 3 of the notes accompanying our consolidated financial statements for a discussion of a $20 million escrow fund relating to such reserves established in connection with the sale of our reinsurance operations to Folksamerica.

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

      In connection with the sale of Arch Re's reinsurance operations, we purchased additional reinsurance protection to reduce the net financial loss to Folksamerica on any large commercial airline catastrophe to $5.4 million, net of reinstatement premiums. Although we believe that any such net financial loss will not exceed $5.4 million, we have agreed to reimburse Folksamerica for a net financial loss it may incur that is in excess of $5.4 million for aviation losses under certain circumstances prior to May 5, 2003. See "Business--Significant 2000 Developments--Sale of Reinsurance Operations" and
note 3 of the notes accompanying our consolidated financial statements.

      OTHER UNDERWRITING LOSS ACTIVITY RELATING TO DIVESTED REINSURANCE
      OPERATIONS

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

      Our publicly traded and privately held equity securities at December 31, 2000, which are carried at a fair value of $51.3 million and $56.4 million, respectively, have exposure to price risk. The estimated potential losses in fair value for our publicly traded and privately held equity portfolios resulting from a hypothetical 10% decrease in quoted market prices, dealer quotes or fair value are $5.1 million and $5.6 million, respectively.

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

                        RECENT ACCOUNTING PRONOUNCEMENTS

      See note 4 of the notes accompanying our consolidated financial statements for a description of recent accounting pronouncements. The impact of adopting new accounting pronouncements will not materially affect our financial condition and/or results of operations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      See our consolidated financial statements and notes thereto and required financial statement schedules on pages F-1 through F-50 and S-1 through S-7 below.

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

                                      ARCH CAPITAL GROUP LTD.
                                           (Registrant)


                                      By: /s/ Peter A. Appel
                                          --------------------------------------
                                      Name:  Peter A. Appel
                                      Title: President & Chief Executive Officer
August 8, 2001

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

              Signature                                     Title                          Date
              ---------                                     -----                          ----

      /s/ Robert Clements *                Chairman and Director                      August 8, 2001
      -------------------------------
      Robert Clements


       /s/ Peter A. Appel                  President and Chief Executive Officer
      -------------------------------      (Principal Executive Officer)
      Peter A. Appel                       and Director                               August 8, 2001


      /s/ W. Marston Becker *              Director                                   August 8, 2001
      -------------------------------
      W. Marston Becker


      /s/ Debra M. O'Connor                Senior Vice President, Controller &
      -------------------------------      Treasurer (Principal Financial and
      Debra M. O'Connor                    Principal Accounting Officer)              August 8, 2001


      /s/ Michael P. Esposito, Jr. *       Director                                   August 8, 2001
      -------------------------------
      Michael P. Esposito, Jr.


      /s/ Lewis L. Glucksman *             Director                                   August 8, 2001
      -------------------------------
      Lewis L. Glucksman


      /s/ Ian R. Heap *                    Director                                   August 8, 2001
      -------------------------------
      Ian R. Heap


      /s/ Thomas V. A. Kelsey *            Director                                   August 8, 2001
      -------------------------------
      Thomas V. A. Kelsey


      /s/ Mark D. Mosca *                  Director                                   August 8, 2001
      -------------------------------
      Mark D. Mosca


      /s/ Robert F. Works *                Director                                   August 8, 2001
      -------------------------------
      Robert F. Works

----------
* By Peter A. Appel, as attorney-in-fact and agent, pursuant to a power of attorney, a copy of which has been filed with the Securities and Exchange Commission as Exhibit 24 to this report.


      /s/ Peter A. Appel
      -----------------------------
      Name: Peter A. Appel
      Attorney-in-Fact

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES                                                  Pages
                                                                                          -----
  Report of Independent Accountants on Financial Statements ..........................      F-2

  Consolidated Balance Sheet at December 31, 2000 and 1999 ...........................      F-3

  Consolidated Statement of Income and Comprehensive Income for the years ended
  December 31, 2000, 1999 and 1998 ...................................................      F-4

  Consolidated Statement of Changes in Shareholders' Equity for the years ended
  December 31, 2000, 1999 and 1998 ...................................................      F-5

  Consolidated Statement of Cash Flows for the years ended December 31, 2000, 1999
  and 1998 ...........................................................................      F-6

  Notes to Consolidated Financial Statements .........................................   F-7 - F-50

SCHEDULES

  Report of Independent Accountants on Financial Statement Schedules .................      S-1

  I. Summary of Investments Other Than Investments in Related Parties at
     December 31, 2000 ...............................................................      S-2

 II. Condensed Financial Information of Registrant ...................................   S-3 - S-5

III. Supplementary Insurance Information for the years ended December 31, 2000, 1999
     and 1998 ........................................................................      S-6

 IV. Reinsurance for the years ended December 31, 2000, 1999 and 1998 ................      S-7

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

As discussed in Note 2, the accompanying consolidated financial statements have been restated.


/s/ PricewaterhouseCoopers
Hamilton, Bermuda
February 6, 2001, except as to
Note 2, which is as of August 6, 2001

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                    DECEMBER 31,
                                                                                2000           1999
                                                                             ---------      ---------
                                                                             (Restated)     (Restated)
ASSETS
Investments:
Fixed maturities (amortized cost:  2000, $37,849; 1999, $270,345)            $  38,475      $ 261,067
Publicly traded equity securities (cost:  2000, $24,987; 1999, $105,747)        51,322        158,631
Privately held securities (cost:  2000, $57,913; 1999, $80,458)                 56,418         77,934
Securities held in escrow (amortized cost:  2000, $20,887)                      20,970
Short-term investments                                                          97,387         72,785
                                                                             ---------      ---------
Total investments                                                              264,572        570,417
                                                                             ---------      ---------

Cash                                                                            11,481          9,457
Accrued investment income                                                        1,432          4,527
Goodwill                                                                         6,111
Investment accounts receivable                                                     993
Deferred income tax asset                                                        8,192          9,685
Premiums receivable                                                                           119,320
Reinsurance recoverable                                                                        73,122
Deferred policy acquisition costs                                                              23,585
Other insurance assets                                                                         36,975
Federal income tax recoverable                                                                  8,758
Other assets                                                                     3,126          4,329
                                                                             ---------      ---------
TOTAL ASSETS                                                                 $ 295,907      $ 860,175
                                                                             =========      =========

LIABILITIES
Reserve for contingent loss of escrowed assets                               $  15,000
Claims and claims expenses                                                                  $ 364,554
Unearned premiums                                                                             108,743
Reinsurance balances payable                                                                   14,666
Other insurance liabilities                                                                    24,541
Other liabilities                                                                8,608          5,341
                                                                             ---------      ---------
TOTAL LIABILITIES                                                               23,608        517,845
                                                                             ---------      ---------

COMMITMENTS AND CONTINGENCIES (SEE NOTE 3 AND NOTE 7)

SHAREHOLDERS' EQUITY
Preferred shares, $.01 par value:
50,000,000 shares authorized (none issued)
Common shares, $.01 par value:
200,000,000 shares authorized
(issued:  2000, 12,708,818; 1999, 17,109,736)                                      127            171
Additional paid-in capital                                                     288,016        342,034
Deferred compensation under share award plan                                      (341)          (317)
Retained earnings (deficit)                                                    (33,626)       (25,614)
Less treasury shares, at cost (1999, 21,766 shares)                                              (387)
Accumulated other comprehensive income consisting of unrealized
appreciation of investments, net of income tax                                  18,123         26,443
                                                                             ---------      ---------
TOTAL SHAREHOLDERS' EQUITY                                                     272,299        342,330
                                                                             ---------      ---------
Total Liabilities & Shareholders' Equity                                     $ 295,907      $ 860,175
                                                                             =========      =========

                 See Notes to Consolidated Financial Statements

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                          YEARS ENDED DECEMBER 31,
                                                                               ----------------------------------------------
                                                                                  2000              1999              1998
                                                                               ----------        ----------        ----------
                                                                               (Restated)        (Restated)        (Restated)
REVENUES
Net premiums written                                                             ($10,604)         $306,726          $234,735
(Increase) decrease in unearned premiums                                           98,134             4,642           (28,541)
                                                                               ----------        ----------        ----------
Net premiums earned                                                                87,530           311,368           206,194
Net investment income                                                              15,923            20,173            15,687
Gain on sale of reinsurance operations                                              2,191
Net realized investment gains                                                      20,045            17,227            25,252
                                                                               ----------        ----------        ----------
   Total revenues                                                                 125,689           348,768           247,133
                                                                               ----------        ----------        ----------

OPERATING COSTS AND EXPENSES
Claims and claims expenses                                                         76,263           305,841           176,125
Commissions and brokerage                                                          26,756            80,540            50,537
Reserve for contingent loss of escrowed assets                                     15,000
Other operating expenses                                                            7,953            14,816            16,452
Foreign exchange (gain) loss                                                        1,159              (198)             (443)
                                                                               ----------        ----------        ----------
   Total operating costs and expenses                                             127,131           400,999           242,671
                                                                               ----------        ----------        ----------

INCOME (LOSS) BEFORE INCOME TAXES, EQUITY IN NET INCOME (LOSS)
OF INVESTEES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE                            (1,442)          (52,231)            4,462
                                                                               ----------        ----------        ----------
Federal income taxes:
   Current                                                                                           (9,021)            7,512
   Deferred                                                                         5,425           (10,536)           (7,277)
                                                                               ----------        ----------        ----------
Income tax expense (benefit)                                                        5,425           (19,557)              235
                                                                               ----------        ----------        ----------

INCOME (LOSS) BEFORE EQUITY IN NET INCOME (LOSS) OF INVESTEES
AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE                                         (6,867)          (32,674)            4,227
Equity in net income (loss) of investees                                           (1,145)           (2,579)           (1,375)
                                                                               ----------        ----------        ----------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE                        (8,012)          (35,253)            2,852
Cumulative Effect of Accounting Change                                                                 (383)
                                                                               ----------        ----------        ----------
NET INCOME (LOSS)                                                                  (8,012)          (35,636)            2,852
                                                                               ----------        ----------        ----------

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX

Change in net unrealized appreciation (depreciation) of investments, net
of tax                                                                             (8,320)          (20,595)           (7,466)
                                                                               ----------        ----------        ----------

COMPREHENSIVE INCOME (LOSS)                                                      ($16,332)         ($56,231)          ($4,614)
                                                                               ==========        ==========        ==========

AVERAGE SHARES OUTSTANDING
Basic                                                                          13,198,075        17,086,732        17,065,165
Diluted                                                                        13,198,075        17,086,732        17,718,223

PER SHARE DATA
Net Income (Loss) - Basic                                                          ($0.61)           ($2.09)            $0.17
                  - Diluted                                                        ($0.61)           ($2.09)            $0.16
Comprehensive Income (Loss) - Basic                                                ($1.24)           ($3.29)           ($0.27)
                            - Diluted                                              ($1.24)           ($3.29)           ($0.27)

                 See Notes to Consolidated Financial Statements

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                               YEARS ENDED DECEMBER 31,
                                                                        ---------------------------------------
                                                                           2000          1999            1998
                                                                        ---------      ---------      ---------
                                                                        (Restated)     (Restated)     (Restated)
COMMON SHARES
Balance at beginning of year                                            $     171      $     171      $     171
Issuance of common shares                                                       4
Retirement of common shares                                                   (48)
                                                                        ---------      ---------      ---------
     Balance at end of year                                                   127            171            171
                                                                        ---------      ---------      ---------

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of year                                              342,034        341,878        341,162
Issuance of common shares                                                   5,736            156            716
Retirement of common shares                                               (59,754)
                                                                        ---------      ---------      ---------
     Balance at end of year                                               288,016        342,034        341,878
                                                                        ---------      ---------      ---------

DEFERRED COMPENSATION UNDER SHARE AWARD PLAN
Balance at beginning of year                                                 (317)        (1,062)        (1,778)
Restricted common shares (issued) cancelled                                (1,122)           117           (296)
Compensation expense recognized                                             1,098            628          1,012
                                                                        ---------      ---------      ---------
     Balance at end of year                                                  (341)          (317)        (1,062)
                                                                        ---------      ---------      ---------

RETAINED EARNINGS (DEFICIT)
Balance at beginning of year, as previously reported                      (22,175)        10,261          7,170
Adjustment to retroactively adopt the equity method of accounting
for the original investment in ART Services                                (3,439)          (239)
                                                                        ---------      ---------      ---------
Balance at beginning of year, as adjusted                                 (25,614)        10,022          7,170
Net income (loss)                                                          (8,012)       (35,636)         2,852
                                                                        ---------      ---------      ---------
     Balance at end of year                                               (33,626)       (25,614)        10,022
                                                                        ---------      ---------      ---------

TREASURY SHARES, AT COST
Balance at beginning of year                                                 (387)          (284)          (198)
Purchase of treasury shares                                               (59,415)          (103)           (86)
Retirement of treasury shares                                              59,802
                                                                        ---------      ---------      ---------
     Balance at end of year                                                                 (387)          (284)
                                                                        ---------      ---------      ---------

ACCUMULATED OTHER COMPREHENSIVE INCOME CONSISTING OF UNREALIZED
APPRECIATION OF INVESTMENTS, NET OF INCOME TAX
Balance at beginning of year, as previously reported                       27,188         47,038         54,504
Adjustment to retroactively adopt the equity method of accounting
for the original investment in ART Services                                  (745)
                                                                        ---------      ---------      ---------
Balance at beginning of year, as adjusted                                  26,443         47,038         54,504
Change in unrealized appreciation (depreciation)                           (8,320)       (20,595)        (7,466)
                                                                        ---------      ---------      ---------
     Balance at end of year                                                18,123         26,443         47,038
                                                                        ---------      ---------      ---------

TOTAL SHAREHOLDERS' EQUITY
Balance at beginning of year                                              342,330        397,763        401,031
Retirement of treasury shares                                             (59,802)
Issuance of common shares                                                   5,740            156            716
Change in deferred compensation                                               (24)           745            716
Net income (loss)                                                          (8,012)       (35,636)         2,852
Change in treasury shares                                                     387           (103)           (86)
Change in unrealized appreciation of investments, net of income tax        (8,320)       (20,595)        (7,466)
                                                                        ---------      ---------      ---------
     Balance at end of year                                             $ 272,299      $ 342,330      $ 397,763
                                                                        =========      =========      =========

                 See Notes to Consolidated Financial Statements

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                            YEARS ENDED DECEMBER 31,
                                                                    ---------------------------------------
                                                                       2000          1999            1998
                                                                    ---------      ---------      ---------
                                                                    (Restated)     (Restated)     (Restated)
OPERATING ACTIVITIES
Net income (loss)                                                     ($8,012)      ($35,636)     $   2,852
 Adjustments to reconcile net income (loss) to net cash
 provided by (used for) operating activities:
    Liability for claims and claims expenses, net                       7,069        147,897        145,889
    Unearned premiums                                                  (5,226)        (4,642)        28,541
    Premiums receivable                                                10,733        (30,710)       (41,103)
    Accrued investment income                                           3,095         (1,895)           149
    Reinsurance recoverable                                           (11,093)       (31,938)       (31,087)
    Reinsurance balances payable                                       (5,121)         9,270          5,185
    Deferred policy acquisition costs                                     344            (70)        (6,223)
    Net realized investment (gains)/losses                            (11,542)       (17,227)       (25,252)
    Deferred income tax asset                                           6,855        (10,327)        (7,889)
    Reserve for contingent loss of escrowed assets                     15,000
    Other liabilities                                                   8,098         11,695          9,920
    Other items, net                                                   (7,571)       (28,871)       (12,476)
                                                                    ---------      ---------      ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                               2,629          7,546         68,506
                                                                    ---------      ---------      ---------

INVESTING ACTIVITIES
Purchases of fixed maturity investments                              (131,788)      (374,862)      (295,912)
Sales of fixed maturity investments                                   228,456        270,325        254,716
Net sales (purchases) of short-term investments                      (171,173)        41,898        (16,924)
Purchases of equity securities                                        (18,233)       (39,364)      (110,321)
Sales of equity securities                                             89,862         92,045        102,876
Proceeds from sale of reinsurance operations                              517
Sales or disposal (purchases) of furniture and equipment                    6           (338)          (252)
Acquisition of Hales & Company                                         (1,792)
                                                                    ---------      ---------      ---------
NET CASH USED FOR INVESTING ACTIVITIES                                 (4,145)       (10,296)       (65,817)
                                                                    ---------      ---------      ---------

FINANCING ACTIVITIES
Common shares issued                                                    5,740            156            716
Purchase of treasury shares                                             3,430           (103)           (86)
Deferred compensation on restricted shares                             (1,122)           117           (296)
Other equity compensation                                                (120)
Shares issued in connection with acquisition of Hales & Company        (4,388)
                                                                    ---------      ---------      ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                               3,540            170            334
                                                                    ---------      ---------      ---------

Increase (decrease) in cash                                             2,024         (2,580)         3,023
Cash beginning of year                                                  9,457         12,037          9,014
                                                                    ---------      ---------      ---------
Cash end of year                                                    $  11,481      $   9,457      $  12,037
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

      HISTORY

      Arch-U.S. is a holding company whose wholly owned subsidiary, Arch Reinsurance Company (formerly known as "Risk Capital Reinsurance Company"), a Nebraska corporation ("Arch Re"), was formed to provide reinsurance and other forms of capital for insurance companies. In September 1995, through its initial public offering, related exercise of the underwriters' over-allotment option and direct sales of 16,750,625 Common Shares, at $20 per share, and the issuance of warrants, Arch-U.S. was capitalized with net proceeds of approximately $335.0 million, of which $328 million was contributed to Arch Re. In July 1998, Arch Re capitalized its wholly owned subsidiary, Cross River Insurance Company ("Cross River"), with $20 million. Cross River received its Nebraska license in October 1998, and is currently authorized to write insurance on an excess and surplus lines basis in 22 other states. On May 5, 2000, Arch-U.S. sold the reinsurance operations of Arch Re to Folksamerica Reinsurance Company in the asset sale described below in Note 3. Following the asset sale, the Company has made two acquisitions and has announced a third acquisition in furtherance of its strategy. See Note 3 and Note 16.

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

2. RESTATEMENT

      On June 22, 2001, the Company completed its acquisition of all of the remaining ownership interests in one of its investee companies, Arch Risk Transfer Services Ltd. ("ART Services"), formerly known as Altus Holdings, Ltd. After the Company's acquisition of its initial 27.9% ownership interest in ART Services in March 1998, the investment was carried at its estimated fair value from the initial purchase through December 31, 2000 in accordance with generally accepted accounting principles. The Company accounted for its initial

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. RESTATEMENT (CONTINUED)

interest in ART Services under "fair value" because the Company did not have the ability to exercise significant influence over this investment due to the Company's limited voting and consent rights. Upon the closing of the Company's acquisition of ART Services, the Company was required under generally accepted accounting principles governing a "step acquisition" of an investee company to retroactively adopt the equity method of accounting for its original 27.9% ownership interest in ART Services for the periods prior to the acquisition and to restate its historical financial results. The required change to the equity method of accounting for this investment resulted in a reduction in the Company's book value at December 31, 2000 in the amount of $3.0 million, or $0.24 per share, and decreased net loss by $729,000, or $0.05 per share, for the year ended December 31, 2000. Restating net income (loss) previously reported for the years ended December 31, 1999 and 1998 resulted in an increase in net loss of $3.2 million, or $0.19 per share, and a decrease in net income of $239,000, or $.01 per share, respectively

      The effects of these changes on the accompanying financial statements are set forth below.

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. RESTATEMENT (CONTINUED)

CONSOLIDATED BALANCE SHEET:                                                    DECEMBER 31, 2000
(IN THOUSANDS, EXCEPT SHARE DATA)                                          -------------------------
                                                                              AS       AS PREVIOUSLY
                                                                           RESTATED       REPORTED
                                                                           ---------   -------------
ASSETS
Investments:
Fixed maturities (amortized cost: $37,849)                                 $  38,475      $  38,475
Publicly traded equity securities (cost: $24,987)                             51,322         51,322
Privately held securities (cost: restated, $57,913; original, $60,623)        56,418         59,437
Securities held in escrow (amortized cost: $20,887)                           20,970         20,970
Short-term investments                                                        97,387         97,387
                                                                           ---------      ---------
Total investments                                                            264,572        267,591
                                                                           ---------      ---------

Cash                                                                          11,481         11,481
Accrued investment income                                                      1,432          1,432
Goodwill                                                                       6,111          6,111
Investment accounts receivable                                                   993            993
Deferred income tax asset                                                      8,192          8,192
Premiums receivable
Reinsurance recoverable
Deferred policy acquisition costs
Other insurance assets
Federal income tax recoverable
Other assets                                                                   3,126          3,126
                                                                           ---------      ---------
TOTAL ASSETS                                                               $ 295,907      $ 298,926
                                                                           =========      =========

LIABILITIES
Reserve for contingent loss of escrowed assets                             $  15,000      $  15,000
Claims and claims expenses
Unearned premiums
Reinsurance balances payable
Other insurance liabilities
Other liabilities                                                              8,608          8,608
                                                                           ---------      ---------
TOTAL LIABILITIES                                                             23,608         23,608
                                                                           ---------      ---------

COMMITMENTS AND CONTINGENCIES (SEE NOTE 3 AND NOTE 7)

SHAREHOLDERS' EQUITY
Preferred shares, $.01 par value:
50,000,000 shares authorized (none issued)
Common shares, $.01 par value:
200,000,000 shares authorized
(issued: 12,708,818)                                                             127            127
Additional paid-in capital                                                   288,016        288,016
Deferred compensation under share award plan                                    (341)          (341)
Retained earnings (deficit)                                                  (33,626)       (30,916)
Less treasury shares, at cost
Accumulated other comprehensive income consisting of unrealized
appreciation of investments, net of income tax                                18,123         18,432
                                                                           ---------      ---------
TOTAL SHAREHOLDERS' EQUITY                                                   272,299        275,318
                                                                           ---------      ---------
Total Liabilities & Shareholders' Equity                                   $ 295,907      $ 298,926
                                                                           =========      =========

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. RESTATEMENT (CONTINUED)

CONSOLIDATED BALANCE SHEET:                                                      DECEMBER 31, 1999
(IN THOUSANDS, EXCEPT SHARE DATA)                                          --------------------------
                                                                              AS        AS PREVIOUSLY
                                                                           RESTATED       REPORTED
                                                                           ---------    -------------
ASSETS
Investments:
Fixed maturities (amortized cost: $270,345)                                $ 261,067      $ 261,067
Publicly traded equity securities (cost: $105,747)                           158,631        158,631
Privately held securities (cost: restated, $80,458; original, $85,748)        77,934         83,969
Securities held in escrow
Short-term investments                                                        72,785         72,785
                                                                           ---------      ---------
Total investments                                                            570,417        576,452
                                                                           ---------      ---------

Cash                                                                           9,457          9,457
Accrued investment income                                                      4,527          4,527
Goodwill
Investment accounts receivable
Deferred income tax asset                                                      9,685          7,834
Premiums receivable                                                          119,320        119,320
Reinsurance recoverable                                                       73,122         73,122
Deferred policy acquisition costs                                             23,585         23,585
Other insurance assets                                                        36,975         36,975
Federal income tax recoverable                                                 8,758          8,758
Other assets                                                                   4,329          4,329
                                                                           ---------      ---------
TOTAL ASSETS                                                               $ 860,175      $ 864,359
                                                                           =========      =========

LIABILITIES
Reserve for contingent loss of escrowed assets
Claims and claims expenses                                                 $ 364,554      $ 364,554
Unearned premiums                                                            108,743        108,743
Reinsurance balances payable                                                  14,666         14,666
Other insurance liabilities                                                   24,541         24,541
Other liabilities                                                              5,341          5,341
                                                                           ---------      ---------
TOTAL LIABILITIES                                                            517,845        517,845
                                                                           ---------      ---------

COMMITMENTS AND CONTINGENCIES (SEE NOTE 3 AND NOTE 7)

SHAREHOLDERS' EQUITY
Preferred shares, $.01 par value:
50,000,000 shares authorized (none issued)
Common shares, $.01 par value:
200,000,000 shares authorized
(issued: 12,708,818)                                                             171            171
Additional paid-in capital                                                   342,034        342,034
Deferred compensation under share award plan                                    (317)          (317)
Retained earnings (deficit)                                                  (25,614)       (22,175)
Less treasury shares, at cost (21,766 shares)                                   (387)          (387)
Accumulated other comprehensive income consisting of unrealized
appreciation of investments, net of income tax                                26,443         27,188
                                                                           ---------      ---------
TOTAL SHAREHOLDERS' EQUITY                                                   342,330        346,514
                                                                           ---------      ---------
Total Liabilities & Shareholders' Equity                                   $ 860,175      $ 864,359
                                                                           =========      =========

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. RESTATEMENT (CONTINUED)

                                                                                     DECEMBER 31, 2000
                                                                             -------------------------------
                                                                                 AS            AS PREVIOUSLY
                                                                               RESTATED           REPORTED
                                                                             ------------      -------------
REVENUES
Net premiums written                                                             ($10,604)         ($10,604)
(Increase) decrease in unearned premiums                                           98,134            98,134
                                                                             ------------      ------------
Net premiums earned                                                                87,530            87,530
Net investment income                                                              15,923            15,923
Gain on sale of reinsurance operations                                              2,191             2,191
Net realized investment gains                                                      20,045            16,872
                                                                             ------------      ------------
     Total revenues                                                               125,689           122,516
                                                                             ------------      ------------

OPERATING COSTS AND EXPENSES
Claims and claims expenses                                                         76,263            76,263
Commissions and brokerage                                                          26,756            26,756
Reserve for contingent loss of escrowed assets                                     15,000            15,000
Other operating expenses                                                            7,953             7,953
Foreign exchange (gain) loss                                                        1,159             1,159
                                                                             ------------      ------------
     Total operating costs and expenses                                           127,131           127,131
                                                                             ------------      ------------

INCOME (LOSS) BEFORE INCOME TAXES, EQUITY IN NET INCOME (LOSS) OF
INVESTEES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE                               (1,442)           (4,615)
                                                                             ------------      ------------
Federal income taxes:
     Current
     Deferred                                                                       5,425             5,425
                                                                             ------------      ------------
Income tax expense (benefit)                                                        5,425             5,425
                                                                             ------------      ------------

INCOME (LOSS) BEFORE EQUITY IN NET INCOME (LOSS) OF INVESTEES
AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE                                         (6,867)          (10,040)
Equity in net income (loss) of investees                                           (1,145)            1,299
                                                                             ------------      ------------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE                        (8,012)           (8,741)
Cumulative Effect of Accounting Change
                                                                             ------------      ------------
NET INCOME (LOSS)                                                                  (8,012)           (8,741)
                                                                             ------------      ------------

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX

Change in net unrealized appreciation (depreciation) of investments, net
of tax                                                                             (8,320)           (8,756)
                                                                             ------------      ------------

COMPREHENSIVE INCOME (LOSS)                                                      ($16,332)         ($17,497)
                                                                             ============      ============

AVERAGE SHARES OUTSTANDING
Basic                                                                          13,198,075        13,198,075
Diluted                                                                        13,198,075        13,198,075

PER SHARE DATA
Net Income (Loss)  - Basic                                                         ($0.61)           ($0.66)
                   - Diluted                                                       ($0.61)           ($0.66)
Comprehensive Income (Loss)  - Basic                                               ($1.24)           ($1.32)
                             - Diluted                                             ($1.24)           ($1.32)

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. RESTATEMENT (CONTINUED)

                                                                                       DECEMBER 31, 1999
                                                                               ------------------------------
                                                                                    AS          AS PREVIOUSLY
                                                                                 RESTATED          REPORTED
                                                                               ----------       -------------
REVENUES
Net premiums written                                                             $306,726          $306,726
(Increase) decrease in unearned premiums                                            4,642             4,642
                                                                               ----------        ----------
Net premiums earned                                                               311,368           311,368
Net investment income                                                              20,173            20,173
Gain on sale of reinsurance operations
Net realized investment gains                                                      17,227            17,227
                                                                               ----------        ----------
   Total revenues                                                                 348,768           348,768
                                                                               ----------        ----------

OPERATING COSTS AND EXPENSES
Claims and claims expenses                                                        305,841           305,841
Commissions and brokerage                                                          80,540            80,540
Reserve for contingent loss of escrowed assets
Other operating expenses                                                           14,816            14,816
Foreign exchange (gain) loss                                                         (198)             (198)
                                                                               ----------        ----------
   Total operating costs and expenses                                             400,999           400,999
                                                                               ----------        ----------

INCOME (LOSS) BEFORE INCOME TAXES, EQUITY IN NET INCOME (LOSS)
OF INVESTEES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE                           (52,231)          (52,231)
                                                                               ----------        ----------
Federal income taxes:
   Current                                                                         (9,021)           (9,021)
   Deferred                                                                       (10,536)          (10,536)
                                                                               ----------        ----------
Income tax expense (benefit)                                                      (19,557)          (19,557)
                                                                               ----------        ----------

INCOME (LOSS) BEFORE EQUITY IN NET INCOME (LOSS) OF INVESTEES
AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE                                        (32,674)          (32,674)
Equity in net income (loss) of investees                                           (2,579)              621
                                                                               ----------        ----------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE                       (35,253)          (32,053)
Cumulative Effect of Accounting Change                                               (383)             (383)
                                                                               ----------        ----------
NET INCOME (LOSS)                                                                 (35,636)          (32,436)
                                                                               ----------        ----------

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX

Change in net unrealized appreciation (depreciation) of investments, net
of tax                                                                            (20,595)          (19,850)
                                                                               ----------        ----------

COMPREHENSIVE INCOME (LOSS)                                                      ($56,231)         ($52,286)
                                                                               ==========        ==========

AVERAGE SHARES OUTSTANDING
Basic                                                                          17,086,732        17,086,732
Diluted                                                                        17,086,732        17,086,732

PER SHARE DATA
Net Income (Loss) - Basic                                                          ($2.09)           ($1,90)
                  - Diluted                                                        ($2.09)           ($1.90)
Comprehensive Income (Loss) - Basic                                                ($3.29)           ($3.06)
                            - Diluted                                              ($3.29)           ($3.06)

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. RESTATEMENT (CONTINUED)

                                                                                     DECEMBER 31, 1998
                                                                               -----------------------------
                                                                                   AS          AS PREVIOUSLY
                                                                                RESTATED          REPORTED
                                                                               ----------      -------------
REVENUES
Net premiums written                                                             $234,735          $234,735
(Increase) decrease in unearned premiums                                          (28,541)          (28,541)
                                                                               ----------        ----------
Net premiums earned                                                               206,194           206,194
Net investment income                                                              15,687            15,687
Gain on sale of reinsurance operations
Net realized investment gains                                                      25,252            25,252
                                                                               ----------        ----------
     Total revenues                                                               247,133           247,133
                                                                               ----------        ----------

OPERATING COSTS AND EXPENSES
Claims and claims expenses                                                        176,125           176,125
Commissions and brokerage                                                          50,537            50,537
Reserve for contingent loss of escrowed assets
Other operating expenses                                                           16,452            16,452
Foreign exchange (gain) loss                                                         (443)             (443)
                                                                               ----------        ----------
     Total operating costs and expenses                                           242,671           242,671
                                                                               ----------        ----------

INCOME (LOSS) BEFORE INCOME TAXES, EQUITY IN NET INCOME (LOSS) OF
INVESTEES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE                                4,462             4,462
                                                                               ----------        ----------
Federal income taxes:
 Current                                                                            7,512             7,512
 Deferred                                                                          (7,277)           (7,277)
                                                                               ----------        ----------
Income tax expense (benefit)                                                          235               235
                                                                               ----------        ----------

INCOME (LOSS) BEFORE EQUITY IN NET INCOME (LOSS) OF INVESTEES
AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE                                          4,227             4,227
Equity in net income (loss) of investees                                           (1,375)           (1,136)
                                                                               ----------        ----------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE                         2,852             3,091
Cumulative Effect of Accounting Change
                                                                               ----------        ----------
NET INCOME (LOSS)                                                                   2,852             3,091
                                                                               ----------        ----------

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX

Change in net unrealized appreciation (depreciation) of investments, net
of tax                                                                             (7,466)           (7,466)
                                                                               ----------        ----------

COMPREHENSIVE INCOME (LOSS)                                                       ($4,614)          ($4,375)
                                                                               ==========        ==========

AVERAGE SHARES OUTSTANDING
Basic                                                                          17,065,165        17,065,165
Diluted                                                                        17,718,223        17,718,223

PER SHARE DATA
Net Income (Loss) - Basic                                                           $0.17             $0.18
                  - Diluted                                                         $0.16             $0.17
Comprehensive Income (Loss) - Basic                                                ($0.27)           ($0.26)
                            - Diluted                                              ($0.27)           ($0.26)

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. ACQUISITIONS AND DISPOSITIONS

      HALES & COMPANY

      On December 4, 2000, the Company acquired substantially all of the assets of Hales Capital Advisors, LLC, a privately held merchant banking firm specializing in the insurance industry. Founded in 1973, Hales is a merger and acquisition advisor to middle-market insurance organizations and the manager of the general partner of Distribution Partners Investment Capital, L.P., a private equity fund with $51 million of committed capital. Distribution Partners focuses on equity investments in insurance distribution and distribution-related service companies. The purchase price for the Hales assets consisted of 300,000 Common Shares (which shares are subject to a two-year lock-up) and $1.9 million in cash, representing a total purchase price of approximately $6.4 million (based on the closing market price of the Common Shares on December 4). Substantially all of this amount is reflected as goodwill and is being amortized over a period not to exceed 15 years. As part of the acquisition of Hales, the Company has made a commitment of $1.2 million to the general partner of Distribution Partners. See Note 5.

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

      As required under the agreement, Folksamerica reported to the Company that adverse development had occurred in the loss reserves subject to the Folksamerica escrow agreement for the period from May 5, 2000 to December 31, 2000. Based on such information and an independent actuarial analysis, the Company recorded in the 2000 fourth quarter a loss contingency of $15 million, on a pre-tax basis, to recognize a probable deficiency in such reserves. The actuarial analysis was based on estimates of claims and claims expenses

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. ACQUISITIONS AND DISPOSITIONS (CONTINUED)

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

     The net book value gain resulting from the sale of the Company's reinsurance operations to Folksamerica is calculated as follows (in thousands):

Consideration received, consisting of the following:
Total liabilities transferred                                         $ 514,330
Cash premium received                                                    16,920
                                                                      ---------
                                                                        531,250

Assets transferred                                                      478,687
Amortization of deferred policy acquisition costs                        23,242
Transaction costs                                                        21,800
                                                                      ---------
                                                                        523,729
                                                                      ---------

Pre-tax gain on sale of reinsurance operations                            7,521
Realized (loss) for securities transferred at market value               (5,330)
                                                                      ---------
Net pre-tax gain                                                          2,191
Income tax expense (1)                                                    4,137
                                                                      ---------
Net (loss)                                                               (1,946)
Change in net unrealized appreciation of investments, net of tax          5,330
                                                                      ---------

Comprehensive income and net book value gain                          $   3,384
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

Transaction costs consist of the following (in millions):

Severance and other related costs                                          $11.0
Reinsurance costs                                                            4.8
Investment banking, legal and accounting fees                                2.3
Write-off of furniture, equipment and leasehold improvements                 1.7
Write-off of lease obligation                                                1.3
Other                                                                        0.7
                                                                           -----
Total                                                                      $21.8
                                                                           =====

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. ACQUISITIONS AND DISPOSITIONS (CONTINUED)

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

      The GAAP book value of the assets and liabilities transferred to Folksamerica at closing were as follows (in millions):

Fixed maturities, short-term investments and accrued interest income      $249.9
Premiums receivable                                                        108.6
Reinsurance recoverable                                                     73.2
Deferred policy acquisition costs                                           23.2
Deferred income tax asset                                                   13.5
Other insurance assets                                                      47.0
                                                                          ------
Total Assets                                                              $515.4
                                                                          ------

Reserve for claims and claims expenses                                    $371.6
Net unearned premium reserve                                               103.4
Reinsurance premiums payable                                                 9.5
Other insurance liabilities                                                 29.8
                                                                          ------
Total Liabilities                                                         $514.3
                                                                          ------

Net book value of assets and liabilities transferred                      $  1.1
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

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      PREMIUM REVENUES AND RELATED EXPENSES

      With respect to the Company's divested reinsurance operations (see Note
3), premiums were recognized as income on a pro rata basis over the terms of the related reinsurance contracts. These amounts were based on reports received from ceding companies, supplemented by the Company's own estimates of premiums for which ceding company reports had not been received. Unearned premium reserves at December 31, 1999, represent the portion of premiums written that related to the unexpired terms of contracts in force. Certain of the Company's contracts included provisions that adjusted premiums based upon the experience under the contracts. Premiums written and earned as well as related acquisition expenses under those contracts were recorded based upon the expected ultimate experience under those contracts.

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

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

      CLAIMS AND CLAIMS EXPENSES

      Prior to the sale of the Company's reinsurance operations, which is described in Note 3, the reserve for claims and claims expenses consisted of unpaid reported claims and claims expenses and estimates for claims incurred but not reported. These reserves were based on reports received from ceding companies, supplemented by the Company's estimates of reserves for which ceding company reports had not been received, and the Company's own historical experience. To the extent that the Company's own historical experience was inadequate for estimating reserves, such estimates were determined based upon industry experience and management's judgment. The ultimate liability may vary from such estimates, and any adjustments to such estimates were reflected in income in the period in which they became known. Reserves were recorded without consideration of potential salvage or subrogation recoveries which were estimated to be immaterial. Such recoveries, when realized, were reflected as a reduction of claims incurred.

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

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                  YEARS ENDED DECEMBER 31,
                                                             2000          1999          1998
                                                          ----------    ----------    ----------
                                                          (Restated)    (Restated)    (Restated)
Net income (loss)                                          ($ 8,012)     ($35,636)     $  2,852
                                                           --------      --------      --------
Other comprehensive income, net of tax:
Unrealized appreciation (depreciation) of investments:
    Unrealized holdings gains (losses) arising during
    period                                                    4,317        (9,397)        8,948
    Less, reclassification adjustment for net realized
    (gains) losses included in net income (loss)            (12,637)      (11,198)      (16,414)
                                                           --------      --------      --------
Other comprehensive income (loss)                            (8,320)      (20,595)       (7,466)
                                                           --------      --------      --------
Comprehensive income (loss)                                ($16,332)     ($56,231)    ($  4,614)
                                                           ========      ========      ========
Comprehensive income (loss) per share:
     Basic                                                ($   1.24)    ($   3.29)    ($   0.27)
     Diluted                                              ($   1.24)    ($   3.29)    ($   0.27)
                                                           ========      ========      ========

      EARNINGS PER SHARE DATA

      Earnings per share are computed in accordance with SFAS No. 128, "Earnings per share" (see Note 14 for the Company's earnings per share computations). Basic earnings per share exclude dilution and is computed by dividing income available to common shareholders by the weighted average number of Common Shares outstanding for the periods. Diluted earnings per share reflect the potential dilution that could occur if Class A and B warrants and employee stock options were exercised for Common Shares. When a loss occurs, diluted per share amounts are computed using basic average shares outstanding because including dilutive securities would decrease the loss per share and would therefore be anti-dilutive.

      SEGMENT INFORMATION

      SFAS No. 131 requires certain disclosures about operating segments in a manner that is consistent with how management evaluates the performance of the segment.

      Prior to the sale of the Company's reinsurance operations (see Note 3), the Company operated in one reportable business segment, which was providing property and casualty reinsurance and other forms of capital to insurance and reinsurance companies and making investments in insurance and insurance-related entities on a global basis. This segment included the results of Arch Re and Cross River, and consisted primarily of premiums, claims and claims expenses, other operating expenses and investment results.

      Since the sale of the reinsurance operations, the Company, through its subsidiaries, has operated in one reportable business segment during 2000. The financial results of Hales, which was acquired during December 2000, was not material for the year ended December 31, 2000. See Note 13 for information concerning the Company's business.

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      EMPLOYEE STOCK OPTIONS

      The Company follows Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB No. 25") and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123") requires use of option valuation models that were not developed for use in valuing employee stock options (see Note 10).

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

      AMORTIZATION OF INTANGIBLE ASSETS

      Goodwill of acquired businesses represents the difference between purchase cost and the fair value of the net assets of acquired businesses and is being amortized on a straight-line basis over the expected life of the related operations acquired which generally does not exceed 15 years. The Company evaluates the recoverability of the carrying value of goodwill related to acquired businesses on an undiscounted basis to ensure it is properly valued. If it is determined that an impairment exists, the excess of the unamortized balance will be charged to earnings at that time. See Note 3.

      In connection with the Company's acquisitions of privately held equity securities recorded under the equity method of accounting, goodwill is amortized on a straight-line basis over 25 years (see Note 5).

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

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

5. INVESTMENT INFORMATION

      At December 31, 2000, the Company's cash and investment portfolio totaled $276.1 million, consisting of approximately 13.9% in fixed maturity securities, 7.6% in securities held in escrow under the terms of the Folksamerica transaction (see Note 3), 18.6% in publicly traded equity securities, 20.4% in privately held securities, and 39.5% in cash and short-term investments. On May 5, 2000, the Company transferred $248.2 million of fixed maturities and short term investments to Folksamerica in connection with the sale of the Company's reinsurance operations.

      In addition, in connection with the Company's redomestication to Bermuda on November 8, 2000, it restructured its investment portfolio, and approximately $208 million of invested assets previously held by Arch Re were distributed to ACGL.

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. INVESTMENT INFORMATION (CONTINUED)

      NET INVESTMENT INCOME

      The components of net investment income were derived from the following sources:

                                                        (IN THOUSANDS)
                                                   YEARS ENDED DECEMBER 31,
                                               ---------------------------------
                                                 2000         1999         1998
                                               -------      -------      -------
Fixed maturities                               $ 9,728      $14,924      $10,500
Publicly traded equity securities                1,373        4,019        4,022
Privately held securities                          513        1,007          426
Short-term investments                           5,167        5,677        4,386
                                               -------      -------      -------
Gross investment income                         16,781       25,627       19,334
Investment expenses                                858        5,454        3,647
                                               -------      -------      -------
Net investment income                          $15,923      $20,173      $15,687
                                               =======      =======      =======

      REALIZED AND UNREALIZED INVESTMENT GAINS (LOSSES)

      Net realized investment gains (losses) were as follows:

                                                                     (IN THOUSANDS)
                                                                YEARS ENDED DECEMBER 31,
                                                         --------------------------------------
                                                            2000           1999         1998
                                                         ----------     ----------   ----------
                                                         (Restated)
Fixed maturities                                          ($15,550)    ($  1,776)     $ 1,472
Publicly traded equity securities                           30,088        16,798       16,582
Privately held securities                                      177         2,205        7,198
                                                          --------      --------      -------
Sub-total                                                   14,715        17,227       25,252
Add loss on fixed maturities included in gain on sale
of reinsurance operations                                    5,330
                                                          --------      --------      -------
Sub-total                                                   20,045        17,227       25,252
                                                          --------      --------      -------
Income tax expense                                           7,408         6,029        8,838
                                                          --------      --------      -------
Net realized investment gains, net of tax                 $ 12,637      $ 11,198      $16,414
                                                          ========      ========      =======

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

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. INVESTMENT INFORMATION (CONTINUED)

      The following tables reconcile estimated fair value and carrying value to the amortized cost of fixed maturities and equity securities:

                                                                    (IN THOUSANDS)
                                                                   DECEMBER 31, 2000
                                                 -------------------------------------------------------
                                                  ESTIMATED
                                                 FAIR VALUE
                                                     AND          GROSS         GROSS
                                                  CARRYING      UNREALIZED    UNREALIZED      AMORTIZED
                                                    VALUE         GAINS        (LOSSES)          COST
                                                 ----------     ----------    ----------      ----------
                                                 (Restated)     (Restated)    (Restated)      (Restated)
  Fixed maturities:
  U.S. government and government agencies         $ 27,122       $   523      ($     32)       $ 26,631
  Mortgage and asset backed securities               5,518            57                          5,461
  Corporate bonds                                    5,835            92            (14)          5,757
                                                  --------       -------       --------        --------
  Sub-total                                         38,475           672            (46)         37,849
                                                  --------       -------       --------        --------
Fixed maturities held in escrow - municipal
Bonds                                               20,970            84             (1)         20,887
                                                  --------       -------       --------        --------
Equity securities:
  Publicly traded                                   51,322        26,335                         24,987
  Privately held                                    56,418                       (1,495)         57,913
                                                  --------       -------       --------        --------
  Sub-total equity securities                      107,740        26,335         (1,495)         82,900
                                                  --------       -------       --------        --------
  Total                                           $167,185       $27,091      ($  1,542)       $141,636
                                                  ========       =======       ========        ========

                                                                    (IN THOUSANDS)
                                                                   DECEMBER 31, 1999
                                                 -------------------------------------------------------
                                                  ESTIMATED
                                                 FAIR VALUE
                                                     AND          GROSS         GROSS
                                                  CARRYING      UNREALIZED    UNREALIZED      AMORTIZED
                                                    VALUE         GAINS        (LOSSES)          COST
                                                 ----------     ----------    ----------      ----------
                                                 (Restated)     (Restated)    (Restated)      (Restated)
  Fixed maturities:
  U.S. government and government agencies         $ 41,095       $     3      ($  1,673)       $ 42,765
  Municipal bonds                                   52,245           136           (308)         52,417
  Mortgage and asset backed securities              27,298             3         (1,129)         28,424
  Corporate bonds                                  136,838           484         (6,694)        143,048
  Foreign governments                                3,591                         (100)          3,691
                                                  --------       -------       --------        --------
  Sub-total fixed maturities                       261,067           626         (9,904)        270,345
Equity securities:
  Publicly traded                                  158,631        66,724        (13,840)        105,747
  Privately held                                    77,934                       (2,524)         80,458
                                                  --------       -------       --------        --------
  Sub-total equity securities                      236,565        66,724        (16,364)        186,205
                                                  --------       -------       --------        --------
  Total                                           $497,632       $67,350       ($26,268)       $456,550
                                                  ========       =======       ========        ========

      At December 31, 2000, all of the Company's equity investments were in securities issued by insurance and reinsurance companies or companies providing services to the insurance industry.

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. INVESTMENT INFORMATION (CONTINUED)

      At December 31, 2000, the publicly traded equity portfolio consisted of the following investments:

                                                       (IN THOUSANDS)
                                                     DECEMBER 31, 2000
                                        ----------------------------------------
                                         ESTIMATED          NET
                                         FAIR VALUE      UNREALIZED
                                        AND CARRYING       GAINS
                                           VALUE          (LOSSES)         COST
                                        ------------     ----------      -------
COMMON STOCK:
ACE Limited                               $13,724          $ 5,582       $ 8,142
XL Capital Ltd.                            22,718           13,842         8,876
Farm Family Holdings, Inc.                  1,308              396           912
IPC Holdings, Ltd.                            498                            498
Meadowbrook Insurance Group                 1,458                          1,458
Metropolitan Life Insurance Company         7,700            4,309         3,391
Renaissance Re                              3,916            2,206         1,710
                                          -------          -------       -------
    Total                                 $51,322          $26,335       $24,987
                                          =======          =======       =======

      As of December 31, 2000, the Company recorded a pre-tax realized loss of $1.7 million that adjusted the cost basis of the Company's investments in IPC Holdings, Ltd. and Meadowbrook Insurance Group to a new cost basis that equaled their respective fair values and carrying values at December 31, 2000, which represented an "other than temporary" decline in their market values. Such write-downs resulted in a charge to net realized losses and a corresponding increase in the change in other comprehensive income. The Company classifies all of its publicly traded equity securities as "available for sale" and, accordingly, they are carried at estimated fair value (see Note 4). As long as the Company continues to hold these securities, their carrying values will be adjusted to reflect current market values.

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. INVESTMENT INFORMATION (CONTINUED)

      At December 31, 2000 and 1999, privately held securities consisted of the following:

                                                            (IN THOUSANDS)
                                                             DECEMBER 31,
                                        PERCENTAGE     -------------------------
                                         OWNERSHIP        2000           1999
                                        ----------     ----------     ----------
                                                       (Restated)     (Restated)
CARRIED UNDER THE EQUITY METHOD:
Arch Risk Transfer Services Ltd.             27.9%       $12,981       $13,138
The ARC Group, LLC                           27.0%         8,468         8,687
Arx Holding Corp.                            35.2%         3,514         2,654
Island Heritage Insurance Company, Ltd.      33.4%         4,534         4,356
LARC Holdings, Ltd.                          23.9%                      24,039
New Europe Insurance Ventures                14.6%           642           819
Sunshine State Holding Corporation           23.0%         1,766         1,885
                                                         -------       -------
     Sub-total                                            31,905        55,578
                                                         -------       -------

CARRIED AT FAIR VALUE:
American Independent Holding Company                       7,350         4,250
Distribution Investors, LLC                   2.5%           100
GuideStar Health Systems, Inc.                2.6%           250           500
Sorrento Holdings, Inc.                                                  1,517
Stockton Holdings Limited                     1.7%        10,000        10,000
Trident II, L.P.                              2.0%         6,813         6,089
                                                         -------       -------
     Sub-total                                            24,513        22,356
                                                         -------       -------
     Total                                               $56,418       $77,934
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

      INVESTMENTS CARRIED UNDER THE EQUITY METHOD:

      ARCH RISK TRANSFER SERVICES LTD.

      In 1998, the Company purchased for $10 million an approximately 28.6% economic interest (9.9% voting interest) in Arch Risk Transfer Services Ltd. ("ART Services"), formerly known as Altus Holdings, Ltd., a new Cayman Islands company formed to provide rent-a-captive and other underwriting management services for risks of individual corporations and insurance programs developed by insurance intermediaries. The Company's investment was funded two-thirds in cash and one-third through a letter of credit. The balance of the $35 million of initial capital invested in ART Services was contributed by The Trident Partnership, L.P. ("Trident"),

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. INVESTMENT INFORMATION (CONTINUED)

XL, MMRCH and members of ART Services' management. During 1998, the Company issued a letter of credit in the amount of $5.8 million for Trident's unfunded investment commitment in ART Services for an annual fee of $58,000, or 100 basis points on the letter of credit amount.

      In May 1999, ART Services acquired First American Financial Corporation ("First American") in a share exchange, which closed in July 1999 upon receipt of regulatory approval. First American, a Missouri-based company, through its wholly owned subsidiaries including First American Insurance Company, underwrites specialty vehicle property and casualty insurance coverages with emphasis placed on collateral protection. The Company had a 35.5% voting and economic interest in First American prior to its acquisition by ART Services.

      During the 1999 second quarter, the Company reclassified its investment in First American from the equity method of accounting to an investment accounted for at fair value. At June 30, 1999, the carrying value of First American was adjusted to $9.3 million in order to reflect the transaction value due to the acquisition by ART Services, which resulted in the Company recording an after-tax realized loss of $0.7 million.

      In July 1999, the Company and Trident funded their investment commitments to ART Services (previously secured by letters of credit) of $3.3 million and $5.8 million, respectively, and XL redeemed its shares in ART Services at their original cost. After ART Services' acquisition of First American, such additional funding and the XL redemption, the Company's economic ownership in ART Services decreased from 28.6% to 28% (9.9% voting interest). During 2000, pursuant to a purchase price adjustment relating to ART Services' acquisition of First American, the Company's economic ownership in ART Services decreased to 27.9%.

      In the 2000 first quarter, the Company reduced the carrying value of ART Services by $3.2 million, realizing an after-tax loss of $2.1 million. In reducing the carrying value of ART Services, the Company, in consultation with its investment advisor, took into account the 1999 financial results of ART Services and certain other factors, and based such write-down on a conservative valuation of ART Services' economic book value at December 31, 1999.

      Upon the Company's redomestication to Bermuda, Arch-U.S. distributed its investment in ART Services to ACGL, its Bermuda parent. Prior to the distribution, the Company recorded cumulative losses in ART Services and First American of $4.3 million and a related deferred tax asset of $1.5 million. Since the cumulative loss recognized in financial income will not be deductible in future U.S. tax returns, the Company wrote-off the $1.5 million deferred tax asset during the 2000 fourth quarter. See Note 11.

      On March 23, 2001, the Company entered into a definitive agreement to acquire all of the remaining ownership interests in ART Services. The acquisition was completed on June 22, 2001. See Note 2 for further details on this acquisition.

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

      Prior to the sale of the Company's reinsurance operations on May 5, 2000 (see Note 3), the Company provided reinsurance for ARX. A subsidiary of XL is a co-investor in ARX and provides reinsurance for ARX.

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

      Upon the Company's redomestication to Bermuda, Arch-U.S. distributed its investment in Island Heritage to ACGL, Arch-U.S.'s Bermuda parent. Prior to the distribution, the Company had recorded cumulative equity in net loss in Island Heritage of $1.1 million and a related deferred tax asset of $385,000. Since the cumulative equity in net loss recognized in financial income will not be deductible in future U.S. tax returns, the Company wrote-off the associated deferred tax asset during the 2000 fourth quarter. Since the distribution, the Company recorded equity in net income of Island Heritage of $65,000. Such income is included in foreign source income and is not subject to U.S. income tax. See
Note 11.

      For the year ended 2000, the Company's equity in net income was $178,000 on a pre-tax basis and, after recording the deferred tax asset write-off, the Company's after-tax equity in net loss was $235,000 or $0.02 per share.

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. INVESTMENT INFORMATION (CONTINUED)

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

      On March 2, 2000, in connection with the Company's repurchase from XL of the Common Shares it previously held, the Company transferred to XL the Company's interest in LARC, valued at $25 million, and recognized a net book value gain of $300,000. See Note 14.

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

5. INVESTMENT INFORMATION (CONTINUED)

      SUNSHINE STATE HOLDING CORPORATION

      In 1997, the Company acquired a 21.5% economic and voting interest in Sunshine State Holding Corporation ("Sunshine State"), a newly formed Florida-based company, for $1.4 million.

      Sunshine State and its subsidiaries, which includes Sunshine State Insurance Company, a Florida domiciled insurer, underwrite homeowners policies in the State of Florida obtained from the Florida Residential Property and Casualty Joint Underwriting Association in accordance with the Market Challenge Program of the Florida Department of Insurance. Sunshine State also insures homeowners policies produced through the open market and offers other lines of insurance in Florida and other states. In connection with the investment, the Company provided reinsurance for Sunshine State prior to the sale of the Company's reinsurance operations on May 5, 2000 (see Note 3). A subsidiary of XL invested in Sunshine State and provides reinsurance for Sunshine State.

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

      In connection with this investment and the Company's prior $3.6 million loan commitment to AIHC (which commitment expired on December 31, 1998), the Company had the option to write an aggregate amount of premiums of at least approximately $375 million over the next seven to eight-year period, subject to the amount of business written by American Independent Insurance Company ("AIIC"). This option was transferred to Folksamerica in connection with the sale of the Company's reinsurance operations on May 5, 2000 (see Note 3). From inception through May 5, 2000, premiums written by the Company under these arrangements with AIHC and its insurance subsidiary, AIIC, totaled $123.7 million. The Company's net premiums written and net premiums earned from business developed by AIIC were $16.6 million and $9.5 million, respectively, for the period January 1, 2000 through May 5, 2000, $39.2 million and $43.7 million, respectively, in 1999 and $42 million and $36 million, respectively, in 1998.

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

5. INVESTMENT INFORMATION (CONTINUED)

      As of December 31, 2000, based on a comparison of the AIHC notes to bonds with similar characteristics, the Company has a $1.1 million pre-tax unrealized loss adjusting the aggregate carrying value of $8.5 million in loans made to AIHC. Approximately $350,000 of such unrealized loss was recorded in the 2000 first quarter and $750,000 was recorded in 1999.

      On February 28, 2001, the Company completed a reorganization transaction pursuant to which the Company acquired all of the common stock of AIHC. In connection with the acquisition, the Company's outstanding loans to AIHC were contributed to AIHC's capital and the Company also returned certain warrants to purchase shares of AIHC. See Note 16--Subsequent Events.

      DISTRIBUTION INVESTORS, LLC

      In connection with the Company's acquisition of Hales (see Note 3), the Company has committed to invest $1.2 million as a member of Distribution Investors, LLC, which is the general partner of Distribution Partners Investment Capital, L.P., a private equity fund affiliated with Hales. As part of the transaction, the Company also acquired Hales' existing $100,000 investment in Distribution Investors. Distribution Partners, at $51 million committed capital, focuses on equity investments of $3 million to $10 million in insurance distribution and distribution-related service companies.

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

      Sorrento was formed by Clarendon National Insurance Company ("Clarendon") and the Arrowhead Group ("Arrowhead"), a managing agency. In connection with the issuance of the preferred shares, the Company provided reinsurance to Clarendon in respect of automobile physical damage policies for the period through the sale of the Company's reinsurance operations on May 5, 2000 (see Note 3). The Company's net premiums written and net premiums earned from business developed by Arrowhead were $10 million and $10 million, respectively, for the period January 1, 2000 through May 5, 2000, and $30 million and $22.5 million, respectively, in 1999.

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. INVESTMENT INFORMATION (CONTINUED)

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

                                                             (IN THOUSANDS)
                                                           DECEMBER 31, 2000
                                                        ------------------------
                                                        ESTIMATED
                                                           FAIR        AMORTIZED
                                                          VALUE          COST
                                                        ---------      ---------
Available for sale:
   Due in one year or less                               $ 7,296        $ 7,295
   Due after one year through five years                  23,027         22,767
   Due after five years through 10 years                   2,108          2,019
   Due after 10 years                                     21,496         21,194
                                                         -------        -------
   Sub-total                                              53,927         53,275
   Mortgage and asset-backed securities                    5,518          5,461
                                                         -------        -------
Total                                                    $59,445        $58,736
                                                         =======        =======

      As of December 31, 2000, the weighted average contractual and expected maturities of the fixed maturity investments, based on fair value, were 8.7 years and 2.9 years, respectively.

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. INVESTMENT INFORMATION (CONTINUED)

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

6. AGREEMENTS WITH RELATED PARTIES

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

      In May 1999, the Company transferred the management of the fixed income and short-term cash portfolios from The Putnam Advisory Company, Inc. ("Putnam"), an affiliate of MMC Capital, to Alliance Capital. For the fixed income securities portfolio, the Company paid to Putnam a fee equal to the sum of 0.35% per annum of

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. AGREEMENTS WITH RELATED PARTIES (CONTINUED)

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

      REINSURANCE TREATIES

      Prior to the sale of the Company's reinsurance operations on May 5, 2000 (see Note 3), in addition to business assumed from insurance companies where the Company had a private equity investment as described in Note 5, the Company also assumed premiums written and premiums earned of $1.6 million and $1.9 million, respectively, for the period January 1, 2000 through May 5, 2000, $5.2 million and $5.3 million, respectively, in 1999, and $3.3 million and $3.4 million, respectively, in 1998 from XL, which owned 4,755,000 Common Shares prior to the share repurchase described in Note 14, or approximately 27.8% of the outstanding Common Shares, and premiums written and premiums earned of $4.9 million and $4.9 million, respectively, for the period January 1, 2000 through May 5, 2000, $17.4 million and $17.3 million, respectively, in 1999 and $18.5 million and $20.7 million, respectively, in 1998 from insurance companies majority-owned by Trident.

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

      During 1999, the Company committed to invest $25 million as a limited partner in Trident II, a partnership managed by MMC Capital, and, during 2000, the Company committed to invest $1.2 million as a member of the general partner of a fund affiliated with Hales. See Note 5.

      On March 2, 2000, the Company repurchased from XL Capital, then its single largest shareholder, all of the Common Shares held by XL Capital in a transaction described in Note 14.

      Prior to sale of the Company's reinsurance operations on May 5, 2000, affiliates of MMC Capital's ultimate parent, Marsh & McLennan Companies, Inc. ("Marsh"), acted as reinsurance intermediaries to Arch Re as indicated in Note
13. The Company has also utilized affiliates of Marsh as insurance brokers for the Company's insurance needs.

      In addition, the Company has made investments in entities in which affiliates of Marsh, Trident and XL Capital have invested. See Note 5.

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. COMMITMENTS

      LEASES

      At December 31, 2000, the future minimum rental commitments, exclusive of escalation clauses and maintenance costs and net of rental income for all of the Company's operating leases with remaining non-cancelable terms in excess of one year are as follows:

                                       (IN THOUSANDS)
                                       --------------
               2001                      $  294
               2002                         319
               2003                         207
               2004                         166
               2005                         128
               Thereafter                   358
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

      The sale of the Company's reinsurance operations on May 5, 2000 constituted a change in control for purposes of the change in control and other benefit and employment arrangements that existed on such date. Under these arrangements, all unvested stock options and shares of restricted stock held by employees and the members of the board of directors (other than the Chairman of the Board) vested in connection with the asset sale. See Note 3.

      Following the asset sale, the Company has a program for certain executives that provides for certain severance payments, immediate vesting of restricted stock grants and option awards and continuation of benefits in the event of termination of employment resulting from a change in control. The extent of such payments depends on the position of the executive.

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. CLAIMS AND CLAIMS EXPENSES

      The reconciliation of claims and claims expense reserves is as follows:

                                                                        (IN THOUSANDS)
                                                                         DECEMBER 31,
                                                                2000         1999          1998
                                                              --------     --------     ---------
At beginning of year:
   Gross claims and claims expense reserves                   $364,554     $216,657     $  70,768
   Reinsurance recoverables                                     55,925       30,468
                                                              --------     --------     ---------
     Net claims and claims expense reserves                    308,629      186,189        70,768
Net claims and claims expenses incurred relating to:
   Current year                                                 73,563      275,455       178,957
   Prior year                                                    2,700       30,386        (2,832)
                                                              --------     --------     ---------
     Total                                                      76,263      305,841       176,125
Net paid claims and claims expenses incurred relating to:
   Current year                                                311,330       95,367        41,910
   Prior year                                                   73,562       88,034        18,794
                                                              --------     --------     ---------
     Total                                                     384,892      183,401        60,704
At end of year:
   Net claims and claims expense reserves current year              --      308,629       186,189
   Reinsurance recoverables                                         --       55,925        30,468
                                                              --------     --------     ---------
     Gross claims and claims expense reserves                 $     --     $364,554     $ 216,657
                                                              ========     ========     =========

      The Company believes that its exposure, if any, to environmental impairment liability and asbestos-related claims was minimal since no business had been written for periods prior to 1996.

      Subject to the following, the Company believes that the reserves for claims and claims expenses were adequate to cover the ultimate cost of claims and claims expenses incurred through the sale of its reinsurance operations on May 5, 2000 (see Note 3). The reserves were based on estimates of claims and claims expenses incurred. The inherent uncertainties of estimating claims and claims expense reserves are exacerbated for reinsurers by the significant periods of time (the "tail") that often elapse between the occurrence of an insured claim, the reporting of the claim to the primary insurer and, ultimately, to the reinsurer, and the primary insurer's payment of that claim and subsequent indemnification by the reinsurer. As a consequence, actual claims and claims expenses paid may deviate, perhaps materially, from estimates reflected in the Company's reserves reported in its financial statements. The estimation of reserves by new reinsurers, such as the Company prior to the asset sale, may be less reliable than the reserve estimations of a reinsurer with an established volume of business and claims history.

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

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. RETROCESSION AGREEMENTS

      Prior to the sale of the Company's reinsurance operations on May 5, 2000 (see Note 3), the Company utilized retrocession agreements for the purpose of limiting its exposure with respect to multiple claims arising from a single occurrence or event. The Company also participated in "common account" retrocessional arrangements for certain treaties. Such arrangements reduced the effect of individual or aggregate losses to all companies participating on such treaties including the reinsurer, such as the Company, and the ceding company.

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

      With respect to the Company's divested reinsurance operations, the effects of reinsurance on written and earned premiums and claims and claims expenses are as follows:

                                                            (IN THOUSANDS)
                                                       YEARS ENDED DECEMBER 31,
                                                ------------------------------------
                                                   2000          1999         1998
                                                ---------      --------     --------
Assumed premiums written                        $ 102,034      $386,848     $260,566
Ceded premiums written                             19,731        80,122       25,831
Unearned premium portfolio transfer and
assumption                                        (92,907)
                                                ---------      --------     --------
Net premiums written                           ($  10,604)     $306,726     $234,735
                                                =========      ========     ========

Assumed premiums earned                         $ 107,404      $380,880     $232,025
Ceded premiums earned                              19,874        69,512       25,831
                                                ---------      --------     --------
Net premiums earned                             $  87,530      $311,368     $206,194
                                                =========      ========     ========

Assumed claims and claims expenses incurred     $  88,676      $348,979     $210,006
Ceded claims and claims expenses incurred          12,413        43,138       33,881
                                                ---------      --------     --------
Net claims and claims expenses incurred         $  76,263      $305,841     $176,125
                                                =========      ========     ========

      At December 31, 1999, the Company's balance sheet reflected reinsurance recoverable and reinsurance premiums payable balances as follows:

                                                                 (IN THOUSANDS)
                                                                  DECEMBER 31,
                                                                      1999
                                                                 --------------
             Reinsurance recoverable balances:
                  Unpaid claims and claim expenses                  $55,925
                  Paid amounts                                        6,588
                  Unearned premiums                                  10,609
                                                                    -------
             Total                                                  $73,122
                                                                    =======
             Reinsurance premiums payable                           $14,666
                                                                    =======

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. EMPLOYEE BENEFITS AND COMPENSATION ARRANGEMENTS

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

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. EMPLOYEE BENEFITS AND COMPENSATION ARRANGEMENTS (CONTINUED)

      Information relating to the Company's stock options is set forth below:

                                              YEARS ENDED DECEMBER 31,
                                      ------------------------------------------
                                         2000            1999            1998
                                      ---------       ---------       ---------
NUMBER OF OPTIONS
Outstanding, beginning of year        1,281,356       1,347,075         960,650
Granted                                 146,000          18,800         410,825
Canceled                               (204,581)        (84,519)        (20,580)
Exercised                                    --              --          (3,820)
Outstanding, end of year              1,222,775       1,281,356       1,347,075
Exercisable, end of year              1,122,000         683,388         358,884

AVERAGE EXERCISE PRICE
Granted                                  $15.13          $17.25          $22.47
Canceled                                 $21.02          $21.81          $20.97
Exercised                                    --              --          $19.24
Outstanding, end of year                 $20.18          $20.90          $21.00
Exercisable, end of year                 $20.23          $20.45          $19.85

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

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. EMPLOYEE BENEFITS AND COMPENSATION ARRANGEMENTS (CONTINUED)

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

      For purposes of the required pro forma information, the estimated fair value of employee stock options is amortized to expense over the options' vesting period. The Company's net income (loss) and net income (loss) per share would have been adjusted to the pro forma amounts indicated below:

                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                  YEARS ENDED DECEMBER 31,
                                           -------------------------------------
                                               2000         1999         1998
                                           -----------   ----------   ----------
                                            (Restated)   (Restated)   (Restated)
Net income (loss), as reported               ($8,012)     ($35,636)     $2,852
Pro forma net income (loss)                  ($9,902)     ($37,294)     $1,394

Earnings (loss) per share as reported:
     Basic                                   ($ 0.61)     ($  2.09)     $ 0.17
     Diluted                                 ($ 0.61)     ($  2.09)     $ 0.16
Pro forma earnings (loss) per share:
     Basic                                   ($ 0.75)     ($  2.18)     $ 0.08
     Diluted                                 ($ 0.75)     ($  2.18)     $ 0.08

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

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. EMPLOYEE BENEFITS AND COMPENSATION ARRANGEMENTS (CONTINUED)

compensation so deferred. In 2000, 1999 and 1998, the Company expensed $30,000, $96,000 and $85,000, respectively, related to the Supplemental Plan.

11. INCOME TAXES

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

      Pre-tax income (loss) from operations was taxed under the following jurisdictions for the years ended December 31, 2000, 1999 and 1998 as follows:

                                       (IN THOUSANDS)
                                  YEARS ENDED DECEMBER 31,
                            ----------------------------------
                               2000         1999         1998
                            ----------    --------      ------
                            (Restated)
                U.S.         ($2,175)     ($52,231)     $4,462
                Non-U.S          733
                             -------      --------      ------
                Total        ($1,442)     ($52,231)     $4,462
                             =======      ========      ======

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. INCOME TAXES (CONTINUED)

      The components of income taxes attributable to operations for the years ended December 31, 2000, 1999 and 1998 were as follows:

                                                       (IN THOUSANDS)
                                                  YEARS ENDED DECEMBER 31,
                                            -----------------------------------
                                              2000          1999          1998
                                            --------      --------      -------
CURRENT (BENEFIT) EXPENSE:
   U.S                                                   ($  9,021)     $ 7,512
   Non-U.S
                                            --------      --------      -------
                                                  --     ($  9,021)     $ 7,512
                                            --------      --------      -------
DEFERRED (BENEFIT) EXPENSE:
   U.S                                      $  5,425       (10,536)      (7,277)
   Non-U.S
                                            --------      --------      -------
                                               5,425       (10,536)      (7,277)
                                            --------      --------      -------
Total income tax (benefit) expense          $  5,425      ($19,557)     $   235
                                            ========      ========      =======

      A reconciliation from the federal statutory income tax rate of 35% to the Company's effective tax rate for the years ended December 31, 2000, 1999 and 1998 follows:

                                                                        (IN THOUSANDS)
                                                                  YEARS ENDED DECEMBER 31,
                                                          --------------------------------------
                                                             2000          1999          1998
                                                          ----------    ----------    ----------
                                                          (Restated)
Income tax (benefit) expense computed on pre-tax income
before equity in net income of investees at the federal
statutory rate                                             ($   505)     ($18,281)     $ 1,562
  Valuation allowance                                         5,650
  Write-off of deferred tax asset                               562
  Tax-exempt investment income                                 (341)         (733)        (582)
  Dividend received deduction                                  (250)         (958)        (896)
  Limitation on executive compensation                          397
  Foreign income                                               (256)
  Other                                                         168           415          151
                                                            -------      --------      -------
Income tax expense (benefit)                                 $5,425      ($19,557)     $   235
                                                            =======      ========      =======

      In 2000, the Company's effective income tax rate for equity in net income of investees differed from the federal statutory income tax rate of 35% due to the following:

                                                                      (Restated)
Income tax expense computed at the federal statutory rate               $  295
Write-off of deferred tax asset                                          2,818
Foreign income                                                             (22)
                                                                       -------
Income tax expense                                                      $3,091
                                                                       =======
Equity in net income (loss) of investees - after-tax                   ($1,145)
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

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. INCOME TAXES (CONTINUED)

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

      The repurchase of the Common Shares held by XL Capital resulted in a 27.8% change in ownership by 5% shareholders. If, in the ensuing three years, there is more than a 22.2% additional change in ownership by 5% shareholders, an "ownership change" will have taken place for federal income tax purposes. If such ownership change occurs, the amount of loss carryforwards that can be used in any subsequent year may be severely limited and could be eliminated in certain circumstances. See Note 14.

      Upon the Company's redomestication to Bermuda, Arch-U.S. distributed substantially all of its public equity portfolio to ACGL, its Bermuda parent, at the current market values and realized gains for tax purposes of $21,044,000. The associated income tax expense of $7,365,000 reduced the Company's net operating loss carryforwards by such amount. However, for financial reporting purposes, since the securities have not been sold to an unrelated third party, the realized gain has been deferred and is reported as unrealized appreciation in the consolidated financial statements. Accordingly, in the consolidated financial statements the income tax expense is also deferred and reduces unrealized appreciation. In addition, the Company has written off $2.0 million of deferred tax assets relating to losses recognized in financial income on the Company's investments in Island Heritage and ART Services, which will not be deductible in future U.S. income tax returns since Arch-U.S. distributed these investments to ACGL, its Bermuda parent. See Note 5.

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. INCOME TAXES (CONTINUED)

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

                                                             (IN THOUSANDS)
                                                              DECEMBER 31,
                                                          2000            1999
                                                       ----------      ----------
                                                                      (Restated)
Deferred income tax assets:
     Net operating loss                                 $ 12,465       $  7,334
     AMT credit carryforward                                 651
     Net claim reserve discount                                          15,639
     Net unearned premium reserve                                         6,573
     Equity in net loss on investees, net                                 1,858
     Unrealized loss on marketable securities                606
     Compensation liabilities                                250            372
     Other, net                                               48            165
                                                        --------       --------
Total deferred tax assets                                 14,020         31,941
                                                        --------       --------
Deferred income tax liabilities:
     Equity in net income on investees, net                 (117)
     Deferred policy acquisition cost                                    (8,255)
     Net unrealized appreciation of investments              (61)       (14,001)
                                                        --------       --------
Total deferred tax liabilities                              (178)       (22,256)
                                                        --------       --------
Valuation allowance                                       (5,650)
                                                        --------       --------
Net deferred income tax asset                           $  8,192       $  9,685
                                                        ========       ========

      As of December 31, 2000, the Company has a valuation allowance of $5.7 million that adjusts the net deferred income tax asset to its estimated realizable value of $8.2 million. Such deferred income tax asset is net of a deferred income tax liability of $178,000. Deferred income tax expense for the year ended December 31, 2000 included a charge for such allowance of $5.7 million.

      At December 31, 1999, the Company did not have a deferred income tax valuation allowance because it believed at that time that its entire deferred tax asset was realizable due to the Company's ability to generate future taxable income from its invested asset base of $576.5 million. At that time, the closing of the Folksamerica transaction was uncertain and, consequently, the tax implications of the transaction were not considered in evaluating the realizability of the deferred tax asset. On May 5, 2000, the Company sold the reinsurance operations of Arch Re to Folksamerica. The asset sale generated a tax loss of $30 million (excluding unrealized loss on fixed maturities, of which $5.3 million was realized upon the related transfer of assets to Folksamerica). See Note 3. The transfer of assets to Folksamerica at closing also resulted in a significant reduction in the Company's invested assets and its ability to generate future taxable income. In addition, upon the completion of the Company's redomestication to Bermuda, the Company restructured its investment portfolio and distributed approximately $208 million of invested assets to ACGL, which further reduced Arch-U.S.'s invested assets available to generate investment income.

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. STATUTORY INFORMATION

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

                                                   (IN THOUSANDS)
                                              YEARS ENDED DECEMBER 31,
                                        2000            1999             1998
                                     ----------      ----------       ----------
                                     (Restated)      (Restated)       (Restated)
NET INCOME (LOSS):
Statutory net income (loss)            $59,549      ($  44,561)      ($  11,973)
                                       -------       ---------        ---------
GAAP net income (loss)                 $13,632      ($  35,725)       $   2,765
                                       -------       ---------        ---------

SHAREHOLDER'S EQUITY:
Statutory surplus                      $29,888        $290,082         $358,702
                                       -------       ---------        ---------
GAAP shareholder's equity              $31,780        $328,613         $384,882
                                       -------       ---------        ---------

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

      Following the approval of the Nebraska Director, in connection with the Company's share repurchase from XL on March 2, 2000 as described in Note 14, Arch Re's statutory surplus was reduced by $62.8 million due to the distribution to Arch-U.S. of the stock and warrants in both LARC Holdings, Ltd. and Annuity and Life Re Holdings, Ltd.

      In connection with the November 8, 2000 reorganization, and following the approval of the Nebraska Director, Cross River and Arch Re completed an equal exchange of approximately $13.6 million of assets, and Cross River made a distribution to Arch Re of approximately $2.1 million. Following such transactions, and following the approval of the Nebraska Director, Arch Re distributed net assets of $228.4 million to Arch-U.S., of which $208 million was distributed to ACGL during the 2000 fourth quarter. As of December 31, 2000, after reflecting the distribution of assets in connection with the XL share repurchase and the reorganization, Arch Re had statutory surplus of $29.8 million.

      Nebraska insurance laws provide that, without prior approval of the Nebraska Director, Arch Re cannot pay a dividend or make a distribution (together with other dividends or distributions paid during the preceding 12 months) that exceeds the greater of (i) 10% of statutory surplus as of the preceding December 31 ($29.9 million as of December 31, 2000) or (ii) statutory net income from operations from the preceding calendar year not including after-tax realized capital gains ($24.1 million income for 2000). Net income (exclusive of realized capital gains) not previously distributed or paid as dividends from the preceding two calendar years may be carried forward for dividend and distribution purposes. Any proposed dividend or distribution in excess of such amount is called an "extraordinary" dividend or distribution and may not be paid until either it has been approved, or a 30-day waiting period has passed during which it has not been disapproved, by the Nebraska Director. Notwithstanding the foregoing, Nebraska insurance laws provide that any distribution that is a

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. STATUTORY INFORMATION (CONTINUED)

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

13. BUSINESS INFORMATION

      As discussed in Note 4, prior to the sale of the Company's reinsurance operations, the Company operated in one reportable business segment, which was providing property and casualty reinsurance and other forms of capital to insurance and reinsurance companies and making investments in insurance and insurance-related entities on a global basis. This segment included the results of Arch Re and Cross River, and consisted primarily of premiums, claims and claims expenses, other operating expenses and investment results.

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

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. BUSINESS INFORMATION (CONTINUED)

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

                                        NET PREMIUMS WRITTEN
                                         1999         1998
                                         -----        -----
        Balis & Co., Inc. (1)            15.0%        23.7%
        Guy Carpenter & Co. (1)          10.7%        11.3%
        Aon Group                        17.4%        16.5%
                                         -----        -----
        Total                            43.1%        51.5%
                                         =====        =====

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

      Net premiums written and earned recorded from client companies which are Lloyd's syndicates or are located in the United Kingdom, Bermuda and Continental Europe (some which are denominated in United States dollars) were:

                                              (DOLLARS IN MILLIONS)
                                  ----------------------------------------------
                                          1999                      1998
                                  --------------------      --------------------
                                       NET PREMIUMS              NET PREMIUMS
                                  WRITTEN       EARNED      WRITTEN       EARNED
                                  -------       ------      -------       ------
Non U.S. Premiums                  $46.9        $58.0        $76.1        $65.9
% of Total                          15.3%        18.6%        32.4%        32.0%

14. SHARE CAPITAL

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

      The bye-laws of ACGL contain a provision limiting the voting rights of any person who owns (directly, indirectly or constructively under the United States Internal Revenue Code) Common Shares with more than 9.9% of the total voting power of all shares entitled to vote generally at an election of directors to 9.9% of such voting power. This provision will not restrict the ability of any person holding Common Shares that were either (1) converted from shares of Arch-U.S. owned on September 8, 2000 or (2) issued upon exercise of warrants owned by such person on September 8, 2000 which were assumed by ACGL, from voting such shares except with respect to the election of directors. This provision is intended to prevent ACGL from being characterized as a controlled foreign corporation which could cause U.S. persons owning 10% or more of the Common Shares to suffer adverse U.S. tax consequences.

      The bye-laws of ACGL also contain a provision limiting the rights of any group (within the meaning of the United States Securities Exchange Act of 1934) that owns shares with more than 9.9% of the total voting power of all shares entitled to vote generally at an election of directors to 9.9% of such voting power. This provision will not restrict (a) the ability of any such group holding Common Shares that were converted from shares of

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. SHARE CAPITAL (CONTINUED)

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

      EARNINGS PER SHARE

      The following table sets forth the computation of basic and diluted earnings per share:

                                                         (IN THOUSANDS, EXCEPT SHARE DATA)
                                                             YEARS ENDED DECEMBER 31,
                                                    2000              1999             1998
                                                ------------      ------------      -----------
                                                 (Restated)        (Restated)        (Restated)
BASIC EARNINGS PER SHARE:
Net income (loss)                              ($      8,012)    ($     35,636)     $     2,852
Divided by:
Weighted average shares outstanding for the
period                                            13,198,075        17,086,732       17,065,165
                                                ------------      ------------      -----------

Basic earnings (loss) per share                 ($      0.61)    ($       2.09)     $      0.17
                                                ============      ============      ===========

DILUTED EARNINGS PER SHARE:
Net income (loss)                               ($     8,012)    ($     35,636)     $     2,852
Divided by:
Weighted average shares outstanding for the       13,198,075        17,086,732       17,065,165
period
Effect of dilutive securities:
     Warrants                                                                           581,327
     Employee stock options                                                              71,731
                                                ------------      ------------      -----------
Total shares                                      13,198,075        17,086,732       17,718,223
                                                ============      ============      ===========

Diluted earnings (loss) per share               ($      0.61)     ($      2.09)     $      0.16
                                                ============      ============      ===========

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. SHARE CAPITAL (CONTINUED)

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

15. QUARTERLY FINANCIAL INFORMATION

      The following is a summary of unaudited quarterly financial data:

                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                         QUARTER            QUARTER           QUARTER            QUARTER
                                          ENDED              ENDED             ENDED              ENDED
                                      DECEMBER  31,      SEPTEMBER 30,        JUNE 30,           MARCH 31,
                                          2000               2000               2000               2000
                                      -------------      -------------       ----------         ----------
                                       (Restated)         (Restated)         (Restated)         (Restated)
INCOME STATEMENT DATA:
Net premiums written                                                          ($63,493)         $   52,889
Net premiums earned                                                             29,368              58,162
Net investment income                  $    3,017          $    3,359            4,257               5,290
Net realized investment gains
(losses)                                  (12,789)                728             (367)             32,473
Operating expenses                         17,205               1,502           34,069              74,355
Equity in net income (loss) of
investees                                  (2,127)                571              554                (143)
Net income (loss)                         (15,388)              2,286           (2,607)              7,697
Comprehensive income (loss)            $    1,497          $   13,127         $  5,277         ($   36,233)

STATUTORY COMBINED RATIO:                                                                            126.4%

PER SHARE DATA:
Net income (loss)
    Basic and diluted                 ($     1.23)         $     0.18        ($   0.21)         $     0.50
Comprehensive income (loss)
    Basic and diluted                  $     0.12          $     1.06         $   0.43         ($     2.33)
Shareholders' equity per share
     Basic                             $    21.43          $    21.45         $  20.37          $    20.03
     Diluted                           $    21.42          $    21.44         $  20.37          $    20.03
COMMON SHARE PRICES:
High                                   $    15.88          $    15.88         $  16.63          $    16.75
Low                                    $    13.88          $    14.63         $  14.56          $    11.38
Close                                  $    15.00          $    15.75         $  14.94          $    16.38

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. QUARTERLY FINANCIAL INFORMATION (CONTINUED)

      For the 2000 fourth quarter, the Company had comprehensive income of $1.5 million, which was composed of net loss of $15.4 million and other comprehensive income of $16.9 million, consisting of the change in after-tax unrealized appreciation of investments. The 2000 fourth quarter net loss primarily consisted of investment losses realized upon restructuring the Company's investment portfolio in connection with its redomestication to Bermuda (see Note
5) and the establishment of a contingent reserve in connection with an escrow arrangement relating to the sale of the Company's reinsurance operations in May 2000 (see Note 3).

                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                         QUARTER            QUARTER           QUARTER           QUARTER
                                          ENDED              ENDED             ENDED             ENDED
                                      DECEMBER  31,      SEPTEMBER 30,        JUNE 30,          MARCH 31,
                                          1999               1999               1999              1999
                                      -------------      -------------       ----------        ----------
                                       (Restated)         (Restated)         (Restated)        (Restated)
INCOME STATEMENT DATA:
Net premiums written                   $  74,023           $ 76,749           $ 91,517         $  64,437
Net premiums earned                       80,995             80,463             86,988            62,922
Net investment income                      4,908              5,965              4,817             4,483
Net realized investment gains
(losses)                                 (10,243)             5,236             23,386            (1,152)
Operating expenses                       106,468             98,583             91,629           104,319
Equity in net income (loss) of              (311)              (702)              (965)             (601)
investees
Net income (loss)                        (20,090)            (4,839)            14,722           (25,429)
Comprehensive income (loss)            ($ 16,265)          ($11,596)          $  7,559         ($ 35,929)

STATUTORY COMBINED RATIO:                  132.6%             120.4%             106.3%            167.0%

PER SHARE DATA:
Net income (loss)
    Basic and Diluted                  ($   1.18)          ($  0.28)          $   0.86         ($   1.49)
Comprehensive income (loss)
    Basic and Diluted                  ($   0.95)          ($  0.68)          $   0.44         ($   2.10)
Shareholders' equity per share
     Basic and Diluted                 $   20.03           $  20.97           $  21.64         $   21.19
COMMON SHARE PRICES:
High                                   $   15.69           $  16.00           $  17.38         $   22.63
Low                                    $   11.00           $  13.00           $  13.50         $   12.00
Close                                  $   12.63           $  15.63           $  13.50         $   15.13

16. SUBSEQUENT EVENTS

      AMERICAN INDEPENDENT INSURANCE HOLDING COMPANY

      On February 28, 2001, the Company completed a reorganization transaction pursuant to which the Company acquired all of the common stock of one of its current investee companies, AIHC. See Note 5.

      The Company purchased a portion of the outstanding shares of AIHC for $1.25 million. The remaining outstanding shares of AIHC were redeemed by AIHC in exchange for the right to receive a portion of the proceeds resulting from the final adjudication or settlement of certain lawsuits that AIHC, as plaintiff, has

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. SUBSEQUENT EVENTS (CONTINUED)

previously filed against certain defendants. A third party also forgave the obligations owing to it under certain notes previously issued by AIHC in the aggregate principal amount of $4 million and returned certain warrants to purchase shares of AIHC in exchange for the right to receive a portion of the proceeds resulting from the final adjudication or settlement of such lawsuits. Immediately after the Company's purchase of AIHC, the Company contributed to the capital of AIHC notes in the aggregate principal amount of $8.5 million that were issued to the Company in connection with loans it had previously made to AIHC (see Note 5) and also returned certain warrants to purchase shares of AIHC. Following the purchase, the Company also made a capital contribution to AIHC in the amount of $11.0 million.

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

      ARCH RISK TRANSFER SERVICES LTD.

      On March 23, 2001, the Company entered into a reorganization agreement for the acquisition of all of the remaining ownership interests in one of its current investee companies, Arch Risk Transfer Services Ltd. ("ART Services"), formerly known as Altus Holdings, Ltd. ("Altus"). ART Services, a privately held company, provides insurance and alternative risk transfer services through rent-a-captive and other facilities. ART Services includes First American Insurance Company, an admitted insurer with licenses in 49 states and an A.M. Best rating of A-. See Note 5.

      The acquisition was completed on June 22, 2001. See Note 2 for further details on this acquisition.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and Shareholders of Arch Capital Group Ltd.

Our audits of the consolidated financial statements referred to in our report dated February 6, 2001, except as to the matters described in Note 2 to the consolidated financial statements which is as of August 6, 2001, appearing on Page F-2 of this Annual Report on Form 10-K/A also included an audit of the financial statement schedules listed on Page F-1. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ PricewaterhouseCoopers
Hamilton, Bermuda
February 6, 2001, except as to the matters described in Note 2 to the consolidated financial statements which is as of August 6, 2001

                                                                      SCHEDULE I

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

                             SUMMARY OF INVESTMENTS
                   OTHER THAN INVESTMENTS IN RELATED PARTIES
                                 (IN THOUSANDS)

                                                                DECEMBER 31, 2000
                                                   ---------------------------------------------
                                                                                       AMOUNT
                                                                                      AT WHICH
                                                                                      SHOWN IN
                                                   AMORTIZED           FAIR          THE BALANCE
                                                      COST             VALUE            SHEET
                                                   ----------       ----------       -----------
                                                   (Restated)       (Restated)       (Restated)
Type of Investment:
FIXED MATURITY SECURITIES
U.S. government and government agencies
and authorities                                     $ 26,631         $ 27,122         $ 27,122
Mortgage and asset-backed securities                   5,461            5,518            5,518
Held in escrow - States, municipalities and
political subdivisions                                20,887           20,970           20,970
Corporate bonds                                        5,757            5,835            5,835
                                                    --------         --------         --------
       Total Fixed Maturities                         58,736           59,445           59,445
EQUITY SECURITIES
Publicly traded                                       24,987           51,322           51,322
Privately held                                        57,913           56,418           56,418
                                                    --------         --------         --------
       Total Equity Securities                        82,900          107,740          107,740
SHORT-TERM INVESTMENTS                                97,387           97,387           97,387
                                                    --------         --------         --------
       Total Investments                            $239,023         $264,572         $264,572
                                                    ========         ========         ========

                                                                     SCHEDULE II

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                 BALANCE SHEET
                             (PARENT COMPANY ONLY)
                             (DOLLARS IN THOUSANDS)

                                                                   SUCCESSOR (1)     PREDECESSOR
                                                                   --------------  -------------
                                                                            DECEMBER 31,
                                                                   -----------------------------
                                                                       2000              1999
                                                                   -----------        ----------
                                                                    (Restated)
ASSETS
Investment in wholly owned subsidiary                                $  57,271        $ 332,797
Fixed maturities (amortized cost: 2000, $28,230, 1999, $6,002)          28,646            5,974
Publicly traded equity securities (cost: 2000, $44,074)                 49,366
Privately held securities (cost: 2000, $42,086)                         41,777
Securities held in escrow (amortized cost: 2000, $20,887)               20,970
Short-term investments                                                  75,746            3,252
Cash                                                                                      4,313
Other assets                                                             1,133              271
                                                                     ---------        ---------
     TOTAL ASSETS                                                    $ 274,909        $ 346,607
                                                                     =========        =========

LIABILITIES
Accounts payable and other liabilities                               $   2,610        $      93

SHAREHOLDERS' EQUITY
Preferred shares, $0.01 par value:
    50,000,000 shares authorized (none issued)
Common shares, $0.01 par value:
    200,000,000 shares authorized
    (issued: 2000, 12,708,818; 1999, 17,109,736)                           127              171
Additional paid-in capital                                             288,016          342,034
Deferred compensation under share award plan                              (341)            (317)
Retained earnings (deficit)                                            (33,626)         (22,175)
Less treasury shares at cost (1999, 21,766)                                                (387)
Accumulated other comprehensive income consisting of
unrealized appreciation of investments, net of income tax               18,123           27,188
                                                                     ---------        ---------
     TOTAL SHAREHOLDERS' EQUITY                                        272,299          346,514
                                                                     ---------        ---------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $ 274,909        $ 346,607
                                                                     =========        =========

(1) Refer to reorganization described in Note 1 of the notes accompanying the consolidated financial statements.

                                                                     SCHEDULE II

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT       (CONTINUED)

                              STATEMENT OF INCOME
                             (PARENT COMPANY ONLY)
                             (DOLLARS IN THOUSANDS)

                                              SUCCESSOR (1)                       PREDECESSOR
                                              -------------     -----------------------------------------------
                                                FOR THE           FOR THE
                                              PERIOD FROM       PERIOD FROM          YEAR              YEAR
                                              NOV. 8, 2000      JAN. 1, 2000         ENDED             ENDED
                                                   TO                TO             DECEMBER          DECEMBER
                                              DEC. 31, 2000     NOV. 7, 2000        31, 1999          31, 1998
                                              -------------     ------------       ----------        ----------
                                               (Restated)        (Restated)        (Restated)        (Restated)
REVENUES
Net investment income                           $  1,245          $  1,032          $    641          $   631
Net investment gains/(losses)                        (11)               (1)
Loss on sale of reinsurance
operations                                                            (442)
                                                --------          --------          --------          -------
Total revenues                                     1,234               589               641              631

OPERATING COSTS AND EXPENSES
Operating expenses                                   502               794               485              513
                                                --------          --------          --------          -------

Income before income tax expense                     732              (205)              156              118

Income tax expense                                                     (67)               55               41
                                                --------          --------          --------          -------

Net income before equity in
earnings in subsidiaries, investee
company and cumulative effect of
accounting change                                    732              (138)              101               77
Equity in net income (loss) of
wholly owned subsidiary                           (8,950)              563           (35,725)           2,775
Equity in net income (loss) of investee             (219)
Cumulative effect of accounting
change                                                                                   (12)
                                                --------          --------          --------          -------
Net income (loss)                                 (8,437)              425           (35,636)           2,852

OTHER COMPREHENSIVE INCOME
(LOSS), NET OF TAX

Change in net unrealized
depreciation of investments, net of
tax                                               14,573           (22,893)          (20,595)          (7,466)
                                                --------          --------          --------          -------

COMPREHENSIVE INCOME (LOSS)                     $  6,136          ($22,468)         ($56,231)         ($4,614)
                                                ========          ========          ========          =======

(1) Refer to reorganization described in Note 1 of the notes accompanying the consolidated financial statements.

                                                                     SCHEDULE II

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT       (CONTINUED)

                            STATEMENT OF CASH FLOWS
                             (PARENT COMPANY ONLY)
                                 (IN THOUSANDS)

                                                        SUCCESSOR (1)                       PREDECESSOR
                                                        -------------     -----------------------------------------------
                                                          FOR THE           FOR THE
                                                        PERIOD FROM       PERIOD FROM          YEAR              YEAR
                                                        NOV. 8, 2000      JAN. 1, 2000         ENDED             ENDED
                                                             TO                TO             DECEMBER          DECEMBER
                                                        DEC. 31, 2000     NOV. 7, 2000        31, 1999          31, 1998
                                                        -------------     ------------       ----------        ----------
                                                         (Restated)        (Restated)        (Restated)        (Restated)
OPERATING ACTIVITIES
Net income (loss)                                         ($ 8,437)         $    425          ($35,636)         $ 2,852
Adjustments to reconcile net income (loss) to ...

       Equity in net (income) loss of wholly
       owned subsidiary                                      8,950              (563)           35,725           (2,775)
       Net investment (gains)/losses                            11                 1
       Net change in other assets and liabilities            2,243             7,109               137              225
                                                          --------          --------          --------          -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                    2,767             6,972               226              302

INVESTING ACTIVITIES:
  Purchases of fixed maturities                            (14,007)           (3,500)           (3,000)          (4,999)
  Sales of fixed maturities                                 16,012             4,000             5,000            4,000
  Net change in short-term investments                      (4,772)           (3,077)           (2,036)           1,005
                                                          --------          --------          --------          -------
NET CASH PROVIDED BY (USED FOR) INVESTING
ACTIVITIES                                                  (2,767)           (2,577)              (36)               6

FINANCING ACTIVITIES:
  Common shares issued                                                         1,343               156              716
  Purchase of treasury shares                                                  3,430              (103)             (86)
  Other equity compensation                                                     (120)
  Common shares issued to Directors                                                                (90)
  Deferred compensation on restricted shares                                  (1,122)              117             (296)
  Amortization of deferred compensation
  collected                                                                                        628            1,302
                                                          --------          --------          --------          -------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                      3,531               708            1,636

Increase in cash                                                 0             7,926               898            1,944
Cash at beginning of period                                      0             4,313             3,415            1,471
                                                          --------          --------          --------          -------
Cash at end of period                                     $      0          $ 12,239          $  4,313          $ 3,415
                                                          ========          ========          ========          =======

(1) Refer to reorganization described in Note 1 of the notes accompanying the consolidated financial statements.

                                                                    SCHEDULE III

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                      SUPPLEMENTARY INSURANCE INFORMATION
                                 (IN THOUSANDS)

                                            FUTURE
                                            POLICY
                                           BENEFITS,
                             DEFERRED       LOSSES,
                              POLICY       CLAIMS AND                                      NET
                            ACQUISITION      CLAIMS        UNEARNED         PREMIUM     INVESTMENT
                               COSTS        EXPENSES       PREMIUMS         REVENUE       INCOME
                            -----------    ----------      --------         -------     ----------
DECEMBER 31, 2000
  Property-Casualty                                                        $ 60,352       $15,923
  Accident and Health                                                        27,128
  Unearned premium
  portfolio transfer and
  assumption
                               -------       --------       --------       --------       -------
         Total                      --             --             --       $ 87,530       $15,923
                               -------       --------       --------       --------       -------

DECEMBER 31, 1999
  Property-Casualty            $23,585       $277,271       $ 98,133       $261,029       $20,173
  Accident and Health                          31,358                        50,339
                               -------       --------       --------       --------       -------
         Total                 $23,585       $308,629       $ 98,133       $311,368       $20,173
                               =======       ========       ========       ========       =======

DECEMBER 31, 1998
  Property-Casualty            $23,515       $186,189       $102,775       $206,194       $15,687
  Accident and Health
                               -------       --------       --------       --------       -------
         Total                 $23,515       $186,189       $102,775       $206,194       $15,687
                               =======       ========       ========       ========       =======

                             BENEFITS,   AMORTIZATION
                              CLAIMS,     OF DEFERRED
                            LOSSES AND      POLICY        OTHER
                            SETTLEMENT    ACQUISITION    OPERATING      PREMIUMS
                             EXPENSES        COSTS       EXPENSES        WRITTEN
                            ----------    -----------    ---------      --------
DECEMBER 31, 2000
  Property-Casualty          $ 56,600       $18,996       $ 7,953       $  56,316
  Accident and Health          19,663         7,760                        25,987
  Unearned premium
  portfolio transfer and
  assumption                                                              (92,907)
                             --------       -------       -------       ---------
         Total               $ 76,263       $26,756       $ 7,953      ($  10,604)
                             --------       -------       -------       ---------

DECEMBER 31, 1999
  Property-Casualty          $267,622       $64,279       $14,816       $ 256,388
  Accident and Health          38,219        16,261                        50,338
                             --------       -------       -------       ---------
         Total               $305,841       $80,540       $14,816       $ 306,726
                             ========       =======       =======       =========

DECEMBER 31, 1998
  Property-Casualty          $176,125       $50,537       $16,452       $ 234,735
  Accident and Health
                             --------       -------       -------       ---------
         Total               $176,125       $50,537       $16,452       $ 234,735
                             ========       =======       =======       =========

                                                                     SCHEDULE IV

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                                  REINSURANCE
                                 (IN THOUSANDS)

                                                           ASSUMED                        PERCENTAGE
                                            CEDED TO        FROM                           OF AMOUNT
                                GROSS        OTHER          OTHER              NET        ASSUMED TO
                                AMOUNT     COMPANIES      COMPANIES          AMOUNT           NET
                                ------     ---------      ---------          ------       ----------
DECEMBER 31, 2000
Premiums Written:
   Property and Casualty                    $19,731       $  76,047        $  56,316        135.0%
   Accident and Health                                       25,987           25,987        100.0%
   Unearned premium
   portfolio transfer and
   assumption                                               (92,907)         (92,907)
                                -----       -------       ---------        ---------        -----
       Total                                $19,731       $   9,127       ($  10,604)         N/M
                                =====       =======       =========        =========        =====

DECEMBER 31, 1999
Premiums Written:
   Property and Casualty                    $80,122       $ 336,510        $ 256,388        131.3%
   Accident and Health                                       50,338           50,338        100.0%
                                -----       -------       ---------        ---------        -----
       Total                                $80,122       $ 386,848        $ 306,726        126.1%
                                =====       =======       =========        =========        =====

DECEMBER 31, 1998
Premiums Written:
   Property and Casualty                    $25,831       $ 260,566        $ 234,735        111.0%
   Accident and Health
                                -----       -------       ---------        ---------        -----
       Total                                $25,831       $ 260,566        $ 234,735        111.0%
                                =====       =======       =========        =========        =====

                                  EXHIBIT INDEX

Exhibit
Number                               Description
-------                              -----------

3.1        Memorandum of Association of Arch Capital Group Ltd. ("ACGL")(a)
3.2        Bye-Laws of ACGL(a)
4.1        Specimen Common Share Certificate(s)
4.2.1 Class A Common Share Purchase Warrants issued to Marsh & McLennan Risk Capital Holdings, Ltd. ("MMRCH") on September 19, 1995(b) and September 28, 1995(c)
4.2.2 Class A Common Share Purchase Warrants issued to The Trident Partnership, L.P. ("Trident") on September 19, 1995(b) and September 28, 1995(c)
4.2.3 Class A Common Share Purchase Warrants issued to Taracay Investors ("Taracay") on September 19, 1995(b) and September 28, 1995(c)
4.3 Class B Common Share Purchase Warrants issued to MMRCH on September 19, 1995(b) and September 28, 1995(c)
10.1.1     Amended and Restated Subscription Agreement, between ACGL and
           Trident(b)
10.1.2 Amendment, dated October 31, 2000, to Subscription Agreement, dated as of June 28, 1995, between ACGL and Trident(d)
10.2.1     Amended and Restated Subscription Agreement, between ACGL and
           MMRCH(b)
10.2.2 Amendment, dated October 31, 2000, to Subscription Agreement, dated as of June 28, 1995, between ACGL and MMRCH(d)
10.3       Amended and Restated Subscription Agreement, between ACGL and
           Taracay(b)
10.4.1 Investment Advisory Agreement, between ACGL and MMC Capital, Inc. ("MMC Capital")(b)
10.4.2 Investment Advisory Agreement, between Arch Reinsurance Company (formerly known as Risk Capital Reinsurance Company, "Arch Re") and MMC Capital(b)
10.5.1 Sublease Agreement, dated as of March 18, 1996, between Arch Re and Coca-Cola Bottling Company of New York, Inc. ("Coca-Cola") (b)
10.5.2 Sublease Amendment Agreement and Consent, dated as of November 11, 1997, between Arch Re and Coca-Cola(e)
10.5.3 Sub-Sublease Agreement, dated as of March 18, 1996, between Arch Re and MMC Capital(f)
10.5.4     Amendment to Sub-Sublease Agreement, between Arch Re and MMC
           Capital(q)
10.6.1 Tax Sharing Agreement, between Arch Capital Group (U.S.) Inc. ("Arch-U.S.") and Arch Re (amended)(e)
10.6.2     Addition of Cross River Insurance Company to Tax Sharing Agreement(g)
10.6.3     Addition of Hales & Company Inc. ("Hales") to Tax Sharing
           Agreement(s)
10.7.1     ACGL 1999 Long Term Incentive and Share Award Plan(h)+
10.7.2 ACGL 1995 Long Term Incentive and Share Award Plan (the "1995 Stock Plan")(b)+
10.7.3     First Amendment to the 1995 Stock Plan(c) +
10.7.4     Restricted Share Agreements--Executive Officers(i) +
10.7.5     Restricted Share Agreement--Peter A. Appel--April 24, 2000 grant(j)+
10.7.6 Restricted Share Agreements--Robert Clements--May 5, 2000 grants(j) and January 1, 2001 grant(s)

10.7.7 Stock Option Agreements--Executive Officers--1995 and 1996 grants,(i) 1997 and 1998 grants(g) and 2000 grants(j)+
10.7.8 Stock Option Agreements--Robert Clements--1996 grant,(i) 1997 grant(e) and 1998 grant(g)
10.7.9 Amendments to Stock Option Agreements--Robert Clements (dated March 22, 2000)(j) and Executive Officers+ and Directors (dated May 5,
           2000)(s)
10.7.10 Stock Option Agreements--Non-Employee Directors--1996 and 1997 annual grants,(c) 1998 annual grants,(e) 1999 annual grants, (g) 2000 annual grants(k) and 2001 annual grants(s)
10.7.11    Stock Option Agreements--Non-Employee Directors--initial grants(g)
           (k)
10.8.1 Retention and Change in Control Agreement, dated as of May 5, 2000, between ACGL and Robert Clements(l)
10.8.2 Change in Control Agreement, dated as of May 5, 2000, between ACGL and Peter A. Appel(l)+
10.8.3     Employment Agreement dated as of June 9, 2000 between ACGL and Debra
           M. O'Connor(l)+
10.8.4 Employment and Change in Control Agreement, dated as of May 5, 2000, between ACGL and Louis T. Petrillo(l)+
10.8.5     Assumption of Change in Control Agreements(s)
10.9       ACGL 1995 Employee Stock Purchase Plan(r)+
10.10.1    Arch Re Money Purchase Pension Plan (the "Pension Plan")(b) +
10.10.2 Amendment and Restatement of the Adoption Agreement relating to the Pension Plan(c)+
10.10.3    Amendment to the Adoption Agreement relating to the Pension Plan(g)+
10.11.1    Arch Re Employee Savings Plan (the "Savings Plan")(b)+
10.11.2 Amendment and Restatement of the Adoption Agreement relating to the Savings Plan(c)+
10.11.3    Amendment to the Adoption Agreement relating to the Savings Plan(g)+
10.12.1 Arch Re Executive Supplemental Non-Qualified Savings and Retirement Plan (the "Supplemental Plan") and related Trust Agreement(b)+
10.12.2 Amendment No. 1 to the Adoption Agreement relating to the Supplemental Plan(c)+
10.12.3 Amendment No. 2 to the Adoption Agreement relating to the Supplemental Plan(g)+
10.13 Asset Purchase Agreement, dated as of January 10, 2000, among Arch-U.S., Folksamerica Holding Company, Inc. ("FHC") and Folksamerica Reinsurance Company ("FRC")(m)
10.14 Transfer and Assumption Agreement, dated May 5, 2000, between Arch Re and FRC(n)
10.15 Escrow Agreement, dated December 28, 2000, among ACGL, FHC, FRC and the Escrow Agent(s)
10.16 Agreement, dated May 5, 2000, among Arch-U.S., Arch Re, FHC and FRC regarding Aviation Business(n)
10.17 Agreement and Plan of Merger, dated as of September 25, 2000, among Arch-U.S., ACGL, The Arch Purpose Trust and Arch Merger Corp.(a)
10.18 Asset Purchase Agreement, dated as of October 31, 2000, among Arch-U.S., Hales Capital Advisors, LLC, its members and Hales(o)
10.19 Reorganization Agreement, dated as of December 31, 2000, among ACGL, American Independent Insurance Holding Company and other signatories thereto(p)
10.20 Stock Repurchase Agreement, dated January 17, 2000, among ACGL, Arch Re and XL Capital Ltd(m)

10.21 Form of Voting and Disposition Agreement, among Arch-U.S., Arch Re and XL Capital Ltd(m)
21         Subsidiaries of Registrant(s)
23         Consent of PricewaterhouseCoopers (filed herewith)
24         Powers of Attorney(s)

----------

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

(s) Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the SEC on April 2, 2001, and incorporated by reference.

+ A management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.