Form 10-Q/A
period 2001-03-31
ARCH CAPITAL GROUP LTD
filed 2001-08-10
CIK 947484

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

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

Yes      X          No
      ------            ------

Indicate the number of shares outstanding of each of the issuer's classes of common shares.

              CLASS                      OUTSTANDING AT JUNE 30, 2001
              -----                      ----------------------------
   Common Shares, $.01 par value                   12,863,079


================================================================================

                             ARCH CAPITAL GROUP LTD.

                                      INDEX

                                                                                             PAGE NO.
                                                                                           -------------
PART I.  FINANCIAL INFORMATION

ITEM 1 -- CONSOLIDATED FINANCIAL STATEMENTS

            Review Report of Independent Accountants                                            1

            Consolidated Balance Sheet                                                          2
              March 31, 2001 and December 31, 2000

            Consolidated Statement of Income                                                    3
              For the three month periods ended March 31, 2001 and 2000

            Consolidated Statement of Shareholders' Equity and Comprehensive Income             4
              For the three month periods ended March 31, 2001 and 2000

            Consolidated Statement of Cash Flows                                                5
              For the three month periods ended March 31, 2001 and 2000

            Notes to Consolidated Financial Statements                                          6

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS                                                           20

ITEM 3-- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                             26

PART II.  OTHER INFORMATION

ITEM 1-- LEGAL PROCEEDINGS                                                                      27

ITEM 6-- EXHIBITS AND REPORTS ON FORM 8-K                                                       27

RESTATEMENT

         The purpose of this Form 10-Q/A is to restate the first quarter 2001 and 2000 financial statements and related disclosures of Arch Capital Group Ltd. (the "Company") to reflect the following:

         On June 22, 2001, the Company completed its acquisition of all of the remaining ownership interests in one of its investee companies, Arch Risk Transfer Services Ltd. ("ART Services"), formerly known as Altus Holdings, Ltd. After the Company's acquisition of its initial 27.9% ownership interest in ART Services in March 1998, the investment was carried at its estimated fair value from the initial purchase through March 31, 2001 in accordance with generally accepted accounting principles. The Company accounted for its initial interest in ART Services under "fair value" because the Company did not have the ability to exercise significant influence over this investment due to the Company's limited voting and consent rights. Upon the closing of the Company's acquisition of ART Services, the Company was required under generally accepted accounting principles governing a "step acquisition" of an investee company to retroactively adopt the equity method of accounting for its original 27.9% ownership interest in ART Services for the periods prior to the acquisition and to restate its historical financial results. The required change to the equity method of accounting for this investment resulted in a reduction in the Company's book value at March 31, 2001 in the amount of $3.1 million, or $0.24 per share and decreased net income by $148,000, or $0.01 per share, for the 2001 first quarter. Restating net income previously reported for the 2000 first quarter resulted in an increase in net income of $1.9 million, or $0.13 per share.

         The principal effects of these changes on the March 31, 2001 and 2000 financial statements are presented below and in note 4 of the notes accompanying the consolidated financial statements.

                                                        THREE MONTHS ENDED                     THREE MONTHS ENDED
                                                           MARCH 31, 2001                         MARCH 31, 2000
                                                -----------------------------------    ------------------------------------
                                                      AS           AS PREVIOUSLY              AS             AS PREVIOUSLY
                                                   RESTATED           REPORTED             RESTATED            REPORTED
                                                ---------------    ----------------    -----------------    ---------------
Net investment gains (losses)                        $9,004              $9,004              $32,473            $29,300
Equity in net income (loss) of investees                888               1,036                 (220)                46
Income before income taxes                           11,299              11,447               21,350             18,443
Income tax expense                                    3,306               3,306               13,653             12,635
Net income                                           $7,993              $8,141               $7,697             $5,808

Basic and diluted net income (loss) per
share                                                 $0.63               $0.64                $0.50              $0.37

         For purposes of this Form 10-Q/A, and in accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, the Company has amended and restated in its entirety each item of the 2001 first quarter Form 10-Q which has been affected by the restatement. In order to preserve the nature and character of the disclosures originally set forth in the 2001 first quarter Form 10-Q filed on May 15, 2001, this Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q, or modify or update those disclosures in any way, except as required to reflect the effects of the restatement.

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

As discussed in Note 4, the accompanying consolidated financial statements have been restated.

/s/ PricewaterhouseCoopers

Hamilton, Bermuda
May 14, 2001, except as to
Note 4, which is as of August 6, 2001

                                          ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                                                 CONSOLIDATED BALANCE SHEET
                                              (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                   (UNAUDITED)
                                                                                     MARCH 31,              DECEMBER 31,
                                                                                       2001                    2000
                                                                                 ------------------      ------------------
                                                                                    (Restated)              (Restated)
ASSETS
Investments:
Fixed maturities (amortized cost:  2001, $90,678; 2000, $37,849)                         $90,400                 $38,475
Publicly traded equity securities (cost:  2001, $16,859; 2000, $24,987)                   28,224                  51,322
Privately held securities (cost:  2001, $49,274; 2000 $57,913)                            49,027                  56,418
Securities held in escrow (amortized cost:  2001, $21,105; 2000, $20,887)                 21,373                  20,970
Short-term investments                                                                    72,421                  97,387
                                                                                 ------------------      ------------------
Total investments                                                                        261,445                 264,572
                                                                                 ------------------      ------------------

Cash                                                                                      20,290                  11,481
Accrued investment income                                                                  2,405                   1,432
Premiums receivable                                                                       39,459
Unpaid claims and claims expenses recoverable                                             34,520
Prepaid reinsurance premiums                                                              31,735
Reinsurance balances receivable                                                            9,654
Goodwill                                                                                  20,381                   6,111
Deferred income tax asset                                                                  7,980                   8,192
Deferred policy acquisition costs                                                          2,485
Other assets                                                                               6,829                   4,119
                                                                                 ------------------      ------------------
TOTAL ASSETS                                                                            $437,183                $295,907
                                                                                 ==================      ==================

LIABILITIES
Claims and claims expenses                                                               $53,413
Unearned premiums                                                                         44,133
Reinsurance balances payable                                                              34,282
Reserve for contingent loss of escrowed assets                                            15,000                 $15,000
Investment accounts payable                                                                5,792
Other liabilities                                                                         15,135                   8,608
                                                                                 ------------------      ------------------
TOTAL LIABILITIES                                                                        167,755                  23,608
                                                                                 ------------------      ------------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred shares, $.01 par value:
50,000,000 shares authorized (none issued)
Common shares, $.01 par value:
200,000,000 shares authorized
(issued:  2001, 12,831,860; 2000, 12,708,818)                                                128                     127
Additional paid-in capital                                                               289,877                 288,016
Deferred compensation under share award plan                                              (1,594)                   (341)
Retained earnings (deficit)                                                              (25,633)                (33,626)
Less treasury shares, at cost (2001, 2,981)                                                  (48)
Accumulated other comprehensive income consisting of unrealized
appreciation of investments, net of income tax                                             6,698                  18,123
                                                                                 ------------------      ------------------
TOTAL SHAREHOLDERS' EQUITY                                                               269,428                 272,299
                                                                                 ------------------      ------------------
Total Liabilities & Shareholders' Equity                                                $437,183                $295,907
                                                                                 ==================      ==================
                                       See Notes to Consolidated Financial Statements


                              ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENT OF INCOME
                                 (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                       (UNAUDITED)
                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                        ------------------------------------------
                                                              2001                    2000
                                                        ------------------      ------------------
                                                           (Restated)              (Restated)
REVENUES
Net premiums written                                             $2,837                 $52,889
(Increase) decrease in unearned premiums                         (1,204)                  5,273
                                                        ------------------      ------------------
Net premiums earned                                               1,633                  58,162
Net investment income                                             3,160                   5,290
Net investment gains                                              9,004                  32,473
Equity in net income (loss) of investees                            888                    (220)
Fee income                                                        1,715
Net commission income                                               482
                                                        ------------------      ------------------
TOTAL REVENUES                                                   16,882                  95,705

EXPENSES
Claims and claims expenses                                        1,545                  53,875
Commissions and brokerage                                                                16,753
Other operating expenses                                          4,038                   2,568
Foreign exchange loss                                                                     1,159
                                                        ------------------      ------------------
TOTAL EXPENSES                                                    5,583                  74,355

INCOME BEFORE INCOME TAXES                                       11,299                  21,350

Federal income taxes:
Current                                                             201                     264
Deferred                                                          3,105                  13,389
                                                        ------------------      ------------------
Income tax expense                                                3,306                  13,653
                                                        ------------------      ------------------

NET INCOME                                                       $7,993                  $7,697
                                                        ==================      ==================

AVERAGE SHARES OUTSTANDING
Basic                                                        12,786,631              15,517,163
Diluted                                                      12,792,448              15,518,341

Basic and diluted net income per share                            $0.63                   $0.50
                        See Notes to Consolidated Financial Statements

                                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                                 (IN THOUSANDS)

                                                                                               (UNAUDITED)
                                                                                           THREE MONTHS ENDED,
                                                                                                MARCH 31,
                                                                                         ----------------------
                                                                                            2001        2000
                                                                                         ----------  ----------
                                                                                         (Restated)  (Restated)
COMMON SHARES
Balance at beginning of year                                                             $     127    $     171
Common shares issued                                                                             1
                                                                                         ----------  ----------
Balance at end of period                                                                       128          171
                                                                                         ----------  ----------

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of year                                                               288,016      342,034
Common shares issued                                                                         1,861          (22)
                                                                                         ----------  ----------
Balance at end of period                                                                   289,877      342,012
                                                                                         ----------  ----------

DEFERRED COMPENSATION UNDER SHARE AWARD PLAN
Balance at beginning of year                                                                  (341)        (317)
Restricted common shares (issued) cancelled                                                 (1,612)          22
Compensation expense recognized                                                                359           71
                                                                                         ----------  ----------
Balance at end of period                                                                    (1,594)        (224)
                                                                                         ----------  ----------

RETAINED EARNINGS (DEFICIT)
Balance at beginning of year, as previously reported                                       (30,916)     (22,175)
Adjustment to retroactively adopt the equity method of accounting
for the original investment in ART Services                                                 (2,710)      (3,439)
                                                                                         ----------  ----------
Balance at beginning of year, as adjusted                                                  (33,626)     (25,614)
Net income (loss)                                                                            7,993        7,697
                                                                                         ----------  ----------
Balance at end of period                                                                   (25,633)     (17,917)
                                                                                         ----------  ----------

TREASURY SHARES, AT COST
Balance at beginning of year                                                                               (387)
Purchase of treasury shares                                                                    (48)     (59,210)
                                                                                         ----------  ----------
Balance at end of period                                                                       (48)     (59,597)
                                                                                         ----------  ----------

ACCUMULATED OTHER COMPREHENSIVE INCOME
UNREALIZED APPRECIATION OF INVESTMENTS, NET OF INCOME TAX
Balance at beginning of year, as previously reported                                        18,432       27,188
Adjustment to retroactively adopt the equity method of accounting
for the original investment in ART Services                                                   (309)        (745)
                                                                                         ----------  ----------
Balance at beginning of year, as adjusted                                                   18,123       26,443
Change in unrealized appreciation (depreciation)                                           (11,425)     (43,930)
                                                                                         ----------  ----------
Balance at end of period                                                                     6,698      (17,487)
                                                                                         ----------  ----------

TOTAL SHAREHOLDERS' EQUITY                                                               $ 269,428    $ 246,958
                                                                                         ==========   ==========

COMPREHENSIVE INCOME (LOSS)
  Net income                                                                             $   7,993    $   7,697
  Other comprehensive income, net of tax
    Unrealized appreciation (depreciation) of investments:
      Unrealized holding gains (losses) arising during period                               (5,273)     (22,823)
      Less: reclassification adjustment for net realized gains included in net income       (6,152)     (21,107)
                                                                                         ----------  ----------
  Other comprehensive income (loss)                                                        (11,425)     (43,930)
                                                                                         ----------  ----------
Comprehensive Income (Loss)                                                              ($  3,432)   ($ 36,233)
                                                                                         ==========   ==========
                                 See Notes to Consolidated Financial Statements

                            ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENT OF CASH FLOWS
                                         (IN THOUSANDS)

                                                                              (UNAUDITED)
                                                                          THREE MONTHS ENDED,
                                                                                MARCH 31,
                                                                        -----------------------
                                                                           2001         2000
                                                                        ----------   ----------
                                                                        (Restated)   (Restated)
OPERATING ACTIVITIES
Net income                                                              $   7,993    $   7,697
  Adjustments to reconcile net income
  to net cash provided by operating activities:
   Liability for claims and claims expenses                                   236       13,743
   Unearned premiums                                                        2,771       (5,274)
   Premiums receivable                                                     (2,478)       3,949
   Accrued investment income                                                 (820)         790
   Reinsurance recoverables                                                (1,542)      (6,645)
   Reinsurance balances payable                                             1,103        1,377
   Deferred policy acquisition costs                                         (241)       1,300
   Net investment (gains)/losses                                           (9,004)     (29,300)
   Deferred income tax asset                                                  213       12,371
   Other liabilities                                                       (1,820)      (3,092)
   Other items, net                                                         3,895          390
                                                                        ----------   ----------
NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES                          306       (2,694)
                                                                        ----------   ----------

INVESTING ACTIVITIES
Purchases of fixed maturity investments                                   (46,708)     (83,092)
Sales of fixed maturity investments                                        13,117      136,903
Purchases of equity securities                                                         (12,119)
Sales of equity securities                                                 17,986       26,331
Net (purchases)/sales of short-term investments                            23,954      (66,982)
Sale or disposal (purchases) of furniture and equipment                       (22)           6
Acquisition of American Independent Insurance Holding Company, net of
     cash acquired                                                            224
                                                                        ----------   ----------
NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES                        8,551        1,047
                                                                        ----------   ----------

FINANCING ACTIVITIES
Common shares issued                                                        1,862          (22)
Purchase of treasury shares                                                   (48)       3,637
Deferred compensation on restricted shares                                 (1,612)          22
Other equity compensation                                                    (250)
                                                                        ----------   ----------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                          (48)       3,637
                                                                        ----------   ----------

Increase in cash                                                            8,809        1,990
Cash beginning of year                                                     11,481        9,457
                                                                        ----------   ----------
CASH END OF PERIOD                                                      $  20,290    $  11,447
                                                                        ==========   ==========
                         See Notes to Consolidated Financial Statements

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

2.     GENERAL

       The interim consolidated financial statements have been prepared in conformity with generally accepted accounting principles ("GAAP") in the United States and include the accounts of ACGL, Arch-U.S., Hales & Company Inc. ("Hales"), American Independent Insurance Holding Company ("AIHC"), Arch Re and Cross River Insurance Company ("Cross River"). All intercompany transactions and balances have been eliminated in consolidation. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the accompanying interim consolidated financial statements reflect all adjustments necessary (consisting of normal recurring accruals) for a fair presentation of results on an interim basis. These consolidated financial statements should be read in conjunction with the 2000 consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2000.

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.     RECLASSIFICATIONS

       Certain amounts in the 2000 consolidated financial statements have been reclassified to conform to the 2001 presentation. Such reclassifications had no effect on the Company's net income, shareholders' equity or cash flows.

4.     RESTATEMENT

       On June 22, 2001, the Company completed its acquisition of all of the remaining ownership interests in one of its investee companies, Arch Risk Transfer Services Ltd. ("ART Services"), formerly known as Altus Holdings, Ltd. After the Company's acquisition of its initial 27.9% ownership interest in ART Services in March 1998, the investment was carried at its estimated fair value from the initial purchase through March 31, 2001 in accordance with generally accepted accounting principles. The Company accounted for its initial interest in ART Services under "fair value" because the Company did not have the ability to exercise significant influence over this investment due to the Company's limited voting and consent rights. Upon the closing of the Company's acquisition of ART Services, the Company was required under generally accepted accounting principles governing a "step acquisition" of an investee company to retroactively adopt the equity method of accounting for its original 27.9% ownership interest in ART Services for the periods prior to the acquisition and to restate its historical financial results. Such restatement resulted in a reduction in the Company's book value at March 31, 2001 in the amount of $3.1 million, or $0.24 per share and decreased net income by $148,000, or $0.01 per share, for the 2001 first quarter. Restating net income previously reported for the 2000 first quarter resulted in an increase in net income of $1.9 million, or $0.13 per share.

       The effects of these changes on the accompanying financial statements are set forth below.

                                          ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.     RESTATEMENT (CONT'D.)


CONSOLIDATED BALANCE SHEET:                                                                   MARCH 31, 2001
                                                                                 ------------------------------------------
(IN THOUSANDS, EXCEPT SHARE DATA)                                                       AS                 AS PREVIOUSLY
                                                                                     RESTATED                REPORTED
                                                                                 ------------------      ------------------
ASSETS
Investments:
Fixed maturities (amortized cost:  $90,678)                                              $90,400                 $90,400
Publicly traded equity securities (cost:  $16,859)                                        28,224                  28,224
Privately held securities (cost:  restated, $49,274; original, $52,132)                   49,027                  52,080
Securities held in escrow (amortized cost:  $21,105)                                      21,373                  21,373
Short-term investments                                                                    72,421                  72,421
                                                                                 ------------------      ------------------
Total investments                                                                        261,445                 264,498
                                                                                 ------------------      ------------------

Cash                                                                                      20,290                  20,290
Accrued investment income                                                                  2,405                   2,405
Premiums receivable                                                                       39,459                  39,459
Unpaid claims and claims expenses recoverable                                             34,520                  34,520
Prepaid reinsurance premiums                                                              31,735                  31,735
Reinsurance balances receivable                                                            9,654                   9,654
Goodwill                                                                                  20,381                  20,381
Deferred income tax asset                                                                  7,980                   7,980
Deferred policy acquisition costs                                                          2,485                   2,485
Other assets                                                                               6,829                   6,829
                                                                                 ------------------      ------------------
TOTAL ASSETS                                                                            $437,183                $440,236
                                                                                 ==================      ==================

LIABILITIES
Claims and claims expenses                                                               $53,413                 $53,413
Unearned premiums                                                                         44,133                  44,133
Reinsurance balances payable                                                              34,282                  34,282
Reserve for contingent loss of escrowed assets                                            15,000                  15,000
Investment accounts payable                                                                5,792                   5,792
Other liabilities                                                                         15,135                  15,135
                                                                                 ------------------      ------------------
TOTAL LIABILITIES                                                                        167,755                 167,755
                                                                                 ------------------      ------------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred shares, $.01 par value:
50,000,000 shares authorized (none issued)
Common shares, $.01 par value:
200,000,000 shares authorized
(issued:  12,831,860)                                                                        128                     128
Additional paid-in capital                                                               289,877                 289,877
Deferred compensation under share award plan                                              (1,594)                 (1,594)
Retained earnings (deficit)                                                              (25,633)                (22,775)
Less treasury shares, at cost (2,981 shares)                                                 (48)                    (48)
Accumulated other comprehensive income consisting of unrealized
appreciation of investments, net of income tax                                             6,698                   6,893
                                                                                 ------------------      ------------------
TOTAL SHAREHOLDERS' EQUITY                                                               269,428                 272,481
                                                                                 ------------------      ------------------
Total Liabilities & Shareholders' Equity                                                $437,183                $440,236
                                                                                 ==================      ==================

                                          ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



4.     RESTATEMENT (CONT'D.)

CONSOLIDATED BALANCE SHEET:                                                                  DECEMBER 31, 2000
                                                                                 ------------------------------------------
(IN THOUSANDS, EXCEPT SHARE DATA)                                                       AS                 AS PREVIOUSLY
                                                                                     RESTATED                REPORTED
                                                                                 ------------------      ------------------
ASSETS
Investments:
Fixed maturities (amortized cost:  $37,849)                                              $38,475                 $38,475
Publicly traded equity securities (cost:  $24,987)                                        51,322                  51,322
Privately held securities (cost:  restated, $57,913; original, $60,623)                   56,418                  59,437
Securities held in escrow (amortized cost:  $20,887)                                      20,970                  20,970
Short-term investments                                                                    97,387                  97,387
                                                                                 ------------------      ------------------
Total investments                                                                        264,572                 267,591
                                                                                 ------------------      ------------------

Cash                                                                                      11,481                  11,481
Accrued investment income                                                                  1,432                   1,432
Premiums receivable
Unpaid claims and claims expenses recoverable
Prepaid reinsurance premiums
Reinsurance balances receivable
Goodwill                                                                                   6,111                   6,111
Deferred income tax asset                                                                  8,192                   8,192
Deferred policy acquisition costs
Other assets                                                                               4,119                   4,119
                                                                                 ------------------      ------------------
TOTAL ASSETS                                                                            $295,907                $298,926
                                                                                 ==================      ==================

LIABILITIES
Claims and claims expenses
Unearned premiums
Reinsurance balances payable
Reserve for contingent loss of escrowed assets                                           $15,000                 $15,000
Investment accounts payable
Other liabilities                                                                          8,608                   8,608
                                                                                 ------------------      ------------------
TOTAL LIABILITIES                                                                         23,608                  23,608
                                                                                 ------------------      ------------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred shares, $.01 par value:
50,000,000 shares authorized (none issued)
Common shares, $.01 par value:
200,000,000 shares authorized
(issued:  12,708,818)                                                                        127                     127
Additional paid-in capital                                                               288,016                 288,016
Deferred compensation under share award plan                                                (341)                   (341)
Retained earnings (deficit)                                                              (33,626)                (30,916)
Less treasury shares, at cost
Accumulated other comprehensive income consisting of unrealized
appreciation of investments, net of income tax                                            18,123                  18,432
                                                                                 ------------------      ------------------
TOTAL SHAREHOLDERS' EQUITY                                                               272,299                 275,318
                                                                                 ------------------      ------------------
Total Liabilities & Shareholders' Equity                                                $295,907                $298,926
                                                                                 ==================      ==================

                                          ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



4.     RESTATEMENT (CONT'D.)

CONSOLIDATED STATEMENT OF INCOME:                                                             MARCH 31, 2001
                                                                                 ------------------------------------------
(IN THOUSANDS, EXCEPT SHARE DATA)                                                       AS                 AS PREVIOUSLY
                                                                                     RESTATED                REPORTED
                                                                                 ------------------      ------------------
REVENUES
Net premiums written                                                                      $2,837                  $2,837
(Increase) decrease in unearned premiums                                                  (1,204)                 (1,204)
                                                                                 ------------------      ------------------
Net premiums earned                                                                        1,633                   1,633
Net investment income                                                                      3,160                   3,160
Net investment gains                                                                       9,004                   9,004
Equity in net income (loss) of investees                                                     888                   1,036
Fee income                                                                                 1,715                   1,715
Net commission income                                                                        482                     482
                                                                                 ------------------      ------------------
TOTAL REVENUES                                                                            16,882                  17,030

EXPENSES
Claims and claims expenses                                                                 1,545                   1,545
Commissions and brokerage
Other operating expenses                                                                   4,038                   4,038
Foreign exchange loss
                                                                                 ------------------      ------------------
TOTAL EXPENSES                                                                             5,583                   5,583

INCOME BEFORE INCOME TAXES                                                                11,299                  11,447

Federal income taxes:
Current                                                                                      201                     201
Deferred                                                                                   3,105                   3,105
                                                                                 ------------------      ------------------
Income tax expense                                                                         3,306                   3,306
                                                                                 ------------------      ------------------

NET INCOME                                                                                $7,993                  $8,141
                                                                                 ==================      ==================

AVERAGE SHARES OUTSTANDING
Basic                                                                                 12,786,631              12,786,631
Diluted                                                                               12,792,448              12,792,448

Basic and diluted net income per share                                                     $0.63                   $0.64

                                          ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



4.     RESTATEMENT (CONT'D.)

CONSOLIDATED STATEMENT OF INCOME:                                                             MARCH 31, 2000
                                                                                 ------------------------------------------
(IN THOUSANDS, EXCEPT SHARE DATA)                                                       AS                 AS PREVIOUSLY
                                                                                     RESTATED                REPORTED

                                                                                 ------------------      ------------------
REVENUES
Net premiums written                                                                     $52,889                 $52,889
(Increase) decrease in unearned premiums                                                   5,273                   5,273
                                                                                 ------------------      ------------------
Net premiums earned                                                                       58,162                  58,162
Net investment income                                                                      5,290                   5,290
Net investment gains                                                                      32,473                  29,300
Equity in net income (loss) of investees                                                    (220)                     46
Fee income
Net commission income
                                                                                 ------------------      ------------------
TOTAL REVENUES                                                                            95,705                  92,798

EXPENSES
Claims and claims expenses                                                                53,875                  53,875
Commissions and brokerage                                                                 16,753                  16,753
Other operating expenses                                                                   2,568                   2,568
Foreign exchange loss                                                                      1,159                   1,159
                                                                                 ------------------      ------------------
TOTAL EXPENSES                                                                            74,355                  74,355

INCOME BEFORE INCOME TAXES                                                                21,350                  18,443

Federal income taxes:
Current                                                                                      264                     264
Deferred                                                                                  13,389                  12,371
                                                                                 ------------------      ------------------
Income tax expense                                                                        13,653                  12,635
                                                                                 ------------------      ------------------

NET INCOME                                                                                $7,697                  $5,808
                                                                                 ==================      ==================

AVERAGE SHARES OUTSTANDING
Basic                                                                                 15,517,163              15,517,163
Diluted                                                                               15,518,341              15,518,341

Basic and diluted net income per share                                                     $0.50                   $0.37

5.     ACCOUNTING PRONOUNCEMENTS

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

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



6.     GOODWILL

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

7.     CONTINGENCIES RELATING TO SALE OF REINSURANCE OPERATIONS

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



7.     CONTINGENCIES RELATING TO SALE OF REINSURANCE OPERATIONS (CONT'D.)

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

8.     ACQUISITION

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

9.     EARNINGS PER SHARE DATA

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



9.       EARNINGS PER SHARE DATA (CONT'D.)

The following table sets forth the computation of basic and diluted earnings per share:

                                                                         (IN THOUSANDS, EXCEPT SHARE DATA)
                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                            2001                    2000
                                                                    ---------------------    --------------------
                                                                         (Restated)               (Restated)
        NET INCOME
        BASIC EARNINGS PER SHARE:
        Net income                                                               $7,993                 $7,697
        Divided by:
        Weighted average shares outstanding for the period                   12,786,631             15,517,163
        Basic earnings per share                                                  $0.63                  $0.50

        DILUTED EARNINGS PER SHARE:
        Net income                                                               $7,993                 $7,697
        Divided by:
        Weighted average shares outstanding for the period                   12,786,631             15,517,163
        Effect of dilutive securities:
             Warrants
             Employee stock options                                               5,817                  1,178
                                                                     --------------------     -------------------
        Total shares                                                         12,792,448             15,518,341
                                                                     ====================     ===================
        Diluted earnings per share                                                $0.63                  $0.50


10.    INVESTMENT INFORMATION

       Realized investment gains (losses) for the three month period ended March 31, 2001 consisted of the following:

                                                                      (IN THOUSANDS)
                                                                     THREE MONTHS ENDED
                                                                      MARCH 31, 2001
                                                       ----------------------------------------------
                                                                                             NET
                                                          GROSS             GROSS         REALIZED
                                                         REALIZED         REALIZED          GAINS
                                                          GAINS            LOSSES         (LOSSES)
                                                       -------------     ------------    ------------
         Fixed maturities                                       $53                              $53
         Publicly traded equity securities                    8,951                            8,951
         Privately held securities
                                                       -------------     ------------    ------------
         Total                                               $9,004                           $9,004
                                                       =============     ============    ============

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



10.    INVESTMENT INFORMATION (CONT'D.)

       The following table reconciles estimated fair value and carrying value to the amortized cost of fixed maturities and equity securities:

                                                                           (IN THOUSANDS)
                                                                           MARCH 31, 2001
                                          -------------------------------------------------------------------------------
                                            ESTIMATED
                                            FAIR VALUE
                                                AND                GROSS                GROSS
                                             CARRYING           UNREALIZED           UNREALIZED             AMORTIZED
                                               VALUE               GAINS               (LOSSES)               COST
                                          ---------------     ---------------      -----------------     ----------------
                                            (Restated)         (Restated)             (Restated)           (Restated)
  Fixed maturities                               $90,400             $1,666                ($1,944)             $90,678
  Publicly traded equity securities               28,224             12,213                   (848)              16,859
  Privately held securities                       49,027                                      (247)              49,274
  Securities held in escrow                       21,373                268                                      21,105
                                          ---------------     ---------------      -----------------     ----------------
  Total                                         $189,024            $14,147                ($3,039)            $177,916
                                          ===============     ===============      =================     ================

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

       At March 31, 2001, the Company's publicly traded equity securities and privately held securities were issued by insurance and reinsurance companies or companies providing services to the insurance industry. At such date, the publicly traded equity portfolio consisted of the following:

                                                                          (IN THOUSANDS)
                                                                          MARCH 31, 2001
                                          -------------------------------------------------------------------------------
                                            ESTIMATED
                                            FAIR VALUE
                                                AND                GROSS                GROSS
                                             CARRYING           UNREALIZED           UNREALIZED             AMORTIZED
                                               VALUE               GAINS               (LOSSES)               COST
                                          ---------------     ---------------      -----------------     ----------------
  COMMON STOCK:
  ACE Limited                                     $9,224             $2,908                                      $6,316
  XL Capital Ltd                                   7,987              4,403                                       3,584
  Farm Family Holdings, Inc.                       1,342                430                                         912
  Meadowbrook Insurance Group                        610                                     ($848)               1,458
  Renaissance Re                                   2,450              1,253                                       1,197
  Metropolitan Life Insurance Company              6,611              3,219                                       3,392
                                           --------------     ---------------         --------------     ----------------
           Total                                 $28,224            $12,213                  ($848)             $16,859
                                           ==============     ===============         ==============     ================

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



10.    INVESTMENT INFORMATION (CONT'D.)

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

       Privately held securities consisted of the following:

                                                                                            (IN THOUSANDS)
                                                                                   MARCH 31,             DECEMBER 31,
                                                                                     2001                    2000
                                                                              --------------------    -------------------
                                                                                  (Restated)              (Restated)
        CARRIED UNDER THE EQUITY METHOD:
        Arch Risk Transfer Services Ltd.                                            $12,947                 $12,981
        The ARC Group, LLC                                                            8,039                   8,468
        Arx Holding Corp.                                                             3,458                   3,514
        Island Heritage Insurance Company, Ltd.                                       4,575                   4,534
        New Europe Insurance Ventures                                                   705                     642
        Sunshine State Holding Corporation                                            2,140                   1,766
                                                                              --------------------    -------------------
             Sub-total                                                               31,864                  31,905
                                                                              --------------------    -------------------

        CARRIED AT FAIR VALUE:
        American Independent Insurance Holding Company                                                        7,350
        Distribution Investors, LLC                                                     100                     100
        GuideStar Health Systems, Inc.                                                  250                     250
        Stockton Holdings Limited                                                    10,000                  10,000
        Trident II, L.P.                                                              6,813                   6,813
                                                                              --------------------    -------------------
             Sub-total                                                               17,163                  24,513
                                                                              --------------------    -------------------
             Total                                                                  $49,027                 $56,418
                                                                              ====================    ===================

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



10.    INVESTMENT INFORMATION (CONT'D.)

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

       ARCH RISK TRANSFER SERVICES LTD.

       On March 23, 2001, the Company entered into a reorganization agreement for the acquisition of all of the remaining ownership interests in one of its current investee companies, Arch Risk Transfer Services Ltd. ("ART Services"), formerly known as Altus Holdings, Ltd., which provides insurance and alternative risk transfer services through rent-a-captive and other facilities. ART Services includes First American Insurance Company, an admitted insurer with licenses in 49 states and an A.M. Best rating of A-.

       The acquisition was completed on June 22, 2001. See Note 4 for further details on this acquisition.

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



11.    INCOME TAXES (CONT'D.)

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

                                                                                            (IN THOUSANDS)
                                                                                          THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                      2001                  2000
                                                                              -------------------   -------------------
                                                                                  (Restated)            (Restated)
        Income tax computed on pre-tax income                                           $3,955                $7,473
        Addition (reduction) in income tax resulting from:
             Valuation allowance                                                          (174)                6,285
             Write-off of deferred tax asset                                               251
             Tax-exempt investment income                                                                       (162)
             Dividend received deduction                                                   (15)                 (127)
             Foreign income, not subject to income tax                                    (787)
             Other                                                                          76                   184
                                                                              -------------------   -------------------
        Income tax expense on pre-tax income                                            $3,306               $13,653
                                                                              ===================   ===================

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

                                                                                        (IN THOUSANDS)
                                                                                MARCH 31,             DECEMBER 31,
                                                                                  2001                   2000
                                                                           --------------------    -------------------
        Deferred income tax assets:
             Net operating loss                                                      $12,900                $12,465
             AMT credit carryforward                                                     651                    651
             Net claim reserve discount                                                  856
             Net unearned premium reserve                                                868
             Unrealized loss on private equity                                           262                    262
             Unrealized loss on marketable securities                                    548                    606
             Compensation liabilities                                                     53                    250
               Net unrealized depreciation of investments                                262
             Other, net                                                                  805                     48
                                                                           --------------------    -------------------
        Total deferred tax assets                                                     17,205                 14,282
                                                                           --------------------    -------------------
        Deferred income tax liabilities:
             Equity in net income on investees, net                                     (549)                  (379)
             Deferred policy acquisition cost                                           (869)
             Net unrealized appreciation of investments                                                         (61)
                                                                           --------------------    -------------------
        Total deferred tax liabilities                                                (1,418)                  (440)
                                                                           --------------------    -------------------
        Valuation allowance                                                           (7,807)                (5,650)
                                                                           --------------------    -------------------
        Net deferred income tax asset                                                 $7,980                 $8,192
                                                                           ====================    ===================

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



11.    INCOME TAXES (CONT'D.)

       As of March 31, 2001, the Company has a deferred income tax valuation allowance of $7.8 million that adjusts the net deferred income tax asset to its estimated realizable value of approximately $8.0 million.

       The Company's U.S. subsidiaries have total net operating loss carryforwards of $36.9 million, substantially all of which expire between 2019 and 2020.

12.    SEGMENT INFORMATION

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

       SFAS No. 131 requires certain disclosures about operating segments in a manner that is consistent with how management evaluates the performance of the segment. As described below, the Company's two operating segments include insurance and merchant banking:

BUSINESS IDENTITY                                                  BUSINESS ACTIVITY
---------------------------------------------------------------    ---------------------------------------------------------
American Independent Insurance Holding Company                     Markets and underwrites nonstandard personal automobile
                                                                   liability and physical damage lines of insurance,
                                                                   primarily in Pennsylvania.

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

       On February 28, 2001, we completed a reorganization transaction pursuant to which we acquired all of the common stock of American Independent Insurance Holding Company ("AIHC"), one of our investee companies. AIHC, through its wholly owned subsidiary, American Independent Insurance Company, markets and underwrites nonstandard personal automobile liability and physical damage lines of insurance, primarily in Pennsylvania, as well as in Maryland and Delaware. On an ongoing basis we will determine the amount of the insurance premium produced by American Independent that will be retained by us and the amount of commission income we will capture through the purchase of reinsurance. For the year 2001, we will reinsure with third parties approximately 70% of American Independent's business and retain the remaining underwriting risk. See note 8 under the caption "Acquisition" of the notes accompanying our consolidated financial statements.

       ACQUISITION

       On March 23, 2001, we entered into a reorganization agreement for the acquisition of all of the remaining ownership interests in Arch Risk Transfer Services, Ltd. ("ART Services"), formerly known as Altus Holdings, Ltd., which provides insurance and alternative risk transfer services through rent-a-captive and other facilities. ART Services includes First American Insurance Company, an admitted insurer in 49 states with an A.M. Best rating of "A-." The acquisition was completed on June 22, 2001. See note 4 of the notes accompanying our consolidated financial statements for further details on this acquisition.

       RESTATEMENT

       Upon the closing of our acquisition of the remaining ownership interests in ART Services, we were required under generally accepted accounting principles governing a "step acquisition" of an investee company to retroactively adopt the equity method of accounting for our original 27.9% ownership interest in ART Services for the periods prior to the acquisition and to restate our historical financial results. As a result of this change, we have restated our first quarter 2001 and 2000 financial statements and related disclosures. The required change to the equity method of accounting for this investment resulted in a reduction in our book value at March 31, 2001 in the amount of $3.1 million, or $0.24 per share. See note 4 under the caption "Restatement" of the notes accompanying our consolidated financial statements.

       COMPANY INFORMATION

       At March 31, 2001, our consolidated shareholders' equity was $269.4 million. Our common shares are traded on the Nasdaq National Market under the symbol "ACGL." Our principal offices are located at Clarendon House, 2 Church Street, Hamilton HM 11 Bermuda (phone number: (441) 295-1422), and our executive offices are located at 20 Horseneck Lane, Greenwich, Connecticut 06830 (phone number: (203) 862-4300).

                         LIQUIDITY AND CAPITAL RESOURCES

       We are a holding company whose assets primarily consist of the stock of our subsidiaries and invested assets totaling $191.2 million at March 31, 2001. We continuously investigate possible acquisitions of new businesses in support of our strategy and evaluate the retention or disposition of our existing subsidiaries and investments. Accordingly, while we do not currently have any material arrangements or commitments with respect thereto (except as disclosed in this report), we intend to make further acquisitions, and it is possible that divestitures and changes in capital structure could occur. We depend on our available cash resources, liquid investments and dividends or other distributions from our subsidiaries to make payments, including the payment of operating expenses we may incur and for any dividends our board of directors may determine. Our board does not currently intend to declare any dividends or make any other distributions.

       As of March 31, 2001, we had $45.2 million of cash and short-term investments, $62.6 million of fixed maturity investments, and $27.6 million of publicly traded equity securities. As of that date, investments that are restricted or generally unavailable for liquidity purposes included $34.4 million of privately held securities and $21.4 million of fixed maturity investments held in escrow in connection with the sale of our reinsurance operations. In addition, we have an investment commitment relating to our privately held investment in Trident II totaling approximately $17.6 million. Amounts discussed above do not include the stock of our subsidiaries or their invested assets. See note 10 under the caption "Investments" of the notes accompanying our consolidated financial statements.

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

       We are subject to certain contingencies relating to the sale of our reinsurance operations on May 5, 2000, as described in note 7 under the caption "Contingencies Relating to the Sale of Reinsurance Operations" of the notes accompanying our consolidated financial statements.

                                   INVESTMENTS

       We seek to acquire operating companies in support of our business plan of building a diversified financial services holding company. Our success depends to a large extent on the operations, financial condition and management of the companies with which we may merge or which we may acquire in whole or in part.

       At March 31, 2001, consolidated cash and invested assets totaled approximately $281.7 million, consisting of $92.7 million of cash and short-term investments, $90.4 million of publicly traded fixed maturity investments, $21.4 million of fixed maturities held in escrow, $28.2 million of publicly traded equity securities, and $49.0 million of privately held securities.

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

       See note 10 under the caption "Investment Information" of the notes accompanying our consolidated financial statements for certain information regarding our publicly traded and privately held securities and their carrying values, and commitments made by us relating to our privately held securities.

       On February 28, 2001, we completed a reorganization transaction pursuant to which we acquired all of the common stock of AIHC, one of our investee companies. On March 23, 2001, we entered into a reorganization agreement for the acquisition of the remaining ownership interests in Altus Holdings, Ltd., another of our investee companies. See "--Acquisition" above and note 8 and note 10 of the notes accompanying our consolidated financial statements.

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

RESULTS OF OPERATIONS

        NET INCOME

       For the 2001 first quarter, we reported net income of $8.0 million, or $0.63 per share, compared with net income of $7.7 million, or $0.50 per share, for the 2000 first quarter. The 2001 first quarter net income included after-tax net realized investment gains of $6.2 million, or $0.48 per share, and after-tax equity in net income of investees of $540,000, or $0.04 per share. These amounts compare with after-tax net realized investment gains of $21.1 million, or $1.36 per share, and after-tax equity in net loss of investees of $143,000, for the 2000 first quarter.

       SEGMENT DATA

       Statement of Financial Accounting Standard No. 131 requires certain disclosures about operating segments in a manner that is consistent with how management evaluates the performance of the segment. Our two operating segments include insurance and merchant banking. See note 12 under the caption "Segment Information" of the notes accompanying our consolidated financial statements.

       On February 28, 2001, we completed our acquisition of AIHC, a specialty property and casualty insurance holding company that, through its subsidiaries, markets and underwrites nonstandard personal automobile liability and physical damage lines of insurance, primarily in Pennsylvania, as well as in Maryland and Delaware. AIHC's net income for the one-month period was not material to our first quarter results. See note 8 and note 10 of the notes accompanying our consolidated financial statements.

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

       BOOK VALUE PER SHARE

       At March 31, 2001, consolidated shareholders' equity totaled $269.4 million, or $21.00 per share, compared with $272.3 million, or $21.43 per share, at December 31, 2000. The decrease in book value resulted from a decline in unrealized appreciation of our investment portfolio totaling $11.5 million, or $0.90 per share, partially offset by net income. On a diluted basis, which included dilutive options outstanding, book value per share was $20.81 at March 31, 2001, compared with $21.42 at December 31, 2000.

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

         For the three month periods ended March 31, 2001 and 2000, our sources of net realized investment gain (losses) were as follows (in thousands):

                                                                               THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                   ---------------------------------------------
                                                                           2001                     2000
                                                                   --------------------    ---------------------
                                                                                                 (Restated)
        Fixed maturities                                                         $53                  ($2,399)
        Publicly traded equity securities                                      8,951                   35,359
        Privately held securities                                                                        (487)
                                                                   --------------------    ---------------------
        Total                                                                 $9,004                  $32,473
                                                                   ====================    =====================


       During the three months ended March 31, 2001, we disposed of, or reduced our position in, several publicly traded equity security investments, producing a net realized gain of $9.0 million.

       For the first three months of 2001, the change in after-tax net unrealized appreciation of investments of $11.5 million reflects the following (in millions):

                                                              MARCH 31,             DECEMBER 31,
                                                                 2001                   2000                  CHANGE
                                                           -----------------     -------------------     ----------------
                                                              (Restated)              (Restated)            (Restated)
Pre-tax unrealized appreciation (depreciation)                      $11.2                   $25.5                ($14.3)
Deferred income tax (benefit) expense                                (4.5)                   (7.4)                  2.9
                                                           -----------------     -------------------     ----------------
After-tax unrealized appreciation (depreciation)                     $6.7                   $18.1                ($11.4)
                                                           =================     ===================     ================

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

       Income tax expense for the three months ended March 31, 2001 was $3.3 million, which included recognizing a portion of the deferred taxes described above relating to the investment gains realized during the period. This compares to income tax expense for the three months ended March 31, 2000 of $13.7 million, of which $6.3 million related to the establishment of a valuation allowance totaling $12.1 million against the deferred tax asset during that period. The remaining $5.8 million of the valuation allowance was included in the change in unrealized depreciation of investments.

       As of March 31, 2001, we have a deferred income tax asset valuation allowance of $7.8 million that adjusts our deferred income tax asset to its estimated realizable value of approximately $8.0 million. See note 11 under the caption "Income Taxes" of the notes accompanying our consolidated financial statements.

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

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)        EXHIBITS.

           EXHIBIT NO.                     DESCRIPTION
           -----------     ----------------------------------------------------
           10              Administrative Services Agreement, between Arch
                           Capital Group Ltd. and Arch Capital Group (U.S.)
                           Inc. (filed as an exhibit to the Company's
                           Form 10-Q for the quarter ended March 31, 2001, as
                           filed with the Securities and Exchange Commission
                           on May 15, 2001, and incorporated by reference)

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



                                 ARCH CAPITAL GROUP LTD.
                                 ---------------------------------------------
                                 (REGISTRANT)





                                 /s/ Peter A. Appel
                                 ---------------------------------------------
Date: August 8, 2001             Peter A. Appel
                                 President & Chief Executive Officer





                                 /s/ Debra M. O'Connor
                                 ---------------------------------------------
Date: August 8, 2001             Debra M. O'Connor
                                 Senior Vice President, Controller & Treasurer

                                  EXHIBIT INDEX

           EXHIBIT NO.                     DESCRIPTION
           -----------     ----------------------------------------------------
           10              Administrative Services Agreement, between Arch
                           Capital Group Ltd. and Arch Capital Group (U.S.)
                           Inc. (filed as an exhibit to the Company's Form 10-Q
                           for the quarter ended March 31, 2001, as filed with
                           the Securities and Exchange Commission on May 15,
                           2001, and incorporated by reference)

           15 Accountants' Awareness Letter (regarding unaudited interim financial information)