Form 10-Q
period 2001-06-30
ARCH CAPITAL GROUP LTD
filed 2001-08-14
CIK 947484

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended June 30, 2001

                                       Or

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

              For the transition period ___________________ to ________________

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

   ---------------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

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

                             ARCH CAPITAL GROUP LTD.

                                      INDEX

                                                                       PAGE NO.

PART I.  FINANCIAL INFORMATION

ITEM 1 -- CONSOLIDATED FINANCIAL STATEMENTS

Review Report of Independent Accountants                                   1

Consolidated Balance Sheet                                                 2
  June 30, 2001 and December 31, 2000

Consolidated Statement of Income                                           3
  For the three and six month periods ended June 30, 2001 and 2000

Consolidated Statement of Shareholders' Equity and Comprehensive           4
  Income For the six month periods ended June 30, 2001 and 2000

Consolidated Statement of Cash Flows                                       5
  For the six month periods ended June 30, 2001 and 2000

Notes to Consolidated Financial Statements                                 6

ITEM 2-- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS                                                 20

ITEM 3-- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK       26

PART II.  OTHER INFORMATION

ITEM 1-- LEGAL PROCEEDINGS                                                27

ITEM 4-- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              27

ITEM 6-- EXHIBITS AND REPORTS ON FORM 8-K                                 28

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Arch Capital Group Ltd.:

We have reviewed the accompanying consolidated balance sheet of Arch Capital Group Ltd. (formerly known as Risk Capital Holdings, Inc.) and its subsidiaries as of June 30, 2001, and the related consolidated statements of income, of changes in shareholders' equity and comprehensive income and of cash flows for each of the six-month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2000, and the related consolidated statements of income and comprehensive income, of changes in shareholders' equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 6, 2001 except as to the matters described in Note 2 to the consolidated financial statements which is as of August 6, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


/s/ PricewaterhouseCoopers
PricewaterhouseCoopers
Hamilton, Bermuda
August 10, 2001

                      ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEET
                         (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                            (UNAUDITED)
                                                                              JUNE 30,      DECEMBER 31,
                                                                                2001           2000
                                                                              ---------     -----------
                                                                                             (RESTATED)
ASSETS
Investments:
Fixed maturities (amortized cost:  2001, $141,182; 2000, $37,849)             $ 141,400      $  38,475
Publicly traded equity securities (cost:  2001, $2,656; 2000, $24,987)            3,175         51,322
Privately held securities (cost:  2001, $35,921; 2000, $57,913)                  36,000         56,418
Securities held in escrow (amortized cost:  2001, $21,873; 2000, $20,887)        21,888         20,970
Short-term investments                                                           65,598         97,387
                                                                              ---------      ---------
Total investments                                                               268,061        264,572
                                                                              ---------      ---------

Cash                                                                             12,123         11,481
Accrued investment income                                                         2,716          1,432
Premiums receivable                                                              56,708
Unpaid claims and claims expenses recoverable                                    80,857
Prepaid reinsurance premiums                                                     25,534
Reinsurance balances receivable                                                  46,529
Goodwill                                                                         26,626          6,111
Deferred income tax asset                                                         7,891          8,192
Deferred policy acquisition costs                                                 4,809
Other assets                                                                     14,228          4,119
                                                                              ---------      ---------
TOTAL ASSETS                                                                  $ 546,082      $ 295,907
                                                                              =========      =========

LIABILITIES
Claims and claims expenses                                                    $ 104,946
Unearned premiums                                                                85,144
Reinsurance balances payable                                                     46,673
Reserve for contingent loss of escrowed assets                                   15,000      $  15,000
Other liabilities                                                                22,667          8,608
                                                                              ---------      ---------
TOTAL LIABILITIES                                                               274,430         23,608
                                                                              ---------      ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred shares, $.01 par value:
50,000,000 shares authorized (none issued)
Common shares, $.01 par value:
200,000,000 shares authorized
(issued:  2001, 12,863,079; 2000, 12,708,818)                                       129            127
Additional paid-in capital                                                      290,376        288,016
Deferred compensation under share award plan                                     (1,479)          (341)
Retained earnings (deficit)                                                     (17,233)       (33,626)
Accumulated other comprehensive income consisting of unrealized
appreciation (depreciation) of investments, net of income tax                      (141)        18,123
                                                                              ---------      ---------
TOTAL SHAREHOLDERS' EQUITY                                                      271,652        272,299
                                                                              ---------      ---------
Total Liabilities & Shareholders' Equity                                      $ 546,082      $ 295,907
                                                                              =========      =========

                 See Notes to Consolidated Financial Statements

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                      (UNAUDITED)                          (UNAUDITED)
                                                   THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                        JUNE 30,                            JUNE 30,
                                                 2001             2000               2001              2000
                                             ------------      ------------      ------------      ------------
                                                                (RESTATED)                          (RESTATED)
REVENUES
Net premiums written                         $      6,719      ($    63,493)     $      9,557      ($    10,604)
(Increase) decrease in unearned premiums           (1,154)           92,861            (2,359)           98,134
                                             ------------      ------------      ------------      ------------
Net premiums earned                                 5,565            29,368             7,198            87,530
Net investment income                               3,078             4,257             6,238             9,547
Net investment gains (losses)                       9,605              (367)           18,609            32,106
Equity in net income of investees                      33               853               921               633
Fee income                                          3,711                               5,426
Net commission income                               1,199                               1,681
Gain on sale of reinsurance operations                                2,191                               2,191
                                             ------------      ------------      ------------      ------------
TOTAL REVENUES                                     23,191            36,302            40,073           132,007

EXPENSES
Claims and claims expenses                          5,526            22,388             7,071            76,263
Commissions and brokerage                                            10,003                              26,756
Other operating expenses                            5,036             1,678             9,074             4,246
Foreign exchange loss                                                                                     1,159
                                             ------------      ------------      ------------      ------------
TOTAL EXPENSES                                     10,562            34,069            16,145           108,424

INCOME BEFORE INCOME TAXES                         12,629             2,233            23,928            23,583

Federal income taxes:
Current                                                50                                 251
Deferred                                            4,179             4,840             7,284            18,493
                                             ------------      ------------      ------------      ------------
Income tax expense                                  4,229             4,840             7,535            18,493
                                             ------------      ------------      ------------      ------------

NET INCOME (LOSS)                            $      8,400      ($     2,607)     $     16,393      $      5,090
                                             ============      ============      ============      ============

AVERAGE SHARES OUTSTANDING
Basic                                          12,832,261        12,379,371        12,809,572        13,948,267
Diluted                                        12,844,000        12,379,371        12,818,160        13,949,503

Basic and diluted net income (loss)
per share                                    $       0.65      ($      0.21)     $       1.28      $       0.36

                 See Notes to Consolidated Financial Statements

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
     CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                 (IN THOUSANDS)


                                                                                                (UNAUDITED)
                                                                                             SIX MONTHS ENDED,
                                                                                                  JUNE 30,
                                                                                             2001           2000
                                                                                          ---------      ---------
                                                                                                         (RESTATED)
COMMON SHARES
Balance at beginning of year                                                              $     127      $     171
Common shares issued                                                                              2              1
                                                                                          ---------      ---------
Balance at end of period                                                                        129            172
                                                                                          ---------      ---------

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of year                                                                288,016        342,034
Common shares issued                                                                          2,408          1,221
Common shares retired                                                                           (48)
                                                                                          ---------      ---------
Balance at end of period                                                                    290,376        343,255
                                                                                          ---------      ---------

DEFERRED COMPENSATION UNDER SHARE AWARD PLAN
Balance at beginning of year                                                                   (341)          (317)
Restricted common shares (issued) cancelled                                                  (1,772)        (1,122)
Compensation expense recognized                                                                 634            496
                                                                                          ---------      ---------
Balance at end of period                                                                     (1,479)          (943)
                                                                                          ---------      ---------

RETAINED EARNINGS (DEFICIT)
Balance at beginning of year, as previously reported                                        (30,916)       (22,175)
Adjustment to retroactively adopt the equity method of accounting
  for the original investment in ART Services                                                (2,710)        (3,439)
                                                                                          ---------      ---------
Balance at beginning of year, as adjusted                                                   (33,626)       (25,614)
Net income                                                                                   16,393          5,090
                                                                                          ---------      ---------
Balance at end of period                                                                    (17,233)       (20,524)
                                                                                          ---------      ---------

TREASURY SHARES, AT COST

Balance at beginning of year                                                                                  (387)
Purchase of treasury shares                                                                     (48)       (59,415)
Retirement of treasury shares                                                                    48
                                                                                          ---------      ---------
Balance at end of period                                                                                   (59,802)
                                                                                          ---------      ---------

ACCUMULATED OTHER COMPREHENSIVE INCOME
UNREALIZED APPRECIATION (DEPRECIATION) OF INVESTMENTS, NET OF INCOME TAX
Balance at beginning of year                                                                 18,432         27,188
Adjustment to retroactively adopt the equity method of accounting for
  the original investment in ART Services                                                      (309)          (745)
                                                                                          ---------      ---------
Balance at beginning of year, as adjusted                                                    18,123         26,443
Change in unrealized appreciation (depreciation)                                            (18,264)       (36,046)
                                                                                          ---------      ---------
Balance at end of period                                                                       (141)        (9,603)
                                                                                          ---------      ---------
TOTAL SHAREHOLDERS' EQUITY                                                                $ 271,652      $ 252,555
                                                                                          =========      =========
COMPREHENSIVE INCOME (LOSS)
  Net income                                                                              $  16,393      $   5,090
  Other comprehensive income, net of tax
    Unrealized appreciation (depreciation) of investments:
      Unrealized holding gains (losses) arising during period                                (6,427)       (15,177)
      Less: reclassification adjustment for net realized gains included in net income       (11,837)       (20,869)
                                                                                          ---------      ---------
  Other comprehensive income (loss)                                                         (18,264)       (36,046)
                                                                                          ---------      ---------
Comprehensive Income (Loss)                                                               ($  1,871)     ($ 30,956)
                                                                                          =========      =========

                 See Notes to Consolidated Financial Statements

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                     (UNAUDITED)
                                                                                  SIX MONTHS ENDED,
                                                                                       JUNE 30,
                                                                                 2001            2000
                                                                               ---------      ---------
                                                                                              (RESTATED)
OPERATING ACTIVITIES
Net income                                                                     $  16,393      $   5,090
  Adjustments to reconcile net income
  to net cash provided by operating activities:
   Liability for claims and claims expenses                                         (253)         7,069
   Unearned premiums                                                               5,163         (5,226)
   Premiums receivable                                                            (5,971)        10,733
   Accrued investment income                                                        (326)           996
   Reinsurance recoverables                                                       (2,668)       (11,093)
   Reinsurance balances payable                                                      205         (5,121)
   Deferred policy acquisition costs                                                (473)           344
   Net investment (gains)/losses                                                 (18,610)       (23,603)
   Deferred income tax asset                                                         302          4,222
   Other liabilities                                                              (3,017)         9,031
   Other items, net                                                                8,963          7,550
                                                                               ---------      ---------
NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES                                (292)            (8)
                                                                               ---------      ---------

INVESTING ACTIVITIES
Purchases of fixed maturity investments                                         (112,225)       (89,166)
Sales of fixed maturity investments                                               65,899        148,292
Purchases of equity securities                                                       (19)       (18,233)
Sales of equity securities                                                        44,468        133,477
Net sales (purchases) of short-term investments                                   37,500       (111,978)
Sales or disposal (purchases) of furniture and equipment                            (633)             6
Proceeds from sale of reinsurance operations                                                      4,842
Acquisition of American Independent Insurance Holding Company, net of cash           224
Acquisition of ART Services, net of cash                                         (34,159)
                                                                               ---------      ---------
NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES                               1,055         67,240
                                                                               ---------      ---------

FINANCING ACTIVITIES
Common shares issued                                                                                100
Purchase of treasury shares                                                          (48)       (59,415)
Debt retirement                                                                      (73)
                                                                               ---------      ---------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                                (121)       (59,315)
                                                                               ---------      ---------

Increase in cash                                                                     642          7,917
Cash beginning of year                                                            11,481          9,457
                                                                               ---------      ---------
CASH END OF PERIOD                                                             $  12,123      $  17,374
                                                                               =========      =========

                 See Notes to Consolidated Financial Statements

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   ORGANIZATION

     Arch Capital Group Ltd. ("ACGL") is a Bermuda-based, diversified financial services company, with an emphasis on the insurance sector. ACGL owns and intends to acquire additional operating businesses that will enable it to generate both fee-based revenue (E.G., commissions and advisory and management fees) and risk-based revenue (I.E., insurance premium). ACGL will participate in the insurance sector through its ownership interest in various insurance-related entities such as intermediaries, underwriting agencies, service providers and insurance companies, each of which will capture a portion of insurance premium at different points in the insurance chain. As part of its strategy of diversification and of growing its sources of fee-based revenues, ACGL may acquire ownership interests in other financial services entities outside the insurance sector.

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

     In May 2001, ACGL established a wholly owned Bermuda-based reinsurance subsidiary, Arch Reinsurance Ltd. ("Arch Re Bermuda"). At June 30, 2001, ACGL had capitalized Arch Re Bermuda with approximately $76 million. Arch Re Bermuda is registered in Bermuda as a Class 3 insurer and conducts its insurance business from its offices in Bermuda. Arch Re Bermuda intends to underwrite business produced by intermediaries, underwriting agencies and insurance companies owned or affiliated with ACGL, as well as business produced by third parties. See Note 7.

     As used below, the "Company" means ACGL and its subsidiaries, except when referring to periods prior to November 8, 2000, when it means Arch-U.S. and its subsidiaries. Similarly, "Common Shares" means the common shares, par value U.S. $0.01, of ACGL, except when referring to periods prior to November 8, 2000, when it means the common stock of Arch-U.S.

     The Common Shares of ACGL are traded on the Nasdaq National Market under the symbol "ACGL." Class A warrants to purchase an aggregate of 2,531,079 Common Shares and Class B warrants to purchase an aggregate of 1,920,601 Common Shares were issued in connection with the Company's initial public offering in September 1995. Class A warrants are immediately exercisable at $20 per share and expire September 19, 2002. Class B warrants are exercisable at $20 per share during the seven-year period commencing September 19, 1998, provided that the Common Shares have traded at or above $30 per share for 20 out of 30 consecutive trading days.

2.   GENERAL

     The interim consolidated financial statements have been prepared in conformity with generally accepted accounting principles ("GAAP") in the United States and include the accounts of ACGL, Arch Re Bermuda, Arch-U.S., Hales & Company Inc. ("Hales"), American Independent Insurance Holding Company ("AIHC"), Arch Risk Transfer Services Ltd. ("ART Services"), Arch Re and Cross River Insurance Company ("Cross River"). All intercompany transactions and balances have been

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.    GENERAL (CONT'D.)

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

4.   RESTATEMENT

     The Company filed with the Securities and Exchange Commission ("SEC") an amended Form 10-K for the year ended December 31, 2000 and an amended Form 10-Q for the quarter ended March 31, 2001 to restate the financial statements included in such filings, as described below. The accompanying consolidated financial statements include the effects of the required restatement for the quarterly and year-to-date periods ended June 30, 2000, and should be read in conjunction with the restated financial statements contained in such amended SEC filings.

     On June 22, 2001, the Company completed its acquisition of all of the remaining ownership interests in one of its investee companies, ART Services, formerly known as Altus Holdings, Ltd. After the Company's acquisition of its initial 27.9% ownership interest in ART Services in March 1998, the investment was carried at its estimated fair value from the initial purchase through March 31, 2001 in accordance with generally accepted accounting principles. The Company accounted for its initial interest in ART Services under "fair value" because the Company did not have the ability to exercise significant influence over this investment due to the Company's limited voting and consent rights. Upon the closing of the Company's acquisition of ART Services, the Company was required under generally accepted accounting principles governing a "step acquisition" of an investee company to retroactively adopt the equity method of accounting for its original 27.9% ownership interest in ART Services for the periods prior to the acquisition and to restate its historical financial results. The required change to the equity method of accounting for this investment resulted in a reduction in the Company's book value at June 30, 2001 in the amount of $3.5 million, or $0.27 per share, and decreased net income by $327,000, or $0.02 per share, and $475,000, or $0.03 per share, for the 2001 second quarter and the six months ended June 30, 2001, respectively. Restating net income previously reported resulted in a decrease in net income of $55,000 for the 2000 second quarter and an increase in net income of $1.8 million, or $0.13 per share, for the six months ended June 30, 2000. Also, see Note 9 and
Note 11.

     The principal effects of these changes on the June 30, 2000 financial statements are presented below and in the 2000 financial statements as follows:


                                                        THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                          JUNE 30, 2000                       JUNE 30, 2000
                                                 ---------------------------------  ----------------------------------
                                                       AS          AS PREVIOUSLY          AS           AS PREVIOUSLY
                                                    RESTATED         REPORTED          RESTATED          REPORTED
                                                 ---------------  ----------------  ----------------  ----------------
Net investment gains (losses)                        ($  367)        ($  367)           $32,106          $28,933
Equity in net income of investees                        853             937                633              983
Income before income taxes                             2,233           2,317             23,583           20,760
Income tax expense                                     4,840           4,869             18,493           17,504
Net income (loss)                                    ($2,607)        ($2,552)           $ 5,090          $ 3,256

Basic and diluted net income (loss) per share        ($ 0.21)        ($ 0.21)           $  0.36          $  0.23

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.       RESTATEMENT (CONT'D.)


CONSOLIDATED BALANCE SHEET:
(IN THOUSANDS, EXCEPT SHARE DATA)


                                                                              DECEMBER 31, 2000
                                                                           ------------------------
                                                                              AS        AS PREVIOUSLY
                                                                           RESTATED        REPORTED
                                                                           ---------    -------------
ASSETS
Investments:
Fixed maturities (amortized cost: $37,849)                                 $  38,475      $  38,475
Publicly traded equity securities (cost: $24,987)                             51,322         51,322
Privately held securities (cost: restated, $57,913; original, $60,623)        56,418         59,437
Securities held in escrow (amortized cost: $20,887)                           20,970         20,970
Short-term investments                                                        97,387         97,387
                                                                           ---------      ---------
Total investments                                                            264,572        267,591
                                                                           ---------      ---------

Cash                                                                          11,481         11,481
Accrued investment income                                                      1,432          1,432
Premiums receivable
Claims and claims expenses recoverable
Prepaid reinsurance premiums
Reinsurance balances receivable
Goodwill                                                                       6,111          6,111
Deferred income tax asset                                                      8,192          8,192
Deferred policy acquisition costs
Other assets                                                                   4,119          4,119
                                                                           ---------      ---------
TOTAL ASSETS                                                               $ 295,907      $ 298,926
                                                                           =========      =========

LIABILITIES
Claims and claims expenses
Unearned premiums
Reinsurance balances payable
Reserve for contingent loss of escrowed assets                             $  15,000      $  15,000
Investment accounts payable
Other liabilities                                                              8,608          8,608
                                                                           ---------      ---------
TOTAL LIABILITIES                                                             23,608         23,608
                                                                           ---------      ---------

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
                                                                           =========      =========

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.       RESTATEMENT (CONT'D.)

CONSOLIDATED STATEMENT OF INCOME
(IN THOUSANDS, EXCEPT SHARE DATA)


                                                   THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                      JUNE 30, 2000                     JUNE 30, 2000
                                             ------------------------------      ------------------------------
                                                  AS           AS PREVIOUSLY          AS           AS PREVIOUSLY
                                               RESTATED          REPORTED          RESTATED          REPORTED
                                             ------------      ------------      ------------      ------------
REVENUES
Net premiums written                         ($    63,493)     ($    63,493)     ($    10,604)     ($    10,604)
(Increase) decrease in unearned premiums           92,861            92,861            98,134            98,134
                                             ------------      ------------      ------------      ------------
Net premiums earned                                29,368            29,368            87,530            87,530
Net investment income                               4,257             4,257             9,547             9,547
Net investment gains (losses)                        (367)             (367)           32,106            28,933
Equity in net income of investees                     853               937               633               983
Fee income
Net commission income
Gain on sale of reinsurance operations              2,191             2,191             2,191             2,191
                                             ------------      ------------      ------------      ------------
TOTAL REVENUES                                     36,302            36,386           132,007           129,184

EXPENSES
Claims and claims expenses                         22,388            22,388            76,263            76,263
Commissions and brokerage                          10,003            10,003            26,756            26,756
Other operating expenses                            1,678             1,678             4,246             4,246
Foreign exchange loss                                                                   1,159             1,159
                                             ------------      ------------      ------------      ------------
TOTAL EXPENSES                                     34,069            34,069           108,424           108,424

INCOME BEFORE INCOME TAXES                          2,233             2,317            23,583            20,760

Federal income taxes:
Current
Deferred                                            4,840             4,869            18,493            17,504
                                             ------------      ------------      ------------      ------------
Income tax expense                                  4,840             4,869            18,493            17,504
                                             ------------      ------------      ------------      ------------

NET INCOME                                   ($     2,607)     ($     2,552)     $      5,090      $      3,256
                                             ============      ============      ============      ============

AVERAGE SHARES OUTSTANDING
Basic                                          12,379,371        12,379,371        13,948,267        13,948,267
Diluted                                        12,379,371        12,379,371        13,949,503        13,949,503

Basic and diluted net income (loss) per
share                                        ($      0.21)     ($      0.21)     $       0.36      $       0.23


5.    ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial and Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 establishes accounting and reporting standards for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. The Company has accounted for its recently completed acquisitions using the purchase method of accounting and does not anticipate any material impact from the adoption of SFAS No. 141.

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.    ACCOUNTING PRONOUNCEMENTS (CONT'D.)

     SFAS No. 142 changes the accounting for goodwill and other intangible assets in business combinations from an amortization method to an impairment-only approach. This change provides investors with greater transparency regarding the economic value of goodwill and its impact on earnings. Under SFAS No. 142, goodwill recorded after June 30, 2001 will not be amortized. However, goodwill recorded prior to July 1, 2001 will continue to be amortized until the Company adopts SFAS No. 142 on January 1, 2002. The adoption of SFAS No. 142 will result in the Company's discontinuation of amortization of its goodwill beginning in 2002; however, the Company will be required to test its goodwill for impairment under the new standard, which could have an adverse effect on future results of operations if there is an impairment. Amortization of goodwill for the six months ended June 30, 2001 was $512,000, or $0.04 per share.

6.   GOODWILL

     Goodwill of acquired businesses represents the difference between purchase cost and the fair value of the net assets of the acquired businesses and is being amortized on a straight-line basis over the expected life of the related operations acquired, which generally does not exceed 15 years. The Company recorded goodwill related to its investment in Hales, AIHC and ART Services. The Company evaluates the recoverability of the carrying value of goodwill related to acquired businesses on an undiscounted basis to ensure it is properly valued. If it is determined that an impairment exists, the excess of the unamortized balance will be charged to earnings at that time. See Note 5.

7.   RELATED PARTY TRANSACTION

     As of June 30, 2001, Arch Re Bermuda entered into a retroactive loss portfolio transfer agreement with American Independent Insurance Company ("American Independent"), a wholly owned subsidiary of AIHC, pursuant to which Arch Re Bermuda reinsured 100% of all unpaid losses and loss adjustment expenses on the transferred policies in excess of a $4 million retention. Pursuant to the agreement, American Independent will transfer to Arch Re Bermuda approximately $15 million, which is equal to the net amount reserved by American Independent for such liabilities, less $4,000,000. The impact of this transaction is eliminated in the Company's consolidated financial statements. See Note 9.

8.   CONTINGENCIES RELATING TO SALE OF REINSURANCE OPERATIONS

     Under the terms of the agreement relating to the sale of the Company's reinsurance operations to Folksamerica on May 5, 2000, the Company placed $20 million of the purchase price in escrow for a period of five years. Such amounts represent restricted funds that appear under a separate caption entitled "Securities held in escrow" on the Company's consolidated balance sheet at June 30, 2001. These funds will be used to reimburse Folksamerica if the loss reserves (which were $32.3 million at the closing of the asset sale) transferred to it in the asset sale relating to business produced on behalf of Arch Re by a certain managing underwriting agency are deficient as measured at the end of such five-year period or to satisfy certain indemnity claims Folksamerica may have during such period. In connection with the escrow arrangement, the Company will record a loss in an amount equal to any probable deficiency in the related reserve that may become known during or at the end of the five-year period. If such loss reserves are redundant, all of the escrowed funds will be released from escrow to the Company and Folksamerica will pay the Company an amount equal to such redundancy.

     As required under the agreement, Folksamerica reported to the Company that adverse development had occurred in the loss reserves subject to the Folksamerica escrow agreement for the period from May 5, 2000 to December 31, 2000. Based on such information and an independent actuarial analysis, the Company recorded

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.    CONTINGENCIES RELATING TO SALE OF REINSURANCE OPERATIONS (CONT'D.)

in the 2000 fourth quarter a loss contingency of $15 million, on a pre-tax basis, to recognize a probable deficiency in such reserves. The actuarial analysis was based on estimates of claims and claims expenses incurred as of December 31, 2000 and, therefore, the amount ultimately paid may be more or less than such estimate. As of June 30, 2001, there have been no changes to the Company's reserve for contingent loss of the escrowed assets based on information reported to the Company by Folksamerica through such date.

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

      At the closing of the asset sale, Arch Re and Folksamerica entered into a transfer and assumption agreement, under which Folksamerica assumed Arch Re's rights and obligations under the reinsurance agreements transferred in the asset sale. The reinsureds under such agreements that were in-force were notified that Folksamerica had assumed Arch Re's obligations and that, unless the reinsureds objected to the assumption, Arch Re would be released from its obligations to those reinsureds. None of such reinsureds objected to the assumption and, accordingly, the gross liabilities for such business have been removed from the accounts of Arch Re for statutory and GAAP accounting purposes. However, Arch Re will continue to be liable under those reinsurance agreements if the notice is found not to be an effective release by the reinsureds. Folksamerica has agreed to indemnify the Company for any losses arising out of the reinsurance agreements transferred to Folksamerica Reinsurance Company in the asset sale. However, in the event that Folksamerica refuses or is unable to perform its obligations to the Company, Arch Re may incur losses relating to the reinsurance agreements transferred in the asset sale.

9.    ACQUISITIONS

      ARCH RISK TRANSFER SERVICES LTD.

      On June 22, 2001, the Company completed the acquisition of all of the remaining ownership interests in one of its investee companies, ART Services, for a purchase price of approximately $38.8 million. The purchase price consisted of approximately $38.4 in cash and 24,200 ACGL Common Shares. Upon the closing of the acquisition, the Company was required under generally accepted accounting principles governing a "step acquisition" of an investee company to retroactively adopt the equity method of accounting for its original minority ownership interest in ART Services for the periods prior to the acquisition and to restate its historical financial results. See Note 4 and Note 11. As of June 30, 2001, the Company's consolidated financial statements include the balance sheet of ART Services. The results of operations of ART Services for the period from June 22, 2001 through June 30, 2001 were immaterial and are therefore not included in the Company's consolidated results for such period.

     Through its wholly owned subsidiaries, including First American Insurance Company, an admitted insurer with licenses in 49 states and an A.M. Best rating "A- (Excellent)", ART Services provides insurance and alternative risk transfer services through rent-a-captive and other facilities.

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.    ACQUISITIONS (CONT'D.)

      AMERICAN INDEPENDENT INSURANCE HOLDING COMPANY

      On February 28, 2001, the Company completed a reorganization transaction pursuant to which the Company acquired all of the common stock of AIHC, one of its investee companies. See Note 11. AIHC is a specialty property and casualty insurance holding company that, through its subsidiaries, markets and underwrites nonstandard personal automobile liability and physical damage lines of insurance, primarily in Pennsylvania, as well as in Maryland and Delaware.

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

      In connection with the loans the Company had previously made to AIHC, the Company had obtained rights to provide reinsurance to AIHC's subsidiary, American Independent, for specified periods, which rights had been transferred to Folksamerica in the asset sale on May 5, 2000. In connection with the Company's acquisition of AIHC, Folksamerica released American Independent from these reinsurance commitments at a cost to American Independent of $1.5 million. See Note 7 regarding a retroactive loss portfolio transfer agreement entered into by American Independent and Arch Re Bermuda.

10.   EARNINGS PER SHARE DATA

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

10.   EARNINGS PER SHARE DATA (CONT'D.)

The following table sets forth the computation of basic and diluted earnings per share:


                                                                 (IN THOUSANDS, EXCEPT SHARE DATA)
                                                        THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                             JUNE 30,                          JUNE 30,
                                                      2001              2000             2001              2000
                                                   ------------     ------------      ------------     ------------
                                                                     (Restated)                         (Restated)
   NET INCOME
   BASIC EARNINGS PER SHARE:
   Net income (loss)                               $      8,400     ($     2,607)     $     16,393     $      5,090
   Divided by:
   Weighted average shares outstanding for the
   period                                            12,832,261       12,379,371        12,809,572       13,948,267
   Basic earnings (loss) per share                 $       0.65     ($      0.21)     $       1.28     $       0.36

   DILUTED EARNINGS PER SHARE:

   Net income (loss)                               $      8,400     ($     2,607)     $     16,393     $      5,090
   Divided by:
   Weighted average shares outstanding for the
   period                                            12,832,261       12,379,371        12,809,572       13,948,267
   Effect of dilutive securities:
        Warrants
        Employee stock options                           11,739                              8,588            1,236
                                                   ------------     ------------      ------------     ------------
   Total shares                                      12,844,000       12,379,371        12,818,160       13,949,503
                                                   ============     ============      ============     ============
   Diluted earnings (loss) per share               $       0.65     ($      0.21)     $       1.28     $       0.36


11.   INVESTMENT INFORMATION

      Realized investment gains (losses) for the three and six month periods ended June 30, 2001 consisted of the following:


                                                            (IN THOUSANDS)
                                       THREE MONTHS ENDED                        SIX MONTHS ENDED
                                         JUNE 30, 2001                            JUNE 30, 2001
                              -----------------------------------      -----------------------------------
                                                           NET                                      NET
                               GROSS        GROSS        REALIZED       GROSS         GROSS       REALIZED
                              REALIZED     REALIZED       GAINS        REALIZED      REALIZED      GAINS
                               GAINS        LOSSES       (LOSSES)       GAINS         LOSSES      (LOSSES)
                              --------     --------      --------      --------      --------     --------

Fixed maturity securities     $    294     $  2,454      ($ 2,160)     $    347      $  2,454     ($ 2,107)
Publicly traded equity
Securities                      12,015                     12,015        20,966                     20,966
Privately held securities                       250          (250)                        250         (250)
                              --------     --------      --------      --------      --------     --------
Total                         $ 12,309     $  2,704      $  9,605      $ 21,313      $  2,704     $ 18,609
                              ========     ========      ========      ========      ========     ========

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.   INVESTMENT INFORMATION (CONT'D.)

      The following table reconciles estimated fair value and carrying value to the amortized cost of fixed maturities and equity securities:


                                                       (IN THOUSANDS)
                                                        JUNE 30, 2001
                                       -------------------------------------------------
                                       ESTIMATED
                                       FAIR VALUE
                                          AND         GROSS        GROSS
                                        CARRYING    UNREALIZED    UNREALIZED   AMORTIZED
                                         VALUE        GAINS       (LOSSES)       COST
                                       ----------    --------     --------     --------
  Fixed maturities                      $141,400     $  1,195     $    977     $141,182
  Publicly traded equity securities        3,175        1,394          875        2,656
  Privately held securities               36,000           79                    35,921
  Securities held in escrow               21,888           15                    21,873
                                        --------     --------     --------     --------
  Total                                 $202,463     $  2,683     $  1,852     $201,632
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

      At June 30, 2001, the Company's publicly traded equity securities and privately held securities were issued by insurance and reinsurance companies or companies providing services to the insurance industry. At such date, the publicly traded equity portfolio consisted of the following:


                                                       (IN THOUSANDS)
                                                        JUNE 30, 2001
                                   ---------------------------------------------------------
                                   ESTIMATED
                                   FAIR VALUE
                                      AND            GROSS           GROSS
                                    CARRYING       UNREALIZED      UNREALIZED
                                      VALUE          GAINS          (LOSSES)          COST
                                   ----------      ----------       --------         -------
  COMMON STOCK:
  Meadowbrook Insurance Group        $   583                        ($  875)        $ 1,458
  Renaissance Re                       2,592        $ 1,394                           1,198
                                     -------        -------         -------         -------
           Total                     $ 3,175        $ 1,394         ($  875)        $ 2,656
                                     =======        =======         =======         =======

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.   INVESTMENT INFORMATION (CONT'D.)

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

      Goodwill for privately held equity securities carried under the equity method of accounting was $7.8 million at June 30, 2001, compared to $8.0 million at December 31, 2000.

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

      Privately held securities consisted of the following:


                                                            (IN THOUSANDS)
                                                        JUNE 30,    DECEMBER 31,
                                                          2001         2000
                                                         -------    -----------
                                                                    (Restated)
      CARRIED UNDER THE EQUITY METHOD:
      Arch Risk Transfer Services Ltd. (formerly
        Altus Holdings, Ltd.)                                        $12,981
      The ARC Group, LLC                                 $ 8,282       8,468
      Arx Holding Corp.                                    3,571       3,514
      Island Heritage Insurance Company, Ltd.              4,725       4,534
      New Europe Insurance Ventures                          637         642
      Sunshine State Holding Corporation                   2,004       1,766
                                                         -------     -------
      Sub-total                                           19,219      31,905
                                                         -------     -------

      CARRIED AT FAIR VALUE:

      American Independent Insurance Holding Company                   7,350
      Distribution Investors, LLC                            293         100
      GuideStar Health Systems, Inc.                                     250
      Stockton Holdings Limited                           10,000      10,000
      Trident II, L.P.                                     6,488       6,813
                                                         -------     -------
      Sub-total                                           16,781      24,513
                                                         -------     -------
      Total                                              $36,000     $56,418
                                                         =======     =======

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.   INVESTMENT INFORMATION (CONT'D.)

      At June 30, 2001, the Company had investment commitments relating to its privately held securities totaling approximately $22.0 million. The outstanding commitments at June 30, 2001 included $17.5 million committed to Trident II, L.P., an investment fund established by MMC Capital dedicated to making private equity and equity related investments in the global insurance, reinsurance and related industries, and $1.0 million to Distribution Investors, LLC, the general partner of Distribution Partners Investment Capital, L.P., a private equity fund investing in insurance distribution entities which is affiliated with Hales.

      Set forth below is certain information related to the Company's private investment activity for the six month period ended June 30, 2001:

      AMERICAN INDEPENDENT INSURANCE HOLDING COMPANY

      On February 28, 2001, the Company completed a reorganization transaction pursuant to which the Company acquired all of the common stock of one of its investee companies, AIHC. See Note 9. Immediately after the Company's purchase of AIHC, the Company contributed to the capital of AIHC notes in the aggregate principal amount of $8.5 million that were issued to the Company in connection with loans it had previously made to AIHC. At that date, the Company restored the estimated market value discount on the loans in the amount of $1.1 million, which had been previously recorded in the Company's financial statements. The Company also returned certain warrants to purchase shares of AIHC.

      THE ARC GROUP, LLC

      During the six-month period ended June 30, 2001, the Company received distributions from The ARC Group, LLC totaling $945,000.

      ARCH RISK TRANSFER SERVICES LTD.

      On June 22, 2001, the Company completed the acquisition of all of the remaining ownership interests in ART Services for a purchase price of approximately $38.8 million. The purchase price consisted of approximately $38.4 in cash and 24,200 ACGL Common Shares. Prior to the June 22, 2001 acquisition, the Company owned a 27.9% minority interest in ART Services. After the Company's acquisition of its initial ownership interest in ART Services in March 1998, the investment was carried at its estimated fair value from the initial purchase through March 31, 2001 in accordance with generally accepted accounting principles. The Company accounted for its initial interest in ART Services under "fair value" because the Company did not have the ability to exercise significant influence over this investment due to the Company's limited voting and consent rights. Upon acquiring the remaining ownership interests in ART Services, the Company was required under generally accepted accounting principles governing a "step acquisition" of an investee company to retroactively adopt the equity method of accounting for its original 27.9% ownership interest in ART Services for the periods prior to the acquisition and to restate its historical financial results. Such restatement resulted in a reduction of $3.0 million to the carrying value of this investment at December 31 2000, as reflected in the above table. See Note 4 and Note 9. As of June 30, 2001, the Company's consolidated financial statements include the balance sheet of ART Services.

      DISTRIBUTION INVESTORS, LLC

      During May 2001, the Company funded a capital call of Distribution Investors, LLC in the amount of $192,500. At June 30, 2001, the Company had funded a total of $293,000 of its $1.3 million capital commitment to Distribution Investors.

      GUIDESTAR HEALTH SYSTEMS, INC.

      As of June 30, 2001, the Company, in consultation with its investment advisor, reduced the carrying value of the Company's investment in GuideStar Health Systems, Inc. from $250,000 at March 31, 2001 to zero.

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.   INCOME TAXES

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

      Arch-U.S., Hales, Arch Re and Cross River file a U.S. consolidated federal income tax return, with Arch-U.S. serving as the common parent, and have a tax sharing agreement (the "Tax Sharing Agreement"), allocating the consolidated income tax liability on a separate return basis. Pursuant to the Tax Sharing Agreement, Hales, Arch Re and Cross River make tax sharing payments to Arch-U.S. based on such allocation. In addition, AIHC and the U.S. subsidiaries of ART Services file separate U.S. consolidated returns.

      An analysis of the Company's effective tax rate for the six months ended June 30, 2001 and 2000 follows:


                                                                 (IN THOUSANDS)
                                                               SIX MONTHS ENDED
                                                                    JUNE 30,
                                                               2001          2000
                                                             --------      --------
                                                                          (Restated)
      Income tax computed on pre-tax income                  $  8,375      $  8,254
      Addition (reduction) in income tax resulting from:
          Valuation allowance                                    (927)       10,205
          Write-off deferred tax asset                            251
          Tax-exempt investment income                                         (230)
          Foreign income, not subject to income tax              (386)
          Dividend received deduction                             (10)         (196)
          Limitation on executive compensation                                  322
          Other                                                   232           138
                                                             --------      --------
      Income tax expense on pre-tax income                   $  7,535      $ 18,493
                                                             ========      ========

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.   INCOME TAXES (CONT'D.)

      Deferred income taxes reflect the tax effect of temporary differences between the value of assets and liabilities for financial reporting purposes and such values as measured by U.S. tax laws and regulations. The net deferred income tax asset is net of a valuation allowance for the portion of the deferred tax asset that management believes may not be realized. Significant components of the Company's deferred income tax assets and liabilities as of June 30, 2001 and December 31, 2000 were as follows:


                                                                    (IN THOUSANDS)
                                                                JUNE 30,     DECEMBER 31,
                                                                  2001          2000
                                                                --------     -----------
        Deferred income tax assets:
             Net operating loss                                 $ 16,691      $ 12,465
             Reserve for contingent loss of escrowed assets        5,250
             AMT credit carryforward                                 965           651
             Net claim reserve discount                              287
             Net unearned premium reserve                          1,866
             Unrealized loss on private equity                       350           262
             Unrealized loss on marketable securities                548           606
             Compensation liabilities                                  2           250
             Net unrealized depreciation of investments              327
             Other, net                                            1,435            48
                                                                --------      --------
        Total deferred tax assets                                 27,721        14,282
                                                                --------      --------
        Deferred income tax liabilities:
             Equity in net income on investees, net                 (545)         (379)
             Deferred policy acquisition cost                     (1,683)
             Net unrealized appreciation of investments              (94)          (61)
                                                                --------      --------
        Total deferred tax liabilities                            (2,322)         (440)
                                                                --------      --------
        Valuation allowance                                      (17,508)       (5,650)
                                                                --------      --------
        Net deferred income tax asset                           $  7,891      $  8,192
                                                                ========      ========

      As of June 30, 2001, the Company has a deferred income tax valuation allowance of $17.5 million that adjusts the net deferred income tax asset to its estimated realizable value of approximately $7.9 million.

      The Company's U.S. subsidiaries have total net operating loss carryforwards of $47.7 million. Approximately $25.2 million of such loss carryforwards will expire beginning in 2011, and substantially all of the balance of these carryforwards will expire between 2019 and 2020.

13.   SEGMENT INFORMATION

      The Company is a Bermuda-based, diversified financial services company, with an emphasis on the insurance sector. The Company owns and intends to acquire operating businesses that will enable it to generate both fee-based revenue (E.G., commissions and advisory and management fees) and risk-based revenue (I.E., insurance premium).

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.   SEGMENT INFORMATION (CONT'D.)

      SFAS No. 131 requires certain disclosures about operating segments in a manner that is consistent with how management evaluates the performance of the segment. As described below, the Company's two operating segments are insurance and merchant banking:


BUSINESS IDENTITY                             BUSINESS ACTIVITY
-------------------------------------------   ---------------------------------------
ART Services                                  Provides insurance and alternative
                                              risk transfer services through
                                              rent-a-captive and other
                                              facilities

AIHC                                          Markets and underwrites
                                              nonstandard personal automobile
                                              liability and physical damage
                                              lines of insurance, primarily in
                                              Pennsylvania

Arch Re Bermuda                               Underwrites business produced by
                                              intermediaries, underwriting
                                              agencies and insurance companies

Hales                                         A merchant banking firm
                                              specializing in the insurance
                                              industry

      The Company's insurance operating segment included total assets of $432.8 million at June 30, 2001. For the six months ended June 30, 2001, the insurance operating segment generated revenues of $11.2 million and net income of $2.0 million. The insurance segment's results for such period were primarily generated by AIHC. The results of operations of ART Services, which was acquired by the Company on June 22, 2001, and Arch Re Bermuda, which was established in May 2001, were immaterial.

      The results of Hales did not meet any of the thresholds for segment reporting. The contribution of Hales to the Company's net income was not material for the six months ended June 30, 2001.

      The remaining portion of the Company's net income was generated through the Company's investment activities, offset by other operating expenses.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS.

                                     GENERAL

      THE COMPANY

      Arch Capital Group Ltd. ("ACGL") is a Bermuda-based, diversified financial services company, with an emphasis on the insurance sector. We own and intend to acquire additional operating businesses that will enable us to generate both fee-based revenue (E.G., commissions and advisory and management fees) and risk-based revenue (I.E., insurance premium). We will participate in the insurance sector through our ownership interest in various insurance-related entities such as intermediaries, underwriting agencies, service providers and insurance companies, each of which will capture a portion of insurance premium at different points in the insurance chain. As part of our strategy of diversification and of growing our sources of fee-based revenues, we may acquire ownership interests in other financial services entities outside the insurance sector.

      Upon the completion of our recent acquisition of Arch Risk Transfer Services Ltd. ("ART Services"), we created our insurance services division, "Arch Insurance Services." ART Services, together with Hales & Company, our merchant bank, and Distribution Partners, a private equity fund affiliated with Hales, form the foundation of Arch Insurance Services, which provides a wide range of services within and to the insurance industry. These services include the provision of underwriting capacity; insurance program design and management; rent-a-captive facilities and captive management for programs, retail agents, associations, and affinity groups; merchant banking and capital raising advice; and private equity financing.

      The company also recently established a wholly owned Bermuda-based reinsurance subsidiary, Arch Reinsurance Ltd. ("Arch Re Bermuda"). At June 30, 2001, we had capitalized Arch Re Bermuda with approximately $76 million. Arch Re Bermuda is registered in Bermuda as a Class 3 insurer and conducts its insurance business from its offices in Bermuda. Arch Re Bermuda intends to underwrite business produced by intermediaries, underwriting agencies and insurance companies owned or affiliated with the company, as well as business produced by third parties. See note 7 of the notes accompanying our consolidated financial statements.

      2001 SECOND QUARTER ACQUISITION

      On June 22, 2001, we completed the previously announced acquisition of one of our investee companies, ART Services, for a purchase price of approximately $38.8 million. The purchase price consisted of approximately $38.4 million in cash and 24,200 of our common shares issued to employee shareholders continuing in management positions. Through its wholly owned subsidiaries, including First American Insurance Company, an admitted insurer with licenses in 49 states and an A.M. Best rating of "A- (Excellent)," ART Services provides insurance and alternative risk transfer services through rent-a-captive and other facilities. Upon acquiring the remaining ownership interests in ART Services, we were required under generally accepted accounting principles governing a "step acquisition" of an investee company to retroactively adopt the equity method of accounting for our original minority ownership interest in ART Services for the periods prior to the acquisition and to restate our historical financial results. The required change to the equity method of accounting for this investment resulted in a reduction in our book value at June 30, 2001 in the amount of $3.5 million, or $0.27 per share. See note 4 under the caption "Restatement" of the notes accompanying our consolidated financial statements.

      COMPANY INFORMATION

      At June 30, 2001, our consolidated shareholders' equity was $271.7 million. Our common shares are traded on the Nasdaq National Market under the symbol "ACGL." Our principal offices are located at Clarendon House, 2 Church Street, Hamilton HM 11 Bermuda (phone number: (441) 295-1422), and our executive offices are located at 20 Horseneck Lane, Greenwich, Connecticut 06830 (phone number: (203) 862-4300).

                         LIQUIDITY AND CAPITAL RESOURCES

      We are a holding company whose assets primarily consist of the stock of our subsidiaries and our invested assets. We depend on our available cash resources, liquid investments and dividends or other distributions from our subsidiaries to make payments, including the payment of operating expenses we may incur and for any dividends our board of directors may determine, and we may need to utilize funds from such sources in connection with acquisitions in support of our strategy. Our board does not currently intend to declare any dividends or make any other distributions.

      As of June 30, 2001, our readily available cash, short-term investments and marketable securities, excluding those amounts held by our regulated insurance subsidiaries and prior to the completion of a possible acquisition which is subject to a non-binding letter of intent as described below, totaled $43.8 million. Such amount consisted of $20.8 million of cash and short-term investments, $20.4 million of fixed maturity investments, and $2.6 million of publicly traded equity securities. As of that date, investments that are restricted or generally unavailable for liquidity purposes (other than our ownership interests in our subsidiaries and the invested assets of our regulated insurance subsidiaries) included $29.8 million of privately held securities and $21.9 million of fixed maturity investments held in escrow in connection with the sale of our reinsurance operations in May 2000. We also have investment commitments relating to our privately held investment in Trident II and Distribution Investors, LLC of approximately $17.5 million and $1 million, respectively. See note 11 under the caption "Investment Information" of the notes accompanying our consolidated financial statements. In addition, we have entered into a non-binding letter of intent for the acquisition of an excess and surplus lines insurer that would require the payment of approximately $20 million for the insurer, which has statutory surplus of approximately $17.5 million. Under the proposed terms of the transaction, the existing policies and other liabilities of the insurer would be reinsured or otherwise assumed by the seller.

      The ability of our regulated insurance subsidiaries to pay dividends or make distributions is dependent on their ability to meet applicable regulatory standards. Prior approval of the Bermuda Minister of Finance is required if any dividend payments or other distributions of Arch Re Bermuda would reduce its total statutory capital by 15% or more. Based on 2000 results, American Independent and First American Insurance Company (a subsidiary of ART Services) may not pay any significant dividends or distributions during 2001 without prior regulatory approval. Due to the distributions made by Arch Re in connection with the XL Capital share repurchase and our redomestication to Bermuda in 2000, Arch Re may not make any distributions without prior regulatory approval until December 2001.

      Consolidated cash flows used for operating activities for the six months ended June 30, 2001 and 2000 were approximately $292,000 and $8,000, respectively. Cash flows are provided by premiums collected, fee income, investment income (excluding net realized investment gains) and collected reinsurance receivable balances, offset by reinsurance premiums payable, claim payments and operating costs.

      We expect that our operational needs for the foreseeable future (including any funding required for any possible acquisitions) will be met by our balance of cash and short-term investments, as well as by funds generated from investment income and proceeds on the sale or maturity of our investments. We continuously investigate possible acquisitions of new businesses in support of our strategy and evaluate the retention or disposition of our existing subsidiaries and investments. Accordingly, we intend to make further acquisitions, and it is possible that divestitures and changes in capital structure could occur. In that connection, we may need to secure additional financing to carry out our business plan. We cannot assure you that we will be successful in obtaining any such financing or in the implementation of our business plan.

      We are subject to certain contingencies relating to the sale of our reinsurance operations on May 5, 2000, as described in note 8 under the caption "Contingencies Relating to Sale of Reinsurance Operations" of the notes accompanying our consolidated financial statements.

                              RESULTS OF OPERATIONS

      NET INCOME

      The following net income amounts have been restated for all periods prior to the 2001 second quarter as a result of our acquisition of the remaining ownership interests in ART Services. See note 4, note 9, and note 11 of the notes accompanying our consolidated financial statements. Comparisons of our 2001 results of operations to prior year periods are not meaningful due to the changes in our business during 2000 and 2001, including (1) the sale of our reinsurance operations in May 2000, (2) the reorganization transaction completed in November 2000, (3) our acquisition activity, and (4) the establishment of Arch Re Bermuda.

      For the 2001 second quarter, we reported after-tax operating income, which excludes net realized investment gains and losses and equity in net income of investees, of $2.8 million, or $0.21 per share, compared to an operating loss of $1.0 million, or $0.08 per share, in the 2000 second quarter. For the six months ended June 30, 2001, after-tax operating income was $4.1 million, or $0.32 per share, compared to an operating loss for the comparable 2000 period of $14.3 million, or $1.03 per share.

      For the 2001 second quarter, we reported net income of $8.4 million, or $0.65 per share, compared with a net loss of $2.6 million, or $0.21 per share, for the 2000 second quarter. The 2001 second quarter net income included after-tax net realized investment gains of $5.7 million, or $0.44 per share, compared with after-tax net realized investment losses of $239,000, or $0.02 per share, for the 2000 second quarter.

      For the six months ended June 30, 2001, we reported net income of $16.4 million, or $1.28 per share, compared with net income of $5.1 million, or $0.36 per share, for the comparable period in 2000. Net income for the six months ended June 30, 2001 included after-tax net realized gains of $11.8 million, or $0.92 per share, compared with after-tax net realized investment gains of $20.9 million, or $1.49 per share for the six months ended June 30, 2000.

      SEGMENT DATA

      Statement of Financial Accounting Standard No. 131 requires certain disclosures about operating segments in a manner that is consistent with how management evaluates the performance of the segment. Our two operating segments include insurance and merchant banking. See note 13 under the caption "Segment Information" of the notes accompanying our consolidated financial statements.

      On February 28, 2001, we completed our acquisition of AIHC, a specialty property and casualty insurance holding company that, through its subsidiaries, markets and underwrites nonstandard personal automobile liability and physical damage lines of insurance, primarily in Pennsylvania, as well as in Maryland and Delaware. For the six months ended June 30, 2001, substantially all of the revenues and expenses of our insurance operating segment were generated by AIHC. For the period extending from the acquisition date through June 30, 2001, AIHC's insurance revenues consisted of net earned premiums of $7.2 million and fee income of $3.4 million, and losses incurred were $7.0 million. Commissions related to direct policy acquisition costs and certain underwriting expenses were offset by commission income received in connection with ceded premiums. Through June 30, 2001, AIHC's net contribution to our consolidated net income was $1.9 million.

      REINSURANCE

      In the normal course of business, our insurance subsidiaries cede a substantial portion of their premium through reinsurance agreements. Reinsurance recoverables are recorded as assets, which is predicated on the reinsurers' ability to meet their obligations under the reinsurance agreements. If the reinsurers are unable to satisfy their obligations under the agreements, our insurance subsidiaries would be liable for such defaulted amounts.

      BOOK VALUE PER SHARE

      At June 30, 2001, after giving effect to the restatement, our consolidated shareholders' equity was $271.7 million, or $21.12 per share, compared with $272.3 million, or $21.43 per share, at December 31, 2000. Consolidated shareholders' equity included a $6.4 million, or $0.50 per share, decline in book value resulting from a decrease in the company's investment portfolio for the six months ended June 30, 2001. On a diluted basis, book value per share was $20.93 at June 30, 2001, compared with $21.42 at December 31, 2000, as restated.

      NET INVESTMENT INCOME

      After-tax net investment income for the 2001 second quarter was $2.7 million, compared with $2.9 million for the 2000 second quarter. For the first half of 2001, after-tax net investment income was $5.7 million, compared with $6.6 million for the comparable prior year period. The decrease in net investment income in 2001 compared with 2000 primarily reflected the decline in our average invested asset base resulting from the sale of Arch Re's reinsurance operations in May 2000, partially offset by a decrease in investment expenses and higher overall investment yields. Our yields have moderately increased as proceeds from the sales of public equity securities have been allocated into short-term investments over the last several quarterly periods.

      For the three and six month periods ended June 30, 2001 and 2000, our sources of net realized investment gains (losses) were as follows (in thousands):


                                        THREE MONTHS ENDED          SIX MONTHS ENDED
                                             JUNE 30,                    JUNE 30,
                                        2001          2000          2001          2000
                                      --------      --------      --------      --------
                                                                               (Restated)
Fixed maturities                      ($ 2,160)     ($   541)     ($ 2,107)     ($ 2,940)
Publicly traded equity securities       12,015           174        20,966        35,533
Privately held securities                 (250)                        250          (487)
                                      --------      --------      --------      --------
Total                                 $  9,605      ($   367)     $ 18,609      $ 32,106
                                      ========      ========      ========      ========



      During the six months ended June 30, 2001, we disposed of, or reduced our position in, several publicly traded equity security investments, producing a net realized gain of $21.0 million. We also realized losses in our high yield portfolio of $2.4 million.

      For the first six months of 2001, the decline in after-tax net unrealized depreciation of investments of $18.3 million reflects the sales described above, coupled with a decline in market prices in the insurance sector of the public equity markets and our high yield fixed maturity investments.

      INVESTMENTS

      We seek to acquire operating companies in support of our business plan of building a diversified financial services company. Our success depends to a large extent on the operations, financial condition and management of the companies with which we may merge or which we may acquire in whole or in part.

      At June 30, 2001, consolidated cash and invested assets totaled approximately $280.2 million, consisting of $77.7 million of cash and short-term investments, $141.4 million of publicly traded fixed maturity investments, $21.9 million of fixed maturities held in escrow, $3.2 million of publicly traded equity securities, and $36.0 million of privately held securities.

      At June 30, 2001, approximately 86% of our fixed maturity and short-term investments were rated investment grade by Moody's or Standard & Poor's and had an average quality rating of A+ and an average duration of approximately three years. The remainder of our fixed maturity investments were high yield securities, as described below.

      In November 2000, we liquidated our high yield portfolio in connection with our reorganization transaction and, in January 2001, we began to reinvest approximately $35 million of cash in high yield fixed maturity investments. During the first six months of 2001, the high yield portfolio significantly underperformed its benchmark. After two of the issuers in the telecommunications sector included in our high yield portfolio had defaulted, we determined to exit this asset class to eliminate our exposure to possible further defaults within this sector, and to reduce volatility in our financial results. At June 30, 2001, we had approximately $19.6 million of such funds invested in high yield securities, with an average quality rating of BB- and an average duration of 3.3 years. As of July 31, 2001, we have completed the liquidation of our high yield portfolio and such proceeds were reinvested in short duration securities. Cumulative realized losses from January 1, 2001 through July 31, 2001 were approximately $2.9 million.

      During the first six months in 2001, we liquidated substantially all of our publicly traded equity portfolio. The proceeds from the sales, which amounted to approximately $43 million, were reinvested in short duration securities. The liquidation was completed in order to (1) reduce our concentration risk in a limited number of issuers in the insurance sector, (2) make additional funds available for future acquisitions, and (3) reduce volatility in our financial results. These sales generated realized gains of approximately $21.0 million, which were offset by approximately $2.2 million of realized losses from sales in our high yield portfolio through June 30, 2001.

      Investments included in our private portfolio include securities issued by privately held companies that are generally restricted as to resale or are otherwise illiquid and do not have readily ascertainable market values. The risk of investing in such securities is generally greater than the risk of investing in securities of widely held, publicly traded companies. Lack of a secondary market and resale restrictions may result in an inability by us to sell a security at a price that would otherwise be obtainable if such restrictions did not exist and may substantially delay the sale of a security we seek to sell. Variability and declines in our results of operations could be exacerbated by certain private equity investments that are accounted for under the equity method.

      At June 30, 2001, our private equity portfolio consisted of eight investments, with additional investment portfolio commitments in an aggregate amount of approximately $22.0 million.

      See note 11 under the caption "Investment Information" of the notes accompanying our consolidated financial statements for certain information regarding our publicly traded and privately held securities and their carrying values, and commitments made by us relating to our privately held securities.

      On February 28, 2001, we completed a reorganization transaction pursuant to which we acquired all of the common stock of AIHC, one of our investee companies. On June 22, 2001, we completed the acquisition of the remaining ownership interests in ART Services, another of our investee companies. See note 4, note 9 and note 11 of the notes accompanying our consolidated financial statements.

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

      MARKET SENSITIVE INSTRUMENTS AND RISK MANAGEMENT

      In accordance with the SEC's Financial Reporting Release No. 48, we performed a sensitivity analysis to determine the effects that market risk exposures could have on the future earnings, fair values or cash flows of our financial instruments as of December 31, 2000. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our 2000 Annual Report on Form 10-K/A.) Market risk represents the risk of changes in the fair value of a financial instrument and is comprised of several components, including liquidity, basis and price risks. At June 30, 2001, there have been no material changes in market risk exposures that affect the quantitative and qualitative disclosures presented as of December 31, 2000.

      INCOME TAXES

      Upon our redomestication to Bermuda, Arch-U.S. distributed substantially all of its public equity portfolio to its Bermuda parent, ACGL, at the current market values and realized gains for tax purposes of $21.0 million. The associated income tax expense of $7.4 million reduced Arch-U.S.'s net operating loss carryforwards by such amount. However, for financial reporting purposes, since the securities have not been sold to an unrelated third party, the realized gain has been deferred and was reported as unrealized appreciation in our consolidated financial statements. Accordingly, the income tax expense was also deferred and reduced unrealized appreciation in our consolidated financial statements.

      Income tax expense for the six months ended June 30, 2001 was $7.5 million, which included recognizing $6.9 million of the deferred taxes described above relating to the investment gains realized during the period. This compares to income tax expense for the six months ended June 30, 2000 of $18.5 million, of which $10.2 million related to the establishment of a valuation allowance totaling $13.3 million against the deferred tax asset during that period.

      As of June 30, 2001, we have a deferred income tax asset valuation allowance of $17.5 million that adjusts our deferred income tax asset to its estimated realizable value of approximately $7.9 million.

      See note 12 under the caption "Income Taxes" of the notes accompanying our consolidated financial statements.

INVESTMENT COMPANY ACT CONSIDERATIONS

      In light of developments in our business plan, including the establishment of Arch Re Bermuda and our acquisition of ART Services, we believe that it is no longer necessary for the company to apply for an exemption from regulation under the Investment Company Act of 1940 and, accordingly, the company has withdrawn its previously reported application to the SEC requesting exemptive relief.

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

      o the failure of reinsurers or others to meet their obligations to our insurance subsidiaries in connection with losses relating to their insurance businesses;

      o     general economic and market conditions;

      o     changes in interest rates;

      o     regulatory changes and conditions;

      o     rating agency policies and practices; and

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The 2001 Annual Meeting of Shareholders ("Annual Meeting") of the Company was held on June 7, 2001.

(b) Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition to management's nominees as listed in the Company's proxy statement, dated April 30, 2001 (the "Proxy Statement").

(c) The shareholders of the Company (1) re-elected the Class III Directors to hold office until the 2004 annual meeting of shareholders and until their successors are elected and qualified, (2) elected directors of the Company's non-U.S. subsidiaries as described in the Proxy Statement, and
      (3) ratified the selection of PricewaterhouseCoopers as independent accountants for the fiscal year ending December 31, 2001. Set forth below are the voting results for these proposals. These results reflect the application of the limitation on voting set forth in the Company's bye-laws, as described in the Proxy Statement (assuming for purposes of applying this limitation, that each shareholder jointly filing a Schedule 13G with respect to the Company's shares voted "For" each proposal and that such joint filers are considered part of a "group" within the meaning of Section 13(d)(3) of the Securities Exchange Act). This voting limitation is designed to prevent the Company from being characterized as a controlled foreign corporation under the U.S. Internal Revenue Code, which could cause U.S. persons owing 10% or more of the Company's shares to suffer adverse tax consequences.

      ELECTION OF CLASS III DIRECTORS OF THE COMPANY


                                  FOR             WITHHELD
                                  ---             --------
       Robert Clements             9,677,337      53,100
       Michael P. Esposito, Jr.    9,673,337      57,100
       Mark D. Mosca               9,677,337      53,100


      ELECTION OF DIRECTORS OF NON-U.S. SUBSIDIARIES

      NON-U.S. SUBSIDIARIES OTHER THAN BERMUDA INSURANCE OR BARBADOS
      SUBSIDIARIES


                                  FOR             WITHHELD
                                  ---             --------
       Peter A. Appel              9,677,337      53,100
       W. Marston Becker           9,677,337      53,100
       Robert Clements             9,677,337      53,100

       BERMUDA INSURANCE SUBSIDIARIES


                                  FOR             WITHHELD
                                  ---             --------
       Graham B. Collis           9,677,337       53,100
       Joseph N. King             9,677,337       53,100
       Debra M. O'Connor          9,677,337       53,100


       BARBADOS SUBSIDIARIES


                                  FOR             WITHHELD
                                  ---             --------
       Debra M. O'Connor          9,677,337       53,100
       Steven K. Parker           9,677,337       53,100
       Robert C. Worme            9,677,337       53,100


 RATIFICATION OF SELECTION OF PRICEWATERHOUSECOOPERS AS INDEPENDENT ACCOUNTANTS


            FOR                     AGAINST                 ABSTAIN
            ---                     -------                 -------
        10,347,912                    21,000                   2,000

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS.

      EXHIBIT NO.              DESCRIPTION
      -----------       -------------------------------------------------------

          15 Accountants' Awareness Letter (regarding unaudited interim financial information)

(b)   REPORTS ON FORM 8-K.

      The Company filed reports on Form 8-K during the three-month period ended June 30, 2001 on (1) May 14, 2001 to file required financial information relating to the Company's acquisition of American Independent Insurance Holding Company and (2) July 6, 2001 to report the closing of the Company's acquisition of Arch Risk Transfer Services, Ltd. ("ART Services"). The Company also filed a report on Form 8-K/A on August 7, 2001 to file required financial information relating to such acquisition of ART Services.

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

                                            ARCH CAPITAL GROUP LTD.
                                            ------------------------------------
                                            (REGISTRANT)




                                            /s/ Peter A. Appel
                                            ------------------------------------
Date:  August 14, 2001                      Peter A. Appel
                                            President & Chief Executive Officer




                                            /s/ Debra M. O'Connor
                                            ------------------------------------
Date:  August 14, 2001                      Debra M. O'Connor
                                            Senior Vice President, Controller &
                                            Treasurer

                                  EXHIBIT INDEX


EXHIBIT NO.              DESCRIPTION
-----------       -------------------------------------------------------------

    15 Accountants' Awareness Letter (regarding unaudited interim financial information)