Form 10-Q
period 2001-09-30
ARCH CAPITAL GROUP LTD
filed 2001-11-14
CIK 947484

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended September 30, 2001
                                       Or
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes |X|   No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common shares.

            CLASS                              OUTSTANDING AT SEPTEMBER 30, 2001
            -----                              ---------------------------------
Common Shares, $0.01 par value                            12,868,158

================================================================================

                             ARCH CAPITAL GROUP LTD.

                                      INDEX

                                                                        Page No.
                                                                        --------

PART I.  FINANCIAL INFORMATION

ITEM 1 -- CONSOLIDATED FINANCIAL STATEMENTS

Review Report of Independent Accountants                                     1

Consolidated Balance Sheet                                                   2
  September 30, 2001 and December 31, 2000

Consolidated Statement of Income                                             3
  For the three and nine month periods ended September 30, 2001 and 2000

Consolidated Statement of Shareholders' Equity and Comprehensive Income      4
  For the nine month periods ended September 30, 2001 and 2000

Consolidated Statement of Cash Flows                                         5
  For the nine month periods ended September 30, 2001 and 2000

Notes to Consolidated Financial Statements                                   6

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS                                                   25

ITEM 3 -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK        30

PART II.  OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS                                                 31

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K                                  31

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Arch Capital Group Ltd.:

We have reviewed the accompanying consolidated balance sheet of Arch Capital Group Ltd. and its subsidiaries as of September 30, 2001, and the related consolidated statements of income, of changes in shareholders' equity and comprehensive income and of cash flows for each of the nine-month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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


/s/ PricewaterhouseCoopers
PricewaterhouseCoopers
Hamilton, Bermuda
November 13, 2001

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                            (UNAUDITED)
                                                                            SEPTEMBER 30,   DECEMBER 31,
                                                                                2001            2000
                                                                            ------------    ------------
                                                                                             (RESTATED)
ASSETS
Investments:
Fixed maturities (amortized cost: 2001, $125,074; 2000, $37,849)                $128,700         $38,475
Publicly traded equity securities (cost: 2001, $2,656; 2000, $24,987)              3,506          51,322
Privately held securities (cost: 2001, $35,873; 2000, $57,913)                    35,925          56,418
Securities held in escrow (amortized cost: 2001, $22,073; 2000, $20,887)          22,093          20,970
Short-term investments                                                            85,928          97,387
                                                                            ------------    ------------
Total investments                                                                276,152         264,572
                                                                            ------------    ------------

Cash                                                                              14,671          11,481
Accrued investment income                                                          2,228           1,432
Premiums receivable                                                               64,791
Unpaid claims and claims expenses recoverable                                     87,695
Paid claims and claims expenses recoverable                                        8,927
Prepaid reinsurance premiums                                                      59,895
Reinsurance balances receivable                                                    3,610
Goodwill                                                                          26,587           6,111
Deferred income tax asset                                                          7,345           8,192
Deferred policy acquisition costs                                                  5,320
Other assets                                                                       8,334           4,119
                                                                            ------------    ------------
TOTAL ASSETS                                                                    $565,555        $295,907
                                                                            ============    ============

LIABILITIES
Claims and claims expenses                                                      $112,104
Unearned premiums                                                                 89,183
Reinsurance balances payable                                                      50,037
Reserve for contingent loss of escrowed assets                                    15,382         $15,000
Other liabilities                                                                 22,491           8,608
                                                                            ------------    ------------
TOTAL LIABILITIES                                                                289,197          23,608
                                                                            ------------    ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred shares, $0.01 par value:
50,000,000 shares authorized (none issued)
Common shares, $0.01 par value:
200,000,000 shares authorized
(issued:  2001, 12,868,158; 2000, 12,708,818)                                        129             127
Additional paid-in capital                                                       290,464         288,016
Deferred compensation under share award plan                                      (1,204)           (341)
Retained earnings (deficit)                                                      (16,341)        (33,626)
Accumulated other comprehensive income consisting of unrealized
appreciation (depreciation) of investments, net of income tax                      3,310          18,123
                                                                            ------------    ------------
TOTAL SHAREHOLDERS' EQUITY                                                       276,358         272,299
                                                                            ------------    ------------
Total Liabilities & Shareholders' Equity                                        $565,555        $295,907
                                                                            ============    ============

                 See Notes to Consolidated Financial Statements

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                  (UNAUDITED)                    (UNAUDITED)
                                                              THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                  SEPTEMBER 30,
                                                             2001            2000           2001            2000
                                                         ------------    ------------   ------------    ------------
                                                                          (RESTATED)                     (RESTATED)
REVENUES
Net premiums written                                          $14,448                        $24,005        ($10,604)
(Increase) decrease in unearned premiums                       (2,649)                        (5,008)         98,134
                                                         ------------    ------------   ------------    ------------
Net premiums earned                                            11,799                         18,997          87,530
Net investment income                                           2,509          $3,359          8,747          12,906
Net investment gains (losses)                                    (190)            728         18,419          32,834
Fee income                                                      3,524                          8,950
Net commission income                                                                          1,344
Equity in net income of investees                                 966             878          1,887           1,511
Gain on sale of reinsurance operations                                                                         2,191
                                                         ------------    ------------   ------------    ------------
TOTAL REVENUES                                                 18,608           4,965         58,344         136,972

EXPENSES
Claims and claims expenses                                      9,196                         16,267          76,263
Net commissions and brokerage                                     337                                         26,756
Other operating expenses                                        7,674           1,502         16,748           5,748
Foreign exchange loss                                                                                          1,159
                                                         ------------    ------------   ------------    ------------
TOTAL EXPENSES                                                 17,207           1,502         33,015         109,926

INCOME BEFORE INCOME TAXES                                      1,401           3,463         25,329          27,046

Income taxes:
Current                                                           627                            878
Deferred                                                         (118)          1,177          7,166          19,670
                                                         ------------    ------------   ------------    ------------
Income tax expense                                                509           1,177          8,044          19,670
                                                         ------------    ------------   ------------    ------------

NET INCOME                                                       $892          $2,286        $17,285          $7,376
                                                         ============    ============   ============    ============

AVERAGE SHARES OUTSTANDING
Basic                                                      12,864,790      12,402,693     12,828,180      13,429,315
Diluted                                                    12,897,846      12,405,101     12,842,765      13,430,612

Basic and diluted net income
per share                                                       $0.07           $0.18          $1.35           $0.55

                 See Notes to Consolidated Financial Statements

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
     CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

                                                                                                             (UNAUDITED)
                                                                                                          NINE MONTHS ENDED,
                                                                                                            SEPTEMBER 30,
                                                                                                         2001          2000
                                                                                                      ----------    ----------
                                                                                                                    (RESTATED)
COMMON SHARES
Balance at beginning of year                                                                                $127          $171
Common shares issued                                                                                           2             1
                                                                                                      ----------    ----------
Balance at end of period                                                                                     129           172
                                                                                                      ----------    ----------

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of year                                                                             288,016       342,034
Common shares issued                                                                                       2,496         1,341
Common shares retired                                                                                        (48)
                                                                                                      ----------    ----------
Balance at end of period                                                                                 290,464       343,375
                                                                                                      ----------    ----------

DEFERRED COMPENSATION UNDER SHARE AWARD PLAN
Balance at beginning of year                                                                                (341)         (317)
Restricted common shares issued                                                                           (1,772)       (1,122)
Compensation expense recognized                                                                              909           797
                                                                                                      ----------    ----------
Balance at end of period                                                                                  (1,204)         (642)
                                                                                                      ----------    ----------

RETAINED EARNINGS (DEFICIT)
Balance at beginning of year, as previously reported                                                     (30,916)      (22,175)
Adjustment to retroactively adopt the equity method of accounting for the original
  investment in ART Services                                                                              (2,710)       (3,439)
                                                                                                      ----------    ----------
Balance at beginning of year, as adjusted                                                                (33,626)      (25,614)
Net income                                                                                                17,285         7,376
                                                                                                      ----------    ----------
Balance at end of period                                                                                 (16,341)      (18,238)
                                                                                                      ----------    ----------

TREASURY SHARES, AT COST
Balance at beginning of year                                                                                              (387)
Purchase of treasury shares                                                                                  (48)      (59,415)
Retirement of treasury shares                                                                                 48
                                                                                                      ----------    ----------
Balance at end of period                                                                                               (59,802)
                                                                                                      ----------    ----------

ACCUMULATED OTHER COMPREHENSIVE INCOME
UNREALIZED APPRECIATION (DEPRECIATION) OF INVESTMENTS, NET OF INCOME TAX
Balance at beginning of year                                                                              18,432        27,188
Adjustment to retroactively adopt the equity method of accounting for the original
  investment in ART Services                                                                                (309)         (745)
                                                                                                      ----------    ----------
Balance at beginning of year, as adjusted                                                                 18,123        26,443
Change in unrealized appreciation (depreciation)                                                         (14,813)      (25,205)
                                                                                                      ----------    ----------
Balance at end of period                                                                                   3,310         1,238
                                                                                                      ----------    ----------

TOTAL SHAREHOLDERS' EQUITY                                                                              $276,358      $266,103
                                                                                                      ==========    ==========
COMPREHENSIVE INCOME (LOSS)
  Net income                                                                                             $17,285        $7,376
  Other comprehensive income (loss), net of tax
    Unrealized appreciation (depreciation) of investments:
      Unrealized holding gains (losses) arising during period                                             (3,275)       (3,862)
      Less: reclassification adjustment for net realized gains included in net income                    (11,538)      (21,343)
                                                                                                      ----------    ----------
  Other comprehensive income (loss)                                                                      (14,813)      (25,205)
                                                                                                      ----------    ----------
Comprehensive Income (Loss)                                                                               $2,472      ($17,829)
                                                                                                      ==========    ==========

                 See Notes to Consolidated Financial Statements

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                            (UNAUDITED)
                                                                                                         NINE MONTHS ENDED,
                                                                                                            SEPTEMBER 30,
                                                                                                         2001          2000
                                                                                                      ----------    ----------
                                                                                                                    (RESTATED)
OPERATING ACTIVITIES
Net income                                                                                               $17,285        $7,376
  Adjustments to reconcile net income
  to net cash provided by operating activities:
   Liability for claims and claims expenses                                                                6,905         7,069
   Unearned premiums                                                                                       9,202        (5,226)
   Premiums receivable                                                                                   (14,027)       10,733
   Accrued investment income                                                                                 162           664
   Reinsurance recoverables                                                                               (9,875)      (11,093)
   Reinsurance balances payable                                                                            3,569        (5,121)
   Deferred policy acquisition costs                                                                        (984)          344
   Net investment gains                                                                                  (18,419)      (24,331)
   Deferred income tax asset                                                                               7,337         5,386
   Other liabilities                                                                                      (3,160)        7,718
   Other items, net                                                                                        5,709         8,541
                                                                                                      ----------    ----------
NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES                                                       3,704         2,060
                                                                                                      ----------    ----------

INVESTING ACTIVITIES
Purchases of fixed maturity investments                                                                  (90,334)      (96,915)
Sales of fixed maturity investments                                                                       85,084       221,323
Purchases of equity securities                                                                                         (18,233)
Sales of equity securities                                                                                43,504        77,853
Net purchases of short-term investments                                                                   (3,039)     (120,997)
Sales or disposal (purchases) of furniture and equipment                                                    (912)            6
Proceeds from sale of reinsurance operations                                                                               517
Acquisition of American Independent Insurance Holding Company, net of cash                                  (225)
Acquisition of ART Services, net of cash                                                                 (34,211)
                                                                                                      ----------    ----------
NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES                                                        (133)       63,554
                                                                                                      ----------    ----------

FINANCING ACTIVITIES
Common shares issued                                                                                          90           100
Purchase of treasury shares                                                                                  (48)      (59,415)
Debt retirement                                                                                             (423)
                                                                                                      ----------    ----------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                                                        (381)      (59,315)
                                                                                                      ----------    ----------

Increase in cash                                                                                           3,190         6,299
Cash beginning of year                                                                                    11,481         9,457
                                                                                                      ----------    ----------
CASH END OF PERIOD                                                                                       $14,671       $15,756
                                                                                                      ==========    ==========

                 See Notes to Consolidated Financial Statements

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

      Arch Capital Group Ltd. ("ACGL") is a Bermuda-based insurance and financial services company. In October 2001, ACGL announced the launch of an underwriting initiative to meet current and future demand in the global insurance marketplace and a related $763.15 million financing transaction to support this initiative. The financing will raise ACGL's total invested capital to over $1 billion and is subject to customary closing conditions. See Note 15.

      ACGL was formed in September 2000 and became the sole shareholder of Arch Capital Group (U.S.) Inc. ("Arch-U.S.") pursuant to an internal reorganization transaction completed in November 2000, as described below. Arch-U.S. is a Delaware company formed in March 1995 under the original name of "Risk Capital Holdings, Inc." Arch-U.S. commenced operations in September 1995 following the completion of its initial public offering. Prior to May 5, 2000, Arch-U.S. provided reinsurance and other forms of capital for insurance companies through its wholly owned subsidiary, Arch Reinsurance Company ("Arch Re"), a Nebraska corporation formed in 1995 under the original name of "Risk Capital Reinsurance Company." On May 5, 2000, Arch-U.S. sold the reinsurance operations of Arch Re to Folksamerica Reinsurance Company ("Folksamerica").

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

      As used below, the "Company" means ACGL and its subsidiaries, except when referring to periods prior to November 8, 2000, when it means Arch-U.S. and its subsidiaries. Similarly, "Common Shares" means the common shares, par value $0.01, of ACGL, except when referring to periods prior to November 8, 2000, when it means the common stock of Arch-U.S.

      The Common Shares of ACGL are traded on the Nasdaq National Market under the symbol "ACGL." Class A warrants to purchase an aggregate of 2,531,079 Common Shares and Class B warrants to purchase an aggregate of 1,920,601 Common Shares were issued in connection with the Company's initial public offering in September 1995. Class A warrants are immediately exercisable at $20 per share and expire September 19, 2002. Class B warrants will become exercisable at $20 per share after the Common Shares have traded at or above $30 per share for 20 out of 30 consecutive trading days or a change of control (as defined in the Class B warrants) has occurred. The Class B warrants expire on September 19, 2005. See Note 15.

2. GENERAL

      The interim consolidated financial statements have been prepared in conformity with generally accepted accounting principles ("GAAP") in the United States and include the accounts of ACGL, Arch Reinsurance Ltd. ("Arch Re Bermuda"), Arch-U.S., Hales & Company Inc. ("Hales"), American Independent Insurance Holding Company ("AIHC"), Arch Risk Transfer Services Ltd., formerly known as Altus Holdings, Ltd. ("ART Services"), Arch Re and Cross River Insurance Company ("Cross River"). All intercompany transactions and balances have been eliminated in consolidation. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. GENERAL (CONT'D.)

estimates. In the opinion of management, the accompanying interim consolidated financial statements reflect all adjustments necessary (consisting of normal recurring accruals) for a fair presentation of results on an interim basis. The results of any interim period are not necessarily indicative of the results for a full year or any future periods.

3. RECLASSIFICATIONS

      Certain amounts in the 2000 consolidated financial statements have been reclassified to conform to the 2001 presentation. Such reclassifications had no effect on the Company's net income, shareholders' equity or cash flows.

4. RESTATEMENT

      The Company filed with the Securities and Exchange Commission ("SEC") an amended Form 10-K for the year ended December 31, 2000 and an amended Form 10-Q for the quarter ended March 31, 2001 to restate the financial statements included in such filings, as described below. The accompanying consolidated financial statements include the effects of the required restatement for the quarterly and year-to-date periods ended September 30, 2000, and should be read in conjunction with the restated financial statements contained in such amended SEC filings.

      On June 22, 2001, the Company completed its acquisition of all of the remaining ownership interests in one of its investee companies, ART Services. After the Company's acquisition of its initial 27.9% ownership interest in ART Services in March 1998, the investment was carried at its estimated fair value from the initial purchase through March 31, 2001 in accordance with generally accepted accounting principles. The Company accounted for its initial interest in ART Services under "fair value" because the Company did not have the ability to exercise significant influence over this investment due to the Company's limited voting and consent rights. Upon the closing of the Company's acquisition of ART Services, the Company was required under generally accepted accounting principles governing a "step acquisition" of an investee company to retroactively adopt the equity method of accounting for its original 27.9% ownership interest in ART Services for the periods prior to the acquisition and to restate its historical financial results. The required change to the equity method of accounting for this investment resulted in a reduction in the Company's book value at September 30, 2001 in the amount of $3.5 million, or $0.27 per share, and decreased net income by $475,000, or $0.04 per share, for the nine months ended September 30, 2001. Restating net income previously reported resulted in an increase in net income of $27,000 and $1.9 million, or $0.14 per share, for the 2000 third quarter and the nine months ended September 30, 2000, respectively. See also Note 9 and Note 11.

      The principal effects of these changes on the September 30, 2000 financial statements are presented below and in the 2000 financial statements as follows (in thousands, except per share data):

                                                       THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                       SEPTEMBER 30, 2000                  SEPTEMBER 30, 2000
                                                ----------------------------------  ----------------------------------
                                                      AS           AS PREVIOUSLY          AS           AS PREVIOUSLY
                                                   RESTATED          REPORTED          RESTATED          REPORTED
                                                ---------------   ----------------  ----------------  ----------------
Net investment gains (losses)                           $728              $728           $32,834           $29,661
Equity in net income of investees                        878               837             1,511             1,820
Income before income taxes                             3,463             3,422            27,046            24,182
Income tax expense                                     1,177             1,163            19,670            18,667
Net income (loss)                                     $2,286            $2,259            $7,376            $5,515

Basic and diluted net income (loss) per share          $0.18             $0.18             $0.55             $0.41

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. RESTATEMENT (CONT'D.)

CONSOLIDATED BALANCE SHEET:                                                     DECEMBER 31, 2000
(IN THOUSANDS, EXCEPT SHARE DATA)                                        -----------------------------
                                                                             AS          AS PREVIOUSLY
                                                                           RESTATED         REPORTED
                                                                         ------------    -------------
ASSETS
Investments:
Fixed maturities (amortized cost: $37,849)                                    $38,475          $38,475
Publicly traded equity securities (cost: $24,987)                              51,322           51,322
Privately held securities (cost: restated, $57,913; original, $60,623)         56,418           59,437
Securities held in escrow (amortized cost: $20,887)                            20,970           20,970
Short-term investments                                                         97,387           97,387
                                                                         ------------    -------------
Total investments                                                             264,572          267,591
                                                                         ------------    -------------

Cash                                                                           11,481           11,481
Accrued investment income                                                       1,432            1,432
Premiums receivable
Unpaid claims and claims expenses recoverable
Paid claims and claims expenses recoverable
Prepaid reinsurance premiums
Reinsurance balances receivable
Goodwill                                                                        6,111            6,111
Deferred income tax asset                                                       8,192            8,192
Deferred policy acquisition costs
Other assets                                                                    4,119            4,119
                                                                         ------------    -------------
TOTAL ASSETS                                                                 $295,907         $298,926
                                                                         ============    =============

LIABILITIES
Claims and claims expenses
Unearned premiums
Reinsurance balances payable
Reserve for contingent loss of escrowed assets                                $15,000          $15,000
Other liabilities                                                               8,608            8,608
                                                                         ------------    -------------
TOTAL LIABILITIES                                                              23,608           23,608
                                                                         ------------    -------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred shares, $.01 par value:
50,000,000 shares authorized (none issued)
Common shares, $.01 par value:
200,000,000 shares authorized
(issued: 12,708,818)                                                              127              127
Additional paid-in capital                                                    288,016          288,016
Deferred compensation under share award plan                                     (341)            (341)
Retained earnings (deficit)                                                   (33,626)         (30,916)
Less treasury shares, at cost
Accumulated other comprehensive income consisting of unrealized
Appreciation of investments, net of income tax                                 18,123           18,432
                                                                         ------------    -------------
TOTAL SHAREHOLDERS' EQUITY                                                    272,299          275,318
                                                                         ------------    -------------
Total Liabilities & Shareholders' Equity                                     $295,907         $298,926
                                                                         ============    =============

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. RESTATEMENT (CONT'D.)

CONSOLIDATED STATEMENT OF INCOME
(IN THOUSANDS, EXCEPT SHARE DATA)

                                                  THREE MONTHS ENDED                NINE MONTHS ENDED
                                                  SEPTEMBER 30, 2000                SEPTEMBER 30, 2000
                                           -------------------------------   --------------------------------
                                                 AS         AS PREVIOUSLY          AS          AS PREVIOUSLY
                                              RESTATED         REPORTED         RESTATED          REPORTED
                                           --------------   --------------   --------------    --------------
REVENUES
Net premiums written                                                               ($10,604)         ($10,604)
(Increase) decrease in unearned premiums                                             98,134            98,134
                                           --------------   --------------   --------------    --------------
Net premiums earned                                                                  87,530            87,530
Net investment income                              $3,359           $3,359           12,906            12,906
Net investment gains                                  728              728           32,834            29,661
Fee income
Net commission income
Equity in net income of investees                     878              837            1,511             1,820
Gain on sale of reinsurance operations                                                2,191             2,191
                                           --------------   --------------   --------------    --------------
TOTAL REVENUES                                      4,965            4,924          136,972           134,108

EXPENSES
Claims and claims expenses                                                           76,263            76,263
Net commissions and brokerage                                                        26,756            26,756
Other operating expenses                            1,502            1,502            5,748             5,748
Foreign exchange loss                                                                 1,159             1,159
                                           --------------   --------------   --------------    --------------
TOTAL EXPENSES                                      1,502            1,502          109,926           109,926

INCOME BEFORE INCOME TAXES                          3,463            3,422           27,046            24,182

Income taxes:
Current
Deferred                                            1,177            1,163           19,670            18,667
                                           --------------   --------------   --------------    --------------
Income tax expense                                  1,177            1,163           19,670            18,667
                                           --------------   --------------   --------------    --------------

NET INCOME                                         $2,286           $2,259           $7,376            $5,515
                                           ==============   ==============   ==============    ==============

AVERAGE SHARES OUTSTANDING
Basic                                          12,402,693       12,402,693       13,429,315        13,429,315
Diluted                                        12,405,101       12,405,101       13,430,612        13,430,612

Basic and diluted net income per share              $0.18            $0.18            $0.55             $0.41

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

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. ACCOUNTING PRONOUNCEMENTS (CONT'D.)

      SFAS No. 142 changes the accounting for goodwill and other intangible assets in business combinations from an amortization method to an impairment-only approach. This change provides investors with greater transparency regarding the economic value of goodwill and its impact on earnings. The adoption of SFAS No. 142 will result in the Company's discontinuation of amortization of its goodwill beginning in 2002. The Company will continue to be required to test goodwill for impairment under the new standard, which could have an adverse effect on future results of operations to the extent an impairment exists. Under SFAS No. 142, goodwill recorded after June 30, 2001 will not be amortized. Goodwill recorded prior to July 1, 2001 will continue to be amortized until the Company adopts SFAS No. 142 on January 1, 2002. The Company is currently in the process of assessing the effect of the adoption of SFAS 142 on its results of operations, financial condition and liquidity.

6. GOODWILL

      Goodwill of acquired businesses represents the difference between purchase cost and the fair value of the net assets of the acquired businesses and is amortized on a straight-line basis over the expected life of the related operations acquired, which generally does not exceed 15 years. See Note 5. The Company recorded goodwill relating to its acquisitions of Hales, AIHC and ART Services and has not allocated any amounts to other intangible assets relating to such acquisitions. The Company evaluates the recoverability of the carrying value of goodwill relating to acquired businesses on an undiscounted basis to ensure it is properly valued. If it is determined that an impairment exists, the excess of the unamortized balance will be charged to earnings at that time. The carrying amount of goodwill at September 30, 2001 was $26.6 million, consisting of $5.8 million, $14.0 million and $6.8 million, respectively, relating to the acquisitions of Hales, AIHC and ART Services. At December 31, 2000, goodwill consisted of $6.1 million relating to the acquisition of Hales. Amortization of goodwill for the nine months ended September 30, 2001 was $979,000, or $0.08 per share.

7. RELATED PARTY TRANSACTION

      In June 2001, Arch Re Bermuda entered into a retroactive loss portfolio transfer agreement with American Independent Insurance Company ("American Independent"), a wholly owned subsidiary of AIHC, pursuant to which Arch Re Bermuda reinsured 100% of all unpaid losses and loss adjustment expenses on the transferred policies in excess of a $4.0 million retention. Pursuant to the agreement, American Independent transferred approximately $14.7 million to Arch Re Bermuda, which is equal to the amount reserved by American Independent for such liabilities, less $4.0 million. The impact of this transaction is eliminated in the Company's consolidated financial statements. See Note 9.

8. CONTINGENCIES RELATING TO SALE OF REINSURANCE OPERATIONS

      Under the terms of the agreement relating to the sale of the Company's reinsurance operations to Folksamerica on May 5, 2000, the Company placed $20.0 million of the purchase price in escrow for a period of five years. Such amounts represent restricted funds that appear under a separate caption entitled "Securities held in escrow" on the Company's consolidated balance sheet at September 30, 2001. These funds will be used to reimburse Folksamerica if the loss reserves (which were $32.3 million at the closing of the asset sale) transferred to it in the asset sale relating to business produced on behalf of Arch Re by a certain managing underwriting agency are deficient as measured at the end of such five-year period or to satisfy certain indemnity claims Folksamerica may have during such period. In connection with the escrow arrangement, the Company will record a loss in an amount equal to any probable deficiency in the related reserve that may become known during or at the end of the five-year period, plus accrued interest income on the amount of any such deficiency. If such loss reserves are redundant at the end of the five year period, all of the escrowed funds will be released from escrow to the Company and Folksamerica will pay the Company an amount equal to such redundancy.

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. CONTINGENCIES RELATING TO SALE OF REINSURANCE OPERATIONS (CONT'D.)

      As required under the agreement, Folksamerica reported to the Company that adverse development had occurred in the loss reserves subject to the Folksamerica escrow agreement for the period from May 5, 2000 to December 31, 2000. Based on such information and an independent actuarial analysis, the Company recorded in the 2000 fourth quarter a loss contingency of $15.0 million, on a pre-tax basis, to recognize a probable deficiency in such reserves. The actuarial analysis was based on estimates of claims and claims expenses incurred as of December 31, 2000 and, therefore, the amount ultimately paid may be more or less than such estimate. As of September 30, 2001, there have been no changes to the Company's reserve for contingent loss of the escrowed assets based on information reported to the Company by Folksamerica through such date, except for an increase equal to accrued interest income on the loss contingency amount.

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

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. ACQUISITIONS

      ARCH RISK TRANSFER SERVICES LTD.

      On June 22, 2001, the Company completed the acquisition of all of the remaining ownership interests in one of its investee companies, ART Services, for a purchase price of approximately $38.8 million. The purchase price consisted of approximately $38.4 million in cash and 24,200 ACGL Common Shares. Upon the closing of the acquisition, the Company was required under generally accepted accounting principles governing a "step acquisition" of an investee company to retroactively adopt the equity method of accounting for its original minority ownership interest in ART Services for the periods prior to the acquisition and to restate its historical financial results. See Note 4 and Note 11.

      Through its wholly owned subsidiaries, including First American Insurance Company ("First American"), an admitted insurer with licenses in 49 states and an A.M. Best rating "A- (Excellent)", ART Services provides insurance and alternative risk transfer services through rent-a-captive and other facilities.

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

      In connection with the loans the Company had previously made to AIHC, the Company had obtained rights to provide reinsurance to AIHC's subsidiary, American Independent, for specified periods, which rights had been transferred to Folksamerica in the asset sale on May 5, 2000. In connection with the Company's acquisition of AIHC, Folksamerica released American Independent from these reinsurance commitments at a cost to American Independent of $1.5 million. See Note 7 regarding a retroactive loss portfolio transfer agreement entered into by American Independent and Arch Re Bermuda in June 2001.

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. ACQUISITIONS (CONT'D.)

      PRO FORMA FINANCIAL INFORMATION

      The following unaudited pro forma financial information for the nine months ended September 30, 2001 includes the unaudited financial information for ART Services and AIHC for the nine months ended September 30, 2001 as if the acquisitions of ART Services and AIHC had occurred on January 1, 2001. The unaudited pro forma financial information for the year ended December 31, 2000 includes the audited financial information for ART Services and AIHC for the year ended December 31, 2000 as if the acquisitions occurred on January 1, 2000.

      The pro forma financial information is based upon information currently available and certain assumptions that the Company's management believes are reasonable. The pro forma financial information does not purport to be indicative of the Company's results of operations or financial condition that would have occurred or resulted had the transactions been completed on such dates, nor is the information intended to be a projection of the Company's results of operations or financial condition for any future periods.

                                            (IN THOUSANDS, EXCEPT SHARE DATA)
                                                    PRO FORMA RESULTS
                                              NINE MONTHS      TWELVE MONTHS
                                                 ENDED             ENDED
                                              SEPTEMBER 30,     DECEMBER 31,
                                                  2001              2000
                                             --------------    --------------
                                                                 (Restated)
      Total Revenues                             $83,762          $174,139

      Net Income (Loss)                          $20,145          ($20,854)

      Basic earnings (loss) per share              $1.57            ($1.58)
      Diluted earnings (loss) per share            $1.57            ($1.58)

10. EARNINGS PER SHARE DATA

      Earnings per share are computed in accordance with SFAS No. 128 "Earnings Per Share." Basic earnings per share exclude dilution and is computed by dividing income available to common shareholders by the weighted average number of Common Shares outstanding for the periods. Diluted earnings per share reflect the potential dilution that could occur if Class A and B warrants and employee stock options were exercised or converted into Common Shares. See Note 15. When a loss occurs, diluted per share amounts are computed using basic average shares outstanding because including dilutive securities would decrease the loss per share and would therefore be anti-dilutive.

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. EARNINGS PER SHARE DATA (CONT'D.)

      The following table sets forth the computation of basic and diluted earnings per share:

                                                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                                  THREE MONTHS ENDED           NINE MONTHS ENDED
                                                     SEPTEMBER 30,               SEPTEMBER 30,
                                                  2001          2000          2001          2000
                                              ------------  ------------  ------------  ------------
                                                             (Restated)                  (Restated)
NET INCOME
BASIC EARNINGS PER SHARE:
Net income                                            $892        $2,286       $17,285        $7,376
Divided by:
Weighted average shares outstanding for the
period                                          12,864,790    12,402,693    12,828,180    13,429,315
Basic earnings per share                             $0.07         $0.18         $1.35         $0.55

DILUTED EARNINGS PER SHARE:
Net income                                            $892        $2,286       $17,285        $7,376
Divided by:
Weighted average shares outstanding for the
period                                          12,864,790    12,402,693    12,828,180    13,429,315
Effect of dilutive securities:
     Warrants
     Employee stock options                         33,056         2,408        14,585         1,297
                                              ------------  ------------  ------------  ------------
Total shares                                    12,897,846    12,405,101    12,842,765    13,430,612
                                              ============  ============  ============  ============
Diluted earnings per share                           $0.07         $0.18         $1.35         $0.55

11. INVESTMENT INFORMATION

      Realized investment gains (losses) for the three and nine month periods ended September 30, 2001 consisted of the following:

                                                                 (IN THOUSANDS)
                                        THREE MONTHS ENDED                           NINE MONTHS ENDED
                                        SEPTEMBER 30, 2001                           SEPTEMBER 30, 2001
                            ------------------------------------------    -------------------------------------------
                                                               NET                                           NET
                                GROSS          GROSS        REALIZED          GROSS          GROSS         REALIZED
                              REALIZED       REALIZED         GAINS         REALIZED       REALIZED         GAINS
                                GAINS         LOSSES        (LOSSES)          GAINS         LOSSES         (LOSSES)
                            ------------   ------------   ------------    ------------   ------------    ------------
Fixed maturity securities           $502           $692          ($190)           $755         $3,052         ($2,297)
Publicly traded equity
Securities                                                                      20,966                         20,966
Privately held securities                                                                         250            (250)
                            ------------   ------------   ------------    ------------   ------------    ------------
Total                               $502           $692          ($190)        $21,721         $3,302         $18,419
                            ============   ============   ============    ============   ============    ============

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. INVESTMENT INFORMATION (CONT'D.)

      The following table reconciles estimated fair value and carrying value to the amortized cost of fixed maturities and equity securities:

                                                             (IN THOUSANDS)
                                                           SEPTEMBER 30, 2001
                                    -----------------------------------------------------------------
                                      ESTIMATED
                                      FAIR VALUE          GROSS           GROSS
                                     AND CARRYING       UNREALIZED      UNREALIZED        AMORTIZED
                                        VALUE             GAINS          (LOSSES)            COST
                                    --------------   --------------   --------------   --------------
Fixed maturities                          $128,700           $3,750            ($124)        $125,074
Publicly traded equity securities            3,506            1,914           (1,064)           2,656
Privately held securities                   35,925               52                            35,873
Securities held in escrow                   22,093               20                            22,073
                                    --------------   --------------   --------------   --------------
Total                                     $190,224           $5,736          ($1,188)        $185,676
                                    ==============   ==============   ==============   ==============

      The Company classifies all of its publicly traded fixed maturities and equity securities as "available for sale" and, accordingly, such securities are carried at estimated fair value. The fair values of publicly traded fixed maturities and publicly traded equity securities are estimated using quoted market prices or dealer quotes. Short-term investments, which have a maturity of one year or less at the date of acquisition, are carried at cost, which approximates fair value.

      At September 30, 2001, the Company's publicly traded equity securities and privately held securities were issued by insurance and reinsurance companies or companies providing services to the insurance industry. At such date, the publicly traded equity portfolio consisted of the following:

                                                        (IN THOUSANDS)
                                                      SEPTEMBER 30, 2001
                              ------------------------------------------------------------------
                                 ESTIMATED
                                FAIR VALUE         GROSS            GROSS
                               AND CARRYING      UNREALIZED       UNREALIZED
                                   VALUE           GAINS           (LOSSES)            COST
                              --------------   --------------   --------------    --------------
COMMON STOCK:
Meadowbrook Insurance Group             $394                           ($1,064)           $1,458
Renaissance Re                         3,112           $1,914                              1,198
                              --------------   --------------   --------------    --------------
         Total                        $3,506           $1,914          ($1,064)           $2,656
                              ==============   ==============   ==============    ==============

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

      Goodwill for privately held equity securities carried under the equity method of accounting was $7.7 million at September 30, 2001, compared to $8.0 million at December 31, 2000.

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

      Privately held securities consisted of the following:

                                                         (IN THOUSANDS)
                                                   SEPTEMBER 30,  DECEMBER 31,
                                                       2001           2000
                                                   ------------   ------------
                                                                   (Restated)
CARRIED UNDER THE EQUITY METHOD:
Arch Risk Transfer Services Ltd. (formerly Altus
  Holdings, Ltd.)                                                      $12,981
The ARC Group, LLC                                       $8,042          8,468
Arx Holding Corp.                                         3,712          3,514
Island Heritage Insurance Company, Ltd.                   4,853          4,534
New Europe Insurance Ventures                               647            642
Sunshine State Holding Corporation                        1,889          1,766
                                                   ------------   ------------
Sub-total                                                19,143         31,905
                                                   ------------   ------------

CARRIED AT FAIR VALUE:
American Independent Insurance Holding Company                           7,350
Distribution Investors, LLC                                 293            100
GuideStar Health Systems, Inc.                                0            250
Stockton Holdings Limited                                10,000         10,000
Trident II, L.P.                                          6,489          6,813
                                                   ------------   ------------
Sub-total                                                16,782         24,513
                                                   ------------   ------------
Total                                                   $35,925        $56,418
                                                   ============   ============

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. INVESTMENT INFORMATION (CONT'D.)

      At September 30, 2001, the Company had investment commitments relating to its privately held securities totaling approximately $21.9 million. The outstanding commitments at September 30, 2001 included $17.5 million committed to Trident II, L.P. ("Trident II"), an investment fund established by MMC Capital dedicated to making private equity and equity related investments in the global insurance, reinsurance and related industries, and $1.2 million to Distribution Investors, LLC, the general partner of Distribution Partners Investment Capital, L.P., a private equity fund investing in insurance distribution entities which is affiliated with Hales. The Company was released from its obligations to make any further capital contributions to Trident II, other than with respect to outstanding capital calls for which the Company funded approximately $6.5 million in November 2001. See Note 15.

      Set forth below is certain information related to the Company's private investment activity for the nine month period ended September 30, 2001:

      AMERICAN INDEPENDENT INSURANCE HOLDING COMPANY

      On February 28, 2001, the Company completed a reorganization transaction pursuant to which the Company acquired all of the common stock of one of its investee companies, AIHC. Immediately after the Company's purchase of AIHC, the Company contributed to the capital of AIHC notes in the aggregate principal amount of $8.5 million that were issued to the Company in connection with loans it had previously made to AIHC. At that date, the Company restored the estimated market value discount on the loans in the amount of $1.1 million, which had been previously recorded in the Company's financial statements. The Company also returned certain warrants to purchase shares of AIHC. See Note 9.

      THE ARC GROUP, LLC

      During the nine-month period ended September 30, 2001, the Company received distributions from The ARC Group, LLC totaling $2.0 million.

      ARCH RISK TRANSFER SERVICES LTD.

      On June 22, 2001, the Company completed the acquisition of all of the remaining ownership interests in ART Services for a purchase price of approximately $38.8 million. The purchase price consisted of approximately $38.4 million in cash and 24,200 ACGL Common Shares. After the Company's acquisition of its initial 27.9% ownership interest in ART Services in March 1998, the investment was carried at its estimated fair value from the initial purchase through March 31, 2001 in accordance with generally accepted accounting principles. The Company accounted for its initial interest in ART Services under "fair value" because the Company did not have the ability to exercise significant influence over this investment due to the Company's limited voting and consent rights. Upon acquiring the remaining ownership interests in ART Services, the Company was required under generally accepted accounting principles governing a "step acquisition" of an investee company to retroactively adopt the equity method of accounting for its original 27.9% ownership interest in ART Services for the periods prior to the acquisition and to restate its historical financial results. Such restatement resulted in a reduction of $3.0 million to the carrying value of this investment at December 31, 2000, as reflected in the above table. See Note 4 and Note 9.

      DISTRIBUTION INVESTORS, LLC

      During May 2001, the Company funded a capital call of Distribution Investors, LLC in the amount of $192,500. At September 30, 2001, the Company had funded a total of $293,000 of its $1.5 million capital commitment to Distribution Investors.

      GUIDESTAR HEALTH SYSTEMS, INC.

      After consulting with its investment advisor, the Company reduced the carrying value of its investment in GuideStar Health Systems, Inc. from $250,000 at March 31, 2001 to zero during the 2001 second quarter.

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. REINSURANCE

      In the normal course of business, the Company's insurance subsidiaries cede a substantial portion of their premium through quota share, surplus, excess of loss and facultative reinsurance agreements. Reinsurance recoverables are recorded as assets, predicated on the reinsurers' ability to meet their obligations under the reinsurance agreements. If the reinsurers are unable to satisfy their obligations under the agreements, the Company's insurance subsidiaries would be liable for such defaulted amounts.

      With respect to 2000 results reflected below, the following table sets forth the effects of reinsurance on the Company's prior reinsurance operations, which were sold on May 5, 2000 to Folksamerica. See Note 8. With respect to 2001 results reflected below, the following table sets forth the effects of reinsurance on the Company's insurance subsidiaries, which were acquired during 2001.

                                                   (IN THOUSANDS)
                                  THREE MONTHS ENDED             NINE MONTHS ENDED
                                     SEPTEMBER 30,                  SEPTEMBER 30,
                             ----------------------------   ----------------------------
                                 2001            2000           2001            2000
                             ------------    ------------   ------------    ------------
PREMIUMS WRITTEN:
Direct                            $48,969                        $80,300
Assumed                               (78)                           (78)       $102,034
Ceded                             (34,443)                       (56,217)        (19,731)
Unearned premium portfolio
transfer and assumption                                                          (92,907)
                             ------------    ------------   ------------    ------------
Net                               $14,448              --        $24,005        ($10,604)
                             ============    ============   ============    ============

PREMIUMS EARNED:
Direct                            $44,829                        $70,998
Assumed                                22                             22        $107,404
Ceded                             (33,052)                       (52,023)        (19,874)
                             ------------    ------------   ------------    ------------
Net                               $11,799              --        $18,997         $87,530
                             ============    ============   ============    ============

CLAIMS AND CLAIMS EXPENSES
INCURRED:
Direct                            $42,033                        $63,277
Assumed                               758                            758         $88,676
Ceded                             (33,595)                       (47,768)        (12,413)
                             ------------    ------------   ------------    ------------
Net                                $9,196              --        $16,267         $76,263
                             ============    ============   ============    ============

13. INCOME TAXES

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

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. INCOME TAXES (CONT'D.)

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

      Arch-U.S., Hales, Arch Re and Cross River file a U.S. consolidated federal income tax return, with Arch-U.S. serving as the common parent, and have a tax sharing agreement (the "Tax Sharing Agreement"), allocating the consolidated income tax liability on a separate return basis. Pursuant to the Tax Sharing Agreement, Hales, Arch Re and Cross River make tax sharing payments to Arch-U.S. based on such allocation. In addition, AIHC and its subsidiaries, and the U.S. subsidiaries of ART Services, file separate U.S. consolidated returns.

      An analysis of the Company's effective tax rate for the nine months ended September 30, 2001 and 2000 follows:

                                                           (IN THOUSANDS)
                                                          NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                         2001            2000
                                                     ------------    ------------
                                                                       (Restated)
Income tax computed on pre-tax income                      $8,865          $9,466
Addition (reduction) in income tax resulting from:
      Valuation allowance                                  (1,096)         10,205
      Write-off deferred tax asset                            251
      Tax-exempt investment income                                           (304)
      Foreign income, not subject to income tax              (323)
      Dividend received deduction                             (13)           (240)
      Limitation on executive compensation                                    405
      Other                                                   360             138
                                                     ------------    ------------
Income tax expense on pre-tax income                       $8,044         $19,670
                                                     ============    ============

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. INCOME TAXES (CONT'D.)

      Deferred income taxes reflect the tax effect of temporary differences between the value of assets and liabilities for financial reporting purposes and such values as measured by U.S. tax laws and regulations. The net deferred income tax asset is net of a valuation allowance for the portion of the deferred tax asset that management believes may not be realized. Significant components of the Company's deferred income tax assets and liabilities as of September 30, 2001 and December 31, 2000 were as follows:

                                                             (IN THOUSANDS)
                                                      SEPTEMBER 30,   DECEMBER 31,
                                                          2001            2000
                                                      ------------    ------------
Deferred income tax assets:
     Net operating loss                                    $15,561         $12,465
     Reserve for contingent loss of escrowed assets          5,250
     AMT credit carryforward                                   965             651
     Net claim reserve discount                                360
     Net unearned premium reserve                            2,052
     Unrealized loss on private equity securities              350             262
     Unrealized loss on marketable securities                  548             606
     Compensation liabilities                                   10             250
     Other, net                                              1,659              48
                                                      ------------    ------------
Total deferred tax assets                                   26,755          14,282
                                                      ------------    ------------
Deferred income tax liabilities:
     Equity in net income on investees, net                   (569)           (379)
     Deferred policy acquisition cost                       (1,862)
     Net unrealized appreciation of investments               (608)            (61)
                                                      ------------    ------------
Total deferred tax liabilities                              (3,039)           (440)
                                                      ------------    ------------
Valuation allowance                                        (16,371)         (5,650)
                                                      ------------    ------------
Net deferred income tax asset                               $7,345          $8,192
                                                      ============    ============

      As of September 30, 2001, the Company has a deferred income tax valuation allowance of $16.4 million that adjusts the net deferred income tax asset to its estimated realizable value of approximately $7.3 million.

      The Company's U.S. subsidiaries have total net operating loss carryforwards of $44.5 million. Approximately $9.1 million of such loss carryforwards will expire beginning in 2011, and substantially all of the balance of these carryforwards will expire between 2019 and 2020. To the extent a change in control under Section 382 of the Internal Revenue Code of 1986, as amended, results from the financing and related transactions described in Note 15, the Company may be limited in its annual utilization of such net operating loss carryforwards.

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. SEGMENT INFORMATION

      SFAS No. 131 requires certain disclosures about operating segments in a manner that is consistent with how management evaluates the performance of the segment. At September 30, 2001, the Company's two operating segments included insurance and merchant banking:

BUSINESS IDENTITY        BUSINESS ACTIVITY
---------------------    -------------------------------------------------------
ART Services             Provides insurance and alternative risk transfer
                         services through rent-a-captive and other facilities

AIHC Markets and underwrites nonstandard personal automobile liability and physical damage lines of insurance, primarily in Pennsylvania

Arch Re Bermuda          Underwrites business produced by intermediaries,
                         underwriting agencies and insurance companies

Hales A merchant banking firm specializing in the insurance industry

      At September 30, 2001, the Company's insurance operating segment, which consisted of ART Services, AIHC, and Arch Re Bermuda, included total assets of $436.2 million. For the nine months ended September 30, 2001, the insurance operating segment generated revenues of $42.8 million and net income of $4.2 million.

      The results of Hales did not meet any of the thresholds for segment reporting. The contribution of Hales to the Company's net income was not material for the nine months ended September 30, 2001. The remaining portion of the Company's net income was generated through the Company's investment activities, offset by other operating expenses.

15. SUBSEQUENT EVENTS

      On October 24, 2001, the Company entered into a subscription agreement (the "Subscription Agreement") with investment funds affiliated with Warburg Pincus LLC (collectively, "Warburg Pincus") and an investment fund affiliated with Hellman & Friedman LLC ("H&F" and, together with Warburg Pincus, the "Investors"). The transaction was unanimously approved by the Company's Board of Directors.

      Pursuant to the Subscription Agreement, Warburg Pincus agreed to purchase, for cash, an aggregate of $500.0 million of Series A Convertible Preference Shares of the Company (the "Preference Shares") and Class A Warrants of the Company (the "Warrants" and, together with the Preference Shares, the "Securities"), and H&F agreed to purchase, for cash, an aggregate of $250.0 million of the Securities.

      Subject to the limitation described below, each Preference Share will be convertible into one Common Share of the Company. This conversion ratio is subject to customary anti-dilution protection. The Preference Shares will vote, together with the Common Shares, on an as-converted basis. The purchase price of each Preference Share is intended to be equal to the Company's book value per share on June 30, 2001, adjusted for transaction-related expenses and to reflect a mark-to-market on marketable securities in the Company's investment portfolio as of the closing date of the financing (the "Closing").

      The purchase price may be subject to a post-closing adjustment based on an audit of the Company's balance sheet as of June 30, 2001. In addition, if the Company's outstanding Class B Warrants become exercisable, the purchase price under the Subscription Agreement will be adjusted downward by $1.50 per

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. SUBSEQUENT EVENTS (CONT'D.)

Preferred Share purchased. The Class B Warrants become exercisable if (1) the closing price of the Company's Common Shares is at least $30.00 per share for at least 20 out of 30 consecutive trading days or (2) a change of control, as defined in the Class B Warrants, occurs. The purchase price under the Subscription Agreement will also be adjusted based on actual loss experience on the Company's pre-Closing insurance operations and certain other balance sheet developments during the period from July 1, 2001 through the second anniversary of Closing (or such earlier date as is agreed upon by the Investors and the Company), with the possibility of a limited further adjustment thereafter based on specified tax and other matters. Any purchase price adjustment in favor of the Investors will be made through the issuance of additional Preferred Shares.

      Each Warrant purchased by the Investors will be exercisable for one Common Share at an exercise price equal to $20.00 per share. This exercise price and exercise ratio are subject to anti-dilution protection on substantially the same terms as the Company's existing Class A Warrants. The Warrants will expire on September 15, 2002 if not exercised before that time.

      Pursuant to the Company's bye-laws (unless and until otherwise amended by the shareholders), each Investor's voting rights will be limited to 9.9% of the total voting power of all outstanding voting shares. In addition, prior to shareholder approval, conversion of the Preference Shares will be limited so that the amount of Common Shares issued does not exceed the amount permitted to be issued under Nasdaq rules without shareholder approval. Finally, prior to regulatory approval, conversion of the Preference Shares will be limited so that the amount of Common Shares issued does not exceed the amount permitted to be issued without regulatory approval. If the shareholder or regulatory approvals are not obtained, or if the ultimate purchase price adjustment exceeds $250.0 million, at the Investors' option, the Preference Shares will become convertible into a pro rata portion (assuming that all issued Preference Shares are convertible) of the shares of a newly formed subsidiary of the Company that will hold all of the Company's core insurance and reinsurance operations.

      As a condition to the obligations of the Investors to purchase the Securities, the Company has agreed to enter into a shareholders agreement with the Investors (the "Shareholders Agreement"). Pursuant to the Shareholders Agreement, after the Closing and prior to the shareholders meeting, Warburg Pincus will have the right to designate one director for appointment to the Company's Board and H&F will have the right to designate one director for appointment to the Company's Board. In addition, after receipt of the shareholder and regulatory approvals described above, Warburg Pincus and H&F will have the right to designate additional directors. After giving effect to the resignations and appointments contemplated, designees of Warburg Pincus and H&F collectively will constitute a majority of the Board of Directors. The Shareholders Agreement will also provide the Investors with certain registration rights. The closing of the financing transaction is subject to other customary conditions.

      On November 8, 2001, the Company entered into an agreement (the "Letter Agreement") with the Investors, The Trident Partnership, L.P. ("Trident I"), Trident II, Marsh & McLennan Risk Capital Holdings, Ltd. ("Marsh"), Marsh & McLennan Capital Professionals Fund, L.P. and Marsh & McLennan Employees' Securities Company, L.P. (collectively, the "Co-Investment Funds").

      Pursuant to the Letter Agreement, Warburg Pincus assigned to Trident II and the Co-Investment Funds its right to purchase an aggregate of $35.0 million of the Securities under the Subscription Agreement. The assignees will purchase the Securities on the same economic terms as the Investors. In addition, the parties

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. SUBSEQUENT EVENTS (CONT'D.)

confirmed that Marsh's right to have an observer attend meetings of the Board of Directors of the Company has been terminated, and that the right of Trident I to designate a director for election to the Board of Directors has been terminated. The Company was released from its obligation to make any further capital contributions to Trident II, other than with respect to outstanding capital calls for which the Company funded approximately $6.5 million through November 2001. At the Closing, all of Marsh's 905,397 Class A Warrants will be canceled in exchange for the issuance by the Company of 140,380 Common Shares, and all of Marsh's 1,770,601 Class B Warrants will be canceled in exchange for a cash payment by the Company of $7.50 per Class B Warrant (approximately $13.3 million in the aggregate).

      Also on October 24, 2001, Arch Re Bermuda (as defined above), the Company's Bermuda-based reinsurance subsidiary, appointed a new management team, consisting of Paul Ingrey, as Chief Executive Officer; Dwight Evans, as President; and Marc Grandisson, as Senior Vice President and Chief Actuary.

      Mr. Clements will continue as Chairman of the Company's Board of Directors, and Peter Appel will continue as the Company's President and Chief Executive Officer. Two new directors were appointed to the Board of Directors on October 23, 2001: John Pasquesi, who was appointed Vice Chairman, and Mr. Ingrey. Mr. Pasquesi, a former Managing Director of Hellman & Friedman, is a private investor based in San Francisco. He was formerly a director of Mid Ocean Reinsurance and chairman of its finance committee.

      The new and ongoing management team received certain restricted share and option awards as follows: Mr. Clements was granted 1,668,157 restricted shares; Mr. Pasquesi was granted options to purchase 1,126,419 Common Shares; Mr. Appel was granted options to purchase 422,407 Common Shares (of which 200,000 become exercisable only if the Company's Class B Warrants become exercisable); Mr. Ingrey was granted 422,407 restricted shares and options to purchase 422,407 Common Shares; Mr. Evans was granted 50,000 restricted shares and options to purchase 100,000 Common Shares; and Mr. Grandisson was granted 12,500 restricted shares and options to purchase 37,500 Common Shares. The options are exercisable at $20.00 per share. The restricted share awards and option grants are subject to certain terms and conditions. It is contemplated that Mr. Clements will be granted an additional 21,472 restricted shares.

      In addition, certain members of management (or entities affiliated with them) entered into a management subscription agreement with the Company (the "Management Subscription Agreement") to purchase an aggregate of $13.15 million of the Securities on the same economic terms as the Investors under the Subscription Agreement. An entity affiliated with Mr. Clements will purchase $2.0 million of Securities; an entity affiliated with Mr. Pasquesi will purchase $7.5 million of Securities; Mr. Appel will purchase $1.0 million of Securities; Mr. Ingrey will purchase $2.0 million of Securities; Mr. Evans will purchase $400,000 of Securities; and Mr. Grandisson will purchase $250,000 of Securities.

      It is currently estimated that the Preference Shares issuable under the Subscription Agreement and the Management Subscription Agreement will be convertible into an aggregate of approximately 36,134,000

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. SUBSEQUENT EVENTS (CONT'D.)

Common Shares, and the Class A Warrants issuable under the Subscription Agreement and the Management Subscription Agreement will be exercisable for an aggregate of approximately 3,827,000 Common Shares. Together, they would represent approximately 65.8% of the Common Shares on a fully-diluted basis at Closing. It is currently estimated that, at Closing, there will be outstanding approximately 13,009,000 Common Shares, approximately 2,175,000 restricted shares, options to purchase approximately 3,795,000 Common Shares and warrants (excluding the new Class A Warrants) to purchase approximately 1,776,000 Common Shares.

      Pursuant to the Subscription Agreement, the Company has agreed to hold a special meeting of its shareholders, after the Closing, (1) to approve the issuance of such number of Common Shares issuable upon conversion of the Preference Shares, that together with the number of Common Shares issuable upon exercise of the Warrants, is in excess of the amount that may be issued without shareholder approval under the Nasdaq Stock Market rules, (2) to approve the adoption of amendments to the Company's bye-laws that restrict voting rights of shareholders and that require directors of certain subsidiaries of the Company to be elected directly by shareholders of the Company and (3) to elect Mr. Ingrey as a director of Arch Re Bermuda.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

                                     GENERAL

      THE COMPANY

      Arch Capital Group Ltd. ("ACGL") is a Bermuda-based insurance and financial services company. At September 30, 2001, our consolidated shareholders' equity was $276.4 million. Our common shares are traded on the Nasdaq National Market under the symbol "ACGL." Our principal offices are located at Clarendon House, 2 Church Street, Hamilton HM 11 Bermuda (phone number: (441) 295-1422), and our executive offices are located at 20 Horseneck Lane, Greenwich, Connecticut 06830 (phone number: (203) 862-4300).

      FINANCING TRANSACTION AND ADDITION OF NEW EXECUTIVES

      In October 2001, we announced the launch of an underwriting initiative to meet current and future demand in the global insurance marketplace. As part of this initiative, Arch Reinsurance Ltd., our Bermuda-based reinsurance subsidiary ("Arch Re Bermuda"), appointed a new management team, consisting of Paul Ingrey, formerly Chairman of F&G Re; Dwight Evans, formerly Executive Vice President, North American Property for St. Paul Re and F&G Re; and Marc Grandisson, formerly Vice President and Actuary of the reinsurance division of Berkshire Hathaway.

      Simultaneously, we also announced that investment funds affiliated with Warburg Pincus LLC ("Warburg Pincus") and Hellman & Friedman LLC ("H&F") together would invest $750 million in the company to support the underwriting initiative. Warburg Pincus agreed to purchase $500 million, and H&F agreed to purchase $250 million, of Series A Convertible Preference Shares and Class A Warrants of the company. Warburg Pincus has assigned its right to purchase $35 million of the company's securities to Trident II, L.P., an insurance industry investment fund managed by Marsh & McLennan Risk Capital Holdings, Ltd., and related co-investment funds. In addition, certain members of management (or entities affiliated with them) agreed to purchase an aggregate of $13.15 million of the company's securities on the same economic terms as the investors. The financing will raise our total invested capital to over $1 billion and is subject to customary closing conditions. See note 15 of the notes accompanying our consolidated financial statements.

      AGREEMENT TO ACQUIRE ROCK RIVER INSURANCE COMPANY

      On September 24, 2001, we announced that the company has entered into a definitive agreement to acquire Rock River Insurance Company, an approved excess and surplus lines insurer in 45 states and the District of Columbia and an admitted insurer in two other states. Under the terms of the agreement, the existing policies and other liabilities of Rock River are reinsured or otherwise assumed by the seller, Sentry Insurance a Mutual Company, which has an A.M. Best rating of A+. The transaction is contingent on obtaining applicable regulatory approvals and other customary closing conditions.

                         LIQUIDITY AND CAPITAL RESOURCES

      We are a holding company whose assets primarily consist of the stock of our subsidiaries and our invested assets. Generally, we depend on our available cash resources, liquid investments and dividends or other distributions from our subsidiaries to make payments, including the payment of operating expenses we may incur and for any dividends our board of directors may determine, and we may need to utilize funds from such sources in connection with acquisitions. Our board does not currently intend to declare any dividends or make any other distributions.

      The above financing transaction and the addition of new executives is designed to position the company to address current and anticipated future needs for capacity in the global insurance marketplace. The company is expanding underwriting activities during the 2001 fourth quarter, initially with a primary focus on reinsurance. See "--General" and note 15 of the notes accompanying our consolidated financial statements.

      As of September 30, 2001, our readily available cash, short-term investments and marketable securities, excluding amounts held by our regulated insurance subsidiaries and prior to the completion of the above financing transaction and the acquisition of Rock River, totaled $43.9 million. Such amount consisted of $21.4 million of cash and short-term investments, $19.4 million of fixed maturity investments, and $3.1 million of publicly traded equity securities. As of that date, investments that are restricted or generally unavailable for liquidity purposes (other than our ownership interests in our subsidiaries and the invested assets of our regulated insurance subsidiaries) included $29.7 million of privately held securities and $22.1 million of fixed maturity investments held in escrow in connection with the sale of our reinsurance operations in May 2000. Our agreement to acquire Rock River requires the payment of approximately $20.0 million for the insurer, which has statutory surplus of approximately $17.5 million. In addition, at September 30, 2001, we had investment commitments relating to our privately held investments in Trident II and Distribution Investors, LLC of approximately $17.5 million and $1.2 million, respectively. The company was released from its obligations to make any further capital contributions to Trident II, other than with respect to outstanding capital calls for which the company funded approximately $6.5 million in November 2001. See note 11 and note 15 under the captions "Investment Information" and "Subsequent Events," respectively, of the notes accompanying our consolidated financial statements.

      The ability of our regulated insurance subsidiaries to pay dividends or make distributions is dependent on their ability to meet applicable regulatory standards. Prior approval of the Bermuda Minister of Finance is required if any dividend payments or other distributions of Arch Re Bermuda would reduce its total statutory capital by 15% or more. Based on 2000 results, American Independent and First American Insurance Company (a subsidiary of Arch Risk Transfer Services Ltd.) may not pay any significant dividends or distributions during 2001 without prior regulatory approval. Due to the distributions made by Arch Reinsurance Company, our Nebraska-domiciled subsidiary, in connection with the XL Capital share repurchase and our redomestication to Bermuda in 2000, Arch Re may not make any distributions without prior regulatory approval until December 2001.

      Consolidated cash flows used for operating activities for the nine months ended September 30, 2001 and 2000 were approximately $3.7 million and $2.1 million, respectively. Cash flows are provided by premiums collected, fee income, investment income (excluding net realized investment gains) and collected reinsurance receivable balances, offset by reinsurance premiums payable, claim payments and operating costs.

      Our expanded underwriting activities will be supported by the proceeds from the financing transaction (see "--General" above and note 15 of the notes accompanying our consolidated financial statements), and we expect that our other operational needs for the foreseeable future will be met by our balance of cash and short-term investments, as well as by funds generated from investment income and proceeds on the sale or maturity of our investments.

      We are subject to certain contingencies relating to the sale of our reinsurance operations on May 5, 2000, as described in note 8 under the caption "Contingencies Relating to Sale of Reinsurance Operations" of the notes accompanying our consolidated financial statements. Based on all information available to the company to date, we believe that the company's insurance and reinsurance subsidiaries do not have any material exposures to the events of September 11, 2001.

                              RESULTS OF OPERATIONS

      NET INCOME

      The following net income amounts have been restated for all periods prior to the 2001 second quarter as a result of our acquisition of the remaining ownership interests in ART Services on June 22, 2001. See note 4, note 9 and note 11 of the notes accompanying our consolidated financial statements. Comparisons of our 2001 results of operations to prior year periods are not meaningful due to the changes in our business during 2000 and 2001, including
(1) the sale of our reinsurance operations in May 2000, (2) the reorganization transaction completed in November 2000, (3) our acquisition activity, and (4) the establishment of Arch Re Bermuda.

      For the 2001 third quarter, we reported after-tax operating income, which excludes net realized investment gains and losses and equity in net income of investees, of $465,000, or $0.04 per share, compared to operating income of $1.2 million, or $0.10 per share, in the 2000 third quarter. For the nine months ended September 30, 2001, after-tax operating income was $4.6 million, or $0.36 per share, compared to an operating loss for the comparable 2000 period of $13.0 million, or $0.97 per share.

      For the 2001 third quarter, we reported net income of $892,000, or $0.07 per share, which included after-tax net realized investment losses of $247,000, or $0.02 per share, and after-tax equity in net income of investees of $674,000, or $0.05 per share. These amounts compare with net income for the 2000 third quarter of $2.3 million, or $0.18 per share, which included after-tax net realized investment gains of $473,000, or $0.04 per share, and after-tax equity in net income of investees of $572,000, or $0.04 per share.

      For the nine months ended September 30, 2001, we reported net income of $17.3 million, or $1.35 per share, which included after-tax net realized gains of $11.5 million, or $0.90 per share, and after-tax equity in net income of investees of $1.2 million, or $0.09 per share. These amounts compare with net income for the comparable period in 2000 of $7.4 million, or $0.55 per share, which included after-tax net realized investment gains of $21.3 million, or $1.59 per share, after-tax equity in net income of investees of $982,000, or $0.07 per share, and an after-tax loss on the sale of the Company's reinsurance operations of $1.9 million, or $0.14 per share.

      SEGMENT DATA

      Statement of Financial Accounting Standard No. 131 requires certain disclosures about operating segments in a manner that is consistent with how management evaluates the performance of the segment. At September 30, 2001, our two operating segments included insurance and merchant banking. See note 14 under the caption "Segment Information" of the notes accompanying our consolidated financial statements; see also note 12 and note 15 under the captions "Reinsurance" and "Subsequent Events," respectively, of the notes accompanying our consolidated financial statements.

      BOOK VALUE PER SHARE

      At September 30, 2001, our consolidated shareholders' equity was $276.4 million, or $21.48 per share, compared with $272.3 million, or $21.43 per share, at December 31, 2000. The change in consolidated shareholders' equity included a $3.3 million, or $0.25 per share, decline in book value resulting from a decrease in the company's investment portfolio for the nine months ended September 30, 2001. On a diluted basis, book value per share was $21.43 at September 30, 2001, compared with $21.42 at December 31, 2000, as restated.

      NET INVESTMENT INCOME

      After-tax net investment income for the 2001 third quarter was $2.1 million, compared with $2.3 million for the 2000 third quarter. For the first nine months of 2001, after-tax net investment income was $7.8 million, compared with $8.9 million for the comparable prior year period. The decrease in net investment income in 2001 compared with 2000 primarily reflected the decline in our average invested asset base resulting from the sale of Arch Re's reinsurance operations in May 2000 and a declining interest rate environment, partially offset by a decrease in investment expenses.

      For the three and nine month periods ended September 30, 2001 and 2000, our sources of net realized investment gains (losses) were as follows (in thousands):

                                       THREE MONTHS ENDED           NINE MONTHS ENDED
                                          SEPTEMBER 30,               SEPTEMBER 30,
                                       2001          2000          2001          2000
                                    ----------    ----------    ----------    ----------
                                                                              (Restated)
Fixed maturities                         ($190)        ($294)      ($2,297)      ($3,235)
Publicly traded equity securities                        358        20,966        35,892
Privately held securities                                664          (250)          177
                                    ----------    ----------    ----------    ----------
Total                                    ($190)         $728       $18,419       $32,834
                                    ==========    ==========    ==========    ==========

      During the nine months ended September 30, 2001, we disposed of, or reduced our position in, several publicly traded equity security investments, producing a net realized gain of $21.0 million. We also realized losses in our high yield portfolio of $3.0 million.

      For the first nine months of 2001, the decline in after-tax net unrealized depreciation of investments of $14.8 million reflects the sales described above, coupled with a decline in market prices in the insurance sector of the public equity markets and our high yield fixed maturity investments.

      INVESTMENTS

      At September 30, 2001, consolidated cash and invested assets totaled approximately $290.8 million, consisting of $100.6 million of cash and short-term investments, $128.7 million of publicly traded fixed maturity investments, $22.1 million of fixed maturities held in escrow, $3.5 million of publicly traded equity securities, and $35.9 million of privately held securities.

      At September 30, 2001, approximately 100% of our fixed maturity and short-term investments were rated investment grade by Moody's or Standard & Poor's and had an average quality rating of A+ and an average duration of approximately three years.

      As of July 31, 2001, we completed the liquidation of our high yield portfolio and the related sale proceeds of approximately $32 million were reinvested in short duration securities. From January 1, 2001 through July 31, 2001, cumulative realized losses from the high yield portfolio amounted to approximately $3.0 million.

      During the first six months in 2001, we liquidated substantially all of our publicly traded equity portfolio. The proceeds from the sales, which amounted to approximately $43 million, were reinvested in short duration securities. The liquidation was completed in order to (1) reduce our concentration risk in a limited number of issuers in the insurance sector, (2) make additional funds available for future acquisitions, and (3) reduce volatility in our financial results. These sales generated realized gains of approximately $21.0 million through September 30, 2001.

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

      At September 30, 2001, our private equity portfolio consisted of eight investments. See note 11 under the caption "Investment Information" of the notes accompanying our consolidated financial statements for certain information regarding our publicly traded and privately held securities and their carrying values, and commitments made by us relating to our privately held securities, and note 15 under the caption "Subsequent Events" of the notes accompanying our consolidated financial statements.

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

      MARKET SENSITIVE INSTRUMENTS AND RISK MANAGEMENT

      In accordance with the SEC's Financial Reporting Release No. 48, we performed a sensitivity analysis to determine the effects that market risk exposures could have on the future earnings, fair values or cash flows of our financial instruments as of December 31, 2000. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our 2000 Annual Report on Form 10-K/A.) Market risk represents the risk of changes in the fair value of a financial instrument and is comprised of several components, including liquidity, basis and price risks. At September 30, 2001, there have been no material changes in market risk exposures that affect the quantitative and qualitative disclosures presented as of December 31, 2000.

      INCOME TAXES

      Upon our redomestication to Bermuda, Arch Capital Group (U.S.) Inc. ("Arch-U.S.") distributed substantially all of its public equity portfolio to its Bermuda parent, ACGL, at the current market values and realized gains for tax purposes of $21.0 million. The associated income tax expense of $7.4 million reduced Arch-U.S.'s net operating loss carryforwards by such amount. However, for financial reporting purposes, since the securities have not been sold to an unrelated third party, the realized gain has been deferred and was reported as unrealized appreciation in our consolidated financial statements. Accordingly, the income tax expense was also deferred and reduced unrealized appreciation in our consolidated financial statements.

      Income tax expense for the nine months ended September 30, 2001 was $8.0 million, which included recognizing $6.9 million of the deferred taxes described above relating to the investment gains realized during the period. This compares to income tax expense for the nine months ended September 30, 2000 of $19.7 million, of which $10.2 million related to the establishment of a valuation allowance against the deferred tax asset during that period.

      As of September 30, 2001, we have a deferred income tax asset valuation allowance of $16.4 million that adjusts our deferred income tax asset to its estimated realizable value of approximately $7.3 million.

      See note 13 under the caption "Income Taxes" of the notes accompanying our consolidated financial statements.

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

      Forward-looking statements involve our current assessment of risks and uncertainties. Actual events and results may differ materially from those expressed or implied in these statements. Important factors that could cause actual events or results to differ materially from those indicated in such statements are discussed below and elsewhere in this report and include:

      o     our future business operations and strategy;

      o     acceptance of our products and services;

      o general economic and market conditions and conditions specific to the reinsurance and insurance markets in which we operate;

      o competition, including increased competition, on the basis of pricing, capacity, coverage terms or other factors;

      o competition for acquisition opportunities and in the businesses of the operating companies we have acquired or may acquire or form;

      o     integration of new management personnel into our existing structure;

      o the integration of businesses we have acquired or may acquire into our existing operations;

      o greater than expected loss ratios on insurance written by our insurance subsidiaries and adverse development of claim and/or claim expense liabilities related to business written by our insurance subsidiaries in prior years;

      o losses relating to aviation business and business produced by a certain managing underwriting agency for which we may be liable to the purchaser of our prior reinsurance business or to others in connection with the May 5, 2000 asset sale;

      o the failure of reinsurers or others to meet their obligations to our reinsurance and insurance subsidiaries in connection with losses relating to their insurance businesses;

      o     changes in interest rates;

      o     regulatory changes and conditions;

      o     rating agency policies and practices; and

      o     loss of key personnel.

      In addition, the proposed $763.15 million financing is subject to various risks and uncertainties, including, but not limited to, the risk that the conditions to closing will not be satisfied.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      The Company's insurance and reinsurance subsidiaries are involved in ordinary routine litigation and arbitration proceedings incidental to their businesses. The Company does not believe that there are any material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is subject.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS.

EXHIBIT NO.       DESCRIPTION
-----------       -----------

10.1.1 Subscription Agreement, dated as of October 24, 2001, between Arch Capital Group Ltd. ("ACGL") and Warburg Pincus Private Equity VIII, L.P., Warburg Pincus International Partners, L.P., Warburg Pincus Netherlands International Partners I, C.V., Warburg Pincus Netherlands International, Partners II, C.V., and HFCP IV (Bermuda), L.P. (collectively, the "Investors").

10.1.2            Form of Certificate of Designations for Preference Shares.

10.1.3            Form of Series A Warrant Certificate.

10.1.4            Form of Bye-Law Amendment.

10.1.5            Form of Shareholders Agreement.

10.2 Agreement, dated as of November 8, 2001, among ACGL, the Investors, The Trident Partnership, L.P., Trident II, L.P., Marsh & McLennan Risk Capital Holdings, Ltd., Marsh & McLennan Capital Professionals Fund, L.P. and Marsh & McLennan Employees' Securities Company, L.P.

10.3 Management Subscription Agreement, dated as of October 24, 2001, between ACGL and certain members of management.

10.4 Employment Agreement, dated as of October 23, 2001, among ACGL, Arch Reinsurance Ltd. ("Arch Re Bermuda") and Paul Ingrey.

10.5 Employment Agreement, dated as of October 23, 2001, among ACGL, Arch Re Bermuda and Dwight Evans.

10.6 Employment Agreement, dated as of October 23, 2001, among ACGL, Arch Re Bermuda and Marc Grandisson.

10.7 Restricted Share Agreements, dated as of January 30, 2001 and October 23, 2001, between ACGL and Robert Clements.

10.8 Restricted Share Agreement, dated as of January 30, 2001, between ACGL and Peter Appel.

10.9 Restricted Share Agreement, dated as of October 23, 2001, between ACGL and Paul Ingrey.

10.10 Restricted Share Agreement, dated as of October 23, 2001, between ACGL and Dwight Evans.

EXHIBIT NO.       DESCRIPTION
-----------       -----------

10.11 Restricted Share Agreement, dated as of October 23, 2001, between ACGL and Marc Grandisson.

10.12 Restricted Share Agreement, dated as of January 30, 2001, between ACGL and Louis Petrillo.

10.13 Stock Option Agreement, dated as of October 23, 2001, between ACGL and Paul Ingrey.

10.14 Stock Option Agreement, dated as of October 23, 2001, between ACGL and Dwight Evans.

10.15 Stock Option Agreement, dated as of October 23, 2001, between ACGL and Marc Grandisson.

10.16 Stock Option Agreements, dated as of January 30, 2001 and October 23, 2001, between ACGL and Debra O'Connor.

10.17 Stock Option Agreements, dated as of January 30, 2001 and October 23, 2001, between ACGL and Louis Petrillo.

15 Accountants' Awareness Letter (regarding unaudited interim financial information)

(b) REPORTS ON FORM 8-K.

      The Company filed reports on Form 8-K during the three-month period ended September 30, 2001 on (1) July 6, 2001 to report the closing of the Company's acquisition of Arch Risk Transfer Services Ltd. ("ART Services") and (2) August 7, 2001 to file required financial information relating to such acquisition of ART Services. The Company also filed a report on Form 8-K on November 9, 2001 to report its new underwriting initiative and the financing transaction in suport of such initiative and related transactions.

                                   SIGNATURES

================================================================================

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 ARCH CAPITAL GROUP LTD.
                                 -----------------------------------------------
                                 (REGISTRANT)


                                 /s/ Peter A. Appel
                                 -----------------------------------------------
Date: November 14, 2001          Peter A. Appel
                                 President & Chief Executive Officer


                                 /s/ Debra M. O'Connor
                                 -----------------------------------------------
Date: November 14, 2001          Debra M. O'Connor
                                 Senior Vice President, Controller & Treasurer

                                  EXHIBIT INDEX

EXHIBIT NO.       DESCRIPTION
-----------       -----------

10.1.1 Subscription Agreement, dated as of October 24, 2001, between Arch Capital Group Ltd. ("ACGL") and Warburg Pincus Private Equity VIII, L.P., Warburg Pincus International Partners, L.P., Warburg Pincus Netherlands International Partners I, C.V., Warburg Pincus Netherlands International, Partners II, C.V., and HFCP IV (Bermuda), L.P. (collectively, the "Investors").

10.1.2            Form of Certificate of Designations for Preference Shares.

10.1.3            Form of Series A Warrant Certificate.

10.1.4            Form of Bye-Law Amendment.

10.1.5            Form of Shareholders Agreement.

10.2 Agreement, dated as of November 8, 2001, among ACGL, the Investors, The Trident Partnership, L.P., Trident II, L.P., Marsh & McLennan Risk Capital Holdings, Ltd., Marsh & McLennan Capital Professionals Fund, L.P. and Marsh & McLennan Employees' Securities Company, L.P.

10.3 Management Subscription Agreement, dated as of October 24, 2001, between ACGL and certain members of management.

10.4 Employment Agreement, dated as of October 23, 2001, among ACGL, Arch Reinsurance Ltd. ("Arch Re Bermuda") and Paul Ingrey.

10.5 Employment Agreement, dated as of October 23, 2001, among ACGL, Arch Re Bermuda and Dwight Evans.

10.6 Employment Agreement, dated as of October 23, 2001, among ACGL, Arch Re Bermuda and Marc Grandisson.

10.7 Restricted Share Agreements, dated as of January 30, 2001 and October 23, 2001, between ACGL and Robert Clements.

10.8 Restricted Share Agreement, dated as of January 30, 2001, between ACGL and Peter Appel.

10.9 Restricted Share Agreement, dated as of October 23, 2001, between ACGL and Paul Ingrey.

10.10 Restricted Share Agreement, dated as of October 23, 2001, between ACGL and Dwight Evans.

EXHIBIT NO.       DESCRIPTION
-----------       -----------

10.11 Restricted Share Agreement, dated as of October 23, 2001, between ACGL and Marc Grandisson.

10.12 Restricted Share Agreement, dated as of January 30, 2001, between ACGL and Louis Petrillo.

10.13 Stock Option Agreement, dated as of October 23, 2001, between ACGL and Paul Ingrey.

10.14 Stock Option Agreement, dated as of October 23, 2001, between ACGL and Dwight Evans.

10.15 Stock Option Agreement, dated as of October 23, 2001, between ACGL and Marc Grandisson.

10.16 Stock Option Agreements, dated as of January 30, 2001 and October 23, 2001, between ACGL and Debra O'Connor.

10.17 Stock Option Agreements, dated as of January 30, 2001 and October 23, 2001, between ACGL and Louis Petrillo.

15 Accountants' Awareness Letter (regarding unaudited interim financial information)