Form 10-K
period 2001-12-31
ARCH CAPITAL GROUP LTD
filed 2002-03-18
CIK 947484

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                   FORM 10-K

       /X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

                      FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

                     BERMUDA                                          NOT APPLICABLE
         (State or other jurisdiction of                             (I.R.S. Employer
          incorporation or organization)                             Identification)

                   WESSEX HOUSE
                  45 REID STREET
              HAMILTON HM 12 BERMUDA
     (Address of principal executive offices)                           (Zip Code)

       Registrant's telephone number, including area code:    (441) 296-8240

          Securities registered pursuant to Section 12(b) of the Act:

                                                                  NAME OF EACH EXCHANGE
               TITLE OF EACH CLASS                                 ON WHICH REGISTERED
               -------------------                                ---------------------
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

            Yes  /X/        No  / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the common shares held by non-affiliates of the Registrant as of March 8, 2002 was approximately $341,147,288 based on the closing price on the Nasdaq National Market on that date.

    As of March 8, 2002, there were 15,765,332 of the Registrant's common shares outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            ARCH CAPITAL GROUP LTD.
                               TABLE OF CONTENTS

ITEM                                                                                    PAGE
----                                                                                  --------
                                            PART I
ITEM 1.                 BUSINESS....................................................      1
ITEM 2.                 PROPERTIES..................................................     46
ITEM 3.                 LEGAL PROCEEDINGS...........................................     46
ITEM 4.                 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........     46

                                           PART II

ITEM 5.                 MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                          SHAREHOLDER MATTERS.......................................     47
ITEM 6.                 SELECTED FINANCIAL DATA.....................................     48
ITEM 7.                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS.................................     51
ITEM 7A.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                          RISK......................................................     63
ITEM 8.                 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................     63
ITEM 9.                 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                          AND FINANCIAL DISCLOSURE..................................     63

                                           PART III

ITEM 10.                DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........     64
ITEM 11.                EXECUTIVE COMPENSATION......................................     66
ITEM 12.                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                          MANAGEMENT................................................     76
ITEM 13.                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............     84

                                           PART IV

ITEM 14.                EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                          8-K.......................................................     85

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

    The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. This report includes forward-looking statements which reflect our current views with respect to future events and financial performance. All statements other than statements of historical fact included in or incorporated by reference in this report are forward-looking statements. Forward-looking statements can generally be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe" or "continue" or their negative or variations or similar terminology.

    Forward-looking statements involve our current assessment of risks and uncertainties. Actual events and results may differ materially from those expressed or implied in these statements. Important factors that could cause actual events or results to differ materially from those indicated in such statements are discussed below and elsewhere in this report, including, without limitation, the section entitled "Risk Factors," and include:

    - our management's ability to successfully implement its business strategy, as described herein;

    - acceptance of our products and services and security by brokers and insureds;

    - acceptance of our business strategy, security and financial condition by rating agencies and regulators;

    - general economic and market conditions (including as to inflation and foreign currency exchange rates) and conditions specific to the reinsurance and insurance markets in which we operate;

    - competition, including increased competition, on the basis of pricing, capacity, coverage terms or other factors;

    - the integration of businesses we have acquired or may acquire into our existing operations;

    - greater than expected loss ratios on business written by us and adverse development on claim and/or claim expense liabilities related to business written by us;

    - acts of terrorism, other hostilities or other unforecasted and unpredictable events;

    - losses relating to aviation business and business produced by a certain managing underwriting agency for which we may be liable to the purchaser of our prior reinsurance business or to others in connection with the May 5, 2000 asset sale;

    - availability to us of reinsurance to manage our gross and net exposures;

    - the failure of reinsurers or others to meet their obligations to us;

    - the timing of claims payments being faster or the receipt of reinsurance recoverables being slower than anticipated by us;

    - changes in the financial environment, including interest rates;

    - changes in accounting principles or the application of such principles by accounting firms or regulators;

    - statutory or regulatory, including as to tax policy and matters and insurance regulatory matters and government provision or back-stopping of insurance (including for acts of terrorism); and

    - rating agency policies and practices.

    In addition to the risks discussed in "Risk Factors," other general factors could affect our results, including: (a) developments in the world's financial and capital markets and our access to such markets; (b) changes in regulations or tax laws applicable to us, our subsidiaries, brokers or customers; and
(c) the effects of business disruption or economic contraction due to terrorism or other hostilities.

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

                                     PART I

ITEM 1. BUSINESS

    In this report, unless the context requires otherwise: (a) "ACGL" refers to Arch Capital Group Ltd., (b) "we," "us" and "our" refer to ACGL and its subsidiaries, (c) "Arch Re (Bermuda)" refers only to our wholly owned Bermuda reinsurance subsidiary, Arch Reinsurance Ltd., and (d) "Arch Re (US)" refers only to our wholly owned U.S. reinsurance subsidiary, Arch Reinsurance Company. The term "Arch US operations" refers to the insurance and reinsurance operations conducted in the United States principally by our subsidiaries First American Insurance Company, Arch Reinsurance Company, Cross River Insurance Company and Rock River Insurance Company. The term "Arch worldwide operations" refers to those operations conducted outside the United States principally by our subsidiaries Arch Re (Bermuda) and Arch Risk Transfer Services Ltd. We sometimes refer to these businesses collectively as our "core businesses." The term "other businesses" refers principally to the insurance advisory and other businesses conducted principally by our subsidiaries Hales & Company, Inc. and American Independent Insurance Holding Company. The terms the "Warburg Pincus funds" and the "Hellman & Friedman funds" refer to the Warburg Pincus LLC private equity funds and the Hellman & Friedman LLC private equity funds.

                                  OUR COMPANY

    We are a Bermuda public limited liability company with $1.0 billion in equity capital and, through operations in Bermuda and the United States, are positioned to write insurance and reinsurance on a worldwide basis. While we are positioned to provide a full range of property and casualty insurance and reinsurance lines, we are focusing on writing specialty lines of insurance and reinsurance profitably and earning a superior return on equity as we establish an enduring underwriting franchise.

    Recent events have provided a significant market opportunity for well capitalized insurance companies that are not burdened by the uncertainties resulting from prior years' underwriting losses and material reinsurance recoverable balances. As a result, we recently launched an underwriting initiative that included the recruitment of new insurance and reinsurance management teams and an equity capital infusion of $763.2 million. It is our belief that our existing Bermuda and U.S.-based underwriting platform, our strong management team and our $1.0 billion in capital that is unencumbered by significant exposure to pre-2002 risks have enabled us both to establish an immediate presence in an increasingly attractive insurance marketplace and to actively participate in the January 1, 2002 reinsurance renewal season. Since January 1, 2002, we have entered into approximately 800 reinsurance treaties and other reinsurance arrangements which are expected to provide approximately
$500 million of gross written reinsurance premiums during 2002.

                                  OUR HISTORY

    We commenced operations in September 1995 following the completion of the initial public offering of our predecessor, Risk Capital Holdings Inc. From that time until May 2000, we provided reinsurance and other forms of capital to insurance companies. On May 5, 2000, we sold our prior reinsurance book of business to Folksamerica Reinsurance Company in an asset sale, but retained our surplus and our U.S.-licensed reinsurance platform. On November 8, 2000, following shareholder approval, we changed our legal domicile to Bermuda in order to benefit from Bermuda's favorable business, regulatory, tax and financing environment.

    During the period from May 2000 through the announcement of our underwriting initiative in October 2001, we built and acquired insurance businesses that enable us to generate both fee-based revenue (e.g., commissions and advisory and management fees) and risk-based revenue (i.e., insurance premium). As part of this strategy, we built an underwriting platform that is intended to enable us to maximize risk-based revenue during periods in the underwriting cycle when we believe it is more favorable to assume underwriting risk. Recent events have led us to conclude that underwriting conditions favor dedicating our attention exclusively to building our insurance and reinsurance business.

                          PRINCIPAL EXECUTIVE OFFICES

    Our registered office is located at Clarendon House, 2 Church Street, Hamilton HM 11 Bermuda (telephone number: (441) 295-1422), and our principal executive offices are located at Wessex House, 45 Reid Street, Hamilton HM 12 Bermuda (telephone number: (441) 296-8240).

                              RECENT DEVELOPMENTS

THE CAPITAL INFUSION

    On November 20, 2001, investors led by the Warburg Pincus funds and the Hellman & Friedman funds purchased from us, for $750.0 million in cash, 35,072,795 series A convertible preference shares and 3,710,959 class A warrants. At the same time, we also entered into a management subscription agreement whereby certain members of our management (or entities affiliated with them) agreed to purchase, for an aggregate of $13.2 million, 614,940 preference shares and 65,066 class A warrants. The purpose of this capital infusion was to provide a significant infusion of capital to launch our new underwriting initiative to meet current and future demand in the global insurance and reinsurance markets. On March 7, 2002, certain matters relating to the capital infusion required to be approved by our shareholders were approved. Regulatory approvals required in connection with the capital infusion have been obtained in Nebraska, Missouri and Wisconsin, and required regulatory approvals are pending in Pennsylvania and Florida.

    Prior to the closing on November 20, 2001, the Warburg Pincus funds and the Hellman & Friedman funds assigned portions of their commitments to third parties. At closing, we issued the following numbers of preference shares and class A warrants for the aggregate dollar amounts specified:

                                                                                           AGGREGATE
                                                  PREFERENCE SHARES   CLASS A WARRANTS   DOLLAR AMOUNT
                                                  -----------------   ----------------   -------------
Warburg Pincus funds............................      18,939,311         2,003,918       $405,000,000
Hellman & Friedman funds........................      10,521,839         1,113,289        225,000,000
Trident II, L.P. and co-investment funds(1).....       1,636,729           173,178         35,000,000
Farallon Capital investors......................       1,169,093           123,698         25,000,000
Insurance Private Equity Investors, L.L.C.
  (affiliated with GE Asset Management).........       2,338,186           247,397         50,000,000
Orbital Holdings, Ltd. (affiliated with GE
  Capital)......................................         467,637            49,479         10,000,000
Management investors............................         614,940            65,066         13,150,000
                                                      ----------         ---------       ------------
    Total.......................................      35,687,735         3,776,025       $763,150,000
                                                      ==========         =========       ============

------------------------

(1) In a related transaction, upon closing of the capital infusion, 905,397 previously existing class A warrants held by Marsh & McLennan Risk Capital
    Holdings, Ltd. were canceled in exchange for 140,380 newly issued common shares, and 1,770,601 class B warrants held by Marsh & McLennan Risk Capital Holdings were canceled in exchange for a cash payment by us of $7.50 per class B warrant (approximately $13.3 million in the aggregate). See note (2) under "Security Ownership of Certain Beneficial Owners and Management" for a description of the terms of the class B warrants. Marsh & McLennan Risk Capital Holdings' pre-existing right to have an observer attend meetings of our board of directors was terminated, and The Trident Partnership, L.P.'s pre-existing right to designate a director for election to our board of directors was terminated. We were released from our remaining $11.0 million capital commitment to Trident II, L.P. for new investments.

SUBSCRIPTION AGREEMENT

    Set forth below is a summary of the material terms of the subscription agreement entered into with the investors (other than the management investors) in connection with the capital infusion. You should read this summary in conjunction with the agreement, which is incorporated herein by reference. A conformed copy of the subscription agreement is filed herewith as an exhibit.

    PURCHASE PRICE. The purchase price for the preference shares and class A warrants paid at closing was based on the book value of our common shares as of June 30, 2001. The number of preference shares issued to each investor was equal to the total dollar amount of that investor's investment divided by the estimated per share price as determined under the subscription agreement (approximately $21.384), which was based on an estimate of the book value of our assets at June 30, 2001. The number of warrants issued to each investor was equal to the Adjusted Warrant Amount times the number of common shares issuable upon exercise of all outstanding class A warrants (2,531,079) divided by the number of common shares outstanding as of June 30, 2001 (12,863,079). The "Adjusted Warrant Amount" was equal to one-half of the quotient of the total dollar amount of that investor's investment divided by the difference of the estimated per share price minus $1.50. There would have been an adjustment to the purchase price if any of the transactions contemplated by the subscription agreement or the options granted to management concurrently therewith had triggered an anti-dilution adjustment under our existing class A warrants or class B warrants, but all holders of those warrants waived any rights to any anti-dilution adjustment with respect to the issuance under the subscription agreements or the grants to management contemplated thereby. For the ten trading days ended October 23, 2001, the last trading day prior to the announcement of the signing of the subscription agreements for the capital infusion and our new underwriting initiative, the average closing price of our common shares on the Nasdaq National Market was $16.86 per share.

    PURCHASE PRICE ADJUSTMENTS. The subscription agreement provides that the estimated per share price may be adjusted as described below. All determinations to be made by the investors in connection with the purchase price adjustments will be made by the Warburg Pincus funds and the Hellman & Friedman funds. These adjustments are the sole remedy for any breach of representations and warranties of the company under the subscription agreement.

    AUDIT ADJUSTMENT. We agreed to engage PricewaterhouseCoopers as independent accountants to audit our consolidated balance sheet as of June 30, 2001, an independent actuary (to be selected by us and the Warburg Pincus funds and the Hellman & Friedman funds) to review the reserves for claims and claims expenses on our balance sheet, and an independent pricing service selected by us and the Warburg Pincus funds and the Hellman & Friedman funds to determine the estimated fair value of our investments in marketable securities as of the third business day prior to closing. The independent pricing service, the public accountants and the independent actuary are referred to below as the independent advisors.

    If the audited per share price is greater than the estimated per share price at closing, each investor will either pay the difference to us in cash or return the equivalent amount in preference shares. If the estimated per share price at closing is greater than the audited per share price, we will issue an amount of preference shares to the investors representing the difference. We currently estimate that we will issue an additional 875,765 preference shares during the first quarter of 2002 in connection with the audit of the book value of our assets at June 30, 2001 discussed above.

    ADJUSTMENT FOR TRADING PRICE OR CHANGE OF CONTROL. In the event that on or prior to September 19, 2005, (1) the closing price of our common shares is at least $30.00 per share for at least 20 out of 30 consecutive trading days or
(2) a change of control occurs (either case, a "Triggering Event"), we agreed to issue and deliver to each investor additional preference shares such that the audited per share price is adjusted downward by $1.50 per preference share. For this purpose "change of control" means the acquisition by any person or group (within the meaning of section 13(d)(3) of the Exchange Act) of beneficial ownership of 40% or more by either the voting power of our then outstanding common shares or the combined voting power of our then outstanding voting securities entitled to vote generally in the election of directors; provided that if such acquisition results in whole or in part from a transfer of common shares or other voting securities by Marsh & McLennan Companies, Inc. or any of its subsidiaries, such acquisition will not constitute a change of control unless such transfer is effected pursuant to an offer by such acquiror to purchase all of our outstanding common shares.

    FINAL ADJUSTMENTS. We agreed to make another adjustment at the second anniversary of closing (or such earlier date as the Warburg Pincus funds and the Hellman & Friedman funds request and the Transaction Committee (described below under "--Transaction Committee") agrees) based on an adjustment basket described below.

    The adjustment basket will be equal to:

    - the difference between value realized upon sale and the book value at closing (as adjusted based on a pre-determined growth rate) of the agreed upon non-core businesses; plus

    - the difference between the GAAP net book value of all of our insurance balances with respect to any policy or contract written or having an effective date prior to November 20, 2001 (I.E., premiums receivable, unpaid claims and claims expenses recoverable, prepaid reinsurance premiums, reinsurance balances receivable, deferred policy acquisition costs, claims and claims expenses, unearned premiums, reinsurance balances payable, and any other insurance balance attributable to our "core insurance operations," as defined below) at the time of determination of the final adjustment and those balances at the closing; minus

    - reductions in book value arising from (without duplication of any expenses included in the calculation of value realized upon sale of the non-core businesses or any expense otherwise reflected in the determination of the per share price) costs and expenses relating to the investments and transactions provided for under the subscription agreement, actual losses arising out of breach of representations under the subscription agreement and certain other costs and expenses.

    Our "core insurance operations" include:

    - Arch Re (Bermuda);

    - Arch Capital Group (U.S.) Inc.;

    - Arch Re (US);

    - Cross River (including funding for Rock River);

    - ART Services (including First American Financial Corporation);

    - capital held at ACGL, gross of capital to be invested in unfunded private equity commitments; and

    - $2.5 million in segregated assets and liabilities in "cell" accounts formed by Alternative Insurance Company Limited and Alternative Re, Ltd.

    Non-core businesses are currently defined as American Independent Insurance Holding Company, Hales & Company Inc., escrow assets under the Folksamerica disposition agreement, all nonpublic securities held by ACGL, Arch Capital Group (U.S.) Inc. and Arch Re (US) and all commitments to Trident II, L.P., Distribution Partners and Innovative Coverage Concepts LLC, as and when funded.

    The adjustment basket will be calculated by our independent auditors as soon as practicable after the second anniversary of the closing or such earlier date as the Warburg Pincus funds and the Hellman & Friedman funds request and ACGL agrees. ACGL and the Warburg Pincus funds and the Hellman & Friedman funds have the right to make a full review of the adjustment basket determination. We agreed to cause our subsidiaries to maintain the components necessary to calculate the adjustment basket under separate ledgers.

    If the adjustment basket is less than zero, we agreed to issue additional preference shares to the investors based on the decrease in the value of the components of the adjustment basket. If the adjustment basket is greater than zero, the subscription agreement allows us to use cash in an amount based on the increase in value of the components of the adjustment basket to repurchase common shares (other than any common shares issued upon conversion of the preference shares or exercise of the class A warrants).

    In addition, if the adjustment basket is less than zero and in the event that a Triggering Event occurs, we agreed to issue additional preference shares to the investors as a further adjustment.

    Finally, on the fourth anniversary of the closing, there will be a calculation of a further adjustment basket based on (1) liabilities in excess of the Folksamerica escrow assets owed to Folksamerica under the Asset Purchase Agreement, dated as of January 10, 2000, between ACGL, Arch Re (US), Folksamerica Holding Company, Inc. and Folksamerica Reinsurance Company and
(2) specified tax and ERISA matters under the subscription agreement. As described under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operation--General--May 2000 Sale of Our Prior Reinsurance Operations," in February 2002, we reached a definitive settlement agreement with Folksamerica pursuant to which we will satisfy all of our obligations under the escrow agreement for an amount equal to approximately $17.0 million of the escrowed assets, plus accrued interest on such amount.

    RESTRICTIONS ON TRANSFER OF SECURITIES. The investors agreed not to transfer, in one transaction, or a series of transactions, to a single person or group, common shares or securities convertible into common shares representing in excess of either 51% of the votes then entitled to be cast in the election of directors, or 51% of the then outstanding common shares (taking into account common shares issuable upon conversion of the preference shares) without giving all shareholders the right to participate in such transaction on the same or substantially the same terms as the investors.

    The shareholders agreement between us and the holders of preference shares also contains restrictions on the transfer of preference shares, which terminates upon consumation of any registered public offering of our common shares generating net proceeds to us in excess of $25.0 million.

    DISPOSITIONS; PENDING ACQUISITION. We agreed to sell, prior to the time of the audit adjustment described above, the portion of our investment portfolio specified in a schedule to the agreement, consisting of specified publicly traded noninvestment grade debt securities and certain equity securities.

    INFORMATION. The investors agreed to give us information regarding their ownership of our company, ownership information concerning each of them and other related information in connection with preparing disclosure in filings under the United States Securities Act of 1933 (the "Securities Act") or the Exchange Act on issues arising under the Internal Revenue Code, including the rules applicable to "controlled foreign corporations."

    INDEMNIFICATION; INSURANCE. We and the investors agreed to maintain all rights to indemnification in favor of our directors, officers, employees and agents or any of our subsidiaries with respect to their activities prior to the closing (except that with respect to the Transaction Committee this covenant will cover activities after the closing) (as provided for in our organizational documents in effect on October 24, 2001) in full force and effect for a period of not less than six years from the closing. The investors agreed not to cause us to take any action inconsistent with this agreement.

    We and the investors also agreed that we will indemnify each of our present and former directors or officers against liabilities arising before the closing (including the transactions contemplated by the subscription agreement) and, with respect to the Transaction Committee, also after the closing. We and the investors agreed that we will maintain our current level of directors' and officers' liability insurance coverage for a period of at least six years after the closing.

    CERTAIN TAX MATTERS. With respect to each taxable year during which any of the Warburg Pincus funds or the Hellman & Friedman funds owns our shares, we agreed to use reasonable best efforts to cause us and each of our subsidiaries:

    - not to constitute a "passive foreign investment company" within the meaning of Section 1297 of the Code;

    - not to satisfy the gross income requirement set forth in Section 542(a) of the Code;

    - not to satisfy the gross income requirement set forth in Section 552(a) of the Code; and

    - not to have any related person insurance income within the meaning of
      Section 953(c)(2) of the Code.

In the event that we or any of our subsidiaries constitute a personal holding company, a foreign personal holding company, a controlled foreign corporation, a foreign investment company or a passive foreign investment company for U.S. federal income tax purposes with respect to any taxable year, we agreed to provide each of the Warburg Pincus funds or the Hellman & Friedman funds with any information it requests to satisfy its legitimate tax, accounting or other reporting requirements.

    RIGHT TO EXCHANGE INTO SUBSIDIARY SHARES. We agreed to form a new, wholly owned subsidiary to hold Arch Re (Bermuda) as well as all of the "core insurance operations" other than Arch Re (US).

    In the event that:

    - we fail to obtain the regulatory approvals required in connection with the investment before May 20, 2002 or

    - the adjustments described above under "--Purchase Price Adjustments--Final Adjustment" are less than zero and their absolute value exceeds
      $250.0 million,

the Warburg Pincus funds, the Hellman & Friedman funds and the other holders of our preference shares will have the option to exchange their preference shares and class A warrants, in whole or in part (but not for less than $150.0 million liquidation preference of preference shares), for preference shares and warrants of our newly formed subsidiary bearing identical rights and privileges, including the right to convert into, or be exercised for, common shares of our newly formed subsidiary, but not including voting limitations to the extent such limitations are not required pending the remaining regulatory approvals required in connection with the capital infusion.

    INVESTORS' COSTS AND EXPENSES. We agreed to reimburse the Warburg Pincus funds and the Hellman & Friedman funds for their costs and expenses, and the GE investors for up to $50,000 of their costs and expenses, in connection with the investment and the related transactions.

    TRANSACTION COMMITTEE. Until the date of the final determination of the adjustment basket at the fourth anniversary of closing, approval of the following actions by the Transaction Committee (as defined below) is deemed to be approval by the entire board of directors:

    - an amendment, modification or waiver of rights by ACGL under the subscription agreement, the certificate of designation for the preference shares, the class A warrants or the shareholders agreement;

    - the enforcement of obligations of the investors under the above agreements; or

    - approval of actions relating to the disposition of non-core assets.

    "Transaction Committee" means a committee of the board of directors consisting of persons who either (a) were members of our board of directors on October 22, 2001 and/or (b) were designated as members of the Transaction Committee by a person who was a member of our board of directors on October 22, 2001. The Transaction Committee currently consists of Robert Clements, Peter A. Appel, James J. Meenaghan and Robert F. Works.

SHAREHOLDERS AGREEMENT

    On November 20, 2001 upon consummation of the capital infusion, we entered into a shareholders agreement with the investors. Set forth below is a summary of the material terms of the shareholders agreement. You should read this summary in conjunction with the agreement. A conformed copy of the shareholders agreement is filed herewith as an exhibit.

    BOARD REPRESENTATION. Following the closing, the Warburg Pincus funds exercised their right to designate one director to our board and the Hellman & Friedman funds exercised their right to designate one director to our board. Kewsong Lee is serving as the designee for the Warburg Pincus funds and John L. Bunce, Jr. is serving as the designee for the Hellman & Friedman funds. Once the remaining regulatory approvals required in connection with the capital infusion have been obtained, we will increase the size of our board to up to 17 members and the Warburg Pincus funds will have the right to designate or nominate five additional directors and the Hellman & Friedman funds will have the right to designate or nominate two additional directors. Continued representation on our board of directors by these shareholders is based on the respective retained percentages of their equity securities in according to the following schedules:

              WARBURG PINCUS FUNDS                              HELLMAN & FRIEDMAN FUNDS
-------------------------------------------------   -------------------------------------------------
         PERCENTAGE             MINIMUM NUMBER OF            PERCENTAGE             MINIMUM NUMBER OF
         OF ORIGINAL             DIRECTORS TO BE             OF ORIGINAL             DIRECTORS TO BE
       INVESTMENT HELD              NOMINATED              INVESTMENT HELD              NOMINATED
-----------------------------   -----------------   -----------------------------   -----------------
greater than or equal to 75%            6           greater than or equal to 60%            3
60% greater than or equal to X < 75%          5     35% less than or equal to X < 60%          2
45% less than or equal to X < 60%          4        20% less than or equal to X < 35%          1
30% less than or equal to X < 45%          3
20% less than or equal to X < 30%          2
10% less than or equal to X < 20%          1

    COMMITTEES OF THE BOARD. As long as at least one representative of the Warburg Pincus funds is on the board, each board committee will include at least one representative of the Warburg Pincus funds, and as long as at least one representative of the Hellman & Friedman funds is on the board, each board committee will include at least one representative of the Hellman & Friedman funds. The foregoing is subject to any Nasdaq Stock Market or SEC restrictions applicable to the audit committee.

    INVESTOR PROTECTION MATTERS. Prior to the receipt of the remaining regulatory approvals in connection with the capital infusion certain matters require approval by at least one director representing the Warburg Pincus funds (if the Warburg Pincus funds hold at least 25% of their original investment in ACGL) and one director representing the Hellman & Friedman funds (if the Hellman & Friedman funds hold at least 50% of their original investment in us). Such matters include, among other things, subject to exceptions set forth in the subscription agreements:

    - any amendment to our organizational documents or the subscription agreement;

    - any change to our capital structure or the terms of our outstanding securities;

    - the declaration of any dividend or other distribution on, or repurchase of, our securities;

    - the issuance of any securities or the grant of any preemptive or anti-dilutive rights to any holder of our securities, or the grant of registration rights with respect to any of our securities;

    - any amendment to any grants made under our Long Term Incentive Plan for New Employees;

    - the incurrence of any material indebtedness;

    - our entering into any interested party transactions;

    - the acquisition of any material assets;

    - the acquisition of equity interests in any other person;

    - any change in our independent auditors or any material change in any method of financial accounting or accounting practice (other than changes required under U.S. generally accepted accounting principles);

    - any sale of material assets;

    - significant changes in compensation arrangements with any officer or key employee;

    - our liquidation or dissolution, or certain mergers or consolidations, sale of all or substantially all of our assets, or similar business combination;

    - entering into any transaction involving in excess of $1,000,000 or, if such transaction is in the ordinary course of business consistent with past practice, $5,000,000;

    - the approval of our annual plan, annual capital expenditure budget or the five-year plan of our company; or

    - the removal or appointment of a new chief executive officer or chairman.

    Notwithstanding the required approvals described above, the shareholders agreement does not grant these shareholders any right or consent to the extent that such right would result in such party being deemed to "control" any of our insurance subsidiaries that are domiciled in any state in the United States, where the exercise of such control would otherwise require the prior approval of such state.

    The rights of these shareholders described above terminate upon the mandatory conversion of the preference shares or the earlier conversion of all preference shares in accordance with their terms.

    SPECIAL BOARD MEETINGS. We agreed to use best efforts (1) to cause a special meeting of the board to be called upon the request of at least three directors and (2) to cause to be submitted, at the 2002 annual general meeting of our shareholders, a proposal to amend our bye-laws so that a special meeting of the board may be called by three directors or a majority of the total number of directors (whichever is fewer), in addition to the chairman of the board and the president of ACGL.

    VOTING. The signatories to the shareholders agreement agreed to vote all of their voting shares in favor of the proposal to approve a grant of restricted shares to Mr. Clements and an option grant to Mr. Pasquesi to be submitted for approval at our next annual general meeting.

    CHAIRMAN. The Warburg Pincus funds and the Hellman & Friedman funds agreed to take all actions necessary to cause Robert Clements to be duly elected as chairman of our board of directors for so long as he is willing and able to serve.

    CERTAIN TRANSACTIONS. The Warburg Pincus funds and the Hellman & Friedman funds agreed that, for a period of two years after the closing, they will not, directly or indirectly, without the prior approval of a majority of directors who are not affiliated with either the Warburg Pincus funds or the Hellman & Friedman funds:

    - acquire securities or assets from us or any of our subsidiaries, except as specifically contemplated by the subscription agreements, the preference shares and the class A warrants;

    - engage in any "Rule 13e-3 transaction" (as such term is defined in Rule 13e-3(a)(3) under the Exchange Act) involving us; or

    - engage in any other transaction that would result in the compulsory acquisition of our common shares.

    We and the Warburg Pincus funds and the Hellman & Friedman funds have agreed to endeavor to include at all times two directors on our board who are not affiliated with either the Warburg Pincus funds or the Hellman & Friedman funds. The prior approval of a majority of such independent directors is required prior to any change to or elimination of these provisions.

    REGISTRATION RIGHTS. The shareholders agreement also grants the investors registration rights described below.

    DEMAND REGISTRATION RIGHTS. The Warburg Pincus funds and the Hellman & Friedman funds have the right to request registration of their shares under the Securities Act, at any time and on not more than five separate occasions, so long as the request covers common shares with a market value on the date of the request of at least $25.0 million.

    PIGGY-BACK REGISTRATION RIGHTS. If at any time we propose to register any common shares under the Securities Act on our own behalf or on behalf of any of our shareholders (including pursuant to a demand registration as discussed above), we are required to give reasonably prompt written notice to each investor of our intention to do so and, upon request of any investor, but subject to limitations in some cases, include the investor's shares for registration.

    REGISTRATION EXPENSES. We agreed to bear all registration, filing and related fees (excluding underwriters' discounts or commissions) in connection with any registration and listing of any common shares pursuant the registration provisions described above.

    INDEMNIFICATION; CONTRIBUTION. We agreed to indemnify each investor and its officers, directors, employees and controlling persons, and each underwriter, its partners, officers, directors, employees and controlling persons, in any offering or sale of common shares, against certain liabilities in connection with these registered offerings. Each investor agreed to indemnify us and our officers, directors, employees and controlling persons, against certain liabilities in connection with these registered offerings. In the event that the indemnification provisions are unavailable, we and the investors agreed to contribute such amounts as are appropriate to reflect the relative fault of the parties.

    TAG-ALONG/DRAG-ALONG RIGHTS. In the event that a Warburg Pincus fund, a Hellman & Friedman fund or a GE investor proposes to transfer preference shares, class A warrants or common shares issued upon conversion or exercise of such securities to a third party, and the net proceeds of such sale are reasonably expected to exceed $50.0 million, other investors may have rights under the shareholders agreement to "tag along" in such sale. The following tag-along rights are provided for in the shareholders agreement:

    - The GE investors have tag-along rights only if (1) a Warburg Pincus fund is the seller or (2) a Hellman & Friedman fund is the seller and the Warburg Pincus funds also exercise their rights to tag along in the sale.

    - Farallon has tag-along rights only if (1) a Hellman & Friedman fund is the seller or (2) a Warburg Pincus fund is the seller and the Hellman & Friedman funds also exercise their rights to tag along in the sale.

    - Trident II has tag-along rights in the event that a Warburg Pincus fund or a Hellman & Friedman fund is the seller.

    Any sale effected in the public markets (including by means of a "block trade" effected through any registered broker-dealer) or any distribution to partners of any partnership in which a Warburg Pincus fund or a Hellman & Friedman fund, or any of their respective affiliates, is the general partner will not give rise to any tag-along rights.

    In the event that a Warburg Pincus fund and/or a Hellman & Friedman fund proposes to transfer preference shares, class A warrants or common shares issued upon conversion or exercise of such securities representing either 51% of the votes then entitled to be cast in the election of directors, or 51% of our then outstanding common shares (taking into account common shares issuable upon conversion of preference shares) in a transaction, or in a series of related transactions, to a single person or group, the Warburg Pincus funds and the Hellman & Friedman funds have the right to require that Trident II participate in such transaction on a ratable basis.

    RESTRICTIONS ON TRANSFER. Each investor has agreed not to sell more than one-third of the shares purchased in its original investment until the earliest to occur of

    - November 20, 2002;

    - any event that would cause our outstanding class B warrants to become exercisable; or

    - our completion of a registered public offering of common shares the net proceeds of which to us exceed $25.0 million.

    RESTRICTIONS ON CONVERSION/EXERCISE. Prior to receipt of the regulatory approvals required in connection with the investment, the investors agreed not to convert any preference shares or exercise class A warrants issued under the subscription agreements unless all necessary approvals for the ownership of common shares issued upon such conversion or exercise have been obtained.

    RESTRICTIONS ON DIVIDENDS AND SHARE REPURCHASES. We agreed not to declare any dividend or make any other distribution on our common shares, and not to repurchase any common shares, until we have repurchased from the Warburg Pincus funds, the Hellman & Friedman funds, and the other holders of our preference shares, pro rata, on the basis of the amount of each of these shareholders' retained investment in the company at the time of such repurchase, preference shares having an aggregate value of $250.0 million, at a per share price acceptable to these shareholders (subject to the exception described under "--Subscription Agreement--Purchase Price Adjustments--Final Adjustments").

    TERMINATION. The shareholders agreement terminates upon the earlier to occur of:

    - November 20, 2011; or

    - mutual written agreement of us and the Warburg Pincus funds and the Hellman & Friedman funds.

MANAGEMENT SUBSCRIPTION

    In connection with the capital infusion, we entered into a management subscription agreement, pursuant to which certain members of management (or entities affiliated with them) agreed to purchase preference shares and class A warrants on the same economic terms as the Warburg Pincus funds and the Hellman & Friedman funds. The management subscription agreement is filed as an exhibit to this report.

    On November 20, 2001, each of the persons or entities listed purchased preference shares and class A warrants for the amount opposite his or its names set forth in the table below:

NAME                                                       AMOUNT
----                                                       ------
SoundView Partners LP (an entity affiliated with Robert
  Clements)............................................  $ 2,000,000
Otter Capital LLC (an entity affiliated with John M.
  Pasquesi)............................................    7,500,000
Peter A. Appel.........................................    1,000,000
Paul B. Ingrey.........................................    2,000,000
Dwight R. Evans........................................      400,000
Marc Grandisson........................................      250,000
                                                         -----------
  Total................................................  $13,150,000
                                                         ===========

CERTIFICATE OF DESIGNATIONS

    Set forth below is a summary of the material terms of the certificate of designations for our series A convertible preference shares. You should read this summary in conjunction with the certificate, which is filed herewith as an exhibit.

    DIVIDENDS. The holders of preference shares are entitled to receive dividends along with holders of our common shares, on an as-converted basis. Dividends are payable on each outstanding preference share on an as-converted basis. No dividends may be paid or declared on or with respect to our common shares prior to the declaration and payment of a dividend on or with respect to the preference shares. Dividends on the preference shares are noncumulative.

    RANKING. The preference shares rank, with respect to dividends and upon liquidation, winding up or dissolution:

    - on a parity with those shares which, by the terms of our bye-laws or by such rights, preferences or limitations as fixed by the board of directors, are specifically entitled to share ratably with the preference shares, and

    - senior to each other class or series of our shares.

The shareholders agreement between us and the holders of our preference shares includes a limitation on dividends on, and repurchases of, our common shares.

CONVERSION

    GENERAL. Each preference share is convertible at any time and from time to time at the option of the holder, initially, into one fully paid and nonassessable common share, subject to adjustment for certain events as described below under "--Adjustments." In connection with the conversion of any preference shares, no fractional shares will be issued. Instead, we will pay a cash amount for such fractional interest based on the current market price of the common shares. As discussed above, the shareholders agreement between us and the holders of our preference shares contains a limitation on conversion of the preference shares until the receipt of certain shareholder and regulatory approvals.

    MANDATORY CONVERSION. The preference shares will automatically convert into common shares following the later of: (a) the receipt of the regulatory approvals required in connection with the November 20 capital infusion and
(b) 90 days following the consummation of the purchase price adjustment to be performed at the fourth anniversary of closing (described above under "The Capital Infusion--Purchase Price Adjustments").

    ADJUSTMENTS. The number of common shares into which each preference share is convertible is subject to adjustment from time to time in the event of:

    - share splits or combinations of our common shares;

    - the declaration and payment of dividends on the common shares in additional common shares;

    - the distribution of indebtedness, securities or assets to holders of our common shares;

    - transactions in which our common shares are exchanged (either for different securities of our company or securities of a different company); or

    - offerings of our common shares, or securities convertible into or exercisable for common shares, at a price below the market value for our common shares at the time of issuance, subject to exceptions.

    LIQUIDATION PREFERENCE. In the event of our voluntary or involuntary liquidation, dissolution or winding-up, or a reduction or decrease in our share capital resulting in a distribution of assets to the holders of any class or series of our shares, each holder of preference shares is entitled to payment out of our assets available for distribution of an amount equal to the liquidation preference of $21.00 per preference share held by such holder, plus all accumulated and unpaid dividends, before any distribution is made on any common shares. If, in the event of our voluntary or involuntary liquidation, dissolution or winding up or a reduction or decrease in our share capital, the amounts payable with respect to preference shares and parity shares are not paid in full, the holders of preference shares and the parity shares share equally and ratably in any distribution of share assets in proportion to the full liquidation preference and all accumulated and unpaid dividends to which each such holder is entitled.

    VOTING RIGHTS. Each holder of preference shares is entitled to the number of votes equal to the number of whole common shares into which all of such holder's preference shares are convertible, with respect to all matters submitted for shareholder approval. Except as required by applicable Bermuda law or by the express terms of the preference shares, holders will vote together with holders of the common shares as a single class.

    The affirmative vote of the holders of at least a majority of the outstanding preference shares, voting with holders of shares of all other series of preference shares affected in the same way as a single class, is required to amend, repeal or change any provisions of the certificate of designations in any manner which would adversely affect, alter or change the powers, preferences or special rights of the preference shares and any such securities affected in the same way. However, the creation, authorization or issuance of any other class or series of shares or the increase or decrease in the amount of authorized shares of any such class or series or of the preference shares, or any increase, decrease or change in the par value of any class or series of shares (including the preference shares) do not require the consent of the holders of the preference shares and are not deemed to affect adversely, alter or change the powers, preferences and special rights of the preference shares. With respect to any matter on which the holders are entitled to vote as a separate class, each preference share is entitled to one vote.

    Notwithstanding the foregoing, prior to the receipt of the regulatory approvals required in connection with the capital infusion by the Warburg Pincus funds and the Hellman & Friedman funds, if the votes conferred by common shares and preference shares beneficially owned by a given person would otherwise represent more than 9.9% of the voting power of all shares of the company entitled to vote generally at an election of directors, the vote of each preference share held by that person will be reduced by whatever amount is necessary so that after any reduction, the votes conferred by the common shares and preference shares beneficially owned by that person constitute 9.9% of the total voting power of all shares of the company entitled to vote generally at any election of directors.

CLASS A WARRANTS

    Set forth below is a summary of the material terms of the class A warrants. You should read this summary in conjunction with the certificate for the class A warrants, the form of which is filed as an exhibit herewith.

    GENERAL. Each class A warrant entitles the holder to purchase one common share for $20.00. The exercise price is subject to adjustments as discussed in greater detail below under "--Anti-Dilution and Other Adjustments." The class A warrants will expire on September 19, 2002.

    EXERCISE OF THE CLASS A WARRANTS. Holders of the class A warrants may exercise their purchase rights under the class A warrants by making payment of the purchase price in cash or through a cashless exercise. Holders may effect a cashless exercise by (a) delivering common shares equivalent in value to the exercise price or (b) accepting a reduction in the number of common shares deliverable upon exercise of the class A warrant by an amount which would be equivalent in value to the exercise price. See "--Shareholders Agreement--Restrictions on Conversion/Exercise" for a description of the limitation on exercise of the class A warrants under the shareholders agreement.

    ANTI-DILUTION AND OTHER ADJUSTMENTS. The exercise price will be adjusted from time to time in order to prevent dilution. In addition, certain other adjustments will be made to the terms of the class A warrants upon extraordinary corporate events. Such anti-dilution and other adjustments include:

    - offerings of our common shares at a price below the market value of our common shares at the time of issuance will result in an adjustment to the exercise price under the class A warrants;

    - share splits or combinations of our common shares will result in an adjustment to the exercise price under the class A warrants;

    - a reorganization, reclassification, consolidation, merger or sale of assets may result in the substitution of other securities, cash or property upon exercise of the class A warrants; and

    - issuance of assets or debt securities or rights or warrants to purchase assets or securities by the company to its shareholders may result in an adjustment to the exercise price under the class A warrants.

    In addition, our board of directors may make such additional adjustments to the exercise price or other terms of the class A warrants in order to protect the rights of the holders of the class A warrants.

OPERATIONS

OUR REINSURANCE OPERATIONS

    Our Reinsurance Group is worldwide, with U.S. and Bermuda-based operations. It has two principal offices, one located in Hamilton, Bermuda and the other in Morristown, New Jersey. As of March 14, 2002, the group has 36 employees consisting of 20 underwriters, seven other professionals and nine non-professionals. We expect that our Reinsurance Group will have approximately 55 total employees once fully staffed.

    STRATEGY. Our Reinsurance Group's strategy is to capitalize on our financial capacity, experienced management and operational flexibility to offer multiple products through our Bermuda- and U.S.-based operations. The group's operating principles are:

    - ACTIVELY SELECT AND MANAGE RISKS. We will not underwrite business that does not meet our profitability criteria, and we will emphasize disciplined underwriting over premium growth. To this end, we will maintain centralized control over reinsurance underwriting guidelines and authorities.

    - MAINTAIN FLEXIBILITY AND RESPOND TO CHANGING MARKET CONDITIONS. Our organizational structure and philosophy allow us to take advantage of increases or changes in demand or favorable pricing trends. We believe that our existing Bermuda and U.S.-based platform, broad underwriting expertise, and substantial capital will facilitate adjustments to our mix of business geographically and by line and type of coverage. We believe that this flexibility will allow us to participate in those market opportunities that provide the greatest potential for underwriting profitability.

    - MAINTAIN A LOW COST STRUCTURE. We believe that maintaining tight control over our staffing and operating as a broker market reinsurer will permit us to maintain low operating costs relative to our capital and premiums.

    LINES OF BUSINESS. We are seeking to write "large lines" (I.E., significant portions) on a select number of specialty property and casualty reinsurance treaties.

    Our Reinsurance Group focuses on the following lines of business:

    - PROPERTY CATASTROPHE REINSURANCE. Property catastrophe reinsurance provides coverage on an excess of loss basis when aggregate losses and loss adjustment expense from a single occurrence of covered peril exceed the attachment point specified in the policy. Some of our property catastrophe contracts limit coverage to one occurrence in a policy year, but most contracts generally provide for at least one reinstatement of the limit covered, which could result in two or more exposures to a given risk.

    - PROPERTY RISK EXCESS OF LOSS. We also write risk excess of loss property reinsurance. Risk excess of loss reinsurance responds to a loss of the reinsured on a single "risk" of the type reinsured rather than to aggregate losses for all covered risks as does catastrophe reinsurance. The risk excess of loss property protects the reinsured from losses in excess of its retention level on a single risk. A "risk" in this context might mean the insurance coverage on one building or a group of buildings or the insurance coverage under a single policy, which the reinsured treats as a single risk. Risk excess contracts are generally "all risk" in nature, similar to property catastrophe reinsurance.

    - PROPERTY PRO RATA. In pro rata reinsurance, we assume a specified portion of the risk on the specified coverage and receive an equal proportion of the premium. The ceding insurer receives a commission based upon the premiums ceded to the reinsurer and may also be entitled to receive a profit commission based on the ratio of losses, loss adjustment expense and the reinsurer's expenses to premiums ceded. A pro rata reinsurer is dependent upon the ceding insurer's underwriting, pricing and claims administration to yield an underwriting profit. In some instances we may be entitled to the benefit of other reinsurance, known as common account reinsurance, purchased by the ceding company on an account reinsured by us on a pro rata basis.

    - CASUALTY. We also write the following lines of business on both a pro rata and excess of loss basis: general liability (including excess general liability), workers' compensation, commercial transportation, non-standard auto liability, surety, aviation & aerospace, marine, medical malpractice, directors and officers, errors and omissions and energy. We may write other lines, including trade credit and political risk.

    Although we will seek to exclude terrorism from the property reinsurance which we write, we may specifically reinsure risks resulting from terrorism on an excess of loss basis, or, based on market factors, we may determine to include terrorism risk. Our reinsurance business may also include clash covers which are excess of loss agreements where the underlying amount to be retained by the ceding insurer is at an amount which is higher than the limit on any one reinsured policy. Such agreements provide payment of loss when the unusual circumstances occur where two or more casualty policies (or, with respect to workers compensation coverages, multiple employees) experience the same occurrence of loss and the total amount of the payment of losses for the multiple policies exceeds the clash cover retention amount.

    We also write non-traditional business that is intended to provide insurers with creative risk management solutions that complement traditional reinsurance. Under these covers, we would assume a measured amount of insurance risk in exchange for a specified margin. Coverages may include a combination of sublimits and caps. Examples of such non-traditional business include aggregate stop-loss coverages and financial quota share coverages.

    UNDERWRITING PHILOSOPHY. We employ a disciplined, analytical approach to underwriting reinsurance risks that is designed to specify an adequate premium for a given exposure commensurate with the amount of capital we anticipate placing at risk. Many of our underwriters are also actuaries. We believe that employing actuaries on the front-end of the underwriting process gives us an advantage in evaluating risks and constructing a high quality book of business.

    As part of our underwriting process, we typically assess a variety of factors, including:

    - the reputation of the proposed cedent and the likelihood of establishing a long-term relationship with the cedent, the geographic area in which the cedent does business, together with its catastrophe exposures, and our market share in that area;

    - historical loss data for the cedent and, where available, for the industry as a whole in the relevant regions, in order to compare the cedent's historical loss experience to industry averages;

    - projections of future loss frequency and severity; and

    - the perceived financial strength of the cedent.

    For our catastrophe exposed reinsurance business, we have developed underwriting guidelines under which we generally limit the amount of exposure we will assume from any one reinsured and the amount of the aggregate exposure to catastrophe losses in any geographic zone.

    MARKETING. We market our reinsurance products through brokers. Brokers do not have the authority to bind us with respect to reinsurance agreements, nor do we commit in advance to accept any portion of the business that brokers submit to us. Reinsurance business from any ceding company, whether new or renewal, is subject to acceptance by us.

    CLAIMS MANAGEMENT. Claims management includes the receipt of initial loss reports, creation of claim files, determination of whether further investigation is required, establishment and adjustment of case reserves and payment of claims. Additionally, audits will be conducted for both specific claims and overall claims procedures at the offices of selected ceding companies. We may make use of outside consultants for claims work.

OUR INSURANCE OPERATIONS

    Our Insurance Group will have operations in the U.S. and Bermuda. As of March 14, 2002, our Insurance Group has 37 employees consisting of 17 underwriters, 16 other professionals and 4 non-professionals. We expect that the number of employees in our Insurance Group will increase significantly as we expand our insurance operations.

    STRATEGY. Our Insurance Group strategy is to write business profitably (on both a gross and net basis) across all of our product lines. Our Group's operating principles are:

    - CAPITALIZE ON PROFITABLE UNDERWRITING OPPORTUNITIES. We believe that our experienced management and underwriting team will be able to locate and identify lines of business with attractive risk/ reward characteristics. As profitable underwriting opportunities are identified, we will make additions to our product portfolio in order to take advantage of market trends. This could include adding underwriting and other professionals with specific expertise in specialty lines of business.

    - CENTRALIZE RESPONSIBILITY WITHIN EACH LINE OF BUSINESS. Our Insurance Group will consist of "profit centers" consisting of individual lines of business. Within each profit center, profit center managers will oversee the underwriting and other functions within each business region, and regional executives will be responsible for overall profitability within each business line. We believe that this organizational structure will allow close control of our profitability, and create clear accountability, within each line of business and each region.

    - MAINTAIN A DISCIPLINED UNDERWRITING PHILOSOPHY. Our underwriting philosophy is to generate an underwriting profit through prudent risk selection and proper pricing. We believe that the key to this approach is strict adherence to uniform underwriting standards across all lines of business. Our insurance senior management intends to provide close control of the underwriting process.

    - FOCUS ON PROVIDING SUPERIOR CLAIMS MANAGEMENT. We believe that claims handling is an integral component of credibility in the market for insurance products. Therefore, we believe that our ability to handle claims expeditiously and satisfactorily will be a key to our success. We intend to use experienced internal claims professionals, as well as nationally recognized external claims managers.

    - UTILIZE AN OPEN BROKERAGE DISTRIBUTION SYSTEM. We believe that by avoiding reliance on contractual relationships with brokers or other agents, we can efficiently access a broad customer base while maintaining underwriting control. We will compensate our distribution sources on a risk-by-risk basis and we do not intend to offer additional incentives based on volume or profitability.

    LINES OF BUSINESS. Our Insurance Group will initially comprise six lines of business or "profit centers": property, casualty (including excess and umbrella), executive assurance (including, but not limited to, financial and commercial institution directors and officers liability and errors and omissions coverage), medical malpractice, professional liability insurance (including, but not limited to, architects and engineers, small to medium accounting firms and lawyers professional liability) and program business (including alternative risk). Once these units are operational, we will explore other opportunities in new areas which may include: marine, environmental liability, construction risk and surety.

UNDERWRITING PHILOSOPHY.

    Our Insurance Group's underwriting philosophy is to generate an underwriting profit (on both a gross and net basis) through prudent risk selection and proper pricing across all lines of business. One key to this philosophy will be the strict adherence to uniform underwriting standards across each profit center that will focus on the following:

    - risk selection;

    - desired attachment point;

    - limits and retention management;

    - due diligence, including as to financial condition, claims history, management, and product, class and territorial exposure;

    - underwriting authority and appropriate approvals; and

    - collaborative decision-making.

    MARKETING. Our Insurance Group's products will be marketed principally through licensed independent brokers and wholesalers. We anticipate that a majority of our volume may emanate from the top three insurance brokers.

    CLAIMS MANAGEMENT. Our claims department will provide underwriting and loss service support to all of our branches. In addition, claims personnel will fully participate in the creation of insurance products. Members of our claims department will work with our underwriting professionals as functional teams in order to develop products and services that our customers desire and may use independent national claims firms for investigations and field adjustments.

RESERVES

    We believe we have applied, and will continue to so apply, a conservative reserving philosophy for both our insurance and reinsurance operations. We utilize regular actuarial reviews. Reserve estimates are derived after extensive consultation with individual underwriters, actuarial analysis of the loss reserve development and comparison with market benchmarks. We are building our actuarial staff and will utilize both internal and external actuaries. Generally, reserves are established without regard to whether we may subsequently contest the claim. We do not currently expect to discount our loss reserves.

    Loss reserves represent estimates of what the insurer or reinsurer ultimately expects to pay on claims at a given time, based on facts and circumstances then known, and it is possible that the ultimate liability may exceed or be less than such estimates. Even actuarially sound methods can lead to subsequent adjustments to reserves that are both significant and irregular due to the nature of the risks written. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Critical Accounting Policies, Estimates and Recent Accounting Pronouncements--Losses and Loss Adjustment Expenses."

    The following table represents the development of generally accepted accounting principles ("GAAP") balance sheet reserves for 1997 through December 31, 2001. This table does not present accident or policy year development data. Results for the period 1996 to December 31, 2000 relate to our prior reinsurance operations, which was sold on May 5, 2000 to Folksamerica Reinsurance Company. The top line of the table shows the reserves, net of reinsurance recoverables, at the balance sheet date for each of the indicated years. This represents the estimated amounts of net claims and claims expenses arising in all prior years that are unpaid at the balance sheet date, including incurred but not reported ("IBNR") reserves. The table also shows the reestimated amount of the previously recorded reserve based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years. The "cumulative redundancy (deficiency)" represents the aggregate change in the estimates over all prior years. The table also shows the cumulative amounts paid as of successive years with respect to that reserve liability. In addition, the table reflects the claim development of the gross balance sheet reserves for 1996 through December 31, 2001.

    With respect to the information in the table below, it should be noted that each amount includes the effects of all changes in amounts for prior periods. For additional information on our reserves, including a reconciliation of claims and claims expense reserves for the years ended December 31, 2001, 2000 and 1999, please refer to Note 5 of the notes accompanying our consolidated financial statements.

                          DEVELOPMENT OF GAAP RESERVES
                       CUMULATIVE REDUNDANCY (DEFICIENCY)

                                                                         YEARS ENDED DECEMBER 31,
                                                   ---------------------------------------------------------------------
                                                     1996       1997       1998          1999          2000       2001
                                                   --------   --------   --------      --------      --------   --------
                                                                               (IN MILLIONS)
Reserves for unpaid claims and claims adjustment
  expenses, net of reinsurance recoverables......   $  20       $ 71      $  186        $ 309          $ --       $ 23
Paid (cumulative) as of:
  One year later.................................       9         19          88          311            --         --
  Two years later................................      10         33         216          311            --         --
  Three years later..............................      12         64         216           --            --         --
  Four years later...............................      18         64          --           --            --         --
  Five years later...............................      18         --          --           --            --         --
Reserve reestimated as of:
  One year later.................................      20         68         216           --            --         --
  Two years later................................      19         65         216           --            --         --
  Three years later..............................      18         64         216           --            --         --
  Four years later...............................      18         64          --           --            --         --
  Five years later...............................      18         --          --           --            --         --

Cumulative redundancy (deficiency)...............   $   2       $  7      $  (30)       $  (2)           --         --
                                                    =====       ====      ======        =====          ====       ====
Cumulative redundancy (deficiency) as a
  percentage of net reserves.....................    10.0%       8.5%      (16.1)%       (1.0)%          --         --

Gross reserve for claims and claims expenses.....   $  20       $ 71      $  216        $ 365            --       $113
Reinsurance recoverable..........................      --         --         (30)         (56)           --        (90)
                                                    -----       ----      ------        -----          ----       ----
Net reserve for claims and claims expenses.......   $  20       $ 71      $  186        $ 309          $ --       $ 23
                                                    -----       ----      ------        -----          ----       ----
Gross reestimated reserve........................   $  18       $ 64      $  246        $ 367          $ --       $113
Reestimated reinsurance recoverable..............      --         --         (30)         (56)           --        (90)
                                                    -----       ----      ------        -----          ----       ----
Net reestimated reserve..........................   $  18       $ 64      $  216        $ 311          $ --       $ 23
Gross reestimated redundancy (deficiency)........   $   2       $  7      $  (30)       $  (2)           --         --
                                                    =====       ====      ======        =====          ====       ====

INVESTMENTS

    At December 31, 2001, consolidated cash and invested assets totaled approximately $1.0 billion, consisting of $486.8 million of cash and short-term investments, $468.3 million of publicly traded fixed maturity investments, $22.2 million of fixed maturities held in escrow, $41.6 million of privately held securities and $0.2 million of publicly traded equity securities. Our strategy is to maximize our underwriting profitability and fully deploy our capital through our underwriting activities. Consequently, we have established an investment policy, which we consider to be conservative. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Investments."

    Our current investment guidelines stress preservation of capital, market liquidity, and diversification of risk. To achieve this objective, our current fixed income investment guidelines call for an average credit quality of "Aa3" and "AA-" as measured by Moody's and Standard & Poor's, respectively. Notwithstanding the foregoing, our investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities.

    At December 31, 2001, almost all of our fixed maturity and short-term investments were rated investment grade by Moody's or Standard & Poor's and had an average Standard & Poor's quality rating of "AA-" and an average duration of approximately 1.9 years.

    The following table summarizes the fair value of our investments and cash and short-term investments at the dates indicated.

                                                                    DECEMBER 31,
                                     ---------------------------------------------------------------------------
                                             2001                       2000                       1999
                                     ---------------------      ---------------------      ---------------------
                                     ESTIMATED      % OF        ESTIMATED      % OF        ESTIMATED      % OF
                                     FAIR VALUE    TOTAL        FAIR VALUE    TOTAL        FAIR VALUE    TOTAL
                                     ----------   --------      ----------   --------      ----------   --------
                                                               (DOLLARS IN THOUSANDS)
Cash and short-term investments....  $  486,790      48%         $108,868       39%         $ 82,242       14%
Short-term investments held in
  escrow...........................      22,156        2               --        --               --        --
                                     ----------     ----         --------      ----         --------      ----
    Sub-total......................     508,946       50          108,868        39           82,242        14
                                     ----------     ----         --------      ----         --------      ----
Fixed maturities:
  U.S. government and government
    agencies.......................     137,861       14           27,122        10           41,095         7
  Municipal bonds..................          --       --               --        --           52,245         9
  Corporate bonds..................     239,261       23            5,835         2          136,838        24
  Mortgage and asset-backed
    securities.....................      91,147        9            5,518         2           27,298         5
  Foreign governments..............          --       --               --        --            3,591         1
                                     ----------     ----         --------      ----         --------      ----
      Sub-total....................     468,269       46           38,475        14          261,067        46
                                     ----------     ----         --------      ----         --------      ----
Fixed maturities held in escrow....          --       --           20,970         8               --        --
                                     ----------     ----         --------      ----         --------      ----
Equity securities:
  Publicly traded..................         235       --           51,322        19          158,631        27
  Privately held...................      41,608        4           56,418        20           77,934        13
                                     ----------     ----         --------      ----         --------      ----
      Sub-total....................      41,843        4          107,740        39          236,565        40
                                     ----------     ----         --------      ----         --------      ----
        Total......................  $1,019,058     100%         $276,053      100%         $579,874      100%
                                     ==========     ====         ========      ====         ========      ====

    Primarily because of the potential for large claims payments, our investment portfolio is structured to provide a high level of liquidity. The table below shows the contractual maturities of our fixed maturities at December 31, 2001:

                                                           DECEMBER 31, 2001
                                                       --------------------------
                                                       ESTIMATED        AMORTIZED
                                                       FAIR VALUE         COST
                                                       ----------       ---------
                                                             (IN THOUSANDS)
Available for sale:
  Due in one year or less............................   $  9,351        $ 10,438
  Due after one year through five years..............    322,923         321,315
  Due after five years through ten years.............     34,751          31,445
  Due after 10 years.................................     10,097          12,804
                                                        --------        --------
    Sub-total........................................    377,122         376,002
                                                        --------        --------
  Mortgage and asset-backed securities...............     91,147          91,152
                                                        --------        --------
      Total..........................................   $468,269        $467,154
                                                        ========        ========

    The table below presents the credit quality (according to Standard & Poor's) distribution of our fixed maturities at December 31, 2001:

                                                        DECEMBER 31, 2001
                                                    -------------------------
                                                    ESTIMATED          % OF
                                                    FAIR VALUE        TOTAL
                                                    ----------       --------
                                                         (IN THOUSANDS)
AAA...............................................   $199,416          42.6%
AA................................................     31,847           6.8%
A.................................................    147,679          31.5%
BBB...............................................     87,378          18.7%
B.................................................      1,949           0.4%
                                                     --------         ------
      Total.......................................   $468,269         100.0%
                                                     ========         ======

RATINGS

    Our reinsurance subsidiaries, Arch Re (US), Arch Re (Bermuda) and First American Insurance Company, each currently have financial strength ratings of "A-" (Excellent) from A.M. Best and American Independent Insurance Company has a financial strength rating of "C++" (Marginal) from A.M. Best. We do not believe that American Independent's non-standard automobile business is particularly ratings sensitive because its insureds purchase insurance primarily to satisfy state and local insurance and financial reporting requirements. Rock River has a financial strength rating of "A+u" (Superior--under review) from A.M. Best and Cross River has a financial strength rating of "NR-2" (Insufficient Size and/or Operating Experience) from A.M. Best. We are currently seeking to improve the financial strength for Rock River and Cross River, and we are also seeking ratings for our other principal U.S. insurance subsidiaries.

    Recently, rating agencies have been coming under increasing pressure as a result of high-profile corporate bankruptcies and may, as a result, increase their scrutiny of rated companies, revise their rating policies or take other action. We can offer no assurances that our ratings will remain at their current levels.

COMPETITION

    The world-wide reinsurance and insurance businesses are highly competitive. We compete, and will continue to compete, with major U.S. and non-U.S. insurers and reinsurers and others, some of which have greater financial, marketing and management resources than us and have had longer-term relationships with insureds and brokers than us. We compete with other insurers and reinsurers primarily on the basis of overall financial strength, ratings assigned by independent rating agencies, geographic scope of business, strength of client relationships, premiums charged, contract terms and conditions, products and services offered, speed of claims payment, reputation, employee experience, and qualifications and local presence.

OTHER OPERATIONS

    During the period following the sale of our prior reinsurance operations in May 2000 through the announcement of our underwriting initiative in October 2001, we built and acquired insurance businesses that enable us to generate both fee-based revenue (E.G., commissions and advisory and management fees) and risk-based revenue (I.E., insurance premium). As part of this strategy, we acquired certain businesses, including Hales & Company Inc. (an insurance advisory firm) and American Independent Insurance Holding Company (which principally writes non-standard automobile coverages), which are considered "non-core businesses" for purposes of the capital infusion. See "The Capital Infusion."

REGULATION

U.S. INSURANCE REGULATION

    GENERAL. In common with other insurers, our U.S.-based insurance subsidiaries are subject to extensive governmental regulation and supervision in the various states and jurisdictions in which they are domiciled and licensed to conduct business. The laws and regulations of the state of domicile have the most significant impact on operations. This regulation and supervision is designed to protect policyholders rather than investors. Generally, regulatory authorities have broad supervisory powers over such matters as licenses, standards of solvency, premium rates, policy forms, marketing practices, investments, security deposits, methods of accounting, form and content of financial statements, reserves and provisions for unearned premiums, unpaid losses and loss adjustment expenses, reinsurance, minimum capital and surplus requirements, dividends and other distributions to shareholders, periodic examinations and annual and other report filings. Certain insurance regulatory requirements are highlighted below. In addition, regulatory authorities conduct periodic financial and market conduct examinations.

    CREDIT FOR REINSURANCE. Arch Re (US) is subject to insurance regulation and supervision that is similar to the regulation of licensed primary insurers. However, the terms and conditions of reinsurance agreements generally are not subject to regulation by any governmental authority with respect to rates or policy terms. This contrasts with primary insurance policies and agreements, the rates and terms of which generally are regulated by state insurance regulators. As a practical matter, however, the rates charged by primary insurers do have an effect on the rates that can be charged by reinsurers.

    A primary insurer ordinarily will enter into a reinsurance agreement only if it can obtain credit for the reinsurance ceded on its statutory financial statements. In general, credit for reinsurance is allowed in the following circumstances:

    - if the reinsurer is licensed in the state in which the primary insurer is domiciled or, in some instances, in certain states in which the primary insurer is licensed;

    - if the reinsurer is an "accredited" or otherwise approved reinsurer in the state in which the primary insurer is domiciled or, in some instances, in certain states in which the primary insurer is licensed;

    - in some instances, if the reinsurer (a) is domiciled in a state that is deemed to have substantially similar credit for reinsurance standards as the state in which the primary insurer is domiciled and (b) meets certain financial requirements; or

    - if none of the above apply, to the extent that the reinsurance obligations of the reinsurer are collateralized appropriately, typically through the posting of a letter of credit for the benefit of the primary insurer or the deposit of assets into a trust fund established for the benefit of the primary insurer.

    As a result of the requirements relating to the provision of credit for reinsurance, Arch Re (US) and Arch Re (Bermuda) are indirectly subject to certain regulatory requirements imposed by jurisdictions in which ceding companies are licensed.

    As of March 8, 2002, Arch Re (US) is licensed or is an accredited or otherwise approved reinsurer in 43 states and the District of Columbia, First American is licensed or otherwise approved as an insurer in 49 states and the District of Columbia, Cross River is licensed or otherwise approved as an excess and surplus lines insurer in 23 states and the District of Columbia, Rock River is licensed or otherwise approved as an excess and surplus lines insurer in 47 states and the District of Columbia and American Independent Insurance Company is licensed as an insurer in three states. Arch Re (Bermuda) is not, and does not expect to become, so licensed or approved.

    HOLDING COMPANY ACTS. State insurance holding company system statutes and related regulations provide a regulatory apparatus which is designed to protect the financial condition of domestic insurers operating within a holding company system. All insurance holding company statutes require disclosure and, in some instances, prior approval of material transactions between the domestic insurer and an affiliate. Such transactions typically include sales, purchases, exchanges, loans and extensions of credit, reinsurance agreements, service agreements, guarantees and investments between an insurance company and its affiliates, involving in the aggregate certain percentages of an insurance company's admitted assets or policyholders surplus, or dividends that exceed certain percentages of an insurance company's surplus or income.

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

    REGULATION OF DIVIDENDS AND OTHER PAYMENTS FROM INSURANCE SUBSIDIARIES. The ability of an insurer to pay dividends or make other distributions is subject to insurance regulatory limitations of the insurance company's state of domicile. Generally, such laws limit the payment of dividends or other distributions above a specified level. Dividends or other distributions in excess of such thresholds are "extraordinary" and are subject to regulatory approval. Generally, during 2002, all dividends or other distributions from Arch Re (US), First American and our other insurance subsidiaries will be subject to regulatory approval. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and Note 12, "Share Capital," of the notes accompanying our financial statements.

    INSURANCE REGULATORY INFORMATION SYSTEM RATIOS. The National Association of Insurance Commissioners ("NAIC") Insurance Regulatory Information System ("IRIS") was developed by a committee of state insurance regulators and is intended primarily to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies 11 industry ratios and specifies "usual values" for each ratio. Departure from the usual values of the ratios can lead to inquiries from individual state insurance commissioners as to certain aspects of an insurer's business. Insurers that report four or more unusual values are generally targeted for regulatory review. For the year ended December 31, 2001, our U.S.-based insurance operations were within the normal range of results except for American Independent, which has not received any notice of regulatory review.

    ACCREDITATION. The NAIC has instituted its Financial Regulatory Accreditation Standards Program ("FRASP") in response to federal initiatives to regulate the business of insurance. FRASP provides a set of standards designed to establish effective state regulation of the financial condition of insurance companies. Under FRASP, a state must adopt certain laws and regulations, institute required regulatory practices and procedures, and have adequate personnel to enforce such items in order to become an "accredited" state. If a state is not accredited, accredited states are not able to accept certain financial examination reports of insurers prepared solely by the regulatory agency in such unaccredited state.

    RISK-BASED CAPITAL REQUIREMENTS. In order to enhance the regulation of insurer solvency, the NAIC adopted in December 1993 a formula and model law to implement risk-based capital requirements for property and casualty insurance companies. These risk-based capital requirements are designed to assess capital adequacy and to raise the level of protection that statutory surplus provides for policyholder obligations. The risk-based capital model for property and casualty insurance companies measures three major areas of risk facing property and casualty insurers:

    - underwriting, which encompasses the risk of adverse loss developments and inadequate pricing;

    - declines in asset values arising from credit risk; and

    - declines in asset values arising from investment risks.

    Insurers having less statutory surplus than required by the risk-based capital calculation will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy. Equity investments in common stock typically are valued at 85% of their market value under the risk-based capital guidelines. For equity investments in an insurance company affiliate, the risk-based capital requirement for the equity securities of such affiliate would generally be our U.S. insurance subsidiaries' proportionate share of the affiliate's risk-based capital requirement.

    Under the approved formula, an insurer's statutory surplus is compared to its risk-based capital requirement. If this ratio is above a minimum threshold, no company or regulatory action is necessary. Below this threshold are four distinct action levels at which a regulator can intervene with increasing degrees of authority over an insurer as the ratio of surplus to risk-based capital requirement decreases. The four action levels include:

    - insurer is required to submit a plan for corrective action,

    - insurer is subject to examination, analysis and specific corrective action,

    - regulators may place insurer under regulatory control, and

    - regulators are required to place insurer under regulatory control.

    Each of our U.S. insurance subsidiaries' surplus (as calculated for statutory annual statement purposes) is above the risk-based capital thresholds that would require either company or regulatory action.

    GUARANTY FUNDS AND ASSIGNED RISK PLANS. Most states require all admitted insurance companies to participate in their respective guaranty funds which cover certain claims against insolvent insurers. Solvent insurers licensed in these states are required to cover the losses paid on behalf of insolvent insurers by the guaranty funds and are generally subject to annual assessments in the state by its guaranty fund to cover these losses. Some states also require licensed insurance companies to participate in assigned risk plans which provide coverage for automobile insurance and other lines for insureds which, for various reasons, cannot otherwise obtain insurance in the open market. This participation may take the form of reinsuring a portion of a pool of policies or the direct issuance of policies to insureds. The calculation of an insurer's participation in these plans is usually based on the amount of premium for that type of coverage that was written by the insurer on a voluntary basis in a prior year. Assigned risk pools tend to produce losses which result in assessments to insurers writing the same lines on a voluntary basis.

    FEDERAL REGULATION. Although state regulation is the dominant form of regulation for insurance and reinsurance business, the federal government has shown increasing concern over the adequacy of state regulation. It is not possible to predict the future impact of any potential federal regulations or other possible laws or regulations on Arch Re (US)'s capital and operations, and such laws or regulations could materially adversely affect its business.

    THE GRAMM-LEACH-BLILEY ACT. The Gramm-Leach-Bliley Act of 1999 ("GLBA") which implements fundamental changes in the regulation of the financial services industry in the United States was enacted on November 12, 1999. The GLBA permits the transformation of the already converging banking, insurance and securities industries by permitting mergers that combine commercial banks, insurers and securities firms under one holding company, a "financial holding company." Bank holding companies and other entities that qualify and elect to be treated as financial holding companies may engage in activities, and acquire companies engaged in activities, that are "financial" in nature or "incidental" or "complementary" to such financial activities. Such financial activities include acting as principal, agent or broker in the underwriting and sale of life, property, casualty and other forms of insurance and annuities.

    Until the passage of the GLBA, the Glass-Steagall Act of 1933 had limited the ability of banks to engage in securities-related businesses, and the Bank Holding Company Act of 1956 had restricted banks from being affiliated with insurers. With the passage of the GLBA, among other things, bank holding companies may acquire insurers, and insurance holding companies may acquire banks. The ability of banks to affiliate with insurers may affect our U.S. subsidiaries' product lines by substantially increasing the number, size and financial strength of potential competitors.

    LEGISLATIVE AND REGULATORY PROPOSALS. From time to time various regulatory and legislative changes have been proposed in the insurance and reinsurance industry. Among the proposals that have in the past been or are at present being considered are the possible introduction of federal regulation in addition to, or in lieu of, the current system of state regulation of insurers. In addition, there are a variety of proposals being considered by various state legislatures (some of which proposals have been enacted). We are unable to predict whether any of these laws and regulations will be adopted, the form in which any such laws and regulations would be adopted, or the effect, if any, these developments would have on our operations and financial condition.

BERMUDA INSURANCE REGULATION

    THE INSURANCE ACT 1978, AS AMENDED, AND RELATED REGULATIONS OF BERMUDA (THE "INSURANCE ACT"). As a holding company, ACGL is not subject to Bermuda insurance regulations. The Insurance Act, which will regulate the insurance business of Arch Re (Bermuda), provides that no person shall carry on any insurance business in or from within Bermuda unless registered as an insurer under the Insurance Act by the Bermuda Supervisor of Insurance (the "Supervisor"), who is responsible for the day-to-day supervision of insurers. Under the Insurance Act, insurance business includes reinsurance business. The Supervisor, in deciding whether to grant registration, has broad discretion to act as the Supervisor thinks fit in the public interest. The Supervisor is required by the Insurance Act to determine whether the applicant is a fit and proper body to be engaged in the insurance business and, in particular, whether it has, or has available to it, adequate knowledge and expertise. The registration of an applicant as an insurer is subject to its complying with the terms of its registration and such other conditions as the Supervisor may impose from time to time.

    An Insurance Advisory Committee appointed by the Bermuda Minister of Finance advises the Supervisor on matters connected with the discharge of the Supervisor's functions and sub-committees thereof supervise and review the law and practice of insurance in Bermuda, including reviews of accounting and administrative procedures.

    The Insurance Act imposes solvency and liquidity standards and auditing and reporting requirements on Bermuda insurance companies and grants to the Supervisor powers to supervise, investigate and intervene in the affairs of insurance companies. Certain significant aspects of the Bermuda insurance regulatory framework are set forth below.

    CLASSIFICATION OF INSURERS. The Insurance Act distinguishes between insurers carrying on long-term business and insurers carrying on general business. There are four classifications of insurers carrying on general business, with Class 4 insurers subject to the strictest regulation. Arch Re (Bermuda) is registered as both a long-term insurer and a Class 4 insurer in Bermuda, which we refer to in this prospectus supplement as a composite insurer, and is regulated as such under the Insurance Act.

    CANCELLATION OF INSURER'S REGISTRATION. An insurer's registration may be canceled by the Supervisor on certain grounds specified in the Insurance Act, including failure of the insurer to comply with its obligations under the Insurance Act or if, in the opinion of the Supervisor after consultation with the Insurance Advisory Committee, the insurer has not been carrying on business in accordance with sound insurance principles.

    PRINCIPAL REPRESENTATIVE. An insurer is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda. For the purpose of the Insurance Act, the principal representative of Arch Re (Bermuda) is Marsh Management Services (Bermuda) Ltd. and the principal office of Arch Re (Bermuda) is at the offices of the principal representative at Victoria Hall, 11 Victoria Street, Hamilton HM 11, Bermuda. Without a reason acceptable to the Supervisor, an insurer may not terminate the appointment of its principal representative, and the principal representative may not cease to act as such, unless 30 days' notice in writing to the Supervisor is given of the intention to do so. It is the duty of the principal representative, within 30 days of reaching the view that there is a likelihood of the insurer for which the principal representative acts becoming insolvent or that a reportable "event" has, to the principal representative's knowledge, occurred or is believed to have occurred, to make a report in writing to the Supervisor setting out all the particulars of the case that are available to the principal representative. Examples of such a reportable "event" include failure by the insurer to comply substantially with a condition imposed upon the insurer by the Supervisor relating to a solvency margin or a liquidity or other ratio.

    INDEPENDENT APPROVAL AUDITOR. Every registered insurer must appoint an independent auditor who will annually audit and report on the statutory financial statements and the statutory financial return of the insurer, both of which, in the case of Arch Re (Bermuda), are required to be filed annually with the Supervisor. The independent auditor of the insurer must be approved by the Supervisor and may be the same person or firm which audits the insurer's financial statements and reports for presentation to its shareholders. Our independent auditor is PricewaterhouseCoopers (Bermuda).

    APPROVED ACTUARY. Arch Re (Bermuda), as a registered long-term insurer, is required to submit an annual actuary's certificate when filing its statutory financial returns. The actuary, who will normally be a qualified life actuary, must be approved by the Supervisor. Our approval actuary is John B. Kleiman of PricewaterhouseCoopers.

    LOSS RESERVE SPECIALIST. As a registered Class 4 insurer, Arch Re (Bermuda) is required to submit an opinion of its approval loss reserve specialist with its statutory financial return in respect of its loss and loss expense provisions. The loss reserve specialist, who will normally be a qualified casualty actuary, must be approved by the Supervisor. Our approved loss reserve specialist is Simon Lambert of PricewaterhouseCoopers.

    STATUTORY FINANCIAL STATEMENTS. An insurer must prepare annual statutory financial statements. The Insurance Act prescribes rules for the preparation and substance of such statutory financial statements (which include, in statutory form, a balance sheet, an income statement, a statement of capital and surplus and notes thereto). The insurer is required to give detailed information and analyses regarding premiums, claims, reinsurance and investments. The statutory financial statements are not prepared in accordance with U.S. generally accepted accounting principles and are distinct from the financial statements prepared for presentation to the insurer's shareholders under the Companies Act 1981 of Bermuda (the "Companies Act"), which financial statements will be prepared in accordance with U.S. generally accepted accounting principles. Arch Re (Bermuda), as a general business insurer, is required to submit the annual statutory financial statements as part of the annual statutory financial return. The statutory financial statements and the statutory financial return do not form part of the public records maintained by the Supervisor.

    ANNUAL STATUTORY FINANCIAL RETURN. Arch Re (Bermuda) is required to file with the Supervisor in Bermuda a statutory financial return no later than four months after its financial year end (unless specifically extended). The statutory financial return for a Class 4 insurer includes, among other matters, a report of the approved independent auditor on the statutory financial statements of such insurer, solvency certificates, the statutory financial statements themselves, the opinion of the loss reserve specialist and a schedule of reinsurance ceded. The solvency certificates must be signed by the principal representative and at least two directors of the insurer who are required to certify, among other matters, whether the minimum solvency margin has been met and whether the insurer complied with the conditions attached to its certificate of registration. The independent approved auditor is required to state whether in its opinion it was reasonable for the directors to so certify. Where an insurer's accounts have been audited for any purpose other than compliance with the Insurance Act, a statement to that effect must be filed with the statutory financial return.

    MINIMUM SOLVENCY MARGIN AND RESTRICTIONS ON DIVIDENDS AND
DISTRIBUTIONS. Under the Insurance Act, Arch Re (Bermuda) must ensure that the value of its long-term business assets exceed the amount of its long-term business liabilities by at least $250,000. The Insurance Act also provides that the value of the general business assets of Arch Re (Bermuda), as a Class 4 insurer, must exceed the amount of its general business liabilities by an amount greater than the prescribed minimum solvency margin. Arch Re (Bermuda):

    - is required, with respect to its general business, to maintain a minimum solvency margin (the prescribed amount by which the value of its general business assets must exceed its general business liabilities) equal to the greatest of:

       (A) $100,000,000,

       (B) 50% of net premiums written (being gross premiums written less any premiums ceded by the Company but the Company may not deduct more than 25% of gross premiums when computing net premiums written), and

       (C) 15% of loss and other insurance reserves;

    - is prohibited from declaring or paying any dividends during any financial year if it is in breach of its minimum solvency margin or minimum liquidity ratio or if the declaration or payment of such dividends would cause it to fail to meet such margin or ratio (if it has failed to meet its minimum solvency margin or minimum liquidity ratio on the last day of any financial year, Arch

      Re (Bermuda) will be prohibited, without the approval of the Supervisor, from declaring or paying any dividends during the next financial year);

    - is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year's statutory balance sheet) unless it files (at least 7 days before payment of such dividends) with the Supervisor an affidavit stating that it will continue to meet the required margins;

    - is prohibited, without the approval of the Supervisor, from reducing by 15% or more its total statutory capital as set out in its previous year's financial statements and any application for such approval must include an affidavit stating that it will continue to meet the required margins;

    - is required, at any time if fails to meet its solvency margin, within 30 days (45 days where total statutory capital and surplus falls to $75 million or less) after becoming aware of that failure or having reason to believe that such failure has occurred, to file with the Supervisor a written report containing certain information;

    - is required to establish and maintain a long-term business fund; and

    - is required to obtain a certain certification from its approved actuary prior to declaring or paying any dividends and such certificate will not be given unless the value of its long-term business assets exceeds its long-term business liabilities, as certified by its approval actuary, by the amount of the dividend and at least $250,000. The amount of any such dividend shall not exceed the aggregate of the excess referenced in the preceding sentence and other funds properly available for the payment of dividends, being funds arising out of its business, other than its long-term business.

    MINIMUM LIQUIDITY RATIO. The Insurance Act provides a minimum liquidity ratio for general business insurers. An insurer engaged in general business is required to maintain the value of its relevant assets at not less than 75% of the amount of its relevant liabilities. Relevant assets include cash and time deposits, quoted investments, unquoted bones and debentures, first liens on real estate, investment income due and accrued, account and premiums receivable and reinsurance balances receivable. There are certain categories of assets which, unless specifically permitted by the Supervisor, do not automatically qualify as relevant assets, such as unquoted equity securities, investments in and advances to affiliates and real estate and collateral loans. The relevant liabilities are total general business insurance reserves and total other liabilities less deferred income tax and sundry liabilities (by interpretation, those not specifically defined).

    LONG-TERM BUSINESS FUND. An insurer carrying on long-term business is required to keep its accounts in respect of its long-term business separate from any accounts kept in respect of any other business and all receipts of its long-term business form part of its long-term business fund. No payment may be made directly or indirectly from an insurer's long-term business fund for any purpose other than a purpose related to the insurer's long-term business, unless such payment can be made out of any surplus certified by the insurer's approved actuary to be available for distribution otherwise than to policyholders. Arch Re (Bermuda) may not declare or pay a dividend to any person other than a policyholder unless the value of the assets in its long-term business fund, as certified by its approved actuary, exceeds the liabilities of the insurer's long-term business (as certified by the insurer's approved actuary) by the amount of the dividend and at least the $250,000 minimum solvency margin prescribed by the Insurance Act, and the amount of any such dividend may not exceed the aggregate of that excess (excluding the said $250,000) and any other funds properly available for payment of dividends, such as funds arising out of business of the insurer other than long-term business.

    RESTRICTIONS ON TRANSFER OF BUSINESS AND WINDING-UP. Arch Re (Bermuda), as a long-term insurer, is subject to the following provisions of the Insurance
Act:

    - all or any part of the long-term business, other than long-term business that is reinsurance business, may be transferred only with and in accordance with the sanction of the applicable Bermuda court; and

    - an insurer or reinsurer carrying on long-term business may only be wound-up or liquidated by order of the applicable Bermuda court, and this may increase the length of time and costs incurred in the winding-up of Arch Re (Bermuda) when compared with a voluntary winding-up or liquidation.

    SUPERVISION, INVESTIGATION AND INTERVENTION. The Supervisor may appoint an inspector with extensive powers to investigate the affairs of an insurer if the Supervisor believes that an investigation is required in the interest of the insurer's policyholders or persons who may become policyholders. In order to verify or supplement information otherwise provided to the Supervisor, the Supervisor may direct an insure to produce documents or information relating to matters connected with the insurer's business.

    If it appears to the Supervisor that there is a risk of the insurer becoming insolvent, or that it is in breach of the Insurance Act or any conditions imposed upon its registration, the Supervisor may, among other things, direct the insurer (1) not to take on any new insurance business, (2) not to vary any insurance contract if the effect would be to increase the insurer's liabilities,
(3) not to make certain investments, (4) to realize certain investments, (5) to maintain in, or transfer to the custody of a specified bank, certain assets,
(6) not to declare or pay any dividends or other distributions or to restrict the making of such payments and/or (7) to limit its premium income.

    DISCLOSURE OF INFORMATION. In addition to powers under the Insurance Act to investigate the affairs of an insurer, the Supervisor may require certain information from an insurer (or certain other persons) to be produced to him. Further, the Supervisor has been given powers to assist other regulatory authorities, including foreign insurance regulatory authorities with their investigations involving insurance and reinsurance companies in Bermuda but subject to restrictions. For example, the Supervisor must be satisfied that the assistance being requested is in connection with the discharge of regulatory responsibilities of the foreign regulatory authority. Further, the Supervisor must consider whether to co-operate is in the public interest. The grounds for disclosure are limited and the Insurance Act provides sanctions for breach of the statutory duty of confidentiality.

CERTAIN BERMUDA LAW CONSIDERATIONS

    ACGL and Arch Re (Bermuda) have been designated as non-resident for exchange control purposes by the Bermuda Monetary Authority and are required to obtain the permission of the Bermuda Monetary Authority for the issue and transfer of all of their shares. The Bermuda Monetary Authority has given its consent for:

    - The issue and subsequent transfer of ACGL's shares, up to the amount of its authorized capital from time to time, to and among persons non resident of Bermuda for exchange control purposes;

    - The issue and transfer of up to 20% of ACGL's shares in issue from time to time to and among persons resident in Bermuda for exchange control purposes.

    Transfers and issues of ACGL's common shares to any resident in Bermuda for exchange control purposes may require specific prior approval under the Exchange Control Act 1972. Arch Re (Bermuda)'s common shares cannot be issued or transferred without the consent of the Bermuda Monetary Authority. Because we are designated as non-resident for Bermuda exchange control purposes, we are allowed to engage in transactions, and to pay dividends to Bermuda non-residents who are holders of our common shares, in currencies other than the Bermuda Dollar.

    In accordance with Bermuda law, share certificates are issued only in the names of corporations or individuals. In the case of an applicant acting in a special capacity (for example, as an executor or trustee), certificates may, at the request of the applicant, record the capacity in which the applicant is acting. Notwithstanding the recording of any such special capacity, we are not bound to investigate or incur any responsibility in respect of the proper administration of any such estate or trust. We will take no notice of any trust applicable to any of our common shares whether or not we have notice of such trust.

    ACGL and Arch Re (Bermuda) are incorporated in Bermuda as "exempted companies." As a result, they are exempt from Bermuda laws restricting the percentage of share capital that may be held by non-Bermudians, but they may not participate in certain business transactions, including (1) the acquisition or holding of land in Bermuda (except that required for their business and held by way of lease or tenancy for terms of not more than 50 years) without the express authorization of the Bermuda legislature, (2) the taking of mortgages on land in Bermuda to secure an amount in excess of $50,000 without the consent of the Minister of Finance, (3) the acquisition of any bonds or debentures secured by any land in Bermuda, other than certain types of Bermuda government securities or (4) the carrying on of business of any kind in Bermuda, except in furtherance of their business carried on outside Bermuda or under license granted by the Minister of Finance. While an insurer is permitted to reinsure risks undertaken by any company incorporated in Bermuda and permitted to engage in the insurance and reinsurance business, generally it is not permitted without a special license granted by the Minister of Finance to insure Bermuda domestic risks or risks of persons of, in or based in Bermuda.

    ACGL and Arch Re (Bermuda) also need to comply with the provisions of the Companies Act regulating the payment of dividends and making distributions from contributed surplus. A company shall not declare or pay a dividend, or make a distribution out of contributed surplus, if there are reasonable grounds for believing that: (a) the company is, or would after the payment be, unable to pay its liabilities as they become due; or (b) the realizable value of the company's assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts. Under the Companies Act, where a Bermuda company issues shares at a premium (that is for a price above the par value), whether for cash or otherwise, a sum equal to the aggregate amount or value of the premium on those shares must be transferred to an account, called "the share premium account." The provisions of the Companies Act relating to the reduction of the share capital of a company apply as if the share premium account were paid-up share capital of that company, except for certain matters such as premium arising on a particular class of shares may be used in paying up unissued shares of the same class to be issued to shareholders as fully paid bonus shares. The paid-up share capital may not be reduced if on the date the reduction is to be effected there are reasonable grounds for believing that the company is, or after the reduction would be, unable to pay its liabilities as they become due.

    Exempted companies, such as ACGL and Arch Re (Bermuda), must comply with Bermuda resident representation provisions under the Companies Act. We do not believe that such compliance will result in any material expense to us.

    The Proceeds of Crime Act 1997 and the Proceeds of Crime (Money Laundering) Regulations 1998 are anti-money laundering legislation, which apply to regulated institutions. The legislation is aimed at identifying offenses that give rise to proceeds of crime, including, in particular, money laundering. In addition to creating certain specific money laundering offenses, the legislation confers expansive information gathering powers upon the Bermuda policy relating to investigations to identify proceeds of crime. The Bermuda court has been empowered to make confiscation orders.

    Regulated institutions have a duty of vigilance which require that they:

    - verify their customers' bona fides;

    - monitor, recognize and report to the policy suspicious transactions;

    - maintain certain records for the time period prescribed; and

    - train employees and staff so as to recognize possible unlawful activities.

    Regulated institutions include a company or society registered under the Insurance Act to the extent that it is carrying out long-term insurance (but not reinsurance) business within the meaning of the Insurance Act, other than life insurance or disability insurance. While life insurance and disability insurance are not defined in the proceeds of crime legislation nor in the Insurance Act, such terms may be interpreted (as a guide) by using the meanings of similar terms defined in the June 2001 by the government authority established under the proceeds of crime legislation. While the Guidance Notes are not mandatory, they are represented as good practice procedures to be followed in order to discharge the duty of vigilance and can provide a statutory defense. In the Guidance Notes, reference is made to "life assurance, pensions or other risk management business . . . where the transaction at its simplest . . . may involve placing cash in the purchase of a single premium product from an insurer followed by early cancellation and reinvestment." The implication is that a long-term insurer that conducts variable life insurance or annuity business, and this may include Arch Re (Bermuda) in the event of carrying on such business, may be a regulated institution.

    Under Bermuda law, non-Bermudians (other than spouses of Bermudians) may not engage in any gainful occupation in Bermuda without an appropriate governmental work permit. Our success may depend in part upon the continued services of key employees in Bermuda. Certain key employees may neither be a Bermudian nor a spouse of a Bermudian. Accordingly, any such key employee will require specific approval to work for us in Bermuda. A work permit may be granted or extended upon showing that, after proper public advertisement, no Bermudian (or spouse of a Bermudian) is available who meets the minimum standards reasonably required by the employer. The Bermuda government recently announced a new policy that places a six year term limit on individuals with work permits, subject to certain exemptions for key employees.

                                  RISK FACTORS

RISKS RELATING TO OUR INDUSTRY

WE OPERATE IN A HIGHLY COMPETITIVE ENVIRONMENT, AND SINCE THE SEPTEMBER 11, 2001 EVENTS, NEW CAPITAL HAS ENTERED THE MARKET; THESE FACTORS MAY MITIGATE THE BENEFITS THAT THE FINANCIAL MARKETS MAY PERCEIVE FOR THE PROPERTY AND CASUALTY INSURANCE INDUSTRY, AND WE CANNOT OFFER ANY ASSURANCES THAT WE WILL BE ABLE TO COMPETE SUCCESSFULLY IN OUR INDUSTRY.

    The insurance industry is highly competitive. Trends toward consolidation in the insurance industry could also lead to pricing pressure and lower margins for insurers and reinsurers. In addition, since the September 11, 2001 events, several newly formed offshore entities have announced their intention to address the capacity issues in the insurance and reinsurance industry. Several publicly traded insurance and reinsurance companies have also raised additional capital to meet perceived demand in the current environment. Since September 11, 2001, newly formed and existing insurance industry companies have reportedly raised in excess of $10.0 billion in capital, and some industries (in particular, the airline industry) have announced that they may form industry consortia to provide insurance coverage for their members, thereby taking those lines out of the commercial insurance and reinsurance markets in which we operate. In addition, financial institutions and other capital markets participants offer alternative products and services similar to our own or alternative products that compete with insurance and reinsurance products.

    We can offer no assurances that we will be successful in competing with others in our industry or that the intensity of competition in our industry will not erode profitability for insurance and reinsurance companies generally, including us. In addition, we can offer no assurances that we will participate at all or to the same extent as more established or other companies in any price increases or increased profitability in our industry. If we do not share in such price increases or increased profitability, our financial condition and results of operations could be materially adversely affected.

THE INSURANCE INDUSTRY IS HIGHLY CYCLICAL AND THE VALUE OF OUR COMMON SHARES MAY BE ADVERSELY AFFECTED BY THIS CYCLICALITY.

    Historically, insurers and reinsurers have experienced significant fluctuations in operating results due to competition, frequency of occurrence or severity of catastrophic events, levels of capacity, general economic conditions, changes in legislation, case law and prevailing concepts of liability and other factors. In particular, demand for reinsurance is influenced significantly by the underwriting results of primary insurers and prevailing general economic conditions. The supply of reinsurance is related to prevailing prices and levels of surplus capacity that, in turn, may fluctuate in response to changes in rates of return being realized in the reinsurance industry. We can offer no assurances as to the magnitude or duration of any price increases or increased profitability in our industry or that factors that previously have resulted in excess capacity and pricing pressures in our industry will not recur.

WE COULD FACE UNANTICIPATED LOSSES FROM WAR, TERRORISM AND POLITICAL UNREST, AND THESE OR OTHER UNANTICIPATED LOSSES COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    We may have substantial exposure to unexpected, large losses resulting from future man-made catastrophic events, such as acts of war, acts of terrorism and political instability. Although we may attempt to exclude losses from terrorism and certain other similar risks from some coverages written by us, we may not be successful in doing so. These risks are inherently unpredictable, although recent events may lead to increased frequency and severity of losses. It is difficult to predict the timing of such events with statistical certainty or estimate the amount of loss any given occurrence will generate. Accordingly, we can offer no assurance that our reserves will be adequate to cover losses when they materialize. It is not possible to eliminate completely our exposure to unforecasted or unpredictable events, and to the extent that losses from such risks occur, our financial condition and results of operations could be materially adversely affected.

CLAIMS FOR CATASTROPHIC EVENTS COULD CAUSE LARGE LOSSES AND SUBSTANTIAL VOLATILITY IN OUR RESULTS OF OPERATIONS, AND, AS A RESULT, THE VALUE OF OUR COMMON SHARES MAY FLUCTUATE WIDELY.

    We intend to underwrite property catastrophe reinsurance and will have large aggregate exposure to disasters. Catastrophes can be caused by various events, including hurricanes, floods, windstorms, earthquakes, hailstorms, explosions, severe winter weather and fires, and we may have exposures to losses resulting from acts of war or acts of terrorism (to the extent not excluded from policy coverage) and political instability. Catastrophes can also cause losses in non-property lines of business such as workers' compensation or general liability. In addition to the nature of the property catastrophe business, we believe that economic and geographic trends affecting insured property, including inflation, property value appreciation and geographic concentration tend to generally increase the size of losses from catastrophic events over time. Therefore, claims for catastrophic events could expose us to large losses and cause substantial volatility in our results of operations, which could cause the value of our common shares to fluctuate widely.

UNDERWRITING CLAIMS AND RESERVING FOR LOSSES ARE BASED ON PROBABILITIES AND RELATED MODELING, WHICH ARE SUBJECT TO INHERENT UNCERTAINTIES.

    Our success is dependent upon our ability to assess accurately the risks associated with the businesses that we insure and reinsure. Claim reserves represent estimates involving actuarial and statistical projections, at a given point in time, of our expectations of the ultimate settlement and administration costs of claims incurred. We utilize actuarial models as well as historical insurance industry loss development patterns to assist in the establishment of appropriate claim reserves. Actual claims and claim expenses paid may deviate, perhaps substantially, from the reserve estimates reflected in our financial statements.

    Like other reinsurers, we do not separately evaluate each of the individual risks assumed under reinsurance treaties. Therefore, we will be largely dependent on the original underwriting decisions made by ceding companies. We are subject to the risk that the ceding companies may not have adequately evaluated the risks to be reinsured and that the premiums ceded may not adequately compensate us for the risks we assume.

    If our claim reserves are determined to be inadequate, we will be required to increase claim reserves at the time of such determination with a corresponding reduction in our net income in the period in which the deficiency is rectified. It is possible that claims in respect of events that have occurred could exceed our claim reserves and have a material adverse effect on our results of operations, in a particular period, or our financial condition in general. As a compounding factor, although most insurance contracts have policy limits, the nature of property and casualty insurance and reinsurance is that losses can exceed policy limits for a variety of reasons and could significantly exceed the premiums received on the underlying policies, thereby further adversely affecting our financial condition.

WHILE REINSURANCE AND RETROCESSIONAL COVERAGE WILL BE USED TO LIMIT OUR EXPOSURE TO RISKS, THE AVAILABILITY OF SUCH ARRANGEMENTS MAY BE LIMITED, AND COUNTERPARTY CREDIT AND OTHER RISKS ASSOCIATED WITH OUR REINSURANCE ARRANGEMENTS MAY RESULT IN LOSSES WHICH COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    For the purposes of limiting our risk of loss, we will use reinsurance and also may use retrocessional arrangements. The availability and cost of reinsurance and retrocessional protection is subject to market conditions, which are beyond our control. Currently, the market for these arrangements is experiencing high demand for various products and it is not certain that we will be able to obtain adequate protection at cost effective levels.

    As a result of such market conditions and other factors, we may not be able successfully to alleviate risk through reinsurance and retrocessional arrangements. Further, we are subject to credit risk with respect to our reinsurance and retrocessions because the ceding of risk to reinsurers and retrocessionaires does not relieve us of our liability to the clients or companies we insure or reinsure. Our failure to establish adequate reinsurance or retrocessional arrangements or the failure of our existing reinsurance or retrocessional arrangements to protect us from overly concentrated risk exposure could adversely affect our financial condition and results of operations.

AS A RESULT OF RECENT EVENTS AND INSTABILITY IN THE MARKETPLACE FOR INSURANCE PRODUCTS, THERE IS THE POTENTIAL FOR GOVERNMENT INTERVENTION IN OUR INDUSTRY WHICH COULD HINDER OUR FLEXIBILITY AND NEGATIVELY AFFECT THE BUSINESS OPPORTUNITIES WE PERCEIVE ARE AVAILABLE TO US IN THE MARKET.

    In response to the current tightening of supply in certain insurance markets, as well as the impact of the September 11, 2001 events, it is possible that the United States and other governments worldwide may intervene in the insurance and reinsurance markets. Government regulators are generally concerned with the protection of policyholders to the exclusion of other constituencies, including shareholders. While we cannot predict the type of government intervention that may occur or its timing, such intervention could materially adversely affect us by:

    - disproportionately benefiting one country's companies over companies in other countries;

    - providing insurance and reinsurance capacity in the markets and to the customers that we target;

    - regulating the terms of insurance and reinsurance policies; or

    - mandating participation in guaranty associations or other industry pools.

    The insurance industry is also affected by political, judicial and legal developments which have in the past resulted in new or expanded theories of liability. These or other changes could impose new financial obligations on us, require us to make unplanned modifications to the products and services that we provide, or cause the delay or cancellation of products and services that we provide. Substantial government intervention could adversely impact our ability to achieve our goals.

    In addition, we engage in intercompany reinsurance arrangements between our U.S. operations and our Bermuda reinsurance operations. Some U.S. insurance companies have been lobbying Congress to pass legislation intended to eliminate certain perceived tax advantages of U.S. insurance companies with Bermuda affiliates, which result principally from reinsurance arrangements between or among U.S. insurance companies and their Bermuda affiliates.

RISKS RELATING TO OUR COMPANY

THE WARBURG PINCUS FUNDS AND THE HELLMAN & FRIEDMAN FUNDS TOGETHER CONTROL A MAJORITY OF OUR VOTING POWER ON A FULLY DILUTED BASIS AND THESE SHAREHOLDERS HAVE THE RIGHT TO HAVE DIRECTORS ON OUR BOARD AND THE RIGHT TO APPROVE MOST TRANSACTIONS OUTSIDE OF THE ORDINARY COURSE OF OUR BUSINESS; THEIR INTERESTS MAY MATERIALLY DIFFER FROM THE INTERESTS OF THE HOLDERS OF OUR COMMON SHARES.

    On a fully diluted basis and after giving effect to the exercise of all outstanding options and warrants and the conversion of all preference issues, the Warburg Pincus funds and the Hellman & Friedman funds own 33.8% and 18.8% of our common shares, respectively. These shareholders are non-U.S. persons (as defined in the Internal Revenue Code) and, as such, they are not subject to the voting limitation contained in our bye-laws. In addition, our shareholders agreement prevents us from taking many actions outside the ordinary course of our business without the approval of a director designated by the Warburg Pincus funds and a director designated by the Hellman & Friedman funds. We have agreed not to declare any dividend or make any other distribution on our common shares, and not to repurchase any common shares, until we have repurchased from the Warburg Pincus funds, the Hellman & Friedman funds and the other holders of preference shares, pro rata, on the basis of the amount of these shareholders' investments in us at the time of such repurchase, preference shares having an aggregate value of $250.0 million, at a per share price acceptable to these shareholders. By reason of their ownership and the shareholders agreement between us and the holders of preference shares, the Warburg Pincus funds and the Hellman & Friedman funds are able to strongly influence or effectively control actions to be taken by us, or our shareholders.

    In addition, the Warburg Pincus funds and the Hellman & Friedman funds are entitled to nominate a prescribed number of directors based on the respective retained percentages of their equity securities purchased in November 2001. Currently, our board consists of nine members, which includes one director nominated by the Warburg Pincus funds and one director nominated by the Hellman & Friedman funds. Once we have received the regulatory approvals required in connection with the capital infusion, the size of our board will be increased to up to 17 members. As long as the Warburg Pincus funds retain at least 75% of their original investment and the Hellman & Friedman funds retain at least 60% of their original investment, these shareholders will be entitled to nominate six and three directors, respectively. Together they will nominate a majority of directors to our board. The interests of these shareholders may differ materially from the interests of the holders of our common shares, and these shareholders could take actions or make decisions that are not in the interests of the holders of our common shares.

WE MAY BE REQUIRED TO ISSUE ADDITIONAL PREFERENCE SHARES TO THE INVESTORS IN THE CAPITAL INFUSION AS A RESULT OF VARIOUS PURCHASE PRICE ADJUSTMENTS AGREED TO IN CONNECTION WITH IT, AND THE VALUE OF OUR COMMON SHARES MAY, THEREFORE, BE FURTHER DILUTED.

    The purchase price paid for the securities purchased in the capital infusion was based on the estimated, unaudited U.S. GAAP book value of our common shares as of June 30, 2001 (before giving effect to certain agreed transaction costs incurred in connection with the capital infusion that had not yet been determined), subject to certain adjustments. We are required to re-calculate, on designated dates in the future, our June 30, 2001 book value on such dates (after giving effect to the agreed transaction costs) and if that re-calculated amount is less than the amount used to calculate the purchase price for the preference shares and warrants, we will be required to issue additional securities, convertible into our common shares, to those investors.

    In particular, we agreed to adjust the purchase price paid for the preference shares:

    - based upon an audit of the book value of our assets at June 30, 2001 (after giving effect to the agreed transaction costs);

    - if, on or prior to September 19, 2005, the closing price of our common shares is at least $30.00 per share for at least 20 out of 30 consecutive trading days or a change of control occurs (in which event, the purchase price paid per preference share by the Warburg Pincus funds, the Hellman & Friedman funds and the other holders of our preference shares would be adjusted downward by $1.50);

    - on the second anniversary of the closing date based upon the adjustment basket described under the heading "The Capital Infusion--Subscription Agreement--Purchase Price Adjustments--Final Adjustments" related to the valuation of our core and non-core businesses; and

    - on the fourth anniversary of the closing date based upon an adjustment basket related to specified liabilities connected to our asset sale to Folksamerica and specified tax and ERISA matters. See "--Recent Developments--The Capital Infusion--Subscription Agreement--Purchase Price Adjustments--Final Adjustments."

    We currently estimate that, principally because of the deduction of the agreed transaction costs, we will issue an additional 875,765 preference shares during the first quarter of 2002 in connection with the adjustments discussed in the first bullet point above, and we currently estimate that we may be required to issue an additional 2,831,174 preference shares in connection with the trading price adjustment described in the second bullet point above.

OUR FAILURE TO OBTAIN REGULATORY APPROVAL FOR THE CAPITAL INFUSION WOULD HAVE A MATERIAL ADVERSE IMPACT ON THE VALUE OF OUR COMMON SHARES.

    In the event that:

    - we fail to obtain the approval of the Florida insurance department with respect to the capital infusion before May 20, 2002; or

    - the purchase price adjustment to be made on the second and fourth anniversaries of the closing results in a downward adjustment to the purchase price of the preference shares aggregating more than $250.0 million, the Warburg Pincus funds, the Hellman & Friedman funds and the other holders of our preference shares will have the right to exchange their equity securities for equity securities of a corporate entity which would hold our insurance and reinsurance operating subsidiaries, other than Arch Re (US). See "--Recent Developments--The Capital Infusion--Subscription Agreement--Right to Exchange into Subsidiary Shares." In this event, we would own less than a majority of those subsidiaries. This situation would have a material adverse impact on the value of our common shares.

OUR MANAGEMENT TEAM HAS ONLY RECENTLY BEEN ASSEMBLED AND OUR BUSINESS STRATEGY IS NEWLY FORMULATED; THEREFORE, THERE CAN BE NO ASSURANCE THAT WE WILL BE SUCCESSFUL IN ACCOMPLISHING OUR GOALS.

    We have recently assembled a new management team and other personnel in connection with our new underwriting initiative to meet current and future demand in the global insurance and reinsurance marketplaces. Our future success depends on the successful integration of our new management team and other personnel. The success of our management team in their past endeavors is not necessarily predictive of future results. In addition, we cannot assure you that we will be successful in integrating such executives and personnel into our existing operations or that this new management team will have success with our new underwriting initiative. In addition, the pool of talent from which we actively recruit is limited. The inability to attract and retain qualified personnel when available and the loss of services of key personnel could have a material adverse effect on our financial condition and results of operations.

FUTURE SALES OF OUR COMMON SHARES, WHETHER BY US OR OUR SHAREHOLDERS, COULD ADVERSELY AFFECT THEIR MARKET PRICE.

    Generally, our board of directors has the power to issue new equity (to the extent of authorized shares) without shareholder approval, except that shareholder approval may be required under applicable law or Nasdaq National Market rules for certain transactions. We may issue new equity to raise additional capital to support our insurance and reinsurance operations or for other purposes. Any additional issuance by us would have the effect of diluting the percentage ownership of our shareholders and could have the effect of diluting our earnings and our book value per share.

    In addition, the market price of our common shares could fall substantially if our shareholders sell large amounts of common shares in the public market following this offering. The availability of a large number of shares for sale could result in the need for sellers to accept a lower price in order to complete a sale. After this offering, there will be 22,265,332 common shares outstanding, assuming no exercise of the underwriters' over-allotment option. There are up to 45,973,253 common shares issuable upon exercise of options, conversion of convertible securities or exercise of outstanding class A warrants.

    We have granted the Warburg Pincus funds and Hellman & Friedman funds demand registration rights and all of the investors in the capital infusion certain "piggy-back" registration rights with respect to the common shares issuable to them upon conversion of the preference shares or exercise of the class A warrants. Certain other investors who purchased or acquired shares in unregistered transactions also have demand and piggy-back registration rights. They can exercise these rights at any time.

OUR BUSINESS WILL BE DEPENDENT UPON INSURANCE AND REINSURANCE BROKERS, AND THE FAILURE TO DEVELOP OR THE LOSS OF IMPORTANT BROKER RELATIONSHIPS COULD MATERIALLY ADVERSELY AFFECT OUR ABILITY TO MARKET OUR PRODUCTS AND SERVICES.

    We intend to market our insurance and reinsurance products primarily through brokers. We expect that we will derive a significant portion of our business from a limited number of brokers. Some of our competitors have had longer term relationships with the brokers which we use than we have. Loss of all or a substantial portion of the business provided by these brokers could have a material adverse effect on us.

A DOWNGRADE IN OUR RATINGS OR OUR INABILITY TO OBTAIN A RATING FOR OUR OPERATING INSURANCE SUBSIDIARIES MAY ADVERSELY AFFECT OUR RELATIONSHIPS WITH CLIENTS AND BROKERS AND NEGATIVELY IMPACT SALES OF OUR PRODUCTS.

    Financial strength and claims paying ratings from third party rating agencies are instrumental in establishing the competitive positions of companies in our industry. Periodically, rating agencies evaluate us to confirm that we continue to meet their criteria for the ratings assigned to us by them. Recently, rating agencies have been coming under increasing pressure as a result of high-profile corporate bankruptcies and may, as a result, increase their scrutiny of rated companies, revise their rating policies or take other action. We can offer no assurances that our ratings will remain at their current levels. A ratings downgrade, or the potential for such a downgrade, could adversely affect both our relationships with agents, brokers, wholesalers and other distributors of our existing products and services and new sales of our products and services.

    In addition, we are seeking ratings for our principal U.S. insurance subsidiaries. Due to the perceived importance of financial strength ratings in our industry, our failure to obtain adequate ratings for our unrated insurance subsidiaries could cause our operations to be removed from the approved lists of some brokers or clients. Any ratings downgrade or failure to obtain a necessary rating could adversely affect our ability to compete in our markets and have a material adverse impact on our financial condition and results of operations. See "Business--Ratings."

WE SOLD OUR PRIOR REINSURANCE OPERATIONS IN MAY 2000 AND MAY HAVE LIABILITY TO THE PURCHASER AND CONTINUING LIABILITY FROM THOSE REINSURANCE OPERATIONS IF THE PURCHASER SHOULD FAIL TO MAKE PAYMENTS ON THE REINSURANCE LIABILITIES IT ASSUMED.

    On May 5, 2000, we sold our prior reinsurance operations to Folksamerica Reinsurance Company. The Folksamerica transaction was structured as a transfer and assumption agreement (and not reinsurance), and, accordingly, the loss reserves (and any related reinsurance recoverables) relating to the transferred business are not included as assets or liabilities on our balance sheet. In addition, in connection with that sale, we made extensive representations and warranties about us and our reinsurance operations, some of which survived the closing of the asset sale. Breach of these representations and warranties could result in liability to us. We also retained our tax and employee benefit liabilities and other liabilities not assumed by Folksamerica, including all liabilities not arising under our reinsurance subsidiary's reinsurance agreements transferred to Folksamerica. In the event that Folksamerica is unable to make payment for reserved losses transferred to it by us in the May 2000 sale, we would be liable for such claims. In addition, if amounts related to the transferred liabilities turn out to be more than forecasted, we may be required to issue additional preference shares to the holders of our preference shares.

SOME OF THE PROVISIONS OF OUR BYE-LAWS AND OUR SHAREHOLDERS AGREEMENT MAY HAVE THE EFFECT OF HINDERING, DELAYING OR PREVENTING THIRD PARTY TAKEOVERS, WHICH MAY PREVENT OUR SHAREHOLDERS FROM RECEIVING PREMIUM PRICES FOR THEIR SHARES IN AN UNSOLICITED TAKEOVER.

    Some provisions of our bye-laws could have the effect of discouraging unsolicited takeover bids from third parties or the removal of incumbent management. These provisions may encourage companies interested in acquiring the company to negotiate in advance with our board of directors, since the board has the authority to overrule the operation of several of the limitations.

    In addition, pursuant to the shareholders agreement which we entered into in connection with the capital infusion, we cannot engage in transactions outside the ordinary course of our business, including mergers and acquisitions, without the consent of a director designated by the Warburg Pincus funds and a director designated by the Hellman & Friedman funds. To the extent these provisions discourage takeover attempts, they could deprive our shareholders of opportunities to realize takeover premiums for their shares or could depress the market price of our common shares.

OUR OPERATING INSURANCE AND REINSURANCE SUBSIDIARIES ARE SUBJECT TO REGULATION IN VARIOUS JURISDICTIONS, AND MATERIAL CHANGES IN THE REGULATION OF THEIR OPERATIONS COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

    Our Bermuda reinsurance subsidiary, Arch Re (Bermuda), conducts its business from its executive offices in Bermuda and is not licensed or admitted to do business in any jurisdiction except Bermuda. We do not believe that Arch Re (Bermuda) is subject to the insurance laws of any state in the United States; however, recent scrutiny of the insurance and reinsurance industry in the U.S. and other countries could subject Arch Re (Bermuda) to additional regulation.

    In addition, our U.S. reinsurance subsidiary, Arch Re (US), and our U.S. insurance subsidiaries, First American Insurance Company, Rock River Insurance Company, Cross River Insurance Company and American Independent Insurance Company, write reinsurance and insurance in the United States. These subsidiaries are subject to extensive regulation under state statutes which delegate regulatory, supervisory and administrative powers to state insurance commissioners. Such regulation generally is designed to protect policyholders rather than investors.

    We periodically review our corporate structure in the United States so that we can optimally deploy our capital. Changes in that structure require regulatory approval, and we are in the process of seeking regulatory approval to maximize our U.S. regulatory capital that will support our U.S. insurance operations. Delays or failure in obtaining these approvals could limit the amount of insurance that we can write in the United States.

    If ACGL or any of our subsidiaries were to become subject to the laws of a new jurisdiction where that subsidiary is not presently admitted, it may not be in compliance with the laws of the new jurisdiction. Any failure to comply with applicable laws could result in the imposition of significant restrictions on our ability to do business, and could also result in fines and other sanctions, any or all of which could adversely affect our financial condition and results of operations.

IF OUR BERMUDA REINSURANCE SUBSIDIARY IS UNABLE TO PROVIDE COLLATERAL TO CEDING COMPANIES, ITS ABILITY TO CONDUCT BUSINESS COULD BE SIGNIFICANTLY AND NEGATIVELY AFFECTED.

    Arch Re (Bermuda) is a registered Bermuda insurance company and is not licensed or admitted as an insurer in any jurisdiction in the United States. Because insurance regulations in the United States do not permit insurance companies to take credit for reinsurance obtained from unlicensed or non-admitted insurers on their statutory financial statements unless security is posted, Arch Re (Bermuda)'s contracts generally require it to post a letter of credit or provide other security after a reinsured reports a claim. If we are unable to post security in the form of letters of credit or trust funds when required, the operations of Arch Re (Bermuda) could be significantly and negatively affected.

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

FOREIGN CURRENCY EXCHANGE RATE FLUCTUATION MAY ADVERSELY AFFECT OUR FINANCIAL RESULTS.

    We will write business on a worldwide basis, and our results of operations may be affected by fluctuations in the value of currencies other than the U.S. dollar. Changes in foreign currency exchange rates can reduce our revenues and increase our liabilities and costs, as measured in the dollar as our functional currency. We have not attempted and currently do not expect to attempt to reduce our exposure to these exchange rate risks by using hedging transactions. We may therefore suffer losses solely as a result of exchange rate fluctuations.

EMPLOYEES OF OUR BERMUDA OPERATIONS ARE REQUIRED TO OBTAIN WORK PERMITS BEFORE ENGAGING IN A GAINFUL OCCUPATION IN BERMUDA, AND WE CAN OFFER NO ASSURANCE THAT REQUIRED WORK PERMITS WILL BE GRANTED OR REMAIN IN EFFECT.

    Under Bermuda law, non-Bermudians (other than spouses of Bermudians) may not engage in any gainful occupation in Bermuda without an appropriate governmental work permit. Our success may depend in part on the continued services of key employees in Bermuda. A work permit may be granted or renewed upon showing that, after proper public advertisement, no Bermudian (or spouse of a Bermudian) is available who meets the minimum standards reasonably required by the employer. The Bermuda government recently announced a new policy that places a six year term limit on individuals with work permits, subject to certain exemptions for key employees. A work permit is issued with an expiry date (up to five years) and no assurances can be given that any work permit will be issued or, if issued, renewed upon the expiration of the relevant term.

THE ENFORCEMENT OF CIVIL LIABILITIES AGAINST US MAY BE DIFFICULT.

    We are a Bermuda company and in the future some of our officers and directors may be residents of various jurisdictions outside the United States. All or a substantial portion of our assets and of those persons may be located outside the United States. As a result, it may be difficult for you to effect service of process within the United States upon those persons or to enforce in United States courts judgments obtained against those persons.

    We have appointed National Registered Agents, Inc., New York, New York, as our agent for service of process with respect to actions based on offers and sales of securities made in the United States. We have been advised by our Bermuda counsel, Conyers Dill & Pearman, that the United States and Bermuda do not currently have a treaty providing for reciprocal recognition and enforcement of judgments of U.S. courts in civil and commercial matters and that a final judgment for the payment of money rendered by a court in the United States based on civil liability, whether or not predicated solely upon the U.S. federal securities laws, would, therefore, not be automatically enforceable in Bermuda. We also have been advised by Conyers Dill & Pearman that a final and conclusive judgment obtained in a court in the United States under which a sum of money is payable as compensatory damages (i.e., not being a sum claimed by a revenue authority for taxes or other charges of a similar nature by a governmental authority, or in respect of a fine or penalty or multiple or punitive damages) may be the subject of an action on a debt in the Supreme Court of Bermuda under the common law doctrine of obligation. Such an action should be successful upon proof that the sum of money is due and payable, and without having to prove the facts supporting the underlying judgment, as long as:

    - the court which gave the judgment had proper jurisdiction over the parties to such judgment;

    - such court did not contravene the rules of natural justice of Bermuda;

    - such judgment was not obtained by fraud;

    - the enforcement of the judgment would not be contrary to the public policy of Bermuda;

    - no new admissible evidence relevant to the action is submitted prior to the rendering of the judgment by the courts of Bermuda; and

    - there is due compliance with the correct procedures under Bermuda law.

A Bermuda court may impose civil liability on us or our directors or officers in a suit brought in the Supreme Court of Bermuda against us or such persons with respect to a violation of U.S. federal securities laws, provided that the facts surrounding such violation would constitute or give rise to a cause of action under Bermuda law.

RISKS RELATING TO TAXATION

WE AND OUR NON-U.S. SUBSIDIARIES MAY BECOME SUBJECT TO U.S. FEDERAL INCOME
  TAXATION.

    ACGL and its non-U.S. subsidiaries intend to operate their business in a manner that will not cause them to be treated as engaged in a trade or business in the United States and, thus, will not be required to pay U.S. federal income taxes (other than withholding taxes on certain U.S. source investment income) on their income. However, because there is uncertainty as to the activities which constitute being engaged in a trade or business in the United States, there can be no assurances that the U.S. Internal Revenue Service will not contend successfully that ACGL or its non-U.S. subsidiaries are engaged in a trade or business in the United States. If ACGL or any of its non-U.S. subsidiaries were subject to U.S. income tax, our shareholders' equity and earnings could be adversely affected. We may be a personal holding company in 2002, but do not currently expect to have "undistributed personal holding company income." See "--Tax Matters--Taxation of ACGL--United States--Personal Holding Company Rules."

    We changed our legal domicile from the United States to Bermuda in November 2000. Legislation has recently been introduced which (if enacted) could eliminate the tax benefits available to companies, like us, that changed their legal domiciles to Bermuda. In addition, some U.S. insurance companies have been lobbying Congress to pass legislation intended to eliminate certain perceived tax advantages of U.S. insurance companies with Bermuda affiliates resulting principally from reinsurance between or among U.S. insurance companies and their Bermuda affiliates. Legislation, if passed, and other changes in U.S. tax laws, regulations and interpretations thereof to address these issues could adversely affect us.

U.S. PERSONS WHO HOLD OUR COMMON SHARES MAY BE SUBJECT TO U.S. INCOME TAXATION AT ORDINARY INCOME RATES ON OUR UNDISTRIBUTED EARNINGS AND PROFITS. IN ADDITION, THE HEIRS OR ESTATE OF ANY INDIVIDUAL HOLDER MAY NOT BE ENTITLED TO A "STEP-UP" IN BASIS OF OUR COMMON SHARES WHICH MIGHT OTHERWISE BE AVAILABLE UPON SUCH HOLDER'S DEATH.

    We believe that we and our foreign subsidiaries currently are controlled foreign corporations ("CFCs"), although our bye-laws are designed to preclude any U.S. person from adverse tax consequences as a result of our CFC status. We also believe that we are likely to be a foreign personal holding company in 2002, but do not currently expect to have undistributed foreign personal holding company income. We do not believe that we are a passive foreign investment company. Since these determinations and beliefs are based upon legal and factual conclusions, some of which are described under "--Tax Matters," no assurances can be given that the IRS or a court would concur with our conclusions. If they were not to so concur, U.S. persons who hold our common shares may suffer adverse tax consequences. See "--Tax Matters."

                                  TAX MATTERS

    The following summary of the taxation of ACGL and the taxation of our shareholders is based upon current law and is for general information only. Legislative, judicial or administrative changes may be forthcoming that could affect this summary.

    The following legal discussion (including and subject to the matters and qualifications set forth in such summary) of certain tax considerations
(a) under "--Taxation of ACGL--Bermuda" and "--Taxation of Shareholders--Bermuda Taxation" is based upon the advice of Conyers Dill & Pearman, Hamilton, Bermuda and (b) under "--Taxation of ACGL--United States," "--Taxation of Shareholders--United States Taxation," "--Taxation of Our U.S. Shareholders" and "--United States Taxation of Non-U.S. Shareholders" is based upon the advice of Cahill Gordon & Reindel, New York, New York (the advice of such firms does not include accounting matters, determinations or conclusions relating to the business or activities of ACGL). The summary is based upon current law and is for general information only. The tax treatment of a holder of our common shares, or of a person treated as a holder of our common shares for U.S. federal income, state, local or non-U.S. tax purposes, may vary depending on the holder's particular tax situation. Legislative, judicial or administrative changes or interpretations may be forthcoming that could be retroactive and could affect the tax consequences to us or to holders of our common shares.

TAXATION OF ACGL

BERMUDA

    Under current Bermuda law, we are not subject to tax on income or capital gains. We have obtained from the Minister of Finance under the Exempted Undertakings Tax Protection Act 1966 an assurance that, in the event that Bermuda enacts legislation imposing tax computed on profits, income, any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance, the imposition of any such tax shall not be applicable to us or to any of our operations or our shares, debentures or other obligations until March 28, 2016. We could be subject to taxes in Bermuda after that date. This assurance will be subject to the proviso that it is not to be construed so as to prevent the application of any tax or duty to such persons as are ordinarily resident in Bermuda (we are not so currently affected) or to prevent the application of any tax payable in accordance with the provisions of the Land Tax Act 1967 or otherwise payable in relation to any property leased to us or our insurance subsidiary. We pay annual Bermuda government fees, and our Bermuda reinsurance subsidiary pays annual insurance license fees. In addition, all entities employing individuals in Bermuda are required to pay a payroll tax and there are sundry other taxes payable, directly or indirectly, to the Bermuda government.

UNITED STATES

    ACGL and its non-U.S. subsidiaries intend to conduct their operations such that they will not be engaged in a trade or business in the United States and, therefore, will not be required to pay U.S. federal income taxes (other than withholding taxes on dividends and certain other U.S. source investment income). However, because definitive identification of activities which constitute being engaged in a trade or business in the United States is not provided by the Internal Revenue Code of 1986, as amended (the "Code"), or regulations or court decisions, there can be no assurance that the Internal Revenue Service ("IRS") will not contend successfully that ACGL or its non-U.S. subsidiaries will be engaged in a trade or business in the United States. A foreign corporation deemed to be so engaged would be subject to U.S. income tax, as well as the branch profits tax, on its income, which is treated as effectively connected with the conduct of that trade or business unless the corporation is entitled to relief under the permanent establishment provisions of a tax treaty. Such income tax, if imposed, would be based on effectively connected income computed in a manner generally analogous to that applied to the income of a domestic corporation, except that deductions and credits generally are not permitted unless the foreign corporation has timely filed a U.S. federal income tax return in accordance with applicable regulations. Penalties may be assessed for failure to file tax returns. The 30% branch profits tax is imposed on net income after subtracting the regular corporate tax and making certain other adjustments.

    Under the income tax treaty between Bermuda and the United States (the "Treaty"), ACGL's Bermuda insurance subsidiaries will be subject to U.S. income tax on any insurance premium income found to be effectively connected with a U.S. trade or business only if that trade or business is conducted through a permanent establishment in the United States. No regulations interpreting the Treaty have been issued. While there can be no assurances, ACGL does not believe that any of its Bermuda insurance subsidiaries have a permanent establishment in the United States. Such subsidiaries would not be entitled to the benefits of the Treaty if (i) less than 50% of ACGL's stock were beneficially owned, directly or indirectly, by Bermuda residents or U.S. citizens or residents, or
(ii) any such subsidiary's income were used in substantial part to make disproportionate distributions to, or to meet certain liabilities to, persons who are not Bermuda residents or U.S. citizens or residents. While there can be no assurances, ACGL believes that its Bermuda insurance subsidiaries will be eligible for Treaty benefits after the sale of shares offered hereby.

    Foreign corporations not engaged in a trade or business in the United States are nonetheless subject to U.S. income tax on certain "fixed or determinable annual or periodic gains, profits and income" derived from sources within the United States as enumerated in Section 881(a) of the Code (such as dividends and certain interest on investments).

    PERSONAL HOLDING COMPANY RULES. A corporation will not be classified as a personal holding company (a "PHC") in a given taxable year unless both (i) at some time during the last half of such taxable year, five or fewer individuals (without regard to their citizenship or residency) own or are deemed to own (pursuant to certain constructive ownership rules) more than 50% of the corporation's shares by value, and (ii) at least 60% of the adjusted ordinary gross income of the corporation for such taxable year consists of PHC income (as defined in Section 543 of the Code). For purposes of the 50% share ownership test, all of our common shares owned by an investment partnership will be attributed to each of its partners, if any, who are individuals. As a result of this attribution rule, we believe that currently five or fewer individuals are treated as owning more than 50% of the value of our common shares. Consequently, we or one or more of our subsidiaries could be or become PHCs, depending on whether we or any of our subsidiaries satisfy the PHC gross income test.

    We will use reasonable best efforts to cause ACGL and each of its subsidiaries not to satisfy the gross income requirement set forth in
Section 542(a) of the Code. If, however, we or any of our subsidiaries is or were to become a PHC in a given taxable year, such company would be subject to PHC tax (at the highest marginal rate on ordinary income applicable to individuals) on its "undistributed PHC income" (which, in our case and the case of our foreign subsidiaries, would include only PHC income that is from U.S. sources and foreign source income to the extent that such income is effectively connected with the conduct of a trade or business in the U.S.). PHC income generally would not include underwriting income or, in our case and the case of our foreign subsidiaries, investment income derived from non-U.S. sources or dividends received from non-U.S. subsidiaries. If we or any of our subsidiaries is or becomes a PHC, there can be no assurance that the amount of PHC income would be immaterial.

    There can be no assurance that we and each of our subsidiaries are not or will not become a PHC immediately following this offering or in the future because of factors including factual uncertainties regarding the application of the PHC rules, the makeup of our shareholder base and other circumstances that affect the application of the PHC rules to us and our subsidiaries.

TAXATION OF SHAREHOLDERS

    The following summary sets forth certain United States federal income tax considerations related to the purchase, ownership and disposition of our common shares. Unless otherwise stated, this summary deals only with shareholders ("U.S. Holders") that are United States Persons (as defined below) who hold their common shares as capital assets. The following discussion is only a general summary of the United States federal income tax matters described herein and does not purport to address all of the United States federal income tax consequences that may be relevant to a particular shareholder in light of such shareholder's specific circumstances. In addition, the following summary does not describe the United States federal income tax consequences that may be relevant to certain types of shareholders, such as banks, insurance companies, regulated investment companies, real estate investment trusts, financial asset securitization investment trusts, dealers in securities or traders that adopt a mark-to-market method of tax accounting, tax exempt organizations, expatriates or persons who hold the common shares as part of a hedging or conversion transaction or as part of a straddle, who may be subject to special rules or treatment under the Code. This discussions is based upon the Code, the Treasury regulations promulgated thereunder and any relevant administrative rulings or pronouncements or judicial decisions, all as in effect on the date hereof and as currently interpreted, and does not take into account possible changes in such tax laws or interpretations thereof, which may apply retroactively. This discussion does not include any description of the tax laws of any state or local governments within the United States, or of any foreign government, that may be applicable to the common shares or the shareholders. Persons considering making an investment in the common shares should consult their own tax advisors concerning the application of the United States federal tax laws to their particular situations as well as any tax consequences arising under the laws of any state, local or foreign taxing jurisdiction prior to making such investment.

    If a partnership holds our common shares, the tax treatment of a partner will generally depend upon the status of the partner and the activities of the partnership. If you are a partner of a partnership holding common shares, you should consult your tax advisor.

    For purposes of this discussion, the term "United States Person" means:

    - a citizen or resident of the United States,

    - a corporation or entity treated as a corporation created or organized in or under the laws of the United States, or any political subdivision thereof,

    - an estate the income of which is subject to United States federal income taxation regardless of its source,

    - a trust if either (x) a court within the United States is able to exercise primary supervision over the administration of such trust and one or more United States Persons have the authority to control all substantial decisions of such trust or (y) the trust has a valid election in effect to be treated as a United States Person for U.S. federal income tax purposes or

    - any other person or entity that is treated for U.S. federal income tax purposes as if it were one of the foregoing.

BERMUDA TAXATION

    Currently, there is no Bermuda withholding tax on dividends paid by us.

UNITED STATES TAXATION

    TAXATION OF DIVIDENDS. Subject to the discussions below relating to the potential application of the CFC and PFIC rules, cash distributions, if any, made with respect to our common shares will constitute dividends for U.S. federal income tax purposes to the extent paid out of our current or accumulated earnings and profits (as computed using U.S. tax principles). To the extent such distributions exceed our earnings and profits, they will be treated first as a return of the U.S. Holder's basis in our common shares to the extent thereof, and then as gain from the sale of a capital asset.

    SALE, EXCHANGE OR OTHER DISPOSITION. Subject to the discussions below relating to the potential application of the CFC, PFIC and foreign personal holding company ("FPHC") rules, holders of common shares generally will recognize capital gain or loss for U.S. federal income tax purposes on the sale, exchange or disposition of common shares.

TAXATION OF OUR U.S. SHAREHOLDERS

CONTROLLED FOREIGN CORPORATION RULES

    Under our bye-laws, the 9.9% voting restriction applicable to the Controlled Shares of a U.S. Person (as defined in our bye-laws) generally does not apply to certain of our investors. As a result of certain attribution rules, we believe, therefore, that we and our foreign subsidiaries are controlled foreign corporations ("CFCs"). That status as a CFC does not cause us or any of our subsidiaries to be subject to U.S. federal income tax. Such status also has no adverse U.S. federal income tax consequences for any U.S. Holder that is considered to own less than 10% of the total combined voting power of our common shares or those of our foreign subsidiaries. Only U.S. Holders that are considered to own 10% or more of the total combined voting power of our common shares or those of our foreign subsidiaries (taking into account common shares actually owned by such U.S. Holder as well as common shares attributed to such U.S. Holder under the Code or the regulations thereunder) (a "10% U.S. Voting Shareholder") is affected by our status as a CFC. Our bye-laws are intended to prevent any U.S. Holder from being considered a 10% U.S. Voting Shareholder by limiting the votes conferred by the Controlled Shares (as defined in our bye-laws) of any U.S. Person to 9.9% of the total voting power of all our shares entitled to vote. However, because under our bye-laws certain funds associated with Warburg Pincus and Hellman & Friedman generally are entitled to vote their directly owned common shares in full, a U.S. Holder that is attributed (under the Code or the regulations thereunder) common shares owned by such funds may be considered a 10% U.S. Voting Shareholder. If you are a direct or indirect investor in a fund associated with Warburg Pincus or Hellman & Friedman additional common shares could be attributed to you for purposes of determining whether you are considered to be a 10% U.S. Voting Shareholder. As long as we are a CFC, a U.S. Holder that is considered a 10% U.S. Voting Shareholder will be subject to current U.S. federal income taxation (at ordinary income tax rates) to the extent of all or a portion of the undistributed earnings and profits of ACGL and our subsidiaries attributable to "subpart F income" (including certain insurance premium income and investment income) and may be taxable at ordinary income tax rates on any gain realized on a sale or other disposition (including by way of repurchase or liquidation) of our common shares to the extent of the current and accumulated earnings and profits attributable to such shares.

    While our bye-laws are intended to prevent any member from being considered a 10% U.S. Voting Shareholder (except as described above), there can be no assurance that a U.S. Holder will not be treated as a 10% U.S. Voting Shareholder, by attribution or otherwise, under the Code or any applicable regulations thereunder. See "Risk Factors--Risks Relating to Taxation--U.S. persons who hold our common shares may be subject to U.S. income taxation at ordinary income rates on our undistributed earnings and profits."

RELATED PERSON INSURANCE INCOME RULES

    We do not expect the gross "related person insurance income" ("RPII") of any of our non-U.S. subsidiaries to equal or exceed 20% of its gross insurance income in any taxable year for the foreseeable future and do not expect the direct or indirect insureds (and related persons) of any such subsidiary to directly or indirectly own 20% or more of either the voting power or value of our common stock. Consequently, we do not expect any U.S. person owning common shares to be required to include in gross income for U.S. federal income tax purposes RPII income, but there can be no assurance that this will be the case.

    Section 953(c)(7) of the Code generally provides that Section 1248 of the Code (which generally would require a U.S. Holder to treat certain gains attributable to the sale, exchange or disposition of common shares as a dividend) will apply to the sale or exchange by a U.S. shareholder of shares in a foreign corporation that is characterized as a CFC under the RPII rules if the foreign corporation would be taxed as an insurance company if it were a domestic corporation, regardless of whether the U.S. shareholder is a 10% U.S. Voting Shareholder or whether the corporation qualifies for either the RPII 20% ownership exception or the RPII 20% gross income exception. Although existing Treasury Department regulations do not address the question, proposed Treasury regulations issued in April 1991 create some ambiguity as to whether
Section 1248 and the requirement to file Form 5471 would apply when the foreign corporation has a foreign insurance subsidiary that is a CFC for RPII purposes and that would be taxed as an insurance company if it were a domestic corporation. We believe that Section 1248 and the requirement to file Form 5471 will not apply to a less than 10% U.S. Shareholder because ACGL is not directly engaged in the insurance business. There can be no assurance, however, that the IRS will interpret the proposed regulations in this manner or that the Treasury Department will not take the position that Section 1248 and the requirement to file Form 5471 will apply to dispositions of our common shares.

    If the IRS or U.S. Treasury Department were to make Section 1248 and the Form 5471 filing requirement applicable to the sale of our common shares, we would notify shareholders that Section 1248 of the Code and the requirement to file Form 5471 will apply to dispositions of our common shares. Thereafter, we would send a notice after the end of each calendar year to all persons who were shareholders during the year notifying them that Section 1248 and the requirement to file Form 5471 apply to dispositions of our common shares by U.S. Holders. We would attach to this notice a copy of Form 5471 completed with all our information and instructions for completing the shareholder information.

FOREIGN PERSONAL HOLDING COMPANY RULES

    A foreign company will not be classified as an FPHC unless both (i) at some time during the taxable year at issue, five or fewer individuals who are U.S. citizens or residents own or are deemed to own (pursuant to certain constructive ownership rules) more than 50% of all classes of its shares measured by voting power or value and (ii) at least 60% (or in general 50% for any year after the first year that a corporation is an FPHC) of its gross income is FPHC income (as defined in Section 553 of the Code) (generally including passive income such as dividends, interest and gains from the sale of stocks and securities). For purposes of the share ownership test, all of our common shares owned by an investment partnership will be attributed to each of its partners, if any, who are individuals. As a result of this attribution rule, we believe that currently five or fewer individuals are treated as owning more than 50% of the value of our common shares. Consequently, we or one or more of our foreign subsidiaries could be or become FPHCs, depending on whether we or any of our foreign subsidiaries satisfy the FPHC gross income test.

    We will use reasonable best efforts to cause us and each of our subsidiaries not to satisfy the gross income requirement set forth in Section 552 of the Code. If, however, we or any of our subsidiaries are or were to become an FPHC, a portion of such company's "undistributed foreign personal holding company income" (as defined in the Code) would be imputed to all of our U.S. Holders. Such income would be taxable as a dividend, even if no cash dividend were actually paid. In such event, subsequent cash distributions would first be treated as a tax-free return of any previously taxed and undistributed amounts. In addition, if we or any of our subsidiaries are or become an FPHC in any year, the heirs or estate of any individual U.S. Holder who dies in the immediately following year (whether or not we or any of our subsidiaries are an FPHC in such year) would not be entitled to a "step-up" in the basis of the common shares which might otherwise be available under U.S. income tax laws.

    There can be no assurance that we and each of our subsidiaries are not or will not become an FPHC because of factors including factual uncertainties regarding the application of the FPHC rules, the makeup of our shareholder base and other circumstances that could affect the application of the FPHC rules to us and our subsidiaries. If we or any of our subsidiaries are or were to become an FPHC, such company would not be subject to the PHC rules described above.

PASSIVE FOREIGN INVESTMENT COMPANIES

    Sections 1291 through 1298 of the Code contain special rules applicable with respect to foreign corporations that are "passive foreign investment companies" ("PFICs"). In general, a foreign corporation will be a PFIC if 75% or more of its income constitutes "passive income" or 50% or more of its assets produce passive income. If we were to be characterized as a PFIC, U.S. Holders would be subject to a penalty tax at the time of their sale of (or receipt of an "excess distribution" with respect to) their common shares. In general, a shareholder receives an "excess distribution" if the amount of the distribution is more than 125% of the average distribution with respect to the shares during the three preceding taxable years (or shorter period during which the taxpayer held the stock). In general, the penalty tax is equivalent to an interest charge on taxes that are deemed due during the period the shareholder owned the shares, computed by assuming that the excess distribution or gain (in the case of a sale) with respect to the shares was taxable in equal portions throughout the holder's period of ownership. The interest charge is equal to the applicable rate imposed on underpayments of U.S. federal income tax for such period. A U.S. shareholder may avoid some of the adverse tax consequences of owning shares in a PFIC by making a qualified electing fund ("QEF") election. A QEF election is revocable only with the consent of the Internal Revenue Service and has the following consequences to a shareholder:

    - For any year in which ACGL is not a PFIC, no income tax consequences would result.

    - For any year in which the ACGL is a PFIC, the shareholder would include in its taxable income a proportionate share of the net ordinary income and net capital gains of ACGL and certain of its non-U.S. subsidiaries.

    The PFIC statutory provisions contain an express exception for income "derived in the active conduct of an insurance business by a corporation which is predominantly engaged in an insurance business...." This exception is intended to ensure that income derived by a bona fide insurance company is not treated as passive income, except to the extent such income is attributable to financial reserves in excess of the reasonable needs of the insurance business. The PFIC statutory provisions contain a look-through rule that states that, for purposes of determining whether a foreign corporation is a PFIC, such foreign corporation shall be treated as if it "received directly its proportionate share of the income" and as if it "held its proportionate share of the assets" of any other corporation in which it owns at least 25% of the stock. We will use reasonable best efforts to cause us and each of our subsidiaries not to constitute a PFIC within the meaning of Section 1297 of the Code.

    No regulations interpreting the substantive PFIC provisions have yet been issued. Each U.S. Holder should consult his tax advisor as to the effects of these rules.

UNITED STATES TAXATION OF NON-U.S. SHAREHOLDERS

TAXATION OF DIVIDENDS

    Cash distributions, if any, made with respect to common shares held by shareholders who are not United States Persons ("Non-U.S. holders") generally will not be subject to United States withholding tax.

SALE, EXCHANGE OR OTHER DISPOSITION

    Non-U.S. holders of common shares generally will not be subject to U.S. federal income tax with respect to gain realized upon the sale, exchange or other disposition of common shares unless such gain is effectively connected with a U.S. trade or business of the Non-U.S. holder in the United States or such person is present in the United States for 183 days or more in the taxable year the gain is realized and certain other requirements are satisfied.

INFORMATION REPORTING AND BACKUP WITHHOLDING

    Non-U.S. holders of common shares will not be subject to U.S. information reporting or backup withholding with respect to dispositions of common shares effected through a non-U.S. office of a broker, unless the broker has certain connections to the United States or is a United States person. No U.S. backup withholding will apply to payments of dividends, if any, on our common shares.

OTHER TAX LAWS

    Shareholders should consult their own tax advisors with respect to the applicability to them of the tax laws of other jurisdictions.

ITEM 2. PROPERTIES

    ACGL and its subsidiaries rent space for their offices in Bermuda and the United States under leases which expire at various times up to 2006. Our future minimum rental charges for the remaining terms of our existing leases, exclusive of escalation clauses and maintenance costs and net of rental income, will be approximately $5,081,000. For the years ended December 31, 2001, 2000 and 1999, our rental expense (income), including sublease income, was approximately $(132,000), $190,000 and $576,000, respectively. We believe that the above described office space is adequate for our needs. However, as we continue to develop our business, we expect that we will open additional office locations during 2002.

ITEM 3. LEGAL PROCEEDINGS

    We, in common with the insurance industry in general, are subject to litigation and arbitration in the normal course of our business. As of December 31, 2001, we were not a party to any material litigation or arbitration other than as a part of the ordinary course of business in relation to claims activity, none of which is expected by management to have a significant adverse effect on our results of operation and financial condition and liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                               MARKET INFORMATION

    Our common shares are traded on the Nasdaq National Market under the symbol "ACGL." For the periods presented below, the high and low sales prices and closing prices for our common shares as reported on the Nasdaq National Market were as follows:

                                                                    THREE MONTHS ENDED
                                      ------------------------------------------------------------------------------
                                      DECEMBER 31, 2001    SEPTEMBER 30, 2001    JUNE 30, 2001    MARCH 31, 2001(1)
                                      ------------------   -------------------   --------------   ------------------
High................................        $28.34               $19.20              $17.06             $18.06
Low.................................         16.40                15.45               14.81              14.38
Close...............................         25.75                16.75               15.75              15.88

                                                                  THREE MONTHS ENDED
                                      ---------------------------------------------------------------------------
                                      DECEMBER 31, 2000    SEPTEMBER 30, 2000    JUNE 30, 2000    MARCH 31, 2000
                                      ------------------   -------------------   --------------   ---------------
High................................        $15.88               $15.88              $16.63           $16.75
Low.................................         13.88                14.63               14.56            11.38
Close...............................         15.00                15.75               14.94            16.38

--------------------------

(1) For the ten trading days ended October 23, 2001, the last trading day prior to the announcement of the signing of the subscription agreements for the capital infusion and our new underwriting initiative, the average closing price of our common shares on the Nasdaq Stock Market was $16.86 per share.

    On March 8, 2002, the high and low sales prices and the closing price for our common shares as reported on the Nasdaq National Market were $27.14, $26.70 and $26.70, respectively.

                                    HOLDERS

    As of March 8, 2002, there were approximately 53 holders of record of our common shares and approximately 1,663 beneficial holders of our common shares, and 23 holders of record and beneficial holders of our preference shares.

                                   DIVIDENDS

    Any determination to pay dividends will be at the discretion of our board of directors and will be dependent upon our results of operations, financial condition and other factors deemed relevant by our board of directors. As a holding company, we will depend on future dividends and other permitted payments from our subsidiaries to pay dividends to our shareholders. Our subsidiaries' ability to pay dividends, as well as our ability to pay dividends, is, and is expected to be, subject to regulatory, contractual, rating agency and other constraints. Our board of directors currently does not intend to declare dividends or make any other distributions.

    In addition, pursuant to our shareholders agreement, we have agreed not to declare any dividend or make any other distribution on our common shares, and not to repurchase any common shares, until we have repurchased from the Warburg Pincus funds, the Hellman & Friedman funds and the other holders of our preference shares, pro rata, on the basis of the amount of those shareholders' investments in us at the time of such repurchase, preference shares having an aggregate value of $250.0 million, at a per share price acceptable to those shareholders.

                    RECENT SALES OF UNREGISTERED SECURITIES

    On November 20, 2001, we issued in a private placement the securities described under "Business--Recent Developments--The Capital Infusion." The sales of these securities were exempt from registration under the provisions of Section 4(2) of the Securities Act. For a description of the purchasers, consideration for and terms of conversion and exercise of the securities, please refer to the information appearing above under the subheading "The Capital Infusion" included as part of "Business," which information is incorporated by reference.

ITEM 6. SELECTED FINANCIAL DATA

    The following table sets forth summary historical consolidated financial and operating data for the five-year period ended December 31, 2001. Such data for the three-year period ended December 31, 2001 should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and the related notes.

    Comparisons of our 2001 and 2000 results of operations to each other and to prior year periods are not relevant due to the changes in our business during 2000 and 2001, including (1) the sale of our prior reinsurance operations in May 2000, (2) our change of legal domicile and reorganization completed in November 2000, (3) our recent acquisition activity, (4) our new underwriting initiative and (5) the capital infusion.

                                                      YEAR ENDED DECEMBER 31,
                                -------------------------------------------------------------------
                                   2001          2000          1999          1998          1997
                                -----------   -----------   -----------   -----------   -----------
                                          (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues:
  Net premiums written........  $    36,216   $   (10,604)(1) $   306,726 $   234,735   $   144,834
  Net premiums earned.........       30,918        87,530       311,368       206,194       107,372
  Net investment income.......       12,120        15,923        20,173        15,687        14,360
  Net realized investment
    gains (losses)............       18,382        20,045        17,227        25,252          (760)
      Total revenues..........       76,454       127,634       344,800       247,133       120,972
Income (loss) before income
  taxes.......................       24,144           503       (56,199)        2,347         1,598
Net income (loss).............       22,016        (8,012)      (35,636)        2,852         2,039
Average common shares
  outstanding:
  Basic.......................   12,855,668    13,198,075    17,086,732    17,065,165    17,032,601
  Diluted.....................   17,002,231(2)  13,198,075   17,086,732    17,718,223    17,085,788
Net income (loss) per common
  share:
  Basic.......................  $      1.71   $     (0.61)  $     (2.09)  $      0.17   $      0.12
  Diluted.....................  $      1.29   $     (0.61)  $     (2.09)  $      0.16   $      0.12
Cash dividends per share......           --            --            --            --            --

                                                           DECEMBER 31,
                                -------------------------------------------------------------------
                                   2001          2000          1999          1998          1997
                                -----------   -----------   -----------   -----------   -----------
                                                          (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and invested assets......  $ 1,019,058   $   276,053   $   579,874   $   586,788   $   505,728
Unpaid losses and loss
  adjustment expenses
  recoverable.................       90,442            --        55,925        30,468            --
Total assets..................    1,313,701       295,907       860,175       757,463       581,247
Reserves for losses and loss
  adjustment expenses:
  Before reinsurance
    recoverable...............      113,507            --       364,554       216,657        70,768
  Net of reinsurance
    recoverable...............       23,065            --       308,629       186,189        70,768
Shareholders' equity..........    1,020,369       272,299       342,330       397,763       401,031

                                                           DECEMBER 31,
                                -------------------------------------------------------------------
                                   2001          2000          1999          1998          1997
                                -----------   -----------   -----------   -----------   -----------
Book value:
    Per common share..........  $     20.05(3) $     21.43  $     20.03   $     23.28   $     23.51
    Diluted...................  $     19.59   $     21.43   $     20.03   $     22.80   $     22.90
Common shares outstanding:
    Actual....................   13,513,538    12,708,818    17,087,970    17,087,438    17,058,462
    Diluted...................   52,097,108(4)  12,708,818   17,087,970    17,445,619    17,508,632

------------------------

(1) Net premiums written for 2000 includes the reversal of $92.9 million of premiums recorded in prior periods in connection with the sale of our prior reinsurance operations in May 2000.

(2) For the purposes of calculating "Net income (loss) per common share," "Average common shares outstanding, Diluted" gives effect to the issuance of the following Dilutive Shares, on a weighted average basis, calculated using the treasury stock method, where applicable, and does not give effect to the issuance of the following Contingently Issuable Shares.

Dilutive shares (the "Dilutive Shares"):
    Common shares issuable upon conversion of
      outstanding preference shares.........................  35,687,735
    Common shares issuable upon exercise of
      outstanding class A warrants..........................   1,206,206(a)
                                                              ----------
        Subtotal............................................  36,893,941

Common shares issuable upon conversion or exercise of
  contingently issuable (the "Contingently Issuable
  Shares"):
    Preference shares(b)....................................     875,765
    Preference shares(c)....................................   2,831,174
    Class B warrants(d).....................................      33,495
                                                              ----------
        Subtotal............................................   3,740,434
                                                              ----------
          Total.............................................  40,634,375
                                                              ==========

    (a) Calculated using the treasury stock method. Class A warrants to purchase an aggregate of 5,401,707 common shares were outstanding as of March 8, 2002. The class A warrants are currently exercisable at $20.00 per share and expire on September 19, 2002.

    (b) Represents our current estimate of the number of additional preference shares that will be issued during the first quarter of 2002 pursuant to a post-closing purchase price adjustment under the subscription agreement entered into in connection with the capital infusion.

    (c) Represents an estimate of the number of additional preference shares that would be issued under the subscription agreement entered into in connection with the capital infusion in the event that, on or prior to September 19, 2005, the closing price of our common shares is at least $30.00 per share for at least 20 out of 30 consecutive trading days or a change of control occurs.

    (d) Calculated using the treasury stock method. Class B warrants to purchase an aggregate of 150,000 common shares were outstanding as of December 31, 2001 and expire on September 19, 2005. Class B warrants become exercisable at $20.00 per share if the closing price of our common shares is at least $30.00 per share for at least 20 out of 30 consecutive trading days or a change of control occurs.

(3) For the purposes of calculating "Book value, Historical, Per common share" shareholders' equity at December 31, 2001 excludes the aggregate liquidation preference of $749.4 million for the preference shares issued in the capital infusion.

(4) "Diluted" information gives effect to the Dilutive Shares and the issuance of 1,689,629 restricted shares issued as part of the capital infusion but does not include the issuance of any Contingently Issuable Shares. Such information excludes the effects of our outstanding stock options (4,068,311) at December 31, 2001.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    GENERAL

    We are a Bermuda public limited liability company with $1.0 billion in equity capital and, through operations in Bermuda and the United States, are positioned to write insurance and reinsurance on a worldwide basis. While we are positioned to provide a full range of property and casualty insurance and reinsurance lines, we are focusing on writing specialty lines of insurance and reinsurance profitably and earning a superior return on equity as we establish an enduring underwriting franchise.

    Recent events have provided a significant market opportunity for well capitalized insurance companies that are not burdened by the uncertainties resulting from prior years' underwriting losses and material reinsurance recoverable balances. As a result, we recently launched an underwriting initiative that included the recruitment of new insurance and reinsurance management teams and an equity capital infusion of $763.2 million. It is our belief that our existing Bermuda and U.S.-based underwriting platform, our strong management team and our $1.0 billion in capital that is unencumbered by significant exposure to pre-2002 risks have enabled us both to establish an immediate presence in an increasingly attractive insurance marketplace and to actively participate in the January 1, 2002 reinsurance renewal season. Since January 1, 2002, we have entered into approximately 800 reinsurance treaties and other reinsurance arrangements which are expected to provide approximately
$500 million of gross written reinsurance premiums during 2002.

NEW UNDERWRITING INITIATIVE AND NOVEMBER 20, 2001 CAPITAL INFUSION

    On October 24, 2001, we announced the launch of a new underwriting initiative to meet current and future demand in the global insurance and reinsurance markets. Simultaneously with the launch of this new underwriting initiative, we entered into agreements with the Warburg Pincus funds and the Hellman & Friedman funds and certain members of management to purchase from us in a private placement, for $763.2 million in cash, 35,687,735 series A convertible preference shares and 3,776,025 class A warrants. This capital infusion was consummated on November 20, 2001. The proceeds of the capital infusion were primarily contributed to our Bermuda and U.S. subsidiaries to support the new underwriting initiative.

EVENTS PRIOR TO THE NEW UNDERWRITING INITIATIVE

    2001 ACQUISITIONS. On February 28, 2001, we acquired one of our investee companies, American Independent Insurance Company ("American Independent"). American Independent underwrites private passenger automobile liability and physical damage insurance primarily in the Commonwealth of Pennsylvania. During 2001, 70% of American Independent's written premiums were ceded to third-party reinsurers. During 2002, we expect that approximately 20% of American Independent's written premiums will be ceded to third-party reinsurers.

    On June 22, 2001, we acquired all of the remaining ownership interests in Arch Risk Transfer Services Ltd. ("ART Services"), which provides insurance and alternative risk transfer services through rent-a-captive and other facilities. First American Insurance Company, a subsidiary of ART Services, is an admitted insurer in 49 states with an A.M. Best rating of "A-" (Excellent). During 2001, approximately 71% of ART Services' written premiums were ceded to third-party reinsurers. During 2002, we expect that less than half of ART Services' written premiums will be ceded to third-party reinsurers.

    The results of operations of American Independent and ART Services are included in our financial statements from the respective dates of acquisition. Prior to the date of acquisition of ART Services, we accounted for our 27% initial ownership interest in ART Services under the equity method.

    We entered into a definitive agreement on September 24, 2001 to acquire Rock River Insurance Company, an approved excess and surplus lines insurer in 45 states and the District of Columbia and an admitted insurer in two other states, for $19.3 million. We consummated this acquisition on February 1, 2002. Under the terms of the acquisition agreement, the existing policies and other liabilities of Rock River reinsured or otherwise assumed by the seller, Sentry Insurance, a mutual company, which has an A.M. Best rating of "A+" (Superior). At February 1, 2002, Rock River had net assets of approximately $17.0 million.

FORMATION OF BERMUDA-BASED REINSURANCE SUBSIDIARY

    On May 21, 2001, we formed our wholly owned Bermuda-based reinsurance subsidiary, Arch Re (Bermuda). Under the Insurance Act of 1978, Arch Re (Bermuda) is registered as a Class 4 and long-term insurer and reinsurer and, in December 2001, Arch Re (Bermuda) and Arch Re (US), our wholly owned U.S.-based reinsurance subsidiary, were assigned ratings of "A-" (Excellent) by A.M. Best.

CHANGE OF LEGAL DOMICILE TO BERMUDA

    On November 8, 2000, we completed an internal reorganization that resulted in our changing our legal domicile to Bermuda. In that transaction, the shareholders of Arch Capital (US) (formerly Risk Capital Holdings Inc.) became the shareholders of ACGL. Prior to the reorganization, ACGL had no significant assets or capitalization and had not engaged in any business or prior activities other than in connection with the reorganization.

MAY 2000 SALE OF OUR PRIOR REINSURANCE OPERATIONS

    On May 5, 2000, we sold our prior reinsurance operations to Folksamerica Reinsurance Company. The Folksamerica transaction was structured as a transfer and assumption agreement (and not reinsurance), and, accordingly, the loss reserves (and any related reinsurance recoverables) relating to the transferred business are not included as assets or liabilities on our balance sheet. However, in the event that Folksamerica is unable to make payment of claims on the reinsurance business assumed by it in the May 2000 sale, we would be liable for such claims. Folksamerica has an A.M. Best rating of "A-" (Excellent). See
Note 3, "Acquisition of Subsidiaries and Disposition of Prior Reinsurance Operations," of the notes accompanying our financial statements. See "Risk Factors--Risks Relating to Our Company--We sold our prior reinsurance operations in May 2000 and may have liability to the purchaser and continuing liability from those reinsurance operations if the purchaser should fail to make payments on the reinsurance liabilities it assumed."

    In connection with that sale we placed $20.0 million of the purchase price in escrow. The agreement required that these funds would be held for a period of five years to reimburse Folksamerica if certain loss reserves transferred to it in the asset sale became deficient as measured at the end of such five-year period or to satisfy certain indemnity claims Folksamerica may have had during such period. In February 2002, we reached a definitive settlement agreement with Folksamerica pursuant to which we will satisfy all of our obligations under the escrow agreement for an amount equal to approximately $17.0 million, plus accrued interest income of $1.8 million, in cash.

LIQUIDITY AND CAPITAL RESOURCES

    ACGL is a holding company whose assets primarily consist of the shares in its subsidiaries. Generally, we depend on our available cash resources, liquid investments and dividends or other distributions from our subsidiaries to make payments, including the payment of operating expenses we may incur and for any dividends our board of directors may determine, and we may need to utilize funds from such sources in connection with acquisitions. ACGL does not currently intend to declare any dividends or make any other distributions.

    The ability of our regulated insurance subsidiaries to pay dividends or make distributions is dependent on their ability to meet applicable regulatory standards. Prior approval of the Bermuda Supervisor of Insurance is required if any dividend payments or other distributions of Arch Re (Bermuda) would reduce its total statutory capital by 15% or more. At December 31, 2001, Arch Re (Bermuda) had statutory capital of $508 million. As of December 31, 2001 our U.S. insurance and reinsurance subsidiaries may not pay any significant dividends or distributions during 2002 without prior regulatory approval. In addition, the ability of our insurance subsidiaries to pay dividends could be constrained by our dependence on financial strength ratings from independent rating agencies. Our ratings from these rating agencies depend to a large extent on the capitalization levels of our insurance subsidiaries.

    Pursuant to a shareholders agreement that we entered into in connection with the capital infusion, we have agreed not to declare any dividend or make any other distribution on our common shares, and not to repurchase any common shares, until we have repurchased from the Warburg Pincus funds, the Hellman & Friedman funds and the other holders of our preference shares, pro rata, on the basis of the amount of each of these shareholders' investment in us at the time of such repurchase, preference shares having an aggregate value of $250.0 million, at a per share price acceptable to these shareholders.

    Our new underwriting initiative and related capital infusion are designed to position us to address current and anticipated future needs for capacity in the global insurance marketplace. During the fourth quarter of 2001, we expanded our underwriting activities, initially with a primary focus on reinsurance, and we intend to continue to expand significantly our insurance and reinsurance underwriting activities in the future.

    Our aggregate invested assets, including cash and short-term investments, totaled $1.0 billion at December 31, 2001, compared to $276.1 million at December 31, 2000. The increase in cash and invested assets from 2000 to 2001 resulted primarily from the receipt of the proceeds from the capital infusion in November 2001.

    As of December 31, 2001, our readily available cash, short-term investments and marketable securities, excluding amounts held by our regulated insurance subsidiaries, totaled $108.5 million. Such amount consisted of $26.4 million of cash and short-term investments and $82.1 million of fixed maturity investments. As of that date, investments that are restricted or generally unavailable for liquidity purposes (other than our ownership interests in our subsidiaries and the invested assets of our regulated insurance subsidiaries) included
$35.4 million of privately held securities and $22.2 million of fixed maturity investments held in escrow in connection with the sale of our prior reinsurance operations to Folksamerica in May 2000. In addition, at December 31, 2001, we had investment commitments relating to our privately held investment, Distribution Investors, LLC, of approximately $0.6 million. In connection with the capital infusion on November 20, 2001, we were released from our obligations to make any further capital contributions to Trident II, other than with respect to outstanding capital calls of approximately $6.5 million, which we funded in November 2001.

    Cash flows are provided by premiums collected, fee income, investment income (excluding net realized investment gains) and collected reinsurance receivable balances, offset by reinsurance premiums payable, loss and loss expense payments and operating costs. Consolidated cash flows provided by (used for) operating activities for the years ended December 31, 2001, 2000 and 1999 were approximately ($5.6) million, $2.6 million and $7.5 million, respectively. The decline in cash flow in 2001 was primarily due to an increase in reinsurance recoverables at American Independent, and start-up costs related to the new underwriting initiative.

    Our expanded underwriting activities will initially be supported by our capital, and we expect that our other operational needs for the foreseeable future will be met by our balance of cash and short-term investments, as well as by funds generated from premiums and investment income and proceeds on the sale or maturity of our investments.

    We have an effective shelf registration statement with the Securities and Exchange Commission. It permits us to issue various types of securities, including unsecured debt securities, preference shares and common shares, from time to time, up to an aggregate of $500 million.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

    Set forth below, in tabular form, is information as of December 31, 2001 for the periods indicated below concerning our obligations and commitments to make future payments under long-term obligations:

                                                              CONTRACTUAL OBLIGATIONS
                                                              -----------------------
                                                        LESS THAN                             MORE THAN
                                              TOTAL      1 YEAR      1-3 YEARS    4-5 YEARS    5 YEARS
                                             --------   ---------   -----------   ---------   ---------
                                                                   (IN THOUSANDS)
Operating Leases...........................   $5,081     $1,213       $2,751       $1,117          --
                                              ======     ======       ======       ======      ======

    We are in the process of putting in place a letter of credit facility for up to $200 million. We expect that this facility will have a one-year term. The purpose of this facility is to issue standby letters of credit in favor of primary insurance or reinsurance counterparties with which we have entered into reinsurance arrangements. Such letters of credit when issued will be secured by a first priority, perfected security interest in investment securities. Any issued letters of credit will expire 364 days from the date of issuance.

    We have agreed to make a non-recourse loan of up to $13.5 million to our Chairman, which will be used to pay income and self-employment taxes, payable in April 2002, on restricted shares granted to him on October 23, 2001. See
Note 9, "Commitments," of the notes accompanying our financial statements.

INVESTMENTS

    At December 31, 2001, consolidated cash and invested assets totaled approximately $1.0 billion, consisting of $486.8 million of cash and short-term investments, $468.3 million of publicly traded fixed maturity investments, $22.2 million of short-term investments held in escrow, $41.6 million of privately held securities and $0.2 million of publicly traded equity securities.

    Investments included in our private portfolio include securities issued by privately held companies that are generally restricted as to resale or are otherwise illiquid and do not have readily ascertainable market values. The risk of investing in such securities is generally greater than the risk of investing in securities of widely held, publicly traded companies. Lack of a secondary market and resale restrictions may result in an inability by us to sell a security at a price that would otherwise be obtainable if such restrictions did not exist and may substantially delay the sale of a security we seek to sell. At December 31, 2001, our private equity portfolio consisted of eight investments, with additional investment portfolio commitments in an aggregate amount of approximately $3.7 million. See Note 4, "Investment Information," of the notes accompanying our consolidated financial statements.

    At December 31, 2001, almost all of our fixed maturity and short-term investments were rated investment grade by Moody's or Standard & Poor's and had an average Standard & Poor's quality rating of "AA-" and an average duration of approximately 1.9 years.

    We have not invested in derivative financial instruments such as futures, forward contracts, swaps or options or other financial instruments with similar characteristics such as interest rate caps or floors and fixed-rate loan commitments. Our portfolio includes market sensitive instruments, such as mortgage-backed securities, which are subject to prepayment risk and changes in market value in connection with changes in interest rates. Our investments in mortgage-backed securities, which amounted to approximately $91.1 million at December 31, 2001, or 8.9% of cash and invested assets, are classified as available for sale and are not held for trading purposes.

RESULTS OF OPERATIONS

    Comparisons of our 2001 and 2000 results of operations to each other and to prior year periods are not relevant due to the changes in our business during 2000 and 2001, including (1) the sale of our prior reinsurance operations in May 2000, (2) our change of legal domicile and reorganization completed in November 2000, (3) our recent acquisition activity, (4) our new underwriting initiative and (5) the capital infusion. In addition, because of these factors, as well as the other factors noted in "Cautionary Note Regarding Forward-Looking Statements," our historical financial results do not provide you with a meaningful measure of our future results. We have attempted to describe certain of these potential changes below.

    Statement of Financial Accounting Standards No. 131 requires certain disclosures about operating segments in a manner that is consistent with how management evaluates the performance of the segment. At December 31, 2001, our primary operating segment was insurance. In 2002, we expect to operate in two different business segments, insurance and reinsurance.

    We had consolidated net income (loss) of $22.0 million, ($8.0) million and ($35.6) million for the years ended December 31, 2001, 2000 and 1999, respectively. The increase in net income is primarily a result of the effects of the sale of our prior reinsurance operations in May 2000, the realignment of our investment portfolio in connection with the sale of our prior reinsurance operations (and the realization of gains thereon in connection therewith), and the reversal of a portion of the deferred tax valuation allowance, which was originally established as a result of that sale. Such reversal resulted primarily from the expected tax effects of the new underwriting initiative at our U.S.-based underwriting operations.

    Based on all information available to us to date, we believe that our insurance and reinsurance subsidiaries do not have any material exposures to the events of September 11, 2001.

UNDERWRITING ACTIVITIES

    For the year ended December 31, 2001, premiums written, losses incurred and commissions and brokerage resulted primarily from the acquisitions of American Independent and ART Services. The corresponding amounts for the years ended December 31, 2000 and December 31, 1999 reflect the results of our prior reinsurance operations which were sold in May 2000. Approximately 55% of the 2001 net premiums written were attributable to American Independent, and approximately 40% were attributable to ART Services. The remaining 5% was attributable to new business written by Arch Re (Bermuda) effective
December 31, 2001. We expect that our new underwriting initiative and improving market conditions will produce very substantial growth in our direct, assumed and net premiums written in 2002.

    A summary of premiums written is as follows:

                                                               YEAR ENDED DECEMBER 31,
                                                           -------------------------------
                                                             2001       2000        1999
                                                           --------   ---------   --------
                                                                    (IN MILLIONS)
Direct premiums written..................................   $117.4     $   --      $   --
Assumed premiums written.................................      1.8      102.0       386.8
                                                            ------     ------      ------
  Gross premiums written.................................    119.2      102.0       386.8
Ceded premiums written...................................    (83.0)     (19.7)      (80.1)
                                                            ------     ------      ------
  Subtotal...............................................     36.2       82.3       306.7
Unearned premium portfolio transfer and assumption.......       --      (92.9)         --
                                                            ------     ------      ------
  Net premiums written...................................   $ 36.2     $(10.6)     $306.7
                                                            ======     ======      ======

REINSURANCE CEDED

    We follow the customary industry practice of reinsuring a portion of our exposures, paying to reinsurers and retrocessionaires a part of the premiums received on the policies we write. We monitor the financial condition of our reinsurers and retrocessionaires and attempt to place coverages only with substantial, financially sound carriers. During 2001, we ceded approximately two-thirds of our business written on a proportional basis in accordance with our then current business plan. Comparisons of premiums written between 2001 and 2000 are not meaningful because of the changes in our business discussed above. At December 31, 2001, substantially all of our reinsurance recoverables were due from carriers which had an A.M. Best rating of "A-" or better and we had no amounts recoverable from a single entity or group of entities that exceeded 5% of shareholders' equity. As a result of the new underwriting initiative and our enhanced financial position, we expect to retain a significant amount of business written by American Independent and ART Services as well as premiums written by Arch Re (Bermuda) and Arch Re (US). In 2002, reinsurance may be purchased on both a facultative and treaty basis primarily to reduce net liability on individual risks and, if deemed necessary, to reduce our exposure to catastrophic losses.

NET INVESTMENT INCOME

    At December 31, 2001, approximately 94% of our invested assets consisted of fixed maturity and short-term investments, exclusive of securities held in escrow, compared to 53% at December 31, 2000. Net investment income was approximately $12.1 million in 2001, compared to $15.9 million in 2000 and $20.2 million in 1999. Such amounts for 2001, 2000 and 1999 are net of investment expenses of $0.1 million, $0.9 million and $5.5 million, respectively. The investment expense amounts include investment advisory fees of $0.7 million, $0.8 million and $2.0 million, respectively. The 2001 and 2000 net investment expenses are offset by advisory fee income that we received from MMC Capital, Inc. in the amount of $1.25 million.

    The decrease in net investment income in 2001 compared with 2000 reflected primarily the decline in our average invested asset base resulting from the sale of our prior reinsurance operations. The impact was partially offset by investment income earned on the proceeds received from the capital infusion in November 2001 as well as the inclusion of the results of American Independent and ART Services. The decrease in net investment income in 2000 compared with 1999 primarily reflected the decline in our average invested asset base resulting from the sale of our prior reinsurance operations, partially offset by the decrease in investment expenses described above and a higher interest rate environment.

    Our investment yields at amortized cost were as follows for the periods set forth below:

                                                       YEAR ENDED DECEMBER 31,
                                                    ------------------------------
                                                      2001       2000       1999
                                                    --------   --------   --------
Investment yields:
  Pre-tax.........................................    5.2%       4.3%       3.6%
  Net of tax......................................    4.6%       3.1%       2.7%

    Proceeds from the capital infusion were initially invested in short duration, high quality fixed maturities and short-term investments. Yields on future investment income may vary based on investment allocation decisions, economic conditions and other factors. Investment yields in 2000 and 1999 reflect a significant allocation of the total investment portfolio in equity securities, which yield less current income than fixed maturity investments. At December 31, 2000 and 1999, public and private equity securities approximated 40% and 41%, respectively, of total cash and invested assets. Additionally such investment yields exclude the equity in net income or loss of private equity investments accounted for under the equity method of accounting.

RESERVE FOR LOSS OF ESCROWED ASSETS

    In connection with the definitive settlement agreement reached with Folksamerica in February 2002 (as described above under "--General--May 2000 Sale of Our Prior Reinsurance Operations"), for 2001, we recorded an after-tax benefit of $0.4 million to reflect the net effects of this agreement. During 2000, our net loss included an after-tax charge of $9.8 million related to the escrowed assets. See Note 3, "Acquisition of Subsidiaries and Disposition of Prior Reinsurance Operations," of the notes accompanying our consolidated financial statements.

OTHER OPERATING EXPENSES

    Other operating expenses were $27.7 million in 2001, compared to $6.9 million and $14.2 million for the years ended December 31, 2000 and 1999, respectively. The increase in operating expenses is primarily due to the 2001 acquisitions. In addition, during the fourth quarter of 2001, we incurred approximately $4.0 million of costs from the formation of our new reinsurance operations. We expect that we will incur a significant amount of additional costs in 2002 in connection with the expected increase in our insurance and reinsurance operations.

PROVISION FOR NON-CASH COMPENSATION

    During 2001, we made certain grants to new and existing employees under our stock incentive plans and other arrangements, resulting in pre-tax charges of $2.8 million. These grants were made primarily in connection with our new underwriting initiative, which resulted in the increase in non-cash compensation in 2001. As a result of the new initiative, we expect to reflect a significant increase in non-cash compensation in 2002. In 2000 and 1999, we made grants under our stock incentive plans and other arrangements that resulted in pre-tax charges of $1.1 million and $0.6 million, respectively.

NET REALIZED GAINS (LOSSES) ON INVESTMENTS

    Our sources of net realized investment gains (losses) were as follows:

                                                              YEARS ENDED DECEMBER 31,
                                                           ------------------------------
                                                             2001       2000       1999
                                                           --------   --------   --------
                                                                   (IN THOUSANDS)
Fixed maturities.........................................  $(2,116)   $(15,550)  $(1,776)
Publicly traded equity securities........................   22,896      30,088    16,798
Privately held securities................................   (2,398)        177     2,205
                                                           -------    --------   -------
  Subtotal...............................................   18,382      14,715    17,227
Loss on fixed maturities included in gain on sale of
  prior reinsurance operations...........................       --       5,330        --
                                                           -------    --------   -------
    Net realized investment gains........................   18,382      20,045    17,227
Income tax expense.......................................    7,242       7,408     6,029
                                                           -------    --------   -------
    Net realized investment gains, net of tax............  $11,140    $ 12,637   $11,198
                                                           =======    ========   =======

INCOME TAXES

    Under current Bermuda law, we are not obligated to pay any taxes in Bermuda based upon income or capital gains. We have received a written undertaking from the Minister of Finance in Bermuda under the Exempted Undertakings Tax Protection Act 1966 that, in the event that any legislation is enacted in Bermuda imposing any tax computed on profits, income, gain or appreciation on any capital asset, or any tax in the nature of estate duty or inheritance tax, such tax will not be applicable to us or our operations until March 28, 2016. This undertaking does not, however, prevent the imposition of taxes on any person ordinarily resident in Bermuda or any company in respect of its ownership of real property or leasehold interests in Bermuda.

    ACGL and our Bermuda and other non-U.S. subsidiaries will be subject to U.S. federal income tax to the extent that they derive U.S. source income that is subject to U.S. withholding tax or income that is effectively connected with the conduct of a trade or business within the United States and is not exempt from U.S. tax under an applicable income tax treaty with the United States. They will be subject to a withholding tax on dividends from U.S. investments and interest from certain U.S. payors. In addition, Arch Re (Bermuda) will be subject to excise taxes on United States insurance and reinsurance premiums received by it.

    We do not consider ACGL or our Bermuda or other non-U.S. subsidiaries to be engaged in a trade or business within the United States and, consequently, do not expect them to be subject to direct U.S. income taxation. See "Risk Factors--Risks Relating to Taxation" and "Business--Tax Matters." Our U.S. subsidiaries will continue to be subject to U.S. income taxes on their worldwide income.

    Our 2001 income tax expense was $2.1 million, resulting in an effective tax rate of 9%. The effective tax rate was lower than the U.S. federal income tax rate of 35% primarily as a result of a reduction in the valuation allowance on certain deferred tax assets, which was slightly offset by foreign losses not subject to U.S. tax. This reduction resulted primarily from the expected tax effects of the new underwriting initiative at our U.S.-based underwriting operations, which included an increase in our on-shore investment portfolio.

    Our 2000 income tax expense was $8.5 million, compared with an income tax benefit of $20.9 million in 1999. In 2000, income tax expense on our pre-tax net loss included a charge to establish a valuation allowance of $5.7 million that adjusted our deferred income tax asset to its estimated realizable value. Income tax expense for 2000 also included the write-off of certain deferred tax assets in the amount of $3.0 million in connection with our change of legal domicile to Bermuda. In

1999, Arch Re (US)'s underwriting results had significantly deteriorated, resulting in a pre-tax net loss that generated an income tax benefit for the year.

    At December 31, 2001, the net deferred income tax asset was $13.7 million after reflecting a valuation allowance of $9.6 million recorded to reduce the net deferred income tax asset to the amount that management expects to more likely than not be realized. This valuation allowance primarily relates to certain deferred income tax assets of ART Services, which was acquired during 2001, and also reflects the reduction in the valuation allowance recorded at December 31, 2000 due to the expected tax effects of the new underwriting initiative, as discussed above. At December 31, 2000, we had a valuation allowance of $5.7 million that adjusted the net deferred income tax asset to its estimated realizable value of $8.2 million. At December 31, 1999, we did not have a valuation allowance because we believed at that time the entire deferred tax asset was realizable due to our ability to generate future taxable income. See "--Critical Accounting Policies, Estimates and Recent Accounting Pronouncements--Valuation Allowance."

    We have net operating loss carryforwards totaling $43.3 million at December 31, 2001. Such net operating losses are currently available to offset our future taxable income and expire between 2011 and 2021. We also have an alternative minimum tax credit carryforward in the amount of $1.0 million which can be carried forward without expiration.

    On November 20, 2001, we underwent an ownership change for U.S. federal income tax purposes as a result of the capital infusion. As a result of this ownership change, limitations are imposed upon the utilization of our existing net operating losses.

    Upon our change of legal domicile to Bermuda in November 2000, Arch Capital
(US) distributed substantially all of its public equity portfolio to its Bermuda parent, ACGL, at the then current market values and realized gains for tax purposes of $21.0 million. The associated U.S. federal income tax expense of $7.4 million reduced our net operating loss carryforwards by a corresponding amount. However, for financial reporting purposes, since the securities had not been sold to an unrelated third party, the realized gain had been deferred and was reported as unrealized appreciation in our consolidated financial statements. Accordingly, the income tax expense was also deferred and reduced unrealized appreciation in the consolidated financial statements. In 2001, we divested of this public equity portfolio in its entirety and, accordingly, have recognized the U.S. federal income tax expense of $7.4 million in our consolidated financial statements for the year ended December 31, 2001. See
Note 7, "Income Taxes," of the notes accompanying our consolidated financial statements.

MARKET SENSITIVE INSTRUMENTS AND RISK MANAGEMENT

    The following analysis presents hypothetical losses in cash flows, earnings and fair values of market sensitive instruments which are held by us as of December 31, 2001 and are sensitive to changes in interest rates and equity security prices. This risk management discussion and the estimated amounts generated from the following sensitivity analysis represent forward-looking statements of market risk assuming certain adverse market conditions occur. Actual results in the future may differ materially from these projected results due to actual developments in the global financial markets. The methods used by us to assess and mitigate risk should not be considered projections of future events or losses.

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

EQUITY PRICE RISK

    We are exposed to equity price risks on the private equity securities included in our investment portfolio. All of our privately held securities were issued by insurance and reinsurance companies or companies providing services to the insurance and reinsurance industry. We typically do not attempt to reduce or eliminate our market exposure on these securities. Investments included in our private portfolio include securities issued by privately held companies that are generally restricted as to resale or are otherwise illiquid and do not have readily ascertainable market values. Investments in privately held securities issued by privately held companies may include both equity securities and securities convertible into, or exercisable for, equity securities (some of which may have fixed maturities).

    Our privately held equity securities, which at December 31, 2001 were carried at a fair value of $41.6 million, have exposure to price risk. The estimated potential losses in fair value for our privately held equity portfolios resulting from a hypothetical 10% decrease in quoted market prices, dealer quotes or fair value is $4.2 million.

INTEREST RATE RISK

    The aggregate hypothetical loss generated from an immediate adverse shift in the treasury yield curve of 100 basis points would result in a decrease in total return of 1.9%, which would produce a decrease in market value of $8.6 million on our fixed maturity investment portfolio, valued at $468.3 million at December 31, 2001. There would be no material impact on our short-term investments.

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND RECENT ACCOUNTING PRONOUNCEMENTS

    The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities (including reserves), revenues and expenses, and related disclosures of contingent liabilities. On an ongoing basis, we evaluate our estimates, including those related to insurance and other reserves, intangible assets, bad debts, income taxes, pensions, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

PREMIUM REVENUES AND RELATED EXPENSES

    Insurance premiums written are recorded in accordance with the terms of the underlying policies. Reinsurance premiums assumed are recognized as income on a straight line basis over the terms of the related reinsurance contracts. These amounts are based on reports received from ceding companies, supplemented by our own estimates of premiums for which ceding company reports have not been received. Subsequent differences arising on such estimates are recorded in the period they are determined. Unearned premium reserves represent the portion of premiums written that relates to the unexpired terms of contracts in force. Certain of our contracts included provisions that adjusted premiums or acquisition costs based upon the experience under the contracts. Premiums written and earned as well as related acquisition expenses under those contracts are recorded based upon the expected ultimate experience under these contracts.

    Acquisition costs, which vary with and are primarily related to the acquisition of policies, consisting principally of commissions and brokerage expenses incurred at the time a contract is issued, are deferred and amortized over the period in which the related premiums are earned. Deferred acquisition costs are carried at their estimated realizable value based on the related unearned premiums and take into account anticipated losses and loss adjustment expenses, based on historical and current experience and anticipated investment income.

LOSSES AND LOSS ADJUSTMENT EXPENSES

    Insurance reserves are inherently subject to uncertainty. Loss and loss adjustment expense reserves represent estimates involving actuarial and statistical projections at a given point in time of our expectations of the ultimate settlement and administration costs of claims incurred. We utilize actuarial models as well as historical insurance and reinsurance industry loss development patterns to assist in the establishment of appropriate claim reserves. In contrast to casualty claims, which frequently can be determined only through lengthy and unpredictable litigation, non-casualty property claims tend to be reported promptly and usually are settled within a shorter period of time. Nevertheless, for both casualty and property claims, actual losses and loss adjustment expenses paid may deviate, perhaps substantially, from the reserve estimates reflected in our financial statements. For reinsurance assumed, such reserves are based on reports received from ceding companies, supplemented by our estimates of reserves for which ceding company reports have not been received, and our own historical experience.

    If our loss and loss adjustment expense reserves are determined to be inadequate, we will be required to increase the reserves with a corresponding reduction in net income in the period in which the deficiency is determined. It is possible that claims in respect of events that have occurred could exceed our reserves and have a material adverse effect on our results of operations in a particular period or our financial condition in general.

    Even though most insurance contracts have policy limits, the nature of property and casualty insurance and reinsurance is that losses can exceed policy limits for a variety of reasons and could very significantly exceed the premiums received on the underlying policies.

    We will attempt to limit our risk of loss through reinsurance and retrocessional arrangements. The availability and cost of reinsurance and retrocessional protection is subject to market conditions, which are beyond our control.

COLLECTION OF INSURANCE BALANCES

    We maintain allowances for doubtful accounts for probable losses resulting from our inability to collect premiums. In addition, we are subject to credit risk with respect to our reinsurance and retrocessions because the ceding of risk to reinsurers and retrocessionaires does not relieve us of our liability to the companies we reinsure. If the financial condition of our reinsurers or retrocessionaires were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

VALUATION ALLOWANCE

    We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and feasible tax planning strategies in assessing the need for a valuation allowance, in the event we were to determine that we would not be able to realize all or part of our deferred tax assets in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. In addition, if we subsequently assessed that the valuation allowance was no longer needed, then a benefit would be recorded to income in the period such determination was made.

INVESTMENTS

    We currently classify all of our publicly traded fixed maturity, short-term investments and equity securities as "available for sale" and, accordingly, they are carried at estimated fair value. The fair value of publicly traded fixed maturity securities and publicly traded equity securities is estimated using quoted market prices or dealer quotes.

STOCK ISSUED TO EMPLOYEES

    We follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and related interpretations in accounting for our employee stock options because the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Accordingly, under APB No. 25, compensation expense for stock option grants is recognized by us to the extent that the fair value of the underlying stock exceeds the exercise price of the option at the measurement date. In addition, under APB No. 25, we do not recognize compensation expense for stock issued to employees under our stock purchase plan. See Note 10, "Stock and Stock Option Plans," of the notes accompanying our financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires, among other things, the purchase method of accounting to be applied for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. We do not expect the application of SFAS No. 141 to have a material impact on our financial position or results of operations.

    In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which became effective for us on January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of the amortization of goodwill and the introduction of impairment testing in its place. In addition, SFAS
No. 142 includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. At December 31, 2001, we had goodwill of approximately $26.3 million. Pursuant to SFAS No. 142, we will test our goodwill for impairment upon adoption and, if impairment is indicated, record such impairment as a cumulative effect of an accounting change. We have not yet developed an estimate of the impact of the adoption of SFAS No. 142 on our consolidated results of operations. We believe that the adoption of SFAS No. 142 will not have a material impact on our consolidated financial condition.

    In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends portions of Accounting Principles Board Opinion No. 30, "Reporting Results of Operations--Reporting the Effects of Disposal of a Segment of a Business." SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and we adopted it on January 1, 2002. We do not expect the application of SFAS No. 144 to have a material impact on our financial position or results of operations.

INFLATION

    Inflation may have an effect on us because inflationary factors can increase damage awards and potentially result in larger claims. Our underwriting philosophy is to adjust premiums in response to inflation, although this may not always be possible due to competitive pressure. Inflationary factors will be considered in determining the premium level on any multi-year policies at the time contracts are written.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Please refer to the information appearing above under "Management's Discussion and Analysis of Financial Condition and Results of Operations--Market Sensitive Instruments and Risk Management."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See our consolidated financial statements and notes thereto and required financial statement schedules on pages F-1 through F-44 and S-1 through S-7.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following individuals are our directors and executive officers and other members of senior management:

NAME                                          AGE                       POSITION
----                                        --------   ------------------------------------------
Robert Clements...........................     69      Chairman and Director of ACGL

Peter A. Appel............................     40      President, Chief Executive Officer and
                                                       Director of ACGL

Paul B. Ingrey............................     62      Chief Executive Officer of Arch Re
                                                       (Bermuda) and Director of ACGL

Constantine Iordanou......................     52      Chief Executive Officer of Arch Capital
                                                       (US) and Director of ACGL

John D. Vollaro...........................     57      Executive Vice President and Chief
                                                       Financial Officer of ACGL

John L. Bunce, Jr.........................     43      Director of ACGL

Kewsong Lee...............................     36      Director of ACGL

James J. Meenaghan........................     63      Director of ACGL

John M. Pasquesi..........................     42      Executive Vice Chairman and Director of
                                                       ACGL

Robert F. Works...........................     54      Director of ACGL

Dwight R. Evans...........................     49      President of Arch Re (Bermuda)

Debra M. O'Connor.........................     42      Senior Vice President, Controller and
                                                       Treasurer

Louis T. Petrillo.........................     36      Senior Vice President, General Counsel and
                                                       Secretary

    ROBERT CLEMENTS was elected chairman and director of ACGL at the time of our formation in March 1995. From March 1996 to February 2001, he was an advisor to MMC Capital, with whom he served as chairman and chief executive officer from January 1994 to March 1996. Prior thereto, he served as president of Marsh & McLennan Companies, Inc. since 1992, having been vice chairman during 1991. He was chairman of J&H Marsh & McLennan, Incorporated (formerly Marsh & McLennan, Incorporated), a subsidiary of Marsh & McLennan Companies, Inc., from 1988 until March 1992. He joined Marsh & McLennan, Ltd., a Canadian subsidiary of Marsh & McLennan Companies, Inc., in 1959. Mr. Clements was a director of XL Capital from 1986 to 2002 and was formerly a director of Annuity and Life Re
(Holdings), Ltd. and Stockton Reinsurance Limited and ACE Ltd. He is chairman emeritus of the board of overseers of the School of Risk Management, Insurance and Actuarial Science of St. John's University and a member of Rand Corp. President's Council.

    PETER A. APPEL has been president and chief executive officer of ACGL since May 5, 2000 and a director of ACGL since November 1999. He was executive vice president and chief operating officer of ACGL from November 1999 to May 5, 2000, and general counsel and secretary of ACGL from November 1995 to May 5, 2000.
Mr. Appel previously served as a managing director of ACGL from November 1995 to November 1999. From September 1987 to November 1995, Mr. Appel practiced law with the New York firm of Willkie Farr & Gallagher, where he was a partner from January 1995. Mr. Appel is currently a member of the board of overseers and a member of the executive committee of the School of Risk Management, Insurance and Actuarial Science of St. John's University.

    PAUL B. INGREY has served as a director of ACGL and as chief executive officer of Arch Re (Bermuda) since October 2001. He was the founder of F&G
Re Inc., a reinsurance subsidiary of USF&G Corporation, and served as its chairman and chief executive officer from 1983 to 1996. Prior to that, he was senior vice president of Prudential Reinsurance, an underwriter of property and casualty reinsurance. He has also served as a director of USF&G Corporation (until its sale to The St. Paul Companies, Inc. in 1978) and E.W. Blanch Holdings, Inc., the holding company for E.W. Blanch Co., which provides risk management and distribution services through several subsidiaries (until its sale to Benfield Greig, the London-based international reinsurance broker, in April 2001) and is currently on the board of Fairfax Financial Holdings Limited, an insurance and reinsurance company with a focus on property and casualty insurance.

    CONSTANTINE IORDANOU has served as a director of ACGL and as chief executive officer of Arch Capital (U.S.) Inc. since January 1, 2002. From March 1992 through December 2001, Mr. Iordanou served in various capacities for Zurich Financial Services and its affiliates, including as senior executive vice president of group operations and business development of Zurich Financial Services, president of Zurich-American Specialties Division, chief operating officer and chief executive officer of Zurich-American and chief executive officer of Zurich North America. Prior to joining Zurich, he served as president of the commercial casualty division of the Berkshire Hathaway Group and served as senior vice president with the American Home Insurance Company, a member of the American International Group.

    JOHN D. VOLLARO has been executive vice president and chief financial officer since January 2002. Prior to joining us, Mr. Vollaro acted as an independent consultant in the insurance industry since March 2000. Prior to March 2000, Mr. Vollaro was president and chief operating officer of W.R. Berkley Corporation from January 1996 and a director from September 1995 until March 2000. Mr. Vollaro was chief executive officer of Signet Star
Holdings, Inc., a joint venture between W.R. Berkley Corporation and General Re Corporation, from July 1993 to December 1995. Mr. Vollaro served as executive vice president of W.R. Berkley Corporation from 1991 until 1993, chief financial officer and treasurer of W.R. Berkley Corporation from 1983 to 1993 and senior vice president of W.R. Berkley Corporation from 1983 to 1991.

    JOHN L. (JACK) BUNCE, JR.  has served as director of ACGL since
November 2001. Mr. Bunce has served as a managing director at Hellman & Friedman since 1988. Before joining Hellman & Friedman, Mr. Bunce was vice president of TA Associates. Previously, he was employed in the Mergers & Acquisitions and Corporate Finance Departments of Lehman Brothers Kuhn Loeb. He is currently also a director of Digitas, Inc., National Information Consortium, Inc., and Western Wireless Corporation. He has also served as a director of Duhamel Falcon Cable Mexico, Eller Media Company, Falcon Cable TV, National Radio Partners, VoiceStream Wireless Corporation, and Young & Rubicam, Inc. Mr. Bunce also was an advisor to American Capital Corporation and Post Oak Bank.

    KEWSONG LEE has served as a director of ACGL since October 2001. Mr. Lee has served as a member and managing director of Warburg Pincus LLC and a general partner of Warburg Pincus & Co. since January 1, 1997. He has been employed at Warburg Pincus since 1992. Prior to joining Warburg Pincus LLC, Mr. Lee was a consultant at McKinsey & Company, Inc., a management consulting company, from 1990 to 1992. His present service as a director includes membership on the boards of Knoll, Inc., Eagle Family Foods, Inc. and several privately held companies.

    JAMES J. MEENAGHAN has been a director of the Company since October 2001. From October 1986 to 1993, Mr. Meenaghan was chairman, president and chief executive officer of Home Insurance Companies. He also served as President and Chief Executive Officer of John F. Sullivan Co. from 1983 to 1986. Prior thereto, Mr. Meenaghan held various positions over 20 years with the Fireman's Fund Insurance Company, including President and Chief Operating Officer and Vice Chairman of its parent company, American Express Insurance Services Inc.

    JOHN M. PASQUESI has been our vice chairman and a director since
November 2001. Mr. Pasquesi has been the managing member of Otter Capital LLC, a private equity investment firm founded by him in January 2001. Prior to January 2001, Mr. Pasquesi was a managing director of Hellman & Friedman LLC since 1988.

    ROBERT F. WORKS has been a Director of the Company since June 1999.
Mr. Works was a Managing Director of Jones Lang LaSalle (previously LaSalle Partners) until he retired on December 31, 2001. He joined Jones Lang LaSalle in 1981, where he has served in various capacities, including manager of both the Property Management and Investment Management teams of the Eastern Region of the United States. Mr. Works was also manager for the Times Square Development Advisory and Chelsea Piers Lease Advisory on behalf of New York State and the President of GCT Ventures and the Revitalization of Grand Central Terminal for the Metropolitan Transportation Authority until he retired on December 31, 2001.

    DWIGHT R. EVANS has served as president of Arch Re (Bermuda) since October 2001. From 1998 until October 2001, Mr. Evans was executive vice president of St. Paul Re. From 1983 until 1998, Mr. Evans was employed as executive vice president for F&G Re Inc. Prior to that, Mr. Evans served as assistant vice president at Skandia Reinsurance Company and as a reinsurance underwriter at Prudential Reinsurance Company (now Everest Re Company).

    DEBRA M. O'CONNOR has been senior vice president, controller and treasurer of ACGL since June 9, 2000. From 1995 to June 9, 2000, Ms. O'Connor was senior vice president and controller of Arch Re (US). From 1986 until 1995, Ms. O'Connor served at NAC Re Corp. in various capacities, including vice president and controller. Prior to that, Ms. O'Connor was employed by General Re Corp. and the accounting firm of Coopers & Lybrand. Ms. O'Connor is a certified public accountant.

    LOUIS T. PETRILLO has been senior vice president, general counsel and secretary of ACGL since May 5, 2000. From 1996 until May 5, 2000, Mr. Petrillo was vice president and associate general counsel of ACGL's reinsurance subsidiary. Prior to that time, Mr. Petrillo practiced law at the New York firm of Willkie Farr & Gallagher.

BOARD OF DIRECTORS COMPOSITION

    Pursuant to our shareholders agreement, we have agreed to restrictions on the composition of our board of directors. Pursuant to this agreement, the Warburg Pincus funds and the Hellman & Friedman funds are entitled to nominate a prescribed number of directors based on the respective retained percentages of their preference shares purchased in November 2001. Currently, our board consists of nine members, including one director nominated by the Warburg Pincus funds and one director nominated by the Hellman & Friedman funds. Once we have received the remaining regulatory approvals required in connection with the capital infusion, the size of our board may be increased to up to 17 members. As long as the Warburg Pincus funds retain at least 75% of their original investment and Hellman & Friedman funds retain at least 60% of their original investment, these shareholders together will be entitled to nominate a majority of directors to our board.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10% of our common shares, to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of our common shares. Such persons are also required by SEC regulation to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and representations that no other reports were required, we believe that all persons subject to the reporting requirements of
Section 16(a) filed the required reports on a timely basis during the year ended December 31, 2001.

ITEM 11. EXECUTIVE COMPENSATION

    The following table sets forth information regarding compensation paid to our executive officers for services rendered during fiscal years 2001, 2000 and 1999.

SUMMARY COMPENSATION TABLE

                                                                                      LONG TERM COMPENSATION
                                                                                ----------------------------------
                                                                                                            PAY-
                                                                                       AWARD(S)             OUTS
                                                  ANNUAL COMPENSATION           -----------------------   --------
                                          -----------------------------------   RESTRICTED
                                                                 OTHER ANNUAL     SHARE      SECURITIES     LTIP      ALL OTHER
NAME AND PRINCIPAL                                               COMPENSATION     AWARDS     UNDERLYING   PAYOUTS    COMPENSATION
POSITION                         YEAR     SALARY($)   BONUS($)       ($)          ($)(1)     OPTIONS(#)     ($)         ($)(2)
------------------             --------   ---------   --------   ------------   ----------   ----------   --------   ------------
Peter A. Appel...............    2001      375,000         --            --       750,000      422,407                  50,841
  President, Chief Executive     2000      375,000    500,000            --       756,250      100,000         --       49,711(5)
  Officer and a Director of      1999      375,000    250,000            --            --           --         --       51,339
  ACGL

Paul B. Ingrey...............    2001      143,200         --            --     7,366,778      422,407         --           --
  Chairman and Chief
  Executive Officer of Arch
  Reinsurance Ltd. and a
  Director of ACGL(3)

Dwight R. Evans..............    2001       95,500         --            --       872,000      100,000         --           --
  President of Arch
  Reinsurance Ltd.(3)

Debra M. O'Connor............    2001      188,300    175,000            --            --       20,000         --       21,170
  Senior Vice President,         2000      170,000    118,000            --            --       10,000         --       19,800(5)
  Controller and Treasurer(4)

Louis T. Petrillo............    2001      206,200    400,000            --        75,000       50,000         --       21,116
  Senior Vice President,         2000      174,000    120,000            --            --       10,000         --       19,932(5)
  General Counsel and
  Secretary(4)

--------------------------

(1) The value of each restricted share award is based upon the closing price of the common shares as reported on the Nasdaq National Market as of the grant date of such award. As of December 31, 2001, 422,407 unvested restricted shares, with a value of $10,876,980, were held by Mr. Ingrey. Subject to the applicable award agreement, such restricted shares will vest on October 23, 2004. An aggregate of 145,000 restricted shares vested to the named executive officers from 1996 through 2001. During the vesting period, cash dividends (if any) would be paid on outstanding shares of restricted stock. Stock dividends issued with respect to such shares (if any) would be subject to the same restrictions and other terms and conditions that apply to restricted shares with respect to which such dividends are issued.

(2) Includes: (1) matching contributions under an employee 401(k) plan in the amounts of (A) $7,650, $6,310 and $7,200 to Mr. Appel for 2001, 2000 and
    1999, respectively; (B) $7,650 and $6,070 to Ms. O'Connor for 2001 and 2000, respectively; and (C) $7,650 and $6,310 to Mr. Petrillo for 2001 and 2000, respectively; (2) pension contributions under a money purchase pension plan in the amounts of (A) $12,980, $13,190 and $12,370 to Mr. Appel for 2001, 2000 and 1999, respectively; and (B) $12,980 and $13,190 to each of Ms. O'Connor and Mr. Petrillo, respectively, for 2001 and 2000;
    (3) contributions to Mr. Appel under an executive supplemental non-qualified savings and retirement plan in the amounts $29,725, $29,725 and $31,175 for 2001, 2000 and 1999, respectively; and (4) term life insurance premiums in the amounts of (A) $486, $486 and $594 to Mr. Appel for 2001, 2000 and 1999, respectively; (B) $540 to Ms. O'Connor for 2001 and 2000; and (C) $486 and $432 to Mr. Petrillo for 2001 and 2000, respectively.

(3) Mr. Evans was appointed president of Arch Re (Bermuda), and Mr. Ingrey was appointed to the board of directors of AGCL and as chief executive officer of Arch Re (Bermuda) on October 23, 2001. See "--Employment Arrangements" for a description of their respective employment arrangements.

(4) On June 9, 2000, Ms. O'Connor, formerly senior vice president and controller of the company's reinsurance subsidiary, became our senior vice president, controller and treasurer. On May 5, 2000, Mr. Petrillo, formerly vice president and associate general counsel of the company's reinsurance subsidiary, became our senior vice president, general counsel and secretary.

(5) See "--Change in Control Arrangements" for a description of certain payments made upon the closing of the sale of our prior reinsurance operations on May 2000.

    The following table provides information regarding grants of stock options made during fiscal year 2001 to each of the named executive officers.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                INDIVIDUAL GRANTS
                                     ---------------------------------------
                                     NUMBER OF     % OF TOTAL                               POTENTIAL REALIZABLE VALUE AT
                                     SECURITIES     OPTIONS                                    ASSUMED ANNUAL RATES OF
                                     UNDERLYING    GRANTED TO                                STOCK PRICE APPRECIATION FOR
                                      OPTIONS     EMPLOYEES IN   EXERCISE OR                        OPTION TERM(3)
                                      GRANTED        FISCAL      BASE PRICE    EXPIRATION   ------------------------------
NAME                                   (#)(1)       YEAR(2)        ($/SH)         DATE           5%              10%
----                                 ----------   ------------   -----------   ----------   -------------   --------------
Peter A. Appel.....................   422,407         22.1%        $20.00       10/23/11     $5,312,990      $13,464,159
Paul B. Ingrey.....................   422,407         22.1%         20.00       10/23/11      5,312,990       13,464,159
Dwight R. Evans....................   100,000          5.2%         20.00       10/23/11      1,257,789        3,187,485
Debra M. O'Connor..................    10,000          0.5%      20.00 15.00    10/23/11        125,779          318,748
                                       10,000          0.5%                     01/30/11         82,699          203,692
Louis T. Petrillo..................    40,000          2.1%         20.00       10/23/11        503,116        1,274,994
                                       10,000          0.5%         15.00       01/30/11         82,699          203,692

------------------------

(1) The terms for the options, including vesting schedules, are described below under the caption "Incentive Compensation for Management and Directors."

(2) Pursuant to applicable SEC rules, percentages listed are based on options to purchase a total of 1,915,690 common shares granted to employees during fiscal year 2001.

(3) Potential realizable value is calculated based on an assumption that the fair market value of our common shares appreciates at the annual rates shown (5% and 10%), compounded annually, from the date of grant until the end of the option term. The 5% and 10% assumed rates are mandated by the SEC for purposes of calculating realizable value and do not represent our estimates or projections of future share prices.

    The following table provides information regarding the number and value of options held by each of our named executive officers as of December 31, 2001. No options were exercised by any executive officer during 2001.

AGGREGATED 2001 FISCAL YEAR-END OPTION VALUES

                                                     NUMBER OF SECURITIES
                                                    UNDERLYING UNEXERCISED      VALUE OF UNEXERCISED IN-THE-
                                                          OPTIONS AT                  MONEY OPTIONS AT
                                                       DECEMBER 31, 2001            DECEMBER 31, 2001(1)
                                                  ---------------------------   -----------------------------
NAME                                              EXERCISABLE   UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
----                                              -----------   -------------   -------------   -------------
Peter A. Appel..................................    315,800        372,407       $2,103,556      $2,141,340

Paul B. Ingrey..................................    140,802        281,605          809,613       1,619,229

Dwight R. Evans.................................     33,333         66,667          191,665         383,335

Debra M. O'Connor...............................     57,332          6,668          354,203          38,341

Louis T. Petrillo...............................     61,126         26,674          396,170         153,376

------------------------

(1) For purposes of the above table, options are "in-the-money" if the market price of the common shares on December 31, 2001 (I.E., $25.75) exceeded the exercise price of such options. The value of such options is calculated by determining the difference between the aggregate market price of the common shares subject to the options on December 31, 2001 and the aggregate exercise price of such options.

EMPLOYMENT ARRANGEMENTS

    In connection with the capital infusion, Arch Re (Bermuda) appointed a new management team, consisting of Paul B. Ingrey and Dwight R. Evans. In addition, we appointed John M. Pasquesi as our executive vice chairman. We also appointed Constantine Iordanou as chief executive officer of Arch Capital

Group (U.S.) Inc. We further appointed John D. Vollaro as our executive vice president and chief financial officer. Set forth below is a summary of the material terms of the employment, restricted share and option agreements with each of Messrs. Ingrey, Evans, Pasquesi, Iordanou and Vollaro. You should read these summaries in conjunction with our new 2001 Long-Term Incentive Plan for New Employees (the "Incentive Plan") and the employment, restricted share and option agreements, which are filed as exhibits hereto and incorporated herein by reference.

PAUL B. INGREY AND DWIGHT R. EVANS

    Mr. Ingrey has been appointed to our board of directors and as chief executive officer of Arch Re (Bermuda). His employment agreement provides for an annual base salary of $750,000.

    Mr. Evans has been appointed president of Arch Re (Bermuda). His employment agreement provides for an annual base salary of $500,000.

    The annual base salary is subject to review annually for increase at the discretion of the board. The target rate for the annual cash bonus is 100% of the annual base salary. Messrs. Ingrey and Evans are eligible to receive annual cash bonuses and stock-based awards at the discretion of our board and to participate in our employee benefit programs. The initial term of each employment agreement ends on October 23, 2004, but we or the executive may terminate his employment at any time. The agreement will be automatically extended for additional one-year periods, unless we or the executive gives notice at least 60 days prior to the expiration of the original term or any extended term. The agreement provides that if the employment of Mr. Ingrey or Mr. Evans is terminated without cause or for good reason before October 23, 2004, he will be entitled to receive an amount equal to his annual base salary.

    Each of Messrs. Ingrey and Evans agreed that, during the employment period and for the period of two years after termination of employment, he will not compete with the businesses of the company or any of its subsidiaries as such businesses exist or are in process or being planned as of the date of termination. The noncompetition period will be one year following termination if we terminate his employment without cause, he terminates for good reason or he gives notice of his intent not to extend his employment term in accordance with the employment agreement. In such case, we may extend the noncompetition period to up to an additional six months following this one-year period if we pay his base salary for the additional six-month period. Each of Messrs. Ingrey and Evans also agreed that he will not, for a period of two years following termination, induce or attempt to induce any of our employees to leave his or her position with the company or induce any customer to cease doing business with us.

    On October 23, 2001, as inducements essential to their entering into employment agreements, we granted Messrs. Ingrey and Evans restricted shares and options under the Incentive Plan as set forth in the table below.

NAME                                                   OPTIONS    RESTRICTED SHARES
----                                                   --------   -----------------
Paul B. Ingrey.......................................  422,407    422,407

Dwight R. Evans......................................  100,000    50,000

    The options are exercisable at $20.00 per share and expire on October 23, 2011. For each of Messrs. Ingrey and Evans, one-third of his options vested and became exercisable at the closing of the investments, one-third will become exercisable on October 23, 2002 and the remaining one-third will become exercisable on October 23, 2003. If we terminate Mr. Evans without cause, the terminated employee's options will remain exercisable (to the extent then exercisable) for 90 days following termination of employment (but not beyond the term of the option). In the event that Mr. Evans ceases to be an employee due to death or permanent disability, all such employee's options will vest in full and remain exercisable for the remainder of the term of the option.

    In the event that Mr. Ingrey's employment terminates due to his death or permanent disability, all of his options shall immediately vest and become exercisable. In the event that Mr. Ingrey is terminated for cause, all of his options will cease to be exercisable and will be immediately forfeited. In the event that we terminate his employment other than for cause or he resigns for good reason, Mr. Ingrey's options will vest according to the schedule in the preceding paragraph and have a remaining term of three years following termination. In the event of termination for any other reason, all vested options held by Mr. Ingrey will remain exercisable for a period of 90 days from termination. To the extent that any of Mr. Ingrey's options have not vested at the time of his termination, the options will be forfeited.

    The restricted shares will vest on October 23, 2004 for Messrs. Ingrey and Evans. If Mr. Evans is terminated due to his death or permanent disability, the restricted shares granted to him will vest based upon the following schedule:

                                                            VESTED AMOUNT UPON
                   DATE OF TERMINATION                         TERMINATION
----------------------------------------------------------  ------------------
Prior to first anniversary of grant date..................  1/3 of shares

Prior to second anniversary of grant date, but after first
  anniversary of grant date...............................  2/3 of shares

After second anniversary of grant date....................  All shares

    Any unvested shares held by Mr. Evans will be forfeited if he otherwise terminates his service with us. Further, in the event that Mr. Evans is terminated within two years after a change of control without cause or due to permanent disability or he terminates his employment for good reason, all of his restricted shares will vest immediately upon such termination.

    In the event that Mr. Ingrey's employment terminates due to his death or permanent disability or his employment is terminated by us without cause or he resigns for good reason, all of his restricted shares will immediately vest. In the event that Mr. Ingrey's employment is terminated by us without cause or he resigns for good reason, his restricted shares will become fully transferable pursuant to the normal vesting schedule (except that, following such termination, he may sell an amount of shares to fund any income and employment taxes relating to the award). In the event of termination for any other reason, all restricted shares held by Mr. Ingrey will be forfeited.

JOHN M. PASQUESI

    Mr. Pasquesi has been appointed our executive vice chairman. Mr. Pasquesi's employment agreement provides for an annual base salary of $30,000. The term of the employment agreement ends on October 24, 2003, but we or Mr. Pasquesi may terminate his employment at any time. The agreement provides that if Mr. Pasquesi's employment is terminated without cause or for good reason before October 24, 2003, he will be entitled to receive an amount equal to six months of his monthly base salary, reduced by amounts he receives from other employment or self employment during such period. As one of our executive officers, he is not entitled to any additional compensation for his service as a director.
Mr. Pasquesi agreed that he will not, for a period of two years following termination of employment, induce or attempt to induce any of our employees to leave his or her position with us.

    On October 23, 2001, as an inducement essential to his entering into the employment agreement, we granted Mr. Pasquesi options under our Incentive Plan to purchase 375,473 common shares at an exercise price of $20.00 per share. These options will vest on October 23, 2003 and expire on October 23, 2011. If Mr. Pasquesi's employment is terminated without cause or for good reason or due to his death or permanent disability, these options will vest and be exercisable for the remainder of the option period. If he terminates his employment without good reason or his employment is terminated by us with cause his unvested options will be forfeited, and his vested options, to the extent then exercisable, may be exercised for the remainder of the option period.

    In addition, on October 23, 2001, in consideration for his providing structuring and advisory services to us in connection with the investment, we granted Mr. Pasquesi options to purchase 750,946 common shares at an exercise price of $20.00 per share. These options vested upon grant and expire on October 23, 2011.

This grant of options to purchase 750,946 common shares will be rescinded if it is not approved by our shareholders prior to October 23, 2002. We will seek shareholder approval of this grant at our next annual general meeting, and the investors have committed to vote in favor of approval of these grants.

CONSTANTINE IORDANOU

    In January 2002, Mr. Iordanou was appointed to our board of directors and as chief executive officer of Arch Capital Group (U.S.) Inc. As chief executive officer of Arch Capital Group (U.S.) Inc., Mr. Iordanou will be responsible for the general management and oversight of the U.S. insurance operations of Arch Capital Group (U.S.) Inc. and its affiliates.

    His employment agreement provides for an annual base salary of $1,000,000. His base salary is subject to review annually for increase at the discretion of the board. Mr. Iordanou is eligible to participate in an annual bonus plan on terms established from time to time and to participate in our employee benefit programs. The target rate for the annual cash bonus is 100% of his annual base salary.

    The initial term of Mr. Iordanou's employment agreement ends on January 1, 2007, but we or Mr. Iordanou may terminate his employment at any time. The agreement provides that it will be automatically extended for successive one-year periods after the initial five-year term unless either we or Mr. Iordanou gives at least 12 months notice of the intention not to renew.

    The agreement provides that if Mr. Iordanou's employment is terminated by his death, he will receive a prorated portion of his bonus that would have been paid for the year of his death and an amount equal to two times the sum of his base salary and target annual bonus payable in a lump sum. His agreement also provides that if his employment is terminated by permanent disability, he will receive a prorated portion of his bonus that would have been paid for the year in which he becomes disabled, as determined by the board, and an amount equal to 40% of his base salary payable in monthly installments during the period of his disability extending through the time period provided for the company's disability plan. The agreement further provides that if we terminate
Mr. Iordanou's employment without cause or he resigns for good reason, he will receive a prorated portion of his bonus that would have been paid for the year of his termination and an amount equal to two times the sum of his base salary and target annual bonus payable over an 18-month period in equal monthly installments. Mr. Iordanou's major medical insurance coverage benefits pursuant to his employment agreement shall continue for 18 months after the date of termination in the event that (1) his employment ends due to death or permanent disability, (2) he is terminated other than for cause or (3) he resigns for good reason (or until such time as he has major medical insurance coverage under the plan of another employer). The agreement also provides that if Mr. Iordanou's employment is terminated by the company for cause or he resigns other than for good reason, he will receive his base salary through the date of termination.

    Mr. Iordanou has agreed that, during the employment period and for the period of 18 months after termination of employment, he will not compete with the businesses of the company or any of its subsidiaries as such businesses exist or are in process or being planned as of the date of termination. If we terminate Mr. Iordanou's employment without cause or he terminates for good reason, the term of his non-competition period will extend only as long as he is receiving benefits under the company's major medical insurance coverage. Further, Mr. Iordanou has agreed to extend the non-competition period for a period of 18 months in the event of termination due to the expiration of the five-year term of his agreement if he is paid an amount equal to two times his base salary and annual target bonus (payable in equal monthly installments over that period) and he remains covered by the company's major medical insurance plan. Mr. Iordanou also agreed that he will not, for an 18-month period following his date of termination, induce or attempt to induce any of our employees to leave his or her position with the company or induce any customer to cease doing business with us.

    As inducements essential to his entering into his employment agreement, as of January 1, 2002, we granted Mr. Iordanou, under the Incentive Plan, 106,383 restricted shares as a signing bonus, 325,000 additional restricted shares and options to purchase 425,000 common shares at an exercise price equal to $23.50 per share.

    Mr. Iordanou's options expire on January 1, 2012. One-third of his options vested and became exercisable on the date of grant; one-third will become exercisable on January 1, 2003; and the remaining one-third will become exercisable on January 1, 2004. In the event that his employment terminates due to his death or permanent disability, all of Mr. Iordanou's options shall immediately vest and become exercisable. In the event that Mr. Iordanou is terminated for cause, all of his options will cease to be exercisable and will be immediately forfeited. In the event that we terminate his employment other than for cause or he resigns for good reason, Mr. Iordanou's options will vest according to the schedule described above and have a remaining term of three years following termination. In the event of termination for any other reason, all vested options held by Mr. Iordanou will remain exercisable for a period of 90 days from termination. To the extent that any of Mr. Iordanou's options have not vested at the time of his termination, the options will be forfeited.

    The restricted shares Mr. Iordanou received as a signing bonus will vest on December 31, 2002, and the remainder of his restricted shares will vest on December 31, 2006. In the event that his employment terminates due to his death or permanent disability or his employment is terminated by the company without cause or he resigns for good reason, all of his restricted shares will immediately vest. In the case of termination by the company without cause or resignation for good reason, however, the newly vested shares may not be transferred (1) in the case of restricted shares granted as a signing bonus, until December 31, 2002 and (2) in the case of all other restricted shares, until December 31, 2006 (except that, following such termination, he may sell an amount of shares to fund any income and employment taxes relating to the award). In the event of termination for any other reason, all restricted shares held by Mr. Iordanou will be forfeited.

JOHN D. VOLLARO

    Mr. Vollaro has been appointed as our executive vice president and chief financial officer. Mr. Vollaro's employment agreement provides for an annual base salary of $400,000. Mr.Vollaro is eligible to participate in an annual bonus plan on terms established from time to time by our board and to participate in our employee benefit programs. The target rate for the annual bonus is 100% of his annual base salary.

    The term of his employment agreement ends on January 18, 2005, but we or Mr. Vollaro may terminate his employment at any time. The agreement provides that it will be automatically extended for successive one-year periods after the initial three-year term unless either we or Mr. Vollaro gives at least 60 days notice of the intention not to renew.

    The agreement provides that if Mr. Vollaro's employment is terminated without cause or for good reason before January 18, 2005, he will be entitled to receive an amount equal to the greater of (1) 18 months of his base salary and
(2) the total remaining base salary which would have been paid for the remainder of his employment term (payable in equal monthly installments commencing on the first month anniversary of the date of termination). The agreement also provides that if Mr. Vollaro's employment is terminated for cause, as a result of his resignation or leaving employment other than for good reason, as a result of death or permanent disability, or by written notice of the intention not to renew the agreement by us or Mr. Vollaro, he will be entitled to receive solely his base salary through the date of termination. The agreement further provides that if Mr. Vollaro's employment is terminated by reason of death or permanent disability, he will also be entitled to receive his annual bonus prorated through the date of termination, provided that such bonus will not be less than the average annual bonus received for the preceding three years; and, if he has not received bonuses for three years, he will receive a prorated portion of the average of the bonuses received, if any, but not less than a prorated portion of 90% of his base salary.

    Mr. Vollaro has agreed that, during the employment period and for a period of two years after termination of employment for cause or as a result of his resignation or leaving employment other than for good reason, he will not compete with the businesses of ACGL or any of its subsidiaries as such businesses exist or are in process or being planned as of the date of termination. If we terminate Mr. Vollaro's employment without cause or he terminates for good reason, the term of his non-competition period will extend only as long as he is receiving his severance payments and benefits under our major medical insurance coverage. Further, Mr. Vollaro has agreed to a non-competition period of two years if his termination results from notice of the intent not to renew the agreement by us or Mr. Vollaro, and we agree in writing to pay him the sum of base salary and target annual bonus for such period, payable in monthly installments over such period. Mr. Vollaro also agreed that he will not, for a period of two years following his date of termination, induce or attempt to induce any of our employees to leave his or her position with us or induce any customer to cease doing business with us.

    As inducements essential to his entering into his employment agreement, on January 18, 2002 we granted Mr. Vollaro, under our Incentive Plan, 50,000 restricted shares and options to purchase 85,000 common shares at an exercise price of $25.30 per share.

    Mr. Vollaro's options expire on January 18, 2012. One-third of his options vested and became exercisable on the date of grant; one-third will become exercisable on January 18, 2003; and the remaining one-third will become exercisable on January 18, 2004. In the event that his employment terminates due to his death or permanent disability, all of Mr. Vollaro's options shall immediately vest and become exercisable. In the event that Mr. Vollaro is terminated for cause, all of his options will cease to be exercisable and will be immediately forfeited. In the event of termination for any other reason, all vested options held by Mr. Vollaro will remain exercisable for a period of 90 days from termination. To the extent that any of Mr. Vollaro's options have not vested at the time of his termination, the options will be forfeited.

    Mr. Vollaro's restricted shares will vest on January 18, 2007. In the event that his employment terminates due to his death or permanent disability or his employment is terminated by the company without cause or he resigns for good reason, or if his employment terminates due to written notice by us of the intent not to extend his employment contract, a pro rata number of restricted shares subject to the award will vest in full on the date of termination, determined by multiplying the total number of restricted shares subject to the award by a fraction, the numerator of which is the number of months or part of a month elapsed since January 18, 2002 and the denominator of which is 60. In the case of termination by us without cause or resignation by Mr. Vollaro for good reason, however, the newly vested shares may not be transferred until January 18, 2007 (except that, following such termination, he may sell an amount of shares to fund any income and employment taxes relating to the award). In the event of termination for any other reason, all restricted shares held by Mr. Vollaro will be forfeited. In the event that, within two years following a change of control of ACGL, Mr. Vollaro's employment terminates due to his death or permanent disability or his employment is terminated by us without cause or he resigns for good reason, all of his restricted shares will immediately vest.

INCENTIVE COMPENSATION FOR MANAGEMENT AND DIRECTORS

    Also in connection with the investments, certain directors and members of management were granted stock-based awards under our existing incentive compensation plans or otherwise, as described below. You should read these summaries in conjunction with the restricted share and option agreements, which are filed as exhibits hereto and incorporated by reference.

ROBERT CLEMENTS

    Mr. Clements, our chairman, was granted a total of 1,689,629 restricted shares. Of this total, 1,668,157 restricted shares were granted on October 23, 2001 and 21,472 restricted shares were granted on November 19, 2001. The restricted shares will vest in five equal annual installments commencing on

October 23, 2002. However, if Mr. Clements' service as chairman is terminated by us or is not continued by us for any reason, or his service terminates due to his death or permanent disability, the restricted shares will vest in full upon such termination of service. Any unvested shares will be forfeited if Mr. Clements otherwise terminates his service with us. In addition, Mr. Clements has agreed that, in the event his service is terminated by us prior to the fifth anniversary of the date of grant, he will not compete with us during the period ending on the later of such fifth anniversary or one year following such termination of service. These grants to Mr. Clements will be rescinded if they are not approved by our shareholders prior to October 23, 2002. We will seek shareholder approval of these grants to Mr. Clements at our next annual general meeting, and the investors have committed to vote in favor of approval of these grants.

    In connection with these transactions, we entered into a retention agreement with Mr. Clements, which replaced our existing retention and change in control agreement with Mr. Clements. Under the retention agreement, he will continue to receive compensation at an annual rate equal to one-half of the salary of ACGL's chief executive officer, payable in restricted shares that vest on January 1 of the following year. For 2001, under this formula, he received 7,282 restricted shares ($187,500 divided by $25.75, the closing market price of our common shares on January 1, 2001), which will vest on January 1, 2002. Mr. Clements will continue to be eligible to receive a cash bonus at the discretion of the compensation committee. If Mr. Clements's service as chairman of our board is terminated for any reason, he will be entitled to receive an amount equal to a prorated portion of his compensation for that year. In addition, a subsidiary of ACGL has agreed to make a loan of $13,530,000 to Mr. Clements, which will be used to pay income and self employment taxes, payable in April 2002, on the restricted shares granted to him on October 23, 2001. The loan will bear interest at the applicable federal rate and mature on the fifth anniversary of borrowing. If we terminate Mr. Clements' service as chairman of the board for cause, the loan will become immediately payable. Mr. Clements will receive additional compensation in cash in an amount sufficient to defray the interest cost. In addition, we have agreed to make gross-up payments to him in the event of certain tax liabilities. Mr. Clements agreed that, for a period of one year after termination of service, he will not induce or attempt to induce any of our employees to leave his or her position with the company. In connection with these arrangements, Mr. Clements waived his right to receive any non-employee director compensation. Mr. Clements' previous retention and change in control agreement provided that upon involuntary termination (other than for cause) or constructive termination within 24 months following a change in control, Mr. Clements would be entitled to a payment equal to 2.99 times the sum of his annual compensation plus his bonus for the previous year. This provision is no longer in effect.

    PETER APPEL. Mr. Appel, our chief executive officer, was granted options to purchase a total of 422,407 common shares at an exercise price of $20.00 per share. Of these options, 50,000 vested and became exercisable upon grant; 172,407 will become vested and exercisable on the Vesting Date, and 200,000 will become vested on the Vesting Date and become exercisable on the later of
(x) the Vesting Date and (y) the earliest of (i) our common shares trading at or above $30.00 per share for 20 out of 30 consecutive trading days, (ii) the occurrence of a change of control and (iii) the date on which no class B warrants are outstanding. "Vesting Date" means the earlier of (1) the date we have consummated the sale or other disposition or settlement of at least 50% of certain of our non-core assets and (2) October 23, 2002. If we terminate
Mr. Appel's service as chief executive officer for any reason, his service terminates due to his death or permanent disability, or he terminates his service for good reason, any unvested options granted to Mr. Appel will vest in full upon such termination of service and continue to be exercisable for the remainder of the option period. In the event that Mr. Appel terminates his service without good reason, any vested options will continue to be, or become, exercisable for the remainder of the option period, but any unvested options will be forfeited. In addition, Mr. Appel has agreed that during the term of his employment and, in the event his service with us is terminated for any reason, for a period ending two years after his termination, (1) he will not compete with any of our or our subsidiaries' insurance or reinsurance businesses as they exist on the date of his termination and (2) he will not induce or attempt to induce any of our employees to leave his or her position with the company.

    DEBRA O'CONNOR AND LOUIS PETRILLO. Mr. Petrillo was granted options to purchase 40,000 common shares and Ms. O'Connor was granted options to purchase 10,000 common shares. These options are exercisable at an exercise price of $20.00 per share. One-third of these options became exercisable at the closing, one-third will become exercisable on October 23, 2002 and the remaining one-third will become exercisable on October 23, 2003. If we terminate
Mr. Petrillo or Ms. O'Connor without cause, the terminated employee's options will remain exercisable (to the extent then exercisable) for 90 days following termination of employment (but not beyond the option period). In the event that any such employee ceases to be an employee due to death or permanent disability, all such employee's options will vest in full and remain exercisable for the remainder of the option period.

    Ms. O'Connor's terms of employment provide for an annual base salary of $225,000. The salary is subject to review annually for increase at the discretion of the board. The target rate for the annual cash bonus for Ms. O'Connor is 50% of her annual base salary. Ms. O'Connor is eligible to receive an annual cash bonus and stock-based awards at the discretion of the board and to participate in our employee benefit programs. The company or Ms. O'Connor may terminate her employment at any time.

    Mr. Petrillo's terms of employment provide for an annual base salary of $275,000. The salary is subject to review annually for increase at the discretion of the board. The target rate for the annual cash bonus for Mr. Petrillo is 75% of his annual base salary. Mr. Petrillo is eligible to receive an annual cash bonus and stock-based awards at the discretion of the board and to participate in our employee benefit programs. The company or Mr. Petrillo may terminate his employment at any time.

    DIRECTORS. In addition, each current director of the company (other than Messrs. Clements and Appel), and Mr. Ian Heap, who resigned from the board in 2001, were granted options to purchase 15,000 common shares at an exercise price of $20.00 per share. These options vested upon grant and expire on October 23, 2011.

    OTHER. The restricted share awards and option grants for Messrs. Ingrey, Evans, Pasquesi, Iordanou and Vollaro are described under "--Employment Arrangements."

CHANGE IN CONTROL ARRANGEMENTS

    The sale of our prior reinsurance operations to Folksamerica Reinsurance Company in May 2000 constituted a change in control for purposes of our prior change in control arrangements. Under these arrangements, all unvested stock options and restricted shares held by our employees and the members of our board of directors (other than Mr. Clements) vested in connection with the asset sale. In addition, the following payments were made to our executive officers upon closing of the asset sale: Mark D. Mosca, $2,716,714; Peter A. Appel, $1,476,563; Paul J. Malvasio, $1,220,625; and Debra M. O'Connor, $475,440. These
amounts were equal to a specified multiple of the sum of such executive officer's annual base salary and target annual bonus (or, in the case of Mr. Mosca, a notional target amount equal to 100% of his annual base salary). The specified multiple was 2.99 for Mr. Mosca, 2.25 for Messrs. Appel and Malvasio, and 2.0 for Ms. O'Connor. Such payments did not exceed an amount that would trigger the payment of excise taxes, and were not subject to mitigation in the event that such officer receives any compensation from other employment following his termination. In addition, a prorated portion of the following executive officer's target annual bonus (or, in the case of Mr. Mosca, a prorated portion of a notional target amount equal to 100% of his annual base salary) was paid to such officers at the closing of the asset sale, as follows:
Mr. Mosca: $156,398; Mr. Appel: $96,823; Mr. Malvasio: $80,040; Ms. O'Connor:
$30,457; and Mr. Petrillo: $30,446. Each executive officer is also entitled to continuance of his health care, dental, disability and group-term and life insurance benefits for prescribed periods. In addition, Robert Clements, chairman of our board, received a special bonus of $300,000 upon the consummation of the asset sale. There are no continuing change in control arrangements with our present officers and employees, except that in connection with his employment as general counsel and secretary, we entered into a change in control arrangement with Mr. Petrillo which provides that upon involuntary termination (other than for cause) or constructive termination within 24 months following a change in control, Mr. Petrillo would be entitled to a payment equal to 2.0 times the sum of his annual base salary and target annual bonus. In addition, upon termination of his employment following a change in control, we will pay him a prorated portion of his target annual bonus for such year and continue health care, dental, disability and group-term and life insurance benefits for 24 months.

DIRECTOR COMPENSATION

    Each non-employee member of our board of directors is entitled to receive an annual cash retainer fee in the amount of $25,000. Commencing with the 1999-2000 annual period, each non-employee director is entitled, at his option, to receive this retainer fee in the form of common shares instead of cash. If so elected, the number of shares distributed to the non-employee director is equal to 120% of the amount of the annual retainer fee otherwise payable divided by the fair market value of our common shares. Each non-employee director also receives from the company a meeting fee of $1,000 for each board or committee meeting attended. In addition, each non-employee director serving as chairman of the
(1) executive committee or compensation committee received an annual fee of $3,000 and (2) audit committee received an annual fee of $5,000. All non-employee directors are entitled to reimbursement for their reasonable out-of-pocket expenses in connection with their travel to and attendance at meetings of the board or committees. Directors who are also employees of the company or its subsidiaries receive no cash compensation for serving as directors or as members of board committees.

    In 2001, pursuant to our long-term incentive and share award plans, upon joining the board, each non-employee director received an option to purchase 300 common shares at an exercise price per share equal to the then market price of a common share. In 2001, our plans also provided for automatic annual grants to non-employee directors of options to purchase common shares on January 1 of each year. Commencing January 1, 2000, the amount of shares covered by this annual grant was increased from 500 to 1,500 shares.

COMPENSATION AND STOCK AWARDS COMMITTEES INTERLOCKS AND INSIDER PARTICIPATION

    The compensation committee of our board of directors currently consists of John Bunce (chairman), Kewsong Lee, James Meenaghan and Robert Works. None of the members of the committees are or have been officers or employees of the company. In addition, no executive officer of the company served on any board of directors or compensation committee of any entity (other than the company) with which any member of our board serves as an executive officer. Pursuant to the shareholders agreement entered into in connection with the private placement, Messrs. Bunce and Lee have been designated as members of our board of directors by funds affiliated with Hellman & Friedman LLC and Warburg Pincus LLC, respectively.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth information available to us as of March 8, 2002 with respect to the ownership of our voting shares by (1) each person known to us to be the beneficial owner of more than 5% of any class of our outstanding voting shares, (2) each director and executive officer of ACGL, and (3) all of the directors and executive officers of ACGL as a group. Except as otherwise indicated, each person named below has sole investment and voting power with respect to the securities shown.

    Please note that this table addresses ownership of voting shares; it does not address the voting power of those shares, which, in some cases, is different than the percentage set forth below.

                                              COMMON SHARES
---------------------------------------------------------------------------------------------------------
                                                       (A)                   (B)                 (C)
                                                    NUMBER OF
                                                  COMMON SHARES           RULE 13D-3        FULLY-DILUTED
                                                BENEFICIALLY OWNED   PERCENTAGE OWNERSHIP    PERCENTAGE
NAME AND ADDRESS OF BENEFICIAL OWNER                   (1)                   (1)                 (2)
------------------------------------            ------------------   --------------------   -------------
Warburg Pincus (3) ...........................      20,943,229                57.1%             33.8%
  c/o 466 Lexington Avenue
  New York, New York 10017

H&F Corporate Investors IV
  (Bermuda), Ltd. (4) ........................      11,636,491                42.5              18.8
  c/o A.S.&K. Services Ltd.
  41 Cedar Avenue
  Hamilton HM 12, Bermuda

Insurance Private Equity Investors, L.L.C.           2,585,583                14.1               4.2
  (5) ........................................
  3003 Summer Street
  Stamford, CT 06905

EQSF Advisers, Inc. and M.J. Whitman
  Advisers, Inc. (6) .........................       2,426,905                15.4               3.9
  767 Third Avenue
  New York, New York 10017

Marsh & McLennan Risk Capital
  Holdings, Ltd. (7) .........................       1,632,231                10.3               2.6
  1166 Avenue of the Americas
  New York, New York 10036

Trident II, L.P. (8) .........................       1,713,681                 9.8               2.8
  Craig Appin House
  8 Wesley Street
  Hamilton HM 11 Bermuda

The Trident Partnership, L.P. (9) ............       1,636,079                 9.5               2.6
  Craig Appin House
  8 Wesley Street
  Hamilton, HM11, Bermuda

Farallon Partners, L.L.C. (10) ...............       1,292,791                 7.6               2.1
  One Maritime Plaza
  Suite 1325
  San Francisco, CA 94111

Artisan Partners Limited Partnership (11) ....       1,162,684                 7.4               1.9
  1000 North Water Street, #1770
  Milwaukee, Wisconsin 53202

Beck, Mack & Oliver LLC (12) .................       1,113,850                 7.1               1.8
  330 Madison Avenue
  New York, New York 10017

Steinberg Priest Capital Management                  1,438,147                 9.1               2.3

                                              COMMON SHARES
---------------------------------------------------------------------------------------------------------
                                                       (A)                   (B)                 (C)
                                                    NUMBER OF
                                                  COMMON SHARES           RULE 13D-3        FULLY-DILUTED
                                                BENEFICIALLY OWNED   PERCENTAGE OWNERSHIP    PERCENTAGE
NAME AND ADDRESS OF BENEFICIAL OWNER                   (1)                   (1)                 (2)
------------------------------------            ------------------   --------------------   -------------
  Co., Inc. (13) .............................
  12 East 49th Street
  New York, New York 10017

Franklin Resources, Inc. (14) ................         842,900                 5.3               1.4
  777 Mariners Island Boulevard
  San Mateo, California 94404

Crabbe Huson Group, Inc. (15) ................         809,887                 5.1               1.3
  121 SW Morrison, Suite 1400
  Portland, Oregon 97204

Robert Clements (16)..........................       2,315,751                14.3               3.9

Peter A. Appel (17)...........................         502,406                 3.1               1.4

John L. Bunce, Jr. (18).......................      11,636,491                42.5              18.8

Paul B. Ingrey (19)...........................         666,632                 4.2               1.5

Constantine Iordanou (20).....................         573,050                 3.6               1.4

Kewsong Lee (21)..............................      20,944,592                57.1              33.9

James J. Meenaghan (22).......................          17,113                   *                 *

John M. Pasquesi (23).........................       1,138,784                 6.7               2.5

Robert F. Works (24)..........................          23,972                   *                 *

Dwight R. Evans (25)..........................         104,017                   *                 *

John D. Vollaro (26)..........................          78,333                   *                 *

Debra M. O'Connor (27)........................          72,319                   *                 *

Louis T. Petrillo (28)........................          70,131                   *                 *

All directors and executive officers (13            38,143,591                75.9%             64.2%
  persons)....................................

                              SERIES A CONVERTIBLE PREFERENCE SHARES
---------------------------------------------------------------------------------------------------
                                                     NUMBER OF PREFERENCE           RULE 13D-3
                                                   SHARES BENEFICIALLY OWNED   PERCENTAGE OWNERSHIP
NAME AND ADDRESS OF BENEFICIAL OWNER                         (29)                      (29)
------------------------------------               -------------------------   --------------------
Warburg Pincus (3)...............................         18,939,311                   53.1%

H&F Corporate Investors IV (Bermuda), Ltd. (4)...         10,521,839                   29.5

Insurance Private Equity Investors, L.L.C. (5)...          2,338,186                    6.6

Robert Clements (16).............................             93,527                      *

Peter A. Appel (17)..............................             46,763                      *

John L. Bunce, Jr. (18)..........................         10,521,839                   29.5

Paul B. Ingrey (19)..............................             93,527                      *

Constantine Iordanou.............................                  0                      0

                              SERIES A CONVERTIBLE PREFERENCE SHARES
---------------------------------------------------------------------------------------------------
                                                     NUMBER OF PREFERENCE           RULE 13D-3
                                                   SHARES BENEFICIALLY OWNED   PERCENTAGE OWNERSHIP
NAME AND ADDRESS OF BENEFICIAL OWNER                         (29)                      (29)
------------------------------------               -------------------------   --------------------
Kewsong Lee (21).................................         18,939,311                   53.1

James J. Meenaghan...............................                  0                      0

John M. Pasquesi (23)............................            350,728                    1.0

Robert F. Works..................................                  0                      0

Dwight R. Evans (25).............................             18,705                      *

Debra O'Connor...................................                  0                      0

Louis T. Petrillo................................                  0                      0

All directors and executive officers (13
  persons).......................................         30,064,400                   84.2%

------------------------

*   Denotes beneficial ownership of less than 1.0%.

(1) Pursuant to Rule 13d-3 promulgated under the Exchange Act, amounts shown include common shares that may be acquired by a person within 60 days of March 8, 2002. Therefore, column (B) has been computed based on
    (a) 15,765,332 common shares actually outstanding as of March 8, 2002 and
    (b) common shares that may be acquired within 60 days of March 8, 2002 upon the exercise of options and warrants and conversion of preference shares held only by the person whose Rule 13d-3 Percentage Ownership of Common Shares is being computed. Each preference share is convertible into one common share, subject to adjustments. The preference shares are mandatorily convertible under certain circumstances. Under the subscription agreements, the purchase price for the preference shares is subject to certain adjustments, which may result in the issuance of additional preference shares and class A warrants to the purchasers. For a description of the adjustments, see "Business--Recent Developments--The Capital Infusion--Subscription Agreement--Purchase Price Adjustments."

(2) Amounts shown under column (C) in the above table have been computed based on (a) 15,765,332 common shares actually outstanding as of March 8, 2002 and, (b) common shares that may be acquired upon the exercise of all outstanding options and warrants and conversion of all preference shares, whether or not such options and warrants are exercisable within 60 days held by all persons, and as of March 8, 2002, there were outstanding
    (i) class A warrants to purchase an aggregate of 5,401,707 common shares,
    (ii) class B warrants to purchase an aggregate of 150,000 common shares,
    (iii) options to purchase an aggregate of 4,883,811 common shares and
    (iv) 35,687,735 preference shares. The class A warrants are currently exercisable at $20 per share and expire on September 19, 2002. The class B warrants are exercisable at $20 per share at any time after our common shares have traded at or above $30 per share for 20 out of 30 consecutive trading days or a change of control has occurred and expire on September 19, 2005. See note (1) for a description of the preference shares.

(3) The security holders are Warburg Pincus (Bermuda) Private Equity VIII, L.P. ("WP VIII Bermuda"), Warburg Pincus (Bermuda) International Partners, L.P. ("WPIP Bermuda"), Warburg Pincus Netherlands International Partners I, C.V. ("WPIP Netherlands I") and Warburg Pincus Netherlands International Partners II, C.V. ("WPIP Netherlands II"). Warburg Pincus (Bermuda) Private
    Equity Ltd. ("WP VIII Bermuda Ltd.") is the sole general partner of WP VIII Bermuda. Warburg Pincus (Bermuda) International Ltd. ("WPIP Bermuda Ltd.") is the sole general partner of WPIP Bermuda. Warburg, Pincus & Co. ("WP") is the sole general partner of WPIP Netherlands I and WPIP Netherlands II. WP VIII Bermuda, WPIP Bermuda, WPIP Netherlands I and WPIP Netherlands II are managed by Warburg Pincus LLC ("WP LLC"). The foregoing is based on a Schedule 13D and a Form 3 dated November 30, 2001 filed with the SEC by these entities. Amounts in columns (A), (B) and
    (C) reflect common shares issuable upon conversion of preference shares or exercise of class A warrants issued under the subscription agreements.

(4) The security holders are HFCP IV (Bermuda), L.P. ("HFCP IV Bermuda"), H&F International Partners IV-A (Bermuda), L.P. ("HFIP IV-A Bermuda"), H&F International Partners IV-B (Bermuda), L.P. ("HFIP IV-B Bermuda") and H&F Executive Fund IV (Bermuda), L.P. ("HFEF Bermuda," and together with HFCP IV Bermuda, HFIP IV-A Bermuda and HFIP IV-B Bermuda, the "H&F Funds"). H&F Investors IV (Bermuda), L.P. ("HFI IV Bermuda") is the sole general partner of the H&F Funds. H&F Corporate Investors IV (Bermuda) Ltd. ("HFCI Bermuda") is the sole general partner of HFI IV Bermuda. HFI IV Bermuda may be deemed to control the H&F Funds. The foregoing is based on a Schedule 13D and a Form 3 dated November 30, 2001 filed with the SEC by these entities. Amounts in columns (A), (B) and (C) reflect (a) common shares issuable upon conversion of preference shares or exercise of class A warrants issued under the subscription agreements, (b) 1,263 common shares owned by Mr. Bunce for the benefit of these entities and (c) 100 common shares issuable upon exercise of currently exercisable options held by Mr. Bunce for the benefit of these entities.

(5) Insurance Private Equity Investors, L.L.C. ("Insurance") is a wholly owned subsidiary of General Electric Pension Trust ("GEPT"), which is an employee benefit plan for the benefit of employees of General Electric Company ("GE"). GE Asset Management Incorporated ("GEAM"), a wholly owned subsidiary of GE, acts as manager of Insurance and as investment manager of GEPT. Insurance, GEPT and GEAM may be deemed to share beneficial ownership. Excludes securities held by Orbital Holdings, Ltd., which is an indirect wholly owned subsidiary of GE, as to which Insurance, GEPT and GEAM disclaim beneficial ownership. Based on a Schedule 13D filed on November 30, 2001 by these entities. Amounts in columns (A), (B) and (C) reflect common shares issuable upon conversion of preference shares or exercise of class A warrants issued under the subscription agreements.

(6) Based upon a Schedule 13G/A dated February 5, 2002, filed with the SEC jointly by EQSF Advisers, Inc. and M.J. Whitman Advisers, Inc. ("MJWA"), each an investment advisor, and Martin J. Whitman. In the Schedule 13G/A, EQSF reported that it has sole voting power and sole dispositive power with respect to 1,203,500 common shares and MJWA reported that it has sole dispositive power with respect to 1,223,405 common shares and sole voting power with respect to 1,144,355 common shares.

(7) Amounts in columns (A), (B) and (C) reflect common shares issuable upon conversion of preference shares or exercise of class A warrants issued under the subscription agreements and 1,536,005 common shares owned directly by MMRCH. The preference shares and class A warrants are held by Marsh & McLennan Capital Professionals Fund, L.P. and Marsh & McLennan Employees' Securities Company, L.P., which are beneficially owned by employees of Marsh & McLennan, Inc. A subsidiary of MMRCH is the sole general partner of these funds, as well as the sole general partner of Trident II L.P. and The Trident Partnership L.P.

(8) Amounts in columns (A), (B) and (C) reflect common shares issuable upon conversion of preference shares or exercise of class A warrants issued under the subscription agreements.

(9) Amounts in columns reflect (a) 250,000 common shares owned directly by The Trident Partnership, L.P. and (b) 1,386,079 common shares issuable upon the exercise of class A warrants held by The Trident Partnership, L.P. Based upon a Schedule 13D dated March 27, 1998, filed with the SEC by The Trident Partnership, L.P. The sole general partner of the partnership is a subsidiary of MMRCH.

(10) The security holders are Farallon Capital Partners, L.P., Farallon Capital Institutional Partners II, L.P., Farallon Capital Institutional Partners III, L.P. and RR Capital Partners, L.P. Farallon Partners, L.L.C. is the sole general partner of each of these holders. Amounts in columns (A),
    (B) and (C) reflect common shares issuable upon conversion of preference shares or exercise of class A warrants issued under the subscription agreements.

(11) Based upon a Schedule 13G dated February 13, 2002, filed with the SEC by Artisan Partners Limited Partnership and certain of its affiliates (collectively, "Artisan"). In the Schedule 13G, Artisan reported that it has sole voting power and sole dispositive power with respect to 1,162,684 common shares beneficially owned by one or more discretionary clients of Artisan.

(12) Based upon a Schedule 13G dated February 11, 2002, filed with the SEC by Beck, Mack & Oliver LLC, an investment advisor. In the Schedule 13G, Beck reported that it has shared dispositive power with respect to 1,113,850 common shares beneficially owned by its clients.

(13) Based upon a Schedule 13G dated January 28, 2002, filed with the SEC jointly by Steinberg Priest Capital Management Co., Inc. ("SPCM"), an investment advisor, and Michael A. Steinberg & Co., Inc., a broker-dealer. In the Schedule 13G, SPCM reported that it has sole voting power with respect to 659,450 common shares and sole dispositive power with respect to 1,416,277 common shares, and Steinberg & Co. reported that it has sole dispositive power with respect to 21,870 common shares.

(14) Based upon a Schedule 13G dated February 14, 2002, filed with the SEC by Franklin Resources, Inc. and certain of its affiliates (collectively, "FRI"). In the Schedule 13G, FRI reported that it has sole voting power and sole dispositive power with respect to 842,900 common shares beneficially owned by one or more managed accounts which are advised by investment advisory subsidiaries of FRI.

(15) Based upon a Schedule 13G dated February 3, 2000, filed with the SEC by the Crabbe Huson Group, Inc., an investment advisor. In the Schedule 13G, Crabbe Huson reported that it has shared voting power with respect to 774,287 common shares and shared dispositive power with respect to 809,887 common shares beneficially owned by its clients.

(16) Amounts in columns (A) and (B) reflect (a) 1,810,600 common shares owned directly by Mr. Clements (including 1,696,911 restricted shares, which are subject to vesting), (b) 200,000 common shares issuable upon exercise of class A warrants owned directly by Mr. Clements, (c) 107,125 common shares issuable upon exercise of currently exercisable options owned directly by Mr. Clements, (d) 55,000 common shares owned by Taracay Investors,
    (e) 39,603 common shares issuable upon exercise of class A warrants owned by Taracay Investors and (f) common shares issuable upon conversion of preference shares or exercise of class A warrants owned by SoundView Partners, L.P. The amount in column (C) includes 107,198 common shares issuable upon exercise of class B warrants, which are not currently exercisable within 60 days of the date hereof. Taracay Investors is a general partnership, the general partners of which consist of Mr. Clements and members of his family and the managing partner of which is Mr. Clements. Mr. Clements is the general partner of SoundView.

(17) Amounts in columns (A) and (B) reflect (a) 134,895 common shares owned directly by Mr. Appel, (b) 315,800 common shares issuable upon exercise of currently exercisable options and (c) common shares issuable upon conversion of preference shares or exercise of class A warrants. The amount in column
    (C) includes 372,407 common shares issuable upon exercise of stock options that are not likely to become exercisable within 60 days of the date hereof.

(18) Amounts in all columns reflect securities held by or the benefit of the entities listed in note (5). Mr. Bunce is a member of an investment committee of HFCI Bermuda which has investment discretion over the securities held by the H&F Funds. Mr. Bunce is a 9.9% shareholder of HFCI

    Bermuda. All shares indicated as owned by Mr. Bunce are included because he is a member of our board and is affiliated with HFCI Bermuda. Mr. Bunce may be deemed to have an indirect pecuniary interest (within the meaning of Rule 16a-1 under the Exchange Act) in an indeterminate portion of the shares beneficially owned by the H&F Funds. Mr. Bunce disclaims beneficial ownership of all shares owned by the H&F Funds, except to the extent of his indirect pecuniary interest in the issuer held through the H&F Funds. Based on a Form 3 dated November 30, 2001 filed with the SEC by Mr. Bunce.

(19) Amounts in columns (A) and (B) reflect (a) 422,407 restricted shares (all of which are subject to vesting), (b) 140,802 common shares issuable upon exercise of currently exercisable options and (c) common shares issuable upon conversion of preference shares or exercise of class A warrants. The amount in column (C) includes 281,605 common shares issuable upon exercise of stock options that are not currently exercisable within 60 days of the date hereof.

(20) Amounts in columns (A) and (B) reflect (a) 431,383 restricted shares (all of which are subject to vesting) and (b) 141,667 common shares issuable upon exercise of currently exercisable options. The amount in column (C) include 283,333 common shares issuable upon exercise of stock options that are not currently exercisable within 60 days of the date hereof.

(21) Amounts reflect (a) securities held by the entities listed in note (4),
    (b) 1,263 common shares owned directly by Mr. Lee and (c) 100 common shares issuable upon exercise of currently exercisable options. Mr. Lee is a general partner of WP, a managing director and member of WP LLC and a beneficial owner of certain shares of capital stock of WP VIII Bermuda Ltd. and WPIP Bermuda Ltd. All shares indicated as owned by Mr. Lee are included because he is a member of our board and is affiliated with these Warburg Pincus entities. Mr. Lee may be deemed to have an indirect pecuniary interest (within the meaning of Rule 16a-1 under the Exchange Act) in an indeterminate portion of the shares owned by WP VIII Bermuda, WPIP Bermuda, WPIP Netherlands I and WPIP Netherlands II. Mr. Lee disclaims beneficial ownership of all shares owned by these Warburg Pincus entities. Based on a Form 3 dated November 30, 2001 filed with the SEC by Mr. Lee.

(22) Amounts in columns (A) and (B) reflect 1,813 common shares owned directly by Mr. Meenaghan and 15,300 common shares issuable upon exercise of currently exercisable options. The amount in column (C) includes 1,500 common shares issuable upon exercise of stock options that are not currently exercisable within 60 days of the date hereof.

(23) Amounts in columns (A) and (B) reflect (a) 750,946 common shares issuable upon exercise of currently exercisable options and (b) common shares issuable upon conversion of preference shares or exercise of class A warrants. The amount in column (C) includes 375,473 common shares issuable upon exercise of stock options that are not currently exercisable within 60 days of the date hereof.

(24) Amounts in columns (A) and (B) reflect 5,672 common shares owned directly by Mr. Works and 18,300 common shares issuable upon exercise of currently exercisable options. The amount in column (C) includes 1,500 common shares issuable upon exercise of stock options that are not currently exercisable within 60 days hereof.

(25) Amounts in columns (A) and (B) reflect (a) 50,000 restricted shares (all of which are subject to vesting), (b) 33,333 common shares issuable upon exercise of currently exercisable options and (c) common shares issuable upon conversion of preference shares or exercise of class A warrants. The amount in column (C) includes 66,667 common shares issuable upon exercise of stock options that are not currently exercisable within 60 days of the date hereof.

(26) Amounts in columns (A) and (B) reflect (a) 50,000 restricted shares (all of which are subject to vesting) and (b) 28,333 common shares issuable upon exercise of currently exercisable options. The amount in column (C) includes 56,667 common shares issuable upon exercise of stock options that are not currently exercisable within 60 days hereof.

(27) Amounts in columns (A) and (B) reflect (a) 14,986 common shares owned directly by Ms. O'Connor and (b) 57,333 common shares issuable upon exercise of currently exercisable options. The amount in column (C) includes 6,667 common shares issuable upon exercise of stock options that are not currently exercisable within 60 days hereof.

(28) Amounts in columns (A) and (B) reflect (a) 8,998 common shares owned directly by Mr. Petrillo and (b) 61,133 common shares issuable upon exercise of currently exercisable options. The amount in column (C) includes 26,667 common shares issuable upon exercise of stock options that are not currently exercisable within 60 days hereof.

(29) Under the subscription agreements, the purchase price for the preference shares is subject to certain adjustments, which may result in the issuance of additional preference shares to the purchasers. For a description of the adjustments, please see "Business--Recent Developments--The Capital Infusion--Subscription Agreement--Purchase Price Adjustments."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                              THE CAPITAL INFUSION

    Please refer to the information appearing above under the subheading "The Capital Infusion" included as part of "Business," which information is incorporated by reference. In addition, prior to the capital infusion, we also had entered into certain non-binding letters of intent to acquire three fee-based businesses, including Tri-City Brokerage, Inc. ("Tri-City"), each of which would have been considered a non-core business. In connection with our decision to concentrate our attention exclusively on building our insurance and reinsurance business, our board of directors determined not to proceed with any of these acquisitions. Our board of directors was informed that if the company were not to pursue the acquisition of Tri-City, certain members of our management, including Peter Appel, our president and chief executive officer, and Robert Clements, our chairman, may participate, as investors, in an acquisition of Tri-City. Subsequently, Messrs. Appel and Clements, together with members of Tri-City management and certain other investors, including Distribution Investors LLC, a private equity fund affiliated with Hales & Company Inc. described below, acquired Tri-City. No member of our management has any management responsibilities with Tri-City.

             TRANSACTIONS INVOLVING AFFILIATES OF MARSH & MCLENNAN

    On November 8, 2001, ACGL, funds affiliated with Warburg Pincus and
Hellman & Friedman, The Trident Partnership, L.P. ("Trident I"), Trident II, L.P., Marsh & McLennan Risk Capital Holdings, Ltd. ("MMRCH") and employee co-investment funds affiliated with MMRCH entered into an agreement. Trident I and Trident II, L.P. are affiliates of MMRCH and MMRCH and MMC Capital are affiliates of each other. Under this agreement, the Warburg Pincus investors assigned their right and commitment to purchase $35.0 million of the preference shares and Class A warrants to Trident II and the co-investment funds. MMRCH agreed to exchange all of its existing Class A warrants for newly issued common shares (assuming that they had been exercised pursuant to a cashless exercise) and to exchange all of its Class B warrants for cash at a price equal to $7.50 per Class B warrant (see Note 12 of the notes accompanying our consolidated financial statements).

    In addition, the board observer and board nomination rights of MMRCH and Trident I were terminated, and the company was also released from its remaining $11.0 million capital commitment to Trident II for new investments. During 1999, the company had committed to invest $25 million as a limited partner in Trident II, a partnership managed by MMC Capital.

    Pursuant to a certain investment advisory agreement, which terminates in 2003 (subject to renewal or early termination under certain circumstances), MMC Capital provides the company with certain services. Fees incurred under the agreements during fiscal years 2001, 2000 and 1999 were approximately $262,000, $298,000 and $1.5 million, respectively. In connection with its amended investment advisory agreement with MMC Capital, the company receives from MMC Capital $1.25 million per annum during the initial four-year term, subject to certain conditions (see Note 8 of the notes accompanying our consolidated financial statements).

    On June 22, 2001, the company completed the acquisition of all of the remaining ownership interests in one of its investee companies, Arch Risk Transfer Services Ltd., for a purchase price of approximately $38.8 million. Of such amount, $38.4 million was paid in cash to MMRCH and Trident I in return for their interests in ART Services, and the balance was paid in the form of our common shares to certain management shareholders of ART Services. See Note 3 of the notes accompanying our consolidated financial statements. In addition, the company has made investments in entities in which affiliates of Marsh and Trident have invested (see Note 4 of the notes accompanying our consolidated financial statements).

    Commencing in 1996, MMC Capital subleased office space from the company for a term expiring in October 2002. Future minimum rental income, exclusive of escalation clauses and maintenance costs, under the remaining term of the sublease will be approximately $832,000. Rental income was $1,032,000, $636,000 and $430,000 in 2001, 2000 and 1999,
respectively.

    Affiliates of MMC Capital's ultimate parent, Marsh & McLennan
Companies, Inc. ("Marsh"), may act as reinsurance intermediaries or brokers for our reinsurance and insurance operations (see note 15 of the notes accompanying our consolidated financial statements). The company has also utilized affiliates of Marsh as insurance brokers for the company's insurance needs.

                          DISTRIBUTIONS INVESTORS, LLC

    As of December 31, 2001, the company has committed to invest approximately $1.5 million as a member of Distribution Investors, LLC, the general partner of a fund affiliated with our subsidiary, Hales & Company (see Note 4 of the notes accompanying our consolidated financial statements). With $50 million of committed capital, such fund focuses on equity investments in insurance distribution and distribution-related service companies, and its target investment amount is $3 million to $5 million.

                                     OTHER

    We have agreed to make a non-recourse loan of up to $13.5 million to our chairman, which will be used to pay income and self employment taxes, payable in April 2002, on restricted shares granted to him on October 23, 2001. See
Note 9, "Commitments," of the notes accompanying our financial statements.

    Graham B. Collis, a director of certain of our non-U.S. subsidiaries, is partner in the law firm of Conyers Dill & Pearman, which provides legal services to the company and its subsidiaries.

    In April 1996, we acquired a 33% economic interest (9.75% voting interest) in Island Heritage Insurance Company, Ltd., a Cayman Islands insurer, for an aggregate purchase price of $4.5 million. Certain of our directors and other investors invested in the securities of Island Heritage at the same per share price paid by us. In February 1999, we made an additional investment in Island Heritage in the amount of approximately $1.0 million.

    Investors affiliated with certain of our directors have certain rights to require us to register under the Securities Act of 1933 the securities they hold, and to "piggyback" on registrations that we make. In connection with all such registrations, we are required to bear all registration and selling expenses (other than underwriting fees and commissions and the fees of any counsel for the holders participating in such registrations).

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

                              REPORTS ON FORM 8-K

    We filed a report on Form 8-K during the 2001 fourth quarter on November 9, 2001 to report the capital infusion. We also filed Form 8-K on January 4, 2002 (and an amendment thereto on January 7, 2002) to report the consummation of that transaction and to file certain exhibits relating to it.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       ARCH CAPITAL GROUP LTD.
                                                       (Registrant)

                                                       By:  /s/ PETER A. APPEL
                                                            -----------------------------------------
                                                            Name: Peter A. Appel
                                                            Title: President & Chief Executive Officer

March 18, 2002

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                    NAME                                     TITLE                        DATE
                    ----                                     -----                        ----
             /s/ PETER A. APPEL                President and Chief Executive
    ------------------------------------         Officer (Principal Executive        March 18, 2002
               Peter A. Appel                    Officer) and Director

                      *
    ------------------------------------       Chairman and Director                 March 18, 2002
               Robert Clements

                                               Executive Vice President and Chief
             /s/ JOHN D. VOLLARO                 Financial Officer (Principal
    ------------------------------------         Financial and Principal             March 18, 2002
               John D. Vollaro                   Accounting Officer)

                      *
    ------------------------------------       Director                              March 18, 2002
             John L. Bunce, Jr.

                      *
    ------------------------------------       Director                              March 18, 2002
               Paul B. Ingrey

                      *
    ------------------------------------       Director                              March 18, 2002
            Constantine Iordanou

                      *
    ------------------------------------       Director                              March 18, 2002
                 Kewsong Lee

                      *
    ------------------------------------       Director                              March 18, 2002
             James J. Meenaghan

                    NAME                                     TITLE                        DATE
                    ----                                     -----                        ----
                      *
    ------------------------------------       Director                              March 18, 2002
              John M. Pasquesi

                      *
    ------------------------------------       Director                              March 18, 2002
               Robert F. Works

------------------------

* By John D. Vollaro, as attorney-in-fact and agent, pursuant to a power of attorney, a copy of which has been filed with the Securities and Exchange Commission as Exhibit 24 to this report.

      /s/ JOHN D. VOLLARO
      --------------------------------------
      Name: John D. Vollaro
      Attorney-in-Fact

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                                       PAGES
                                                                                      --------
ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

  Report of Independent Accountants on Financial Statements.........................   F-2

  Consolidated Balance Sheets at December 31, 2001 and 2000.........................   F-3

  Consolidated Statements of Income for the years ended December 31, 2001, 2000 and
    1999............................................................................   F-4

  Consolidated Statements of Changes in Shareholders' Equity for the years ended
    December 31, 2001, 2000 and 1999................................................   F-5

  Consolidated Statements of Comprehensive Income for the years ended December 31,
    2001, 2000 and 1999.............................................................   F-6

  Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000
    and 1999........................................................................   F-7

  Notes to Consolidated Financial Statements........................................   F-8

SCHEDULES

  Report of Independent Accountants on Financial Statement Schedules................   S-1

  I.                    Summary of Investments Other Than Investments in Related
                          Parties at December 31, 2001..............................   S-2

  II.                   Condensed Financial Information of Registrant...............   S-3

  III.                  Supplementary Insurance Information for the years ended
                          December 31, 2001, 2000 and 1999..........................   S-6

  IV.                   Reinsurance for the years ended December 31, 2001, 2000 and
                          1999......................................................   S-7

    Schedules other than those listed above are omitted for the reason that they are not applicable.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Arch Capital Group Ltd.

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows present fairly, in all material respects, the financial position of Arch Capital Group Ltd. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers
Hamilton, Bermuda
February 28, 2002, except as to the matters described in Note 18 to the consolidated financial statements which are as of March 7, 2002

                 See Notes to Consolidated Financial Statements

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                 2001        2000
                                                              ----------   --------
ASSETS
Investments:
Fixed maturities available for sale, at fair value
  (amortized cost: 2001, $467,154; 2000, $37,849)...........  $  468,269   $ 38,475
Short-term investments available for sale, at fair value
  (amortized cost: 2001, $477,058; 2000, $97,387)...........     476,820     97,387
Publicly traded equity securities available for sale, at
  fair value (cost: 2001, $960; 2000, $24,987)..............         235     51,322
Securities held in escrow, at fair value (amortized cost:
  2001, $22,156; 2000, $20,887).............................      22,156     20,970
Privately held securities (cost: 2001, $41,587; 2000,
  $57,913)..................................................      41,608     56,418
                                                              ----------   --------
Total investments...........................................   1,009,088    264,572
                                                              ----------   --------
Cash........................................................       9,970     11,481
Accrued investment income...................................       7,572      1,432
Premiums receivable.........................................      59,463         --
Unpaid losses and loss adjustment expenses recoverable......      90,442         --
Paid losses and loss adjustment expenses recoverable........      14,418         --
Prepaid reinsurance premiums................................      58,961         --
Goodwill....................................................      26,336      6,111
Deferred income tax asset...................................      13,716      8,192
Deferred policy acquisition costs...........................       5,412         --
Other assets................................................      18,323      4,119
                                                              ----------   --------
TOTAL ASSETS................................................  $1,313,701   $295,907
                                                              ==========   ========
LIABILITIES
Reserve for losses and loss adjustment expenses.............  $  113,507   $     --
Unearned premiums...........................................      88,539         --
Reinsurance balances payable................................      47,029         --
Reserve for loss of escrowed assets.........................      18,833     15,000
Other liabilities...........................................      25,424      8,608
                                                              ----------   --------
TOTAL LIABILITIES...........................................     293,332     23,608
                                                              ----------   --------
COMMITMENTS AND CONTINGENCIES (SEE NOTE 3 AND NOTE 9)
SHAREHOLDERS' EQUITY
Preference shares ($.01 par value, 50,000,000 shares
  authorized, issued: 2001, 35,687,735; 2000, 0)............         357         --
Common shares ($.01 par value, 200,000,000 shares
  authorized, issued: 2001, 13,513,538; 2000, 12,708,818)...         135        127
Additional paid-in capital..................................   1,039,887    288,016
Deferred compensation under share award plan................      (8,230)      (341)
Retained earnings (deficit).................................     (11,610)   (33,626)
Accumulated other comprehensive income consisting of
  unrealized appreciation (decline) in value of investments,
  net of income tax.........................................        (170)    18,123
                                                              ----------   --------
TOTAL SHAREHOLDERS' EQUITY..................................   1,020,369    272,299
                                                              ----------   --------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY....................  $1,313,701   $295,907
                                                              ==========   ========

                 See Notes to Consolidated Financial Statements

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                               YEARS ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           2001          2000          1999
                                                        -----------   -----------   -----------
REVENUES
Net premiums written..................................  $    36,216   $   (10,604)  $   306,726
(Increase) decrease in unearned premiums..............       (5,298)       98,134         4,642
                                                        -----------   -----------   -----------
Net premiums earned...................................       30,918        87,530       311,368
Net investment income.................................       12,120        15,923        20,173
Net realized investment gains (losses)................       18,382        20,045        17,227
Fee income............................................       12,426            --            --
Equity in net income (loss) of investees..............        2,608         1,945        (3,968)
Gain on sale of prior reinsurance operations..........           --         2,191            --
                                                        -----------   -----------   -----------
TOTAL REVENUES........................................       76,454       127,634       344,800
                                                        -----------   -----------   -----------
EXPENSES
Losses and loss adjustment expenses...................       23,448        76,263       305,841
Net commissions and brokerage.........................          813        26,756        80,540
Other operating expenses..............................       27,692         6,855        14,188
Provision for non-cash compensation...................        2,771         1,098           628
Provision for loss of escrowed assets, net of other
  related reserves....................................       (2,414)       15,000            --
Foreign exchange (gain) loss..........................           --         1,159          (198)
                                                        -----------   -----------   -----------
TOTAL EXPENSES........................................       52,310       127,131       400,999
                                                        -----------   -----------   -----------
INCOME (LOSS) BEFORE INCOME TAXES AND CUMULATIVE
  EFFECT OF ACCOUNTING CHANGE.........................       24,144           503       (56,199)
                                                        -----------   -----------   -----------
Income taxes:
Current...............................................          656            --        (9,021)
Deferred..............................................        1,472         8,515       (11,925)
                                                        -----------   -----------   -----------
Income tax expense (benefit)..........................        2,128         8,515       (20,946)
                                                        -----------   -----------   -----------
Income (Loss) Before Cumulative Effect of Accounting
  Change..............................................       22,016        (8,012)      (35,253)
Cumulative effect of accounting change................           --            --          (383)
                                                        -----------   -----------   -----------
NET INCOME (LOSS).....................................  $    22,016   $    (8,012)  $   (35,636)
                                                        ===========   ===========   ===========
NET INCOME (LOSS) PER SHARE DATA
Basic.................................................  $      1.71   $     (0.61)  $     (2.09)
Diluted...............................................  $      1.29   $     (0.61)  $     (2.09)
AVERAGE SHARES OUTSTANDING
Basic.................................................   12,855,668    13,198,075    17,086,732
Diluted...............................................   17,002,231    13,198,075    17,086,732

                 See Notes to Consolidated Financial Statements

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                                                  YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                 2001        2000       1999
                                                              ----------   --------   --------
PREFERENCE SHARES
Balance at beginning of year................................          --         --         --
Preference shares issued....................................  $      357         --         --
                                                              ----------   --------   --------
BALANCE AT END OF YEAR......................................         357         --         --
                                                              ----------   --------   --------
COMMON SHARES
Balance at beginning of year................................         127   $    171   $    171
Common shares issued........................................          11          4         --
Common shares retired.......................................          (3)       (48)        --
                                                              ----------   --------   --------
BALANCE AT END OF YEAR......................................         135        127        171
                                                              ----------   --------   --------
ADDITIONAL PAID-IN CAPITAL
Balance at beginning of year................................     288,016    342,034    341,878
Common shares issued........................................      11,345      5,736        156
Common shares retired.......................................         (48)   (59,754)        --
Preference shares issued....................................     740,380         --         --
Stock options issued........................................         194         --         --
                                                              ----------   --------   --------
BALANCE AT END OF YEAR......................................   1,039,887    288,016    342,034
                                                              ----------   --------   --------
DEFERRED COMPENSATION UNDER SHARE AWARD PLAN
Balance at beginning of year................................        (341)      (317)    (1,062)
Restricted common shares (issued) cancelled.................     (10,466)    (1,122)       117
Deferred compensation expense recognized....................       2,577      1,098        628
                                                              ----------   --------   --------
BALANCE AT END OF YEAR......................................      (8,230)      (341)      (317)
                                                              ----------   --------   --------
RETAINED EARNINGS (DEFICIT)
Balance at beginning of year................................     (30,916)   (22,175)    10,261
Adjustment to retroactively adopt the equity method of
  accounting for the original investment in ART Services....      (2,710)    (3,439)      (239)
                                                              ----------   --------   --------
Balance at beginning of year, as adjusted...................     (33,626)   (25,614)    10,022
Net income (loss)...........................................      22,016     (8,012)   (35,636)
                                                              ----------   --------   --------
BALANCE AT END OF YEAR......................................     (11,610)   (33,626)   (25,614)
                                                              ----------   --------   --------
TREASURY SHARES, AT COST
Balance at beginning of year................................          --       (387)      (284)
Treasury shares purchased...................................         (48)   (59,415)      (103)
Treasury shares retired.....................................          48     59,802         --
                                                              ----------   --------   --------
BALANCE AT END OF YEAR......................................          --         --       (387)
                                                              ----------   --------   --------
ACCUMULATED OTHER COMPREHENSIVE INCOME UNREALIZED
  APPRECIATION (DECLINE) IN VALUE OF INVESTMENTS, NET OF
  INCOME TAX
Balance at beginning of year................................      18,432     27,188     47,038
Adjustment to retroactively adopt the equity method of
  accounting for the original investment in ART Services....        (309)      (745)        --
                                                              ----------   --------   --------
Balance at beginning of year, as adjusted...................      18,123     26,443     47,038
Change in unrealized appreciation (decline).................     (18,293)    (8,320)   (20,595)
                                                              ----------   --------   --------
BALANCE AT END OF YEAR......................................        (170)    18,123     26,443
                                                              ----------   --------   --------
TOTAL SHAREHOLDERS' EQUITY..................................  $1,020,369   $272,299   $342,330
                                                              ==========   ========   ========

                 See Notes to Consolidated Financial Statements

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
COMPREHENSIVE INCOME (LOSS)
Net income..................................................  $22,016    $ (8,012)  $(35,636)
Other comprehensive income (loss), net of tax
  Unrealized appreciation (decline) of investments:
    Unrealized holding gains (losses) arising during year...   (7,153)      4,317     (9,397)
    Less: reclassification of net realized gains included in
      net income............................................   11,140      12,637     11,198
                                                              -------    --------   --------
  Other comprehensive income (loss).........................  (18,293)     (8,320)   (20,595)
                                                              -------    --------   --------
COMPREHENSIVE INCOME (LOSS).................................  $ 3,723    $(16,332)  $(56,231)
                                                              =======    ========   ========

                 See Notes to Consolidated Financial Statements

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                  YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                2001        2000        1999
                                                              ---------   ---------   --------
OPERATING ACTIVITIES
Net income (loss)...........................................  $  22,016   $  (8,012)  $(35,636)
    Adjustments to reconcile net income (loss) to net cash
      provided by (used for) operating activities:
        Net investment gains................................    (18,382)    (11,542)   (17,227)
        Provision for non-cash compensation.................      2,771       1,098        628
        Reserve for loss of escrowed assets.................      3,733      15,000         --
        Changes in:
          Reserve for losses and loss adjustment expenses,
            net.............................................      8,309       7,069    147,897
          Unearned premiums.................................      8,558      (5,226)    (4,642)
          Premiums receivable...............................     (8,331)     10,733    (30,710)
          Accrued investment income.........................     (5,181)      3,095     (1,895)
          Reinsurance recoverables..........................    (13,568)    (11,093)   (31,938)
          Reinsurance balances payable......................        560      (5,121)     9,270
          Deferred policy acquisition costs.................     (1,076)        344        (70)
          Deferred income tax asset.........................      1,665       6,855    (10,327)
          Other liabilities.................................     (1,605)      8,098     11,695
          Other items, net..................................     (5,098)     (8,669)   (29,499)
                                                              ---------   ---------   --------
NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES........     (5,629)      2,629      7,546
                                                              ---------   ---------   --------
INVESTING ACTIVITIES
Purchases of fixed maturity investments.....................   (560,246)   (131,788)  (374,862)
Sales of fixed maturity investments.........................    182,904     228,456    270,325
Purchases of equity securities..............................         --     (18,233)   (39,364)
Sales of equity securities..................................     47,144      89,862     92,045
Net sales (purchases) of short-term investments.............   (365,238)   (171,173)    41,898
Acquisition of ART Services, net of cash....................    (34,546)         --         --
Acquisition of American Independent Insurance Holding
  Company, net of cash......................................        102          --         --
Acquisition of Hales........................................         --      (1,792)        --
Sales or disposal (purchases) of furniture, equipment and
  other.....................................................     (6,311)          6       (338)
Proceeds from sale of prior reinsurance operations..........         --         517         --
                                                              ---------   ---------   --------
NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES........   (736,191)     (4,145)   (10,296)
                                                              ---------   ---------   --------
FINANCING ACTIVITIES
Common shares issued, primarily stock based compensation....     10,923       5,620        156
Preference shares issued....................................    740,737          --         --
Purchase of treasury shares.................................        (48)      3,430       (103)
Deferred compensation on restricted shares..................    (10,466)     (1,122)       117
Debt retirement.............................................       (450)         --         --
Shares issued in connection with acquisitions...............       (387)     (4,388)        --
                                                              ---------   ---------   --------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES........    740,309       3,540        170
                                                              ---------   ---------   --------
Increase (decrease) in cash.................................     (1,511)      2,024     (2,580)
Cash beginning of year......................................     11,481       9,457     12,037
                                                              ---------   ---------   --------
CASH END OF YEAR............................................  $   9,970   $  11,481   $  9,457
                                                              =========   =========   ========
Net income taxes paid (received)............................  $     330          --   $ (8,605)
                                                              =========   =========   ========

                 See Notes to Consolidated Financial Statements

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED STATEMENTS

1. ORGANIZATION

    Arch Capital Group Ltd. ("ACGL") is a Bermuda public limited liability company with more than $1 billion in equity capital, providing insurance and reinsurance on a worldwide basis through its wholly owned subsidiaries.

    ACGL was formed in September 2000 and became the sole shareholder of Arch Capital Group (U.S.) Inc. ("Arch-U.S.") pursuant to an internal reorganization transaction completed in November 2000, as described below. Arch-U.S. is a Delaware company formed in March 1995 under the original name of "Risk Capital Holdings, Inc." Arch-U.S. commenced operations following the completion of its initial public offering in September 1995. In connection with its initial public offering, the Company issued Class A Warrants to purchase an aggregate of 2,531,079 Common Shares and Class B Warrants to purchase an aggregate of 1,920,601 Common Shares. Class A Warrants are immediately exercisable at $20 per share and expire September 19, 2002. Class B Warrants will become exercisable at $20 per share after the Common Shares have traded at or above $30 per share for 20 out of 30 consecutive trading days or a change of control (as defined in the Class B Warrants) has occurred. The Class B Warrants expire on September 19, 2005.

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

    As used herein, the "Company" means ACGL and its subsidiaries, except when referring to periods prior to November 8, 2000, when it means Arch-U.S. and its subsidiaries. Similarly, "Common Shares" means the common shares, par value $0.01, of ACGL, except when referring to periods prior to November 8, 2000, when it means the common stock of Arch-U.S.

    On October 24, 2001, the Company announced the launch of a new underwriting initiative to meet current and future demand in the global insurance and reinsurance markets. Simultaneously with the launch of its new underwriting initiative, the Company entered into subscription agreements with investors led by Warburg Pincus investment funds and Hellman & Friedman investment funds (the "principal investors") and certain members of management. On November 20, 2001, the Company issued 35,687,735 Series A convertible preference shares and 3,776,025 Class A Warrants in exchange for $763.2 million in cash under such agreements (see Note 12). In a related transaction, upon the closing of this investment, 905,397 previously existing Class A Warrants held by Marsh & McLennan Risk Capital Holdings, Ltd. ("MMRCH") were canceled in exchange for 140,380 newly issued Common Shares, and Class B Warrants to purchase 1,770,601 Common Shares held by MMRCH were canceled in exchange for a cash payment by the Company of $7.50 per Class B Warrant (approximately $13.3 million in the aggregate) (see Note 8).

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

2. SIGNIFICANT ACCOUNTING POLICIES

    (A) BASIS OF PRESENTATION

    The consolidated financial statements have been prepared in conformity with generally accepted accounting principles ("GAAP") in the United States and include the accounts of ACGL, Arch Reinsurance Ltd. ("Arch Re Bermuda"), Arch-U.S., Hales & Company Inc. ("Hales"), American Independent Insurance Holding Company ("AIHC"), Arch Risk Transfer Services Ltd., formerly known as Altus Holdings, Ltd. ("ART Services"), Arch Re and Cross River Insurance Company ("Cross River"). All significant intercompany transactions and balances have been eliminated in consolidation. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

    (B) PREMIUM REVENUES AND RELATED EXPENSES

    Insurance premiums written are recorded in accordance with the terms of the underlying policies. Reinsurance premiums assumed are recognized as income on a pro rata basis over the terms of the related reinsurance contracts. These amounts are based on reports received from ceding companies, supplemented by the Company's own estimates of premiums for which ceding company reports have not been received. Subsequent differences arising on such estimates are recorded in the period they are determined. Unearned premium reserves represent the portion of premiums written that relates to the unexpired terms of contracts in force. Certain of the Company's contracts included provisions that adjusted premiums or acquisition costs based upon the experience under the contracts. Premiums written and earned as well as related acquisition expenses under those contracts are recorded based upon the expected ultimate experience under these contracts.

    Acquisition costs, which vary with and are primarily related to the acquisition of policies, consisting principally of commissions and brokerage expenses incurred at the time a contract is issued, are deferred and amortized over the period in which the related premiums are earned. Deferred acquisition costs are carried at their estimated realizable value based on the related unearned premiums and take into account anticipated losses and loss adjustment expenses, based on historical and current experience, and anticipated investment income.

    (C) REINSURANCE CEDED

    In the normal course of business, the Company seeks to reduce the loss that may arise from events that could cause unfavorable underwriting results by reinsuring certain levels of risk with other insurance enterprises or reinsurers. The Company uses quota-share, surplus share and excess of loss reinsurance contracts. Reinsurance commissions are recognized as income on a pro rata basis over the period of risk. The portion of such commissions that will be earned in the future is deferred and reported as a reduction to policy acquisition costs. The accompanying consolidated statement of income reflects premiums and losses and loss adjustment expenses and policy acquisition costs, net of reinsurance ceded (see Note 6). Ceded unearned premiums are reported as prepaid reinsurance premiums and estimated amounts of reinsurance recoverable on unpaid losses are included as unpaid losses and loss adjustment expenses recoverable. Reinsurance premiums and unpaid losses and loss adjustment expenses recoverable are estimated in a manner consistent with that of the original policies

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) issued and the terms of the reinsurance contracts. To the extent that any reinsurer does not meet its obligations under reinsurance agreements, the Company must discharge the liability. Provision is made for estimated unrecoverable reinsurance.

    (D) FEE INCOME

    Fee income in connection with advisory services is recognized when all services have been performed and the underlying transactions are substantially completed. Policy related fee income, such as billing, cancellation and reinstatement fees are primarily recognized when billed.

    (E) INVESTMENTS

    The Company currently classifies all of its publicly traded fixed maturity, short-term investments and equity securities as "available for sale" and, accordingly, they are carried at estimated fair value. The fair value of publicly traded fixed maturity securities and publicly traded equity securities is estimated using quoted market prices or dealer quotes.

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

    Investment gains or losses realized on the sale of investments are determined by the first-in first-out method and reflected in net income. Unrealized appreciation or decline in value of securities which are carried at fair value is excluded from net income and recorded as a separate component of other comprehensive income, net of applicable deferred income tax.

    Net investment income, consisting of dividends and interest, net of investment expenses, is recognized when earned. The amortization of premium and accretion of discount for fixed maturity investments is computed utilizing the interest method. Anticipated prepayments and expected maturities are used in applying the interest method for certain investments such as mortgage and other asset-backed securities. When actual prepayments differ significantly from anticipated prepayments, the effective yield is recalculated to reflect actual payments to date and anticipated future payments. The

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) net investment in such securities is adjusted to the amount that would have existed had the new effective yield been applied since the acquisition of the security. Such adjustments, if any, are included in net investment income.

    (F) LOSSES AND LOSS ADJUSTMENT EXPENSES

    The reserve for losses and loss adjustment expenses consists of estimates of unpaid reported losses and loss expenses and estimates for losses incurred but not reported. These reserves are based on case basis evaluations and statistical analysis, and are not discounted. For reinsurance assumed, such reserves are based on reports received from ceding companies, supplemented by the Company's estimates of reserves for which ceding company reports have not been received, and the Company's own historical experience. To the extent that the Company's own historical experience is inadequate for estimating reserves, such estimates are determined based upon industry experience and management's judgment. The ultimate liability may vary from such estimates, and any adjustments to such estimates are reflected in income in the period in which they are determined. Losses and loss adjustment expenses are recorded without consideration of potential salvage or subrogation recoveries which are estimated to be immaterial. Such recoveries, when realized, are reflected as a reduction of losses incurred.

    (G) FOREIGN EXCHANGE

    The United States dollar is the functional currency for the Company's foreign business. Gains and losses on the translation into United States dollars of amounts that are denominated in foreign currencies are included in net income. Foreign currency revenue and expenses are translated at average exchange rates during the year. Unhedged monetary assets and liabilities denominated in foreign currencies are translated at the rate of exchange in effect at the balance sheet date.

    (H) INCOME TAXES

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

    (I) EARNINGS PER SHARE DATA

    Earnings per share are computed in accordance with SFAS No. 128, "Earnings per share" (see Note 13 for the Company's earnings per share computations). Basic earnings per share exclude dilution and is computed by dividing income available to common shareholders by the weighted average number of Common Shares outstanding for the periods. Diluted earnings per share reflect the potential dilution that could occur if Preference Shares, Class A and B warrants, nonvested restricted shares and employee stock options were exercised for Common Shares. When a loss occurs, diluted per share amounts are computed using basic average shares outstanding because including dilutive securities would decrease the loss per share and would therefore be anti-dilutive.

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    (J) STOCK OPTIONS

    The Company follows Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB No. 25") and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123") requires use of option valuation models that were not developed for use in valuing employee stock options. Accordingly, under APB No. 25, compensation expense for stock option grants is recognized by the Company to the extent that the fair value of the underlying stock exceeds the exercise price of the option at the measurement date. In addition, under APB
No. 25, the Company does not recognize compensation expense for stock issued to employees under its stock purchase plan.

    In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB No. 25 (the "Interpretation"). The Interpretation became effective July 1, 2000 and is required to be applied prospectively (subject to certain exceptions) to all new awards, modifications to outstanding awards, and changes in employee status after that date. While there are certain exceptions to prospective application, the Company has adopted the Interpretation and its requirements are applied prospectively.

    (K) AMORTIZATION OF INTANGIBLE ASSETS

    Goodwill of acquired businesses represents the difference between the purchase price and the fair value of the net assets of the acquired businesses and is amortized on a straight-line basis over the expected life of the related operations acquired, which generally does not exceed 15 years. The Company recorded goodwill relating to its acquisitions of Hales, AIHC and ART Services and has not allocated any amounts to other intangible assets relating to such acquisitions. The Company evaluates the recoverability of the carrying value of goodwill relating to acquired businesses on an undiscounted basis to ensure it is properly valued. If it is determined that an impairment exists, the excess of the unamortized balance will be charged to earnings at that time.

    In connection with the Company's acquisitions of privately held equity securities recorded under the equity method of accounting, goodwill is amortized on a straight-line basis over 25 years (see Note 2 (n) and Note 4).

    (L) RECLASSIFICATIONS

    The Company has reclassified the presentation of certain prior year information to conform to the current presentation. Such reclassifications had no effect on the Company's net income, shareholders' equity or cash flows.

    (M) RESTATEMENTS

    The Company filed with the Securities and Exchange Commission ("SEC") an amended Form 10-K for the year ended December 31, 2000 and an amended Form 10-Q for the quarter ended March 31, 2001 to restate the financial statements included in such filings. The restatements were required as a result of the Company's acquisition of the remaining ownership interests in ART Services in June 2001. The Company was required under generally accepted accounting principles governing a

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
"step acquisition" of an investee company to retroactively adopt the equity method of accounting for its original minority ownership interest in ART Services for the periods prior to the acquisition and to restate its historical financial results (see Note 3). The accompanying consolidated financial statements include the effects of this required restatement and should be read in conjunction with the restated financial statements contained in such amended SEC filings.

    (N) RECENT ACCOUNTING PRONOUNCEMENTS

    In June 2001, the Financial and Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141 "Business Combinations." SFAS No. 141 establishes accounting and reporting standards for business combinations and requires the purchase method of accounting be applied for all business combinations initiated after June 30, 2001 and eliminates among other things, the pooling-of-interests method. The Company has accounted for its recently completed acquisitions using the purchase method of accounting and does not expect the application of SFAS No. 141 to have any material impact on its financial position or results of operations.

    In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which will become effective for the Company on January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of the amortization of goodwill and the introduction of impairment testing in its place. The adoption of SFAS No. 142 will result in the Company's discontinuation of amortization of its goodwill beginning in 2002. The Company will continue to be required to test goodwill for impairment under the new standard, which could have an adverse effect on future results of operations to the extent an impairment exists. Under SFAS No. 142, goodwill recorded after June 30, 2001 will not be amortized. Goodwill recorded prior to July 1, 2001 has been amortized through the year ended December 31, 2001. The Company did not record goodwill subsequent to June 30, 2001 (see Note 3). In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles such as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. Pursuant to SFAS No. 142, the Company will test goodwill for impairment upon adoption and, if impairment is indicated, record such impairment as a cumulative effect of an accounting change. The Company is currently evaluating the effect that the adoption may have on the consolidated results of operations and financial position. The Company has not yet developed an estimate of the impact of the adoption of SFAS No. 142 on its consolidated results of operations. The Company does believe that the adoption of SFAS No. 142 will not have a material impact on consolidated financial condition.

    In August 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 applies to all long-lived assets (including discontinued operations) and, consequently, amends portions of Accounting Principles Board Opinion No. 30, "Reporting Results of Operations--Reporting the Effects of Disposal of a Segment of a Business." SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and will be adopted by the Company on January 1, 2002. The Company does not expect that the application of SFAS No. 144 will have a material impact on its financial position or results of operations.

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

3. ACQUISITION OF SUBSIDIARIES AND DISPOSITION OF PRIOR REINSURANCE OPERATIONS

    AMERICAN INDEPENDENT INSURANCE HOLDING COMPANY

    On February 28, 2001, the Company completed a transaction pursuant to which the Company acquired all of the common stock of AIHC, previously one of its investee companies (see Note 4). AIHC is a specialty property and casualty insurance holding company that, through its subsidiaries, markets and underwrites nonstandard personal automobile liability and physical damage lines of insurance, primarily in Pennsylvania, as well as in Maryland and Delaware.

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

    Through its wholly owned subsidiaries, including First American Insurance Company ("First American"), an admitted insurer with licenses in 49 states and an A.M. Best rating "A- (Excellent)," ART Services provides insurance and alternative risk transfer services through rent-a-captive and other facilities.

    After the Company's acquisition of its initial 27.9% ownership interest in ART Services in March 1998, the investment was carried at its estimated fair value from the initial purchase through March 31, 2001 in accordance with generally accepted accounting principles. The Company accounted for its initial interest in ART Services under "fair value" because the Company did not have the ability to exercise significant influence over this investment due to the Company's limited voting and consent rights. Upon acquiring the remaining ownership interests in ART Services, the Company was required under generally accepted accounting principles governing a "step acquisition" of an investee company

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

3. ACQUISITION OF SUBSIDIARIES AND DISPOSITION OF PRIOR REINSURANCE OPERATIONS (CONTINUED) to retroactively adopt the equity method of accounting for its original minority ownership interest in ART Services for the periods prior to the acquisition and to restate its historical financial results.

    The required change to the equity method of accounting for this investment resulted in a reduction in the Company's book value at December 31, 2001 in the amount of $3.5 million and decreased net income by $475,000 for the year ended December 31, 2001. Restating the amounts previously reported decreased the net loss for the year ended December 31, 2000 by $729,000 and increased the net loss for the year ended December 31, 1999 by $3.2 million, respectively (see
Note 4).

    PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

    The following unaudited pro forma financial information includes the audited financial information for ART Services and AIHC for the year ended December 31, 2001 and 2000 as if the acquisitions had occurred on January 1, 2000. The unaudited pro forma financial information for the year ended December 31, 2000 excludes the acquisition of Hales (which occurred on December 4, 2000) because it was not significant.

    The pro forma financial information is based upon information available and includes certain assumptions that the Company's management believes are reasonable. The pro forma financial information does not purport to be indicative of the Company's results of operations that would have occurred or resulted had the transactions been completed on such dates nor is the information intended to be a projection of the Company's results of operations or financial condition for any future periods.

                                                 (IN THOUSANDS, EXCEPT SHARE DATA)
                                                         PRO FORMA RESULTS
                                                     YEARS ENDED DECEMBER 31,
                                                 ---------------------------------
                                                      2001              2000
                                                 ---------------   ---------------
Total Revenues.................................     $101,872          $174,139

Net Income (Loss)..............................     $ 24,876          $(20,854)

Basic earnings (loss) per share................     $   1.93          $  (1.58)
Diluted earnings (loss) per share..............     $   1.46          $  (1.58)

    HALES & COMPANY

    On December 4, 2000, the Company acquired substantially all of the assets of Hales Capital Advisors, LLC, a privately held merchant banking firm specializing in the insurance industry. Founded in 1973, Hales is a merger and acquisition advisor to middle-market insurance organizations and the manager of the general partner of Distribution Partners Investment Capital, L.P., a private equity fund with $51 million of committed capital. Distribution Partners focuses on equity investments in insurance distribution and distribution-related service companies. The purchase price for the Hales assets consisted of 300,000 Common Shares (which shares are subject to a two-year lock-up through December 4, 2002) and $1.9 million in cash, representing a total purchase price of approximately $6.4 million (based on the closing market price of the Common Shares on December 4, 2000). Substantially all of this amount is reflected as goodwill.

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

3. ACQUISITION OF SUBSIDIARIES AND DISPOSITION OF PRIOR REINSURANCE OPERATIONS (CONTINUED)
    Hales provides merger and acquisition advisory and valuation services to its clients. Hales' clients include insurance distributors, insurance companies, banks and other financial institutions with interests in insurance distribution.

    GOODWILL RELATING TO ACQUISITIONS

    The carrying amount of goodwill at December 31, 2001 was $26.3 million, consisting of $5.7 million, $13.6 million and $7.0 million, respectively, relating to the acquisitions of Hales, AIHC and ART Services. At December 31, 2000, goodwill consisted of $6.1 million relating to the acquisition of Hales. Amortization of goodwill for the year ended December 31, 2001 was $1.4 million (see Note 2(n)).

    FOLKSAMERICA TRANSACTION

    On May 5, 2000, the Company sold the prior reinsurance operations of Arch Re pursuant to an agreement entered into as of January 10, 2000 with Folksamerica Reinsurance Company and Folksamerica Holding Company (collectively, "Folksamerica"). Folksamerica Reinsurance Company assumed Arch Re's liabilities under the reinsurance agreements transferred in the asset sale and Arch Re transferred to Folksamerica Reinsurance Company assets estimated in an aggregate amount equal in book value to the book value of the liabilities assumed. In consideration for the transfer of Arch Re's book of business, Folksamerica paid $20.084 million (net of a credit equal to $251,000 granted to Folksamerica for certain tax costs) in cash at the closing, subject to post-closing adjustments based on an independent actuarial report of the claim liabilities transferred and an independent audit of the net assets sold. Following the completion of such report and audit, the parties agreed upon net post-closing adjustments in the amount of approximately $3.2 million payable by the Company, which consisted of a $4.2 million reduction in the purchase price less $1 million in net book value of the assets and liabilities actually transferred at closing.

    Under the terms of the agreement, $20 million of the purchase price has been placed in escrow for a period of five years. Such amounts represent restricted funds that appear under a separate caption entitled "Securities held in escrow" on the Company's consolidated balance sheet. These funds will be used to reimburse Folksamerica if the loss reserves (which were $32.3 million at the closing of the asset sale) transferred to it in the asset sale relating to business produced on behalf of Arch Re by a certain managing underwriting agency are deficient as measured at the end of such five-year period or to satisfy certain indemnity claims Folksamerica may have during such period. In connection with the escrow arrangement, the Company would record a loss in an amount equal to any probable deficiency in the related reserve that may become known during or at the end of the five-year period. If such loss reserves are redundant, all of the escrowed funds will be released from escrow to the Company and Folksamerica will pay the Company an amount equal to such redundancy. The agreement also provided that an additional amount of up to $5 million would be placed in escrow for a period of five years to the extent that Arch Re's reserves at closing on all business other than that covered by the $20 million escrow were less by at least a specified amount than those estimated by its independent actuaries. No such supplemental escrow was required.

    As required under the agreement, Folksamerica reported to the Company that adverse development had occurred in the loss reserves subject to the Folksamerica escrow agreement for the period from May 5, 2000 to December 31, 2000. Based on such information and an independent

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

3. ACQUISITION OF SUBSIDIARIES AND DISPOSITION OF PRIOR REINSURANCE OPERATIONS (CONTINUED) actuarial analysis, the Company recorded in the 2000 fourth quarter a loss contingency of $15 million, on a pre-tax basis, to recognize a probable deficiency in such reserves. The actuarial analysis was based on estimates of losses and loss adjustment expenses incurred as of December 31, 2000.

    In February 2002, the Company reached a definitive settlement agreement with Folksamerica to satisfy its obligations under the escrow agreement for consideration of $17.0 million, plus accrued interest income of $1.8 million. Accordingly, during the 2001 fourth quarter, the Company recorded an after-tax benefit of $0.4 million, which consisted of a charge of $2.5 million, offset by a reversal of a related reserve in the amount of $2.9 million. The related reserve had been provided for the purchase of reinsurance, which is no longer required due to the fact that the escrow arrangements have been terminated under the above settlement agreement.

    Under the terms of the agreement, the Company had also purchased in 2000 reinsurance protection covering the Company's transferred aviation business to reduce the net financial loss to Folksamerica on any large commercial airline catastrophe to $5.4 million, net of reinstatement premiums. Although the Company believes that any such net financial loss will not exceed $5.4 million, the Company has agreed to reimburse Folksamerica if a loss is incurred that exceeds $5.4 million for aviation losses under certain circumstances prior to May 5, 2003. The Company also made representations and warranties to Folksamerica about the Company and the business transferred to Folksamerica for which the Company retains exposure for certain periods. Although Folksamerica has not asserted that any amount is currently due under any of the indemnities provided by the Company under the asset purchase agreement, Folksamerica has indicated a potential indemnity claim under the agreement in the event of the occurrence of certain future events. Based on all available information, the Company has denied the validity of any such potential claim.

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

3. ACQUISITION OF SUBSIDIARIES AND DISPOSITION OF PRIOR REINSURANCE OPERATIONS (CONTINUED)

    The net book value gain resulting from the sale of the Company's prior reinsurance operations to Folksamerica was calculated as follows (in thousands):

Consideration received, consisting of the following:
Total liabilities transferred...............................  $514,330
Cash premium received.......................................    16,920
                                                              --------
                                                               531,250
                                                              --------
Assets transferred..........................................   478,687
Amortization of deferred policy acquisition costs...........    23,242
Transaction costs...........................................    21,800
                                                              --------
                                                               523,729
                                                              --------
Pre-tax gain on sale of reinsurance operations..............     7,521
Realized loss on securities transferred at market value.....    (5,330)
                                                              --------
Net pre-tax gain............................................     2,191
Income tax expense (1)......................................     4,137
                                                              --------
Net loss reflected in the consolidated statement of
  income....................................................    (1,946)
Change in net unrealized appreciation of investments, net of
  tax (2)...................................................     5,330
                                                              --------
Comprehensive income and net book value gain................  $  3,384
                                                              ========

------------------------

       (1) The income tax benefit of $1.5 million relating to post-closing adjustments of $4.2 million was offset by an equivalent deferred tax asset valuation allowance.

       (2) The income tax benefit of $1.9 million relating to the realized loss on securities transferred at market value was offset by an equivalent deferred tax asset valuation allowance.

    Transaction costs consisted of the following (in millions):

Severance and other related costs...........................   $11.0
Reinsurance costs...........................................     4.8
Investment banking, legal and accounting fees...............     2.3
Write-off of furniture, equipment and leasehold
  improvements..............................................     1.7
Write-off of lease obligation...............................     1.3
Other.......................................................     0.7
                                                               -----
Total.......................................................   $21.8
                                                               =====

    As of December 31, 2001, accrued and unpaid transaction costs amounted to approximately $477,000. Of such amount, $453,000 relates to the write-off of the Company's lease obligation expected to be paid over the remainder of the lease term expiring in October 2002. During the 2001 fourth quarter, the Company reversed approximately $4.4 million of such accrued and unpaid transaction costs that had been provided for the purchase of reinsurance, which is no longer required due to the fact

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

3. ACQUISITION OF SUBSIDIARIES AND DISPOSITION OF PRIOR REINSURANCE OPERATIONS (CONTINUED) that the purchase price escrow has been terminated under the definitive settlement agreement between the Company and Folksamerica, as described above.

    The GAAP book value of the assets and liabilities transferred to Folksamerica at closing were as follows (in millions):

Fixed maturities, short-term investments and accrued
  interest income...........................................   $249.9
Premiums receivable.........................................    108.6
Reinsurance recoverable.....................................     73.2
Deferred policy acquisition costs...........................     23.2
Deferred income tax asset...................................     13.5
Other insurance assets......................................     47.0
                                                               ------
Total assets................................................   $515.4
                                                               ------
Reserve for losses and loss adjustment expenses.............   $371.6
Net unearned premium reserve................................    103.4
Reinsurance premiums payable................................      9.5
Other insurance liabilities.................................     29.8
                                                               ------
Total liabilities...........................................   $514.3
                                                               ------
Net book value of assets and liabilities transferred........   $  1.1
                                                               ======

    At the closing of the asset sale, Arch Re and Folksamerica entered into a transfer and assumption agreement, under which Folksamerica assumed Arch Re's rights and obligations under the reinsurance agreements transferred in the asset sale. The reinsureds under such agreements were notified that Folksamerica had assumed Arch Re's obligations and that, unless the reinsureds object to the assumption, Arch Re will be released from its obligations to those reinsureds. None of such reinsureds objected to the assumption and, accordingly, the gross liabilities for such business have been removed from the accounts of Arch Re for statutory and GAAP accounting purposes. However, Arch Re will continue to be liable under those reinsurance agreements if the notice is found not to be an effective release by the reinsureds. Folksamerica has agreed to indemnify the Company for any losses arising out of the reinsurance agreements transferred to Folksamerica Reinsurance Company in the asset sale. However, in the event that Folksamerica refuses or is unable to perform its obligations to the Company, Arch Re may incur losses relating to the reinsurance agreements transferred in the asset sale.

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

4. INVESTMENT INFORMATION

    NET INVESTMENT INCOME

    The components of net investment income were derived from the following sources:

                                                           (IN THOUSANDS)
                                                      YEARS ENDED DECEMBER 31,
                                                   ------------------------------
                                                     2001       2000       1999
                                                   --------   --------   --------
Fixed maturities.................................  $ 6,750    $ 9,728    $14,924
Short-term investments...........................    4,969      5,167      5,677
Publicly traded equity securities................      371      1,373      4,019
Privately held securities........................      146        513      1,007
                                                   -------    -------    -------
Gross investment income..........................   12,236     16,781     25,627
Investment expenses..............................      116        858      5,454
                                                   -------    -------    -------
Net investment income............................  $12,120    $15,923    $20,173
                                                   =======    =======    =======

    REALIZED AND UNREALIZED INVESTMENT GAINS (LOSSES)

    Net realized investment gains (losses) were as follows:

                                                          (IN THOUSANDS)
                                                     YEARS ENDED DECEMBER 31,
                                                  ------------------------------
                                                    2001       2000       1999
                                                  --------   --------   --------
Fixed maturities................................  $(2,116)   $(15,550)  $(1,776)
Publicly traded equity securities...............   22,896      30,088    16,798
Privately held securities.......................   (2,398)        177     2,205
                                                  -------    --------   -------
                                                   18,382      14,715    17,227
Loss on fixed maturities included in gain on
  sale of prior reinsurance operations..........       --       5,330        --
                                                  -------    --------   -------
Net realized investment gains...................   18,382      20,045    17,227
Income tax expense..............................    7,242       7,408     6,029
                                                  -------    --------   -------
Net realized investment gains, net of tax.......  $11,140    $ 12,637   $11,198
                                                  =======    ========   =======

    In 2000, net realized gains included $11.0 million of pre-tax losses, or $8.7 million, after-tax, recorded during the 2000 fourth quarter resulting from the restructuring of the Company's investment portfolio in connection with its redomestication to Bermuda on November 8, 2000.

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

4. INVESTMENT INFORMATION (CONTINUED)
    The following tables reconcile estimated fair value and carrying value to the amortized cost of fixed maturities and equity securities:

                                                                       (IN THOUSANDS)
                                                                     DECEMBER 31, 2001
                                                      ------------------------------------------------
                                                      ESTIMATED
                                                      FAIR VALUE
                                                         AND         GROSS        GROSS
                                                       CARRYING    UNREALIZED   UNREALIZED   AMORTIZED
                                                        VALUE        GAINS       (LOSSES)      COST
                                                      ----------   ----------   ----------   ---------
Fixed maturities:
  U.S. government and government agencies...........   $137,861      $2,026       $  (782)   $136,617
  Corporate bonds...................................    239,261       1,414        (1,538)    239,385
  Mortgage and asset backed securities..............     91,147         321          (326)     91,152
                                                       --------      ------       -------    --------
                                                        468,269       3,761        (2,646)    467,154
                                                       --------      ------       -------    --------
Equity securities:
  Publicly traded...................................        235          --          (725)        960
  Privately held....................................     41,608          21            --      41,587
                                                       --------      ------       -------    --------
                                                         41,843          21          (725)     42,547
                                                       --------      ------       -------    --------
  Total.............................................   $510,112      $3,782       $(3,371)   $509,701
                                                       ========      ======       =======    ========

                                                                       (IN THOUSANDS)
                                                                     DECEMBER 31, 2000
                                                      ------------------------------------------------
                                                      ESTIMATED
                                                      FAIR VALUE
                                                         AND         GROSS        GROSS
                                                       CARRYING    UNREALIZED   UNREALIZED   AMORTIZED
                                                        VALUE        GAINS       (LOSSES)      COST
                                                      ----------   ----------   ----------   ---------
Fixed maturities:
  U.S. government and government agencies...........   $ 27,122      $   523      $   (32)   $ 26,631
  Corporate bonds...................................      5,835           92          (14)      5,757
  Mortgage and asset backed securities..............      5,518           57           --       5,461
                                                       --------      -------      -------    --------
                                                         38,475          672          (46)     37,849
                                                       --------      -------      -------    --------
Fixed maturities held in escrow -- municipal
  Bonds.............................................     20,970           84           (1)     20,887
                                                       --------      -------      -------    --------
Equity securities:
  Publicly traded...................................     51,322       26,335           --      24,987
  Privately held....................................     56,418           --       (1,495)     57,913
                                                       --------      -------      -------    --------
                                                        107,740       26,335       (1,495)     82,900
                                                       --------      -------      -------    --------
  Total.............................................   $167,185      $27,091      $(1,542)   $141,636
                                                       ========      =======      =======    ========

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

4. INVESTMENT INFORMATION (CONTINUED)
    Privately held securities consist of the following:

                                                                 (IN THOUSANDS)
                                                                  DECEMBER 31,
                                                  PERCENTAGE   -------------------
                                                  OWNERSHIP      2001       2000
                                                  ----------   --------   --------
CARRIED UNDER THE EQUITY METHOD:
The ARC Group, LLC..............................       27.0%   $ 8,725    $ 8,468
Arx Holding Corp................................       35.2%     3,714      3,514
Island Heritage Insurance Company, Ltd..........       33.4%     4,950      4,534
New Europe Insurance Ventures...................       14.6%       609        642
Sunshine State Holding Corporation..............       23.0%     1,838      1,766
Arch Risk Transfer Services Ltd.................       27.9%        --     12,981
                                                               -------    -------
                                                                19,836     31,905
                                                               -------    -------
CARRIED AT FAIR VALUE:
Stockton Holdings Limited.......................        1.7%    10,000     10,000
Trident II, L.P.................................        2.0%    10,876      6,813
American Independent Insurance Holding Company..                    --      7,350
Distribution Investors, LLC.....................        2.5%       896        100
GuideStar Health Systems, Inc...................        2.6%         0        250
                                                               -------    -------
                                                                21,772     24,513
                                                               -------    -------
Total...........................................               $41,608    $56,418
                                                               =======    =======

    The Company had investment commitments relating to its privately held securities in the amounts of $3.7 million and $22.6 million at December 31, 2001 and 2000, respectively.

    Goodwill in privately held equity securities at December 31, 2001 and 2000 was $7.6 million and $8.0 million, respectively. Amortization of goodwill included in equity in net income (loss) of investees in 2001, 2000 and 1999, was approximately $0.4 million in each year (see Note 2(n)).

    Set forth below is certain information relating to the Company's investments and investment commitments in privately held securities at December 31, 2001.

    INVESTMENTS CARRIED UNDER THE EQUITY METHOD:

    THE ARC GROUP, LLC

    In 1997, the Company acquired a 27.0% economic and voting interest in The ARC Group, LLC ("ARC") for approximately $9.5 million. ARC, founded in 1986, is an independent wholesale insurance broker and managing general agent specializing in the placement of professional liability insurance, primarily directors and officers' liability coverage. The Company is a co-investor with MMRCH, MMC Capital, Inc.'s ("MMC Capital") parent, and ARC's founders, who continue to have managerial control over the daily operations.

    The Company records its equity in the operating results of ARC on a two-month lag basis and has received cumulative distributions from ARC in the amount of $8.5 million, which have been recorded as reductions to the carrying value of the investment.

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

4. INVESTMENT INFORMATION (CONTINUED)
    ARX HOLDING CORP.

    In December 1997, the Company acquired a 35.2% economic and voting interest in Arx Holding Corp. ("ARX") for $2,425,000. ARX, through its wholly owned subsidiary American Strategic Insurance Corp., underwrites homeowners policies in the State of Florida produced in the open market, and may also seek to offer other lines of insurance in Florida and other states. The investment in Arx is recorded under the equity method of accounting and the Company records the operating results of Arx on a quarter-lag basis.

    ISLAND HERITAGE INSURANCE COMPANY, LTD.

    In 1996, the Company acquired a 33.4% economic interest (9.75% voting interest) in Island Heritage Insurance Company, Ltd. ("Island Heritage"), a Cayman Islands insurer, for an aggregate purchase price of $4.5 million. Island Heritage commenced operations in May 1996 as an insurer of high value personal and commercial property insurance in the Caribbean. Certain directors of the Company and other investors invested in the securities of Island Heritage at the same per share price as that paid by the Company. In February 1999, the Company made an additional investment in Island Heritage in the amount of approximately $1.0 million.

    The investment in Island Heritage is recorded under the equity method of accounting and the Company records the operating results of Island Heritage on a quarter-lag basis.

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

    During June 2000, the partners of NEIV determined to attempt to sell NEIV's current investment holdings, and that further investments in existing portfolio companies may be made but only on an exceptional basis and as part of a clear exit strategy.

    The Company's $609,000 investment balance at December 31, 2001 represents four investments in Eastern Europe in insurance related companies. The Company's remaining unfunded commitment remaining at December 31, 2001 was approximately $3.2 million.

    SUNSHINE STATE HOLDING CORPORATION

    In 1997, the Company acquired a 21.5% economic and voting interest in Sunshine State Holding Corporation ("Sunshine State") for $1.4 million. The investment in Sunshine State is recorded under the equity method of accounting and the Company records the operating results of Sunshine State on a quarter-lag basis.

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

4. INVESTMENT INFORMATION (CONTINUED)
    Sunshine State and its subsidiaries, which includes Sunshine State Insurance Company, a Florida-domiciled insurer, underwrite homeowners policies in the State of Florida obtained from the Florida Residential Property and Casualty Joint Underwriting Association in accordance with the Market Challenge Program of the Florida Department of Insurance. Sunshine State also insures homeowners policies produced through the open market and offers other lines of insurance in Florida and other states.

    ARCH RISK TRANSFER SERVICES LTD.

    The Company owned approximately 27.9% of ART Services through June 22, 2001. On such date, the remaining ownership interests in ART Services were acquired by the Company and, accordingly, the financial results of ART Services have been consolidated with the Company (see Note 3).

    INVESTMENTS CARRIED AT FAIR VALUE:

    STOCKTON HOLDINGS LIMITED

    In June 1998, the Company acquired for $10 million a 1.7% interest in Stockton Holdings Limited ("Stockton"), a Cayman Islands insurance holding company. Stockton conducts a world-wide reinsurance business through its wholly owned subsidiary, Stockton Reinsurance Limited. The Company's investment was made as part of a private placement by Stockton.

    TRIDENT II, L.P.

    Trident II, L.P. ("Trident II") is an investment partnership, which makes private equity and equity related investments in the global insurance, reinsurance and related industries. The fund targets investments in existing companies that are in need of growth capital or are under performing as well as in newly formed companies.

    On June 4, 1999, the Company committed to invest $25 million as a limited partner of Trident II a partnership managed by MMC Capital. On November 8, 2001, the Company was released from its remaining $11.0 capital commitment to Trident II pursuant to an agreement entered into between ACGL, the principal investors, The Trident Partnership, LP. ("Trident"), Trident II, and MMRCH (see Note 8).

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

    During the year ended December 31, 2001, the Company funded $6.5 million of its investment commitment to Trident II and wrote-down its carrying value in Trident II by $2.1 million. Fees and expenses of $404,000, $375,000 and $250,000 were paid in 2001, 2000 and 1999, respectively, to MMC Capital relating to its management of Trident II.

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

4. INVESTMENT INFORMATION (CONTINUED)
    AMERICAN INDEPENDENT INSURANCE HOLDING COMPANY

    On February 28, 2001, the Company completed a transaction pursuant to which the Company acquired all of the common stock of AIHC. In connection with the acquisition, the Company's outstanding loans to AIHC were contributed to AIHC's capital and the Company also returned certain warrants to purchase shares of AIHC (see Note 3).

    DISTRIBUTION INVESTORS, LLC

    In connection with the Company's acquisition of Hales, the Company has committed to invest approximately $1.5 million as a member of Distribution Investors, LLC ("Distribution Partners"), which is the general partner of Distribution Partners Investment Capital, L.P. (the "Fund"), a private equity fund affiliated with Hales. As part of the transaction, the Company also acquired Hales' existing $100,000 investment in Distribution Investors. For the year ended December 31, 2001, the Company funded $836,000 of its capital commitment to the Fund. Distribution Investors, at $51 million of total committed capital, focuses on equity investments of $3 million to $10 million in insurance distribution and distribution-related service companies.

    FIXED MATURITIES

    Contractual maturities of fixed maturities at December 31, 2001 are shown below. Expected maturities, which are management's best estimates, will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                             (IN THOUSANDS)
                                                            DECEMBER 31, 2001
                                                          ---------------------
                                                          ESTIMATED
                                                            FAIR      AMORTIZED
                                                            VALUE       COST
                                                          ---------   ---------
Available for sale:
  Due in one year or less...............................  $  9,351    $ 10,438
  Due after one year through five years.................   322,923     321,315
  Due after five years through 10 years.................    34,751      31,445
  Due after 10 years....................................    10,097      12,804
                                                          --------    --------
                                                           377,122     376,002
  Mortgage and asset-backed securities..................    91,147      91,152
                                                          --------    --------
Total...................................................  $468,269    $467,154
                                                          ========    ========

    As of December 31, 2001, the weighted average contractual and expected maturities of the fixed maturity investments, based on fair value, were
3.2 years and 1.9 years, respectively.

    Proceeds from the sale of fixed maturities during 2001, 2000 and 1999 were approximately $183 million, $228 million and $270 million, respectively. Gross gains of $2,668,000, $1,097,000 and $1,522,000 were realized on those sales during 2001, 2000 and 1999, respectively. Gross losses of $4,784,000, $16,647,000 (of which $7,611,000 million related to losses resulting from restructuring the Company's investment portfolio in connection with its redomestication to Bermuda in November 2000) and $3,298,000 were realized during 2001, 2000 and 1999, respectively.

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

4. INVESTMENT INFORMATION

    Approximately 100% of the fixed maturity investments held by the Company at December 31, 2001 were rated investment grade by Standard & Poor's Corporation or Moody's Investors Service, Inc.

    There were no investments in any entity in excess of 10% of the Company's shareholders' equity at December 31, 2001 other than investments issued or guaranteed by the United States government or its agencies.

    SECURITIES PLEDGED AND ON DEPOSIT

    At December 31, 2001, securities with a face amount of $15.3 million were on deposit with the Insurance Department of the State of Nebraska and other states in order to comply with insurance laws.

5. RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

    The following table represents an analysis of losses and loss adjustment expenses and a reconciliation of the beginning and ending reserve for losses and loss adjustment expenses for the years indicated:

                                                                      (IN THOUSANDS)
                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
Reserve for losses and loss adjustment expenses at beginning
  of year...................................................        --   $364,554   $216,657
Unpaid losses and loss adjustment expenses recoverable......        --    (55,925)   (30,468)
                                                              --------   --------   --------
Net unpaid losses and loss adjustment expenses at beginning
  of year...................................................        --    308,629    186,189
Increase in net losses and loss adjustment expenses incurred relating to losses occurring in:
    Current year............................................  $ 23,025     73,563    275,455
    Prior years.............................................       423      2,700     30,386
                                                              --------   --------   --------
        Total net incurred losses and loss expenses.........    23,448     76,263    305,841
Net losses and loss adjustment expense reserves acquired....    14,320         --         --
Less net losses and loss adjustment expenses paid relating
  to losses occurring in:
    Current year............................................    10,635    311,330     95,367
    Prior years.............................................     4,068     73,562     88,034
                                                              --------   --------   --------
        Total net paid losses...............................    14,703    384,892    183,401
Net reserve for losses and loss adjustment expenses at end
  of year...................................................    23,065         --    308,629

Unpaid losses and loss adjustment expenses recoverable......    90,442         --     55,925
                                                              --------   --------   --------
Reserve for losses and loss expenses at end of year.........  $113,507   $     --   $364,554
                                                              ========   ========   ========

    The Company believes that its exposure, if any, to environmental impairment liability and asbestos-related claims was minimal since no business had been written for periods prior to 1996.

    Subject to the following, the Company believes that the reserves for unpaid losses and loss adjustment expenses are adequate to cover the ultimate cost of losses and loss adjustment expenses

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

5. RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES (CONTINUED) incurred through December 31, 2001. The reserves are based on estimates of losses and loss adjustment expenses incurred and, therefore, due to the inherent uncertainties of estimating claims and claims expense the ultimate reserves may be more or less than such estimates. To the extent reserves prove to be inadequate, the Company may have to augment such reserves and incur a charge to earnings. Such a development could occur and result in a material charge to earnings or stockholders' equity in future periods. Actual losses and loss adjustment expenses paid may deviate, perhaps materially, from estimates reflected in the Companies reserves reported in its financial statements.

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

6. REINSURANCE

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

                                                        (IN THOUSANDS)
                                                   YEARS ENDED DECEMBER 31,
                                                ------------------------------
                                                  2001       2000       1999
                                                --------   --------   --------
PREMIUMS WRITTEN:
Direct........................................  $117,406         --         --
Assumed.......................................     1,796   $102,034   $386,848
Ceded.........................................   (82,986)   (19,731)   (80,122)
Unearned premium portfolio transfer and
  assumption..................................        --    (92,907)        --
                                                --------   --------   --------
Net...........................................  $ 36,216   $(10,604)  $306,726
                                                ========   ========   ========
PREMIUMS EARNED:
Direct........................................  $110,022         --         --
Assumed.......................................       619   $107,404   $380,880
Ceded.........................................   (79,723)   (19,874)   (69,512)
                                                --------   --------   --------
Net...........................................  $ 30,918   $ 87,530   $311,368
                                                ========   ========   ========

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

6. REINSURANCE (CONTINUED)

                                                        (IN THOUSANDS)
                                                   YEARS ENDED DECEMBER 31,
                                                ------------------------------
                                                  2001       2000       1999
                                                --------   --------   --------
LOSSES AND LOSS ADJUSTMENT EXPENSES INCURRED:
Direct........................................  $ 99,761         --         --
Assumed.......................................     1,091   $ 88,676   $348,979
Ceded.........................................   (77,404)   (12,413)   (43,138)
                                                --------   --------   --------
Net...........................................  $ 23,448   $ 76,263   $305,841
                                                ========   ========   ========

7. INCOME TAXES

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

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

7. INCOME TAXES (CONTINUED)
    The components of income taxes attributable to operations for the years ended December 31, 2001, 2000 and 1999 were as follows:

                                                           (IN THOUSANDS)
                                                      YEARS ENDED DECEMBER 31,
                                                   ------------------------------
                                                     2001       2000       1999
                                                   --------   --------   --------
Current (benefit) expense:
  U.S. Federal...................................  $   506         --    $ (9,021)
  U.S. State.....................................      150         --          --
  Non-U.S........................................       --         --          --
                                                   -------     ------    --------
                                                   $   656         --    $ (9,021)
                                                   -------     ------    --------
Deferred (benefit) expense:
  U.S. Federal...................................    1,472     $8,515     (11,925)
  U.S. State.....................................       --         --          --
  Non-U.S........................................       --         --          --
                                                   -------     ------    --------
                                                     1,472      8,515     (11,925)
                                                   -------     ------    --------
Total income tax (benefit) expense...............  $ 2,128     $8,515    $(20,946)
                                                   =======     ======    ========

    A reconciliation from the federal statutory income tax rate of 35% to the Company's effective tax rate for the years ended December 31, 2001, 2000 and 1999 follows:

                                                           (IN THOUSANDS)
                                                      YEARS ENDED DECEMBER 31,
                                                   ------------------------------
                                                     2001       2000       1999
                                                   --------   --------   --------
Income tax (benefit) expense computed on pre-tax
  income at the federal statutory rate...........  $ 8,450     $  176    $(19,670)
  Valuation allowance............................   (8,518)     5,650          --
  Write-off of deferred tax asset................      251      2,993          --
  Goodwill.......................................      360         --          --
  Tax-exempt investment income...................      (12)      (341)       (733)
  Dividend received deduction....................       --       (250)       (958)
  Limitation on executive compensation...........       --        397          --
  Foreign (income) loss..........................      880       (278)         --
  Other..........................................      717        168         415
                                                   -------     ------    --------
  Income tax expense (benefit)...................  $ 2,128     $8,515    $(20,946)
                                                   =======     ======    ========

    The Company had no current federal tax expense or benefit for the years ended December 31, 2001 and 2000 due to its net operating losses and the full utilization of the two year carry-back provision at December 31, 1999. During 2000, the Company recovered $8.6 million of previously paid income taxes. Actual federal income taxes paid in 1999 was $1.9 million. The amount paid in 1999 was the final installment related to the 1998 tax return.

    The Company has net operating loss carryforwards totaling $43.3 million at December 31, 2001. Such net operating losses are currently available to offset future taxable income of the Company and

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

7. INCOME TAXES (CONTINUED)
expire between 2011 and 2021. The Company also has an alternative minimum tax ("AMT") credit carryforward in the amount of $1.0 million which can be carried forward without expiration.

    On November 20, 2001, the Company underwent an ownership change for U.S. federal income tax purposes as a result of the investment led by Warburg Pincus funds and Hellman & Friedman funds. As a result of this ownership change, limitations are imposed upon the utilization of existing net operating losses.

    In 2000, upon the Company's redomestication to Bermuda, Arch-U.S. distributed substantially all of its public equity of $21.0 million. The associated income tax expense of $7.4 million reduced the Company's net operating loss carryforwards by a corresponding amount. However, for financial reporting purposes, since the securities had not been sold to an unrelated third party, the realized gain was deferred and was reported as unrealized appreciation in the consolidated financial statements. Accordingly, the related income tax expense was also deferred and reduced unrealized appreciation in the consolidated financial statements. In 2001, the Company divested its public equity portfolio in its entirety and, accordingly, has recognized U.S. federal income tax expense of $7.4 million in its consolidated financial statements. In addition, in 2000, the Company had written off $2.0 million of deferred tax assets relating to losses recognized in the consolidated financial statements on the Company's privately held investments, which amount will not be deductible in future U.S. income tax returns since Arch-U.S. distributed these investments to ACGL, its Bermuda parent.

    Deferred income tax assets and liabilities reflect temporary differences based on enacted tax rates, between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Significant components of the Company's deferred income tax assets and liabilities as of December 31, 2001 and 2000 were:

                                                               (IN THOUSANDS)
                                                                DECEMBER 31,
                                                             -------------------
                                                               2001       2000
                                                             --------   --------
Deferred income tax assets:
  Net operating loss.......................................  $15,151     $7,215
  Reserve for loss of escrowed assets......................    5,950      5,250
  AMT credit carryforward..................................      965        651
  Discounting of net unpaid loss reserves..................      335         --
  Net unearned premium reserve.............................    1,975         --
  Unrealized loss on marketable securities.................       --        606
  Compensation liabilities.................................       --        250
  Other, net...............................................    1,403         48
                                                             -------     ------
Total deferred tax assets..................................   25,779     14,020
                                                             -------     ------
Deferred income tax liabilities:
  Equity in net income on investees, net...................     (551)      (117)
  Deferred policy acquisition cost.........................   (1,718)        --
  Net unrealized appreciation of investments...............     (240)       (61)
                                                             -------     ------
Total deferred tax liabilities.............................   (2,509)      (178)
                                                             -------     ------
Valuation allowance........................................   (9,554)    (5,650)
                                                             -------     ------
Net deferred income tax asset..............................  $13,716     $8,192
                                                             =======     ======

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

7. INCOME TAXES (CONTINUED)
    As of December 31, 2001, the Company has provided a valuation allowance to reduce certain deferred tax assets to an amount which management expects to more likely than not be realized. In addition, as a result of the Company's pursuit of U.S.-based underwriting operations, which included an increase in the Company's on-shore investment portfolio, the Company reversed a valuation allowance on certain other deferred tax assets and recorded a benefit of $7.8 million for the year ended December 31, 2001.

    As of December 31, 2000, the Company had a valuation allowance of $5.7 million that adjusted the net deferred income tax asset to its estimated realizable value of $8.2 million. Deferred income tax expense for the year ended December 31, 2000 included a charge for such allowance of $5.7 million.

8. AGREEMENTS WITH RELATED PARTIES

    On November 8, 2001, ACGL, the principal investors, Trident, Trident II, MMRCH and employee co-investment funds affiliated with MMRCH entered into an agreement. Under this agreement, the Warburg Pincus investors assigned their right and commitment to purchase $35.0 million of the preference shares and Class A Warrants to Trident II and the co-investment funds. MMRCH agreed to exchange all of its existing Class A Warrants for newly issued Common Shares (assuming that they had been exercised pursuant to a cashless exercise) and to exchange all of its Class B Warrants for cash at a price equal to $7.50 per Class B Warrant (see Note 12).

    In addition, the board observer and board nomination rights of MMRCH and Trident were terminated, and the Company was also released from its remaining $11.0 million capital commitment to Trident II for new investments. During 1999, the Company had committed to invest $25 million as a limited partner in Trident II, a partnership managed by MMC Capital.

    Effective July 1, 1999, the Company amended its investment advisory agreement with MMC Capital, which governs management of the Company's portfolio of public equity securities ("Public Portfolio") and a portion of its portfolio of privately held equity securities, primarily in issuers engaged in, or providing services to, the insurance and reinsurance business ("Private Portfolio"). MMC Capital is also an investment advisor to Trident, a dedicated insurance industry private equity fund organized by MMC Capital and other sponsors. MMC Capital's direct parent, MMRCH, owns 1,632,231 shares, or approximately 12% of the outstanding Common Shares. At December 31, 2001, Trident owns 250,000 shares, or approximately 2%, of the outstanding Common Shares, and Class A warrants to purchase 1,386,079 Common Shares.

    Pursuant to the amended agreement, which has a term of four years (subject to renewal or early termination under certain circumstances), MMC Capital provides the Company with investment management and advisory services with respect to investments in the Private Portfolio whose value exceeds
(i) $10 million during the first year of the term, (ii) $15 million during the second year of the term, and (iii) $20 million during the third and fourth years of the term. Under such amendments, the Company pays MMC Capital an annual fee equal to (x) 20% (previously 7.5%) of cumulative net realized gains including dividends, interest and other distributions, received on the Private Portfolio over (y) cumulative compensation previously paid in prior years on cumulative net realized gains (as defined in the agreement) on the Private Portfolio managed by MMC Capital, but the Company will not pay MMC Capital a management fee (previously 1.5% per annum of the quarterly carrying value of the Private Portfolio). With respect to the management of the Company's Public Portfolio, the Company pays MMC Capital a fee equal to 0.50% of the first $50 million under MMC Capital's

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

8. AGREEMENTS WITH RELATED PARTIES (CONTINUED) management and 0.35% of all amounts in excess of $50 million (subject to a minimum fee of $250,000 per annum). Fees incurred under the agreements during fiscal years 2001, 2000 and 1999 were approximately $262,000, $298,000 and $1.5 million, respectively. In connection with its amended investment advisory agreement with MMC Capital, the Company receives from MMC Capital $1.25 million per annum during the initial four-year term, subject to certain conditions.

    On June 22, 2001, the Company completed the acquisition of all of the remaining ownership interests in one of its investee companies, ART Services, for a purchase price of approximately $38.8 million. Of such amount, $38.4 million was paid in cash to MMRCH and Trident in return for their interests in ART Services and the balance was paid in the form of Common Shares to certain management shareholders of ART Services (see Note 3).

    Commencing in 1996, MMC Capital subleased office space from the Company for a term expiring in October 2002. Future minimum rental income, exclusive of escalation clauses and maintenance costs, under the remaining term of the sublease will be approximately $832,000. Rental income was $1,032,000, $636,000 and $430,000 in 2001, 2000 and 1999, respectively.

    As of December 31, 2001, the Company has committed to invest approximately $1.5 million as a member of the general partner of a fund affiliated with Hales (see Note 4).

    On March 2, 2000, the Company repurchased from XL Capital, then its single largest shareholder, all of the Common Shares held by XL Capital in a transaction described in Note 12.

    Prior to sale of the Company's reinsurance operations on May 5, 2000, affiliates of MMC Capital's ultimate parent, Marsh & McLennan Companies, Inc. ("Marsh"), acted as reinsurance intermediaries to Arch Re as indicated in
Note 15. The Company has also utilized affiliates of Marsh as insurance brokers for the Company's insurance needs.

    The Company also agreed to provide a loan to the Chairman of the Board of Directors of the Company, which will be used to pay income and self-employment taxes on restricted shares granted to him on October 23, 2001 (see Note 9).

    In addition, the Company has made investments in entities in which affiliates of Marsh, Trident and XL Capital have invested (see Note 4).

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

9. COMMITMENTS

    LEASES

    At December 31, 2001, the future minimum rental commitments, exclusive of escalation clauses and maintenance costs and net of rental income for all of the Company's operating leases with remaining non-cancelable terms in excess of one year are as follows:

                                                              (IN THOUSANDS)
                                                              --------------
2002........................................................      $1,213
2003........................................................         918
2004........................................................         931
2005........................................................         902
2006........................................................       1,117
Thereafter..................................................          --
                                                                  ------
                                                                  $5,081
                                                                  ======

    All of these leases are for the rental of office space, with expiration terms that range from 2002 to 2006. During 2001, 2000 and 1999, rental (income) expense, net of income from subleases, was approximately ($132,000), $190,000 and $576,000, respectively.

    EMPLOYMENT AND OTHER ARRANGEMENTS

    At December 31, 2001, the Company has entered into employment agreements with certain of its executive officers for periods extending up to October 2006. Such employment arrangements provide for compensation in the form of base salary, annual bonus, stock-based awards, participation in the Company's employee benefit programs and the reimbursements of expenses.

    The Company has agreed to make a loan of up to $13.5 million to the Chairman of the Board of Directors of the Company, which will be used to pay income and self-employment taxes, payable in April 2002, on restricted shares granted to him on October 23, 2001 (see Note 10).

10. STOCK AND STOCK OPTION PLANS

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

    In April 1999, the Company adopted the 1999 Long Term Incentive and Share Award Plan (the "1999 Stock Plan"). The 1999 Stock Plan, like its predecessor, is intended to provide incentives to attract, retain and motivate employees and directors in order to achieve the Company's long-term growth and profitability objectives. The 1999 Stock Plan provides for the grant to eligible employees and directors of stock options, stock appreciation rights, restricted shares, restricted share units payable in Common Shares or cash, stock awards in lieu of cash awards, dividend equivalents and other stock

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

10. STOCK AND STOCK OPTION PLANS (CONTINUED) based awards. The 1999 Stock Plan also provides the non-employee directors with the opportunity to receive the annual Board retainer fee in Common Shares. An aggregate of 900,000 Common Shares has been reserved for issuance under the 1999 Stock Plan (of which no more than 300,000 of such shares may be issued pursuant to grants of restricted shares, restricted share units, performance shares and performance units), subject to anti-dilution adjustments in the event of certain changes in the Company's capital structure.

    At December 31, 2001, substantially all of the shares reserved for issuance under the 1995 and 1999 Stock Plans had been issued.

    In October 2001, the Company adopted the 2001 Long Term Incentive Plan for New Employees (the "2001 Stock Plan"). The 2001 Stock Plan is intended to provide incentives to new employees as an inducement essential to such employees entering into employment arrangements with the Company. An aggregate of 4,600,000 common shares has been reserved for issuance under the 2001 Stock Plan.

    RESTRICTED COMMON SHARES

    During 2001, 2000 and 1999, the Company granted an aggregate of 627,949, 74,218, and 2,500 shares, respectively, of restricted shares for financial statement purposes. In addition, the Chairman of the Board of the Company was granted a total of 1,689,629 restricted shares. Of such amount, 1,668,157 restricted shares were granted on October 23, 2001 and 21,472 restricted shares were granted on November 19, 2001. These grants could be rescinded if they are not approved by the Company's shareholders prior to October 23, 2002, and, accordingly, are not reflected in the Company's consolidated financial statements at December 31, 2001. The Company records deferred compensation equal to the market value of the shares at the measurement date, which is amortized and charged to income over the vesting period. The deferred compensation was $10.5 million, $1.1 million and ($117,000), and the amortization of the deferred compensation was $2.6 million, $1.1 million and $628,000, for 2001, 2000 and 1999, respectively. The issuance of restricted shares and amortization thereon has no effect on consolidated shareholders' equity.

    STOCK OPTIONS

    The Company generally issues stock options to officers and directors, with exercise prices equal to the fair market values of the Common Shares on the grant dates. Options to officers generally vest and become exercisable in three equal installments commencing on the grant date and thereafter on the first and second anniversary thereof and expire ten years after the grant date. Initial options granted to non-employee directors vest and become exercisable in three equal installments, commencing on the grant date and annually thereafter. Annual options granted to non-employee directors in office on January 1 of each year vest on the first anniversary of the grant date.

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

10. STOCK AND STOCK OPTION PLANS (CONTINUED)
    Information relating to the Company's stock options is set forth below:

                                                 YEARS ENDED DECEMBER 31,
                                           ------------------------------------
                                              2001         2000         1999
                                           ----------   ----------   ----------
NUMBER OF OPTIONS
Outstanding, beginning of year...........   1,222,775    1,281,356    1,347,075
Granted..................................   2,898,036      146,000       18,800
Canceled.................................     (52,500)    (204,581)     (84,519)
Exercised................................          --           --           --
Outstanding, end of year.................   4,068,311    1,222,775    1,281,356
Exercisable, end of year.................   2,698,052    1,122,000      683,388

AVERAGE EXERCISE PRICE
Granted..................................  $    19.97   $    15.13   $    17.25
Canceled.................................  $    15.33   $    21.02   $    21.81
Exercised................................          --           --           --
Outstanding, end of year.................  $    20.09   $    20.18   $    20.90
Exercisable, end of year.................  $    19.83   $    20.23   $    20.45

    Exercise prices for options outstanding at December 31, 2001 ranged from $12.66 to $24.25. The weighted-average remaining contractual life of these options is approximately eight years.

    PRO FORMA INFORMATION

    As provided under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has elected to continue to account for stock-based compensation in accordance with APB No. 25 and has provided the required additional pro forma disclosures. Such information has been determined for the Company as if the Company had accounted for its employee stock options under the fair value method of this statement. The fair value for the Company's employee stock options has been estimated at the date of grant using a Black-Scholes option valuation model, with the following weighted-average assumptions for options issued in 2001, 2000 and 1999, respectively: dividend yield of 0.0% for 2001, 2000 and 1999; expected volatility of 41.0% in 2001, 32.0% in 2000 and 25.0% in 1999;
risk free interest rate of 4.0% in 2001, 5.0% in 2000 and 6.5% in 1999; and an average expected option life of six years for 2001, 2000 and 1999. The weighted-average fair value of options granted during the years ended
December 31, 2001, 2000 and 1999 was $26.0 million, $866,000 and $123,000, respectively.

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

10. STOCK AND STOCK OPTION PLANS (CONTINUED)
    For purposes of the required pro forma information, the estimated fair value of employee stock options is amortized to expense over the options' vesting period. The Company's net income (loss) and net income (loss) per share would have been adjusted to the pro forma amounts indicated below:

                                                          (IN THOUSANDS,
                                                      EXCEPT PER SHARE DATA)
                                                     YEARS ENDED DECEMBER 31,
                                                  ------------------------------
                                                    2001       2000       1999
                                                  --------   --------   --------
Net income (loss), as reported..................  $22,016    $(8,012)   $(35,636)
Pro forma net income (loss).....................  $16,378    $(9,902)   $(37,294)
Earnings (loss) per share as reported:
  Basic.........................................  $  1.71    $ (0.61)   $  (2.09)
  Diluted.......................................  $  1.29    $ (0.61)   $  (2.09)
Pro forma earnings (loss) per share:
  Basic.........................................  $  1.27    $ (0.75)   $  (2.18)
  Diluted.......................................  $  0.96    $ (0.75)   $  (2.18)

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

    The effect on net income and earnings per share after applying SFAS
No. 123's fair valuation method to stock issued to employees under the Company's Employee Stock Purchase Plan does not materially differ from the pro forma information set forth above with respect to the Company's employee stock options.

11. RETIREMENT PLANS

    For employee retirement benefits, the Company maintains defined contribution retirement plans, which vary for each subsidiary. Contributions are based on the participants' eligible compensation. In 2001, 2000 and 1999, the Company expensed $0.4 million, $0.3 million and $0.6 million, respectively, related to these retirement plans.

12. SHARE CAPITAL

    The authorized share capital of the Company consists of 200,000,000 common shares, par value U.S. $0.01 per share, and 50,000,000 preferred shares, par value U.S. $0.01 per share. Prior to the reorganization described in Note 1, authorized share capital of Arch-U.S. consisted of 80,000,000 shares

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

12. SHARE CAPITAL (CONTINUED)
of common stock, par value U.S. $0.01 per share, and 20,000,000 shares of preferred stock, par value U.S. $0.01 per share.

    At December 31, 2001, the bye-laws of ACGL contained a provision limiting the voting rights of any person who owns (directly, indirectly or constructively under the United States Internal Revenue Code) Common Shares with more than 9.9% of the total voting power of all shares entitled to vote generally at an election of directors to 9.9% of such voting power. This provision will not restrict the ability of any person holding Common Shares that were either
(1) converted from shares of Arch-U.S. owned on September 8, 2000 or (2) issued upon exercise of warrants owned by such person on September 8, 2000 which were assumed by ACGL, from voting such shares except with respect to the election of directors. This provision is intended to prevent ACGL from being characterized as a controlled foreign corporation which could cause U.S. persons owning 10% or more of the Common Shares to suffer adverse U.S. tax consequences.

    The bye-laws of ACGL also contained a provision limiting the rights of any group (within the meaning of the United States Securities Exchange Act of 1934) that owns shares with more than 9.9% of the total voting power of all shares entitled to vote generally at an election of directors to 9.9% of such voting power. This provision will not restrict (a) the ability of any such group holding Common Shares that were converted from shares of Arch-U.S. by such person on September 8, 2000 or acquired upon exercise of warrants owned by such person on September 8, 2000 which were assumed by ACGL or (b) any person or group that the board of directors, by the affirmative vote of at least 75% of the existing board, may exempt from this provision, from voting such shares.

    See Note 18--Subsequent Event.

    XL CAPITAL SHARE REPURCHASE

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

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

12. SHARE CAPITAL

    SERIES A CONVERTIBLE PREFERENCE SHARES AND CLASS A WARRANTS

    On November 20, 2001, the Company issued 35,687,735 preference shares and 3,776,025 Class A Warrants for $763.2 million in cash. The purchase price for the preference shares and Class A Warrants paid at closing was based on book value of the Common Shares at June 30, 2001. Subject to the limitation described below, each preference share will be convertible into one Common Share. This conversion ratio is subject to customary anti-dilution protection. The preference shares vote, together with the Common Shares, on an as-converted basis.

    The purchase price may be subject to a post-closing adjustment based on an audit of the Company's balance sheet as of June 30, 2001. In addition, if on or prior to September 19, 2005 (1) the closing price of the Common Shares is at least $30.00 per share for at least 20 out of 30 consecutive trading days or
(2) a change of control occurs, the purchase price under the subscription agreement will be adjusted downward by $1.50 per preference share purchased. The purchase price under the subscription agreement will also be adjusted based on actual loss experience on the Company's pre-closing insurance operations and certain other balance sheet developments during the period from July 1, 2001 through the second anniversary of closing (or such earlier date as is agreed upon by the investors and the Company), with the possibility of a limited further adjustment thereafter based on specified tax and other matters. Any purchase price adjustment in favor of the investors will be made through the issuance of additional preference shares.

    Pursuant to the Company's bye-laws (until amended by the shareholders), each investor's voting rights were limited to 9.9% of the total voting power of all outstanding voting shares. In addition, prior to shareholder approval, conversion of the preference shares was limited so that the amount of Common Shares issued did not exceed the amount permitted to be issued under Nasdaq rules without shareholder approval. See Note 18--Subsequent Event. Finally, prior to regulatory approval, conversion of the preference shares will be limited so that the amount of Common Shares issued does not exceed the amount permitted to be issued without regulatory approval. If the shareholder or regulatory approvals are not obtained, or if the ultimate purchase price adjustment exceeds $250.0 million, at the investors' option, the preference shares will become convertible into a pro rata portion (assuming that all issued preference shares are convertible) of the shares of a newly-formed subsidiary of the Company that will hold all of the Company's core insurance and reinsurance operations.

    As a condition to the obligations of the investors to purchase the securities, the Company has entered into a shareholders agreement with the investors (the "Shareholders Agreement"). Pursuant to the Shareholders Agreement, since the closing, Warburg Pincus has the right to designate one director for appointment to the Company's Board and H&F has the right to designate one director for appointment to the Company's Board. In addition, after receipt of the shareholder and regulatory approvals described above, Warburg Pincus and H&F will have the right to designate additional directors. After giving effect to the resignations and appointments contemplated, designees of Warburg Pincus and H&F collectively will constitute a majority of the Board of Directors. The Shareholders Agreement also provided the investors with certain registration rights.

    Pursuant to the subscription agreement, the Company agreed to hold a special meeting of its shareholders, (1) to approve the issuance of such number of Common Shares issuable upon conversion of the preference shares, that together with the number of Common Shares issuable upon exercise of the Class A Warrants, is in excess of the amount that may be issued without shareholder approval under the Nasdaq Stock Market rules, (2) to approve the adoption of amendments to the Company's

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

12. SHARE CAPITAL (CONTINUED)
bye-laws that restrict voting rights of shareholders and that require directors of certain subsidiaries of the Company to be elected directly by shareholders of the Company and (3) to elect Mr. Paul Ingrey as a director of Arch Re Bermuda (see Note 18--Subsequent Event).

13. EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings per share:

                                                           (IN THOUSANDS, EXCEPT SHARE DATA)
                                                               YEARS ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           2001          2000          1999
                                                        -----------   -----------   -----------
BASIC EARNINGS PER SHARE:
Net income (loss).....................................  $    22,016   $    (8,012)  $   (35,636)
Divided by:
Weighted average shares outstanding for the period....   12,855,668    13,198,075    17,086,732
                                                        ===========   ===========   ===========
Basic earnings (loss) per share.......................  $      1.71   $     (0.61)  $     (2.09)
                                                        ===========   ===========   ===========
DILUTED EARNINGS PER SHARE:
Net income (loss).....................................  $    22,016   $    (8,012)  $   (35,636)
Divided by:
Weighted average shares outstanding for the period....   12,855,668    13,198,075    17,086,732
Effect of dilutive securities:
    Preference shares.................................    4,106,534            --            --
    Warrants..........................................           --            --            --
    Nonvested restricted shares.......................        5,987            --            --
    Employee stock options............................       34,042            --            --
                                                        -----------   -----------   -----------
Total shares..........................................   17,002,231    13,198,075    17,086,732
                                                        ===========   ===========   ===========
Diluted earnings (loss) per share.....................  $      1.29   $     (0.61)  $     (2.09)
                                                        ===========   ===========   ===========

    Stock options to purchase 1,237,305, 1,101,004 and 1,273,856 Common Shares at per share prices averaging $21.33, $20.82 and $20.93 were outstanding as of December 31, 2001, 2000 and 1999, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market prices of the Common Shares of $17.71, $15.17 and $15.40, respectively. In addition, Class A Warrants to purchase Common Shares at $20 per share were outstanding as of December 31, 2001, 2000, and 1999 but were not included in the computation of diluted earnings per share because the warrants' exercise price of $20.00 per share was greater than the average market price of the Common Shares for such year. Diluted per share amounts are computed using basic average shares outstanding when a loss occurs since the inclusion of dilutive securities in dilutive earnings per share would be anti-dilutive.

14. STATUTORY INFORMATION

    BERMUDA

    Under The Insurance Act of 1978 (as amended) and related regulations of Bermuda, Arch Re Bermuda, the Company's Bermuda reinsurance subsidiary, is required to prepare statutory financial

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

14. STATUTORY INFORMATION (CONTINUED)
statements and file a statutory financial return in Bermuda. The Insurance Act also requires Arch Re Bermuda to maintain certain measures of solvency and liquidity during the year. Declaration of dividends from retained earnings and distributions from additional paid-in-capital is subject to these solvency and liquidity requirements being met. At December 31, 2001, such requirements were met.

    Statutory capital and surplus for Arch Re Bermuda was $508 million at December 31, 2001, and statutory net income was $18,000 for the year ended December 31, 2001. The primary difference between statutory net income and statutory capital and surplus and net income and shareholders' equity presented in accordance with GAAP are deferred acquisition costs and non-admitted assets. Under the Insurance Act, Arch Re Bermuda is registered as a Class 4 insurer and reinsurer, and is restricted with respect to the payment of dividends in any one financial year to 15% of the prior year's statutory capital and surplus.

    UNITED STATES

    The Company's U.S. insurance and reinsurance subsidiaries file financial statements prepared in accordance with statutory accounting practices prescribed or permitted by insurance regulators. Statutory net income and surplus, as reported to the insurance regulatory authorities, differs in certain respects from the amounts prepared in accordance with GAAP. The main differences between statutory net income and GAAP net income relate to deferred acquisition costs and deferred income taxes. In addition to deferred acquisition costs and deferred income tax assets, the main differences between statutory surplus and shareholder's equity are unrealized appreciation or depreciation on investments and non-admitted assets.

    Combined statutory surplus of the Company's U.S. insurance and reinsurance subsidiaries was $306.8 million, $29.9 million and $290.1 million at December 31, 2001, 2000 and 1999, respectively. The combined statutory net income of these operations was $7.9 million, $59.6 million and $44.6 million for the years ended December 31, 2001, 2000 and 1999, respectively.

    The Company's U.S. insurance and reinsurance subsidiaries are subject to insurance laws and regulations in the jurisdictions in which they operate. The ability of the Company's regulated insurance subsidiaries to pay dividends or make distributions is dependent on their ability to meet applicable regulatory standards. These regulations include restrictions that limit the amount of dividends or other distributions, such as loans or cash advances, available to shareholders without prior approval of the insurance regulatory authorities. As of December 31, 2001, the Company's insurance and reinsurance subsidiaries may not pay any significant dividends or distributions during 2002 without prior regulatory approval.

    The National Association of Insurance Commissioners (the "NAIC") adopted the Codification of Statutory Accounting Principles guidance, which replaces the current Accounting Practices and Procedures manual, as the NAIC's primary guidance on statutory accounting as of January 1, 2001. The accounting codification did not have a material impact on the results of operations or policyholders' surplus of the Company's insurance subsidiaries.

15. SEGMENT INFORMATION

    SFAS No. 131 requires certain disclosures about operating segments in a manner that is consistent with how management evaluates the performance of the segment. At December 31, 2001, the Company

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

15. SEGMENT INFORMATION (CONTINUED)
had only one reportable operating segment--insurance.   The Company's insurance
operating segment includes the operations of the following five business entities: ART Services, which provides insurance and alternative risk transfer services through rent-a-captive and other facilities; AIHC, which markets and underwrites non-standard personal automobile liability and physical damage lines of insurance, primarily in Pennsylvania; Arch Re Bermuda, the Company's Bermuda-based reinsurance subsidiary, and Arch Re and Cross River, U.S.-based reinsurance and insurance subsidiaries of the Company.

    At December 31, 2001, the Company's insurance operating segment included total assets of $1.2 billion. For the year ended December 31, 2001, the insurance operating segment generated revenues of $59.9 million and net income of $12.4 million. The remaining portion of the Company's net income was generated through the Company's investment activities, offset by other operating expenses.

    The results of the Company's advisory business conducted by Hales was not material to the Company's consolidated results of operations or financial position.

    For the year ended December 31, 2001, the Company produced its business through general agents and managing general agents, none of which accounted for more than 10% of total gross premiums written. Since the Company sold its prior reinsurance operations on May 5, 2000, the following data relating to 1999 is not meaningful for 2000 or future years. During 1999, one client contributed $42.1 million, or 13.7%, of net premiums written and $33.8 million, or 13.5%, of net premiums earned, and a second client contributed $39.2 million, or 12.8%, of net premiums written and $43.7 million, or 14%, of net premiums earned.

    The following lists individual broker business greater than 10% of the 1999 year's net premiums written:

Balis & Co., Inc. (1).......................................    15.0%
Guy Carpenter & Co. (1).....................................    10.7%
Aon Group...................................................    17.4%
                                                                ----
Total.......................................................    43.1%
                                                                ====

------------------------

       (1) In addition, approximately 7.4% of net premiums written in 1999 were produced by other brokers who are affiliated with Marsh & McLennan Companies, Inc.

    Net premiums written and earned recorded from client companies which were Lloyd's syndicates or were located in the United Kingdom, Bermuda and Continental Europe (some which are denominated in U.S. dollars) were $46.9 million and $58.0 million, respectively, which represented 15.3% and 18.6% of net premiums written and earned for the year ended December 31, 1999.

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

16. OTHER COMPREHENSIVE INCOME

    The related tax effects allocated to each component of the change in other comprehensive income (loss) were as follows:

                                                              BEFORE TAX   TAX EXPENSE   NET OF TAX
                                                                AMOUNT      (BENEFIT)      AMOUNT
                                                              ----------   -----------   ----------
YEAR ENDED DECEMBER 31, 2001
Unrealized appreciation (decline) on investments:
Unrealized holding gains (losses) arising during year.......   $ (6,993)     $    160     $ (7,153)
Less reclassification of net realized gains included in net
  income....................................................     18,382         7,242       11,140
                                                               --------      --------     --------
Change in other comprehensive income (loss).................   $(25,375)     $ (7,082)    $(18,293)
                                                               ========      ========     ========
YEAR ENDED DECEMBER 31, 2000
Unrealized appreciation (decline) on investments:
Unrealized holding gains (losses) arising during year.......   $  4,745      $    428     $  4,317
Less reclassification of net realized gains included in net
  income....................................................     20,045         7,408       12,637
                                                               --------      --------     --------
Change in other comprehensive income (loss).................   $(15,300)     $ (6,980)    $ (8,320)
                                                               ========      ========     ========
YEAR ENDED DECEMBER 31, 1999
Unrealized appreciation (decline) on investments:
Unrealized holding gains (losses) arising during year.......   $(14,319)     $ (4,922)    $ (9,397)
Less reclassification of net realized gains included in net
  income....................................................     17,227         6,029       11,198
                                                               --------      --------     --------
Change in other comprehensive income (loss).................   $(31,546)     $(10,951)    $(20,595)
                                                               ========      ========     ========

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

17. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

    The following is a summary of quarterly financial data:

                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                     QUARTER ENDED
                                                  ---------------------------------------------------
                                                  DECEMBER 31,   SEPTEMBER 30,   JUNE 30,   MARCH 31,
                                                      2001           2001          2001       2001
                                                  ------------   -------------   --------   ---------
INCOME STATEMENT DATA:
Net premiums written............................    $ 12,212        $14,448      $  6,719    $ 2,837
Net premiums earned.............................      11,921         11,799         5,565      1,633
Fee income......................................       3,476          3,524         3,711      1,715
Net investment income...........................       3,373          2,509         3,078      3,160
Net realized investment gains (losses)..........         (37)          (190)        9,605      9,004
Equity in net income (loss) of investees........         721            966            33        888
Operating expenses..............................      20,639         17,207         9,363      5,101
Net income (loss)...............................    $  4,731        $   892      $  8,400    $ 7,993
PER SHARE DATA:
Net income (loss)
  Basic.........................................    $   0.37        $  0.07      $   0.65    $  0.63
  Diluted.......................................    $   0.16        $  0.07      $   0.65    $  0.63
COMMON SHARE PRICES:
  High..........................................    $  28.34        $ 19.20      $  17.06    $ 18.06
  Low...........................................    $  16.40        $ 15.45      $  14.81    $ 14.38
  Close.........................................    $  25.75        $ 16.75      $  15.75    $ 15.88

                                                  DECEMBER 31,   SEPTEMBER 30,   JUNE 30,   MARCH 31,
                                                      2000           2000          2000       2000
                                                  ------------   -------------   --------   ---------
INCOME STATEMENT DATA:
Net premiums written............................          --             --      $(63,493)   $52,889
Net premiums earned.............................          --             --        29,368     58,162
Net investment income...........................    $  3,017        $ 3,359         4,257      5,290
Net realized investment gains (losses)..........     (12,789)           728          (367)    32,473
Equity in net income (loss) of investees........         434            878           853       (220)
Operating expenses..............................      17,205          1,502        34,069     74,355
Net income (loss)...............................    $(15,388)       $ 2,286      $ (2,607)   $ 7,697
STATUTORY COMBINED RATIO:.......................          --             --            --      126.4%
Per Share Data:
Net income (loss)
  Basic and diluted.............................    $  (1.23)       $  0.18      $  (0.21)   $  0.50
COMMON SHARE PRICES:
  High..........................................    $  15.88        $ 15.88      $  16.63    $ 16.75
  Low...........................................    $  13.88        $ 14.63      $  14.56    $ 11.38
  Close.........................................    $  15.00        $ 15.75      $  14.94    $ 16.38

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

18. SUBSEQUENT EVENT

    ACGL held a special meeting of its shareholders as required by the subscription agreement, as indicated in Note 12. At such meeting, the shareholders approved, among other things, (1) the issuance of such number of Common Shares issuable upon conversion of the preference shares, that together with the number of Common Shares issuable upon exercise of the Class A Warrants, is in excess of the amount that may be issued without shareholder approval under the Nasdaq Stock Market rules and (2) the adoption of amendments to the provision of ACGL's bye-laws that limits voting rights of shareholders to 9.9% of the total voting power of all outstanding voting shares to provide that such voting limitation applies only to votes conferred (directly or indirectly or by attribution) by shares of ACGL held by any U.S. person. Regulatory approvals required in connection with the private placement completed in November 2001 have been obtained in Nebraska, Missouri and Wisconsin, and required regulatory approvals are pending in Pennsylvania and Florida.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and Shareholders of Arch Capital Group Ltd.

    Our audits of the consolidated financial statements referred to in our report dated February 28, 2002, except as to the matters described in Note 18 to the consolidated financial statements which are as of March 7, 2002, appearing on Page F-2 of this Annual Report on Form 10-K also included an audit of the financial statement schedules listed on Page F-1. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers
Hamilton, Bermuda
February 28, 2002

                                                                      SCHEDULE I

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                             SUMMARY OF INVESTMENTS
                   OTHER THAN INVESTMENTS IN RELATED PARTIES
                                 (IN THOUSANDS)

                                                                     DECEMBER 31, 2001
                                                           -------------------------------------
                                                                                       AMOUNT
                                                                                      AT WHICH
                                                                                      SHOWN IN
                                                           AMORTIZED       FAIR      THE BALANCE
                                                              COST        VALUE         SHEET
                                                           ----------   ----------   -----------
Type of Investment:
FIXED MATURITY SECURITIES
U.S. government and government agencies and
  authorities............................................  $  136,617   $  137,861   $  137,861
Mortgage and asset-backed securities.....................      91,152       91,147       91,147
Corporate bonds..........................................     239,385      239,261      239,261
                                                           ----------   ----------   ----------
  Total Fixed Maturities.................................     467,154      468,269      468,269
EQUITY SECURITIES
Publicly traded..........................................         960          235          235
Privately held...........................................      41,587       41,608       41,608
                                                           ----------   ----------   ----------
  Total Equity Securities................................      42,547       41,843       41,843
SHORT-TERM INVESTMENTS
Unrestricted.............................................     477,058      476,820      476,820
Held in escrow...........................................      22,156       22,156       22,156
                                                           ----------   ----------   ----------
  Total Short-Term Investments...........................     499,214      498,976      498,976
                                                           ==========   ==========   ==========
  Total Investments......................................  $1,008,915   $1,009,088   $1,009,088
                                                           ==========   ==========   ==========

                                                                     SCHEDULE II

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 BALANCE SHEET
                             (PARENT COMPANY ONLY)
                             (DOLLARS IN THOUSANDS)

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                 2001        2000
                                                              ----------   --------
ASSETS
Investment in wholly owned subsidiaries.....................  $  878,814   $ 57,271
Fixed maturities available for sale, at fair value
  (amortized cost: 2001, $79,717, 2000, $28,230)............      79,872     28,646
Short-term investments available for sale, at fair value....      11,536     75,746
Publicly traded equity securities available for sale, at
  fair value (cost: 2000, $44,074)..........................          --     49,366
Securities held in escrow, at fair value (amortized cost:
  2001, $22,156, 2000, $20,887).............................      22,156     20,970
Privately held securities (cost: 2001, $26,722, 2000,
  $42,086)..................................................      26,722     41,777
Cash........................................................          11
Other assets................................................       5,918      1,133
                                                              ----------   --------
    TOTAL ASSETS............................................  $1,025,029   $274,909
                                                              ==========   ========
LIABILITIES
Accounts payable and other liabilities......................  $    4,660   $  2,610
SHAREHOLDERS' EQUITY
Preference shares, $0.01 par value: 50,000,000 shares
  authorized (issued: 2001, 35,687,735; 2000, 0)............         357         --
Common shares, $0.01 par value: 200,000,000 shares
  authorized (issued: 2001, 13,513,538; 2000, 12,708,818)...         135        127
Additional paid-in capital..................................   1,039,887    288,016
Deferred compensation under share award plan................      (8,230)      (341)
Retained earnings (deficit).................................     (11,610)   (33,626)
Accumulated other comprehensive income consisting of
  unrealized appreciation (decline) in value of investments,
  net of income tax.........................................        (170)    18,123
                                                              ----------   --------
    TOTAL SHAREHOLDERS' EQUITY..............................   1,020,369    272,299
                                                              ----------   --------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..............  $1,025,029   $274,909
                                                              ==========   ========

                                                                     SCHEDULE II

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
        CONDENSED FINANCIAL INFORMATION OF REGISTRANT       (CONTINUED)
                              STATEMENT OF INCOME
                             (PARENT COMPANY ONLY)
                             (DOLLARS IN THOUSANDS)

                                                          SUCCESSOR (1)               PREDECESSOR
                                                     ------------------------   -----------------------
                                                                   FOR THE        FOR THE
                                                       YEAR      PERIOD FROM    PERIOD FROM      YEAR
                                                      ENDED     NOV. 8, 2000    JAN.1, 2000     ENDED
                                                     DEC. 31,        TO              TO        DEC. 31,
                                                       2001     DEC. 31, 2000   NOV. 7, 2000     1999
                                                     --------   -------------   ------------   --------
REVENUES
Net investment income..............................  $ 5,945       $ 1,245          $1,032     $    641
Net investment gains/(losses)......................   (2,350)          (11)             (1)          --
Loss on sale of reinsurance operations.............                     --            (442)          --
                                                     -------       -------          ------     --------
Total revenues.....................................    3,595         1,234             589          641

OPERATING COSTS AND EXPENSES
Operating expenses.................................    6,881           502             794          485
                                                     -------       -------          ------     --------
Income before income tax expense...................   (3,286)          732            (205)         156

Income tax expense.................................       --            --             (67)          55
                                                     -------       -------          ------     --------
Net income before equity in earnings in
  subsidiaries, investee company and cumulative
  effect of accounting change......................   (3,286)          732            (138)         101
Equity in net income (loss) of wholly owned
  subsidiaries.....................................   25,361        (8,950)            563      (35,725)
Equity in net income(loss) of investee.............      (59)         (219)
Cumulative effect of accounting change.............       --            --              --          (12)
                                                     -------       -------          ------     --------
NET INCOME (LOSS)..................................  $22,016       $(8,437)         $  425     $(35,636)
                                                     =======       =======          ======     ========

------------------------

(1) Refer to reorganization described in Note 1 of the notes accompanying the consolidated financial statements.

                                                                     SCHEDULE II

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
        CONDENSED FINANCIAL INFORMATION OF REGISTRANT       (CONTINUED)
                            STATEMENT OF CASH FLOWS
                             (PARENT COMPANY ONLY)
                                 (IN THOUSANDS)

                                                        SUCCESSOR (1)                PREDECESSOR
                                                  --------------------------   -----------------------
                                                                  FOR THE        FOR THE
                                                     YEAR       PERIOD FROM    PERIOD FROM      YEAR
                                                    ENDED      NOV. 8, 2000    JAN.1, 2000     ENDED
                                                   DEC. 31,         TO              TO        DEC. 31,
                                                     2001      DEC. 31, 2000   NOV. 7, 2000     1999
                                                  ----------   -------------   ------------   --------
OPERATING ACTIVITIES
Net income (loss)...............................  $  22,016      $ (8,437)       $   425      $(35,636)
Adjustments to reconcile net income (loss) to
  net cash provided by (used for) operating
  activities:
    Equity in net (income) loss of wholly owned
      subsidiaries..............................    (25,361)        8,950           (563)       35,725
    Net investment (gains)/losses...............      2,350            11              1            --
    Provisions for non-cash compensation........      2,771            --             --           628
    Net change in other assets and
      liabilities...............................     (1,074)        2,243          7,109           137
                                                  ---------      --------        -------      --------
NET CASH PROVIDED BY OPERATING ACTIVITIES.......        702         2,767          6,972           854

INVESTING ACTIVITIES:
    Purchases of fixed maturities...............   (490,256)      (14,007)        (3,500)       (3,000)
    Sales of fixed maturities...................    159,991        16,012          4,000         5,000
    Net change in short-term investments........   (350,142)       (4,772)        (3,077)       (2,036)
    Acquisition of subsidiaries.................    (61,043)
                                                  ---------      --------        -------      --------
NET CASH PROVIDED BY (USED FOR) INVESTING
  ACTIVITIES....................................   (741,450)       (2,767)        (2,577)          (36)

FINANCING ACTIVITIES:
    Common shares issued........................     10,923            --          1,223            66
    Preference shares issued....................    740,737            --             --            --
    Purchase of treasury shares.................        (48)           --          3,430          (103)
    Deferred compensation on restricted
      shares....................................    (10,466)           --         (1,122)          117
    Shares issued in connection with
      acquisition...............................       (387)           --             --            --
                                                  ---------      --------        -------      --------
NET CASH PROVIDED BY FINANCING ACTIVITIES.......    740,759            --          3,531            80

Increase in cash................................         11             0          7,926           898
Cash at beginning of period.....................          0             0          4,313         3,415
                                                  ---------      --------        -------      --------
Cash at end of period...........................  $      11      $      0        $12,239      $  4,313
                                                  =========      ========        =======      ========

------------------------

(1) Refer to reorganization described in Note 1 of the notes accompanying the consolidated financial statements.

                                                                    SCHEDULE III

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                      SUPPLEMENTARY INSURANCE INFORMATION
                                 (IN THOUSANDS)

                                                         FUTURE POLICY                                       BENEFITS,
                                                           BENEFITS,                                          CLAIMS,
                                            DEFERRED     LOSSES, LOSSES                                        LOSSES
                                             POLICY         AND LOSS                               NET          AND
                                           ACQUISITION     ADJUSTMENT     UNEARNED   PREMIUM    INVESTMENT   SETTLEMENT
                                              COSTS         EXPENSES      PREMIUMS   REVENUE      INCOME      EXPENSES
                                           -----------   --------------   --------   --------   ----------   ----------
DECEMBER 31, 2001
  Property-Casualty......................    $ 5,412         $ 23,065     $29,578    $ 30,918     $12,120     $ 23,448
                                             -------         --------     -------    --------     -------     --------
    Total................................    $ 5,412         $ 23,065     $29,578    $ 30,918     $12,120     $ 23,448
                                             =======         ========     =======    ========     =======     ========

DECEMBER 31, 2000
  Property-Casualty......................         --               --          --    $ 60,402     $15,923     $ 56,600
  Accident and Health....................         --               --          --      27,128          --       19,663
  Unearned premium portfolio transfer and
    assumption...........................         --               --          --          --          --           --
                                             -------         --------     -------    --------     -------     --------
    Total................................         --               --          --    $ 87,530     $15,923     $ 76,263
                                             =======         ========     =======    ========     =======     ========

DECEMBER 31, 1999
  Property-Casualty......................    $23,585         $277,271     $98,133    $261,029     $20,173     $267,622
  Accident and Health....................         --           31,358          --      50,339          --       38,219
                                             -------         --------     -------    --------     -------     --------
    Total................................    $23,585         $308,629     $98,133    $311,368     $20,173     $305,841
                                             =======         ========     =======    ========     =======     ========


                                           AMORTIZATION
                                           OF DEFERRED
                                              POLICY        OTHER
                                           ACQUISITION    OPERATING   PREMIUMS
                                              COSTS       EXPENSES    WRITTEN
                                           ------------   ---------   --------
DECEMBER 31, 2001
  Property-Casualty......................     $   813      $27,692    $ 36,216
                                              -------      -------    --------
    Total................................     $   813      $27,692    $ 36,216
                                              =======      =======    ========
DECEMBER 31, 2000
  Property-Casualty......................     $18,996      $ 6,855    $ 56,316
  Accident and Health....................       7,760           --      25,987
  Unearned premium portfolio transfer and
    assumption...........................          --           --     (92,907)
                                              -------      -------    --------
    Total................................     $26,756      $ 6,855    $(10,604)
                                              =======      =======    ========
DECEMBER 31, 1999
  Property-Casualty......................     $64,279      $14,188    $256,388
  Accident and Health....................      16,261                   50,338
                                              -------      -------    --------
    Total................................     $80,540      $14,188    $306,726
                                              =======      =======    ========

                                                                     SCHEDULE IV

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                                  REINSURANCE
                                 (IN THOUSANDS)

                                                             ASSUMED FROM                PERCENTAGE OF
                                            CEDED TO OTHER      OTHER                    AMOUNT ASSUMED
                             GROSS AMOUNT     COMPANIES       COMPANIES     NET AMOUNT       TO NET
                             ------------   --------------   ------------   ----------   --------------
DECEMBER 31, 2001
Premiums Written:
  Property-Casualty........    $117,406        $(82,986)       $  1,796      $ 36,216          5.0%
                               --------        --------        --------      --------        -----
    Total..................    $117,406        $(82,986)       $  1,796      $ 36,216          5.0%
                               ========        ========        ========      ========        =====

DECEMBER 31, 2000
Premiums Written:
  Property-Casualty........          --        $ 19,731        $ 76,047      $ 56,316        135.0%
  Accident and Health......          --              --          25,987        25,987        100.0%
  Unearned premium
    portfolio transfer and
    assumption.............          --              --         (92,907)      (92,907)          --
                               --------        --------        --------      --------        -----
    Total..................          --        $ 19,731        $  9,127      $(10,604)         N/M
                               ========        ========        ========      ========        =====

DECEMBER 31, 1999
Premiums Written:
  Property-Casualty........          --        $ 80,122        $336,510      $256,388        131.3%
  Accident and Health......          --              --          50,338        50,338        100.0%
                               --------        --------        --------      --------        -----
    Total..................          --        $ 80,122        $386,848      $306,726        126.1%
                               ========        ========        ========      ========        =====

                                 EXHIBIT INDEX

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------                           -----------
       3.1              Memorandum of Association of Arch Capital Group Ltd.
                        ("ACGL")(n)
       3.2              Bye-Laws of ACGL(n)
       3.3              Form of Amended and Restated Bye-law 45 and Bye-law 75(w)
       3.4              Certificate of Designations of Series A Convertible
                        Preference Shares(w)
       4.1              Specimen Common Share Certificate(s)
       4.2.1            Class A Common Share Purchase Warrants issued to Marsh &
                        McLennan Risk Capital Holdings, Ltd. ("MMRCH") on September
                        19, 1995(b) and September 28, 1995(c)
       4.2.2            Class A Common Share Purchase Warrants issued to The Trident
                        Partnership, L.P. ("Trident") on September 19, 1995(b) and
                        September 28, 1995(c)
       4.2.3            Class A Common Share Purchase Warrants issued to Taracay
                        Investors ("Taracay") on September 19, 1995(b) and September
                        28, 1995(c)
       4.3              Class B Common Share Purchase Warrants issued to MMRCH on
                        September 19, 1995(b) and September 28, 1995(c)
       4.4              Form of Class A Warrant Certificate(w)
       4.5              Shareholders Agreement, dated November 20, 2001, among ACGL and the shareholders party thereto, conformed to reflect
                        amendments dated January 3, 2002 and March 15, 2002 (filed herewith)
       4.6              Subscription Agreement, dated as of October 24, 2001,
                        between ACGL and the purchasers party thereto, conformed to reflect amendments dated November 20, 2001, January 3, 2002 and March 15, 2002 (filed herewith)
      10.1.1            Amended and Restated Subscription Agreement, between ACGL
                        and Trident(b)
      10.1.2            Amendment, dated October 31, 2000, to Subscription
                        Agreement, dated as of June 28, 1995, between ACGL and
                        Trident(o)
      10.2.1            Amended and Restated Subscription Agreement, between ACGL
                        and MMRCH(b)
      10.2.2            Amendment, dated October 31, 2000, to Subscription
                        Agreement, dated as of June 28, 1995, between ACGL and
                        MMRCH(o)
      10.3              Amended and Restated Subscription Agreement, between ACGL
                        and Taracay(b)
      10.4.1            Investment Advisory Agreement, between ACGL and MMC Capital,
                        Inc. ("MMC Capital")(b)
      10.4.2            Investment Advisory Agreement, between Arch Reinsurance
                        Company (formerly known as Risk Capital Reinsurance Company,
                        "Arch Re") and MMC Capital(b)
      10.5.1            Sublease Agreement, dated as of March 18, 1996, between Arch
                        Re and Coca-Cola Bottling Company of New York, Inc.
                        ("Coca-Cola")(b)
      10.5.2            Sublease Amendment Agreement and Consent, dated as of
                        November 11, 1997, between Arch Re and Coca-Cola(e)
      10.5.3            Sub-Sublease Agreement, dated as of March 18, 1996, between
                        Arch Re and MMC Capital(f)
      10.5.4            Amendment to Sub-Sublease Agreement, between Arch Re and MMC
                        Capital(k)
      10.6.1            Tax Sharing Agreement, between Arch U.S. and Arch Re
                        (amended)(e)
      10.6.2            Addition of Cross River Insurance Company to Tax Sharing
                        Agreement(g)
      10.6.3            Addition of Hales & Company Inc. ("Hales") to Tax Sharing
                        Agreement(s)
      10.7.1            ACGL 1999 Long Term Incentive and Share Award Plan(h)+
      10.7.2            ACGL 1995 Long Term Incentive and Share Award Plan (the
                        "1995 Stock Plan")(b)+
      10.7.3            First Amendment to the 1995 Stock Plan(c)+

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------                           -----------
      10.7.4            ACGL Long Term Incentive Plan for New Employees(y)+
      10.8.1            Restricted Share Agreements--Executive Officers(d)+
      10.8.2            Restricted Share Agreement--Peter A. Appel--April 24, 2000
                        grant(p)+ and as of January 30, 2001 grants(v)+
      10.8.3            Restricted Share Agreements--Robert Clements--May 5, 2000
                        grants,(p)+ January 1, 2001 grant(s)+, as of January 30,
                        2001 grants(v)+, October 23, 2001 grant(w)+ and November 19,
                        2001 grant(w)+
      10.8.4            Restricted Share Agreement, dated as of January 1, 2002,
                        between ACGL and Constantine Iordanou(w)+
      10.8.5            Restricted Share Agreement, dated as of January 1, 2002,
                        between ACGL and Constantine Iordanou(w)+
      10.8.6            Restricted Share Agreement, dated as of January 18, 2002,
                        between ACGL and John Vollaro (filed herewith)+
      10.8.7            Restricted Share Agreement, dated as of October 23, 2001,
                        between ACGL and Paul Ingrey(v)+
      10.8.9            Restricted Share Agreement, dated as of October 23, 2001,
                        between ACGL and Dwight Evans(v)+
      10.8.10           Restricted Share Agreement, dated as of October 23, 2001,
                        between ACGL and Marc Grandisson(v)+
      10.8.11           Restricted Share Agreement, dated as of January 30, 2001,
                        between ACGL and Louis Petrillo(v)+
      10.9.1            Stock Option Agreements--Executive Officers--1995 and 1996
                        grants,(d) 1997 and 1998 grants(g) and 2000 grants(p)+
      10.9.2            Stock Option Agreements--Robert Clements--1996 grant,(d)
                        1997 grant(e) and 1998 grant(g)
      10.9.3            Amendments to Stock Option Agreements--Robert Clements
                        (dated March 22, 2000)(p) and Executive Officers+ and
                        Directors (dated May 5, 2000)(s)+
      10.9.4            Stock Option Agreements--Non-Employee Directors--1996 and
                        1997 annual grants,(c)+ 1998 annual grants,(e)+ 1999 annual grants,(g)+ 2000 annual grants(j)+ and 2001 annual
                        grants(s)+
      10.9.5            Stock Option Agreements--Non-Employee Directors--initial
                        grants(g)(j)+
      10.9.6            Share Option Agreement, dated October 23, 2001, between ACGL and Ian Heap(aa)+
      10.9.7            Employee Share Option Agreement, dated October 23, 2001,
                        between ACGL and John M. Pasquesi(w)+
      10.9.8            Share Option Agreement, dated as of October 23, 2001,
                        between ACGL and John M. Pasquesi(w)+
      10.9.9            Share Option Agreement, dated as of October 23, 2001,
                        between ACGL and Peter A. Appel(w)+
      10.9.10           Stock Option Agreement, dated as of October 23, 2001,
                        between ACGL and Paul Ingrey(v)+
      10.9.11           Stock Option Agreement, dated as of October 23, 2001,
                        between ACGL and Dwight Evans(v)+
      10.9.12           Stock Option Agreement, dated as of October 23, 2001,
                        between ACGL and Marc Grandisson(v)+
      10.9.13           Share Option Agreement, dated as of January 1, 2002, between
                        ACGL and Constantine Iordanou(w)+
      10.9.14           Stock Option Agreement, dated as of January 18, 2002,
                        between ACGL and John Vollaro (filed herewith)+

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------                           -----------
      10.9.15           Stock Option Agreements, dated as of January 30, 2001 and
                        October 23, 2001, between ACGL and Debra O'Connor(v)+
      10.9.16           Stock Option Agreements, dated as of January 30, 2001 and
                        October 23, 2001, between ACGL and Louis Petrillo(v)+
      10.10.1           Retention Agreement, dated January 4, 2002, among ACGL, Arch
                        U.S. and Robert Clements, including Form of Promissory
                        Note(w)+
      10.10.2           Employment Agreement dated as of June 9, 2000 between ACGL and Debra M. O'Connor(m)+
      10.10.3           Employment and Change in Control Agreement, dated as of May
                        5, 2000, between ACGL and Louis T. Petrillo(m)+
      10.10.4           Employment Agreement, dated as of October 23, 2001, among
                        ACGL, Arch Reinsurance Ltd. (Arch Re Bermuda) and Paul
                        Ingrey(w)+
      10.10.5           Employment Agreement, dated as of October 23, 2001, among
                        ACGL, Arch Re Bermuda and Dwight Evans(w)+
      10.10.6           Employment Agreement, dated as of October 23, 2001, among
                        ACGL, Arch Re Bermuda and Marc Grandisson(w)+
      10.10.7           Employment Agreement, dated as of December 20, 2001, among
                        ACGL, Arch U.S. and Constantine Iordanou(w)+
      10.10.8           Employment Agreement, dated as of January 18, 2002, between
                        ACGL and John Vollaro (filed herewith)+
      10.10.9           Employment Agreement, dated October 23, 2001, between ACGL and John M. Pasquesi(w)+
      10.11             Assumption of Change in Control Agreements(s)
      10.12.1           ACGL 1995 Employee Stock Purchase Plan(a)+
      10.12.2           Arch Re Money Purchase Pension Plan (the "Pension Plan")(b)+
      10.12.3           Amendment and Restatement of the Adoption Agreement relating to the Pension Plan(c)+
      10.12.4           Amendment to the Adoption Agreement relating to the Pension
                        Plan(g)+
      10.12.5           Arch Re Employee Savings Plan (the "Savings Plan")(b)+
      10.12.6           Amendment and Restatement of the Adoption Agreement relating to the Savings Plan(c)+
      10.12.7           Amendment to the Adoption Agreement relating to the Savings
                        Plan(g)+
      10.12.8           Arch Re Executive Supplemental Non-Qualified Savings and
                        Retirement Plan (the "Supplemental Plan") and related Trust
                        Agreement(b)+
      10.12.9           Amendment No. 1 to the Adoption Agreement relating to the
                        Supplemental Plan(c)+
      10.12.10          Amendment No. 2 to the Adoption Agreement relating to the
                        Supplemental Plan(g)+
      10.13             Asset Purchase Agreement, dated as of January 10, 2000,
                        among Arch-U.S., Folksamerica Holding Company, Inc. ("FHC")
                        and Folksamerica Reinsurance Company ("FRC")(i)
      10.14             Transfer and Assumption Agreement, dated May 5, 2000,
                        between Arch Re and FRC(l)
      10.15             Escrow Agreement, dated December 28, 2000, among ACGL, FHC,
                        FRC and the Escrow Agent(s)
      10.16             Agreement, dated May 5, 2000, among Arch-U.S., Arch Re, FHC and FRC regarding Aviation Business(l)
      10.17             Agreement and Plan of Merger, dated as of September 25,
                        2000, among Arch-U.S., ACGL, The Arch Purpose Trust and Arch
                        Merger Corp.(n)
      10.18             Asset Purchase Agreement, dated as of October 31, 2000,
                        among Arch-U.S., Hales Capital Advisors, LLC, its members
                        and Hales(q)
      10.19             Reorganization Agreement, dated as of December 31, 2000,
                        among ACGL, American Independent Insurance Holding Company and other signatories thereto(r)

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------                           -----------
      10.20             Stock Repurchase Agreement, dated January 17, 2000, among
                        ACGL, Arch Re and XL Capital Ltd(i)
      10.21             Form of Voting and Disposition Agreement, among Arch U.S.,
                        Arch Re and XL Capital Ltd(i)
      10.22             Agreement, dated November 20, 2001, among ACGL, Warburg
                        Pincus Private Equity VIII, L.P., Warburg Pincus
                        International Partners, L.P., Warburg Pincus Netherlands
                        International Partners I, C.V., Warburg Pincus Netherlands
                        International II, C.V. and HFCP IV (Bermuda), L.P.
                        (collectively, the "Original Signatories") and Orbital
                        Holdings, Ltd.(w)
      10.23             Agreement, dated November 20, 2001, among ACGL, the Original
                        Parties and Insurance Private Equity Investors, L.L.C.(w)
      10.24             Agreement, dated November 20, 2001, among ACGL, the Original
                        Parties and Farallon Capital Partners, L.P., Farallon
                        Capital Institutional Partners II, L.P., Farallon Capital
                        Institutional Partners III, L.P. and RR Capital Partners,
                        L.P.(w)
      10.25             Agreement, dated as of November 8, 2001, among ACGL, the
                        Investors, Trident, Trident II, L.P., MMRCH, Marsh &
                        McLennan Capital Professionals Fund, L.P. and Marsh &
                        McLennan Employees' Securities Company, L.P.(v)
      10.26             Management Subscription Agreement, dated as of October 24,
                        2001, between ACGL and certain members of management(v)
      10.27             Reorganization Agreement, dated as of March 23, 2001, by and among Altus Holdings, Ltd., Trident, TRYCO II, Ltd., MMRCH,
                        Glenn L. Ballew, David G. May and ACGL(u)
      10.28             Administrative Services Agreement, between ACGL and Arch
                        U.S.(t)
      21                Subsidiaries of Registrant (filed herewith)
      23                Consent of PricewaterhouseCoopers (filed herewith)
      24                Powers of Attorney (filed herewith)

------------------------

(a) Filed as an exhibit to our Registration Statement on Form S-8
    (No. 33-99974), as filed with the SEC on December 4, 1995, and incorporated by reference.

(b) Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 1995, as filed with the SEC on March 30, 1996, and incorporated by reference.

(c) Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 1996, as filed with the SEC on March 31, 1997, and incorporated by reference.

(d) Filed as an exhibit to our Report on Form 10-Q for the period ended
    June 30, 1997, as filed with the SEC on August 14, 1997, and incorporated by reference.

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

(i) Filed as an exhibit to our Report on Form 8-K as filed with the SEC on January 18, 2000, and incorporated by reference.

(j) Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 1999, as filed with the SEC on March 30, 2000, and incorporated by reference.

(k) Filed as an exhibit to our Report on Form 10-Q for the period ended
    March 31, 2000, as filed with the SEC on May 15, 2000, and incorporated by reference.

(l) Filed as an exhibit to our Report on Form 8-K, as filed with the SEC on May 19, 2000, and incorporated by reference.

(m) Filed as an exhibit to our Report on Form 8-K, as filed with the SEC on September 8, 2000, and incorporated by reference.

(n) Filed as an annex to our Definitive Proxy Statement/Prospectus included in our Registration Statement on Form S-4 (No. 333-45418), as filed with the SEC on September 26, 2000, and incorporated by reference.

(o) Filed as an exhibit to our Report on Form 8-K, as filed with the SEC on November 9, 2000, and incorporated by reference.

(p) Filed as an exhibit to our Report on Form 10-Q for the period ended September 30, 2000, as filed with the SEC on November 14, 2000, and incorporated by reference.

(q) Filed as an exhibit to our Report on Form 8-K, as filed with the SEC on December 5, 2000, and incorporated by reference.

(r) Filed as an exhibit to our Report on Form 8-K, as filed with the SEC on March 15, 2001, and incorporated by reference.

(s) Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the SEC on April 2, 2001, and incorporated by reference.

(t) Filed as an exhibit to our Report on Form 10-Q for the period ended
    March 31, 2001, as filed with the SEC on May 15, 2001, and incorporated by reference.

(u) Filed as an exhibit to our Report on Form 8-K, as filed with the SEC on July 6, 2001, and incorporated by reference.

(v) Filed as an exhibit to our Report on Form 10-Q for the period ended September 30, 2001, as filed with the SEC on November 14, 2001, and incorporated by reference.

(w) Filed as an exhibit to our Report on Form 8-K, as filed with the SEC on January 4, 2002, and incorporated by reference.

(x) Filed as an exhibit to our Report on Form 8-K/A, as filed with the SEC on January 7, 2002, and incorporated by reference.

(y) Filed as an exhibit to our Registration Statement on Form S-8
    (No. 333-72182), as filed with the SEC on January 8, 2002, and incorporated by reference.

(z) Filed as an exhibit to our Registration Statement on Form S-3
    (No. 333-82612), as filed with the SEC on February 12, 2002, and incorporated by reference.

(aa) Filed as an exhibit to our Registration Statement on Form S-8 (No. 333-82772), as filed with the SEC on February 14, 2002, and incorporated by reference.

+ A management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.