Form 10-Q
period 2002-03-31
ARCH CAPITAL GROUP LTD
filed 2002-05-15
CIK 947484

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2002

                                       Or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period ___________________ to _____________________

Commission file number:  0-26456

                             ARCH CAPITAL GROUP LTD.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              Bermuda                                 Not Applicable
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
           organization)

         Wessex House, 3rd Floor
             45 Reid Street
            Hamilton, Bermuda                            HM 12
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:  (441) 278-9250

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

Yes   X    No
    -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common shares.

               Class                       Outstanding at March 31, 2002
               -----                       -----------------------------
   Common Shares, $0.01 par value                    15,790,332

================================================================================

                             ARCH CAPITAL GROUP LTD.

                                      INDEX

                                                                        PAGE NO.
                                                                        --------
PART I. FINANCIAL INFORMATION

ITEM 1 -- CONSOLIDATED FINANCIAL STATEMENTS

Review Report of Independent Accountants                                   2

Consolidated Balance Sheets                                                3
  March 31, 2002 and December 31, 2001

Consolidated Statements of Income                                          4
  For the three month periods ended March 31, 2002 and 2001

Consolidated Statements of Changes in Shareholders' Equity                 5
  For the three month periods ended March 31, 2002 and 2001

Consolidated Statements of Comprehensive Income                            6
  For the three month periods ended March 31, 2002 and 2001

Consolidated Statements of Cash Flows                                      7
  For the three month periods ended March 31, 2002 and 2001

Notes to Consolidated Financial Statements                                 8

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS                                                 16

ITEM 3 -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK      27

PART II. OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS                                               28

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             28

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K                                29

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Arch Capital Group Ltd.:

We have reviewed the accompanying consolidated balance sheet of Arch Capital Group Ltd. and its subsidiaries as of March 31, 2002, and the related consolidated statements of income, comprehensive income and, changes in shareholders' equity and cash flows for each of the three month periods ended March 31, 2002 and 2001 and the consolidated statement of cash flows for the three-month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2001, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for the year then ended (not presented herein), and in our report dated February 28, 2002 except as to the matters described in Note 18 to the consolidated financial statements which are as of March 7, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers
PricewaterhouseCoopers
New York, New York
May 3, 2002

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                           (UNAUDITED)
                                                                                            MARCH 31,              DECEMBER 31,
                                                                                              2002                    2001
                                                                                       -------------------     -------------------
ASSETS
Investments:
Fixed maturities available for sale, at fair value (amortized cost:  2002, $677,645;
2001, $467,154).....................................................................       $    671,693            $    468,269
Short-term investments available for sale, at fair value (amortized cost:  2002,
$328,034; 2001, $477,058)...........................................................            326,737                 476,820
Publicly traded equity securities available for sale, at fair value (cost: 2002, --;
2001, $960).........................................................................                 --                     235
Securities held in escrow, at fair value (amortized cost:  2002, --; 2001, $22,156).                 --                  22,156
Privately held securities (cost:  2002, $40,696; 2001, $41,587).....................             40,797                  41,608
                                                                                       -------------------     -------------------
Total investments...................................................................          1,039,227               1,009,088
                                                                                       -------------------     -------------------

Cash................................................................................             18,977                   9,970
Accrued investment income...........................................................              8,897                   7,572
Premiums receivable.................................................................            242,686                  59,463
Unpaid losses and loss adjustment expenses recoverable .............................            130,710                  90,442
Paid losses and loss adjustment expenses recoverable................................             18,739                  14,418
Prepaid reinsurance premiums........................................................             54,159                  58,961
Goodwill............................................................................             28,540                  26,336
Deferred income tax asset...........................................................             14,661                  13,716
Deferred acquisition costs..........................................................             34,844                   5,412
Other assets........................................................................             19,317                  18,323
                                                                                       -------------------     -------------------
TOTAL ASSETS........................................................................       $  1,610,757            $  1,313,701
                                                                                       ===================     ===================

LIABILITIES
Reserve for losses and loss adjustment expenses.....................................       $    194,802            $    113,507
Unearned premiums...................................................................            296,918                  88,539
Reinsurance balances payable........................................................             41,774                  47,029
Reserve for loss of escrowed assets.................................................                 --                  18,833
Other liabilities...................................................................             57,106                  25,424
                                                                                       -------------------     -------------------
TOTAL LIABILITIES...................................................................            590,600                 293,332
                                                                                       -------------------     -------------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred shares ($0.01 par value, 50,000,000 shares authorized, issued: 2002 and
2001, 35,687,735)...................................................................                357                     357
Common shares ($0.01 par value, 200,000,000 shares authorized, issued: 2002,
15,790,332, 2001, 13,513,538).......................................................                158                     135
Additional paid-in capital..........................................................          1,100,930               1,039,887
Deferred compensation under share award plan........................................            (65,483)                 (8,230)
Retained earnings (deficit).........................................................             (7,644)                (11,610)
Accumulated other comprehensive income consisting of unrealized
appreciation (decline) in value of investments, net of income tax...................             (8,161)                   (170)
                                                                                       -------------------     -------------------
TOTAL SHAREHOLDERS' EQUITY..........................................................          1,020,157               1,020,369
                                                                                       -------------------     -------------------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY............................................       $  1,610,757            $  1,313,701
                                                                                       ===================     ===================

                 See Notes to Consolidated Financial Statements

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                      (UNAUDITED)
                                                                                                   THREE MONTHS ENDED
                                                                                                       MARCH 31,
                                                                                              2002                    2001
                                                                                       -------------------     -------------------
REVENUES
Net premiums written................................................................       $    280,710            $      2,837
Increase in unearned premiums.......................................................           (213,183)                 (1,204)
                                                                                       -------------------     -------------------
Net premiums earned.................................................................             67,527                   1,633
Net investment income...............................................................              9,167                   3,160
Net realized investment gains (losses)..............................................             (1,465)                  9,004
Equity in net income of investees...................................................                798                     888
Fee income..........................................................................              3,574                   1,715
Net commission income...............................................................                 --                     482
                                                                                       -------------------     -------------------
TOTAL REVENUES......................................................................             79,601                  16,882

EXPENSES
Losses and loss adjustment expenses.................................................             50,539                   1,545
Net commissions and brokerage.......................................................              7,311                      --
Other operating expenses............................................................             13,324                   3,679
Provision for non-cash compensation.................................................              4,128                     359
Foreign exchange loss...............................................................                108                      --
                                                                                       -------------------     -------------------
TOTAL EXPENSES......................................................................             75,410                   5,583

INCOME BEFORE INCOME TAXES..........................................................              4,191                  11,299

Income taxes:
Current expense.....................................................................                584                     201
Deferred expense (benefit)..........................................................               (359)                  3,105
                                                                                       -------------------     -------------------
Income tax expense..................................................................                225                   3,306
                                                                                       -------------------     -------------------
NET INCOME..........................................................................       $      3,966            $      7,993
                                                                                       ===================     ===================

NET INCOME PER SHARE DATA
Basic...............................................................................       $       0.30            $       0.63
Diluted.............................................................................       $       0.08            $       0.63

AVERAGE SHARES OUTSTANDING
Basic...............................................................................         13,018,631              12,786,631
Diluted.............................................................................         51,996,949              12,792,448

                 See Notes to Consolidated Financial Statements

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                                      (UNAUDITED)
                                                                                                  THREE MONTHS ENDED,
                                                                                                        MARCH 31,
                                                                                               2002                    2001
                                                                                       -------------------     -------------------
PREFERENCE SHARES
Balance at beginning of year........................................................       $        357                      --
                                                                                       -------------------     -------------------
Balance at end of period............................................................                357                      --
                                                                                       -------------------     -------------------

COMMON SHARES
Balance at beginning of year........................................................                135            $        127
Common shares issued................................................................                 23                       1
                                                                                       -------------------     -------------------
Balance at end of period............................................................                158                     128
                                                                                       -------------------     -------------------

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of year........................................................          1,039,887                 288,016
Common shares issued................................................................             60,963                   1,861
Stock options.......................................................................                 80                      --
                                                                                       -------------------     -------------------
Balance at end of period............................................................          1,100,930                 289,877
                                                                                       -------------------     -------------------

DEFERRED COMPENSATION UNDER SHARE AWARD PLAN
Balance at beginning of year........................................................             (8,230)                   (341)
Restricted common shares issued.....................................................            (61,301)                 (1,612)
Deferred compensation expense recognized............................................              4,048                     359
                                                                                       -------------------     -------------------
Balance at end of period............................................................            (65,483)                 (1,594)
                                                                                       -------------------     -------------------

RETAINED EARNINGS (DEFICIT)
Balance at beginning of year, as previously reported................................            (11,610)                (30,916)
Adjustment to retroactively adopt the equity method of accounting for the original
  investment in ART Services........................................................                 --                  (2,710)
                                                                                       -------------------     -------------------
Balance at beginning of year, as adjusted...........................................            (11,610)                (33,626)
Net income..........................................................................              3,966                   7,993
                                                                                       -------------------     -------------------
Balance at end of period............................................................             (7,644)                (25,633)
                                                                                       -------------------     -------------------

TREASURY SHARES, AT COST
Balance at beginning of year........................................................                 --                      --
Treasury shares purchased...........................................................                 --                     (48)
                                                                                       -------------------     -------------------
Balance at end of period............................................................                 --                     (48)
                                                                                       -------------------     -------------------

ACCUMULATED OTHER COMPREHENSIVE INCOME
UNREALIZED APPRECIATION (DECLINE) IN VALUE OF INVESTMENTS, NET OF INCOME TAX
Balance at beginning of year........................................................               (170)                 18,432
Adjustment to retroactively adopt the equity method of accounting for the original
  investment in ART Services........................................................                 --                    (309)
                                                                                       -------------------     -------------------
Balance at beginning of year, as adjusted...........................................               (170)                 18,123
Change in unrealized appreciation (decline).........................................             (7,991)                (11,425)
                                                                                       -------------------     -------------------
Balance at end of period............................................................             (8,161)                  6,698
                                                                                       -------------------     -------------------
TOTAL SHAREHOLDERS' EQUITY..........................................................       $  1,020,157            $    269,428
                                                                                       ===================     ===================

                 See Notes to Consolidated Financial Statements

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

                                                                                                      (UNAUDITED)
                                                                                                  THREE MONTHS ENDED,
                                                                                                        MARCH 31,
                                                                                               2002                    2001
                                                                                       -------------------     -------------------
COMPREHENSIVE INCOME (LOSS)
Net income..........................................................................       $      3,966            $      7,993
Other comprehensive income (loss), net of tax
  Unrealized appreciation (decline) in value of investments:
    Unrealized holding gains (losses) arising during period.........................             (9,152)                 (5,273)
    Less:  reclassification of net realized (gains) losses included in net income...              1,161                  (6,152)
                                                                                       -------------------     -------------------
  Other comprehensive income (loss).................................................             (7,991)                (11,425)
                                                                                       -------------------     -------------------
COMPREHENSIVE INCOME (LOSS).........................................................       $     (4,025)           $     (3,432)
                                                                                       ===================     ===================

                 See Notes to Consolidated Financial Statements

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                       (UNAUDITED)
                                                                                                   THREE MONTHS ENDED,
                                                                                                        MARCH 31,
                                                                                               2002                    2001
                                                                                       -------------------     -------------------
OPERATING ACTIVITIES
Net income..........................................................................       $      3,966            $      7,993
  Adjustments to reconcile net income to net cash provided
   by operating activities:
     Net realized investment (gains) losses.........................................              1,465                  (9,004)
     Provision for non-cash compensation............................................              4,128                     359
     Changes in:
      Reserve for losses and loss adjustment expenses, net..........................             47,788                     236
      Unearned premiums.............................................................            212,889                   2,771
      Premiums receivable...........................................................           (183,323)                 (2,478)
      Accrued investment income.....................................................             (1,090)                   (820)
      Reinsurance recoverables......................................................             (4,216)                 (1,542)
      Reinsurance balances payable..................................................             (5,862)                  1,103
      Deferred acquisition costs....................................................            (29,432)                   (241)
      Deferred income tax asset.....................................................               (359)                    213
      Other liabilities.............................................................              2,408                  (1,820)
      Other items, net..............................................................                (76)                  3,786
                                                                                       -------------------     -------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES...........................................             48,286                     556
                                                                                       -------------------     -------------------

INVESTING ACTIVITIES
Purchases of fixed maturity investments.............................................           (315,446)                (46,708)
Release of escrowed assets..........................................................            (18,833)                     --
Sales of fixed maturity investments.................................................            122,652                  13,117
Sales of equity securities..........................................................                232                  17,986
Net sales of short-term investments.................................................            175,405                  23,954
Acquisition of Rock River Insurance Company, net of cash and investments............             (2,513)                     --
Acquisition of American Independent Insurance Holding Company, net of cash..........                 --                     224
Purchases of furniture, equipment and other.........................................               (752)                    (22)
                                                                                       -------------------     -------------------
NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES................................            (39,255)                  8,551
                                                                                       -------------------     -------------------

FINANCING ACTIVITIES
Purchase of treasury shares.........................................................                 --                     (48)
Debt retirement and other...........................................................                (24)                   (250)
                                                                                       -------------------     -------------------
NET CASH USED FOR FINANCING ACTIVITIES..............................................                (24)                   (298)
                                                                                       -------------------     -------------------

Increase in cash....................................................................              9,007                   8,809
Cash beginning of year..............................................................              9,970                  11,481
                                                                                       -------------------     -------------------
CASH END OF PERIOD..................................................................       $     18,977            $     20,290
                                                                                       ===================     ===================

                 See Notes to Consolidated Financial Statements

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION

     Arch Capital Group Ltd. ("ACGL") is a Bermuda public limited liability company with approximately $1 billion in equity capital, providing insurance and reinsurance on a worldwide basis through its wholly owned subsidiaries. Please refer to ACGL's Annual Report on Form 10-K for the year ended December 31, 2001 for detailed information regarding ACGL and its subsidiaries (collectively, the "Company").

2.  GENERAL

     The interim consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States ("GAAP") and include the accounts of ACGL, Arch Reinsurance Ltd. ("Arch Re Bermuda"), Arch Capital Group (U.S.) Inc. ("Arch-U.S."), Hales & Company Inc. ("Hales"), American Independent Insurance Holding Company ("AIHC"), Arch Risk Transfer Services Ltd. ("ART Services"), Arch Reinsurance Company ("Arch Re U.S."), Cross River Insurance Company ("Cross River") and Rock River Insurance Company ("Rock River"). All intercompany transactions and balances have been eliminated in consolidation.

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

3.  RECLASSIFICATIONS

     Certain amounts in the 2001 consolidated financial statements have been reclassified to conform to the 2002 presentation. Such reclassifications had no effect on the Company's net income, shareholders' equity or cash flows.

4.  GOODWILL

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which became effective for the Company on January 1, 2002. In adopting SFAS No. 142, the Company discontinued amortizing goodwill and will periodically test goodwill for impairment. SFAS No. 142 also requires that, upon adoption, the Company complete a transitional goodwill impairment test six months from the date of adoption. The Company tested its goodwill for impairment at each reporting unit as of January 1, 2002 in accordance with SFAS No. 142 and, based on such evaluation, it was determined that goodwill was not impaired. Goodwill will be tested for impairment on an annual basis and between annual tests in certain circumstances. The adoption of SFAS No. 142 did not have a material impact on the Company's consolidated results of operations or its consolidated financial condition.

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  GOODWILL (CONTINUED)

     Net income and earnings per share for the three months ended March 31, 2001 adjusted to exclude amortization expense (net of taxes) is as follows:

                                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                                       THREE MONTHS ENDED
                                                                                         MARCH 31, 2001
                                                                            ---------------------------------------
                                                                               AS REPORTED            AS ADJUSTED
                                                                            ----------------        ---------------
       NET INCOME......................................................           $  7,993              $  8,128

       EARNINGS PER SHARE:
         Basic.........................................................           $   0.63              $   0.64
         Diluted.......................................................           $   0.63              $   0.64

5.  ACQUISITION

     On February 1, 2002, the Company acquired Rock River, an approved excess and surplus lines insurer in 46 states and the District of Columbia and an admitted insurer in one other state, from Sentry Insurance, A Mutual Company ("Sentry") for $19.5 million. At closing, Rock River, which is included in our insurance segment (see Note 7), had net assets of approximately $17.0 million. Sentry, which has an A.M Best rating of "A+" (Superior) as of December 31, 2001, agreed to reinsure or otherwise assume all liabilities arising out of Rock River's business prior to the closing of the acquisition by the Company.

6.  CONTINGENCIES RELATING TO THE SALE OF PRIOR REINSURANCE OPERATION

     On May 5, 2000, the Company sold the prior reinsurance operations of Arch Re U.S. pursuant to an agreement entered into as of January 10, 2000 with Folksamerica Reinsurance Company and Folksamerica Holding Company (collectively, "Folksamerica"). The Folksamerica transaction was structured as as a transfer and assumption agreement (and not reinsurance), and, accordingly, the loss reserves (and any related reinsurance recoverables) relating to the transferred business are not included as assets or liabilities on the Company's balance sheet. Folksamerica assumed Arch Re U.S.'s rights and obligations under the reinsurance agreements transferred in the asset sale. The reinsureds under such agreements were notified that Folksamerica had assumed Arch Re U.S.'s obligations and that, unless the reinsureds object to the assumption, Arch Re U.S. will be released from its obligations to those reinsured. None of such reinsureds objected to the assumption. However, Arch Re U.S. will continue to be liable under those reinsurance agreements if the notice is found not to be an effective release by the reinsureds. Folksamerica has agreed to indemnify the Company for any losses arising out of the reinsurance agreements transferred to Folksamerica Reinsurance Company in the asset sale. However, in the event that Folksamerica refuses or is unable to perform its obligations to the Company, Arch Re U.S. may incur losses relating to the reinsurance agreements transferred in the asset sale. Folksamerica has an A.M. Best rating of "A-" (Excellent).

Under the terms of the agreement, $20 million of the purchase price had been placed in escrow for a period of five years. Such amounts represented restricted funds that appeared under a separate caption entitled "Securities held in escrow" on the Company's consolidated balance sheet at December 31, 2001. These funds were to be used to reimburse Folksamerica if the loss reserves (which were $32.3 million at the closing of the asset sale) transferred to it in the asset sale relating to business produced on behalf of Arch Re U.S. by a certain managing underwriting agency were deficient as measured at the end of such five-year period or to satisfy certain indemnity claims Folksamerica may have had during such period. On February 25, 2002, the Company

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  CONTINGENCIES RELATING TO THE SALE OF PRIOR REINSURANCE OPERATION
    (CONTINUED)

reached a definitive settlement agreement with Folksamerica pursuant to which the Company satisfied its obligations under the escrow agreement for consideration of $17.0 million, plus accrued interest income of $1.8 million. Accordingly, during the 2001 fourth quarter, the Company recorded an after-tax benefit of $0.4 million, which consisted of a charge of $2.5 million, offset by a reversal of a related reserve in the amount of $2.9 million. The related reserve had been provided for the purchase of reinsurance, which was no longer required due to the fact that the escrow arrangements have been terminated under the above settlement agreement.

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

7.  SEGMENT INFORMATION

     The Company classifies its businesses into two underwriting segments - reinsurance and insurance - and a corporate segment (non-underwriting). Segment performance is evaluated based on underwriting profit or loss. Other revenue and expense items are not evaluated by segment. The accounting policies of the segments are the same as those used for the consolidated financial statements. Insurance business reinsured on an inter-segment basis has been reflected in the segment accountable for the underwriting results.

     The reinsurance segment consists of the Company's reinsurance underwriting subsidiaries, Arch Re Bermuda, based in Bermuda, and Arch Re U.S., based in the United States. The reinsurance segment's strategy is to write significant portions of business on a select number of specialty property and casualty treaties. Classes of business focused on include property catastrophe reinsurance, other property business (losses on a single risk, both excess of loss and pro rata), casualty, other specialty business, marine, aviation and space, casualty clash and non-traditional business.

     The insurance segment includes the Company's primary underwriting subsidiaries, which include First American, Rock River, Cross River and American Independent. The insurance segment is comprised of seven profit centers including property, casualty, executive assurance, medical malpractice, professional liability insurance, program business and other (currently identified as the non-standard auto business of American Independent and the lenders business of First American).

     The corporate segment (non-underwriting) includes net investment income and net realized gains or losses and other corporate expenses incurred by the Company. The corporate segment also includes the results of Hales, the Company's merchant banking subsidiary.

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  SEGMENT INFORMATION (CONTINUED)

     The following table sets forth an analysis of the Company's underwriting profit or loss by segment, together with a reconciliation of underwriting profit or loss to net income. Due to the significant changes in the Company's operations due to the new underwriting initiative, comparisons of 2002 to 2001 results are not meaningful.

                                                                                      (IN THOUSANDS)
                                                                                    THREE MONTHS ENDED
                                                                                      MARCH 31, 2002
                                                                 ----------------------------------------------------------
OPERATING INFORMATION BY SEGMENT                                    REINSURANCE           INSURANCE              TOTAL
                                                                 -----------------    ----------------     ----------------
Gross premiums written.......................................        $  264,861          $   58,721            $ 323,582
Net premiums written.........................................           264,861              15,849              280,710
Net premiums earned..........................................            55,533              11,994               67,527
Fee income...................................................                --               1,168                1,168
Losses and loss adjustment expenses..........................            40,904               9,635               50,539
Net commissions and brokerage................................             7,262                  49                7,311
Operating expenses (1).......................................             3,518               3,502                7,020
                                                                 -----------------    ----------------     ----------------
GAAP underwriting profit (loss)..............................        $    3,849          $      (24)           $   3,825
                                                                 =================    ================

Net investment income........................................                                                      9,167
Net realized losses on investments...........................                                                     (1,465)
Equity in net income of investees............................                                                        798
Other fee income.............................................                                                      2,406
Other corporate expenses.....................................                                                      6,304
Provision for non-cash compensation..........................                                                      4,128
Foreign exchange loss........................................                                                        108
Income tax expense...........................................                                                        225
                                                                                                           ----------------
NET INCOME...................................................                                                  $   3,966
                                                                                                           ================

STATUTORY BASIS (2)
Loss ratio...................................................              73.7%               80.3%                74.8%
Commissions and brokerage ratio (3)..........................              13.0%              (13.3%)               11.6%
Other operating expense ratio................................               2.1%               27.5%                 3.6%
                                                                 -----------------    ----------------     ----------------
Combined ratio...............................................              88.8%               94.5%                90.0%
                                                                 -----------------    ----------------     ----------------

GAAP BASIS (2)
Loss ratio..................................................               73.7%               80.3%                74.8%
Commissions and brokerage ratio (3).........................               13.1%               (9.3%)                9.1%
Other operating expense ratio...............................                6.3%               29.2%                10.4%
                                                                 -----------------    ----------------     ----------------
Combined ratio..............................................               93.1%              100.2%                94.3%
                                                                 -----------------    ----------------     ----------------

(1) Excludes certain holding company level expenses included in other corporate expenses.
(2) The loss ratios for statutory and GAAP are based on earned premiums. The statutory expense ratios are based on net premiums written, while the GAAP expense ratios are based on net premiums earned. In calculating expenses incurred under GAAP, the Company is deferring only a portion of its underwriting expenses; accordingly, when premiums are growing rapidly, the GAAP expense ratio will be higher than the statutory expense ratio.
(3) Ratio is based on commissions and brokerage expenses, adjusted to include certain policy-related fee income.

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  REINSURANCE

     In the normal course of business, the Company's insurance subsidiaries cede a portion of their premium through quota share, surplus, excess of loss and facultative reinsurance agreements. Reinsurance recoverables are recorded as assets, predicated on the reinsurers' ability to meet their obligations under the reinsurance agreements. If the reinsurers are unable to satisfy their obligations under the agreements, the Company's insurance subsidiaries would be liable for such defaulted amounts.

     With respect to 2002 results reflected below, the following table sets forth the effects of reinsurance on the Company's reinsurance and insurance subsidiaries. With respect to 2001 results, the table sets forth the effects of reinsurance on American Independent, acquired by the Company in February 2001.

                                                                                               (IN THOUSANDS)
                                                                                             THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                     -------------------------------------
                                                                                           2002                 2001
                                                                                     -----------------     ---------------
       PREMIUMS WRITTEN:
         Direct.............................................................             $   58,747            $  9,180
         Assumed............................................................                264,835                  --
         Ceded..............................................................                (42,872)             (6,343)
                                                                                     -----------------     ---------------
         Net................................................................             $  280,710            $  2,837
                                                                                     =================     ===============

       PREMIUMS EARNED:
         Direct.............................................................             $   43,496            $  6,410
         Assumed............................................................                 53,015                  --
         Ceded..............................................................                (28,984)             (4,777)
                                                                                     -----------------     ---------------
         Net................................................................             $   67,527               1,633
                                                                                     =================     ===============

       LOSSES AND LOSS ADJUSTMENT EXPENSES INCURRED:
         Direct.............................................................             $   41,707            $  5,454
         Assumed............................................................                 38,962                  --
         Ceded..............................................................                (30,130)             (3,909)
                                                                                     -----------------     ---------------
         Net................................................................             $   50,539            $  1,545
                                                                                     =================     ===============

9.  INVESTMENT INFORMATION

     The following tables reconcile estimated fair value and carrying value to the amortized cost of fixed maturities and equity securities at March 31, 2002 and December 31, 2001:

                                                                              (IN THOUSANDS)
                                                                              MARCH 31, 2002
                                                  ------------------------------------------------------------------------
                                                    ESTIMATED
                                                    FAIR VALUE
                                                       AND                GROSS               GROSS
                                                     CARRYING           UNREALIZED          UNREALIZED        AMORTIZED
                                                      VALUE               GAINS              (LOSSES)            COST
                                                  ---------------    ----------------    ---------------    -------------
     Fixed maturities......................         $  671,693            $  2,131          $  (8,083)        $ 677,645
     Privately held securities.............             40,797                 101                 --            40,696
                                                  ---------------    ----------------    ---------------    --------------
     Total.................................         $  712,490            $  2,232          $  (8,083)        $ 718,341
                                                  ===============    ================    ===============    =============

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.  INVESTMENT INFORMATION (CONTINUED)

                                                                              (IN THOUSANDS)
                                                                            DECEMBER 31, 2001
                                                  -----------------------------------------------------------------------
                                                    ESTIMATED
                                                    FAIR VALUE
                                                       AND               GROSS               GROSS
                                                     CARRYING          UNREALIZED          UNREALIZED        AMORTIZED
                                                      VALUE              GAINS              (LOSSES)           COST
                                                  ---------------    ----------------    ---------------    -------------
       Fixed maturities......................       $  468,269            $  3,761          $  (2,646)        $ 467,154
       Publicly traded equity securities.....              235                  --               (725)              960
       Privately held securities.............           41,608                  21                 --            41,587
                                                  ---------------    ----------------    ---------------    -------------
       Total.................................       $  510,112            $  3,782          $  (3,371)        $ 509,701
                                                  ===============    ================    ===============    =============

     Privately held securities consisted of the following at March 31, 2002 and December 31, 2001:


                                                                                              (IN THOUSANDS)
                                                                  PERCENTAGE           MARCH 31,           DECEMBER 31,
                                                                  OWNERSHIP              2002                  2001
                                                                ---------------     ----------------     ----------------
        CARRIED UNDER THE EQUITY METHOD:
          The ARC Group, LLC............................                 27.0%          $   7,930             $   8,725
          Arx Holding Corp. ............................                 35.2%              4,155                 3,714
          Island Heritage Insurance Company, Ltd. ......                 33.4%              5,010                 4,950
          New Europe Insurance Ventures.................                 14.6%                499                   609
          Sunshine State Holding Corporation............                 23.0%              1,771                 1,838
                                                                                    ----------------     ----------------
                                                                                           19,365                19,836
                                                                                    ----------------     ----------------

        CARRIED AT FAIR VALUE:
          Stockton Holdings Limited.....................                  1.7%             10,000                10,000
          Trident II, L.P. .............................                  2.0%             10,413                10,876
          Distribution Investors, LLC...................                  2.5%              1,019                   896
                                                                                    ----------------     ----------------
                                                                                           21,432                21,772
                                                                                    ----------------     ----------------
        Total...........................................                                $  40,797             $  41,608
                                                                                    ================     ================

     During the three months ended March 31, 2002, the Company received distributions from The ARC Group, LLC ("ARC") totaling $1.4 million. On April 12, 2002, the Company sold its investment in ARC to Trident II, L.P. and two limited partnerships associated with Marsh & McLennan Companies, Inc. for $13.8 million and an additional amount, payable by September 30, 2002, equal to 27% of the net income of ARC for the three month period ended March 31, 2002.

     At March 31, 2002, the Company had investment commitments relating to its privately held securities totaling approximately $3.6 million. The Company was released from its obligations to make any further capital contributions to Trident II in November 2001.

     During the 2002 first quarter, the Company also funded a capital call made by Distribution Investors, LLC, the general partner of Distribution Partners Investment Capital, L.P., a private equity fund affiliated with Hales which focuses on investing in insurance distribution entities, , in the amount of $123,000. At March 31, 2002, the Company had funded a total of $1.1 million of its $1.5 million capital commitment to Distribution Investors, LLC.

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                                               (IN THOUSANDS, EXCEPT SHARE DATA)
                                                                                       THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                           -------------------------------------------
                                                                                  2002                   2001
                                                                           --------------------   --------------------
   BASIC EARNINGS PER SHARE:
   Net income......................................................            $       3,966           $       7,993
   Divided by:
   Weighted average shares outstanding for the period..............               13,018,631              12,786,631
                                                                            ===================    ===================
   Basic earnings per share........................................            $        0.30           $        0.63
                                                                            ===================    ===================

   DILUTED EARNINGS PER SHARE:
   Net income......................................................            $       3,966           $       7,993
   Divided by:
   Weighted average shares outstanding for the period..............               13,018,631              12,786,631
   Effect of dilutive securities:
     Preference shares.............................................               35,687,735                      --
     Warrants......................................................                1,323,255                      --
     Nonvested restricted shares...................................                1,232,239                      --
     Stock options.................................................                  735,089                   5,817
                                                                            -------------------    -------------------
   Total shares....................................................               51,996,949              12,792,448
                                                                            ===================    ===================
   Diluted earnings per share......................................            $        0.08           $        0.63
                                                                            ===================    ===================

     On April 8, 2002, ACGL issued 7,475,000 of its common shares and received net proceeds of approximately $179.2 million. In addition, in April 2002, 1,559,257 Class A warrants were canceled in exchange for 446,608 newly issued common shares of ACGL.

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

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. INCOME TAXES (CONTINUED)

     A reconciliation from the federal statutory income tax rate of 35% to the Company's effective tax rate for the three months ended March 31, 2002 and 2001 follows:

                                                                                       (IN THOUSANDS)
                                                                                     THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                         -----------------------------------------
                                                                                 2002                  2001
                                                                         -------------------   -------------------
     Income tax (benefit) expense computed on pre-tax
       income at the federal statutory rate..........................            $  1,466              $  3,955
       Valuation allowance...........................................                 162                  (174)
       Write-off of deferred tax asset...............................                  --                   251
       Dividend received deduction...................................                  --                   (15)
       Foreign income not subject to income tax......................              (1,430)                 (787)
       Other.........................................................                  27                    76
                                                                         -------------------   -------------------
     Income tax expense..............................................            $    225              $  3,306
                                                                         ===================   ===================

     The Company has net operating loss carryforwards totaling $58.8 million at March 31, 2002. Such net operating losses are currently available to offset future taxable income of the Company and expire between 2011 and 2022. The Company also has an alternative minimum tax ("AMT") credit carryforward in the amount of $1.0 million which can be carried forward without expiration.

     On November 20, 2001, the Company underwent an ownership change for U.S. federal income tax purposes as a result of the investment led by investment funds affiliated with Warburg Pincus LLC and Hellman & FriedmanLLC. As a result of this ownership change, limitations are imposed upon the utilization of existing net operating losses.

     Deferred income tax assets and liabilities reflect temporary differences based on enacted tax rates, between the carrying amounts of assets and liabilities for financial reporting and income tax purposes.

     Significant components of the Company's deferred income tax assets and liabilities as of March 31, 2002 and December 31, 2001 were as follows:

                                                                                      (IN THOUSANDS)
                                                                             MARCH 31,            DECEMBER 31,
                                                                               2002                   2001
                                                                        -------------------   -------------------
     DEFERRED INCOME TAX ASSETS:
      Net operating loss carryforwards..............................         $    20,578           $    15,151
      Reserve for contingent loss of escrowed assets................                  --                 5,950
      AMT credit carryforward.......................................                 965                   965
      Discounting of unpaid loss reserves...........................                 426                   335
      Net unearned premium reserve..................................               2,587                 1,975
      Compensation liabilities......................................                 456                    --
      Net unrealized decline in value of investments................                 344                    --
      Other, net....................................................               1,457                 1,403
                                                                        -------------------   -------------------
     Total deferred tax assets......................................              26,813                25,779
                                                                        -------------------   -------------------
     DEFERRED INCOME TAX LIABILITIES:
      Equity in net income of investees, net........................                (628)                 (551)
      Deferred acquisition costs....................................              (1,732)               (1,718)
      Net unrealized appreciation in value of investments.... ......                  --                  (240)
                                                                        -------------------   -------------------
     Total deferred tax liabilities.................................              (2,360)               (2,509)
                                                                        -------------------   -------------------
     Valuation allowance............................................              (9,792)               (9,554)
                                                                        -------------------   -------------------
     Net deferred income tax asset..................................         $    14,661           $    13,716
                                                                        ===================   ===================

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

GENERAL

     THE COMPANY

     We are a Bermuda public limited liability company with approximately $1.2 billion in equity capital and, through operations in Bermuda and the United States, are positioned to write insurance and reinsurance on a worldwide basis. While we are positioned to provide a full range of property and casualty insurance and reinsurance lines, we are focusing on writing specialty lines of insurance and reinsurance profitably and earning a superior return on equity as we establish an enduring underwriting franchise.

     NEW UNDERWRITING INITIATIVE

     In October, we launched an underwriting initiative to meet current and future demand in the global insurance and reinsurance markets that included the recruitment of new insurance and reinsurance management teams and an equity capital infusion of $763.2 million. It is our belief that our existing Bermuda and U.S.-based underwriting platform, our strong management team and our $1.2 billion in capital that is unencumbered by significant exposure to pre-2002 risks have enabled us both to establish an immediate presence in an increasingly attractive insurance marketplace and to actively participate in the January 1, 2002 reinsurance renewal season. During April, we completed an offering of 7,475,000 of our common shares and received net proceeds of $179.2 million. We will use the proceeds of the offering to support the future growth of our insurance and reinsurance operations.

RESULTS OF OPERATIONS

     The following table summarizes the Company's first quarter financial performance for the three month periods ended March 31, 2002 and 2001. After-tax operating income is defined as net income, excluding net realized investment gains or losses on investment sales, equity in net income or loss of investees, non-cash compensation charges, and foreign exchange gains or losses. The increase in diluted average shares outstanding is due to the issuance of convertible preference shares and Class A warrants in connection with the Company's capital infusion in November 2001.

                                                                                        (UNAUDITED)
                                                                                     THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                         -----------------------------------------
SUMMARY OF RESULTS (IN THOUSANDS, EXCEPT SHARE DATA)                            2002                  2001
                                                                         -------------------   -------------------
Gross premiums written.................................................      $    323,582          $      9,180
Net premiums written...................................................           280,710                 2,837
Net premiums earned....................................................            67,527                 1,633
Total revenues.........................................................            79,601                16,882
After-tax operating income.............................................             8,368                 1,608
Net income.............................................................             3,966                 7,993

Per share results:
  After-tax operating income...........................................      $       0.16          $       0.13
  Net income...........................................................      $       0.08          $       0.63
Diluted average shares outstanding.....................................        51,996,949            12,792,448

     The first quarter of 2002 reflects the first full quarter of results from our new underwriting initiative. Comparisons of 2002 and 2001 results of operations are not meaningful due to the changes in our business during 2001 resulting from this initiative and the related capital infusion of $763 million. We reported 2002 first quarter after-tax operating income of $8.4 million, or $0.16 per diluted share, compared to after-tax operating income of $1.6 million, or $0.13 per diluted share, in the 2001 first quarter. Net income for the 2002 first quarter was $4.0 million, or $0.08 per diluted share, which includes after-tax net realized investment losses of $1.2 million, or $0.02 per diluted share, after-tax equity in net income of investees of $540,000, or $0.01 per diluted share, after-tax non-cash compensation charges of $3.7 million, or $0.07 per diluted share and an after-tax foreign exchange loss of $108,000. These amounts correspond to net income for the 2001 first quarter of $8.0 million, or $0.63 per diluted share, which includes after-tax net realized investment gains of $6.2 million, or $0.48 per diluted share, after-tax equity in net income of investees of $540,000, or $0.04 per diluted share, and after-tax non-cash compensation charges of $307,000, or $0.02 per diluted share. In connection with our new insurance operations, we incurred start-up costs of approximately $1.1 million after-tax, or $0.02 per diluted share in the 2002 first quarter.

     UNDERWRITING ACTIVITIES

     During the period from January 1 to April 30, 2002, our reinsurance subsidiaries have entered into more than 1,000 reinsurance treaties and other reinsurance arrangements with over 350 clients, which are expected to provide approximately $600 million of annualized net reinsurance premiums written. During the first four months of 2002, we also made significant progress in expanding our insurance operations, which have received a significant increase in the amount of business submitted.

     Net premiums written for the 2002 first quarter were $280.7 million, compared to $2.8 million for the first quarter of 2001. The increase is primarily due to net written premiums of $264.9 million generated by the Company's newly-formed reinsurance operations. These net written premiums represent the current period's portion of the annualized net premiums written during the January 1 renewal season. The quarterly net premiums written differ from the annualized net premiums written due to the timing of recording premiums for contracts written on a pro rata and excess of loss basis. For business written on a pro rata basis, premiums are recorded as the underlying policies are written, generally over a twelve-month period. For excess of loss treaties, the minimum annual premium is recorded as written as of the date of the treaty. Approximately 65% of the $506 million of annualized premiums written through March 31, 2002 were generated from pro rata contracts and 35% were derived from excess of loss treaties.

     Following is a summary of net premiums written by class of business for each business segment for the three month period ended March 31, 2002. Insurance business reinsured on an inter-segment basis has been reflected in the segment accountable for the underwriting results.

                                                                                        (UNAUDITED)
                                                                                    THREE MONTHS ENDED
                                                                                      MARCH 31, 2002
                                                                        ------------------------------------------
                                                                             PREMIUMS
(In thousands)                                                               WRITTEN                % OF TOTAL
                                                                        ------------------      ------------------
REINSURANCE SEGMENT
Gross Premiums Written Produced By:
 Bermuda Operation (1)................................................       $  183,906                   69.4%
 U.S. Operation.......................................................           80,955                   30.6%
                                                                        ------------------      ------------------
 Total............................................................           $  264,861                  100.0%
                                                                        ==================      ==================

NET PREMIUMS WRITTEN BY CLASS OF BUSINESS:

REINSURANCE SEGMENT
 Property catastrophe.................................................       $   50,715                   19.1%
 Other property business..............................................           42,672                   16.1%
 Casualty.............................................................           40,740                   15.4%
 Other specialty business.............................................           30,255                   11.4%
 Marine, aviation and space...........................................           18,959                    7.2%
 Casualty clash.......................................................           11,150                    4.2%
 Non-traditional business.............................................           70,370                   26.6%
                                                                        ------------------      ------------------
 Total................................................................       $  264,861                  100.0%
                                                                        ==================      ==================

INSURANCE SEGMENT:
 Program business.....................................................           $2,267                   14.3%
 Executive assurance..................................................            1,912                   12.1%
 Other................................................................           11,670                   73.6%
                                                                        ------------------      ------------------
 Total................................................................       $   15,849                  100.0%
                                                                        ==================      ==================

(1) Excludes certain intercompany transactions.

     We classify our businesses into two underwriting segments, reinsurance and insurance. The reinsurance segment consists of our reinsurance underwriting subsidiaries, Arch Re Bermuda, based in Bermuda, and Arch Re U.S., based in the United States. The reinsurance segment's strategy is to write significant portions of business on a select number of specialty property and casualty treaties. Classes of business focused on by our reinsurance subsidiaries include property catastrophe reinsurance; other property business (losses on a single risk, both excess of loss and pro rata); casualty; other specialty business; marine, aviation and space; casualty clash; and non-traditional business.

     The insurance segment includes our primary underwriting subsidiaries, First American Insurance Company, Rock River Insurance Company, Cross River Insurance Company and American Independent Insurance Company. The insurance segment is comprised of seven profit centers, including property, casualty, executive assurance, medical malpractice, professional liability insurance, program business, and other (currently identified as the non-standard auto business of American Independent and the lenders business of First American).

     One traditional means of measuring the underwriting performance of a property/casualty insurer is the statutory composite ratio. This ratio, which is based upon statutory accounting principles, reflects underwriting experience, but does not reflect income from investments. A statutory composite ratio under 100% indicates underwriting profitability, while a composite ratio exceeding 100% indicates an underwriting loss.

     The following table details components of the combined ratio for our total underwriting operations, which include reinsurance and insurance on both a generally accepted accounting principles ("GAAP") and statutory basis. The difference between the GAAP and statutory combined ratios shown below results from a difference in the expense ratios. In calculating expenses incurred under GAAP, only a portion of the underwriting expenses are deferred; accordingly, when premiums are growing rapidly, the GAAP expense ratio will be higher than the statutory expense ratio.

                                                                                        (UNAUDITED)
                                                                                    THREE MONTHS ENDED
                                                                                      MARCH 31, 2002
OPERATING INFORMATION BY SEGMENT                                ----------------------------------------------------------
(In thousands)                                                     REINSURANCE           INSURANCE              TOTAL
                                                                -----------------    ----------------     ----------------
Gross premiums written......................................       $  264,861           $  58,721           $  323,582
Net premiums written........................................          264,861              15,849              280,710
Net premiums earned.........................................           55,533              11,994               67,527
GAAP underwriting profit (loss).............................            3,849                 (24)               3,825

STATUTORY BASIS (1), (2)
Loss ratio..................................................             73.7%               80.3%                74.8%
Commissions and brokerage ratio (3).........................             13.0%              (13.3%)               11.6%
Other operating expense ratio...............................              2.1%               27.5%                 3.6%
                                                                -----------------    ----------------     ----------------
Combined ratio..............................................             88.8%               94.5%                90.0%
                                                                -----------------    ----------------     ----------------

GAAP BASIS (1), (2)
Loss ratio (3)..............................................             73.7%               80.3%                74.8%
Commissions and brokerage ratio.............................             13.1%               (9.3%)                9.1%
Other operating expense ratio...............................              6.3%               29.2%                10.4%
                                                                -----------------    ----------------     ----------------
Combined ratio..............................................             93.1%              100.2%                94.3%
                                                                -----------------    ----------------     ----------------

(1) Excludes certain holding company level expenses included in other corporate expenses.
(2) The loss ratios for statutory and GAAP are based on earned premiums. The statutory expense ratios are based on net premiums written, while the GAAP expense ratios are based on net premiums earned. In calculating expenses incurred under GAAP, the Company is deferring only a portion of its underwriting expenses; accordingly, when premiums are growing rapidly, the GAAP expense ratio will be higher than the statutory expense ratio.
(3) Ratio is based on statutory commissions and brokerage expenses, adjusted to include certain policy-related fee income.

     Underwriting results represent net premiums earned less net loss and loss adjustment expenses incurred and underwriting expenses incurred. As a relatively new insurance and reinsurance company, very limited historical information has been reported to us as of March 31, 2002. In establishing loss and loss adjustment expense reserves for our reinsurance business as of March 31, 2002, we made various assumptions relating to the pricing of our reinsurance contracts, historical industry experience and current industry conditions. In the reserving process, we recognized that there is a possibility of adverse deviation from the assumptions made due to the immature nature of the business written.

     For the 2002 first quarter, our reinsurance operations generated $264.9 million of net premiums written and $55.5 million of net premiums earned, with a reported statutory combined ratio of 88.8% and a GAAP combined ratio of 93.1%. Our reinsurance activity is continuing at a very high level with a significant amount of new submissions received, spanning a wide range of opportunities across various classes of business.

     For the 2002 first quarter, the insurance operations reported a statutory combined ratio of 94.5% and a GAAP combined ratio of 100.2%. The combined ratios included $1.6 million of start-up costs, which increased the statutory and GAAP operating expense ratios by 10.1% and 12.5%, respectively. The insurance segment operating expenses are net of certain policy-related fee income. The insurance group has all of its key profit center leadership in place and we have started to write and issue policies in our new areas of focus.

     REINSURANCE CEDED

     We follow the customary industry practice of reinsuring a portion of our exposures, paying to reinsurers a part of the premiums received on the policies we write. We monitor the financial condition of our reinsurers and attempt to place coverages only with substantial, financially sound carriers. During 2001, we ceded approximately two-thirds of our business written on a proportional basis in accordance with our then current business plan. Comparisons of premiums written between 2002 and 2001 are not meaningful because of the changes in our business discussed above.

     At March 31, 2002, substantially all of our reinsurance recoverables were due from carriers which had an A.M. Best rating of "A-" or better and we had no amounts recoverable from a single entity or group of entities that exceeded 5% of shareholders' equity. In 2002, we are retaining a greater amount of our insurance premiums written as compared to 2001 as a result of the new underwriting initiative and our enhanced financial position. We are also currently retaining 100% of our reinsurance premiums written. We may purchase reinsurance on both a facultative and treaty basis primarily to reduce net liability on individual risks and, if deemed necessary, to reduce our exposure to catastrophic losses.

                                                                                               (UNAUDITED)
                                                                                           THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                 -------------------------------------
(In thousands)                                                                         2002                 2001
                                                                                 ----------------     ----------------
Direct premiums written......................................................        $  58,747            $   9,180
Assumed premiums written.....................................................          264,835                   --
                                                                                 ----------------     ----------------
 Gross premiums written......................................................          323,582                9,180
Ceded premiums written.......................................................          (42,872)              (6,343)
                                                                                 ----------------     ----------------
 Net premiums written........................................................        $ 280,710            $   2,837
                                                                                 ================     ================

     NET INVESTMENT INCOME

     Net investment income for the 2002 first quarter was $9.2 million, compared with $3.2 million for the 2001 first quarter. The increase in net investment income in 2002 compared with 2001 is primarily due to the increase in the Company's invested assets resulting from the $763.2 million capital infusion, which closed in November 2001.

     The Company's pre-tax and net of tax investment yields in the first three months of 2002 were 3.6% and 3.2%, respectively, compared to 4.9% and 4.6%, respectively, for the same prior year period. Assuming a stable interest rate environment, we anticipate the 2002 yields to moderately increase as new cash flow and funds invested in short-term securities are allocated into fixed maturity investments.

     NET REALIZED GAINS (LOSSES) ON INVESTMENTS

     For the three month periods ended March 31, 2002 and 2001, our sources of net realized investment gains (losses) were as follows:

                                                                                        (UNAUDITED)
                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31,
(In thousands)                                                                  2002                  2001
                                                                         ------------------    -----------------
Fixed maturities.......................................................         $   (747)             $    53
Publicly traded equity securities......................................             (728)               8,951
Privately held securities..............................................               10                   --
                                                                         ------------------    -----------------
Total..................................................................         $ (1,465)             $ 9,004
                                                                         ==================    =================

     The net realized losses on our fixed maturity portfolio of $747,000 for the three month period ended March 31, 2002 were primarily attributable to repositioning the portfolio.

     OTHER OPERATING EXPENSES

     Other operating expenses were $13.3 million for the three months ended March 31, 2002, compared to $3.7 million for the same period in 2001. The increase in operating expenses was due to acquisitions completed in 2001 along with operating expenses associated with our new underwriting initiative, including start-up costs of $1.6 million incurred by our insurance segment. We expect that we will incur a significant amount of additional costs in 2002 in connection with the expected increase in our insurance and reinsurance operations.

     PROVISION FOR NON-CASH COMPENSATION

     During 2001 and 2002, we made certain grants to new employees and to our Chairman under our stock incentive plans and other arrangements. These grants were made primarily in connection with our new underwriting initiative and resulted in an increase in pre-tax non-cash compensation of $4.1 million for the three months ended March 31, 2002, compared to $359,000 for the same period in 2001. As a result of the new initiative, we expect to record a significant increase in non-cash compensation in 2002. For restricted shares granted, we record deferred compensation equal to the market value of the shares at the measurement date, which is amortized and charged to income as non-cash compensation over the vesting period. These restricted shares are recorded as outstanding upon issuance (regardless of any vesting period).

     INCOME TAXES

     Income tax expense for the three months ended March 31, 2002 was $225,000. The effective income tax rate of 5.4% differs from the statutory federal income tax rate of 35% principally because of foreign sourced income.

     Income tax expense for the three months ended March 31, 2001 of $3.3 million included recognizing a portion of the deferred taxes relating to the investment gains realized during such period as certain securities, which had been distributed by Arch-U.S. to ACGL in November 2000, were sold to third parties.

     In connection with our November 2001 reorganization transaction, Arch-U.S. distributed substantially all of its public equity portfolio to its Bermuda parent, ACGL, at the current market values and realized gains for tax purposes of $21.0 million. The associated income tax expense of $7.4 million reduced Arch-U.S.'s net operating loss carryforwards by such amount. However, for financial reporting purposes, since the securities had not been sold to an unrelated third party, the realized gain was deferred and was reflected as unrealized appreciation in our consolidated financial statements. Accordingly, the income tax expense was also deferred and reduced unrealized appreciation in our consolidated financial statements.

     See note 11 under the caption "Income Taxes" of the notes accompanying our consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

     ACGL is a holding company whose assets primarily consist of the shares in its subsidiaries. Generally, we depend on our available cash resources, liquid investments and dividends or other distributions from our subsidiaries to make payments, including the payment of operating expenses we may incur and for any dividends our board of directors may determine. ACGL does not currently intend to declare any dividends.

     The ability of our regulated insurance subsidiaries to pay dividends or make distributions is dependent on their ability to meet applicable regulatory standards. Prior approval of the Bermuda Supervisor of Insurance is required if any dividend payments or other distributions of Arch Re Bermuda would reduce its total statutory capital by 15% or more. At December 31, 2001, Arch Re Bermuda had statutory capital of $508 million. As of December 31, 2001, our U.S. insurance and reinsurance subsidiaries may not pay any significant dividends or distributions during 2002 without prior regulatory approval. In addition, the ability of our insurance subsidiaries to pay dividends could be constrained by our dependence on financial strength ratings from independent rating agencies. Our ratings from these rating agencies depend to a large extent on the capitalization levels of our insurance subsidiaries.

     Pursuant to a shareholders agreement that we entered into in connection with the November 2001 capital infusion, we have agreed not to declare any dividend or make any other distribution on our common shares, and not to repurchase any common shares, until we have repurchased from the Warburg Pincus funds, the Hellman & Friedman funds and the other holders of our preference shares, pro rata, on the basis of the amount of each of these shareholders' investment in us at the time of such repurchase, preference shares having an aggregate value of $250.0 million, at a per share price acceptable to these shareholders.

     Our new underwriting initiative and related capital infusion are designed to position us to address current and anticipated future needs for capacity in the global insurance marketplace. During the fourth quarter of 2001, we increased our underwriting activities, initially with a primary focus on reinsurance, and we continue to expand significantly our insurance and reinsurance underwriting activities.

     Our aggregate invested assets, including cash and short-term investments, totaled $1.1 billion and $1.0 billion at March 31, 2002 and December 31, 2001, respectively. As of March 31, 2002, our readily available cash, short-term investments and marketable securities, excluding amounts held by our regulated insurance subsidiaries, totaled $94.2 million. Such amount consisted of $30.4 million of cash and short-term investments and $63.8 million of fixed maturity investments. As of that date, investments that are restricted or generally unavailable for liquidity purposes (other than our ownership interests in our subsidiaries and the invested assets of our regulated insurance subsidiaries) included $34.4 million of privately held securities. In addition, at March 31, 2002, we had investment commitments relating to our privately held investment, Distribution Investors, LLC, of approximately $0.4 million. In April 2002, in connection with the restructuring of our U.S.-based insurance group, we contributed approximately $40 million of our readily available cash, short-term investments and marketable securities to our U.S.-based insurance subsidiaries.

     Cash flows are provided by premiums collected, fee income, investment income and collected reinsurance recoverables, offset by losses and loss adjustment expense payments, reinsurance premiums payable and operating costs. Consolidated cash flows provided by operating activities for the three months ended March 31, 2002 and 2001 were approximately $48.3 million and $556,000, respectively.

     Our expanded underwriting activities will initially be supported by our capital, and we expect that our other operational needs for the foreseeable future will be met by our balance of cash and short-term investments, as well as by funds generated from premiums and investment income and proceeds on the sale or maturity of our investments.

     We have an effective shelf registration statement with the Securities and Exchange Commission. It permits us to issue various types of securities, including unsecured debt securities, preference shares and common shares, from time to time, up to an aggregate of $500 million. During April, we issued 7,475,000 of our common shares and received net proceeds of approximately $179.2 million.

     ACQUISITION OF ROCK RIVER INSURANCE COMPANY

     On February 1, 2002, we acquired Rock River Insurance Company ("Rock River"), an approved excess and surplus lines insurer in 46 states and the District of Columbia and an admitted insurer in one other state, from Sentry Insurance, A Mutual Company ("Sentry") for $19.5 million. At closing, Rock River had net assets of approximately $17.0 million. Sentry, which has an A.M Best rating of "A+" (Superior) as of December 31, 2001, agreed to reinsure or otherwise assume all liabilities arising out of Rock River's business prior to the closing of the acquisition.

     CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     In April 2002, we entered into a letter of credit facility for up to $200 million with Fleet National Bank. This facility expires December 30, 2003. The purpose of this facility is to issue evergreen standby letters of credit in favor of primary insurance or reinsurance counterparties with which we have entered into reinsurance arrangements. Such letters of credit when issued will be secured by a portion of our investment portfolio.

     On April 10, 2002, we made a non-recourse loan in the amount of $13.5 million to our Chairman, which was used to pay income and self-employment taxes, payable in April 2002, on restricted shares granted to him on October 23, 2001.

     On February 25, 2002, we reached a definitive settlement agreement with Folksamerica pursuant to which we satisfied our obligations under the escrow agreement relating to the sale of our prior reinsurance operations for consideration of $17.0 million, plus accrued interest income of $1.8 million. Accordingly, during the 2001 fourth quarter, we recorded an after-tax benefit of $0.4 million, which consisted of a charge of $2.5 million, offset by a reversal of a related reserve in the amount of $2.9 million. The related reserve had been provided for the purchase of reinsurance, which was no longer required due to the fact that the escrow arrangements have been terminated under the above settlement agreement. See note 6 under the caption "Contingencies Relating to the Sale of Prior Reinsurance Operations" of the notes accompanying our consolidated financial statements.

INVESTMENTS

     At March 31, 2002, consolidated cash and invested assets totaled approximately $1.1 billion, consisting of $345.7 million of cash and short-term investments, $671.7 million of publicly traded fixed maturity investments and $40.8 million of privately held securities.

     As part of our investment strategy, we seek to establish a level of cash and highly liquid short-term and intermediate-term securities which, combined with expected cash flow, is believed by us to be adequate to meet our foreseeable payment obligations. We also attempt to maintain an appropriate relationship between the average duration of our investment portfolio and the approximate duration of our claims and other liabilities.

     At March 31, 2002, substantially all of our fixed maturity and short-term investments were rated investment grade by Moody's or Standard & Poor's and had an average Standard & Poor's quality rating of "AA+" and an average duration of
2.1 years.

     Investments included in our private portfolio include securities issued by privately held companies that are generally restricted as to resale or are otherwise illiquid and do not have readily ascertainable market values. The risk of investing in such securities is generally greater than the risk of investing in securities of widely held, publicly traded companies. Lack of a secondary market and resale restrictions may result in an inability by us to sell a security at a price that would otherwise be obtainable if such restrictions did not exist and may substantially delay the sale of a security we seek to sell. At March 31, 2002, our private equity portfolio consisted of eight investments, with additional investment portfolio commitments in an aggregate amount of approximately $3.8 million. See note 9, "Investment Information," of the notes accompanying our consolidated financial statements.

INCOME TAXES

     At March 31, 2002, the net deferred income tax asset was $14.7 million after reflecting a valuation allowance of $9.8 million recorded to reduce the net deferred income tax asset to the amount that management expects to more likely than not be realized. This valuation allowance primarily relates to certain deferred income tax assets of our subsidiary, Arch Risk Transfer Services Ltd., which was acquired during 2001. In light of the new underwriting initiative and restructuing of our U.S-based insurance group, management is continuing to evaluate this valuation allowance.

     We have net operating loss carryforwards totaling $58.8 million at March 31, 2002. Such net operating losses are currently available to offset our future taxable income and expire between 2011 and 2022. We also have an alternative minimum tax credit carryforward in the amount of $1.0 million which can be carried forward without expiration. See note 11, "Income Taxes," of the notes accompanying our consolidated financial statements.

BOOK VALUE PER SHARE

     At March 31, 2002 and December 31, 2001, our consolidated shareholders' equity was approximately $1.02 billion. On a diluted basis, the per share book value at March 31, 2002 was $19.36, compared with $19.59 at December 31, 2001. The decline in diluted book value per share is primarily attributable to additional restricted common shares issued during 2002 to new employees in connection with our new underwriting initiative. The diluted per share book value reflects the outstanding convertible preference shares and Class A warrants, but does not take into account certain potential adjustments described below.

     On April 8, 2002, we completed an offering of 7,475,000 common shares, for which we received net proceeds of approximately $179.2 million. The net proceeds of the offering will be used principally to support the future growth of our insurance and reinsurance operations. On a pro forma basis, after giving effect to the offering, book value per share at March 31, 2002 would have been $19.93 per share on a diluted basis. If the potential adjustments described below were triggered, the diluted pro forma book value at March 31, 2002 would have been reduced by $1.16 per share.

     CALCULATION OF BOOK VALUE PER SHARE

     The following actual book value per share calculations are based on shareholders' equity of $1,020,157 at March 31, 2002 (unaudited) and $1,020,369 at December 31, 2001 (audited). The pro forma results at March 31, 2002 include $179.2 million in net proceeds received by us from our recent common share offering that was completed in April 2002, which resulted in shareholders' equity of $1,199,405 and the issuance of 7,475,000 common shares.

                                      (UNAUDITED)                      (UNAUDITED)
                                     MARCH 31, 2002                   MARCH 31, 2002                 DECEMBER 31, 2001
                                        ACTUAL                          PRO FORMA                          ACTUAL
                            ------------------------------   ------------------------------   ------------------------------
                               COMMON                           COMMON                           COMMON
                             SHARES AND                       SHARES AND                       SHARES AND
                             POTENTIAL        CUMULATIVE      POTENTIAL        CUMULATIVE      POTENTIAL        CUMULATIVE
                               COMMON         BOOK VALUE        COMMON         BOOK VALUE        COMMON         BOOK VALUE
                               SHARES         PER SHARE         SHARES         PER SHARE         SHARES         PER SHARE
                            --------------  --------------   --------------  --------------   --------------  --------------
Per common share (1)......    15,790,332         $ 17.14       23,265,332         $ 19.34       13,513,538         $ 20.05
Series A convertible
preference shares (2).....    35,687,735         $ 19.82       35,687,735         $ 20.35       35,687,735         $ 20.74
Dilutive Class A
warrants (3)..............     1,215,960         $ 19.36        1,215,960         $ 19.93        1,206,206         $ 20.24
Restricted common
shares (4)................            --                               --                        1,689,629         $ 19.59
                            --------------                   --------------                   --------------
Common shares and
potential common shares...    52,694,027                       60,169,027                       52,097,108
                            ==============                   ==============                   ==============

     (1) Book value per common share is determined by dividing (i) the difference between total shareholders' equity and the aggregate liquidation preference of the Series A convertible preference shares of $749.4 million by (ii) the number of common shares outstanding.

     (2) Includes preference shares that were issued on November 20, 2001 in exchange for $763.1 million of cash. The number of preference shares issued was based on the estimated per share price of $21.38. The estimated per share price was based on (i) total shareholders' equity as of June 30, 2001 (adjusted for certain amounts as described in the subscription agreement entered into in connection with the November 2001 capital infusion), divided by (ii) the total number of common shares outstanding as of June 30, 2001, which was 12,863,079. Each preference share is convertible at any time and from time to time at the option of the holder thereof into one fully paid and nonassessable common share, subject to possible adjustment.

     (3) Includes the number of common shares that would be issued under the Class A warrants, primarily issued in connection with the capital infusion transaction, for purposes of calculating diluted book value per share under the treasury stock method. Class A warrants to purchase an aggregate of 5,401,707 common shares are outstanding as of March 31, 2002 and December 31, 2001. Class A warrants are immediately exercisable at $20 per share and expire September 19, 2002. In April 2002, 1,559,257 Class A warrants were canceled in exchange for 446,608 newly issued common shares.

     (4) Represents restricted common shares issued in connection with the capital infusion transaction. These restricted common shares are included in common shares at March 31, 2002.

     POTENTIAL ADJUSTMENTS TO BOOK VALUE PER SHARE

     The following are potential adjustments to book value per share at March 31, 2002 and December 31, 2001, excluding the effects of stock options, that could be made if certain future events described below occur. The pro forma results at March 31, 2002 include the impact of the stock offering completed in April 2002.

                                      (UNAUDITED)                    (UNAUDITED)
                                    MARCH 31, 2002                  MARCH 31, 2002                 DECEMBER 31, 2001
                                        ACTUAL                         PRO FORMA                         ACTUAL
                            ------------------------------  ------------------------------  ------------------------------
                                               CUMULATIVE                      CUMULATIVE                       CUMULATIVE
                                               POTENTIAL                       POTENTIAL                        POTENTIAL
                             CONTINGENTLY     ADJUSTMENTS     CONTINGENTLY    ADJUSTMENTS     CONTINGENTLY     ADJUSTMENTS
                               ISSUABLE         TO BOOK         ISSUABLE        TO BOOK         ISSUABLE         TO BOOK
                                COMMON         VALUE PER         COMMON       VALUE  PER         COMMON        VALUE  PER
                                SHARES          SHARE            SHARES         SHARE            SHARES          SHARE
                            ---------------   ------------  ---------------   ------------  ---------------   ------------
Contingently issuable:
  Series A convertible
  preference shares (1).....     875,765          $(0.32)       875,765           $(0.28)        875,765          $(0.33)
  Series A convertible
  preference shares (2).....   2,831,174          $(1.27)     2,831,174           $(1.15)      2,831,174          $(1.31)
  Class B warrants (3)......      33,766          $(1.28)        33,766           $(1.16)         33,495          $(1.32)

     (1) Represents an estimate of the amount of additional Series A convertible preference shares that will be issued to the new investors during the second quarter of 2002 pursuant to a post-closing purchase price adjustment mechanism under the Subscription Agreement. The per share price is based on
     (i) total shareholders' equity as of June 30, 2001 as set forth on the audited balance sheet, adjusted for certain items as described in the Subscription Agreement, divided by (ii) the total number of common shares outstanding as of June 30, 2001.

     (2) Represents an estimate of the amount of additional Series A preference shares that would be issued under the Subscription Agreement in the event that on or prior to September 19, 2005 (1) the closing price of the our common shares is at least $30 per share for at least 20 out of 30 consecutive trading days or (2) a change in control occurs. Pursuant to the Subscription Agreement, we have agreed to issue to the new investors additional Series A preference shares such that the audited per share price is adjusted downward by $1.50 per preference share.

     (3) Includes the number of common shares that would be issued under the Class B warrants for purposes of calculating diluted book value per share under the treasury stock method. Class B warrants to purchase an aggregate of 150,000 common shares were outstanding as of March 31, 2002 and December 31, 2001 and expire September 19, 2005. Class B warrants are exercisable at $20 per share when the closing price of our common shares is at least $30 per share for at least 20 out of 30 consecutive trading days or (2) a change in control occurs.

MARKET SENSITIVE INSTRUMENTS AND RISK MANAGEMENT

     In accordance with the SEC's Financial Reporting Release No. 48, we performed a sensitivity analysis to determine the effects that market risk exposures could have on the future earnings, fair values or cash flows of our financial instruments as of December 31, 2001. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our 2001 Annual Report on Form 10-K.) Market risk represents the risk of changes in the fair value of a financial instrument and is comprised of several components, including liquidity, basis and price risks. At March 31, 2002, there have been no material changes in market risk exposures that affect the quantitative and qualitative disclosures presented as of December 31, 2001.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. This report or any other written or oral statements made by or on behalf of the Company may include forward-looking statements, which reflect our current views with respect to future events and financial performance. All statements other than statements of historical fact included in or incorporated by reference in this report are forward-looking statements. Forward-looking statements can generally be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe" or "continue" or their negative or variations or similar terminology.

     Forward-looking statements involve our current assessment of risks and uncertainties. Actual events and results may differ materially from those expressed or implied in these statements. Important factors that could cause actual events or results to differ materially from those indicated in such statements are discussed below and elsewhere in this report and include:

   - our management's ability to successfully implement its business strategy;

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

   - integration of new management and operating personnel and the loss of key personnel;

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

     In addition, other general factors could affect our results, including: (a) developments in the world's financial and capital markets and our access to such markets; (b) changes in regulation or tax laws applicable to us, our subsidiaries, brokers or customers; and (c) the effects of business disruption or economic contraction due to terrorism or other hostilities.

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

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     We, in common with the insurance industry in general, are subject to litigation and arbitration in the normal course of our business. As of March 31, 2002, we were not a party to any material litigation or arbitration other than as a part of the ordinary course of business in relation to claims activity, none of which is expected by management to have a significant adverse effect on our results of operation and financial condition and liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) A special meeting of shareholders (the "Special Meeting") of Arch Capital Group Ltd. ("ACGL") was held on March 7, 2002.

(b) Proxies for the Special Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). There was no solicitation in opposition to management's nominees as listed in ACGL's proxy statement, dated January 23, 2002 (the "Proxy Statement").

(c) The shareholders of ACGL (1) approved the issuance of common shares upon conversion of the series A convertible preference shares or exercise of the class A warrants, as applicable, and the full voting rights of the preference shares, (2) adopted an amendment to ACGL's Bye-Law 45 set forth and described in the Proxy Statement, (3) adopted an amendment to ACGL's Bye-Law 75 set forth and described in the Proxy Statement, and
        (4) elected individuals as Designated Company Directors of certain of ACGL's non-U.S. subsidiaries, as described in the Proxy Statement. Set forth below are the voting results for these proposals. The results reflect the application of the limitations on voting as set forth in ACGL's bye-laws, including the certificate of designations relating to the preference shares, as in effect on the date of the Special Meeting, which limit the voting power of the "controlled shares" of each person or "group" (within the meaning of Section 13(d)(3) of the Exchange Act) to 9.9% of the total voting power of all shares. With respect to shares held in book-entry form, ACGL's tabulator, American Stock Transfer & Trust Company, informed us as to the total number of shares that voted "For," "Against" and "Abstain" with respect to each proposal.
        For purposes of applying these limitations, we assumed that each person (or persons filing jointly under Section 13(d) or 13(g) of the Exchange Act, which, for this purpose, were assumed to be a "group" within the meaning of Section 13(d)(3) of the Exchange Act) holding shares constituting 9.9% or more of the total number of ACGL shares
        (as disclosed in a Schedule 13D or Schedule13G filed with the Securities and Exchange Commission) voted "For" each proposal and reduced the votes represented by such shares to 9.9% of the total votes cast. The application of these limitations did not affect the outcome of the voting results.

        APPROVAL OF ISSUANCE OF COMMON SHARES UPON CONVERSION OF PREFERENCE SHARES OR EXERCISE OF CLASS A WARRANTS AND THE FULL VOTING RIGHTS OF PREFERENCE SHARES

                     FOR               AGAINST            ABSTAIN
                     ---               -------            -------
                  13,569,438            16,325             3,852

        ADOPTION OF AMENDMENT TO BYE-LAW 45
                     FOR               AGAINST            ABSTAIN
                     ---               -------            -------
                  13,532,365            33,125             24,125

        ADOPTION OF AMENDMENT TO BYE-LAW 75

                     FOR               AGAINST            ABSTAIN
                     ---               -------            -------
                  13,129,018            28,225             2,425

        ELECTION OF DESIGNATED COMPANY DIRECTORS FOR THE COMPANY'S NON-U.S. SUBSIDIARIES

                     FOR               AGAINST            ABSTAIN
                     ---               -------            -------
                  15,209,746            28,600             9,025

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS.

EXHIBIT NO.             DESCRIPTION
-----------   ---------------------------------------------
        15    Accountants' Awareness Letter (regarding unaudited interim financial information)

(b)  REPORTS ON FORM 8-K.

     ACGL filed reports on Form 8-K during the three month period ended March 31, 2002 on January 4, 2002 (and an amendment thereto on January 7, 2002) to report the closing of the capital infusion and to file certain related exhibits. ACGL also filed a report on Form 8-K on April 3, 2002 to report the closing of the offering of 7,475,000 common shares of ACGL.

                                   SIGNATURES

================================================================================

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     ARCH CAPITAL GROUP LTD.
                                     -------------------------------------------
                                     (REGISTRANT)

                                     /s/ PETER A. APPEL
                                     -------------------------------------------
Date:  May 14, 2002                  Peter A. Appel
                                     President and Chief Executive Officer
                                     (Principal Executive Officer) and Director

                                     /s/ JOHN D. VOLLARO
                                     -------------------------------------------
Date:  May 14, 2002                  John D. Vollaro
                                     Executive Vice President and Chief
                                     Financial Officer (Principal Financial and
                                     Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT NO.              DESCRIPTION
-----------   ---------------------------------------------
        15    Accountants' Awareness Letter (regarding unaudited interim financial information)