Form 10-Q
period 2002-06-30
ARCH CAPITAL GROUP LTD
filed 2002-08-14
CIK 947484

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 2002
                                       Or
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period ______________ to ______________

Commission file number:  0-26456

                             ARCH CAPITAL GROUP LTD.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             Bermuda                                  Not Applicable
   (State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)

       Wessex House, 3rd Floor
         45 Reid Street
       Hamilton, Bermuda                                HM 12
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:   (441) 278-9250


      ---------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes /X/   No / /

Indicate the number of shares outstanding of each of the issuer's classes of common shares.

                Class                               Outstanding At June 30, 2002
    ------------------------------                  ----------------------------
    Common Shares, $0.01 par value                         23,795,740

================================================================================

                             ARCH CAPITAL GROUP LTD.

                                      INDEX

                                                                                   PAGE NO.
                                                                                   --------
PART I.  FINANCIAL INFORMATION

ITEM 1 -- CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Accountants                                                     2

Consolidated Balance Sheets
 June 30, 2002 and December 31, 2001                                                  3

Consolidated Statements of Income
 For the three and six month periods ended June 30, 2002 and 2001                     4

Consolidated Statements of Changes in Shareholders' Equity
 For the six month periods ended June 30, 2002 and 2001                               5

Consolidated Statements of Comprehensive Income
 For the six month periods ended June 30, 2002 and 2001                               6

Consolidated Statements of Cash Flows
 For the six month periods ended June 30, 2002 and 2001                               7

Notes to Consolidated Financial Statements                                            8

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS                                                             20

ITEM 3 -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                  39

PART II.  OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS                                                           40

ITEM 2 -- CHANGES IN SECURITIES AND USE OF PROCEEDS                                   40

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                         41

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K                                            42

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Arch Capital Group Ltd.:

We have reviewed the accompanying consolidated balance sheet of Arch Capital Group Ltd. and its subsidiaries as of June 30, 2002, and the related consolidated statements of income for each of the three and six month periods ended June 30, 2002 and 2001, and the consolidated statements of comprehensive income, changes in shareholders' equity, and cash flows for each of the six month periods ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2001, and the related consolidated statements of income, comprehensive income and changes in shareholders' equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 28, 2002, except as to the matters described in Note 18 to the consolidated financial statements which are as of March 7, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet information as of December 31, 2001, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
New York, New York
August 2, 2002

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                        (UNAUDITED)
                                                                                          JUNE 30,    DECEMBER 31,
                                                                                            2002         2001
                                                                                        -----------   ------------
ASSETS
Investments:
Fixed maturities available for sale, at fair value (amortized cost: .................
 2002, $1,043,700; 2001, $467,154) ..................................................   $ 1,056,780   $    468,269
Short-term investments available for sale, at fair value (amortized cost: ...........
 2002, $176,119; 2001, $477,058) ....................................................       175,720        476,820
Publicly traded equity securities available for sale, at fair value (cost:  2002,-- ;
 2001, $960) ........................................................................            --            235
Securities held in escrow, at fair value (amortized cost:  2002,--; 2001, $22,156) ..            --         22,156
Privately held securities (cost:  2002, $31,537; 2001, $41,587) .....................        31,571         41,608
                                                                                        -----------   ------------
Total investments ...................................................................     1,264,071      1,009,088
                                                                                        -----------   ------------
Cash ................................................................................        37,641          9,970
Accrued investment income ...........................................................        13,681          7,572
Premiums receivable .................................................................       330,086         59,463
Unpaid losses and loss adjustment expenses recoverable ..............................       137,051         90,442
Paid losses and loss adjustment expenses recoverable ................................        22,315         14,418
Prepaid reinsurance premiums ........................................................        56,430         58,961
Goodwill ............................................................................        28,823         26,336
Deferred income tax asset ...........................................................        18,342         13,716
Deferred acquisition costs ..........................................................        61,803          5,412
Loan to Chairman ....................................................................        13,530             --
Other assets ........................................................................        23,963         18,323
                                                                                        -----------   ------------
TOTAL ASSETS ........................................................................   $ 2,007,736   $  1,313,701
                                                                                        ===========   ============
LIABILITIES
Reserve for losses and loss adjustment expenses .....................................   $   266,590   $    113,507
Unearned premiums ...................................................................       408,759         88,539
Reinsurance balances payable ........................................................        38,147         47,029
Reserve for loss of escrowed assets .................................................            --         18,833
Other liabilities ...................................................................        48,193         25,424
                                                                                        -----------   ------------
TOTAL LIABILITIES ...................................................................       761,689        293,332
                                                                                        -----------   ------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred shares ($0.01 par value, 50,000,000 shares authorized, issued: 2002,
 36,563,488, 2001, 35,687,735) ......................................................           366            357
Common shares ($0.01 par value, 200,000,000 shares authorized, issued: 2002,
 23,795,740, 2001, 13,513,538) ......................................................           238            135
Additional paid-in capital ..........................................................     1,282,401      1,039,887
Deferred compensation under share award plan ........................................       (59,241)        (8,230)
Retained earnings (deficit) .........................................................        11,582        (11,610)
Accumulated other comprehensive income consisting of unrealized
appreciation (decline) in value of investments, net of income tax ...................        10,701           (170)
                                                                                        -----------   ------------
TOTAL SHAREHOLDERS' EQUITY ..........................................................     1,246,047      1,020,369
                                                                                        -----------   ------------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY ............................................   $ 2,007,736   $  1,313,701
                                                                                        ===========   ============

                 See Notes to Consolidated Financial Statements

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                               (UNAUDITED)                    (UNAUDITED)
                                           THREE MONTHS ENDED              SIX MONTHS ENDED
                                                JUNE 30,                        JUNE 30,
                                         2002             2001            2002           2001
                                      ------------    ------------    ------------    ------------
REVENUES
Net premiums written ..............   $    223,025    $      6,719    $    503,736    $      9,557
Increase in unearned premiums .....       (109,566)         (1,154)       (322,750)         (2,359)
                                      ------------    ------------    ------------    ------------
Net premiums earned ...............        113,459           5,565         180,986           7,198
Net investment income .............         11,611           3,078          20,778           6,238
Net realized investment gains .....          2,476           9,605           1,011          18,609
Equity in net income of investees .            778              33           1,576             921
Fee income ........................          4,131           3,711           7,705           5,426
Net commission income .............             --           1,199              --           1,681
Net foreign exchange gains ........          3,352              --           3,244              --
                                      ------------    ------------    ------------    ------------
TOTAL REVENUES ....................        135,807          23,191         215,300          40,073

EXPENSES
Losses and loss adjustment expenses         80,304           5,526         130,844           7,071
Acquisition expenses ..............         17,755              --          25,065              --
Other operating expenses ..........         14,854           4,761          28,178           8,440
Non-cash compensation .............          8,636             275          12,764             634
                                      ------------    ------------    ------------    ------------
TOTAL EXPENSES ....................        121,549          10,562         196,851          16,145

INCOME BEFORE INCOME TAXES ........         14,258          12,629          18,449          23,928

Income tax (benefit) expense ......         (4,968)          4,229          (4,743)          7,535
                                      ------------    ------------    ------------    ------------

NET INCOME ........................   $     19,226    $      8,400    $     23,192    $     16,393
                                      ============    ============    ============    ============

NET INCOME PER SHARE DATA
Basic .............................   $       0.95    $       0.65    $       1.39    $       1.28
Diluted ...........................   $       0.33    $       0.65    $       0.42    $       1.28

AVERAGE SHARES OUTSTANDING
Basic .............................     20,323,114      12,832,261      16,691,051      12,809,572
Diluted ...........................     58,877,515      12,844,000      54,981,185      12,818,160

                 See Notes to Consolidated Financial Statements

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                            (UNAUDITED)
                                                                                          SIX MONTHS ENDED
                                                                                              JUNE 30,
                                                                                        2002           2001
                                                                                     -----------    -----------
PREFERENCE SHARES
Balance at beginning of year .....................................................   $       357             --
Preference shares issued .........................................................             9             --
                                                                                     -----------    -----------
Balance at end of period .........................................................           366             --
                                                                                     -----------    -----------

COMMON SHARES
Balance at beginning of year .....................................................           135    $       127
Common shares issued .............................................................           103              2
                                                                                     -----------    -----------
Balance at end of period .........................................................           238            129
                                                                                     -----------    -----------

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of year .....................................................     1,039,887        288,016
Common shares issued .............................................................       242,514          2,360
                                                                                     -----------    -----------
Balance at end of period .........................................................     1,282,401        290,376
                                                                                     -----------    -----------

DEFERRED COMPENSATION UNDER SHARE AWARD PLAN
Balance at beginning of year .....................................................        (8,230)          (341)
Restricted common shares issued ..................................................       (63,615)        (1,772)
Deferred compensation expense recognized .........................................        12,604            634
                                                                                     -----------    -----------
Balance at end of period .........................................................       (59,241)        (1,479)
                                                                                     -----------    -----------

RETAINED EARNINGS (DEFICIT)
Balance at beginning of year, as previously reported .............................       (11,610)       (30,916)
Adjustment to retroactively adopt the equity method of accounting for the original
 investment in ART Services ......................................................            --         (2,710)
                                                                                     -----------    -----------
Balance at beginning of year, as adjusted ........................................       (11,610)       (33,626)
Net income .......................................................................        23,192         16,393
                                                                                     -----------    -----------
Balance at end of period .........................................................        11,582        (17,233)
                                                                                     -----------    -----------

ACCUMULATED OTHER COMPREHENSIVE INCOME
UNREALIZED APPRECIATION (DECLINE) IN VALUE OF INVESTMENTS, NET OF INCOME TAX
Balance at beginning of year .....................................................          (170)        18,432
Adjustment to retroactively adopt the equity method of accounting for the original
 investment in ART Services ......................................................            --           (309)
                                                                                     -----------    -----------
Balance at beginning of year, as adjusted ........................................          (170)        18,123
Change in unrealized appreciation (decline) in value of investments ..............        10,871        (18,264)
                                                                                     -----------    -----------
Balance at end of period .........................................................        10,701           (141)
                                                                                     -----------    -----------
TOTAL SHAREHOLDERS' EQUITY .......................................................   $ 1,246,047    $   271,652
                                                                                     ===========    ===========

                 See Notes to Consolidated Financial Statements

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

                                                                                (UNAUDITED)
                                                                              SIX MONTHS ENDED
                                                                                  JUNE 30,
                                                                               2002       2001
                                                                             --------   --------
COMPREHENSIVE INCOME (LOSS)
Net income ...............................................................   $ 23,192   $ 16,393
Other comprehensive income (loss), net of income tax
  Unrealized appreciation (decline) in value of investments:
    Unrealized holding gains (losses) arising during period ..............     10,098     (6,427)
    Reclassification of net realized losses (gains) included in net income        773    (11,837)
                                                                             --------   --------
  Other comprehensive income (loss) ......................................     10,871    (18,264)
                                                                             --------   --------
COMPREHENSIVE INCOME (LOSS) ..............................................   $ 34,063  ($  1,871)
                                                                             ========   ========

                 See Notes to Consolidated Financial Statements

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                            (UNAUDITED)
                                                                                          SIX MONTHS ENDED
                                                                                              JUNE 30,
                                                                                         2002          2001
                                                                                       ---------    ---------
OPERATING ACTIVITIES
Net income .........................................................................   $  23,192    $  16,393
  Adjustments to reconcile net income to net cash provided
   by operating activities:
     Net realized investment gains .................................................      (1,011)     (18,610)
     Non-cash compensation .........................................................      12,764          634
     Net unrealized foreign exchange gains .........................................      (3,263)          --
     Changes in:
      Reserve for losses and loss adjustment expenses, net of unpaid losses and loss
      adjustment expenses recoverable ..............................................     106,430         (253)
      Unearned premiums, net of prepaid reinsurance premiums .......................     322,458        5,163
      Premiums receivable ..........................................................    (267,316)      (5,971)
      Accrued investment income ....................................................      (5,894)        (326)
      Reinsurance recoverables .....................................................      (2,436)      (2,668)
      Reinsurance balances payable .................................................      (9,490)         205
      Deferred acquisition costs ...................................................     (56,391)        (473)
      Deferred income tax asset ....................................................      (4,626)         302
      Other liabilities ............................................................      16,801       (3,017)
      Loan to Chairman .............................................................     (13,530)          --
      Other items, net .............................................................      (3,983)       8,329
                                                                                       ---------    ---------
NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES ...............................     113,705         (292)
                                                                                       ---------    ---------
INVESTING ACTIVITIES
Purchases of fixed maturity investments ............................................    (885,654)    (112,225)
Release of escrowed assets .........................................................     (18,833)          --
Sales of fixed maturity investments ................................................     300,277       65,899
Purchases of equity securities .....................................................          --          (19)
Sales of equity securities .........................................................      13,802       44,468
Net sales of short-term investments ................................................     329,843       37,500
Acquisition of Arch Specialty Insurance Company, net of cash and investments .......      (2,513)          --
Acquisition of ART Services, net of cash ...........................................          --      (34,159)
Acquisition of American Independent Insurance Holding Company, net of cash .........          --          224
Purchases of furniture, equipment and other ........................................      (2,073)        (633)
                                                                                       ---------    ---------
NET CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES ...............................    (265,151)       1,055
                                                                                       ---------    ---------
FINANCING ACTIVITIES
Common stock issued ................................................................     179,154           --
Purchase of treasury shares ........................................................          --          (48)
Debt retirement and other ..........................................................         (37)         (73)
                                                                                       ---------    ---------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES ...............................     179,117         (121)
                                                                                       ---------    ---------
Increase in cash ...................................................................      27,671          642
Cash beginning of year .............................................................       9,970       11,481
                                                                                       ---------    ---------
CASH END OF PERIOD .................................................................   $  37,641    $  12,123
                                                                                       =========    =========

                 See Notes to Consolidated Financial Statements

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   GENERAL

     The interim consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States ("GAAP") and include the accounts of Arch Capital Group Ltd. ("ACGL") and its subsidiaries (together with ACGL, the "Company"), including Arch Reinsurance Ltd. ("Arch Re Bermuda"), Arch Capital Group (U.S.) Inc. ("Arch-U.S."), Arch Reinsurance Company ("Arch Re U.S."), Arch Insurance Company ("Arch Insurance"), formerly known as First American Insurance Company, Arch Excess & Surplus Insurance Company ("Arch E&S"), formerly known as Cross River Insurance Company, Arch Specialty Insurance Company ("Arch Specialty"), formerly known as Rock River Insurance Company, Arch Risk Transfer Services Ltd. ("ART Services"), American Independent Insurance Holding Company ("AIHC"), and Hales & Company Inc. ("Hales"). All significant intercompany transactions and balances have been eliminated in consolidation.

     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments necessary (consisting only of normal recurring accruals) for a fair statement of results on an interim basis. The results of any interim period are not necessarily indicative of the results for a full year or any future periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations; however, management believes that the disclosures are adequate to make the information presented not misleading. This report should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2001, including the Company's audited consolidated financial statements and related notes and the section entitled "Risk Factors." Many events, such as natural catastrophes such as earthquakes, hurricanes, tornados and hailstorms, can have a significant impact on the results of any one or more reporting periods.

     In October 2001, the Company launched an underwriting initiative to meet current and future demand in the global insurance and reinsurance markets that included the recruitment of new management teams and an equity capital infusion of $763.2 million. In April 2002, the Company completed an offering of 7,475,000 of its common shares and received net proceeds of $179.2 million. Due to the significant changes in the Company's business and operations resulting from the new underwriting initiative and related capital infusions, comparisons of 2002 to 2001 results are not meaningful.

2.   ACCOUNTING PRONOUNCEMENTS

     In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which was adopted by the Company on January 1, 2002. SFAS No. 144 addresses the accounting and reporting for impairment of long-lived assets to be held and used, as well as long-lived assets to be disposed of. The standard requires that long-lived assets to be held and used will be written down to fair value when they are considered impaired. Long-lived assets to be disposed of are required to be carried at the lower of carrying amount or fair value less estimated cost to sell. SFAS No. 144 also broadens the presentation of discontinued operations on the income statement to include a component of an entity (rather than a segment of a business). The adoption of this standard did not have a material effect on the Company's results of operations for the three month and six month periods ended June 30, 2002 or its financial position.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 will be applied prospectively to exit or disposal activities initiated after December 31, 2002 and requires companies to recognize costs associated with exit activities when they are incurred, rather than at the date of a commitment to an exit or disposal plan. The Company is currently evaluating this standard.

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   RECLASSIFICATIONS

     To facilitate period to period comparisons, certain amounts in the 2001 consolidated financial statements have been reclassified to conform to the 2002 presentation. Such reclassifications had no effect on the Company's net income, shareholders' equity or cash flows.

4.   GOODWILL

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which became effective for the Company on January 1, 2002. In adopting SFAS No. 142, the Company discontinued amortizing goodwill and will test goodwill at least annually for impairment. SFAS No. 142 also requires that, upon adoption, the Company complete a transitional goodwill impairment test six months from the date of adoption. The Company tested its goodwill for impairment at each reporting unit as of January 1, 2002 in accordance with SFAS No. 142 and, based on such evaluation, it was determined that goodwill was not impaired. Goodwill will be tested for impairment on an annual basis and between annual tests in certain circumstances.

     The carrying amount of goodwill at June 30, 2002 was $28.8 million, consisting of $23.1 million relating to the Company's insurance subsidiaries ($13.6 million, $6.7 million and $2.8 million relating to the acquisitions of AIHC, ART Services and Arch Specialty, respectively) and $5.7 million relating to the acquisition of Hales.

     The following table provides the pro forma effect on net income and basic and diluted earnings per share for the three and six month periods ended June 30, 2002 and 2001, as if the amortization of goodwill had ceased at the beginning of 2001 (net of taxes):

                                            (UNAUDITED)              (UNAUDITED)
                                         THREE MONTHS ENDED        SIX MONTHS ENDED
                                              JUNE 30,                 JUNE 30,
                                        ----------------------   -----------------------
(in thousands, except per share data)      2002         2001        2002         2001
                                        ----------   ---------   ----------   ----------
Reported net income .................   $   19,226   $   8,400   $   23,192   $   16,393
Add back: goodwill amortization .....           --         284           --          454
                                        ----------   ---------   ----------   ----------
Adjusted net income .................   $   19,226   $   8,684   $   23,192   $   16,847
                                        ----------   ---------   ----------   ----------

Basic earnings per share:
Reported net income .................   $     0.95   $    0.65   $     1.39   $     1.28
Add back: goodwill amortization .....           --        0.03           --         0.04
                                        ----------   ---------   ----------   ----------
Adjusted net income .................   $     0.95   $    0.68   $     1.39   $     1.32
                                        ----------   ---------   ----------   ----------

Diluted earnings per share:
Reported net income .................   $     0.33   $    0.65   $     0.42   $     1.28
Add back: goodwill amortization .....           --        0.03           --         0.04
                                        ----------   ---------   ----------   ----------
Adjusted net income .................   $     0.33   $    0.68   $     0.42   $     1.32
                                        ----------   ---------   ----------   ----------

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   CONTINGENCIES RELATING TO THE SALE OF PRIOR REINSURANCE OPERATION

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

     Under the terms of the agreement, $20 million of the purchase price had been placed in escrow for a period of five years. Such amounts represented restricted funds that appeared under a separate caption entitled "Securities held in escrow" on the Company's consolidated balance sheet at December 31, 2001. These funds were to be used to reimburse Folksamerica if the loss reserves (which were $32.3 million at the closing of the asset sale) transferred to it in the asset sale relating to business produced on behalf of Arch Re U.S. by a certain managing underwriting agency were deficient as measured at the end of such five-year period or to satisfy certain indemnity claims Folksamerica may have had during such period. On February 25, 2002, the Company reached a definitive settlement agreement with Folksamerica pursuant to which the Company satisfied its obligations under the escrow agreement for consideration of $17.0 million, plus accrued interest income of $1.8 million. Accordingly, during the 2001 fourth quarter, the Company recorded an after-tax benefit of $0.4 million, which consisted of a charge of $2.5 million, offset by a reversal of a related reserve in the amount of $2.9 million. The related reserve had been provided for the purchase of reinsurance, which was no longer required due to the fact that the escrow arrangements have been terminated under the above settlement agreement.

     Under the terms of the agreement, the Company had also purchased in 2000 reinsurance protection covering the Company's transferred aviation business to reduce the net financial loss to Folksamerica on any large commercial airline catastrophe to $5.4 million, net of reinstatement premiums. Although the Company believes that any such net financial loss will not exceed $5.4 million, the Company has agreed to reimburse Folksamerica if a loss is incurred that exceeds $5.4 million for aviation losses under certain circumstances prior to May 5, 2003. The Company also made representations and warranties to Folksamerica about the Company and the business transferred to Folksamerica for which the Company retains exposure for certain periods, and made certain other agreements, including that the Company would not compete with Folksamerica to acquire or reinsure any treaties included in the assumed business until May 5, 2004. Although Folksamerica has not asserted that any amount is currently due under any of the indemnities provided by the Company under the asset purchase agreement, Folksamerica has indicated a potential indemnity claim under the agreement in the event of the occurrence of certain future events. Based on all available information, the Company has denied the validity of any such potential claim. In addition, the Company retained its tax and employee benefit liabilities and other liabilities not assumed by Folksamerica, including all liabilities not arising under reinsurance agreements transferred to Folksamerica in the asset sale and all liabilities (other than liabilities arising under reinsurance agreements) arising out of or relating to the managing underwriting agency referred to above.

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   SEGMENT INFORMATION

     The Company classifies its businesses into two underwriting segments - reinsurance and insurance - and a corporate segment (non-underwriting). Segment performance is evaluated based on underwriting income or loss. Other revenue and expense items are not evaluated by segment. In addition, the Company does not manage its assets by segment and, accordingly, investment income is not allocated to each segment. The accounting policies of the segments are the same as those used for the consolidated financial statements. Inter-segment insurance business is allocated to the segment accountable for the underwriting results in accordance with SFAS No. 131.

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

     The insurance segment includes the Company's primary underwriting subsidiaries, which include Arch Insurance, Arch Specialty, Arch E&S and American Independent. The insurance segment is comprised of six profit centers including property, casualty, executive assurance, healthcare, professional liability insurance and program business, and other (currently identified as the non-standard auto business of American Independent and the lenders business of Arch Insurance).

     The corporate segment (non-underwriting) includes net investment income and net realized gains or losses and other corporate expenses incurred by the Company. The corporate segment also includes the results of Hales, the Company's merchant banking subsidiary. Due to the significant changes in the Company's business and operations resulting from the new underwriting initiative and related capital infusions, comparisons of 2002 and 2001 results are not meaningful. Accordingly, segment information provided below relates solely to 2002 periods. The following tables set forth an analysis of the Company's underwriting income or loss by segment, together with a reconciliation of underwriting income or loss to net income for the three month and six month periods ended June 30, 2002.

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   SEGMENT INFORMATION (CONTINUED)

                                                                (UNAUDITED)
                                                             THREE MONTHS ENDED
                                                                JUNE 30, 2002
                                                     -------------------------------------
OPERATING INFORMATION BY SEGMENT (in thousands)      REINSURANCE   INSURANCE       TOTAL
                                                     -----------   ---------     ---------
Net premiums written (1) ......................      $   176,619   $  46,406     $ 223,025
Net premiums earned ...........................           96,330      17,129       113,459
Fee income ....................................               --       2,767         2,767
Losses and loss adjustment expenses ...........          (67,100)    (13,204)      (80,304)
Acquisition expenses ..........................          (16,226)     (1,529)      (17,755)
Operating expenses ............................           (2,615)     (8,588)      (11,203)
                                                     -----------   ---------     ---------
Underwriting income (loss) ....................      $    10,389   $  (3,425)    $   6,964
                                                     ===========   =========     =========

Net investment income .........................                                     11,611
Net realized gains on investments .............                                      2,476
Equity in net income of investees .............                                        778
Net foreign exchange gains ....................                                      3,352
Other fee income ..............................                                      1,364
Other corporate expenses ......................                                     (3,651)
Non-cash compensation .........................                                     (8,636)
Income tax benefit ............................                            .         4,968
                                                                                 ---------
NET INCOME ....................................                                  $  19,226
                                                                                 =========
UNDERWRITING RATIOS (2)
Loss ratio ....................................             69.7%       77.1%         70.8%
Acquisition expense ratio (3) .................             16.8%       (7.2%)        13.2%
Other operating expense ratio .................              2.7%       50.1%          9.9%
                                                     -----------   ---------     ---------
Combined ratio ................................             89.2%      120.0%         93.9%
                                                     -----------   ---------     ---------

(1) Reflects $18.2 million of net premiums written assumed by the reinsurance segment from the insurance segment.
(2)  Underwriting ratios are calculated based on net premiums earned.
(3) The acquisition expense ratio is adjusted to include certain policy-related fee income.

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  SEGMENT INFORMATION (CONTINUED)

                                                                   (UNAUDITED)
                                                                 SIX MONTHS ENDED
                                                                   JUNE 30, 2002
                                                     -----------------------------------------
OPERATING INFORMATION BY SEGMENT (in thousands)      REINSURANCE      INSURANCE       TOTAL
                                                     -----------      ---------      ---------
Net premiums written (1) ......................      $   441,480      $  62,256      $ 503,736
Net premiums earned ...........................          151,863         29,123        180,986
Fee income ....................................               --          3,935          3,935
Losses and loss adjustment expenses ...........         (108,005)       (22,839)      (130,844)
Acquisition expenses ..........................          (23,487)        (1,578)       (25,065)
Operating expenses ............................           (6,133)       (12,090)       (18,223)
                                                     -----------      ---------      ---------
Underwriting income (loss) ....................      $    14,238      $  (3,449)     $  10,789
                                                     ===========      =========

Net investment income .........................                                         20,778
Net realized gains on investments .............                                          1,011
Equity in net income of investees .............                                          1,576
Net foreign exchange gains ....................                                          3,244
Other fee income ..............................                                          3,770
Other corporate expenses ......................                                         (9,955)
Non-cash compensation .........................                                        (12,764)
Income tax benefit ............................                                          4,743
                                                                                     ---------
NET INCOME ....................................                                      $  23,192
                                                                                     =========

UNDERWRITING RATIOS (2)
Loss ratio ....................................             71.1%          78.4%          72.3%
Acquisition expense ratio (3) .................             15.5%          (8.1%)         11.7%
Other operating expense ratio .................              4.0%          41.5%          10.0%
                                                     -----------      ---------      ---------
Combined ratio ................................             90.6%         111.8%          94.0%
                                                     -----------      ---------      ---------

(1) Reflects $37.0 million of net premiums written assumed by the reinsurance segment from the insurance segment.
(2)  Underwriting ratios are calculated based on net premiums earned.
(3) The acquisition expense ratio is adjusted to include certain policy-related fee income.

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  SEGMENT INFORMATION (CONTINUED)

    Set forth below is summary information regarding net premiums written by client location and by line of business for the reinsurance and insurance segments for the three and six month periods ended June 30, 2002:

                                            (UNAUDITED)                       (UNAUDITED)
                                         THREE MONTHS ENDED                 SIX MONTHS ENDED
                                           JUNE 30, 2002                     JUNE 30, 2002
                                   ----------------------------       ---------------------------
                                    PREMIUMS             % OF          PREMIUMS            % OF
(in thousands)                       WRITTEN             TOTAL         WRITTEN             TOTAL
                                   -----------          -------       ----------          -------
REINSURANCE SEGMENT
Net Premiums Written by
Client Location (1):

  United States ............       $    97,103             55.0%      $  208,850             47.3%
  United Kingdom ...........            28,689             16.2%         107,072             24.3%
  Germany ..................             3,021              1.7%          26,724              6.1%
  France ...................             4,778              2.7%          20,119              4.6%
  Bermuda ..................             6,448              3.7%          18,772              4.2%
  Canada ...................             9,978              5.6%          17,909              4.0%
  Japan ....................            12,005              6.8%          12,056              2.7%
  Other ....................            14,597              8.3%          29,978              6.8%
                                   -----------          -------       ----------          -------
  Total ....................       $   176,619            100.0%      $  441,480            100.0%
                                   ===========          =======       ==========          =======
Net Premiums Written by
Class of Business (1):

  Property catastrophe .....       $    28,315             16.0%      $   79,030             17.9%
  Other property business ..            41,203             23.3%          83,875             19.0%
  Casualty .................            16,128              9.1%          56,868             12.9%
  Other specialty business .            71,194             40.3%         101,449             23.0%
  Marine, aviation and space             9,639              5.5%          28,598              6.5%
  Casualty clash ...........             1,779              1.0%          12,929              2.9%
  Non-traditional business .             8,361              4.8%          78,731             17.8%
                                   -----------          -------       ----------          -------
  Total ....................       $   176,619            100.0%      $  441,480            100.0%
                                   ===========          =======       ==========          =======
INSURANCE SEGMENT
Net Premiums Written by
Client Location (1):

  United States ............       $    45,300             97.6%      $   61,150             98.2%
  United Kingdom ...........               880              1.9%             880              1.4%
  Canada ...................               226              0.5%             226              0.4%
                                   -----------          -------       ----------          -------
  Total ....................       $    46,406            100.0%      $   62,256            100.0%
                                   ===========          =======       ==========          =======
Net Premiums Written by
Class of Business (1):

  Executive assurance ......       $    10,871             23.4%      $   12,783             20.5%
  Casualty .................            10,579             22.8%          10,579             17.0%
  Program business .........             6,429             13.8%           8,696             14.0%
  Property .................             5,130             11.1%           5,130              8.3%
  Professional liability ...             2,138              4.6%           2,138              3.4%
  Other ....................            11,259             24.3%          22,930             36.8%
                                   -----------          -------       ----------          -------
  Total ....................       $    46,406            100.0%      $   62,256            100.0%
                                   ===========          =======       ==========          =======

(1) Reflects $18.2 million and $37.0 million of net premiums written, respectively, for the three month and six month periods ended June 30, 2002 assumed by the reinsurance segment from the insurance segment.

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   REINSURANCE

     In the normal course of business, the Company's insurance subsidiaries cede a portion of their premium through quota share, surplus, excess of loss and facultative reinsurance agreements. The Company's reinsurance subsidiaries are currently retaining substantially all of their assumed reinsurance premiums written. Reinsurance recoverables are recorded as assets, predicated on the reinsurers' ability to meet their obligations under the reinsurance agreements. If the reinsurers are unable to satisfy their obligations under the agreements, the Company's insurance subsidiaries would be liable for such defaulted amounts.

     With respect to 2002 and 2001 results reflected below, the following table sets forth the effects of reinsurance on the Company's reinsurance and insurance subsidiaries to unaffiliated reinsurers. With respect to 2001 results, the table sets forth the effects of reinsurance on American Independent only, which was acquired by the Company in February 2001.

                                                    (UNAUDITED)              (UNAUDITED)
                                                THREE MONTHS ENDED        SIX MONTHS ENDED
                                                     JUNE 30,                  JUNE 30,
                                             ----------------------    ----------------------
       (in thousands)                          2002          2001         2002        2001
                                             ---------    ---------    ---------    ---------
       PREMIUMS WRITTEN:
         Direct ..........................   $  88,925    $  22,152    $ 147,672    $  31,332
         Assumed .........................     164,730           --      410,779           --
         Ceded ...........................     (30,630)     (15,433)     (54,715)     (21,775)
                                             ---------    ---------    ---------    ---------
         Net .............................   $ 223,025    $   6,719    $ 503,736    $   9,557
                                             =========    =========    =========    =========

       PREMIUMS EARNED:
         Direct ..........................   $  49,574    $  19,759    $  93,070    $  26,169
         Assumed .........................      92,146           --      145,160           --
         Ceded ...........................     (28,261)     (14,194)     (57,244)     (18,971)
                                             ---------    ---------    ---------    ---------
         Net .............................   $ 113,459    $   5,565    $ 180,986    $   7,198
                                             =========    =========    =========    =========

       LOSSES AND LOSS ADJUSTMENT EXPENSES
       INCURRED:
         Direct ..........................   $  85,542    $  15,790    $ 127,249    $  21,244
         Assumed .........................      62,763           --      101,726           --
         Ceded ...........................     (68,001)     (10,264)     (98,131)     (14,173)
                                             ---------    ---------    ---------    ---------
         Net .............................   $  80,304    $   5,526    $ 130,844    $   7,071
                                             =========    =========    =========    =========

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.   INVESTMENT INFORMATION

     The following tables reconcile estimated fair value and carrying value to the amortized cost of fixed maturities and equity securities at June 30, 2002 and December 31, 2001:

                                                                     (UNAUDITED)
                                                                    JUNE 30, 2002
                                                 --------------------------------------------------------
                                                   ESTIMATED
                                                  FAIR VALUE      GROSS         GROSS
                                                 AND CARRYING   UNREALIZED    UNREALIZED      AMORTIZED
       (in thousands)                               VALUE         GAINS        (LOSSES)          COST
                                                 ------------   ----------    ----------     ------------
       Fixed maturities ......................   $  1,056,780   $   19,296    $   (6,216)    $  1,043,700
       Privately held securities..............         31,571           34            --           31,537
                                                 ------------   ----------     ---------     ------------
       Total .................................   $  1,088,351   $   19,330    $   (6,216)    $  1,075,237
                                                 ============   ==========    ===========    ============

                                                                        (AUDITED)
                                                                     DECEMBER 31, 2001
                                                 --------------------------------------------------------
                                                  ESTIMATED
                                                  FAIR VALUE      GROSS         GROSS
                                                 AND CARRYING   UNREALIZED    UNREALIZED       AMORTIZED
       (in thousands)                               VALUE          GAINS        (LOSSES)         COST
                                                 ------------   ----------    ----------     ------------
       Fixed maturities.......................   $   468,269    $    3,761    $   (2,646)    $    467,154
       Publicly traded equity securities......           235            --          (725)             960
       Privately held securities..............        41,608            21            --           41,587
                                                 ------------   ----------    ----------     ------------
       Total..................................   $    510,112   $    3,782    $   (3,371)    $    509,701
                                                 ============   ==========    ==========     ============

     Privately held securities consisted of the following at June 30, 2002 and December 31, 2001:

                                                                     (UNAUDITED)         (AUDITED)
                                                     PERCENTAGE        JUNE 30,         DECEMBER 31,
        (in thousands)                                OWNERSHIP         2002               2001
                                                     ----------      -----------        ------------
        CARRIED UNDER THE EQUITY METHOD:
          The ARC Group, LLC ....................            --               --        $      8,725
          Arx Holding Corp. .....................          35.2%     $     4,441               3,714
          Island Heritage Insurance Company, Ltd.          33.4%           5,407               4,950
          New Europe Insurance Ventures .........          14.6%             420                 609
          Sunshine State Holding Corporation ....          23.3%           1,820               1,838
                                                                     -----------        ------------
                                                                          12,088              19,836
                                                                     -----------        ------------

        CARRIED AT FAIR VALUE:
          Stockton Holdings Limited .............           1.7%          10,000              10,000
          Trident II, L.P. ......................           2.0%           8,563              10,876
          Distribution Investors, LLC ...........           2.8%             920                 896
                                                                     -----------        ------------
                                                                          19,483              21,772
                                                                     -----------        ------------
        Total ...................................                    $    31,571        $     41,608
                                                                     ===========        ============

     During the six months ended June 30, 2002, the Company received distributions from The ARC Group, LLC ("ARC") totaling $1.4 million. On April 12, 2002, the Company sold its investment in ARC to Trident II, L.P. and two limited partnerships associated with Marsh & McLennan Companies, Inc. for consideration of $14.5 million. The realized gain of $5.8 million on the sale of the Company's investment in ARC is net of certain

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.   INVESTMENT INFORMATION (CONTINUED)

transaction expenses and was recorded in the 2002 second quarter. During the six months ended June 30, 2002, the Company also received aggregate distributions of $2.7 million from Trident II, L.P. including (1) a return of capital of $2.3 million which reduced the Company's carrying value in Trident II, L.P. and (2) net realized gains of $434,000. In August 2002, the Company received a return of capital of approximately $392,000 from New Europe Insurance Ventures ("NEIV"), which reduced the Company's carrying value in NEIV at such date.

     At June 30, 2002, the Company had investment commitments relating to its privately held securities totaling approximately $3.6 million, and the Company had funded a total of $1.1 million of its $1.5 million capital commitment to Distribution Investors, LLC.

9.   EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                      (UNAUDITED)                 (UNAUDITED)
                                                   THREE MONTHS ENDED           SIX MONTHS ENDED
                                                        JUNE 30,                    JUNE 30,
                                               -------------------------   -------------------------
     (In thousands, except share data)            2002          2001          2002          2001
                                               -----------   -----------   -----------   -----------
     BASIC EARNINGS PER SHARE:
     Net income ............................   $    19,226   $     8,400   $    23,192   $    16,393
     Divided by:
     Weighted average shares outstanding for
      the period ...........................    20,323,114    12,832,261    16,691,051    12,809,572
                                               ===========   ===========   ===========   ===========
     Basic earnings per share ..............   $      0.95   $      0.65   $      1.39   $      1.28
                                               ===========   ===========   ===========   ===========
     DILUTED EARNINGS PER SHARE:
     Net income ............................   $    19,226   $     8,400   $    23,192   $    16,393
     Divided by:
     Weighted average shares outstanding for
      the period ...........................    20,323,114    12,832,261    16,691,051    12,809,572
     Effect of dilutive securities:
       Preference shares ...................    35,716,606            --    35,702,250            --
       Warrants ............................     1,236,741            --     1,313,030            --
       Nonvested restricted shares .........       651,323            --       429,234            --
       Stock options .......................       949,731        11,739       845,620         8,588
                                               -----------   -----------   -----------   -----------
     Total shares ..........................    58,877,515    12,844,000    54,981,185    12,818,160
                                               ===========   ===========   ===========   ===========
     Diluted earnings per share ............   $      0.33   $      0.65   $      0.42   $      1.28
                                               ===========   ===========   ===========   ===========

     On April 8, 2002, ACGL issued 7,475,000 of its common shares and received net proceeds of approximately $179.2 million. In addition, in April 2002, 446,608 newly issued common shares of ACGL were issued upon the exercise of 1,559,257 Class A warrants on a cashless basis. On June 28, 2002, ACGL issued 875,753 additional Series A convertible preference shares pursuant to a post-closing purchase price adjustment mechanism under the subscription agreement entered into in connection with the capital infusion completed in November 2001.

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

     ACGL will be subject to U.S. federal income tax only to the extent that it derives U.S. source income that is subject to U.S. withholding tax or income that is effectively connected with the conduct of a trade or business within the U.S. and is not exempt from U.S. tax under an applicable income tax treaty with the U.S. ACGL will be subject to a withholding tax on dividends from U.S. investments and interest from certain U.S. taxpayers. ACGL does not consider itself to be engaged in a trade or business within the U.S. and, consequently, does not expect to be subject to direct U.S. income taxation. However, because there is uncertainty as to the activities which constitute being engaged in a trade or business within the United States, there can be no assurances that the U.S. Internal Revenue Service will not contend successfully that ACGL or its non-U.S. subsidiaries are engaged in a trade or business in the United States. If ACGL or any of its non-U.S. subsidiaries were subject to U.S. income tax, ACGL's shareholders' equity and earnings could be materially adversely affected. ACGL's U.S. subsidiaries are subject to U.S. income taxes on their worldwide income.

     ACGL changed its legal domicile from the United States to Bermuda in November 2000. Legislation has been introduced which (if enacted) could eliminate the tax benefits available to companies that have changed their legal domiciles to Bermuda, and such legislation may apply to ACGL. In addition, some U.S. insurance companies have been lobbying Congress to pass legislation intended to eliminate certain perceived tax advantages of U.S. insurance companies with Bermuda affiliates resulting principally from reinsurance between or among U.S. insurance companies and their Bermuda affiliates. This legislation, if passed, and other changes in U.S. tax laws, regulations and interpretations thereof to address these issues could materially adversely affect the Company.

     For the six months ended June 30, 2002, the Company's income tax provision resulted in an effective tax rate of 14.5%, excluding the reversal of a $7.4 million valuation allowance on certain of the Company's deferred tax assets during the 2002 second quarter. The Company's remaining valuation allowance is $2.1 million at June 30, 2002. The effective tax rate will fluctuate based on the relative amounts of the Company's U.S.-sourced income and its worldwide income. The valuation allowance reversal was based on the Company's recently completed restructuring of its U.S.-based insurance underwriting operations and its business plan.

11.  RELATED PARTY TRANSACTIONS

     In April 2002, pursuant to agreements entered into in November 2001 in connection with the Company's new underwriting initiative, a subsidiary of ACGL made a non-recourse loan of $13.5 million to Robert Clements, the Chairman of ACGL's Board of Directors, which was used to pay income and self employment taxes, payable in April 2002, on 1,668,157 restricted shares granted to him on October 23, 2001. The loan is secured by such shares, and bears interest at a rate of 4.6% per annum and will mature on the October 23, 2006. If the Company terminates Mr. Clements' service as Chairman for cause, the loan will become immediately payable. Mr. Clements will receive additional compensation in cash in an amount sufficient to defray the interest cost. In addition, the Company has agreed to make gross-up payments to him in the event of certain tax liabilities.

     In connection with the Company's information technology initiative in 2002, the Company has entered into arrangements with two software companies, which provide document management systems and information and research tools to insurance underwriters, in which Mr. Clements and John Pasquesi, the Vice Chairman of ACGL's Board of Directors, each own minority ownership interests. The Company will pay fees under such arrangements based on usage. Under one of these agreements, fees payable are subject to a minimum of approximately $575,000 for the two-year period ending July 2004.

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  RELATED PARTY TRANSACTIONS (CONTINUED)

     Since January 2002, the Company has leased temporary office space from Tri-City Brokerage Inc. (together with its affiliates, "Tri-City"), a company in which Peter Appel, President and Chief Executive Officer of ACGL, Mr. Clements and Distribution Investors, LLC hold ownership interests, for aggregate rental expense of approximately $110,000 through June 30, 2002. In addition, Tri-City, as broker, has placed business with the Company's insurance operations and the Company has incurred commission expenses of approximately $200,000 under such arrangements through June 30, 2002.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                                         .
GENERAL

     THE COMPANY

     We are a Bermuda public limited liability company with over $1.2 billion in equity capital and, through operations in Bermuda and the United States, are positioned to write insurance and reinsurance on a worldwide basis. While we are positioned to provide a full range of property and casualty insurance and reinsurance lines, we are focusing on writing specialty lines of insurance and reinsurance.

     NEW UNDERWRITING INITIATIVE

     In October 2001, we launched an underwriting initiative to meet current and future demand in the global insurance and reinsurance markets that included the recruitment of new insurance and reinsurance management teams and an equity capital infusion of $763.2 million. It is our belief that our existing Bermuda and U.S.-based underwriting platform, our strong management team and our $1.2 billion in capital that is unencumbered by significant exposure to pre-2002 risks have enabled us both to establish an immediate presence in an attractive insurance and reinsurance marketplace. In April 2002, we completed an offering of 7,475,000 of our common shares and received net proceeds of $179.2 million, which were contributed to the surplus of Arch Re Bermuda, our Bermuda-based reinsurance and insurance subsidiary.

     This discussion and analysis contains forward-looking statements which involve inherent risks and uncertainties. All statements other than statements of historical fact are forward-looking statements. These statements are based on our current assessment of risks and uncertainties. Actual results may differ materially from those expressed or implied in these statements. Important factors that could cause actual events or results to differ materially from those indicated in such statements are discussed in this report, including the section entitled "--Cautionary Note Regarding Forward Looking Statements," and the section entitled "Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2001.

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND RECENT ACCOUNTING PRONOUNCEMENTS

     The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities (including reserves), revenues and expenses, and related disclosures of contingent liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, insurance and other reserves, reinsurance recoverables, intangible assets, bad debts, income taxes, pensions, contingencies and litigation. We base our estimates on historical experience, where possible, and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and such differences may be material. As a relatively new insurance and reinsurance company, very limited historical information has been reported to us as of June 30, 2002. We believe that the following critical accounting policies require our more significant judgments and estimates used in the preparation of our consolidated financial statements.

     PREMIUM REVENUES AND RELATED EXPENSES

     Insurance premiums written are recorded in accordance with the terms of the underlying policies. Reinsurance premiums assumed are recognized as income on a straight line basis over the terms of the related reinsurance contracts. For business written on a pro rata basis, premiums written are recorded as the underlying policies are written, generally over a twelve-month period. For excess of loss treaties, the minimum annual premium is recorded as written as of the date of the treaty. These amounts are based on reports received from ceding companies, supplemented by our own estimates of premiums for which ceding company reports have not been received. Subsequent differences arising on such estimates are recorded in the period they are determined. Unearned premium reserves represent the portion of premiums written that relates to the unexpired terms of contracts in force. Certain of our contracts included provisions that adjust premiums or acquisition expenses based upon the experience under the contracts. Premiums written and earned as well as related acquisition expenses under those contracts are recorded based upon the projected ultimate experience under these contracts.

     We also write non-traditional reinsurance business that is intended to provide insurers with risk management solutions that complement traditional reinsurance. Under these contracts, we assume a measured amount of insurance risk in exchange for a specified margin. Coverages may include a combination of sublimits and caps. Examples of such non-traditional business include aggregate stop-loss coverages and financial quota share coverages.

     Certain contracts included in our non-traditional reinsurance business, which pursuant to Statement of Financial Accounting Standards ("SFAS") No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts," issued by the Financial Accounting Standards Board ("FASB"), are deemed, for financial reporting purposes, not to transfer insurance risk, are accounted for using the deposit method of accounting as prescribed in Statement of Position 98-7, "Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk." For those contracts that contain an element of underwriting risk, non-refundable fees are deferred and amortized over the contract period. Such fees are included in our underwriting results. For those contracts that do not transfer an element of underwriting risk, the expected profit is reflected in earnings over the estimated settlement period using the interest method. Such profit is included in investment income.

     Under generally accepted accounting principles ("GAAP"), acquisition expenses and other expenses that vary with and are directly related to the acquisition of business related to our underwriting operations are deferred and amortized over the period in which the related premiums are earned. Under statutory accounting principles, underwriting expenses are recognized immediately as premiums are written.

     Acquisition expenses consist principally of commissions and brokerage expenses. Other operating expenses also include expenses that vary with and are directly related to the acquisition of business. Acquisition expenses for the insurance segment are reflected net of ceding commissions from third party reinsurers. Deferred acquisition costs are carried at their estimated realizable value based on the related unearned premiums and take into account anticipated losses and loss adjustment expenses, based on historical and current experience, and anticipated investment income.

     RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

     Insurance reserves are inherently subject to uncertainty. The reserves for losses and loss adjustment expenses represent estimates involving actuarial and statistical projections at a given point in time of our expectations of the ultimate settlement and administration costs of losses incurred and it is likely that the ultimate liability may exceed or be less than such estimates. We utilize actuarial models as well as available historical insurance and reinsurance industry loss development patterns to assist in the establishment of appropriate loss reserves. Even actuarially sound methods can lead to subsequent adjustments to reserves that are both significant and irregular due to the nature of the risks written, potentially by a material amount. If our reserves for losses and loss adjustment expenses are determined to be inadequate, we will be required to increase the reserves with a corresponding reduction in net income in the period in which the deficiency is determined.

     For reinsurance assumed, the reserves are based on reports received from ceding companies, supplemented by our estimates of reserves for which ceding company reports have not been received, and our own historical experience. For our insurance operations, claims personnel determine whether to establish a case reserve for the estimated amount of the ultimate settlement, if any. The estimate reflects the judgment of claims personnel based on general corporate reserving practices, and on the experience and knowledge of such personnel regarding the nature and value of the specific type of claim and, where appropriate, advice of counsel. Our insurance operations also contract with a number of outside third party administrators and managing general agents in the claims process, and the work of such parties is reviewed by our claims personnel. Reserves are also established to provide for the estimated expense of settling claims, including legal and other fees and the general expenses of administering the claims adjustment process. Periodically, adjustments to the case reserves may be made as additional information regarding the claims is reported or payments are made.

     In accordance with industry practice, we maintain incurred but not reported ("IBNR") reserves. Such reserves are established to provide for future case reserves and loss payments on incurred claims which have not yet been reported to an insurer or reinsurer. In calculating its IBNR reserves, we use generally accepted actuarial reserving techniques that take into account quantitative loss experience data, together, where appropriate, with qualitative factors. IBNR reserves are based on loss experience of the company and the industry, and are grouped both by class of business and by accident year. IBNR reserves are also adjusted to take into account certain factors such as changes in the volume of business written, reinsurance contract terms and conditions, the mix of business, claims processing and inflation that can be expected to affect our liability for losses over time.

     Even though most insurance contracts have policy limits, the nature of property and casualty insurance and reinsurance is that losses can exceed policy limits for a variety of reasons and could very significantly exceed the premiums received on the underlying policies. We will attempt to limit our risk of loss through reinsurance and may also use retrocessional arrangements. The availability and cost of reinsurance and retrocessional protection is subject to market conditions, which are beyond our control.

     In establishing the reserves for losses and loss adjustment expenses, we have made various assumptions relating to the pricing of our reinsurance contracts and insurance policies, available historical industry experience and current industry conditions. Our reserving process reflects that there is a possibility that the assumptions made could prove to be inaccurate due to several factors primarily relating to our start-up nature, including the fact that very limited historical information has been reported to us through June 30, 2002, although there can be no assurances that our reserves will prove to be adequate. It is possible that claims in respect of events that have occurred could exceed our reserves and have a material adverse effect on our results of operations in a particular period or our financial condition in general.

     COLLECTION OF INSURANCE-RELATED BALANCES

     We maintain allowances for doubtful accounts for probable losses resulting from our inability to collect premiums. We are subject to credit risk with respect to our reinsurance ceded because the ceding of risk to reinsurers does not relieve us of our liability to the clients or companies we insure. If the financial condition of our reinsurers or retrocessionaires were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     We are also subject to credit risk from our alternative market products, such as rent-a-captive risk-sharing programs which allow a client to retain a significant portion of its loss exposure without the administrative costs and capital commitment required to establish and operate its own captive. In certain of these programs, we participate in the operating results by providing excess reinsurance coverage and earn commissions and management fees. We also write program business on a risk-sharing basis with agents or brokers which is achieved with a contingent commission structure based upon the program underwriting results. While we attempt to obtain sufficient collateral from managing general agents or other clients to guarantee their projected financial obligations to us, there is no guarantee that such collateral will be sufficient to secure their actual ultimate obligations.

     VALUATION ALLOWANCE

     We record a valuation allowance to reduce certain of our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and feasible tax planning strategies in assessing the need for a valuation allowance, in the event we were to determine that we would not be able to realize all or part of our deferred tax assets in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. In addition, if we subsequently assessed that the valuation allowance was no longer needed, then a benefit would be recorded to income in the period such determination was made.

     INVESTMENTS

     We currently classify all of our publicly traded fixed maturity, short-term investments and equity securities as "available for sale" and, accordingly, they are carried at estimated fair value. The fair value of publicly traded fixed maturity securities and publicly traded equity securities is estimated using quoted market prices or dealer quotes. Investments included in our private portfolio include securities issued by privately held companies that are generally restricted as to resale or are otherwise illiquid and do not have readily ascertainable market values. Our investments in privately held equity securities, other than those carried under the equity method of accounting, are carried at estimated fair value. Fair value is initially considered to be equal to the cost of such investment until the investments are revalued based on substantive events or other factors which could indicate a diminution or appreciation in value. In accordance with Accounting Principles Board ("APB") Opinion No. 18 for privately held equity investments accounted for under the equity method, we review the facts and circumstances surrounding our ownership for each investment to determine the appropriate accounting method for such investment and we record our percentage share of the investee company's net income. The risk of investing in such securities is generally greater than the risk of investing in securities of widely held, publicly traded companies. Lack of a secondary market and resale restrictions may result in an inability by us to sell a security at a price that would otherwise be obtainable if such restrictions did not exist and may substantially delay the sale of a security we seek to sell.

     In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," we review our investments to determine whether a decline in fair value below the amortized cost basis is other than temporary. If such decline in fair value is judged to be other than temporary, we would write down the investment to fair value as a new cost basis and the amount of the write-down would be charged to income as a realized loss. The new cost basis would not be changed for subsequent recoveries in fair value.

     STOCK ISSUED TO EMPLOYEES

     We follow APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for employee stock options. Accordingly, under APB No. 25, compensation expense for stock option grants is recognized only to the extent that the fair value of the underlying stock exceeds the exercise price of the option at the measurement date. In addition, under APB No. 25, we do not recognize compensation expense for stock issued to employees under our stock purchase plan. See "Other Revenue and Expenses--Non Cash Compensation."

     For restricted shares granted, we record deferred compensation equal to the market value of the shares at the measurement date, which is amortized and charged to income as non-cash compensation over the vesting period. These restricted shares are recorded as outstanding upon issuance (regardless of any vesting period). See "Other Revenue and Expenses--Non-Cash Compensation."

     RECENT ACCOUNTING PRONOUNCEMENTS

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which we adopted on January 1, 2002. SFAS No. 144 addresses the accounting and reporting for impairment of long-lived assets to be held and used, as well as long-lived assets to be disposed of. The standard requires that long-lived assets to be held and used will be written down to fair value when they are considered impaired. Long-lived assets to be disposed of are to be carried at the lower of carrying amount or fair value less estimated cost to sell. SFAS No. 144 also broadens the presentation of discontinued operations on the income statement to include a component of an entity (rather than a segment of a business). The adoption of this standard did not have a material effect on our financial position at June 30, 2002 or results of operations for the six months ended June 30, 2002.

    In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 will be applied prospectively to exit or disposal activities initiated after December 31, 2002 and requires companies to recognize costs associated with exit activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. We are currently evaluating this standard.

RESULTS OF OPERATIONS

     Comparisons of our 2002 and 2001 results of operations to each other and to prior year periods are not relevant due to the changes in our business during 2001 and 2002, including (1) our 2001 acquisition activity, (2) our new underwriting initiatives in insurance and reinsurance and (3) the capital infusions in November 2001 and April 2002. In addition, because of these factors, as well as the other factors described in this report, including those noted below under the caption "--Cautionary Note Regarding Forward-Looking Statements" and in the section entitled "Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2001, our historical financial results do not provide you with a meaningful expectation of our future results.

     The following table presents the after-tax components of net income for the three and six month periods ended June 30, 2002 and 2001. Certain prior period information has been reclassified to conform to the current presentation.

                                                     (UNAUDITED)                   (UNAUDITED)
                                                 THREE MONTHS ENDED              SIX MONTHS ENDED
SUMMARY OF RESULTS                                     JUNE 30,                       JUNE 30,
                                             ----------------------------    ----------------------------
(in thousands except per share data)            2002             2001            2002            2001
                                             ------------    ------------    ------------    ------------
Components of Net Income:
  Operating income .......................   $     15,514    $      3,079    $     23,882    $      4,635
  Net realized investment gains (losses) .            389           5,633            (773)         11,837
  Non-cash compensation ..................         (8,094)           (270)        (11,766)           (577)
  Reversal of deferred tax asset valuation
   allowance .............................          7,421              --           7,421              --
  Net foreign exchange gains .............          3,352              --           3,244              --
  Equity in net income (loss) of investees            644             (42)          1,184             498
                                             ------------    ------------    ------------    ------------
  Net income .............................   $     19,226    $      8,400    $     23,192    $     16,393
                                             ============    ============    ============    ============
Per Share Results:
  Operating income .......................   $       0.27    $       0.24    $       0.43    $       0.37
  Net realized investment gains (losses) .           0.01            0.43           (0.01)           0.92
  Non-cash compensation ..................          (0.14)          (0.02)          (0.21)          (0.05)
  Reversal of deferred tax asset valuation
   allowance .............................           0.12              --            0.13              --
  Net foreign exchange gains .............           0.06              --            0.06              --
  Equity in net income (loss) of investees           0.01           (0.00)           0.02            0.04
                                             ------------    ------------    ------------    ------------
  Net income .............................   $       0.33    $       0.65    $       0.42    $       1.28
                                             ============    ============    ============    ============

Diluted average shares outstanding .......     58,877,515      12,844,000      54,981,185      12,818,160

     The increase in diluted average shares outstanding from 2001 to 2002 was primarily due to the issuance of convertible preference shares and Class A warrants in connection with our capital infusion in November 2001 and the issuance of 7,475,000 common shares in connection with an offering completed by us in April 2002. Pursuant to a post-closing purchase price adjustment mechanism under the subscription agreement entered into in connection with the capital infusion in November 2001 (the "Subscription Agreement"), we issued 875,753 additional Series A convertible preference shares on June 28, 2002. Such issuance did not result in a significant increase in our average shares for the three or six month periods ended June 30, 2002.

     Under SFAS No. 128, "Earnings Per Share," upon the satisfaction of all the conditions necessary for the issuance of contingent shares, such shares are required to be included in the denominator of the diluted earnings per share calculation as of the beginning of the interim period in which the conditions are satisfied. If the contingency provisions with respect to our contingently issuable common shares described below under the caption "--Potential Adjustments to Book Value Per Share" had been met as of January 1, 2002, pro forma diluted weighted average shares outstanding for the three and six month periods ended June 30, 2002 would have been 62,601,966 shares and 58,715,535 shares, respectively, and pro forma diluted net income per share for the three and six month periods ended June 30, 2002 would have been $0.31 and $0.39, respectively. Under SFAS No. 128, once such shares have been issued following the satisfaction of such conditions, those shares are required to be included in the computation of basic earnings per share.

     After-tax operating income is defined as net income, excluding net realized investment gains or losses on investment sales, non-cash compensation charges, foreign exchange gains or losses and equity in net income or loss of investees. As set forth in the above table, for the three months ended June 30, 2002, after-tax operating income was $15.5 million, or $0.27 per share, and for the six months ended June 30, 2002, after-tax operating income was $23.9 million, or $0.43 per share. Net income for the 2002 second quarter was $19.2 million, or $0.33 per share, and for the six months ended June 30, 2002, net income was $23.2 million, or $0.42 per share.

Operating income for the 2002 second quarter and six months ended June 30, 2002 reflect the underwriting results of our rinsurance and insurance segments, as disused below.

     SEGMENT INFORMATION

     We classify our businesses into two underwriting segments, reinsurance and insurance. For a description of our underwriting segments, please refer to note 6 under the caption "Segment Information" of the notes accompanying our consolidated financial statements.

     REINSURANCE SEGMENT

     OPERATING RESULTS. The following table sets forth an analysis of the underwriting results for the reinsurance segment for the three and six month periods ended June 30, 2002. Due to the significant changes in our business and operations resulting from the new underwriting initiative, comparisons of 2002 to 2001 results are not meaningful.

                                                                    (UNAUDITED)            (UNAUDITED)
                                                                    THREE MONTHS            SIX MONTHS
                                                                       ENDED                  ENDED
OPERATING INFORMATION (in thousands)                                JUNE 30, 2002          JUNE 30, 2002
                                                                 -------------------    -------------------
Net premiums written (1).....................................    $           176,619    $           441,480
Net premiums earned..........................................                 96,330                151,863
Losses and loss adjustment expenses..........................                (67,100)              (108,005)
Acquisition expenses.........................................                (16,226)               (23,487)
Operating expenses...........................................                 (2,615)                (6,133)
                                                                 -------------------    -------------------
GAAP underwriting income.....................................    $            10,389                $14,238
                                                                 ===================    ===================
STATUTORY BASIS (2)
Loss ratio...................................................                   69.7%                  71.1%
Acquisition expense ratio....................................                   19.0%                  15.5%
Other operating expense ratio................................                    3.8%                   2.8%
                                                                 -------------------    -------------------
Combined ratio...............................................                   92.5%                  89.4%
                                                                 -------------------    -------------------
GAAP BASIS (2)
Loss ratio..................................................                    69.7%                  71.1%
Acquisition expense ratio...................................                    16.8%                  15.5%
Other operating expense ratio...............................                     2.7%                   4.0%
                                                                 -------------------    -------------------
Combined ratio..............................................                    89.2%                  90.6%
                                                                 -------------------    -------------------

(1) Reflects $18.2 million and $37.0 million of net premiums written, respectively, for the three month and six month periods ended June 30, 2002 assumed by the reinsurance segment from the insurance segment.
(2) The loss ratios for statutory and GAAP are based on earned premiums. The statutory expense ratios are based on net premiums written, while the GAAP expense ratios are based on net premiums earned.

     UNDERWRITING INCOME (LOSS). Underwriting income or loss equals net premiums earned less losses and loss adjustment expenses incurred and underwriting expenses incurred. The components are discussed below.

     GROSS AND NET PREMIUMS WRITTEN. During the period from January 1 to July 31, 2002, our reinsurance subsidiaries have entered into reinsurance treaties and other reinsurance arrangements that are expected to provide approximately $800 million of annualized net reinsurance premiums, a substantial portion of which will be recorded in calendar year 2002. Approximately 67% of the annualized premiums written were generated from pro rata contracts and 33% were derived from excess of loss treaties. The quarterly and year-to-date net premiums written differs from the annualized net reinsurance premiums due to the timing of recording premiums for contracts written on a pro rata and excess of loss basis. A significant portion of amounts included as premiums receivable, which represent estimated premiums, net of commissions, are not yet due based on the terms of the underlying contracts.

     We are currently retaining substantially all of our reinsurance premiums written. We may purchase reinsurance on both a facultative and treaty basis primarily to reduce net liability on individual risks and, if deemed necessary, to reduce our exposure to catastrophic losses.

    Set forth below is summary information regarding net premiums written produced by geographic location and by line of business for the reinsurance segment for the three and six month periods ended June 30, 2002:

                                                            (UNAUDITED)                             (UNAUDITED)
                                                        THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                           JUNE 30, 2002                           JUNE 30, 2002
                                                 ----------------------------------      ----------------------------------
                                                    PREMIUMS            % OF                  PREMIUMS            % OF
(in thousands)                                      WRITTEN             TOTAL                  WRITTEN            TOTAL
                                                 ---------------    ---------------      ----------------    --------------
Net Premiums Written by
Client Location (1):
  United States.............................     $        97,103               55.0%     $        208,850              47.3%
  United Kingdom............................              28,689               16.2%              107,072              24.3%
  Germany...................................               3,021                1.7%               26,724               6.1%
  France....................................               4,778                2.7%               20,119               4.6%
  Bermuda...................................               6,448                3.7%               18,772               4.2%
  Canada....................................               9,978                5.6%               17,909               4.0%
  Japan.....................................              12,005                6.8%               12,056               2.7%
  Other.....................................              14,597                8.3%               29,978               6.8%
                                                 ---------------    ---------------      ----------------    --------------
  Total.....................................     $       176,619              100.0%     $        441,480             100.0%
                                                 ===============    ===============      ================    ==============
Net Premiums Written by
Class of Business (1):
  Property catastrophe......................     $        28,315               16.0%     $         79,030              17.9%
  Other property business...................              41,203               23.3%               83,875              19.0%
  Casualty..................................              16,128                9.1%               56,868              12.9%
  Other specialty business..................              71,194               40.3%              101,449              23.0%
  Marine, aviation and space................               9,639                5.5%               28,598               6.5%
  Casualty clash............................               1,779                1.0%               12,929               2.9%
  Non-traditional business..................               8,361                4.8%               78,731              17.8%
                                                 ---------------    ---------------      ----------------    --------------
  Total.....................................     $       176,619              100.0%     $        441,480             100.0%
                                                 ===============    ===============      ================    ==============

(1) Reflects $18.2 million and $37.0 million of net premiums written, respectively, for the three month and six month periods ended June 30, 2002 assumed by the reinsurance segment from the insurance segment.


     NET PREMIUMS EARNED. Reinsurance premiums written are recognized as earned on a pro rata basis over the terms of the related reinsurance contracts. Unearned premiums represent the portion of premiums written which is applicable to the unexpired terms of policies in force. When a company is growing rapidly, there will be a significant difference between written and earned premiums. For the six months ended June 30, 2002, approximately 34% of the reinsurance segment net premiums written were earned.

     LOSSES AND LOSS ADJUSTMENT EXPENSES. Losses and loss adjustment expenses incurred for the three and six month periods ended June 30, 2002 were 69.7% and 71.1%, respectively, of net premiums earned. For a discussion of the reserves for losses and loss adjustment expenses, please refer to the section above entitled "Critical Accounting Policies, Estimates and Recent Accounting Pronouncements - Reserves for Losses and Loss Adjustment Expenses."

     UNDERWRITING EXPENSES. For the three and six month periods ended June 30, 2002, acquisition expenses were 16.8% and 15.5%, respectively, of net premiums earned. As a percentage of net premiums earned, acquisition expenses for the 2002 second quarter are higher compared to the six month period due primarily to an increase in the percentage of pro rata business earned during the 2002 second quarter. Typically, pro rata business is written at a higher expense ratio and lower loss ratio than excess of loss business. For the three and six month periods ended June 30, 2002, other operating expenses were 2.7% and 4.0%, respectively, of net premiums earned.

     INSURANCE SEGMENT

     OPERATING RESULTS. The following table sets forth an analysis of the underwriting results for the insurance segment for the three and six month periods ended June 30, 2002. Due to the significant changes in our business and operations resulting from the new underwriting initiative, comparisons of 2002 to 2001 results are not meaningful.

                                                                    (UNAUDITED)              (UNAUDITED)
                                                                    THREE MONTHS             SIX MONTHS
                                                                        ENDED                   ENDED
OPERATING INFORMATION (in thousands)                               JUNE 30, 2002            JUNE 30, 2002
                                                                 -------------------       ----------------
Net premiums written (1).....................................    $            46,406       $         62,256
Net premiums earned..........................................                 17,129                 29,123
Fee income...................................................                  2,767                  3,935
Losses and loss adjustment expenses..........................                (13,204)               (22,839)
Acquisition expenses.........................................                 (1,529)                (1,578)
Operating expenses...........................................                 (8,588)               (12,090)
                                                                 -------------------       ----------------
GAAP underwriting loss.......................................    $            (3,425)      $         (3,449)
                                                                 ===================       ================

STATUTORY BASIS (2)
Loss ratio...................................................                   77.1%                  78.4%
Acquisition expense ratio (3)................................                    0.6%                  (2.9%)
Other operating expense ratio................................                   26.8%                  27.0%
                                                                 -------------------       ----------------
Combined ratio...............................................                  104.5%                 102.5%
                                                                 -------------------       ----------------
GAAP BASIS (2)
Loss ratio..................................................                    77.1%                  78.4%
Acquisition expense ratio (3)...............................                    (7.2%)                 (8.1%)
Other operating expense ratio...............................                    50.1%                  41.5%
                                                                 -------------------       ----------------
Combined ratio..............................................                   120.0%                 111.8%
                                                                 -------------------       ----------------

(1) Reflects $18.2 million and $37.0 million of net premiums written, respectively, for the three month and six month periods ended June 30, 2002 assumed by the reinsurance segment from the insurance segment.
(2) The loss ratios for statutory and GAAP are based on earned premiums. The statutory expense ratios are based on net premiums written, while the GAAP expense ratios are based on net premiums earned.
(3) The acquisition expense ratio is adjusted to include certain policy-related fee income.

     Set forth below is summary information regarding net premiums written produced by geographic location and by line of business for the insurance segment for the three and six month periods ended June 30, 2002:

                                                             (UNAUDITED)                            (UNAUDITED)
                                                         THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                            JUNE 30, 2002                          JUNE 30, 2002
                                                 ----------------------------------      ----------------    --------------
(in thousands)                                      PREMIUMS                                 PREMIUMS            % OF
                                                     WRITTEN           % OF TOTAL            WRITTEN             TOTAL
                                                 ----------------    --------------      ----------------    --------------
INSURANCE SEGMENT
Net Premiums Written by
Client Location (1):
  United States.............................     $         45,300              97.6%     $         61,150              98.2%
  United Kingdom............................                  880               1.9%                  880               1.4%
  Canada....................................                  226               0.5%                  226               0.4%
                                                 ----------------    --------------      ----------------    --------------
  Total.....................................     $         46,406             100.0%     $         62,256             100.0%
                                                 ================    ==============      ================    ==============

Net Premiums Written by
Class of Business (1):
  Executive assurance.......................     $         10,871              23.4%     $         12,783              20.5%
  Casualty..................................               10,579              22.8%               10,579              17.0%
  Program business..........................                6,429              13.8%                8,696              14.0%
  Property..................................                5,130              11.1%                5,130               8.3%
  Professional liability....................                2,138               4.6%                2,138               3.4%
  Other.....................................               11,259              24.3%               22,930              36.8%
                                                 ----------------    ----------------    ----------------    --------------
  Total.....................................     $         46,406             100.0%     $         62,256             100.0%
                                                 ================    ================    ================    ==============

(1) Reflects $18.2 million and $37.0 million of net premiums written, respectively, for the three month and six month periods ended June 30, 2002 assumed by the reinsurance segment from the insurance segment.

     GROSS AND NET PREMIUMS WRITTEN. Our insurance segment commenced writing business in a number of specialty lines in the 2002 second quarter. We expect that the amount of premiums written will continue to increase in the remainder of 2002 as this operation continues to build its infrastructure and increase its participation in the insurance marketplace.

     LOSSES AND LOSS ADJUSTMENT EXPENSES. Losses and loss adjustment expenses incurred for the three and six month periods ended June 30, 2002 were 77.1% and 78.4%, respectively, of net premiums earned. For a discussion of the reserves for losses and loss adjustment expenses, please refer to the section above entitled "Critical Accounting Policies, Estimates and Recent Accounting Pronouncements - Reserves for Losses and Loss Adjustment Expenses."

     UNDERWRITING EXPENSES. The acquisition expense ratios for the three month and six month periods ended June 30, 2002 were calculated net of certain policy-related fee income, which is earned primarily by American Independent, and resulted in expense ratios of (7.2%) and (8.1%), respectively. Operating expenses included "start-up" expenses of $2.1 million and $3.7 million, respectively, for the three and six month periods ended June 30, 2002. In addition, such periods also include a charge of $1.1 million recorded during the second quarter of 2002 as a result of the establishment of a reserve related to a receivable from a managing general agent. We expect that we will incur a significant amount of additional costs in 2002 in connection with the continued expansion of our insurance operations.

     OTHER REVENUE AND EXPENSES

     NET INVESTMENT INCOME

     The increase in net investment income was due to the significant increase in our invested assets resulting from (i) the capital infusion completed in November 2001, (ii) the proceeds received from the public offering of our common shares in April 2002 and (iii) cash flow from operations. The pre-tax investment yields on our fixed income securities for the three and six month periods ended June 30, 2002 were 4.1% and 3.6%, respectively.

     CORPORATE EXPENSES AND OTHER FEE INCOME

     Corporate expenses represent certain holding company and infrastructure costs necessary to support our growing worldwide reinsurance and insurance operations. Other fee income represents revenues provided by our non-underwriting operations.

    NET REALIZED INVESTMENT GAINS (LOSSES)

     For the three and six month periods ended June 30, 2002 and 2001, our sources of net realized investment gains (losses) were as follows:

                                                         (UNAUDITED)                            (UNAUDITED)
                                                     THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                          JUNE 30,                                JUNE 30,
                                             -------------------------------------    ----------------------------------
(in thousands)                                    2002                 2001               2002                2001
                                             ----------------     ----------------    ---------------     --------------
Fixed maturities.........................    $         (3,731)    $         (2,160)   $        (4,477)    $       (2,107)
Privately held securities................               6,207                 (250)             6,216               (250)
Publicly traded equity securities........                  --               12,015               (728)            20,966
                                             ----------------     ----------------    ---------------     --------------
Total....................................    $          2,476     $          9,605    $         1,011     $       18,609
                                             ================     ================    ===============     ==============

     The net realized gains of $6.2 million for the three and six month periods ended June 30, 2002 on our privately held securities resulted primarily from the disposition of our investment in The ARC Group, LLC in April 2002 and the sale of certain underlying holdings included in our Trident II, L.P. interest. The net realized losses of $3.7 million and $4.5 million for the three and six month periods ended June 30, 2002, respectively, on our fixed maturity portfolio resulted from the sale of certain securities to reduce credit exposure, and sales related to rebalancing the portfolio which is managed on a total return basis.

     NON-CASH COMPENSATION

     During 2001 and 2002, we made certain grants (primarily of restricted shares) to new employees and the chairman of our board of directors under our stock incentive plans and other arrangements. These grants were made primarily in connection with our new underwriting initiative and resulted in a pre-tax provision for non-cash compensation of $8.6 million and $12.8 million, respectively, for the three and six month periods ended June 30, 2002. As a result of the grants referred to above, we expect to record a significant increase in non-cash compensation in the remainder of 2002 as compared to 2001.

     As provided under SFAS No. 123, "Accounting for Stock-Based Compensation," we have elected to continue to account for stock-based compensation in accordance with APB No. 25. If we had elected to expense employee stock options under the fair value method of SFAS No. 123, our basic net income per share for the three and six months ended June 30, 2002 would have been reduced by $0.20 and $0.53, respectively, and our diluted net income per share would have been reduced by $0.07 and $0.16, respectively.

     NET FOREIGN EXCHANGE GAINS

     In the 2002 second quarter, net foreign exchange gains of $3,352,000 consisted of an unrealized gain of $3,263,000 and a realized gain of $89,000. Net foreign exchange gains for the six months ended June 30, 2002 of $3,244,000 consisted of an unrealized gain of $3,263,000 and a realized loss of $19,000. The net unrealized gain resulted from the translation of foreign denominated monetary assets and liabilities at June 30, 2002 as required by GAAP. Under GAAP, accounts that are classified as monetary assets and liabilities, such as premiums receivable and the reserve for losses and loss adjustment expenses, are revalued at each balance sheet date. Accounts that are classified as non-monetary are not revalued. Pursuant to GAAP, the unearned premium reserve is classified as non-monetary and, accordingly, was not revalued at June 30, 2002. If the unearned premium reserve was considered a monetary asset under GAAP, the unrealized foreign exchange gain would have been reduced by $3.3 million for the three and six month periods ended June 30, 2002.

     Foreign exchange gains and losses vary with fluctuations in currency rates. As such, these gains and losses could add significant volatility to our net income in future periods.

     EQUITY IN NET INCOME OF INVESTEES

     At June 30, 2002, we held seven investments in privately held securities, including four investments held under the equity method of accounting. Under the equity method, we record a proportionate share of the net income or loss based on our ownership percentage. Of the $1.6 million of pre-tax equity in net income of investees for the six months ended June 30, 2002, approximately $557,000 was generated from our investment in ARC, which was sold in April 2002.

     INCOME TAXES

     During the 2002 second quarter, we reversed a $7.4 million valuation allowance on certain of our deferred tax assets. The valuation allowance reversal was based on our recently completed restructuring of our U.S.-based insurance underwriting operations and our business plan.

     For the six months ended June 30, 2002, our income tax provision resulted in an effective tax rate of 14.5%, excluding the reversal of a $7.4 million valuation allowance. Our remaining valuation allowance at June 30, 2002 is $2.1 million. Our effective tax rate will fluctuate based on the relative amounts of our U.S.-sourced income and our worldwide income. The effective tax rate on our net operating income for the six months ended June 30, 2002 was 5.9%, which was lower than our overall effective tax rate due to the relative amounts of our U.S.-sourced income and our worldwide income. See note 10 under the caption "Income Taxes" of the notes accompanying our consolidated financial statements.

     ACGL will be subject to U.S. federal income tax only to the extent that it derives U.S. source income that is subject to U.S. withholding tax or income that is effectively connected with the conduct of a trade or business within the U.S. and is not exempt from U.S. tax under an applicable income tax treaty with the U.S. ACGL will be subject to a withholding tax on dividends from U.S. investments and interest from certain U.S. taxpayers. ACGL does not consider itself to be engaged in a trade or business within the U.S. and, consequently, does not expect to be subject to direct U.S. income taxation. However, because there is uncertainty as to the activities which constitute being engaged in a trade or business within the United States, there can be no assurances that the U.S. Internal Revenue Service will not contend successfully that ACGL or its non-U.S. subsidiaries are engaged in a trade or business in the United States. If ACGL or any of its non-U.S. subsidiaries were subject to U.S. income tax, ACGL's shareholders' equity and earnings could be materially adversely affected. ACGL's U.S. subsidiaries are subject to U.S. income taxes on their worldwide income.

     ACGL changed its legal domicile from the United States to Bermuda in November 2000. Legislation has been introduced which (if enacted) could eliminate the tax benefits available to companies that have changed their legal domiciles to Bermuda, and such legislation may apply to ACGL. In addition, some U.S. insurance companies have been lobbying Congress to pass legislation intended to eliminate certain perceived tax advantages of U.S. insurance companies with Bermuda affiliates resulting principally from reinsurance between or among U.S. insurance companies and their Bermuda affiliates. This legislation, if passed, and other changes in U.S. tax laws, regulations and interpretations thereof to address these issues could materially adversely affect us.

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

     The ability of our regulated insurance and reinsurance subsidiaries to pay dividends or make distributions is dependent on their ability to meet applicable regulatory standards. Arch Re Bermuda is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year's statutory balance sheet) unless it files, at least seven days before payment of such dividends, with the Bermuda Monetary Authority an affidavit stating that it will continue to meet the required margins. In addition, Arch Re Bermuda is prohibited, without prior approval of the Bermuda Monetary Authority, from reducing by 15% or more its total statutory capital, as set out in its previous year's financial statements. At December 31, 2001 and June 30, 2002, Arch Re Bermuda had statutory capital and surplus (as determined under Bermuda law) of $508 million and $667 million, respectively. As of December 31, 2001, our U.S. insurance and reinsurance subsidiaries may not pay any significant dividends or distributions during 2002 without prior regulatory approval. In addition, the ability of our insurance and reinsurance subsidiaries to pay dividends could be constrained by our dependence on financial strength ratings from independent rating agencies. Our ratings from these agencies depend to a large extent on the capitalization levels of our insurance and reinsurance subsidiaries.

     Our aggregate invested assets, including cash and short-term investments, totaled $1.3 billion and $1.0 billion at June 30, 2002 and December 31, 2001, respectively. As of June 30, 2002, our readily available cash, short-term investments and marketable securities, excluding amounts held by our regulated insurance and reinsurance subsidiaries, totaled $41.2 million. Such amount consisted of $16.5 million of cash and short-term investments and $24.7 million of fixed maturity investments. As of that date, investments that are restricted or generally unavailable for liquidity purposes (other than our ownership interests in our subsidiaries and the invested assets of our regulated insurance and reinsurance subsidiaries) included $24.9 million of privately held securities. In addition, at June 30, 2002, we had investment commitments relating to our privately held investments of approximately $3.6 million.

     Cash flows on a consolidated basis are provided by premiums collected, fee income, investment income and collected reinsurance recoverables, offset by losses and loss adjustment expense payments, reinsurance premiums payable and operating costs. Consolidated cash flows provided by (used for) operating activities for the six months ended June 30, 2002 and 2001 were approximately $113.7 million and ($292,000), respectively.

     Our expanded underwriting activities will initially be supported by our capital, and we expect that our other operational needs for the foreseeable future will be met by our balance of cash and short-term investments, as well as by funds generated from premiums and investment income and proceeds on the sale or maturity of our investments.

     We have an effective shelf registration statement with the Securities and Exchange Commission. It permits us to issue various types of securities, including unsecured debt securities, preference shares and common shares, from time to time, up to an aggregate of $500 million. During April, we issued 7,475,000 of our common shares and received net proceeds of approximately $179 million, net of transaction costs. The net proceeds of the offering were principally used to increase the surplus of our insurance and reinsurance subsidiaries. The unused portion of our shelf registration is approximately $309 million following the offering in April. Any additional issuance of common shares by us could have the effect of diluting our earnings and our book value per share.

     In addition, the Warburg Pincus funds and the Hellman & Friedman funds together control a majority of our voting power on a fully-diluted basis and have the right to nominate a majority of directors to our board under the shareholders agreement entered into in connection with the November 2001 capital infusion. The shareholders agreement also provides that we cannot engage in transactions including mergers and acquisitions and transactions in excess of certain amounts, without the consent of a designee of the Warburg Pincus funds and a designee of the Hellman & Friedman funds. These provisions could have an effect on the operation of our business and, to the extent these provisions discourage takeover attempts, they could deprive our shareholders of opportunities to realize takeover premiums for their shares or could depress the market price of our common shares. By reason of their ownership and the shareholders agreement, the Warburg Pincus funds and the Hellman & Friedman funds are able to strongly influence or effectively control actions to be taken by us. The interests of these shareholders may differ materially from the interests of the holders of our common shares, and these shareholders could take actions that are not in the interests of the holders of our common shares.

CERTAIN MATTERS WHICH MAY MATERIALLY AFFECT OUR RESULTS OF OPERATIONS AND/OR FINANCIAL CONDITION

     RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

     We establish reserves for losses and loss adjustment expenses which represent estimates involving actuarial and statistical projections, at a given point in time, of our expectations of the ultimate settlement and administration costs of losses incurred. We utilize actuarial models as well as available historical insurance industry loss development patterns to assist in the establishment of appropriate loss reserves. Actual losses and loss adjustment expenses paid may deviate, perhaps substantially, from the reserve estimates reflected in our financial statements. See "--Critical Accounting Polices, Estimates and Recent Accounting Pronouncements - Reserves for Losses and Loss Adjustment Expenses."

     REINSURANCE PROTECTION AND RECOVERABLES

     For purposes of limiting our risk of loss, we reinsure a portion of our exposures, paying to reinsurers a part of the premiums received on the policies we write, and we may also use retrocessional protection. For the three and six month periods ended June 30, 2002, ceded premiums written represented approximately 12% and 10%, respectively, of gross written premium. In 2002, we are retaining a greater amount of our insurance premiums written as compared to 2001 as a result of the new underwriting initiative and our improved financial position.

     The availability and cost of reinsurance and retrocessional protection is subject to market conditions, which are beyond our control. Currently, the market for these arrangements is experiencing high demand for various products and it is not certain that we will be able to obtain adequate protection at cost effective levels. As a result of such market conditions and other factors, we may not be able successfully to alleviate risk through reinsurance and retrocessional arrangements. Further, we are subject to credit risk with respect to our reinsurance and retrocessions because the ceding of risk to reinsurers and retrocessionaires does not relieve us of our liability to the clients or companies we insure or reinsure. Our failure to establish adequate reinsurance or retrocessional arrangements or the failure of our existing reinsurance or retrocessional arrangements to protect us from overly concentrated risk exposure could adversely affect our financial condition and results of operations. We monitor the financial condition of our reinsurers and attempt to place coverages only with substantial, financially sound carriers. At June 30, 2002, approximately 91% of our reinsurance recoverables were due from carriers which had an A.M. Best rating of "A-" or better. We had no amounts recoverable from a single entity or group of entities that exceeded 5% of our total shareholders' equity. At June 30, 2002, amounts due from the following reinsurers represented approximately 47% of our reinsurance recoverables (with A.M. Best ratings in parentheses):
Hartford Fire Insurance Company ("A+"); Folksamerica Reinsurance Company ("A-"); GMAC Insurance Group ("A+"); Swiss Re America Group ("A++"); Odyssey Reinsurance Corporation ("A"); GE Reinsurance Corporation ("A++"); PMA Capital Insurance Company ("A u"; under review by A.M. Best with negative implications); and St. Paul Fire and Marine Insurance Company ("A"). We also have reinsurance recoverables from Lloyd's of London syndicates (group rating of "A-") aggregating approximately 10% of our total. In addition, in connection with our acquisition of Arch Specialty in February 2002, the seller, Sentry Insurance a Mutual Company, which has an A.M. Best rating of "A+" (Superior), agreed to reinsure or otherwise assume all liabilities arising out of Arch Specialty's business prior to the closing of the acquisition. The amount of recoverables from Sentry under such arrangements represents approximately 25% of our total recoverables.

     NATURAL AND MAN-MADE CATASTROPHIC EVENTS

     We have large aggregate exposures to natural and man-made catastrophic events. Catastrophes can be caused by various events, including but not limited to hurricanes, floods, windstorms, earthquakes, hailstorms, explosions, severe winter weather and fires, and we may have losses which may result from acts of war or acts of terrorism and political instability. Catastrophes can also cause losses in non-property lines of business such as workers' compensation or general liability. In addition to the nature of property business, we believe that economic and geographic trends affecting insured property, including inflation, property value appreciation and geographic concentration tend to generally increase the size of losses from catastrophic events over time. Therefore, claims for natural and man-made catastrophic events could expose us to large losses and cause substantial volatility in our results of operations, which could cause the value of our common shares to fluctuate widely.

     We have substantial exposure to unexpected, large losses resulting from future man-made catastrophic events, such as acts of war, acts of terrorism and political instability. These risks are inherently unpredictable and recent events may lead to increased frequency and severity of losses. It is difficult to predict the timing of such events with statistical certainty or estimate the amount of loss any given occurrence will generate. It is not possible to eliminate completely our exposure to unforecasted or unpredictable events, and to the extent that losses from such risks occur, our financial condition and results of operations could be materially adversely affected.

     We specifically insure and reinsure risks resulting from terrorism. Although we may attempt to exclude losses from terrorism and certain other similar risks from some coverages written by us, we may not be successful in doing so. Moreover, irrespective of the clarity and inclusiveness of policy language, there can be no assurance that a result-oriented court or arbitration panel favoring the insured or ceding company will enforce the language as written; such a tribunal may adopt a strained interpretation of the policy language, invoke public policy to limit enforceability of policy language, ignore policy language, make factual findings unwarranted by the evidence or otherwise seek to justify a ruling adverse to us.

     For our catastrophe exposed reinsurance business, we seek to limit the amount of exposure we will assume from any one reinsured and the amount of the exposure to catastrophe losses in any geographic zone. In our reinsurance business, we monitor our exposure to catastrophic events, including earthquake, wind and specific terrorism exposures, and continuously reevaluate the estimated probable maximum pre-tax loss for such exposures. With respect to our reinsurance business, our estimated probable maximum pre-tax loss is determined through the use of modeling techniques, but such estimate does not represent our total potential loss for such exposures. In our reinsurance business, we seek to limit the probable maximum pre-tax loss to a percentage of our total shareholders' equity for severe catastrophic events. Currently, for our reinsurance business, we generally seek to limit the probable maximum pre-tax loss to approximately 25% of total shareholders' equity for severe catastrophic events that could be expected to occur once in every 250 years, which 25% does not include, for such purposes, business assumed directly from our insurance subsidiaries. There can be no assurances that we will not suffer pre-tax losses greater than 25% of our total shareholders' equity from a catastrophic event due to several factors, including the inherent uncertainties in estimating the frequency and severity of such events and the margin of error in making such determinations resulting from potential inaccuracies in the data provided by clients and brokers, the modeling techniques and the application of such techniques. In addition, depending on business opportunities and the mix of business that may comprise our reinsurance portfolio, we may seek to limit the probable maximum pre-tax loss to a higher percentage of our total shareholders' equity for our catastrophe exposed reinsurance business.

     Further, for our insurance business, which began operating in its new specialty areas of focus in the 2002 second quarter, we also intend to monitor and limit the amount of our exposure to catastrophic losses and, in that connection, may seek to purchase catastrophe reinsurance protection. The availability and cost of such reinsurance protection is subject to market conditions, which are beyond our control. As a result of market conditions and other factors, we may not be successful in obtaining such protection. See "--Reinsurance Protection and Recoverables" above.

     FOREIGN CURRENCY EXCHANGE RATE FLUCTUATION

     We write business on a worldwide basis, and our results of operations may be affected by fluctuations in the value of currencies other than the U.S. dollar. Changes in foreign currency exchange rates can reduce our revenues and increase our liabilities and costs, as measured in the dollar as our functional currency. We have not attempted and currently do not expect to attempt to reduce our exposure to these exchange rate risks by using hedging transactions. We may therefore suffer losses solely as a result of exchange rate fluctuations.

     MANAGEMENT AND OPERATIONS

     As a relatively new insurance and reinsurance company, our success will depend on our ability to integrate new management and operating personnel and to establish and maintain operating procedures and internal controls to effectively support our business and our regulatory and reporting requirements, and no assurances can be given as to the success of these endeavors.

     CONTINGENCIES RELATING TO THE SALE OF PRIOR REINSURANCE OPERATIONS

     See note 5 under the caption "Contingencies Relating to the Sale of Prior Reinsurance Operations" of the notes accompanying our consolidated financial statements.

RESTRUCTURING OF U.S.-BASED INSURANCE OPERATIONS

     In April 2002, we completed a restructuring of our U.S. insurance subsidiaries after receiving all applicable regulatory approvals. As a result of the restructuring, the statutory capital of Arch Re U.S. was increased to approximately $350 million (as determined under U.S. statutory accounting policies) and Arch Re U.S. has become the parent of our U.S.-based insurance group. The names of our U.S.-based insurers were changed as follows: First American Insurance Company was renamed Arch Insurance Company; Rock River Insurance Company was renamed Arch Specialty Insurance Company; and Cross River Insurance Company was renamed Arch Excess & Surplus Insurance Company. The name changes have been approved by the companies' respective states of domicile; however, the name change approvals have not yet been obtained from all the other states.

INDUSTRY; RATINGS

     We operate in a highly competitive environment, and since the September 11, 2001 events, new capital has entered the market. These factors may mitigate the benefits that the financial markets may perceive for the property and casualty insurance industry, and we cannot offer any assurances that we will be able to compete successfully in our industry or that the intensity of competition in our industry will not erode profitability for insurance and reinsurance companies generally, including us. In addition, we can offer no assurances that we will participate at all or to the same extent as more established or other companies in any price increases or increased profitability in our industry. If we do not share in such price increases or increased profitability, our financial condition and results of operations could be materially adversely affected.

     Financial strength and claims paying ratings from third party rating agencies are instrumental in establishing the competitive positions of companies in our industry. Periodically, rating agencies evaluate us to confirm that we continue to meet their criteria for the ratings assigned to us by them. Our reinsurance subsidiaries, Arch Re U.S. and Arch Re Bermuda, and our insurance subsidiaries, Arch Insurance and Arch Specialty, each currently have financial strength ratings of "A-" (Excellent) from A.M. Best. Arch E&S currently is rated "NR-2" (Insufficient Size and/or Operating Experience) from A.M. Best and American Independent has a financial strength rating of "C++" (Marginal) from A.M. Best. We do not believe that American Independent's non-standard automobile business is particularly ratings sensitive because its insureds purchase insurance primarily to satisfy state and local insurance and financial reporting requirements.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     In April 2002, we established a letter of credit facility for up to $200 million with Fleet National Bank. This facility expires April 16, 2003. The principal purpose of this facility is to issue, as required, evergreen standby letters of credit in favor of primary insurance or reinsurance counterparties with which we have entered into reinsurance arrangements. Such letters of credit when issued will be secured by a portion of our investment portfolio. In addition, the letter of credit facility also requires that the net worth of ACGL be at least $750 million and that we maintain certain levels of collateral in order for letters of credit to be issued. At June 30, 2002, we had approximately $31.9 million in outstanding letters of credit. In addition to letters of credit, we have and may establish insurance trusts in the U.S. and Canada to secure our reinsurance amounts payable as required.

     It is anticipated that the letter of credit facility will be renewed on expiry, but such renewals are subject to the availability of credit from banks which we utilize. In the event such support is insufficient, we could be required to provide alternative security to cedents. This could take the form of additional insurance trusts supported by our investment portfolio or funds withheld using our cash resources. The value of letters of credit is driven by, among other things, loss development of existing reserves, the payment pattern of such reserves, the further expansion of our business and the loss experience of such business. If we are unable to post security in the form of letters of credit or trust funds when required, our operations could be significantly and negatively affected.

INVESTMENTS

     At June 30, 2002, consolidated cash and invested assets totaled approximately $1.3 billion, consisting of $213.4 million of cash and short-term investments, $1.1 billion of publicly traded fixed maturity investments and $31.6 million of privately held securities. Our fixed income portfolio had an average Standard & Poor's Corporation quality rating of "AA-" and an average duration of 2.8 years at June 30, 2002.

     The following table provides information on the composition of our fixed maturity investments at June 30, 2002:

                                                           (UNAUDITED)
                                                          JUNE 30, 2002
                                              --------------------------------------
                                               ESTIMATED
                                              FAIR VALUE        NET
                                              AND CARRYING   UNREALIZED   AMORTIZED
(in thousands)                                    VALUE        GAINS         COST
                                              ------------   ----------   ----------
Fixed Maturities:
Corporate bonds ...........................   $    711,112   $    7,221   $  703,891
Mortgage-backed and asset-backed securities        229,548        3,858      225,690
U.S. government and government agencies ...        106,284        1,796      104,488
Municipal bonds ...........................          9,836          205        9,631
                                              ------------   ----------   ----------
Total .....................................   $  1,056,780   $   13,080   $1,043,700
                                              ============   ==========   ==========

     The following table presents the credit quality (using Standard & Poor's ratings) distribution of our fixed maturity securities at June 30, 2002:

                                                 (UNAUDITED)
                                                JUNE 30, 2002
                                        ------------------------------
(in thousands)                           ESTIMATED
                                         FAIR VALUE
                                        AND CARRYING
                                           VALUE           % OF TOTAL
                                        --------------     -----------
Fixed Maturities:
AAA...............................      $    370,357              35.0%
AA................................           112,128              10.6%
A.................................           308,309              29.2%
BBB...............................           265,986              25.2%
                                        ------------       -----------
Total.............................      $  1,056,780             100.0%
                                        ============       ===========

     As part of our investment strategy, we seek to establish a level of cash and highly liquid short-term and intermediate-term securities which, combined with expected cash flow, is believed by us to be adequate to meet our foreseeable payment obligations. Our investment portfolio is managed on a total return basis. The total return approach may result in realized gains or losses in any given period as the portfolio is adjusted to reflect perceived changes in relative value.

     Our current investment guidelines stress preservation of capital, market liquidity and diversification of risk. To achieve this objective, our current fixed income investment guidelines provide for an average credit quality of "Aa3" and "AA-" as measured by Moody's Investors Services and Standard & Poor's, respectively. Notwithstanding the foregoing, our investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities.

     At June 30, 2002, our private equity portfolio consisted of seven investments, with additional investment portfolio commitments in an aggregate amount of approximately $3.6 million. We do not currently intend to make any significant investments in privately held securities over and above our current commitments. See note 8, "Investment Information," of the notes accompanying our consolidated financial statements.

BOOK VALUE PER SHARE

     On a diluted basis, the per share book value at June 30, 2002 was $20.27, compared with $19.59 at December 31, 2001. The increase in diluted book value per share was primarily attributable to the net effects of issuing 7,475,000 common shares at $25.50 per share in the stock offering which was completed in April 2002, and an increase in unrealized appreciation of investments of $10.9 million. These increases were partially offset by the effects of the issuance on June 28, 2002 of 875,753 additional Series A convertible preference shares pursuant to a post-closing purchase price adjustment mechanism under the Subscription Agreement. The diluted per share book value reflects our outstanding convertible preference shares and Class A warrants, but does not take into account certain potential adjustments. If such potential adjustments were triggered, the diluted pro forma book value at June 30, 2002 would have been reduced by $0.91 per share. The calculation of our book value per share amounts and the potential adjustments to book value per share are described below.

     CALCULATION OF BOOK VALUE PER SHARE

     The following actual book value per share calculations are based on shareholders' equity of $1,246,047 at June 30, 2002 (unaudited) and $1,020,369 at December 31, 2001 (audited).

                                                          (UNAUDITED)
                                                         JUNE 30, 2002                        DECEMBER 31, 2001
                                               ---------------------------------      -------------------------------
                                                  COMMON                                COMMON
                                                SHARES AND                             SHARES AND
                                                POTENTIAL             CUMULATIVE        POTENTIAL          CUMULATIVE
                                                  COMMON              BOOK VALUE         COMMON            BOOK VALUE
                                                  SHARES              PER SHARE          SHARES            PER SHARE
                                               -----------            ----------      -------------        ----------
Per common share (1)......................      23,795,740            $    20.10         13,513,538        $    20.05
Series A convertible preference shares (2)      36,563,488            $    20.64         35,687,735        $    20.74
Dilutive Class A warrants (3).............       1,112,468            $    20.27          1,206,206        $    20.24
Restricted common shares (4)..............              --                                1,689,629        $    19.59
                                               -----------                            -------------
Common shares and potential common shares.      61,471,696                               52,097,108
                                               ===========                            =============

(1) Book value per common share at June 30, 2002 and December 31, 2001 was determined by dividing (i) the difference between total shareholders' equity and the aggregate liquidation preference of the Series A convertible preference shares of $767.8 million and $749.4 million, respectively, by (ii) the number of common shares outstanding.

(2) Includes preference shares that were issued on November 20, 2001 in exchange for $763.1 million of cash. The number of preference shares issued was based on the estimated per share price of $21.38. The estimated per share price was based on (i) total shareholders' equity as of June 30, 2001 (adjusted for certain amounts as described in the Subscription Agreement entered into in connection with the November 2001 capital infusion), divided by (ii) the total number of common shares outstanding as of June 30, 2001, which was 12,863,079. In addition, the amount of preference shares at June 30, 2002 includes 875,753 preference shares that were issued by us on June 28, 2002 pursuant to a post-closing purchase price adjustment mechanism under the Subscription Agreement. Each preference share is convertible at any time and from time to time at the option of the holder thereof into one fully paid and nonassessable common share, subject to possible adjustment.

(3) Includes the net number of common shares that would be issued under the Class A warrants, primarily issued in connection with the capital infusion transaction, calculated using the treasury stock method. Class A warrants to purchase an aggregate of 3,842,450 and 5,401,707 common shares were outstanding as of June 30, 2002 and

December 31, 2001, respectively. Class A warrants are immediately exercisable at $20 per share and expire September 19, 2002. In April 2002, 446,608 common shares were issued upon the exercise of 1,559,257 Class A warrants on a cashless basis.

(4) Represents restricted common shares issued in connection with the November 2001 capital infusion transaction. These restricted common shares are included in common shares at June 30, 2002.

     POTENTIAL ADJUSTMENTS TO BOOK VALUE PER SHARE

     The following are potential adjustments to book value per share at June 30, 2002 and December 31, 2001, excluding the effects of stock options, that could be made if certain future events described below occur.

                                                      (UNAUDITED)
                                                     JUNE 30, 2002                         DECEMBER 31, 2001
                                            -----------------------------           -----------------------------
                                                              CUMULATIVE                              CUMULATIVE
                                                               POTENTIAL                               POTENTIAL
                                            CONTINGENTLY      ADJUSTMENTS           CONTINGENTLY      ADJUSTMENTS
                                              ISSUABLE         TO BOOK               ISSUABLE        TO BOOK
                                               COMMON          VALUE PER              COMMON           VALUE PER
                                               SHARES            SHARE                SHARES              SHARE
                                            ------------      -----------           ------------     ------------
Contingently issuable:
  Series A convertible preference
  shares (1)..........................                --               --                875,765     $      (0.33)
  Series A convertible preference
  shares (2)..........................         2,831,174      $     (0.89)             2,831,174     $      (1.31)
  Class B warrants (3)................            43,428      $     (0.91)                33,495     $      (1.32)

(1) Amount at December 31, 2001 represents an estimate of the amount of additional Series A convertible preference shares that will be issued to the new investors during the second quarter of 2002 pursuant to a post-closing purchase price adjustment mechanism under the Subscription Agreement. The per share price was based on (i) total shareholders' equity as of June 30, 2001 as set forth on the audited balance sheet, adjusted for certain items as described in the Subscription Agreement, divided by (ii) the total number of common shares outstanding as of June 30, 2001. Consistent with such estimate, 875,753 preference shares were issued to the new investors on June 28, 2002 and are reflected in the amount of preference shares at June 30, 2002.

(2) Represents an estimate of the amount of additional Series A preference shares that would be issued under the Subscription Agreement in the event that on or prior to September 19, 2005 (1) the closing price of our common shares is at least $30 per share for at least 20 out of 30 consecutive trading days or (2) a change in control occurs (either case, a "Triggering Event"). Pursuant to the Subscription Agreement, we have agreed to issue to the new investors additional Series A preference shares such that the audited per share price is adjusted downward by $1.50 per preference share.

(3) Includes the number of common shares that would be issued under the Class B warrants for purposes of calculating diluted book value per share under the treasury stock method. Class B warrants to purchase an aggregate of 150,000 common shares were outstanding as of June 30, 2002 and December 31, 2001 and expire September 19, 2005. Class B warrants are exercisable at $20 per share when (1) the closing price of our common shares is at least $30 per share for at least 20 out of 30 consecutive trading days or (2) a change in control occurs.

     Pursuant to the Subscription Agreement, a post-closing purchase price adjustment will be calculated in November 2003 (or such earlier date as agreed upon by us and the investors) based on an adjustment basket. The adjustment basket will be equal to (1) the difference between value realized upon sale and the GAAP book value at the closing of the capital infusion (November 2001) (as adjusted based on a pre-determined growth rate) of agreed upon non-core businesses; plus (2) the difference between GAAP net book value of the insurance balances attributable to our core insurance operations with respect to any policy or contract written or having an effective date prior to November 20, 2001 at the time of the final adjustment and those balances at the closing; minus (3) reductions in book value arising from costs and expenses relating to the transaction provided under the Subscription Agreement, actual losses arising out of breach of representations under the Subscription Agreement and certain other costs and expenses. If the adjustment basket, which will be calculated by our independent auditors, is less than zero, we will issue additional preference shares to the investors based on the decrease in value of the components of the adjustment basket. If the adjustment basket is greater than zero, we are allowed to use cash in an amount based on the increase in value of the components of the adjustment basket to repurchase common shares (other than any common shares issued upon conversion of the preference shares or exercise of the Class A warrants). If the adjustment basket is less than zero and in the event that a Triggering Event occurs, we agreed to issue additional preference shares to the investors as a further adjustment. In addition, on the fourth anniversary of the closing, there will be a calculation of a further adjustment basket based on (1) liabilities owed to Folksamerica (if any) under the Asset Purchase Agreement, dated as of January 10, 2000, between us and Folksamerica, and (2) specified tax and ERISA matters under the Subscription Agreement.

MARKET SENSITIVE INSTRUMENTS AND RISK MANAGEMENT

     In accordance with the SEC's Financial Reporting Release No. 48, we performed a sensitivity analysis to determine the effects that market risk exposures could have on the future earnings, fair values or cash flows of our financial instruments as of December 31, 2001. (See section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Sensitive Instruments and Risk Management" included in our 2001 Annual Report on Form 10-K.) Market risk represents the risk of changes in the fair value of a financial instrument and is comprised of several components, including liquidity, basis and price risks. At June 30, 2002, there have been no material changes in market risk exposures that affect the quantitative and qualitative disclosures presented as of December 31, 2001.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. This report or any other written or oral statements made by or on behalf of us may include forward-looking statements, which reflect our current views with respect to future events and financial performance. All statements other than statements of historical fact included in or incorporated by reference in this report are forward-looking statements. Forward-looking statements can generally be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe" or "continue" or their negative or variations or similar terminology.

     Forward-looking statements involve our current assessment of risks and uncertainties. Actual events and results may differ materially from those expressed or implied in these statements. Important factors that could cause actual events or results to differ materially from those indicated in such statements are discussed below, elsewhere in this report and in the section entitled "Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2001, and include:

     - our management's ability to successfully implement its business strategy, including implementing procedures and internal controls to support the value of our business and our regulatory and reporting requirements;

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

     - our ability to successfully integrate new management and operating personnel and to establish and maintain operating procedures to effectively support our new underwriting initiatives and to develop accurate actuarial data and develop and implement actuarial models and procedures;

     -    the loss of key personnel;

     - the integration of businesses we have acquired or may acquire into our existing operations;

     - greater than expected loss ratios on business written by us and adverse development on losses and/or loss adjustment expense liabilities related to business written by us;

     -    severity and/or frequency of losses;

     - claims for natural or man-made catastrophic events in our insurance or reinsurance business could cause large losses and substantial volatility in our results of operations;

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

     - the failure of reinsurers, managing general agents or others to meet their obligations to us;

     - the timing of loss payments being faster or the receipt of reinsurance recoverables being slower than anticipated by us;

     -    changes in the financial environment, including interest rates;

     - changes in accounting principles or the application of such principles by accounting firms or regulators;

     - statutory or regulatory developments, including as to tax policy and matters and insurance and other regulatory matters (such as the adoption of proposed legislation that would affect Bermuda-headquartered companies and/or Bermuda-based insurers or reinsurers) and government provision or back-stopping of insurance (including for acts of terrorism); and

     -    rating agency policies and practices.

     In addition to the risks discussed in the section entitled "Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2001, other general factors could affect our results, including: (a) developments in the world's financial and capital markets and our access to such markets; (b) changes in regulation or tax laws applicable to us, our subsidiaries, brokers or customers; and (c) the effects of business disruption or economic contraction due to terrorism or other hostilities.

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

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     We, in common with the insurance industry in general, are subject to litigation and arbitration in the normal course of our business. As of June 30, 2002, we were not a party to any material litigation or arbitration other than as a part of the ordinary course of business in relation to claims activity, none of which is expected by management to have a significant adverse effect on our results of operation and financial condition and liquidity.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     On March 7, 2002, at a special meeting of shareholders, our shareholders approved amendments to bye-laws 45 and 75, and on June 27, 2002, at our annual shareholders meeting, our shareholders approved an amendment to bye-law 20. These amendments were made in connection with the November 2001 capital infusion by investors led by Warburg Pincus investment funds, Hellman & Friedman investment funds and certain members of management. These amendments are described in more detail in our proxy statements for those meetings filed with the Securities and Exchange Commission on January 23, 2002 and June 3, 2002.

     BYE-LAW 45

     Before the amendment, bye-law 45 limited the voting rights of any person that owned (directly, indirectly or constructively under the Internal Revenue Code (the "Code")) ACGL shares with more than 9.9% of the total voting power of all ACGL shares entitled to vote generally at an election of directors to 9.9% of such voting power. This provision was intended to prevent ACGL from being characterized as a controlled foreign corporation under the Code. Bye-law 45 also limited the rights of any group within the meaning of the Exchange Act of 1934, as amended (the "Exchange Act"), that owned ACGL shares with more than 9.9% of the total voting power of all ACGL shares entitled to vote generally at an election of directors to 9.9% of such voting power.

     The amendment to bye-law 45 changed these voting limitations so that the limitation now applies only to votes conferred (directly or indirectly or by attribution) by ACGL shares directly, indirectly or constructively owned (within the meaning of section 958 of the Code) by any U.S. person, as defined in section 7701(a)(30) of the Code. If the votes so conferred on such U.S. person would represent more than 9.9% of the voting power of all ACGL shares entitled to vote generally at an election of directors, the votes so conferred would, in general, be reduced by whatever amount is necessary so that after the reduction the votes so conferred on such U.S. person constitutes 9.9% of the total voting power of all ACGL shares entitled to vote generally at any election of directors.

     The amendment allows non-U.S. persons, including the Warburg Pincus investment funds and the Hellman & Friedman investment funds, to have more than 9.9% of the total voting power of ACGL shares. This change resulted in ACGL being characterized as a controlled foreign corporation.

     There may be circumstances in which the votes conferred on a U.S. person are reduced to less than 9.9% as a result of the operation of bye-law 45 as amended, because of shares, including shares of the Warburg Pincus investment funds and the Hellman & Friedman investment funds, that may be attributed to that person under the Code.

     BYE-LAW 75

     Before the amendment, the boards of directors of any of our subsidiaries that are incorporated in Bermuda, and any other subsidiary designated by our board of directors, was required to consist of persons who have been elected by our shareholders either as (1) alternate directors of our board of directors or
(2) designated company directors.

     The amendment to bye-law 75 made the provisions of bye-law 75 expressly applicable to subsidiaries incorporated under the laws of the Cayman Islands and Barbados, as well as Bermuda. In addition, the references to alternate directors were deleted, since our shareholders have elected specified individuals to serve as directors of our existing and future Bermuda, Barbados and other non-U.S. subsidiaries, making the concept of alternate directors unnecessary.

     BYE-LAW 20

     Before the amendment, bye-law 20 provided that special meetings of ACGL's board of directors may be called by the chairman of the board or by the president, or by a majority of the total number of directors of ACGL.

     As amended, bye-law 20 provides that a special meeting of the ACGL board of directors may be called by three directors or a majority of the total number of directors (whichever is fewer), in addition to the chairman of the board and the president of ACGL. We were required to submit this amendment for approval by the shareholders under the shareholders agreement with the investors in the capital infusion. Although the Warburg Pincus investment funds and the Hellman & Friedman investment funds are entitled to designate nominees that, in the aggregate, constitute a majority of the ACGL board, they have elected not to do so. Bye-law 20, as amended, provides protection to these investors by allowing three of their designees on the board, or any group of three directors, to call a special meeting of the board of directors

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The annual meeting of shareholders (the "Annual Meeting") of ACGL was held on June 27, 2002.

(b) Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Exchange Act. There was no solicitation in opposition to management's nominees as listed in ACGL's proxy statement, dated June 4, 2002 (the "Proxy Statement").

(c) The shareholders of ACGL (1) elected the following Class I Directors to hold office until the 2005 annual meeting of shareholders or until their successors are elected and qualified: Paul B. Ingrey, Kewsong Lee, David R. Tunnell and Robert F. Works, (2) adopted an amendment to ACGL's bye-law 20 as set forth and described in the Proxy Statement, (3) approved the share-based awards to the Chairman and the Vice-Chairman of the Board of Directors of ACGL in connection with the capital fusion in November 2001,
     (4) approved the ACGL 2002 Long Term Incentive and Share Award Plan, (5) elected certain individuals as Designated Company Directors of certain of ACGL's non-U.S. subsidiaries, and (6) ratified the selection of PricewaterhouseCoopers LLP as independent auditors for the fiscal year ending December 31, 2002. Set forth below are the voting results for these proposals:

     ELECTION OF CLASS I DIRECTORS OF ACGL

                  FOR                 AGAINST       ABSTAIN
               ----------             --------      -------
               52,390,161             465,816          0

     ADOPTION OF AMENDMENT TO BYE-LAW 20

                  FOR                 AGAINST       ABSTAIN
               ----------             -------       -------
               49,999,300              97,831         7,150

     APPROVAL OF SHARE-BASED AWARDS MADE TO THE CHAIRMAN AND THE VICE CHAIRMAN OF THE BOARD OF DIRECTORS OF ACGL

                  FOR                  AGAINST      ABSTAIN
               ----------             ---------     -------
               49,139,430             3,709,796       6,751

     APPROVAL OF THE ACGL 2002 LONG TERM INCENTIVE AND SHARE AWARD PLAN

                  FOR                  AGAINST      ABSTAIN
               ----------             ---------     --------
               45,975,811             4,120,345       8,125

     ELECTION OF DESIGNATED COMPANY DIRECTORS OF NON-U.S. SUBSIDIARIES

                  FOR                  AGAINST      ABSTAIN
               ----------              -------      -------
               52,724,348               48,654       82,975

     RATIFICATION OF SELECTION OF PRICEWATERHOUSECOOPERS LLP AS INDEPENDENT AUDITORS

                 FOR                   AGAINST      ABSTAIN
               ----------              -------      -------
               52,817,631               36,496        1,850

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS.

EXHIBIT NO.           DESCRIPTION
----------- --------------------------------------------------------------------
     3      Bye-Laws of ACGL.
     10.1   ACGL 2002 Long Term Incentive and Share Award Plan.
     10.2   Letter of Credit and Reimbursement Agreement, dated as of April 17,
            2002, by and among Arch Re Bermuda, Arch Re U.S., Alternative Re
            Limited, Arch Insurance (formerly known as First American Insurance
            Company) and Fleet National Bank.
     15     Accountants' Awareness Letter (regarding unaudited interim financial information).

(b)  REPORTS ON FORM 8-K.

     ACGL filed a report on Form 8-K during the three-month period ended June 30, 2002 on April 3, 2002 to report that it had entered into a purchase agreement covering the issue and sale by ACGL of 6,500,000 common shares (plus an additional 975,000 common shares to cover over-allotments) of ACGL under ACGL's registration statement on Form S-3.

                                   SIGNATURES

================================================================================

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           ARCH CAPITAL GROUP LTD.
                           -----------------------------------------------------
                           (REGISTRANT)

                           /s/ Peter A. Appel
                           -----------------------------------------------------
Date:  August 14, 2002     Peter A. Appel
                           President and Chief Executive Officer
                           (Principal Executive Officer) and Director

                           /s/ John D. Vollaro
                           -----------------------------------------------------
Date:  August 14, 2002     John D. Vollaro
                           Executive Vice President and Chief Financial Officer
                           (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT NO.           DESCRIPTION
-----------  -------------------------------------------------------------------
     3       Bye-Laws of ACGL.
     10.1    ACGL 2002 Long Term Incentive and Share Award Plan.
     10.2    Letter of Credit and Reimbursement Agreement, dated as of April 17,
             2002, by and among Arch Re Bermuda, Arch Re U.S., Alternative Re
             Limited, Arch Insurance (formerly known as First American Insurance
             Company) and Fleet National Bank.
     15      Accountants' Awareness Letter (regarding unaudited interim financial information).