Form 10-Q
period 2002-09-30
ARCH CAPITAL GROUP LTD
filed 2002-11-14
CIK 947484

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2002

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

       ------------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   /X/   No   / /

Indicate the number of shares outstanding of each of the issuer's classes of common shares.

                 Class                     Outstanding at September 30, 2002
    ------------------------------         ---------------------------------
    Common Shares, $0.01 par value                     27,586,184

================================================================================

                             ARCH CAPITAL GROUP LTD.

                                      INDEX

                                                                                                          PAGE NO.
                                                                                                        -------------
PART I. FINANCIAL INFORMATION

ITEM 1 -- CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Accountants                                                                             2

Consolidated Balance Sheets                                                                                   3
  September 30, 2002 and December 31, 2001

Consolidated Statements of Income                                                                             4
  For the three and nine month periods ended September 30, 2002 and 2001

Consolidated Statements of Changes in Shareholders' Equity                                                    5
  For the nine month periods ended September 30, 2002 and 2001

Consolidated Statements of Comprehensive Income                                                               6
  For the nine month periods ended September 30, 2002 and 2001

Consolidated Statements of Cash Flows                                                                         7
  For the nine month periods ended September 30, 2002 and 2001

Notes to Consolidated Financial Statements                                                                    8

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS                                                                                    20

ITEM 3 -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                         42

ITEM 4 -- CONTROLS AND PROCEDURES                                                                            42

PART II.  OTHER INFORMATION                                                                                  43

ITEM 1 -- LEGAL PROCEEDINGS                                                                                  43

ITEM 2 -- CHANGES IN SECURITIES AND USE OF PROCEEDS                                                          43

ITEM 5 -- OTHER INFORMATION                                                                                  44

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K                                                                   44

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Arch Capital Group Ltd.:

We have reviewed the accompanying consolidated balance sheet of Arch Capital Group Ltd. and its subsidiaries as of September 30, 2002, and the related consolidated statements of income for each of the three and nine month periods ended September 30, 2002 and 2001, and the consolidated statements of comprehensive income, changes in shareholders' equity, and cash flows for each of the nine month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2001, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 28, 2002, except as to the matters described in Note 18 to the consolidated financial statements which are as of March 7, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2001, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
New York, New York
November 13, 2002

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                          (UNAUDITED)      (AUDITED)
                                                                                         SEPTEMBER 30,    DECEMBER 31,
                                                                                             2002            2001
                                                                                         -------------    ------------
ASSETS
Investments:
Fixed maturities available for sale, at fair value (amortized cost: 2002,
$1,259,926; 2001, $467,154)...........................................................   $   1,304,530    $    468,269
Short-term investments available for sale, at fair value (amortized cost: 2002,
$229,708; 2001, $477,058).............................................................         229,708         476,820
Publicly traded equity securities available for sale, at fair value (cost:
2002,-- ; 2001, $960).................................................................              --             235
Securities held in escrow, at fair value (amortized cost: 2002, --; 2001, $22,156)....              --          22,156
Privately held securities (cost:  2002, $31,302; 2001, $41,587).......................          31,473          41,608
                                                                                         -------------    ------------
Total investments.....................................................................       1,565,711       1,009,088
                                                                                         -------------    ------------
Cash..................................................................................          57,764           9,970
Accrued investment income.............................................................          16,811           7,572
Premiums receivable...................................................................         290,351          59,463
Funds held by reinsureds..............................................................          50,096              --
Unpaid losses and loss adjustment expenses recoverable................................         156,360          90,442
Paid losses and loss adjustment expenses recoverable..................................          15,552          14,418
Prepaid reinsurance premiums..........................................................          97,436          58,961
Goodwill..............................................................................          28,558          26,336
Deferred income tax asset.............................................................          15,118          13,716
Deferred acquisition costs, net.......................................................         104,907           5,412
Loan to Chairman......................................................................          13,530              --
Other assets..........................................................................          34,275          18,323
                                                                                         -------------    ------------
TOTAL ASSETS..........................................................................   $   2,446,469    $  1,313,701
                                                                                         =============    ============

LIABILITIES
Reserve for losses and loss adjustment expenses.......................................         372,086    $    113,507
Unearned premiums.....................................................................         584,470          88,539
Reinsurance balances payable..........................................................          63,257          47,029
Reserve for loss of escrowed assets...................................................              --          18,833
Other liabilities.....................................................................          55,748          25,424
                                                                                         -------------    ------------
TOTAL LIABILITIES.....................................................................       1,075,561         293,332
                                                                                         -------------    ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred shares ($0.01 par value, 50,000,000 shares authorized, issued: 2002,
36,563,488, 2001, 35,687,735).........................................................             366             357
Common shares ($0.01 par value, 200,000,000 shares authorized, issued: 2002,
27,586,184, 2001, 13,513,538).........................................................             276             135
Additional paid-in capital............................................................       1,358,657       1,039,887
Deferred compensation under share award plan .........................................         (31,484)         (8,230)
Retained earnings (deficit)...........................................................           3,861         (11,610)
Accumulated other comprehensive income consisting of unrealized
appreciation (decline) in value of investments, net of income tax.....................          39,232            (170)
                                                                                         -------------    ------------
TOTAL SHAREHOLDERS' EQUITY............................................................       1,370,908       1,020,369
                                                                                         -------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY............................................   $   2,446,469    $  1,313,701
                                                                                         =============    ============

                 See Notes to Consolidated Financial Statements

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                            (UNAUDITED)                    (UNAUDITED)
                                                         THREE MONTHS ENDED             NINE MONTHS ENDED
                                                            SEPTEMBER 30,                  SEPTEMBER 30,
                                                        2002           2001           2002           2001
                                                     --------------------------    --------------------------
REVENUES
Net premiums written..............................   $   318,684    $    14,448    $   822,420    $    24,005
Increase in unearned premiums.....................      (134,705)        (2,649)      (457,455)        (5,008)
                                                     -----------    -----------    -----------    -----------
Net premiums earned...............................       183,979         11,799        364,965         18,997
Net investment income.............................        14,869          2,509         35,647          8,747
Net realized investment gains (losses)............          (836)          (190)           175         18,419
Equity in net income of investees.................           185            966          1,761          1,887
Fee income........................................         3,337          3,524         11,042          8,950
Net commission income.............................            --             --             --          1,344
Net foreign exchange gains (losses)...............          (726)            --          2,518             --
                                                     -----------    -----------    -----------    -----------
TOTAL REVENUES....................................       200,808         18,608        416,108         58,344

EXPENSES
Losses and loss adjustment expenses...............       120,120          9,196        250,964         16,267
Acquisition expenses..............................        39,027            337         64,092             --
Other operating expenses..........................        19,462          7,399         47,640         15,839
Non-cash compensation.............................        29,528            275         42,292            909
                                                     -----------    -----------    -----------    -----------
TOTAL EXPENSES....................................       208,137         17,207        404,988         33,015

INCOME (LOSS) BEFORE INCOME TAXES.................        (7,329)         1,401         11,120         25,329

Income tax (benefit) expense......................           392            509         (4,351)         8,044
                                                     -----------    -----------    -----------    -----------

NET INCOME (LOSS).................................   $    (7,721)   $       892    $    15,471    $    17,285
                                                     ===========    ===========    ===========    ===========

NET INCOME (LOSS) PER SHARE DATA
Basic.............................................   $     (0.36)   $      0.07    $      0.84    $      1.35
Diluted...........................................   $     (0.36)   $      0.07    $      0.27    $      1.35

AVERAGE SHARES OUTSTANDING
Basic.............................................    21,497,224     12,864,790     18,310,714     12,828,180
Diluted...........................................    21,497,224     12,897,846     57,200,973     12,842,765

                 See Notes to Consolidated Financial Statements

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                         (UNAUDITED)
                                                                                      NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                                      2002          2001
                                                                                   -----------   ----------
PREFERENCE SHARES
Balance at beginning of year....................................................   $       357           --
Preference shares issued........................................................             9           --
                                                                                   -----------   ----------
Balance at end of period........................................................           366           --
                                                                                   -----------   ----------

COMMON SHARES
Balance at beginning of year....................................................           135   $      127
Common shares issued............................................................           141            2
                                                                                   -----------   ----------
Balance at end of period........................................................           276          129
                                                                                   -----------   ----------

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of year....................................................     1,039,887      288,016
Common shares issued............................................................       318,770        2,448
                                                                                   -----------   ----------
Balance at end of period........................................................     1,358,657      290,464
                                                                                   -----------   ----------

DEFERRED COMPENSATION UNDER SHARE AWARD PLAN
Balance at beginning of year....................................................        (8,230)        (341)
Restricted common shares issued.................................................       (65,306)      (1,772)
Deferred compensation expense recognized........................................        42,052          909
                                                                                   -----------   ----------
Balance at end of period........................................................       (31,484)      (1,204)
                                                                                   -----------   ----------

RETAINED EARNINGS (DEFICIT)
Balance at beginning of year, as previously reported............................       (11,610)     (30,916)
Adjustment to retroactively adopt the equity method of accounting for the
  original investment in ART Services...........................................            --       (2,710)
                                                                                   -----------   ----------
Balance at beginning of year, as adjusted.......................................       (11,610)     (33,626)
Net income......................................................................        15,471       17,285
                                                                                   -----------   ----------
Balance at end of period........................................................         3,861      (16,341)
                                                                                   -----------   ----------

ACCUMULATED OTHER COMPREHENSIVE INCOME
UNREALIZED APPRECIATION (DECLINE) IN VALUE OF INVESTMENTS, NET OF INCOME TAX
Balance at beginning of year....................................................          (170)      18,432
Adjustment to retroactively adopt the equity method of accounting for the
  original investment in ART Services...........................................            --         (309)
                                                                                   -----------   ----------
Balance at beginning of year, as adjusted ......................................          (170)      18,123
Change in unrealized appreciation (decline) in value of investments ............        39,402      (14,813)
                                                                                   -----------   ----------
Balance at end of period........................................................        39,232        3,310
                                                                                   -----------   ----------
TOTAL SHAREHOLDERS' EQUITY......................................................   $ 1,370,908   $   276,358
                                                                                   ===========   ==========

                 See Notes to Consolidated Financial Statements

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

                                                                                         (UNAUDITED)
                                                                                      NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                                      2002          2001
                                                                                   ----------    ----------
COMPREHENSIVE INCOME
Net income......................................................................   $   15,471    $   17,285
Other comprehensive income (loss), net of income tax
  Unrealized appreciation (decline) in value of investments:
    Unrealized holding gains (losses) arising during period.....................       37,897        (3,275)
    Reclassification of net realized losses (gains) included in net income .....        1,505       (11,538)
                                                                                   ----------    ----------
  Other comprehensive income (loss).............................................       39,402       (14,813)
                                                                                   ----------    ----------
COMPREHENSIVE INCOME............................................................   $   54,873    $    2,472
                                                                                   ==========    ==========

                 See Notes to Consolidated Financial Statements

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                         (UNAUDITED)
                                                                                      NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                                      2002          2001
                                                                                   ----------    ----------
OPERATING ACTIVITIES
Net income......................................................................   $   15,471    $   17,285
  Adjustments to reconcile net income to net cash provided
   by operating activities:
     Net realized investment gains..............................................         (175)      (18,419)
     Provision for non-cash compensation........................................       42,292           909
     Net unrealized foreign exchange gains......................................         (911)           --
     Changes in:
      Reserve for losses and loss adjustment expenses, net of unpaid losses and
      loss adjustment expenses recoverable......................................      202,097         6,905
      Unearned premiums, net of prepaid reinsurance premiums....................      457,164         9,202
      Premiums receivable.......................................................     (230,089)      (14,027)
      Funds held by reinsureds..................................................      (50,068)           --
      Accrued investment income.................................................       (9,024)          162
      Reinsurance recoverables..................................................      (17,354)       (9,875)
      Reinsurance balances payable..............................................       15,620         3,569
      Deferred acquisition costs................................................      (99,495)         (984)
      Deferred income tax asset.................................................       (1,267)        7,337
      Other liabilities.........................................................       36,292        (3,160)
      Loan to Chairman..........................................................      (13,530)           --
      Other items, net..........................................................       (4,789)        4,800
                                                                                   ----------    ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES.......................................      342,234         3,704
                                                                                   ----------    ----------

INVESTING ACTIVITIES
Purchases of fixed maturity investments.........................................   (1,205,127)      (90,334)
Release of escrowed assets......................................................      (18,833)           --
Sales of fixed maturity investments.............................................      391,686        85,084
Purchases of equity securities..................................................           --           (19)
Sales of equity securities......................................................       13,726        43,523
Net sales (purchases) of short-term investments.................................      278,246        (3,039)
Acquisition of Arch Specialty Insurance Company, net of cash....................       (2,513)           --
Acquisition of ART Services, net of cash........................................           --       (34,211)
Acquisition of American Independent Insurance Holding Company, net of cash......           --          (225)
Purchases of furniture, equipment and other.....................................       (5,222)         (912)
                                                                                   ----------    ----------
NET CASH USED FOR INVESTING ACTIVITIES..........................................     (548,037)         (133)
                                                                                   ----------    ----------

FINANCING ACTIVITIES
Common stock issued.............................................................      253,459            90
Purchase of treasury shares.....................................................           --           (48)
Debt retirement and other.......................................................          138          (423)
                                                                                   ----------    ----------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES............................      253,597          (381)
                                                                                   ----------    ----------
Increase in cash................................................................       47,794         3,190
Cash beginning of year..........................................................        9,970        11,481
                                                                                   ----------    ----------
CASH END OF PERIOD..............................................................   $   57,764    $   14,671
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

    The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments necessary (consisting mainly of normal recurring accruals) for a fair statement of results on an interim basis. The results of any interim period are not necessarily indicative of the results for a full year or any future periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations; however, management believes that the disclosures are adequate to make the information presented not misleading. This report should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2001, including the Company's audited consolidated financial statements and related notes and the section entitled "Business--Risk Factors." Many events, such as natural catastrophes such as earthquakes, hurricanes, tornados and hailstorms, can have a significant impact on the results of any one or more reporting periods.

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

2.  ACCOUNTING PRONOUNCEMENTS

    In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which was adopted by the Company on January 1, 2002. SFAS No. 144 addresses the accounting and reporting for impairment of long-lived assets to be held and used, as well as long-lived assets to be disposed of. The standard requires that long-lived assets to be held and used will be written down to fair value when they are considered impaired. Long-lived assets to be disposed of are required to be carried at the lower of carrying amount or fair value less estimated cost to sell. SFAS No. 144 also broadens the presentation of discontinued operations on the income statement to include a component of an entity (rather than a segment of a business). The adoption of this standard did not have a material effect on the Company's results of operations for the 2002 third quarter and nine months ended September 30, 2002 or its financial position.

    In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 will be applied prospectively to exit or disposal activities initiated after December 31, 2002 and requires companies to recognize costs associated with exit activities when they are incurred, rather than at the date of a commitment to an exit or disposal plan. The Company is currently evaluating this standard.

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

    The carrying amount of goodwill at September 30, 2002 was $28.6 million, consisting of $22.9 million relating to the Company's insurance subsidiaries ($13.6 million, $6.5 million and $2.8 million relating to the acquisitions of AIHC, ART Services and Arch Specialty, respectively) and $5.7 million relating to the acquisition of Hales.

    The following table provides the pro forma effect on net income (loss) and basic and diluted earnings (loss) per share for the three and nine month periods ended September 30, 2002 and 2001, as if the amortization of goodwill had ceased at the beginning of 2001 (net of taxes):

                                                             (UNAUDITED)           (UNAUDITED)
                                                         THREE MONTHS ENDED     NINE MONTHS ENDED
                                                            SEPTEMBER 30,          SEPTEMBER 30,
                                                       ---------------------   --------------------
       (in thousands, except per share data)             2002         2001        2002       2001
                                                       ---------   ---------   ---------   --------
       Reported net income (loss)...................   $  (7,721)  $     892   $  15,471   $ 17,285
       Add back: goodwill amortization..............          --         360          --        814
                                                       ---------   ---------   ---------   --------
       Adjusted net income (loss)...................   $  (7,721)  $   1,252   $  15,471   $ 18,099
                                                       ---------   ---------   ---------   --------

       Basic earnings (loss) per share:
       Reported net income (loss)...................   $   (0.36)  $    0.07   $    0.84   $   1.35
       Add back: goodwill amortization..............          --        0.03          --       0.06
                                                       ---------   ---------   ---------   --------
       Adjusted net income (loss)...................   $   (0.36)  $    0.10   $    0.84   $   1.41
                                                       ---------   ---------   ---------   --------

       Diluted earnings (loss) per share:
       Reported net income (loss)...................   $   (0.36)  $    0.07   $    0.27   $   1.35
       Add back: goodwill amortization..............          --        0.03          --       0.06
                                                       ---------   ---------   ---------   --------
       Adjusted net income (loss)...................   $   (0.36)  $    0.10   $    0.27   $   1.41
                                                       ---------   ---------   ---------   --------

5.  CONTINGENCIES RELATING TO THE SALE OF PRIOR REINSURANCE OPERATION

    On May 5, 2000, the Company sold the prior reinsurance operations of Arch Re U.S. pursuant to an agreement entered into as of January 10, 2000 with Folksamerica Reinsurance Company and Folksamerica Holding Company (collectively, "Folksamerica"). The Folksamerica transaction was structured as a transfer and assumption agreement (and not reinsurance), and, accordingly, the loss reserves (and any related reinsurance recoverables) relating to the transferred business are not included as assets or liabilities on the Company's

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  CONTINGENCIES RELATING TO THE SALE OF PRIOR REINSURANCE OPERATION
    (CONTINUED)

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

    Under the terms of the agreement, the Company had also purchased in 2000 reinsurance protection covering the Company's transferred aviation business to reduce the net financial loss to Folksamerica on any large commercial airline catastrophe to $5.4 million, net of reinstatement premiums. Although the Company believes that any such net financial loss will not exceed $5.4 million, the Company has agreed to reimburse Folksamerica if a loss is incurred that exceeds $5.4 million for aviation losses under certain circumstances prior to May 5, 2003. The Company also made representations and warranties to Folksamerica about the Company and the business transferred to Folksamerica for which the Company retains exposure for certain periods, and made certain other agreements, including that the Company would not compete with Folksamerica to acquire or reinsure any treaties included in the assumed business until May 5, 2004. In consideration of a $2.5 million payment by the Company in October 2002, Folksamerica agreed to terminate this non-competition provision and all related obligations under such provision have been extinguished. The amount was recorded by the Company in the 2002 third quarter and is reflected in acquisition expenses.

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

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  SEGMENT INFORMATION

    The Company classifies its businesses into two underwriting segments - reinsurance and insurance - and a corporate and other segment (non-underwriting). Segment performance is evaluated based on underwriting income or loss. Other revenue and expense items are not evaluated by segment. In addition, the Company does not manage its assets by segment and, accordingly, investment income is not allocated to each underwriting segment. The accounting policies of the segments are the same as those used for the consolidated financial statements. Inter-segment insurance business is allocated to the segment accountable for the underwriting results in accordance with SFAS No. 131.

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

    The insurance segment includes the Company's primary underwriting subsidiaries, which include Arch Insurance, Arch Specialty, Arch E&S and American Independent. The insurance segment is comprised of six profit centers, including property, casualty, executive assurance, healthcare, professional liability insurance and program business, and other (currently identified as the non-standard auto business of American Independent and the lenders business of Arch Insurance).

    The corporate and other segment (non-underwriting) includes net investment income, other fee income and other expenses incurred by the Company, net realized gains or losses, net foreign exchange gains or losses and non-cash compensation. The corporate and other segment also includes the results of Hales, the Company's merchant banking subsidiary. Due to the significant changes in the Company's business and operations resulting from the new underwriting initiative and related capital infusions, comparisons of 2002 and 2001 results are not meaningful. Accordingly, segment information provided below relates solely to 2002 periods. The following tables set forth an analysis of the Company's underwriting income or loss by segment, together with a reconciliation of underwriting income or loss to net income for the 2002 third quarter and nine months ended September 30, 2002.

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  SEGMENT INFORMATION (CONTINUED)

                                                                                   (UNAUDITED)
                                                                               THREE MONTHS ENDED
                                                                               SEPTEMBER 30, 2002
                                                                     ---------------------------------------
 OPERATING INFORMATION BY SEGMENT (in thousands)                     REINSURANCE     INSURANCE       TOTAL
                                                                     -----------     ---------     ---------
 Net premiums written(1)..........................................   $   204,530     $ 114,154     $ 318,684
                                                                     ===========     =========     =========

 Net premiums earned..............................................   $   143,497     $  40,482     $ 183,979
 Fee income.......................................................            --         2,570         2,570
 Losses and loss adjustment expenses..............................       (90,216)      (29,904)     (120,120)
 Acquisition expenses.............................................       (36,212)       (2,815)      (39,027)
 Operating expenses...............................................        (4,108)      (10,903)      (15,011)
                                                                     -----------     ---------     ---------
 Underwriting income (loss).......................................   $    12,961     $    (570)    $  12,391
                                                                     ===========     =========

 Net investment income............................................                                    14,869
 Other fee income.................................................                                       767
 Other expenses...................................................                                    (4,451)
                                                                                                   ---------

 Pre-tax operating income.........................................                                    23,576
 Income tax expense...............................................                                    (1,124)
                                                                                                   ---------
 Operating income, net of tax.....................................                                    22,452

 Net realized losses on investments, net of $104 tax benefit......                                      (732)
 Net foreign exchange losses, net of $0 tax.......................                                      (726)
 Equity in net income of investees, net of $15 tax benefit........                                       200
 Non-cash compensation, net of $613 tax benefit...................                                   (28,915)
                                                                                                   ---------
 NET LOSS.........................................................                                 $  (7,721)
                                                                                                   =========

 UNDERWRITING RATIOS(2)
 Loss ratio.......................................................          62.9%         73.9%         65.3%
 Acquisition expense ratio(3).....................................          25.2%          0.6%         19.8%
 Other operating expense ratio....................................           2.9%         26.9%          8.2%
                                                                     -----------     ---------     ---------
 Combined ratio...................................................          91.0%        101.4%         93.3%
                                                                     ===========     =========     =========

(1) Reinsurance segment results include $16.9 million of net premiums written assumed from the insurance segment.
(2) Underwriting ratios are calculated based on net premiums earned.
(3) The acquisition expense ratio is adjusted to include certain policy-related fee income.

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  SEGMENT INFORMATION (CONTINUED)

                                                                                   (UNAUDITED)
                                                                                NINE MONTHS ENDED
                                                                               SEPTEMBER 30, 2002
                                                                     ---------------------------------------
 OPERATING INFORMATION BY SEGMENT (in thousands)                     REINSURANCE     INSURANCE       TOTAL
                                                                     -----------     ---------     ---------
 Net premiums written(1)..........................................   $   646,010     $ 176,410     $ 822,420
                                                                     ===========     =========     =========

 Net premiums earned..............................................   $   295,360     $  69,605     $ 364,965
 Fee income.......................................................            --         6,505         6,505
 Losses and loss adjustment expenses..............................      (198,221)      (52,743)     (250,964)
 Acquisition expenses.............................................       (59,699)       (4,393)      (64,092)
 Operating expenses...............................................       (10,241)      (22,993)      (33,234)
                                                                     -----------     ---------     ---------
 Underwriting income (loss).......................................   $    27,199     $  (4,019)    $  23,180
                                                                     ===========     =========

 Net investment income............................................                                    35,647
 Other fee income.................................................                                     4,537
 Other expenses...................................................                                   (14,406)
                                                                                                   ---------

 Pre-tax operating income.........................................                                    48,958
 Income tax expense...............................................                                    (2,624)
                                                                                                   ---------
 Operating income, net of tax.....................................                                    46,334

 Net realized losses on investments, net of $1,680 tax expense....                                    (1,505)
 Net foreign exchange gains, net of $0 tax........................                                     2,518
 Equity in net income of investees, net of $377 tax expense.......                                     1,384
 Reversal of deferred tax asset valuation allowance...............                                     7,421
 Non-cash compensation, net of $1,611 tax benefit.................                                   (40,681)
                                                                                                   ---------
 NET INCOME.......................................................                                 $  15,471
                                                                                                   =========

 UNDERWRITING RATIOS(2)
 Loss ratio.......................................................          67.1%         75.8%         68.8%
 Acquisition expense ratio(3).....................................          20.2%         (3.0%)        15.7%
 Other operating expense ratio....................................           3.5%         33.0%          9.1%
                                                                     -----------     ---------     ---------
 Combined ratio...................................................          90.8%        105.8%         93.6%
                                                                     ===========     =========     =========

(1) Reinsurance segment results include $53.9 million of net premiums written assumed from the insurance segment.
(2) Underwriting ratios are calculated based on net premiums earned.
(3) The acquisition expense ratio is adjusted to include certain policy-related fee income.

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  SEGMENT INFORMATION (CONTINUED)

    Set forth below is summary information regarding net premiums written by client location and by major line of business for the reinsurance and insurance segments for the three and nine month periods ended September 30, 2002:

                                                      (UNAUDITED)               (UNAUDITED)
                                                  THREE MONTHS ENDED         NINE MONTHS ENDED
                                                  SEPTEMBER 30, 2002        SEPTEMBER 30, 2002
                                                ----------------------     ---------------------
                                                NET PREMIUMS     % OF      NET PREMIUMS    % OF
(in thousands)                                    WRITTEN        TOTAL       WRITTEN       TOTAL
                                                ------------     -----     ------------    -----
REINSURANCE SEGMENT
Client Location(1):
  United States..............................   $    129,588      63.4%    $    338,438     52.4%
  United Kingdom.............................         19,390       9.5%         126,462     19.6%
  Bermuda....................................         16,782       8.2%          35,554      5.5%
  Germany....................................          3,585       1.7%          30,309      4.7%
  Canada.....................................          3,701       1.8%          21,610      3.3%
  France.....................................          1,233       0.6%          21,352      3.3%
  Japan......................................           (517)     (0.3%)         11,539      1.8%
  Switzerland................................          9,550       4.7%          10,449      1.6%
  Other......................................         21,218      10.4%          50,297      7.8%
                                                ------------     -----     ------------    -----
  Total......................................   $    204,530     100.0%    $    646,010    100.0%
                                                ============     =====     ============    =====

Major Line of Business(1):
  Property catastrophe.......................   $     23,105      11.3%    $    102,135     15.8%
  Other property business....................         42,193      20.6%         126,068     19.5%
  Casualty...................................         76,896      37.6%         133,764     20.7%
  Other specialty business...................         38,341      18.7%         139,790     21.6%
  Marine, aviation and space.................          9,724       4.8%          38,322      5.9%
  Casualty clash.............................          3,661       1.8%          16,590      2.6%
  Non-traditional business...................         10,610       5.2%          89,341     13.9%
                                                ------------     -----     ------------    -----
  Total......................................   $    204,530     100.0%    $    646,010    100.0%
                                                ============     =====     ============    =====

INSURANCE SEGMENT
Client Location(1):
  United States..............................   $    113,650      99.6%    $    174,800     99.1%
  United Kingdom.............................            244       0.2%           1,124      0.6%
  Bermuda....................................            260       0.2%             260      0.2%
  Canada.....................................             --        --              226      0.1%
                                                ------------     -----     ------------    -----
  Total......................................   $    114,154     100.0%    $    176,410    100.0%
                                                ============     =====     ============    =====

Major Line of Business(1):
  Executive assurance........................   $     15,388      13.5%    $     28,171     16.0%
  Casualty...................................         33,318      29.2%          43,897     24.9%
  Program business...........................         25,466      22.3%          34,162     19.4%
  Property...................................         18,553      16.3%          23,683     13.4%
  Professional liability.....................          5,492       4.8%           7,630      4.3%
  Healthcare.................................          3,453       3.0%           3,453      1.9%
  Other......................................         12,484      10.9%          35,414     20.1%
                                                ------------     -----     ------------    -----
  Total......................................   $    114,154     100.0%    $    176,410    100.0%
                                                ============     =====     ============    =====

(1) Reinsurance segment results include $16.9 million and $53.9 million of net premiums written, respectively, for the 2002 third quarter and nine month periods ended September 30, 2002 assumed from the insurance segment.

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  REINSURANCE

    In the normal course of business, the Company's insurance subsidiaries may cede a portion of their premium through quota share, surplus, excess of loss and facultative reinsurance agreements. The Company's reinsurance subsidiaries are currently retaining substantially all of their assumed reinsurance premiums written. The Company's reinsurance subsidiaries participate in "common account" retrocessional arrangements for certain treaties. Such arrangements reduce the effect of individual or aggregate losses to all companies participating on such treaties, including the reinsurers, such as the Company's reinsurance subsidiaries, and the ceding company. Reinsurance recoverables are recorded as assets, predicated on the reinsurers' ability to meet their obligations under the reinsurance agreements. If the reinsurers are unable to satisfy their obligations under the agreements, the Company's insurance subsidiaries would be liable for such defaulted amounts.

    With respect to 2002 and 2001 results reflected below, the following table sets forth the effects of reinsurance on the Company's reinsurance and insurance subsidiaries to unaffiliated reinsurers. With respect to 2001 results, the table sets forth the effects of reinsurance on American Independent, which was acquired by the Company in February 2001, and ART Services, which was acquired in June 2001.

                                                             (UNAUDITED)              (UNAUDITED)
                                                         THREE MONTHS ENDED        NINE MONTHS ENDED
                                                            SEPTEMBER 30,            SEPTEMBER 30,
                                                       ----------------------    ----------------------
       (in thousands)                                    2002         2001         2002          2001
                                                       ---------    ---------    ---------    ---------
       PREMIUMS WRITTEN:
         Direct.....................................   $ 195,803    $  48,969    $ 343,475    $  80,300
         Assumed....................................     211,059          (78)     621,838          (78)
         Ceded......................................     (88,178)     (34,443)    (142,893)     (56,217)
                                                       ---------    ---------    ---------    ---------
         Net........................................   $ 318,684    $  14,448    $ 822,420    $  24,005
                                                       =========    =========    =========    =========

       PREMIUMS EARNED:
         Direct.....................................   $  89,563    $  44,829    $ 183,214    $  70,998
         Assumed....................................     142,272           22      287,432           22
         Ceded......................................     (47,856)     (33,052)    (105,681)     (52,023)
                                                       ---------    ---------    ---------    ---------
         Net........................................   $ 183,979    $  11,799    $ 364,965    $  18,997
                                                       =========    =========    =========    =========

       LOSSES AND LOSS ADJUSTMENT EXPENSES
       INCURRED:
         Direct.....................................   $  73,831    $  42,033    $ 168,214    $  63,277
         Assumed....................................      88,172          758      189,898          758
         Ceded......................................     (41,883)     (33,595)    (107,148)     (47,768)
                                                       ---------    ---------    ---------    ---------
         Net........................................   $ 120,120    $   9,196    $ 250,964    $  16,267
                                                       =========    =========    =========    =========

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  INVESTMENT INFORMATION

    The following tables reconcile estimated fair value and carrying value to the amortized cost of the Company's investment portfolio at September 30, 2002 and December 31, 2001:

                                                                       (UNAUDITED)
                                                                    SEPTEMBER 30, 2002
                                                  ----------------------------------------------------
                                                   ESTIMATED
                                                  FAIR VALUE
                                                     AND          GROSS        GROSS
                                                   CARRYING     UNREALIZED   UNREALIZED     AMORTIZED
       (in thousands)                                VALUE        GAINS       (LOSSES)        COST
                                                  -----------   ----------   ----------    -----------
       Fixed maturities........................   $ 1,304,530   $   46,373   $   (1,769)   $ 1,259,926
       Short-term investments..................       229,708           --           --        229,708
       Privately held securities...............        31,473          171           --         31,302
                                                  -----------   ----------   ----------    -----------
       Total...................................   $ 1,565,711   $   46,544   $   (1,769)   $ 1,520,936
                                                  ===========   ==========   ==========    ===========

                                                                        (AUDITED)
                                                                    DECEMBER 31, 2001
                                                  ----------------------------------------------------
                                                   ESTIMATED
                                                  FAIR VALUE
                                                     AND          GROSS        GROSS
                                                   CARRYING     UNREALIZED   UNREALIZED     AMORTIZED
       (in thousands)                                VALUE        GAINS       (LOSSES)        COST
                                                  -----------   ----------   ----------    -----------
       Fixed maturities........................   $   468,269   $    3,761   $   (2,646)   $   467,154
       Short-term investments..................       476,820           --         (238)       477,058
       Publicly traded equity securities.......           235           --         (725)           960
       Securities held in escrow...............        22,156           --           --         22,156
       Privately held securities...............        41,608           21           --         41,587
                                                  -----------   ----------   ----------    -----------
       Total...................................   $ 1,009,088   $    3,782   $   (3,609)   $ 1,008,915
                                                  ===========   ==========   ==========    ===========

    Privately held securities consisted of the following at September 30, 2002 and December 31, 2001:

                                                                      (UNAUDITED)     (AUDITED)
                                                       PERCENTAGE    SEPTEMBER 30,   DECEMBER 31,
        (in thousands)                                  OWNERSHIP         2002           2001
                                                       ----------    -------------   ------------
        CARRIED UNDER THE EQUITY METHOD:
         The ARC Group, LLC.........................           --               --   $      8,725
         Arx Holding Corp...........................         35.2%   $       4,534          3,714
         Island Heritage Insurance Company, Ltd.....         33.3%           5,634          4,950
         New Europe Insurance Ventures..............         14.6%               0            609
         Sunshine State Holding Corporation.........         23.3%           1,822          1,838
                                                                     -------------   ------------
                                                                            11,990         19,836
                                                                     -------------   ------------

       CARRIED AT FAIR VALUE:
         Stockton Holdings Limited..................          1.7%          10,000         10,000
         Trident II, L.P............................          2.0%           8,564         10,876
         Distribution Investors, LLC................          2.8%             919            896
                                                                     -------------   ------------
                                                                            19,483         21,772
                                                                     -------------   ------------
       Total .......................................                 $      31,473   $     41,608
                                                                     =============   ============

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  INVESTMENT INFORMATION (CONTINUED)

    During the nine months ended September 30, 2002, the Company received distributions from The ARC Group, LLC ("ARC") totaling $1.4 million. On April 12, 2002, the Company sold its investment in ARC to Trident II, L.P. and two limited partnerships associated with Marsh & McLennan Companies, Inc. for consideration of $14.5 million. The realized gain of $5.8 million on the sale of the Company's investment in ARC is net of certain transaction expenses and was recorded in the 2002 second quarter. During the nine months ended September 30, 2002, the Company also received aggregate distributions of $2.7 million from Trident II, L.P. including (1) a return of capital of $2.3 million which reduced the Company's carrying value in Trident II, L.P. and (2) net realized gains of $434,000.

    In August 2002, the Company received a return of capital of approximately $392,000 from New Europe Insurance Ventures ("NEIV"), a limited partnership which is running-off its business and operations. The August 2002 distribution reduced the Company's carrying value in NEIV to $28,000 at such date and, during the 2002 third quarter, the Company recorded a realized loss of $28,000 to write off the remaining investment value to zero. The administrators of NEIV are analyzing various alternatives in order to complete the run-off of the business and operations of NEIV. At September 30, 2002, the Company had investment commitments relating to its privately held securities totaling approximately $0.4 million, which related to the Company's investment in Distribution Investors, LLC.

9.  EARNINGS (LOSS) PER SHARE

    Due to the net loss for the 2002 third quarter, diluted average shares outstanding for the 2002 third quarter do not include 39,304,796 shares of dilutive securities since the inclusion of such securities would be anti-dilutive. Since the Company reported net income for the nine months ended September 30, 2002, the computation of diluted average shares outstanding includes dilutive securities for such year-to-date period. The following table sets forth the computation of basic and diluted earnings (loss) per share:

                                                     (UNAUDITED)                    (UNAUDITED)
                                                  THREE MONTHS ENDED              NINE MONTHS ENDED
                                                     SEPTEMBER 30,                  SEPTEMBER 30,
                                              ----------------------------   ---------------------------
(In thousands, except share data)                2002             2001           2002           2001
                                              ------------    ------------   ------------   ------------
BASIC EARNINGS (LOSS) PER SHARE:
Net income (loss)..........................   $     (7,721)   $        892   $     15,471   $     17,285
Divided by:
Weighted average shares outstanding for the
period.....................................     21,497,224      12,864,790     18,310,714     12,828,180
                                              ============    ============   ============   ============
Basic earnings (loss) per share............   $      (0.36)   $       0.07   $       0.84   $       1.35
                                              ============    ============   ============   ============

DILUTED EARNINGS (LOSS) PER SHARE:
Net income (loss)..........................   $     (7,721)   $        892   $     15,471   $     17,285
Divided by:
Weighted average shares outstanding for the
period.....................................     21,497,224      12,864,790     18,310,714     12,828,180
Effect of dilutive securities:
  Preference shares........................             --              --     35,992,484             --
  Warrants.................................             --              --      1,149,753             --
  Nonvested restricted shares..............             --              --        947,400             --
  Stock options............................             --          33,056        800,622         14,585
                                              ------------    ------------   ------------   ------------
Total shares...............................     21,497,224      12,897,846     57,200,973     12,842,765
                                              ============    ============   ============   ============
Diluted earnings (loss) per share..........   $      (0.36)   $       0.07   $       0.27   $       1.35
                                              ============    ============   ============   ============

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.  EARNINGS PER SHARE (CONTINUED)

    On April 8, 2002, ACGL issued 7,475,000 of its common shares and received net proceeds of approximately $179.2 million. In April 2002, 446,608 common shares of ACGL were issued upon the exercise of 1,559,257 Class A warrants on a cashless basis. On June 28, 2002, ACGL issued 875,753 additional Series A convertible preference shares pursuant to a post-closing purchase price adjustment mechanism under the subscription agreement entered into in connection with the capital infusion completed in November 2001. From August to September 2002, an aggregate of 3,748,946 common shares were issued upon the exercise of all 3,842,450 outstanding Class A warrants, which were exercisable for $20.00 per share and were scheduled to expire on September 19, 2002. Of such amounts, 35,839 common shares of ACGL were issued upon the exercise of 129,343 Class A warrants on a cashless basis. The proceeds from the exercise of Class A warrants on a cash basis increased shareholders' equity by approximately
$74.3 million.

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

    For the nine months ended September 30, 2002, the Company's income tax provision resulted in an effective tax rate of 27.6%, excluding the reversal of a $7.4 million valuation allowance on certain of the Company's deferred tax assets during the 2002 second quarter. The Company's remaining valuation allowance is $2.1 million at September 30, 2002. The effective tax rate will fluctuate based on the relative amounts of the Company's U.S.-sourced income and its worldwide income. The valuation allowance reversal was based on the Company's recently completed restructuring of its U.S.-based insurance underwriting operations and its business plan.

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. RELATED PARTY TRANSACTIONS

    During the 2002 third quarter, the Company's board of directors accelerated the vesting terms of certain restricted common shares granted to Robert Clements, Chairman of the board, in connection with the November 2001 capital infusion, and Mr. Clements agreed to repay the outstanding $13.5 million loan previously made to him by the Company on or before November 12, 2002. Mr. Clements was granted 1,689,629 restricted common shares which were initially scheduled to vest in five equal annual amounts commencing on October 23, 2002. The vesting period and the amounts have been changed as follows: 60% of the shares vested on October 23, 2002 and the balance of the shares will vest in two equal annual amounts on October 23, 2003 and October 23, 2004.

    As previously announced, the $13.5 million loan made by the Company to Mr. Clements was used by him to pay income and self employment taxes. Under his retention agreement, Mr. Clements receives additional compensation in cash in an amount sufficient to defray the loan's interest costs. In order to facilitate the repayment of the loan, the Company agreed to repurchase, at Mr. Clements' option, an amount of his shares equal to the principal balance of the loan less any cash payment made by Mr. Clements, for a price per share based on the market price for the common shares as reported on the NASDAQ National Market on the date of sale. In addition, the Company agreed to make gross-up payments to Mr. Clements in the event of certain tax liabilities in connection with the repurchase. Pursuant to such arrangements, Mr. Clements sold 411,744 common shares of ACGL for an aggregate purchase price of $11.5 million. Mr. Clements used all of such sale proceeds and $2.0 million in cash to repay the entire loan balance on November 12, 2002. The Company's book value per diluted share decreased by approximately $0.04 following such share repurchase. During the loan period, Mr. Clements received payments of $638,000 from the Company under his retention agreement, of which $364,000 was used by him to pay interest on the loan.

    In connection with the Company's information technology initiative in 2002, the Company has entered into arrangements with two software companies, which provide document management systems and information and research tools to insurance underwriters, in which Mr. Clements and John Pasquesi, the Vice Chairman of ACGL's board of directors, each own minority ownership interests. The Company will pay fees under such arrangements based on usage. Under one of these agreements, fees payable are subject to a minimum of approximately $575,000 for the two-year period ending July 2004. The Company has made payments of approximately $167,000 under such arrangements through September 30, 2002.

    From January 2002 to November 2002, the Company leased temporary office space from Tri-City Brokerage Inc. (together with its affiliates, "Tri-City"), a company in which Peter Appel, President and Chief Executive Officer of ACGL, Mr. Clements and Distribution Investors, LLC hold ownership interests, for aggregate rental expense of approximately $168,000 through September 30, 2002. In addition, Tri-City, as broker, has placed business with the Company's insurance operations and the Company has incurred commission expenses of approximately $1.0 million under such arrangements through September 30, 2002.

12. SUBSEQUENT EVENTS

    Please refer to Note 11 for information regarding the Company's repurchase of common shares from Robert Clements, Chairman of the Company's board of directors, and the repayment by Mr. Clements of his outstanding loan from the Company in November 2002.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

GENERAL

    THE COMPANY

    We are a Bermuda public limited liability company with over $1.3 billion in equity capital and, through operations in Bermuda and the United States, are positioned to write insurance and reinsurance on a worldwide basis. While we are positioned to provide a full range of property and casualty insurance and reinsurance lines, we are focusing on writing specialty lines of insurance and reinsurance.

    NEW UNDERWRITING INITIATIVE

    In October 2001, we launched an underwriting initiative to meet current and future demand in the global insurance and reinsurance markets that included the recruitment of new insurance and reinsurance management teams and an equity capital infusion of $763.2 million. It is our belief that our existing Bermuda and U.S.-based underwriting platform, our strong management team and our $1.3 billion in capital that is unencumbered by significant exposure to pre-2002 risks have enabled us to establish an immediate presence in an attractive insurance and reinsurance marketplace. In April 2002, we completed an offering of 7,475,000 of our common shares and received net proceeds of $179.2 million and, from August to September 2002, we received proceeds of $74.3 million from the exercise of Class A Warrants by our principal shareholders and certain other investors. The proceeds from the common share offering and warrant exercises were contributed to the surplus of Arch Re Bermuda, our Bermuda-based reinsurance and insurance subsidiary.

    This discussion and analysis contains forward-looking statements which involve inherent risks and uncertainties. All statements other than statements of historical fact are forward-looking statements. These statements are based on our current assessment of risks and uncertainties. Actual results may differ materially from those expressed or implied in these statements. Important factors that could cause actual events or results to differ materially from those indicated in such statements are discussed in this report, including the section entitled "--Cautionary Note Regarding Forward Looking Statements," and the section entitled "Business--Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2001.

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND RECENT ACCOUNTING PRONOUNCEMENTS

    The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities (including reserves), revenues and expenses, and related disclosures of contingent liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, insurance and other reserves, reinsurance recoverables, intangible assets, bad debts, income taxes, contingencies and litigation. We base our estimates on historical experience, where possible, and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and such differences may be material. As a relatively new insurance and reinsurance company, very limited historical information has been reported to us as of September 30, 2002. We believe that the following critical accounting policies require our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

    In establishing the reserves for losses and loss adjustment expenses, we have made various assumptions relating to the pricing of our reinsurance contracts and insurance policies and have also considered available historical industry experience and current industry conditions. Our reserving process reflects that there is a possibility that the assumptions made could prove to be inaccurate due to several factors primarily relating to our start-up nature, including the fact that very limited historical information has been reported to us through September 30, 2002. It is possible that claims in respect of events that have occurred could exceed our reserves and have a material adverse effect on our results of operations in a particular period or our financial condition in general.

    COLLECTION OF INSURANCE-RELATED BALANCES

    We maintain allowances for doubtful accounts for probable losses resulting from our inability to collect premiums or amounts due from reinsurers. We are subject to credit risk with respect to our reinsurance ceded because the ceding of risk to reinsurers does not relieve us of our liability to the clients or companies we insure. If the financial condition of our reinsurers or retrocessionaires were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

    STOCK ISSUED TO EMPLOYEES

    We follow APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for employee stock options in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, under APB No. 25, compensation expense for stock option grants is recognized only to the extent that the fair value of the underlying stock exceeds the exercise price of the option at the measurement date. In addition, under APB No. 25, we do not recognize compensation expense for stock issued to employees under our stock purchase plan. See "Results of Operations--Analysis of 2002 Results--Non Cash Compensation."

    For restricted shares granted, we record deferred compensation equal to the market value of the shares at the measurement date, which is amortized and charged to income as non-cash compensation over the vesting period. These restricted shares are recorded as outstanding upon issuance (regardless of any vesting period). See "Results of Operations--Analysis of 2002 Results--Non-Cash Compensation."

    RECENT ACCOUNTING PRONOUNCEMENTS

    In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which we adopted on January 1, 2002. SFAS No. 144 addresses the accounting and reporting for impairment of long-lived assets to be held and used, as well as long-lived assets to be disposed of. The standard requires that long-lived assets to be held and used will be written down to fair value when they are considered impaired. Long-lived assets to be disposed of are to be carried at the lower of carrying amount or fair value less estimated cost to sell. SFAS No. 144 also broadens the presentation of discontinued operations on the income statement to include a component of an entity (rather than a segment of a business). The adoption of this standard did not have a material effect on our financial position at September 30, 2002 or results of operations for the 2002 third quarter and nine months ended September 30, 2002.

    In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 will be applied prospectively to exit or disposal activities initiated after December 31, 2002 and requires companies to recognize costs associated with exit activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. We are currently evaluating this standard.

RESULTS OF OPERATIONS

    Comparisons of our 2002 and 2001 results of operations to each other and to prior year periods are not relevant due to the changes in our business during 2001 and 2002, including (1) our 2001 acquisition activity, (2) our new underwriting initiatives in insurance and reinsurance and (3) the capital infusions in November 2001 and April 2002. In addition, because of these factors, as well as the other factors described in this report, including those noted below under the caption "--Cautionary Note Regarding Forward-Looking Statements" and in the section entitled "Business--Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2001, our historical financial results do not provide you with a meaningful expectation of our future results.

    The following table presents the after-tax components of net income for the 2002 third quarter and nine months ended September 30, 2002 and 2001. Certain prior period information has been reclassified to conform to the current presentation.

                                                       (UNAUDITED)                   (UNAUDITED)
                                                    THREE MONTHS ENDED            NINE MONTHS ENDED
                                                      SEPTEMBER 30,                 SEPTEMBER 30,
SUMMARY OF RESULTS                            -------------------------------   ---------------------------
(in thousands except per share data)              2002               2001           2002          2001
                                              ------------       ------------   ------------   ------------
Components of Net Income (Loss):
  Operating income.........................   $     22,452       $        787   $     46,334   $      5,422
  Net realized investment gains (losses)...           (732)              (299)        (1,505)        11,538
  Net foreign exchange gains (losses)......           (726)                --          2,518             --
  Equity in net income of investees........            200                674          1,384          1,172
  Reversal of deferred tax asset valuation
  allowance................................             --                 --          7,421             --
  Non-cash compensation....................        (28,915)              (270)       (40,681)          (847)
                                              ------------       ------------   ------------   ------------
  Net income (loss)........................   $     (7,721)      $        892   $     15,471   $     17,285
                                              ============       ============   ============   ============

Diluted Per Share Results:
  Operating income.........................   $       1.04  (1)  $       0.06   $       0.82   $       0.42
  Net realized investment gains (losses)...          (0.03) (1)         (0.02)         (0.03)          0.90
  Net foreign exchange gains (losses)......          (0.03) (1)            --           0.04             --
  Equity in net income of investees........           0.01  (1)          0.05           0.02           0.09
  Reversal of deferred tax asset valuation
  allowance................................             --                 --           0.13             --
  Non-cash compensation....................          (1.35) (1)         (0.02)         (0.71)         (0.06)
                                              ------------       ------------   ------------   ------------
  Net income (loss)........................   $      (0.36) (1)  $       0.07   $       0.27   $       1.35
                                              ============       ============   ============   ============

Diluted average shares outstanding ........     21,497,224  (1)    12,897,846     57,200,973     12,842,765

(1) Due to the net loss for the 2002 third quarter, diluted average shares outstanding for the 2002 third quarter do not include 39,304,796 shares of dilutive securities since the inclusion of such securities would be anti-dilutive. If such dilutive securities were included, operating income would have been $0.37 per share for the 2002 third quarter. Since we reported net income for the nine months ended September 30, 2002, the computation of diluted average shares outstanding includes dilutive securities for such year-to-date period.

    The increase in diluted average shares outstanding from 2001 to 2002 was primarily due to the issuance of convertible preference shares and Class A warrants in connection with our capital infusion in November 2001 and the issuance of 7,475,000 common shares in connection with an offering completed by us in April 2002. Pursuant to a post-closing purchase price adjustment mechanism under the subscription agreement entered into in connection with the capital infusion in November 2001 (the "Subscription Agreement"), we issued 875,753 additional Series A convertible preference shares on June 28, 2002. From
August to September 2002, we issued 3,748,946 common shares in connection with the exercise of all outstanding Class A warrants.

    Under SFAS No. 128, "Earnings Per Share," upon the satisfaction of all the conditions necessary for the issuance of contingent shares, such shares are required to be included in the denominator of the diluted earnings per share calculation as of the beginning of the interim period in which the conditions are satisfied. If the contingency provisions with respect to our contingently issuable common shares described below under the caption "--Potential Adjustments to Book Value Per Share" had been met as of January 1, 2002, pro forma diluted weighted average shares outstanding for the nine months ended September 30, 2002 would have been 60,645,624 shares and pro forma diluted net income per share for the nine months ended September 30, 2002 would have been $0.26. Under SFAS No. 128, once such shares have been issued following the satisfaction of such conditions, those shares are required to be included in the computation of basic earnings per share.

    After-tax operating income is defined as net income or loss, excluding net realized investment gains or losses, non-cash compensation charges, foreign exchange gains or losses and equity in net income or loss of investees. As set forth in the above table, after-tax operating income was $22.5 million for the 2002 third quarter and $46.3 million for the nine months ended September 30, 2002. The net loss for the 2002 third quarter was $7.7 million and we had net income of $15.5 million for the nine months ended September 30, 2002. Operating income for the 2002 third quarter and nine months ended September 30, 2002 reflect the underwriting results of our reinsurance and insurance segments, as discussed below.

    ANALYSIS OF 2002 RESULTS

    The following table sets forth an analysis of our operating income, together with a reconciliation of operating income to net income or loss for the 2002 third quarter and nine months ended September 30, 2002.

                                                                     (UNAUDITED)            (UNAUDITED)
                                                                     THREE MONTHS           NINE MONTHS
                                                                         ENDED                  ENDED
 OPERATING INFORMATION                                               SEPTEMBER 30,          SEPTEMBER 30,
 (in thousands)                                                          2002                   2002
                                                                  ------------------     ------------------
 Net premiums written.........................................    $          318,684     $          822,420
                                                                  ==================     ==================

 Net premiums earned..........................................    $          183,979     $          364,965
 Fee income...................................................                 2,570                  6,505
 Losses and loss adjustment expenses..........................              (120,120)              (250,964)
 Acquisition expenses.........................................               (39,027)               (64,092)
 Operating expenses...........................................               (15,011)               (33,234)
                                                                  ------------------     ------------------
 GAAP underwriting income.....................................    $           12,391     $           23,180

 Net investment income........................................                14,869                 35,647
 Other fee income.............................................                   767                  4,537
 Other expenses...............................................                (4,451)               (14,406)
                                                                  ------------------     ------------------
 Pre-tax operating income.....................................                23,576                 48,958
 Income tax expense...........................................                (1,124)                (2,624)
                                                                  ------------------     ------------------
 Operating income, net of tax.................................                22,452                 46,334

 Net realized losses on investments, net of tax...............                  (732)                (1,505)
 Net foreign exchange gains (losses), net of tax..............                  (726)                 2,518
 Equity in net income of investees, net of tax................                   200                  1,384
 Reversal of deferred tax asset valuation allowance...........                    --                  7,421
 Non-cash compensation, net of tax............................               (28,915)               (40,681)
                                                                  ------------------     ------------------
 NET INCOME (LOSS)............................................    $           (7,721)    $           15,471
                                                                  ==================     ==================

                                                                     (UNAUDITED)            (UNAUDITED)
                                                                     THREE MONTHS           NINE MONTHS
                                                                         ENDED                  ENDED
 OPERATING INFORMATION                                               SEPTEMBER 30,          SEPTEMBER 30,
 (in thousands)                                                          2002                   2002
                                                                  ------------------     ------------------
 STATUTORY BASIS(1)
 Loss ratio...................................................                  65.3%                  68.8%
 Acquisition expense ratio(2)................................                   21.4%                  16.4%
 Other operating expense ratio................................                   8.3%                   6.7%
                                                                  ------------------     ------------------
 Combined ratio...............................................                  95.0%                  91.9%
                                                                  ==================     ==================

 GAAP BASIS(1)
 Loss ratio..................................................                   65.3%                  68.8%
 Acquisition expense ratio(2)...............................                    19.8%                  15.7%
 Other operating expense ratio...............................                    8.2%                   9.1%
                                                                  ------------------     ------------------
 Combined ratio..............................................                   93.3%                  93.6%
                                                                  ==================     ==================

(1) The loss ratios for statutory and GAAP are based on earned premiums. The statutory expense ratios are based on net premiums written, while the GAAP expense ratios are based on net premiums earned.

(2) The acquisition expense ratio is adjusted to include certain policy-related fee income.

    GROSS PREMIUMS WRITTEN

    Gross premiums written for the 2002 third quarter were $406.9 million, of which 52.9% were attributable to our reinsurance operations and 47.1% were attributable to our insurance operations. For the nine months ended September 30, 2002, gross premiums written were $965.3 million, of which 68.4% were attributable to our reinsurance operations and 31.6% were attributable to our insurance operations.

    NET PREMIUMS WRITTEN

    Net premiums written for the 2002 third quarter were $318.7 million, of which our reinsurance and insurance operations contributed net premiums written of $204.5 million and $114.2 million, respectively. For the nine months ended September 30, 2002, net premiums written were $822.4 million, of which our reinsurance and insurance operations contributed net premiums written of $646.0 million and $176.4 million, respectively.

    UNDERWRITING RESULTS

    Underwriting income for our operating segments, on a GAAP basis, was $12.4 million and $23.2 million for the 2002 third quarter and nine months ended September 30, 2002, respectively. The combined ratio of our operating units, on a GAAP basis, was 93.3% for the 2002 third quarter and 93.6% for the nine months ended September 30, 2002. The combined ratio represents a measure of underwriting profitability, excluding investment income, and is the sum of the loss ratio and underwriting expense ratios. A combined ratio under 100% represents an underwriting profit and over 100% represents an underwriting loss. The loss ratio of our operating units was 65.3% for the 2002 third quarter and 68.8% for the nine months ended September 30, 2002. A significant portion of the loss ratio is comprised of reserves. The paid loss ratio was 19.3% and 18.6% for the 2002 third quarter and nine months ended September 30, 2002, respectively. Excluding our non-standard auto business, the paid loss ratio was 12.7% and 10.9% for the 2002 third quarter and nine months ended September 30, 2002, respectively.

    For a further discussion of the underwriting results of our operating units, see "Segment Information" below.

    NET INVESTMENT INCOME

    The increase in net investment income was due to the significant increase in our invested assets resulting from (i) the capital infusion completed in November 2001, (ii) cash flow from operations and (iii) the proceeds received from the public offering of our common shares in April 2002. The pre-tax investment yield on our fixed income securities for the 2002 third quarter and nine months ended September 30, 2002 was approximately 4.2%.

    OTHER EXPENSES AND OTHER FEE INCOME

    Other expenses represent certain holding company and infrastructure costs necessary to support our growing worldwide reinsurance and insurance operations and also includes expenses incurred in our non-underwriting operations. Other fee income represents revenues provided by our non-underwriting operations.

    NET REALIZED GAINS OR LOSSES ON INVESTMENTS

    For the three and nine month periods ended September 30, 2002 and 2001, our sources of net realized investment gains (losses) were as follows:

                                                         (UNAUDITED)                   (UNAUDITED)
                                                     THREE MONTHS ENDED             NINE MONTHS ENDED
                                                        SEPTEMBER 30,                 SEPTEMBER 30,
                                                ----------------------------   ---------------------------
 (in thousands)                                    2002             2001          2002            2001
                                                -----------      -----------   -----------     -----------
 Fixed maturities.........................      $      (497)     $      (190)  $    (4,974)    $    (2,297)
 Privately held securities................             (339)              --         5,877            (250)
 Publicly traded equity securities........               --               --          (728)         20,966
                                                -----------      -----------   -----------     -----------
 Total....................................      $      (836)     $      (190)  $       175     $    18,419
                                                ===========      ===========   ===========     ===========

    The net realized gain of $5.9 million for the nine months ended September 30, 2002 on our privately held securities resulted primarily from the disposition of our investment in The ARC Group, LLC in April 2002 and the sale of certain underlying holdings included in our Trident II, L.P. interest. The net realized loss of $5.0 million for the nine months ended September 30, 2002 on our fixed maturity portfolio resulted from the sale of certain securities to reduce credit exposure, and sales related to rebalancing the portfolio which is managed on a total return basis.

    NET FOREIGN EXCHANGE GAINS OR LOSSES

    In the 2002 third quarter, net foreign exchange losses of $0.7 million consisted of an unrealized loss of $2.3 million and realized gains of $1.6 million. Net foreign exchange gains for the nine months ended September 30, 2002 of $2.5 million consisted of an unrealized gain of $0.9 million and realized gains of $1.6 million. The net unrealized gain resulted from the translation of foreign denominated monetary assets and liabilities at September 30, 2002 as required by GAAP. Foreign exchange gains and losses vary with fluctuations in currency rates. As such, these gains and losses could add significant volatility to our net income in future periods.

    EQUITY IN NET INCOME OF INVESTEES

    At September 30, 2002, we held seven investments in privately held securities, of which one investment is held at no value. Four of our privately held securities are accounted for under the equity method of accounting. Under the equity method, we record a proportionate share of the net income or loss based on our ownership percentage. Of the $1.8 million of pre-tax equity in net income of investees for the nine months ended September 30, 2002, approximately $0.6 million was generated from our investment in ARC, which was sold in April 2002. See note 8 under the caption "Investment Information" of the notes accompanying our consolidated financial statements.

    NON-CASH COMPENSATION

    During 2001 and 2002, we made certain grants (primarily of restricted shares) to new employees and the chairman of our board of directors under our stock incentive plans and other arrangements. These grants were made primarily in connection with our new underwriting initiative and resulted in an after-tax provision for non-cash compensation of $28.9 million and $40.7 million, respectively, for the three and nine month periods ended September 30, 2002.

    During the 2002 third quarter, our board of directors accelerated the vesting terms of certain restricted common shares granted to Robert Clements, Chairman of the board, in connection with the November 2001 capital infusion, and Mr. Clements agreed to repay the outstanding $13.5 million loan previously made to him by us on or before November 12, 2002. Mr. Clements was granted 1,689,629 restricted common shares which were initially scheduled to vest in five equal annual amounts commencing on October 23, 2002. The vesting period and the amounts have been changed as follows: 60% of the shares vested on October 23, 2002 and the balance of the shares will vest in two equal annual amounts on October 23, 2003 and October 23, 2004.

    Non-cash compensation expense recorded for the 2002 third quarter included approximately $26.8 million related to Mr. Clements' award. Such amount includes $12.0 million related to the immediate expensing of a portion of the award's value, $9.8 million arising from the acceleration of the vesting terms and $5.0 million of amortization of the unearned portion of the award. Approximately $12.1 million of non-cash compensation related to the award will be recorded over the balance of the vesting period, as follows: $4.1 million in the 2002 fourth quarter, $5.9 million in calendar year 2003 and $2.1 million in calendar year 2004. The accelerated recognition had no impact on our operating income or shareholders' equity and will also have the effect of reducing non-cash compensation expense in future periods.

    As previously announced, the $13.5 million loan made by us to Mr. Clements was used by him to pay income and self employment taxes. Under his retention agreement, Mr. Clements receives additional compensation in cash in an amount sufficient to defray the loan's interest costs. In order to facilitate the repayment of the loan, we agreed to repurchase, at Mr. Clements' option, an amount of his shares equal to the principal balance of the loan less any cash payment made by Mr. Clements, for a price per share based on the market price for the common shares as reported on the NASDAQ National Market on the date of sale. In addition, we agreed to make gross-up payments to Mr. Clements in the event of certain tax liabilities in connection with the repurchase. Pursuant to such arrangements, Mr. Clements sold 411,744 common shares of Arch Capital Group Ltd. ("ACGL") for an aggregate purchase price of $11.5 million. Mr. Clements used all of such sale proceeds and $2.0 million in cash to repay the entire loan balance on November 12, 2002. Our book value per diluted share decreased by approximately $0.04 following such share repurchase. During the loan period, Mr. Clements received payments of $638,000 from us under his retention agreement, of which $364,000 was used by him to pay interest on the loan. The extinguishment of the loan will result in approximately $2.1 million in total expense savings to us through April 2007 related to compensation Mr. Clements would have received to defray the loan's interest costs.

    As provided under SFAS No. 123, we have elected to continue to account for stock-based compensation in accordance with APB No. 25. If we had elected to expense employee stock options under the fair value method of SFAS No. 123, our basic net income per share for the nine months ended September 30, 2002 would have been reduced by $0.71 and our diluted net income per share would have been reduced by $0.23.

    INCOME TAXES

    For the nine months ended September 30, 2002, our income tax provision resulted in an effective tax rate of 27.6%, excluding the reversal of the $7.4 million valuation allowance. Our remaining valuation allowance at September 30, 2002 is $2.1 million. Our effective tax rate will fluctuate based on the relative amounts of our U.S.-sourced income and our worldwide income. The effective tax rate on our net operating income for the nine months ended September 30, 2002 was 5.4%, which was lower than our overall effective tax rate due to the relative amounts of our U.S.-sourced income and our worldwide income. See note 10 under the caption "Income Taxes" of the notes accompanying our consolidated financial statements. During the 2002 second quarter, we reversed a $7.4 million valuation allowance on certain of our deferred tax assets. The valuation allowance reversal was based on our recently completed restructuring of our U.S.-based insurance underwriting operations and our business plan.

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

    SEGMENT INFORMATION

    We classify our businesses into two underwriting segments, reinsurance and insurance. For a description of our underwriting segments, please refer to note 6 under the caption "Segment Information" of the notes accompanying our consolidated financial statements. Segment performance is evaluated based on underwriting income or loss.

    REINSURANCE SEGMENT

    UNDERWRITING RESULTS. The following table sets forth an analysis of the underwriting results for the reinsurance segment for the 2002 third quarter and nine months ended September 30, 2002.

                                                                      (UNAUDITED)            (UNAUDITED)
                                                                      THREE MONTHS           NINE MONTHS
                                                                          ENDED                 ENDED
                                                                      SEPTEMBER 30,          SEPTEMBER 30,
 OPERATING INFORMATION (in thousands)                                     2002                   2002
                                                                   ------------------     ------------------
 Net premiums written.........................................     $          204,530     $          646,010
 Net premiums earned..........................................                143,497                295,360
 Losses and loss adjustment expenses..........................                (90,216)              (198,221)
 Acquisition expenses.........................................                (36,212)               (59,699)
 Operating expenses...........................................                 (4,108)               (10,241)
                                                                   ------------------     ------------------
 GAAP underwriting income.....................................     $           12,961     $           27,199
                                                                   ==================     ==================

 STATUTORY BASIS(1)
 Loss ratio...................................................                   62.9%                  67.1%
 Acquisition expense ratio....................................                   30.2%                  20.1%
 Other operating expense ratio................................                    4.0%                   3.2%
                                                                   ------------------     ------------------
 Combined ratio...............................................                   97.1%                  90.4%
                                                                   ==================     ==================

 GAAP BASIS(1)
 Loss ratio..................................................                    62.9%                  67.1%
 Acquisition expense ratio...................................                    25.2%                  20.2%
 Other operating expense ratio...............................                     2.9%                   3.5%
                                                                   ------------------     ------------------
 Combined ratio..............................................                    91.0%                  90.8%
                                                                   ==================     ==================

(1) The loss ratios for statutory and GAAP are based on earned premiums. The statutory expense ratios are based on net premiums written, while the GAAP expense ratios are based on net premiums earned.

    UNDERWRITING INCOME. On a GAAP basis, the reinsurance segment generated underwriting income of $13.0 million and $27.2 million for the 2002 third quarter and nine months ended September 30, 2002, respectively. The combined ratio of the reinsurance segment, on a GAAP basis, was 91.0% and 90.8% for the 2002 third quarter and nine months ended September 30, 2002, respectively. The components of underwriting income are discussed below.

    NET PREMIUMS WRITTEN. For the 2002 third quarter, 64.2% of net premiums written for our reinsurance operations were generated from pro rata contracts and 35.8% were derived from excess of loss treaties. For the nine months ended September 30, 2002, 50.2% of net premiums written were generated from pro rata contracts and 49.8% were derived from excess of loss treaties. Of net premiums earned recorded for the 2002 third quarter, 46.5% were generated from pro rata contracts and 53.5% were derived from excess of loss treaties. For the nine months ended September 30, 2002, 40.9% of net premiums earned were generated from pro rata contracts and 59.1% were derived from excess of loss treaties.

    During the period from January 1 to October 31, 2002, our reinsurance subsidiaries entered into reinsurance treaties and other reinsurance arrangements that are expected to provide approximately $1.1 billion of annualized net reinsurance premiums, a substantial portion of which will be recorded in calendar year 2002. Approximately 68% of the annualized premiums written were generated from pro rata contracts and 32% were derived from excess of loss treaties. The quarterly and year-to-date net premiums written differs from the annualized net reinsurance premiums due to the timing of recording premiums for contracts written on a pro rata and excess of loss basis.

    We are currently retaining substantially all of our reinsurance premiums written. We participate in "common account" retrocessional arrangements for certain treaties. Such arrangements reduce the effect of individual or aggregate losses to all companies participating on such treaties, including the reinsurer, such as us, and the ceding company.

    For information regarding net premiums written produced by geographic location and by line of business for the reinsurance segment for the 2002 third quarter and nine months ended September 30, 2002, refer to note 6 under the caption "Segment Information" of the notes accompanying our consolidated financial statements.

    NET PREMIUMS EARNED. Reinsurance premiums written are recognized as earned on a pro rata basis over the terms of the related reinsurance contracts. Unearned premiums represent the portion of premiums written which is applicable to the unexpired terms of policies in force. When a company is growing rapidly, there will be a significant difference between written and earned premiums. For the 2002 third quarter and nine months ended September 30, 2002, approximately 70% and 46% of the reinsurance segment net premiums written were earned, respectively.

    LOSSES AND LOSS ADJUSTMENT EXPENSES. Losses and loss adjustment expenses incurred for the 2002 third quarter and nine months ended September 30, 2002 were 62.9% and 67.1%, respectively, of net premiums earned. Through September 30, 2002, actual loss experience, with respect to classes of business that are primarily exposed to severe catastrophic activity, was better than anticipated. The reserves for such classes of business established at September 30, 2002 reflect expected claim activity that is lower than the June 30, 2002 level. We are continuing to review our experience on business exposed to severe catastrophic activity and, based on such review, we may further adjust the expected loss ratios for this type of business at December 31, 2002, as well as in future periods. In addition, as described in "--Underwriting Expenses" below, reserves on certain non-traditional contracts were reduced in the 2002 third quarter and acquisition expenses were increased by an equivalent amount. For a discussion of the reserves for losses and loss adjustment expenses, please refer to the section above entitled "General--Critical Accounting Policies, Estimates and Recent Accounting Pronouncements--Reserves for Losses and Loss Adjustment Expenses."

    UNDERWRITING EXPENSES. For the 2002 third quarter and nine months ended September 30, 2002, acquisition expenses were 25.2% and 20.2%, respectively, of net premiums earned. The acquisition expense ratio for the 2002 third quarter was higher than the nine months ended September 30, 2002 due to three factors:
(1) based on the lack of claims activity on certain non-traditional contracts during the nine months ended September 30, 2002, we accrued profit commissions which increased acquisition expenses and reduced incurred losses by an equivalent amount, (2) an increase in the percentage of pro rata business earned during the 2002 third quarter, which is typically written at higher expense ratios and lower loss ratios than excess of loss business; and (3) the effect of a $2.5 million payment to terminate a non-competition covenant, as described in note 5 under the caption "Contingencies Related to the Sale of Prior Reinsurance Operation" of the notes accompanying our consolidated financial statements. For the 2002 third quarter and nine months ended September 30, 2002, other operating expenses were 2.9% and 3.5%, respectively, of net premiums earned. The lower ratio for the 2002 third quarter was partially due to the significant growth rate in net premiums earned and the fact that we are deferring only a portion of underwriting expenses.

    INSURANCE SEGMENT

    UNDERWRITING RESULTS. The following table sets forth an analysis of the underwriting results for the insurance segment for the 2002 third quarter and nine months ended September 30, 2002.

                                                                     (UNAUDITED)            (UNAUDITED)
                                                                     THREE MONTHS           NINE MONTHS
                                                                        ENDED                  ENDED
                                                                     SEPTEMBER 30,          SEPTEMBER 30,
 OPERATING INFORMATION (in thousands)                                   2002                   2002
                                                                  -------------------    ------------------
 Net premiums written.........................................    $           114,154    $          176,410
 Net premiums earned..........................................                 40,482                69,605
 Fee income...................................................                  2,570                 6,505
 Losses and loss adjustment expenses..........................                (29,904)              (52,743)
 Acquisition expenses.........................................                 (2,815)               (4,393)
 Operating expenses...........................................                (10,903)              (22,993)
                                                                  -------------------    ------------------
 GAAP underwriting loss.......................................    $              (570)   $           (4,019)
                                                                  ===================    ==================

 STATUTORY BASIS(1)
 Loss ratio...................................................                   73.9%                 75.8%
 Acquisition expense ratio(2).................................                    5.7%                  2.6%
 Other operating expense ratio................................                   15.7%                 19.8%
                                                                  -------------------    ------------------
 Combined ratio...............................................                   95.3%                 98.2%
                                                                  ===================    ==================

 GAAP BASIS(1)
 Loss ratio...................................................                   73.9%                 75.8%
 Acquisition expense ratio(2).................................                    0.6%                 (3.0%)
 Other operating expense ratio................................                   26.9%                 33.0%
                                                                  -------------------    ------------------
 Combined ratio...............................................                  101.4%                105.8%
                                                                  ===================    ==================

(1) The loss ratios for statutory and GAAP are based on earned premiums. The statutory expense ratios are based on net premiums written, while the GAAP expense ratios are based on net premiums earned.

(2) The acquisition expense ratio is adjusted to include certain policy-related fee income.


    UNDERWRITING INCOME (LOSS). On a GAAP basis, the insurance segment generated an underwriting loss of $0.6 million and $4.0 million for the 2002 third quarter and nine months ended September 30, 2002, respectively. The combined ratio of the insurance segment, on a GAAP basis, was 101.4% and 105.8% for the 2002 third quarter and nine months ended September 30, 2002, respectively. On a statutory basis, the combined ratio was 95.3% and 98.2% for the 2002 third quarter and nine months ended September 30, 2002, respectively. The components of underwriting income are discussed below.

    NET PREMIUMS WRITTEN. Our insurance segment increased production in a number of specialty lines in the 2002 third quarter and commenced writing healthcare business in the 2002 third quarter. We expect that premiums written in the insurance segment will increase in the 2002 fourth quarter compared to the 2002 third quarter as we continue to expand in our new areas of focus.

    For information regarding net premiums written produced by geographic location and by line of business for the insurance segment for the 2002 third quarter and nine months ended September 30, 2002, refer to note 6 under the caption "Segment Information" of the notes accompanying our consolidated financial statements.

    NET PREMIUMS EARNED. Insurance premiums written are recognized as earned in accordance with the terms of the underlying policies. Unearned premiums represent the portion of premiums written which is applicable to the unexpired terms of policies in force. For the 2002 third quarter and nine months ended September 30, 2002, approximately 35% and 39% of the insurance segment net premiums written were earned, respectively.

    LOSSES AND LOSS ADJUSTMENT EXPENSES. Losses and loss adjustment expenses incurred for the 2002 third quarter and nine months ended September 30, 2002 were 73.9% and 75.8%, respectively, of net premiums earned. Losses and loss adjustment expenses incurred included an increase in reserves of approximately $2.4 million in the 2002 third quarter as a result of a preliminary actuarial review of business written by us prior to the new underwriting initiative. For a discussion of the reserves for losses and loss adjustment expenses, please refer to the section above entitled "General--Critical Accounting Policies, Estimates and Recent Accounting Pronouncements--Reserves for Losses and Loss Adjustment Expenses."

    UNDERWRITING EXPENSES. The acquisition expense ratio, which reflects the benefit of commission income on business ceded to reinsurers and is calculated net of certain policy-related fee income earned primarily by American Independent, was 0.6% and (3.0%) for the 2002 third quarter and nine months ended September 30, 2002, respectively. Excluding such fee income, the acquisition expense ratio for the 2002 third quarter and nine months ended September 30, 2002 was 7.0% and 6.3%, respectively. For the 2002 third quarter and nine months ended September 30, 2002, other operating expenses were 26.9% and 33.0%, respectively, of net premiums earned. We expect that operating expenses will increase in the 2002 fourth quarter compared to the 2002 third quarter as we continue to develop and expand our insurance operations.

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

    The ability of our regulated insurance and reinsurance subsidiaries to pay dividends or make distributions is dependent on their ability to meet applicable regulatory standards. Arch Reinsurance Ltd. ("Arch Re Bermuda") is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year's statutory balance sheet) unless it files, at least seven days before payment of such dividends, with the Bermuda Monetary Authority an affidavit stating that it will continue to meet the required margins. In addition, Arch Re Bermuda is prohibited, without prior approval of the Bermuda Monetary Authority, from reducing by 15% or more its total statutory capital, as set out in its previous year's financial statements. At December 31, 2001 and September 30, 2002, Arch Re Bermuda had statutory capital and surplus (as determined under Bermuda law) of $508 million and $637 million, respectively. As of December 31, 2001, our U.S. insurance and reinsurance subsidiaries may not pay any significant dividends or distributions during 2002 without prior regulatory approval. In addition, the ability of our insurance and reinsurance subsidiaries to pay dividends could be constrained by our dependence on financial strength ratings from independent rating agencies. Our ratings from these agencies depend to a large extent on the capitalization levels of our insurance and reinsurance subsidiaries.

    ACGL, through its subsidiaries, provides financial support to certain of its insurance subsidiaries and affiliates, through certain reinsurance arrangements essential to the ratings of such subsidiaries. Except as described in the preceding sentence, or where express reinsurance, guarantee or other financial support contractual arrangements are in place, each of ACGL's subsidiaries or affiliates is solely responsible for its own liabilities and commitments (and no other ACGL subsidiary or affiliate is so responsible). Any reinsurance arrangements, guarantees or other financial support contractual arrangements that are in place are solely for the benefit of the ACGL subsidiary or affiliate involved and third parties (creditors or insureds of such entity) are not express beneficiaries of such arrangements.

    On a consolidated basis, our aggregate invested assets, including cash and short-term investments, totaled $1.6 billion and $1.0 billion at September 30, 2002 and December 31, 2001, respectively. As of September 30, 2002, ACGL's readily available cash, short-term investments and marketable securities, excluding amounts held by our regulated insurance and reinsurance subsidiaries, totaled $108.6 million. Such amount consisted of $67.9 million of cash and short-term investments and $40.7 million of fixed maturity investments. In October 2002, ACGL contributed $74.3 million of such amount to Arch Re Bermuda.

    Cash flow from operating activities on a consolidated basis are provided by premiums collected, fee income, investment income and collected reinsurance recoverables, offset by losses and loss adjustment expense payments, reinsurance premiums payable and operating costs. Consolidated cash flow provided by operating activities for the nine months ended September 30, 2002 and 2001 was approximately $342.2 million and $3.7 million, respectively.

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

    From August to September 2002, an aggregate of 3,748,946 common shares were issued upon the exercise of all 3,842,450 outstanding Class A warrants, which were exercisable for $20.00 per share and were scheduled to expire on September 19, 2002. The proceeds from the exercise of Class A warrants on a cash basis increased shareholders' equity by approximately $74.3 million. As described above, in October 2002, ACGL contributed such proceeds to Arch Re Bermuda.

    At September 30, 2002 and December 31, 2001, our consolidated shareholders' equity was $1.37 billion and $1.02 billion, respectively. The increase in consolidated shareholders' equity was primarily attributable to the effects of
(1) the proceeds from the issuance of common shares in the stock offering in April 2002, (2) the proceeds from the exercise of Class A warrants in August and September 2002, (3) operating income for the nine months ended
September 30, 2002, and (4) an increase in unrealized appreciation of investments.

CERTAIN MATTERS WHICH MAY MATERIALLY AFFECT OUR RESULTS OF OPERATIONS AND/OR FINANCIAL CONDITION

    RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

    We establish reserves for losses and loss adjustment expenses which represent estimates involving actuarial and statistical projections, at a given point in time, of our expectations of the ultimate settlement and administration costs of losses incurred. We utilize actuarial models as well as available historical insurance industry loss development patterns to assist in the establishment of appropriate loss reserves. Actual losses and loss adjustment expenses paid may deviate, perhaps substantially, from the reserve estimates reflected in our financial statements. See the section above entitled "General--Critical Accounting Policies, Estimates and Recent Accounting Pronouncements--Reserves for Losses and Loss Adjustment Expenses."

    REINSURANCE PROTECTION AND RECOVERABLES

    For purposes of limiting our risk of loss, we reinsure a portion of our exposures, paying to reinsurers a part of the premiums received on the policies we write, and we may also use retrocessional protection. For the three and nine month periods ended September 30, 2002, ceded premiums written represented approximately 21.7% and 14.8%, respectively, of gross written premium. In 2002, we are retaining a greater amount of our insurance premiums written as compared to 2001 as a result of the new underwriting initiative and our improved financial position.

    The availability and cost of reinsurance and retrocessional protection is subject to market conditions, which are beyond our control. Currently, the market for these arrangements is experiencing high demand for various products and it is not certain that we will be able to obtain adequate protection at cost effective levels. As a result of such market conditions and other factors, we may not be able to successfully alleviate risk through reinsurance and retrocessional arrangements. Further, we are subject to credit risk with respect to our reinsurance and retrocessions because the ceding of risk to reinsurers and retrocessionaires does not relieve us of our liability to the clients or companies we insure or reinsure. Our failure to establish adequate reinsurance or retrocessional arrangements or the failure of our existing reinsurance or retrocessional arrangements to protect us from overly concentrated risk exposure could adversely affect our financial condition and results of operations.

    We monitor the financial condition of our reinsurers and attempt to place coverages only with substantial, financially sound carriers. At September 30, 2002, approximately 88% of our reinsurance recoverables were due from carriers which had an A.M. Best rating of "A-" or better. We had no amounts recoverable from a single entity or group of entities that exceeded 5% of our total shareholders' equity. At September 30, 2002, amounts due from the following reinsurers represented approximately 44% of our reinsurance recoverables (with A.M. Best ratings in parentheses): Hartford Fire Insurance Company ("A+"); GMAC Insurance Group ("A+"); Swiss Re America Group ("A++"); Folksamerica Reinsurance Company ("A-"); Odyssey Reinsurance Corporation ("A"); GE Reinsurance Corporation ("A+"); Pennsylvania Lumbermens Mutual Insurance Company ("A-"); and PMA Capital Insurance Company ("A"). We also have reinsurance recoverables from Lloyd's of London syndicates (group rating of "A-") aggregating approximately 13% of our total. In addition, in connection with our acquisition of Arch Specialty in February 2002, the seller, Sentry Insurance a Mutual Company, which has an A.M. Best rating of "A+" (Superior), agreed to reinsure or otherwise assume all liabilities arising out of Arch Specialty's business prior to the closing of the acquisition. The amount of recoverables from Sentry under such arrangements represents approximately 21% of our total recoverables.

    NATURAL AND MAN-MADE CATASTROPHIC EVENTS

    We have large aggregate exposures to natural and man-made catastrophic events. Catastrophes can be caused by various events, including, but not limited to, hurricanes, floods, windstorms, earthquakes, hailstorms, explosions, severe winter weather and fires, and we may have losses which may result from acts of war or acts of terrorism and political instability. Catastrophes can also cause losses in non-property lines of business such as workers' compensation or general liability. In addition to the nature of property business, we believe that economic and geographic trends affecting insured property, including inflation, property value appreciation and geographic concentration tend to generally increase the size of losses from catastrophic events over time. Therefore, claims for natural and man-made catastrophic events could expose us to large losses and cause substantial volatility in our results of operations, which could cause the value of our common shares to fluctuate widely.

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

    FOREIGN CURRENCY EXCHANGE RATE FLUCTUATION

    We write business on a worldwide basis, and our results of operations may be affected by fluctuations in the value of currencies other than the U.S. dollar. Changes in foreign currency exchange rates can reduce our revenues and increase our liabilities and costs, as measured in the U.S. dollar as our functional currency. We have not attempted and currently do not expect to attempt to reduce our exposure to these exchange rate risks by using hedging transactions. We may therefore suffer losses solely as a result of exchange rate fluctuations.

    MANAGEMENT AND OPERATIONS

    As a relatively new insurance and reinsurance company, our success will depend on our ability to integrate new management and operating personnel and to establish and maintain operating procedures and internal controls (including the timely and successful implementation of our information technology initiatives) to effectively support our business and our regulatory and reporting requirements, and no assurances can be given as to the success of these endeavors.

    SHAREHOLDERS AGREEMENT

    In addition, the Warburg Pincus funds and the Hellman & Friedman funds together control a majority of our voting power on a fully-diluted basis and have the right to nominate a majority of directors to our board under the shareholders agreement entered into in connection with the November 2001 capital infusion. The shareholders agreement also provides that we cannot engage in certain transactions, including mergers and acquisitions and transactions in excess of certain amounts, without the consent of a designee of the Warburg Pincus funds and a designee of the Hellman & Friedman funds. These provisions could have an effect on the operation of our business and, to the extent these provisions discourage takeover attempts, they could deprive our shareholders of opportunities to realize takeover premiums for their shares or could depress the market price of our common shares. By reason of their ownership and the shareholders agreement, the Warburg Pincus funds and the Hellman & Friedman funds are able to strongly influence or effectively control actions to be taken by us. The interests of these shareholders may differ materially from the interests of the holders of our common shares, and these shareholders could take actions that are not in the interests of the holders of our common shares.

    CONTINGENCIES RELATING TO THE SALE OF PRIOR REINSURANCE OPERATIONS

    See note 5 under the caption "Contingencies Relating to the Sale of Prior Reinsurance Operations" of the notes accompanying our consolidated financial statements.

RESTRUCTURING OF U.S.-BASED INSURANCE OPERATIONS

    In April 2002, we completed a restructuring of our U.S. insurance subsidiaries after receiving all applicable regulatory approvals. As a result of the restructuring, the statutory capital of Arch Reinsurance Company ("Arch Re U.S.") was increased to approximately $350 million (as determined under U.S. statutory accounting policies) and Arch Re U.S. has become the parent of our U.S.-based insurance group. The names of our U.S.-based insurers were changed as follows: First American Insurance Company was renamed Arch Insurance Company ("Arch Insurance"); Rock River Insurance Company was renamed Arch Specialty Insurance Company ("Arch Specialty"); and Cross River Insurance Company was renamed Arch Excess & Surplus Insurance Company ("Arch E&S"). The name changes have been approved by the companies' respective states of domicile; however, the name change approvals have not yet been obtained from all the other states.

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

    Financial strength and claims paying ratings from third party rating agencies are instrumental in establishing the competitive positions of companies in our industry. Periodically, rating agencies evaluate us to confirm that we continue to meet their criteria for the ratings assigned to us by them. Our reinsurance subsidiaries, Arch Re U.S. and Arch Re Bermuda, and our insurance subsidiaries, Arch Insurance and Arch Specialty, each currently have financial strength ratings of "A-" (Excellent) from A.M. Best. Arch E&S currently is rated "NR-2" (Insufficient Size and/or Operating Experience) from A.M. Best and American Independent has a financial strength rating of "C++" (Marginal) from A.M. Best. We do not believe that American Independent's non-standard automobile business is particularly ratings sensitive because its insureds purchase insurance primarily to satisfy state and local insurance and financial responsibility requirements.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

    In April 2002, we established a letter of credit facility for up to $200 million with Fleet National Bank. This facility expires April 16, 2003. The principal purpose of this facility is to issue, as required, evergreen standby letters of credit in favor of primary insurance or reinsurance counterparties with which we have entered into reinsurance arrangements. Such letters of credit when issued will be secured by a portion of our investment portfolio. In addition, the letter of credit facility also requires that the net worth of ACGL be at least $750 million and that we maintain certain levels of collateral in order for letters of credit to be issued. At September 30, 2002, we had approximately $31.9 million in outstanding letters of credit. In addition to letters of credit, we have and may establish insurance trust accounts in the U.S. and Canada to secure our reinsurance amounts payable as required.

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

INVESTMENTS

    At September 30, 2002, consolidated cash and invested assets totaled approximately $1.6 billion, consisting of $287.5 million of cash and short-term investments, $1.3 billion of publicly traded fixed maturity securities and $31.5 million of privately held securities. Our fixed income portfolio, which includes fixed maturity securities and short-term investments, had an average Standard & Poor's Corporation quality rating of "AA-" and an average duration of 2.5 years at September 30, 2002.

    The following table provides information on the composition of our fixed maturity investments at September 30, 2002:

                                                                                 (UNAUDITED)
                                                                              SEPTEMBER 30, 2002
                                                               ----------------------------------------------
 (in thousands)                                                 ESTIMATED
                                                                FAIR VALUE
                                                                   AND              NET
                                                                CARRYING         UNREALIZED        AMORTIZED
                                                                  VALUE            GAINS             COST
                                                               ------------      ----------       -----------
 Fixed Maturities:
 Corporate bonds............................................   $    880,519      $   29,548       $   850,971
 Mortgage-backed and asset-backed securities................        224,202           8,559           215,643
 U.S. government and government agencies....................        189,549           5,868           183,681
 Municipal bonds............................................         10,260             629             9,631
                                                               ------------      ----------       -----------
 Total......................................................   $  1,304,530      $   44,604       $ 1,259,926
                                                               ============      ==========       ===========

    The following table presents the credit quality (using Standard & Poor's ratings) distribution of our fixed maturity securities at September 30, 2002:

                                                                       (UNAUDITED)
                                                                    SEPTEMBER 30, 2002
                                                               ----------------------------
                                                                 ESTIMATED
                                                                FAIR VALUE
                                                                   AND
                                                                 CARRYING
 (in thousands)                                                    VALUE         % OF TOTAL
                                                               ------------      ----------
 Fixed Maturities:
 AAA........................................................   $    421,668            32.3%
 AA.........................................................        137,291            10.5%
 A..........................................................        465,548            35.7%
 BBB........................................................        280,023            21.5%
                                                               ------------      ----------
 Total......................................................   $  1,304,530           100.0%
                                                               ============      ==========

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

    At September 30, 2002, our private equity portfolio consisted of seven investments, with additional investment portfolio commitments in an aggregate amount of approximately $0.4 million. We do not currently intend to make any significant investments in privately held securities over and above our current commitments. See note 8, "Investment Information," of the notes accompanying our consolidated financial statements.

BOOK VALUE PER SHARE

    Diluted per share book value at September 30, 2002 increased to $21.37 from $19.59 at December 31, 2001. The increase was primarily attributable to the effects of (1) operating income for the nine months ended September 30, 2002,
(2) an increase in unrealized appreciation of investments, (3) the issuance of common shares in the stock offering completed by us in April 2002, and (4) the issuance of common shares upon the exercise of Class A warrants. These increases were partially offset by the effects of the issuance on June 28, 2002 of 875,753 additional Series A convertible preference shares pursuant to a post-closing purchase price adjustment mechanism under the Subscription Agreement. The diluted per share book value reflects our outstanding convertible preference shares, but does not take into account certain potential adjustments. If such potential adjustments were triggered, the diluted pro forma book value at September 30, 2002 would have been reduced by $0.92 per share. The calculation of our book value per share amounts and the potential adjustments to book value per share are described below.

    CALCULATION OF BOOK VALUE PER SHARE

    The following actual book value per share calculations are based on shareholders' equity of $1,370,908 at September 30, 2002 (unaudited) and $1,020,369 at December 31, 2001 (audited).

                                                        (UNAUDITED)
                                                     SEPTEMBER 30, 2002                    DECEMBER 31, 2001
                                              --------------------------------     -------------------------------
                                                  COMMON                               COMMON
                                                SHARES AND                           SHARES AND
                                                POTENTIAL          CUMULATIVE        POTENTIAL         CUMULATIVE
                                                 COMMON            BOOK VALUE          COMMON          BOOK VALUE
                                                 SHARES            PER SHARE           SHARES          PER SHARE
                                              --------------      ------------     --------------     ------------
 Per common share(1)........................      27,586,184      $     21.86          13,513,538     $      20.05
 Series A convertible preference shares(2)        36,563,488      $     21.37          35,687,735     $      20.74
 Dilutive Class A warrants(3)...............              --               --           1,206,206     $      20.24
 Restricted common shares(4)................              --               --           1,689,629     $      19.59
                                              --------------                       --------------
 Common shares and potential common shares..      64,149,672                           52,097,108
                                              ==============                       ==============

(1) Book value per common share at September 30, 2002 and December 31, 2001 was determined by dividing (i) the difference between total shareholders' equity and the aggregate liquidation preference of the Series A convertible preference shares of $767.8 million and $749.4 million, respectively, by (ii) the number of common shares outstanding.

(2) Includes preference shares that were issued on November 20, 2001 in exchange for $763.2 million of cash. The number of preference shares issued was based on the estimated per share price of $21.38. The estimated per share price was based on (i) total shareholders' equity as of June 30, 2001 (adjusted for certain amounts as described in the Subscription Agreement entered into in connection with the November 2001 capital infusion), divided by (ii) the total number of common shares outstanding as of June 30, 2001, which was 12,863,079. In addition, the amount of preference shares at September 30, 2002 includes 875,753 preference shares that were issued by us on June 28, 2002 pursuant to a post-closing purchase price adjustment mechanism under the Subscription Agreement. Each preference share is convertible at any time and from time to time at the option of the holder thereof into one fully paid and nonassessable common share, subject to possible adjustment.

(3) Includes the net number of common shares that would be issued under the Class A warrants, primarily issued in connection with the capital infusion transaction, calculated using the treasury stock method. Class A warrants to purchase an aggregate of 5,401,707 common shares were outstanding as of December 31, 2001. Class A warrants were exercisable at $20 per share and were scheduled to expire on September 19, 2002. In April 2002, 446,608 common shares were issued upon the exercise of 1,559,257 Class A warrants on a cashless basis. From August to September 2002, 3,748,946 common shares were issued upon the exercise of all 3,842,450 remaining outstanding Class A warrants. Of such amount, 35,839 common shares of ACGL were issued upon the exercise of 129,343 Class A warrants on a cashless basis. The proceeds from the exercise of Class
A warrants on a cash basis increased shareholders' equity by approximately
$74.3 million.

(4) Represents restricted common shares issued in connection with the November 2001 capital infusion transaction. These restricted common shares are included in common shares at September 30, 2002.

    POTENTIAL ADJUSTMENTS TO BOOK VALUE PER SHARE

    The following are potential adjustments to book value per share at September 30, 2002 and December 31, 2001, excluding the effects of stock options, that could be made if certain future events described below occur.

                                                       (UNAUDITED)
                                                   SEPTEMBER 30, 2002                       DECEMBER 31, 2001
                                           ------------------------------------    ------------------------------------
                                                                  CUMULATIVE                             CUMULATIVE
                                                                  POTENTIAL                              POTENTIAL
                                             CONTINGENTLY        ADJUSTMENTS         CONTINGENTLY       ADJUSTMENTS
                                               ISSUABLE            TO BOOK             ISSUABLE           TO BOOK
                                                COMMON            VALUE PER             COMMON           VALUE PER
                                                SHARES              SHARES              SHARES             SHARES
                                           ----------------    ----------------    ----------------    ----------------
 Contingently issuable:
   Series A convertible preference
   shares(1)..........................                   --                  --             875,765       $       (0.33)
   Series A convertible preference
   shares(2)..........................            2,831,174       $       (0.90)          2,831,174       $       (1.31)
   Class B warrants(3)................               42,473       $       (0.92)             33,495       $       (1.32)

(1) Amount at December 31, 2001 represented an estimate of the amount of additional Series A convertible preference shares to be issued to the new investors pursuant to a post-closing purchase price adjustment mechanism under the Subscription Agreement. The per share price was based on (i) total shareholders' equity as of June 30, 2001 as set forth on the audited balance sheet, adjusted for certain items as described in the Subscription Agreement, divided by (ii) the total number of common shares outstanding as of June 30, 2001. Consistent with such estimate, 875,753 preference shares were issued to the new investors on June 28, 2002 and are reflected in the amount of preference shares at September 30, 2002.

(2) Represents an estimate of the amount of additional Series A preference shares that would be issued under the Subscription Agreement in the event that on or prior to September 19, 2005 (1) the closing price of our common shares is at least $30 per share for at least 20 out of 30 consecutive trading days or (2) a change in control occurs (either case, a "Triggering Event"). Pursuant to the Subscription Agreement, we have agreed to issue to the new investors additional Series A preference shares such that the per share price is adjusted downward by $1.50 per preference share.

(3) Includes the number of common shares that would be issued under the Class B warrants for purposes of calculating diluted book value per share under the treasury stock method. Class B warrants to purchase an aggregate of 150,000 common shares were outstanding as of September 30, 2002 and December 31, 2001 and expire September 19, 2005. Class B warrants are exercisable at $20 per share when (1) the closing price of our common shares is at least $30 per share for at least 20 out of 30 consecutive trading days or (2) a change in control occurs.

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

MARKET SENSITIVE INSTRUMENTS AND RISK MANAGEMENT

    In accordance with the SEC's Financial Reporting Release No. 48, we performed a sensitivity analysis to determine the effects that market risk exposures could have on the future earnings, fair values or cash flows of our financial instruments as of December 31, 2001. (See section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations--Market Sensitive Instruments and Risk Management" included in our 2001 Annual Report on Form 10-K.) Market risk represents the risk of changes in the fair value of a financial instrument and is comprised of several components, including liquidity, basis and price risks. At September 30, 2002, there have been no material changes in market risk exposures that affect the quantitative and qualitative disclosures presented as of December 31, 2001.

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

    Forward-looking statements involve our current assessment of risks and uncertainties. Actual events and results may differ materially from those expressed or implied in these statements. Important factors that could cause actual events or results to differ materially from those indicated in such statements are discussed below, elsewhere in this report and in the section entitled "Business--Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2001, and include:

     - our management's ability to successfully implement its business strategy, including implementing procedures and internal controls (including the timely and successful implementation of our information technology initiatives) to support the value of our business and our regulatory and reporting requirements;

     - acceptance of our products and services and security by brokers and insureds;

     - acceptance of our business strategy, security and financial condition by rating agencies and regulators;

     - general economic and market conditions (including as to inflation and foreign currency exchange rates) and conditions specific to the reinsurance and insurance markets in which we operate (including the extent and duration of the current favorable reinsurance and insurance markets);

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

     - greater than expected loss ratios on business written by us and adverse development on reserves for losses and loss adjustment expenses related to business written by us;

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

    In addition to the risks discussed in the section entitled "Business--Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2001, other general factors could affect our results, including: (a) developments in the world's financial and capital markets and our access to such markets; (b) changes in regulation or tax laws applicable to us, our subsidiaries, brokers or customers; and (c) the effects of business disruption or economic contraction due to terrorism or other hostilities.

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

                             CONTROLS AND PROCEDURES

    Our management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    We, in common with the insurance industry in general, are subject to litigation and arbitration in the normal course of our business. As of September 30, 2002, we were not a party to any material litigation or arbitration other than as a part of the ordinary course of business in relation to claims activity, none of which is expected by management to have a significant adverse effect on our results of operation and financial condition and liquidity.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    From August to September 2002, we issued an aggregate of 3,748,946 common shares upon the exercise of all 3,842,450 outstanding Class A warrants, which were exercisable for $20.00 per share and were scheduled to expire on September 19, 2002. Of such amounts, 35,839 of our common shares were issued upon the exercise of 129,343 Class A warrants on a cashless basis. The proceeds from the exercise of Class A warrants on a cash basis increased shareholders' equity by approximately $74.3 million. Exemption was claimed under
Section 3(a)(9) or Section 4(2) under the Securities Act. The following table provides information about the issuance of these common shares:

                                                                                    Number of
        Date                                                                         Common               Purchase
     (mm/dd/yy)                        Issued To                                  Shares Issued            Price
    -------------   ---------------------------------------------------------    ----------------     ----------------
    08/16/02        Robert Clements.........................................               22,029             Cashless
    08/16/02        SoundView Partners LP...................................                2,725             Cashless
    08/28/02        Paul B. Ingrey..........................................                2,845             Cashless
    09/04/02        Dwight R. Evans.........................................                1,979       $       39,580
    09/11/02        Marc Grandisson.........................................                1,237               24,740
    09/11/02        Peter A. Appel..........................................                1,401             Cashless
    09/16/02        Robert Clements.........................................              120,000            2,400,000
    09/16/02        Taracay Investors.......................................               15,000              300,000
    09/16/02        Taracay Investors.......................................                6,839             Cashless
    09/18/02        Farallon Capital Partners, L.P..........................               85,915            1,718,300
    09/18/02        Farallon Capital Institutional Partners II, L.P.........               19,648              392,960
    09/18/02        Farallon Capital Institutional Partners III, L.P........               15,617              312,340
    09/18/02        H&F Executive Fund IV (Bermuda), L.P....................               20,221              404,420
    09/18/02        H&F International Partners IV-A (Bermuda), L.P..........              147,251            2,945,020
    09/18/02        H&F International Partners IV-B (Bermuda), L.P..........               48,642              972,840
    09/18/02        HFCP IV (Bermuda), L.P..................................              897,175           17,943,500
    09/18/02        Insurance Private Equity Investors, L.L.C...............              247,397            4,947,940
    09/18/02        Orbital Holdings, Ltd...................................               49,479              989,580
    09/18/02        Otter Capital, L.L.C....................................               37,110              742,200
    09/18/02        RR Capital Partners, L.P................................                2,518               50,360
    09/18/02        Warburg Pincus (Bermuda) Private Equity VIII, L.P.......            1,001,959           20,039,180
    09/18/02        Warburg Pincus (Bermuda) International Partners, L.P....              961,881           19,237,620
    09/18/02        Warburg Pincus (Bermuda) International Partners I, C.V..               24,047              480,940
    09/18/02        Warburg Pincus (Bermuda) International Partners II, C.V.               16,031              320,620
                                                                                 ----------------       --------------
                    TOTAL...................................................            3,748,946       $   74,262,140
                                                                                 ================       ==============

ITEM 5. OTHER INFORMATION

    In accord with Section 10a(i) (2) of the Exchange Act, we are responsible for disclosing non-audit services to be provided by our independent auditor, PricewaterhouseCoopers LLP, which are approved by the Audit Committee of our board of directors.

    During the second half of 2002, the Audit Committee approved additional engagements of PricewaterhouseCoopers LLP for the following permitted non-audit services: tax services, tax consulting and tax compliance and risk management and internal control advisory services.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS.

EXHIBIT NO.                        DESCRIPTION
-----------       ----------------------------------------------------------------------------------
   10.1           Amendment, dated as of September 16, 2002, to Shareholders Agreement, dated as of November 20, 2001, as amended, by and among Arch Capital Group Ltd. ("ACGL")
                  and the parties signatory thereto.

   10.2           Agreement, dated as of November 12, 2002, between ACGL and Robert Clements.

   15             Accountants' Awareness Letter (regarding unaudited interim financial information).

(b)  REPORTS ON FORM 8-K.

    ACGL filed reports on Form 8-K during the 2002 third quarter on (1) August 12, 2002 for the purpose of furnishing the 2002 second quarter earnings release issued by ACGL, (2) August 14, 2002 for the purpose of providing the certifications of the President and the Chief Financial Officer of ACGL under
Section 906 of the Sarbanes-Oxley Act of 2002 and (3) September 25, 2002 to report the cash exercise of ACGL's Class A warrants by principal shareholders. ACGL also filed a report on Form 8-K on November 7, 2002 for the purpose of furnishing the 2002 third quarter earnings release issued by ACGL and to report that ACGL had entered into amendments to restricted share agreements with Robert Clements, the Chairman of the board, and that ACGL and Mr. Clements had entered into a share repurchase agreement.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      ARCH CAPITAL GROUP LTD.
                                      ------------------------------------------
                                      (REGISTRANT)




                                      /s/ Peter A. Appel
                                      ------------------------------------------
Date: November 14, 2002               Peter A. Appel
                                      President and Chief Executive Officer
                                      (Principal Executive Officer) and Director




                                      /s/ John D. Vollaro
                                      ------------------------------------------
Date: November 14, 2002               John D. Vollaro
                                      Executive Vice President, Chief Financial
                                      Officer and Treasurer (Principal Financial
                                      and Accounting Officer)

                                  Certification
                           of Chief Executive Officer
                         Pursuant to Section 302 of the
                           Sarbanes-Oxley Act of 2002

I, Peter A. Appel, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Arch Capital Group
     Ltd.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

By:    /s/ Peter. A. Appel
       -------------------
Name:  Peter A. Appel
Title: President and Chief Executive Officer

                                  Certification
                           of Chief Financial Officer
                         Pursuant to Section 302 of the
                           Sarbanes-Oxley Act of 2002

I, John D. Vollaro, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Arch Capital Group
     Ltd.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
          d. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
          e. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

By:    /s/ John D. Vollaro
       -------------------
Name:  John D. Vollaro
Title: Executive Vice President, Chief Financial Officer and Treasurer

                                  EXHIBIT INDEX

EXHIBIT NO.                       DESCRIPTION
-----------       ----------------------------------------------------------------------------------
     10.1         Amendment, dated as of September 16, 2002, to Shareholders Agreement, dated as of November 20, 2001, as amended, by and among ACGL and the parties signatory thereto.

     10.2         Agreement, dated as of November 12, 2002, between ACGL and Robert Clements.

     15           Accountants' Awareness Letter (regarding unaudited interim financial information).