Form 10-Q
period 2003-03-31
ARCH CAPITAL GROUP LTD
filed 2003-05-14
CIK 947484

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2003
                                       Or
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period ___________________ to _____________________

                         Commission file number: 0-26456

                             ARCH CAPITAL GROUP LTD.
             (Exact name of registrant as specified in its charter)

            BERMUDA                                 NOT APPLICABLE
 (State or other jurisdict
ion of          (I.R.S. Employer Identification No.)
  incorporation or organization)

        WESSEX HOUSE, 45 REID STREET
           HAMILTON HM 12 BERMUDA
  (Address of principal executive offices)             (Zip Code)

       Registrant's telephone number, including area code: (441) 278-9250


       --------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes   /X/   No  ______

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
     Yes  /X/    No  ______

Indicate the number of shares outstanding of each of the issuer's classes of common shares.

                  CLASS                       OUTSTANDING AT APRIL 30, 2003
                  -----                       -----------------------------
     Common Shares, $0.01 par value                     27,979,277

================================================================================

                             ARCH CAPITAL GROUP LTD.

                                      INDEX

                                                                        PAGE NO.
                                                                        --------
PART I.  FINANCIAL INFORMATION

ITEM 1 -- CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Accountants                                            2

Consolidated Balance Sheets                                                  3
  March 31, 2003 and December 31, 2002

Consolidated Statements of Income                                            4
  For the three months ended March 31, 2003 and 2002

Consolidated Statements of Changes in Shareholders' Equity                   5
  For the three months ended March 31, 2003 and 2002

Consolidated Statements of Comprehensive Income                              6
  For the three months ended March 31, 2003 and 2002

Consolidated Statements of Cash Flows                                        7
  For the three months ended March 31, 2003 and 2002

Notes to Consolidated Financial Statements                                   8

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS                                                   20

ITEM 3 -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK        43

ITEM 4 -- CONTROLS AND PROCEDURES                                           43

PART II.  OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS                                                 44

ITEM 5 -- OTHER INFORMATION                                                 44

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K                                  44

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Arch Capital Group Ltd.:

We have reviewed the accompanying consolidated balance sheet of Arch Capital Group Ltd. and its subsidiaries as of March 31, 2003, and the related consolidated statements of income for each of the three month periods ended March 31, 2003 and 2002, and the consolidated statements of comprehensive income, changes in shareholders' equity, and cash flows for each of the three month periods ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2002, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 19, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2002, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
New York, New York
May 5, 2003

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                (UNAUDITED)
                                                                                 MARCH 31,       DECEMBER 31,
                                                                                   2003             2002
                                                                               -------------    -------------
ASSETS
Investments:
Fixed maturities available for sale, at fair value (amortized cost: 2003,
$1,976,678; 2002, $1,334,637) ................................................ $   2,030,876    $   1,382,104
Short-term investments available for sale, at fair value (amortized cost:
2003, $175,560; 2002, $480,541) ..............................................       175,560          480,541
Privately held securities (cost:  2003, $26,330; 2002, $31,630) ..............        27,926           31,536
                                                                               -------------    -------------
Total investments ............................................................     2,234,362        1,894,181
                                                                               -------------    -------------
Cash .........................................................................        88,882           91,717
Accrued investment income ....................................................        20,506           17,127
Premiums receivable ..........................................................       573,329          343,716
Funds held by reinsureds .....................................................        84,873           58,351
Unpaid losses and loss adjustment expenses recoverable .......................       236,899          211,100
Paid losses and loss adjustment expenses recoverable .........................        26,072           14,462
Prepaid reinsurance premiums .................................................       128,164          120,191
Goodwill .....................................................................        28,867           28,867
Deferred income tax asset ....................................................        10,838           16,514
Deferred acquisition costs, net ..............................................       221,331          148,960
Other assets .................................................................        52,659           46,142
                                                                               -------------    -------------
TOTAL ASSETS ................................................................. $   3,706,782    $   2,991,328
                                                                               =============    =============

LIABILITIES
Reserve for losses and loss adjustment expenses .............................. $     836,056    $     592,432
Unearned premiums ............................................................     1,141,695          761,310
Reinsurance balances payable .................................................        70,826           89,191
Investment accounts payable ..................................................        74,924           45,960
Other liabilities ............................................................       102,683           91,191
                                                                               -------------    -------------
TOTAL LIABILITIES ............................................................     2,226,184        1,580,084
                                                                               -------------    -------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred shares ($0.01 par value, 50,000,000 shares authorized, issued:
2003, 38,844,665; 2002, 38,844,665) ..........................................           388              388
Common shares ($0.01 par value, 200,000,000 shares authorized, issued:
2003, 27,977,277; 2002, 27,725,334) ..........................................           280              277
Additional paid-in capital ...................................................     1,354,686        1,347,165
Deferred compensation under share award plan .................................       (24,188)         (25,290)
Retained earnings ............................................................        99,858           47,372
Accumulated other comprehensive income consisting of unrealized
appreciation in value of investments, net of deferred income tax .............        49,574           41,332
                                                                               -------------    -------------
TOTAL SHAREHOLDERS' EQUITY ...................................................     1,480,598        1,411,244
                                                                               -------------    -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ................................... $   3,706,782    $   2,991,328
                                                                               =============    =============

                 See Notes to Consolidated Financial Statements

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                         (UNAUDITED)
                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                    2003            2002
                                                                               -------------    -------------
REVENUES
Net premiums written ......................................................... $     776,863    $     280,710
Increase in unearned premiums ................................................      (372,412)        (213,183)
                                                                               -------------    -------------
Net premiums earned ..........................................................       404,451           67,527
Net investment income ........................................................        18,438            9,167
Net realized investment gains (losses) .......................................         6,199           (1,465)
Fee income ...................................................................         5,676            2,755
Other income .................................................................         1,139              798
                                                                               -------------    -------------
TOTAL REVENUES ...............................................................       435,903           78,782

EXPENSES
Losses and loss adjustment expenses ..........................................       263,128           50,539
Acquisition expenses, net ....................................................        78,152            7,311
Other operating expenses .....................................................        31,080           12,505
Net foreign exchange (gains) losses ..........................................        (1,050)             108
Non-cash compensation ........................................................         4,264            4,128
                                                                               -------------    -------------
TOTAL EXPENSES ...............................................................       375,574           74,591

INCOME BEFORE INCOME TAXES ...................................................        60,329            4,191

Income tax expense ...........................................................         7,843              225
                                                                               -------------    -------------

NET INCOME ................................................................... $      52,486    $       3,966
                                                                               =============    =============

NET INCOME PER SHARE DATA
Basic ........................................................................ $        2.02    $        0.30
Diluted ...................................................................... $        0.78    $        0.08

AVERAGE SHARES OUTSTANDING
Basic ........................................................................    26,017,313       13,018,631
Diluted ......................................................................    66,939,562       51,996,949

                 See Notes to Consolidated Financial Statements

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                         (UNAUDITED)
                                                                                    THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                    2003            2002
                                                                               -------------    -------------
PREFERENCE SHARES
Balance at beginning of year ................................................. $         388    $         357
                                                                               -------------    -------------
Balance at end of period .....................................................           388              357
                                                                               -------------    -------------

COMMON SHARES
Balance at beginning of year .................................................           277              135
Common shares issued .........................................................             3               23
                                                                               -------------    -------------
Balance at end of period .....................................................           280              158
                                                                               -------------    -------------
ADDITIONAL PAID-IN CAPITAL
Balance at beginning of year .................................................     1,347,165        1,039,887
Common shares issued .........................................................         7,147           60,963
Common shares retired ........................................................          (254)              --
Stock options ................................................................           628               80
                                                                               -------------    -------------
Balance at end of period .....................................................     1,354,686        1,100,930
                                                                               -------------    -------------

DEFERRED COMPENSATION UNDER SHARE AWARD PLAN
Balance at beginning of year .................................................       (25,290)          (8,230)
Restricted common shares issued ..............................................        (2,696)         (61,301)
Deferred compensation expense recognized .....................................         3,798            4,048
                                                                               -------------    -------------
Balance at end of period .....................................................       (24,188)         (65,483)
                                                                               -------------    -------------

RETAINED EARNINGS (DEFICIT)
Balance at beginning of year .................................................        47,372          (11,610)
Net income ...................................................................        52,486            3,966
                                                                               -------------    -------------
Balance at end of period .....................................................        99,858           (7,644)
                                                                               -------------    -------------

ACCUMULATED OTHER COMPREHENSIVE INCOME
UNREALIZED APPRECIATION (DECLINE) IN VALUE OF INVESTMENTS,
NET OF DEFERRED INCOME TAX
Balance at beginning of year .................................................        41,332             (170)
Change in unrealized appreciation (decline) ..................................         8,242           (7,991)
                                                                               -------------    -------------
Balance at end of period .....................................................        49,574           (8,161)
                                                                               -------------    -------------
TOTAL SHAREHOLDERS' EQUITY ................................................... $   1,480,598    $   1,020,157
                                                                               =============    =============

                 See Notes to Consolidated Financial Statements

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

                                                                                         (UNAUDITED)
                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                    2003            2002
                                                                               -------------    -------------
COMPREHENSIVE INCOME (LOSS)
Net income ................................................................... $      52,486    $       3,966
Other comprehensive income (loss), net of deferred income tax
  Unrealized appreciation (decline) in value of investments:
   Unrealized holding gains (losses) arising during period ...................        13,588           (9,152)
   Reclassification of net realized (gains) losses included in net income ....        (5,346)           1,161
                                                                               -------------    -------------
  Other comprehensive income (loss) ..........................................         8,242           (7,991)
                                                                               -------------    -------------
COMPREHENSIVE INCOME (LOSS) .................................................. $      60,728    ($      4,025)
                                                                               =============    =============

               See Notes to Consolidated Financial Statements

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                        (UNAUDITED)
                                                                                    THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                    2003            2002
                                                                               -------------    -------------
OPERATING ACTIVITIES
Net income ................................................................... $      52,486    $       3,966
  Adjustments to reconcile net income to net cash provided by (used for) operating activities:
    Net realized investment (gains) losses ...................................        (6,199)           1,465
    Provision for non-cash compensation ......................................         4,264            4,128
    Net unrealized foreign exchange gains ....................................          (595)              --
    Changes in:
     Reserve for losses and loss adjustment expenses, net of unpaid losses
     and loss adjustment expenses recoverable ................................       217,594           47,788
     Unearned premiums, net of prepaid reinsurance premiums ..................       372,412          212,889
     Premiums receivable .....................................................      (229,282)        (183,323)
     Deferred acquisition costs ..............................................       (72,371)         (29,432)
     Funds held by reinsureds ................................................       (26,579)              --
     Reinsurance balances payable ............................................       (18,365)          (5,862)
     Accrued investment income ...............................................        (3,379)          (1,090)
     Paid losses and loss adjustment expenses recoverable ....................       (11,610)          (4,216)
     Deferred income tax asset ...............................................         5,495             (359)
     Other liabilities .......................................................        13,547            2,408
     Other items, net ........................................................         3,052              (76)
                                                                               -------------    -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES ....................................       300,470           48,286
                                                                               -------------    -------------

INVESTING ACTIVITIES
Purchases of fixed maturity investments ......................................      (984,053)        (315,446)
Release of escrowed assets ...................................................            --          (18,833)
Sales of fixed maturity investments ..........................................       333,655          122,652
Sales of equity securities ...................................................         7,121              232
Net sales of short-term investments ..........................................       342,995          175,405
Acquisitions, net of cash ....................................................            --           (2,513)
Purchases of furniture, equipment and other ..................................        (5,570)            (752)
                                                                               -------------    -------------
NET CASH USED FOR INVESTING ACTIVITIES .......................................      (305,852)         (39,255)
                                                                               -------------    -------------
FINANCING ACTIVITIES
Proceeds from common shares issued ...........................................         2,801               --
Repurchase of common shares ..................................................          (254)              --
Debt retirement and other ....................................................            --              (24)
                                                                               -------------    -------------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES .........................         2,547              (24)
                                                                               -------------    -------------
(Decrease) increase in cash ..................................................        (2,835)           9,007
Cash beginning of year .......................................................        91,717            9,970
                                                                               -------------    -------------
CASH END OF PERIOD ........................................................... $      88,882    $      18,977
                                                                               =============    =============

               See Notes to Consolidated Financial Statements

                    ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   GENERAL

     Arch Capital Group Ltd. ("ACGL") is a Bermuda public limited liability company which provides insurance and reinsurance on a worldwide basis through its wholly owned subsidiaries.

     The interim consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States ("GAAP") and include the accounts of ACGL and its subsidiaries (together with ACGL, the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments necessary (consisting mainly of normal recurring accruals) for a fair statement of results on an interim basis. The results of any interim period are not necessarily indicative of the results for a full year or any future periods.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations; however, management believes that the disclosures are adequate to make the information presented not misleading. This report should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2002, including the Company's audited consolidated financial statements and related notes and the section entitled "Business--Risk Factors."

     To facilitate period-to-period comparisons, certain amounts in the 2002 consolidated financial statements have been reclassified to conform to the 2003 presentation. Such reclassifications had no effect on the Company's net income, shareholders' equity or cash flows.

2.   STOCK OPTIONS

     The Company has adopted the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and related interpretations in accounting for its employee stock options. Accordingly, under APB No. 25, compensation expense for stock option grants is recognized by the Company to the extent that the fair value of the underlying stock exceeds the exercise price of the option at the measurement date. As provided under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," the Company has elected to continue to account for stock-based compensation in accordance with APB No. 25 and has provided the required additional pro forma disclosures.

     If compensation expense for stock-based employee compensation plans had been determined using the fair value recognition provisions of SFAS No. 123, the Company's net income and earnings per share would have instead been reported as the pro forma amounts indicated below:

                                                                                        (UNAUDITED)
                                                                                    THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                               ------------------------------
(in thousands, except share data)                                                   2003            2002
                                                                               -------------    -------------
Net income, as reported ...................................................... $      52,486    $       3,966
Total stock-based employee compensation expense under fair
value method, net of income tax ..............................................        (1,745)          (4,436)
                                                                               -------------    -------------
Pro forma net income (loss) .................................................. $      50,741            ($470)
                                                                               =============    =============
Earnings (loss) per share - basic:
   As reported ............................................................... $        2.02    $        0.30
   Pro forma ................................................................. $        1.95           ($0.04)
Earnings (loss) per share - diluted:
   As reported ............................................................... $        0.78    $        0.08
   Pro forma ................................................................. $        0.76           ($0.04)

3.   ACCOUNTING PRONOUNCEMENTS

     In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities -- an interpretation of ARB No. 51" ("FIN 46"), which requires the consolidation of certain entities considered to be variable interest entities ("VIEs"). An entity is considered to be a VIE when it has equity investors which lack the characteristics of a controlling financial interest or its capital is insufficient to permit it to finance its activities without additional subordinated financial support. Consolidation of a VIE by an investor is required when it is determined that the investor will absorb a majority of the VIE's expected losses or residual returns if they occur. FIN 46 provides certain exceptions to these rules, including qualifying special purpose entities subject to the requirements of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." VIEs created after January 31, 2003 must be consolidated immediately, while VIEs that existed prior to February 1, 2003 must be consolidated as of July 1, 2003. Certain ceding companies may meet the definition of a VIE due to the protection provided to the ceding company's equity investors from the absorption of expected losses. The Company is currently evaluating this standard.

     On April 30, 2003 the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company is currently evaluating this standard.

4.   SEGMENT INFORMATION

     The determination of the Company's business segments is based on how the Company monitors the performance of its underwriting operations. The Company classifies its businesses into two underwriting segments - reinsurance and insurance - and a corporate and other segment (non-underwriting). The Company does not manage its assets by segment and, accordingly, investment income is not allocated to each underwriting segment. In addition, other revenue and expense items are not evaluated by segment. Management measures segment performance based on underwriting income or loss. The accounting policies of the segments are the same as those used for the preparation of the Company's consolidated financial statements. Inter-segment insurance business is allocated to the segment accountable for the underwriting results in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

     The reinsurance segment consists of the Company's reinsurance underwriting subsidiaries. The reinsurance segment generally seeks to write significant lines on specialty property and casualty reinsurance treaties. Classes of business focused on include casualty, other specialty, property excluding property catastrophe (losses on a single risk, both excess of loss and pro rata), property catastrophe, marine, aviation and space, non-traditional and casualty clash.

     The insurance segment consists of the Company's insurance underwriting subsidiaries which primarily write on a direct basis. The insurance segment consists of eight profit centers, including casualty, programs, property, executive assurance, healthcare, professional liability, construction and surety, and other (primarily non-standard auto and collateralized protection business).

     The corporate and other segment (non-underwriting) includes net investment income, other fee income and other expenses incurred by the Company, net realized investment gains or losses, net foreign exchange gains or losses and non-cash compensation. The corporate and other segment also includes the results of the Company's merchant banking operations.

     Certain prior period information has been reclassified to conform to the current presentation.

     The following table sets forth an analysis of the Company's underwriting income by segment, together with a reconciliation of underwriting income to net income for the three months ended March 31, 2003:


                                                                (UNAUDITED)
                                                            THREE MONTHS ENDED
                                                             MARCH 31, 2003
                                               ----------------------------------------------
(in thousands)                                  REINSURANCE       INSURANCE        TOTAL
                                               ------------     ------------    -------------

Gross premiums written (1) ..................  $    562,661     $    297,439     $    860,100
Net premiums written (1) ....................       547,436          229,427          776,863

Net premiums earned .........................  $    265,947     $    138,504     $    404,451
Policy-related fee income ...................            --            3,213            3,213
Other underwriting-related fee income .......         1,927               --            1,927
Losses and loss adjustment expenses .........      (163,915)         (99,213)        (263,128)
Acquisition expenses, net ...................       (64,666)         (13,486)         (78,152)
Other operating expenses ....................        (6,119)         (22,089)         (28,208)
                                               ------------     ------------    -------------
Underwriting income .........................  $     33,174     $      6,929           40,103
                                               ------------     ------------
Net investment income .......................                                          18,438
Net realized investment gains ...............                                           6,199
Other fee income, net of related expenses ...                                             536
Other income ................................                                           1,139
Other expenses ..............................                                          (2,872)
Net foreign exchange gains ..................                                           1,050
Non-cash compensation .......................                                          (4,264)
                                                                                 ------------
Income before income taxes ..................                                          60,329

Income tax expense ..........................                                          (7,843)
                                                                                 ------------
NET INCOME ..................................                                    $     52,486
                                                                                 ------------
UNDERWRITING RATIOS (2)

Loss ratio ..................................          61.6%            71.6%            65.1%
Acquisition expense ratio (3) ...............          24.3%             7.4%            18.5%
Other operating expense ratio ...............           2.3%            15.9%             7.0%
                                               ------------     ------------    -------------
Combined ratio ..............................          88.2%            94.9%            90.6%
                                               ------------     ------------    -------------

(1) Reinsurance segment results include $47.9 million of premiums written assumed from the insurance segment.
(2) Underwriting ratios are calculated based on net premiums earned.
(3) The acquisition expense ratio is adjusted to include policy-related fee income.

     The following table sets forth an analysis of the Company's underwriting income or loss by segment, together with a reconciliation of underwriting income or loss to net income for the three months ended March 31, 2002:

                                                                (UNAUDITED)
                                                           THREE MONTHS ENDED
                                                             MARCH 31, 2002
(in thousands)                                 REINSURANCE       INSURANCE          TOTAL
                                               ------------     ------------     ------------
Gross premiums written (1) ..................  $    264,861     $     39,934     $    304,795
Net premiums written (1) ....................       264,861           15,849          280,710

Net premiums earned .........................  $     55,533     $     11,994     $     67,527
Policy-related fee income ...................            --            1,168            1,168
Losses and loss adjustment expenses .........       (40,904)          (9,635)         (50,539)
Acquisition expenses, net ...................        (7,262)             (49)          (7,311)
Other operating expenses ....................        (3,518)          (3,502)          (7,020)
                                               ------------     ------------     ------------
Underwriting income (loss) ..................  $      3,849     ($        24)           3,825
                                               ============     ============

Net investment income .......................                                           9,167
Net realized investment losses ..............                                          (1,465)
Other fee income, net of related expenses ...                                            (612)
Other income ................................                                             798
Other expenses ..............................                                          (3,286)
Net foreign exchange losses .................                                            (108)
Non-cash compensation .......................                                          (4,128)
                                                                                 ------------
Income before income taxes ..................                                           4,191

Income tax expense ..........................                                            (225)
                                                                                 ------------

NET INCOME ..................................                                    $      3,966
                                                                                 ============

UNDERWRITING RATIOS (2)
Loss ratio ..................................          73.7%            80.3%            74.8%
Acquisition expense ratio (3) ...............          13.1%            (9.3%)            9.1%
Other operating expense ratio ...............           6.3%            29.2%            10.4%
                                               ------------     ------------     ------------
Combined ratio ..............................          93.1%           100.2%            94.3%
                                               ============     ============     ============

(1) Reinsurance segment results include $18.8 million of premiums written assumed from the insurance segment.
(2) Underwriting ratios are calculated based on net premiums earned.
(3) The acquisition expense ratio is adjusted to include policy-related fee income.

     Set forth below is summary information regarding net premiums written and earned by major line of business and by client location for the reinsurance segment for the three months ended March 31, 2003 and 2002:

                                                                    (UNAUDITED)
                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                         2003                       2002
                                                -----------------------    -----------------------
REINSURANCE SEGMENT                                             % OF                       % OF
(in thousands)                                   AMOUNT         TOTAL        AMOUNT        TOTAL
                                                ----------   ----------    ----------   ----------
MAJOR LINE OF BUSINESS:
 NET PREMIUMS WRITTEN (1)
 Casualty ...................................   $  163,960         30.0%   $   40,740         15.4%
 Other specialty ............................      136,015         24.8%       30,255         11.4%
 Property excluding property catastrophe ....      112,600         20.6%       42,672         16.1%
 Property catastrophe .......................       48,773          8.9%       50,715         19.1%
 Non-traditional ............................       47,635          8.7%       70,370         26.6%
 Marine, aviation and space .................       31,421          5.7%       18,959          7.2%
 Casualty clash .............................        7,032          1.3%       11,150          4.2%
                                                ----------   ----------    ----------   ----------
 Total ......................................   $  547,436        100.0%   $  264,861        100.0%
                                                ==========   ==========    ==========   ==========

 NET PREMIUMS EARNED (1)
 Casualty ...................................   $   78,507         29.5%   $    6,516         11.7%
 Property excluding property catastrophe ....       61,067         23.0%        7,830         14.1%
 Other specialty ............................       57,672         21.7%        7,482         13.5%
 Property catastrophe .......................       27,611         10.4%       11,932         21.5%
 Non-traditional ............................       22,028          8.3%       14,950         26.9%
 Marine, aviation and space .................       15,582          5.8%        4,020          7.2%
 Casualty clash .............................        3,480          1.3%        2,803          5.1%
                                                ----------   ----------    ----------   ----------
 Total ......................................   $  265,947        100.0%   $   55,533        100.0%
                                                ==========   ==========    ==========   ==========

CLIENT LOCATION:
 NET PREMIUMS WRITTEN (1)
 United States ..............................   $  328,888         60.1%   $  111,747         42.2%
 United Kingdom .............................      109,498         20.0%       78,383         29.6%
 Bermuda ....................................       34,324          6.3%       12,324          4.7%
 France .....................................       19,431          3.5%       15,341          5.8%
 Canada .....................................       16,176          2.9%        7,931          3.0%
 Germany ....................................       13,727          2.5%       23,703          8.9%
 Switzerland ................................        4,281          0.8%          527          0.2%
 Australia ..................................        3,245          0.6%          845          0.3%
 Other ......................................       17,866          3.3%       14,060          5.3%
                                                ----------   ----------    ----------   ----------
 Total ......................................   $  547,436        100.0%   $  264,861        100.0%
                                                ==========   ==========    ==========   ==========

(1) Reinsurance segment results include premiums written and earned assumed from the insurance segment of $47.9 million and $21.8 million, respectively, for the 2003 first quarter and premiums written and earned of $18.8 million and $2.6 million, respectively, for the 2002 first quarter.

     Set forth below is summary information regarding net premiums written and earned by major line of business and by client location for the insurance segment for the three months ended March 31, 2003 and 2002:

                                                                     (UNAUDITED)
                                                                 THREE MONTHS ENDED
                                                                     MARCH 31,
                                                --------------------------------------------------
                                                         2003                       2002
                                                -----------------------    -----------------------
INSURANCE SEGMENT                                              % OF                       % OF
(in thousands)                                    AMOUNT       TOTAL          AMOUNT      TOTAL
                                                ----------   ----------    ----------   ----------
MAJOR LINE OF BUSINESS:
 NET PREMIUMS WRITTEN (1)
 Programs ...................................   $   74,583         32.5%   $    2,267         14.3%
 Casualty ...................................       49,335         21.5%           --           --
 Executive assurance ........................       25,264         11.0%        1,912         12.1%
 Professional liability .....................       19,843          8.7%           --           --
 Construction and surety ....................       19,710          8.6%           --           --
 Healthcare .................................       16,264          7.1%           --           --
 Property ...................................       14,238          6.2%           --           --
 Other ......................................       10,190          4.4%       11,670         73.6%
                                                ----------   ----------    ----------   ----------
 Total ......................................   $  229,427        100.0%   $   15,849        100.0%
                                                ==========   ==========    ==========   ==========

 NET PREMIUMS EARNED (1)
 Programs ...................................   $   43,629         31.5%   $    1,732         14.4%
 Casualty ...................................       25,255         18.2%           --           --
 Executive assurance ........................       16,274         11.8%           96          0.8%
 Property ...................................       12,495          9.0%           --           --
 Construction and surety ....................        9,829          7.1%           --           --
 Healthcare .................................        8,813          6.4%           --           --
 Professional liability .....................        8,375          6.0%           --           --
 Other ......................................       13,834         10.0%       10,166         84.8%
                                                ----------   ----------    ----------   ----------
 Total ......................................   $  138,504        100.0%   $   11,994        100.0%
                                                ==========   ==========    ==========   ==========

CLIENT LOCATION:
 NET PREMIUMS WRITTEN (1)
 United States ..............................   $  228,328         99.5%   $   15,849        100.0%
 Venezuela ..................................          341          0.2%           --           --
 Japan ......................................          209          0.1%           --           --
 Other ......................................          549          0.2%           --           --
                                                ----------   ----------    ----------   ----------
 Total ......................................   $  229,427        100.0%   $   15,849        100.0%
                                                ==========   ==========    ==========   ==========

(1) Insurance segment results exclude premiums written and earned ceded to the reinsurance segment of $47.9 million and $21.8 million, respectively, for the 2003 first quarter and premiums written and earned of $18.8 million and $2.6 million, respectively, for the 2002 first quarter.

5.   REINSURANCE

     In the normal course of business, the Company's insurance subsidiaries cede a substantial portion of their premium through pro rata, excess of loss and facultative reinsurance agreements. The Company's reinsurance subsidiaries are currently retaining substantially all of their assumed reinsurance premiums written. However, the Company's reinsurance subsidiaries participate in "common account" retrocessional arrangements for certain pro rata treaties. Such arrangements reduce the effect of individual or aggregate losses to all companies participating on such treaties, including the reinsurers, such as the Company's reinsurance subsidiaries, and the ceding company.

     Reinsurance recoverables are recorded as assets, predicated on the reinsurers' ability to meet their obligations under the reinsurance agreements. If the reinsurers are unable to satisfy their obligations under the agreements, the Company's insurance subsidiaries would be liable for such defaulted amounts.

     The following table sets forth the effects of reinsurance on the Company's reinsurance and insurance subsidiaries with unaffiliated reinsurers:

                                                                (UNAUDITED)
                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                     ------------------------------
(in thousands)                                           2003             2002
                                                     -------------   --------------
PREMIUMS WRITTEN:
  Direct ....................................        $     323,299    $      58,747
  Assumed ...................................              536,801          246,048
  Ceded .....................................              (83,237)         (24,085)
                                                     -------------    -------------
  Net .......................................        $     776,863    $     280,710
                                                     =============    =============

PREMIUMS EARNED:
  Direct ....................................        $     215,103    $      43,496
  Assumed ...................................              288,870           53,015
  Ceded .....................................              (99,522)         (28,984)
                                                     -------------    -------------
  Net .......................................        $     404,451    $      67,527
                                                     =============    =============

LOSSES AND LOSS ADJUSTMENT EXPENSES INCURRED:
  Direct ....................................        $     159,541    $      41,707
  Assumed ...................................              178,119           38,962
  Ceded .....................................              (74,532)         (30,130)
                                                     -------------    -------------
  Net .......................................        $     263,128    $      50,539
                                                     =============    =============

6.   DEPOSIT ACCOUNTING

     Certain reinsurance contracts included in the Company's non-traditional business are deemed, for financial reporting purposes, not to transfer insurance risk, and are accounted for using the deposit method of accounting. For those contracts that contain an element of underwriting risk, the estimated profit margin is deferred and amortized over the contract period and such amount is included in the Company's underwriting results. The Company recorded $1.9 million and $40,000 on such contracts for the three months ended March 31, 2003 and 2002, respectively, in its underwriting results. On a notional basis, the amount of "premiums" attaching to such contracts was $110.0 million and $2.3 million for the three months ended March 31, 2003 and 2002, respectively.

7.   INVESTMENT INFORMATION

     The following tables summarize the Company's fixed maturities and equity securities:

                                                                     (UNAUDITED)
                                                                   MARCH 31, 2003
                                               ---------------------------------------------------
                                                 ESTIMATED
                                                FAIR VALUE     GROSS          GROSS
                                               AND CARRYING   UNREALIZED    UNREALIZED  AMORTIZED
(in thousands)                                     VALUE        GAINS        (LOSSES)       COST
                                               -----------   ----------    ----------   ----------
Fixed maturities:
  U.S. government and government agencies ...   $  317,631   $    5,741         ($105) $   311,995
  Corporate bonds ...........................    1,334,130       39,379          (807)   1,295,558
  Mortgage and asset backed securities ......      379,115       10,119          (129)     369,125
                                                ----------   ----------    ----------  -----------
                                                 2,030,876       55,239        (1,041)   1,976,678
                                                ----------   ----------    ----------  -----------
Equity securities:
  Privately held ............................       27,926        1,596            --       26,330
                                                ----------   ----------    ----------  -----------
  Total .....................................   $2,058,802   $   56,835       ($1,041) $ 2,003,008
                                                ==========   ==========    ==========  ===========

                                                               DECEMBER 31, 2002
                                               ---------------------------------------------------
                                                ESTIMATED
                                                FAIR VALUE     GROSS          GROSS
                                               AND CARRYING   UNREALIZED    UNREALIZED  AMORTIZED
(in thousands)                                    VALUE        GAINS        (LOSSES)       COST
                                               -----------   ----------    ----------   ----------
Fixed maturities:
  U.S. government and government agencies ...  $   179,322   $    5,242           ($4)  $  174,084
  Corporate bonds ...........................      949,003       33,305          (708)     916,406
  Mortgage and asset backed securities ......      253,779        9,632            --      244,147
                                                ----------   ----------    ----------   ----------
                                                 1,382,104       48,179          (712)   1,334,637
                                                ----------   ----------    ----------   ----------
Equity securities:
  Privately held ............................       31,536          232          (326)      31,630
                                                ----------   ----------    ----------   ----------
  Total .....................................  $ 1,413,640   $   48,411       ($1,038)  $1,366,267
                                                ==========   ==========    ==========   ==========

8.   EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                                                          (UNAUDITED)
                                                                                     THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                               ------------------------------
(in thousands, except share data)                                                   2003            2002
                                                                               -------------    -------------
BASIC EARNINGS PER SHARE:
Net income ................................................................... $      52,486    $       3,966
Divided by:
Weighted average shares outstanding for the period ...........................    26,017,313       13,018,631
                                                                               =============    =============
Basic earnings per share ..................................................... $        2.02    $        0.30
                                                                               =============    =============

DILUTED EARNINGS PER SHARE:
Net income ................................................................... $      52,486    $       3,966
Divided by:
Weighted average shares outstanding for the period ...........................    26,017,313       13,018,631
Effect of dilutive securities:
  Preference shares ..........................................................    38,844,665       35,687,735
  Warrants ...................................................................        53,546        1,323,255
  Nonvested restricted shares ................................................       708,311        1,232,239
  Stock options ..............................................................     1,315,727          735,089
                                                                               -------------    -------------
Total shares .................................................................    66,939,562       51,996,949
                                                                               =============    =============
Diluted earnings per share ................................................... $        0.78    $        0.08
                                                                               =============    =============

9.   INCOME TAXES

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

     The Company's effective tax rate, which is based upon the expected annual effective tax rate, fluctuates from year to year consistent with the relative mix of income reported by jurisdiction due primarily to the varying tax rates in each jurisdiction. For the three months ended March 31, 2003 and 2002, the Company's income tax provision resulted in effective tax rates of 13.0% and 5.4%, respectively.

10.  TRANSACTIONS WITH RELATED PARTIES

     In connection with the Company's information technology initiative in 2002, the Company has entered into arrangements with two software companies, which provide document management systems and information and research tools to insurance underwriters, in which Robert Clements and John Pasquesi, Chairman and Vice Chairman of ACGL's board of directors, respectively, each hold minority ownership interests. The Company will pay fees under such arrangements based on usage. Under one of these agreements, fees payable are subject to a minimum of approximately $575,000 for the two-year period ending July 2004. The Company has made payments of approximately $449,000 under such arrangements through March 31, 2003.

     During 2002, the Company leased temporary office space from Tri-City Brokerage Inc. (together with its affiliates, "Tri-City"), a company in which Peter Appel, President and Chief Executive Officer of ACGL, Mr. Clements and Distribution Investors, LLC held ownership interests until March 2003. The aggregate rental payments related to such lease were approximately $247,000 through March 31, 2003. In addition, Tri-City, as broker, has placed business with the Company's insurance operations and the Company has incurred commission expenses of approximately $1.1 million under such arrangements for the three months ended March 31, 2003. In March 2003, the Company's merchant banking subsidiary, Hales & Company Inc., received a fee of $1.25 million from Tri-City for advisory services in connection with the sale of Tri-City to non-affiliated persons.

11.  CONTINGENCIES RELATING TO THE SALE OF PRIOR REINSURANCE OPERATIONS

     On May 5, 2000, the Company sold the prior reinsurance operations of Arch Reinsurance Company ("Arch Re U.S.") pursuant to an agreement entered into as of January 10, 2000 with Folksamerica Reinsurance Company and Folksamerica Holding Company (collectively, "Folksamerica"). Folksamerica Reinsurance Company assumed Arch Re U.S.'s liabilities under the reinsurance agreements transferred in the asset sale and Arch Re U.S. transferred to Folksamerica Reinsurance Company assets estimated in an aggregate amount equal in book value to the book value of the liabilities assumed. The Folksamerica transaction was structured as a transfer and assumption agreement (and not reinsurance) and, accordingly, the loss reserves (and any related reinsurance recoverables) relating to the transferred business are not included as assets or liabilities on the Company's balance sheet. Folksamerica assumed Arch Re U.S.'s rights and obligations under the reinsurance agreements transferred in the asset sale. The reinsureds under such agreements were notified that Folksamerica had assumed Arch Re U.S.'s obligations and that, unless the reinsureds object to the assumption, Arch Re U.S. will be released from its obligations to those reinsured. None of such reinsureds objected to the assumption. However, Arch Re U.S. will continue to be liable under those reinsurance agreements if the notice is found not

11.  CONTINGENCIES RELATING TO THE SALE OF PRIOR REINSURANCE OPERATIONS
     (Continued)

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

     Under the terms of the agreement, the Company had also purchased in 2000 reinsurance protection covering the Company's transferred aviation business to reduce the net financial loss to Folksamerica on any large commercial airline catastrophe to $5.4 million, net of reinstatement premiums. Although the Company believes that any such net financial loss will not exceed $5.4 million, the Company has agreed to reimburse Folksamerica if a loss is incurred that exceeds $5.4 million for aviation losses under certain circumstances prior to May 5, 2003. The Company also made representations and warranties to Folksamerica about the Company and the business transferred to Folksamerica for which the Company retains exposure for certain periods, and made certain other agreements. In addition, the Company retained its tax and employee benefit liabilities and other liabilities not assumed by Folksamerica, including all liabilities not arising under reinsurance agreements transferred to Folksamerica in the asset sale and all liabilities (other than liabilities arising under reinsurance agreements) arising out of or relating to a certain managing underwriting agency. Although Folksamerica has not asserted that any amount is currently due under any of the indemnities provided by the Company under the asset purchase agreement, Folksamerica has indicated a potential indemnity claim under the agreement in the event of the occurrence of certain future events. Based on all available information, the Company has denied the validity of any such potential claim.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

     The following discussion and analysis contains forward-looking statements which involve inherent risks and uncertainties. All statements other than statements of historical fact are forward-looking statements. These statements are based on our current assessment of risks and uncertainties. Actual results may differ materially from those expressed or implied in these statements. Important factors that could cause actual events or results to differ materially from those indicated in such statements are discussed in this report, including the section entitled "Cautionary Note Regarding Forward Looking Statements," and in our periodic reports filed with the Securities and Exchange Commission ("SEC").

GENERAL

     THE COMPANY

     We are a Bermuda public limited liability company with approximately $1.5 billion in equity capital and, through operations in Bermuda and the United States, are positioned to write insurance and reinsurance on a worldwide basis. While we are positioned to provide a full range of property and casualty insurance and reinsurance lines, we are focusing on writing specialty lines of insurance and reinsurance. In October 2001, we launched an underwriting initiative to meet current and future demand in the global insurance and reinsurance markets that included the recruitment of new insurance and reinsurance management teams and an equity capital infusion of $763.2 million. It is our belief that our existing Bermuda and U.S.-based underwriting platform, our strong management team and our capital that is unencumbered by significant exposure to pre-2002 risks have enabled us to establish a strong presence in an attractive insurance and reinsurance marketplace.

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND RECENT ACCOUNTING PRONOUNCEMENTS

     The preparation of consolidated financial statements requires us to make many estimates and judgments that affect the reported amounts of assets, liabilities (including reserves), revenues and expenses, and related disclosures of contingent liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, insurance and other reserves, reinsurance recoverables, investment valuations, intangible assets, bad debts, income taxes, contingencies and litigation. We base our estimates on historical experience, where possible, and on various other assumptions that we believe to be reasonable under the circumstances, which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates and judgments for a relatively new insurance and reinsurance company, like our company, are even more difficult to make than those made in a mature company since very limited historical information has been reported to us through March 31, 2003. Actual results will differ from these estimates and such differences may be material. We believe that the following critical accounting policies require our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

     For reinsurance assumed, case reserves are based on reports received from ceding companies, supplemented by our estimates of reserves for which ceding company reports have not been received. For our insurance operations, generally, claims personnel determine whether to establish a case reserve for the estimated amount of the ultimate settlement of individual claims. The estimate reflects the judgment of claims personnel based on general corporate reserving practices and the experience and knowledge of such personnel regarding the nature and value of the specific type of claim and, where appropriate, advice of counsel. Our insurance operations also contract with a number of outside third party administrators in the claims process who, in certain cases, have limited authority to establish case reserves. The work of such administrators is reviewed and monitored by our claims personnel. Reserves are also established to provide for the estimated expense of settling claims, including legal and other fees and the general expenses of administering the claims adjustment process. Periodically, adjustments to the reported or case reserves may be made as additional information regarding the claims is reported or payments are made. In accordance with industry practice, we also maintain incurred but not reported ("IBNR") reserves. Such reserves are established to provide for incurred claims which have not yet been reported to an insurer or reinsurer as well as to actuarially adjust for any projected variance in case reserving.

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

     In establishing the reserves for losses and loss adjustment expenses, we have made various assumptions relating to the pricing of our reinsurance contracts and insurance policies and have also considered available historical industry experience and current industry conditions. Our reserving method for 2002 and 2003 was primarily the expected loss method, which is commonly applied when limited loss experience exists. We select the initial expected loss and loss adjustment expense ratios based on information derived by our underwriters and actuaries during the initial pricing of the business. These ratios consider, among other things, rate increases and changes in terms and conditions that have been observed in the market. Any estimates and assumptions made as part of the reserving process could prove to be inaccurate due to several factors, including the fact that very limited historical information has been reported to us through March 31, 2003 due to our start-up nature. As actual loss information is reported to us and we develop our own loss experience, our reserving methods will also include other actuarial techniques. It is possible that claims in respect of events that have occurred could exceed our reserves and have a material adverse effect on our results of operations in a particular period or our financial condition in general.

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

     PREMIUM REVENUES AND RELATED EXPENSES

     Insurance premiums written are recorded at the policy inception and are primarily earned on a pro rata basis in accordance with the terms of the policies. Unearned premium reserves represent the portion of such premiums written that relates to the unexpired terms of in-force insurance policies.

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

     COLLECTION OF INSURANCE-RELATED BALANCES

     We are subject to credit risk with respect to our reinsurance ceded because the ceding of risk to reinsurers or retrocessionaires does not relieve us of our liability to the clients or companies we insure or reinsure. If the financial condition of our reinsurers or retrocessionaires deteriorates, resulting in an impairment of their ability to make payments, we will provide for probable losses resulting from our inability to collect amounts due from such parties, as appropriate. We are also subject to credit risk from our alternative market products, such as rent-a-captive risk-sharing programs, which allow a client to retain a significant portion of its loss exposure without the administrative costs and capital commitment required to establish and operate its own captive. In certain of these programs, we participate in the operating results by providing excess reinsurance coverage and earn commissions and management fees. In addition, we write program business on a risk-sharing basis with managing general agents or brokers, which may be structured with commissions which are contingent on the underwriting results of the program. While we attempt to obtain collateral from such parties in an amount sufficient to guarantee their projected financial obligations to us, there is no guarantee that such collateral will be sufficient to secure their actual ultimate obligations. We provide for probable losses resulting from our inability to collect amounts due from managing general agents, brokers and other clients.

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

     For restricted shares granted, we record deferred compensation equal to the market value of the shares at the measurement date, which is amortized and primarily charged to income as non-cash compensation over the vesting period. These restricted shares are recorded as outstanding upon issuance (regardless of any vesting period). See "--Results of Operations--Non-Cash Compensation."

     RECENT ACCOUNTING PRONOUNCEMENTS

     See note 3, "Accounting Pronouncements," of the notes accompanying our consolidated financial statements.

RESULTS OF OPERATIONS

     The following table sets forth net income and earnings per share data:

                                                     (UNAUDITED)
                                                 THREE MONTHS ENDED
                                                      MARCH 31,
                                           -----------------------------
(in thousands except share data)                2003          2002
                                           -------------   -------------
Net income ..............................  $      52,486   $       3,966
                                           =============   =============
Diluted net income (loss) per share .....  $        0.78   $        0.08
                                           =============   =============
Diluted average shares outstanding ......     66,939,562      51,996,949

Due to the significant number of preference shares outstanding in 2003 and 2002, basic earnings per share data is not meaningful. The increase in diluted average shares outstanding in the 2003 first quarter compared to the 2002 first quarter is primarily due to the effect of the issuance of (i) 7,475,000 common shares in connection with an offering completed by us in April 2002, (ii) 3,706,930 preference shares issued in 2002 pursuant to post-closing purchase price adjustments to investors who provided our November 2001 capital infusion and
(iii) 3,748,946 common shares upon the exercise of warrants from August to September 2002.

     The following table sets forth an analysis of underwriting income or loss, together with a reconciliation of underwriting income or loss to net income or loss for the 2003 first quarter and 2002 first quarter. Certain prior period information has been reclassified to conform to the current presentation.

                                                             (UNAUDITED)
                                                          THREE MONTHS ENDED
                                                              MARCH 31,
                                                       ------------------------
(in thousands)                                           2003           2002
                                                       ---------      ---------
Gross premiums written ............................    $ 860,100      $ 304,795
Net premiums written ..............................      776,863        280,710

Net premiums earned ...............................      404,451         67,527
Policy-related fee income .........................        3,213          1,168
Other underwriting-related fee income .............        1,927             --
Losses and loss adjustment expenses ...............     (263,128)       (50,539)
Acquisition expenses, net .........................      (78,152)        (7,311)
Other operating expenses ..........................      (28,208)        (7,020)
                                                       ---------      ---------
Underwriting income-- GAAP basis ..................       40,103          3,825

Net investment income .............................       18,438          9,167
Net realized investment gains (losses) ............        6,199         (1,465)
Other fee income, net of related expenses .........          536           (612)
Other income ......................................        1,139            798
Other expenses ....................................       (2,872)        (3,286)
Net foreign exchange gains (losses) ...............        1,050           (108)
Non-cash compensation .............................       (4,264)        (4,128)
                                                       ---------      ---------
Income before income taxes ........................       60,329          4,191
Income tax expense ................................       (7,843)          (225)
                                                       ---------      ---------
NET INCOME ........................................    $  52,486      $   3,966
                                                       =========      =========

     The following table sets forth the components of premiums written:

                                                             (UNAUDITED)
                                                          THREE MONTHS ENDED
                                                              MARCH 31,
                                                       ------------------------
                                                         2003           2002
                                                       ---------      ---------
PREMIUMS WRITTEN:
Direct ............................................    $ 323,299      $  58,747
Assumed ...........................................      536,801        246,048
                                                       ---------      ---------
Gross .............................................      860,100        304,795
Ceded .............................................      (83,237)       (24,085)
                                                       ---------      ---------
Net ...............................................    $ 776,863      $ 280,710
                                                       =========      =========

     Our underwriting results for the 2003 first quarter reflect the significant growth achieved by our reinsurance segment over the past fifteen months as well as the expansion of our insurance segment into additional lines of business, which occurred primarily during the second half of 2002. Results for the 2002 first quarter were primarily related to our reinsurance segment. See "--Segment Information" for a discussion regarding the underwriting results of our insurance and reinsurance segments.

     GROSS PREMIUMS WRITTEN

     Gross premiums written for the 2003 first quarter were $860.1 million, compared to $304.8 million for the 2002 first quarter. Our reinsurance segment provided $562.7 million, or 65.4%, of gross premiums written for the 2003 first quarter and $264.9 million, or 86.9% of gross premiums written for the 2002 first quarter. Our insurance segment provided $297.4 million, or 34.6%, of gross premiums written for the 2003 first quarter and $39.9 million, or 13.1%, of gross premiums written for the 2002 first quarter.

     NET PREMIUMS WRITTEN

     Net premiums written for the 2003 first quarter were $776.9 million, compared to $280.7 million for the 2002 first quarter. Our reinsurance segment provided $547.5 million, or 70.5%, of net premiums written for the 2003 first quarter and $264.9 million, or 94.4%, of net premiums written for the 2002 first quarter. Our insurance segment provided $229.4 million, or 29.5%, of net premiums written for the 2003 first quarter and $15.8 million, or 5.6%, of net premiums written for the 2002 first quarter.

     COMBINED RATIOS

     The combined ratio represents a measure of underwriting profitability (and, therefore, excludes investment income) and is the sum of the loss ratio and underwriting expense ratios. A combined ratio under 100% represents an underwriting profit and a combined ratio over 100% represents an underwriting loss.

                                                             (UNAUDITED)
                                                          THREE MONTHS ENDED
                                                              MARCH 31,
                                                       ------------------------
                                                         2003           2002
                                                       ---------      ---------
STATUTORY BASIS (1)
Loss ratio ..........................................       65.1%          74.8%
Acquisition expense ratio (2) .......................       18.1%          11.6%
Other operating expense ratio .......................        4.5%           3.6%
                                                       ---------      ---------
Combined ratio ......................................       87.7%          90.0%
                                                       =========      =========

GAAP BASIS (1)
Loss ratio ..........................................       65.1%          74.8%
Acquisition expense ratio (2) .......................       18.5%           9.1%
Other operating expense ratio .......................        7.0%          10.4%
                                                       ---------      ---------
Combined ratio ......................................       90.6%          94.3%
                                                       =========      =========

(1) The loss ratios for statutory and GAAP are based on earned premiums. The statutory expense ratios are based on net premiums written, while the GAAP expense ratios are based on net premiums earned.

(2) The acquisition expense ratio is adjusted to include policy-related fee income.

     UNDERWRITING RESULTS

     Our underwriting income was $40.1 million for the 2003 first quarter, compared to $3.8 million for the 2002 first quarter. The combined ratio, on a GAAP basis, was 90.6% for the 2003 first quarter, compared to 94.3% for the 2002 first quarter. The loss ratio was 65.1% for the 2003 first quarter, compared to 74.8% for the 2002 first quarter. The acquisition expense ratio for the 2003 first quarter was 18.5%, compared to 9.1% for the 2002 first quarter. A significant portion of the decrease in the loss ratio and increase in the acquisition expense ratio in 2003 was due to the higher percentage of reinsurance segment net premiums earned relating to pro rata contracts. Typically, pro rata business is written at lower loss ratios and higher acquisition expense ratios than excess of loss business. In addition, during the 2003 first quarter, the Company recorded lower loss ratios on business that is primarily exposed to catastrophic events based on a lower than expected level of such events. The other operating expense ratio was 7.0% for the 2003 first quarter, compared to 10.4% for the 2002 first quarter. While aggregate other operating expenses were higher for the 2003 first quarter compared to the 2002 first quarter, the other operating expense ratio decreased primarily due to the significant growth in net premiums earned.

     NET INVESTMENT INCOME

     Net investment income was $18.4 million for the 2003 first quarter, compared to $9.2 million in the 2002 first quarter. The increase in net investment income in the 2003 first quarter was due to the significant increase in our invested assets resulting from (1) cash flow from operations in 2003 and 2002 and (2) proceeds received from the public offering of our common shares in April 2002 and the exercise of warrants in September 2002.

     Our pre-tax and after-tax investment yields, respectively, for the 2003 first quarter were 3.5% and 3.1%, compared to 3.6% and 3.2% for the 2002 first quarter. These yields were calculated based on the amortized cost of the portfolio. Yields on future investment income may vary based on economic conditions, investment allocation decisions and other factors.

     NET REALIZED GAINS OR LOSSES ON INVESTMENTS

     Following is summary of net realized investment gains (losses) for the 2003 and 2002 first quarters:

                                                             (UNAUDITED)
                                                          THREE MONTHS ENDED
                                                              MARCH 31,
(in thousands)                                           2003           2002
                                                       ---------      ---------
Fixed maturities ...................................   $   3,935          ($747)
Privately held securities ..........................         366           (728)
Publicly traded equity securities ..................          --             10
Other ..............................................       1,898             --
                                                       ---------      ---------
Total ..............................................   $   6,199        ($1,465)
                                                       =========      =========

Net realized gains in our fixed income portfolio during the 2003 first quarter resulted from the sale of certain securities to reduce credit exposure, and from sales related to rebalancing the portfolio. We sold one privately held security during the 2003 first quarter which resulted in a realized gain. Also, we recorded a realized gain, shown as "Other" in the table above, on proceeds received from a class action lawsuit related to a publicly traded equity security which we previously owned and for which we had recorded a significant realized loss in a prior year.

     OTHER

     Other fee income, net of related expenses, represents revenues and expenses provided by our non-underwriting operations. Other income is generated by our investments in privately held securities. At March 31, 2003, we held five investments in privately held securities. Three of such investments are accounted for under the equity method of accounting. Under the equity method, we record a proportionate share of the investee company's net income or loss based on our ownership percentage in such investment, which amounted to $1.1 million for the 2003 first quarter, compared to $0.8 million for the 2002 first quarter. Other expenses primarily represent certain holding company costs necessary to support our growing worldwide insurance and reinsurance operations and costs associated with operating as a publicly-traded company.

     NET FOREIGN EXCHANGE GAINS OR LOSSES

     Net foreign exchange gains for the 2003 first quarter of $1,050,000 consisted of a net unrealized gain of $595,000 and net realized gains of $455,000. The net unrealized gain resulted from the translation of foreign denominated monetary assets and liabilities at March 31, 2003, as defined and required under GAAP. Foreign exchange gains and losses vary with fluctuations in currency rates. Accordingly, these gains and losses could add significant volatility to our net income in future periods.

     NON-CASH COMPENSATION

     Non-cash compensation results primarily from restricted shares granted in connection with our 2001 underwriting initiative. Non-cash compensation expense for the 2003 first quarter was $4.3 million, compared to $4.1 million for the 2002 first quarter. Absent significant additional restricted share grants during the remaining three quarters of 2003, non-cash compensation expense is currently expected to be approximately $3.5 million, $3.4 million, and $2.6 million, respectively.

     INCOME TAXES

     Our effective tax rate fluctuates from year to year consistent with the relative mix of income reported by jurisdiction due primarily to the varying tax rates in each jurisdiction. Our tax provision for the 2003 first quarter is based upon the expected annual effective tax rate on net income of 13.0%, compared to 5.4% for the 2002 first quarter. The increase in the effective tax rate for the 2003 first quarter compared to the 2002 first quarter is due to the higher expected contribution of U.S. source income to our total income in 2003. The effective tax rate, excluding the effect of certain non-cash compensation, net realized investment gains or losses, net foreign exchange gains or losses and other income, was approximately 12.5% for the 2003 first quarter, compared to 8.0% in the 2002 first quarter.

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

     SEGMENT INFORMATION

     We classify our businesses into two underwriting segments, reinsurance and insurance. SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," requires certain disclosures about operating segments in a manner that is consistent with how management evaluates the performance of the segment. For a description of our underwriting segments, refer to note 4, "Segment Information," of the notes accompanying our consolidated financial statements. Segment performance is evaluated primarily based on underwriting income or loss.

     REINSURANCE SEGMENT

     The following table sets forth our reinsurance segment's underwriting results for the 2003 first quarter and 2002 first quarter:

                                                             (UNAUDITED)
                                                          THREE MONTHS ENDED
                                                              MARCH 31,
                                                       ------------------------
(in thousands)                                           2003           2002
                                                       ---------      ---------
Gross premiums written ............................    $ 562,661      $ 264,861
Net premiums written ..............................      547,436        264,861

Net premiums earned ...............................    $ 265,947      $  55,533
Other underwriting-related fee income .............        1,927             --
Losses and loss adjustment expenses ...............     (163,915)       (40,904)
Acquisition expenses, net .........................      (64,666)        (7,262)
Other operating expenses ..........................       (6,119)        (3,518)
                                                       ---------      ---------
Underwriting income-- GAAP basis ..................    $  33,174      $   3,849
                                                       =========      =========

STATUTORY BASIS (1)
Loss ratio ........................................         61.6%          73.7%
Acquisition expense ratio .........................         21.2%          13.0%
Other operating expense ratio .....................          1.6%           2.1%
                                                       ---------      ---------
Combined ratio ....................................         84.4%          88.8%
                                                       =========      =========

GAAP BASIS (1)
Loss ratio ........................................         61.6%          73.7%
Acquisition expense ratio .........................         24.3%          13.1%
Other operating expense ratio .....................          2.3%           6.3%
                                                       ---------      ---------
Combined ratio ....................................         88.2%          93.1%
                                                       =========      =========

(1) The loss ratios for statutory and GAAP are based on earned premiums. The statutory expense ratios are based on net premiums written, while the GAAP expense ratios are based on net premiums earned.

     UNDERWRITING INCOME. The reinsurance segment's underwriting income, on a GAAP basis, was $33.2 million for the 2003 first quarter, compared to $3.8 million for the 2002 first quarter. The combined ratio for the reinsurance segment, on a GAAP basis, was 88.2% for the 2003 first quarter, compared to 93.1% for the 2002 first quarter. The components of the reinsurance segment's underwriting income are discussed below.

     PREMIUMS WRITTEN. Gross and net premiums written for our reinsurance segment were $562.7 million and $547.4 million, respectively, for the 2003 first quarter, compared to gross and net premiums written of $264.9 million for the 2002 first quarter. For the 2003 first quarter, 57.0% of net premiums written were generated from pro rata contracts and 43.0% were derived from excess of loss treaties. For the 2002 first quarter, 29.8% of net premiums written were generated from pro rata contracts and 70.2% were derived from excess of loss treaties. Typically, pro rata business is written at lower loss ratios and higher acquisition expense ratios than excess of loss business.

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

     Set forth below is summary information regarding the reinsurance segment's net premiums written and earned by major line of business for the 2003 first quarter and 2002 first quarter:

                                                              (UNAUDITED)
                                                           THREE MONTHS ENDED
                                                               MARCH 31,
                                                     2003                       2002
                                            -----------------------    -----------------------
                                                            % OF                      % OF
(in thousands)                                AMOUNT       TOTAL         AMOUNT       TOTAL
                                            ----------   ----------    ----------   ----------
REINSURANCE SEGMENT

MAJOR LINE OF BUSINESS:
 NET PREMIUMS WRITTEN
 Casualty ................................  $  163,960         30.0%   $   40,740         15.4%
 Other specialty .........................     136,015         24.8%       30,255         11.4%
 Property excluding property catastrophe .     112,600         20.6%       42,672         16.1%
 Property catastrophe ....................      48,773          8.9%       50,715         19.1%
 Non-traditional .........................      47,635          8.7%       70,370         26.6%
 Marine, aviation and space ..............      31,421          5.7%       18,959          7.2%
 Casualty clash ..........................       7,032          1.3%       11,150          4.2%
                                            ----------   ----------    ----------   ----------
 Total ...................................  $  547,436        100.0%   $  264,861        100.0%
                                            ==========   ==========    ==========   ==========

 NET PREMIUMS EARNED
 Casualty ................................  $   78,507         29.5%   $    6,516         11.7%
 Property excluding property catastrophe .      61,067         23.0%        7,830         14.1%
 Other specialty .........................      57,672         21.7%        7,482         13.5%
 Property catastrophe ....................      27,611         10.4%       11,932         21.5%
 Non-traditional .........................      22,028          8.3%       14,950         26.9%
 Marine, aviation and space ..............      15,582          5.8%        4,020          7.2%
 Casualty clash ..........................       3,480          1.3%        2,803          5.1%
                                            ----------   ----------    ----------   ----------
 Total ...................................  $  265,947        100.0%   $   55,533        100.0%
                                            ==========   ==========    ==========   ==========

     For information regarding net premiums written produced by geographic location for the reinsurance segment, refer to note 4, "Segment Information," of the notes accompanying our consolidated financial statements.

     NET PREMIUMS EARNED. For the 2003 first quarter, approximately 48.6% of the reinsurance segment's net premiums written were earned, compared to 21.0% for the 2002 first quarter. Due to the significant growth in premiums written in the 2003 first quarter compared to the 2002 first quarter, there is a significant difference between written and earned premiums for such periods. For the 2003 first quarter, 64.6% of net premiums earned were generated from pro rata contracts, while 35.4% of net premiums earned were generated from excess of loss treaties. For the 2002 first quarter, 20.6% of net premiums earned were generated from pro rata contracts, while 79.4% of net premiums earned were generated from excess of loss treaties.

     OTHER UNDERWRITING-RELATED FEE INCOME. Certain reinsurance contracts included in our non-traditional business are deemed, for financial reporting purposes, not to transfer insurance risk, and are accounted for using the deposit method of accounting. For those contracts that contain an element of underwriting risk, the estimated profit margin is deferred and amortized over the contract period. We recorded $1.9 million on such contracts for the 2003 first quarter, which is included in other underwriting-related fee income. On a notional basis, the amount of "premiums" attaching to such contracts was $110.0 million.

     LOSSES AND LOSS ADJUSTMENT EXPENSES. Reinsurance segment losses and loss adjustment expenses incurred for the 2003 first quarter were $163.9 million, or 61.6%, of net premiums earned, compared to $40.9 million, or

73.7%, for the 2002 first quarter. The decrease in the loss ratio in the 2003 first quarter was due, in part, to the increased percentage of net premiums earned from pro rata contracts. In addition, during the 2003 first quarter, the Company recorded lower loss ratios on business that is primarily exposed to catastrophic events based on a lower than expected level of such events. For a discussion of the reserves for losses and loss adjustment expenses, please refer to the section above entitled "--Critical Accounting Policies, Estimates and Recent Accounting Pronouncements--Reserves for Losses and Loss Adjustment Expenses."

     UNDERWRITING EXPENSES. The acquisition expense ratio for the 2003 first quarter was 24.3%, compared to 13.1% for the 2002 first quarter, and the other operating expense ratio for the 2003 first quarter was 2.3%, compared to 6.3% for the 2002 first quarter. The increase in the acquisition expense ratio in the 2003 first quarter was due, in part, to the increased percentage of pro rata business earned in the 2003 first quarter. The decrease in the other operating expense ratio primarily resulted from the significant increase in net premiums earned in the 2003 first quarter. Since the staffing and infrastructure building of the reinsurance segment has been substantially completed, the anticipated operating expense ratio for 2003 currently is expected to be stable, given current market conditions, although no assurances can be given to that effect.

     INSURANCE SEGMENT

     The following table sets forth our insurance segment's underwriting results for the 2003 first quarter and 2002 first quarter:

                                                             (UNAUDITED)
                                                          THREE MONTHS ENDED
                                                              MARCH 31,
                                                       ------------------------
(in thousands)                                           2003           2002
                                                       ---------      ---------
Gross premiums written .............................   $ 297,439      $  39,934
Net premiums written ...............................     229,427         15,849

Net premiums earned ................................   $ 138,504      $  11,994
Policy-related fee income ..........................       3,213          1,168
Losses and loss adjustment expenses ................     (99,213)        (9,635)
Acquisition expenses, net ..........................     (13,486)           (49)
Other operating expenses ...........................     (22,089)        (3,502)
                                                       ---------      ---------
Underwriting income (loss)-- GAAP basis ............   $   6,929           ($24)
                                                       =========      =========

STATUTORY BASIS (1)
Loss ratio .........................................        71.6%          80.3%
Acquisition expense ratio (2) ......................        10.6%         (13.3%)
Other operating expense ratio ......................        11.6%          27.5%
                                                       ---------      ---------
Combined ratio .....................................        93.8%          94.5%
                                                       =========      =========

GAAP BASIS (1)
Loss ratio .........................................        71.6%          80.3%
Acquisition expense ratio (2) ......................         7.4%          (9.3%)
Other operating expense ratio ......................        15.9%          29.2%
                                                       ---------      ---------
Combined ratio .....................................        94.9%         100.2%
                                                       =========      =========

(1) The loss ratios for statutory and GAAP are based on earned premiums. The statutory expense ratios are based on net premiums written, while the GAAP expense ratios are based on net premiums earned.

(2) The acquisition expense ratio is adjusted to include certain policy-related fee income.

     UNDERWRITING INCOME (LOSS). The insurance segment's underwriting income, on a GAAP basis, was $6.9 million for the 2003 first quarter, compared to a loss of $24,000 for the 2002 first quarter. The combined ratio for the insurance segment, on a GAAP basis, was 94.9% for the 2003 first quarter, compared to 100.2% for the 2002 first quarter. The components of the insurance segment's underwriting income are discussed below.

     PREMIUMS WRITTEN. Gross and net premiums written for our insurance segment were $297.4 million and $229.4 million, respectively, for the 2003 first quarter, compared to gross and net premiums written of $39.9 million and $15.8 million, respectively, for the 2002 first quarter. During 2002, our insurance segment established new profit centers in various specialty lines and began writing business in its new areas of focus in the 2002 second quarter. In addition, the insurance segment added a number of new programs during 2002. Accordingly, premiums written by the insurance segment for the 2003 first quarter are significantly higher than the 2002 first quarter. In addition, in our program business, net premiums written increased because we reduced the amount of premiums ceded to unaffiliated reinsurers.

     Set forth below is summary information regarding the insurance segment's net premiums written and earned by major line of business for the 2003 first quarter and 2002 first quarter:

                                                              (UNAUDITED)
                                                           THREE MONTHS ENDED
                                                               MARCH 31,
                                                     2003                       2002
                                            -----------------------    -----------------------
                                                            % OF                      % OF
(in thousands)                                AMOUNT       TOTAL         AMOUNT       TOTAL
                                            ----------   ----------    ----------   ----------
INSURANCE SEGMENT

MAJOR LINE OF BUSINESS:
 NET PREMIUMS WRITTEN (1)
 Programs ................................  $   74,583         32.5%   $    2,267         14.3%
 Casualty ................................      49,335         21.5%           --           --
 Executive assurance .....................      25,264         11.0%        1,912         12.1%
 Professional liability ..................      19,843          8.7%           --           --
 Construction and surety .................      19,710          8.6%           --           --
 Healthcare ..............................      16,264          7.1%           --           --
 Property ................................      14,238          6.2%           --           --
 Other ...................................      10,190          4.4%       11,670         73.6%
                                            ----------   ----------    ----------   ----------
 Total ...................................  $  229,427        100.0%   $   15,849        100.0%
                                            ==========   ==========    ==========   ==========

 NET PREMIUMS EARNED (1)
 Programs ................................  $   43,629         31.5%   $    1,732         14.4%
 Casualty ................................      25,255         18.2%           --           --
 Executive assurance .....................      16,274         11.8%           96          0.8%
 Property ................................      12,495          9.0%           --           --
 Construction and surety .................       9,829          7.1%           --           --
 Healthcare ..............................       8,813          6.4%           --           --
 Professional liability ..................       8,375          6.0%           --           --
 Other ...................................      13,834         10.0%       10,166         84.8%
                                            ----------   ----------    ----------   ----------
 Total ...................................  $  138,504        100.0%   $   11,994        100.0%
                                            ==========   ==========    ==========   ==========

     For information regarding net premiums written produced by geographic location for the insurance segment, refer to note 4, "Segment Information," of the notes accompanying our consolidated financial statements.

     NET PREMIUMS EARNED. For the 2003 first quarter, approximately 60.4% of the insurance segment's net premiums written were earned, compared to 75.7% for the 2002 first quarter. The lower percentage of net premiums earned in the 2003 first quarter is due to the significant amount of new business written in the insurance segment's specialty lines of business.

      POLICY-RELATED FEE INCOME. Policy-related fee income, such as billing, cancellation and reinstatement fees, is primarily recognized as earned when substantially all of the related services have been provided. Policy-related fee income will vary in the future related to such activity and is earned primarily in our non-standard automobile business.

      LOSSES AND LOSS ADJUSTMENT EXPENSES. Insurance segment losses and loss adjustment expenses incurred for the 2003 first quarter were $99.2 million, or 71.6%, of net premiums earned, compared to $9.6 million, or 80.3%, for the 2002 first quarter.

      UNDERWRITING EXPENSES. The acquisition expense ratio for our insurance segment is calculated net of certain policy-related fee income and is influenced by, among other things, (1) the amount of ceding commissions received from unaffiliated reinsurers and (2) the amount of business written on a surplus lines (non-admitted) basis. The acquisition expense ratio was 7.4% for the 2003 first quarter (net of 2.3 points of policy-related fee income), compared to (9.3%) for the 2002 first quarter (net of 9.7 points of fee income). The increase in the acquisition expense ratio in the 2003 first quarter primarily resulted from the higher percentage of business retained by the insurance segment.

      The other operating expense ratio for the 2003 first quarter was 15.9%, compared to 29.2% for the 2002 first quarter. While aggregate operating expenses increased significantly due to the buildup in our insurance group's infrastructure, the operating expense ratio decreased primarily due to the growth in net premiums earned.

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

      Pursuant to a shareholders agreement that we entered into in connection with the November 2001 capital infusion, we have agreed not to declare any dividend or make any other distribution on our common shares, and not to repurchase any common shares, until we have repurchased from funds affiliated with Warburg Pincus LLC ("Warburg Pincus Funds"), funds affiliated with Hellman & Friedman LLC ("Hellman & Friedman Funds") and the other holders of our preference shares, pro rata, on the basis of the amount of each of these shareholders' investment in us at the time of such repurchase, preference shares having an aggregate value of $250.0 million, at a per share price acceptable to these shareholders.

      On a consolidated basis, our aggregate invested assets, including cash and short-term investments, totaled approximately $2.3 billion at March 31, 2003. As of such date, ACGL's readily available cash, short-term investments and marketable securities, excluding amounts held by our regulated insurance and reinsurance subsidiaries, totaled $15.1 million.

     The ability of our regulated insurance and reinsurance subsidiaries to pay dividends or make distributions is dependent on their ability to meet applicable regulatory standards. Under Bermuda law, Arch Reinsurance Ltd. ("Arch Re Bermuda") is required to maintain a minimum solvency margin (i.e., the amount by which the value of its general business assets must exceed its general business liabilities) equal to the greatest of (1) $100,000,000, (2) 50% of net premiums written (being gross premiums written by us less any premiums ceded by us, but we may not deduct more than 25% of gross premiums when computing net premiums written) and (3) 15% of loss and other insurance reserves. Arch Re Bermuda is prohibited from declaring or paying any dividends during any financial year if it is not in compliance with its minimum solvency margin. In addition, Arch Re Bermuda is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year's statutory balance sheet) unless it files, at least seven days before payment of such dividends, with the Bermuda Monetary Authority an affidavit stating that it will continue to meet the required margins. In addition, Arch Re Bermuda is prohibited, without prior approval of the Bermuda Monetary Authority, from reducing by 15% or more its total statutory capital, as set out in its previous year's financial statements. At December 31, 2002, Arch Re Bermuda had statutory capital and surplus as determined under Bermuda law of $1.2 billion (including ownership interests in its wholly owned subsidiaries). Accordingly, 15% of Arch Re Bermuda's capital, or approximately $179 million, is available for dividends during 2003 without prior approval under Bermuda law, as discussed above. Our U.S. insurance and reinsurance subsidiaries, on a consolidated basis, may not pay any significant dividends or distributions during 2003 without prior regulatory approval. In addition, the ability of our insurance and reinsurance subsidiaries to pay dividends could be constrained by our dependence on financial strength ratings from independent rating agencies. Our ratings from these agencies depend to a large extent on the capitalization levels of our insurance and reinsurance subsidiaries.

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

     Cash flow from operating activities on a consolidated basis are provided by premiums collected, fee income, investment income and collected reinsurance recoverables, offset by losses and loss adjustment expense payments, reinsurance premiums payable and operating costs. Consolidated cash provided by operating activities was $300.5 million for the 2003 first quarter, compared to $48.3 million for the 2002 first quarter. The increase in cash provided by operating activities resulted from the significant growth in our operations over the past fifteen months.

     Our expanded underwriting activities will initially be supported by our capital, and we expect that our other operational needs for the foreseeable future will be met by our balance of cash and short-term investments, as well as by funds generated from underwriting activities and investment income and proceeds on the sale or maturity of our investments. We have an effective shelf registration statement with the SEC. It permits us to issue various types of securities, including unsecured debt securities, preference shares and common shares, from time to time, up to an aggregate of $500 million. The unused portion of our shelf registration is approximately $309 million. Any additional issuance of common shares by us could have the effect of diluting our earnings per share and our book value per share.

     At March 31, 2003 and December 31, 2002, our consolidated shareholders' equity was approximately $1.5 billion and $1.4 billion, respectively. The increase in consolidated shareholders' equity was primarily attributable to the effects of net income for the 2003 first quarter and an increase in unrealized appreciation of investments.

CERTAIN MATTERS WHICH MAY MATERIALLY AFFECT OUR RESULTS OF OPERATIONS AND/OR FINANCIAL CONDITION

     RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

     We establish reserves for losses and loss adjustment expenses which represent estimates involving actuarial and statistical projections, at a given point in time, of our expectations of the ultimate settlement and administration costs of losses incurred. Estimating loss reserves is inherently difficult, which is exacerbated by the fact that we are a new company with relatively limited historical experience upon which to base such estimates. We utilize actuarial models as well as available historical insurance industry loss ratio experience and loss development patterns to assist in the establishment of appropriate loss reserves. Actual losses and loss adjustment expenses paid will deviate, perhaps substantially, from the reserve estimates reflected in our financial statements. See the section above entitled "--Critical Accounting Policies, Estimates and Recent Accounting Pronouncements--Reserves for Losses and Loss Adjustment Expenses."

     REINSURANCE PROTECTION AND RECOVERABLES

     For purposes of limiting our risk of loss, we reinsure a portion of our exposures, paying to reinsurers a part of the premiums received on the policies we write, and we may also use retrocessional protection. For the 2003 first quarter, ceded premiums written represented approximately 10% of gross premiums written, compared to 15% for the year ended December 31, 2002. The decrease is primarily due to an increased retention of our insurance segment premiums written during 2003.

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

     We monitor the financial condition of our reinsurers and attempt to place coverages only with substantial, financially sound carriers. At March 31, 2003, approximately 76% of our reinsurance recoverables on paid and unpaid losses of $263.0 million (not including prepaid reinsurance premiums) were due from carriers which had an A.M. Best rating of "A-" or better. We had no amounts recoverable on unpaid losses from a single entity or group of entities that exceeded 5% of our total shareholders' equity.

     The following table details our reinsurance recoverables at March 31, 2003:

                                                                                A.M. BEST
                                                                    % OF TOTAL  RATING (1)
                                                                    ----------  ----------
    Sentry Insurance a Mutual Company (2) ....................         15.2%       A+
    Alternative market recoverables (3) ......................          9.1%       NR
    Lloyd's of London syndicates (4) .........................          8.4%       A-
    Hartford Fire Insurance Company ..........................          7.2%       A+
    Swiss Reinsurance America Corporation ....................          6.3%      A++
    Folksamerica Reinsurance Company .........................          5.5%       A-
    Odyssey Reinsurance Corporation ..........................          4.6%        A
    Employers Reinsurance Corporation ........................          3.8%       A+
    GMAC Insurance Group .....................................          3.2%       A+
    GE Reinsurance Corporation ...............................          3.1%       A+
    Gerling Global Reinsurance Corporation of America ........          2.9%       NR
    AXA Corporate Solutions Reinsurance Company ..............          2.4%        B
    PMA Capital Insurance Company ............................          1.9%       A-
    Lumbermens Mutual Casualty Company .......................          1.5%      C++
    Trenwick America Reinsurance Corporation .................          0.3%       NR
    All other (5) ............................................         24.6%
                                                                      ------
    Total ....................................................        100.0%
                                                                      ======

(1) The financial strength ratings are as of May 11, 2003 and were assigned by A.M. Best based on its opinion of the insurer's financial strength as of such date. An explanation of the ratings listed in the table follows: ratings of "A++" and "A+" are designated "Superior"; the "A" and "A-" ratings are designated "Excellent"; the "B" rating is designated "Fair"; and the "C++" rating is designated "Marginal." Additionally, A.M. Best has five classifications within the "Not Rated" or "NR" category. Reasons for an "NR" rating being assigned by A.M. Best include insufficient data, size or operating experience, companies which are in run-off with no active business writings or are dormant, companies which disagree with their rating and request that a rating not be published or insurers that request not to be formally evaluated for the purposes of assigning a rating opinion.

(2) In connection with our acquisition of Arch Specialty Insurance Company ("Arch Specialty") in February 2002, the seller, Sentry Insurance a Mutual Company ("Sentry"), agreed to reinsure or otherwise assume all liabilities arising out of Arch Specialty Insurance Company's business prior to the closing of the acquisition. The balance due from Sentry includes all such amounts.

(3) Includes amounts recoverable from separate cell accounts in our alternative markets unit.

(4) The A.M. Best group rating of "A-" (Excellent) has been applied to all Lloyd's of London syndicates.

(5) The following table provides a breakdown of the "All other" category by A.M. Best rating:

                                                                % OF TOTAL
                                                                ----------
  Companies rated A- or better .............................        17.2%
  Companies not rated ......................................         7.4%
                                                                  ------
  Total ....................................................        24.6%
                                                                  ======

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

     For our catastrophe exposed business, we seek to limit the amount of exposure we will assume from any one insured or reinsured and the amount of the exposure to catastrophe losses in any geographic zone. We monitor our exposure to catastrophic events, including earthquake, wind and specific terrorism exposures, and periodically reevaluate the estimated probable maximum pre-tax loss for such exposures. Our estimated probable maximum pre-tax loss is determined through the use of modeling techniques, but such estimate does not represent our total potential loss for such exposures. We seek to limit the probable maximum pre-tax loss to a percentage of our total shareholders' equity for severe catastrophic events. Currently, we generally seek to limit the probable maximum pre-tax loss to approximately 25% of total shareholders' equity for a severe catastrophic event in any geographic zone that could be expected to occur once in every 250 years. There can be no assurances that we will not suffer pre-tax losses greater than 25% of our total shareholders' equity from one or more catastrophic events due to several factors, including the inherent uncertainties in estimating the frequency and severity of such events and the margin of error in making such determinations resulting from potential inaccuracies in the data provided by clients and brokers, the modeling techniques and the application of such techniques. In addition, depending on business opportunities and the mix of business that may comprise our insurance and reinsurance portfolio, we may seek to limit the probable maximum pre-tax loss to a higher percentage of our total shareholders' equity for our catastrophe exposed business.

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

     CONTINGENCIES RELATING TO THE SALE OF PRIOR REINSURANCE OPERATIONS

     See note 11, "Contingencies Relating to the Sale of Prior Reinsurance Operations," of the notes accompanying our consolidated financial statements.

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

     Financial strength and claims paying ratings from third party rating agencies are instrumental in establishing the competitive positions of companies in our industry. Periodically, rating agencies evaluate us to confirm that we continue to meet their criteria for the ratings assigned to us by them. Our reinsurance subsidiaries, Arch Reinsurance Company ("Arch Re U.S.") and Arch Reinsurance Ltd. ("Arch Re Bermuda"), and our insurance subsidiaries, Arch Insurance Company, Arch Specialty and Arch Excess & Surplus Insurance Company, each currently have financial strength ratings of "A-" (Excellent) from A.M. Best. With respect to our non-standard automobile insurers, American Independent Insurance Company ("American Independent") has a financial strength rating of "C++" (Marginal) from A.M. Best, and Personal Service Insurance Company ("PSIC") has a financial strength rating of "A-" (Excellent) from A.M. Best.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     In April 2002, we established a letter of credit facility for up to $200 million. The principal purpose of this facility is to issue, as required, evergreen standby letters of credit in favor of primary insurance or reinsurance counterparties with which we have entered into reinsurance arrangements to ensure that such counterparties are permitted to take credit for reinsurance obtained from our reinsurance subsidiaries in United States jurisdictions where such subsidiaries are not licensed or otherwise admitted as an insurer, as required under insurance regulations in the United States. If such subsidiaries are unable to post security in the form of letters of credit or trust funds when required under such regulations, the operations of our reinsurance subsidiaries could be significantly and negatively affected.

     When issued under the facility, such letters of credit are secured by a portion of our investment portfolio. In addition, the letter of credit facility also requires the maintenance of certain financial covenants, with which we were in compliance at March 31, 2003. At such date, we had approximately $109.3 million in outstanding letters of credit which were secured by investments totaling $125.7 million. In addition to letters of credit, we have and may establish insurance trust accounts in the U.S. and Canada to secure our reinsurance amounts payable as required.

     This facility expires July 14, 2003. It is anticipated that the letter of credit facility will be renewed on expiry, but such renewals are subject to the availability of credit from banks which we utilize. In the event such support is insufficient, we could be required to provide alternative security to cedents. This could take the form of additional insurance trusts supported by our investment portfolio or funds withheld using our cash resources. The amount of letters of credit issued is driven by, among other things, the timing and payment of catastrophe losses, loss development of existing reserves, the payment pattern of such reserves, the further expansion of our business and the loss experience of such business. If we are unable to post security in the form of letters of credit or trust funds when required, our operations could be significantly and negatively affected.

INVESTMENTS

     At March 31, 2003, consolidated cash and invested assets totaled approximately $2.3 billion, consisting of $264.4 million of cash and short-term investments, $2.0 billion of publicly traded fixed maturity securities and $27.9 million of privately held securities. At March 31, 2003, our fixed income portfolio, which includes fixed maturity securities and short-term investments, had an average Standard & Poor's quality rating of "AA-" and an average duration of 2.5 years. Our fixed income investment portfolio is currently managed by external investment advisors under our direction in accordance with investment guidelines provided by us. Our current guidelines stress preservation of capital, market liquidity and diversification of risk.

     The following table summarizes the estimated fair value and carrying value of our fixed maturity securities and equity securities to amortized cost at March 31, 2003:

                                                                       (UNAUDITED)
                                                                     MARCH 31, 2003
                                            -----------------------------------------------------------------------
                                               ESTIMATED           GROSS             GROSS
                                            FAIR VALUE AND      UNREALIZED        UNREALIZED          AMORTIZED
(in thousands)                              CARRYING VALUE        GAINS            (LOSSES)             COST
                                            ---------------   ---------------    ---------------    ---------------
Fixed maturities:
  U.S. government and government agencies   $       317,631   $         5,741              ($105)   $       311,995
  Corporate bonds .......................         1,334,130            39,379               (807)         1,295,558
  Mortgage and asset backed securities ..           379,115            10,119               (129)           369,125
                                            ---------------   ---------------    ---------------    ---------------
                                                  2,030,876            55,239             (1,041)         1,976,678
                                            ---------------   ---------------    ---------------    ---------------
Equity securities:
  Privately held ........................            27,926             1,596                 --             26,330
                                            ---------------   ---------------    ---------------    ---------------
  Total .................................   $     2,058,802   $        56,835            ($1,041)   $     2,003,008
                                            ===============   ===============    ===============    ===============

     The following table presents the Standard & Poor's credit quality distribution of our fixed maturity securities at March 31, 2003:

                                             ESTIMATED
                                           FAIR VALUE AND
(in thousands)                             CARRYING VALUE     % OF TOTAL
                                           ---------------   ---------------
Fixed Maturities:
AAA ....................................   $       763,458              37.6%
AA .....................................           170,388               8.4%
A ......................................           747,484              36.8%
BBB ....................................           349,546              17.2%
                                           ---------------   ---------------
Total ..................................   $     2,030,876             100.0%
                                           ===============   ===============

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

     Our privately held equity securities consist of securities issued by privately held companies that are generally restricted as to resale or are otherwise illiquid and do not have readily ascertainable market values. The risk of investing in such securities is generally greater than the risk of investing in securities of widely held, publicly traded companies. At March 31, 2003, our private equity portfolio consisted of five investments totaling $27.9 million in fair value, with additional investment portfolio commitments in an aggregate amount of approximately $0.4 million. We do not currently intend to make any significant investments in privately held securities over and above our current commitments. See note 7, "Investment Information," of the notes accompanying our consolidated financial statements.

     We have not invested in derivative financial instruments such as futures, forward contracts, swaps or options or other financial instruments with similar characteristics such as interest rate caps or floors and fixed-rate loan commitments. Our portfolio includes mortgage-backed securities which contain embedded options. Our investments in mortgage-backed securities, which amounted to approximately $379.1 million at March 31, 2003, or 16.3% of cash and invested assets, are classified as available for sale and are not held for trading purposes.

BOOK VALUE PER SHARE

     The following book value per share calculations are based on shareholders' equity of approximately $1.5 billion and $1.4 billion at March 31, 2003 and December 31, 2002, respectively. Book value per share excludes the effects of stock options and Class B warrants. Diluted per share book value at March 31, 2003 increased to $22.16 from $21.20 at December 31, 2002. The increase in diluted per share book value was primarily attributable to our net income for the 2003 first quarter and an increase in unrealized appreciation of investments.

                                                         (UNAUDITED)
                                                        MARCH 31, 2003                DECEMBER 31, 2002
                                                 ----------------------------    ----------------------------
                                                   COMMON                         COMMON
                                                 SHARES AND                      SHARES AND
                                                  POTENTIAL     CUMULATIVE       POTENTIAL      CUMULATIVE
                                                   COMMON      BOOK VALUE         COMMON       BOOK VALUE
                                                   SHARES       PER SHARE         SHARES         PER SHARE
                                                 ----------   ---------------    ----------   ---------------
Common shares (1) .......................        27,977,277   $         23.76    27,725,334   $         21.48
Series A convertible preference shares ..        38,844,665   $         22.16    38,844,665   $         21.20
                                                 ----------   ---------------    ----------   ---------------
Common shares and potential common shares        66,821,942                      66,569,999
                                                 ==========   ===============    ==========   ===============

(1) Book value per common share at March 31, 2003 and December 31, 2002 was determined by dividing (i) the difference between total shareholders' equity and the aggregate liquidation preference of the Series A convertible preference shares of $815.7 million, by (ii) the number of common shares outstanding. Restricted common shares are included in the number of common shares outstanding as if such shares were issued on the date of grant.

     Pursuant to the subscription agreement entered in connection with the November 2001 capital infusion (the "Subscription Agreement"), a post-closing purchase price adjustment will be calculated in November 2003 (or such earlier date as agreed upon by us and the investors thereunder) based on an adjustment basket. The adjustment basket will be equal to (1) the difference between value realized upon sale and the GAAP book value at the closing of the capital infusion (November 2001) (as adjusted based on a pre-determined growth rate) of agreed upon non-core businesses; plus (2) the difference between GAAP net book value of our insurance balances attributable to our core insurance operations with respect to any policy or contract written or having an effective date prior to November 20, 2001 at the time of the final adjustment and those balances at the closing; minus (3) reductions in book value arising from costs and expenses relating to the transaction provided under the Subscription Agreement, actual losses arising out of breach of representations under the Subscription Agreement and certain other costs and expenses. If the adjustment basket, which will be calculated by our independent auditors, is less than zero, we will issue additional preference shares to the investors based on the decrease in value of the components of the adjustment basket. If the adjustment basket is greater than zero, we are allowed to use cash in an amount based on the increase in value of the components of the adjustment basket to repurchase common shares (other than any common shares issued upon conversion of the preference shares or exercise of the Class A warrants). In addition, on the fourth anniversary of the closing, there will be a calculation of a further adjustment basket based on (1) liabilities owed to Folksamerica (if any) under the Asset Purchase Agreement, dated as of January 10, 2000, between us and Folksamerica, and (2) specified tax and ERISA matters under the Subscription Agreement.

MARKET SENSITIVE INSTRUMENTS AND RISK MANAGEMENT

     In accordance with the SEC's Financial Reporting Release No. 48, we performed a sensitivity analysis to determine the effects that market risk exposures could have on the future earnings, fair values or cash flows of our financial instruments as of December 31, 2002. (See section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations--Market Sensitive Instruments and Risk Management" included in our 2002 Annual Report on Form 10-K.) Market risk represents the risk of changes in the fair value of a financial instrument and is comprised of several components, including liquidity, basis and price risks. At March 31, 2003, material changes in market risk exposures that affect the quantitative and qualitative disclosures presented as of December 31, 2002 are as follows:

     INTEREST RATE RISK

     The aggregate hypothetical loss generated from an immediate parallel, adverse shift in the treasury yield curve of 100 basis points would have resulted in a decrease in market value of approximately $55.2 million on our fixed income portfolio, including short-term investments, as of March 31, 2003. Such amount would have, on a pre-tax basis, decreased diluted book value per share by approximately $0.83 as of March 31, 2003.

     FOREIGN CURRENCY EXCHANGE RISK

     Foreign currency rate risk is the potential change in value, income, and cash flow arising from adverse changes in foreign currency exchange rates. A 10% depreciation of the U.S. dollar against other currencies under our outstanding contracts at March 31, 2003 would have resulted in unrealized losses of approximately $15.9 million, and would have decreased diluted net income per share by approximately $0.24 for the 2003 first quarter. For further discussion on foreign exchange activity, please refer to "--Results of Operations--Net Foreign Exchange Gains or Losses."

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

     Forward-looking statements involve our current assessment of risks and uncertainties. Actual events and results may differ materially from those expressed or implied in these statements. Important factors that could cause actual events or results to differ materially from those indicated in such statements are discussed below, elsewhere in this report and in our periodic reports filed with the SEC, and include:

     - our ability to successfully implement our business strategy, as described herein;

     - acceptance of our products and services and security by brokers and insureds;

     - acceptance of our business strategy, security and financial condition by rating agencies and regulators;

     - general economic and market conditions (including inflation, interest rates and foreign currency exchange rates) and conditions specific to the reinsurance and insurance markets in which we operate;

     - competition, including increased competition, on the basis of pricing, capacity, coverage terms or other factors;

     - our ability to successfully integrate new management and operating personnel and to establish and maintain operating procedures to effectively support our new underwriting initiatives and to develop accurate actuarial, financial and other data and develop and implement actuarial, financial and other models and procedures;

     -    the loss of key personnel;

     - the integration of businesses we have acquired or may acquire into our existing operations;

     - estimates and judgments, including those related to revenue recognition, insurance and other reserves, reinsurance recoverables, investment valuations, intangible assets, bad debts, income taxes, contingencies and litigation, for a relatively new insurance and reinsurance company, like our company, are even more difficult to make than those made in a mature company since very limited historical information has been reported to us through March 31, 2003;

     - greater than expected loss ratios on business written by us and adverse development on reserves for losses and loss adjustment expenses related to business written by our insurance and reinsurance subsidiaries;

     -    severity and/or frequency of losses;

     - claims for natural or man-made catastrophic events in our insurance or reinsurance business could cause large losses and substantial volatility in our results of operations;

     - acts of terrorism, political unrest and other hostilities or other unforecasted and unpredictable events;

     - losses relating to aviation business and business produced by a certain managing underwriting agency for which we may be liable to the purchaser of our prior reinsurance business or to others in connection with the May 5, 2000 asset sale;

     - availability to us of reinsurance to manage our gross and net exposures and the cost of such reinsurance;

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

                             CONTROLS AND PROCEDURES

     Within the 90 days prior to the date of filing this Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     We, in common with the insurance industry in general, are subject to litigation and arbitration in the normal course of our business. As of March 31, 2003, we were not a party to any material litigation or arbitration other than as a part of the ordinary course of business in relation to claims activity, none of which is expected by management to have a significant adverse effect on our results of operation and financial condition and liquidity.

ITEM 5. OTHER INFORMATION

     In accord with Section 10a(i) (2) of the Exchange Act, we are responsible for disclosing non-audit services to be provided by our independent auditor, PricewaterhouseCoopers LLP, which are approved by the Audit Committee of our board of directors.

     During the 2003 first quarter, the Audit Committee approved engagements of PricewaterhouseCoopers LLP for the following permitted non-audit services: tax services, tax consulting and tax compliance.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS.

EXHIBIT NO.                        DESCRIPTION
-----------  ----------------------------------------------------------------

  10.1 Amendment to Letter of Credit Agreement, dated as of March 27, 2003, by and among Arch Reinsurance Ltd., Arch Reinsurance Company, Alternative Re Limited, Arch Insurance Company and Fleet National Bank.

  10.2 Amendment to Retention Agreement, dated as of April 10, 2003, by and among ACGL, Arch Capital Group (U.S.) Inc. and Robert Clements.

  15 Accountants' Awareness Letter (regarding unaudited interim financial information).

  99.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  99.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  REPORTS ON FORM 8-K.

      ACGL submitted following reports on Form 8-K during the 2003 first quarter on: (1) February 25, 2003 to furnish the 2002 fourth quarter earnings release issued by ACGL; and (2) March 31, 2003 for the purpose of providing the certifications of the President and the Chief Financial Officer of ACGL under
Section 906 of the Sarbanes-Oxley Act of 2002. ACGL also submitted a report on Form 8-K on May 12, 2003 to furnish the 2003 first quarter earnings release issued by ACGL. Since these reports contain information that was furnished, they are not incorporated by reference herein.

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


                                 ARCH CAPITAL GROUP LTD.
                                 -----------------------------------------------
                                 (REGISTRANT)


                                 /s/ Peter A. Appel
                                 -----------------------------------------------
Date:  May 14, 2003              Peter A. Appel
                                 President and Chief Executive Officer
                                 (Principal Executive Officer) and Director


                                 /s/ John D. Vollaro
                                 -----------------------------------------------
Date:  May 14, 2003              John D. Vollaro
                                 Executive Vice President,  Chief  Financial
                                 Officer and Treasurer  (Principal  Financial
                                 and  Accounting Officer)

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

Date: May 14, 2003

By:     /s/ Peter A. Appel
        -------------------
Name:   Peter A. Appel
Title:  President and Chief Executive Officer

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

Date: May 14, 2003

By:     /s/ John D. Vollaro
        -------------------
Name:   John D. Vollaro
Title:  Executive Vice President, Chief Financial Officer and Treasurer

                                  EXHIBIT INDEX

EXHIBIT NO.                        DESCRIPTION
-----------  ----------------------------------------------------------------

  10.1 Amendment to Letter of Credit Agreement, dated as of March 27, 2003, by and among Arch Reinsurance Ltd., Arch Reinsurance Company, Alternative Re Limited, Arch Insurance Company and Fleet National Bank.

  10.2 Amendment to Retention Agreement, dated as of April 10, 2003, by and among ACGL, Arch Capital Group (U.S.) Inc. and Robert Clements.

  15 Accountants' Awareness Letter (regarding unaudited interim financial information).

  99.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  99.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.