Form 10-Q
period 2003-06-30
ARCH CAPITAL GROUP LTD
filed 2003-08-14
CIK 947484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period to

Commission file number:  0-26456

ARCH CAPITAL GROUP LTD.

(Exact name of registrant as specified in its charter)

Bermuda	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Wessex House, 45 Reid Street Hamilton HM 12 Bermuda
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (441) 278-9250

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

Yes   ☒     No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common shares.

Class	Outstanding at July 31, 2003
Common Shares, $0.01 par value	28,084,950

ARCH CAPITAL GROUP LTD.

Report of Independent Accountants

To the Board of Directors and Shareholders of

Arch Capital Group Ltd.:

We have reviewed the accompanying consolidated balance sheet of Arch Capital Group Ltd. and its subsidiaries as of June 30, 2003, and the related consolidated statements of income for each of the three and six month periods ended June 30, 2003 and 2002, and the consolidated statements of comprehensive income, changes in shareholders’ equity, and cash flows for each of the six month periods ended June 30, 2003 and 2002. These interim financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2002, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 19, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2002, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
New York, New York
July 30, 2003

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	(Unaudited)
	June 30, 2003	December 31, 2002

Assets
Investments:
Fixed maturities available for sale, at fair value (amortized cost: 2003, $2,218,222; 2002, $1,334,637)	$2,293,223	$1,382,104
Short-term investments available for sale, at fair value (amortized cost: 2003, $244,950; 2002, $480,541)	244,950	480,541
Privately held securities (cost: 2003, $26,787; 2002, $31,630)	28,606	31,536
Total investments	2,566,779	1,894,181

Cash	62,013	91,717
Accrued investment income	25,570	17,127
Premiums receivable	560,861	343,716
Funds held by reinsureds	116,038	58,351
Unpaid losses and loss adjustment expenses recoverable	306,436	211,100
Paid losses and loss adjustment expenses recoverable	18,496	14,462
Prepaid reinsurance premiums	188,840	120,191
Goodwill and intangible assets	35,882	28,867
Deferred income tax asset	13,937	16,514
Deferred acquisition costs, net	240,300	148,960
Other assets	67,854	46,142
Total Assets	$4,203,006	$2,991,328

Liabilities
Reserve for losses and loss adjustment expenses	$1,185,593	$592,432
Unearned premiums	1,253,518	761,310
Reinsurance balances payable	81,591	89,191
Investment accounts payable	5,658	45,960
Other liabilities	110,304	91,191
Total Liabilities	2,636,664	1,580,084

Commitments and Contingencies

Shareholders’ Equity
Preferred shares ($0.01 par value, 50,000,000 shares authorized, issued: 2003, 38,844,665; 2002, 38,844,665)	388	388
Common shares ($0.01 par value, 200,000,000 shares authorized, issued: 2003, 28,034,809; 2002, 27,725,334)	280	277
Additional paid-in capital	1,356,014	1,347,165
Deferred compensation under share award plan	(20,321)	(25,290)
Retained earnings	161,642	47,372
Accumulated other comprehensive income consisting of unrealized appreciation in value of investments, net of deferred income tax	68,339	41,332
Total Shareholders’ Equity	1,566,342	1,411,244
Total Liabilities and Shareholders’ Equity	$4,203,006	$2,991,328

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share data)

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,
	2003	2002	2003	2002
Revenues
Net premiums written	$560,002	$223,025	$1,336,865	$503,736
Increase in unearned premiums	(51,146)	(109,566)	(423,558)	(322,750)
Net premiums earned	508,856	113,459	913,307	180,986
Net investment income	19,772	11,611	38,210	20,778
Net realized investment gains	3,889	2,476	10,088	1,011
Fee income	4,934	2,733	10,610	5,488
Other income	587	778	1,726	1,576
Total revenues	538,038	131,057	973,941	209,839

Expenses
Losses and loss adjustment expenses	331,333	80,304	594,461	130,844
Acquisition expenses	95,620	17,755	173,772	25,065
Other operating expenses	40,995	13,456	72,075	25,961
Net foreign exchange gains	(1,761)	(3,352)	(2,811)	(3,244)
Non-cash compensation	3,498	8,636	7,762	12,764
Total expenses	469,685	116,799	845,259	191,390

Income Before Income Taxes	68,353	14,258	128,682	18,449

Income tax expense (benefit)	6,569	(4,968)	14,412	(4,743)

Net Income	$61,784	$19,226	$114,270	$23,192

Net Income Per Share Data
Basic	$2.36	$0.95	$4.38	$1.39
Diluted	$0.91	$0.33	$1.70	$0.42

Average Shares Outstanding
Basic	26,185,445	20,323,114	26,101,843	16,691,051
Diluted	67,728,798	58,877,515	67,381,859	54,981,185

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands)

	(Unaudited) Six Months Ended June 30,
	2003	2002
Preference Shares
Balance at beginning of year	$388	$357
Preference shares issued	—	9
Balance at end of period	388	366

Common Shares
Balance at beginning of year	277	135
Common shares issued	3	103
Balance at end of period	280	238

Additional Paid-in Capital
Balance at beginning of year	1,347,165	1,039,887
Common shares issued	8,337	242,354
Common shares retired	(646)	—
Stock options issued	1,158	160
Balance at end of period	1,356,014	1,282,401

Deferred Compensation Under Share Award Plan
Balance at beginning of year	(25,290)	(8,230)
Restricted common shares issued	(2,686)	(63,615)
Deferred compensation expense recognized	7,655	12,604
Balance at end of period	(20,321)	(59,241)

Retained Earnings (Deficit)
Balance at beginning of year	47,372	(11,610)
Net income	114,270	23,192
Balance at end of period	161,642	11,582

Accumulated Other Comprehensive Income Unrealized Appreciation (Decline) in Value of Investments, Net of Deferred Income Tax
Balance at beginning of year	41,332	(170)
Change in unrealized appreciation (decline)	27,007	10,871
Balance at end of period	68,339	10,701

Total Shareholders’ Equity	$1,566,342	$1,246,047

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	(Unaudited) Six Months Ended June 30,
	2003	2002
Comprehensive Income
Net income	$114,270	$23,192
Other comprehensive income, net of deferred income tax
Unrealized appreciation in value of investments:
Unrealized holding gains arising during period	35,868	10,098
Reclassification of net realized (gains) losses, net of tax, included in net income	(8,861)	773
Other comprehensive income	27,007	10,871
Comprehensive Income	$141,277	$34,063

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	(Unaudited) Six Months Ended June 30,
	2003	2002
Operating Activities
Net income	$114,270	$23,192
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment gains	(10,088)	(1,011)
Provision for non-cash compensation	7,762	12,764
Net unrealized foreign exchange gains	(1,647)	(3,263)
Changes in:
Reserve for losses and loss adjustment expenses, net of unpaid losses and loss adjustment expenses recoverable	494,838	106,430
Unearned premiums, net of prepaid reinsurance premiums	423,559	322,458
Premiums receivable	(214,277)	(240,069)
Deferred acquisition costs, net	(91,340)	(56,391)
Funds held by reinsureds	(57,626)	(27,247)
Reinsurance balances payable	(7,600)	(9,490)
Accrued investment income	(8,411)	(5,894)
Paid losses and loss adjustment expenses recoverable	(4,039)	(2,436)
Deferred income tax asset	27	(4,626)
Other liabilities	20,790	16,801
Loan to Chairman	—	(13,530)
Other items, net	1,635	(3,983)
Net Cash Provided By Operating Activities	667,853	113,705

Investing Activities
Purchases of fixed maturity investments	(1,602,839)	(885,654)
Release of escrowed assets	—	(18,833)
Sales of fixed maturity investments	683,660	300,277
Sales of equity securities	7,019	13,802
Net sales of short-term investments	235,943	329,843
Acquisitions, net of cash	(11,774)	(2,513)
Purchases of furniture, equipment and other	(12,802)	(2,073)
Net Cash Used For Investing Activities	(700,793)	(265,151)

Financing Activities
Proceeds from common shares issued	3,882	179,154
Repurchase of common shares	(646)	—
Debt retirement and other	—	(37)
Net Cash Provided By Financing Activities	3,236	179,117

(Decrease) increase in cash	(29,704)	27,671
Cash beginning of year	91,717	9,970
Cash end of period	$62,013	$37,641

Income taxes paid, net	$22,213	$2,597

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      General

Arch Capital Group Ltd. (“ACGL”) is a Bermuda public limited liability company which provides insurance and reinsurance on a worldwide basis through its wholly owned subsidiaries.

The interim consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of ACGL and its subsidiaries (together with ACGL, the “Company”).  All significant intercompany transactions and balances have been eliminated in consolidation.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates and assumptions.  In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments necessary (consisting mainly of normal recurring accruals) for a fair statement of results on an interim basis.  The results of any interim period are not necessarily indicative of the results for a full year or any future periods.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations; however, management believes that the disclosures are adequate to make the information presented not misleading.  This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, including the Company’s audited consolidated financial statements and related notes and the section entitled “Business—Risk Factors.”

To facilitate period-to-period comparisons, certain amounts in the 2002 consolidated financial statements have been reclassified to conform to the 2003 presentation.  Such reclassifications had no effect on the Company’s consolidated net income, shareholders’ equity or cash flows.

2.      Stock Options

The Company has adopted the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations in accounting for its employee stock options.  Accordingly, under APB No. 25, compensation expense for stock option grants is recognized by the Company to the extent that the fair value of the underlying stock exceeds the exercise price of the option at the measurement date.  As provided under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” the Company has elected to continue to account for stock-based compensation in accordance with APB No. 25 and has provided the required additional pro forma disclosures.

If compensation expense for stock-based employee compensation plans had been determined using the fair value recognition provisions of SFAS No. 123, the Company’s net income and earnings per share would have instead been reported as the pro forma amounts indicated below:

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,
(in thousands, except share data)	2003	2002	2003	2002

Net income, as reported	$61,784	$19,226	$114,270	$23,192
Total stock-based employee compensation expense under fair value method, net of income tax	(1,547)	(3,363)	(3,292)	(7,799)
Pro forma net income	$60,237	$15,863	$110,978	$15,393

Earnings per share – basic:
As reported	$2.36	$0.95	$4.38	$1.39
Pro forma	$2.30	$0.78	$4.25	$0.92
Earnings per share – diluted:
As reported	$0.91	$0.33	$1.70	$0.42
Pro forma	$0.89	$0.27	$1.65	$0.28

3.      Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities — an interpretation of ARB No. 51” (“FIN 46”), which requires the consolidation of certain entities considered to be variable interest entities (“VIEs”).  An entity is considered to be a VIE when it has equity investors which lack the characteristics of a controlling financial interest or its capital is insufficient to permit it to finance its activities without additional subordinated financial support.  Consolidation of a VIE by an investor is required when it is determined that the investor will absorb a majority of the VIE’s expected losses or residual returns if they occur.  FIN 46 provides certain exceptions to these rules, including qualifying special purpose entities subject to the requirements of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”  VIEs created after January 31, 2003 must be consolidated immediately, while VIEs that existed prior to February 1, 2003 must be consolidated as of July 1, 2003.  Certain ceding companies may meet the definition of a VIE due to the protection provided to the ceding company’s equity investors from the absorption of expected losses.  The Company is currently evaluating this standard.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133.  SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.  The Company is currently evaluating this standard.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”  SFAS No. 150 establishes standards for the classification and measurement of financial instruments with characteristics of both liabilities and equity.  SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and otherwise is effective beginning in the 2003 third quarter.  The Company is currently evaluating this standard.

4.      Segment Information

The determination of the Company’s business segments is based on how the Company monitors the performance of its underwriting operations.  The Company classifies its businesses into two underwriting segments – reinsurance and insurance – and a corporate and other segment (non-underwriting).  The Company does not manage its assets by segment and, accordingly, investment income is not allocated to each underwriting segment.  In addition, other revenue and expense items are not evaluated by segment.  Management measures segment performance based on underwriting income or loss.  The accounting policies of the segments are the same as those used for the preparation of the Company’s consolidated financial statements.  Inter-segment insurance business is allocated to the segment accountable for the underwriting results in accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.”

The reinsurance segment consists of the Company’s reinsurance underwriting subsidiaries.  The reinsurance segment generally seeks to write significant lines on specialty property and casualty reinsurance treaties.  Classes of business focused on include casualty, casualty clash, marine, aviation and space, non-traditional, other specialty, property catastrophe, and property excluding property catastrophe (losses on a single risk, both excess of loss and pro rata).

The insurance segment consists of the Company’s insurance underwriting subsidiaries which primarily write on a direct basis.  The insurance segment consists of eight profit centers, including casualty, construction and surety, executive assurance, healthcare, professional liability, programs, property, and other (primarily non-standard automobile, collateralized protection business and accident and health and corporate risk programs).

The corporate and other segment (non-underwriting) includes net investment income, other fee income and other expenses incurred by the Company, net realized investment gains or losses, net foreign exchange gains or losses and non-cash compensation.  The corporate and other segment also includes the results of the Company’s merchant banking operations.

4.      Segment Information (continued)

The following table sets forth an analysis of the Company’s underwriting income by segment, together with a reconciliation of underwriting income to net income for the three months ended June 30, 2003:

	(Unaudited) Three Months Ended June 30, 2003
(in thousands)	Reinsurance	Insurance	Total

Gross premiums written (1)	$337,038	$379,607	$676,005
Net premiums written (1)	323,520	236,482	560,002

Net premiums earned	$317,504	$191,352	$508,856
Policy-related fee income	—	3,562	3,562
Other underwriting-related fee income	1,801	—	1,801
Losses and loss adjustment expenses	(203,797)	(127,536)	(331,333)
Acquisition expenses, net	(73,702)	(21,918)	(95,620)
Other operating expenses	(7,663)	(30,402)	(38,065)
Underwriting income	$34,143	$15,058	49,201

Net investment income			19,772
Net realized investment gains			3,889
Other fee income, net of related expenses			(429)
Other income			587
Other expenses			(2,930)
Net foreign exchange gains			1,761
Non-cash compensation			(3,498)
Income before income taxes			68,353

Income tax expense			(6,569)

Net income			$61,784

Underwriting Ratios (2)
Loss ratio	64.2%	66.6%	65.1%
Acquisition expense ratio (3)	23.2%	9.6%	18.1%
Other operating expense ratio	2.4%	15.9%	7.5%
Combined ratio	89.8%	92.1%	90.7%

(1)          Gross premiums written by the insurance segment have been ceded to, and are also included in, the reinsurance segment’s gross premiums written.  Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above, due to the elimination of intercompany transactions in the total.  Due to such cessions, the reinsurance segment results include $40.6 million of gross and net premiums written assumed from the insurance segment.

(2)          Underwriting ratios are calculated based on net premiums earned.

(3)          The acquisition expense ratio is adjusted to include policy-related fee income.

4.      Segment Information (continued)

The following table sets forth an analysis of the Company’s underwriting income or loss by segment, together with a reconciliation of underwriting income or loss to net income for the three months ended June 30, 2002:

	(Unaudited) Three Months Ended June 30, 2002
(in thousands)	Reinsurance	Insurance	Total

Gross premiums written (1)	$180,339	$91,546	$253,655
Net premiums written (1)	176,619	46,406	223,025

Net premiums earned	$96,330	$17,129	113,459
Policy-related fee income	—	2,767	2,767
Losses and loss adjustment expenses	(67,100)	(13,204)	(80,304)
Acquisition expenses, net	(16,226)	(1,529)	(17,755)
Other operating expenses	(2,615)	(8,588)	(11,203)
Underwriting income (loss)	$10,389	$(3,425)	6,964

Net investment income			11,611
Net realized investment gains			2,476
Other fee income, net of related expenses			(34)
Other income			778
Other expenses			(2,253)
Net foreign exchange gains			3,352
Non-cash compensation			(8,636)
Income before income taxes			14,258

Income tax benefit			4,968

Net income			$19,226

Underwriting Ratios (2)
Loss ratio	69.7%	77.1%	70.8%
Acquisition expense ratio (3)	16.8%	(7.2%)	13.2%
Other operating expense ratio	2.7%	50.1%	9.9%
Combined ratio	89.2%	120.0%	93.9%

(1)          Gross premiums written by the insurance segment have been ceded to, and are also included in, the reinsurance segment’s gross premiums written.  Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above, due to the elimination of intercompany transactions in the total.  Due to such cessions, the reinsurance segment results include $18.2 million of gross and net premiums written assumed from the insurance segment.

(2)          Underwriting ratios are calculated based on net premiums earned.

(3)          The acquisition expense ratio is adjusted to include policy-related fee income.

4.      Segment Information (continued)

The following table sets forth an analysis of the Company’s underwriting income by segment, together with a reconciliation of underwriting income to net income for the six months ended June 30, 2003:

	(Unaudited) Six Months Ended June 30, 2003
(in thousands)	Reinsurance	Insurance	Total

Gross premiums written (1)	$899,699	$724,913	$1,536,105
Net premiums written (1)	870,956	465,909	1,336,865

Net premiums earned	$583,451	$329,856	$913,307
Policy-related fee income	—	6,775	6,775
Other underwriting-related fee income	3,728	—	3,728
Losses and loss adjustment expenses	(367,712)	(226,749)	(594,461)
Acquisition expenses, net	(138,368)	(35,404)	(173,772)
Other operating expenses	(13,782)	(52,491)	(66,273)
Underwriting income	$67,317	$21,987	89,304

Net investment income			38,210
Net realized investment gains			10,088
Other fee income, net of related expenses			107
Other income			1,726
Other expenses			(5,802)
Net foreign exchange gains			2,811
Non-cash compensation			(7,762)
Income before income taxes			128,682

Income tax expense			(14,412)

Net income			$114,270

Underwriting Ratios (2)
Loss ratio	63.0%	68.7%	65.1%
Acquisition expense ratio (3)	23.7%	8.7%	18.3%
Other operating expense ratio	2.4%	15.9%	7.3%
Combined ratio	89.1%	93.3%	90.7%

(1)          Gross premiums written by the insurance segment have been ceded to, and are also included in, the reinsurance segment’s gross premiums written.  Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above, due to the elimination of intercompany transactions in the total.  Due to such cessions, the reinsurance segment results include $88.5 million of gross and net premiums written assumed from the insurance segment.

(2)          Underwriting ratios are calculated based on net premiums earned.

(3)          The acquisition expense ratio is adjusted to include policy-related fee income.

4.      Segment Information (continued)

The following table sets forth an analysis of the Company’s underwriting income or loss by segment, together with a reconciliation of underwriting income or loss to net income for the six months ended June 30, 2002:

	(Unaudited) Six Months Ended June 30, 2002
(in thousands)	Reinsurance	Insurance	Total

Gross premiums written (1)	$445,200	$150,268	$558,450
Net premiums written (1)	441,480	62,256	503,736

Net premiums earned	$151,863	$29,123	$180,986
Policy-related fee income	—	3,935	3,935
Losses and loss adjustment expenses	(108,005)	(22,839)	(130,844)
Acquisition expenses, net	(23,487)	(1,578)	(25,065)
Other operating expenses	(6,133)	(12,090)	(18,223)
Underwriting income (loss)	$14,238	$(3,449)	10,789

Net investment income			20,778
Net realized investment gains			1,011
Other fee income, net of related expenses			(646)
Other income			1,576
Other expenses			(5,539)
Net foreign exchange gains			3,244
Non-cash compensation			(12,764)
Income before income taxes			18,449

Income tax benefit			4,743

Net income			$23,192

Underwriting Ratios (2)
Loss ratio	71.1%	78.4%	72.3%
Acquisition expense ratio (3)	15.5%	(8.1%)	11.7%
Other operating expense ratio	4.0%	41.5%	10.0%
Combined ratio	90.6%	111.8%	94.0%

(1)          Gross premiums written by the insurance segment have been ceded to, and are also included in, the reinsurance segment’s gross premiums written.  Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above, due to the elimination of intercompany transactions in the total.  Due to such cessions, the reinsurance segment results include $37.0 million of gross and net premiums written assumed from the insurance segment.

(2)          Underwriting ratios are calculated based on net premiums earned.

(3)          The acquisition expense ratio is adjusted to include policy-related fee income.

4.      Segment Information (continued)

Set forth below is summary information regarding net premiums written and earned by major line of business and by client location for the reinsurance segment for the three months ended June 30, 2003 and 2002:

	(Unaudited) Three Months Ended June 30,
	2003		2002
REINSURANCE SEGMENT (in thousands)	Amount	% of Total	Amount	% of Total

Major line of business:
Net premiums written (1)
Casualty	$141,864	43.9%	$16,128	9.1%
Property excluding property catastrophe	69,248	21.4%	41,203	23.3%
Other specialty	67,926	21.0%	71,194	40.3%
Property catastrophe	23,337	7.2%	28,315	16.0%
Marine, aviation and space	14,349	4.4%	9,639	5.5%
Non-traditional	3,948	1.2%	8,361	4.8%
Casualty clash	2,848	0.9%	1,779	1.0%
Total	$323,520	100.0%	$176,619	100.0%

Net premiums earned (1)
Casualty	$112,101	35.3%	$12,628	13.1%
Property excluding property catastrophe	70,684	22.3%	16,509	17.1%
Other specialty	62,916	19.8%	25,492	26.5%
Property catastrophe	29,634	9.3%	19,922	20.7%
Marine, aviation and space	21,689	6.8%	5,992	6.2%
Non-traditional	16,423	5.2%	12,513	13.0%
Casualty clash	4,057	1.3%	3,274	3.4%
Total	$317,504	100.0%	$96,330	100.0%

Client location:
Net premiums written (1)
United States	$195,170	60.3%	$97,103	55.0%
United Kingdom	57,286	17.7%	28,689	16.2%
Bermuda	13,973	4.3%	6,448	3.7%
Japan	13,870	4.3%	12,005	6.8%
Canada	11,194	3.5%	9,978	5.6%
Germany	8,097	2.5%	3,021	1.7%
France	6,456	2.0%	4,778	2.7%
Switzerland	3,179	1.0%	372	0.2%
Other	14,295	4.4%	14,225	8.1%
Total	$323,520	100.0%	$176,619	100.0%

(1)          Reinsurance segment results include premiums written and earned assumed from the insurance segment of $40.6 million and $39.7 million, respectively, for the 2003 second quarter and $18.2 million and $7.9 million, respectively, for the 2002 second quarter.

4.      Segment Information (continued)

Set forth below is summary information regarding net premiums written and earned by major line of business and by client location for the reinsurance segment for the six months ended June 30, 2003 and 2002:

	(Unaudited) Six Months Ended June 30,
	2003		2002
REINSURANCE SEGMENT (in thousands)

Amount

		% of Total	Amount	% of Total

Major line of business:
Net premiums written (1)
Casualty	$305,824	35.1%	$56,868	12.9%
Other specialty	203,941	23.4%	101,449	23.0%
Property excluding property catastrophe	181,848	20.9%	83,875	19.0%
Property catastrophe	72,110	8.3%	79,030	17.9%
Non-traditional	51,583	5.9%	78,731	17.8%
Marine, aviation and space	45,770	5.3%	28,598	6.5%
Casualty clash	9,880	1.1%	12,929	2.9%
Total	$870,956	100.0%	$441,480	100.0%

Net premiums earned (1)
Casualty	$190,608	32.7%	$19,144	12.6%
Other specialty	120,588	20.6%	32,974	21.7%
Property excluding property catastrophe	131,751	22.6%	24,339	16.0%
Property catastrophe	57,245	9.8%	31,854	21.0%
Non-traditional	38,451	6.6%	27,463	18.1%
Marine, aviation and space	37,271	6.4%	10,012	6.6%
Casualty clash	7,537	1.3%	6,077	4.0%
Total	$583,451	100.0%	$151,863	100.0%

Client location:
Net premiums written (1)
United States	$524,058	60.2%	$208,850	47.3%
United Kingdom	166,784	19.2%	107,072	24.3%
Bermuda	48,297	5.5%	18,772	4.2%
Canada	27,370	3.1%	17,909	4.0%
France	25,887	3.0%	20,119	4.6%
Germany	21,824	2.5%	26,724	6.1%
Japan	14,336	1.6%	12,056	2.7%
Switzerland	7,460	0.9%	899	0.2%
Other	34,940	4.0%	29,079	6.6%
Total	$870,956	100.0%	$441,480	100.0%

(1)  Reinsurance segment results include premiums written and earned assumed from the insurance segment of $88.5 million and $61.5 million, respectively, for the six months ended June 30, 2003 and $37.0 million and $10.5 million, respectively, for the six months ended June 30, 2002.

4.      Segment Information (continued)

Set forth below is summary information regarding net premiums written and earned by major line of business and by client location for the insurance segment for the three months ended June 30, 2003 and 2002:

	(Unaudited) Three Months Ended June 30,
	2003		2002
INSURANCE SEGMENT (in thousands)	Amount	%of Total	Amount	%of Total

Major line of business:
Net premiums written (1)
Programs	$76,949	32.5%	$6,429	13.8%
Casualty	50,992	21.5%	7,936	17.1%
Professional liability	28,845	12.2%	2,138	4.6%
Construction and surety	22,504	9.5%	2,643	5.7%
Property	20,503	8.7%	5,130	11.1%
Executive assurance	20,502	8.7%	10,871	23.4%
Healthcare	(1,463)	(0.6)%	—	—
Other	17,650	7.5%	11,259	24.3%
Total	$236,482	100.0%	$46,406	100.0%

Net premiums earned (1)
Programs	$61,328	32.1%	$3,251	19.0%
Casualty	36,756	19.2%	318	1.8%
Professional liability	14,752	7.7%	317	1.8%
Construction and surety	15,901	8.3%	319	1.9%
Property	17,124	8.9%	387	2.3%
Executive assurance	18,855	9.9%	1,671	9.8%
Healthcare	7,084	3.7%	—	—
Other	19,552	10.2%	10,866	63.4%
Total	$191,352	100.0%	$17,129	100.0%

Client location:
Net premiums written (1)
United States	$232,743	98.4%	$45,300	97.6%
United Kingdom	936	0.4%	880	1.9%
Indonesia	691	0.3%	—	—
Taiwan	527	0.2%	—	—
U.S. Virgin Islands	415	0.2%	—	—
Venezuela	44	0.0%	—	—
Other	1,126	0.5%	226	0.5%
Total	$236,482	100.0%	$46,406	100.0%

(1)          Insurance segment results exclude premiums written and earned ceded to the reinsurance segment of $40.6 million and $39.7 million, respectively, for the 2003 second quarter and $18.2 million and $7.9 million, respectively, for the 2002 second quarter.

4.      Segment Information (continued)

Set forth below is summary information regarding net premiums written and earned by major line of business and by client location for the insurance segment for the six months ended June 30, 2003 and 2002:

	(Unaudited) Six Months Ended June 30,
	2003		2002
INSURANCE SEGMENT (in thousands)	Amount	% of Total	Amount	% of Total

Major line of business:
Net premiums written (1)
Programs	$147,576	31.7%	$8,696	14.0%
Casualty	100,327	21.5%	7,936	12.8%
Professional liability	48,688	10.4%	2,138	3.4%
Executive assurance	45,766	9.8%	12,783	20.5%
Construction and surety	42,214	9.1%	2,643	4.2%
Property	34,741	7.5%	5,130	8.3%
Healthcare	14,801	3.2%	—	—
Other	31,796	6.8%	22,930	36.8%
Total	$465,909	100.0%	$62,256	100.0%

Net premiums earned (1)
Programs	$101,160	30.7%	$4,983	17.1%
Casualty	62,011	18.8%	318	1.1%
Professional liability	23,127	7.0%	317	1.1%
Executive assurance	35,129	10.6%	1,767	6.1%
Construction and surety	25,730	7.8%	319	1.1%
Property	29,619	9.0%	387	1.3%
Healthcare	15,897	4.8%	—	—
Other	37,183	11.3%	21,032	72.2%
Total	$329,856	100.0%	$29,123	100.0%

Client location:
Net premiums written (1)
United States	$461,071	99.0%	$61,150	98.2%
United Kingdom	971	0.2%	880	1.4%
Indonesia	691	0.1%	—	—
U.S. Virgin Islands	547	0.1%	—	—
Taiwan	527	0.1%	—	—
Venezuela	385	0.1%	—	—
Other	1,717	0.4%	226	0.4%
Total	$465,909	100.0%	$62,256	100.0%

(1)          Insurance segment results exclude premiums written and earned ceded to the reinsurance segment of $88.5 million and $61.5 million, respectively, for the six months ended June 30, 2003 and $37.0 million and $10.5 million, respectively, for the six months ended June 30, 2002.

5.      Reinsurance

In the normal course of business, the Company’s insurance subsidiaries cede a substantial portion of their premium through pro rata, excess of loss and facultative reinsurance agreements.  The Company’s reinsurance subsidiaries are currently retaining substantially all of their assumed reinsurance premiums written.  However, the Company’s reinsurance subsidiaries participate in “common account” retrocessional arrangements for certain pro rata treaties.  Such arrangements reduce the effect of individual or aggregate losses to all companies participating on such treaties, including the reinsurers, such as the Company’s reinsurance subsidiaries, and the ceding company.

Reinsurance recoverables are recorded as assets, predicated on the reinsurers’ ability to meet their obligations under the reinsurance agreements.  If the reinsurers are unable to satisfy their obligations under the agreements, the Company’s insurance and reinsurance subsidiaries would be liable for such defaulted amounts.

The following table sets forth the effects of reinsurance on the Company’s reinsurance and insurance subsidiaries with unaffiliated reinsurers:

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,
(in thousands)	2003	2002	2003	2002

Premiums Written:

Direct	$348,381	$88,925	$671,680	$147,672
Assumed	327,624	164,730	864,425	410,778
Ceded	(116,003)	(30,630)	(199,240)	(54,714)
Net	$560,002	$223,025	$1,336,865	$503,736

Premiums Earned:
Direct	$283,972	$49,574	$499,075	$93,070
Assumed	285,381	92,146	574,251	145,160
Ceded	(60,497)	(28,261)	(160,019)	(57,244)
Net	$508,856	$113,459	$913,307	$180,986

Losses and Loss Adjustment Expenses Incurred:
Direct	$223,352	$85,542	$382,893	$127,249
Assumed	177,552	62,763	355,671	101,726
Ceded	(69,571)	(68,001)	(144,103)	(98,131)
Net	$331,333	$80,304	$594,461	$130,844

6.      Deposit Accounting

Certain assumed reinsurance contracts are deemed, for financial reporting purposes, not to transfer insurance risk, and are accounted for using the deposit method of accounting.  For those contracts that contain an element of underwriting risk, the estimated profit margin is deferred and amortized over the contract period and such amount is included in the Company’s underwriting results.  The Company recorded $3.7 million on such contracts for the six months ended June 30, 2003 in its underwriting results.  On a notional basis, the amount of “premiums” attaching to such contracts was $138.1 million for the six months ended June 30, 2003.

7.      Investment Information

The following tables summarize the Company’s fixed maturities and equity securities:

	(Unaudited) June 30, 2003
(in thousands)	Estimated Fair Value and Carrying Value	Gross Unrealized Gains	Gross Unrealized (Losses)	Amortized Cost

Fixed maturities:
U.S. government and government agencies	$403,831	$7,155	$(139)	$396,815
Corporate bonds	1,419,166	58,049	(554)	1,361,671
Mortgage and asset backed securities	470,226	10,956	(466)	459,736
	2,293,223	76,160	(1,159)	2,218,222
Equity securities:
Privately held	28,606	1,819	—	26,787
Total	$2,321,829	$77,979	$(1,159)	$2,245,009

	December 31, 2002
(in thousands)	Estimated Fair Value and Carrying Value	Gross Unrealized Gains	Gross Unrealized (Losses)	Amortized Cost

Fixed maturities:
U.S. government and government agencies	$179,322	$5,242	$(4)	$174,084
Corporate bonds	949,003	33,305	(708)	916,406
Mortgage and asset backed securities	253,779	9,632	—	244,147
	1,382,104	48,179	(712)	1,334,637
Equity securities:
Privately held	31,536	232	(326)	31,630
Total	$1,413,640	$48,411	$(1,038)	$1,366,267

8.      Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,
(in thousands, except share data)	2003	2002	2003	2002

Basic Earnings Per Share:
Net income	$61,784	$19,226	$114,270	$23,192
Divided by:
Weighted average shares outstanding for the period	26,185,445	20,323,114	26,101,843	16,691,051
Basic earnings per share	$2.36	$0.95	$4.38	$1.39

Diluted Earnings Per Share:
Net income	$61,784	$19,226	$114,270	$23,192
Divided by:
Weighted average shares outstanding for the period	26,185,445	20,323,114	26,101,843	16,691,051
Effect of dilutive securities:
Preference shares	38,844,665	35,716,606	38,844,665	35,702,250
Warrants	65,345	1,236,741	59,923	1,313,030
Nonvested restricted shares	928,465	651,323	833,405	429,234
Stock options	1,704,878	949,731	1,542,023	845,620
Total diluted shares	67,728,798	58,877,515	67,381,859	54,981,185
Diluted earnings per share	$0.91	$0.33	$1.70	$0.42

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

ACGL will be subject to U.S. federal income tax only to the extent that it derives U.S. source income that is subject to U.S. withholding tax or income that is effectively connected with the conduct of a trade or business within the U.S. and is not exempt from U.S. tax under an applicable income tax treaty with the U.S.  ACGL will be subject to a withholding tax on dividends from U.S. investments and interest from certain U.S. taxpayers.  ACGL does not consider itself (or its non-U.S. subsidiaries) to be engaged in a trade or business within the U.S. and, consequently, does not expect to be subject to direct U.S. income taxation.  However, because there is uncertainty as to the activities which constitute being engaged in a trade or business within the United States, there can be no assurances that the U.S. Internal Revenue Service will not contend successfully that ACGL or its non-U.S. subsidiaries are engaged in a trade or business in the United States.  If ACGL or any of its non-U.S. subsidiaries were subject to U.S. income tax, ACGL’s shareholders’ equity and earnings could be materially adversely affected.  ACGL’s U.S. subsidiaries are subject to U.S. income taxes on their worldwide income.

9.      Income Taxes (continued)

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

The Company’s effective tax rate, which is based upon the expected annual effective tax rate, may fluctuate from period to period based on the relative mix of income reported by jurisdiction due primarily to the varying tax rates in each jurisdiction.  For the six months ended June 30, 2003, the Company’s income tax provision resulted in an effective tax rate of 11.2%.  For the six months ended June 30, 2002, the Company’s income tax provision resulted in an effective tax rate of 14.5%, excluding the reversal of a $7.4 million valuation allowance on certain of the Company’s deferred tax assets during the 2002 second quarter.  The valuation allowance reversal in the 2002 second quarter was based on the Company’s restructuring of its U.S.-based insurance underwriting operations and its business plan.

10.    Transactions with Related Parties

In connection with the Company’s information technology initiative in 2002, the Company has entered into arrangements with two software companies, which provide document management systems and information and research tools to insurance underwriters, in which Robert Clements and John Pasquesi, Chairman and Vice Chairman of ACGL’s board of directors, respectively, each hold minority ownership interests.  The Company will pay fees under such arrangements based on usage.  Under one of these agreements, fees payable are subject to a minimum of approximately $575,000 for the two-year period ending July 2004.  The Company has made payments of approximately $520,000 under such arrangements through June 30, 2003.

11.    Contingencies Relating to the Sale of Prior Reinsurance Operations

On May 5, 2000, the Company sold the prior reinsurance operations of Arch Reinsurance Company (“Arch Re U.S.”) pursuant to an agreement entered into as of January 10, 2000 with Folksamerica Reinsurance Company and Folksamerica Holding Company (collectively, “Folksamerica”).  Folksamerica Reinsurance Company assumed Arch Re U.S.’s liabilities under the reinsurance agreements transferred in the asset sale and Arch Re U.S. transferred to Folksamerica Reinsurance Company assets estimated in an aggregate amount equal in book value to the book value of the liabilities assumed.  The Folksamerica transaction was structured as a transfer and assumption agreement (and not reinsurance) and, accordingly, the loss reserves (and any related reinsurance recoverables) relating to the transferred business are not included as assets or liabilities on the Company’s balance sheet.  Folksamerica assumed Arch Re U.S.’s rights and obligations under the reinsurance agreements transferred in the asset sale.  The reinsureds under such agreements were notified that Folksamerica had assumed Arch Re U.S.’s obligations and that, unless the reinsureds object to the assumption, Arch Re U.S. will be released from its obligations to those reinsured.  None of such reinsureds objected to the assumption.  However, Arch Re U.S. will continue to be liable under those reinsurance agreements if the notice is found notto be an effective release by the reinsureds.  Folksamerica has agreed to indemnify the Company for any losses arising out of the reinsurance agreements transferred to Folksamerica Reinsurance Company in the asset sale.  However, in the event that Folksamerica refuses or is unable to perform its obligations to the Company, Arch Re U.S. may incur losses relating to the reinsurance agreements transferred in the asset sale.  Folksamerica has an A.M. Best rating of “A” (Excellent).

11.    Contingencies Relating to the Sale of Prior Reinsurance Operations (continued)

Under the terms of the agreement, the Company had also purchased in 2000 reinsurance protection covering the Company’s transferred aviation business to reduce the net financial loss to Folksamerica on any large commercial airline catastrophe to $5.4 million, net of reinstatement premiums.  Although the Company believes that any such net financial loss will not exceed $5.4 million, the Company has agreed to reimburse Folksamerica if a loss is incurred that exceeds $5.4 million for aviation losses under certain circumstances prior to May 5, 2003.  The Company also made representations and warranties to Folksamerica about the Company and the business transferred to Folksamerica for which the Company retains exposure for certain periods, and made certain other agreements.  In addition, the Company retained its tax and employee benefit liabilities and other liabilities not assumed by Folksamerica, including all liabilities not arising under reinsurance agreements transferred to Folksamerica in the asset sale and all liabilities (other than liabilities arising under reinsurance agreements) arising out of or relating to a certain managing underwriting agency.  Although Folksamerica has not asserted that any amount is currently due under any of the indemnities provided by the Company under the asset purchase agreement, Folksamerica has indicated a potential indemnity claim under the agreement in the event of the occurrence of certain future events.  Based on all available information, the Company has denied the validity of any such potential claim.

12.    Acquisition of Subsidiary

On June 23, 2003, the Company acquired Western Diversified Casualty Insurance Company (“Western Diversified”), an admitted insurer in 46 states and the District of Columbia, from Western Diversified Services, Inc., a subsidiary of Protective Life Corporation (NYSE:  PL), for $17.1 million in cash.  At closing, Western Diversified, which was acquired to support the operations of the Company’s insurance segment, had net assets of approximately $10.1 million.  Protective Life Corporation and certain of its affiliates have entered into agreements to reinsure or otherwise assume all liabilities arising out of Western Diversified’s business prior to the closing of the acquisition. In connection with the acquisition of Western Diversified, the Company recorded $7.0 million of goodwill and intangible assets, which primarily consist of state licenses and authorities to conduct insurance business.  Such intangible assets have an indefinite life.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

.

The following discussion and analysis contains forward-looking statements which involve inherent risks and uncertainties. All statements other than statements of historical fact are forward-looking statements. These statements are based on our current assessment of risks and uncertainties. Actual results may differ materially from those expressed or implied in these statements.  Important factors that could cause actual events or results to differ materially from those indicated in such statements are discussed in this report, including the section entitled “Cautionary Note Regarding Forward Looking Statements,” and in our periodic reports filed with the Securities and Exchange Commission (“SEC”).

General

The Company

Arch Capital Group Ltd. (“ACGL”), a Bermuda public limited liability company with approximately $1.6 billion in equity capital, provides insurance and reinsurance on a worldwide basis through its wholly owned subsidiaries. While we are positioned to provide a full range of property and casualty insurance and reinsurance lines, we are focusing on writing specialty lines of insurance and reinsurance.  In October 2001, we launched an underwriting initiative to meet current and future demand in the global insurance and reinsurance markets that included the recruitment of new insurance and reinsurance management teams and an equity capital infusion of $763.2 million. In April 2002, we completed an offering of common shares and received net proceeds of $179.2 million and, in September 2002, we received proceeds of $74.3 million from the exercise of class A warrants by our principal shareholders and certain other investors.  It is our belief that our existing Bermuda and U.S.-based underwriting platform, our strong management team and our capital that is unencumbered by significant exposure to pre-2002 risks have enabled us to establish a strong presence in an attractive insurance and reinsurance marketplace.

Critical Accounting Policies, Estimates and Recent Accounting Pronouncements

The preparation of consolidated financial statements requires us to make many estimates and judgments that affect the reported amounts of assets, liabilities (including reserves), revenues and expenses, and related disclosures of contingent liabilities.  On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, insurance and other reserves, reinsurance recoverables, investment valuations, intangible assets, bad debts, income taxes, contingencies and litigation.  We base our estimates on historical experience, where possible, and on various other assumptions that we believe to be reasonable under the circumstances, which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Estimates and judgments for a relatively new insurance and reinsurance company, like our company, are even more difficult to make than those made in a mature company since very limited historical information has been reported to us through June 30, 2003.  Actual results will differ from these estimates and such differences may be material.  We believe that the following critical accounting policies require our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Reserves for Losses and Loss Adjustment Expenses

We are required by applicable insurance laws and regulations and generally accepted accounting principles (“GAAP”) to establish reserves for losses and loss adjustment expenses that arise from the business we underwrite.  These reserves are balance sheet liabilities representing estimates of future amounts required to pay losses and loss adjustment expenses for insured or reinsured claims which have occurred at or before the balance sheet date.

Insurance loss reserves are inherently subject to uncertainty.  The period of time from the occurrence of a loss through the settlement of the liability may extend many years into the future.  During this period, additional facts and trends will become known and, as these factors become apparent, reserves will be adjusted in the period in which the new information becomes known.  While reserves are established based upon available information, certain factors, such as those inherent in the political, judicial and legal systems, including judicial and litigation trends and legislation changes, could impact the ultimate liability.  Changes to our prior year loss reserves can impact our current underwriting results by (1) reducing our reported results if the prior year reserves prove to be deficient or (2) improving our reported results if the prior year reserves prove to be redundant.  The reserves for losses and loss adjustment expenses represent estimates involving actuarial and statistical projections at a given point in time of our expectations of the ultimate settlement and administration costs of losses incurred, and it is likely that the ultimate liability may exceed or be less than such estimates.  We utilize actuarial models as well as available historical insurance and reinsurance industry loss ratio experience and loss development patterns to assist in the establishment of appropriate loss reserves.  Even actuarially sound methods can lead to subsequent adjustments to loss reserves that are both significant and irregular due to the nature of the risks written, potentially by a material amount.

For reinsurance assumed, case reserves are based on reports received from ceding companies, supplemented by our estimates of reserves for which ceding company reports have not been received.  For our insurance operations, generally, claims personnel determine whether to establish a case reserve for the estimated amount of the ultimate settlement of individual claims.  The estimate reflects the judgment of claims personnel based on general corporate reserving practices and the experience and knowledge of such personnel regarding the nature and value of the specific type of claim and, where appropriate, advice of counsel.  Our insurance operations also contract with a number of outside third party administrators in the claims process who, in certain cases, have limited authority to establish case reserves.  The work of such administrators is reviewed and monitored by our claims personnel.  Reserves are also established to provide for the estimated expense of settling claims, including legal and other fees and the general expenses of administering the claims adjustment process.  Periodically, adjustments to the reported or case reserves may be made as additional information regarding the claims is reported or payments are made.  In accordance with industry practice, we also maintain incurred but not reported (“IBNR”) reserves.  Such reserves are established to provide for incurred claims which have not yet been reported to an insurer or reinsurer as well as to actuarially adjust for any projected variance in case reserving.

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

In establishing the reserves for losses and loss adjustment expenses, we have made various assumptions relating to the pricing of our reinsurance contracts and insurance policies and have also considered available historical industry experience and current industry conditions.  Our reserving method for 2002 and 2003 was primarily the expected loss method, which is commonly applied when limited loss experience exists.  We select the initial expected loss and loss adjustment expense ratios based on information derived by our underwriters and actuaries during the initial pricing of the business.  These ratios consider, among other things, rate increases and changes in terms and conditions that have been observed in the market.  Any estimates and assumptions made as part of the reserving process could prove to be inaccurate due to several factors, including the fact that very limited historical information has been reported to us through June 30, 2003 due to our start-up nature.  As actual loss information is reported to us and we develop our own loss experience, our reserving methods will also include other actuarial techniques.  It is possible that claims in respect of events that have occurred could exceed our reserves and have a material adverse effect on our results of operations in a particular period or our financial condition in general.

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

Premium Revenues and Related Expenses

Insurance premiums written are generally recorded at the policy inception and are primarily earned on a pro rata basis in accordance with the terms of the policies.  Such amounts may be supplemented by our own estimates of premiums written in our program business which are generally reported on at least a one-month lag basis.  Unearned premium reserves represent the portion of such premiums written that relates to the unexpired terms of in-force insurance policies.

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

Certain of our reinsurance contracts include provisions that adjust premiums or acquisition expenses based upon the experience under the contracts.  Premiums written and earned, as well as related acquisition expenses under these contracts, are recorded based upon the projected experience under those contracts.

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

Certain assumed reinsurance contracts, which pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 113, “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration

Contracts,” issued by the Financial Accounting Standards Board (“FASB”), are deemed, for financial reporting purposes, not to transfer insurance risk, are accounted for using the deposit method of accounting as prescribed in Statement of Position 98-7, “Deposit Accounting:  Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk.”  For those contracts that contain an element of underwriting risk, the estimated profit margin is deferred and amortized over the contract period and such amount is included in our underwriting results.  For those contracts that do not transfer an element of underwriting risk, the estimated profit is reflected in earnings over the estimated settlement period using the interest method and such profit is included in investment income.

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

Investments

We currently classify all of our publicly traded fixed maturity investments, short-term investments and equity securities as “available for sale” and, accordingly, they are carried at estimated fair value.  The fair value of publicly traded fixed maturity securities and publicly traded equity securities is estimated using quoted market prices or dealer quotes.  Short-term investments comprise securities due to mature within one year of the date of issue.  Short-term investments include certain cash equivalents which are part of our investment portfolios under the management of external investment managers.  Investments included in our private portfolio include securities issued by privately held companies.  Our investments in privately held equity securities, other than those carried under the equity method of accounting, are carried at estimated fair value.  Fair value is initially considered to be equal to the cost of such investment until the investment is revalued based on substantive events or other factors which could indicate a diminution or appreciation in value.  We apply Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” for privately held equity investments accounted for under the equity method, and we record our percentage share of the investee company’s net income or loss.

In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” we periodically review our investments to determine whether a decline in fair value below the amortized cost basis is other than temporary.  If such decline in fair value is judged to be other than temporary, we would write down the investment to fair value as a new cost basis and the amount of the write-down would be charged to income as a realized loss.  The new cost basis would not be changed for subsequent recoveries in fair value.

Stock Issued to Employees

We have adopted the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for employee stock options because the alternative fair value accounting provided for under SFAS No. 123, “Accounting for Stock-Based Compensation,” requires the use of option valuation models that we believe were not developed for use in valuing employee stock options.  Accordingly, under APB No. 25, compensation expense for stock option grants is recognized only to the extent that the fair value of the underlying stock exceeds the exercise price of the option at the measurement date.

For restricted shares granted, we record deferred compensation equal to the market value of the shares at the measurement date, which is amortized and primarily charged to income as non-cash compensation over the vesting period.  These restricted shares are recorded as outstanding upon issuance (regardless of any vesting period).  See “—Results of Operations—Non-Cash Compensation.”

Recent Accounting Pronouncements

See note 3, “Accounting Pronouncements,” of the notes accompanying our consolidated financial statements.

Results of Operations—Three Months ended June 30, 2003 and 2002

The following table sets forth net income and earnings per share data:

	(Unaudited) Three Months Ended June 30,
(in thousands except share data)	2003	2002

Net income	$61,784	$19,226
Diluted net income per share	$0.91	$0.33
Diluted average shares outstanding	67,728,798	58,877,515

Net income increased to $61.8 million for the 2003 second quarter, compared to $19.2 million for the 2002 second quarter.  The increase in net income was primarily due to a significant increase in the underwriting results of both our reinsurance and insurance operations, as discussed in “—Segment Information” below.  In addition, net income increased due to growth in our investment results.  Due to the significant number of preference shares outstanding in 2003 and 2002, basic earnings per share data is not meaningful.  The increase in diluted average shares outstanding in the 2003 second quarter compared to the 2002 second quarter is primarily due to the issuance during 2002 of preference shares and the issuance of common shares upon the exercise of warrants.

Segment Information

We classify our businesses into two underwriting segments — reinsurance and insurance — and a corporate and other segment (non-underwriting).  SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” requires certain disclosures about operating segments in a manner that is consistent with how management evaluates the performance of the segment.  For a description of our underwriting segments, refer to note 4, “Segment Information,” of the notes accompanying our consolidated financial statements.  Segment performance is evaluated primarily based on underwriting income or loss.

Reinsurance Segment

The following table sets forth our reinsurance segment’s underwriting results:

	(Unaudited) Three Months Ended June 30,
(in thousands)	2003	2002

Gross premiums written	$337,038	$180,339
Net premiums written	323,520	176,619

Net premiums earned	$317,504	$96,330
Other underwriting-related fee income	1,801	—
Losses and loss adjustment expenses	(203,797)	(67,100)
Acquisition expenses, net	(73,702)	(16,226)
Other operating expenses	(7,663)	(2,615)
Underwriting income	$34,143	$10,389

Statutory Basis (1)
Loss ratio	64.2%	69.7%
Acquisition expense ratio	24.8%	19.0%
Other operating expense ratio	3.2%	3.8%
Combined ratio	92.2%	92.5%

GAAP Basis (1)
Loss ratio	64.2%	69.7%
Acquisition expense ratio	23.2%	16.8%
Other operating expense ratio	2.4%	2.7%
Combined ratio	89.8%	89.2%

(1)          The loss ratios for statutory and GAAP are based on earned premiums. The statutory expense ratios are based on net premiums written, while the GAAP expense ratios are based on net premiums earned.

Underwriting Income.  The reinsurance segment’s underwriting income increased to $34.1 million for the 2003 second quarter, compared to $10.4 million for the 2002 second quarter.  The combined ratio for the reinsurance segment, on a GAAP basis, was 89.8% for the 2003 second quarter, compared to 89.2% for the 2002 second quarter.  The components of the reinsurance segment’s underwriting income are discussed below.

Premiums Written.  Gross premiums written for our reinsurance segment increased to $337.0 million for the 2003 second quarter, compared to $180.3 million for the 2002 second quarter.  We are currently retaining substantially all of our reinsurance premiums written.  We do, however, participate in “common account” retrocessional arrangements for certain treaties.  Such arrangements reduce the effect of individual or aggregate losses to all companies participating on such treaties, including the reinsurer, such as us, and the ceding company.  We will continue to evaluate our retrocessional requirements.

Net premiums written for our reinsurance segment increased to $323.5 million for the 2003 second quarter, compared to $176.6 million for the 2002 second quarter.  Over 85% of the increase in net premiums written was attributable to casualty business.  For the 2003 second quarter, 75.8% of net premiums written were generated from pro rata contracts and 24.2% were derived from excess of loss treaties.  For the 2002 second quarter, 64.6% of net premiums written were generated from pro rata contracts and 35.4% were derived from excess of loss treaties.

Set forth below is summary information regarding our reinsurance segment’s net premiums written by major line of business:

	(Unaudited) Three Months Ended June 30,
	2003		2002
(in thousands)	Amount	% of Total	Amount	% of Total

Major line of business:
Net premiums written
Casualty	$141,864	43.9%	$16,128	9.1%
Property excluding property catastrophe	69,248	21.4%	41,203	23.3%
Other specialty	67,926	21.0%	71,194	40.3%
Property catastrophe	23,337	7.2%	28,315	16.0%
Marine, aviation and space	14,349	4.4%	9,639	5.5%
Non-traditional	3,948	1.2%	8,361	4.8%
Casualty clash	2,848	0.9%	1,779	1.0%
Total	$323,520	100.0%	$176,619	100.0%

For information regarding net premiums written produced by geographic location, refer to note 4, “Segment Information,” of the notes accompanying our consolidated financial statements.

Net Premiums Earned.  Net premiums earned for our reinsurance segment increased to $317.5 million for the 2003 second quarter, compared to $96.3 million for the 2002 second quarter.  Approximately 45% of the increase in net premiums earned was attributable to casualty business.  Net premiums earned reflects period to period changes in net premiums written, including the mix and type of business.  For the 2003 second quarter, 66.1% of net premiums earned were generated from pro rata contracts, while 33.9% of net premiums earned were generated from excess of loss treaties.  For the 2002 second quarter, 44.3% of net premiums earned were generated from pro rata contracts, while 55.7% of net premiums earned were generated from excess of loss treaties.

Set forth below is summary information regarding our reinsurance segment’s net premiums earned by major line of business:

	(Unaudited) Three Months Ended June 30,
	2003		2002
(in thousands)	Amount	%of Total	Amount	%of Total

Major line of business:
Net premiums earned
Casualty	$112,101	35.3%	$12,628	13.1%
Property excluding property catastrophe	70,684	22.3%	16,509	17.1%
Other specialty	62,916	19.8%	25,492	26.5%
Property catastrophe	29,634	9.3%	19,922	20.7%
Marine, aviation and space	21,689	6.8%	5,992	6.2%
Non-traditional	16,423	5.2%	12,513	13.0%
Casualty clash	4,057	1.3%	3,274	3.4%
Total	$317,504	100.0%	$96,330	100.0%

Other Underwriting-Related Fee Income.  Certain assumed reinsurance contracts are deemed, for financial reporting purposes, not to transfer insurance risk, and are accounted for using the deposit method of accounting.  For those contracts that contain an element of underwriting risk, the estimated profit margin is deferred and amortized over the contract period.  We recorded $1.8 million on such contracts for the 2003 second quarter.

Losses and Loss Adjustment Expenses.  Reinsurance segment losses and loss adjustment expenses incurred for the 2003 second quarter were $203.8 million, or 64.2%, of net premiums earned, compared to $67.1 million, or 69.7%, for the 2002 second quarter.  For a discussion of the reserves for losses and loss adjustment expenses, please refer to the section above entitled “—Critical Accounting Policies, Estimates and Recent Accounting Pronouncements—Reserves for Losses and Loss Adjustment Expenses.”

Underwriting Expenses.  The acquisition expense ratio for the 2003 second quarter was 23.2%, compared to 16.8% for the 2002 second quarter, and the other operating expense ratio for the 2003 second quarter was 2.4%, compared to 2.7% for the 2002 second quarter.  The increase in the acquisition expense ratio was due, in part, to the increased percentage of pro rata business earned in the 2003 period.  The decrease in the other operating expense ratio primarily resulted from the significant increase in net premiums earned in the 2003 period.  Since staffing and the establishment of infrastructure has been substantially completed, the anticipated operating expense ratio for 2003 currently is expected to be stable, given current market conditions, although no assurances can be given to that effect.

Insurance Segment

The following table sets forth our insurance segment’s underwriting results:

	(Unaudited) Three Months Ended June 30,
(in thousands)	2003	2002

Gross premiums written	$379,607	$91,546
Net premiums written	236,482	46,406

Net premiums earned	$191,352	$17,129
Policy-related fee income	3,562	2,767
Losses and loss adjustment expenses	(127,536)	(13,204)
Acquisition expenses, net	(21,918)	(1,529)
Other operating expenses	(30,402)	(8,588)
Underwriting income (loss)	$15,058	$(3,425)

Statutory Basis (1)
Loss ratio	66.6%	77.1%
Acquisition expense ratio (2)	10.7%	0.6%
Other operating expense ratio	14.1%	26.8%
Combined ratio	91.4%	104.5%

GAAP Basis (1)
Loss ratio	66.6%	77.1%
Acquisition expense ratio (2)	9.6%	(7.2)%
Other operating expense ratio	15.9%	50.1%
Combined ratio	92.1%	120.0%

(1)          The loss ratios for statutory and GAAP are based on earned premiums. The statutory expense ratios are based on net premiums written, while the GAAP expense ratios are based on net premiums earned.

(2)          The acquisition expense ratio is adjusted to include certain policy-related fee income.

Underwriting Income (Loss).  The insurance segment’s underwriting income was $15.1 million for the 2003 second quarter, compared to a loss of $3.4 million for the 2002 second quarter.  The combined ratio for the insurance segment, on a GAAP basis, was 92.1% for the 2003 second quarter, compared to 120.0% for the 2002 second quarter.  The components of the insurance segment’s underwriting income are discussed below.

Premiums Written.  Gross premiums written for our insurance segment increased to $379.6 million for the 2003 second quarter, compared to $91.5 million for the 2002 second quarter.  During the 2002 second quarter, our insurance segment established new profit centers in various specialty lines and began writing business in its new areas of focus.  In addition, the insurance segment added a number of new programs during 2002 and 2003.  Accordingly, premiums written by the insurance segment for the 2003 second quarter are significantly higher than the 2002 second quarter.

Net premiums written for our insurance segment increased to $236.5 million for the 2003 second quarter, compared to $46.4 million for the 2002 second quarter.  Contributing to this increase was a $70.5 million increase in program business, a $43.1 million increase in casualty business and a $26.7 million increase in professional liability business.  In addition, during the 2003 second quarter, we added a construction and surety profit center which provides primary and excess casualty, contract surety and property coverages.  The increase in net premiums written in our program business resulted from the addition of new programs in 2002 and 2003.

Net premiums written in our healthcare business reflect approximately $16.0 million of ceded premiums related to reinsurance arrangements covering the six months ended June 30, 2003 which were recorded in the 2003 second quarter.

Set forth below is summary information regarding the insurance segment’s net premiums written by major line of business:

	(Unaudited) Three Months Ended June 30,
	2003		2002
(in thousands)	Amount	% of Total	Amount	% of Total

Major line of business:
Net premiums written
Programs	$76,949	32.5%	$6,429	13.8%
Casualty	50,992	21.5%	7,936	17.1%
Professional liability	28,845	12.2%	2,138	4.6%
Construction and surety	22,504	9.5%	2,643	5.7%
Property	20,503	8.7%	5,130	11.1%
Executive assurance	20,502	8.7%	10,871	23.4%
Healthcare	(1,463)	(0.6)%	—	—
Other	17,650	7.5%	11,259	24.3%
Total	$236,482	100.0%	$46,406	100.0%

For information regarding net premiums written produced by geographic location, refer to note 4, “Segment Information,” of the notes accompanying our consolidated financial statements.

Net Premiums Earned.  Net premiums earned for our insurance segment increased to $191.4 million for the 2003 second quarter, compared to $17.1 million for the 2002 second quarter.  Contributing to this increase was a $58.1 million increase in program business, a $36.4 million increase in casualty business and a $17.2 million increase in executive assurance business.

Set forth below is summary information regarding the insurance segment’s net premiums earned by major line of business:

	(Unaudited) Three Months Ended June 30,
	2003		2002
(in thousands)	Amount	% of Total	Amount	% of Total

Major line of business:
Net premiums earned
Programs	$61,328	32.1%	$3,251	19.0%
Casualty	36,756	19.2%	318	1.8%
Professional liability	14,752	7.7%	317	1.8%
Construction and surety	15,901	8.3%	319	1.9%
Property	17,124	8.9%	387	2.3%
Executive assurance	18,855	9.9%	1,671	9.8%
Healthcare	7,084	3.7%	—	—
Other	19,552	10.2%	10,866	63.4%
Total	$191,352	100.0%	$17,129	100.0%

Policy-Related Fee Income.  Policy-related fee income for our insurance segment was $3.6 million for the 2003 second quarter, compared to $2.8 million for the 2002 second quarter.  Such amounts were earned primarily on our non-standard automobile business.

Losses and Loss Adjustment Expenses.  Insurance segment losses and loss adjustment expenses incurred for the 2003 second quarter were $127.5 million, or 66.6%, of net premiums earned, compared to $13.2 million, or 77.1%, for the 2002 second quarter.  For a discussion of the reserves for losses and loss adjustment expenses, please refer to the section above entitled “—Critical Accounting Policies, Estimates and Recent Accounting Pronouncements—Reserves for Losses and Loss Adjustment Expenses.”

Underwriting Expenses.  The acquisition expense ratio for our insurance segment is calculated net of certain policy-related fee income and is influenced by, among other things, (1) the amount of ceding commissions received from unaffiliated reinsurers and (2) the amount of business written on a surplus lines (non-admitted) basis.  The acquisition expense ratio was 9.6% for the 2003 second quarter (net of 1.9 points of policy-related fee income), compared to (7.2%) for the 2002 second quarter (net of 16.1 points of policy-related fee income).  The increase in the acquisition expense ratio primarily resulted from the increased contribution of business from our insurance segment’s new areas of focus in the 2003 period.

The other operating expense ratio for the 2003 second quarter was 15.9%, compared to 50.1% for the 2002 second quarter.  While aggregate operating expenses were higher for the 2003 second quarter compared to the 2002 second quarter, the operating expense ratio decreased primarily due to the growth in net premiums earned in the 2003 period.

Net Investment Income

Net investment income was $19.8 million for the 2003 second quarter, compared to $11.6 million for the 2002 second quarter.  The increase in net investment income for the 2003 second quarter was due to the significant increase in our invested assets primarily resulting from cash flow from operations in 2003 and 2002.  In addition, we received $451,000 of dividend income in the 2003 second quarter from a privately held equity investment.  Our pre-tax and after-tax investment yields, respectively, for the 2003 second quarter were 3.3% and 2.9%, compared to 4.1% and 3.6% for the 2002 second quarter.  These yields were calculated based on the amortized cost of the portfolio.  Yields on future investment income may vary based on financial market conditions, investment allocation decisions and other factors.

Net Realized Investment Gains or Losses

Following is a summary of net realized investment gains (losses):

	(Unaudited) Three Months Ended June 30,
(in thousands)	2003	2002

Fixed maturities	$3,798	$(3,731)
Privately held securities	91	6,207
Total	$3,889	$2,476

Net realized gains or losses in our fixed income portfolio during the 2003 and 2002 periods resulted from the sale of certain securities to reduce credit exposure and from sales related to rebalancing the portfolio.  Net realized gains during the 2002 second quarter included $6.2 million from the disposition of a privately held security.

Other

Other fee income, net of related expenses, represents revenues and expenses provided by our non-underwriting operations.  Other income is generated by our investments in privately held securities.  At June 30, 2003, we held five investments in privately held securities.  Three of such investments are accounted for under the equity method of accounting.  Under the equity method, we record a proportionate share of the investee company’s net income or loss based on our ownership percentage in such investment, which amounted to $0.6 million for the 2003 second quarter, compared to $0.8 million for the 2002 second quarter.  Other expenses primarily represent certain holding company costs necessary to support our growing worldwide insurance and reinsurance operations and costs associated with operating as a publicly-traded company.

Net Foreign Exchange Gains or Losses

Net foreign exchange gains for the 2003 second quarter of $1,761,000 consisted of a net unrealized gain of $1,052,000 and net realized gains of $709,000.  Net foreign exchange gains for the 2002 second quarter of $3,352,000 consisted of a net unrealized gain of $3,263,000 and net realized gains of $89,000.  The net unrealized gain at June 30, 2003 and June 30, 2002 resulted from the translation of foreign denominated monetary assets and liabilities on such dates, as defined and required under GAAP.  Foreign exchange gains and losses vary with fluctuations in currency rates.  Accordingly, these gains and losses could add significant volatility to our net income in future periods.

Non-Cash Compensation

Non-cash compensation results primarily from restricted shares granted in connection with our 2001 underwriting initiative.  Non-cash compensation expense for the 2003 second quarter was $3.5 million, compared to $8.6 million for the 2002 second quarter.  Absent significant additional restricted share grants during the remaining two quarters of 2003, non-cash compensation expense is currently expected to be approximately $3.9 million, and $2.9 million, respectively.

Income Taxes

Income tax expense was $6.6 million for the 2003 second quarter, compared to an income tax benefit of $5.0 million for the 2002 second quarter.  Our effective tax rate may fluctuate from period to period based on the relative mix of income reported by jurisdiction due primarily to the varying tax rates of each jurisdiction.  Our quarterly tax provision is adjusted to reflect changes in our expected annual tax rates, if any.  During the 2002 second quarter, we reversed a $7.4 million valuation allowance on certain of our deferred tax assets.  See note 9, “Income Taxes,” of the notes accompanying our consolidated financial statements.

Results of Operations—Six Months ended June 30, 2003 and 2002

The following table sets forth net income and earnings per share data:

	(Unaudited) Six Months Ended June 30,
(in thousands)	2003	2002

Net income	$114,270	$23,192
Diluted net income per share	$1.70	$0.42
Diluted average shares outstanding	67,381,859	54,981,185

Net income increased to $114.3 million for the six months ended June 30, 2003, compared to $23.2 million for the six months ended June 30, 2002.  The increase in net income was primarily due to a significant increase in the underwriting results of both our reinsurance and insurance operations, as discussed in “—Segment Information” below.  In addition, net income increased due to growth in our investment results.  The increase in diluted average shares outstanding for the six months ended June 30, 2003 compared to the six months ended June 30, 2002 is primarily due to the issuance during 2002 of preference shares and the issuance of common shares in a stock offering and upon the exercise of warrants.

Segment Information

Reinsurance Segment

The following table sets forth our reinsurance segment’s underwriting results:

	(Unaudited) Six Months Ended June 30,
(in thousands)	2003	2002

Gross premiums written	$899,699	$445,200
Net premiums written	870,956	441,480

Net premiums earned	$583,451	$151,863
Other underwriting-related fee income	3,728	—
Losses and loss adjustment expenses	(367,712)	(108,005)
Acquisition expenses, net	(138,368)	(23,487)
Other operating expenses	(13,782)	(6,133)
Underwriting income	$67,317	$14,238

Statutory Basis (1)
Loss ratio	63.0%	71.1%
Acquisition expense ratio	22.5%	15.5%
Other operating expense ratio	2.2%	2.8%
Combined ratio	87.7%	89.4%

GAAP Basis (1)
Loss ratio	63.0%	71.1%
Acquisition expense ratio	23.7%	15.5%
Other operating expense ratio	2.4%	4.0%
Combined ratio	89.1%	90.6%

(1)          The loss ratios for statutory and GAAP are based on earned premiums. The statutory expense ratios are based on net premiums written, while the GAAP expense ratios are based on net premiums earned.

Underwriting Income.  The reinsurance segment’s underwriting income increased to $67.3 million for the six months ended June 30, 2003, compared to $14.2 million for the six months ended June 30, 2002.  The combined ratio for the reinsurance segment, on a GAAP basis, was 89.1% for the six months ended June 30, 2003, compared to 90.6% for the six months ended June 30, 2002.  The components of the reinsurance segment’s underwriting income are discussed below.

Premiums Written.  Gross premiums written increased to $899.7 million for the six months ended June 30, 2003 from $445.2 million for the six months ended June 30, 2002.  Net premiums written for our reinsurance segment increased to $871.0 million for the six months ended June 30, 2003, compared to $441.5 million for the six months ended June 30, 2002.  Over half of the increase in net premiums written was attributable to casualty business.  For the six months ended June 30, 2003, 64.0% of net premiums written were generated from pro rata contracts and 36.0% were derived from excess of loss treaties.  For the six months ended June 30, 2002, 43.7% of net premiums written were generated from pro rata contracts and 56.3% were derived from excess of loss treaties.

Set forth below is summary information regarding the reinsurance segment’s net premiums written by major line of business:

	(Unaudited) Six Months Ended June 30,
	2003		2002
(in thousands)	Amount	% of Total	Amount	% of Total

Major line of business:
Net premiums written
Casualty	$305,824	35.1%	$56,868	12.9%
Other specialty	203,941	23.4%	101,449	23.0%
Property excluding property catastrophe	181,848	20.9%	83,875	19.0%
Property catastrophe	72,110	8.3%	79,030	17.9%
Non-traditional	51,583	5.9%	78,731	17.8%
Marine, aviation and space	45,770	5.3%	28,598	6.5%
Casualty clash	9,880	1.1%	12,929	2.9%
Total	$870,956	100.0%	$441,480	100.0%

For information regarding net premiums written produced by geographic location, refer to note 4, “Segment Information,” of the notes accompanying our consolidated financial statements.

Net Premiums Earned.  Net premiums earned for our reinsurance segment increased to $583.5 million for the six months ended June 30, 2003, compared to $151.9 million for the six months ended June 30, 2002.  The increase in net premiums earned occurred in all major lines of business.  For the six months ended June 30, 2003, 65.0% of net premiums earned were generated from pro rata contracts, while 35.0% of net premiums earned were generated from excess of loss treaties.  For the six months ended June 30, 2002, 35.7% of net premiums earned were generated from pro rata contracts, while 64.3% of net premiums earned were generated from excess of loss treaties.

Set forth below is summary information regarding the reinsurance segment’s net premiums earned by major line of business:

	(Unaudited) Six Months Ended June 30,
	2003		2002
(in thousands)	Amount	% of Total	Amount	% of Total

Major line of business:
Net premiums earned
Casualty	$190,608	32.7%	$19,144	12.6%
Other specialty	120,588	20.6%	32,974	21.7%
Property excluding property catastrophe	131,751	22.6%	24,339	16.0%
Property catastrophe	57,245	9.8%	31,854	21.0%
Non-traditional	38,451	6.6%	27,463	18.1%
Marine, aviation and space	37,271	6.4%	10,012	6.6%
Casualty clash	7,537	1.3%	6,077	4.0%
Total	$583,451	100.0%	$151,863	100.0%

Other Underwriting-Related Fee Income.  Certain assumed reinsurance contracts are deemed, for financial reporting purposes, not to transfer insurance risk, and are accounted for using the deposit method of accounting.  For those contracts that contain an element of underwriting risk, the estimated profit margin is deferred and amortized over the contract period.  We recorded $3.7 million on such contracts for the six months ended June 30, 2003.  On a notional basis, the amount of “premiums” attaching to such contracts was $138.1 million.

Losses and Loss Adjustment Expenses.  Reinsurance segment losses and loss adjustment expenses incurred for the six months ended June 30, 2003 were $367.7 million, or 63.0%, of net premiums earned, compared to $108.0 million, or 71.1%, for the six months ended June 30, 2002.  For a discussion of the reserves for losses and loss adjustment expenses, please refer to the section above entitled “—Critical Accounting Policies, Estimates and Recent Accounting Pronouncements—Reserves for Losses and Loss Adjustment Expenses.”

Underwriting Expenses.  The acquisition expense ratio for the six months ended June 30, 2003 was 23.7%, compared to 15.5% for the six months ended June 30, 2002, and the other operating expense ratio for the six months ended June 30, 2003 was 2.4%, compared to 4.0% for the six months ended June 30, 2002.  The increase in the acquisition expense ratio was due, in part, to the increased percentage of pro rata business earned in the six months ended June 30, 2003.  The decrease in the other operating expense ratio primarily resulted from the significant increase in net premiums earned in the 2003 period.

Insurance Segment

The following table sets forth our insurance segment’s underwriting results:

	(Unaudited) Six Months Ended June 30,
(in thousands)	2003	2002

Gross premiums written	$724,913	$150,268
Net premiums written	465,909	62,256

Net premiums earned	$329,856	$29,123
Policy-related fee income	6,775	3,935
Losses and loss adjustment expenses	(226,749)	(22,839)
Acquisition expenses, net	(35,404)	(1,578)
Other operating expenses	(52,491)	(12,090)
Underwriting income (loss)	$21,987	$(3,449)

Statutory Basis (1)
Loss ratio	68.7%	78.4%
Acquisition expense ratio (2)	10.6%	(2.9)%
Other operating expense ratio	12.9%	27.0%
Combined ratio	92.2%	102.5%

GAAP Basis (1)
Loss ratio	68.7%	78.4%
Acquisition expense ratio (2)	8.7%	(8.1)%
Other operating expense ratio	15.9%	41.5%
Combined ratio	93.3%	111.8%

(1)   The loss ratios for statutory and GAAP are based on earned premiums. The statutory expense ratios are based on net premiums written, while the GAAP expense ratios are based on net premiums earned.

(2)   The acquisition expense ratio is adjusted to include certain policy-related fee income.

Underwriting Income (Loss).  The insurance segment’s underwriting income was $22.0 million for the six months ended June 30, 2003, compared to a loss of $3.4 million for the six months ended June 30, 2002.  The combined ratio for the insurance segment, on a GAAP basis, was 93.3% for the six months ended June 30, 2003, compared to 111.8% for the six months ended June 30, 2002.  The components of the insurance segment’s underwriting income are discussed below.

Premiums Written.  Gross premiums written for our insurance segment increased to $724.9 million for the six months ended June 30, 2003 from $150.3 million for the six months ended June 30, 2002.  Net premiums written for our insurance segment increased to $465.9 million for the six months ended June 30, 2003, compared to $62.3 million for the six months ended June 30, 2002.  Contributing to this increase was a $138.9 million increase in program business and a $92.4 million increase in casualty business.  In addition, during the 2003 second quarter, we added a construction and surety profit center which provides primary and excess casualty, contract surety and property coverages.

Set forth below is summary information regarding the insurance segment’s net premiums written by major line of business:

	(Unaudited) Six Months Ended June 30,
	2003		2002
(in thousands)	Amount	% of Total	Amount	% of Total

Major line of business:
Net premiums written
Programs	$147,576	31.7%	$8,696	14.0%
Casualty	100,327	21.5%	7,936	12.8%
Professional liability	48,688	10.4%	2,138	3.4%
Executive assurance	45,766	9.8%	12,783	20.5%
Construction and surety	42,214	9.1%	2,643	4.2%
Property	34,741	7.5%	5,130	8.3%
Healthcare	14,801	3.2%	—	—
Other	31,796	6.8%	22,930	36.8%
Total	$465,909	100.0%	$62,256	100.0%

For information regarding net premiums written produced by geographic location, refer to note 4, “Segment Information,” of the notes accompanying our consolidated financial statements.

Net Premiums Earned.  Net premiums earned for our insurance segment increased to $329.9 million for the six months ended June 30, 2003, compared to $29.1 million for the six months ended June 30, 2002.  Contributing to this increase was a $96.2 million increase in program business and a $61.7 million increase in casualty business.

Set forth below is summary information regarding the insurance segment’s net premiums earned by major line of business:

	(Unaudited) Six Months Ended June 30,
	2003		2002
(in thousands)	Amount	% of Total	Amount	% of Total

Major line of business:
Net premiums earned
Programs	$101,160	30.7%	$4,983	17.1%
Casualty	62,011	18.8%	318	1.1%
Professional liability	23,127	7.0%	317	1.1%
Executive assurance	35,129	10.6%	1,767	6.1%
Construction and surety	25,730	7.8%	319	1.1%
Property	29,619	9.0%	387	1.3%
Healthcare	15,897	4.8%	—	—
Other	37,183	11.3%	21,032	72.2%
Total	$329,856	100.0%	$29,123	100.0%

Policy-Related Fee Income.  Policy-related fee income for our insurance segment was $6.8 million for the six months ended June 30, 2003, compared to $3.9 million for the six months ended June 30, 2002.  Such amounts were earned primarily in our non-standard automobile business.

Losses and Loss Adjustment Expenses.  Insurance segment losses and loss adjustment expenses incurred for the six months ended June 30, 2003 were $226.7 million, or 68.7%, of net premiums earned, compared to $22.8 million, or 78.4%, for the six months ended June 30, 2002.  For a discussion of the reserves for losses and loss adjustment expenses, please refer to the section above entitled “—Critical Accounting Policies, Estimates and Recent Accounting Pronouncements—Reserves for Losses and Loss Adjustment Expenses.”

Underwriting Expenses.  The acquisition expense ratio was 8.7% for the six months ended June 30, 2003 (net of 2.1 points of policy-related fee income), compared to (8.1%) for the six months ended June 30, 2002 (net of 13.5 points of policy-related fee income).  The increase in the acquisition expense ratio primarily resulted from the increased contribution of business from our insurance segment’s new areas of focus in the 2003 period.

The other operating expense ratio for the six months ended June 30, 2003 was 15.9%, compared to 41.5% for the six months ended June 30, 2002.  While aggregate operating expenses were higher for the six months ended June 30, 2003 compared to the six months ended June 30, 2002, the operating expense ratio decreased primarily due to the growth in net premiums earned in the 2003 period.

Net Investment Income

Net investment income was $38.2 million for the six months ended June 30, 2003, compared to $20.8 million for the six months ended June 30, 2003.  The increase in net investment income for the six months ended June 30, 2003 was due to the significant increase in our invested assets primarily resulting from cash flow from operations in 2003 and 2002.  Our pre-tax and after-tax investment yields, respectively, for the six months ended June 30, 2003 were 3.4% and 3.0%, compared to 3.6% and 3.1% for the six months ended June 30, 2002.  These yields were calculated based on the amortized cost of the portfolio.

Net Realized Gains or Losses on Investments

Following is a summary of net realized investment gains (losses):

	(Unaudited) Six Months Ended June 30,
(in thousands)	2003	2002

Fixed maturities	$7,733	$(4,477)
Privately held securities	457	6,216
Publicly traded equity securities	—	(728)
Other	1,898	—
Total	$10,088	$1,011

Net realized gains in our fixed income portfolio during the six months ended June 30, 2003 and 2002 resulted from the sale of certain securities to reduce credit exposure, and from sales related to rebalancing the portfolio.  In addition, we recorded a realized gain, shown as “Other” in the table above, on proceeds received from a class action lawsuit related to a publicly traded equity security which we previously owned and for which we had recorded a significant realized loss in a prior year.

Other

Other income, generated by our investments in privately held securities accounted for under the equity method of accounting, amounted to $1.7 million for the six months ended June 30, 2003, compared to $1.6 million for the six months ended June 30, 2002.

Net Foreign Exchange Gains or Losses

Net foreign exchange gains for the six months ended June 30, 2003 of $2,811,000 consisted of a net unrealized gain of $1,647,000 and net realized gains of $1,164,000.  Net foreign exchange gains for the six months ended June 30, 2002 of $3,244,000 consisted of a net unrealized gain of $3,263,000 and net realized losses of $19,000.

Non-Cash Compensation

Non-cash compensation expense for the six months ended June 30, 2003 was $7.8 million, compared to $12.8 million for the six months ended June 30, 2002.  Non-cash compensation results primarily from the vesting of restricted shares granted in connection with our capital infusion and underwriting initiative announced in October 2001.

Income Taxes

Our effective tax rate may fluctuate from period to period based on the relative mix of income reported by jurisdiction primarily due to the varying tax rates in each jurisdiction.  Our tax provision for the six months ended June 30, 2003 is based upon the expected annual effective tax rate on net income of 11.2%, compared to 14.5% for the six months ended June 30, 2002 (excluding the reversal of a $7.4 million valuation allowance).  The effective tax rate, excluding the effect of certain non-cash compensation, net realized investment gains or losses, net foreign exchange gains or losses and other income, was approximately 11.0% for the six months ended June 30, 2003, compared to 5.9% for the six months ended June 30, 2002.  See note 9, “Income Taxes,” of the notes accompanying our consolidated financial statements.

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

Pursuant to a shareholders agreement that we entered into in connection with the November 2001 capital infusion, we have agreed not to declare any dividend or make any other distribution on our common shares, and not to repurchase any common shares, until we have repurchased from funds affiliated with Warburg Pincus LLC (“Warburg Pincus Funds”), funds affiliated with Hellman & Friedman LLC (“Hellman & Friedman Funds”) and the other holders of our preference shares, pro rata, on the basis of the amount of each of these shareholders’ investment in us at the time of such repurchase, preference shares having an aggregate value of $250.0 million, at a per share price acceptable to these shareholders.

On a consolidated basis, our aggregate invested assets, including cash and short-term investments, totaled approximately $2.6 billion at June 30, 2003.  As of such date, ACGL’s readily available cash, short-term investments and marketable securities, excluding amounts held by our regulated insurance and reinsurance subsidiaries, totaled $11.2 million.

The ability of our regulated insurance and reinsurance subsidiaries to pay dividends or make distributions is dependent on their ability to meet applicable regulatory standards.  Under Bermuda law, Arch Reinsurance Ltd. (“Arch Re Bermuda”) is required to maintain a minimum solvency margin (i.e., the amount by which the value of its general business assets must exceed its general business liabilities) equal to the greatest of (1) $100,000,000, (2) 50% of net premiums written (being gross premiums written by us less any premiums ceded by us, but we may not deduct more than 25% of gross premiums when computing net premiums written) and (3) 15% of loss and other insurance reserves.  Arch Re Bermuda is prohibited from declaring or paying any dividends during any financial year if it is not in compliance with its minimum solvency margin.  In addition, Arch Re Bermuda is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files, at least seven days before payment of such dividends, with the Bermuda Monetary Authority an affidavit stating that it will continue to meet the required margins.  In addition, Arch Re Bermuda is prohibited, without prior approval of the Bermuda Monetary Authority, from reducing by 15% or more its total statutory capital, as set out in its previous year’s financial statements.  At December 31, 2002, Arch Re Bermuda had statutory capital and surplus as determined under Bermuda law of $1.2 billion (including ownership interests in its wholly owned subsidiaries).  Accordingly, 15% of Arch Re Bermuda’s capital, or approximately $179 million, is available for dividends during 2003 without prior approval under Bermuda law, as discussed above.  Our U.S. insurance and reinsurance subsidiaries, on a consolidated basis, may not pay any significant dividends or distributions during 2003 without prior regulatory approval.  In addition, the ability of our insurance and reinsurance subsidiaries to pay dividends could be constrained by our dependence on financial strength ratings from independent rating agencies.  Our ratings from these agencies depend to a large extent on the capitalization levels of our insurance and reinsurance subsidiaries.

ACGL, through its subsidiaries, provides financial support to certain of its insurance subsidiaries and affiliates, through certain reinsurance arrangements essential to the ratings of such subsidiaries.  Except as described in the preceding sentence, or where express reinsurance, guarantee or other financial support contractual arrangements are in place, each of ACGL’s subsidiaries or affiliates is solely responsible for its own liabilities and commitments (and no other ACGL subsidiary or affiliate is so responsible).  Any reinsurance arrangements, guarantees or other financial support contractual arrangements that are in place are solely for the benefit of the ACGL subsidiary or affiliate involved and third parties (creditors or insureds of such entity) are not express beneficiaries of such arrangements.

Cash flow from operating activities on a consolidated basis are provided by premiums collected, fee income, investment income and collected reinsurance recoverables, offset by losses and loss adjustment expense payments, reinsurance premiums payable and operating costs.  Consolidated cash provided by operating activities was $367.4 million for the 2003 second quarter, compared to $65.4 million for the 2002 second quarter.  Operating cash flow for the six months ended June 30, 2003 was $667.9 million, compared to $113.7 million for the six months ended June 30, 2002.  The increase in cash flow in the 2003 periods compared to the 2002 periods was primarily due to the growth in premium volume and a relatively low level of claim payments due, in part, to the start-up nature of our insurance and reinsurance operations.

Our expanded underwriting activities will initially be supported by our capital, and we expect that our other operational needs for the foreseeable future will be met by our balance of cash and short-term investments, as well as by funds generated from underwriting activities and investment income and proceeds on the sale or maturity of our investments.  In furtherance of our business strategy, we may seek to secure external financing from time to time and may also access the public capital markets.  We have an effective shelf registration statement with the SEC.  It permits us to issue various types of securities, including unsecured debt securities, preference shares and common shares, from time to time, up to an aggregate of $500 million.  The unused portion of our shelf registration is approximately $309 million.  Any additional issuance of common shares by us could have the effect of diluting our earnings per share and our book value per share.

At June 30, 2003 and December 31, 2002, our consolidated shareholders’ equity was approximately $1.6 billion and $1.4 billion, respectively.  The increase in consolidated shareholders’ equity was primarily attributable to the effects of net income for the six months ended June 30, 2003 and an increase in unrealized appreciation of investments.

Acquisition of Western Diversified Casualty Insurance Company

On June 23, 2003, we acquired Western Diversified Casualty Insurance Company (“Western Diversified”), an admitted insurer in 46 states and the District of Columbia, from Western Diversified Services, Inc., a subsidiary of Protective Life Corporation (NYSE:  PL), for $17.1 million in cash.  At closing, Western Diversified, which was acquired to support the operations of the insurance segment, had net assets of approximately $10.1 million.  Protective Life Corporation and certain of its affiliates have entered into agreements to reinsure or otherwise assume all liabilities arising out of Western Diversified’s business prior to the closing of the acquisition.  In connection with the acquisition, we recorded $7.0 million of goodwill and intangible assets, which primarily consist of state licenses and authorities to conduct insurance business.  Such intangible assets have an indefinite life.

Certain Matters Which May Materially Affect Our Results of Operations and/or Financial Condition

Reserves for Losses and Loss Adjustment Expenses

We establish reserves for losses and loss adjustment expenses which represent estimates involving actuarial and statistical projections, at a given point in time, of our expectations of the ultimate settlement and administration costs of losses incurred.  Estimating loss reserves is inherently difficult, which is exacerbated by the fact that we are a new company with relatively limited historical experience upon which to base such estimates.  We utilize actuarial models as well as available historical insurance industry loss ratio experience and loss development patterns to assist in the establishment of appropriate loss reserves.  Actual losses and loss adjustment expenses paid will deviate, perhaps substantially, from the reserve estimates reflected in our financial statements.  See the section above entitled “—Critical Accounting Policies, Estimates and Recent Accounting Pronouncements—Reserves for Losses and Loss Adjustment Expenses.”

Reinsurance Protection and Recoverables

For purposes of limiting our risk of loss, we reinsure a portion of our exposures, paying to reinsurers a part of the premiums received on the policies we write, and we may also use retrocessional protection.  For the six months ended June 30, 2003, ceded premiums written represented approximately 13% of gross premiums written, compared to 15% for the year ended December 31, 2002.  The decrease is primarily due to an increased retention of our insurance segment premiums written during 2003.

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

We monitor the financial condition of our reinsurers and attempt to place coverages only with substantial, financially sound carriers.  At June 30, 2003, approximately 83% of our reinsurance recoverables on paid and unpaid losses of $324.9 million (not including prepaid reinsurance premiums) were due from carriers which had an A.M. Best rating of “A-” or better.  We had no amounts recoverable on unpaid losses from a single entity or group of entities that exceeded 5% of our total shareholders’ equity.

The following table details our reinsurance recoverables at June 30, 2003:

	% of Total	A.M. Best Rating (1)

Sentry Insurance a Mutual Company (2)	25.5%	A+
Alternative market recoverables (3)	10.4%	NR
Lloyd’s of London syndicates (4)	10.1%	A-
Swiss Reinsurance America Corporation	5.6%	A++
Hartford Fire Insurance Company	5.0%	A+
Employers Reinsurance Corporation	4.9%	A
Folksamerica Reinsurance Company	3.8%	A
Everest Reinsurance Corporation	3.6%	A+
Odyssey Reinsurance Corporation	3.4%	A
Gerling Global Reinsurance Corporation of America	2.5%	NR
GMAC Insurance Group	2.4%	A
GE Reinsurance Corporation	2.0%	A
AXA Corporate Solutions Reinsurance Company	1.4%	B
Lumbermens Mutual Casualty Company	1.3%	D
PMA Capital Insurance Company	1.1%	A-
All other (5)	16.8%
Total	100.0%

(1)       The financial strength ratings are as of August 8, 2003 and were assigned by A.M. Best based on its opinion of the insurer’s financial strength as of such date.  An explanation of the ratings listed in the table follows:  ratings of “A++” and “A+” are designated “Superior”; the “A” and “A-” ratings are designated “Excellent”; the “B” rating is designated “Fair”; and the “D” rating is designated “Poor.”  Additionally, A.M. Best has five classifications within the “Not Rated” or “NR” category.  Reasons for an “NR” rating being assigned by A.M. Best include insufficient data, size or operating experience, companies which are in run-off with no active business writings or are dormant, companies which disagree with their rating and request that a rating not be published or insurers that request not to be formally evaluated for the purposes of assigning a rating opinion.

(2)       In connection with our acquisition of Arch Specialty Insurance Company (“Arch Specialty”) in February 2002, the seller, Sentry Insurance a Mutual Company (“Sentry”), agreed to reinsure or otherwise assume all liabilities arising out of Arch Specialty’s business prior to the closing of the acquisition.  The balance due from Sentry includes all such amounts.

(3)       Includes amounts recoverable from separate cell accounts in our alternative markets unit.

(4)       The A.M. Best group rating of “A-” (Excellent) has been applied to all Lloyd’s of London syndicates.

(5)       The following table provides a breakdown of the “All other” category by A.M. Best rating:

% of Total

Companies rated “A-” or better	15.1%
Companies not rated	1.7%
Total	16.8%

Natural and Man-Made Catastrophic Events

We have large aggregate exposures to natural and man-made catastrophic events.  Catastrophes can be caused by various events, including, but not limited to, hurricanes, floods, windstorms, earthquakes, hailstorms, explosions, severe winter weather and fires.  Catastrophes can also cause losses in non-property lines of business such as workers’ compensation or general liability.  In addition to the nature of property business, we believe that economic and geographic trends affecting insured property, including inflation, property value appreciation and geographic concentration tend to generally increase the size of losses from catastrophic events over time.

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

For our catastrophe exposed business, we seek to limit the amount of exposure we will assume from any one insured or reinsured and the amount of the exposure to catastrophe losses in any geographic zone.  We monitor our exposure to catastrophic events, including earthquake, wind and specific terrorism exposures, and periodically reevaluate the estimated probable maximum pre-tax loss for such exposures.  Our estimated probable maximum pre-tax loss is determined through the use of modeling techniques, but such estimate does not represent our total potential loss for such exposures.  We seek to limit the probable maximum pre-tax loss to a percentage of our total shareholders’ equity for severe catastrophic events.  Currently, we generally seek to limit the probable maximum pre-tax loss to approximately 25% of total shareholders’ equity for a severe catastrophic event in any geographic zone that could be expected to occur once in every 250 years.  There can be no assurances that we will not suffer pre-tax losses greater than 25% of our total shareholders’ equity from one or more catastrophic events due to several factors, including the inherent uncertainties in estimating the frequency and severity of such events and the margin of error in making such determinations resulting from potential inaccuracies in the data provided by clients and brokers, the modeling techniques and the application of such techniques.  In addition, depending on business opportunities and the mix of business that may comprise our insurance and reinsurance portfolio, we may seek to limit the probable maximum pre-tax loss to a higher percentage of our total shareholders’ equity for our catastrophe exposed business.

For 2003 exposures, our insurance operations have entered into a reinsurance treaty which provides coverage for catastrophe-related losses equal to 95% of the first $70 million in excess of a $50 million retention of such losses.  In addition, our reinsurance operations have purchased reinsurance which primarily provides coverage for certain catastrophe-related losses in California and Florida.  Recoveries under such reinsurance treaties are calculated based upon the size of insured industry losses.  In the future, we may seek to purchase additional catastrophe or other reinsurance protection.  The availability and cost of such reinsurance protection is subject to market conditions, which are beyond our control.  As a result of market conditions and other factors, we may not be successful in obtaining such protection.  See “—Reinsurance Protection and Recoverables” above.

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

Management and Operations

As a relatively new insurance and reinsurance company, our success will depend on our ability to integrate new management and operating personnel and to establish and maintain operating procedures and internal controls (including the timely and successful implementation of our information technology initiatives) to effectively support our business and our regulatory and reporting requirements, and no assurances can be given as to the success of these endeavors.  Accordingly, we have been, and are continuing to, enhance our procedures and controls, including our control over financial reporting.

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

Contingencies Relating to the Sale of Prior Reinsurance Operations

See note 11, “Contingencies Relating to the Sale of Prior Reinsurance Operations,” of the notes accompanying our consolidated financial statements.

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

Financial strength and claims paying ratings from third party rating agencies are instrumental in establishing the competitive positions of companies in our industry.  Periodically, rating agencies evaluate us to confirm that we continue to meet their criteria for the ratings assigned to us by them.  Our reinsurance subsidiaries, Arch Reinsurance Company and Arch Re Bermuda, and our principal insurance subsidiaries, Arch Insurance Company, Arch Specialty and Arch Excess & Surplus Insurance Company, each currently have financial strength ratings of “A-” (Excellent) from A.M. Best.  With respect to our non-standard automobile insurers, American Independent Insurance Company has a financial strength rating of “B+” (Very Good) from A.M. Best, and Personal Service Insurance Company has a financial strength rating of “A-” (Excellent) from A.M. Best.

Rating agencies have been coming under increasing pressure as a result of high-profile corporate bankruptcies and may, as a result, increase their scrutiny of rated companies, revise their rating policies or take other action.  We can offer no assurances that our ratings will remain at their current levels, or that our security will be accepted by brokers and our insureds and reinsureds.  A ratings downgrade, or the potential for such a downgrade, could adversely affect both our relationships with agents, brokers, wholesalers and other distributors of our existing products and services and new sales of our products and services.

Contractual Obligations and Commercial Commitments

Effective August 1, 2003, Constantine Iordanou became President and Chief Executive Officer of ACGL.  Mr. Iordanou succeeded Peter Appel, who will remain on the board of directors of ACGL.  Effective July 31, 2003, we agreed to pay $2.3 million to Mr. Appel in recognition of his exceptional performance in enhancing shareholder value during his tenure as President and Chief Executive Officer of ACGL.  In addition, Mr. Appel has agreed to assist ACGL in seeking to maximize the value of the assets deemed “non-core” under the subscription agreement entered into in connection with the November 2001 capital infusion (see “—Book Value Per Share”).  In that connection, we entered into a non-core business payment agreement with Mr. Appel pursuant to which Mr. Appel will be paid an amount equal to $1.5 million if, and only if, the aggregate of the realized values of all non-core assets equals or exceeds the aggregate of the adjusted closing book values of all such non-core assets, as computed under the subscription agreement in November 2003 (or such earlier date as agreed upon by us and the investors thereunder).  See “—Book Value Per Share” for a description of such calculation.  Mr. Appel will also be paid an amount equal to 15% of the net excess, if any, of the realized value over the adjusted closing book value of all the non-core assets; provided, however that any such additional amount payable will not exceed $1.5 million (such that the aggregate amount payable under the non-core business payment agreement will not exceed $3.0 million).  In the event that it is determined under the subscription agreement that the realized value does not exceed the adjusted closing book value of all the non-core assets, it is possible that the investors who provided the 2001 capital infusion will be issued additional preference shares under a purchase price adjustment mechanism included in the subscription agreement.  For all purposes under the subscription agreement and the non-core business payment agreement, the calculated realized value of the non-core assets will not be reduced by the amount, if any, payable to Mr. Appel under the non-core business payment agreement.

In August 2003, we renewed our letter of credit facility for up to $250 million.  The principal purpose of this facility is to issue, as required, evergreen standby letters of credit in favor of primary insurance or reinsurance counterparties with which we have entered into reinsurance arrangements to ensure that such counterparties are permitted to take credit for reinsurance obtained from our reinsurance subsidiaries in United States jurisdictions where such subsidiaries are not licensed or otherwise admitted as an insurer, as required under insurance regulations in the United States.  If such subsidiaries are unable to post security in the form of letters of credit or trust funds when required under such regulations, the operations of our reinsurance subsidiaries could be significantly and negatively affected.

When issued under the facility, such letters of credit are secured by a portion of our investment portfolio.  In addition, the letter of credit facility also requires the maintenance of certain financial covenants, with which we were in compliance at June 30, 2003.  At such date, we had approximately $141.8 million in outstanding letters of credit which were secured by investments totaling $163.1 million.  In addition to letters of credit, we have and may establish insurance trust accounts in the U.S. and Canada to secure our reinsurance amounts payable as required.

This facility expires on August 11, 2004.  It is anticipated that the letter of credit facility will be renewed (or replaced) on expiry, but such renewal (or replacement) will be subject to the availability of credit from banks which we utilize.  In the event such support is insufficient, we could be required to provide alternative security to cedents.  This could take the form of additional insurance trusts supported by our investment portfolio or funds withheld using our cash resources.  The amount of letters of credit issued is driven by, among other things, the timing and payment of catastrophe losses, loss development of existing reserves, the payment pattern of such reserves, the further expansion of our business and the loss experience of such business.  If we are unable to post security in the form of letters of credit or trust funds when required, our operations could be significantly and negatively affected.

Investments

At June 30, 2003, consolidated cash and invested assets totaled approximately $2.6 billion, consisting of $307.0 million of cash and short-term investments, $2.3 billion of publicly traded fixed maturity securities and $28.6 million of privately held securities.  At June 30, 2003, our fixed income portfolio, which includes fixed maturity securities and short-term investments, had an average Standard & Poor’s quality rating of “AA-” and an average duration of 2.2 years.  Our fixed income investment portfolio is currently managed by external investment advisors under our direction in accordance with investment guidelines provided by us.  Our current guidelines stress preservation of capital, market liquidity and diversification of risk.

The following table summarizes the estimated fair value and carrying value and amortized cost of our fixed maturity securities and equity securities at June 30, 2003:

	(Unaudited) June 30, 2003
(in thousands)	Estimated Fair Value and Carrying Value	Gross Unrealized Gains	Gross Unrealized (Losses)	Amortized Cost

Fixed maturities:
U.S. government and government agencies	$403,831	$7,155	$(139)	$396,815
Corporate bonds	1,419,166	58,049	(554)	1,361,671
Mortgage and asset backed securities	470,226	10,956	(466)	459,736
	2,293,223	76,160	(1,159)	2,218,222
Equity securities:
Privately held	28,606	1,819	—	26,787
Total	$2,321,829	$77,979	$(1,159)	$2,245,009

The following table presents the Standard & Poor’s credit quality distribution of our fixed maturity securities at June 30, 2003:

(in thousands)	Estimated Fair Value and Carrying Value	% of Total

Fixed Maturities:
AAA	$936,079	40.8%
AA	175,908	7.7%
A	817,303	35.6%
BBB	363,933	15.9%
Total	$2,293,223	100.0%

As part of our investment strategy, we seek to establish a level of cash and highly liquid short-term and intermediate-term securities which, combined with expected cash flow, is believed by us to be adequate to meet our foreseeable payment obligations.  We have not invested in derivative financial instruments such as futures, forward contracts, swaps or options or other financial instruments with similar characteristics such as interest rate caps or floors and fixed-rate loan commitments.  Our portfolio includes investments, such as mortgage-backed securities, which are subject to prepayment risk.  Our investments in mortgage-backed securities, which amounted to approximately $470.2 million at June 30, 2003, or 17.9% of cash and invested assets, are classified as available for sale and are not held for trading purposes.

Our privately held equity securities consist of securities issued by privately held companies that are generally restricted as to resale or are otherwise illiquid and do not have readily ascertainable market values.  The risk of investing in such securities is generally greater than the risk of investing in securities of widely held, publicly traded companies.  At June 30, 2003, our private equity portfolio consisted of five investments totaling $28.6 million in fair value, with additional investment portfolio commitments in an aggregate amount of approximately $0.4 million.  We do not currently intend to make any significant investments in privately held securities over and above our current commitments.  See note 7, “Investment Information,” of the notes accompanying our consolidated financial statements.

Book Value Per Share

The following book value per share calculations are based on shareholders’ equity of approximately $1.6 billion and $1.4 billion at June 30, 2003 and December 31, 2002, respectively.   Book value per share excludes the effects of stock options and Class B warrants.  Diluted per share book value at June 30, 2003 increased to $23.42 from $21.20 at December 31, 2002.  The increase in diluted per share book value was primarily attributable to our net income for the six months ended June 30, 2003 and an increase in unrealized appreciation of investments.

	(Unaudited) June 30, 2003		December 31, 2002
	Common Shares and Potential Common Shares	Cumulative Book Value Per Share	Common Shares and Potential Common Shares	Cumulative Book Value Per Share
Common shares (1)	28,034,809	$26.77	27,725,334	$21.48
Series A convertible preference shares	38,844,665	$23.42	38,844,665	$21.20
Common shares and potential common shares	66,879,474		66,569,999

(1) Book value per common share at June 30, 2003 and December 31, 2002 was determined by dividing (i) the difference between total shareholders’ equity and the aggregate liquidation preference of the Series A convertible preference shares of $815.7 million, by (ii) the number of common shares outstanding. Restricted common shares are included in the number of common shares outstanding as if such shares were issued on the date of grant.

Pursuant to the subscription agreement entered in connection with the November 2001 capital infusion (the “Subscription Agreement”), a post-closing purchase price adjustment will be calculated in November 2003 (or such earlier date as agreed upon by us and the investors thereunder) based on an adjustment basket. The adjustment basket will be equal to (1) the difference between value realized upon sale and the GAAP book value at the closing of the capital infusion (November 2001) (as adjusted based on a pre-determined growth rate) of agreed upon non-core assets; plus (2) the difference between GAAP net book value of our insurance balances attributable to our core insurance operations with respect to any policy or contract written or having a specified effective date at the time of the final adjustment and those balances at the closing; minus (3) reductions in book value arising from costs and expenses relating to the transaction provided under the Subscription Agreement, actual losses arising out of breach of representations under the Subscription Agreement and certain other costs and expenses.  If the adjustment basket is less than zero, we will issue additional preference shares to the investors based on the decrease in value of the components of the adjustment basket. If the adjustment basket is greater than zero, we are allowed to use cash in an amount based on the increase in value of the components of the adjustment basket to repurchase common shares (other than any common shares issued upon conversion of the preference shares or exercise of the Class A warrants).  In addition, on the fourth anniversary of the closing, there will be a calculation of a further adjustment basket based on (1) liabilities owed to Folksamerica (if any) under the Asset Purchase Agreement, dated as of January 10, 2000, between us and Folksamerica, and (2) specified tax and ERISA matters under the Subscription Agreement.

Market Sensitive Instruments and Risk Management

In accordance with the SEC’s Financial Reporting Release No. 48, we performed a sensitivity analysis to determine the effects that market risk exposures could have on the future earnings, fair values or cash flows of our financial instruments as of December 31, 2002.  (See section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Sensitive Instruments and Risk Management” included in our 2002 Annual Report on Form 10-K.)  Market risk represents the risk of changes in the fair value of a financial instrument and is comprised of several components, including liquidity, basis and price risks.  At June 30, 2003, material changes in market risk exposures that affect the quantitative and qualitative disclosures presented as of December 31, 2002 are as follows:

Interest Rate Risk

The aggregate hypothetical loss generated from an immediate parallel, adverse shift in the treasury yield curve of 100 basis points would have resulted in a decrease in market value of approximately $50.5 million on our fixed income portfolio as of June 30, 2003.  Such amount would have, on a pre-tax basis, decreased diluted book value per share by approximately $0.75 as of June 30, 2003.

Foreign Currency Exchange Risk

Foreign currency rate risk is the potential change in value, income, and cash flow arising from adverse changes in foreign currency exchange rates.  A 10% depreciation of the U.S. dollar against other currencies under our outstanding contracts at June 30, 2003 would have resulted in unrealized losses of approximately $19.4 million and would have decreased diluted net income per share by approximately $0.29 for the six months ended June 30, 2003.  For further discussion on foreign exchange activity, please refer to “—Results of Operations—Net Foreign Exchange Gains or Losses.”

Cautionary Note Regarding Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This report or any other written or oral statements made by or on behalf of us may include forward-looking statements, which reflect our current views with respect to future events and financial performance. All statements other than statements of historical fact included in or incorporated by reference in this report are forward-looking statements. Forward-looking statements can generally be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe” or “continue” or their negative or variations or similar terminology.

Forward-looking statements involve our current assessment of risks and uncertainties. Actual events and results may differ materially from those expressed or implied in these statements. Important factors that could cause actual events or results to differ materially from those indicated in such statements are discussed below, elsewhere in this report and in our periodic reports filed with the SEC, and include:

•            our ability to successfully implement our business strategy, as described herein;

•            acceptance of our products and services and security by brokers and our insureds and reinsureds;

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

•            our ability to successfully integrate new management and operating personnel and to establish and maintain operating procedures to effectively support our new underwriting initiatives and to develop accurate actuarial, financial and other data and develop and implement actuarial, financial and other systems, models and procedures;

•            the loss of key personnel;

•            the integration of businesses we have acquired or may acquire into our existing operations;

•            estimates and judgments, including those related to revenue recognition, insurance and other reserves, reinsurance recoverables, investment valuations, intangible assets, bad debts, income taxes, contingencies and litigation, for a relatively new insurance and reinsurance company, like our company, are even more difficult to make than those made in a mature company since very limited historical information has been reported to us through June 30, 2003;

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

In addition, other general factors could affect our results, including: (a) developments in the world’s financial and capital markets and our access to such markets; (b) changes in regulation or tax laws applicable to us, our subsidiaries, brokers or customers; and (c) the effects of business disruption or economic contraction due to terrorism or other hostilities.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to the information appearing above under the subheading “Market Sensitive Instruments and Risk Management” under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which information is hereby incorporated by reference.

CONTROLS AND PROCEDURES

In connection with the filing of this Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to provide reasonable assurance that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.  There have been no changes in internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting, other than as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Certain Matters Which May Materially Affect Our Results of Operations and/or Financial Condition—Management and Operations.”

Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal controls will prevent all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  As a result of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons or by collusion of two or more people.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  As a result of the inherent limitations in a cost-effective control system, misstatement due to error or fraud may occur and not be detected.  Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the disclosure controls and procedures are met, and, as set forth above, the Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of June 30, 2003, that our disclosure controls and procedures were effective to provide reasonable assurance that the objectives of our disclosure control system were met.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

We, in common with the insurance industry in general, are subject to litigation and arbitration in the normal course of our business. As of June 30, 2003, we were not a party to any material litigation or arbitration other than as a part of the ordinary course of business in relation to claims activity, none of which is expected by management to have a significant adverse effect on our results of operations and financial condition and liquidity.

Item 5.   Other Information

In accord with Section 10a(i) (2) of the Exchange Act, we are responsible for disclosing non-audit services to be provided by our independent auditor, PricewaterhouseCoopers LLP, which are approved by the Audit Committee of our board of directors.

During the six months ended June 30, 2003, the Audit Committee approved engagements of PricewaterhouseCoopers LLP for the following permitted non-audit services: tax services, tax consulting and tax compliance.

Item 6.   Exhibits and Reports on Form 8-K

(a)                          Exhibits.

Exhibit No.	Description

10.1	Employment Agreement, dated as of June 4, 2003, between Arch Insurance Group Inc. and Ralph E. Jones III.

10.2	Restricted Share Agreement, dated as of July 1, 2003, between Arch Capital Group Ltd. and Ralph E. Jones III.

10.3	Stock Option Agreement, dated as of July 1, 2003, between Arch Capital Group Ltd. and Ralph E. Jones III.

10.4	Incentive Compensation Plan of Arch Capital Group Ltd. and its Subsidiaries.

10.5	Agreement, effective as of July 31, 2003, between Arch Capital Group Ltd. and Peter A. Appel (filed as an exhibit to our Report on Form 8-K as filed with the SEC on August 5, 2003).

10.6	Non-Core Business Payment Agreement, dated August 4, 2003, between Arch Capital Group Ltd. and Peter A. Appel (filed as an exhibit to our Report on Form 8-K as filed with the SEC on August 5, 2003).

10.7

Amendment, dated as of August 1, 2003, to Employment Agreement, dated as of December 20, 2001, among Arch Capital Group Ltd., Arch Capital Group (U.S.) Inc. and Constantine Iordanou (filed as an exhibit to our Report on Form 8-K as filed with the SEC on August 5, 2003).

15	Accountants’ Awareness Letter (regarding unaudited interim financial information).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)                          Reports on Form 8-K.

ACGL submitted a report on Form 8-K during the 2003 second quarter on May 12, 2003 to furnish the 2003 first quarter earnings release issued by ACGL.  ACGL also submitted a report on Form 8-K on August 4, 2003 to furnish the 2003 second quarter earnings release issued by ACGL.  Since these reports contain information that was furnished, they are not incorporated by reference herein.  In addition, ACGL submitted a report on Form 8-K on August 5, 2003 to file certain agreements related to recent management changes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCH CAPITAL GROUP LTD.
(REGISTRANT)

/s/ Constantine Iordanou
Date: August 14, 2003	Constantine Iordanou President and Chief Executive Officer (Principal Executive Officer) and Director

/s/ John D. Vollaro
Date: August 14, 2003	John D. Vollaro
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Employment Agreement, dated as of June 4, 2003, between Arch Insurance Group Inc. and Ralph E. Jones III.

10.2	Restricted Share Agreement, dated as of July 1, 2003, between Arch Capital Group Ltd. and Ralph E. Jones III.

10.3	Stock Option Agreement, dated as of July 1, 2003, between Arch Capital Group Ltd. and Ralph E. Jones III.

10.4	Incentive Compensation Plan of Arch Capital Group Ltd. and its Subsidiaries.

10.5	Agreement, effective as of July 31, 2003, between Arch Capital Group Ltd. and Peter A. Appel (filed as an exhibit to our Report on Form 8-K as filed with the SEC on August 5, 2003).

10.6	Non-Core Business Payment Agreement, dated August 4, 2003, between Arch Capital Group Ltd. and Peter A. Appel (filed as an exhibit to our Report on Form 8-K as filed with the SEC on August 5, 2003).

10.7

Amendment, dated as of August 1, 2003, to Employment Agreement, dated as of December 20, 2001, among Arch Capital Group Ltd., Arch Capital Group (U.S.) Inc. and Constantine Iordanou (filed as an exhibit to our Report on Form 8-K as filed with the SEC on August 5, 2003).

15	Accountants’ Awareness Letter (regarding unaudited interim financial information).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.