Form 10-Q
period 2003-09-30
ARCH CAPITAL GROUP LTD
filed 2003-11-12
CIK 947484

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003
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

        Yes ☒    No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

        Yes ☒    No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common shares.

Class	Outstanding at October 31, 2003
Common Shares, $0.01 par value	28,157,839

ARCH CAPITAL GROUP LTD.

INDEX

Report of Independent Accountants

To the Board of Directors and Shareholders of
Arch Capital Group Ltd.:

We have reviewed the accompanying consolidated balance sheet of Arch Capital Group Ltd. and its subsidiaries as of September 30, 2003, and the related consolidated statements of income for each of the three and nine month periods ended September 30, 2003 and 2002, and the consolidated statements of comprehensive income, changes in shareholders' equity, and cash flows for each of the nine month periods ended September 30, 2003 and 2002. These interim financial statements are the responsibility of the Company's management.

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

/s/ PricewaterhouseCoopers LLP
New York, New York
October 27, 2003

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2003	December 31, 2002
	(Unaudited)
Assets
Investments:
Fixed maturities available for sale, at fair value (amortized cost: 2003, $2,830,110; 2002, $1,334,637)	$2,884,031	$1,382,104
Short-term investments available for sale, at fair value	397,641	480,541
Privately held securities (cost: 2003, $26,987; 2002, $31,630)	30,486	31,536

Total investments	3,312,158	1,894,181

Cash	55,888	91,717
Accrued investment income	23,146	17,127
Premiums receivable	596,137	343,716
Funds held by reinsureds	184,902	58,351
Unpaid losses and loss adjustment expenses recoverable	353,062	211,100
Paid losses and loss adjustment expenses recoverable	22,903	14,462
Prepaid reinsurance premiums	228,476	120,191
Goodwill and intangible assets	35,882	28,867
Deferred income tax asset	15,450	16,514
Deferred acquisition costs, net	281,770	148,960
Other assets	93,179	46,142

Total Assets	$5,202,953	$2,991,328

Liabilities
Reserve for losses and loss adjustment expenses	$1,555,256	$592,432
Unearned premiums	1,458,364	761,310
Reinsurance balances payable	110,931	89,191
Revolving credit agreement borrowings	200,000	—
Investment accounts payable	91,248	45,960
Other liabilities	150,915	91,191

Total Liabilities	3,566,714	1,580,084

Commitments and Contingencies
Shareholders' Equity
Preferred shares ($0.01 par value, 50,000,000 shares authorized, issued: 2003 and 2002, 38,844,665)	388	388
Common shares ($0.01 par value, 200,000,000 shares authorized, issued: 2003, 28,137,786; 2002, 27,725,334)	281	277
Additional paid-in capital	1,359,332	1,347,165
Deferred compensation under share award plan	(18,079)	(25,290)
Retained earnings	244,229	47,372
Accumulated other comprehensive income consisting of unrealized appreciation in value of investments, net of deferred income tax	50,088	41,332

Total Shareholders' Equity	1,636,239	1,411,244

Total Liabilities and Shareholders' Equity	$5,202,953	$2,991,328

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Unaudited)		(Unaudited)
Revenues
Net premiums written	$774,167	$318,684	$2,111,032	$822,420
Increase in unearned premiums	(165,211)	(134,705)	(588,769)	(457,455)

Net premiums earned	608,956	183,979	1,522,263	364,965
Net investment income	20,542	14,869	58,752	35,647
Net realized investment gains (losses)	11,366	(836)	21,454	175
Fee income	5,489	2,437	16,099	7,925
Other income	546	185	2,271	1,761

Total revenues	646,899	200,634	1,620,839	410,473
Expenses
Losses and loss adjustment expenses	391,974	120,120	986,435	250,964
Acquisition expenses	115,851	39,027	289,623	64,092
Other operating expenses	47,202	18,562	119,276	44,523
Net foreign exchange (gains) losses	(3,708)	726	(6,519)	(2,518)
Non-cash compensation	3,899	29,528	11,661	42,292

Total expenses	555,218	207,963	1,400,476	399,353
Income (Loss) Before Income Taxes and Extraordinary Item	91,681	(7,329)	220,363	11,120
Income tax expense (benefit)	9,910	392	24,322	(4,351)

Income (Loss) Before Extraordinary Item	81,771	(7,721)	196,041	15,471
Extraordinary gain—excess of fair value of net assets acquired over cost (net of $0 tax)	816	—	816	—

Net Income (Loss)	$82,587	$(7,721)	$196,857	$15,471

Net Income (Loss) Per Share Data
Basic:
Income (loss) before extraordinary item	$3.12	$(0.36)	$7.50	$0.84
Extraordinary gain	$0.03	—	$0.03	—

Net income (loss)	$3.15	$(0.36)	$7.53	$0.84

Diluted:
Income (loss) before extraordinary item	$1.21	$(0.36)	$2.90	$0.27
Extraordinary gain	$0.01	—	$0.01	—

Net income (loss)	$1.22	$(0.36)	$2.91	$0.27

Average Shares Outstanding
Basic	26,255,775	21,497,224	26,153,718	18,310,714
Diluted	67,774,722	21,497,224	67,539,330	57,200,973

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(in thousands)

	Nine Months Ended September 30,
	2003	2002
	(Unaudited)
Preference Shares
Balance at beginning of year	$388	$357
Preference shares issued	—	9

Balance at end of period	388	366

Common Shares
Balance at beginning of year	277	135
Common shares issued	4	141

Balance at end of period	281	276

Additional Paid-in Capital
Balance at beginning of year	1,347,165	1,039,887
Common shares issued	5,666	318,530
Exercise of stock options	6,068	—
Common shares retired	(794)	—
Other	1,227	240

Balance at end of period	1,359,332	1,358,657

Deferred Compensation Under Share Award Plan
Balance at beginning of year	(25,290)	(8,230)
Restricted common shares issued	(4,762)	(65,306)
Deferred compensation expense recognized	11,973	42,052

Balance at end of period	(18,079)	(31,484)

Retained Earnings (Deficit)
Balance at beginning of year	47,372	(11,610)
Net income	196,857	15,471

Balance at end of period	244,229	3,861

Accumulated Other Comprehensive Income
Unrealized Appreciation (Decline) in Value of Investments, Net of Deferred Income Tax
Balance at beginning of year	41,332	(170)
Change in unrealized appreciation (decline)	8,756	39,402

Balance at end of period	50,088	39,232

Total Shareholders' Equity	$1,636,239	$1,370,908

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Nine Months Ended September 30,
	2003	2002
	(Unaudited)
Comprehensive Income
Net income	$196,857	$15,471
Other comprehensive income, net of deferred income tax
Unrealized appreciation in value of investments:
Unrealized holding gains arising during period	28,071	37,897
Reclassification of net realized (gains) losses, net of tax, included in net income	(19,315)	1,505

Other comprehensive income	8,756	39,402

Comprehensive Income	$205,613	$54,873

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2003	2002
	(Unaudited)
Operating Activities
Net income	$196,857	$15,471
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment gains	(21,454)	(175)
Provision for non-cash compensation	11,661	42,292
Net unrealized foreign exchange gains	(4,859)	(911)
Excess of fair value of net assets acquired over cost	(816)	—
Changes in:
Reserve for losses and loss adjustment expenses, net of unpaid losses and loss adjustment expenses recoverable	812,322	202,097
Unearned premiums, net of prepaid reinsurance premiums	588,769	457,164
Premiums receivable	(250,422)	(230,089)
Deferred acquisition costs, net	(132,810)	(99,495)
Funds held by reinsureds	(116,239)	(50,068)
Reinsurance balances payable	21,740	15,620
Accrued investment income	(5,986)	(9,024)
Paid losses and loss adjustment expenses recoverable	(8,441)	(17,354)
Deferred income tax asset	(1,934)	(1,267)
Other liabilities	65,032	36,292
Loan to Chairman	—	(13,530)
Other items, net	(7,331)	(4,789)

Net Cash Provided By Operating Activities	1,146,089	342,234

Investing Activities
Purchases of fixed maturity investments	(3,595,697)	(1,205,127)
Release of escrowed assets	—	(18,833)
Sales of fixed maturity investments	2,099,515	391,686
Sales of equity securities	7,801	13,726
Net sales of short-term investments	134,119	278,246
Acquisitions, net of cash	(11,774)	(2,513)
Purchases of furniture, equipment and other	(19,930)	(5,222)

Net Cash Used For Investing Activities	(1,385,966)	(548,037)

Financing Activities
Proceeds from common shares issued	4,843	253,459
Repurchase of common shares	(795)	—
Revolving credit agreement borrowings	200,000	—
Debt retirement and other	—	138

Net Cash Provided By Financing Activities	204,048	253,597

(Decrease) increase in cash	(35,829)	47,794
Cash beginning of year	91,717	9,970

Cash end of period	$55,888	$57,764

Income taxes paid, net	$28,399	$2,889

Interest paid	—	—

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    General

        Arch Capital Group Ltd. ("ACGL") is a Bermuda public limited liability company which provides insurance and reinsurance on a worldwide basis through its wholly owned subsidiaries.

        The interim consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States ("GAAP") and include the accounts of ACGL and its subsidiaries (together with ACGL, the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments necessary for a fair statement of results on an interim basis. The results of any interim period are not necessarily indicative of the results for a full year or any future periods.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations; however, management believes that the disclosures are adequate to make the information presented not misleading. This report should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2002, including the Company's audited consolidated financial statements and related notes and the section entitled "Business—Risk Factors."

        To facilitate period-to-period comparisons, certain amounts in the 2002 consolidated financial statements have been reclassified to conform to the 2003 presentation. Such reclassifications had no effect on the Company's consolidated net income, shareholders' equity or cash flows.

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

2.     Stock Options (continued)

        If compensation expense for stock-based employee compensation plans had been determined using the fair value recognition provisions of SFAS No. 123, the Company's net income and earnings (loss) per share would have instead been reported as the pro forma amounts indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share data)
	2003	2002	2003	2002
	(Unaudited)		(Unaudited)
Net income (loss), as reported	$82,587	$(7,721)	$196,857	$15,471
Total stock-based employee compensation expense under fair value method, net of income tax	(1,896)	(3,349)	(5,188)	(11,148)

Pro forma net income (loss)	$80,691	$(11,070)	$191,669	$4,323

Earnings (loss) per share—basic:
As reported	$3.15	$(0.36)	$7.53	$0.84
Pro forma	$3.07	$(0.51)	$7.33	$0.24
Earnings (loss) per share—diluted:
As reported	$1.22	$(0.36)	$2.91	$0.27
Pro forma	$1.19	$(0.51)	$2.84	$0.08

3.     Accounting Pronouncements

        In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities—an interpretation of ARB No. 51" ("FIN 46"), which requires the consolidation of certain entities considered to be variable interest entities ("VIEs"). An entity is considered to be a VIE when it has equity investors which lack the characteristics of a controlling financial interest or its capital is insufficient to permit it to finance its activities without additional subordinated financial support. Consolidation of a VIE by an investor is required when it is determined that the investor will absorb a majority of the VIE's expected losses or residual returns if they occur. FIN 46 provides certain exceptions to these rules, including qualifying special purpose entities subject to the requirements of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Certain ceding companies may meet the definition of a VIE due to the protection provided to the ceding company's equity investors from the absorption of expected losses. VIEs created after January 31, 2003 must be consolidated immediately. In October 2003, the FASB approved delaying the effective date of FIN 46 to October 1, 2003 from July 1, 2003 for VIE's that existed prior to February 1, 2003. The Company believes that the adoption of FIN 46 will not have a material impact on its consolidated financial statements.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after September 30, 2003 and for hedging relationships designated after September 30, 2003. The Company currently does not utilize derivative instruments and therefore believes that the adoption of SFAS No. 149 will not have a material impact on its consolidated financial statements.

3.     Accounting Pronouncements (continued)

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for the classification and measurement of financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and otherwise is effective beginning in the 2003 third quarter. The Company currently does not issue financial instruments covered within the scope of SFAS No. 150 and therefore believes that the adoption of this standard will not have a material impact on its consolidated financial statements.

        In July 2003, the Accounting Standards Executive Committee issued Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Non-Traditional Long-Duration Contracts and for Separate Accounts" ("SOP 03-1"), which provides guidance on accounting and reporting by insurance enterprises for certain non-traditional long-duration contracts and for separate accounts. The provisions of SOP 03-1 are effective for financial statements for fiscal years beginning after December 15, 2003. The Company is currently evaluating the effects of implementing SOP 03-1; however, the Company does not expect that its adoption will have a material effect on the Company's financial condition and results of operations.

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

        The reinsurance segment consists of the Company's reinsurance underwriting subsidiaries. The reinsurance segment generally seeks to write significant lines on specialty property and casualty reinsurance treaties. Classes of business include casualty, casualty clash, marine and aviation, non-traditional, other specialty, property catastrophe, and property excluding property catastrophe (losses on a single risk, both excess of loss and pro rata).

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

4.     Segment Information (continued)

        The following table sets forth an analysis of the Company's underwriting income by segment, together with a reconciliation of underwriting income to net income for the three months ended September 30, 2003:

	Three Months Ended September 30, 2003
(in thousands)	Reinsurance	Insurance	Total
	(Unaudited)
Gross premiums written (1)	$411,443	$558,863	$928,243
Net premiums written (1)	397,418	376,749	774,167
Net premiums earned	$348,883	$260,073	$608,956
Policy-related fee income	—	3,583	3,583
Other underwriting-related fee income	1,369	—	1,369
Losses and loss adjustment expenses	(223,419)	(168,555)	(391,974)
Acquisition expenses, net	(79,011)	(36,840)	(115,851)
Other operating expenses	(8,862)	(33,654)	(42,516)

Underwriting income	$38,960	$24,607	63,567

Net investment income			20,542
Net realized investment gains			11,366
Other fee income, net of related expenses			537
Other income			546
Other expenses			(4,686)
Net foreign exchange gains			3,708
Non-cash compensation			(3,899)

Income before income taxes and extraordinary item			91,681
Income tax expense			(9,910)

Income before extraordinary item			81,771
Extraordinary gain, net of $0 tax expense			816

Net income			$82,587

Underwriting Ratios
Loss ratio	64.0%	64.8%	64.4%
Acquisition expense ratio (2)	22.6%	12.8%	18.4%
Other operating expense ratio	2.5%	12.9%	7.0%

Combined ratio	89.1%	90.5%	89.8%

(1)
Gross premiums written by the insurance segment have been ceded to, and are also included in, the reinsurance segment's gross premiums written. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above, due to the elimination of intersegment transactions in the total. Due to such cessions, the reinsurance segment results include $42.1 million of gross and net premiums written assumed from the insurance segment.

(2)
The acquisition expense ratio is adjusted to include policy-related fee income.

4.     Segment Information (continued)

        The following table sets forth an analysis of the Company's underwriting income or loss by segment, together with a reconciliation of underwriting income to net loss for the three months ended September 30, 2002:

	Three Months Ended September 30, 2002
(in thousands)	Reinsurance	Insurance	Total
	(Unaudited)
Gross premiums written (1)	$215,326	$208,425	$406,863
Net premiums written (1)	204,530	114,154	318,684
Net premiums earned	$143,497	$40,482	183,979
Policy-related fee income	—	2,570	2,570
Losses and loss adjustment expenses	(90,216)	(29,904)	(120,120)
Acquisition expenses, net	(36,212)	(2,815)	(39,027)
Other operating expenses	(4,108)	(10,903)	(15,011)

Underwriting income (loss)	$12,961	$(570)	12,391

Net investment income			14,869
Net realized investment losses			(836)
Other fee income, net of related expenses			(133)
Other income			185
Other expenses			(3,551)
Net foreign exchange losses			(726)
Non-cash compensation			(29,528)

Loss before income taxes			(7,329)
Income tax expense			(392)

Net loss			$(7,721)

Underwriting Ratios
Loss ratio	62.9%	73.9%	65.3%
Acquisition expense ratio (2)	25.2%	0.6%	19.8%
Other operating expense ratio	2.9%	26.9%	8.2%

Combined ratio	91.0%	101.4%	93.3%

(1)
Gross premiums written by the insurance segment have been ceded to, and are also included in, the reinsurance segment's gross premiums written. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above, due to the elimination of intersegment transactions in the total. Due to such cessions, the reinsurance segment results include $16.9 million of gross and net premiums written assumed from the insurance segment.

(2)
The acquisition expense ratio is adjusted to include policy-related fee income.

4.     Segment Information (continued)

        The following table sets forth an analysis of the Company's underwriting income by segment, together with a reconciliation of underwriting income to net income for the nine months ended September 30, 2003:

	Nine Months Ended September 30, 2003
(in thousands)	Reinsurance	Insurance	Total
	(Unaudited)
Gross premiums written (1)	$1,311,142	$1,283,776	$2,464,348
Net premiums written (1)	1,268,374	842,658	2,111,032
Net premiums earned	$932,334	$589,929	$1,522,263
Policy-related fee income	—	10,358	10,358
Other underwriting-related fee income	5,097	—	5,097
Losses and loss adjustment expenses	(591,131)	(395,304)	(986,435)
Acquisition expenses, net	(217,379)	(72,244)	(289,623)
Other operating expenses	(22,644)	(86,145)	(108,789)

Underwriting income	$106,277	$46,594	152,871

Net investment income			58,752
Net realized investment gains			21,454
Other fee income, net of related expenses			644
Other income			2,271
Other expenses			(10,487)
Net foreign exchange gains			6,519
Non-cash compensation			(11,661)

Income before income taxes and extraordinary item			220,363
Income tax expense			(24,322)

Income before extraordinary item			196,041
Extraordinary gain, net of $0 tax expense			816

Net income			$196,857

Underwriting Ratios
Loss ratio	63.4%	67.0%	64.8%
Acquisition expense ratio (2)	23.3%	10.5%	18.3%
Other operating expense ratio	2.4%	14.6%	7.1%

Combined ratio	89.1%	92.1%	90.2%

(1)
Gross premiums written by the insurance segment have been ceded to, and are also included in, the reinsurance segment's gross premiums written. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above, due to the elimination of intersegment transactions in the total. Due to such cessions, the reinsurance segment results include $130.6 million of gross and net premiums written assumed from the insurance segment.

(2)
The acquisition expense ratio is adjusted to include policy-related fee income.

4.     Segment Information (continued)

        The following table sets forth an analysis of the Company's underwriting income or loss by segment, together with a reconciliation of underwriting income or loss to net income for the nine months ended September 30, 2002:

	Nine Months Ended September 30, 2002
(in thousands)	Reinsurance	Insurance	Total
	(Unaudited)
Gross premiums written (1)	$660,526	$358,693	$965,313
Net premiums written (1)	646,010	176,410	822,420
Net premiums earned	$295,360	$69,605	$364,965
Policy-related fee income	—	6,505	6,505
Losses and loss adjustment expenses	(198,221)	(52,743)	(250,964)
Acquisition expenses, net	(59,699)	(4,393)	(64,092)
Other operating expenses	(10,241)	(22,993)	(33,234)

Underwriting income (loss)	$27,199	$(4,019)	23,180

Net investment income			35,647
Net realized investment gains			175
Other fee income, net of related expenses			(779)
Other income			1,761
Other expenses			(9,090)
Net foreign exchange gains			2,518
Non-cash compensation			(42,292)
Income before income taxes			11,120
Income tax benefit			4,351

Net income			$15,471

Underwriting Ratios
Loss ratio	67.1%	75.8%	68.8%
Acquisition expense ratio (2)	20.2%	(3.0)%	15.7%
Other operating expense ratio	3.5%	33.0%	9.1%

Combined ratio	90.8%	105.8%	93.6%

(1)
Gross premiums written by the insurance segment have been ceded to, and are also included in, the reinsurance segment's gross premiums written. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above, due to the elimination of intersegment transactions in the total. Due to such cessions, the reinsurance segment results include $53.9 million of gross and net premiums written assumed from the insurance segment.

(2)
The acquisition expense ratio is adjusted to include policy-related fee income.

4.     Segment Information (continued)

        Set forth below is summary information regarding net premiums written and earned by major line of business and by client location for the reinsurance segment for the three months ended September 30, 2003 and 2002:

	Three Months Ended September 30,
	2003		2002
REINSURANCE SEGMENT (in thousands)	Amount	% of Total	Amount	% of Total
	(Unaudited)
Major line of business:
Net premiums written (1)
Casualty	$174,945	44.0%	$76,896	37.6%
Other specialty	107,638	27.1%	38,341	18.7%
Property excluding property catastrophe	76,996	19.4%	42,193	20.6%
Property catastrophe	21,872	5.5%	23,105	11.3%
Marine and aviation	14,548	3.7%	9,724	4.8%
Casualty clash	1,650	0.4%	3,661	1.8%
Non-traditional	(231)	(0.1)%	10,610	5.2%

Total	$397,418	100.0%	$204,530	100.0%

Net premiums earned
Casualty	$123,840	35.5%	$26,203	18.2%
Other specialty	83,984	24.1%	35,796	24.9%
Property excluding property catastrophe	81,645	23.4%	24,121	16.8%
Property catastrophe	24,408	7.0%	24,341	17.0%
Marine and aviation	18,333	5.2%	8,718	6.1%
Non-traditional	14,010	4.0%	20,305	14.2%
Casualty clash	2,663	0.8%	4,013	2.8%

Total	$348,883	100.0%	$143,497	100.0%

Client location:
Net premiums written
North America	$233,577	58.8%	$137,008	67.0%
Europe	124,435	31.3%	35,445	17.3%
Asia and Pacific	1,273	0.3%	5,474	2.7%
Bermuda	26,711	6.7%	16,782	8.2%
Other	11,422	2.9%	9,821	4.8%

Total	$397,418	100.0%	$204,530	100.0%

(1)
Reinsurance segment results include premiums written and earned assumed from the insurance segment of $42.1 million and $36.2 million, respectively, for the 2003 third quarter and $16.9 million and $11.4 million, respectively, for the 2002 third quarter.

4.     Segment Information (continued)

        Set forth below is summary information regarding net premiums written and earned by major line of business and by client location for the reinsurance segment for the nine months ended September 30, 2003 and 2002:

	Nine Months Ended September 30,
	2003		2002
REINSURANCE SEGMENT (in thousands)	Amount	% of Total	Amount	% of Total
	(Unaudited)
Major line of business:
Net premiums written (1)
Casualty	$480,769	37.9%	$133,764	20.7%
Other specialty	311,579	24.6%	139,790	21.6%
Property excluding property catastrophe	258,844	20.4%	126,068	19.5%
Property catastrophe	93,982	7.4%	102,135	15.8%
Marine and aviation	60,318	4.8%	38,322	5.9%
Non-traditional	51,352	4.0%	89,341	13.9%
Casualty clash	11,530	0.9%	16,590	2.6%

Total	$1,268,374	100.0%	$646,010	100.0%

Net premiums earned
Casualty	$314,448	33.7%	$45,347	15.4%
Property excluding property catastrophe	213,396	22.9%	48,460	16.4%
Other specialty	204,572	21.9%	68,770	23.3%
Property catastrophe	81,653	8.8%	56,195	19.0%
Marine and aviation	55,604	6.0%	18,730	6.3%
Non-traditional	52,461	5.6%	47,768	16.2%
Casualty clash	10,200	1.1%	10,090	3.4%

Total	$932,334	100.0%	$295,360	100.0%

Client location:
Net premiums written
North America	$785,006	61.9%	$360,048	55.7%
Europe	355,099	28.0%	196,891	30.5%
Bermuda	75,008	5.9%	35,554	5.5%
Asia and Pacific	23,796	1.9%	22,325	3.5%
Other	29,465	2.3%	31,192	4.8%

Total	$1,268,374	100.0%	$646,010	100.0%

(1)
Reinsurance segment results include premiums written and earned assumed from the insurance segment of $130.6 million and $97.7 million, respectively, for the nine months ended September 30, 2003 and $53.9 million and $22.0 million, respectively, for the nine months ended September 30, 2002.

4.     Segment Information (continued)

        Set forth below is summary information regarding net premiums written and earned by major line of business and by client location for the insurance segment for the three months ended September 30, 2003 and 2002:

	Three Months Ended September 30,
	2003		2002
INSURANCE SEGMENT (in thousands)	Amount	% of Total	Amount	% of Total
	(Unaudited)
Major line of business:
Net premiums written (1)
Programs	$116,172	30.8%	$23,106	20.2%
Casualty	68,788	18.3%	22,263	19.5%
Construction and surety	53,374	14.2%	11,055	9.7%
Property	42,770	11.3%	18,553	16.3%
Executive assurance	34,817	9.2%	15,388	13.5%
Professional liability	28,850	7.7%	5,492	4.8%
Healthcare	9,855	2.6%	3,453	3.0%
Other	22,123	5.9%	14,844	13.0%

Total	$376,749	100.0%	$114,154	100.0%

Net premiums earned
Programs	$81,712	31.4%	$8,581	21.2%
Casualty	46,660	17.9%	5,379	13.3%
Property	27,730	10.7%	5,312	13.1%
Construction and surety	25,672	9.9%	1,274	3.2%
Executive assurance	24,380	9.4%	5,392	13.3%
Professional liability	21,428	8.2%	1,593	3.9%
Healthcare	10,900	4.2%	327	0.8%
Other	21,591	8.3%	12,624	31.2%

Total	$260,073	100.0%	$40,482	100.0%

Client location:
Net premiums written
North America	$368,308	97.8%	$113,650	99.6%
Other	8,441	2.2%	504	0.4%

Total	$376,749	100.0%	$114,154	100.0%

(1)
Insurance segment results exclude premiums written and earned ceded to the reinsurance segment of $42.1 million and $36.2 million, respectively, for the 2003 third quarter and $16.9 million and $11.4 million, respectively, for the 2002 third quarter.

4.     Segment Information (continued)

        Set forth below is summary information regarding net premiums written and earned by major line of business and by client location for the insurance segment for the nine months ended September 30, 2003 and 2002:

	Nine Months Ended September 30,
	2003		2002
INSURANCE SEGMENT (in thousands)	Amount	% of Total	Amount	% of Total
	(Unaudited)
Major line of business:
Net premiums written (1)
Programs	$263,748	31.3%	$31,802	18.0%
Casualty	169,115	20.1%	30,199	17.1%
Construction and surety	95,588	11.3%	13,698	7.8%
Executive assurance	80,583	9.6%	28,171	16.0%
Professional liability	77,538	9.2%	7,630	4.3%
Property	77,511	9.2%	23,683	13.4%
Healthcare	24,656	2.9%	3,453	2.0%
Other	53,919	6.4%	37,774	21.4%

Total	$842,658	100.0%	$176,410	100.0%

Net premiums earned
Programs	$182,872	31.0%	$13,564	19.5%
Casualty	108,671	18.4%	5,697	8.2%
Executive assurance	59,509	10.1%	7,159	10.3%
Property	57,349	9.7%	5,699	8.2%
Construction and surety	51,402	8.7%	1,593	2.3%
Professional liability	44,555	7.6%	1,910	2.7%
Healthcare	26,797	4.5%	327	0.5%
Other	58,774	10.0%	33,656	48.3%

Total	$589,929	100.0%	$69,605	100.0%

Client location:
Net premiums written
North America	$825,939	98.0%	$174,800	99.1%
Other	16,719	2.0%	1,610	0.9%

Total	$842,658	100.0%	$176,410	100.0%

(1)
Insurance segment results exclude premiums written and earned ceded to the reinsurance segment of $130.6 million and $97.7 million, respectively, for the nine months ended September 30, 2003 and $53.9 million and $22.0 million, respectively, for the nine months ended September 30, 2002.

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

        Reinsurance recoverables are recorded as assets, predicated on the reinsurers' ability to meet their obligations under the reinsurance agreements. If the reinsurers are unable to satisfy their obligations under the agreements, the Company's insurance and reinsurance subsidiaries would be liable for such defaulted amounts.

        The following table sets forth the effects of reinsurance on the Company's reinsurance and insurance subsidiaries with unaffiliated reinsurers:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2003	2002	2003	2002
	(Unaudited)		(Unaudited)
Premiums Written:
Direct	$490,232	$195,803	$1,161,912	$343,475
Assumed	438,011	211,060	1,302,436	621,838
Ceded	(154,076)	(88,179)	(353,316)	(142,893)

Net	$774,167	$318,684	$2,111,032	$822,420

Premiums Earned:
Direct	$372,791	$89,563	$871,866	$183,214
Assumed	366,339	142,272	940,590	287,432
Ceded	(130,174)	(47,856)	(290,193)	(105,681)

Net	$608,956	$183,979	$1,522,263	$364,965

Losses and Loss Adjustment Expenses Incurred:
Direct	$231,804	$73,831	$614,697	$168,214
Assumed	223,572	88,172	579,243	189,898
Ceded	(63,402)	(41,883)	(207,505)	(107,148)

Net	$391,974	$120,120	$986,435	$250,964

6.    Deposit Accounting

        Certain assumed reinsurance contracts are deemed, for financial reporting purposes, not to transfer insurance risk, and are accounted for using the deposit method of accounting. For those contracts that contain an element of underwriting risk, the estimated profit margin is deferred and amortized over the contract period and such amount is included in the Company's underwriting results. When the estimated profit margin is explicit, the margin is reflected as fee income, and when the estimated profit margin is implicit it is reflected as an offset to incurred losses. The Company recorded $7.5 million on such contracts for the nine months ended September 30, 2003 in its underwriting results, of which $5.1 million was recorded as fee income and $2.4 million was recorded as an offset to incurred losses. On a notional basis, the amount of "premiums" attaching to such contracts was $149.2 million for the nine months ended September 30, 2003.

7.    Investment Information

        The following tables summarize the Company's fixed maturities and equity securities:

	September 30, 2003
(in thousands)	Estimated Fair Value and Carrying Value	Gross Unrealized Gains	Gross Unrealized (Losses)	Amortized Cost
	(Unaudited)
Fixed maturities:
U.S. government and government agencies	$1,048,870	$10,364	$(6)	$1,038,512
Corporate bonds	1,092,475	35,205	(1,108)	1,058,378
Mortgage backed securities	115,992	3,591	—	112,401
Asset backed securities	577,023	5,745	(734)	572,012
Municipal bonds	49,671	864	—	48,807

	2,884,031	55,769	(1,848)	2,830,110
Equity securities:
Privately held	30,486	3,499	—	26,987

Total	$2,914,517	$59,268	$(1,848)	$2,857,097

	December 31, 2002
(in thousands)	Estimated Fair Value and Carrying Value	Gross Unrealized Gains	Gross Unrealized (Losses)	Amortized Cost
Fixed maturities:
U.S. government and government agencies	$179,322	$5,242	$(4)	$174,084
Corporate bonds	949,003	33,305	(708)	916,406
Mortgage backed securities	228,794	7,695	—	221,099
Asset backed securities	24,985	1,937	—	23,048

	1,382,104	48,179	(712)	1,334,637
Equity securities:
Privately held	31,536	232	(326)	31,630

Total	$1,413,640	$48,411	$(1,038)	$1,366,267

8.     Earnings Per Share

        As a result of the net loss for the 2002 third quarter, diluted average shares outstanding for the 2002 third quarter do not include 39,304,796 shares of diluted securities since the inclusion of such securities would be anti-dilutive. Since the Company reported net income for the nine months ended September 30, 2002, the computation of diluted average shares outstanding includes dilutive securities for such year-to-date period. The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share data)	2003	2002	2003	2002
	(Unaudited)		(Unaudited)
Basic Earnings (Loss) Per Share:
Net income (loss)	$82,587	$(7,721)	$196,857	$15,471
Divided by:
Weighted average shares outstanding for the period	26,255,775	21,497,224	26,153,718	18,310,714

Basic earnings (loss) per share	$3.15	$(0.36)	$7.53	$0.84

Diluted Earnings (Loss) Per Share:
Net income (loss)	$82,587	$(7,721)	$196,857	$15,471
Divided by:
Weighted average shares outstanding for the period	26,255,775	21,497,224	26,153,718	18,310,714
Effect of dilutive securities:
Preference shares	38,844,665	—	38,844,665	35,992,484
Warrants	62,119	—	60,682	1,149,753
Nonvested restricted shares	1,026,723	—	922,854	947,400
Stock options	1,585,440	—	1,557,411	800,622

Total diluted shares	67,774,722	21,497,224	67,539,330	57,200,973

Diluted earnings (loss) per share	$1.22	$(0.36)	$2.91	$0.27

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

        ACGL will be subject to U.S. federal income tax only to the extent that it derives U.S. source income that is subject to U.S. withholding tax or income that is effectively connected with the conduct of a trade or business within the U.S. and is not exempt from U.S. tax under an applicable income tax treaty with the U.S. ACGL will be subject to a withholding tax on dividends from U.S. investments and interest from certain U.S. taxpayers. ACGL does not consider itself (or its non-U.S. subsidiaries) to be engaged in a trade or business within the U.S. and, consequently, does not expect to be subject to direct U.S. income taxation. However, because there is

9.    Income Taxes (continued)

uncertainty as to the activities which constitute being engaged in a trade or business within the United States, there can be no assurances that the U.S. Internal Revenue Service will not contend successfully that ACGL or its non-U.S. subsidiaries are engaged in a trade or business in the United States. If ACGL or any of its non-U.S. subsidiaries were subject to U.S. income tax, ACGL's shareholders' equity and earnings could be materially adversely affected. ACGL's U.S. subsidiaries are subject to U.S. income taxes on their worldwide income.

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

        The Company's effective tax rate, which is based upon the expected annual effective tax rate, may fluctuate from period to period based on the relative mix of income reported by jurisdiction due primarily to the varying tax rates in each jurisdiction. For the nine months ended September 30, 2003, the Company's income tax provision resulted in an effective tax rate of 11.4% on income before extraordinary items, excluding the reversal of a $773,000 valuation allowance on certain of the Company's deferred tax assets during the 2003 third quarter. The Company's remaining valuation allowance is $1.4 million at September 30, 2003. For the nine months ended September 30, 2002, the Company's income tax provision resulted in an effective tax rate of 27.6%, excluding the reversal of a $7.4 million valuation allowance on certain of the Company's deferred tax assets during the 2002 second quarter. The valuation allowance reversal in the 2002 second quarter was based on the Company's restructuring of its U.S.-based insurance underwriting operations and its business plan.

10.    Transactions with Related Parties

        In connection with the Company's information technology initiative in 2002, the Company has entered into arrangements with two software companies, which provide document management systems and information and research tools to insurance underwriters, in which Robert Clements and John Pasquesi, Chairman and Vice Chairman of ACGL's board of directors, respectively, each hold minority ownership interests. The Company will pay fees under such arrangements based on usage. Under one of these agreements, fees payable are subject to a minimum of approximately $575,000 for the two-year period ending July 2004. The Company has made payments of approximately $791,000 under such arrangements through September 30, 2003.

        During the 2002 third quarter, the Company's board of directors accelerated the vesting terms of certain restricted common shares granted to Robert Clements, Chairman of the board, in connection with the November 2001 capital infusion, and Mr. Clements agreed to repay the outstanding $13.5 million loan previously made to him by the Company on or before November 12, 2002. Mr. Clements was granted 1,689,629 restricted common shares which were initially scheduled to vest in five equal annual amounts commencing on October 23, 2002. The vesting period and the amounts were changed as follows: 60% of the shares vested on October 23, 2002, 20% vested on October 23, 2003 and the remaining shares will vest on October 23, 2004.

        The $13.5 million loan made by the Company to Mr. Clements was used by him to pay income and self employment taxes. Under his retention agreement, Mr. Clements received additional compensation in cash in an amount sufficient to defray the loan's interest costs. In order to facilitate the repayment of the loan, the Company agreed to repurchase, at Mr. Clements' option, an amount of his shares equal to the principal balance

10.    Transactions with Related Parties (continued)

of the loan less any cash payment made by Mr. Clements, for a price per share based on the market price for the common shares as reported on the NASDAQ National Market on the date of sale. In addition, the Company agreed to make gross-up payments to Mr. Clements in the event of certain tax liabilities in connection with the repurchase. Pursuant to such arrangements, Mr. Clements sold 411,744 common shares of ACGL for an aggregate purchase price of $11.5 million. Mr. Clements used all of such sale proceeds and $2.0 million in cash to repay the entire loan balance on November 12, 2002. The Company's book value per diluted share decreased by approximately $0.04 following such share repurchase. During the loan period, Mr. Clements received payments of $638,000 from the Company under his retention agreement, of which $364,000 was used by him to pay interest on the loan.

        Effective August 1, 2003, Constantine Iordanou became President and Chief Executive Officer of ACGL. Mr. Iordanou succeeded Peter Appel, who remains on the board of directors of ACGL. Effective July 31, 2003, the Company agreed to pay $2.3 million to Mr. Appel in recognition of his performance during his tenure as President and Chief Executive Officer of ACGL. In addition, Mr. Appel has agreed to assist ACGL in seeking to maximize the value of the assets deemed "non-core" under the subscription agreement entered into in connection with the November 2001 capital infusion. In that connection, the Company entered into a non-core business payment agreement with Mr. Appel pursuant to which Mr. Appel will be paid an amount equal to $1.5 million if, and only if, the aggregate of the realized values of all non-core assets equals or exceeds the aggregate of the adjusted closing book values of all such non-core assets, as computed under the subscription agreement as soon as practicable following November 2003. Mr. Appel will also be paid an amount equal to 15% of the net excess, if any, of the realized value over the adjusted closing book value of all the non-core assets; provided, however that any such additional amount payable will not exceed $1.5 million (such that the aggregate amount payable under the non-core business payment agreement will not exceed $3.0 million).

11.    Contingencies Relating to the Sale of Prior Reinsurance Operations

        On May 5, 2000, the Company sold the prior reinsurance operations of Arch Reinsurance Company ("Arch Re U.S.") pursuant to an agreement entered into as of January 10, 2000 with Folksamerica Reinsurance Company and Folksamerica Holding Company (collectively, "Folksamerica"). Folksamerica Reinsurance Company assumed Arch Re U.S.'s liabilities under the reinsurance agreements transferred in the asset sale and Arch Re U.S. transferred to Folksamerica Reinsurance Company assets estimated in an aggregate amount equal in book value to the book value of the liabilities assumed. The Folksamerica transaction was structured as a transfer and assumption agreement (and not reinsurance) and, accordingly, the loss reserves (and any related reinsurance recoverables) relating to the transferred business are not included as assets or liabilities on the Company's balance sheet. Folksamerica assumed Arch Re U.S.'s rights and obligations under the reinsurance agreements transferred in the asset sale. The reinsureds under such agreements were notified that Folksamerica had assumed Arch Re U.S.'s obligations and that, unless the reinsureds object to the assumption, Arch Re U.S. will be released from its obligations to those reinsured. None of such reinsureds objected to the assumption. However, Arch Re U.S. will continue to be liable under those reinsurance agreements if the notice is found not to be an effective release by the reinsureds. Folksamerica has agreed to indemnify the Company for any losses arising out of the reinsurance agreements transferred to Folksamerica Reinsurance Company in the asset sale. However, in the event that Folksamerica refuses or is unable to perform its obligations to the Company, Arch Re U.S. may incur losses relating to the reinsurance agreements transferred in the asset sale. Folksamerica has an A.M. Best rating of "A" (Excellent).

        Under the terms of the agreement, in 2000, the Company had also purchased reinsurance protection covering the Company's transferred aviation business to reduce the net financial loss to Folksamerica on any large commercial airline catastrophe to $5.4 million, net of reinstatement premiums. Although the Company

11.    Contingencies Relating to the Sale of Prior Reinsurance Operations (continued)

believes that any such net financial loss will not exceed $5.4 million, the Company has agreed to reimburse Folksamerica if a loss is incurred that exceeds $5.4 million for aviation losses under certain circumstances prior to May 5, 2003. The Company also made representations and warranties to Folksamerica about the Company and the business transferred to Folksamerica for which the Company retains exposure for certain periods, and made certain other agreements. In addition, the Company retained its tax and employee benefit liabilities and other liabilities not assumed by Folksamerica, including all liabilities not arising under reinsurance agreements transferred to Folksamerica in the asset sale and all liabilities (other than liabilities arising under reinsurance agreements) arising out of or relating to a certain managing underwriting agency. Although Folksamerica has not asserted that any amount is currently due under any of the indemnities provided by the Company under the asset purchase agreement, Folksamerica has indicated a potential indemnity claim under the agreement in the event of the occurrence of certain future events. Based on all available information, the Company has denied the validity of any such potential claim.

12.    Credit Line

        On September 12, 2003, the Company entered into an unsecured credit facility with a syndicate of banks led by JPMorgan Chase Bank and Bank of America, N.A. (the "Credit Facility"). The Credit Facility is in the form of a 364-day revolving credit agreement that may be converted by the Company into a two-year term loan at expiration. The Credit Facility provides for the borrowing of up to $300.0 million with interest at a rate selected by the Company equal to either (i) an adjusted London InterBank Offered Rate ("LIBOR") plus a margin or (ii) an alternate base rate ("Base Rate"). The Base Rate is the higher of the rate of interest established by JPMorgan Chase Bank as its prime rate or the Federal Funds rate plus 0.5% per annum. The payment terms for amounts converted into a term loan at expiration are as follows: 16.66% due 12 months following expiration, 16.67% due 18 months following expiration and 66.67% due 24 months following expiration. The facility will be available to provide capital in support of the Company's growing insurance and reinsurance businesses, as well as other general corporate purposes.

        The Company is required to comply with certain covenants under the Credit Facility agreement. These covenants require, among other things, that the Company maintain a debt to shareholders' equity ratio of not greater than 0.35 to 1 and shareholders' equity in excess of $1.0 billion plus 40% of future aggregate net income (not including any future net losses) and 40% of future aggregate capital raising proceeds, and the Company's principal insurance and reinsurance subsidiaries maintain at least a "B++" rating from A.M. Best. The Company was in compliance with all covenants contained in the Credit Facility agreement at September 30, 2003.

        On September 29, 2003, the Company borrowed $200.0 million under the Credit Facility at a fixed interest rate of approximately 2.44% through March 2004. The proceeds from such borrowings were contributed to the Company's subsidiaries to support their underwriting activities. The Company paid $1.3 million in fees in connection with the Credit Facility during the 2003 third quarter. Such fees were deferred and will be amortized over the loan period.

13.    Extraordinary Gain

        The Company recorded an extraordinary gain of $816,000 in the 2003 third quarter related to the acquisition of Personal Service Insurance Company ("PSIC") in the 2002 fourth quarter. The extraordinary gain represents an adjustment to the fair value of PSIC due to the recognition of deferred tax assets as a result of the acquisition.

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

General

  The Company

        Arch Capital Group Ltd. ("ACGL"), a Bermuda public limited liability company with over $1.6 billion in equity capital, provides insurance and reinsurance on a worldwide basis through its wholly owned subsidiaries. While we are positioned to provide a full range of property and casualty insurance and reinsurance lines, we are focusing on writing specialty lines of insurance and reinsurance. In October 2001, we launched an underwriting initiative to meet current and future demand in the global insurance and reinsurance markets that included the recruitment of new insurance and reinsurance management teams and an equity capital infusion of $763.2 million. In April 2002, we completed an offering of common shares and received net proceeds of $179.2 million and, in September 2002, we received proceeds of $74.3 million from the exercise of class A warrants by our principal shareholders and certain other investors. It is our belief that our existing Bermuda and U.S.-based underwriting platform, our strong management team and our capital that is unencumbered by significant exposure to pre-2002 risks have enabled us to establish a strong presence in an attractive insurance and reinsurance marketplace.

Critical Accounting Policies, Estimates and Recent Accounting Pronouncements

        The preparation of consolidated financial statements requires us to make many estimates and judgments that affect the reported amounts of assets, liabilities (including reserves), revenues and expenses, and related disclosures of contingent liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, insurance and other reserves, reinsurance recoverables, investment valuations, intangible assets, bad debts, income taxes, contingencies and litigation. We base our estimates on historical experience, where possible, and on various other assumptions that we believe to be reasonable under the circumstances, which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates and judgments for a relatively new insurance and reinsurance company, like our company, are even more difficult to make than those made in a mature company since very limited historical information has been reported to us through September 30, 2003. Actual results will differ from these estimates and such differences may be material. We believe that the following critical accounting policies require our more significant judgments and estimates used in the preparation of our consolidated financial statements.

  Reserves for Losses and Loss Adjustment Expenses

        We are required by applicable insurance laws and regulations and generally accepted accounting principles ("GAAP") to establish reserves for losses and loss adjustment expenses that arise from the business we underwrite. These reserves are balance sheet liabilities representing estimates of future amounts required to pay losses and loss adjustment expenses for insured or reinsured claims which have occurred at or before the balance sheet date.

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

        In establishing the reserves for losses and loss adjustment expenses, we have made various assumptions relating to the pricing of our reinsurance contracts and insurance policies and have also considered available historical industry experience and current industry conditions. Our reserving method for 2002 and 2003 was primarily the expected loss method, which is commonly applied when limited loss experience exists. We select the initial expected loss and loss adjustment expense ratios based on information derived by our underwriters and actuaries during the initial pricing of the business. These ratios consider, among other things, rate increases and changes in terms and conditions that have been observed in the market. Any estimates and assumptions made as part of the reserving process could prove to be inaccurate due to several factors, including the fact that very limited historical information has been reported to us through September 30, 2003 due to our start-up nature. As actual loss information is reported to us and we develop our own loss experience, our reserving methods will also include other actuarial techniques. It is possible that claims in respect of events that have occurred could exceed our reserves and have a material adverse effect on our results of operations in a particular period or our financial condition in general.

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

  Premium Revenues and Related Expenses

        Insurance premiums written are generally recorded at the policy inception and are primarily earned on a pro rata basis in accordance with the terms of the policies. Premiums written include estimates in our program business which are generally reported on a lag basis. Unearned premium reserves represent the portion of such premiums written that relates to the unexpired terms of in-force insurance policies.

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

        We also write certain business that is intended to provide insurers with risk management solutions that complement traditional reinsurance. Under these contracts, we assume a measured amount of insurance risk in exchange for a margin. The terms and conditions of these contracts may include additional or return premiums based on loss experience, loss corridors, sublimits and caps. Examples of such business include aggregate stop-loss coverages and financial quota share coverages.

        Certain assumed reinsurance contracts, which pursuant to Statement of Financial Accounting Standards ("SFAS") No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts," issued by the Financial Accounting Standards Board ("FASB"), are deemed, for financial reporting purposes, not to transfer insurance risk, are accounted for using the deposit method of accounting as prescribed in Statement of Position 98-7, "Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk." For those contracts that contain an element of underwriting risk, the estimated profit margin is deferred and amortized over the contract period and such amount is included in our underwriting results. When the estimated profit margin is explicit, the margin is reflected as fee income, and when the estimated profit margin is implicit it is reflected as an offset to incurred losses. For those contracts that do not transfer an element of underwriting risk, the estimated profit is reflected in earnings over the estimated settlement period using the interest method and such profit is included in investment income.

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

Results of Operations—Three Months ended September 30, 2003 and 2002

        The following table sets forth net income and earnings per share data:

	Three Months Ended September 30,
(in thousands, except share data)	2003	2002
	(Unaudited)
Net income (loss)	$82,587	$(7,721)

Diluted net income (loss) per share	$1.22	$(0.36)

Diluted average shares outstanding	67,774,722	21,497,224

        Net income increased to $82.6 million for the 2003 third quarter, compared to a loss of $7.7 million for the 2002 third quarter. The increase in net income was primarily due to a significant increase in the underwriting results of both our reinsurance and insurance operations, as discussed in "—Segment Information" below. In addition, net income increased due to growth in our investment results. Basic earnings per share data does not include the significant number of preference shares outstanding in 2003 and 2002. As a result of the net loss for the three months ended September 30, 2002, diluted net loss per share and diluted average shares outstanding for the 2002 third quarter do not include the impact of 39,304,796 shares of dilutive securities, since the inclusion of such securities would be anti-dilutive. Since we reported net income for the nine months ended September 30, 2002, the computation of diluted shares outstanding includes dilutive securities for such year-to-date period.

  Segment Information

        We classify our businesses into two underwriting segments—reinsurance and insurance—and a corporate and other segment (non-underwriting). SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," requires certain disclosures about operating segments in a manner that is consistent with how management evaluates the performance of the segment. For a description of our underwriting segments, refer to note 4, "Segment Information," of the notes accompanying our consolidated financial statements. Segment performance is evaluated primarily based on underwriting income or loss.

  Reinsurance Segment

        The following table sets forth our reinsurance segment's underwriting results:

	Three Months Ended September 30,
(in thousands)	2003	2002
	(Unaudited)
Gross premiums written	$411,443	$215,326
Net premiums written	397,418	204,530
Net premiums earned	$348,883	$143,497
Other underwriting-related fee income	1,369	—
Losses and loss adjustment expenses	(223,419)	(90,216)
Acquisition expenses, net	(79,011)	(36,212)
Other operating expenses	(8,862)	(4,108)

Underwriting income	$38,960	$12,961

Underwriting Ratios
Loss ratio	64.0%	62.9%
Acquisition expense ratio	22.6%	25.2%
Other operating expense ratio	2.5%	2.9%

Combined ratio	89.1%	91.0%

        Underwriting Income.    The reinsurance segment's underwriting income increased to $39.0 million for the 2003 third quarter, compared to $13.0 million for the 2002 third quarter. The combined ratio for the reinsurance segment was 89.1% for the 2003 third quarter, compared to 91.0% for the 2002 third quarter. The components of the reinsurance segment's underwriting income are discussed below.

        Premiums Written.    Gross premiums written for our reinsurance segment increased to $411.4 million for the 2003 third quarter, compared to $215.3 million for the 2002 third quarter. We are currently retaining substantially all of our reinsurance premiums written. We do, however, participate in "common account" retrocessional arrangements for certain treaties. Such arrangements reduce the effect of individual or aggregate losses to all companies participating on such treaties, including the reinsurer, such as us, and the ceding company. We will continue to evaluate our retrocessional requirements.

        Net premiums written for our reinsurance segment increased to $397.4 million for the 2003 third quarter, compared to $204.5 million for the 2002 third quarter. Over half of the increase in net premiums written was attributable to casualty business. During the 2003 third quarter, the reinsurance segment significantly increased its quota share participation in an account included in its other specialty line of business retroactive to January 1, 2003. As a result, net premiums written in the 2003 third quarter included approximately $20.0 million relating to the increased participation in such contract covering the first six months of 2003.

        For the 2003 third quarter, 81.7% of net premiums written were generated from pro rata contracts and 18.3% were derived from excess of loss treaties. For the 2002 third quarter, 64.2% of net premiums written were generated from pro rata contracts and 35.8% were derived from excess of loss treaties. Pro rata contracts are typically written at a lower loss ratio and higher expense ratio than excess of loss business.

        Set forth below is summary information regarding our reinsurance segment's net premiums written by major line of business:

	Three Months Ended September 30,
	2003		2002
(in thousands)	Amount	% of Total	Amount	% of Total
	(Unaudited)
Major line of business:
Net premiums written
Casualty	$174,945	44.0%	$76,896	37.6%
Other specialty	107,638	27.1%	38,341	18.7%
Property excluding property catastrophe	76,996	19.4%	42,193	20.6%
Property catastrophe	21,872	5.5%	23,105	11.3%
Marine and aviation	14,548	3.7%	9,724	4.8%
Casualty clash	1,650	0.4%	3,661	1.8%
Non-traditional	(231)	(0.1)%	10,610	5.2%

Total	$397,418	100.0%	$204,530	100.0%

        For information regarding net premiums written produced by geographic location, refer to note 4, "Segment Information," of the notes accompanying our consolidated financial statements.

        Net Premiums Earned.    Net premiums earned for our reinsurance segment increased to $348.9 million for the 2003 third quarter, compared to $143.5 million for the 2002 third quarter. Over 47% of the increase in net premiums earned was attributable to casualty business. Net premiums earned reflects period to period changes in net premiums written, including the mix and type of business. For the 2003 third quarter, 73.6% of net premiums earned were generated from pro rata contracts, while 26.4% of net premiums earned were generated from excess of loss treaties. For the 2002 third quarter, 46.5% of net premiums earned were generated from pro rata contracts, while 53.5% of net premiums earned were generated from excess of loss treaties.

        Set forth below is summary information regarding our reinsurance segment's net premiums earned by major line of business:

	Three Months Ended September 30,
	2003		2002
(in thousands)	Amount	% of Total	Amount	% of Total
	(Unaudited)
Major line of business:
Net premiums earned
Casualty	$123,840	35.5%	$26,203	18.2%
Other specialty	83,984	24.1%	35,796	24.9%
Property excluding property catastrophe	81,645	23.4%	24,121	16.8%
Property catastrophe	24,408	7.0%	24,341	17.0%
Marine and aviation	18,333	5.2%	8,718	6.1%
Non-traditional	14,010	4.0%	20,305	14.2%
Casualty clash	2,663	0.8%	4,013	2.8%

Total	$348,883	100.0%	$143,497	100.0%

        Other Underwriting-Related Fee Income.    Certain assumed reinsurance contracts are deemed, for financial reporting purposes, not to transfer insurance risk, and are accounted for using the deposit method of accounting. For those contracts that contain an element of underwriting risk, the estimated profit margin is deferred and amortized over the contract period. When the estimated profit margin is explicit, the margin is reflected as fee income. We recorded $1.4 million of fee income on such contracts for the 2003 third quarter.

        Losses and Loss Adjustment Expenses.    Reinsurance segment losses and loss adjustment expenses incurred for the 2003 third quarter were $223.4 million, or 64.0% of net premiums earned, compared to $90.2 million, or 62.9%, for the 2002 third quarter. For a discussion of the reserves for losses and loss adjustment expenses, please refer to the section above entitled "—Critical Accounting Policies, Estimates and Recent Accounting Pronouncements—Reserves for Losses and Loss Adjustment Expenses."

        Underwriting Expenses.    The acquisition expense ratio for the 2003 third quarter was 22.6%, compared to 25.2% for the 2002 third quarter, and the other operating expense ratio for the 2003 third quarter was 2.5%, compared to 2.9% for the 2002 third quarter. Movements in the acquisition expense ratio reflect changes in the percentage of net premiums earned from pro rata contracts along with the mix of business. While aggregate operating expenses were higher for the 2003 third quarter compared to the 2002 third quarter, the operating expense ratio decreased primarily due to the growth in net premiums earned in the 2003 period.

  Insurance Segment

        The following table sets forth our insurance segment's underwriting results:

	Three Months Ended September 30,
(in thousands)	2003	2002
	(Unaudited)
Gross premiums written	$558,863	$208,425
Net premiums written	376,749	114,154
Net premiums earned	$260,073	$40,482
Policy-related fee income	3,583	2,570
Losses and loss adjustment expenses	(168,555)	(29,904)
Acquisition expenses, net	(36,840)	(2,815)
Other operating expenses	(33,654)	(10,903)

Underwriting income (loss)	$24,607	$(570)

Underwriting Ratios
Loss ratio	64.8%	73.9%
Acquisition expense ratio(1)	12.8%	0.6%
Other operating expense ratio	12.9%	26.9%

Combined ratio	90.5%	101.4%

(1)
The acquisition expense ratio is adjusted to include certain policy-related fee income.

        Underwriting Income (Loss).    The insurance segment's underwriting income was $24.6 million for the 2003 third quarter, compared to a loss of $570,000 for the 2002 third quarter. The combined ratio for the insurance segment was 90.5% for the 2003 third quarter, compared to 101.4% for the 2002 third quarter. The components of the insurance segment's underwriting income or loss are discussed below.

        Premiums Written.    Gross premiums written for our insurance segment increased to $558.9 million for the 2003 third quarter, compared to $208.4 million for the 2002 third quarter. During 2002, the insurance segment established new profit centers in various specialty lines and began writing business in these new areas of focus primarily during the last six months of the year. The insurance segment also added a number of new accounts in its program business during 2002. In addition to new business written in the 2003 third quarter, premiums written also include the renewal of certain accounts initially written in 2002. Accordingly, premiums written by the insurance segment during the 2003 third quarter were significantly higher than the comparable 2002 third quarter.

        Net premiums written for our insurance segment increased to $376.7 million for the 2003 third quarter, compared to $114.2 million for the 2002 third quarter. Contributing to this increase was a $93.1 million increase in program business, a $46.5 million increase in casualty business and a $42.3 million increase in construction and surety business. The insurance segment also significantly reduced the percentage of business ceded to unaffiliated reinsurers in its program business during 2002 contributing to the growth in net premiums written.

        Set forth below is summary information regarding the insurance segment's net premiums written by major line of business:

	Three Months Ended September 30,
	2003		2002
(in thousands)	Amount	% of Total	Amount	% of Total
	(Unaudited)
Major line of business:
Net premiums written
Programs	$116,172	30.8%	$23,106	20.2%
Casualty	68,788	18.3%	22,263	19.5%
Construction and surety	53,374	14.2%	11,055	9.7%
Property	42,770	11.3%	18,553	16.3%
Executive assurance	34,817	9.2%	15,388	13.5%
Professional liability	28,850	7.7%	5,492	4.8%
Healthcare	9,855	2.6%	3,453	3.0%
Other	22,123	5.9%	14,844	13.0%

Total	$376,749	100.0%	$114,154	100.0%

        For information regarding net premiums written produced by geographic location, refer to note 4, "Segment Information," of the notes accompanying our consolidated financial statements.

        Net Premiums Earned.    Net premiums earned for our insurance segment increased to $260.1 million for the 2003 third quarter, compared to $40.5 million for the 2002 third quarter. Contributing to this increase was a $73.1 million increase in program business, a $41.3 million increase in casualty business and a $24.4 million increase in construction and surety business.

        Set forth below is summary information regarding the insurance segment's net premiums earned by major line of business:

	Three Months Ended September 30,
	2003		2002
(in thousands)	Amount	% of Total	Amount	% of Total
	(Unaudited)
Major line of business:
Net premiums earned
Programs	$81,712	31.4%	$8,581	21.2%
Casualty	46,660	17.9%	5,379	13.3%
Property	27,730	10.7%	5,312	13.1%
Construction and surety	25,672	9.9%	1,274	3.2%
Executive assurance	24,380	9.4%	5,392	13.3%
Professional liability	21,428	8.2%	1,593	3.9%
Healthcare	10,900	4.2%	327	0.8%
Other	21,591	8.3%	12,624	31.2%

Total	$260,073	100.0%	$40,482	100.0%

        Policy-Related Fee Income.    Policy-related fee income for our insurance segment was $3.6 million for the 2003 third quarter, compared to $2.6 million for the 2002 third quarter. Such amounts were earned primarily on our non-standard automobile business.

        Losses and Loss Adjustment Expenses.    Insurance segment losses and loss adjustment expenses incurred for the 2003 third quarter were $168.6 million, or 64.8% of net premiums earned, compared to $29.9 million, or 73.9%, for the 2002 third quarter. For a discussion of the reserves for losses and loss adjustment expenses, please refer to the section above entitled "—Critical Accounting Policies, Estimates and Recent Accounting Pronouncements—Reserves for Losses and Loss Adjustment Expenses."

        Underwriting Expenses.    The acquisition expense ratio for our insurance segment is calculated net of certain policy-related fee income and is influenced by, among other things, (1) the amount of ceding commissions received from unaffiliated reinsurers and (2) the amount of business written on a surplus lines (non-admitted) basis. The acquisition expense ratio was 12.8% for the 2003 third quarter (net of 1.4 points of policy-related fee income), compared to 0.6% for the 2002 third quarter (net of 6.3 points of policy-related fee income). The increase in the acquisition expense ratio resulted from the increased contribution of business from our insurance segment's new areas of focus in the 2003 period and a reduction in ceding commissions due from unaffiliated reinsurers.

        The other operating expense ratio for the 2003 third quarter was 12.9%, compared to 26.9% for the 2002 third quarter. While aggregate operating expenses were higher for the 2003 third quarter compared to the 2002 third quarter in connection with the growth in gross premiums written, the operating expense ratio decreased primarily due to the growth in net premiums earned in the 2003 period.

  Net Investment Income

        Net investment income was $20.5 million for the 2003 third quarter, compared to $14.9 million for the 2002 third quarter. The increase in net investment income for the 2003 third quarter was due to the significant increase in our invested assets primarily resulting from cash flow from operations in 2003 and 2002, which more than offset the effect of lower yields available in the financial markets in 2003 compared to 2002. Our pre-tax and after-tax investment yields, respectively, for the 2003 third quarter were 2.8% and 2.5%, compared to 4.2% and 4.1% for the 2002 third quarter. These yields were calculated based on the amortized cost of the portfolio. Yields on future investment income may vary based on financial market conditions, investment allocation decisions and other factors.

  Net Realized Investment Gains or Losses

        Following is a summary of net realized investment gains (losses):

	Three Months Ended September 30,
(in thousands)	2003	2002
	(Unaudited)
Fixed maturities	$11,130	$(497)
Privately held securities	236	(339)

Total	$11,366	$(836)

        Net realized gains or losses in our fixed income portfolio during the 2003 and 2002 periods resulted from the sale of certain securities to reduce credit exposure and from sales related to rebalancing the portfolio.

  Other

        Other fee income, net of related expenses, represents revenues and expenses provided by our non-underwriting operations. Other income is generated by our investments in privately held securities. At September 30, 2003, we held five investments in privately held securities. Three of such investments are accounted for under the equity method of accounting. Under the equity method, we record a proportionate share of the investee company's net income or loss based on our ownership percentage in such investment, which amounted to $546,000 for the 2003 third quarter, compared to $185,000 for the 2002 third quarter. Other expenses primarily represent certain holding company costs necessary to support our growing worldwide insurance and reinsurance operations and costs associated with operating as a publicly-traded company.

  Net Foreign Exchange Gains or Losses

        Net foreign exchange gains for the 2003 third quarter of $3,708,000 consisted of net unrealized gains of $3,212,000 and net realized gains of $496,000. Net foreign exchange losses for the 2002 third quarter of $726,000 consisted of net unrealized losses of $2,352,000 and net realized gains of $1,626,000. Foreign exchange gains and losses vary with fluctuations in currency rates and result from the translation of foreign denominated monetary assets and liabilities. These gains and losses could add significant volatility to our net income in future periods.

  Non-Cash Compensation

        Non-cash compensation primarily results from restricted shares granted in connection with our 2001 underwriting initiative. Non-cash compensation expense for the 2003 third quarter was $3.9 million, compared to $29.5 million for the 2002 third quarter. The 2002 third quarter amount reflected the accelerated vesting of certain restricted common shares granted to the chairman of our board of directors. The accelerated recognition in the 2002 third quarter had no effect on our shareholders' equity and had the effect of reducing non-cash compensation in subsequent periods. See note 10, "Transactions with Related Parties," of the notes accompanying our consolidated financial statements. Absent significant additional restricted share grants, non-cash compensation expense is currently expected to be approximately $3.1 million in the 2003 fourth quarter.

  Income Taxes

        Income tax expense was $9.9 million for the 2003 third quarter, compared to $392,000 for the 2002 third quarter. During the 2003 third quarter, we reversed a $773,000 valuation allowance. Our effective tax rate may fluctuate from period to period based on the relative mix of income reported by jurisdiction due primarily to the varying tax rates of each jurisdiction. Our quarterly tax provision is adjusted to reflect changes in our expected annual tax rates, if any. See note 9, "Income Taxes," of the notes accompanying our consolidated financial statements.

  Extraordinary Gain

        We recorded an extraordinary gain of $816,000 in the 2003 third quarter related to the acquisition of Personal Service Insurance Company ("PSIC") in the 2002 fourth quarter. The extraordinary gain represents an adjustment to the fair value of PSIC due to the recognition of deferred tax assets as a result of the acquisition.

Results of Operations—Nine Months ended September 30, 2003 and 2002

        The following table sets forth net income and earnings per share data:

	Nine Months Ended September 30,
(in thousands, except share data)	2003	2002
	(Unaudited)
Net income	$196,857	$15,471

Diluted earnings per share	$2.91	$0.27

Diluted average shares outstanding	67,539,330	57,200,973

        Net income increased to $196.9 million for the nine months ended September 30, 2003, compared to $15.5 million for the nine months ended September 30, 2002. The increase in net income was primarily due to a significant increase in the underwriting results of both our reinsurance and insurance operations, as discussed in "—Segment Information" below. In addition, net income increased due to growth in our investment results. The increase in diluted average shares outstanding for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 is primarily due to the issuance during 2002 of common shares in a stock offering and upon the exercise of warrants.

  Segment Information

  Reinsurance Segment

        The following table sets forth our reinsurance segment's underwriting results:

	Nine Months Ended September 30,
(in thousands)	2003	2002
	(Unaudited)
Gross premiums written	$1,311,142	$660,526
Net premiums written	1,268,374	646,010
Net premiums earned	$932,334	$295,360
Other underwriting-related fee income	5,097	—
Losses and loss adjustment expenses	(591,131)	(198,221)
Acquisition expenses, net	(217,379)	(59,699)
Other operating expenses	(22,644)	(10,241)

Underwriting income	$106,277	$27,199

Underwriting Ratios
Loss ratio	63.4%	67.1%
Acquisition expense ratio	23.3%	20.2%
Other operating expense ratio	2.4%	3.5%

Combined ratio	89.1%	90.8%

        Underwriting Income.    The reinsurance segment's underwriting income increased to $106.3 million for the nine months ended September 30, 2003, compared to $27.2 million for the nine months ended September 30, 2002. The combined ratio for the reinsurance segment was 89.1% for the nine months ended September 30, 2003, compared to 90.8% for the nine months ended September 30, 2002. The components of the reinsurance segment's underwriting income are discussed below.

        Premiums Written.    Gross premiums written increased to $1.31 billion for the nine months ended September 30, 2003 from $660.5 million for the nine months ended September 30, 2002. Net premiums written for our reinsurance segment increased to $1.27 billion for the nine months ended September 30, 2003, compared to $646.0 million for the nine months ended September 30, 2002. Over half of the increase in net premiums written was attributable to casualty business. For the nine months ended September 30, 2003, 69.6% of net premiums written were generated from pro rata contracts and 30.4% were derived from excess of loss treaties. For the nine months ended September 30, 2002, 50.2% of net premiums written were generated from pro rata contracts and 49.8% were derived from excess of loss treaties.

        Set forth below is summary information regarding the reinsurance segment's net premiums written by major line of business:

	Nine Months Ended September 30,
	2003		2002
(in thousands)	Amount	% of Total	Amount	% of Total
	(Unaudited)
Major line of business:
Net premiums written
Casualty	$480,769	37.9%	$133,764	20.7%
Other specialty	311,579	24.6%	139,790	21.6%
Property excluding property catastrophe	258,844	20.4%	126,068	19.5%
Property catastrophe	93,982	7.4%	102,135	15.8%
Marine and aviation	60,318	4.8%	38,322	5.9%
Non-traditional	51,352	4.0%	89,341	13.9%
Casualty clash	11,530	0.9%	16,590	2.6%

Total	$1,268,374	100.0%	$646,010	100.0%

        For information regarding net premiums written produced by geographic location, refer to note 4, "Segment Information," of the notes accompanying our consolidated financial statements.

        Net Premiums Earned.    Net premiums earned for our reinsurance segment increased to $932.3 million for the nine months ended September 30, 2003, compared to $295.4 million for the nine months ended September 30, 2002. The increase in net premiums earned occurred in all major lines of business. For the nine months ended September 30, 2003, 68.2% of net premiums earned were generated from pro rata contracts, while 31.8% of net premiums earned were generated from excess of loss treaties. For the nine months ended September 30, 2002, 40.9% of net premiums earned were generated from pro rata contracts, while 59.1% of net premiums earned were generated from excess of loss treaties.

        Set forth below is summary information regarding the reinsurance segment's net premiums earned by major line of business:

	Nine Months Ended September 30,
	2003		2002
(in thousands)	Amount	% of Total	Amount	% of Total
	(Unaudited)
Major line of business:
Net premiums earned
Casualty	$314,448	33.7%	$45,347	15.4%
Property excluding property catastrophe	213,396	22.9%	48,460	16.4%
Other specialty	204,572	21.9%	68,770	23.3%
Property catastrophe	81,653	8.8%	56,195	19.0%
Marine and aviation	55,604	6.0%	18,730	6.3%
Non-traditional	52,461	5.6%	47,768	16.2%
Casualty clash	10,200	1.1%	10,090	3.4%

Total	$932,334	100.0%	$295,360	100.0%

        Other Underwriting-Related Fee Income.    Certain assumed reinsurance contracts are deemed, for financial reporting purposes, not to transfer insurance risk, and are accounted for using the deposit method of accounting. For those contracts that contain an element of underwriting risk, the estimated profit margin is deferred and amortized over the contract period. When the estimated profit margin is explicit, the margin is reflected as fee income. We recorded $5.1 million of fee income on such contracts for the nine months ended September 30, 2003.

        Losses and Loss Adjustment Expenses.    Reinsurance segment losses and loss adjustment expenses incurred for the nine months ended September 30, 2003 were $591.1 million, or 63.4% of net premiums earned, compared to $198.2 million, or 67.1%, for the nine months ended September 30, 2002. For a discussion of the reserves for losses and loss adjustment expenses, please refer to the section above entitled "—Critical Accounting Policies, Estimates and Recent Accounting Pronouncements—Reserves for Losses and Loss Adjustment Expenses."

        Underwriting Expenses.    The acquisition expense ratio for the nine months ended September 30, 2003 was 23.3%, compared to 20.2% for the nine months ended September 30, 2002, and the other operating expense ratio for the nine months ended September 30, 2003 was 2.4%, compared to 3.5% for the nine months ended September 30, 2002. Movements in the acquisition expense ratio reflect changes in the percentage of net premiums earned from pro rata contracts along with changes in the mix of business. While aggregate operating expenses were higher for the 2003 third quarter compared to the 2002 third quarter, the operating expense ratio decreased primarily due to the growth in net premiums earned in the 2003 period.

  Insurance Segment

        The following table sets forth our insurance segment's underwriting results:

	Nine Months Ended September 30,
(in thousands)	2003	2002
	(Unaudited)
Gross premiums written	$1,283,776	$358,693
Net premiums written	842,658	176,410
Net premiums earned	$589,929	$69,605
Policy-related fee income	10,358	6,505
Losses and loss adjustment expenses	(395,304)	(52,743)
Acquisition expenses, net	(72,244)	(4,393)
Other operating expenses	(86,145)	(22,993)

Underwriting income (loss)	$46,594	$(4,019)

Underwriting Ratios
Loss ratio	67.0%	75.8%
Acquisition expense ratio(1)	10.5%	(3.0)%
Other operating expense ratio	14.6%	33.0%

Combined ratio	92.1%	105.8%

(1)
The acquisition expense ratio is adjusted to include certain policy-related fee income.

        Underwriting Income (Loss).    The insurance segment's underwriting income was $46.6 million for the nine months ended September 30, 2003, compared to a loss of $4.0 million for the nine months ended September 30, 2002. The combined ratio for the insurance segment was 92.1% for the nine months ended September 30, 2003, compared to 105.8% for the nine months ended September 30, 2002. The components of the insurance segment's underwriting income or loss are discussed below.

        Premiums Written.    Gross premiums written for our insurance segment increased to $1.28 billion for the nine months ended September 30, 2003 from $358.7 million for the nine months ended September 30, 2002. Net premiums written for our insurance segment increased to $842.7 million for the nine months ended September 30, 2003, compared to $176.4 million for the nine months ended September 30, 2002. Contributing to this increase was a $231.9 million increase in program business and a $138.9 million increase in casualty business.

        Set forth below is summary information regarding the insurance segment's net premiums written by major line of business:

	Nine Months Ended September 30,
	2003		2002
(in thousands)	Amount	% of Total	Amount	% of Total
	(Unaudited)
Major line of business:
Net premiums written
Programs	$263,748	31.3%	$31,802	18.0%
Casualty	169,115	20.1%	30,199	17.1%
Construction and surety	95,588	11.3%	13,698	7.8%
Executive assurance	80,583	9.6%	28,171	16.0%
Professional liability	77,538	9.2%	7,630	4.3%
Property	77,511	9.2%	23,683	13.4%
Healthcare	24,656	2.9%	3,453	2.0%
Other	53,919	6.4%	37,774	21.4%

Total	$842,658	100.0%	$176,410	100.0%

        For information regarding net premiums written produced by geographic location, refer to note 4, "Segment Information," of the notes accompanying our consolidated financial statements.

        Net Premiums Earned.    Net premiums earned for our insurance segment increased to $589.9 million for the nine months ended September 30, 2003, compared to $69.6 million for the nine months ended September 30, 2002. Contributing to this increase was a $169.3 million increase in program business and a $103.0 million increase in casualty business.

        Set forth below is summary information regarding the insurance segment's net premiums earned by major line of business:

	Nine Months Ended September 30,
	2003		2002
(in thousands)	Amount	% of Total	Amount	% of Total
	(Unaudited)
Major line of business:
Net premiums earned
Programs	$182,872	31.0%	$13,564	19.5%
Casualty	108,671	18.4%	5,697	8.2%
Executive assurance	59,509	10.1%	7,159	10.3%
Property	57,349	9.7%	5,699	8.2%
Construction and surety	51,402	8.7%	1,593	2.3%
Professional liability	44,555	7.6%	1,910	2.7%
Healthcare	26,797	4.5%	327	0.5%
Other	58,774	10.0%	33,656	48.3%

Total	$589,929	100.0%	$69,605	100.0%

        Policy-Related Fee Income.    Policy-related fee income for our insurance segment was $10.4 million for the nine months ended September 30, 2003, compared to $6.5 million for the nine months ended September 30, 2002. Such amounts were earned primarily in our non-standard automobile business.

        Losses and Loss Adjustment Expenses.    Insurance segment losses and loss adjustment expenses incurred for the nine months ended September 30, 2003 were $395.3 million, or 67.0% of net premiums earned, compared to $52.7 million, or 75.8%, for the nine months ended September 30, 2002. For a discussion of the reserves for losses and loss adjustment expenses, please refer to the section above entitled "—Critical Accounting Policies, Estimates and Recent Accounting Pronouncements—Reserves for Losses and Loss Adjustment Expenses."

        Underwriting Expenses.    The acquisition expense ratio was 10.5% for the nine months ended September 30, 2003 (net of 1.8 points of policy-related fee income), compared to (3.0%) for the nine months ended September 30, 2002 (net of 9.3 points of policy-related fee income). The increase in the acquisition expense ratio resulted from the increased contribution of business from our insurance segment's new areas of focus in the 2003 period and a reduction in ceding commissions due from unaffiliated reinsurers.

        The other operating expense ratio for the nine months ended September 30, 2003 was 14.6%, compared to 33.0% for the nine months ended September 30, 2002. While aggregate operating expenses were higher for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 in connection with the growth in gross premiums written, the operating expense ratio decreased primarily due to the growth in net premiums earned in the 2003 period.

  Net Investment Income

        Net investment income was $58.8 million for the nine months ended September 30, 2003, compared to $35.6 million for the nine months ended September 30, 2003. The increase in net investment income for the nine months ended September 30, 2003 was due to the significant increase in our invested assets primarily resulting from cash flow from operations in 2003 and 2002, which more than offset the effect of lower yields available in the financial markets in 2003 compared to 2002. Our pre-tax and after-tax investment yields, respectively, for the nine months ended September 30, 2003 were 3.0% and 2.7%, compared to 4.2% and 3.7% for the nine months ended September 30, 2002. These yields were calculated based on the amortized cost of the portfolio.

  Net Realized Gains or Losses on Investments

        Following is a summary of net realized investment gains (losses):

	Nine Months Ended September 30,
(in thousands)	2003	2002
	(Unaudited)
Fixed maturities	$18,863	($4,974)
Privately held securities	693	5,877
Publicly traded equity securities	—	(728)
Other	1,898	—

Total	$21,454	$175

        Net realized gains in our fixed income portfolio during the nine months ended September 30, 2003 and 2002 resulted from the sale of certain securities to reduce credit exposure, and from sales related to rebalancing the portfolio. In addition, we recorded a realized gain, shown as "Other" in the table above, on proceeds received from a class action lawsuit related to a publicly traded equity security which we previously owned and for which we had recorded a significant realized loss in a prior year.

  Other

        Other income, generated by our investments in privately held securities accounted for under the equity method of accounting, amounted to $2.3 million for the nine months ended September 30, 2003, compared to $1.8 million for the nine months ended September 30, 2002.

  Net Foreign Exchange Gains or Losses

        Net foreign exchange gains for the nine months ended September 30, 2003 of $6,519,000 consisted of net unrealized gains of $4,859,000 and net realized gains of $1,660,000. Net foreign exchange gains for the nine months ended September 30, 2002 of $2,518,000 consisted of net unrealized gains of $911,000 and net realized gains of $1,607,000.

  Non-Cash Compensation

        Non-cash compensation expense for the nine months ended September 30, 2003 was $11.7 million, compared to $42.3 million for the nine months ended September 30, 2002. The 2002 amount reflected the accelerated vesting of certain restricted common shares granted to the chairman of our board of directors. See note 10, "Transactions with Related Parties," of the notes accompanying our consolidated financial statements.

  Income Taxes

        Our effective tax rate may fluctuate from period to period based on the relative mix of income reported by jurisdiction primarily due to the varying tax rates in each jurisdiction. Our tax provision for the nine months ended September 30, 2003 is based upon the expected annual effective tax rate of 11.4% on income before extraordinary items, excluding the reversal of a $773,000 valuation allowance, compared to 27.6% for the nine months ended September 30, 2002, excluding the reversal of a $7.4 million valuation allowance. The effective tax rate on income before extraordinary items, excluding the effect of net realized investment gains or losses, net foreign exchange gains or losses, other income, the reversal of deferred tax asset valuation allowances and non-cash compensation, was approximately 11.5% for the nine months ended September 30, 2003, compared to 5.4% for the nine months ended September 30, 2002. See note 9, "Income Taxes," of the notes accompanying our consolidated financial statements.

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

        Pursuant to a shareholders agreement that we entered into in connection with the November 2001 capital infusion, we have agreed not to declare any dividend or make any other distribution on our common shares, and not to repurchase any common shares, until we have repurchased from funds affiliated with Warburg Pincus LLC ("Warburg Pincus Funds"), funds affiliated with Hellman & Friedman LLC ("Hellman & Friedman Funds") and the other holders of our preference shares, pro rata, on the basis of the amount of each of these shareholders' investment in us at the time of such repurchase, preference shares having an aggregate value of $250.0 million, at a per share price acceptable to these shareholders. See "—Book Value Per Share" for details on a post-closing purchase price adjustment to be calculated as soon as practicable following November 2003.

        On a consolidated basis, our aggregate invested assets, including cash and short-term investments, totaled $3.37 billion at September 30, 2003. As of such date, ACGL's readily available cash, short-term investments and marketable securities, excluding amounts held by our regulated insurance and reinsurance subsidiaries, totaled $16.1 million.

        The ability of our regulated insurance and reinsurance subsidiaries to pay dividends or make distributions is dependent on their ability to meet applicable regulatory standards. Under Bermuda law, Arch Reinsurance Ltd. ("Arch Re Bermuda") is required to maintain a minimum solvency margin (i.e., the amount by which the value of its general business assets must exceed its general business liabilities) equal to the greatest of (1) $100,000,000, (2) 50% of net premiums written (being gross premiums written by us less any premiums ceded by us, but we may not deduct more than 25% of gross premiums when computing net premiums written) and (3) 15% of loss and other insurance reserves. Arch Re Bermuda is prohibited from declaring or paying any dividends during any financial year if it is not in compliance with its minimum solvency margin. In addition, Arch Re Bermuda is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year's statutory balance sheet) unless it files, at least seven days before payment of such dividends, with the Bermuda Monetary Authority an affidavit stating that it will continue to meet the required margins. In addition, Arch Re Bermuda is prohibited, without prior approval of the Bermuda Monetary Authority, from reducing by 15% or more its total statutory capital, as set out in its previous year's financial statements. At December 31, 2002, Arch Re Bermuda had statutory capital and surplus as determined under Bermuda law of $1.2 billion (including ownership interests in its subsidiaries). Accordingly, 15% of Arch Re Bermuda's capital, or approximately $179 million, is available for dividends during 2003 without prior approval under Bermuda law, as discussed above. Our U.S. insurance and reinsurance subsidiaries, on a consolidated basis, may not pay any significant dividends or distributions during 2003 without prior regulatory approval. In addition, the ability of our insurance and reinsurance subsidiaries to pay dividends could be constrained by our dependence on financial strength ratings from independent rating agencies. Our ratings from these agencies depend to a large extent on the capitalization levels of our insurance and reinsurance subsidiaries.

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

        Cash flow from operating activities on a consolidated basis are provided by premiums collected, fee income, investment income and collected reinsurance recoverables, offset by losses and loss adjustment expense payments, reinsurance premiums payable and operating costs. Consolidated cash provided by operating activities was $478.2 million for the 2003 third quarter, compared to $228.5 million for the 2002 third quarter. Operating cash flow for the nine months ended September 30, 2003 was $1.15 billion, compared to $342.2 million for the nine months ended September 30, 2002. The increase in cash flow in the 2003 periods compared to the 2002 periods was primarily due to the growth in premium volume and a relatively low level of claim payments due, in part, to the start-up nature of our insurance and reinsurance operations.

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

        In September 2003, we entered into an unsecured credit facility with a syndicate of banks which provides for the borrowing of up to $300.0 million. The credit facility is in the form of a 364-day revolving credit agreement that may be converted by us into a two-year term loan at expiration. On September 29, 2003, we borrowed $200.0 million under the credit facility at a fixed interest rate of approximately 2.44% through March 2004. The proceeds from such borrowings were contributed to our subsidiaries to support their underwriting activities. In addition, we paid $1.3 million in fees in connection with the credit facility during the 2003 third quarter. Such fees were deferred and will be amortized over the loan period. The facility will be available to provide capital in support of our growing insurance and reinsurance businesses, as well as other general corporate purposes. We are required to comply with certain covenants under the credit facility agreement. These covenants require, among other things, that we maintain a debt to shareholders' equity ratio of not greater than 0.35 to 1 and shareholders' equity in excess of $1.0 billion plus 40% of future aggregate net income (not including any future net losses) and 40% of future aggregate capital raising proceeds, and that our principal insurance and reinsurance subsidiaries maintain at least a "B++" rating from A.M. Best. See "—Contractual Obligations and Commercial Commitments—Credit Line" for a description of the credit facility.

        On November 3, 2003, the Company filed a universal shelf registration statement with the Securities and Exchange Commission. This registration statement, which replaces the Company's previous shelf registration statement with an unused portion of approximately $309 million, will allow for the possible future offer and sale by the Company of up to $500 million of various types of securities, including unsecured debt securities, preference shares, common shares, warrants, share purchase contracts and units and depositary shares. The shelf registration statement, once declared effective, will enable the Company to cost effectively and efficiently access public debt and/or equity capital markets in order to meet the Company's future capital needs. Any additional issuance of common shares by us could have the effect of diluting our earnings per share and our book value per share. In addition, the registration statement will allow selling shareholders to resell up to an aggregate of 9,892,594 common shares that they own (or may acquire upon the conversion of outstanding preference shares or warrants) in one or more offerings from time to time. The shareholders are registering their shares pursuant to registration rights previously granted in connection with the 2001 capital infusion. The Company will not receive any proceeds from the shares offered by the selling shareholders.

        The registration statement on Form S-3 relating to these securities has been filed with the Securities and Exchange Commission but is not yet effective. Securities described in the registration statement may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This release is not an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

        At September 30, 2003, our total capital of $1.84 billion consisted of revolving credit facility borrowings of $200.0 million, representing 10.9% of the total, and shareholders' equity of $1.64 billion, representing 89.1% of the total. At December 31, 2002, our total capital of $1.41 billion consisted of shareholders' equity with no borrowings outstanding. The increase in our total capital during 2003 was primarily attributable to the effects of net income for the nine months ended September 30, 2003 and the borrowings under our credit facility in September 2003.

Certain Matters Which May Materially Affect Our Results of Operations and/or Financial Condition

  Reserves for Losses and Loss Adjustment Expenses

        We establish reserves for losses and loss adjustment expenses which represent estimates involving actuarial and statistical projections, at a given point in time, of our expectations of the ultimate settlement and administration costs of losses incurred. Estimating loss reserves is inherently difficult, which is exacerbated by the fact that we are a new company with relatively limited historical experience upon which to base such estimates. We utilize actuarial models as well as available historical insurance industry loss ratio experience and loss development patterns to assist in the establishment of appropriate loss reserves. Actual losses and loss adjustment expenses paid will deviate, perhaps substantially, from the reserve estimates reflected in our financial statements. See the section above entitled "—Critical Accounting Policies, Estimates and Recent Accounting Pronouncements—Reserves for Losses and Loss Adjustment Expenses."

  Reinsurance Protection and Recoverables

        For purposes of limiting our risk of loss, we reinsure a portion of our exposures, paying to reinsurers a part of the premiums received on the policies we write, and we may also use retrocessional protection. For the nine months ended September 30, 2003, ceded premiums written represented approximately 14% of gross premiums written, compared to 15% for the year ended December 31, 2002. The decrease is primarily due to an increased retention of our insurance segment premiums written during 2003.

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

        We monitor the financial condition of our reinsurers and attempt to place coverages only with substantial, financially sound carriers. At September 30, 2003, approximately 81% of our reinsurance recoverables on paid and unpaid losses of $376.0 million (not including prepaid reinsurance premiums) were due from carriers which had an A.M. Best rating of "A-" or better. Our recoverable on paid and unpaid losses from Sentry Insurance a Mutual Company represented 5.0% of our total shareholders' equity at September 30, 2003, as described below. No other reinsurance recoverables exceeded 5% of our total shareholders' equity.

        The following table details our reinsurance recoverables at September 30, 2003:

	% of Total	A.M. Best Rating(1)
Sentry Insurance a Mutual Company(2)	21.8%	A+
Alternative market recoverables(3)	10.5%	NR
Lloyd's of London syndicates(4)	9.0%	A-
Swiss Reinsurance America Corporation	5.7%	A+
Employers Reinsurance Corporation	5.6%	A
Everest Reinsurance Corporation	5.4%	A+
Hartford Fire Insurance Company	4.6%	A+
Folksamerica Reinsurance Company	3.2%	A
Odyssey Reinsurance Corporation	2.8%	A
Allied World Assurance Company Ltd.	2.2%	A+
Lyndon Property Insurance Company(5)	2.1%	A-
Gerling Global Reinsurance Corporation of America	2.0%	NR
Lumbermens Mutual Casualty Company	1.2%	D
AXA Corporate Solutions Reinsurance Company	1.0%	B+
PMA Capital Insurance Company	0.9%	B++
Trenwick America Reinsurance Corporation	0.2%	NR
SCOR Reinsurance Company	0.2%	B++
All other(6)	21.6%

Total	100.0%

(1)
The financial strength ratings are as of November 6, 2003 and were assigned by A.M. Best based on its opinion of the insurer's financial strength as of such date. An explanation of the ratings listed in the table follows: the rating of "A+" is designated "Superior"; the "A" and "A-" ratings are designated

  "Excellent"; ratings of "B++" and "B+" are designated "Very Good"; and the "D" rating is designated "Poor." Additionally, A.M. Best has five classifications within the "Not Rated" or "NR" category. Reasons for an "NR" rating being assigned by A.M. Best include insufficient data, size or operating experience, companies which are in run-off with no active business writings or are dormant, companies which disagree with their rating and request that a rating not be published or insurers that request not to be formally evaluated for the purposes of assigning a rating opinion.

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

(5)
In connection with our acquisition of Western Diversified Casualty Insurance Company ("Western Diversified") in June 2003, the seller, Western Diversified Services, Inc., a subsidiary of Protective Life Corporation, and certain of its affiliates (including Lyndon Property Insurance Company) agreed to reinsure or otherwise assume all liabilities arising out of Western Diversified's business prior to the closing of the acquisition. The balance due from Lyndon Property Insurance Company includes all such amounts.

(6)
The following table provides a breakdown of the "All other" category by A.M. Best rating:

% of Total
Companies rated "A-" or better	18.8%
Companies not rated	2.8%

Total	21.6%

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

        We have substantial exposure to unexpected, large losses resulting from future man-made catastrophic events, such as acts of war, acts of terrorism and political instability. These risks are inherently unpredictable and recent events may lead to increased frequency and severity of losses. It is difficult to predict the timing of such events with statistical certainty or estimate the amount of loss any given occurrence will generate. It is not possible to eliminate completely our exposure to unforecasted or unpredictable events and, to the extent that losses from such risks occur, our financial condition and results of operations could be materially adversely affected. Therefore, claims for natural and man-made catastrophic events could expose us to large losses and cause substantial volatility in our results of operations, which could cause the value of our common shares to fluctuate widely. In certain instances, we specifically insure and reinsure risks resulting from terrorism. Even in cases where we attempt to exclude losses from terrorism and certain other similar risks from some coverages written by us, we may not be successful in doing so. Moreover, irrespective of the clarity and inclusiveness of policy language, there can be no assurance that a court or arbitration panel will limit enforceability of policy language or otherwise issue a ruling adverse to us.

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

        For property catastrophe-related exposures from January 1, 2003 through September 30, 2003, our insurance operations entered into a reinsurance treaty which provides coverage for catastrophe-related losses equal to 95% of the first $70 million in excess of a $50 million retention of such losses. On October 1, 2003, our insurance operations increased their coverage for property catastrophe-related losses to 95% of the first $95 million in excess of a $50 million retention of such losses. In addition, our reinsurance operations have purchased reinsurance which primarily provides coverage for certain catastrophe-related losses in California and Florida. Recoveries under such reinsurance treaties are calculated based upon the size of insured industry losses. In the future, we may seek to purchase additional catastrophe or other reinsurance protection. The availability and cost of such reinsurance protection is subject to market conditions, which are beyond our control. As a result of market conditions and other factors, we may not be successful in obtaining such protection. See "—Reinsurance Protection and Recoverables" above.

  Foreign Currency Exchange Rate Fluctuation

        We write business on a worldwide basis, and our net income may be affected by fluctuations in the value of currencies other than the U.S. dollar. Changes in foreign currency exchange rates can reduce our revenues and increase our liabilities and costs, as measured in the U.S. dollar as our functional currency. We have not attempted to reduce our exposure to these exchange rate risks by using hedging transactions or by investing in securities denominated in local (foreign) currencies. We may therefore suffer losses solely as a result of exchange rate fluctuations.

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

        Financial strength and claims paying ratings from third party rating agencies are instrumental in establishing the competitive positions of companies in our industry. Periodically, rating agencies evaluate us to confirm that we continue to meet their criteria for the ratings assigned to us by them. Our reinsurance subsidiaries, Arch Reinsurance Company and Arch Re Bermuda, and our principal insurance subsidiaries, Arch Insurance Company, Arch Specialty and Arch Excess & Surplus Insurance Company, each currently have financial strength ratings of "A-" (Excellent) from A.M. Best. With respect to our non-standard automobile insurers, American Independent Insurance Company has a financial strength rating of "B+" (Very Good) from A.M. Best, and PSIC has a financial strength rating of "A-" (Excellent) from A.M. Best.

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

Contractual Obligations and Commercial Commitments

  Letter of Credit Facility

        On August 12, 2003, we renewed our letter of credit facility ("LOC Facility") for up to $250 million. The principal purpose of the LOC Facility is to issue, as required, evergreen standby letters of credit in favor of primary insurance or reinsurance counterparties with which we have entered into reinsurance arrangements to ensure that such counterparties are permitted to take credit for reinsurance obtained from our reinsurance subsidiaries in United States jurisdictions where such subsidiaries are not licensed or otherwise admitted as an insurer, as required under insurance regulations in the United States. The amount of letters of credit issued is driven by, among other things, the timing and payment of catastrophe losses, loss development of existing reserves, the payment pattern of such reserves, the further expansion of our business and the loss experience of such business.

        When issued under the LOC Facility, such letters of credit are secured by a portion of our investment portfolio. In addition, the LOC Facility also requires the maintenance of certain financial covenants, with which we were in compliance at September 30, 2003. At such date, we had approximately $153.7 million in outstanding letters of credit under the LOC Facility which were secured by investments totaling $176.8 million. In addition to letters of credit, we have and may establish insurance trust accounts in the U.S. and Canada to secure our reinsurance amounts payable as required. At September 30, 2003, CAD $16.1 million had been set aside in Canadian trust accounts.

        The LOC Facility expires on August 11, 2004. It is anticipated that the LOC Facility will be renewed (or replaced) on expiry, but such renewal (or replacement) will be subject to the availability of credit from banks which we utilize. In the event such support is insufficient, we could be required to provide alternative security to cedents. This could take the form of additional insurance trusts supported by our investment portfolio or funds withheld using our cash resources. If we are unable to post security in the form of letters of credit or trust funds when required under such regulations, our operations could be significantly and negatively affected.

  Credit Line

        On September 12, 2003, we entered into an unsecured credit facility with a syndicate of banks led by JPMorgan Chase Bank and Banc of America (the "Credit Facility"). The Credit Facility is in the form of a 364-day revolving credit agreement that may be converted by us into a two-year term loan at expiration. The Credit Facility provides for the borrowing of up to $300.0 million with interest at a rate selected by us equal to either (i) an adjusted London InterBank Offered Rate ("LIBOR") plus a margin or (ii) an alternate base rate ("Base Rate"). The Base Rate is the higher of the rate of interest established by JPMorgan Chase Bank as its prime rate or the Federal Funds rate plus 0.5% per annum. The payment terms for amounts converted into a term loan at expiration are as follows: 16.66% due 12 months following expiration, 16.67% due 18 months following expiration and 66.67% due 24 months following expiration. The facility will be available to provide capital in support of our growing insurance and reinsurance businesses, as well as other general corporate purposes.

        We are required to comply with certain covenants under the Credit Facility agreement. These covenants require, among other things, that we maintain a debt to shareholders' equity ratio of not greater than 0.35 to 1 and shareholders' equity in excess of $1.0 billion plus 40% of future aggregate net income (not including any future net losses) and 40% of future aggregate capital raising proceeds, and that our principal insurance and reinsurance subsidiaries maintain at least a "B++" rating from A.M. Best. We were in compliance with all covenants contained in the Credit Facility agreement at September 30, 2003.

        On September 29, 2003, we borrowed $200.0 million at a fixed interest rate of approximately 2.44% through March 2004. The proceeds of such borrowings were contributed to our subsidiaries to support their underwriting activities. In addition, we paid $1.3 million in fees in connection with the Credit Facility during the 2003 third quarter. Such fees were deferred and will be amortized over the loan period.

Investments

        At September 30, 2003, consolidated cash and invested assets totaled $3.37 billion, consisting of $453.5 million of cash and short-term investments, $2.88 billion of publicly traded fixed maturity securities and $30.5 million of privately held securities. At September 30, 2003, our fixed income portfolio, which includes fixed maturity securities and short-term investments, had an average Standard & Poor's quality rating of "AA" and an average duration of 2.0 years. Our fixed income investment portfolio is currently managed by external investment advisors under our direction in accordance with investment guidelines provided by us. Our current guidelines stress preservation of capital, market liquidity and diversification of risk.

        The following table summarizes the estimated fair value and carrying value and amortized cost of our fixed maturity securities and equity securities at September 30, 2003:

	September 30, 2003
(in thousands)	Estimated Fair Value and Carrying Value	Gross Unrealized Gains	Gross Unrealized (Losses)	Amortized Cost
	(Unaudited)
Fixed maturities:
U.S. government and government agencies	$1,048,870	$10,364	$(6)	$1,038,512
Corporate bonds	1,092,475	35,205	(1,108)	1,058,378
Mortgage backed securities	115,992	3,591	—	112,401
Asset backed securities	577,023	5,745	(734)	572,012
Municipal bonds	49,671	864	—	48,807

	2,884,031	55,769	(1,848)	2,830,110
Equity securities:
Privately held	30,486	3,499	—	26,987

Total	$2,914,517	$59,268	$(1,848)	$2,857,097

        The following table presents the Standard & Poor's credit quality distribution of our fixed maturity securities at September 30, 2003:

(in thousands)	Estimated Fair Value and Carrying Value	% of Total
Fixed Maturities:
AAA	$1,825,674	63.3%
AA	151,480	5.2%
A	686,157	23.8%
BBB	220,720	7.7%

Total	$2,884,031	100.0%

        As part of our investment strategy, we seek to establish a level of cash and highly liquid short-term and intermediate-term securities which, combined with expected cash flow, is believed by us to be adequate to meet our foreseeable payment obligations. We currently do not utilize derivative financial instruments such as futures, forward contracts, swaps or options or other financial instruments with similar characteristics such as interest rate caps or floors and fixed-rate loan commitments. Our portfolio includes investments, such as mortgage-backed securities, which are subject to prepayment risk. Our investments in mortgage-backed securities, which amounted to approximately $116.0 million at September 30, 2003, or 3.4% of cash and invested assets, are classified as available for sale and are not held for trading purposes.

        Our privately held equity securities consist of securities issued by privately held companies that are generally restricted as to resale or are otherwise illiquid and do not have readily ascertainable market values. The risk of investing in such securities is generally greater than the risk of investing in securities of widely held, publicly traded companies. At September 30, 2003, our private equity portfolio consisted of five investments totaling $30.5 million in fair value, with additional investment portfolio commitments in an aggregate amount of approximately $0.4 million. We do not currently intend to make any significant investments in privately held securities over and above our current commitments. See note 7, "Investment Information," of the notes accompanying our consolidated financial statements.

Book Value Per Share

        The following book value per share calculations are based on shareholders' equity of $1.64 billion and $1.41 billion at September 30, 2003 and December 31, 2002, respectively. Book value per share excludes the effects of stock options and Class B warrants. Diluted per share book value at September 30, 2003 increased to $24.43 from $21.20 at December 31, 2002. The increase in diluted per share book value was primarily attributable to our net income for the nine months ended September 30, 2003.

	September 30, 2003		December 31, 2002
	Common Shares and Potential Common Shares	Cumulative Book Value Per Share	Common Shares and Potential Common Shares	Cumulative Book Value Per Share
	(Unaudited)
Common shares(1)	28,137,786	$29.16	27,725,334	$21.48
Series A convertible preference shares	38,844,665	$24.43	38,844,665	$21.20

Common shares and potential common shares	66,982,451		66,569,999

(1)
Book value per common share at September 30, 2003 and December 31, 2002 was determined by dividing (i) the difference between total shareholders' equity and the aggregate liquidation preference of the Series A convertible preference shares of $815.7 million, by (ii) the number of common shares outstanding. Restricted common shares are included in the number of common shares outstanding as if such shares were issued on the date of grant.

        Pursuant to the subscription agreement entered in connection with the November 2001 capital infusion (the "Subscription Agreement"), a post-closing purchase price adjustment will be calculated as soon as practicable following November 2003 based on an adjustment basket. The adjustment basket will be equal to (1) the difference between value realized upon sale and the GAAP book value at the closing of the capital infusion (November 2001) (as adjusted based on a pre-determined growth rate) of agreed upon non-core assets; plus (2) the difference between GAAP net book value of our insurance balances attributable to our core insurance operations with respect to any policy or contract written or having a specified effective date at the time of the final adjustment and those balances at the closing; minus (3) reductions in book value arising from costs and expenses relating to the transaction provided under the Subscription Agreement, actual losses arising out of breach of representations under the Subscription Agreement and certain other costs and expenses. If the adjustment basket is less than zero, we will issue additional preference shares to the investors based on the decrease in value of the components of the adjustment basket. If the adjustment basket is greater than zero, we are allowed to use cash in an amount based on the increase in value of the components of the adjustment basket to repurchase common shares (other than any common shares issued upon conversion of the preference shares or exercise of the Class A warrants). In addition, on the fourth anniversary of the closing, there will be a calculation of a further adjustment basket based on (1) liabilities owed to Folksamerica (if any) under the Asset Purchase Agreement, dated as of January 10, 2000, between us and Folksamerica, and (2) specified tax and ERISA matters under the Subscription Agreement.

Market Sensitive Instruments and Risk Management

        In accordance with the SEC's Financial Reporting Release No. 48, we performed a sensitivity analysis to determine the effects that market risk exposures could have on the future earnings, fair values or cash flows of our financial instruments as of December 31, 2002. (See section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Sensitive Instruments and Risk Management" included in our 2002 Annual Report on Form 10-K.) Market risk represents the risk of changes in the fair value of a financial instrument and is comprised of several components, including liquidity, basis and price risks. At September 30, 2003, material changes in market risk exposures that affect the quantitative and qualitative disclosures presented as of December 31, 2002 are as follows:

  Interest Rate Risk

        The aggregate hypothetical loss generated from an immediate parallel, adverse shift in the treasury yield curve of 100 basis points would have resulted in a decrease in market value of approximately $57.7 million on our fixed income portfolio as of September 30, 2003. Such amount would have, on a pre-tax basis, decreased diluted book value per share by approximately $0.86 as of September 30, 2003.

  Foreign Currency Exchange Risk

        Foreign currency rate risk is the potential change in value, income, and cash flow arising from adverse changes in foreign currency exchange rates. A 10% depreciation of the U.S. dollar against other currencies under our outstanding contracts at September 30, 2003 would have resulted in unrealized losses of approximately $16.7 million and would have decreased diluted earnings per share by approximately $0.25 for the nine months ended September 30, 2003. For further discussion on foreign exchange activity, please refer to "—Results of Operations—Net Foreign Exchange Gains or Losses."

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

  •
  current environment with respect to pricing and policy terms;

  •
  competition, including increased competition, on the basis of pricing, capacity, coverage terms or other factors;

  •
  our ability to successfully integrate new management and operating personnel and to establish and maintain operating procedures to effectively support our underwriting initiatives and to develop accurate actuarial data and develop and implement actuarial models and procedures;

  •
  the loss of key personnel;

  •
  the integration of businesses we have acquired or may acquire into our existing operations;

  •
  estimates and judgments, including those related to revenue recognition, insurance and other reserves, reinsurance recoverables, investment valuations, intangible assets, bad debts, income taxes, contingencies and litigation, for a relatively new insurance and reinsurance company, like our company, are even more difficult to make than those made in a mature company since very limited historical information has been reported to us through September 30, 2003;

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

CONTROLS AND PROCEDURES

        In connection with the filing of this Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to provide reasonable assurance that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no changes in internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting, other than as described under "Management's Discussion and Analysis of Financial Condition and Results of Operations—Certain Matters Which May Materially Affect Our Results of Operations and/or Financial Condition—Management and Operations."

        Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. As a result of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons or by collusion of two or more people. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. As a result of the inherent limitations in a cost-effective control system, misstatement due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the disclosure controls and procedures are met, and, as set forth above, the Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of September 30, 2003, that our disclosure controls and procedures were effective to provide reasonable assurance that the objectives of our disclosure control system were met.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        We, in common with the insurance industry in general, are subject to litigation and arbitration in the normal course of our business. As of September 30, 2003, we were not a party to any material litigation or arbitration other than as a part of the ordinary course of business in relation to claims activity, none of which is expected by management to have a significant adverse effect on our results of operations and financial condition and liquidity.

Item 5. Other Information

        In accord with Section 10a(i) (2) of the Exchange Act, we are responsible for disclosing non-audit services to be provided by our independent auditor, PricewaterhouseCoopers LLP, which are approved by the Audit Committee of our board of directors.

        During the nine months ended September 30, 2003, the Audit Committee approved engagements of PricewaterhouseCoopers LLP for the following permitted non-audit services: tax services, tax consulting and tax compliance.

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits.

Exhibit No.	Description
10.1
First Lease Modification Agreement, dated as of May 7, 2003, to the Lease Agreement, dated as of September 26, 2002 ("Lease"), between Arch Insurance Company ("Arch Insurance") and BFP One Liberty Plaza Co. LLC

10.2	Second Lease Modification Agreement, dated as of July 31, 2003, to the Lease
10.3	Sublease Surrender Agreement, dated as of July 31, 2003, between Arch Insurance and Folksamerica Reinsurance Company
10.4	First Amendment to the Arch Capital Group Ltd. ("ACGL") 2002 Long Term Incentive and Share Award Plan
10.5
Amended and Restated Letter of Credit and Reimbursement Agreement, dated as of August 12, 2003 ("Amended and Restated Letter of Credit"), by and among Arch Reinsurance Ltd., Arch Reinsurance Company, Alternative Re Limited, Arch Insurance, the lenders from time to time party thereto and Fleet National Bank
10.6	Amendment to Amended and Restated Letter of Credit, dated as of August 20, 2003
10.7
Credit Agreement, dated as of September 12, 2003, by and among ACGL, JP Morgan Chase Bank, as Administrative Agent, Bank of America, N.A., as Syndication Agent and Commerzbank AG, New York Branch, Credit Suisse First Boston, acting through its Cayman Islands Branch, and Wachovia Bank, National Association, as Documentation Agents
15	Accountants' Awareness Letter (regarding unaudited interim financial information)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)   Reports on Form 8-K.

        ACGL submitted a report on Form 8-K during the 2003 third quarter on August 4, 2003 to furnish the 2003 second quarter earnings release issued by ACGL. ACGL also submitted a report on Form 8-K on November 3, 2003 to furnish the 2003 third quarter earnings release issued by ACGL. Since these reports contain information that was furnished, they are not incorporated by reference herein. In addition, ACGL submitted reports on Form 8-K on August 5, 2003 to file certain agreements related to recent management changes and on August 29, 2003 to report the voting results of its annual meeting held on May 21, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCH CAPITAL GROUP LTD. (REGISTRANT)
Date: November 12, 2003	/s/ Constantine Iordanou Constantine Iordanou President and Chief Executive Officer (Principal Executive Officer) and Director

Date: November 12, 2003	/s/ John D. Vollaro John D. Vollaro Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	First Lease Modification Agreement, dated as of May 7, 2003, to the Lease Agreement, dated as of September 26, 2002 ("Lease"), between Arch Insurance Company ("Arch Insurance") and BFP One Liberty Plaza Co. LLC
10.2	Second Lease Modification Agreement, dated as of July 31, 2003, to the Lease
10.3	Sublease Surrender Agreement, dated as of July 31, 2003, between Arch Insurance and Folksamerica Reinsurance Company
10.4	First Amendment to the Arch Capital Group Ltd. ("ACGL") 2002 Long Term Incentive and Share Award Plan
10.5
Amended and Restated Letter of Credit and Reimbursement Agreement, dated as of August 12, 2003 ("Amended and Restated Letter of Credit"), by and among Arch Reinsurance Ltd., Arch Reinsurance Company, Alternative Re Limited, Arch Insurance, the lenders from time to time party thereto and Fleet National Bank
10.6	Amendment to Amended and Restated Letter of Credit, dated as of August 20, 2003
10.7
Credit Agreement, dated as of September 12, 2003, by and among ACGL, JP Morgan Chase Bank, as Administrative Agent, Bank of America, N.A., as Syndication Agent and Commerzbank AG, New York Branch, Credit Suisse First Boston, acting through its Cayman Islands Branch, and Wachovia Bank, National Association, as Documentation Agents
15	Accountants' Awareness Letter (regarding unaudited interim financial information)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

QuickLinks

ARCH CAPITAL GROUP LTD. INDEX
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
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
CONTROLS AND PROCEDURES
  PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX