Form 10-Q/A
period 2003-09-30
ARCH CAPITAL GROUP LTD
filed 2004-01-27
CIK 947484

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

        Yes ☒    No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

        Yes ☒    No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common shares.

Class	Outstanding at December 31, 2003
Common Shares, $0.01 par value	28,200,372

ARCH CAPITAL GROUP LTD.

INDEX

Page No.
Item 2—Management's Discussion and Analysis of Financial Condition And Results of Operations
Signatures
Index to Exhibits
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

 EXPLANATORY NOTE

        We are filing this Amendment No. 1 ("Amendment No. 1") to our quarterly report on Form 10-Q for the quarter ended September 30, 2003, as filed with the Securities and Exchange Commission on November 12, 2003 (the "Original Form 10-Q"), to reflect certain revisions in Item 2 of Part I. This Amendment No. 1 speaks as of the date of the Original Form 10-Q, except for the certifications, which speak as of their respective dates and the filing date of this Amendment No. 1. This Amendment No. 1 does not reflect events occurring after the filing of the Original Form 10-Q, nor does it modify or update the disclosure in the Original Form 10-Q except as specifically set forth herein.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
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

        Losses and Loss Adjustment Expenses.    Reinsurance segment losses and loss adjustment expenses incurred for the 2003 third quarter were $223.4 million, or 64.0% of net premiums earned, compared to $90.2 million, or 62.9%, for the 2002 third quarter. The 2003 third quarter loss ratio benefited from favorable development on losses originally recorded during 2002 of $14.2 million, which resulted in a 4.1 point reduction in the loss ratio. Most of the reduction occurred in short-tail lines of business and resulted from a lower than expected amount of reported claims. The remainder of the difference in the loss ratio compared to the 2002 third quarter resulted from changes in the mix of business earned in the quarter. For a discussion of the reserves for losses and loss adjustment expenses, please refer to the section above entitled "—Critical Accounting Policies, Estimates and Recent Accounting Pronouncements—Reserves for Losses and Loss Adjustment Expenses."

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

        Losses and Loss Adjustment Expenses.    Insurance segment losses and loss adjustment expenses incurred for the 2003 third quarter were $168.6 million, or 64.8% of net premiums earned, compared to $29.9 million, or 73.9%, for the 2002 third quarter. The loss ratio for the 2003 third quarter reflects a significantly higher percentage of business from our specialty lines than in the 2002 third quarter, which included a higher percentage of business from our non-standard auto business. To date, in our specialty lines, we have recorded lower loss ratios than in our non-standard auto business. In addition, the 2003 third quarter loss ratio benefited from favorable development on losses originally recorded in prior years of $188,000, which generated a 0.1 point reduction in the loss ratio. Such amount consisted of $2.6 million of favorable development in non-standard auto and short-tail lines which was partially offset by $2.4 million of adverse development in certain program business. For a discussion of the reserves for losses and loss adjustment expenses, please refer to the section above entitled "—Critical Accounting Policies, Estimates and Recent Accounting Pronouncements—Reserves for Losses and Loss Adjustment Expenses."

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

        Losses and Loss Adjustment Expenses.    Reinsurance segment losses and loss adjustment expenses incurred for the nine months ended September 30, 2003 were $591.1 million, or 63.4% of net premiums earned, compared to $198.2 million, or 67.1%, for the nine months ended September 30, 2002. The loss ratio for the nine months ended September 30, 2003 benefited from favorable development on losses originally recorded during 2002 of $43.3 million, which resulted in a 4.6 point reduction in the loss ratio. Most of the reduction occurred in short-tail lines of business and resulted from a lower than expected amount of reported claims. The remainder of the difference in the loss ratio compared to the nine months ended September 30, 2002 resulted from changes in the mix of business earned in the nine month period. For a discussion of the reserves for losses and loss adjustment expenses, please refer to the section above entitled "—Critical Accounting Policies, Estimates and Recent Accounting Pronouncements—Reserves for Losses and Loss Adjustment Expenses."

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

        Losses and Loss Adjustment Expenses.    Insurance segment losses and loss adjustment expenses incurred for the nine months ended September 30, 2003 were $395.3 million, or 67.0% of net premiums earned, compared to $52.7 million, or 75.8%, for the nine months ended September 30, 2002. The loss ratio for the nine months ended September 30, 2003 reflects a significantly higher percentage of business from our specialty insurance operations than in the nine months ended September 30, 2002, which included a higher percentage of business from our non-standard auto business. To date, in our specialty lines, we have recorded lower loss ratios than in our non-standard auto business. In addition, the loss ratio for the nine months ended September 30, 2003 was impacted by adverse development in prior years of $2.0 million, which generated a 0.3 point increase in the loss ratio. Such amount consisted of $4.4 million of adverse development in certain program business which was partially offset by $2.4 million of favorable development in non-standard auto and short-tail lines. For a discussion of the reserves for losses and loss adjustment expenses, please refer to the section above entitled "—Critical Accounting Policies, Estimates and Recent Accounting Pronouncements—Reserves for Losses and Loss Adjustment Expenses."

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

ARCH CAPITAL GROUP LTD. (REGISTRANT)
Date: January 27, 2004	/s/ CONSTANTINE IORDANOU Constantine Iordanou President and Chief Executive Officer (Principal Executive Officer) and Director

Date: January 27, 2004	/s/ JOHN D. VOLLARO John D. Vollaro Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1*	First Lease Modification Agreement, dated as of May 7, 2003, to the Lease Agreement, dated as of September 26, 2002 ("Lease"), between Arch Insurance Company ("Arch Insurance") and BFP One Liberty Plaza Co. LLC
10.2*	Second Lease Modification Agreement, dated as of July 31, 2003, to the Lease
10.3*	Sublease Surrender Agreement, dated as of July 31, 2003, between Arch Insurance and Folksamerica Reinsurance Company
10.4*	First Amendment to the Arch Capital Group Ltd. ("ACGL") 2002 Long Term Incentive and Share Award Plan
10.5*
Amended and Restated Letter of Credit and Reimbursement Agreement, dated as of August 12, 2003 ("Amended and Restated Letter of Credit"), by and among Arch Reinsurance Ltd., Arch Reinsurance Company, Alternative Re Limited, Arch Insurance, the lenders from time to time party thereto and Fleet National Bank
10.6*	Amendment to Amended and Restated Letter of Credit, dated as of August 20, 2003
10.7*
Credit Agreement, dated as of September 12, 2003, by and among ACGL, JP Morgan Chase Bank, as Administrative Agent, Bank of America, N.A., as Syndication Agent and Commerzbank AG, New York Branch, Credit Suisse First Boston, acting through its Cayman Islands Branch, and Wachovia Bank, National Association, as Documentation Agents
15*	Accountants' Awareness Letter (regarding unaudited interim financial information)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Previously filed with and incorporated by reference to the Registrant's original Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, as filed with the Securities and Exchange Commission on November 12, 2003.

QuickLinks

ARCH CAPITAL GROUP LTD. INDEX
EXPLANATORY NOTE
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
CONTROLS AND PROCEDURES
SIGNATURES
EXHIBIT INDEX