Form 10-Q
period 2004-03-31
ARCH CAPITAL GROUP LTD
filed 2004-05-10
CIK 947484

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004
Or
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

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common shares.

Class	Outstanding at April 30, 2004
Common Shares, $0.01 par value	33,502,344

ARCH CAPITAL GROUP LTD.

INDEX

Report of Independent Accountants

To the Board of Directors and Shareholders of
Arch Capital Group Ltd.:

        We have reviewed the accompanying consolidated balance sheet of Arch Capital Group Ltd. and its subsidiaries as of March 31, 2004, and the related consolidated statements of income for each of the three month periods ended March 31, 2004 and 2003, and the consolidated statements of comprehensive income, changes in shareholders' equity, and cash flows for each of the three month periods ended March 31, 2004 and 2003. These interim financial statements are the responsibility of the Company's management.

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

        We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2003, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 14, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2003, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
New York, New York
May 4, 2004

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2004	December 31, 2003
	(Unaudited)
Assets
Investments:
Fixed maturities available for sale, at fair value (amortized cost: 2004, $3,837,754; 2003, $3,363,193)	$3,899,090	$3,398,424
Short-term investments available for sale, at fair value (amortized cost: 2004, $358,538; 2003, $228,616)	358,845	229,348
Privately held securities (cost: 2004, $20,854; 2003, $27,632)	27,262	32,476

Total investments	4,285,197	3,660,248

Cash	78,558	56,899
Accrued investment income	31,204	30,316
Premiums receivable	631,624	477,032
Funds held by reinsureds	232,751	211,944
Unpaid losses and loss adjustment expenses recoverable	460,837	409,451
Paid losses and loss adjustment expenses recoverable	25,262	18,549
Prepaid reinsurance premiums	232,923	236,061
Goodwill and intangible assets	35,882	35,882
Deferred income tax asset	32,600	33,979
Deferred acquisition costs, net	304,377	275,696
Other assets	158,655	139,264

Total Assets	$6,509,870	$5,585,321

Liabilities
Reserve for losses and loss adjustment expenses	$2,353,109	$1,951,967
Unearned premiums	1,576,765	1,402,998
Reinsurance balances payable	110,995	117,916
Revolving credit agreement borrowings	200,000	200,000
Investment accounts payable	45,707	—
Other liabilities	213,097	201,711

Total Liabilities	4,499,673	3,874,592

Commitments and Contingencies
Shareholders' Equity
Preferred shares ($0.01 par value, 50,000,000 shares authorized, issued: 2004, 38,364,972; 2003, 38,844,665)	384	388
Common shares ($0.01 par value, 200,000,000 shares authorized, issued: 2004, 33,552,344; 2003, 28,200,372)	336	282
Additional paid-in capital	1,547,407	1,361,267
Deferred compensation under share award plan	(15,795)	(15,004)
Retained earnings	415,418	327,963
Accumulated other comprehensive income consisting of unrealized appreciation in value of investments, net of deferred income tax	62,447	35,833

Total Shareholders' Equity	2,010,197	1,710,729

Total Liabilities and Shareholders' Equity	$6,509,870	$5,585,321

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share data)

	Three Months Ended March 31,
	2004	2003
	(Unaudited)
Revenues
Net premiums written	$883,588	$776,863
Increase in unearned premiums	(175,762)	(372,412)

Net premiums earned	707,826	404,451
Net investment income	24,573	18,438
Net realized investment gains	8,901	6,199
Fee income	3,994	5,676
Other income	1,042	1,139

Total revenues	746,336	435,903
Expenses
Losses and loss adjustment expenses	429,614	263,128
Acquisition expenses	152,856	78,152
Other operating expenses	57,467	31,080
Net foreign exchange losses (gains)	5,319	(1,050)
Non-cash compensation	2,638	4,264

Total expenses	647,894	375,574
Income Before Income Taxes	98,442	60,329
Income tax expense	10,987	7,843

Net Income	$87,455	$52,486

Net Income Per Share Data
Basic	$3.21	$2.02
Diluted	$1.26	$0.78
Weighted Average Shares Outstanding
Basic	27,277,998	26,017,313
Diluted	69,145,060	66,939,562

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(in thousands)

	Three Months Ended March 31,
	2004	2003
	(Unaudited)
Preference Shares
Balance at beginning of year	$388	$388
Converted to common shares	(4)	—

Balance at end of period	384	388

Common Shares
Balance at beginning of year	282	277
Common shares issued	50	3
Converted from preference shares	4	—

Balance at end of period	336	280

Additional Paid-in Capital
Balance at beginning of year	1,361,267	1,347,165
Common shares issued	184,483	3,586
Exercise of stock options	2,080	3,356
Common shares retired	(551)	(254)
Other	128	833

Balance at end of period	1,547,407	1,354,686

Deferred Compensation Under Share Award Plan
Balance at beginning of year	(15,004)	(25,290)
Restricted common shares issued	(3,950)	(2,696)
Deferred compensation expense recognized	3,159	3,798

Balance at end of period	(15,795)	(24,188)

Retained Earnings
Balance at beginning of year	327,963	47,372
Net income	87,455	52,486

Balance at end of period	415,418	99,858

Accumulated Other Comprehensive Income
Unrealized Appreciation in Value of Investments, Net of Deferred Income Tax
Balance at beginning of year	35,833	41,332
Change in unrealized appreciation	26,614	8,242

Balance at end of period	62,447	49,574

Total Shareholders' Equity	$2,010,197	$1,480,598

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended March 31,
	2004	2003
	(Unaudited)
Comprehensive Income
Net income	$87,455	$52,486
Other comprehensive income, net of deferred income tax
Unrealized appreciation in value of investments:
Unrealized holding gains arising during period	33,686	13,588
Reclassification of net realized gains, net of tax, included in net income	(7,072)	(5,346)

Other comprehensive income	26,614	8,242

Comprehensive Income	$114,069	$60,728

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2004	2003
	(Unaudited)
Operating Activities
Net income	$87,455	$52,486
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment gains	(8,275)	(6,199)
Other income	(1,042)	(1,139)
Provision for non-cash compensation	2,638	4,264
Changes in:
Reserve for losses and loss adjustment expenses, net of unpaid losses and loss adjustment expenses recoverable	349,756	217,825
Unearned premiums, net of prepaid reinsurance premiums	176,905	372,412
Premiums receivable	(154,592)	(229,613)
Deferred acquisition costs, net	(28,681)	(72,371)
Funds held by reinsureds	(20,807)	(26,522)
Reinsurance balances payable	(6,921)	(18,365)
Accrued investment income	(888)	(3,379)
Paid losses and loss adjustment expenses recoverable	(6,713)	(11,610)
Deferred income tax asset	551	5,495
Other liabilities	12,975	13,547
Other items, net	(5,358)	3,639

Net Cash Provided By Operating Activities	397,003	300,470

Investing Activities
Purchases of fixed maturity investments	(1,388,771)	(984,053)
Sales of fixed maturity investments	915,555	333,655
Sales of equity securities	7,557	7,121
Net (purchases) sales of short-term investments	(84,568)	342,995
Purchases of furniture, equipment and other	(6,114)	(5,570)

Net Cash Used For Investing Activities	(556,341)	(305,852)

Financing Activities
Proceeds from common shares issued	181,548	2,801
Repurchase of common shares	(551)	(254)

Net Cash Provided By Financing Activities	180,997	2,547

Increase (decrease) in cash	21,659	(2,835)
Cash beginning of year	56,899	91,717

Cash end of period	$78,558	$88,882

Income taxes paid, net	$73	$1,082

Interest paid	$2,516	—

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

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations; however, management believes that the disclosures are adequate to make the information presented not misleading. This report should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2003, including the Company's audited consolidated financial statements and related notes and the section entitled "Business—Risk Factors."

        To facilitate period-to-period comparisons, certain amounts in the 2003 consolidated financial statements have been reclassified to conform to the 2004 presentation. Such reclassifications had no effect on the Company's consolidated net income, shareholders' equity or cash flows.

2.     Significant Event

        In late March 2004, the Company issued 4,688,750 common shares and received net proceeds of approximately $179 million. The offering proceeds will be used to support the growth of the Company's insurance and reinsurance subsidiaries and for other corporate purposes. See note 14, "Subsequent Event" for information on the Company's recent offering of senior notes, and related use of proceeds, completed during the 2004 second quarter.

3.     Stock Options

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

        If compensation expense for stock-based employee compensation plans had been determined using the fair value recognition provisions of SFAS No. 123, the Company's net income and earnings per share would have instead been reported as the pro forma amounts indicated below:

	Three Months Ended March 31,
	2004	2003
	(Unaudited) (in thousands, except share data)
Net income, as reported	$87,455	$52,486
Total stock-based employee compensation expense under fair value method, net of income tax	(510)	(1,745)

Pro forma net income	$86,945	$50,741

Earnings per share—basic:
As reported	$3.21	$2.02
Pro forma	$3.19	$1.95
Earnings per share—diluted:
As reported	$1.26	$0.78
Pro forma	$1.26	$0.76

4.     Accounting Pronouncements

        In December 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46R ("FIN 46R"), "Consolidation of Variable Interest Entities." This interpretation of Accounting Research Bulletin No. 51 ("ARB 51"), "Consolidated Financial Statements", which replaces FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities", addresses consolidation by business enterprises of variable interest entities ("VIEs"). FIN 46R clarifies the application of ARB 51 to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. In addition, FIN 46R modified FIN 46 to address certain technical corrections and implementation issues relating to FIN 46. Pursuant to FIN 46, if an enterprise has a controlling financial interest in a VIE, the assets, liabilities and results of operations of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. An enterprise with an interest in an entity to which the provisions of FIN 46 have not been applied as of December 24, 2003, shall apply the provisions of FIN 46R no later than the end of the first reporting period that ends after March 15, 2004. The provisions of FIN 46 applied immediately to VIEs created after January 31, 2003; however, for VIEs created prior to January 31, 2003 the provisions of FIN 46R are effective for the first year or interim period beginning after March 15, 2004. The provisions of FIN 46R are required to be applied to financial statements of public entities that have interests in VIEs, commonly referred to as special-purpose entities, for periods ending after December 15, 2003.

        The Company currently believes that, under FIN 46R, it is required to consolidate the assets, liabilities and results of operations (if any) of a certain managing general agency in which one of the Company's subsidiaries has an investment. Such agency ceased producing business in 1999 and is currently running-off its operations. Based on current information, there are no assets or liabilities of such agency required to be reflected on the face of the Company's financial statements. Therefore, the adoption of FIN 46R did not have a material impact on the Company's consolidated financial statements for the 2004 first quarter.

5.     Segment Information

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

        Management measures segment performance based on underwriting income or loss. The Company does not manage its assets by segment and, accordingly, investment income is not allocated to each underwriting segment. In addition, other revenue and expense items are not evaluated by segment. The accounting policies of the segments are the same as those used for the preparation of the Company's consolidated financial statements. Inter-segment insurance business is allocated to the segment accountable for the underwriting results.

        The reinsurance segment, or division, consists of the Company's reinsurance underwriting subsidiaries. The reinsurance segment generally seeks to write significant lines on specialty property and casualty reinsurance treaties. Classes of business include casualty, casualty clash, marine and aviation, non-traditional, other specialty, property catastrophe, and property excluding property catastrophe (losses on a single risk, both excess of loss and pro rata).

        The insurance segment, or division, consists of the Company's insurance underwriting subsidiaries which primarily write on a direct basis. The insurance segment consists of eight product lines, including casualty, construction and surety, executive assurance, healthcare, professional liability, programs, property, marine and aviation, and other (primarily non-standard auto, collateralized protection business and certain programs).

        The corporate and other segment (non-underwriting) includes net investment income, other fee income, net of related expenses, other income, other expenses incurred by the Company, net realized investment gains or losses, net foreign exchange gains or losses and non-cash compensation. The corporate and other segment also includes the results of the Company's merchant banking operations.

        The following table sets forth an analysis of the Company's underwriting income by segment, together with a reconciliation of underwriting income to net income:

	Three Months Ended March 31, 2004
	Reinsurance	Insurance	Total
	(Unaudited) (in thousands)
Gross premiums written(1)	$565,739	$481,569	$1,009,788
Net premiums written(1)	550,888	332,700	883,588
Net premiums earned	$383,050	$324,776	$707,826
Policy-related fee income	—	3,785	3,785
Other underwriting-related fee income	320	128	448
Losses and loss adjustment expenses	(219,817)	(209,797)	(429,614)
Acquisition expenses, net	(107,128)	(45,728)	(152,856)
Other operating expenses	(9,271)	(43,259)	(52,530)

Underwriting income	$47,154	$29,905	77,059

Net investment income			24,573
Net realized investment gains			8,901
Other fee income, net of related expenses			(239)
Other income			1,042
Other expenses			(4,937)
Net foreign exchange losses			(5,319)
Non-cash compensation			(2,638)

Income before income taxes			98,442
Income tax expense			(10,987)

Net income			$87,455

Underwriting Ratios
Loss ratio	57.4%	64.6%	60.7%
Acquisition expense ratio(2)	28.0%	12.9%	21.1%
Other operating expense ratio	2.4%	13.3%	7.4%

Combined ratio	87.8%	90.8%	89.2%

(1)
Certain amounts included in the gross premiums written of each segment are related to intersegment transactions and are included in the gross premiums written of each segment. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total. The reinsurance segment and insurance segment results include $34.7 million and $2.8 million, respectively, of gross and net premiums written assumed through intersegment transactions.

(2)
The acquisition expense ratio is adjusted to include policy-related fee income.

        The following table sets forth an analysis of the Company's underwriting income by segment, together with a reconciliation of underwriting income to net income:

	Three Months Ended March 31, 2003
	Reinsurance	Insurance	Total
	(Unaudited) (in thousands)
Gross premiums written(1)	$562,661	$345,306	$860,100
Net premiums written(1)	547,436	229,427	776,863
Net premiums earned	$265,947	$138,504	$404,451
Policy-related fee income	—	3,213	3,213
Other underwriting-related fee income	1,927	—	1,927
Losses and loss adjustment expenses	(163,915)	(99,213)	(263,128)
Acquisition expenses, net	(64,666)	(13,486)	(78,152)
Other operating expenses	(6,119)	(22,089)	(28,208)

Underwriting income	$33,174	$6,929	40,103

Net investment income			18,438
Net realized investment gains			6,199
Other fee income, net of related expenses			536
Other income			1,139
Other expenses			(2,872)
Net foreign exchange gains			1,050
Non-cash compensation			(4,264)

Income before income taxes			60,329
Income tax expense			(7,843)

Net income			$52,486

Underwriting Ratios
Loss ratio	61.6%	71.6%	65.1%
Acquisition expense ratio(2)	24.3%	7.4%	18.5%
Other operating expense ratio	2.3%	15.9%	7.0%

Combined ratio	88.2%	94.9%	90.6%

(1)
Certain amounts included in the gross premiums written of each segment are related to intersegment transactions and are included in the gross premiums written of each segment. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total. The reinsurance segment results include $47.9 million of gross and net premiums written assumed through intersegment transactions.

(2)
The acquisition expense ratio is adjusted to include policy-related fee income.

        Set forth below is summary information regarding net premiums written and earned by major line of business and by client location for the reinsurance segment:

	Three Months Ended March 31,
	2004		2003
REINSURANCE SEGMENT	Amount	% of Total	Amount	% of Total
	(Unaudited) (in thousands)
Net premiums written(1)
Casualty	$228,550	41.5%	$163,960	30.0%
Property excluding property catastrophe	108,590	19.7%	112,600	20.6%
Other specialty	106,297	19.3%	136,015	24.8%
Property catastrophe	58,204	10.6%	48,773	8.9%
Marine and aviation	30,643	5.6%	31,421	5.7%
Non-traditional	11,728	2.1%	47,635	8.7%
Casualty clash	6,876	1.2%	7,032	1.3%

Total	$550,888	100.0%	$547,436	100.0%

Net premiums earned(1)
Casualty	$152,576	39.8%	$78,507	29.5%
Other specialty	86,115	22.5%	57,672	21.7%
Property excluding property catastrophe	84,797	22.2%	61,067	23.0%
Property catastrophe	27,214	7.1%	27,611	10.4%
Marine and aviation	20,782	5.4%	15,582	5.8%
Non-traditional	8,779	2.3%	22,028	8.3%
Casualty clash	2,787	0.7%	3,480	1.3%

Total	$383,050	100.0%	$265,947	100.0%

Net premiums written by client location(1)
North America	$340,898	61.9%	$345,064	63.0%
Europe	158,602	28.8%	151,356	27.6%
Bermuda	37,125	6.7%	34,324	6.3%
Asia and Pacific	5,452	1.0%	4,721	0.9%
Other	8,811	1.6%	11,971	2.2%

Total	$550,888	100.0%	$547,436	100.0%

(1)
Reinsurance segment results include premiums written and earned of $34.7 million and $25.3 million, respectively, assumed through intersegment transactions for the 2004 first quarter and $47.9 million and $21.8 million, respectively, for the 2003 first quarter. Reinsurance segment results exclude premiums written and earned of $2.8 million and $1.6 million, respectively, ceded through intersegment transactions for the 2004 first quarter.

        Set forth below is summary information regarding net premiums written and earned by major line of business and by client location for the insurance segment:

	Three Months Ended March 31,
	2004		2003
INSURANCE SEGMENT	Amount	% of Total	Amount	% of Total
	(Unaudited) (in thousands)
Net premiums written(1)
Programs	$89,780	27.0%	$70,627	30.8%
Casualty	63,546	19.1%	49,335	21.5%
Professional liability	45,722	13.7%	19,843	8.6%
Construction and surety	38,243	11.5%	19,710	8.6%
Property, marine and aviation	29,731	8.9%	14,238	6.2%
Executive assurance	27,483	8.3%	25,264	11.0%
Healthcare	13,426	4.0%	16,264	7.1%
Other	24,769	7.5%	14,146	6.2%

Total	$332,700	100.0%	$229,427	100.0%

Net premiums earned(1)
Programs	$88,071	27.1%	$39,832	28.8%
Casualty	54,780	16.9%	25,255	18.2%
Construction and surety	49,912	15.4%	9,829	7.1%
Professional liability	34,786	10.7%	8,375	6.0%
Property, marine and aviation	34,712	10.7%	12,495	9.0%
Executive assurance	31,039	9.6%	16,274	11.8%
Healthcare	11,517	3.5%	8,813	6.4%
Other	19,959	6.1%	17,631	12.7%

Total	$324,776	100.0%	$138,504	100.0%

Net premiums written by client location(1)
North America	$324,835	97.6%	$228,328	99.5%
Other	7,865	2.4%	1,099	0.5%

Total	$332,700	100.0%	$229,427	100.0%

(1)
Insurance segment results include premiums written and earned of $2.8 million and $1.6 million, respectively, assumed through intersegment transactions for the 2004 first quarter. Insurance segment results exclude premiums written and earned of $34.7 million and $25.3 million, respectively, ceded through intersegment transactions for the 2004 first quarter and $47.9 million and $21.8 million, respectively, for the 2003 first quarter.

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

        The following table sets forth the effects of reinsurance on the Company's reinsurance and insurance subsidiaries with unaffiliated reinsurers:

	Three Months Ended March 31,
	2004	2003
	(Unaudited) (in thousands)
Premiums Written:
Direct	$461,030	$323,299
Assumed	548,758	536,801
Ceded	(126,200)	(83,237)

Net	$883,588	$776,863

Premiums Earned:
Direct	$431,828	$215,103
Assumed	405,337	288,870
Ceded	(129,339)	(99,522)

Net	$707,826	$404,451

Losses and Loss Adjustment Expenses Incurred:
Direct	$278,798	$159,541
Assumed	230,790	178,119
Ceded	(79,974)	(74,532)

Net	$429,614	$263,128

7.     Deposit Accounting

        Certain assumed reinsurance contracts are deemed, for financial reporting purposes, not to transfer insurance risk, and are accounted for using the deposit method of accounting. For those contracts that contain an element of underwriting risk, the estimated profit margin is deferred and amortized over the contract period and such amount is included in the Company's underwriting results. When the estimated profit margin is explicit, the margin is reflected as fee income, and when the estimated profit margin is implicit it is reflected as an offset to paid losses. The Company recorded $320,000 and $1.9 million of fee income on such contracts for the 2004 first quarter and 2003 first quarter, respectively, $2.2 million and nil as an offset to paid losses, respectively, and, on a notional basis, the amount of premiums attaching to such contracts was $18.0 million and $110.0 million, respectively.

8.     Investment Information

        The following tables summarize the Company's fixed maturities and equity securities:

	March 31, 2004
	Estimated Fair Value and Carrying Value	Gross Unrealized Gains	Gross Unrealized (Losses)	Amortized Cost
	(Unaudited) (in thousands)
Fixed maturities:
U.S. government and government agencies	$1,659,206	$19,085	$(376)	$1,640,497
Corporate bonds	1,153,494	31,244	(449)	1,122,699
Asset backed securities	728,613	6,087	(231)	722,757
Municipal bonds	239,824	3,459	(709)	237,074
Mortgage backed securities	117,953	3,226	—	114,727

	3,899,090	63,101	(1,765)	3,837,754
Equity securities:
Privately held	27,262	6,408	—	20,854

Total	$3,926,352	$69,509	$(1,765)	$3,858,608

	December 31, 2003
	Estimated Fair Value and Carrying Value	Gross Unrealized Gains	Gross Unrealized (Losses)	Amortized Cost
	(in thousands)
Fixed maturities:
U.S. government and government agencies	$1,343,295	$6,651	$(848)	$1,337,492
Corporate bonds	1,106,380	25,662	(1,612)	1,082,330
Asset backed securities	690,927	2,400	(1,495)	690,022
Municipal bonds	209,568	2,358	(131)	207,341
Mortgage backed securities	48,254	2,300	(54)	46,008

	3,398,424	39,371	(4,140)	3,363,193
Equity securities:
Privately held	32,476	4,850	(6)	27,632

Total	$3,430,900	$44,221	$(4,146)	$3,390,825

9.     Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2004	2003
	(Unaudited) (in thousands, except share data)
Basic Earnings Per Share:
Net income	$87,455	$52,486
Divided by:
Weighted average shares outstanding for the period	27,277,998	26,017,313

Basic earnings per share	$3.21	$2.02

Diluted Earnings Per Share:
Net income	$87,455	$52,486
Divided by:
Weighted average shares outstanding for the period	27,277,998	26,017,313
Effect of dilutive securities:
Preference shares	38,617,118	38,844,665
Warrants	79,165	53,546
Nonvested restricted shares	1,038,305	708,311
Stock options	2,132,474	1,315,727

Total diluted shares	69,145,060	66,939,562

Diluted earnings per share	$1.26	$0.78

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

        The Company's effective tax rate, which is based upon the expected annual effective tax rate, may fluctuate from period to period based on the relative mix of income reported by jurisdiction due primarily to the varying tax rates in each jurisdiction. The Company's income tax provision resulted in an effective tax rate on income before income taxes of 11.2% and 13.0% for the 2004 first quarter and 2003 first quarter, respectively. The Company's remaining valuation allowance related to its deferred tax asset is $1.4 million at March 31, 2004.

11.   Transactions with Related Parties

        In connection with the Company's information technology initiative in 2002, the Company has entered into arrangements with two software companies, which provide document management systems and information and research tools to insurance underwriters, in which Robert Clements and John Pasquesi, Chairman and Vice Chairman of ACGL's board of directors, respectively, each hold minority ownership interests. The Company pays fees under such arrangements based on usage. Under one of these agreements, fees payable are subject to a minimum of approximately $575,000 for the two-year period ending July 2004. The Company made payments of approximately $140,000, $561,000 and $232,000 under such arrangements for the 2004 first quarter and the years ended December 31, 2003 and 2002, respectively.

12.   Contingencies Relating to the Sale of Prior Reinsurance Operations

        On May 5, 2000, the Company sold the prior reinsurance operations of Arch Reinsurance Company ("Arch Re U.S.") pursuant to an agreement entered into as of January 10, 2000 with Folksamerica Reinsurance Company and Folksamerica Holding Company (collectively, "Folksamerica"). Folksamerica Reinsurance Company assumed Arch Re U.S.'s liabilities under the reinsurance agreements transferred in the asset sale and Arch Re U.S. transferred to Folksamerica Reinsurance Company assets estimated in an aggregate amount equal in book value to the book value of the liabilities assumed. The Folksamerica transaction was structured as a transfer and assumption agreement (and not reinsurance) and, accordingly, the loss reserves (and any related reinsurance recoverables) relating to the transferred business are not included as assets or liabilities on the Company's balance sheet. Folksamerica assumed Arch Re U.S.'s rights and obligations under the reinsurance agreements transferred in the asset sale. The reinsureds under such agreements were notified that Folksamerica had assumed Arch Re U.S.'s obligations and that, unless the reinsureds object to the assumption, Arch Re U.S. will be released from its obligations to those reinsured. None of such reinsureds objected to the assumption. However, Arch Re U.S. will continue to be liable under those reinsurance agreements if the notice is found not to be an effective release by the reinsureds. Folksamerica has agreed to indemnify the Company for any losses arising out of the reinsurance agreements transferred to Folksamerica Reinsurance Company in the asset sale. However, in the event that Folksamerica refuses or is unable to perform its obligations to the Company, Arch Re U.S. may incur losses relating to the reinsurance agreements transferred in the asset sale. Folksamerica's A.M. Best rating was "A" (Excellent) at March 31, 2004.

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

13.   Credit Line

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

        The Company is required to comply with certain covenants under the Credit Facility agreement. These covenants require, among other things, that the Company maintain a debt to shareholders' equity ratio of not greater than 0.35 to 1 and shareholders' equity in excess of $1.0 billion plus 40% of future aggregate net income (not including any future net losses) and 40% of future aggregate capital raising proceeds, and the Company's principal insurance and reinsurance subsidiaries maintain at least a "B++" rating from A.M. Best. The Company was in compliance with all covenants contained in the Credit Facility agreement at March 31, 2004.

        As of March 31, 2004, the Company had outstanding borrowings of $200.0 million. Interest expense incurred in connection with the borrowing was $1.4 million for the 2004 first quarter. See note 14, "Subsequent Event" for information on the Company's recent offering of senior notes, and related use of proceeds, completed during the 2004 second quarter.

14.   Subsequent Event

        On May 4, 2004, the Company completed a public offering of $300 million principal amount of 7.35% senior notes ("Senior Notes") due May 1, 2034 and received net proceeds of approximately $296 million (not including the effects of the forward swap hedge transaction described below). The Company will pay interest on the Senior Notes on May 1 and November 1 of each year. The first such payment will be made on November 1, 2004. The Company may redeem some or all of the Senior Notes at a "make-whole" redemption price. The Senior Notes will be the Company's senior unsecured obligations and will rank equally with all of its existing and future senior unsecured indebtedness. In connection with the debt offering, the Company entered into a forward starting swap as an economic hedge in order to lessen interest rate risk from April 15, 2004 to the closing of the debt offering. The forward swap hedge, a derivative investment, was terminated on April 29, 2004 and resulted in a gain of $1.4 million. This derivative did not meet the criteria for hedge accounting under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and therefore, will be recorded as a net realized investment gain in the 2004 second quarter. The effective interest rate of the Senior Notes, based on the net proceeds received, is approximately 7.46%. On May 5, 2004, the Company used $200 million of the net proceeds to repay all amounts outstanding under its existing Credit Facility (see Note 13, "Credit Line"). The remainder of the net proceeds will be used to support the underwriting activities of the Company's insurance and reinsurance subsidiaries and for other general corporate purposes.

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

General

  Overview

        Arch Capital Group Ltd. ("ACGL"), a Bermuda public limited liability company with over $2.2 billion in capital, provides insurance and reinsurance on a worldwide basis through its wholly owned subsidiaries. While we are positioned to provide a full range of property and casualty insurance and reinsurance lines, we are focusing on writing specialty lines of insurance and reinsurance. It is our belief that our existing Bermuda and U.S.-based underwriting platform, our strong management team and our capital that is unencumbered by significant exposure to pre-2002 risks have enabled us to establish a strong presence in an attractive insurance and reinsurance marketplace.

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

        In general, market conditions continued to improve during 2002 and 2003 in the insurance and reinsurance marketplace. This reflected improvement in pricing, terms and conditions following significant industry losses arising from the events of September 11th, as well as the recognition that intense competition in the late 1990s led to inadequate pricing and overly broad terms, conditions and coverages. Such industry developments resulted in poor financial results and erosion of the industry's capital base. Consequently, many established insurers and reinsurers reduced their participation in, or exited from, certain markets and, as a result, premium rates escalated in many lines of business. These developments provided relatively new insurers and reinsurers, like us, with an opportunity to provide needed underwriting capacity. Recently, additional capacity has emerged in many classes of business and, consequently, premium rate increases have decelerated and, in certain classes of business, premium rates have decreased. However, we believe that we are still able to write insurance and reinsurance business at what we believe to be attractive rates.

        In October 2001, we launched an underwriting initiative to meet current and future demand in the global insurance and reinsurance markets that included the recruitment of new insurance and reinsurance management teams and an equity capital infusion of $763.2 million. In April 2002, we completed an offering of common shares and received net proceeds of $179.2 million and, in September 2002, we received proceeds of $74.3 million from the exercise of class A warrants by our principal shareholders and certain other investors. In March 2004, we completed an offering of common shares and received net proceeds of approximately $179 million. In May 2004, we completed an offering of senior notes and received net proceeds of approximately $296 million. See "Contractual Obligations and Commercial Commitments—Senior Notes."

Critical Accounting Policies, Estimates and Recent Accounting Pronouncements

        The preparation of consolidated financial statements requires us to make many estimates and judgments that affect the reported amounts of assets, liabilities (including reserves), revenues and expenses, and related disclosures of contingent liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, insurance and other reserves, reinsurance recoverables, allowance for doubtful accounts, investment valuations, intangible assets, bad debts, income taxes, contingencies and litigation. We base our estimates on historical experience, where possible, and on various other assumptions that we believe to be reasonable under the circumstances, which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates and judgments for a relatively new insurance and reinsurance company, like our company, are even more difficult to make than those made in a mature company since limited historical information has been reported to us through March 31, 2004. Actual results will differ from these estimates and such differences may be material. We believe that the following critical accounting policies require our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

        Our insurance operations also contract with a number of outside third party administrators in the claims process who, in certain cases, have limited authority to establish case reserves. The work of such administrators is reviewed and monitored by our claims personnel. Reserves are also established to provide for the estimated expense of settling claims, including legal and other fees and the general expenses of administering the claims adjustment process. Periodically, adjustments to the reported or case reserves may be made as additional information regarding the claims is reported or payments are made. In accordance with industry practice, we also maintain incurred-but-not-reported ("IBNR") reserves. Such reserves are established to provide for incurred claims which have not yet been reported to an insurer or reinsurer as well as to actuarially adjust for any projected variance in case reserving.

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

        In establishing the reserves for losses and loss adjustment expenses, we have made various assumptions relating to the pricing of our reinsurance contracts and insurance policies and have also considered available historical industry experience and current industry conditions. Our reserving method to date has primarily been the expected loss method, which is commonly applied when limited loss experience exists. We select the initial expected loss and loss adjustment expense ratios based on information derived by our underwriters and actuaries during the initial pricing of the business, supplemented by industry data where appropriate. These ratios consider, among other things, rate increases and changes in terms and conditions that have been observed in the market. Any estimates and assumptions made as part of the reserving process could prove to be inaccurate due to several factors, including the fact that limited historical information has been reported to us through March 31, 2004. Reinsurance operations by their nature add further complexity to the reserving process in that there is an inherent additional lag in the timing and reporting of a loss event to a reinsurer from an insured or ceding company through a broker. As actual loss information is reported to us and we develop our own loss experience, our reserving methods will also include other actuarial techniques. It is possible that claims in respect of events that have occurred could exceed our reserves and have a material adverse effect on our results of operations in a future period or our financial condition in general.

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

        At March 31, 2004, our reserves for losses and loss adjustment expenses, net of unpaid losses and loss adjustment expenses recoverable, by type and by operating division were as follows:

	March 31, 2004
	Reinsurance	Insurance	Total
	(Unaudited) (in thousands)
Case reserves	$228,147	$99,168	$327,315
IBNR reserves	933,073	631,884	1,564,957

Total net reserves	$1,161,220	$731,052	$1,892,272

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

  Premium Revenues and Related Expenses

        Insurance premiums written are generally recorded at the policy inception and are primarily earned on a pro rata basis in accordance with the terms of the policies for all products. Premiums written include estimates in our program business and aviation business. The amount of such insurance premium estimates included in premiums receivable and other assets at March 31, 2004 was $35.8 million. Unearned premium reserves represent the portion of premiums written that relates to the unexpired terms of in-force insurance policies.

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

        The amount of reinsurance premium estimates included in premiums receivable and the amount of related acquisition expenses by type of business was as follows at March 31, 2004:

	March 31, 2004
	Gross Amount	Acquisition Expenses	Net Amount
	(Unaudited) (in thousands)
Casualty	$159,286	($53,265)	$106,021
Other specialty	116,805	(25,422)	91,383
Property excluding property catastrophe	91,076	(26,989)	64,087
Marine and aviation	47,228	(9,359)	37,869
Property catastrophe	6,138	(1,443)	4,695
Non-traditional	5,000	(1,762)	3,238

Total	$425,533	($118,240)	$307,293

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

        Adjustments to original premium estimates could be material and such adjustments could directly and significantly impact earnings favorably or unfavorably in the period they are determined because the subject premium may be fully or substantially earned. A significant portion of amounts included as premiums receivable, which represent estimated premiums written, net of commissions, is not currently due based on the terms of the underlying contracts. Due to the above process, management believes that the premium estimates included in premiums receivable will be collectible and, therefore, no provision for doubtful accounts has been recorded on the premium estimates at March 31, 2004.

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

        Policy-related fee income, such as billing, cancellation and reinstatement fees, is primarily recognized as earned when substantially all of the related services have been provided. Policy-related fee income will vary in the future related to such activity and is primarily earned in our non-standard automobile business.

  Collection of Insurance-Related Balances

        We are subject to credit risk with respect to our reinsurance ceded because the ceding of risk to reinsurers or retrocessionaires does not relieve us of our liability to the clients or companies we insure or reinsure. If the financial condition of our reinsurers or retrocessionaires deteriorates, resulting in an impairment of their ability to make payments, we will provide for probable losses resulting from our inability to collect amounts due from such parties, as appropriate. We are also subject to credit risk from our alternative market products, such as rent-a-captive risk-sharing programs, which allow a client to retain a significant portion of its loss exposure without the administrative costs and capital commitment required to establish and operate its own captive. In certain of these programs, we participate in the operating results by providing excess reinsurance coverage and earn commissions and management fees. In addition, we write program business on a risk-sharing basis with managing general agents or brokers, which may be structured with commissions which are contingent on the underwriting results of the program. While we attempt to obtain collateral from such parties in an amount sufficient to guarantee their projected financial obligations to us, there is no guarantee that such collateral will be sufficient to secure their actual ultimate obligations. We evaluate the credit worthiness of all the reinsurers we cede business to, particularly focusing on those reinsurers that are assigned an A.M. Best rating lower than "A-" (excellent) or those that are designated as "NR" (not rated). If our analysis indicates that there is significant uncertainty regarding the collectibility of amounts due from reinsurers, managing general agents, brokers and other clients, we will record a provision for doubtful accounts. At March 31, 2004 and December 31, 2003, our reserve for doubtful accounts was approximately $2.7 million and $3.0 million, respectively.

        Of premiums receivable of $631.6 million at March 31, 2004, approximately 73.8% represented amounts not yet due while amounts in excess of 90 days overdue were 2.3% of the total. Of paid and unpaid losses and loss adjustment expenses recoverable of $486.1 million at March 31, 2004, approximately 94.8% represented amounts not yet due while amounts in excess of 90 days overdue were 0.1% of the total.

  Valuation Allowance

        We record a valuation allowance to reduce certain of our deferred tax assets to the amount that is more likely than not to be realized. We have considered future taxable income and feasible tax planning strategies in assessing the need for a valuation allowance. In the event we determine that we would not be able to realize all or part of our deferred tax assets in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. In addition, if we subsequently assessed that the valuation allowance was no longer needed, a benefit would be recorded to income in the period in which such determination was made. At March 31, 2004, we have a valuation allowance of $1.4 million against a deferred tax asset in one of our subsidiaries that currently does not have a business plan to produce significant future taxable income.

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

        In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and Emerging Issues Task Force No. 03-01, "The Meaning of Other-than-Temporary Impairment and its Application to Certain Investments," we periodically review our investments to determine whether a decline in fair value below the amortized cost basis is other than temporary. Our process for identifying declines in the fair value of investments that are other than temporary involves consideration of several factors. These factors include (i) the time period in which there has been a significant decline in value, (ii) an analysis of the liquidity, business prospects and overall financial condition of the issuer, (iii) the significance of the decline and (iv) our intent and ability to hold the investment for a sufficient period of time for the value to recover. Where our analysis of the above factors results in the conclusion that declines in fair values are other than temporary, the cost of the securities is written down to fair value and the previously unrealized loss is therefore reflected as a realized loss.

        With respect to securities where the decline in value is determined to be temporary and the security's value is not written down, a subsequent decision may be made to sell that security and realize a loss. As mentioned above, we consider our intent and ability to hold a security until the value recovers in the process of evaluating whether a security with an unrealized loss represents an other than temporary decline. However, this factor, on its own, is not determinative as to whether we will recognize an impairment charge. We believe our ability to hold such securities is supported by our positive cash flow from operations where we can generate sufficient liquidity in order to meet our claims payment obligations arising from our underwriting operations without selling such investments. Cash flow from operating activities was $397.0 million in the 2004 first quarter and $1.61 billion for the year ended December 31, 2003. However, subsequent decisions on security sales are made within the context of overall risk monitoring, changing information and assessing value relative to other comparable securities. While our external investment managers may, at a given point in time, believe the preferred course of action is to hold securities until such losses are recovered, the dynamic nature of the portfolio management may result in a subsequent decision to sell the security and realize the loss, based upon a change in market and other factors. We believe these subsequent decisions are consistent with the classification of our investment portfolio as available for sale.

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

        For restricted shares granted, we record deferred compensation equal to the market value of the shares at the measurement date, which is amortized and primarily charged to income as non-cash compensation over the vesting period. These restricted shares are recorded as outstanding upon issuance (regardless of any vesting period). See "—Results of Operations—Non-Cash Compensation." We repurchase shares, from time to time, from employees and directors in order to facilitate the payment of withholding taxes on restricted shares granted.

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

  Recent Accounting Pronouncements

        See note 4, "Accounting Pronouncements," of the notes accompanying our consolidated financial statements.

Results of Operations

        The following table sets forth net income and earnings per share data:

	Three Months Ended March 31,
	2004	2003
	(Unaudited) (in thousands, except share data)
Net income	$87,455	$52,486

Diluted net income per share	$1.26	$0.78

Diluted weighted average shares outstanding	69,145,060	66,939,562

        Net income increased to $87.5 million for the 2004 first quarter, compared to $52.5 million for the 2003 first quarter. The increase in net income was primarily due to a significant increase in the underwriting results of both our reinsurance and insurance operations, as discussed in "—Segment Information" below. In addition, net income increased due to growth in our investment income as a result of the investment of cash flows from 2003 and the 2004 first quarter. Our net income for the 2004 first quarter represented an 18.8% return on average equity, compared to a 14.5% return on average equity for the 2003 first quarter. Basic earnings per share data has not been presented herein as it does not include the significant number of preference shares outstanding in 2004 and 2003.

        Diluted weighted average shares outstanding, which is used in the calculation of net income per share, increased by 2.2 million shares, or 3.3%, from the 2003 first quarter to the 2004 first quarter. A majority of the increase was due to increases in the dilutive effects of stock options and nonvested restricted stock calculated using the treasury stock method. Under such method, the dilutive impact of options and nonvested stock on weighted shares outstanding increases as the market price of our common shares increases. The remainder of the increase primarily resulted from the weighted average impact of additional shares issued in our recent stock offering and through the exercise of stock options during 2003 and 2004. In addition, the vesting of restricted shares also contributed to the increase in diluted weighted average shares outstanding. The shares issued in the recent stock offering will be fully reflected in the 2004 second quarter diluted weighted average shares outstanding.

  Segment Information

        We classify our businesses into two underwriting segments—reinsurance and insurance—and a corporate and other segment (non-underwriting). SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," requires certain disclosures about operating segments in a manner that is consistent with how management evaluates the performance of the segment. For a description of our underwriting segments, refer to note 5, "Segment Information," of the notes accompanying our consolidated financial statements. Management measures segment performance based on underwriting income or loss.

  Reinsurance Division

        The following table sets forth our reinsurance division's underwriting results:

	Three Months Ended March 31,
	2004	2003
	(Unaudited) (in thousands)
Gross premiums written	$565,739	$562,661
Net premiums written	550,888	547,436
Net premiums earned	$383,050	$265,947
Other underwriting-related fee income	320	1,927
Losses and loss adjustment expenses	(219,817)	(163,915)
Acquisition expenses, net	(107,128)	(64,666)
Other operating expenses	(9,271)	(6,119)

Underwriting income	$47,154	$33,174

Underwriting Ratios
Loss ratio	57.4%	61.6%
Acquisition expense ratio	28.0%	24.3%
Other operating expense ratio	2.4%	2.3%

Combined ratio	87.8%	88.2%

        Underwriting Income.    The reinsurance division's underwriting income increased to $47.2 million for the 2004 first quarter, compared to $33.2 million for the 2003 first quarter. The increase in underwriting income in 2004 was primarily due to a significantly higher level of net premiums earned. The combined ratio for the reinsurance division was 87.8% for the 2004 first quarter, compared to 88.2% for the 2003 first quarter. The components of the reinsurance division's underwriting income are discussed below.

        Premiums Written.    Gross premiums written for our reinsurance division were $565.7 million for the 2004 first quarter, compared to $562.7 million for the 2003 first quarter. We are currently retaining substantially all of our reinsurance premiums written. We do, however, participate in "common account" retrocessional arrangements for certain treaties. Such arrangements reduce the effect of individual or aggregate losses to all companies participating on such treaties, including the reinsurer, such as us, and the ceding company. We will continue to evaluate our retrocessional requirements.

        Net premiums written for our reinsurance division increased slightly to $550.9 million for the 2004 first quarter, compared to $547.4 million for the 2003 first quarter as increases in casualty and U.S. regional property business were offset by reductions in writings in certain sectors in response to changes in market conditions and the non-renewal of two significant Lloyd's qualifying quota shares. For the 2004 first quarter, 58.8% and 41.2% of net premiums written were generated from pro rata contracts and excess of loss treaties, respectively, compared to 57.0% and 43.0% for the 2003 first quarter. Pro rata contracts are typically written at a lower loss ratio and higher expense ratio than excess of loss business. In certain cases, the reinsurance division writes pro rata contracts where the underlying business consists of excess of loss treaties. Approximately 27.4% of amounts included in the pro rata contracts written are related to excess of loss treaties for the 2004 first quarter. For information regarding net premiums written produced by type of business and geographic location, refer to note 5, "Segment Information," of the notes accompanying our consolidated financial statements.

        Net Premiums Earned.    Net premiums earned for our reinsurance division increased to $383.1 million for the 2004 first quarter, compared to $265.9 million for the 2003 first quarter. Approximately 63% of the increase in net premiums earned was attributable to casualty business. Net premiums earned reflects period to period changes in net premiums written, including the mix and type of business. For the 2004 first quarter, 74.2% and 25.8% of net premiums earned were generated from pro rata contracts and excess of loss treaties, respectively, compared to 63.7% and 36.3% for the 2003 first quarter.

        Other Underwriting-Related Fee Income.    Certain assumed reinsurance contracts are deemed, for financial reporting purposes, not to transfer insurance risk, and are accounted for using the deposit method of accounting. For those contracts that contain an element of underwriting risk, the estimated profit margin is deferred and amortized over the contract period. When the estimated profit margin is explicit, the margin is reflected as fee income. We recorded $320,000 of fee income on such contracts for the 2004 first quarter, compared to $1.9 million for the 2003 first quarter.

        Losses and Loss Adjustment Expenses.    Losses and loss adjustment expenses incurred for our reinsurance division in the 2004 first quarter were $219.8 million, or 57.4%, of net premiums earned, compared to $163.9 million, or 61.6%, for the 2003 first quarter. The 2004 first quarter results included losses of approximately $8.1 million, or 2.1 points of the loss ratio, from the Algerian natural gas plant explosion in January 2004. The loss ratio for the 2004 first quarter benefited from estimated net favorable development in prior year reserves of $5.1 million, or a 1.3 point reduction in the loss ratio, resulting from better than expected reported losses for property and other short-tail business, which led to a decrease in the reinsurance division's loss ratio during the 2004 first quarter. In addition, primarily as a result of the commutation of two treaties, the reinsurance division experienced estimated favorable development in non-traditional business of approximately $18.7 million, or a 4.9 point reduction in the loss ratio. Such development was substantially offset by additional profit commissions payable as a result of the commutations that increased acquisition expenses by $14.0 million, or 3.6 points of the acquisition expense ratio. As a result, the net effect from non-traditional business was $4.7 million of underwriting income in the 2004 first quarter, or a 1.3 point decrease in the reinsurance division's combined ratio. In 2002 and 2003, in its reserving process, the reinsurance division recognized that there is a possibility that the assumptions made could prove to be inaccurate due to several factors primarily related to the start up nature of its operations. Due to the availability of additional data, and based on reserve analyses, it was determined that it was no longer necessary to continue to include such factors in the reserving process. This resulted in a difference of 2.7 points in the loss ratio from the 2003 first quarter to the 2004 first quarter. Except as discussed above, the estimated favorable development in the reinsurance division's prior year reserves did not reflect any significant changes in key assumptions we made to estimate these reserves at December 31, 2003. The remainder of the change in the loss ratio compared to the 2003 first quarter resulted from changes in the mix of business earned. For a discussion of the reserves for losses and loss adjustment expenses, please refer to the section above entitled "—Critical Accounting Policies, Estimates and Recent Accounting Pronouncements—Reserves for Losses and Loss Adjustment Expenses."

        Underwriting Expenses.    The acquisition expense ratio for the 2004 first quarter was 28.0%, compared to 24.3% for the 2003 first quarter, and the other operating expense ratio for the 2004 first quarter was 2.4%, compared to 2.3% for the 2003 first quarter. The increase in the acquisition ratio was primarily due to additional profit commissions recorded in the reinsurance division's non-traditional business discussed above.

  Insurance Division

        The following table sets forth our insurance division's underwriting results:

	Three Months Ended March 31,
	2004	2003
	(Unaudited) (in thousands)
Gross premiums written	$481,569	$345,306
Net premiums written	332,700	229,427
Net premiums earned	$324,776	$138,504
Policy-related fee income	3,785	3,213
Other underwriting-related fee income	128	—
Losses and loss adjustment expenses	(209,797)	(99,213)
Acquisition expenses, net	(45,728)	(13,486)
Other operating expenses	(43,259)	(22,089)

Underwriting income	$29,905	$6,929

Underwriting Ratios
Loss ratio	64.6%	71.6%
Acquisition expense ratio(1)	12.9%	7.4%
Other operating expense ratio	13.3%	15.9%

Combined ratio	90.8%	94.9%

(1)
The acquisition expense ratio is adjusted to include policy-related fee income.

        Underwriting Income.    The insurance division's underwriting income was $29.9 million for the 2004 first quarter, compared to $6.9 million for the 2003 first quarter. The increase in the insurance division's underwriting profitability in 2004 was primarily due to a higher level of net premiums earned. In addition, the insurance division combined ratio improved to 90.8% for the 2004 first quarter from 94.9% for the 2003 first quarter. The components of the insurance division's underwriting income are discussed below.

        Premiums Written.    Gross premiums written for our insurance division increased to $481.6 million for the 2004 first quarter, compared to $345.3 million for the 2003 first quarter. For purposes of limiting our risk of loss, our insurance division reinsures a portion of its exposures, paying to reinsurers a part of the premiums received on the policies it writes. For the 2004 first quarter, ceded premiums written represented approximately 30.9% of gross premiums written, compared to 33.6% for the 2003 first quarter. The insurance division entered into a reinsurance agreement to cede 30% of certain program business with effective dates of April 1, 2004 and later. Such agreement will result in an increase in ceded premiums written and a decrease in net premiums written in our program business in the remainder of 2004.

        Net premiums written for our insurance division increased to $332.7 million for the 2004 first quarter, compared to $229.4 million for the 2003 first quarter. Gross and net premiums written in the 2004 first quarter were higher in most lines of business than in the 2003 first quarter as a result of the continued growth of the insurance division's market share. For information regarding net premiums written produced by type of business and geographic location, refer to note 5, "Segment Information," of the notes accompanying our consolidated financial statements.

        Net Premiums Earned.    Net premiums earned for our insurance division increased to $324.8 million for the 2004 first quarter, compared to $138.5 million for the 2003 first quarter. Net premiums earned reflects period to period changes in net premiums written, including the mix of business. Contributing to this increase was a $48.2 million increase in program business, a $40.1 million increase in construction and surety business and a $29.5 million increase in casualty business.

        Policy-Related Fee Income.    Policy-related fee income for our insurance division was $3.8 million for the 2004 first quarter, compared to $3.2 million for the 2003 first quarter. Such amounts were earned primarily on our non-standard automobile business.

        Other Underwriting-Related Fee Income.    Other underwriting-related fee income for our insurance division was $128,000 for the 2004 first quarter. Such amount related to a retroactive portion of a reinsurance agreement entered into during the 2003 fourth quarter pursuant to which we assumed certain surety contracts that were effective prior to October 1, 2003.

        Losses and Loss Adjustment Expenses.    Losses and loss adjustment expenses incurred for our insurance division in the 2004 first quarter were $209.8 million, or 64.6%, of net premiums earned, compared to $99.2 million, or 71.6%, for the 2003 first quarter. The loss ratio for the 2004 first quarter benefited from better experience recorded in property, marine and aviation business of approximately $4.2 million due in part to a low level of catastrophic activity which reduced the loss ratio by 1.3 points. In addition, estimated net favorable development in prior year reserves in property and other short-tail business of $1.7 million reduced the insurance division's loss ratio by 0.5 points. The remainder of the decrease in the 2004 first quarter loss ratio compared to the 2003 first quarter primarily resulted from changes in the mix of business earned. For a discussion of the reserves for losses and loss adjustment expenses, please refer to the section above entitled "—Critical Accounting Policies, Estimates and Recent Accounting Pronouncements—Reserves for Losses and Loss Adjustment Expenses."

        Underwriting Expenses.    The acquisition expense ratio for our insurance division is calculated net of policy-related fee income and is influenced by, among other things, (1) the amount of ceding commissions received from unaffiliated reinsurers and (2) the amount of business written on a surplus lines (non-admitted) basis. The acquisition expense ratio was 12.9% for the 2004 first quarter (net of 1.2 points of policy-related fee income), compared to 7.4% for the 2003 first quarter (net of 2.3 points of policy-related fee income). The increase in the acquisition expense ratio primarily resulted from changes in mix of business.

        The other operating expense ratio for the 2004 first quarter was 13.3%, compared to 15.9% for the 2003 first quarter. While aggregate operating expenses were higher for the 2004 first quarter compared to the 2003 first quarter in connection with the growth in gross premiums written, the operating expense ratio decreased primarily due to the growth in net premiums earned in the 2004 period.

  Net Investment Income

        Net investment income was $24.6 million for the 2004 first quarter, compared to $18.4 million for the 2003 first quarter. The increase in net investment income for the 2004 first quarter was due to the significant increase in our invested assets primarily resulting from cash flow from operations in 2003, which totaled $1.61 billion. The increase in invested assets more than offset the effect of lower yields available in the financial markets in 2004 compared to 2003. Our pre-tax and after-tax investment yields, respectively, for the 2004 first quarter were 2.5% and 2.3%, compared to 3.5% and 3.1% for the 2003 first quarter. These yields were calculated based on the amortized cost of the portfolio. Yields on future investment income may vary based on financial market conditions, investment allocation decisions and other factors.

  Net Realized Investment Gains or Losses

        Following is a summary of net realized investment gains (losses):

	Three Months Ended March 31,
	2004	2003
	(Unaudited) (in thousands)
Fixed maturities	$8,537	$3,935
Privately held securities	(262)	366
Other	626	1,898

Total	$8,901	$6,199

        Our investment portfolio is classified as available for sale. Currently, our portfolio is actively managed to maximize total return within certain guidelines. In assessing returns under this approach, we include net investment income, net realized investment gains and losses and unrealized gains and losses generated by our investment portfolio. The effect of financial market movements on the investment portfolio will directly impact net realized investment gains and losses as the portfolio is adjusted and rebalanced. Our total return for the 2004 first quarter was 1.02%, compared to 1.49% for the 2003 first quarter.

        Net realized gains in our fixed income portfolio during the 2004 first quarter and 2003 first quarter resulted from sales related to rebalancing the portfolio. We sold one privately held security during the 2004 first quarter which resulted in a $262,000 realized loss. During the 2003 first quarter, we recorded a realized gain, shown as "Other" in the table above, on proceeds received from a class action lawsuit related to a publicly traded equity security which we previously owned and for which we had recorded a significant realized loss in a prior year.

        During the 2004 first quarter and 2003 first quarter, we realized gross losses from the sale of fixed maturities of $71,000 and $772,000, respectively. With respect to those securities that were sold at a loss, the following is an analysis of the gross realized losses based on the period of time those securities had been in an unrealized loss position:

	Three Months Ended March 31,
	2004	2003
	(Unaudited) (in thousands)
Less than 6 months	$71	$675
At least 6 months but less than 12 months	—	18
Over 12 months	—	79

Total	$71	$772

        The fair values of such securities sold at a loss during the 2004 first quarter and 2003 first quarter were $144 million and $70 million, respectively. We did not record an impairment on securities that were purchased and subsequently sold at a loss during the 2004 first quarter. For a discussion of our accounting for investments, please refer to the section above entitled "—Critical Accounting Policies, Estimates and Recent Accounting Pronouncements—Investments."

  Other

        Other fee income, net of related expenses, represents revenues and expenses provided by our non-underwriting operations. Other income is generated by our investments in privately held securities.

At March 31, 2004, we held four investments in privately held securities. Two of such investments are accounted for under the equity method of accounting. Under the equity method, we record a proportionate share of the investee company's net income or loss based on our ownership percentage in such investment, which amounted to $1.0 million for the 2004 first quarter, compared to $1.1 million for the 2003 first quarter. The 2004 amount primarily related to a privately held investment which was sold during the quarter. Other expenses primarily represent certain holding company costs necessary to support our growing worldwide insurance and reinsurance operations and costs associated with operating as a publicly-traded company. Other expenses also include interest expense incurred in connection with our revolving credit facility borrowings.

  Net Foreign Exchange Gains or Losses

        Net foreign exchange losses for the 2004 first quarter of $5,319,000 consisted of net unrealized losses of $5,509,000 and net realized gains of $190,000. Net foreign exchange gains for the 2003 first quarter of $1,050,000 consisted of net unrealized gains of $595,000 and net realized gains of $455,000. Foreign exchange gains and losses vary with fluctuations in currency rates and result from the translation of foreign denominated monetary assets and liabilities. These gains and losses could add significant volatility to our net income in future periods.

  Non-Cash Compensation

  Restricted Stock

        Non-cash compensation expense for the 2004 first quarter was $2.6 million, compared to $4.3 million for the 2003 first quarter. Absent significant additional restricted share grants during the remaining three quarters of 2004, non-cash compensation expense is currently expected to be approximately $2.5 million, $2.4 million and $1.5 million, respectively.

  Stock Options

        As discussed above under the caption "—Critical Accounting Policies, Estimates and Recent Accounting Pronouncements—Stock Issued to Employees," we have elected to continue to account for stock-based compensation in accordance with APB No. 25 and have provided the required additional pro forma disclosures. Such pro forma information has been determined as if we had accounted for our employee stock options under the fair value method of SFAS No. 123. The fair value of employee stock options has been estimated at the date of grant using the Black-Scholes option valuation model. See note 3, "Stock Options," of the notes accompanying our consolidated financial statements.

        For purposes of the required pro forma information, the estimated fair value of employee stock options is amortized to expense over the options' vesting period. The weighted average fair value of options granted during the 2004 and 2003 first quarters was $224,000 and $686,000, respectively.

        Had we accounted for our employee stock options under the fair value method, our net income per share would have been adjusted to the pro forma amounts indicated below; however, the expensing of stock options would have had no impact on our shareholders' equity.

	Three Months Ended March 31,
	2004	2003
	(Unaudited) (in thousands, except share data)
Net income, as reported	$87,455	$52,486
Total stock-based employee compensation expense under fair value method, net of income tax	(510)	(1,745)

Pro forma net income	$86,945	$50,741

Earnings per share—basic:
As reported	$3.21	$2.02
Pro forma	$3.19	$1.95
Earnings per share—diluted:
As reported	$1.26	$0.78
Pro forma	$1.26	$0.76

        The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models, such as the Black-Scholes model, require the input of highly subjective assumptions, including expected stock price volatility. As our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, we believe that the existing option valuation models, such as the Black-Scholes model, may not necessarily provide a reliable single measure of the fair value of employee stock options. The effects of applying SFAS No. 123 as shown in the pro forma disclosures may not be representative of the effects on reported net income for future periods.

        On March 31, 2004, the FASB released an exposure draft, "Share-Based Payment-an Amendment of Statements No. 123 and 95" ("Proposed Statement"), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The Proposed Statement would eliminate the ability to account for share-based compensation transactions using the intrinsic method under APB No. 25 and generally would require instead that such transactions be accounted for using a fair-value-based method. The Proposed Statement would be applied to public entities prospectively for fiscal years beginning after December 15, 2004, as if all share-based compensation awards granted, modified, or settled after December 15, 1994 had been accounted for using the fair-value-based method of accounting. With respect to transition, (i) for all vested stock option awards, no recognition is required in the income statement, (ii) for non-vested awards previously granted and outstanding, the unrecognized compensation expense will be recognized in the income statement based on the initial value assigned under the Black-Scholes model and (iii) for new awards granted in fiscal years beginning after December 15, 2004, valuation would be performed under the guidance of the new rules. We will evaluate the impact of the Proposed Statement upon issuance by the FASB.

  Income Taxes

        The 2004 first quarter and 2003 first quarter income tax provisions resulted in effective tax rates of 11.2% and 13.0%, respectively, on income before income taxes. Our effective tax rate may fluctuate from period to period consistent with the relative mix of income reported by jurisdiction due primarily to the varying tax rates in each jurisdiction.

        At March 31, 2004, we have a valuation allowance of $1.4 million against a deferred tax asset in one of our subsidiaries that currently does not have a business plan to produce significant future taxable income. See note 10, "Income Taxes," of the notes accompanying our consolidated financial statements, and "—Critical Accounting Policies, Estimates and Recent Accounting Pronouncements—Valuation Allowance."

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

        On a consolidated basis, our aggregate invested assets, including cash and short-term investments, totaled $4.36 billion at March 31, 2004. ACGL's readily available cash, short-term investments and marketable securities, excluding amounts held by our regulated insurance and reinsurance subsidiaries, totaled $184.8 million at March 31, 2004.

        The ability of our regulated insurance and reinsurance subsidiaries to pay dividends or make distributions is dependent on their ability to meet applicable regulatory standards. Under Bermuda law, Arch Reinsurance Ltd. ("Arch Re Bermuda") is required to maintain a minimum solvency margin (i.e., the amount by which the value of its general business assets must exceed its general business liabilities) equal to the greatest of (1) $100,000,000, (2) 50% of net premiums written (being gross premiums written by us less any premiums ceded by us, but we may not deduct more than 25% of gross premiums when computing net premiums written) and (3) 15% of loss and other insurance reserves. Arch Re Bermuda is prohibited from declaring or paying any dividends during any financial year if it is not in compliance with its minimum solvency margin. In addition, Arch Re Bermuda is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year's statutory balance sheet) unless it files, at least seven days before payment of such dividends, with the Bermuda Monetary Authority an affidavit stating that it will continue to meet the required margins. In addition, Arch Re Bermuda is prohibited, without prior approval of the Bermuda Monetary Authority, from reducing by 15% or more its total statutory capital, as set out in its previous year's statutory financial statements. At December 31, 2003, Arch Re Bermuda had statutory capital and surplus as determined under Bermuda law of $1.43 billion (including ownership interests in its subsidiaries). Accordingly, 15% of Arch Re Bermuda's capital, or approximately $214.7 million, is available for dividends during 2004 without prior approval under Bermuda law, as discussed above. Our U.S. insurance and reinsurance subsidiaries, on a consolidated basis, may not pay any significant dividends or distributions during 2004 without prior regulatory approval. In addition, the ability of our insurance and reinsurance subsidiaries to pay dividends could be constrained by our dependence on financial strength ratings from independent rating agencies. Our ratings from these agencies depend to a large extent on the capitalization levels of our insurance and reinsurance subsidiaries.

        We are required to maintain assets on deposit with various regulatory authorities to support our insurance and reinsurance operations. The assets on deposit are available to settle insurance and reinsurance liabilities to third parties. We also have investments in segregated portfolios primarily to provide collateral or guarantees for letters of credit to third parties. At March 31, 2004 and December 31, 2003, such amounts approximated $389.8 million and $289.7 million, respectively. In addition, Arch Re Bermuda maintains assets in trust accounts to support insurance and reinsurance transactions with affiliated U.S. companies. At March 31, 2004 and December 31, 2003, such amounts approximated $1.43 billion and $1.12 billion, respectively.

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

        Cash flow from operating activities on a consolidated basis are provided by premiums collected, fee income, investment income and collected reinsurance recoverables, offset by losses and loss adjustment expense payments, reinsurance premiums paid, operating costs and current taxes paid. Consolidated cash provided by operating activities was $397.0 million for the 2004 first quarter, compared to $300.5 million for the 2003 first quarter. The increase in cash flow was primarily due to the growth in premium volume and a low level of claim payments due, in part, to the limited history of our insurance and reinsurance operations.

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

        We have access to letter of credit facilities for up to $300.0 million as of March 31, 2004. When issued under the letter of credit facilities, such letters of credit are secured by a portion of our investment portfolio. At March 31, 2004, we had approximately $269.6 million in outstanding letters of credit under the letter of credit facilities which were secured by investments totaling $302.3 million. We were in compliance with all covenants contained in the agreements for such letters of credit facilities at March 31, 2004. The letter of credit facilities expire in August 2004 and November 2004. It is anticipated that the letter of credit facilities will be renewed (or replaced) on expiry, but such renewal (or replacement) will be subject to the availability of credit from banks which we utilize. In the event such support is insufficient, we could be required to provide alternative security to cedents. This could take the form of additional insurance trusts supported by our investment portfolio or funds withheld using our cash resources. If we are unable to post security in the form of letters of credit or trust funds when required under such regulations, our operations could be significantly and negatively affected. In addition to letters of credit, we have and may establish insurance trust accounts in the U.S. and Canada to secure our reinsurance amounts payable as required. At March 31, 2004, CAD $32.4 million had been set aside in Canadian trust accounts. See "—Contractual Obligations and Commercial Commitments—Letter of Credit Facilities" for a description of the credit facilities.

        In September 2003, we entered into an unsecured credit facility with a syndicate of banks which provides for the borrowing of up to $300.0 million. The credit facility is in the form of a 364-day revolving credit agreement that may be converted by us into a two-year term loan at expiration. As of March 31, 2004, we had outstanding borrowings of $200.0 million. The facility is available to provide capital in support of our growing insurance and reinsurance businesses, as well as other general corporate purposes. We are required to comply with certain covenants under the credit facility agreement. These covenants require, among other things, that we (i) maintain a debt to shareholders' equity ratio of not greater than 0.35 to 1; (ii) maintain shareholders' equity in excess of $1.0 billion plus 40% of future aggregate net income (not including any future net losses) and 40% of future aggregate capital raising proceeds; and (iii) that our principal insurance and reinsurance subsidiaries maintain at least a "B++" rating from A.M. Best. We were in compliance with all covenants contained in the credit facility agreement at March 31, 2004. See "—Contractual Obligations and Commercial Commitments—Credit Line" for a description of the credit facility.

        We have an effective shelf registration statement with the SEC. This registration statement allows for the possible future offer and sale by us of various types of securities, including unsecured debt securities, preference shares, common shares, warrants, share purchase contracts and units and depositary shares. The shelf registration statement enables us to cost effectively and efficiently access public debt and/or equity capital markets in order to meet our capital needs. Any additional issuance of common shares by us could have the effect of diluting our earnings per share and our book value per share. In addition, the registration statement allows selling shareholders to resell up to an aggregate of 9,892,594 common shares that they own (or may acquire upon the conversion of outstanding preference shares or warrants) in one or more offerings from time to time pursuant to existing registration rights principally granted in connection with the 2001 capital infusion. We will not receive any proceeds from the shares offered by the selling shareholders. This report is not an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

        In late March 2004, we issued 4,688,750 of our common shares and received net proceeds of approximately $179 million, net of transaction costs. The net proceeds of the offering will be used to support the growth of our insurance and reinsurance subsidiaries and for general corporate purposes.

        On May 4, 2004, we completed a public offering of $300 million principal amount of 7.35% senior notes due May 1, 2034 and received net proceeds of approximately $296 million. On May 5, 2004, we used $200 million of the net proceeds to repay all amounts outstanding on the credit facility. See "—Contractual Obligations and Commercial Commitments—Senior Notes" for a description of the senior notes. The unused portion of our shelf registration statement was approximately $12.5 million following the offering. During the 2004 second quarter, we intend to take steps to increase our shelf registration statement.

        We operate a contact office in London which sources underwriting opportunities for our U.S. insurance subsidiaries. Our subsidiary, Arch Insurance Company (Europe) Limited ("Arch-Europe"), filed an application with the Financial Services Authority ("FSA") to become a licensed insurance company in the United Kingdom. On May 5, 2004, Arch-Europe received notification from the FSA that the application was approved, following the institution of certain agreements and providing the FSA proof of capitalization. To that end, we intend to capitalize Arch-Europe with £50 million British Pounds Sterling (or approximately $90 million) in May 2004.

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

        At March 31, 2004, our capital of $2.21 billion consisted of revolving credit facility borrowings of $200.0 million, representing 9.0% of the total, and shareholders' equity of $2.01 billion, representing 91.0% of the total. The increase in our capital during 2004 was primarily attributable to the effects of our recent stock offering and net income for the 2004 first quarter.

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

  Premium Estimates

        Our premiums written and premiums receivable include estimates for our insurance and reinsurance operations. Insurance premiums written include estimates for program and aviation business and for participation in involuntary pools. Reinsurance premiums written include amounts reported by the ceding companies, supplemented by our own estimates of premiums for which ceding company reports have not been received. The basis for the amount of premiums written recognized varies based on the types of contracts we write. Premiums on our excess of loss and pro rata reinsurance contracts are estimated when the business is underwritten. For excess of loss contracts, the minimum premium, as defined in the contract, is generally recorded as an estimate of premiums written as of the date of the treaty. Estimates of premiums written under pro rata contracts are recorded in the period in which the underlying risks are expected to incept and are based on information provided by the brokers and the ceding companies. For multi-year reinsurance treaties which are payable in annual installments, only the initial annual installment is included as premiums written at policy inception due to the ability of the reinsured to commute or cancel coverage during the term of the policy. The remaining annual installments are included as premiums written at each successive anniversary date within the multi-year term.

        Premium estimates are reviewed at least quarterly, based on management's detailed review by treaty, comparing actual reported premiums to expected ultimate premiums. In addition, a confirmation by the responsible underwriter to the broker as to the realization of the expected premium is performed prior to the detailed treaty review along with a review of the aging and collection of premium estimates recorded. Based on such review, management evaluates the appropriateness of the premium estimates, and any adjustment to these estimates is recorded in the period in which it becomes known. Adjustments to original premium estimates could be material and such adjustments could directly and significantly impact earnings favorably or unfavorably in the period they are determined because the subject premium may be fully or substantially earned. A significant portion of amounts included as premiums receivable, which represent estimated premiums written, net of commissions, is not currently due based on the terms of the underlying contracts. Due to the above process, management believes that the premium estimates included in premiums receivable will be collectible and, therefore, no provision for doubtful accounts has been recorded on the premium estimates at March 31, 2004.

  Reinsurance Protection and Recoverables

        For purposes of limiting our risk of loss, we reinsure a portion of our exposures, paying to reinsurers a part of the premiums received on the policies we write, and we may also use retrocessional protection. For the 2004 first quarter, ceded premiums written represented approximately 12.5% of gross premiums written, compared to 9.7% for the 2003 first quarter.

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

        We monitor the financial condition of our reinsurers and attempt to place coverages only with substantial, financially sound carriers. At March 31, 2004, approximately 81.2% of our reinsurance recoverables on paid and unpaid losses of $486.1 million (not including prepaid reinsurance premiums) were due from carriers which had an A.M. Best rating of "A-" or better. Our recoverable on paid and unpaid losses from Sentry Insurance a Mutual Company ("Sentry") represented 4.7% of our total shareholders' equity at March 31, 2004, as described below. No other reinsurance recoverables exceeded 3.4% of our total shareholders' equity. The following table details our reinsurance recoverables at March 31, 2004:

	% of Total	A.M. Best Rating(1)
Sentry Insurance a Mutual Company(2)	19.3%	A+
Alternative market recoverables(3)	13.9%	NR
Everest Reinsurance Corporation	8.7%	A+
Lloyd's of London syndicates(4)	8.5%	A-
Employers Reinsurance Corporation	6.0%	A
Swiss Reinsurance America Corporation	5.7%	A+
Hartford Fire Insurance Company	3.1%	A+
Odyssey Reinsurance Corporation	3.0%	A
Allied World Assurance Company Ltd.	2.9%	A+
Federal Insurance Company	2.6%	A++
Gerling Global Reinsurance Corporation of America(5)	1.1%	NR
Lyndon Property Insurance Company(6)	1.1%	A-
PMA Capital Insurance Company	0.8%	B++
Lumbermens Mutual Casualty Company	0.7%	D
Workman's Compensation Reinsurance Association(7)	0.6%	NR
AXA Corporate Solutions Reinsurance Company	0.4%	B+
Knight Insurance Company Ltd.	0.4%	B+
Trenwick America Reinsurance Corporation	0.1%	NR
All other(8)	21.1%

Total	100.0%

(1)
The financial strength ratings are as of April 20, 2004 and were assigned by A.M. Best based on its opinion of the insurer's financial strength as of such date. An explanation of the ratings listed in the table follows: the ratings of "A++" and "A+" are designated "Superior"; the "A" and "A-" ratings are designated "Excellent"; ratings of "B++" and "B+" are designated "Very Good"; and the "D" rating is designated "Poor." Additionally, A.M. Best has five classifications within the "Not Rated" or "NR" category. Reasons for an "NR" rating being assigned by A.M. Best include insufficient data, size or operating experience, companies which are in run-off with no active business writings or are dormant, companies which disagree with their rating and request that a rating not be published or insurers that request not to be formally evaluated for the purposes of assigning a rating opinion.

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

(6)
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

(7)
Represents amounts recoverable from a mandatory pool for writing workers' compensation coverage in the State of Minnesota, covering losses in excess of a specified amount on certain of our insurance business.

(8)
The following table provides a breakdown of the "All other" category by A.M. Best rating:

% of Total
Companies rated "A-" or better	20.3%
Companies not rated	0.8%

Total	21.1%

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

        We seek to limit our loss exposure by writing a number of our reinsurance contracts on an excess of loss basis, adhering to maximum limitations on reinsurance written in defined geographical zones, limiting program size for each client and prudent underwriting of each program written. In the case of proportional treaties, we generally seek per occurrence limitations or loss ratio caps to limit the impact of losses from any one or series of events. We cannot be sure that any of these loss limitation methods will be effective. We also seek to limit our loss exposure by geographic diversification. Geographic zone limitations involve significant underwriting judgments, including the determination of the area of the zones and the inclusion of a particular policy within a particular zone's limits. There can be no assurance that various provisions of our policies, such as limitations or exclusions from coverage or choice of forum, will be enforceable in the manner we intend. Disputes relating to coverage and choice of legal forum may also arise. Underwriting is inherently a matter of judgment, involving important assumptions about matters that are inherently unpredictable and beyond our control, and for which historical experience and probability analysis may not provide sufficient guidance. One or more catastrophic or other events could result in claims that substantially exceed our expectations, which could have a material adverse effect on our financial condition or our results of operations, possibly to the extent of eliminating our shareholders' equity.

        For our natural catastrophe exposed business, we seek to limit the amount of exposure we will assume from any one insured or reinsured and the amount of the exposure to catastrophe losses in any geographic zone. We monitor our exposure to catastrophic events, including earthquake and wind, and periodically reevaluate the estimated probable maximum pre-tax loss for such exposures. Our estimated probable maximum pre-tax loss is determined through the use of modeling techniques, but such estimate does not represent our total potential loss for such exposures. We seek to limit the probable maximum pre-tax loss to a specific level for severe catastrophic events. Currently, we generally seek to limit the probable maximum pre-tax loss to approximately 25% of total shareholders' equity for a severe catastrophic event in any geographic zone that could be expected to occur once in every 250 years. There can be no assurances that we will not suffer pre-tax losses greater than 25% of total shareholders' equity from one or more catastrophic events due to several factors, including the inherent uncertainties in estimating the frequency and severity of such events and the margin of error in making such determinations resulting from potential inaccuracies and inadequacies in the data provided by clients and brokers, the modeling techniques and the application of such techniques. In addition, depending on business opportunities and the mix of business that may comprise our insurance and reinsurance portfolio, we may seek to adjust our self-imposed limitations on probable maximum pre-tax loss for catastrophe exposed business.

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

  Foreign Currency Exchange Rate Fluctuation

        We write business on a worldwide basis, and our net income may be affected by fluctuations in the value of currencies other than the U.S. dollar. Changes in foreign currency exchange rates can reduce our revenues and increase our liabilities and costs, as measured in the U.S. dollar as our functional currency. We may attempt to reduce our exposure to these exchange rate risks in 2004 by investing in securities denominated in currencies other than the U.S. dollar. We may suffer losses solely as a result of exchange rate fluctuations.

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

  Contingencies Relating to the Sale of Prior Reinsurance Operations

        See note 12, "Contingencies Relating to the Sale of Prior Reinsurance Operations," of the notes accompanying our consolidated financial statements.

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

        Financial strength and claims paying ratings from third party rating agencies are instrumental in establishing the competitive positions of companies in our industry. Periodically, rating agencies evaluate us to confirm that we continue to meet their criteria for the ratings assigned to us by them. Our reinsurance subsidiaries, Arch Reinsurance Company and Arch Re Bermuda, and our principal insurance subsidiaries, Arch Insurance Company, Arch Excess & Surplus Insurance Company and Arch Specialty Insurance Company, each currently has a financial strength rating of "A-" (Excellent) from A.M. Best. The "A-" rating is the fourth highest out of fifteen ratings assigned by A.M. Best. With respect to our non-standard automobile insurers, American Independent Insurance Company has a financial strength rating of "B+" (Very Good) from A.M. Best, and The Personal Service Insurance Co. has a financial strength rating of "A-" (Excellent) from A.M. Best. The "B+" rating is the sixth highest out of fifteen ratings assigned by A.M. Best. We are in the process of obtaining financial strength ratings for Western Diversified Casualty Insurance Company, acquired in 2003, which currently has been assigned "NR-3" (Rating Procedure Inapplicable) from A.M. Best, and Arch-Europe.

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

Contractual Obligations and Commercial Commitments

  Letter of Credit Facilities

        We have access to letter of credit facilities ("LOC Facilities") for up to $300.0 million as of March 31, 2004. The principal purpose of the LOC Facilities is to issue, as required, evergreen standby letters of credit in favor of primary insurance or reinsurance counterparties with which we have entered into reinsurance arrangements to ensure that such counterparties are permitted to take credit for reinsurance obtained from our reinsurance subsidiaries in United States jurisdictions where such subsidiaries are not licensed or otherwise admitted as an insurer, as required under insurance regulations in the United States. The amount of letters of credit issued is driven by, among other things, the timing and payment of catastrophe losses, loss development of existing reserves, the payment pattern of such reserves, the further expansion of our business and the loss experience of such business.

        When issued under the LOC Facilities, such letters of credit are secured by a portion of our investment portfolio. In addition, the LOC Facilities also require the maintenance of certain financial covenants, with which we were in compliance at March 31, 2004. At such date, we had approximately $269.6 million in outstanding letters of credit under the LOC Facilities which were secured by investments totaling $302.3 million. We were in compliance with all covenants contained in the agreements for such LOC Facilities at March 31, 2004. In addition to letters of credit, we have and may establish insurance trust accounts in the U.S. and Canada to secure our reinsurance amounts payable as required. At March 31, 2004, CAD $32.4 million had been set aside in Canadian trust accounts.

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

        We are required to comply with certain covenants under the Credit Facility agreement. These covenants require, among other things, that we (i) maintain a debt to shareholders' equity ratio of not greater than 0.35 to 1; (ii) maintain shareholders' equity in excess of $1.0 billion plus 40% of future aggregate net income (not including any future net losses) and 40% of future aggregate capital raising proceeds; and (iii) that our principal insurance and reinsurance subsidiaries maintain at least a "B++"

rating from A.M. Best. We were in compliance with all covenants contained in the Credit Facility agreement at March 31, 2004.

        As of March 31, 2004, we had outstanding Credit Facility borrowings of $200.0 million. Interest expense incurred in connection with the borrowing was $1.4 million for the 2004 first quarter. As described below, we repaid all amounts outstanding on the Credit Facility on May 5, 2004.

  Senior Notes

        On May 4, 2004, we completed a public offering of $300 million principal amount of 7.35% senior notes ("Senior Notes") due May 1, 2034 and received net proceeds of approximately $296 million (not including the effects of the forward swap hedge transaction described below). We will pay interest on the Senior Notes on May 1 and November 1 of each year. The first such payment will be made on November 1, 2004. We may redeem some or all of the Senior Notes at a "make-whole" redemption price. The Senior Notes will be our senior unsecured obligations and will rank equally with all of its existing and future senior unsecured indebtedness. In connection with the debt offering, we entered into a forward starting swap as an economic hedge in order to lessen interest rate risk from April 15, 2004 to the closing of the debt offering. The forward swap hedge, a derivative investment, was terminated on April 29, 2004 and resulted in a gain of $1.4 million. This derivative did not meet the criteria for hedge accounting under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and therefore, will be recorded as a net realized investment gain in the 2004 second quarter. The effective interest rate related to the Senior Notes, based on the net proceeds received, is approximately 7.46%. On May 5, 2004, we used $200 million of the net proceeds from the offering to repay all amounts outstanding on the Credit Facility (see above). The remainder of the net proceeds will be used to support the underwriting activities of our insurance and reinsurance subsidiaries and for other general corporate purposes. On April 29, 2004, in connection with the offering and in order to reduce the interest rate risk associated with the Senior Notes, we purchased a comparable amount of U.S. treasury bonds with the same effective duration of the Senior Notes, which had the effect of increasing the duration of our fixed income portfolio by 0.7 years.

Investments

        At March 31, 2004, the fair value of our consolidated cash and invested assets was $4.36 billion, consisting of $437.4 million of cash and short-term investments, $3.90 billion of publicly traded fixed maturity securities and $27.3 million of privately held securities. At March 31, 2004, our fixed income portfolio, which includes fixed maturity securities and short-term investments, had an average Standard & Poor's quality rating of "AA+" and an average duration of 2.3 years. During the balance of 2004, we currently expect that we will seek to increase the duration of our fixed income portfolio, excluding the bonds purchased in connection with the offering of Senior Notes described above, to approximately 3.6 years. Our fixed income investment portfolio is currently managed by external investment advisors under our direction in accordance with investment guidelines provided by us. Our current guidelines stress preservation of capital, market liquidity and diversification of risk.

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

        The following table reflects the fair value and gross unrealized losses on the Company's 105 fixed maturity securities which were in a continuous unrealized loss position for less than twelve months at March 31, 2004. No fixed maturities were in a continuous unrealized loss position for more than twelve months at March 31, 2004 and no equity securities were in an unrealized loss position at March 31, 2004.

	March 31, 2004
	Estimated Fair Value and Carrying Value	Gross Unrealized Losses
	(Unaudited) (in thousands)
Fixed maturities:
U.S. government and government agencies	$180,667	$(376)
Corporate bonds	89,523	(449)
Asset backed securities	91,613	(231)
Municipal bonds	57,753	(709)
Mortgage backed securities	—	—

	419,556	(1,765)

Equity securities:
Privately held	—	—

Total	$419,556	$(1,765)

        The following table presents the Standard & Poor's credit quality distribution of our fixed maturity securities at March 31, 2004:

	Estimated Fair Value and Carrying Value	% of Total
	(in thousands)
Fixed Maturities:
AAA	$2,768,078	71.0%
AA	311,019	8.0%
A	640,724	16.4%
BBB	156,927	4.0%
BB	22,342	0.6%

Total	$3,899,090	100.0%

        As part of our investment strategy, we seek to establish a level of cash and highly liquid short-term and intermediate-term securities which, combined with expected cash flow, is believed by us to be adequate to meet our foreseeable payment obligations. We currently do not utilize derivative financial instruments such as futures, forward contracts, swaps or options or other financial instruments with similar characteristics such as interest rate caps or floors and fixed-rate loan commitments, other than the forward starting swap which was entered into in connection with our Senior Notes, as described in "—Contractual Obligations and Commercial Commitments—Senior Notes". Our portfolio includes investments, such as mortgage-backed securities, which are subject to prepayment risk. Our investments in mortgage-backed securities, which amounted to approximately $118.0 million at March 31, 2004, or 2.7% of cash and invested assets, are classified as available for sale and are not held for trading purposes. In addition, we have allocated $100 million of new cash flows in 2004 to be invested in a high yield fixed income portfolio.

        Our privately held equity securities consist of securities issued by privately held companies that are generally restricted as to resale or are otherwise illiquid and do not have readily ascertainable market values. The risk of investing in such securities is generally greater than the risk of investing in securities of widely held, publicly traded companies. At March 31, 2004, our private equity portfolio consisted of four investments totaling $27.3 million in fair value, with additional investment portfolio commitments in an aggregate amount of approximately $0.4 million. We do not currently intend to make any significant investments in privately held securities over and above our current commitments. See note 8, "Investment Information," of the notes accompanying our consolidated financial statements.

Book Value Per Share

        The following book value per share calculations are based on shareholders' equity of $2.01 billion and $1.71 billion at March 31, 2004 and December 31, 2003, respectively. The shares and per share numbers set forth below exclude the effects of stock options and Class B warrants. Diluted book value per share increased to $27.95 at March 31, 2004 from $25.52 at December 31, 2003. The increase in diluted per share book value was primarily attributable to our net income for the 2004 first quarter along with the accretive effect of issuing 4,688,750 common shares at a market price per share higher than book value per share during March 2004.

	March 31, 2004		December 31, 2003
	Outstanding Shares	Cumulative Book Value Per Share	Outstanding Shares	Cumulative Book Value Per Share
	(Unaudited)
Common shares(1)	33,552,344	$35.90	28,200,372	$31.74
Series A convertible preference shares	38,364,972	$27.95	38,844,665	$25.52

Total shares	71,917,316		67,045,037

(1)
Book value per common share at March 31, 2004 and December 31, 2003 was determined by dividing (i) the difference between total shareholders' equity and the aggregate liquidation preference of the Series A convertible preference shares of $805.7 million and $815.7 million, respectively, by (ii) the number of common shares outstanding. Restricted common shares are included in the number of common shares outstanding as if such shares were issued on the date of grant.

        Pursuant to the subscription agreement entered into in connection with the November 2001 capital infusion (the "Subscription Agreement"), in November 2005, there will be a calculation of a final adjustment basket based on (1) liabilities owed to Folksamerica (if any) under the Asset Purchase Agreement, dated as of January 10, 2000, between us and Folksamerica, and (2) specified tax and ERISA matters under the Subscription Agreement.

Market Sensitive Instruments and Risk Management

        In accordance with the SEC's Financial Reporting Release No. 48, we performed a sensitivity analysis to determine the effects that market risk exposures could have on the future earnings, fair values or cash flows of our financial instruments as of December 31, 2003. (See section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Sensitive Instruments and Risk Management" included in our 2003 Annual Report on Form 10-K.) Market risk represents the risk of changes in the fair value of a financial instrument and is comprised of several components, including liquidity, basis and price risks. At March 31, 2004, material changes in market risk exposures that affect the quantitative and qualitative disclosures presented as of December 31, 2003 are as follows:

  Interest Rate Risk

        We consider the effect of interest rate movements on the market value of our fixed maturities and short-term investments and the corresponding change in unrealized appreciation. The following table summarizes the effect that an immediate, parallel shift in the U.S. interest rate yield curve would have at March 31, 2004:

	Interest Rate Shift in Basis Points
	-100	-50	0	50	100
	(in millions)
Total market value	$4,362.3	$4,309.7	$4,257.9	$4,206.7	$4,156.2
Market value change from base	2.45%	1.22%	—	(1.20)%	(2.39)%
Change in unrealized appreciation	$104.4	$51.8	—	$(51.2)	$(101.6)

  Foreign Currency Exchange Risk

        Foreign currency rate risk is the potential change in value, income, and cash flow arising from adverse changes in foreign currency exchange rates. A 10% depreciation of the U.S. dollar against other currencies under our outstanding contracts at March 31, 2004 would have resulted in unrealized losses of approximately $17.8 million and would have decreased diluted earnings per share by approximately $0.26 for the 2004 first quarter. For further discussion on foreign exchange activity, please refer to "—Results of Operations—Net Foreign Exchange Gains or Losses."

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

  •
  accuracy of those estimates and judgments utilized in the preparation of our financial statements, including those related to revenue recognition, insurance and other reserves, reinsurance recoverables, investment valuations, intangible assets, bad debts, income taxes, contingencies and litigation, for a relatively new insurance and reinsurance company, like our company, are even more difficult to make than those made in a mature company since limited historical information has been reported to us through March 31, 2004;

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

        Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. As a result of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons or by collusion of two or more people. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. As a result of the inherent limitations in a cost-effective control system, misstatement due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the disclosure controls and procedures are met, and, as set forth above, the Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of March 31, 2004, that our disclosure controls and procedures were effective to provide reasonable assurance that the objectives of our disclosure control system were met.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        We, in common with the insurance industry in general, are subject to litigation and arbitration in the normal course of our business. As of March 31, 2004, we were not a party to any material litigation or arbitration other than as a part of the ordinary course of business in relation to claims activity, none of which is expected by management to have a significant adverse effect on our results of operations and financial condition and liquidity.

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

        During the 2004 first quarter, the Audit Committee approved engagements of PricewaterhouseCoopers LLP for the following permitted non-audit services:tax services, tax consulting and tax compliance.

Item 6.    Exhibits and Reports on Form 8-K

(a)   Exhibits.

Exhibit No.	Description
10.1	Employment Agreement, dated as of April 6, 2004, between ACGL and Paul B. Ingrey.
10.2	Amendment, dated February 26, 2004, to Incentive Compensation Plan of ACGL and its subsidiaries.
10.3	Restricted Share Agreements—Non-Employee Directors—2003 annual grants.
15	Accountants' Awareness Letter (regarding unaudited interim financial information).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K.

        ACGL submitted a report on Form 8-K during the 2004 first quarter on February 17, 2004 to furnish the 2003 fourth quarter earnings release issued by ACGL. ACGL also submitted reports on Form 8-K on March 24, 2004 to announce a stock offering, on April 8, 2004 to announce certain promotions, on April 27, 2004 to announce a debt offering, on April 28, 2004 to furnish the 2004 first quarter earnings release issued by ACGL, on April 30, 2004 to announce pricing of the debt offering and on May 3, 2004 and May 7, 2004 principally to announce the closing of the debt offering and related matters. Since the reports submitted on February 17, 2004 and April 28, 2004 contain information that was furnished, they are not incorporated by reference herein.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCH CAPITAL GROUP LTD. (REGISTRANT)

/s/ CONSTANTINE IORDANOU
Date: May 10, 2004	Constantine Iordanou President and Chief Executive Officer (Principal Executive Officer) and Director

/s/ JOHN D. VOLLARO
Date: May 10, 2004	John D. Vollaro Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Employment Agreement, dated as of April 6, 2004, between ACGL and Paul B. Ingrey.
10.2	Amendment, dated February 26, 2004, to Incentive Compensation Plan of ACGL and its subsidiaries.
10.3	Restricted Share Agreements—Non-Employee Directors—2003 annual grants.
15	Accountants' Awareness Letter (regarding unaudited interim financial information).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
CONTROLS AND PROCEDURES
  PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX