Form 10-Q
period 2004-06-30
ARCH CAPITAL GROUP LTD
filed 2004-08-09
CIK 947484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Yes ☒  No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common shares.

Class	Outstanding at July 31, 2004
Common Shares, $0.01 par value	34,564,833

ARCH CAPITAL GROUP LTD.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Arch Capital Group Ltd.:

We have reviewed the accompanying consolidated balance sheet of Arch Capital Group Ltd. and its subsidiaries as of June 30, 2004, and the related consolidated statements of income for each of the three and six month periods ended June 30, 2004 and 2003, and the consolidated statements of comprehensive income, changes in shareholders equity and cash flows for each of the six month periods ended June 30, 2004 and 2003. These interim consolidated financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2003, and the related consolidated statements of income, comprehensive income, changes in shareholders equity, and cash flows for the year then ended (not presented herein), and in our report dated February 14, 2004, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
New York, New York
August 3, 2004

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share data)

	(Unaudited)
	June 30, 2004	December 31, 2003
Assets
Investments:
Fixed maturities available for sale, at fair value (amortized cost: 2004, $4,486,543; 2003, $3,363,193)	$4,461,137	$3,398,424
Short-term investments available for sale, at fair value (amortized cost: 2004, $84,031; 2003, $228,616)	84,031	229,348
Privately held securities (cost: 2004, $18,848; 2003, $27,632)	24,229	32,476
Total investments	4,569,397	3,660,248
Cash	188,121	56,899
Accrued investment income	42,219	30,316
Premiums receivable	602,862	477,032
Funds held by reinsureds	206,796	211,944
Unpaid losses and loss adjustment expenses recoverable	506,715	409,451
Paid losses and loss adjustment expenses recoverable	23,183	18,549
Prepaid reinsurance premiums	232,329	236,061
Goodwill and intangible assets	31,423	35,882
Deferred income tax assets, net	53,875	33,979
Deferred acquisition costs, net	302,069	275,696
Other assets	157,144	139,264
Total Assets	$6,916,133	$5,585,321

Liabilities
Reserve for losses and loss adjustment expenses	$2,702,358	$1,951,967
Unearned premiums	1,529,275	1,402,998
Reinsurance balances payable	104,382	117,916
Senior notes	300,000	—
Revolving credit agreement borrowings	—	200,000
Deposit accounting liabilities	41,495	25,762
Other liabilities	201,119	175,949
Total Liabilities	4,878,629	3,874,592

Commitments and Contingencies

Shareholders’ Equity
Preference shares ($0.01 par value, 50,000,000 shares authorized, issued: 2004, 38,364,972; 2003, 38,844,665)	384	388
Common shares ($0.01 par value, 200,000,000 shares authorized, issued: 2004, 33,548,012; 2003, 28,200,372)	335	282
Additional paid-in capital	1,548,442	1,361,267
Deferred compensation under share award plan	(11,792)	(15,004)
Retained earnings	519,700	327,963
Accumulated other comprehensive (loss) income, net of deferred income tax	(19,565)	35,833
Total Shareholders’ Equity	2,037,504	1,710,729
Total Liabilities and Shareholders’ Equity	$6,916,133	$5,585,321

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(U.S. dollars in thousands, except share data)

	(Unaudited)		(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues
Net premiums written	$677,646	$560,002	$1,561,234	$1,336,865
Decrease (increase) in unearned premiums	45,753	(51,146)	(130,009)	(423,558)
Net premiums earned	723,399	508,856	1,431,225	913,307
Net investment income	32,811	19,772	57,384	38,210
Net realized (losses) gains	(2,321)	3,889	6,580	10,088
Fee income	4,304	4,934	8,298	10,610
Other (loss) income	(4,385)	587	(3,343)	1,726
Total revenues	753,808	538,038	1,500,144	973,941

Expenses
Losses and loss adjustment expenses	436,895	331,333	866,509	594,461
Acquisition expenses	136,889	95,620	289,745	173,772
Other operating expenses	69,155	40,995	125,248	72,075
Interest expense	4,642	—	6,016	—
Net foreign exchange gains	(5,503)	(1,761)	(184)	(2,811)
Non-cash compensation	2,756	3,498	5,394	7,762
Total expenses	644,834	469,685	1,292,728	845,259

Income Before Income Taxes	108,974	68,353	207,416	128,682

Income tax expense	4,692	6,569	15,679	14,412

Net Income	$104,282	$61,784	$191,737	$114,270

Net Income Per Share Data
Basic	$3.26	$2.36	$6.47	$4.38
Diluted	$1.42	$0.91	$2.69	$1.70

Weighted Average Shares Outstanding
Basic	32,023,865	26,185,445	29,650,932	26,101,843
Diluted	73,500,041	67,728,798	71,336,798	67,381,859

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(U.S. dollars in thousands)

	(Unaudited)
	Six Months Ended June 30,
	2004	2003
Preference Shares
Balance at beginning of year	$388	$388
Converted to common shares	(4)	—
Balance at end of period	384	388

Common Shares
Balance at beginning of year	282	277
Common shares issued	49	3
Converted from preference shares	4	—
Balance at end of period	335	280

Additional Paid-in Capital
Balance at beginning of year	1,361,267	1,347,165
Common shares issued	184,437	3,585
Exercise of stock options	3,592	4,887
Common shares retired	(2,708)	(645)
Other	1,854	1,022
Balance at end of period	1,548,442	1,356,014

Deferred Compensation Under Share Award Plan
Balance at beginning of year	(15,004)	(25,290)
Restricted common shares issued	(2,142)	(2,686)
Deferred compensation expense recognized	5,354	7,655
Balance at end of period	(11,792)	(20,321)

Retained Earnings
Balance at beginning of year	327,963	47,372
Net income	191,737	114,270
Balance at end of period	519,700	161,642

Accumulated Other Comprehensive Income (Loss)
Balance at beginning of year	35,833	41,332
Change in unrealized (decline) appreciation in value of investments, net of deferred income tax	(53,958)	27,007
Foreign currency translation adjustments	(1,440)	—
Balance at end of period	(19,565)	68,339

Total Shareholders’ Equity	$2,037,504	$1,566,342

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(U.S. dollars in thousands)

	(Unaudited)
	Six Months Ended June 30,
	2004	2003
Comprehensive Income
Net income	$191,737	$114,270
Other comprehensive (loss) income, net of deferred income tax
Unrealized (decline) appreciation in value of investments:
Unrealized holding (losses) gains arising during period	(50,987)	35,868
Reclassification of net realized gains, net of income taxes, included in net income	(2,971)	(8,861)
Foreign currency translation adjustments	(1,440)	—
Comprehensive Income	$136,339	$141,277

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	(Unaudited)
	Six Months Ended June 30,
	2004	2003
Operating Activities
Net income	$191,737	$114,270
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized gains	(5,630)	(10,088)
Other loss (income)	3,343	(1,726)
Provision for non-cash compensation	5,394	7,762
Changes in:
Reserve for losses and loss adjustment expenses, net of unpaid losses and loss adjustment expenses recoverable	653,127	497,825
Unearned premiums, net of prepaid reinsurance premiums	130,009	423,558
Premiums receivable	(125,830)	(217,145)
Deferred acquisition costs, net	(26,373)	(91,340)
Funds held by reinsureds	5,148	(57,687)
Reinsurance balances payable	(13,534)	(7,600)
Accrued investment income	(11,903)	(8,411)
Paid losses and loss adjustment expenses recoverable	(4,634)	(4,039)
Deferred income tax asset	(13,213)	27
Deposit accounting liabilities	15,733	8,780
Other liabilities	24,360	12,010
Other items, net	15,671	1,657
Net Cash Provided By Operating Activities	843,405	667,853

Investing Activities
Purchases of fixed maturity investments	(3,413,832)	(1,602,839)
Sales of fixed maturity investments	2,277,089	683,660
Sales of equity securities	11,043	7,019
Net sales of short-term investments	148,182	235,943
Acquisitions, net of cash	—	(11,774)
Purchases of furniture, equipment and other	(10,878)	(12,802)
Net Cash Used For Investing Activities	(988,396)	(700,793)

Financing Activities
Proceeds from common shares issued	182,090	3,882
Proceeds from issuance of senior notes	296,442	—
Repayment of revolving credit agreement borrowings	(200,000)	—
Repurchase of common shares	(879)	(646)
Net Cash Provided By Financing Activities	277,653	3,236

Effects of exchange rate changes on foreign currency cash	(1,440)	—

Increase (decrease) in cash	131,222	(29,704)
Cash beginning of year	56,899	91,717
Cash end of period	$188,121	$62,013

Income taxes paid, net	$22,663	$22,213
Interest paid	$1,861	—

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations; however, management believes that the disclosures are adequate to make the information presented not misleading. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, including the Company’s audited consolidated financial statements and related notes and the section entitled “Business—Risk Factors.”

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

If compensation expense for stock-based employee compensation plans had been determined using the fair value recognition provisions of SFAS No. 123, the Company’s net income and earnings per share would have instead been reported as the pro forma amounts indicated below:

	(Unaudited)		(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
(U.S. dollars in thousands, except share data)	2004	2003	2004	2003

Net income, as reported	$104,282	$61,784	$191,737	$114,270
Total stock-based employee compensation expense under fair value method, net of income taxes	(427)	(1,547)	(937)	(3,292)
Pro forma net income	$103,855	$60,237	$190,800	$110,978

Earnings per share – basic:
As reported	$3.26	$2.36	$6.47	$4.38
Pro forma	$3.24	$2.30	$6.43	$4.25
Earnings per share – diluted:
As reported	$1.42	$0.91	$2.69	$1.70
Pro forma	$1.41	$0.89	$2.67	$1.65

3.                   Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin No. 51 (“ARB 51”), “Consolidated Financial Statements”, which replaces FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”, addresses consolidation by business enterprises of variable interest entities (“VIEs”). FIN 46R clarifies the application of ARB 51 to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. In addition, FIN 46R modified FIN 46 to address certain technical corrections and implementation issues relating to FIN 46. Pursuant to FIN 46, if an enterprise has a controlling financial interest in a VIE, the assets, liabilities and results of operations of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. An enterprise with an interest in an entity to which the provisions of FIN 46 have not been applied as of December 24, 2003, shall apply the provisions of FIN 46R no later than the end of the first reporting period that ends after March 15, 2004. The provisions of FIN 46 applied immediately to VIEs created after January 31, 2003; however, for VIEs created prior to January 31, 2003 the provisions of FIN 46R are effective for the first year or interim period beginning after March 15, 2004. The provisions of FIN 46R are required to be applied to financial statements of public entities that have interests in VIEs, commonly referred to as special-purpose entities, for periods ending after December 15, 2003.

The Company concluded that, under FIN 46R, it is required to consolidate the assets, liabilities and results of operations (if any) of a certain managing general agency in which one of the Company’s subsidiaries has an investment. Such agency ceased producing business in 1999 and is currently running-off its operations. Based on current information, there are no assets or liabilities of such agency required to be reflected on the face of the Company’s consolidated financial statements that are not, or have not been previously, otherwise reflected therein. Therefore, the adoption of FIN 46R did not have a material impact on the Company’s consolidated financial statements as of or for the six months ended June 30, 2004.

In March 2004, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus regarding EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The consensus provides guidance for evaluating whether an investment is other-than-temporarily impaired. The EITF 03-1 guidance for determining other-than-temporary impairment will be effective beginning with the 2004 third quarter. The Company is currently evaluating the impact that EITF 03-1 may have on its consolidated financial statements.

4.                   Segment Information

The Company classifies its businesses into two underwriting segments – reinsurance and insurance – and a corporate and other segment (non-underwriting). The Company’s reinsurance and insurance operating segments each have segment managers who are responsible for the overall profitability of their respective segments and who are directly accountable to the Company’s chief operating decision makers, the President and Chief Executive Officer of ACGL and the Chief Financial Officer of ACGL. The chief operating decision makers do not assess performance, measure return on equity or make resource allocation decisions on a line of business basis. The Company determined its reportable operating segments using the management approach described in SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.”

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

The reinsurance segment, or division, consists of the Company’s reinsurance underwriting subsidiaries. The reinsurance segment generally seeks to write significant lines on specialty property and casualty reinsurance treaties. Classes of business include casualty, casualty clash, marine and aviation, non-traditional, other specialty, property catastrophe, and property excluding property catastrophe (losses on a single risk, both excess of loss and pro rata).

The insurance segment, or division, consists of the Company’s insurance underwriting subsidiaries which primarily write on a direct basis. The insurance segment consists of eight product lines, including casualty, construction and surety, executive assurance, healthcare, professional liability, programs, property, marine and aviation, and other (primarily non-standard auto, collateralized protection business and certain programs).

The corporate and other segment (non-underwriting) includes net investment income, other fee income, net of related expenses, other income, other expenses incurred by the Company, net realized gains or losses, net foreign exchange gains or losses and non-cash compensation. The corporate and other segment also includes the results of Hales & Company Inc. (“Hales”), the Company’s merchant banking operations. Included in other (loss) income for the 2004 second quarter and six months ended June 30, 2004 is a charge of $4.5 million resulting from a write down of the carrying value of Hales (see Note 14, “Goodwill and Intangible Assets”).

The following table sets forth an analysis of the Company’s underwriting income by segment, together with a reconciliation of underwriting income to net income:

	(Unaudited)
	Three Months Ended June 30, 2004
(U.S. dollars in thousands)	Reinsurance	Insurance	Total

Gross premiums written (1)	$382,987	$465,516	$816,323
Net premiums written (1)	364,271	313,375	677,646

Net premiums earned	$378,874	$344,525	$723,399
Policy-related fee income	—	3,608	3,608
Other underwriting-related fee income	56	296	352
Losses and loss adjustment expenses	(218,479)	(218,416)	(436,895)
Acquisition expenses, net	(98,265)	(38,624)	(136,889)
Other operating expenses	(10,380)	(54,524)	(64,904)
Underwriting income	$51,806	$36,865	88,671

Net investment income			32,811
Net realized losses			(2,321)
Other fee income, net of related expenses			344
Other (loss) income			(4,385)
Other expenses			(4,251)
Interest expense			(4,642)
Net foreign exchange gains			5,503
Non-cash compensation			(2,756)
Income before income taxes			108,974
Income tax expense			(4,692)

Net income			$104,282

Underwriting Ratios
Loss ratio	57.7%	63.4%	60.4%
Acquisition expense ratio (2)	25.9%	10.2%	18.4%
Other operating expense ratio	2.7%	15.8%	9.0%
Combined ratio	86.3%	89.4%	87.8%

(1)               Certain amounts included in the gross premiums written of each segment are related to intersegment transactions and are included in the gross premiums written of each segment. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total. The reinsurance segment and insurance segment results include $29.8 million and $2.4 million, respectively, of gross and net premiums written assumed through intersegment transactions.

(2)               The acquisition expense ratio is adjusted to include policy-related fee income.

The following table sets forth an analysis of the Company’s underwriting income by segment, together with a reconciliation of underwriting income to net income:

	(Unaudited)
	Three Months Ended June 30, 2003
(U.S. dollars in thousands)	Reinsurance	Insurance	Total

Gross premiums written (1)	$337,038	$379,607	$676,005
Net premiums written (1)	323,520	236,482	560,002

Net premiums earned	$317,504	$191,352	$508,856
Policy-related fee income	—	3,562	3,562
Other underwriting-related fee income	1,801	—	1,801
Losses and loss adjustment expenses	(203,797)	(127,536)	(331,333)
Acquisition expenses, net	(73,702)	(21,918)	(95,620)
Other operating expenses	(7,663)	(30,402)	(38,065)
Underwriting income	$34,143	$15,058	49,201

Net investment income			19,772
Net realized gains			3,889
Other fee income, net of related expenses			(429)
Other income			587
Other expenses			(2,930)
Net foreign exchange gains			1,761
Non-cash compensation			(3,498)
Income before income taxes			68,353
Income tax expense			(6,569)

Net income			$61,784

Underwriting Ratios
Loss ratio	64.2%	66.6%	65.1%
Acquisition expense ratio (2)	23.2%	9.6%	18.1%
Other operating expense ratio	2.4%	15.9%	7.5%
Combined ratio	89.8%	92.1%	90.7%

(1)               Certain amounts included in the gross premiums written of each segment are related to intersegment transactions and are included in the gross premiums written of each segment. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total. The reinsurance segment results include $40.6 million of gross and net premiums written assumed through intersegment transactions.

(2)               The acquisition expense ratio is adjusted to include policy-related fee income.

The following table sets forth an analysis of the Company’s underwriting income by segment, together with a reconciliation of underwriting income to net income:

	(Unaudited)
	Six Months Ended June 30, 2004
(U.S. dollars in thousands)	Reinsurance	Insurance	Total

Gross premiums written (1)	$948,726	$947,085	$1,826,111
Net premiums written (1)	915,159	646,075	1,561,234

Net premiums earned	$761,924	$669,301	$1,431,225
Policy-related fee income	—	7,393	7,393
Other underwriting-related fee income	376	424	800
Losses and loss adjustment expenses	(438,296)	(428,213)	(866,509)
Acquisition expenses, net	(205,393)	(84,352)	(289,745)
Other operating expenses	(19,651)	(97,783)	(117,434)
Underwriting income	$98,960	$66,770	165,730

Net investment income			57,384
Net realized gains			6,580
Other fee income, net of related expenses			105
Other (loss) income			(3,343)
Other expenses			(7,814)
Interest expense			(6,016)
Net foreign exchange gains			184
Non-cash compensation			(5,394)
Income before income taxes			207,416
Income tax expense			(15,679)

Net income			$191,737

Underwriting Ratios
Loss ratio	57.5%	64.0%	60.5%
Acquisition expense ratio (2)	27.0%	11.5%	19.7%
Other operating expense ratio	2.6%	14.6%	8.2%
Combined ratio	87.1%	90.1%	88.4%

(1)               Certain amounts included in the gross premiums written of each segment are related to intersegment transactions and are included in the gross premiums written of each segment. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total. The reinsurance segment and insurance segment results include $64.5 million and $5.2 million, respectively, of gross and net premiums written assumed through intersegment transactions.

(2)               The acquisition expense ratio is adjusted to include policy-related fee income.

The following table sets forth an analysis of the Company’s underwriting income by segment, together with a reconciliation of underwriting income to net income:

	(Unaudited)
	Six Months Ended June 30, 2003
(U.S. dollars in thousands)	Reinsurance	Insurance	Total

Gross premiums written (1)	$899,699	$724,913	$1,536,105
Net premiums written (1)	870,956	465,909	1,336,865

Net premiums earned	$583,451	$329,856	$913,307
Policy-related fee income	—	6,775	6,775
Other underwriting-related fee income	3,728	—	3,728
Losses and loss adjustment expenses	(367,712)	(226,749)	(594,461)
Acquisition expenses, net	(138,368)	(35,404)	(173,772)
Other operating expenses	(13,782)	(52,491)	(66,273)
Underwriting income	$67,317	$21,987	89,304

Net investment income			38,210
Net realized gains			10,088
Other fee income, net of related expenses			107
Other income			1,726
Other expenses			(5,802)
Net foreign exchange gains			2,811
Non-cash compensation			(7,762)
Income before income taxes			128,682
Income tax expense			(14,412)

Net income			$114,270

Underwriting Ratios
Loss ratio	63.0%	68.7%	65.1%
Acquisition expense ratio (2)	23.7%	8.7%	18.3%
Other operating expense ratio	2.4%	15.9%	7.3%
Combined ratio	89.1%	93.3%	90.7%

(1)               Certain amounts included in the gross premiums written of each segment are related to intersegment transactions and are included in the gross premiums written of each segment. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total. The reinsurance segment results include $88.5 million of gross and net premiums written assumed through intersegment transactions.

(2)               The acquisition expense ratio is adjusted to include policy-related fee income.

Set forth below is summary information regarding net premiums written and earned by major line of business and by client location for the reinsurance segment:

	(Unaudited)
	Three Months Ended June 30,
	2004		2003
REINSURANCE SEGMENT (U.S. dollars in thousands)	Amount	% of Total	Amount	% of Total

Net premiums written (1)
Casualty	$223,626	61.4%	$141,864	43.9%
Property excluding property catastrophe	65,987	18.1%	69,248	21.4%
Other specialty	42,234	11.6%	67,926	21.0%
Property catastrophe	13,019	3.6%	23,337	7.2%
Marine and aviation	12,067	3.3%	14,349	4.4%
Non-traditional	5,751	1.6%	3,948	1.2%
Casualty clash	1,587	0.4%	2,848	0.9%
Total	$364,271	100.0%	$323,520	100.0%

Net premiums earned (1)
Casualty	$189,777	50.1%	$112,101	35.3%
Other specialty	73,800	19.5%	62,916	19.8%
Property excluding property catastrophe	56,878	15.0%	70,684	22.3%
Property catastrophe	23,397	6.2%	29,634	9.3%
Marine and aviation	21,682	5.7%	21,689	6.8%
Non-traditional	10,743	2.8%	16,423	5.2%
Casualty clash	2,597	0.7%	4,057	1.3%
Total	$378,874	100.0%	$317,504	100.0%

Net premiums written by client location (1)
North America	$239,841	65.9%	$206,364	63.8%
Europe	78,079	21.4%	79,308	24.5%
Bermuda	26,282	7.2%	13,973	4.3%
Asia and Pacific	12,419	3.4%	17,802	5.5%
Other	7,650	2.1%	6,073	1.9%
Total	$364,271	100.0%	$323,520	100.0%

(1)               Reinsurance segment results include premiums written and earned assumed through intersegment transactions of $29.8 million and $34.7 million, respectively, for the 2004 second quarter and $40.6 million and $39.7 million, respectively, for the 2003 second quarter. Reinsurance segment results exclude premiums written and earned ceded through intersegment transactions of $2.4 million and $1.9 million, respectively, for the 2004 second quarter.

Set forth below is summary information regarding net premiums written and earned by major line of business and by client location for the reinsurance segment:

	(Unaudited)
	Six Months Ended June 30,
	2004		2003
REINSURANCE SEGMENT (U.S. dollars in thousands)	Amount	% of Total	Amount	% of Total

Net premiums written (1)
Casualty	$452,177	49.4%	$305,824	35.1%
Property excluding property catastrophe	174,576	19.1%	181,848	20.9%
Other specialty	148,531	16.2%	203,941	23.4%
Property catastrophe	71,223	7.8%	72,110	8.3%
Marine and aviation	42,710	4.7%	45,770	5.3%
Non-traditional	17,479	1.9%	51,583	5.9%
Casualty clash	8,463	0.9%	9,880	1.1%
Total	$915,159	100.0%	$870,956	100.0%

Net premiums earned (1)
Casualty	$342,353	44.9%	$190,608	32.7%
Other specialty	159,915	21.0%	120,588	20.6%
Property excluding property catastrophe	141,675	18.6%	131,751	22.6%
Property catastrophe	50,610	6.6%	57,245	9.8%
Marine and aviation	42,464	5.6%	37,271	6.4%
Non-traditional	19,522	2.6%	38,451	6.6%
Casualty clash	5,385	0.7%	7,537	1.3%
Total	$761,924	100.0%	$583,451	100.0%

Net premiums written by client location (1)
North America	$580,739	63.5%	$551,428	63.3%
Europe	236,681	25.9%	230,664	26.5%
Bermuda	63,407	6.9%	48,297	5.5%
Asia and Pacific	17,871	1.9%	22,523	2.6%
Other	16,461	1.8%	18,044	2.1%
Total	$915,159	100.0%	$870,956	100.0%

(1)               Reinsurance segment results include premiums written and earned assumed through intersegment transactions of $64.5 million and $68.7 million, respectively, for the six months ended June 30, 2004 and $88.5 million and $61.5 million, respectively, for the six months ended June 30, 2003. Reinsurance segment results exclude premiums written and earned ceded through intersegment transactions of $5.2 million and $3.5 million, respectively, for the six months ended June 30, 2004.

Set forth below is summary information regarding net premiums written and earned by major line of business and by client location for the insurance segment:

	(Unaudited)
	Three Months Ended June 30,
	2004		2003
INSURANCE SEGMENT (U.S. dollars in thousands)	Amount	% of Total	Amount	% of Total

Net premiums written (1)
Programs	$92,197	29.4%	$76,949	32.5%
Casualty	52,712	16.8%	50,992	21.5%
Property, marine and aviation	35,792	11.4%	20,503	8.7%
Professional liability	34,329	11.0%	28,845	12.2%
Executive assurance	30,533	9.7%	20,502	8.7%
Construction and surety	27,745	8.9%	22,504	9.5%
Healthcare	10,367	3.3%	(1,463)	(0.6)%
Other	29,700	9.5%	17,650	7.5%
Total	$313,375	100.0%	$236,482	100.0%

Net premiums earned (1)
Programs	$102,496	29.8%	$61,328	32.1%
Casualty	57,560	16.7%	36,756	19.2%
Construction and surety	41,260	12.0%	15,901	8.3%
Professional liability	37,630	10.9%	14,752	7.7%
Property, marine and aviation	33,643	9.8%	17,124	8.9%
Executive assurance	31,373	9.1%	18,855	9.9%
Healthcare	12,149	3.5%	7,084	3.7%
Other	28,414	8.2%	19,552	10.2%
Total	$344,525	100.0%	$191,352	100.0%

Net premiums written by client location (1)
North America	$303,075	96.7%	$232,743	98.4%
Other	10,300	3.3%	3,739	1.6%
Total	$313,375	100.0%	$236,482	100.0%

(1)               Insurance segment results include premiums written and earned assumed through intersegment transactions of $2.4 million and $1.9 million, respectively, for the 2004 second quarter. Insurance segment results exclude premiums written and earned ceded through intersegment transactions of $29.8 million and $34.7 million, respectively, for the 2004 second quarter and $40.6 million and $39.7 million, respectively, for the 2003 second quarter.

Set forth below is summary information regarding net premiums written and earned by major line of business and by client location for the insurance segment:

	(Unaudited)
	Six Months Ended June 30,
	2004		2003
INSURANCE SEGMENT (U.S. dollars in thousands)	Amount	% of Total	Amount	% of Total

Net premiums written (1)
Programs	$181,977	28.2%	$147,576	31.7%
Casualty	116,259	18.0%	100,327	21.5%
Professional liability	80,051	12.4%	48,688	10.4%
Construction and surety	65,988	10.2%	42,214	9.1%
Property, marine and aviation	65,523	10.1%	34,741	7.5%
Executive assurance	58,016	9.0%	45,766	9.8%
Healthcare	23,793	3.7%	14,801	3.2%
Other	54,468	8.4%	31,796	6.8%
Total	$646,075	100.0%	$465,909	100.0%

Net premiums earned (1)
Programs	$190,567	28.6%	$101,160	30.7%
Casualty	112,340	16.8%	62,011	18.8%
Construction and surety	91,172	13.6%	25,730	7.8%
Professional liability	72,416	10.8%	23,127	7.0%
Property, marine and aviation	68,355	10.2%	29,619	9.0%
Executive assurance	62,411	9.3%	35,129	10.6%
Healthcare	23,666	3.5%	15,897	4.8%
Other	48,374	7.2%	37,183	11.3%
Total	$669,301	100.0%	$329,856	100.0%

Net premiums written by client location (1)
North America	$627,910	97.2%	$461,071	99.0%
Other	18,165	2.8%	4,838	1.0%
Total	$646,075	100.0%	$465,909	100.0%

(1)               Insurance segment results include premiums written and earned assumed through intersegment transactions of $5.2 million and $3.5 million, respectively, for the six months ended June 30, 2004. Insurance segment results exclude premiums written and earned ceded through intersegment transactions of $64.5 million and $68.7 million, respectively, for the six months ended June 30, 2004 and $88.5 million and $61.5 million, respectively, for the six months ended June 30, 2003.

5.                   Reinsurance

In the normal course of business, the Company’s insurance subsidiaries cede a substantial portion of their premium through pro rata, excess of loss and facultative reinsurance agreements. The Company’s reinsurance subsidiaries are currently retaining substantially all of their assumed reinsurance premiums written. However, the Company’s reinsurance subsidiaries participate in “common account” retrocessional arrangements for certain pro rata treaties. Such arrangements reduce the effect of individual or aggregate losses to all companies participating on such treaties, including the reinsurers, such as the Company’s reinsurance subsidiaries, and the ceding company. Reinsurance recoverables are recorded as assets, predicated on the reinsurers’ ability to meet their obligations under the reinsurance agreements. To the extent that the reinsurers are unable or otherwise unwilling to satisfy their obligations under the agreements, the Company’s insurance and reinsurance subsidiaries would be liable for such amounts.

The following table sets forth the effects of reinsurance with unaffiliated reinsurers on the Company’s reinsurance and insurance subsidiaries:

	(Unaudited)		(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
(U.S. dollars in thousands)	2004	2003	2004	2003

Premiums Written:
Direct	$446,137	$348,381	$907,168	$671,680
Assumed	370,186	327,624	918,943	864,425
Ceded	(138,677)	(116,003)	(264,877)	(199,240)
Net	$677,646	$560,002	$1,561,234	$1,336,865

Premiums Earned:
Direct	$474,416	$283,972	$906,244	$499,075
Assumed	388,256	285,381	793,593	574,251
Ceded	(139,273)	(60,497)	(268,612)	(160,019)
Net	$723,399	$508,856	$1,431,225	$913,307

Losses and Loss Adjustment Expenses Incurred:
Direct	$304,902	$223,352	$583,700	$382,893
Assumed	209,551	177,552	440,340	355,671
Ceded	(77,558)	(69,571)	(157,531)	(144,103)
Net	$436,895	$331,333	$866,509	$594,461

6.                   Deposit Accounting

Certain assumed reinsurance contracts are deemed, for financial reporting purposes, not to transfer insurance risk, and are accounted for using the deposit method of accounting. For those contracts that contain an element of underwriting risk, the estimated profit margin is deferred and amortized over the contract period and such amount is included in the Company’s underwriting results. When the estimated profit margin is explicit, the margin is reflected as fee income, and when the estimated profit margin is implicit it is reflected as an offset to paid losses. For the six months ended June 30, 2004 and 2003, the Company recorded $376,000 and $3.7 million of fee income on such contracts, respectively, and $2.5 million and nil as an offset to paid losses, respectively. On a notional basis, the amount of premiums attaching to such contracts was $45.5 million and $138.1 million for the six months ended June 30, 2004 and 2003, respectively.

7.                   Investment Information

The following tables summarize the Company’s fixed maturities and equity securities:

	(Unaudited)
	June 30, 2004
(U.S. dollars in thousands)	Estimated Fair Value and Carrying Value	Gross Unrealized Gains	Gross Unrealized (Losses)	Amortized Cost

Fixed maturities:
U.S. government and government agencies	$2,126,135	$5,010	$(17,935)	$2,139,060
Corporate bonds	1,186,111	10,049	(12,604)	1,188,666
Asset backed securities	645,769	240	(6,259)	651,788
Municipal bonds	274,415	365	(5,036)	279,086
Mortgage backed securities	136,199	1,907	(1,770)	136,062
Non-U.S. government securities	92,508	1,065	(438)	91,881
	4,461,137	18,636	(44,042)	4,486,543
Equity securities:
Privately held	24,229	5,390	(9)	18,848
Total	$4,485,366	$24,026	$(44,051)	$4,505,391

	December 31, 2003
(U.S. dollars in thousands)	Estimated Fair Value and Carrying Value	Gross Unrealized Gains	Gross Unrealized (Losses)	Amortized Cost

Fixed maturities:
U.S. government and government agencies	$1,331,911	$4,626	$(848)	$1,328,133
Corporate bonds	1,106,380	25,662	(1,612)	1,082,330
Asset backed securities	690,927	2,400	(1,495)	690,022
Municipal bonds	209,568	2,358	(131)	207,341
Mortgage backed securities	48,254	2,300	(54)	46,008
Non-U.S. government securities	11,384	2,025	—	9,359
	3,398,424	39,371	(4,140)	3,363,193
Equity securities:
Privately held	32,476	4,850	(6)	27,632
Total	$3,430,900	$44,221	$(4,146)	$3,390,825

8.                   Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	(Unaudited)		(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
(U.S. dollars in thousands, except share data)	2004	2003	2004	2003

Basic Earnings Per Share:
Net income	$104,282	$61,784	$191,737	$114,270
Divided by:
Weighted average shares outstanding for the period	32,023,865	26,185,445	29,650,932	26,101,843
Basic earnings per share	$3.26	$2.36	$6.47	$4.38

Diluted Earnings Per Share:
Net income	$104,282	$61,784	$191,737	$114,270
Divided by:
Weighted average shares outstanding for the period	32,023,865	26,185,445	29,650,932	26,101,843
Effect of dilutive securities:
Preference shares	38,364,972	38,844,665	38,491,045	38,844,665
Warrants	74,806	65,345	77,052	59,923
Nonvested restricted shares	1,065,605	928,465	1,064,325	833,405
Stock options	1,970,793	1,704,878	2,053,444	1,542,023
Total diluted shares	73,500,041	67,728,798	71,336,798	67,381,859
Diluted earnings per share	$1.42	$0.91	$2.69	$1.70

9.                   Income Taxes

ACGL is incorporated under the laws of Bermuda and, under current Bermuda law, is not obligated to pay any taxes in Bermuda based upon income or capital gains. The Company has received a written undertaking from the Minister of Finance in Bermuda under the Exempted Undertakings Tax Protection Act of 1966 that, in the event that any legislation is enacted in Bermuda imposing any tax computed on profits, income, gain or appreciation on any capital asset, or any tax in the nature of estate duty or inheritance tax, such tax will not be applicable to ACGL or any of its operations until March 28, 2016. This undertaking does not, however, prevent the imposition of taxes on any person ordinarily resident in Bermuda or any company in respect of its ownership of real property or leasehold interests in Bermuda.

ACGL will be subject to U.S. federal income tax only to the extent that it derives U.S. source income that is subject to U.S. withholding tax or income that is effectively connected with the conduct of a trade or business within the U.S. and is not exempt from U.S. tax under an applicable income tax treaty with the U.S. ACGL will be subject to a withholding tax on dividends from U.S. investments and interest from certain U.S. taxpayers. ACGL does not consider itself (or its non-U.S. subsidiaries) to be engaged in a trade or business within the U.S. and, consequently, does not expect it or such non-U.S. subsidiaries to be subject to direct U.S. income taxation. However, because there is uncertainty as to the activities which constitute being engaged in a trade or business within the United States, there can be no assurances that the U.S. Internal Revenue Service will not contend successfully that ACGL or its non-U.S. subsidiaries are engaged in a trade or business in the United States. If ACGL or any of its non-U.S. subsidiaries were subject to U.S. income tax, ACGL’s shareholders’ equity and earnings could be materially adversely affected. ACGL’s U.S. subsidiaries are subject to U.S. income taxes on their worldwide income.

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

The Company’s effective tax rate, which is based upon the expected annual effective tax rate, may fluctuate from period to period based on the relative mix of income reported by jurisdiction due primarily to the varying tax rates in each jurisdiction. The Company’s income tax provision resulted in an effective tax rate on income before income taxes of 7.6% and 11.2% for the six months ended June 30, 2004 and 2003, respectively. The Company’s remaining valuation allowance related to its deferred income tax assets is $1.4 million at June 30, 2004.

10.            Transactions with Related Parties

In connection with the Company’s information technology initiative in 2002, the Company has entered into arrangements with two software companies, which provide document management systems and information and research tools to insurance underwriters, in which Robert Clements and John Pasquesi, Chairman and Vice Chairman of ACGL’s board of directors, respectively, each hold minority ownership interests. The Company pays fees under such arrangements based on usage. Under one of these agreements, fees payable are subject to a minimum of approximately $575,000 for the two-year period ending July 2004. The Company made payments of approximately $313,000, $561,000 and $232,000 under such arrangements for the six months ended June 30, 2004 and the years ended December 31, 2003 and 2002, respectively.

11.            Contingencies Relating to the Sale of Prior Reinsurance Operations

On May 5, 2000, the Company sold the prior reinsurance operations of Arch Reinsurance Company (“Arch Re U.S.”) pursuant to an agreement entered into as of January 10, 2000 with Folksamerica Reinsurance Company and Folksamerica Holding Company (collectively, “Folksamerica”). Folksamerica Reinsurance Company assumed Arch Re U.S.’s liabilities under the reinsurance agreements transferred in the asset sale and Arch Re U.S. transferred to Folksamerica Reinsurance Company assets estimated in an aggregate amount equal in book value to the book value of the liabilities assumed. The Folksamerica transaction was structured as a transfer and assumption agreement (and not reinsurance) and, accordingly, the loss reserves (and any related reinsurance recoverables) relating to the transferred business are not included as assets or liabilities on the Company’s balance sheet. Folksamerica assumed Arch Re U.S.’s rights and obligations under the reinsurance agreements transferred in the asset sale. The reinsureds under such agreements were notified that Folksamerica had assumed Arch Re U.S.’s obligations and that, unless the reinsureds object to the assumption, Arch Re U.S. will be released from its obligations to those reinsured. None of such reinsureds objected to the assumption. However, Arch Re U.S. will continue to be liable under those reinsurance agreements if the notice is found not to be an effective release by the reinsureds. Folksamerica has agreed to indemnify the Company for any losses arising out of the reinsurance agreements transferred to Folksamerica Reinsurance Company in the asset sale. However, in the event that Folksamerica refuses or is unable to perform its obligations to the Company, Arch Re U.S. may incur losses relating to the reinsurance agreements transferred in the asset sale. Folksamerica’s A.M. Best rating was “A” (Excellent) at June 30, 2004.

Under the terms of the agreement, in 2000, the Company had also purchased reinsurance protection covering the Company’s transferred aviation business to reduce the net financial loss to Folksamerica on any large commercial airline catastrophe to $5.4 million, net of reinstatement premiums. Although the Company believes that any such net financial loss will not exceed $5.4 million, the Company has agreed to reimburse Folksamerica if a loss is incurred that exceeds $5.4 million for aviation losses under certain circumstances prior to May 5, 2003. The Company also made representations and warranties to Folksamerica about the Company and the business transferred to Folksamerica for which the Company retains exposure for certain periods, and made certain other agreements. In addition, the Company retained its tax and employee benefit liabilities and other liabilities not assumed by Folksamerica, including all liabilities not arising under reinsurance agreements transferred to Folksamerica in the asset sale and all liabilities (other than liabilities arising under reinsurance agreements) arising out of or relating to a certain managing underwriting agency. Although Folksamerica has not asserted that any amount is currently due under any of the indemnities provided by the Company under the asset purchase agreement, Folksamerica has indicated a potential indemnity claim under the agreement in the event of the occurrence of certain future events. Based on all available information, the Company has denied the validity of any such potential claim.

12.            Credit Facilities

Letter of Credit Facilities

The Company has access to letter of credit facilities (“LOC Facilities”) for up to $300 million. The principal purpose of the LOC Facilities is to issue, as required, evergreen standby letters of credit in favor of primary insurance or reinsurance counterparties with which it has entered into reinsurance arrangements to ensure that such counterparties are permitted to take credit for reinsurance obtained from the Company’s reinsurance subsidiaries in United States jurisdictions where such subsidiaries are not licensed or otherwise admitted as an insurer, as required under insurance regulations in the United States, and to comply with requirements of Lloyd’s of London in connection with qualifying quota share arrangements. The amount of letters of credit issued is driven by, among other things, the timing and payment of catastrophe losses, loss development of existing reserves, the payment pattern of such reserves, the further expansion of the Company’s business and the loss experience of such business.

When issued under the LOC Facilities, such letters of credit are secured by a portion of the Company’s investment portfolio. In addition, the LOC Facilities also require the maintenance of certain financial covenants, with which the Company was in compliance at June 30, 2004. At such date, the Company had approximately $270.9 million in outstanding letters of credit under the LOC Facilities which were secured by investments totaling $297.6 million. The LOC facilities expire in August 2004 and November 2004. It is anticipated that the LOC facilities will be renewed (or replaced) on expiry, but such renewal (or replacement) will be subject to the availability of credit from banks which the Company utilizes. In connection with the pursuit of such renewal (or replacement), the expiration date of the letter of credit facility that expires in August 2004 was extended to September 10, 2004. In addition to letters of credit, the Company has and may establish insurance trust accounts in the U.S. and Canada to secure its reinsurance amounts payable as required. At June 30, 2004, CAD $31.9 million had been set aside in Canadian trust accounts.

Credit Line

On September 12, 2003, the Company entered into an unsecured credit facility with a syndicate of banks led by JPMorgan Chase Bank and Bank of America, N.A. (the “Credit Facility”). The Credit Facility is in the form of a 364-day revolving credit agreement that may be converted by the Company into a two-year term loan at expiration. The Credit Facility provides for the borrowing of up to $300.0 million with interest at a rate selected by the Company equal to either (i) an adjusted London InterBank Offered Rate (“LIBOR”) plus a margin or (ii) an alternate base rate (“Base Rate”). The Base Rate is the higher of the rate of interest established by JPMorgan Chase Bank as its prime rate or the Federal Funds rate plus 0.5% per annum. The payment terms for amounts converted into a term loan at expiration are as follows: 16.66% due 12 months following expiration, 16.67% due 18 months following expiration and 66.67% due 24 months following expiration. The facility is available to provide capital in support of the Company’s growing insurance and reinsurance businesses, as well as other general corporate purposes.

The Company is required to comply with certain covenants under the Credit Facility agreement. These covenants require, among other things, that the Company maintain a debt to shareholders’ equity ratio of not greater than 0.35 to 1 and shareholders’ equity in excess of $1.0 billion plus 40% of future aggregate net income (not including any future net losses) and 40% of future aggregate capital raising proceeds, and the Company’s principal insurance and reinsurance subsidiaries maintain at least a “B++” rating from A.M. Best. The Company was in compliance with all covenants contained in the Credit Facility agreement at June 30, 2004. The Credit Facility expires in September 2004. It is anticipated that a substitute facility will be available at or shortly after the expiration of the Credit Facility, but such arrangement will be subject to the availability of credit from banks which the Company utilizes.

During the 2004 second quarter, the $200 million in outstanding Credit Facility borrowings outstanding at March 31, 2004 were repaid. At June 30, 2004, there were no borrowings outstanding under the Credit Facility. Interest expense paid in connection with the borrowing was $1.9 million for the six months ended June 30, 2004.

13.            Senior Notes

On May 4, 2004, the Company completed a public offering of $300 million principal amount of 7.35% senior notes (“Senior Notes”) due May 1, 2034 and received net proceeds of approximately $296 million (not including the effects of the forward swap hedge transaction described below). The Company will pay interest on the Senior Notes on May 1 and November 1 of each year. The first such payment will be made on November 1, 2004. The Company may redeem the Senior Notes at any time and from time to time, in whole or in part, at a “make-whole” redemption price. The Senior Notes are the Company’s senior unsecured obligations and rank equally with all of its existing and future senior unsecured indebtedness. In connection with the debt offering, the Company entered into a forward starting swap as an economic hedge in order to lessen interest rate risk from April 15, 2004 to the closing of the debt offering. The forward swap hedge, a derivative investment, was terminated on April 29, 2004 and resulted in a gain of $1.4 million. This derivative did not meet the criteria for hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and, therefore, was recorded as a net realized gain in the 2004 second quarter. The effective interest rate of the Senior Notes, based on the net proceeds received, is approximately 7.46%. On May 5, 2004, the Company used $200 million of the net proceeds to repay all amounts outstanding under its existing Credit Facility (see Note 12, “Credit Line”) and the remaining proceeds were used to support the underwriting activities of the Company’s insurance and reinsurance subsidiaries and for other general corporate purposes.

14.            Goodwill and Intangible Assets

The goodwill and intangible assets of acquired businesses represents the difference between the purchase price and the fair value of the net assets of the acquired businesses. The Company assesses whether goodwill and intangible assets are impaired by comparing the fair value of each reporting unit to its carrying value, including goodwill and intangible assets. Impairment occurs when the implied fair value of a reporting unit’s goodwill and intangible assets is less than its carrying value. The Company conducts its impairment test annually. Additional impairment assessments may be performed on an interim basis if the Company encounters events or changes in circumstances indicating that more likely than not the carrying value of goodwill and intangible assets has been impaired.

Included in other (loss) income for the 2004 second quarter and six months ended June 30, 2004 is a charge of $4.5 million resulting from a write down of the carrying value of Hales. During the 2004 second quarter, the Company entered into negotiations to sell Hales and currently anticipates that such transaction will close in the 2004 third quarter.

15.            Legal Proceedings

The Company, in common with the insurance industry in general, is subject to litigation and arbitration in the normal course of its business. As of June 30, 2004, the Company was not a party to any material litigation or arbitration other than as a part of the ordinary course of business in relation to claims activity, none of which is expected by management to have a significant adverse effect on the Company’s results of operations and financial condition and liquidity.

In 2003, the former owners of American Independent Insurance Holding Company (“American Independent”) commenced an action against ACGL, American Independent and certain of American Independent’s directors and officers and others seeking unspecified damages relating to the reorganization agreement pursuant to which the Company acquired American Independent in 2001. The reorganization agreement provided that, as part of the consideration for the stock of American Independent, the former owners would have the right to receive a limited, contingent payment from the proceeds, if any, from certain pre-existing lawsuits that American Independent had brought as plaintiff prior to its acquisition by the Company. The former owners alleged, among other things, that the defendants entered into the agreement without intending to honor their commitments under the agreement and are liable for securities and common law fraud, breach of contract and intentional infliction of emotional distress. ACGL and the other defendants have filed a motion to dismiss all claims, and strongly deny the validity of, and will continue to dispute, these allegations. Although no assurances can be made as to the resolution of these claims, management does not believe that any of these claims are meritorious.

16.            Subsequent Events

The Company has entered into a definitive agreement to sell its non-standard automobile insurance operations for a cash purchase price which approximates carrying value. If the transaction closes, it is expected that, during specified periods, the Company will provide substantial reinsurance to the subsidiaries transferred in the sale. The transaction is subject to obtaining applicable regulatory approvals and other customary closing conditions and is not expected to result in a material realized gain or loss for the Company.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
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

General

Overview

Arch Capital Group Ltd. (“ACGL”), a Bermuda public limited liability company with over $2.34 billion in capital, provides insurance and reinsurance on a worldwide basis through its wholly owned subsidiaries. While we are positioned to provide a full range of property and casualty insurance and reinsurance lines, we are focusing on writing specialty lines of insurance and reinsurance. It is our belief that our existing Bermuda and U.S.-based underwriting platform, our strong management team and our capital that is unencumbered by significant exposure to pre-2002 risks have enabled us to establish a strong presence in an attractive insurance and reinsurance marketplace.

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

In general, market conditions continued to improve during 2002 and 2003 in the insurance and reinsurance marketplace. This reflected improvement in pricing, terms and conditions following significant industry losses arising from the events of September 11th, as well as the recognition that intense competition in the late 1990s led to inadequate pricing and overly broad terms, conditions and coverages. Such industry developments resulted in poor financial results and erosion of the industry’s capital base. Consequently, many established insurers and reinsurers reduced their participation in, or exited from, certain markets and, as a result, premium rates escalated in many lines of business. These developments provided relatively new insurers and reinsurers, like us, with an opportunity to provide needed underwriting capacity. Recently, additional capacity has emerged in many classes of business and, consequently, premium rate increases have decelerated and, in certain classes of business, premium rates have decreased. However, we believe that we are still able to write insurance and reinsurance business at what we believe to be attractive rates.

In October 2001, we launched an underwriting initiative to meet current and future demand in the global insurance and reinsurance markets that included the recruitment of new insurance and reinsurance management teams and an equity capital infusion of $763.2 million. In April 2002, we completed an offering of common shares and received net proceeds of $179.2 million and, in September 2002, we received proceeds of $74.3 million from the exercise of class A warrants by our principal shareholders and certain other investors. In March 2004, we completed an offering of common shares and received net proceeds of approximately $179 million and, in May 2004, we completed an offering of senior notes and received net proceeds of approximately $296 million.

Critical Accounting Policies, Estimates and Recent Accounting Pronouncements

The preparation of consolidated financial statements requires us to make many estimates and judgments that affect the reported amounts of assets, liabilities (including reserves), revenues and expenses, and related disclosures of contingent liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, insurance and other reserves, reinsurance recoverables, allowance for doubtful accounts, investment valuations, intangible assets, bad debts, income taxes, contingencies and litigation. We base our estimates on historical experience, where possible, and on various other assumptions that we believe to be reasonable under the circumstances, which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates and judgments for a relatively new insurance and reinsurance company, like our company, are even more difficult to make than those made in a mature company since limited historical information has been reported to us through June 30, 2004. Actual results will differ from these estimates and such differences may be material. We believe that the following critical accounting policies require our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

In accordance with industry practice, we also maintain incurred-but-not-reported (“IBNR”) reserves. Such reserves are established to provide for incurred claims which have not yet been reported to an insurer or reinsurer at the financial statement date as well as to actuarially adjust for any projected variance in case reserving.

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

In establishing the reserves for losses and loss adjustment expenses, we have made various assumptions relating to the pricing of our reinsurance contracts and insurance policies and have also considered available historical industry experience and current industry conditions. Our reserving method to date has primarily been the expected loss method, which is commonly applied when limited loss experience exists. We select the initial expected loss and loss adjustment expense ratios based on information derived by our underwriters and actuaries during the initial pricing of the business, supplemented by industry data where appropriate. These ratios consider, among other things, rate increases and changes in terms and conditions that have been observed in the market. Any estimates and assumptions made as part of the reserving process could prove to be inaccurate due to several factors, including the fact that limited historical information has been reported to us through June 30, 2004. Reinsurance operations by their nature add further complexity to the reserving process in that there is an inherent additional lag in the timing and reporting of a loss event to a reinsurer from an insured or ceding company through a broker. As actual loss information is reported to us and we develop our own loss experience, our reserving methods will also include other actuarial techniques. It is possible that claims in respect of events that have occurred could exceed our reserves and have a material adverse effect on our results of operations in a future period or our financial condition in general.

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

At June 30, 2004, our reserves for losses and loss adjustment expenses, net of unpaid losses and loss adjustment expenses recoverable, by type and by operating division were as follows:

	(Unaudited)
	June 30, 2004
(U.S. dollars in thousands)	Reinsurance	Insurance	Total

Case reserves	$250,589	$118,662	$369,251
IBNR reserves	1,044,996	781,396	1,826,392
Total net reserves	$1,295,585	$900,058	$2,195,643

We do not have significant exposure to pre-2002 liabilities, such as asbestos-related illnesses and other long-tail liabilities and, to date, we have experienced a relatively low level of reported claims activity in most of our business, particularly in our longer tail exposures, such as casualty, executive assurance and professional liability, which have longer time periods during which claims are reported and paid. Our limited history does not provide any meaningful trend information. See “—Results of Operations—Segment Information” for a discussion of prior year development of loss reserves.

Premium Revenues and Related Expenses

Insurance premiums written are generally recorded at the policy inception and are primarily earned on a pro rata basis in accordance with the terms of the policies for all products. Premiums written include estimates in our program business and aviation business. The amount of such insurance premium estimates included in premiums receivable and other assets at June 30, 2004 was $32.4 million. Unearned premium reserves represent the portion of premiums written that relates to the unexpired terms of in-force insurance policies.

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

The amount of reinsurance premium estimates included in premiums receivable and the amount of related acquisition expenses by type of business was as follows at June 30, 2004:

	(Unaudited)
	June 30, 2004
(U.S. dollars in thousands)	Gross Amount	Acquisition Expenses	Net Amount

Casualty.	$189,476	$(60,269)	$129,207
Other specialty	106,702	(16,601)	90,101
Property excluding property catastrophe	83,164	(26,455)	56,709
Marine and aviation	45,295	(9,821)	35,474
Non-traditional	6,666	(2,350)	4,316
Property catastrophe	5,120	(1,290)	3,830
Total	$436,423	$(116,786)	$319,637

Reinsurance premium estimates are reviewed at least quarterly, based on management’s detailed review by treaty, comparing actual reported premiums to expected ultimate premiums along with a review of the aging and collection of premium estimates. Prior to such review, our underwriters periodically have discussions with brokers and ceding companies as to the realization of the expected premium. Based on management’s review, the appropriateness of the premium estimates is evaluated, and any adjustment to these estimates is recorded in the period in which it becomes known.

Adjustments to original premium estimates could be material and such adjustments could directly and significantly impact earnings favorably or unfavorably in the period they are determined because the subject premium may be fully or substantially earned. A significant portion of amounts included as premiums receivable, which represent estimated premiums written, net of commissions, is not currently due based on the terms of the underlying contracts. Due to the above process, management believes that the premium estimates included in premiums receivable will be collectible and, therefore, no provision for doubtful accounts has been recorded on the premium estimates at June 30, 2004.

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

Certain assumed reinsurance contracts, which pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 113, “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration

Contracts,” issued by the Financial Accounting Standards Board (“FASB”), are deemed, for financial reporting purposes, not to transfer insurance risk, are accounted for using the deposit method of accounting as prescribed in Statement of Position (“SOP”) 98-7, “Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk.” Management exercises significant judgment in the assumptions used in determining whether assumed contracts should be accounted for as reinsurance contracts under SFAS No. 113 or deposit insurance contracts under SOP 98-7. For those contracts that contain an element of underwriting risk, the estimated profit margin is deferred and amortized over the contract period and such amount is included in our underwriting results. When the estimated profit margin is explicit, the margin is reflected as fee income, and when the estimated profit margin is implicit it is reflected as an offset to paid losses. For those contracts that do not transfer an element of underwriting risk, the estimated profit is reflected in earnings over the estimated settlement period using the interest method and such profit is included in investment income. Additional judgments are required when applying the accounting guidance as set forth in SOP 98-7 with respect to the revenue recognition criteria for contracts deemed not to transfer insurance risk.

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

Collection of Insurance-Related Balances

We are subject to credit risk with respect to our reinsurance ceded because the ceding of risk to reinsurers or retrocessionaires does not relieve us of our liability to the clients or companies we insure or reinsure. We are also subject to risks based upon the possibility that loss payments could occur earlier than the receipt of related reinsurance recoverables. If the financial condition of our reinsurers or retrocessionaires deteriorates, resulting in an impairment of their ability to make payments, we will provide for probable losses resulting from our inability to collect amounts due from such parties, as appropriate. We are also subject to credit risk from our alternative market products, such as rent-a-captive risk-sharing programs, which allow a client to retain a significant portion of its loss exposure without the administrative costs and capital commitment required to establish and operate its own captive. In certain of these programs, we participate in the operating results by providing excess reinsurance coverage and earn commissions and management fees. In addition, we write program business on a risk-sharing basis with managing general agents or brokers, which may be structured with commissions which are contingent on the underwriting results of the program. While we attempt to obtain collateral from such parties in an amount sufficient to guarantee their projected financial obligations to us, there is no guarantee that such collateral will be sufficient to secure their actual ultimate obligations. We evaluate the credit worthiness of all the reinsurers we cede business to, particularly focusing on those reinsurers that are assigned an A.M. Best rating lower than “A-” (excellent) or those that are designated as “NR” (not rated). If our analysis indicates that there is significant uncertainty regarding the collectibility of amounts due from reinsurers, managing general agents, brokers and other clients, we will record a provision for doubtful accounts. At June 30, 2004 and December 31, 2003, our reserve for doubtful accounts was approximately $2.6 million and $3.0 million, respectively.

Approximately 75.8% of our premiums receivable of $602.9 million at June 30, 2004 represented amounts not yet due while amounts in excess of 90 days overdue were 1.8% of the total. Approximately 3.8% of paid losses and loss adjustment expenses recoverable of $23.2 million were in excess of 90 days overdue at June 30, 2004.

Valuation Allowance

We record a valuation allowance to reduce certain of our deferred income tax assets to the amount that is more likely than not to be realized. We have considered future taxable income and feasible tax planning strategies in assessing the need for a valuation allowance. In the event we determine that we would not be able to realize all or part of our deferred income tax assets in the future, an adjustment to the deferred income tax assets would be charged to income in the period such determination was made. In addition, if we subsequently assessed that the valuation allowance was no longer needed, a benefit would be recorded to income in the period in which such determination was made. At June 30, 2004, we have a valuation allowance of $1.4 million against a deferred income tax asset in one of our subsidiaries that currently does not have a business plan to produce significant future taxable income.

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

In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and Emerging Issues Task Force No. 03-01, “The Meaning of Other-than-Temporary Impairment and its Application to Certain Investments,” we periodically review our investments to determine whether a decline in fair value below the amortized cost basis is other than temporary. Our process for identifying declines in the fair value of investments that are other than temporary involves consideration of several factors. These factors include (i) the time period in which there has been a significant decline in value, (ii) an analysis of the liquidity, business prospects and overall financial condition of the issuer, (iii) the significance of the decline and (iv) our intent and ability to hold the investment for a sufficient period of time for the value to recover. Where our analysis of the above factors results in the conclusion that declines in fair values are other than temporary, the cost of the securities is written down to fair value and the previously unrealized loss is therefore reflected as a realized loss.

With respect to securities where the decline in value is determined to be temporary and the security’s value is not written down, a subsequent decision may be made to sell that security and realize a loss. As mentioned above, we consider our intent and ability to hold a security until the value recovers in the process of evaluating whether a security with an unrealized loss represents an other than temporary decline. However, this factor, on its own, is not determinative as to whether we will recognize an impairment charge. We believe our ability to hold such securities is supported by our positive cash flow from operations where we can generate sufficient liquidity in order to meet our claims payment obligations arising from our underwriting operations without selling such investments. Cash flow from operating activities was $843.4 million for the six months ended June 30, 2004 and $1.61 billion for the year ended December 31, 2003. However, subsequent decisions on security sales are made within the context of overall risk monitoring, changing information and assessing value relative to other comparable securities. While our external investment managers may, at a given point in time, believe the preferred course of action is to hold securities until such losses are recovered, the dynamic nature of the portfolio management may result in a subsequent decision to sell the security and realize the loss, based upon a change in market and other factors. We believe these subsequent decisions are consistent with the classification of our investment portfolio as available for sale.

Stock Issued to Employees

We have adopted the provisions of APB Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” and related interpretations in accounting for employee stock options because the alternative fair value accounting provided for under SFAS No. 123, “Accounting for Stock-Based Compensation,” requires the use of option valuation models that we believe were not developed for use in valuing employee stock options. Accordingly, under APB No. 25, compensation expense for stock option grants is recognized only to the extent that the fair value of the underlying stock exceeds the exercise price of the option at the measurement date.

For restricted shares granted, we record deferred compensation equal to the market value of the shares at the measurement date, which is amortized and primarily charged to income as non-cash compensation over the vesting period. These restricted shares are recorded as outstanding upon issuance (regardless of any vesting period). See “—Results of Operations—Non-Cash Compensation.” We repurchase shares, from time to time, from employees and directors in order to facilitate the payment of withholding taxes on restricted shares granted.

Goodwill and Intangible Assets

We assess whether goodwill and intangible assets are impaired by comparing the fair value of each reporting unit to its carrying value, including goodwill and intangible assets. We estimate the fair value of each reporting unit by using various methods, including a review of the estimated discounted cash flows expected to be generated by the reporting unit in the future. Such methods include a number of assumptions, including the uncertainty regarding future results and the discount rates used. If the reporting unit’s fair value is greater than its carrying value, goodwill and intangible assets are not impaired. Impairment occurs when the implied fair value of a reporting unit’s goodwill and intangible assets are less than its carrying value. The implied fair value of goodwill and intangible assets is determined by deducting the fair value of a reporting unit’s identifiable assets and liabilities from the fair value of the reporting unit as a whole. We conduct the impairment test annually. Additional impairment assessments may be performed on an interim basis if we encounter events or changes in circumstances indicating that more likely than not the carrying value of goodwill and intangible assets has been impaired.

Recent Accounting Pronouncements

See note 3, “Accounting Pronouncements,” of the notes accompanying our consolidated financial statements.

Results of Operations—Three Months Ended June 30, 2004 and 2003

The following table sets forth net income and earnings per share data:

	(Unaudited)
	Three Months Ended June 30,
(U.S. dollars in thousands, except share data)	2004	2003

Net income	$104,282	$61,784
Diluted net income per share	$1.42	$0.91
Diluted weighted average shares outstanding	73,500,041	67,728,798

Net income increased to $104.3 million for the 2004 second quarter, compared to $61.8 million for the 2003 second quarter. The increase in net income was primarily due to a significant increase in the underwriting results of both our reinsurance and insurance operations, as discussed in “—Segment Information” below. In addition, net income increased due to growth in investment income as a result of the investment of cash flows provided by operating activities and our capital raising activities during the first half of 2004. Our net income for the 2004 second quarter represented a 20.6% return on average equity, compared to a 16.2% return on average equity for the 2003 second quarter. Basic earnings per share data has not been presented herein as it does not include the significant number of preference shares outstanding in 2004 and 2003.

Diluted weighted average shares outstanding, which is used in the calculation of net income per share, increased by 5.8 million shares, or 8.5%, from the 2003 second quarter to the 2004 second quarter. Most of the increase in diluted weighted average shares outstanding was due to the full weighting of 4.7 million shares issued in our March 2004 stock offering. Also contributing were increases in the dilutive effects of stock options and nonvested restricted stock calculated using the treasury stock method. Under such method, the dilutive impact of options and nonvested stock on diluted weighted average shares outstanding fluctuates as the market price of our common shares changes. In addition, part of the increase resulted from the exercise of stock options during 2003 and 2004 and the vesting of restricted shares.

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

Reinsurance Division

The following table sets forth our reinsurance division’s underwriting results:

	(Unaudited)
	Three Months Ended June 30,
(U.S. dollars in thousands)	2004	2003

Gross premiums written	$382,987	$337,038
Net premiums written	364,271	323,520

Net premiums earned	$378,874	$317,504
Other underwriting-related fee income	56	1,801
Losses and loss adjustment expenses	(218,479)	(203,797)
Acquisition expenses, net	(98,265)	(73,702)
Other operating expenses	(10,380)	(7,663)
Underwriting income	$51,806	$34,143

Underwriting Ratios
Loss ratio	57.7%	64.2%
Acquisition expense ratio	25.9%	23.2%
Other operating expense ratio	2.7%	2.4%
Combined ratio	86.3%	89.8%

Underwriting Income.  The reinsurance division’s underwriting income increased to $51.8 million for the 2004 second quarter, compared to $34.1 million for the 2003 second quarter, due to an improvement in the reinsurance division’s combined ratio and a higher level of net premiums earned. The combined ratio for the reinsurance division was 86.3% for the 2004 second quarter, compared to 89.8% for the 2003 second quarter. The components of the reinsurance division’s underwriting income are discussed below.

Premiums Written.  Gross premiums written for our reinsurance division increased by 13.6% to $383.0 million for the 2004 second quarter, compared to $337.0 million for the 2003 second quarter. We are currently retaining substantially all of our reinsurance premiums written. We do, however, participate in “common account” retrocessional arrangements for certain treaties. Such arrangements reduce the effect of individual or aggregate losses to all companies participating on such treaties, including the reinsurer, such as us, and the ceding company. We will continue to evaluate our retrocessional requirements.

Net premiums written for our reinsurance division increased by 12.6% to $364.3 million for the 2004 second quarter, compared to $323.5 million for the 2003 second quarter, primarily due to increases in casualty and U.S. regional property business. A significant portion of the growth in premiums written was attributable to an increase in estimated premiums on business originally recorded in prior periods. For the 2004 second quarter, 78.9% and 21.1% of net premiums written were generated from pro rata contracts and excess of loss treaties, respectively, compared to 75.8% and 24.2% for the 2003 second quarter. Pro rata contracts are typically written at a lower loss ratio and higher expense ratio than excess of loss business. In certain cases, the reinsurance division writes pro rata contracts where the underlying business consists of excess of loss treaties. Approximately 39.9% of amounts included in the pro rata contracts written are related to excess of loss treaties for the 2004 second quarter. For information regarding net premiums written produced by type of business and geographic location, refer to note 4, “Segment Information,” of the notes accompanying our consolidated financial statements.

Net Premiums Earned.  Net premiums earned for our reinsurance division increased to $378.9 million for the 2004 second quarter, compared to $317.5 million for the 2003 second quarter, reflecting an increased contribution from casualty business. Net premiums earned reflect period to period changes in net premiums written, including the mix and type of business. For the 2004 second quarter, 73.9% and 26.1% of net premiums earned were generated from pro rata contracts and excess of loss treaties, respectively, compared to 66.1% and 33.9% for the 2003 second quarter.

Other Underwriting-Related Fee Income.  Certain assumed reinsurance contracts are deemed, for financial reporting purposes, not to transfer insurance risk, and are accounted for using the deposit method of accounting. For those contracts that contain an element of underwriting risk, the estimated profit margin is deferred and amortized over the contract period. When the estimated profit margin is explicit, the margin is reflected as fee income. We recorded $56,000 of fee income on such contracts for the 2004 second quarter, compared to $1.8 million for the 2003 second quarter.

Losses and Loss Adjustment Expenses.  Losses and loss adjustment expenses incurred for our reinsurance division in the 2004 second quarter were $218.5 million, or 57.7% of net premiums earned, compared to $203.8 million, or 64.2%, for the 2003 second quarter. The loss ratio for the 2004 second quarter benefited from estimated net favorable development in prior year reserves of $16.9 million, or a 4.5 point reduction in the loss ratio. Both the frequency and severity of reported losses have been less than the levels anticipated for property and other short-tail business at December 31, 2003, which, in turn, led to a decrease in the reinsurance division’s loss ratio during the 2004 second quarter. In addition, primarily as a result of the commutation of certain treaties, the reinsurance division experienced favorable development in its non-traditional business of approximately $9.5 million, or a 2.5 point reduction in the loss ratio, which was partially offset by an increase in acquisition expenses of $7.8 million, or a 2.0 point increase in the acquisition expense ratio.

In addition, in its reserving process in 2002 and 2003, the reinsurance division recognized that there is a possibility that the assumptions made could prove to be inaccurate due to several factors primarily related to the start up nature of its operations. Due to the availability of additional data, and based on reserve analyses, it was determined that it was no longer necessary to continue to include such factors in the reserving process. This resulted in a 1.9 point decline in the loss ratio from the 2003 second quarter to the 2004 second quarter. Except as discussed above, the estimated favorable development in the reinsurance division’s prior year reserves did not reflect any significant changes in the key assumptions we made to estimate these reserves at March 31, 2004. The remainder of the change in the loss ratio for the 2004 second quarter, compared to the 2003 second quarter, resulted from changes in the mix of business earned. For a discussion of the reserves for losses and loss adjustment expenses, please refer to the section above entitled “—Critical Accounting Policies, Estimates and Recent Accounting Pronouncements—Reserves for Losses and Loss Adjustment Expenses.”

Underwriting Expenses.  The reinsurance division’s acquisition expense ratio for the 2004 second quarter was 25.9%, compared to 23.2% for the 2003 second quarter. The increase was primarily due to additional profit commissions recorded in the reinsurance division’s non-traditional business as discussed above. The other operating expense ratio increased to 2.7% for the 2004 second quarter, compared to 2.4% for the 2003 second quarter, reflecting additional expenses incurred in 2004 as a result of the continued development of the reinsurance division’s operating platform.

Insurance Division

The following table sets forth our insurance division’s underwriting results:

	(Unaudited)
	Three Months Ended June 30,
(U.S. dollars in thousands)	2004	2003

Gross premiums written	$465,516	$379,607
Net premiums written	313,375	236,482

Net premiums earned	$344,525	$191,352
Policy-related fee income	3,608	3,562
Other underwriting-related fee income	296	—
Losses and loss adjustment expenses	(218,416)	(127,536)
Acquisition expenses, net	(38,624)	(21,918)
Other operating expenses	(54,524)	(30,402)
Underwriting income	$36,865	$15,058

Underwriting Ratios
Loss ratio	63.4%	66.6%
Acquisition expense ratio (1)	10.2%	9.6%
Other operating expense ratio	15.8%	15.9%
Combined ratio	89.4%	92.1%

(1)               The acquisition expense ratio is adjusted to include policy-related fee income.

Underwriting Income.  The insurance division’s underwriting income was $36.9 million for the 2004 second quarter, compared to $15.1 million for the 2003 second quarter, due to an improvement in the insurance division’s combined ratio and a higher level of net premiums earned. The combined ratio for the insurance division was 89.4% for the 2004 second quarter, compared to 92.1% for the 2003 second quarter. The components of the insurance division’s underwriting income are discussed below.

Premiums Written.  Gross premiums written for our insurance division increased by 22.6% to $465.5 million for the 2004 second quarter, compared to $379.6 million for the 2003 second quarter. For purposes of limiting our risk of loss, our insurance division reinsures a portion of its exposures, paying to reinsurers a part of the premiums received on the policies it writes. For the 2004 second quarter, ceded premiums written represented approximately 32.7% of gross premiums written, compared to 37.7% for the 2003 second quarter. The insurance division entered into a reinsurance agreement to cede 30% of certain program business with effective dates of April 1, 2004 and later. Such agreement will result in an increase in ceded premiums written and a decrease in net premiums written retained by our program business.

Net premiums written for our insurance division increased by 32.5% to $313.4 million for the 2004 second quarter, compared to $236.5 million for the 2003 second quarter. Gross and net premiums written in the 2004 second quarter were higher than in the 2003 second quarter primarily as a result of an increase in the number of policies written in most lines of business. The increase in net premiums written of 32.5% was higher than the 22.6% increase in gross premiums written due, in part, to a lower level of ceded premiums in the insurance division’s healthcare line of business in the 2004 period. In the 2003 second quarter, approximately $16.0 million of ceded premiums relating to reinsurance arrangements covering the six months ended June 30, 2003 were recorded, resulting in negative net premiums written in the 2003 period. The remainder was due to changes in retention and mix of business. For information regarding net premiums written produced by type of business and geographic location, refer to note 4, “Segment Information,” of the notes accompanying our consolidated financial statements.

Net Premiums Earned.  Net premiums earned for our insurance division increased to $344.5 million for the 2004 second quarter, compared to $191.4 million for the 2003 second quarter. Net premiums earned reflect period to period changes in net premiums written, including the mix of business.

Policy-Related Fee Income.  Policy-related fee income for our insurance division was $3.6 million in both the 2004 and 2003 second quarters. Such amounts were earned primarily on our non-standard automobile business.

Other Underwriting-Related Fee Income.  Other underwriting-related fee income for our insurance division was $296,000 for the 2004 second quarter. Such amount related to a retroactive portion of a reinsurance agreement entered into during the 2003 fourth quarter pursuant to which we assumed certain surety contracts that were effective prior to October 1, 2003.

Losses and Loss Adjustment Expenses.  Losses and loss adjustment expenses incurred for our insurance division in the 2004 second quarter were $218.4 million, or 63.4% of net premiums earned, compared to $127.5 million, or 66.6%, for the 2003 second quarter. The decrease in the 2004 second quarter loss ratio compared to the 2003 second quarter primarily resulted from better experience recorded in property and other short-tail lines and changes in the mix of business earned. For a discussion of the reserves for losses and loss adjustment expenses, please refer to the section above entitled “—Critical Accounting Policies, Estimates and Recent Accounting Pronouncements—Reserves for Losses and Loss Adjustment Expenses.”

Underwriting Expenses.  The acquisition expense ratio for our insurance division is calculated net of policy-related fee income and is influenced by, among other things, (1) the amount of ceding commissions received from unaffiliated reinsurers and (2) the amount of business written on a surplus lines (non-admitted) basis. The acquisition expense ratio was 10.2% for the 2004 second quarter (net of 1.0 points of policy-related fee income), compared to 9.6% for the 2003 second quarter (net of 1.9 points of policy-related fee income).

The other operating expense ratio for the 2004 second quarter was 15.8%, compared to 15.9% for the 2003 second quarter. While aggregate operating expenses were higher for the 2004 second quarter compared to the 2003 second quarter in connection with the growth in gross premiums written, the operating expense ratio was slightly lower in the 2004 second quarter primarily due to the growth in net premiums earned in the 2004 period.

Net Investment Income

Net investment income was $32.8 million for the 2004 second quarter, compared to $19.8 million for the 2003 second quarter. The increase in net investment income for the 2004 second quarter was due to the significant increase in our invested assets primarily resulting from cash flow provided by operating activities and our capital raising activities during the first half of 2004. Our pre-tax and after-tax investment yields, respectively, for the 2004 second quarter were 2.9% and 2.7%, compared to 3.3% and 2.9% for the 2003 second quarter. These yields were calculated based on the amortized cost of the portfolio. Yields on future investment income may vary based on financial market conditions, investment allocation decisions and other factors.

Net Realized Gains or Losses

Following is a summary of net realized gains (losses):

	(Unaudited)
	Three Months Ended June 30,
(U.S. dollars in thousands)	2004	2003

Fixed maturities	$(5,493)	$3,798
Privately held securities	1,404	91
Other	1,768	—
Total	$(2,321)	$3,889

Our investment portfolio is classified as available for sale. Currently, our portfolio is actively managed to maximize total return within certain guidelines. In assessing returns under this approach, we include net investment income, net realized gains and losses and unrealized gains and losses generated by our investment portfolio. The effect of financial market movements on the investment portfolio will directly impact net realized gains and losses as the portfolio is adjusted and rebalanced. Our total return for the 2004 second quarter was (1.42%), compared to 2.14% for the 2003 second quarter.

In connection with the offering of senior notes completed in May 2004, we entered into a forward starting swap as an economic hedge in order to lessen interest rate risk from April 15, 2004 to the closing of the debt offering. The forward swap hedge, a derivative investment, was terminated on April 29, 2004 and resulted in a gain of $1.4 million. This derivative did not meet the criteria for hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and was recorded as a net realized gain in the 2004 second quarter, included in “Other” in the table above.

During the 2004 second quarter and 2003 second quarter, we realized gross losses from the sale of fixed maturities of $7.9 million and $413,000, respectively. With respect to those securities that were sold at a loss, the following is an analysis of the gross realized losses based on the period of time those securities had been in an unrealized loss position:

	(Unaudited)
	Three Months Ended June 30,
(U.S. dollars in thousands)	2004	2003

Less than 6 months	$7,842	$355
At least 6 months but less than 12 months	18	9
Over 12 months	—	49
Total	$7,860	$413

The fair values of such securities sold at a loss during the 2004 second quarter and 2003 second quarter were $893 million and $58 million, respectively. We did not record an impairment on securities that were purchased and subsequently sold at a loss during the 2004 second quarter. For a discussion of our accounting for investments, please refer to the section above entitled “—Critical Accounting Policies, Estimates and Recent Accounting Pronouncements—Investments.”

Interest Expense

Interest expense of $4.6 million for the 2004 second quarter was incurred in connection with our revolving credit facility borrowings outstanding until May 2004 and our senior notes outstanding beginning in May 2004. In May 2004, we completed a public offering of $300 million principal amount of 7.35% senior notes due May 1, 2034 and received net proceeds of approximately $296 million. We used $200 million of the net proceeds to repay all amounts outstanding under our existing credit facility and the remaining net proceeds were used to support the underwriting activities of our insurance and reinsurance subsidiaries and for other general corporate purposes.

Other

Other fee income, net of related expenses, represents revenues and expenses provided by our non-underwriting operations. Included in other (loss) income for the 2004 second quarter is a charge of $4.5 million resulting from a write down of the carrying value of Hales & Company Inc. (“Hales”), our merchant banking subsidiary. During the 2004 second quarter, we entered into negotiations to sell Hales and currently anticipate that such transaction will close in the 2004 third quarter. See note 14, “Goodwill and Intangible Assets,” of the notes accompanying our consolidated financial statements. Other (loss) income also includes income generated by our investments in privately held securities. At June 30, 2004, we held four investments in privately held securities, of which one investment is accounted for under the equity method of accounting. Under the equity method, we record a proportionate share of the investee company’s net income or loss based on our ownership percentage in such investment, which amounted to income of $74,000 for the 2004 second quarter, compared to income of $587,000 for the 2003 second quarter. In July 2004, we sold the privately held security for which we used equity method accounting. Other expenses primarily represent certain holding company costs necessary to support our growing worldwide insurance and reinsurance operations and costs associated with operating as a publicly-traded company.

Net Foreign Exchange Gains or Losses

Net foreign exchange gains for the 2004 second quarter of $5,503,000 consisted of net unrealized gains of $5,959,000 and net realized losses of $456,000, and net foreign exchange gains for the 2003 second quarter of $1,761,000 consisted of net unrealized gains of $1,052,000 and net realized gains of $709,000. Foreign exchange gains and losses vary with fluctuations in currency rates and result from the translation of foreign denominated monetary assets and liabilities. These foreign exchange gains and losses could add significant volatility to our net income in future periods.

Non-Cash Compensation

Restricted Stock

Non-cash compensation expense for the 2004 second quarter was $2.8 million, compared to $3.5 million for the 2003 second quarter. Absent significant additional restricted share grants, non-cash compensation expense is currently expected to be approximately $2.4 million and $1.5 million during the remaining two quarters of 2004, respectively.

Stock Options

As discussed above under the caption “—Critical Accounting Policies, Estimates and Recent Accounting Pronouncements—Stock Issued to Employees,” we have elected to continue to account for stock-based compensation in accordance with APB No. 25 and have provided the required additional pro forma disclosures. Such pro forma information has been determined as if we had accounted for our employee stock options under the fair value method of SFAS No. 123. The fair value of employee stock options has been estimated at the date of grant using the Black-Scholes option valuation model. See note 2, “Stock Options,” of the notes accompanying our consolidated financial statements.

For purposes of the required pro forma information, the estimated fair value of employee stock options is amortized to expense over the options’ vesting period. The weighted average fair value of options granted during the 2004 and 2003 second quarters was $323,000 and $238,000, respectively. Had we accounted for our employee stock options under the fair value method, our net income per share would have been adjusted to the pro forma amounts indicated below; however, the expensing of stock options would have had no impact on our shareholders’ equity.

	(Unaudited)
	Three Months Ended June 30,
(U.S. dollars in thousands, except share data)	2004	2003

Net income, as reported	$104,282	$61,784
Total stock-based employee compensation expense under fair value method, net of income taxes	(427)	(1,547)
Pro forma net income	$103,855	$60,237

Earnings per share – basic:
As reported	$3.26	$2.36
Pro forma	$3.24	$2.30
Earnings per share – diluted:
As reported	$1.42	$0.91
Pro forma	$1.41	$0.89

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

In March 2004, the FASB released an exposure draft, “Share-Based Payment-an Amendment of Statements No. 123 and 95” (the “Proposed Statement”), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The Proposed Statement would eliminate the ability to account for share-based compensation transactions using the intrinsic method under APB No. 25 and, generally, would require instead that such transactions be accounted for using a fair-value-based method. The Proposed Statement would be applied to public entities prospectively for fiscal years beginning after December 15, 2004, as if all share-based compensation awards granted, modified, or settled after December 15, 1994 had been accounted for using the fair-value-based method of accounting. With respect to transition, (i) for all vested stock option awards, no recognition is required in the income statement, (ii) for non-vested awards previously granted and outstanding, the unrecognized compensation expense will be recognized in the income statement based on the initial value assigned under the Black-Scholes model and (iii) for new awards granted in fiscal years beginning after December 15, 2004, valuation would be performed under the guidance of the new rules. We will evaluate the impact of the Proposed Statement upon issuance by the FASB.

Income Taxes

Our effective tax rates may fluctuate from period to period based on the relative mix of income reported by jurisdiction primarily due to the varying tax rates in each jurisdiction. Our quarterly tax provision is adjusted to reflect changes in our expected annual effective tax rates, if any. The effective tax rate on income before income taxes was 4.3% for the 2004 second quarter, compared to 9.6% for the 2003 second quarter. The reduction in the effective tax rates in the 2004 period resulted from a change in the relative mix of income reported by jurisdiction.

At June 30, 2004, we have a valuation allowance of $1.4 million against a deferred income tax asset in one of our subsidiaries that currently does not have a business plan to produce significant future taxable income. See note 9, “Income Taxes,” of the notes accompanying our consolidated financial statements, and “—Critical Accounting Policies, Estimates and Recent Accounting Pronouncements—Valuation Allowance.”

Results of Operations—Six Months Ended June 30, 2004 and 2003

The following table sets forth net income and earnings per share data:

	(Unaudited)
	Six Months Ended June 30,
(U.S. dollars in thousands, except share data)	2004	2003

Net income	$191,737	$114,270
Diluted net income per share	$2.69	$1.70
Diluted weighted average shares outstanding	71,336,798	67,381,859

Net income increased to $191.7 million for the six months ended June 30, 2004, compared to $114.3 million for the six months ended June 30, 2003. The increase in net income was primarily due to a significant increase in the underwriting results of both our reinsurance and insurance operations, as discussed in “—Segment Information” below. In addition, net income increased due to growth in our investment income as a result of the investment of cash flows from 2003 and 2004. Our net income for the six months ended June 30, 2004 represented a 20.5% return on average equity, compared to a 15.4% return on average equity for the six months ended June 30, 2003. Basic earnings per share data has not been presented herein as it does not include the significant number of preference shares outstanding in 2004 and 2003.

Diluted weighted average shares outstanding, which is used in the calculation of net income per share, increased by 4.0 million shares, or 5.9%, from the six months ended June 30, 2003 to the six months ended June 30, 2004. A majority of the increase in diluted weighted average shares outstanding was due to the partial weighting of 4.7 million shares issued in our March 2004 stock offering. Also contributing were increases in the dilutive effects of stock options and nonvested restricted stock calculated using the treasury stock method. In addition, part of the increase resulted from the weighted average impact of the exercise of stock options during 2003 and 2004 and the vesting of restricted shares.

Segment Information

Reinsurance Division

The following table sets forth our reinsurance division’s underwriting results:

	(Unaudited)
	Six Months Ended June 30,
(U.S. dollars in thousands)	2004	2003

Gross premiums written	$948,726	$899,699
Net premiums written	915,159	870,956

Net premiums earned	$761,924	$583,451
Other underwriting-related fee income	376	3,728
Losses and loss adjustment expenses	(438,296)	(367,712)
Acquisition expenses, net	(205,393)	(138,368)
Other operating expenses	(19,651)	(13,782)
Underwriting income	$98,960	$67,317

Underwriting Ratios
Loss ratio	57.5%	63.0%
Acquisition expense ratio	27.0%	23.7%
Other operating expense ratio	2.6%	2.4%
Combined ratio	87.1%	89.1%

Underwriting Income.  The reinsurance division’s underwriting income increased to $99.0 million for the six months ended June 30, 2004, compared to $67.3 million for the six months ended June 30, 2003, due to an improvement in the reinsurance division’s combined ratio and a higher level of net premiums earned. The combined ratio for the reinsurance division was 87.1% for the six months ended June 30, 2004, compared to 89.1% for the six months ended June 30, 2003. The components of the reinsurance division’s underwriting income are discussed below.

Premiums Written.  Gross premiums written for our reinsurance division increased by 5.4% to $948.7 million for the six months ended June 30, 2004, compared to $899.7 million for the six months ended June 30, 2003. We are currently retaining substantially all of our reinsurance premiums written. Net premiums written for our reinsurance division increased by 5.1% to $915.2 million for the six months ended June 30, 2004, compared to $871.0 million for the six months ended June 30, 2003. For the six months ended June 30, 2004, 66.8% and 33.2% of net premiums written were generated from pro rata contracts and excess of loss treaties, respectively, compared to 64.0% and 36.0% for the six months ended June 30, 2003. Pro rata contracts are typically written at a lower loss ratio and higher expense ratio than excess of loss business. In certain cases, the reinsurance division writes pro rata contracts where the underlying business consists of excess of loss treaties. Approximately 33.3% of amounts included in the pro rata contracts written are related to excess of loss treaties for the six months ended June 30, 2004. For information regarding net premiums written produced by type of business and geographic location, refer to note 4, “Segment Information,” of the notes accompanying our consolidated financial statements.

Net Premiums Earned.  Net premiums earned for our reinsurance division increased to $761.9 million for the six months ended June 30, 2004, compared to $583.5 million for the six months ended June 30, 2003. Net premiums earned reflect period to period changes in net premiums written, including the mix and type of business. For the six months ended June 30, 2004, 74.1% and 25.9% of net premiums earned were generated from pro rata contracts and excess of loss treaties, respectively, compared to 65.0% and 35.0% for the six months ended June 30, 2003.

Other Underwriting-Related Fee Income.  Certain assumed reinsurance contracts are deemed, for financial reporting purposes, not to transfer insurance risk, and are accounted for using the deposit method of accounting. For those contracts that contain an element of underwriting risk, the estimated profit margin is deferred and amortized over the contract period. When the estimated profit margin is explicit, the margin is reflected as fee income. We recorded $376,000 of fee income on such contracts for the six months ended June 30, 2004, compared to $3.7 million for the six months ended June 30, 2003.

Losses and Loss Adjustment Expenses.  Losses and loss adjustment expenses incurred for our reinsurance division in the six months ended June 30, 2004 were $438.3 million, or 57.5% of net premiums earned, compared to $367.7 million, or 63.0%, for the six months ended June 30, 2003. The six months ended June 30, 2004 results included losses of approximately $8.1 million, or 1.1 points of the loss ratio, from the Algerian natural gas plant explosion in January 2004. The loss ratio for the six months ended June 30, 2004 benefited from estimated net favorable development in prior year reserves of $22.0 million, or a 2.9 point reduction in the loss ratio. Both the frequency and severity of reported losses have been less than the levels anticipated for property and other short-tail business at December 31, 2003, which, in turn, led to a decrease in the reinsurance division’s loss ratio during the six months ended June 30, 2004. In addition, primarily as a result of the commutation of certain treaties, the reinsurance division experienced estimated favorable development in non-traditional business of approximately $28.2 million, or a 3.7 point reduction in the loss ratio, which was partially offset by an increase in acquisition expenses of $21.7 million, or a 2.8 point increase in the acquisition expense ratio.

In addition, in its reserving process in 2002 and 2003, the reinsurance division recognized that there is a possibility that the assumptions made could prove to be inaccurate due to several factors primarily related to the start up nature of its operations. Due to the availability of additional data, and based on reserve analyses, it was determined that it was no longer necessary to continue to include such factors in the reserving process. This resulted in a 2.3 point decline in the loss ratio from the six months ended June 30, 2003 to the six months ended June 30, 2004. Except as discussed above, the estimated favorable development in the reinsurance division’s prior year reserves did not reflect any significant changes in the key assumptions we made to estimate these reserves at December 31, 2003. The remainder of the change in the loss ratio for the six months ended June 30, 2004, compared to the six months ended June 30, 2003, resulted from changes in the mix of business earned. For a discussion of the reserves for losses and loss adjustment expenses, please refer to the section above entitled “—Critical Accounting Policies, Estimates and Recent Accounting Pronouncements—Reserves for Losses and Loss Adjustment Expenses.”

Underwriting Expenses.  The acquisition expense ratio for the six months ended June 30, 2004 was 27.0%, compared to 23.7% for the six months ended June 30, 2003. The increase in the acquisition ratio was primarily due to additional profit commissions recorded in the reinsurance division’s non-traditional business discussed above. The other operating expense ratio increased to 2.6% for the six months ended June 30, 2004, compared to 2.4% for the six months ended June 30, 2003, reflecting additional expenses incurred in 2004 as a result of the continued development of the reinsurance division’s operating platform.

Insurance Division

The following table sets forth our insurance division’s underwriting results:

	(Unaudited)
	Six Months Ended June 30,
(U.S. dollars in thousands)	2004	2003

Gross premiums written	$947,085	$724,913
Net premiums written	646,075	465,909

Net premiums earned	$669,301	$329,856
Policy-related fee income	7,393	6,775
Other underwriting-related fee income	424	—
Losses and loss adjustment expenses	(428,213)	(226,749)
Acquisition expenses, net	(84,352)	(35,404)
Other operating expenses	(97,783)	(52,491)
Underwriting income	$66,770	$21,987

Underwriting Ratios
Loss ratio	64.0%	68.7%
Acquisition expense ratio (1)	11.5%	8.7%
Other operating expense ratio	14.6%	15.9%
Combined ratio	90.1%	93.3%

(1)               The acquisition expense ratio is adjusted to include policy-related fee income.

Underwriting Income.  The insurance division’s underwriting income was $66.8 million for the six months ended June 30, 2004, compared to $22.0 million for the six months ended June 30, 2003, due to an improvement in the insurance division’s combined ratio and a higher level of net premiums earned. The combined ratio for the insurance division was 90.1% for the six months ended June 30, 2004, compared to 93.3% for the six months ended June 30, 2003. The components of the insurance division’s underwriting income are discussed below.

Premiums Written.  Gross premiums written for our insurance division increased by 30.6% to $947.1 million for the six months ended June 30, 2004, compared to $724.9 million for the six months ended June 30, 2003. For the six months ended June 30, 2004, ceded premiums written represented approximately 31.8% of gross premiums written, compared to 35.7% for the six months ended June 30, 2003.

Net premiums written for our insurance division increased by 38.7% to $646.1 million for the six months ended June 30, 2004, compared to $465.9 million for the six months ended June 30, 2003. Gross and net premiums written in the six months ended June 30, 2004 were higher in most lines of business than in the six months ended June 30, 2003 as a result of an increase in the number of policies written in most lines of business. The increase in net premiums written of 38.7% was higher than the 30.6% increase in gross premiums written primarily due to changes in retention and mix of business. For information regarding net premiums written produced by type of business and geographic location, refer to note 4, “Segment Information,” of the notes accompanying our consolidated financial statements.

Net Premiums Earned.  Net premiums earned for our insurance division increased to $669.3 million for the six months ended June 30, 2004, compared to $329.9 million for the six months ended June 30, 2003. Net premiums earned reflect period to period changes in net premiums written, including the mix of business.

Policy-Related Fee Income.  Policy-related fee income for our insurance division was $7.4 million for the six months ended June 30, 2004, compared to $6.8 million for the six months ended June 30, 2003. Such amounts were earned primarily on our non-standard automobile business.

Other Underwriting-Related Fee Income.  Other underwriting-related fee income for our insurance division was $424,000 for the six months ended June 30, 2004. Such amount related to a retroactive portion of a reinsurance agreement entered into during the 2003 fourth quarter pursuant to which we assumed certain surety contracts that were effective prior to October 1, 2003.

Losses and Loss Adjustment Expenses.  Losses and loss adjustment expenses incurred for our insurance division in the six months ended June 30, 2004 were $428.2 million, or 64.0% of net premiums earned, compared to $226.7 million, or 68.7%, for the six months ended June 30, 2003. The decrease in the loss ratio for the six months ended June 30, 2004 compared to the six months ended June 30, 2003 primarily resulted from better experience recorded in property and other short-tail lines. In addition, estimated net favorable development in prior year reserves in property and other short-tail business of $1.8 million reduced the insurance division’s loss ratio by 0.3 points. The remainder of the decrease in the six months ended June 30, 2004 loss ratio compared to the six months ended June 30, 2003 primarily resulted from changes in the mix of business earned. For a discussion of the reserves for losses and loss adjustment expenses, please refer to the section above entitled “—Critical Accounting Policies, Estimates and Recent Accounting Pronouncements—Reserves for Losses and Loss Adjustment Expenses.”

Underwriting Expenses.  The acquisition expense ratio for our insurance division is calculated net of policy-related fee income and is influenced by, among other things, (1) the amount of ceding commissions received from unaffiliated reinsurers and (2) the amount of business written on a surplus lines (non-admitted) basis. The acquisition expense ratio was 11.5% for the six months ended June 30, 2004 (net of 1.1 points of policy-related fee income), compared to 8.7% for the six months ended June 30, 2003 (net of 2.1 points of policy-related fee income).

The other operating expense ratio for the six months ended June 30, 2004 was 14.6%, compared to 15.9% for the six months ended June 30, 2003. While aggregate operating expenses were higher for the six months ended June 30, 2004 compared to the six months ended June 30, 2003 in connection with the growth in gross premiums written, the operating expense ratio decreased primarily due to the growth in net premiums earned in the 2004 period.

Net Investment Income

Net investment income was $57.4 million for the six months ended June 30, 2004, compared to $38.2 million for the six months ended June 30, 2003. The increase in net investment income for the six months ended June 30, 2004 was due to the significant increase in our invested assets primarily resulting from cash flow provided by operating activities and our capital raising activities during the first half of 2004. Our pre-tax and after-tax investment yields, respectively, for the six months ended June 30, 2004 were 2.7% and 2.5%, compared to 3.4% and 3.0% for the six months ended June 30, 2003.

Net Realized Gains or Losses

Following is a summary of net realized gains (losses):

	(Unaudited)
	Six Months Ended June 30,
(U.S. dollars in thousands)	2004	2003

Fixed maturities	$3,044	$7,733
Privately held securities	1,142	457
Other	2,394	1,898
Total	$6,580	$10,088

Our total return for the six months ended June 30, 2004 was 0.07%, compared to 3.67% for the six months ended June 30, 2003. As noted earlier, we realized a $1.4 million gain in the 2004 second quarter in connection with a forward swap hedge, a derivative investment, which is included in “Other” in the table above. During the six months ended June 30, 2003, we recorded a realized gain, shown as “Other” in the table above, on proceeds received from a class action lawsuit related to a publicly traded equity security which we previously owned and for which we had recorded a significant realized loss in a prior year.

During the six months ended June 30, 2004 and six months ended June 30, 2003, we realized gross losses from the sale of fixed maturities of $7.9 million and $1.2 million, respectively. With respect to those securities that were sold at a loss, the following is an analysis of the gross realized losses based on the period of time those securities had been in an unrealized loss position:

	(Unaudited)
	Six Months Ended June 30,
(U.S. dollars in thousands)	2004	2003

Less than 6 months	$7,912	1,030
At least 6 months but less than 12 months	18	27
Over 12 months	—	128
Total	$7,930	$1,185

The fair values of such securities sold at a loss during the six months ended June 30, 2004 and six months ended June 30, 2003 were $1.04 billion and $128 million, respectively. We did not record an impairment on securities that were purchased and subsequently sold at a loss during the six months ended June 30, 2004. For a discussion of our accounting for investments, please refer to the section above entitled “—Critical Accounting Policies, Estimates and Recent Accounting Pronouncements—Investments.”

Other

Included in other income (loss) for the six months ended June 30, 2004 is a charge of $4.5 million resulting from a write down of the carrying value of Hales. See note 14, “Goodwill and Intangible Assets,” of the notes accompanying our consolidated financial statements. Other income (loss) also includes income generated by our investments in privately held securities, which amounted to $1.1 million for the six months ended June 30, 2004, compared to $1.7 million for the six months ended June 30, 2003. Other expenses primarily represent certain holding company costs necessary to support our growing worldwide insurance and reinsurance operations and costs associated with operating as a publicly-traded company.

Interest Expense

Interest expense of $6.0 million for the six months ended June 30, 2004 was incurred in connection with our revolving credit facility borrowings outstanding until May 2004 and our senior notes outstanding beginning in May 2004.

Net Foreign Exchange Gains or Losses

Net foreign exchange gains for the six months ended June 30, 2004 of $184,000 consisted of net unrealized gains of $449,000 and net realized losses of $265,000, and net foreign exchange gains for the six months ended June 30, 2003 of $2,811,000 consisted of net unrealized gains of $1,647,000 and net realized gains of $1,164,000. Foreign exchange gains and losses vary with fluctuations in currency rates and result from the translation of foreign denominated monetary assets and liabilities. These foreign exchange gains and losses could add significant volatility to our net income in future periods.

Non-Cash Compensation

Restricted Stock

Non-cash compensation expense was $5.4 million for the six months ended June 30, 2004, compared to $7.8 million for the six months ended June 30, 2003.

Stock Options

For purposes of the required pro forma information, the estimated fair value of employee stock options is amortized to expense over the options’ vesting period. The weighted average fair value of options granted during the six months ended June 30, 2004 and 2003 was $547,000 and $924,000, respectively. Had we accounted for our employee stock options under the fair value method, our net income per share would have been adjusted to the pro forma amounts indicated below; however, the expensing of stock options would have had no impact on our shareholders’ equity.

	(Unaudited)
	Six Months Ended June 30,
(U.S. dollars in thousands, except share data)	2004	2003

Net income, as reported	$191,737	$114,270
Total stock-based employee compensation expense under fair value method, net of income taxes	(937)	(3,292)
Pro forma net income	$190,800	$110,978

Earnings per share – basic:
As reported	$6.47	$4.38
Pro forma	$6.43	$4.25
Earnings per share – diluted:
As reported	$2.69	$1.70
Pro forma	$2.67	$1.65

Income Taxes

The effective tax rate on income before income taxes was 7.6% for the six months ended June 30, 2004, compared to 11.2% for the six months ended June 30, 2003. The reduction in the effective tax rate in the 2004 period resulted from a change in the relative mix of income reported by jurisdiction. See note 9, “Income

Taxes,” of the notes accompanying our consolidated financial statements, and “—Critical Accounting Policies, Estimates and Recent Accounting Pronouncements—Valuation Allowance.”

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

On a consolidated basis, our aggregate invested assets, including cash and short-term investments, totaled $4.76 billion at June 30, 2004 compared to $3.72 billion at December 31, 2003. ACGL’s readily available cash, short-term investments and marketable securities, excluding amounts held by our regulated insurance and reinsurance subsidiaries, totaled $8.2 million at June 30, 2004, compared to $10.6 million at December 31, 2003.

The ability of our regulated insurance and reinsurance subsidiaries to pay dividends or make distributions is dependent on their ability to meet applicable regulatory standards. Under Bermuda law, Arch Reinsurance Ltd. (“Arch Re Bermuda”) is required to maintain a minimum solvency margin (i.e., the amount by which the value of its general business assets must exceed its general business liabilities) equal to the greatest of (1) $100,000,000, (2) 50% of net premiums written (being gross premiums written by us less any premiums ceded by us, but we may not deduct more than 25% of gross premiums when computing net premiums written) and (3) 15% of loss and other insurance reserves. Arch Re Bermuda is prohibited from declaring or paying any dividends during any financial year if it is not in compliance with its minimum solvency margin. In addition, Arch Re Bermuda is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files, at least seven days before payment of such dividends, with the Bermuda Monetary Authority an affidavit stating that it will continue to meet the required margins. In addition, Arch Re Bermuda is prohibited, without prior approval of the Bermuda Monetary Authority, from reducing by 15% or more its total statutory capital, as set out in its previous year’s statutory financial statements. At December 31, 2003, Arch Re Bermuda had statutory capital and surplus as determined under Bermuda law of $1.43 billion (including ownership interests in its subsidiaries). Accordingly, 15% of Arch Re Bermuda’s capital, or approximately $214.7 million, is available for dividends during 2004 without prior approval under Bermuda law, as discussed above. Our U.S. insurance and reinsurance subsidiaries, on a consolidated basis, may not pay any significant dividends or distributions during 2004 without prior regulatory approval. In addition, the ability of our insurance and reinsurance subsidiaries to pay dividends is also constrained by our dependence on financial strength ratings from independent rating agencies. Our ratings from these agencies depend to a large extent on the capitalization levels of our insurance and reinsurance subsidiaries.

We are required to maintain assets on deposit with various regulatory authorities to support our insurance and reinsurance operations. The assets on deposit are available to settle insurance and reinsurance liabilities to third parties. We also have investments in segregated portfolios primarily to provide collateral or guarantees for letters of credit to third parties. At June 30, 2004 and December 31, 2003, such amounts approximated $434.0 million and $289.7 million, respectively. In addition, Arch Re Bermuda maintains assets in trust accounts to support insurance and reinsurance transactions with affiliated U.S. companies. At June 30, 2004 and December 31, 2003, such amounts approximated $1.61 billion and $1.12 billion, respectively.

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

Cash flow from operating activities on a consolidated basis are provided by premiums collected, fee income, investment income and collected reinsurance recoverables, offset by losses and loss adjustment expense payments, reinsurance premiums paid, operating costs and current taxes paid. Consolidated cash provided by operating activities was $843.4 million for the six months ended June 30, 2004, compared to $667.9 million for the six months ended June 30, 2003. The increase in cash flow was primarily due to the growth in premium volume and a low level of claim payments due, in part, to the limited history of our insurance and reinsurance operations.

We monitor our capital adequacy on a regular basis. The future capital requirements of our business will depend on many factors, including our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover losses. Our ability to underwrite is largely dependent upon the quality of our claims paying and financial strength ratings as evaluated by independent rating agencies. In particular, we require (1) sufficient capital to maintain our financial strength ratings, as issued by several ratings agencies, at a level considered necessary by management to enable our key operating subsidiaries to compete; (2) sufficient capital to enable its underwriting subsidiaries to meet the capital adequacy tests performed by statutory agencies in the U.S. and other key markets; (3) letters of credit and other forms of collateral that are required by our non-U.S. operating companies that are “non-admitted” under U.S. state insurance regulations; and (4) revolving credit to meet short-term liquidity needs.

To the extent that our existing capital is insufficient to fund our future operating requirements or maintain such ratings, we may need to raise additional funds through financings or limit our growth. If we are not able to obtain adequate capital, our business, results of operations and financial condition could be adversely affected, which could include, among other things, the following possible outcomes: (1) potential downgrades in the financial strength ratings assigned by ratings agencies to our operating subsidiaries, which could place those operating subsidiaries at a competitive disadvantage compared to higher-rated competitors; (2) reductions in the amount of business that our operating subsidiaries are able to write in order to meet capital adequacy-based tests enforced by statutory agencies; and (3) any resultant ratings downgrades could, among other things, affect our ability to write business and increase the cost of bank credit and letters of credit.

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

We have access to letter of credit facilities for up to $300.0 million as of June 30, 2004. When issued under the letter of credit facilities, such letters of credit are secured by a portion of our investment portfolio. At June 30, 2004, we had approximately $270.9 million in outstanding letters of credit under the letter of credit facilities which were secured by investments totaling $297.6 million. We were in compliance with all covenants contained in the agreements for such letters of credit facilities at June 30, 2004. The letter of credit facilities expire in August 2004 and November 2004. It is anticipated that the letter of credit facilities will be renewed (or replaced) on expiry, but such renewal (or replacement) will be subject to the availability of credit from banks which we utilize. In connection with the pursuit of such renewal (or replacement), the expiration date of the letter of credit facility that expires in August 2004 was extended to September 10, 2004. In the event such support is insufficient, we could be required to provide alternative security to cedents. This could take the form of additional insurance trusts supported by our investment portfolio or funds withheld using our cash resources. If we are unable to post security in the form of letters of credit or trust funds when required under such regulations, our operations could be significantly and negatively affected. In addition to letters of credit, we have and may establish insurance trust accounts in the U.S. and Canada to secure our reinsurance amounts payable as required. At June 30, 2004, CAD $31.9 million had been set aside in Canadian trust accounts. See “—Contractual Obligations and Commercial Commitments—Letter of Credit Facilities” for a description of the credit facilities.

In September 2003, we entered into an unsecured credit facility with a syndicate of banks which provides for the borrowing of up to $300.0 million. The credit facility is in the form of a 364-day revolving credit agreement that may be converted by us into a two-year term loan at expiration. During the 2004 second quarter, the $200 million in outstanding credit facility borrowings outstanding at March 31, 2004 were repaid. At June 30, 2004, there were no borrowings outstanding under the credit facility. The facility is available to provide capital in support of our growing insurance and reinsurance businesses, as well as other general corporate purposes. We are required to comply with certain covenants under the credit facility agreement. These covenants require, among other things, that we (i) maintain a debt to shareholders’ equity ratio of not greater than 0.35 to 1; (ii) maintain shareholders’ equity in excess of $1.0 billion plus 40% of future aggregate net income (not including any future net losses) and 40% of future aggregate capital raising proceeds; and (iii) that our principal insurance and reinsurance subsidiaries maintain at least a “B++” rating from A.M. Best. We were in compliance with all covenants contained in the credit facility agreement at June 30, 2004. The credit facility expires in September 2004. It is anticipated that a substitute facility will be available at or shortly after the expiration of the existing credit facility, but such arrangement will be subject to the availability of credit from banks which we utilize. See “—Contractual Obligations and Commercial Commitments—Credit Line” for a description of the credit facility.

In March 2004, we completed a public offering of 4,688,750 of our common shares and received net proceeds of approximately $179 million, net of transaction costs. The net proceeds of the offering were used to support the underwriting activities of our insurance and reinsurance subsidiaries and for other general corporate purposes.

In May 2004, we completed a public offering of $300 million principal amount of 7.35% senior notes due May 1, 2034 and received net proceeds of approximately $296 million. We used $200 million of the net proceeds to repay all amounts outstanding under our existing credit facility and the remaining net proceeds were used to support the underwriting activities of our insurance and reinsurance subsidiaries and for other general corporate purposes. See “—Contractual Obligations and Commercial Commitments—Senior Notes” for a description of the senior notes.

In May 2004, we capitalized our subsidiary, Arch Insurance Company (Europe) Limited (“Arch-Europe”), with £50 million British Pounds Sterling (or approximately $92 million). Shortly following such capitalization, the Financial Services Authority licensed Arch-Europe as an authorized insurer in the United Kingdom, and Arch-Europe commenced operating as an underwriting center for the insurance division. In the 2004 second quarter, we recorded a foreign currency translation adjustment loss of $1.4 million. Such amount is included as part of other comprehensive income and is related to foreign currency exchange rate movement in Arch-Europe’s operations, where the functional currency is not the U.S. dollar. The functional currency for Arch-Europe is British Pounds Sterling.

On July 2, 2004, we filed a universal shelf registration statement with the Securities and Exchange Commission. This registration statement replaces the $12.5 million unused portion of our previous shelf registration statement and will allow for the possible future offer and sale by us of up to $650 million of various types of securities, including unsecured debt securities, preference shares, common shares, warrants, share purchase contracts and units and depositary shares. The shelf registration statement, once declared effective, will enable us to cost effectively and efficiently access public debt and/or equity capital markets in order to meet our future capital needs. The registration statement on Form S-3 relating to these securities has been filed with the Securities and Exchange Commission but is not yet effective. In addition, we have an effective registration statement which allows selling shareholders to resell up to an aggregate of 9,892,594 common shares that they own (or may acquire upon the conversion of outstanding preference shares or warrants) in one or more offerings from time to time. We will not receive any proceeds from the shares offered by the selling shareholders. This report is not an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

We also announced that we have entered into a definitive agreement to sell our non-standard automobile insurance operations for a cash purchase price which approximates carrying value. If the transaction closes, it is expected that, during specified periods, we will provide substantial reinsurance to the subsidiaries transferred in the sale. The transaction is subject to obtaining applicable regulatory approvals and other customary closing conditions and is not expected to result in a material realized gain or loss.

We expect that our operational needs, including our anticipated insurance obligations and operating and capital expenditure needs, for the next twelve months, at a minimum, will be met by our balance of cash, short-term investments and our credit facilities, as well as by funds generated from underwriting activities and investment income and proceeds on the sale or maturity of our investments, or as described in the preceding paragraphs.

At June 30, 2004, our capital of $2.34 billion consisted of senior notes of $300.0 million, representing 12.8% of the total, and shareholders’ equity of $2.04 billion, representing 87.2% of the total. At December 31, 2003, our capital of $1.91 billion consisted of revolving credit facility borrowings of $200.0 million, representing 10.5% of the total, and shareholders’ equity of $1.71 billion, representing 89.5% of the total. The increase in our capital during 2004 was primarily attributable to the effects of net income for the six months ended June 30, 2004, net proceeds from the stock offering in March 2004 and the offering of senior notes in May 2004, partially offset by a decline of $54.0 million in the fair value of our investment portfolio, reflecting changes in the interest rate environment during the 2004 second quarter.

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

Reinsurance premium estimates are reviewed at least quarterly, based on management’s detailed review by treaty, comparing actual reported premiums to expected ultimate premiums along with a review of the aging and collection of premium estimates. In addition, our underwriters may confirm the realization of the expected premium in discussions with brokers and ceding companies. Based on management’s review, the appropriateness of the premium estimates is evaluated, and any adjustment to these estimates is recorded in the period in which it becomes known. Adjustments to original premium estimates could be material and such adjustments could directly and significantly impact earnings favorably or unfavorably in the period they are determined because the subject premium may be fully or substantially earned. A significant portion of amounts included as premiums receivable, which represent estimated premiums written, net of commissions, is not currently due based on the terms of the underlying contracts. Due to the above process, management believes that the premium estimates included in premiums receivable will be collectible and, therefore, no provision for doubtful accounts has been recorded on the premium estimates at June 30, 2004.

Reinsurance Protection and Recoverables

For purposes of limiting our risk of loss, we reinsure a portion of our exposures, paying to reinsurers a part of the premiums received on the policies we write, and we may also use retrocessional protection. For the six months ended June 30, 2004, ceded premiums written represented approximately 14.5% of gross premiums written, compared to 13.0% for the six months ended June 30, 2003.

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

We monitor the financial condition of our reinsurers and attempt to place coverages only with substantial, financially sound carriers. At June 30, 2004, approximately 81.6% of our reinsurance recoverables on paid and unpaid losses of $529.9 million (not including prepaid reinsurance premiums) were due from carriers which had an A.M. Best rating of “A-” or better. Our recoverable on paid and unpaid losses from Sentry Insurance a Mutual Company (“Sentry”) represented 4.2% of our total shareholders’ equity at June 30, 2004, as described below. No other reinsurance recoverables exceeded 3.4% of our total shareholders’ equity. The following table details our reinsurance recoverables at June 30, 2004:

	% of Total	A.M. Best Rating (1)

Sentry Insurance a Mutual Company (2)	16.3%	A+
Alternative market recoverables (3)	13.2%	NR
Everest Reinsurance Corporation	10.2%	A+
Lloyd’s of London syndicates (4)	8.3%	A-
Employers Reinsurance Corporation	5.9%	A
Swiss Reinsurance America Corporation	5.7%	A+
Allied World Assurance Company Ltd.	3.5%	A+
Odyssey America Reinsurance Corporation	3.3%	A
Federal Insurance Company	3.2%	A++
Berkley Insurance Company	2.9%	A
Gerling Global Reinsurance Corporation of America (5)	1.1%	NR
Lyndon Property Insurance Company (6)	0.9%	A-
Lumbermens Mutual Casualty Company	0.8%	D
PMA Capital Insurance Company	0.7%	B++
Workman’s Compensation Reinsurance Association (7)	0.6%	NR
Doctors Company An Interinsurance Exchange	0.4%	B++
Knight Insurance Company Ltd.	0.4%	B+
AXA Corporate Solutions Reinsurance Company	0.3%	B+
Trenwick America Reinsurance Corporation	0.1%	NR
All other (8)	22.2%
Total	100.0%

(1)                      The financial strength ratings are as of August 2, 2004 and were assigned by A.M. Best based on its opinion of the insurer’s financial strength as of such date. An explanation of the ratings listed in the table follows: the ratings of “A++” and “A+” are designated “Superior”; the “A” and “A-” ratings are designated “Excellent”; ratings of “B++” and “B+” are designated “Very Good”; and the “D” rating is designated “Poor.” Additionally, A.M. Best has five classifications within the “Not Rated” or “NR” category. Reasons for an “NR” rating being assigned by A.M. Best include insufficient data, size or operating experience, companies which are in run-off with no active business writings or are dormant, companies which disagree with their rating and request that a rating not be published or insurers that request not to be formally evaluated for the purposes of assigning a rating opinion.

(2)                      In connection with our acquisition of Arch Specialty Insurance Company (“Arch Specialty”) in February 2002, the seller, Sentry, agreed to assume all liabilities arising out of Arch Specialty’s business prior to the closing of the acquisition. In addition to the guarantee provided by Sentry, substantially all of the recoverable from Sentry is still subject to the original reinsurance agreements inuring to Arch Specialty and, to the extent Sentry fails to comply with its payment obligations to us, we may seek reimbursement from the third party reinsurers under such agreements.

(3)                      Includes amounts recoverable from separate cell accounts in our alternative markets unit. Substantially all of such amounts are collateralized with letters of credit or deposit funds.

(4)                      The A.M. Best group rating of “A-” (Excellent) has been applied to all Lloyd’s of London syndicates.

(5)                      Gerling Global Reinsurance Corporation of America is a stand-alone subsidiary of Gerling Globale Rückversicherungs-AG. Gerling Global Reinsurance Corporation of America reported that it had approximately $71 million of statutory policyholders’ surplus at December 31, 2003. Gerling Global Reinsurance Corporation of America is current in its payment obligations to us.

(6)                      In connection with our acquisition of Western Diversified Casualty Insurance Company (“Western Diversified”) in June 2003, the seller, Protective Life Corporation, and certain of its affiliates (including Lyndon Property Insurance Company) agreed to assume all liabilities arising out of Western Diversified’s business prior to the closing of the acquisition. The balance due from Lyndon Property Insurance Company reflected above includes all such amounts.

(7)                      Represents amounts recoverable from a mandatory pool for writing workers’ compensation coverage in the State of Minnesota, covering losses in excess of a specified amount on certain of our insurance business.

(8)                      The following table provides a breakdown of the “All other” category by A.M. Best rating:

Companies rated “A-” or better	21.4%
Companies not rated	0.8%
Total	22.2%

Natural and Man-Made Catastrophic Events

We have large aggregate exposures to natural and man-made catastrophic events. Catastrophes can be caused by various events, including, but not limited to, hurricanes, floods, windstorms, earthquakes, hailstorms, explosions, severe winter weather and fires. Catastrophes can also cause losses in non-property business such as workers’ compensation or general liability. In addition to the nature of property business, we believe that economic and geographic trends affecting insured property, including inflation, property value appreciation and geographic concentration tend to generally increase the size of losses from catastrophic events over time.

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

We seek to limit our loss exposure by writing a number of our reinsurance contracts on an excess of loss basis, adhering to maximum limitations on reinsurance written in defined geographical zones, limiting program size for each client and prudent underwriting of each program written. In the case of proportional treaties, we generally seek per occurrence limitations or loss ratio caps to limit the impact of losses from any one or series of events. We cannot be sure that any of these loss limitation methods will be effective. We also seek to limit our loss exposure by geographic diversification. Geographic zone limitations involve significant underwriting judgments, including the determination of the area of the zones and the inclusion of a particular policy within a particular zone’s limits. There can be no assurance that various provisions of our policies, such as limitations or exclusions from coverage or choice of forum, will be enforceable in the manner we intend. Disputes relating to coverage and choice of legal forum may also arise. Underwriting is inherently a matter of judgment, involving important assumptions about matters that are inherently unpredictable and beyond our control, and for which historical experience and probability analysis may not provide sufficient guidance. One or more catastrophic or other events could result in claims that substantially exceed our expectations, which could have a material adverse effect on our financial condition or our results of operations, possibly to the extent of eliminating our shareholders’ equity.

For our natural catastrophe exposed business, we seek to limit the amount of exposure we will assume from any one insured or reinsured and the amount of the exposure to catastrophe losses in any geographic zone. We monitor our exposure to catastrophic events, including earthquake and wind, and periodically reevaluate the estimated probable maximum pre-tax loss for such exposures. Our estimated probable maximum pre-tax loss is determined through the use of modeling techniques, but such estimate does not represent our total potential loss for such exposures. We seek to limit the probable maximum pre-tax loss to a specific level for severe catastrophic events. Currently, we generally seek to limit the probable maximum pre-tax loss to approximately 25% of total shareholders’ equity for a severe catastrophic event in any geographic zone that could be expected to occur once in every 250 years. There can be no assurances that we will not suffer pre-tax losses greater than 25% of total shareholders’ equity from one or more catastrophic events due to several factors, including the inherent uncertainties in estimating the frequency and severity of such events and the margin of error in making such determinations resulting from potential inaccuracies and inadequacies in the data provided by clients and brokers, the modeling techniques and the application of such techniques. In addition, depending on business opportunities and the mix of business that may comprise our insurance and reinsurance portfolio, we may seek to adjust our self-imposed limitations on probable maximum pre-tax loss for catastrophe exposed business.

Our insurance operations have purchased a reinsurance treaty which provides coverage for property catastrophe-related losses equal to 95% of the first $110 million in excess of a $50 million retention of such losses. In addition, our reinsurance operations have purchased reinsurance which primarily provides $30 million of coverage for any one occurrence and $90 million in the aggregate annually, for certain catastrophe-related losses in California, Florida, Europe and Japan. In the future, we may seek to purchase additional catastrophe or other reinsurance protection. The availability and cost of such reinsurance protection is subject to market conditions, which are beyond our control. As a result of market conditions and other factors, we may not be successful in obtaining such protection. See “—Reinsurance Protection and Recoverables” above.

Foreign Currency Exchange Rate Fluctuation

We write business on a worldwide basis, and our net income may be affected by fluctuations in foreign currency exchange rates as changes in foreign currency exchange rates can reduce our revenues and increase our liabilities and costs. The U.S. dollar is the functional currency for all of our subsidiaries except Arch-Europe, whose functional currency is British Pounds Sterling. In order to reduce our exposure to these exchange rate risks in 2004, we have invested and may continue to invest in securities denominated in currencies other than the U.S. dollar and British Pounds Sterling, including the Euro. We may suffer losses solely as a result of exchange rate fluctuations.

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

Financial strength and claims paying ratings from third party rating agencies are instrumental in establishing the competitive positions of companies in our industry. Periodically, rating agencies evaluate us to confirm that we continue to meet their criteria for the ratings assigned to us by them. Our reinsurance subsidiaries, Arch Reinsurance Company and Arch Re Bermuda, and our principal insurance subsidiaries, Arch Insurance Company, Arch Excess & Surplus Insurance Company and Arch Specialty, each currently has a financial strength rating of “A-” (Excellent) from A.M. Best. The “A-” rating is the fourth highest out of fifteen ratings assigned by A.M. Best. In connection with the pending sale of our non-standard automobile insurers, A.M. Best has placed the financial strength ratings of American Independent Insurance Company (current financial strength rating of “B+” (Very Good) from A.M. Best) and The Personal Service Insurance Co. (current financial strength rating of “A-” (Excellent) from A.M. Best) under review. The “B+” rating is the sixth highest out of fifteen ratings assigned by A.M. Best. We are in the process of obtaining financial strength ratings for Western Diversified, which currently has been assigned “NR-3” (Rating Procedure Inapplicable) from A.M. Best, and Arch-Europe.

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

Contractual Obligations and Commercial Commitments

Letter of Credit Facilities

We have access to letter of credit facilities (“LOC Facilities”) for up to $300.0 million as of June 30, 2004. The principal purpose of the LOC Facilities is to issue, as required, evergreen standby letters of credit in favor of primary insurance or reinsurance counterparties with which we have entered into reinsurance arrangements to ensure that such counterparties are permitted to take credit for reinsurance obtained from our reinsurance subsidiaries in United States jurisdictions where such subsidiaries are not licensed or otherwise admitted as an insurer, as required under insurance regulations in the United States. The amount of letters of credit issued is driven by, among other things, the timing and payment of catastrophe losses, loss development of existing reserves, the payment pattern of such reserves, the further expansion of our business and the loss experience of such business.

When issued under the LOC Facilities, such letters of credit are secured by a portion of our investment portfolio. In addition, the LOC Facilities also require the maintenance of certain financial covenants, with which we were in compliance at June 30, 2004. At such date, we had approximately $270.9 million in outstanding letters of credit under the LOC Facilities which were secured by investments totaling $297.6 million. We were in compliance with all covenants contained in the agreements for such LOC Facilities at June 30, 2004. In addition to letters of credit, we have and may establish insurance trust accounts in the U.S. and Canada to secure our reinsurance amounts payable as required. At June 30, 2004, CAD $31.9 million had been set aside in Canadian trust accounts.

The LOC Facilities expire in August 2004 and November 2004. It is anticipated that a substitute facility will be renewed (or replaced) on expiry, but such renewal (or replacement) will be subject to the availability of credit from banks which we utilize. In connection with the pursuit of such renewal (or replacement), the expiration date of the letter of credit facility that expires in August 2004 was extended to September 10, 2004. In the event such support is insufficient, we could be required to provide alternative security to cedents. This could take the form of additional insurance trusts supported by our investment portfolio or funds withheld using our cash resources. If we are unable to post security in the form of letters of credit or trust funds when required under such regulations, our operations could be significantly and negatively affected.

Credit Line

In September 2003, we entered into an unsecured credit facility with a syndicate of banks led by JPMorgan Chase Bank and Bank of America (the “Credit Facility”). The Credit Facility is in the form of a 364-day revolving credit agreement that may be converted by us into a two-year term loan at expiration. The Credit Facility provides for the borrowing of up to $300.0 million with interest at a rate selected by us equal to either (i) an adjusted London InterBank Offered Rate (LIBOR) plus a margin or (ii) an alternate base rate (“Base Rate”). The Base Rate is the higher of the rate of interest established by JPMorgan Chase Bank as its prime rate or the Federal Funds rate plus 0.5% per annum. The payment terms for amounts converted into a term loan at expiration are as follows: 16.66% due 12 months following expiration, 16.67% due 18 months following expiration and 66.67% due 24 months following expiration. The facility is available to provide capital in support of our growing insurance and reinsurance businesses, as well as other general corporate purposes.

We are required to comply with certain covenants under the Credit Facility agreement. These covenants require, among other things, that we (i) maintain a debt to shareholders’ equity ratio of not greater than 0.35 to 1; (ii) maintain shareholders’ equity in excess of $1.0 billion plus 40% of future aggregate net income (not including any future net losses) and 40% of future aggregate capital raising proceeds; and (iii) that our principal insurance and reinsurance subsidiaries maintain at least a “B++” rating from A.M. Best. We were in compliance with all covenants contained in the Credit Facility agreement at June 30, 2004. The Credit Facility expires in

September 2004. It is anticipated that a substitute facility will be available at or shortly after the expiration of the existing Credit Facility, but such arrangement will be subject to the availability of credit from banks which we utilize.

During the 2004 second quarter, the $200 million in outstanding Credit Facility borrowings outstanding at March 31, 2004 were repaid. At June 30, 2004, there were no borrowings outstanding under the Credit Facility. Interest expense paid in connection with the borrowing was $1.9 million for the six months ended June 30, 2004.

Senior Notes

In May 2004, we completed a public offering of $300 million principal amount of 7.35% senior notes (“Senior Notes”) due May 1, 2034 and received net proceeds of approximately $296 million. We will pay interest on the Senior Notes on May 1 and November 1 of each year. The first such payment will be made on November 1, 2004. We may redeem the Senior Notes at any time and from time to time, in whole or in part, at a “make-whole” redemption price. The Senior Notes are our senior unsecured obligations and rank equally with all of its existing and future senior unsecured indebtedness. The effective interest rate related to the Senior Notes, based on the net proceeds received, is approximately 7.46%. We used $200 million of the net proceeds from the offering to repay all amounts outstanding on the Credit Facility (see above) and the remaining proceeds were used to support the underwriting activities of our insurance and reinsurance subsidiaries and for other general corporate purposes.

Investments

At June 30, 2004, the fair value of our consolidated cash and invested assets was $4.76 billion, consisting of $272.2 million of cash and short-term investments, $4.46 billion of publicly traded fixed maturity securities and $24.2 million of privately held securities. At June 30, 2004, our fixed income portfolio, which includes fixed maturity securities and short-term investments, had an average Standard & Poor’s quality rating of “AA+” and an average duration of 3.6 years. During the 2004 second quarter, we purchased a comparable amount of U.S. treasury bonds with the same effective duration as the Senior Notes described above. This purchase had the effect of increasing the duration of our fixed income portfolio by 0.6 years. The balance of the increase in duration was effected as part of our decision during the 2004 second quarter to increase the target duration of the fixed income portfolio to 3.6 years, excluding the bonds purchased in connection with the offering of Senior Notes. The pre-tax yields on our fixed income portfolio were 2.9% for the 2004 second quarter and 2.7% for the six months ended June 30, 2004. The average yield to maturity at market value on our fixed income portfolio was 3.6% at June 30, 2004. The higher yield at June 30, 2004 reflects the increase in duration and the significant rise in rates during the 2004 second quarter.

Our fixed income investment portfolio is currently managed by external investment advisors under our direction in accordance with investment guidelines provided by us. Our current guidelines stress preservation of capital, market liquidity and diversification of risk.

We periodically review our investments to determine whether a decline in fair value below the amortized cost basis is other than temporary. Our process for identifying declines in the fair value of investments that are other than temporary involves consideration of several factors. These factors include (i) the time period in which there has been a significant decline in value, (ii) an analysis of the liquidity, business prospects and overall financial condition of the issuer, (iii) the significance of the decline and (iv) our intent and ability to hold the investment for a sufficient period of time for the value to recover. Where our analysis of the above factors results in the conclusion that declines in fair values are other than temporary, the cost of the securities is written down to fair value and the previously unrealized loss is therefore reflected as a realized loss. In March 2004, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus regarding EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The consensus provides guidance for evaluating whether an investment is other-than-temporarily impaired. The EITF 03-1 guidance for determining other-than-temporary impairment will be effective beginning with the 2004 third quarter. We are currently evaluating the impact that EITF 03-1 may have on our consolidated financial statements.

At June 30, 2004, we had gross and net unrealized losses on fixed maturity securities of $44.0 million and $25.4 million, respectively. At June 30, 2004, approximately 1,200 fixed maturity securities out of a total of approximately 1,800 securities were in an unrealized loss position. The largest single unrealized loss in our fixed maturity portfolio was $2.7 million. The information presented below for the gross unrealized losses on our fixed maturity securities at June 30, 2004 indicates the potential effect upon future earnings and financial position in the event management later concludes that some of the current declines in the fair value of such securities are other than temporary.

The following table provides an analysis of the length of time each of those securities with an unrealized loss at June 30, 2004 has been in a continual unrealized loss position:

(Unaudited)
June 30, 2004
(U.S. dollars in thousands)	Gross Unrealized Loss

Length of time in a continual unrealized loss position:
Less than six months	$41,430
At least six months but less than twelve months	1,049
At least twelve months but less than two years	1,563
Total	$44,042

The following table presents the Standard & Poor’s credit quality distribution of our fixed maturity securities at June 30, 2004:

	(Unaudited)
	June 30, 2004
(U.S. dollars in thousands)	Estimated Fair Value and Carrying Value	% of Total

Fixed Maturities:
AAA	$3,326,734	74.6%
AA	271,576	6.1%
A	620,825	13.9%
BBB	153,438	3.4%
BB	10,914	0.3%
B	73,990	1.6%
Lower than B	3,660	0.1%
Total	$4,461,137	100.0%

As part of our investment strategy, we seek to establish a level of cash and highly liquid short-term and intermediate-term securities which, combined with expected cash flow, is believed by us to be adequate to meet our foreseeable payment obligations. We currently do not utilize derivative financial instruments such as futures, forward contracts, swaps or options or other financial instruments with similar characteristics such as interest rate caps or floors and fixed-rate loan commitments, other than the forward starting swap which was entered into in connection with our Senior Notes, as described above in “—Contractual Obligations and Commercial

Commitments—Senior Notes.” Our portfolio includes investments, such as mortgage-backed securities, which are subject to prepayment risk. Our investments in mortgage-backed securities, which amounted to approximately $136.2 million at June 30, 2004, or 2.9% of cash and invested assets, are classified as available for sale and are not held for trading purposes. In addition, in the 2004 second quarter, we funded a significant portion of the $100 million of new cash flows that we intend to invest in a high yield fixed income portfolio.

Our privately held equity securities consist of securities issued by privately held companies that are generally restricted as to resale or are otherwise illiquid and do not have readily ascertainable market values. The risk of investing in such securities is generally greater than the risk of investing in securities of widely held, publicly traded companies. At June 30, 2004, our private equity portfolio consisted of four investments totaling $24.2 million in fair value, with additional investment portfolio commitments in an aggregate amount of approximately $0.4 million. We do not currently intend to make any significant investments in privately held securities over and above our current commitments. See note 7, “Investment Information,” of the notes accompanying our consolidated financial statements.

Book Value Per Share

The following book value per share calculations are based on shareholders’ equity of $2.04 billion and $1.71 billion at June 30, 2004 and December 31, 2003, respectively. The shares and per share numbers set forth below exclude the effects of stock options and Class B warrants. Diluted book value per share increased to $28.33 at June 30, 2004 from $25.52 at December 31, 2003. The increase in diluted per share book value was primarily attributable to our net income for the six months ended June 30, 2004. During the 2004 third quarter, 1,016,822 Series A convertible preference shares were converted to common shares.

	(Unaudited)
	June 30, 2004		December 31, 2003
	Outstanding Shares	Cumulative Book Value Per Share	Outstanding Shares	Cumulative Book Value Per Share
Common shares (1)	33,548,012	$36.72	28,200,372	$31.74
Series A convertible preference shares	38,364,972		38,844,665
Total shares	71,912,984	$28.33	67,045,037	$25.52

(1) Book value per common share at June 30, 2004 and December 31, 2003 was determined by dividing (i) the difference between total shareholders’ equity and the aggregate liquidation preference of the Series A convertible preference shares of $805.7 million and $815.7 million, respectively, by (ii) the number of common shares outstanding. Restricted common shares are included in the number of common shares outstanding as if such shares were issued on the date of grant.

Pursuant to the subscription agreement entered into in connection with the November 2001 capital infusion (the “Subscription Agreement”), in November 2005, there will be a calculation of a final adjustment basket based on (1) liabilities owed to Folksamerica (if any) under the Asset Purchase Agreement, dated as of January 10, 2000, between us and Folksamerica, and (2) specified tax and ERISA matters under the Subscription Agreement.

Market Sensitive Instruments and Risk Management

In accordance with the SEC’s Financial Reporting Release No. 48, we performed a sensitivity analysis to determine the effects that market risk exposures could have on the future earnings, fair values or cash flows of our financial instruments as of December 31, 2003. (See section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Sensitive Instruments and Risk

Management” included in our 2003 Annual Report on Form 10-K.) Market risk represents the risk of changes in the fair value of a financial instrument and is comprised of several components, including liquidity, basis and price risks. At June 30, 2004, material changes in market risk exposures that affect the quantitative and qualitative disclosures presented as of December 31, 2003 are as follows:

Interest Rate Risk

We consider the effect of interest rate movements on the market value of our fixed maturities and short-term investments and the corresponding change in unrealized appreciation. The following table summarizes the effect that an immediate, parallel shift in the U.S. interest rate yield curve would have at June 30, 2004:

	(Unaudited)
	Interest Rate Shift in Basis Points
(U.S. dollars in millions)	-100	-50	0	50	100

Total market value	$4,713.9	$4,627.9	$4,545.2	$4,465.5	$4,388.6
Market value change from base	3.71%	1.82%	—	(1.75)%	(3.44)%
Change in unrealized value	$168.7	$82.7	—	$(79.7)	$(156.5)

Foreign Currency Exchange Risk

Foreign currency rate risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates. A 10% depreciation of the U.S. dollar against other currencies under our outstanding contracts at June 30, 2004 would have resulted in unrealized losses of approximately $18.2 million and would have decreased diluted earnings per share by approximately $0.26 for the six months ended June 30, 2004. For further discussion on foreign exchange activity, please refer to “—Results of Operations—Net Foreign Exchange Gains or Losses.”

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

Forward-looking statements involve our current assessment of risks and uncertainties. Actual events and results may differ materially from those expressed or implied in these statements. Important factors that could cause actual events or results to differ materially from those indicated in such statements are discussed below, elsewhere in this report and in our periodic reports filed with the SEC, and include:

•            our ability to successfully implement our business strategy during “soft” as well as “hard” markets;

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

•            accuracy of those estimates and judgments utilized in the preparation of our financial statements, including those related to revenue recognition, insurance and other reserves, reinsurance recoverables, investment valuations, intangible assets, bad debts, income taxes, contingencies and litigation, for a relatively new insurance and reinsurance company, like our company, are even more difficult to make than those made in a mature company since limited historical information has been reported to us through June 30, 2004;

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

Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. As a result of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons or by collusion of two or more people. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. As a result of the inherent limitations in a cost-effective control system, misstatement due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the disclosure controls and procedures are met, and, as set forth above, the Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of June 30, 2004, that our disclosure controls and procedures were effective to provide reasonable assurance that the objectives of our disclosure control system were met.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

We, in common with the insurance industry in general, are subject to litigation and arbitration in the normal course of our business. As of June 30, 2004, we were not a party to any material litigation or arbitration other than as a part of the ordinary course of business in relation to claims activity, none of which is expected by management to have a significant adverse effect on our results of operations and financial condition and liquidity.

In 2003, the former owners of American Independent Insurance Holding Company (“American Independent”) commenced an action against ACGL, American Independent and certain of American Independent’s directors and officers and others seeking unspecified damages relating to the reorganization agreement pursuant to which we acquired American Independent in 2001. The reorganization agreement provided that, as part of the consideration for the stock of American Independent, the former owners would have the right to receive a limited, contingent payment from the proceeds, if any, from certain pre-existing lawsuits that American Independent had brought as plaintiff prior to its acquisition by us. The former owners alleged, among other things, that the defendants entered into the agreement without intending to honor their commitments under the agreement and are liable for securities and common law fraud, breach of contract and intentional infliction of emotional distress. ACGL and the other defendants have filed a motion to dismiss all claims, and strongly deny the validity of, and will continue to dispute, these allegations. Although no assurances can be made as to the resolution of these claims, management does not believe that any of these claims are meritorious.

Item 2.   Changes in Securities, Use of Proceeds and Issuer Purchase of Equity Securities

The following table summarizes ACGL’s purchases of its common shares for the 2004 second quarter:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plan or Programs

4/1/2004-4/30/2004	1,472	$42.96	—	—
5/1/2004-5/31/2004	5,340	$37.86	—	—
6/1/2004-6/30/2004	1,622	$39.57	—	—
Total	8,434	$38.94	—	—

(1)          ACGL repurchases shares, from time to time, from employees in order to facilitate the payment of withholding taxes on restricted shares granted. We purchased these shares at their fair market value, as determined by reference to the closing price of our common shares on the day the restricted shares vested. ACGL does not have any publicly announced plans or programs to repurchase its common shares.

Item 4.   Submission of Matters to a Vote of Security Holders

(a)           The annual meeting of shareholders (the “Annual Meeting”) of ACGL was held on May 5, 2004.

(b)          Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934.  There was no solicitation in opposition to management’s nominees as listed in ACGL’s proxy statement, dated April 5, 2004 (the “Proxy Statement”).

(c)           The shareholders of ACGL (1) elected Class III Directors to hold office until the 2007 annual meeting of shareholders or until their successors are elected or qualified, (2) elected certain individuals as Designated Company Directors of certain of ACGL’s non-U.S. subsidiaries and (3) ratified the selection of PricewaterhouseCoopers LLP as independent auditors for the fiscal year ending December 31, 2004.  Set forth below are the voting results for these proposals:

Election of Class III Directors of ACGL

	FOR	WITHHOLD

Robert Clements
Total:	68,291,122	286,336

Wolfe “Bill” H. Bragin
Total:	68,192,572	384,886

John L. Bunce, Jr.
Total:	67,460,793	1,116,665

Sean D. Carney
Total:	68,159,909	417,549

Election of Designated Directors of Non-U.S. Subsidiaries

	FOR	WITHHOLD

James J. Ansaldi
Total:	68,291,522	285,936

Graham B. Collis
Total:	68,300,272	277,186

Dwight R. Evans
Total:	68,291,522	285,936

Marc Grandisson
Total:	68,291,522	285,936

Paul B. Ingrey
Total:	68,291,522	285,936

Ralph E. Jones, III
Total:	68,291,522	285,936

Thomas G. Kaiser
Total:	68,291,522	285,936

Martin J. Nilsen
Total:	68,291,522	285,936

Debra O’Connor
Total:	68,207,722	369,736

Steven K. Parker
Total:	68,384,072	193,386

Robert Van Gieson
Total:	68,291,522	285,936

John D. Vollaro
Total:	68,207,722	369,736

Graham Ward
Total:	68,207,722	369,736

Robert C. Worme
Total:	68,384,072	193,386

Ratification of Selection of PricewaterhouseCoopers LLP as Independent Auditors

	FOR	AGAINST	ABSTAIN

Total:	68,253,365	320,383	3,710

Item 5.   Other Information

In accordance with Section 10a(i)(2) of the Securities Exchange Act of 1934, as amended, we are responsible for disclosing non-audit services to be provided by our independent auditor, PricewaterhouseCoopers LLP, which are approved by the Audit Committee of our board of directors.

During the six months ended June 30, 2004, the Audit Committee approved engagements of PricewaterhouseCoopers LLP for the following permitted non-audit services: tax services, tax consulting and tax compliance.

Item 6.   Exhibits and Reports on Form 8-K

(a)                          Exhibits.

Exhibit No.	Description

10.1

Stock Purchase Agreement, dated as of May 13, 2004, by and among Protective Underwriting Services, Inc., Arch Capital Holdings Ltd. and ACGL, as amended by Amendment No. 1, dated as of July 9, 2004, Amendment No. 2, dated as of July 13, 2004, Amendment No. 3, dated as of July 16, 2004, and Amendment No. 4, dated as of July 28, 2004.

10.2	Restricted Share Agreement, dated as of February 26, 2004, between ACGL and Dwight R. Evans.

10.3	Restricted Share Agreement, dated as of February 26, 2004, between ACGL and Marc Grandisson.

10.4	Restricted Share Agreement, dated as of February 26, 2004, between ACGL and Constantine Iordanou.

10.5	Restricted Share Unit Agreement, dated as of February 26, 2004, between ACGL and Ralph E. Jones, III.

10.6	Restricted Share Agreement, dated as of February 26, 2004, between ACGL and John Rathgeber.

10.7

Amendment No. 2, dated as of August 10, 2004, to Amended and Restated Letter of Credit and Reimbursement Agreement, dated as of August 12, 2003, by and among Arch Reinsurance Ltd., Arch Reinsurance Company, Arch Insurance Company, Fleet National Bank, Comerica Bank and Barclays Bank.

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

(b)                          Reports on Form 8-K.

ACGL submitted reports on Form 8-K during the 2004 second quarter on April 8, 2004 to announce certain promotions, on April 27, 2004 to announce a debt offering, on April 28, 2004 to furnish the 2004 first quarter earnings release issued by ACGL, on April 30, 2004 to announce pricing of the debt offering and on May 3, 2004 and May 7, 2004 principally to announce the closing of the debt offering and related matters. ACGL also submitted a report on Form 8-K on July 29, 2004 to furnish the 2004 second quarter earnings release issued by ACGL. Since the reports submitted on April 28, 2004 and July 29, 2004 contain information that was furnished, they are not incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCH CAPITAL GROUP LTD.
(REGISTRANT)

/s/ Constantine Iordanou
Date: August 9, 2004	Constantine Iordanou
President and Chief Executive Officer (Principal Executive Officer) and Director

/s/ John D. Vollaro
Date: August 9, 2004	John D. Vollaro
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1

Stock Purchase Agreement, dated as of May 13, 2004, by and among Protective Underwriting Services, Inc., Arch Capital Holdings Ltd. and ACGL, as amended by Amendment No. 1, dated as of July 9, 2004, Amendment No. 2, dated as of July 13, 2004, Amendment No. 3, dated as of July 16, 2004, and Amendment No. 4, dated as of July 28, 2004.

10.2	Restricted Share Agreement, dated as of February 26, 2004, between ACGL and Dwight R. Evans.

10.3	Restricted Share Agreement, dated as of February 26, 2004, between ACGL and Marc Grandisson.

10.4	Restricted Share Agreement, dated as of February 26, 2004, between ACGL and Constantine Iordanou.

10.5	Restricted Share Unit Agreement, dated as of February 26, 2004, between ACGL and Ralph E. Jones, III.

10.6	Restricted Share Agreement, dated as of February 26, 2004, between ACGL and John Rathgeber.

10.7

Amendment No. 2, dated as of August 10, 2004, to Amended and Restated Letter of Credit and Reimbursement Agreement, dated as of August 12, 2003, by and among Arch Reinsurance Ltd., Arch Reinsurance Company, Arch Insurance Company, Fleet National Bank, Comerica Bank and Barclays Bank.

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