Form 10-Q
period 2004-09-30
ARCH CAPITAL GROUP LTD
filed 2004-11-09
CIK 947484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Yes   ☒   No   ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☒   No   ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common shares as of the latest practicable date.

Class	Outstanding at November 5, 2004
Common Shares, $0.01 par value	34,774,241

ARCH CAPITAL GROUP LTD.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Arch Capital Group Ltd.:

We have reviewed the accompanying consolidated balance sheet of Arch Capital Group Ltd. and its subsidiaries as of September 30, 2004, and the related consolidated statements of income for each of the three and nine month periods ended September 30, 2004 and 2003, and the consolidated statements of comprehensive income, changes in shareholders’ equity and cash flows for each of the nine month periods ended September 30, 2004 and 2003. These interim consolidated financial statements are the responsibility of the Company’s management.

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

We previously audited in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2003, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended (not presented herein), and in our report dated February 13, 2004, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
New York, New York
November 3, 2004

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share data)

	(Unaudited)
	September 30, 2004	December 31, 2003
Assets
Investments:
Fixed maturities available for sale, at fair value (amortized cost: 2004, $5,049,129; 2003, $3,363,193)	$5,095,952	$3,398,424
Short-term investments available for sale, at fair value (amortized cost: 2004, $138,263; 2003, $228,816)	138,260	229,348
Privately held securities (cost: 2004, $17,937; 2003, $27,632)	23,292	32,476
Total investments	5,257,504	3,660,248

Cash	92,763	56,899
Accrued investment income	49,706	30,316
Premiums receivable	601,220	477,032
Funds held by reinsureds	203,818	211,944
Unpaid losses and loss adjustment expenses recoverable	623,317	409,451
Paid losses and loss adjustment expenses recoverable	20,231	18,549
Prepaid reinsurance premiums	260,332	236,061
Goodwill and intangible assets	31,423	35,882
Deferred income tax assets, net	43,443	33,979
Deferred acquisition costs, net	304,454	275,696
Other assets	170,317	139,264
Total Assets	$7,658,528	$5,585,321

Liabilities
Reserve for losses and loss adjustment expenses	$3,229,783	$1,951,967
Unearned premiums	1,565,097	1,402,998
Reinsurance balances payable	126,387	117,916
Senior notes	300,000	—
Revolving credit agreement borrowings	—	200,000
Deposit accounting liabilities	55,277	25,762
Other liabilities	253,530	175,949
Total Liabilities	5,530,074	3,874,592

Commitments and Contingencies

Shareholders’ Equity
Preference shares ($0.01 par value, 50,000,000 shares authorized, issued: 2004, 37,348,150; 2003, 38,844,665)	373	388
Common shares ($0.01 par value, 200,000,000 shares authorized, issued: 2004, 34,737,693; 2003, 28,200,372)	347	282
Additional paid-in capital	1,555,284	1,361,267
Deferred compensation under share award plan	(12,262)	(15,004)
Retained earnings	537,729	327,963
Accumulated other comprehensive income, net of deferred income tax	46,983	35,833
Total Shareholders’ Equity	2,128,454	1,710,729
Total Liabilities and Shareholders’ Equity	$7,658,528	$5,585,321

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(U.S. dollars in thousands, except share data)

	(Unaudited)		(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues
Net premiums written	$743,229	$774,167	$2,304,463	$2,111,032
Increase in unearned premiums	(7,821)	(165,211)	(137,830)	(588,769)
Net premiums earned	735,408	608,956	2,166,633	1,522,263
Net investment income	40,752	20,542	98,136	58,752
Net realized gains	13,503	11,366	20,083	21,454
Fee income	5,853	5,489	14,151	16,099
Other income (loss)	95	546	(3,248)	2,271
Total revenues	795,611	646,899	2,295,755	1,620,839

Expenses
Losses and loss adjustment expenses	561,602	391,974	1,428,111	986,435
Acquisition expenses	137,480	115,851	427,225	289,623
Other operating expenses	70,331	47,202	195,579	119,276
Interest expense	6,334	—	12,350	—
Net foreign exchange losses (gains)	1,787	(3,708)	1,603	(6,519)
Non-cash compensation	2,330	3,899	7,724	11,661
Total expenses	779,864	555,218	2,072,592	1,400,476

Income Before Income Taxes and Extraordinary Item	15,747	91,681	223,163	220,363

Income tax (benefit) expense	(2,282)	9,910	13,397	24,322

Income Before Extraordinary Item	18,029	81,771	209,766	196,041

Extraordinary gain – excess of fair value of net assets acquired over cost (net of $0 income tax)	—	816	—	816

Net Income	$18,029	$82,587	$209,766	$196,857

Net Income Per Share Data
Basic:
Income before extraordinary item	$0.55	$3.12	$6.82	$7.50
Extraordinary gain	—	$0.03	—	$0.03
Net income	$0.55	$3.15	$6.82	$7.53

Diluted:
Income before extraordinary item	$0.25	$1.21	$2.91	$2.90
Extraordinary gain	—	$0.01	—	$0.01
Net income	$0.25	$1.22	$2.91	$2.91

Weighted Average Shares Outstanding
Basic	32,985,085	26,255,775	30,770,428	26,153,718
Diluted	73,547,450	67,774,722	72,090,798	67,539,330

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(U.S. dollars in thousands)

	(Unaudited)
	Nine Months Ended September 30,
	2004	2003
Preference Shares
Balance at beginning of year	$388	$388
Converted to common shares	(15)	—
Balance at end of period	373	388

Common Shares
Balance at beginning of year	282	277
Common shares issued	50	4
Converted from preference shares	15	—
Balance at end of period	347	281

Additional Paid-in Capital
Balance at beginning of year	1,361,267	1,347,165
Common shares issued	189,542	5,666
Exercise of stock options	5,430	6,068
Common shares retired	(3,019)	(794)
Other	2,064	1,227
Balance at end of period	1,555,284	1,359,332

Deferred Compensation Under Share Award Plan
Balance at beginning of year	(15,004)	(25,290)
Restricted common shares issued	(7,395)	(4,762)
Deferred compensation expense recognized	10,137	11,973
Balance at end of period	(12,262)	(18,079)

Retained Earnings
Balance at beginning of year	327,963	47,372
Net income	209,766	196,857
Balance at end of period	537,729	244,229

Accumulated Other Comprehensive Income
Balance at beginning of year	35,833	41,332
Change in unrealized appreciation in value of investments, net of deferred income tax	12,735	8,756
Foreign currency translation adjustments	(1,585)	—
Balance at end of period	46,983	50,088

Total Shareholders’ Equity	$2,128,454	$1,636,239

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(U.S. dollars in thousands)

	(Unaudited)
	Nine Months Ended September 30,
	2004	2003
Comprehensive Income
Net income	$209,766	$196,857
Other comprehensive income, net of deferred income tax
Unrealized appreciation in value of investments:
Unrealized holding gains arising during period	28,948	28,071
Reclassification of net realized investment gains, net of income taxes, included in net income	(16,213)	(19,315)
Foreign currency translation adjustments	(1,585)	—
Other comprehensive income	11,150	8,756
Comprehensive Income	$220,916	$205,613

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	(Unaudited)
	Nine Months Ended September 30,
	2004	2003
Operating Activities
Net income	$209,766	$196,857
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized gains	(19,570)	(21,454)
Other loss (income)	3,248	(2,271)
Non-cash compensation	11,719	12,873
Excess of fair value of net assets acquired over cost	—	(816)
Changes in:
Reserve for losses and loss adjustment expenses, net of unpaid losses and loss adjustment expenses recoverable	1,063,950	820,862
Unearned premiums, net of prepaid reinsurance premiums	137,828	588,769
Premiums receivable	(124,188)	(252,421)
Deferred acquisition costs, net	(28,758)	(132,810)
Funds held by reinsureds	8,126	(126,551)
Reinsurance balances payable	8,471	21,740
Accrued investment income	(19,390)	(5,986)
Paid losses and loss adjustment expenses recoverable	(1,682)	(8,441)
Deferred income tax asset	(8,285)	(1,934)
Deposit accounting liabilities	29,515	17,903
Other liabilities	68,202	47,129
Other items, net	13,537	(7,360)
Net Cash Provided By Operating Activities	1,352,489	1,146,089

Investing Activities
Purchases of fixed maturity investments	(5,260,351)	(3,595,697)
Sales of fixed maturity investments	3,566,717	2,099,515
Sales of equity securities	13,332	7,801
Net sales of short-term investments	99,062	134,119
Acquisitions, net of cash	—	(11,774)
Purchases of furniture, equipment and other	(13,809)	(19,930)
Net Cash Used For Investing Activities	(1,595,049)	(1,385,966)

Financing Activities
Proceeds from common shares issued	183,775	4,843
Proceeds from issuance of senior notes	296,442	—
(Repayment of) proceeds from revolving credit agreement borrowings	(200,000)	200,000
Repurchase of common shares	(1,525)	(795)
Net Cash Provided By Financing Activities	278,692	204,048

Effects of exchange rate changes on foreign currency cash	(268)	—
Increase (decrease) in cash	35,864	(35,829)
Cash beginning of year	56,899	91,717
Cash end of period	$92,763	$55,888

Income taxes paid, net	$25,304	$28,399
Interest paid	$1,967	—

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                   General

Arch Capital Group Ltd. (“ACGL”) is a Bermuda public limited liability company which provides insurance and reinsurance on a worldwide basis through its wholly owned subsidiaries.

The interim consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of ACGL and its subsidiaries (together with ACGL, the “Company”). All significant intercompany transactions and balances have been eliminated in consolidation. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments necessary for a fair statement of results on an interim basis. The results of any interim period are not necessarily indicative of the results for a full year or any future periods.

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

If compensation expense for stock-based employee compensation plans had been determined using the fair value recognition provisions of SFAS No. 123, the Company’s net income and earnings per share would have instead been reported as the pro forma amounts indicated below:

	(Unaudited)		(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
(U.S. dollars in thousands, except share data)	2004	2003	2004	2003

Net income, as reported	$18,029	$82,587	$209,766	$196,857
Total stock-based employee compensation expense under fair value method, net of income taxes	(2,349)	(1,896)	(3,286)	(5,188)
Pro forma net income	$15,680	$80,691	$206,480	$191,669

Earnings per share – basic:
As reported	$0.55	$3.15	$6.82	$7.53
Pro forma	$0.48	$3.07	$6.71	$7.33
Earnings per share – diluted:
As reported	$0.25	$1.22	$2.91	$2.91
Pro forma	$0.21	$1.19	$2.86	$2.84

3.                   Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin No. 51 (“ARB 51”), “Consolidated Financial Statements”, which replaces FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”, addresses consolidation by business enterprises of variable interest entities (“VIEs”). FIN 46R clarifies the application of ARB 51 to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. In addition, FIN 46R modified FIN 46 to address certain technical corrections and implementation issues relating to FIN 46. Pursuant to FIN 46, if an enterprise has a controlling financial interest in a VIE, the assets, liabilities and results of operations of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. An enterprise with an interest in an entity to which the provisions of FIN 46 had not been applied as of December 24, 2003, applied the provisions of FIN 46R no later than the end of the first reporting period ending after March 15, 2004. The provisions of FIN 46 applied immediately to VIEs created after January 31, 2003; however, for VIEs created prior to January 31, 2003 the provisions of FIN 46R were effective for the first year or interim period beginning after March 15, 2004. The provisions of FIN 46R are required to be applied to financial statements of public entities that have interests in VIEs, commonly referred to as special-purpose entities, for periods ending after December 15, 2003.

The Company concluded that, under FIN 46R, it is required to consolidate the assets, liabilities and results of operations (if any) of a certain managing general agency in which one of the Company’s subsidiaries has an investment. Such agency ceased producing business in 1999 and is currently running-off its operations. Based on current information, there are no assets or liabilities of such agency required to be reflected on the face of the Company’s consolidated financial statements that are not, or have not been previously, otherwise reflected therein. Therefore, the adoption of FIN 46R did not have a material impact on the Company’s consolidated financial statements as of or for the nine months ended September 30, 2004.

In March 2004, the FASB released an exposure draft, “Share-Based Payment-an Amendment of Statements No. 123 and 95” (the “Proposed Statement”), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The Proposed Statement would eliminate the ability to account for share-based compensation transactions using the intrinsic method under APB No. 25 and, generally, would require instead that such transactions be accounted for using a fair-value-based method. The proposed effective date is for interim and annual periods beginning after June 15, 2005. The Company will evaluate the impact of the Proposed Statement upon issuance by the FASB.

In March 2004, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus regarding EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The consensus provides guidance for evaluating whether an investment is other-than-temporarily impaired and was effective beginning with the 2004 third quarter. In October 2004, the FASB issued a final FASB Staff Position that delayed the effective date of the application guidance on impairment of securities that is included in paragraphs 10 through 20 of EITF 03-1. The annual disclosure requirements under paragraphs 20 through 21 of EITF 03-1 have not been deferred. The Company is currently evaluating the impact that EITF 03-1 may have on its consolidated financial statements. The delay in the effective date for the application guidance is not a suspension of currently existing accounting requirements for assessing other-than-temporary impairments for securities under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” or other current accounting standards, including current guidance for cost-method and equity-method investments.

4.                   Segment Information

The Company classifies its businesses into two underwriting segments — reinsurance and insurance — and a corporate and other segment (non-underwriting). The Company’s reinsurance and insurance operating segments each have segment managers who are responsible for the overall profitability of their respective segments and who are directly accountable to the Company’s chief operating decision makers, the President and Chief Executive Officer of ACGL and the Chief Financial Officer of ACGL. The chief operating decision makers do not assess performance, measure return on equity or make resource allocation decisions on a line of business basis. The Company determined its reportable operating segments using the management approach described in SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.”

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

The reinsurance segment, or division, consists of the Company’s reinsurance underwriting subsidiaries. The reinsurance segment generally seeks to write significant lines on specialty property and casualty reinsurance treaties. Classes of business include: casualty; casualty clash; marine and aviation; non-traditional; other specialty; property catastrophe; and property excluding property catastrophe (losses on a single risk, both excess of loss and pro rata).

The insurance segment, or division, consists of the Company’s insurance underwriting subsidiaries which primarily write on a direct basis. The insurance segment consists of eight product lines, including: casualty; construction and surety; executive assurance; healthcare; professional liability; programs; property, marine and aviation; and other (primarily non-standard auto, collateralized protection business and certain programs).

The corporate and other segment (non-underwriting) includes net investment income, other fee income, net of related expenses, other income, other expenses incurred by the Company, net realized gains or losses, net foreign exchange gains or losses and non-cash compensation. The corporate and other segment also includes the results of Hales & Company Inc. (“Hales”), the Company’s merchant banking operations. Included in other income (loss) for the nine months ended September 30, 2004 is a charge of $4.5 million resulting from a write-down of the carrying value of Hales (see Note 14, “Goodwill and Intangible Assets”). During the 2004 second quarter, the Company entered into negotiations to sell Hales. In October 2004, the sale of Hales was completed.

The following table sets forth an analysis of the Company’s underwriting income by segment, together with a reconciliation of underwriting income to net income:

	(Unaudited)
	Three Months Ended September 30, 2004
(U.S. dollars in thousands)	Reinsurance	Insurance	Total

Gross premiums written (1)	$412,355	$552,608	$927,658
Net premiums written (1)	394,495	348,734	743,229

Net premiums earned (1)	$403,113	$332,295	$735,408
Policy-related fee income	—	4,915	4,915
Other underwriting-related fee income	184	635	819
Losses and loss adjustment expenses	(329,451)	(232,151)	(561,602)
Acquisition expenses, net	(101,622)	(35,858)	(137,480)
Other operating expenses	(11,562)	(54,264)	(65,826)
Underwriting (loss) income	$(39,338)	$15,572	(23,766)

Net investment income			40,752
Net realized gains			13,503
Other fee income, net of related expenses			119
Other income			95
Other expenses			(4,505)
Interest expense			(6,334)
Net foreign exchange losses			(1,787)
Non-cash compensation			(2,330)
Income before income taxes			15,747
Income tax benefit			2,282

Net income			$18,029

Underwriting Ratios
Loss ratio	81.7%	69.9%	76.4%
Acquisition expense ratio (2)	25.2%	9.3%	18.0%
Other operating expense ratio	2.9%	16.3%	9.0%
Combined ratio	109.8%	95.5%	103.4%

(1)          Certain amounts included in the gross premiums written of each segment are related to intersegment transactions. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total. The reinsurance segment and insurance segment results include $36.3 million and $1.0 million, respectively, of gross and net premiums written and $37.5 million and $1.9 million, respectively, of net premiums earned assumed through intersegment transactions.

(2)          The acquisition expense ratio is adjusted to include policy-related fee income.

The following table sets forth an analysis of the Company’s underwriting income by segment, together with a reconciliation of underwriting income to net income:

	(Unaudited)
	Three Months Ended September 30, 2003
(U.S. dollars in thousands)	Reinsurance	Insurance	Total

Gross premiums written (1)	$411,443	$558,863	$928,243
Net premiums written (1)	397,418	376,749	774,167

Net premiums earned (1)	$348,883	$260,073	$608,956
Policy-related fee income	—	3,583	3,583
Other underwriting-related fee income	1,369	—	1,369
Losses and loss adjustment expenses	(223,419)	(168,555)	(391,974)
Acquisition expenses, net	(79,011)	(36,840)	(115,851)
Other operating expenses	(8,862)	(33,654)	(42,516)
Underwriting income	$38,960	$24,607	63,567

Net investment income			20,542
Net realized gains			11,366
Other fee income, net of related expenses			537
Other income			546
Other expenses			(4,686)
Net foreign exchange gains			3,708
Non-cash compensation			(3,899)
Income before income taxes and extraordinary item			91,681
Income tax expense			(9,910)
Income before extraordinary item			81,771
Extraordinary gain, net of $0 income tax			816

Net income			$82,587

Underwriting Ratios
Loss ratio	64.0%	64.8%	64.4%
Acquisition expense ratio (2)	22.6%	12.8%	18.4%
Other operating expense ratio	2.5%	12.9%	7.0%
Combined ratio	89.1%	90.5%	89.8%

(1)          Certain amounts included in the gross premiums written of each segment are related to intersegment transactions. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total. The reinsurance segment results include $42.1 million of gross and net premiums written and $36.2 million of net premiums earned assumed through intersegment transactions.

(2)          The acquisition expense ratio is adjusted to include policy-related fee income.

The following table sets forth an analysis of the Company’s underwriting income by segment, together with a reconciliation of underwriting income to net income:

	(Unaudited)
	Nine Months Ended September 30, 2004
(U.S. dollars in thousands)	Reinsurance	Insurance	Total

Gross premiums written (1)	$1,361,081	$1,499,693	$2,753,769
Net premiums written (1)	1,309,654	994,809	2,304,463

Net premiums earned (1)	$1,165,037	$1,001,596	$2,166,633
Policy-related fee income	—	12,308	12,308
Other underwriting-related fee income	560	1,059	1,619
Losses and loss adjustment expenses	(767,747)	(660,364)	(1,428,111)
Acquisition expenses, net	(307,015)	(120,210)	(427,225)
Other operating expenses	(31,213)	(152,047)	(183,260)
Underwriting income	$59,622	$82,342	141,964

Net investment income			98,136
Net realized gains			20,083
Other fee income, net of related expenses			224
Other income (loss)			(3,248)
Other expenses			(12,319)
Interest expense			(12,350)
Net foreign exchange losses			(1,603)
Non-cash compensation			(7,724)
Income before income taxes			223,163
Income tax expense			(13,397)

Net income			$209,766

Underwriting Ratios
Loss ratio	65.9%	65.9%	65.9%
Acquisition expense ratio (2)	26.4%	10.8%	19.2%
Other operating expense ratio	2.7%	15.2%	8.5%
Combined ratio	95.0%	91.9%	93.6%

(1)          Certain amounts included in the gross premiums written of each segment are related to intersegment transactions. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total. The reinsurance segment and insurance segment results include $100.8 million and $6.2 million, respectively, of gross and net premiums written and $106.2 million and $5.4 million, respectively, of net premiums earned assumed through intersegment transactions.

(2)          The acquisition expense ratio is adjusted to include policy-related fee income.

The following table sets forth an analysis of the Company’s underwriting income by segment, together with a reconciliation of underwriting income to net income:

	(Unaudited)
	Nine Months Ended September 30, 2003
(U.S. dollars in thousands)	Reinsurance	Insurance	Total

Gross premiums written (1)	$1,311,142	$1,283,776	$2,464,348
Net premiums written (1)	1,268,374	842,658	2,111,032

Net premiums earned (1)	$932,334	$589,929	$1,522,263
Policy-related fee income	—	10,358	10,358
Other underwriting-related fee income	5,097	—	5,097
Losses and loss adjustment expenses	(591,131)	(395,304)	(986,435)
Acquisition expenses, net	(217,379)	(72,244)	(289,623)
Other operating expenses	(22,644)	(86,145)	(108,789)
Underwriting income	$106,277	$46,594	152,871
Net investment income			58,752
Net realized gains			21,454
Other fee income, net of related expenses			644
Other income			2,271
Other expenses			(10,487)
Net foreign exchange gains			6,519
Non-cash compensation			(11,661)
Income before income taxes and extraordinary item			220,363
Income tax expense			(24,322)
Income before extraordinary item			196,041
Extraordinary gain, net of $0 income tax			816

Net income			$196,857

Underwriting Ratios
Loss ratio	63.4%	67.0%	64.8%
Acquisition expense ratio (2)	23.3%	10.5%	18.3%
Other operating expense ratio	2.4%	14.6%	7.1%
Combined ratio	89.1%	92.1%	90.2%

(1)          Certain amounts included in the gross premiums written of each segment are related to intersegment transactions. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total. The reinsurance segment results include $130.6 million of gross and net premiums written and $97.7 million of net premiums earned assumed through intersegment transactions.

(2)          The acquisition expense ratio is adjusted to include policy-related fee income.

Set forth below is summary information regarding net premiums written and earned by major line of business and by client location for the reinsurance segment:

	(Unaudited)
	Three Months Ended September 30,
	2004		2003
REINSURANCE SEGMENT (U.S. dollars in thousands)	Amount	% of Total	Amount	% of Total

Net premiums written (1)
Casualty	$222,448	56.4%	$174,945	44.0%
Property excluding property catastrophe	57,943	14.7%	76,996	19.4%
Other specialty	51,792	13.1%	107,638	27.1%
Marine and aviation	23,263	5.9%	14,548	3.7%
Property catastrophe	23,052	5.8%	21,872	5.5%
Non-traditional	13,692	3.5%	(231)	(0.1)%
Casualty clash	2,305	0.6%	1,650	0.4%
Total	$394,495	100.0%	$397,418	100.0%

Net premiums earned (1)
Casualty	$212,371	52.7%	$123,840	35.5%
Property excluding property catastrophe	68,654	17.0%	81,645	23.4%
Other specialty	64,047	15.9%	83,984	24.1%
Marine and aviation	26,195	6.5%	18,333	5.2%
Property catastrophe	23,357	5.8%	24,408	7.0%
Non-traditional	5,320	1.3%	14,010	4.0%
Casualty clash	3,169	0.8%	2,663	0.8%
Total	$403,113	100.0%	$348,883	100.0%

Net premiums written by client location (1)
North America	$219,842	55.7%	$233,577	58.8%
Europe	86,769	22.0%	124,435	31.3%
Bermuda	66,515	16.9%	26,711	6.7%
Asia and Pacific	5,099	1.3%	1,273	0.3%
Other	16,270	4.1%	11,422	2.9%
Total	$394,495	100.0%	$397,418	100.0%

(1)          Reinsurance segment results include premiums written and earned assumed through intersegment transactions of $36.3 million and $37.5 million, respectively, for the 2004 third quarter and $42.1 million and $36.2 million, respectively, for the 2003 third quarter. Reinsurance segment results exclude premiums written and earned ceded through intersegment transactions of $1.0 million and $1.9 million, respectively, for the 2004 third quarter.

Set forth below is summary information regarding net premiums written and earned by major line of business and by client location for the reinsurance segment:

	(Unaudited)
	Nine Months Ended September 30,
	2004		2003
REINSURANCE SEGMENT (U.S. dollars in thousands)	Amount	% of Total	Amount	% of Total

Net premiums written (1)
Casualty	$674,624	51.5%	$480,769	37.9%
Property excluding property catastrophe	232,519	17.8%	258,844	20.4%
Other specialty	200,323	15.3%	311,579	24.6%
Property catastrophe	94,276	7.2%	93,982	7.4%
Marine and aviation	65,973	5.0%	60,318	4.8%
Non-traditional	31,171	2.4%	51,352	4.0%
Casualty clash	10,768	0.8%	11,530	0.9%
Total	$1,309,654	100.0%	$1,268,374	100.0%

Net premiums earned (1)
Casualty	$554,724	47.6%	$314,448	33.7%
Other specialty	223,962	19.2%	204,572	21.9%
Property excluding property catastrophe	210,329	18.1%	213,396	22.9%
Property catastrophe	73,968	6.4%	81,653	8.8%
Marine and aviation	68,658	5.9%	55,604	6.0%
Non-traditional	24,842	2.1%	52,461	5.6%
Casualty clash	8,554	0.7%	10,200	1.1%
Total	$1,165,037	100.0%	$932,334	100.0%

Net premiums written by client location (1)
North America	$800,581	61.1%	$785,006	61.9%
Europe	323,450	24.7%	355,099	28.0%
Bermuda	129,922	9.9%	75,008	5.9%
Asia and Pacific	22,970	1.8%	23,796	1.9%
Other	32,731	2.5%	29,465	2.3%
Total	$1,309,654	100.0%	$1,268,374	100.0%

(1)          Reinsurance segment results include premiums written and earned assumed through intersegment transactions of $100.8 million and $106.2 million, respectively, for the nine months ended September 30, 2004 and $130.6 million and $97.7 million, respectively, for the nine months ended September 30, 2003. Reinsurance segment results exclude premiums written and earned ceded through intersegment transactions of $6.2 million and $5.4 million, respectively, for the nine months ended September 30, 2004.

Set forth below is summary information regarding net premiums written and earned by major line of business and by client location for the insurance segment:

	(Unaudited)
	Three Months Ended September 30,
	2004		2003
INSURANCE SEGMENT (U.S. dollars in thousands)	Amount	% of Total	Amount	% of Total

Net premiums written (1)
Casualty	$67,250	19.3%	$68,788	18.3%
Programs	62,327	17.9%	116,172	30.8%
Property, marine and aviation	48,886	14.0%	42,770	11.3%
Construction and surety	45,799	13.1%	53,374	14.2%
Professional liability	45,763	13.1%	28,850	7.7%
Executive assurance	31,342	9.0%	34,817	9.2%
Healthcare	18,036	5.2%	9,855	2.6%
Other	29,331	8.4%	22,123	5.9%
Total	$348,734	100.0%	$376,749	100.0%

Net premiums earned (1)
Programs	$72,239	21.7%	$81,712	31.4%
Casualty	57,687	17.4%	46,660	17.9%
Professional liability	45,406	13.7%	21,428	8.2%
Construction and surety	45,264	13.6%	25,672	9.9%
Property, marine and aviation	39,446	11.9%	27,730	10.7%
Executive assurance	29,873	9.0%	24,380	9.4%
Healthcare	14,676	4.4%	10,900	4.2%
Other	27,704	8.3%	21,591	8.3%
Total	$332,295	100.0%	$260,073	100.0%

Net premiums written by client location (1)
North America	$338,029	96.9%	$368,308	97.8%
Other	10,705	3.1%	8,441	2.2%
Total	$348,734	100.0%	$376,749	100.0%

(1)          Insurance segment results include premiums written and earned assumed through intersegment transactions of $1.0 million and $1.9 million, respectively, for the 2004 third quarter. Insurance segment results exclude premiums written and earned ceded through intersegment transactions of $36.3 million and $37.5 million, respectively, for the 2004 third quarter and $42.1 million and $36.2 million, respectively, for the 2003 third quarter.

Set forth below is summary information regarding net premiums written and earned by major line of business and by client location for the insurance segment:

	(Unaudited)
	Nine Months Ended September 30,
	2004		2003
INSURANCE SEGMENT (U.S. dollars in thousands)	Amount	% of Total	Amount	% of Total

Net premiums written (1)
Programs	$244,304	24.6%	$263,748	31.3%
Casualty	183,509	18.5%	169,115	20.1%
Professional liability	125,814	12.6%	77,538	9.2%
Property, marine and aviation	114,409	11.5%	77,511	9.2%
Construction and surety	111,787	11.2%	95,588	11.3%
Executive assurance	89,357	9.0%	80,583	9.6%
Healthcare	41,830	4.2%	24,656	2.9%
Other	83,799	8.4%	53,919	6.4%
Total	$994,809	100.0%	$842,658	100.0%

Net premiums earned (1)
Programs	$262,806	26.2%	$182,872	31.0%
Casualty	170,028	17.0%	108,671	18.4%
Construction and surety	136,436	13.6%	51,402	8.7%
Professional liability	117,822	11.8%	44,555	7.6%
Property, marine and aviation	107,800	10.8%	57,349	9.7%
Executive assurance	92,284	9.2%	59,509	10.1%
Healthcare	38,342	3.8%	26,797	4.5%
Other	76,078	7.6%	58,774	10.0%
Total	$1,001,596	100.0%	$589,929	100.0%

Net premiums written by client location (1)
North America	$965,939	97.1%	$825,939	98.0%
Other	28,870	2.9%	16,719	2.0%
Total	$994,809	100.0%	$842,658	100.0%

(1)          Insurance segment results include premiums written and earned assumed through intersegment transactions of $6.2 million and $5.4 million, respectively, for the nine months ended September 30, 2004. Insurance segment results exclude premiums written and earned ceded through intersegment transactions of $100.8 million and $106.2 million, respectively, for the nine months ended September 30, 2004 and $130.6 million and $97.7 million, respectively, for the nine months ended September 30, 2003.

5.                   Reinsurance

In the normal course of business, the Company’s insurance subsidiaries cede a substantial portion of their premium through pro rata, excess of loss and facultative reinsurance agreements. The Company’s reinsurance subsidiaries purchase a limited amount of retrocessional coverage as part of their aggregate management program. In addition, the Company’s reinsurance subsidiaries participate in “common account” and other retrocessional arrangements for certain pro rata treaties. “Common account” arrangements reduce the effect of individual or aggregate losses to all companies participating on such treaties, including the reinsurers, such as the Company’s reinsurance subsidiaries, and the ceding company. Reinsurance recoverables are recorded as assets, predicated on the reinsurers’ ability to meet their obligations under the reinsurance agreements. To the extent that the reinsurers are unable or otherwise unwilling to satisfy their obligations under the agreements, the Company’s insurance and reinsurance subsidiaries would be liable for such amounts.

The following table sets forth the effects of reinsurance with unaffiliated reinsurers on the Company’s reinsurance and insurance subsidiaries:

	(Unaudited)		(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
(U.S. dollars in thousands)	2004	2003	2004	2003

Premiums Written:
Direct	$526,228	$490,232	$1,433,396	$1,161,912
Assumed	401,430	438,011	1,320,373	1,302,436
Ceded	(184,429)	(154,076)	(449,306)	(353,316)
Net	$743,229	$774,167	$2,304,463	$2,111,032

Premiums Earned:
Direct	$475,052	$372,791	$1,381,296	$871,866
Assumed	416,774	366,339	1,210,367	940,590
Ceded	(156,418)	(130,174)	(425,030)	(290,193)
Net	$735,408	$608,956	$2,166,633	$1,522,263

Losses and Loss Adjustment Expenses Incurred:
Direct	$336,088	$231,804	$919,788	$614,697
Assumed	370,351	223,572	810,691	579,243
Ceded	(144,837)	(63,402)	(302,368)	(207,505)
Net	$561,602	$391,974	$1,428,111	$986,435

6.                   Deposit Accounting

Certain assumed reinsurance contracts are deemed, for financial reporting purposes, not to transfer insurance risk, and are accounted for using the deposit method of accounting.  However, it is possible that the Company could incur financial losses on such contracts.  For those contracts that contain an element of underwriting risk, the estimated profit margin is deferred and amortized over the contract period and such amount is included in the Company’s underwriting results. When the estimated profit margin is explicit, the margin is reflected as fee income and any adverse financial results on such contracts are reflected as incurred losses.  For the nine months ended September 30, 2004 and 2003, the Company recorded $560,000 and $5.1 million of fee income on such contracts, respectively. When the estimated profit margin is implicit, the margin is reflected as an offset to paid losses and any adverse financial results on such contracts are reflected as incurred losses. For the nine months ended September 30, 2004, the Company incurred losses of $10.2 million on such contracts which were reflected as an increase to paid losses. For the nine months ended September 30, 2003, the Company recorded $2.4 million as an offset to paid losses. On a notional basis, the amount of premiums from those contracts that contain an element of underwriting risk was $65.6 million and $149.2 million, respectively, for the nine months ended September 30, 2004 and 2003.

7.                   Investment Information

The following tables summarize the Company’s fixed maturities and equity securities:

	(Unaudited)
	September 30, 2004
(U.S. dollars in thousands)	Estimated Fair Value and Carrying Value	Gross Unrealized Gains	Gross Unrealized (Losses)	Amortized Cost

Fixed maturities:
U.S. government and government agencies	$2,023,177	$28,129	$(5,999)	$2,001,047
Corporate bonds	1,311,562	16,659	(4,825)	1,299,728
Asset backed securities	760,514	1,116	(3,617)	763,015
Municipal bonds	472,528	6,982	(1,027)	466,573
Mortgage backed securities	272,900	3,772	(847)	269,975
Non-U.S. government securities	255,271	6,745	(265)	248,791
	5,095,952	63,403	(16,580)	5,049,129
Equity securities:
Privately held	23,292	5,355	—	17,937
Total	$5,119,244	$68,758	$(16,580)	$5,067,066

	December 31, 2003
(U.S. dollars in thousands)	Estimated Fair Value and Carrying Value	Gross Unrealized Gains	Gross Unrealized (Losses)	Amortized Cost

Fixed maturities:
U.S. government and government agencies	$1,331,911	$4,626	$(848)	$1,328,133
Corporate bonds	1,106,380	25,662	(1,612)	1,082,330
Asset backed securities	690,927	2,400	(1,495)	690,022
Municipal bonds	209,568	2,358	(131)	207,341
Mortgage backed securities	48,254	2,300	(54)	46,008
Non-U.S. government securities	11,384	2,025	—	9,359
	3,398,424	39,371	(4,140)	3,363,193
Equity securities:
Privately held	32,476	4,850	(6)	27,632
Total	$3,430,900	$44,221	$(4,146)	$3,390,825

8.                   Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	(Unaudited)		(Unaudited)
(U.S. dollars in thousands,	Three Months Ended September 30,		Nine Months Ended September 30,
except share data)	2004	2003	2004	2003

Basic Earnings Per Share:
Net income	$18,029	$82,587	$209,766	$196,857
Divided by:
Weighted average shares outstanding for the period	32,985,085	26,255,775	30,770,428	26,153,718
Basic earnings per share	$0.55	$3.15	$6.82	$7.53

Diluted Earnings Per Share:
Net income	$18,029	$82,587	$209,766	$196,857
Divided by:
Weighted average shares outstanding for the period	32,985,085	26,255,775	30,770,428	26,153,718
Effect of dilutive securities:
Preference shares	37,488,658	38,844,665	38,154,477	38,844,665
Warrants	71,885	62,119	75,371	60,682
Nonvested restricted shares	1,143,409	1,026,723	1,100,836	922,854
Stock options	1,858,413	1,585,440	1,989,686	1,557,411
Total diluted shares	73,547,450	67,774,722	72,090,798	67,539,330
Diluted earnings per share	$0.25	$1.22	$2.91	$2.91

Certain stock options were not included in the computation of diluted earnings per share where the exercise price of the stock options exceeded the average market price and would have been antidilutive. The number of stock options excluded were 75,397 and 23,266 for the 2004 third quarter and nine months ended September 30, 2004, respectively, and 140,586 and 56,853 for the 2003 third quarter and nine months ended September 30, 2003, respectively.

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

The Company’s effective tax rate, which is based upon the expected annual effective tax rate, may fluctuate from period to period based on the relative mix of income reported by jurisdiction due primarily to the varying tax rates in each jurisdiction. The effective tax rate on income before income taxes and extraordinary item was 6.0% for the nine months ended September 30, 2004. The effective tax rate on income before income taxes and extraordinary item, excluding the reversal of a $773,000 deferred tax asset valuation allowance, was 11.4% for the nine months ended September 30, 2003. The Company’s remaining valuation allowance related to its deferred income tax assets is $1.4 million at September 30, 2004.

10.            Transactions with Related Parties

In connection with the Company’s information technology initiative in 2002, the Company entered into arrangements with two software companies, which provide document management systems and information and research tools to insurance underwriters, in which Robert Clements and John Pasquesi, Chairman and Vice Chairman of ACGL’s board of directors, respectively, each hold minority ownership interests. The Company will pay approximately $50,000 in fees under such arrangements for the period of July 2004 to July 2005. The Company made payments of approximately $324,000, $561,000 and $232,000 under such arrangements for the nine months ended September 30, 2004 and the years ended December 31, 2003 and 2002, respectively.

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

However, Arch Re U.S. will continue to be liable under those reinsurance agreements if the notice is found not to be an effective release by the reinsureds. Folksamerica has agreed to indemnify the Company for any losses arising out of the reinsurance agreements transferred to Folksamerica Reinsurance Company in the asset sale. However, in the event that Folksamerica refuses or is unable to perform its obligations to the Company, Arch Re U.S. may incur losses relating to the reinsurance agreements transferred in the asset sale. Folksamerica’s A.M. Best rating was “A” (Excellent) at September 30, 2004.

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

12.            Commitments and Contingencies

Letter of Credit and Revolving Credit Facilities

On September 16, 2004, the Company entered into an agreement (“Credit Agreement”) for a three-year $300 million unsecured revolving loan and letter of credit facility and a three-year $400 million secured letter of credit facility. Letters of credit were issued under the Credit Agreement on September 17, 2004. Borrowings of revolving loans may be made by the Company at a variable rate based on LIBOR or an alternative base rate at the option of the Company. The $300 million unsecured revolving loan is also available for the issuance of unsecured letters of credit up to $100 million for the Company’s U.S.-based reinsurance operations. The Credit Agreement replaced the Company’s former credit agreement, dated as of September 12, 2003 and amended as of September 10, 2004, which provided for unsecured borrowings of up to $300 million. Simultaneously with the execution of the Credit Agreement, the former credit agreement was terminated.

The Company is required to comply with certain covenants under the Credit Agreement. These covenants require, among other things, that the Company maintain a debt to shareholders’ equity ratio of not greater than 0.35 to 1 and shareholders’ equity in excess of $1.4 billion plus 40% of future aggregate net income (not including any future net losses) and 40% of future aggregate capital raising proceeds, that the Company maintain minimum unencumbered cash and investment grade securities in the amount of $400 million and that the Company’s principal insurance and reinsurance subsidiaries maintain at least a “B++” rating from A.M. Best. In addition, certain of the Company’s subsidiaries who are parties to the Credit Agreement are required to maintain minimum shareholders’ equity levels. The Company was in compliance with all covenants contained in the Credit Agreement at September 30, 2004. The Credit Agreement expires in September 2007.

Including the secured letter of credit portion of the Credit Agreement and another letter of credit facility (together, the “LOC Facilities”), the Company has access to secured letter of credit facilities for up to a total of $450 million. The principal purpose of the LOC Facilities is to issue, as required, evergreen standby letters of credit in favor of primary insurance or reinsurance counterparties with which it has entered into reinsurance arrangements to ensure that such counterparties are permitted to take credit for reinsurance obtained from the Company’s reinsurance subsidiaries in United States jurisdictions where such subsidiaries are not licensed or otherwise admitted as an insurer, as required under insurance regulations in the United States, and to comply with requirements of Lloyd’s of London in connection with qualifying quota share arrangements. The amount of letters of credit issued is driven by, among other things, the timing and payment of catastrophe losses, loss development of existing reserves, the payment pattern of such reserves, the further expansion of the Company’s business and the loss experience of such business. When issued, such letters of credit are secured by a portion of the Company’s investment portfolio. In addition, the LOC Facilities also require the maintenance of certain financial covenants, with which the Company was in compliance at September 30, 2004. At such date, the Company had approximately $267.8 million in outstanding letters of credit under the LOC Facilities, which were secured by investments totaling $314.6 million. The other letter of credit facility expires in December 2008. It is anticipated that the LOC facilities will be renewed (or replaced) on expiry, but such renewal (or replacement) will be subject to the availability of credit from banks which the Company utilizes.

In addition to letters of credit, the Company has and may establish insurance trust accounts in the U.S. and Canada to secure its reinsurance amounts payable as required. At September 30, 2004, Canadian (CAD) $35.0 million had been set aside in Canadian trust accounts.

13.            Senior Notes

On May 4, 2004, the Company completed a public offering of $300 million principal amount of 7.35% senior notes (“Senior Notes”) due May 1, 2034. The Company will pay interest on the Senior Notes on May 1 and November 1 of each year. The first such payment will be made on November 1, 2004. The Company may redeem the Senior Notes at any time and from time to time, in whole or in part, at a “make-whole” redemption price. The Senior Notes are the Company’s senior unsecured obligations and rank equally with all of its existing and future senior unsecured indebtedness. The effective interest rate related to the Senior Notes, based on the net proceeds received, is approximately 7.46%. Interest expense was $6.3 million for the 2004 third quarter and $12.3 million for the nine months ended September 30, 2004. Such amounts primarily relate to the Senior Notes.

14.            Goodwill and Intangible Assets

The goodwill and intangible assets of acquired businesses represents the difference between the purchase price and the fair value of the net assets of the acquired businesses. The Company assesses whether goodwill and intangible assets are impaired by comparing the fair value of each reporting unit to its carrying value, including goodwill and intangible assets. Impairment occurs when the implied fair value of a reporting unit’s goodwill and intangible assets is less than its carrying value. The Company conducts its impairment test annually. Additional impairment assessments may be performed on an interim basis if the Company encounters events or changes in circumstances indicating that more likely than not the carrying value of goodwill and intangible assets has been impaired. Included in other income (loss) for the nine months ended September 30, 2004 is a charge of $4.5 million resulting from a write-down of the carrying value of Hales.

15.            Legal Proceedings

The Company, in common with the insurance industry in general, is subject to litigation and arbitration in the normal course of its business. As of September 30, 2004, the Company was not a party to any material litigation or arbitration other than as a part of the ordinary course of business in relation to claims activity, none of which is expected by management to have a significant adverse effect on the Company’s results of operations and financial condition and liquidity.

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

General

Overview

Arch Capital Group Ltd. (“ACGL”), a Bermuda public limited liability company with over $2.4 billion in capital, provides insurance and reinsurance on a worldwide basis through its wholly owned subsidiaries. While we are positioned to provide a full range of property and casualty insurance and reinsurance lines, we are focusing on writing specialty lines of insurance and reinsurance. It is our belief that our existing Bermuda and U.S.-based underwriting platform, our strong management team and our capital that is unencumbered by significant exposure to pre-2002 risks have enabled us to establish a strong presence in an attractive insurance and reinsurance marketplace.

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

In general, market conditions continued to improve during 2002 and 2003 in the insurance and reinsurance marketplace. This reflected improvement in pricing, terms and conditions following significant industry losses arising from the events of September 11th, as well as the recognition that intense competition in the late 1990s led to inadequate pricing and overly broad terms, conditions and coverages. Such industry developments resulted in poor financial results and erosion of the industry’s capital base. Consequently, many established insurers and reinsurers reduced their participation in, or exited from, certain markets and, as a result, premium rates escalated in many lines of business. These developments provided relatively new insurers and reinsurers, like us, with an opportunity to provide needed underwriting capacity. Beginning in late 2003, additional capacity emerged in many classes of business and, consequently, premium rate increases have decelerated and, in several classes of business, premium rates have decreased. However, we believe that we are still able to write insurance and reinsurance business at what we believe to be attractive rates. We expect that our rate of growth in the next year will be slower than the rate we have experienced to date despite our expansion into the European market, as we respond to softening market conditions.

The New York Attorney General and others are investigating allegations relating to contingent commission payments, bid-rigging and other practices in the insurance industry. We have not been served with any subpoena or complaint in these matters. Since 2002, certain of our subsidiaries have entered into some placement service and market service agreements with insurance brokers under which, to date, we have paid a total of approximately $19.5 million. While we are not presently aware of any of our employees having engaged in any bid-rigging, such as alleged by the New York Attorney General in his complaint against certain brokers with respect to other insurers, we have engaged the law firm Cahill Gordon & Reindel LLP to conduct an internal review with respect to these issues as a proactive measure.

Critical Accounting Policies, Estimates and Recent Accounting Pronouncements

The preparation of consolidated financial statements requires us to make many estimates and judgments that affect the reported amounts of assets, liabilities (including reserves), revenues and expenses, and related disclosures of contingent liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, insurance and other reserves, reinsurance recoverables, allowance for doubtful accounts, investment valuations, intangible assets, bad debts, income taxes, contingencies and litigation. We base our estimates on historical experience, where possible, and on various other assumptions that we believe to be reasonable under the circumstances, which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates and judgments for a relatively new insurance and reinsurance company, like our company, are even more difficult to make than those made in a mature company since limited historical information has been reported to us through September 30, 2004. Actual results will differ from these estimates and such differences may be material. We believe that the following critical accounting policies require our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Reserves for Losses and Loss Adjustment Expenses

We are required by applicable insurance laws and regulations and accounting principles generally accepted in the United States of America (“GAAP”) to establish reserves for losses and loss adjustment expenses that arise from the business we underwrite. These reserves are balance sheet liabilities representing estimates of future amounts required to pay losses and loss adjustment expenses for insured or reinsured claims which have occurred at or before the balance sheet date. Due to the lack of historical loss data for our reinsurance and insurance operations, and the inability to use a historical loss development methodology, there is a possibility that significant changes in the reserve estimates in future periods could occur.

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

In establishing the reserves for losses and loss adjustment expenses, we have made various assumptions relating to the pricing of our reinsurance contracts and insurance policies and have also considered available historical industry experience and current industry conditions. Our reserving method to date has primarily been the expected loss method, which is commonly applied when limited loss experience exists. We select the initial expected loss and loss adjustment expense ratios based on information derived by our underwriters and actuaries during the initial pricing of the business, supplemented by industry data where appropriate. These ratios consider, among other things, rate increases and changes in terms and conditions that have been observed in the market. Any estimates and assumptions made as part of the reserving process could prove to be inaccurate due to several factors, including the fact that limited historical information has been reported to us through September 30, 2004. Reinsurance operations by their nature add further complexity to the reserving process in that there is an inherent additional lag in the timing and reporting of a loss event to a reinsurer from an insured or ceding company through a broker. As actual loss information is reported to us and we develop our own loss experience, our reserving methods will also include other actuarial techniques. It is possible that claims in respect of events that have occurred could exceed our reserves and have a material adverse effect on our results of operations in a future period or our financial condition in general.

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

At September 30, 2004, our reserves for losses and loss adjustment expenses, net of unpaid losses and loss adjustment expenses recoverable, by type and by operating division were as follows:

	(Unaudited)
	September 30, 2004
(U.S. dollars in thousands)	Reinsurance	Insurance	Total

Case reserves	$232,253	$137,243	$369,496
Additional case reserves	71,245	—	71,245
IBNR reserves	1,230,545	935,180	2,165,725
Total net reserves	$1,534,043	$1,072,423	$2,606,466

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

Premium Revenues and Related Expenses

Insurance premiums written are generally recorded at the policy inception and are primarily earned on a pro rata basis in accordance with the terms of the policies for all products. Premiums written include estimates in our program, aviation and collateralized protection business and for participation in involuntary pools. The amount of such insurance premium estimates included in premiums receivable and other assets at September 30, 2004 was $35.5 million. Such premium estimates are derived from multiple sources which include the historical experience of the underlying business, similar business and available industry information. Unearned premium reserves represent the portion of premiums written that relates to the unexpired terms of in-force insurance policies.

Reinsurance premiums written include amounts reported by brokers and ceding companies, supplemented by our own estimates of premiums for which reports have not been received or in cases where the amounts reported by brokers and ceding companies is adjusted to reflect management’s best judgments and expectations. This is most likely when our underwriter believes that the amounts reported are not accurate and, in such event, we will generally record a lower than advised premium estimate. Premium estimates are derived from multiple sources which include the historical experience of the underlying business, similar business and available industry information. The basis for the amount of premiums written recognized varies based on the type of contracts we write. Premiums on our excess of loss and pro rata reinsurance contracts are estimated when the business is underwritten. For excess of loss contracts, the minimum premium, as defined in the contract, is generally recorded as an estimate of premiums written as of the date of the treaty. Estimates of premiums written under pro rata contracts are recorded in the period in which the underlying risks are expected to incept and are based on information provided by the brokers and the ceding companies. For multi-year reinsurance treaties which are payable in annual installments, generally, only the initial annual installment is included as premiums written at policy inception due to the ability of the reinsured to commute or cancel coverage during the term of the policy. The remaining annual installments are included as premiums written at each successive anniversary date within the multi-year term.

The amount of reinsurance premium estimates included in premiums receivable and the amount of related acquisition expenses by type of business was as follows at September 30, 2004:

	(Unaudited)
	September 30, 2004
(U.S. dollars in thousands)	Gross Amount	Acquisition Expenses	Net Amount

Casualty	$224,301	$68,909	$155,392
Other specialty	109,370	20,301	89,069
Property excluding property catastrophe	77,951	22,211	55,740
Marine and aviation	43,782	11,855	31,927
Property catastrophe	4,911	1,516	3,395
Non-traditional	2,310	—	2,310
Casualty clash	168	17	151
Total	$462,793	$124,809	$337,984

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

Adjustments to original premium estimates could be material and such adjustments could directly and significantly impact earnings favorably or unfavorably in the period they are determined because the subject premium may be fully or substantially earned. A significant portion of amounts included as premiums receivable, which represent estimated premiums written, net of commissions, are not currently due based on the terms of the underlying contracts. Due to the above process, management believes that the premium estimates included in premiums receivable will be collectible and, therefore, no provision for doubtful accounts has been recorded on the premium estimates at September 30, 2004.

Reinsurance premiums assumed, irrespective of the type of business, are generally earned on a pro rata basis over the terms of the underlying policies or reinsurance contracts. Contracts and policies written on a “losses occurring” basis cover claims that may occur during the term of the contract or policy, which is typically 12 months. Accordingly, the premium is earned evenly over the term. Contracts which are written on a “risks attaching” basis cover claims which attach to the underlying insurance policies written during the terms of such contracts. Premiums earned on a risks attaching basis usually extend beyond the original term of the reinsurance contract, typically resulting in recognition of premiums earned over a 24-month period.

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

Collection of Insurance-Related Balances

We are subject to credit risk with respect to our reinsurance ceded because the ceding of risk to reinsurers or retrocessionaires does not relieve us of our liability to the clients or companies we insure or reinsure. We are also subject to risks based upon the possibility that loss payments could occur earlier than the receipt of related reinsurance recoverables. If the financial condition of our reinsurers or retrocessionaires deteriorates, resulting in an impairment of their ability to make payments, we will provide for probable losses resulting from our inability to collect amounts due from such parties, as appropriate. We are also subject to credit risk from our alternative market products, such as rent-a-captive risk-sharing programs, which allow a client to retain a significant portion of its loss exposure without the administrative costs and capital commitment required to establish and operate its own captive. In certain of these programs, we participate in the operating results by providing excess reinsurance coverage and earn commissions and management fees. In addition, we write program business on a risk-sharing basis with managing general agents or brokers, which may be structured with commissions which are contingent on the underwriting results of the program. While we attempt to obtain collateral from such parties in an amount sufficient to guarantee their projected financial obligations to us, there is no guarantee that such collateral will be sufficient to secure their actual ultimate obligations. We evaluate the credit worthiness of all the reinsurers we cede business to, particularly focusing on those reinsurers that are assigned an A.M. Best rating lower than “A-” (excellent) or those that are designated as “NR” (not rated). If our analysis indicates that there is significant uncertainty regarding the collectibility of amounts due from reinsurers, managing general agents, brokers and other clients, we will record a provision for doubtful accounts. At September 30, 2004 and December 31, 2003, our reserve for doubtful accounts was approximately $3.6 million and $3.0 million, respectively.

Approximately 70.3% of our premiums receivable of $601.2 million at September 30, 2004 represented amounts not yet due while amounts in excess of 90 days overdue were 1.0% of the total. Approximately 3.5% of the $20.2 million of paid losses and loss adjustment expenses recoverable were in excess of 90 days overdue at September 30, 2004.

Valuation Allowance

We record a valuation allowance to reduce certain of our deferred income tax assets to the amount that is more likely than not to be realized. We have considered future taxable income and feasible tax planning strategies in assessing the need for a valuation allowance. In the event we determine that we would not be able to realize all or part of our deferred income tax assets in the future, an adjustment to the deferred income tax assets would be charged to income in the period such determination was made. In addition, if we subsequently assessed that the valuation allowance was no longer needed, a benefit would be recorded to income in the period in which such determination was made. At September 30, 2004, we have a valuation allowance of $1.4 million against a deferred income tax asset in one of our subsidiaries that currently does not have a business plan to produce significant future taxable income.

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

In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and Emerging Issues Task Force (“EITF”) No. 03-1, “The Meaning of Other-than-Temporary Impairment and its Application to Certain Investments,” we periodically review our investments to determine whether a decline in fair value below the amortized cost basis is other than temporary. Our process for identifying declines in the fair value of investments that are other than temporary involves consideration of several factors. These factors include (i) the time period in which there has been a significant decline in value, (ii) an analysis of the liquidity, business prospects and overall financial condition of the issuer, (iii) the significance of the decline and (iv) our intent and ability to hold the investment for a sufficient period of time for the value to recover. Where our analysis of the above factors results in the conclusion that declines in fair values are other than temporary, the cost of the securities is written down to fair value and the previously unrealized loss is therefore reflected as a realized loss.

Currently, with respect to securities where the decline in value is determined to be temporary and the security’s value is not written down, a subsequent decision may be made to sell that security and realize a loss. As mentioned above, we consider our intent and ability to hold a security until the value recovers in the process of evaluating whether a security with an unrealized loss represents an other than temporary decline. However, this factor, on its own, is not determinative as to whether we will recognize an impairment charge. We believe our ability to hold such securities is supported by our positive cash flow from operations where we can generate sufficient liquidity in order to meet our claims payment obligations arising from our underwriting operations without selling such investments. However, subsequent decisions on security sales are made within the context of overall risk monitoring, changing information and assessing value relative to other comparable securities. While our external investment managers may, at a given point in time, believe the preferred course of action is to hold securities until such losses are recovered, the dynamic nature of the portfolio management may result in a subsequent decision to sell the security and realize the loss, based upon a change in market and other factors. We believe these subsequent decisions are consistent with the classification of our investment portfolio as available for sale.

In March 2004, the EITF reached a consensus regarding EITF 03-1. The consensus provides guidance for evaluating whether an investment is other-than-temporarily impaired and was effective beginning with the 2004 third quarter. In October 2004, the FASB issued a final FASB Staff Position that delayed the effective date of the application guidance on impairment of securities that is included in paragraphs 10 through 20 of EITF 03-1. The annual disclosure requirements under paragraphs 20 through 21 of EITF 03-1 have not been deferred. We are currently evaluating the impact that EITF 03-1 may have on our consolidated financial statements. The delay in the effective date for the application guidance is not a suspension of currently existing accounting requirements for assessing other-than-temporary impairments for securities under SFAS No. 115 or other current accounting standards, including current guidance for cost-method and equity-method investments.

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

Goodwill and Intangible Assets

We assess whether goodwill and intangible assets are impaired by comparing the fair value of each reporting unit to its carrying value, including goodwill and intangible assets. We estimate the fair value of each reporting unit by using various methods, including a review of the estimated discounted cash flows expected to be generated by the reporting unit in the future. Such methods include a number of assumptions, including the uncertainty regarding future results and the discount rates used. If the reporting unit’s fair value is greater than its carrying value, goodwill and intangible assets are not impaired. Impairment occurs when the implied fair value of a reporting unit’s goodwill and intangible assets are less than its carrying value. The implied fair value of goodwill and intangible assets is determined by deducting the fair value of a reporting unit’s identifiable assets and liabilities from the fair value of the reporting unit as a whole. We conduct the impairment test annually. Additional impairment assessments may be performed on an interim basis if we encounter events or changes in circumstances indicating that more likely than not the carrying value of goodwill and intangible assets has been impaired. Included in other income (loss) for the nine months ended September 30, 2004 is a charge of $4.5 million resulting from a write-down of the carrying value of Hales & Company Inc. (“Hales”). See “Results of Operations—Nine Months Ended September 30, 2004 and 2003—Other.”

Recent Accounting Pronouncements

See note 3, “Accounting Pronouncements,” of the notes accompanying our consolidated financial statements.

Results of Operations—Three Months Ended September 30, 2004 and 2003

The following table sets forth net income and earnings per share data:

	(Unaudited)
	Three Months Ended September 30,
(U.S. dollars in thousands, except share data)	2004	2003

Net income	$18,029	$82,587
Diluted net income per share	$0.25	$1.22
Diluted weighted average shares outstanding	73,547,450	67,774,722

Net income was $18.0 million for the 2004 third quarter, compared to $82.6 million for the 2003 third quarter. The decrease in net income was primarily due to lower underwriting results in our reinsurance and insurance operations as a result of the significant increase in losses related to catastrophic activity in the period, as discussed in “—Segment Information” below. Annualized return on average equity based on the 2004 third quarter results is not meaningful due to the catastrophic activity. Basic earnings per share data has not been presented or discussed herein as it does not include the significant number of preference shares outstanding in 2004 and 2003.

Diluted weighted average shares outstanding, which is used in the calculation of net income per share, was 5.8 million shares, or 8.5%, higher in the 2004 third quarter than in the 2003 third quarter. Most of the increase in diluted weighted average shares outstanding was due to the full weighting of 4.7 million shares issued in our March 2004 stock offering. Also contributing were increases in the dilutive effects of stock options and nonvested restricted stock calculated using the treasury stock method. Under such method, the dilutive impact of options and nonvested stock on diluted weighted average shares outstanding fluctuates as the market price of our common shares changes. In addition, part of the increase resulted from the exercise of stock options during 2003 and 2004 and the vesting of restricted shares.

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

Reinsurance Division

The following table sets forth our reinsurance division’s underwriting results:

	(Unaudited)
	Three Months Ended September 30,
(U.S. dollars in thousands)	2004	2003

Gross premiums written	$412,355	$411,443
Net premiums written	394,495	397,418

Net premiums earned	$403,113	$348,883
Other underwriting-related fee income	184	1,369
Losses and loss adjustment expenses	(329,451)	(223,419)
Acquisition expenses, net	(101,622)	(79,011)
Other operating expenses	(11,562)	(8,862)
Underwriting (loss) income	$(39,338)	$38,960

Underwriting Ratios
Loss ratio	81.7%	64.0%
Acquisition expense ratio	25.2%	22.6%
Other operating expense ratio	2.9%	2.5%
Combined ratio	109.8%	89.1%

Underwriting (Loss) Income.  The reinsurance division incurred an underwriting loss of $39.3 million for the 2004 third quarter, compared to underwriting income of $39.0 million for the 2003 third quarter. The combined ratio for the reinsurance division was 109.8% for the 2004 third quarter, compared to 89.1% for the 2003 third quarter. The reinsurance division incurred estimated pre-tax net losses, after reinsurance, related to Hurricanes Charley, Frances, Ivan and Jeanne and Typhoon Songda of $111.7 million in the 2004 third quarter. Before reinsurance, such estimated losses were $143.4 million. The components of the reinsurance division’s underwriting (loss) income are discussed below.

Premiums Written.  Gross premiums written for our reinsurance division were $412.4 million for the 2004 third quarter, compared to $411.4 million for the 2003 third quarter, as increases in international casualty, U.S. regional property and non-traditional business were partially offset by decreases in other specialty and non-U.S. property business. The reinsurance division is currently retaining substantially all of its reinsurance premiums written.

Net premiums written for our reinsurance division were $394.5 million for the 2004 third quarter, compared to $397.4 million for the 2003 third quarter. For the 2004 third quarter, 73.1% and 26.9% of net premiums written were generated from pro rata contracts and excess of loss treaties, respectively, compared to 81.7% and 18.3% for the 2003 third quarter. Pro rata contracts are typically written at a lower loss ratio and higher expense ratio than excess of loss business. In certain cases, the reinsurance division writes pro rata contracts where the underlying business consists of excess of loss policies. Approximately 35.7% of amounts included in the pro rata contracts written are related to excess of loss policies for the 2004 third quarter. For information regarding net premiums written produced by type of business and geographic location, refer to note 4, “Segment Information,” of the notes accompanying our consolidated financial statements.

Net Premiums Earned.  Net premiums earned for our reinsurance division increased to $403.1 million for the 2004 third quarter, compared to $348.9 million for the 2003 third quarter, reflecting an increased contribution from casualty business. Net premiums earned reflect period to period changes in net premiums written, including the mix and type of business. For the 2004 third quarter, 74.0% and 26.0% of net premiums earned were generated from pro rata contracts and excess of loss treaties, respectively, compared to 73.6% and 26.4% for the 2003 third quarter.

Other Underwriting-Related Fee Income.  Certain assumed reinsurance contracts are deemed, for financial reporting purposes, not to transfer insurance risk, and are accounted for using the deposit method of accounting. For those contracts that contain an element of underwriting risk, the estimated profit margin is deferred and amortized over the contract period. When the estimated profit margin is explicit, the margin is reflected as fee income. We recorded $184,000 of fee income on such contracts for the 2004 third quarter, compared to $1.4 million for the 2003 third quarter.

Losses and Loss Adjustment Expenses.  Losses and loss adjustment expenses incurred for our reinsurance division in the 2004 third quarter were $329.5 million, or 81.7% of net premiums earned, compared to $223.4 million, or 64.0%, for the 2003 third quarter. The loss ratio for the 2004 third quarter reflects $109.9 million related to the catastrophic activity noted above, compared to $19.9 million in losses related to catastrophic activity in the 2003 third quarter. The net increase in catastrophic activity in the 2004 third quarter accounts for 22.3 points of the increase in the 2004 third quarter loss ratio. The loss ratio for the 2004 third quarter also reflects estimated net favorable development in prior year reserves of $13.1 million, or a 3.3 point reduction in the loss ratio. Both the frequency and severity of reported losses have been less than the levels anticipated for property and other short-tail business at December 31, 2003.

In addition, in its reserving process in 2002 and 2003, the reinsurance division recognized that there is a possibility that the assumptions made could prove to be inaccurate due to several factors primarily related to the start up nature of its operations. Due to the availability of additional data, and based on reserve analyses, it was determined that it was no longer necessary to continue to include such factors in the reserving process. This resulted in a 1.3 point decline in the loss ratio from the 2003 third quarter to the 2004 third quarter. Except as discussed above, the estimated favorable development in the reinsurance division’s prior year reserves did not reflect any significant changes in the key assumptions we made to estimate these reserves at June 30, 2004. For a discussion of the reserves for losses and loss adjustment expenses, please refer to the section above entitled “—Critical Accounting Policies, Estimates and Recent Accounting Pronouncements—Reserves for Losses and Loss Adjustment Expenses.”

Underwriting Expenses.  The reinsurance division’s acquisition expense ratio for the 2004 third quarter was 25.2%, compared to 22.6% for the 2003 third quarter. The 2003 third quarter acquisition expense ratio reflected the reversal of certain profit commissions due to ceding companies in the reinsurance division’s non-traditional business, due to an increase in loss activity, which lowered the acquisition expense ratio. No such reversals were recorded in the 2004 third quarter. The other operating expense ratio increased to 2.9% for the 2004 third quarter, compared to 2.5% for the 2003 third quarter, reflecting additional expenses incurred in 2004 as a result of the continued development of the reinsurance division’s operating platform.

Insurance Division

The following table sets forth our insurance division’s underwriting results:

	(Unaudited)
	Three Months Ended September 30,
(U.S. dollars in thousands)	2004	2003

Gross premiums written	$552,608	$558,863
Net premiums written	348,734	376,749

Net premiums earned	$332,295	$260,073
Policy-related fee income	4,915	3,583
Other underwriting-related fee income	635	—
Losses and loss adjustment expenses	(232,151)	(168,555)
Acquisition expenses, net	(35,858)	(36,840)
Other operating expenses	(54,264)	(33,654)
Underwriting income	$15,572	$24,607

Underwriting Ratios
Loss ratio	69.9%	64.8%
Acquisition expense ratio (1)	9.3%	12.8%
Other operating expense ratio	16.3%	12.9%
Combined ratio	95.5%	90.5%

(1)          The acquisition expense ratio is adjusted to include policy-related fee income.

Underwriting Income.  The insurance division’s underwriting income was $15.6 million for the 2004 third quarter, compared to $24.6 million for the 2003 third quarter. The combined ratio for the insurance division was 95.5% for the 2004 third quarter, compared to 90.5% for the 2003 third quarter. The insurance division incurred estimated pre-tax net losses, after reinsurance, related to Hurricanes Charley, Frances, Ivan and Jeanne of $40.2 million in the 2004 third quarter. Before reinsurance, such losses were estimated at $89.4 million. The components of the insurance division’s underwriting income are discussed below.

Premiums Written.  Gross premiums written for our insurance division were $552.6 million for the 2004 third quarter, compared to $558.9 million for the 2003 third quarter. For purposes of limiting our risk of loss, our insurance division reinsures a portion of its exposures, paying to reinsurers a part of the premiums received on the policies it writes. For the 2004 third quarter, ceded premiums written represented approximately 36.9% of gross premiums written, compared to 32.6% for the 2003 third quarter. The higher ceded percentage in the 2004 third quarter compared to the 2003 third quarter primarily resulted from increases in business ceded in the insurance division’s program, construction and surety and professional liability lines.

Net premiums written for the insurance division were $348.7 million for the 2004 third quarter, compared to $376.7 million for the 2003 third quarter. The decrease in net premiums written in the 2004 third quarter was primarily due to a reduction in program business in 2004 as a result of the non-renewal of certain programs. In addition, decreases in the insurance division’s executive assurance and the excess casualty component of its casualty business were in response to changing market conditions, while construction and surety volume was down due to the elimination of a distribution arrangement in 2004. Such decreases were partially offset by continued growth in the primary casualty, professional liability, healthcare and property, marine and aviation lines. In addition, the insurance division entered into a reinsurance agreement to cede 30% of certain program business with effective dates subsequent to March 31, 2004, which reduced 2004 third quarter net premiums written by $6.2 million. For information regarding net premiums written produced by type of business and geographic location, refer to note 4, “Segment Information,” of the notes accompanying our consolidated financial statements.

Net Premiums Earned.  Net premiums earned for our insurance division increased to $332.3 million for the 2004 third quarter, compared to $260.1 million for the 2003 third quarter. Net premiums earned reflect period to period changes in net premiums written, including the mix of business.

Policy-Related Fee Income.  Policy-related fee income for our insurance division was $4.9 million for the 2004 third quarter, compared to $3.6 million for the 2003 third quarter. Such amounts were primarily earned on our non-standard automobile business and our alternative markets business. In May 2004, we entered into a definitive agreement to sell our non-standard automobile insurance operations, subject to obtaining applicable regulatory approvals and other customary closing conditions, and we currently expect such sale to occur in the 2004 fourth quarter. If the sale occurs, policy-related fee income in future periods will be dependent on the insurance division’s alternative markets and other lines of business and may be substantially lower than the current level.

Losses and Loss Adjustment Expenses.  Losses and loss adjustment expenses incurred for our insurance division in the 2004 third quarter were $232.2 million, or 69.9% of net premiums earned, compared to $168.6 million, or 64.8%, for the 2003 third quarter. The loss ratio for the 2004 third quarter reflects $40.2 million, or a 12.1 point increase in the loss ratio, related to the hurricane activity noted above, partially offset by estimated net favorable development in prior year reserves of $7.8 million, or a 2.3 point reduction in the loss ratio. The remainder of the change in the loss ratio compared to the 2003 third quarter primarily resulted from better experience in the portion of our property business not impacted by catastrophic activity. For a discussion of the reserves for losses and loss adjustment expenses, please refer to the section above entitled “—Critical Accounting Policies, Estimates and Recent Accounting Pronouncements—Reserves for Losses and Loss Adjustment Expenses.”

Underwriting Expenses.  The acquisition expense ratio for our insurance division is calculated net of policy-related fee income and is influenced by, among other things, (1) the amount of ceding commissions received from unaffiliated reinsurers and (2) the amount of business written on a surplus lines (non-admitted) basis. The acquisition expense ratio was 9.3% for the 2004 third quarter (net of 1.5 points of policy-related fee income), compared to 12.8% for the 2003 third quarter (net of 1.4 points of policy-related fee income). The acquisition expense ratio in the 2004 third quarter decreased from the 2003 third quarter primarily due to the fact that the percentage of ceded business was higher in the 2004 period and the contribution of program business to net premiums earned (which operates at a higher acquisition expense ratio) was lower in the 2004 period.

The other operating expense ratio for the 2004 third quarter was 16.3%, compared to 12.9% for the 2003 third quarter, reflecting additional expenses incurred in 2004 as a result of the continued development of the insurance division’s operating platform.

Net Investment Income

Net investment income was $40.8 million for the 2004 third quarter, compared to $20.5 million for the 2003 third quarter. The increase in net investment income for the 2004 third quarter was primarily due to the significant increase in our invested assets resulting from cash flow provided by operating activities and our capital raising activities during the first half of 2004. In addition, our pre-tax and after-tax investment income yields (net of investment expenses), respectively, for the 2004 third quarter increased to 3.2% and 3.1%, from 2.8% and 2.5% for the 2003 third quarter, primarily as a result of an increase in the duration of the portfolio. These yields were calculated based on amortized cost. Yields on future investment income may vary based on financial market conditions, investment allocation decisions and other factors.

Net Realized Gains or Losses

Following is a summary of net realized gains (losses):

	(Unaudited)
	Three Months Ended September 30,
(U.S. dollars in thousands)	2004	2003

Fixed maturities	$12,656	$11,130
Privately held securities	1,284	236
Other	(437)	—
Total	$13,503	$11,366

Our investment portfolio is classified as available for sale. Currently, our portfolio is actively managed to maximize total return within certain guidelines. In assessing returns under this approach, we include net investment income, net realized gains and losses and the change in unrealized gains and losses generated by our investment portfolio. The effect of financial market movements on the investment portfolio will directly impact net realized gains and losses as the portfolio is adjusted and rebalanced. Total return, as reported to us by our investment advisors, for the 2004 third quarter was 2.62%, compared to 0.08% for the 2003 third quarter.

During the 2004 third quarter and 2003 third quarter, we realized gross losses from the sale of fixed maturities of $2.7 million and $6.3 million, respectively. With respect to those securities that were sold at a loss, the following is an analysis of the gross realized losses based on the period of time those securities had been in an unrealized loss position:

	(Unaudited)
	Three Months Ended September 30,
(U.S. dollars in thousands)	2004	2003

Less than 6 months	$2,655	$6,349
At least 6 months but less than 12 months	—	—
Over 12 months	—	—
Total	$2,655	$6,349

The fair values of such securities sold at a loss during the 2004 third quarter and 2003 third quarter were $311 million and $560 million, respectively. We did not record an other than temporary impairment on securities that were purchased and subsequently sold at a loss during the 2004 third quarter. For a discussion of our accounting for investments, please refer to the section above entitled “—Critical Accounting Policies, Estimates and Recent Accounting Pronouncements—Investments.”

Interest Expense

Interest expense was $6.3 million for the 2004 third quarter. Such amount primarily relates to our senior notes issued in May 2004.

Other

Other fee income, net of related expenses, represents revenues and expenses provided by our non-underwriting operations (primarily Hales, our merchant banking operations). During the 2004 second quarter, we entered into negotiations to sell Hales and, in October 2004, the sale of Hales was completed. Other income (loss) includes income generated by our investments in privately held securities for which we account for under the equity method of accounting. Under the equity method, we record a proportionate share of the investee company’s net income or loss based on our ownership percentage in such investment. In July 2004, we sold the privately held security for which we used equity method accounting. We do not currently anticipate significant revenues or expenses from non-underwriting operations or from equity method investments in future periods. Other expenses primarily represent certain holding company costs necessary to support our worldwide insurance and reinsurance operations and costs associated with operating as a publicly-traded company.

Net Foreign Exchange Gains or Losses

Net foreign exchange losses for the 2004 third quarter of $1,787,000 consisted of net unrealized losses of $1,435,000 and net realized losses of $352,000, and net foreign exchange gains for the 2003 third quarter of $3,708,000 consisted of net unrealized gains of $3,212,000 and net realized gains of $496,000. Foreign exchange gains and losses vary with fluctuations in currency rates and result from the translation of foreign denominated monetary assets and liabilities. Foreign currency fluctuations could add volatility to our net income in future periods.

Non-Cash Compensation

Restricted Stock

Non-cash compensation expense for the 2004 third quarter was $2.3 million, compared to $3.9 million for the 2003 third quarter. Such non-cash compensation expense is currently expected to be approximately $1.5 million in the 2004 fourth quarter. These amounts primarily relate to our capital raising activities during 2001 and the new underwriting initiative started in 2001. In addition, other non-cash compensation expenses that primarily relate to incentive compensation have been included in other operating expenses.

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

For purposes of the required pro forma information, the estimated fair value of employee stock options is amortized to expense over the options’ vesting period. The weighted average fair value of options granted during the 2004 and 2003 third quarters was $8.9 million and $1.8 million, respectively. Had we accounted for our employee stock options under the fair value method, our net income per share would have been adjusted to the pro forma amounts indicated below; however, the expensing of stock options would have had no impact on our shareholders’ equity.

	(Unaudited)
	Three Months Ended September 30,
(U.S. dollars in thousands, except share data)	2004	2003

Net income, as reported	$18,029	$82,587
Total stock-based employee compensation expense under fair value method, net of income taxes	(2,349)	(1,896)
Pro forma net income	$15,680	$80,691

Earnings per share – basic:
As reported	$0.55	$3.15
Pro forma	$0.48	$3.07
Earnings per share – diluted:
As reported	$0.25	$1.22
Pro forma	$0.21	$1.19

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

In March 2004, the FASB released an exposure draft, “Share-Based Payment-an Amendment of Statements No. 123 and 95” (the “Proposed Statement”), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The Proposed Statement would eliminate the ability to account for share-based compensation transactions using the intrinsic method under APB No. 25 and, generally, would require instead that such transactions be accounted for using a fair-value-based method. The proposed effective date is for interim and annual periods beginning after June 15, 2005. We will evaluate the impact of the Proposed Statement upon issuance by the FASB.

Income Taxes

Our effective tax rates may fluctuate from period to period based on the relative mix of income reported by jurisdiction primarily due to the varying tax rates in each jurisdiction. Our quarterly tax provision is adjusted to reflect changes in our expected annual effective tax rates, if any. The effective tax rate on income before income taxes and extraordinary item was a benefit of 14.5% for the 2004 third quarter, and the effective tax rate on income before income taxes and extraordinary item, excluding the reversal of a deferred tax asset valuation allowance, was 11.7% for the 2003 third quarter.

At September 30, 2004, we have a valuation allowance of $1.4 million against a deferred income tax asset in one of our subsidiaries that currently does not have a business plan to produce significant future taxable income. See note 9, “Income Taxes,” of the notes accompanying our consolidated financial statements, and “—Critical Accounting Policies, Estimates and Recent Accounting Pronouncements—Valuation Allowance.”

Extraordinary Gain

We recorded an extraordinary gain of $816,000 in the 2003 third quarter related to the acquisition of Personal Service Insurance Company (“PSIC”) in the 2002 fourth quarter. The extraordinary gain represented an adjustment to the fair value of PSIC due to the recognition of deferred tax assets as a result of the acquisition.

Results of Operations—Nine Months Ended September 30, 2004 and 2003

The following table sets forth net income and earnings per share data:

	(Unaudited)
	Nine Months Ended September 30,
(U.S. dollars in thousands, except share data)	2004	2003

Net income	$209,766	$196,857
Diluted net income per share	$2.91	$2.91
Diluted weighted average shares outstanding	72,090,798	67,539,330

Net income increased to $209.8 million for the nine months ended September 30, 2004, compared to $196.9 million for the nine months ended September 30, 2003. The increase in net income was primarily due to growth in our investment income as a result of the investment of cash flows from 2003 and 2004, which offset a lower level of underwriting profits as a result of the significant increase in losses related to catastrophic activity in the 2004 third quarter, as discussed in “—Segment Information” below. Our net income for the nine months ended September 30, 2004 represented a 14.6% annualized return on average equity, compared to a 17.2% annualized return on average equity for the nine months ended September 30, 2003. Basic earnings per share data has not been presented or discussed herein as it does not include the significant number of preference shares outstanding in 2004 and 2003.  The decrease in net income was primarily due to lower underwriting results in our reinsurance and insurance operations as a result of the higher level of catastrophic activity in the 2004 period, as discussed in “—Segment Information” below.

Diluted weighted average shares outstanding, which is used in the calculation of net income per share, was 4.6 million shares, or 6.7%, higher for the nine months ended September 30, 2004 than in the 2003 period. A majority of the increase in diluted weighted average shares outstanding was due to the partial weighting of 4.7 million shares issued in our March 2004 stock offering. Also contributing were increases in the dilutive effects of stock options and nonvested restricted stock calculated using the treasury stock method. In addition, part of the increase resulted from the weighted average impact of the exercise of stock options during 2003 and 2004 and the vesting of restricted shares.

Segment Information

Reinsurance Division

The following table sets forth our reinsurance division’s underwriting results:

	(Unaudited)
	Nine Months Ended September 30,
(U.S. dollars in thousands)	2004	2003

Gross premiums written	$1,361,081	$1,311,142
Net premiums written	1,309,654	1,268,374

Net premiums earned	$1,165,037	$932,334
Other underwriting-related fee income	560	5,097
Losses and loss adjustment expenses	(767,747)	(591,131)
Acquisition expenses, net	(307,015)	(217,379)
Other operating expenses	(31,213)	(22,644)
Underwriting income	$59,622	$106,277

Underwriting Ratios
Loss ratio	65.9%	63.4%
Acquisition expense ratio	26.4%	23.3%
Other operating expense ratio	2.7%	2.4%
Combined ratio	95.0%	89.1%

Underwriting Income.  The reinsurance division’s underwriting income was $59.6 million for the nine months ended September 30, 2004, compared to $106.3 million for the nine months ended September 30, 2003. The combined ratio for the reinsurance division was 95.0% for the nine months ended September 30, 2004, compared to 89.1% for the nine months ended September 30, 2003. The reinsurance division incurred estimated pre-tax net losses, after reinsurance, related to Hurricanes Charley, Frances, Ivan and Jeanne and Typhoon Songda of $111.7 million in the 2004 third quarter. Before reinsurance, such estimated losses were $143.4 million. The components of the reinsurance division’s underwriting income are discussed below.

Premiums Written.  Gross premiums written for our reinsurance division were $1.36 billion for the nine months ended September 30, 2004, compared to $1.31 billion for the nine months ended September 30, 2003. The reinsurance division is currently retaining substantially all of its reinsurance premiums written. As part of its aggregation management program, the reinsurance division purchased reinsurance in the 2004 second quarter which primarily provides $30 million of coverage for any one occurrence and $90 million in the aggregate annually, for certain catastrophe-related losses in California, Florida, Europe and Japan. In addition, the reinsurance division purchases reinsurance to cover certain risks and participates in “common account” and other retrocessional arrangements for certain treaties. “Common account” arrangements reduce the effect of individual or aggregate losses to all companies participating on such treaties, including the reinsurer, such as us, and the ceding company.

Net premiums written for our reinsurance division were $1.31 billion for the nine months ended September 30, 2004, compared to $1.27 billion for the nine months ended September 30, 2003. Increases in gross and net premiums written in international casualty business were offset by decreases in other specialty and other lines of business. For the nine months ended September 30, 2004, 68.7% and 31.3% of net premiums written were generated from pro rata contracts and excess of loss treaties, respectively, compared to 69.6% and 30.4% for the nine months ended September 30, 2003. Pro rata contracts are typically written at a lower loss ratio and higher expense ratio than excess of loss business. In certain cases, the reinsurance division writes pro rata contracts where the underlying business consists of excess of loss treaties. Approximately 34.0% of amounts included in the pro rata contracts written are related to excess of loss treaties for the nine months ended September 30, 2004. For information regarding net premiums written produced by type of business and geographic location, refer to note 4, “Segment Information,” of the notes accompanying our consolidated financial statements.

Net Premiums Earned.  Net premiums earned for our reinsurance division increased to $1.17 billion for the nine months ended September 30, 2004, compared to $932.3 million for the nine months ended September 30, 2003. Net premiums earned reflect period to period changes in net premiums written, including the mix and type of business. For the nine months ended September 30, 2004, 74.0% and 26.0% of net premiums earned were generated from pro rata contracts and excess of loss treaties, respectively, compared to 68.2% and 31.8% for the nine months ended September 30, 2003.

Other Underwriting-Related Fee Income.  Certain assumed reinsurance contracts are deemed, for financial reporting purposes, not to transfer insurance risk, and are accounted for using the deposit method of accounting. For those contracts that contain an element of underwriting risk, the estimated profit margin is deferred and amortized over the contract period. When the estimated profit margin is explicit, the margin is reflected as fee income. We recorded $560,000 of fee income on such contracts for the nine months ended September 30, 2004, compared to $5.1 million for the nine months ended September 30, 2003.

Losses and Loss Adjustment Expenses.  Losses and loss adjustment expenses incurred for our reinsurance division in the nine months ended September 30, 2004 were $767.7 million, or 65.9% of net premiums earned, compared to $591.1 million, or 63.4%, for the nine months ended September 30, 2003. The loss ratio for the nine months ended September 30, 2004 reflects $109.9 million, or 9.4 points of the loss ratio, related to the catastrophic activity noted above, and losses of approximately $8.1 million, or 0.7 points of the loss ratio, from the Algerian natural gas plant explosion in January 2004. The loss ratio for the nine months ended September 30, 2004 benefited from estimated net favorable development in prior year reserves of $32.5 million, or a 2.8 point reduction in the loss ratio. Both the frequency and severity of reported losses have been less than the levels anticipated for property and other short-tail business at December 31, 2003, which, in turn, led to a decrease in the reinsurance division’s loss ratio during the nine months ended September 30, 2004. In addition, primarily as a result of the commutation of certain treaties, the reinsurance division experienced estimated favorable development in non-traditional business of approximately $30.8 million, or a 2.6 point reduction in the loss ratio, which was partially offset by an increase in acquisition expenses of $21.7 million, or a 1.9 point increase in the acquisition expense ratio.

In addition, in its reserving process in 2002 and 2003, the reinsurance division recognized that there is a possibility that the assumptions made could prove to be inaccurate due to several factors primarily related to the start up nature of its operations. Due to the availability of additional data, and based on reserve analyses, it was determined that it was no longer necessary to continue to include such factors in the reserving process. This resulted in a 1.9 point decline in the loss ratio from the nine months ended September 30, 2003 to the nine months ended September 30, 2004. Except as discussed above, the estimated favorable development in the reinsurance division’s prior year reserves did not reflect any significant changes in the key assumptions we made to estimate these reserves at December 31, 2003. The remainder of the change in the loss ratio for the nine months ended September 30, 2004, compared to the nine months ended September 30, 2003, resulted from changes in the mix of business earned. For a discussion of the reserves for losses and loss adjustment expenses, please refer to the section above entitled “—Critical Accounting Policies, Estimates and Recent Accounting Pronouncements—Reserves for Losses and Loss Adjustment Expenses.”

Underwriting Expenses.  The acquisition expense ratio for the nine months ended September 30, 2004 was 26.4%, compared to 23.3% for the nine months ended September 30, 2003. The increase in the acquisition ratio was primarily due to additional profit commissions recorded in the reinsurance division’s non-traditional business discussed above. The other operating expense ratio increased to 2.7% for the nine months ended

September 30, 2004, compared to 2.4% for the nine months ended September 30, 2003, reflecting additional expenses incurred in 2004 as a result of the continued development of the reinsurance division’s operating platform.

Insurance Division

The following table sets forth our insurance division’s underwriting results:

	(Unaudited)
	Nine Months Ended September 30,
(U.S. dollars in thousands)	2004	2003

Gross premiums written	$1,499,693	$1,283,776
Net premiums written	994,809	842,658

Net premiums earned	$1,001,596	$589,929
Policy-related fee income	12,308	10,358
Other underwriting-related fee income	1,059	—
Losses and loss adjustment expenses	(660,364)	(395,304)
Acquisition expenses, net	(120,210)	(72,244)
Other operating expenses	(152,047)	(86,145)
Underwriting income	$82,342	$46,594

Underwriting Ratios
Loss ratio	65.9%	67.0%
Acquisition expense ratio (1)	10.8%	10.5%
Other operating expense ratio	15.2%	14.6%
Combined ratio	91.9%	92.1%

(1)          The acquisition expense ratio is adjusted to include policy-related fee income.

Underwriting Income.  The insurance division’s underwriting income was $82.3 million for the nine months ended September 30, 2004, compared to $46.6 million for the nine months ended September 30, 2003, primarily due to a higher level of net premiums earned. The combined ratio for the insurance division was 91.9% for the nine months ended September 30, 2004, compared to 92.1% for the nine months ended September 30, 2003. The insurance division incurred estimated pre-tax net losses, after reinsurance, related to Hurricanes Charley, Frances, Ivan and Jeanne of $40.2 million in the 2004 third quarter. Before reinsurance, such losses were estimated at $89.4 million. The components of the insurance division’s underwriting income are discussed below.

Premiums Written.  Gross premiums written for our insurance division increased by 16.8% to $1.5 billion for the nine months ended September 30, 2004, compared to $1.28 billion for the nine months ended September 30, 2003. For the nine months ended September 30, 2004, ceded premiums written represented approximately 33.7% of gross premiums written, compared to 34.4% for the nine months ended September 30, 2003.

Net premiums written for our insurance division increased by 18.1% to $994.8 million for the nine months ended September 30, 2004, compared to $842.7 million for the nine months ended September 30, 2003. Gross and net premiums written in the nine months ended September 30, 2004 were higher in most lines of business than in the nine months ended September 30, 2003 as a result of an increase in the number of policies written. For information regarding net premiums written produced by type of business and geographic location, refer to note 4, “Segment Information,” of the notes accompanying our consolidated financial statements.

Net Premiums Earned.  Net premiums earned for our insurance division increased to $1.0 billion for the nine months ended September 30, 2004, compared to $589.9 million for the nine months ended September 30, 2003. Net premiums earned reflect period to period changes in net premiums written, including the mix of business.

Policy-Related Fee Income.  Policy-related fee income for our insurance division was $12.3 million for the nine months ended September 30, 2004, compared to $10.4 million for the nine months ended September 30, 2003. Such amounts were primarily earned on our non-standard automobile business and our alternative markets business. In May 2004, we entered into a definitive agreement to sell our non-standard automobile insurance operations, subject to obtaining applicable regulatory approvals and other customary closing conditions, and we currently expect such sale to occur in the 2004 fourth quarter. If the sale occurs, policy-related fee income in future periods will be dependent on the insurance division’s alternative markets and other lines of business and may be substantially lower than the current level.

Other Underwriting-Related Fee Income.  Other underwriting-related fee income for our insurance division was $1.1 million for the nine months ended September 30, 2004. Such amount related to a retroactive portion of a reinsurance agreement entered into during the 2003 fourth quarter pursuant to which we assumed certain surety contracts that were effective prior to October 1, 2003.

Losses and Loss Adjustment Expenses.  Losses and loss adjustment expenses incurred for our insurance division in the nine months ended September 30, 2004 were $660.4 million, or 65.9% of net premiums earned, compared to $395.3 million, or 67.0%, for the nine months ended September 30, 2003. The decrease in the loss ratio for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 primarily resulted from better experience recorded in property business and changes in the mix of business. The loss ratio for the nine months ended September 30, 2004 reflects $40.2 million, or a 4.0 point increase in the loss ratio, related to the hurricane activity noted above. In addition, estimated net favorable development in prior year reserves of $9.6 million reduced the insurance division’s loss ratio by 1.0 point. For a discussion of the reserves for losses and loss adjustment expenses, please refer to the section above entitled “—Critical Accounting Policies, Estimates and Recent Accounting Pronouncements—Reserves for Losses and Loss Adjustment Expenses.”

Underwriting Expenses.  The acquisition expense ratio for our insurance division is calculated net of policy-related fee income and is influenced by, among other things, (1) the amount of ceding commissions received from unaffiliated reinsurers and (2) the amount of business written on a surplus lines (non-admitted) basis. The acquisition expense ratio was 10.8% for the nine months ended September 30, 2004 (net of 1.2 points of policy-related fee income), compared to 10.5% for the nine months ended September 30, 2003 (net of 1.8 points of policy-related fee income).

The other operating expense ratio for the nine months ended September 30, 2004 was 15.2%, compared to 14.6% for the nine months ended September 30, 2003 reflecting additional expenses incurred in 2004 as a result of the continued development of the insurance division’s operating platform.

Net Investment Income

Net investment income was $98.1 million for the nine months ended September 30, 2004, compared to $58.8 million for the nine months ended September 30, 2003. The increase in net investment income for the nine months ended September 30, 2004 was due to the significant increase in our invested assets primarily resulting from cash flow provided by operating activities and our capital raising activities during the first half of 2004. Our pre-tax and after-tax investment income yields (net of investment expenses), respectively, for the nine months ended September 30, 2004 were 2.9% and 2.7%, compared to 3.0% and 2.7% for the nine months ended September 30, 2003.

Net Realized Gains or Losses

Following is a summary of net realized gains (losses):

	(Unaudited)
	Nine Months Ended September 30,
(U.S. dollars in thousands)	2004	2003

Fixed maturities	$15,700	$18,863
Privately held securities	2,426	693
Other	1,957	1,898
Total	$20,083	$21,454

Total return, as reported to us by our investment advisors, for the nine months ended September 30, 2004 was 2.73%, compared to 3.70% for the nine months ended September 30, 2003. Included in “Other” for the nine months ended September 30, 2004 is a $1.4 million gain recorded in connection with a forward swap hedge, a derivative investment. During the nine months ended September 30, 2003, we recorded a realized gain, included in “Other” in the table above, on proceeds received from a class action lawsuit related to a publicly traded equity security which we previously owned and for which we had recorded a significant realized loss in a prior year.

During the nine months ended September 30, 2004 and nine months ended September 30, 2003, we realized gross losses from the sale of fixed maturities of $10.6 million and $7.5 million, respectively. With respect to those securities that were sold at a loss, the following is an analysis of the gross realized losses based on the period of time those securities had been in an unrealized loss position:

	(Unaudited)
	Nine Months Ended September 30,
(U.S. dollars in thousands)	2004	2003

Less than 6 months	$10,567	$7,379
At least 6 months but less than 12 months	18	27
Over 12 months	—	128
Total	$10,585	$7,534

The fair values of such securities sold at a loss during the nine months ended September 30, 2004 and nine months ended September 30, 2003 were $1.2 billion and $688 million, respectively. We did not record an other than temporary impairment on securities that were purchased and subsequently sold at a loss during the nine months ended September 30, 2004. For a discussion of our accounting for investments, please refer to the section above entitled “—Critical Accounting Policies, Estimates and Recent Accounting Pronouncements—Investments.”

Other

Other fee income, net of related expenses, represents revenues and expenses provided by our non-underwriting operations (primarily Hales, our merchant banking operations). During the 2004 second quarter, we entered into negotiations to sell Hales and, in October 2004, the sale of Hales was completed. Included in other income (loss) for the nine months ended September 30, 2004 is a charge of $4.5 million resulting from a write-down of the carrying value of Hales. See note 14, “Goodwill and Intangible Assets,” of the notes accompanying our consolidated financial statements. Other income (loss) also includes income generated by our investments in privately held securities for which we account for under the equity method of accounting, which amounted to $1.3 million for the nine months ended September 30, 2004, compared to $2.3 million for the nine months ended September 30, 2003. In July 2004, we sold the privately held security for which we used equity method accounting. Other expenses primarily represent certain holding company costs necessary to support our worldwide insurance and reinsurance operations and costs associated with operating as a publicly-traded company.

Interest Expense

Interest expense was $12.4 million for the nine months ended September 30, 2004. Such amounts primarily relate to our senior notes issued in May 2004 and amounts outstanding under our credit facility.

Net Foreign Exchange Gains or Losses

Net foreign exchange losses for the nine months ended September 30, 2004 of $1,603,000 consisted of net unrealized losses of $985,000 and net realized losses of $618,000, and net foreign exchange gains for the nine months ended September 30, 2003 of $6,519,000 consisted of net unrealized gains of $4,859,000 and net realized gains of $1,660,000.

Non-Cash Compensation

Restricted Stock

Non-cash compensation expense was $7.7 million for the nine months ended September 30, 2004, compared to $11.7 million for the nine months ended September 30, 2003. These amounts primarily relate to our capital raising activities during 2001 and the new underwriting initiative started in 2001. In addition, other non-cash compensation expenses that primarily relate to incentive compensation have been included in other operating expenses.

Stock Options

For purposes of the required pro forma information, the estimated fair value of employee stock options is amortized to expense over the options’ vesting period. The weighted average fair value of options granted during the nine months ended September 30, 2004 and 2003 was $9.4 million and $2.7 million, respectively. Had we accounted for our employee stock options under the fair value method, our net income per share would have been adjusted to the pro forma amounts indicated below; however, the expensing of stock options would have had no impact on our shareholders’ equity.

	(Unaudited)
	Nine Months Ended September 30,
(U.S. dollars in thousands, except share data)	2004	2003

Net income, as reported	$209,766	$196,857
Total stock-based employee compensation expense under fair value method, net of income taxes	(3,286)	(5,188)
Pro forma net income	$206,480	$191,669

Earnings per share – basic:
As reported	$6.82	$7.53
Pro forma	$6.71	$7.33
Earnings per share – diluted:
As reported	$2.91	$2.91
Pro forma	$2.86	$2.84

Income Taxes

The effective tax rate on income before income taxes and extraordinary item was 6.0% for the nine months ended September 30, 2004. The effective tax rate on income before income taxes and extraordinary item, excluding the reversal of a $773,000 deferred tax asset valuation allowance, was 11.4% for the nine months ended September 30, 2003. The reduction in the effective tax rate in the 2004 period resulted from a change in the relative mix of income reported by jurisdiction. See note 9, “Income Taxes,” of the notes accompanying our consolidated financial statements, and “—Critical Accounting Policies, Estimates and Recent Accounting Pronouncements—Valuation Allowance.”

Liquidity and Capital Resources

ACGL is a holding company whose assets primarily consist of the shares in its subsidiaries. Generally, we depend on our available cash resources, liquid investments and dividends or other distributions from our subsidiaries to make payments, including the payment of operating expenses we may incur, interest expense on our senior notes and for any dividends our board of directors may determine. ACGL does not currently intend to declare any dividends.

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

On a consolidated basis, our aggregate invested assets, including cash and short-term investments, totaled $5.35 billion at September 30, 2004 compared to $3.72 billion at December 31, 2003. At September 30, 2004, our fixed income portfolio, which includes fixed maturity securities and short-term investments, had an average Standard & Poor’s quality rating of “AA+” and an average duration of 3.7 years. ACGL’s readily available cash, short-term investments and marketable securities, excluding amounts held by our regulated insurance and reinsurance subsidiaries, totaled $8.1 million at September 30, 2004, compared to $10.6 million at December 31, 2003.

The ability of our regulated insurance and reinsurance subsidiaries to pay dividends or make distributions is dependent on their ability to meet applicable regulatory standards. Under Bermuda law, Arch Reinsurance Ltd. (“Arch Re Bermuda”) is required to maintain a minimum solvency margin (i.e., the amount by which the value of its general business assets must exceed its general business liabilities) equal to the greatest of (1) $100,000,000, (2) 50% of net premiums written (being gross premiums written by us less any premiums ceded by us, but we may not deduct more than 25% of gross premiums when computing net premiums written) and (3) 15% of loss and other insurance reserves. Arch Re Bermuda is prohibited from declaring or paying any dividends during any financial year if it is not in compliance with its minimum solvency margin. In addition, Arch Re Bermuda is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files, at least seven days before payment of such dividends, with the Bermuda Monetary Authority an affidavit stating that it will continue to meet the required margins. In addition, Arch Re Bermuda is prohibited, without prior approval of the Bermuda Monetary Authority, from reducing by 15% or more its total statutory capital, as set out in its previous year’s statutory financial statements. At December 31, 2003, Arch Re Bermuda had statutory capital and surplus as determined under Bermuda law of $1.43 billion (including ownership interests in its subsidiaries). Accordingly, 15% of Arch Re Bermuda’s capital, or approximately $214.7 million, is available for dividends during 2004 without prior approval under Bermuda law, as discussed above. Our U.S. insurance and reinsurance subsidiaries, on a consolidated basis, may not pay any significant dividends or distributions during 2004 without prior regulatory approval. In addition, the ability of our insurance and reinsurance subsidiaries to pay dividends is also constrained by our dependence on financial strength ratings from independent rating agencies. Our ratings from these agencies depend to a large extent on the capitalization levels of our insurance and reinsurance subsidiaries. In October 2004, Arch Re Bermuda paid a dividend of approximately $11.0 million to ACGL. On November 1, 2004, ACGL paid its semi-annual interest payment on the senior notes of approximately $10.8 million.

We are required to maintain assets on deposit with various regulatory authorities to support our insurance and reinsurance operations. The assets on deposit are available to settle insurance and reinsurance liabilities to third parties. We also have investments in segregated portfolios primarily to provide collateral or guarantees for letters of credit to third parties. At September 30, 2004 and December 31, 2003, such amounts approximated $464.4 million and $289.7 million, respectively. In addition, Arch Re Bermuda maintains assets in trust accounts to support insurance and reinsurance transactions with affiliated U.S. companies. At September 30, 2004 and December 31, 2003, such amounts approximated $1.98 billion and $1.12 billion, respectively.

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

Our insurance and reinsurance operations provide liquidity in that premiums are received in advance, sometimes substantially in advance, of the time losses are paid. The period of time from the occurrence of a claim through the settlement of the liability may extend many years into the future. Sources of liquidity include cash flows from operations, financing arrangements or routine sales of investments.

As part of our investment strategy, we seek to establish a level of cash and highly liquid short-term and intermediate-term securities which, combined with expected cash flow, is believed by us to be adequate to meet our foreseeable payment obligations. However, due to the nature of our operations, cash flows are affected by claim payments that may comprise large payments on a limited number of claims and which can fluctuate from year to year. The irregular timing of these payments can create significant variations in cash flows from operations between periods and may result in required liquidity through the sale of investments or utilization of credit facilities. We may be forced to sell securities at a loss, which may be material, at such point.

Consolidated cash provided by operating activities was $1.35 billion for the nine months ended September 30, 2004, compared to $1.15 billion for the nine months ended September 30, 2003. Cash flow from operating activities are provided by premiums collected, fee income, investment income and collected reinsurance recoverables, offset by losses and loss adjustment expense payments, reinsurance premiums paid, operating costs and current taxes paid. The increase in cash flow was primarily due to the growth in premium volume and a low level of claim payments due, in part, to the limited history of our insurance and reinsurance operations.

We expect that our operational needs, including our anticipated insurance obligations and operating and capital expenditure needs, for the next twelve months, at a minimum, will be met by our balance of cash, short-term investments and our credit facilities, as well as by funds generated from underwriting activities and investment income and proceeds on the sale or maturity of our investments.

We monitor our capital adequacy on a regular basis. The future capital requirements of our business will depend on many factors, including our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover losses. Our ability to underwrite is largely dependent upon the quality of our claims paying and financial strength ratings as evaluated by independent rating agencies. In particular, we require (1) sufficient capital to maintain our financial strength ratings, as issued by several ratings agencies, at a level considered necessary by management to enable our key operating subsidiaries to compete; (2) sufficient capital to enable our underwriting subsidiaries to meet the capital adequacy tests performed by statutory agencies in the U.S. and other key markets; and (3) letters of credit and other forms of collateral that are required by our non-U.S. operating companies that are “non-admitted” under U.S. state insurance regulations.

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

In May 2004, we capitalized our subsidiary, Arch Insurance Company (Europe) Limited (“Arch-Europe”), with £50 million British Pounds Sterling (or approximately $92 million). Shortly following such capitalization, the Financial Services Authority licensed Arch-Europe as an authorized insurer in the United Kingdom, and Arch-Europe commenced operating as an underwriting center for the insurance division. For the nine months ended September 30, 2004, we recorded a foreign currency translation adjustment loss of $1,585,000. Such amount is included as part of other comprehensive income and is related to foreign currency exchange rate movement in Arch-Europe’s operations, where the functional currency is British Pounds Sterling and not the U.S. dollar.

In May 2004, ACGL and its subsidiary, Arch Capital Holdings Ltd. (“ACHL”) entered into a definitive agreement to sell our non-standard automobile insurance operations for a cash purchase price which approximates carrying value. If the transaction closes, it is expected that, during specified periods, we will provide substantial reinsurance to the subsidiaries transferred in the sale. The transaction is subject to obtaining applicable regulatory approvals and other customary closing conditions and is not expected to result in a material realized gain or loss. We currently expect the sale to close in the 2004 fourth quarter.

In July 2004, we filed a universal shelf registration statement with the Securities and Exchange Commission. This registration statement allows for the possible future offer and sale by us of up to $650 million of various types of securities, including unsecured debt securities, preference shares, common shares, warrants, share purchase contracts and units and depositary shares. The shelf registration statement enables us to cost effectively and efficiently access public debt and/or equity capital markets in order to meet our future capital needs. In addition, our shelf registration statement allows selling shareholders to resell up to an aggregate of 9,892,594 common shares that they own (or may acquire upon the conversion of outstanding preference shares or warrants) in one or more offerings from time to time. We will not receive any proceeds from the shares offered by the selling shareholders. This report is not an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

In September 2004, we entered into an agreement for a three-year $300 million unsecured revolving loan and letter of credit facility and a three-year $400 million secured letter of credit facility. The $300 million unsecured portion of the credit facility is also available for the issuance of unsecured letters of credit up to $100 million for our U.S.-based reinsurance operations. Simultaneously with the execution of the credit agreement, our former credit agreement was terminated. See “—Contractual Obligations and Commercial Commitments—Letter of Credit and Revolving Credit Facility” for a description of the credit agreement.

At September 30, 2004, our capital of $2.43 billion consisted of senior notes of $300.0 million, representing 12.4% of the total, and shareholders’ equity of $2.13 billion, representing 87.6% of the total. At December 31, 2003, our capital of $1.91 billion consisted of revolving credit facility borrowings of $200.0 million, representing 10.5% of the total, and shareholders’ equity of $1.71 billion, representing 89.5% of the total. The increase in our capital during 2004 of $517.7 million was primarily attributable to the effects of net income for the nine months ended September 30, 2004, net proceeds from the stock offering in March 2004 and the net increase in debt outstanding as a result of the offering of senior notes in May 2004.

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

Premium Estimates

Our premiums written and premiums receivable include estimates for our insurance and reinsurance operations. Insurance premiums written include estimates for program, aviation and collateralized protection business and for participation in involuntary pools. Reinsurance premiums written include amounts reported by the ceding companies, supplemented by our own estimates of premiums for which ceding company reports have not been received. The basis for the amount of premiums written recognized varies based on the types of contracts we write. Premiums on our excess of loss and pro rata reinsurance contracts are estimated when the business is underwritten. For excess of loss contracts, the minimum premium, as defined in the contract, is generally recorded as an estimate of premiums written as of the date of the treaty. Estimates of premiums written under pro rata contracts are recorded in the period in which the underlying risks are expected to incept and are based on information provided by the brokers and the ceding companies. For multi-year reinsurance treaties which are payable in annual installments, only the initial annual installment is included as premiums written at policy inception due to the ability of the reinsured to commute or cancel coverage during the term of the policy. The remaining annual installments are included as premiums written at each successive anniversary date within the multi-year term.

Reinsurance premium estimates are reviewed at least quarterly, based on management’s review by treaty, comparing actual reported premiums to expected ultimate premiums together with a review of the aging and collection of premium estimates. In addition, our underwriters may confirm the realization of the expected premium in discussions with brokers and ceding companies. Based on management’s review, the appropriateness of the premium estimates is evaluated, and any adjustment to these estimates is recorded in the period in which it becomes known. Adjustments to original premium estimates could be material and such adjustments could directly and significantly impact earnings favorably or unfavorably in the period they are determined because the subject premium may be fully or substantially earned. A significant portion of amounts included as premiums receivable, which represent estimated premiums written, net of commissions, is not currently due based on the terms of the underlying contracts. Based on the above process, management believes that the premium estimates included in premiums receivable will be collectible and, therefore, no provision for doubtful accounts has been recorded on the premium estimates at September 30, 2004.

Reinsurance Protection and Recoverables

For purposes of limiting our risk of loss, we reinsure a portion of our exposures, paying to reinsurers a part of the premiums received on the policies we write, and we may also use retrocessional protection. For the nine months ended September 30, 2004, ceded premiums written represented approximately 16.3% of gross premiums written, compared to 14.3% for the nine months ended September 30, 2003.

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

We monitor the financial condition of our reinsurers and attempt to place coverages only with substantial, financially sound carriers. At September 30, 2004, approximately 81.2% of our reinsurance recoverables on paid and unpaid losses of $643.5 million (not including prepaid reinsurance premiums) were due from carriers which had an A.M. Best rating of “A-” or better. No reinsurance recoverables from any one carrier exceeded 4.0% of our total shareholders’ equity at September 30, 2004.

The following table details our reinsurance recoverables at September 30, 2004:

	% of Total	A.M. Best Rating (1)
Sentry Insurance a Mutual Company (2)	13.1%	A+
Alternative market recoverables (3)	12.0%	NR
Everest Reinsurance Company	10.7%	A+
Lloyd’s of London syndicates (4)	6.1%	A
Employers Reinsurance Corporation	6.0%	A
Swiss Reinsurance America Corporation	5.2%	A+
Allied World Assurance Company Ltd.	5.0%	A+
GE Frankona Reinsurance Ltd.	4.1%	A
Federal Insurance Company	3.4%	A++
Odyssey America Reinsurance Corporation	3.2%	A
Converium Reinsurance (NA) Inc.	2.4%	B-
Gerling Global Reinsurance Corporation of America (5)	0.8%	NR
PMA Capital Insurance Company	0.7%	B+
Lyndon Property Insurance Company (6)	0.7%	A-
Lumbermens Mutual Casualty Company	0.6%	D
Workman’s Compensation Reinsurance Association (7)	0.5%	NR
Knight Insurance Company Ltd.	0.2%	B+
AXA Corporate Solutions Reinsurance Company	0.2%	B+
Trenwick America Reinsurance Corporation	0.1%	NR
SCOR Reinsurance Company	0.1%	B++
All other (8)	25.5%
Total	100.0%

(1)                        The financial strength ratings are as of November 5, 2004 and were assigned by A.M. Best based on its opinion of the insurer’s financial strength as of such date. An explanation of the ratings listed in the table follows: the ratings of “A++” and “A+” are designated “Superior”; the “A” and “A-” ratings are designated “Excellent”; ratings of “B++” and “B+” are designated “Very Good”; the rating of “B-” is designated “Fair”; and the “D” rating is designated “Poor.” Additionally, A.M. Best has five classifications within the “Not Rated” or “NR” category. Reasons for an “NR” rating being assigned by A.M. Best include insufficient data, size or operating experience, companies which are in run-off with no active business writings or are dormant, companies which disagree with their rating and request that a rating not be published or insurers that request not to be formally evaluated for the purposes of assigning a rating opinion.

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

(4)                        The A.M. Best group rating of “A” (Excellent) has been applied to all Lloyd’s of London syndicates.

(5)                        Gerling Global Reinsurance Corporation of America is a stand-alone subsidiary of Gerling Globale Rückversicherungs-AG. Gerling Global Reinsurance Corporation of America reported that it had approximately $71 million of statutory policyholders’ surplus at December 31, 2003. Gerling Global Reinsurance Corporation of America is current in its payment obligations to us.

(6)                        In connection with our acquisition of Western Diversified Casualty Insurance Company (“Western Diversified”) in June 2003, the seller, Protective Life Corporation, and certain of its affiliates (including Lyndon Property Insurance Company), agreed to assume all liabilities arising out of Western Diversified’s business prior to the closing of the acquisition. The balance due from Lyndon Property Insurance Company reflected above includes all such amounts.

(7)                        Represents amounts recoverable from a mandatory pool for writing workers’ compensation coverage in the State of Minnesota, covering losses in excess of a specified amount on certain of our insurance business.

(8)                        The following table provides a breakdown of the “All other” category by A.M. Best rating:

Companies rated “A-” or better	23.7%
Companies rated "B++"	0.4%
Companies rated "B+"	0.4%
Companies not rated	1.0%
Total	25.5%

Natural and Man-Made Catastrophic Events

We have large aggregate exposures to natural and man-made catastrophic events. Catastrophes can be caused by various events, including, but not limited to, hurricanes, floods, windstorms, earthquakes, hailstorms, explosions, severe winter weather and fires. Catastrophes can also cause losses in non-property business such as workers’ compensation or general liability. In addition to the nature of property business, we believe that economic and geographic trends affecting insured property, including inflation, property value appreciation and geographic concentration, tend to generally increase the size of losses from catastrophic events over time.

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

Foreign Currency Exchange Rate Fluctuation

We write business on a worldwide basis, and our net income may be affected by fluctuations in foreign currency exchange rates as changes in foreign currency exchange rates can reduce our revenues and increase our liabilities and costs. The U.S. dollar is the functional currency for all of our subsidiaries, except Arch-Europe, for which the functional currency is British Pounds Sterling. In order to reduce our exposure to these exchange rate risks, we have invested and expect to continue to invest in securities denominated in currencies other than the U.S. Dollar. Our reinsurance division invests certain funds in British Pounds Sterling and Euros in order to mitigate the foreign currency exchange risk on projected liabilities in such currencies. For Arch-Europe, we have chosen not to hedge the currency risk on the capital contributed to Arch-Europe in May 2004. However, we intend to match Arch-Europe’s projected liabilities in foreign currencies with investments in the same currencies. We may suffer losses solely as a result of exchange rate fluctuations.

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

Financial strength and claims paying ratings from third party rating agencies are instrumental in establishing the competitive positions of companies in our industry. Periodically, rating agencies evaluate us to confirm that we continue to meet their criteria for the ratings assigned to us by them. Our reinsurance subsidiaries, Arch Reinsurance Company and Arch Re Bermuda, and our principal insurance subsidiaries, Arch Insurance Company, Arch Excess & Surplus Insurance Company, Arch Specialty and Arch-Europe, each currently has a financial strength rating of “A-” (Excellent) from A.M. Best. The “A-” rating is the fourth highest out of fifteen ratings assigned by A.M. Best. In connection with the pending sale of our non-standard automobile insurers, A.M. Best has placed the financial strength ratings of American Independent Insurance Company (current financial strength rating of “B+” (Very Good) from A.M. Best) and The Personal Service Insurance Co. (current financial strength rating of “A-” (Excellent) from A.M. Best) under review. The “B+” rating is the sixth highest out of fifteen ratings assigned by A.M. Best. A.M. Best has assigned a financial strength rating of “NR-3” (Rating Procedure Inapplicable) to Western Diversified.

Rating agencies have been coming under increasing pressure as a result of high-profile corporate bankruptcies and may, as a result, increase their scrutiny of rated companies, revise their rating policies or take other action. We can offer no assurances that our ratings will remain at their current levels, or that our security will be accepted by brokers and our insureds and reinsureds. A ratings downgrade, or the potential for such a downgrade, could adversely affect both our relationships with agents, brokers, wholesalers and other distributors of our existing products and services and new sales of our products and services. In addition, under certain of the reinsurance agreements assumed by our reinsurance operations, upon the occurrence of a ratings downgrade or other specified triggering event with respect to our reinsurance operations, such as a reduction in surplus by specified amounts during specified periods, our ceding company clients may be provided with certain rights, including, among other things, the right to terminate the subject reinsurance agreement and/or to require that our reinsurance operations post additional collateral. In the event of a ratings downgrade or other triggering event, the exercise of such contract rights by our clients could have a material adverse effect on our financial condition and results of operations, as well as our ongoing business and operations.

Contractual Obligations and Commercial Commitments

Letter of Credit and Revolving Credit Facilities

On September 16, 2004, we entered into an agreement (“Credit Agreement”) for a three-year $300 million unsecured revolving loan and letter of credit facility and a three-year $400 million secured letter of credit facility. Letters of credit were issued under the Credit Agreement on September 17, 2004. Borrowings of revolving loans may be made by us at a variable rate based on LIBOR or an alternative base rate at our option. The $300 million unsecured revolving loan is also available for the issuance of unsecured letters of credit up to $100 million for our U.S.-based reinsurance operations. The Credit Agreement replaced our former credit agreement, dated as of September 12, 2003 and amended as of September 10, 2004, which provided for unsecured borrowings of up to $300 million. Simultaneously with the execution of the Credit Agreement, our former credit agreement was terminated.

We are required to comply with certain covenants under the Credit Agreement. These covenants require, among other things, that we maintain a debt to shareholders’ equity ratio of not greater than 0.35 to 1 and shareholders’ equity in excess of $1.4 billion plus 40% of future aggregate net income (not including any future net losses) and 40% of future aggregate capital raising proceeds, that we maintain minimum unencumbered cash and investment grade securities in the amount of $400 million and that our principal insurance and reinsurance subsidiaries maintain at least a “B++” rating from A.M. Best. In addition, certain of our subsidiaries who are parties to the Credit Agreement are required to maintain minimum shareholders’ equity levels. We were in compliance with all covenants contained in the Credit Agreement at September 30, 2004. The Credit Agreement expires in September 2007.

Including the secured letter of credit portion of the Credit Agreement and another letter of credit facility (together, the “LOC Facilities”), we have access to secured letter of credit facilities for up to a total of $450 million. The principal purpose of the LOC Facilities is to issue, as required, evergreen standby letters of credit in favor of primary insurance or reinsurance counterparties with which it has entered into reinsurance arrangements to ensure that such counterparties are permitted to take credit for reinsurance obtained from our reinsurance subsidiaries in United States jurisdictions where such subsidiaries are not licensed or otherwise admitted as an insurer, as required under insurance regulations in the United States, and to comply with requirements of Lloyd’s of London in connection with qualifying quota share arrangements. The amount of letters of credit issued is driven by, among other things, the timing and payment of catastrophe losses, loss development of existing reserves, the payment pattern of such reserves, the further expansion of our business and the loss experience of such business. When issued, such letters of credit are secured by a portion of our investment portfolio. In addition, the LOC Facilities also require the maintenance of certain financial covenants, with which we were in compliance at September 30, 2004. At such date, we had approximately $267.8 million in outstanding letters of credit under the LOC Facilities, which were secured by investments totaling $314.6 million. The other letter of credit facility expires in December 2008. It is anticipated that the LOC facilities will be renewed (or replaced) on expiry, but such renewal (or replacement) will be subject to the availability of credit from banks which we utilize.

In addition to letters of credit, we have and may establish insurance trust accounts in the U.S. and Canada to secure its reinsurance amounts payable as required. At September 30, 2004, CAD $35.0 million had been set aside in Canadian trust accounts.

Senior Notes

In May 2004, we completed a public offering of $300 million principal amount of 7.35% senior notes (“Senior Notes”) due May 1, 2034 and received net proceeds of approximately $296 million. We will pay interest on the Senior Notes on May 1 and November 1 of each year. The first such payment will be made on November 1, 2004. We may redeem the Senior Notes at any time and from time to time, in whole or in part, at a “make-whole” redemption price. The Senior Notes are our senior unsecured obligations and rank equally with all of its existing and future senior unsecured indebtedness. The effective interest rate related to the Senior Notes, based on the net proceeds received, is approximately 7.46%. We used $200 million of the net proceeds from the offering to repay all amounts outstanding on our revolving credit facilities and the remaining proceeds were used to support the underwriting activities of our insurance and reinsurance subsidiaries and for other general corporate purposes.

Investments

At September 30, 2004, the fair value of our consolidated cash and invested assets was $5.35 billion, consisting of $231.0 million of cash and short-term investments, $5.1 billion of publicly traded fixed maturity securities and $23.3 million of privately held securities. At September 30, 2004, our invested assets did not include any publicly traded equity securities; however, for portfolio diversification purposes, we expect to allocate a portion of our portfolio to equity securities in future periods. At September 30, 2004, our fixed income portfolio, which includes fixed maturity securities and short-term investments, had an average Standard & Poor’s quality rating of “AA+” and an average duration of 3.7 years. The pre-tax investment income yields (net of investment expenses) on our fixed income portfolio were 3.2% for the 2004 third quarter and 2.9% for the nine months ended September 30, 2004. The average yield to maturity (book yield) on our fixed income portfolio was 3.4% at September 30, 2004.

Our fixed income investment portfolio is currently managed by external investment advisors under our direction in accordance with investment guidelines provided by us. Our current guidelines stress preservation of capital, market liquidity and diversification of risk.

Each quarter, we review our investments to determine whether a decline in fair value below the amortized cost basis is other than temporary. Our process for identifying if declines in the fair value of investments are other than temporary involves consideration of several factors. These factors include (i) the time period in which there has been a significant decline in value, (ii) an analysis of the liquidity, business prospects and overall financial condition of the issuer, (iii) the significance of the decline and (iv) our intent and ability to hold the investment for a sufficient period of time for the value to recover. Where our analysis of the above factors results in the conclusion that declines in fair values are other than temporary, the cost of the securities is written down to fair value and the previously unrealized loss is therefore reflected as a realized loss. In March 2004, the EITF reached a consensus regarding EITF 03-1 which provides guidance for evaluating whether an investment is other-than-temporarily impaired and was effective beginning with the 2004 third quarter. In October 2004, the FASB issued a final FASB Staff Position that delayed the effective date of the application guidance on impairment of securities that is included in paragraphs 10 through 20 of EITF 03-1. The annual disclosure requirements under paragraphs 20 through 21 of EITF 03-1 have not been deferred. We are currently evaluating the impact that EITF 03-1 may have on our consolidated financial statements. The delay in the effective date for the application guidance is not a suspension of currently existing accounting requirements for assessing other-than-temporary impairments for securities under SFAS No. 115 or other current accounting standards, including current guidance for cost-method and equity-method investments.

At September 30, 2004, we had gross unrealized losses on our fixed maturity securities of $16.6 million. At September 30, 2004, approximately 857 fixed maturity securities out of a total of approximately 1,881 securities were in an unrealized loss position. The largest single unrealized loss in our fixed maturity portfolio was $1.4 million. The information presented below for the gross unrealized losses on our fixed maturity securities at September 30, 2004 indicates the potential effect upon future earnings and financial position in the event management later concludes that some of the current declines in the fair value of such securities are other than temporary.

The following table provides an analysis of the length of time each of those fixed maturities with an unrealized loss at September 30, 2004 has been in a continual unrealized loss position:

	(Unaudited)
	Less than 12 Months		Equal to or greater than 12 months
(U.S. dollars in thousands)	Estimated Fair Value and Carrying Value	Gross Unrealized (Losses)	Estimated Fair Value and Carrying Value	Gross Unrealized (Losses)

Fixed maturities:
U.S. government and government agencies	$754,570	$(6,000)	$256	$(5)
Corporate bonds	459,102	(4,153)	37,193	(737)
Asset backed securities	543,239	(2,787)	64,660	(821)
Municipal bonds	74,662	(251)	—	—
Mortgage backed securities	117,145	(1,623)	—	—
Non-U.S. government securities	46,849	(203)	—	—
Total	$1,995,567	$(15,017)	$102,109	$(1,563)

The following table presents the Standard & Poor’s credit quality distribution of our fixed maturity securities at September 30, 2004:

	(Unaudited)
	September 30, 2004
(U.S. dollars in thousands)	Estimated Fair Value and Carrying Value	% of Total

Fixed Maturities:
AAA	$3,821,196	75.0%
AA	308,153	6.0%
A	701,257	13.8%
BBB	169,322	3.3%
BB	13,848	0.3%
B	78,754	1.5%
Lower than B	3,422	0.1%
Total	$5,095,952	100.0%

As part of our investment strategy, we seek to establish a level of cash and highly liquid short-term and intermediate-term securities which, combined with expected cash flow, is believed by us to be adequate to meet our foreseeable payment obligations. We currently do not utilize derivative financial instruments such as futures, forward contracts, swaps or options or other financial instruments with similar characteristics such as interest rate caps or floors and fixed-rate loan commitments, other than a forward starting swap which was entered into in connection with our Senior Notes, as described above in “—Contractual Obligations and Commercial Commitments—Senior Notes.” Our portfolio includes investments, such as mortgage-backed securities, which are subject to prepayment risk. Our investments in mortgage-backed securities, which amounted to approximately $272.9 million at September 30, 2004, or 5.1% of cash and invested assets, are classified as available for sale and are not held for trading purposes.

Our privately held equity securities consist of securities issued by privately held companies that are generally restricted as to resale or are otherwise illiquid and do not have readily ascertainable market values. The risk of investing in such securities is generally greater than the risk of investing in securities of widely held, publicly traded companies. At September 30, 2004, our private equity portfolio consisted of three investments totaling $23.3 million in fair value, with additional investment portfolio commitments in an aggregate amount of approximately $0.4 million. We do not currently intend to make any significant investments in privately held securities over and above our current commitments. See note 7, “Investment Information,” of the notes accompanying our consolidated financial statements.

Book Value Per Share

The following book value per share calculations are based on shareholders’ equity of $2.13 billion and $1.71 billion at September 30, 2004 and December 31, 2003, respectively. The shares and per share numbers set forth below exclude the effects of stock options and Class B warrants. Diluted book value per share increased to $29.53 at September 30, 2004 from $25.52 at December 31, 2003. The increase in diluted per share book value was primarily attributable to our net income for the nine months ended September 30, 2004.

	(Unaudited)
	September 30, 2004		December 31, 2003
	Outstanding Shares	Cumulative Book Value Per Share	Outstanding Shares	Cumulative Book Value Per Share
Common shares (1)	34,737,693	$38.69	28,200,372	$31.74
Series A convertible preference shares	37,348,150		38,844,665
Total shares	72,085,843	$29.53	67,045,037	$25.52

(1) Book value per common share at September 30, 2004 and December 31, 2003 was determined by dividing (i) the difference between total shareholders’ equity and the aggregate liquidation preference of the Series A convertible preference shares of $784.3 million and $815.7 million, respectively, by (ii) the number of common shares outstanding. Restricted common shares are included in the number of common shares outstanding as if such shares were issued on the date of grant.

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

Market Sensitive Instruments and Risk Management

In accordance with the SEC’s Financial Reporting Release No. 48, we performed a sensitivity analysis to determine the effects that market risk exposures could have on the future earnings, fair values or cash flows of our financial instruments as of December 31, 2003. (See section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Sensitive Instruments and Risk Management” included in our 2003 Annual Report on Form 10-K.) Market risk represents the risk of changes in the fair value of a financial instrument and is comprised of several components, including liquidity, basis and price risks. At September 30, 2004, material changes in market risk exposures that affect the quantitative and qualitative disclosures presented as of December 31, 2003 are as follows:

Interest Rate Risk

We consider the effect of interest rate movements on the market value of our fixed maturities and short-term investments and the corresponding change in unrealized appreciation. The following table summarizes the effect that an immediate, parallel shift in the U.S. interest rate yield curve would have at September 30, 2004:

	(Unaudited)
	Interest Rate Shift in Basis Points
(U.S. dollars in millions)	-100	-50	0	50	100

Total market value	$5,437.8	$5,334.1	$5,234.2	$5,138.1	$5,045.5
Market value change from base	3.89%	1.91%	—	(1.84)%	(3.61)%
Change in unrealized value	$203.6	$99.8	—	$(96.1)	$(188.8)

Foreign Currency Exchange Risk

Foreign currency rate risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates. A 10% depreciation of the U.S. dollar against other currencies under our outstanding contracts at September 30, 2004 would have resulted in unrealized losses of approximately $5.7 million and would have decreased diluted earnings per share by approximately $0.08 for the nine months ended September 30, 2004. For further discussion on foreign exchange activity, please refer to “—Results of Operations—Net Foreign Exchange Gains or Losses.”

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

•            accuracy of those estimates and judgments utilized in the preparation of our financial statements, including those related to revenue recognition, insurance and other reserves, reinsurance recoverables, investment valuations, intangible assets, bad debts, income taxes, contingencies and litigation, for a relatively new insurance and reinsurance company, like our company, are even more difficult to make than those made in a mature company since limited historical information has been reported to us through September 30, 2004;

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

In addition, other general factors could affect our results, including: (a) developments in the world’s financial and capital markets and our access to such markets; (b) changes in regulations or tax laws applicable to us, our subsidiaries, brokers or customers, including, without limitation, any such changes resulting from the recent investigations and inquiries by the New York Attorney General and others relating to the insurance brokerage industry and any attendant litigation; and (c) the effects of business disruption or economic contraction due to terrorism or other hostilities.

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

OTHER FINANCIAL INFORMATION

The interim financial information included in this Quarterly Report on Form 10-Q for the 2004 third quarter and nine months ended September 30, 2004 has not been audited by PricewaterhouseCoopers LLP. In reviewing such information, PricewaterhouseCoopers LLP has applied limited procedures in accordance with professional standards for reviews of interim financial information. Accordingly, you should restrict your reliance on their reports on such information. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their reports on the interim financial information because such reports do not constitute “reports” or “parts” of the registration statements prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act of 1933.

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

Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. As a result of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons or by collusion of two or more people. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. As a result of the inherent limitations in a cost-effective control system, misstatement due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the disclosure controls and procedures are met, and, as set forth above, the Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of September 30, 2004, that our disclosure controls and procedures were effective to provide reasonable assurance that the objectives of our disclosure control system were met.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

We, in common with the insurance industry in general, are subject to litigation and arbitration in the normal course of our business. As of September 30, 2004, we were not a party to any material litigation or arbitration other than as a part of the ordinary course of business in relation to claims activity, none of which is expected by management to have a significant adverse effect on our results of operations and financial condition and liquidity.

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

Item 2.   Changes in Securities, Use of Proceeds and Issuer Purchase of Equity Securities

The following table summarizes ACGL’s purchases of its common shares for the 2004 third quarter:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plan or Programs

7/1/2004-7/30/2004	—	—	—	—
8/1/2004-8/31/2004	7,226	$37.81	—	—
9/1/2004-9/30/2004	9,778	$38.19	—	—
Total	17,004	$38.03	—	—

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

During the nine months ended September 30, 2004, the Audit Committee approved engagements of PricewaterhouseCoopers LLP for the following permitted non-audit services: tax services, tax consulting and tax compliance.

Item 6.   Exhibits and Reports on Form 8-K

(a)          Exhibits.

Exhibit No.	Description

10.1

Amended and Restated Letter of Credit and Reimbursement Agreement Amendment No. 3, dated as of September 9, 2004, by and among Arch Re Bermuda, Arch Re U.S., Arch Insurance Company (“AIC”), Fleet National Bank, Comerica Bank and Barclays Bank. (a)

10.2	First Amendment and Consent to Credit Agreement, dated as of September 10, 2004, by and among ACGL, JPMorgan Chase Bank and the lenders listed therein. (a)

10.3

Credit Agreement, dated as of September 16, 2004, by and among the Company, various subsidiaries of ACGL designated as borrowers, the lenders named therein, Barclays Bank Plc, HSBC Bank USA, National Association, ING Bank N.V., London Branch, The Bank of New York and Wachovia Bank, National Association, as documentation agents, Bank of America, N.A., as syndication agent, and JPMorgan Chase Bank, as administrative agent. (b)

10.4

Amended and Restated Letter of Credit and Reimbursement Agreement Amendment No. 4, dated as of September 16, 2004, by and among Arch Re Bermuda, Arch Re U.S., AIC, Fleet National Bank, as agent and issuing lender, Comerica Bank and Barclays Bank. (b)

10.5	Form of Chairman’s Stock Option Agreement, dated as of September 22, 2004. (c)

10.6	Form of Stock Option Agreement, dated as of September 22, 2004 — Messrs. Iordanou, Vollaro, Evans and Jones. (c)

10.7	Form of Stock Option Agreement, dated as of September 22, 2004 — Messrs. Grandisson, Rathgeber and Petrillo. (c)

10.8	Form of Chairman’s Restricted Share Agreement, dated as of September 22, 2004. (c)

10.9	Form of Restricted Share Agreement, dated as of September 22, 2004 — Messrs. Iordanou, Vollaro and Evans. (c)

10.10	Form of Restricted Share Unit Agreement, dated as of September 22, 2004 — Mr. Jones. (c)

10.11	Form of Restricted Share Agreement, dated as of September 22, 2004 — Messrs. Grandisson, Rathgeber and Petrillo. (c)

10.12	Form of Restricted Share Agreement, dated as of October 1, 2004 – Appel, Bunce, Bragin, Carney, Lee, Meenaghan, Pasquesi, Tunnell and Works. (d)

10.13	Waiver Letter Agreement, dated as of October 5, 2004, signed by ACGL, Arch Capital

Holdings Ltd. and Protective Underwriting Services, Inc. (e)

15	Accountants’ Awareness Letter (regarding unaudited interim financial information) (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(a)  Previously filed with the SEC as an Exhibit to, and incorporated herein by reference from, the Company’s Report on Form 8-K, filed on September 15, 2004.

(b)  Previously filed with the SEC as an Exhibit to, and incorporated herein by reference from, the Company’s Report on Form 8-K, filed on September 22, 2004.

(c)  Previously filed with the SEC as an Exhibit to, and incorporated herein by reference from, the Company’s Report on Form 8-K, filed on September 28, 2004.

(d)  Previously filed with the SEC as an Exhibit to, and incorporated herein by reference from, the Company’s Report on Form 8-K, filed on October 6, 2004.

(e)          Previously filed with the SEC as an Exhibit to, and incorporated herein by reference from, the Company’s Report on Form 8-K, filed on October 8, 2004.

(b)          Reports on Form 8-K.

ACGL submitted reports on Form 8-K during the 2004 third quarter on July 29, 2004 to furnish the 2004 third second quarter earnings release issued by ACGL, on August 20, 2004 to comment on the impact of Hurricane Charley and on September 15, 2004, September 22, 2004, September 28, 2004, October 6, 2004 and October 8, 2004, in each case to report a material agreement.  ACGL also submitted reports on Form 8-K on October 7, 2004 to furnish a press release regarding 2004 third quarter catastrophic activity and on October 29, 2004 to furnish the 2004 third quarter earnings release issued by ACGL.  Since the reports submitted on July 29, 2004, October 7, 2004 and October 29, 2004 contain information that was furnished, they are not incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCH CAPITAL GROUP LTD.
(REGISTRANT)

/s/ Constantine Iordanou
Date: November 9, 2004	Constantine Iordanou
President and Chief Executive Officer (Principal Executive Officer) and Director

/s/ John D. Vollaro
Date: November 9, 2004	John D. Vollaro
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1

Amended and Restated Letter of Credit and Reimbursement Agreement Amendment No. 3, dated as of September 9, 2004, by and among Arch Re Bermuda, Arch Re U.S., Arch Insurance Company (“AIC”), Fleet National Bank, Comerica Bank and Barclays Bank. (a)

10.2	First Amendment and Consent to Credit Agreement, dated as of September 10, 2004, by and among ACGL, JPMorgan Chase Bank and the lenders listed therein. (a)

10.3

Credit Agreement, dated as of September 16, 2004, by and among the Company, various subsidiaries of ACGL designated as borrowers, the lenders named therein, Barclays Bank Plc, HSBC Bank USA, National Association, ING Bank N.V., London Branch, The Bank of New York and Wachovia Bank, National Association, as documentation agents, Bank of America, N.A., as syndication agent, and JPMorgan Chase Bank, as administrative agent. (b)

10.4

Amended and Restated Letter of Credit and Reimbursement Agreement Amendment No. 4, dated as of September 16, 2004, by and among Arch Re Bermuda, Arch Re U.S., AIC, Fleet National Bank, as agent and issuing lender, Comerica Bank and Barclays Bank. (b)

10.5	Form of Chairman’s Stock Option Agreement, dated as of September 22, 2004. (c)

10.6	Form of Stock Option Agreement, dated as of September 22, 2004 — Messrs. Iordanou, Vollaro, Evans and Jones. (c)

10.7	Form of Stock Option Agreement, dated as of September 22, 2004 — Messrs. Grandisson, Rathgeber and Petrillo. (c)

10.9	Form of Chairman’s Restricted Share Agreement, dated as of September 22, 2004. (c)

10.9	Form of Restricted Share Agreement, dated as of September 22, 2004 — Messrs. Iordanou, Vollaro and Evans. (c)

10.10	Form of Restricted Share Unit Agreement, dated as of September 22, 2004 — Mr. Jones. (c)

10.11	Form of Restricted Share Agreement, dated as of September 22, 2004 — Messrs. Grandisson, Rathgeber and Petrillo. (c)

10.12	Form of Restricted Share Agreement, dated as of October 1, 2004 – Appel, Bunce, Bragin, Carney, Lee, Meenaghan, Pasquesi, Tunnell and Works. (d)

10.13	Waiver Letter Agreement, dated as of October 5, 2004, signed by ACGL, Arch Capital Holdings Ltd. and Protective Underwriting Services, Inc. (e)

15	Accountants’ Awareness Letter (regarding unaudited interim financial information) (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(a)  Previously filed with the SEC as an Exhibit to, and incorporated herein by reference from, the Company’s Report on Form 8-K, filed on September 15, 2004.

(b)  Previously filed with the SEC as an Exhibit to, and incorporated herein by reference from, the Company’s Report on Form 8-K, filed on September 22, 2004.

(c)  Previously filed with the SEC as an Exhibit to, and incorporated herein by reference from, the Company’s Report on Form 8-K, filed on September 28, 2004.

(d)  Previously filed with the SEC as an Exhibit to, and incorporated herein by reference from, the Company’s Report on Form 8-K, filed on October 6, 2004.

(e)          Previously filed with the SEC as an Exhibit to, and incorporated herein by reference from, the Company’s Report on Form 8-K, filed on October 8, 2004.