Form 10-K
period 2004-12-31
ARCH CAPITAL GROUP LTD.
filed 2005-03-15
CIK 947484

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2004
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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes X    No

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [    ]

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes X     No

        The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the closing price as reported by the NASDAQ National Market as of the last business day of the Registrant's most recently completed second fiscal quarter, was approximately $1.1 billion.

        As of March 1, 2005, there were 35,056,716 of the Registrant's common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of Part III and Part IV incorporate by reference our definitive proxy statement for the 2005 annual meeting of shareholders to be filed with the Securities and Exchange Commission before April 30, 2005.

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

        Forward-looking statements involve our current assessment of risks and uncertainties. Actual events and results may differ materially from those expressed or implied in these statements. Important factors that could cause actual events or results to differ materially from those indicated in such statements are discussed below, elsewhere in this report and in our periodic reports filed with the Securities and Exchange Commission ("SEC"), and include:

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

  •
  our ability to successfully establish and maintain operating procedures (including the implementation of improved computerized systems and programs to replace and support manual systems) to effectively support our underwriting initiatives and to develop accurate actuarial data, especially in the light of the rapid growth of our business;

  •
  the loss of key personnel;

  •
  the integration of businesses we have acquired or may acquire into our existing operations;

  •
  accuracy of those estimates and judgments utilized in the preparation of our financial statements, including those related to revenue recognition, insurance and other reserves, reinsurance recoverables, investment valuations, intangible assets, bad debts, income taxes, contingencies and litigation, for a relatively new insurance and reinsurance company, like our company, are even more difficult to make than those made in a mature company since limited historical information has been reported to us through December 31, 2004;

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

  •
  statutory or regulatory developments, including as to tax policy and matters and insurance and other regulatory matters such as the adoption of proposed legislation that would affect Bermuda-headquartered companies and/or Bermuda-based insurers or reinsurers; and

  •
  rating agency policies and practices.

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

OUR COMPANY

General

        Arch Capital Group Ltd. ("ACGL" and, together with its subsidiaries, the "Company," "we," or "us") is a Bermuda public limited liability company with over $2.5 billion in capital and, through operations in Bermuda, the United States and Europe, writes insurance and reinsurance on a worldwide basis. While we are positioned to provide a full range of property and casualty insurance and reinsurance lines, we focus on writing specialty lines of insurance and reinsurance.

        We launched an underwriting initiative in October 2001 to meet current and future demand in the global insurance and reinsurance markets. Since that time, we have attracted a proven management team with extensive industry experience and enhanced our existing global underwriting platform for our insurance and reinsurance businesses. It is our belief that our underwriting platform, our experienced management team and our strong capital base that is unencumbered by significant pre-2002 risks have enabled us to establish a strong presence in an attractive insurance and reinsurance marketplace. For the year ended December 31, 2004, our third full year of operation, we wrote $2.98 billion of net premiums, reported net income of $316.9 million and earned a return on average equity of 16.0%. Our diluted book value per share increased to $31.03 at December 31, 2004, a 21.6% increase from $25.52 per share at December 31, 2003.

        Since late 2001, we raised additional capital in support of the underwriting activities of our insurance and reinsurance operations. In October 2001, the commencement of our underwriting initiatives included an equity capital infusion of $763.2 million led by funds affiliated with Warburg Pincus LLC ("Warburg Pincus funds") and Hellman & Friedman LLC ("Hellman & Friedman funds"). In April 2002, we completed a public offering of 7,475,000 of our common shares and received net proceeds of $179.2 million and, in September 2002, we received net proceeds of $74.3 million from the exercise of class A warrants by our principal shareholders and other investors. In March 2004, we completed a public offering of 4,688,750 of our common shares and received net proceeds of $179.3 million. In May 2004, we completed the public offering of $300 million principal amount of our 7.35% senior notes due May 2034 and received net proceeds of $296.4 million, of which $200 million of the net proceeds was used to repay all amounts outstanding under our existing credit facility.

        Arch Insurance Company (Europe) Limited ("Arch-Europe"), a wholly owned subsidiary of ACGL based in London, obtained authorization as an insurer from the Financial Services Authority in May 2004 and began writing a range of commercial lines in Europe and the U.K. during the 2004 third quarter. Prior thereto, we had operated in the U.K. since 2002 as a contact office to source underwriting opportunities for our U.S.-based insurance group. Our U.S. insurance group has established a branch office in Canada, which began writing business in the first quarter of 2005.

        In addition, during the 2004 fourth quarter, we completed the sale of two operating units which were not considered part of our core insurance and reinsurance operations. In October 2004, we sold Hales & Company Inc., our merchant banking operations. In December 2004, we sold American Independent Insurance Holding Company, Inc. ("American Independent"), The Personal Service Insurance Co. ("PSIC") and affiliated entities, which conducted our non-standard automobile insurance operations. During specified periods, our reinsurance group will continue to provide reinsurance support to American Independent and PSIC.

        Our registered office is located at Clarendon House, 2 Church Street, Hamilton HM 11, Bermuda (telephone number: (441) 295-1422), and our principal executive offices are located at Wessex House, 45 Reid Street, Hamilton HM 12, Bermuda (telephone number: (441) 278-9250). We make available free of charge through our website, located at http://www.archcapgroup.bm, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission ("SEC"). The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (such as us) and the address of that site is http://www.sec.gov.

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

        On May 5, 2000, Arch-U.S. sold the prior reinsurance operations of Arch Re U.S. to Folksamerica Reinsurance Company ("Folksamerica") in an asset sale, but retained its surplus and U.S.-licensed reinsurance platform. The sale was precipitated by, among other things, losses on the reinsurance business of Arch Re U.S. and increasing competition, which had been adversely affecting the results of operations and financial condition of Arch Re U.S. The Folksamerica transaction, which resulted from extensive arm's length negotiation, was structured as a transfer and assumption agreement (and not as reinsurance) and, accordingly, the loss reserves (and any related reinsurance recoverables) related to the transferred business are not included in the balance sheet of Arch Re U.S. However, in the event that Folksamerica refuses or is unable to make payment of claims on the reinsurance business assumed by it in the May 2000 sale and the notice given to reinsureds is found not to be an effective release by such reinsureds, Arch Re U.S. would be liable for such claims. In addition, Arch Re U.S. retained all liabilities not assumed by Folksamerica, including all liabilities not arising under reinsurance agreements transferred to Folksamerica in the asset sale.

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

        During the period from May 2000 through the announcement of our underwriting initiative in October 2001, we built and acquired insurance businesses that were intended to enable us to generate both fee-based revenue (e.g., commissions and advisory and management fees) and risk-based revenue (i.e., insurance premium). As part of this strategy, we built an underwriting platform that was intended to enable us to maximize risk-based revenue during periods in the underwriting cycle when we believed it was more favorable to assume underwriting risk. In October 2001, we concluded that underwriting conditions favored dedicating our attention exclusively to building our insurance and reinsurance business.

        The development of our underwriting platform included the following steps: (1) after the completion of the Folksamerica asset sale, we retained our U.S.-licensed reinsurer, Arch Re U.S., and Arch Excess & Surplus Insurance Company (formerly known as Cross River Insurance Company) ("Arch E&S"), currently an approved excess and surplus lines insurer in 41 states and the District of Columbia and an admitted insurer in one state; (2) in May 2001, we formed Arch Reinsurance Ltd. ("Arch Re Bermuda"), our Bermuda-based reinsurance and insurance subsidiary; (3) in June 2001, we acquired Arch Risk Transfer Services Ltd., which included Arch Insurance Company (formerly known as First American Insurance Company) ("Arch Insurance"), currently an admitted insurer in 50 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands and rent-a-captive and other facilities that provide insurance and alternative risk transfer services; (4) in February 2002, we acquired Arch Specialty Insurance Company (formerly known as Rock River Insurance Company) ("Arch Specialty"), currently an approved excess and surplus lines insurer in 48 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands and an admitted insurer in one state; (5) in June 2003, we acquired Western Diversified Casualty Insurance Company ("Western Diversified"), an admitted insurer in 46 states and the District of Columbia; (6) in May 2004, our London-based subsidiary, Arch-Europe, was approved by the Financial Services Authority in the U.K. to commence insurance underwriting activities; and (7) in January 2005, our U.S. insurance group received its federal license to commence underwriting in Canada. All liabilities arising out of the business of Arch Specialty and Western Diversified prior to the closing of our acquisitions of such companies were reinsured and guaranteed by the respective sellers, Sentry Insurance a Mutual Company ("Sentry") and Protective Life Corporation and certain of its affiliates.

Operations

        We classify our businesses into two underwriting segments, reinsurance and insurance. For an analysis of our underwriting results by segment, see note 3, "Segment Information," of the notes accompanying our consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  Our Reinsurance Operations

        Our reinsurance operations are conducted on a worldwide basis through our principal reinsurance subsidiaries, Arch Re Bermuda and Arch Re U.S. Our reinsurance group has two principal offices, one located in Hamilton, Bermuda and the other in Morristown, New Jersey. As of March 1, 2005, the reinsurance group consisted of 80 employees.

        Strategy.    Our reinsurance group's strategy is to capitalize on our financial capacity, experienced management and operational flexibility to offer multiple products through our Bermuda- and U.S.-based operations. The group's operating principles are to:

  •
  Actively Select and Manage Risks.  We do not underwrite business that does not meet our profitability criteria, and we emphasize disciplined underwriting over premium growth. To this end, we maintain centralized control over reinsurance underwriting guidelines and authorities.

  •
  Maintain Flexibility and Respond to Changing Market Conditions.  Our organizational structure and philosophy allow us to take advantage of increases or changes in demand or favorable pricing trends. We believe that our existing Bermuda- and U.S.-based platform, broad underwriting expertise and substantial capital facilitate adjustments to our mix of business geographically and by line and type of coverage. We believe that this flexibility allows us to participate in those market opportunities that provide the greatest potential for underwriting profitability.

  •
  Maintain a Low Cost Structure.  We believe that maintaining tight control over our staffing and operating as a broker market reinsurer will permit us to maintain low operating costs relative to our capital and premiums.

        We write business on both a proportional and non-proportional basis. In a proportional reinsurance arrangement (also known as pro rata reinsurance, quota share reinsurance or participating reinsurance), the reinsurer shares a proportional part of the original premiums and losses of the reinsured. The reinsurer pays the cedent a commission which is generally based on the cedent's cost of acquiring the business being reinsured (including commissions, premium taxes, assessments and miscellaneous administrative expenses) and may also include a profit factor. Non-proportional (or excess of loss) reinsurance indemnifies the reinsured against all or a specified portion of losses on underlying insurance policies in excess of a specified amount, which is called a "retention." Non-proportional business is written in layers and a reinsurer or group of reinsurers accepts a band of coverage up to a specified amount. The total coverage purchased by the cedent is referred to as a "program." Any liability exceeding the upper limit of the program reverts to the cedent.

        We generally seek to write significant lines on specialty property and casualty reinsurance treaties. However, with respect to certain classes of coverage, such as property catastrophe and casualty clash, we participate in a relatively large number of treaties and assume smaller lines where we believe that we can underwrite and process the business efficiently.

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

  •
  Other Specialty.  We write other specialty lines, including non-standard automobile, multi-line contracts, surety, personal accident, accident and health, trade credit and political risk.

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

  •
  Non-Traditional.  We also write non-traditional business that is intended to provide insurers with risk management solutions that complement traditional reinsurance. Under these contracts, we assume a measured amount of insurance risk in exchange for an anticipated margin, which is typically lower than on traditional reinsurance contracts. The terms and conditions of these contracts may include additional or return premiums based on loss experience, loss corridors, sublimits and caps. Examples of such non-traditional business include aggregate stop-loss coverages and financial quota share coverages.

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

        Premiums Written and Geographic Distribution.    Set forth below is summary information regarding net premiums written for our reinsurance segment:

	Years Ended December 31,
	2004		2003		2002
REINSURANCE SEGMENT	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(U.S. dollars in thousands)
Net premiums written
Casualty	$828,672	52.2	$648,119	41.4	$245,236	27.8
Property excluding property catastrophe	281,317	17.7	302,560	19.3	166,344	18.8
Other specialty	243,474	15.3	360,148	23.0	173,087	19.6
Property catastrophe	103,372	6.5	99,562	6.4	110,989	12.6
Marine and aviation	89,156	5.6	91,706	5.8	60,383	6.8
Non-traditional	30,014	1.9	52,911	3.4	109,978	12.5
Casualty clash	12,043	0.8	11,813	0.7	16,683	1.9

Total	$1,588,048	100.0	$1,566,819	100.0	$882,700	100.0

Net premiums written by client location
North America	$1,014,588	63.9	$972,012	62.0	$515,334	58.4
Europe	349,910	22.0	446,086	28.5	254,901	28.9
Bermuda	156,734	9.9	92,006	5.9	51,562	2.8
Asia and Pacific	28,376	1.8	20,912	1.3	24,796	5.8
Other	38,440	2.4	35,803	2.3	36,107	4.1

Total	$1,588,048	100.0	$1,566,819	100.0	$882,700	100.0

        Marketing.    We market our reinsurance products through brokers. Brokers do not have the authority to bind us with respect to reinsurance agreements, nor do we commit in advance to accept any portion of the business that brokers submit to us. We generally pay brokerage fees to brokers based on negotiated percentages of the premiums written by us through such brokers. For information on our major brokers, see note 11, "Commitments and Contingencies—Concentrations of Credit Risk," of the notes accompanying our consolidated financial statements.

        Risk Management and Retrocession.    Our reinsurance group currently purchases a limited amount of retrocessional coverage as part of their aggregate risk management program. They also participate in "common account" retrocessional arrangements for certain treaties. Such arrangements reduce the effect of individual or aggregate losses to all companies participating in such treaties, including the reinsurers, such as our reinsurance subsidiaries, and the ceding company. Our reinsurance subsidiaries will continue to evaluate their retrocessional requirements. See note 4, "Reinsurance," of the notes accompanying our consolidated financial statements.

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

  Our Insurance Operations

        Our insurance operations are conducted in Bermuda, the U.S. and Europe. Our insurance operations in Bermuda are conducted through Arch Insurance (Bermuda), a division of Arch Re Bermuda, which has an office in Hamilton, Bermuda. In the U.S., our principal insurance subsidiaries are Arch Insurance, Arch E&S and Arch Specialty. The headquarters for the U.S. insurance group is located in New York City. There are additional offices throughout the U.S., including principal regional offices located in: Atlanta, Georgia; Chicago, Illinois; New York, New York; San Francisco, California; and St. Paul, Minnesota. Our U.S. insurance group has established a branch office in Canada, which began writing business in the first quarter of 2005. Our European insurance operations are conducted through Arch-Europe, based in London, which became operational during the 2004 third quarter. Arch-Europe also has offices in Germany. As of March 1, 2005, our insurance group consisted of 786 employees.

        In December 2004, we sold American Independent, PSIC and affiliated entities, which conducted our non-standard automobile insurance operations, and which was not considered part of our core insurance operations. During specified periods, our reinsurance group will continue to provide reinsurance support to American Independent and PSIC. See "—General."

        Strategy.    Our insurance group strategy is to write business profitably (on both a gross and net basis) across all of our product lines. Our insurance group's operating principles are to:

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

  •
  Centralize Responsibility for Underwriting.  Our insurance group consists of eight product lines. The underwriting executive in charge of each product line oversees the underwriting within such product line. We believe that such centralized control allows for close control of underwriting and creates clear accountability for results. In our U.S. insurance group, we also have four regional offices, and the executives in charge of these regions are primarily responsible for managing the distribution of our products through our brokerage appointments.

  •
  Maintain a Disciplined Underwriting Philosophy.  Our underwriting philosophy is to generate an underwriting profit through prudent risk selection and proper pricing. We believe that the key to this approach is adherence to uniform underwriting standards across all types of business. Our insurance senior management closely monitors the underwriting process.

  •
  Focus on Providing Superior Claims Management.  We believe that claims handling is an integral component of credibility in the market for insurance products. Therefore, we believe that our ability to handle claims expeditiously and satisfactorily is a key to our success. We use experienced internal claims professionals and nationally recognized external claims managers.

  •
  Utilize an Open Brokerage Distribution System.  We believe that by utilizing an open brokerage distribution system, we can efficiently access a broad customer base while maintaining underwriting control.

        We write business on both an admitted and non-admitted basis. Our insurance group focuses on the areas outlined below:

  •
  Casualty.  Our casualty unit writes casualty business on both a primary and excess basis for commercial clients.

  •
  Programs.  Our programs unit targets program managers with unique expertise and niche products offering general liability, commercial automobile, inland marine, non-catastrophe-exposed and catastrophe-exposed property business. This unit offers primarily package policies, underwriting workers' compensation, umbrella liability and catastrophe-exposed property business in support of desirable package programs.

  •
  Property, Marine and Aviation.  Our property unit provides property, energy, aviation and marine insurance coverages for commercial clients.

  •
  Professional Liability.  Our professional liability unit has the following principal areas of focus: (1) large law and accounting firms and professional programs; (2) environmental and design professionals, including policies for architectural and engineering firms and construction projects and pollution legal liability coverage for fixed sites; (3) miscellaneous professional liability, including coverages for consultants, systems integrations, wholesalers, captive agents and managing general agents; (4) accident and health (primarily medical stop loss); and (5) travel insurance.

  •
  Construction and Surety.  Our construction and surety unit, which was added in 2003, provides primary and excess casualty and contract surety coverages. In support of this initiative, in March 2003, we acquired the renewal rights to Kemper Insurance's contract and specialty surety products written through the Kemper Surety division, including Lou Jones Associates. As part of this transaction, Arch Insurance hired Kemper's surety management team and members of its staff, and we did not assume any run-off liabilities of the Kemper Surety division.

  •
  Executive Assurance.  Our executive assurance unit focuses on directors' and officers' liability insurance coverages for corporate and financial institution clients. We also write financial institution errors and omissions coverages, employment practices liability insurance, pension trust errors and omissions insurance and fidelity bonds.

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

  •
  Other.  Included in the "other" category are: (1) alternative markets business, including corporate risk programs; and (2) a portfolio of collateralized protection business and other lenders products.

        Underwriting Philosophy.    Our insurance group's underwriting philosophy is to generate an underwriting profit (on both a gross and net basis) through prudent risk selection and proper pricing across all types of business. One key to this philosophy is the adherence to uniform underwriting standards across each product line that focuses on the following:

  •
  risk selection;

  •
  desired attachment point;

  •
  limits and retention management;

  •
  due diligence, including financial condition, claims history, management, and product, class and territorial exposure;

  •
  underwriting authority and appropriate approvals; and

  •
  collaborative decision-making.

        Premiums Written and Geographic Distribution.    Set forth below is summary information regarding net premiums written for our insurance segment:

	Years Ended December 31,
	2004		2003		2002
INSURANCE SEGMENT	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(U.S. dollars in thousands)
Net premiums written
Casualty	$289,816	20.8	$224,596	19.2	$64,165	16.9
Programs	284,911	20.5	344,915	29.4	88,178	23.3
Property, marine and aviation	178,654	12.8	121,393	10.4	50,772	13.4
Professional liability	171,796	12.4	105,648	9.0	20,436	5.4
Construction and surety	165,347	11.9	143,581	12.3	31,254	8.2
Executive assurance	128,224	9.2	114,268	9.7	49,479	13.1
Healthcare	62,885	4.5	38,127	3.3	23,624	6.2
Other	110,351	7.9	79,068	6.7	51,019	13.5

Total	$1,391,984	100.0	$1,171,596	100.0	$378,927	100.0

Net premiums written by client location
North America	$1,347,976	96.8	$1,140,064	97.3	$375,725	99.2
Other	44,008	3.2	31,532	2.7	3,202	0.8

Total	$1,391,984	100.0	$1,171,596	100.0	$378,927	100.0

        Marketing.    Our insurance group's products are marketed principally through licensed independent brokers and wholesalers. Clients (insureds) are referred to us through a large number of international, national and regional brokers, acting as their agents, and captive managers who receive from the insured or ceding company a set fee or brokerage commission usually equal to a percentage of gross premiums. In the past, we had also entered into contingent commission arrangements with some intermediaries that provide for the payment of additional commissions based on volume of business. In general, we have no implied or explicit commitments to accept business from any particular broker and, neither brokers nor any other third party has the authority to bind us, except in the case where underwriting authority may be delegated contractually to selected program administrators. Such administrators are subject to a due diligence financial and operational review prior to any such delegation of authority and ongoing reviews and audits are carried out as deemed necessary by us to assure the continuing integrity of underwriting and related business operations. See "Risk Factors—Risks Relating to Our Company—We could be materially adversely affected to the extent that managing general agents, general agents and other producers in our program business exceed their underwriting authorities or otherwise breach obligations owed to us." For information on our major brokers, see note 11, "Commitments and Contingencies—Concentrations of Credit Risk," of the notes accompanying our consolidated financial statements.

        Risk Management and Reinsurance.    In the normal course of business, the insurance group may cede a portion of its premium through quota share, surplus share, excess of loss and facultative reinsurance agreements. Reinsurance arrangements do not relieve us from our obligations to our insureds. Reinsurance recoverables are recorded as assets, predicated on the reinsurers' ability to meet their obligations under the reinsurance agreements. If the reinsurers are unable to satisfy their obligations under the agreements, our insurance subsidiaries would be liable for such defaulted amounts. The insurance group, through its reinsurance security committees ("RSC"), is selective with regard to its reinsurers, seeking to place reinsurance with only those reinsurers which meet and maintain specific standards of established criteria for financial strength. Each RSC evaluates the financial viability of its reinsurers through financial analysis, research and review of rating agencies' reports and also monitors reinsurance recoverables and letters of credit with unauthorized reinsurers and conducts ongoing assessments of reinsurers, including financial stability, appropriate licensing, reputation, claims paying ability and underwriting philosophy. Our insurance subsidiaries will continue to evaluate their reinsurance requirements. For information regarding the effects of reinsurance on our company, see note 4, "Reinsurance," of the notes accompanying our consolidated financial statements.

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

        Claims Management.    Our claims department provides underwriting and loss service support to all of our branches. Members of our claims department work with our underwriting professionals as functional teams in order to develop products and services that our customers desire and, in certain cases, use independent national claims firms for investigations and field adjustments.

  Employees

        As of March 1, 2005, we employed approximately 900 full-time employees.

  Reserves

        We believe we have applied, and will continue to apply, a conservative reserving philosophy for both our insurance and reinsurance operations. Reserve estimates are derived after extensive consultation with individual underwriters, actuarial analysis of the loss reserve development and comparison with market benchmarks. We continue to build our actuarial staff and utilize both internal and external actuaries. Generally, reserves are established without regard to whether we may subsequently contest the claim. We do not currently discount our loss reserves.

        Loss reserves represent estimates of what the insurer or reinsurer ultimately expects to pay on claims at a given time, based on facts and circumstances then known, and it is probable that the ultimate liability may exceed or be less than such estimates. Even actuarially sound methods can lead to subsequent adjustments to reserves that are both significant and irregular due to the nature of the risks written. Insurance loss reserves are inherently subject to uncertainty. In establishing the reserves for losses and loss adjustment expenses, we have made various assumptions relating to the pricing of our reinsurance contracts and insurance policies and have also considered available historical industry experience and current industry conditions. The timing and amounts of actual claim payments related to recorded reserves vary based on many factors including large individual losses, changes in the legal environment, as well as general market conditions. The ultimate amount of the claim payments could differ materially from our estimated amounts. Certain lines of business written by us, such as excess casualty, have loss experience characterized as low frequency and high severity. This may result in significant variability in loss payment patterns and, therefore, may impact the related asset/liability investment management process in order to be in a position, if necessary, to make these payments. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, Estimates and Recent Accounting Pronouncements—Reserves for Losses and Loss Adjustment Expenses."

        The following table represents the development of generally accepted accounting principles ("GAAP") reserves as determined under GAAP for 1996 through December 31, 2004. This table does not present accident or policy year development data. Results for the period 1996 to December 31, 2000 relate to our prior reinsurance operations, which were sold on May 5, 2000 to Folksamerica. With respect to the year ended December 31, 2000, no reserves are reported in the table below because all reserves for business written through May 5, 2000 were assumed by Folksamerica in the May 5, 2000 asset sale, and we did not write or assume any business during 2000 subsequent to the asset sale. Activity subsequent to 2000 relates to acquisitions made by us and our underwriting initiatives that commenced in October 2001.

        The top line of the table shows the reserves, net of reinsurance recoverables, at the balance sheet date for each of the indicated years. This represents the estimated amounts of net losses and loss adjustment expenses arising in all prior years that are unpaid at the balance sheet date, including incurred but not reported ("IBNR") reserves. The table also shows the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years. The "cumulative redundancy (deficiency)" represents the aggregate change in the estimates over all prior years. The table also shows the cumulative amounts paid as of successive years with respect to that reserve liability. In addition, the table reflects the claim development of the gross balance sheet reserves for 1996 through December 31, 2004. With respect to the information in the table below, it should be noted that each amount includes the effects of all changes in amounts for prior periods.

Development of GAAP Reserves
Cumulative Redundancy (Deficiency)

	Years Ended December 31,
	1996	1997	1998	1999	2000	2001	2002	2003	2004
	(U.S. dollars in millions)
Reserve for losses and loss adjustment expenses, net of reinsurance recoverables	$20	$71	$186	$309	—	$21	$381	$1,543	$2,875
Paid (cumulative) as of:
One year later	9	19	88	311	—	15	82	278	(a	)
Two years later	10	33	216	311	—	19	141
Three years later	12	64	216	311	—	24
Four years later	18	64	216	311	—
Five years later	18	64	216	311
Six years later	18	64	216
Seven years later	18	64
Eight years later	18
Reserve re-estimated as of:
One year later	20	68	216	311	—	25	340	1,444
Two years later	19	65	216	311	—	25	335
Three years later	18	64	216	311	—	27
Four years later	18	64	216	311	—
Five years later	18	64	216	311
Six years later	18	64	216
Seven years later	18	64
Eight years later	18
Cumulative redundancy (deficiency)	$2	$7	$(30)	$(2)	—	$(6)	$46	$99

Cumulative redundancy (deficiency) as a percentage of net reserves	10.0%	8.5%	(16.1% )	(1.0% )	—	(26.3% )	12.1%	6.4%
Gross reserve for losses and loss adjustment expenses	$20	$71	$216	$365	—	$111	$592	$1,952	$3,571
Reinsurance recoverable	—	—	(30)	(56)	—	(90)	(211)	(409)	(696)

Net reserve for losses and loss adjustment expenses	20	71	186	309	—	21	381	1,543	$2,875

Gross re-estimated reserve	18	64	246	367	—	193	613	1,853
Re-estimated reinsurance recoverable	—	—	(30)	(56)	—	(166)	(278)	(409)

Net re-estimated reserve	18	64	216	311	—	27	335	1,444

Gross re-estimated redundancy (deficiency)	$2	$7	$(30)	$(2)	—	$(82)	$(21)	$99

(a)
Includes $21.9 million of reserves related to our non-standard automobile business, which was sold in 2004 (see "—General").

        The following table represents an analysis of losses and loss adjustment expenses and a reconciliation of the beginning and ending reserve for losses and loss adjustment expenses.

	December 31,
	2004	2003	2002
	(U.S. dollars in thousands)
Reserve for losses and loss adjustment expenses at beginning of year	$1,951,967	$592,432	$111,494
Unpaid losses and loss adjustment expenses recoverable	409,451	211,100	90,442

Net reserve for losses and loss adjustment expenses at beginning of year	1,542,516	381,332	21,052
Increase (decrease) in net losses and loss adjustment expenses incurred relating to losses occurring in:
Current year	1,975,312	1,454,533	420,574
Prior years	(98,707)	(40,982)	3,964

Total net incurred losses and loss adjustment expenses	1,876,605	1,413,551	424,538
Net losses and loss adjustment expense reserves of acquired (sold) companies	(21,944)	—	11,370
Exchange rate effects	39,930	17,492	642
Less net losses and loss adjustment expenses paid relating to losses occurring in (1):
Current year	314,545	154,897	59,288
Prior years	247,410	114,962	16,982

Total net paid losses and loss adjustment expenses	561,955	269,859	76,270
Net reserve for losses and loss adjustment expenses at end of year	2,875,152	1,542,516	381,332
Unpaid losses and loss adjustment expenses recoverable	695,582	409,451	211,100

Reserve for losses and loss adjustment expenses at end of year	$3,570,734	$1,951,967	$592,432

        Our reserving method to date has primarily been the expected loss method, which is commonly applied when limited loss experience exists. We select the initial expected loss and loss adjustment expense ratios based on information derived by our underwriters and actuaries during the initial pricing of the business, supplemented by industry data where appropriate. These ratios consider, among other things, rate changes and changes in terms and conditions that have been observed in the market. Any estimates and assumptions made as part of the reserving process could prove to be inaccurate due to several factors, including the fact that limited historical information has been reported to us through December 31, 2004. As actual loss information is reported to us and we develop our own loss experience, our reserving methods will also include other actuarial techniques.

        During 2004, on a gross and net basis, we recorded a redundancy on reserves recorded in prior years of approximately $98.5 million and $98.7 million, respectively. The net favorable development consisted of $85.3 million from our reinsurance segment and $13.4 million from our insurance segment. Of the net favorable development in the reinsurance segment, $46.5 million was primarily due to short-tail lines, mainly property, and resulted from better than anticipated loss emergence. In addition, primarily as a result of the commutation of certain treaties, the 2004 results included estimated favorable development in the reinsurance segment's non-traditional business of approximately $31.5 million. Such amount was partially offset by an increase in acquisition expenses of $21.7 million. In addition, in its reserving process in 2002 and 2003, the reinsurance segment recognized that there is a possibility that the assumptions made could prove to be inaccurate due to several factors primarily related to the start up nature of its operations. Due to the availability of additional data, and based on reserve analyses, it was determined that it was no longer necessary to continue to include such factors in the 2004 reserving process. Following a reserve review in the 2004 fourth quarter, and based on the level of claims activity reported to date, the reinsurance segment reduced the amount it had recorded in 2002 and 2003 by $7.3 million. Except as discussed above, the estimated favorable development in the reinsurance segment's prior year reserves did not reflect any significant changes in the key assumptions we made to estimate these reserves at December 31, 2003. The net favorable development in the insurance segment was primarily due to the fact that both the frequency and severity of reported losses were less than the levels anticipated for property and other short-tail business at December 31, 2003. Such amounts were partially offset by $8.8 million of estimated adverse development in program business during 2004.

        During 2003, on a net basis, we recorded a redundancy on reserves recorded in prior years of approximately $41.0 million. Our reinsurance segment recorded net favorable development on losses originally recorded during 2002 of $42.7 million, primarily resulting from the fact that both the frequency and the severity of reported losses were lower than the assumed level of losses established at December 31, 2002 for property and other short-tail business. The favorable development in our reinsurance segment did not reflect any changes in key assumptions we made to estimate such reserves at December 31, 2002. Our insurance segment recorded net adverse development on losses originally recorded in prior years of $1.7 million, primarily resulting from adverse development in the non-standard automobile business and program business, which was partially offset by favorable development in short-tail lines.

        During 2003, on a gross basis, we recorded a deficiency on reserves recorded in prior years of approximately $17.9 million, which consisted of a deficiency of $61.3 million in our insurance segment, offset by a $43.4 million redundancy in our reinsurance segment, as discussed above. Substantially all of such deficiency resulted from gross development on reserves related to the February 2002 acquisition of Arch Specialty, purchased for the purpose of obtaining excess and surplus lines authorizations for our insurance operations. In connection with this acquisition, the seller, Sentry, agreed to reinsure and guarantee all liabilities arising out of Arch Specialty's business prior to the closing of the acquisition. During 2003, Sentry provided notice to us that it believed the reserves, on a gross basis, should be increased by $58.3 million, primarily related to directors and officers business that was written prior to our acquisition. Although the recording of such amounts resulted in a gross deficiency in our 2002 reported reserves, it did not impact our net development because all such liabilities have been assumed by Sentry through guarantee and other agreements, as described above. In addition, substantially all of the recoverable from Sentry is still subject to the original reinsurance agreements inuring to Arch Specialty and, to the extent Sentry fails to comply with its payment obligations to us, we may obtain reimbursement from the third party reinsurers under such agreements.

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

        We are subject to credit risk with respect to our reinsurance and retrocessions because the ceding of risk to reinsurers and retrocessionaires does not relieve us of our liability to the clients or companies we insure or reinsure. Our failure to establish adequate reinsurance or retrocessional arrangements or the failure of our existing reinsurance or retrocessional arrangements to protect us from overly concentrated risk exposure could adversely affect our financial condition and results of operations. Although we monitor the financial condition of our reinsurers and retrocessionaires and attempt to place coverages only with substantial, financially sound carriers, we may not be successful in doing so. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Certain Matters Which May Materially Affect Our Results of Operations and/or Financial Condition—Reinsurance Protection and Recoverables."

Investments

        At December 31, 2004, consolidated cash and invested assets totaled approximately $5.81 billion, consisting of $248.2 million of cash and short-term investments, $5.55 billion of fixed maturity investments and $21.6 million of privately held securities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Investments."

        Our current investment guidelines and approach stress total return, preservation of capital, market liquidity and diversification of risk. Our investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities. At December 31, 2004, approximately 98% of our fixed maturity and short-term investments were rated investment grade by Standard & Poor's and had an average Standard & Poor's quality rating of "AA+" and an average effective duration of approximately 3.7 years. At December 31, 2004, our invested assets did not include any publicly traded equity securities; however, primarily for portfolio diversification purposes, we expect to allocate a portion of our portfolio to equity securities in future periods.

        For the year ended December 31, 2004, set forth below is the pre-tax total return (before external investment expenses) of our fixed maturity portfolio compared to the benchmarks against which we measured our portfolio during the year. Our external investment expenses were approximately 0.13% of average invested assets in 2004.

	ACGL	Arch Fixed Maturity Benchmarks
Total return	3.80%	3.39%

        The following table summarizes the fair value of our investments and cash and short-term investments at the dates indicated.

	December 31,
	2004		2003
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(U.S. dollars in thousands)
Cash and short-term investments	$248,205	4.3%	$286,247	7.7%
Fixed maturities:
U.S. government and government agencies	2,266,411	39.0	1,331,911	35.8
Corporate bonds	1,419,911	24.4	1,106,380	29.8
Asset backed securities	766,651	13.2	690,927	18.6
Municipal bonds	536,742	9.2	209,568	5.6
Non-U.S. government securities	316,311	5.4	11,384	0.3
Mortgage backed securities	158,086	2.7	15,791	0.4
Commercial mortgage backed securities	81,009	1.4	32,463	0.9

Sub-total	5,545,121	95.3	3,398,424	91.4

Equity securities:
Privately held	21,571	0.4	32,476	0.9

Sub-total	21,571	0.4	32,476	0.9

Total	$5,814,897	100.0%	$3,717,147	100.0%

        Our investment portfolio is currently structured to provide a high level of liquidity. The table below shows the contractual maturities of our fixed maturities:

	December 31,
	2004		2003
	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
	(U.S. dollars in thousands)
Due in one year or less	$57,415	$57,623	$234,674	$233,459
Due after one year through five years	2,188,908	2,173,522	2,267,626	2,239,595
Due after five years through 10 years	1,564,536	1,557,570	137,583	135,364
Due after 10 years	809,525	787,193	51,823	49,775

	4,620,384	4,575,908	2,691,906	2,658,193
Asset backed securities	766,651	772,742	690,927	690,022
Mortgage backed securities	158,086	157,543	15,791	14,978

Total	$5,545,121	$5,506,193	$3,398,424	$3,363,193

Ratings

        Insurance ratings are used by insurance and reinsurance intermediaries as an important means of assessing the financial strength and quality of insurers and reinsurers, and have become an increasingly important factor in establishing the competitive position of insurance and reinsurance companies. A.M. Best is generally considered to be a significant rating agency with respect to insurance and reinsurance companies. A.M. Best's ratings reflect that agency's independent opinion of the financial strength and ability of an insurer to meet ongoing obligations to policyholders. These ratings are not a warranty of an insurer's current or future ability to meet its obligations to policyholders or a recommendation to buy, sell or hold securities.

        Our reinsurance subsidiaries, Arch Re U.S. and Arch Re Bermuda, and our principal insurance subsidiaries, Arch Insurance, Arch E&S, Arch Specialty and Arch-Europe, each have a financial strength rating of "A-" (Excellent) from A.M. Best. The "A-" rating is the fourth highest out of fifteen ratings assigned by A.M. Best. Western Diversified was assigned a rating of "NR-3" (Rating Procedure Inapplicable) by A.M. Best.

        Standard & Poor's Rating Services assigned counterparty (issuer) credit and senior debt ratings of "BBB-" to ACGL. A counterparty credit rating provides an opinion on an issuer's overall capacity and willingness to meet its financial commitments as they become due, but is not specific to a particular financial obligation. The senior debt rating relates to ACGL's 30-year senior notes issued in May 2004. The "BBB-" rating assigned to ACGL by Standard & Poor's for its counterparty credit rating and its senior debt rating is the fourth highest out of eight ratings and fourth highest out of ten ratings, respectively, assigned by Standard & Poor's. These ratings are statements of opinion, not statements of fact and not recommendations to buy, hold or sell any securities.

        Rating agencies have been coming under increasing pressure as a result of high-profile corporate bankruptcies and may, as a result, increase their scrutiny of rated companies, revise their rating policies or take other action. Ratings are subject to periodic review by the applicable rating agency. We can offer no assurances that our ratings will remain at their current levels, or that our security will be accepted by brokers and our insureds and reinsureds. A ratings downgrade or the potential for such a downgrade, or failure to obtain a necessary rating, could adversely affect both our relationships with agents, brokers, wholesalers and other distributors of our existing products and services and new sales of our products and services. In addition, under certain of the reinsurance agreements assumed by our reinsurance operations, upon the occurrence of a ratings downgrade or other specified triggering event with respect to our reinsurance operations, such as a reduction in surplus by specified amounts during specified periods, our ceding company clients may be provided with certain rights, including, among other things, the right to terminate the subject reinsurance agreement and/or to require that our reinsurance operations post additional collateral. In the event of a ratings downgrade or other triggering event, the exercise of such contract rights by our clients could have a material adverse effect on our financial condition and results of operations, as well as our ongoing business and operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

Competition

        The worldwide reinsurance and insurance businesses are highly competitive. We compete, and will continue to compete, with major U.S. and non-U.S. insurers and reinsurers, some of which have greater financial, marketing and management resources than we have and have had longer-term relationships with insureds and brokers than us. We compete with other insurers and reinsurers primarily on the basis of overall financial strength, ratings assigned by independent rating agencies, geographic scope of business, strength of client relationships, premiums charged, contract terms and conditions, products and services offered, speed of claims payment, reputation, employee experience, and qualifications and local presence. We also compete with new companies that continue to be formed to enter the insurance and reinsurance markets.

        In our insurance business, we compete with insurers that provide property and casualty lines of insurance, including ACE Limited, Allied World Assurance Company, Ltd., American International Group, Inc., AXIS Capital Holdings Limited, Berkshire Hathaway, Inc., Chubb Corporation, Endurance Specialty Holdings Ltd., The Hartford Financial Services Group, Inc., Lloyd's of London, The St. Paul Travelers Companies and XL Capital Ltd. In our reinsurance business, we compete with reinsurers that provide property and casualty lines of reinsurance, including ACE Limited, AXIS Capital Holdings Limited, Converium Group, Endurance Specialty Holdings Ltd., Everest Re Group Ltd., General Reinsurance Corporation, Hannover Rückversicherung AG, Lloyd's of London, Montpelier Re Holdings Ltd., Munich Re Group, PartnerRe Ltd., Platinum Underwriters Holdings, Ltd., RenaissanceRe Holdings Ltd., Swiss Reinsurance Company, Transatlantic Holdings, Inc. and XL Capital Ltd. We do not believe that we have a significant market share in any of the markets in which we compete.

Regulation

  U.S. Insurance Regulation

        General.    In common with other insurers, our U.S.-based insurance subsidiaries are subject to extensive governmental regulation and supervision in the various states and jurisdictions in which they are domiciled and licensed to conduct business. The laws and regulations of the state of domicile have the most significant impact on operations. This regulation and supervision is designed to protect policyholders rather than investors. Generally, regulatory authorities have broad regulatory powers over such matters as licenses, standards of solvency, premium rates, policy forms, marketing practices, claims practices, investments, security deposits, methods of accounting, form and content of financial statements, reserves and provisions for unearned premiums, unpaid losses and loss adjustment expenses, reinsurance, minimum capital and surplus requirements, dividends and other distributions to shareholders, periodic examinations and annual and other report filings. In addition, transactions among affiliates, including reinsurance agreements or arrangements, require prior regulatory approval from, or prior notice to, the applicable regulator under certain circumstances. Certain insurance regulatory requirements are highlighted below. In addition, regulatory authorities conduct periodic financial, claims and market conduct examinations.

        The New York Attorney General, various state insurance regulatory authorities and others are investigating contingent commission payments to brokers (and the disclosures relating to such payments), alleged "bid-rigging," "steering," and other practices in the insurance industry involving brokers and agents. While Marsh, Aon, and other brokers have stated that they have suspended contingent commission agreements, they have not announced new fee structures going forward. The New York Attorney General and others are also investigating certain finite insurance and/or reinsurance products, and certain practices relating to the underwriting of lawyers' malpractice insurance. Our U.S. insurance subsidiary received a subpoena from the New York State Attorney General requesting certain information concerning its underwriting activities with respect to insurance coverages to lawyers and law firms for acts of professional malpractice. We are cooperating with this request. We cannot predict the effect that these investigations, and any changes in industry practice, including future legislation or regulations that may become applicable to us, will have on the insurance industry, or our business. See "Risk Factors—Risks Relating to Our Industry—Our reliance on brokers subjects us to their credit risk." See also "Management's Discussion and Analysis of Financial Condition and Results of Operations—General—Overview."

        Credit for Reinsurance.    Arch Re U.S. is subject to insurance regulation and supervision that is similar to the regulation of licensed primary insurers. However, except for certain mandated provisions that must be included in order for a ceding company to obtain credit for reinsurance ceded, the terms and conditions of reinsurance agreements generally are not subject to regulation by any governmental authority. This contrasts with primary insurance policies and agreements, the rates and terms of which generally are regulated by state insurance regulators. As a practical matter, however, the rates charged by primary insurers do have an effect on the rates that can be charged by reinsurers.

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

        As of March 1, 2005, (1) Arch Re U.S. is licensed or is an accredited or otherwise approved reinsurer in 50 states and the District of Columbia, (2) Arch Insurance is licensed as an insurer in 50 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands, (3) Arch Specialty is licensed in one state and approved as an excess and surplus lines insurer in 48 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands, (4) Arch E&S is licensed in one state and approved as an excess and surplus lines insurer in 41 states and the District of Columbia and (5) Western Diversified is licensed as an insurer in 46 states and the District of Columbia. Neither Arch Re Bermuda nor

Arch-Europe is, and neither company expects to become, licensed, accredited or so approved in any U.S. jurisdiction.

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

        Typically, the holding company statutes also require each of the insurance subsidiaries periodically to file information with state insurance regulatory authorities, including information concerning capital structure, ownership, financial condition and general business operations. Under the terms of applicable state statutes, any person or entity desiring to acquire direct or indirect control of a domestic insurer is required first to obtain approval of the insurance regulator of the domestic insurer.

        Regulation of Dividends and Other Payments from Insurance Subsidiaries.    The ability of an insurer to pay dividends or make other distributions is subject to insurance regulatory limitations of the insurance company's state of domicile. Generally, such laws limit the payment of dividends or other distributions above a specified level. Dividends or other distributions in excess of such thresholds are "extraordinary" and are subject to prior regulatory approval. Our U.S. insurance and reinsurance subsidiaries can pay $29.8 million in dividends or distributions to Arch Re Bermuda during 2005 without prior regulatory approval, but such dividends or distributions may be subject to applicable withholding or other taxes. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" and note 15, "Statutory Information," of the notes accompanying our financial statements.

        Insurance Regulatory Information System Ratios.    The National Association of Insurance Commissioners ("NAIC") Insurance Regulatory Information System ("IRIS") was developed by a committee of state insurance regulators and is intended primarily to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies 12 industry ratios (referred to as "IRIS ratios") and specifies "usual values" for each ratio. Departure from the usual values of the IRIS ratios can lead to inquiries from individual state insurance commissioners as to certain aspects of an insurer's business. For the year ended December 31, 2004, certain of our U.S.-based subsidiaries generated IRIS ratios that were outside of the usual values due, in part, to our underwriting initiative in October 2001 and the resulting growth in net premiums written and surplus levels. To date, none of these subsidiaries has received any notice of regulatory review but there is no assurance that we may not be notified in the future.

        Accreditation.    The NAIC has instituted its Financial Regulatory Accreditation Standards Program ("FRASP") in response to federal initiatives to regulate the business of insurance. FRASP provides a set of standards designed to establish effective state regulation of the financial condition of insurance companies. Under FRASP, a state must adopt certain laws and regulations, institute required regulatory practices and procedures, and have adequate personnel to enforce such items in order to become an "accredited" state. If a state is not accredited, it is not able to accept certain financial examination reports of insurers prepared solely by the regulatory agency in such unaccredited state. The respective states in which Arch Re U.S., Arch Insurance, Arch E&S, Arch Specialty and Western Diversified are domiciled are accredited states.

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

        Under the approved formula, an insurer's total adjusted capital is compared to its authorized control level risk-based capital. If this ratio is above a minimum threshold, no company or regulatory action is necessary. Below this threshold are four distinct action levels at which a regulator can intervene with increasing degrees of authority over an insurer as the ratio of surplus to risk-based capital requirement decreases. The four action levels include:

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

        Arch Specialty entered into a Stipulation and Order ("Stipulation") with the Wisconsin Office of the Commissioner of Insurance ("OCI") in connection with ACGL's acquisition of Arch Specialty in 2002. While the ratio of Arch Specialty's total adjusted capital to authorized control level risk-based capital exceeded 200% at December 31, 2004, and thus was above the risk-based capital threshold that would require company action (the lowest level of corrective action), it was below the 275% ratio that the Stipulation requires Arch Specialty to maintain. We are discussing a resolution of this matter with OCI, which may involve a revision of the Stipulation or contribution of additional funds by one of its parent companies, or both. Western Diversified, which, like Arch Specialty, is domiciled in Wisconsin, also entered into a Stipulation with the OCI in 2003 whereby it must maintain a ratio of total adjusted capital to authorized control level risk-based capital of not less than 275%. Western Diversified is currently in compliance with this ratio.

        Guaranty Funds and Assigned Risk Plans.    Most states require all admitted insurance companies to participate in their respective guaranty funds which cover certain claims against insolvent insurers. Solvent insurers licensed in these states are required to cover the losses paid on behalf of insolvent insurers by the guaranty funds and are generally subject to annual assessments in the states by the guaranty funds to cover these losses. Participation in state-assigned risk plans may take the form of reinsuring a portion of a pool of policies or the direct issuance of policies to insureds. The calculation of an insurer's participation in these plans is usually based on the amount of premium for that type of coverage that was written by the insurer on a voluntary basis in a prior year. Assigned risk pools tend to produce losses which result in assessments to insurers writing the same lines on a voluntary basis.

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

        Our U.S.-based property and casualty insurers, Arch Insurance, Arch Specialty, Arch E&S and Western Diversified, are subject to TRIA. TRIA specifically excludes reinsurance and personal lines business and, accordingly, currently does not apply to our reinsurance operations. Our U.S. insurance group's deductible for 2004 was approximately $99 million (i.e., 10% of earned premiums). Based on 2004 direct commercial earned premiums, our U.S. insurance group's deductible for 2005 would be approximately $224 million (i.e., 15% of such earned premiums). TRIA is scheduled to expire on December 31, 2005 unless extended by the federal government. Due to this uncertainty, our U.S. operations are seeking to implement procedures for the handling of policies with terrorism exposures that become effective (or are renewed) during 2005 while TRIA is still in effect, but prior to a decision by the federal government on extension of the program. Specifically, with respect to policies with exposures in 2006, we are developing conditional endorsements that will be used to return such policies to pre-TRIA coverages in the event that TRIA is not extended beyond the December 31, 2005 expiration date, although we can make no assurances as to how such conditional endorsements will be interpreted or enforced or that these efforts will be successful.

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

        Legislative and Regulatory Proposals.    From time to time various regulatory and legislative changes have been proposed in the insurance and reinsurance industry. Among the proposals that have in the past been or are at present being considered are the possible introduction of federal regulation in addition to, or in lieu of, the current system of state regulation of insurers. In addition, there are a variety of proposals being considered by various state legislatures. We are unable to predict whether any of these laws and regulations will be adopted, the form in which any such laws and regulations would be adopted, or the effect, if any, these developments would have on our operations and financial condition. See "—U.S. Insurance Regulation—General."

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

        Cancellation of Insurer's Registration.    An insurer's registration may be canceled by the BMA on certain grounds specified in the Insurance Act, including failure of the insurer to comply with its obligations under the Insurance Act or if, in the opinion of the BMA after consultation with the Insurance Advisory Committee, the insurer has not been carrying on business in accordance with sound insurance principles. We believe we are in compliance with applicable regulations under the Insurance Act.

        Principal Representative.    An insurer is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda. It is the duty of the principal representative upon reaching the view that there is a likelihood of the insurer for which the principal representative acts becoming insolvent or that a reportable "event" has, to the principal representative's knowledge, occurred or is believed to have occurred, to immediately notify the BMA and to make a report in writing to the BMA within 14 days setting out all the particulars of the case that are available to the principal representative.

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

        Loss Reserve Specialist.    As a registered Class 4 insurer, Arch Re Bermuda is required to submit an opinion of its approved loss reserve specialist with its statutory financial return in respect of its loss and loss expense provisions. The loss reserve specialist, who will normally be a qualified casualty actuary, must be approved by the BMA.

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
  $100 million,

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

        Under Bermuda law, only persons who are Bermudians, spouses of Bermudians, holders of a permanent resident's certificate or holders of a working resident's certificate ("exempted persons") may engage in gainful occupation in Bermuda without an appropriate governmental work permit. Our success may depend in part upon the continued services of key employees in Bermuda. Certain of our current key employees are not exempted persons and, as such, require specific approval to work for us in Bermuda. A work permit may be granted or extended upon showing that, after proper public advertisement, no exempted person is available who meets the minimum standards reasonably required by the employer. The Bermuda government has a policy that places a six-year term limit on individuals with work permits, subject to certain exemptions for key employees.

  United Kingdom Insurance Regulation

        General.    The Financial Services Authority (the "FSA") regulates insurance and reinsurance companies operating in the U.K. under the Financial Services and Markets Act 2000 (the "FSMA"), including Arch-Europe, our U.K.-based subsidiary. Arch-Europe was licensed and authorized by the FSA to underwrite all classes of general insurance in the U.K. in May 2004. All U.K. companies are also subject to a range of statutory provisions, including the laws and regulations of the Companies Act 1985 (as amended) (the "Companies Act").

        The primary goal of the FSA is to supervise the safety and soundness of insurance companies with the aim of securing the appropriate level of protection of insureds. The FSA regulatory regime imposes risk management, solvency and capital requirements on U.K. insurance companies. The FSA has broad authority to supervise and regulate insurance companies which extends to enforcement of the provisions of the FSMA and intervention in the operations of an insurance company. During the first three years of Arch-Europe's operations, the FSA will closely monitor Arch-Europe as a new insurer, including measuring its progress against the business plan it submitted to the FSA as part of the authorization process. The FSA also conducted a risk assessment of Arch-Europe in 2004, and may do so again in the future. The assessment provided the FSA's views on Arch-Europe's risk profile and its regulatory capital requirements. In some cases, the FSA may require remedial action or adjustments to a company's management, operations, capital requirements, claims management or business plan. The FSA recently announced that greater focus will be placed on senior management arrangements, systems and controls, the fair treatment of clients and making further progress towards the development of enhanced risk-based minimum capital requirements for non life insurance companies, working together with the regulatory bodies of the Member States of the European Union ("EU") and the European Commission, which acts as the initiator of action and executive body of the European Union.

        Financial Resources.    As part of its application for authorization from the FSA, Arch-Europe was required to demonstrate to the FSA that it had adequate financial assets to meet the financial resources requirement for its category. This included submitting a detailed plan of operations. The FSA also gave Arch-Europe individual guidance on the amount of its capitalization or solvency margin during the application process. The FSA requires that Arch-Europe maintain a margin of solvency calculated based on the classes of business for which it is authorized and within its premium income projections applied to the whole of its worldwide general business. In January 2004, the FSA implemented a revised approach to calculating the solvency requirement, which was designed to reflect a risk-based approach to solvency requirements and is part of a two stage process of revision of the EU solvency requirements. The first stage is aimed at strengthening the existing methodology by increasing the margin for liability business by 50% and to take account of inflation. The second stage, which takes effect from 2005, involves the introduction of a risk-based solvency regime which will entail Arch-Europe providing the FSA with its own assessment of its capital needs, taking into account comprehensive risk factors, including market, credit, operational, liquidity and group risks to generate a revised calculation of its expected liabilities which will, in turn, enable the FSA to provide individual capital guidance to Arch-Europe.

        Reporting Requirements.    Like all U.K. insurance companies, Arch-Europe must file and submit its annual audited financial statements and related reports to Companies House under the Companies Act. This requirement is in addition to the regulatory returns required to be filed annually with the FSA.

        Restrictions on Payment of Dividends.    Under U.K. law, all U.K. companies are restricted from declaring a dividend to their shareholders unless they have "profits available for distribution." The calculation as to whether a company has sufficient profits is based on its accumulated realized profits minus its accumulated realized losses. U.K. insurance regulatory laws do not prohibit the payment of dividends, but the FSA requires that insurance companies maintain certain solvency margins and may restrict the payment of a dividend by Arch-Europe.

        European Union Considerations.    As a licensed insurance company in the U.K., a Member State of the EU, Arch-Europe's authorization as an insurer is recognized throughout the European Economic Area ("EEA"), subject only to certain notification and application requirements. This authorization enables Arch-Europe to provide insurance services throughout the EEA or to establish a branch in any other Member State of the EU, where it will be subject to the insurance regulations of each such Member State with respect to the conduct of its business in such Member State, but remain subject only to the financial and operational supervision by the FSA. The framework for the establishment of branches in Member States of the EU other than the U.K. was generally set forth, and remains subject to, directives by European Council, the legislative body of the EU, which directives are then implemented in each Member State. Arch-Europe currently has a branch in Germany and may establish branches in other Member States of the EU in the future.

  Canada Insurance Regulation

        The Canadian branch office of our U.S. insurance group is subject to federal, as well as provincial and territorial regulation in Canada. The Office of the Superintendent of Financial Institutions ("OSFI") is the federal regulatory body that regulates insurance companies operating in Canada under the Insurance Companies Act 1991 (as amended). The primary goal of OSFI is to supervise the safety and soundness of insurance companies with the aim of securing the appropriate level of protection of insureds by imposing risk management, solvency and capital requirements on such companies. The Canadian branch received its federal license and authorization to operate as a property and casualty insurer from OSFI in January 2005. In addition, the Canadian branch is subject to regulation in the provinces and territories in which it underwrites insurance, and the primary goal of insurance regulation at the provincial and territorial levels is to govern the market conduct of insurance companies. The Canadian branch expects to receive all provincial and territorial licenses for which it has applied by the end of the first quarter of 2005.

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

Risks Relating to Our Industry

We operate in a highly competitive environment, and we may not be able to compete successfully in our industry.

        The insurance and reinsurance industry is highly competitive. We compete with major U.S. and non-U.S. insurers and reinsurers, many of which have greater financial, marketing and management resources than we do. We also compete with new companies that continue to be formed to enter the insurance and reinsurance markets. In our insurance business, we compete with insurers that provide property and casualty lines of insurance, including ACE Limited, Allied World Assurance Company, Ltd., American International Group, Inc., AXIS Capital Holdings Limited, Berkshire Hathaway, Inc., Chubb Corporation, Endurance Specialty Holdings Ltd., The Hartford Financial Services Group, Inc., Lloyd's of London, The St. Paul Travelers Companies and XL Capital Ltd. In our reinsurance business, we compete with reinsurers that provide property and casualty lines of reinsurance, including ACE Limited, AXIS Capital Holdings Limited, Converium Group, Endurance Specialty Holdings Ltd., Everest Re Group Ltd., General Reinsurance Corporation, Hannover Rückversicherung AG, Lloyd's of London, Montpelier Re Holdings Ltd., Munich Re Group, PartnerRe Ltd., Platinum Underwriters Holdings, Ltd., RenaissanceRe Holdings Ltd., Swiss Reinsurance Company, Transatlantic Holdings, Inc. and XL Capital Ltd. We do not believe that we have a significant market share in any of our markets.

        Trends toward consolidation in the insurance industry could also lead to pricing pressure and lower margins for insurers and reinsurers. In addition, since the events of September 11, 2001, several newly formed offshore entities entered the market to address the capacity issues in the insurance and reinsurance industry. Several publicly traded insurance and reinsurance companies have also raised additional capital to meet perceived demand in the current environment. Financial institutions and other capital markets participants also offer alternative products and services similar to our own or alternative products that compete with insurance and reinsurance products. In addition, we may not be aware of other companies that may be planning to enter the segments of the insurance and reinsurance market in which we operate or of existing companies that may be planning to raise additional capital.

        Our competitive position is based on many factors, including our perceived overall financial strength, ratings assigned by independent rating agencies, geographic scope of business, client relationships, premiums charged, contract terms and conditions, products and services offered (including the ability to design customized programs), speed of claims payment, reputation, experience and qualifications of employees and local presence. We may not be successful in competing with others in our industry on any of these bases, and the intensity of competition in our industry may erode profitability and result in less favorable policy terms and conditions for insurance and reinsurance companies generally, including us.

The insurance and reinsurance industry is highly cyclical, and we expect to experience periods characterized by excess underwriting capacity and unfavorable premium rates.

        Historically, insurers and reinsurers have experienced significant fluctuations in operating results due to competition, frequency of occurrence or severity of catastrophic events, levels of capacity, general economic conditions, changes in legislation, case law and prevailing concepts of liability and other factors. In particular, demand for reinsurance is influenced significantly by the underwriting results of primary insurers and prevailing general economic conditions. The supply of insurance and reinsurance is related to prevailing prices and levels of surplus capacity that, in turn, may fluctuate in response to changes in rates of return being realized in the insurance and reinsurance industry. As a result, the insurance and reinsurance business historically has been a cyclical industry characterized by periods of intense price competition due to excessive underwriting capacity as well as periods when shortages of capacity permitted favorable premium levels and changes in terms and conditions. Although premium levels for many products increased following the events of September 11, 2001, pricing for many property and casualty lines began to decline in 2004, which will increase competitive conditions and could result in a recurrence of excess capacity and pricing pressures in our industry.

We could face unanticipated losses from war, terrorism and political unrest, and these or other unanticipated losses could have a material adverse effect on our financial condition and results of operations.

        Although we believe that we do not have exposure to the events of September 11, 2001 because we did not have insurance in-force at that time with respect to exposure to such events, we now have substantial exposure to unexpected, large losses resulting from future man-made catastrophic events, such as acts of war, acts of terrorism and political instability. These risks are inherently unpredictable, although recent events may lead to increased frequency and severity of losses. It is difficult to predict the timing of such events with statistical certainty or estimate the amount of loss any given occurrence will generate. In certain instances, we specifically insure and reinsure risks resulting from acts of terrorism. Even in cases where we attempt to exclude losses from terrorism and certain other similar risks from some coverages written by us, we may not be successful in doing so. Moreover, irrespective of the clarity and inclusiveness of policy language, there can be no assurance that a court or arbitration panel will limit enforceability of policy language or otherwise issue a ruling adverse to us. Accordingly, while we believe our reinsurance programs, together with the coverage provided under TRIA, are sufficient to reasonably limit our net losses relating to potential future terrorist attacks, we can offer no assurance that our reserves will be adequate to cover losses when they materialize. To the extent that an act of terrorism is certified by the Secretary of the Treasury, our U.S. insurance operations may be covered under TRIA for up to 90% of its losses, subject to certain mandatory deductibles. TRIA is scheduled to expire on December 31, 2005. See "Our Company—Regulation—U.S. Insurance Regulation." It is not possible to eliminate completely our exposure to unforecasted or unpredictable events, and to the extent that losses from such risks occur, our financial condition and results of operations could be materially adversely affected.

Claims for catastrophic events could cause large losses and substantial volatility in our results of operations, and, as a result, the value of our securities may fluctuate widely.

        We have large aggregate exposures to natural disasters. Catastrophes can be caused by various events, including hurricanes, floods, windstorms, earthquakes, hailstorms, explosions, severe winter weather and fires. Catastrophes can also cause losses in non-property business such as workers' compensation or general liability. In addition to the nature of the property business, we believe that economic and geographic trends affecting insured property, including inflation, property value appreciation and geographic concentration tend to generally increase the size of losses from catastrophic events over time. Therefore, claims for catastrophic events could expose us to large losses and cause substantial volatility in our results of operations, which could cause the value of our securities to fluctuate widely.

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

        As of December 31, 2004, our reserves for unpaid losses and loss adjustment expenses, net of unpaid losses and loss adjustment expenses recoverable, were approximately $2.88 billion. Such reserves were established in accordance with applicable insurance laws and GAAP. Although we believe we have applied a conservative reserving philosophy for both our insurance and reinsurance operations, insurance loss reserves are inherently subject to uncertainty. In establishing the reserves for losses and loss adjustment expenses, we have made various assumptions relating to the pricing of our reinsurance contracts and insurance policies and have also considered available historical industry experience and current industry conditions. Our reserving process reflects that there is a possibility that the assumptions made could prove to be inaccurate due to several factors, including the fact that limited historical information has been reported to us through December 31, 2004. See "Our Company—Operations—Reserves."

The failure of any of the loss limitation methods we employ could have a material adverse effect on our financial condition or results of operations.

        We seek to limit our loss exposure by writing a number of our reinsurance contracts on an excess of loss basis, adhering to maximum limitations on reinsurance written in defined geographical zones, limiting program size for each client and prudent underwriting of each program written. In the case of proportional treaties, we may seek per occurrence limitations or loss ratio caps to limit the impact of losses from any one or series of events. We cannot be certain that any of these loss limitation methods will be effective. We also seek to limit our loss exposure by geographic diversification. Geographic zone limitations involve significant underwriting judgments, including the determination of the area of the zones and the inclusion of a particular policy within a particular zone's limits. There can be no assurance that various provisions of our policies, such as limitations or exclusions from coverage or choice of forum, will be enforceable in the manner we intend. Disputes relating to coverage and choice of legal forum may also arise. Underwriting is inherently a matter of judgment, involving important assumptions about matters that are inherently unpredictable and beyond our control, and for which historical experience and probability analysis may not provide sufficient guidance. One or more catastrophic or other events could result in claims that substantially exceed our expectations, which could have a material adverse effect on our financial condition or our results of operations, possibly to the extent of eliminating our shareholders' equity.

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

        For the purposes of limiting our risk of loss, we use reinsurance and also may use retrocessional arrangements. In the normal course of business, our insurance subsidiaries cede a substantial portion of their premiums through pro rata, excess of loss and facultative reinsurance agreements. Our reinsurance subsidiaries purchase a limited amount of retrocessional coverage as part of their aggregate risk management program. In addition, our reinsurance subsidiaries participate in "common account" retrocessional arrangements for certain pro rata treaties. Such arrangements reduce the effect of individual or aggregate losses to all companies participating on such treaties, including the reinsurers, such as our reinsurance subsidiaries, and the ceding company. For the year ended December 31, 2004, ceded premiums written represented approximately 18.8% of gross premiums written, compared to 15.1% and 15.2%, respectively, for the years ended December 31, 2003 and 2002.

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

        Further, we are subject to credit risk with respect to our reinsurance and retrocessions because the ceding of risk to reinsurers and retrocessionaires does not relieve us of our liability to the clients or companies we insure or reinsure. Our failure to establish adequate reinsurance or retrocessional arrangements or the failure of our existing reinsurance or retrocessional arrangements to protect us from overly concentrated risk exposure could adversely affect our financial condition and results of operations. We monitor the financial condition of our reinsurers and attempt to place coverages only with carriers we view as substantial and financially sound. At December 31, 2004, approximately 81.1% of our reinsurance recoverables on paid and unpaid losses of $722.5 million (not including prepaid reinsurance premiums) were due from carriers which had an A.M. Best rating of "A-" or better. No reinsurance recoverables from any one carrier exceeded 4.0% of our total shareholders' equity at December 31, 2004. In connection with our acquisition of Arch Specialty in February 2002, the seller, Sentry, agreed to reinsure and guarantee all liabilities arising out of Arch Specialty's business prior to the closing of the acquisition. In addition to the guarantee provided by Sentry, substantially all of the recoverable from Sentry is still subject to the original reinsurance agreements inuring to Arch Specialty and, to the extent Sentry fails to comply with its payment obligations to us, we may obtain reimbursement from the third party reinsurers under such agreements.

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

We cannot predict the effect that the investigation currently being conducted by the New York Attorney General and others will have on the industry or our business.

        The New York Attorney General and others are investigating allegations relating to contingent commission payments, bid-rigging and other practices in the insurance industry. We cannot predict the effect that this investigation, and any changes in insurance practice, including future legislation or regulations that may become applicable to us, will have on the insurance industry, the regulatory framework or our business. To the extent that fines or penalties are assessed against brokers, our results of operations could be adversely affected because we bear credit risk on premiums due from and claim payments made to brokers. See "—Our reliance on brokers subjects us to their credit risk." See also "Management's Discussion and Analysis of Financial Condition and Results of Operations—General—Overview" and "Our Company—Regulation—U.S. Insurance Regulation—General."

The effects of emerging claims and coverage issues are uncertain.

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

        We began our underwriting initiative in October 2001, and have limited operating and financial history. As a result, there is limited historical financial and operating information available to help potential investors evaluate our performance or an investment in our common shares. Insurance companies in their initial stages of development face substantial business and financial risks and may suffer significant losses. These new companies must successfully develop business relationships, establish operating procedures, hire staff, install management information and other systems and complete other tasks necessary to conduct their intended business activities. As a result of these risks, it is possible that we will not be successful in implementing our business strategy or accomplishing these necessary tasks. In addition, because we have limited financial data on which to base our reserves for losses and loss adjustment expenses, our historical financial results may not accurately provide an indication of our future performance.

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

The preparation of our financial statements requires us to make many estimates and judgments, which are even more difficult than those made in a mature company since limited historical information has been reported to us through December 31, 2004.

        The preparation of consolidated financial statements requires us to make many estimates and judgments that affect the reported amounts of assets, liabilities (including reserves), revenues and expenses, and related disclosures of contingent liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, insurance and other reserves, reinsurance recoverables, investment valuations, intangible assets, bad debts, income taxes, contingencies and litigation. We base our estimates on historical experience, where possible, and on various other assumptions that we believe to be reasonable under the circumstances, which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates and judgments for a relatively new insurance and reinsurance company, like our company, are even more difficult to make than those made in a mature company since limited historical information has been reported to us through December 31, 2004. Instead, our current loss reserves are based almost entirely on estimates involving actuarial and statistical projections of our expectations of the ultimate settlement and administration costs of claims incurred but not yet reported. We utilize actuarial models as well as historical insurance industry loss development patterns to establish loss reserves. Accordingly, actual claims and claim expenses paid may deviate, perhaps substantially, from the reserve estimates reflected in our financial statements.

The Warburg Pincus funds and the Hellman & Friedman funds together own a majority of our voting shares, and these shareholders have the right to have directors on our board and the right to approve most transactions outside of the ordinary course of our business; their interests may materially differ from the interests of the holders of our common shares.

        The Warburg Pincus funds and the Hellman & Friedman funds own 31.7% and 19.9% of our outstanding voting shares, respectively, as of December 31, 2004. These shareholders are non-U.S. persons as defined in the Internal Revenue Code of 1986, as amended (the "Code"), and, as such, they are not subject to the voting limitation contained in our bye-laws. In addition, our shareholders agreement prevents us from engaging in transactions (prior to November 20, 2005) outside the ordinary course of our business, including mergers and acquisitions and transactions in excess of certain amounts, without the consent of a designee of the Warburg Pincus funds and a designee of the Hellman & Friedman funds. We have agreed not to declare any dividend or make any other distribution on our common shares, and not to repurchase any common shares, until we have repurchased from the Warburg Pincus funds and the Hellman & Friedman funds, pro rata, on the basis of the amount of these shareholders' investments in us at the time of such repurchase, preference shares having an aggregate value of $250 million, at a per share price acceptable to these shareholders. By reason of their ownership and the shareholders agreement between us and the holders of preference shares, the Warburg Pincus funds and the Hellman & Friedman funds, individually or together, are able to strongly influence or effectively control actions to be taken by us, or our shareholders.

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

        There has been significant volatility in the market for equity securities. In 2002 and 2003, the price of our common shares fluctuated from a low of $22.85 to a high of $34.50 and from a low of $27.71 to a high of $40.01, respectively. For the year ended December 31, 2004, the price of our common shares fluctuated from a low of $35.02 to a high of $45.19. On March 1, 2005, our common shares closed at a price of $41.28. The price of our common shares may not remain at or exceed current levels. The following factors may have an adverse impact on the market price of our common stock:

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

        In addition, the market price of our common shares could fall substantially if our existing shareholders sell large amounts of common shares in the public market. The availability of a large number of shares for sale could result in the need for sellers to accept a lower price in order to complete a sale. As of December 31, 2004, there are 34,902,923 common shares outstanding and up to 43,755,341 common shares issuable upon exercise of options or warrants or conversion of convertible securities. Of the outstanding shares, 28,867,780 common shares are freely tradable and 40,383,293 common shares (including common shares issuable upon conversion of convertible preference shares) are subject to Rule 144 under the Securities Act. Of the shares subject to Rule 144 under the Securities Act, there are 10,817,151 common shares registered for resale by selling shareholders, including those registered pursuant to our existing registration statement. In addition, we have registered with the SEC up to $650 million of new securities which may consist in part or entirely of common shares.

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

        We market our insurance and reinsurance products primarily through brokers. We derive a significant portion of our business from a limited number of brokers. During 2004, approximately 21.4% and 16.0% of our gross premiums written were generated from or placed by Marsh & McLennan Companies and its subsidiaries and AON Corporation and its subsidiaries, respectively. No other broker accounted for more than 10% of gross premiums written for the year ended December 31, 2004. Some of our competitors have had longer term relationships with the brokers we use than we have, and the brokers may promote products offered by companies that may offer a larger variety of products than we do. Loss of all or a substantial portion of the business provided by these brokers could have a material adverse effect on us.

We could be materially adversely affected to the extent that managing general agents, general agents and other producers in our program business exceed their underwriting authorities or otherwise breach obligations owed to us.

        In program business conducted by our insurance group, following our underwriting, financial, claims and information technology due diligence reviews, we authorize managing general agents, general agents and other producers to write business on our behalf within underwriting authorities prescribed by us. Once a program incepts, we must rely on the underwriting controls of these agents to write business within the underwriting authorities provided by us. Although we monitor our programs on an ongoing basis, our monitoring efforts may not be adequate or our agents may exceed their underwriting authorities or otherwise breach obligations owed to us. We have experienced breaches by certain of our agents, all of which have been resolved favorably for us. To the extent that our agents exceed their authorities or otherwise breach obligations owed to us in the future, our financial condition and results of operations could be materially adversely affected.

A downgrade in our ratings or our inability to obtain a rating for our operating insurance and reinsurance subsidiaries may adversely affect our relationships with clients and brokers and negatively impact sales of our products.

        Financial strength and claims paying ratings from third party rating agencies are instrumental in establishing the competitive positions of companies in our industry. Periodically, rating agencies evaluate us to confirm that we continue to meet their criteria for the ratings assigned to us by them. Recently, rating agencies have been coming under increasing pressure as a result of high-profile corporate bankruptcies and may, as a result, increase their scrutiny of rated companies, revise their rating policies or take other action. Although, since the commencement of our underwriting initiative in October 2001, our ratings have not been downgraded, we can offer no assurances that our ratings will remain at their current levels. A ratings downgrade or the potential for such a downgrade, or failure to obtain a necessary rating, could adversely affect both our relationships with agents, brokers, wholesalers and other distributors of our existing products and services and new sales of our products and services. Any ratings downgrade or failure to obtain a necessary rating could adversely affect our ability to compete in our markets and have a material adverse impact on our financial condition and results of operations.

Our investment performance may affect our financial results and ability to conduct business.

        Our operating results depend in part on the performance of our investment portfolio. A significant portion of our cash and invested assets consists of fixed income securities (95.3% as of December 31, 2004). Although our current investment guidelines and approach stress preservation of capital, market liquidity and diversification of risk, our investments are subject to market-wide risks and fluctuations. In addition, although we did not experience any significant defaults by issuers during 2004, we are subject to risks inherent in particular securities or types of securities, as well as sector concentrations. We may not be able to realize our investment objectives, which could reduce our net income significantly. In the event that we are unsuccessful in correlating our investment portfolio with our expected insurance and reinsurance liabilities, we may be forced to liquidate our investments at times and prices that are not optimal, which could have a material adverse effect on our financial results and ability to conduct our business.

We may be adversely affected by interest rate changes.

        Our operating results are affected, in part, by the performance of our investment portfolio. Our investment portfolio contains interest rate-sensitive-instruments, such as bonds, which may be adversely affected by changes in interest rates. Changes in interest rates could also have an adverse effect on our investment income and results of operations. For example, if interest rates increase, the value of our investment portfolio may decline.

        In addition, our investment portfolio includes mortgage-backed securities. As of December 31, 2004, mortgage-backed securities (excluding commercial mortgage backed securities) constituted approximately 2.7% of our cash and invested assets. As with other fixed income investments, the fair market value of these securities fluctuates depending on market and other general economic conditions and the interest rate environment. Changes in interest rates can expose us to prepayment risks on these investments. In periods of declining interest rates, mortgage prepayments generally increase and mortgage-backed securities are prepaid more quickly, requiring us to reinvest the proceeds at the then current market rates.

        Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. Although we attempt to take measures to manage the risks of investing in a changing interest rate environment, we may not be able to mitigate interest rate sensitivity effectively. Despite our mitigation efforts, an increase in interest rates could have a material adverse effect on our book value.

We may require additional capital in the future, which may not be available or only available on unfavorable terms.

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

        On May 5, 2000, we sold our prior reinsurance operations to Folksamerica. The Folksamerica transaction was structured as a transfer and assumption agreement (and not reinsurance), and, accordingly, the loss reserves (and any related reinsurance recoverables) relating to the transferred business are not included as assets or liabilities on our balance sheet. In addition, in connection with that asset sale, we made extensive representations and warranties about us and our reinsurance operations, some of which survived the closing of the asset sale. Breach of these representations and warranties could result in liability to us. In the event that Folksamerica refuses or is unable to make payment for reserved losses transferred to it by us in the May 2000 sale and the notice given to reinsureds is found not to be an effective release by such reinsureds, we would be liable for such claims.

We sold our non-standard automobile insurance operations and merchant banking operations in 2004 and may have liability to the purchasers.

        In 2004, we sold our non-standard automobile insurance operations and merchant banking operations to third party purchasers. In connection with such sales, we made representations and warranties about us and our transferred businesses, some of which survived the closing of such sales. Breach of these representations and warranties could result in liability to us.

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

        In addition, pursuant to the shareholders agreement which we entered into in connection with the November 2001 capital infusion, we cannot engage in transactions (prior to November 20, 2005) outside the ordinary course of our business, including mergers and acquisitions and transactions in excess of certain amounts, without the consent of a designee of the Warburg Pincus funds and a designee of the Hellman & Friedman funds. To the extent these provisions discourage takeover attempts, they could deprive our shareholders of opportunities to realize takeover premiums for their shares or could depress the market price of our common shares.

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

        The NAIC continuously examines existing laws and regulations in the United States. We cannot predict the effect that any NAIC recommendations or proposed or future legislation or rule making in the United States or elsewhere may have on our financial condition or operations.

        Our Bermuda insurance and reinsurance subsidiary, Arch Re Bermuda, conducts its business from its offices in Bermuda and is not licensed or admitted to do business in any jurisdiction except Bermuda. We do not believe that Arch Re Bermuda is subject to the insurance laws of any state in the

United States; however, recent scrutiny of the insurance and reinsurance industry in the U.S. and other countries could subject Arch Re Bermuda to additional regulation. Our U.S. reinsurance subsidiary, Arch Re U.S., and our U.S. insurance subsidiaries, Arch Insurance, Arch Specialty, Arch E&S and Western Diversified, write reinsurance and insurance in the United States. These subsidiaries are subject to extensive regulation under state statutes which delegate regulatory, supervisory and administrative powers to state insurance commissioners. Such regulation generally is designed to protect policyholders rather than investors.

        Arch-Europe, our European subsidiary, conducts its business from its offices in London and Germany. Arch-Europe is licensed to write insurance in the U.K. and Germany, and is subject to insurance laws in the U.K., and to a limited extent, Germany. Arch-Europe also has branch licenses to underwrite insurance in Italy and Spain. In addition, the Canadian branch of Arch Insurance received its federal license to underwrite insurance in Canada in January 2005.

        Each of our U.S., Bermuda and U.K. insurance and reinsurance subsidiaries is required to maintain minimum capital and surplus as mandated by their respective jurisdictions of incorporation and, in some cases, by the jurisdictions in which those subsidiaries write business. All of our subsidiaries are currently in compliance with these capital and surplus requirements.

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

        ACGL is a holding company whose assets primarily consist of the shares in our subsidiaries. Generally, we depend on our available cash resources, liquid investments and dividends or other distributions from our subsidiaries to make payments, including the payment of debt service obligations and operating expenses we may incur. The ability of our regulated insurance and reinsurance subsidiaries to pay dividends or make distributions is dependent on their ability to meet applicable regulatory standards. Since the commencement of our underwriting initiative in October 2001 through December 31, 2004, no dividends were paid to ACGL by any of its subsidiaries, other than a dividend paid by Arch Re Bermuda to ACGL in the amount of $11.0 million in October 2004, which was used to pay interest on ACGL's senior notes. We believe that ACGL has enough cash resources and available dividend capacity to service its indebtedness and other current outstanding obligations.

        The ability of our regulated insurance and reinsurance subsidiaries to pay dividends or make distributions is dependent on their ability to meet applicable regulatory standards. Under Bermuda law, Arch Re Bermuda is required to maintain a minimum solvency margin (i.e., the amount by which the value of its general business assets must exceed its general business liabilities) equal to the greatest of (1) $100 million, (2) 50% of net premiums written (being gross premiums written by us less any premiums ceded by us, but we may not deduct more than 25% of gross premiums when computing net premiums written) and (3) 15% of loss and other insurance reserves. Arch Re Bermuda is prohibited from declaring or paying any dividends during any financial year if it is not in compliance with its minimum solvency margin. In addition, Arch Re Bermuda is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year's statutory balance sheet) unless it files, at least seven days before payment of such dividends, with the Bermuda Monetary Authority an affidavit stating that it will continue to meet the required margins. In addition, Arch Re Bermuda is prohibited, without prior approval of the Bermuda Monetary Authority, from reducing by 15% or more its total statutory capital, as set out in its previous year's statutory financial statements. At December 31, 2004, as determined under Bermuda law, Arch Re Bermuda had statutory capital of $1.57 billion and statutory capital and surplus of $1.94 billion. Such amounts include interests in U.S. insurance and reinsurance subsidiaries. Accordingly, approximately $235 million is available for dividends or distributions during 2005 without prior approval under Bermuda law, as discussed above. Our U.S. insurance and reinsurance subsidiaries can pay $29.8 million in dividends or distributions to Arch Re Bermuda during 2005 without prior regulatory approval, but such dividends or distributions may be subject to applicable withholding or other taxes.

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

        Arch Re Bermuda is a registered Bermuda insurance company and is not licensed or admitted as an insurer in any jurisdiction in the United States. Because insurance regulations in the United States do not permit insurance companies to take credit for reinsurance obtained from unlicensed or non-admitted insurers on their statutory financial statements unless security is posted, Arch Re Bermuda's contracts generally require it to post a letter of credit or provide other security. Although, to date, Arch Re Bermuda has not experienced any difficulties in providing collateral when required, if we are unable to post security in the form of letters of credit or trust funds when required, the operations of Arch Re Bermuda could be significantly and negatively affected.

We may become subject to taxes in Bermuda after March 28, 2016, which may have a material adverse effect on our results of operations.

        Under current Bermuda law, we are not subject to tax on income or capital gains. Furthermore, we have obtained from the Minister of Finance of Bermuda under the Exempted Undertakings Tax Protection Act, 1966, an assurance that, in the event that Bermuda enacts legislation imposing tax computed on profits, income, any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of the tax will not be applicable to us or our operations until March 28, 2016. We could be subject to taxes in Bermuda after that date. This assurance does not, however, prevent the imposition of taxes on any person ordinarily resident in Bermuda or any company in respect of its ownership of real property or leasehold interests in Bermuda.

Foreign currency exchange rate fluctuation may adversely affect our financial results.

        We write business on a worldwide basis, and our results of operations may be affected by fluctuations in the value of currencies other than the U.S. Dollar. The primary foreign currencies in which we operate are the Euro, the British Pound Sterling and the Canadian Dollar. Changes in foreign currency exchange rates can reduce our revenues and increase our liabilities and costs. We may therefore suffer losses solely as a result of exchange rate fluctuations. In order to mitigate the impact of exchange rate fluctuations, we have invested and expect to continue to invest in securities denominated in currencies other than the U.S. Dollar. Net foreign exchange losses, recorded in the statement of income, for the year ended December 31, 2004 were $17.4 million, compared to net foreign exchange gains for the year ended December 31, 2003 of $1.0 million. Our reinsurance segment invests certain funds in British Pounds Sterling and Euros in order to mitigate the economic effects of foreign currency exchange risk on projected liabilities in such currencies. Such investments appreciated, due to changes in foreign currency rates, during the year ended December 31, 2004 by $15.4 million. However, such gains are reflected as a direct increase to shareholders' equity and are not included in the statement of income. We have chosen not to hedge the currency risk on the capital contributed to Arch-Europe in May 2004, which is held in British Pounds Sterling. However, we intend to match Arch-Europe's projected liabilities in foreign currencies with investments in the same currencies. There can be no assurances that such arrangements will mitigate the negative impact of exchange rate fluctuations, and we may suffer losses solely as a result of exchange rate fluctuations. Since inception, and based on currency spot rates at December 31, 2004, Arch Re Bermuda has recorded net premiums written of approximately $217.2 million from British Pound Sterling-denominated contracts, $335.2 million from Euro-denominated contracts and $135.2 million from Canadian Dollar-denominated contracts.

Employees of our Bermuda operations are required to obtain work permits before engaging in a gainful occupation in Bermuda. Required work permits may not be granted or may not remain in effect.

        Under Bermuda law, only persons who are Bermudians, spouses of Bermudians, holders of a permanent resident's certificate or holders of a working resident's certificate ("exempted persons") may engage in gainful occupation in Bermuda without an appropriate governmental work permit. Our success may depend in part on the continued services of key employees in Bermuda. A work permit may be granted or renewed upon showing that, after proper public advertisement, no exempted person is available who meets the minimum standards reasonably required by the employer. The Bermuda government's policy places a six-year term limit on individuals with work permits, subject to certain exemptions for key employees. A work permit is issued with an expiry date (up to five years) and no assurances can be given that any work permit will be issued or, if issued, renewed upon the expiration of the relevant term. We consider our key officers in Bermuda to be Constantine Iordanou, our President and Chief Executive Officer (work permit expires November 12, 2006), Dwight R. Evans, Chairman and Chief Executive Officer of Arch Re Bermuda (work permit expires May 12, 2005), Marc Grandisson, President and Chief Operating Officer of Arch Re Bermuda (work permit expires May 12, 2005) and John D. Vollaro, our Executive Vice President and Chief Financial Officer (work permit expires July 25, 2005). We also have other key positions in Bermuda held by persons who hold work permits subject to renewal. If work permits are not obtained or renewed for our principal employees, we could lose their services, which could materially affect our business.

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

        ACGL and its non-U.S. subsidiaries intend to operate their business in a manner that will not cause them to be treated as engaged in a trade or business in the United States and, thus, will not be required to pay U.S. federal income taxes (other than withholding taxes on certain U.S. source investment income) on their income. However, because there is uncertainty as to the activities which constitute being engaged in a trade or business in the United States, there can be no assurances that the U.S. Internal Revenue Service will not contend successfully that ACGL or its non-U.S. subsidiaries are engaged in a trade or business in the United States. If ACGL or any of its non-U.S. subsidiaries were subject to U.S. income tax, our shareholders' equity and earnings could be adversely affected. Certain of our U.S. subsidiaries were personal holding companies in respect of 2002, 2003 and 2004, but did not have "undistributed personal holding company income."

        Congress has been discussing legislation intended to eliminate certain perceived tax advantages of Bermuda insurance companies and U.S. insurance companies having Bermuda affiliates, including perceived tax benefits resulting principally from reinsurance between or among U.S. insurance companies and their Bermuda affiliates. In this regard, the American Jobs Creation Act of 2004 (the "Jobs Act") permits the United States Internal Revenue Service ("IRS") to re-allocate, re-characterize or adjust items of income, deduction or certain other items related to a reinsurance agreement between related parties to reflect the proper source, character and amount for each item (in contrast to prior law, which only covered source and character). The Jobs Act also eliminated the tax benefits available to a U.S. company that, after a certain date, changed its legal domicile to a non-U.S. jurisdiction, a transaction commonly known as an inversion. We changed our legal domicile from the U.S. to Bermuda, but were not affected by the anti-inversion rule because our change in domicile occurred in November 2000. Additional legislation, if passed, and other changes in U.S. tax laws, regulations and interpretations thereof to address these issues could adversely affect us.

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

Our non-U.S. companies may be subject to U.K. tax that may have a material adverse effect on our results of operations.

        We intend to operate in such a manner so that none of our companies, other than Arch-Europe, should be resident in the U.K. for tax purposes or have a permanent establishment in the U.K. Accordingly, we expect that none of our companies other than Arch-Europe should be subject to U.K. taxation. However, since applicable law and regulations do not conclusively define the activities that constitute conducting business in the U.K. through a permanent establishment, the U.K. Inland Revenue might contend successfully that one or more of our companies, in addition to Arch-Europe, is conducting business in the U.K. through a permanent establishment in the U.K. and, therefore, subject to U.K. tax, which could have a material adverse effect on us.

TAX MATTERS

        The following summary of the taxation of ACGL and the taxation of our shareholders is based upon current law and is for general information only. Legislative, judicial or administrative changes may be forthcoming that could affect this summary.

        The following legal discussion (including and subject to the matters and qualifications set forth in such summary) of certain tax considerations (a) under "—Taxation of ACGL—Bermuda" and "—Taxation of Shareholders—Bermuda Taxation" is based upon the advice of Conyers Dill & Pearman, Hamilton, Bermuda and (b) under "—Taxation of ACGL—United States," "—Taxation of Shareholders—United States Taxation," "—Taxation of Our U.S. Shareholders" and "—United States Taxation of Non-U.S. Shareholders" is based upon the advice of Cahill Gordon & Reindel llp, New York, New York (the advice of such firms does not include accounting matters, determinations or conclusions relating to the business or activities of ACGL). The summary is based upon current law and is for general information only. The tax treatment of a holder of our common shares, or of a person treated as a holder of our common shares for U.S. federal income, state, local or non-U.S. tax purposes, may vary depending on the holder's particular tax situation. Legislative, judicial or administrative changes or interpretations may be forthcoming that could be retroactive and could affect the tax consequences to us or to holders of our common shares.

Taxation of ACGL

  Bermuda

        Under current Bermuda law, we are not subject to tax on income or capital gains. We have obtained from the Minister of Finance under the Exempted Undertakings Tax Protection Act 1966 an assurance that, in the event that Bermuda enacts legislation imposing tax computed on profits, income, any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance, the imposition of any such tax shall not be applicable to us or to any of our operations or our shares, debentures or other obligations until March 28, 2016. We could be subject to taxes in Bermuda after that date. This assurance will be subject to the proviso that it is not to be construed so as to prevent the application of any tax or duty to such persons as are ordinarily resident in Bermuda (we are not so currently affected) or to prevent the application of any tax payable in accordance with the provisions of the Land Tax Act 1967 or otherwise payable in relation to any property leased to us or our insurance subsidiary. We pay annual Bermuda government fees, and our Bermuda insurance and reinsurance subsidiary pays annual insurance license fees. In addition, all entities employing individuals in Bermuda are required to pay a payroll tax and other sundry taxes payable, directly or indirectly, to the Bermuda government.

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

        We engage in intercompany reinsurance arrangements between our U.S. operations and our Bermuda reinsurance operations. Congress has been discussing legislation intended to eliminate certain perceived tax advantages of Bermuda insurance companies and U.S. insurance companies having Bermuda affiliates, including perceived tax advantages resulting principally from reinsurance arrangements between or among U.S. insurance companies and their Bermuda affiliates. Additional legislative proposals could emerge that could conceivably have an adverse impact on us or our shareholders.

        Personal Holding Company Rules. A corporation will not be classified as a personal holding company (a "PHC") in a given taxable year unless both (i) at some time during the last half of such taxable year, five or fewer individuals (without regard to their citizenship or residency) own or are deemed to own (pursuant to certain constructive ownership rules) more than 50% of the corporation's shares by value, and (ii) at least 60% of the adjusted ordinary gross income of the corporation for such taxable year consists of PHC income (as defined in Section 543 of the Code). For purposes of the 50% share ownership test, all of our common shares owned by an investment partnership will be attributed to each of its partners, if any, who are individuals. As a result of this attribution rule, we believe that currently five or fewer individuals are treated as owning more than 50% of the value of our common shares. Consequently, one or more of our U.S. subsidiaries could become PHCs, depending on whether we or any of our subsidiaries satisfy the PHC gross income test.

        We will use reasonable best efforts to cause each of our U.S. subsidiaries not to satisfy the gross income requirement set forth in Section 542(a) of the Code. If, however, any of our U.S. subsidiaries is or were to become a PHC in a given taxable year, such company would be subject to PHC tax (at a 15% rate for taxable years before January 1, 2009 and thereafter at the highest marginal rate on ordinary income applicable to individuals) on its "undistributed PHC income." PHC income generally would not include underwriting income. If any of our U.S. subsidiaries is or becomes a PHC, there can be no assurance that the amount of PHC income would be immaterial.

        Certain of our U.S. subsidiaries were PHCs in respect of 2002, 2003 and 2004 and may be PHCs in respect of 2005. Such subsidiaries did not have "undistributed personal holding company income" in 2003 and 2004 and, currently, do not expect to have "undistributed personal holding company income" in 2005.

        There can be no assurance that each of our U.S. subsidiaries is not or will not become a PHC in the future because of factors including factual uncertainties regarding the application of the PHC rules, the makeup of our shareholder base and other circumstances that affect the application of the PHC rules to our U.S. subsidiaries.

  United Kingdom

        Our European subsidiaries, Arch-Europe and Arch Capital UK Ltd., are companies incorporated in the U.K. and are therefore resident in the U.K. for U.K. corporation tax purposes and will be subject to U.K. corporate tax in their respective worldwide profits. The current rate of U.K. corporation tax is generally 30% on profits. Currently, U.K. withholding tax applies to dividends that Arch-Europe may pay.

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

  United States Taxation

        Taxation of Dividends.    Subject to the discussions below relating to the potential application of the CFC and PFIC rules, cash distributions, if any, made with respect to our common shares will constitute dividends for U.S. federal income tax purposes to the extent paid out of our current or accumulated earnings and profits (as computed using U.S. tax principles). If a holder of our common shares is an individual, dividends, if any, paid to that individual in taxable years beginning before January 1, 2009 that constitute qualified dividend income will be taxable at a maximum rate of 15%, provided that individual meets certain holding period requirements. Dividends paid, if any, with respect to common shares generally will be qualified dividend income, provided the common shares are readily tradable on an established securities market in the United States in the year in which the shareholder receives the dividend and ACGL is not considered to be a passive foreign investment company in either the year of the distribution or the preceding taxable year. See "—Taxation of Our U.S. Shareholders" below. Dividends paid, if any, in taxable years beginning on or after January 1, 2009 will be taxed at then applicable ordinary income rates. To the extent distributions on our common shares exceed our earnings and profits, they will be treated first as a return of the U.S. Holder's basis in our common shares to the extent thereof, and then as gain from the sale of a capital asset.

        Sale, Exchange or Other Disposition.    Subject to the discussions below relating to the potential application of the CFC and PFIC rules, holders of common shares generally will recognize capital gain or loss for U.S. federal income tax purposes on the sale, exchange or disposition of common shares.

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

        We lease approximately 4,500 square feet in Hamilton, Bermuda for our Bermuda insurance operations. The principal U.S. office of our insurance group is located at One Liberty Plaza, New York, New York where we lease approximately 110,750 square feet. Such lease expires in 2014, with the exception of a portion of that lease for approximately 23,400 square feet that expires in 2007. Our insurance group also leases a total of approximately 158,900 square feet for its other principal U.S. offices and its office in Canada.

        Arch-Europe leases approximately 7,450 square feet in London and 1,580 square feet in Germany. ACGL leases approximately 1,500 square feet in Bermuda. In addition, Arch Capital Services Inc., a subsidiary of ACGL which provides certain financial, legal and other administrative support services for ACGL and its subsidiaries, leases approximately 16,730 square feet in White Plains, New York.

        For the years ended December 31, 2004, 2003 and 2002, our rental expense, net of income from subleases, was approximately $12.4 million, $8.7 million, $3.2 million, respectively. Our future minimum rental charges for the remaining terms of our existing leases, exclusive of escalation clauses and maintenance costs and net of rental income, will be approximately $76.5 million. We believe that the above described office space is adequate for our needs. However, as we continue to develop our business, we may open additional office locations during 2005.

ITEM 3. LEGAL PROCEEDINGS

        We, in common with the insurance industry in general, are subject to litigation and arbitration in the normal course of our business. As of December 31, 2004, we were not a party to any material litigation or arbitration other than as a part of the ordinary course of business in relation to claims activity, none of which is expected by management to have a significant adverse effect on our results of operations and financial condition and liquidity.

        In 2003, the former owners of American Independent Insurance Holding Company ("American Independent") commenced an action against ACGL, American Independent and certain of American Independent's directors and officers and others seeking unspecified damages relating to the reorganization agreement pursuant to which we acquired American Independent in 2001. The reorganization agreement provided that, as part of the consideration for the stock of American Independent, the former owners would have the right to receive a limited, contingent payment from the proceeds, if any, from certain pre-existing lawsuits that American Independent had brought as plaintiff prior to its acquisition by us. The former owners alleged, among other things, that the defendants entered into the agreement without intending to honor their commitments under the agreement and are liable for securities and common law fraud, breach of contract and intentional infliction of emotional distress. In December 2004, we sold American Independent, PSIC and affiliated entities, which conducted our nonstandard automobile insurance operations, to a third party. Under the terms of the sale agreement, ACGL and certain of its affiliates retained the liabilities (if any) relating to the foregoing matters. ACGL and the other defendants have filed a motion to dismiss all claims, and strongly deny the validity of, and will continue to dispute, these allegations. Although no assurances can be made as to the resolution of these claims, management does not believe that any of these claims are meritorious.

        See also "Management's Discussion and Analysis of Financial Condition and Results of Operations—General—Overview."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

        Our common shares are traded on the NASDAQ National Market under the symbol "ACGL." For the periods presented below, the high and low sales prices and closing prices for our common shares as reported on the NASDAQ National Market were as follows:

	Three Months Ended
	December 31, 2004	September 30, 2004	June 30, 2004	March 31, 2004
High	$39.54	$40.96	$43.79	$45.19
Low	35.02	35.50	36.61	39.01
Close	38.70	38.94	39.88	42.10
	Three Months Ended
	December 31, 2003	September 30, 2003	June 30, 2003	March 31, 2003
High	$40.01	$35.85	$37.80	$33.85
Low	33.04	30.48	32.74	27.71
Close	39.86	33.07	34.68	33.94

        On March 1, 2005 the high and low sales prices and the closing price for our common shares as reported on the NASDAQ National Market were $41.74, $41.16 and $41.28, respectively.

HOLDERS

        As of March 1, 2005, and based on information provided to us by our transfer agent and proxy solicitor, there were approximately 240 holders of record of our common shares, approximately 8,300 beneficial holders of our common shares and 24 holders of record and beneficial holders of our preference shares.

DIVIDENDS

        Any determination to pay dividends will be at the discretion of our board of directors and will be dependent upon our results of operations, financial condition and other factors deemed relevant by our board of directors. As a holding company, we will depend on future dividends and other permitted payments from our subsidiaries to pay dividends to our shareholders. Our subsidiaries' ability to pay dividends, as well as our ability to pay dividends, is subject to regulatory, contractual, rating agency and other constraints.

        In addition, pursuant to our shareholders agreement, we have agreed not to declare any dividend or make any other distribution on our common shares, and not to repurchase any common shares, until we have repurchased from the Warburg Pincus funds and the Hellman & Friedman funds, pro rata, on the basis of the amount of those shareholders' investments in us at the time of such repurchase, preference shares having an aggregate value of $250 million, at a per share price acceptable to those shareholders.

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

        In October 2001, we adopted the Long Term Incentive Plan for New Employees ("New Employee Plan") to provide incentives to attract and motivate new hires in connection with the launch of our underwriting initiative. A total of 3,295,170 of such share awards were granted under the New Employee Plan. As eligibility under the New Employee Plan was restricted to new hires, none of the shares under the New Employee Plan were available for grants to directors or existing employees. As a result, in order to be in a position to provide long-term incentive compensation for our employees and directors, in June 2002, following shareholder approval, we adopted the 2002 Plan, and the New Employee Plan was terminated. In addition, in October 2001, we awarded an aggregate of 2,455,575 shares under certain individual award agreements, of which substantially all were approved by shareholders in June 2002. For information about our equity compensation plans, see note 13, "Share Capital," of the notes accompanying our consolidated financial statements.

        The following information is as of December 31, 2004:

Plan category	Number of securities to be issued upon exercise of outstanding options (1), warrants and rights (a)	Weighted- average exercise price of outstanding options (1), warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (c)
Equity compensation plans approved by security holders	3,919,319	$25.83	1,026,949
Equity compensation plans not approved by security holders	2,252,880	$23.26	0

Total	6,172,199	$24.89	1,026,949

(1)
Includes all vested and unvested options.

        The following table summarizes our purchases of our common shares for the year ended December 31, 2004:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plan or Programs
1/1/2004–1/31/2004	—	—	—	—
2/1/2004–2/29/2004	11,225	$41.53	—	—
3/1/2004–3/31/2004	1,961	$43.13	—	—
4/1/2004–4/30/2004	1,472	$42.96	—	—
5/1/2004–5/31/2004	5,340	$37.64	—	—
6/1/2004–6/30/2004	1,622	$39.57	—	—
7/1/2004–7/31/2004	—	—	—	—
8/1/2004–8/31/2004	7,226	$37.81	—	—
9/1/2004–9/30/2004	9,778	$38.19	—	—
10/1/2004–10/31/2004	4,124	$37.89	—	—
11/1/2004–11/30/2004	—	—	—	—
12/1/2004–12/31/2004	—	—	—	—

Total	42,748	$39.35	—	—

(1)
ACGL repurchases shares, from time to time, from employees in order to facilitate the payment of withholding taxes on restricted shares granted. We purchased these shares at their fair market value, as determined by reference to the closing price of our common shares on the day the restricted shares vested.

ITEM 6. SELECTED FINANCIAL DATA

        The following table sets forth summary historical consolidated financial and operating data for the five-year period ended December 31, 2004. Such data for the three-year period ended December 31, 2004 should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and the related notes.

        Due to the significant changes in our business during the years 2004, 2003 and 2002, we believe that comparisons of the results of operations for such years with 2000 to 2001 results of operations are not meaningful. These changes included (1) the sale of our prior reinsurance operations in May 2000, (2) our change of legal domicile and reorganization completed in November 2000, (3) our acquisition activity and (4) our underwriting initiative which commenced in October 2001 and the related capital infusions in late 2001 and early 2002.

	Years Ended December 31,
	2004	2003	2002	2001	2000
	(U.S. dollars in thousands except share data)
Statement of Income Data:
Revenues:
Net premiums written (1)	$2,980,032	$2,738,415	$1,261,627	$36,216	($10,604)
Net premiums earned	2,915,882	2,212,599	654,976	30,918	87,530
Net investment income	143,705	80,992	51,249	12,120	15,923
Net realized gains (losses)	30,237	25,317	(839)	18,382	20,045
Total revenues	3,104,050	2,343,737	721,769	76,454	127,634
Income before income taxes and extraordinary item	343,127	306,500	54,540	24,144	503
Income (loss) before extraordinary item	316,899	279,775	55,096	22,016	(8,012)
Extraordinary gain—excess of fair value of acquired net assets over cost (net of $0 tax) (2)	—	816	3,886	——

Net income (loss)	$316,899	$280,591	$58,982	$22,016	($8,012)

Average shares outstanding:
Basic (3)	31,560,737	26,264,055	20,095,698	12,855,668	13,198,075
Diluted (3)	72,519,045	67,777,794	59,662,178	17,002,231	13,198,075
Net income (loss) per share data:
Basic (3):
Income (loss) before extraordinary item	$10.04	$10.65	$2.74	$1.71	($0.61)
Extraordinary gain (2)	—	0.03	0.19	—	—

Net income (loss)	$10.04	$10.68	$2.93	$1.71	($0.61)

Diluted (3):
Income (loss) before extraordinary item	$4.37	$4.13	$0.92	$1.29	($0.61)
Extraordinary gain (2)	—	0.01	0.07	—	—

Net income (loss)	$4.37	$4.14	$0.99	$1.29	($0.61)

Cash dividends per share	—	—	—	—	—

Balance Sheet Data:
Cash and invested assets	$5,814,897	$3,717,147	$1,985,898	$1,019,058	$276,053
Premiums receivable	520,781	477,032	343,716	59,463	—
Unpaid losses and loss adjustment expenses recoverable	695,582	409,451	211,100	90,442	—
Total assets	8,218,754	5,585,321	2,991,328	1,313,701	295,907
Reserves for losses and loss adjustment expenses:
Before unpaid losses and loss adjustment expenses recoverable	3,570,734	1,951,967	592,432	111,494	—
Net of unpaid losses and loss adjustment expenses recoverable	2,875,152	1,542,516	381,332	21,052	—
Unearned premiums:
Before prepaid reinsurance premiums	1,541,217	1,402,998	761,310	88,539	—
Net of prepaid reinsurance premiums	1,219,795	1,166,937	641,119	29,578	—
Senior notes	300,000	—	—	—	—
Revolving credit agreement borrowings	—	200,000	—	—	—
Total liabilities	5,976,848	3,874,592	1,580,084	293,332	23,608
Shareholders' equity	2,241,906	1,710,729	1,411,244	1,020,369	272,299
Book value:
Per common share (4)	$41.76	$31.74	$21.48	$20.05	$21.43
Diluted (5)	$31.03	$25.52	$21.20	$18.28	$21.43
Shares outstanding:
Basic	34,902,923	28,200,372	27,725,334	13,513,538	12,708,818
Diluted (5)	72,251,073	67,045,037	66,569,999	55,804,038	12,708,818

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

(4)
Book value per common share at December 31, 2004, 2003, 2002 and 2001 was determined by dividing (i) the difference between total shareholders' equity and the aggregate liquidation preference of the preference shares of $784.3 million, $815.7 million, $815.7 million and $749.4 million, respectively, by (ii) the number of common shares outstanding.

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

General

  Overview

        Arch Capital Group Ltd. ("ACGL" and, together with its subsidiaries, "we," or "us") is a Bermuda public limited liability company with over $2.5 billion in capital and, through operations in Bermuda, the United States and Europe, writes insurance and reinsurance on a worldwide basis. While we are positioned to provide a full range of property and casualty insurance and reinsurance lines, we focus on writing specialty lines of insurance and reinsurance. It is our belief that our underwriting platform, our experienced management team and our strong capital base that is unencumbered by significant pre-2002 risks have enabled us to establish a strong presence in an attractive insurance and reinsurance marketplace.

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

        The financial results of the insurance and reinsurance industry are influenced by factors such as the frequency and/or severity of claims and losses, including natural disasters or other catastrophic events, variations in interest rates and financial markets, changes in the legal, regulatory and judicial environments, inflationary pressures and general economic conditions. These factors influence, among other things, the demand for insurance or reinsurance, the supply of which is generally related to the total capital of competitors in the market. During 2001, market conditions had been improving primarily as a result of declining insurance capacity.

        In general, market conditions improved during 2002 and 2003 in the insurance and reinsurance marketplace. This reflected improvement in pricing, terms and conditions following significant industry losses arising from the events of September 11th, as well as the recognition that intense competition in the late 1990s led to inadequate pricing and overly broad terms, conditions and coverages. Such industry developments resulted in poor financial results and erosion of the industry's capital base. Consequently, many established insurers and reinsurers reduced their participation in, or exited from, certain markets and, as a result, premium rates escalated in many lines of business. These developments provided relatively new insurers and reinsurers, like us, with an opportunity to provide needed underwriting capacity. Beginning in late 2003 and continuing through 2004, additional capacity emerged in many classes of business and, consequently, premium rate increases have decelerated and, in several classes of business, premium rates have decreased. However, we believe that we are still able to write insurance and reinsurance business at what we believe to be attractive rates. We expect that our rate of growth in 2005 will continue to moderate, despite our expansion into the European and Canadian markets, as we respond to more challenging market conditions.

        As previously reported, we have received various formal and informal information requests from insurance regulatory authorities as to relationships with, and payments to, brokers and other agents. In addition, we received a subpoena from the New York State Attorney General requesting certain information concerning our underwriting activities with respect to insurance coverages to lawyers and law firms for acts of professional malpractice. We are cooperating with these requests.

        In view of the ongoing industry investigation, we retained Cahill Gordon & Reindel llp to conduct an internal review relating to certain business practices in the insurance industry currently being investigated by the Attorney General of New York and others. They recently informed us that their review is complete and that they have found no evidence that we have engaged in illegal bid-rigging or price fixing such as alleged in the New York Attorney General's October 14, 2004 complaint against Marsh & McClennan Companies, Inc., and have found no evidence that we have engaged in any illegal tying of insurance and reinsurance services.

  History

        We commenced operations in September 1995 following the completion of the initial public offering of our predecessor, Arch Capital Group (U.S.) Inc. ("Arch-U.S."). Arch-U.S. is a Delaware company formed in March 1995 under the original name of "Risk Capital Holdings, Inc." From that time until May 2000, we provided reinsurance and other forms of capital to insurance companies. On May 5, 2000, we sold our prior reinsurance book of business to Folksamerica Reinsurance Company ("Folksamerica") in an asset sale, but retained our surplus and our U.S.-licensed reinsurance platform. On November 8, 2000, following shareholder approval, we changed our legal domicile to Bermuda in order to benefit from Bermuda's favorable business, regulatory, tax and financing environment.

        During the period from May 2000 through the announcement of our underwriting initiative in October 2001, we built and acquired insurance businesses that were intended to enable us to generate both fee-based revenue (e.g., commissions and advisory and management fees) and risk-based revenue (i.e., insurance premium). As part of this strategy, we built an underwriting platform that was intended to enable us to maximize risk-based revenue during periods in the underwriting cycle when we believed it was more favorable to assume underwriting risk. In October 2001, we concluded that underwriting conditions favored dedicating our attention exclusively to building our insurance and reinsurance business.

        In October 2001, we launched an underwriting initiative to meet current and future demand in the global insurance and reinsurance markets that included the recruitment of new insurance and reinsurance management teams and an equity capital infusion of $763.2 million. In April 2002, we completed an offering of common shares and received net proceeds of $179.2 million and, in

September 2002, we received proceeds of $74.3 million from the exercise of class A warrants by our principal shareholders and certain other investors. In March 2004, we completed a public offering of common shares and received net proceeds of $179.3 million and, in May 2004, we completed a public offering of $300 million principal amount of 7.35% senior notes due May 1, 2034 and received net proceeds of $296.4 million, of which $200 million of the net proceeds was used to repay all amounts outstanding under our existing credit facility.

  Revenues

        We derive our revenues primarily from the issuance of insurance policies and reinsurance contracts. Insurance and reinsurance premiums are driven by the volume and classes of business of the policies and contracts that we write which, in turn, are related to prevailing market conditions. The premium we charge for the risks assumed is also based on many assumptions. We price these risks well before our ultimate costs are known, which may extend many years into the future. In addition, our revenues include fee income and income we generate from our investment portfolio. Our investment portfolio is comprised primarily of fixed income investments that are classified as "available for sale." Under our basis of accounting, accounting principles generally accepted in the United States of America ("GAAP"), these investments are carried at fair market value and unrealized gains and losses on the investments are not included in our statement of income. These unrealized gains and losses are included on our balance sheet in accumulated other comprehensive gain or loss as a separate component of shareholders' equity.

  Costs and Expenses

        Our costs and expenses primarily consist of losses and loss adjustment expenses, acquisition costs, other operating expenses and non-cash compensation. Losses and loss adjustment expenses include management's best estimate of the ultimate cost of claims incurred during a reporting period. Such costs consist of three components: paid losses, changes in estimated amounts for known losses ("case reserves"), and changes in reserves for incurred but not reported ("IBNR") losses. See "—Critical Accounting Policies, Estimates and Recent Accounting Pronouncements—Reserves for Losses and Loss Adjustment Expenses" for further discussion. Acquisition expenses, net of ceding commissions received from unaffiliated reinsurers, consist primarily of commissions, brokerage and taxes paid to obtain our business. A significant portion of such costs is paid based on a percentage of the premium written and will vary for each class or type of business that we underwrite. Other operating expenses consist primarily of compensation-related expenses. Non-cash compensation, which relates to certain grants (primarily of restricted common shares) under our stock incentive plans and other arrangements, includes costs related to our capital raising activities and the commencement of our new underwriting initiative in 2001. The issuance of restricted common shares and the related recognition of non-cash compensation expense have no impact on our shareholders' equity.

Critical Accounting Policies, Estimates and Recent Accounting Pronouncements

        The preparation of consolidated financial statements requires us to make many estimates and judgments that affect the reported amounts of assets, liabilities (including reserves), revenues and expenses, and related disclosures of contingent liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, insurance and other reserves, reinsurance recoverables, investment valuations, intangible assets, bad debts, income taxes, contingencies and litigation. We base our estimates on historical experience, where possible, and on various other assumptions that we believe to be reasonable under the circumstances, which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates and judgments for a relatively new insurance and reinsurance company, like our company, are even more difficult to make than those made in a mature company since limited historical information has been reported to us through December 31, 2004. Actual results will differ from these estimates and such differences may be material. We believe that the following critical accounting policies used in the preparation of our consolidated financial statements require our more significant judgments and estimates.

  Reserves for Losses and Loss Adjustment Expenses

        We are required by applicable insurance laws and regulations and GAAP to establish reserves for losses and loss adjustment expenses that arise from the business we underwrite. These reserves are balance sheet liabilities representing estimates of future amounts required to pay losses and loss adjustment expenses for insured or reinsured claims which have occurred at or before the balance sheet date. Due to the lack of historical loss data for our reinsurance and insurance operations, and the resulting inability to use a historical loss development methodology, there is a possibility that significant changes in the reserve estimates in future periods could occur.

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

        For our insurance operations, generally, claims personnel determine whether to establish a case reserve for the estimated amount of the ultimate settlement of individual claims. The estimate reflects the judgment of claims personnel based on general corporate reserving practices, the experience and knowledge of such personnel regarding the nature and value of the specific type of claim and, where appropriate, advice of counsel. Our insurance operations also contract with a number of outside third party administrators in the claims process who, in certain cases, have limited authority to establish case reserves. The work of such administrators is reviewed and monitored by our claims personnel. Reserves are also established to provide for the estimated expense of settling claims, including legal and other fees and the general expenses of administering the claims adjustment process. Periodically, adjustments to the reported or case reserves may be made as additional information regarding the claims is reported or payments are made.

        We also maintain IBNR reserves. Such reserves are established to provide for incurred claims which have not yet been reported to an insurer or reinsurer at the financial statement date as well as to adjust for any projected variance in case reserving.

        Even though most insurance policies have policy limits, the nature of property and casualty insurance and reinsurance is such that losses can exceed policy limits for a variety of reasons and also could very significantly exceed the premiums received on the underlying policies. We attempt to limit our risk of loss through reinsurance and may also use retrocessional arrangements. The availability and cost of reinsurance and retrocessional protection is subject to market conditions, which are beyond our control.

        In establishing the reserves for losses and loss adjustment expenses, we have made various assumptions relating to the pricing of our reinsurance contracts and insurance policies and have also considered available historical industry experience and current industry conditions. Our reserving method to date has primarily been the expected loss method, which is commonly applied when limited loss experience exists. We select the initial expected loss and loss adjustment expense ratios based on information derived by our underwriters and actuaries during the initial pricing of the business, supplemented by industry data where appropriate. These ratios consider, among other things, rate increases and changes in terms and conditions that have been observed in the market. Any estimates and assumptions made as part of the reserving process could prove to be inaccurate due to several factors, including the fact that limited historical information has been reported to us through December 31, 2004. Reinsurance operations by their nature add further complexity to the reserving process in that there is an inherent additional lag in the timing and reporting of a loss event to a reinsurer from an insured or ceding company through a broker. As actual loss information is reported to us and we develop our own loss experience, our reserving methods will also include other actuarial techniques. It is possible that claims in respect of events that have occurred could exceed our reserves and have a material adverse effect on our results of operations in a future period or our financial condition in general.

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

        At December 31, 2004 and 2003, our reserves for losses and loss adjustment expenses, net of unpaid losses and loss adjustment expenses recoverable, by type and by operating segment were as follows:

	December 31,
	2004	2003
	(U.S. dollars in thousands)
Reinsurance:
Case reserves.	$294,966	$143,461
Additional case reserves	40,839	47,875
IBNR reserves	1,293,009	790,822

Total net reserves	$1,628,814	$982,158

Insurance:
Case reserves	$231,215	$79,728
IBNR reserves	1,015,123	480,630

Total net reserves	$1,246,338	$560,358

Total:
Case reserves.	$526,181	$223,189
Additional case reserves	40,839	47,875
IBNR reserves	2,308,132	1,271,452

Total net reserves	$2,875,152	$1,542,516

        At December 31, 2004 and 2003, reserves for losses and loss adjustment expenses, net of unpaid losses and loss adjustment expenses recoverable, for the reinsurance segment by major line of business were as follows:

	December 31,
	2004	2003
	(U.S. dollars in thousands)
Casualty	$836,148	$409,460
Other specialty.	254,442	163,046
Property excluding property catastrophe	251,453	184,928
Property catastrophe	104,846	68,284
Marine and aviation	94,647	57,110
Non-traditional	54,451	77,465
Casualty clash	32,827	21,865

Total net reserves	$1,628,814	$982,158

        At December 31, 2004 and 2003, reserves for losses and loss adjustment expenses, net of unpaid losses and loss adjustment expenses recoverable, for the insurance segment by major line of business were as follows:

	December 31,
	2004	2003
	(U.S. dollars in thousands)
Programs	$330,548	$184,143
Casualty	276,966	117,026
Executive assurance	180,741	71,054
Professional liability	146,828	51,111
Construction and surety	130,295	44,385
Property, marine and aviation.	104,374	32,515
Healthcare	70,068	32,183
Other	6,518	27,941

Total net reserves	$1,246,338	$560,358

        As described above, we primarily use the expected loss method to calculate our reserves for losses and loss adjustment expenses, which is commonly applied when limited loss experience exists, and represents management's best estimate of our reserves. As the loss data develops, we will utilize other actuarial methods to evaluate our reserves. Due to the lack of historical loss data for our reinsurance and insurance operations, generally we do not produce a range of estimates in calculating reserves. In order to illustrate the potential volatility in our reserves for losses and loss adjustment expenses, we used a statistical model to simulate a range of results based on various probabilities. Both the probabilities and related modeling are subject to inherent uncertainties. The simulation relies on a significant number of assumptions, such as the potential for multiple entities to react similarly to external events, and includes other statistical assumptions.

        Our recorded estimate of reserves for losses and loss adjustment expenses, net of unpaid losses and loss adjustment expenses recoverable, by operating segment at December 31, 2004, along with the results of the simulation are as follows:

	December 31, 2004
	Reinsurance	Insurance	Total
	(U.S. dollars in thousands)
Total net reserves	$1,628,814	$1,246,338	$2,875,152

Simulation results:
90th percentile (1)	$2,020,748	$1,517,929	$3,434,446
10th percentile (2)	$1,281,766	$999,699	$2,370,157

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

        We do not have significant exposure to pre-2002 liabilities, such as asbestos-related illnesses and other long-tail liabilities and, to date, we have experienced a relatively low level of reported claims activity in most of our business, particularly in our longer tail exposures, such as casualty, executive assurance and professional liability, which have longer time periods during which claims are reported and paid. Our limited history does not provide any meaningful trend information. See "—Results of Operations" for a discussion of prior year development of loss reserves.

  Premium Revenues and Related Expenses

        Insurance premiums written are generally recorded at the policy inception and are primarily earned on a pro rata basis over the terms of the policies for all products, usually twelve months. Premiums written include estimates in our program, aviation, construction and surety and collateralized protection business and for participation in involuntary pools. The amount of such insurance premium estimates included in premiums receivable and other assets at December 31, 2004 and 2003 was $34.6 million and $33.9 million, respectively. Such premium estimates are derived from multiple sources which include the historical experience of the underlying business, similar business and available industry information. Unearned premium reserves represent the portion of premiums written that relates to the unexpired terms of in-force insurance policies.

        Reinsurance premiums written include amounts reported by brokers and ceding companies, supplemented by our own estimates of premiums where reports have not been received or in cases where the amounts reported by brokers and ceding companies is adjusted to reflect management's best judgments and expectations. Premium estimates are derived from multiple sources which include our underwriters, the historical experience of the underlying business, similar business and available industry information. Premiums written are recorded based on the type of contracts we write. Premiums on our excess of loss and pro rata reinsurance contracts are estimated when the business is underwritten. For excess of loss contracts, the minimum premium, as defined in the contract, is generally recorded as an estimate of premiums written as of the date of the treaty. Estimates of premiums written under pro rata contracts are recorded in the period in which the underlying risks are expected to incept and are based on information provided by the brokers and the ceding companies. For multi-year reinsurance treaties which are payable in annual installments, generally, only the initial annual installment is included as premiums written at policy inception due to the ability of the reinsured to commute or cancel coverage during the term of the policy. The remaining annual installments are included as premiums written at each successive anniversary date within the multi-year term.

        The amount of reinsurance premium estimates included in premiums receivable and the amount of related acquisition expenses by type of business was as follows at December 31, 2004 and 2003:

	December 31,
	2004			2003
	Gross Amount	Acquisition Expenses	Net Amount	Gross Amount	Acquisition Expenses	Net Amount
	(U.S. dollars in thousands)
Casualty	$199,046	($61,187)	$137,859	$192,159	($54,014)	$138,145
Other specialty	101,237	(19,339)	81,898	102,579	(23,173)	79,406
Property excluding property catastrophe	71,956	(22,017)	49,939	51,309	(15,826)	35,483
Marine and aviation	49,033	(12,382)	36,651	44,017	(9,366)	34,651
Property catastrophe	5,457	(1,816)	3,641	3,787	(1,067)	2,720
Non-traditional	2,625	(262)	2,363	9,395	(3,235)	6,160
Casualty clash	730	(53)	677	—	—	—

Total	$430,084	($117,056)	$313,028	$403,246	($106,681)	$296,565

        Premium estimates are reviewed at least quarterly, based on management's detailed review, comparing actual reported premiums to expected ultimate premiums along with a review of the aging and collection of premium estimates. Based on management's review, the appropriateness of the premium estimates is evaluated, and any adjustment to these estimates is recorded in the period in which it becomes known. Adjustments to premium estimates could be material and such adjustments could directly and significantly impact earnings favorably or unfavorably in the period they are determined because the estimated premium may be fully or substantially earned.

        A significant portion of amounts included as premiums receivable, which represent estimated premiums written, net of commissions, are not currently due based on the terms of the underlying contracts. Based on currently available information, management believes that the premium estimates included in premiums receivable will be collectible and, therefore, no provision for doubtful accounts has been recorded on the premium estimates at December 31, 2004.

        Reinsurance premiums assumed, irrespective of the class of business, are generally earned on a pro rata basis over the terms of the underlying policies or reinsurance contracts. Contracts and policies written on a "losses occurring" basis cover claims that may occur during the term of the contract or policy, which is typically 12 months. Accordingly, the premium is earned evenly over the term. Contracts which are written on a "risks attaching" basis cover claims which attach to the underlying insurance policies written during the terms of such contracts. Premiums earned on such contracts usually extend beyond the original term of the reinsurance contract, typically resulting in recognition of premiums earned over a 24-month period.

        Certain of our reinsurance contracts include provisions that adjust premiums or acquisition expenses based upon the experience under the contracts. Premiums written and earned, as well as related acquisition expenses, are recorded based upon the projected experience under such contracts.

        We also write certain business that is intended to provide insurers with risk management solutions that complement traditional reinsurance. Under these contracts, we assume a measured amount of insurance risk in exchange for an anticipated margin, which is typically lower than on traditional reinsurance contracts. The terms and conditions of these contracts may include additional or return premiums based on loss experience, loss corridors, sublimits and caps. Examples of such business include aggregate stop-loss coverages and financial quota share coverages.

        Certain assumed reinsurance contracts, which pursuant to Statement of Financial Accounting Standards ("SFAS") No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts," issued by the Financial Accounting Standards Board ("FASB"), are deemed, for financial reporting purposes, not to transfer insurance risk, are accounted for using the deposit method of accounting as prescribed in Statement of Position ("SOP") 98-7, "Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk." However, it is possible that we could incur financial losses on such contracts. Management exercises significant judgment in the assumptions used in determining whether assumed contracts should be accounted for as reinsurance contracts under SFAS No. 113 or deposit insurance contracts under SOP 98-7. Under SOP 98-7, for those contracts that contain an element of underwriting risk, the estimated profit margin is deferred and amortized over the contract period and such amount is included in our underwriting results. When the estimated profit margin is explicit, the margin is reflected as fee income and any adverse financial results on such contracts are reflected as incurred losses. When the estimated profit margin is implicit, the margin is reflected as an offset to paid losses and any adverse financial results on such contracts are reflected as incurred losses. For those contracts that do not transfer an element of underwriting risk, the projected profit is reflected in earnings over the estimated settlement period using the interest method and such profit is included in investment income. Additional judgments are required when applying the accounting guidance set forth in SOP 98-7 with respect to the revenue recognition criteria for contracts deemed not to transfer insurance risk.

        Retroactive reinsurance reimburses a ceding company for liabilities incurred as a result of past insurable events covered by the underlying policies reinsured. In certain instances, reinsurance contracts cover losses both on a prospective basis and on a retroactive basis and, accordingly, we bifurcate the prospective and retrospective elements of these reinsurance contracts and account for each element separately. Underwriting income generated in connection with retroactive reinsurance contracts is deferred and amortized into income over the settlement period while losses are charged to income immediately. Subsequent changes in estimated or actual cash flows under such retroactive reinsurance contracts are accounted for by adjusting the previously deferred amount to the balance that would have existed had the revised estimate been available at the inception of the reinsurance transaction, with a corresponding charge or credit to income.

        Acquisition expenses and other expenses that vary with, and are directly related to, the acquisition of business in our underwriting operations are deferred and amortized over the period in which the related premiums are earned. Acquisition expenses, net of ceding commissions received from unaffiliated reinsurers, consist primarily of commissions, brokerage and taxes paid to obtain our business. Other operating expenses also include expenses that vary with, and are directly related to, the acquisition of business. Deferred acquisition costs, which are based on the related unearned premiums, are carried at their estimated realizable value and take into account anticipated losses and loss adjustment expenses, based on historical and current experience, and anticipated investment income.

  Collection of Insurance-Related Balances and Provision for Doubtful Accounts

        We are subject to credit risk with respect to our reinsurance ceded because the ceding of risk to reinsurers or retrocessionaires does not relieve us of our liability to the clients or companies we insure or reinsure. We are also subject to risks based upon the possibility that loss payments could occur earlier than the receipt of related reinsurance recoverables. If the financial condition of our reinsurers or retrocessionaires deteriorates, resulting in an impairment of their ability to make payments, we will provide for probable losses resulting from our inability to collect amounts due from such parties, as appropriate. We evaluate the credit worthiness of all the reinsurers to which we cede business. If our analysis indicates that there is significant uncertainty regarding the collectibility of amounts due from reinsurers, managing general agents, brokers and other clients, we will record a provision for doubtful accounts. At December 31, 2004 and 2003, our reserve for doubtful accounts was approximately $2.2 million and $3.0 million, respectively. Approximately 71.0% of our premiums receivable of $520.8 million at December 31, 2004 represented amounts not yet due, while amounts in excess of 90 days overdue were 3.2% of the total. Approximately 4.8% of the $26.9 million of paid losses and loss adjustment expenses recoverable were in excess of 90 days overdue at December 31, 2004.

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

  Income Taxes

        Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. A valuation allowance is recorded if it is more likely than not that some or all of a deferred income tax asset may not be realized. We consider future taxable income and feasible tax planning strategies in assessing the need for a valuation allowance. In the event we determine that we will not be able to realize all or part of our deferred income tax assets in the future, an adjustment to the deferred income tax assets would be charged to income in the period in which such determination is made. In addition, if we subsequently assess that the valuation allowance is no longer needed, a benefit would be recorded to income in the period in which such determination is made.

  Investments

        We currently classify all of our fixed maturity investments, short-term investments and publicly traded equity securities as "available for sale" and, accordingly, they are carried at estimated fair value. The fair value of fixed maturity securities is determined from quotations received from a nationally recognized pricing service. Short-term investments comprise securities due to mature within one year of the date of issue. Short-term investments include certain cash equivalents which are part of our investment portfolios under the management of external investment managers. Investments included in our private portfolio include securities issued by privately held companies. Our investments in privately held equity securities are carried at estimated fair value. Fair value is initially considered to be equal to the cost of such investment until the investment is revalued based on substantive events or other factors which could indicate a diminution or appreciation in value.

        In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and Emerging Issues Task Force ("EITF") No. 03-1, "The Meaning of Other-than-Temporary Impairment and its Application to Certain Investments," we periodically review our investments to determine whether a decline in fair value below the amortized cost basis is other than temporary. Our process for identifying declines in the fair value of investments that are other than temporary involves consideration of several factors. These factors include (i) the time period in which there has been a significant decline in value, (ii) an analysis of the liquidity, business prospects and overall financial condition of the issuer, (iii) the significance of the decline and (iv) our intent and ability to hold the investment for a sufficient period of time for the value to recover. Where our analysis of the above factors results in the conclusion that declines in fair values are other than temporary, the cost of the securities is written down to fair value and is reflected as a realized loss.

        With respect to securities where the decline in value is determined to be temporary and the security's value is not written down, a subsequent decision may be made to sell that security and realize a loss. As mentioned above, we consider our intent and ability to hold a security until the value recovers in the process of evaluating whether a security with an unrealized loss represents an other than temporary decline. However, this factor, on its own, is not determinative as to whether we will recognize an impairment charge. We believe our ability to hold such securities is supported by our positive cash flow from operations where we can generate sufficient liquidity in order to meet our claims payment obligations arising from our underwriting operations without selling such investments. However, subsequent decisions to sell a security are made within the context of overall risk management, new information and the assessment of such security's value relative to comparable securities. While our external investment managers may, at a given point in time, believe the preferred course of action is to hold securities until such losses are recovered, the dynamic nature of portfolio management may result in a subsequent decision by us to sell the security and realize the loss, based upon a change in market and other factors discussed above. We believe these subsequent decisions are consistent with the classification of our investment portfolio as "available for sale."

        In March 2004, the EITF reached a consensus regarding EITF 03-1. The consensus provides guidance for evaluating whether an investment is other-than-temporarily impaired and was effective beginning with the 2004 third quarter. In October 2004, the FASB issued a final FASB Staff Position that delayed the effective date of the application guidance on impairment of securities that is included in paragraphs 10 through 20 of EITF 03-1. The annual disclosure requirements under paragraphs 21 through 22 of EITF 03-1 have not been deferred. We are currently awaiting updated guidance from the EITF in order to be able to evaluate the impact that EITF 03-1 may have on our consolidated financial statements. The delay in the effective date for the application guidance is not a suspension of currently existing accounting requirements for assessing other-than-temporary impairments for securities under SFAS No. 115 or other current accounting standards, including current guidance for cost-method and equity-method investments. See note 7, "Investment Information," of the notes accompanying our consolidated financial statements.

  Stock Issued to Employees

        We have adopted the provisions of APB Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees," and related interpretations in accounting for employee stock options because the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation," requires the use of option valuation models that we believe were not developed for use in valuing employee stock options. Accordingly, under APB No. 25, compensation expense for stock option grants is recognized only to the extent that the fair value of the underlying stock exceeds the exercise price of the option at the measurement date.

        For restricted shares granted, we record deferred compensation equal to the market value of the shares at the measurement date, which is amortized and primarily charged to income as non-cash compensation over the vesting period. These restricted shares are recorded as outstanding upon issuance (regardless of any vesting period). See "—Results of Operations" for a discussion of non-cash compensation. We repurchase shares, from time to time, from employees in order to facilitate the payment of withholding taxes on restricted shares granted.

        In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"). SFAS 123(R) replaces SFAS No. 123 and supersedes APB No. 25 and requires that the estimated expense resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123(R) eliminates the alternative to disclose, on a pro forma basis, the effects of the fair value based method. We are currently evaluating the impact of adopting SFAS 123(R) on the results of its operations. However, the impact of adopting SFAS No.123(R) will have no effect on our cash flows or shareholders' equity. See note 2(m), "Significant Accounting Policies—Stock Awards," and note 2(q), "Significant Accounting Policies—Recent Accounting Pronouncements," of the notes accompanying our consolidated financial statements.

  Reclassifications

        We have reclassified the presentation of certain prior year information to conform to the current presentation. Such reclassifications had no effect on our net income, shareholders' equity or cash flows.

  Recent Accounting Pronouncements

        See note 2(q), "Significant Accounting Policies—Recent Accounting Pronouncements," of the notes accompanying our consolidated financial statements.

Results of Operations

Comparison of Years Ended December 31, 2004 and 2003

        The following table sets forth net income and earnings per share data:

	Years Ended December 31,
	2004	2003
	(U.S. dollars in thousands except share data)
Income before extraordinary item.	$316,899	$279,775
Extraordinary gain	—	816

Net income	$316,899	$280,591

Diluted net income per share.	$4.37	$4.14

Diluted average shares outstanding	72,519,045	67,777,794

        Net income increased to $316.9 million for 2004, compared to $280.6 million for 2003. The increase in net income from 2003 to 2004 was primarily due to growth in investment income as a result of the increase in investable assets generated by cash flows from operations and financing activities. Underwriting profits in 2004 were slightly higher than in 2003 and reflect the significant level of losses incurred related to catastrophic activity in the 2004 third quarter, as discussed in "—Segment Information" below. Our net income for 2004 represented a 16.0% return on average equity, compared to 18.0% for 2003. For purposes of computing return on average equity, average equity has been calculated as the average of shareholders' equity outstanding at December 31, 2003 and 2004. Basic earnings per share data has not been presented or discussed herein as it does not include the significant number of preference shares outstanding in the periods.

        The increase in diluted average shares outstanding from 2003 to 2004 was primarily due to the partial weighting of 4,688,750 common shares issued in our March 2004 stock offering.

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

  Reinsurance Segment

        The following table sets forth our reinsurance segment's underwriting results:

	Years Ended December 31,
	2004	2003
	(U.S. dollars in thousands)
Gross premiums written	$1,657,520	$1,624,703
Net premiums written	1,588,048	1,566,819
Net premiums earned	$1,573,323	$1,329,673
Other underwriting-related fee income	601	5,621
Losses and loss adjustment expenses	(998,844)	(839,417)
Acquisition expenses, net	(408,692)	(314,193)
Other operating expenses	(46,058)	(33,739)

Underwriting income	$120,330	$147,945

Underwriting Ratios
Loss ratio	63.5%	63.1%
Acquisition expense ratio	26.0%	23.6%
Other operating expense ratio	2.9%	2.5%

Combined ratio	92.4%	89.2%

        Underwriting Income.    The reinsurance segment's underwriting income in 2004 was $120.3 million, compared to $147.9 million for 2003. The 2004 results reflect $125.4 million of estimated pre-tax net losses, after reinsurance, related to Hurricanes Charley, Frances, Ivan and Jeanne and Typhoon Songda. These losses more than offset the benefits from a higher level of net premiums earned in the 2004 period. Before the effects of reinsurance ceded, such estimated losses were $177.0 million. The 2003 results included a significantly lower level of catastrophic activity. The combined ratio for the reinsurance segment was 92.4% for 2004, compared to 89.2% for 2003. The components of the reinsurance segment's underwriting income are discussed below.

        Premiums Written.    Gross premiums written for our reinsurance segment were $1.66 billion for 2004, compared to $1.62 billion for 2003. The reinsurance segment is currently retaining substantially all of its reinsurance premiums written. Net premiums written for our reinsurance segment were $1.59 billion for 2004, compared to $1.57 billion for 2003. Increased writings in international and U.S. casualty were partially offset by the non-renewal in 2004 of two qualifying quota share treaties in the other specialty and property lines of business, which had contributed significantly to net premiums written in 2003. For 2004, 71.2% and 28.8% of net premiums written were generated from pro rata contracts and excess of loss treaties, compared to 73.3% and 26.7%, respectively, for 2003. Pro rata contracts are typically written at a lower loss ratio and higher expense ratio than excess of loss business. In certain cases, the reinsurance segment writes pro rata contracts where the underlying business consists of excess of loss treaties or insurance policies. Approximately 32.8% of amounts included in the pro rata contracts written are related to excess of loss treaties for 2004, compared to 31.7% for 2003. For information regarding net premiums written produced by type of business and geographic location, refer to note 3, "Segment Information," of the notes accompanying our consolidated financial statements.

        Net Premiums Earned.    Net premiums earned for our reinsurance segment increased to $1.57 billion for 2004, compared to $1.33 billion for 2003. The increase in net premiums earned in 2004 primarily reflects changes in net premiums written over the previous four quarters, including the mix and type of business written. For 2004, 73.3% and 26.7% of net premiums earned were generated from pro rata contracts and excess of loss treaties, respectively, compared to 69.4% and 30.6% for 2003.

        Other Underwriting-Related Fee Income.    Certain assumed reinsurance contracts are deemed, for financial reporting purposes, not to transfer insurance risk, and are accounted for using the deposit method of accounting. For those contracts that contain an element of underwriting risk, the estimated profit margin is deferred and amortized over the contract period. When the estimated profit margin is explicit, the margin is reflected as fee income. We recorded $0.6 million of fee income on such contracts for 2004, compared to $5.6 million in 2003.

        Losses and Loss Adjustment Expenses.    Reinsurance segment losses and loss adjustment expenses incurred for 2004 were $998.8 million, or 63.5% of net premiums earned, compared to $839.4 million, or 63.1%, for 2003. The loss ratio for 2004 reflects $123.4 million, or 7.8 points of the loss ratio, related to the catastrophic activity noted above, and losses of approximately $8.1 million, or 0.5 points of the loss ratio, from the Algerian natural gas plant explosion in January 2004. The loss ratio for 2004 benefited from net favorable development in prior year reserves of $46.5 million, or a 3.0 point reduction in the loss ratio, compared to $42.7 million of favorable development, or a 3.2 point reduction in the loss ratio, in 2003. The net favorable development in both periods was primarily due to short-tail lines, mainly property, and resulted from better than anticipated loss emergence. In addition, primarily as a result of the commutation of certain treaties, the 2004 results included estimated favorable development in the reinsurance segment's non-traditional business of approximately $31.5 million, or a 2.0 point reduction in the loss ratio. Such amount was partially offset by an increase in acquisition expenses of $21.7 million, or a 1.4 point increase in the acquisition expense ratio.

        In addition, in its reserving process in 2002 and 2003, the reinsurance segment recognized that there is a possibility that the assumptions made could prove to be inaccurate due to several factors primarily related to the start up nature of its operations. Due to the availability of additional data, and based on reserve analyses, it was determined that it was no longer necessary to continue to include such factors in the reserving process in 2004. Following a reserve review in the 2004 fourth quarter, and based on the level of claims activity reported to date, the reinsurance segment reduced the amount it had recorded in 2002 and 2003 by $7.3 million. The combined effect of the foregoing two items resulted in a decline of 2.9 points in the 2004 ratio from the comparable 2003 ratio. The remainder of the change in the loss ratio for 2004, compared to 2003, resulted from changes in the mix of business earned.

        For a discussion of the reserves for losses and loss adjustment expenses, please refer to the section above entitled "—Critical Accounting Policies, Estimates and Recent Accounting Pronouncements—Reserves for Losses and Loss Adjustment Expenses."

        Underwriting Expenses.    The acquisition expense ratio for 2004 was 26.0%, compared to 23.6% in 2003. The increase in the acquisition ratio from 2003 to 2004 was primarily due to additional profit commissions recorded in the reinsurance segment's non-traditional business discussed above along with an increased contribution to net premiums earned from pro rata business in 2004. The other operating expense ratio was 2.9% for 2004, compared to 2.5% for 2003. The increase in the 2004 operating expense ratio compared to 2003 reflects additional expenses incurred in 2004 due, in part, to the continued development of the reinsurance segment's operating platform, as well as expenses incurred related to compliance with the Sarbanes-Oxley Act of 2002.

  Insurance Segment

        The following table sets forth our insurance segment's underwriting results:

	Years Ended December 31,
	2004	2003
	(U.S. dollars in thousands)
Gross premiums written	$2,146,188	$1,766,987
Net premiums written	1,391,984	1,171,596
Net premiums earned	$1,342,559	$882,926
Policy-related fee income	15,323	14,028
Other underwriting-related fee income	3,274	1,733
Losses and loss adjustment expenses	(877,761)	(574,134)
Acquisition expenses, net	(155,225)	(109,815)
Other operating expenses	(212,631)	(133,968)

Underwriting income	$115,539	$80,770

Underwriting Ratios
Loss ratio	65.4%	65.0%
Acquisition expense ratio (1)	10.4%	10.8%
Other operating expense ratio	15.8%	15.2%

Combined ratio	91.6%	91.0%

(1)
The acquisition expense ratio is adjusted to include policy-related fee income.

        Underwriting Income (Loss).    The insurance segment's underwriting income was $115.5 million for 2004, compared to $80.8 million for 2003. The increase in underwriting profitability in 2004 was primarily due to a significantly higher level of net premiums earned, which was partially offset by $41.8 million of estimated pre-tax net losses, after reinsurance, related to Hurricanes Charley, Frances, Ivan and Jeanne. Before reinsurance, such losses were estimated at $88.9 million. The 2003 results reflected a significantly lower level of catastrophic activity. The insurance segment's combined ratio was 91.6% for 2004, compared to 91.0% for 2003. The components of the insurance segment's underwriting income or loss are discussed below.

        Premiums Written.    Gross premiums written for our insurance segment were $2.15 billion for 2004, compared to $1.77 billion for 2003. For purposes of limiting our risk of loss, our insurance segment reinsures a portion of its exposures, paying to reinsurers a part of the premiums received on the policies it writes. For 2004, ceded premiums written represented approximately 35.1% of gross premiums written, compared to 33.7% for 2003. The higher ceded percentage for 2004 compared to 2003 primarily resulted from increases in business ceded in the insurance segment's property, construction and surety and professional liability lines.

        Net premiums written for our insurance segment increased to $1.39 billion for 2004, compared to $1.17 billion for 2003. Gross and net premiums written for 2004 were higher in the insurance segment's specialty lines of business than in 2003 primarily as a result of an increase in the number of policies written, which was partially offset by a decrease in program business during 2004. The reduction in program business occurred primarily as a result of the non-renewal of certain programs in 2004 and the cession of 30% of certain program business with effective dates subsequent to March 31, 2004, which reduced 2004 net premiums written by approximately $20.7 million. For information regarding net premiums written produced by major type of business and geographic location, refer to note 3, "Segment Information," of the notes accompanying our consolidated financial statements.

        Net Premiums Earned.    Net premiums earned for our insurance segment were $1.34 billion for 2004, compared to $882.9 million for 2003. The increase in net premiums earned in 2004 primarily reflects changes in net premiums written over the previous four quarters, including the mix and type of business written.

        Policy-Related Fee Income.    Policy-related fee income for our insurance segment was $15.3 million for 2004, compared to $14.0 million for 2003. Such amounts were primarily earned on our non-standard automobile business and our alternative markets business. In December 2004, we completed the sale of our non-standard automobile insurance operations. As a result, we expect that policy-related fee income in future periods will be dependent on the insurance segment's alternative markets and other lines of business and is likely to be substantially lower than in 2004.

        Other Underwriting-Related Fee Income.    Other underwriting-related fee income for our insurance segment primarily relates to a reinsurance agreement entered into during the 2003 fourth quarter pursuant to which we assumed certain surety contracts that were in-force in October 2003. Since the reinsurance agreement provides coverage for losses both prior and subsequent to such date, the retroactive and prospective elements of the contract were accounted for separately. We accounted for the retroactive element pursuant to the accounting guidance under SFAS No. 113, which prescribes that underwriting income generated in connection with retroactive contracts be deferred and amortized into income over the settlement period of the associated claims. Of the total estimated gain of $4.6 million, the insurance segment recorded other underwriting-related fee income of $2.8 million and $1.7 million in 2004 and 2003, respectively, and the balance will be recognized in 2005.

        Losses and Loss Adjustment Expenses.    Insurance segment losses and loss adjustment expenses incurred for 2004 were $877.8 million, or 65.4% of net premiums earned, compared to $574.1 million, or 65.0%, for 2003. The loss ratio for 2004 reflects $41.8 million, or 3.1 points of the loss ratio, related to the catastrophic activity noted above. In addition, the 2004 period included net favorable development in prior year reserves of $13.4 million, or a 1.0 point reduction in the loss ratio, compared to net adverse development in prior year reserves of $1.7 million in 2003, or a 0.2 point increase in the loss ratio. The net favorable development in 2004 was primarily due to short-tail lines, mainly property, and resulted from better than anticipated loss emergence. Such amounts were partially offset by $8.8 million of estimated adverse development in program business during 2004. The remainder of the change in the loss ratio for 2004, compared to 2003, resulted from changes in the mix of business earned.

        For a discussion of the reserves for losses and loss adjustment expenses, please refer to the section above entitled "—Critical Accounting Policies, Estimates and Recent Accounting Pronouncements—Reserves for Losses and Loss Adjustment Expenses."

        Underwriting Expenses.    The acquisition expense ratio for our insurance segment is calculated net of policy-related fee income and is affected by, among other things, (1) the amount of ceding commissions received from unaffiliated reinsurers and (2) the amount of business written on a surplus lines (non-admitted) basis. The acquisition expense ratio was 10.4% for 2004 (net of 1.1 points of policy-related fee income), compared to 10.8% for 2003 (net of 1.6 points). The other operating expense ratio for 2004 was 15.8%, compared to 15.2% for 2003. The increase in the 2004 operating expense ratio compared to 2003 reflects additional expenses incurred in 2004 due, in part, to the continued development of the insurance segment's operating platform, as well as expenses incurred related to compliance with the Sarbanes-Oxley Act of 2002.

  Net Investment Income

        Net investment income was $143.7 million for 2004, compared to $81.0 million for 2003. The increase in net investment income was primarily due to the significant increase in our invested assets mainly resulting from cash flow from operations. Our pre-tax and after-tax investment income yields (net of investment expenses) for 2004 were 3.0% and 2.9%, respectively, compared to 2.9% and 2.6% for 2003. These yields were calculated based on the amortized cost of the portfolio. Yields on future investment income may vary based on financial market conditions, investment allocation decisions and other factors. The average effective duration of our fixed maturities and short-term investments was increased to 3.7 years at December 31, 2004 from 2.0 years at December 31, 2003, while the average yield to maturity (book yield) increased to 3.5% from 2.5%.

  Net Realized Gains

        Following is a summary of net realized gains:

	Years Ended December 31,
	2004	2003
	(U.S. dollars in thousands)
Fixed maturities	$22,007	$22,488
Privately held securities	4,980	692
Other	3,250	2,137

Net realized gains	30,237	25,317
Income tax expense	(2,623)	(2,245)

Net realized gains, net of tax	$27,614	$23,072

        Currently, our portfolio is actively managed on a total return basis within certain guidelines. The effect of financial market movements will influence the recognition of net realized gains and losses as the portfolio is adjusted and rebalanced. The net realized gains of $22.0 million and $22.5 million for 2004 and 2003, respectively, on our fixed income portfolio resulted from the sale of certain securities to reduce credit exposure, and from sales related to rebalancing the portfolio. Included in "Other" for 2004 is a $1.4 million gain recorded in connection with a forward swap hedge, a derivative investment, and a $1.9 million gain to reflect the change in fair value of embedded derivatives contained in certain reinsurance contracts which are on a funds withheld basis. For 2003, amounts included in "Other" in the table above included a realized gain of $1.9 million on proceeds received from a class action lawsuit related to a publicly traded equity security which we previously owned and for which we had recorded a significant realized loss in a prior year.

        Our investment portfolio is classified as "available for sale." During 2004 and 2003, we realized gross losses from the sale of fixed maturities of $12.4 million and $5.0 million, respectively. With respect to those securities that were sold at a loss, the following is an analysis of the gross realized losses based on the period of time those securities had been in an unrealized loss position:

	Years Ended December 31,
	2004	2003
	(U.S. dollars in thousands)
Less than 6 months	$11,132	$3,888
At least 6 months but less than 12 months	1,232	558
Over 12 months	—	595

Total	$12,364	$5,041

        The fair values of such securities sold at a loss during 2004 and 2003 were $1.49 billion and $779.5 million, respectively. We did not record any other than temporary impairments on securities that were purchased and subsequently sold at a loss during 2004 or 2003. For a discussion of our accounting for investments, please refer to the section above entitled "—Critical Accounting Policies, Estimates and Recent Accounting Pronouncements—Investments."

  Other

        Other fee income, net of related expenses, represents revenues and expenses provided by our non-underwriting operations (primarily Hales, our merchant banking operations). During the 2004 second quarter, we entered into negotiations to sell Hales and, in October 2004, the sale of Hales was completed. Included in other income (loss) in 2004 is a charge of $4.5 million resulting from a write-down of the carrying value of Hales and a realized loss of approximately $94,000 on the sale of Hales. In December 2004, we sold American Independent Insurance Holding Company, Inc. ("American Independent"), The Personal Service Insurance Co. ("PSIC") and affiliated entities, which conducted our non-standard automobile insurance operations. Included in other income (loss) for 2004 is a loss of approximately $1.9 million on the sale of such operations. During specified periods, our reinsurance group will continue to provide reinsurance support to American Independent and PSIC. See note 8, "Acquisition and Sale of Subsidiaries," of the notes accompanying our consolidated financial statements. Other income (loss) also includes income generated by our investments in privately held securities, accounted for under the equity method of accounting, which amounted to $1.2 million for 2004, compared to $3.0 million for 2003. In July 2004, we sold our one remaining privately held security for which we used the equity method of accounting.

        Other expenses primarily represent certain holding company costs necessary to support our worldwide insurance and reinsurance operations and costs associated with operating as a publicly traded company. Other expenses for 2003 include $3.1 million of costs related to the resolution of an adjustment basket pursuant to the subscription agreement entered into in connection with the November 2001 capital infusion. See note 10, "Transactions with Related Parties," of the notes accompanying our consolidated financial statements.

  Interest Expense

        Interest expense was $18.0 million for 2004, compared to $1.4 million for 2003. The increase in interest expense in 2004 is primarily due to the issuance by ACGL of $300 million in 7.35% senior notes in May 2004.

  Net Foreign Exchange Gains or Losses

        Net foreign exchange losses reflected in the statement of income for 2004 of $17.4 million consisted of net unrealized losses of $16.3 million and net realized losses of $1.1 million, compared to net foreign exchange gains for 2003 of $1.0 million which consisted of net unrealized losses of $2.2 million and net realized gains of $3.2 million. Foreign exchange gains and losses vary with fluctuations in currency rates and result from the remeasurement of foreign denominated monetary assets and liabilities. These gains and losses could add significant volatility to our net income in future periods. We hold investments in Euros and British Pounds Sterling, which are intended to mitigate its exposure to foreign currency fluctuations in its net insurance liabilities. Such investments appreciated, due to changes in foreign currency rates, during 2004 by $15.4 million. However, such gains are reflected as a direct increase to shareholders' equity and are not included in the statement of income.

  Non-Cash Compensation

  Restricted Stock

        Non-cash compensation expense was $9.1 million for 2004, compared to $14.7 million for 2003. These amounts primarily relate to our capital raising activities during 2001 and the new underwriting initiative commenced in 2001. In addition, other non-cash compensation expenses that primarily relate to incentive compensation have been included in other operating expenses. We have adopted the provisions of APB No. 25 and related interpretations in accounting for its restricted share awards. We record deferred compensation equal to the market value of the restricted share awards at the measurement date, which is amortized and charged to income over the vesting period. We attribute non-cash compensation expense for restricted shares pursuant to the accelerated amortization methodology as prescribed under FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans—an interpretation of APB Opinions No. 15 and 25," for the awards with ratable vesting.

  Stock Options

        As discussed above under the caption "—Critical Accounting Policies, Estimates and Recent Accounting Pronouncements—Stock Issued to Employees," we have elected to continue to account for stock-based compensation in accordance with APB No. 25 and have provided the required additional pro forma disclosures. Such pro forma information has been determined as if we had accounted for our employee stock options under the fair value method of SFAS No. 123. The fair value of employee stock options has been estimated at the date of grant using the Black-Scholes option valuation model. See note 2(m), "Significant Accounting Policies—Stock Awards," of the notes accompanying our consolidated financial statements.

        For purposes of the required pro forma information, the estimated fair value of employee stock options is amortized to expense over the options' vesting period. The weighted average fair value of options granted during 2004 and 2003 were $9.7 million and $2.8 million, respectively.

        Had we accounted for our employee stock options under the fair value method, our net income and earnings per share would have been adjusted to the pro forma amounts indicated below; however, the expensing of stock options would have had no impact on our shareholders' equity.

	Years Ended December 31,
	2004	2003
	(U.S. dollars in thousands, except per share data)
Net income, as reported	$316,899	$280,591
Total stock-based employee compensation expense under fair value method, net of tax	(4,450)	(6,319)

Pro forma net income	$312,449	$274,272

Earnings per share—diluted:
As reported	$4.37	$4.14
Pro forma	$4.30	$4.05

        The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models, such as the Black-Scholes model, require the input of highly subjective assumptions, including expected stock price volatility. As our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, we believe that the existing option valuation models, such as the Black-Scholes model, may not necessarily provide a reliable single measure of the fair value of employee stock options. The effects of applying SFAS No. 123 as shown in the pro forma disclosures may not be representative of the effects on reported net income for future years. See note 2(q), "Significant Accounting Policies—Recent Accounting Pronouncements," of the notes accompanying our consolidated financial statements.

  Extraordinary Gain

        In 2002, we acquired PSIC, a non-standard automobile insurer, and recorded an extraordinary gain of $3.9 million, which represented the excess of the fair value of acquired net assets of $6.4 million over the purchase price of $2.5 million. The indicated $6.4 million fair value of acquired net assets reflected the reduction of the carrying value of certain applicable assets to zero. In addition, we recorded an extraordinary gain of $0.8 million in 2003 representing an adjustment to the fair value of PSIC due to the recognition of deferred tax assets as part of the acquisition. PSIC was included in our insurance segment prior to the sale of such operations during the 2004 fourth quarter, as described above under "—Other."

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

        Our European subsidiaries, Arch-Europe and Arch Capital UK Ltd., are companies incorporated in the U.K. and are therefore resident in the U.K. for U.K. corporation tax purposes and will be subject to U.K. corporate tax in their respective worldwide profits. The current rate of U.K. corporation tax is generally 30% on profits. Currently, U.K. withholding tax applies to dividends that Arch-Europe may pay.

        The income tax provision on income before extraordinary items resulted in an effective tax rate of 7.6% for 2004, compared to 9.0% for 2003, excluding the effect of a reduction in our valuation allowance of $0.8 million. Our effective tax rate fluctuates from year to year consistent with the relative mix of income reported by jurisdiction due primarily to the varying tax rates in each jurisdiction. We currently estimate that our comparable income tax provision in 2005 will result in an effective tax rate of approximately 7% to 10%, although no assurances can be given to that effect. See note 9, "Income Taxes," of the notes accompanying our consolidated financial statements for a reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average statutory tax rate for 2004, 2003 and 2002.

        At December 31, 2004 and 2003, we had a valuation allowance of $1.4 million against a deferred tax asset in one of our subsidiaries that currently does not have a business plan to produce significant future taxable income. See note 9, "Income Taxes," of the notes accompanying our consolidated financial statements.

        We have net operating loss carryforwards in our U.S. operating subsidiaries and Arch-Europe totaling $29.2 million at December 31, 2004. Such net operating losses are currently available to offset future taxable income of the subsidiaries. Under applicable law, the U.S. net operating loss carryforwards expire between 2012 and 2020, and the net operating loss carryforward of Arch-Europe will not expire. Full utilization of our net operating losses would reduce future taxes payable by $10.1 million. In addition, we have an alternative minimum tax credit carryforward in the amount of $1.0 million, which can be carried forward without expiration. On November 20, 2001, we underwent an ownership change for U.S. federal income tax purposes as a result of the capital raised at that time. As a result of this ownership change, limitations are imposed upon the utilization by our U.S. operating subsidiaries of existing net operating losses and the alternative minimum tax credit carryforward. See note 9, "Income Taxes," of the notes accompanying our consolidated financial statements.

Comparison of Years Ended December 31, 2003 and 2002

        The following table sets forth net income and earnings per share data:

	Years Ended December 31,
	2003	2002
	(U.S. dollars in thousands except share data)
Income before extraordinary item.	$279,775	$55,096
Extraordinary gain	816	3,886

Net income	$280,591	$58,982

Diluted net income per share.	$4.14	$0.99

Diluted average shares outstanding	67,777,794	59,662,178

        Net income increased to $280.6 million for 2003, compared to $59.0 million for 2002. The increase in net income was primarily due to a significant increase in the underwriting results of both our reinsurance and insurance operations, as discussed in "—Segment Information" below. In addition, net income increased due to growth in our investment income as a result of the investment of cash flows from 2002 and 2003. Our net income for 2003 represented an 18.0% return on average equity, compared to a 4.9% return on average equity for 2002. Basic earnings per share data has not been presented herein as it does not include the significant number of preference shares outstanding in 2003 and 2002.

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
	(U.S. dollars in thousands)
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

        Underwriting Income.    The reinsurance segment's underwriting income increased to $147.9 million for 2003, compared to $61.0 million for 2002. The increase in underwriting income in 2003 was primarily due to a significantly higher level of net premiums earned. The combined ratio for the reinsurance segment was 89.2% for 2003, compared to 87.8% for 2002. The components of the reinsurance segment's underwriting income are discussed below.

        Premiums Written.    Gross premiums written for our reinsurance segment were $1.62 billion for 2003, compared to $908.7 million for 2002. Net premiums written for our reinsurance segment were $1.57 billion for 2003, compared to $882.7 million for 2002. Over half of the increase in net premiums written was attributable to casualty business. For 2003, 73.3% and 26.7% of net premiums written were generated from pro rata contracts and excess of loss treaties, respectively, compared to 59.0% and 41.0% for 2002.

        Net Premiums Earned.    Net premiums earned for our reinsurance segment increased to $1.33 billion for 2003, compared to $501.0 million for 2002. Approximately 47% of the increase in net premiums earned was attributable to casualty business. For 2003, 69.4% and 30.6% of net premiums earned were generated from pro rata contracts and excess of loss treaties, respectively, compared to 45.8% and 54.2% for 2002.

        Losses and Loss Adjustment Expenses.    Reinsurance segment losses and loss adjustment expenses incurred for 2003 were $839.4 million, or 63.1% of net premiums earned, compared to $315.8 million, or 63.0%, for 2002. The loss ratio for 2003 benefited from net favorable development on losses originally recorded during 2002 of $42.7 million, which resulted in a 3.2 point reduction in the loss ratio. This development primarily resulted from the fact that both the frequency and the severity of reported losses were lower than the assumed pattern of losses established for property and other short-tail business at December 31, 2002, which, in turn, led to a decrease in our expected loss ratio during 2003.

        Underwriting Expenses.    The acquisition expense ratio for 2003 was 23.6%, compared to 21.0% for 2002, and the other operating expense ratio for 2003 was 2.5%, compared to 3.8% for 2002. Movements in the acquisition expense ratio reflect changes in the percentage of net premiums earned from pro rata contracts along with the mix of business. While aggregate operating expenses were higher for 2003 compared to 2002, the operating expense ratio decreased primarily due to the growth in net premiums earned in the 2003 period.

  Insurance Segment

        The following table sets forth our insurance segment's underwriting results:

	Year Ended December 31,
	2003	2002
	(U.S. dollars in thousands)
Gross premiums written	$1,766,987	$664,559
Net premiums written	1,171,596	378,927
Net premiums earned	$882,926	$153,996
Policy-related fee income	14,028	9,418
Other underwriting-related fee income	1,733	—
Losses and loss adjustment expenses	(574,134)	(108,772)
Acquisition expenses, net	(109,815)	(13,570)
Other operating expenses	(133,968)	(42,827)

Underwriting income (loss)	$80,770	($1,755)

Underwriting Ratios
Loss ratio	65.0%	70.6%
Acquisition expense ratio (1)	10.8%	2.7%
Other operating expense ratio	15.2%	27.8%

Combined ratio	91.0%	101.1%

(1)
The acquisition expense ratio is adjusted to include policy-related fee income.

        Underwriting Income (Loss).    The insurance segment's underwriting income was $80.8 million for 2003, compared to an underwriting loss of $1.8 million for 2002. The increase in underwriting profitability in 2003 was primarily due to a significantly higher level of net premiums earned. In addition, the insurance segment's combined ratio improved to 91.0% for 2003, compared to 101.1% for 2002. The components of the insurance segment's underwriting income or loss are discussed below.

        Premiums Written.    Gross premiums written for our insurance segment increased to $1.77 billion for 2003, compared to $664.6 million for 2002. During 2002, the insurance segment established new underwriting units in various specialty lines and began writing business in these new areas of focus primarily during the last six months of the year. The insurance segment also added a number of new accounts in its program business during 2002. In addition to new business written in 2003, premiums written also included the renewal of certain accounts initially written in 2002. Accordingly, premiums written by the insurance segment during 2003 were significantly higher than in 2002.

        Net premiums written for our insurance segment increased to $1.17 billion for 2003, compared to $378.9 million for 2002. Contributing to this increase was a $256.7 million increase in program business, a $160.4 million increase in casualty business and a $112.3 million increase in construction and surety business. In addition, the insurance segment also significantly reduced the percentage of business ceded to unaffiliated reinsurers in its program business during 2002 contributing to the growth in net premiums written.

        Net Premiums Earned.    Net premiums earned for our insurance segment increased to $882.9 million for 2003, compared to $154.0 million for 2002. This increase was due to substantial growth in net premiums written discussed above, along with increased retentions on our program business.

        Policy-Related Fee Income.    Policy-related fee income for our insurance segment was $14.0 million for 2003, compared to $9.4 million for 2002. Such amounts were earned primarily on our non-standard automobile business.

        Losses and Loss Adjustment Expenses.    Insurance segment losses and loss adjustment expenses incurred for 2003 were $574.1 million, or 65.0% of net premiums earned, compared to $108.8 million, or 70.6%, for 2002. The loss ratio for 2003 was lower than in 2002 due to the mix of business in each period and a higher level of adverse development in prior year reserves in the 2002 period. The 2002 period included a larger percentage of non-specialty business which was recorded at higher loss ratios than in the 2003 period. In addition, the loss ratio for 2003 included net adverse development on losses originally recorded in prior years of $1.7 million, which generated a 0.2 point increase in the loss ratio, compared to net adverse development of $4.0 million, or a 2.6 point increase in the loss ratio, for 2002.

        Underwriting Expenses.    The acquisition expense ratio was 10.8% for 2003 (net of 1.6 points of policy-related fee income), compared to 2.7% for 2002 (net of 6.1 points of policy-related fee income). The increase in the acquisition expense ratio primarily resulted from the increased contribution of business from our insurance segment's new areas of focus in the 2003 period.

        The other operating expense ratio for 2003 was 15.2%, compared to 27.8% for 2002. While aggregate operating expenses were higher for 2003 compared to 2002 in connection with the growth in gross premiums written, the operating expense ratio decreased primarily due to the growth in net premiums earned in the 2003 period.

  Net Investment Income

        Net investment income was $81.0 million for 2003, compared to $51.2 million for 2002. The increase in net investment income for 2003 was due to the significant increase in our invested assets primarily resulting from cash flow from operations in 2003 and 2002, which totaled $2.28 billion. The increase in invested assets more than offset the effect of lower yields available in the financial markets in 2003 compared to 2002.

  Net Realized Gains or Losses

        Following is a summary of net realized gains (losses):

	Years Ended December 31,
	2003	2002
	(U.S. dollars in thousands)
Fixed maturities	$22,488	($6,350)
Publicly traded equity securities	—	(269)
Privately held securities	692	5,780
Other	2,137	—

Net realized gains (losses)	25,317	(839)
Income tax expense	(2,245)	(1,779)

Net realized gains (losses), net of tax	$23,072	($2,618)

        The net realized gains of $22.5 million for 2003 and net realized losses of $6.4 million for 2002 on our fixed income portfolio resulted from the sale of certain securities to reduce credit exposure, and from sales related to rebalancing the portfolio. Included in "Other" in the table above are net realized gains of $2.1 million for 2003. Such amount included a realized gain of $1.9 million on proceeds received from a class action lawsuit related to a publicly traded equity security which we previously owned and for which we had recorded a significant realized loss in a prior year.

        Our investment portfolio is classified as "available for sale." During 2003 and 2002, we realized gross losses from the sale of fixed maturities of $5.0 million and $10.0 million, respectively. With respect to those securities that were sold at a loss, the following is an analysis of the gross realized losses based on the period of time those securities had been in an unrealized loss position:

	Years Ended December 31,
	2003	2002
	(U.S. dollars in thousands)
Less than 6 months	$3,888	$9,349
At least 6 months but less than 12 months	558	658
Over 12 months	595	—

Total	$5,041	$10,007

        The fair values of such securities sold at a loss during 2003 and 2002 were $779.5 million and $235.1 million, respectively. We did not record any other than temporary impairments on securities that were purchased and subsequently sold at a loss during 2003 or 2002.

  Other

        Other fee income, net of related expenses, represents revenues and expenses provided by our non-underwriting operations. Other income is generated by our investments in privately held securities. At December 31, 2003, we held five investments in privately held securities. Three of such investments were accounted for under the equity method of accounting, under which we recorded $3.0 million for 2003, compared to $2.2 million for 2002.

        Other expenses for 2003 included approximately $3.1 million of costs related to the resolution of an adjustment basket pursuant to the subscription agreement entered into in connection with the

November 2001 capital infusion. See note 10, "Transactions with Related Parties," of the notes accompanying our consolidated financial statements.

  Net Foreign Exchange Gains or Losses

        Net foreign exchange gains for 2003 of $1.0 million consisted of net unrealized losses of $2.2 million and net realized gains of $3.2 million. Net foreign exchange gains for 2002 of $2.4 million consisted of net unrealized losses of $36,000 and net realized gains of $2.5 million.

  Non-Cash Compensation

  Restricted Stock

        Non-cash compensation expense was $14.7 million for 2003, compared to $49.5 million for 2002. During 2003, 2002 and 2001, we made certain grants (primarily of restricted common shares) to employees and to Robert Clements, chairman of our board of directors, under our stock incentive plans and other arrangements. These grants were made primarily in connection with our underwriting initiative. Non-cash compensation expense in 2002 included $39.5 million related to certain restricted common shares for which the vesting terms had been accelerated, as discussed below.

        During 2002, our board of directors accelerated the vesting terms of certain restricted common shares granted to Mr. Clements, which had been issued in connection with the November 2001 capital infusion, and Mr. Clements agreed to repay the outstanding $13.5 million loan previously made to him by us. Mr. Clements was granted 1,689,629 restricted common shares which were initially scheduled to vest in five equal annual amounts commencing on October 23, 2002. The vesting period and the amounts were changed as follows: 60% of the shares vested on October 23, 2002, 20% of the shares vested on October 23, 2003 and 20% vested on October 23, 2004.

        The $13.5 million loan made by us to Mr. Clements was used by him to pay income and self employment taxes. Under his retention agreement, Mr. Clements received additional compensation in cash in an amount sufficient to defray the loan's interest costs. In order to facilitate the repayment of the loan, we agreed to repurchase an amount of Mr. Clements' shares equal to the principal balance of the loan, less any cash payment made by Mr. Clements, for a price per share based on the market price for the common shares as reported on the NASDAQ National Market on the date of sale. In addition, we agreed to make gross-up payments to Mr. Clements in the event of certain tax liabilities in connection with the repurchase. Pursuant to such arrangements, we repurchased 411,744 common shares from Mr. Clements for an aggregate purchase price of $11.5 million. Mr. Clements used all of such sale proceeds and $2.0 million in cash to repay the entire loan balance on November 12, 2002. Following such share repurchase, our book value per diluted share decreased by approximately $0.04 per share. During the loan period, compensation to Mr. Clements under his retention agreement included payments of $0.6 million from us, of which $0.4 million was used by him to pay interest on the loan and the balance was used to pay his related income tax liabilities.

  Stock Options

        For purposes of the required pro forma information, the estimated fair value of employee stock options is amortized to expense over the options' vesting period. The weighted average fair value of options granted during 2003 and 2002 was $2.8 million and $13.4 million, respectively.

        Had we accounted for our employee stock options under the fair value method, our net income per share would have been adjusted to the pro forma amounts indicated below; however, the expensing of stock options would have had no impact on our shareholders' equity.

	Years Ended December 31,
	2003	2002
	(U.S. dollars in thousands, except per share data)
Net income, as reported	$280,591	$58,982
Total stock-based employee compensation expense under fair value method, net of tax	(6,319)	(13,451)

Pro forma net income	$274,272	$45,531

Earnings per share—diluted:
As reported	$4.14	$0.99
Pro forma	$4.05	$0.76

  Extraordinary Gain

        In 2002, we acquired PSIC, a non-standard automobile insurer, and recorded an extraordinary gain of $3.9 million, which represented the excess of the fair value of acquired net assets of $6.4 million over the purchase price of $2.5 million. The indicated $6.4 million fair value of acquired net assets reflected the reduction of the carrying value of certain applicable assets to zero.

  Income Taxes

        The 2003 and 2002 income tax provisions resulted in effective tax rates of 9.0% and 12.5%, respectively, on income before extraordinary items excluding the effect of reductions in our valuation allowance in the amount of $0.8 million and $7.4 million, respectively. See note 9, "Income Taxes," of the notes accompanying our consolidated financial statements for a reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average statutory tax rate for 2003 and 2002.

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

        Pursuant to a shareholders agreement that we entered into in connection with the November 2001 capital infusion, we have agreed not to declare any dividend or make any other distribution on our common shares, and not to repurchase any common shares, until we have repurchased from funds affiliated with Warburg Pincus LLC ("Warburg Pincus funds") and funds affiliated with Hellman & Friedman LLC ("Hellman & Friedman funds"), pro rata, on the basis of the amount of each of these shareholders' investment in us at the time of such repurchase, preference shares having an aggregate value of $250 million, at a per share price acceptable to these shareholders.

        On a consolidated basis, our aggregate invested assets, including cash and short-term investments, totaled $5.81 billion at December 31, 2004, compared to $3.72 billion at December 31, 2003. At December 31, 2004, our fixed income portfolio, which includes fixed maturity securities and short-term investments, had an average Standard & Poor's quality rating of "AA+" and an average effective duration of 3.7 years. ACGL's readily available cash, short-term investments and marketable securities, excluding amounts held by our regulated insurance and reinsurance subsidiaries, totaled $6.1 million at December 31, 2004, compared to $10.6 million at December 31, 2003.

        The ability of our regulated insurance and reinsurance subsidiaries to pay dividends or make distributions or other payments to us is dependent on their ability to meet applicable regulatory standards. Under Bermuda law, Arch Reinsurance Ltd. ("Arch Re Bermuda") is required to maintain a minimum solvency margin (i.e., the amount by which the value of its general business assets must exceed its general business liabilities) equal to the greatest of (1) $100 million, (2) 50% of net premiums written (being gross premiums written by us less any premiums ceded by us, but we may not deduct more than 25% of gross premiums when computing net premiums written) and (3) 15% of loss and other insurance reserves. Arch Re Bermuda is prohibited from declaring or paying any dividends during any financial year if it is not in compliance with its minimum solvency margin. In addition, Arch Re Bermuda is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year's statutory balance sheet) unless it files, at least seven days before payment of such dividends, with the Bermuda Monetary Authority an affidavit stating that it will continue to meet the required margins. In addition, Arch Re Bermuda is prohibited, without prior approval of the Bermuda Monetary Authority, from reducing by 15% or more its total statutory capital, as set out in its previous year's statutory financial statements. At December 31, 2004, as determined under Bermuda law, Arch Re Bermuda had statutory capital of $1.57 billion and statutory capital and surplus of $1.94 billion. Such amounts include ownership interests in U.S. insurance and reinsurance subsidiaries. Accordingly, approximately $235 million is available for dividends or distributions during 2005 without prior approval under Bermuda law, as discussed above. Our U.S. insurance and reinsurance subsidiaries can pay $29.8 million in dividends or distributions to Arch Re Bermuda during 2005 without prior regulatory approval, but such dividends or distributions may be subject to applicable withholding or other taxes. In addition, the ability of our insurance and reinsurance subsidiaries to pay dividends is also constrained by our dependence on financial strength ratings from independent rating agencies. Our ratings from these agencies depend to a large extent on the capitalization levels of our insurance and reinsurance subsidiaries. In October 2004, Arch Re Bermuda paid a dividend of $11.0 million to ACGL. On November 1, 2004, ACGL paid its semi-annual interest payment on the senior notes of $10.8 million.

        Our insurance and reinsurance subsidiaries are required to maintain assets on deposit with various regulatory authorities to support their operations. The assets on deposit are available to settle insurance and reinsurance liabilities to third parties. Our insurance and reinsurance subsidiaries also have investments in segregated portfolios primarily to provide collateral or guarantees for letters of credit to third parties. At December 31, 2004 and 2003, such amounts approximated $623.7 million and $289.7 million, respectively. In addition, Arch Re Bermuda maintains assets in trust accounts to support insurance and reinsurance transactions with affiliated U.S. companies. At December 31, 2004 and 2003, such amounts approximated $2.25 billion and $1.12 billion, respectively.

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

        As part of our investment strategy, we seek to establish a level of cash and highly liquid short-term and intermediate-term securities which, combined with expected cash flow, is believed by us to be adequate to meet our foreseeable payment obligations. However, due to the nature of our operations, cash flows are affected by claim payments that may comprise large payments on a limited number of claims and which can fluctuate from year to year. For 2005, we have currently estimated that claim payments will be approximately $775 million. We believe that our liquid investments and cash flow will provide us with sufficient liquidity in order to meet our claim payment obligations. However, the timing and amounts of actual claim payments related to recorded reserves vary based on many factors including large individual losses, changes in the legal environment, as well as general market conditions. The ultimate amount of the claim payments could differ materially from our estimated amounts. Certain lines of business written by us, such as excess casualty, have loss experience characterized as low frequency and high severity. The foregoing may result in significant variability in loss payment patterns. The impact of this variability can be exacerbated by the fact that the timing of the receipt of reinsurance recoverables owed to us may be slower than anticipated by us. Therefore, the irregular timing of claim payments can create significant variations in cash flows from operations between periods and may require us to utilize other sources of liquidity to make these payments, which may include the sale of investments or utilization of existing or new credit facilities or capital market transactions. If the source of liquidity is the sale of investments, we may be forced to sell such investments at a loss, which may be material.

        Consolidated cash provided by operating activities was $1.79 billion for 2004, compared to $1.61 billion for 2003 and $669.1 million for 2002. Cash flow from operating activities are provided by premiums collected, fee income, investment income and collected reinsurance recoverables, offset by losses and loss adjustment expense payments, reinsurance premiums paid, operating costs and current taxes paid. The increase in cash flow was primarily due to the growth in premium volume and a low level of claim payments due, in part, to the limited history of our insurance and reinsurance operations.

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

        We monitor our capital adequacy on a regular basis and will seek to adjust our capital base (up or down) according to the needs of our business. The future capital requirements of our business will depend on many factors, including our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover losses. Our ability to underwrite is largely dependent upon the quality of our claims paying and financial strength ratings as evaluated by independent rating agencies. In particular, we require (1) sufficient capital to maintain our financial strength ratings, as issued by several ratings agencies, at a level considered necessary by management to enable our key operating subsidiaries to compete; (2) sufficient capital to enable our underwriting subsidiaries to meet the capital adequacy tests performed by statutory agencies in the U.S. and other key markets; and (3) letters of credit and other forms of collateral that are required by our non-U.S. operating companies that are "non-admitted" under U.S. state insurance regulations.

        As part of our capital management program, we may seek to return capital to our shareholders through share repurchases, cash dividends or other methods (or a combination of such methods). We are currently reviewing our capital needs for 2005. Based on current available information, it is more likely that we will seek to implement a plan to return capital to our shareholders during 2005, rather than raise additional capital. Any such determination will be at the discretion of our board of directors and will be dependent upon our profits, financial requirements and other factors, including legal restrictions, rating agency requirements and such other factors as our board of directors deems relevant.

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

        In addition to common share capital, we depend on external sources of finance to support our underwriting activities, which can be in the form (or any combination) of debt securities, preference shares, common equity and bank credit. Any equity or debt financing, if available at all, may be on terms that are unfavorable to us. In the case of equity financings, dilution to our shareholders could result, and, in any case, such securities may have rights, preferences and privileges that are senior to those of our outstanding securities.

        In March 2004, we completed a public offering of 4,688,750 of our common shares and received net proceeds of $179.3 million. The net proceeds of the offering were used to support the underwriting activities of our insurance and reinsurance subsidiaries and for other general corporate purposes.

        In May 2004, we completed a public offering of $300 million principal amount of 7.35% senior notes due May 1, 2034 and received net proceeds of $296.4 million. We used $200 million of the net proceeds to repay all amounts outstanding under our existing credit facility and the remaining net proceeds were used to support the underwriting activities of our insurance and reinsurance subsidiaries and for other general corporate purposes. See "—Contractual Obligations and Commercial Commitments—Senior Notes" for a description of the senior notes.

        In May 2004, we capitalized our subsidiary, Arch-Europe, with £50 million (or $92.1 million when capitalized). Shortly following such capitalization, the Financial Services Authority licensed Arch-Europe as an authorized insurer in the U.K., and Arch-Europe commenced operating as an underwriting center for the insurance segment. In 2004, we recorded a foreign currency translation adjustment gain of $3.9 million. Such amount is included as part of other comprehensive income and is related to foreign currency exchange rate movement in Arch-Europe's operations. In December 2004, we capitalized a Canadian branch of our U.S. insurance group, which began writing business in the first quarter of 2005, through funding a trust with Canadian (CAD) $20 million (or $16.5 million when capitalized).

        During the 2004 fourth quarter, we completed the sale of two operating units which were not considered part of our core insurance and reinsurance operations. In October 2004, we completed the sale of Hales and in December 2004, we completed the sale of our non-standard automobile insurance operations, American Independent and PSIC, for a cash purchase price of $45.0 million in cash, which had the effect of monetizing $13.6 million of goodwill. We recorded $1.9 million of losses on such sales, which are included in other income (loss). During specified periods, our reinsurance group will continue to provide reinsurance support to American Independent and PSIC.

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

        In September 2004, we entered into a three-year agreement for a $300 million unsecured revolving loan and letter of credit facility and a $400 million secured letter of credit facility. The $300 million unsecured portion of the credit facility is also available for the issuance of unsecured letters of credit up to $100 million for our U.S.-based reinsurance operation. Simultaneously with the execution of the credit agreement, our former credit agreement expired. See "—Contractual Obligations and Commercial Commitments—Letter of Credit and Revolving Credit Facilities" for a description of the credit agreement.

        At December 31, 2004, our capital of $2.54 billion consisted of senior notes of $300 million, representing 11.8% of the total, and shareholders' equity of $2.24 billion, representing 88.2% of the total. At December 31, 2003, our capital of $1.91 billion consisted of revolving credit facility borrowings of $200 million, representing 10.5% of the total, and shareholders' equity of $1.71 billion, representing 89.5% of the total. The increase in our capital during 2004 of $631.2 million was primarily attributable to the effects of net income for the year, net proceeds from the March 2004 stock offering and the net increase in debt outstanding as a result of the May 2004 offering of senior notes.

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

  Premium Estimates

        Our premiums written and premiums receivable include estimates for our insurance and reinsurance operations. Insurance premiums written include estimates for program, aviation, construction and surety and collateralized protection business and for participation in involuntary pools. Reinsurance premiums written include amounts reported by the ceding companies, supplemented by our own estimates of premiums for which ceding company reports have not been received. The basis for the amount of premiums written recognized varies based on the types of contracts we write. Premiums on our excess of loss and pro rata reinsurance contracts are estimated when the business is underwritten. For excess of loss contracts, the minimum premium, as defined in the contract, is generally recorded as an estimate of premiums written as of the date of the treaty. Estimates of premiums written under pro rata contracts are recorded in the period in which the underlying risks are expected to incept and are based on information provided by the brokers and the ceding companies. For multi-year reinsurance treaties which are payable in annual installments, only the initial annual installment is included as premiums written at policy inception due to the ability of the reinsured to commute or cancel coverage during the term of the policy. The remaining annual installments are included as premiums written at each successive anniversary date within the multi-year term.

        Premium estimates are reviewed at least quarterly, based on management's review, comparing actual reported premiums to expected ultimate premiums together with a review of the aging and collection of premium estimates. Based on management's review, the appropriateness of the premium estimates is evaluated, and any adjustment to these estimates is recorded in the period in which it becomes known. Adjustments to original premium estimates could be material and such adjustments could directly and significantly impact earnings favorably or unfavorably in the period they are determined because the subject premium may be fully or substantially earned. A significant portion of amounts included as premiums receivable, which represent estimated premiums written, net of commissions, is not currently due based on the terms of the underlying contracts. Based on the above process, management believes that the premium estimates included in premiums receivable will be collectible and, therefore, no provision for doubtful accounts has been recorded on the premium estimates at December 31, 2004.

  Reinsurance Protection and Recoverables

        For purposes of limiting our risk of loss, we reinsure a portion of our exposures, paying to reinsurers a part of the premiums received on the policies we write, and we may also use retrocessional protection. Ceded premiums written represented approximately 18.8% of gross premiums written for 2004, compared to 15.1% for 2003 and 15.2% for 2002.

        The availability and cost of reinsurance and retrocessional protection is subject to market conditions, which are beyond our control. Although we believe that our insurance subsidiaries have been successful in obtaining reinsurance protection since the commencement of our underwriting initiative in October 2001, it is not certain that we will be able to obtain adequate protection at cost effective levels. As a result of such market conditions and other factors, we may not be able to successfully mitigate risk through reinsurance and retrocessional arrangements. Further, we are subject to credit risk with respect to our reinsurers and retrocessionaires because the ceding of risk to reinsurers and retrocessionaires does not relieve us of our liability to the clients or companies we insure or reinsure. Our failure to establish adequate reinsurance or retrocessional arrangements or the failure of our existing reinsurance or retrocessional arrangements to protect us from overly concentrated risk exposure could adversely affect our financial condition and results of operations.

        We monitor the financial condition of our reinsurers and attempt to place coverages only with substantial, financially sound carriers. At December 31, 2004, approximately 81.1% of our reinsurance recoverables on paid and unpaid losses of $722.5 million (not including prepaid reinsurance premiums) were due from carriers which had an A.M. Best rating of "A-" or better. No reinsurance recoverables from any one carrier exceeded 4.0% of our total shareholders' equity at December 31, 2004.

        The following table details our reinsurance recoverables at December 31, 2004:

	% of Total	A.M. Best Rating(1)
Alternative market recoverables (2)	11.3%	NR
Sentry Insurance a Mutual Company (3)	11.3%	A+
Everest Reinsurance Company	9.3%	A+
Employers Reinsurance Corporation	5.9%	A
Swiss Reinsurance America Corporation	5.7%	A+
Allied World Assurance Company Ltd.	5.4%	A+
GE Frankona Reinsurance Ltd.	5.4%	A
Lloyd's of London syndicates (4)	5.2%	A
Federal Insurance Company	3.6%	A++
Converium Reinsurance (NA) Inc.	3.5%	B-
Odyssey America Reinsurance Corporation	3.1%	A
PMA Capital Insurance Company	0.6%	B+
Lumbermens Mutual Casualty Company	0.5%	D
Lyndon Property Insurance Company (5)	0.4%	A-
All other (6)	28.8%

Total	100.0%

(1)
The financial strength ratings are as of March 3, 2005 and were assigned by A.M. Best based on its opinion of the insurer's financial strength as of such date. An explanation of the ratings listed in the table follows: the ratings of "A++" and "A+" are designated "Superior"; the "A" and "A-" ratings are designated "Excellent"; ratings of "B++" and "B+" are designated "Very Good"; the ratings of "B" and "B-" are designated "Fair"; and the "D" rating is designated "Poor." Additionally, A.M. Best has five classifications within the "Not Rated" or "NR" category. Reasons for an "NR" rating being assigned by A.M. Best include insufficient data, size or operating experience, companies which are in run-off with no active business writings or are dormant, companies which disagree with their rating and request that a rating not be published or insurers that request not to be formally evaluated for the purposes of assigning a rating opinion.

(2)
Includes amounts recoverable from separate cell accounts in our alternative markets unit. Substantially all of such amounts are collateralized with letters of credit or deposit funds.

(3)
In connection with our acquisition of Arch Specialty Insurance Company ("Arch Specialty") in February 2002, the seller, Sentry, agreed to reinsure and guarantee all liabilities arising out of Arch Specialty's business prior to the closing of the acquisition. In addition to the guarantee provided by Sentry, substantially all of the recoverable from Sentry is still subject to the original reinsurance agreements inuring to Arch Specialty and, to the extent Sentry fails to comply with its payment obligations to us, we may seek reimbursement from the third party reinsurers under such agreements.

(4)
The A.M. Best group rating of "A" (Excellent) has been applied to all Lloyd's of London syndicates.

(5)
In connection with our acquisition of Western Diversified Casualty Insurance Company ("Western Diversified") in June 2003, the seller, Protective Life Corporation, and certain of its affiliates (including Lyndon Property Insurance Company), agreed to reinsure and guarantee all liabilities arising out of Western Diversified's business prior to the closing of the acquisition. The balance due from Lyndon Property Insurance Company reflected above includes all such amounts.

(6)
The following table provides a breakdown of the "All other" category by A.M. Best rating:

Companies rated "A-" or better	25.8%
Companies rated "B++"	0.4%
Companies rated "B+"	0.2%
Companies rated "B"	0.1%
Companies not rated	2.3%

Total	28.8%

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

        We seek to limit our loss exposure by writing a number of our reinsurance contracts on an excess of loss basis, adhering to maximum limitations on reinsurance written in defined geographical zones, limiting program size for each client and prudent underwriting of each program written. In the case of proportional treaties, we may seek per occurrence limitations or loss ratio caps to limit the impact of losses from any one or series of events. We cannot be certain that any of these loss limitation methods will be effective. We also seek to limit our loss exposure by geographic diversification. Geographic zone limitations involve significant underwriting judgments, including the determination of the area of the zones and the inclusion of a particular policy within a particular zone's limits. There can be no assurance that various provisions of our policies, such as limitations or exclusions from coverage or choice of forum, will be enforceable in the manner we intend. Disputes relating to coverage and choice of legal forum may also arise. Underwriting is inherently a matter of judgment, involving important assumptions about matters that are inherently unpredictable and beyond our control, and for which historical experience and probability analysis may not provide sufficient guidance. One or more catastrophic or other events could result in claims that substantially exceed our expectations, which could have a material adverse effect on our financial condition or our results of operations, possibly to the extent of eliminating our shareholders' equity.

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

        ACGL has purchased a reinsurance program for its insurance operations which provides coverage for certain property catastrophe-related losses equal to a maximum of 95% of the first $110 million in excess of a $50 million retention per occurrence of such losses for 2004, and 95% of the first $150 million in excess of a $50 million retention per occurrence of such losses commencing in 2005. As coverage under this reinsurance program is utilized, it is automatically reinstated once and is available under the same terms as described immediately above. In addition, our reinsurance operations have purchased reinsurance which primarily provides between $15 million and $45 million of coverage in excess of certain deductibles for any one occurrence and $90 million in the aggregate annually, for certain catastrophe-related losses worldwide for 2004 through April 2005. In the future, we may seek to purchase additional catastrophe or other reinsurance protection. The availability and cost of such reinsurance protection is subject to market conditions, which are beyond our control. As a result of market conditions and other factors, we may not be successful in obtaining such protection. See "—Reinsurance Protection and Recoverables" above.

  Foreign Currency Exchange Rate Fluctuation

        We write business on a worldwide basis, and our net income may be affected by fluctuations in foreign currency exchange rates as changes in foreign currency exchange rates can reduce our revenues and increase our liabilities and costs. In order to reduce our exposure to these exchange rate risks, we have invested and expect to continue to invest in securities denominated in currencies other than the U.S. Dollar. Our reinsurance segment invests certain funds in British Pounds Sterling and Euros in order to mitigate the economic effects of foreign currency exchange risk on projected liabilities in such currencies. We have chosen not to hedge the currency risk on the capital contributed to Arch-Europe in May 2004, which is held in British Pounds Sterling. However, we intend to match Arch-Europe's projected liabilities in foreign currencies with investments in the same currencies. We may suffer losses solely as a result of exchange rate fluctuations.

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

  Shareholders Agreement

        The Warburg Pincus funds and the Hellman & Friedman funds together control a majority of our voting power on a fully-diluted basis and have the right to nominate a majority of directors to our board under the shareholders agreement entered into in connection with the November 2001 capital infusion. The shareholders agreement also provides that we cannot engage in certain transactions (prior to November 20, 2005) outside the ordinary course of our business, including mergers and acquisitions and transactions in excess of certain amounts, without the consent of a designee of the Warburg Pincus funds and a designee of the Hellman & Friedman funds. These provisions could have an effect on the operation of our business and, to the extent these provisions discourage takeover attempts, they could deprive our shareholders of opportunities to realize takeover premiums for their shares or could depress the market price of our common shares. By reason of their ownership and the shareholders agreement, the Warburg Pincus funds and the Hellman & Friedman funds are able to strongly influence or effectively control actions to be taken by us. The interests of these shareholders may differ materially from the interests of the holders of our common shares, and these shareholders could take actions that are not in the interests of the holders of our common shares.

  Contingencies Relating to the Sale of Prior Reinsurance Operations

        See note 11, "Commitments and Contingencies—Folksamerica Transaction and Related Contingencies," of the notes accompanying our consolidated financial statements.

Industry and Ratings

        We operate in a highly competitive environment, and since the September 11, 2001 events, new capital has entered the market. These factors may mitigate the benefits that the financial markets may perceive for the property and casualty insurance industry, and we cannot offer any assurances that we will be able to compete successfully in our industry or that the intensity of competition in our industry will not erode profitability and result in less favorable terms and conditions for insurance and reinsurance companies generally, including us. In addition, we can offer no assurances that we will participate at all or to the same extent as more established or other companies in any price increases or increased profitability in our industry. If we do not share in such price increases or increased profitability, our financial condition and results of operations could be materially adversely affected.

        Financial strength and claims paying ratings from third party rating agencies are instrumental in establishing the competitive positions of companies in our industry. Periodically, rating agencies evaluate us to confirm that we continue to meet their criteria for the ratings assigned to us by them. Our reinsurance subsidiaries, Arch Reinsurance Company and Arch Re Bermuda, and our principal insurance subsidiaries, Arch Insurance Company, Arch Excess & Surplus Insurance Company, Arch Specialty and Arch-Europe, each currently has a financial strength rating of "A-" (Excellent) from A.M. Best. The "A-" rating is the fourth highest out of fifteen ratings assigned by A.M. Best. A.M. Best has assigned a financial strength rating of "NR-3" (Rating Procedure Inapplicable) to Western Diversified.

        Standard & Poor's Rating Services assigned counterparty (issuer) credit and senior debt ratings of "BBB-" to ACGL. A counterparty credit rating provides an opinion on an issuer's overall capacity and willingness to meet its financial commitments as they become due, but is not specific to a particular financial obligation, and ACGL's senior debt rating relates to its 30-year senior notes issued in May 2004. The "BBB-" rating assigned to ACGL by Standard & Poor's for its counterparty credit rating and its senior debt rating is the fourth highest out of eight ratings and fourth highest out of ten ratings, respectively, assigned by Standard & Poor's. These ratings are statements of opinion, not statements of fact and not recommendations to buy, hold or sell any securities.

        Rating agencies have been coming under increasing pressure as a result of high-profile corporate bankruptcies and may, as a result, increase their scrutiny of rated companies, revise their rating policies or take other action. We can offer no assurances that our ratings will remain at their current levels, or that our security will be accepted by brokers and our insureds and reinsureds. A ratings downgrade or the potential for such a downgrade, or failure to obtain a necessary rating, could adversely affect both our relationships with agents, brokers, wholesalers and other distributors of our existing products and services and new sales of our products and services. In addition, under certain of the reinsurance agreements assumed by our reinsurance operations, upon the occurrence of a ratings downgrade or other specified triggering event with respect to our reinsurance operations, such as a reduction in surplus by specified amounts during specified periods, our ceding company clients may be provided with certain rights, including, among other things, the right to terminate the subject reinsurance agreement and/or to require that our reinsurance operations post additional collateral. In the event of a ratings downgrade or other triggering event, the exercise of such contract rights by our clients could have a material adverse effect on our financial condition and results of operations, as well as our ongoing business and operations.

Contractual Obligations and Commercial Commitments

  Letter of Credit and Revolving Credit Facilities

        On September 16, 2004, we entered into a three-year agreement ("Credit Agreement") for a $300 million unsecured revolving loan and letter of credit facility and a $400 million secured letter of credit facility. Letters of credit were issued under the Credit Agreement on September 17, 2004. Borrowings of revolving loans may be made by ACGL and Arch Re U.S. at a variable rate based on LIBOR or an alternative base rate at our option. The $300 million unsecured revolving loan is also available for the issuance of unsecured letters of credit up to $100 million for Arch Re U.S. Secured letters of credit are available for issuance on behalf of Arch Re U.S., Arch Insurance, Arch Specialty, Arch E&S and Western Diversified. The Credit Agreement replaced our former credit agreement, dated as of September 12, 2003 and amended as of September 10, 2004, which provided for unsecured borrowings of up to $300 million. We used $200 million of the net proceeds from the offering of senior notes in May 2004 (see "—Senior Notes" below) to repay all amounts outstanding on the former credit agreement. Simultaneously with the execution of the Credit Agreement, the former credit agreement expired.

        Issuance of letters of credit and borrowings under the Credit Agreement are subject to our compliance with certain covenants and conditions, including absence of a material adverse change. These covenants require, among other things, that we maintain a debt to shareholders' equity ratio of not greater than 0.35 to 1 and shareholders' equity in excess of $1.4 billion plus 40% of future aggregate net income beginning after September 30, 2004 (not including any future net losses) and 40% of future aggregate proceeds from the issuance of common or preferred equity, that we maintain minimum unencumbered cash and investment grade securities in the amount of $400 million and that our principal insurance and reinsurance subsidiaries maintain at least a "B++" rating from A.M. Best. In addition, certain of our subsidiaries which are parties to the Credit Agreement are required to maintain minimum shareholders' equity levels. We were in compliance with all covenants contained in the Credit Agreement at December 31, 2004. The Credit Agreement expires in September 2007.

        Including the secured letter of credit portion of the Credit Agreement and another letter of credit facility (together, the "LOC Facilities"), we have access to secured letter of credit facilities for up to a total of $575 million. The principal purpose of the LOC Facilities is to issue, as required, evergreen standby letters of credit in favor of primary insurance or reinsurance counterparties with which we have entered into reinsurance arrangements to ensure that such counterparties are permitted to take credit for reinsurance obtained from our reinsurance subsidiaries in United States jurisdictions where such subsidiaries are not licensed or otherwise admitted as an insurer, as required under insurance regulations in the United States, and to comply with requirements of Lloyd's of London in connection with qualifying quota share and other arrangements. The amount of letters of credit issued is driven by, among other things, the timing and payment of catastrophe losses, loss development of existing reserves, the payment pattern of such reserves, the further expansion of our business and the loss experience of such business. When issued, such letters of credit are secured by a portion of our investment portfolio. In addition, the LOC Facilities also require the maintenance of certain covenants, which we were in compliance with at December 31, 2004. At such date, we had approximately $404.8 million in outstanding letters of credit under the LOC Facilities, which were secured by investments totaling $462.0 million. The other letter of credit facility expires in December 2005. It is anticipated that the LOC facilities will be renewed (or replaced) on expiry, but such renewal (or replacement) will be subject to the availability of credit from banks which we utilize.

        In addition to letters of credit, we have and may establish insurance trust accounts in the U.S. and Canada to secure its reinsurance amounts payable as required. At December 31, 2004, CAD $38.9 million had been set aside in Canadian trust accounts.

  Senior Notes

        In May 2004, ACGL completed a public offering of $300 million principal amount of 7.35% senior notes ("Senior Notes") due May 1, 2034 and received net proceeds of $296.4 million. ACGL will pay interest on the Senior Notes on May 1 and November 1 of each year. The first such payment was made on November 1, 2004. ACGL may redeem the Senior Notes at any time and from time to time, in whole or in part, at a "make-whole" redemption price. The Senior Notes are ACGL's senior unsecured obligations and rank equally with all of its existing and future senior unsecured indebtedness. The effective interest rate related to the Senior Notes, based on the net proceeds received, is approximately 7.46%. ACGL used $200 million of the net proceeds from the offering to repay all amounts outstanding under a revolving credit agreement and the remaining proceeds were used to support the underwriting activities of its insurance and reinsurance subsidiaries and for other general corporate purposes.

  Contractual Obligations

        The following table provides an analysis of our contractual commitments at December 31, 2004:

		Payment due by period
	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
	(U.S. dollars in thousands)
Long-term debt obligations	$300,000	—	—	—	$300,000
Operating lease obligations	76,515	10,268	19,716	17,628	28,903
Purchase obligations	26,302	10,556	9,320	5,355	1,071
Reserves for losses and loss adjustment expenses, net (1)	2,875,152	775,283	1,013,579	517,258	569,032
Deposit accounting liabilities (2)	45,546	15,944	11,516	4,623	13,463

Total	$3,323,515	$812,051	$1,054,131	$544,864	$912,469

(1)
The estimated expected contractual commitments related to the reserves for losses and loss adjustment expenses are presented net of reinsurance recoverables. It should be noted that until a claim has been presented to us, determined to be valid, quantified and settled, there is no known obligation on an individual transaction basis, and while estimable in the aggregate, the timing and amount contain significant uncertainty. Approximately 80% of our reserves were incurred but not reported.

(2)
The estimated expected contractual commitments related to deposit accounting liabilities have been estimated using projected cash flows from the underlying contracts. It should be noted that, due to the nature of such liabilities, the timing and amount contain significant uncertainty.

Off-Balance Sheet Arrangements

        We are not party to any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party that management believes is reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors. We concluded that, under FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities," which was issued and became effective for us during the 2004 first quarter, we are required to consolidate the assets, liabilities and results of operations (if any) of a certain managing general agency in which one of our subsidiaries has an investment. Such agency ceased producing business in 1999 and is currently running-off its operations. Based on current information, there are no assets or liabilities of such agency required to be reflected on the face of our consolidated financial statements that are not, or have not been previously, otherwise reflected therein. Therefore, we believe that the adoption of FIN 46R did not have a material impact on our consolidated financial statements as of or for the year ended December 31, 2004.

Investments

        The finance and investment committee of our board of directors establishes our investment policies and creates guidelines for our external investment managers. The finance and investment committee reviews the implementation of the investment strategy on a regular basis. Our current approach stresses preservation of capital, market liquidity and diversification of risk. Our consolidated cash and invested assets were as follows at December 31, 2004 and 2003:

	December 31,
	2004	2003
	(U.S. dollars in thousands)
Fixed maturities available for sale, at fair value	$5,545,121	$3,398,424
Short-term investments available for sale, at fair value	135,153	229,348
Cash	113,052	56,899
Privately held securities	21,571	32,476

Total	$5,814,897	$3,717,147

        At December 31, 2004 and 2003, our fixed income portfolio, which includes fixed maturity securities and short-term investments, had an average effective duration of 3.7 years and 2.0 years, respectively, an average Standard & Poor's quality rating of "AA+" and an average yield to maturity (book yield) of 3.5% and 2.5%, respectively. At December 31, 2004 and 2003, our invested assets did not include any publicly traded equity securities; however, primarily for portfolio diversification purposes, we expect to allocate a portion of our portfolio to equity securities in future periods.

        Each quarter, we review our investments to determine whether a decline in fair value below the amortized cost basis is other than temporary. Our process for identifying if declines in the fair value of investments are other than temporary involves consideration of several factors. These factors include (i) the time period in which there has been a significant decline in value, (ii) an analysis of the liquidity, business prospects and overall financial condition of the issuer, (iii) the significance of the decline and (iv) our intent and ability to hold the investment for a sufficient period of time for the value to recover. Where our analysis of the above factors results in the conclusion that declines in fair values are other than temporary, the cost of the securities is written down to fair value and is reflected as a realized loss. In March 2004, the EITF reached a consensus regarding EITF 03-1, which provides guidance for evaluating whether an investment is other-than-temporarily impaired and was effective beginning with the 2004 third quarter. In October 2004, the FASB issued a final FASB Staff Position that delayed the effective date of the application guidance on impairment of securities that is included in paragraphs 10 through 20 of EITF 03-1. The annual disclosure requirements under paragraphs 21 through 22 of EITF 03-1 have not been deferred. We are currently awaiting updated guidance from the EITF in order to be able to evaluate the impact that EITF 03-1 may have on our consolidated financial statements. The delay in the effective date for the application guidance is not a suspension of currently existing accounting requirements for assessing other-than-temporary impairments for securities under SFAS No. 115 or other current accounting standards, including current guidance for cost-method and equity-method investments.

        The following table presents the Standard & Poor's credit quality distribution of our fixed maturity securities at December 31, 2004 and 2003:

	December 31, 2004		December 31, 2003
	Estimated Fair Value and Carrying Value	% of Total	Estimated Fair Value and Carrying Value	% of Total
	(U.S. dollars in thousands)
Fixed Maturities:
AAA	$4,162,703	75.1%	$2,315,540	68.1%
AA	356,999	6.4%	205,278	6.1%
A	772,262	13.9%	696,802	20.5%
BBB	151,171	2.7%	180,804	5.3%
BB	13,488	0.3%	—	—
B	83,690	1.5%	—	—
Lower than B	4,808	0.1%	—	—

Total	$5,545,121	100.0%	$3,398,424	100.0%

        As part of our investment strategy, we seek to establish a level of cash and highly liquid short-term and intermediate-term securities which, combined with expected cash flow, is believed by us to be adequate to meet our foreseeable payment obligations. We currently do not utilize derivative financial instruments such as futures, forward contracts, swaps or options or other financial instruments with similar characteristics such as interest rate caps or floors and fixed-rate loan commitments, other than a forward starting swap which was entered into in connection with the issuance of ACGL's Senior Notes. Our portfolio includes investments, such as mortgage-backed securities, which are subject to prepayment risk. At December 31, 2004, our investments in mortgage-backed securities, excluding commercial mortgage-backed securities, amounted to approximately $158.1 million, or 2.7% of cash and invested assets, compared to $15.8 million, or 0.4% of cash and invested assets, at December 31, 2003. Such amounts are classified as "available for sale" and are not held for trading purposes. In addition, our fixed maturities include exposures to certain corporate sectors, such as the financial sector (12.4% of cash and invested assets) and the industrial sector (8.1% of cash and invested assets).

        At December 31, 2004, we held three privately held securities totaling $21.6 million, which were carried at fair value. At December 31, 2003, privately held securities of $32.5 million consisted of $9.1 million of investments carried under the equity method of accounting and $23.4 million of securities carried at fair value. During 2004, we sold the two investments carried under the equity method of accounting. Our investments in privately held equity securities were made as part of our prior investment strategy to hold equity positions in insurance and reinsurance companies or companies providing services to the insurance industry. Our investment commitments relating to privately held securities totaled approximately $0.4 million at December 31, 2004.

Book Value Per Share

        The following book value per share calculations are based on shareholders' equity of $2.24 billion and $1.71 billion at December 31, 2004 and 2003, respectively. The shares and per share numbers set forth below exclude the effects of 6,172,199 and 5,587,479 stock options and 150,000 Class B warrants outstanding at December 31, 2004 and 2003, respectively. Diluted per share book value increased to $31.03 at December 31, 2004 from $25.52 at December 31, 2003. The increase in diluted per share book value was primarily attributable to our net income for 2004.

	December 31, 2004		December 31, 2003
	Common Shares and Potential Common Shares	Cumulative Book Value Per Share	Common Shares and Potential Common Shares	Cumulative Book Value Per Share
Common shares (1)	34,902,923	$41.76	28,200,372	$31.74
Series A convertible preference shares	37,348,150		38,844,665

Common shares and potential common shares	72,251,073	$31.03	67,045,037	$25.52

(1)
Book value per common share at December 31, 2004 and 2003 was determined by dividing (i) the difference between total shareholders' equity and the aggregate liquidation preference of the Series A convertible preference shares of $784.3 million and $815.7 million, respectively, by (ii) the number of common shares outstanding. Restricted common shares are included in the number of common shares outstanding as if such shares were issued on the date of grant.

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

        In accordance with the SEC's Financial Reporting Release No. 48, we performed a sensitivity analysis to determine the effects that market risk exposures could have on the future earnings, fair values or cash flows of our financial instruments as of December 31, 2004. Market risk represents the risk of changes in the fair value of a financial instrument and consists of several components, including liquidity, basis and price risks.

        The sensitivity analysis performed as of December 31, 2004 presents hypothetical losses in cash flows, earnings and fair values of market sensitive instruments which were held by us on December 31, 2004 and are sensitive to changes in interest rates and equity security prices. This risk management discussion and the estimated amounts generated from the following sensitivity analysis represent forward-looking statements of market risk assuming certain adverse market conditions occur. Actual results in the future may differ materially from these projected results due to actual developments in the global financial markets. The analysis methods used by us to assess and mitigate risk should not be considered projections of future events of losses.

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

  Interest Rate Risk

        We consider the effect of interest rate movements on the market value of our fixed maturities and short-term investments and the corresponding change in unrealized appreciation. The following table summarizes the effect that an immediate, parallel shift in the U.S. interest rate yield curve would have had at December 31, 2004:

	Interest Rate Shift in Basis Points
	-100	-50	0	50	100
	(U.S. dollars in millions)
Total market value	$5,901.5	$5,788.7	$5,680.3	$5,576.1	$5,476.0
Market value change from base	3.89%	1.91%	—	(1.83%)	(3.60%)
Change in unrealized value	$221.2	$108.4	—	($104.2)	($204.3)

        In addition, our $300 million unsecured credit facility is subject to variable interest rates. There were no borrowings outstanding under such facility at December 31, 2004. For further discussion on the credit facility, please refer to "—Contractual Obligations and Commercial Commitments—Letter of Credit and Revolving Credit Facilities."

  Foreign Currency Exchange Risk

        Foreign currency rate risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates. Since inception, and based on currency spot rates at December 31, 2004, Arch Re Bermuda has recorded net premiums written of approximately $217.2 million from British Pound Sterling-denominated contracts, $335.2 million from Euro-denominated contracts and $135.2 million from Canadian Dollar-denominated contracts. A 10% depreciation of the U.S. Dollar against other currencies under our outstanding contracts at December 31, 2004, net of unrealized appreciation on our securities denominated in currencies other than the U.S. Dollar, would have resulted in unrealized losses of approximately $4.2 million and would have decreased diluted book value per share by approximately $0.06 at December 31, 2004. For further discussion on foreign exchange activity, please refer to "—Results of Operations."

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        See our consolidated financial statements and notes thereto and required financial statement schedules on pages F-1 through F-53 and S-1 through S-7 below.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

Management's Annual Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control-Integrated Framework.

        Based on our assessment, management determined that, as of December 31, 2004, our internal control over financial reporting was effective. Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page F-2.

Changes in Internal Controls Over Financial Reporting

        There have been no changes in internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

ITEM 9B.    OTHER MATTERS

        None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this item is incorporated by reference from the information to be included in our definitive proxy statement ("Proxy Statement") for our annual meeting of shareholders to be held in 2005, which we intend to file with the SEC before April 30, 2005. Copies of our code of ethics applicable to our chief executive officer, chief financial officer and principal accounting officer or controller are available free of charge to investors upon written request addressed to the attention of ACGL's corporate secretary, Wessex House, 45 Reid Street, Hamilton HM 12, Bermuda. In addition, our code of ethics and certain other basic corporate documents, including the charters of our audit committee, compensation committee and nominating committee are posted on our website. If any substantive amendments are made to the code of ethics or if there is a grant of a waiver, including any implicit waiver, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K, to the extent required by applicable law or the rules and regulations of any exchange applicable to us. Our website address is intended to be an inactive, textual reference only and none of the material on our website is incorporated by reference into this report.

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

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENT SCHEDULES

        Financial statement schedules listed in the accompanying index to our financial statements schedules on page F-1 are filed as part of this report, and are included in Item 8.

EXHIBITS

        The exhibits listed in the accompanying exhibit index on page E-1 are filed as part of this report.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCH CAPITAL GROUP LTD. (Registrant)
	By:	/s/ CONSTANTINE IORDANOU Name: Constantine Iordanou Title: President & Chief Executive Officer
March 15, 2005

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ CONSTANTINE IORDANOU Constantine Iordanou	President and Chief Executive Officer (Principal Executive Officer) and Director	March 15, 2005
/s/ JOHN D. VOLLARO John D. Vollaro	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Principal Accounting Officer)	March 15, 2005
* Robert Clements	Chairman and Director	March 15, 2005
* Peter A. Appel	Director	March 15, 2005
* Wolfe "Bill" H. Bragin	Director	March 15, 2005
* John L. Bunce. Jr.	Director	March 15, 2005
* Sean D. Carney	Director	March 15, 2005
* Paul B. Ingrey	Director	March 15, 2005
* Kewsong Lee	Director	March 15, 2005

* James J. Meenaghan	Director	March 15, 2005
* John M. Pasquesi	Director	March 15, 2005
* David R. Tunnell	Director	March 15, 2005
* Robert F. Works	Director	March 15, 2005

*
By John D. Vollaro, as attorney-in-fact and agent, pursuant to a power of attorney, a copy of which has been filed with the Securities and Exchange Commission as Exhibit 24 to this report.

/s/ JOHN D. VOLLARO Name: John D. Vollaro Attorney-in-Fact

Schedules
I.	Summary of Investments Other Than Investments in Related Parties at December 31, 2004	S-1
II.	Condensed Financial Information of Registrant	S-2
III.	Supplementary Insurance Information for the years ended December 31, 2004, 2003 and 2002	S-5
IV.	Reinsurance for the years ended December 31, 2004, 2003 and 2002	S-6
VI.	Supplementary Information for Property and Casualty Underwriters	S-7

        Schedules other than those listed above are omitted for the reason that they are not applicable.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Arch Capital Group Ltd.:

        We have completed an integrated audit of Arch Capital Group Ltd.'s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedules

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Arch Capital Group Ltd. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

        Also, in our opinion, management's assessment, included in Management's Annual Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
New York, New York
March 14, 2005

	December 31,
	2004	2003
Assets
Investments:
Fixed maturities available for sale, at fair value (amortized cost: 2004, $5,506,193; 2003, $3,363,193)	5,545,121	$3,398,424
Short-term investments available for sale, at fair value (amortized cost: 2004, $134,880; 2003, $228,816)	135,153	229,348
Privately held securities (cost: 2004, $17,022; 2003, $27,632)	21,571	32,476

Total investments	5,701,845	3,660,248

Cash	113,052	56,899
Accrued investment income	57,163	30,316
Premiums receivable	520,781	477,032
Funds held by reinsureds	230,564	211,944
Unpaid losses and loss adjustment expenses recoverable	695,582	409,451
Paid losses and loss adjustment expenses recoverable	26,874	18,549
Prepaid reinsurance premiums	321,422	236,061
Goodwill and intangible assets	16,666	35,882
Deferred income tax assets, net	58,745	33,979
Deferred acquisition costs, net	278,184	275,696
Other assets	197,876	139,264

Total Assets	$8,218,754	$5,585,321

Liabilities
Reserve for losses and loss adjustment expenses	$3,570,734	$1,951,967
Unearned premiums	1,541,217	1,402,998
Reinsurance balances payable	169,502	117,916
Senior notes	300,000	—
Revolving credit agreement borrowings	—	200,000
Deposit accounting liabilities	45,546	25,762
Payable for securities purchased	53,642	—
Other liabilities	296,207	175,949

Total Liabilities	5,976,848	3,874,592

Commitments and Contingencies
Shareholders' Equity
Preference shares ($0.01 par value, 50,000,000 shares authorized, issued: 2004, 37,348,150; 2003, 38,844,665)	373	388
Common shares ($0.01 par value, 200,000,000 shares authorized, issued: 2004, 34,902,923; 2003, 28,200,372)	349	282
Additional paid-in capital	1,560,291	1,361,267
Deferred compensation under share award plan	(9,879)	(15,004)
Retained earnings	644,862	327,963
Accumulated other comprehensive income, net of deferred income tax	45,910	35,833

Total Shareholders' Equity	2,241,906	1,710,729

Total Liabilities and Shareholders' Equity	$8,218,754	$5,585,321

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(U.S. dollars in thousands, except share data)

	Years Ended December 31,
	2004	2003	2002
Revenues
Net premiums written	$2,980,032	$2,738,415	$1,261,627
Increase in unearned premiums	(64,150)	(525,816)	(606,651)

Net premiums earned	2,915,882	2,212,599	654,976
Net investment income	143,705	80,992	51,249
Net realized gains (losses)	30,237	25,317	(839)
Fee income	19,422	21,818	14,208
Other income (loss)	(5,196)	3,011	2,175

Total revenues	3,104,050	2,343,737	721,769

Expenses
Losses and loss adjustment expenses	1,876,605	1,413,551	424,538
Acquisition expenses	563,917	424,008	118,961
Other operating expenses	275,863	184,533	76,699
Interest expense	17,970	1,410	—
Net foreign exchange (gains) losses	17,438	(997)	(2,449)
Non-cash compensation	9,130	14,732	49,480

Total expenses	2,760,923	2,037,237	667,229

Income Before Income Taxes and Extraordinary Item	343,127	306,500	54,540
Income taxes:
Current tax expense	50,644	42,213	7,373
Deferred tax benefit	(24,416)	(15,488)	(7,929)

Income tax expense (benefit)	26,228	26,725	(556)

Income Before Extraordinary Item	316,899	279,775	55,096
Extraordinary gain—excess of fair value of net assets acquired over cost (net of $0 income tax)	—	816	3,886

Net Income	$316,899	$280,591	$58,982

Net Income Per Share Data
Basic:
Income before extraordinary item	$10.04	$10.65	$2.74
Extraordinary gain	—	0.03	0.19

Net income	$10.04	$10.68	$2.93

Diluted:
Income before extraordinary item	$4.37	$4.13	$0.92
Extraordinary gain	—	0.01	0.07

Net income	$4.37	$4.14	$0.99

Average Shares Outstanding
Basic	31,560,737	26,264,055	20,095,698
Diluted	72,519,045	67,777,794	59,662,178

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(U.S. dollars in thousands)

	Years Ended December 31,
	2004	2003	2002
Preference Shares
Balance at beginning of year	$388	$388	$357
Converted to common shares	(15)		(6)
Preference shares issued	—	—	37

Balance at end of year	373	388	388

Common Shares
Balance at beginning of year	282	277	135
Common shares issued	52	5	141
Converted from preference shares	15	—	6
Common shares retired	—	—	(5)

Balance at end of year	349	282	277

Additional Paid-in Capital
Balance at beginning of year	1,361,267	1,347,165	1,039,887
Common shares issued	190,160	6,285	319,580
Exercise of stock options	9,851	7,326	825
Common shares retired	(3,175)	(906)	(13,097)
Other	2,188	1,397	(30)

Balance at end of year	1,560,291	1,361,267	1,347,165

Deferred Compensation Under Share Award Plan
Balance at beginning of year	(15,004)	(25,290)	(8,230)
Restricted common shares issued	(7,760)	(5,106)	(66,245)
Deferred compensation expense recognized	12,885	15,392	49,185

Balance at end of year	(9,879)	(15,004)	(25,290)

Retained Earnings (Deficit)
Balance at beginning of year	327,963	47,372	(11,610)
Net income	316,899	280,591	58,982

Balance at end of year	644,862	327,963	47,372

Accumulated Other Comprehensive Income (Loss)
Balance at beginning of year	35,833	41,332	(170)
Change in unrealized appreciation (decline) in value of investments, net of deferred income tax	6,079	(5,499)	41,502
Foreign currency translation adjustments, net of deferred income tax	3,998	—	—

Balance at end of year	45,910	35,833	41,332

Total Shareholders' Equity	$2,241,906	$1,710,729	$1,411,244

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(U.S. dollars in thousands)

	Years Ended December 31,
	2004	2003	2002
Comprehensive Income
Net income	$316,899	$280,591	$58,982
Other comprehensive income (loss), net of deferred income tax
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains arising during year	30,443	17,334	38,884
Reclassification of net realized (gains) losses, net of income taxes, included in net income	(24,364)	(22,833)	2,618
Foreign currency translation adjustments	3,998	—	—

Other comprehensive income (loss)	10,077	(5,499)	41,502

Comprehensive Income	$326,976	$275,092	$100,484

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	Years Ended December 31,
	2004	2003	2002
Operating Activities
Net income	$316,899	$280,591	$58,982
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized (gains) losses	(28,415)	(25,078)	839
Other (income) loss	4,296	(3,011)	(2,175)
Non-cash compensation	14,575	16,215	49,480
Excess of fair value of net assets acquired over cost	—	(816)	(3,886)
Changes in:
Reserve for losses and loss adjustment expenses, net of unpaid losses and loss adjustment expenses recoverable	1,354,580	1,161,184	348,911
Unearned premiums, net of prepaid reinsurance premiums	63,798	525,818	606,360
Premiums receivable	(90,518)	(133,316)	(279,925)
Deferred acquisition costs, net	(5,482)	(126,736)	(143,548)
Funds held by reinsureds	(18,620)	(153,593)	(58,351)
Reinsurance balances payable	92,256	28,725	41,554
Accrued investment income	(27,212)	(13,157)	(9,332)
Paid losses and loss adjustment expenses recoverable	(17,725)	(4,087)	6,823
Deferred income tax assets, net	(24,416)	(15,488)	(8,099)
Deposit accounting liabilities	19,784	22,525	3,237
Other liabilities	133,153	90,870	54,633
Other items, net	(516)	(38,102)	3,549

Net Cash Provided By Operating Activities	1,786,437	1,612,544	669,052

Investing Activities
Purchases of fixed maturity investments	(6,470,687)	(4,738,500)	(1,253,637)
Release of escrowed assets	—	—	(18,833)
Proceeds from sales of fixed maturity investments	4,153,463	2,560,106	365,151
Proceeds from redemptions and maturities of fixed maturity investments	186,091	114,761	41,993
Sales of equity securities	16,833	7,601	13,726
Net sales of short-term investments	84,800	246,749	45,666
Proceeds (cost) of sold/acquired companies, net of cash	33,069	(11,774)	(4,829)
Purchases of furniture, equipment and other	(15,455)	(31,489)	(17,710)

Net Cash Used For Investing Activities	(2,011,886)	(1,852,546)	(828,473)

Financing Activities
Proceeds from common shares issued	187,531	6,090	254,338
Proceeds from senior notes issued	296,442	—	—
Proceeds from (repayment of) credit agreement borrowings	(200,000)	200,000	—
Repurchase of common shares	(1,682)	(906)	(13,102)
Debt retirement and other	—	—	(68)

Net Cash Provided By Financing Activities	282,291	205,184	241,168

Effects of exchange rate changes on foreign currency cash	(689)	—	—

Increase (decrease) in cash	56,153	(34,818)	81,747
Cash beginning of year	56,899	91,717	9,970

Cash end of year	$113,052	$56,899	$91,717

Income taxes paid, net	$27,329	$44,554	$2,863

Interest paid	$12,808	—	—

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

        On May 5, 2000, Arch-U.S. sold the prior reinsurance operations of Arch Re U.S. to Folksamerica Reinsurance Company ("Folksamerica") in an asset sale. The Folksamerica transaction was structured as a transfer and assumption agreement (and not reinsurance) and, accordingly, the loss reserves (and any related reinsurance recoverables) related to the transferred business are not included in the Company's balance sheet. However, in the event that Folksamerica refuses or is unable to make payment of claims on the reinsurance business assumed by it in the May 2000 sale and the notice given to reinsureds is found not to be an effective release by such reinsureds, Arch Re U.S. would be liable for such claims (see Note 11). On November 8, 2000, following the approval of Arch-U.S.'s shareholders, Arch-U.S. completed an internal reorganization that resulted in Arch-U.S. becoming a wholly owned subsidiary of ACGL. ACGL performs the holding company functions previously conducted by Arch-U.S., and the shareholders of Arch-U.S. became the shareholders of ACGL.

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

2.    Significant Accounting Policies

  (a) Basis of Presentation

        The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and include the accounts of ACGL, Arch Reinsurance Ltd. ("Arch Re Bermuda"), Arch Re U.S., Arch-U.S., Arch Insurance Company ("Arch Insurance"), Arch Specialty Insurance Company ("Arch Specialty"), Arch Excess & Surplus Insurance Company ("Arch E&S"), Western Diversified Casualty Insurance Company ("Western Diversified"), Arch Risk Transfer Services Ltd. ("ART Services"), and Arch Insurance Company (Europe) Limited ("Arch-Europe"). Also included are the results of operations of American Independent Insurance Holding Company, Inc. ("American Independent"), The Personal Service Insurance Co. ("PSIC") and Hales & Company Inc. ("Hales") until such operations were sold (see Note 8). All significant intercompany transactions and balances have been eliminated in consolidation. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

  (b) Premium Revenues and Related Expenses

        Insurance premiums written are generally recorded at the policy inception and are primarily earned on a pro rata basis in accordance with the terms of the policies for all products, usually twelve months. Premiums written include estimates in the Company's program, aviation, construction and surety and collateralized protection business and for participation in involuntary pools. Such premium estimates are derived from multiple sources which include the historical experience of the underlying business, similar business and available industry information. Unearned premium reserves represent the portion of such premiums written that relates to the unexpired terms of in-force insurance policies.

        Reinsurance premiums written include amounts reported by brokers and ceding companies, supplemented by the Company's own estimates of premiums where reports have not been received or in cases where the amounts reported by brokers and ceding companies is adjusted to reflect management's best judgments and expectations. Premium estimates are derived from multiple sources which include the Company's underwriters, the historical experience of the underlying business, similar business and available industry information. Premiums written are recorded based on the type of contracts the Company writes. Premiums on the Company's excess of loss and pro rata reinsurance contracts are estimated when the business is underwritten. For excess of loss contracts, the minimum premium, as defined in the contract, is generally recorded as an estimate of premiums written as of the date of the treaty. Estimates of premiums written under pro rata contracts are recorded in the period in which the underlying risks are expected to incept and are based on information provided by the brokers and the ceding companies. For multi-year reinsurance treaties which are payable in annual installments, generally, only the initial annual installment is included as premiums written at policy inception due to the ability of the reinsured to commute or cancel coverage during the term of the policy. The remaining annual installments are included as premiums written at each successive anniversary date within the multi-year term.

        Premium estimates are reviewed at least quarterly, based on management's detailed review, comparing actual reported premiums to expected ultimate premiums along with a review of the aging and collection of premium estimates. Based on management's review, the appropriateness of the premium estimates is evaluated, and any adjustment to these estimates is recorded in the period in which it becomes known. Adjustments to premium estimates could be material and such adjustments could directly and significantly impact earnings favorably or unfavorably in the period they are determined because the subject premium may be fully or substantially earned. A significant portion of amounts included as premiums receivable, which represent estimated premiums written, net of commissions, are not currently due based on the terms of the underlying contracts.

        Reinsurance premiums assumed, irrespective of the type of business, are generally earned on a pro rata basis over the terms of the underlying policies or reinsurance contracts. Contracts and policies written on a "losses occurring" basis cover claims that may occur during the term of the contract or policy, which is typically 12 months. Accordingly, the premium is earned evenly over the term. Contracts which are written on a "risks attaching" basis cover claims which attach to the underlying insurance policies written during the terms of such contracts. Premiums earned on a risks attaching basis usually extend beyond the original term of the reinsurance contract, typically resulting in recognition of premiums earned over a 24-month period.

        Certain of the Company's reinsurance contracts include provisions that adjust premiums or acquisition expenses based upon the experience under the contracts. Premiums written and earned, as well as related acquisition expenses, are recorded based upon the projected experience under such contracts.

        The Company also writes certain business that is intended to provide insurers with risk management solutions that complement traditional reinsurance. The contractual terms may include additional or return premium based on loss experience, loss corridors, sublimits and caps. Examples of such business include aggregate stop-loss coverages and financial quota share coverages. Under these contracts, the Company assumes a measured amount of insurance risk in exchange for an anticipated margin. The determination of whether a reinsurance contract will be accounted for as reinsurance or under the deposit method of accounting (see below) is determined on a contract basis, irrespective of the type of business.

        Acquisition expenses and other expenses that vary with, and are directly related to, the acquisition of business related to the Company's underwriting operations are deferred and amortized over the period in which the related premiums are earned. Acquisition expenses consist principally of commissions and brokerage expenses. Other operating expenses also include expenses that vary with, and are directly related to, the acquisition of business. Acquisition expenses are reflected net of ceding commissions received from unaffiliated reinsurers. Deferred acquisition costs, which are based on the related unearned premiums, are carried at their estimated realizable value and take into account anticipated losses and loss adjustment expenses, based on historical and current experience, and anticipated investment income. Deferred acquisition costs are limited to the amount expected to be recovered from future earned premiums and anticipated investment income. This limitation is referred to as a premium deficiency. A premium deficiency is recognized if the sum of anticipated losses and loss adjustment expenses, unamortized acquisition costs and maintenance costs exceed unearned premiums. A premium deficiency is recognized by charging any unamortized acquisition costs to expense to the extent required in order to eliminate the deficiency. If the premium deficiency exceeds unamortized acquisition costs then a liability is accrued for the excess deficiency. No premium deficiency charges were recorded by the Company during the years ended December 31, 2004, 2003 or 2002.

  (c) Deposit Accounting

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

  (d) Retroactive Accounting

        Retroactive reinsurance reimburses a ceding company for liabilities incurred as a result of past insurable events covered by the underlying policies reinsured. In certain instances, reinsurance contracts reinsure losses both on a prospective basis and on a retroactive basis and, accordingly, the Company bifurcates the prospective and retroactive elements of these reinsurance contracts and accounts for each element separately. Underwriting income generated in connection with retroactive reinsurance contracts is deferred and amortized into income over the settlement period while losses are charged to income immediately. Subsequent changes in estimated or actual cash flows under such retroactive reinsurance contracts are accounted for by adjusting the previously deferred amount to the balance that would have existed had the revised estimate been available at the inception of the reinsurance transaction, with a corresponding charge or credit to income.

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

  (g) Cash Equivalents

        Cash equivalents are investments with original maturities of three months or less which are not managed by external investment advisors.

  (h) Investments

        The Company currently classifies all of its fixed maturity, short-term investments and publicly traded equity securities as "available for sale" and, accordingly, they are carried at estimated fair value. The fair value of fixed maturity securities is determined from quotations received from a nationally recognized pricing service. Short-term investments include certain cash equivalents which are part of investment portfolios under the management of external investment managers and comprise securities due to mature within one year of the date of issue.

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

        Investment gains or losses realized on the sale of investments are determined by specific identification and are reflected in net income. Unrealized appreciation or decline in value of securities which are carried at fair value is excluded from net income and recorded as a separate component of other comprehensive income, net of applicable deferred income tax.

  (i) Reserves for Losses and Loss Adjustment Expenses

        The reserve for losses and loss adjustment expenses consists of estimates of unpaid reported losses and loss adjustment expenses and estimates for losses incurred but not reported. The reserve for unpaid reported losses and loss adjustment expenses is established by management based on reports from ceding companies and claims from insureds and represents the estimated ultimate cost of events or conditions that have been reported to or specifically identified by the Company. Such reserves are supplemented by management's estimates of reserves for losses incurred for which reports or claims have not been received. Since the Company has limited historical experience upon which to base such estimates, the estimates are determined based upon industry experience, information used in pricing contracts and policies and management's judgment. The Company's reserving method for 2004 and 2003 was primarily the expected loss method. The Company selects the initial expected loss and loss adjustment expense ratios based on information derived by its underwriters and actuaries during the initial pricing of the business. These ratios consider, among other things, rate changes and changes in terms and conditions that have been observed in the market. These estimates are reviewed regularly and, as experience develops and new information becomes known, the reserves are adjusted as necessary. Such adjustments, if any, are reflected in income in the period in which they are determined. Inherent in the estimates of ultimate losses and loss adjustment expenses are expected trends in claims severity and frequency and other factors which may vary significantly as claims are settled. Accordingly, ultimate losses and loss adjustment expenses may differ materially from the amounts recorded in the accompanying consolidated financial statements. Losses and loss adjustment expenses are recorded on an undiscounted basis.

  (j) Foreign Exchange

        Assets and liabilities of foreign operations whose functional currency is not the U.S. Dollar are translated at the prevailing exchange rates at each balance sheet date. Revenues and expenses of such foreign operations are translated at average exchange rates during the year. The net effect of the translation adjustments for foreign operations, net of applicable deferred income taxes, is included in accumulated other comprehensive income.

        Monetary assets and liabilities, such as premiums receivable and the reserve for losses and loss adjustment expenses, denominated in foreign currencies are revalued at the exchange rate in effect at the balance sheet date with the resulting foreign exchange gains and losses included in net income. Accounts that are classified as non-monetary, such as deferred acquisition costs and the unearned premium reserves, are not revalued.

        In the case of foreign currency denominated fixed maturity securities which are classified as "available for sale", the change in exchange rates between the local currency and the Company's functional currency at each balance sheet date is included in unrealized appreciation or decline in value of securities, a component of accumulated other comprehensive income.

  (k) Income Taxes

        Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. A valuation allowance is recorded if it is more likely than not that some or all of a deferred tax asset may not be realized. The Company considers future taxable income and feasible tax planning strategies in assessing the need for a valuation allowance. In the event the Company determines that it will not be able to realize all or part of its deferred income tax assets in the future, an adjustment to the deferred income tax assets would be charged to income in the period in which such determination is made. In addition, if the Company subsequently assess that the valuation allowance is no longer needed, a benefit would be recorded to income in the period in which such determination is made.

  (l) Earnings Per Share Data

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

        The following table sets forth the computation of basic and diluted earnings per share:

	Years Ended December 31,
	2004	2003	2002
	(U.S. dollars in thousands, except share data)
Basic Earnings Per Share:
Net income	$316,899	$280,591	$58,982
Divided by:
Weighted average shares outstanding for the period	31,560,737	26,264,055	20,095,698

Basic earnings per share	$10.04	$10.68	$2.93

Diluted Earnings Per Share:
Net income	$316,899	$280,591	$58,982
Divided by:
Weighted average shares outstanding for the period	31,560,737	26,264,055	20,095,698
Effect of dilutive securities:
Preference shares	37,951,794	38,844,665	36,818,376
Warrants	74,384	63,031	905,135
Nonvested restricted shares	982,273	977,557	1,004,055
Stock options (1)	1,949,857	1,628,486	838,914

Total shares	72,519,045	67,777,794	59,662,178

Diluted earnings per share	$4.37	$4.14	$0.99

(1)
Certain stock options were not included in the computation of diluted earnings per share where the exercise price of the stock options exceeded the average market price and would have been anti-dilutive. For the years ended December 31, 2004, 2003 and 2002, the number of stock options excluded were 30,952, 71,126 and 161,131, respectively, at per share prices averaging $42.07, $34.85 and $29.44, respectively.

  (m) Stock Awards

  Stock Options

        The Company has adopted the provisions of Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock options. Accordingly, under APB No. 25, compensation expense for stock option grants is recognized by the Company to the extent that the fair value of the underlying stock exceeds the exercise price of the option at the measurement date. As provided under Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation," the Company has elected to continue to account for stock-based compensation in accordance with APB No. 25 and has provided the required additional pro forma disclosures. See Note 13 for information relating to the Company's stock options.

        The fair value for the Company's employee stock options has been estimated at the date of grant using the Black-Scholes option valuation model, with the following weighted average assumptions for options issued in 2004, 2003 and 2002, respectively.

	Years Ended December 31,
	2004	2003	2002
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	21.9%	23%-24%	24.0%
Risk free interest rate	3.5%	2.9%-3.2%	3.1%
Expected option life	5.0 years	6.0 years	6.0 years

        For purposes of the required pro forma information, the estimated fair value of employee stock options is amortized to expense over the options' vesting period. The weighted average fair value of options granted during the years ended December 31, 2004, 2003 and 2002 was $9.7 million, $2.8 million and $13.4 million, respectively. If compensation expense for stock-based compensation plans had been determined using the fair value recognition provisions of SFAS No. 123, the Company's net income and earnings per share would have instead been reported as the pro forma amounts indicated below:

	Years Ended December 31,
	2004	2003	2002
	(U.S. dollars in thousands, except share data)
Net income, as reported	$316,899	$280,591	$58,982
Total stock-based employee compensation expense under fair value method, net of tax	(4,450)	(6,319)	(13,451)

Pro forma net income	$312,449	$274,272	$45,531

Earnings per share—basic:
As reported	$10.04	$10.68	$2.93
Pro forma	$9.90	$10.44	$2.27
Earnings per share—diluted:
As reported	$4.37	$4.14	$0.99
Pro forma	$4.30	$4.05	$0.76

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

  Restricted Shares

        The Company has adopted the provisions of APB No. 25 and related interpretations in accounting for its restricted share awards. The Company records deferred compensation equal to the market value of the restricted share awards at the measurement date, which is amortized and charged to income over the vesting period. The Company attributes non-cash compensation expense for restricted shares pursuant to the accelerated amortization methodology as prescribed under FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans—an interpretation of APB Opinions No. 15 and 25," for the awards with ratable vesting. During 2004, 2003 and 2002, the Company issued an aggregate of 207,181 restricted shares, 205,787 restricted shares and 2,398,794 restricted shares, respectively, with weighted average grant date fair values of $39.68, $28.98 and $26.95, respectively. See Note 2(q) for the recent accounting pronouncement concerning share-based payments.

  (n) Goodwill and Intangible Assets

        The goodwill and intangible assets of acquired businesses represents the difference between the purchase price and the fair value of the net assets of the acquired businesses. The Company recorded goodwill relating to its acquisitions of Hales, American Independent, ART Services, Arch Specialty and Western Diversified and has allocated certain amounts to other intangible assets relating to the acquisition of Western Diversified. The Company ceased amortization of its goodwill beginning in 2002. The Company assesses whether goodwill and intangible assets are impaired by comparing the fair value of each reporting unit to its carrying value, including goodwill and intangible assets. The Company estimates the fair value of each reporting unit by using various methods, including a review of the estimated discounted cash flows expected to be generated by the reporting unit in the future. Such methods include a number of assumptions, including the uncertainty regarding future results and the discount rates used. If the reporting unit's fair value is greater than its carrying value, goodwill and intangible assets are not impaired. Impairment occurs when the implied fair value of a reporting unit's goodwill and intangible assets is less than its carrying value. The implied fair value of goodwill and intangible assets is determined by deducting the fair value of a reporting unit's identifiable assets and liabilities from the fair value of the reporting unit as a whole. The Company conducts its impairment test annually. Additional impairment assessments may be performed on an interim basis if the Company encounters events or changes in circumstances indicating that more likely than not the carrying value of goodwill and intangible assets has been impaired.

  (o) Guaranty Fund Assessments

        Liabilities for guaranty fund and other related assessments in the Company's insurance operations are accrued when the Company receives notice that an amount is payable, or earlier if a reasonable estimate of the assessment can be made.

  (p) Reclassifications

        The Company has reclassified the presentation of certain prior year information to conform to the current presentation. Such reclassifications had no effect on the Company's net income, shareholders' equity or cash flows.

  (q) Recent Accounting Pronouncements

        In March 2004, the FASB's Emerging Issues Task Force ("EITF") reached a consensus regarding EITF 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The consensus provides guidance for evaluating whether an investment is other-than-temporarily impaired and was effective beginning with the 2004 third quarter. In October 2004, the FASB issued a final FASB Staff Position that delayed the effective date of the application guidance on impairment of securities that is included in paragraphs 10 through 20 of EITF 03-1. The annual disclosure requirements under paragraphs 21 through 22 of EITF 03-1 have not been deferred. The Company is currently awaiting updated guidance from the EITF in order to be able to evaluate the impact that EITF 03-1 may have on its consolidated financial statements. The delay in the effective date for the application guidance is not a suspension of currently existing accounting requirements for assessing other-than-temporary impairments for securities under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," or other current accounting standards, including current guidance for cost-method and equity-method investments.

        In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"). SFAS 123(R) replaces SFAS No. 123 and supersedes APB No.25 and requires that the estimated expense resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123(R) eliminates the alternative to disclose, on a pro forma basis, the effects of the fair value based method. SFAS 123(R) is effective for public companies for interim and annual periods beginning after June 15, 2005. The Company will adopt the fair value recognition provisions of accounting for employee stock option awards as defined in SFAS 123(R) on July 1, 2005 under the modified prospective application, with no restatement of interim periods. Under the fair value method of accounting, compensation expense is estimated based on the fair value of the award at the grant date and recognized over the requisite service period. Under the modified prospective application, the fair value based method described in SFAS No.123(R) is applied to new awards granted, after July 1, 2005. Additionally, the unrecognized expense related to the unvested portions of option awards that were outstanding as of the effective date will be recognized as compensation expense as the requisite service is rendered. The Company is currently evaluating the impact of adopting SFAS 123(R) on the results of its operations. However, the impact of adopting SFAS No.123(R) will have no effect on the Company's cash flows or shareholders' equity.

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

        The insurance segment, or division, consists of the Company's insurance underwriting subsidiaries which primarily write on a direct basis. The insurance segment currently consists of eight product lines, including: casualty; construction and surety; executive assurance; healthcare; professional liability; programs; property, marine and aviation; and other (primarily non-standard automobile insurance prior to the sale of such operations in December 2004, collateralized protection business and certain programs).

        The corporate and other segment (non-underwriting) includes net investment income, other fee income, net of related expenses, other income, other expenses incurred by the Company, interest expense, net realized gains or losses, net foreign exchange gains or losses and non-cash compensation and the results of the Company's merchant banking operations prior to the sale of such operations in October 2004.

        The following table sets forth an analysis of the Company's underwriting income or loss by segment, together with a reconciliation of underwriting income or loss to net income for the year ended December 31, 2004:

	Year Ended December 31, 2004
	Reinsurance	Insurance	Total
	(U.S. dollars in thousands)
Gross premiums written (1)	$1,657,520	$2,146,188	$3,667,991
Net premiums written (1)	1,588,048	1,391,984	2,980,032
Net premiums earned (1)	$1,573,323	$1,342,559	$2,915,882
Policy-related fee income	—	15,323	15,323
Other underwriting-related fee income	601	3,274	3,875
Losses and loss adjustment expenses	(998,844)	(877,761)	(1,876,605)
Acquisition expenses, net	(408,692)	(155,225)	(563,917)
Other operating expenses	(46,058)	(212,631)	(258,689)

Underwriting income	$120,330	$115,539	235,869

Net investment income			143,705
Net realized gains			30,237
Other fee income, net of related expenses			224
Other income (loss)			(5,196)
Other expenses			(17,174)
Interest expense			(17,970)
Net foreign exchange losses			(17,438)
Non-cash compensation			(9,130)

Income before income taxes			343,127
Income tax expense			(26,228)

Net income			$316,899

Underwriting Ratios
Loss ratio	63.5%	65.4%	64.4%
Acquisition expense ratio (2)	26.0%	10.4%	18.8%
Other operating expense ratio	2.9%	15.8%	8.9%

Combined ratio	92.4%	91.6%	92.1%

(1)
Certain amounts included in the gross premiums written of each segment are related to intersegment transactions. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total. The reinsurance segment and insurance segment results include $128.2 million and $7.5 million, respectively, of gross and net premiums written and $134.1 million and $7.1 million, respectively, of net premiums earned assumed through intersegment transactions.

(2)
The acquisition expense ratio is adjusted to include policy-related fee income.

        The following table sets forth an analysis of the Company's underwriting income or loss by segment, together with a reconciliation of underwriting income or loss to net income for the year ended December 31, 2003:

	Year Ended December 31, 2003
	Reinsurance	Insurance	Total
	(U.S. dollars in thousands)
Gross premiums written (1)	$1,624,703	$1,766,987	$3,226,001
Net premiums written (1)	1,566,819	1,171,596	2,738,415
Net premiums earned (1)	$1,329,673	$882,926	$2,212,599
Policy-related fee income	—	14,028	14,028
Other underwriting-related fee income	5,621	1,733	7,354
Losses and loss adjustment expenses	(839,417)	(574,134)	(1,413,551)
Acquisition expenses, net	(314,193)	(109,815)	(424,008)
Other operating expenses	(33,739)	(133,968)	(167,707)

Underwriting income	$147,945	$80,770	$228,715

Net investment income			80,992
Net realized gains			25,317
Other fee income, net of related expenses			436
Other income			3,011
Other expenses			(16,826)
Interest expense			(1,410)
Net foreign exchange gains			997
Non-cash compensation			(14,732)

Income before income taxes and extraordinary item			306,500
Income tax expense			(26,725)

Income before extraordinary item			279,775
Extraordinary gain, net of $0 tax expense			816

Net income			$280,591

Underwriting Ratios
Loss ratio	63.1%	65.0%	63.9%
Acquisition expense ratio (2)	23.6%	10.8%	18.5%
Other operating expense ratio	2.5%	15.2%	7.6%

Combined ratio	89.2%	91.0%	90.0%

(1)
Certain amounts included in the gross premiums written of each segment are related to intersegment transactions. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total. The reinsurance segment and insurance segment results include $162.8 million and $2.9 million, respectively, of gross and net premiums written and $135.3 million and $0.9 million, respectively, of net premiums earned assumed through intersegment transactions.

(2)
The acquisition expense ratio is adjusted to include policy-related fee income.

        The following table sets forth an analysis of the Company's underwriting income or loss by segment, together with a reconciliation of underwriting income or loss to net income for the year ended December 31, 2002:

	Year Ended December 31, 2002
	Reinsurance	Insurance	Total
	(U.S. dollars in thousands)
Gross premiums written (1)	$908,732	$664,559	$1,487,212
Net premiums written (1)	882,700	378,927	1,261,627
Net premiums earned (1)	$500,980	$153,996	$654,976
Policy-related fee income	—	9,418	9,418
Losses and loss adjustment expenses	(315,766)	(108,772)	(424,538)
Acquisition expenses, net	(105,391)	(13,570)	(118,961)
Other operating expenses	(18,849)	(42,827)	(61,676)

Underwriting income (loss)	$60,974	($1,755)	$59,219

Net investment income			51,249
Net realized losses			(839)
Other fee income, net of related expenses			(910)
Other income			2,175
Other expenses			(9,323)
Net foreign exchange gains			2,449
Non-cash compensation			(49,480)

Income before income taxes and extraordinary item			54,540
Income tax benefit			556

Income before extraordinary item			55,096
Extraordinary gain, net of $0 tax expense			3,886

Net income			$58,982

Underwriting Ratios
Loss ratio	63.0%	70.6%	64.8%
Acquisition expense ratio (2)	21.0%	2.7%	16.7%
Other operating expense ratio	3.8%	27.8%	9.4%

Combined ratio	87.8%	101.1%	90.9%

(1)
Certain amounts included in the gross premiums written of each segment are related to intersegment transactions and are included in the gross premiums written of each segment. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total. The reinsurance segment results include $86.1 million of gross and net premiums written and $36.9 million of net premiums earned assumed through intersegment transactions.

(2)
The acquisition expense ratio is adjusted to include policy-related fee income.

        The following table sets forth the reinsurance segment's net premiums written and earned, together with net premiums written by client location for the years ended December 31, 2004, 2003 and 2002:

	Years Ended December 31,
	2004		2003		2002
REINSURANCE SEGMENT	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(U.S. dollars in thousands)
Net premiums written (1)
Casualty	$828,672	52.2	$648,119	41.4	$245,236	27.8
Property excluding property catastrophe	281,317	17.7	302,560	19.3	166,344	18.8
Other specialty	243,474	15.3	360,148	23.0	173,087	19.6
Property catastrophe	103,372	6.5	99,562	6.4	110,989	12.6
Marine and aviation	89,156	5.6	91,706	5.8	60,383	6.8
Non-traditional	30,014	1.9	52,911	3.4	109,978	12.5
Casualty clash	12,043	0.8	11,813	0.7	16,683	1.9

Total	$1,588,048	100.0	$1,566,819	100.0	$882,700	100.0

Net premiums earned (1)
Casualty	$777,625	49.4	$483,393	36.4	$94,291	18.8
Property excluding property catastrophe	277,115	17.6	287,220	21.6	87,908	17.6
Other specialty	284,998	18.1	291,467	21.9	109,293	21.8
Property catastrophe	99,952	6.4	108,153	8.1	82,702	16.5
Marine and aviation	88,750	5.6	78,928	5.9	30,127	6.0
Non-traditional	33,222	2.1	67,618	5.1	82,423	16.5
Casualty clash	11,661	0.8	12,894	1.0	14,236	2.8

Total	$1,573,323	100.0	$1,329,673	100.0	$500,980	100.0

Net premiums written by client location (1)
North America	$1,014,588	63.9	$972,012	62.0	$515,334	58.4
Europe	349,910	22.0	446,086	28.5	254,901	28.9
Bermuda	156,734	9.9	92,006	5.9	51,562	2.8
Asia and Pacific	28,376	1.8	20,912	1.3	24,796	5.8
Other	38,440	2.4	35,803	2.3	36,107	4.1

Total	$1,588,048	100.0	$1,566,819	100.0	$882,700	100.0

(1)
Reinsurance segment results include net premiums written and earned of $128.2 million and $134.1 million, respectively, assumed through intersegment transactions for the year ended December 31, 2004, $162.8 million and $135.3 million, respectively, for the year ended December 31, 2003 and $86.1 million and $36.9 million, respectively, for the year ended December 31, 2002. Reinsurance segment results exclude premiums written and earned of $7.5 million and $7.1 million, respectively, ceded through intersegment transactions for the year ended December 31, 2004 and $2.9 million and $0.9 million, respectively, for the year ended December 31, 2003.

        The following table sets forth the insurance segment's net premiums written and earned, together with net premiums written by client location for the years ended December 31, 2004, 2003 and 2002:

	Years Ended December 31,
	2004		2003		2002
INSURANCE SEGMENT	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(U.S. dollars in thousands)
Net premiums written (1)
Casualty	$289,816	20.8	$224,596	19.2	$64,165	16.9
Programs	284,911	20.5	344,915	29.4	88,178	23.3
Property, marine and aviation	178,654	12.8	121,393	10.4	50,772	13.4
Professional liability	171,796	12.4	105,648	9.0	20,436	5.4
Construction and surety	165,347	11.9	143,581	12.3	31,254	8.2
Executive assurance	128,224	9.2	114,268	9.7	49,479	13.1
Healthcare	62,885	4.5	38,127	3.3	23,624	6.2
Other	110,351	7.9	79,068	6.7	51,019	13.5

Total	$1,391,984	100.0	$1,171,596	100.0	$378,927	100.0

Net premiums earned (1)
Casualty	$240,368	17.9	$164,329	18.6	$18,998	12.3
Programs	325,378	24.2	280,730	31.8	33,948	22.0
Property, marine and aviation	155,622	11.6	85,199	9.6	16,638	10.8
Professional liability	169,639	12.6	71,087	8.1	5,817	3.8
Construction and surety	175,969	13.1	73,601	8.3	7,071	4.6
Executive assurance	121,067	9.0	87,259	9.9	18,288	11.9
Healthcare	53,125	4.0	37,873	4.3	5,263	3.4
Other	101,391	7.6	82,848	9.4	47,973	31.2

Total	$1,342,559	100.0	$882,926	100.0	$153,996	100.0

Net premiums written by client location (1)
North America	$1,347,976	96.8	$1,140,064	97.3	$375,725	99.2
Other	44,008	3.2	31,532	2.7	3,202	0.8

Total	$1,391,984	100.0	$1,171,596	100.0	$378,927	100.0

(1)
Insurance segment results include net premiums written and earned of $7.5 million and $7.1 million, respectively, assumed through intersegment transactions for the year ended December 31, 2004 and $2.9 million and $0.9 million, respectively, for the year ended December 31, 2003. Insurance segment results exclude premiums written and earned of $128.2 million and $134.1 million, respectively, ceded through intersegment transactions for the year ended December 31, 2004, $162.8 million and $135.3 million, respectively, for the year ended December 31, 2003 and $86.1 million and $36.9 million, respectively, for the year ended December 31, 2002.

4.    Reinsurance

        In the normal course of business, the Company's insurance subsidiaries cede a substantial portion of their premium through pro rata, excess of loss and facultative reinsurance agreements. The Company's reinsurance subsidiaries purchase a limited amount of retrocessional coverage as part of their aggregate risk management program. In addition, the Company's reinsurance subsidiaries participate in "common account" retrocessional arrangements for certain pro rata treaties. Such arrangements reduce the effect of individual or aggregate losses to all companies participating on such treaties, including the reinsurers, such as the Company's reinsurance subsidiaries, and the ceding company. Reinsurance recoverables are recorded as assets, predicated on the reinsurers' ability to meet their obligations under the reinsurance agreements. If the reinsurers are unable to satisfy their obligations under the agreements, the Company's insurance subsidiaries would be liable for such defaulted amounts (see Note 11).

        The following table sets forth the effects of reinsurance on the Company's reinsurance and insurance subsidiaries with unaffiliated reinsurers.

	Years Ended December 31,
	2004	2003	2002
	(U.S. dollars in thousands)
Premiums Written
Direct	$2,047,499	$1,609,821	$629,988
Assumed	1,620,492	1,616,180	857,224
Ceded	(687,959)	(487,586)	(225,585)

Net	$2,980,032	$2,738,415	$1,261,627

Premiums Earned
Direct	$1,879,509	$1,273,110	$345,252
Assumed	1,639,321	1,340,268	473,220
Ceded	(602,948)	(400,779)	(163,496)

Net	$2,915,882	$2,212,599	$654,976

Losses and Loss Adjustment Expenses Incurred
Direct	$1,225,955	$887,974	$300,950
Assumed	1,059,963	818,466	305,875
Ceded	(409,313)	(292,889)	(182,287)

Net	$1,876,605	$1,413,551	$424,538

5.    Reserve for Losses and Loss Adjustment Expenses

        The following table represents an analysis of losses and loss adjustment expenses and a reconciliation of the beginning and ending reserve for losses and loss adjustment expenses.

	December 31,
	2004	2003	2002
	(U.S. dollars in thousands)
Reserve for losses and loss adjustment expenses at beginning of year	$1,951,967	$592,432	$111,494
Unpaid losses and loss adjustment expenses recoverable	409,451	211,100	90,442

Net reserve for losses and loss adjustment expenses at beginning of year	1,542,516	381,332	21,052
Increase (decrease) in net losses and loss adjustment expenses incurred relating to losses occurring in:
Current year	1,975,312	1,454,533	420,574
Prior years	(98,707)	(40,982)	3,964

Total net incurred losses and loss adjustment expenses	1,876,605	1,413,551	424,538
Net losses and loss adjustment expense reserves of acquired (sold) companies	(21,944)	—	11,370
Exchange rate effects	39,930	17,492	642
Less net losses and loss adjustment expenses paid relating to losses occurring in:
Current year	314,545	154,897	59,288
Prior years	247,410	114,962	16,982

Total net paid losses and loss adjustment expenses	561,955	269,859	76,270
Net reserve for losses and loss adjustment expenses at end of year	2,875,152	1,542,516	381,332
Unpaid losses and loss adjustment expenses recoverable	695,582	409,451	211,100

Reserve for losses and loss adjustment expenses at end of year	$3,570,734	$1,951,967	$592,432

        Insurance and reinsurance reserves are inherently subject to uncertainty. The reserves for losses and loss adjustment expenses represent estimates involving actuarial and statistical projections at a given point in time of the Company's expectations of the ultimate settlement and administration costs of losses incurred and it is likely that the ultimate liability may exceed or be less than such estimates. The Company's reserving method to date has primarily been the expected loss method, which is commonly applied when limited loss experience exists. The Company selects the initial expected loss and loss adjustment expense ratios based on information derived by its underwriters and actuaries during the initial pricing of the business, supplemented by industry data where appropriate. These ratios consider, among other things, rate increases and changes in terms and conditions that have been observed in the market. It is possible that claims in respect of events that have occurred could exceed the Company's reserves and have a material adverse effect on its results of operations in a particular period or the Company's financial condition in general.

6.    Deposit Accounting

        Certain assumed reinsurance contracts are deemed, for financial reporting purposes, not to transfer insurance risk, and are accounted for using the deposit method of accounting. However, it is possible that the Company could incur financial losses on such contracts. For those contracts that contain an element of underwriting risk, the estimated profit margin is deferred and amortized over the contract period and such amount is included in the Company's underwriting results. When the estimated profit margin is explicit, the margin is reflected as fee income and any adverse financial results on such contracts are reflected as incurred losses. For the years ended December 31, 2004, 2003 and 2002, the Company recorded $0.6 million, $7.4 million and $7.1 million of fee income on such contracts, respectively. When the estimated profit margin is implicit, the margin is reflected as an offset to paid losses and any adverse financial results on such contracts are reflected as incurred losses. For the year ended December 31, 2004, the Company incurred losses of $0.8 million on such contracts which were reflected as an increase to paid losses. For the years ended December 31, 2003 and 2002, the Company recorded $4.1 million and nil as an offset to paid losses, respectively. On a notional basis, the amount of premiums from those contracts that contain an element of underwriting risk was $81.4 million, $175.6 million and $175.8 million, respectively, for the years ended December 31, 2004, 2003 and 2002.

7.    Investment Information

        The following tables reconcile estimated fair value and carrying value to the amortized cost of fixed maturities and equity securities:

	December 31, 2004
	Estimated Fair Value and Carrying Value	Gross Unrealized Gains	Gross Unrealized (Losses)	Amortized Cost
	(U.S. dollars in thousands)
Fixed maturities:
U.S. government and government agencies	$2,266,411	21,317	(11,176)	$2,256,270
Corporate bonds	1,419,911	12,436	(7,810)	1,415,285
Asset backed securities	766,651	276	(6,367)	772,742
Municipal bonds	536,742	6,733	(1,117)	531,126
Non-U.S. government securities	316,311	23,719	(455)	293,047
Mortgage backed securities	158,086	1,480	(937)	157,543
Commercial mortgage backed securities	81,009	1,096	(267)	80,180

	5,545,121	67,057	(28,129)	5,506,193
Equity securities:
Privately held	21,571	4,549	—	17,022

Total	$5,566,692	$71,606	($28,129)	$5,523,215

	December 31, 2004
	Estimated Fair Value and Carrying Value	Gross Unrealized Gains	Gross Unrealized (Losses)	Amortized Cost
	(U.S. dollars in thousands)
Fixed maturities:
U.S. government and government agencies	$1,331,911	$4,626	($848)	$1,328,133
Corporate bonds	1,106,380	25,662	(1,612)	1,082,330
Asset backed securities	690,927	2,400	(1,495)	690,022
Municipal bonds	209,568	2,358	(131)	207,341
Commercial mortgage backed securities	32,463	1,487	(54)	31,030
Mortgage backed securities	15,791	813	—	14,978
Non-U.S. government securities	11,384	2,025	—	9,359

	3,398,424	39,371	(4,140)	3,363,193
Equity securities:
Privately held	32,476	4,850	(6)	27,632

Total	$3,430,900	$44,221	($4,146)	$3,390,825

        The Company frequently reviews its investment portfolio for declines in fair value. The Company's process for identifying declines in the fair value of investments that are other than temporary involves consideration of several factors. These factors include (i) the time period in which there has been a significant decline in value, (ii) an analysis of the liquidity, business prospects and overall financial condition of the issuer, (iii) the significance of the decline and (iv) the Company's intent and ability to hold the investment for a sufficient period of time for the value to recover. Generally, a change in the market or interest rate environment does not constitute an impairment of an investment but rather a temporary decline. When the Company's analysis of the above factors results in the Company's conclusion that declines in fair values are other than temporary, the cost of the securities is written down to fair value and is reflected as a realized loss.

        The Company had gross unrealized losses on its fixed maturity securities of $28.1 million and $4.1 million at December 31, 2004 and 2003, respectively. At December 31, 2004 and 2003, on a lot level basis, approximately 1,135 and 349 fixed maturity securities out of a total of approximately 2,029 and 1,363 securities were in an unrealized loss position, respectively, and the largest single unrealized loss from one investment in the Company's fixed maturity portfolio was $1.4 million and $0.3 million, respectively. The information presented below for the gross unrealized losses on the Company's fixed maturity securities at December 31, 2004 and 2003 indicates the potential effect upon future earnings and financial position in the event management later concludes that some of the current declines in the fair value of such securities are other than temporary.

        The following table provides an analysis of the length of time each of those fixed maturities with an unrealized loss at December 31, 2004 has been in a continual unrealized loss position:

	Less than 12 Months		12 Months or greater and less than 18 months
	Estimated Fair Value and Carrying Value	Gross Unrealized (Losses)	Estimated Fair Value and Carrying Value	Gross Unrealized (Losses)
	(U.S. dollars in thousands)
Fixed maturities:
U.S. government and government agencies	$1,298,312	($11,175)	$189	($1)
Corporate bonds	723,459	(6,919)	20,589	(345)
Asset backed securities	629,971	(5,450)	12,729	(281)
Municipal bonds	150,171	(1,117)	—	—
Mortgage backed securities	63,798	(937)	—	—
Commercial mortgage backed securities	40,988	(267)	—	—
Non-U.S. government securities	40,858	(455)	—	—

Total	$2,947,557	($26,320)	$33,507	($627)

	Equal or greater than 18 months		Total
	Estimated Fair Value and Carrying Value	Gross Unrealized (Losses)	Estimated Fair Value and Carrying Value	Gross Unrealized (Losses)
Fixed maturities:
U.S. government and government agencies	$—	$—	$1,298,501	($11,176)
Corporate bonds	22,957	(546)	767,005	(7,810)
Asset backed securities	47,932	(636)	690,632	(6,367)
Municipal bonds	—	—	150,171	(1,117)
Mortgage backed securities	—	—	63,798	(937)
Commercial mortgage backed securities	—	—	40,988	(267)
Non-U.S. government securities	—	—	40,858	(455)

Total	$70,889	($1,182)	$3,051,953	($28,129)

        At December 31, 2003, no fixed maturities or equity securities had been in an unrealized position for more than twelve months and one equity security with a fair value of $1.9 million was held with an unrealized loss of $6,000 at December 31, 2003. The following table provides the components of fixed maturities with an unrealized loss at December 31, 2003:

	Less than 12 Months
	Estimated Fair Value and Carrying Value	Gross Unrealized (Losses)
	(U.S. dollars in thousands)
Fixed maturities:
U.S. government and government agencies	$590,324	($848)
Corporate bonds	183,581	(1,612)
Asset backed securities	297,740	(1,495)
Municipal bonds	53,805	(131)
Commercial mortgage backed securities	6,307	(54)
Total	1,131,757	4,140)

        In assessing whether securities in its fixed maturities portfolio are other-than-temporarily impaired ("OTTI"), the Company consulted its external investment managers and assigned its fixed maturities into five categories at December 31, 2004:

  (1)
  Securities with market values equal to or in excess of their amortized cost, which by definition are not subject to OTTI review. As of December 31, 2004, the Company's fixed maturities portfolio had approximately $2.5 billion of securities in this category with an unrealized gain of approximately $67.1 million.

  (2)
  U.S. Government and agency securities in an unrealized loss position (where market value is less than amortized cost). Any unrealized losses on the Company's investments in U.S. Treasury obligations and direct obligations of the U.S. government agencies were the result of interest rate increases. Because the Company has the ability and intent to hold these investments for a sufficient period of time for the value to recover, the Company does not consider these investments to be OTTI at December 31, 2004. As of December 31, 2004, the Company's fixed maturities portfolio had approximately $1.3 billion of securities in this category with an unrealized loss of approximately $11.2 million.

  (3)
  Other securities in an unrealized loss position, where there has been no perceived change in credit status. The unrealized loss related to these securities was primarily the result of changes in the interest rate environment rather than by particular credit issues. Because the Company has the ability and intent to hold these type investments for a sufficient period of time for the value to recover, it does not consider these securities to be OTTI at December 31, 2004. As of December 31, 2004, the Company's fixed maturities portfolio had approximately $1.7 billion of securities in this category with an unrealized loss of approximately $16.3 million.

  (4)
  Other securities in an unrealized loss position, where there may have been some change in credit status but where the securities are not categorized as OTTI at December 31, 2004 due to the specific facts and circumstances of each issuer and the Company's ability and intent to hold these securities for a sufficient period of time for the value to recover. As of December 31, 2004, the

    Company held approximately $28.5 million of securities in this category with an unrealized loss of approximately $0.6 million.

  (5)
  Other securities in an unrealized loss position which, in the Company's judgment, due to specific facts and circumstances (change in credit status among them) may not recover in price to fair value and may be required to be classified as OTTI. As of December 31, 2004, none of the securities in the Company's fixed maturities portfolio were classified in this category.

        In addition, the Company consulted with its external investment managers and reviewed each fixed maturity security that had been in an unrealized loss position for more than 12 months. The Company determined through discussions and analysis with the relevant external investment managers that none of these securities were OTTI due to the specific facts and circumstances and credit status of the issuer and due to the Company's ability and intent to hold these securities for a sufficient period of time for the value to recover. As of December 31, 2004, the Company held approximately $104.4 million of securities that had been in a loss position for more than 12 months, with a collective unrealized loss of approximately $1.8 million.

  Fixed Maturities

        Contractual maturities of the Company's fixed maturities at December 31, 2004 and 2003 are shown below. Expected maturities, which are management's best estimates, will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31,
	2004		2003
	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
	(U.S. dollars in thousands)
Due in one year or less	$57,415	$57,623	$234,674	$233,459
Due after one year through five years	2,188,908	2,173,522	2,267,626	2,239,595
Due after five years through 10 years	1,564,536	1,557,570	137,583	135,364
Due after 10 years	809,525	787,193	51,823	49,775

	4,620,384	4,575,908	2,691,706	2,658,193
Asset backed securities	766,651	772,742	690,927	690,022
Mortgage backed securities	158,086	157,543	15,791	14,978

Total	$5,545,121	$5,506,193	$3,398,424	$3,363,193

        At December 31, 2004 and 2003, the weighted average contractual maturities of the Company's total fixed maturity and short-term investments, based on fair value, were 6.6 years and 3.4 years, respectively, while the weighted average expected maturities of the Company's total fixed maturity and short-term investments, based on fair value and as calculated by the Company's external investment managers, were 5.3 years and 2.3 years, respectively. Approximately 98% and 100% of the fixed maturity investments held by the Company were rated investment grade by Standard & Poor's Corporation or Moody's Investors Service, Inc. at December 31, 2004, and 2003, respectively. There were no investments in any entity in excess of 10% of the Company's shareholders' equity at

December 31, 2004 or 2003 other than investments issued or guaranteed by the United States government or its agencies.

  Privately Held Equity Securities

        At December 31, 2004, the Company held three privately held securities totaling $21.6 million carried at fair value. At December 31, 2003, privately held securities of $32.5 million consisted of $9.1 million of investments carried under the equity method of accounting and $23.4 million of securities carried at fair value. During 2004, the Company sold the two investments carried under the equity method of accounting. The Company's investments in privately held equity securities were made as part of its prior investment strategy to hold investments related to insurance and reinsurance companies. The Company's investment commitments relating to its privately held securities totaled approximately $0.4 million at December 31, 2004.

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

        The following table details the value of restricted assets at December 31, 2004 and 2003:

	December 31,
	2004	2003
	(U.S. dollars in thousands)
Deposits with U.S. regulatory authorities	$105,319	$56,733
Deposits with non-U.S. regulatory authorities	1,468	178
Assets used for collateral or guarantees	461,978	232,244
Trust funds	54,922	513

Total restricted assets	$623,687	$289,668

        In addition, Arch Re Bermuda maintains assets in trust accounts to support insurance and reinsurance transactions with affiliated U.S. companies. At December 31, 2004 and 2003, such amounts approximated $2.25 billion and $1.12 billion, respectively.

  Net Investment Income

        The components of net investment income were derived from the following sources:

	Years Ended December 31,
	2004	2003	2002
	(U.S. dollars in thousands)
Fixed maturities	$146,175	$81,659	$48,325
Short-term investments	2,781	2,505	4,201
Privately held securities	902	571	407

Gross investment income	149,858	84,735	52,933
Investment expenses	(6,153)	(3,743)	(1,684)

Net investment income	$143,705	$80,992	$51,249

  Realized Gains (Losses)

        Net realized gains (losses) were as follows:

	Years Ended December 31,
	2004	2003	2002
	(U.S. dollars in thousands)
Fixed maturities	$22,007	$22,488	($6,350)
Publicly traded equity securities	—	—	(269)
Privately held securities	4,980	692	5,780
Other	3,250	2,137	—

Net realized gains (losses)	30,237	25,317	(839)
Income tax expense	(2,623)	(2,245)	(1,779)

Net realized gains (losses), net of tax	$27,614	$23,072	($2,618)

        Proceeds from the sales, redemptions and maturities of fixed maturities during 2004, 2003 and 2002 were $4.34 billion, $2.67 billion and $407.1 million, respectively. Gross gains of $34.4 million, $27.5 million and $3.6 million were realized on those transactions during 2004, 2003 and 2002, respectively. Gross losses of $12.4 million, $5.0 million and $10.0 million were realized during 2004, 2003 and 2002, respectively. Included in "Other" for 2004 is a $1.4 million gain recorded in connection with a forward swap hedge, a derivative investment, and a $1.9 million gain to reflect the change in fair value of embedded derivatives contained in certain reinsurance contracts which are on a funds withheld basis. For the year ended December 31, 2003, amounts included in "Other" in the table above included $1.9 million of proceeds received from a class action lawsuit related to a publicly traded equity security which the Company previously owned and for which the Company had recorded a significant realized loss in a prior year.

8.    Acquisition and Sale of Subsidiaries

  Acquisition of Western Diversified Casualty Insurance Company

        On June 23, 2003, the Company acquired Western Diversified, an admitted insurer in 46 states and the District of Columbia, from Western Diversified Services, Inc., a subsidiary of Protective Life Corporation (NYSE: PL), for the purpose of obtaining licenses for the Company's insurance operations. The cost of the acquisition was $17.1 million, paid in cash. At closing, Western Diversified, which was acquired to support the operations of the Company's insurance segment, had net assets of approximately $10.1 million. Protective Life Corporation and certain of its affiliates have entered into agreements to reinsure and guarantee all liabilities arising out of Western Diversified's business prior to the closing of the acquisition. In connection with the acquisition of Western Diversified, the Company recorded $7.0 million of goodwill and intangible assets, which primarily consist of state licenses and authorities to conduct insurance business. Such intangible assets have an indefinite life.

  Sale of Hales & Company Inc.

        During the 2004 second quarter, the Company entered into negotiations to sell Hales, its merchant banking operations, to certain members of the management of Hales. In October 2004, the Company sold Hales for $1.0 million in cash and a promissory note in the principal amount of $1.9 million, which matures in October 2010. The note, which bears interest at 6.3% per annum and is subject to mandatory payments, was recorded by the Company at fair value and is included in other assets. Included in other income (loss) for the year ended December 31, 2004 is a charge of $4.5 million resulting from a write-down of the carrying value of Hales (see "Goodwill and Intangible Assets Relating to Acquisitions" below) and a realized loss of approximately $0.1 million recorded on the sale of Hales.

        Sale of American Independent Insurance Holding Company, Inc. and The Personal Service
Insurance Co.

        In December 2004, the Company completed the sale of American Independent, PSIC and affiliated entities, which conducted its non-standard automobile insurance operations, for a cash purchase price of $45.0 million. Included in other income (loss) for the year ended December 31, 2004 is a loss of approximately $1.9 million on the sale of American Independent, PSIC and affiliated entities. The Company originally acquired American Independent in February 2001 and PSIC in November 2002. The Company recorded an extraordinary gain of $3.9 million in 2002 from the acquisition of PSIC, which represented the excess of the fair value of acquired net assets of $6.4 million over the purchase price of $2.5 million. The Company recorded an additional extraordinary gain of $0.8 million in 2003, which represented an adjustment to the fair value of PSIC due to the recognition of deferred tax assets as a result of the acquisition. During specified periods, the Company will continue to provide reinsurance support to the subsidiaries transferred in the sale.

  Pro Forma Financial Information

        Pro forma financial information has not been prepared for the acquisitions of Arch Specialty and PSIC in 2002 and Western Diversified in 2003 because none of such acquisitions comprised a significant portion of the Company's financial position or results of operations during the year of acquisition.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Goodwill and Intangible Assets Relating to Acquisitions

        The carrying amount of goodwill and intangible assets at December 31, 2004 was $16.7 million relating to the Company's insurance subsidiaries ($7.0 million, $6.8 million and $2.9 million relating to the acquisitions of Western Diversified, ART Services and Arch Specialty, respectively). As required by SFAS No. 142, the Company completed a transitional goodwill impairment test upon adoption and, pursuant to such test, determined that no impairment existed at January 1, 2002. The annual impairment test was completed and, pursuant to such test, the Company determined that no impairment existed at December 31, 2004. Goodwill and intangible assets decreased by $19.2 million during 2004. The decrease primarily resulted from the sale of the Company's non-standard automobile insurance operations described above, whereby the Company monetized $13.6 million of goodwill. The remainder of the decrease resulted from a $4.5 million write-down of the carrying value of Hales, included in other income (loss), and a further decrease in goodwill of $1.1 million upon the sale of Hales in October 2004.

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

        ACGL will be subject to U.S. federal income tax only to the extent that it derives U.S. source income that is subject to U.S. withholding tax or income that is effectively connected with the conduct of a trade or business within the U.S. and is not exempt from U.S. tax under an applicable income tax treaty with the U.S. ACGL will be subject to a withholding tax on dividends from U.S. investments and interest from certain U.S. payors. ACGL does not consider itself to be engaged in a trade or business within the U.S. and, consequently, does not expect to be subject to direct U.S. income taxation. However, because there is uncertainty as to the activities which constitute being engaged in a trade or business within the United States, there can be no assurances that the U.S. Internal Revenue Service will not contend successfully that ACGL or its non-U.S. subsidiaries are engaged in a trade or business in the United States. If ACGL or any of its non-U.S. subsidiaries were subject to U.S. income tax, ACGL's shareholders' equity and earnings could be adversely affected. ACGL's U.S. subsidiaries are subject to U.S. income taxes on their worldwide income. ACGL's U.K. subsidiaries are subject to U.K. corporation tax on their worldwide income.

        The components of income taxes attributable to operations for the years ended December 31, 2004, 2003 and 2002 were as follows:

	Years Ended December 31,
	2004	2003	2002
	(U.S. dollars in thousands)
Current expense:
U.S. Federal	$49,844	$41,842	$6,536
U.S. State	462	327	837
Non-U.S.	338	44	—

	50,644	42,213	$7,373

Deferred benefit:
U.S. Federal	(23,760)	(15,488)	(7,929)
Non-U.S.	(656)	—	—

	(24,416)	(15,488)	(7,929)

Income tax expense (benefit)	$26,228	$26,725	($556)

        The expected tax provision computed on pre-tax income at the weighted average tax rate has been calculated as the sum of the pre-tax income in each jurisdiction multiplied by that jurisdiction's applicable statutory tax rate. A reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate for the years December 31, 2004, 2003 and 2002 follows:

	Years Ended December 31,
	2004	2003	2002
	(U.S. dollars in thousands)
Expected income tax expense computed on pre-tax income at weighted average income tax rate	$27,169	$22,271	$2,204
Addition (reduction) in income tax expense (benefit) resulting from:
Valuation allowance	—	(773)	(7,421)
Tax-exempt investment income	(2,912)	(280)	(132)
Limitation on executive compensation	—	581	1,656
State taxes, net of U.S. federal tax benefit	301	213	544
Prior year adjustment	2,669	1,249	(452)
Other	(999)	3,464	3,045

Income tax expense (benefit)	$26,228	$26,725	($556)

        The Company has net operating loss carryforwards in its U.S. operating subsidiaries and Arch-Europe, its U.K. operating subsidiary, totaling $29.2 million at December 31, 2004. Such net operating losses are currently available to offset future taxable income of the subsidiaries. Under applicable law, the U.S. net operating loss carryforwards expire between 2012 and 2020, and the net operating loss carryforward of Arch-Europe will not expire. The Company also has an alternative minimum tax ("AMT") credit carryforward in the amount of $1.0 million which can be carried forward without expiration.

        On November 20, 2001, the Company underwent an ownership change for U.S. federal income tax purposes as a result of the investment led by investment funds associated with Warburg Pincus LLC ("Warburg Pincus") and Hellman and Friedman LLC ("Hellman & Friedman"). As a result of this ownership change, limitations have been imposed upon the utilization by the Company's U.S. operating subsidiaries of existing net operating losses. Utilization by such subsidiaries of the net operating losses, capital loss carryforwards and the AMT credit carryforward is limited to approximately $5.1 million per year in accordance with Section 382 of the Internal Revenue Code of 1986 as amended (the "Code").

        Deferred income tax assets and liabilities reflect temporary differences based on enacted tax rates between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Significant components of the Company's deferred income tax assets and liabilities as of December 31, 2004 and 2003 were as follows:

	December 31,
	2004	2003
	(U.S. dollars in thousands)
Deferred income tax assets:
Net operating loss	$10,121	$13,575
Deferred ceding commission	14,617	5,544
AMT credit carryforward	959	1,389
Discounting of net unpaid loss reserves	19,510	11,942
Net unearned premium reserve	7,987	11,055
Deferred unallocated loss adjustment expenses	4,749	—
Compensation liabilities	10,553	1,901
Other, net	2,241	134

Total deferred tax assets	70,737	45,540

Deferred income tax liabilities:
Equity in net income on investees, net	(2,265)	(1,841)
Depreciation and amortization	(5,449)	(3,587)
Foreign transaction exchange gains	(1,045)	—
Net unrealized appreciation of investments	(1,838)	(4,774)
Net unrealized foreign exchange gains	(36)	—

Total deferred tax liabilities	(10,633)	(10,202)

Valuation allowance	(1,359)	(1,359)

Net deferred income tax asset	$58,745	$33,979

        The Company has provided a valuation allowance to reduce certain deferred tax assets to an amount which management expects to more likely than not be realized. For the years ended December 31, 2003 and 2002, the Company reversed a portion of the valuation allowance on certain of its deferred tax assets and recorded a benefit of $0.8 million and $7.4 million, respectively. The valuation allowance reversals were based on the Company's restructuring of its U.S.-based insurance operations and its business plan, which included a substantial increase in its taxable investment portfolio in 2002. At December 31, 2004 and 2003, a valuation allowance of $1.4 million was provided against a deferred tax asset in one of the Company's subsidiaries that currently does not have a business plan to produce significant future taxable income.

        The Company paid income taxes totaling $27.3 million and $44.6 million for the years ended December 31, 2004 and 2003, respectively. As of December 31, 2004, the Company's current income tax liability (included in other liabilities) was $20.3 million.

10.    Transactions with Related Parties

        Effective August 1, 2003, Constantine Iordanou became President and Chief Executive Officer of ACGL. Mr. Iordanou succeeded Peter Appel, who remains on the board of directors of ACGL. Effective July 31, 2003, the Company agreed to pay $2.3 million to Mr. Appel in recognition of his performance during his tenure as President and Chief Executive Officer of ACGL. In addition, Mr. Appel agreed to assist ACGL in seeking to maximize the value of the assets deemed "non-core" under the subscription agreement entered into in connection with the November 2001 capital infusion. In that connection, the Company entered into a non-core business payment agreement with Mr. Appel which provided that Mr. Appel would be paid an amount equal to $1.5 million if, and only if, the aggregate of the realized values of all non-core assets equaled or exceeded the aggregate of the adjusted closing book values of all such non-core assets. The agreement also provided that Mr. Appel would be paid an amount equal to 15% of the net excess, if any, of the realized value over the adjusted closing book value of all the non-core assets; provided, however that any such additional amount payable would not exceed $1.5 million (such that the aggregate amount payable under the non-core business payment agreement would not exceed $3.0 million). As a result of the resolution between the Company and the original investors from the November 2001 capital infusion regarding the value of the non-core assets (see Note 13, "Share Capital—Series A Convertible Preference Shares"), at December 31, 2003, the Company accrued $3.0 million related to the non-core business payment agreement, which amount was subsequently paid to Mr. Appel in February 2004.

        In connection with the Company's information technology initiative in 2002, the Company entered into arrangements with two software companies, which provide document management systems and information and research tools to insurance underwriters, in which Robert Clements and John Pasquesi, Chairman and Vice Chairman of ACGL's board of directors, respectively, each hold minority ownership interests. The Company will pay approximately $50,000 in fees under one arrangement for the period of July 2004 to July 2005 while the other arrangement is variable based on usage. The Company made payments of approximately $0.5 million, $0.6 million and $0.2 million under such arrangements for the years ended December 31, 2004, 2003 and 2002, respectively.

        During 2002, the Company leased temporary office space from Tri-City Brokerage Inc. (together with its affiliates, "Tri-City"), a company in which Peter Appel, a current director and the former President and Chief Executive Officer of ACGL, Mr. Clements and Distribution Investors, LLC held ownership interests until March 2003. The aggregate rental payments related to such lease were approximately $0.2 million through March 31, 2003. In addition, Tri-City, as broker, placed business with the Company's insurance operations and the Company incurred commission expenses of approximately $1.1 million under such arrangements for the three months ended March 31, 2003. In March 2003, the Company's merchant banking subsidiary, Hales, received a fee of $1.25 million from Tri-City for advisory services in connection with the sale of Tri-City to non-affiliated persons.

        During the 2002 third quarter, the Company's board of directors accelerated the vesting terms of certain restricted Common Shares granted to Robert Clements, Chairman of the board, in connection with the November 2001 capital infusion, and Mr. Clements agreed to repay the outstanding

$13.5 million loan previously made to him by the Company on or before November 12, 2002. Mr. Clements was granted 1,689,629 restricted Common Shares which were initially scheduled to vest in five equal annual amounts commencing on October 23, 2002. The vesting period and the amounts were changed as follows: 60% of the shares vested on October 23, 2002, 20% vested on October 23, 2003 and the remaining shares vested on October 23, 2004.

        The $13.5 million loan made by the Company to Mr. Clements was used by him to pay income and self employment taxes. Under his retention agreement, Mr. Clements received additional compensation in cash in an amount sufficient to defray the loan's interest costs. In order to facilitate the repayment of the loan, the Company agreed to repurchase, at Mr. Clements' option, an amount of his shares equal to the principal balance of the loan less any cash payment made by Mr. Clements, for a price per share based on the market price for the Common Shares as reported on the NASDAQ National Market on the date of sale. In addition, the Company agreed to make gross-up payments to Mr. Clements in the event of certain tax liabilities in connection with the repurchase. Pursuant to such arrangements, Mr. Clements sold 411,744 Common Shares for an aggregate purchase price of $11.5 million. Mr. Clements used all of such sale proceeds and $2.0 million in cash to repay the entire loan balance on November 12, 2002. The Company's diluted book value per share decreased by approximately $0.04 following such share repurchase. During the loan period, Mr. Clements received payments of $0.6 million from the Company under his retention agreement, of which $0.4 million was used by him to pay interest on the loan.

        The Company agreed to reimburse Warburg Pincus and Hellman & Friedman for their costs and expenses in connection with the November 2001 capital infusion. The Company has reimbursed Warburg Pincus and Hellman & Friedman approximately $2.3 million in the aggregate under such agreements. For a description of certain agreements entered into by the Company and the investors in connection with the capital infusion, see Note 13, "Share Capital—Series A Convertible Preference Shares."

11.    Commitments and Contingencies

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

        The areas where significant concentrations of credit risk may exist include unpaid losses and loss adjustment expenses recoverable, prepaid reinsurance premiums and paid losses and loss adjustment expenses recoverable net of reinsurance balances payable (collectively "reinsurance recoverables"), investments and cash and cash equivalent balances. The Company's reinsurance recoverables at December 31, 2004 and 2003 amounted to $874.4 million and $546.1 million, respectively, and primarily resulted from reinsurance arrangements entered into in the course of its operations. A credit exposure exists with respect to reinsurance recoverables as they may become uncollectible. The Company manages its credit risk in its reinsurance relationships by transacting with reinsurers that it considers financially sound and, if necessary, the Company may hold collateral in the form of funds, trust accounts and/or irrevocable letters of credit. This collateral can be drawn on for amounts that remain unpaid beyond specified time periods on an individual reinsurer basis.

        In addition, the Company underwrites a significant amount of its business through brokers and a credit risk exists should any of these brokers be unable to fulfill their contractual obligations with respect to the payments of insurance and reinsurance balances owed to the Company. During 2004, approximately 21.4% and 16.0% of the Company's consolidated gross written premiums were generated from or placed by Marsh & McLennan Companies and its subsidiaries and AON Corporation and its subsidiaries, respectively. During 2003, approximately 20.0%, 18.3% and 10.6% were generated from or placed by AON Corporation and its subsidiaries, Marsh & McLennan Companies and its subsidiaries and Willis Group Holdings and its subsidiaries, respectively. No other broker and no one insured or reinsured accounted for more than 10% of gross premiums written for the years ended December 31, 2004 and 2003.

        The Company's available for sale investment portfolio is managed by external managers in accordance with guidelines that have been tailored to meet specific investment strategies, including standards of diversification, which limit the allowable holdings of any single issue. There were no investments in any entity in excess of 10% of the Company's shareholders' equity at December 31, 2004 other than investments issued or guaranteed by the United States government or its agencies. The Company's investment commitments relating to its privately held securities totaled approximately $0.4 million at December 31, 2004.

  Variable Interest Entities

        The Company concluded that, under FASB Interpretation No. 46R ("FIN 46R"), "Consolidation of Variable Interest Entities," that it is required to consolidate the assets, liabilities and results of operations (if any) of a certain managing general agency in which one of its subsidiaries has an investment. Such agency ceased producing business in 1999 and is currently running-off its operations. Based on current information, there are no assets or liabilities of such agency required to be reflected on the face of the Company's consolidated financial statements that are not, or have not been previously, otherwise reflected therein.

  Letter of Credit and Revolving Credit Facilities

        On September 16, 2004, the Company entered into a three-year agreement ("Credit Agreement") for a $300 million unsecured revolving loan and letter of credit facility and a $400 million secured letter of credit facility. Letters of credit were issued under the Credit Agreement on September 17, 2004. Borrowings of revolving loans may be made by ACGL and Arch Re U.S. at a variable rate based on LIBOR or an alternative base rate at the option of the Company. The $300 million unsecured revolving loan is also available for the issuance of unsecured letters of credit up to $100 million for Arch Re U.S. Secured letters of credit are available for issuance on behalf of Arch Re U.S., Arch Insurance, Arch Specialty, Arch E&S and Western Diversified. The Credit Agreement replaced the Company's former credit agreement, dated as of September 12, 2003 and amended as of September 10, 2004, which provided for unsecured borrowings of up to $300 million. The Company used $200 million of the net proceeds from the offering of senior notes in May 2004 (see Note 12) to repay all amounts outstanding on the former credit agreement. Simultaneously with the execution of the Credit Agreement, the former credit agreement expired.

        Issuance of letters of credit and borrowings under the Credit Agreement are subject to the Company's compliance with certain covenants and conditions, including absence of a material adverse change. These covenants require, among other things, that the Company maintain a debt to shareholders' equity ratio of not greater than 0.35 to 1 and shareholders' equity in excess of $1.4 billion plus 40% of future aggregate net income beginning after September 30, 2004 (not including any future net losses) and 40% of future aggregate proceeds from the issuance of common or preferred equity, that the Company maintain minimum unencumbered cash and investment grade securities in the amount of $400 million and that the Company's principal insurance and reinsurance subsidiaries maintain at least a "B++" rating from A.M. Best. In addition, certain of the Company's subsidiaries which are parties to the Credit Agreement are required to maintain minimum shareholders' equity levels. The Company was in compliance with all covenants contained in the Credit Agreement at December 31, 2004. The Credit Agreement expires in September 2007.

        Including the secured letter of credit portion of the Credit Agreement and another letter of credit facility (together, the "LOC Facilities"), the Company has access to secured letter of credit facilities for up to a total of $575 million. The principal purpose of the LOC Facilities is to issue, as required, evergreen standby letters of credit in favor of primary insurance or reinsurance counterparties with which it has entered into reinsurance arrangements to ensure that such counterparties are permitted to take credit for reinsurance obtained from the Company's reinsurance subsidiaries in United States jurisdictions where such subsidiaries are not licensed or otherwise admitted as an insurer, as required under insurance regulations in the United States, and to comply with requirements of Lloyd's of London in connection with qualifying quota share and other arrangements. The amount of letters of credit issued is driven by, among other things, the timing and payment of catastrophe losses, loss development of existing reserves, the payment pattern of such reserves, the further expansion of the Company's business and the loss experience of such business. When issued, such letters of credit are secured by a portion of the Company's investment portfolio. In addition, the LOC Facilities also require the maintenance of certain covenants, which the Company was in compliance with at December 31, 2004. At such date, the Company had approximately $404.8 million in outstanding letters of credit under the LOC Facilities, which were secured by investments totaling $462.0 million. The other letter of credit facility expires in December 2005. It is anticipated that the LOC facilities will be renewed (or replaced) on expiry, but such renewal (or replacement) will be subject to the availability of credit from banks which the Company utilizes.

        In addition to letters of credit, the Company has and may establish insurance trust accounts in the U.S. and Canada to secure its reinsurance amounts payable as required. At December 31, 2004, Canadian (CAD) $38.9 million had been set aside in Canadian trust accounts.

  Leases and Purchase Obligations

        At December 31, 2004, the future minimum rental commitments, exclusive of escalation clauses and maintenance costs and net of rental income, for all of the Company's operating leases with remaining non-cancelable terms in excess of one year are as follows:

(U.S. dollars in thousands)
2005	$10,268
2006	10,417
2007	9,299
2008	9,013
2009	8,615
Thereafter	28,903

$76,515

        All of these leases are for the rental of office space, with expiration terms that range from 2006 to 2014. Rental expense, net of income from subleases, was approximately $12.4 million, $8.7 million and $3.2 million for the years ended December 31, 2004, 2003 and 2002, respectively.

        The Company has also entered into certain agreements which commit the Company to purchase goods or services, primarily related to software and computerized systems. Such purchase obligations were approximately $26.3 million and $15.0 million at December 31, 2004 and 2003, respectively.

  Employment and Other Arrangements

        At December 31, 2004, the Company has entered into employment agreements with certain of its executive officers for periods extending up to July 2008. Such employment arrangements provide for compensation in the form of base salary, annual bonus, share-based awards, participation in the Company's employee benefit programs and the reimbursements of expenses.

  Folksamerica Transaction and Related Contingencies

        On May 5, 2000, the Company sold the prior reinsurance operations of Arch Re U.S. pursuant to an agreement entered into as of January 10, 2000 with Folksamerica Reinsurance Company and Folksamerica Holding Company (collectively, "Folksamerica"). Folksamerica Reinsurance Company assumed Arch Re U.S.'s liabilities under the reinsurance agreements transferred in the asset sale and Arch Re U.S. transferred to Folksamerica Reinsurance Company assets estimated in an aggregate amount equal in book value to the book value of the liabilities assumed. The Folksamerica transaction was structured as a transfer and assumption agreement (and not reinsurance) and, accordingly, the loss reserves (and any related reinsurance recoverables) relating to the transferred business are not included as assets or liabilities on the Company's balance sheet. Folksamerica assumed Arch Re U.S.'s rights and obligations under the reinsurance agreements transferred in the asset sale. The reinsureds under such agreements were notified that Folksamerica had assumed Arch Re U.S.'s obligations and that, unless the reinsureds object to the assumption, Arch Re U.S. will be released from its obligations to those reinsured. None of such reinsureds objected to the assumption. However, Arch Re U.S. will continue to be liable under those reinsurance agreements if the notice is found not to be an effective release by the reinsureds. Folksamerica has agreed to indemnify the Company for any losses arising out of the reinsurance agreements transferred to Folksamerica Reinsurance Company in the asset sale. However, in the event that Folksamerica refuses or is unable to perform its obligations to the Company, Arch Re U.S. may incur losses relating to the reinsurance agreements transferred in the asset sale. Folksamerica's A.M. Best rating was "A" (Excellent) at December 31, 2004.

        Under the terms of the agreement, in 2000, the Company had also purchased reinsurance protection covering the Company's transferred aviation business to reduce the net financial loss to Folksamerica on any large commercial airline catastrophe to $5.4 million, net of reinstatement premiums. Although the Company believes that any such net financial loss will not exceed $5.4 million, the Company has agreed to reimburse Folksamerica if a loss is incurred that exceeds $5.4 million for aviation losses under certain circumstances prior to May 5, 2003. The Company also made representations and warranties to Folksamerica about the Company and the business transferred to Folksamerica for which the Company retains exposure for certain periods, and made certain other agreements. In addition, the Company retained its tax and employee benefit liabilities and other liabilities not assumed by Folksamerica, including all liabilities not arising under reinsurance agreements transferred to Folksamerica in the asset sale and all liabilities (other than liabilities arising under reinsurance agreements) arising out of or relating to a certain managing underwriting agency. Although Folksamerica has not asserted that any amount is currently due under any of the indemnities provided by the Company under the asset purchase agreement, Folksamerica has previously indicated a potential indemnity claim under the agreement in the event of the occurrence of certain future events. Based on all available information, the Company has denied the validity of any such potential claim.

12.    Senior Notes

        On May 4, 2004, ACGL completed a public offering of $300 million principal amount of 7.35% senior notes ("Senior Notes") due May 1, 2034 and received net proceeds of $296.4 million. ACGL used $200 million of the net proceeds to repay all amounts outstanding under a revolving credit agreement (see Note 11). ACGL will pay interest on the Senior Notes on May 1 and November 1 of each year. The first such payment was made on November 1, 2004. ACGL may redeem the Senior Notes at any time and from time to time, in whole or in part, at a "make-whole" redemption price. The Senior Notes are ACGL's senior unsecured obligations and rank equally with all of its existing and future senior unsecured indebtedness. The effective interest rate related to the Senior Notes, based on the net proceeds received, is approximately 7.46%. For the year ended December 31, 2004, interest expense on the Senior Notes was $14.7 million.

        The following disclosure of the estimated fair value of the Senior Notes is made in accordance with SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." The estimated fair-value amount at December 31, 2004 has been determined by the Company using recent available market information.

	Carrying Value	Fair Value
	(U.S. dollars in thousands)
Senior notes	$300,000	$317,526

13.    Share Capital

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

  Common Shares

        Changes in the Company's outstanding Common Shares for the years ended December 31, 2004, 2003 and 2002 are reflected below:

	Years Ended December 31,
	2004	2003	2002
Common Shares:
Balance, beginning of year	28,200,372	27,725,334	13,513,538
Shares issued	5,049,932	296,067	7,529,617
Shares issued from conversion of preference shares	1,496,515	—	550,000
Shares issued from exercise of warrants	—	—	4,195,554
Restricted shares issued, net	207,181	205,787	2,398,794
Shares repurchased and retired	(51,077)	(26,816)	(462,169)

Balance, end of year	34,902,923	28,200,372	27,725,334

        In March 2004, the Company completed an offering of 4,688,750 of its Common Shares and received net proceeds of $179.3 million. In April 2002, the Company completed an offering of 7,475,000 of its Common Shares and received net proceeds of $179.2 million. In November 2002, the Company repurchased 411,744 Common Shares for an aggregate purchase price of $11.5 million (see Note 10).

        During 2002, all 5,401,707 Class A Warrants that were outstanding as of December 31, 2001 were exercised which resulted in the issuance of 4,195,554 Common Shares and the receipt by the Company of cash proceeds totaling $74.3 million. As of December 31, 2004, warrants outstanding consisted of 150,000 Class B Warrants.

  Restricted Common Shares

        During 2004, 2003 and 2002 the Company issued an aggregate of 207,181 restricted shares, 205,787 restricted shares and 2,398,794 restricted shares, respectively. The Company records deferred compensation equal to the market value of the shares at the measurement date, which is amortized and charged to income over the vesting period. The deferred compensation was $7.8 million, $5.1 million and $66.2 million, and the amortization of the deferred compensation was $12.9 million, $15.4 million and $49.2 million, for the years ended December 31, 2004, 2003 and 2002, respectively. The Company may withhold, or require a participant to remit to the Company, an amount sufficient to satisfy any federal, state or local withholding tax requirements associated with awards under the Company's share award plans. This includes the authority to withhold or receive shares or other property and to make cash payments in respect thereof. The issuance of restricted shares and amortization thereon has no effect on the Company's consolidated shareholders' equity.

  Series A Convertible Preference Shares

        Changes in the Company's outstanding Preference Shares for the years ended December 31, 2004, 2003 and 2002 are reflected below:

	Years Ended December 31,
	2004	2003	2002
Preference Shares:
Balance, beginning of year	38,844,665	38,844,665	35,687,735
Shares issued	—	—	3,706,930
Shares converted to common shares	(1,496,515)	—	(550,000)

Balance, end of year	37,348,150	38,844,665	38,844,665

        On November 20, 2001, the Company issued 35,687,735 Preference Shares and 3,776,025 Class A Warrants in exchange for $763.2 million in cash and entered into subscription agreements with investors led by Warburg Pincus and Hellman & Friedman and certain members of management (the "Subscription Agreement"). The number of Preference Shares issued was based on the estimated per share price of $21.38. The estimated per share price was based on (i) the Company's total shareholders' equity as of June 30, 2001 (adjusted for certain amounts as described in the Subscription), divided by (ii) the total number of Common Shares outstanding as of June 30, 2001, which was 12,863,079. During 2002, the Company issued an additional 3,706,930 Preference Shares pursuant to the Subscription Agreement as follows: (i) 875,753 Preference Shares were issued by the Company on June 28, 2002 pursuant to a post-closing purchase price adjustment mechanism under the Subscription Agreement; and (ii) 2,831,177 Preference Shares were issued by the Company on December 16, 2002 pursuant to an agreed upon adjustment under the Subscription Agreement. The Company had agreed to issue to the new investors additional Preference Shares such that the per share price would be adjusted downward by $1.50 per Preference Share when the closing price of the Company's Common Shares was at least $30 per share for at least 20 out of 30 consecutive trading days on or prior to September 19, 2005, which condition was met on December 16, 2002. In addition, during the years ended December 31, 2004 and 2002, 1,496,515 and 550,000 Preference Shares were converted by the holders thereof into an equal number of Common Shares, respectively.

        Each Preference Share is convertible at any time and from time to time at the option of the holder thereof into one fully paid and nonassessable common share, subject to possible adjustment. On November 20, 2005, all such Preference Shares will be mandatorily converted into Common Shares. The Preference Shares vote, together with the Common Shares, on an as-converted basis.

        Pursuant to the Subscription Agreement, an adjustment basket relating to certain non-core operations was calculated during the 2003 fourth quarter for purposes of determining whether the Company would be required to issue additional Preference Shares to the investors as a purchase price adjustment. The adjustment basket was equal to (1) the difference between value realized upon sale and the GAAP book value at the closing of the capital infusion (November 2001) (as adjusted based on a pre-determined growth rate) of agreed upon non-core businesses; plus (2) the difference between

GAAP net book value of the Company's insurance balances attributable to the Company's core insurance operations with respect to any policy or contract written or having an effective date prior to November 20, 2001 at the time of the final adjustment and those balances at the closing; minus (3) reductions in book value arising from costs and expenses relating to the transaction provided under the Subscription Agreement, actual losses arising out of breach of representations under the Subscription Agreement and certain other costs and expenses. If the adjustment basket had been calculated as less than zero, the Company would have been required to issue additional Preference Shares (or, in certain extreme cases, Preference Shares of a subsidiary) to the investors based on the decrease in value of the components of the adjustment basket. In February 2004, the parties agreed that no purchase price adjustment was required pursuant to the above calculation and, accordingly, no additional preference shares were issued to the investors. In November 2005, there will be a calculation of a further adjustment basket based on (1) liabilities owed to Folksamerica (if any) under the Asset Purchase Agreement, dated as of January 10, 2000, between the Company and Folksamerica, and (2) specified tax and ERISA matters under the Subscription Agreement.

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

        In addition, the Company agreed not to declare any dividend or make any other distribution on its Common Shares, and not to repurchase any Common Shares, until it has repurchased from funds affiliated with Warburg Pincus and Hellman & Friedman, pro rata, on the basis of the amount of each of these shareholders' investment in the Company at the time of such repurchase, Preference Shares having an aggregate value of $250 million, at a per share price acceptable to these shareholders.

        The shareholders agreement also provides that the Company cannot engage in certain transactions (prior to November 20, 2005) outside the ordinary course of its business, including mergers and acquisitions and transactions in excess of certain amounts, without the consent of a designee of Warburg Pincus and a designee of Hellman & Friedman. In addition, the shareholders agreement provides the investors who provided the 2001 capital infusion with certain other rights, including registration rights.

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

        In October 2001, the Company adopted the 2001 Long Term Incentive Plan for New Employees (the "New Employee Plan") in order to provide incentives to attract and motivate new hires in connection with the launch of the Company's new underwriting initiative. An aggregate of 4,600,000 Common Shares had been reserved for issuance under the New Employee Plan. Of such amount, 3,295,170 of such shares were awarded under the New Employee Plan. As eligibility under the New Employee Plan was restricted to new hires, none of the shares under the New Employee Plan were available for grants to directors or existing employees. As a result, in order to be in a position to provide long-term incentive compensation for the Company's employees and directors, in June 2002, following shareholder approval, the Company adopted the 2002 Long Term Incentive and Share Award Plan (the "2002 Plan"), and the New Employee Plan was terminated. An aggregate of 3,165,830 Common Shares has been reserved for issuance under the 2002 Plan. The 2002 Plan provides for the grant to eligible employees and directors of stock options, stock appreciation rights, restricted shares, restricted share units payable in Common Shares or cash, share awards in lieu of cash awards, dividend equivalents and other share-based awards. The 2002 Plan, like its predecessor, provides the Company's non-employee directors with the opportunity to receive their annual retainer fee for service as a director in Common Shares. As of December 31, 2004, approximately 1.0 million shares are available for grant. In addition, in October 2001, the Company awarded an aggregate of 2,455,575 shares under certain individual award agreements, of which substantially all were approved by shareholders in June 2002.

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

        Information relating to the Company's stock options is set forth below. Refer to Note 2(m) for details related to the required pro forma information of the estimated weighted average fair value of options granted during the years ended December 31, 2004, 2003 and 2002.

	Years Ended December 31,
	2004		2003		2002
Number of options
Outstanding, beginning of year	5,587,479		5,599,411		4,068,311
Granted	939,000	(1)	307,800	(2)	1,573,900	(3)
Canceled	(7,998)		(23,665)		—
Exercised	(346,282)		(296,067)		(42,800)

Outstanding, end of year	6,172,199		5,587,479		5,599,411

Exercisable, end of year	5,463,321		4,822,714		3,867,593
Weighted Average exercise price
Granted	$38.44	(1)	$33.52	(2)	$26.28	(3)
Canceled	$27.88		$28.76		—
Exercised	$23.68		$19.66		$19.28
Outstanding, end of year	$24.89		$22.54		$21.85
Exercisable, end of year	$23.20		$21.73		$20.87

(1)
Includes 20,000 stock options granted with an exercise price below the market price of the Common Shares on the date of grant, with a weighted average exercise price and a weighted average valuation of $33.03 and $16.80, respectively, 390,000 options granted with an exercise price equal to the market price of the Common Shares on the date of grant, with a weighted average exercise price and weighted average valuation of $37.96 and $10.09, respectively, and 529,000 options granted with an exercise price above the market price of the Common Shares on the date of grant, with a weighted average exercise price and a weighted average valuation of $39.00 and $10.32, respectively.

(2)
Includes 17,000 stock options granted with an exercise price below the market price of the Common Shares on the date of grant, with a weighted average exercise price and a weighted average valuation of $31.41 and $11.99, respectively, 290,500 options granted with an exercise price equal to the market price of the Common Shares on the date of grant, with a weighted average exercise price and weighted average valuation of $33.66 and $10.38, respectively, and 300 options granted with an exercise price above the market price of the Common Shares on the date of grant, with a weighted average exercise price and a weighted average valuation of $35.54 and $10.76, respectively.

(3)
Includes 450,000 stock options granted with an exercise price below the market price of the Common Shares on the date of grant, with a weighted average exercise price and weighted average valuation of $23.61 and $8.91, respectively, 1,123,900 options granted with an exercise price equal to the market price of the Common Shares on the date of grant, with a weighted average exercise price and weighted average valuation of $27.37 and $8.33, respectively, and zero options granted with an exercise price above the market price of the Common Shares on the date of grant.

        The following table summarizes information about the Company's stock options for options outstanding as of December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$12.66-$17.63	479,874	4.09	$16.38	479,874	$16.38
$19.63-$20.00	2,310,333	6.64	20.00	2,310,333	20.00
$20.13-$23.50	956,575	4.54	22.98	956,575	22.98
$23.80-$26.90	642,000	7.17	25.18	642,000	25.18
$26.96-$30.83	618,367	7.46	28.48	611,870	28.46
$31.17-$39.00	1,133,550	9.40	37.51	452,166	36.95
$39.50-$40.00	16,500	9.65	39.76	5,502	39.76
$40.31-$42.25	15,000	9.35	41.41	5,001	41.41

$12.66-$42.25	6,172,199	6.78	$24.89	5,463,321	$23.20

14.    Retirement Plans

        For purposes of providing employees with retirement benefits, the Company maintains defined contribution retirement plans, which vary for each operating group but provide substantially similar benefits. Contributions are based on the participants' eligible compensation. In 2004, 2003 and 2002, the Company expensed $8.3 million, $5.9 million and $1.8 million, respectively, related to these retirement plans.

15.    Statutory Information

  Bermuda

        Under The Insurance Act 1978, as Amended, and Related Regulations of Bermuda (the "Insurance Act"), Arch Re Bermuda, the Company's Bermuda reinsurance and insurance subsidiary, is required to prepare statutory financial statements and file a statutory financial return in Bermuda. The Insurance Act also requires Arch Re Bermuda to maintain certain measures of solvency and liquidity during the year. Declarations of dividends from retained earnings and distributions from additional paid-in-capital are subject to these solvency and liquidity requirements being met. At December 31, 2004, 2003 and 2002, such requirements were met.

        Statutory capital and surplus for Arch Re Bermuda, including investments in U.S. insurance and reinsurance subsidiaries, was $1.94 billion, $1.43 billion and $1.2 billion at December 31, 2004, 2003 and 2002, respectively. Arch Re Bermuda recorded statutory net income of $337.1 million and $167.0 million for the years ended December 31, 2004 and 2003, respectively, and a statutory net loss of $47.0 million for the year ended December 31, 2002. The primary difference between net income and capital and surplus presented under Bermuda statutory accounting principles and net income and shareholder's equity presented in accordance with U.S. GAAP relates to deferred acquisition costs.

        Under the Insurance Act, Arch Re Bermuda is registered as a Class 4 insurer and reinsurer, and is restricted with respect to the payment of dividends. Arch Re Bermuda is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year's statutory balance sheet) unless it files, at least seven days before payment of such dividends, with the Bermuda Monetary Authority an affidavit stating that it will continue to meet the required margins. In addition, Arch Re Bermuda is prohibited, without prior approval of the Bermuda Monetary Authority, from reducing by 15% or more its total statutory capital, as set out in its previous year's statutory financial statements. Based on total statutory capital of $1.57 billion at December 31, 2004, approximately $235 million would be available for dividends or distributions during 2005 without prior approval under Bermuda law, as discussed above. Dividends or distributions, if any, made by Arch Re Bermuda would result in an increase in available capital at ACGL, Arch Re Bermuda's parent company.

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

        Combined statutory surplus of the Company's U.S. insurance and reinsurance subsidiaries was $479.4 million, $409.2 million and $386.6 million at December 31, 2004, 2003 and 2002, respectively. The Company's U.S. insurance and reinsurance subsidiaries had combined statutory net income of $40.7 million and $34.5 million for the years ended December 31, 2004 and 2003 and a statutory net loss of $0.5 million for the year ended December 31, 2002.

        The Company's U.S. insurance and reinsurance subsidiaries are subject to insurance laws and regulations in the jurisdictions in which they operate. The ability of the Company's regulated insurance subsidiaries to pay dividends or make distributions is dependent on their ability to meet applicable regulatory standards. These regulations include restrictions that limit the amount of dividends or other distributions, such as loans or cash advances, available to shareholders without prior approval of the insurance regulatory authorities. Dividends or distributions, if any, made by the Company's U.S. regulated insurance and reinsurance subsidiaries to non-insurance affiliates would primarily result in an increase in available capital at Arch-U.S., the Company's U.S. holding company, of which a significant portion is owned by Arch Re Bermuda. The Company's U.S. insurance and reinsurance subsidiaries can pay $29.8 million in dividends or distributions during 2005 without prior regulatory approval.

  United Kingdom

        The Company's U.K. subsidiary, Arch-Europe, was licensed and authorized by the Financial Services Authority ("FSA") to underwrite all classes of general insurance in the U.K. in May 2004. Arch-Europe must file annual audited financial statements in accordance with United Kingdom Generally Accepted Accounting Principles ("U.K. GAAP") with Companies House under the Companies Act 1985 (as amended). In addition, Arch Europe is required to file regulatory returns with the FSA, which regulates insurance and reinsurance companies operating in the U.K. The financial statements required to be submitted to Companies House form the basis for the regulatory return required to be submitted to the FSA. However, since the FSA requires that Arch Europe maintain a margin of solvency calculated based on the classes of business for which it is authorized and within its premium income projections applied to the whole of its worldwide general business, a calculation of the margin of solvency is required to be included in the regulatory return submitted to the FSA. The valuation of investments and certain other assets and liabilities under the FSA rules may differ from U.K. GAAP.

        Under U.K. law, all U.K. companies are restricted from declaring a dividend to their shareholders unless they have "profits available for distribution." The calculation as to whether a company has sufficient profits is based on its accumulated realized profits minus its accumulated realized losses. U.K. insurance regulatory laws do not prohibit the payment of dividends, but the FSA requires that insurance companies maintain certain solvency margins and may restrict the payment of a dividend by Arch-Europe. Arch-Europe may not pay any significant dividends during 2005 without prior notice and approval by the FSA. Shareholder's equity of Arch-Europe under U.K. GAAP was £49.3 million, or approximately $94.7 million, at December 31, 2004. Arch-Europe had a U.K. GAAP net loss of £0.7 million, or approximately $1.3 million, for the year ended December 31, 2004.

16.    Comprehensive Income

        Following are the related tax effects allocated to each component of the change in other comprehensive income (loss):

	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
	(U.S. dollars in thousands)
Year Ended December 31, 2004
Unrealized appreciation (decline) on investments:
Unrealized holding gains arising during year	$30,124	($319)	$30,443
Less reclassification of net realized gains included in net income	26,987	2,623	24,364
Foreign currency translation adjustments	4,034	36	3,998

Change in other comprehensive income (loss)	$7,171	(2,906)	$10,077

Year Ended December 31, 2003
Unrealized appreciation (decline) on investments:
Unrealized holding gains arising during year	$18,411	$1,077	$17,334
Less reclassification of net realized gains included in net income	25,078	2,245	22,833

Change in other comprehensive income (loss)	($6,667)	($1,168)	($5,499)

Year Ended December 31, 2002
Unrealized appreciation (decline) on investments:
Unrealized holding gains arising during year	$46,256	$7,372	$38,884
Less reclassification of net realized losses included in net income	(839)	1,779	(2,618)

Change in other comprehensive income (loss)	$47,095	$5,593	$41,502

17.    Unaudited Quarterly Financial Information

        Following is a summary of quarterly financial data:

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(U.S. dollars in thousands, except share data)
2004 Income Statement Data:
Net premiums written	$675,569	$743,229	$677,646	$883,588

Net premiums earned	$749,249	$735,408	$723,399	$707,826
Fee income	5,271	5,853	4,304	3,994
Net investment income	45,569	40,752	32,811	24,573
Net realized gains (losses)	10,154	13,503	(2,321)	8,901
Other income (loss)	(1,948)	95	(4,385)	1,042
Losses and loss adjustment expenses	(448,494)	(561,602)	(436,895)	(429,614)
Acquisition expenses	(136,692)	(137,480)	(136,889)	(152,856)
Other operating expenses	(80,284)	(70,331)	(69,155)	(56,093)
Interest expense	(5,620)	(6,334)	(4,642)	(1,374)
Net foreign exchange gains (losses)	(15,835)	(1,787)	5,503	(5,319)
Non-cash compensation	(1,406)	(2,330)	(2,756)	(2,638)
Income tax (expense) benefit	(12,831)	2,282	(4,692)	(10,987)

Net income	$107,133	$18,029	$104,282	$87,455

Net Income Per Share Data
Basic	$3.16	$0.55	$3.26	$3.21
Diluted	$1.45	$0.25	$1.42	$1.26
2003 Income Statement Data:
Net premiums written	$627,383	$774,167	$560,002	$776,863

Net premiums earned	$690,336	$608,956	$508,856	$404,451
Fee income	5,719	5,489	4,934	5,676
Net investment income	22,240	20,542	19,772	18,438
Net realized gains	3,863	11,366	3,889	6,199
Other income	740	545	587	1,139
Losses and loss adjustment expenses	(427,116)	(391,974)	(331,333)	(263,128)
Acquisition expenses	(134,385)	(115,851)	(95,620)	(78,152)
Other operating expenses	(65,257)	(47,201)	(40,995)	(31,080)
Interest expense	(1,410)	—	—	—
Net foreign exchange (losses) gains	(5,522)	3,708	1,761	1,050
Non-cash compensation	(3,071)	(3,899)	(3,498)	(4,264)
Income tax expense	(2,403)	(9,910)	(6,569)	(7,843)

Income before extraordinary item	83,734	81,771	61,784	52,486
Extraordinary gain (net of tax)	—	816	—	—

Net income	$83,734	$82,587	$61,784	$52,486

Net Income Per Share Data
Basic	$3.15	$3.15	$2.36	$2.02
Diluted	$1.22	$1.22	$0.91	$0.78

EXHIBIT INDEX

Exhibit Number	Description
3.1	Memorandum of Association of Arch Capital Group Ltd. ("ACGL")(l)
3.2	Bye-Laws of ACGL(l)
3.3.1	Form of Amended and Restated Bye-law 45 and Bye-law 75(r)
3.3.2	Form of Amended and Restated Bye-law20(w)
4.1	Certificate of Designations of Series A Convertible Preference Shares(r)
4.2	Specimen Common Share Certificate(o)
4.3	Class B Common Share Purchase Warrants issued to March & Mc Lennan Risk Capital Holdings, Ltd. ("MMRCH") on September 19, 1995(b) and September 28, 1995(c)
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
4.6	Agreement, dated as of January 27, 2004, by and among ACGL and the parties thereto, relating to the Subscription Agreement(gg)
4.7	Indenture and First Supplemental Indenture, dated as of May 4, 2004, between ACGL and JPMorgan Chase Bank, N.A.(formerly JPMorgan Chase Bank) ("JPMCB")(hh)
10.2.1	Amended and Restated Subscription Agreement, dated as of June 28, 1995, between ACGL and MMRCH ("MMRCH Subscription Agreement")(b)
10.2.2	Amendment, dated October 31, 2000, to MMRCH Subscription Agreement(m)
10.3	Amended and Restated Subscription Agreement, dated as of June 28, 1995, between ACGL and Taracay Investors(b)
10.4.1	Lease Agreement, dated as of September 26, 2002, between Arch Insurance Company ("Arch Insurance") and BFP One Liberty Plaza Co. LLC ("BFP") ("Lease")(aa)
10.4.2	First Lease Modification Agreement, dated as of May 7, 2003, to the Lease(dd)
10.4.3	Second Lease Modification Agreement, dated as of July 31, 2003, to the Lease(dd)
10.4.4	Third Lease Modification Agreement, dated as of February 18, 2004, to the Lease(gg)
10.4.5	Fourth Lease Modification Agreement, dated as of May 13, 2004, to the Lease (filed herewith)
10.5	Sublease Surrender Agreement, dated as of July 31, 2003, between Arch Insurance and Folksamerica Reinsurance Company ("Folksamerica")(dd)
10.6.1	ACGL 1995 Long Term Incentive and Share Award Plan ("1995 Stock Plan")(b)†
10.6.2	First Amendment to the 1995 Stock Plan(c)†
10.7	ACGL 1999 Long Term Incentive and Share Award Plan ("1999 Stock Plan")(g)†

10.8	ACGL Long Term Incentive Plan for New Employees(t)†
10.9.1	ACGL 2002 Long Term Incentive and Share Award Plan ("2002 Plan")(y)†
10.9.2	First Amendment to the 2002 Plan(dd)†
10.10.1	Incentive Compensation Plan of ACGL and its subsidiaries ("Incentive Plan")(cc)†
10.10.2	Amendment, dated February 26, 2004, to the Incentive Plan(mm)†
10.11.1	Restricted Share Agreements with ACGL—Executive Officers of ACGL—September 19, 1995 grants(d)†
10.11.2	Restricted Share Agreements with ACGL—Peter A. Appel—April 24, 2000 grant(n) and January 30, 2001 grants(q)†
10.11.3
Restricted Share Agreements with ACGL—Robert Clements—May 5, 2000 grants(n), January 1, 2001 grant(o), January 30, 2001 grants(q), October 23, 2001 grant(r), November 19, 2001 grant(r) and September 22, 2004 grant(jj)†
10.11.4	Restricted Share Agreements with ACGL—Dwight Evans—October 23, 2001 grant(q), February 20, 2003 grant(gg), February 26, 2004 grant(nn) and September 22, 2004 grant(jj)†
10.11.5	Restricted Share Agreements with ACGL—Marc Grandisson—October 23, 2001 grant(q), February 26, 2004 grant(nn) and September 22, 2004 grant(jj)†
10.11.6	Amended and Restated Restricted Share Agreement, dated as of October 23, 2001, between ACGL and Paul Ingrey(aa)†
10.11.7	Restricted Share Agreements with ACGL—Louis T. Petrillo—January 30, 2001 grant(q), February 20, 2003 grant(gg) and September 22, 2004 grant(jj)†
10.11.8	Restricted Share Agreements with ACGL—Constantine Iordanou—January 1, 2002 grants(r), February 26, 2004 grant(nn) and September 22, 2004 grant(jj)†
10.11.9
Restricted Share Agreements with ACGL—John D. Vollaro—January 18, 2002 grant ("January Restricted Share Agreement")(x), February 20, 2003 grant(gg), Amendment No. 1 to January Restricted Share Agreement(aa) and September 22, 2004 grant (jj)†
10.11.10	Restricted Share Agreements with ACGL—John F. Rathgeber—February 20, 2003 grant(gg), February 26, 2004 grant(nn) and September 22, 2004 grant(jj)†
10.11.11	Restricted Share Unit Agreement, dated as of February 20, 2003, between ACGL and Constantine Iordanou(gg)†
10.11.12	Restricted Share Agreements with ACGL—Ralph E. Jones III—July 1, 2003 grant(cc)†
10.11.13	Restricted Share Unit Agreements with ACGL—Ralph E. Jones III—February 26, 2004(nn), April 19, 2004 (filed herewith) and September 22, 2004 grant(jj)†
10.11.14	Agreement, dated as of September 17, 2003, between ACGL and John D. Vollaro(gg)†
10.11.15	Restricted Share Agreements with ACGL—Non-Employee Directors of ACGL— 2003 annual grants(mm)) and 2004 annual grants(kk)
10.12.1	Stock Option Agreements with ACGL—Executive Officers of ACGL—1995 and 1996 grants,(d), 1997 and 1998 grants(f) and 2000 grants(n)†

10.12.2	Stock Option Agreements with ACGL—Robert Clements—1996 grant(d), 1997 grant(e), 1998 grant(f) and 2004 grant(jj)†
10.12.3	Amendments to Stock Option Agreements with ACGL—Robert Clements (dated March 22, 2000)(n) and Executive Officers and Directors of ACGL (dated May 5, 2000)(o)†
10.12.4
Stock Option Agreements with ACGL—Non-Employee Directors of ACGL—initial grants(f)(i), 1996 and 1997 annual grants(c), 1998 annual grants(e), 1999 annual grants(f), 2000 annual grants(i) and 2001 annual grants(o)†
10.12.5	Stock Option Agreements with ACGL—Louis T. Petrillo—January 30, 2001 grant(q), October 23, 2001 grant(q) and September 22, 2004 grant(jj)(qq)†
10.12.6	Stock Option Agreement, dated as of October 23, 2001, between ACGL and Peter A. Appel(r)†
10.12.7	Stock Option Agreements with ACGL—Dwight Evans—October 23, 2001 grant(q), June 27, 2002 grant(aa) and September 22, 2004 grant(jj)(rr)†
10.12.8	Stock Option Agreements with ACGL—Marc Grandisson—October 23, 2001 grant(q) and September 22, 2004 grant(jj)(qq)†
10.12.9	Stock Option Agreement, dated October 23, 2001, between ACGL and Ian Heap(v)†
10.12.10	Amended and Restated Stock Option Agreement, dated as of October 23, 2001, between ACGL and Paul Ingrey(aa)†
10.12.11	Stock Option Agreements with ACGL—John M. Pasquesi—October 23, 2001 grants(r)†
10.12.12	Stock Option Agreements with ACGL—Constantine Iordanou—January 1, 2002 grant(r) and September 22, 2004 grant(jj)(rr)†
10.12.13	Stock Option Agreements with ACGL—John D. Vollaro—January 18, 2002 grant(x) and September 22, 2004 grant(jj)(rr)†
10.12.14	Stock Option Agreements with ACGL—Ralph E. Jones III—July 1, 2003 grant(cc) and September 22, 2004 grant(jj)(rr)†
10.12.15	Stock Option Agreement with ACGL—John F. Rathgeber—September 22, 2004 grant(jj)(qq)†
10.13.1	Retention Agreement, dated January 4, 2002, by and among ACGL, Arch Capital Group (U.S.) Inc. ("Arch U.S.") and Robert Clements(r)†
10.13.2	Amendment to Retention Agreement, dated as of April 10, 2003, by and among ACGL, Arch U.S. and Robert Clements(bb)†
10.14.1	Employment and Change in Control Agreement, dated as of May 5, 2000, between ACGL and Louis T. Petrillo(k)†
10.14.2	Employment Agreement, dated as of October 23, 2001, among ACGL, Arch Re Bermuda and Dwight Evans(r)†
10.14.3	Employment Agreement, dated as of October 23, 2001, among ACGL, Arch Re Bermuda and Marc Grandisson(r)†
10.14.4	Employment Agreement, dated as of December 20, 2001, among ACGL, Arch U.S. and Constantine Iordanou ("Iordanou Employment Agreement")(r)†

10.14.5	Amendment, dated as of August 1, 2003, to Iordanou Employment Agreement(ee)†
10.14.6	Employment Agreement, dated as of January 18, 2002, between ACGL and John Vollaro(x)†
10.14.7	Employment Agreement, dated as of June 4, 2003, between Arch Insurance Group Inc. ("Arch Insurance Group") and Ralph E. Jones III(cc)†
10.14.8	Agreement, dated as of November 12, 2002, between ACGL and Robert Clements(z)†
10.14.9	Agreement, effective as of July 31, 2003, between ACGL and Peter A. Appel(ee)†
10.14.10	Non-Core Business Payment Agreement, dated August 4, 2003, between ACGL and Peter A. Appel(ee)†
10.14.11	Employment Agreement, dated as of April 6, 2004, between ACGL and Paul Ingrey(mm)
10.15	Assumption of Change in Control Agreements(o)†
10.16	ACGL 1995 Employee Stock Purchase Plan(a)†
10.17.1	Arch Re Executive Supplemental Non-Qualified Savings and Retirement Plan ("Supplemental Plan") and related Trust Agreement(b)†
10.17.2	Amendment No. 1 to the Adoption Agreement relating to the Supplemental Plan(c)†
10.17.3	Amendment No. 2 to the Adoption Agreement relating to the Supplemental Plan(f)†
10.18	Asset Purchase Agreement, dated as of January 10, 2000, by and among Arch U.S., Folksamerica Holding Company, Inc. ("FHC") and Folksamerica(h)
10.19	Transfer and Assumption Agreement, dated May 5, 2000, between Arch Reinsurance Company (formerly Risk Capital Reinsurance Company) ("Arch Re U.S.") and Folksamerica(j)
10.20	Escrow Agreement, dated December 28, 2000, by and among ACGL, FHC, Folksamerica and the Escrow Agent(o)
10.21	Agreement, dated May 5, 2000, by and among Arch U.S., Arch Re U.S., FHC and Folksamerica regarding Aviation Business(l)
10.22	Agreement and Plan of Merger, dated as of September 25, 2000, by and among Arch U.S., ACGL, The Arch Purpose Trust and Arch Merger Corp.(l)
10.23	Form of Voting and Disposition Agreement, by and among Arch U.S., Arch Re U.S. and XL Capital Ltd(h)
10.24
Agreement, dated November 20, 2001, by and among ACGL, Warburg Pincus Private Equity VIII, L.P., Warburg Pincus International Partners, L.P., Warburg Pincus Netherlands International Partners I, C.V., Warburg Pincus Netherlands International II, C.V. and HFCP IV (Bermuda), L.P. (collectively, the "Original Signatories") and Orbital Holdings, Ltd.(r)
10.25	Agreement, dated November 20, 2001, by and among ACGL, the Original Signatories and Insurance Private Equity Investors, L.L.C.(r)
10.26
Agreement, dated November 20, 2001, by and among ACGL, the Original Signatories and Farallon Capital Partners, L.P., Farallon Capital Institutional Partners II, L.P., Farallon Capital Institutional Partners III, L.P. and RR Capital Partners, L.P.(r)

10.27
Agreement, dated as of November 8, 2001, by and among ACGL, the Original Signatories, Trident, Trident II, L.P., MMRCH, Marsh & McLennan Capital Professionals Fund, L.P. and Marsh & McLennan Employees' Securities Company, L.P.(q)
10.28	Management Subscription Agreement, dated as of October 24, 2001, between ACGL and certain members of management(q)
10.29
Credit Agreement, dated as of September 16, 2004, by and among ACGL, Arch U.S., various designated subsidiary borrowers of ACGL, Barclays Bank PLC, HSBC Bank USA, National Association, ING Bank N.V., London Branch, The Bank of New York, and Wachovia Bank, National Association, as Documentation Agents, Bank of America, N.A., as Syndication Agent and JPMCB, as Administrative Agent ("2004 Credit Agreement")(ii)
10.30.1
Letter of Credit and Reimbursement Agreement, dated as of November 25, 2003, between Arch Re Bermuda, as obligor, and Barclays Bank PLC ("Barclays"), as lender ("Barclays Letter of Credit Agreement")(ff)
10.30.2
Amendment Agreement, dated as of August 19, 2004, relating to the Barclays Letter of Credit Agreement by and among Arch Re Bermuda and Arch Insurance Company, as obligors, and Barclays, as lender (filed herewith)
10.30.3	Amendment Letter, dated as of November 24, 2004, from Arch Re Bermuda and Arch Insurance Company, as obligors, and confirmed by Barclays, as lender(ll)
10.30.4	Amendment Agreement, dated as of December 6, 2004, relating to the Barclays Letter of Credit Agreement, as amended and restated, by and among Arch Re Bermuda, as obligor and Barclays, as lender(ll)
10.31.1
Stock Purchase Agreement, dated as of May 13, 2004, by and among Protective Underwriting Services, Inc. ("Protective"), Arch Capital Holdings Ltd. ("Arch Capital Holdings") and ACGL, as amended by Amendment No. 1, dated as of July 9, 2004, Amendment No. 2, dated as of July 13, 2004, Amendment No. 3, dated as of July 16, 2004 and Amendment No. 4, dated as of July 28, 2004(nn)
10.31.2	Waiver Letter Agreement related to the Stock Purchase Agreement, dated as of October 5, 2004, signed by Arch Capital Holdings, ACGL and Protective(oo)
12	Statement regarding computation of ratios (filed herewith)
21	Subsidiaries of Registrant (filed herewith)
23	Consent of PricewaterhouseCoopers LLP (filed herewith)
24	Powers of Attorney (filed herewith)
25	Form T-1 Statement of Eligibility of Trustee(pp)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

(a)
Filed as an exhibit to our Registration Statement on Form S-8 (No. 33-99974), as filed with the SEC on December 4, 1995, and incorporated by reference.

(b)
Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 1995, as filed with the SEC on March 29, 1996, and incorporated by reference.

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

(gg)
Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the SEC on March 10, 2004, and incorporated by reference.

(hh)
Filed as an exhibit to our Report on Form 8-K, as filed with the SEC on May 7, 2004, and incorporated by reference.

(ii)
Filed as an exhibit to our Report on Form 8-K, as filed with the SEC on September 22, 2004, and incorporated by reference.

(jj)
Form of agreement filed as an exhibit to our Report on Form 8-K, as filed with the SEC on September 28, 2004, and incorporated by reference.

(kk)
Filed as an exhibit to our Report on Form 8-K. as filed with the SEC on October 6, 2004.

(ll)
Filed as an exhibit to our Report on Form 8-K, as filed with the SEC on December 9, 2004, and incorporated by reference.

(mm)
Filed as an exhibit to our Report on Form 10-Q for the period ended March 31, 2004, as filed with the SEC on May 10, 2004, and incorporated by reference.

(nn)
Filed as an exhibit to our Report on Form 10-Q for the period ended June 30, 2004, as filed with the SEC on August 9, 2004, and incorporated by reference.

(oo)
Filed as an exhibit to our Report on Form 10-Q for the period ended September 30, 2004, as filed with the SEC on November 9, 2004, and incorporated by reference.

(pp)
Filed as an exhibit to our Report on Form 8-K, as filed with the SEC on May 3, 2004, and incorporated by reference.

(qq)
Revised form of agreement originally filed as an exhibit to our Report on Form 8-K, as filed with the SEC on September 28, 2004, filed herewith.

(rr)
Revised form of agreement originally filed as an exhibit to our Report on Form 8-K, as filed with the SEC on September 28, 2004, filed herewith.

†
Management contract or compensatory plan or arrangement.

SCHEDULE I

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES
(U.S. dollars in thousands)

	December 31, 2004
	Amortized Cost	Fair Value	Amount at Which Shown in the Balance Sheet
Type of Investment:
FIXED MATURITY SECURITIES
U.S. government and government agencies and authorities	$2,256,270	$2,266,411	$2,266,411
Corporate bonds	1,415,285	1,419,911	1,419,911
Asset backed securities	772,742	766,651	766,651
Municipal bonds	531,126	536,742	536,742
Non-U.S. government securities	293,047	316,311	316,311
Mortgage backed securities	157,543	158,086	158,086
Commercial mortgage backed securities	80,180	81,009	81,009

Total Fixed Maturity Securities	5,506,193	5,545,121	5,545,121

EQUITY SECURITIES
Privately held	17,022	21,571	21,571

Total Equity Securities	17,022	21,571	21,571

SHORT-TERM INVESTMENTS	134,880	135,153	135,153

Total Investments	$5,658,095	$5,701,845	$5,701,845

SCHEDULE II

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Balance Sheet

(Parent Company Only)
(U.S. dollars in thousands)

	December 31,
	2004	2003
Assets
Investment in wholly owned subsidiaries	$2,520,428	$1,889,291
Fixed maturities available for sale, at fair value (amortized cost: 2004, $2,970; 2003, $7,069)	2,969	7,082
Short-term investments available for sale, at fair value	3,046	2,633
Cash	116	857
Other assets	22,370	16,670

Total Assets	$2,548,929	$1,916,533

Liabilities
Senior notes	$300,000	$—
Revolving credit agreement borrowings	—	200,000
Accounts payable and other liabilities	7,023	5,804

Total Liabilities	307,023	205,804

Shareholders' Equity
Preference shares ($0.01 par value, 50,000,000 shares authorized, issued: 2004, 37,348,150; 2003, 38,844,665)	373	388
Common shares ($0.01 par value, 200,000,000 shares authorized, issued: 2004, 34,902,923; 2003, 28,200,372)	349	282
Additional paid-in capital	1,560,291	1,361,267
Deferred compensation under share award plan	(9,879)	(15,004)
Retained earnings	644,862	327,963
Accumulated other comprehensive income, net of deferred income tax	45,910	35,833

Total Shareholders' Equity	2,241,906	1,710,729

Total Liabilities and Shareholders' Equity	$2,548,929	$1,916,533

SCHEDULE II

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)

Statement of Income

(Parent Company Only)
(U.S. dollars in thousands)

	Years Ended December 31,
	2004	2003	2002
Revenues
Net investment income	$1,533	$171	$3,104
Net realized gains (losses)	1,562	(54)	(218)

Total revenues	3,095	117	2,886

Expenses
Operating expenses	16,502	14,712	7,874
Interest expense	17,970	1,410	—
Non-cash compensation	4,506	7,276	39,782

Total expenses	38,978	23,398	47,656

Loss before income taxes	(35,883)	(23,281)	(44,770)
Income tax benefit	—	—	—

Loss before equity in net income of wholly owned subsidiaries, other income (loss) and extraordinary item	(35,883)	(23,281)	(44,770)
Equity in net income of wholly owned subsidiaries	352,782	303,213	99,037
Other income (loss)	—	659	829

Income before extraordinary item	316,899	280,591	55,096
Extraordinary gain—excess of fair value of acquired assets over cost (net of $0 tax)	—	—	3,886

Net Income	$316,899	$280,591	$58,982

SCHEDULE II

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)

Statement of Cash Flows

(Parent Company Only)
(U.S. dollars in thousands)

	Years Ended December 31,
	2004	2003	2002
Operating Activities
Net income	$316,899	$280,591	$58,982
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Equity in net income of wholly owned subsidiaries	(352,782)	(303,213)	(99,037)
Net realized (gains) losses	(1,562)	54	218
Non-cash compensation	5,634	7,276	39,782
Excess of fair value of net assets acquired over cost	—	—	(3,886)
Net change in other assets and liabilities	9,877	6,179	4,315

Net Cash Provided By (Used For) Operating Activities	(21,934)	(9,113)	374
Investing Activities:
Purchases of fixed maturities	(195,000)	(22,749)	(86,675)
Release of escrowed assets	—	—	(18,833)
Sales of fixed maturities	199,148	22,008	142,101
Sales of equity securities	—	6,804	—
Net change in short-term investments	1,110	(2,248)	33,548
Capital contributions to subsidiaries	(266,231)	(200,012)	(305,852)
Purchase of furniture, equipment and other	(125)	(98)	—
Acquisition of subsidiaries	—	—	(4,829)

Net Cash Used For Investing Activities	(261,098)	(196,295)	(240,540)
Financing Activities:
Proceeds from common shares issued	187,531	6,090	254,338
Proceeds from issuance of senior notes	296,442	—	—
Proceeds from (repayment of) revolving credit agreement borrowings	(200,000)	200,000	—
Repurchase of common shares	(1,682)	(906)	(13,102)

Net Cash Provided By Financing Activities	282,291	205,184	241,236
Increase (decrease) in cash	(741)	(224)	1,070
Cash beginning of year	857	1,081	11

Cash end of year	$116	$857	$1,081

SCHEDULE III

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
(U.S. dollars in thousands)

	Deferred Acquisition Costs, Net	Reserves for Losses and Loss Adjustment Expenses, Net	Unearned Premiums, Net	Net Premiums Earned	Net Investment Income(1)	Net Losses and Loss Adjustment Expenses Incurred	Amortization of Deferred Acquisition Costs	Other Operating Expenses (2)	Net Premiums Written
December 31, 2004
Reinsurance	$182,578	$1,628,814	$664,469	$1,573,323	NM	$998,844	$408,692	$46,058	$1,588,048
Insurance	95,606	1,246,338	555,326	1,342,559	NM	877,761	155,225	212,631	1,391,984

Total	$278,184	$2,875,152	$1,219,795	$2,915,882	NM	$1,876,605	$563,917	$258,689	$2,980,032

December 31, 2003
Reinsurance	$173,702	$982,158	$650,889	$1,329,673	NM	$839,417	$314,193	$33,739	$1,566,819
Insurance	101,994	560,358	516,048	882,926	NM	574,134	109,815	133,968	1,171,596

Total	$275,696	$1,542,516	$1,166,937	$2,212,599	NM	$1,413,551	$424,008	$167,707	$2,738,415

December 31, 2002
Reinsurance	$103,190	$289,274	$406,703	$500,980	NM	$315,766	$105,391	$18,849	$882,700
Insurance	45,770	92,058	234,416	153,996	NM	108,772	13,570	42,827	378,927

Total	$148,960	$381,332	$641,119	$654,976	NM	$424,538	$118,961	$61,676	$1,261,627

(1)
The Company does not manage its assets by segment and, accordingly, net investment income is not allocated to each underwriting segment. See Note 3.

(2)
Certain other operating expenses relate to the Company's corporate and other segment (non-underwriting). Such amounts are not reflected in the table above. See Note 3.

SCHEDULE IV

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
REINSURANCE
(U.S. dollars in thousands)

	Gross Amount	Ceded to Other Companies (1)	Assumed From Other Companies (1)	Net Amount	Percentage of Amount Assumed to Net
Year Ended December 31, 2004
Premiums Written:
Reinsurance	$1,877	($69,472)	$1,655,643	$1,588,048	104.3%
Insurance	2,045,622	(754,204)	100,566	1,391,984	7.2%

Total	$2,047,499	($687,959)	$1,620,492	$2,980,032	54.4%

Year Ended December 31, 2003
Premiums Written:
Reinsurance	$1,630	($57,884)	$1,623,073	$1,566,819	103.6%
Insurance	1,608,191	(595,391)	158,796	1,171,596	13.6%

Total	$1,609,821	($487,586)	$1,616,180	$2,738,415	59.0%

Year Ended December 31, 2002
Premiums Written:
Reinsurance	$0	($26,032)	$908,732	$882,700	102.9%
Insurance	629,988	(285,632)	34,571	378,927	9.1%

Total	$629,988	($225,585)	$857,224	$1,261,627	67.9%

(1)
Certain amounts included in the gross premiums written of each segment are related to intersegment transactions and are included in the gross premiums written of each segment. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total. For the years ended December 31, 2004, 2003 and 2002, the reinsurance segment results include $128.2 million, $162.8 million and $86.1 million, respectively, of gross premiums written and assumed through intersegment transactions. For the years ended December 31, 2004, 2003 and 2002, the insurance segment results include $7.5 million, $2.9 million and nil, respectively, of gross premiums written and assumed through intersegment transactions. See Note 3.

SCHEDULE VI

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
SUPPLEMENTARY INFORMATION FOR PROPERTY AND
CASUALTY INSURANCE UNDERWRITERS
(U.S. dollars in thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H		Column I	Column J	Column K
		Reserves for Losses and Loss Adjustment Expenses, Net					Net Losses and Loss Adjustment Expenses Incurred Related to
										Net Paid Losses and Loss Adjustment Expenses
	Deferred Acquisition Costs, Net		Discount, if any, deducted in Column C						Amortization of Deferred Acquisition Costs
Affiliation with Registrant				Unearned Premiums, Net	Net Premiums Earned	Net Investment Income(1)	(1) Current Year	(2) Prior Year			Net Premiums Written
Reinsurance
2004	$182,578	$1,628,814	—	$664,469	$1,573,323	NM	$1,084,166	($85,322)	$408,692	$347,817	$1,588,048
2003	173,702	982,158	—	650,889	1,329,673	NM	882,145	(42,728)	314,193	158,498	1,566,819
2002	103,190	289,274	—	406,703	500,980	NM	315,766	—	105,391	33,481	882,700
Insurance
2004	$95,606	$1,246,338	—	$555,326	$1,342,559	NM	$891,146	($13,385)	$155,225	$214,138	$1,391,984
2003	101,994	560,358	—	516,048	882,926	NM	572,388	1,746	109,815	111,361	1,171,596
2002	45,770	92,058	—	234,416	153,996	NM	104,808	3,964	13,570	42,789	378,927

(1)
The Company does not manage its assets by segment and, accordingly, net investment income is not allocated to each underwriting segment. See Note 3.

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
  ITEM 9B. OTHER MATTERS
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
FINANCIAL STATEMENT SCHEDULES
EXHIBITS
SIGNATURES
INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
Report of Independent Registered Public Accounting Firm
ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (U.S. dollars in thousands, except share data)
ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (U.S. dollars in thousands)
ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (U.S. dollars in thousands)
ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (U.S. dollars in thousands)
ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
EXHIBIT INDEX
  SCHEDULE I
ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES SUMMARY OF INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES (U.S. dollars in thousands)
  SCHEDULE II
ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES CONDENSED FINANCIAL INFORMATION OF REGISTRANT Balance Sheet (Parent Company Only) (U.S. dollars in thousands)
ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued) Statement of Income (Parent Company Only) (U.S. dollars in thousands)
ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued) Statement of Cash Flows (Parent Company Only) (U.S. dollars in thousands)
  SCHEDULE III
ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES SUPPLEMENTARY INSURANCE INFORMATION (U.S. dollars in thousands)
  SCHEDULE IV
ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES REINSURANCE (U.S. dollars in thousands)