Form 10-Q
period 2005-03-31
ARCH CAPITAL GROUP LTD.
filed 2005-05-06
CIK 947484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Yes   ☒     No   ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☒     No   ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common shares as of the latest practicable date.

Class	Outstanding at April 29, 2005
Common Shares, $0.01 par value	35,113,126

ARCH CAPITAL GROUP LTD.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Arch Capital Group Ltd.:

We have reviewed the accompanying consolidated balance sheet of Arch Capital Group Ltd. and its subsidiaries as of March 31, 2005, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and statement of cash flows for each of the three month periods ended March 31, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2004, and the related consolidated statements of income, comprehensive income, and changes in shareholders’ equity and of cash flows for the year then ended (not presented herein), and in our report dated March 14, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2004, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
New York, New York
May 5, 2005

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share data)

	(Unaudited) March 31, 2005	December 31, 2004
Assets
Investments:
Fixed maturities available for sale, at fair value (amortized cost: 2005, $5,777,249; 2004, $5,506,193)	$5,732,566	$5,545,121
Short-term investments available for sale, at fair value (amortized cost: 2005, $205,115; 2004, $155,498)	205,217	155,771
Privately held securities (cost: 2005, $15,124; 2004, $17,022)	22,692	21,571
Total investments	5,960,475	5,722,463
Cash	86,723	113,052
Accrued investment income	56,978	57,163
Premiums receivable	642,877	520,781
Funds held by reinsureds	190,019	209,946
Unpaid losses and loss adjustment expenses recoverable	740,465	695,582
Paid losses and loss adjustment expenses recoverable	31,253	26,874
Prepaid reinsurance premiums	318,026	321,422
Goodwill and intangible assets	16,666	16,666
Deferred income tax assets, net	61,121	58,745
Deferred acquisition costs, net	297,613	278,184
Other assets	213,461	197,876
Total Assets	$8,615,677	$8,218,754
Liabilities
Reserve for losses and loss adjustment expenses	$3,865,940	$3,570,734
Unearned premiums	1,640,892	1,541,217
Reinsurance balances payable	149,470	169,502
Senior notes	300,000	300,000
Deposit accounting liabilities	48,203	44,023
Payable for securities purchased	24,009	53,642
Other liabilities	298,299	297,730
Total Liabilities	6,326,813	5,976,848

Commitments and Contingencies

Shareholders’ Equity
Preference shares ($0.01 par value, 50,000,000 shares authorized, issued: 2005, 37,327,502; 2004, 37,348,150)	373	373
Common shares ($0.01 par value, 200,000,000 shares authorized, issued: 2005, 35,098,258; 2004, 34,902,923)	351	349
Additional paid-in capital	1,564,488	1,560,291
Deferred compensation under share award plan	(7,894)	(9,879)
Retained earnings	760,754	644,862
Accumulated other comprehensive income (loss), net of deferred income tax	(29,208)	45,910
Total Shareholders’ Equity	2,288,864	2,241,906
Total Liabilities and Shareholders’ Equity	$8,615,677	$8,218,754

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(U.S. dollars in thousands, except share data)

	(Unaudited) Three Months Ended March 31,
	2005	2004
Revenues
Net premiums written	$799,801	$883,588
Increase in unearned premiums	(102,733)	(175,762)
Net premiums earned	697,068	707,826
Net investment income	49,916	24,573
Net realized gains	461	8,901
Fee income	6,112	3,994
Other income	—	1,042
Total revenues	753,557	746,336

Expenses
Losses and loss adjustment expenses	425,536	429,614
Acquisition expenses	126,133	152,856
Other operating expenses	73,401	56,093
Interest expense	5,636	1,374
Net foreign exchange (gains) losses	(3,237)	5,319
Non-cash compensation	774	2,638
Total expenses	628,243	647,894

Income Before Income Taxes	125,314	98,442

Income tax expense	9,422	10,987

Net Income	$115,892	$87,455

Net Income Per Share Data
Basic	$3.37	$3.21
Diluted	$1.57	$1.26

Weighted Average Shares Outstanding
Basic	34,364,818	27,277,998
Diluted	74,013,546	69,145,060

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(U.S. dollars in thousands)

	(Unaudited) Three Months Ended March 31,
	2005	2004
Preference Shares
Balance at beginning of year	$373	$388
Converted to common shares	(0)	(4)
Balance at end of period	373	384

Common Shares
Balance at beginning of year	349	282
Common shares issued	2	50
Converted from preference shares	0	4
Balance at end of period	351	336

Additional Paid-in Capital
Balance at beginning of year	1,560,291	1,361,267
Common shares issued	1,127	184,483
Exercise of stock options	3,710	2,080
Common shares retired	(838)	(551)
Other	198	128
Balance at end of period	1,564,488	1,547,407

Deferred Compensation Under Share Award Plan
Balance at beginning of year	(9,879)	(15,004)
Restricted common shares issued	—	(3,950)
Deferred compensation expense recognized	1,985	3,159
Balance at end of period	(7,894)	(15,795)

Retained Earnings
Balance at beginning of year	644,862	327,963
Net income	115,892	87,455
Balance at end of period	760,754	415,418

Accumulated Other Comprehensive Income (Loss)
Balance at beginning of year	45,910	35,833
Change in unrealized appreciation (decline) in value of investments, net of deferred income tax	(74,772)	26,614
Foreign currency translation adjustments, net of deferred income tax	(346)	—
Balance at end of period	(29,208)	62,447
Total Shareholders’ Equity	$2,288,864	$2,010,197

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(U.S. dollars in thousands)

	(Unaudited) Three Months Ended March 31,
	2005	2004
Comprehensive Income
Net income	$115,892	$87,455
Other comprehensive income (loss), net of deferred income tax Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	(75,341)	33,686
Reclassification of net realized (gains) losses, net of income taxes, included in net income	569	(7,072)
Foreign currency translation adjustments, net of deferred income tax	(346)	—
Other comprehensive income (loss)	(75,118)	26,614
Comprehensive Income	$40,774	$114,069

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)

	(Unaudited) Three Months Ended March 31,
	2005	2004
Operating Activities
Net income	$115,892	$87,455
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized (gains) losses	426	(8,275)
Other income	—	(1,042)
Non-cash compensation	2,095	2,638
Changes in:
Reserve for losses and loss adjustment expenses, net of unpaid losses and loss adjustment expenses recoverable	250,323	349,756
Unearned premiums, net of prepaid reinsurance premiums	103,071	176,905
Premiums receivable	(122,096)	(154,592)
Deferred acquisition costs, net	(19,429)	(28,681)
Funds held by reinsureds	19,927	(18,176)
Reinsurance balances payable	(20,032)	(6,921)
Accrued investment income	185	(888)
Paid losses and loss adjustment expenses recoverable	(4,379)	(6,713)
Deferred income tax assets, net	3,646	551
Deposit accounting liabilities	4,180	4,308
Other liabilities	2,238	8,667
Other items, net	(8,207)	(5,358)
Net Cash Provided By Operating Activities	327,840	399,634

Investing Activities
Purchases of fixed maturity investments	(938,227)	(1,388,771)
Proceeds from sales of fixed maturity investments	548,030	865,492
Proceeds from redemptions and maturities of fixed maturity investments	74,943	50,063
Sales of privately held securities	1,786	7,557
Net purchases of short-term investments	(39,102)	(87,199)
Purchases of furniture, equipment and other	(3,020)	(6,114)
Net Cash Used For Investing Activities	(355,590)	(558,972)

Financing Activities
Proceeds from common shares issued	2,898	181,548
Repurchase of common shares	(773)	(551)
Net Cash Provided By Financing Activities	2,125	180,997
Effects of exchange rate changes on foreign currency cash	(704)	—
Increase (decrease) in cash	(26,329)	21,659
Cash beginning of year	113,052	56,899
Cash end of period	$86,723	$78,558
Income taxes paid, net	$15,796	$73
Interest paid	$58	$2,516

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      General

Arch Capital Group Ltd. (“ACGL”) is a Bermuda public limited liability company which provides insurance and reinsurance on a worldwide basis through its wholly owned subsidiaries.

The interim consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of ACGL and its wholly owned subsidiaries (together with ACGL, the “Company”). All significant intercompany transactions and balances have been eliminated in consolidation. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting of normally recurring accruals) necessary for a fair statement of results on an interim basis. The results of any interim period are not necessarily indicative of the results for a full year or any future periods.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted; however, management believes that the disclosures are adequate to make the information presented not misleading. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, including the Company’s audited consolidated financial statements and related notes and the section entitled “Business—Risk Factors.”

To facilitate period-to-period comparisons, certain amounts in the 2004 consolidated financial statements have been reclassified to conform to the 2005 presentation. Such reclassifications had no effect on the Company’s consolidated net income.

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

If compensation expense for stock-based employee compensation plans had been determined using the fair value recognition provisions of SFAS No. 123, the Company’s net income and earnings per share would have instead been reported as the pro forma amounts indicated below:

	(Unaudited) Three Months Ended March 31,
(U.S. dollars in thousands, except share data)	2005	2004

Net income, as reported	$115,892	$87,455
Total stock-based employee compensation expense under fair value method, net of income taxes	(1,077)	(510)
Pro forma net income	$114,815	$86,945

Earnings per share – basic:
As reported	$3.37	$3.21
Pro forma	$3.34	$3.19
Earnings per share – diluted:
As reported	$1.57	$1.26
Pro forma	$1.55	$1.26

3.      Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No.123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) replaces SFAS No. 123 and supersedes APB No. 25 and requires that the estimated expense resulting from all share-based payment transactions be recognized in the financial statements. SFAS No. 123(R) eliminates the alternative to disclose, on a pro forma basis, the effects of the fair value based method. Pursuant to a Securities and Exchange Commission ruling released on April 14, 2005, which deferred the effective date of SFAS No. 123(R) for calendar year companies from July 1, 2005 to January 1, 2006, the Company will adopt the fair value recognition provisions of accounting for employee stock option awards as defined in SFAS No. 123(R) on January 1, 2006 under the modified prospective application. Under the fair value method of accounting, compensation expense is estimated based on the fair value of the award at the grant date and recognized over the requisite service period. Under the modified prospective application, the fair value based method described in SFAS No. 123(R) is applied to new awards granted after January 1, 2006. Additionally, the unrecognized expense related to the unvested portions of option awards that were outstanding as of the effective date will be recognized as compensation expense as the requisite service is rendered. The Company is currently evaluating the impact of adopting SFAS No. 123(R) on the results of its operations. However, the impact of adopting SFAS No. 123(R) will have no effect on the Company’s cash flows or shareholders’ equity.

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

The reinsurance segment consists of the Company’s reinsurance underwriting subsidiaries. The reinsurance segment generally seeks to write significant lines on specialty property and casualty reinsurance treaties. Classes of business include: casualty; marine and aviation; other specialty; property catastrophe; property excluding property catastrophe (losses on a single risk, both excess of loss and pro rata); and other (consisting of non-traditional and casualty clash business).

The insurance segment consists of the Company’s insurance underwriting subsidiaries which primarily write on both an admitted and non-admitted basis. The insurance segment consists of eight product lines: casualty; construction and surety; executive assurance; healthcare; professional liability; programs; property, marine and aviation; and other (primarily non-standard auto prior to the sale of such operations in December 2004, collateralized protection business and certain programs).

The corporate and other segment (non-underwriting) includes net investment income, other fee income, net of related expenses, other income, other expenses incurred by the Company, interest expense, net realized gains or losses, net foreign exchange gains or losses and non-cash compensation. The corporate and other segment also includes the results of the Company’s merchant banking operations prior to the sale of such operations in October 2004.

The following table sets forth an analysis of the Company’s underwriting income by segment, together with a reconciliation of underwriting income to net income:

	(Unaudited) Three Months Ended March 31, 2005
(U.S. dollars in thousands)	Reinsurance	Insurance	Total

Gross premiums written (1)	$488,795	$506,744	$980,692
Net premiums written (1)	477,693	322,108	799,801

Net premiums earned (1)	$376,032	$321,036	$697,068
Policy-related fee income	—	917	917
Other underwriting-related fee income	4,623	572	5,195
Losses and loss adjustment expenses	(218,674)	(206,862)	(425,536)
Acquisition expenses, net	(99,452)	(26,681)	(126,133)
Other operating expenses	(10,893)	(56,955)	(67,848)
Underwriting income	$51,636	$32,027	83,663

Net investment income			49,916
Net realized gains			461
Other expenses			(5,553)
Interest expense			(5,636)
Net foreign exchange gains			3,237
Non-cash compensation			(774)
Income before income taxes			125,314
Income tax expense			(9,422)

Net income			$115,892

Underwriting Ratios
Loss ratio	58.2%	64.4%	61.0%
Acquisition expense ratio (2)	26.4%	8.0%	18.0%
Other operating expense ratio	2.9%	17.7%	9.7%
Combined ratio	87.5%	90.1%	88.7%

(1)   Certain amounts included in the gross premiums written of each segment are related to intersegment transactions. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total. The reinsurance segment and insurance segment results include $14.0 million and $0.8 million, respectively, of gross and net premiums written and $16.4 million and $1.2 million, respectively, of net premiums earned assumed through intersegment transactions.

(2)   The acquisition expense ratio is adjusted to include policy-related fee income.

The following table sets forth an analysis of the Company’s underwriting income by segment, together with a reconciliation of underwriting income to net income:

	(Unaudited) Three Months Ended March 31, 2004
(U.S. dollars in thousands)	Reinsurance	Insurance	Total

Gross premiums written (1)	$565,739	$481,569	$1,009,788
Net premiums written (1)	550,888	332,700	883,588

Net premiums earned (1)	$383,050	$324,776	$707,826
Policy-related fee income	—	3,785	3,785
Other underwriting-related fee income	320	128	448
Losses and loss adjustment expenses	(219,817)	(209,797)	(429,614)
Acquisition expenses, net	(107,128)	(45,728)	(152,856)
Other operating expenses	(9,271)	(43,259)	(52,530)
Underwriting income	$47,154	$29,905	77,059

Net investment income			24,573
Net realized gains			8,901
Other fee income, net of related expenses			(239)
Other income			1,042
Other expenses			(3,563)
Interest expense			(1,374)
Net foreign exchange losses			(5,319)
Non-cash compensation			(2,638)
Income before income taxes			98,442
Income tax expense			(10,987)

Net income			$87,455

Underwriting Ratios
Loss ratio	57.4%	64.6%	60.7%
Acquisition expense ratio (2)	28.0%	12.9%	21.1%
Other operating expense ratio	2.4%	13.3%	7.4%
Combined ratio	87.8%	90.8%	89.2%

(1)   Certain amounts included in the gross premiums written of each segment are related to intersegment transactions. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total. The reinsurance segment and insurance segment results include $34.7 million and $2.8 million, respectively, of gross and net premiums written and $34.0 million and $1.6 million, respectively, of net premiums earned assumed through intersegment transactions.

(2)   The acquisition expense ratio is adjusted to include policy-related fee income.

Set forth below is summary information regarding net premiums written and earned by major line of business and type of business, together with net premiums written by client location for the reinsurance segment:

	Three Months Ended March 31,
	2005		2004
REINSURANCE SEGMENT (U.S. dollars in thousands)	Amount	% of Total	Amount	% of Total

Net premiums written
Casualty	$210,869	44.1%	$228,550	41.5%
Other specialty	91,029	19.1%	106,297	19.3%
Property excluding property catastrophe	88,195	18.5%	108,590	19.7%
Property catastrophe	44,563	9.3%	58,204	10.6%
Marine and aviation	30,029	6.3%	30,643	5.6%
Other	13,008	2.7%	18,604	3.3%
Total	$477,693	100.0%	$550,888	100.0%

Net premiums earned
Casualty	$213,260	56.7%	$152,576	39.8%
Other specialty	50,754	13.5%	86,115	22.5%
Property excluding property catastrophe	57,495	15.3%	84,797	22.2%
Property catastrophe	24,761	6.6%	27,214	7.1%
Marine and aviation	21,991	5.8%	20,782	5.4%
Other	7,771	2.1%	11,566	3.0%
Total	$376,032	100.0%	$383,050	100.0%

Net premiums written
Pro rata	$319,647	66.9%	$324,106	58.8%
Excess of loss	158,046	33.1%	226,782	41.2%
Total	$477,693	100.0%	$550,888	100.0%

Net premiums earned
Pro rata	$277,612	73.8%	$284,282	74.2%
Excess of loss	98,420	26.2%	98,768	25.8%
Total	$376,032	100.0%	$383,050	100.0%

Net premiums written by client location
United States and Canada	$280,750	58.8%	$340,898	61.9%
Europe	155,495	32.5%	158,602	28.8%
Bermuda	27,064	5.7%	37,125	6.7%
Asia and Pacific	5,570	1.2%	5,452	1.0%
Other	8,814	1.8%	8,811	1.6%
Total	$477,693	100.0%	$550,888	100.0%

(1)   Reinsurance segment results include premiums written and earned assumed through intersegment transactions of $14.0 million and $16.4 million, respectively, for the 2005 first quarter and $34.7 million and $34.0 million, respectively, for the 2004 first quarter. Reinsurance segment results exclude premiums written and earned ceded through intersegment transactions of $0.8 million and $1.2 million, respectively, for the 2005 first quarter and $2.8 million and $1.6 million, respectively, for the 2004 first quarter.

Set forth below is summary information regarding net premiums written and earned by major line of business and net premiums written by client location for the insurance segment:

	Three Months Ended March 31,
	2005		2004
INSURANCE SEGMENT (U.S. dollars in thousands)	Amount	% of Total	Amount	% of Total

Net premiums written
Casualty	$63,799	19.8%	$63,546	19.1%
Programs	53,267	16.5%	89,780	27.0%
Construction and surety	52,042	16.1%	38,243	11.5%
Professional liability	50,440	15.7%	44,144	13.3%
Property, marine and aviation	42,092	13.1%	29,731	8.9%
Executive assurance	26,029	8.1%	27,483	8.3%
Healthcare	16,436	5.1%	13,426	4.0%
Other	18,003	5.6%	26,347	7.9%
Total	$322,108	100.0%	$332,700	100.0%

Net premiums earned
Casualty	$69,267	21.6%	$54,780	16.9%
Programs	55,311	17.2%	88,071	27.1%
Construction and surety	42,779	13.3%	49,912	15.4%
Professional liability	48,750	15.2%	40,628	12.5%
Property, marine and aviation	43,549	13.6%	34,712	10.7%
Executive assurance	27,222	8.5%	31,039	9.6%
Healthcare	17,000	5.3%	11,517	3.5%
Other	17,158	5.3%	14,117	4.3%
Total	$321,036	100.0%	$324,776	100.0%

Net premiums written by client location
United States and Canada	$286,542	89.0%	$324,835	97.6%
Europe	27,106	8.4%	995	0.3%
Other	8,460	2.6%	6,870	2.1%
Total	$322,108	100.0%	$332,700	100.0%

(1)   Insurance segment results include premiums written and earned assumed through intersegment transactions of $0.8 million and $1.2 million, respectively, for the 2005 first quarter and $2.8 million and $1.6 million, respectively, for the 2004 first quarter. Insurance segment results exclude premiums written and earned ceded through intersegment transactions of $14.0 million and $16.4 million, respectively, for the 2005 first quarter and $34.7 million and $34.0 million, respectively, for the 2004 first quarter.

5.      Reinsurance

In the normal course of business, the Company’s insurance subsidiaries cede a substantial portion of their premium through pro rata, excess of loss and facultative reinsurance agreements. The Company’s reinsurance subsidiaries purchase a limited amount of retrocessional coverage as part of their aggregate risk management program. In addition, the Company’s reinsurance subsidiaries participate in “common account” retrocessional arrangements for certain pro rata treaties. Such arrangements reduce the effect of individual or aggregate losses to all companies participating on such treaties, including the reinsurers, such as the Company’s reinsurance subsidiaries, and the ceding company. Reinsurance recoverables are recorded as assets, predicated on the reinsurers’ ability to meet their obligations under the reinsurance agreements. If the reinsurers are unable to satisfy their obligations under the agreements, the Company’s insurance subsidiaries would be liable for such defaulted amounts.

The following table sets forth the effects of reinsurance with unaffiliated reinsurers on the Company’s reinsurance and insurance subsidiaries:

	(Unaudited) Three Months Ended March 31,
(U.S. dollars in thousands)	2005	2004

Premiums Written:
Direct	$498,325	$461,030
Assumed	482,367	548,758
Ceded	(180,891)	(126,200)
Net	$799,801	$883,588

Premiums Earned:
Direct	$489,811	$431,828
Assumed	391,391	405,337
Ceded	(184,134)	(129,339)
Net	$697,068	$707,826

Losses and Loss Adjustment Expenses Incurred:
Direct	$300,714	$278,798
Assumed	221,362	230,790
Ceded	(96,540)	(79,974)
Net	$425,536	$429,614

6.      Deposit Accounting

Certain assumed reinsurance contracts are deemed, under current financial accounting standards, not to transfer insurance risk, and are accounted for using the deposit method of accounting. However, it is possible that the Company could incur financial losses on such contracts. For those contracts that contain an element of underwriting risk, the estimated profit margin is deferred and amortized over the contract period and such amount is included in the Company’s underwriting results. When the estimated profit margin is explicit, the margin is reflected as fee income and any adverse financial results on such contracts are reflected as incurred losses. For the 2005 first quarter and 2004 first quarter, the Company recorded $0.1 million and $0.3 million, respectively, of fee income on such contracts. When the estimated profit margin is implicit, the margin is reflected as an offset to paid losses and any adverse financial results on such contracts are reflected as incurred losses. For the 2005 first quarter and 2004 first quarter, the Company recorded $1.7 million and $2.2 million, respectively, as an offset to paid losses on such contracts. On a notional basis, the amount of premiums from those contracts that contain an element of underwriting risk was $6.1 million and $18.0 million, respectively, for the 2005 first quarter and 2004 first quarter.

In making any determination to account for a contract using the deposit method of accounting, the Company is required to make many estimates and judgments under the current financial accounting standards. Such standards are currently under review by the FASB.

7.      Investment Information

The following tables summarize the Company’s fixed maturities and equity securities:

	(Unaudited) March 31, 2005
(U.S. dollars in thousands)	Estimated Fair Value and Carrying Value	Gross Unrealized Gains	Gross Unrealized (Losses)	Amortized Cost

Fixed maturities:
U.S. government and government agencies	$2,290,040	$16,390	$(35,548)	$2,309,198
Corporate bonds	1,468,751	4,262	(23,216)	1,487,705
Asset backed securities	760,801	122	(12,039)	772,718
Municipal bonds	608,278	2,163	(8,060)	614,175
Non-U.S. government securities	363,473	14,059	(1,129)	350,543
Commercial mortgage-backed securities	120,846	681	(1,649)	121,814
Mortgage backed securities	120,377	559	(1,278)	121,096
	5,732,566	38,236	(82,919)	5,777,249
Equity securities:
Privately held	22,692	7,568	—	15,124
Total	$5,755,258	$45,804	$(82,919)	$5,792,373

	December 31, 2004
(U.S. dollars in thousands)	Estimated Fair Value and Carrying Value	Gross Unrealized Gains	Gross Unrealized (Losses)	Amortized Cost

Fixed maturities:
U.S. government and government agencies	$2,266,411	21,317	(11,176)	$2,256,270
Corporate bonds	1,419,911	12,436	(7,810)	1,415,285
Asset backed securities	766,651	276	(6,367)	772,742
Municipal bonds	536,742	6,733	(1,117)	531,126
Non-U.S. government securities	316,311	23,719	(455)	293,047
Mortgage backed securities	158,086	1,480	(937)	157,543
Commercial mortgage-backed securities	81,009	1,096	(267)	80,180
	5,545,121	67,057	(28,129)	5,506,193
Equity securities:
Privately held	21,571	4,549	—	17,022
Total	$5,566,692	$71,606	$(28,129)	$5,523,215

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

The following table details the value of restricted assets at March 31, 2005 and December 31, 2004:

(U.S. dollars in thousands)	(Unaudited) March 31, 2005	December 31, 2004

Deposits with U.S. regulatory authorities	$106,174	$105,319
Deposits with non-U.S. regulatory authorities	17,387	18,074
Assets used for collateral or guarantees	465,040	461,978
Trust funds	89,335	58,934
Total restricted assets	$677,936	$644,305

In addition, the Company’s Bermuda-based reinsurance and insurance subsidiary maintains assets in trust accounts to support insurance and reinsurance transactions with affiliated U.S. companies. At March 31, 2005 and December 31, 2004, such amounts approximated $2.38 billion and $2.25 billion, respectively.

8.      Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	(Unaudited) Three Months Ended March 31,
(U.S. dollars in thousands, except share data)	2005	2004

Basic Earnings Per Share:
Net income	$115,892	$87,455
Divided by:
Weighted average shares outstanding for the period	34,364,818	27,277,998
Basic earnings per share	$3.37	$3.21

Diluted Earnings Per Share:
Net income	$115,892	$87,455
Divided by:
Weighted average shares outstanding for the period	34,364,818	27,277,998
Effect of dilutive securities:
Preference shares	37,331,402	38,617,118
Warrants	48,327	79,165
Nonvested restricted shares	400,266	1,038,305
Stock options	1,868,733	2,132,474
Total diluted shares	74,013,546	69,145,060
Diluted earnings per share	$1.57	$1.26

Certain stock options were not included in the computation of diluted earnings per share where the exercise price of the stock options exceeded the average market price and would have been anti-dilutive. The number of excluded stock options were 36,611 and nil, respectively, for the 2005 first quarter and 2004 first quarter.

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

ACGL will be subject to U.S. federal income tax only to the extent that it derives U.S. source income that is subject to U.S. withholding tax or income that is effectively connected with the conduct of a trade or business within the U.S. and is not exempt from U.S. tax under an applicable income tax treaty with the U.S. ACGL will be subject to a withholding tax on dividends from U.S. investments and interest from certain U.S. taxpayers. ACGL does not consider itself (or its non-U.S. subsidiaries) to be engaged in a trade or business within the U.S. and, consequently, does not expect it or such non-U.S. subsidiaries to be subject to direct U.S. income taxation. However, because there is uncertainty as to the activities which constitute being engaged in a trade or business within the United States, there can be no assurances that the U.S. Internal Revenue Service will not contend successfully that ACGL or its non-U.S. subsidiaries are engaged in a trade or business in the United States. If ACGL or any of its non-U.S. subsidiaries were subject to U.S. income tax, ACGL’s shareholders’ equity and earnings could be materially adversely affected. ACGL’s U.S. subsidiaries are subject to U.S. income taxes on their worldwide income. ACGL’s U.K. subsidiaries are subject to U.K. corporation tax on their worldwide income.

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

The Company’s income tax provision resulted in an effective tax rate on income before income taxes of 7.5% for the 2005 first quarter, compared to 11.2% for the 2004 first quarter. The Company’s effective tax rate, which is based upon the expected annual effective tax rate, may fluctuate from period to period based on the relative mix of income reported by jurisdiction due primarily to the varying tax rates in each jurisdiction. The Company’s remaining valuation allowance related to its deferred income tax assets is $1.4 million at March 31, 2005.

10.    Transactions with Related Parties

Paul Ingrey, formerly Vice Chairman of ACGL, succeeded Robert Clements as Chairman of ACGL’s board of directors on April 1, 2005. Under a Consulting Agreement, dated as of March 17, 2005, between Mr. Clements and the Company, Mr. Clements will make himself available to provide consulting services to the Company for up to 25 days per year (for 2005, a prorated portion thereof) from April 1, 2005 through December 31, 2009 (the “Consulting Term”). During the Consulting Term, Mr. Clements will receive $100,000 per year for such services (for 2005, a prorated portion thereof), and the Company will continue to pay for rent and utilities for office space occupied by Mr. Clements and related administrative support.

In connection with the Company’s information technology initiative in 2002, the Company entered into arrangements with two software companies, which provide document management systems and information and research tools to insurance underwriters, in which Mr. Clements and John Pasquesi, Vice Chairman of ACGL’s board of directors, each hold minority ownership interests. The Company will pay approximately $50,000 in fees under one arrangement for the period of July 2004 to July 2005 while the other arrangement is variable based on usage. The Company made payments under such arrangements of approximately $0.1 million in each of the 2005 and 2004 first quarters.

11.    Contingencies Relating to the Sale of Prior Reinsurance Operations

On May 5, 2000, the Company sold the prior reinsurance operations of Arch Reinsurance Company (“Arch Re U.S.”) pursuant to an agreement entered into as of January 10, 2000 with Folksamerica Reinsurance Company and Folksamerica Holding Company (collectively, “Folksamerica”). Folksamerica Reinsurance Company assumed Arch Re U.S.’s liabilities under the reinsurance agreements transferred in the asset sale and Arch Re U.S. transferred to Folksamerica Reinsurance Company assets estimated in an aggregate amount equal in book value to the book value of the liabilities assumed. The Folksamerica transaction was structured as a transfer and assumption agreement (and not reinsurance) and, accordingly, the loss reserves (and any related reinsurance recoverables) relating to the transferred business are not included as assets or liabilities on the Company’s balance sheet. Folksamerica assumed Arch Re U.S.’s rights and obligations under the reinsurance agreements transferred in the asset sale. The reinsureds under such agreements were notified that Folksamerica had assumed Arch Re U.S.’s obligations and that, unless the reinsureds object to the assumption, Arch Re U.S. would be released from its obligations to those reinsured. None of such reinsureds objected to the assumption. However, Arch Re U.S. will continue to be liable under those reinsurance agreements if the notice is found not to be an effective release by the reinsureds. Folksamerica has agreed to indemnify the Company for any losses arising out of the reinsurance agreements transferred to Folksamerica Reinsurance Company in the asset sale.
However, in the event that Folksamerica refuses or is unable to perform its obligations to the Company, Arch Re U.S. may incur losses relating to the reinsurance agreements transferred in the asset sale. Folksamerica’s A.M. Best rating was “A” (Excellent) at March 31, 2005.

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

12.    Commitments and Contingencies

Letter of Credit and Revolving Credit Facilities

On September 16, 2004, the Company entered into a three-year agreement (“Credit Agreement”) for a $300 million unsecured revolving loan and letter of credit facility and a $400 million secured letter of credit facility. Letters of credit were issued under the Credit Agreement on September 17, 2004. Borrowings of revolving loans may be made by ACGL at a variable rate based on LIBOR or an alternative base rate at the option of the Company. The $300 million unsecured revolving loan is also available for the issuance of unsecured letters of credit up to $100 million for Arch Reinsurance Ltd., Arch Re U.S. Secured letters of credit are available for issuance on behalf of Arch Reinsurance Ltd., Arch Re U.S., Arch Insurance Company, Arch Specialty Insurance Company, Arch Excess & Surplus Insurance Company and Western Diversified Casualty Insurance Company. The Credit Agreement replaced the Company’s former credit agreement, dated as of September 12, 2003 and amended as of September 10, 2004, which provided for unsecured borrowings of up to $300 million. The Company used $200 million of the net proceeds from the offering of senior notes in May 2004 (see Note 13) to repay all amounts outstanding on the former credit agreement. Simultaneously with the execution of the Credit Agreement, the former credit agreement expired.

Issuance of letters of credit and borrowings under the Credit Agreement are subject to the Company’s compliance with certain covenants and conditions, including absence of a material adverse effect. These covenants require, among other things, that the Company maintain a debt to shareholders’ equity ratio of not greater than 0.35 to 1 and shareholders’ equity in excess of $1.4 billion plus 40% of future aggregate net income beginning after September 30, 2004 (not including any future net losses) and 40% of future aggregate proceeds from the issuance of common or preferred equity, that the Company maintain minimum unencumbered cash and investment grade securities in the amount of $400 million and that the Company’s principal insurance and reinsurance subsidiaries maintain at least a “B++” rating from A.M. Best. In addition, certain of the Company’s subsidiaries that are parties to the Credit Agreement are required to maintain minimum shareholders’ equity levels. At March 31, 2005, the Company was in compliance with all covenants contained in the Credit Agreement. The Credit Agreement expires in September 2007.

Including the secured letter of credit portion of the Credit Agreement and another letter of credit facility (together, the “LOC Facilities”), the Company has access to secured letter of credit facilities for up to a total of $575 million. The principal purpose of the LOC Facilities is to issue, as required, evergreen standby letters of credit in favor of primary insurance or reinsurance counterparties with which it has entered into reinsurance arrangements to ensure that such counterparties are permitted to take credit for reinsurance obtained from the Company’s reinsurance subsidiaries in United States jurisdictions where such subsidiaries are not licensed or otherwise admitted as an insurer, as required under insurance regulations in the United States, and to comply with requirements of Lloyd’s of London in connection with qualifying quota share and other arrangements. The amount of letters of credit issued is driven by, among other things, the timing and payment of catastrophe losses, loss development of existing reserves, the payment pattern of such reserves, the further expansion of the Company’s business and the loss experience of such business. When issued, such letters of credit are secured by a portion of the Company’s investment portfolio. In addition, the LOC Facilities also require the maintenance of certain covenants, which the Company was in compliance with at March 31, 2005. At such date, the Company had $413.3 million in outstanding letters of credit under the LOC Facilities, which were secured by investments totaling $465.0 million. The other letter of credit facility expires in December 2005. It is anticipated that the LOC facilities will be renewed (or replaced) on expiry, but such renewal (or replacement) will be subject to the availability of credit from banks which the Company utilizes or may utilize.

In addition to letters of credit, the Company has and may establish insurance trust accounts in the U.S. and Canada to secure its reinsurance amounts payable as required (see Note 7).

Guarantee and Other

In the 2005 first quarter, the Company agreed to provide a guarantee, through the issuance of a standby letter of credit in the amount of $6.0 million (the “Guarantee”) for the benefit of a commercial bank, to assist the principals of an agency to obtain a loan to purchase the agency from its prior owner. The agency loan is payable over a seven year term, and the Guarantee will be outstanding until such time as the loan is repaid in full. In return for the issuance of Guarantee, the agency entered into an exclusive agency relationship with the Company with respect to certain property and casualty insurance. Pursuant to such exclusive arrangement, the Company will pay the agency commissions based on an agreed percentage of written premium and, under certain circumstances, other remuneration based upon performance. The Company recorded net premiums written of $2.7 million under such agreement through March 31, 2005. The agency and each of the principals have signed pledge and security agreements that, among other things, provide the Company with collateral, in the case of the agency, and in the case of the principals, their respective shares of stock in the agency, as long as the Guarantee is in place. Such agreements also require the agency to use all excess cash flow beyond a reasonable reserve to accelerate reduction of the principal loan amount. Based on an analysis of the expected results of the agency and the likelihood of a default on the loan, the Company has determined that the fair value of the Guarantee is $0.3 million at March 31, 2005, and has recorded such amount as an expense and related liability.

In addition, the Company has agreed to extend a $10.0 million letter of credit through July 1, 2006 (“Extension”) for the benefit of a Lloyd’s of London syndicate (“Syndicate”) which was originally issued in connection with a reinsurance treaty covering the 2002 year of account. The Company received $0.5 million of fees in December 2004 and will receive $0.2 million in December 2005 in compensation for the Extension. To the extent that Lloyd’s of London draws down on the letter of credit on behalf of the Syndicate for any reason not related to the Company’s obligations under the 2002 year of account, the Syndicate will reimburse the Company for the amount drawn down plus interest at 6.0% per annum.

13.          Senior Notes

On May 4, 2004, ACGL completed a public offering of $300 million principal amount of 7.35% senior notes (“Senior Notes”) due May 1, 2034 and received net proceeds of $296.4 million. ACGL used $200 million of the net proceeds to repay all amounts outstanding under a revolving credit agreement (see Note 12). ACGL will pay interest on the Senior Notes on May 1 and November 1 of each year. The first such payment was made on November 1, 2004. ACGL may redeem the Senior Notes at any time and from time to time, in whole or in part, at a “make-whole” redemption price. The Senior Notes are ACGL’s senior unsecured obligations and rank equally with all of its existing and future senior unsecured indebtedness. The effective interest rate related to the Senior Notes, based on the net proceeds received, is approximately 7.46%. For the 2005 first quarter, interest expense on the Senior Notes was $5.5 million.

14.          Legal Proceedings

The Company, in common with the insurance industry in general, is subject to litigation and arbitration in the normal course of its business. As of March 31, 2005, the Company was not a party to any material litigation or arbitration other than as a part of the ordinary course of business in relation to claims activity, none of which is expected by management to have a significant adverse effect on the Company’s results of operations and financial condition and liquidity.

In 2003, the former owners of American Independent Insurance Holding Company (“American Independent”) commenced an action against ACGL, American Independent and certain of American Independent’s directors and officers and others seeking unspecified damages relating to the reorganization agreement pursuant to which the Company acquired American Independent in 2001. The reorganization agreement provided that, as part of the consideration for the stock of American Independent, the former owners would have the right to receive a limited, contingent payment from the proceeds, if any, from certain pre-

existing lawsuits that American Independent had brought as plaintiff prior to its acquisition by the Company. The former owners alleged, among other things, that the defendants entered into the agreement without intending to honor their commitments under the agreement and are liable for securities and common law fraud, breach of contract and intentional infliction of emotional distress. ACGL and the other defendants strongly denied the validity of these allegations, and filed a motion to dismiss all claims. That motion was granted on March 23, 2005. In accordance with the opinion and order granting the motion, the plaintiffs were given until April 15, 2005 to file an amended complaint. Although they did attempt to amend the complaint, on April 26, 2005 the Court entered a judgment dismissing the complaint in its entirety and dismissing the action with prejudice.

15.  Variable Interest Entities

The Company concluded that, under FASB Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities,” it is required to consolidate the assets, liabilities and results of operations (if any) of a certain managing general agency in which one of the Company’s subsidiaries has an investment. Such agency ceased producing business in 1999 and is currently running-off its operations. Based on current information, there are no assets or liabilities of such agency required to be reflected on the face of the Company’s consolidated financial statements that are not, or have not been previously, otherwise reflected therein. Therefore, the adoption of FIN 46R did not have a material impact on the Company’s consolidated financial statements as of or for the three months ended March 31, 2005 and 2004.

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

General

Overview

Arch Capital Group Ltd. (“ACGL” and, together with its subsidiaries, “we,” or “us”) is a Bermuda public limited liability company with over $2.5 billion in capital and, through operations in Bermuda, the United States, Europe and Canada, writes insurance and reinsurance on a worldwide basis. While we are positioned to provide a full range of property and casualty insurance and reinsurance lines, we focus on writing specialty lines of insurance and reinsurance. It is our belief that our underwriting platform, our experienced management team and our strong capital base that is unencumbered by significant pre-2002 risks have enabled us to establish a strong presence in an attractive insurance and reinsurance marketplace.

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

In general, market conditions improved during 2002 and 2003 in the insurance and reinsurance marketplace. This reflected improvement in pricing, terms and conditions following significant industry losses arising from the events of September 11th, as well as the recognition that intense competition in the late 1990s led to inadequate pricing and overly broad terms, conditions and coverages. Such industry developments resulted in poor financial results and erosion of the industry’s capital base. Consequently, many established insurers and reinsurers reduced their participation in, or exited from, certain markets and, as a result, premium rates escalated in many lines of business. These developments provided relatively new insurers and reinsurers, like us, with an opportunity to provide needed underwriting capacity. Beginning in late 2003 and continuing through the 2005 first quarter, additional capacity emerged in many classes of business and, consequently, premium rate increases have decelerated and, in many classes of business, premium rates have decreased. However, we believe that we are still able to write insurance and reinsurance business at what we believe to be attractive rates. In response to these market conditions, we maintained underwriting discipline during the 2005 first quarter and, as a result, gross premiums written for the quarter declined compared to the 2004 first quarter.

Absent changes in market conditions, our premium volume in 2005 may continue to decline from comparable periods in 2004, despite our expansion into the European and Canadian markets, as we respond to more challenging market conditions.

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

In view of the ongoing industry investigation, we retained Cahill Gordon & Reindel LLP to conduct an internal review relating to certain business practices in the insurance industry currently being investigated by the Attorney General of New York and others. They informed us in February 2005 that their review is complete and that they have found no evidence that we have engaged in illegal bid-rigging or price fixing such as alleged in the New York Attorney General’s October 14, 2004 complaint against Marsh & McLennan Companies, Inc., and have found no evidence that we have engaged in any illegal tying of insurance and reinsurance services. For additional information regarding the ongoing industry investigations, see the sections entitled “Business—Regulation” and “Risk Factors—Risks Relating to Our Industry” included in our Annual Report on Form 10-K for the year ended December 31, 2004.

Critical Accounting Policies, Estimates and Recent Accounting Pronouncements

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make many estimates and judgments that affect the reported amounts of assets, liabilities (including reserves), revenues and expenses, and related disclosures of contingent liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, insurance and other reserves, reinsurance recoverables, allowance for doubtful accounts, investment valuations, intangible assets, bad debts, income taxes, contingencies and litigation. We base our estimates on historical experience, where possible, and on various other assumptions that we believe to be reasonable under the circumstances, which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates and judgments for a relatively new insurance and reinsurance company, like our company, are even more difficult to make than those made in a mature company since limited historical information has been reported to us through March 31, 2005. Actual results will differ from these estimates and such differences may be material. We believe that the following critical accounting policies require our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Insurance and reinsurance loss reserves are inherently subject to uncertainty. The period of time from the occurrence of a loss through the settlement of the liability may extend many years into the future. During this period, additional facts and trends will become known and, as these factors become apparent, reserves will be adjusted in the period in which the new information becomes known. While reserves are established based upon available information, certain factors, such as those inherent in the political, judicial and legal systems, including judicial and litigation trends and legislation changes, could impact the ultimate liability. Changes to our prior year loss reserves can impact our current underwriting results by (1) reducing our reported results if the prior year reserves prove to be deficient or (2) improving our reported results if the prior year reserves prove to be redundant. The reserves for losses and loss adjustment expenses represent estimates involving actuarial and statistical projections at a given point in time of our expectations of the ultimate settlement and administration costs of losses incurred, and it is likely that the ultimate liability will differ from such estimates. We utilize actuarial models as well as available historical insurance and reinsurance industry loss ratio experience and loss development patterns to assist in the establishment of loss reserves. Even actuarially sound methods can lead to subsequent adjustments to loss reserves that are both significant and irregular due to the nature of the risks written, potentially by a material amount.

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

In establishing the reserves for losses and loss adjustment expenses, we have made various assumptions relating to the pricing of our reinsurance contracts and insurance policies and have also considered available historical industry experience and current industry conditions. Our reserving method to date has primarily been the expected loss method, which is commonly applied when limited loss experience exists. We select the initial expected loss and loss adjustment expense ratios based on information derived by our underwriters and actuaries during the initial pricing of the business, supplemented by industry data where appropriate. These ratios consider, among other things, rate increases and changes in terms and conditions that have been observed in the market. Any estimates and assumptions made as part of the reserving process could prove to be inaccurate due to several factors, including the fact that limited historical information has been reported to us through March 31, 2005. Reinsurance operations by their nature add further complexity to the reserving process in that there is an inherent additional lag in the timing and reporting of a loss event to a reinsurer from an insured or ceding company through a broker. As actual loss information is reported to us and we develop our own loss experience, our reserving methods will also include other actuarial techniques. It is possible that claims in respect of events that have occurred could exceed our reserves and have a material adverse effect on our results of operations in a future period or our financial condition in general.

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

At March 31, 2005 and December 31, 2004, our reserves for losses and loss adjustment expenses, net of unpaid losses and loss adjustment expenses recoverable, by type and by operating segment were as follows:

	(Unaudited)
	March 31,	December 31,
(U.S. dollars in thousands)	2005	2004

Reinsurance:
Case reserves	$308,634	$294,966
Additional case reserves	68,701	40,839
IBNR reserves	1,411,466	1,293,009
Total net reserves	$1,788,801	$1,628,814

Insurance:
Case reserves	$255,131	$231,215
IBNR reserves	1,081,543	1,015,123
Total net reserves	$1,336,674	$1,246,338

Total:
Case reserves	$563,765	$526,181
Additional case reserves	68,701	40,839
IBNR reserves	2,493,009	2,308,132
Total net reserves	$3,125,475	$2,875,152

At March 31, 2005 and December 31, 2004, reserves for losses and loss adjustment expenses, net of unpaid losses and loss adjustment expenses recoverable, for the reinsurance segment by major line of business were as follows:

	(Unaudited)
	March 31,	December 31,
(U.S. dollars in thousands)	2005	2004

Casualty	$992,121	$836,148
Other specialty	254,446	254,442
Property excluding property catastrophe	241,446	251,453
Property catastrophe	109,927	104,846
Marine and aviation	101,093	94,647
Other	89,768	87,278
Total net reserves	$1,788,801	$1,628,814

At March 31, 2005 and December 31, 2004, reserves for losses and loss adjustment expenses, net of unpaid losses and loss adjustment expenses recoverable, for the insurance segment by major line of business were as follows:

	(Unaudited)
	March 31,	December 31,
(U.S. dollars in thousands)	2005	2004

Programs	$332,505	$330,548
Casualty	310,114	276,966
Professional liability	176,100	146,828
Executive assurance	168,092	180,741
Construction and surety	145,923	130,295
Property, marine and aviation	116,783	104,374
Healthcare	79,269	70,068
Other	7,888	6,518
Total net reserves	$1,336,674	$1,246,338

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

Premium Revenues and Related Expenses

Insurance premiums written are generally recorded at the policy inception and are primarily earned on a pro rata basis over the terms of the policies for all products, usually twelve months. Premiums written include estimates in our program, aviation, construction and surety and collateralized protection business and for participation in involuntary pools. The amount of such insurance premium estimates included in premiums receivable and other assets at March 31, 2005 and December 31, 2004 was $13.3 million and $34.6 million, respectively. Such premium estimates are derived from multiple sources which include the historical experience of the underlying business, similar business and available industry information. Unearned premium reserves represent the portion of premiums written that relates to the unexpired terms of in-force insurance policies.

Reinsurance premiums written include amounts reported by brokers and ceding companies, supplemented by our own estimates of premiums where reports have not been received or in cases where the amounts reported by brokers and ceding companies is adjusted to reflect management’s best judgments and expectations. Premium estimates are derived from multiple sources which include our underwriters, the historical experience of the underlying business, similar business and available industry information. Premiums written are recorded based on the type of contracts we write. Premiums on our excess of loss and pro rata reinsurance contracts are estimated when the business is underwritten. For excess of loss contracts, the minimum premium, as defined in the contract, is generally recorded as an estimate of premiums written as of the inception date of the treaty. Estimates of premiums written under pro rata contracts are recorded in the period in which the underlying risks are expected to incept and are based on information provided by the brokers and the ceding companies. For multi-year reinsurance treaties which are payable in annual installments, generally, only the initial annual installment is included as premiums written at policy inception due to the ability of the reinsured to commute or cancel coverage during the term of the policy. The remaining annual installments are included as premiums written at each successive anniversary date within the multi-year term.

The amount of reinsurance premium estimates included in premiums receivable and the amount of related acquisition expenses by type of business were as follows at March 31, 2005 and December 31, 2004:

	(Unaudited)
	March 31, 2005			December 31, 2004
(U.S. dollars in thousands)	Gross Amount	Acquisition Expenses	Net Amount	Gross Amount	Acquisition Expenses	Net Amount

Casualty	$218,635	$(65,835)	$152,800	$199,046	$(61,187)	$137,859
Other specialty	118,695	(26,720)	91,975	101,237	(19,339)	81,898
Property excluding property catastrophe	92,131	(21,945)	70,186	71,956	(22,017)	49,939
Marine and aviation	48,752	(12,963)	35,789	49,033	(12,382)	36,651
Property catastrophe	5,671	(2,035)	3,636	5,457	(1,816)	3,641
Other	1,331	(213)	1,118	3,355	(315)	3,040
Total	$485,215	$(129,711)	$355,504	$430,084	$(117,056)	$313,028

Premium estimates are reviewed at least quarterly, based on management’s detailed review, comparing actual reported premiums to expected ultimate premiums along with a review of the aging and collection of premium estimates. Based on management’s review, the appropriateness of the premium estimates is evaluated, and any adjustment to these estimates is recorded in the period in which it becomes known. Adjustments to premium estimates could be material and such adjustments could directly and significantly impact earnings favorably or unfavorably in the period they are determined because the estimated premium may be fully or substantially earned.

A significant portion of amounts included as premiums receivable, which represent estimated premiums written, net of commissions, are not currently due based on the terms of the underlying contracts. Based on currently available information, management believes that the premium estimates included in premiums receivable will be collectible and, therefore, no provision for doubtful accounts has been recorded on the premium estimates at March 31, 2005.

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

Certain assumed reinsurance contracts, which pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 113, “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts,” issued by the Financial Accounting Standards Board (“FASB”), are deemed not to transfer insurance risk, are accounted for using the deposit method of accounting as prescribed in Statement of Position (“SOP”) 98-7, “Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk.” However, it is possible that we could incur financial losses on such contracts. Management exercises significant judgment in the assumptions used in determining whether assumed contracts should be accounted for as reinsurance contracts under SFAS No. 113 or deposit insurance contracts under SOP 98-7. Under SOP 98-7, for those contracts that contain an element of underwriting risk, the estimated profit margin is deferred and amortized over the contract period and such amount is included in our underwriting results. When the estimated profit margin is explicit, the margin is reflected as fee income and any adverse financial results on such contracts are reflected as incurred losses. When the estimated profit margin is implicit, the margin is reflected as an offset to paid losses and any adverse financial results on such contracts are reflected as incurred losses. For those contracts that do not transfer an element of underwriting risk, the projected profit is reflected in earnings over the estimated settlement period using the interest method and such profit is included in investment income. Additional judgments are required when applying the accounting guidance set forth in SOP 98-7 with respect to the revenue recognition criteria for contracts deemed not to transfer insurance risk.

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

Collection of Insurance-Related Balances

We are subject to credit risk with respect to our reinsurance ceded because the ceding of risk to reinsurers or retrocessionaires does not relieve us of our liability to the clients or companies we insure or reinsure. We are also subject to risks based upon the possibility that loss payments could occur earlier than the receipt of related reinsurance recoverables. If the financial condition of our reinsurers or retrocessionaires deteriorates, resulting in an impairment of their ability to make payments, we will provide for probable losses resulting from our inability to collect amounts due from such parties, as appropriate. We evaluate the credit worthiness of all the reinsurers to which we cede business. If our analysis indicates that there is significant uncertainty regarding the collectibility of amounts due from reinsurers, managing general agents, brokers and other clients, we will record a provision for doubtful accounts. At March 31, 2005 and December 31, 2004, our reserve for doubtful accounts were approximately $2.9 million and $2.2 million, respectively. At March 31, 2005, approximately 77.1% of premiums receivable of $642.9 million represented amounts not yet due, while amounts in excess of 90 days overdue were 1.0% of the total. At December 31, 2004, approximately 71.0% of premiums receivable of $520.8 million represented amounts not yet due, while amounts in excess of 90 days overdue were 3.2% of the total. Approximately 3.7% of the $31.3 million of paid losses and loss adjustment expenses recoverable were in excess of 90 days overdue at March 31, 2005, compared to 4.8% of the $26.9 million of paid losses and loss adjustment expenses recoverable at December 31, 2004.

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

Investments

We currently classify all of our fixed maturity investments, short-term investments and publicly traded equity securities as “available for sale” and, accordingly, they are carried at estimated fair value. The fair value of fixed maturity securities is determined from quotations received from a nationally recognized pricing service. Short-term investments comprise securities due to mature within one year of the date of issue. Short-term investments include certain cash equivalents which are part of our investment portfolios under the management of external investment managers. Investments included in our private portfolio include securities issued by privately held companies. Our investments in privately held equity securities are carried at estimated fair value. Fair value is initially considered to be equal to the cost of such investment until the investment is revalued based on substantive events or other factors which could indicate a diminution or appreciation in value.

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

With respect to securities where the decline in value is determined to be temporary and the security’s value is not written down, a subsequent decision may be made to sell that security and realize a loss. As mentioned above, we consider our intent and ability to hold a security until the value recovers in the process of evaluating whether a security with an unrealized loss represents an other than temporary decline. However, this factor, on its own, is not determinative as to whether we will recognize an impairment charge. We believe our ability to hold such securities is supported by our positive cash flow from operations where we can generate sufficient liquidity in order to meet our claims payment obligations arising from our underwriting operations without selling such investments. However, subsequent decisions to sell a security are made within the context of overall risk management, new information and the assessment of such security’s value relative to comparable securities. While our external investment managers may, at a given point in time, believe the preferred course of action is to hold securities until such losses are recovered, the dynamic nature of portfolio management may result in a subsequent decision by us to sell the security and realize the loss, based upon a change in market and other factors discussed above. We believe these subsequent decisions are consistent with the classification of our investment portfolio as “available for sale.”

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

For restricted shares granted, we record deferred compensation equal to the market value of the shares at the measurement date, which is amortized and primarily charged to income as non-cash compensation over the vesting period. These restricted shares are recorded as outstanding upon issuance (regardless of any vesting period). See “—Results of Operations” for a discussion of non-cash compensation. We repurchase shares, from time to time, from employees in order to facilitate the payment of withholding taxes on restricted shares granted.

In December 2004, the FASB issued SFAS No.123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) replaces SFAS No. 123 and supersedes APB No. 25 and requires that the estimated expense resulting from all share-based payment transactions be recognized in the financial statements. SFAS No. 123(R) eliminates the alternative to disclose, on a pro forma basis, the effects of the fair value based method. Pursuant to a Securities and Exchange Commission ruling released on April 14, 2005, which deferred the effective date of SFAS No. 123(R) for calendar year companies from July 1, 2005 to January 1, 2006, we will adopt the fair value recognition provisions of accounting for employee stock option awards as defined in SFAS No. 123(R) on January 1, 2006 under the modified prospective application. We are currently evaluating the impact of adopting SFAS No. 123(R) on the results of our operations. However, the impact of adopting SFAS No. 123(R) will have no effect on our cash flows or shareholders’ equity.

Recent Accounting Pronouncements

See note 3, “Accounting Pronouncements,” of the notes accompanying our consolidated financial statements.

Results of Operations—Three Months Ended March 31, 2005 and 2004

The following table sets forth net income and earnings per share data:

	(Unaudited)
	Three Months Ended
	March 31,
(U.S. dollars in thousands, except share data)	2005	2004

Net income	$115,892	$87,455
Diluted net income per share	$1.57	$1.26
Diluted weighted average shares outstanding	74,013,546	69,145,060

Net income was $115.9 million for the 2005 first quarter, compared to $87.5 million for the 2004 first quarter. The increase in net income was primarily due to growth in investment income and an increase in underwriting results from our reinsurance and insurance operations, as discussed in “—Segment Information” below. Our net income for the 2005 first quarter represented a 20.5% annualized return on average equity, compared to 18.8% for the 2004 first quarter. For purposes of computing return on average equity, average equity has been calculated as the average of shareholders’ equity outstanding at the beginning and ending of each period. Basic earnings per share data has not been presented or discussed herein as it does not include the significant number of preference shares outstanding in the periods. The increase in diluted average shares outstanding from the 2004 first quarter to the 2005 first quarter was primarily due to the full weighting of 4,688,750 common shares issued in March 2004.

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

Reinsurance Segment

The following table sets forth our reinsurance segment’s underwriting results:

	(Unaudited)
	Three Months Ended
	March 31,
(U.S. dollars in thousands)	2005	2004

Gross premiums written	$488,795	$565,739
Net premiums written	477,693	550,888

Net premiums earned	$376,032	$383,050
Other underwriting-related fee income	4,623	320
Losses and loss adjustment expenses	(218,674)	(219,817)
Acquisition expenses, net	(99,452)	(107,128)
Other operating expenses	(10,893)	(9,271)
Underwriting income	$51,636	$47,154

Underwriting Ratios
Loss ratio	58.2%	57.4%
Acquisition expense ratio	26.4%	28.0%
Other operating expense ratio	2.9%	2.4%
Combined ratio	87.5%	87.8%

Underwriting Income.  The reinsurance segment’s underwriting income was $51.6 million for the 2005 first quarter, compared to $47.2 million for the 2004 first quarter. The combined ratio for the reinsurance segment was 87.5% for the 2005 first quarter, compared to 87.8% for the 2004 first quarter.

Premiums Written.  Gross premiums written for the reinsurance segment were $488.8 million for the 2005 first quarter, compared to $565.7 million for the 2004 first quarter, and net premiums written were $477.7 million for the 2005 first quarter, compared to $550.9 million for the 2004 first quarter. The decrease in premium volume was in response to softening market conditions. For the 2005 first quarter, 66.9% and 33.1% of net premiums written were generated from pro rata contracts and excess of loss treaties, respectively, compared to 58.8% and 41.2% for the 2004 first quarter. Pro rata contracts are typically written at a lower loss ratio and higher expense ratio than excess of loss business. In certain cases, the reinsurance segment writes pro rata contracts where the underlying business consists of excess of loss policies. Approximately 27.2% of amounts included in the pro rata contracts written are related to excess of loss policies for the 2005 first quarter, compared to 26.0% for the 2004 first quarter. For information regarding net premiums written produced by type of business and geographic location, refer to note 4, “Segment Information,” of the notes accompanying our consolidated financial statements.

Net Premiums Earned.  Net premiums earned for our reinsurance segment were $376.0 million for the 2005 first quarter, compared to $383.1 million for the 2004 first quarter, and generally reflect changes in net premiums written over the previous five quarters, including the mix and type of business written. For the 2005 first quarter, 73.8% and 26.2% of net premiums earned were generated from pro rata contracts and excess of loss treaties, respectively, compared to 74.2% and 25.8% for the 2004 first quarter.

Other Underwriting-Related Fee Income.  The reinsurance segment recorded $4.6 million of other underwriting-related fee income in the 2005 first quarter, compared to $0.3 million in the 2004 first quarter.  Of the 2005 amount, $4.5 million related to an industry loss warranty contract. Under this contract, we received payment when industry-wide losses from certain natural perils exceeded a specified amount.

Losses and Loss Adjustment Expenses.  The reinsurance segment’s loss ratio was 58.2% for the 2005 first quarter, compared to 57.4% for the 2004 first quarter. The loss ratio for the 2005 first quarter benefited from estimated net favorable development in prior year reserves of $24.7 million, or a 6.6 point reduction in the loss ratio, primarily in property and short-tail lines of business. The 2005 amount included estimated net favorable development of $4.9 million, or a 1.3 point reduction in the loss ratio, on two contracts which were commuted during the period. Such amount was substantially offset by additional profit commissions payable as a result of the commutations that increased acquisition expenses by $3.0 million, or 0.8 points of the acquisition expense ratio. The loss ratio for the 2004 first quarter reflected estimated net favorable development in prior year reserves of $23.8 million, or a 6.2 point reduction in the loss ratio, which included estimated net favorable development on non-traditional business of $18.7 million, or a 4.9 point reduction in the loss ratio. Such amount was substantially offset as a result of commutations that increased acquisition expenses by $14.0 million, or 3.6 points of the acquisition expense ratio. Losses related to catastrophic activity recorded in the 2005 first quarter included approximately $10.0 million for Windstorm Erwin, or 2.7 points of the loss ratio, which impacted Northern Europe in January 2005.

Except as discussed above, the estimated favorable development in the reinsurance segment’s prior year reserves in the 2005 first quarter did not reflect any significant changes in the key assumptions we made to estimate these reserves at December 31, 2004. For a discussion of the reserves for losses and loss adjustment expenses, please refer to the section above entitled “—Critical Accounting Policies, Estimates and Recent Accounting Pronouncements—Reserves for Losses and Loss Adjustment Expenses.”

Underwriting Expenses.  The reinsurance segment’s acquisition expense ratio for the 2005 first quarter was 26.4%, compared to 28.0% for the 2004 first quarter. After adjusting for the additional profit commissions recorded on non-traditional business as discussed above, the increase was due to changes in net premiums earned, including the mix and type of business. The other operating expense ratio was 2.9% for the 2005 first quarter, compared to 2.4% for the 2004 first quarter, with the increase in the 2005 first quarter ratio due, in part, to the effect of lower premium volume in the 2005 first quarter.

Insurance Segment

The following table sets forth our insurance segment’s underwriting results:

	(Unaudited)
	Three Months Ended
	March 31,
(U.S. dollars in thousands)	2005	2004

Gross premiums written	$506,744	$481,569
Net premiums written	322,108	332,700

Net premiums earned	$321,036	$324,776
Policy-related fee income	917	3,785
Other underwriting-related fee income	572	128
Losses and loss adjustment expenses	(206,862)	(209,797)
Acquisition expenses, net	(26,681)	(45,728)
Other operating expenses	(56,955)	(43,259)
Underwriting income	$32,027	$29,905

Underwriting Ratios
Loss ratio	64.4%	64.6%
Acquisition expense ratio (1)	8.0%	12.9%
Other operating expense ratio	17.7%	13.3%
Combined ratio	90.1%	90.8%

(1)          The acquisition expense ratio is adjusted to include policy-related fee income.

Underwriting Income.  The insurance segment’s underwriting income was $32.0 million for the 2005 first quarter, compared to $29.9 million for the 2004 first quarter. The combined ratio for the insurance segment was 90.1% for the 2005 first quarter, compared to 90.8% for the 2004 first quarter. The components of the insurance segment’s underwriting income are discussed below.

Premiums Written.  Gross premiums written for the insurance segment were $506.7 million for the 2005 first quarter, compared to $481.6 million for the 2004 first quarter. The growth in gross premiums written in the 2005 first quarter primarily resulted from contributions in the property, executive assurance and professional liability lines from the insurance segment’s U.K. operations, which became fully operational in the 2004 third quarter. Gross premiums written by the insurance segment’s U.S. operations declined as growth in certain specialty lines was more than offset by reductions in program business and from the sale of our non-standard auto insurance operations in late 2004. The reduction in program business primarily resulted from the non-renewal of certain programs in 2004.

Ceded premiums written were 36.4% of gross premiums written for the 2005 first quarter, compared to 30.9% for the 2004 first quarter. The growth in the ceded percentage in 2005 was due, in part, to the cession of 30% of certain program business with effective dates subsequent to March 31, 2004. In addition, the insurance segment ceded a higher percentage of property and executive assurance business in the 2005 first quarter, compared to the 2004 first quarter.

Net premiums written for the insurance segment were $322.1 million for the 2005 first quarter, compared to $332.7 million for the 2004 first quarter. The decrease in net premiums written in the 2005 first quarter was primarily due to the reduction in program business noted above, partially offset by contributions from the insurance segment’s U.K. operations. In the 2004 first quarter, the non-standard auto insurance operations sold in late 2004 contributed $6.6 million to net premiums written. For information regarding net premiums written produced by type of business and geographic location, refer to note 4, “Segment Information,” of the notes accompanying our consolidated financial statements.

Net Premiums Earned.  Net premiums earned for the insurance segment were $321.0 million for the 2005 first quarter, compared to $324.8 million for the 2004 first quarter, and generally reflect changes in net premiums written over the previous five quarters, including the mix and type of business written.

Policy-Related Fee Income.  Policy-related fee income for our insurance segment was $0.9 million for the 2005 first quarter, compared to $3.8 million for the 2004 first quarter. The decrease in policy-related fee income in the 2005 period resulted from the sale of our non-standard auto insurance operations in late 2004, which primarily generated such fee income. Policy-related fee income in future periods will be dependent on the insurance segment’s alternative markets and other lines of business and is likely to be substantially lower than the 2004 amounts.

Losses and Loss Adjustment Expenses.  Losses and loss adjustment expenses incurred for our insurance segment in the 2005 first quarter were $206.9 million, or 64.4% of net premiums earned, compared to $209.8 million, or 64.6%, for the 2004 first quarter. The loss ratio for the 2005 first quarter benefited from estimated net favorable development in prior year reserves in the 2005 first quarter of $0.6 million, or a 0.2 point reduction in the loss ratio, compared to $1.7 million in the 2004 first quarter, or a 0.5 point reduction in the loss ratio. The estimated net favorable development in 2005 primarily resulted from favorable development in a number of specialty lines including non-marine property business, partially offset by adverse development on marine business. For a discussion of the reserves for losses and loss adjustment expenses, please refer to the section above entitled “—Critical Accounting Policies, Estimates and Recent Accounting Pronouncements—Reserves for Losses and Loss Adjustment Expenses.”

Underwriting Expenses.  The acquisition expense ratio was 8.0% for the 2005 first quarter, compared to 12.9% for the 2004 first quarter. The acquisition expense ratio for the insurance segment is calculated net of policy-related fee income and is influenced by, among other things, (1) the amount of ceding commissions received from unaffiliated reinsurers and (2) the amount of business written on a surplus lines (non-admitted) basis. The acquisition expense ratio in the 2005 first quarter decreased from the 2004 first quarter because the percentage of ceded business was higher in the 2005 period, increasing the amount of ceding commissions received, and the contribution of program business (which operates at a higher acquisition expense ratio) was lower in the 2005 period.

The insurance segment’s other operating expense ratio for the 2005 first quarter was 17.7%, compared to 13.3% for the 2004 first quarter, reflecting additional expenses incurred in 2005 due, in part, to the continued development of the insurance segment’s operating platform, as well as expenses incurred related to compliance with the Sarbanes-Oxley Act of 2002.

Net Investment Income

Net investment income was $49.9 million for the 2005 first quarter, compared to $24.6 million for the 2004 first quarter. The higher level of net investment income in the 2005 first quarter resulted from a higher level of average invested assets in the 2005 period and an increase in the pre-tax investment income yield to 3.4% for the 2005 first quarter, compared to 2.5% for the 2004 first quarter. These yields were calculated based on amortized cost. Yields on future investment income may vary based on financial market conditions, investment allocation decisions and other factors.

Net Realized Gains or Losses

Following is a summary of net realized gains (losses):

	(Unaudited)
	Three Months Ended
	March 31,
(U.S. dollars in thousands)	2005	2004

Fixed maturities	$(280)	$8,537
Privately held securities	(146)	(262)
Other	887	626
Total	$461	$8,901

Our investment portfolio is classified as available for sale. Currently, our portfolio is actively managed to maximize total return within certain guidelines. In assessing returns under this approach, we include net investment income, net realized gains and losses and the change in unrealized gains and losses generated by our investment portfolio. The effect of financial market movements on the investment portfolio will directly impact net realized gains and losses as the portfolio is adjusted and rebalanced. Total return on our portfolio under management, as reported to us by our investment advisors, for the 2005 first quarter was (0.56%), compared to 1.57% for the 2004 first quarter.

During the 2005 first quarter and 2004 first quarter, we realized gross losses from the sale of fixed maturities of $4.8 million and $0.1 million, respectively. With respect to those securities that were sold at a loss, the following is an analysis of the gross realized losses based on the period of time those securities had been in an unrealized loss position:

	(Unaudited)
	Three Months Ended
	March 31,
(U.S. dollars in thousands)	2005	2004

Less than 6 months	$3,120	$71
At least 6 months but less than 12 months	939	—
Over 12 months	700	—
Total	$4,759	$71

The fair values of such securities sold at a loss during the 2005 first quarter and 2004 first quarter were $426 million and $144 million, respectively. We did not record an other than temporary impairment on securities that were purchased and subsequently sold at a loss during the 2005 first quarter. For a discussion of our accounting for investments, please refer to the section above entitled “—Critical Accounting Policies, Estimates and Recent Accounting Pronouncements—Investments.”

Interest Expense

Interest expense was $5.6 million for the 2005 first quarter, compared to $1.4 million for the 2004 first quarter. The higher level of interest expense in the 2005 period is primarily due to the issuance by ACGL of $300 million in 7.35% senior notes in May 2004.

Net Foreign Exchange Gains or Losses

Net foreign exchange gains for the 2005 first quarter of $3.2 million consisted of net unrealized gains of $2.7 million and net realized gains of $0.5 million, compared to net foreign exchange losses for the 2004 first quarter of $5.3 million, which consisted of net unrealized losses of $5.5 million and net realized gains of $0.2 million. Foreign exchange gains and losses vary with fluctuations in currency rates and result from the remeasurement of foreign denominated monetary assets and liabilities. These gains and losses could add significant volatility to our net income in future periods.

Non-Cash Compensation

Restricted Stock

Non-cash compensation expense for the 2005 first quarter was $0.8 million, compared to $2.6 million for the 2004 first quarter. Absent significant additional restricted share grants during the remaining three quarters of 2005, non-cash compensation expense is currently expected to be $0.7 million, $0.6 million and $0.6 million, respectively. These amounts primarily relate to our capital raising activities during 2001 and the new underwriting initiative started in 2001. In addition, other non-cash compensation expenses that primarily relate to incentive compensation have been included in other operating expenses.

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

For purposes of the required pro forma information, the estimated fair value of employee stock options is amortized to expense over the options’ vesting period. The weighted average fair value of options granted during the 2005 first quarter was $0.1 million, compared to $0.2 million in the 2004 first quarter.

Had we accounted for our employee stock options under the fair value method, our net income per share would have been adjusted to the pro forma amounts indicated below; however, the expensing of stock options would have had no impact on our shareholders’ equity.

	(Unaudited) Three Months Ended March 31,
(U.S. dollars in thousands, except share data)	2005	2004

Net income, as reported	$115,892	$87,455
Total stock-based employee compensation expense under fair value method, net of income taxes	(1,077)	(510)
Pro forma net income	$114,815	$86,945

Earnings per share – basic:
As reported	$3.37	$3.21
Pro forma	$3.34	$3.19
Earnings per share – diluted:
As reported	$1.57	$1.26
Pro forma	$1.55	$1.26

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

Income Taxes

The effective tax rate on income before income taxes was 7.5% for the 2005 first quarter, compared to 11.2% for the 2004 first quarter. The reduction in the effective tax rate in the 2005 period resulted from a change in the relative mix of income reported by jurisdiction. Our effective tax rates may fluctuate from period to period based on the relative mix of income reported by jurisdiction primarily due to the varying tax rates in each jurisdiction. Our quarterly tax provision is adjusted to reflect changes in our expected annual effective tax rates, if any.

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

Pursuant to a shareholders agreement that we entered into in connection with the November 2001 capital infusion, we have agreed not to declare any dividend or make any other distribution on our common shares, and not to repurchase any common shares, until we have repurchased from funds affiliated with Warburg Pincus LLC (“Warburg Pincus funds”) and funds affiliated with Hellman & Friedman LLC (“Hellman & Friedman funds”), pro rata, on the basis of the amount of each of these shareholders’ investment in us at the time of such repurchase, preference shares having an aggregate value of $250 million, at a per share price acceptable to these shareholders.

On a consolidated basis, our aggregate invested assets, including cash and short-term investments, totaled $6.05 billion at March 31, 2005, compared to $5.84 billion at December 31, 2004. At March 31, 2005, our fixed income portfolio, which includes fixed maturity securities and short-term investments, had an average Standard & Poor’s quality rating of “AA+” and an average effective duration of 3.8 years. ACGL’s readily available cash, short-term investments and marketable securities, excluding amounts held by our regulated insurance and reinsurance subsidiaries, totaled $6.5 million at March 31, 2005, compared to $6.1 million at December 31, 2004.

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

Our insurance and reinsurance subsidiaries are required to maintain assets on deposit with various regulatory authorities to support their operations. The assets on deposit are available to settle insurance and reinsurance liabilities to third parties. Our insurance and reinsurance subsidiaries also have investments in segregated portfolios primarily to provide collateral or guarantees for letters of credit to third parties. At March 31, 2005 and December 31, 2004, such amounts approximated $677.9 million and $644.3 million, respectively. In addition, Arch Re Bermuda maintains assets in trust accounts to support insurance and reinsurance transactions with affiliated U.S. companies. At March 31, 2005 and December 31, 2004, such amounts approximated $2.38 billion and $2.25 billion, respectively.

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

Arch Specialty Insurance Company (“Arch Specialty”) entered into a Stipulation and Order ("Stipulation") with the Wisconsin Office of the Commissioner of Insurance (“OCI”) in connection with ACGL's acquisition of Arch Specialty in 2002.  While the ratio of Arch Specialty's total adjusted capital to authorized control level risk-based capital exceeded 200% at December 31, 2004, and thus was above the risk-based capital threshold that would require company action (the lowest level of corrective action), it was below the 275% ratio that the Stipulation requires Arch Specialty to maintain.  We are discussing a resolution of this matter with OCI, which may involve a revision of the Stipulation or contribution of additional funds by one of its parent companies, or both.  Western Diversified Casualty Insurance Company, which, like Arch Specialty, is domiciled in Wisconsin, also entered into a Stipulation with the OCI in 2003 whereby it must maintain a ratio of total adjusted capital to authorized control level risk-based capital of not less than 275% and is currently in compliance with this ratio.

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

Consolidated cash provided by operating activities was $327.8 million for the 2005 first quarter, compared to $399.6 million for the 2004 first quarter, with the decrease primarily attributable to a higher level of paid losses in the 2005 period. Cash flow from operating activities are provided by premiums collected, fee income, investment income and collected reinsurance recoverables, offset by losses and loss adjustment expense payments, reinsurance premiums paid, operating costs and current taxes paid.

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

As part of our capital management program, we may seek to raise additional capital or may seek to return capital to our shareholders through share repurchases, cash dividends or other methods (or a combination of such methods). We are currently reviewing our capital needs for 2005. Based on current available information, it is more likely that we would seek to implement a plan to return capital to our shareholders during 2005, rather than raise additional capital. Any such determination will be at the discretion of our board of directors and will be dependent upon our profits, financial requirements and other factors, including legal restrictions, rating agency requirements and such other factors as our board of directors deems relevant.

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

In July 2004, we filed a universal shelf registration statement with the Securities and Exchange Commission. This registration statement allows for the possible future offer and sale by us of up to $650 million of various types of securities, including unsecured debt securities, preference shares, common shares, warrants, share purchase contracts and units and depositary shares. The shelf registration statement enables us to cost effectively and efficiently access public debt and/or equity capital markets in order to meet our future capital needs. In addition, our shelf registration statement allows selling shareholders to resell up to an aggregate of 9,892,594 common shares that they own (or may acquire upon the conversion of outstanding preference shares or warrants) in one or more offerings from time to time. We will not receive any proceeds from the shares offered by the selling shareholders. This report is not an offer to sell or the solicitation of an offer to buy, nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

In September 2004, we entered into a three-year agreement for a $300 million unsecured revolving loan and letter of credit facility and a $400 million secured letter of credit facility. The $300 million unsecured revolving loan is also available for the issuance of unsecured letters of credit up to $100 million for our U.S.-based reinsurance operation. Simultaneously with the execution of the credit agreement, our former credit agreement expired. See “—Contractual Obligations and Commercial Commitments—Letter of Credit and Revolving Credit Facilities” for a description of the credit agreement.

At March 31, 2005, our capital of $2.59 billion consisted of senior notes of $300.0 million, representing 11.6% of the total, and shareholders’ equity of $2.29 billion, representing the balance. At December 31, 2004, our capital of $2.54 billion consisted of senior notes of $300 million, representing 11.8% of the total, and shareholders’ equity of $2.24 billion, representing 88.2% of the total. The increase in our capital during the 2005 first quarter of $47.0 million was primarily attributable to net income, partially offset by an after-tax decline in the market value of our investment portfolio of $74.8 million due to an increase in the level of interest rates at March 31, 2005.

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

Premium Estimates

Our premiums written and premiums receivable include estimates for our insurance and reinsurance operations. Insurance premiums written include estimates for program, aviation, construction and surety and collateralized protection business and for participation in involuntary pools. Reinsurance premiums written include amounts reported by the ceding companies, supplemented by our own estimates of premiums for which ceding company reports have not been received. The basis for the amount of premiums written recognized varies based on the types of contracts we write. Premiums on our excess of loss and pro rata reinsurance contracts are estimated when the business is underwritten. For excess of loss contracts, the minimum premium, as defined in the contract, is generally recorded as an estimate of premiums written as of the inception date of the treaty. Estimates of premiums written under pro rata contracts are recorded in the period in which the underlying risks are expected to incept and are based on information provided by the brokers and the ceding companies. For multi-year reinsurance treaties which are payable in annual installments, only the initial annual installment is included as premiums written at policy inception due to the ability of the reinsured to commute or cancel coverage during the term of the policy. The remaining annual installments are included as premiums written at each successive anniversary date within the multi-year term.

Premium estimates are reviewed at least quarterly, based on management’s review, comparing actual reported premiums to expected ultimate premiums together with a review of the aging and collection of premium estimates. Based on management’s review, the appropriateness of the premium estimates is evaluated, and any adjustment to these estimates is recorded in the period in which it becomes known. Adjustments to original premium estimates could be material and such adjustments could directly and significantly impact earnings favorably or unfavorably in the period they are determined because the subject premium may be fully or substantially earned. A significant portion of amounts included as premiums receivable, which represent estimated premiums written, net of commissions, is not currently due based on the terms of the underlying contracts. Based on the above process, management believes that the premium estimates included in premiums receivable will be collectible and, therefore, no provision for doubtful accounts has been recorded on the premium estimates at March 31, 2005.

Reinsurance Protection and Recoverables

For purposes of limiting our risk of loss, we reinsure a portion of our exposures, paying to reinsurers a part of the premiums received on the policies we write, and we may also use retrocessional protection. For the 2005 first quarter, ceded premiums written represented approximately 18.4% of gross premiums written, compared to 12.5% for the 2004 first quarter.

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

We monitor the financial condition of our reinsurers and attempt to place coverages only with substantial, financially sound carriers. At March 31, 2005, approximately 80.2% of our reinsurance recoverables on paid and unpaid losses of $771.7 million (not including prepaid reinsurance premiums) were due from carriers which had an A.M. Best rating of “A-” or better. No reinsurance recoverables from any one carrier exceeded 4.0% of our total shareholders’ equity at March 31, 2005.

The following table details our reinsurance recoverables at March 31, 2005:

	% of Total	A.M. Best Rating (1)

Alternative market recoverables (2)	11.8%	NR
Everest Reinsurance Company	10.1%	A+
Sentry Insurance a Mutual Company (3)	8.2%	A+
Employers Reinsurance Corporation	6.2%	A
Allied World Assurance Company Ltd.	5.9%	A+
Swiss Reinsurance America Corporation	5.7%	A+
Federal Insurance Company	4.0%	A++
Converium Reinsurance (NA) Inc.	3.9%	B-
Lloyd’s of London syndicates (4)	3.8%	A
Odyssey America Reinsurance Corporation	3.5%	A
PMA Capital Insurance Company	0.4%	B+
Lumbermens Mutual Casualty Company	0.3%	D
All other (5)	36.2%
Total	100.0%

(1)                      The financial strength ratings are as of April 15, 2005 and were assigned by A.M. Best based on its opinion of the insurer’s financial strength as of such date. An explanation of the ratings listed in the table follows: the ratings of “A++” and “A+” are designated “Superior”; the “A” and “A-” ratings are designated “Excellent”; ratings of “B++” and “B+” are designated “Very Good”; the rating of “B-” is designated “Fair”; and the “D” rating is designated “Poor.” Additionally, A.M. Best has five classifications within the “Not Rated” or “NR” category. Reasons for an “NR” rating being assigned by A.M. Best include insufficient data, size or operating experience, companies which are in run-off with no active business writings or are dormant, companies which disagree with their rating and request that a rating not be published or insurers that request not to be formally evaluated for the purposes of assigning a rating opinion.

(2)                    Includes amounts recoverable from separate cell accounts in our alternative markets unit. Substantially all of such amounts are collateralized with reinsurance trusts, letters of credit or deposit funds.

(3)                      In connection with our acquisition of Arch Specialty in February 2002, the seller, Sentry, agreed to reinsure and guarantee all liabilities arising out of Arch Specialty’s business prior to the closing of the acquisition. In addition to the guarantee provided by Sentry, substantially all of the recoverable from Sentry is still subject to the original reinsurance agreements inuring to Arch Specialty and, to the extent Sentry fails to comply with its payment obligations to us, we may seek reimbursement from the third party reinsurers under such agreements.

(4)                      The A.M. Best group rating of “A” (Excellent) has been applied to all Lloyd’s of London syndicates.

(5)                      The following table provides a breakdown of the “All other” category by A.M. Best rating:

Companies rated “A++”	0.9%
Companies rated “A+”	5.8%
Companies rated “A”	22.7%
Companies rated “A-”	3.4%
Companies rated “B++”	0.3%
Companies rated “B+”	0.2%
Companies not rated	2.9%
Total	36.2%

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

For our natural catastrophe exposed business, we seek to limit the amount of exposure we will assume from any one insured or reinsured and the amount of the exposure to catastrophe losses in any geographic zone. We monitor our exposure to catastrophic events, including earthquake and wind, and periodically reevaluate the estimated probable maximum pre-tax loss for such exposures. Our estimated probable maximum pre-tax loss is determined through the use of modeling techniques, but such estimate does not represent our total potential loss for such exposures. We seek to limit the probable maximum pre-tax loss to a specific level for severe catastrophic events. Currently, we generally seek to limit the probable maximum pre-tax loss to approximately 25% of consolidated shareholders’ equity for a severe catastrophic event in any geographic zone that could be expected to occur once in every 250 years. There can be no assurances that we will not suffer pre-tax losses greater than 25% of total shareholders’ equity from one or more catastrophic events due to several factors, including the inherent uncertainties in estimating the frequency and severity of such events and the margin of error in making such determinations resulting from potential inaccuracies and inadequacies in the data provided by clients and brokers, the modeling techniques and the application of such techniques. In addition, depending on business opportunities and the mix of business that may comprise our insurance and reinsurance portfolio, we may seek to adjust our self-imposed limitations on probable maximum pre-tax loss for catastrophe exposed business.

ACGL has purchased a reinsurance program for its insurance operations which provides coverage for certain property catastrophe-related losses equal to a maximum of 95% of the first $110 million in excess of a $50 million retention per occurrence of such losses for 2004, and 95% of the first $150 million in excess of a $50 million retention per occurrence of such losses commencing in 2005. As coverage under this reinsurance program is utilized, it is automatically reinstated once and is available under the same terms as described immediately above. In addition, our reinsurance operations have purchased reinsurance which primarily provides between $15 million and $45 million of coverage in excess of certain deductibles for any one occurrence and $90 million in the aggregate annually, for certain catastrophe-related losses worldwide for 2004 through April 2005. We are currently negotiating the renewal of such treaty and may or may not continue this coverage. In the future, we may seek to purchase additional catastrophe or other reinsurance protection. The availability and cost of such reinsurance protection is subject to market conditions, which are beyond our control. As a result of market conditions and other factors, we may not be successful in obtaining such protection. See “—Reinsurance Protection and Recoverables” above.

Foreign Currency Exchange Rate Fluctuation

We write business on a worldwide basis, and our net income may be affected by fluctuations in foreign currency exchange rates as changes in foreign currency exchange rates can reduce our revenues and increase our liabilities and costs. In order to reduce our exposure to these exchange rate risks, we have invested and expect to continue to invest in securities denominated in currencies other than the U.S. Dollar. Our reinsurance segment invests certain funds in British Pounds Sterling and Euros in order to mitigate the economic effects of foreign currency exchange risk on projected liabilities in such currencies. We have chosen not to hedge the currency risk on the capital contributed to Arch Insurance Company (Europe) Limited (“Arch-Europe”) in May 2004, which is held in British Pounds Sterling. However, we intend to match Arch-Europe’s projected liabilities in foreign currencies with investments in the same currencies. We may suffer losses solely as a result of exchange rate fluctuations.

Management and Operations

As a relatively new insurance and reinsurance company, our success will also be dependent upon our ability to establish and maintain operating procedures and internal controls (including the timely and successful implementation of our information technology initiatives, which include the implementation of improved computerized systems and programs to replace and support manual systems) to effectively support our business and our regulatory and reporting requirements. We may not be successful in such efforts. We have enhanced and will continue to enhance our procedures and controls, including our controls over financial reporting. Our management does not expect that our disclosure controls or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. As a result of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons or by collusion of two or more people. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. As a result of the inherent limitations in a cost-effective control system, misstatement due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the disclosure controls and procedures are met.

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

Financial strength and claims paying ratings from third party rating agencies are instrumental in establishing the competitive positions of companies in our industry. Periodically, rating agencies evaluate us to confirm that we continue to meet their criteria for the ratings assigned to us by them. Our reinsurance subsidiaries, Arch Reinsurance Company (“Arch Re U.S.”) and Arch Re Bermuda, and our principal insurance subsidiaries, Arch Insurance Company (“Arch Insurance”), Arch Excess & Surplus Insurance Company (“Arch E&S”), Arch Specialty and Arch-Europe, each currently has a financial strength rating of “A-” (Excellent) from A.M. Best. The “A-” rating is the fourth highest out of fifteen ratings assigned by A.M. Best. A.M. Best has assigned a financial strength rating of “NR-3” (Rating Procedure Inapplicable) to Western Diversified Casualty Insurance Company (“Western Diversified”).

Standard & Poor’s Rating Services assigned counterparty (issuer) credit and senior debt ratings of “BBB-” to ACGL. A counterparty credit rating provides an opinion on an issuer’s overall capacity and willingness to meet its financial commitments as they become due, but is not specific to a particular financial obligation, and ACGL’s senior debt rating relates to its 30-year senior notes issued in May 2004. The “BBB-” rating assigned to ACGL by Standard & Poor’s for its counterparty credit rating and its senior debt rating is the fourth highest out of eight ratings and fourth highest out of ten ratings, respectively, assigned by Standard & Poor’s. These ratings are statements of opinion, not statements of fact and not recommendations to buy, hold or sell any securities.

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

Contractual Obligations and Commercial Commitments

Letter of Credit and Revolving Credit Facilities

On September 16, 2004, we entered into a three-year agreement (“Credit Agreement”) for a $300 million unsecured revolving loan and letter of credit facility and a $400 million secured letter of credit facility. Letters of credit were issued under the Credit Agreement on September 17, 2004. Borrowings of revolving loans may be made by ACGL at a variable rate based on LIBOR or an alternative base rate at our option. The $300 million unsecured revolving loan is also available for the issuance of unsecured letters of credit up to $100 million for Arch Re U.S. Secured letters of credit are available for issuance on behalf of Arch Re Bermuda, Arch Re U.S., Arch Insurance, Arch Specialty, Arch E&S and Western Diversified. The Credit Agreement replaced our former credit agreement, dated as of September 12, 2003 and amended as of September 10, 2004, which provided for unsecured borrowings of up to $300 million. We used $200 million of the net proceeds from the offering of senior notes in May 2004 (see “—Senior Notes” below) to repay all amounts outstanding on the former credit agreement. Simultaneously with the execution of the Credit Agreement, the former credit agreement expired.

Issuance of letters of credit and borrowings under the Credit Agreement are subject to our compliance with certain covenants and conditions, including absence of a material adverse effect. These covenants require, among other things, that we maintain a debt to shareholders’ equity ratio of not greater than 0.35 to 1 and shareholders’ equity in excess of $1.4 billion plus 40% of future aggregate net income beginning after September 30, 2004 (not including any future net losses) and 40% of future aggregate proceeds from the issuance of common or preferred equity, that we maintain minimum unencumbered cash and investment grade securities in the amount of $400 million and that our principal insurance and reinsurance subsidiaries maintain at least a “B++” rating from A.M. Best. In addition, certain of our subsidiaries that are parties to the Credit Agreement are required to maintain minimum shareholders’ equity levels. We were in compliance with all covenants contained in the Credit Agreement at March 31, 2005. The Credit Agreement expires in September 2007.

Including the secured letter of credit portion of the Credit Agreement and another letter of credit facility (together, the “LOC Facilities”), we have access to secured letter of credit facilities for up to a total of $575 million. The principal purpose of the LOC Facilities is to issue, as required, evergreen standby letters of credit in favor of primary insurance or reinsurance counterparties with which we have entered into reinsurance arrangements to ensure that such counterparties are permitted to take credit for reinsurance obtained from our reinsurance subsidiaries in United States jurisdictions where such subsidiaries are not licensed or otherwise admitted as an insurer, as required under insurance regulations in the United States, and to comply with requirements of Lloyd’s of London in connection with qualifying quota share and other arrangements. The amount of letters of credit issued is driven by, among other things, the timing and payment of catastrophe losses, loss development of existing reserves, the payment pattern of such reserves, the further expansion of our business and the loss experience of such business. When issued, such letters of credit are secured by a portion of our investment portfolio. In addition, the LOC Facilities also require the maintenance of certain covenants, which we were in compliance with at March 31, 2005. At such date, we had approximately $413.3 million in outstanding letters of credit under the LOC Facilities, which were secured by investments totaling $465.0 million. The other letter of credit facility expires in December 2005. It is anticipated that the LOC facilities will be renewed (or replaced) on expiry, but such renewal (or replacement) will be subject to the availability of credit from banks which we utilize or may utilize.

In addition to letters of credit, we have and may establish insurance trust accounts in the U.S. and Canada to secure its reinsurance amounts payable as required. See note 7, “Investment Information,” of the notes accompanying our consolidated financial statements.

Senior Notes

In May 2004, ACGL completed a public offering of $300 million principal amount of 7.35% senior notes (“Senior Notes”) due May 1, 2034 and received net proceeds of $296.4 million. ACGL will pay interest on the Senior Notes on May 1 and November 1 of each year. The first such payment was made on November 1, 2004. ACGL may redeem the Senior Notes at any time and from time to time, in whole or in part, at a “make-whole” redemption price. The Senior Notes are ACGL’s senior unsecured obligations and rank equally with all of its existing and future senior unsecured indebtedness. The effective interest rate related to the Senior Notes, based on the net proceeds received, is approximately 7.46%. ACGL used $200 million of the net proceeds from the offering to repay all amounts outstanding under a revolving credit agreement and the remaining proceeds were used to support the underwriting activities of its insurance and reinsurance subsidiaries and for other general corporate purposes.

Guarantee and Other

In the 2005 first quarter, we agreed to provide a guarantee, through the issuance of a standby letter of credit in the amount of $6.0 million (the “Guarantee”) for the benefit of a commercial bank, to assist the principals of an agency to obtain a loan to purchase the agency from its prior owner. The agency loan is payable over a seven year term, and the Guarantee will be outstanding until such time as the loan is repaid in full. In return for the issuance of Guarantee, the agency entered into an exclusive agency relationship with us with respect to certain property and casualty insurance. Pursuant to such exclusive arrangement, we will pay the agency commissions based on an agreed percentage of written premium and, under certain circumstances, other remuneration based upon performance. We recorded net premiums written of $2.7 million under such agreement through March 31, 2005. The agency and each of the principals have signed pledge and security agreements that, among other things, provide us with collateral, in the case of the agency, and in the case of the principals, their respective shares of stock in the agency, as long as the Guarantee is in place. Such agreements also require the agency to use all excess cash flow beyond a reasonable reserve to accelerate reduction of the principal loan amount. Based on an analysis of the expected results of the agency and the likelihood of a default on the loan, we determined that the fair value of the Guarantee is $0.3 million at March 31, 2005, and recorded such amount as an expense and related liability.

In addition, we agreed to extend a $10.0 million letter of credit through July 1, 2006 (“Extension”) for the benefit of a Lloyd’s of London syndicate (“Syndicate”) which was originally issued in connection with a reinsurance treaty covering the 2002 year of account. We received $0.5 million of fees in December 2004 and will receive $0.2 million in December 2005 in compensation for the Extension. To the extent that Lloyd’s of London draws down on the letter of credit on behalf of the Syndicate for any reason not related to our obligations under the 2002 year of account, the Syndicate will reimburse us for the amount drawn down plus interest at 6.0% per annum.

Investments

The finance and investment committee of our board of directors establishes our investment policies and creates guidelines for our external investment managers. The finance and investment committee reviews the implementation of the investment strategy on a regular basis. Our current approach stresses preservation of capital, market liquidity and diversification of risk. Our consolidated cash and invested assets were as follows at March 31, 2005 and December 31, 2004:

(U.S. dollars in thousands)	(Unaudited) March 31, 2005	December 31, 2004

Fixed maturities available for sale, at fair value	$5,732,566	$5,545,121
Short-term investments available for sale, at fair value	205,217	155,771
Cash	86,723	113,052
Privately held securities	22,692	21,571
Total	$6,047,198	$5,835,515

At March 31, 2005 and December 31, 2004, our fixed income portfolio, which includes fixed maturities and short-term investments, had an average effective duration of 3.8 years and 3.7 years, respectively, an average Standard & Poor’s quality rating of “AA+” and an average yield to maturity (book yield) of 3.6% and 3.5%, respectively. At March 31, 2005 and December 31, 2004, our invested assets did not include any publicly traded equity securities; however, primarily for portfolio diversification purposes, we expect to allocate a portion of our portfolio to equity securities in future periods.

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

Gross unrealized losses on our fixed maturity securities were $82.9 million at March 31, 2005. At March 31, 2005, on a lot level basis, approximately 1,565 fixed maturity securities out of a total of approximately 2,057 securities were in an unrealized loss position and the largest single unrealized loss from one investment in our fixed maturity portfolio was $2.3 million. The information presented below for the gross unrealized losses on our fixed maturity securities at March 31, 2005 indicates the potential effect upon future earnings and financial position in the event management later concludes that some of the current declines in the fair value of such securities are other than temporary.

The following table provides an analysis of the length of time each of those fixed maturities with an unrealized loss at March 31, 2005 has been in a continual unrealized loss position:

	Less than 12 Months		12 Months or greater and less than 18 months
(U.S. dollars in thousands)	Estimated Fair Value and Carrying Value	Gross Unrealized (Losses)	Estimated Fair Value and Carrying Value	Gross Unrealized (Losses)

Fixed maturities:
U.S. government and government agencies	$1,330,217	$(25,294)	$436,962	$(10,244)
Corporate bonds	812,638	(14,059)	287,390	(7,888)
Asset backed securities	424,898	(6,602)	259,269	(4,525)
Municipal bonds	452,510	(5,721)	79,066	(2,339)
Non-U.S. government securities	123,554	(732)	14,004	(397)
Commercial mortgage backed securities	74,402	(1,649)	—	—
Mortgage backed securities	46,010	(573)	18,123	(705)
Total	$3,264,229	$(54,630)	$1,094,814	$(26,098)

	Equal or greater than 18 months		Total
	Estimated Fair Value and Carrying Value	Gross Unrealized (Losses)	Estimated Fair Value and Carrying Value	Gross Unrealized (Losses)

Fixed maturities:
U.S. government and government agencies	$247	$(10)	$1,767,426	$(35,548)
Corporate bonds	34,342	(1,269)	1,134,370	(23,216)
Asset backed securities	49,011	(912)	733,178	(12,039)
Municipal bonds	—	—	531,576	(8,060)
Non-U.S. government securities	—	—	137,558	(1,129)
Commercial mortgage backed securities	—	—	74,402	(1,649)
Mortgage backed securities	—	—	64,133	(1,278)
Total	$83,600	$(2,191)	$4,442,643	$(82,919)

The following table presents the Standard & Poor’s credit quality distribution of our fixed maturities at March 31, 2005 and December 31, 2004:

	(Unaudited) March 31, 2005		December 31, 2004
(U.S. dollars in thousands)	Estimated Fair Value and Carrying Value	% of Total	Estimated Fair Value and Carrying Value	% of Total

Fixed Maturities:
AAA	$4,314,002	75.3%	$4,162,703	75.1%
AA	408,290	7.1%	356,999	6.4%
A	733,281	12.8%	772,262	13.9%
BBB	177,485	3.1%	151,171	2.7%
BB	16,557	0.3%	13,488	0.3%
B	80,098	1.4%	83,690	1.5%
Lower than B	2,853	0.0%	4,808	0.1%
Total	$5,732,566	100.0%	$5,545,121	100.0%

As part of our investment strategy, we seek to establish a level of cash and highly liquid short-term and intermediate-term securities which, combined with expected cash flow, is believed by us to be adequate to meet our foreseeable payment obligations. We currently do not utilize derivative financial instruments such as futures, forward contracts, swaps or options or other financial instruments with similar characteristics such as interest rate caps or floors and fixed-rate loan commitments, other than a forward starting swap which was entered into in connection with the issuance of ACGL’s Senior Notes. Our portfolio includes investments, such as mortgage-backed securities, which are subject to prepayment risk. At March 31, 2005, our investments in mortgage-backed securities, excluding commercial mortgage-backed securities, amounted to approximately $120.4 million, or 2.0% of cash and invested assets, compared to $158.1 million, or 2.7% of cash and invested assets, at December 31, 2004. Such amounts are classified as “available for sale” and are not held for trading purposes.

At March 31, 2005 and December 31, 2004, we held three privately held securities totaling $22.7 million and $21.6 million, respectively, which were carried at fair value. Our investment commitments relating to privately held securities totaled approximately $0.4 million at March 31, 2005.

Book Value Per Share

The following book value per share calculations are based on shareholders’ equity of $2.29 billion and $2.24 billion at March 31, 2005 and December 31, 2004, respectively. The shares and per share numbers set forth below exclude the effects of 6,039,538 and 6,172,199 stock options and 98,125 and 150,000 Class B warrants outstanding at March 31, 2005 and December 31, 2004, respectively. Diluted per share book value increased to $31.60 at March 31, 2005 from $31.03 at December 31, 2004. The increase in diluted per share book value in the 2005 first quarter was primarily attributable to net income, partially offset by a decline in the market value of our investment portfolio due to an increase in interest rates.

	(Unaudited) March 31, 2005		December 31, 2004
	Outstanding Shares	Cumulative Book Value Per Share	Outstanding Shares	Cumulative Book Value Per Share
Common shares (1)	35,098,258	$42.88	34,902,923	$41.76
Series A convertible preference shares	37,327,502		37,348,150
Total shares	72,425,760	$31.60	72,251,073	$31.03

(1) Book value per common share at March 31, 2005 and December 31, 2004 was determined by dividing (i) the difference between total shareholders’ equity and the aggregate liquidation preference of the Series A convertible preference shares of $783.9 million and $784.3 million, respectively, by (ii) the number of common shares outstanding. Restricted common shares are included in the number of common shares outstanding as if such shares were issued on the date of grant.

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

Market Sensitive Instruments and Risk Management

In accordance with the SEC’s Financial Reporting Release No. 48, we performed a sensitivity analysis to determine the effects that market risk exposures could have on the future earnings, fair values or cash flows of our financial instruments as of March 31, 2005. (See section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Sensitive Instruments and Risk Management” included in our 2004 Annual Report on Form 10-K.) Market risk represents the risk of changes in the fair value of a financial instrument and is comprised of several components, including liquidity, basis and price risks. At March 31, 2005, material changes in market risk exposures that affect the quantitative and qualitative disclosures presented as of December 31, 2004 are as follows:

Interest Rate Risk

We consider the effect of interest rate movements on the market value of our fixed maturities and short-term investments and the corresponding change in unrealized appreciation (depreciation). The following table summarizes the estimated effect that an immediate, parallel shift in the U.S. interest rate yield curve would have at March 31, 2005.  Based on historical observations, it is unlikely that all global yield curves would shift in the same direction and at the same time and, accordingly, the actual effect of interest rate movements may differ materially from the amounts indicated in the table set forth below.

	(Unaudited) Interest Rate Shift in Basis Points
(U.S. dollars in millions)	-100	-50	0	50	100

Total market value	$6,175.8	$6,054.3	$5,937.8	$5,825.8	$5,718.2
Market value change from base	4.01%	1.96%	—	(1.89)%	(3.70)%
Change in unrealized value	$238.0	$116.5	—	$(112.0)	$(219.6)

Foreign Currency Exchange Risk

Foreign currency rate risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates. A 10% appreciation of the U.S. Dollar against other currencies under our outstanding contracts at March 31, 2005, net of unrealized appreciation on our securities denominated in currencies other than the U.S. Dollar, would have resulted in unrealized losses of approximately $8.8 million and would have decreased diluted book value per share by approximately $0.12 at March 31, 2005. Based on historical observations, it is unlikely that all foreign currency exchange rates would shift against the U.S. Dollar in the same direction and at the same time and, accordingly, the actual effect of foreign currency rate movements may differ materially from the amounts set forth above. For further discussion on foreign exchange activity, please refer to “—Results of Operations.”

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

•            accuracy of those estimates and judgments utilized in the preparation of our financial statements, including those related to revenue recognition, insurance and other reserves, reinsurance recoverables, investment valuations, intangible assets, bad debts, income taxes, contingencies, litigation and any determination to use the deposit method of accounting, which, for a relatively new insurance and reinsurance company, like our company, are even more difficult to make than those made in a mature company since limited historical information has been reported to us through March 31, 2005;

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

In addition, other general factors could affect our results, including: (a) developments in the world’s financial and capital markets and our access to such markets; (b) changes in regulations or tax laws applicable to us, our subsidiaries, brokers or customers, including, without limitation, any such changes resulting from the recent investigations and inquiries by the New York Attorney General and others relating to the insurance industry and any attendant litigation; and (c) the effects of business disruption or economic contraction due to terrorism or other hostilities.

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

OTHER FINANCIAL INFORMATION

The interim financial information included in this Quarterly Report on Form 10-Q for the 2005 first quarter has not been audited by PricewaterhouseCoopers LLP. In reviewing such information, PricewaterhouseCoopers

LLP has applied limited procedures in accordance with professional standards for reviews of interim financial information. However, their separate report included in this Quarterly Report on Form 10-Q for the 2005 first quarter, incorporated by reference herein, states that they did not audit and they do not express an opinion on that interim financial information. Accordingly, you should restrict your reliance on their reports on such information. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their reports on the interim financial information because such reports do not constitute “reports” or “parts” of the registration statements prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act of 1933.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

We, in common with the insurance industry in general, are subject to litigation and arbitration in the normal course of our business. As of March 31, 2005, we were not a party to any material litigation or arbitration other than as a part of the ordinary course of business in relation to claims activity, none of which is expected by management to have a significant adverse effect on our results of operations and financial condition and liquidity.

In 2003, the former owners of American Independent Insurance Holding Company (“American Independent”) commenced an action against ACGL, American Independent and certain of American Independent’s directors and officers and others seeking unspecified damages relating to the reorganization agreement pursuant to which we acquired American Independent in 2001. The reorganization agreement provided that, as part of the consideration for the stock of American Independent, the former owners would have the right to receive a limited, contingent payment from the proceeds, if any, from certain pre-existing lawsuits that American Independent had brought as plaintiff prior to its acquisition by us. The former owners alleged, among other things, that the defendants entered into the agreement without intending to honor their commitments under the agreement and are liable for securities and common law fraud, breach of contract and intentional infliction of emotional distress. ACGL and the other defendants strongly denied the validity of these allegations, and filed a motion to dismiss all claims. That motion was granted on March 23, 2005. In accordance with the opinion and order granting the motion, the plaintiffs were given until April 15, 2005 to file an amended complaint. Although they did attempt to amend the complaint, on April 26, 2005 the Court entered a judgment dismissing the complaint in its entirety and dismissing the action with prejudice.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes ACGL’s purchases of its common shares for the 2005 first quarter:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plan or Programs

1/1/2005-1/31/2005	—	—	—	—
2/1/2005-2/28/2005	17,735	$40.98	—	—
3/1/2005-3/31/2005	1,158	$40.04	—	—
Total	18,893	$40.92	—	—

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

During the 2005 first quarter, the Audit Committee approved engagements of PricewaterhouseCoopers LLP for the following permitted non-audit services: tax services, tax consulting and tax compliance.

In addition, on April 28, 2005, ACGL adopted the 2005 Long Term Incentive and Share Award Plan (the “2005 Plan”), upon approval by ACGL’s shareholders at the annual general meeting. The purposes of the 2005 Plan are to advance the interests of ACGL and its shareholders by providing a means to attract, retain and motivate employees and directors of ACGL and its subsidiaries. The 2005 Plan is intended to provide for competitive compensation opportunities, to encourage long-term service, to recognize individual contributions and reward achievement of performance goals and to promote the creation of long-term value for shareholders by aligning the interests of such persons with those of shareholders.

The 2005 Plan will provide for the grant to eligible employees and directory stock options, stock appreciation rights, restricted shares, restricted share units payable in common shares or cash, share awards in lieu of cash awards, dividend equivalents and other share-based awards. The 2005 Plan also provides our non-employee directors with the opportunity to receive the annual retainer fee for Board service in common shares.  A maximum of up to 2,000,000 common shares are reserved for issuance under the 2005 Plan, subject to anti-dilution adjustments in the event of certain changes in ACGL’s capital structure.

The 2005 Plan is included as an exhibit to this report and is incorporated herein by reference.

Item 6.   Exhibits

(a)                Exhibits.

Exhibit No.	Description

10.1	Consulting Agreement, dated as of March 17, 2005, between Robert Clements and ACGL (incorporated herein by reference from the current report on Form 8-K filed with the SEC on March 17, 2005).

10.2	Amendment, dated April 27, 2005, to the Employment Agreement, dated as of October 23, 2001, among ACGL, Arch Re Bermuda and Dwight R. Evans (filed herewith).

10.3

Amendment, dated April 27, 2005, to the Employment Agreement, dated as of January 18, 2002, between ACGL and John D. Vollaro (incorporated herein by reference from the current report on Form 8-K filed with the SEC on May 3, 2005).

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

99.1

ACGL 2005 Long Term Incentive and Share Award Plan adopted on April 28, 2005 (incorporated by reference to Appendix B to the Definitive Proxy Statement on Schedule 14A of the Registrant filed with the SEC on March 30, 2005).

(b)                Reports on Form 8-K.

ACGL submitted reports on Form 8-K during the 2005 first quarter on February 14, 2005 to furnish the 2004 fourth quarter earnings release issued by ACGL, on March 2, 2005 to report on compensation of executive officers and non-employee directors and related matters and on each of March 17, 2005 and May 3, 2005 to announce the entry into a material definitive agreement. ACGL also submitted a report on Form 8-K on April 28, 2005 to furnish the 2005 first quarter earnings release issued by ACGL.  Since the reports submitted on February 14, 2005 and April 28, 2005 contain information that was furnished, they are not incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCH CAPITAL GROUP LTD.
(REGISTRANT)

/s/ Constantine Iordanou
Date: May 6, 2005	Constantine Iordanou
President and Chief Executive Officer (Principal Executive Officer) and Director

/s/ John D. Vollaro
Date: May 6, 2005	John D. Vollaro
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Consulting Agreement, dated as of March 17, 2005, between Robert Clements and ACGL (incorporated herein by reference from the current report on Form 8-K filed with the SEC on March 17, 2005).

10.2	Amendment, dated April 27, 2005, to the Employment Agreement, dated as of October 23, 2001, among ACGL, Arch Re Bermuda and Dwight R. Evans (filed herewith).

10.3

Amendment, dated April 27, 2005, to the Employment Agreement, dated as of January 18, 2002, between ACGL and John D. Vollaro (incorporated herein by reference from the current report on Form 8-K filed with the SEC on May 3, 2005).

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

99.1

ACGL 2005 Long Term Incentive and Share Award Plan adopted on April 28, 2005 (incorporated by reference to Appendix B to the Definitive Proxy Statement on Schedule 14A of the Registrant filed with the SEC on March 30, 2005).