Form 10-Q
period 2005-06-30
ARCH CAPITAL GROUP LTD.
filed 2005-08-03
CIK 947484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
Or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period __________________ to __________________

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

___________________________________________________________________

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

Yes        X          No  ______

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes        X          No  ______

Indicate the number of shares outstanding of each of the issuer’s classes of common shares as of the latest practicable date.

Class	Outstanding at July 28, 2005
Common Shares, $0.01 par value	35,274,505

ARCH CAPITAL GROUP LTD.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Arch Capital Group Ltd.:

We have reviewed the accompanying consolidated balance sheet of Arch Capital Group Ltd. and its subsidiaries as of June 30, 2005, and the related consolidated statements of income for each of the three-month and six-month periods ended June 30, 2005 and 2004, and the consolidated statements of comprehensive income, changes in shareholders’ equity and cash flows for the six-month periods ended June 30, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2004, and the related consolidated statements of income, comprehensive income, and changes in shareholders’ equity and of cash flows for the year then ended, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 and the effectiveness of the Company’s internal control over financial reporting as of December 31,2004; and in our report dated March 14, 2005, we expressed unqualified opinions thereon. The consolidated financial statements and management’s assessment of the effectiveness of internal control over financial reporting referred to above are not presented herein. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2004, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
New York, New York
August 2, 2005

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share data)

	(Unaudited)
	June 30,	December 31,
	2005	2004
Assets
Investments:
Fixed maturities available for sale, at fair value (amortized cost: 2005, $6,079,549; 2004, $5,506,193)	$6,124,248	$5,545,121
Short-term investments available for sale, at fair value (amortized cost: 2005, $177,156; 2004, $155,498)	176,268	155,771
Privately held securities, at fair value (cost: 2005, $13,619; 2004, $17,022)	22,251	21,571
Total investments	6,322,767	5,722,463

Cash	162,017	113,052
Accrued investment income	63,210	57,163
Premiums receivable	622,664	520,781
Funds held by reinsureds	199,283	209,946
Unpaid losses and loss adjustment expenses recoverable	798,752	695,582
Paid losses and loss adjustment expenses recoverable	31,611	26,874
Prepaid reinsurance premiums	336,721	321,422
Goodwill and intangible assets	16,666	16,666
Deferred income tax assets, net	54,101	58,745
Deferred acquisition costs, net	303,969	278,184
Other assets	216,883	197,876
Total Assets	$9,128,644	$8,218,754

Liabilities
Reserve for losses and loss adjustment expenses	$4,175,403	$3,570,734
Unearned premiums	1,641,659	1,541,217
Reinsurance balances payable	143,838	169,502
Senior notes	300,000	300,000
Deposit accounting liabilities	50,337	44,023
Payable for securities purchased	20,152	53,642
Other liabilities	293,863	297,730
Total Liabilities	6,625,252	5,976,848

Commitments and Contingencies

Shareholders’ Equity
Preference shares ($0.01 par value, 50,000,000 shares authorized, issued: 2005, 37,327,502; 2004, 37,348,150)	373	373
Common shares ($0.01 par value, 200,000,000 shares authorized, issued: 2005, 35,262,005; 2004, 34,902,923)	353	349
Additional paid-in capital	1,568,955	1,560,291
Deferred compensation under share award plan	(6,389)	(9,879)
Retained earnings	886,746	644,862
Accumulated other comprehensive income, net of deferred income tax	53,354	45,910
Total Shareholders’ Equity	2,503,392	2,241,906
Total Liabilities and Shareholders’ Equity	$9,128,644	$8,218,754

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(U.S. dollars in thousands, except share data)

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues
Net premiums written	$723,728	$677,646	$1,523,529	$1,561,234
(Increase) decrease in unearned premiums	16,164	45,753	(86,569)	(130,009)
Net premiums earned	739,892	723,399	1,436,960	1,431,225
Net investment income	53,660	32,811	103,576	57,384
Net realized gains (losses)	2,105	(2,321)	2,566	6,580
Fee income	1,025	4,304	7,137	8,298
Other income (loss)	—	(4,385)	—	(3,343)
Total revenues	796,682	753,808	1,550,239	1,500,144

Expenses
Losses and loss adjustment expenses	443,918	436,895	869,454	866,509
Acquisition expenses	148,538	136,889	274,671	289,745
Other operating expenses	74,232	69,155	147,633	125,248
Interest expense	5,629	4,642	11,265	6,016
Net foreign exchange gains	(10,198)	(5,503)	(13,435)	(184)
Non-cash compensation	753	2,756	1,527	5,394
Total expenses	662,872	644,834	1,291,115	1,292,728

Income Before Income Taxes	133,810	108,974	259,124	207,416

Income tax expense	7,818	4,692	17,240	15,679

Net Income	$125,992	$104,282	$241,884	$191,737

Net Income Per Share Data
Basic	$3.65	$3.26	$7.02	$6.47
Diluted	$1.69	$1.42	$3.26	$2.69

Weighted Average Shares Outstanding
Basic	34,563,565	32,023,865	34,464,740	29,650,932
Diluted	74,412,553	73,500,041	74,249,728	71,336,798

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(U.S. dollars in thousands)

	(Unaudited)
	Six Months Ended June 30,
	2005	2004
Preference Shares
Balance at beginning of year	$373	$388
Converted to common shares	(0)	(4)
Balance at end of period	373	384

Common Shares
Balance at beginning of year	349	282
Common shares issued	4	49
Converted from preference shares	0	4
Balance at end of period	353	335

Additional Paid-in Capital
Balance at beginning of year	1,560,291	1,361,267
Common shares issued	1,698	184,437
Exercise of stock options	7,430	3,592
Common shares retired	(846)	(2,708)
Other	382	1,854
Balance at end of period	1,568,955	1,548,442

Deferred Compensation Under Share Award Plan
Balance at beginning of year	(9,879)	(15,004)
Restricted common shares issued	(291)	(2,142)
Deferred compensation expense recognized	3,781	5,354
Balance at end of period	(6,389)	(11,792)

Retained Earnings
Balance at beginning of year	644,862	327,963
Net income	241,884	191,737
Balance at end of period	886,746	519,700

Accumulated Other Comprehensive Income
Balance at beginning of year	45,910	35,833
Change in unrealized appreciation (decline) in value of investments, net of deferred income tax	8,514	(53,958)
Foreign currency translation adjustments, net of deferred income tax	(1,070)	(1,440)
Balance at end of period	53,354	(19,565)

Total Shareholders’ Equity	$2,503,392	$2,037,504

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(U.S. dollars in thousands)

	(Unaudited)
	Six Months Ended June 30,
	2005	2004
Comprehensive Income
Net income	$241,884	$191,737
Other comprehensive income (loss), net of deferred income tax
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	9,239	(50,987)
Reclassification of net realized gains, net of income taxes, included in net income	(725)	(2,971)
Foreign currency translation adjustments	(1,070)	(1,440)
Other comprehensive income (loss)	7,444	(55,398)
Comprehensive Income	$249,328	$136,339

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	(Unaudited)
	Six Months Ended
	June 30,
	2005	2004
Operating Activities
Net income	$241,884	$191,737
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized gains	(1,022)	(5,630)
Other (income) loss	—	3,343
Non-cash compensation	4,073	5,394
Changes in:
Reserve for losses and loss adjustment expenses, net of unpaid losses and loss adjustment expenses recoverable	501,499	653,127
Unearned premiums, net of prepaid reinsurance premiums	85,143	130,009
Premiums receivable	(101,883)	(125,830)
Deferred acquisition costs, net	(25,785)	(26,373)
Funds held by reinsureds	10,663	5,148
Reinsurance balances payable	(25,664)	(13,534)
Accrued investment income	(6,047)	(11,903)
Paid losses and loss adjustment expenses recoverable	(4,737)	(4,634)
Deferred income tax assets, net	5,142	(13,213)
Deposit accounting liabilities	6,314	15,733
Other liabilities	(1,395)	24,360
Other items, net	(2,592)	15,671
Net Cash Provided By Operating Activities	685,593	843,405

Investing Activities
Purchases of fixed maturity investments	(1,985,427)	(3,413,832)
Proceeds from sales of fixed maturity investments	1,194,890	2,152,504
Proceeds from redemptions and maturities of fixed maturity investments	163,973	124,585
Sales of equity securities	1,986	11,043
Net (purchases) sales of short-term investments	(9,528)	148,182
Purchases of furniture, equipment and other	(7,588)	(10,878)
Net Cash Used For Investing Activities	(641,694)	(988,396)

Financing Activities
Proceeds from common shares issued	6,348	182,090
Proceeds from issuance of senior notes	—	296,442
Repayment of revolving credit agreement borrowings	—	(200,000)
Repurchase of common shares	(780)	(879)
Net Cash Provided By Financing Activities	5,568	277,653
Effects of exchange rate changes on foreign currency cash	(502)	(1,440)
Increase in cash	48,965	131,222
Cash beginning of year	113,052	56,899
Cash end of period	$162,017	$188,121
Income taxes paid, net	$34,958	$22,663
Interest paid	$11,141	$1,861

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      General

Arch Capital Group Ltd. (“ACGL”) is a Bermuda public limited liability company which provides insurance and reinsurance on a worldwide basis through its wholly owned subsidiaries.

The unaudited interim consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of ACGL and its wholly owned subsidiaries (together with ACGL, the “Company”). All significant intercompany transactions and balances have been eliminated in consolidation. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting of normally recurring accruals) necessary for a fair statement of results on an interim basis. The results of any interim period are not necessarily indicative of the results for a full year or any future periods.

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

If compensation expense for stock-based employee compensation plans had been determined using the fair value recognition provisions of SFAS No. 123, the Company’s net income and earnings per share would have instead been reported as the pro forma amounts indicated below:

	(Unaudited)		(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
(U.S. dollars in thousands, except share data)	2005	2004	2005	2004

Net income, as reported	$125,992	$104,282	$241,884	$191,737
Total stock-based employee compensation expense under fair value method, net of income taxes	(1,119)	(427)	(2,196)	(937)
Pro forma net income	$124,873	$103,855	$239,688	$190,800

Earnings per share – basic:
As reported	$3.65	$3.26	$7.02	$6.47
Pro forma	$3.61	$3.24	$6.95	$6.43
Earnings per share – diluted:
As reported	$1.69	$1.42	$3.26	$2.69
Pro forma	$1.68	$1.41	$3.22	$2.67

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables set forth an analysis of the Company’s underwriting income by segment, together with a reconciliation of underwriting income to net income:

	(Unaudited)
	Three Months Ended June 30, 2005
(U.S. dollars in thousands)	Reinsurance	Insurance	Total

Gross premiums written (1)	$376,803	$577,420	$940,753
Net premiums written (1)	350,056	373,672	723,728

Net premiums earned (1)	$385,806	$354,086	$739,892
Policy-related fee income	—	732	732
Other underwriting-related fee income	22	271	293
Losses and loss adjustment expenses	(213,947)	(229,971)	(443,918)
Acquisition expenses, net	(113,443)	(35,095)	(148,538)
Other operating expenses	(11,882)	(57,232)	(69,114)
Underwriting income	$46,556	$32,791	79,347

Net investment income			53,660
Net realized gains			2,105
Other expenses			(5,118)
Interest expense			(5,629)
Net foreign exchange gains			10,198
Non-cash compensation			(753)
Income before income taxes			133,810
Income tax expense			(7,818)

Net income			$125,992

Underwriting Ratios
Loss ratio	55.5%	64.9%	60.0%
Acquisition expense ratio (2)	29.4%	9.7%	20.0%
Other operating expense ratio	3.1%	16.2%	9.3%
Combined ratio	88.0%	90.8%	89.3%

(1)          Certain amounts included in the gross premiums written of each segment are related to intersegment transactions. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total. The reinsurance segment and insurance segment results include $12.8 million and $0.7 million, respectively, of gross and net premiums written and $14.7 million and $1.2 million, respectively, of net premiums earned assumed through intersegment transactions.

(2)          The acquisition expense ratio is adjusted to include policy-related fee income.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	(Unaudited)
	Three Months Ended June 30, 2004
(U.S. dollars in thousands)	Reinsurance	Insurance	Total

Gross premiums written (1)	$382,987	$465,516	$816,323
Net premiums written (1)	364,271	313,375	677,646

Net premiums earned (1)	$378,874	$344,525	$723,399
Policy-related fee income	—	3,608	3,608
Other underwriting-related fee income	56	296	352
Losses and loss adjustment expenses	(218,479)	(218,416)	(436,895)
Acquisition expenses, net	(98,265)	(38,624)	(136,889)
Other operating expenses	(10,380)	(54,524)	(64,904)
Underwriting income	$51,806	$36,865	88,671

Net investment income			32,811
Net realized losses			(2,321)
Other fee income, net of related expenses			344
Other income (loss)			(4,385)
Other expenses			(4,251)
Interest expense			(4,642)
Net foreign exchange gains			5,503
Non-cash compensation			(2,756)
Income before income taxes			108,974
Income tax expense			(4,692)

Net income			$104,282

Underwriting Ratios
Loss ratio	57.7%	63.4%	60.4%
Acquisition expense ratio (2)	25.9%	10.2%	18.4%
Other operating expense ratio	2.7%	15.8%	9.0%
Combined ratio	86.3%	89.4%	87.8%

(1)          Certain amounts included in the gross premiums written of each segment are related to intersegment transactions. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total. The reinsurance segment and insurance segment results include $29.8 million and $2.4 million, respectively, of gross and net premiums written and $34.7 million and $1.9 million, respectively, of net premiums earned assumed through intersegment transactions.

(2)          The acquisition expense ratio is adjusted to include policy-related fee income.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	(Unaudited)
	Six Months Ended June 30, 2005
(U.S. dollars in thousands)	Reinsurance	Insurance	Total

Gross premiums written (1)	$865,598	$1,084,164	$1,921,445
Net premiums written (1)	827,749	695,780	1,523,529

Net premiums earned (1)	$761,838	$675,122	$1,436,960
Policy-related fee income	—	1,649	1,649
Other underwriting-related fee income	4,645	843	5,488
Losses and loss adjustment expenses	(432,621)	(436,833)	(869,454)
Acquisition expenses, net	(212,895)	(61,776)	(274,671)
Other operating expenses	(22,775)	(114,187)	(136,962)
Underwriting income	$98,192	$64,818	163,010

Net investment income			103,576
Net realized gains			2,566
Other expenses			(10,671)
Interest expense			(11,265)
Net foreign exchange gains			13,435
Non-cash compensation			(1,527)
Income before income taxes			259,124
Income tax expense			(17,240)

Net income			$241,884

Underwriting Ratios
Loss ratio	56.8%	64.7%	60.5%
Acquisition expense ratio (2)	27.9%	8.9%	19.0%
Other operating expense ratio	3.0%	16.9%	9.5%
Combined ratio	87.7%	90.5%	89.0%

(1)          Certain amounts included in the gross premiums written of each segment are related to intersegment transactions. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total. The reinsurance segment and insurance segment results include $26.8 million and $1.5 million, respectively, of gross and net premiums written and $31.1 million and $2.4 million, respectively, of net premiums earned assumed through intersegment transactions.

(2)          The acquisition expense ratio is adjusted to include policy-related fee income.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	(Unaudited)
	Six Months Ended June 30, 2004
(U.S. dollars in thousands)	Reinsurance	Insurance	Total

Gross premiums written (1)	$948,726	$947,085	$1,826,111
Net premiums written (1)	915,159	646,075	1,561,234

Net premiums earned (1)	$761,924	$669,301	$1,431,225
Policy-related fee income	—	7,393	7,393
Other underwriting-related fee income	376	424	800
Losses and loss adjustment expenses	(438,296)	(428,213)	(866,509)
Acquisition expenses, net	(205,393)	(84,352)	(289,745)
Other operating expenses	(19,651)	(97,783)	(117,434)
Underwriting income	$98,960	$66,770	165,730

Net investment income			57,384
Net realized gains			6,580
Other fee income, net of related expenses			105
Other income (loss)			(3,343)
Other expenses			(7,814)
Interest expense			(6,016)
Net foreign exchange gains			184
Non-cash compensation			(5,394)
Income before income taxes			207,416
Income tax expense			(15,679)

Net income			$191,737

Underwriting Ratios
Loss ratio	57.5%	64.0%	60.5%
Acquisition expense ratio (2)	27.0%	11.5%	19.7%
Other operating expense ratio	2.6%	14.6%	8.2%
Combined ratio	87.1%	90.1%	88.4%

(1)          Certain amounts included in the gross premiums written of each segment are related to intersegment transactions. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total. The reinsurance segment and insurance segment results include $64.5 million and $5.2 million, respectively, of gross and net premiums written and $68.7 million and $3.5 million, respectively, of net premiums earned assumed through intersegment transactions.

(2)          The acquisition expense ratio is adjusted to include policy-related fee income.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide summary information regarding net premiums written and earned by major line of business and type of business, together with net premiums written by client location for the reinsurance segment:

	(Unaudited)
	Three Months Ended June 30,
	2005		2004
REINSURANCE SEGMENT (U.S. dollars in thousands)	Amount	% of Total	Amount	% of Total

Net premiums written (1)
Casualty	$160,646	45.9%	$223,626	61.4%
Property excluding property catastrophe	81,341	23.2%	65,987	18.1%
Other specialty	74,988	21.4%	42,234	11.6%
Marine and aviation	18,089	5.2%	12,067	3.3%
Property catastrophe	9,362	2.7%	13,019	3.6%
Other	5,630	1.6%	7,338	2.0%
Total	$350,056	100.0%	$364,271	100.0%

Net premiums earned (1)
Casualty	$176,399	45.7%	$189,777	50.1%
Property excluding property catastrophe	87,488	22.7%	56,878	15.0%
Other specialty	68,545	17.8%	73,800	19.5%
Marine and aviation	20,619	5.3%	21,682	5.7%
Property catastrophe	21,768	5.6%	23,397	6.2%
Other	10,987	2.9%	13,340	3.5%
Total	$385,806	100.0%	$378,874	100.0%

Net premiums written (1)
Pro rata	$305,842	87.4%	$287,312	78.9%
Excess of loss	44,214	12.6%	76,959	21.1%
Total	$350,056	100.0%	$364,271	100.0%

Net premiums earned (1)
Pro rata	$294,526	76.3%	$279,940	73.9%
Excess of loss	91,280	23.7%	98,934	26.1%
Total	$385,806	100.0%	$378,874	100.0%

Net premiums written by client location (1)
United States and Canada	$205,837	58.8%	$239,841	65.9%
Europe	109,970	31.4%	78,079	21.4%
Bermuda	17,314	5.0%	26,282	7.2%
Asia and Pacific	9,829	2.8%	12,419	3.4%
Other	7,106	2.0%	7,650	2.1%
Total	$350,056	100.0%	$364,271	100.0%

(1)          Reinsurance segment results include premiums written and earned assumed through intersegment transactions of $12.8 million and $14.7 million, respectively, for the 2005 second quarter and $29.8 million and $34.7 million, respectively, for the 2004 second quarter. Reinsurance segment results exclude premiums written and earned ceded through intersegment transactions of $0.7 million and $1.2 million, respectively, for the 2005 second quarter and $2.4 million and $1.9 million, respectively, for the 2004 second quarter.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	(Unaudited)
	Six Months Ended June 30,
	2005		2004
REINSURANCE SEGMENT (U.S. dollars in thousands)	Amount	% of Total	Amount	% of Total

Net premiums written (1)
Casualty	$371,515	44.9%	$452,177	49.4%
Property excluding property catastrophe	169,536	20.5%	174,576	19.1%
Other specialty	166,017	20.1%	148,531	16.2%
Property catastrophe	53,924	6.5%	71,223	7.8%
Marine and aviation	48,118	5.8%	42,710	4.7%
Other	18,639	2.2%	25,942	2.8%
Total	$827,749	100.0%	$915,159	100.0%

Net premiums earned (1)
Casualty	$389,660	51.1%	$342,353	44.9%
Property excluding property catastrophe	144,983	19.0%	141,675	18.6%
Other specialty	119,299	15.7%	159,915	21.0%
Property catastrophe	46,529	6.1%	50,610	6.6%
Marine and aviation	42,610	5.6%	42,464	5.6%
Other	18,757	2.5%	24,907	3.3%
Total	$761,838	100.0%	$761,924	100.0%

Net premiums written (1)
Pro rata	$625,489	75.6%	$611,418	66.8%
Excess of loss	202,260	24.4%	303,741	33.2%
Total	$827,749	100.0%	$915,159	100.0%

Net premiums earned (1)
Pro rata	$572,138	75.1%	$564,222	74.1%
Excess of loss	189,700	24.9%	197,702	25.9%
Total	$761,838	100.0%	$761,924	100.0%

Net premiums written by client location (1)
United States and Canada	$486,587	58.8%	$580,739	63.5%
Europe	265,465	32.1%	236,681	25.9%
Bermuda	44,378	5.4%	63,407	6.9%
Asia and Pacific	15,399	1.8%	17,871	1.9%
Other	15,920	1.9%	16,461	1.8%
Total	$827,749	100.0%	$915,159	100.0%

(1)          Reinsurance segment results include premiums written and earned assumed through intersegment transactions of $26.8 million and $31.1 million, respectively, for the six months ended June 30, 2005 and $64.5 million and $68.7 million, respectively, for the six months ended June 30, 2004. Reinsurance segment results exclude premiums written and earned ceded through intersegment transactions of $1.5 million and $2.4 million, respectively, for the 2005 second quarter and $5.2 million and $3.5 million, respectively, for the 2004 second quarter.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide summary information regarding net premiums written and earned by major line of business and type of business, together with net premiums written by client location for the insurance segment:

	(Unaudited)
	Three Months Ended June 30,
	2005		2004
INSURANCE SEGMENT (U.S. dollars in thousands)	Amount	% of Total	Amount	% of Total

Net premiums written (1)
Casualty	$72,503	19.4%	$52,712	16.8%
Property, marine and aviation	68,090	18.2%	35,792	11.4%
Programs	58,524	15.7%	92,197	29.4%
Professional liability	57,795	15.5%	41,318	13.2%
Executive assurance	48,131	12.9%	30,533	9.7%
Construction and surety	40,552	10.8%	27,745	8.9%
Healthcare	12,626	3.4%	10,367	3.3%
Other	15,451	4.1%	22,711	7.3%
Total	$373,672	100.0%	$313,375	100.0%

Net premiums earned (1)
Casualty	$73,686	20.8%	$57,560	16.7%
Property, marine and aviation	55,534	15.7%	33,643	9.8%
Programs	53,154	15.0%	102,496	29.7%
Professional liability	52,922	15.0%	44,619	13.0%
Executive assurance	37,149	10.5%	31,373	9.1%
Construction and surety	46,910	13.2%	41,260	12.0%
Healthcare	16,339	4.6%	12,149	3.5%
Other	18,392	5.2%	21,425	6.2%
Total	$354,086	100.0%	$344,525	100.0%

Net premiums written by client location (1)
United States and Canada	$327,754	87.7%	$303,075	96.7%
Europe	29,195	7.8%	5,890	1.9%
Other	16,723	4.5%	4,410	1.4%
Total	$373,672	100.0%	$313,375	100.0%

(1)          Insurance segment results include premiums written and earned assumed through intersegment transactions of $0.7 million and $1.2 million, respectively, for the 2005 second quarter and $2.4 million and $1.9 million, respectively, for the 2004 second quarter. Insurance segment results exclude premiums written and earned ceded through intersegment transactions of $12.8 million and $14.7 million, respectively, for the 2005 second quarter and $29.8 million and $34.7 million, respectively, for the 2004 second quarter.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	(Unaudited)
	Six Months Ended June 30,
	2005		2004
INSURANCE SEGMENT (U.S. dollars in thousands)	Amount	% of Total	Amount	% of Total

Net premiums written (1)
Casualty	$136,301	19.6%	$116,259	18.0%
Programs	111,791	16.1%	181,977	28.2%
Property, marine and aviation	110,182	15.8%	65,523	10.1%
Professional liability	108,235	15.6%	92,882	14.4%
Construction and surety	92,594	13.2%	65,988	10.2%
Executive assurance	74,161	10.7%	58,016	9.0%
Healthcare	29,062	4.2%	23,793	3.7%
Other	33,454	4.8%	41,637	6.4%
Total	$695,780	100.0%	$646,075	100.0%

Net premiums earned (1)
Casualty	$142,953	21.2%	$112,340	16.8%
Programs	108,465	16.1%	190,567	28.5%
Property, marine and aviation	99,083	14.7%	68,355	10.2%
Professional liability	101,672	15.0%	85,246	12.8%
Construction and surety	89,689	13.3%	91,172	13.6%
Executive assurance	64,371	9.5%	62,411	9.3%
Healthcare	33,339	4.9%	23,666	3.5%
Other	35,550	5.3%	35,544	5.3%
Total	$675,122	100.0%	$669,301	100.0%

Net premiums written by client location (1)
United States and Canada	$614,296	88.3%	$627,910	97.2%
Europe	56,301	8.1%	6,885	1.1%
Other	25,183	3.6%	11,280	1.7%
Total	$695,780	100.0%	$646,075	100.0%

(1)          Insurance segment results include premiums written and earned assumed through intersegment transactions of $1.5 million and $2.4 million, respectively, for the six months ended June 30, 2005 and $5.2 million and $3.5 million, respectively, for the six months ended June 30, 2004. Insurance segment results exclude premiums written and earned ceded through intersegment transactions of $26.8 million and $31.1 million, respectively, for the six months ended June 30, 2005 and $64.5 million and $68.7 million, respectively, for the six months ended June 30, 2004.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table sets forth the effects of reinsurance with unaffiliated reinsurers on the Company’s reinsurance and insurance subsidiaries:

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(U.S. dollars in thousands)	2005	2004	2005	2004

Premiums Written:
Direct	$559,357	$446,137	$1,057,682	$907,168
Assumed	381,396	370,186	863,763	918,943
Ceded	(217,025)	(138,677)	(397,916)	(264,877)
Net	$723,728	$677,646	$1,523,529	$1,561,234

Premiums Earned:
Direct	$535,780	$474,416	$1,025,591	$906,244
Assumed	401,109	388,256	792,500	793,593
Ceded	(196,997)	(139,273)	(381,131)	(268,612)
Net	$739,892	$723,399	$1,436,960	$1,431,225

Losses and Loss Adjustment Expenses Incurred:
Direct	$326,084	$304,902	$626,798	$583,700
Assumed	228,112	209,551	449,474	440,340
Ceded	(110,278)	(77,558)	(206,818)	(157,531)
Net	$443,918	$436,895	$869,454	$866,509

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.      Deposit Accounting

Certain assumed reinsurance contracts are deemed, under current financial accounting standards, not to transfer insurance risk, and are accounted for using the deposit method of accounting. However, it is possible that the Company could incur financial losses on such contracts. For those contracts that contain an element of underwriting risk, the estimated profit margin is deferred and amortized over the contract period and such amount is included in the Company’s underwriting results. When the estimated profit margin is explicit, the margin is reflected as fee income and any adverse financial results on such contracts are reflected as incurred losses. The Company recorded fee income on such contracts of nil and $0.1 million, respectively, for the 2005 second quarter and 2004 second quarter, and $0.1 million and $0.4 million, respectively, for the six months ended June 30, 2005 and 2004. When the estimated profit margin is implicit, the margin is reflected as an offset to paid losses and any adverse financial results on such contracts are reflected as incurred losses. The Company recorded an offset to paid losses on such contracts of $2.1 million and $0.3 million, respectively, for the 2005 second quarter and 2004 second quarter, and $3.8 million and $2.5 million, respectively, for the six months ended June 30, 2005 and 2004. On a notional basis, the amount of premiums from those contracts that contain an element of underwriting risk was $3.5 million and $27.5 million, respectively, for the 2005 second quarter and 2004 second quarter, and $9.6 million and $45.5 million, respectively, for the six months ended June 30, 2005 and 2004.

In making any determination to account for a contract using the deposit method of accounting, the Company is required to make many estimates and judgments under the current financial accounting standards. Such standards are currently under review by the FASB.

7.      Investment Information

The following tables summarize the Company’s fixed maturities and equity securities:

	(Unaudited)
	June 30, 2005
(U.S. dollars in thousands)	Estimated Fair Value and Carrying Value	Gross Unrealized Gains	Gross Unrealized (Losses)	Amortized Cost

Fixed maturities:
U.S. government and government agencies	$2,380,513	$59,768	($12,638)	$2,333,383
Corporate bonds	1,506,420	8,974	(13,105)	1,510,551
Asset backed securities	835,871	666	(8,205)	843,410
Municipal bonds	611,914	9,555	(2,722)	605,081
Non-U.S. government securities	389,436	796	(546)	389,186
Commercial mortgage-backed securities	226,730	2,504	(426)	224,652
Mortgage backed securities	173,364	795	(717)	173,286
	6,124,248	83,058	(38,359)	6,079,549
Equity securities:
Privately held	22,251	8,632	—	13,619
Total	$6,146,499	$91,690	($38,359)	$6,093,168

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2004
(U.S. dollars in thousands)	Estimated Fair Value and Carrying Value	Gross Unrealized Gains	Gross Unrealized (Losses)	Amortized Cost

Fixed maturities:
U.S. government and government agencies	$2,266,411	21,317	(11,176)	$2,256,270
Corporate bonds	1,419,911	12,436	(7,810)	1,415,285
Asset backed securities	766,651	276	(6,367)	772,742
Municipal bonds	536,742	6,733	(1,117)	531,126
Non-U.S. government securities	316,311	23,719	(455)	293,047
Mortgage backed securities	158,086	1,480	(937)	157,543
Commercial mortgage-backed securities	81,009	1,096	(267)	80,180
	5,545,121	67,057	(28,129)	5,506,193
Equity securities:
Privately held	21,571	4,549	—	17,022
Total	$5,566,692	$71,606	($28,129)	$5,523,215

Restricted Assets

The Company is required to maintain assets on deposit with various regulatory authorities to support its insurance and reinsurance operations. The assets on deposit are available to settle insurance and reinsurance liabilities to third parties. The Company also has investments in segregated portfolios primarily to provide collateral or guarantees for letters of credit to third parties. The following table details the market value of restricted assets:

	(Unaudited)
	June 30,	December 31,
(U.S. dollars in thousands)	2005	2004

Deposits with U.S. regulatory authorities	$172,871	$105,319
Deposits with non-U.S. regulatory authorities	16,247	18,074
Assets used for collateral or guarantees	537,774	461,978
Trust funds	54,130	58,934
Total restricted assets	$781,022	$644,305

In addition, the Company’s Bermuda-based reinsurance and insurance subsidiary maintains assets in trust accounts to support insurance and reinsurance transactions with affiliated U.S. companies. At June 30, 2005 and December 31, 2004, such amounts approximated $2.56 billion and $2.25 billion, respectively.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.      Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
(U.S. dollars in thousands,	June 30,		June 30,
except share data)	2005	2004	2005	2004

Basic Earnings Per Share:
Net income	$125,992	$104,282	$241,884	$191,737
Divided by:
Weighted average shares outstanding for the period	34,563,565	32,023,865	34,464,740	29,650,932
Basic earnings per share	$3.65	$3.26	$7.02	$6.47

Diluted Earnings Per Share:
Net income	$125,992	$104,282	$241,884	$191,737
Divided by:
Weighted average shares outstanding for the period	34,563,565	32,023,865	34,464,740	29,650,932
Effect of dilutive securities:
Preference shares	37,327,502	38,364,972	37,329,441	38,491,045
Warrants	51,530	74,806	50,020	77,052
Nonvested restricted shares	413,040	1,065,605	421,222	1,064,325
Stock options	2,056,916	1,970,793	1,984,305	2,053,444
Total diluted shares	74,412,553	73,500,041	74,249,728	71,336,798
Diluted earnings per share	$1.69	$1.42	$3.26	$2.69

Certain stock options were not included in the computation of diluted earnings per share where the exercise price of the stock options exceeded the average market price and would have been anti-dilutive. The number of excluded stock options were 9,368 and 9,011, respectively, for the 2005 second quarter and 2004 second quarter and 19,765 and 4,588, respectively, for the six months ended June 30, 2005 and 2004.

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s income tax provision resulted in an effective tax rate on income before income taxes of 5.8% for the 2005 second quarter, compared to 4.3% for the 2004 second quarter, and 6.7% for the six months ended June 30, 2005, compared to 7.6% for the six months ended June 30, 2004. The Company’s effective tax rates may fluctuate from period to period based on the relative mix of income reported by jurisdiction primarily due to the varying tax rates in each jurisdiction. The Company’s quarterly tax provision is adjusted to reflect changes in its expected annual effective tax rates, if any. The Company’s valuation allowance related to its deferred income tax assets is $1.4 million at June 30, 2005.

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

In connection with the Company’s information technology initiative in 2002, the Company entered into arrangements with two software companies, which provide document management systems and information and research tools to insurance underwriters, in which Mr. Clements and John Pasquesi, Vice Chairman of ACGL’s board of directors, each hold minority ownership interests. The Company will pay approximately $50,000 in fees under one arrangement for the period of July 2004 to July 2005 while the other arrangement is variable based on usage. The Company made payments under such arrangements of approximately $0.2 million for the six months ended June 30, 2005, compared to $0.3 million for the six months ended June 30, 2004.

11.    Contingencies Relating to the Sale of Prior Reinsurance Operations

On May 5, 2000, the Company sold the prior reinsurance operations of Arch Reinsurance Company (“Arch Re U.S.”) pursuant to an agreement entered into as of January 10, 2000 with Folksamerica Reinsurance Company and Folksamerica Holding Company (collectively, “Folksamerica”). Folksamerica Reinsurance Company assumed Arch Re U.S.’s liabilities under the reinsurance agreements transferred in the asset sale and Arch Re U.S. transferred to Folksamerica Reinsurance Company assets estimated in an aggregate amount equal in book value to the book value of the liabilities assumed. The Folksamerica transaction was structured as a transfer and assumption agreement (and not reinsurance) and, accordingly, the loss reserves (and any related reinsurance recoverables) relating to the transferred business are not included as assets or liabilities on the Company’s balance sheet. Folksamerica assumed Arch Re U.S.’s rights and obligations under the reinsurance agreements transferred in the asset sale. The reinsureds under such agreements were notified that Folksamerica

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

had assumed Arch Re U.S.’s obligations and that, unless the reinsureds object to the assumption, Arch Re U.S. would be released from its obligations to those reinsured. None of such reinsureds objected to the assumption. However, Arch Re U.S. will continue to be liable under those reinsurance agreements if the notice is found not to be an effective release by the reinsureds. Folksamerica has agreed to indemnify the Company for any losses arising out of the reinsurance agreements transferred to Folksamerica Reinsurance Company in the asset sale.  However, in the event that Folksamerica refuses or is unable to perform its obligations to the Company, Arch Re U.S. may incur losses relating to the reinsurance agreements transferred in the asset sale. Folksamerica’s A.M. Best Company rating was “A” (Excellent) at June 30, 2005.

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

Issuance of letters of credit and borrowings under the Credit Agreement are subject to the Company’s compliance with certain covenants and conditions, including absence of a material adverse effect. These covenants require, among other things, that the Company maintain a debt to shareholders’ equity ratio of not greater than 0.35 to 1 and shareholders’ equity in excess of $1.4 billion plus 40% of future aggregate net income beginning after September 30, 2004 (not including any future net losses) and 40% of future aggregate proceeds from the issuance of common or preferred equity, that the Company maintain minimum unencumbered cash and investment grade securities in the amount of $400 million and that the Company’s principal insurance and reinsurance subsidiaries maintain at least a “B++” rating from A.M. Best Company. In addition, certain of the Company’s subsidiaries that are parties to the Credit Agreement are required to maintain minimum

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

shareholders’ equity levels. At June 30, 2005, the Company was in compliance with all covenants contained in the Credit Agreement. The Credit Agreement expires in September 2007.

Including the secured letter of credit portion of the Credit Agreement and another letter of credit facility (together, the “LOC Facilities”), the Company has access to secured letter of credit facilities for up to a total of $575 million. The principal purpose of the LOC Facilities is to issue, as required, evergreen standby letters of credit in favor of primary insurance or reinsurance counterparties with which it has entered into reinsurance arrangements to ensure that such counterparties are permitted to take credit for reinsurance obtained from the Company’s reinsurance subsidiaries in United States jurisdictions where such subsidiaries are not licensed or otherwise admitted as an insurer, as required under insurance regulations in the United States, and to comply with requirements of Lloyd’s of London in connection with qualifying quota share and other arrangements. The amount of letters of credit issued is driven by, among other things, the timing and payment of catastrophe losses, loss development of existing reserves, the payment pattern of such reserves, the further expansion of the Company’s business and the loss experience of such business. When issued, such letters of credit are secured by a portion of the Company’s investment portfolio. In addition, the LOC Facilities also require the maintenance of certain covenants, which the Company was in compliance with at June 30, 2005. At such date, the Company had $411.6 million in outstanding letters of credit under the LOC Facilities, which were secured by investments totaling $465.7 million. The other letter of credit facility expires in December 2005. It is anticipated that the LOC Facilities will be renewed (or replaced) on expiry, but such renewal (or replacement) will be subject to the availability of credit from banks which the Company utilizes or may utilize.

In addition to letters of credit, the Company has and may establish insurance trust accounts in the U.S. and Canada to secure its reinsurance amounts payable as required (see Note 7).

Guarantee and Other

In the 2005 first quarter, the Company agreed to provide a guarantee, through the issuance of a standby letter of credit in the amount of $6.0 million (the “Guarantee”) for the benefit of a commercial bank, to assist the principals of an agency to obtain a loan to purchase the agency from its prior owner. The agency loan is payable over a seven year term, and the Guarantee will be outstanding until such time as the loan is repaid in full. During the 2005 second quarter, the Guarantee was reduced to $5.5 million due to a payment made on the agency loan. In return for the issuance of Guarantee, the agency entered into an exclusive agency relationship with the Company with respect to certain property and casualty insurance. Pursuant to such exclusive arrangement, the Company will pay the agency commissions based on an agreed percentage of written premium and, under certain circumstances, other remuneration based upon performance. The Company recorded net premiums written of $10.6 million under such agreement through June 30, 2005. The agency and each of the principals have signed pledge and security agreements that, among other things, provide the Company with collateral, in the case of the agency, and in the case of the principals, their respective shares of stock in the agency, as long as the Guarantee is in place. Such agreements also require the agency to use all excess cash flow beyond a reasonable reserve to accelerate reduction of the principal loan amount. Based on an analysis in the 2005 first quarter of the expected results of the agency and the likelihood of a default on the loan, the Company determined that the fair value of the Guarantee was $0.3 million, and recorded such amount as an expense and related liability.

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.            Senior Notes

On May 4, 2004, ACGL completed a public offering of $300 million principal amount of 7.35% senior notes (“Senior Notes”) due May 1, 2034 and received net proceeds of $296.4 million. ACGL used $200 million of the net proceeds to repay all amounts outstanding under a revolving credit agreement (see Note 12). Interest payments on the Senior Notes are due on May 1 and November 1 of each year. ACGL may redeem the Senior Notes at any time and from time to time, in whole or in part, at a “make-whole” redemption price. The Senior Notes are ACGL’s senior unsecured obligations and rank equally with all of its existing and future senior unsecured indebtedness. The effective interest rate related to the Senior Notes, based on the net proceeds received, is approximately 7.46%. Interest expense on the Senior Notes was $11.0 million for the six months ended June 30, 2005, compared to $3.7 million for the 2004 period.

14.            Legal Proceedings

The Company, in common with the insurance industry in general, is subject to litigation and arbitration in the normal course of its business. As of June 30, 2005, the Company was not a party to any material litigation or arbitration other than as a part of the ordinary course of business in relation to claims activity, none of which is expected by management to have a significant adverse effect on the Company’s results of operations and financial condition and liquidity.

In 2003, the former owners of American Independent Insurance Holding Company (“American Independent”) commenced an action against ACGL, American Independent and certain of American Independent’s directors and officers and others seeking unspecified damages relating to the reorganization agreement pursuant to which the Company acquired American Independent in 2001. The reorganization agreement provided that, as part of the consideration for the stock of American Independent, the former owners would have the right to receive a limited, contingent payment from the proceeds, if any, from certain pre-existing lawsuits that American Independent had brought as plaintiff prior to its acquisition by the Company. The former owners alleged, among other things, that the defendants entered into the agreement without intending to honor their commitments under the agreement and are liable for securities and common law fraud, breach of contract and intentional infliction of emotional distress. ACGL and the other defendants strongly denied the validity of these allegations, and filed a motion to dismiss all claims. That motion was granted on March 23, 2005, and the plaintiffs were allowed until April 15, 2005 to amend their complaint. Although they did attempt to amend the complaint, they did not timely and properly do so, and, on April 26, 2005, judgment was entered dismissing the action with prejudice. The plaintiffs thereafter moved to vacate the judgment and to allow retroactively the filing of their second amended complaint; that motion is now before the court. Although no assurances can be made as to the resolution of the motion or of the plaintiffs’ claims, should they be permitted to assert them, management does not believe that any of the claims are meritorious.

15.            Variable Interest Entities

The Company concluded that, under FASB Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities,” it is required to consolidate the assets, liabilities and results of operations (if any) of a certain managing general agency in which one of the Company’s subsidiaries has an investment. Such agency ceased producing business in 1999 and is currently running-off its operations. Based on current information, there are no assets or liabilities of such agency required to be reflected on the face of the Company’s consolidated financial statements that are not, or have not been previously, otherwise reflected therein. Therefore, the adoption of FIN 46R did not have a material impact on the Company’s consolidated financial statements as of or for the six months ended June 30, 2005 and 2004.

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

General

Overview

Arch Capital Group Ltd. (“ACGL” and, together with its subsidiaries, “we,” or “us”) is a Bermuda public limited liability company with over $2.8 billion in capital and, through operations in Bermuda, the United States, Europe and Canada, writes insurance and reinsurance on a worldwide basis. While we are positioned to provide a full range of property and casualty insurance and reinsurance lines, we focus on writing specialty lines of insurance and reinsurance. It is our belief that our underwriting platform, our experienced management team and our strong capital base that is unencumbered by significant pre-2002 risks have enabled us to establish a strong presence in an attractive insurance and reinsurance marketplace.

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

In general, market conditions improved during 2002 and 2003 in the insurance and reinsurance marketplace. This reflected improvement in pricing, terms and conditions following significant industry losses arising from the events of September 11th, as well as the recognition that intense competition in the late 1990s led to inadequate pricing and overly broad terms, conditions and coverages. Such industry developments resulted in poor financial results and erosion of the industry’s capital base. Consequently, many established insurers and reinsurers reduced their participation in, or exited from, certain markets and, as a result, premium rates escalated in many lines of business. These developments provided relatively new insurers and reinsurers, like us, with an opportunity to provide needed underwriting capacity. Beginning in late 2003 and continuing through the 2005 second quarter, additional capacity emerged in many classes of business and, consequently, premium rate increases have decelerated significantly and, in many classes of business, premium rates have decreased. However, we believe that we are still able to write insurance and reinsurance business at what we believe to be attractive rates. In response to these market conditions, we maintained underwriting discipline during 2005 and, as a result, net premiums written for the six months ended June 30, 2005 declined, compared to the six months ended June 30, 2004, despite our expansion into the European and Canadian markets. Such trend may continue as we respond to more challenging market conditions.

Critical Accounting Policies, Estimates and Recent Accounting Pronouncements

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make many estimates and judgments that affect the reported amounts of assets, liabilities (including reserves), revenues and expenses, and related disclosures of contingent liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, insurance and other reserves, reinsurance recoverables, allowance for doubtful accounts, investment valuations, intangible assets, bad debts, income taxes, contingencies and litigation. We base our estimates on historical experience, where possible, and on various other assumptions that we believe to be reasonable under the circumstances, which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates and judgments for a relatively new insurance and reinsurance company, like our company, are even more difficult to make than those made in a mature company since limited historical information has been reported to us through June 30, 2005. Actual results will differ from these estimates and such differences may be material. We believe that the following critical accounting policies require our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Reserves for Losses and Loss Adjustment Expenses

We are required by applicable insurance laws and regulations and GAAP to establish reserves for losses and loss adjustment expenses (“Loss Reserves”) that arise from the business we underwrite. Loss Reserves are balance sheet liabilities representing estimates of future amounts required to pay losses and loss adjustment expenses for insured or reinsured claims which have occurred at or before the balance sheet date. Due to many factors, including the lack of historical loss data for our reinsurance and insurance operations, and the resulting inability to use a historical loss development methodology, there is a possibility that significant changes in our Loss Reserves in future periods could occur.

Loss Reserves for our insurance and reinsurance operations are inherently subject to uncertainty. The period of time from the occurrence of a loss through the settlement of the liability may extend many years into the future. During this period, additional facts and trends will become known and, as these factors become apparent, Loss Reserves will be adjusted in the period in which the new information becomes known. While Loss Reserves are established based upon available information, certain factors, such as those inherent in the political, judicial and legal systems, including judicial and litigation trends and legislation changes, could impact the ultimate liability. Changes to our prior year Loss Reserves can impact our current underwriting results by (1) reducing our reported results if the prior year Loss Reserves prove to be deficient or (2) improving our reported results if the prior year Loss Reserves prove to be redundant. Loss Reserves represent estimates involving actuarial and statistical projections at a given point in time of our expectations of the ultimate settlement and administration costs of losses incurred, and it is likely that the ultimate liability will differ from such estimates. We utilize actuarial models as well as available historical insurance and reinsurance industry loss ratio experience and loss development patterns to assist in the establishment of Loss Reserves. Even actuarially sound methods can lead to subsequent adjustments to Loss Reserves that are both significant and irregular due to the nature of the risks written, potentially by a material amount.

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

For our insurance operations, generally, claims personnel determine whether to establish a case reserve for the estimated amount of the ultimate settlement of individual claims. The estimate reflects the judgment of claims personnel based on general corporate reserving practices, the experience and knowledge of such personnel regarding the nature and value of the specific type of claim and, where appropriate, advice of counsel. Our insurance operations also contract with a number of outside third party administrators in the claims process who, in certain cases, have limited authority to establish case reserves. The work of such administrators is reviewed and monitored by our claims personnel. Loss Reserves are also established to provide for the estimated expense of settling claims, including legal and other fees and the general expenses of administering the claims adjustment process. Periodically, adjustments to the reported or case reserves may be made as additional information regarding the claims is reported or payments are made.

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

In establishing Loss Reserves, we have made various assumptions relating to the pricing of our reinsurance contracts and insurance policies and have also considered available historical industry experience and current industry conditions. Our reserving method to date has been, to a large extent, the expected loss method, which is commonly applied when limited loss experience exists. We select the initial expected loss and loss adjustment expense ratios based on information derived by our underwriters and actuaries during the initial pricing of the business, supplemented by industry data where appropriate. These ratios consider, among other things, rate increases and changes in terms and conditions that have been observed in the market. Any estimates and assumptions made as part of the reserving process could prove to be inaccurate due to several factors, including the fact that limited historical information has been reported to us through June 30, 2005. Reinsurance operations by their nature add further complexity to the reserving process in that there is an inherent additional lag in the timing and reporting of a loss event to a reinsurer from an insured or ceding company through a broker. As actual loss information has been reported to us, we have developed our own loss experience and our reserving methods include other actuarial techniques. Over time, such techniques will be given more weight in our reserving process based on the continuing maturation of our Loss Reserves. It is possible that claims in respect of events that have occurred could exceed our Loss Reserves and have a material adverse effect on our results of operations in a future period or our financial condition in general.

We are only permitted to establish Loss Reserves for losses that have occurred on or before the applicable financial statement date. Loss Reserves do not reflect contingency reserve allowances to account for future loss occurrences. Losses arising from future events will be estimated and recognized at the time the losses are incurred and could be substantial.

At June 30, 2005 and December 31, 2004, our Loss Reserves, net of unpaid losses and loss adjustment expenses recoverable, by type and by operating segment were as follows:

	(Unaudited)
	June 30,	December 31,
(U.S. dollars in thousands)	2005	2004

Reinsurance:
Case reserves	$351,874	$294,966
Additional case reserves	69,864	40,839
IBNR reserves	1,469,540	1,293,009
Total net reserves	$1,891,278	$1,628,814

Insurance:
Case reserves	$279,788	$231,215
IBNR reserves	1,205,585	1,015,123
Total net reserves	$1,485,373	$1,246,338

Total:
Case reserves	$631,662	$526,181
Additional case reserves	69,864	40,839
IBNR reserves	2,675,125	2,308,132
Total net reserves	$3,376,651	$2,875,152

At June 30, 2005 and December 31, 2004, Loss Reserves, net of unpaid losses and loss adjustment expenses recoverable, for the reinsurance segment by major line of business were as follows:

	(Unaudited)
	June 30,	December 31,
(U.S. dollars in thousands)	2005	2004

Casualty	$1,093,951	$836,148
Other specialty	260,649	254,442
Property excluding property catastrophe	241,802	251,453
Marine and aviation	109,895	94,647
Other	103,047	87,278
Property catastrophe	81,934	104,846
Total net reserves	$1,891,278	$1,628,814

At June 30, 2005 and December 31, 2004, Loss Reserves, net of unpaid losses and loss adjustment expenses recoverable, for the insurance segment by major line of business were as follows:

	(Unaudited)
	June 30,	December 31,
(U.S. dollars in thousands)	2005	2004

Casualty	$351,740	$276,966
Programs	344,403	330,548
Professional liability	198,601	146,828
Executive assurance	188,619	180,741
Construction and surety	165,383	130,295
Property, marine and aviation	139,659	104,374
Healthcare	89,194	70,068
Other	7,774	6,518
Total net reserves	$1,485,373	$1,246,338

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

Premium Revenues and Related Expenses

Insurance premiums written are generally recorded at the policy inception and are primarily earned on a pro rata basis over the terms of the policies for all products, usually twelve months. Premiums written include estimates in our program, aviation, construction and surety and collateralized protection business and for participation in involuntary pools. The amount of such insurance premium estimates included in premiums receivable and other assets at June 30, 2005 and December 31, 2004 was $28.4 million and $34.6 million, respectively. Such premium estimates are derived from multiple sources which include the historical experience of the underlying business, similar business and available industry information. Unearned premium reserves represent the portion of premiums written that relates to the unexpired terms of in-force insurance policies.

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

The amount of reinsurance premium estimates included in premiums receivable and the amount of related acquisition expenses by type of business were as follows at June 30, 2005 and December 31, 2004:

	(Unaudited)
	June 30, 2005			December 31, 2004
(U.S. dollars in thousands)	Gross Amount	Acquisition Expenses	Net Amount	Gross Amount	Acquisition Expenses	Net Amount

Casualty	$237,337	($71,662)	$165,675	$199,046	($61,187)	$137,859
Other specialty	108,611	(28,127)	80,484	101,237	(19,339)	81,898
Property excluding property catastrophe	89,188	(26,951)	62,237	71,956	(22,017)	49,939
Marine and aviation	56,315	(15,525)	40,790	49,033	(12,382)	36,651
Property catastrophe	6,134	(1,878)	4,256	5,457	(1,816)	3,641
Other	2,579	(446)	2,133	3,355	(315)	3,040
Total	$500,164	($144,589)	$355,575	$430,084	($117,056)	$313,028

Premium estimates are reviewed by management at least quarterly. Such review includes a comparison of actual reported premiums to expected ultimate premiums along with a review of the aging and collection of premium estimates. Based on management’s review, the appropriateness of the premium estimates is evaluated, and any adjustment to these estimates is recorded in the period in which it becomes known. Adjustments to premium estimates could be material and such adjustments could directly and significantly impact earnings favorably or unfavorably in the period they are determined because the estimated premium may be fully or substantially earned.

A significant portion of amounts included as premiums receivable, which represent estimated premiums written, net of commissions, are not currently due based on the terms of the underlying contracts. Based on currently available information, management believes that the premium estimates included in premiums receivable will be collectible and, therefore, no provision for doubtful accounts has been recorded on the premium estimates at June 30, 2005.

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

Collection of Insurance-Related Balances

We are subject to credit risk with respect to our reinsurance ceded because the ceding of risk to reinsurers or retrocessionaires does not relieve us of our liability to the clients or companies we insure or reinsure. We are also subject to risks based upon the possibility that loss payments could occur earlier than the receipt of related reinsurance recoverables. If the financial condition of our reinsurers or retrocessionaires deteriorates, resulting in an impairment of their ability to make payments, we will provide for probable losses resulting from our inability to collect amounts due from such parties, as appropriate. We evaluate the credit worthiness of all the reinsurers to which we cede business. If our analysis indicates that there is significant uncertainty regarding the collectibility of amounts due from reinsurers, managing general agents, brokers and other clients, we will record a provision for doubtful accounts. At June 30, 2005 and December 31, 2004, our reserves for doubtful accounts were approximately $2.9 million and $2.2 million, respectively. At June 30, 2005, approximately 76.1% of premiums receivable of $622.7 million represented amounts not yet due, while amounts in excess of 90 days overdue were 1.3% of the total. At December 31, 2004, approximately 71.0% of premiums receivable of $520.8 million represented amounts not yet due, while amounts in excess of 90 days overdue were 3.2% of the total. Approximately 1.8% of the $31.6 million of paid losses and loss adjustment expenses recoverable were in excess of 90 days overdue at June 30, 2005, compared to 4.8% of the $26.9 million of paid losses and loss adjustment expenses recoverable at December 31, 2004.

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

In March 2004, the EITF reached a consensus regarding EITF 03-1. The consensus provides guidance for evaluating whether an investment is other-than-temporarily impaired and was effective beginning with the 2004 third quarter. In October 2004, the FASB issued a final FASB Staff Position that delayed the effective date of the application guidance on impairment of securities that is included in paragraphs 10 through 20 of EITF 03-1. In June 2005, the FASB decided to nullify the guidance in paragraphs 10-18 of EITF 03-1. The Board decided not to provide any additional guidance on the meaning of other-than temporary impairment, but will issue a FASB Staff Position that will require companies to recognize other-than-temporary impairments by applying existing relevant guidance included in SFAS No. 115 or other current accounting standards, including current guidance for cost-method and equity-method investments. See note 7, “Investment Information,” of the notes accompanying our consolidated financial statements.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) replaces SFAS No. 123 and supersedes APB No. 25 and requires that the estimated expense resulting from all share-based payment transactions be recognized in the financial statements. SFAS No. 123(R) eliminates the alternative to disclose, on a pro forma basis, the effects of the fair value based method. Pursuant to a Securities and Exchange Commission ruling released on April 14, 2005, which deferred the effective date of SFAS No. 123(R) for calendar year companies from July 1, 2005 to January 1, 2006, we will adopt the fair value recognition provisions of accounting for employee stock option awards as defined in SFAS No. 123(R) on January 1, 2006 under the modified prospective application. We are currently evaluating the impact of adopting SFAS No. 123(R) on the results of our operations. However, the impact of adopting SFAS No. 123(R) will have no effect on our cash flows or shareholders’ equity.

Recent Accounting Pronouncements

See note 3, “Accounting Pronouncements,” of the notes accompanying our consolidated financial statements.

Results of Operations—Three Months Ended June 30, 2005 and 2004

The following table sets forth net income and earnings per share data:

	(Unaudited)
	Three Months Ended
	June 30,
(U.S. dollars in thousands, except share data)	2005	2004

Net income	$125,992	$104,282
Diluted net income per share	$1.69	$1.42
Diluted weighted average shares outstanding	74,412,553	73,500,041

Net income was $126.0 million for the 2005 second quarter, compared to $104.3 million for the 2004 second quarter, with the increase primarily due to growth in investment income. Our net income for the 2005 second quarter represented a 21.0% annualized return on average equity, compared to 20.6% for the 2004 second quarter. For purposes of computing return on average equity, average equity has been calculated as the average of shareholders’ equity outstanding at the beginning and ending of each period. Basic earnings per share data has not been presented or discussed herein as it does not include the significant number of preference shares outstanding in the periods. Diluted weighted average shares outstanding, which is used in the calculation of net income per share, was 0.9 million shares higher for the 2005 second quarter than for the 2004 second quarter with the increase primarily due to the exercise of stock options in 2004 and 2005 and increases in the dilutive effects of stock options and nonvested restricted stock calculated using the treasury stock method. Under such method, the dilutive impact of options and nonvested stock on diluted weighted average shares outstanding fluctuates as the market price of our common shares changes.

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

Reinsurance Segment

The following table sets forth our reinsurance segment’s underwriting results:

	(Unaudited)
	Three Months Ended
	June 30,
(U.S. dollars in thousands)	2005	2004

Gross premiums written	$376,803	$382,987
Net premiums written	350,056	364,271

Net premiums earned	$385,806	$378,874
Other underwriting-related fee income	22	56
Losses and loss adjustment expenses	(213,947)	(218,479)
Acquisition expenses, net	(113,443)	(98,265)
Other operating expenses	(11,882)	(10,380)
Underwriting income	$46,556	$51,806

Underwriting Ratios
Loss ratio	55.5%	57.7%
Acquisition expense ratio	29.4%	25.9%
Other operating expense ratio	3.1%	2.7%
Combined ratio	88.0%	86.3%

Underwriting Income.  The reinsurance segment’s underwriting income was $46.6 million for the 2005 second quarter, compared to $51.8 million for the 2004 second quarter. The combined ratio for the reinsurance segment was 88.0% for the 2005 second quarter, compared to 86.3% for the 2004 second quarter. The components of the reinsurance segment’s underwriting income are discussed below.

Premiums Written.  Gross premiums written for the reinsurance segment were $376.8 million for the 2005 second quarter, compared to $383.0 million for the 2004 second quarter. Net premiums written were $350.1 million for the 2005 second quarter, compared to $364.3 million for the 2004 second quarter. During the 2005 second quarter, based on additional information provided by certain ceding companies, the reinsurance segment recorded adjustments on certain treaties written in 2002 and 2003. These adjustments, which had no impact on cash flow or underwriting income, had the effect of increasing gross and net premiums written, premiums earned and acquisition expenses by approximately $11.3 million. The decrease in premium volume, adjusted for such item, was primarily due to a reduction in U.S. casualty business and in response to softening market conditions.

For the 2005 second quarter, 87.4% and 12.6% of net premiums written were generated from pro rata contracts and excess of loss treaties, respectively, compared to 78.9% and 21.1% for the 2004 second quarter. Pro rata contracts are typically written at a lower loss ratio and higher expense ratio than excess of loss business. In certain cases, the reinsurance segment writes pro rata contracts where the underlying business consists of excess of loss policies. Approximately 22.2% of amounts included in the pro rata contracts written are related to excess of loss policies for the 2005 second quarter, compared to 35.3% for the 2004 second quarter. For information regarding net premiums written produced by type of business and geographic location, refer to note 4, “Segment Information,” of the notes accompanying our consolidated financial statements.

Net Premiums Earned.  Net premiums earned for our reinsurance segment were $385.8 million for the 2005 second quarter, compared to $378.9 million for the 2004 second quarter, and generally reflect changes in net premiums written over the previous five quarters, including the mix and type of business written. For the 2005 second quarter, 76.3% and 23.7% of net premiums earned were generated from pro rata contracts and excess of loss treaties, respectively, compared to 73.9% and 26.1% for the 2004 second quarter.

Losses and Loss Adjustment Expenses.  Losses and loss adjustment expenses incurred for our reinsurance segment in the 2005 second quarter were $213.9 million, or 55.5% of net premiums earned, compared to $218.5 million, or 57.7%, for the 2004 second quarter. The loss ratio for the 2005 second quarter benefited from estimated net favorable development in prior year Loss Reserves, net of related adjustments, of $15.1 million, primarily attributable to property and other short tail lines. The net impact of such development was a 3.9 point reduction in the 2005 second quarter combined ratio.

For the 2004 second quarter, underwriting income benefited from estimated net favorable development on prior year Loss Reserves of $26.4 million, or a 7.0 point reduction in the loss ratio, primarily in property and other short-tail business. Such amount included estimated net favorable development on non-traditional business of approximately $9.5 million, or a 2.5 point reduction in the loss ratio, which was substantially offset by additional profit commissions payable as a result of commutations during the period that increased acquisition expenses by $7.8 million, or 2.0 points of the acquisition expense ratio. For a discussion of Loss Reserves, please refer to the section above entitled “—Critical Accounting Policies, Estimates and Recent Accounting Pronouncements—Reserves for Losses and Loss Adjustment Expenses.”

Underwriting Expenses.  The reinsurance segment’s acquisition expense ratio for the 2005 second quarter was 29.4%, compared to 25.9% for the 2004 second quarter. The 2005 second quarter ratio included 2.9 points from the adjustments on certain treaties written in 2002 and 2003 discussed above, and a 0.4 point increase under a sliding scale arrangement on a certain treaty which resulted from a decrease in the loss ratio of the same percentage. In addition, a higher percentage of net premiums earned in the 2005 second quarter were from pro rata business than in the 2004 second quarter. As pro rata contracts are typically written at a higher acquisition expense ratio and lower loss ratio than excess of loss business, this resulted in an increase in the acquisition expense ratio in the 2005 period. The balance of the increase in the acquisition expense ratio was due to changes in the reinsurance segment’s mix of business. The other operating expense ratio increased to 3.1% for the 2005 second quarter, compared to 2.7% for the 2004 second quarter. The higher ratio in the 2005 second quarter reflected additional expenses incurred in the 2005 second quarter as a result of the continued development of the reinsurance segment’s operating platform and the leveling off of net premiums earned.

Insurance Segment

The following table sets forth our insurance segment’s underwriting results:

	(Unaudited)
	Three Months Ended
	June 30,
(U.S. dollars in thousands)	2005	2004

Gross premiums written	$577,420	$465,516
Net premiums written	373,672	313,375

Net premiums earned	$354,086	$344,525
Policy-related fee income	732	3,608
Other underwriting-related fee income	271	296
Losses and loss adjustment expenses	(229,971)	(218,416)
Acquisition expenses, net	(35,095)	(38,624)
Other operating expenses	(57,232)	(54,524)
Underwriting income	$32,791	$36,865

Underwriting Ratios
Loss ratio	64.9%	63.4%
Acquisition expense ratio (1)	9.7%	10.2%
Other operating expense ratio	16.2%	15.8%
Combined ratio	90.8%	89.4%

(1)          The acquisition expense ratio is adjusted to include policy-related fee income.

Underwriting Income.  The insurance segment’s underwriting income was $32.8 million for the 2005 second quarter, compared to $36.9 million for the 2004 second quarter. The combined ratio for the insurance segment was 90.8% for the 2005 second quarter, compared to 89.4% for the 2004 second quarter. The components of the insurance segment’s underwriting income are discussed below.

Premiums Written.  Gross premiums written for the insurance segment were $577.4 million for the 2005 second quarter, compared to $465.5 million for the 2004 second quarter. The growth in gross premiums written in the 2005 second quarter primarily resulted from contributions in the property, executive assurance and professional liability lines from the insurance segment’s European operations, which became fully operational in the 2004 third quarter. In addition, growth in certain U.S. specialty lines, mainly in the primary casualty, property and professional liability lines, was partially offset by reductions in program business and from the sale of the insurance segment’s non-standard auto insurance operations in late 2004. The reduction in program business in the 2005 second quarter primarily resulted from the non-renewal of certain programs in 2004.

Ceded premiums written were 35.3% of gross premiums written for the 2005 second quarter, compared to 32.7% for the 2004 second quarter. The growth in the 2005 ceded percentage was due, in part, to the cession of 30% of certain program business with effective dates subsequent to March 31, 2004. In addition, the insurance segment’s property business was a higher percentage of written premium in the 2005 second quarter than in the 2004 period. As a higher percentage of property business is ceded to third parties than most other lines, this had the effect of increasing the ceded ratio in the 2005 second quarter. In addition, the ceded ratio on property business increased in the 2005 period as the insurance segment built capacity in order to increase the penetration of its global businesses, primarily through the use of reinsurance.

Net premiums written for the insurance segment were $373.7 million for the 2005 second quarter, compared to $313.4 million for the 2004 second quarter, with the increase due to the reasons discussed above.

For information regarding net premiums written produced by type of business and geographic location, refer to note 4, “Segment Information,” of the notes accompanying our consolidated financial statements.

Net Premiums Earned.  Net premiums earned for the insurance segment were $354.1 million for the 2005 second quarter, compared to $344.5 million for the 2004 second quarter, and generally reflect changes in net premiums written over the previous five quarters, including the mix and type of business written.

Policy-Related Fee Income.  Policy-related fee income for our insurance segment was $0.7 million for the 2005 second quarter, compared to $3.6 million for the 2004 second quarter. The decrease in policy-related fee income resulted from the sale of our non-standard auto insurance operations in late 2004, which primarily generated such fee income. Policy-related fee income in future periods will be dependent on the insurance segment’s alternative markets and other lines of business and is likely to be substantially lower than the 2004 amounts.

Losses and Loss Adjustment Expenses.  Losses and loss adjustment expenses incurred for our insurance segment in the 2005 second quarter were $230.0 million, or 64.9% of net premiums earned, compared to $218.4 million, or 63.4%, for the 2004 second quarter. The loss ratio for the 2005 second quarter was impacted by estimated net adverse development in prior year Loss Reserves of $8.0 million, or a 2.3 point increase in the loss ratio, compared to minimal estimated net favorable development in the 2004 second quarter. The estimated net adverse development in the 2005 second quarter included $6.0 million of additional losses incurred related to the 2004 third quarter hurricane activity as well as adverse development on the insurance segment’s marine business. For a discussion of Loss Reserves, please refer to the section above entitled “—Critical Accounting Policies, Estimates and Recent Accounting Pronouncements—Reserves for Losses and Loss Adjustment Expenses.”

Underwriting Expenses.  The acquisition expense ratio was 9.7% for the 2005 second quarter, compared to 10.2% for the 2004 second quarter. The acquisition expense ratio for the insurance segment is calculated net of policy-related fee income and is influenced by, among other things, (1) the amount of ceding commissions received from unaffiliated reinsurers and (2) the amount of business written on a surplus lines (non-admitted) basis. The acquisition expense ratio for the insurance segment in the 2005 second quarter decreased from the 2004 second quarter as the percentage of ceded business was higher in the 2005 period and the contribution of program business (which operates at a higher acquisition expense ratio) to net premiums earned was lower in the 2005 period.

The insurance segment’s other operating expense ratio for the 2005 second quarter was 16.2%, compared to 15.8% for the 2004 second quarter, reflecting additional expenses incurred in the 2005 second quarter as the insurance segment has expanded its operating platform, including the addition of operations in Canada, and the leveling off of net premiums earned.

Net Investment Income

Net investment income was $53.7 million for the 2005 second quarter, compared to $32.8 million for the 2004 second quarter. The higher level of net investment income in the 2005 second quarter resulted from a higher level of average invested assets in the 2005 period and an increase in the pre-tax investment income yield to 3.4% for the 2005 second quarter, compared to 2.9% for the 2004 second quarter. These yields were calculated based on amortized cost. Yields on future investment income may vary based on financial market conditions, investment allocation decisions and other factors.

Net Realized Gains or Losses

Following is a summary of net realized gains (losses):

	(Unaudited) Three Months Ended June 30,
(U.S. dollars in thousands)	2005	2004

Fixed maturities	$2,753	($5,493)
Privately held securities	(1,305)	1,404
Other	657	1,768
Total	$2,105	($2,321)

Our investment portfolio is classified as available for sale. Currently, our portfolio is actively managed to maximize total return within certain guidelines. In assessing returns under this approach, we include net investment income, net realized gains and losses and the change in unrealized gains and losses generated by our investment portfolio. The effect of financial market movements on the investment portfolio will directly impact net realized gains and losses as the portfolio is adjusted and rebalanced. Total return on our portfolio under management, as reported to us by our investment advisors and as calculated on a weighted average basis, for the 2005 second quarter was 2.45%, compared to (1.38%) for the 2004 second quarter.

During the 2005 second quarter and 2004 second quarter, we realized gross losses from the sale of fixed maturities of $3.8 million and $7.9 million, respectively. With respect to those securities that were sold at a loss, the following is an analysis of the gross realized losses based on the period of time those securities had been in an unrealized loss position:

	(Unaudited) Three Months Ended June 30,
(U.S. dollars in thousands)	2005	2004

Less than 6 months	$1,635	$7,842
At least 6 months but less than 12 months	1,124	18
Over 12 months	1,011	—
Total	$3,770	$7,860

The fair values of such securities sold at a loss during the 2005 second quarter and 2004 second quarter were $237 million and $893 million, respectively. We did not record an other than temporary impairment on securities that were purchased and subsequently sold at a loss during the 2005 second quarter. For a discussion of our accounting for investments, please refer to the section above entitled “—Critical Accounting Policies, Estimates and Recent Accounting Pronouncements—Investments.”

Other

Included in other income (loss) for the 2004 second quarter is a charge of $4.5 million resulting from a write down of the carrying value of a subsidiary which was sold in the 2004 fourth quarter. Other income (loss) also includes income generated by certain of our privately held securities for which we used the equity method of accounting. In the 2004 third quarter, we sold the one remaining privately held security for which we used the equity method of accounting. Other expenses primarily represent certain holding company costs necessary to support our worldwide insurance and reinsurance operations and costs associated with operating as a publicly-traded company.

Interest Expense

Interest expense was $5.6 million for the 2005 second quarter, compared to $4.6 million for the 2004 second quarter. The higher level of interest expense in the 2005 period is primarily due to the full impact of the May 2004 issuance by ACGL of $300 million in 7.35% senior notes.

Net Foreign Exchange Gains or Losses

Net foreign exchange gains for the 2005 second quarter of $10.2 million consisted of net unrealized gains of $10.7 million and net realized losses of $0.5 million, compared to net foreign exchange gains for the 2004 second quarter of $5.5 million, which consisted of net unrealized gains of $6.0 million and net realized losses of $0.5 million. The net unrealized gains in the 2005 second quarter resulted from the effects of revaluing our net insurance liabilities required to be settled in foreign currencies at June 30, 2005. We hold investments in foreign currencies, which are intended to mitigate its exposure to foreign currency fluctuations in its net insurance liabilities. However, changes in the value of such investments due to foreign currency rate movements are reflected as a direct increase or decrease to shareholders’ equity and are not included in the statement of income. The net foreign exchange gains recorded by us in the 2005 second quarter were offset by decreases in our investments held in foreign currencies, which declined due to the strengthening U.S. Dollar. Foreign exchange gains and losses vary with fluctuations in currency rates and result from the remeasurement of foreign denominated monetary assets and liabilities. These gains and losses could add significant volatility to our net income in future periods.

Non-Cash Compensation

Restricted Stock

Non-cash compensation expense for the 2005 second quarter was $0.8 million, compared to $2.8 million for the 2004 second quarter. These amounts primarily relate to our capital raising activities during 2001 and the new underwriting initiative started in 2001. In addition, other non-cash compensation expenses that primarily relate to incentive compensation have been included in other operating expenses.

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

For purposes of the required pro forma information, the estimated fair value of employee stock options is amortized to expense over the options’ vesting period. The weighted average fair value of options granted during the 2005 and 2004 second quarters was approximately $0.3 million.

Had we accounted for our employee stock options under the fair value method, our net income per share would have been adjusted to the pro forma amounts indicated below; however, the expensing of stock options would have had no impact on our shareholders’ equity.

	(Unaudited)
	Three Months Ended
	June 30,
(U.S. dollars in thousands, except share data)	2005	2004

Net income, as reported	$125,992	$104,282
Total stock-based employee compensation expense under fair value method, net of income taxes	(1,119)	(427)
Pro forma net income	$124,873	$103,855

Earnings per share – basic:
As reported	$3.65	$3.26
Pro forma	$3.61	$3.24
Earnings per share – diluted:
As reported	$1.69	$1.42
Pro forma	$1.68	$1.41

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

Income Taxes

The effective tax rate on income before income taxes was 5.8% for the 2005 second quarter, compared to 4.3% for the 2004 second quarter. Differences in the effective tax rates in the 2005 and 2004 periods resulted from a change in the relative mix of income reported by jurisdiction. Our effective tax rates may fluctuate from period to period based on the relative mix of income reported by jurisdiction primarily due to the varying tax rates in each jurisdiction. Our quarterly tax provision is adjusted to reflect changes in our expected annual effective tax rates, if any.

Results of Operations—Six Months Ended June 30, 2005 and 2004

The following table sets forth net income and earnings per share data:

	(Unaudited) Six Months Ended June 30,
(U.S. dollars in thousands, except share data)	2005	2004

Net income	$241,884	$191,737
Diluted net income per share	$3.26	$2.69
Diluted weighted average shares outstanding	74,249,728	71,336,798

Net income was $241.9 million for the six months ended June 30, 2005, compared to $191.7 million for the six months ended June 30, 2004, with the increase primarily due to growth in investment income. Our net income for the six months ended June 30, 2005 represented a 20.4% annualized return on average equity, compared to 20.5% for the six months ended June 30, 2004. The higher level of diluted average shares outstanding for the six months ended June 30, 2005, compared to the 2004 period, was primarily due to the full weighting of 4,688,750 common shares issued in March 2004.

Segment Information

Reinsurance Segment

The following table sets forth our reinsurance segment’s underwriting results:

	(Unaudited) Six Months Ended June 30,
(U.S. dollars in thousands)	2005	2004

Gross premiums written	$865,598	$948,726
Net premiums written	827,749	915,159

Net premiums earned	$761,838	$761,924
Other underwriting-related fee income	4,645	376
Losses and loss adjustment expenses	(432,621)	(438,296)
Acquisition expenses, net	(212,895)	(205,393)
Other operating expenses	(22,775)	(19,651)
Underwriting income	$98,192	$98,960

Underwriting Ratios
Loss ratio	56.8%	57.5%
Acquisition expense ratio	27.9%	27.0%
Other operating expense ratio	3.0%	2.6%
Combined ratio	87.7%	87.1%

Underwriting Income.  The reinsurance segment’s underwriting income was $98.2 million for the six months ended June 30, 2005, compared to $99.0 million for the six months ended June 30, 2004. The combined ratio for the reinsurance segment was 87.7% for the six months ended June 30, 2005, compared to 87.1% for the six months ended June 30, 2004. The components of the reinsurance segment’s underwriting income are discussed below.

Premiums Written.  Gross premiums written for our reinsurance segment were $865.6 million for the six months ended June 30, 2005, compared to $948.7 million for the six months ended June 30, 2004. Net premiums written for our reinsurance segment were $827.7 million for the six months ended June 30, 2005, compared to $915.2 million for the six months ended June 30, 2004. As discussed above, based on additional information provided by certain ceding companies, the reinsurance segment recorded adjustments during the 2005 second quarter on certain treaties written in 2002 and 2003. These adjustments, which had no impact on cash flow or underwriting income, had the effect of increasing gross and net premiums written, premiums earned and acquisition expenses by approximately $11.3 million. The decrease in premium volume, adjusted for such item, was primarily due to a reduction in U.S. casualty business and in response to softening market conditions.

For the six months ended June 30, 2005, 75.6% and 24.4% of net premiums written were generated from pro rata contracts and excess of loss treaties, respectively, compared to 66.8% and 33.2% for the six months ended June 30, 2004. Approximately 24.8% of amounts included in the pro rata contracts written are related to excess of loss treaties for the six months ended June 30, 2005, compared to 30.4% for the six months ended June 30, 2004.

Net Premiums Earned.  Net premiums earned for our reinsurance segment were $761.8 million for the six months ended June 30, 2005, compared to $761.9 million for the six months ended June 30, 2004, and generally reflect changes in net premiums written over the previous five quarters, including the mix and type of business written. For the six months ended June 30, 2005, 75.1% and 24.9% of net premiums earned were generated from pro rata contracts and excess of loss treaties, respectively, compared to 74.1% and 25.9% for the six months ended June 30, 2004.

Losses and Loss Adjustment Expenses.  Losses and loss adjustment expenses incurred for our reinsurance segment in the six months ended June 30, 2005 were $432.6 million, or 56.8% of net premiums earned, compared to $438.3 million, or 57.5%, for the six months ended June 30, 2004. The loss ratio for the six months ended June 30, 2005 benefited from estimated net favorable development in prior year Loss Reserves, net of related adjustments, of $39.7 million, primarily attributable to property and other short-tail lines. The net impact of such development was a 5.2 point reduction in the loss ratio. The 2005 amount included estimated net favorable development of $4.9 million, or a 0.6 point reduction in the loss ratio, on two contracts which were commuted during the period. Such amount was substantially offset by additional profit commissions payable as a result of the commutations that increased acquisition expenses by $3.0 million, or 0.4 points of the acquisition expense ratio.

For the six months ended June 30, 2004, underwriting income benefited from estimated net favorable development on prior year Loss Reserves of $50.2 million, or a 6.6 point reduction in the loss ratio, primarily in property and other short-tail business. Such amount included favorable development on non-traditional business of approximately $28.2 million, or a 3.7 point reduction in the loss ratio, which was substantially offset by additional profit commissions payable as a result of the commutations that increased acquisition expenses by $21.7 million, or 2.8 points of the acquisition expense ratio.

Underwriting Expenses.  The acquisition expense ratio for the six months ended June 30, 2005 was 27.9%, compared to 27.0% for the six months ended June 30, 2004. The 2005 ratio included 1.5 points from the adjustments on certain treaties written in 2002 and 2003 discussed above, and a 0.2 point increase under a sliding scale arrangement on a certain treaty which resulted from a decrease in the loss ratio of the same percentage. The balance of the increase in the acquisition expense ratio was due, in part, to changes in the reinsurance segment’s mix and type of business. The other operating expense ratio increased to 3.0% for the six months ended June 30, 2005, compared to 2.6% for the six months ended June 30, 2004. The higher ratio in the 2005 period reflected additional expenses incurred in 2005 as a result of the continued development of the reinsurance segment’s operating platform and the leveling off of net premiums earned.

Insurance Segment

The following table sets forth our insurance segment’s underwriting results:

	(Unaudited) Six Months Ended June 30,
(U.S. dollars in thousands)	2005	2004

Gross premiums written	$1,084,164	$947,085
Net premiums written	695,780	646,075

Net premiums earned	$675,122	$669,301
Policy-related fee income	1,649	7,393
Other underwriting-related fee income	843	424
Losses and loss adjustment expenses	(436,833)	(428,213)
Acquisition expenses, net	(61,776)	(84,352)
Other operating expenses	(114,187)	(97,783)
Underwriting income	$64,818	$66,770

Underwriting Ratios
Loss ratio	64.7%	64.0%
Acquisition expense ratio (1)	8.9%	11.5%
Other operating expense ratio	16.9%	14.6%
Combined ratio	90.5%	90.1%

(1)          The acquisition expense ratio is adjusted to include policy-related fee income.

Underwriting Income.  The insurance segment’s underwriting income was $64.8 million for the six months ended June 30, 2005, compared to $66.8 million for the six months ended June 30, 2004. The combined ratio for the insurance segment was 90.5% for the six months ended June 30, 2005, compared to 90.1% for the six months ended June 30, 2004. The components of the insurance segment’s underwriting income are discussed below.

Premiums Written.  Gross premiums written for our insurance segment were $1.08 billion for the six months ended June 30, 2005, compared to $947.1 million for the six months ended June 30, 2004. The growth in gross premiums written for the six months ended June 30, 2005 primarily resulted from contributions in the property, executive assurance and professional liability lines from the insurance segment’s European operations, which became fully operational in the 2004 third quarter. In addition, growth in certain U.S. specialty lines, mainly in the primary casualty, construction and surety and professional liability lines, was partially offset by reductions in program business and from the sale of the insurance segment’s non-standard auto insurance operations in late 2004. The reduction in program business for the six months ended June 30, 2005 primarily resulted from the non-renewal of certain programs in 2004.

Ceded premiums written were 35.8% of gross premiums written for the six months ended June 30, 2005, compared to 31.8% for the six months ended June 30, 2004. The growth in the ceded percentage for the six months ended June 30, 2005 was due, in part, to the cession of 30% of certain program business with effective dates subsequent to March 31, 2004. In addition, the insurance segment’s property business was a higher percentage of written premium for the six months ended June 30, 2005 than in the 2004 period. As a higher percentage of property business is ceded to third parties than most other lines, this had the effect of increasing the ceded ratio in the 2005 period. In addition, the ceded ratio on property business increased in the 2005 period as the insurance segment built capacity in order to increase its penetration of global businesses, primarily through the use of reinsurance.

Net premiums written for our insurance segment were $695.8 million for the six months ended June 30, 2005, compared to $646.1 million for the six months ended June 30, 2004, with the increase due to the reasons discussed above.

Net Premiums Earned.  Net premiums earned for our insurance segment were $675.1 million for the six months ended June 30, 2005, compared to $669.3 million for the six months ended June 30, 2004, and generally reflect changes in net premiums written over the previous five quarters, including the mix and type of business written.

Policy-Related Fee Income.  Policy-related fee income for our insurance segment was $1.6 million for the six months ended June 30, 2005, compared to $7.4 million for the six months ended June 30, 2004. The decrease in policy-related fee income resulted from the sale of our non-standard auto insurance operations in late 2004, which primarily generated such fee income. Policy-related fee income in future periods will be dependent on the insurance segment’s alternative markets and other lines of business and is likely to be substantially lower than the 2004 amounts.

Losses and Loss Adjustment Expenses.  Losses and loss adjustment expenses incurred for our insurance segment in the six months ended June 30, 2005 were $436.8 million, or 64.7% of net premiums earned, compared to $428.2 million, or 64.0%, for the six months ended June 30, 2004. The loss ratio for the six months ended June 30, 2005 was impacted by estimated net adverse development in prior year Loss Reserves of $7.4 million, or a 1.1 point increase in the loss ratio, compared to $1.8 million of estimated net favorable development, or a 0.3 point decrease in the loss ratio, in the 2004 period. The estimated net adverse development in the 2005 period included $6.6 million of additional losses incurred related to the 2004 third quarter hurricane activity as well as adverse development on the insurance segment’s marine business.

Underwriting Expenses.  The acquisition expense ratio was 8.9% for the six months ended June 30, 2005, compared to 11.5% for the six months ended June 30, 2004. The acquisition expense ratio for our insurance segment is calculated net of policy-related fee income and is influenced by, among other things, (1) the amount of ceding commissions received from unaffiliated reinsurers and (2) the amount of business written on a surplus lines (non-admitted) basis. The acquisition expense ratio for the six months ended June 30, 2005 decreased compared to the six months ended June 30, 2004 because the percentage of ceded business was higher in the 2005 period, increasing the amount of ceding commissions received, and the contribution of program business (which operates at a higher acquisition expense ratio) was lower in the 2005 period.

The insurance segment’s other operating expense ratio for the six months ended June 30, 2005 was 16.9%, compared to 14.6% for the six months ended June 30, 2004, as the insurance segment has expanded its operating platform, including the addition of operations in Canada, and the leveling off of net premiums earned.

Net Investment Income

Net investment income was $103.6 million for the six months ended June 30, 2005, compared to $57.4 million for the six months ended June 30, 2004. The higher level of net investment income for the six months ended June 30, 2005 resulted from a higher level of average invested assets in the 2005 period and an increase in the pre-tax investment income yield to 3.4% for the six months ended June 30, 2005, compared to 2.7% for the six months ended June 30, 2004.

Net Realized Gains or Losses

Following is a summary of net realized gains (losses):

	(Unaudited) Six Months Ended June 30,
(U.S. dollars in thousands)	2005	2004

Fixed maturities	$2,473	$3,044
Privately held securities	(1,451)	1,142
Other	1,544	2,394
Total	$2,566	$6,580

Total return on our portfolio under management for the six months ended June 30, 2005 was 0.99%, compared to 0.01% for the six months ended June 30, 2004. Realized gains for the six months ended June 30, 2004 included a $1.4 million gain in connection with a forward swap hedge, a derivative investment, which is included in “Other” in the table above.

During the six months ended June 30, 2005 and 2004, we realized gross losses from the sale of fixed maturities of $8.5 million and $7.9 million, respectively. With respect to those securities that were sold at a loss, the following is an analysis of the gross realized losses based on the period of time those securities had been in an unrealized loss position:

	(Unaudited) Six Months Ended June 30,
(U.S. dollars in thousands)	2005	2004

Less than 6 months	$4,755	$7,912
At least 6 months but less than 12 months	2,063	18
Over 12 months	1,711	—
Total	$8,529	$7,930

The fair values of such securities sold at a loss during the six months ended June 30, 2005 and 2004 were $663 million and $1.04 billion, respectively. We did not record an other than temporary impairment on securities that were purchased and subsequently sold at a loss during the six months ended June 30, 2005.

Other

Included in other income (loss) for the six months ended June 30, 2004 is a charge of $4.5 million resulting from a write down of the carrying value of a subsidiary which was sold in the 2004 fourth quarter. Other income (loss) also includes income generated by certain of our investments in privately held securities for which we used the equity method of accounting. In the 2004 third quarter, we sold the one remaining privately held security for which we used the equity method of accounting. Other expenses primarily represent certain holding company costs necessary to support our worldwide insurance and reinsurance operations and costs associated with operating as a publicly-traded company.

Interest Expense

Interest expense was $11.3 million for the six months ended June 30, 2005, compared to $6.0 million for the six months ended June 30, 2004. The higher level of interest expense in the 2005 period is primarily due to the full impact of the May 2004 issuance by ACGL of $300 million in 7.35% senior notes.

Net Foreign Exchange Gains or Losses

Net foreign exchange gains for the six months ended June 30, 2005 of $13.4 million consisted of net unrealized gains of $13.4 million and minimal net realized gains, compared to net foreign exchange gains for the six months ended June 30, 2004 of $0.2 million, which consisted of net unrealized gains of $0.5 million and net realized losses of $0.3 million.

Non-Cash Compensation

Restricted Stock

Non-cash compensation expense was $1.5 million for the six months ended June 30, 2005, compared to $5.4 million for the six months ended June 30, 2004.

Stock Options

For purposes of the required pro forma information, the estimated fair value of employee stock options is amortized to expense over the options’ vesting period. The weighted average fair value of options granted during the six months ended June 30, 2005 and 2004 was $0.4 million and $0.5 million, respectively.

Had we accounted for our employee stock options under the fair value method, our net income per share would have been adjusted to the pro forma amounts indicated below; however, the expensing of stock options would have had no impact on our shareholders’ equity.

	(Unaudited) Six Months Ended June 30,
(U.S. dollars in thousands, except share data)	2005	2004

Net income, as reported	$241,884	$191,737
Total stock-based employee compensation expense under fair value method, net of income taxes	(2,196)	(937)
Pro forma net income	$239,688	$190,800

Earnings per share – basic:
As reported	$7.02	$6.47
Pro forma	$6.95	$6.43
Earnings per share – diluted:
As reported	$3.26	$2.69
Pro forma	$3.22	$2.67

Income Taxes

The effective tax rate on income before income taxes was 6.7% for the six months ended June 30, 2005, compared to 7.6% for the six months ended June 30, 2004. The lower effective tax rate in the 2005 period resulted from a change in the relative mix of income reported by jurisdiction.

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

On a consolidated basis, our aggregate invested assets, including cash and short-term investments, totaled $6.48 billion at June 30, 2005, compared to $5.84 billion at December 31, 2004. At June 30, 2005, our fixed income portfolio, which includes fixed maturity securities and short-term investments, had an average Standard & Poor’s quality rating of “AA+” and an average effective duration of 3.9 years. ACGL’s readily available cash, short-term investments and marketable securities, excluding amounts held by our regulated insurance and reinsurance subsidiaries, totaled $9.3 million at June 30, 2005, compared to $6.1 million at December 31, 2004.

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

Our insurance and reinsurance subsidiaries are required to maintain assets on deposit with various regulatory authorities to support their operations. The assets on deposit are available to settle insurance and reinsurance liabilities to third parties. Our insurance and reinsurance subsidiaries also have investments in segregated portfolios primarily to provide collateral or guarantees for letters of credit to third parties. At June 30, 2005 and December 31, 2004, such amounts approximated $781.0 million and $644.3 million, respectively.

In addition, Arch Re Bermuda maintains assets in trust accounts to support insurance and reinsurance transactions with affiliated U.S. companies. At June 30, 2005 and December 31, 2004, such amounts approximated $2.56 billion and $2.25 billion, respectively.

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

Arch Specialty Insurance Company (“Arch Specialty”) entered into a Stipulation and Order (“Stipulation”) with the Wisconsin Office of the Commissioner of Insurance (“OCI”) in connection with ACGL’s acquisition of Arch Specialty in 2002. While the ratio of Arch Specialty’s total adjusted capital to authorized control level risk-based capital exceeded 200% at December 31, 2004, and thus was above the risk-based capital threshold that would require company action (the lowest level of corrective action), it was below the 275% ratio that the Stipulation requires Arch Specialty to maintain. As of June 30, 2005, Arch Specialty was in compliance with the ratio required under the Stipulation following its receipt of a capital contribution in the amount of $45 million provided by Arch Re Bermuda. Western Diversified Casualty Insurance Company, which, like Arch Specialty, is domiciled in Wisconsin, also entered into a Stipulation with the OCI in 2003 whereby it must maintain a ratio of total adjusted capital to authorized control level risk-based capital of not less than 275%, and is currently in compliance with this ratio.

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

As part of our investment strategy, we seek to establish a level of cash and highly liquid short-term and intermediate-term securities which, combined with expected cash flow, is believed by us to be adequate to meet our foreseeable payment obligations. However, due to the nature of our operations, cash flows are affected by claim payments that may comprise large payments on a limited number of claims and which can fluctuate from year to year. We believe that our liquid investments and cash flow will provide us with sufficient liquidity in order to meet our claim payment obligations. However, the timing and amounts of actual claim payments related to recorded Loss Reserves vary based on many factors including large individual losses, changes in the legal environment, as well as general market conditions. The ultimate amount of the claim payments could differ materially from our estimated amounts. Certain lines of business written by us, such as excess casualty, have loss experience characterized as low frequency and high severity. The foregoing may result in significant variability in loss payment patterns. The impact of this variability can be exacerbated by the fact that the timing of the receipt of reinsurance recoverables owed to us may be slower than anticipated by us. Therefore, the irregular timing of claim payments can create significant variations in cash flows from operations between periods and may require us to utilize other sources of liquidity to make these payments, which may include the sale of investments or utilization of existing or new credit facilities or capital market transactions. If the source of liquidity is the sale of investments, we may be forced to sell such investments at a loss, which may be material.

Consolidated cash provided by operating activities was $685.6 million for the six months ended June 30, 2005, compared to $843.4 million for the six months ended June 30, 2004, with the decrease primarily attributable to a higher level of paid losses due, in part, to the continuing maturation of the Company’s insurance and reinsurance Loss Reserves. Cash flow from operating activities are provided by premiums collected, fee income, investment income and collected reinsurance recoverables, offset by losses and loss adjustment expense payments, reinsurance premiums paid, operating costs and current taxes paid.

We expect that our operational needs, including our anticipated insurance obligations and operating and capital expenditure needs, for the next twelve months, at a minimum, will be met by our balance of cash, short-term investments and our credit facilities, as well as by funds generated from underwriting activities and investment income and proceeds on the sale or maturity of our investments.

We previously announced that we currently expect to incur net losses of between $15 million and $25 million in the 2005 third quarter resulting from Hurricanes Dennis and Emily. The estimates relating to these events are based on currently available information derived from modeling techniques, industry assessments of exposure and claims information obtained from our clients and brokers. To date, we have received relatively few claims advices from clients and brokers. Our actual losses from these events may vary materially from the estimated net losses due to the inherent uncertainties in making such determinations resulting from several factors, including the potential inaccuracies and inadequacies in the data provided by clients and brokers, the modeling techniques and the application of such techniques, as well as the frequency of recent catastrophic events and the effects of any resultant demand surge on claims activity.

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

At June 30, 2005, our capital of $2.8 billion consisted of senior notes of $300.0 million, representing 10.7% of the total, and shareholders’ equity of $2.5 billion, representing the balance. At December 31, 2004, our capital of $2.54 billion consisted of senior notes of $300 million, representing 11.8% of the total, and shareholders’ equity of $2.24 billion, representing 88.2% of the total. The increase in our capital during the 2005 second quarter of $261.5 million was primarily attributable to net income.

Certain Matters Which May Materially Affect Our Results of Operations and/or Financial Condition

Reserves for Losses and Loss Adjustment Expenses

We establish Loss Reserves which represent estimates involving actuarial and statistical projections, at a given point in time, of our expectations of the ultimate settlement and administration costs of losses incurred. Estimating Loss Reserves is inherently difficult, which is exacerbated by the fact that we are a relatively new company with relatively limited historical experience upon which to base such estimates. We utilize actuarial models as well as available historical insurance industry loss ratio experience and loss development patterns to assist in the establishment of Loss Reserves. Actual losses and loss adjustment expenses paid will deviate, perhaps substantially, from the reserve estimates reflected in our financial statements. See the section above entitled “—Critical Accounting Policies, Estimates and Recent Accounting Pronouncements—Reserves for Losses and Loss Adjustment Expenses.”

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

Premium estimates are reviewed by management at least quarterly. Such review includes a comparison of actual reported premiums to expected ultimate premiums together with a review of the aging and collection of premium estimates. Based on management’s review, the appropriateness of the premium estimates is evaluated, and any adjustment to these estimates is recorded in the period in which it becomes known. Adjustments to original premium estimates could be material and such adjustments could directly and significantly impact earnings favorably or unfavorably in the period they are determined because the subject premium may be fully or substantially earned. A significant portion of amounts included as premiums receivable, which represent estimated premiums written, net of commissions, is not currently due based on the terms of the underlying contracts. Based on the above process, management believes that the premium estimates included in premiums receivable will be collectible and, therefore, no provision for doubtful accounts has been recorded on the premium estimates at June 30, 2005.

Reinsurance Protection and Recoverables

For purposes of limiting our risk of loss, we reinsure a portion of our exposures, paying to reinsurers a part of the premiums received on the policies we write, and we may also use retrocessional protection. For the six months ended June 30, 2005, ceded premiums written represented approximately 20.7% of gross premiums written, compared to 14.5% for the six months ended June 30, 2004.

The availability and cost of reinsurance and retrocessional protection is subject to market conditions, which are beyond our control. Although we believe that our insurance subsidiaries have been successful in obtaining adequate reinsurance protection since the commencement of our underwriting initiative in October 2001, it is not certain that we will be able to continue obtaining adequate protection at cost effective levels. As a result of such market conditions and other factors, we may not be able to successfully mitigate risk through reinsurance and retrocessional arrangements. Further, we are subject to credit risk with respect to our reinsurers and retrocessionaires because the ceding of risk to reinsurers and retrocessionaires does not relieve us of our liability to the clients or companies we insure or reinsure. Our failure to establish adequate reinsurance or retrocessional arrangements or the failure of our existing reinsurance or retrocessional arrangements to protect us from overly concentrated risk exposure could adversely affect our financial condition and results of operations.

We monitor the financial condition of our reinsurers and attempt to place coverages only with substantial, financially sound carriers. At June 30, 2005, approximately 81.8% of our reinsurance recoverables on paid and unpaid losses of $830.4 million (not including prepaid reinsurance premiums) were due from carriers which had an A.M. Best Company rating of “A-” or better. No reinsurance recoverables from any one carrier exceeded 3.6% of our total shareholders’ equity at June 30, 2005.

The following table details our reinsurance recoverables at June 30, 2005:

	% of Total	A.M. Best Company Rating (1)

Everest Reinsurance Company	10.8%	A+
Alternative market recoverables (2)	10.7%	NR
Sentry Insurance a Mutual Company (3)	7.3%	A+
Allied World Assurance Company Ltd.	6.1%	A+
Swiss Reinsurance America Corporation	6.1%	A+
Employers Reinsurance Corporation	5.6%	A
Federal Insurance Company	4.2%	A++
Odyssey America Reinsurance Corporation	3.9%	A
American Re-Insurance Company	3.7%	A
Converium Reinsurance (NA) Inc.	3.6%	B-
ACE Property & Casualty Insurance Company	3.5%	A
Lloyd’s of London syndicates (4)	3.5%	A
Berkley Insurance Company	3.2%	A
PMA Capital Insurance Company	0.4%	B+
Lumbermens Mutual Casualty Company	0.4%	NR
All other (5)	27.0%
Total	100.0%

(1)       The financial strength ratings are as of July 14, 2005 and were assigned by A.M. Best Company based on its opinion of the insurer’s financial strength as of such date. An explanation of the ratings listed in the table follows: the ratings of “A++” and “A+” are designated “Superior”; the “A” and “A-” ratings are designated “Excellent”; ratings of “B++” and “B+” are designated “Very Good”; and the rating of “B-” is designated “Fair.” Additionally, A.M. Best Company has five classifications within the “Not Rated” or “NR” category. Reasons for an “NR” rating being assigned by A.M. Best Company include insufficient data, size or operating experience, companies which are in run-off with no active business writings or are dormant, companies which disagree with their rating and request that a rating not be published or insurers that request not to be formally evaluated for the purposes of assigning a rating opinion.

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

(4)       The A.M. Best Company group rating of “A” (Excellent) has been applied to all Lloyd’s of London syndicates.

(5)       The following table provides a breakdown of the “All other” category by A.M. Best Company rating:

Companies rated “A++”	1.3%
Companies rated “A+”	6.8%
Companies rated “A”	12.4%
Companies rated “A-”	3.4%
Companies rated “B++”	0.3%
Companies rated “B+”	0.1%
Companies not rated	2.7%
Total	27.0%

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

We seek to limit our loss exposure by writing a number of our reinsurance contracts on an excess of loss basis, adhering to maximum limitations on reinsurance written in defined geographical zones, limiting program size for each client and prudent underwriting of each program written. In the case of proportional treaties, we may seek per occurrence limitations or loss ratio caps to limit the impact of losses from any one or series of events. In our insurance operations, we seek to limit our exposure through the purchase of reinsurance. We cannot be certain that any of these loss limitation methods will be effective. We also seek to limit the loss exposure for our reinsurance and insurance operations through geographic diversification. Geographic zone limitations involve significant underwriting judgments, including the determination of the area of the zones and the inclusion of a particular policy within a particular zone’s limits. There can be no assurance that various provisions of our policies, such as limitations or exclusions from coverage or choice of forum, will be enforceable in the manner we intend. Disputes relating to coverage and choice of legal forum may also arise. Underwriting is inherently a matter of judgment, involving important assumptions about matters that are inherently unpredictable and beyond our control, and for which historical experience and probability analysis may not provide sufficient guidance. One or more catastrophic or other events could result in claims that substantially exceed our expectations, which could have a material adverse effect on our financial condition or our results of operations, possibly to the extent of eliminating our shareholders’ equity.

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

ACGL has purchased a reinsurance program for its insurance operations which provides coverage for certain property catastrophe-related losses equal to a maximum of 95% of the first $200 million in excess of a $50 million retention per occurrence of such losses commencing in June 2005. As coverage under this reinsurance program is utilized, it is automatically reinstated once and is available under the same terms as described immediately above. Our reinsurance operations have purchased reinsurance which primarily provides between $15 million and $55 million of coverage in excess of certain deductibles for any one occurrence and $110 million in the aggregate annually, for certain catastrophe-related losses worldwide for 2005 through April 2006. In the future, we may seek to purchase additional catastrophe or other reinsurance protection. The availability and cost of such reinsurance protection is subject to market conditions, which are beyond our control. As a result of market conditions and other factors, we may not be successful in obtaining such protection. See “—Reinsurance Protection and Recoverables” above.

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

Financial strength and claims paying ratings from third party rating agencies are instrumental in establishing the competitive positions of companies in our industry. Periodically, rating agencies evaluate us to confirm that we continue to meet their criteria for the ratings assigned to us by them. A.M. Best Company maintains a letter scale rating system ranging from “A++” (Superior) to “F” (In Liquidation). Moody’s Investors Service maintains a letter scale rating from “Aaa” (Exceptional) to “NP” (Not Prime). Standard & Poor’s

maintains a letter scale rating system ranging from “AAA” (Extremely Strong) to “R” (Under Regulatory Supervision). Our reinsurance subsidiaries, Arch Reinsurance Company (“Arch Re U.S.”) and Arch Re Bermuda, and our principal insurance subsidiaries, Arch Insurance Company (“Arch Insurance”), Arch Excess & Surplus Insurance Company (“Arch E&S”), Arch Specialty and Arch-Europe, currently have financial strength ratings of “A-” (Excellent) from A.M. Best Company and “A2” (Good) from Moody’s Investors Service.  The “A-” rating is the fourth highest out of fifteen ratings assigned by A.M. Best Company, and the “A2” rating is the sixth highest out of 21 ratings assigned by Moody’s Investor Service. A.M. Best Company has assigned a financial strength rating of “NR-3” (Rating Procedure Inapplicable) to Western Diversified Casualty Insurance Company (“Western Diversified”), and Moody’s did not rate Western Diversified.  In addition, our $300 million of senior notes were assigned a senior unsecured debt rating of “Baa1” (Stable) by Moody’s Investors Service and “BBB-” (Stable) by Standard & Poor’s. These ratings are statements of opinion, not statements of fact and not recommendations to buy, hold or sell any securities.

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

Industry Investigations

The New York Attorney General, various state insurance regulatory authorities and others are investigating contingent commission payments to brokers (and the disclosures relating to such payments), alleged “bid-rigging,” “steering” and other practices in the insurance industry involving brokers and agents, as well as finite insurance and/or reinsurance products. We cannot predict the effect that these investigations, and any changes in industry practice, including future legislation or regulations that may become applicable to us, will have on the insurance industry, the regulatory framework or our business.

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

Issuance of letters of credit and borrowings under the Credit Agreement are subject to our compliance with certain covenants and conditions, including absence of a material adverse effect. These covenants require, among other things, that we maintain a debt to shareholders’ equity ratio of not greater than 0.35 to 1 and shareholders’ equity in excess of $1.4 billion plus 40% of future aggregate net income beginning after September 30, 2004 (not including any future net losses) and 40% of future aggregate proceeds from the issuance of common or preferred equity, that we maintain minimum unencumbered cash and investment grade securities in the amount of $400 million and that our principal insurance and reinsurance subsidiaries maintain at least a “B++” rating from A.M. Best Company. In addition, certain of our subsidiaries that are parties to the Credit Agreement are required to maintain minimum shareholders’ equity levels. We were in compliance with all covenants contained in the Credit Agreement at June 30, 2005. The Credit Agreement expires in September 2007.

Including the secured letter of credit portion of the Credit Agreement and another letter of credit facility (together, the “LOC Facilities”), we have access to secured letter of credit facilities for up to a total of $575 million. The principal purpose of the LOC Facilities is to issue, as required, evergreen standby letters of credit in favor of primary insurance or reinsurance counterparties with which we have entered into reinsurance arrangements to ensure that such counterparties are permitted to take credit for reinsurance obtained from our reinsurance subsidiaries in United States jurisdictions where such subsidiaries are not licensed or otherwise admitted as an insurer, as required under insurance regulations in the United States, and to comply with requirements of Lloyd’s of London in connection with qualifying quota share and other arrangements. The amount of letters of credit issued is driven by, among other things, the timing and payment of catastrophe losses, loss development of existing reserves, the payment pattern of such reserves, the further expansion of our business and the loss experience of such business. When issued, such letters of credit are secured by a portion of our investment portfolio. In addition, the LOC Facilities also require the maintenance of certain covenants, which we were in compliance with at June 30, 2005. At such date, we had approximately $411.6 million in outstanding letters of credit under the LOC Facilities, which were secured by investments totaling $465.7 million. The other letter of credit facility expires in December 2005. It is anticipated that the LOC Facilities will be renewed (or replaced) on expiry, but such renewal (or replacement) will be subject to the availability of credit from banks which we utilize or may utilize.

In addition to letters of credit, we have and may establish insurance trust accounts in the U.S. and Canada to secure its reinsurance amounts payable as required. See note 7, “Investment Information,” of the notes accompanying our consolidated financial statements.

Senior Notes

In May 2004, ACGL completed a public offering of $300 million principal amount of 7.35% senior notes (“Senior Notes”) due May 1, 2034 and received net proceeds of $296.4 million. Interest payments on the Senior Notes are due on May 1 and November 1 of each year. ACGL may redeem the Senior Notes at any time and from time to time, in whole or in part, at a “make-whole” redemption price. The Senior Notes are ACGL’s senior unsecured obligations and rank equally with all of its existing and future senior unsecured indebtedness. The effective interest rate related to the Senior Notes, based on the net proceeds received, is approximately 7.46%. ACGL used $200 million of the net proceeds from the offering to repay all amounts outstanding under a revolving credit agreement and the remaining proceeds were used to support the underwriting activities of its insurance and reinsurance subsidiaries and for other general corporate purposes.

Guarantee and Other

In the 2005 first quarter, we agreed to provide a guarantee, through the issuance of a standby letter of credit in the amount of $6.0 million (the “Guarantee”) for the benefit of a commercial bank, to assist the principals of an agency to obtain a loan to purchase the agency from its prior owner. The agency loan is payable over a seven year term, and the Guarantee will be outstanding until such time as the loan is repaid in full. During the 2005 second quarter, the Guarantee was reduced to $5.5 million due to a payment made on the agency loan. In return for the issuance of Guarantee, the agency entered into an exclusive agency relationship with us with respect to certain property and casualty insurance. Pursuant to such exclusive arrangement, we will pay the agency commissions based on an agreed percentage of written premium and, under certain circumstances, other remuneration based upon performance. We recorded net premiums written of $10.6 million under such agreement through June 30, 2005. The agency and each of the principals have signed pledge and security agreements that, among other things, provide us with collateral, in the case of the agency, and in the case of the principals, their respective shares of stock in the agency, as long as the Guarantee is in place. Such agreements also require the agency to use all excess cash flow beyond a reasonable reserve to accelerate reduction of the principal loan amount. Based on an analysis in the 2005 first quarter of the expected results of the agency and the likelihood of a default on the loan, we determined that the fair value of the Guarantee was $0.3 million, and recorded such amount as an expense and related liability.

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

Investments

The finance and investment committee of our board of directors establishes our investment policies and creates guidelines for our external investment managers. The finance and investment committee reviews the implementation of the investment strategy on a regular basis. Our current approach stresses preservation of capital, market liquidity and diversification of risk. Our consolidated cash and invested assets were as follows at June 30, 2005 and December 31, 2004:

	(Unaudited)
	June 30,	December 31,
(U.S. dollars in thousands)	2005	2004

Fixed maturities available for sale, at fair value	$6,124,248	$5,545,121
Short-term investments available for sale, at fair value	176,268	155,771
Cash	162,017	113,052
Privately held securities, at fair value	22,251	21,571
Total	$6,484,784	$5,835,515

At June 30, 2005 and December 31, 2004, our fixed income portfolio, which includes fixed maturities and short-term investments, had an average effective duration of 3.9 years and 3.7 years, respectively, an average Standard & Poor’s quality rating of “AA+” for both periods and an average yield to maturity at market value of 3.7% and 3.5%, respectively. At June 30, 2005 and December 31, 2004, our invested assets did not include any publicly traded equity securities. However, primarily for portfolio diversification purposes, we expect to begin allocating a small portion of our portfolio to equity securities during the second half of 2005.

In June 2005, we made a $10 million commitment to a mezzanine fund to invest primarily in mezzanine debt and equity investments and, to a lesser extent, in second lien and senior secured bank loans. It is the mezzanine fund’s objective to build a diversified portfolio composed primarily of mezzanine debt and equity investments and, to a lesser extent, second lien and senior secured bank loans, with individual investments typically ranging from $20 million to $75 million in size. We may invest in other investment vehicles in the future to diversify our portfolio and to potentially enhance our investment returns.

In addition, we are planning on entering into a securities lending program in the 2005 third quarter. Under such program, certain of our fixed income portfolio securities will be loaned to third parties, primarily major brokerage firms, for short periods of time through a lending agent. We will maintain control over the securities we lend, will retain the earnings and cash flows associated with the loaned securities and will receive a fee from the borrower for the temporary use of the securities. Collateral in the form of cash, government securities and letters of credit will be required in excess of the market value of the loaned securities and will be monitored and maintained by the lending agent.

Each quarter, we review our investments to determine whether a decline in fair value below the amortized cost basis is other than temporary. Our process for identifying if declines in the fair value of investments are other than temporary involves consideration of several factors. These factors include (i) the time period in which there has been a significant decline in value, (ii) an analysis of the liquidity, business prospects and overall financial condition of the issuer, (iii) the significance of the decline and (iv) our intent and ability to hold the investment for a sufficient period of time for the value to recover. Where our analysis of the above factors results in the conclusion that declines in fair values are other than temporary, the cost of the securities is written down to fair value and is reflected as a realized loss. In March 2004, the EITF reached a consensus regarding EITF 03-1, which provides guidance for evaluating whether an investment is other-than-temporarily impaired and was effective beginning with the 2004 third quarter. In October 2004, the FASB issued a final FASB Staff Position that delayed the effective date of the application guidance on impairment of securities that is included in paragraphs 10 through 20 of EITF 03-1. In June 2005, the FASB decided to nullify the guidance in paragraphs 10-18 of EITF 03-1. The Board decided not to provide any additional guidance on the meaning of other-than temporary impairment, but will issue a FASB Staff Position that will require companies to recognize other-than-temporary impairments by applying existing relevant guidance included in SFAS No. 115 or other current accounting standards, including current guidance for cost-method and equity-method investments.

Gross unrealized losses on our fixed maturity securities were $38.4 million at June 30, 2005. At June 30, 2005, on a lot level basis, approximately 1,314 fixed maturity securities out of a total of approximately 2,270 securities were in an unrealized loss position and the largest single unrealized loss from one investment in our fixed maturity portfolio was $1.6 million. The information presented below for the gross unrealized losses on our fixed maturity securities at June 30, 2005 indicates the potential effect upon future earnings and financial position in the event management later concludes that some of the current declines in the fair value of such securities are other than temporary.

The following table provides an analysis of the length of time each of those fixed maturities with an unrealized loss at June 30, 2005 has been in a continual unrealized loss position:

	Less than 12 Months		12 Months or Greater and Less Than 18 Months
(U.S. dollars in thousands)	Estimated Fair Value and Carrying Value	Gross Unrealized (Losses)	Estimated Fair Value and Carrying Value	Gross Unrealized (Losses)

Fixed maturities:
U.S. government and government agencies	$862,185	($5,482)	$430,386	($7,156)
Corporate bonds	606,659	(6,473)	274,652	(5,683)
Asset backed securities	390,304	(3,806)	271,439	(3,733)
Municipal bonds	220,578	(1,342)	79,596	(1,380)
Commercial mortgage-backed securities	47,631	(426)	—	—
Mortgage backed securities	10,409	(82)	28,679	(635)
Non-U.S. government securities	22,867	(264)	14,005	(282)
Total	$2,160,633	($17,875)	$1,098,757	($18,869)

	Equal or Greater Than 18 Months		Total
	Estimated Fair Value and Carrying Value	Gross Unrealized (Losses)	Estimated Fair Value and Carrying Value	Gross Unrealized (Losses)

Fixed maturities:
U.S. government and government agencies	$—	$—	$1,292,571	($12,638)
Corporate bonds	39,226	(949)	920,537	(13,105)
Asset backed securities	30,698	(666)	692,441	(8,205)
Municipal bonds	—	—	300,174	(2,722)
Commercial mortgage-backed securities	—	—	47,631	(426)
Mortgage backed securities	—	—	39,088	(717)
Non-U.S. government securities	—	—	36,872	(546)
Total	$69,924	($1,615)	$3,329,314	($38,359)

The following table presents the Standard & Poor’s credit quality distribution of our fixed maturities at June 30, 2005 and December 31, 2004:

	(Unaudited) June 30, 2005		December 31, 2004
(U.S. dollars in thousands)	Estimated Fair Value and Carrying Value	% of Total	Estimated Fair Value and Carrying Value	% of Total

Fixed Maturities:
AAA	$4,662,634	76.1%	$4,162,703	75.1%
AA	430,022	7.0%	356,999	6.4%
A	739,226	12.1%	772,262	13.9%
BBB	191,344	3.1%	151,171	2.7%
BB	23,135	0.4%	13,488	0.3%
B	76,121	1.3%	83,690	1.5%
Lower than B	1,766	0.0%	4,808	0.1%
Total	$6,124,248	100.0%	$5,545,121	100.0%

As part of our investment strategy, we seek to establish a level of cash and highly liquid short-term and intermediate-term securities which, combined with expected cash flow, is believed by us to be adequate to meet our foreseeable payment obligations. We currently do not utilize derivative financial instruments such as futures, forward contracts, swaps or options or other financial instruments with similar characteristics such as interest rate caps or floors and fixed-rate loan commitments, other than a forward starting swap which was entered into in connection with the issuance of ACGL’s Senior Notes. Our portfolio includes investments, such as mortgage-backed securities, which are subject to prepayment risk. At June 30, 2005, our investments in mortgage-backed securities, excluding commercial mortgage-backed securities, amounted to approximately $173.4 million, or 2.7% of cash and invested assets, compared to $158.1 million, or 2.7% of cash and invested assets, at December 31, 2004. Such amounts are classified as “available for sale” and are not held for trading purposes.

At June 30, 2005 and December 31, 2004, we held three privately held securities totaling $22.3 million and $21.6 million, respectively, which were carried at fair value. Our investment commitments relating to privately held securities totaled approximately $0.4 million at June 30, 2005.

Book Value Per Share

The following book value per share calculations are based on shareholders’ equity of $2.50 billion and $2.24 billion at June 30, 2005 and December 31, 2004, respectively. The shares and per share numbers set forth below exclude the effects of 5,915,645 and 6,172,199 stock options, 98,125 and 150,000 Class B warrants and 96,651 and 84,992 restricted stock units outstanding at June 30, 2005 and December 31, 2004, respectively. Diluted per share book value increased to $34.49 at June 30, 2005 from $31.03 at December 31, 2004. The increase in shareholders’ equity and diluted per share book value was primarily attributable to net income.

	(Unaudited)
	June 30, 2005		December 31, 2004
	Outstanding Shares	Cumulative Book Value Per Share	Outstanding Shares	Cumulative Book Value Per Share
Common shares (1)	35,262,005	$48.76	34,902,923	$41.76
Series A convertible preference shares	37,327,502		37,348,150
Total shares	72,589,507	$34.49	72,251,073	$31.03

(1) Book value per common share at June 30, 2005 and December 31, 2004 was determined by dividing (i) the difference between total shareholders’ equity and the aggregate liquidation preference of the Series A convertible preference shares of $783.9 million and $784.3 million, respectively, by (ii) the number of common shares outstanding. Restricted common shares are included in the number of common shares outstanding as if such shares were issued on the date of grant.

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

Market Sensitive Instruments and Risk Management

In accordance with the SEC’s Financial Reporting Release No. 48, we performed a sensitivity analysis to determine the effects that market risk exposures could have on the future earnings, fair values or cash flows of our financial instruments as of June 30, 2005. (See section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Sensitive Instruments and Risk Management” included in our 2004 Annual Report on Form 10-K.) Market risk represents the risk of changes in the fair value of a financial instrument and is comprised of several components, including liquidity, basis and price risks. At June 30, 2005, material changes in market risk exposures that affect the quantitative and qualitative disclosures presented as of December 31, 2004 are as follows:

Interest Rate Risk

We consider the effect of interest rate movements on the market value of our fixed maturities and short-term investments and the corresponding change in unrealized appreciation (depreciation). The following table summarizes the estimated effect that an immediate, parallel shift in the U.S. interest rate yield curve would have at June 30, 2005. Based on historical observations, it is unlikely that all global yield curves would shift in the same direction and at the same time and, accordingly, the actual effect of interest rate movements may differ materially from the amounts indicated in the table set forth below.

	(Unaudited)
	Interest Rate Shift in Basis Points
(U.S. dollars in millions)	-100	-50	0	50	100

Total market value	$6,558.2	$6,426.7	$6,300.5	$6,179.3	$6,062.8
Market value change from base	4.09%	2.00%	—	(1.92%)	(3.77%)
Change in unrealized value	$257.6	$126.2	—	($121.2)	($237.7)

Foreign Currency Exchange Risk

Foreign currency rate risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates. A 10% appreciation of the U.S. Dollar against other currencies under our outstanding contracts at June 30, 2005, net of unrealized appreciation on our securities denominated in currencies other than the U.S. Dollar, would have resulted in unrealized losses of approximately $9.3 million and would have decreased diluted book value per share by approximately $0.13 at June 30, 2005. Based on historical observations, it is unlikely that all foreign currency exchange rates would shift against the U.S. Dollar in the same direction and at the same time and, accordingly, the actual effect of foreign currency rate movements may differ materially from the amounts set forth above. For further discussion on foreign exchange activity, please refer to “—Results of Operations.”

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

•    accuracy of those estimates and judgments utilized in the preparation of our financial statements, including those related to revenue recognition, insurance and other reserves, reinsurance recoverables, investment valuations, intangible assets, bad debts, income taxes, contingencies, litigation and any determination to use the deposit method of accounting, which, for a relatively new insurance and reinsurance company, like our company, are even more difficult to make than those made in a mature company since limited historical information has been reported to us through June 30, 2005;

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

OTHER FINANCIAL INFORMATION

The interim financial information included in this Quarterly Report on Form 10-Q as of and for the three and six months ended June 30, 2005 has not been audited by PricewaterhouseCoopers LLP. In reviewing such information, PricewaterhouseCoopers LLP has applied limited procedures in accordance with professional standards for reviews of interim financial information. However, their separate report included in this Quarterly Report on Form 10-Q for the 2005 second quarter states that they did not audit and they do not express an opinion on that interim financial information. Accordingly, you should restrict your reliance on their reports on such information. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their reports on the interim financial information because such reports do not constitute “reports” or “parts” of the registration statements prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act of 1933.

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

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the filing of this Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to applicable Exchange Act Rules as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to provide reasonable assurance that all material information required to be filed in this report has been made known to them in a timely fashion.

Changes in Internal Controls Over Financial Reporting

There have been no changes in internal controls over financial reporting that occurred during the fiscal quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

We, in common with the insurance industry in general, are subject to litigation and arbitration in the normal course of our business. As of June 30, 2005, we were not a party to any material litigation or arbitration other than as a part of the ordinary course of business in relation to claims activity, none of which is expected by management to have a significant adverse effect on our results of operations and financial condition and liquidity.

In 2003, the former owners of American Independent Insurance Holding Company (“American Independent”) commenced an action against ACGL, American Independent and certain of American Independent’s directors and officers and others seeking unspecified damages relating to the reorganization agreement pursuant to which the Company acquired American Independent in 2001. The reorganization agreement provided that, as part of the consideration for the stock of American Independent, the former owners would have the right to receive a limited, contingent payment from the proceeds, if any, from certain pre-existing lawsuits that American Independent had brought as plaintiff prior to its acquisition by the Company. The former owners alleged, among other things, that the defendants entered into the agreement without intending to honor their commitments under the agreement and are liable for securities and common law fraud, breach of contract and intentional infliction of emotional distress. ACGL and the other defendants strongly denied the validity of these allegations, and filed a motion to dismiss all claims. That motion was granted on March 23, 2005, and the plaintiffs were allowed until April 15, 2005 to amend their complaint. Although they did attempt to amend the complaint, they did not timely and properly do so, and, on April 26, 2005, judgment was entered dismissing the action with prejudice. The plaintiffs thereafter moved to vacate the judgment and to allow retroactively the filing of their second amended complaint; that motion is now before the court. Although no assurances can be made as to the resolution of the motion or of the plaintiffs’ claims, should they be permitted to assert them, management does not believe that any of the claims are meritorious.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes ACGL’s purchases of its common shares for the 2005 second quarter:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plan or Programs

4/1/2005-4/30/2005	—	—	—	—
5/1/2005-5/31/2005	186	$41.71	—	—
6/1/2005-6/30/2005	—	—	—	—
Total	186	$41.71	—	—

(1)   ACGL repurchases shares, from time to time, from employees in order to facilitate the payment of withholding taxes on restricted shares granted. We purchased these shares at their fair market value, as determined by reference to the closing price of our common shares on the day the restricted shares vested.

Item 4.   Submission of Matters to a Vote of Security Holders

(a)    The annual meeting of shareholders (the “Annual Meeting”) of ACGL was held on April 28, 2005.

(b)   Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to management’s nominees as listed in ACGL’s proxy statement, dated March 31, 2005 (the “Proxy Statement”).

(c)    The shareholders of ACGL (1) elected Class I Directors to hold office until the 2008 annual meeting of shareholders or until their successors are elected or qualified, (2) approved the ACGL 2005 Long Term Incentive and Share Award Plan, (3) elected certain individuals as Designated Company Directors of certain of ACGL’s non-U.S. subsidiaries and (4) ratified the selection of PricewaterhouseCoopers LLP as independent registered public accounting firm for the fiscal year ending December 31, 2005. Set forth below are the voting results for these proposals:

Election of Class I Directors of ACGL

	FOR	WITHHOLD

Paul B. Ingrey
Total:	68,653,741	414,035

Kewsong Lee
Total:	66,528,257	2,539,519

David R. Tunnell
Total:	68,746,919	320,857

Robert F. Works
Total:	66,737,527	2,330,249

Approval of the ACGL 2005 Long Term Incentive and Share Award Plan

	FOR	AGAINST	ABSTAIN

Total:	61,072,567	2,621,438	15,075

Election of Designated Directors of Non-U.S. Subsidiaries

	FOR	WITHHOLD

James J. Ansaldi
Total:	68,792,879	274,897

Graham B. Collis
Total:	67,454,949	1,612,827

Dwight R. Evans
Total:	68,792,879	274,897

Marc Grandisson
Total:	68,792,879	274,897

Ralph E. Jones, III
Total:	68,789,629	278,147

Thomas G. Kaiser
Total:	68,789,879	277,897

Martin J. Nilsen
Total:	68,792,879	274,897

Nicolas Papadopoulo
Total:	68,792,879	274,897

Michael Quinn
Total:	68,792,879	274,897

Robert Van Gieson
Total:	68,792,879	274,897

John D. Vollaro
Total:	67,454,749	1,613,027

Graham Ward
Total:	67,454,949	1,612,827

Ratification of Selection of PricewaterhouseCoopers LLP as Independent Registered Public Accounting Firm

	FOR	AGAINST	ABSTAIN

Total:	68,951,741	105,263	10,772

Item 5.   Other Information

In accordance with Section 10a(i)(2) of the Securities Exchange Act of 1934, as amended, we are responsible for disclosing non-audit services to be provided by our independent auditor, PricewaterhouseCoopers LLP, which are approved by the Audit Committee of our board of directors.

During the six months ended June 30, 2005, the Audit Committee approved engagements of PricewaterhouseCoopers LLP for the following permitted non-audit services: tax services, tax consulting and tax compliance.

Item 6.   Exhibits

(a)     Exhibits.

Exhibit No.	Description

10.1	Employment Agreement, dated as of May 29, 2005, between ACGL and W. Preston Hutchings (incorporated herein by reference from the current report on Form 8-K filed with the SEC on June 9, 2005).

15	Accountants’ Awareness Letter (regarding unaudited interim financial information) (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(b)     Reports on Form 8-K.

ACGL submitted reports on Form 8-K during the 2005 second quarter on April 28, 2005 to furnish the 2005 first quarter earnings release issued by ACGL, and on each of May 3, 2005 and June 9, 2005 to announce the entry into a material definitive agreement. ACGL also submitted a report on Form 8-K on July 28, 2005 to furnish the 2005 second quarter earnings release issued by ACGL. Since the reports submitted on April 28, 2005 and July 28, 2005 contain information that was furnished, they are not incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCH CAPITAL GROUP LTD.
(REGISTRANT)

/s/ Constantine Iordanou
Date: August 3, 2005	Constantine Iordanou
President and Chief Executive Officer
(Principal Executive Officer) and Director

/s/ John D. Vollaro
Date: August 3, 2005	John D. Vollaro
Executive Vice President, Chief Financial
Officer and Treasurer (Principal Financial and
Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Employment Agreement, dated as of May 29, 2005, between ACGL and W. Preston Hutchings (incorporated herein by reference from the current report on Form 8-K filed with the SEC on June 9, 2005).

15	Accountants’ Awareness Letter (regarding unaudited interim financial information) (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).