Form 10-Q
period 2005-09-30
ARCH CAPITAL GROUP LTD.
filed 2005-11-09
CIK 947484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Yes   ☒     No  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common shares as of the latest practicable date.

Class	Outstanding at October 31, 2005
Common Shares, $0.01 par value	35,524,092

ARCH CAPITAL GROUP LTD.

INDEX

PART I. Financial Information

Item 1 — Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets
September 30, 2005 and December 31, 2004

Consolidated Statements of Income
For the three and nine month periods ended September 30, 2005 and 2004

Consolidated Statements of Changes in Shareholders’ Equity
For the nine month periods ended September 30, 2005 and 2004

Consolidated Statements of Comprehensive Income
For the nine month periods ended September 30, 2005 and 2004

Consolidated Statements of Cash Flows
For the nine month periods ended September 30, 2005 and 2004

Notes to Consolidated Financial Statements

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

Item 4 — Controls and Procedures

PART II. Other Information

Item 1 — Legal Proceedings

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

Item 5 — Other Information

Item 6 — Exhibits

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Arch Capital Group Ltd.:

We have reviewed the accompanying consolidated balance sheet of Arch Capital Group Ltd. and its subsidiaries as of September 30, 2005, and the related consolidated statements of income for each of the three month and nine month periods ended September 30, 2005 and 2004, and the consolidated statements of changes in shareholders’ equity, comprehensive income and cash flows for the nine month periods ended September 30, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2004, and the related consolidated statements of income, changes in shareholders’ equity, comprehensive income and cash flows for the year then ended, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004; and in our report dated March 14, 2005, we expressed unqualified opinions thereon. The consolidated financial statements and management’s assessment of the effectiveness of internal control over financial reporting referred to above are not presented herein. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2004, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
New York, New York
November 7, 2005

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share data)

	(Unaudited)
	September 30, 2005	December 31, 2004
Assets
Investments:
Fixed maturities available for sale, at fair value (amortized cost: 2005, $5,201,166; 2004, $5,506,193)	$5,153,953	$5,545,121
Short-term investments available for sale, at fair value (amortized cost: 2005, $485,571; 2004, $155,498)	485,157	155,771
Short-term investment of funds received under securities lending agreements, at fair value	954,684	—
Privately held securities, at fair value (cost: 2005, $5,371; 2004, $17,022)	12,945	21,571
Total investments	6,606,739	5,722,463

Cash	161,759	113,052
Accrued investment income	56,017	57,163
Fixed maturities pledged under securities lending agreements	918,882	—
Premiums receivable	678,335	520,781
Funds held by reinsureds	198,908	209,946
Unpaid losses and loss adjustment expenses recoverable	1,239,815	695,582
Paid losses and loss adjustment expenses recoverable	30,051	26,874
Prepaid reinsurance premiums	334,229	321,422
Deferred income tax assets, net	57,320	58,745
Deferred acquisition costs, net	313,942	278,184
Receivable for securities sold	68,247	5,285
Other assets	262,509	209,257
Total Assets	$10,926,753	$8,218,754

Liabilities
Reserve for losses and loss adjustment expenses	$5,098,327	$3,570,734
Unearned premiums	1,678,198	1,541,217
Reinsurance balances payable	196,728	169,502
Senior notes	300,000	300,000
Deposit accounting liabilities	49,782	44,023
Securities lending collateral	954,684	—
Payable for securities purchased	10,096	53,642
Other liabilities	287,407	297,730
Total Liabilities	8,575,222	5,976,848

Commitments and Contingencies
Shareholders’ Equity
Preference shares ($0.01 par value, 50,000,000 shares authorized, issued: 2005, 37,327,502; 2004, 37,348,150)	373	373
Common shares ($0.01 par value, 200,000,000 shares authorized, issued: 2005, 35,504,734; 2004, 34,902,923)	355	349
Additional paid-in capital	1,575,843	1,560,291
Deferred compensation under share award plan	(5,625)	(9,879)
Retained earnings	800,455	644,862
Accumulated other comprehensive income (loss), net of deferred income tax	(19,870)	45,910
Total Shareholders’ Equity	2,351,531	2,241,906
Total Liabilities and Shareholders’ Equity	$10,926,753	$8,218,754

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(U.S. dollars in thousands, except share data)

	(Unaudited)		(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues
Net premiums written	$787,304	$743,229	$2,310,833	$2,304,463
Increase in unearned premiums	(39,529)	(7,821)	(126,098)	(137,830)
Net premiums earned	747,775	735,408	2,184,735	2,166,633
Net investment income	59,270	40,752	162,846	98,136
Net realized gains (losses)	(10,291)	13,503	(7,725)	20,083
Fee income	2,239	5,853	9,376	14,151
Other income (loss)	—	95	—	(3,248)
Total revenues	798,993	795,611	2,349,232	2,295,755

Expenses
Losses and loss adjustment expenses	672,224	561,602	1,541,678	1,428,111
Acquisition expenses	142,803	137,480	417,474	427,225
Other operating expenses	71,960	70,331	219,593	195,579
Interest expense	5,632	6,334	16,897	12,350
Net foreign exchange (gains) losses	(7,334)	1,787	(20,769)	1,603
Non-cash compensation	641	2,330	2,168	7,724
Total expenses	885,926	779,864	2,177,041	2,072,592

Income (Loss) Before Income Taxes	(86,933)	15,747	172,191	223,163

Income tax expense (benefit)	(642)	(2,282)	16,598	13,397

Net Income (Loss)	$(86,291)	$18,029	$155,593	$209,766

Net Income (Loss) Per Share Data
Basic	$(2.48)	$0.55	$4.50	$6.82
Diluted	$(2.48)	$0.25	$2.09	$2.91

Weighted Average Shares Outstanding
Basic	34,750,770	32,985,085	34,561,131	30,770,428
Diluted	34,750,770	73,547,450	74,458,013	72,090,798

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(U.S. dollars in thousands)

	(Unaudited)
	Nine Months Ended September 30,
	2005	2004
Preference Shares
Balance at beginning of year	$373	$388
Converted to common shares	(0)	(15)
Balance at end of period	373	373

Common Shares
Balance at beginning of year	349	282
Common shares issued	6	50
Converted from preference shares	0	15
Balance at end of period	355	347

Additional Paid-in Capital
Balance at beginning of year	1,560,291	1,361,267
Common shares issued	2,893	189,542
Exercise of stock options	13,415	5,430
Common shares retired	(1,398)	(3,019)
Other	642	2,064
Balance at end of period	1,575,843	1,555,284

Deferred Compensation Under Share Award Plan
Balance at beginning of year	(9,879)	(15,004)
Restricted common shares issued	(1,488)	(7,395)
Deferred compensation expense recognized	5,742	10,137
Balance at end of period	(5,625)	(12,262)

Retained Earnings
Balance at beginning of year	644,862	327,963
Net income	155,593	209,766
Balance at end of period	800,455	537,729

Accumulated Other Comprehensive Income (Loss)
Balance at beginning of year	45,910	35,833
Change in unrealized appreciation (decline) in value of investments, net of deferred income tax	(64,571)	12,735
Foreign currency translation adjustments, net of deferred income tax	(1,209)	(1,585)
Balance at end of period	(19,870)	46,983

Total Shareholders’ Equity	$2,351,531	$2,128,454

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(U.S. dollars in thousands)

	(Unaudited)
	Nine Months Ended September 30,
	2005	2004
Comprehensive Income
Net income	$155,593	$209,766
Other comprehensive income (loss), net of deferred income tax
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	(74,758)	28,948
Reclassification of net realized (gains) losses, net of income taxes, included in net income	10,187	(16,213)
Foreign currency translation adjustments	(1,209)	(1,585)
Other comprehensive income (loss)	(65,780)	11,150
Comprehensive Income	$89,813	$220,916

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	(Unaudited)
	Nine Months Ended September 30,
	2005	2004
Operating Activities
Net income	$155,593	$209,766
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized (gains) losses	9,601	(19,570)
Other (income) loss	—	3,248
Non-cash compensation	6,486	11,719
Changes in:
Reserve for losses and loss adjustment expenses, net of unpaid losses and loss adjustment expenses recoverable	983,360	1,063,950
Unearned premiums, net of prepaid reinsurance premiums	124,174	137,828
Premiums receivable	(157,554)	(124,188)
Deferred acquisition costs, net	(35,758)	(28,758)
Funds held by reinsureds	11,038	8,126
Reinsurance balances payable	27,226	8,471
Accrued investment income	1,146	(19,390)
Paid losses and loss adjustment expenses recoverable	(3,177)	(1,682)
Deferred income tax assets, net	6,649	(8,285)
Deposit accounting liabilities	5,759	29,515
Other liabilities	(9,026)	68,202
Other items, net	(20,023)	13,537
Net Cash Provided By Operating Activities	1,105,494	1,352,489

Investing Activities
Purchases of fixed maturity investments	(6,212,818)	(5,260,351)
Proceeds from sales of fixed maturity investments	5,178,452	3,412,623
Proceeds from redemptions and maturities of fixed maturity investments	282,552	154,094
Sales of equity securities	12,701	13,332
Net (purchases) sales of short-term investments	(317,043)	99,062
Investment of securities lending collateral	(954,684)	—
Purchases of furniture, equipment and other	(10,548)	(13,809)
Net Cash Used For Investing Activities	(2,021,388)	(1,595,049)

Financing Activities
Proceeds from common shares issued	11,415	183,775
Proceeds from issuance of senior notes	—	296,442
Repayment of revolving credit agreement borrowings	—	(200,000)
Securities lending collateral received	954,684	—
Repurchase of common shares	(1,334)	(1,525)
Net Cash Provided By Financing Activities	964,765	278,692
Effects of exchange rate changes on foreign currency cash	(164)	(268)
Increase in cash	48,707	35,864
Cash beginning of year	113,052	56,899
Cash end of period	$161,759	$92,763

Income taxes paid, net	$37,099	$25,304
Interest paid	$11,141	$1,967

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

To facilitate period-to-period comparisons, certain amounts in the 2004 consolidated financial statements have been reclassified to conform to the 2005 presentation. Such reclassifications had no effect on the Company’s consolidated net income (loss).

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

If compensation expense for stock-based employee compensation plans had been determined using the fair value recognition provisions of SFAS No. 123, the Company’s net income (loss) and earnings (loss) per share would have instead been reported as the pro forma amounts indicated below:

	(Unaudited)		(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
(U.S. dollars in thousands, except share data)	2005	2004	2005	2004

Net income (loss), as reported	$(86,291)	$18,029	$155,593	$209,766
Total stock-based employee compensation expense under fair value method, net of income taxes	(1,342)	(2,349)	(3,538)	(3,286)
Pro forma net income (loss)	$(87,633)	$15,680	$152,055	$206,480

Earnings (loss) per share – basic:
As reported	$(2.48)	$0.55	$4.50	$6.82
Pro forma	$(2.52)	$0.48	$4.40	$6.71
Earnings (loss) per share – diluted:
As reported	$(2.48)	$0.25	$2.09	$2.91
Pro forma	$(2.52)	$0.21	$2.04	$2.86

3.      Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No.123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) replaces SFAS No. 123 and supersedes APB No. 25 and requires that the estimated expense resulting from all share-based payment transactions be recognized in the financial statements. SFAS No. 123(R) eliminates the alternative to disclose, on a pro forma basis, the effects of the fair value based method. Pursuant to a Securities and Exchange Commission ruling released on April 14, 2005, which deferred the effective date of SFAS No. 123(R) for calendar year companies from July 1, 2005 to January 1, 2006, the Company will adopt the fair value recognition provisions of accounting for employee stock option awards as defined in SFAS No. 123(R) on January 1, 2006 under the modified prospective approach. Under the fair value method of accounting, compensation expense is estimated based on the fair value of the award at the grant date and recognized over the requisite service period. Under the modified prospective approach, the fair value based method described in SFAS No. 123(R) is applied to new awards granted after January 1, 2006. Additionally, the unrecognized expense related to the unvested portions of option awards that were outstanding as of the effective date will be recognized as compensation expense as the requisite service is rendered. The Company is currently evaluating the impact of adopting SFAS No. 123(R) on the results of its operations. However, the impact of adopting SFAS No. 123(R) will have no effect on the Company’s cash flows or total shareholders’ equity.

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

Management measures segment performance based on underwriting income or loss. The Company does not manage its assets by segment and, accordingly, investment income is not allocated to each underwriting segment. In addition, other revenue and expense items are not evaluated by segment. The accounting policies of the segments are the same as those used for the preparation of the Company’s consolidated financial statements. Intersegment insurance business is allocated to the segment accountable for the underwriting results.

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

The corporate and other segment (non-underwriting) includes net investment income, other fee income, net of related expenses, other income (loss), other expenses incurred by the Company, interest expense, net realized gains or losses, net foreign exchange gains or losses, non-cash compensation and income taxes. The corporate and other segment also includes the results of the Company’s merchant banking operations prior to the sale of such operations in October 2004.

The following tables set forth an analysis of the Company’s underwriting income (loss) by segment, together with a reconciliation of underwriting income (loss) to net income (loss):

	(Unaudited)
	Three Months Ended September 30, 2005
(U.S. dollars in thousands)	Reinsurance	Insurance	Total

Gross premiums written (1)	$445,628	$617,499	$1,048,042
Net premiums written (1)	409,768	377,536	787,304

Net premiums earned (1)	$407,813	$339,962	$747,775
Policy-related fee income	—	833	833
Other underwriting-related fee income	74	1,332	1,406
Losses and loss adjustment expenses	(371,453)	(300,771)	(672,224)
Acquisition expenses, net	(107,827)	(34,976)	(142,803)
Other operating expenses	(12,397)	(53,444)	(65,841)
Underwriting loss	$(83,790)	$(47,064)	(130,854)

Net investment income			59,270
Net realized losses			(10,291)
Other expenses			(6,119)
Interest expense			(5,632)
Net foreign exchange gains			7,334
Non-cash compensation			(641)
Income (loss) before income taxes			(86,933)
Income tax benefit			642

Net income (loss)			$(86,291)

Underwriting Ratios
Loss ratio	91.1%	88.5%	89.9%
Acquisition expense ratio (2)	26.4%	10.0%	19.0%
Other operating expense ratio	3.0%	15.7%	8.8%
Combined ratio	120.5%	114.2%	117.7%

(1)          Certain amounts included in the gross premiums written of each segment are related to intersegment transactions. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total. The reinsurance segment and insurance segment results include $14.3 million and $0.8 million, respectively, of gross and net premiums written and $12.4 million and $1.1 million, respectively, of net premiums earned assumed through intersegment transactions.

(2)          The acquisition expense ratio is adjusted to include policy-related fee income.

	(Unaudited)
	Three Months Ended September 30, 2004
(U.S. dollars in thousands)	Reinsurance	Insurance	Total

Gross premiums written (1)	$412,355	$552,608	$927,658
Net premiums written (1)	394,495	348,734	743,229

Net premiums earned (1)	$403,113	$332,295	$735,408
Policy-related fee income	—	4,915	4,915
Other underwriting-related fee income	184	635	819
Losses and loss adjustment expenses	(329,451)	(232,151)	(561,602)
Acquisition expenses, net	(101,622)	(35,858)	(137,480)
Other operating expenses	(11,562)	(54,264)	(65,826)
Underwriting income (loss)	$(39,338)	$15,572	(23,766)

Net investment income			40,752
Net realized gains			13,503
Other fee income, net of related expenses			119
Other income (loss)			95
Other expenses			(4,505)
Interest expense			(6,334)
Net foreign exchange losses			(1,787)
Non-cash compensation			(2,330)
Income before income taxes			15,747
Income tax benefit			2,282

Net income			$18,029

Underwriting Ratios
Loss ratio	81.7%	69.9%	76.4%
Acquisition expense ratio (2)	25.2%	9.3%	18.0%
Other operating expense ratio	2.9%	16.3%	9.0%
Combined ratio	109.8%	95.5%	103.4%

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

(2)          The acquisition expense ratio is adjusted to include policy-related fee income.

	(Unaudited)
	Nine Months Ended September 30, 2005
(U.S. dollars in thousands)	Reinsurance	Insurance	Total

Gross premiums written (1)	$1,311,226	$1,701,663	$2,969,487
Net premiums written (1)	1,237,517	1,073,316	2,310,833

Net premiums earned (1)	$1,169,651	$1,015,084	$2,184,735
Policy-related fee income	—	2,482	2,482
Other underwriting-related fee income	4,719	2,175	6,894
Losses and loss adjustment expenses	(804,074)	(737,604)	(1,541,678)
Acquisition expenses, net	(320,722)	(96,752)	(417,474)
Other operating expenses	(35,172)	(167,631)	(202,803)
Underwriting income	$14,402	$17,754	32,156

Net investment income			162,846
Net realized losses			(7,725)
Other expenses			(16,790)
Interest expense			(16,897)
Net foreign exchange gains			20,769
Non-cash compensation			(2,168)
Income before income taxes			172,191
Income tax expense			(16,598)

Net income			$155,593

Underwriting Ratios
Loss ratio	68.7%	72.7%	70.6%
Acquisition expense ratio (2)	27.4%	9.3%	19.0%
Other operating expense ratio	3.0%	16.5%	9.3%
Combined ratio	99.1%	98.5%	98.9%

(1)          Certain amounts included in the gross premiums written of each segment are related to intersegment transactions. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total. The reinsurance segment and insurance segment results include $41.1 million and $2.3 million, respectively, of gross and net premiums written and $43.5 million and $3.5 million, respectively, of net premiums earned assumed through intersegment transactions.

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

The following tables provide summary information regarding net premiums written and earned by major line of business and type of business, together with net premiums written by client location for the reinsurance segment:

	(Unaudited)
	Three Months Ended September 30,
	2005		2004
REINSURANCE SEGMENT	Amount	% of Total	Amount	% of Total
(U.S. dollars in thousands)

Net premiums written (1)
Casualty (2)	$194,871	47.5%	$222,448	56.4%
Property excluding property catastrophe	92,853	22.7%	57,943	14.7%
Other specialty	56,441	13.8%	51,792	13.1%
Marine and aviation	24,264	5.9%	23,263	5.9%
Property catastrophe	22,008	5.4%	23,052	5.8%
Other	19,331	4.7%	15,997	4.1%
Total	$409,768	100.0%	$394,495	100.0%

Net premiums earned (1)
Casualty (2)	$193,891	47.6%	$212,371	52.7%
Property excluding property catastrophe	72,865	17.9%	68,654	17.0%
Other specialty	71,529	17.5%	64,047	15.9%
Marine and aviation	31,089	7.6%	26,195	6.5%
Property catastrophe	20,387	5.0%	23,357	5.8%
Other	18,052	4.4%	8,489	2.1%
Total	$407,813	100.0%	$403,113	100.0%

Net premiums written (1)
Pro rata	$323,133	78.9%	$288,349	73.1%
Excess of loss	86,635	21.1%	106,146	26.9%
Total	$409,768	100.0%	$394,495	100.0%

Net premiums earned (1)
Pro rata	$304,425	74.6%	$298,309	74.0%
Excess of loss	103,388	25.4%	104,804	26.0%
Total	$407,813	100.0%	$403,113	100.0%

Net premiums written by client location (1)
United States	$245,755	60.0%	$245,538	62.2%
Europe	95,241	23.2%	75,898	19.2%
Bermuda	38,507	9.4%	35,706	9.1%
Canada	17,549	4.3%	22,423	5.7%
Asia and Pacific	5,134	1.2%	5,746	1.5%
Other	7,582	1.9%	9,184	2.3%
Total	$409,768	100.0%	$394,495	100.0%

(1)          Reinsurance segment results include premiums written and earned assumed through intersegment transactions of $14.3 million and $12.4 million, respectively, for the 2005 third quarter and $36.3 million and $37.5 million, respectively, for the 2004 third quarter. Reinsurance segment results exclude premiums written and earned ceded through intersegment transactions of $0.8 million and $1.1 million, respectively, for the 2005 third quarter and $1.0 million and $1.9 million, respectively, for the 2004 third quarter.

(2)          Includes professional liability business.

	(Unaudited)
	Nine Months Ended September 30,
	2005		2004
REINSURANCE SEGMENT	Amount	% of Total	Amount	% of Total
(U.S. dollars in thousands)

Net premiums written (1)
Casualty (2)	$566,386	45.8%	$674,624	51.5%
Property excluding property catastrophe	262,389	21.2%	232,519	17.8%
Other specialty	222,458	18.0%	200,323	15.3%
Property catastrophe	75,932	6.1%	94,276	7.2%
Marine and aviation	72,382	5.8%	65,973	5.0%
Other	37,970	3.1%	41,939	3.2%
Total	$1,237,517	100.0%	$1,309,654	100.0%

Net premiums earned (1)
Casualty (2)	$583,551	49.9%	$554,724	47.6%
Property excluding property catastrophe	217,848	18.6%	210,329	18.1%
Other specialty	190,828	16.3%	223,962	19.2%
Property catastrophe	66,916	5.7%	73,968	6.3%
Marine and aviation	73,699	6.3%	68,658	5.9%
Other	36,809	3.2%	33,396	2.9%
Total	$1,169,651	100.0%	$1,165,037	100.0%

Net premiums written (1)
Pro rata	$948,622	76.7%	$899,767	68.7%
Excess of loss	288,895	23.3%	409,887	31.3%
Total	$1,237,517	100.0%	$1,309,654	100.0%

Net premiums earned (1)
Pro rata	$876,563	74.9%	$862,531	74.0%
Excess of loss	293,088	25.1%	302,506	26.0%
Total	$1,169,651	100.0%	$1,165,037	100.0%

Net premiums written by client location (1)
United States	$690,284	55.8%	$748,341	57.1%
Europe	360,706	29.1%	325,558	24.9%
Bermuda	82,885	6.7%	109,661	8.4%
Canada	59,607	4.8%	74,965	5.7%
Asia and Pacific	20,533	1.7%	26,134	2.0%
Other	23,502	1.9%	24,995	1.9%
Total	$1,237,517	100.0%	$1,309,654	100.0%

(1)          Reinsurance segment results include premiums written and earned assumed through intersegment transactions of $41.1 million and $43.5 million, respectively, for the nine months ended September 30, 2005 and $100.8 million and $106.2 million, respectively, for the nine months ended September 30, 2004. Reinsurance segment results exclude premiums written and earned ceded through intersegment transactions of $2.3 million and $3.5 million, respectively, for the nine months ended September 30, 2005 and $6.2 million and $5.4 million, respectively, for the nine months ended September 30, 2004.

(2)          Includes professional liability business.

The following tables provide summary information regarding net premiums written and earned by major line of business together with net premiums written by client location for the insurance segment:

	(Unaudited)
	Three Months Ended September 30,
	2005		2004
INSURANCE SEGMENT	Amount	% of Total	Amount	% of Total
(U.S. dollars in thousands)

Net premiums written (1)
Casualty	$70,924	18.8%	$67,250	19.3%
Professional liability	66,257	17.5%	52,252	15.0%
Programs	56,335	14.9%	62,327	17.9%
Executive assurance	51,654	13.7%	31,342	9.0%
Construction and surety	50,401	13.3%	45,799	13.1%
Property, marine and aviation	46,407	12.3%	48,886	14.0%
Healthcare	19,507	5.2%	18,036	5.2%
Other	16,051	4.3%	22,842	6.5%
Total	$377,536	100.0%	$348,734	100.0%

Net premiums earned (1)
Casualty	$76,200	22.4%	$57,687	17.4%
Professional liability	54,993	16.2%	51,894	15.6%
Programs	54,392	16.0%	72,239	21.7%
Executive assurance	40,693	12.0%	29,873	9.0%
Construction and surety	46,812	13.8%	45,264	13.6%
Property, marine and aviation	32,484	9.5%	39,446	11.9%
Healthcare	18,099	5.3%	14,676	4.4%
Other	16,289	4.8%	21,216	6.4%
Total	$339,962	100.0%	$332,295	100.0%

Net premiums written by client location (1)
United States	$324,525	86.0%	$327,697	94.0%
Europe	22,680	6.0%	6,627	1.9%
Other	30,331	8.0%	14,410	4.1%
Total	$377,536	100.0%	$348,734	100.0%

(1)          Insurance segment results include premiums written and earned assumed through intersegment transactions of $0.8 million and $1.1 million, respectively, for the 2005 third quarter and $1.0 million and $1.9 million, respectively, for the 2004 third quarter. Insurance segment results exclude premiums written and earned ceded through intersegment transactions of $14.3 million and $12.4 million, respectively, for the 2005 third quarter and $36.3 million and $37.5 million, respectively, for the 2004 third quarter.

	(Unaudited)
	Nine Months Ended September 30,
	2005		2004
INSURANCE SEGMENT	Amount	% of Total	Amount	% of Total
(U.S. dollars in thousands)

Net premiums written (1)
Casualty	$207,225	19.3%	$183,509	18.4%
Professional liability	174,492	16.3%	145,134	14.6%
Programs	168,126	15.7%	244,304	24.6%
Property, marine and aviation	156,589	14.6%	114,409	11.5%
Construction and surety	142,995	13.3%	111,787	11.2%
Executive assurance	125,815	11.7%	89,357	9.0%
Healthcare	48,569	4.5%	41,830	4.2%
Other	49,505	4.6%	64,479	6.5%
Total	$1,073,316	100.0%	$994,809	100.0%

Net premiums earned (1)
Casualty	$219,153	21.6%	$170,028	17.0%
Professional liability	156,665	15.4%	137,140	13.7%
Programs	162,857	16.0%	262,806	26.2%
Property, marine and aviation	131,567	13.0%	107,800	10.8%
Construction and surety	136,501	13.4%	136,436	13.6%
Executive assurance	105,064	10.4%	92,284	9.2%
Healthcare	51,438	5.1%	38,342	3.8%
Other	51,839	5.1%	56,760	5.7%
Total	$1,015,084	100.0%	$1,001,596	100.0%

Net premiums written by client location (1)
United States	$934,181	87.0%	$959,983	96.5%
Europe	78,981	7.4%	12,886	1.3%
Other	60,154	5.6%	21,940	2.2%
Total	$1,073,316	100.0%	$994,809	100.0%

(1)          Insurance segment results include premiums written and earned assumed through intersegment transactions of $2.3 million and $3.5 million, respectively, for the nine months ended September 30, 2005 and $6.2 million and $5.4 million, respectively, for the nine months ended September 30, 2004. Insurance segment results exclude premiums written and earned ceded through intersegment transactions of $41.1 million and $43.5 million, respectively, for the nine months ended September 30, 2005 and $100.8 million and $106.2 million, respectively, for the nine months ended September 30, 2004.

5.      Reinsurance

In the normal course of business, the Company’s insurance subsidiaries cede a substantial portion of their premium through pro rata, excess of loss and facultative reinsurance agreements. The Company’s reinsurance subsidiaries purchase a limited amount of retrocessional coverage as part of their aggregate risk management program. In addition, the Company’s reinsurance subsidiaries participate in “common account” retrocessional arrangements for certain pro rata treaties. Such arrangements reduce the effect of individual or aggregate losses to all companies participating on such treaties, including the reinsurers, such as the Company’s reinsurance subsidiaries, and the ceding company. Reinsurance recoverables are recorded as assets, predicated on the reinsurers’ ability to meet their obligations under the reinsurance agreements. If the reinsurers or retrocessionaires are unable to satisfy their obligations under the agreements, the Company would be liable for such defaulted amounts.

The following table sets forth the effects of reinsurance with unaffiliated reinsurers on the Company’s reinsurance and insurance subsidiaries:

	(Unaudited)		(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
(U.S. dollars in thousands)	2005	2004	2005	2004

Premiums Written:
Direct	$602,087	$526,228	$1,659,769	$1,433,396
Assumed	445,955	401,430	1,309,718	1,320,373
Ceded	(260,738)	(184,429)	(658,654)	(449,306)
Net	$787,304	$743,229	$2,310,833	$2,304,463

Premiums Earned:
Direct	$564,013	$475,052	$1,589,604	$1,381,296
Assumed	446,807	416,774	1,239,307	1,210,367
Ceded	(263,045)	(156,418)	(644,176)	(425,030)
Net	$747,775	$735,408	$2,184,735	$2,166,633

Losses and Loss Adjustment Expenses:
Direct	$684,029	$336,088	$1,310,827	$919,788
Assumed	486,417	370,351	935,891	810,691
Ceded	(498,222)	(144,837)	(705,040)	(302,368)
Net	$672,224	$561,602	$1,541,678	$1,428,111

6.      Deposit Accounting

Certain assumed reinsurance contracts are deemed, under current financial accounting standards, not to transfer insurance risk, and are accounted for using the deposit method of accounting. However, it is possible that the Company could incur financial losses on such contracts. For those contracts that contain an element of underwriting risk, the estimated profit margin is deferred and amortized over the contract period and such amount is included in the Company’s underwriting results. When the estimated profit margin is explicit, the margin is reflected as fee income and any adverse financial results on such contracts are reflected as incurred losses. The Company recorded fee income on such contracts of $0.1 million and $0.2 million, respectively, for the 2005 third quarter and nine months ended September 30, 2005 compared to $0.2 million and $0.6 million, respectively, for the 2004 third quarter and nine months ended September 30, 2004. When the estimated profit margin is implicit, the margin is reflected as an offset to paid losses and any adverse financial results on such contracts are reflected as incurred losses. The Company recorded an offset to paid losses on such contracts of $1.0 million and $4.8 million, respectively, for the 2005 third quarter and nine months ended September 30, 2005. The Company incurred losses on such contracts of $12.7 million and $10.2 million, respectively, for the 2004 third quarter and nine months ended September 30, 2004. On a notional basis, the amount of premiums from those contracts that contain an element of underwriting risk was $7.4 million and $17.0 million, respectively, for the 2005 third quarter and nine months ended September 30, 2005, compared to $20.1 million and $65.6 million, respectively, for the 2004 third quarter and nine months ended September 30, 2004.

In making any determination to account for a contract using the deposit method of accounting, the Company is required to make many estimates and judgments under the current financial accounting standards. Such standards are currently under review by the FASB.

7.      Investment Information

The following tables summarize the Company’s fixed maturities, fixed maturities pledged under securities lending agreements and equity securities:

	(Unaudited)
	September 30, 2005
(U.S. dollars in thousands)	Estimated Fair Value and Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost

Fixed maturities and fixed maturities pledged under securities lending agreements:
U.S. government and government agencies	$2,379,552	$23,114	$(22,217)	$2,378,655
Corporate bonds	1,310,230	1,491	(16,439)	1,325,178
Asset backed securities	800,829	111	(9,485)	810,203
Municipal bonds	628,126	4,934	(5,890)	629,082
Non-U.S. government securities	403,685	4,964	(8,159)	406,880
Commercial mortgage backed securities	311,321	466	(3,984)	314,839
Mortgage backed securities	239,092	168	(1,708)	240,632
	6,072,835	35,248	(67,882)	6,105,469
Equity securities:
Privately held	12,945	7,574	—	5,371
Total	$6,085,780	$42,822	$(67,882)	$6,110,840

	December 31, 2004
(U.S. dollars in thousands)	Estimated Fair Value and Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost

Fixed maturities:
U.S. government and government agencies	$2,266,411	21,317	(11,176)	$2,256,270
Corporate bonds	1,419,911	12,436	(7,810)	1,415,285
Asset backed securities	766,651	276	(6,367)	772,742
Municipal bonds	536,742	6,733	(1,117)	531,126
Non-U.S. government securities	316,311	23,719	(455)	293,047
Mortgage backed securities	158,086	1,480	(937)	157,543
Commercial mortgage backed securities	81,009	1,096	(267)	80,180
	5,545,121	67,057	(28,129)	5,506,193
Equity securities:
Privately held	21,571	4,549	—	17,022
Total	$5,566,692	$71,606	$(28,129)	$5,523,215

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

	(Unaudited)
(U.S. dollars in thousands)	September 30, 2005	December 31, 2004

Deposits with U.S. regulatory authorities	$177,711	$105,319
Deposits with non-U.S. regulatory authorities	16,986	18,074
Assets used for collateral or guarantees	500,969	461,978
Trust funds	63,249	58,934
Total restricted assets	$758,915	$644,305

In addition, the Company’s Bermuda-based reinsurance and insurance subsidiary maintains assets in trust accounts to support insurance and reinsurance transactions with affiliated U.S. companies. At September 30, 2005 and December 31, 2004, such amounts approximated $2.55 billion and $2.25 billion, respectively.

Securities Lending Program

During the 2005 third quarter, the Company began a securities lending program under which certain of its fixed income portfolio securities are loaned to third parties, primarily major brokerage firms, for short periods of time through a lending agent. Such securities have been reclassified as ‘Fixed maturities pledged under securities lending agreements.’ The Company maintains control over the securities it lends, retains the earnings, cash flows and interest rate risk associated with the loaned securities and receives a fee from the borrower for the temporary use of the securities. Collateral received, primarily in the form of cash, is required at a rate of 102% of the market value of the loaned securities (or 105% of the market value of the loaned securities when the collateral and loaned securities are denominated in non-U.S. currencies) including accrued investment income and is monitored and maintained by the lending agent. Such collateral is reinvested and is reflected as ‘Short-term investment of funds received under securities lending agreements, at fair value.’ At September 30, 2005, the fair value and amortized cost of fixed maturities pledged under securities lending agreements were $918.9 million and $904.3 million, respectively. Collateral received at September 30, 2005 totaled $954.7 million at fair value and amortized cost.

8.      Earnings (Loss) Per Share

Due to the net loss for the 2005 third quarter, diluted average shares outstanding for the 2005 third quarter do not include 40.0 million shares of otherwise dilutive securities since the inclusion of such securities would be anti-dilutive. Since the Company reported net income for the nine months ended September 30, 2005, the computation of diluted average shares outstanding includes dilutive securities for such year-to-date period. The following table sets forth the computation of basic and diluted earnings (loss) per share:

	(Unaudited)		(Unaudited)
(U.S. dollars in thousands,	Three Months Ended September 30,		Nine Months Ended September 30,
except share data)	2005	2004	2005	2004

Basic Earnings (Loss) Per Share:
Net income (loss)	$(86,291)	$18,029	$155,593	$209,766
Divided by:
Weighted average shares outstanding for the period	34,750,770	32,985,085	34,561,131	30,770,428
Basic earnings (loss) per share	$(2.48)	$0.55	$4.50	$6.82

Diluted Earnings (Loss) Per Share:
Net income (loss)	$(86,291)	$18,029	$155,593	$209,766
Divided by:
Weighted average shares outstanding for the period	34,750,770	32,985,085	34,561,131	30,770,428
Effect of dilutive securities:
Preference shares	—	37,488,658	37,328,788	38,154,477
Warrants	—	71,885	54,011	75,371
Nonvested restricted shares	—	1,143,409	437,161	1,100,836
Stock options	—	1,858,413	2,076,922	1,989,686
Total diluted shares	34,750,770	73,547,450	74,458,013	72,090,798
Diluted earnings (loss) per share	$(2.48)	$0.25	$2.09	$2.91

Certain stock options were not included in the computation of diluted earnings per share where the exercise price of the stock options exceeded the average market price and would have been anti-dilutive. The number of excluded stock options were nil and 75,397, respectively, for the 2005 third quarter and 2004 third quarter and 31,071 and 23,266, respectively, for the nine months ended September 30, 2005 and 2004.

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

The Company’s income tax provision resulted in an effective tax rate on income before income taxes of 9.6% for the nine months ended September 30, 2005, compared to 6.0% for the nine months ended September 30, 2004. The Company’s effective tax rates may fluctuate from period to period based on the relative mix of income reported by jurisdiction primarily due to the varying tax rates in each jurisdiction. The Company’s quarterly tax provision is adjusted to reflect changes in its expected annual effective tax rates, if any. The Company’s valuation allowance related to its deferred income tax assets is $1.4 million at September 30, 2005.

10.    Transactions with Related Parties

Pursuant to an agreement, dated September 6, 2005 (the “Agreement”), ACGL and Robert Clements, former Chairman of the Board of Directors of ACGL, terminated all consulting and related payment obligations under a consulting agreement, dated as of March 17, 2005, between ACGL and Mr. Clements which had a term extending through December 31, 2009. Pursuant to the Agreement, ACGL made payments to, and on behalf of, Mr. Clements in the aggregate amount of $1.4 million and wrote off fixed assets of $0.5 million related to the Agreement in the 2005 third quarter.

In connection with the Company’s information technology initiative in 2002, the Company entered into arrangements with two software companies, which provide document management systems and information and research tools to insurance underwriters, in which Mr. Clements and John Pasquesi, Vice Chairman of ACGL’s board of directors, each hold minority ownership interests. One of the agreements was terminated in July 2005, and the other arrangement is variable based on usage. The Company made payments under such arrangements of approximately $0.3 million for the nine months ended September 30, 2005, compared to $0.3 million for the nine months ended September 30, 2004.

11.    Contingencies Relating to the Sale of Prior Reinsurance Operations

On May 5, 2000, the Company sold the prior reinsurance operations of Arch Reinsurance Company (“Arch Re U.S.”) pursuant to an agreement entered into as of January 10, 2000 with Folksamerica Reinsurance Company and Folksamerica Holding Company (collectively, “Folksamerica”). Folksamerica Reinsurance Company assumed Arch Re U.S.’s liabilities under the reinsurance agreements transferred in the asset sale and Arch Re U.S. transferred to Folksamerica Reinsurance Company assets estimated in an aggregate amount equal in book value to the book value of the liabilities assumed. The Folksamerica transaction was structured as a transfer and assumption agreement (and not reinsurance) and, accordingly, the loss reserves (and any related reinsurance recoverables) relating to the transferred business are not included as assets or liabilities on the Company’s balance sheet. Folksamerica assumed Arch Re U.S.’s rights and obligations under the reinsurance agreements transferred in the asset sale. The reinsureds under such agreements were notified that Folksamerica had assumed Arch Re U.S.’s obligations and that, unless the reinsureds object to the assumption, Arch Re U.S. would be released from its obligations to those reinsured. None of such reinsureds objected to the assumption. However, Arch Re U.S. will continue to be liable under those reinsurance agreements if the notice is found not to be an effective release by the reinsureds. Folksamerica has agreed to indemnify the Company for any losses arising out of the reinsurance agreements transferred to Folksamerica Reinsurance Company in the asset sale.  However, in the event that Folksamerica refuses or is unable to perform its obligations to the Company, Arch Re U.S. may incur losses relating to the reinsurance agreements transferred in the asset sale. Folksamerica’s A.M. Best Company rating was “A” (Excellent) at September 30, 2005.

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

Issuance of letters of credit and borrowings under the Credit Agreement are subject to the Company’s compliance with certain covenants and conditions, including absence of a material adverse effect. These covenants require, among other things, that the Company maintain a debt to shareholders’ equity ratio of not greater than 0.35 to 1 and shareholders’ equity in excess of $1.4 billion plus 40% of future aggregate net income beginning after September 30, 2004 (not including any future net losses) and 40% of future aggregate proceeds from the issuance of common or preferred equity, that the Company maintain minimum unencumbered cash and investment grade securities in the amount of $400 million and that the Company’s principal insurance and reinsurance subsidiaries maintain at least a “B++” rating from A.M. Best Company. In addition, certain of the Company’s subsidiaries that are parties to the Credit Agreement are required to maintain minimum shareholders’ equity levels. At September 30, 2005, the Company was in compliance with all covenants contained in the Credit Agreement. The Credit Agreement expires in September 2007.

Including the secured letter of credit portion of the Credit Agreement and another letter of credit facility (together, the “LOC Facilities”), the Company has access to secured letter of credit facilities for up to a total of $575 million. The principal purpose of the LOC Facilities is to issue, as required, evergreen standby letters of credit in favor of primary insurance or reinsurance counterparties with which it has entered into reinsurance arrangements to ensure that such counterparties are permitted to take credit for reinsurance obtained from the Company’s reinsurance subsidiaries in United States jurisdictions where such subsidiaries are not licensed or otherwise admitted as an insurer, as required under insurance regulations in the United States, and to comply with requirements of Lloyd’s of London in connection with qualifying quota share and other arrangements. The amount of letters of credit issued is driven by, among other things, the timing and payment of catastrophe losses, loss development of existing reserves, the payment pattern of such reserves, the further expansion of the Company’s business and the loss experience of such business. When issued, such letters of credit are secured by a portion of the Company’s investment portfolio. In addition, the LOC Facilities also require the maintenance of certain covenants, which the Company was in compliance with at September 30, 2005. At such date, the Company had $396.5 million in outstanding letters of credit under the LOC Facilities, which were secured by investments totaling $447.0 million. The other letter of credit facility expires in December 2005. It is anticipated that the LOC Facilities will be renewed (or replaced) on expiry, but such renewal (or replacement) will be subject to the availability of credit from banks which the Company utilizes or may utilize.

In addition to letters of credit, the Company has and may establish insurance trust accounts in the U.S. and Canada to secure its reinsurance amounts payable as required (see Note 7).

Guarantee and Other

In the 2005 first quarter, the Company agreed to provide a guarantee, through the issuance of a standby letter of credit in the amount of $6.0 million (the “Guarantee”) for the benefit of a commercial bank, to assist the principals of an agency to obtain a loan to purchase the agency from its prior owner. The agency loan is payable over a seven year term, and the Guarantee will be outstanding until such time as the loan is repaid in full. During 2005, the Company has received payments on the agency loan which reduced the Guarantee to $5.1 million at September 30, 2005. In return for the issuance of the Guarantee, the agency entered into an exclusive agency relationship with the Company with respect to certain property and casualty insurance. Pursuant to such exclusive arrangement, the Company will pay the agency commissions based on an agreed percentage of written premium and, under certain circumstances, other remuneration based upon performance. The Company recorded net premiums written of $21.4 million under such agreement through September 30, 2005. The agency and each of the principals have signed pledge and security agreements that, among other things, provide the Company with collateral, in the case of the agency, and their respective shares of stock in the agency, in the case of the principals, as long as the Guarantee is in place. Such agreements also require the agency to use all excess cash flow beyond a reasonable reserve to accelerate reduction of the principal loan amount. Based on an analysis in the 2005 first quarter of the expected results of the agency and the likelihood of a default on the loan, the Company determined that the fair value of the Guarantee was $0.3 million, and recorded such amount as an expense and related liability.

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

13.    Senior Notes

On May 4, 2004, ACGL completed a public offering of $300 million principal amount of 7.35% senior notes (“Senior Notes”) due May 1, 2034 and received net proceeds of $296.4 million. ACGL used $200 million of the net proceeds to repay all amounts outstanding under a revolving credit agreement (see Note 12). Interest payments on the Senior Notes are due on May 1 and November 1 of each year. ACGL may redeem the Senior Notes at any time and from time to time, in whole or in part, at a “make-whole” redemption price. The Senior Notes are ACGL’s senior unsecured obligations and rank equally with all of its existing and future senior unsecured indebtedness. The effective interest rate related to the Senior Notes, based on the net proceeds received, is approximately 7.46%. Interest expense on the Senior Notes was $16.6 million for the nine months ended September 30, 2005, compared to $9.2 million for the 2004 period.

14.    Legal Proceedings

The Company, in common with the insurance industry in general, is subject to litigation and arbitration in the normal course of its business. As of September 30, 2005, the Company was not a party to any material litigation or arbitration other than as a part of the ordinary course of business in relation to claims activity, none of which is expected by management to have a significant adverse effect on the Company’s results of operations and financial condition and liquidity.

In 2003, the former owners of American Independent Insurance Holding Company (“American Independent”) commenced an action against ACGL, American Independent and certain of American Independent’s directors and officers and others seeking unspecified damages relating to the reorganization agreement pursuant to which the Company acquired American Independent in 2001. The reorganization agreement provided that, as part of the consideration for the stock of American Independent, the former owners would have the right to receive a limited, contingent payment from the proceeds, if any, from certain pre-existing lawsuits that American Independent had brought as plaintiff prior to its acquisition by the Company. The former owners alleged, among other things, that the defendants entered into the agreement without intending to honor their commitments under the agreement and are liable for securities and common law fraud, breach of contract and intentional infliction of emotional distress. ACGL and the other defendants strongly denied the validity of these allegations, and filed a motion to dismiss all claims. That motion was granted on March 23, 2005, and the plaintiffs were allowed until April 15, 2005 to amend their complaint. Although they did attempt to amend the complaint, they did not timely and properly do so, and, on April 26, 2005, judgment was entered dismissing the action with prejudice. The plaintiffs thereafter moved to vacate the judgment and to allow retroactively the filing of their second amended complaint; that motion was granted. The plaintiffs were allowed until October 28, 2005 to file their new pleading and they did so on such date. ACGL and the other defendants intend again to move to dismiss the complaint. Although no assurances can be made as to the resolution of the motion or of the plaintiffs’ claims, management does not believe that any of the claims are meritorious.

15.  Variable Interest Entities

The Company concluded that, under FASB Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities,” it is required to consolidate the assets, liabilities and results of operations (if any) of a certain managing general agency in which one of the Company’s subsidiaries has an investment. Such agency ceased producing business in 1999 and is currently running-off its operations. Based on current information, there are no assets or liabilities of such agency required to be reflected on the face of the Company’s consolidated financial statements that are not, or have not been previously, otherwise reflected therein. Therefore, FIN 46R did not have a material impact on the Company’s consolidated financial statements as of or for the nine months ended September 30, 2005 and 2004.

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

General

Overview

Arch Capital Group Ltd. (“ACGL” and, together with its subsidiaries, “we,” or “us”) is a Bermuda public limited liability company with over $2.6 billion in capital and, through operations in Bermuda, the United States, Europe and Canada, writes insurance and reinsurance on a worldwide basis. While we are positioned to provide a full range of property and casualty insurance and reinsurance lines, we focus on writing specialty lines of insurance and reinsurance. It is our belief that our underwriting platform, our experienced management team and our strong capital base that is unencumbered by significant pre-2002 risks have enabled us to establish a strong presence in an attractive insurance and reinsurance marketplace.

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

In general, market conditions improved during 2002 and 2003 in the insurance and reinsurance marketplace. This reflected improvement in pricing, terms and conditions following significant industry losses arising from the events of September 11th, as well as the recognition that intense competition in the late 1990s led to inadequate pricing and overly broad terms, conditions and coverages. Such industry developments resulted in poor financial results and erosion of the industry’s capital base. Consequently, many established insurers and reinsurers reduced their participation in, or exited from, certain markets and, as a result, premium rates escalated in many lines of business. These developments provided relatively new insurers and reinsurers, like us, with an opportunity to provide needed underwriting capacity. Beginning in late 2003 and continuing through 2005, additional capacity emerged in many classes of business and, consequently, premium rate increases have decelerated significantly and, in many classes of business, premium rates have decreased. However, we believe that we are still able to write insurance and reinsurance business at what we believe to be attractive rates. In addition, the catastrophic events that occurred in the 2005 third quarter may result in a substantial improvement in market conditions in property and certain marine lines of business. The actual impact of such events on premium rates and other market conditions should become more apparent over the next several months.

Critical Accounting Policies, Estimates and Recent Accounting Pronouncements

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make many estimates and judgments that affect the reported amounts of assets, liabilities (including reserves), revenues and expenses, and related disclosures of contingent liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, insurance and other reserves, reinsurance recoverables, allowance for doubtful accounts, investment valuations, intangible assets, bad debts, income taxes, contingencies and litigation. We base our estimates on historical experience, where possible, and on various other assumptions that we believe to be reasonable under the circumstances, which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates and judgments for a relatively new insurance and reinsurance company, like our company, are even more difficult to make than those made in a mature company since limited historical information has been reported to us through September 30, 2005. Actual results will differ from these estimates and such differences may be material. We believe that the following critical accounting policies require our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

In establishing Loss Reserves, we have made various assumptions relating to the pricing of our reinsurance contracts and insurance policies and have also considered available historical industry experience and current industry conditions. Our reserving method to date has been, to a large extent, the expected loss method, which is commonly applied when limited loss experience exists. We select the initial expected loss and loss adjustment expense ratios based on information derived by our underwriters and actuaries during the initial pricing of the business, supplemented by industry data where appropriate. These ratios consider, among other things, rate increases and changes in terms and conditions that have been observed in the market. Any estimates and assumptions made as part of the reserving process could prove to be inaccurate due to several factors, including the fact that limited historical information has been reported to us through September 30, 2005. Reinsurance operations by their nature add further complexity to the reserving process in that there is an inherent additional lag in the timing and reporting of a loss event to a reinsurer from an insured or ceding company through a broker. As actual loss information has been reported to us, we have developed our own loss experience and our reserving methods include other actuarial techniques. Over time, such techniques will be given more weight in our reserving process based on the continuing maturation of our Loss Reserves. It is possible that claims in respect of events that have occurred could exceed our Loss Reserves and have a material adverse effect on our results of operations in a future period or our financial condition in general.

We are only permitted to establish Loss Reserves for losses that have occurred on or before the applicable financial statement date. Loss Reserves do not reflect contingency reserve allowances to account for future loss occurrences. Losses arising from future events will be estimated and recognized at the time the losses are incurred and could be substantial.

At September 30, 2005 and December 31, 2004, our Loss Reserves, net of unpaid losses and loss adjustment expenses recoverable, by type and by operating segment were as follows:

	(Unaudited)
(U.S. dollars in thousands)	September 30, 2005	December 31, 2004

Reinsurance:
Case reserves	$391,594	$294,966
Additional case reserves	73,812	40,839
IBNR reserves	1,688,277	1,293,009
Total net reserves	$2,153,683	$1,628,814

Insurance:
Case reserves	$324,311	$231,215
IBNR reserves	1,380,518	1,015,123
Total net reserves	$1,704,829	$1,246,338

Total:
Case reserves	$715,905	$526,181
Additional case reserves	73,812	40,839
IBNR reserves	3,068,795	2,308,132
Total net reserves	$3,858,512	$2,875,152

At September 30, 2005 and December 31, 2004, the reinsurance segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	(Unaudited)
(U.S. dollars in thousands)	September 30, 2005	December 31, 2004

Casualty	$1,198,390	$836,148
Property excluding property catastrophe	287,180	251,453
Other specialty	266,188	254,442
Marine and aviation	163,342	94,647
Property catastrophe	131,394	104,846
Other	107,189	87,278
Total net reserves	$2,153,683	$1,628,814

At September 30, 2005 and December 31, 2004, the insurance segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	(Unaudited)
(U.S. dollars in thousands)	September 30, 2005	December 31, 2004

Casualty	$396,472	$276,966
Programs	357,171	330,548
Professional liability	223,345	146,828
Property, marine and aviation	221,876	104,374
Executive assurance	214,137	180,741
Construction and surety	185,041	130,295
Healthcare	100,659	70,068
Other	6,128	6,518
Total net reserves	$1,704,829	$1,246,338

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

Premium Revenues and Related Expenses

Insurance premiums written are generally recorded at the policy inception and are primarily earned on a pro rata basis over the terms of the policies for all products, usually twelve months. Premiums written include estimates in our program, aviation, construction and surety and collateralized protection business and for participation in involuntary pools. The amount of such insurance premium estimates included in premiums receivable and other assets at September 30, 2005 and December 31, 2004 was $17.5 million and $34.6 million, respectively. Such premium estimates are derived from multiple sources which include the historical experience of the underlying business, similar business and available industry information. Unearned premium reserves represent the portion of premiums written that relates to the unexpired terms of in-force insurance policies.

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

Reinstatement premiums are recognized at the time a loss event occurs, where coverage limits for the remaining life of the contract are reinstated under pre-defined contract terms. Reinstatement premiums are fully earned when recognized. The accrual of reinstatement premiums is based on an estimate of losses and loss adjustment expenses, which reflects management’s judgment, as described above in “Reserves for Losses and Loss Adjustment Expenses.”

The amount of reinsurance premium estimates included in premiums receivable and the amount of related acquisition expenses by type of business were as follows at September 30, 2005 and December 31, 2004:

	(Unaudited)
	September 30, 2005			December 31, 2004
(U.S. dollars in thousands)	Gross Amount	Acquisition Expenses	Net Amount	Gross Amount	Acquisition Expenses	Net Amount

Casualty	$223,069	$(64,961)	$158,108	$199,046	$(61,187)	$137,859
Property excluding property catastrophe	116,541	(34,718)	81,823	71,956	(22,017)	49,939
Other specialty	100,102	(25,999)	74,103	101,237	(19,339)	81,898
Marine and aviation	56,300	(15,662)	40,638	49,033	(12,382)	36,651
Property catastrophe	5,628	(1,435)	4,193	5,457	(1,816)	3,641
Other	2,088	(147)	1,941	3,355	(315)	3,040
Total	$503,728	$(142,922)	$360,806	$430,084	$(117,056)	$313,028

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

A significant portion of amounts included as premiums receivable, which represent estimated premiums written, net of commissions, are not currently due based on the terms of the underlying contracts. Based on currently available information, management believes that the premium estimates included in premiums receivable will be collectible and, therefore, no provision for doubtful accounts has been recorded on the premium estimates at September 30, 2005.

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

We also write certain business that is intended to provide insurers with risk management solutions that complement traditional reinsurance. Under these contracts, we assume a measured amount of insurance risk in exchange for an anticipated margin, which is typically lower than on traditional reinsurance contracts. The terms and conditions of these contracts may include additional or return premiums based on loss experience, loss corridors, sublimits and caps. Examples of such business include aggregate stop-loss coverages, financial quota share coverages and multi-year retrospectively rated excess of loss coverages. If these contracts transfer risk, they are accounted for as reinsurance.

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

Collection of Insurance-Related Balances

We are subject to credit risk with respect to our reinsurance ceded because the ceding of risk to reinsurers or retrocessionaires does not relieve us of our liability to the clients or companies we insure or reinsure. We are also subject to risks based upon the possibility that loss payments could occur earlier than the receipt of related reinsurance recoverables. If the financial condition of our reinsurers or retrocessionaires deteriorates, resulting in an impairment of their ability to make payments, we will provide for probable losses resulting from our inability to collect amounts due from such parties, as appropriate. We evaluate the credit worthiness of all the reinsurers to which we cede business. If our analysis indicates that there is significant uncertainty regarding the collectibility of amounts due from reinsurers, managing general agents, brokers and other clients, we will record a provision for doubtful accounts. At September 30, 2005 and December 31, 2004, our reserves for doubtful accounts were approximately $3.1 million and $2.2 million, respectively. At September 30, 2005, approximately 66.7% of premiums receivable of $678.3 million represented amounts not yet due, while amounts in excess of 90 days overdue were 2.0% of the total. At December 31, 2004, approximately 71.0% of premiums receivable of $520.8 million represented amounts not yet due, while amounts in excess of 90 days overdue were 3.2% of the total. Approximately 2.2% of the $30.1 million of paid losses and loss adjustment expenses recoverable were in excess of 90 days overdue at September 30, 2005, compared to 4.8% of the $26.9 million of paid losses and loss adjustment expenses recoverable at December 31, 2004.

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

Investments

We currently classify all of our fixed maturity investments, short-term investments and publicly traded equity securities as “available for sale” and, accordingly, they are carried at estimated fair value. The fair value of fixed maturity securities is determined from quotations received from a nationally recognized pricing service. Short-term investments comprise securities due to mature within one year of the date of issue. Short-term investments include certain cash equivalents which are part of our investment portfolios under the management of external and internal investment managers. Investments included in our private portfolio include securities issued by privately held companies. Our investments in privately held equity securities are carried at estimated fair value. Fair value is initially considered to be equal to the cost of such investment until the investment is revalued based on substantive events or other factors which could indicate a diminution or appreciation in value.

In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and Emerging Issues Task Force (“EITF”) No. 03-1, “The Meaning of Other-than-Temporary Impairment and its Application to Certain Investments,” we periodically review our investments to determine whether a decline in fair value below the amortized cost basis is other-than-temporary. Our process for identifying declines in the fair value of investments that are other-than-temporary involves consideration of several factors. These factors include (i) the time period in which there has been a significant decline in value, (ii) an analysis of the liquidity, business prospects and overall financial condition of the issuer, (iii) the significance of the decline and (iv) our intent and ability to hold the investment for a sufficient period of time for the value to recover. Where our analysis of the above factors results in the conclusion that declines in fair values are other-than-temporary, the cost of the securities is written down to fair value and is reflected as a realized loss.

With respect to securities where the decline in value is determined to be temporary and the security’s value is not written down, a subsequent decision may be made to sell that security and realize a loss. As mentioned above, we consider our intent and ability to hold a security until the value recovers in the process of evaluating whether a security with an unrealized loss represents an other-than-temporary decline. However, this factor, on its own, is not determinative as to whether we will recognize an impairment charge. We believe our ability to hold such securities is supported by our positive cash flow from operations where we can generate sufficient liquidity in order to meet our claims payment obligations arising from our underwriting operations without selling such investments. However, subsequent decisions to sell a security are made within the context of overall risk management, new information and the assessment of such security’s value relative to comparable securities. While our external investment managers may, at a given point in time, believe the preferred course of action is to hold securities until such losses are recovered, the dynamic nature of portfolio management may result in a subsequent decision by us to sell the security and realize the loss, based upon a change in market and other factors discussed above. We believe these subsequent decisions are consistent with the classification of our investment portfolio as “available for sale.”

In March 2004, the EITF reached a consensus regarding EITF 03-1. The consensus provides guidance for evaluating whether an investment is other-than-temporarily impaired and was effective beginning with the 2004 third quarter. In October 2004, the FASB issued a final FASB Staff Position that delayed the effective date of the application guidance on impairment of securities that is included in paragraphs 10 through 20 of EITF 03-1. In June 2005, the FASB decided to nullify the guidance in paragraphs 10-18 of EITF 03-1. The Board decided not to provide any additional guidance on the meaning of other-than-temporary impairment, but will issue a FASB Staff Position during the 2005 fourth quarter that will require companies to recognize other-than-temporary impairments by applying existing relevant guidance included in SFAS No. 115 or other current accounting standards, including current guidance for cost-method and equity-method investments. See “—Investments.”

Stock Issued to Employees

We have adopted the provisions of Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” and related interpretations in accounting for employee stock options because the alternative fair value accounting provided for under SFAS No. 123, “Accounting for Stock-Based Compensation,” requires the use of option valuation models that we believe were not developed for use in valuing employee stock options. Accordingly, under APB No. 25, compensation expense for stock option grants is recognized only to the extent that the fair value of the underlying stock exceeds the exercise price of the option at the measurement date.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) replaces SFAS No. 123 and supersedes APB No. 25 and requires that the estimated expense resulting from all share-based payment transactions be recognized in the financial statements. SFAS No. 123(R) eliminates the alternative to disclose, on a pro forma basis, the effects of the fair value based method. Pursuant to a Securities and Exchange Commission ruling released on April 14, 2005, which deferred the effective date of SFAS No. 123(R) for calendar year companies from July 1, 2005 to January 1, 2006, we will adopt the fair value recognition provisions of accounting for employee stock option awards as defined in SFAS No. 123(R) on January 1, 2006 under the modified prospective approach. We are currently evaluating the impact of adopting SFAS No. 123(R) on the results of our operations. However, the impact of adopting SFAS No. 123(R) will have no effect on our cash flows or total shareholders’ equity.

Recent Accounting Pronouncements

See note 3, “Accounting Pronouncements,” of the notes accompanying our consolidated financial statements.

Results of Operations—Three Months Ended September 30, 2005 and 2004

The following table sets forth net income (loss) and earnings (loss) per share data:

	(Unaudited)
	Three Months Ended September 30,
(U.S. dollars in thousands, except share data)	2005	2004

Net income (loss)	$(86,291)	$18,029
Diluted earnings (loss) per share (1)	$(2.48)	$0.25
Diluted weighted average shares outstanding (1)	34,750,770	73,547,450

(1)          As a result of the significant catastrophic activity during the 2005 third quarter, we sustained a net loss for the 2005 third quarter. Accordingly, based on GAAP, diluted net loss per share and actual diluted weighted average shares outstanding do not include approximately 40.0 million shares of otherwise dilutive securities since the inclusion of such securities would be anti-dilutive. As such, the comparison of per share amounts and diluted weighted average shares outstanding for the 2005 and 2004 third quarters is not meaningful.

We incurred a net loss of $86.3 million for the 2005 third quarter, compared to net income of $18.0 million for the 2004 third quarter, with the loss primarily due to catastrophic activity during the period. We recorded an estimated $250.9 million of after-tax net losses in the 2005 third quarter, after reinsurance and net of reinstatement premiums, related to Hurricanes Dennis, Emily, Katrina and Rita and the European floods, compared to $144.6 million in the 2004 third quarter related to Hurricanes Charley, Frances, Ivan and Jeanne and Typhoon Songda. With respect to the 2005 events, the estimates were based on currently available information derived from modeling techniques, industry assessments of exposure, preliminary claims information obtained from our clients and brokers and a review of our in-force contracts. Due to the size and complexity of Hurricane Katrina, substantial uncertainty remains regarding total covered losses for the insurance industry and the assumptions underlying our estimates relating to the hurricane. In addition, actual losses from Hurricane Katrina may increase if our reinsurers fail to meet their obligations to us or the reinsurance protections purchased by us are exhausted or otherwise unavailable. Our actual losses from all of these events may vary materially from the estimates due to the inherent uncertainties in making such determinations resulting from several factors, including the preliminary nature of the available information, the potential inaccuracies and inadequacies in the data provided by clients and brokers, the modeling techniques and the application of such techniques, the contingent nature of business interruption exposures, the effects of any resultant demand surge on claims activity and, in the case of the hurricanes, attendant coverage issues. Basic earnings (loss) per share data has not been presented or discussed herein as it does not include the significant number of preference shares outstanding in the periods.

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

Reinsurance Segment

The following table sets forth our reinsurance segment’s underwriting results:

	(Unaudited)
	Three Months Ended September 30,
(U.S. dollars in thousands)	2005	2004

Gross premiums written	$445,628	$412,355
Net premiums written	409,768	394,495

Net premiums earned	$407,813	$403,113
Other underwriting-related fee income	74	184
Losses and loss adjustment expenses	(371,453)	(329,451)
Acquisition expenses, net	(107,827)	(101,622)
Other operating expenses	(12,397)	(11,562)
Underwriting income (loss)	$(83,790)	$(39,338)

Underwriting Ratios
Loss ratio	91.1%	81.7%
Acquisition expense ratio	26.4%	25.2%
Other operating expense ratio	3.0%	2.9%
Combined ratio	120.5%	109.8%

Underwriting Income (Loss).  The reinsurance segment incurred an underwriting loss of $83.8 million and a combined ratio of 120.5% for the 2005 third quarter, compared to an underwriting loss of $39.3 million and a combined ratio of 109.8% for the 2004 third quarter. In the 2005 third quarter, the reinsurance segment incurred estimated pre-tax net losses, after reinsurance and net of reinstatement premiums, related to Hurricanes Dennis, Emily, Katrina and Rita and the European Floods of $159.5 million. Before reinsurance, such estimated losses were $235.4 million. The components of the reinsurance segment’s underwriting income are discussed below.

Premiums Written.  Gross premiums written for the reinsurance segment were $445.6 million for the 2005 third quarter, compared to $412.4 million for the 2004 third quarter. Net premiums written were $409.8 million for the 2005 third quarter, compared to $394.5 million for the 2004 third quarter. The increase in premium volume was primarily due to approximately $18.0 million of additional premiums written related to adjustments to premium estimates on treaties incepting in 2004 and prior periods. In addition, 2005 premium volume includes $18.2 million of reinstatement premiums written and earned related to the catastrophic events noted above while reinstatement premiums were not significant in 2004. Such items more than offset the reduction in U.S. casualty business as the reinsurance segment responded to changing market conditions.

For the 2005 third quarter, 78.9% and 21.1% of net premiums written were generated from pro rata contracts and excess of loss treaties, respectively, compared to 73.1% and 26.9% for the 2004 third quarter. Pro rata contracts are typically written at a lower loss ratio and higher expense ratio than excess of loss business. In certain cases, the reinsurance segment writes pro rata contracts where the underlying business consists of excess of loss policies. Approximately 36.3% of amounts included in the pro rata contracts written are related to excess of loss policies for the 2005 third quarter, compared to 35.7% for the 2004 third quarter. For information regarding net premiums written produced by type of business and geographic location, refer to note 4, “Segment Information,” of the notes accompanying our consolidated financial statements.

Net Premiums Earned.  Net premiums earned for our reinsurance segment were $407.8 million for the 2005 third quarter, compared to $403.1 million for the 2004 third quarter, and generally reflect changes in net premiums written over the previous five quarters, including the mix and type of business written. For the 2005 third quarter, 74.6% and 25.4% of net premiums earned were generated from pro rata contracts and excess of loss treaties, respectively, compared to 74.0% and 26.0% for the 2004 third quarter.

Losses and Loss Adjustment Expenses.  The loss ratio for the reinsurance segment was 91.1% for the 2005 third quarter, compared to 81.7% for the 2004 third quarter. The reinsurance segment’s incurred losses for the 2005 third quarter included $177.7 million related to the catastrophic activity noted above (before reinstatement premiums), compared to $109.9 million in losses related to catastrophic activity in the 2004 third quarter. The net increase in catastrophic activity in the 2005 third quarter resulted in a 16.6 point increase in the 2005 third quarter loss ratio. The loss ratio for the 2005 third quarter also reflected estimated net favorable development in prior year loss reserves of $28.2 million, compared to $13.1 million in the 2004 third quarter, with the net development in both periods primarily attributable to property and other short tail business. The net impact of the change in prior year development was a 3.7 point reduction in the 2005 third quarter loss ratio. In addition, the 2005 period included estimated net favorable development of approximately $6.6 million, or a 1.6 point reduction in the loss ratio, resulting from the commutation of a treaty. This effect was substantially offset by additional profit commissions payable that increased acquisition expenses by $4.5 million, or 1.1 points of the acquisition expense ratio. For a discussion of Loss Reserves, please refer to the section above entitled
“—Critical Accounting Policies, Estimates and Recent Accounting Pronouncements—Reserves for Losses and Loss Adjustment Expenses.”

Underwriting Expenses.  The reinsurance segment’s acquisition expense ratio for the 2005 third quarter was 26.4%, compared to 25.2% for the 2004 third quarter. The 2005 third quarter ratio included 1.1 points related to the commutation of a non-traditional treaty noted above. The other operating expense ratio was 3.0% for the 2005 third quarter, compared to 2.9% for the 2004 third quarter.

Insurance Segment

The following table sets forth our insurance segment’s underwriting results:

	(Unaudited)
	Three Months Ended September 30,
(U.S. dollars in thousands)	2005	2004

Gross premiums written	$617,499	$552,608
Net premiums written	377,536	348,734

Net premiums earned	$339,962	$332,295
Policy-related fee income	833	4,915
Other underwriting-related fee income	1,332	635
Losses and loss adjustment expenses	(300,771)	(232,151)
Acquisition expenses, net	(34,976)	(35,858)
Other operating expenses	(53,444)	(54,264)
Underwriting income (loss)	$(47,064)	$15,572

Underwriting Ratios
Loss ratio	88.5%	69.9%
Acquisition expense ratio (1)	10.0%	9.3%
Other operating expense ratio	15.7%	16.3%
Combined ratio	114.2%	95.5%

(1)          The acquisition expense ratio is adjusted to include policy-related fee income.

Underwriting Income (Loss).  The insurance segment incurred an underwriting loss of $47.1 million and a combined ratio of 114.2% for the 2005 third quarter, compared to underwriting income of $15.6 million and a combined ratio of 95.5% for the 2004 third quarter. In the 2005 third quarter, the insurance segment incurred estimated pre-tax net losses, after reinsurance and net of reinstatement premiums, related to Hurricanes Dennis, Emily, Katrina and Rita and the European Floods of $96.5 million. Before reinsurance, such estimated losses were $408.4 million. The components of the insurance segment’s underwriting income are discussed below.

Premiums Written.  Gross premiums written for the insurance segment were $617.5 million for the 2005 third quarter, compared to $552.6 million for the 2004 third quarter. The growth in gross premiums written in the 2005 third quarter primarily resulted from contributions in the property, executive assurance and professional liability lines from the insurance segment’s European operations, which became fully operational in the 2004 third quarter. In addition, growth in certain U.S. specialty lines, mainly in the property and executive assurance lines, was partially offset by a lower level of premiums written in 2005 resulting from the sale of the insurance segment’s non-standard auto insurance operations in late 2004.

Ceded premiums written were 38.9% of gross premiums written for the 2005 third quarter, compared to 36.9% for the 2004 third quarter. The insurance segment’s property business was a higher percentage of written premium in the 2005 third quarter than in the 2004 period. As a higher percentage of property business is ceded to third parties than most other lines, this had the effect of increasing the ceded ratio in the 2005 third quarter. The 2005 third quarter included $20.0 million of ceded premiums written, or 3.2 points of gross premiums written, related to reinstating catastrophe covers following the catastrophic events noted above. In addition, the ceded ratio on property business increased in the 2005 period as the insurance segment built capacity in order to increase its penetration of global businesses, primarily through the use of reinsurance, as well as the cession of 30% of certain program business with effective dates subsequent to March 31, 2004.

Net premiums written for the insurance segment were $377.5 million for the 2005 third quarter, compared to $348.7 million for the 2004 third quarter, with the increase due to the reasons discussed above. For information regarding net premiums written produced by type of business and geographic location, refer to note 4, “Segment Information,” of the notes accompanying our consolidated financial statements.

Net Premiums Earned.  Net premiums earned for the insurance segment were $340.0 million for the 2005 third quarter, compared to $332.3 million for the 2004 third quarter, and reflect changes in net premiums written over the previous five quarters, including the mix and type of business written.

Policy-Related Fee Income.  Policy-related fee income for our insurance segment was $0.8 million for the 2005 third quarter, compared to $4.9 million for the 2004 third quarter. The decrease in policy-related fee income resulted from the sale of our non-standard auto insurance operations in late 2004, which primarily generated such fee income. Policy-related fee income in 2005 and future periods will be dependent on the insurance segment’s alternative markets and other lines of business and is likely to be substantially lower than the 2004 amounts.

Losses and Loss Adjustment Expenses.  The loss ratio for the insurance segment was 88.5% for the 2005 third quarter, compared to 69.9% for the 2004 third quarter. The insurance segment’s incurred losses for the 2005 third quarter included $76.5 million related to the catastrophic activity noted above (before reinstatement premiums), compared to $40.2 million in losses related to catastrophic activity in the 2004 third quarter. The net increase in catastrophic activity in the 2005 third quarter resulted in a 10.7 point increase in the 2005 third quarter loss ratio. The loss ratio for the 2005 third quarter also reflected estimated net adverse development in prior year Loss Reserves of $3.8 million, primarily in the property, marine and lenders lines of business, compared to $7.8 million of favorable development in the 2004 third quarter. The net impact of the change in prior year development was a 3.4 point increase in the 2005 third quarter loss ratio. For a discussion of Loss Reserves, please refer to the section above entitled “—Critical Accounting Policies, Estimates and Recent Accounting Pronouncements—Reserves for Losses and Loss Adjustment Expenses.”

Underwriting Expenses.  The acquisition expense ratio was 10.0% for the 2005 third quarter, compared to 9.3% for the 2004 third quarter. The acquisition expense ratio for the insurance segment is calculated net of policy-related fee income and is influenced by, among other things, (1) the amount of ceding commissions received from unaffiliated reinsurers and (2) the amount of business written on a surplus lines (non-admitted) basis. The increase in the acquisition expense ratio was primarily due to the increased contribution from the insurance segment’s European operations, which had a higher acquisition expense ratio than the insurance segment’s U.S. operations.

The insurance segment’s other operating expense ratio for the 2005 third quarter was 15.7%, compared to 16.3% for the 2004 third quarter. The decrease in the operating expense ratio was primarily due to the contribution from the insurance segment’s European operations.

Net Investment Income

Net investment income was $59.3 million for the 2005 third quarter, compared to $40.8 million for the 2004 third quarter. The higher level of net investment income in the 2005 third quarter resulted from a higher level of average invested assets in the 2005 period and an increase in the pre-tax investment income yield to 3.6% for the 2005 third quarter, compared to 3.2% for the 2004 third quarter. The increase in the pre-tax investment income yield in the 2005 period was primarily related to higher rates available in the financial markets. These yields were calculated based on amortized cost. Yields on future investment income may vary based on financial market conditions, investment allocation decisions and other factors.

Net Realized Gains or Losses

Following is a summary of net realized gains (losses):

	(Unaudited)
	Three Months Ended September 30,
(U.S. dollars in thousands)	2005	2004

Fixed maturities	$(13,086)	$12,656
Privately held securities	2,463	1,284
Other	332	(437)
Total	$(10,291)	$13,503

Our investment portfolio is classified as available for sale. Currently, our portfolio is actively managed to maximize total return within certain guidelines. In assessing returns under this approach, we include net investment income, net realized gains and losses and the change in unrealized gains and losses generated by our investment portfolio. The effect of financial market movements on the investment portfolio will directly impact net realized gains and losses as the portfolio is adjusted and rebalanced. Total return on our portfolio under management, as reported to us by our investment advisors and as calculated on a weighted average basis, for the 2005 third quarter was (0.39%), compared to 2.62% for the 2004 third quarter.

During the 2005 third quarter and 2004 third quarter, we realized gross losses from the sale of fixed maturities of $30.9 million and $2.7 million, respectively. With respect to those securities that were sold at a loss, the following is an analysis of the gross realized losses based on the period of time those securities had been in an unrealized loss position:

	(Unaudited)
	Three Months Ended September 30,
(U.S. dollars in thousands)	2005	2004

Less than 6 months	$14,158	$2,655
At least 6 months but less than 12 months	8,682	—
Over 12 months	8,098	—
Total	$30,938	$2,655

The fair values of such securities sold at a loss during the 2005 third quarter and 2004 third quarter were $2.5 billion and $311 million, respectively. We did not record an other-than-temporary impairment on securities that were purchased and subsequently sold at a loss during the 2005 third quarter. For a discussion of our accounting for investments, please refer to the section above entitled “—Critical Accounting Policies, Estimates and Recent Accounting Pronouncements—Investments.”

Net Foreign Exchange Gains or Losses

Net foreign exchange gains for the 2005 third quarter of $7.3 million consisted of net unrealized gains of $7.6 million and net realized losses of $0.3 million, compared to net foreign exchange losses for the 2004 third quarter of $1.8 million, which consisted of net unrealized losses of $1.4 million and net realized losses of $0.4 million. The net unrealized gains in the 2005 third quarter resulted from the effects of revaluing our net insurance liabilities required to be settled in foreign currencies at September 30, 2005. We hold investments in foreign currencies, which are intended to mitigate our exposure to foreign currency fluctuations in our net insurance liabilities. However, changes in the value of such investments due to foreign currency rate movements are reflected as a direct increase or decrease to shareholders’ equity and are not included in the statement of income. The net foreign exchange gains recorded by us in the 2005 third quarter were essentially offset by decreases in our investments held in foreign currencies, which declined due to the strengthening U.S. Dollar against the Euro and British Pound. Foreign exchange gains and losses vary with fluctuations in currency rates and result from the remeasurement of foreign denominated monetary assets and liabilities. These gains and losses could add significant volatility to our net income in future periods.

Non-Cash Compensation

Restricted Stock

Non-cash compensation expense for the 2005 third quarter was $0.6 million, compared to $2.3 million for the 2004 third quarter. These amounts primarily relate to our capital raising activities during 2001 and the new underwriting initiative started in 2001. In addition, other non-cash compensation expenses that primarily relate to incentive compensation have been included in other operating expenses.

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

For purposes of the required pro forma information, the estimated fair value of employee stock options is amortized to expense over the options’ vesting period. The weighted average fair value of options granted during the 2005 third quarter was $1.1 million, compared to $8.9 million for the 2004 third quarter.

Had we accounted for our employee stock options under the fair value method, our net income per share would have been adjusted to the pro forma amounts indicated below; however, the expensing of stock options would have had no impact on our shareholders’ equity.

	(Unaudited)
	Three Months Ended September 30,
(U.S. dollars in thousands, except share data)	2005	2004

Net income (loss), as reported	$(86,291)	$18,029
Total stock-based employee compensation expense under fair value method, net of income taxes	(1,342)	(2,349)
Pro forma net income (loss)	$(87,633)	$15,680

Earnings (loss) per share – basic:
As reported	$(2.48)	$0.55
Pro forma	$(2.52)	$0.48
Earnings (loss) per share – diluted:
As reported	$(2.48)	$0.25
Pro forma	$(2.52)	$0.21

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

Results of Operations—Nine Months Ended September 30, 2005 and 2004

The following table sets forth net income and earnings per share data:

	(Unaudited)
	Nine Months Ended September 30,
(U.S. dollars in thousands, except share data)	2005	2004

Net income	$155,593	$209,766
Diluted net income per share	$2.09	$2.91
Diluted weighted average shares outstanding	74,458,013	72,090,798

Net income was $155.6 million for the nine months ended September 30, 2005, compared to $209.8 million for the nine months ended September 30, 2004, with the decrease primarily due to the higher level of catastrophic activity in the 2005 third quarter over the 2004 third quarter, partially offset by growth in investment income. We recorded an estimated $250.9 million of after-tax net losses in the 2005 third quarter, after reinsurance and net of reinstatement premiums, related to Hurricanes Dennis, Emily, Katrina and Rita and the European floods, compared to $144.6 million in the 2004 third quarter related to Hurricanes Charley, Frances, Ivan and Jeanne and Typhoon Songda. Our net income for the nine months ended September 30, 2005 represented a 9.0% annualized return on average equity, compared to 14.6% for the nine months ended September 30, 2004.

The higher level of diluted average shares outstanding for the nine months ended September 30, 2005, compared to the 2004 period, was primarily due to the full weighting of 4,688,750 common shares issued in March 2004. The increase was also due to the exercise of stock options and increases in the dilutive effects of stock options and nonvested restricted stock calculated using the treasury stock method. Under such method, the dilutive impact of options and nonvested stock on diluted weighted average shares outstanding increases as the market price of our common shares increases.

Segment Information

Reinsurance Segment

The following table sets forth our reinsurance segment’s underwriting results:

	(Unaudited)
	Nine Months Ended September 30,
(U.S. dollars in thousands)	2005	2004

Gross premiums written	$1,311,226	$1,361,081
Net premiums written	1,237,517	1,309,654

Net premiums earned	$1,169,651	$1,165,037
Other underwriting-related fee income	4,719	560
Losses and loss adjustment expenses	(804,074)	(767,747)
Acquisition expenses, net	(320,722)	(307,015)
Other operating expenses	(35,172)	(31,213)
Underwriting income	$14,402	$59,622

Underwriting Ratios
Loss ratio	68.7%	65.9%
Acquisition expense ratio	27.4%	26.4%
Other operating expense ratio	3.0%	2.7%
Combined ratio	99.1%	95.0%

Underwriting Income.  The reinsurance segment reported underwriting income of $14.4 million and a combined ratio of 99.1% for the nine months ended September 30, 2005, compared to $59.6 million and 95.0% for the nine months ended September 30, 2004. In the 2005 third quarter, the reinsurance segment incurred estimated pre-tax net losses, after reinsurance and net of reinstatement premiums, related to Hurricanes Dennis, Emily, Katrina and Rita and the European Floods of $159.5 million. Before reinsurance, such estimated losses were $235.4 million. The components of the reinsurance segment’s underwriting income are discussed below.

Premiums Written.  Gross premiums written for our reinsurance segment were $1.31 billion for the nine months ended September 30, 2005, compared to $1.36 billion for the nine months ended September 30, 2004. Net premiums written for our reinsurance segment were $1.24 billion for the nine months ended September 30, 2005, compared to $1.31 billion for the nine months ended September 30, 2004. The decrease in premium volume was primarily due to a reduction in U.S. casualty business and in response to softening market conditions. Partially offsetting such decline was $18.2 million of reinstatement premiums written and earned related to the catastrophic events noted above and approximately $18.0 million of additional premiums written related to adjustments to premium estimates on treaties incepting in 2004 and prior periods. In addition, based on additional information provided by certain ceding companies, the reinsurance segment recorded adjustments during the 2005 second quarter on certain treaties written in 2002 and 2003. These adjustments, which had no impact on cash flow or underwriting income, had the effect of increasing gross and net premiums written, premiums earned and acquisition expenses for the nine months ended September 30, 2005 by approximately $11.3 million.

For the nine months ended September 30, 2005, 76.7% and 23.3% of net premiums written were generated from pro rata contracts and excess of loss treaties, respectively, compared to 68.7% and 31.3% for the nine months ended September 30, 2004. Approximately 28.7% of amounts included in the pro rata contracts written are related to excess of loss treaties for the nine months ended September 30, 2005, compared to 30.7% for the nine months ended September 30, 2004.

Net Premiums Earned.  Net premiums earned for our reinsurance segment were $1.17 billion for the nine months ended September 30, 2005, compared to $1.17 billion for the nine months ended September 30, 2004, and generally reflect changes in net premiums written over the previous five quarters, including the mix and type of business written. For the nine months ended September 30, 2005, 74.9% and 25.1% of net premiums earned were generated from pro rata contracts and excess of loss treaties, respectively, compared to 74.0% and 26.0% for the nine months ended September 30, 2004.

Losses and Loss Adjustment Expenses.  The loss ratio for the reinsurance segment was 68.7% for the nine months ended September 30, 2005, compared to 65.9% for the 2004 period. The reinsurance segment’s incurred losses included $177.7 million related to the 2005 third quarter catastrophic activity noted above (before reinstatement premiums), compared to $109.9 million in losses related to 2004 third quarter catastrophic activity. The net increase in catastrophic activity for the nine months ended September 30, 2005 resulted in a 5.8 point increase in the 2005 loss ratio. The loss ratio for the nine months ended September 30, 2005 also reflected estimated net favorable development in prior year Loss Reserves of $63.0 million, compared to $36.4 million in the 2004 period, with the net development in both periods primarily attributable to property and other short tail business. The net impact of the change in prior year development was a 2.3 point reduction in the 2005 loss ratio. In addition, the 2005 period included estimated net favorable development of approximately $11.5 million resulting from the commutation of certain contracts, compared to $26.9 million of estimated net favorable development from commutations in the 2004 period. The net impact of the change in commutation activity was a 1.3 point increase in the 2005 loss ratio. This effect was substantially offset by additional profit commissions payable that increased acquisition expenses for the 2005 and 2004 periods by $7.5 million and $21.7 million, respectively. The net impact of the change in acquisition expenses was a 1.2 point increase in the 2005 acquisition expense ratio.

Underwriting Expenses.  The acquisition expense ratio for the nine months ended September 30, 2005 was 27.4%, compared to 26.4% for the nine months ended September 30, 2004. The higher ratio in 2005 reflects the 1.2 point increase due to commutation activity discussed above and 1.0 point from the adjustments on certain treaties written in 2002 and 2003 discussed above. The balance of the change in the acquisition expense ratio was due, in part, to changes in the reinsurance segment’s mix and type of business. The other operating expense ratio increased to 3.0% for the nine months ended September 30, 2005, compared to 2.7% for the nine months ended September 30, 2004. The higher ratio in the 2005 period reflected additional expenses incurred in 2005 as a result of the continued development of the reinsurance segment’s operating platform and the leveling off of net premiums earned.

Insurance Segment

The following table sets forth our insurance segment’s underwriting results:

	(Unaudited)
	Nine Months Ended September 30,
(U.S. dollars in thousands)	2005	2004

Gross premiums written	$1,701,663	$1,499,693
Net premiums written	1,073,316	994,809

Net premiums earned	$1,015,084	$1,001,596
Policy-related fee income	2,482	12,308
Other underwriting-related fee income	2,175	1,059
Losses and loss adjustment expenses	(737,604)	(660,364)
Acquisition expenses, net	(96,752)	(120,210)
Other operating expenses	(167,631)	(152,047)
Underwriting income	$17,754	$82,342

Underwriting Ratios
Loss ratio	72.7%	65.9%
Acquisition expense ratio (1)	9.3%	10.8%
Other operating expense ratio	16.5%	15.2%
Combined ratio	98.5%	91.9%

(1)          The acquisition expense ratio is adjusted to include policy-related fee income.

Underwriting Income.  The insurance segment reported underwriting income of $17.8 million and a combined ratio of 98.5% for the nine months ended September 30, 2005, compared to $82.3 million and 91.9% for the nine months ended September 30, 2004. In the 2005 third quarter, the insurance segment incurred estimated pre-tax net losses, after reinsurance and net of reinstatement premiums, related to Hurricanes Dennis, Emily, Katrina and Rita and the European Floods of $96.5 million. Before reinsurance, such estimated losses were $408.4 million. The components of the insurance segment’s underwriting income are discussed below.

Premiums Written.  Gross premiums written for our insurance segment were $1.7 billion for the nine months ended September 30, 2005, compared to $1.5 billion for the nine months ended September 30, 2004. The growth in gross premiums written for the nine months ended September 30, 2005 primarily resulted from contributions in the property, executive assurance and professional liability lines from the insurance segment’s European operations, which became fully operational in the 2004 third quarter. In addition, growth in certain U.S. specialty lines, mainly in the construction and surety, professional liability and property lines, was partially offset by reductions in program business and from the sale of the insurance segment’s non-standard auto insurance operations in late 2004. The reduction in program business for the nine months ended September 30, 2005 primarily resulted from the non-renewal of certain programs in 2004.

Ceded premiums written were 36.9% of gross premiums written for the nine months ended September 30, 2005, compared to 33.7% for the nine months ended September 30, 2004. The growth in the ceded percentage for the nine months ended September 30, 2005 was due, in part, to the cession of 30% of certain program business with effective dates subsequent to March 31, 2004. In addition, the insurance segment’s property business was a higher percentage of written premium for the nine months ended September 30, 2005 than in the 2004 period. As a higher percentage of property business is ceded to third parties than most other lines, this had the effect of increasing the ceded ratio in the 2005 period. In addition, the ceded ratio on property business increased in the 2005 period as the insurance segment built capacity in order to increase its penetration of global businesses, primarily through the use of reinsurance.

Net premiums written for our insurance segment were $1.07 billion for the nine months ended September 30, 2005, compared to $994.8 million for the nine months ended September 30, 2004, with the increase due to the reasons discussed above.

Net Premiums Earned.  Net premiums earned for our insurance segment were $1.02 billion for the nine months ended September 30, 2005, compared to $1.0 billion for the nine months ended September 30, 2004, and generally reflect changes in net premiums written over the previous five quarters, including the mix and type of business written.

Policy-Related Fee Income.  Policy-related fee income for our insurance segment was $2.5 million for the nine months ended September 30, 2005, compared to $12.3 million for the nine months ended September 30, 2004. The decrease in policy-related fee income resulted from the sale of our non-standard auto insurance operations in late 2004, which primarily generated such fee income. Policy-related fee income in 2005 and future periods will be dependent on the insurance segment’s alternative markets and other lines of business and is likely to be substantially lower than the 2004 amounts.

Losses and Loss Adjustment Expenses.  The loss ratio for the insurance segment was 72.7% for the nine months ended September 30, 2005, compared to 65.9% for the 2004 period. The insurance segment’s incurred losses for the nine months ended September 30, 2005 included $76.5 million related to the 2005 third quarter catastrophic activity noted above (before reinstatement premiums), compared to $40.2 million in losses related to 2004 third quarter catastrophic activity. The net increase in catastrophic activity for the nine months ended September 30, 2005 period resulted in a 3.6 point increase in the 2005 loss ratio. The loss ratio for the nine months ended September 30, 2005 also reflected estimated net adverse development in prior year Loss Reserves of $11.2 million, compared to $9.6 million of estimated net favorable development in the 2004 period. The net adverse development in the 2005 period primarily resulted from the marine and lenders lines of business, partially offset by favorable development in executive assurance, healthcare, professional liability and construction and surety business. The net impact of the change in prior year development was a 2.0 point increase in the 2005 loss ratio.

Underwriting Expenses.  The acquisition expense ratio was 9.3% for the nine months ended September 30, 2005, compared to 10.8% for the nine months ended September 30, 2004. The acquisition expense ratio for our insurance segment is calculated net of policy-related fee income and is influenced by, among other things, (1) the amount of ceding commissions received from unaffiliated reinsurers and (2) the amount of business written on a surplus lines (non-admitted) basis. The acquisition expense ratio for the nine months ended September 30, 2005 decreased compared to the nine months ended September 30, 2004 because the percentage of ceded business was higher in the 2005 period, increasing the amount of ceding commissions received, and the contribution of program business (which operates at a higher acquisition expense ratio) was lower in the 2005 period.

The insurance segment’s other operating expense ratio for the nine months ended September 30, 2005 was 16.5%, compared to 15.2% for the nine months ended September 30, 2004, reflecting additional expenses incurred in the 2005 period to the expansion of the insurance segment’s operating platform, including the addition of operations in Canada, and the leveling off of net premiums earned.

Net Investment Income

Net investment income was $162.8 million for the nine months ended September 30, 2005, compared to $98.1 million for the nine months ended September 30, 2004. The higher level of net investment income for the nine months ended September 30, 2005 resulted from a higher level of average invested assets in the 2005 period and an increase in the pre-tax investment income yield to 3.4% for the nine months ended September 30, 2005, compared to 2.9% for the nine months ended September 30, 2004. The increase in the pre-tax investment income yield in the 2005 period was primarily related to higher rates available in the financial markets.

Net Realized Gains or Losses

Following is a summary of net realized gains (losses):

	(Unaudited)
	Nine Months Ended September 30,
(U.S. dollars in thousands)	2005	2004

Fixed maturities	$(10,613)	$15,700
Privately held securities	1,012	2,426
Other	1,876	1,957
Total	$(7,725)	$20,083

Total return on our portfolio under management for the nine months ended September 30, 2005 was 1.48%, compared to 2.82% for the nine months ended September 30, 2004. Realized gains for the nine months ended September 30, 2004 included a $1.4 million gain in connection with a forward swap hedge, a derivative investment, which is included in “Other” in the table above.

During the nine months ended September 30, 2005 and 2004, we realized gross losses from the sale of fixed maturities of $39.5 million and $10.6 million, respectively. With respect to those securities that were sold at a loss, the following is an analysis of the gross realized losses based on the period of time those securities had been in an unrealized loss position:

	(Unaudited)
	Nine Months Ended September 30,
(U.S. dollars in thousands)	2005	2004

Less than 6 months	$18,913	$10,567
At least 6 months but less than 12 months	10,745	18
Over 12 months	9,809	—
Total	$39,467	$10,585

The fair values of such securities sold at a loss during the nine months ended September 30, 2005 and 2004 were $3.1 billion and $1.2 billion, respectively. We did not record an other-than-temporary impairment on securities that were purchased and subsequently sold at a loss during the nine months ended September 30, 2005.

Other

Included in other income (loss) for the nine months ended September 30, 2004 is a charge of $4.5 million resulting from a write down of the carrying value of a subsidiary which was sold in the 2004 fourth quarter.

Other income (loss) also includes income generated by certain of our investments in privately held securities for which we used the equity method of accounting. In the 2004 third quarter, we sold the one remaining privately held security for which we used the equity method of accounting.

Interest Expense

Interest expense was $16.9 million for the nine months ended September 30, 2005, compared to $12.4 million for the nine months ended September 30, 2004. The higher level of interest expense in the 2005 period is primarily due to the full impact of the May 2004 issuance by ACGL of $300 million in 7.35% senior notes.

Net Foreign Exchange Gains or Losses

Net foreign exchange gains for the nine months ended September 30, 2005 of $20.8 million consisted of net unrealized gains of $21.1 million and net realized losses of $0.3 million, compared to net foreign exchange losses for the nine months ended September 30, 2004 of $1.6 million, which consisted of net unrealized losses of $1.0 million and net realized losses of $0.6 million.

Non-Cash Compensation

Restricted Stock

Non-cash compensation expense was $2.2 million for the nine months ended September 30, 2005, compared to $7.7 million for the nine months ended September 30, 2004.

Stock Options

For purposes of the required pro forma information, the estimated fair value of employee stock options is amortized to expense over the options’ vesting period. The weighted average fair value of options granted during the nine months ended September 30, 2005 was $1.5 million, compared to $9.4 million in the 2004 period.

Had we accounted for our employee stock options under the fair value method, our net income per share would have been adjusted to the pro forma amounts indicated below; however, the expensing of stock options would have had no impact on our shareholders’ equity.

	(Unaudited)
	Nine Months Ended September 30,
(U.S. dollars in thousands, except share data)	2005	2004

Net income, as reported	$155,593	$209,766
Total stock-based employee compensation expense under fair value method, net of income taxes	(3,538)	(3,286)
Pro forma net income	$152,055	$206,480

Earnings per share – basic:
As reported	$4.50	$6.82
Pro forma	$4.40	$6.71
Earnings per share – diluted:
As reported	$2.09	$2.91
Pro forma	$2.04	$2.86

Income Taxes

The effective tax rate on income before income taxes was 9.6% for the nine months ended September 30, 2005, compared to 6.0% for the nine months ended September 30, 2004. The higher effective tax rate in the 2005 period resulted from a change in the relative mix of income reported by jurisdiction. Differences in the effective tax rates in the 2005 and 2004 periods resulted from a change in the relative mix of income reported by jurisdiction. Our effective tax rates may fluctuate from period to period based on the relative mix of income reported by jurisdiction primarily due to the varying tax rates in each jurisdiction. Our quarterly tax provision is adjusted to reflect changes in our expected annual effective tax rates, if any.

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

On a consolidated basis, our aggregate investable assets, including cash and short-term investments, totaled $6.73 billion at September 30, 2005, compared to $5.84 billion at December 31, 2004. At September 30, 2005, our fixed income portfolio, which includes fixed maturity securities and short-term investments, had an average Standard & Poor’s quality rating of “AA+” and an average effective duration of 3.6 years. ACGL’s readily available cash, short-term investments and marketable securities, excluding amounts held by our regulated insurance and reinsurance subsidiaries, totaled $16.1 million at September 30, 2005, compared to $6.1 million at December 31, 2004.

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

Our insurance and reinsurance subsidiaries are required to maintain assets on deposit with various regulatory authorities to support their operations. The assets on deposit are available to settle insurance and reinsurance liabilities to third parties. Our insurance and reinsurance subsidiaries also have investments in segregated portfolios primarily to provide collateral or guarantees for letters of credit to third parties. At September 30, 2005 and December 31, 2004, such amounts approximated $758.9 million and $644.3 million, respectively. In addition, Arch Re Bermuda maintains assets in trust accounts to support insurance and reinsurance transactions with affiliated U.S. companies. At September 30, 2005 and December 31, 2004, such amounts approximated $2.55 billion and $2.25 billion, respectively.

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

Arch Specialty Insurance Company (“Arch Specialty”) entered into a Stipulation and Order (“Stipulation”) with the Wisconsin Office of the Commissioner of Insurance (“OCI”) in connection with ACGL’s acquisition of Arch Specialty in 2002. While the ratio of Arch Specialty’s total adjusted capital to authorized control level risk-based capital exceeded 200% at December 31, 2004, and thus was above the risk-based capital threshold that would require company action (the lowest level of corrective action), it was below the 275% ratio that the Stipulation requires Arch Specialty to maintain. As of September 30, 2005, Arch Specialty was in compliance with the ratio required under the Stipulation following its receipt during 2005 of a capital contribution in the amount of $45 million provided by Arch Re Bermuda. Western Diversified Casualty Insurance Company, which, like Arch Specialty, is domiciled in Wisconsin, also entered into a Stipulation with the OCI in 2003 whereby it must maintain a ratio of total adjusted capital to authorized control level risk-based capital of not less than 275%, and was in compliance with this ratio at September 30, 2005.

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

Consolidated cash provided by operating activities was $1.11 billion for the nine months ended September 30, 2005, compared to $1.35 billion for the nine months ended September 30, 2004. The decrease in operating cash flows in the 2005 period was due, in part, to a higher level of paid losses as our insurance and reinsurance Loss Reserves have continued to mature. Cash flow from operating activities are provided by premiums collected, fee income, investment income and collected reinsurance recoverables, offset by losses and loss adjustment expense payments, reinsurance premiums paid, operating costs and current taxes paid.

We expect that our operational needs, including our anticipated insurance obligations and operating and capital expenditure needs, for the next twelve months, at a minimum, will be met by our balance of cash, short-term investments and our credit facilities, as well as by funds generated from underwriting activities and investment income and proceeds on the sale or maturity of our investments.

We are currently in the process of estimating our exposure to Hurricane Wilma, which struck Mexico and Florida in mid-October and will negatively impact our after-tax earnings for the 2005 fourth quarter. To date, we have received relatively few claims notices from clients and brokers.

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

The catastrophic events that occurred in the 2005 third quarter may result in a substantial improvement in market conditions in property and certain marine lines of business. In order to take advantage of these opportunities, we may seek to increase our underwriting capacity, including through retrocession arrangements with non-traditional vehicles, such as a newly-formed reinsurance company funded by institutional investors, and/or raise additional capital through the issuance of perpetual preference shares or similar securities.

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

At September 30, 2005, our capital of $2.65 billion consisted of senior notes of $300.0 million, representing 11.3% of the total, and shareholders’ equity of $2.35 billion, representing the balance. At December 31, 2004, our capital of $2.54 billion consisted of senior notes of $300 million, representing 11.8% of the total, and shareholders’ equity of $2.24 billion, representing 88.2% of the total. The increase in our capital during the nine months ended September 30, 2005 of $109.6 million was primarily attributable to net income, which more than offset declines in the market value of our investment portfolio primarily due to the effects of higher interest rates.

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

Premium estimates are reviewed by management at least quarterly. Such review includes a comparison of actual reported premiums to expected ultimate premiums together with a review of the aging and collection of premium estimates. Based on management’s review, the appropriateness of the premium estimates is evaluated, and any adjustment to these estimates is recorded in the period in which it becomes known. Adjustments to original premium estimates could be material and such adjustments could directly and significantly impact earnings favorably or unfavorably in the period they are determined because the subject premium may be fully or substantially earned. A significant portion of amounts included as premiums receivable, which represent estimated premiums written, net of commissions, is not currently due based on the terms of the underlying contracts. Based on the above process, management believes that the premium estimates included in premiums receivable will be collectible and, therefore, no provision for doubtful accounts has been recorded on the premium estimates at September 30, 2005.

Reinsurance Protection and Recoverables

For purposes of limiting our risk of loss, we reinsure a portion of our exposures, paying to reinsurers a part of the premiums received on the policies we write, and we may also use retrocessional protection. For the nine months ended September 30, 2005, ceded premiums written represented approximately 22.2% of gross premiums written, compared to 16.3% for the nine months ended September 30, 2004.

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

During the 2005 third quarter, our reinsurance recoverables on paid and unpaid losses increased by 53%, primarily due to reinsurance and retrocessional protection we received on the catastrophic events which occurred in the 2005 third quarter. We monitor the financial condition of our reinsurers and attempt to place coverages only with substantial, financially sound carriers. At September 30, 2005, approximately 82.8% of our reinsurance recoverables on paid and unpaid losses of $1.27 billion (not including prepaid reinsurance premiums) were due from carriers which had an A.M. Best Company rating of “A-” or better. No reinsurance recoverables from any one carrier exceeded 5.3% of our total shareholders’ equity at September 30, 2005.

The following table details our reinsurance recoverables at September 30, 2005:

	% of Total	A.M. Best Company Rating (1)

Everest Reinsurance Company	9.6%	A+
Alternative market recoverables (2)	8.3%	NR
Allied World Assurance Company Ltd.	7.2%	A+
Max Re Ltd.	6.0%	A-
Lloyd’s of London syndicates (3)	5.5%	A
Employers Reinsurance Corporation	5.2%	A
American Re-Insurance Company	5.1%	A
Sentry Insurance a Mutual Company (4)	4.7%	A+
Swiss Reinsurance America Corporation	4.6%	A+
Odyssey America Reinsurance Corporation (5)	3.2%	A
Federal Insurance Company	3.2%	A++
Endurance Specialty Insurance Ltd.	2.9%	A-
ACE Property & Casualty Insurance Company	2.5%	A+
Liberty Mutual Insurance Company	2.3%	A
Converium Reinsurance (NA) Inc.	2.5%	B-
All other (6)	27.2%
Total	100.0%

(1)       The financial strength ratings are as of November 3, 2005 and were assigned by A.M. Best Company based on its opinion of the insurer’s financial strength as of such date. An explanation of the ratings listed in the table follows: the ratings of “A++” and “A+” are designated “Superior”; the “A” and “A-” ratings are designated “Excellent”; ratings of “B++” and “B+” are designated “Very Good”; and the rating of “B-” is designated “Fair.” Additionally, A.M. Best Company has five classifications within the “Not Rated” or “NR” category. Reasons for an “NR” rating being assigned by A.M. Best Company include insufficient data, size or operating experience, companies which are in run-off with no active business writings or are dormant, companies which disagree with their rating and request that a rating not be published or insurers that request not to be formally evaluated for the purposes of assigning a rating opinion.

(2)       Includes amounts recoverable from separate cell accounts in our alternative markets unit. Substantially all of such amounts are collateralized with reinsurance trusts, letters of credit or deposit funds.

(3)       The A.M. Best Company group rating of “A” (Excellent) has been applied to all Lloyd’s of London syndicates.

(4)       In connection with our acquisition of Arch Specialty in February 2002, the seller, Sentry, agreed to reinsure and guarantee all liabilities arising out of Arch Specialty’s business prior to the closing of the acquisition. In addition to the guarantee provided by Sentry, substantially all of the recoverable from Sentry is still subject to the original reinsurance agreements inuring to Arch Specialty and, to the extent Sentry fails to comply with its payment obligations to us, we may seek reimbursement from the third party reinsurers under such agreements.

(5)       Approximately 84% of such amount is collateralized through a reinsurance trust.

(6)                      The following table provides a breakdown of the “All other” category by A.M. Best Company rating:

Companies rated “A++”	0.8%
Companies rated “A+”	6.6%
Companies rated “A”	10.7%
Companies rated “A-”	2.7%
Companies rated “B++”	0.5%
Companies rated “B+”	0.3%
Companies not rated	5.6%
Total	27.2%

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

In addition to the use of individual per risk and inuring reinsurance contracts to limit exposure, ACGL has purchased a reinsurance program for its insurance operations which provides coverage for certain property catastrophe-related losses equal to a maximum of 95% of the first $200 million in excess of a $50 million retention per occurrence of such losses. With the occurrence of Hurricane Katrina in the 2005 third quarter, such coverage has begun to be utilized. As such, the coverage was automatically reinstated once and is available under the same terms as described immediately above for an additional event. Our reinsurance operations have purchased reinsurance which provides up to $55 million of coverage in excess of certain deductibles for any one occurrence and $110 million in the aggregate annually, for certain catastrophe-related losses worldwide for 2005 through April 2006. Based on current estimates, we expect to recoup approximately $42 million, net of reinstatement premiums, related to catastrophic activity in the 2005 third quarter through such coverage with approximately $50 million in available coverage. In the future, we may seek to purchase additional catastrophe or other reinsurance protection. The availability and cost of such reinsurance protection is subject to market conditions, which are beyond our control. As a result of market conditions and other factors, we may not be successful in obtaining such protection. See “—Reinsurance Protection and Recoverables” above.

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

Financial strength and claims paying ratings from third party rating agencies are instrumental in establishing the competitive positions of companies in our industry. Periodically, rating agencies evaluate us to confirm that we continue to meet their criteria for the ratings assigned to us by them. A.M. Best Company maintains a letter scale rating system ranging from “A++” (Superior) to “F” (In Liquidation). Moody’s Investors Service maintains a letter scale rating from “Aaa” (Exceptional) to “NP” (Not Prime). Standard & Poor’s maintains a letter scale rating system ranging from “AAA” (Extremely Strong) to “R” (Under Regulatory Supervision). Our reinsurance subsidiaries, Arch Reinsurance Company (“Arch Re U.S.”) and Arch Re Bermuda, and our principal insurance subsidiaries, Arch Insurance Company (“Arch Insurance”), Arch Excess & Surplus Insurance Company (“Arch E&S”), Arch Specialty and Arch-Europe, currently have financial strength ratings of “A-” (Excellent) from A.M. Best Company and “A2” (Good) from Moody’s Investor Service. The “A-” rating is the fourth highest out of fifteen ratings assigned by A.M. Best Company, and the “A2” rating is the sixth highest out of 21 ratings assigned by Moody’s Investor Service. A.M. Best Company has assigned a financial strength rating of “NR-3” (Rating Procedure Inapplicable) to Western Diversified Casualty Insurance Company (“Western Diversified”), and Moody’s did not rate Western Diversified. In addition, our $300 million of senior notes were assigned a senior unsecured debt rating of “Baa1” (Stable) by Moody’s Investors Service and “BBB-” (Stable) by Standard & Poor’s. These ratings are statements of opinion, not statements of fact and not recommendations to buy, hold or sell any securities.

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

Issuance of letters of credit and borrowings under the Credit Agreement are subject to our compliance with certain covenants and conditions, including absence of a material adverse effect. These covenants require, among other things, that we maintain a debt to shareholders’ equity ratio of not greater than 0.35 to 1 and shareholders’ equity in excess of $1.4 billion plus 40% of future aggregate net income beginning after September 30, 2004 (not including any future net losses) and 40% of future aggregate proceeds from the issuance of common or preferred equity, that we maintain minimum unencumbered cash and investment grade securities in the amount of $400 million and that our principal insurance and reinsurance subsidiaries maintain at least a “B++” rating from A.M. Best Company. In addition, certain of our subsidiaries that are parties to the Credit Agreement are required to maintain minimum shareholders’ equity levels. We were in compliance with all covenants contained in the Credit Agreement at September 30, 2005. The Credit Agreement expires in September 2007.

Including the secured letter of credit portion of the Credit Agreement and another letter of credit facility (together, the “LOC Facilities”), we have access to secured letter of credit facilities for up to a total of $575 million. The principal purpose of the LOC Facilities is to issue, as required, evergreen standby letters of credit in favor of primary insurance or reinsurance counterparties with which we have entered into reinsurance arrangements to ensure that such counterparties are permitted to take credit for reinsurance obtained from our reinsurance subsidiaries in United States jurisdictions where such subsidiaries are not licensed or otherwise admitted as an insurer, as required under insurance regulations in the United States, and to comply with requirements of Lloyd’s of London in connection with qualifying quota share and other arrangements. The amount of letters of credit issued is driven by, among other things, the timing and payment of catastrophe losses, loss development of existing reserves, the payment pattern of such reserves, the further expansion of our business and the loss experience of such business. When issued, such letters of credit are secured by a portion of our investment portfolio. In addition, the LOC Facilities also require the maintenance of certain covenants, which we were in compliance with at September 30, 2005. At such date, we had approximately $396.5 million in outstanding letters of credit under the LOC Facilities, which were secured by investments totaling $447.0 million. The other letter of credit facility expires in December 2005. It is anticipated that the LOC Facilities will be renewed (or replaced) on expiry, but such renewal (or replacement) will be subject to the availability of credit from banks which we utilize or may utilize.

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

Guarantee and Other

In the 2005 first quarter, we agreed to provide a guarantee, through the issuance of a standby letter of credit in the amount of $6.0 million (the “Guarantee”) for the benefit of a commercial bank, to assist the principals of an agency to obtain a loan to purchase the agency from its prior owner. The agency loan is payable over a seven year term, and the Guarantee will be outstanding until such time as the loan is repaid in full. During 2005, we received payments on the agency loan which reduced the Guarantee to $5.1 million at September 30, 2005. In return for the issuance of the Guarantee, the agency entered into an exclusive agency relationship with us with respect to certain property and casualty insurance. Pursuant to such exclusive arrangement, we will pay the agency commissions based on an agreed percentage of written premium and, under certain circumstances, other remuneration based upon performance. We recorded net premiums written of $21.4 million under such agreement through September 30, 2005. The agency and each of the principals have signed pledge and security agreements that, among other things, provide us with collateral, in the case of the agency, and their respective shares of stock in the agency, in the case of the principals, as long as the Guarantee is in place. Such agreements also require the agency to use all excess cash flow beyond a reasonable reserve to accelerate reduction of the principal loan amount. Based on an analysis in the 2005 first quarter of the expected results of the agency and the likelihood of a default on the loan, we determined that the fair value of the Guarantee was $0.3 million, and recorded such amount as an expense and related liability.

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

Investments

The finance and investment committee of our board of directors establishes our investment policies and creates guidelines for our internal and external investment managers. The finance and investment committee reviews the implementation of the investment strategy on a regular basis. Our current approach stresses preservation of capital, market liquidity and diversification of risk. Our consolidated cash and invested assets were as follows at September 30, 2005 and December 31, 2004:

	(Unaudited)
(U.S. dollars in thousands)	September 30, 2005	December 31, 2004

Fixed maturities available for sale, at fair value	$5,153,953	$5,545,121
Fixed maturities pledged under securities lending agreements, at fair value	918,882	—
Total fixed maturities	6,072,835	5,545,121
Short-term investments available for sale, at fair value	485,157	155,771
Cash	161,759	113,052
Privately held securities, at fair value	12,945	21,571
Total	$6,732,696	$5,835,515

At September 30, 2005 and December 31, 2004, our fixed income portfolio, which includes fixed maturities and short-term investments, had an average effective duration of 3.6 years and 3.7 years, respectively, an average Standard & Poor’s quality rating of “AA+” for both periods and an imbedded book yield of 3.8% and 3.5%, respectively. At September 30, 2005 and December 31, 2004, our invested assets did not include any publicly traded equity securities. However, primarily for portfolio diversification purposes, we expect to begin allocating a small portion of our portfolio to equity securities during the 2005 fourth quarter.

During the 2005 third quarter, we began a securities lending program under which certain of our fixed income portfolio securities are loaned to third parties, primarily major brokerage firms, for short periods of time through a lending agent. Such securities have been reclassified as ‘Fixed maturities pledged under securities lending agreements.’ We maintain control over the securities we lend, retain the earnings and cash flows associated with the loaned securities and receive a fee from the borrower for the temporary use of the securities. Collateral received, primarily in the form of cash, is required at a rate of 102% of the market value of the loaned securities (or 105% of the market value of the loaned securities when the collateral and loaned securities are denominated in non-U.S. currencies) including accrued investment income and is monitored and maintained by the lending agent. Such collateral is reinvested and is reflected as ‘Short-term investment of funds received under securities lending agreements, at fair value.’ At September 30, 2005, the fair value and amortized cost of fixed maturities pledged under securities lending agreements were $918.9 million and $904.3 million, respectively. Collateral received at September 30, 2005 totaled $954.7 million at fair value and amortized cost.

Each quarter, we review our investments to determine whether a decline in fair value below the amortized cost basis is other-than-temporary. Our process for identifying if declines in the fair value of investments are other-than-temporary involves consideration of several factors. These factors include (i) the time period in which there has been a significant decline in value, (ii) an analysis of the liquidity, business prospects and overall financial condition of the issuer, (iii) the significance of the decline and (iv) our intent and ability to hold the investment for a sufficient period of time for the value to recover. Where our analysis of the above factors results in the conclusion that declines in fair values are other-than-temporary, the cost of the securities is written down to fair value and is reflected as a realized loss. In March 2004, the EITF reached a consensus regarding EITF 03-1, which provides guidance for evaluating whether an investment is other-than-temporarily impaired and was effective beginning with the 2004 third quarter. In October 2004, the FASB issued a final FASB Staff Position that delayed the effective date of the application guidance on impairment of securities that is included in paragraphs 10 through 20 of EITF 03-1. In June 2005, the FASB decided to nullify the guidance in paragraphs 10-18 of EITF 03-1. The Board decided not to provide any additional guidance on the meaning of other-than temporary impairment, but will issue a FASB Staff Position that will require companies to recognize other-than-temporary impairments by applying existing relevant guidance included in SFAS No. 115 or other current accounting standards, including current guidance for cost-method and equity-method investments.

Gross unrealized losses on our fixed maturity securities were $67.9 million at September 30, 2005. At September 30, 2005, on a lot level basis, approximately 1,678 fixed maturity securities out of a total of approximately 2,177 securities were in an unrealized loss position and the largest single unrealized loss from one investment in our fixed maturity portfolio was $2.2 million. The information presented below for the gross unrealized losses on our fixed maturity securities at September 30, 2005 indicates the potential effect upon future earnings and financial position in the event management later concludes that some of the current declines in the fair value of such securities are other-than-temporary.

The following table provides an analysis of the length of time each of those fixed maturities with an unrealized loss at September 30, 2005 has been in a continual unrealized loss position:

	Less than 12 Months		12 Months or Greater and Less Than 18 Months
(U.S. dollars in thousands)	Estimated Fair Value and Carrying Value	Gross Unrealized Losses	Estimated Fair Value and Carrying Value	Gross Unrealized Losses

Fixed maturities and fixed maturities pledged under securities lending agreements:
U.S. government and government agencies	$1,741,692	$(16,806)	113,199	$(2,984)
Corporate bonds	908,329	(11,436)	160,641	(4,227)
Asset backed securities	469,796	(5,091)	227,578	(3,981)
Municipal bonds	363,291	(3,897)	38,839	(789)
Commercial mortgage backed securities	273,823	(3,984)	—	—
Non-U.S. government securities	192,711	(7,694)	20,136	(465)
Mortgage backed securities	131,778	(1,030)	20,538	(678)
Total	$4,081,420	$(49,938)	$580,931	$(13,124)

	Equal or Greater Than 18 Months		Total
	Estimated Fair Value and Carrying Value	Gross Unrealized Losses	Estimated Fair Value and Carrying Value	Gross Unrealized Losses

Fixed maturities and fixed maturities pledged under securities lending agreements:
U.S. government and government agencies	$49,447	$(2,427)	$1,904,338	$(22,217)
Corporate bonds	18,843	(776)	1,087,813	(16,439)
Asset backed securities	17,904	(413)	715,278	(9,485)
Municipal bonds	39,709	(1,204)	441,839	(5,890)
Commercial mortgage backed securities	—	—	273,823	(3,984)
Non-U.S. government securities	—	—	212,847	(8,159)
Mortgage backed securities	—	—	152,316	(1,708)
Total	$125,903	$(4,820)	$4,788,254	$(67,882)

The following table presents the Standard & Poor’s credit quality distribution of our fixed maturities at September 30, 2005 and December 31, 2004:

	(Unaudited)
	September 30, 2005		December 31, 2004
(U.S. dollars in thousands)	Estimated Fair Value and Carrying Value	% of Total	Estimated Fair Value and Carrying Value	% of Total

Fixed maturities and fixed maturities pledged under securities lending agreements:
AAA	$4,818,041	79.3%	$4,162,703	75.1%
AA	499,526	8.2%	356,999	6.4%
A	535,505	8.8%	772,262	13.9%
BBB	154,606	2.6%	151,171	2.7%
BB	21,221	0.4%	13,488	0.3%
B	43,259	0.7%	83,690	1.5%
Lower than B	677	0.0%	4,808	0.1%
Total	$6,072,835	100.0%	$5,545,121	100.0%

As part of our investment strategy, we seek to establish a level of cash and highly liquid short-term and intermediate-term securities which, combined with expected cash flow, is believed by us to be adequate to meet our foreseeable payment obligations. We currently do not utilize derivative financial instruments such as futures, forward contracts, swaps or options or other financial instruments with similar characteristics such as interest rate caps or floors and fixed-rate loan commitments, other than a forward starting swap which was entered into in connection with the issuance of ACGL’s Senior Notes. Our portfolio includes investments, such as mortgage-backed securities, which are subject to prepayment risk. At September 30, 2005, our investments in mortgage-backed securities, excluding commercial mortgage backed securities, amounted to approximately $239.1 million, or 3.6% of cash and invested assets, compared to $158.1 million, or 2.7% of cash and invested assets, at December 31, 2004. Such amounts are classified as “available for sale” and are not held for trading purposes.

At September 30, 2005 and December 31, 2004, we held three privately held securities totaling $12.9 million and $21.6 million, respectively, which were carried at fair value. Our investment commitments relating to privately held securities totaled approximately $0.4 million at September 30, 2005. In addition, in June 2005, we made a $10 million commitment to a mezzanine fund to invest primarily in mezzanine debt and equity investments and, to a lesser extent, in second lien and senior secured bank loans. No investments in the mezzanine fund have been made through September 30, 2005. It is the mezzanine fund’s objective to build a diversified portfolio composed primarily of mezzanine debt and equity investments and, to a lesser extent, second lien and senior secured bank loans, with individual investments typically ranging from $20 million to $75 million in size. We may invest in other investment vehicles in the future to diversify our portfolio and to potentially enhance our investment returns.

Book Value Per Share

The following book value per share calculations are based on shareholders’ equity of $2.35 billion and $2.24 billion at September 30, 2005 and December 31, 2004, respectively. The shares and per share numbers set forth below exclude the effects of 5,859,027 and 6,172,199 stock options, nil and 150,000 Class B warrants and 95,500 and 84,992 restricted stock units outstanding at September 30, 2005 and December 31, 2004, respectively. Our diluted book value per share increased by 4.1% to $32.29 at September 30, 2005 from $31.03 at December 31, 2004. The increase in shareholders’ equity and diluted per share book value was primarily attributable to net income, which more than offset declines in the market value of our investment portfolio primarily due to the effects of higher interest rates.

	(Unaudited)
	September 30, 2005		December 31, 2004
	Outstanding Shares	Cumulative Book Value Per Share	Outstanding Shares	Cumulative Book Value Per Share
Common shares (1)	35,504,734	$44.15	34,902,923	$41.76
Series A convertible preference shares	37,327,502		37,348,150
Total shares	72,832,236	$32.29	72,251,073	$31.03

(1) Book value per common share at September 30, 2005 and December 31, 2004 was determined by dividing (i) the difference between total shareholders’ equity and the aggregate liquidation preference of the Series A convertible preference shares of $783.9 million and $784.3 million, respectively, by (ii) the number of common shares outstanding. Restricted common shares are included in the number of common shares outstanding as if such shares were issued on the date of grant.

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

Market Sensitive Instruments and Risk Management

In accordance with the SEC’s Financial Reporting Release No. 48, we performed a sensitivity analysis to determine the effects that market risk exposures could have on the future earnings, fair values or cash flows of our financial instruments as of September 30, 2005. (See section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Sensitive Instruments and Risk Management” included in our 2004 Annual Report on Form 10-K.) Market risk represents the risk of changes in the fair value of a financial instrument and is comprised of several components, including liquidity, basis and price risks. At September 30, 2005, material changes in market risk exposures that affect the quantitative and qualitative disclosures presented as of December 31, 2004 are as follows:

Interest Rate and General Portfolio Risk

Among many factors and risk considerations, we consider the effect of interest rate movements on the market value of our fixed maturities, short-term investments and fixed maturities pledged under securities lending agreements and the corresponding change in unrealized appreciation (depreciation). The following table summarizes the estimated effect that an immediate, parallel shift in the U.S. interest rate yield curve would have at September 30, 2005 (excluding any impact on our short-term investment of funds received under securities lending agreements). Based on historical observations, the assumption that all global yield curves would simultaneously shift in the same direction is uncertain and, accordingly, the actual effect of interest rate movements may differ materially from the amounts indicated in the table set forth below.

	(Unaudited)
	Interest Rate Shift in Basis Points
(U.S. dollars in millions)	-100	-50	0	50	100

Total market value	$6,799.9	$6,676.8	$6,558.0	$6,443.4	$6,332.8
Market value change from base	3.69%	1.81%	—	(1.75)%	(3.43)%
Change in unrealized value	$241.9	$118.8	—	$(114.6)	$(225.2)

Another method to view portfolio risk is Value-at-Risk (“VaR”). VaR attempts to take into account a broad cross-section of risks facing a portfolio by utilizing relevant securities volatility data skewed towards the most recent months and quarters. VaR measures the amount of a portfolio at risk for outcomes 1.65 standard deviations from the mean based on normal market conditions over a one year time horizon and is expressed as a percentage of the portfolio’s initial value. In other words, 95% of the time, the portfolio’s loss in any one year period is expected to be less than or equal to the calculated VaR, stated as a percentage of the measured portfolio’s initial value. As of September 30, 2005, our portfolio’s VaR was estimated to be 4.35%, compared to an estimated 4.20% at December 31, 2004 and an estimated 5.00% at September 30, 2004.

Foreign Currency Exchange Risk

Foreign currency rate risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates. A 10% appreciation of the U.S. Dollar against other currencies under our outstanding contracts at September 30, 2005, net of unrealized appreciation on our securities denominated in currencies other than the U.S. Dollar, would have resulted in unrealized losses of approximately $8.7 million and would have decreased diluted book value per share by approximately $0.12 at September 30, 2005. Based on historical observations, it is unlikely that all foreign currency exchange rates would shift against the U.S. Dollar in the same direction and at the same time and, accordingly, the actual effect of foreign currency rate movements may differ materially from the amounts set forth above. For further discussion on foreign exchange activity, please refer to “—Results of Operations.”

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

•            accuracy of those estimates and judgments utilized in the preparation of our financial statements, including those related to revenue recognition, insurance and other reserves, reinsurance recoverables, investment valuations, intangible assets, bad debts, income taxes, contingencies, litigation and any determination to use the deposit method of accounting, which, for a relatively new insurance and reinsurance company, like our company, are even more difficult to make than those made in a mature company since limited historical information has been reported to us through September 30, 2005;

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

OTHER FINANCIAL INFORMATION

The interim financial information included in this Quarterly Report on Form 10-Q as of and for the three and nine months ended September 30, 2005 has not been audited by PricewaterhouseCoopers LLP. In reviewing such information, PricewaterhouseCoopers LLP has applied limited procedures in accordance with professional standards for reviews of interim financial information. However, their separate report included in this Quarterly Report on Form 10-Q for the 2005 third quarter states that they did not audit and they do not express an opinion on that interim financial information. Accordingly, you should restrict your reliance on their reports on such information. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their reports on the interim financial information because such reports do not constitute “reports” or “parts” of the registration statements prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act of 1933.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in internal controls over financial reporting that occurred during the fiscal quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

We, in common with the insurance industry in general, are subject to litigation and arbitration in the normal course of our business. As of September 30, 2005, we were not a party to any material litigation or arbitration other than as a part of the ordinary course of business in relation to claims activity, none of which is expected by management to have a significant adverse effect on our results of operations and financial condition and liquidity.

In 2003, the former owners of American Independent Insurance Holding Company (“American Independent”) commenced an action against ACGL, American Independent and certain of American Independent’s directors and officers and others seeking unspecified damages relating to the reorganization agreement pursuant to which ACGL acquired American Independent in 2001. The reorganization agreement provided that, as part of the consideration for the stock of American Independent, the former owners would have the right to receive a limited, contingent payment from the proceeds, if any, from certain pre-existing lawsuits that American Independent had brought as plaintiff prior to its acquisition by ACGL. The former owners alleged, among other things, that the defendants entered into the agreement without intending to honor their commitments under the agreement and are liable for securities and common law fraud, breach of contract and intentional infliction of emotional distress. ACGL and the other defendants strongly denied the validity of these allegations, and filed a motion to dismiss all claims. That motion was granted on March 23, 2005, and the plaintiffs were allowed until April 15, 2005 to amend their complaint. Although they did attempt to amend the complaint, they did not timely and properly do so, and, on April 26, 2005, judgment was entered dismissing the action with prejudice. The plaintiffs thereafter moved to vacate the judgment and to allow retroactively the filing of their second amended complaint; that motion was granted. The plaintiffs were allowed until October 28, 2005 to file their new pleading and they did so on such date. ACGL and the other defendants intend again to move to dismiss the complaint. Although no assurances can be made as to the resolution of the motion or of the plaintiffs’ claims, management does not believe that any of the claims are meritorious.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes ACGL’s purchases of its common shares for the 2005 third quarter:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plan or Programs

7/1/2005-7/31/2005	21	$45.33	—	—
8/1/2005-8/31/2005	2,538	44.72	—	—
9/1/2005-9/30/2005	9,311	47.07	—	—
Total	11,870	$46.56	—	—

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

During the nine months ended September 30, 2005, the Audit Committee approved engagements of PricewaterhouseCoopers LLP for the following permitted non-audit services: tax services, tax consulting and tax compliance.

Item 6. Exhibits

Exhibit No.	Description

10.1	Agreement, dated September 6, 2005, between ACGL and Robert Clements (incorporated herein by reference from the current report on Form 8-K filed with the SEC on September 9, 2005).

15	Accountants’ Awareness Letter (regarding unaudited interim financial information) (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCH CAPITAL GROUP LTD.
(REGISTRANT)

/s/ Constantine Iordanou
Date: November 9, 2005	Constantine Iordanou
President and Chief Executive Officer (Principal Executive Officer) and Director

/s/ John D. Vollaro
Date: November 9, 2005	John D. Vollaro
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Agreement, dated September 6, 2005, between ACGL and Robert Clements (incorporated herein by reference from the current report on Form 8-K filed with the SEC on September 9, 2005).

15	Accountants’ Awareness Letter (regarding unaudited interim financial information) (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).