Form 10-K
period 2005-12-31
ARCH CAPITAL GROUP LTD.
filed 2006-03-13
CIK 947484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2005
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 0-26456

ARCH CAPITAL GROUP LTD.

(Exact name of Registrant as specified in its charter)

Bermuda	Not applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Wessex House, 45 Reid Street	(441) 278-9250
Hamilton HM 12, Bermuda	(Registrant’s telephone number,
(Address of principal executive offices)	including area code)
Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of each Exchange on which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Shares, par value $0.01 per share

8.00% Non-Cumulative Preferred Shares, Series A, $.01 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Act.  Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act.

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-accelerated Filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the closing price as reported by the NASDAQ National Market as of the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $1.4 billion.

As of March 1, 2006, there were 73,776,909 of the Registrant’s common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Part III and Part IV incorporate by reference our definitive proxy statement for the 2006 annual meeting of shareholders to be filed with the Securities and Exchange Commission before April 30, 2006.

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

Forward-looking statements involve our current assessment of risks and uncertainties. Actual events and results may differ materially from those expressed or implied in these statements. Important factors that could cause actual events or results to differ materially from those indicated in such statements are discussed below, elsewhere in this report and in our periodic reports filed with the Securities and Exchange Commission (“SEC”), and include:

•       our ability to successfully implement our business strategy during “soft” as well as “hard” markets;

•       acceptance of our business strategy, security and financial condition by rating agencies and regulators, as well as by brokers and our insureds and reinsureds;

•       our ability to maintain or improve our ratings, which may be affected by our ability to raise additional equity or debt financings, by ratings agencies’ existing or new policies and practices, as well as other factors described herein;

•       general economic and market conditions (including inflation, interest rates and foreign currency exchange rates) and conditions specific to the reinsurance and insurance markets in which we operate;

•       competition, including increased competition, on the basis of pricing, capacity, coverage terms or other factors;

•       our ability to successfully integrate, establish and maintain operating procedures (including the implementation of improved computerized systems and programs to replace and support manual systems) to effectively support our underwriting initiatives and to develop accurate actuarial data, especially in the light of the rapid growth of our business;

•       the loss of key personnel;

•       the integration of businesses we have acquired or may acquire into our existing operations;

•       accuracy of those estimates and judgments utilized in the preparation of our financial statements, including those related to revenue recognition, insurance and other reserves, reinsurance recoverables, investment valuations, intangible assets, bad debts, income taxes, contingencies and litigation, and any determination to use the deposit method of accounting, which for a relatively new insurance and reinsurance company, like our company, are even more difficult to make than those made in a mature company since limited historical information has been reported to us through December 31, 2005;

•       greater than expected loss ratios on business written by us and adverse development on claim and/or claim expense liabilities related to business written by our insurance and reinsurance subsidiaries;

•       severity and/or frequency of losses;

ii

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

•       the failure of reinsurers, managing general agents, third party administrators or others to meet their obligations to us;

•       the timing of loss payments being faster or the receipt of reinsurance recoverables being slower than anticipated by us;

•       material differences between actual and expected assessments for guaranty funds and mandatory pooling arrangements;

•       changes in accounting principles or the application of such principles by accounting firms or regulators; and

•       statutory or regulatory developments, including as to tax policy and matters and insurance and other regulatory matters such as the adoption of proposed legislation that would affect Bermuda-headquartered companies and/or Bermuda-based insurers or reinsurers and/or changes in regulations or tax laws applicable to us, our subsidiaries, brokers or customers.

In addition, other general factors could affect our results, including developments in the world’s financial and capital markets and our access to such markets.

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

iii

PART I

ITEM 1.                BUSINESS

We refer you to Item 1A “Risk Factors” for a discussion of risk factors relating to our business.

OUR COMPANY

General

Arch Capital Group Ltd. (“ACGL” and, together with its subsidiaries, the “Company,” “we,” or “us”) is a Bermuda public limited liability company with approximately $2.8 billion in capital at December 31, 2005 and, through operations in Bermuda, the United States, Europe and Canada, writes insurance and reinsurance on a worldwide basis. While we are positioned to provide a full range of property and casualty insurance and reinsurance lines, we focus on writing specialty lines of insurance and reinsurance.

We launched an underwriting initiative in October 2001 to meet current and future demand in the global insurance and reinsurance markets. Since that time, we have attracted a proven management team with extensive industry experience and enhanced our existing global underwriting platform for our insurance and reinsurance businesses. It is our belief that our underwriting platform, our experienced management team and our strong capital base that is unencumbered by significant pre-2002 risks have enabled us to establish a strong presence in the insurance and reinsurance markets. For the year ended December 31, 2005, our fourth full year of operation, we wrote $3.14 billion of net premiums, reported net income of $256.5 million and earned a return on average equity of 10.9%. Our diluted book value per share increased by 9.0% to $33.82 at December 31, 2005 from $31.03 per share at December 31, 2004.

Since late 2001, we have raised additional capital in support of the underwriting activities of our insurance and reinsurance operations. In October 2001, the commencement of our underwriting initiatives included an equity capital infusion of $763.2 million led by funds affiliated with Warburg Pincus LLC (“Warburg Pincus funds”) and Hellman & Friedman LLC (“Hellman & Friedman funds”). In April 2002, we completed a public offering of 7,475,000 of our common shares and received net proceeds of $179.2 million and, in September 2002, we received net proceeds of $74.3 million from the exercise of class A warrants by our principal shareholders and other investors. In March 2004, we completed a public offering of 4,688,750 of our common shares and received net proceeds of $179.3 million. In May 2004, we completed the public offering of $300 million principal amount of our 7.35% senior notes due May 2034 and received net proceeds of $296.4 million, of which $200 million of the net proceeds was used to repay all amounts outstanding under our existing credit facility. On February 1, 2006, we issued in a public offering $200.0 million of our 8.00% series A non-cumulative preferred shares with a liquidation preference of $25.00 per share and received net proceeds of approximately $193 million. The net proceeds of the offering will be used primarily to support the underwriting activities of our insurance and reinsurance subsidiaries.

On December 29, 2005, Arch Reinsurance Ltd. (“Arch Re Bermuda”), our Bermuda-based reinsurer, entered into a quota share reinsurance treaty with Flatiron Re Ltd., a newly-formed Bermuda reinsurance company, pursuant to which Flatiron Re Ltd. is assuming a 45% quota share of certain lines of property and marine business underwritten by Arch Re Bermuda for unaffiliated third parties for the 2006 and 2007 underwriting years (January 1, 2006 to December 31, 2007). The quota share is subject to decrease by Arch Re Bermuda under certain circumstances. In addition, in certain circumstances, Flatiron Re Ltd. may extend at its option the coverage provided by the quota share reinsurance treaty to Arch Re Bermuda’s 2008 underwriting year. We expect that Arch Re Bermuda will increase its writings in 2006 in certain lines of property and marine business in response to current market conditions.

In the 2005 fourth quarter, the holders of 37,327,502 series A convertible preference shares converted all of such shares into an equal number of common shares pursuant to the certificate of designations relating to the preference shares. Following such conversion, there are no remaining outstanding series A convertible preference shares. Since the preference shares were treated as common share equivalents in our reported financial results, the conversion had no impact on diluted net income per share or diluted book value per share.

ACGL’s registered office is located at Clarendon House, 2 Church Street, Hamilton HM 11, Bermuda (telephone number: (441) 295-1422), and its principal executive offices are located at Wessex House, 45 Reid Street, Hamilton HM 12, Bermuda (telephone number: (441) 278-9250). ACGL makes available free of charge through its website, located at http://www.archcapgroup.bm, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). The public may read and copy any materials ACGL files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (such as ACGL) and the address of that site is http://www.sec.gov.

Our History

ACGL was formed in September 2000 and became the sole shareholder of Arch Capital Group (U.S.) Inc. (“Arch-U.S.”) pursuant to an internal reorganization transaction completed in November 2000, as described below. Arch-U.S. is a Delaware company formed in March 1995 under the original name of “Risk Capital Holdings, Inc.,” which commenced operations in September 1995 following the completion of an initial public offering. From that time until May 2000, Arch-U.S. provided reinsurance and other forms of capital for insurance companies through its wholly owned subsidiary, Arch Reinsurance Company (“Arch Re U.S.”), a Nebraska corporation formed in 1995 under the original name of “Risk Capital Reinsurance Company.”

On May 5, 2000, Arch-U.S. sold the prior reinsurance operations of Arch Re U.S. to Folksamerica Reinsurance Company (“Folksamerica”) in an asset sale, but retained its surplus and U.S.-licensed reinsurance platform. The sale was precipitated by, among other things, losses on the reinsurance business of Arch Re U.S. and increasing competition, which had been adversely affecting the results of operations and financial condition of Arch Re U.S. The Folksamerica transaction, which resulted from extensive arm’s length negotiation, was structured as a transfer and assumption agreement (and not as reinsurance) and, accordingly, the loss reserves (and any related reinsurance recoverables) related to the transferred business are not included in the balance sheet of Arch Re U.S. However, in the event that Folksamerica refuses or is unable to make payment of claims on the reinsurance business assumed by it in the May 2000 sale and the notice given to reinsureds is found not to be an effective release by such reinsureds, Arch Re U.S. would be liable for such claims. In addition, Arch Re U.S. retained all liabilities not assumed by Folksamerica, including all liabilities not arising under reinsurance agreements transferred to Folksamerica in the asset sale. On November 8, 2000, following the approval by Arch-U.S.’s shareholders, Arch-U.S. completed an internal reorganization that resulted in Arch-U.S. becoming a wholly owned subsidiary of ACGL.

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

The development of our underwriting platform included the following steps: (1) after the completion of the Folksamerica asset sale, we retained our U.S.-licensed reinsurer, Arch Re U.S., and Arch Excess & Surplus Insurance Company (formerly known as Cross River Insurance Company) (“Arch E&S”), currently an approved excess and surplus lines insurer in 44 states and the District of Columbia and an admitted insurer in one state; (2) in May 2001, we formed Arch Re Bermuda, our Bermuda-based reinsurance and insurance subsidiary; (3) in June 2001, we acquired Arch Risk Transfer Services Ltd., which included Arch Insurance Company (formerly known as First American Insurance Company) (“Arch Insurance”), currently an admitted insurer in 50 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands and rent-a-captive and other facilities that provide insurance and alternative risk transfer services; (4) in February 2002, we acquired Arch Specialty Insurance Company (formerly known as Rock River Insurance Company) (“Arch Specialty”), currently an approved excess and surplus lines insurer in 48 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands and an admitted insurer in one state; (5) in June 2003, we acquired Western Diversified Casualty Insurance Company (“Western Diversified”), an admitted insurer in 48 states and the District of Columbia; (6) in May 2004, our London-based subsidiary, Arch Insurance Company (Europe) Limited (“Arch-Europe”), was approved by the Financial Services Authority in the U.K. to commence insurance underwriting activities and began writing a range of specialty commercial lines in Europe and the U.K. during the 2004 third quarter; and (7) in January 2005, Arch Insurance received its federal license to commence underwriting in Canada and began writing business in the first quarter of 2005. All liabilities arising out of the business of Arch Specialty and Western Diversified prior to the closing of our acquisitions of such companies were reinsured and guaranteed by the respective sellers, Sentry Insurance a Mutual Company (“Sentry”) and Protective Life Corporation and certain of its affiliates.

In addition, during the 2004 fourth quarter, we completed the sale of two operating units which were not considered part of our core insurance and reinsurance operations. In October 2004, we sold Hales & Company Inc., our merchant banking operations. In December 2004, we sold American Independent Insurance Holding Company, Inc. (“American Independent”), The Personal Service Insurance Co. (“PSIC”) and affiliated entities, which conducted our non-standard automobile insurance operations. During specified periods, our reinsurance group will continue to provide reinsurance to American Independent and PSIC.

Operations

We classify our businesses into two underwriting segments, reinsurance and insurance. For an analysis of our underwriting results by segment, see note 3, “Segment Information,” of the notes accompanying our consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our Reinsurance Operations

Our reinsurance operations are conducted on a worldwide basis through our reinsurance subsidiaries, Arch Re Bermuda and Arch Re U.S. Our reinsurance group has two offices, one located in Hamilton, Bermuda and the other in Morristown, New Jersey. As of March 1, 2006, our reinsurance group had approximately 85 employees.

Strategy.   Our reinsurance group’s strategy is to capitalize on our financial capacity, experienced management and operational flexibility to offer multiple products through our Bermuda- and U.S.-based operations. The reinsurance group’s operating principles are to:

•       Actively Select and Manage Risks.   Our reinsurance group only underwrites business that meets certain profitability criteria, and it emphasizes disciplined underwriting over premium growth. To this end, our reinsurance group maintains centralized control over reinsurance underwriting guidelines and authorities.

•       Maintain Flexibility and Respond to Changing Market Conditions.   Our reinsurance group’s organizational structure and philosophy allows it to take advantage of increases or changes in demand or favorable pricing trends. Our reinsurance group believes that its existing Bermuda- and U.S.-based platform, broad underwriting expertise and substantial capital facilitates adjustments to its mix of business geographically and by line and type of coverage. Our reinsurance group believes that this flexibility allows it to participate in those market opportunities that provide the greatest potential for underwriting profitability.

•       Maintain a Low Cost Structure.   Our reinsurance group believes that maintaining tight control over its staffing level and operating as a broker market reinsurer permits it to maintain low operating costs relative to its capital and premiums.

Our reinsurance group writes business on both a proportional and non-proportional basis. In a proportional reinsurance arrangement (also known as pro rata reinsurance, quota share reinsurance or participating reinsurance), the reinsurer shares a proportional part of the original premiums and losses of the reinsured. The reinsurer pays the cedent a commission which is generally based on the cedent’s cost of acquiring the business being reinsured (including commissions, premium taxes, assessments and miscellaneous administrative expenses) and may also include a profit factor. Non-proportional (or excess of loss) reinsurance indemnifies the reinsured against all or a specified portion of losses on underlying insurance policies in excess of a specified amount, which is called a “retention.” Non-proportional business is written in layers and a reinsurer or group of reinsurers accepts a band of coverage up to a specified amount. The total coverage purchased by the cedent is referred to as a “program.” Any liability exceeding the upper limit of the program reverts to the cedent.

Our reinsurance group generally seeks to write significant lines on less commoditized classes of coverage such as specialty property and casualty reinsurance treaties. However, with respect to other classes of coverage, such as property catastrophe and casualty clash, our reinsurance group participates in a relatively large number of treaties and assumes smaller lines where it believes that it can underwrite and process the business efficiently.

Our reinsurance group focuses on the following areas:

•       Casualty.   Our reinsurance group reinsures third party liability and workers’ compensation exposures from ceding company clients primarily on a treaty basis. The exposures that it reinsures include, among others, directors’ and officers’ liability, professional liability, automobile liability, workers’ compensation and excess and umbrella liability. Our reinsurance group writes this business on a proportional and non-proportional basis. On proportional and non-proportional “working casualty business,” which is treated separately from casualty clash business, our reinsurance group prefers to write treaties where there is a meaningful amount of actuarial data and where loss activity is more predictable.

•       Property Excluding Property Catastrophe.   Our reinsurance group reinsures individual property risks of ceding company clients on a treaty basis. Property per risk treaty and pro rata reinsurance contracts written by our reinsurance group cover claims from individual insurance policies issued by reinsureds and include both personal lines and commercial property exposures (principally covering buildings, structures, equipment and contents). The primary perils in this business include fire, explosion, collapse, riot, vandalism, wind, tornado, flood and earthquake.

•       Other Specialty.   Our reinsurance group writes other specialty lines, including non-standard automobile, multi-line contracts, surety, accident and health, trade credit and political risk.

•       Property Catastrophe.   Our reinsurance group reinsures catastrophic perils for our reinsureds on a treaty basis. Treaties in this type of business provide protection for most catastrophic losses that are covered in the underlying policies written by our reinsureds. The primary perils in our reinsurance group’s portfolio include hurricane, earthquake, flood, tornado, hail and fire. Our reinsurance group may also provide coverage for other perils on a case-by-case basis. Property catastrophe reinsurance provides coverage on an excess of loss basis when aggregate losses and loss adjustment expense from a single occurrence of covered peril exceed the retention specified in the contract. The multiple claimant nature of property catastrophe reinsurance requires careful monitoring and control of cumulative aggregate exposure.

•       Marine and Aviation.   Our reinsurance group writes marine business, which includes coverages for hull, cargo, transit and offshore oil and gas operations, and aviation business, which includes coverages for airline and general aviation risks. Business written may also include space business, which includes coverages for satellite assembly, launch and operation for commercial space programs.

•       Other.   Our reinsurance group also writes non-traditional business that is intended to provide insurers with risk management solutions that complement traditional reinsurance and casualty clash business.

Underwriting Philosophy.   Our reinsurance group employs a disciplined, analytical approach to underwriting reinsurance risks that is designed to specify an adequate premium for a given exposure commensurate with the amount of capital it anticipates placing at risk. A number of our reinsurance group’s underwriters are also actuaries. It is our reinsurance group’s belief that employing actuaries on the front-end of the underwriting process gives it an advantage in evaluating risks and constructing a high quality book of business.

As part of the underwriting process, our reinsurance group typically assesses a variety of factors, including:

•       adequacy of underlying rates for a specific class of business and territory;

•       the reputation of the proposed cedent and the likelihood of establishing a long-term relationship with the cedent, the geographic area in which the cedent does business, together with its catastrophe exposures, and our aggregate exposures in that area;

•       historical loss data for the cedent and, where available, for the industry as a whole in the relevant regions, in order to compare the cedent’s historical loss experience to industry averages;

•       projections of future loss frequency and severity; and

•       the perceived financial strength of the cedent.

Premiums Written and Geographic Distribution.   Set forth below is summary information regarding net premiums written for our reinsurance group:

	Years Ended December 31,
	2005		2004		2003
	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(U.S. dollars in thousands)
Net premiums written
Casualty(1)	$753,829	45.5	$828,672	52.2	$648,119	41.4
Property excluding property catastrophe	339,643	20.5	281,317	17.7	302,560	19.3
Other specialty	251,519	15.2	243,474	15.3	360,148	23.0
Property catastrophe	162,519	9.8	103,372	6.5	99,562	6.4
Marine and aviation	108,981	6.6	89,156	5.6	91,706	5.8
Other	40,981	2.4	42,057	2.7	64,724	4.1
Total	$1,657,472	100.0	$1,588,048	100.0	$1,566,819	100.0
Net premiums written by client location
United States	$898,980	54.2	$943,972	59.4	$921,833	58.8
Europe	437,663	26.4	350,263	22.1	446,086	28.5
Bermuda	188,321	11.4	136,566	8.6	92,006	5.9
Canada	76,110	4.6	93,530	5.9	50,179	3.2
Asia and Pacific	25,000	1.5	29,863	1.9	20,912	1.3
Other	31,398	1.9	33,854	2.1	35,803	2.3
Total	$1,657,472	100.0	$1,588,048	100.0	$1,566,819	100.0

(1)          Includes professional liability and executive assurance business.

Marketing.   Our reinsurance group markets its reinsurance products through brokers. Brokers do not have the authority to bind our reinsurance group with respect to reinsurance agreements, nor does our reinsurance group commit in advance to accept any portion of the business that brokers submit to them. Our reinsurance group generally pays brokerage fees to brokers based on negotiated percentages of the premiums written through such brokers. For information on major brokers, see note 11, “Commitments and Contingencies—Concentrations of Credit Risk,” of the notes accompanying our consolidated financial statements.

Risk Management and Retrocession.   Our reinsurance group currently purchases retrocessional coverage as part of their risk management program. They also participate in “common account” retrocessional arrangements for certain treaties. Such arrangements reduce the effect of individual or aggregate losses to all companies participating in such treaties, including the reinsurers. Arch Re Bermuda, our Bermuda-based reinsurer, entered into a quota share reinsurance treaty with Flatiron Re Ltd., a newly-formed Bermuda reinsurance company, pursuant to which Flatiron Re Ltd. is assuming a 45% quota share of certain lines of property and marine business underwritten by Arch Re Bermuda for unaffiliated third parties for the 2006 and 2007 underwriting years (January 1, 2006 to December 31, 2007).         See “—General.” Our reinsurance group will continue to evaluate its retrocessional requirements. See note 4, “Reinsurance,” of the notes accompanying our consolidated financial statements.

For catastrophe exposed reinsurance business, our reinsurance group seeks to limit the amount of exposure it assumes from any one reinsured and the amount of the aggregate exposure to catastrophe losses in any one geographic zone. For a discussion of our risk management policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Certain Matters Which May Materially Affect Our Results of Operations and/or Financial Condition—Natural and Man-Made Catastrophic Events” and “Risk Factors—Risk Relating to Our Industry—The failure of any of the loss limitation methods we employ could have a material adverse effect on our financial condition or results of operations.”

Claims Management.   Claims management includes the receipt of initial loss reports, creation of claim files, determination of whether further investigation is required, establishment and adjustment of case reserves and payment of claims. Additionally, audits are conducted for both specific claims and overall claims procedures at the offices of selected ceding companies. Our reinsurance group makes use of outside consultants for claims work from time to time.

Our Insurance Operations

Our insurance operations are conducted in Bermuda, the United States, Europe and Canada. Our insurance operations in Bermuda are conducted through Arch Insurance (Bermuda), a division of Arch Re Bermuda, which has an office in Hamilton, Bermuda. In the U.S., our insurance group’s principal insurance subsidiaries are Arch Insurance, Arch E&S and Arch Specialty. The headquarters for our insurance group’s U.S. operations is located in New York City. There are additional offices throughout the U.S., including principal offices located in: Atlanta, Georgia; Chicago, Illinois; New York, New York; San Francisco, California; and St. Paul, Minnesota. Arch Insurance has a branch office in Toronto, Canada, which began writing business in the first quarter of 2005. Our insurance group’s European operations are conducted through Arch-Europe, based in London, which became operational during the 2004 third quarter. Arch-Europe also has offices in Germany. As of March 1, 2006, our insurance group had approximately 850 employees.

Strategy.   Our insurance group’s strategy is to operate in lines of business in which underwriting expertise can make a meaningful difference in operating results. They focus on talent rather than labor intensive business and seek to operate profitably (on both a gross and net basis) across all of their product lines. To achieve these objectives, our insurance group’s operating principles are to:

•       Capitalize on Profitable Underwriting Opportunities.   Our insurance group believes that its experienced management and underwriting teams are positioned to locate and identify types of business with attractive risk/reward characteristics. As profitable underwriting opportunities are identified, our insurance group will continue to seek to make additions to their product portfolio in order to take advantage of market trends. This could include adding underwriting and other professionals with specific expertise in specialty lines of insurance.

•       Centralize Responsibility for Underwriting.   Our insurance group consists of eight product lines. The underwriting executive in charge of each product line oversees the underwriting within such product line. Our insurance group believes that such centralized control allows for close control of underwriting and creates clear accountability for results. Our U.S. insurance group has four regional offices, and the executives in charge of these regions are primarily responsible for managing the distribution of our insurance group’s products through its brokerage appointments.

•       Maintain a Disciplined Underwriting Philosophy.   Our insurance group’s underwriting philosophy is to generate an underwriting profit through prudent risk selection and proper pricing. Our insurance group believes that the key to this approach is adherence to uniform underwriting standards across all types of business. Our insurance group’s senior management closely monitors the underwriting process.

•       Focus on Providing Superior Claims Management.   Our insurance group believes that claims handling is an integral component of credibility in the market for insurance products. Therefore, our insurance group believes that its ability to handle claims expeditiously and satisfactorily is a key to its success. Our insurance group employs experienced claims professionals and also utilizes nationally recognized external claims managers (third party administrators).

•       Utilize an Open Brokerage Distribution System.   Our insurance group believes that by utilizing an open brokerage distribution system, it can efficiently access a broad customer base while maintaining underwriting control.

Our insurance group writes business on both an admitted and non-admitted basis. Our insurance group focuses on the following areas:

•       Casualty.   Our insurance group’s casualty unit writes casualty business on both a primary and excess basis for commercial clients.

•       Professional Liability.   Our insurance group’s professional liability unit has the following principal areas of focus: (1) large law and accounting firms and professional programs; (2) miscellaneous professional liability, including coverages for consultants, systems integrations, wholesalers, captive agents and managing general agents; and (3) travel insurance.

•       Programs.   Our insurance group’s programs unit targets program managers with unique expertise and niche products offering general liability, commercial automobile, inland marine, non-catastrophe-exposed and catastrophe-exposed property business. This unit offers primarily package policies, underwriting workers’ compensation and umbrella liability business in support of desirable package programs.

•       Property, Marine and Aviation.   Our insurance group’s property unit provides property, energy, aviation and marine insurance coverages for commercial clients, including catastrophe-exposed property coverage.

•       Construction and Surety.   Our insurance group’s construction and surety unit, which was added in 2003, provides primary and excess casualty and contract surety coverages. In support of this initiative, in March 2003, our insurance group acquired the renewal rights to Kemper Insurance’s contract and specialty surety products written through the Kemper Surety division, including Lou Jones Associates. As part of this transaction, our insurance group hired Kemper’s surety management team and members of its staff, and did not assume any run-off liabilities of the Kemper Surety division. In addition, our insurance group’s construction and surety unit provides coverage for environmental and design professionals, including policies for architectural and engineering firms and construction projects, and pollution legal liability coverage for fixed sites.

•       Executive Assurance.   Our insurance group’s executive assurance unit focuses on directors’ and officers’ liability insurance coverages for corporate and financial institution clients. Our insurance group also writes financial institution errors and omissions coverages, employment practices liability insurance, pension trust errors and omissions insurance and fidelity bonds.

•       Healthcare.   Our insurance group’s healthcare unit has three principal areas of focus: (1) lead umbrella coverages over self-insured retentions for large healthcare accounts, such as hospitals, physician group practices and multi-state outpatient facility operations; (2) excess coverages for hospitals and other healthcare facilities; and (3) primary professional and general liability coverages for healthcare facilities that provide outpatient care and/or services.

•       Other.   The “other” category is primarily comprised of alternative markets business, including corporate risk programs, and collateral protection business. The “other” category also included our insurance group’s non-standard automobile insurance operations until such operations were sold in the 2004 fourth quarter.

Underwriting Philosophy.   Our insurance group’s underwriting philosophy is to generate an underwriting profit (on both a gross and net basis) through prudent risk selection and proper pricing across all types of business. One key to this philosophy is the adherence to uniform underwriting standards across each product line that focuses on the following:

•       risk selection;

•       desired attachment point;

•       limits and retention management;

•       due diligence, including financial condition, claims history, management, and product, class and territorial exposure;

•       underwriting authority and appropriate approvals; and

•       collaborative decision-making.

Premiums Written and Geographic Distribution.   Set forth below is summary information regarding net premiums written for our insurance group:

	Years Ended December 31,
	2005		2004		2003
	Amountl	% of Total	Amount	% of Total	Amount	% of Total
	(U.S. dollars in thousands)
Net premiums written
Casualty	$271,788	18.3	$289,816	20.8	$224,596	19.2
Professional liability	235,612	15.9	194,904	14.0	105,648	9.0
Programs	232,156	15.7	284,911	20.5	344,915	29.4
Property, marine and aviation	228,642	15.4	178,654	12.8	121,393	10.4
Construction and surety	196,540	13.3	165,347	11.9	143,581	12.3
Executive assurance	181,777	12.3	128,224	9.2	114,268	9.7
Healthcare	70,928	4.8	62,885	4.5	38,127	3.3
Other	63,857	4.3	87,243	6.3	79,068	6.7
Total	$1,481,300	100.0	$1,391,984	100.0	$1,171,596	100.0
Net premiums written by client location
United States	$1,293,938	87.4	$1,330,165	95.6	$1,140,064	97.3
Europe	107,283	7.2	29,397	2.1	4,627	0.4
Other	80,079	5.4	32,422	2.3	26,905	2.3
Total	$1,481,300	100.0	$1,391,984	100.0	$1,171,596	100.0

Marketing.   Our insurance group’s products are marketed principally through licensed independent brokers and wholesalers. Clients (insureds) are referred to our insurance group through a large number of international, national and regional brokers, acting as their agents, and captive managers who receive from the insured or ceding company a set fee or brokerage commission usually equal to a percentage of gross premiums. In the past, our insurance group had also entered into contingent commission arrangements with some intermediaries that provide for the payment of additional commissions based on volume or profitability of business. In general, our insurance group has no implied or explicit commitments to accept business from any particular broker and, neither brokers nor any other third party has the authority to bind our insurance group, except in the case where underwriting authority may be delegated contractually to selected program administrators. Such administrators are subject to a due diligence financial and operational review prior to any such delegation of authority and ongoing reviews and audits are carried out as deemed necessary by our insurance group to assure the continuing integrity of underwriting and related business operations. See “Risk Factors—Risks Relating to Our Company—We could be materially adversely affected to the extent that managing general agents, general agents and other producers in our program business exceed their underwriting authorities or otherwise breach obligations owed to us.” For information on major brokers, see note 11, “Commitments and Contingencies—Concentrations of Credit Risk,” of the notes accompanying our consolidated financial statements.

Risk Management and Reinsurance.   In the normal course of business, our insurance group may cede a portion of its premium through quota share, surplus share, excess of loss and facultative reinsurance agreements. Reinsurance arrangements do not relieve our insurance group from its obligations to insureds. Reinsurance recoverables are recorded as assets, predicated on the reinsurers’ ability to meet their obligations under the reinsurance agreements. If the reinsurers are unable to satisfy their obligations under the agreements, our insurance subsidiaries would be liable for such defaulted amounts. Our insurance subsidiaries, through reinsurance security committees (“RSC”), are selective with regard to reinsurers, seeking to place reinsurance with only those reinsurers which meet and maintain specific standards of established criteria for financial strength. Each RSC evaluates the financial viability of its reinsurers through financial analysis, research and review of rating agencies’ reports and also monitors reinsurance recoverables and letters of credit with unauthorized reinsurers and conducts ongoing assessments of reinsurers, including financial stability, appropriate licensing, reputation, claims paying ability and underwriting philosophy. Our insurance group will continue to evaluate its reinsurance requirements. See note 4, “Reinsurance,” of the notes accompanying our consolidated financial statements.

For catastrophe exposed insurance business, our insurance group seeks to limit the amount of exposure it assumes to catastrophic losses through a combination of managing aggregate limits, underwriting guidelines and reinsurance. For a discussion of our risk management policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Certain Matters Which May Materially Affect Our Results of Operations and/or Financial Condition—Natural and Man-Made Catastrophic Events” and “Risk Factors—Risk Relating to Our Industry—The failure of any of the loss limitation methods we employ could have a material adverse effect on our financial condition or results of operations.”

Claims Management.   Our insurance group’s claims personnel provide underwriting and loss service support to the group. Members of our insurance group’s claims departments work with underwriting professionals as functional teams in order to develop products and services that the group’s customers desire and, in certain cases, use independent national claims firms (third party administrators) for investigations and field adjustments.

Employees

As of March 1, 2006, ACGL and its subsidiaries employed approximately 980 full-time employees.

Reserves

We believe we apply a conservative reserving philosophy for both our insurance and reinsurance operations. Reserve estimates are derived after extensive consultation with individual underwriters, actuarial analysis of the loss reserve development and comparison with market benchmarks. We continue to build our actuarial staff and utilize both internal and external actuaries. Generally, reserves are established without regard to whether we may subsequently contest the claim. We do not currently discount our loss reserves.

Loss reserves represent estimates of what the insurer or reinsurer ultimately expects to pay on claims at a given time, based on facts and circumstances then known, and it is probable that the ultimate liability may exceed or be less than such estimates. Even actuarially sound methods can lead to subsequent adjustments to reserves that are both significant and irregular due to the nature of the risks written. Loss reserves are inherently subject to uncertainty. In establishing the reserves for losses and loss adjustment expenses, we have made various assumptions relating to the pricing of our reinsurance contracts and insurance policies and have also considered available historical industry experience and current industry conditions. The timing and amounts of actual claim payments related to recorded reserves vary based on many factors including large individual losses, changes in the legal environment, as well as general market conditions. The ultimate amount of the claim payments could differ materially from our estimated amounts. Certain lines of business written by us, such as excess casualty, have loss experience characterized as low frequency and high severity. This may result in significant variability in loss payment patterns and, therefore, may impact the related asset/liability investment management process in order to be in a position, if necessary, to make these payments. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, Estimates and Recent Accounting Pronouncements—Reserves for Losses and Loss Adjustment Expenses.”

The following table represents the development of loss reserves as determined under accounting principles generally accepted in the United States of America (“GAAP”) for the years ended December 31, 1996 through 2005. This table does not present accident or policy year development data. Results for the years ended December 31, 1996 to 2000 relate to our prior reinsurance operations, which were sold on May 5, 2000 to Folksamerica. With respect to the year ended December 31, 2000, no reserves are reported in the table below because all reserves for business written through May 5, 2000 were assumed by Folksamerica in the May 5, 2000 asset sale, and we did not write or assume any business during 2000 subsequent to the asset sale. Activity subsequent to 2000 relates to acquisitions made by us and our underwriting initiatives that commenced in October 2001.

The top line of the table shows the reserves, net of reinsurance recoverables, at the balance sheet date for each of the indicated years. This represents the estimated amounts of net losses and loss adjustment expenses arising in all prior years that are unpaid at the balance sheet date, including incurred but not reported (“IBNR”) reserves. The table also shows the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years. The “cumulative redundancy (deficiency)” represents the aggregate change in the estimates over all prior years. The table also shows the cumulative amounts paid as of successive years with respect to that reserve liability. In addition, the table reflects the claim development of the gross balance sheet reserves for the years ended December 31, 1996 through 2005. With respect to the information in the table, it should be noted that each amount includes the effects of all changes in amounts for prior periods.

Development of GAAP Reserves

Cumulative Redundancy (Deficiency)

	Years Ended December 31,
	1996	1997	1998	1999	2000	2001	2002	2003(a)	2004	2005
	(U.S. dollars in millions)
Reserve for losses and loss adjustment expenses, net of reinsurance recoverables	$20	$71	$186	$309	—	$21	$381	$1,543	$2,875	$4,063
Cumulative net paid losses as of:
One year later	9	19	88	311	—	15	82	278	449
Two years later	10	33	216	311	—	19	141	437
Three years later	12	64	216	311	—	24	172
Four years later	18	64	216	311	—	26
Five years later	18	64	216	311	—
Six years later	18	64	216	311
Seven years later	18	64	216
Eight years later	18	64
Nine years later	18
Net re-estimated reserve as of:
One year later	20	68	216	311	—	25	340	1,444	2,756
Two years later	19	65	216	311	—	25	335	1,353
Three years later	18	64	216	311	—	27	335
Four years later	18	64	216	311	—	27
Five years later	18	64	216	311	—
Six years later	18	64	216	311
Seven years later	18	64	216
Eight years later	18	64
Nine years later	18
Cumulative net redundancy (deficiency)	$2	$7	$(30)	$(2)	—	$(6)	$46	$190	$119
Cumulative net redundancy (deficiency) as a percentage of net reserves	10.0%	8.5%	(16.1)%	(1.0)%	—	(30.4)%	12.0%	12.3%	4.1%
Gross reserve for losses and loss adjustment expenses	$20	$71	$216	$365	—	$111	$592	$1,912	$3,493	$5,453
Reinsurance recoverable	—	—	(30)	(56)	—	(90)	(211)	(369)	(618)	(1,390)
Net reserve for losses and loss adjustment expenses	20	71	186	309	—	21	381	1,543	$2,875	$4,063
Gross re-estimated reserve	18	64	246	367	—	189	586	1,718	3,379
Re-estimated reinsurance recoverable	—	—	(30)	(56)	—	(162)	(251)	(365)	(623)
Net re-estimated reserve	18	64	216	311	—	27	335	1,353	2,756
Gross re-estimated redundancy (deficiency)	$2	$7	$(30)	$(2)	—	$(78)	$6	$194	$114

(a)                 Paid amounts include $21.9 million of reserves related to our non-standard automobile business that was sold in 2004 (see “—Our History”).

The following table represents an analysis of losses and loss adjustment expenses and a reconciliation of the beginning and ending reserve for losses and loss adjustment expenses.

	Years Ended December 31,
	2005	2004	2003
	(U.S. dollars in thousands)
Reserve for losses and loss adjustment expenses at beginning of year	$3,492,759	$1,911,596	$592,432
Unpaid losses and loss adjustment expenses recoverable	617,607	369,080	211,100
Net reserve for losses and loss adjustment expenses at beginning of year	2,875,152	1,542,516	381,332
Increase (decrease) in net losses and loss adjustment expenses incurred relating to losses occurring in:
Current year	2,120,962	1,975,312	1,454,533
Prior years	(119,013)	(98,707)	(40,982)
Total net incurred losses and loss adjustment expenses	2,001,949	1,876,605	1,413,551
Net losses and loss adjustment expense reserves of acquired (sold) companies	—	(21,944)	—
Exchange rate effects	(55,854)	39,930	17,492
Less net losses and loss adjustment expenses paid relating to losses occurring in:
Current year	308,954	314,545	154,897
Prior years	449,235	247,410	114,962
Total net paid losses and loss adjustment expenses	758,189	561,955	269,859
Net reserve for losses and loss adjustment expenses at end of year	4,063,058	2,875,152	1,542,516
Unpaid losses and loss adjustment expenses recoverable	1,389,768	617,607	369,080
Reserve for losses and loss adjustment expenses at end of year	$5,452,826	$3,492,759	$1,911,596

Our reserving method to date has primarily been the expected loss method, which is commonly applied when limited loss experience exists. We select the initial expected loss and loss adjustment expense ratios based on information derived by our underwriters and actuaries during the initial pricing of the business, supplemented by industry data where appropriate. These ratios consider, among other things, rate changes and changes in terms and conditions that have been observed in the market. Any estimates and assumptions made as part of the reserving process could prove to be inaccurate due to several factors, including the fact that limited historical information has been reported to us through December 31, 2005. As actual loss information is reported to us and we develop our own loss experience, our reserving methods will also include other actuarial techniques.

During 2005, on a gross and net basis, we recorded a redundancy on reserves recorded in prior years of approximately $113.9 million and $119.0 million, respectively. The net favorable development consisted of $91.2 million from our reinsurance segment and $27.8 million from our insurance segment. Of the net favorable development in the reinsurance segment, $85.3 million was due to short-tail lines, mainly property, and primarily resulted from better than anticipated loss emergence. Such amount was partially offset by an increase in acquisition expenses of $9.0 million, primarily as a result of the commutation of certain treaties. In addition, in its reserving process in 2002 and 2003, the reinsurance segment recognized that there is a possibility that the assumptions made could prove to be inaccurate due to several factors primarily related to the start up nature of its operations. Due to the availability of additional data, and based on reserve analyses, it was determined that it was no longer necessary to continue to include such factors. Based on the level of claims activity reported to date, the reinsurance segment reduced the amount of reserves it had recorded in 2002 and 2003 by $9.8 million. Except as discussed above, the estimated favorable development in the reinsurance segment’s prior year reserves did not reflect any significant changes in the key assumptions we made to estimate these reserves at December 31, 2004. Prior to 2005, the insurance segment’s reserving method relied heavily on industry data. In 2005, the insurance segment began to give a relatively small amount of weight to its own experience. As a result, the insurance segment reduced loss selections for some lines, in particular those written on a claims-made basis and for which it now has a reasonable level of credible data. The insurance segment’s net favorable development was primarily due to reductions in reserves in medium-tailed and longer-tailed lines of business resulting from such changes.

During 2004, on a gross and net basis, we recorded a redundancy on reserves recorded in prior years of approximately $98.5 million and $98.7 million, respectively. The net favorable development consisted of $85.3 million from our reinsurance segment and $13.4 million from our insurance segment. Of the net favorable development in the reinsurance segment, $74.1 million was due to short-tail lines and primarily resulted from better than anticipated loss emergence. Such amount was partially offset by an increase in acquisition expenses of $21.7 million, primarily as a result of the commutation of certain treaties. As noted above, in its reserving process in 2002 and 2003, the reinsurance segment recognized that there is a possibility that the assumptions made could prove to be inaccurate due to several factors primarily related to the start up nature of its operations. Following a reserve review in the 2004 fourth quarter, and based on the level of claims activity reported to date, the reinsurance segment reduced the amount of reserves it had recorded in 2002 and 2003 by $7.3 million. Except as discussed above, the estimated favorable development in the reinsurance segment’s prior year reserves did not reflect any significant changes in the key assumptions we made to estimate these reserves at December 31, 2003. The net favorable development in the insurance segment was primarily due to the fact that both the frequency and severity of reported losses were less than the levels anticipated for property and other short-tail business at December 31, 2003. Such amounts were partially offset by $8.8 million of estimated adverse development in program business during 2004.

During 2003, on a net basis, we recorded a redundancy on reserves recorded in prior years of approximately $41.0 million. The net favorable development consisted of $42.7 million of net favorable development from our reinsurance segment and $1.7 million of net adverse development from our insurance segment. The net favorable development for our reinsurance segment primarily resulted from the fact that both the frequency and the severity of reported losses were lower than the assumed level of losses established at December 31, 2002 for property and other short-tail business. The estimated favorable development in our reinsurance segment did not reflect any changes in key assumptions we made to estimate such reserves at December 31, 2002. The net adverse development for our insurance segment primarily resulted from adverse development in the non-standard automobile business and program business, which was partially offset by favorable development in short-tail lines. During 2003, on a gross basis, we recorded a deficiency on reserves recorded in prior years of approximately $17.9 million, which consisted of a deficiency of $61.3 million in our insurance segment, offset by a $43.4 million redundancy in our reinsurance segment. Substantially all of such deficiency resulted from gross development on reserves related to the February 2002 acquisition of Arch Specialty, purchased for the purpose of obtaining excess and surplus lines authorizations for our insurance operations. In connection with this acquisition, the seller, Sentry, agreed to reinsure and guarantee all liabilities arising out of Arch Specialty’s business prior to the closing of the acquisition. During 2003, Sentry provided notice to us that it believed the reserves, on a gross basis, should be increased by $58.3 million, primarily related to directors and officers business that was written prior to our acquisition. Although the recording of such amounts resulted in a gross deficiency in our 2002 reported reserves, it did not impact our net development because all such liabilities have been assumed by Sentry through guarantee and other agreements, as described above. In addition, substantially all of the recoverable from Sentry is still subject to the original reinsurance agreements inuring to Arch Specialty and, to the extent Sentry fails to comply with its payment obligations to us, we may obtain reimbursement from the third party reinsurers under such agreements.

We are subject to credit risk with respect to our reinsurance and retrocessions because the ceding of risk to reinsurers and retrocessionaires does not relieve us of our liability to the clients or companies we insure or reinsure. Our failure to establish adequate reinsurance or retrocessional arrangements or the failure of our existing reinsurance or retrocessional arrangements to protect us from overly concentrated risk exposure could adversely affect our financial condition and results of operations. Although we monitor the financial condition of our reinsurers and retrocessionaires and attempt to place coverages only with substantial, financially sound carriers, we may not be successful in doing so. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Certain Matters Which May Materially Affect Our Results of Operations and/or Financial Condition—Reinsurance Protection and Recoverables.”

Investments

At December 31, 2005, consolidated cash and invested assets totaled approximately $7.12 billion, consisting of $905.5 million of cash and short-term investments, $6.14 billion of fixed maturities and fixed maturities pledged under securities lending agreements and $70.2 million of other investments. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investments.”

The following table summarizes the fair value of our cash and invested assets at December 31, 2005 and 2004:

	December 31,
	2005		2004
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(U.S. dollars in thousands)
Cash and short-term investments(1)	$905,464	12.7	$268,823	4.6
Fixed maturities and fixed maturities pledged under securities lending agreements(1):
U.S. government and government agencies	2,106,866	29.6	2,266,411	38.9
Corporate bonds	1,595,559	22.4	1,419,911	24.3
Municipal bonds	623,822	8.8	536,742	9.2
Asset backed securities	591,401	8.3	766,651	13.1
Commercial mortgage backed securities	469,984	6.6	81,009	1.4
Non-U.S. government securities	379,328	5.3	316,311	5.4
Mortgage backed securities	376,793	5.3	158,086	2.7
Sub-total	6,143,753	86.3	5,545,121	95.0
Other investments	70,233	1.0	21,571	0.4
Total cash and invested assets(1)	$7,119,450	100.0	$5,835,515	100.0

(1)          In our securities lending transactions, we receive collateral in excess of the market value of the fixed maturities and short-term investments pledged under securities lending agreements. For purposes of this table, we have excluded the $893.4 million of collateral received which is reflected as “short-term investment of funds received under securities lending agreements, at fair value” and included the $863.9 million of “fixed maturities and short-term investments pledged under securities lending agreements, at fair value.” Of such amount, $1.1 million related to short-term investments and $862.8 million related to fixed maturities.

Our current investment guidelines and approach stress preservation of capital, market liquidity and diversification of risk. Our investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities. At December 31, 2005, approximately 96% of our fixed maturities and fixed maturities pledged under securities lending agreements were rated investment grade by Standard & Poor’s Rating Services (“Standard & Poor’s”). At December 31, 2005, our fixed maturities, fixed maturities pledged under securities lending agreements and short-term investments had an average Standard & Poor’s quality rating of “AA+” and an average effective duration of approximately 3.3 years.

During the 2005 third quarter, we began a securities lending program under which certain of our fixed income portfolio securities are loaned to third parties, primarily major brokerage firms, for short periods of time through a lending agent. Such securities have been reclassified as “Fixed maturities and short-term investments pledged under securities lending agreements.” We maintain control over the securities we lend, retain the earnings and cash flows associated with the loaned securities and receive a fee from the borrower for the temporary use of the securities. Collateral received, primarily in the form of cash, is required at a rate of 102% of the market value of the loaned securities (or 105% of the market value of the loaned securities when the collateral and loaned securities are denominated in non-U.S. currencies) including accrued investment income and is monitored and maintained by the lending agent. Such collateral is reinvested and is reflected as “Short-term investment of funds received under securities lending agreements, at fair value.” At December 31, 2005, the fair value and amortized cost of fixed maturities and short-term investments pledged under securities lending agreements were $863.9 million and $858.4 million, respectively. Collateral received at December 31, 2005 totaled $893.4 million at fair value and amortized cost.

The credit quality distribution of our fixed maturities and fixed maturities pledged under securities lending agreements at December 31, 2005 and 2004 are shown below:

	December 31, 2005		December 31, 2004
Rating(1)	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(U.S. dollars in thousands)
AAA	$4,563,782	74.3	$4,162,703	75.1
AA	634,141	10.3	356,999	6.4
A	538,570	8.8	772,262	13.9
BBB	146,325	2.4	151,171	2.7
BB	24,472	0.4	13,488	0.3
B	53,178	0.8	83,690	1.5
Lower than B	183,285	3.0	4,808	0.1
Total	$6,143,753	100.0	$5,545,121	100.0

(1)          Ratings as assigned by Standard & Poor’s.

For the year ended December 31, 2005, set forth below is the pre-tax total return (before investment expenses) of our investment portfolio (including fixed maturities, short-term investments and fixed maturities and short-term investments pledged under securities lending agreements) compared to the benchmarks against which we measured our portfolio during the year. Our investment expenses were approximately 0.15% of average invested assets in 2005.

	ACGL	Arch Portfolio Benchmarks
Total return	2.09%	1.70%

Ratings

Financial strength and claims paying ratings from third party internationally recognized statistical rating organizations or agencies are instrumental in establishing the competitive positions of companies in our industry. Insurance ratings are also used by insurance and reinsurance intermediaries as an important means of assessing the financial strength and quality of insurers and reinsurers, and have become an increasingly important factor in establishing the competitive position of insurance and reinsurance companies. Periodically, rating agencies evaluate us to confirm that we continue to meet their criteria for the ratings assigned to us by them. A.M. Best Company maintains a letter scale rating system ranging from “A++” (Superior) to “F” (In Liquidation). Moody’s Investors Service maintains a letter scale rating from “Aaa” (Exceptional) to “NP” (Not Prime). Standard & Poor’s maintains a letter scale rating system ranging from “AAA” (Extremely Strong) to “R” (Under Regulatory Supervision). Our reinsurance subsidiaries, Arch Re U.S. and Arch Re Bermuda, and our principal insurance subsidiaries, Arch Insurance, Arch E&S, Arch Specialty and Arch-Europe, each currently has a financial strength rating of “A-” (Excellent) from A.M. Best Company, which is the fourth highest out of fifteen rating levels, and “A2” (Good) from Moody’s Investor Service, which is the sixth highest out of 21 rating levels. Standard & Poor’s has assigned a financial strength rating of “A-” (Strong), the seventh highest out of 21 rating levels, to all subsidiaries except Arch-Europe, which has not been assigned a rating. A.M. Best Company has assigned a financial strength rating of “NR-3” (Rating Procedure Inapplicable) to Western Diversified, which currently is not writing business, and Moody’s Investors Service and Standard & Poor’s did not rate Western Diversified.

ACGL has received counterparty (issuer) credit and senior debt ratings of “BBB” from Standard & Poor’s and “Baa1” from Moody’s Investors Service. A counterparty credit rating provides an opinion on an issuer’s overall capacity and willingness to meet its financial commitments as they become due, but is not specific to a particular financial obligation. ACGL’s senior debt ratings relate to its 30-year senior notes issued in May 2004. The “BBB” rating assigned to ACGL by Standard & Poor’s for its counterparty credit rating and its senior debt rating is the ninth highest out of 21 ratings assigned by Standard & Poor’s. The “Baa1” rating assigned to ACGL by Moody’s Investors Service for its counterparty credit rating and its senior debt rating is the eighth highest out of 21 ratings assigned by Moody’s Investors Service.

These ratings are statements of opinion, not statements of fact and not recommendations to buy, hold or sell any securities. We can offer no assurances that our ratings will remain at their current levels, or that our security will be accepted by brokers and our insureds and reinsureds. A ratings downgrade or the potential for such a downgrade, or failure to obtain a necessary rating, could adversely affect both our relationships with agents, brokers, wholesalers and other distributors of our existing products and services and new sales of our products and services. In addition, under certain of the reinsurance agreements assumed by our reinsurance operations, upon the occurrence of a ratings downgrade or other specified triggering event with respect to our reinsurance operations, such as a reduction in surplus by specified amounts during specified periods, our ceding company clients may be provided with certain rights, including, among other things, the right to terminate the subject reinsurance agreement and/or to require that our reinsurance operations post additional collateral. In the event of a ratings downgrade or other triggering event, the exercise of such contract rights by our clients could have a material adverse effect on our financial condition and results of operations, as well as our ongoing business and operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

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

In our insurance business, we compete with insurers that provide specialty property and casualty lines of insurance, including: ACE Limited, Allied World Assurance Company, Ltd., American International Group, Inc., AXIS Capital Holdings Limited, Berkshire Hathaway, Inc., Chubb Corporation, Endurance Specialty Holdings Ltd., The Hartford Financial Services Group, Inc., HCC Insurance Holdings, Inc., Lloyd’s of London, The St. Paul Travelers Companies, W.R. Berkley Corp., XL Capital Ltd. and Zurich Insurance Group. In our reinsurance business, we compete with reinsurers that provide property and casualty lines of reinsurance, including ACE Limited, AXIS Capital Holdings Limited, Endurance Specialty Holdings Ltd., Everest Re Group Ltd., General Reinsurance Corporation, Hannover Rückversicherung AG, Lloyd’s of London, Montpelier Re Holdings Ltd., Munich Re Group, PartnerRe Ltd., Platinum Underwriters Holdings, Ltd., RenaissanceRe Holdings Ltd., Swiss Reinsurance Company, Transatlantic Holdings, Inc. and XL Capital Ltd. We do not believe that we have a significant market share in any of our markets.

Regulation

U.S. Insurance Regulation

General.   In common with other insurers, our U.S.-based insurance subsidiaries are subject to extensive governmental regulation and supervision in the various states and jurisdictions in which they are domiciled and licensed to conduct business. The laws and regulations of the state of domicile have the most significant impact on operations. This regulation and supervision is designed to protect policyholders rather than investors. Generally, regulatory authorities have broad regulatory powers over such matters as licenses, standards of solvency, premium rates, policy forms, marketing practices, claims practices, investments, security deposits, methods of accounting, form and content of financial statements, reserves and provisions for unearned premiums, unpaid losses and loss adjustment expenses, reinsurance, minimum capital and surplus requirements, dividends and other distributions to shareholders, periodic examinations and annual and other report filings. In addition, transactions among affiliates, including reinsurance agreements or arrangements, as well as certain third party transactions, require prior regulatory approval from, or prior notice to, the applicable regulator under certain circumstances. Certain insurance regulatory requirements are highlighted below. In addition, regulatory authorities conduct periodic financial, claims and market conduct examinations.

The New York Attorney General, various state insurance regulatory authorities and others are investigating contingent commission payments to brokers (and the disclosures relating to such payments), alleged “bid-rigging,” “steering,” and other practices in the insurance industry involving brokers and agents, as well as certain finite insurance and/or reinsurance products. Although certain brokers have announced new fee structures in response to the industry investigations and, as part of these new initiatives, have requested that our insurance subsidiaries enter into standardized payment arrangements, we have determined to negotiate payment arrangements with our brokers on a case by case basis. We cannot predict the effect that these investigations, and any changes in industry practice, including future legislation or regulations that may become applicable to us, will have on the insurance industry, or our business. See “Risk Factors—Risks Relating to Our Industry—Our reliance on brokers subjects us to their credit risk.”

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

•       if the reinsurer is an “accredited” or otherwise approved reinsurer in the state in which the primary insurer is domiciled or, in some instances, in certain states in which the primary insurer is licensed;

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

As of March 1, 2006, (1) Arch Re U.S. is licensed or is an accredited or otherwise approved reinsurer in 50 states and the District of Columbia, (2) Arch Insurance is licensed as an insurer in 50 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands, (3) Arch Specialty is licensed in one state and approved as an excess and surplus lines insurer in 48 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands, (4) Arch E&S is licensed in one state and approved as an excess and surplus lines insurer in 44 states and the District of Columbia and (5) Western Diversified is licensed as an insurer in 48 states and the District of Columbia. Arch Re Bermuda does not expect to become, licensed, accredited or so approved in any U.S. jurisdiction.

Holding Company Acts.   All states have enacted legislation that regulates insurance holding company systems. These regulations generally provide that each insurance company in the system is required to register with the insurance department of its state of domicile and furnish information concerning the operations of companies within the holding company system which may materially affect the operations, management or financial condition of the insurers within the system. All transactions within a holding company system affecting insurers must be fair and equitable. Notice to the insurance departments is required prior to the consummation of transactions affecting the ownership or control of an insurer and of certain material transactions between an insurer and any entity in its holding company system. In addition, certain of such transactions cannot be consummated without the applicable insurance department’s prior approval.

Regulation of Dividends and Other Payments from Insurance Subsidiaries.   The ability of an insurer to pay dividends or make other distributions is subject to insurance regulatory limitations of the insurance company’s state of domicile. Generally, such laws limit the payment of dividends or other distributions above a specified level. Dividends or other distributions in excess of such thresholds are “extraordinary” and are subject to prior regulatory approval. Such dividends or distributions may be subject to applicable withholding or other taxes. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and note 15, “Statutory Information,” of the notes accompanying our financial statements.

Insurance Regulatory Information System Ratios.   The National Association of Insurance Commissioners (“NAIC”) Insurance Regulatory Information System (“IRIS”) was developed by a committee of state insurance regulators and is intended primarily to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies 13 industry ratios (referred to as “IRIS ratios”) and specifies “usual values” for each ratio. Departure from the usual values of the IRIS ratios can lead to inquiries from individual state insurance commissioners as to certain aspects of an insurer’s business. For the year ended December 31, 2005, certain of our U.S.-based subsidiaries generated IRIS ratios that were outside of the usual values. To date, none of these subsidiaries has received any notice of regulatory review but there is no assurance that we may not be notified in the future.

Accreditation.   The NAIC has instituted its Financial Regulatory Accreditation Standards Program (“FRASP”) in response to federal initiatives to regulate the business of insurance. FRASP provides a set of standards designed to establish effective state regulation of the financial condition of insurance companies. Under FRASP, a state must adopt certain laws and regulations, institute required regulatory practices and procedures, and have adequate personnel to enforce such items in order to become an “accredited” state. If a state is not accredited, other states may not accept certain financial examination reports of insurers prepared solely by the regulatory agency in such unaccredited state. The respective states in which Arch Re U.S., Arch Insurance, Arch E&S, Arch Specialty and Western Diversified are domiciled are accredited states.

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

An insurer will be subject to varying degrees of regulatory action depending on how its statutory surplus compares to its risk-based capital calculation. Equity investments in common stock typically are valued at 85% of their market value under the risk-based capital guidelines. For equity investments in an insurance company affiliate, the risk-based capital requirements for the equity securities of such affiliate would generally be our U.S. insurance subsidiaries’ proportionate share of the affiliate’s risk-based capital requirement.

Under the approved formula, an insurer’s total adjusted capital is compared to its authorized control level risk-based capital. If this ratio is above a minimum threshold, no company or regulatory action is necessary. Below this threshold are four distinct action levels at which a regulator can intervene with increasing degrees of authority over an insurer as the ratio of surplus to risk-based capital requirement decreases. The four action levels include:

•       insurer is required to submit a plan for corrective action;

•       insurer is subject to examination, analysis and specific corrective action;

•       regulators may place insurer under regulatory control; and

•       regulators are required to place insurer under regulatory control.

Each of our U.S. insurance subsidiaries’ surplus (as calculated for statutory purposes) is above the risk-based capital thresholds that would require either company or regulatory action.

Arch Specialty entered into a Stipulation and Order (“Stipulation”) with the Wisconsin Office of the Commissioner of Insurance (“OCI”) in connection with ACGL’s acquisition of Arch Specialty in 2002. While the ratio of Arch Specialty’s total adjusted capital to authorized control level risk-based capital exceeded 200% at December 31, 2005, and thus was above the risk-based capital threshold that would require company action (the lowest level of corrective action), it was below the 275% ratio that the Stipulation requires Arch Specialty to maintain. As of December 31, 2005, Arch Specialty was in compliance with the ratio required under the Stipulation following its receipt during 2006 of a capital contribution in the amount of $57.0 million provided by subsidiaries of ACGL. Western Diversified Casualty Insurance Company, which, like Arch Specialty, is domiciled in Wisconsin, also entered into a Stipulation with the OCI in 2003 whereby it must maintain a ratio of total adjusted capital to authorized control level risk-based capital of not less than 275%, and was in compliance with this ratio at December 31, 2005.

Guaranty Funds and Assigned Risk Plans.   Most states require all admitted insurance companies to participate in their respective guaranty funds which cover certain claims against insolvent insurers. Solvent insurers licensed in these states are required to cover the losses paid on behalf of insolvent insurers by the guaranty funds and are generally subject to annual assessments in the states by the guaranty funds to cover these losses. Participation in state-assigned risk plans may take the form of reinsuring a portion of a pool of policies or the direct issuance of policies to insureds. The calculation of an insurer’s participation in these plans is usually based on the amount of premium for that type of coverage that was written by the insurer on a voluntary basis in a prior year. Assigned risk pools tend to produce losses which result in assessments to insurers writing the same lines on a voluntary basis.

Federal Regulation.   Although state regulation is the dominant form of regulation for insurance and reinsurance business, the federal government has shown increasing concern over the adequacy of state regulation. It is not possible to predict the future impact of any potential federal regulations or other possible laws or regulations on our U.S. subsidiaries’ capital and operations, and such laws or regulations could materially adversely affect their business.

Terrorism Risk Insurance Act of 2002.   On November 26, 2002, President Bush signed into law the Terrorism Risk Insurance Act of 2002, as amended by the Terrorism Risk Insurance Extension Act of 2005 (“TRIA”), which extends TRIA, with modifications, through December 31, 2007. TRIA established a federal backstop for insurance-related losses resulting from any act of terrorism carried out by foreign powers on U.S. soil or against U.S. air carriers, vessels or foreign missions. Under TRIA, all U.S.-based property and casualty insurers are required to make terrorism insurance coverage available in specified commercial property and casualty insurance lines. Under the TRIA extension, the federal government will pay 90% and 85% in 2006 and 2007, respectively, of covered losses after an insurer’s losses exceed a deductible determined by a statutorily prescribed formula, up to a combined annual aggregate limit for the federal government and all insurers of $100 billion. If an act (or acts) of terrorism result in covered losses exceeding the $100 billion annual limit, insurers with losses exceeding their deductibles will not be responsible for additional losses. The deductible for each year is based on the insurer’s direct commercial earned premiums for property and casualty insurance, excluding certain lines of business such as commercial auto and professional liability business, for the prior calendar year multiplied by a specified percentage. The specified percentages are 7% for 2003, 10% for 2004 and 15% for 2005. Under the TRIA extension, the specified percentages are 17.5% for 2006 and 20% for 2007.

Our U.S.-based property and casualty insurers, Arch Insurance, Arch Specialty, Arch E&S and Western Diversified, are subject to TRIA. TRIA specifically excludes reinsurance business and, accordingly, does not apply to our reinsurance operations. Our U.S. insurance group’s deductible for 2005 was approximately $224 million (i.e., 15% of earned premiums). Based on 2005 direct commercial earned premiums, our U.S. insurance group’s deductible for 2006 is approximately $226 million (i.e., 17.5% of such earned premiums).

The Gramm-Leach-Bliley Act.   The Gramm-Leach-Bliley Act of 1999 (“GLBA”), which implements fundamental changes in the regulation of the financial services industry in the United States, was enacted on November 12, 1999. The GLBA permits the transformation of the already converging banking, insurance and securities industries by permitting mergers that combine commercial banks, insurers and securities firms under one holding company, a “financial holding company.” Bank holding companies and other entities that qualify and elect to be treated as financial holding companies may engage in activities, and acquire companies engaged in activities, that are “financial” in nature or “incidental” or “complementary” to such financial activities. Such financial activities include acting as principal, agent or broker in the underwriting and sale of life, property, casualty and other forms of insurance and annuities.

Until the passage of the GLBA, the Glass-Steagall Act of 1933 had limited the ability of banks to engage in securities-related businesses, and the Bank Holding Company Act of 1956 had restricted banks from being affiliated with insurers. With the passage of the GLBA, among other things, bank holding companies may acquire insurers, and insurance holding companies may acquire banks. The ability of banks to affiliate with insurers may affect our U.S. subsidiaries’ product lines by substantially increasing the number, size and financial strength of potential competitors.

Legislative and Regulatory Proposals.   From time to time various regulatory and legislative changes have been proposed in the insurance and reinsurance industry. Among the proposals that have in the past been or are at present being considered are the possible introduction of federal regulation in addition to, or in lieu of, the current system of state regulation of insurers. In addition, there are a variety of proposals being considered by various state legislatures. We are unable to predict whether any of these laws and regulations will be adopted, the form in which any such laws and regulations would be adopted, or the effect, if any, these developments would have on our operations and financial condition. See “—U.S. Insurance Regulation—General.”

Bermuda Insurance Regulation

The Insurance Act 1978, as Amended, and Related Regulations of Bermuda (the “Insurance Act”).   As a holding company, ACGL is not subject to Bermuda insurance regulations. The Insurance Act, which regulates the insurance business of Arch Re Bermuda, provides that no person shall carry on any insurance business in or from within Bermuda unless registered as an insurer under the Insurance Act by the Bermuda Monetary Authority (the “BMA”), which is responsible for the day-to-day supervision of insurers. Under the Insurance Act, insurance business includes reinsurance business. The registration of an applicant as an insurer is subject to its complying with the terms of its registration and such other conditions as the BMA may impose from time to time.

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

Cancellation of Insurer’s Registration.   An insurer’s registration may be canceled by the BMA on certain grounds specified in the Insurance Act, including failure of the insurer to comply with its obligations under the Insurance Act or if, in the opinion of the BMA, the insurer has not been carrying on business in accordance with sound insurance principles. We believe we are in compliance with applicable regulations under the Insurance Act.

Principal Representative.   An insurer is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda. It is the duty of the principal representative upon reaching the view that there is a likelihood of the insurer for which the principal representative acts becoming insolvent or that a reportable “event” has, to the principal representative’s knowledge, occurred or is believed to have occurred, to immediately notify the BMA and to make a report in writing to the BMA within 14 days setting out all the particulars of the case that are available to the principal representative.

Approved Independent Auditor.   Every registered insurer must appoint an independent auditor who annually audits and reports on the statutory financial statements and the statutory financial return of the insurer, both of which, in the case of Arch Re Bermuda, are required to be filed annually with the BMA. The independent auditor must be approved by the BMA.

Approved Actuary.   Arch Re Bermuda, as a registered long-term insurer, is required to submit an annual actuary’s certificate when filing its statutory financial returns. The actuary, who is normally a qualified life actuary, must be approved by the BMA.

Approved Loss Reserve Specialist.   As a registered Class 4 insurer, Arch Re Bermuda is required to submit an opinion of its approved loss reserve specialist with its statutory financial return in respect of its loss and loss expense provisions. The loss reserve specialist, who will normally be a qualified casualty actuary, must be approved by the BMA.

Annual Statutory Financial Statements.   An insurer must prepare annual statutory financial statements. The Insurance Act prescribes rules for the preparation and substance of such statutory financial statements (which include, in statutory form, a balance sheet, an income statement, a statement of capital and surplus and notes thereto). The insurer is required to give detailed information and analyses regarding premiums, claims, reinsurance and investments. The statutory financial statements are not prepared in accordance with U.S. generally accepted accounting principles and are distinct from the financial statements prepared for presentation to the insurer’s shareholders under the Companies Act 1981 of Bermuda (the “Companies Act”), which financial statements are prepared in accordance with U.S. generally accepted accounting principles. Arch Re Bermuda, as a general business insurer, is required to submit the annual statutory financial statements as part of the annual statutory financial return.

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

•                    is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files (at least 7 days before payment of such dividends) with the BMA an affidavit stating that it will continue to meet the required margins;

•                    is prohibited, without the approval of the BMA, from reducing by 15% or more its total statutory capital as set out in its previous year’s financial statements and any application for such approval must include an affidavit stating that it will continue to meet the required margins;

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

Long-Term Business Fund.   An insurer carrying on long-term business is required to keep its accounts in respect of its long-term business separate from any accounts kept in respect of any other business and all receipts of its long-term business form part of its long-term business fund. No payment may be made directly or indirectly from an insurer’s long-term business fund for any purpose other than a purpose related to the insurer’s long-term business, unless such payment can be made out of any surplus certified by the insurer’s approved actuary to be available for distribution otherwise than to policyholders. Arch Re Bermuda may not declare or pay a dividend to any person other than a policyholder unless the value of the assets in its long-term business fund, as certified by its approved actuary, exceeds the liabilities of the insurer’s long-term business (as certified by the insurer’s approved actuary) by the amount of the dividend and at least the $250,000 minimum solvency margin prescribed by the Insurance Act, and the amount of any such dividend may not exceed the aggregate of that excess (excluding the said $250,000) and any other funds properly available for payment of dividends, such as funds arising out of business of the insurer other than long-term business.

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

Supervision, Investigation and Intervention.   The BMA may appoint an inspector with extensive powers to investigate the affairs of an insurer if the BMA believes that an investigation is required in the interest of the insurer’s policyholders or persons who may become policyholders. In order to verify or supplement information otherwise provided to the BMA, the BMA may direct an insurer to produce documents or information relating to matters connected with the insurer’s business.

If it appears to the BMA that there is a risk of the insurer becoming insolvent, or that it is in breach of the Insurance Act or any conditions imposed upon its registration, the BMA may, among other things, direct the insurer (1) not to take on any new insurance business, (2) not to vary any insurance contract if the effect would be to increase the insurer’s liabilities, (3) not to make certain investments, (4) to realize certain investments, (5) to maintain in, or transfer to the custody of, a specified bank, certain assets, (6) not to declare or pay any dividends or other distributions or to restrict the making of such payments and/or (7) to limit its premium income.

Certain Bermuda Law Considerations

ACGL and Arch Re Bermuda have been designated as non-resident for exchange control purposes by the BMA and are required to obtain the permission of the BMA for the issue and transfer of all of their shares. The BMA has given its consent for:

•       the issue and transfer of ACGL’s shares, up to the amount of its authorized capital from time to time, to and among persons that are non-residents of Bermuda for exchange control purposes; and

•       the issue and transfer of up to 20% of ACGL’s shares in issue from time to time to and among persons resident in Bermuda for exchange control purposes.

Transfers and issues of ACGL’s common shares to any resident in Bermuda for exchange control purposes may require specific prior approval under the Exchange Control Act 1972. Arch Re Bermuda’s common shares cannot be issued or transferred without the consent of the BMA. Because we are designated as non-resident for Bermuda exchange control purposes, we are allowed to engage in transactions, and to pay dividends to Bermuda non-residents who are holders of our common shares, in currencies other than the Bermuda Dollar.

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

ACGL and Arch Re Bermuda are incorporated in Bermuda as “exempted companies.” As a result, they are exempt from Bermuda laws restricting the percentage of share capital that may be held by non-Bermudians, but they may not participate in certain business transactions, including (1) the acquisition or holding of land in Bermuda (except that required for their business and held by way of lease or tenancy for terms of not more than 50 years) without the express authorization of the Bermuda legislature, (2) the taking of mortgages on land in Bermuda to secure an amount in excess of $50,000 without the consent of the Minister of Finance, (3) the acquisition of any bonds or debentures secured by any land in Bermuda, other than certain types of Bermuda government securities or (4) the carrying on of business of any kind in Bermuda, except in furtherance of their business carried on outside Bermuda or under license granted by the Minister of Finance. While an insurer is permitted to reinsure risks undertaken by any company incorporated in Bermuda and permitted to engage in the insurance and reinsurance business, generally it is not permitted without a special license granted by the Minister of Finance to insure Bermuda domestic risks or risks of persons of, in or based in Bermuda.

ACGL and Arch Re Bermuda also need to comply with the provisions of the Companies Act regulating the payment of dividends and making distributions from contributed surplus. A company shall not declare or pay a dividend, or make a distribution out of contributed surplus, if there are reasonable grounds for believing that: (a) the company is, or would after the payment be, unable to pay its liabilities as they become due; or (b) the realizable value of the company’s assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and note 15, “Statutory Information,” of the notes accompanying our financial statements.

Under Bermuda law, only persons who are Bermudians, spouses of Bermudians, holders of a permanent resident’s certificate or holders of a working resident’s certificate (“exempted persons”) may engage in gainful occupation in Bermuda without an appropriate governmental work permit. Our success may depend in part upon the continued services of key employees in Bermuda. Certain of our current key employees are not exempted persons and, as such, require specific approval to work for us in Bermuda. A work permit may be granted or extended upon showing that, after proper public advertisement, no exempted person is available who meets the minimum standards reasonably required by the employer. The Bermuda government has a policy that places a six-year term limit on individuals with work permits, subject to certain exemptions for key employees.

United Kingdom Insurance Regulation

General.   The Financial Services Authority (the “FSA”) regulates insurance and reinsurance companies operating in the U.K. under the Financial Services and Markets Act 2000 (the “FSMA”), including Arch-Europe, our U.K.-based subsidiary. Arch-Europe was licensed and authorized by the FSA to underwrite all classes of general insurance in the U.K. in May 2004. All U.K. companies are also subject to a range of statutory provisions, including the laws and regulations of the Companies Act 1985 (as amended) (the “Companies Act”).

The primary goal of the FSA is to supervise the safety and soundness of the entire U.K. financial services sector, including insurance companies, with the aim of securing the appropriate level of protection of insureds. The FSA regulatory regime imposes risk management, solvency and capital requirements on U.K. insurance companies. The FSA has broad authority to supervise and regulate insurance companies which extends to enforcement of the provisions of the FSMA and intervention in the operations of an insurance company. The FSA regime is based on principles from which all of its rules derive. Among these principles, the FSA increasingly emphasizes a “culture of compliance” in those firms it regulates. During the first three years of Arch-Europe’s operations, the FSA will closely monitor Arch-Europe as a new insurer, including measuring its progress against the business plan it submitted to the FSA as part of the authorization process. The FSA also conducted a risk assessment of Arch-Europe in 2004, and will do so again on a regular schedule. The assessment provided the FSA’s views on Arch-Europe’s risk profile and its regulatory capital requirements. In some cases, the FSA may require remedial action or adjustments to a company’s management, operations, capital requirements, claims management or business plan. The FSA recently announced that greater focus will be placed on senior management arrangements, systems and controls, the fair treatment of clients and making further progress towards the development of enhanced risk-based minimum capital requirements for non life insurance companies, working together with the regulatory bodies of the Member States of the European Union (“EU”) and the European Commission, which acts as the initiator of action and executive body of the European Union.

Financial Resources.   As part of its application for authorization from the FSA, Arch-Europe was required to demonstrate to the FSA that it had adequate financial assets to meet the financial resources requirement for its category. This included submitting a detailed plan of operations. The FSA also gave Arch-Europe individual guidance on the amount of its capitalization or solvency margin during the application process. The FSA requires that Arch-Europe maintain a margin of solvency calculated based on the classes of business for which it is authorized and within its premium income projections applied to the whole of its worldwide general business. In January 2004, the FSA implemented a revised approach to calculating the solvency requirement, which was designed to reflect a risk-based approach to solvency requirements and is part of a two stage process of revision of the EU solvency requirements. The first stage is aimed at strengthening the existing methodology by increasing the margin for liability business by 50% and to take account of inflation. The second stage, which took effect in 2005, involves the introduction of a risk-based solvency regime which will entail Arch-Europe providing the FSA with its own assessment of its capital needs, taking into account comprehensive risk factors, including market, credit, operational, liquidity and group risks to generate a revised calculation of its expected liabilities which will, in turn, enable the FSA to provide individual capital guidance to Arch-Europe.

Reporting Requirements.   Like all U.K. insurance companies, Arch-Europe must file and submit its annual audited financial statements and related reports to the Registrar of Companies under the Companies Act. This requirement is in addition to the regulatory returns required to be filed annually with the FSA.

Restrictions on Payment of Dividends.   Under U.K. law, all U.K. companies are restricted from declaring a dividend to their shareholders unless they have “profits available for distribution.” The calculation as to whether a company has sufficient profits is based on its accumulated realized profits minus its accumulated realized losses. U.K. insurance regulatory laws do not prohibit the payment of dividends, but the FSA requires that insurance companies maintain certain solvency margins and may restrict the payment of a dividend by Arch-Europe. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and note 15, “Statutory Information,” of the notes accompanying our financial statements.

European Union Considerations.   As a licensed insurance company in the U.K., a Member State of the EU, Arch-Europe’s authorization as an insurer is recognized throughout the European Economic Area (“EEA”), subject only to certain notification and application requirements. This authorization enables Arch-Europe to provide insurance services throughout the EEA or to establish a branch in any other Member State of the EU, where it will be subject to the insurance regulations of each such Member State with respect to the conduct of its business in such Member State, but remain subject only to the financial and operational supervision by the FSA. The framework for the establishment of branches in Member States of the EU other than the U.K. was generally set forth, and remains subject to, directives by European Council, the legislative body of the EU, which directives are then implemented in each Member State. Arch-Europe currently has branches in Germany, Italy and Spain, and may establish branches in other Member States of the EU in the future.

Canada Insurance Regulation

The Canadian branch office of Arch Insurance is subject to federal, as well as provincial and territorial, regulation in Canada. The Office of the Superintendent of Financial Institutions (“OSFI”) is the federal regulatory body under the Insurance Companies Act (Canada) that regulates federal Canadian and non-Canadian insurance companies operating in Canada under the Insurance Companies Act 1991 (as amended). The primary goal of OSFI is to supervise the safety and soundness of insurance companies with the aim of securing the appropriate level of protection of insureds by imposing risk management, solvency and capital requirements on such companies. The Canadian branch received its federal order to operate as a property and casualty insurer from OSFI in January 2005. In addition, the Canadian branch is subject to regulation in the provinces and territories in which it underwrites insurance, and the primary goal of insurance regulation at the provincial and territorial levels is to govern the market conduct of insurance companies. The Canadian branch has received all provincial and territorial licenses for which it applied by in 2005. The Canadian branch is licensed to carry on insurance business in each province and territory, except for Prince Edward Island.

TAX MATTERS

The following summary of the taxation of ACGL and the taxation of our shareholders is based upon current law and is for general information only. Legislative, judicial or administrative changes may be forthcoming that could affect this summary.

The following legal discussion (including and subject to the matters and qualifications set forth in such summary) of certain tax considerations (a) under “—Taxation of ACGL—Bermuda” and “—Taxation of Shareholders—Bermuda Taxation” is based upon the advice of Conyers Dill & Pearman, Hamilton, Bermuda and (b) under “—Taxation of ACGL—United States,” “—Taxation of Shareholders—United States Taxation,” “—Taxation of Our U.S. Shareholders” and “—United States Taxation of Non-U.S. Shareholders” is based upon the advice of Cahill Gordon & Reindel LLP, New York, New York (the advice of such firms does not include accounting matters, determinations or conclusions relating to the business or activities of ACGL). The summary is based upon current law and is for general information only. The tax treatment of a holder of our shares (common shares or series A non-cumulative preferred shares), or of a person treated as a holder of our shares for U.S. federal income, state, local or non-U.S. tax purposes, may vary depending on the holder’s particular tax situation. Legislative, judicial or administrative changes or interpretations may be forthcoming that could be retroactive and could affect the tax consequences to us or to holders of our shares.

Taxation of ACGL

Bermuda

Under current Bermuda law, ACGL is not subject to tax on income or capital gains. ACGL has obtained from the Minister of Finance under the Exempted Undertakings Tax Protection Act 1966 an assurance that, in the event that Bermuda enacts legislation imposing tax computed on profits, income, any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance, the imposition of any such tax shall not be applicable to ACGL or to any of our operations or our shares, debentures or other obligations until March 28, 2016. We could be subject to taxes in Bermuda after that date. This assurance will be subject to the proviso that it is not to be construed so as to prevent the application of any tax or duty to such persons as are ordinarily resident in Bermuda (we are not so currently affected) or to prevent the application of any tax payable in accordance with the provisions of the Land Tax Act 1967 or otherwise payable in relation to any property leased to us or our insurance subsidiary. We pay annual Bermuda government fees, and our Bermuda insurance and reinsurance subsidiary pays annual insurance license fees. In addition, all entities employing individuals in Bermuda are required to pay a payroll tax and other sundry other taxes payable, directly or indirectly, to the Bermuda government.

United States

ACGL and its non-U.S. subsidiaries intend to conduct their operations in a manner that will not cause them to be treated as engaged in a trade or business in the United States and, therefore, will not be required to pay U.S. federal income taxes (other than U.S. excise taxes on insurance and reinsurance premium and withholding taxes on dividends and certain other U.S. source investment income). However, because definitive identification of activities which constitute being engaged in a trade or business in the United States is not provided by the Internal Revenue Code of 1986, as amended (the “Code”), or regulations or court decisions, there can be no assurance that the U.S. Internal Revenue Service will not contend successfully that ACGL or its non-U.S. subsidiaries are or have been engaged in a trade or business in the United States. A foreign corporation deemed to be so engaged would be subject to U.S. income tax, as well as the branch profits tax, on its income, which is treated as effectively connected with the conduct of that trade or business unless the corporation is entitled to relief under the permanent establishment provisions of a tax treaty. Such income tax, if imposed, would be based on effectively connected income computed in a manner generally analogous to that applied to the income of a domestic corporation, except that deductions and credits generally are not permitted unless the foreign corporation has timely filed a U.S. federal income tax return in accordance with applicable regulations. Penalties may be assessed for failure to file tax returns. The 30% branch profits tax is imposed on net income after subtracting the regular corporate tax and making certain other adjustments.

Under the income tax treaty between Bermuda and the United States (the “Treaty”), ACGL’s Bermuda insurance subsidiaries will be subject to U.S. income tax on any insurance premium income found to be effectively connected with a U.S. trade or business only if that trade or business is conducted through a permanent establishment in the United States. No regulations interpreting the Treaty have been issued. While there can be no assurances, ACGL does not believe that any of its Bermuda insurance subsidiaries has a permanent establishment in the United States. Such subsidiaries would not be entitled to the benefits of the Treaty if (i) less than 50% of ACGL’s shares were beneficially owned, directly or indirectly, by Bermuda residents or U.S. citizens or residents, or (ii) any such subsidiary’s income were used in substantial part to make disproportionate distributions to, or to meet certain liabilities to, persons who are not Bermuda residents or U.S. citizens or residents. While there can be no assurances, ACGL believes that its Bermuda insurance subsidiaries are eligible for Treaty benefits.

Non-U.S. insurance companies carrying on an insurance business within the United States have a certain minimum amount of effectively connected net investment income, determined in accordance with a formula that depends, in part, on the amount of U.S. risk insured or reinsured by such companies. If any of ACGL ‘s non-U.S. insurance subsidiaries is considered to be engaged in the conduct of an insurance business in the United States, a significant portion of such company’s investment income could be subject to U.S. income tax.

Non-U.S. corporations not engaged in a trade or business in the United States are nonetheless subject to U.S. income tax on certain “fixed or determinable annual or periodic gains, profits and income” derived from sources within the United States as enumerated in Section 881(a) of the Code (such as dividends and certain interest on investments), subject to exemption under the Code or reduction by applicable treaties.

The United States also imposes an excise tax on insurance and reinsurance premiums paid to non-U.S. insurers or reinsurers with respect to risks located in the United States. The rates of tax, unless reduced by an applicable U.S. tax treaty, are four percent for non-life insurance premiums and one percent for life insurance and all reinsurance premiums.

Personal Holding Company Rules.   A domestic corporation will not be classified as a personal holding company (a “PHC”) in a given taxable year unless both (i) at some time during the last half of such taxable year, five or fewer individuals (without regard to their citizenship or residency) own or are deemed to own (pursuant to certain constructive ownership rules) more than 50% of the corporation’s shares by value, and (ii) at least 60% of the adjusted ordinary gross income of the corporation for such taxable year consists of PHC income (as defined in Section 543 of the Code). For purposes of the 50% share ownership test, all of our shares owned by an investment partnership will be attributed to each of its partners, if any, who are individuals. As a result of this attribution rule, we believe that currently five or fewer individuals are treated as owning more than 50% of the value of our shares. Consequently, one or more of our domestic subsidiaries could be or become PHCs, depending on whether any of our subsidiaries satisfy the PHC gross income test.

We will use reasonable best efforts to cause each of our domestic subsidiaries not to satisfy the gross income requirement set forth in Section 542(a) of the Code. If, however, any of our domestic subsidiaries is or were to become a PHC in a given taxable year, such company would be subject to PHC tax (at a 15% rate for taxable years before January 1, 2009, and thereafter at the highest marginal rate on ordinary income applicable to individuals) on its “undistributed PHC income.” PHC income generally would not include underwriting income. If any of our subsidiaries is or becomes a PHC, there can be no assurance that the amount of PHC income would be immaterial.

Certain of our U.S. subsidiaries have been PHCs. Such subsidiaries did not have “undistributed personal holding company income” and do not expect to have “undistributed personal holding company income” in 2006.

There can be no assurance that each of our domestic subsidiaries are not or will not become a PHC in the future because of factors including factual uncertainties regarding the application of the PHC rules, the makeup of our shareholder base and other circumstances that affect the application of the PHC rules to our domestic subsidiaries.

United Kingdom

Our European subsidiaries, Arch-Europe and Arch Capital U.K. Ltd. (“Arch-U.K.”), are companies incorporated in the U.K. and are therefore resident in the U.K. for U.K. corporation tax purposes and will be subject to U.K. corporate tax in their respective worldwide profits. The current rate of U.K. corporation tax is generally 30% on profits.

Taxation of Shareholders

The following summary sets forth certain United States federal income tax considerations related to the purchase, ownership and disposition of our common shares and our series A non-cumulative preferred shares. Unless otherwise stated, this summary deals only with shareholders (“U.S. Holders”) that are United States Persons (as defined below) who hold their common shares and series A non-cumulative preferred shares as capital assets and as beneficial owners. The following discussion is only a general summary of the United States federal income tax matters described herein and does not purport to address all of the United States federal income tax consequences that may be relevant to a particular shareholder in light of such shareholder’s specific circumstances. In addition, the following summary does not describe the United States federal income tax consequences that may be relevant to certain types of shareholders, such as banks, insurance companies, regulated investment companies, real estate investment trusts, financial asset securitization investment trusts, dealers in securities or traders that adopt a mark-to-market method of tax accounting, tax exempt organizations, expatriates or persons who hold the common shares or series A non-cumulative preferred shares as part of a hedging or conversion transaction or as part of a straddle, who may be subject to special rules or treatment under the Code. This discussion is based upon the Code, the Treasury regulations promulgated there under and any relevant administrative rulings or pronouncements or judicial decisions, all as in effect on the date of this annual report and as currently interpreted, and does not take into account possible changes in such tax laws or interpretations thereof, which may apply retroactively. This discussion does not include any description of the tax laws of any state or local governments within the United States, or of any foreign government, that may be applicable to the common shares or the series A non-cumulative preferred shares or the shareholders. Persons considering making an investment in the common shares or series A non-cumulative preferred shares should consult their own tax advisors concerning the application of the United States federal tax laws to their particular situations as well as any tax consequences arising under the laws of any state, local or foreign taxing jurisdiction prior to making such investment.

If a partnership holds our common shares or series A non-cumulative preferred shares, the tax treatment of a partner will generally depend upon the status of the partner and the activities of the partnership. If you are a partner of a partnership holding common shares, you should consult your tax advisor.

For purposes of this discussion, the term “United States Person” means:

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

United States Taxation

Taxation of Dividends.   The series A non-cumulative preferred shares should be properly classified as equity rather than debt for U.S. federal income tax purposes. Subject to the discussions below relating to the potential application of the CFC and PFIC rules, as defined below, cash distributions, if any, made with respect to our common shares or series A non-cumulative preferred shares will constitute dividends for U.S. federal income tax purposes to the extent paid out of our current or accumulated earnings and profits (as computed using U.S. tax principles). If a U.S. Holder of our common shares or our series A non-cumulative preferred shares is an individual or other non-corporate holder, dividends paid, if any, to that holder in taxable years beginning before January 1, 2009 that constitute qualified dividend income will be taxable at the rate applicable for long-term capital gains (generally up to 15%), provided that such person meets a holding period requirement. Generally in order to meet the holding period requirement, the United States Person must hold the common shares for more than 60 days during the 121-day period beginning 60 days before the ex-dividend date and must hold the series A non-cumulative preferred shares for more than 90 days during the 181-day period beginning 90 days before the ex-dividend date. Dividends paid, if any, with respect to common shares or series A non-cumulative preferred shares generally will be qualified dividend income, provided the common shares or series A non-cumulative preferred shares are readily tradable on an established securities market in the United States in the year in which the shareholder receives the dividend (which should be the case for shares that are listed on the NASDAQ National Market or the New York Stock Exchange) and ACGL is not considered to be a passive foreign investment company in either the year of the distribution or the preceding taxable year. No assurance can be given that the series A non-cumulative preferred shares will be so listed or otherwise be considered readily tradable on an established securities market in the United States. There is a risk that dividends, if any, paid prior to the listing of the series A non-cumulative preferred shares on the New York Stock Exchange may not constitute qualified dividend income. See “—Taxation of Our U.S. Shareholders” below.

After December 31, 2008, qualified dividend income will no longer be taxed at the rate applicable for long-term capital gains unless Congress enacts legislation providing otherwise. A Tax Reconciliation Bill passed by the Ways and Means Committee in the House of Representatives would extend the preferential treatment of qualified dividend income to dividends paid prior to December 31, 2010, but this provision has not been included in the Senate-passed Tax Reconciliation Bill, and no assurances can be given that the provision will be enacted. A legislative proposal introduced in the Senate would increase the holding period requirement for dividends paid on preferred stock. While this proposal has not been included in the Senate-passed Tax Reconciliation Bill, no assurances can be given that this or a similar proposal will not be enacted.

Distributions with respect to the common shares and the series A non-cumulative preferred shares will not be eligible for the dividends-received deduction allowed to U.S. corporations under the Code. To the extent distributions on our common shares and series A non-cumulative preferred shares exceed our earnings and profits, they will be treated first as a return of the U.S. Holder’s basis in our common shares and our series A non-cumulative preferred shares to the extent thereof, and then as gain from the sale of a capital asset.

Sale, Exchange or Other Disposition.   Subject to the discussions below relating to the potential application of the CFC and PFIC rules, holders of common shares and series A non-cumulative preferred shares generally will recognize capital gain or loss for U.S. federal income tax purposes on the sale, exchange or disposition of common shares or series A non-cumulative preferred shares, as applicable.

Redemption of Series A Non-Cumulative Preferred Shares.   A redemption of the series A non-cumulative preferred shares will be treated under section 302 of the Code as a dividend if we have sufficient earnings and profits, unless the redemption satisfies one of the tests set forth in section 302(b) of the Code enabling the redemption to be treated as a sale or exchange, subject to the discussion herein relating to the potential application of the CFC, RPII and PFIC rules. Under the relevant Code section 302(b) tests, the redemption should be treated as a sale or exchange only if it (1) is substantially disproportionate, (2) constitutes a complete termination of the holder’s stock interest in us or (3) is “not essentially equivalent to a dividend.” In determining whether any of these tests are met, shares considered to be owned by the holder by reason of certain constructive ownership rules set forth in the Code, as well as shares actually owned, must generally be taken into account. It may be more difficult for a United States Person who owns, actually or constructively by operation of the attribution rules, any of our other shares to satisfy any of the above requirements. The determination as to whether any of the alternative tests of section 302(b) of the Code is satisfied with respect to a particular holder of the preference shares depends on the facts and circumstances as of the time the determination is made.

Taxation of Our U.S. Shareholders

Controlled Foreign Corporation Rules

Under our bye-laws, the 9.9% voting restriction applicable to the Controlled Shares of a U.S. Person (as defined in our bye-laws) generally does not apply to certain of our investors. As a result of certain attribution rules, we believe, therefore, that we and our foreign subsidiaries are controlled foreign corporations (“CFCs”). That status as a CFC does not cause us or any of our subsidiaries to be subject to U.S. federal income tax. Such status also has no adverse U.S. federal income tax consequences for any U.S. Holder that is considered to own less than 10% of the total combined voting power of our shares or those of our foreign subsidiaries. Only U.S. Holders that are considered to own 10% or more of the total combined voting power of our shares or those of our foreign subsidiaries (taking into account shares actually owned by such U.S. Holder as well as shares attributed to such U.S. Holder under the Code or the regulations there under) (a “10% U.S. Voting Shareholder”) is affected by our status as a CFC. The series A non-cumulative preferred shares generally should not be considered voting stock for purposes of determining whether a United States Person would be a “10% U.S. Voting Shareholder.” The series A non-cumulative preferred shares may, however, become entitled to vote (as a class along with any other class of preferred shares of ACGL then outstanding) for the election of two additional members of the board of directors of ACGL if ACGL does not declare and pay dividends for the equivalent of six or more dividend periods. In such case, the series A non-cumulative preferred shares should be treated as voting stock for as long as such voting rights continue. Our bye-laws are intended to prevent any U.S. Holder from being considered a 10% U.S. Voting Shareholder by limiting the votes conferred by the Controlled Shares (as defined in our bye-laws) of any U.S. Person to 9.9% of the total voting power of all our shares entitled to vote. However, because under our bye-laws certain funds associated with Warburg Pincus and Hellman & Friedman generally are entitled to vote their directly owned common shares in full, a U.S. Holder that is attributed (under the Code or the regulations there under) common shares owned by such funds may be considered a 10% U.S. Voting Shareholder. If you are a direct or indirect investor in a fund associated with Warburg Pincus or Hellman & Friedman additional common shares could be attributed to you for purposes of determining whether you are considered to be a 10% U.S. Voting Shareholder. As long as we are a CFC, a U.S. Holder that is considered a 10% U.S. Voting Shareholder will be subject to current U.S. federal income taxation (at ordinary income tax rates) to the extent of all or a portion of the undistributed earnings and profits of ACGL and our subsidiaries attributable to “subpart F income” (including certain insurance premium income and investment income) and may be taxable at ordinary income tax rates on any gain realized on a sale or other disposition (including by way of repurchase or liquidation) of our shares to the extent of the current and accumulated earnings and profits attributable to such shares.

While our bye-laws are intended to prevent any member from being considered a 10% U.S. Voting Shareholder (except as described above), there can be no assurance that a U.S. Holder will not be treated as a 10% U.S. Voting Shareholder, by attribution or otherwise, under the Code or any applicable regulations there under. See “Risk Factors—Risks Relating to Taxation—U.S. persons who hold our common shares or series A non-cumulative preferred shares may be subject to U.S. income taxation at ordinary income rates on our undistributed earnings and profits.”

Related Person Insurance Income Rules

Generally, we do not expect the gross “related person insurance income” (“RPII”) of any of our non-U.S. subsidiaries to equal or exceed 20% of its gross insurance income in any taxable year for the foreseeable future and do not expect the direct or indirect insureds (and related persons) of any such subsidiary to directly or indirectly own 20% or more of either the voting power or value of our stock. Consequently, we do not expect any U.S. person owning common shares or series A non-cumulative preferred shares to be required to include in gross income for U.S. federal income tax purposes RPII income, but there can be no assurance that this will be the case.

Section 953(c)(7) of the Code generally provides that Section 1248 of the Code (which generally would require a U.S. Holder to treat certain gains attributable to the sale, exchange or disposition of common shares or series A non-cumulative preferred shares as a dividend) will apply to the sale or exchange by a U.S. shareholder of shares in a foreign corporation that is characterized as a CFC under the RPII rules if the foreign corporation would be taxed as an insurance company if it were a domestic corporation, regardless of whether the U.S. shareholder is a 10% U.S. Voting Shareholder or whether the corporation qualifies for either the RPII 20% ownership exception or the RPII 20% gross income exception. Although existing Treasury Department regulations do not address the question, proposed Treasury regulations issued in April 1991 create some ambiguity as to whether Section 1248 and the requirement to file Form 5471 would apply when the foreign corporation has a foreign insurance subsidiary that is a CFC for RPII purposes and that would be taxed as an insurance company if it were a domestic corporation. We believe that Section 1248 and the requirement to file Form 5471 will not apply to a less than 10% U.S. Shareholder because ACGL is not directly engaged in the insurance business. There can be no assurance, however, that the U.S. Internal Revenue Service will interpret the proposed regulations in this manner or that the Treasury Department will not take the position that Section 1248 and the requirement to file Form 5471 will apply to dispositions of our common shares or our series A non-cumulative preferred shares.

If the U.S. Internal Revenue Service or U.S. Treasury Department were to make Section 1248 and the Form 5471 filing requirement applicable to the sale of our shares, we would notify shareholders that Section 1248 of the Code and the requirement to file Form 5471 will apply to dispositions of our shares. Thereafter, we would send a notice after the end of each calendar year to all persons who were shareholders during the year notifying them that Section 1248 and the requirement to file Form 5471 apply to dispositions of our shares by U.S. Holders. We would attach to this notice a copy of Form 5471 completed with all our information and instructions for completing the shareholder information.

Tax-Exempt Shareholders

Tax-exempt entities may be required to treat certain Subpart F insurance income, including RPII, that is includible in income by the tax-exempt entity as unrelated business taxable income. Prospective investors that are tax exempt entities are urged to consult their tax advisors as to the potential impact of the unrelated business taxable income provisions of the Code.

Passive Foreign Investment Companies

Sections 1291 through 1298 of the Code contain special rules applicable with respect to foreign corporations that are “passive foreign investment companies” (“PFICs”). In general, a foreign corporation will be a PFIC if 75% or more of its income constitutes “passive income” or 50% or more of its assets produce passive income. If  we were to be characterized as a PFIC, U.S. Holders would be subject to a penalty tax at the time of their sale of (or receipt of an “excess distribution” with respect to) their common shares or series A non-cumulative preferred shares. In general, a shareholder receives an “excess distribution” if the amount of the distribution is more than 125% of the average distribution with respect to the shares during the three preceding taxable years (or shorter period during which the taxpayer held the stock). In general, the penalty tax is equivalent to an interest charge on taxes that are deemed due during the period the shareholder owned the shares, computed by assuming that the excess distribution or gain (in the case of a sale) with respect to the shares was taxable in equal portions throughout the holder’s period of ownership. The interest charge is equal to the applicable rate imposed on underpayments of U.S. federal income tax for such period. A U.S. shareholder may avoid some of the adverse tax consequences of owning shares in a PFIC by making a qualified electing fund (“QEF”) election. A QEF election is revocable only with the consent of the IRS and has the following consequences to a shareholder:

•       For any year in which ACGL is not a PFIC, no income tax consequences would result.

•       For any year in which the ACGL is a PFIC, the shareholder would include in its taxable income a proportionate share of the net ordinary income and net capital gains of ACGL and certain of its non-U.S. subsidiaries.

The PFIC statutory provisions contain an express exception for income “derived in the active conduct of an insurance business by a corporation which is predominantly engaged in an insurance business…” This exception is intended to ensure that income derived by a bona fide insurance company is not treated as passive income, except to the extent such income is attributable to financial reserves in excess of the reasonable needs of the insurance business. The PFIC statutory provisions contain a look-through rule that states that, for purposes of determining whether a foreign corporation is a PFIC, such foreign corporation shall be treated as if it “received directly its proportionate share of the income” and as if it “held its proportionate share of the assets” of any other corporation in which it owns at least 25% of the stock. We believe that we are not a PFIC, and we will use reasonable best efforts to cause us and each of our non-U.S. insurance subsidiaries not to constitute a PFIC.

No regulations interpreting the substantive PFIC provisions have yet been issued. Each U.S. Holder should consult his tax advisor as to the effects of these rules.

United States Taxation of Non-U.S. Shareholders

Taxation of Dividends

Cash distributions, if any, made with respect to common shares or series A non-cumulative preferred shares held by shareholders who are not United States Persons (“Non-U.S. holders”) generally will not be subject to United States withholding tax.

Sale, Exchange or Other Disposition

Non-U.S. holders of common shares or series A non-cumulative preferred shares generally will not be subject to U.S. federal income tax with respect to gain realized upon the sale, exchange or other disposition of such shares unless such gain is effectively connected with a U.S. trade or business of the Non-U.S. holder in the United States or such person is present in the United States for 183 days or more in the taxable year the gain is realized and certain other requirements are satisfied.

Information Reporting and Backup Withholding

Non-U.S. holders of common shares or series A non-cumulative preferred shares will not be subject to U.S. information reporting or backup withholding with respect to dispositions of common shares effected through a non-U.S. office of a broker, unless the broker has certain connections to the United States or is a United States person. No U.S. backup withholding will apply to payments of dividends, if any, on our common shares or our series A non-cumulative preferred shares.

Other Tax Laws

Shareholders should consult their own tax advisors with respect to the applicability to them of the tax laws of other jurisdictions.

ITEM 1A.   RISK FACTORS

Set forth below are risk factors relating to our business. You should also refer to the other information provided in this report, including our “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and our accompanying consolidated financial statements, as well as the information under the heading “Cautionary Note Regarding Forward-Looking Statements.”

Risks Relating to Our Industry

We operate in a highly competitive environment, and we may not be able to compete successfully in our industry.

The insurance and reinsurance industry is highly competitive. We compete with major U.S. and non-U.S. insurers and reinsurers, many of which have greater financial, marketing and management resources than we do, as well as other potential providers of capital willing to assume insurance and/or reinsurance risk. We also compete with new companies that continue to be formed to enter the insurance and reinsurance markets. In our insurance business, we compete with insurers that provide specialty property and casualty lines of insurance, including ACE Limited, Allied World Assurance Company, Ltd., American International Group, Inc., AXIS Capital Holdings Limited, Berkshire Hathaway, Inc., Chubb Corporation, Endurance Specialty Holdings Ltd., The Hartford Financial Services Group, Inc., HCC Insurance Holdings, Inc., Lloyd’s of London, The St. Paul Travelers Companies, W.R. Berkley Corp., XL Capital Ltd. and Zurich Insurance Group. In our reinsurance business, we compete with reinsurers that provide property and casualty lines of reinsurance, including ACE Limited, AXIS Capital Holdings Limited, Endurance Specialty Holdings Ltd., Everest Re Group Ltd., General Reinsurance Corporation, Hannover Rückversicherung AG, Lloyd’s of London, Montpelier Re Holdings Ltd., Munich Re Group, PartnerRe Ltd., Platinum Underwriters Holdings, Ltd., RenaissanceRe Holdings Ltd., Swiss Reinsurance Company, Transatlantic Holdings, Inc. and XL Capital Ltd. We do not believe that we have a significant market share in any of our markets.

Trends toward consolidation in the insurance industry could also lead to pricing pressure and lower margins for insurers and reinsurers. In addition, the impact of weather-related catastrophic events in the second half of 2005 has led to several newly formed offshore entities which have entered the insurance and reinsurance markets. Several publicly traded insurance and reinsurance companies have also raised additional capital to meet perceived demand in the current environment. Financial institutions and other capital markets participants also offer alternative products and services similar to our own or alternative products that compete with insurance and reinsurance products. In addition, we may not be aware of other companies that may be planning to enter the segments of the insurance and reinsurance market in which we operate.

Our competitive position is based on many factors, including our perceived overall financial strength, ratings assigned by independent rating agencies, geographic scope of business, client relationships, premiums charged, contract terms and conditions, products and services offered (including the ability to design customized programs), speed of claims payment, reputation, experience and qualifications of employees and local presence. We may not be successful in competing with others on any of these bases, and the intensity of competition in our industry may erode profitability and result in less favorable policy terms and conditions for insurance and reinsurance companies generally, including us.

The insurance and reinsurance industry is highly cyclical, and we expect to continue to experience periods characterized by excess underwriting capacity and unfavorable premium rates.

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

Although we believe that we do not have exposure to the events of September 11, 2001 because we did not have insurance in-force at that time with respect to exposure to such events, we now have substantial exposure to unexpected, large losses resulting from future man-made catastrophic events, such as acts of war, acts of terrorism and political instability. These risks are inherently unpredictable, although recent events may lead to increased frequency and severity of losses. It is difficult to predict the timing of such events with statistical certainty or estimate the amount of loss any given occurrence will generate. In certain instances, we specifically insure and reinsure risks resulting from acts of terrorism. Even in cases where we attempt to exclude losses from terrorism and certain other similar risks from some coverages written by us, we may not be successful in doing so. Moreover, irrespective of the clarity and inclusiveness of policy language, there can be no assurance that a court or arbitration panel will limit enforceability of policy language or otherwise issue a ruling adverse to us. Accordingly, while we believe our reinsurance programs, together with the coverage provided under TRIA, are sufficient to reasonably limit our net losses relating to potential future terrorist attacks, we can offer no assurance that our reserves will be adequate to cover losses when they materialize. To the extent that an act of terrorism is certified by the Secretary of the Treasury, our U.S. insurance operations may be covered under TRIA for up to 90% of its losses for 2005 and 2006 and up to 85% of its losses for 2007, in each case subject to certain mandatory deductibles. It is not possible to eliminate completely our exposure to unforecasted or unpredictable events, and to the extent that losses from such risks occur, our financial condition and results of operations could be materially adversely affected.

Claims for catastrophic events could cause large losses and substantial volatility in our results of operations, and, as a result, the value of our securities, including our common shares and series A non-cumulative preferred shares, may fluctuate widely.

We have large aggregate exposures to natural disasters. Catastrophes can be caused by various events, including hurricanes, floods, windstorms, earthquakes, hailstorms, tornados, explosions, severe winter weather, fires and other natural disasters. Catastrophes can also cause losses in non-property business such as workers’ compensation or general liability. In addition to the nature of the property business, we believe that economic and geographic trends affecting insured property, including inflation, property value appreciation and geographic concentration tend to generally increase the size of losses from catastrophic events over time. Our previously disclosed estimates relating to Hurricanes Katrina, Rita and Wilma and other catastrophic events that occurred in the second half of 2005 are based on currently available information derived from modeling techniques, industry assessments of exposure, preliminary claims information obtained from our clients and brokers to date and a review of our in-force contracts. Our actual losses from these events, as well as any additional catastrophic events which may occur, may vary materially from our estimates due to the inherent uncertainties in making such determinations resulting from several factors, including the preliminary nature of the available information, the potential inaccuracies and inadequacies in the data provided by clients and brokers, the modeling techniques and the application of such techniques, the contingent nature of business interruption exposures, the effects of any resultant demand surge on claims activity and attendant coverage issues. In addition, actual losses may increase if our reinsurers fail to meet their obligations to us or the reinsurance protections purchased by us are exhausted or are otherwise unavailable.

The weather-related catastrophic events that occurred in the second half of 2005 have resulted in a substantial improvement in current market conditions in property and certain marine lines of business. In order to take advantage of these current opportunities, we are seeking to increase our writings in the property and marine lines of business and, as a result, these lines may represent a larger proportion of our overall book of business in future periods.

In addition, over the past several years, changing weather patterns and climatic conditions, such as global warming, have added to the unpredictability and frequency of natural disasters in certain parts of the world and created additional uncertainty as to future trends and exposures. Furthermore, some experts have attributed the recent high incidence of hurricanes in the Gulf of Mexico and the Caribbean to a permanent change in weather patterns resulting from rising surface ocean temperature in the region (the “warm ocean” theory). Therefore, claims for catastrophic events could expose us to large losses and cause substantial volatility in our results of operations, which could cause the value of our securities, including our common shares and series A non-cumulative preferred shares, to fluctuate widely.

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

As of December 31, 2005, our reserves for unpaid losses and loss adjustment expenses, net of unpaid losses and loss adjustment expenses recoverable, were approximately $4.06 billion. Such reserves were established in accordance with applicable insurance laws and GAAP. Although we believe we have applied a conservative reserving philosophy for both our insurance and reinsurance operations, loss reserves are inherently subject to uncertainty. In establishing the reserves for losses and loss adjustment expenses, we have made various assumptions relating to the pricing of our reinsurance contracts and insurance policies and have also considered available historical industry experience and current industry conditions. Any estimates and assumptions made as part of the reserving process could prove to be inaccurate due to several factors, including the fact that limited historical information has been reported to us through December 31, 2005.

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

For our natural catastrophe exposed business, we seek to limit the amount of exposure we will assume from any one insured or reinsured and the amount of the exposure to catastrophe losses in any geographic zone. We monitor our exposure to catastrophic events, including earthquake and wind and periodically reevaluate the estimated probable maximum pre-tax loss for such exposures. Our estimated probable maximum pre-tax loss is determined through the use of modeling techniques, but such estimate does not represent our total potential loss for such exposures. We seek to limit the probable maximum pre-tax loss to a specific level for severe catastrophic events. Currently, we generally seek to limit the probable maximum pre-tax loss to approximately 25% of total shareholders’ equity for a severe catastrophic event in any geographic zone that could be expected to occur once in every 250 years, although we reserve the right to change this threshold at any time. There can be no assurances that we will not suffer pre-tax losses greater than 25% of our total shareholders’ equity from one or more catastrophic events due to several factors, including the inherent uncertainties in estimating the frequency and severity of such events and the margin of error in making such determinations resulting from potential inaccuracies and inadequacies in the data provided by clients and brokers, the modeling techniques and the application of such techniques or as a result of a decision to change the percentage of shareholders’ equity exposed to a single catastrophic event. In addition, depending on business opportunities and the mix of business that may comprise our insurance and reinsurance portfolio, we may seek to adjust our self-imposed limitations on probable maximum pre-tax loss for catastrophe exposed business.

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

Like other reinsurers, our reinsurance group does not separately evaluate each of the individual risks assumed under reinsurance treaties. Therefore, we are largely dependent on the original underwriting decisions made by ceding companies. We are subject to the risk that the ceding companies may not have adequately evaluated the risks to be reinsured and that the premiums ceded may not adequately compensate us for the risks we assume.

For the purposes of managing risk, we use reinsurance and also may use retrocessional arrangements. In the normal course of business, our insurance subsidiaries cede a substantial portion of their premiums through pro rata, excess of loss and facultative reinsurance agreements. Our reinsurance subsidiaries purchase a limited amount of retrocessional coverage as part of their aggregate risk management program. In addition, our reinsurance subsidiaries participate in “common account” retrocessional arrangements for certain pro rata treaties. Such arrangements reduce the effect of individual or aggregate losses to all companies participating on such treaties, including the reinsurers, such as our reinsurance subsidiaries, and the ceding company. For the year ended December 31, 2005, ceded premiums written represented approximately 21.8% of gross premiums written, compared to 18.8% and 15.1%, respectively, for the years ended December 31, 2004 and 2003.

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

Further, we are subject to credit risk with respect to our reinsurance and retrocessions because the ceding of risk to reinsurers and retrocessionaires does not relieve us of our liability to the clients or companies we insure or reinsure. Our failure to establish adequate reinsurance or retrocessional arrangements or the failure of our existing reinsurance or retrocessional arrangements to protect us from overly concentrated risk exposure could adversely affect our financial condition and results of operations. We monitor the financial condition of our reinsurers and attempt to place coverages only with carriers we view as substantial and financially sound. At December 31, 2005, approximately 92.6% of our reinsurance recoverables on paid and unpaid losses of $1.47 billion (not including prepaid reinsurance premiums) were due from carriers which had an A.M. Best Company rating of “A-” or better. No reinsurance recoverables from any one carrier exceeded 5.6% of our total shareholders’ equity at December 31, 2005. In connection with our acquisition of Arch Specialty in February 2002, the seller, Sentry Insurance a Mutual Company (“Sentry”), agreed to reinsure and guarantee all liabilities arising out of Arch Specialty’s business prior to the closing of the acquisition. In addition to the guarantee provided by Sentry, substantially all of the recoverable from Sentry is still subject to the original reinsurance agreements inuring to Arch Specialty and, to the extent Sentry fails to comply with its payment obligations to us, we may obtain reimbursement from the third party reinsures under such agreements.

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

We cannot predict the effect that the investigation currently being conducted by the New York Attorney General and others will have on the industry or our business, and the effects of emerging claims and coverage issues and certain proposed legislation are uncertain.

The New York Attorney General and others are investigating allegations relating to contingent commission payments, bid-rigging and other practices in the insurance industry. We cannot predict the effect that these investigations, and any changes in insurance practice, including future legislation or regulations that may become applicable to us, will have on the insurance industry, the regulatory framework or our business. See “—Our reliance on brokers subjects us to their credit risk.” See also “Business—Our Company—Regulation—U.S. Insurance Regulation—General.”

The effects of emerging claims and coverage issues are uncertain. The insurance industry is also affected by political, judicial and legal developments which have in the past resulted in new or expanded theories of liability. These or other changes could impose new financial obligations on us by extending coverage beyond our underwriting intent or otherwise require us to make unplanned modifications to the products and services that we provide, or cause the delay or cancellation of products and services that we provide. In some instances, these changes may not become apparent until some time after we have issued insurance or reinsurance contracts that are affected by the changes. As a result, the full extent of liability under our insurance or reinsurance contracts may not be known for many years after a contract is issued. The effects of unforeseen developments or substantial government intervention could adversely impact our ability to achieve our goals.

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

We continue to enhance our operating procedures and internal controls (including the timely and successful implementation of our information technology initiatives, which include the implementation of improved computerized systems and programs to replace and support manual systems, and including controls over financial reporting) to effectively support our business and our regulatory and reporting requirements. Our management does not expect that our disclosure controls or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. As a result of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons or by collusion of two or more people. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. As a result of the inherent limitations in a cost-effective control system, misstatement due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the disclosure controls and procedures are met.

A downgrade in our ratings or our inability to obtain a rating for our operating insurance and reinsurance subsidiaries may adversely affect our relationships with clients and brokers and negatively impact sales of our products.

Financial strength and claims paying ratings from third party internationally recognized statistical rating organizations or agencies are instrumental in establishing the competitive positions of companies in our industry. Periodically, rating agencies evaluate us to confirm that we continue to meet their criteria for the ratings assigned to us by them. Although, since the commencement of our underwriting initiative in October 2001, our ratings have not been downgraded, we can offer no assurances that our ratings will remain at their current levels. A ratings downgrade or the potential for such a downgrade, or failure to obtain a necessary rating, could adversely affect both our relationships with agents, brokers, wholesalers and other distributors of our existing products and services and new sales of our products and services. Any ratings downgrade or failure to obtain a necessary rating could adversely affect our ability to compete in our markets and have a material adverse impact on our financial condition and results of operations.

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

The preparation of our financial statements requires us to make many estimates and judgments, which are even more difficult than those made in a mature company since limited historical information has been reported to us through December 31, 2005.

The preparation of consolidated financial statements requires us to make many estimates and judgments that affect the reported amounts of assets, liabilities (including reserves), revenues and expenses, and related disclosures of contingent liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, insurance and other reserves, reinsurance recoverables, investment valuations, intangible assets, bad debts, income taxes, contingencies and litigation. We base our estimates on historical experience, where possible, and on various other assumptions that we believe to be reasonable under the circumstances, which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates and judgments for a relatively new insurance and reinsurance company, like our company, are even more difficult to make than those made in a mature company since limited historical information has been reported to us through December 31, 2005. Instead, our current loss reserves are primarily based on estimates involving actuarial and statistical projections of our expectations of the ultimate settlement and administration costs of claims incurred but not yet reported. We utilize actuarial models as well as historical insurance industry loss development patterns to establish loss reserves. Accordingly, actual claims and claim expenses paid may deviate, perhaps substantially, from the reserve estimates reflected in our financial statements.

The Warburg Pincus funds and the Hellman & Friedman funds together own approximately 43.9% of our voting shares, and these shareholders have the right to have directors on our board; their interests may materially differ from the interests of the holders of our other securities.

The Warburg Pincus funds and the Hellman & Friedman funds own 31.2% and 12.7% of our outstanding voting shares, respectively, as of December 31, 2005. These shareholders are not subject to the voting limitation contained in our bye-laws. We have agreed (until 2011) not to declare any dividend or make any other distribution on our common shares, and not to repurchase any common shares, until we have repurchased from the Warburg Pincus funds and the Hellman & Friedman funds, pro rata, on the basis of the amount of these shareholders’ investments in us at the time of such repurchase, common shares (which were issued pursuant to the conversion all of the outstanding preference shares in the 2005 fourth quarter) having an aggregate value of $250 million, at a per share price acceptable to these shareholders. No such shares have yet been repurchased.

In addition, the Warburg Pincus funds and the Hellman & Friedman funds are entitled (until 2011) to nominate a prescribed number of directors based on the respective retained percentages of their equity securities purchased in November 2001. Currently, our board consists of eleven members, which includes three directors nominated by the Warburg Pincus funds and two directors nominated by the Hellman & Friedman funds. As long as the Warburg Pincus funds retain at least 75% of their original investment and the Hellman & Friedman funds retain at least 60% of their original investment, these shareholders will be entitled to nominate six and three directors, respectively. Together they have the right to nominate a majority of directors to our board.

By reason of their ownership and the shareholders agreement between us and the Warburg Pincus funds and the Hellman & Friedman funds, the Warburg Pincus funds and the Hellman & Friedman funds, individually or together, are able to strongly influence or effectively control actions to be taken by us, or our shareholders. The interests of these shareholders may differ materially from the interests of the holders of our other securities, and these shareholders could take actions or make decisions that are not in the interests of the holders of our other securities generally.

The price of our common shares may be volatile.

There has been significant volatility in the market for equity securities. During 2003 and 2004, the price of our common shares fluctuated from a low of $27.71 to a high of $40.01 and from a low of $35.02 to a high of $45.19, respectively. During 2005, the price of our common shares fluctuated from a low of $36.56 to a high of $57.65. On March 1, 2006, our common shares closed at a price of $56.91. The price of our common shares may not remain at or exceed current levels. The following factors may have an adverse impact on the market price of our common stock:

•       actual or anticipated variations in our quarterly results of operations, including as a result of catastrophes;

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

Stock markets in the United States often experience price and volume fluctuations. Market fluctuations, as well as general political and economic conditions such as recession or interest rate or currency rate fluctuations, could adversely affect the market price of our stock.

Our business is dependent upon insurance and reinsurance brokers, and the loss of important broker relationships could materially adversely affect our ability to market our products and services.

We market our insurance and reinsurance products primarily through brokers. We derive a significant portion of our business from a limited number of brokers. During 2005, approximately 19.2% and 13.3% of our gross premiums written were generated from or placed by Marsh & McLennan Companies and its subsidiaries and AON Corporation and its subsidiaries, respectively. No other broker and no one insured or reinsured accounted for more than 10% of gross premiums written for the year ended December 31, 2005. Some of our competitors have had longer term relationships with the brokers we use than we have, and the brokers may promote products offered by companies that may offer a larger variety of products than we do. Loss of all or a substantial portion of the business provided by these brokers could have a material adverse effect on us.

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

Our operating results depend in part on the performance of our investment portfolio. A significant portion of our cash and invested assets consists of fixed maturities (86.3% as of December 31, 2005). Although our current investment guidelines and approach stress preservation of capital, market liquidity and diversification of risk, our investments are subject to market-wide risks and fluctuations. In addition, although we did not experience any significant defaults by issuers during 2005, we are subject to risks inherent in particular securities or types of securities, as well as sector concentrations. We may not be able to realize our investment objectives, which could reduce our net income significantly. In the event that we are unsuccessful in correlating our investment portfolio with our expected insurance and reinsurance liabilities, we may be forced to liquidate our investments at times and prices that are not optimal, which could have a material adverse effect on our financial results and ability to conduct our business.

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

In addition, our investment portfolio includes mortgage-backed securities. As of December 31, 2005, mortgage-backed securities (excluding commercial mortgage backed securities) constituted approximately 5.3% of our cash and invested assets. As with other fixed income investments, the fair market value of these securities fluctuates depending on market and other general economic conditions and the interest rate environment. Changes in interest rates can expose us to prepayment risks on these investments. In periods of declining interest rates, mortgage prepayments generally increase and mortgage-backed securities are prepaid more quickly, requiring us to reinvest the proceeds at the then current market rates.

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

We monitor our capital adequacy on a regular basis. The capital requirements of our business depend on many factors, including our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover losses. Our ability to underwrite is largely dependent upon the quality of our claims paying and financial strength ratings as evaluated by independent rating agencies. To the extent that our existing capital is insufficient to fund our future operating requirements and/or cover claim losses, we may need to raise additional funds through financings or limit our growth. Any equity or debt financing, if available at all, may be on terms that are unfavorable to us. In the case of equity financings, dilution to our shareholders could result, and, in any case, such securities may have rights, preferences and privileges that are senior to those of our outstanding securities. If we are not able to obtain adequate capital, our business, results of operations and financial condition could be adversely affected. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

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

We may in the future make strategic acquisitions, either of other companies or selected blocks of business. Any future acquisitions may expose us to operational challenges and risks, including:

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

•       for limitations on shareholders’ right to call special general meetings and to raise proposals or nominate directors at general meetings; and

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

Moreover, most states, including states in which our subsidiaries are domiciled, have laws and regulations that require regulatory approval of a change in control of an insurer or an insurer’s holding company. Where such laws apply to us and our subsidiaries, there can be no effective change in our control unless the person seeking to acquire control has filed a statement with the regulators and has obtained prior approval for the proposed change from such regulators. The usual measure for a presumptive change in control pursuant to these laws is the acquisition of 10% or more of the voting power of the insurance company or its parent, although this presumption is rebuttable. Consequently, a person may not acquire 10% or more of our common shares without the prior approval of insurance regulators in the state in which our subsidiaries are domiciled.

The bye-laws also provide that the affirmative vote of 80% of our outstanding shares (including a majority of the outstanding shares held by shareholders other than holders (and such holder’s affiliates) of 10% or more (“10% holders”) of the outstanding shares) shall be required (the “extraordinary vote”) for the following corporate actions:

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

•       require assessments through guaranty funds to pay claims of insolvent insurance companies; and

•       require participation in state-assigned risk plans which may take the form of reinsuring a portion of a pool of policies or the direct issuance of policies to insureds.

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

Arch-Europe, our European subsidiary, conducts its business from its offices in London and Germany. Arch-Europe is licensed to write insurance in the U.K. and Germany, and is subject to insurance laws in the U.K., and to a limited extent, Germany. Arch-Europe also has branch licenses to underwrite insurance in Italy and Spain. In addition, the Canadian branch of Arch Insurance writes insurance in Canada and is subject to federal, as well as provincial and territorial, regulation in Canada.

Our U.S., Bermuda and U.K. insurance and reinsurance subsidiaries and the Canadian branch of Arch Insurance are required to maintain minimum capital and surplus as mandated by their respective jurisdictions of incorporation and, in some cases, by the jurisdictions in which those subsidiaries write business. All of our subsidiaries are currently in compliance with these capital and surplus requirements.

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

ACGL is a holding company and is dependent on dividends and other payments from its operating subsidiaries, which are subject to dividend restrictions, to make payments, including the payment of debt service obligations and operating expenses we may incur and any payments of dividends, redemption amounts or liquidation amounts with respect to the series A non-cumulative preferred shares and common shares.

ACGL is a holding company whose assets primarily consist of the shares in our subsidiaries. Generally, ACGL depends on its available cash resources, liquid investments and dividends or other distributions from subsidiaries to make payments, including the payment of debt service obligations and operating expenses it may incur and any payments of dividends, redemption amounts or liquidation amounts with respect to the series A non-cumulative preferred shares and common shares. For the years ended December 31, 2005 and 2004, ACGL received dividends of $22.0 million and $11.0 million, respectively, from Arch Re Bermuda. Such amounts were used to pay interest on ACGL’s senior notes.

The ability of our regulated insurance and reinsurance subsidiaries to pay dividends or make distributions is dependent on their ability to meet applicable regulatory standards. Under Bermuda law, Arch Re Bermuda is required to maintain a minimum solvency margin (i.e., the amount by which the value of its general business assets must exceed its general business liabilities) equal to the greatest of (1) $100 million, (2) 50% of net premiums written (being gross premiums written by us less any premiums ceded by us, but we may not deduct more than 25% of gross premiums when computing net premiums written) and (3) 15% of loss and other insurance reserves. Arch Re Bermuda is prohibited from declaring or paying any dividends during any financial year if it is not in compliance with its minimum solvency margin. In addition, Arch Re Bermuda is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files, at least seven days before payment of such dividends, with the Bermuda Monetary Authority an affidavit stating that it will continue to meet the required margins. In addition, Arch Re Bermuda is prohibited, without prior approval of the Bermuda Monetary Authority, from reducing by 15% or more its total statutory capital, as set out in its previous year’s statutory financial statements. At December 31, 2005, as determined under Bermuda law, Arch Re Bermuda had statutory capital of $1.66 billion and statutory capital and surplus of $2.19 billion. Such amounts include interests in U.S. insurance and reinsurance subsidiaries. Accordingly, Arch Re Bermuda can pay approximately $249 million to ACGL during 2006 without prior approval under Bermuda law, as discussed above. Our U.S. insurance and reinsurance subsidiaries can pay $80.3 million in dividends or distributions to Arch-U.S., our U.S. holding company, which is owned by Arch Re Bermuda, during 2006 without prior regulatory approval. Such dividends or distributions may be subject to applicable withholding or other taxes. Arch-Europe can pay approximately £3.8 million, or $6.5 million, in dividends to ACGL during 2006 without prior notice and approval by the FSA.

In addition, the ability of our insurance and reinsurance subsidiaries to pay dividends could be constrained by our dependence on financial strength ratings from independent rating agencies. Our ratings from these agencies depend to a large extent on the capitalization levels of our insurance and reinsurance subsidiaries.

We believe that ACGL has sufficient cash resources and available dividend capacity to service its indebtedness and other current outstanding obligations.

If our Bermuda reinsurance subsidiary is unable to provide collateral to ceding companies, its ability to conduct business could be significantly and negatively affected.

Arch Re Bermuda is a registered Bermuda insurance company and is not licensed or admitted as an insurer in any jurisdiction in the United States. Because insurance regulations in the United States do not permit insurance companies to take credit for reinsurance obtained from unlicensed or non-admitted insurers on their statutory financial statements unless security is posted, Arch Re Bermuda’s contracts generally require it to post a letter of credit or provide other security. Although, to date, Arch Re Bermuda has not experienced any difficulties in providing collateral when required, if we are unable to post security in the form of letters of credit or trust funds when required, the operations of Arch Re Bermuda could be significantly and negatively affected.

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

We write business on a worldwide basis, and our results of operations may be affected by fluctuations in the value of currencies other than the U.S. Dollar. The primary foreign currencies in which we operate are the Euro, the British Pound Sterling and the Canadian Dollar. Changes in foreign currency exchange rates can reduce our revenues and increase our liabilities and costs. We may therefore suffer losses solely as a result of exchange rate fluctuations. In order to mitigate the impact of exchange rate fluctuations, we have invested and expect to continue to invest in securities denominated in currencies other than the U.S. Dollar. Net foreign exchange gains, recorded in the statement of income, for the year ended December 31, 2005 were $22.2 million, compared to net foreign exchange losses for the year ended December 31, 2004 of $17.4 million. We hold investments in foreign currencies which are intended to mitigate our exposure to foreign currency fluctuations in our net insurance liabilities. However, changes in the value of such investments due to foreign currency rate movements are reflected as a direct increase to shareholders’ equity and are not included in the statement of income. We have chosen not to hedge the currency risk on the capital contributed to Arch-Europe in May 2004, which is held in British Pounds Sterling. However, we intend to match Arch-Europe’s projected liabilities in foreign currencies with investments in the same currencies. There can be no assurances that such arrangements will mitigate the negative impact of exchange rate fluctuations, and we may suffer losses solely as a result of exchange rate fluctuations. Since inception, and based on currency spot rates at December 31, 2005, Arch Re Bermuda has recorded net premiums written of approximately $296.3 million from British Pound Sterling-denominated contracts, $411.8 million from Euro-denominated contracts and $178.4 million from Canadian Dollar-denominated contracts. In addition, Arch-Europe writes business in British Pound Sterling and Euros, and the Canadian branch of Arch Insurance writes business in Canadian Dollars.

Employees of our Bermuda operations are required to obtain work permits before engaging in a gainful occupation in Bermuda. Required work permits may not be granted or may not remain in effect.

Under Bermuda law, only persons who are Bermudians, spouses of Bermudians, holders of a permanent resident’s certificate or holders of a working resident’s certificate (“exempted persons”) may engage in gainful occupation in Bermuda without an appropriate governmental work permit. Our success may depend in part on the continued services of key employees in Bermuda. A work permit may be granted or renewed upon showing that, after proper public advertisement, no exempted person is available who meets the minimum standards reasonably required by the employer. The Bermuda government’s policy places a six-year term limit on individuals with work permits, subject to certain exemptions for key employees. A work permit is issued with an expiry date (up to five years) and no assurances can be given that any work permit will be issued or, if issued, renewed upon the expiration of the relevant term. We consider our key officers in Bermuda to be Constantine Iordanou, our President and Chief Executive Officer (work permit expires November 12, 2006), Marc Grandisson, Chairman and Chief Executive Officer of Arch Worldwide Reinsurance Group (work permit expires May 12, 2010), John D. Vollaro, our Executive Vice President and Chief Financial Officer (work permit expires July 25, 2010) and Nicolas Papadopoulo, President and Chief Executive Officer of Arch Re Bermuda (work permit expires March 31, 2010). We also have other key positions in Bermuda held by persons who hold work permits subject to renewal. If work permits are not obtained or renewed for our principal employees, we could lose their services, which could materially affect our business.

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

Risk Factors Relating to the Series A Non-Cumulative Preferred Shares

General market conditions and unpredictable factors could adversely affect market prices for the series A non-cumulative preferred shares (issued on February 1, 2006).

There can be no assurance about the market prices for the series A non-cumulative preferred shares. Several factors, many of which are beyond our control, will influence the market value of the series A non-cumulative preferred shares. Factors that might influence the market value of the series A non-cumulative preferred shares include, but are not limited to:

•       whether dividends have been declared and are likely to be declared on the series A non-cumulative preferred shares from time to time;

•       our creditworthiness, financial condition, performance and prospects;

•       whether the ratings on the series A non-cumulative preferred shares provided by any ratings agency have changed;

•       the market for similar securities; and

•       economic, financial, geopolitical, regulatory or judicial events that affect us and/or the insurance or financial markets generally.

Dividends on the series A non-cumulative preferred shares (issued on February 1, 2006) are non-cumulative.

Dividends on the series A non-cumulative preferred shares are non-cumulative and payable only out of lawfully available funds of ACGL under Bermuda law. Consequently, if ACGL’s board of directors (or a duly authorized committee of the board) does not authorize and declare a dividend for any dividend period, holders of the series A non-cumulative preferred shares would not be entitled to receive any such dividend, and such unpaid dividend will not accrue and will never be payable. ACGL will have no obligation to pay dividends for a dividend period on or after the dividend payment date for such period if its board of directors (or a duly authorized committee of the board) has not declared such dividend before the related dividend payment date; if dividends on the series A non-cumulative preferred shares are authorized and declared with respect to any subsequent dividend period, ACGL will be free to pay dividends on any other series of preferred shares and/or our common shares.

The voting rights of holders of the series A non-cumulative preferred shares (issued on February 1, 2006) are limited.

Holders of the series A non-cumulative preferred shares have no voting rights with respect to matters that generally require the approval of voting shareholders. The limited voting rights of holders of the series A non-cumulative preferred shares include the right to vote as a class on certain fundamental matters that affect the preference or special rights of the series A non-cumulative preferred shares as set forth in the certificate of designations relating to the series A non-cumulative preferred shares. In addition, if dividends on the series A non-cumulative preferred shares have not been declared or paid for the equivalent of six dividend payments, whether or not for consecutive dividend periods, holders of the outstanding series A non-cumulative preferred shares, together with holders of any other series of our preferred shares ranking equal with the series A non-cumulative preferred shares with similar voting rights, will be entitled to vote for the election of two additional directors to our board of directors subject to the terms and to the limited extent as set forth in the certificate of designations relating to the series A non-cumulative preferred shares.

There is no limitation on our issuance of securities that rank equally with or senior to the series A non-cumulative preferred shares (issued on February 1, 2006).

We may issue securities that rank equally with or senior to the series A non-cumulative preferred shares without limitation. The issuance of securities ranking equally with or senior to the series A non-cumulative preferred shares may reduce the amount available for dividends and the amount recoverable by holders of the series A non-cumulative preferred shares in the event of a liquidation, dissolution or winding-up of ACGL.

Risks Relating to Taxation

We and our non-U.S. subsidiaries may become subject to U.S. federal income taxation.

ACGL and its non-U.S. subsidiaries intend to operate their business in a manner that will not cause them to be treated as engaged in a trade or business in the United States and, thus, will not be required to pay U.S. federal income taxes (other than U.S. excise taxes on insurance and reinsurance premium and withholding taxes on certain U.S. source investment income) on their income. However, because there is uncertainty as to the activities which constitute being engaged in a trade or business in the United States, there can be no assurances that the U.S. Internal Revenue Service will not contend successfully that ACGL or its non-U.S. subsidiaries are engaged in a trade or business in the United States. If ACGL or any of its non-U.S. subsidiaries were subject to U.S. income tax, our shareholders’ equity and earnings could be adversely affected. Certain of our U.S. subsidiaries have been personal holding companies, but did not have “undistributed personal holding company income.”

Congress has been considering legislation intended to eliminate certain perceived tax advantages of Bermuda insurance companies and U.S. insurance companies having Bermuda affiliates, including perceived tax benefits resulting principally from reinsurance between or among U.S. insurance companies and their Bermuda affiliates. In this regard, the American Jobs Creation Act of 2004 (the “Jobs Act”) permits the United States Internal Revenue Service (“IRS”) to re-allocate, re-characterize or adjust items of income, deduction or certain other items related to a reinsurance agreement between related parties to reflect the proper source, character and amount for each item (in contrast to prior law, which only covered source and character). The Jobs Act also eliminated the tax benefits available to a U.S. company that, after March 4, 2003, changed its legal domicile to a non-U.S. jurisdiction, a transaction commonly known as an inversion. We changed our legal domicile from the U.S. to Bermuda, but were not affected by the anti-inversion rule because our change in domicile occurred in November 2000. The Senate version of a tax reconciliation bill would make the Jobs Act anti-inversion rule applicable retroactively to inversions that occurred after March 20, 2002. Although this modification would not affect ACGL, no assurance can be given that the final tax reconciliation bill will not make the Jobs Act anti-inversion rule applicable retroactively to inversions that occurred on an earlier date, in which case ACGL could be adversely affected. Additional legislation, if passed, and other changes in U.S. tax laws, regulations and interpretations thereof to address these issues could adversely affect us.

U.S. persons who hold our common shares or series A non-cumulative preferred shares may be subject to U.S. income taxation at ordinary income rates on our undistributed earnings and profits.

We believe that we and our non-U.S. subsidiaries currently are controlled foreign corporations (“CFCs”), although our bye-laws are designed to preclude any U.S. person from adverse tax consequences as a result of our CFC status. We do not believe that we are a passive foreign investment company. Since these determinations and beliefs are based upon legal and factual conclusions, no assurances can be given that the U.S. Internal Revenue Service or a court would concur with our conclusions. If they were not to so concur, U.S. persons who hold our shares may suffer adverse tax consequences.

Reduced tax rate for qualified dividend income received by individuals and other non-corporate holders may not be available in the future.

If, as is intended, the series A non-cumulative preferred shares are approved for listing on the NYSE, dividends received by individuals and other non-corporate United States Persons on the series A non-cumulative preferred shares on or before December 31, 2008 should constitute qualified dividend income that is subject to U.S. federal income tax at the rate applicable for long-term capital gains, rather than the higher rates applicable to ordinary income, provided that certain holding period requirements and other conditions are met. There is a risk that dividends, if any, paid prior to the listing of the series A non-cumulative preferred shares on the NYSE may not constitute qualified dividend income. See “Tax Matters—Taxation of Shareholders—United States Taxation—Taxation of Dividends.” After December 31, 2008, qualified dividend income will no longer be taxed at the rate applicable for long-term capital gains unless legislation is enacted providing otherwise. The House of Representatives version of a tax reconciliation bill would extend the preferential treatment of qualified dividend income to dividends paid prior to December 31, 2010, but this proposal has not been included in the Senate version of the tax reconciliation bill, and no assurances can be given that the proposal will be enacted. A legislative proposal introduced in the Senate would increase the holding period requirement for dividends paid on preferred stock. While this proposal has not been included in the Senate version of the tax reconciliation bill, no assurances can be given that this or a similar proposal will not be enacted.

Our non-U.S. companies may be subject to U.K. tax that may have a material adverse effect on our results of operations.

We intend to operate in such a manner so that none of our companies, other than Arch-Europe and Arch-U.K., should be resident in the U.K. for tax purposes or have a permanent establishment in the U.K. Accordingly, we expect that none of our companies other than Arch-Europe and Arch-U.K. should be subject to U.K. taxation. However, since applicable law and regulations do not conclusively define the activities that constitute conducting business in the U.K. through a permanent establishment, the U.K. Inland Revenue might contend successfully that one or more of our companies, in addition to Arch-Europe and Arch-U.K., is conducting business in the U.K. through a permanent establishment in the U.K. and, therefore, subject to U.K. tax, which could have a material adverse effect on us.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

Our reinsurance group leases a total of approximately 7,300 square feet in Bermuda under a lease expiring in 2007, and approximately 15,800 square feet in Morristown, New Jersey under a lease expiring in 2006.

We lease approximately 4,500 square feet in Hamilton, Bermuda for our Bermuda insurance operations. The principal U.S. office of our insurance group is located at One Liberty Plaza, New York, New York where we lease approximately 118,400 square feet. Such lease expires in 2014, with the exception of a portion of that lease for approximately 28,390 square feet that expires in 2010. Our insurance group also leases a total of approximately 173,200 square feet for its other principal U.S. offices and its office in Canada.

Arch-Europe leases approximately 10,770 square feet in London and 1,580 square feet in Germany. ACGL leases approximately 1,500 square feet in Bermuda. In addition, Arch Capital Services Inc., a subsidiary of ACGL which provides certain financial, legal and other administrative support services for ACGL and its subsidiaries, leases approximately 16,730 square feet in White Plains, New York.

For the years ended December 31, 2005, 2004 and 2003, our rental expense, net of income from subleases, was approximately $11.1 million, $12.4 million and $8.7 million, respectively. Our future minimum rental charges for the remaining terms of our existing leases, exclusive of escalation clauses and maintenance costs and net of rental income, will be approximately $71.6 million. We believe that the above described office space is adequate for our needs. However, as we continue to develop our business, we may open additional office locations during 2006.

ITEM 3.   LEGAL PROCEEDINGS

We, in common with the insurance industry in general, are subject to litigation and arbitration in the normal course of our business. As of December 31, 2005, we were not a party to any material litigation or arbitration other than as a part of the ordinary course of business in relation to claims activity, none of which is expected by management to have a significant adverse effect on our results of operations and financial condition and liquidity.

In 2003, the former owners of American Independent Insurance Holding Company (“American Independent”) commenced an action against ACGL, American Independent and certain of American Independent’s directors and officers and others seeking unspecified damages relating to the reorganization agreement pursuant to which we acquired American Independent in 2001. The reorganization agreement provided that, as part of the consideration for the stock of American Independent, the former owners would have the right to receive a limited, contingent payment from the proceeds, if any, from certain pre-existing lawsuits that American Independent had brought as plaintiff prior to its acquisition by us. The former owners alleged, among other things, that the defendants entered into the agreement without intending to honor their commitments under the agreement and are liable for securities and common law fraud and breach of contract. In December 2004, we sold American Independent, PSIC and affiliated entities, which conducted our nonstandard automobile insurance operations, to a third party. Under the terms of the sale agreement, ACGL and certain of its affiliates retained the liabilities (if any) relating to the foregoing matters. ACGL and the other defendants filed a motion to dismiss all claims. That motion was granted on March 23, 2005, and the plaintiffs were allowed until April 15, 2005 to amend their complaint. Although they did attempt to amend the complaint, they did not timely and properly do so, and, on April 26, 2005, judgment was entered dismissing the action with prejudice. The plaintiffs thereafter moved to vacate the judgment and to allow retroactively the filing of their second amended complaint; that motion was granted. The plaintiffs were allowed until October 28, 2005 to file their new pleading and they did so on such date. ACGL and the other defendants again moved to dismiss the complaint, and that motion is now pending before the court. Although no assurances can be made as to the resolution of the motion or of the plaintiffs’ claims, management does not believe that any of the claims are meritorious.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common shares are traded on the NASDAQ National Market under the symbol “ACGL.” For the periods presented below, the high and low sales prices and closing prices for our common shares as reported on the NASDAQ National Market were as follows:

	Three Months Ended
	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005
High	$57.65	$49.99	$45.40	$42.20
Low	45.89	43.01	39.55	36.56
Close	54.75	49.59	45.05	40.04

	Three Months Ended
	December 31, 2004	September 30, 2004	June 30, 2004	March 31, 2004
High	$39.54	$40.96	$43.79	$45.19
Low	35.02	35.50	36.61	39.01
Close	38.70	38.94	39.88	42.10

On March 1, 2006 the high and low sales prices and the closing price for our common shares as reported on the NASDAQ National Market were $57.00, $56.32 and $56.91, respectively.

HOLDERS

As of March 1, 2006, and based on information provided to us by our transfer agent and proxy solicitor, there were approximately 217 holders of record of our common shares and approximately 25,500 beneficial holders of our common shares.

DIVIDENDS

Any determination to pay dividends on ACGL’s series A non-cumulative preferred shares or common shares will be at the discretion of ACGL’s board of directors and will be dependent upon its results of operations, financial condition and other factors deemed relevant by ACGL’s board of directors. As a holding company, ACGL will depend on future dividends and other permitted payments from its subsidiaries to pay dividends to its shareholders. ACGL’s subsidiaries’ ability to pay dividends, as well as its ability to pay dividends, is subject to regulatory, contractual, rating agency and other constraints. So long as any series A non-cumulative preferred shares remain outstanding for any dividend period, unless the full dividends for the latest completed dividend period on all outstanding series A non-cumulative preferred shares and parity shares have been declared and paid (or declared and a sum sufficient for the payment thereof has been set aside), (a) no dividend may be paid or declared on ACGL’s common shares or any of its other securities ranking junior to the series A non-cumulative preferred shares (other than a dividend payable solely in common shares or in such other junior securities) and (b) no common shares or other junior shares may be purchased, redeemed or otherwise acquired for consideration by ACGL, directly or indirectly (other than (i) as a result of a reclassification of junior shares for or into other junior shares, or the exchange or conversion of one junior share for or into another junior share, (ii) through the use of the proceeds of a substantially contemporaneous sale of junior shares and (iii) as permitted by the bye-laws of ACGL in effect on the date of issuance of the series A non-cumulative preferred shares).

In addition, pursuant to a shareholders agreement, ACGL has agreed (until 2011) not to declare any dividend or make any other distribution on its common shares, and not to repurchase any common shares,

until it has repurchased from the Warburg Pincus funds and the Hellman & Friedman funds, pro rata, on the basis of the amount of those shareholders’ investments in us at the time of such repurchase, common shares (which were issued pursuant to the conversion of all outstanding preference shares in the 2005 fourth quarter) having an aggregate value of $250 million, at a per share price acceptable to those shareholders. No such shares have yet been repurchased.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

In June 2005, following shareholder approval, we adopted the 2005 Long Term Incentive and Share Award Plan (the “2005 Plan”). The 2005 Plan is intended to provide for competitive compensation opportunities, to encourage long-term service, to recognize individual contributions and reward achievement of performance goals and to promote the creation of long-term value for shareholders by aligning the interests of such persons with those of shareholders. The 2005 Plan will provide for the grant to eligible employees and directors stock options, stock appreciation rights, restricted shares, restricted share units payable in common shares or cash, share awards in lieu of cash awards, dividend equivalents and other share-based awards (the “Awards”). The 2005 Plan also will provide our non-employee directors with the opportunity to receive the annual retainer fee for Board service in common shares. A maximum of up to 2,000,000 common shares was reserved for issuance under the 2005 Plan, subject to anti-dilution adjustments in the event of certain changes in our capital structure. At December 31, 2005, approximately 1,992,000 shares are available for grant under the 2005 Plan.

Our shareholders approved the 2002 Long Term Incentive and Share Award Plan (“2002 Plan”) on June 27, 2002. The 2002 Plan provides for grants of stock options, stock appreciation rights, restricted shares, restricted units payable in common shares or cash, share awards in lieu of cash awards, dividend equivalents and other share-based awards common shares to our new employees, existing employees and members of our board of directors. We also adopted, and our shareholders approved, the 1995 Long Term Incentive and Share Award Plan (“1995 Plan”) and the 1999 Long Term Incentive and Share Award Plan (“1999 Plan”) in 1996 and 1999, respectively. In addition, our shareholders approved the 1995 Employee Stock Purchase Plan in 1996, but this plan was suspended in December 2002. All of the shares reserved for issuance under the 1995 Plan and the 1999 Plan have been granted pursuant to existing awards.

In October 2001, we adopted the Long Term Incentive Plan for New Employees (“New Employee Plan”) to provide incentives to attract and motivate new hires in connection with the launch of our underwriting initiative. A total of 3,634,170 of such share awards were granted under the New Employee Plan. As eligibility under the New Employee Plan was restricted to new hires, none of the shares under the New Employee Plan were available for grants to directors or existing employees. As a result, in order to be in a position to provide long-term incentive compensation for our employees and directors, in June 2002, following shareholder approval, we adopted the 2002 Plan, and the New Employee Plan was terminated. In addition, in October 2001, we awarded an aggregate of 2,455,575 shares under certain individual award agreements, of which substantially all were approved by shareholders in June 2002. For information about our equity compensation plans, see note 13, “Share Capital,” of the notes accompanying our consolidated financial statements.

The following information is as of December 31, 2005:

Plan category	Number of securities to be issued upon exercise of outstanding options(1), warrants and rights (a)	Weighted-average exercise price of outstanding options(1), warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,645,728	$28.15	2,549,000
Equity compensation plans not approved by security holders	1,991,380	$22.91	—
Total	5,637,108	$26.30	2,549,000

(1)          Includes all vested and unvested options.

The following table summarizes our purchases of our common shares for the year ended December 31, 2005:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plan or Programs
1/1/2005–1/31/2005	—	—	—	—
2/1/2005–2/28/2005	17,735	$40.98	—	—
3/1/2005–3/31/2005	1,158	$40.04	—	—
4/1/2005–4/30/2005	—	—	—	—
5/1/2005–5/31/2005	186	$41.71	—	—
6/1/2005–6/30/2005	—	—	—	—
7/1/2005–7/31/2005	21	$45.33	—	—
8/1/2005–8/31/2005	2,538	$44.72	—	—
9/1/2005–9/30/2005	9,311	$47.07	—	—
10/1/2005–10/31/2005	1,097	$48.49	—	—
11/1/2005–11/30/2005	1,117	$53.58	—	—
12/1/2005–12/31/2005	—	—	—	—
Total	33,163	$43.62	—	—

(1)          ACGL repurchases shares, from time to time, from employees in order to facilitate the payment of withholding taxes on restricted shares granted. We purchased these shares at their fair market value, as determined by reference to the closing price of our common shares on the day the restricted shares vested.

ITEM 6.                SELECTED FINANCIAL DATA

The following table sets forth summary historical consolidated financial and operating data for the five-year period ended December 31, 2005. Such data for the three-year period ended December 31, 2005 should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes.

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(U.S. dollars in thousands except share data)
Statement of Income Data:
Revenues:
Net premiums written	$3,138,772	$2,980,032	$2,738,415	$1,261,627	$36,216
Net premiums earned	2,977,716	2,915,882	2,212,599	654,976	30,918
Net investment income	232,902	143,705	80,992	51,249	12,120
Net realized gains (losses)	(53,456)	30,237	25,317	(839)	18,382
Total revenues	3,167,529	3,104,050	2,343,737	721,769	76,454
Income before income taxes and extraordinary item	285,435	343,127	306,500	54,540	24,144
Income before extraordinary item	256,486	316,899	279,775	55,096	22,016
Extraordinary gain—excess of fair value of acquired net assets over cost (net of $0 tax)(1)	—	—	816	3,886	—
Net income	$256,486	$316,899	$280,591	$58,982	$22,016
Average shares outstanding:
Basic(2)	35,342,650	31,560,737	26,264,055	20,095,698	12,855,668
Diluted(2)	74,709,858	72,519,045	67,777,794	59,662,178	17,002,231
Net income (loss) per share data:
Basic(2):
Income before extraordinary item	$7.26	$10.04	$10.65	$2.74	$1.71
Extraordinary gain(1)	—	—	0.03	0.19	—
Net income	$7.26	$10.04	$10.68	$2.93	$1.71
Diluted(2):
Income before extraordinary item	$3.43	$4.37	$4.13	$0.92	$1.29
Extraordinary gain(1)	—	—	0.01	0.07	—
Net income	$3.43	$4.37	$4.14	$0.99	$1.29
Cash dividends per share	—	—	—	—	—

	December 31,
	2005	2004	2003	2002	2001
	(U.S. dollars in thousands except share data)
Balance Sheet Data:
Total investments and cash	$7,148,963	$5,835,515	$3,717,147	$1,985,898	$1,019,058
Premiums receivable	672,902	520,781	477,032	343,716	59,463
Unpaid losses and loss adjustment expenses recoverable	1,389,768	617,607	369,080	211,100	90,442
Total assets	11,488,436	8,218,754	5,585,321	2,991,328	1,313,701
Reserves for losses and loss adjustment expenses:
Before unpaid losses and loss adjustment expenses recoverable	5,452,826	3,492,759	1,911,596	592,432	111,494
Net of unpaid losses and loss adjustment expenses recoverable	4,063,058	2,875,152	1,542,516	381,332	21,052
Unearned premiums:
Before prepaid reinsurance premiums	1,699,691	1,518,162	1,378,654	748,203	88,539
Net of prepaid reinsurance premiums	1,377,256	1,219,795	1,166,937	641,119	29,578
Senior notes	300,000	300,000	—	—	—
Revolving credit agreement borrowings	—	—	200,000	—	—
Total liabilities	9,007,909	5,976,848	3,874,592	1,580,084	293,332
Shareholders’ equity	2,480,527	2,241,906	1,710,729	1,411,244	1,020,369
Book value:
Per common share(3)	$33.82	$41.76	$31.74	$21.48	$20.05
Diluted(4)	$33.82	$31.03	$25.52	$21.20	$18.28
Shares outstanding:
Basic	73,334,870	34,902,923	28,200,372	27,725,334	13,513,538
Diluted(4)	73,334,870	72,251,073	67,045,037	66,569,999	55,804,038

(1)          On November 30, 2002, we acquired PSIC and recorded an extraordinary gain of $3.9 million for the year ended December 31, 2002. The extraordinary gain represents the excess of the fair value of acquired net assets of $6.4 million over the purchase price of $2.5 million. In 2003, we recorded an additional extraordinary gain of $0.8 million representing an adjustment to the fair value of PSIC due to the recognition of deferred tax assets as part of the acquisition.

(2)          Net income per share is based on the basic and diluted weighted average number of common shares and common share equivalents outstanding.

(3)          Book value per common share at December 31, 2004, 2003, 2002 and 2001 was determined by dividing (i) the difference between total shareholders’ equity and the aggregate liquidation preference of the series A convertible preference shares of $784.3 million, $815.7 million, $815.7 million and $749.4 million, respectively, by (ii) the number of common shares outstanding. All outstanding series A convertible preference shares were converted to common shares in 2005.

(4)          Book value per share excludes the effects of stock options and, in periods prior to 2005, class B warrants. Diluted shares outstanding and diluted book value per share as of December 31, 2001 have been adjusted on a pro forma basis to reflect the issuance of additional series A convertible preference shares on June 28, 2002 and December 16, 2002 pursuant to post-closing purchase price adjustment mechanisms under the Subscription Agreement.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis contains forward-looking statements which involve inherent risks and uncertainties. All statements other than statements of historical fact are forward-looking statements. These statements are based on our current assessment of risks and uncertainties. Actual results may differ materially from those expressed or implied in these statements and, therefore, undue reliance should not be placed on them. Important factors that could cause actual events or results to differ materially from those indicated in such statements are discussed in this report, including the sections entitled “Cautionary Note Regarding Forward Looking Statements,” and “Risk Factors.”

This discussion and analysis should be read in conjunction with our audited consolidated financial statements and notes thereto presented under Item 8.

General

Overview

Arch Capital Group Ltd. (“ACGL” and, together with its subsidiaries, “we” or “us”) is a Bermuda public limited liability company with approximately $2.8 billion in capital at December 31, 2005 and, through operations in Bermuda, the United States, Europe and Canada, writes insurance and reinsurance on a worldwide basis. While we are positioned to provide a full range of property and casualty insurance and reinsurance lines, we focus on writing specialty lines of insurance and reinsurance. It is our belief that our underwriting platform, our experienced management team and our strong capital base that is unencumbered by significant pre-2002 risks have enabled us to establish a strong presence in the insurance and reinsurance markets.

The worldwide insurance and reinsurance industry is highly competitive and has traditionally been subject to an underwriting cycle in which a hard market (high premium rates, restrictive underwriting standards, as well as terms and conditions, and underwriting gains) is eventually followed by a soft market (low premium rates, relaxed underwriting standards, as well as broader terms and conditions, and underwriting losses). Insurance market conditions may affect, among other things, the demand for our products, our ability to increase premium rates, the terms and conditions of the insurance policies we write, changes in the products offered by us or changes in our business strategy.

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

In general, market conditions improved during 2002 and 2003 in the insurance and reinsurance marketplace. This reflected improvement in pricing, terms and conditions following significant industry losses arising from the events of September 11th, as well as the recognition that intense competition in the late 1990s led to inadequate pricing and overly broad terms, conditions and coverages. Such industry developments resulted in poor financial results and erosion of the industry’s capital base. Consequently, many established insurers and reinsurers reduced their participation in, or exited from, certain markets and, as a result, premium rates escalated in many lines of business. These developments provided relatively new insurers and reinsurers, like us, with an opportunity to provide needed underwriting capacity. Beginning in late 2003 and continuing through 2005, additional capacity emerged in many classes of business and, consequently, premium rate increases have decelerated significantly and, in many classes of business, premium rates have decreased. However, we believe that we are still able to write insurance and reinsurance business at what we believe to be attractive rates. In addition, the weather-related catastrophic events that occurred in the second half of 2005 have resulted in substantial improvements in market conditions in property and certain marine lines of business. In order to take advantage of these current opportunities, we are seeking to increase our writings in the property and marine lines of business and, as a result, these lines may represent a larger proportion of our overall book of business in future periods.

History

We commenced operations in September 1995 following the completion of the initial public offering of our predecessor, Arch Capital Group (U.S.) Inc. (“Arch-U.S.”). Arch-U.S. is a Delaware company formed in March 1995 under the original name of “Risk Capital Holdings, Inc.” From that time until May 2000, we provided reinsurance and other forms of capital to insurance companies. On May 5, 2000, we sold our prior reinsurance book of business to Folksamerica Reinsurance Company (“Folksamerica”) in an asset sale, but retained our surplus and our U.S.-licensed reinsurance platform. On November 8, 2000, following shareholder approval, we changed our legal domicile to Bermuda in order to benefit from Bermuda’s favorable business, regulatory, tax and financing environment.

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

In October 2001, we launched an underwriting initiative to meet current and future demand in the global insurance and reinsurance markets that included the recruitment of new insurance and reinsurance management teams and an equity capital infusion of $763.2 million. In April 2002, we completed an offering of common shares and received net proceeds of $179.2 million and, in September 2002, we received proceeds of $74.3 million from the exercise of class A warrants by our principal shareholders and certain other investors. In March 2004, we completed a public offering of common shares and received net proceeds of $179.3 million and, in May 2004, we completed a public offering of $300 million principal amount of 7.35% senior notes due May 1, 2034 and received net proceeds of $296.4 million, of which $200 million of the net proceeds was used to repay all amounts outstanding under our existing credit facility. On February 1, 2006, we issued in a public offering $200.0 million of our 8.00% series A non-cumulative preferred shares and received net proceeds of approximately $193 million.

In the 2005 fourth quarter, all remaining outstanding preference shares were converted to common shares. Since the preference shares were treated as common share equivalents in our reported financial results, the conversion had no impact on diluted earnings per share or diluted book value per share. However, the preference shares were not included in basic calculations prior to their conversion to common shares and, due to the timing of the conversions, basic average shares outstanding and basic earnings per share for 2005 only reflect the impact of the preference share conversion for a small portion of the year. Management does not believe that the presentation of basic earnings per share is meaningful for 2005, 2004 or 2003 and such amounts have not been presented or discussed herein.

Revenues

We derive our revenues primarily from the issuance of insurance policies and reinsurance contracts. Insurance and reinsurance premiums are driven by the volume and classes of business of the policies and contracts that we write which, in turn, are related to prevailing market conditions. The premium we charge for the risks assumed is also based on many assumptions. We price these risks well before our ultimate costs are known, which may extend many years into the future. In addition, our revenues include fee income and income we generate from our investment portfolio. Our investment portfolio is comprised primarily of fixed income investments that are classified as “available for sale.” Under our basis of accounting, accounting principles generally accepted in the United States of America (“GAAP”), these investments are carried at fair market value and unrealized gains and losses on the investments are not included in our statement of income. These unrealized gains and losses are included in accumulated other comprehensive income or loss as a separate component of shareholders’ equity in our balance sheet.

Costs and Expenses

Our costs and expenses primarily consist of losses and loss adjustment expenses, acquisition costs, other operating expenses and non-cash compensation. Losses and loss adjustment expenses include management’s best estimate of the ultimate cost of claims incurred during a reporting period. Such costs consist of three components: paid losses, changes in estimated amounts for known losses (“case reserves”), and changes in reserves for incurred but not reported (“IBNR”) losses. See “—Critical Accounting Policies, Estimates and Recent Accounting Pronouncements—Reserves for Losses and Loss Adjustment Expenses” for further discussion. Acquisition expenses, net of ceding commissions received from unaffiliated reinsurers, consist primarily of commissions, brokerage and taxes paid to obtain our business. A significant portion of such costs is paid based on a percentage of the premium written and will vary for each class or type of business that we underwrite. Other operating expenses consist primarily of compensation-related expenses. Non-cash compensation, which relates to certain grants (primarily of restricted common shares) under our stock incentive plans and other arrangements, includes costs related to our capital raising activities and the commencement of our new underwriting initiative in 2001. The issuance of restricted common shares and the related recognition of non-cash compensation expense have no impact on our shareholders’ equity.

Critical Accounting Policies, Estimates and Recent Accounting Pronouncements

The preparation of consolidated financial statements in accordance with GAAP requires us to make many estimates and judgments that affect the reported amounts of assets, liabilities (including reserves), revenues and expenses, and related disclosures of contingent liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, insurance and other reserves, reinsurance recoverables, allowance for doubtful accounts, investment valuations, intangible assets, bad debts, income taxes, contingencies and litigation. We base our estimates on historical experience, where possible, and on various other assumptions that we believe to be reasonable under the circumstances, which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates and judgments for a relatively new insurance and reinsurance company, like our company, are even more difficult to make than those made in a mature company since limited historical information has been reported to us through December 31, 2005. Actual results will differ from these estimates and such differences may be material. We believe that the following critical accounting policies require our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Reserves for Losses and Loss Adjustment Expenses

We are required by applicable insurance laws and regulations and GAAP to establish reserves for losses and loss adjustment expenses (“Loss Reserves”) that arise from the business we underwrite. Loss Reserves are balance sheet liabilities representing estimates of future amounts required to pay losses and loss adjustment expenses for insured or reinsured claims which have occurred at or before the balance sheet date. There is a possibility that significant changes in our Loss Reserves in future periods could occur due to many factors, including the insufficient amount of historical loss data and the resulting inability to use a historical loss development methodology in many lines of business.

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

In establishing Loss Reserves, we have made various assumptions relating to the pricing of our reinsurance contracts and insurance policies and have also considered available historical industry experience and current industry conditions. Our reserving method to date has been, to a large extent, the expected loss method, which is commonly applied when limited loss experience exists. We select the initial expected loss and loss adjustment expense ratios based on information derived by our underwriters and actuaries during the initial pricing of the business, supplemented by industry data where appropriate. These ratios consider, among other things, rate increases and changes in terms and conditions that have been observed in the market. Any estimates and assumptions made as part of the reserving process could prove to be inaccurate due to several factors, including the fact that limited historical information has been reported to us through December 31, 2005. Reinsurance operations by their nature add further complexity to the reserving process in that there is an inherent additional lag in the timing and reporting of a loss event to a reinsurer from an insured or ceding company through a broker. As actual loss information has been reported to us, we have developed our own loss experience and our reserving methods include other actuarial techniques. In 2005, our insurance operations began to give a relatively small amount of weight to their own experience. As a result, our insurance operations reduced loss selections for some lines, in particular those written on a claims-made basis and for which they now have a reasonable level of credible data. Over time, such techniques will be given more weight in our reserving process based on the continuing maturation of our Loss Reserves. It is possible that claims in respect of events that have occurred could exceed our Loss Reserves and have a material adverse effect on our results of operations in a future period or our financial condition in general.

We are only permitted to establish Loss Reserves for losses that have occurred on or before the applicable financial statement date. Loss Reserves do not reflect contingency reserve allowances to account for future loss occurrences. Losses arising from future events will be estimated and recognized at the time the losses are incurred and could be substantial.

At December 31, 2005 and 2004, our Loss Reserves, net of unpaid losses and loss adjustment expenses recoverable, by type and by operating segment were as follows:

	December 31,
	2005	2004
	(U.S. dollars in thousands)
Reinsurance:
Case reserves.	$488,593	$294,966
Additional case reserves	116,788	40,839
IBNR reserves	1,623,303	1,293,009
Total net reserves	$2,228,684	$1,628,814
Insurance:
Case reserves.	$421,131	$231,215
IBNR reserves	1,413,243	1,015,123
Total net reserves	$1,834,374	$1,246,338
Total:
Case reserves.	$909,724	$526,181
Additional case reserves	116,788	40,839
IBNR reserves	3,036,546	2,308,132
Total net reserves	$4,063,058	$2,875,152

At December 31, 2005 and 2004, the reinsurance segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	December 31,
	2005	2004
	(U.S. dollars in thousands)
Casualty	$1,304,859	$836,148
Other specialty.	267,850	254,442
Property excluding property catastrophe	265,355	251,453
Marine and aviation	175,364	94,647
Property catastrophe	107,307	104,846
Other	107,949	87,278
Total net reserves	$2,228,684	$1,628,814

At December 31, 2005 and 2004, the insurance segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	December 31,
	2005	2004
	(U.S. dollars in thousands)
Casualty	$420,113	$276,966
Programs	357,181	330,548
Property, marine and aviation.	259,686	104,374
Executive assurance	240,553	180,741
Professional liability	240,309	146,828
Construction and surety	202,817	130,295
Healthcare	104,464	70,068
Other	9,251	6,518
Total net reserves	$1,834,374	$1,246,338

As described above, we primarily use the expected loss method to calculate our reserves for losses and loss adjustment expenses, which is commonly applied when limited loss experience exists, and represents management’s best estimate of our reserves. As the loss data develops, we will utilize other actuarial methods to evaluate our reserves. Generally, due to the insufficient amount of historical loss data for our reinsurance and insurance operations in many lines of business, we do not produce a range of estimates in calculating reserves. In order to illustrate the potential volatility in our reserves for losses and loss adjustment expenses, we used a statistical model to simulate a range of results based on various probabilities. Both the probabilities and related modeling are subject to inherent uncertainties. The simulation relies on a significant number of assumptions, such as the potential for multiple entities to react similarly to external events, and includes other statistical assumptions.

Our recorded estimate of reserves for losses and loss adjustment expenses, net of unpaid losses and loss adjustment expenses recoverable, by operating segment at December 31, 2005, along with the results of the simulation are as follows:

	December 31, 2005
	Reinsurance	Insurance	Total
	(U.S. dollars in thousands)
Total net reserves	$2,228,684	$1,834,374	$4,063,058
Simulation results:
90th percentile(1)	$2,823,035	$2,215,671	$4,871,910
10th percentile(2)	$1,711,447	$1,483,250	$3,329,916

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

We do not have significant exposure to pre-2002 liabilities, such as asbestos-related illnesses and other long-tail liabilities and, to date, we have experienced a relatively low level of reported claims activity in many lines of business, particularly in longer-tailed lines such as primary and excess casualty and executive assurance, which have longer time periods during which claims are reported and paid. Our limited history does not provide meaningful trend information for such lines of business. See “—Results of Operations” for a discussion of prior year development of loss reserves.

Premium Revenues and Related Expenses

Insurance premiums written are generally recorded at the policy inception and are primarily earned on a pro rata basis over the terms of the policies for all products, usually twelve months. Premiums written include estimates in our programs, aviation, construction and surety and collateralized protection business and for participation in involuntary pools. The amount of such insurance premium estimates included in premiums receivable and other assets at December 31, 2005 and 2004 was $25.9 million and $34.6 million, respectively. Such premium estimates are derived from multiple sources which include the historical experience of the underlying business, similar business and available industry information. Unearned premium reserves represent the portion of premiums written that relates to the unexpired terms of in-force insurance policies.

Reinsurance premiums written include amounts reported by brokers and ceding companies, supplemented by our own estimates of premiums where reports have not been received or in cases where the amounts reported by brokers and ceding companies are adjusted to reflect management’s best judgments and expectations. Premium estimates are derived from multiple sources which include our underwriters, the historical experience of the underlying business, similar business and available industry information. Premiums written are recorded based on the type of contracts we write. Premiums on our excess of loss and pro rata reinsurance contracts are estimated when the business is underwritten. For excess of loss contracts, the minimum premium, as defined in the contract, is generally recorded as an estimate of premiums written as of the inception date of the treaty. Estimates of premiums written under pro rata contracts are recorded in the period in which the underlying risks are expected to incept and are based on information provided by the brokers and the ceding companies. For multi-year reinsurance treaties which are payable in annual installments, generally, only the initial annual installment is included as premiums written at policy inception due to the ability of the reinsured to commute or cancel coverage during the term of the policy. The remaining annual installments are included as premiums written at each successive anniversary date within the multi-year term.

Reinstatement premiums for our insurance and reinsurance operations are recognized at the time a loss event occurs, where coverage limits for the remaining life of the contract are reinstated under pre-defined contract terms. Reinstatement premiums, if obligatory, are fully earned when recognized. The accrual of reinstatement premiums is based on an estimate of losses and loss adjustment expenses, which reflects management’s judgment, as described above in “Reserves for Losses and Loss Adjustment Expenses.”

The amount of reinsurance premium estimates included in premiums receivable and the amount of related acquisition expenses by type of business were as follows at December 31, 2005 and 2004:

	December 31,
	2005			2004
	Gross Amount	Acquisition Expenses	Net Amount	Gross Amount	Acquisition Expenses	Net Amount
	(U.S. dollars in thousands)
Casualty	$241,801	$(68,603)	$173,198	$199,046	$(61,187)	$137,859
Property excluding property catastrophe	103,238	(23,118)	80,120	71,956	(22,017)	49,939
Other specialty	94,177	(24,971)	69,206	101,237	(19,339)	81,898
Marine and aviation	62,472	(16,981)	45,491	49,033	(12,382)	36,651
Property catastrophe	6,005	(1,084)	4,921	5,457	(1,816)	3,641
Other	6,787	(1,887)	4,900	3,355	(315)	3,040
Total	$514,480	$(136,644)	$377,836	$430,084	$(117,056)	$313,028

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

A significant portion of amounts included as premiums receivable, which represent estimated premiums written, net of commissions, are not currently due based on the terms of the underlying contracts. Based on currently available information, management believes that the premium estimates included in premiums receivable will be collectible and, therefore, no provision for doubtful accounts has been recorded on the premium estimates at December 31, 2005.

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

We also write certain business that is intended to provide insurers with risk management solutions that complement traditional reinsurance. Under these contracts, we assume a measured amount of insurance risk in exchange for an anticipated margin, which is typically lower than on traditional reinsurance contracts. The terms and conditions of these contracts may include additional or return premiums based on loss experience, loss corridors, sublimits and caps. Examples of such business include aggregate stop-loss coverages, financial quota share coverages and multi-year retrospectively rated excess of loss coverages. If these contracts are deemed to transfer risk, they are accounted for as reinsurance.

Certain assumed reinsurance contracts, which pursuant to Statement of Financial Accounting Standards No. 113 (“SFAS No. 113”), “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts,” issued by the Financial Accounting Standards Board (“FASB”), are deemed not to transfer insurance risk, are accounted for using the deposit method of accounting as prescribed in Statement of Position 98-7 (“SOP 98-7”), “Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk.” However, it is possible that we could incur financial losses on such contracts. Management exercises significant judgment in the assumptions used in determining whether assumed contracts should be accounted for as reinsurance contracts under SFAS No. 113 or deposit insurance contracts under SOP 98-7. Under SOP 98-7, for those contracts that contain an element of underwriting risk, the estimated profit margin is deferred and amortized over the contract period and such amount is included in our underwriting results. When the estimated profit margin is explicit, the margin is reflected as fee income and any adverse financial results on such contracts are reflected as incurred losses. When the estimated profit margin is implicit, the margin is reflected as an offset to paid losses and any adverse financial results on such contracts are reflected as incurred losses. For those contracts that do not transfer an element of underwriting risk, the projected profit is reflected in earnings over the estimated settlement period using the interest method and such profit is included in investment income. Additional judgments are required when applying the accounting guidance set forth in SOP 98-7 with respect to the revenue recognition criteria for contracts deemed not to transfer insurance risk.

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

Collection of Insurance-Related Balances and Provision for Doubtful Accounts

We are subject to credit risk with respect to our reinsurance ceded because the ceding of risk to reinsurers or retrocessionaires does not relieve us of our liability to the clients or companies we insure or reinsure. We are also subject to risks based upon the possibility that loss payments could occur earlier than the receipt of related reinsurance recoverables. If the financial condition of our reinsurers or retrocessionaires deteriorates, resulting in an impairment of their ability to make payments, we will provide for probable losses resulting from our inability to collect amounts due from such parties, as appropriate. We evaluate the credit worthiness of all the reinsurers to which we cede business. If our analysis indicates that there is significant uncertainty regarding the collectibility of amounts due from reinsurers, managing general agents, brokers and other clients, we will record a provision for doubtful accounts. At

December 31, 2005 and 2004, our reserves for doubtful accounts were approximately $2.1 million and $2.2 million, respectively. At December 31, 2005, approximately 78.6% of premiums receivable of $672.9 million represented amounts not yet due, while amounts in excess of 90 days overdue were 1.6% of the total. At December 31, 2004, approximately 71.0% of premiums receivable of $520.8 million represented amounts not yet due, while amounts in excess of 90 days overdue were 3.2% of the total. Approximately 1.1% of the $80.9 million of paid losses and loss adjustment expenses recoverable were in excess of 90 days overdue at December 31, 2005, compared to 4.9% of the $26.0 million of paid losses and loss adjustment expenses recoverable at December 31, 2004.

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

Investments

We currently classify all of our fixed maturity investments, short-term investments and other investments as “available for sale” and, accordingly, they are carried at estimated fair value. The fair value of fixed maturity securities is generally determined from quotations received from a nationally recognized pricing service. Short-term investments comprise securities due to mature within one year of the date of issue. Short-term investments include certain cash equivalents which are part of our investment portfolios under the management of external and internal investment managers. Other investments are carried at estimated fair value. Fair value is initially considered to be equal to the cost of such investment until the investment is revalued based on substantive events or other factors which could indicate a diminution or appreciation in value.

In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” FASB Staff Position FAS115-1, ”The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” and Securities and Exchange Commission Staff Accounting Bulletin No. 59, “Other-Than-Temporary Impairment of Certain Investments in Debt and Equity Securities,” we review our investments each quarter to determine whether a decline in fair value below the amortized cost basis is other-than-temporary. Our process for identifying declines in the fair value of investments that are other-than-temporary involves consideration of several factors. These factors include (i) the time period in which there has been a significant decline in value, (ii) an analysis of the liquidity, business prospects and overall financial condition of the issuer, (iii) the significance of the decline and (iv) our intent and ability to hold the investment for a sufficient period of time for the value to recover. Where our analysis of the above factors results in the conclusion that declines in fair values are other-than-temporary, the cost of the securities is written down to fair value and is reflected as a realized loss. In periods subsequent to the recognition of an other-than-temporary impairment on fixed maturities, we account for such securities as if they had been purchased on the measurement date of the other-than-temporary impairment and the provision for other-than-temporary impairment (reflected as a discount or reduced premium based on the new cost basis) is amortized into net investment income over the remaining life of the fixed maturities, or until such securities are sold.

In general, we consider twelve months to be the threshold for the time period in which there has been a significant decline in value in order to consider such security’s value to be other-than-temporarily impaired. Securities which are in an unrealized loss position for more than twelve months are considered other-than-temporarily impaired, while securities in an unrealized loss position for less than twelve months are evaluated for other-than-temporary impairment if such unrealized loss is in excess of 20% of the security’s cost basis. With respect to securities where the decline in value is determined to be temporary because we concluded that the investment was impaired for a minor length of time or to a minor extent and the security’s value is not written down, a subsequent decision may be made to sell that security and realize a loss. Such sale would not contradict our determination that the decline was temporary because subsequent decisions to sell a security are made within the context of overall risk management, new information and the assessment of such security’s value relative to comparable securities. While our internal and external investment managers may, at a given point in time, believe the preferred course of action is to hold securities until such losses are recovered, the dynamic nature of portfolio management may result in a subsequent decision by us to sell the security and realize the loss, based upon a change in market and other factors discussed above. We believe these subsequent decisions are consistent with the classification of our investment portfolio as “available for sale.” See note 7, “Investment Information,” of the notes accompanying our consolidated financial statements.

Stock Issued to Employees

In December 2004, the FASB issued SFAS No.123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” and requires that the estimated expense resulting from all share-based payment transactions be recognized in the financial statements. SFAS No. 123(R) eliminates the alternative to disclose, on a pro forma basis, the effects of the fair value based method. SFAS No. 123(R) establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods and services, primarily with respect to accounting for transactions in which an entity obtains employee services in share-based payment transactions. It also addresses transactions in which an entity incurs liabilities in exchange for goods and services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. Entities will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Such cost, adjusted for forfeitures, will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). The grant-date fair value of employee stock options and similar instruments will be estimated using option-pricing models. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.

Pursuant to a Securities and Exchange Commission ruling released on April 14, 2005, which deferred the effective date of SFAS No. 123(R) for calendar year companies from July 1, 2005 to January 1, 2006, we adopted the fair value recognition provisions of accounting for employee stock option awards as defined in SFAS No. 123(R) on January 1, 2006 under the modified prospective approach. Under the fair value method of accounting, compensation expense is estimated based on the fair value of the award at the grant date and recognized over the requisite service period. Under the modified prospective approach, the fair value based method described in SFAS No. 123(R) is applied to new awards granted after January 1, 2006. Additionally, the unrecognized expense related to the fair value of unvested portions of option awards that were outstanding as of the effective date will be recognized as compensation expense as the requisite service is rendered. However, the impact of adopting SFAS No. 123(R) will have no effect on our cash flows or total shareholders’ equity.

For the years ended December 31, 2005, 2004 and 2003, we accounted for our share-based compensation related to stock option awards under the intrinsic value provisions as prescribed by APB No. 25 and related interpretations as permitted by SFAS No. 123, as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” which does not require the recognition of compensation expense relating to the issuance of stock options so long as the quoted market price of our stock at the date of grant is less than or equal to the amount an employee must pay to acquire the stock. Pro forma information regarding net income is required by SFAS No. 123 and has been determined as if we had accounted for share-based compensation plans using the fair value method prescribed by SFAS No. 123. For purposes of the required pro forma information, the estimated fair value of employee stock options is amortized to expense over the option’s vesting period. All options are initially assumed to vest and compensation previously recognized is reversed for actual forfeitures of unvested options. See note 2(m), “Significant Accounting Policies—Stock Awards,” of the notes accompanying our consolidated financial statements.

Reclassifications

We have reclassified the presentation of certain prior year information to conform to the current presentation. Such reclassifications had no effect on our net income, shareholders’ equity or cash flows.

Recent Accounting Pronouncements

See note 2(q), “Significant Accounting Policies—Recent Accounting Pronouncements,” of the notes accompanying our consolidated financial statements.

Results of Operations

Comparison of Years Ended December 31, 2005 and 2004

The following table sets forth net income and earnings per share data:

	Years Ended December 31,
	2005	2004
	(U.S. dollars in thousands except share data)
Net income	$256,486	$316,899
Diluted net income per share.	$3.43	$4.37
Diluted average shares outstanding	74,709,858	72,519,045

Net income was $256.5 million for 2005, compared to $316.9 million for 2004. The lower level of net income was primarily due to the higher level of catastrophic activity in 2005, as discussed in “—Segment Information” below. Our net income for 2005 represented a 10.9% return on average equity, compared to

16.0% for 2004. For purposes of computing return on average equity, average equity has been calculated as the average of shareholders’ equity outstanding at the beginning and end of each year.

The increase in diluted average shares outstanding from 2004 to 2005 was due, in part, to increases in the dilutive effects of stock options and nonvested restricted stock calculated using the treasury stock method and the exercise of stock options. Under the treasury stock method, the dilutive impact of options and nonvested stock on diluted weighted average shares outstanding increases as the market price of our common shares increases. In addition, diluted weighted average shares outstanding for 2005 reflects the full weighting of 4.7 million common shares issued in March 2004.

Segment Information

We determined our reportable operating segments using the management approach described in SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information,” as further detailed in note 3, “Segment Information,” of the notes accompanying our consolidated financial statements. Management measures segment performance based on underwriting income or loss, which includes the excess or deficiency of net premiums earned for each reporting period over the combined total of expenses and losses incurred during the same period.

Reinsurance Segment

The following table sets forth our reinsurance segment’s underwriting results:

	Years Ended December 31,
	2005	2004
	(U.S. dollars in thousands)
Gross premiums written	$1,750,839	$1,657,520
Net premiums written	1,657,472	1,588,048
Net premiums earned	$1,585,602	$1,573,323
Other underwriting-related fee income	5,035	601
Losses and loss adjustment expenses	(1,051,953)	(998,844)
Acquisition expenses, net	(442,116)	(408,692)
Other operating expenses	(52,100)	(46,058)
Underwriting income	$44,468	$120,330
Underwriting Ratios
Loss ratio	66.3%	63.5%
Acquisition expense ratio	27.9%	26.0%
Other operating expense ratio	3.3%	2.9%
Combined ratio	97.5%	92.4%

Underwriting Income.   The reinsurance segment had underwriting income of $44.5 million and a combined ratio of 97.5% for 2005, compared to $120.3 million and 92.4% for 2004. The 2005 results included estimated pre-tax net losses in 2005 related to Hurricanes Dennis, Emily, Katrina, Rita and Wilma and the European Floods of $192.1 million, after reinsurance recoveries and net of reinstatement premiums. Before reinsurance recoveries, such estimated losses were $358.4 million. The 2004 results reflected estimated pre-tax net losses related to Hurricanes Charley, Frances, Ivan and Jeanne and Typhoon Songda of $125.4 million, after reinsurance recoveries and net of reinstatement premiums. Before reinsurance recoveries, such estimated losses were $177.0 million. The components of the reinsurance segment’s underwriting income are discussed below.

Premiums Written.   Gross premiums written for our reinsurance segment were $1.75 billion for 2005, compared to $1.66 billion for 2004. As a result of the significant catastrophic activity in 2005 and the impact of such events on the insurance market, the reinsurance segment was able to write certain property (both catastrophe and non-catastrophe) and marine business in the 2005 fourth quarter, which resulted in approximately $100.4 million of gross premiums written. Such business is not considered to be a recurring source of business in the future. Net premiums written for our reinsurance segment were $1.66 billion for 2005, compared to $1.59 billion for 2004. The growth was primarily attributable to the 2005 fourth quarter property and marine business discussed above. For 2005, 79.3% and 20.7% of net premiums written were generated from pro rata contracts and excess of loss treaties, compared to 71.2% and 28.8%, respectively, for 2004. Pro rata contracts are typically written at a lower loss ratio and higher expense ratio than excess of loss business. In certain cases, the reinsurance segment writes pro rata contracts where the underlying business consists of excess of loss treaties or insurance policies. Approximately 32.1% of amounts included in the pro rata contracts written are related to excess of loss treaties for 2005, compared to 32.8% for 2004. For information regarding net premiums written produced by type of business and geographic location, refer to note 3, “Segment Information,” of the notes accompanying our consolidated financial statements.

Net Premiums Earned.   Net premiums earned for our reinsurance segment increased to $1.59 billion for 2005, compared to $1.57 billion for 2004. The increase in net premiums earned in 2005 primarily reflects changes in net premiums written over the previous five quarters, including the mix and type of business written. For 2005, 75.7% and 24.3% of net premiums earned were generated from pro rata contracts and excess of loss treaties, respectively, compared to 73.3% and 26.7% for 2004.

Losses and Loss Adjustment Expenses.   Reinsurance segment losses and loss adjustment expenses incurred for 2005 were $1.05 billion, or 66.3% of net premiums earned, compared to $998.8 million, or 63.5%, for 2004. The 2005 loss ratio reflected $213.4 million related to the 2005 catastrophic activity noted above, while the 2004 loss ratio reflected $131.5 million from the 2004 catastrophic activity noted above and the Algerian natural gas plant explosion in January 2004. The net increase in catastrophic activity in 2005 resulted in a 5.2 point increase in the 2005 loss ratio, compared to the 2004 ratio.

The loss ratio for 2005 also reflected net favorable development in prior year reserves of $91.2 million, compared to $85.3 million for 2004. The net favorable development in both periods was primarily due to short-tail lines, mainly property, and resulted from better than anticipated loss emergence. The net impact of the change in prior year development was a 0.4 point reduction in the 2005 loss ratio, compared to the 2004 ratio. In its reserving process in 2002 and 2003, the reinsurance segment recognized that there is a possibility that the assumptions made could prove to be inaccurate due to several factors primarily related to the start up nature of its operations. Due to the availability of additional data, and based on reserve analyses, it was determined that it was no longer necessary to continue to include such factors in the reserving process in 2004. Following reserve reviews, and based on the level of claims activity reported to date, the reinsurance segment has reduced the amount it had recorded in 2002 and 2003 by $9.8 million in 2005 and $7.3 million in 2004. Such amounts are reflected in the prior year development shown above.

The net favorable development in both periods was partially offset by increased acquisition expenses, primarily as a result of the commutation of certain treaties. Such activity resulted in an increase to acquisition expenses of approximately $9.0 million in 2005, compared to $21.7 million in 2004. The net decrease in acquisition expenses related to the commutation activity resulted in a 0.8 point decrease in the 2005 acquisition expense ratio, compared to the 2004 ratio. The remainder of the change in the loss ratio for 2005, compared to 2004, resulted from better results recorded in the reinsurance segment’s property lines of business and changes in their mix of business. For a discussion of the reserves for losses and loss adjustment expenses, please refer to the section above entitled “—Critical Accounting Policies, Estimates and Recent Accounting Pronouncements—Reserves for Losses and Loss Adjustment Expenses.”

Underwriting Expenses.   The acquisition expense ratio for 2005 was 27.9%, compared to 26.0% for 2004. The increase in the 2005 acquisition ratio was due, in part, to a higher amount of property business than in 2004, assessments related to the 2005 hurricane activity and changes in mix and type of business, which more than offset the reduction in acquisition expenses related to the commutation activity noted above. The other operating expense ratio was 3.3% for 2005, compared to 2.9% for 2004. The increase in the 2005 operating expense ratio, compared to the 2004 ratio, was primarily due to a lower amount of deferrable expenses in 2005.

Insurance Segment

The following table sets forth our insurance segment’s underwriting results:

	Years Ended December 31,
	2005	2004
	(U.S. dollars in thousands)
Gross premiums written	$2,325,632	$2,146,188
Net premiums written	1,481,300	1,391,984
Net premiums earned	$1,392,114	$1,342,559
Policy-related fee income	3,379	15,323
Other underwriting-related fee income	1,953	3,274
Losses and loss adjustment expenses	(949,996)	(877,761)
Acquisition expenses, net	(137,804)	(155,225)
Other operating expenses	(220,846)	(212,631)
Underwriting income	$88,800	$115,539
Underwriting Ratios
Loss ratio	68.2%	65.4%
Acquisition expense ratio(1)	9.7%	10.4%
Other operating expense ratio	15.9%	15.8%
Combined ratio	93.8%	91.6%

(1)          The acquisition expense ratio is adjusted to include policy-related fee income.

Underwriting Income.   The insurance segment had underwriting income of $88.8 million and a combined ratio of 93.8% for 2005, compared to $115.5 million and 91.6% for 2004. The 2005 results included estimated pre-tax net losses in 2005 related to Hurricanes Dennis, Emily, Katrina, Rita and Wilma of $140.3 million, after reinsurance recoveries and net of reinstatement premiums. Before reinsurance recoveries, such estimated losses were $646.5 million. The 2004 results reflected estimated pre-tax net losses related to Hurricanes Charley, Frances, Ivan and Jeanne of $41.8 million, after reinsurance recoveries and net of reinstatement premiums. Before reinsurance recoveries, such estimated losses were $88.9 million. The components of the insurance segment’s underwriting income are discussed below.

Premiums Written.   Gross premiums written for our insurance segment were $2.33 billion for 2005, compared to $2.15 billion for 2004. The increase in gross premiums written for 2005 primarily resulted from increased contributions in the property, professional liability and executive assurance lines from the insurance segment’s European operations, which became fully operational in the 2004 fourth quarter. Growth in certain U.S. specialty lines, including construction and surety and professional liability, was offset by reductions due to the sale of the insurance segment’s non-standard auto insurance operations in late 2004, which contributed $96.5 million in the 2004 period, and in casualty and program business. The decrease in casualty business primarily resulted from the non-renewal of one large policy in the 2005 fourth quarter.

For purposes of managing risk, our insurance segment reinsures a portion of its exposures, paying to reinsurers a part of the premiums received on the policies it writes. For 2005, ceded premiums written represented 36.3% of gross premiums written, compared to 35.1% for 2004. The higher ceded percentage for 2005 compared to 2004 primarily resulted from increases in business ceded in the insurance segment’s property and professional liability lines and an increase in program business ceded through a 30% quota share of certain programs with effective dates subsequent to March 31, 2004. Net premiums written for our insurance segment increased to $1.48 billion for 2005, compared to $1.39 billion for 2004, with the increase primarily as a result of the reasons discussed above. For information regarding net premiums written produced by major type of business and geographic location, refer to note 3, “Segment Information,” of the notes accompanying our consolidated financial statements.

Net Premiums Earned.   Net premiums earned for our insurance segment were $1.39 billion for 2005, compared to $1.34 billion for 2004. The increase in net premiums earned in 2005 primarily reflects changes in net premiums written over the previous five quarters, including the mix and type of business written.

Policy-Related Fee Income.   Policy-related fee income for our insurance segment was $3.4 million for 2005, compared to $15.3 million for 2004. The 2005 amounts were earned on our alternative markets business, and the 2004 amounts included a significant contribution from our non-standard automobile business, which was sold in late 2004.

Other Underwriting-Related Fee Income.   Other underwriting-related fee income for our insurance segment was $2.0 million for 2005, compared to $3.3 million for 2004. Other underwriting-related fee income for our insurance segment primarily relates to miscellaneous income from certain aviation business, certain service fee reimbursements received and non-recurring revenue from the insurance segment’s alternative markets business.

Losses and Loss Adjustment Expenses.   Insurance segment losses and loss adjustment expenses incurred for 2005 were $950.0 million, or 68.2% of net premiums earned, compared to $877.8 million, or 65.4%, for 2004. The 2005 loss ratio reflected $119.8 million related to the 2005 catastrophic activity noted above, while the 2004 loss ratio reflected $41.8 million from the 2004 catastrophic activity noted above. The net increase in catastrophic activity in 2005 resulted in a 5.6 point increase in the 2005 loss ratio, compared to the 2004 ratio. The loss ratio for 2005 also reflected net favorable development in prior year reserves of $27.8 million, compared to $13.4 million for 2004. Prior to 2005, the insurance segment’s reserving method relied heavily on industry data. In 2005, the insurance segment began to give a relatively small amount of weight to its own experience. As a result, the insurance segment reduced loss selections for some lines, in particular those written on a claims-made basis and for which it now has a reasonable level of credible data. The insurance segment’s net favorable development in 2005 was primarily due to reductions in reserves for medium-tailed and longer-tailed lines of business resulting from such changes, while the net favorable development in 2004 was primarily due to short-tail lines, mainly property. The net impact of the change in prior year development was a 1.0 point reduction in the 2005 loss ratio, compared to the 2004 ratio. The 2005 loss ratio also reflected better results recorded in the insurance segment’s non-catastrophe related property and other short-tail lines of business and changes in their mix of business. For a discussion of the reserves for losses and loss adjustment expenses, please refer to the section above entitled “—Critical Accounting Policies, Estimates and Recent Accounting Pronouncements—Reserves for Losses and Loss Adjustment Expenses.”

Underwriting Expenses.   The acquisition expense ratio for our insurance segment is calculated net of policy-related fee income and is affected by, among other things, (1) the amount of ceding commissions received from unaffiliated reinsurers and (2) the amount of business written on a surplus lines (non-admitted) basis. The acquisition expense ratio was 9.7% for 2005 (net of 0.2 points of policy-related fee income), compared to 10.4% for 2004 (net of 1.1 points). The other operating expense ratio for 2005 was essentially unchanged at 15.9%.

Net Investment Income

Net investment income was $232.9 million for 2005, compared to $143.7 million for 2004. The increase in net investment income was due, in part, to growth in average invested assets and an increase in the pre-

tax investment income yield (net of investment expenses) to 3.7% for 2005, compared to 3.0% for 2004. These yields were calculated based on the amortized cost of the portfolio. Yields on future investment income may vary based on financial market conditions, investment allocation decisions and other factors. The increase in investment income yields was primarily due to higher yields available in financial markets as we reduced the average effective duration from 3.7 years at December 31, 2004 to 3.3 years at December 31, 2005 and we maintained the average Standard & Poor’s quality of our portfolio at “AA+.” The average yield to maturity (book yield) increased from 3.5% at December 31, 2004 to 4.2% at December 31, 2005.

Net Realized Gains (Losses)

Following is a summary of net realized gains or losses for the years ended December 31, 2005 and 2004:

	Years Ended December 31,
	2005	2004
	(U.S. dollars in thousands)
Fixed maturities	($56,770)	$22,007
Other investments	1,016	4,980
Other	2,298	3,250
Net realized gains (losses)	($53,456)	30,237
Income tax benefit (expense)	2,388	(2,623)
Net realized gains (losses), net of tax	($51,068)	$27,614

Currently, our portfolio is actively managed on a total return basis within certain guidelines. The effect of financial market movements will influence the recognition of net realized gains and losses as the portfolio is adjusted and rebalanced. For 2005, net realized losses on our fixed maturities of $56.8 million included a provision of $25.7 million for declines in the market value of investments held in our available for sale portfolio which were considered to be other-than-temporary, based on a review performed during the 2005 fourth quarter. For 2004, based on our other-than-temporary impairment review process, we did not consider any declines in the market value of investments to be other-than-temporary. The declines in market value on such securities were primarily due to the current interest rate environment and not due to issues with credit quality. The balance of $31.1 million in net realized losses in 2005 resulted from the sale of securities, compared to net realized gains from the sale of securities of $22.0 million in 2004. Net realized gains or losses in 2005 and 2004 from the sale of securities resulted from our decisions to reduce credit exposure, changes in duration targets and from sales related to rebalancing the portfolio. For a discussion of our accounting for investments, please refer to the section above entitled “—Critical Accounting Policies, Estimates and Recent Accounting Pronouncements—Investments.”

Our investment portfolio is classified as “available for sale.” During 2005 and 2004, we realized gross losses from the sale of fixed maturities of $67.2 million and $12.4 million, respectively. With respect to those securities that were sold at a loss, the following is an analysis of the gross realized losses based on the period of time those securities had been in an unrealized loss position:

	Years Ended December 31,
	2005	2004
	(U.S. dollars in thousands)
Less than 6 months	$37,713	$11,132
At least 6 months but less than 12 months	15,565	1,232
Over 12 months	13,884	—
Total	$67,162	$12,364

Other Expenses

Other expenses, which are included in our other operating expenses and part of our corporate and other segment (non-underwriting), were $24.1 million for 2005, compared to $17.2 million for 2004. Such amounts primarily represent certain holding company costs necessary to support our worldwide insurance and reinsurance operations and costs associated with operating as a publicly traded company. Other expenses for 2005 include approximately $1.9 million of costs related to an agreement entered into with Robert Clements, former Chairman of our board of directors, and approximately $4.9 million of costs related to an agreement entered into with Dwight Evans, former Chairman and Chief Executive Officer of Arch Worldwide Reinsurance Group. See note 10, “Transactions with Related Parties,” of the notes accompanying our consolidated financial statements.

Interest Expense

Interest expense was $22.5 million for 2005, compared to $18.0 million for 2004. The increase in interest expense in 2005 is primarily due to the fact that the $300 million of 7.35% senior notes, which were issued in May 2004, were outstanding for all of 2005.

Net Foreign Exchange Gains or Losses

Net foreign exchange gains for 2005 of $22.2 million consisted of net unrealized gains of $23.3 million and net realized losses of $1.1 million, compared to net foreign exchange losses for 2004 of $17.4 million, which consisted of net unrealized losses of $16.3 million and net realized losses of $1.1 million. Net unrealized foreign exchange gains or losses result from the effects of revaluing our net insurance liabilities required to be settled in foreign currencies at each balance sheet date. We hold investments in foreign currencies which are intended to mitigate our exposure to foreign currency fluctuations in our net insurance liabilities. However, changes in the value of such investments due to foreign currency rate movements are reflected as a direct increase or decrease to shareholders’ equity and are not included in the statement of income. For the 2005 and 2004 periods, the net foreign exchange gains or losses recorded by us were largely offset by changes in the value of our investments held in foreign currencies.

Non-Cash Compensation

Restricted Shares and Restricted Units

Non-cash compensation expense was $2.9 million for 2005, compared to $9.1 million for 2004. These amounts primarily relate to our capital raising activities during 2001 and the new underwriting initiative commenced in 2001. In addition, other non-cash compensation expenses that primarily relate to incentive compensation have been included in other operating expenses. As discussed above, we adopted SFAS No. 123 (R) on January 1, 2006, which governs the accounting for all share-based compensation. Pursuant to SFAS No. 123 (R), a restricted equity share or restricted equity unit awarded to an employee will be measured at its fair value as if it were vested and issued on the grant date. For 2005, 2004 and 2003, we accounted for share-based compensation related to restricted share and restricted unit awards under APB No. 25 and related interpretations. Compensation equal to the market value of the restricted share awards at the measurement date is amortized and charged to income over the vesting period. We attribute non-cash compensation expense for restricted shares pursuant to the accelerated amortization methodology as prescribed under FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans—an interpretation of APB Opinions No. 15 and 25,” for the awards with ratable vesting.

Stock Options

As discussed above under the caption “—Critical Accounting Policies, Estimates and Recent Accounting Pronouncements—Stock Issued to Employees,” we adopted the fair value recognition provisions of accounting for employee stock option awards as defined in SFAS No. 123(R) on January 1, 2006 under the modified prospective approach. Under the fair value method of accounting, compensation expense is estimated based on the fair value of the award at the grant date and recognized over the requisite service period. Under the modified prospective approach, the fair value based method described in SFAS No. 123(R) is applied to new awards granted after January 1, 2006. Additionally, the unrecognized expense related to the fair value of unvested portions of option awards that were outstanding as of the effective date will be recognized as compensation expense as the requisite service is rendered. As of December 31, 2005, total compensation cost related to unvested stock options was approximately $4.7 million, of which approximately $2.7 million is expected to increase our non-cash compensation expense in 2006, but will have no effect on our cash flows or total shareholders’ equity. Had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share below.

For 2005 and 2004, we have elected to continue to account for stock-based compensation in accordance with APB No. 25 and have provided the required additional pro forma disclosures. Such pro forma information has been determined as if we had accounted for our employee stock options under the fair value method of SFAS No. 123. The fair value of employee stock options has been estimated at the date of grant using the Black-Scholes option valuation model. See note 2(m), “Significant Accounting Policies—Stock Awards,” of the notes accompanying our consolidated financial statements. For purposes of the required pro forma information, the estimated fair value of employee stock options is amortized to expense over the options’ vesting period. The weighted average fair value of options granted during 2005 and 2004 were $4.6 million and $9.7 million, respectively. Had we accounted for our employee stock options under the fair value method, our net income and earnings per share would have been adjusted to the pro forma amounts indicated below; however, the expensing of stock options would have had no impact on our shareholders’ equity.

	Years Ended
	December 31,
	2005	2004
	(U.S. dollars in thousands, except per share data)
Net income, as reported	$256,486	$316,899
Total stock-based employee compensation expense under fair value method, net of tax	(4,307)	(4,450)
Pro forma net income	$252,179	$312,449
Earnings per share—diluted:
As reported	$3.43	$4.37
Pro forma	$3.37	$4.30

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

ACGL will be subject to U.S. federal income tax only to the extent that it derives U.S. source income that is subject to U.S. withholding tax or income that is effectively connected with the conduct of a trade or business within the U.S. and is not exempt from U.S. tax under an applicable income tax treaty. ACGL will be subject to a withholding tax on dividends from U.S. investments and interest from certain U.S. taxpayers. ACGL does not consider itself to be engaged in a trade or business within the U.S. and, consequently, does not expect to be subject to direct U.S. income taxation. However, because there is uncertainty as to the activities which constitute being engaged in a trade or business within the United States, there can be no assurances that the U.S. Internal Revenue Service will not contend successfully that ACGL or its non-U.S. subsidiaries are engaged in a trade or business in the United States. If ACGL or any of its non-U.S. subsidiaries were subject to U.S. income tax, ACGL’s shareholders’ equity and earnings could be materially adversely affected. ACGL’s U.S. subsidiaries are subject to U.S. income taxes on their worldwide income. See “Risk Factors—Risks Relating to Taxation” and “Business—Tax Matters.”

Our European subsidiaries, Arch Insurance Company (Europe) Limited (“Arch-Europe”) and Arch Capital U.K. Ltd., are companies incorporated in the U.K. and are therefore resident in the U.K. for U.K. corporation tax purposes and will be subject to U.K. corporate tax in their respective worldwide profits. The current rate of U.K. corporation tax is generally 30% on profits.

The income tax provision on income before income taxes resulted in an effective tax rate of 10.1% for 2005, compared to 7.6% for 2004. Our effective tax rate fluctuates from year to year consistent with the relative mix of income reported by jurisdiction due primarily to the varying tax rates in each jurisdiction. We currently estimate that our comparable income tax provision in 2006 will result in an effective tax rate of approximately 6.5% to 9.5%, although no assurances can be given to that effect. See note 9, “Income Taxes,” of the notes accompanying our consolidated financial statements for a reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average statutory tax rate for 2005, 2004 and 2003.

At December 31, 2005 and 2004, we had a valuation allowance of $1.4 million against a deferred tax asset in one of our subsidiaries that currently does not have a business plan to produce significant future taxable income. See note 9, “Income Taxes,” of the notes accompanying our consolidated financial statements.

We have net operating loss carryforwards in our U.S. operating subsidiaries totaling $21.9 million at December 31, 2005. Such net operating losses are currently available to offset future taxable income of the subsidiaries. Under applicable law, the U.S. net operating loss carryforwards expire between 2012 and 2020. Full utilization of our net operating losses would reduce future taxes payable by $7.7 million. In addition, we have an alternative minimum tax credit carryforward in the amount of $1.0 million, which can be carried forward without expiration. On November 20, 2001, we underwent an ownership change for U.S. federal income tax purposes as a result of the capital raised at that time. As a result of this ownership change, limitations are imposed upon the utilization by our U.S. operating subsidiaries of existing net operating losses and the alternative minimum tax credit carryforward. See note 9, “Income Taxes,” of the notes accompanying our consolidated financial statements.

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

Net income increased to $316.9 million for 2004, compared to $280.6 million for 2003. The increase in net income from 2003 to 2004 was primarily due to growth in investment income as a result of the increase in investable assets generated by cash flows from operations and financing activities. Underwriting profits in 2004 were slightly higher than in 2003 and reflect the significant level of losses incurred related to catastrophic activity in the 2004 third quarter, as discussed in “—Segment Information” below. Our net income for 2004 represented a 16.0% return on average equity, compared to 18.0% for 2003. For purposes of computing return on average equity, average equity has been calculated as the average of shareholders’ equity outstanding at December 31, 2003 and 2004. The increase in diluted average shares outstanding from 2003 to 2004 was primarily due to the partial weighting of 4,688,750 common shares issued in our March 2004 stock offering.

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

Underwriting Income.   The reinsurance segment’s underwriting income in 2004 was $120.3 million, compared to $147.9 million for 2003. The 2004 results reflect $125.4 million of estimated pre-tax net losses, after reinsurance, related to Hurricanes Charley, Frances, Ivan and Jeanne and Typhoon Songda. These

losses more than offset the benefits from a higher level of net premiums earned in the 2004 period. Before the effects of reinsurance ceded, such estimated losses were $177.0 million. The 2003 results included a significantly lower level of catastrophic activity. The combined ratio for the reinsurance segment was 92.4% for 2004, compared to 89.2% for 2003. The components of the reinsurance segment’s underwriting income are discussed below.

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

Net Premiums Earned.   Net premiums earned for our reinsurance segment increased to $1.57 billion for 2004, compared to $1.33 billion for 2003. The increase in net premiums earned in 2004 primarily reflects changes in net premiums written over the previous five quarters, including the mix and type of business written. For 2004, 73.3% and 26.7% of net premiums earned were generated from pro rata contracts and excess of loss treaties, respectively, compared to 69.4% and 30.6% for 2003.

Losses and Loss Adjustment Expenses.   Reinsurance segment losses and loss adjustment expenses incurred for 2004 were $998.8 million, or 63.5% of net premiums earned, compared to $839.4 million, or 63.1%, for 2003. The 2004 loss ratio reflected $123.4 million, or 7.8 points of the loss ratio, related to the catastrophic activity noted above, and losses of approximately $8.1 million, or 0.5 points of the loss ratio, from the Algerian natural gas plant explosion in January 2004.

The loss ratio for 2004 also reflected net favorable development in prior year reserves of $85.3 million, compared to $42.7 million for 2003. The net development in both periods was primarily due to short-tail lines, mainly property, and resulted from better than anticipated loss emergence. The net impact of the change in prior year development was a 2.7 point reduction in the 2004 loss ratio. In its reserving process in 2002 and 2003, the reinsurance segment recognized that there is a possibility that the assumptions made could prove to be inaccurate due to several factors primarily related to the start up nature of its operations. Due to the availability of additional data, and based on reserve analyses, it was determined that it was no longer necessary to continue to include such factors in the reserving process in 2004. Following reserve reviews, and based on the level of claims activity reported to date, the reinsurance segment has reduced the amount it had recorded in 2002 and 2003 by $7.3 million in 2004. Such amounts are reflected in the prior year development shown above.

The net favorable development in 2004 was partially offset by increased acquisition expenses, primarily as a result of the commutation of certain treaties. The 2004 results reflected an increase to acquisition expenses of approximately $21.7 million, or a 1.4% increase in the 2004 acquisition expense ratio. The remainder of the change in the loss ratio for 2004, compared to 2003, resulted from changes in the mix of business.

Underwriting Expenses.   The acquisition expense ratio for 2004 was 26.0%, compared to 23.6% in 2003. The increase in the acquisition ratio from 2003 to 2004 was primarily due to additional profit commissions recorded in the reinsurance segment’s non-traditional business discussed above along with an increased contribution to net premiums earned from pro rata business in 2004. The other operating expense ratio was 2.9% for 2004, compared to 2.5% for 2003. The increase in the 2004 operating expense ratio compared to 2003 reflects additional expenses incurred in 2004 due, in part, to the continued development of the reinsurance segment’s operating platform, as well as expenses incurred related to compliance with the Sarbanes-Oxley Act of 2002.

Insurance Segment

The following table sets forth our insurance segment’s underwriting results:

	Years Ended
	December 31,
	2004	2003
	(U.S. dollars in thousands)
Gross premiums written	$2,146,188	$1,766,987
Net premiums written	1,391,984	1,171,596
Net premiums earned	$1,342,559	$882,926
Policy-related fee income	15,323	14,028
Other underwriting-related fee income	3,274	1,733
Losses and loss adjustment expenses	(877,761)	(574,134)
Acquisition expenses, net	(155,225)	(109,815)
Other operating expenses	(212,631)	(133,968)
Underwriting income	$115,539	$80,770
Underwriting Ratios
Loss ratio	65.4%	65.0%
Acquisition expense ratio(1)	10.4%	10.8%
Other operating expense ratio	15.8%	15.2%
Combined ratio	91.6%	91.0%

(1)          The acquisition expense ratio is adjusted to include policy-related fee income.

Underwriting Income.   The insurance segment’s underwriting income was $115.5 million for 2004, compared to $80.8 million for 2003. The increase in underwriting profitability in 2004 was primarily due to a significantly higher level of net premiums earned, which was partially offset by $41.8 million of estimated pre-tax net losses, after reinsurance, related to Hurricanes Charley, Frances, Ivan and Jeanne. Before reinsurance, such losses were estimated at $88.9 million. The 2003 results reflected a significantly lower level of catastrophic activity. The insurance segment’s combined ratio was 91.6% for 2004, compared to 91.0% for 2003. The components of the insurance segment’s underwriting income or loss are discussed below.

Premiums Written.   Gross premiums written for our insurance segment were $2.15 billion for 2004, compared to $1.77 billion for 2003. For purposes of managing risk, our insurance segment reinsures a portion of its exposures, paying to reinsurers a part of the premiums received on the policies it writes. For 2004, ceded premiums written represented 35.1% of gross premiums written, compared to 33.7% for 2003. The higher ceded percentage for 2004 compared to 2003 primarily resulted from increases in business ceded in the insurance segment’s property, construction and surety and professional liability lines.

Net premiums written for our insurance segment increased to $1.39 billion for 2004, compared to $1.17 billion for 2003. Gross and net premiums written for 2004 were higher in the insurance segment’s specialty lines of business than in 2003 primarily as a result of an increase in the number of policies written, which was partially offset by a decrease in program business during 2004. The reduction in program business occurred primarily as a result of the non-renewal of certain programs in 2004 and the cession of 30% of certain program business with effective dates subsequent to March 31, 2004, which reduced 2004 net premiums written by approximately $20.7 million.

Net Premiums Earned.   Net premiums earned for our insurance segment were $1.34 billion for 2004, compared to $882.9 million for 2003. The increase in net premiums earned in 2004 primarily reflects changes in net premiums written over the previous five quarters, including the mix and type of business written.

Policy-Related Fee Income.   Policy-related fee income for our insurance segment was $15.3 million for 2004, compared to $14.0 million for 2003. Such amounts were primarily earned on our non-standard automobile business and our alternative markets business. In December 2004, we completed the sale of our non-standard automobile insurance operations.

Other Underwriting-Related Fee Income.   Other underwriting-related fee income for our insurance segment primarily for 2004 and 2003 related to a reinsurance agreement entered into during the 2003 fourth quarter pursuant to which we assumed certain surety contracts that were in-force in October 2003. Since the reinsurance agreement provides coverage for losses both prior and subsequent to such date, the retroactive and prospective elements of the contract were accounted for separately. We accounted for the retroactive element pursuant to the accounting guidance under SFAS No. 113, which prescribes that underwriting income generated in connection with retroactive contracts be deferred and amortized into income over the settlement period of the associated claims. Of the total estimated gain of $4.6 million, the insurance segment recorded other underwriting-related fee income of $2.8 million and $1.7 million in 2004 and 2003, respectively.

Losses and Loss Adjustment Expenses.   Insurance segment losses and loss adjustment expenses incurred for 2004 were $877.8 million, or 65.4% of net premiums earned, compared to $574.1 million, or 65.0%, for 2003. The loss ratio for 2004 reflects $41.8 million, or 3.1 points of the loss ratio, related to the catastrophic activity noted above. The loss ratio for 2004 also reflected net favorable development in prior year reserves of $13.4 million, compared to net adverse development of $1.7 million for 2003. The net development in 2004 was primarily due to short-tail lines, mainly property, and resulted from better than anticipated loss emergence. Such amounts were partially offset by $8.8 million of estimated adverse development in program business during 2004 which is included in the prior year development shown above. The net impact of the change in prior year development was a 1.1 point reduction in the 2004 loss ratio. The remainder of the change in the loss ratio for 2004, compared to 2003, resulted from changes in the mix of business earned.

Underwriting Expenses.   The acquisition expense ratio was 10.4% for 2004 (net of 1.1 points of policy-related fee income), compared to 10.8% for 2003 (net of 1.6 points). The other operating expense ratio for 2004 was 15.8%, compared to 15.2% for 2003. The increase in the 2004 operating expense ratio compared to 2003 reflects additional expenses incurred in 2004 due, in part, to the continued development of the insurance segment’s operating platform, as well as expenses incurred related to compliance with the Sarbanes-Oxley Act of 2002.

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

Net Realized Gains

Following is a summary of net realized gains:

	Years Ended
	December 31,
	2004	2003
	(U.S. dollars in thousands)
Fixed maturities	$22,007	$22,488
Other investments	4,980	692
Other	3,250	2,137
Net realized gains	30,237	25,317
Income tax expense	(2,623)	(2,245)
Net realized gains, net of tax	$27,614	$23,072

The net realized gains of $22.0 million and $22.5 million for 2004 and 2003, respectively, on our fixed maturities resulted from the sale of certain securities to reduce credit exposure, and from sales related to rebalancing the portfolio. Included in “Other” for 2004 is a $1.4 million gain recorded in connection with a forward swap hedge, a derivative investment, and a $1.9 million gain to reflect the change in fair value of embedded derivatives contained in certain reinsurance contracts which are on a funds withheld basis. For 2003, amounts included in “Other” in the table above included a realized gain of $1.9 million on proceeds received from a class action lawsuit related to a publicly traded equity security which we previously owned and for which we had recorded a significant realized loss in a prior year.

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

For 2004 and 2003, based on our other-than-temporary impairment review process, we did not consider any declines in the market value of investments to be other-than-temporary. For a discussion of our accounting for investments, please refer to the section above entitled “—Critical Accounting Policies, Estimates and Recent Accounting Pronouncements—Investments.”

Other

Other fee income, net of related expenses, represents revenues and expenses provided by our non-underwriting operations. During the 2004 second quarter, we entered into negotiations to sell our merchant banking operations, and, in October 2004, the sale was completed. Included in other income (loss) in 2004 is a charge of $4.5 million resulting from a write-down of the carrying value of such subsidiary and a realized loss of approximately $94,000 on the sale. In December 2004, we sold our non-standard automobile insurance operations. Included in other income (loss) for 2004 is a loss of approximately $1.9 million on the sale of such operations. See note 8, “Acquisition and Sale of

Subsidiaries,” of the notes accompanying our consolidated financial statements. Other income (loss) also includes income generated by other investments accounted for under the equity method of accounting, which amounted to $1.2 million for 2004, compared to $3.0 million for 2003. In July 2004, we sold our one remaining privately held security for which we used the equity method of accounting.

Other expenses primarily represent certain holding company costs necessary to support our worldwide insurance and reinsurance operations and costs associated with operating as a publicly traded company. Other expenses for 2003 include $3.1 million of costs related to the resolution of an adjustment basket pursuant to the subscription agreement entered into in connection with the November 2001 capital infusion. See note 10, “Transactions with Related Parties,” of the notes accompanying our consolidated financial statements.

Interest Expense

Interest expense was $18.0 million for 2004, compared to $1.4 million for 2003. The increase in interest expense in 2004 is primarily due to the issuance by ACGL of $300 million in 7.35% senior notes issued in May 2004.

Net Foreign Exchange Gains or Losses

Net foreign exchange losses reflected in the statement of income for 2004 of $17.4 million consisted of net unrealized losses of $16.3 million and net realized losses of $1.1 million, compared to net foreign exchange gains for 2003 of $1.0 million which consisted of net unrealized losses of $2.2 million and net realized gains of $3.2 million. We hold investments in Euros and British Pounds Sterling, which are intended to mitigate our exposure to foreign currency fluctuations in our net insurance liabilities. Such investments appreciated, due to changes in foreign currency rates, during 2004 by $15.4 million. However, such gains are reflected as a direct increase to shareholders’ equity and are not included in the statement of income.

Non-Cash Compensation

Restricted Shares and Restricted Units

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

Extraordinary Gain

In 2002, we acquired PSIC, a non-standard automobile insurer, and recorded an extraordinary gain of $3.9 million, which represented the excess of the fair value of acquired net assets of $6.4 million over the purchase price of $2.5 million. The indicated $6.4 million fair value of acquired net assets reflected the reduction of the carrying value of certain applicable assets to zero. In addition, we recorded an extraordinary gain of $0.8 million in 2003 representing an adjustment to the fair value of PSIC due to the recognition of deferred tax assets as part of the acquisition. PSIC was included in our insurance segment prior to the sale of such operations during the 2004 fourth quarter, as described above under “—Other.”

Income Taxes

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

Liquidity and Capital Resources

ACGL is a holding company whose assets primarily consist of the shares in its subsidiaries. Generally, ACGL depends on its available cash resources, liquid investments and dividends or other distributions from its subsidiaries to make payments, including the payment of debt service obligations and operating expenses it may incur and any dividends or liquidation amounts with respect to the series A non-cumulative preferred shares and common shares.

On a consolidated basis, our aggregate cash and invested assets totaled $7.12 billion at December 31, 2005, compared to $5.84 billion at December 31, 2004. At December 31, 2005, our fixed income portfolio, which includes fixed maturity securities and short-term investments, had an average Standard & Poor’s quality rating of “AA+” and an average effective duration of 3.3 years. ACGL’s readily available cash, short-term investments and marketable securities, excluding amounts held by our regulated insurance and reinsurance subsidiaries, totaled $21.0 million at December 31, 2005, compared to $6.1 million at December 31, 2004.

The ability of our regulated insurance and reinsurance subsidiaries to pay dividends or make distributions or other payments to us is dependent on their ability to meet applicable regulatory standards. Under Bermuda law, Arch Reinsurance Ltd. (“Arch Re Bermuda”) is required to maintain a minimum solvency margin (i.e., the amount by which the value of its general business assets must exceed its general business liabilities) equal to the greatest of (1) $100 million, (2) 50% of net premiums written (being gross premiums written by us less any premiums ceded by us, but we may not deduct more than 25% of gross premiums when computing net premiums written) and (3) 15% of loss and other insurance reserves. Arch Re Bermuda is prohibited from declaring or paying any dividends during any financial year if it is not in compliance with its minimum solvency margin. In addition, Arch Re Bermuda is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files, at least seven days before payment of such dividends, with the Bermuda Monetary Authority an affidavit stating that it will continue to meet the required margins. In addition, Arch Re Bermuda is prohibited, without prior approval of the Bermuda Monetary Authority, from reducing by 15% or more its total statutory capital, as set out in its previous year’s statutory financial statements. At December 31, 2005, as determined under Bermuda law, Arch Re Bermuda had statutory capital of $1.66 billion and statutory capital and surplus of $2.19 billion. Such amounts include ownership interests in U.S. insurance and reinsurance subsidiaries. Accordingly, Arch Re Bermuda can pay approximately $249 million to ACGL during 2006 without prior approval under Bermuda law, as discussed above. Our U.S. insurance and reinsurance subsidiaries can pay $80.3 million in dividends or distributions to Arch-U.S., our U.S. holding company, which is owned by Arch Re Bermuda, during 2006 without prior regulatory approval. Such dividends or distributions may be subject to applicable withholding or other taxes. Arch-Europe can pay approximately £3.8 million, or $6.5 million, in dividends to ACGL during 2006 without prior notice and approval by the FSA. In addition, the ability of our insurance and reinsurance subsidiaries to pay dividends is also constrained by our dependence on the financial strength ratings of our insurance and reinsurance subsidiaries from independent rating agencies. The ratings from these agencies depend to a large extent on the capitalization levels of our insurance and reinsurance subsidiaries. We believe that ACGL has sufficient cash resources and available dividend capacity to service its indebtedness and other current outstanding obligations.

Our insurance and reinsurance subsidiaries are required to maintain assets on deposit, which primarily consist of fixed maturities, with various regulatory authorities to support their operations. The assets on deposit are available to settle insurance and reinsurance liabilities to third parties. Our insurance and reinsurance subsidiaries also have investments in segregated portfolios primarily to provide collateral or guarantees for letters of credit to third parties. At December 31, 2005 and 2004, such amounts approximated $1.0 billion and $623.7 million, respectively. In addition, Arch Re Bermuda maintains assets in trust accounts as collateral for insurance and reinsurance transactions with affiliated companies. At December 31, 2005 and 2004, such amounts approximated $2.77 billion and $2.25 billion, respectively.

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

Arch Specialty Insurance Company (“Arch Specialty”) entered into a Stipulation and Order (“Stipulation”) with the Wisconsin Office of the Commissioner of Insurance (“OCI”) in connection with ACGL’s acquisition of Arch Specialty in 2002. While the ratio of Arch Specialty’s total adjusted capital to authorized control level risk-based capital exceeded 200% at December 31, 2005, and thus was above the risk-based capital threshold that would require company action (the lowest level of corrective action), it was below the 275% ratio that the Stipulation requires Arch Specialty to maintain. As of December 31, 2005, Arch Specialty was in compliance with the ratio required under the Stipulation following its receipt during 2006 of a capital contribution in the amount of $57.0 million provided by subsidiaries of ACGL. Western Diversified Casualty Insurance Company, which, like Arch Specialty, is domiciled in Wisconsin, also entered into a Stipulation with the OCI in 2003 whereby it must maintain a ratio of total adjusted capital to authorized control level risk-based capital of not less than 275%, and was in compliance with this ratio at December 31, 2005.

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

As part of our investment strategy, we seek to establish a level of cash and highly liquid short-term and intermediate-term securities which, combined with expected cash flow, is believed by us to be adequate to meet our foreseeable payment obligations. However, due to the nature of our operations, cash flows are affected by claim payments that may comprise large payments on a limited number of claims and which can fluctuate from year to year. We believe that our liquid investments and cash flow will provide us with sufficient liquidity in order to meet our claim payment obligations. However, the timing and amounts of actual claim payments related to recorded Loss Reserves vary based on many factors, including large individual losses, changes in the legal environment, as well as general market conditions. The ultimate amount of the claim payments could differ materially from our estimated amounts. Certain lines of business written by us, such as excess casualty, have loss experience characterized as low frequency and high severity. The foregoing may result in significant variability in loss payment patterns. The impact of this variability can be exacerbated by the fact that the timing of the receipt of reinsurance recoverables owed to us may be slower than anticipated by us. Therefore, the irregular timing of claim payments can create significant variations in cash flows from operations between periods and may require us to utilize other sources of liquidity to make these payments, which may include the sale of investments or utilization of existing or new credit facilities or capital market transactions. If the source of liquidity is the sale of investments, we may be forced to sell such investments at a loss, which may be material.

Consolidated cash provided by operating activities was $1.45 billion for the year ended December 31, 2005, compared to $1.81 billion for the year ended December 31, 2004. The decrease in operating cash flows in the 2005 period was due, in part, to a higher level of paid losses as our insurance and reinsurance Loss Reserves have continued to mature and due to a higher level of payments related to the 2004 and 2005 catastrophic events. Cash flow from operating activities are provided by premiums collected, fee income, investment income and collected reinsurance recoverables, offset by losses and loss adjustment expense payments, reinsurance premiums paid, operating costs and current taxes paid.

We expect that our operational needs, including our anticipated insurance obligations and operating and capital expenditure needs, for the next twelve months, at a minimum, will be met by our balance of cash, short-term investments and our credit facilities, as well as by funds generated from underwriting activities and investment income and proceeds on the sale or maturity of our investments. See “—Contractual Obligations and Commercial Commitments—Contractual Obligations” for an analysis of our contractual commitments at December 31, 2005.

We monitor our capital adequacy on a regular basis and will seek to adjust our capital base (up or down) according to the needs of our business. The future capital requirements of our business will depend on many factors, including our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover losses. Our ability to underwrite is largely dependent upon the quality of our claims paying and financial strength ratings as evaluated by independent rating agencies. In particular, we require (1) sufficient capital to maintain our financial strength ratings, as issued by several ratings agencies, at a level considered necessary by management to enable our key operating subsidiaries to compete; (2) sufficient capital to enable our underwriting subsidiaries to meet the capital adequacy tests performed by statutory agencies in the U.S. and other key markets; and (3) letters of credit and other forms of collateral that are necessary for our non-U.S. operating companies because they are “non-admitted” under U.S. state insurance regulations.

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

In addition to common share capital, we depend on external sources of finance to support our underwriting activities, which can be in the form (or any combination) of debt securities, preference shares, common equity and bank credit facilities providing loans and/or letters of credit. Any equity or debt financing, if available at all, may be on terms that are unfavorable to us. In the case of equity financings, dilution to our shareholders could result, and, in any case, such securities may have rights, preferences and privileges that are senior to those of our outstanding securities.

In March 2004, we completed a public offering of 4,688,750 of ACGL’s common shares and received net proceeds of $179.3 million. The net proceeds of the offering were used to support the underwriting activities of our insurance and reinsurance subsidiaries and for other general corporate purposes.

In May 2004, we completed a public offering of $300 million principal amount of 7.35% senior notes of ACGL due May 1, 2034 and received net proceeds of $296.4 million. We used $200 million of the net proceeds to repay all amounts outstanding under our existing credit facility and the remaining net proceeds were used to support the underwriting activities of our insurance and reinsurance subsidiaries and for other general corporate purposes. See “—Contractual Obligations and Commercial Commitments—Senior Notes” for a description of the senior notes.

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

In July 2004, ACGL filed a universal shelf registration statement with the Securities and Exchange Commission. This registration statement allows for the possible future offer and sale by us of up to $450 million of various types of securities (after the issuance of $200 million of series A non-convertible preference shares on February 1, 2006 discussed below), including unsecured debt securities, preference shares, common shares, warrants, share purchase contracts and units and depositary shares. The shelf registration statement enables us to efficiently access the public debt and/or equity capital markets in order to meet our future capital needs. In addition, another shelf registration statement allows selling shareholders to resell up to an aggregate of 9,892,594 common shares that they own in one or more offerings from time to time. We will not receive any proceeds from any shares offered by the selling shareholders. This report is not an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

In November 2005, we entered into a five-year agreement for a $300 million unsecured revolving loan and letter of credit facility and a $500 million secured letter of credit facility. The $300 million unsecured portion of the credit facility is also available for the issuance of unsecured letters of credit up to $100 million for our U.S.-based reinsurance operation. Simultaneously with the execution of the credit agreement, our former credit agreement expired. See “—Contractual Obligations and Commercial Commitments—Letter of Credit and Revolving Credit Facilities” for a description of the credit agreement.

On February 1, 2006, we issued in a public offering $200.0 million of ACGL’s 8.00% series A non-cumulative preferred shares with a liquidation preference of $25.00 per share and received net proceeds of approximately $193 million. The net proceeds of the offering primarily will be used to support the underwriting activities of our insurance and reinsurance subsidiaries. We have the right to redeem all or a portion of the preferred shares at a redemption price of $25.00 per share on or after February 1, 2011.

At December 31, 2005, ACGL’s capital of $2.78 billion consisted of senior notes of $300 million, representing 10.8% of the total, and shareholders’ equity of $2.48 billion, representing the balance. At December 31, 2004, ACGL’s capital of $2.54 billion consisted of senior notes of $300 million, representing 11.8% of the total, and shareholders’ equity of $2.24 billion, representing the balance. The increase in capital during 2005 of $238.6 million was primarily attributable to net income, which more than offset declines in the market value of investments primarily due to the effects of higher interest rates.

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

Premium Estimates

Our premiums written and premiums receivable include estimates for our insurance and reinsurance operations. Insurance premiums written include estimates for programs, aviation, construction and surety and collateralized protection business and for participation in involuntary pools. Reinsurance premiums written include amounts reported by the ceding companies, supplemented by our own estimates of premiums for which ceding company reports have not been received. The basis for the amount of premiums written recognized varies based on the types of contracts we write. Premiums on our excess of loss and pro rata reinsurance contracts are estimated when the business is underwritten. For excess of loss contracts, the minimum premium, as defined in the contract, is generally recorded as an estimate of premiums written as of the date of the treaty. Estimates of premiums written under pro rata contracts are recorded in the period in which the underlying risks are expected to incept and are based on information provided by the brokers and the ceding companies. For multi-year reinsurance treaties which are payable in annual installments, only the initial annual installment is included as premiums written at policy inception due to the ability of the reinsured to commute or cancel coverage during the term of the policy. The remaining annual installments are included as premiums written at each successive anniversary date within the multi-year term.

Premium estimates are reviewed at least quarterly, based on management’s review, comparing actual reported premiums to expected ultimate premiums together with a review of the aging and collection of premium estimates. Based on management’s review, the appropriateness of the premium estimates is evaluated, and any adjustment to these estimates is recorded in the period in which it becomes known. Adjustments to original premium estimates could be material and such adjustments could directly and significantly impact earnings favorably or unfavorably in the period they are determined because the subject premium may be fully or substantially earned. A significant portion of amounts included as premiums receivable, which represent estimated premiums written, net of commissions, is not currently due based on the terms of the underlying contracts. Based on the above process, management believes that the premium estimates included in premiums receivable will be collectible and, therefore, no provision for doubtful accounts has been recorded on the premium estimates at December 31, 2005.

Reinsurance Protection and Recoverables

For purposes of managing risk, we reinsure a portion of our exposures, paying to reinsurers a part of the premiums received on the policies we write, and we may also use retrocessional protection. Ceded premiums written represented approximately 21.8% of gross premiums written for 2005, compared to 18.8% for 2004 and 15.1% for 2003.

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

We monitor the financial condition of our reinsurers and attempt to place coverages only with substantial, financially sound carriers. At December 31, 2005, approximately 92.6% of our reinsurance recoverables on paid and unpaid losses of $1.47 billion (not including prepaid reinsurance premiums) were due from carriers which had an A.M. Best rating of “A-” or better. No reinsurance recoverables from any one carrier exceeded 5.6% of our total shareholders’ equity at December 31, 2005.

The following table details our reinsurance recoverables at December 31, 2005:

	% of Total	A.M. Best Rating (1)
Everest Reinsurance Company	9.5%	A	+
Lloyd’s of London syndicates(2)	8.5%	A
American Re-Insurance Company	6.8%	A
Allied World Assurance Company Ltd.	6.4%	A
Employers Reinsurance Corporation	5.4%	A
Swiss Reinsurance America Corporation	4.5%	A	+
Max Re Ltd.	4.0%	A	-
Sentry Insurance a Mutual Company(3)	3.9%	A	+
GE Frankona Reinsurance Ltd.	3.6%	A
Odyssey America Reinsurance Corporation(4)	3.3%	A
Endurance Specialty Insurance Ltd.	3.2%	A	-
Federal Insurance Company	3.1%	A	++
Liberty Mutual Insurance Company	2.8%	A
ACE Property & Casualty Insurance Company	2.5%	A	+
Converium Reinsurance (NA) Inc.(5)	1.1%	B	-
All other(6)	31.4%
Total	100.0%

(1)          The financial strength ratings are as of February 21, 2006 and were assigned by A.M. Best based on its opinion of the insurer’s financial strength as of such date. An explanation of the ratings listed in the table follows: the ratings of “A++” and “A+” are designated “Superior”; the “A” and “A-” ratings are designated “Excellent”; ratings of “B++” and “B+” are designated “Very Good”; and the rating of “B-” is designated “Fair.” Additionally, A.M. Best has five classifications within the “Not Rated” or “NR” category. Reasons for an “NR” rating being assigned by A.M. Best include insufficient data, size or operating experience, companies which are in run-off with no active business writings or are dormant, companies which disagree with their rating and request that a rating not be published or insurers that request not to be formally evaluated for the purposes of assigning a rating opinion.

(2)          The A.M. Best group rating of “A” (Excellent) has been applied to all Lloyd’s of London syndicates.

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

(4)          Approximately 70% of amounts due from Odyssey America Reinsurance Corporation are collateralized through a reinsurance trust.

(5)          During the 2005 fourth quarter, we entered into an agreement to commute our existing reinsurance agreements with Converium Reinsurance (NA) Inc. The commutation was completed in January 2006.

(6)          The following table provides a breakdown of the “All other” category by A.M. Best rating:

Companies rated “A-” or better	25.1%
Companies rated “B++”	1.2%
Companies rated “B+”	0.2%
Companies not rated (7)	4.9%
Total	31.4%

(7)          A substantial portion of such amount is collateralized through reinsurance trusts or letters of credit.

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

For our natural catastrophe exposed business, we seek to limit the amount of exposure we will assume from any one insured or reinsured and the amount of the exposure to catastrophe losses in any geographic zone. We monitor our exposure to catastrophic events, including earthquake and wind, and periodically reevaluate the estimated probable maximum pre-tax loss for such exposures. Our estimated probable maximum pre-tax loss is determined through the use of modeling techniques, but such estimate does not represent our total potential loss for such exposures. We seek to limit the probable maximum pre-tax loss to a specific level for severe catastrophic events. Currently, we generally seek to limit the probable maximum pre-tax loss to approximately 25% of consolidated shareholders’ equity for a severe catastrophic event in any geographic zone that could be expected to occur once in every 250 years, although we reserve the right to change this threshold at any time. There can be no assurances that we will not suffer pre-tax losses greater than 25% of total shareholders’ equity from one or more catastrophic events due to several factors, including the inherent uncertainties in estimating the frequency and severity of such events and the margin of error in making such determinations resulting from potential inaccuracies and inadequacies in the data provided by clients and brokers, the modeling techniques and the application of such techniques or as a result of a decision to change the percentage of shareholders’ equity exposed to a single catastrophic event. In addition, depending on business opportunities and the mix of business that may comprise our insurance and reinsurance portfolio, we may seek to adjust our self-imposed limitations on probable maximum pre-tax loss for catastrophe exposed business.

In addition to the use of individual per risk and inuring reinsurance contracts to limit exposure, our insurance operations had in force during 2005 a reinsurance program which provides coverage for certain property catastrophe-related losses equal to a maximum of 95% of the first $200 million in excess of a $50 million retention per occurrence of such losses. Estimated losses related to Hurricane Katrina exceeded the per occurrence retention and we have utilized the coverage in 2005. As such, a portion of the coverage was automatically reinstated once and is available under the same terms as described immediately above should another 2005 event ultimately exceed the per occurrence retention. Based on current estimates, our insurance operations expect to recover approximately $105.1 million, net of reinstatement premiums, through such coverage, with approximately $71.4 million in remaining available coverage should the actual amount of losses ultimately attributable to Hurricane Katrina exceed our estimate.

Beginning in the 2006 first quarter, our insurance operations have in effect a reinsurance program which provides coverage for certain property catastrophe-related losses during 2006 equal to a maximum of 92% of the first $325 million in excess of a $75 million retention per occurrence of such losses. The cost of the coverage was substantially higher than in 2005, as indicated below.

Our reinsurance operations have purchased a reinsurance program which provides up to $55 million of coverage in excess of certain deductibles for any one occurrence and $110 million in the aggregate annually, for certain catastrophe-related losses worldwide for 2005 through April 2006. Based on current estimates, our reinsurance operations expect to recover approximately $89.7 million, net of reinstatement premiums, related to the 2005 catastrophic events. Substantially all of the available coverage has been used in 2005.

In the future, we may seek to purchase additional catastrophe or other reinsurance protection. The availability and cost of such reinsurance protection is subject to market conditions, which are beyond our control. The weather-related catastrophic events that occurred in the second half of 2005 have resulted in substantial increases in the price of reinsurance in property and certain marine lines of business, as well as more restrictive terms and conditions for these coverages. Due to current market conditions, the renewal of the reinsurance program for our insurance operations discussed above was at a higher per occurrence retention and a higher cost, both on an absolute and relative basis based on the coverage provided. Our ability to pass these higher reinsurance costs on to our clients also will depend on market conditions. In the future, we may not be successful in obtaining reinsurance protection or may determine not to purchase reinsurance protection at the pricing and terms available in the market. It is currently expected that the cost of reinsurance protection will be significantly higher in 2006 than in 2005 and, as a result, we are likely to retain a higher level of risk. See “—Reinsurance Protection and Recoverables” above.

Reinsurance Agreement with Flatiron Re Ltd.

On December 29, 2005, Arch Re Bermuda, our Bermuda-based reinsurer, entered into a quota share reinsurance treaty with Flatiron Re Ltd., a newly-formed Bermuda reinsurance company, pursuant to which Flatiron Re Ltd. is assuming a 45% quota share (the “Treaty”) of certain lines of property and marine business underwritten by Arch Re Bermuda for unaffiliated third parties for the 2006 and 2007 underwriting years (January 1, 2006 to December 31, 2007). The quota share is subject to decrease by Arch Re Bermuda under certain circumstances. In addition, in certain circumstances, Flatiron Re Ltd. may extend at its option the coverage provided by the Treaty to Arch Re Bermuda’s 2008 underwriting year.

Flatiron Re Ltd. is required to contribute funds into a trust for the benefit of Arch Re Bermuda (the “Trust”). Under the Treaty, the amount required to be on deposit in the Trust, together with certain other amounts, is a calculated amount estimated to cover ceded losses arising from in excess of two 1-in-250 year events for the applicable forward twelve-month period (the “Requisite Funded Amount”). During the underwriting years covered by the Treaty, the Requisite Funded Amount will be subject to a minimum dollar level that will increase to $900.0 million by July 1, 2006. If the actual amounts on deposit in the Trust, together with certain other amounts (the “Funded Amount”), do not at least equal the Requisite Funded Amount, Arch Re Bermuda will, among other things, reduce the percentage of business ceded on a prospective basis and, at Arch Re Bermuda’s option, recapture unearned premium reserves and reassume losses that would have been ceded in respect of such unearned premiums. No assurances can be given that actual losses will not exceed the Requisite Funded Amount or that Flatiron Re Ltd. will make, or will have the ability to make, the required contributions into the Trust.

Arch Re Bermuda will pay to Flatiron Re Ltd. a reinsurance premium in the amount of the ceded percentage of the original gross written premium on the business reinsured with Flatiron Re Ltd. less a ceding commission, which includes a reimbursement of direct acquisition expenses as well as a commission to Arch Re Bermuda for generating the business. The Treaty also provides for a profit commission to Arch Re Bermuda based on the underwriting results for the 2006 and 2007 underwriting years on a cumulative basis. Arch Re Bermuda will record such profit commission based on underwriting experience recorded each quarter. As a result, the profit commission arrangement with Flatiron Re Ltd. may increase the volatility of our reported results of operations on both a quarterly and annual basis.

Arch Re Bermuda will have the right to terminate its obligations to cede business to Flatiron Re Ltd. if, among other things, the assets held in trust for its benefit do not meet certain conditions, if ceded unpaid loss reserves equal or exceed the Funded Amount or if the direct or indirect ownership of Flatiron Re Ltd. changes in certain respects. The equity investors in Flatiron Re Ltd. include one or more private investment funds or accounts managed by and under the control of Farallon Capital Management, L.L.C. or its affiliates and a subsidiary of The Goldman Sachs Group, Inc.

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

Contingencies Relating to the Sale of Prior Reinsurance Operations

See note 11, “Commitments and Contingencies—Folksamerica Transaction and Related Contingencies,” of the notes accompanying our consolidated financial statements.

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

Financial strength and claims paying ratings from third party internationally recognized statistical rating organizations or agencies are instrumental in establishing the competitive positions of companies in our industry. Periodically, rating agencies evaluate us to confirm that we continue to meet their criteria for the ratings assigned to us by them. We can offer no assurances that our ratings will remain at their current levels, or that our security will be accepted by brokers and our insureds and reinsureds. A ratings downgrade or the potential for such a downgrade, or failure to obtain a necessary rating, could adversely affect both our relationships with agents, brokers, wholesalers and other distributors of our existing products and services and new sales of our products and services. In addition, under certain of the reinsurance agreements assumed by our reinsurance operations, upon the occurrence of a ratings downgrade or other specified triggering event with respect to our reinsurance operations, such as a reduction in surplus by specified amounts during specified periods, our ceding company clients may be provided with certain rights, including, among other things, the right to terminate the subject reinsurance agreement and/or to require that our reinsurance operations post additional collateral. In the event of a ratings downgrade or other triggering event, the exercise of such contract rights by our clients could have a material adverse effect on our financial condition and results of operations, as well as our ongoing business and operations. See “Business—Ratings.”

Contractual Obligations and Commercial Commitments

Letter of Credit and Revolving Credit Facilities

On November 29, 2005, we entered into a five-year agreement (“Credit Agreement”) for a $300 million unsecured revolving loan and letter of credit facility and a $500 million secured letter of credit facility. The Credit Agreement is an amendment and restatement of our previous revolving loan and letter of credit facilities, which provided for a three-year $300 million unsecured revolving loan and letter of credit facility and a $400 million secured letter of credit facility. The $300 million unsecured revolving loan is also available for the issuance of unsecured letters of credit up to $100 million for Arch Re U.S. Borrowings of revolving loans may be made by ACGL and Arch Re U.S. at a variable rate based on LIBOR or an alternative base rate at our option. Secured letters of credit are available for issuance on behalf of Arch Re Bermuda, Arch Re U.S., Arch Insurance, Arch Specialty, Arch E&S and Western Diversified.

Issuance of letters of credit and borrowings under the Credit Agreement are subject to our compliance with certain covenants and conditions, including absence of a material adverse effect. These covenants require, among other things, that we maintain a debt to shareholders’ equity ratio of not greater than 0.35 to 1 and shareholders’ equity in excess of $1.5 billion plus 25% of future aggregate net income for each semi-annual period (not including any future net losses) beginning after June 30, 2005 and 25% of future aggregate proceeds from the issuance of common or preferred equity, that we maintain minimum unencumbered cash and investment grade securities in the amount of $300 million and that our principal insurance and reinsurance subsidiaries maintain at least a “B++” rating from A.M. Best Company. In addition, certain of our subsidiaries that are parties to the Credit Agreement are required to maintain minimum shareholders’ equity levels. We were in compliance with all covenants contained in the Credit Agreement at December 31, 2005. The Credit Agreement expires on November 29, 2010.

Including the secured letter of credit portion of the Credit Agreement and another letter of credit facility (together, the “LOC Facilities”), we have access to secured letter of credit facilities for up to a total of $1.0 billion. The principal purpose of the LOC Facilities is to issue, as required, evergreen standby letters of credit in favor of primary insurance or reinsurance counterparties with which we have entered into reinsurance arrangements to ensure that such counterparties are permitted to take credit for reinsurance obtained from our reinsurance subsidiaries in United States jurisdictions where such subsidiaries are not licensed or otherwise admitted as an insurer, as required under insurance regulations in the United States, and to comply with requirements of Lloyd’s of London in connection with qualifying quota share and other arrangements. The amount of letters of credit issued is driven by, among other things, the timing and payment of catastrophe losses, loss development of existing reserves, the payment pattern of such reserves, the further expansion of our business and the loss experience of such business. When issued, certain letters of credit are secured by a portion of our investment portfolio. In addition, the LOC Facilities also require the maintenance of certain covenants, which we were in compliance with at December 31, 2005. At such date, we had approximately $611.4 million in outstanding letters of credit under the LOC Facilities, which were secured by investments totaling $690.6 million. The other letter of credit facility was amended and restated in January 2006. It is anticipated that the LOC Facilities will be renewed (or replaced) on expiry, but such renewal (or replacement) will be subject to the availability of credit from banks which we utilize or may utilize.            In addition to letters of credit, we have and may establish insurance trust accounts in the U.S. and Canada to secure our reinsurance amounts payable as required. See note 7, “Investment Information,” of the notes accompanying our consolidated financial statements.

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

Guarantee and Other

In the 2005 first quarter, we agreed to provide a guarantee, through the issuance of a standby letter of credit in the amount of $6.0 million (the “Guarantee”) for the benefit of a commercial bank, to assist the principals of an agency to obtain a loan to purchase the agency from its prior owner. The agency loan is payable over a seven year term, and the Guarantee will be outstanding until such time as the loan is repaid in full. During 2005, we received payments on the agency loan that reduced the Guarantee to $5.1 million at December 31, 2005. We determined that the fair value of the Guarantee was $0.3 million, and recorded such amount as an expense and related liability.

In addition, we agreed to extend a $10.0 million letter of credit through July 1, 2006 (“Extension”) for the benefit of a Lloyd’s of London syndicate (“Syndicate”) which was originally issued in connection with a reinsurance treaty covering the 2002 year of account. We received $0.5 million of fees in December 2004 and $0.2 million in December 2005 in compensation for the Extension. To the extent that Lloyd’s of London draws down on the letter of credit on behalf of the Syndicate for any reason not related to our obligations under the 2002 year of account, the Syndicate will reimburse us for the amount drawn down plus interest at 6.0% per annum.

Contractual Obligations

The following table provides an analysis of our contractual commitments at December 31, 2005:

		Payment due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(U.S. dollars in thousands)
Long-term debt obligations	$300,000	—	—	—	$300,000
Interest expense on long-term debt obligations	628,425	22,050	44,100	44,100	518,175
Operating lease obligations	71,626	10,554	21,011	18,264	21,797
Purchase obligations	14,491	5,479	5,671	3,341	—
Reserves for losses and loss adjustment expenses, gross(1)	5,452,826	1,705,103	1,873,724	800,784	1,073,215
Deposit accounting liabilities(2)	43,104	9,738	4,345	5,056	23,965
Securities lending collateral (3)	893,379	893,379	—	—	—
Investment commitments	8,025	8,025	—	—	—
Total	$7,411,876	$2,654,328	$1,948,851	$871,545	$1,937,152

(1)          The estimated expected contractual commitments related to the reserves for losses and loss adjustment expenses are presented on a gross basis. It should be noted that until a claim has been presented to us, determined to be valid, quantified and settled, there is no known obligation on an individual transaction basis, and while estimable in the aggregate, the timing and amount contain significant uncertainty. Approximately 75% of our net reserves were incurred but not reported at December 31, 2005.

(2)          The estimated expected contractual commitments related to deposit accounting liabilities have been estimated using projected cash flows from the underlying contracts. It should be noted that, due to the nature of such liabilities, the timing and amount contain significant uncertainty.

(3)          As part of our securities lending program, we loan certain fixed income securities to third parties and receive collateral, primarily in the form of cash. The collateral received is reinvested and is reflected as “short-term investment of funds received under securities lending agreements, at fair value.” Such collateral is due back to the third parties at the close of the securities lending transaction.

Off-Balance Sheet Arrangements

We are not party to any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party that management believes is reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors. We concluded that, under FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities,” which was issued and became effective for us during the 2004 first quarter, we are required to consolidate the assets, liabilities and results of operations (if any) of a certain managing general agency in which one of our subsidiaries has an investment. Such agency ceased producing business in 1999 and is currently running-off its operations. Based on current information, there are no assets or liabilities of such agency required to be reflected on the face of our consolidated financial statements that are not, or have not been previously, otherwise reflected therein.

Investments

The finance and investment committee of our board of directors establishes our investment policies and creates guidelines for our investment managers. The finance and investment committee reviews the implementation of the investment strategy on a regular basis. Our current approach stresses preservation of capital, market liquidity and diversification of risk.

Our cash and invested assets were as follows at December 31, 2005 and 2004:

	December 31,
	2005	2004
	(U.S. dollars in thousands)
Fixed maturities available for sale, at fair value	$5,280,987	$5,545,121
Fixed maturities pledged under securities lending agreements, at fair value(1)	862,766	—
Total fixed maturities	6,143,753	5,545,121
Short-term investments available for sale, at fair value	681,887	155,771
Short-term investments pledged under securities lending agreements, at fair value(1)	1,100	—
Cash	222,477	113,052
Other investments, at fair value	70,233	21,571
Total cash and invested assets(1)	$7,119,450	$5,835,515

(1)          In our securities lending transactions, we receive collateral in excess of the market value of the fixed maturities and short-term investments pledged under securities lending agreements. For purposes of this table, we have excluded the $893.4 million of collateral received which is reflected as “short-term investment of funds received under securities lending agreements, at fair value” and included the $863.9 million of “fixed maturities and short-term investments pledged under securities lending agreements, at fair value.”

At December 31, 2005 and 2004, our fixed income portfolio, which includes fixed maturity securities and short-term investments, had an average effective duration of 3.3 years and 3.7 years, respectively, an average Standard & Poor’s quality rating of “AA+” and an average yield to maturity (imbedded book yield), before investment expenses, of 4.2% and 3.5%, respectively.

We hired a Chief Investment Officer during 2005 to administer the investment portfolio, oversee our investment managers, formulate investment strategy in conjunction with our finance and investment committee and directly manage certain portions of our fixed income portfolio. At December 31, 2005, approximately $2.1 billion, or 30%, of our investment portfolio was internally managed. While maintaining our emphasis on preservation of capital and liquidity, we expect our portfolio to become more diversified and, as a result, we may expand into areas which are not currently part of our investment strategy.

During 2005, we began a securities lending program under which certain of our fixed income portfolio securities are loaned to third parties, primarily major brokerage firms, for short periods of time through a lending agent. Such securities have been reclassified as “Fixed maturities and short-term investments pledged under securities lending agreements.” We maintain control over the securities we lend, retain the earnings and cash flows associated with the loaned securities and receive a fee from the borrower for the temporary use of the securities. Collateral received, primarily in the form of cash, is required at a rate of 102% of the market value of the loaned securities (or 105% of the market value of the loaned securities when the collateral and loaned securities are denominated in non-U.S. currencies) including accrued investment income and is monitored and maintained by the lending agent. Such collateral is reinvested and is reflected as “Short-term investment of funds received under securities lending agreements, at fair value.” At December 31, 2005, the fair value and amortized cost of fixed maturities and short-term investments pledged under securities lending agreements were $863.9 million and $858.4 million, respectively. Collateral received at December 31, 2005 totaled $893.4 million at fair value and amortized cost.

As part of our investment strategy, we seek to establish a level of cash and highly liquid short-term and intermediate-term securities which, combined with expected cash flow, is believed by us to be adequate to meet our foreseeable payment obligations. We currently do not utilize derivative financial instruments such as futures, forward contracts, swaps or options or other financial instruments with similar characteristics such as interest rate caps or floors and fixed-rate loan commitments, other than a forward starting swap which was entered into in connection with the issuance of ACGL’s Senior Notes. However, in the future, we may utilize derivative financial instruments as part of our investment strategy. Our portfolio includes investments, such as mortgage-backed securities, which are subject to prepayment risk. At December 31, 2005, our investments in mortgage-backed securities, excluding commercial mortgage-backed securities, amounted to approximately $376.8 million, or 5.3% of total investments and cash, compared to $158.1 million, or 2.7%, at December 31, 2004. Such amounts are classified as “available for sale” and are not held for trading purposes. In addition, our fixed maturities include exposures to certain corporate sectors, such as the financial sector (9.9% of total investments) and the industrial sector (7.5% of total investments).

Other investments include (i) equity securities consisting of our investments in certain stock index funds and other preferred stocks; (ii) investment funds consisting of senior secured floating rate loans and a mezzanine fund that invests in mezzanine debt and equity investments and in second lien and senior secured bank loans; and (iii) privately held securities. Our investment commitments relating to other investments totaled approximately $8.4 million at December 31, 2005.

Book Value Per Share

The following book value per share calculations are based on shareholders’ equity of $2.48 billion and $2.24 billion at December 31, 2005 and 2004, respectively. The shares and per share numbers set forth below exclude the effects of 5,637,108 and 6,172,199 stock options and 93,545 and 84,992 restricted stock units outstanding at December 31, 2005 and 2004, respectively, and 150,000 Class B warrants outstanding at December 31, 2004. The increase in diluted per share book value was primarily attributable to our net income for 2005.

	December 31, 2005		December 31, 2004
	Common Shares and Potential Common Shares	Cumulative Book Value Per Share	Common Shares and Potential Common Shares	Cumulative Book Value Per Share
Common shares(1)	73,334,870	$33.82	34,902,923	$41.76
Series A convertible preference shares	—		37,348,150
Common shares and potential common shares	73,334,870	$33.82	72,251,073	$31.03

(1)          Book value per common share at December 31, 2004 was determined by dividing (i) the difference between total shareholders’ equity and the aggregate liquidation preference of the Series A convertible preference shares of $784.3 million by (ii) the number of common shares outstanding. Restricted common shares are included in the number of common shares outstanding as if such shares were issued on the date of grant.

Pursuant to the subscription agreement entered into in connection with the November 2001 capital infusion (the “Subscription Agreement”), a final adjustment basket was calculated in November 2005 based on (1) liabilities owed to Folksamerica (if any) under the Asset Purchase Agreement, dated as of January 10, 2000, between us and Folksamerica, and (2) specified tax and ERISA matters under the Subscription Agreement. No additional shares were issued as a result of such calculation. In addition, during the 2005 fourth quarter, all outstanding series A convertible preference shares were converted into an equal number of common shares of ACGL pursuant to the certificate of designations relating to the preference shares.

Market Sensitive Instruments and Risk Management

We are exposed to potential loss from various market risks, including changes in equity prices, interest rates and foreign currency exchange rates.

In accordance with the SEC’s Financial Reporting Release No. 48, we performed a sensitivity analysis to determine the effects that market risk exposures could have on the future earnings, fair values or cash flows of our financial instruments as of December 31, 2005. Market risk represents the risk of changes in the fair value of a financial instrument and consists of several components, including liquidity, basis and price risks.

The sensitivity analysis performed as of December 31, 2005 presents hypothetical losses in cash flows, earnings and fair values of market sensitive instruments which were held by us on December 31, 2005 and are sensitive to changes in interest rates and equity security prices. This risk management discussion and the estimated amounts generated from the following sensitivity analysis represent forward-looking statements of market risk assuming certain adverse market conditions occur. Actual results in the future may differ materially from these projected results due to actual developments in the global financial markets. The analysis methods used by us to assess and mitigate risk should not be considered projections of future events of losses.

The focus of the SEC’s market risk rules is on price risk. For purposes of specific risk analysis, we employ sensitivity analysis to determine the effects that market risk exposures could have on the future earnings, fair values or cash flows of our financial instruments. The financial instruments included in the following sensitivity analysis consist of all of our investments and cash.

Interest Rate Risk

Fixed Maturities and Short-Term Investments. We invest in interest rate sensitive securities, primarily debt securities. We consider the effect of interest rate movements on the market value of our fixed maturities, fixed maturities pledged under securities lending agreements and short-term investments and the corresponding change in unrealized appreciation. As interest rates rise, the market value of our interest rate sensitive securities falls, the converse is also true. The following table summarizes the effect that an immediate, parallel shift in the interest rate yield curve would have had on the portfolio at December 31, 2005 and 2004. Based on historical observations, it is unlikely that all interest rate yield curves would shift in the same direction at the same time.

	Interest Rate Shift in Basis Points
	-100	-50	0	50	100
	(U.S. dollars in millions)
December 31, 2005:
Total market value	$7,060.9	$6,942.1	$6,826.7	$6,715.0	$6,606.9
Market value change from base	3.43%	1.69%	—	(1.64)%	(3.22)%
Change in unrealized value	$234.2	$115.4	—	$(111.7)	$(219.8)
December 31, 2004:
Total market value	$5,922.9	$5,809.7	$5,700.9	$5,596.3	$5,495.9
Market value change from base	3.89%	1.91%	—	(1.83)%	(3.60)%
Change in unrealized value	$222.0	$108.8	—	$(104.6)	$(205.0)

Another method that attempts to measure portfolio risk is Value-at-Risk (“VaR”). VaR attempts to take into account a broad cross-section of risks facing a portfolio by utilizing relevant securities volatility data skewed towards the most recent months and quarters. VaR measures the amount of a portfolio at risk for outcomes 1.65 standard deviations from the mean based on normal market conditions over a one year time horizon and is expressed as a percentage of the portfolio’s initial value. In other words, 95% of the time, should the risks taken into account in the VaR model perform per their historical tendencies, the portfolio’s loss in any one year period is expected to be less than or equal to the calculated VaR, stated as a percentage of the measured portfolio’s initial value. As of December 31, 2005, our portfolio’s VaR was estimated to be 3.29%, compared to an estimated 4.20% at December 31, 2004.

Senior Notes and Unsecured Credit Facility. As of December 31, 2005, our interest bearing obligations primarily consisted of our $300.0 million in Senior Notes, which is at a fixed interest rate. In addition, as of December 31, 2005, there were no borrowings outstanding under our $300 million unsecured credit facility, which is subject to variable interest rates. As a result, our exposure to interest rate risk resulting from variable interest rate obligations is insignificant. Refer to “—Contractual Obligations and Commercial Commitments” for a further discussion of our senior notes and unsecured credit facility.

Foreign Currency Exchange Risk

Foreign currency rate risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates. Since inception, and based on currency spot rates at December 31, 2005, Arch Re Bermuda has recorded net premiums written of approximately $296.3 million from British Pound Sterling-denominated contracts, $411.8 million from Euro-denominated contracts and $178.4 million from Canadian Dollar-denominated contracts. In addition, Arch-Europe writes business in

British Pound Sterling and Euros, and the Canadian branch of Arch Insurance writes business in Canadian Dollars. A 10% depreciation of the U.S. Dollar against other currencies under our outstanding contracts at December 31, 2005 and 2004, net of unrealized appreciation on our securities denominated in currencies other than the U.S. Dollar, would have resulted in unrealized losses of approximately $7.7 million and $4.2 million, respectively, and would have decreased diluted book value per share by approximately $0.11 and $0.06, respectively. For further discussion on foreign exchange activity, please refer to “—Results of Operations.”

Effects of Inflation

We do not believe that inflation has had a material effect on our consolidated results of operations, except insofar as inflation may affect our reserves for losses and loss adjustment expenses and interest rates. The potential exists, after a catastrophe loss, for the development of inflationary pressures in a local economy. The anticipated effects of inflation on us are considered in our catastrophe loss models. The actual effects of inflation on our results cannot be accurately known until claims are ultimately settled.

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

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See our consolidated financial statements and notes thereto and required financial statement schedules commencing on pages F-1 through F-50 and S-1 through S-7 below.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the filing of this Form 10-K, our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation, as of December 31, 2005, for the purposes set forth in the applicable rules under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective.

We continue to enhance our operating procedures and internal controls (including the timely and successful implementation of our information technology initiatives, which include the implementation of improved computerized systems and programs to replace and support manual systems, and including controls over financial reporting) to effectively support our business and our regulatory and reporting requirements. Our management does not expect that our disclosure controls or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. As a result of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons or by collusion of two or more people. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. As a result of the inherent limitations in a cost-effective control system, misstatement due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the disclosure controls and procedures are met.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control-Integrated Framework.

Based on our assessment, management determined that, as of December 31, 2005, our internal control over financial reporting was effective. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page F-2.

Changes in Internal Controls Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

ITEM 9B.       OTHER MATTERS

None.

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference from the information to be included in our definitive proxy statement (“Proxy Statement”) for our annual meeting of shareholders to be held in 2006, which we intend to file with the SEC before April 30, 2006. Copies of our code of ethics applicable to our chief executive officer, chief financial officer and principal accounting officer or controller are available free of charge to investors upon written request addressed to the attention of ACGL’s corporate secretary, Wessex House, 45 Reid Street, Hamilton HM 12, Bermuda. In addition, our code of ethics and certain other basic corporate documents, including the charters of our audit committee, compensation committee and nominating committee are posted on our website. If any substantive amendments are made to the code of ethics or if there is a grant of a waiver, including any implicit waiver, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K, to the extent required by applicable law or the rules and regulations of any exchange applicable to us. Our website address is intended to be an inactive, textual reference only and none of the material on our website is incorporated by reference into this report.

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

March 13, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ CONSTANTINE IORDANOU	President and Chief Executive Officer	March 13, 2006
Constantine Iordanou	(Principal Executive Officer) and Director
/s/ JOHN D. VOLLARO	Executive Vice President, Chief Financial	March 13, 2006
John D. Vollaro	Officer and Treasurer (Principal Financial and Principal Accounting Officer)
*	Chairman and Director	March 13, 2006
Paul B. Ingrey

*	Director	March 13, 2006
Peter A. Appel
*	Director	March 13, 2006
Wolfe “Bill” H. Bragin
*	Director	March 13, 2006
John L. Bunce. Jr.
*	Director	March 13, 2006
Sean D. Carney
*	Director	March 13, 2006
Kewsong Lee
*	Director	March 13, 2006
James J. Meenaghan

*	Director	March 13, 2006
John M. Pasquesi
*	Director	March 13, 2006
David R. Tunnell
*	Director	March 13, 2006
Robert F. Works

*                    By John D. Vollaro, as attorney-in-fact and agent, pursuant to a power of attorney, a copy of which has been filed with the Securities and Exchange Commission as Exhibit 24 to this report.

/s/ JOHN D. VOLLARO
Name: John D. Vollaro
Attorney-in-Fact

EXHIBIT INDEX

Exhibit Number	Description
3.1	Memorandum of Association of Arch Capital Group Ltd. (“ACGL”)(l)
3.2	Bye-Laws of ACGL(l)
3.3.1	Form of Amended and Restated Bye-law 45 and Bye-law 75(r)
3.3.2	Form of Amended and Restated Bye-law 20(w)
4.1.1	Certificate of Designations of Series A Convertible Preference Shares(r)
4.1.2	Certificate of Designations of Series A Non-Cumulative Preferred Shares(ccc)
4.2.1	Specimen Common Share Certificate(o)
4.2.2	Specimen Series A Non-Cumulative Preferred Share Certificate(ccc)
4.3

Shareholders Agreement, dated as of November 20, 2001, by and among ACGL and the shareholders party thereto, conformed to reflect amendments dated as of January 3, 2002, March 15, 2002 and September 16, 2002(aa)

4.4

Subscription Agreement, dated as of October 24, 2001, by and among ACGL and the purchasers party thereto, conformed to reflect amendments dated as of November 20, 2001, January 3, 2002, March 15, 2002 and January 20, 2003 (“Subscription Agreement”)(aa)

4.5	Agreement, dated as of January 27, 2004, by and among ACGL and the parties thereto, relating to the Subscription Agreement(gg)
4.6	Indenture and First Supplemental Indenture, dated as of May 4, 2004, between ACGL and JPMorgan Chase Bank, N.A. (formerly JPMorgan Chase Bank) (“JPMCB”)(hh)
10.2.1	Amended and Restated Subscription Agreement, dated as of June 28, 1995, between ACGL and Marsh & McLennan Risk Capital Holdings, Ltd. (“MMRCH”) (“MMRCH Subscription Agreement”)(b)
10.2.2	Amendment, dated October 31, 2000, to MMRCH Subscription Agreement(m)
10.3	Amended and Restated Subscription Agreement, dated as of June 28, 1995, between ACGL and Taracay Investors(b)
10.4.1	Lease Agreement, dated as of September 26, 2002, between Arch Insurance Company (“Arch Insurance”) and BFP One Liberty Plaza Co. LLC (“BFP”) (“Lease”)(aa)
10.4.2	First Lease Modification Agreement, dated as of May 7, 2003, to the Lease(dd)
10.4.3	Second Lease Modification Agreement, dated as of July 31, 2003, to the Lease(dd)
10.4.4	Third Lease Modification Agreement, dated as of February 18, 2004, to the Lease(gg)
10.4.5	Fourth Lease Modification Agreement, dated as of May 13, 2004, to the Lease(ss)
10.4.6	Fifth Lease Modification Agreement, dated as of December 15, 2005, to the Lease (filed herewith)
10.5	Sublease Surrender Agreement, dated as of July 31, 2003, between Arch Insurance and Folksamerica Reinsurance Company (“Folksamerica”)(dd)
10.6.1	ACGL 1995 Long Term Incentive and Share Award Plan (“1995 Stock Plan”)(b)†
10.6.2	First Amendment to the 1995 Stock Plan(c)†
10.7	ACGL 1999 Long Term Incentive and Share Award Plan (“1999 Stock Plan”)(g)†
10.8	ACGL Long Term Incentive Plan for New Employees(t)†
10.9.1	ACGL 2002 Long Term Incentive and Share Award Plan (“2002 Plan”)(y)†
10.9.2	First Amendment to the 2002 Plan(dd)†
10.10.1	Incentive Compensation Plan of ACGL and its subsidiaries (“Incentive Plan”)(cc)†
10.10.2	Amendment, dated February 26, 2004, to the Incentive Plan(mm)†
10.11	ACGL 2005 Long Term Incentive and Share Award Plan(uu)†
10.12.1	Restricted Share Agreements with ACGL—Executive Officers of ACGL—September 19, 1995 grants(d)†

10.12.2	Restricted Share Agreements with ACGL—Peter A. Appel—April 24, 2000 grant(n) and January 30, 2001 grants(q)†
10.12.3

Restricted Share Agreements with ACGL—Robert Clements—May 5, 2000 grants(n), January 1, 2001 grant(o), January 30, 2001 grants(q), October 23, 2001 grant(r), November 19, 2001 grant(r) and September 22, 2004 grant(jj)†

10.12.4	Restricted Share Agreements with ACGL—Dwight Evans—October 23, 2001 grant(q), February 20, 2003 grant(gg), February 26, 2004 grant(nn) and September 22, 2004 grant(jj)†
10.12.5	Restricted Share Agreements with ACGL—Marc Grandisson—October 23, 2001 grant(q), February 26, 2004 grant(nn), September 22, 2004 grant(jj) and November 15, 2005 grant (filed herewith)†
10.12.6	Restricted Share Agreement with ACGL—W. Preston Hutchings—July 1, 2005 (filed herewith)†
10.12.7	Amended and Restated Restricted Share Agreement, dated as of October 23, 2001, between ACGL and Paul Ingrey(aa)†
10.12.8	Restricted Share Agreements with ACGL—Louis T. Petrillo—January 30, 2001 grant(q), February 20, 2003 grant(gg) and September 22, 2004 grant(jj)†
10.12.9	Restricted Share Agreements with ACGL—Constantine Iordanou—January 1, 2002 grants(r), February 26, 2004 grant(nn) and September 22, 2004 grant(jj)†
10.12.10

Restricted Share Agreements with ACGL—John D. Vollaro—January 18, 2002 grant (“January Restricted Share Agreement”)(x), February 20, 2003 grant(gg), Amendment No. 1 to January Restricted Share Agreement(aa) and September 22, 2004 grant(jj)†

10.12.11	Restricted Share Unit Agreement, dated as of February 20, 2003, between ACGL and Constantine Iordanou(gg)†
10.12.12	Restricted Share Agreements with ACGL—Ralph E. Jones III—July 1, 2003 grant(cc)†
10.12.13	Restricted Share Unit Agreements with ACGL—Ralph E. Jones III—February 26, 2004(nn), April 19, 2004(ss) and September 22, 2004 grant(jj)†
10.12.14	Agreement, dated as of September 17, 2003, between ACGL and John D. Vollaro(gg)†
10.12.15	Restricted Share Agreements with ACGL—Non-Employee Directors of ACGL—2003 annual grants(mm)) and 2004 annual grants(kk)
10.13.1	Stock Option Agreements with ACGL—Executive Officers of ACGL—1995 and 1996 grants,(d), 1997 and 1998 grants(f) and 2000 grants(n)†
10.13.2	Amendments to Stock Option Agreements with ACGL—Executive Officers and Directors of ACGL (dated May 5, 2000)(o)†
10.13.3

Stock Option Agreements with ACGL—Non-Employee Directors of ACGL—initial grants(f)(i), 1996 and 1997 annual grants(c), 1998 annual grants(e), 1999 annual grants(f), 2000 annual grants(i) and 2001 annual grants(o)†

10.13.4	Stock Option Agreements with ACGL—Louis T. Petrillo—January 30, 2001 grant(q), October 23, 2001 grant(q) and September 22, 2004 grant(jj)(qq)†
10.13.5	Stock Option Agreement, dated as of October 23, 2001, between ACGL and Peter A. Appel(r)†
10.13.6	Stock Option Agreements with ACGL—Dwight Evans—September 22, 2004 grant(jj)(rr)†
10.13.7	Stock Option Agreements with ACGL—Marc Grandisson—October 23, 2001 grant(q), September 22, 2004 grant(jj)(qq) and November 15, 2005 (filed herewith)†
10.13.8	Stock Option Agreement, dated October 23, 2001, between ACGL and Ian Heap(v)†
10.13.9	Stock Option Agreement, dated July 1, 2005, between ACGL and W. Preston Hutchings (filed herewith)†
10.13.10	Amended and Restated Stock Option Agreement, dated as of October 23, 2001, between ACGL and Paul Ingrey(aa)†

10.13.11	Stock Option Agreements with ACGL—John M. Pasquesi—October 23, 2001 grants(r)†
10.13.12	Stock Option Agreements with ACGL—Constantine Iordanou—January 1, 2002 grant(r) and September 22, 2004 grant(jj)(rr)†
10.13.13	Stock Option Agreements with ACGL—John D. Vollaro—January 18, 2002 grant(x) and September 22, 2004 grant(jj)(rr)†
10.13.14	Stock Option Agreements with ACGL—Ralph E. Jones III—July 1, 2003 grant(cc) and September 22, 2004 grant(jj)(rr)†
10.14.1	Retention Agreement, dated January 4, 2002, by and among ACGL, Arch Capital Group (U.S.) Inc. (“Arch U.S.”) and Robert Clements(r)†
10.14.2	Amendment to Retention Agreement, dated as of April 10, 2003, by and among ACGL, Arch U.S. and Robert Clements(bb)†
10.15.1	Employment and Change in Control Agreement, dated as of May 5, 2000, between ACGL and Louis T. Petrillo(k)†
10.15.2	Employment Agreement, dated as of October 23, 2001, among ACGL, Arch Re Bermuda and Dwight Evans (“Evans Employment Agreement”)(r)†
10.15.3	Amendment, dated as of April 27, 2005, to Evans Employment Agreement(ww)†
10.15.4	Agreement, dated as of December 5, 2005, between ACGL and Dwight Evans(aaa)
10.15.5	Employment Agreement, dated as of October 23, 2001, among ACGL, Arch Re Bermuda and Marc Grandisson (“Grandisson Employment Agreement”)(r)†
10.15.6	Amendment, dated as of November 16, 2005, to Grandisson Employment Agreement (filed herewith)†
10.15.7	Employment Letter Agreement, dated as of May 29, 2005, between ACGL and W. Preston Hutchings(xx)†
10.15.8	Employment Agreement, dated as of December 20, 2001, among ACGL, Arch U.S. and Constantine Iordanou (“Iordanou Employment Agreement”)(r)†
10.15.9	Amendment, dated as of August 1, 2003, to Iordanou Employment Agreement(ee)†
10.15.10	Employment Agreement, dated as of January 18, 2002, between ACGL and John Vollaro (“Vollaro Employment Agreement”)(x)†
10.15.11	Amendment, dated as of April 27, 2005, to Vollaro Employment Agreement(vv)†
10.15.12	Employment Agreement, dated as of June 4, 2003, between Arch Insurance Group Inc. (“Arch Insurance Group”) and Ralph E. Jones III(cc)†
10.15.13	Agreement, dated as of November 12, 2002, between ACGL and Robert Clements(z)†
10.15.14	Consulting Agreement, dated as of March 17, 2005, between ACGL and Robert Clements(tt)†
10.15.15	Agreement, dated as of September 6, 2005, between ACGL and Robert Clements(yy)†
10.15.16	Agreement, effective as of July 31, 2003, between ACGL and Peter A. Appel(ee)†
10.15.17	Employment Agreement, dated as of April 6, 2004, between ACGL and Paul Ingrey(mm)
10.16	Assumption of Change in Control Agreements(o)†
10.17	ACGL 1995 Employee Stock Purchase Plan(a)†
10.18.1

Arch U.S. Executive Supplemental Non-Qualified Savings and Retirement Plan (formerly sponsored by and known as the Arch Re Executive Supplemental Non-Qualified Savings and Retirement Plan) (“Supplemental Plan”) and related Trust Agreement(b)†

10.18.2	Amendment No. 1 to the Adoption Agreement relating to the Supplemental Plan(c)†
10.18.3	Amendment No. 2 to the Adoption Agreement relating to the Supplemental Plan(f)†
10.18.4	Amendments to the Adoption Agreement and Trust Agreement relating to the Supplemental Plan (filed herewith)
10.19	Asset Purchase Agreement, dated as of January 10, 2000, by and among Arch U.S., Folksamerica Holding Company, Inc. (“FHC”) and Folksamerica(h)

10.20	Transfer and Assumption Agreement, dated May 5, 2000, between Arch Reinsurance Company (formerly Risk Capital Reinsurance Company) (“Arch Re U.S.”) and Folksamerica(j)
10.21	Escrow Agreement, dated December 28, 2000, by and among ACGL, FHC, Folksamerica and the Escrow Agent(o)
10.22	Agreement, dated May 5, 2000, by and among Arch U.S., Arch Re U.S., FHC and Folksamerica regarding Aviation Business(l)
10.23	Agreement and Plan of Merger, dated as of September 25, 2000, by and among Arch U.S., ACGL, The Arch Purpose Trust and Arch Merger Corp.(l)
10.24	Form of Voting and Disposition Agreement, by and among Arch U.S., Arch Re U.S. and XL Capital Ltd(h)
10.25

Agreement, dated November 20, 2001, by and among ACGL, Warburg Pincus Private Equity VIII, L.P., Warburg Pincus International Partners, L.P., Warburg Pincus Netherlands International Partners I, C.V., Warburg Pincus Netherlands International II, C.V. and HFCP IV (Bermuda), L.P. (collectively, the “Original Signatories”) and Orbital Holdings, Ltd.(r)

10.26	Agreement, dated November 20, 2001, by and among ACGL, the Original Signatories and Insurance Private Equity Investors, L.L.C.(r)
10.27

Agreement, dated November 20, 2001, by and among ACGL, the Original Signatories and Farallon Capital Partners, L.P., Farallon Capital Institutional Partners II, L.P., Farallon Capital Institutional Partners III, L.P. and RR Capital Partners, L.P.(r)

10.28

Agreement, dated as of November 8, 2001, by and among ACGL, the Original Signatories, Trident, Trident II, L.P., MMRCH, Marsh & McLennan Capital Professionals Fund, L.P. and Marsh & McLennan Employees’ Securities Company, L.P.(q)

10.29	Management Subscription Agreement, dated as of October 24, 2001, between ACGL and certain members of management(q)
10.30

Amended and Restated Credit Agreement, dated as of November 29, 2005, by and among ACGL, Arch U.S., various designated subsidiary borrowers of ACGL, Barclays Bank Plc, The Bank of New York, Wachovia Bank, N.A. Calyon, Citibank, N.A., HSBC Bank USA, N.A. and ING Bank. N.V., London Branch, as documentation agents, Bank of America, N.A., as syndication agent, JPMorgan Chase Bank, N.A. as administrative agent and the lenders named therein(zz)

10.31.1

Letter of Credit and Reimbursement Agreement, dated as of November 25, 2003, between Arch Re Bermuda, as obligor, and Barclays Bank Plc (“Barclays”), as lender, as amended on August 19, 2004 (10K 2004), November 24, 2004(ll) and December 6, 2004(ll) (“Barclays Letter of Credit Agreement”)(ff)

10.31.2	Amended and Restated Letter of Credit and Reimbursement Agreement, dated as of December 31, 2005, between Arch Re Bermuda, as obligor, and Barclays, as agent and issuer(bbb)
10.32.1

Stock Purchase Agreement, dated as of May 13, 2004, by and among Protective Underwriting Services, Inc. (“Protective”), Arch Capital Holdings Ltd. (“Arch Capital Holdings”) and ACGL, as amended by Amendment No. 1, dated as of July 9, 2004, Amendment No. 2, dated as of July 13, 2004, Amendment No. 3, dated as of July 16, 2004 and Amendment No. 4, dated as of July 28, 2004(nn)

10.32.2	Waiver Letter Agreement related to the Stock Purchase Agreement, dated as of October 5, 2004, signed by Arch Capital Holdings, ACGL and Protective(oo)
12	Statement regarding computation of ratios (filed herewith)
21	Subsidiaries of Registrant (filed herewith)
23	Consent of PricewaterhouseCoopers LLP (filed herewith)

24	Powers of Attorney (filed herewith)
25	Form T-1 Statement of Eligibility of Trustee(pp)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

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

(ss)                    Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the SEC on March 15, 2005, and incorporated by reference.

(tt)                      Filed as an exhibit to our Report on Form 8-K, as filed with the SEC on March 17, 2005, and incorporated by reference.

(uu)                Filed as an annex to our Definitive Proxy Statement, as filed with the SEC on March 31, 2005, and incorporated by reference.

(vv)                  Filed as an exhibit to our Report on Form 8-K, as filed with the SEC on May 3, 2005, and incorporated by reference.

(ww)            Filed as an exhibit to our Report on Form 10-Q, as filed with the SEC on May 6, 2005, and incorporated by reference.

(xx)                  Filed as an exhibit to our Report on Form 8-K, as filed with the SEC on June 9, 2005, and incorporated by reference.

(yy)                  Filed as an exhibit to our Report on Form 8-K, as filed with the SEC on September 9, 2005, and incorporated by reference.

(zz)                  Filed as an exhibit to our Report on Form 8-K, as filed with the SEC on November 30, 2005, and incorporated by reference.

(aaa)            Filed as an exhibit to our Report on Form 8-K, as filed with the SEC on December 7, 2005, and incorporated by reference.

(bbb)         Filed as an exhibit to our Report on Form 8-K, as filed with the SEC on January 23, 2006, and incorporated by reference.

(ccc)            Filed as an exhibit to our Report on Form 8-K, as filed with the SEC on February 2, 2006, and incorporated by reference.

†                                 Management contract or compensatory plan or arrangement.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Arch Capital Group Ltd:

We have completed integrated audits of Arch Capital Group Ltd.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedules

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Arch Capital Group Ltd. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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
March 7, 2006

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share data)

	December 31,
	2005	2004
Assets
Investments:
Fixed maturities available for sale, at fair value (amortized cost: 2005, $5,310,712; 2004, $5,506,193)	$5,280,987	$5,545,121
Short-term investments available for sale, at fair value (amortized cost: 2005, $679,530; 2004, $155,498)	681,887	155,771
Short-term investment of funds received under securities lending agreements, at fair value (amortized cost: 2005, $893,379)	893,379	—
Other investments, at fair value (cost: 2005, $59,839; 2004, $17,022)	70,233	21,571
Total investments	6,926,486	5,722,463
Cash	222,477	113,052
Accrued investment income	62,196	57,163
Fixed maturities and short-term investments pledged under securities lending agreements, at fair value	863,866	—
Premiums receivable	672,902	520,781
Funds held by reinsureds	167,739	209,946
Unpaid losses and loss adjustment expenses recoverable	1,389,768	617,607
Paid losses and loss adjustment expenses recoverable	80,948	25,977
Prepaid reinsurance premiums	322,435	298,367
Deferred income tax assets, net	71,139	58,745
Deferred acquisition costs, net	317,357	278,184
Other assets	391,123	316,469
Total Assets	$11,488,436	$8,218,754
Liabilities
Reserve for losses and loss adjustment expenses	$5,452,826	$3,492,759
Unearned premiums	1,699,691	1,518,162
Reinsurance balances payable	150,451	169,502
Senior notes	300,000	300,000
Deposit accounting liabilities	43,104	44,023
Securities lending collateral	893,379	—
Payable for securities purchased	12,020	53,642
Other liabilities	456,438	398,760
Total Liabilities	9,007,909	5,976,848
Commitments and Contingencies
Shareholders’ Equity
Preference shares ($0.01 par value, 50,000,000 shares authorized, issued: 2004, 37,348,150)	—	373
Common shares ($0.01 par value, 200,000,000 shares authorized, issued: 2005, 73,334,870; 2004, 34,902,923)	733	349
Additional paid-in capital	1,595,440	1,560,291
Deferred compensation under share award plan	(9,646)	(9,879)
Retained earnings	901,348	644,862
Accumulated other comprehensive income (loss), net of deferred income tax	(7,348)	45,910
Total Shareholders’ Equity	2,480,527	2,241,906
Total Liabilities and Shareholders’ Equity	$11,488,436	$8,218,754

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(U.S. dollars in thousands, except share data)

	Years Ended December 31,
	2005	2004	2003
Revenues
Net premiums written	$3,138,772	$2,980,032	$2,738,415
Increase in unearned premiums	(161,056)	(64,150)	(525,816)
Net premiums earned	2,977,716	2,915,882	2,212,599
Net investment income	232,902	143,705	80,992
Net realized gains (losses)	(53,456)	30,237	25,317
Fee income	10,367	19,422	21,818
Other income (loss)	—	(5,196)	3,011
Total revenues	3,167,529	3,104,050	2,343,737
Expenses
Losses and loss adjustment expenses	2,001,949	1,876,605	1,413,551
Acquisition expenses	579,920	563,917	424,008
Other operating expenses	297,047	275,863	184,533
Interest expense	22,504	17,970	1,410
Net foreign exchange (gains) losses	(22,180)	17,438	(997)
Non-cash compensation	2,854	9,130	14,732
Total expenses	2,882,094	2,760,923	2,037,237
Income Before Income Taxes and Extraordinary Item	285,435	343,127	306,500
Income taxes:
Current tax expense	38,024	50,644	42,213
Deferred tax benefit	(9,075)	(24,416)	(15,488)
Income tax expense	28,949	26,228	26,725
Income Before Extraordinary Item	$256,486	316,899	279,775
Extraordinary gain—excess of fair value of net assets acquired over cost (net of $0 income tax)	—	—	816
Net Income	$256,486	$316,899	$280,591
Net Income Per Share Data
Basic:
Income before extraordinary item	$7.26	$10.04	$10.65
Extraordinary gain	—	—	0.03
Net income	$7.26	$10.04	$10.68
Diluted:
Income before extraordinary item	$3.43	$4.37	$4.13
Extraordinary gain	—	—	0.01
Net income	$3.43	$4.37	$4.14
Average Shares Outstanding
Basic	35,342,650	31,560,737	26,264,055
Diluted	74,709,858	72,519,045	67,777,794

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(U.S. dollars in thousands)

	Years Ended December 31,
	2005	2004	2003
Preference Shares
Balance at beginning of year	$373	$388	$388
Converted to common shares	(373)	(15)	—
Preference shares issued	—	—	—
Balance at end of year	—	373	388
Common Shares
Balance at beginning of year	349	282	277
Common shares issued	11	52	5
Converted from preference shares	373	15	—
Balance at end of year	733	349	282
Additional Paid-in Capital
Balance at beginning of year	1,560,291	1,361,267	1,347,165
Common shares issued	8,376	190,160	6,285
Exercise of stock options	27,342	9,851	7,326
Common shares retired	(1,511)	(3,175)	(906)
Other	942	2,188	1,397
Balance at end of year	1,595,440	1,560,291	1,361,267
Deferred Compensation Under Share Award Plan
Balance at beginning of year	(9,879)	(15,004)	(25,290)
Restricted common shares issued	(6,970)	(7,760)	(5,106)
Deferred compensation expense recognized	7,203	12,885	15,392
Balance at end of year	(9,646)	(9,879)	(15,004)
Retained Earnings
Balance at beginning of year	644,862	327,963	47,372
Net income	256,486	316,899	280,591
Balance at end of year	901,348	644,862	327,963
Accumulated Other Comprehensive Income (Loss), Net of Deferred Income Tax
Balance at beginning of year	45,910	35,833	41,332
Change in unrealized appreciation (decline) in value of investments, net of deferred income tax	(52,271)	6,079	(5,499)
Foreign currency translation adjustments, net of deferred income tax	(987)	3,998	—
Balance at end of year	(7,348)	45,910	35,833
Total Shareholders’ Equity	$2,480,527	$2,241,906	$1,710,729

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(U.S. dollars in thousands)

	Years Ended December 31,
	2005	2004	2003
Comprehensive Income
Net income	$256,486	$316,899	$280,591
Other comprehensive income (loss), net of deferred income tax
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during year	(105,637)	30,443	17,334
Reclassification of net realized (gains) losses, net of income taxes, included in net income	53,366	(24,364)	(22,833)
Foreign currency translation adjustments	(987)	3,998	—
Other comprehensive income (loss)	(53,258)	10,077	(5,499)
Comprehensive Income	$203,228	$326,976	$275,092

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)

	Years Ended December 31,
	2005	2004	2003
Operating Activities
Net income	$256,486	$316,899	$280,591
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized (gains) losses	55,754	(28,415)	(25,078)
Other (income) loss	—	4,296	(3,011)
Non-cash compensation	8,218	14,575	16,215
Excess of fair value of net assets acquired over cost	—	—	(816)
Changes in:
Reserve for losses and loss adjustment expenses, net of unpaid losses and loss adjustment expenses recoverable	1,187,906	1,354,580	1,161,184
Unearned premiums, net of prepaid reinsurance premiums	157,461	63,798	525,818
Premiums receivable	(152,121)	(90,518)	(133,316)
Deferred acquisition costs, net	(39,173)	(5,482)	(126,736)
Funds held by reinsureds	42,207	1,998	(153,593)
Reinsurance balances payable	(19,051)	92,256	28,725
Accrued investment income	(5,033)	(27,212)	(13,157)
Paid losses and loss adjustment expenses recoverable	(54,971)	(18,099)	(2,816)
Deferred income tax assets, net	(9,075)	(24,416)	(15,488)
Deposit accounting liabilities	(919)	18,261	21,002
Other liabilities	50,706	170,991	144,001
Other items, net	(26,374)	(36,457)	(90,981)
Net Cash Provided By Operating Activities	1,452,021	1,807,055	1,612,544
Investing Activities
Purchases of fixed maturity investments	(10,361,040)	(6,470,687)	(4,738,500)
Proceeds from sales of fixed maturity investments	9,174,319	4,153,463	2,560,106
Proceeds from redemptions and maturities of fixed maturity investments	386,523	186,091	114,761
Purchases of other investments	(57,453)	—	—
Proceeds from sales of other investments	15,679	16,833	7,601
Net (purchases) sales of short-term investments	(507,048)	64,182	246,749
Investment of securities lending collateral	(893,379)	—	—
Proceeds (cost) of sold/acquired companies, net of cash	—	33,069	(11,774)
Purchases of furniture, equipment and other	(13,668)	(15,455)	(31,489)
Net Cash Used For Investing Activities	(2,256,067)	(2,032,504)	(1,852,546)
Financing Activities
Proceeds from common shares issued	21,696	187,531	6,090
Proceeds from issuance of senior notes	—	296,442	—
Proceeds from (repayment of) credit agreement borrowings	—	(200,000)	200,000
Securities lending collateral received	893,379	—	—
Repurchase of common shares	(1,447)	(1,682)	(906)
Net Cash Provided By Financing Activities	913,628	282,291	205,184
Effects of exchange rate changes on foreign currency cash	(157)	(689)	—
Increase (decrease) in cash	109,425	56,153	(34,818)
Cash beginning of year	113,052	56,899	91,717
Cash end of year	$222,477	$113,052	$56,899
Income taxes paid, net	$40,090	$27,329	$44,554
Interest paid	$22,279	$12,808	—

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization

Arch Capital Group Ltd. (“ACGL”) is a Bermuda public limited liability company which provides insurance and reinsurance on a worldwide basis through its wholly owned subsidiaries.

ACGL was formed in September 2000 and became the sole shareholder of Arch Capital Group (U.S.) Inc. (“Arch-U.S.”) pursuant to an internal reorganization transaction completed in November 2000, as described below. Arch-U.S. is a Delaware company formed in March 1995 under the original name of “Risk Capital Holdings, Inc.” Prior to May 5, 2000, Arch-U.S. provided reinsurance and other forms of capital for insurance companies through its wholly owned subsidiary, Arch Reinsurance Company (“Arch Re U.S.”), a Nebraska corporation formed in 1995 under the original name of “Risk Capital Reinsurance Company.”

On May 5, 2000, Arch-U.S. sold the prior reinsurance operations of Arch Re U.S. to Folksamerica Reinsurance Company (“Folksamerica”) in an asset sale. The Folksamerica transaction was structured as a transfer and assumption agreement (and not reinsurance) and, accordingly, the loss reserves (and any related reinsurance recoverables) related to the transferred business are not included in the Company’s balance sheet. However, in the event that Folksamerica refuses or is unable to make payment of claims on the reinsurance business assumed by it in the May 2000 sale and the notice given to reinsureds is found not to be an effective release by such reinsureds, Arch Re U.S. would be liable for such claims (see Note 11). On November 8, 2000, following the approval of Arch-U.S.’s shareholders, Arch-U.S. completed an internal reorganization that resulted in Arch-U.S. becoming a wholly owned subsidiary of ACGL.

In October 2001, the Company launched an underwriting initiative to meet current and future demand in the global insurance and reinsurance markets that included the recruitment of new management teams and an equity capital infusion of $763.2 million.

As used herein, the “Company” means ACGL and its subsidiaries, except when referring to periods prior to November 8, 2000, when it means Arch-U.S. and its subsidiaries. Similarly, “Common Shares” means the common shares, par value $0.01, of ACGL, except when referring to periods prior to November 8, 2000, when it means the common stock of Arch-U.S.

2.   Significant Accounting Policies

(a) Basis of Presentation

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of ACGL, Arch Reinsurance Ltd. (“Arch Re Bermuda”), Arch Re U.S., Arch-U.S., Arch Insurance Company (“Arch Insurance”), Arch Specialty Insurance Company (“Arch Specialty”), Arch Excess & Surplus Insurance Company (“Arch E&S”), Western Diversified Casualty Insurance Company (“Western Diversified”), Arch Risk Transfer Services Ltd. (“ART Services”), and Arch Insurance Company (Europe) Limited (“Arch-Europe”). Also included are the results of operations of American Independent Insurance Holding Company, Inc. (“American Independent”), The Personal Service Insurance Co. (“PSIC”) and Hales & Company Inc. (“Hales”) until such operations were sold (see Note 8). All significant intercompany transactions and balances have been eliminated in consolidation. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

(b) Premium Revenues and Related Expenses

Insurance premiums written are generally recorded at the policy inception and are primarily earned on a pro rata basis over the terms of the policies for all products, usually twelve months. Premiums written include estimates in the Company’s programs, aviation, construction and surety and collateralized protection business and for participation in involuntary pools. Such premium estimates are derived from multiple sources which include the historical experience of the underlying business, similar business and available industry information. Unearned premium reserves represent the portion of premiums written that relates to the unexpired terms of in-force insurance policies.

Reinsurance premiums written include amounts reported by brokers and ceding companies, supplemented by the Company’s own estimates of premiums where reports have not been received or in cases where the amounts reported by brokers and ceding companies are adjusted to reflect management’s best judgments and expectations. Premium estimates are derived from multiple sources which include the Company’s underwriters, the historical experience of the underlying business, similar business and available industry information. Premiums written are recorded based on the type of contracts the Company writes. Premiums on the Company’s excess of loss and pro rata reinsurance contracts are estimated when the business is underwritten. For excess of loss contracts, the minimum premium, as defined in the contract, is generally recorded as an estimate of premiums written as of the inception date of the treaty. Estimates of premiums written under pro rata contracts are recorded in the period in which the underlying risks are expected to incept and are based on information provided by the brokers and the ceding companies. For multi-year reinsurance treaties which are payable in annual installments, generally, only the initial annual installment is included as premiums written at policy inception due to the ability of the reinsured to commute or cancel coverage during the term of the policy. The remaining annual installments are included as premiums written at each successive anniversary date within the multi-year term.

Reinstatement premiums for the Company’s insurance and reinsurance operations are recognized at the time a loss event occurs, where coverage limits for the remaining life of the contract are reinstated under pre-defined contract terms. Reinstatement premiums, if obligatory, are fully earned when recognized. The accrual of reinstatement premiums is based on an estimate of losses and loss adjustment expenses, which reflects management’s judgment.

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Certain of the Company’s reinsurance contracts include provisions that adjust premiums or acquisition expenses based upon the experience under the contracts. Premiums written and earned, as well as related acquisition expenses, are recorded based upon the projected experience under such contracts.

The Company also writes certain business that is intended to provide insurers with risk management solutions that complement traditional reinsurance. Under these contracts, the Company assumes a measured amount of insurance risk in exchange for an anticipated margin, which is typically lower than on traditional reinsurance contracts. The terms and conditions of these contracts may include additional or return premiums based on loss experience, loss corridors, sublimits and caps. Examples of such business include aggregate stop-loss coverages, financial quota share coverages and multi-year retrospectively rated excess of loss coverages. If these contracts are deemed to transfer risk, they are accounted for as reinsurance.

Acquisition expenses and other expenses that vary with, and are directly related to, the acquisition of business related to the Company’s underwriting operations are deferred and amortized over the period in which the related premiums are earned. Acquisition expenses, net of ceding commissions received from unaffiliated reinsurers, consist principally of commissions, brokerage and taxes paid to obtain the Company’s business. Other operating expenses also include expenses that vary with, and are directly related to, the acquisition of business. Deferred acquisition costs, which are based on the related unearned premiums, are carried at their estimated realizable value and take into account anticipated losses and loss adjustment expenses, based on historical and current experience, and anticipated investment income. A premium deficiency is recognized if the sum of anticipated losses and loss adjustment expenses, unamortized acquisition costs and maintenance costs and anticipated investment income exceed unearned premiums. A premium deficiency is recognized by charging any unamortized acquisition costs to expense to the extent required in order to eliminate the deficiency. If the premium deficiency exceeds unamortized acquisition costs then a liability is accrued for the excess deficiency. No premium deficiency charges were recorded by the Company during the years ended December 31, 2005, 2004 or 2003.

(c) Deposit Accounting

Certain assumed reinsurance contracts, which pursuant to Statement of Financial Accounting Standards No. 113 (“SFAS No. 113”), “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts,” issued by the Financial Accounting Standards Board (“FASB”), are deemed not to transfer insurance risk, are accounted for using the deposit method of accounting as prescribed in Statement of Position 98-7 (“SOP 98-7”), “Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk.” However, it is possible that the Company could incur financial losses on such contracts. Management exercises significant judgment in the assumptions used in determining whether assumed contracts should be accounted for as reinsurance contracts under SFAS No. 113 or deposit insurance contracts under SOP 98-7. Under SOP 98-7, for those contracts that contain an element of underwriting risk, the estimated profit margin is deferred and amortized over the contract period and such amount is included in the Company’s underwriting results. When the estimated profit margin is explicit, the margin is reflected as fee income and any adverse

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

financial results on such contracts are reflected as incurred losses. When the estimated profit margin is implicit, the margin is reflected as an offset to paid losses and any adverse financial results on such contracts are reflected as incurred losses. For those contracts that do not transfer an element of underwriting risk, the projected profit is reflected in earnings over the estimated settlement period using the interest method and such profit is included in investment income. Additional judgments are required when applying the accounting guidance set forth in SOP 98-7 with respect to the revenue recognition criteria for contracts deemed not to transfer insurance risk.

(d) Retroactive Accounting

Retroactive reinsurance reimburses a ceding company for liabilities incurred as a result of past insurable events covered by the underlying policies reinsured. In certain instances, reinsurance contracts cover losses both on a prospective basis and on a retroactive basis and, accordingly, the Company bifurcates the prospective and retrospective elements of these reinsurance contracts and accounts for each element separately. Underwriting income generated in connection with retroactive reinsurance contracts is deferred and amortized into income over the settlement period while losses are charged to income immediately. Subsequent changes in estimated or actual cash flows under such retroactive reinsurance contracts are accounted for by adjusting the previously deferred amount to the balance that would have existed had the revised estimate been available at the inception of the reinsurance transaction, with a corresponding charge or credit to income.

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

(g) Cash Equivalents

Cash equivalents are investments with original maturities of three months or less which are not managed by external or internal investment advisors.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(h) Investments

The Company currently classifies all of its fixed maturity investments, short-term investments and publicly traded equity securities as “available for sale” and, accordingly, they are carried at estimated fair value. The fair value of fixed maturity securities is generally determined from quotations received from a nationally recognized pricing service. Short-term investments comprise securities due to mature within one year of the date of issue. Short-term investments include certain cash equivalents which are part of investment portfolios under the management of external and internal investment managers.

The Company participates in a securities lending program as a mechanism for generating additional interest income on its fixed income portfolio. Under the security lending agreements, certain of its fixed income portfolio securities are loaned to third parties, primarily major brokerage firms, for short periods of time through a lending agent. Such securities have been reclassified as “Fixed maturities and short-term investments pledged under securities lending agreements.” The Company maintains control over the securities it lends, retains the earnings and cash flows associated with the loaned securities and receives a fee from the borrower for the temporary use of the securities. Collateral received, primarily in the form of cash, is required at a rate of 102% of the market value of the loaned securities (or 105% of the market value of the loaned securities when the collateral and loaned securities are denominated in non-U.S. currencies) including accrued investment income and is monitored and maintained by the lending agent. Such collateral is reinvested and is reflected as “Short-term investment of funds received under securities lending agreements, at fair value.”

Other investments include investments in privately held securities, which may include both equity securities and securities convertible into, or exercisable for, equity securities (some of which may have fixed maturities) and debt securities, and a mezzanine fund which invests primarily in mezzanine debt and equity investments and, to a lesser extent, in second lien and senior secured bank loans. Such investments are subject to trading restrictions or are otherwise illiquid and do not have readily ascertainable market values. Such investments are classified as “available for sale” and carried at estimated fair value, except for investments in which the Company believes it has the ability to exercise significant influence (generally defined as investments in which the Company owns 20% or more of the outstanding voting common stock of the issuer), which are carried under the equity method of accounting. Under this method, the Company initially records an investment at cost, and then records its proportionate share of comprehensive income or loss for such investment after the date of acquisition as other income. The estimated fair value of investments in privately held securities, other than those carried under the equity method, is initially equal to the cost of such investments until the investments are revalued based principally on substantive events or other factors which could indicate a diminution or appreciation in value, such as an arm’s-length third party transaction justifying an increased valuation or adverse development of a significant nature requiring a write-down.

In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” FASB Staff Position FAS115-1, ”The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” and Securities and Exchange Commission Staff Accounting Bulletin No. 59, “Other-Than-Temporary Impairment of Certain Investments in Debt and Equity Securities,” the Company reviews its investments each quarter to determine whether a decline in fair value below the amortized cost basis is other-than-temporary. The Company’s process for identifying declines in the fair value of investments that are other-than-temporary involves consideration of several factors. These factors include (i) the time period in which there has been a significant decline in value, (ii) an analysis of the

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

liquidity, business prospects and overall financial condition of the issuer, (iii) the significance of the decline and (iv) the Company’s intent and ability to hold the investment for a sufficient period of time for the value to recover. Where the Company’s analysis of the above factors results in the conclusion that declines in fair values are other-than-temporary, the cost basis of the securities is written down to fair value and the write-down is reflected as a realized loss. In periods subsequent to the recognition of an other-than-temporary impairment on fixed maturities (other than credit-related impairments), the Company accounts for such securities as if they had been purchased on the measurement date of the other-than-temporary impairment. The discount or reduced premium recorded for the fixed maturities, based on the new cost basis, is amortized over the remaining life of the fixed maturities into net investment income.

Net investment income includes interest and dividend income together with amortization of market premiums and discounts and is net of investment management and custody fees. Anticipated prepayments and expected maturities are used in applying the interest method for certain investments such as mortgage and other asset-backed securities. When actual prepayments differ significantly from anticipated prepayments, the effective yield is recalculated to reflect actual payments to date and anticipated future payments. The net investment in such securities is adjusted to the amount that would have existed had the new effective yield been applied since the acquisition of the security. Such adjustments, if any, are included in net investment income when determined.

Investment gains or losses realized on the sale of investments are determined on a first-in, first-out basis and are reflected in net income. Unrealized appreciation or decline in the value of securities, which are carried at fair value, is excluded from net income and recorded as a separate component of other comprehensive income, net of applicable deferred income tax.

(i) Reserves for Losses and Loss Adjustment Expenses

The reserve for losses and loss adjustment expenses consists of estimates of unpaid reported losses and loss adjustment expenses and estimates for losses incurred but not reported. The reserve for unpaid reported losses and loss adjustment expenses, established by management based on reports from ceding companies and claims from insureds, is net of estimates of amounts due from insureds related to losses under high deductible policies, and represents the estimated ultimate cost of events or conditions that have been reported to or specifically identified by the Company. Such reserves are supplemented by management’s estimates of reserves for losses incurred for which reports or claims have not been received. Since the Company has limited historical experience upon which to base such estimates, the estimates are determined based upon industry experience, information used in pricing contracts and policies and management’s judgment. The Company’s reserving method, to a large extent, has been the expected loss method, which is commonly applied when limited loss experience exists. The Company selects the initial expected loss and loss adjustment expense ratios based on information derived by its underwriters and actuaries during the initial pricing of the business, supplemented by industry data where appropriate. Such ratios consider, among other things, rate changes and changes in terms and conditions that have been observed in the market. These estimates are reviewed regularly and, as experience develops and new information becomes known, the reserves are adjusted as necessary. Such adjustments, if any, are reflected in income in the period in which they are determined. As actual loss information has been reported, the Company has developed its own loss experience and its reserving methods include other actuarial techniques. Over time, such techniques will be given more weight in its reserving process based on the continuing maturation of the Company’s reserves. Inherent in the estimates of ultimate losses and loss

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

adjustment expenses are expected trends in claims severity and frequency and other factors which may vary significantly as claims are settled. Accordingly, ultimate losses and loss adjustment expenses may differ materially from the amounts recorded in the accompanying consolidated financial statements. Losses and loss adjustment expenses are recorded on an undiscounted basis.

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

In the case of foreign currency denominated fixed maturity securities which are classified as “available for sale,” the change in exchange rates between the local currency and the Company’s functional currency at each balance sheet date is included in unrealized appreciation or decline in value of securities, a component of accumulated other comprehensive income.

(k) Income Taxes

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. A valuation allowance is recorded if it is more likely than not that some or all of a deferred tax asset may not be realized. The Company considers future taxable income and feasible tax planning strategies in assessing the need for a valuation allowance. In the event the Company determines that it will not be able to realize all or part of its deferred income tax assets in the future, an adjustment to the deferred income tax assets would be charged to income in the period in which such determination is made. In addition, if the Company subsequently assesses that the valuation allowance is no longer needed, a benefit would be recorded to income in the period in which such determination is made.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(l) Earnings Per Share Data

The calculation of basic earnings per share excludes dilutive securities and is computed by dividing income available to common shareholders by the weighted average number of Common Shares, including vested restricted shares, outstanding for the periods. The calculation of diluted earnings per share reflects the potential dilution that could occur if Series A convertible preference shares (“Preference Shares”), Class B Warrants, nonvested restricted shares and employee stock options were converted into Common Shares. During the 2005 fourth quarter, all remaining Preference Shares were converted by the holders thereof into an equal number of Common Shares.

The following table sets forth the computation of basic and diluted earnings per share:

	Years Ended December 31,
	2005	2004	2003
	(U.S. dollars in thousands, except share data)
Basic Earnings Per Share:
Net income	$256,486	$316,899	$280,591
Divided by:
Weighted average shares outstanding for the period	35,342,650	31,560,737	26,264,055
Basic earnings per share	$7.26	$10.04	$10.68
Diluted Earnings Per Share:
Net income	$256,486	$316,899	$280,591
Divided by:
Weighted average shares outstanding for the period	35,342,650	31,560,737	26,264,055
Effect of dilutive securities:
Preference shares	36,685,573	37,951,794	38,844,665
Warrants	42,242	74,384	63,031
Nonvested restricted shares	449,242	982,273	977,557
Stock options(1)	2,190,151	1,949,857	1,628,486
Total shares	74,709,858	72,519,045	67,777,794
Diluted earnings per share	$3.43	$4.37	$4.14

(1)          Certain stock options were not included in the computation of diluted earnings per share where the exercise price of the stock options exceeded the average market price and would have been anti-dilutive. For the years ended December 31, 2005, 2004 and 2003, the number of stock options excluded were 62,838, 30,952 and 71,126, respectively, at per share prices averaging $48.25, $42.07 and $34.85, respectively.

(m) Stock Awards

Stock Options

In December 2004, the FASB issued SFAS No.123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” and requires that the estimated expense resulting from all share-based payment transactions be recognized in the financial statements. SFAS No. 123(R) eliminates the alternative to disclose, on a pro forma basis, the effects of the fair value based method. SFAS No. 123(R) establishes standards for the

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

accounting of transactions in which an entity exchanges its equity instruments for goods and services, primarily with respect to accounting for transactions in which an entity obtains employee services in share-based payment transactions. It also addresses transactions in which an entity incurs liabilities in exchange for goods and services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. Entities will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Such cost, adjusted for forfeitures, will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). The grant-date fair value of employee stock options and similar instruments will be estimated using option-pricing models. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.

Pursuant to a Securities and Exchange Commission ruling released on April 14, 2005, which deferred the effective date of SFAS No. 123(R) for calendar year companies from July 1, 2005 to January 1, 2006, the Company will adopt the fair value recognition provisions of accounting for employee stock option awards as defined in SFAS No. 123(R) on January 1, 2006 under the modified prospective approach. Under the fair value method of accounting, compensation expense is estimated based on the fair value of the award at the grant date and recognized over the requisite service period. Under the modified prospective approach, the fair value based method described in SFAS No. 123(R) is applied to new awards granted after January 1, 2006. Additionally, the unrecognized expense related to the fair value of unvested portions of option awards that were outstanding as of the effective date will be recognized as compensation expense as the requisite service is rendered. As of December 31, 2005, total compensation cost related to unvested stock options was approximately $4.7 million, of which approximately $2.7 million is expected to increase the Company’s non-cash compensation expense in 2006, but will have no effect on the Company’s cash flows or total shareholders’ equity. Had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share below.

For the years ended December 31, 2005, 2004 and 2003, the Company accounted for its share-based compensation related to stock option awards under the intrinsic value provisions as prescribed by APB No. 25 and related interpretations as permitted by SFAS No. 123, as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” which does not require the recognition of compensation expense relating to the issuance of stock options so long as the quoted market price of the Company’s stock at the date of grant is less than or equal to the amount an employee must pay to acquire the stock. Pro forma information regarding net income is required by SFAS No. 123 and has been determined as if the Company had accounted for share-based compensation plans using the fair value method prescribed by SFAS No. 123. For purposes of the required pro forma information, the estimated fair value of employee stock options is amortized to expense over the option’s vesting period. All options are initially assumed to vest and compensation previously recognized is reversed for actual forfeitures of unvested options. See Note 13 for information relating to the Company’s stock options.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value for the Company’s employee stock options has been estimated at the date of grant using the Black-Scholes option valuation model, with the following weighted average assumptions for options issued:

	Years Ended December 31,
	2005	2004	2003
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	20.9%	21.9%	23%-24%
Risk free interest rate	4.2%	3.5%	2.9%-3.2%
Expected option life	5.8 years	5.0 years	6.0 years

The weighted average fair value of options granted for the years ended December 31, 2005, 2004 and 2003 was $4.6 million $9.7 million and $2.8 million, respectively. If compensation expense for stock-based compensation plans had been determined using the fair value recognition provisions of SFAS No. 123, the Company’s net income and earnings per share would have instead been reported as the pro forma amounts indicated below:

	Years Ended December 31,
	2005	2004	2003
	(U.S. dollars in thousands, except share data)
Net income, as reported	$256,486	$316,899	$280,591
Total stock-based employee compensation expense under fair value method, net of tax	(4,307)	(4,450)	(6,319)
Pro forma net income	$252,179	$312,449	$274,272
Earnings per share—basic:
As reported	$7.26	$10.04	$10.68
Pro forma	$7.14	$9.90	$10.44
Earnings per share—diluted:
As reported	$3.43	$4.37	$4.14
Pro forma	$3.37	$4.30	$4.05

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models, such as the Black-Scholes model, require the input of highly subjective assumptions, including expected stock price volatility. As the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the Company believes that the existing option valuation models, such as the Black-Scholes model, may not necessarily provide a reliable single measure of the fair value of employee stock options.

Restricted Common Shares and Restricted Units

As discussed above, the Company will adopt SFAS No. 123(R) on January 1, 2006, which governs the accounting for all share-based compensation. Pursuant to SFAS No. 123(R), a restricted equity share or restricted equity unit awarded to an employee shall be measured at its fair value as if it were vested and issued on the grant date. For the years ended December 31, 2005, 2004 and 2003, the Company accounted for share-based compensation related to restricted share and restricted unit awards under APB No. 25 and

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

related interpretations. Compensation equal to the market value of the restricted share awards at the measurement date is amortized and charged to income over the vesting period. The Company attributes non-cash compensation expense for restricted shares pursuant to the accelerated amortization methodology as prescribed under FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans—an interpretation of APB Opinions No. 15 and 25,” for the awards with ratable vesting. During 2005, 2004 and 2003, the Company granted an aggregate of 184,256 restricted shares and restricted units, 289,407 restricted shares and restricted units and 223,912 restricted shares and restricted units, respectively, with weighted average grant date fair values of $48.97, $40.06 and $30.44, respectively. During the three years ended December 31, 2005, approximately 11,000 share awards were cancelled.

(n) Goodwill and Intangible Assets

The goodwill and intangible assets of acquired businesses, which is included in other assets in the Company’s balance sheet, represents the difference between the purchase price and the fair value of the net assets of the acquired businesses. The Company’s goodwill and intangible assets was $16.7 million at December 31, 2005 and 2004 and was related to the Company’s insurance operations. Substantially all of such amount represents the value of insurance licenses of acquired companies. The Company assesses whether goodwill and intangible assets are impaired by comparing the fair value of each reporting unit to its carrying value, including goodwill and intangible assets. The Company estimates the fair value of each reporting unit by using various methods, including a review of the estimated discounted cash flows expected to be generated by the reporting unit in the future. Such methods include a number of assumptions, including the uncertainty regarding future results and the discount rates used. If the reporting unit’s fair value is greater than its carrying value, goodwill and intangible assets are not impaired. Impairment occurs when the implied fair value of a reporting unit’s goodwill and intangible assets is less than its carrying value. The implied fair value of goodwill and intangible assets is determined by deducting the fair value of a reporting unit’s identifiable assets and liabilities from the fair value of the reporting unit as a whole. The Company conducts its impairment test annually. Additional impairment assessments may be performed on an interim basis if the Company encounters events or changes in circumstances indicating that more likely than not the carrying value of goodwill and intangible assets has been impaired.

(o) Guaranty Fund and Other Related Assessments

Liabilities for guaranty fund and other related assessments in the Company’s insurance and reinsurance operations are accrued when the Company receives notice that an amount is payable, or earlier if a reasonable estimate of the assessment can be made.

(p) Reclassifications

The Company has reclassified the presentation of certain prior year information to conform to the current presentation. Such reclassifications had no effect on the Company’s net income, shareholders’ equity or cash flows.

(q) Recent Accounting Pronouncements

On November 3, 2005, the FASB issued FASB Staff Position FAS115-1 (“FAS115-1”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which replaces the guidance set forth in paragraphs 10-18 of EITF Issue 03-1 (“EITF 03-1”), “The Meaning of Other-Than-

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Temporary Impairment and Its Application to Certain Investments,” and clarifies when an investor should recognize an impairment loss by referencing existing other-than-temporary impairment guidance. The provisions in FAS115-1 are effective for other-than-temporary impairment analysis conducted in periods beginning after December 15, 2005. Earlier application is permitted. The disclosure requirements remain effective as originally issued under EITF 03-1.

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

Management measures segment performance based on underwriting income or loss. The Company does not manage its assets by segment and, accordingly, investment income is not allocated to each underwriting segment. In addition, other revenue and expense items are not evaluated by segment. The accounting policies of the segments are the same as those used for the preparation of the Company’s consolidated financial statements. Intersegment business is allocated to the segment accountable for the underwriting results.

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

The insurance segment consists of the Company’s insurance underwriting subsidiaries which primarily write on both an admitted and non-admitted basis. The insurance segment consists of eight product lines: casualty; construction and surety; executive assurance; healthcare; professional liability; programs; property, marine and aviation; and other (primarily collateralized protection business, certain programs, and non-standard automobile insurance prior to the sale of such operations in December 2004).

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables set forth an analysis of the Company’s underwriting results by segment, together with a reconciliation of underwriting income to net income:

	Year Ended December 31, 2005
	Reinsurance	Insurance	Total
	(U.S. dollars in thousands)
Gross premiums written(1)	$1,750,839	$2,325,632	$4,014,817
Net premiums written(1)	1,657,472	1,481,300	3,138,772
Net premiums earned(1)	$1,585,602	$1,392,114	$2,977,716
Policy-related fee income	—	3,379	3,379
Other underwriting-related fee income	5,035	1,953	6,988
Losses and loss adjustment expenses	(1,051,953)	(949,996)	(2,001,949)
Acquisition expenses, net	(442,116)	(137,804)	(579,920)
Other operating expenses	(52,100)	(220,846)	(272,946)
Underwriting income	$44,468	$88,800	133,268
Net investment income			232,902
Net realized losses			(53,456)
Other expenses			(24,101)
Interest expense			(22,504)
Net foreign exchange gains			22,180
Non-cash compensation			(2,854)
Income before income taxes			285,435
Income tax expense			(28,949)
Net income			$256,486
Underwriting Ratios
Loss ratio	66.3%	68.2%	67.2%
Acquisition expense ratio(2)	27.9%	9.7%	19.4%
Other operating expense ratio	3.3%	15.9%	9.2%
Combined ratio	97.5%	93.8%	95.8%

(1)          Certain amounts included in the gross premiums written of each segment are related to intersegment transactions. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total. The reinsurance segment and insurance segment results include $58.4 million and $3.2 million, respectively, of gross and net premiums written and $56.9 million and $4.5 million, respectively, of net premiums earned assumed through intersegment transactions.

(2)          The acquisition expense ratio is adjusted to include policy-related fee income.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2004
	Reinsurance	Insurance	Total
	(U.S. dollars in thousands)
Gross premiums written(1)	$1,657,520	$2,146,188	$3,667,991
Net premiums written(1)	1,588,048	1,391,984	2,980,032
Net premiums earned(1)	$1,573,323	$1,342,559	$2,915,882
Policy-related fee income	—	15,323	15,323
Other underwriting-related fee income	601	3,274	3,875
Losses and loss adjustment expenses	(998,844)	(877,761)	(1,876,605)
Acquisition expenses, net	(408,692)	(155,225)	(563,917)
Other operating expenses	(46,058)	(212,631)	(258,689)
Underwriting income	$120,330	$115,539	235,869
Net investment income			143,705
Net realized gains			30,237
Other fee income, net of related expenses			224
Other income (loss)			(5,196)
Other expenses			(17,174)
Interest expense			(17,970)
Net foreign exchange losses			(17,438)
Non-cash compensation			(9,130)
Income before income taxes			343,127
Income tax expense			(26,228)
Net income			$316,899
Underwriting Ratios
Loss ratio	63.5%	65.4%	64.4%
Acquisition expense ratio(2)	26.0%	10.4%	18.8%
Other operating expense ratio	2.9%	15.8%	8.9%
Combined ratio	92.4%	91.6%	92.1%

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2003
	Reinsurance	Insurance	Total
	(U.S. dollars in thousands)
Gross premiums written(1)	$1,624,703	$1,766,987	$3,226,001
Net premiums written(1)	1,566,819	1,171,596	2,738,415
Net premiums earned(1)	$1,329,673	$882,926	$2,212,599
Policy-related fee income	—	14,028	14,028
Other underwriting-related fee income	5,621	1,733	7,354
Losses and loss adjustment expenses	(839,417)	(574,134)	(1,413,551)
Acquisition expenses, net	(314,193)	(109,815)	(424,008)
Other operating expenses	(33,739)	(133,968)	(167,707)
Underwriting income	$147,945	$80,770	228,715
Net investment income			80,992
Net realized gains			25,317
Other fee income, net of related expenses			436
Other income			3,011
Other expenses			(16,826)
Interest expense			(1,410)
Net foreign exchange gains			997
Non-cash compensation			(14,732)
Income before income taxes and extraordinary item			306,500
Income tax expense			(26,725)
Income before extraordinary item			279,775
Extraordinary gain, net of $0 tax expense			816
Net income			$280,591
Underwriting Ratios
Loss ratio	63.1%	65.0%	63.9%
Acquisition expense ratio(2)	23.6%	10.8%	18.5%
Other operating expense ratio	2.5%	15.2%	7.6%
Combined ratio	89.2%	91.0%	90.0%

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the reinsurance segment’s net premiums written and earned by major line of business and type of business, together with net premiums written by client location:

	Years Ended December 31,
	2005		2004		2003
REINSURANCE SEGMENT	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(U.S. dollars in thousands)
Net premiums written(1)
Casualty(2)	$753,829	45.5	$828,672	52.2	$648,119	41.4
Property excluding property catastrophe	339,643	20.5	281,317	17.7	302,560	19.3
Other specialty	251,519	15.2	243,474	15.3	360,148	23.0
Property catastrophe	162,519	9.8	103,372	6.5	99,562	6.4
Marine and aviation	108,981	6.6	89,156	5.6	91,706	5.8
Other	40,981	2.4	42,057	2.7	64,724	4.1
Total	$1,657,472	100.0	$1,588,048	100.0	$1,566,819	100.0
Net premiums earned(1)
Casualty(2)	$774,309	48.9	$777,625	49.4	$483,393	36.4
Property excluding property catastrophe	293,776	18.5	277,115	17.6	287,220	21.6
Other specialty	247,344	15.6	284,998	18.1	291,467	21.9
Property catastrophe	121,999	7.7	99,952	6.4	108,153	8.1
Marine and aviation	105,141	6.6	88,750	5.6	78,928	5.9
Other	43,033	2.7	44,883	2.9	80,512	6.1
Total	$1,585,602	100.0	$1,573,323	100.0	$1,329,673	100.0
Net premiums written(1)
Pro rata	$1,314,048	79.3	$1,131,351	71.2	$1,148,202	73.3
Excess of loss	343,424	20.7	456,697	28.8	418,617	26.7
Total	$1,657,472	100.0	$1,588,048	100.0	$1,566,819	100.0
Net premiums earned(1)
Pro rata	$1,199,798	75.7	$1,152,465	73.3	$922,167	69.4
Excess of loss	385,804	24.3	420,858	26.7	407,506	30.6
Total	$1,585,602	100.0	$1,573,323	100.0	$1,329,673	100.0
Net premiums written by client location(1)
United States	$898,980	54.2	$943,972	59.4	$921,833	58.8
Europe	437,663	26.4	350,263	22.1	446,086	28.5
Bermuda	188,321	11.4	136,566	8.6	92,006	5.9
Canada	76,110	4.6	93,530	5.9	50,179	3.2
Asia and Pacific	25,000	1.5	29,863	1.9	20,912	1.3
Other	31,398	1.9	33,854	2.1	35,803	2.3
Total	$1,657,472	100.0	$1,588,048	100.0	$1,566,819	100.0

(1)          Reinsurance segment results include net premiums written and earned of $58.4 million and $56.9 million, respectively, assumed through intersegment transactions for the year ended December 31, 2005, $128.2 million and $134.1 million, respectively, for the year ended December 31, 2004 and $162.8 million and $135.3 million, respectively, for the year ended December 31, 2003. Reinsurance segment results exclude premiums written and earned of $3.2 million and $4.5 million, respectively, ceded through Intersegment transactions for the year ended December 31, 2005, $7.5 million and $7.1 million, respectively, for the year ended December 31, 2004 and $2.9 million and $0.9 million, respectively, for the year ended December 31, 2003.

(2)          Includes professional liability and executive assurance business.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the insurance segment’s net premiums written and earned by major line of business together with net premiums written by client location:

	Years Ended December 31,
	2005		2004		2003
INSURANCE SEGMENT	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(U.S. dollars in thousands)
Net premiums written(1)
Casualty	$271,788	18.3	$289,816	20.8	$224,596	19.2
Professional liability	235,612	15.9	194,904	14.0	105,648	9.0
Programs	232,156	15.7	284,911	20.5	344,915	29.4
Property, marine and aviation	228,642	15.4	178,654	12.8	121,393	10.4
Construction and surety	196,540	13.3	165,347	11.9	143,581	12.3
Executive assurance	181,777	12.3	128,224	9.2	114,268	9.7
Healthcare	70,928	4.8	62,885	4.5	38,127	3.3
Other	63,857	4.3	87,243	6.3	79,068	6.7
Total	$1,481,300	100.0	$1,391,984	100.0	$1,171,596	100.0
Net premiums earned(1)
Casualty	$284,340	20.4	$240,368	17.9	$164,329	18.6
Professional liability	216,552	15.6	192,744	14.4	71,087	8.1
Programs	227,607	16.3	325,378	24.2	280,730	31.8
Property, marine and aviation	193,423	13.9	155,622	11.6	85,199	9.6
Construction and surety	186,005	13.4	175,969	13.1	73,601	8.3
Executive assurance	149,600	10.7	121,067	9.0	87,259	9.9
Healthcare	67,769	4.9	53,125	4.0	37,873	4.3
Other	66,818	4.8	78,286	5.8	82,848	9.4
Total	$1,392,114	100.0	$1,342,559	100.0	$882,926	100.0
Net premiums written by client location(1)
United States	$1,293,938	87.4	$1,330,165	95.6	$1,140,064	97.3
Europe	107,283	7.2	29,397	2.1	4,627	0.4
Other	80,079	5.4	32,422	2.3	26,905	2.3
Total	$1,481,300	100.0	$1,391,984	100.0	$1,171,596	100.0

(1)          Insurance segment results include net premiums written and earned of $3.2 million and $4.5 million, respectively, assumed through intersegment transactions for the year ended December 31, 2005, $7.5 million and $7.1 million, respectively, for the year ended December 31, 2004 and $2.9 million and $0.9 million, respectively, for the year ended December 31, 2003. Insurance segment results exclude premiums written and earned of $58.4 million and $56.9 million, respectively, ceded through intersegment transactions for the year ended December 31, 2005, $128.2 million and $134.1 million, respectively, for the year ended December 31, 2004 and $162.8 million and $135.3 million, respectively, for the year ended December 31, 2003.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.   Reinsurance

In the normal course of business, the Company’s insurance subsidiaries cede a substantial portion of their premium through pro rata, excess of loss and facultative reinsurance agreements. The Company’s reinsurance subsidiaries purchase retrocessional coverage as part of their risk management program. In addition, the Company’s reinsurance subsidiaries participate in “common account” retrocessional arrangements for certain pro rata treaties. Such arrangements reduce the effect of individual or aggregate losses to all companies participating on such treaties, including the reinsurers, such as the Company’s reinsurance subsidiaries, and the ceding company. Reinsurance recoverables are recorded as assets, predicated on the reinsurers’ ability to meet their obligations under the reinsurance agreements. If the reinsurers are unable to satisfy their obligations under the agreements, the Company’s insurance or reinsurance subsidiaries would be liable for such defaulted amounts (see Note 11).

The effects of reinsurance on the Company’s written and earned premiums and losses and loss adjustment expenses with unaffiliated reinsurers were as follows:

	Years Ended December 31,
	2005	2004	2003
	(U.S. dollars in thousands)
Premiums Written
Direct	$2,268,323	$2,047,499	$1,609,821
Assumed	1,746,494	1,620,492	1,616,180
Ceded	(876,045)	(687,959)	(487,586)
Net	$3,138,772	$2,980,032	$2,738,415
Premiums Earned
Direct	$2,151,724	$1,879,509	$1,273,110
Assumed	1,677,319	1,639,321	1,340,268
Ceded	(851,327)	(602,948)	(400,779)
Net	$2,977,716	$2,915,882	$2,212,599
Losses and Loss Adjustment Expenses
Direct	$1,790,973	$1,225,955	$887,974
Assumed	1,294,288	1,059,963	818,466
Ceded	(1,083,312)	(409,313)	(292,889)
Net	$2,001,949	$1,876,605	$1,413,551

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.   Reserve for Losses and Loss Adjustment Expenses

The following table represents an analysis of losses and loss adjustment expenses and a reconciliation of the beginning and ending reserve for losses and loss adjustment expenses:

	Years Ended December 31,
	2005	2004	2003
	(U.S. dollars in thousands)
Reserve for losses and loss adjustment expenses at beginning of year	$3,492,759	$1,911,596	$592,432
Unpaid losses and loss adjustment expenses recoverable	617,607	369,080	211,100
Net reserve for losses and loss adjustment expenses at beginning of year	2,875,152	1,542,516	381,332
Increase (decrease) in net losses and loss adjustment expenses incurred relating to losses occurring in:
Current year	2,120,962	1,975,312	1,454,533
Prior years	(119,013)	(98,707)	(40,982)
Total net incurred losses and loss adjustment expenses	2,001,949	1,876,605	1,413,551
Net losses and loss adjustment expense reserves of acquired (sold) companies	—	(21,944)	—
Exchange rate effects	(55,854)	39,930	17,492
Less net losses and loss adjustment expenses paid relating to losses occurring in:
Current year	308,954	314,545	154,897
Prior years	449,235	247,410	114,962
Total net paid losses and loss adjustment expenses	758,189	561,955	269,859
Net reserve for losses and loss adjustment expenses at end of year	4,063,058	2,875,152	1,542,516
Unpaid losses and loss adjustment expenses recoverable	1,389,768	617,607	369,080
Reserve for losses and loss adjustment expenses at end of year	$5,452,826	$3,492,759	$1,911,596

During 2005, the Company recorded a redundancy on reserves recorded in prior years of approximately $119.0 million. The net favorable development consisted of $91.2 million from the reinsurance segment and $27.8 million from the insurance segment. Of the net favorable development in the reinsurance segment, $85.3 million was primarily due to short-tail lines, mainly property, and resulted from better than anticipated loss emergence. Such amount was partially offset by an increase in acquisition expenses of $9.0 million, primarily as a result of the commutation of certain treaties. In addition, in its reserving process in 2002 and 2003, the reinsurance segment recognized that there is a possibility that the assumptions made could prove to be inaccurate due to several factors primarily related to the start up nature of its operations. Due to the availability of additional data, and based on reserve analyses, it was determined that it was no longer necessary to continue to include such factors. Based on the level of claims activity reported to date, the reinsurance segment reduced the amount of reserves it had recorded in 2002 and 2003 by $9.8 million in 2005. Except as discussed above, the estimated favorable development in the reinsurance segment’s prior year reserves did not reflect any significant changes in the key assumptions it made to estimate these reserves at December 31, 2004. Prior to 2005, the insurance segment’s reserving method relied heavily on industry data. In 2005, the insurance segment began to give a relatively small amount of weight to its own experience. As a result, the insurance segment reduced loss selections for

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

some lines, in particular those written on a claims-made basis and for which it now has a reasonable level of credible data. The insurance segment’s net favorable development was primarily due to reductions in reserves in medium-tailed and longer-tailed lines of business resulting from such changes.

During 2004, the Company recorded a redundancy on reserves recorded in prior years of approximately $98.7 million. The net favorable development consisted of $85.3 million from the reinsurance segment and $13.4 million from the insurance segment. Of the net favorable development in the reinsurance segment, $74.1 million was due to short-tail lines and resulted from better than anticipated loss emergence. Such amount was partially offset by an increase in acquisition expenses of $21.7 million, primarily as a result of the commutation of certain treaties. As noted above, in its reserving process in 2002 and 2003, the reinsurance segment recognized that there is a possibility that the assumptions made could prove to be inaccurate due to several factors primarily related to the start up nature of its operations. Following a reserve review in the 2004 fourth quarter, and based on the level of claims activity reported to date, the reinsurance segment reduced the amount of reserves it had recorded in 2002 and 2003 by $7.3 million. Except as discussed above, the estimated favorable development in the reinsurance segment’s prior year reserves did not reflect any significant changes in the key assumptions it made to estimate these reserves at December 31, 2003. The net favorable development in the insurance segment was primarily due to the fact that both the frequency and severity of reported losses were less than the levels anticipated for property and other short-tail business at December 31, 2003. Such amounts were partially offset by $8.8 million of adverse development in program business during 2004.

During 2003, the Company recorded a redundancy on reserves recorded in prior years of approximately $41.0 million. The net favorable development consisted of $42.7 million of net favorable development from the reinsurance segment and $1.7 million of net adverse development from the insurance segment. The net favorable development for the reinsurance segment primarily resulted from the fact that both the frequency and the severity of reported losses were lower than the assumed level of losses established at December 31, 2002 for property and other short-tail business. The estimated favorable development in the reinsurance segment did not reflect any changes in key assumptions it made to estimate such reserves at December 31, 2002. The net adverse development for the insurance segment primarily resulted from adverse development in the non-standard automobile business and program business, which was partially offset by favorable development in short-tail lines.

6.   Deposit Accounting

Certain assumed reinsurance contracts are deemed, under current financial accounting standards, not to transfer insurance risk, and are accounted for using the deposit method of accounting. However, it is possible that the Company could incur financial losses on such contracts. For those contracts that contain an element of underwriting risk, the estimated profit margin is deferred and amortized over the contract period and such amount is included in the Company’s underwriting results. When the estimated profit margin is explicit, the margin is reflected as fee income and any adverse financial results on such contracts are reflected as incurred losses. For the years ended December 31, 2005, 2004 and 2003, the Company recorded $0.4 million, $0.6 million and $7.4 million of fee income on such contracts, respectively. When the estimated profit margin is implicit, the margin is reflected as an offset to paid losses and any adverse financial results on such contracts are reflected as incurred losses. For the years ended December 31, 2005 and 2003, the Company recorded $6.1 million and $4.1 million, respectively, as an offset to paid losses on such contracts. For the year ended December 31, 2004, the Company recorded incurred losses of $0.8

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

million which were reflected as an increase to paid losses. On a notional basis, the amount of premiums from those contracts that contain an element of underwriting risk was $7.6 million, $81.4 million and $175.6 million, respectively, for the years ended December 31, 2005, 2004 and 2003.

In making any determination to account for a contract using the deposit method of accounting, the Company is required to make many estimates and judgments under the current financial accounting standards. Such standards are currently under review by the FASB.

7.   Investment Information

The Company’s invested assets were as follows at December 31, 2005 and 2004:

	December 31,
	2005	2004
	(U.S. dollars in thousands)
Fixed maturities available for sale, at fair value	$5,280,987	$5,545,121
Fixed maturities pledged under securities lending agreements, at fair value(1)	862,766	—
Total fixed maturities	6,143,753	5,545,121
Short-term investments available for sale, at fair value	681,887	155,771
Short-term investments pledged under securities lending agreements, at fair value(1)	1,100	—
Other investments, at fair value	70,233	21,571
Total invested assets(1)	$6,896,973	$5,722,463

(1)          In securities lending transactions, the Company receives collateral in excess of the market value of the fixed maturities and short-term investments pledged under securities lending agreements. For purposes of this table, the Company has excluded the $893.4 million of collateral received which is reflected as “short-term investment of funds received under securities lending agreements, at fair value” and included the $863.9 million of “fixed maturities and short-term investments pledged under securities lending agreements, at fair value.”

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fixed Maturities and Fixed Maturities Pledged Under Securities Lending Agreements

The following table summarizes the Company’s fixed maturities and fixed maturities pledged under securities lending agreements at December 31, 2005 and 2004:

	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
	(U.S. dollars in thousands)
December 31, 2005:
U.S. government and government agencies	$2,106,866	$18,152	($10,001)	$2,098,715
Corporate bonds	1,595,559	2,663	(10,345)	1,603,241
Municipal bonds	623,822	5,039	(4,006)	622,789
Asset backed securities	591,401	194	(3,348)	594,555
Commercial mortgage backed securities	469,984	292	(5,292)	474,984
Non-U.S. government securities	379,328	3,756	(20,483)	396,055
Mortgage backed securities	376,793	653	(1,576)	377,716
Total	$6,143,753	$30,749	($55,051)	$6,168,055
December 31, 2004:
U.S. government and government agencies	$2,266,411	21,317	(11,176)	$2,256,270
Corporate bonds	1,419,911	12,436	(7,810)	1,415,285
Asset backed securities	766,651	276	(6,367)	772,742
Municipal bonds	536,742	6,733	(1,117)	531,126
Non-U.S. government securities	316,311	23,719	(455)	293,047
Mortgage backed securities	158,086	1,480	(937)	157,543
Commercial mortgage backed securities	81,009	1,096	(267)	80,180
Total	$5,545,121	$67,057	($28,129)	$5,506,193

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The contractual maturities of the Company’s fixed maturities and fixed maturities pledged under securities lending agreements at December 31, 2005 and 2004 are shown below. Expected maturities, which are management’s best estimates, will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2005		December 31, 2004
Maturity	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
	(U.S. dollars in thousands)
Due in one year or less	$426,278	$431,941	$57,415	$57,623
Due after one year through five years	2,576,734	2,595,812	2,188,908	2,173,522
Due after five years through 10 years	1,072,690	1,081,194	1,564,536	1,557,570
Due after 10 years	629,873	611,853	728,516	707,013
	4,705,575	4,720,800	4,539,375	4,495,728
Asset backed securities	591,401	594,555	766,651	772,742
Commercial mortgage backed securities	469,984	474,984	81,009	80,180
Mortgage backed securities	376,793	377,716	158,086	157,543
Total	$6,143,753	$6,168,055	$5,545,121	$5,506,193

The credit quality distribution of the Company’s fixed maturities and fixed maturities pledged under securities lending agreements at December 31, 2005 and 2004 are shown below:

	December 31, 2005		December 31, 2004
Rating(1)	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(U.S. dollars in thousands)
AAA	$4,563,782	74.3%	$4,162,703	75.1%
AA	634,141	10.3%	356,999	6.4%
A	538,570	8.8%	772,262	13.9%
BBB	146,325	2.4%	151,171	2.7%
BB	24,472	0.4%	13,488	0.3%
B	53,178	0.8%	83,690	1.5%
Lower than B	183,285	3.0%	4,808	0.1%
Total	$6,143,753	100.0%	$5,545,121	100.0%

(1)          Ratings as assigned by Standard & Poor’s.

At December 31, 2005 and 2004, the weighted average contractual maturities of the Company’s total fixed maturity and short-term investments, based on fair value, were 7.8 years and 6.6 years, respectively, while the weighted average expected maturities of the Company’s total fixed maturity and short-term investments, based on fair value, were 4.5 years and 5.3 years, respectively. Approximately 96% of the fixed maturities and fixed maturities pledged under securities lending agreements held by the Company were rated investment grade by Standard & Poor’s Corporation or Moody’s Investors Service, Inc. at December 31, 2005, compared to 98% at December 31, 2004. There were no investments in any entity in excess of 10% of the Company’s shareholders’ equity at December 31, 2005 or 2004 other than investments issued or guaranteed by the United States government or its agencies.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company reviews its investment portfolio each quarter to determine if declines in value are other-than-temporary. The Company’s process for identifying declines in the fair value of investments that are other-than-temporary involves consideration of several factors. These factors include (i) the time period in which there has been a significant decline in value, (ii) the liquidity, business prospects and overall financial condition of the issuer, (iii) the significance of the decline and (iv) the Company’s intent and ability to hold the investment for a sufficient period of time for the value to recover. When the analysis of the above factors results in the Company’s conclusion that declines in fair values are other-than-temporary, the cost of the securities is written down to fair value and the reduction in value is reflected as a realized loss. In periods subsequent to the recognition of an other-than-temporary impairment on fixed maturities, the Company accounts for such securities as if they had been purchased on the measurement date of the other-than-temporary impairment and the provision for other-than-temporary impairment (reflected as a discount or reduced premium based on the new cost basis) is amortized into net investment income over the remaining life of the fixed maturities, or until such securities are sold.

The Company had gross unrealized losses on its fixed maturities of $55.1 million at December 31, 2005. At December 31, 2005, on a lot level basis, approximately 1,435 security lots out of a total of approximately 2,412 security lots were in an unrealized loss position and the largest single unrealized loss from a single lot in the Company’s fixed maturity portfolio was $1.4 million. The Company had gross unrealized losses on its fixed maturities securities of $28.1 million at December 31, 2004. At December 31, 2004, on a lot level basis, approximately 1,135 security lots out of a total of approximately 2,029 security lots were in an unrealized loss position and the largest single unrealized loss from a single lot in the Company’s fixed maturity portfolio was $1.4 million.

The majority of the Company’s fixed maturities which were in an unrealized loss position at December 31, 2005 were in such position for under twelve months. In general, the Company considers twelve months to be the threshold for the time period in which there has been a significant decline in value in order to consider such security’s value to be other-than-temporarily impaired. Securities which are in an unrealized loss position for more than twelve months are considered other-than-temporarily impaired, while securities in an unrealized loss position for less than twelve months are evaluated for other-than-temporary impairment if such unrealized loss is in excess of 20% of the security’s cost basis. With respect to securities where the decline in value is determined to be temporary because the Company concluded that the investment was impaired for a minor length of time or to a minor extent and the security’s value is not written down, a subsequent decision may be made to sell that security and realize a loss. Such sale would not contradict the Company’s determination that the decline was temporary because subsequent decisions to sell a security are made within the context of overall risk management, new information and the assessment of such security’s value relative to comparable securities. While the Company’s internal and external investment managers may, at a given point in time, believe the preferred course of action is to hold securities until such losses are recovered, the dynamic nature of portfolio management may result in a subsequent decision by the Company to sell the security and realize the loss, based upon a change in market and other factors discussed above. The Company believes these subsequent decisions are consistent with the classification of its investment portfolio as “available for sale.”

During the 2005 fourth quarter, the Company identified approximately 374 fixed maturity securities with a fair value of $971.0 million which were considered to be other-than-temporarily impaired. Consequently, the cost of such securities was written down to fair value and the Company recognized a realized loss of $25.7 million.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides an analysis of the length of time each of those fixed maturities, fixed maturities pledged under securities lending agreements and equity securities with an unrealized loss has been in a continual unrealized loss position at December 31, 2005 and 2004. The information below indicates the potential effect upon future income in the event management later concludes that such declines are considered other-than-temporary.

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(U.S. dollars in thousands)
December 31, 2005:
Fixed maturities and fixed maturities pledged under securities lending agreements:
U.S. government and government agencies	$1,137,846	($9,867)	$7,317	($134)	$1,145,163	($10,001)
Corporate bonds	818,983	(10,104)	11,025	(241)	830,008	(10,345)
Municipal bonds	365,639	(4,006)	—	—	365,639	(4,006)
Non-U.S. government securities	307,791	(20,483)	5	(0)	307,796	(20,483)
Commercial mortgage backed securities	368,694	(5,286)	173	(6)	368,867	(5,292)
Asset backed securities	297,355	(3,282)	16,930	(66)	314,285	(3,348)
Mortgage backed securities	124,543	(1,559)	431	(17)	124,974	(1,576)
Total	3,420,851	(54,587)	35,881	(464)	3,456,732	(55,051)
Equity securities:
Other investments	27,556	(211)	—	—	27,556	(211)
Total	$3,448,407	($54,798)	$35,881	($464)	$3,484,288	($55,262)
December 31, 2004:
Fixed maturities:
U.S. government and government agencies	$1,298,312	($11,175)	$189	($1)	$1,298,501	($11,176)
Corporate bonds	723,459	(6,919)	43,546	(891)	767,005	(7,810)
Municipal bonds	150,171	(1,117)	—	—	150,171	(1,117)
Non-U.S. government securities	40,858	(455)	—	—	40,858	(455)
Commercial mortgage backed securities	40,988	(267)	—	—	40,988	(267)
Asset backed securities	629,971	(5,450)	60,661	(917)	690,632	(6,367)
Mortgage backed securities	63,798	(937)	—	—	63,798	(937)
Total	$2,947,557	($26,320)	$104,396	($1,809)	$3,051,953	($28,129)

Securities Lending Agreements

During 2005, the Company began a securities lending program under which certain of its fixed income portfolio securities are loaned to third parties, primarily major brokerage firms, for short periods of time through a lending agent. Such securities have been reclassified as “Fixed maturities and short-term investments pledged under securities lending agreements.” The Company maintains control over the

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

securities it lends, retains the earnings and cash flows associated with the loaned securities and receives a fee from the borrower for the temporary use of the securities. Collateral received, primarily in the form of cash, is required at a rate of 102% of the market value of the loaned securities (or 105% of the market value of the loaned securities when the collateral and loaned securities are denominated in non-U.S. currencies) including accrued investment income and is monitored and maintained by the lending agent. Such collateral is reinvested and is reflected as “Short-term investment of funds received under securities lending agreements, at fair value.” At December 31, 2005, the fair value and amortized cost of fixed maturities and short-term investments pledged under securities lending agreements were $863.9 million and $858.4 million, respectively. Collateral received at December 31, 2005 totaled $893.4 million at fair value and amortized cost.

Other Investments

The following table details the Company’s other investments at December 31, 2005 and 2004:

	December 31, 2005		December 31, 2004
	Estimated Fair Value	Cost	Estimated Fair Value	Cost
	(U.S. dollars in thousands)
Equity securities	$27,900	$25,899	$—	$—
Investment funds	28,719	28,746	—	—
Privately held securities	13,614	5,194	21,571	17,022
Total	$70,233	$59,839	$21,571	$17,022

The Company expanded its investment strategy in 2005 to include other asset sectors. Other investments include (i) equity securities consisting of the Company’s investments in certain stock index funds and other preferred stocks; (ii) investment funds consisting of senior secured floating rate loans and a mezzanine fund that invests in mezzanine debt and equity investments and in second lien and senior secured bank loans; and (iii) privately held securities. The Company’s investment commitments relating to its other investments totaled approximately $8.4 million at December 31, 2005.

Restricted Assets

The Company is required to maintain assets on deposit, which primarily consist of fixed maturities, with various regulatory authorities to support its insurance and reinsurance operations. The assets on deposit are available to settle insurance and reinsurance liabilities to third parties. The Company also has investments in segregated portfolios primarily to provide collateral or guarantees for letters of credit to third parties. The following table details the value of restricted assets at December 31, 2005 and 2004:

	December 31,
	2005	2004
	(U.S. dollars in thousands)
Deposits with U.S. regulatory authorities	$173,313	$105,319
Deposits with non-U.S. regulatory authorities	17,029	1,468
Assets used for collateral or guarantees	745,084	461,978
Trust funds	69,468	54,922
Total restricted assets	$1,004,894	$623,687

In addition, Arch Re Bermuda maintains assets in trust accounts as collateral for insurance and reinsurance transactions with affiliated companies. At December 31, 2005 and 2004, such amounts approximated $2.77 billion and $2.25 billion, respectively.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net Investment Income

The components of net investment income were derived from the following sources:

	Years Ended December 31,
	2005	2004	2003
	(U.S. dollars in thousands)
Fixed maturities	$229,800	$146,175	$81,659
Short-term investments	6,673	2,781	2,505
Other	5,900	902	571
Gross investment income	242,373	149,858	84,735
Investment expenses	(9,471)	(6,153)	(3,743)
Net investment income	$232,902	$143,705	$80,992

Net Realized Gains (Losses)

Net realized gains (losses) were as follows:

	Years Ended December 31,
	2005	2004	2003
	(U.S. dollars in thousands)
Fixed maturities	$(56,770)	$22,007	$22,488
Other investments	1,016	4,980	692
Other	2,298	3,250	2,137
Net realized gains (losses)	$(53,456)	30,237	25,317
Income tax benefit (expense)	2,388	(2,623)	(2,245)
Net realized gains (losses), net of tax	$(51,068)	$27,614	$23,072

Proceeds from the sales, redemptions and maturities of fixed maturities during 2005, 2004 and 2003 were $9.56 billion, $4.34 billion and $2.67 billion, respectively. Gross gains of $36.1 million, $34.4 million and $27.5 million were realized on those transactions during 2005, 2004 and 2003, respectively. Gross losses of $92.9 million, $12.4 million and $5.0 million were realized during 2005, 2004 and 2003, respectively. Net realized losses on fixed maturities of $56.8 million in 2005 included a provision of $25.7 million for declines in the market value of investments held in the Company’s available for sale portfolio which were considered to be other-than-temporary, as described above.

8.   Acquisition and Sale of Subsidiaries

Acquisition of Western Diversified Casualty Insurance Company

On June 23, 2003, the Company acquired Western Diversified, an admitted insurer in 46 states and the District of Columbia, from Western Diversified Services, Inc., a subsidiary of Protective Life Corporation (NYSE: PL), for the purpose of obtaining licenses for the Company’s insurance operations. The cost of the acquisition was $17.1 million, paid in cash. At closing, Western Diversified, which was acquired to support the operations of the Company’s insurance segment, had net assets of approximately $10.1 million. Protective Life Corporation and certain of its affiliates have entered into agreements to reinsure and guarantee all liabilities arising out of Western Diversified’s business prior to the closing of the acquisition. In connection with the acquisition of Western Diversified, the Company recorded $7.0 million of goodwill and intangible assets, which primarily consist of state licenses and authorities to conduct

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

insurance business. Such intangible assets have an indefinite life. Pro forma financial information has not been prepared for the June 2003 acquisition of Western Diversified because such acquisition did not comprise a significant portion of the Company’s financial position or results of operations during 2003.

Sale of Hales & Company Inc.

During the 2004 second quarter, the Company entered into negotiations to sell Hales, its merchant banking operations, to certain members of the management of Hales. In October 2004, the Company sold Hales for $1.0 million in cash and a promissory note in the principal amount of $1.9 million, which matures in October 2010. The note, which bears interest at 6.3% per annum and is subject to mandatory payments, was recorded by the Company at fair value and is included in other assets. Included in other income (loss) for the year ended December 31, 2004 is a charge of $4.5 million resulting from a write-down of the carrying value of Hales (see “Goodwill and Intangible Assets Relating to Acquisitions” below) and a realized loss of approximately $0.1 million recorded on the sale of Hales.

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

Goodwill and Intangible Assets Relating to Acquisitions

At December 31, 2005 and 2004, the carrying amount of goodwill and intangible assets was $16.7 million and related to acquisitions of the Company’s insurance operations ($7.0 million, $6.8 million and $2.9 million relating to the acquisitions of Western Diversified, ART Services and Arch Specialty, respectively). Such amounts were included in other assets in the Company’s balance sheet. As required by SFAS No. 142, the Company completed a transitional goodwill impairment test upon adoption and, pursuant to such test, determined that no impairment existed at January 1, 2002. The annual impairment test was completed and, pursuant to such test, the Company determined that no impairment existed at December 31, 2005. Goodwill and intangible assets decreased by $19.2 million during 2004. The decrease primarily resulted from the sale of the Company’s non-standard automobile insurance operations described above, whereby the Company monetized $13.6 million of goodwill. The remainder of the decrease resulted from a $4.5 million write-down of the carrying value of Hales, included in other income (loss), and a further decrease in goodwill of $1.1 million upon the sale of Hales in October 2004.

9.   Income Taxes

ACGL is incorporated under the laws of Bermuda and, under current Bermuda law, is not obligated to pay any taxes in Bermuda based upon income or capital gains. The Company has received a written

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

ACGL will be subject to U.S. federal income tax only to the extent that it derives U.S. source income that is subject to U.S. withholding tax or income that is effectively connected with the conduct of a trade or business within the U.S. and is not exempt from U.S. tax under an applicable income tax treaty with the U.S. ACGL will be subject to a withholding tax on dividends from U.S. investments and interest from certain U.S. payors. ACGL does not consider itself to be engaged in a trade or business within the U.S. and, consequently, does not expect to be subject to direct U.S. income taxation. However, because there is uncertainty as to the activities which constitute being engaged in a trade or business within the United States, there can be no assurances that the U.S. Internal Revenue Service will not contend successfully that ACGL or its non-U.S. subsidiaries are engaged in a trade or business in the United States. If ACGL or any of its non-U.S. subsidiaries were subject to U.S. income tax, ACGL’s shareholders’ equity and earnings could be adversely affected. ACGL’s U.S. subsidiaries are subject to U.S. income taxes on their worldwide income. ACGL’s U.K. subsidiaries are subject to U.K. corporation tax on their worldwide income.

The components of income taxes attributable to operations for the years ended December 31, 2005, 2004 and 2003 were as follows:

	Years Ended December 31,
	2005	2004	2003
	(U.S. dollars in thousands)
Current expense:
U.S. Federal	$34,548	$49,844	$41,842
U.S. State	1,195	462	327
Non-U.S.	2,281	338	44
	38,024	50,644	42,213
Deferred expense (benefit):
U.S. Federal	(9,731)	(23,760)	(15,488)
Non-U.S.	656	(656)	—
	(9,075)	(24,416)	(15,488)
Income tax expense	$28,949	$26,228	$26,725

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The expected tax provision computed on pre-tax income at the weighted average tax rate has been calculated as the sum of the pre-tax income in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. A reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate for the years December 31, 2005, 2004 and 2003 follows:

	Years Ended December 31,
	2005	2004	2003
	(U.S. dollars in thousands)
Expected income tax expense computed on pre-tax income at weighted average income tax rate	$32,914	$27,169	$22,271
Addition (reduction) in income tax expense (benefit) resulting from:
Valuation allowance	(1)	—	(773)
Tax-exempt investment income	(5,141)	(2,912)	(280)
Limitation on executive compensation	—	—	581
State taxes, net of U.S. federal tax benefit	777	301	213
Prior year adjustment	43	2,669	1,249
Other	357	(999)	3,464
Income tax expense	$28,949	$26,228	$26,725

The Company has net operating loss carryforwards in its U.S. operating subsidiaries totaling $21.9 million at December 31, 2005. Such net operating losses are currently available to offset future taxable income of the subsidiaries. Under applicable law, the U.S. net operating loss carryforwards expire between 2012 and 2020. The Company also has an alternative minimum tax (“AMT”) credit carryforward in the amount of $1.0 million which can be carried forward without expiration.

On November 20, 2001, the Company underwent an ownership change for U.S. federal income tax purposes as a result of the investment led by investment funds associated with Warburg Pincus LLC (“Warburg Pincus”) and Hellman and Friedman LLC (“Hellman & Friedman”). As a result of this ownership change, limitations have been imposed upon the utilization by the Company’s U.S. operating subsidiaries of existing net operating losses. Utilization by such subsidiaries of the net operating losses, capital loss carryforwards and the AMT credit carryforward is limited to approximately $5.1 million per year in accordance with Section 382 of the Internal Revenue Code of 1986 as amended (the “Code”).

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred income tax assets and liabilities reflect temporary differences based on enacted tax rates between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Significant components of the Company’s deferred income tax assets and liabilities as of December 31, 2005 and 2004 were as follows:

	December 31,
	2005	2004
	(U.S. dollars in thousands)
Deferred income tax assets:
Net operating loss	$7,668	$10,121
Deferred ceding commission	21,568	14,617
AMT credit carryforward	959	959
Discounting of net loss reserves	21,183	19,510
Net unearned premium reserve	9,428	7,987
Deferred unallocated loss adjustment expenses	—	4,749
Compensation liabilities	13,521	10,553
Net unrealized depreciation of investments	1,661	—
Other, net	2,798	2,241
Total deferred tax assets	78,786	70,737
Deferred income tax liabilities:
Equity in net income on investees, net	—	(2,265)
Depreciation and amortization	(3,870)	(5,449)
Deferred acquisition costs, net	(2,027)	—
Foreign transaction exchange gains	(129)	(1,045)
Net unrealized appreciation of investments	—	(1,838)
Net unrealized foreign exchange gains	(263)	(36)
Total deferred tax liabilities	(6,289)	(10,633)
Valuation allowance	(1,358)	(1,359)
Net deferred income tax asset	$71,139	$58,745

The Company has provided a valuation allowance to reduce certain deferred tax assets to an amount which management expects to more likely than not be realized. For the year ended December 31, 2003, the Company reversed a portion of the valuation allowance on certain of its deferred tax assets and recorded a benefit of $0.8 million. The valuation allowance reversals were based on the Company’s restructuring of its U.S.-based insurance operations and its business plan, which included a substantial increase in its taxable investment portfolio in 2002. At December 31, 2005 and 2004, a valuation allowance of $1.4 million was provided against a deferred tax asset in one of the Company’s subsidiaries that currently does not have a business plan to produce significant future taxable income.

The Company paid income taxes totaling $40.1 million and $27.3 million for the years ended December 31, 2005 and 2004, respectively. As of December 31, 2005, the Company’s current income tax liability (included in other liabilities) was $13.1 million.

10.   Transactions with Related Parties

Effective August 1, 2003, Constantine Iordanou became President and Chief Executive Officer of ACGL. Mr. Iordanou succeeded Peter Appel, who remains on the board of directors of ACGL. Effective

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

July 31, 2003, the Company agreed to pay $2.3 million to Mr. Appel in recognition of his performance during his tenure as President and Chief Executive Officer of ACGL. In addition, Mr. Appel agreed to assist ACGL in seeking to maximize the value of the assets deemed “non-core” under the subscription agreement entered into in connection with the November 2001 capital infusion. In that connection, the Company entered into a non-core business payment agreement with Mr. Appel which provided that Mr. Appel would be paid an amount equal to $1.5 million if, and only if, the aggregate of the realized values of all non-core assets equaled or exceeded the aggregate of the adjusted closing book values of all such non-core assets. The agreement also provided that Mr. Appel would be paid an amount equal to 15% of the net excess, if any, of the realized value over the adjusted closing book value of all the non-core assets; provided, however that any such additional amount payable would not exceed $1.5 million (such that the aggregate amount payable under the non-core business payment agreement would not exceed $3.0 million). As a result of the resolution between the Company and the original investors from the November 2001 capital infusion regarding the value of the non-core assets (see Note 13, “Share Capital—Series A Convertible Preference Shares”), at December 31, 2003, the Company accrued $3.0 million related to the non-core business payment agreement, which amount was subsequently paid to Mr. Appel in February 2004.

Pursuant to an agreement, dated September 6, 2005 (the “Clements Agreement”), ACGL and Robert Clements, former Chairman of the Board of Directors of the Company, terminated all consulting and related payment obligations under a consulting agreement, dated as of March 17, 2005, between ACGL and Mr. Clements which had a term extending through December 31, 2009. Pursuant to the Clements Agreement, ACGL made payments to, and on behalf of, Mr. Clements in the aggregate amount of $1.4 million and wrote off fixed assets of $0.5 million related to the Clements Agreement in 2005.

In December 2005, Marc Grandisson succeeded Dwight Evans as the Chairman and Chief Executive Officer of Arch Worldwide Reinsurance Group. In connection with Mr. Evans’ departure from ACGL, on December 5, 2005, ACGL and Mr. Evans entered into an agreement (the “Evans Agreement”) pursuant to which Mr. Evans received a payment in the amount of $4.9 million, which is inclusive of all earned but unpaid incentive compensation. Among other things, the Evans Agreement also provides that certain medical benefits will remain in effect for Mr. Evans and his covered dependents for one year and that Mr. Evans will be reimbursed for certain relocation and other expenses.

In connection with the Company’s information technology initiative in 2002, the Company entered into arrangements with two software companies, which provide document management systems and information and research tools to insurance underwriters, in which Mr. Clements and John Pasquesi, Vice Chairman of ACGL’s board of directors, each hold minority ownership interests. One of the agreements was terminated in July 2005, and the other arrangement is variable based on usage. The Company made payments of approximately $0.5 million, $0.5 million and $0.6 million under such arrangements for the years ended December 31, 2005, 2004 and 2003, respectively.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The areas where significant concentrations of credit risk may exist include unpaid losses and loss adjustment expenses recoverable, prepaid reinsurance premiums and paid losses and loss adjustment expenses recoverable net of reinsurance balances payable (collectively “reinsurance recoverables”), investments and cash and cash equivalent balances. The Company’s reinsurance recoverables at December 31, 2005 and 2004 amounted to $1.64 billion and $772.4 million, respectively, and primarily resulted from reinsurance arrangements entered into in the course of its operations. A credit exposure exists with respect to reinsurance recoverables as they may become uncollectible. The Company manages its credit risk in its reinsurance relationships by transacting with reinsurers that it considers financially sound and, if necessary, the Company may hold collateral in the form of funds, trust accounts and/or irrevocable letters of credit. This collateral can be drawn on for amounts that remain unpaid beyond specified time periods on an individual reinsurer basis.

In addition, the Company underwrites a significant amount of its business through brokers and a credit risk exists should any of these brokers be unable to fulfill their contractual obligations with respect to the payments of insurance and reinsurance balances owed to the Company. During 2005, approximately 19.2% and 13.3% of the Company’s consolidated gross written premiums were generated from or placed by Marsh & McLennan Companies and its subsidiaries and AON Corporation and its subsidiaries, respectively. During 2004, approximately 21.4% and 16.0% of the Company’s consolidated gross written premiums were generated from or placed by Marsh & McLennan Companies and its subsidiaries and AON Corporation and its subsidiaries, respectively. No other broker and no one insured or reinsured accounted for more than 10% of gross premiums written for the years ended December 31, 2005 and 2004.

The Company’s available for sale investment portfolio is managed in accordance with guidelines that have been tailored to meet specific investment strategies, including standards of diversification, which limit the allowable holdings of any single issue. There were no investments in any entity in excess of 10% of the Company’s shareholders’ equity at December 31, 2005 other than investments issued or guaranteed by the United States government or its agencies. The Company’s investment commitments relating to its other investments totaled approximately $8.4 million at December 31, 2005.

Variable Interest Entities

The Company concluded that, under FASB Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities,” that it is required to consolidate the assets, liabilities and results of operations (if any) of a certain managing general agency in which one of its subsidiaries has an investment. Such agency ceased producing business in 1999 and is currently running-off its operations. Based on current information, there are no assets or liabilities of such agency required to be reflected on the face of the Company’s consolidated financial statements that are not, or have not been previously, otherwise reflected therein.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Letter of Credit and Revolving Credit Facilities

On November 29, 2005, the Company entered into a five-year agreement (“Credit Agreement”) for a $300 million unsecured revolving loan and letter of credit facility and a $500 million secured letter of credit facility. The Credit Agreement is an amendment and restatement of the Company’s previous revolving loan and letter of credit facilities, which provided for a three-year $300 million unsecured revolving loan and letter of credit facility and a $400 million secured letter of credit facility. The $300 million unsecured revolving loan is also available for the issuance of unsecured letters of credit up to $100 million for Arch Re U.S. Borrowings of revolving loans may be made by ACGL and Arch Re U.S. at a variable rate based on LIBOR or an alternative base rate at the option of the Company. Secured letters of credit are available for issuance on behalf of Arch Re U.S., Arch Insurance, Arch Specialty, Arch E&S and Western Diversified.

Issuance of letters of credit and borrowings under the Credit Agreement are subject to the Company’s compliance with certain covenants and conditions, including absence of a material adverse change. These covenants require, among other things, that the Company maintain a debt to shareholders’ equity ratio of not greater than 0.35 to 1 and shareholders’ equity in excess of $1.5 billion plus 25% of future aggregate net income for each semi-annual period (not including any future net losses) beginning after June 30, 2005 and 25% of future aggregate proceeds from the issuance of common or preferred equity, that the Company maintain minimum unencumbered cash and investment grade securities in the amount of $300 million and that the Company’s principal insurance and reinsurance subsidiaries maintain at least a “B++” rating from A.M. Best. In addition, certain of the Company’s subsidiaries which are parties to the Credit Agreement are required to maintain minimum shareholders’ equity levels. The Company was in compliance with all covenants contained in the Credit Agreement at December 31, 2005. The Credit Agreement expires on November 29, 2010.

Including the secured letter of credit portion of the Credit Agreement and another letter of credit facility (together, the “LOC Facilities”), the Company has access to secured letter of credit facilities for up to a total of $1.0 billion. The principal purpose of the LOC Facilities is to issue, as required, evergreen standby letters of credit in favor of primary insurance or reinsurance counterparties with which it has entered into reinsurance arrangements to ensure that such counterparties are permitted to take credit for reinsurance obtained from the Company’s reinsurance subsidiaries in United States jurisdictions where such subsidiaries are not licensed or otherwise admitted as an insurer, as required under insurance regulations in the United States, and to comply with requirements of Lloyd’s of London in connection with qualifying quota share and other arrangements. The amount of letters of credit issued is driven by, among other things, the timing and payment of catastrophe losses, loss development of existing reserves, the payment pattern of such reserves, the further expansion of the Company’s business and the loss experience of such business. When issued, certain letters of credit are secured by a portion of the Company’s investment portfolio. In addition, the LOC Facilities also require the maintenance of certain covenants, which the Company was in compliance with at December 31, 2005. At such date, the Company had approximately $611.4 million in outstanding letters of credit under the LOC Facilities, which were secured by investments totaling $690.6 million. The other letter of credit facility was amended and restated in January 2006. It is anticipated that the LOC facilities will be renewed (or replaced) on expiry, but such renewal (or replacement) will be subject to the availability of credit from banks which the Company utilizes. In addition to letters of credit, the Company has and may establish insurance trust accounts in the U.S. and Canada to secure its reinsurance amounts payable as required.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Leases and Purchase Obligations

At December 31, 2005, the future minimum rental commitments, exclusive of escalation clauses and maintenance costs and net of rental income, for all of the Company’s operating leases with remaining non-cancelable terms in excess of one year are as follows:

(U.S. dollars in thousands)
2006	$10,554
2007	10,795
2008	10,216
2009	9,734
2010	8,530
Thereafter	21,797
Total	$71,626

All of these leases are for the rental of office space, with expiration terms that range from 2007 to 2014. Rental expense, net of income from subleases, was approximately $11.1 million, $12.4 million and $8.7 million for the years ended December 31, 2005, 2004 and 2003, respectively.

The Company has also entered into certain agreements which commit the Company to purchase goods or services, primarily related to software and computerized systems. Such purchase obligations were approximately $14.5 million and $26.3 million at December 31, 2005 and 2004, respectively.

Guarantee and Other

In the 2005 first quarter, the Company agreed to provide a guarantee, through the issuance of a standby letter of credit in the amount of $6.0 million (the “Guarantee”) for the benefit of a commercial bank, to assist the principals of an agency to obtain a loan to purchase the agency from its prior owner. The agency loan is payable over a seven year term, and the Guarantee will be outstanding until such time as the loan is repaid in full. During 2005, the Company has received payments on the agency loan that reduced the Guarantee to $5.1 million at December 31, 2005. The Company determined that the fair value of the Guarantee was $0.3 million, and recorded such amount as an expense and related liability.

In addition, the Company agreed to extend a $10.0 million letter of credit through July 1, 2006 (“Extension”) for the benefit of a Lloyd’s of London syndicate (“Syndicate”) which was originally issued in connection with a reinsurance treaty covering the 2002 year of account. The Company received $0.5 million of fees in December 2004 and $0.2 million in December 2005 in compensation for the Extension. To the extent that Lloyd’s of London draws down on the letter of credit on behalf of the Syndicate for any reason not related to the Company’s obligations under the 2002 year of account, the Syndicate will reimburse the Company for the amount drawn down plus interest at 6.0% per annum.

Employment and Other Arrangements

At December 31, 2005, the Company has entered into employment agreements with certain of its executive officers for periods extending up to July 2008. Such employment arrangements provide for compensation in the form of base salary, annual bonus, share-based awards, participation in the Company’s employee benefit programs and the reimbursements of expenses.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Folksamerica Transaction and Related Contingencies

On May 5, 2000, the Company sold the prior reinsurance operations of Arch Re U.S. pursuant to an agreement entered into as of January 10, 2000 with Folksamerica Reinsurance Company and Folksamerica Holding Company (collectively, “Folksamerica”). Folksamerica Reinsurance Company assumed Arch Re U.S.’s liabilities under the reinsurance agreements transferred in the asset sale and Arch Re U.S. transferred to Folksamerica Reinsurance Company assets estimated in an aggregate amount equal in book value to the book value of the liabilities assumed. The Folksamerica transaction was structured as a transfer and assumption agreement (and not reinsurance) and, accordingly, the loss reserves (and any related reinsurance recoverables) relating to the transferred business are not included as assets or liabilities on the Company’s balance sheet. Folksamerica assumed Arch Re U.S.’s rights and obligations under the reinsurance agreements transferred in the asset sale. The reinsureds under such agreements were notified that Folksamerica had assumed Arch Re U.S.’s obligations and that, unless the reinsureds object to the assumption, Arch Re U.S. will be released from its obligations to those reinsured. None of such reinsureds objected to the assumption. However, Arch Re U.S. will continue to be liable under those reinsurance agreements if the notice is found not to be an effective release by the reinsureds. Folksamerica has agreed to indemnify the Company for any losses arising out of the reinsurance agreements transferred to Folksamerica Reinsurance Company in the asset sale. However, in the event that Folksamerica refuses or is unable to perform its obligations to the Company, Arch Re U.S. may incur losses relating to the reinsurance agreements transferred in the asset sale. Folksamerica’s A.M. Best rating was “A” (Excellent) at December 31, 2005.

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

12.   Senior Notes

On May 4, 2004, ACGL completed a public offering of $300 million principal amount of 7.35% senior notes (“Senior Notes”) due May 1, 2034 and received net proceeds of $296.4 million. ACGL used $200 million of the net proceeds to repay all amounts outstanding under a revolving credit agreement (see Note 11). ACGL will pay interest on the Senior Notes on May 1 and November 1 of each year. ACGL may redeem the Senior Notes at any time and from time to time, in whole or in part, at a “make-whole” redemption price. The Senior Notes are ACGL’s senior unsecured obligations and rank equally with all of

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

its existing and future senior unsecured indebtedness. The effective interest rate related to the Senior Notes, based on the net proceeds received, is approximately 7.46%. For the years ended December 31, 2005 and 2004, interest expense on the Senior Notes was $22.1 million and $14.7 million, respectively.

The following disclosure of the estimated fair value of the Senior Notes is made in accordance with SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” The estimated fair-value amount at December 31, 2005 has been determined by the Company using available market information.

	Carrying Value	Fair Value
	(U.S. dollars in thousands)
Senior notes	$300,000	$334,846

13.   Share Capital

Authorized and Issued

The authorized share capital of the Company consists of 200,000,000 Common Shares, par value of $0.01 per share, and 50,000,000 Preference Shares, par value of $0.01 per share.

Common Shares

Changes in the Company’s outstanding Common Shares for the years ended December 31, 2005, 2004 and 2003 are reflected below:

	Years Ended December 31,
	2005	2004	2003
Common Shares:
Balance, beginning of year	34,902,923	28,200,372	27,725,334
Shares issued	830,924	5,049,932	296,067
Shares issued from conversion of preference shares	37,348,150	1,496,515	—
Shares issued from exercise of warrants	114,110	—	—
Restricted shares issued, net of cancellations	173,567	207,181	205,787
Shares repurchased and retired	(34,804)	(51,077)	(26,816)
Balance, end of year	73,334,870	34,902,923	28,200,372

In March 2004, the Company completed an offering of 4,688,750 of its Common Shares and received net proceeds of $179.3 million.

Restricted Common Shares and Restricted Units

During the years ended December 31, 2005, 2004 and 2003, the Company granted an aggregate of 184,256, 289,407 and 223,912 restricted share and restricted unit awards, respectively, with a fair market value of $9.0 million, $11.6 million and $6.8 million, respectively. Compensation equal to the fair market value of the shares at the measurement date is amortized and charged to income over the vesting period. During the years ended December 31, 2005, 2004 and 2003, compensation expense related to restricted shares and units was $8.2 million, $14.6 million and $16.2 million, respectively. Restricted share and restricted unit awards granted during 2003, 2004, and through September 2005 generally vest over a two year period as follows: one-third on the grant date and one-third each year thereafter. In September 2005,

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the Company’s Board of Directors approved extending the vesting period for future awards to vest over a three year period as follows: one-third on the anniversary of the grant date and one-third each year thereafter. With respect to certain subsidiaries, the Company may withhold, or require a participant to remit to the Company, an amount sufficient to satisfy any federal, state or local withholding tax requirements associated with awards under the Company’s share award plans. This includes the authority to withhold or receive shares or other property and to make cash payments in respect thereof. The issuance of restricted shares and amortization thereon has no effect on the Company’s consolidated shareholders’ equity.

Series A Convertible Preference Shares

Changes in the Company’s outstanding Preference Shares for the years ended December 31, 2005, 2004 and 2003 are reflected below:

	Years Ended December 31,
	2005	2004	2003
Preference Shares:
Balance, beginning of year	37,348,150	38,844,665	38,844,665
Shares issued	—	—	—
Shares converted to common shares	(37,348,150)	(1,496,515)	—
Balance, end of year	—	37,348,150	38,844,665

On November 20, 2001, the Company issued 35,687,735 Preference Shares and 3,776,025 Class A Warrants in exchange for $763.2 million in cash and entered into subscription agreements with investors led by Warburg Pincus and Hellman & Friedman and certain members of management (the “Subscription Agreement”). During the 2005 fourth quarter, all outstanding Preference Shares were converted into Common Shares. Prior to such conversion, the Preference Shares voted, together with the Common Shares, on an as-converted basis.

Pursuant to the Subscription Agreement, an adjustment basket relating to certain non-core operations was calculated during the 2003 fourth quarter for purposes of determining whether the Company would be required to issue additional Preference Shares to the investors as a purchase price adjustment. In February 2004, the parties agreed that no purchase price adjustment was required pursuant to such calculation and, accordingly, no additional preference shares were issued to the investors. In November 2005, a final adjustment basket was calculated based on (1) liabilities owed to Folksamerica (if any) under the Asset Purchase Agreement, dated as of January 10, 2000, between the Company and Folksamerica, and (2) specified tax and ERISA matters under the Subscription Agreement. No additional shares were issued as a result of such calculation.

Pursuant to the shareholders agreement, the Company agreed to restrictions on the composition of its Board of Directors. Pursuant to this agreement, Warburg Pincus and Hellman & Friedman are entitled (until 2011) to nominate a prescribed number of directors based on the respective retained percentages of their Preference Shares purchased in November 2001. Currently, the Company’s Board of Directors consists of 11 members, including three directors nominated by Warburg Pincus and two directors nominated by Hellman & Friedman. As long as Warburg Pincus retains at least 75% of their original investment and Hellman & Friedman retains at least 60% of their original investment, these shareholders together will be entitled to nominate a majority of directors to the Company’s Board of Directors.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In addition, the Company agreed (until 2011) not to declare any dividend or make any other distribution on its Common Shares, and not to repurchase any Common Shares, until it has repurchased from funds affiliated with Warburg Pincus and Hellman & Friedman, pro rata, on the basis of the amount of each of these shareholders’ investment in the Company at the time of such repurchase, Common Shares (which were issued pursuant to the conversion of all outstanding Preference Shares in the 2005 fourth quarter) having an aggregate value of $250 million, at a per share price acceptable to these shareholders. No such shares have yet been repurchased.

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

Long Term Incentive and Share Award Plans

In June 2005, following shareholder approval, the Company adopted the 2005 Long Term Incentive and Share Award Plan (the “2005 Plan”). The 2005 Plan is intended to provide for competitive compensation opportunities, to encourage long-term service, to recognize individual contributions and reward achievement of performance goals and to promote the creation of long-term value for shareholders by aligning the interests of such persons with those of shareholders. The 2005 Plan will provide for the grant to eligible employees and directors stock options, stock appreciation rights, restricted shares, restricted share units payable in common shares or cash, share awards in lieu of cash awards, dividend equivalents and other share-based awards (the “Awards”). The 2005 Plan also will provide the Company’s non-employee directors with the opportunity to receive the annual retainer fee for Board service in common shares. A maximum of up to 2,000,000 common shares was reserved for issuance under the 2005 Plan, subject to anti-dilution adjustments in the event of certain changes in the Company’s capital structure. At December 31, 2005, approximately 1,992,000 shares are available for grant under the 2005 Plan.

In June 2002, following shareholder approval, the Company adopted the 2002 Long Term Incentive and Share Award Plan (the “2002 Plan”). An aggregate of 3,165,830 Common Shares has been reserved for issuance under the 2002 Plan. The 2002 Plan provides for the grant to eligible employees and directors of stock options, stock appreciation rights, restricted shares, restricted share units payable in Common Shares or cash, share awards in lieu of cash awards, dividend equivalents and other share-based awards. The 2002 Plan provides the Company’s non-employee directors with the opportunity to receive their annual retainer fee for service as a director in Common Shares. As of December 31, 2005, approximately 557,000 shares are available for grant under the 2002 Plan.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Options

The Company generally issues stock options to officers, with exercise prices equal to the fair market values of the Company’s Common Shares on the grant dates. For the years ended December 31, 2003, 2004 and through September 2005, options generally vest over a two year period as follows: one-third on the grant date and one-third each year thereafter. In September 2005, the Company’s Board of Directors approved extending the vesting period for future awards to vest over a three year period as follows: one-third on the anniversary of the grant date and one-third each year thereafter.

Information relating to the Company’s stock options is set forth below. Refer to Note 2(m) for details related to the required pro forma information of the estimated weighted average fair value of options granted during the years ended December 31, 2005, 2004 and 2003.

	Years Ended December 31,
	2005		2004		2003
Number of options
Outstanding, beginning of year	6,172,199		5,587,479		5,599,411
Granted	306,000	(1)	939,000	(2)	307,800	(3)
Canceled	(10,167)		(7,998)		(23,665)
Exercised	(830,924)		(346,282)		(296,067)
Outstanding, end of year	5,637,108		6,172,199		5,587,479
Exercisable, end of year	5,103,255		5,463,321		4,822,714
Weighted Average exercise price
Granted	$49.74	(1)	$38.44	(2)	$33.52	(3)
Canceled	$36.62		$27.88		$28.76
Exercised	$24.34		$23.68		$19.66
Outstanding, end of year	$26.30		$24.89		$22.54
Exercisable, end of year	$24.40		$23.20		$21.73

(1)          Includes 306,000 stock options granted with an exercise price equal to the market price of the Common Shares on the date of grant, with a weighted average exercise price and weighted average valuation of $49.74 and $15.08, respectively.

(2)          Includes 20,000 stock options granted with an exercise price below the market price of the Common Shares on the date of grant, with a weighted average exercise price and a weighted average valuation of $33.03 and $16.80, respectively, 390,000 options granted with an exercise price equal to the market price of the Common Shares on the date of grant, with a weighted average exercise price and weighted average valuation of $37.96 and $10.09, respectively, and 529,000 options granted with an exercise price above the market price of the Common Shares on the date of grant, with a weighted average exercise price and a weighted average valuation of $39.00 and $10.32, respectively.

(3)          Includes 17,000 stock options granted with an exercise price below the market price of the Common Shares on the date of grant, with a weighted average exercise price and a weighted average valuation of $31.41 and $11.99, respectively, 290,500 options granted with an exercise price equal to the market price of the Common Shares on the date of grant, with a weighted average exercise price and weighted average valuation of $33.66 and $10.38, respectively, and 300 options granted with an exercise price above the market price of the Common Shares on the date of grant, with a weighted average exercise price and a weighted average valuation of $35.54 and $10.76, respectively.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes information about the Company’s stock options for options outstanding as of December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$12.66–$17.63	312,315	3.02	$16.35	312,313	$16.35
$19.63–$20.00	2,279,783	5.72	20.00	2,279,783	20.00
$20.13–$23.50	778,546	3.93	23.06	778,548	23.06
$23.80–$27.31	565,816	6.23	25.89	565,816	25.89
$27.40–$37.72	821,982	7.52	33.27	718,687	32.64
$38.10–$40.10	572,666	8.60	39.03	393,343	39.02
$40.31–$50.17	150,000	9.40	44.49	54,765	44.18
$53.27–$53.27	10,000	9.97	53.27	—	—
$54.10–$54.10	1,000	9.95	54.10	—	—
$55.04–$55.04	145,000	9.87	55.04	—	—
$12.66–$55.04	5,637,108	6.14	$26.30	5,103,255	$24.40

14.   Retirement Plans

For purposes of providing employees with retirement benefits, the Company maintains defined contribution retirement plans. Contributions are based on the participants’ eligible compensation. For the years ended December 31, 2005, 2004 and 2003, the Company expensed approximately $11.3 million, $8.3 million and $5.9 million, respectively, related to these retirement plans.

15.   Statutory Information

Bermuda

Under The Insurance Act 1978, as Amended, and Related Regulations of Bermuda (the “Insurance Act”), Arch Re Bermuda, the Company’s Bermuda reinsurance and insurance subsidiary, is required to prepare statutory financial statements and file a statutory financial return in Bermuda. The Insurance Act also requires Arch Re Bermuda to maintain certain measures of solvency and liquidity during the year. Declarations of dividends from retained earnings and distributions from additional paid-in-capital are subject to these solvency and liquidity requirements being met. At December 31, 2005, 2004 and 2003, such requirements were met.

Statutory capital and surplus for Arch Re Bermuda, including investments in U.S. insurance and reinsurance subsidiaries, was $2.19 billion and $1.93 billion at December 31, 2005 and 2004, respectively. Arch Re Bermuda recorded statutory net income of $271.4 million, $323.5 million and $167.0 million for the years ended December 31, 2005, 2004 and 2003, respectively. The primary difference between net income and capital and surplus presented under Bermuda statutory accounting principles and net income and shareholder’s equity presented in accordance with U.S. GAAP relates to deferred acquisition costs.

Under the Insurance Act, Arch Re Bermuda is registered as a Class 4 insurer and reinsurer, and is restricted with respect to the payment of dividends. Arch Re Bermuda is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files, at least seven days before payment of such dividends, with the Bermuda Monetary Authority an affidavit stating that it will continue to meet the

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

required margins. In addition, Arch Re Bermuda is prohibited, without prior approval of the Bermuda Monetary Authority, from reducing by 15% or more its total statutory capital, as set out in its previous year’s statutory financial statements. Based on total statutory capital of $1.66 billion at December 31, 2005, Arch Re Bermuda can pay approximately $249 million to ACGL during 2006 without prior approval under Bermuda law, as discussed above.

United States

The Company’s U.S. insurance and reinsurance subsidiaries file financial statements prepared in accordance with statutory accounting practices prescribed or permitted by insurance regulators. Statutory net income and statutory surplus, as reported to the insurance regulatory authorities, differ in certain respects from the amounts prepared in accordance with GAAP. The main differences between statutory net income and GAAP net income relate to deferred acquisition costs and deferred income taxes. In addition to deferred acquisition costs and deferred income tax assets, other differences between statutory surplus and GAAP shareholder’s equity are unrealized appreciation or decline in value of investments and non-admitted assets.

Combined statutory surplus of the Company’s U.S. insurance and reinsurance subsidiaries was $636.4 million, $479.4 million and $409.2 million at December 31, 2005 and 2004, respectively. The Company’s U.S. insurance and reinsurance subsidiaries had combined statutory net income of $54.5 million, $40.7 million and $34.5 million for the years ended December 31, 2005, 2004 and 2003, respectively.

The Company’s U.S. insurance and reinsurance subsidiaries are subject to insurance laws and regulations in the jurisdictions in which they operate. The ability of the Company’s regulated insurance subsidiaries to pay dividends or make distributions is dependent on their ability to meet applicable regulatory standards. These regulations include restrictions that limit the amount of dividends or other distributions, such as loans or cash advances, available to shareholders without prior approval of the insurance regulatory authorities. Dividends or distributions, if any, made by the Company’s U.S. regulated insurance and reinsurance subsidiaries to non-insurance affiliates would result in an increase in available capital at Arch-U.S., the Company’s U.S. holding company, which is owned by Arch Re Bermuda. The Company’s U.S. insurance and reinsurance subsidiaries can pay $80.3 million in dividends or distributions during 2006 without prior regulatory approval. Such dividends or distributions may be subject to applicable withholding or other taxes.

United Kingdom

The Company’s U.K. subsidiary, Arch-Europe, was licensed and authorized by the Financial Services Authority (“FSA”) to underwrite all classes of general insurance in the U.K. in May 2004. Arch-Europe must file annual audited financial statements in accordance with United Kingdom Generally Accepted Accounting Principles (“U.K. GAAP”) with Companies House under the Companies Act 1985 (as amended). In addition, Arch Europe is required to file regulatory returns with the FSA, which regulates insurance and reinsurance companies operating from the U.K. The financial statements required to be submitted to Companies House form the basis for the regulatory return required to be submitted to the FSA. The FSA’s capital adequacy and solvency regulations require a margin of capital to be maintained, which is termed the Expected Capital Requirement (“ECR”), and is based upon the risk exposures of the classes of business that have been written. The valuation of investments and certain other assets and liabilities under the FSA rules may differ from U.K. GAAP.

Under U.K. law, all U.K. companies are restricted from declaring a dividend to their shareholders unless they have “profits available for distribution.” The calculation as to whether a company has sufficient

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

profits is based on its accumulated realized profits minus its accumulated realized losses. U.K. insurance regulatory laws do not prohibit the payment of dividends, but the FSA requires that insurance companies maintain certain solvency margins and may restrict the payment of a dividend by Arch-Europe. Arch-Europe can pay approximately £3.8 million, or $6.5 million, in dividends to ACGL during 2006 without prior notice and approval by the FSA. Shareholder’s equity of Arch-Europe under U.K. GAAP at December 31, 2005 was £52.9 million, or approximately $90.8 million, compared to £49.4 million, or approximately $94.8 million, at December 31, 2004. Arch-Europe had U.K. GAAP net income of £4.3 million, or approximately $7.6 million, for the year ended December 31, 2005, compared to a net loss of £0.6 million, or approximately $1.1 million, for the year ended December 31, 2004.

16.   Legal Proceedings

The Company, in common with the insurance industry in general, is subject to litigation and arbitration in the normal course of its business. As of December 31, 2005, the Company was not a party to any material litigation or arbitration other than as a part of the ordinary course of business in relation to claims activity, none of which is expected by management to have a significant adverse effect on the Company’s results of operations and financial condition and liquidity.

In 2003, the former owners of American Independent Insurance Holding Company (“American Independent”) commenced an action against ACGL, American Independent and certain of American Independent’s directors and officers and others seeking unspecified damages relating to the reorganization agreement pursuant to which the Company acquired American Independent in 2001. The reorganization agreement provided that, as part of the consideration for the stock of American Independent, the former owners would have the right to receive a limited, contingent payment from the proceeds, if any, from certain pre-existing lawsuits that American Independent had brought as plaintiff prior to its acquisition by the Company. The former owners alleged, among other things, that the defendants entered into the agreement without intending to honor their commitments under the agreement and are liable for securities and common law fraud and breach of contract. In December 2004, the Company sold American Independent, PSIC and affiliated entities, which conducted its nonstandard automobile insurance operations, to a third party. Under the terms of the sale agreement, ACGL and certain of its affiliates retained the liabilities (if any) relating to the foregoing matters. ACGL and the other defendants filed a motion to dismiss all claims. That motion was granted on March 23, 2005, and the plaintiffs were allowed until April 15, 2005 to amend their complaint. Although they did attempt to amend the complaint, they did not timely and properly do so, and, on April 26, 2005, judgment was entered dismissing the action with prejudice. The plaintiffs thereafter moved to vacate the judgment and to allow retroactively the filing of their second amended complaint; that motion was granted. The plaintiffs were allowed until October 28, 2005 to file their new pleading and they did so on such date. ACGL and the other defendants again moved to dismiss the complaint, and that motion is now pending before the court. Although no assurances can be made as to the resolution of the motion or of the plaintiffs’ claims, management does not believe that any of the claims are meritorious.

17.   Subsequent Event

On February 1, 2006, the Company issued in a public offering $200.0 million of its 8.00% series A non-cumulative preferred shares with a liquidation preference of $25.00 per share and received net proceeds of approximately $193 million. The net proceeds of the offering will be used primarily to support the underwriting activities of the Company’s insurance and reinsurance subsidiaries. The Company has the right to redeem all or a portion of the preferred shares at a redemption price of $25.00 per share on or after February 1, 2011.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.   Comprehensive Income

Following are the related tax effects allocated to each component of other comprehensive income (loss):

	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
	(U.S. dollars in thousands)
Year Ended December 31, 2005
Unrealized appreciation (decline) on investments:
Unrealized holding losses arising during year	($111,053)	($5,416)	($105,637)
Less reclassification of net realized losses included in net income	(55,754)	(2,388)	(53,366)
Foreign currency translation adjustments	(761)	226	(987)
Other comprehensive income (loss)	($56,060)	($2,802)	($53,258)
Year Ended December 31, 2004
Unrealized appreciation (decline) on investments:
Unrealized holding gains arising during year	$30,124	($319)	$30,443
Less reclassification of net realized gains included in net income	26,987	2,623	24,364
Foreign currency translation adjustments	4,034	36	3,998
Other comprehensive income (loss)	$7,171	($2,906)	$10,077
Year Ended December 31, 2003
Unrealized appreciation (decline) on investments:
Unrealized holding gains arising during year	$18,411	$1,077	$17,334
Less reclassification of net realized gains included in net income	25,078	2,245	22,833
Other comprehensive income (loss)	($6,667)	($1,168)	($5,499)

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19.   Unaudited Quarterly Financial Information

Following is a summary of quarterly financial data:

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(U.S. dollars in thousands, except share data)
2005 Income Statement Data:
Net premiums written	$827,939	$787,304	$723,728	$799,801
Net premiums earned	$792,981	$747,775	$739,892	$697,068
Fee income	991	2,239	1,025	6,112
Net investment income	70,056	59,270	53,660	49,916
Net realized gains (losses)	(45,731)	(10,291)	2,105	461
Losses and loss adjustment expenses	(460,271)	(672,224)	(443,918)	(425,536)
Acquisition expenses	(162,446)	(142,803)	(148,538)	(126,133)
Other operating expenses	(77,454)	(71,960)	(74,232)	(73,401)
Interest expense	(5,607)	(5,632)	(5,629)	(5,636)
Net foreign exchange gains	1,411	7,334	10,198	3,237
Non-cash compensation	(686)	(641)	(753)	(774)
Income tax (expense) benefit	(12,351)	642	(7,818)	(9,422)
Net income (loss)	$100,893	($86,291)	$125,992	$115,892
Net Income (Loss) Per Share Data
Basic	$2.68	($2.48)	$3.65	$3.37
Diluted(1)	$1.34	($2.48)	$1.69	$1.57
2004 Income Statement Data:
Net premiums written	$675,569	$743,229	$677,646	$883,588
Net premiums earned	$749,249	$735,408	$723,399	$707,826
Fee income	5,271	5,853	4,304	3,994
Net investment income	45,569	40,752	32,811	24,573
Net realized gains (losses)	10,154	13,503	(2,321)	8,901
Other income (loss)	(1,948)	95	(4,385)	1,042
Losses and loss adjustment expenses	(448,494)	(561,602)	(436,895)	(429,614)
Acquisition expenses	(136,692)	(137,480)	(136,889)	(152,856)
Other operating expenses	(80,284)	(70,331)	(69,155)	(56,093)
Interest expense	(5,620)	(6,334)	(4,642)	(1,374)
Net foreign exchange gains (losses)	(15,835)	(1,787)	5,503	(5,319)
Non-cash compensation	(1,406)	(2,330)	(2,756)	(2,638)
Income tax (expense) benefit	(12,831)	2,282	(4,692)	(10,987)
Net income	$107,133	$18,029	$104,282	$87,455
Net Income Per Share Data
Basic	$3.16	$0.55	$3.26	$3.21
Diluted	$1.45	$0.25	$1.42	$1.26

(1)          2005 third quarter diluted per share amounts were computed using basic average shares outstanding because including dilutive securities would have decreased the loss per share and would therefore have been anti-dilutive.

SCHEDULE I

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES

	December 31, 2005
	Amortized Cost	Fair Value	Amount at Which Shown in the Balance Sheet
	(U.S. dollars in thousands)
Fixed maturities and fixed maturities pledged under securities lending agreements(1):
U.S. government and government agencies	$2,098,715	$2,106,866	$2,106,866
Corporate bonds	1,603,241	1,595,559	1,595,559
Municipal bonds	622,789	623,822	623,822
Asset backed securities	594,555	591,401	591,401
Commercial mortgage backed securities	474,984	469,984	469,984
Non-U.S. government securities	396,055	379,328	379,328
Mortgage backed securities	377,716	376,793	376,793
Total	6,168,055	6,143,753	6,143,753
Other investments	59,839	70,233	70,233
Short-term investments(1)	680,630	682,987	682,987
Total investments	$6,908,524	$6,896,973	$6,896,973

(1)          In securities lending transactions, the Company receives collateral in excess of the market value of the fixed maturities and short-term investments pledged under securities lending agreements. For purposes of this table, the Company has excluded the $893.4 million of collateral received which is reflected as “short-term investment of funds received under securities lending agreements, at fair value” and included the $863.9 million of “fixed maturities and short-term investments pledged under securities lending agreements, at fair value.” Of such amount, $1.1 million related to short-term investments and $862.8 million related to fixed maturities.

SCHEDULE II

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Balance Sheet
(Parent Company Only)

	December 31,
	2005	2004
	(U.S. dollars in thousands)
Assets
Investment in wholly owned subsidiaries	$2,755,939	$2,520,428
Fixed maturities available for sale, at fair value (amortized cost: 2004, $2,970)	—	2,969
Short-term investments available for sale, at fair value	12,713	3,046
Short-term investment of funds received under securities lending agreements, at fair value (amortized cost: 2005, $691)	691	—
Cash	7,575	116
Fixed maturities and short-term investments pledged under securities lending agreements, at fair value	672	—
Other assets	11,665	22,370
Total Assets	$2,789,255	$2,548,929
Liabilities
Senior notes	$300,000	$300,000
Securities lending collateral	691	—
Accounts payable and other liabilities	8,037	7,023
Total Liabilities	308,728	307,023
Shareholders’ Equity
Preference shares ($0.01 par value, 50,000,000 shares authorized, issued: 2004, 37,348,150)	—	373
Common shares ($0.01 par value, 200,000,000 shares authorized, issued: 2005, 73,334,870; 2004, 34,902,923)	733	349
Additional paid-in capital	1,595,440	1,560,291
Deferred compensation under share award plan	(9,646)	(9,879)
Retained earnings	901,348	644,862
Accumulated other comprehensive income (loss), net of deferred income tax	(7,348)	45,910
Total Shareholders’ Equity	2,480,527	2,241,906
Total Liabilities and Shareholders’ Equity	$2,789,255	$2,548,929

SCHEDULE II

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

Statement of Income
(Parent Company Only)

	Years Ended December 31,
	2005	2004	2003
	(U.S. dollars in thousands)
Revenues
Net investment income	$220	$1,533	$171
Net realized gains (losses)	(41)	1,562	(54)
Total revenues	179	3,095	117
Expenses
Operating expenses	24,472	16,502	14,712
Interest expense	22,504	17,970	1,410
Non-cash compensation	1,674	4,506	7,276
Total expenses	48,650	38,978	23,398
Loss before income taxes	(48,471)	(35,883)	(23,281)
Income tax benefit	—	—	—
Loss before equity in net income of wholly owned subsidiaries and other income (loss)	(48,471)	(35,883)	(23,281)
Equity in net income of wholly owned subsidiaries	304,957	352,782	303,213
Other income (loss)	—	—	659
Net Income	$256,486	$316,899	$280,591

SCHEDULE II

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

Statement of Income
(Parent Company Only)

	Years Ended December 31,
	2005	2004	2003
	(U.S. dollars in thousands)
Operating Activities
Net income	$256,486	$316,899	$280,591
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Equity in net income of wholly owned subsidiaries	(304,957)	(352,782)	(303,213)
Net realized (gains) losses	41	(1,562)	54
Non-cash compensation	3,152	5,634	7,276
Net change in other assets and liabilities	17,689	9,877	6,179
Net Cash Used For Operating Activities	(27,589)	(21,934)	(9,113)
Investing Activities:
Purchases of fixed maturities	(55)	(195,000)	(22,749)
Sales of fixed maturities	2,303	199,148	22,008
Sales of equity securities	—	—	6,804
Net change in short-term investments	(9,499)	1,110	(2,248)
Investment of securities lending collateral	(691)	—	—
Capital contributed to subsidiaries	—	(277,256)	(200,012)
Purchase of furniture, equipment and other	—	(125)	(98)
Net Cash Used For Investing Activities	(7,942)	(272,123)	(196,295)
Financing Activities:
Proceeds from common shares issued	21,696	187,531	6,090
Proceeds from issuance of senior notes	—	296,442	—
Proceeds from (repayment of) revolving credit agreement borrowings	—	(200,000)	200,000
Dividends received from subsidiary	22,050	11,025
Securities lending collateral received	691	—	—
Repurchase of common shares	(1,447)	(1,682)	(906)
Net Cash Provided By Financing Activities	42,990	293,316	205,184
Increase (decrease) in cash	7,459	(741)	(224)
Cash beginning of year	116	857	1,081
Cash end of year	$7,575	$116	$857

SCHEDULE III

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION

	Deferred Acquisition Costs, Net	Reserves for Losses and Loss Adjustment Expenses, Net	Unearned Premiums, Net	Net Premiums Earned	Net Investment Income(1)	Net Losses and Loss Adjustment Expenses Incurred	Amortization of Deferred Acquisition Costs	Other Operating Expenses(2)	Net Premiums Written
(U.S. dollars in thousands)
December 31, 2005

Reinsurance	$374,305	$2,228,684	$735,476	$1,585,602	NM	$1,051,953	$442,116	$52,100	$1,657,472
Insurance	(56,948)	1,834,374	641,780	1,392,114	NM	949,996	137,804	220,846	1,481,300
Total	$317,357	$4,063,058	$1,377,256	$2,977,716	NM	$2,001,949	579,920	272,946	$3,138,772
December 31, 2004
Reinsurance	$182,578	$1,628,814	$664,469	$1,573,323	NM	$998,844	$408,692	$46,058	$1,588,048
Insurance	95,606	1,246,338	555,326	1,342,559	NM	877,761	155,225	212,631	1,391,984
Total	$278,184	$2,875,152	$1,219,795	$2,915,882	NM	$1,876,605	$563,917	$258,689	$2,980,032
December 31, 2003
Reinsurance	$173,702	$982,158	$650,889	$1,329,673	NM	$839,417	$314,193	$33,739	$1,566,819
Insurance	101,994	560,358	516,048	882,926	NM	574,134	109,815	133,968	1,171,596
Total	$275,696	$1,542,516	$1,166,937	$2,212,599	NM	$1,413,551	$424,008	$167,707	$2,738,415

(1)          The Company does not manage its assets by segment and, accordingly, net investment income is not allocated to each underwriting segment. See Note 3.

(2)          Certain other operating expenses relate to the Company’s corporate and other segment (non-underwriting). Such amounts are not reflected in the table above. See Note 3.

SCHEDULE IV

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
REINSURANCE

	Gross Amount	Ceded to Other Companies(1)	Assumed From Other Companies(1)	Net Amount	Percentage of Amount Assumed to Net
	(U.S. dollars in thousands)
Year Ended December 31, 2005
Premiums Written:
Reinsurance	$(95)	$(93,367)	$1,750,934	$1,657,472	105.6%
Insurance	$2,268,418	(844,332)	57,214	1,481,300	3.9%
Total	$2,268,323	$(876,045)	$1,746,494	$3,138,772	55.6%
Year Ended December 31, 2004
Premiums Written:
Reinsurance	$1,877	$(69,472)	$1,655,643	$1,588,048	104.3%
Insurance	2,045,622	(754,204)	100,566	1,391,984	7.2%
Total	$2,047,499	$(687,959)	$1,620,492	$2,980,032	54.4%
Year Ended December 31, 2003
Premiums Written:
Reinsurance	$1,630	$(57,884)	$1,623,073	$1,566,819	103.6%
Insurance	1,608,191	(595,391)	158,796	1,171,596	13.6%
Total	$1,609,821	$(487,586)	$1,616,180	$2,738,415	59.0%

(1)          Certain amounts included in the gross premiums written of each segment are related to intersegment transactions and are included in the gross premiums written of each segment. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total. For the years ended December 31, 2005, 2004 and 2003, the reinsurance segment results include $58.4 million, $128.2 million and $162.8 million, respectively, of gross premiums written and assumed through intersegment transactions. For the years ended December 31, 2005, 2004 and 2003, the insurance segment results include $3.2 million, $7.5 million and $2.9 million, respectively, of gross premiums written and assumed through intersegment transactions. See Note 3.

SCHEDULE VI

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
SUPPLEMENTARY INFORMATION FOR PROPERTY AND CASUALTY INSURANCE
UNDERWRITERS

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H		Column I	Column J	Column K
	Deferred	Reserves for Losses and Loss	Discount, if any,				Net Losses and Loss Adjustment Expenses		Amortization	Net Paid Losses and
Affiliation	Acquisition	Adjustment	deducted	Unearned	Net	Net	Incurred Related to		of Deferred	Loss	Net
with	Costs,	Expenses,	in	Premiums,	Premiums	Investment	(1) Current	(2) Prior	Acquisition	Adjustment	Premiums
Registrant	Net	Net	Column C	Net	Earned	Income(1)	Year	Years	Costs	Expenses	Written
(U.S. dollars in thousands)
Reinsurance

2005	$374,305	$2,228,684	—	$735,476	$1,585,602	NM	$1,143,199	($91,246)	$442,116	$439,994	$1,657,472
2004	182,578	1,628,814	—	664,469	1,573,323	NM	1,084,166	(85,322)	408,692	347,817	1,588,048
2003	173,702	982,158	—	650,889	1,329,673	NM	882,145	(42,728)	314,193	158,498	1,566,819
Insurance
2005	($56,948)	$1,834,374	—	$641,780	$1,392,114	NM	$977,763	($27,767)	$137,804	$318,195	$1,481,300
2004	95,606	1,246,338	—	555,326	1,342,559	NM	891,146	(13,385)	155,225	214,138	1,391,984
2003	101,994	560,358	—	516,048	882,926	NM	572,388	1,746	109,815	111,361	1,171,596

(1)             The Company does not manage its assets by segment and, accordingly, net investment income is not allocated to each underwriting segment. See Note 3.