Form 10-Q
period 2006-03-31
ARCH CAPITAL GROUP LTD.
filed 2006-05-08
CIK 947484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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

Yes   ☒   No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer   ☒         Accelerated Filer   ☐         Non-Accelerated Filer   ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common shares as of the latest practicable date.

Class	Outstanding at May 1, 2006
Common Shares, $0.01 par value	73,880,077

ARCH CAPITAL GROUP LTD.

INDEX

PART I. Financial Information

Item 1 — Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets March 31, 2006 and December 31, 2005

Consolidated Statements of Income For the three month periods ended March 31, 2006 and 2005

Consolidated Statements of Changes in Shareholders’ Equity For the three month periods ended March 31, 2006 and 2005

Consolidated Statements of Comprehensive Income For the three month periods ended March 31, 2006 and 2005

Consolidated Statements of Cash Flows For the three month periods ended March 31, 2006 and 2005

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

Item 5 — Other Information

Item 6 — Exhibits

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Arch Capital Group Ltd.:

We have reviewed the accompanying consolidated balance sheet of Arch Capital Group Ltd. and its subsidiaries (the “Company”) as of March 31, 2006, the related consolidated statements of income, changes in shareholders’ equity, comprehensive income and cash flows for the three-month periods ended March 31, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2005, and the related consolidated statements of income, changes in shareholders’ equity, comprehensive income, and cash flows for the year then ended, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005; and in our report dated March 7, 2006, we expressed unqualified opinions thereon. The consolidated financial statements and management’s assessment of the effectiveness of internal control over financial reporting referred to above are not presented herein. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2005, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
New York, New York
May 8, 2006

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share data)

	(Unaudited)
	March 31,	December 31,
	2006	2005
Assets
Investments:
Fixed maturities available for sale, at fair value (amortized cost: 2006, $5,488,075; 2005, $5,310,712)	$5,414,156	$5,280,987
Short-term investments available for sale, at fair value (amortized cost: 2006, $1,052,669; 2005, $679,530)	1,052,753	681,887
Short-term investment of funds received under securities lending agreements, at fair value	882,950	893,379
Other investments, at fair value (cost: 2006, $89,100; 2005, $59,839)	102,351	70,233
Total investments	7,452,210	6,926,486

Cash	247,906	222,477
Accrued investment income	59,936	62,196
Fixed maturities and short-term investments pledged under securities lending agreements, at fair value	858,283	863,866
Premiums receivable	872,975	672,902
Funds held by reinsureds	131,968	167,739
Unpaid losses and loss adjustment expenses recoverable	1,441,412	1,389,768
Paid losses and loss adjustment expenses recoverable	63,803	80,948
Prepaid reinsurance premiums	376,815	322,435
Deferred income tax assets, net	83,595	71,139
Deferred acquisition costs, net	327,491	317,357
Other assets	444,746	391,123
Total Assets	$12,361,140	$11,488,436

Liabilities
Reserve for losses and loss adjustment expenses	$5,760,939	$5,452,826
Unearned premiums	1,867,250	1,699,691
Reinsurance balances payable	226,892	150,451
Senior notes	300,000	300,000
Deposit accounting liabilities	49,646	43,104
Securities lending collateral	882,950	893,379
Payable for securities purchased	35,690	12,020
Other liabilities	488,219	456,438
Total Liabilities	9,611,586	9,007,909

Commitments and Contingencies

Shareholders’ Equity
Series A non-cumulative preferred shares ($0.01 par value, 50,000,000 shares authorized, issued: 2006, 8,000,000)	80	—
Common shares ($0.01 par value, 200,000,000 shares authorized, issued: 2006, 73,827,467; 2005, 73,334,870)	738	733
Additional paid-in capital	1,794,410	1,595,440
Deferred compensation under share award plan	—	(9,646)
Retained earnings	1,030,971	901,348
Accumulated other comprehensive income (loss), net of deferred income tax	(76,645)	(7,348)
Total Shareholders’ Equity	2,749,554	2,480,527
Total Liabilities and Shareholders’ Equity	$12,361,140	$11,488,436

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(U.S. dollars in thousands, except share data)

	(Unaudited)
	Three Months Ended
	March 31,
	2006	2005
Revenues
Net premiums written	$873,719	$799,801
Increase in unearned premiums	(112,118)	(102,733)
Net premiums earned	761,601	697,068
Net investment income	80,326	49,916
Net realized gains (losses)	(3,383)	461
Fee income	1,805	6,112
Total revenues	840,349	753,557

Expenses
Losses and loss adjustment expenses	468,178	425,536
Acquisition expenses	129,672	126,133
Other operating expenses	82,977	74,175
Interest expense	5,555	5,636
Net foreign exchange (gains) losses	10,253	(3,237)
Total expenses	696,635	628,243

Income before income taxes	143,714	125,314

Income tax expense	11,424	9,422

Net income	132,290	115,892

Preferred dividends	2,667	—

Net income available to common shareholders	$129,623	$115,892

Net income per common share
Basic	$1.78	$3.37
Diluted	$1.71	$1.57

Weighted average common shares and common share equivalents outstanding
Basic (1)	72,899,249	34,364,818
Diluted (1)	75,855,309	74,013,546

(1)

For the 2005 period, basic weighted average common shares and common share equivalents outstanding excluded 37,331,402 series A convertible preference shares. Such shares were included in the diluted weighted average common shares and common share equivalents outstanding. During the 2005 fourth quarter, all remaining series A convertible preference shares were converted into an equal number of common shares.

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(U.S. dollars in thousands)

	(Unaudited)
	Three Months Ended
	March 31,
	2006	2005
Series A Convertible Preference Shares
Balance at beginning of year	$—	$373
Converted to common shares	—	(0)
Balance at end of period	—	373

Series A Non-Cumulative Preferred Shares
Balance at beginning of year	—	—
Preferred shares issued	80	—
Balance at end of period	80	—

Common Shares
Balance at beginning of year	733	349
Common shares issued, net	5	2
Balance at end of period	738	351

Additional Paid-in Capital
Balance at beginning of year	1,595,440	1,560,291
Cumulative effect of change in accounting for unearned stock grant compensation	(9,646)	—
Series A non-cumulative preferred shares issued	193,378	—
Common shares issued	160	1,127
Exercise of stock options	12,152	3,710
Common shares retired	(647)	(838)
Amortization of share-based compensation	3,299	—
Other	274	198
Balance at end of period	1,794,410	1,564,488

Deferred Compensation Under Share Award Plan
Balance at beginning of year	(9,646)	(9,879)
Cumulative effect of change in accounting for unearned stock grant compensation	9,646	—
Restricted common shares issued	—	—
Deferred compensation expense recognized	—	1,985
Balance at end of period	—	(7,894)

Retained Earnings
Balance at beginning of year	901,348	644,862
Dividends declared on preferred shares	(2,667)	—
Net income	132,290	115,892
Balance at end of period	1,030,971	760,754

Accumulated Other Comprehensive Income (Loss)
Balance at beginning of year	(7,348)	45,910
Change in unrealized appreciation (decline) in value of investments, net of deferred income tax	(67,032)	(74,772)
Foreign currency translation adjustments, net of deferred income tax	(2,265)	(346)
Balance at end of period	(76,645)	(29,208)
Total Shareholders’ Equity	$2,749,554	$2,288,864

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(U.S. dollars in thousands)

	(Unaudited)
	Three Months Ended
	March 31,
	2006	2005
Comprehensive Income
Net income	$132,290	$115,892
Other comprehensive income (loss), net of deferred income tax
Unrealized decline in value of investments:
Unrealized holding losses arising during period	(67,987)	(75,341)
Reclassification of net realized losses, net of income taxes, included in net income	955	569
Foreign currency translation adjustments	(2,265)	(346)
Other comprehensive loss	(69,297)	(75,118)
Comprehensive Income	$62,993	$40,774

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	(Unaudited)
	Three Months Ended
	March 31,
	2006	2005
Operating Activities
Net income	$132,290	$115,892
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized losses	783	426
Share-based compensation	3,299	2,095
Changes in:
Reserve for losses and loss adjustment expenses, net of unpaid losses and loss adjustment expenses recoverable	256,469	250,323
Unearned premiums, net of prepaid reinsurance premiums	113,179	103,071
Premiums receivable	(200,073)	(122,096)
Deferred acquisition costs, net	(10,134)	(19,429)
Funds held by reinsureds	35,771	19,927
Reinsurance balances payable	76,441	(20,032)
Paid losses and loss adjustment expenses recoverable	17,145	(2,861)
Deferred income tax assets, net	(7,352)	3,646
Deposit accounting liabilities	6,542	4,180
Other liabilities	22,460	7,155
Other items, net	(23,642)	(14,457)
Net Cash Provided By Operating Activities	423,178	327,840

Investing Activities
Purchases of fixed maturity investments	(4,330,266)	(938,227)
Proceeds from sales of fixed maturity investments	4,121,591	548,030
Proceeds from redemptions and maturities of fixed maturity investments	83,394	74,943
Purchases of other investments	(32,596)	—
Proceeds from sales of other investments	5,359	1,786
Net purchases of short-term investments	(444,527)	(39,102)
Change in securities lending collateral	10,429	—
Purchases of furniture, equipment and other	(4,602)	(3,020)
Net Cash Used For Investing Activities	(591,218)	(355,590)

Financing Activities
Proceeds from common shares issued, net of repurchases	8,690	2,125
Net proceeds from preferred shares issued	193,527	—
Change in securities lending collateral	(10,429)	—
Excess tax benefits from share-based compensation	2,450	—
Net Cash Provided By Financing Activities	194,238	2,125
Effects of exchange rate changes on foreign currency cash	(769)	(704)
Increase (decrease) in cash	25,429	(26,329)
Cash beginning of year	222,477	113,052
Cash end of period	$247,906	$86,723
Income taxes paid, net	$9,591	$15,796
Interest paid	$42	$58
Declaration of preferred dividends to be paid	$2,667	—

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted; however, management believes that the disclosures are adequate to make the information presented not misleading. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, including the Company’s audited consolidated financial statements and related notes and the section entitled “Risk Factors.”

To facilitate period-to-period comparisons, certain amounts in the 2005 consolidated financial statements have been reclassified to conform to the 2006 presentation. Such reclassifications had no effect on the Company’s consolidated net income.

2.      Share-Based Compensation

Stock Options

Effective January 1, 2006, the Company adopted the fair value method of accounting for share-based compensation arrangements in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), using the modified prospective method of transition. Under the fair value method of accounting, compensation expense is estimated based on the fair value of the award at the grant date and is recognized in net income over the requisite service period. Such compensation cost is reduced by assumed forfeitures and adjusted based on actual forfeitures until vesting. Under the modified prospective approach, the fair value based method described in SFAS No. 123(R) is applied to new awards granted after January 1, 2006. Additionally, compensation expense for unvested stock options that are outstanding as of January 1, 2006 will be recognized in net income as the requisite service is rendered based on the grant date fair value of those options as previously calculated under pro forma disclosures under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” Therefore, under the modified prospective method, compensation expense is recognized beginning with the effective date of adoption of SFAS No.123(R) for all stock option awards (i) granted after the effective date of adoption and (ii) granted prior to the effective date of adoption and that remain unvested on the date of adoption.

Prior to January 1, 2006, the Company accounted for its share-based compensation related to stock option awards using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and its related interpretations permitted by SFAS No. 123, which did not require the recognition of compensation expense related to the issuance of stock options so long as the quoted market price of the Company’s stock at the date of grant was less than or equal to the amount an employee must pay to acquire the stock.

As required by the provisions of SFAS No. 123(R), the Company recorded $1.1 million of after-tax share-based compensation expense, or $0.01 per basic and diluted share, related to stock option awards for the 2006 first quarter. Such amount was net of a tax benefit of $0.2 million. The share-based compensation expense associated with stock options that have graded vesting features and vest based on service conditions only (i) granted after the effective date of adoption is calculated on a straight-line basis over the requisite service periods of the related options and (ii) granted prior to the effective date of adoption and that remain unvested as of the date of adoption is calculated on a graded-vesting basis as prescribed under FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans—an interpretation of APB Opinions No. 15 and 25,” over the remaining requisite service periods of the related options. These charges had no impact on the Company’s cash flows or total shareholders’ equity.

Under the modified prospective method of transition under SFAS No.123(R), the Company is not required to restate its prior period financial statements to reflect expensing of share-based compensation under SFAS No. 123(R). Therefore, the results for the 2006 first quarter are not comparable to the 2005 first quarter. As required by SFAS No.123(R), the Company has presented pro forma disclosures of its net income and earnings per share for the 2005 first quarter assuming the estimated fair value of the options granted prior to January 1, 2006 is amortized to expense over the requisite service period, as indicated below:

(Unaudited)
Three Months Ended
(U.S. dollars in thousands, except share data)	March 31, 2005

Net income, as reported	$115,892
Total share-based employee compensation expense under fair value method, net of income taxes	(1,077)
Pro forma net income	$114,815

Earnings per share – basic:
As reported	$3.37
Pro forma	$3.34
Earnings per share – diluted:
As reported	$1.57
Pro forma	$1.55

For purposes of disclosure in the foregoing table and for purposes of determining estimated fair value under SFAS No. 123(R), the Company has computed the estimated fair values of share-based compensation related to stock options using the Black-Scholes option valuation model and has applied the assumptions set forth in the following table. In September 2005, the Company’s board of directors approved a longer vesting period for future awards to vest over a three year period as follows: one third on the anniversary of the grant date and one-third each year thereafter. Prior to September 2005, awards generally vested over a two year period: one third on the grant date and one-third each year thereafter. The Company increased the expected life assumption for stock options granted beginning in September 2005 to six years after considering the increase in the vesting period, the ten year contractual term of the option awards, the historical share option exercise experience, peer data and guidance from the Securities and Exchange Commission as contained in Staff Accounting Bulletin No. 107 permitting the initial application of a “simplified” method, which is based on the average of the vesting term and the contractual term of the option. Previously, the Company calculated the estimated life based on the expectation that options would be exercised within five years on average after consideration of the vesting and contractual terms, historical share option exercise experience and peer data. The Company based its estimate of expected volatility for options granted in the

2005 first quarter, the Company based its volatility estimate under the same method as the 2006 first quarter, using the period from September 20, 2002 through the last day of the applicable period.

	(Unaudited)
	Three Months Ended
	March 31,
	2006	2005

Dividend yield	0.0%	0.0%
Expected volatility	21.4%	21.1%
Risk free interest rate	4.56%	4.26%
Expected option life	6.0 years	5.0 years

The Black-Scholes option pricing model requires the input of highly subjective assumptions. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models may not provide a reliable single measure of the fair value of its employee stock options. In addition, management will continue to assess the assumptions and methodologies used to calculate estimated fair value of share-based compensation. Circumstances may change and additional data may become available over time, which result in changes to these assumptions and methodologies, and which could materially impact the Company’s fair value determination.

A summary of option activity under the Company’s Long term Incentive and Share Award Plans during the 2006 first quarter is presented below:

	(Unaudited)
	Three Months Ended
	March 31, 2006
	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of year	5,637,108	$26.30
Granted	843,500	$56.25
Exercised	(393,069)	$23.75
Forfeited or expired	(14,499)	$44.95
Outstanding, end of period	6,073,040	$30.58
Exercisable, end of period	4,713,519	$24.47

The weighted average remaining contractual life of the Company’s outstanding and exercisable stock options at March 31, 2006 was 6.6 years and 5.7 years, respectively. The aggregate intrinsic value of the Company’s outstanding and exercisable stock options at March 31, 2006 was $165.0 million and $156.8 million, respectively. The Company received proceeds of approximately $9.3 million from the exercise of stock options during the 2006 first quarter.

The weighted average grant-date fair value of options during the 2006 first quarter was $18.13 per option based on the Black-Scholes option pricing model. The aggregate intrinsic value of options exercised during the 2006 first quarter was approximately $12.1 million and represents the difference between the exercise price of the option and the closing market price of the Company’s common shares on the exercise dates. As of March 31, 2006, there was approximately $18.2 million of unrecognized compensation cost related to nonvested stock options. Such cost is expected to be recognized over a weighted average period of 1.63 years.

At March 31, 2006, approximately 1,600,000 and 7,000 shares are available for grant under the 2005 and 2002 share award plans, respectively. The Company issues new shares upon exercise of stock options and when granting restricted shares. For a description of the Company’s share award plans and the number of shares authorized for awards of options or other equity instruments, refer to Note 13, “Share Capital–Long Term Incentive and Share Award Plans,” of the notes accompanying the Company’s consolidated financial statements for the year ended December 31, 2005, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Restricted Common Shares and Restricted Units

As discussed above, effective January 1, 2006, the Company adopted the fair value method of accounting for share-based compensation arrangements in accordance with SFAS No.123(R), which governs the accounting for all share-based compensation. Under the fair value method of accounting pursuant to SFAS No. 123(R), the fair value for restricted shares and units is measured by the grant-date price of the Company’s shares. No value is attributed to awards that employees forfeit because they fail to satisfy vesting conditions. As such, the number of shares granted is reduced by assumed forfeitures and adjusted based on actual forfeitures until vesting. Such expense is amortized over the requisite service period of the related awards. Restricted share and unit awards granted prior to September 2005 generally vest over a two year period: one-third on the grant date and one-third each year thereafter. Restricted share and unit awards granted subsequent to September 2005 generally vest over a three year period: one third on the first anniversary of the grant date and one-third each year thereafter.

Prior to January 1, 2006, the Company accounted for its share-based compensation related to restricted share and unit awards using the intrinsic value method of accounting in accordance with APB No. 25 and its related interpretations. Compensation expense equal to the market value of the restricted share awards at the measurement date was amortized and recorded in net income over the vesting period. The Company’s unearned compensation balance of $9.6 million as of December 31, 2005, which was accounted for under APB No. 25, was reclassified into additional paid-in capital upon adoption of SFAS No.123(R).

The Company recorded $1.7 million of share-based compensation expense, net of a tax benefit of $0.3 million, related to restricted share and unit awards for the 2006 first quarter as required by the provisions of SFAS No.123(R), compared to $1.7 million, net of a tax benefit of $0.4 million, for the 2005 first quarter. The share-based compensation expense associated with restricted share and unit awards that have graded vesting features and vest based on service conditions only (i) granted after the effective date of adoption is calculated on a straight-line basis over the requisite service periods of the related awards and (ii) granted prior to the effective date of adoption and that remain unvested as of the date of adoption is calculated on a graded-vesting basis over the remaining requisite service periods of the related awards. These charges had no impact on the Company’s cash flows or total shareholders’ equity.

A summary of restricted share activity under the Company’s Long Term Incentive and Share Award Plans during the 2006 first quarter is presented below:

	(Unaudited)
	Three Months Ended
	March 31, 2006
	Nonvested Shares	Weighted Average Grant Date Fair Value
Unvested balance, beginning of year	666,504	$33.14
Granted	106,143	$56.27
Vested	(52,045)	$36.98
Forfeited	(1,476)	$46.64
Unvested balance, end of period	719,126	$36.25

As of March 31, 2006, 95,870 restricted units were outstanding with an aggregate intrinsic value of $5.5 million. The aggregate intrinsic value of 6,375 restricted units converted during the 2006 first quarter was $0.3 million. As of March 31, 2006, there were $13.7 million and $0.7 million, respectively, of unrecognized compensation costs related to unvested restricted share and unit awards granted under the Company’s Long Term Incentive and Share Award Plans. The unrecognized compensation costs related to unvested restricted share and unit awards are expected to be recognized over a weighted-average period of 1.25 years and 1.16 years, respectively. The total weighted average fair value of restricted shares that vested during the 2006 first quarter was $2.9 million, or $56.33 per share.

3.      Share Transactions

On February 1, 2006, ACGL completed a public offering of $200.0 million principal amount of 8.0% series A non-cumulative preferred shares (“Series A Preferred Shares”) with a liquidation preference of $25.00 per share and received net proceeds of $193.5 million. The net proceeds were used to support the underwriting activities of ACGL’s insurance and reinsurance subsidiaries. ACGL has the right to redeem all or a portion of the Series A Preferred Shares at a redemption price of $25.00 per share on or after February 1, 2011. Dividends on the Series A Preferred Shares are non-cumulative. Consequently, in the event dividends are not declared on the Series A Preferred Shares for any dividend period, holders of Series A Preferred Shares will not be entitled to receive a dividend for such period, and such undeclared dividend will not accrue and will not be payable. Holders of Series A Preferred Shares will be entitled to receive dividend payments only when, as and if declared by ACGL’s board of directors or a duly authorized committee of the board of directors. Any such dividends will be payable from the date of original issue on a non-cumulative basis, quarterly in arrears on the 15th day of February, May, August and November of each year, commencing on May 15, 2006. To the extent declared, these dividends will accumulate, with respect to each dividend period, in an amount per share equal to 8.0% of the liquidation preference per annum.

On February 23, 2006 and May 3, 2006, ACGL’s board of directors declared dividends with respect to the Series A Preferred Shares for the dividend period from February 1, 2006 through May 14, 2006, in an aggregate amount of $4.6 million, to be payable out of lawfully available funds for the payment of dividends under Bermuda law on May 15, 2006 to holders of record as of May 1, 2006. In addition, effective June 30, 2006 and August 14, 2006, respectively, ACGL’s board of directors declared additional partial dividends with respect to the outstanding Series A Preferred Shares for the partial dividend periods from May 15, 2006 through June 30, 2006 and July 1, 2006 through August 14, 2006, in aggregate amounts of $2.0 million and $2.0 million, respectively, in each case, to be payable out of lawfully available funds for the payment of dividends under Bermuda law on August 15, 2006 to holders of record as of August 1, 2006, unless determined otherwise by the Board or the Executive Committee of the Board on or prior to the applicable effective date.

4.      Segment Information

The Company classifies its businesses into two underwriting segments –insurance and reinsurance – and a corporate and other segment (non-underwriting). The Company’s insurance and reinsurance operating segments each have segment managers who are responsible for the overall profitability of their respective segments and who are directly accountable to the Company’s chief operating decision makers, the President and Chief Executive Officer of ACGL and the Chief Financial Officer of ACGL. The chief operating decision makers do not assess performance, measure return on equity or make resource allocation decisions on a line of business basis. The Company determined its reportable operating segments using the management approach described in SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.”

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

The insurance segment consists of the Company’s insurance underwriting subsidiaries which primarily write on both an admitted and non-admitted basis. The insurance segment consists of eight specialty product lines: casualty; construction and surety; executive assurance; healthcare; professional liability; programs; property, marine and aviation; and other (consisting of collateralized protection business).

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

The corporate and other segment (non-underwriting) includes net investment income, other fee income, net of related expenses, other expenses incurred by the Company, interest expense, net realized gains or losses, net foreign exchange gains or losses and income taxes. In addition, results for the corporate and other segment include dividends on the Company’s Series A Preferred Shares (see Note 3, “Share Transactions”).

The following tables set forth an analysis of the Company’s underwriting income by segment, together with a reconciliation of underwriting income to net income available to common shareholders:

	(Unaudited)
	Three Months Ended
	March 31, 2006
(U.S. dollars in thousands)	Insurance	Reinsurance	Total

Gross premiums written (1)	$615,484	$564,668	$1,167,814
Net premiums written	397,254	476,465	873,719

Net premiums earned	$380,254	$381,347	$761,601
Policy-related fee income	937	—	937
Other underwriting-related fee income	467	401	868
Losses and loss adjustment expenses	(248,002)	(220,176)	(468,178)
Acquisition expenses, net	(37,885)	(91,787)	(129,672)
Other operating expenses	(62,076)	(13,252)	(75,328)
Underwriting income	$33,695	$56,533	90,228

Net investment income			80,326
Net realized losses			(3,383)
Other expenses			(7,649)
Interest expense			(5,555)
Net foreign exchange losses			(10,253)
Income before income taxes			143,714
Income tax expense			(11,424)

Net income			132,290
Preferred dividends			(2,667)
Net income available to common shareholders			$129,623

Underwriting Ratios
Loss ratio	65.2%	57.7%	61.5%
Acquisition expense ratio (2)	9.7%	24.1%	16.9%
Other operating expense ratio	16.3%	3.5%	9.9%
Combined ratio	91.2%	85.3%	88.3%

(1)

Certain amounts included in the gross premiums written of each segment are related to intersegment transactions. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total. The insurance segment and reinsurance segment results include $0.8 million and $11.5 million, respectively, of gross and net premiums written and $0.9 million and $12.8 million, respectively, of net premiums earned assumed through intersegment transactions.

(2)	The acquisition expense ratio is adjusted to include policy-related fee income.

	(Unaudited)
	Three Months Ended
	March 31, 2005
(U.S. dollars in thousands)	Insurance	Reinsurance	Total

Gross premiums written (1)	$506,744	$488,795	$980,692
Net premiums written	322,108	477,693	799,801

Net premiums earned	$321,036	$376,032	$697,068
Policy-related fee income	917	—	917
Other underwriting-related fee income	572	4,623	5,195
Losses and loss adjustment expenses	(206,862)	(218,674)	(425,536)
Acquisition expenses, net	(26,681)	(99,452)	(126,133)
Other operating expenses	(57,287)	(10,916)	(68,203)
Underwriting income	$31,695	$51,613	83,308

Net investment income			49,916
Net realized gains			461
Other expenses			(5,972)
Interest expense			(5,636)
Net foreign exchange gains			3,237
Income before income taxes			125,314
Income tax expense			(9,422)

Net income			115,892
Preferred dividends			—
Net income available to common shareholders			$115,892

Underwriting Ratios
Loss ratio	64.4%	58.2%	61.0%
Acquisition expense ratio (2)	8.0%	26.4%	18.0%
Other operating expense ratio	17.8%	2.9%	9.8%
Combined ratio	90.2%	87.5%	88.8%

(1)

Certain amounts included in the gross premiums written of each segment are related to intersegment transactions. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total. The insurance segment and reinsurance segment results include $0.8 million and $14.0 million, respectively, of gross and net premiums written and $1.2 million and $16.4 million, respectively, of net premiums earned assumed through intersegment transactions.

(2)	The acquisition expense ratio is adjusted to include policy-related fee income.

Set forth below is summary information regarding net premiums written and earned by major line of business and net premiums written by client location for the insurance segment:

	(Unaudited)
	Three Months Ended
	March 31,
	2006		2005
INSURANCE SEGMENT (U.S. dollars in thousands)	Amount	% of Total	Amount	% of Total

Net premiums written (1)
Construction and surety	$80,629	20.3	$62,440	19.4
Property, marine and aviation	68,646	17.3	42,092	13.1
Professional liability	62,454	15.7	46,901	14.6
Programs	60,534	15.2	53,267	16.5
Casualty	50,750	12.8	63,799	19.8
Executive assurance	45,591	11.5	24,017	7.4
Healthcare	18,115	4.6	16,436	5.1
Other	10,535	2.6	13,156	4.1
Total	$397,254	100.0	$322,108	100.0

Net premiums earned (1)
Construction and surety	$66,703	17.5	$50,664	15.8
Property, marine and aviation	62,968	16.6	43,549	13.6
Professional liability	54,045	14.2	46,802	14.5
Programs	57,389	15.1	55,311	17.2
Casualty	62,808	16.5	69,266	21.6
Executive assurance	50,076	13.2	24,635	7.7
Healthcare	16,677	4.4	17,000	5.3
Other	9,588	2.5	13,809	4.3
Total	$380,254	100.0	$321,036	100.0

Net premiums written by client location (1)
United States	$324,465	81.7	$285,924	88.8
Europe	47,580	12.0	27,106	8.4
Other	25,209	6.3	9,078	2.8
Total	$397,254	100.0	$322,108	100.0

(1)

Insurance segment results include premiums written and earned assumed through intersegment transactions of $0.8 million and $0.9 million, respectively, for the 2006 first quarter and $0.8 million and $1.2 million, respectively, for the 2005 first quarter. Insurance segment results exclude premiums written and earned ceded through intersegment transactions of $11.5 million and $12.8 million, respectively, for the 2006 first quarter and $14.0 million and $16.4 million, respectively, for the 2005 first quarter.

The following table sets forth the reinsurance segment’s net premiums written and earned by major line of business and type of business, together with net premiums written by client location:

	(Unaudited)
	Three Months Ended
	March 31,
	2006		2005
REINSURANCE SEGMENT (U.S. dollars in thousands)	Amount	% of Total	Amount	% of Total

Net premiums written (1)
Casualty	$162,988	34.2	$210,869	44.1
Property excluding property catastrophe	106,782	22.4	88,195	18.5
Other specialty	93,264	19.6	91,029	19.1
Property catastrophe	70,336	14.7	44,563	9.3
Marine and aviation	41,352	8.7	30,029	6.3
Other	1,743	0.4	13,008	2.7
Total	$476,465	100.0	$477,693	100.0

Net premiums earned (1)
Casualty	$171,197	44.9	$213,260	56.7
Property excluding property catastrophe	79,620	20.9	57,495	15.3
Other specialty	57,919	15.2	50,754	13.5
Property catastrophe	49,106	12.8	24,761	6.6
Marine and aviation	23,650	6.2	21,991	5.8
Other	(145)	(0.0)	7,771	2.1
Total	$381,347	100.0	$376,032	100.0

Net premiums written (1)
Pro rata	$272,534	57.2	$319,647	66.9
Excess of loss	203,931	42.8	158,046	33.1
Total	$476,465	100.0	$477,693	100.0

Net premiums earned (1)
Pro rata	$295,288	77.4	$277,612	73.8
Excess of loss	86,059	22.6	98,420	26.2
Total	$381,347	100.0	$376,032	100.0

Net premiums written by client location (1)
United States	$277,315	58.2	$259,414	54.3
Europe	127,263	26.7	155,495	32.5
Bermuda	43,839	9.2	27,064	5.7
Canada	9,556	2.0	21,336	4.5
Asia and Pacific	6,389	1.4	5,570	1.2
Other	12,103	2.5	8,814	1.8
Total	$476,465	100.0	$477,693	100.0

(1)

Reinsurance segment results include premiums written and earned assumed through intersegment transactions of $11.5 million and $12.8 million, respectively, for the 2006 first quarter and $14.0 million and $16.4 million, respectively, for the 2005 first quarter. Reinsurance segment results exclude premiums written and earned ceded through intersegment transactions of $0.8 million and $0.9 million, respectively, for the 2006 first quarter and $0.8 million and $1.2 million, respectively, for the 2005 first quarter.

5.      Reinsurance

In the normal course of business, the Company’s insurance subsidiaries cede a substantial portion of their premium through pro rata, excess of loss and facultative reinsurance agreements. The Company’s reinsurance subsidiaries purchase retrocessional coverage as part of their risk management program. In addition, the Company’s reinsurance subsidiaries participate in “common account” retrocessional arrangements for certain pro rata treaties. Such arrangements reduce the effect of individual or aggregate losses to all companies participating on such treaties, including the reinsurers, such as the Company’s reinsurance subsidiaries, and the ceding company. Reinsurance recoverables are recorded as assets, predicated on the reinsurers’ ability to meet their obligations under the reinsurance agreements. If the reinsurers are unable to satisfy their obligations under the agreements, the Company’s insurance or reinsurance subsidiaries would be liable for such defaulted amounts.

The effects of reinsurance on the Company’s written and earned premiums and losses and loss adjustment expenses with unaffiliated reinsurers were as follows:

	(Unaudited)
	Three Months Ended
	March 31,
(U.S. dollars in thousands)	2006	2005

Premiums Written
Direct	$601,699	$498,325
Assumed	566,115	482,367
Ceded	(294,095)	(180,891)
Net	$873,719	$799,801

Premiums Earned
Direct	$575,418	$489,811
Assumed	419,277	391,391
Ceded	(233,094)	(184,134)
Net	$761,601	$697,068

Losses and Loss Adjustment Expenses
Direct	$382,105	$300,714
Assumed	246,609	221,362
Ceded	(160,536)	(96,540)
Net	$468,178	$425,536

The Company monitors the financial condition of its reinsurers and attempts to place coverages only with substantial, financially sound carriers. At March 31, 2006 and December 31, 2005, approximately 94.0% and 92.6%, respectively, of the Company’s reinsurance recoverables on paid and unpaid losses (not including prepaid reinsurance premiums) of $1.51 billion and $1.47 billion, respectively, were due from carriers which had an A.M. Best rating of “A-” or better. At March 31, 2006 and December 31, 2005, the largest reinsurance recoverables from any one carrier were less than 5.6% of the Company’s total shareholders’ equity.

6.      Deposit Accounting

Certain assumed reinsurance contracts are deemed, under current financial accounting standards, not to transfer insurance risk, and are accounted for using the deposit method of accounting. However, it is possible that the Company could incur financial losses on such contracts. For those contracts that contain an element of underwriting risk, the estimated profit margin is deferred and amortized over the contract period and such amount is included in the Company’s underwriting results. When the estimated profit margin is explicit, the margin is reflected as fee income and any adverse financial results on such contracts are reflected as incurred losses. For the 2006 and 2005 first quarters, the Company recorded $0.3 million and $0.1 million, respectively, of fee income on such contracts. When the estimated profit margin is implicit, the margin is reflected as an offset to paid losses and any adverse financial results on such contracts are reflected as incurred losses. For the 2006 and 2005 first quarters, the Company recorded $0.6 million and $1.7 million, respectively, as an offset to paid losses on such contracts. On a notional basis, the amount of premiums from those contracts that contain an element of underwriting risk was $6.0 million and $6.1 million, respectively, for the 2006 and 2005 first quarters.

In making any determination to account for a contract using the deposit method of accounting, the Company is required to make many estimates and judgments under the current financial accounting standards. Such standards are currently under review by the FASB.

7.      Investment Information

The following table summarizes the Company’s invested assets:

	(Unaudited)
	March 31,	December 31,
(U.S. dollars in thousands)	2006	2005

Fixed maturities available for sale, at fair value	$5,414,156	$5,280,987
Fixed maturities pledged under securities lending agreements, at fair value (1)	794,583	862,766
Total fixed maturities	6,208,739	6,143,753
Short-term investments available for sale, at fair value	1,052,753	681,887
Short-term investments pledged under securities lending agreements, at fair value (1)	63,700	1,100
Other investments, at fair value	102,351	70,233
Total invested assets (1)	$7,427,543	$6,896,973

(1) In securities lending transactions, the Company receives collateral in excess of the market value of the fixed maturities and short-term investments pledged under securities lending agreements. For purposes of this table, the Company has excluded $883.0 million and $893.4 million, respectively, of collateral received which is reflected as “short-term investment of funds received under securities lending agreements, at fair value” and included $858.3 million and $863.9 million, respectively, of “fixed maturities and short-term investments pledged under securities lending agreements, at fair value” at March 31, 2006 and December 31, 2005.

Fixed Maturities and Fixed Maturities Pledged Under Securities Lending Agreements

The following table summarizes the Company’s fixed maturities and fixed maturities pledged under securities lending agreements:

(U.S. dollars in thousands)	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost

March 31, 2006 (Unaudited):
U.S. government and government agencies	$1,922,970	$849	$(43,909)	$1,966,030
Corporate bonds	1,563,809	3,232	(21,356)	1,581,933
Asset backed securities	721,420	240	(4,836)	726,016
Municipal bonds	698,711	3,280	(8,229)	703,660
Commercial mortgage backed securities	526,752	67	(10,816)	537,501
Mortgage backed securities	428,918	6,897	(20,527)	442,548
Non-U.S. government securities	346,159	104	(2,398)	348,453
Total	$6,208,739	$14,669	$(112,071)	$6,306,141

December 31, 2005:
U.S. government and government agencies	$2,106,866	$18,152	$(10,001)	$2,098,715
Corporate bonds	1,595,559	2,663	(10,345)	1,603,241
Municipal bonds	623,822	5,039	(4,006)	622,789
Asset backed securities	591,401	194	(3,348)	594,555
Commercial mortgage backed securities	469,984	292	(5,292)	474,984
Non-U.S. government securities	379,328	3,756	(20,483)	396,055
Mortgage backed securities	376,793	653	(1,576)	377,716
Total	$6,143,753	$30,749	$(55,051)	$6,168,055

The credit quality distribution of the Company’s fixed maturities and fixed maturities pledged under securities lending agreements are shown below:

	(Unaudited)
	March 31, 2006		December 31, 2005
(U.S. dollars in thousands) Rating (1)	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total

AAA	$4,721,987	76.1	$4,692,579	76.4
AA	744,938	12.0	654,129	10.6
A	530,967	8.6	538,570	8.8
BBB	93,924	1.5	146,325	2.4
BB	21,655	0.3	24,472	0.4
B	56,686	0.9	53,178	0.9
Lower than B	6,571	0.1	7,388	0.1
Not rated	32,011	0.5	27,112	0.4
Total	$6,208,739	100.0	$6,143,753	100.0

(1) Ratings as assigned by Standard & Poor’s.

Securities Lending Agreements

The Company participates in a securities lending program under which certain of its fixed income portfolio securities are loaned to third parties, primarily major brokerage firms, for short periods of time through a lending agent. Such securities have been reclassified as “Fixed maturities and short-term investments pledged under securities lending agreements.” The Company maintains control over the securities it lends, retains the earnings and cash flows associated with the loaned securities and receives a fee from the borrower for the temporary use of the securities. Collateral received, primarily in the form of cash, is required at a rate of 102% of the market value of the loaned securities (or 105% of the market value of the loaned securities when the collateral and loaned securities are denominated in non-U.S. currencies) including accrued investment income and is monitored and maintained by the lending agent. Such collateral is reinvested and is reflected as “Short-term investment of funds received under securities lending agreements, at fair value.” At March 31, 2006, the fair value and amortized cost of fixed maturities and short-term investments pledged under securities lending agreements were $858.3 million and $881.8 million, respectively, while collateral received totaled $883.0 million at fair value and amortized cost. At December 31, 2005, the fair value and amortized cost of fixed maturities and short-term investments pledged under securities lending agreements were $863.9 million and $858.4 million, respectively, while collateral received totaled $893.4 million at fair value and amortized cost.

Investment-Related Derivatives

The Company’s investment strategy allows for the use of derivative securities. Derivative instruments may be used to enhance investment performance, to replicate investment positions or to manage market exposures and duration risk that would be allowed under the Company’s investment guidelines if implemented in other ways. In the 2006 first quarter, the Company began using exchange traded Treasury note futures as part of the management of its stock index fund discussed below. The notional value of the net short position for Treasury note futures was $12.5 million at March 31, 2006. The Company also began using equity futures to replicate equity investment positions in the 2006 first quarter. The fair values of those derivatives are based on quoted market prices. The notional value of the net long position for equity futures was $55.8 million at March 31, 2006. The Company recorded net realized gains of $0.6 million in the 2006 first quarter related to changes in the fair value of all futures contracts. At March 31, 2006, the carrying value and fair value of all futures contracts was a liability of $0.2 million.

Other Investments

The following table details the Company’s other investments:

	(Unaudited)
	March 31, 2006		December 31, 2005
(U.S. dollars in thousands)	Estimated Fair Value	Cost	Estimated Fair Value	Cost

Equity securities	$51,831	$46,231	$27,900	$25,899
Investment funds	38,691	38,651	28,719	28,746
Privately held securities	11,829	4,218	13,614	5,194
Total	$102,351	$89,100	$70,233	$59,839

Other investments include (i) equity securities consisting of the Company’s investments in certain stock index funds and other preferred stocks; (ii) investment funds consisting of senior secured floating rate loans and a mezzanine fund that invests in mezzanine debt and equity investments and in second lien and senior secured bank loans; and (iii) privately held securities. The Company’s investment commitments related to its other investments totaled approximately $7.5 million and $8.4 million, respectively, at March 31, 2006 and December 31, 2005.

Restricted Assets

The Company is required to maintain assets on deposit, which primarily consist of fixed maturities, with various regulatory authorities to support its insurance and reinsurance operations. The assets on deposit are available to settle insurance and reinsurance liabilities to third parties. The Company also has investments in segregated portfolios primarily to provide collateral or guarantees for letters of credit to third parties. The following table details the value of restricted assets:

	(Unaudited)
	March 31,	December 31,
(U.S. dollars in thousands)	2006	2005
Deposits with U.S. regulatory authorities	$162,680	$173,313
Deposits with non-U.S. regulatory authorities	16,913	17,029
Assets used for collateral or guarantees	731,621	745,084
Trust funds	73,148	69,468
Total restricted assets	$984,362	$1,004,894

In addition, Arch Reinsurance Ltd. (“Arch Re Bermuda”) maintains assets in trust accounts as collateral for insurance and reinsurance transactions with affiliated companies. At March 31, 2006 and December 31, 2005, such amounts approximated $2.83 billion and $2.77 billion, respectively.

Net Investment Income

The components of net investment income were derived from the following sources:

	(Unaudited)
	Three Months Ended
	March 31,
(U.S. dollars in thousands)	2006	2005
Fixed maturities	$69,424	$50,936
Short-term investments	9,787	597
Other	3,884	361
Gross investment income	83,095	51,894
Investment expenses	(2,769)	(1,978)
Net investment income	$80,326	$49,916

Net Realized Gains (Losses)

Net realized gains (losses) were as follows:

	(Unaudited)
	Three Months Ended
	March 31,
(U.S. dollars in thousands)	2006	2005
Fixed maturities	$(4,153)	$(280)
Other investments	2,728	(146)
Other	(1,958)	887
Net realized gains (losses)	$(3,383)	$461

Currently, the Company’s portfolio is actively managed on a total return basis within certain guidelines. The effect of financial market movements will influence the recognition of net realized gains and losses as the portfolio is adjusted and rebalanced. For the 2006 first quarter, net realized losses on the Company’s fixed maturities of $4.2 million included a provision of $5.3 million for declines in the market value of investments held in the Company’s available for sale portfolio which were considered to be other-than-temporary based on a review performed during the 2006 first quarter. The declines in market value on such securities were primarily due to the current interest rate environment. For the 2005 first quarter, the Company did not consider any declines in the market value of investments to be other-than-temporary. The balance of $1.1 million in net realized gains on the Company’s fixed maturities in the 2006 first quarter resulted from the sale of securities, compared to net realized losses from the sale of fixed maturities of $0.3 million in the 2005 first quarter. In the 2006 and 2005 first quarters, net realized gains or losses from the sale of fixed maturities resulted from the Company’s decisions to reduce credit exposure, changes in duration targets and sales related to rebalancing the portfolio.

8.      Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share:

	(Unaudited)
	Three Months Ended
	March 31,
(U.S. dollars in thousands, except share data)	2006	2005

Basic earnings per common share:
Net income	$132,290	$115,892
Preferred dividends	(2,667)	—
Net income available to common shareholders	$129,623	$115,892
Divided by:
Weighted average common shares outstanding (1)	72,899,249	34,364,818
Basic earnings per common share	$1.78	$3.37

Diluted earnings per common share:
Net income	$132,290	$115,892
Preferred dividends	(2,667)	—
Net income available to common shareholders	$129,623	$115,892
Divided by:
Weighted average common shares outstanding (1)	72,899,249	34,364,818
Effect of dilutive securities:
Series A convertible preference shares	—	37,331,402
Warrants	—	48,327
Nonvested restricted shares	438,200	400,266
Stock options	2,517,860	1,868,733
Weighted average common shares and common share equivalents outstanding – diluted	75,855,309	74,013,546
Diluted earnings per common share	$1.71	$1.57

(1)

For the 2005 period, basic weighted average common shares and common share equivalents outstanding excluded 37,331,402 series A convertible preference shares. Such shares were included in the diluted weighted average common shares and common share equivalents outstanding. During the 2005 fourth quarter, all remaining series A convertible preference shares were converted into an equal number of common shares.

Certain stock options were not included in the computation of diluted earnings per share where the exercise price of the stock options exceeded the average market price and would have been anti-dilutive. The number of excluded stock options were 504,495 and 36,611, respectively, for the 2006 and 2005 first quarters.

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

The Company’s income tax provision resulted in an effective tax rate on income before income taxes of 7.9% for the 2006 first quarter, compared to 7.5% for the 2005 first quarter. The Company’s effective tax rate, which is based upon the expected annual effective tax rate, may fluctuate from period to period based on the relative mix of income reported by jurisdiction due primarily to the varying tax rates in each jurisdiction. The Company’s remaining valuation allowance related to its deferred income tax assets is $1.4 million at March 31, 2006.

10.    Transactions with Related Parties

In connection with the Company’s information technology initiative in 2002, the Company entered into arrangements with two software companies, which provide document management systems and information and research tools to insurance underwriters, in which John Pasquesi, Vice Chairman of ACGL’s board of directors, holds a minority ownership interest. One of the agreements was terminated in July 2005, and the other arrangement is variable based on usage. The Company made payments under such arrangement of approximately $0.1 million in the 2006 and 2005 first quarters.

11.    Contingencies Relating to the Sale of Prior Reinsurance Operations

On May 5, 2000, the Company sold the prior reinsurance operations of Arch Reinsurance Company (“Arch Re U.S.”) pursuant to an agreement entered into as of January 10, 2000 with Folksamerica Reinsurance Company and Folksamerica Holding Company (collectively, “Folksamerica”). Folksamerica Reinsurance Company assumed Arch Re U.S.’s liabilities under the reinsurance agreements transferred in the asset sale and Arch Re U.S. transferred to Folksamerica Reinsurance Company assets estimated in an aggregate amount equal in book value to the book value of the liabilities assumed. The Folksamerica transaction was structured as a transfer and assumption agreement (and not reinsurance) and, accordingly, the loss reserves (and any related reinsurance recoverables) relating to the transferred business are not included as assets or liabilities on the Company’s balance sheet. Folksamerica assumed Arch Re U.S.’s rights and obligations under the reinsurance agreements transferred in the asset sale. The reinsureds under such agreements were notified that Folksamerica had assumed Arch Re U.S.’s obligations and that, unless the reinsureds object to the assumption, Arch Re U.S. would be released from its obligations to those reinsured. None of such reinsureds objected to the assumption. However, Arch Re U.S. will continue to be liable under those reinsurance agreements if the notice is found not to be an effective release by the reinsureds. Folksamerica has agreed to indemnify the Company for any losses arising out of the reinsurance agreements transferred to Folksamerica Reinsurance Company in the asset sale. However, in the event that Folksamerica refuses or is unable to perform its obligations to the Company, Arch Re U.S. may incur losses relating to the reinsurance agreements transferred in the asset sale. Folksamerica’s A.M. Best rating was “A” (Excellent) at March 31, 2006.

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

12.    Debt and Financing Arrangements

Senior Notes

On May 4, 2004, ACGL completed a public offering of $300 million principal amount of 7.35% senior notes (“Senior Notes”) due May 1, 2034 and received net proceeds of $296.4 million. ACGL used $200 million of the net proceeds to repay all amounts outstanding under a revolving credit agreement. The Senior Notes are ACGL’s senior unsecured obligations and rank equally with all of its existing and future senior unsecured indebtedness. Interest payments on the Senior Notes are due on May 1st and November 1st of each year. ACGL may redeem the Senior Notes at any time and from time to time, in whole or in part, at a “make-whole” redemption price. For the 2006 and 2005 first quarters, interest expense on the Senior Notes was approximately $5.5 million.

Letter of Credit and Revolving Credit Facilities

On November 29, 2005, the Company entered into a five-year agreement, as amended on April 18, 2006, (“Credit Agreement”) for a $300 million unsecured revolving loan and letter of credit facility and a $500 million secured letter of credit facility. The $300 million unsecured revolving loan is also available for the issuance of unsecured letters of credit up to $100 million for Arch Re U.S. Borrowings of revolving loans may be made by ACGL and Arch Re U.S. at a variable rate based on LIBOR or an alternative base rate at the option of the Company. Secured letters of credit are available for issuance on behalf of the Company’s U.S.-domiciled insurance and reinsurance subsidiaries and, following the amendment in April 2006, Arch Insurance Company (Europe) Limited.

Issuance of letters of credit and borrowings under the Credit Agreement are subject to the Company’s compliance with certain covenants and conditions, including absence of a material adverse change. These covenants require, among other things, that the Company maintain a debt to shareholders’ equity ratio of not greater than 0.35 to 1 and shareholders’ equity in excess of $1.5 billion plus 25% of future aggregate net income for each semi-annual period (not including any future net losses) beginning after June 30, 2005 and 25% of future aggregate proceeds from the issuance of common or preferred equity, that the Company maintain minimum unencumbered cash and investment grade securities in the amount of $300 million and that the Company’s principal insurance and reinsurance subsidiaries maintain at least a “B++” rating from A.M. Best. In addition, certain of the Company’s subsidiaries which are parties to the Credit Agreement are required to maintain minimum shareholders’ equity levels. The Company was in compliance with all covenants contained in the Credit Agreement at March 31, 2006. The Credit Agreement expires on November 29, 2010.

Including the secured letter of credit portion of the Credit Agreement and another letter of credit facility (together, the “LOC Facilities”), the Company has access to letter of credit facilities for up to a total of $1.0 billion. The principal purpose of the LOC Facilities is to issue, as required, evergreen standby letters of credit in favor of primary insurance or reinsurance counterparties with which it has entered into reinsurance arrangements to ensure that such counterparties are permitted to take credit for reinsurance obtained from the Company’s reinsurance subsidiaries in United States jurisdictions where such subsidiaries are not licensed or otherwise admitted as an insurer, as required under insurance regulations in the United States, and to comply with requirements of Lloyd’s of London in connection with qualifying quota share and other arrangements. The amount of letters of credit issued is driven by, among other things, the timing and payment of catastrophe losses, loss development of existing reserves, the payment pattern of such reserves, the further expansion of the Company’s business and the loss experience of such business. When issued, certain letters of credit are secured by a portion of the Company’s investment portfolio. In addition, the LOC Facilities also require the maintenance of certain covenants, which the Company was in compliance with at March 31, 2006. At such date, the Company had approximately $588.4 million in outstanding letters of credit under the LOC Facilities, which were secured by investments totaling $663.4 million. The other letter of credit facility was amended and restated in January 2006. It is anticipated that the LOC Facilities will be renewed (or replaced) on expiry, but such renewal (or replacement) will be subject to the availability of credit from banks which the Company utilizes. In addition to letters of credit, the Company has and may establish insurance trust accounts in the U.S. and Canada to secure its reinsurance amounts payable as required.

13.    Commitments and Contingencies

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

On December 29, 2005, Arch Re Bermuda, the Company’s Bermuda-based reinsurer, entered into a quota share reinsurance treaty with Flatiron Re Ltd., a newly-formed Bermuda reinsurance company, pursuant to which Flatiron Re Ltd. is assuming a 45% quota share (the “Treaty”) of certain lines of property and marine business underwritten by Arch Re Bermuda for unaffiliated third parties for the 2006 and 2007 underwriting years (January 1, 2006 to December 31, 2007). The quota share is subject to decrease by Arch Re Bermuda under certain circumstances. In addition, in certain circumstances, Flatiron Re Ltd. may extend at its option the coverage provided by the Treaty to Arch Re Bermuda’s 2008 underwriting year. As a result of the terms of the Treaty, the Company has determined that Flatiron Re Ltd. is a variable interest entity. However, Arch Re Bermuda is not the primary beneficiary of Flatiron Re Ltd. and, as such, the Company is not required to consolidate the assets, liabilities and results of operations of Flatiron Re Ltd. per FIN 46R.

Flatiron Re Ltd. is required to contribute funds into a trust for the benefit of Arch Re Bermuda (the “Trust”). Under the Treaty, the amount required to be on deposit in the Trust, together with certain other amounts, is a calculated amount estimated to cover ceded losses arising from in excess of two 1-in-250 year events for the applicable forward twelve-month period (the “Requisite Funded Amount”). During the underwriting years covered by the Treaty, the Requisite Funded Amount will be subject to a minimum dollar level that will increase to $900.0 million by July 1, 2006. If the actual amounts on deposit in the Trust, together with certain other amounts (the “Funded Amount”), do not at least equal the Requisite Funded Amount, Arch Re Bermuda will, among other things, reduce the percentage of business ceded on a prospective basis and, at Arch Re Bermuda’s option under certain circumstances, recapture unearned premium reserves and reassume losses that would have been ceded in respect of such unearned premiums. No assurances can be given that actual losses will not exceed the Requisite Funded Amount or that Flatiron Re Ltd. will make, or will have the ability to make, the required contributions into the Trust. Arch Re Bermuda will have the right to terminate its obligations to cede business to Flatiron Re Ltd. if, among other things, the assets held in the Trust do not meet certain conditions, if ceded unpaid loss reserves equal or exceed the Funded Amount or if the direct or indirect ownership of Flatiron Re Ltd. changes in certain respects.

Arch Re Bermuda pays to Flatiron Re Ltd. a reinsurance premium in the amount of the ceded percentage of the original gross written premium on the business reinsured with Flatiron Re Ltd. less a ceding commission, which includes a reimbursement of direct acquisition expenses as well as a commission to Arch Re Bermuda for generating the business. The Treaty also provides for a profit commission to Arch Re Bermuda based on the underwriting results for the 2006 and 2007 underwriting years on a cumulative basis. Arch Re Bermuda records such profit commission based on underwriting experience recorded each quarter. As a result, the profit commission arrangement with Flatiron Re Ltd. may increase the volatility of our reported results of operations on both a quarterly and annual basis. During the 2006 first quarter, Arch Re Bermuda ceded $82.4 million of premiums written through the Treaty to Flatiron Re Ltd. The cession, however, did not have a significant impact on earnings during the 2006 first quarter as the earned portion of premiums ceded to Flatiron Re Ltd. was only $18.3 million.

Guarantee and Other

In the 2005 first quarter, the Company agreed to provide a guarantee, through the issuance of a standby letter of credit in the amount of $6.0 million (the “Guarantee”) for the benefit of a commercial bank, to assist the principals of an agency to obtain a loan to purchase the agency from its prior owner. The agency loan is payable over a seven year term, and the Guarantee will be outstanding until such time as the loan is repaid in full. The bank has received payments on the agency loan that reduced the Guarantee to $4.95 million at March 31, 2006. The fair value of the Guarantee included as a liability in the Company’s balance sheet was $0.3 million at March 31, 2006 and December 31, 2005.

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

14.            Legal Proceedings

The Company, in common with the insurance industry in general, is subject to litigation and arbitration in the normal course of its business. As of March 31, 2006, the Company was not a party to any material litigation or arbitration other than as a part of the ordinary course of business, none of which is expected by management to have a significant adverse effect on the Company’s results of operations and financial condition and liquidity.

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

The following discussion and analysis contains forward-looking statements which involve inherent risks and uncertainties. All statements other than statements of historical fact are forward-looking statements. These statements are based on our current assessment of risks and uncertainties. Actual results may differ materially from those expressed or implied in these statements. Important factors that could cause actual events or results to differ materially from those indicated in such statements are discussed in this report, including the section entitled “Cautionary Note Regarding Forward Looking Statements,” and in our periodic reports filed with the Securities and Exchange Commission (“SEC”). For additional information regarding our business and operations, please also refer to our Annual Report on Form 10-K for the year ended December 31, 2005, including our audited consolidated financial statements and related notes and the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Certain Matters Which May Materially Affect Our Results of Operations and/or Financial Condition.”

General

Overview

Arch Capital Group Ltd. (“ACGL” and, together with its subsidiaries, “we” or “us”) is a Bermuda public limited liability company with approximately $3.05 billion in capital at March 31, 2006 and, through operations in Bermuda, the United States, Europe and Canada, writes insurance and reinsurance on a worldwide basis. While we are positioned to provide a full range of property and casualty insurance and reinsurance lines, we focus on writing specialty lines of insurance and reinsurance.

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

In general, market conditions improved during 2002 and 2003 in the insurance and reinsurance marketplace. This reflected improvement in pricing, terms and conditions following significant industry losses arising from the events of September 11th, as well as the recognition that intense competition in the late 1990s led to inadequate pricing and overly broad terms, conditions and coverages. Such industry developments resulted in poor financial results and erosion of the industry’s capital base. Consequently, many established insurers and reinsurers reduced their participation in, or exited from, certain markets and, as a result, premium rates escalated in many lines of business. These developments provided relatively new insurers and reinsurers, like us, with an opportunity to provide needed underwriting capacity. Beginning in late 2003 and continuing through 2006, additional capacity emerged in many classes of business and, consequently, premium rate increases have decelerated significantly and, in many classes of business, premium rates have decreased. However, we believe that we are still able to write insurance and reinsurance business at what we believe to be attractive rates.

In addition, the weather-related catastrophic events that occurred in the second half of 2005 have resulted in substantial improvements in market conditions in property and certain marine lines of business. We are seeking to increase our writings in the property and marine lines of business and, as a result, these lines, which are more volatile, may represent a larger proportion of our overall book of business in future periods, which may increase the volatility in our results of operations. In order to take advantage of these current opportunities, we sold $200 million of non-cumulative preferred shares in early 2006 to enable us to write additional business and signed a quota-share reinsurance treaty with Flatiron Re Ltd., a dedicated reinsurance vehicle, which will allow us to increase our participation in property and marine lines without significantly increasing our probable maximum loss. In response to current market conditions, our gross and net writings in the property and marine lines of business in the 2006 first quarter represented a larger proportion of our overall book of business than in the 2005 first quarter.

Critical Accounting Policies, Estimates and Recent Accounting Pronouncements

Critical accounting policies, estimates and recent accounting pronouncements are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2005. That information is hereby supplemented as follows:

Share-Based Compensation

On January 1, 2006, we adopted the fair value method of accounting for share-based awards using the modified prospective method of transition as described in Financial Accounting Standards Board (“FASB”) Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). Under SFAS No.123(R), the estimated grant date fair value adjusted for assumed forfeitures of share-based compensation related to stock option awards is recognized as compensation expense over the requisite service period of the grant. Under the fair value method of accounting pursuant to SFAS No. 123(R), the fair value of restricted share and unit awards is measured by the grant date price of our shares. No value is attributed to awards that employees forfeit because they fail to satisfy vesting conditions. As such, the number of shares granted is reduced by assumed forfeitures and adjusted based on actual forfeitures until vesting. Such expense is amortized over the requisite service period of the related awards. The share-based compensation expense associated with awards that have graded vesting features and vest based on service conditions only (i) granted after the effective date of adoption is calculated on a straight-line basis over the requisite service periods of the related awards and (ii) granted prior to the effective date of adoption and that remain unvested as of the date of adoption is calculated on a graded-vesting basis as prescribed under FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans—an interpretation of APB Opinions No. 15 and 25,” over the remaining requisite service periods of the related awards.

Under the modified prospective method of transition, compensation expense is recognized beginning with the effective date of adoption for all share-based payments (i) granted after the effective date of adoption and (ii) granted prior to the effective date of adoption and that remain unvested on the date of adoption. Under the modified prospective method of transition, we are not required to restate our prior period financial statements to reflect expensing of share-based compensation under SFAS No.123(R). Therefore, results for the 2006 first quarter are not comparable to the 2005 first quarter.

Under SFAS No. 123(R), we use the Black-Scholes option pricing model to estimate the fair value of the share-based option awards as of the grant date. The Black-Scholes model, by its design, is highly complex, and requires judgment in determining key data inputs including estimating the risk free interest rate, expected life of the option and expected volatility rate. In addition, judgment is also required in estimating the amount of share-based awards that are expected to be forfeited. The primary data inputs with the greatest degree of judgment are the estimated lives of the share-based awards and the estimated volatility of our stock price. The Black-Scholes model is highly sensitive to changes in these two data inputs. In our process for estimating the fair value of stock options granted, we believe that we have made a good faith fair value estimate in accordance with the provisions of SFAS No. 123( R) as well as guidance from the SEC as contained in Staff Accounting Bulletin No. 107 in a way that is designed to take into account the assumptions that underlie the instrument’s value that marketplace participants would reasonably make. If actual results differ significantly from these estimates, share-based compensation expense and our results of operations could be materially impacted.

See “Results of Operations—Share-Based Compensation” below and Note 2, “Share-Based Compensation,” of the notes accompanying our consolidated financial statements for more information about the adoption of SFAS No. 123(R).

Investment-Related Derivatives

Under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), as amended on January 1, 2001, all derivative financial instruments, including embedded derivative instruments, are required to be recognized as either assets or liabilities in the consolidated balance sheets and measured at fair value. The accounting for gains and losses associated with changes in the fair value of a derivative and the effect on the consolidated financial statements depends on whether it has been designated and qualifies as part of a hedging relationship and whether the hedge is highly effective in achieving offsetting changes in the fair value of the asset or liability hedged.

Our investment strategy allows for the use of derivative instruments. We utilize various derivative instruments such as futures contracts as part of the management of our stock index fund investments and to replicate equity investment positions. Derivative instruments may be used to enhance investment performance, to replicate investment positions or to manage market exposures and duration risk that would be allowed under our investment guidelines if implemented in other ways. Pursuant to SFAS No. 133, these instruments, which have no hedging designation, are recognized as assets and liabilities in our balance sheets at fair market value and changes in fair value are included in net realized gains and losses in our statements of operations.

Results of Operations—Three Months Ended March 31, 2006 and 2005

The following table sets forth net income available to common shareholders and earnings per common share data:

	Three Months Ended
	March 31,
(U.S. dollars in thousands, except share data)	2006	2005

Net income available to common shareholders	$129,623	$115,892
Diluted net income per common share	$1.71	$1.57
Diluted weighted average common shares and common share equivalents outstanding	75,855,309	74,013,546

Net income available to common shareholders was $129.6 million for the 2006 first quarter, compared to $115.9 million for the 2005 first quarter. The increase in net income was primarily due to growth in investment income and an increase in underwriting income from our insurance and reinsurance operations, as discussed in “—Segment Information” below. Our net income available to common shareholders for the 2006 first quarter represented a 20.6% annualized return on average common equity, compared to 20.5% for the 2005 first quarter. For purposes of computing return on average common equity, average common equity has been calculated as the average of common shareholders’ equity outstanding at the beginning and ending of each period. Basic earnings per share data has not been presented or discussed herein as such calculation for the 2005 first quarter does not reflect the significant number of series A convertible preference shares which were outstanding in the period. During the 2005 fourth quarter, all remaining series A convertible preference shares were converted into an equal number of common shares. As such, the comparison of basic earnings per share for the 2006 first quarter and 2005 first quarter is not meaningful.

Diluted weighted average common shares and common share equivalents outstanding, used in the calculation of after-tax operating income and net income per common share, was 1.8 million shares, or 2.5%, higher in the 2006 first quarter than in the 2005 first quarter. The higher level was primarily due to increases in the dilutive effects of stock options and nonvested restricted stock calculated using the treasury stock method and the exercise of stock options. Under the treasury stock method, the dilutive impact of options and nonvested stock on diluted weighted average shares outstanding increases as the market price of our common shares increases.

Segment Information

We classify our businesses into two underwriting segments — insurance and reinsurance — and a corporate and other segment (non-underwriting). SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” requires certain disclosures about operating segments in a manner that is consistent with how management evaluates the performance of the segment. For a description of our underwriting segments, refer to note 4, “Segment Information,” of the notes accompanying our consolidated financial statements. Management measures segment performance based on underwriting income or loss.

Insurance Segment

The following table sets forth our insurance segment’s underwriting results:

	Three Months Ended
	March 31,
(U.S. dollars in thousands)	2006	2005

Gross premiums written	$615,484	$506,744
Net premiums written	397,254	322,108

Net premiums earned	$380,254	$321,036
Policy-related fee income	937	917
Other underwriting-related fee income	467	572
Losses and loss adjustment expenses	(248,002)	(206,862)
Acquisition expenses, net	(37,885)	(26,681)
Other operating expenses	(62,076)	(57,287)
Underwriting income	$33,695	$31,695

Underwriting Ratios
Loss ratio	65.2%	64.4%
Acquisition expense ratio (1)	9.7%	8.0%
Other operating expense ratio	16.3%	17.8%
Combined ratio	91.2%	90.2%

(1)          The acquisition expense ratio is adjusted to include policy-related fee income.

Underwriting Income. The insurance segment’s underwriting income was $33.7 million for the 2006 first quarter, compared to $31.7 million for the 2005 first quarter. The combined ratio for the insurance segment was 91.2% for the 2006 first quarter, compared to 90.2% for the 2005 first quarter. The components of the insurance segment’s underwriting income are discussed below.

Premiums Written. Gross premiums written by the insurance segment were $615.5 million for the 2006 first quarter, compared to $506.7 million for the 2005 first quarter, and ceded premiums written were 35.5% of gross premiums written for the 2006 first quarter, compared to 36.4% for the 2005 first quarter. Net premiums written by the insurance segment were $397.3 million for the 2006 first quarter, compared to $322.1 million for the 2005 first quarter. Roughly half of the growth in net premiums written was generated by the insurance segment’s U.S. operations through increases in the executive assurance, construction and surety, property and program lines, partially offset by a reduction in U.S. primary casualty business. The other half of the growth was generated by the insurance segment’s European and Canadian operations through increases in the professional liability, property and executive assurance lines. Of the $21.6 million increase in executive assurance net premiums written, approximately 40% resulted from adjustments to ceded reinsurance related to prior periods with the balance due, in part, to additional premiums associated with Side A coverage (of which the insurance segment retains a higher percentage than other executive assurance business) and additional premiums from geographic expansion, coverage for non-public entities and runoff policies. Growth in net premiums written in the insurance segment’s program business of $7.3 million resulted, in part, from the timing in the reporting of premiums on one program in the 2005 first quarter which resulted in lower reported gross premiums written, a full quarter contribution from a program which commenced during the 2005 first quarter and rate increases on certain programs. For information regarding net premiums written produced by major line of business and geographic location, refer to note 4, “Segment Information,” of the notes accompanying our consolidated financial statements.

Net Premiums Earned. Net premiums earned for the insurance segment were $380.3 million for the 2006 first quarter, compared to $321.0 million for the 2005 first quarter, and generally reflect changes in net premiums written over the previous five quarters, including the mix and type of business written.

Losses and Loss Adjustment Expenses. The loss ratio for the insurance segment was 65.2% for the 2006 first quarter, compared to 64.4% for the 2005 first quarter. The loss ratio for the 2006 first quarter reflected estimated net adverse development in prior year loss reserves of $7.9 million, compared to net favorable development of $0.6 million in the 2005 first quarter. The net impact of the change in prior year development was a 2.2 point increase in the 2006 first quarter loss ratio. The net adverse development in the 2006 first quarter reflected an increase in losses incurred of $18.5 million related to Hurricane Wilma and $3.3 million related to the 2005 third quarter hurricanes, partially offset by favorable development in healthcare, construction and surety and program business.

In addition to the use of individual per risk and inuring reinsurance contracts to limit exposure, the insurance segment had in force during 2005 a reinsurance program which provides coverage for certain property catastrophe-related losses equal to a maximum of 95% of the first $200 million in excess of a $50 million retention per occurrence of such losses. Estimated losses related to Hurricane Katrina exceeded the per occurrence retention and the insurance segment began to utilize the coverage in 2005. As such, a portion of the coverage was automatically reinstated once and is available under the same terms as described immediately above should another 2005 event ultimately exceed the per occurrence retention. Based on current estimates, the insurance segment expects to recover approximately $110.4 million, net of reinstatement premiums, through such coverage, with approximately $69.5 million in remaining available coverage should the actual amount of losses ultimately attributable to Hurricane Katrina exceed its estimate.

Estimates for the insurance segment related to Hurricanes Katrina, Rita and Wilma and other catastrophic events that occurred in the second half of 2005 are based on currently available information derived from modeling techniques, industry assessments of exposure, preliminary claims information obtained from its clients and brokers to date and a review of its in-force contracts. Actual losses from these events, as well as any additional catastrophic events which may occur, may vary materially from the insurance segment’s estimates due to the inherent uncertainties in making such determinations resulting from several factors, including the preliminary nature of the available information, the potential inaccuracies and inadequacies in the data provided by clients and brokers, the modeling techniques and the application of such techniques, the contingent nature of business interruption exposures, the effects of any resultant demand surge on claims activity and attendant coverage issues. In addition, actual losses may increase if reinsurers fail to meet their obligations to the insurance segment or the reinsurance protections purchased by the insurance segment are exhausted or are otherwise unavailable.

Beginning in the 2006 first quarter, our insurance operations have in effect a reinsurance program which provides coverage for certain property catastrophe-related losses during 2006 equal to a maximum of 92% of the first $325 million in excess of a $75 million retention per occurrence of such losses. The cost of the coverage was substantially higher than in 2005.

Underwriting Expenses. The underwriting expense ratio for the insurance segment was 26.0% in the 2006 first quarter, compared to 25.8% in the 2005 first quarter. The acquisition expense ratio was 9.7% for the 2006 first quarter, compared to 8.0% for the 2005 first quarter. The acquisition expense ratio is influenced by, among other things, (1) the amount of business ceded and the resulting ceding commissions received from unaffiliated reinsurers and (2) the amount of business written on a surplus lines (non-admitted) basis. The increase in the acquisition expense ratio was due, in part, to changes in the mix of business. The insurance segment’s other operating expense ratio was 16.3% for the 2006 first quarter, compared to 17.8% for the 2005 first quarter. The lower ratio in the 2006 first quarter resulted from growth in net premiums earned which was higher than the attendant growth in operating expenses.

Reinsurance Segment

The following table sets forth our reinsurance segment’s underwriting results:

	Three Months Ended
	March 31,
(U.S. dollars in thousands)	2006	2005

Gross premiums written	$564,668	$488,795
Net premiums written	476,465	477,693

Net premiums earned	$381,347	$376,032
Other underwriting-related fee income	401	4,623
Losses and loss adjustment expenses	(220,176)	(218,674)
Acquisition expenses, net	(91,787)	(99,452)
Other operating expenses	(13,252)	(10,916)
Underwriting income	$56,533	$51,613

Underwriting Ratios
Loss ratio	57.7%	58.2%
Acquisition expense ratio	24.1%	26.4%
Other operating expense ratio	3.5%	2.9%
Combined ratio	85.3%	87.5%

Underwriting Income. The reinsurance segment’s underwriting income was $56.5 million for the 2006 first quarter, compared to $51.6 million for the 2005 first quarter. The combined ratio for the reinsurance segment was 85.3% for the 2006 first quarter, compared to 87.5% for the 2005 first quarter. The components of the reinsurance segment’s underwriting income are discussed below.

Premiums Written. Gross premiums written by the reinsurance segment were $564.7 million in the 2006 first quarter, compared to $488.8 million for the 2005 first quarter. Ceded premiums written by the reinsurance segment were 15.6% of gross premiums written for the 2006 first quarter, compared to 2.3% for the 2005 first quarter. The higher ceded percentage in the 2006 first quarter resulted from the cession of $82.4 million of business to Flatiron Re Ltd. under a 45% quota-share reinsurance treaty of certain lines of property and marine business underwritten by Arch Reinsurance Ltd. (“Arch Re Bermuda”) for unaffiliated third parties. The quota-share reinsurance treaty with Flatiron Re Ltd. allows the reinsurance segment to increase its participation in property and marine lines without significantly increasing its probable maximum loss. The quota-share reinsurance treaty also provides for a profit commission to Arch Re Bermuda based on the underwriting results for the 2006 and 2007 underwriting years on a cumulative basis. Arch Re Bermuda will record such profit commission based on underwriting experience recorded each quarter. As a result, the profit commission arrangement with Flatiron Re Ltd. may increase the volatility of the reinsurance segment’s reported results of operations on both a quarterly and annual basis.

Net premiums written by the reinsurance segment were $476.5 million for the 2006 first quarter, compared to $477.7 million for the 2005 first quarter. Growth in international property and marine lines was offset by a reduction in casualty and other business. The growth in property and marine lines was in response to current market opportunities as prices for catastrophe-exposed property and marine lines have increased significantly in the wake of the 2005 storms. The decrease in casualty business was primarily in response to increased competition for European business. For information regarding net premiums written produced by major line and type of business and geographic location, refer to note 4, “Segment Information,” of the notes accompanying our consolidated financial statements.

Net Premiums Earned. Net premiums earned for our reinsurance segment were $381.3 million for the 2006 first quarter, compared to $376.0 million for the 2005 first quarter, and generally reflect changes in net premiums written over the previous five quarters, including the mix and type of business written.

Other Underwriting-Related Fee Income. The reinsurance segment recorded $0.4 million of other underwriting-related fee income for the 2006 first quarter, compared to $4.6 million for the 2005 first quarter. Of the 2005 amount, $4.5 million related to an industry loss warranty contract. Under this contract, we received payment when industry-wide losses from certain natural perils exceeded a specified amount.

Losses and Loss Adjustment Expenses. Underwriting income for the reinsurance segment in the 2006 first quarter benefited from estimated net favorable development in prior year loss reserves, net of related adjustments, of $1.5 million. Such amount consisted of $20.8 million of favorable development, primarily in other specialty and other short-tail lines, partially offset by $13.1 million related to Hurricane Wilma and $6.2 million related to the 2005 third quarter hurricanes and the European floods. For the 2005 first quarter, underwriting income benefited from estimated net favorable development in prior year loss reserves, net of related adjustments, of $21.7 million.

The loss ratio for the reinsurance segment was 57.7% for the 2006 first quarter, compared to 58.2% for the 2005 first quarter. The reinsurance segment’s losses incurred for the 2006 first quarter included approximately $8.2 million related to U.S. storm activity and $8.1 million related to Cyclone Larry, which impacted Australia in March 2006, compared to losses of $10.0 million for Windstorm Erwin in the 2005 first quarter. The higher level of catastrophic activity in the 2006 first quarter resulted in a 1.6 point increase in the 2006 first quarter loss ratio. As noted above, the 2006 first quarter benefited from estimated net favorable development in prior year loss reserves, net of related adjustments, of $1.5 million. Such amount consisted of an increase to losses incurred of $2.4 million, offset by $3.9 million of reductions in acquisition expenses. Estimated net favorable development in the 2005 first quarter of $21.7 million consisted of a decrease in losses incurred of $24.7 million, offset by an increase to acquisition expenses of $3.0 million. The net impact of the change in estimated net prior year development was a 7.1 point increase in the 2006 first quarter loss ratio. The 2006 first quarter loss ratio also reflected a lower level of claims recorded in property excluding property catastrophe and other short-tail lines of business than in the 2005 first quarter, and changes in the reinsurance segment’s mix of business.

The reinsurance segment previously purchased a reinsurance program which provides up to $55 million of coverage in excess of certain deductibles for any one occurrence and $110 million in the aggregate annually, for certain catastrophe-related losses worldwide for 2005 through April 2006. Based on current estimates, the reinsurance segment expects to recover approximately $90.8 million, net of reinstatement premiums, related to the 2005 catastrophic events. Substantially all of the available coverage has been used. The reinsurance segment’s estimates related to Hurricanes Katrina, Rita and Wilma and other catastrophic events that occurred in the second half of 2005 are based on currently available information derived from modeling techniques, industry assessments of exposure, preliminary claims information obtained from its clients and brokers to date and a review of its in-force contracts. Actual losses from these events, as well as any additional catastrophic events which may occur, may vary materially from the reinsurance segment’s estimates due to the inherent uncertainties in making such determinations resulting from several factors, including the preliminary nature of the available information, the potential inaccuracies and inadequacies in the data provided by clients and brokers, the modeling techniques and the application of such techniques, the contingent nature of business interruption exposures, the effects of any resultant demand surge on claims activity and attendant coverage issues. In addition, actual losses may increase if reinsurers fail to meet their obligations to the reinsurance segment or the reinsurance protections purchased by the reinsurance segment are otherwise unavailable.

Underwriting Expenses. The underwriting expense ratio for the reinsurance segment was 27.6% in the 2006 first quarter, compared to 29.3% in the 2005 first quarter. The acquisition expense ratio for the 2006 first quarter was 24.1%, compared to 26.4% for the 2005 first quarter. The net impact of the change in acquisition expenses related to the estimated net prior year development noted above was a 1.8 point decrease in the 2006 first quarter acquisition expense ratio. The reinsurance segment’s other operating expense ratio was 3.5% for the 2006 first quarter, compared to 2.9% for the 2005 first quarter. The higher ratio in the 2006 first quarter was driven by an increase in accrued expenses for incentive compensation related to prior periods.

Net Investment Income

Net investment income was $80.3 million for the 2006 first quarter, compared to $49.9 million for the 2005 first quarter. The higher level of net investment income in the 2006 first quarter resulted from a higher level of average invested assets in the 2006 period and an increase in the pre-tax investment income yield to 4.3% for the 2006 first quarter, compared to 3.4% for the 2005 first quarter. These yields were calculated based on amortized cost. Yields on future investment income may vary based on financial market conditions, investment allocation decisions and other factors.

Net Realized Gains or Losses

Following is a summary of net realized gains (losses):

	Three Months Ended
	March 31,
(U.S. dollars in thousands)	2006	2005

Fixed maturities	$(4,153)	$(280)
Other investments	2,728	(146)
Other	(1,958)	887
Total	$(3,383)	$461

Currently, our portfolio is actively managed to maximize total return within certain guidelines. In assessing returns under this approach, we include net investment income, net realized gains and losses and the change in unrealized gains and losses generated by our investment portfolio. The effect of financial market movements on the investment portfolio will directly impact net realized gains and losses as the portfolio is adjusted and rebalanced. Total return on our portfolio under management, as reported to us by our investment advisors, for the 2006 first quarter was 0.04%, compared to (0.56%) for the 2005 first quarter.

For the 2006 first quarter, net realized losses on our fixed maturities of $4.2 million included a provision of $5.3 million for declines in the market value of investments held in our available for sale portfolio which were considered to be other-than-temporary, based on a review performed during the 2006 first quarter. The declines in market value on such securities were primarily due to the current interest rate environment. For the 2005 first quarter, we did not consider any declines in the market value of investments to be other-than-temporary. The balance of $1.1 million in net realized gains on our fixed maturities in the 2006 first quarter resulted from the sale of securities, compared to net realized losses from the sale of fixed maturities of $0.3 million in the 2005 first quarter. In the 2006 and 2005 first quarters, net realized gains or losses from the sale of fixed maturities resulted from our decisions to reduce credit exposure, changes in duration targets and sales related to rebalancing the portfolio.

Our investment portfolio is classified as “available for sale.” During the 2006 and 2005 first quarters, we realized gross losses from the sale of fixed maturities of $16.8 million and $4.8 million, respectively. With respect to those securities that were sold at a loss, the following is an analysis of the gross realized losses based on the period of time those securities had been in an unrealized loss position:

	Three Months Ended
	March 31,
(U.S. dollars in thousands)	2006	2005

Less than 6 months	$14,809	$3,120
At least 6 months but less than 12 months	708	939
Over 12 months	1,321	700
Total	$16,838	$4,759

Other Expenses

Other expenses, which are included in our other operating expenses and part of our corporate and other segment (non-underwriting), were $7.6 million for the 2006 first quarter, compared to $6.0 million for the 2005 first quarter. Such amounts primarily represent certain holding company costs necessary to support our worldwide insurance and reinsurance operations and costs associated with operating as a publicly traded company.

Share-Based Compensation

Effective January 1, 2006, we adopted the fair value method of accounting for share-based compensation arrangements in accordance with SFAS No.123(R), using the modified prospective method of transition. Share-based compensation arrangements covered by SFAS No.123(R) currently include stock options, and restricted shares and units granted under our Long Term Incentive and Share Award Plans. Prior to January 1, 2006, we accounted for share-based employee compensation plans using the intrinsic value method of accounting in accordance with APB 25. Under the provisions of APB 25, no compensation expense was recognized when stock options were granted with exercise prices equal to or greater than market value on the date of grant. However, we did recognize compensation expense related to restricted shares and units awarded based on the fair market value of our common shares at the measurement date. Under the modified prospective method of transition, we are not required to restate our prior period financial statements to reflect expensing of share-based compensation related to stock options under SFAS No.123(R). Therefore, results for the 2006 first quarter are not comparable to the 2005 first quarter.

As required by the provisions of SFAS 123(R), we recorded pre-tax share-based compensation expense related to stock options of $1.3 million in the 2006 first quarter. Under the modified prospective method of transition, no expense related to stock options was recorded in the 2005 first quarter. For the remaining nine months of 2006, the Company expects to record pre-tax share-based compensation expense related to stock options of approximately $5.5 million. These charges have no impact on our cash flows or shareholders’ equity. We used the Black-Scholes option pricing model to determine the estimated fair value of our share-based compensation arrangements related to stock options.

As of March 31, 2006, there was approximately $32.6 million of total unrecognized compensation expense related to unvested share-based compensation arrangements (consisting of restricted shares and units and stock options) granted under our Long Term Incentive and Share Award Plans. See Note 2, “Share-Based Compensation,” of the notes accompanying our consolidated financial statements and “Critical Accounting Policies, Estimates and Recent Accounting Policies–Share-Based Compensation” for more information about the adoption of SFAS No. 123(R).

Net Foreign Exchange Gains or Losses

Net foreign exchange losses for the 2006 first quarter of $10.3 million consisted of net unrealized losses of $7.9 million and net realized losses of $2.4 million, compared to net foreign exchange gains for the 2005 first quarter of $3.2 million, which consisted of net unrealized gains of $2.7 million and net realized gains of $0.5 million. Net unrealized foreign exchange gains or losses result from the effects of revaluing our net insurance liabilities required to be settled in foreign currencies at each balance sheet date. We hold investments in foreign currencies which are intended to mitigate our exposure to foreign currency fluctuations in our net insurance liabilities. However, changes in the value of such investments due to foreign currency rate movements are reflected as a direct increase or decrease to shareholders’ equity, as part of the “Change in unrealized appreciation (decline) in value of investments, net of deferred income tax” in accumulated other comprehensive income, and not in the statement of income. For the 2006 and 2005 first quarters, the net unrealized foreign exchange gains or losses recorded were largely offset by changes in the value of our investments held in foreign currencies.

Income Taxes

The effective tax rate on income before income taxes was 7.9% for the 2006 first quarter, compared to 7.5% for the 2005 first quarter. The higher effective tax rate in the 2006 first quarter resulted from a change in the relative mix of income reported by jurisdiction. Our effective tax rates may fluctuate from period to period based on the relative mix of income reported by jurisdiction primarily due to the varying tax rates in each jurisdiction. Our quarterly tax provision is adjusted to reflect changes in our expected annual effective tax rates, if any.

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

On a consolidated basis, our aggregate cash and invested assets totaled $7.68 billion at March 31, 2006, compared to $7.12 billion at December 31, 2005. At March 31, 2006 and December 31, 2005, our fixed income portfolio, which includes fixed maturity securities and short-term investments, had an average Standard & Poor’s quality rating of “AA+” and an average effective duration of 3.0 years and 3.3 years, respectively. ACGL’s readily available cash, short-term investments and marketable securities, excluding amounts held by our regulated insurance and reinsurance subsidiaries, totaled $23.7 million at March 31, 2006, compared to $21.0 million at December 31, 2005.

The ability of our regulated insurance and reinsurance subsidiaries to pay dividends or make distributions or other payments to us is dependent on their ability to meet applicable regulatory standards. Under Bermuda law, Arch Re Bermuda is required to maintain a minimum solvency margin (i.e., the amount by which the value of its general business assets must exceed its general business liabilities) equal to the greatest of (1) $100 million, (2) 50% of net premiums written (being gross premiums written by us less any premiums ceded by us, but we may not deduct more than 25% of gross premiums when computing net premiums written) and (3) 15% of loss and other insurance reserves. Arch Re Bermuda is prohibited from declaring or paying any dividends during any financial year if it is not in compliance with its minimum solvency margin. In addition, Arch Re Bermuda is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files, at least seven days before payment of such dividends, with the Bermuda Monetary Authority an affidavit stating that it will continue to meet the required margins. In addition, Arch Re Bermuda is prohibited, without prior approval of the Bermuda Monetary Authority, from reducing by 15% or more its total statutory capital, as set out in its previous year’s statutory financial statements. At December 31, 2005, as determined under Bermuda law, Arch Re Bermuda had statutory capital of $1.66 billion and statutory capital and surplus of $2.19 billion. Such amounts include ownership interests in U.S. insurance and reinsurance subsidiaries. Accordingly, Arch Re Bermuda can pay approximately $249 million in dividends or distributions to ACGL during 2006 without prior approval under Bermuda law, as discussed above. Our U.S. insurance and reinsurance subsidiaries can pay $80.3 million in dividends or distributions to Arch Capital Group (U.S.) Inc. (“Arch-U.S.”), our U.S. holding company, which is owned by Arch Re Bermuda, during 2006 without prior regulatory approval. Such dividends or distributions may be subject to applicable withholding or other taxes. Arch Insurance Company (Europe) Limited can pay approximately £3.8 million, or $6.5 million, in dividends to ACGL during 2006 without prior notice and approval by the FSA. In addition, the ability of our insurance and reinsurance subsidiaries to pay dividends is also constrained by our dependence on the financial strength ratings of our insurance and reinsurance subsidiaries from independent rating agencies. The ratings from these agencies depend to a large extent on the capitalization levels of our insurance and reinsurance subsidiaries. We believe that ACGL has sufficient cash resources and available dividend capacity to service its indebtedness and other current outstanding obligations.

Our insurance and reinsurance subsidiaries are required to maintain assets on deposit, which primarily consist of fixed maturities, with various regulatory authorities to support their operations. The assets on deposit are available to settle insurance and reinsurance liabilities to third parties. Our insurance and reinsurance subsidiaries also have investments in segregated portfolios primarily to provide collateral or guarantees for letters of credit to third parties. At March 31, 2006 and December 31, 2005, such amounts approximated $984.4 million and $1.0 billion, respectively. In addition, Arch Re Bermuda maintains assets in trust accounts as collateral for insurance and reinsurance transactions with affiliated companies. At March 31, 2006 and December 31, 2005, such amounts approximated $2.83 billion and $2.77 billion, respectively.

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

Arch Specialty Insurance Company (“Arch Specialty”) entered into a Stipulation and Order (“Stipulation”) with the Wisconsin Office of the Commissioner of Insurance (“OCI”) in connection with ACGL’s acquisition of Arch Specialty in 2002. While the ratio of Arch Specialty’s total adjusted capital to authorized control level risk-based capital exceeded 200% at December 31, 2005, and thus was above the risk-based capital threshold that would require company action (the lowest level of corrective action), it was below the 275% ratio that the Stipulation requires Arch Specialty to maintain. As of December 31, 2005, Arch Specialty was in compliance with the ratio required under the Stipulation following its receipt during the 2006 first quarter of a capital contribution in the amount of $57.0 million provided by subsidiaries of ACGL, and remains in compliance with such ratio at March 31, 2006. Western Diversified Casualty Insurance Company, which, like Arch Specialty, is domiciled in Wisconsin, also entered into a Stipulation with the OCI in 2003 whereby it must maintain a ratio of total adjusted capital to authorized control level risk-based capital of not less than 275%, and was in compliance with this ratio at March 31, 2006.

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

We monitor the financial condition of our reinsurers and attempt to place coverages only with substantial, financially sound carriers. At March 31, 2006 and December 31, 2005, approximately 94.0% and 92.6%, respectively, of our reinsurance recoverables on paid and unpaid losses (not including prepaid reinsurance premiums) of $1.51 billion and $1.47 billion, respectively, were due from carriers which had an A.M. Best rating of “A-” or better. At March 31, 2006 and December 31, 2005, the largest reinsurance recoverables from any one carrier were less than 5.6% of our total shareholders’ equity.

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

Consolidated cash flow provided by operating activities for the 2006 first quarter was $423.2 million, compared to $327.8 million for the 2005 first quarter. The increase in operating cash flows in the 2006 period was due, in part, to growth in premiums written and net investment income, partially offset by a higher level of paid losses as our insurance and reinsurance loss reserves have continued to mature and due to payments related to the 2004 and 2005 catastrophic events. Cash flow from operating activities are provided by premiums collected, fee income, investment income and collected reinsurance recoverables, offset by losses and loss adjustment expense payments, reinsurance premiums paid, operating costs and current taxes paid.

We expect that our operational needs, including our anticipated insurance obligations and operating and capital expenditure needs, for the next twelve months, at a minimum, will be met by our balance of cash, short-term investments and our credit facilities, as well as by funds generated from underwriting activities and investment income and proceeds on the sale or maturity of our investments.

We monitor our capital adequacy on a regular basis and will seek to adjust our capital base (up or down) according to the needs of our business. The future capital requirements of our business will depend on many factors, including our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover losses. Our ability to underwrite is largely dependent upon the quality of our claims paying and financial strength ratings as evaluated by independent rating agencies. In particular, we require (1) sufficient capital to maintain our financial strength ratings, as issued by several ratings agencies, at a level considered necessary by management to enable our key underwriting subsidiaries to compete; (2) sufficient capital to enable our underwriting subsidiaries to meet the capital adequacy tests performed by statutory agencies in the U.S. and other key markets; and (3) letters of credit and other forms of collateral that are necessary for our non-U.S. underwriting companies because they are “non-admitted” under U.S. state insurance regulations.

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

In July 2004, ACGL and Arch-U.S. filed a universal shelf registration statement with the SEC. This registration statement allows for the possible future offer and sale by us of up to $450 million of various types of securities, including unsecured debt securities, preference shares, common shares, warrants, share purchase contracts and units and depositary shares. The shelf registration statement enables us to efficiently access the public debt and/or equity capital markets in order to meet our future capital needs. In addition, another shelf registration statement allows selling shareholders to resell up to an aggregate of 9,892,594 common shares that they own in one or more offerings from time to time. We will not receive any proceeds from any shares offered by the selling shareholders. This report is not an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

In November 2005, we entered into a five-year agreement for a $300 million unsecured revolving loan and letter of credit facility and a $500 million secured letter of credit facility, which was amended in April 2006 to provide Arch Insurance Company (Europe) Limited access to the secured portion of the credit facility. The $300 million unsecured portion of the unsecured revolving loan and letter of credit facility is also available for the issuance of unsecured letters of credit up to $100 million for our U.S.-based reinsurance operation.

On February 1, 2006, ACGL completed a public offering of $200.0 million principal amount of 8.0% series A non-cumulative preferred shares (“Series A Preferred Shares”) with a liquidation preference of $25.00 per share and received net proceeds of $193.5 million. The net proceeds were used to support the underwriting activities of ACGL’s insurance and reinsurance subsidiaries. ACGL has the right to redeem all or a portion of the Series A Preferred Shares at a redemption price of $25.00 per share on or after February 1, 2011. Dividends on the Series A Preferred Shares are non-cumulative. Consequently, in the event dividends are not declared on the Series A Preferred Shares for any dividend period, holders of Series A Preferred Shares will not be entitled to receive a dividend for such period, and such undeclared dividend will not accrue and will not be payable. Holders of Series A Preferred Shares will be entitled to receive dividend payments only when, as and if declared by ACGL’s board of directors or a duly authorized committee of the board of directors. Any such dividends will be payable from the date of original issue on a non-cumulative basis, quarterly in arrears on the 15th day of February, May, August and November of each year, commencing on May 15, 2006. To the extent declared, these dividends will accumulate, with respect to each dividend period, in an amount per share equal to 8.0% of the liquidation preference per annum.

On February 23, 2006 and May 3, 2006, ACGL’s board of directors declared dividends with respect to the Series A Preferred Shares for the dividend period from February 1, 2006 through May 14, 2006, in an aggregate amount of $4.6 million, to be payable out of lawfully available funds for the payment of dividends under Bermuda law on May 15, 2006 to holders of record as of May 1, 2006. In addition, effective June 30, 2006 and August 14, 2006, respectively, ACGL’s board of directors declared additional partial dividends with respect to the outstanding Series A Preferred Shares for the partial dividend periods from May 15, 2006 through June 30, 2006 and July 1, 2006 through August 14, 2006, in aggregate amounts of $2.0 million and $2.0 million, respectively, in each case, to be payable out of lawfully available funds for the payment of dividends under Bermuda law on August 15, 2006 to holders of record as of August 1, 2006, unless determined otherwise by the Board or the Executive Committee of the Board on or prior to the applicable effective date.

At March 31, 2006, ACGL’s capital of $3.05 billion consisted of $300.0 million of senior notes, representing 9.8% of the total, $200.0 million of Series A Preferred Shares, representing 6.6% of the total, and common shareholders’ equity of $2.55 billion, representing the balance. At December 31, 2005, ACGL’s capital of $2.78 billion consisted of senior notes of $300 million, representing 10.8% of the total, and common shareholders’ equity of $2.48 billion, representing the balance. The increase in capital during 2006 of $269.0 million was primarily attributable to the issuance of Series A Preferred Shares and net income for the 2006 first quarter, partially offset by an after-tax decline in the market value of our investment portfolio of $67.0 million which was primarily due to an increase in the level of interest rates at March 31, 2006.

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

On December 29, 2005, Arch Re Bermuda, our Bermuda-based reinsurer, entered into a quota share reinsurance treaty with Flatiron Re Ltd., a newly-formed Bermuda reinsurance company, pursuant to which Flatiron Re Ltd. is assuming a 45% quota share (the “Treaty”) of certain lines of property and marine business underwritten by Arch Re Bermuda for unaffiliated third parties for the 2006 and 2007 underwriting years (January 1, 2006 to December 31, 2007). The quota share is subject to decrease by Arch Re Bermuda under certain circumstances. In addition, in certain circumstances, Flatiron Re Ltd. may extend at its option the coverage provided by the Treaty to Arch Re Bermuda’s 2008 underwriting year. As a result of the terms of the Treaty, the Company has determined that Flatiron Re Ltd. is a variable interest entity. However, Arch Re Bermuda is not the primary beneficiary of Flatiron Re Ltd. and, as such, we are not required to consolidate the assets, liabilities and results of operations of Flatiron Re Ltd. per FIN 46R. See Note 13, “Commitments and Contingencies,” of

the notes accompanying our consolidated financial statements for further details on the Treaty with Flatiron Re Ltd.

Investments

The finance and investment committee of our board of directors establishes our investment policies and creates guidelines for our investment managers. The finance and investment committee reviews the implementation of the investment strategy on a regular basis. Our current approach stresses preservation of capital, market liquidity and diversification of risk.

Our cash and invested assets were as follows at March 31, 2006 and December 31, 2005:

	March 31,	December 31,
(U.S. dollars in thousands)	2006	2005

Fixed maturities available for sale, at fair value	$5,414,156	$5,280,987
Fixed maturities pledged under securities lending agreements, at fair value (1)	794,583	862,766
Total fixed maturities	6,208,739	6,143,753
Short-term investments available for sale, at fair value	1,052,753	681,887
Short-term investments pledged under securities lending agreements, at fair value (1)	63,700	1,100
Other investments, at fair value	102,351	70,233
Cash	247,906	222,477
Total cash and invested assets (1)	$7,675,449	$7,119,450

(1) In securities lending transactions, we receive collateral in excess of the market value of the fixed maturities and short-term investments pledged under securities lending agreements. For purposes of this table, we have excluded $883.0 million and $893.4 million, respectively, of collateral received which is reflected as “short-term investment of funds received under securities lending agreements, at fair value” and included $858.3 million and $863.9 million, respectively, of “fixed maturities and short-term investments pledged under securities lending agreements, at fair value” at March 31, 2006 and December 31, 2005.

Our investment strategy allows for the use of derivative instruments. We utilize various derivative instruments such as futures contracts as part of the management of our stock index fund investments and to replicate equity investment positions. Derivative instruments may be used to enhance investment performance, to replicate investment positions or to manage market exposures and duration risk that would be allowed under our investment guidelines if implemented in other ways. See Note 7, “Investment Information—Investment-Related Derivatives,” of the notes accompanying our consolidated financial Statements and “Critical Accounting Policies, Estimates and Recent Accounting Policies–Investment-Related Derivatives” for additional disclosures concerning derivatives.

At March 31, 2006 and December 31, 2005, our fixed income portfolio, which includes fixed maturity securities and short-term investments, had an average effective duration of 3.0 years and 3.3 years, respectively, an average Standard & Poor’s quality rating of “AA+” and an average yield to maturity (imbedded book yield), before investment expenses, of 4.6% and 4.2%, respectively.

Reserves for Losses and Loss Adjustment Expenses

We establish reserves for losses and loss adjustment expenses (“Loss Reserves”) which represent estimates involving actuarial and statistical projections, at a given point in time, of our expectations of the ultimate settlement and administration costs of losses incurred. Estimating Loss Reserves is inherently difficult, which is exacerbated by the fact that we are a relatively new company with relatively limited historical experience upon which to base such estimates. We utilize actuarial models as well as available historical insurance industry loss ratio experience and loss development patterns to assist in the establishment of Loss Reserves. Actual losses and loss adjustment expenses paid will deviate, perhaps substantially, from the reserve estimates reflected in our financial statements.

At March 31, 2006 and December 31, 2005, our Loss Reserves, net of unpaid losses and loss adjustment expenses recoverable, by type and by operating segment were as follows:

	March 31,	December 31,
(U.S. dollars in thousands)	2006	2005

Insurance:
Case reserves	$479,678	$421,131
IBNR reserves	1,480,674	1,413,243
Total net reserves	$1,960,352	$1,834,374

Reinsurance:
Case reserves	$545,616	$488,593
Additional case reserves	106,321	116,788
IBNR reserves	1,707,238	1,623,303
Total net reserves	$2,359,175	$2,228,684

Total:
Case reserves	$1,025,294	$909,724
Additional case reserves	106,321	116,788
IBNR reserves	3,187,912	3,036,546
Total net reserves	$4,319,527	$4,063,058

At March 31, 2006 and December 31, 2005, the insurance segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	March 31,	December 31,
(U.S. dollars in thousands)	2006	2005

Casualty	$447,368	$420,113
Programs	322,986	323,527
Construction and surety	296,017	267,569
Property, marine and aviation	282,775	259,686
Executive assurance	252,811	222,949
Professional liability	249,289	226,815
Healthcare	99,822	104,464
Other	9,284	9,251
Total net reserves	$1,960,352	$1,834,374

At March 31, 2006 and December 31, 2005, the reinsurance segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	March 31,	December 31,
(U.S. dollars in thousands)	2006	2005

Casualty	$1,384,021	$1,304,859
Property excluding property catastrophe	290,830	265,355
Other specialty	267,778	267,850
Marine and aviation	180,525	175,364
Property catastrophe	131,544	107,307
Other	104,477	107,949
Total net reserves	$2,359,175	$2,228,684

Calculation of Book Value Per Common Share

The following presents the calculation of book value per common share for March 31, 2006 and December 31, 2005. The shares and per share numbers set forth below exclude the effects of 6,073,040 and 5,637,108 stock options and 95,870 and 93,545 restricted stock units outstanding at March 31, 2006 and December 31, 2005, respectively.

	March 31,	December 31,
(U.S. dollars in thousands, except share data)	2006	2005

Total shareholders’ equity	$2,749,554	$2,480,527
Less preferred shareholders’ equity	(200,000)	—
Common shareholders’ equity	$2,549,554	$2,480,527

Common shares outstanding	73,827,467	73,334,870

Book value per common share	$34.53	$33.82

Market Sensitive Instruments and Risk Management

In accordance with the SEC’s Financial Reporting Release No. 48, we performed a sensitivity analysis to determine the effects that market risk exposures could have on the future earnings, fair values or cash flows of our financial instruments as of March 31, 2006. (See section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Sensitive Instruments and Risk Management” included in our 2005 Annual Report on Form 10-K.) Market risk represents the risk of changes in the fair value of a financial instrument and is comprised of several components, including liquidity, basis and price risks. At March 31, 2006, material changes in market risk exposures that affect the quantitative and qualitative disclosures presented as of December 31, 2005 are as follows:

Interest Rate and General Portfolio Risk

Fixed Maturities and Short-Term Investments. We invest in interest rate sensitive securities, primarily debt securities. We consider the effect of interest rate movements on the market value of our fixed maturities, fixed maturities pledged under securities lending agreements and short-term investments and the corresponding change in unrealized appreciation. As interest rates rise, the market value of our interest rate sensitive securities falls, and the converse is also true. The following table summarizes the effect that an immediate, parallel shift in the interest rate yield curve would have had on the portfolio at March 31, 2006 and December 31, 2005. Based on historical observations, it is unlikely that all interest rate yield curves would shift in the same direction at the same time.

	Interest Rate Shift in Basis Points
(U.S. dollars in millions)	-100	-50	0	50	100

March 31, 2006:
Total market value	$7,552.9	$7,436.7	$7,325.2	$7,216.6	$7,112.5
Market value change from base	3.11%	1.52%	—	(1.48)%	(2.90)%
Change in unrealized value	$227.7	$111.5	—	$(108.6)	$(212.7)

December 31, 2005:
Total market value	$7,060.9	$6,942.1	$6,826.7	$6,715.0	$6,606.9
Market value change from base	3.43%	1.69%	—	(1.64)%	(3.22)%
Change in unrealized value	$234.2	$115.4	—	$(111.7)	$(219.8)

Another method that attempts to measure portfolio risk is Value-at-Risk (“VaR”). VaR attempts to take into account a broad cross-section of risks facing a portfolio by utilizing relevant securities volatility data skewed towards the most recent months and quarters. VaR measures the amount of a portfolio at risk for outcomes 1.65 standard deviations from the mean based on normal market conditions over a one year time horizon and is expressed as a percentage of the portfolio’s initial value. In other words, 95% of the time, should the risks taken into account in the VaR model perform per their historical tendencies, the portfolio’s loss in any one year period is expected to be less than or equal to the calculated VaR, stated as a percentage of the measured portfolio’s initial value. As of March 31, 2006, our portfolio’s VaR was estimated to be 3.04%, compared to an estimated 3.29% at December 31, 2005.

Foreign Currency Exchange Risk

Foreign currency rate risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates. A 10% depreciation of the U.S. Dollar against other currencies under our outstanding contracts at March 31, 2006 and December 31, 2005, net of unrealized appreciation on our securities denominated in currencies other than the U.S. Dollar, would have resulted in unrealized losses of approximately $8.3 million and $7.7 million, respectively, and would have decreased book value per common share by approximately $0.11 and $0.11, respectively. Based on historical observations, it is unlikely that all foreign currency exchange rates would shift against the U.S. Dollar in the same direction and at the same time and, accordingly, the actual effect of foreign currency rate movements may differ materially from the amounts set forth above. For further discussion on foreign exchange activity, please refer to “—Results of Operations.”

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

•            accuracy of those estimates and judgments utilized in the preparation of our financial statements, including those related to revenue recognition, insurance and other reserves, reinsurance recoverables, investment valuations, intangible assets, bad debts, income taxes, contingencies and litigation, and any determination to use the deposit method of accounting, which for a relatively new insurance and reinsurance company, like our company, are even more difficult to make than those made in a mature company since limited historical information has been reported to us through March 31, 2006;

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

Other Financial Information

The interim financial information included in this Quarterly Report on Form 10-Q as of and for the three months ended March 31, 2006 has not been audited by PricewaterhouseCoopers LLP. In reviewing such information, PricewaterhouseCoopers LLP has applied limited procedures in accordance with professional standards for reviews of interim financial information. However, their separate report included in this Quarterly Report on Form 10-Q for the 2006 first quarter states that they did not audit and they do not express an opinion on that interim financial information. Accordingly, you should restrict your reliance on their reports on such information. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their reports on the interim financial information because such reports do not constitute “reports” or “parts” of the registration statements prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act of 1933.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to the information appearing above under the subheading “Market Sensitive Instruments and Risk Management” under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which information is hereby incorporated by reference.

ITEM 4. CONTROLS AND PROCEDURES

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We, in common with the insurance industry in general, are subject to litigation and arbitration in the normal course of our business. As of December 31, 2005, we were not a party to any material litigation or arbitration other than as a part of the ordinary course of business, none of which is expected by management to have a significant adverse effect on our results of operations and financial condition and liquidity.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes ACGL’s purchases of its common shares for the 2006 first quarter:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plan or Programs
1/1/2006-1/31/2006	—	—	—	—
2/1/2006-2/28/2006	11,514	$56.23	—	—
3/1/2006-3/31/2006	—	—	—	—
Total	11,514	$56.23	—	—

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

During the 2006 first quarter, the Audit Committee approved engagements of PricewaterhouseCoopers LLP for the following permitted non-audit services: tax services, tax consulting and tax compliance.

Item 6. Exhibits

Exhibit No.	Description

10	Amended and Restated Arch Capital Group Ltd. Incentive Compensation Plan

15	Accountants’ Awareness Letter (regarding unaudited interim financial information)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCH CAPITAL GROUP LTD.
(REGISTRANT)

/s/ Constantine Iordanou
Date: May 8, 2006	Constantine Iordanou
President and Chief Executive Officer
(Principal Executive Officer) and Director

/s/ John D. Vollaro
Date: May 8, 2006	John D. Vollaro
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10	Amended and Restated Arch Capital Group Ltd. Incentive Compensation Plan

15	Accountants’ Awareness Letter (regarding unaudited interim financial information)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002