Form 10-K/A
period 2005-12-31
ARCH CAPITAL GROUP LTD.
filed 2006-06-23
CIK 947484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

ARCH CAPITAL GROUP LTD.
TABLE OF CONTENTS

i

ANNUAL REPORT ON FORM 10-K/A
For the fiscal year ended December 31, 2005

EXPLANATORY NOTE

This Form 10-K/A (the “10-K/A”) is being filed by Arch Capital Group Ltd. (“ACGL”) to correct certain dates in Exhibit 23 and the Report of the Independent Registered Public Accounting Firm to ACGL’s Financial Statements and Schedules (the “Report”) of ACGL’s Annual Report on Form 10-K for the year ended December 31, 2005 (the “Original 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2006.  The Report should be dated March 13, 2006, and the reference to such Report in Exhibit 23 should be March 13, 2006.  Except as described above, no change has been made to the Original 10-K.

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

June 23, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ CONSTANTINE IORDANOU	President and Chief Executive Officer	June 23, 2006
Constantine Iordanou	(Principal Executive Officer) and Director
/s/ JOHN D. VOLLARO	Executive Vice President, Chief Financial	June 23, 2006
John D. Vollaro	Officer and Treasurer (Principal Financial and Principal Accounting Officer)
*	Chairman and Director	June 23, 2006
Paul B. Ingrey

*	Director	June 23, 2006
Wolfe “Bill” H. Bragin
*	Director	June 23, 2006
John L. Bunce. Jr.
*	Director	June 23, 2006
Sean D. Carney
*	Director	June 23, 2006
Kewsong Lee
*	Director	June 23, 2006
James J. Meenaghan
*	Director	June 23, 2006
John M. Pasquesi

*	Director	June 23, 2006
David R. Tunnell
*	Director	June 23, 2006
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

4.5	Agreement, dated as of January 27, 2004, by and among ACGL and the parties thereto, relating to the Subscription Agreement(gg)
4.6	Indenture and First Supplemental Indenture, dated as of May 4, 2004, between ACGL and JPMorgan Chase Bank, N.A. (formerly JPMorgan Chase Bank) (“JPMCB”)(hh)
10.2.1	Amended and Restated Subscription Agreement, dated as of June 28, 1995, between ACGL and Marsh & McLennan Risk Capital Holdings, Ltd. (“MMRCH”) (“MMRCH Subscription Agreement”)(b)
10.2.2	Amendment, dated October 31, 2000, to MMRCH Subscription Agreement(m)
10.3	Amended and Restated Subscription Agreement, dated as of June 28, 1995, between ACGL and Taracay Investors(b)
10.4.1	Lease Agreement, dated as of September 26, 2002, between Arch Insurance Company (“Arch Insurance”) and BFP One Liberty Plaza Co. LLC (“BFP”) (“Lease”)(aa)
10.4.2	First Lease Modification Agreement, dated as of May 7, 2003, to the Lease(dd)
10.4.3	Second Lease Modification Agreement, dated as of July 31, 2003, to the Lease(dd)
10.4.4	Third Lease Modification Agreement, dated as of February 18, 2004, to the Lease(gg)
10.4.5	Fourth Lease Modification Agreement, dated as of May 13, 2004, to the Lease(ss)
10.4.6	Fifth Lease Modification Agreement, dated as of December 15, 2005, to the Lease (ddd)
10.5	Sublease Surrender Agreement, dated as of July 31, 2003, between Arch Insurance and Folksamerica Reinsurance Company (“Folksamerica”)(dd)
10.6.1	ACGL 1995 Long Term Incentive and Share Award Plan (“1995 Stock Plan”)(b)†
10.6.2	First Amendment to the 1995 Stock Plan(c)†
10.7	ACGL 1999 Long Term Incentive and Share Award Plan (“1999 Stock Plan”)(g)†
10.8	ACGL Long Term Incentive Plan for New Employees(t)†
10.9.1	ACGL 2002 Long Term Incentive and Share Award Plan (“2002 Plan”)(y)†
10.9.2	First Amendment to the 2002 Plan(dd)†
10.10.1	Incentive Compensation Plan of ACGL and its subsidiaries (“Incentive Plan”)(cc)†
10.10.2	Amendment, dated February 26, 2004, to the Incentive Plan(mm)†
10.11	ACGL 2005 Long Term Incentive and Share Award Plan(uu)†
10.12.1	Restricted Share Agreements with ACGL—Executive Officers of ACGL—September 19, 1995 grants(d)†
10.12.2	Restricted Share Agreements with ACGL—Peter A. Appel—April 24, 2000 grant(n) and January 30, 2001 grants(q)†

10.12.3

Restricted Share Agreements with ACGL—Robert Clements—May 5, 2000 grants(n), January 1, 2001 grant(o), January 30, 2001 grants(q), October 23, 2001 grant(r), November 19, 2001 grant(r) and September 22, 2004 grant(jj)†

10.12.4	Restricted Share Agreements with ACGL—Dwight Evans—October 23, 2001 grant(q), February 20, 2003 grant(gg), February 26, 2004 grant(nn) and September 22, 2004 grant(jj)†
10.12.5	Restricted Share Agreements with ACGL—Marc Grandisson—October 23, 2001 grant(q), February 26, 2004 grant(nn), September 22, 2004 grant(jj) and November 15, 2005 grant (ddd)†
10.12.6	Restricted Share Agreement with ACGL—W. Preston Hutchings—July 1, 2005 (ddd)†
10.12.7	Amended and Restated Restricted Share Agreement, dated as of October 23, 2001, between ACGL and Paul Ingrey(aa)†
10.12.8	Restricted Share Agreements with ACGL—Louis T. Petrillo—January 30, 2001 grant(q), February 20, 2003 grant(gg) and September 22, 2004 grant(jj)†
10.12.9	Restricted Share Agreements with ACGL—Constantine Iordanou—January 1, 2002 grants(r), February 26, 2004 grant(nn) and September 22, 2004 grant(jj)†
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

10.13.4	Stock Option Agreements with ACGL—Louis T. Petrillo—January 30, 2001 grant(q), October 23, 2001 grant(q) and September 22, 2004 grant(jj)(qq)†
10.13.5	Stock Option Agreement, dated as of October 23, 2001, between ACGL and Peter A. Appel(r)†
10.13.6	Stock Option Agreements with ACGL—Dwight Evans—September 22, 2004 grant(jj)(rr)†
10.13.7	Stock Option Agreements with ACGL—Marc Grandisson—October 23, 2001 grant(q), September 22, 2004 grant(jj)(qq) and November 15, 2005 (ddd)†
10.13.8	Stock Option Agreement, dated October 23, 2001, between ACGL and Ian Heap(v)†
10.13.9	Stock Option Agreement, dated July 1, 2005, between ACGL and W. Preston Hutchings (ddd)†
10.13.10	Amended and Restated Stock Option Agreement, dated as of October 23, 2001, between ACGL and Paul Ingrey(aa)†
10.13.11	Stock Option Agreements with ACGL—John M. Pasquesi—October 23, 2001 grants(r)†
10.13.12	Stock Option Agreements with ACGL—Constantine Iordanou—January 1, 2002 grant(r) and September 22, 2004 grant(jj)(rr)†

10.13.13	Stock Option Agreements with ACGL—John D. Vollaro—January 18, 2002 grant(x) and September 22, 2004 grant(jj)(rr)†
10.13.14	Stock Option Agreements with ACGL—Ralph E. Jones III—July 1, 2003 grant(cc) and September 22, 2004 grant(jj)(rr)†
10.14.1	Retention Agreement, dated January 4, 2002, by and among ACGL, Arch Capital Group (U.S.) Inc. (“Arch U.S.”) and Robert Clements(r)†
10.14.2	Amendment to Retention Agreement, dated as of April 10, 2003, by and among ACGL, Arch U.S. and Robert Clements(bb)†
10.15.1	Employment and Change in Control Agreement, dated as of May 5, 2000, between ACGL and Louis T. Petrillo(k)†
10.15.2	Employment Agreement, dated as of October 23, 2001, among ACGL, Arch Re Bermuda and Dwight Evans (“Evans Employment Agreement”)(r)†
10.15.3	Amendment, dated as of April 27, 2005, to Evans Employment Agreement(ww)†
10.15.4	Agreement, dated as of December 5, 2005, between ACGL and Dwight Evans(aaa)
10.15.5	Employment Agreement, dated as of October 23, 2001, among ACGL, Arch Re Bermuda and Marc Grandisson (“Grandisson Employment Agreement”)(r)†
10.15.6	Amendment, dated as of November 16, 2005, to Grandisson Employment Agreement (ddd)†
10.15.7	Employment Letter Agreement, dated as of May 29, 2005, between ACGL and W. Preston Hutchings(xx)†
10.15.8	Employment Agreement, dated as of December 20, 2001, among ACGL, Arch U.S. and Constantine Iordanou (“Iordanou Employment Agreement”)(r)†
10.15.9	Amendment, dated as of August 1, 2003, to Iordanou Employment Agreement(ee)†
10.15.10	Employment Agreement, dated as of January 18, 2002, between ACGL and John Vollaro (“Vollaro Employment Agreement”)(x)†
10.15.11	Amendment, dated as of April 27, 2005, to Vollaro Employment Agreement(vv)†
10.15.12	Employment Agreement, dated as of June 4, 2003, between Arch Insurance Group Inc. (“Arch Insurance Group”) and Ralph E. Jones III(cc)†
10.15.13	Agreement, dated as of November 12, 2002, between ACGL and Robert Clements(z)†
10.15.14	Consulting Agreement, dated as of March 17, 2005, between ACGL and Robert Clements(tt)†
10.15.15	Agreement, dated as of September 6, 2005, between ACGL and Robert Clements(yy)†
10.15.16	Agreement, effective as of July 31, 2003, between ACGL and Peter A. Appel(ee)†
10.15.17	Employment Agreement, dated as of April 6, 2004, between ACGL and Paul Ingrey(mm)
10.16	Assumption of Change in Control Agreements(o)†
10.17	ACGL 1995 Employee Stock Purchase Plan(a)†
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

10.32.2	Waiver Letter Agreement related to the Stock Purchase Agreement, dated as of October 5, 2004, signed by Arch Capital Holdings, ACGL and Protective(oo)
12	Statement regarding computation of ratios (ddd)
21	Subsidiaries of Registrant (ddd)
23	Consent of PricewaterhouseCoopers LLP (filed herewith)
24	Powers of Attorney (ddd)
25	Form T-1 Statement of Eligibility of Trustee(pp)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (ddd)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (ddd)
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (ddd)
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (ddd)

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

(ddd)         Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the SEC on March 13, 2006, and incorporated by reference.

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
March 13, 2006

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(q) Recent Accounting Pronouncements

On November 3, 2005, the FASB issued FASB Staff Position FAS115-1 (“FAS115-1”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which replaces the guidance set forth in paragraphs 10-18 of EITF Issue 03-1 (“EITF 03-1”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” and clarifies when an investor should recognize an impairment loss by referencing existing other-than-temporary impairment guidance. The provisions in FAS115-1 are effective for other-than-temporary impairment analysis conducted in periods beginning after December 15, 2005. Earlier application is permitted. The disclosure requirements remain effective as originally issued under EITF 03-1.

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

6.   Deposit Accounting

Certain assumed reinsurance contracts are deemed, under current financial accounting standards, not to transfer insurance risk, and are accounted for using the deposit method of accounting. However, it is possible that the Company could incur financial losses on such contracts. For those contracts that contain an element of underwriting risk, the estimated profit margin is deferred and amortized over the contract period and such amount is included in the Company’s underwriting results. When the estimated profit margin is explicit, the margin is reflected as fee income and any adverse financial results on such contracts are reflected as incurred losses. For the years ended December 31, 2005, 2004 and 2003, the Company recorded $0.4 million, $0.6 million and $7.4 million of fee income on such contracts, respectively. When the estimated profit margin is implicit, the margin is reflected as an offset to paid losses and any adverse financial results on such contracts are reflected as incurred losses. For the years ended December 31, 2005 and 2003, the Company recorded $6.1 million and $4.1 million, respectively, as an offset to paid losses on

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

such contracts. For the year ended December 31, 2004, the Company recorded incurred losses of $0.8 million which were reflected as an increase to paid losses. On a notional basis, the amount of premiums from those contracts that contain an element of underwriting risk was $7.6 million, $81.4 million and $175.6 million, respectively, for the years ended December 31, 2005, 2004 and 2003.

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

F-47

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