Form 10-Q/A
period 2006-03-31
ARCH CAPITAL GROUP LTD.
filed 2006-08-04
CIK 947484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

QUARTERLY REPORT ON FORM 10-Q/A
For the quarterly period ended March 31, 2006

EXPLANATORY NOTE

This Form 10-Q/A (the “10-Q/A”) is being filed by Arch Capital Group Ltd. (“ACGL”) to correct a date in the Report of the Independent Registered Public Accounting Firm related to ACGL’s Financial Statements (the “Report”) within ACGL’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006 (the “Original 10-Q”) filed with the Securities and Exchange Commission (the “SEC”) on May 8, 2006.  The reference to the date of the report in the fourth paragraph should be March 13, 2006.  Except as described above, no change has been made to the Original 10-Q.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2005, and the related consolidated statements of income, changes in shareholders’ equity, comprehensive income, and cash flows for the year then ended, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005; and in our report dated March 13, 2006, we expressed unqualified opinions thereon. The consolidated financial statements and management’s assessment of the effectiveness of internal control over financial reporting referred to above are not presented herein. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2005, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

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

Item 6. Exhibits

Exhibit No.	Description

10	Amended and Restated Arch Capital Group Ltd. Incentive Compensation Plan*

15	Accountants’ Awareness Letter (regarding unaudited interim financial information) (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*       Filed as an exhibit to our Report on Form 10-Q, as filed with the SEC on May 8, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCH CAPITAL GROUP LTD.
(REGISTRANT)

/s/ Constantine Iordanou
Date: August 4, 2006	Constantine Iordanou
President and Chief Executive Officer
(Principal Executive Officer) and Director

/s/ John D. Vollaro
Date: August 4, 2006	John D. Vollaro
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10	Amended and Restated Arch Capital Group Ltd. Incentive Compensation Plan*

15	Accountants’ Awareness Letter (regarding unaudited interim financial information) (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*       Filed as an exhibit to our Report on Form 10-Q, as filed with the SEC on May 8, 2006.