Form 10-Q
period 2006-06-30
ARCH CAPITAL GROUP LTD.
filed 2006-08-04
CIK 947484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐      No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common shares as of the latest practicable date.

Class	Outstanding at July 31, 2006
Common Shares, $0.01 par value	73,943,973

ARCH CAPITAL GROUP LTD.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Arch Capital Group Ltd.:

We have reviewed the accompanying consolidated balance sheet of Arch Capital Group Ltd. and its subsidiaries (the “Company”) as of June 30, 2006, the related consolidated statements of income for each of the three-month and six-month periods ended June 30, 2006 and 2005, and the consolidated statements of changes in shareholders’ equity, comprehensive income and cash flows for the six-month periods ended June 30, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.

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
August 3, 2006

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share data)

	(Unaudited)
	June 30,	December 31,
	2006	2005
Assets
Investments:
Fixed maturities available for sale, at fair value (amortized cost: 2006, $6,023,605; 2005, $5,310,712)	$5,948,595	$5,280,987
Short-term investments available for sale, at fair value (amortized cost: 2006, $969,886; 2005, $679,530)	973,671	681,887
Short-term investment of funds received under securities lending agreements, at fair value	762,226	893,379
Other investments, at fair value (cost: 2006, $119,136; 2005, $59,839)	132,046	70,233
Total investments	7,816,538	6,926,486

Cash	366,373	222,477
Accrued investment income	65,617	62,196
Fixed maturities and short-term investments pledged under securities lending agreements, at fair value	741,901	863,866
Premiums receivable	897,400	672,902
Funds held by reinsureds	84,860	167,739
Unpaid losses and loss adjustment expenses recoverable	1,584,824	1,389,768
Paid losses and loss adjustment expenses recoverable	96,827	80,948
Prepaid reinsurance premiums	444,586	322,435
Deferred income tax assets, net	84,021	71,139
Deferred acquisition costs, net	323,328	317,357
Receivable for securities sold	150,902	220
Other assets	430,536	390,903
Total Assets	$13,087,713	$11,488,436

Liabilities
Reserve for losses and loss adjustment expenses	$6,121,878	$5,452,826
Unearned premiums	1,939,140	1,699,691
Reinsurance balances payable	255,644	150,451
Senior notes	300,000	300,000
Deposit accounting liabilities	46,526	43,104
Securities lending collateral	762,226	893,379
Payable for securities purchased	166,694	12,020
Other liabilities	479,825	456,438
Total Liabilities	10,071,933	9,007,909

Commitments and Contingencies

Shareholders’ Equity
Non-cumulative preferred shares ($0.01 par value, 50,000,000 shares authorized)
- Series A (issued: 2006, 8,000,000)	80	—
- Series B (issued: 2006, 5,000,000)	50	—
Common shares ($0.01 par value, 200,000,000 shares authorized, issued: 2006, 73,937,973; 2005, 73,334,870)	739	733
Additional paid-in capital	1,923,156	1,595,440
Deferred compensation under share award plan	—	(9,646)
Retained earnings	1,168,819	901,348
Accumulated other comprehensive income (loss), net of deferred income tax	(77,064)	(7,348)
Total Shareholders’ Equity	3,015,780	2,480,527
Total Liabilities and Shareholders’ Equity	$13,087,713	$11,488,436

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(U.S. dollars in thousands, except share data)

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues
Net premiums written	$794,558	$723,728	$1,668,277	$1,523,529
(Increase) decrease in unearned premiums	2,892	16,164	(109,226)	(86,569)
Net premiums earned	797,450	739,892	1,559,051	1,436,960
Net investment income	90,503	53,660	170,829	103,576
Net realized gains (losses)	(32,202)	2,105	(35,585)	2,566
Fee income	3,468	1,025	5,273	7,137
Total revenues	859,219	796,682	1,699,568	1,550,239

Expenses
Losses and loss adjustment expenses	462,255	443,918	930,433	869,454
Acquisition expenses	148,581	148,538	278,253	274,671
Other operating expenses	84,367	74,985	167,344	149,160
Interest expense	5,651	5,629	11,206	11,265
Net foreign exchange (gains) losses	1,146	(10,198)	11,399	(13,435)
Total expenses	702,000	662,872	1,398,635	1,291,115

Income before income taxes	157,219	133,810	300,933	259,124

Income tax expense	14,332	7,818	25,756	17,240

Net income	142,887	125,992	275,177	241,884

Preferred dividends	5,039	—	7,706	—

Net income available to common shareholders	$137,848	$125,992	$267,471	$241,884

Net income per common share
Basic	$1.88	$3.65	$3.66	$7.02
Diluted	$1.81	$1.69	$3.52	$3.26

Weighted average common shares and common share equivalents outstanding
Basic (1)	73,188,101	34,563,565	73,044,473	34,464,740
Diluted (1)	76,155,438	74,412,553	76,014,819	74,249,728

(1)          For the 2005 second quarter and six months ended June 30, 2005, basic weighted average common shares and common share equivalents outstanding excluded 37,327,502 and 37,329,441 series A convertible preference shares, respectively. Such shares were included in the diluted weighted average common shares and common share equivalents outstanding. During the 2005 fourth quarter, all remaining series A convertible preference shares were converted into an equal number of common shares.

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(U.S. dollars in thousands)

	(Unaudited)
	Six Months Ended
	June 30,
	2006	2005
Series A Convertible Preference Shares
Balance at beginning of year	$—	$373
Converted to common shares	—	(0)
Balance at end of period	—	373

Non-Cumulative Preferred Shares
Series A preferred shares issued	80	—
Series B preferred shares issued	50	—
Balance at end of period	130	—

Common Shares
Balance at beginning of year	733	349
Common shares issued, net	6	4
Balance at end of period	739	353

Additional Paid-in Capital
Balance at beginning of year	1,595,440	1,560,291
Cumulative effect of change in accounting for unearned stock grant compensation	(9,646)	—
Series A non-cumulative preferred shares issued	193,388	—
Series B non-cumulative preferred shares issued	120,866	—
Common shares issued	410	1,698
Exercise of stock options	15,572	7,430
Common shares retired	(658)	(846)
Amortization of share-based compensation	7,510	—
Other	274	382
Balance at end of period	1,923,156	1,568,955

Deferred Compensation Under Share Award Plan
Balance at beginning of year	(9,646)	(9,879)
Cumulative effect of change in accounting for unearned stock grant compensation	9,646	—
Restricted common shares issued	—	(291)
Deferred compensation expense recognized	—	3,781
Balance at end of period	—	(6,389)

Retained Earnings
Balance at beginning of year	901,348	644,862
Dividends declared on preferred shares	(7,706)	—
Net income	275,177	241,884
Balance at end of period	1,168,819	886,746

Accumulated Other Comprehensive Income (Loss)
Balance at beginning of year	(7,348)	45,910
Change in unrealized appreciation (decline) in value of investments, net of deferred income tax	(64,272)	8,514
Foreign currency translation adjustments, net of deferred income tax	(5,444)	(1,070)
Balance at end of period	(77,064)	53,354

Total Shareholders’ Equity	$3,015,780	$2,503,392

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

 (U.S. dollars in thousands)

	(Unaudited)
	Six Months Ended
	June 30,
	2006	2005
Comprehensive Income
Net income	$275,177	$241,884
Other comprehensive income (loss), net of deferred income tax
Unrealized decline in value of investments:
Unrealized holding gains (losses) arising during period	(97,560)	9,239
Reclassification of net realized (gains) losses, net of income taxes, included in net income	33,288	(725)
Foreign currency translation adjustments	(5,444)	(1,070)
Other comprehensive income (loss)	(69,716)	7,444
Comprehensive Income	$205,461	$249,328

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	(Unaudited)
	Six Months Ended
	June 30,
	2006	2005
Operating Activities
Net income	$275,177	$241,884
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized (gains) losses	35,673	(1,022)
Share-based compensation	7,510	4,073
Changes in:
Reserve for losses and loss adjustment expenses, net of unpaid losses and loss adjustment expenses recoverable	473,996	501,499
Unearned premiums, net of prepaid reinsurance premiums	117,298	85,143
Premiums receivable	(224,498)	(101,883)
Deferred acquisition costs, net	(5,971)	(25,785)
Funds held by reinsureds	82,879	10,663
Reinsurance balances payable	105,193	(25,664)
Paid losses and loss adjustment expenses recoverable	(15,879)	(1,593)
Deferred income tax assets, net	(5,555)	5,142
Other liabilities	18,331	18,171
Other items, net	(41,000)	(25,035)
Net Cash Provided By Operating Activities	823,154	685,593

Investing Activities
Purchases of fixed maturity investments	(8,196,081)	(1,985,427)
Proceeds from sales of fixed maturity investments	7,440,922	1,194,890
Proceeds from redemptions and maturities of fixed maturity investments	96,360	163,973
Purchases of other investments	(63,813)	—
Proceeds from sale of other investments	6,062	1,986
Net purchases of short-term investments	(279,297)	(9,528)
Change in short-term investment of funds received under securities lending agreements, at fair value	131,153	—
Purchases of furniture, equipment and other	(8,679)	(7,588)
Net Cash Used For Investing Activities	(873,373)	(641,694)

Financing Activities
Proceeds from common shares issued, net of repurchases	11,212	5,568
Proceeds from preferred shares issued, net of issuance costs	314,538	—
Change in securities lending collateral	(131,153)	—
Excess tax benefits from share-based compensation	3,143	—
Preferred dividends paid	(4,622)	—
Net Cash Provided By Financing Activities	193,118	5,568

Effects of exchange rate changes on foreign currency cash	997	(502)
Increase in cash	143,896	48,965
Cash beginning of year	222,477	113,052
Cash end of period	$366,373	$162,017
Income taxes paid, net	$32,407	$34,958
Interest paid	$11,067	$11,141

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted; however, management believes that the disclosures are adequate to make the information presented not misleading. This report should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2005, including the Company’s audited consolidated financial statements and related notes and the section entitled “Risk Factors.”

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

As required by the provisions of SFAS No. 123(R), the Company recorded after-tax share-based compensation expense of $1.7 million, or $0.02 per basic and diluted share, related to stock option awards for the 2006 second quarter, net of tax benefits of $0.4 million. For the six months ended June 30, 2006, the Company recorded after-tax share-based compensation expense of $2.8 million, or $0.04 per basic and diluted share, net of tax benefits of $0.7 million. The share-based compensation expense associated with stock options that have graded vesting features and vest based on service conditions only (i) granted after the effective date of adoption is calculated on a straight-line basis over the requisite service periods of the related options and (ii) granted prior to the effective date of adoption and that remain unvested as of the date of adoption is calculated on a graded-vesting basis as prescribed under FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans—an interpretation of APB Opinions No. 15 and 25,” over the remaining requisite service periods of the related options. These charges had no impact on the Company’s cash flows or total shareholders’ equity.

Under the modified prospective method of transition under SFAS No.123(R), the Company is not required to restate its prior period financial statements to reflect expensing of share-based compensation under SFAS No. 123(R). Therefore, the results for the 2006 periods are not comparable to the 2005 periods. As required by SFAS No.123(R), the Company has presented pro forma disclosures of its net income and earnings per share for the 2005 second quarter and six months ended June 30, 2005 assuming the estimated fair value of the options granted prior to January 1, 2006 is amortized to expense over the requisite service period, as indicated below:

	(Unaudited)	(Unaudited)
	Three Months Ended	Six Months Ended
(U.S. dollars in thousands, except share data)	June 30, 2005	June 30, 2005

Net income, as reported	$125,992	$241,884
Total share-based employee compensation expense under fair value method, net of income taxes	(1,119)	(2,196)
Pro forma net income	$124,873	$239,688

Earnings per share – basic:
As reported	$3.65	$7.02
Pro forma	$3.61	$6.95
Earnings per share – diluted:
As reported	$1.69	$3.26
Pro forma	$1.68	$3.22

For purposes of disclosure in the foregoing table and for purposes of determining estimated fair value under SFAS No. 123(R), the Company has computed the estimated fair values of share-based compensation related to stock options using the Black-Scholes option valuation model and has applied the assumptions set forth in the following table. Awards granted prior to September 2005 generally vest over a two year period: one-third immediately on the grant date and one-third on the first and second anniversaries of the grant date. In September 2005, the Company’s board of directors approved a longer vesting period for future awards to vest over a three year period: one-third on the first, second and third anniversaries of the grant date. The Company increased the expected life assumption for stock options granted beginning in September 2005 to six years after considering the increase in the vesting period, the ten year contractual term of the option awards, the historical share option exercise experience, peer data and guidance from the Securities and Exchange Commission as contained in Staff Accounting Bulletin No. 107 permitting the initial application of a “simplified” method, which is based on the average of the vesting term and the contractual term of the option. Previously, the Company calculated the estimated life based on the expectation that options would be exercised within five years on average after consideration of the vesting and contractual terms, historical share option exercise experience and peer data.

The Company based its estimate of expected volatility for options granted in the 2006 second quarter and six months ended June 30, 2006 on daily historical trading data of its common shares from September 20, 2002, the date marking the completion of the Company’s transition as a worldwide insurance and reinsurance company, through the last day of the applicable period. For options granted in the 2005 second quarter and six months ended June 30, 2005, the Company based its volatility estimate under the same method as the 2006 second quarter and six months ended June 30, 2006, using the period from September 20, 2002 through the last day of the applicable period.

	(Unaudited)
	Three Months Ended
	June 30,
	2006	2005

Dividend yield	0.0%	0.0%
Expected volatility	20.5%	21.0%
Risk free interest rate	4.76%	3.70%
Expected option life	6.0 years	5.0 years

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

A summary of option activity under the Company’s Long term Incentive and Share Award Plans during the six months ended June 30, 2006 is presented below:

	(Unaudited)
	Six Months Ended
	June 30, 2006
	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of year	5,637,108	$26.30
Granted	848,250	$56.26
Exercised	(494,713)	$23.99
Forfeited or expired	(14,499)	$44.95
Outstanding, end of period	5,976,146	$30.70
Exercisable, end of period	4,621,539	$24.49

The weighted average remaining contractual life of the Company’s outstanding and exercisable stock options at June 30, 2006 was 6.4 years and 5.5 years, respectively. The aggregate intrinsic value of the Company’s outstanding and exercisable stock options at June 30, 2006 was $171.9 million and $161.6 million, respectively. The Company received proceeds of approximately $11.9 million from the exercise of stock options during the six months ended June 30, 2006.

The weighted average grant-date fair value of options during the six months ended June 30, 2006 was $18.13 per option based on the Black-Scholes option pricing model. The aggregate intrinsic value of options exercised during the six months ended June 30, 2006 was approximately $15.4 million and represents the difference between the exercise price of the option and the closing market price of the Company’s common shares on the exercise dates. As of June 30, 2006, there was approximately $16.2 million of unrecognized compensation cost related to nonvested stock options. Such cost is expected to be recognized over a weighted average period of 2.02 years.

At June 30, 2006, approximately 1,586,000 and 7,000 shares are available for grant under the 2005 and 2002 share award plans, respectively. The Company issues new shares upon exercise of stock options and when granting restricted shares. For a description of the Company’s share award plans and the number of shares authorized for awards of options or other equity instruments, refer to Note 13, “Share Capital–Long Term Incentive and Share Award Plans,” of the notes accompanying the Company’s consolidated financial statements contained in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2005.

Restricted Common Shares and Restricted Units

As discussed above, effective January 1, 2006, the Company adopted the fair value method of accounting for share-based compensation arrangements in accordance with SFAS No.123(R), which governs the accounting for all share-based compensation. Under the fair value method of accounting pursuant to SFAS No. 123(R), the fair value for restricted shares and units is measured by the grant-date price of the Company’s shares. No value is attributed to awards that employees forfeit because they fail to satisfy vesting conditions. As such, the number of shares granted is reduced by assumed forfeitures and adjusted based on actual forfeitures until vesting. Such expense is amortized over the requisite service period of the related awards. Restricted share and unit awards granted prior to September 2005 generally vest over a two year period: one-third immediately on the grant date and one-third on the first and second anniversaries of the grant date. In September 2005, the Company’s board of directors approved a longer vesting period for future restricted share and unit awards to vest over a three year period: one-third on the first, second and third anniversaries of the grant date.

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

The Company recorded $1.8 million of share-based compensation expense, net of a tax benefit of $0.3 million, related to restricted share and unit awards for the 2006 second quarter as required by the provisions of SFAS No.123(R), compared to $1.6 million, net of a tax benefit of $0.4 million, for the 2005 second quarter. The Company recorded $3.5 million of share-based compensation expense, net of a tax benefit of $0.5 million, related to restricted share and unit awards for the six months ended June 30, 2006, compared to $3.3 million, net of a tax benefit of $0.8 million, for the six months ended June 30, 2005. The share-based compensation expense associated with restricted share and unit awards have graded vesting features and vest based on service conditions only (i) granted after the effective date of adoption is calculated on a straight-line basis over the requisite service periods of the related awards and (ii) granted prior to the effective date of adoption and that remain unvested as of the date of adoption is calculated on a graded-vesting basis over the remaining requisite service periods of the related awards. These charges had no impact on the Company’s cash flows or total shareholders’ equity.

A summary of restricted share activity under the Company’s Long Term Incentive and Share Award Plans during the six months ended June 30, 2006 is presented below:

	(Unaudited)
	Six Months Ended
	June 30, 2006
	Nonvested Shares	Weighted Average Grant Date Fair Value
Unvested balance, beginning of year	666,504	$33.14
Granted	114,740	$56.67
Vested	(63,965)	$38.92
Forfeited	(1,476)	$46.64
Unvested balance, end of period	715,803	$36.37

As of June 30, 2006, 95,419 restricted units were outstanding with an aggregate intrinsic value of $5.7 million. The aggregate intrinsic value of 6,826 restricted units converted during the six months ended June 30, 2006 was $0.4 million. As of June 30, 2006, there were $12.0 million and $0.6 million, respectively, of unrecognized compensation costs related to unvested restricted share and unit awards which are expected to be recognized over a weighted-average period of 1.16 years and 1.35 years, respectively. The total weighted average fair value of restricted shares that vested during the six months ended June 30, 2006 was $3.7 million, or $57.10 per share.

3.      Share Transactions

During 2006, ACGL completed two public offerings of non-cumulative preferred shares (“Preferred Shares”). On February 1, 2006, $200.0 million principal amount of 8.0% series A non-cumulative preferred shares (“Series A Preferred Shares”) were issued with net proceeds of $193.5 million and, on May 24, 2006, $125.0 million principal amount of 7.875% series B non-cumulative preferred shares (“Series B Preferred Shares”) were issued with net proceeds of $120.9 million. The net proceeds of the offerings were used to support the underwriting activities of ACGL’s insurance and reinsurance subsidiaries. ACGL has the right to redeem all or a portion of each series of Preferred Shares at a redemption price of $25.00 per share on or after (1) February 1, 2011 for the Series A Preferred Shares and (2) May 15, 2011 for the Series B Preferred Shares. Dividends on the Preferred Shares are non-cumulative. Consequently, in the event dividends are not declared on the Preferred Shares for any dividend period, holders of Preferred Shares will not be entitled to receive a dividend for such period, and such undeclared dividend will not accrue and will not be payable. Holders of Preferred Shares will be entitled to receive dividend payments only when, as and if declared by ACGL’s board of directors or a duly authorized committee of the board of directors. Any such dividends will be payable from the date of original issue on a non-cumulative basis, quarterly in arrears. To the extent declared, these dividends will accumulate, with respect to each dividend period, in an amount per share equal to 8.0% of the $25.00 liquidation preference per annum for the Series A Preferred Shares and 7.875% of the $25.00 liquidation preference per annum for the Series B Preferred Shares. At June 30, 2006, the Company had declared an aggregate of $3.1 million of dividends to be paid to holders of the Preferred Shares.

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

The corporate and other segment (non-underwriting) includes net investment income, other fee income, net of related expenses, other expenses incurred by the Company, interest expense, net realized gains or losses, net foreign exchange gains or losses and income taxes. In addition, results for the corporate and other segment include dividends on the Company’s non-cumulative preferred shares.

The following tables set forth an analysis of the Company’s underwriting income by segment, together with a reconciliation of underwriting income to net income available to common shareholders:

	(Unaudited)
	Three Months Ended
	June 30, 2006
(U.S. dollars in thousands)	Insurance	Reinsurance	Total

Gross premiums written (1)	$647,817	$499,241	$1,136,274
Net premiums written (1)	409,302	385,256	794,558

Net premiums earned (1)	$385,877	$411,573	$797,450
Fee income	1,253	2,215	3,468
Losses and loss adjustment expenses	(251,172)	(211,083)	(462,255)
Acquisition expenses, net	(41,275)	(107,306)	(148,581)
Other operating expenses	(63,689)	(14,179)	(77,868)
Underwriting income	$30,994	$81,220	112,214

Net investment income			90,503
Net realized losses			(32,202)
Other expenses			(6,499)
Interest expense			(5,651)
Net foreign exchange losses			(1,146)
Income before income taxes			157,219
Income tax expense			(14,332)

Net income			142,887
Preferred dividends			(5,039)
Net income available to common shareholders			$137,848

Underwriting Ratios
Loss ratio	65.1%	51.3%	58.0%
Acquisition expense ratio (2)	10.5%	26.1%	18.5%
Other operating expense ratio	16.5%	3.4%	9.8%
Combined ratio	92.1%	80.8%	86.3%

(1)             Certain amounts included in the gross premiums written of each segment are related to intersegment transactions. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total. The insurance segment and reinsurance segment results include nil and $10.9 million, respectively, of gross and net premiums written and $0.5 million and $12.3 million, respectively, of net premiums earned assumed through intersegment transactions.

(2)             The acquisition expense ratio is adjusted to include certain fee income.

	(Unaudited)
	Three Months Ended
	June 30, 2005
(U.S. dollars in thousands)	Insurance	Reinsurance	Total

Gross premiums written (1)	$577,420	$376,803	$940,753
Net premiums written (1)	373,672	350,056	723,728

Net premiums earned (1)	$354,086	$385,806	$739,892
Fee income	1,003	22	1,025
Losses and loss adjustment expenses	(229,971)	(213,947)	(443,918)
Acquisition expenses, net	(35,095)	(113,443)	(148,538)
Other operating expenses	(57,543)	(11,905)	(69,448)
Underwriting income	$32,480	$46,533	79,013

Net investment income			53,660
Net realized gains			2,105
Other expenses			(5,537)
Interest expense			(5,629)
Net foreign exchange gains			10,198
Income before income taxes			133,810
Income tax expense			(7,818)

Net income			125,992
Preferred dividends			—
Net income available to common shareholders			$125,992

Underwriting Ratios
Loss ratio	64.9%	55.5%	60.0%
Acquisition expense ratio (2)	9.7%	29.4%	20.0%
Other operating expense ratio	16.3%	3.1%	9.4%
Combined ratio	90.9%	88.0%	89.4%

(1)             Certain amounts included in the gross premiums written of each segment are related to intersegment transactions. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total. The insurance segment and reinsurance segment results include $0.7 million and $12.8 million, respectively, of gross and net premiums written and $1.2 million and $14.7 million, respectively, of net premiums earned assumed through intersegment transactions.

(2)             The acquisition expense ratio is adjusted to include certain fee income.

	(Unaudited)
	Six Months Ended
	June 30, 2006
(U.S. dollars in thousands)	Insurance	Reinsurance	Total

Gross premiums written (1)	$1,263,301	$1,063,909	$2,304,088
Net premiums written (1)	806,556	861,721	1,668,277

Net premiums earned (1)	$766,131	$792,920	$1,559,051
Fee income	2,657	2,616	5,273
Losses and loss adjustment expenses	(499,174)	(431,259)	(930,433)
Acquisition expenses, net	(79,160)	(199,093)	(278,253)
Other operating expenses	(125,765)	(27,431)	(153,196)
Underwriting income	$64,689	$137,753	202,442

Net investment income			170,829
Net realized losses			(35,585)
Other expenses			(14,148)
Interest expense			(11,206)
Net foreign exchange losses			(11,399)
Income before income taxes			300,933
Income tax expense			(25,756)

Net income			275,177
Preferred dividends			(7,706)
Net income available to common shareholders			$267,471

Underwriting Ratios
Loss ratio	65.2%	54.4%	59.7%
Acquisition expense ratio (2)	10.1%	25.1%	17.7%
Other operating expense ratio	16.4%	3.5%	9.8%
Combined ratio	91.7%	83.0%	87.2%

(1)             Certain amounts included in the gross premiums written of each segment are related to intersegment transactions. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total. The insurance segment and reinsurance segment results include $0.8 million and $22.4 million, respectively, of gross and net premiums written and $1.4 million and $25.1 million, respectively, of net premiums earned assumed through intersegment transactions.

(2)             The acquisition expense ratio is adjusted to include certain fee income.

	(Unaudited)
	Six Months Ended
	June 30, 2005
(U.S. dollars in thousands)	Insurance	Reinsurance	Total

Gross premiums written (1)	$1,084,164	$865,598	$1,921,445
Net premiums written (1)	695,780	827,749	1,523,529

Net premiums earned (1)	$675,122	$761,838	$1,436,960
Fee income	2,492	4,645	7,137
Losses and loss adjustment expenses	(436,833)	(432,621)	(869,454)
Acquisition expenses, net	(61,776)	(212,895)	(274,671)
Other operating expenses	(114,830)	(22,821)	(137,651)
Underwriting income	$64,175	$98,146	162,321

Net investment income			103,576
Net realized gains			2,566
Other expenses			(11,509)
Interest expense			(11,265)
Net foreign exchange gains			13,435
Income before income taxes			259,124
Income tax expense			(17,240)

Net income			241,884
Preferred dividends			—
Net income available to common shareholders			$241,884

Underwriting Ratios
Loss ratio	64.7%	56.8%	60.5%
Acquisition expense ratio (2)	8.9%	27.9%	19.0%
Other operating expense ratio	17.0%	3.0%	9.6%
Combined ratio	90.6%	87.7%	89.1%

(1)             Certain amounts included in the gross premiums written of each segment are related to intersegment transactions. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total. The insurance segment and reinsurance segment results include $1.5 million and $26.8 million, respectively, of gross and net premiums written and $2.4 million and $31.1 million, respectively, of net premiums earned assumed through intersegment transactions.

(2)             The acquisition expense ratio is adjusted to include certain fee income.

The following tables set forth the insurance segment’s net premiums written and earned by major line of business, together with net premiums written by client location:

	(Unaudited)
	Three Months Ended
	June 30,
	2006		2005
INSURANCE SEGMENT (U.S. dollars in thousands)	Amount	% of Total	Amount	% of Total

Net premiums written (1)
Property, marine and aviation	$74,712	18.2	$68,090	18.2
Construction and surety	66,717	16.3	48,362	12.9
Casualty	66,643	16.3	72,502	19.4
Professional liability	63,555	15.5	56,757	15.2
Programs	56,512	13.8	58,524	15.7
Executive assurance	53,841	13.2	44,503	11.9
Healthcare	14,199	3.5	12,626	3.4
Other	13,123	3.2	12,308	3.3
Total	$409,302	100.0	$373,672	100.0

Net premiums earned (1)
Property, marine and aviation	$54,783	14.2	$55,534	15.7
Construction and surety	67,967	17.6	56,448	15.9
Casualty	61,121	15.9	73,687	20.8
Professional liability	65,639	17.0	50,495	14.3
Programs	57,478	14.9	53,154	15.0
Executive assurance	49,707	12.9	34,658	9.8
Healthcare	17,869	4.6	16,339	4.6
Other	11,313	2.9	13,771	3.9
Total	$385,877	100.0	$354,086	100.0

Net premiums written by client location (1)
United States	$343,923	84.0	$325,850	87.2
Europe	39,886	9.8	29,195	7.8
Other	25,493	6.2	18,627	5.0
Total	$409,302	100.0	$373,672	100.0

(1)             Insurance segment results include premiums written and earned assumed through intersegment transactions of nil and $0.5 million, respectively, for the 2006 second quarter and $0.7 million and $1.2 million, respectively, for the 2005 second quarter. Insurance segment results exclude premiums written and earned ceded through intersegment transactions of $10.9 million and $12.3 million, respectively, for the 2006 second quarter and $12.8 million and $14.7 million, respectively, for the 2005 second quarter.

	(Unaudited)
	Six Months Ended
	June 30,
	2006		2005
INSURANCE SEGMENT (U.S. dollars in thousands)	Amount	% of Total	Amount	% of Total

Net premiums written (1)
Construction and surety	$147,346	18.3	$110,802	15.9
Property, marine and aviation	143,358	17.8	110,182	15.8
Professional liability	126,009	15.6	103,658	14.9
Casualty	117,393	14.6	136,301	19.6
Programs	117,046	14.5	111,791	16.1
Executive assurance	99,432	12.3	68,520	9.8
Healthcare	32,314	4.0	29,062	4.2
Other	23,658	2.9	25,464	3.7
Total	$806,556	100.0	$695,780	100.0

Net premiums earned (1)
Construction and surety	$134,670	17.6	$107,112	15.9
Property, marine and aviation	117,751	15.4	99,083	14.7
Professional liability	119,684	15.6	97,297	14.4
Casualty	123,929	16.2	142,953	21.2
Programs	114,867	15.0	108,465	16.0
Executive assurance	99,783	13.0	59,293	8.8
Healthcare	34,546	4.5	33,339	4.9
Other	20,901	2.7	27,580	4.1
Total	$766,131	100.0	$675,122	100.0

Net premiums written by client location (1)
United States	$668,388	82.9	$611,774	87.9
Europe	87,466	10.8	56,301	8.1
Other	50,702	6.3	27,705	4.0
Total	$806,556	100.0	$695,780	100.0

(1)             Insurance segment results include premiums written and earned assumed through intersegment transactions of $0.8 million and $1.4 million, respectively, for the six months ended June 30, 2006 and $1.5 million and $2.4 million, respectively, for the six months ended June 30, 2005. Insurance segment results exclude premiums written and earned ceded through intersegment transactions of $22.4 million and $25.1 million, respectively, for the six months ended June 30, 2006 and $26.8 million and $31.1 million, respectively, for the six months ended June 30, 2005.

The following tables set forth the reinsurance segment’s net premiums written and earned by major line of business and type of business, together with net premiums written by client location:

	(Unaudited)
	Three Months Ended
	June 30,
	2006		2005
REINSURANCE SEGMENT (U.S. dollars in thousands)	Amount	% of Total	Amount	% of Total

Net premiums written (1)
Casualty (2)	$176,116	45.7	$160,646	45.9
Property excluding property catastrophe	88,785	23.0	81,341	23.2
Other specialty	64,493	16.7	74,988	21.4
Property catastrophe	33,786	8.8	9,361	2.7
Marine and aviation	20,626	5.4	18,089	5.2
Other	1,450	0.4	5,631	1.6
Total	$385,256	100.0	$350,056	100.0

Net premiums earned (1)
Casualty (2)	$183,474	44.6	$176,399	45.7
Property excluding property catastrophe	81,668	19.8	87,488	22.7
Other specialty	70,970	17.2	68,545	17.8
Property catastrophe	49,481	12.0	21,768	5.6
Marine and aviation	23,701	5.8	20,619	5.3
Other	2,279	0.6	10,987	2.9
Total	$411,573	100.0	$385,806	100.0

Net premiums written (1)
Pro rata	$288,439	74.9	$305,842	87.4
Excess of loss	96,817	25.1	44,214	12.6
Total	$385,256	100.0	$350,056	100.0

Net premiums earned (1)
Pro rata	$321,438	78.1	$294,526	76.3
Excess of loss	90,135	21.9	91,280	23.7
Total	$411,573	100.0	$385,806	100.0

Net premiums written by client location (1)
United States	$228,677	59.4	$185,116	52.9
Europe	111,663	29.0	109,970	31.4
Bermuda	23,843	6.2	17,314	5.0
Canada	8,649	2.2	20,721	5.9
Asia and Pacific	7,419	1.9	9,829	2.8
Other	5,005	1.3	7,106	2.0
Total	$385,256	100.0	$350,056	100.0

(1)             Reinsurance segment results include premiums written and earned assumed through intersegment transactions of $10.9 million and $12.3 million, respectively, for the 2006 second quarter and $12.8 million and $14.7 million, respectively, for the 2005 second quarter. Reinsurance segment results exclude premiums written and earned ceded through intersegment transactions of nil and $0.5 million, respectively, for the 2006 second quarter and $0.7 million and $1.2 million, respectively, for the 2005 second quarter.

(2)             Includes professional liability and executive assurance business.

	(Unaudited)
	Six Months Ended
	June 30,
	2006		2005
REINSURANCE SEGMENT (U.S. dollars in thousands)	Amount	% of Total	Amount	% of Total

Net premiums written (1)
Casualty (2)	$339,104	39.3	$371,515	44.9
Property excluding property catastrophe	195,567	22.7	169,536	20.5
Other specialty	157,757	18.3	166,017	20.1
Property catastrophe	104,122	12.1	53,924	6.5
Marine and aviation	61,978	7.2	48,118	5.8
Other	3,193	0.4	18,639	2.2
Total	$861,721	100.0	$827,749	100.0

Net premiums earned (1)
Casualty (2)	$354,671	44.7	$389,660	51.1
Property excluding property catastrophe	161,288	20.3	144,983	19.0
Other specialty	128,889	16.3	119,299	15.7
Property catastrophe	98,587	12.4	46,529	6.1
Marine and aviation	47,351	6.0	42,610	5.6
Other	2,134	0.3	18,757	2.5
Total	$792,920	100.0	$761,838	100.0

Net premiums written (1)
Pro rata	$560,973	65.1	$625,489	75.6
Excess of loss	300,748	34.9	202,260	24.4
Total	$861,721	100.0	$827,749	100.0

Net premiums earned (1)
Pro rata	$616,726	77.8	$572,138	75.1
Excess of loss	176,194	22.2	189,700	24.9
Total	$792,920	100.0	$761,838	100.0

Net premiums written by client location (1)
United States	$505,992	58.7	$444,530	53.7
Europe	238,926	27.7	265,465	32.1
Bermuda	67,682	7.9	44,378	5.4
Canada	18,205	2.1	42,057	5.1
Asia and Pacific	13,808	1.6	15,399	1.8
Other	17,108	2.0	15,920	1.9
Total	$861,721	100.0	$827,749	100.0

(1)             Reinsurance segment results include premiums written and earned assumed through intersegment transactions of $22.4 million and $25.1 million, respectively, for the six months ended June 30, 2006 and $26.8 million and $31.1 million, respectively, for the six months ended June 30, 2005. Reinsurance segment results exclude premiums written and earned ceded through intersegment transactions of $0.8 million and $1.4 million, respectively, for the six months ended June 30, 2006 and $1.5 million and $2.4 million, respectively, for the six months ended June 30, 2005.

(2)             Includes professional liability and executive assurance business.

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

The effects of reinsurance on the Company’s written and earned premiums and losses and loss adjustment expenses with unaffiliated reinsurers were as follows:

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(U.S. dollars in thousands)	2006	2005	2006	2005

Premiums Written
Direct	$635,250	$559,357	$1,236,949	$1,057,682
Assumed	501,024	381,396	1,067,139	863,763
Ceded	(341,716)	(217,025)	(635,811)	(397,916)
Net	$794,558	$723,728	$1,668,277	$1,523,529

Premiums Earned
Direct	$609,486	$535,780	$1,184,904	$1,025,591
Assumed	477,244	401,109	896,521	792,500
Ceded	(289,280)	(196,997)	(522,374)	(381,131)
Net	$797,450	$739,892	$1,559,051	$1,436,960

Losses and Loss Adjustment Expenses
Direct	$485,740	$326,084	$867,845	$626,798
Assumed	249,357	228,112	495,966	449,474
Ceded	(272,842)	(110,278)	(433,378)	(206,818)
Net	$462,255	$443,918	$930,433	$869,454

The Company monitors the financial condition of its reinsurers and attempts to place coverages only with substantial, financially sound carriers. At June 30, 2006 and December 31, 2005, approximately 94.0% and 92.6%, respectively, of the Company’s reinsurance recoverables on paid and unpaid losses (not including prepaid reinsurance premiums) of $1.68 billion and $1.47 billion, respectively, were due from carriers which had an A.M. Best rating of “A-” or better. At June 30, 2006 and December 31, 2005, the largest reinsurance recoverables from any one carrier were less than 5.9% and 5.6%, respectively, of the Company’s total shareholders’ equity.

6.      Deposit Accounting

Certain assumed reinsurance contracts are deemed, under GAAP, not to transfer insurance risk, and are accounted for using the deposit method of accounting. However, it is possible that the Company could incur financial losses on such contracts. For those contracts that contain an element of underwriting risk, the estimated profit margin is deferred and amortized over the contract period and such amount is included in the Company’s underwriting results. When the estimated profit margin is explicit, the margin is reflected as fee income and any adverse financial results on such contracts are reflected as incurred losses. The Company recorded fee income on such contracts of $2.3 million and nil, respectively, for the 2006 second quarter and 2005 second quarter, and $2.6 million and $0.1 million, respectively, for the six months ended June 30, 2006 and 2005. When the estimated profit margin is implicit, the margin is reflected as an offset to paid losses and any adverse financial results on such contracts are reflected as incurred losses. The Company recorded an offset to paid losses on such contracts of $0.7 million and $2.1 million, respectively, for the 2006 second quarter and 2005 second quarter, and $1.3 million and $3.8 million, respectively, for the six months ended June 30, 2006 and 2005. On a notional basis, the amount of premiums from those contracts that contain an element of underwriting risk was $5.3 million and $3.5 million, respectively, for the 2006 second quarter and 2005 second quarter, and $11.3 million and $9.6 million, respectively, for the six months ended June 30, 2006 and 2005.

In making any determination to account for a contract using the deposit method of accounting, the Company is required to make many estimates and judgments under GAAP. The accounting principles governing the deposit method of accounting are currently under review by the FASB.

7.      Investment Information

The following table summarizes the Company’s invested assets:

	(Unaudited)
	June 30,	December 31,
(U.S. dollars in thousands)	2006	2005

Fixed maturities available for sale, at fair value	$5,948,595	$5,280,987
Fixed maturities pledged under securities lending agreements, at fair value (1)	740,966	862,766
Total fixed maturities	6,689,561	6,143,753
Short-term investments available for sale, at fair value	973,671	681,887
Short-term investments pledged under securities lending agreements, at fair value (1)	935	1,100
Other investments, at fair value	132,046	70,233
Total invested assets (1)	$7,796,213	$6,896,973

(1) In securities lending transactions, the Company receives collateral in excess of the market value of the fixed maturities and short-term investments pledged under securities lending agreements. For purposes of this table, the Company has excluded $762.2 million and $893.4 million, respectively, of collateral received which is reflected as “short-term investment of funds received under securities lending agreements, at fair value” and included $741.9 million and $863.9 million, respectively, of “fixed maturities and short-term investments pledged under securities lending agreements, at fair value” at June 30, 2006 and December 31, 2005.

Fixed Maturities and Fixed Maturities Pledged Under Securities Lending Agreements

The following table summarizes the Company’s fixed maturities and fixed maturities pledged under securities lending agreements:

(U.S. dollars in thousands)	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost

June 30, 2006 (unaudited):
U.S. government and government agencies	$1,940,850	$763	$(50,964)	$1,991,051
Corporate bonds	1,488,335	1,761	(24,715)	1,511,289
Mortgage backed securities	780,215	694	(4,367)	783,888
Municipal bonds	707,514	1,922	(11,845)	717,437
Asset backed securities	663,842	208	(4,041)	667,675
Commercial mortgage backed securities	578,815	101	(9,192)	587,906
Non-U.S. government securities	529,990	6,810	(8,152)	531,332
Total	$6,689,561	$12,259	$(113,276)	$6,790,578

December 31, 2005:
U.S. government and government agencies	$2,106,866	$18,152	$(10,001)	$2,098,715
Corporate bonds	1,595,559	2,663	(10,345)	1,603,241
Municipal bonds	623,822	5,039	(4,006)	622,789
Asset backed securities	591,401	194	(3,348)	594,555
Commercial mortgage backed securities	469,984	292	(5,292)	474,984
Non-U.S. government securities	379,328	3,756	(20,483)	396,055
Mortgage backed securities	376,793	653	(1,576)	377,716
Total	$6,143,753	$30,749	$(55,051)	$6,168,055

The credit quality distribution of the Company’s fixed maturities and fixed maturities pledged under securities lending agreements are shown below:

	(Unaudited)
	June 30, 2006		December 31, 2005
(U.S. dollars in thousands) Rating (1)	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total

AAA	$5,306,966	79.3	$4,692,579	76.4
AA	665,400	10.0	654,129	10.6
A	490,960	7.3	538,570	8.8
BBB	108,021	1.6	146,325	2.4
BB	22,469	0.4	24,472	0.4
B	55,758	0.8	53,178	0.9
Lower than B	7,283	0.1	7,388	0.1
Not rated	32,704	0.5	27,112	0.4
Total	$6,689,561	100.0	$6,143,753	100.0

(1) Ratings as assigned by Standard & Poor’s.

Securities Lending Agreements

The Company participates in a securities lending program under which certain of its fixed income portfolio securities are loaned to third parties, primarily major brokerage firms, for short periods of time through a lending agent. Such securities have been reclassified as “Fixed maturities and short-term investments pledged under securities lending agreements, at fair value.” The Company maintains control over the securities it lends, retains the earnings and cash flows associated with the loaned securities and receives a fee from the borrower for the temporary use of the securities. Collateral received, primarily in the form of cash, is required at a rate of 102% of the market value of the loaned securities (or 105% of the market value of the loaned securities when the collateral and loaned securities are denominated in non-U.S. currencies) including accrued investment income and is monitored and maintained by the lending agent. Such collateral is reinvested and is reflected as “Short-term investment of funds received under securities lending agreements, at fair value.” At June 30, 2006, the fair value and amortized cost of fixed maturities and short-term investments pledged under securities lending agreements were $741.9 million and $767.9 million, respectively, while collateral received totaled $762.2 million at fair value and amortized cost. At December 31, 2005, the fair value and amortized cost of fixed maturities and short-term investments pledged under securities lending agreements were $863.9 million and $858.4 million, respectively, while collateral received totaled $893.4 million at fair value and amortized cost.

Investment-Related Derivatives

The Company’s investment strategy allows for the use of derivative securities. Derivative instruments may be used to enhance investment performance, replicate investment positions or manage market exposures and duration risk that would be allowed under the Company’s investment guidelines if implemented in other ways. In the 2006 first quarter, the Company began using exchange traded Treasury note futures as part of the management of its stock index fund discussed below. The notional value of the net short position for Treasury note futures was $17.1 million at June 30, 2006. The Company also began using equity futures to replicate equity investment positions in the 2006 first quarter. The fair values of those derivatives are based on quoted market prices. The notional value of the net long position for equity futures was $69.8 million at June 30, 2006. The Company recorded net realized losses of $1.8 million and $1.2 million, respectively, for the 2006 second quarter and six months ended June 30, 2006 related to changes in the fair value of all futures contracts. At June 30, 2006, the carrying value and fair value of all futures contracts was a liability of $0.2 million.

Other Investments

The following table details the Company’s other investments:

	(Unaudited)
	June 30, 2006		December 31, 2005
(U.S. dollars in thousands)	Estimated Fair Value	Cost	Estimated Fair Value	Cost
Equity securities	$66,245	$60,779	$27,900	$25,899
Investment funds	51,193	51,485	28,719	28,746
Privately held securities	14,608	6,872	13,614	5,194
Total	$132,046	$119,136	$70,233	$59,839

Other investments include (i) equity securities consisting of the Company’s investments in certain stock index funds and other preferred stocks; (ii) investment funds consisting of senior secured floating rate loans and a mezzanine fund that invests in mezzanine debt and equity investments and in second lien and senior secured bank loans; and (iii) privately held securities. The Company’s investment commitments related to its other investments totaled approximately $7.5 million and $8.4 million, respectively, at June 30, 2006 and December 31, 2005.

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

	(Unaudited)
	June 30,	December 31,
(U.S. dollars in thousands)	2006	2005

Deposits with U.S. regulatory authorities	$203,015	$173,313
Deposits with non-U.S. regulatory authorities	17,786	17,029
Assets used for collateral or guarantees	678,128	745,084
Trust funds	81,075	69,468
Total restricted assets	$980,004	$1,004,894

In addition, Arch Reinsurance Ltd. (“Arch Re Bermuda”) maintains assets in trust accounts as collateral for insurance and reinsurance transactions with affiliated companies. At June 30, 2006 and December 31, 2005, such amounts approximated $3.05 billion and $2.77 billion, respectively.

Net Investment Income

The components of net investment income were derived from the following sources:

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(U.S. dollars in thousands)	2006	2005	2006	2005

Fixed maturities	$77,163	$54,634	$146,587	$105,570
Short-term investments	12,160	878	21,947	1,475
Other	3,967	379	7,851	740
Gross investment income	93,290	55,891	176,385	107,785
Investment expenses	(2,787)	(2,231)	(5,556)	(4,209)
Net investment income	$90,503	$53,660	$170,829	$103,576

Net Realized Gains (Losses)

Net realized gains (losses) were as follows:

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(U.S. dollars in thousands)	2006	2005	2006	2005

Fixed maturities	$(33,492)	$2,753	$(37,645)	$2,473
Other investments	414	(1,305)	3,142	(1,451)
Other	876	657	(1,082)	1,544
Net realized gains (losses)	$(32,202)	$2,105	$(35,585)	$2,566

Currently, the Company’s portfolio is actively managed on a total return basis within certain guidelines. The effect of financial market movements will influence the recognition of net realized gains and losses as the portfolio is adjusted and rebalanced.

For the 2006 second quarter and six months ended June 30, 2006, net realized losses on the Company’s fixed maturities of $33.5 million and $37.6 million, respectively, included a provision of $11.1 million and $16.5 million, respectively, for declines in the market value of investments held in the Company’s available for sale portfolio which were considered to be other-than-temporary, based on reviews performed during the periods. The declines in market value on such securities were primarily due to the current interest rate environment. For the 2005 second quarter and six months ended June 30, 2005, the Company did not consider any declines in the market value of investments to be other-than-temporary. The balance of $22.4 million and $21.1 million, respectively, in net realized losses on the Company’s fixed maturities in the 2006 second quarter and six months ended June 30, 2006 resulted from the sale of securities, compared to net realized gains from the sale of fixed maturities of $2.8 million and $2.5 million, respectively, in the 2005 second quarter and six months ended June 30, 2005. In the 2006 and 2005 periods presented, net realized gains or losses from the sale of fixed maturities resulted from the Company’s decisions to reduce credit exposure, changes in duration targets, relative value determinations and sales related to rebalancing the portfolio.

8.      Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share:

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(U.S. dollars in thousands, except share data)	2006	2005	2006	2005

Basic earnings per common share:
Net income	$142,887	$125,992	$275,177	$241,884
Preferred dividends	(5,039)	—	(7,706)	—
Net income available to common shareholders	137,848	125,992	267,471	241,884
Divided by:
Weighted average common shares outstanding (1)	73,188,101	34,563,565	73,044,473	34,464,740
Basic earnings per common share	$1.88	$3.65	$3.66	$7.02

Diluted earnings per common share:
Net income	$142,887	$125,992	$275,177	$241,884
Preferred dividends	(5,039)	—	(7,706)	—
Net income available to common shareholders	137,848	125,992	267,471	241,884
Divided by:
Weighted average common shares outstanding (1)	73,188,101	34,563,565	73,044,473	34,464,740
Effect of dilutive securities:
Series A convertible preference shares	—	37,327,502	—	37,329,441
Warrants	—	51,530	—	50,020
Nonvested restricted shares	457,097	413,040	453,448	421,222
Stock options	2,510,240	2,056,916	2,516,898	1,984,305
Weighted average common shares and common share equivalents outstanding – diluted	76,155,438	74,412,553	76,014,819	74,249,728
Diluted earnings per common share	$1.81	$1.69	$3.52	$3.26

(1)             For the 2005 second quarter and six months ended June 30, 2005, basic weighted average common shares and common share equivalents outstanding excluded 37,327,502 and 37,329,441 series A convertible preference shares, respectively. Such shares were included in the diluted weighted average common shares and common share equivalents outstanding. During the 2005 fourth quarter, all remaining series A convertible preference shares were converted into an equal number of common shares.

Certain stock options were not included in the computation of diluted earnings per share where the exercise price of the stock options exceeded the average market price and would have been anti-dilutive. The number of excluded stock options were 996,643 and 9,368, respectively, for the 2006 and 2005 second quarters and 752,430 and 19,765, respectively, for the six months ended June 30, 2006 and 2005.

9.      Income Taxes

ACGL is incorporated under the laws of Bermuda and, under current Bermuda law, is not obligated to pay any taxes in Bermuda based upon income or capital gains. The Company has received assurance from the Minister of Finance in Bermuda under the Exempted Undertakings Tax Protection Act of 1966 that, in the event that any legislation is enacted in Bermuda imposing any tax computed on profits, income, gain or appreciation on any capital asset, or any tax in the nature of estate duty or inheritance tax, such tax will not be applicable to ACGL or any of its operations until March 28, 2016. This assurance does not, however, prevent the imposition of taxes on any person ordinarily resident in Bermuda or any company in respect of its ownership of real property or leasehold interests in Bermuda.

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

The Company’s income tax provision resulted in an effective tax rate on income before income taxes of 9.1% and 5.8%, respectively, for the 2006 and 2005 second quarters, and 8.6% and 6.7%, respectively, for the six months ended June 30, 2006 and 2005. The Company’s effective tax rate, which is based upon the expected annual effective tax rate, may fluctuate from period to period based on the relative mix of income reported by jurisdiction due primarily to the varying tax rates in each jurisdiction. The Company’s remaining valuation allowance related to its deferred income tax assets is $1.4 million at June 30, 2006.

10.    Transactions with Related Parties

In connection with the Company’s information technology initiative in 2002, the Company entered into arrangements with two software companies, which provide document management systems and information and research tools to insurance underwriters, in which John Pasquesi, Vice Chairman of ACGL’s board of directors, holds a minority ownership interest. One of the agreements was terminated in July 2005, and the other arrangement is variable based on usage. The Company made payments under such arrangement of approximately $0.2 million and $0.3 million, respectively, for the 2006 second quarter and six months ended June 30, 2006, compared to $0.1 million and $0.2 million, respectively, for the 2005 second quarter and six months ended June 30, 2005.

11.    Contingencies Relating to the Sale of Prior Reinsurance Operations

On May 5, 2000, the Company sold the prior reinsurance operations of Arch Reinsurance Company (“Arch Re U.S.”) pursuant to an agreement entered into as of January 10, 2000 with Folksamerica Reinsurance Company and Folksamerica Holding Company (collectively, “Folksamerica”). Folksamerica Reinsurance Company assumed Arch Re U.S.’s liabilities under the reinsurance agreements transferred in the asset sale and Arch Re U.S. transferred to Folksamerica Reinsurance Company assets estimated in an aggregate amount equal in book value to the book value of the liabilities assumed. The Folksamerica transaction was structured as a transfer and assumption agreement (and not reinsurance) and, accordingly, the loss reserves (and any related reinsurance recoverables) relating to the transferred business are not included as assets or liabilities on the Company’s balance sheet. Folksamerica assumed Arch Re U.S.’s rights and obligations under the reinsurance agreements transferred in the asset sale. The reinsureds under such agreements were notified that Folksamerica had assumed Arch Re U.S.’s obligations and that, unless the reinsureds object to the assumption, Arch Re U.S. would be released from its obligations to those reinsured. None of such reinsureds objected to the assumption. However, Arch Re U.S. will continue to be liable under those reinsurance agreements if the notice is found not to be an effective release by the reinsureds. Folksamerica has agreed to indemnify the Company for any losses arising out of the reinsurance agreements transferred to Folksamerica Reinsurance Company in the asset sale.  However, in the event that Folksamerica refuses or is unable to perform its obligations to the Company, Arch Re U.S. may incur losses relating to the reinsurance agreements transferred in the asset sale. Folksamerica’s A.M. Best rating was “A-” (Excellent) at June 30, 2006.

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

12.    Debt and Financing Arrangements

Senior Notes

On May 4, 2004, ACGL completed a public offering of $300 million principal amount of 7.35% senior notes (“Senior Notes”) due May 1, 2034 and received net proceeds of $296.4 million. ACGL used $200 million of the net proceeds to repay all amounts outstanding under a revolving credit agreement. The Senior Notes are ACGL’s senior unsecured obligations and rank equally with all of its existing and future senior unsecured indebtedness. Interest payments on the Senior Notes are due on May 1st and November 1st of each year. ACGL may redeem the Senior Notes at any time and from time to time, in whole or in part, at a “make-whole” redemption price. Interest expense on the Senior Notes was approximately $5.5 million for the 2006 and 2005 second quarters, and $11.0 million for the six months ended June 30, 2006 and 2005.

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

Issuance of letters of credit and borrowings under the Credit Agreement are subject to the Company’s compliance with certain covenants and conditions, including absence of a material adverse change. These covenants require, among other things, that the Company maintain a debt to shareholders’ equity ratio of not greater than 0.35 to 1 and shareholders’ equity in excess of $1.5 billion plus 25% of future aggregate net income for each semi-annual period (not including any future net losses) beginning after June 30, 2005 and 25% of future aggregate proceeds from the issuance of common or preferred equity, that the Company maintain minimum unencumbered cash and investment grade securities in the amount of $300 million and that the Company’s principal insurance and reinsurance subsidiaries maintain at least a “B++” rating from A.M. Best. In addition, certain of the Company’s subsidiaries which are parties to the Credit Agreement are required to maintain minimum shareholders’ equity levels. The Company was in compliance with all covenants contained in the Credit Agreement at June 30, 2006. The Credit Agreement expires on November 29, 2010.

Including the secured letter of credit portion of the Credit Agreement and another letter of credit facility (together, the “LOC Facilities”), the Company has access to letter of credit facilities for up to a total of $1.0 billion. The principal purpose of the LOC Facilities is to issue, as required, evergreen standby letters of credit in favor of primary insurance or reinsurance counterparties with which it has entered into reinsurance arrangements to ensure that such counterparties are permitted to take credit for reinsurance obtained from the Company’s reinsurance subsidiaries in United States jurisdictions where such subsidiaries are not licensed or otherwise admitted as an insurer, as required under insurance regulations in the United States, and to comply with requirements of Lloyd’s of London in connection with qualifying quota share and other arrangements. The amount of letters of credit issued is driven by, among other things, the timing and payment of catastrophe losses, loss development of existing reserves, the payment pattern of such reserves, the further expansion of the Company’s business and the loss experience of such business. When issued, certain letters of credit are secured by a portion of the Company’s investment portfolio. In addition, the LOC Facilities also require the maintenance of certain covenants, which the Company was in compliance with at June 30, 2006. At such date, the Company had approximately $549.4 million in outstanding letters of credit under the LOC Facilities, which were secured by investments totaling $602.3 million. The other letter of credit facility was amended and restated in January 2006. It is anticipated that the LOC Facilities will be renewed (or replaced) on expiry, but such renewal (or replacement) will be subject to the availability of credit from banks which the Company utilizes. In addition to letters of credit, the Company has and may establish insurance trust accounts in the U.S. and Canada to secure its reinsurance amounts payable as required.

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

On December 29, 2005, Arch Re Bermuda, the Company’s Bermuda-based reinsurer, entered into a quota share reinsurance treaty with Flatiron Re Ltd., a newly-formed Bermuda reinsurance company, pursuant to which Flatiron Re Ltd. is assuming a 45% quota share (the “Treaty”) of certain lines of property and marine business underwritten by Arch Re Bermuda for unaffiliated third parties for the 2006 and 2007 underwriting years (January 1, 2006 to December 31, 2007). The quota share is subject to decrease by Arch Re Bermuda under certain circumstances. In addition, in certain circumstances, Flatiron Re Ltd. may extend at its option the coverage provided by the Treaty to Arch Re Bermuda’s 2008 underwriting year. Effective June 28, 2006, the parties amended the Treaty to increase the percentage ceded to Flatiron Re Ltd. from 45% to 70% of all covered business bound by Arch Re Bermuda from (and including) June 28, 2006 until (and including) August 15, 2006 provided such business does not incept beyond September 30, 2006. The ceding percentage for all business bound outside of this period will continue to be 45%, subject to adjustment as provided under the Treaty. As a result of the terms of the Treaty, the Company has determined that Flatiron Re Ltd. is a variable interest entity. However, Arch Re Bermuda is not the primary beneficiary of Flatiron Re Ltd. and, as such, the Company is not required to consolidate the assets, liabilities and results of operations of Flatiron Re Ltd. per FIN 46R.

Flatiron Re Ltd. is required to contribute funds into a trust for the benefit of Arch Re Bermuda (the “Trust”). Effective June 28, 2006, the parties amended the Treaty to provide that, for the period ending on December 31 of the final underwriting year covered by the Treaty, the amount required to be on deposit in the Trust, together with certain other amounts, is an amount equal to the greater of (1) $800 million and (2) a calculated amount estimated to cover ceded losses arising from in excess of two 1-in-250 year events for the applicable forward twelve-month period (the “Requisite Funded Amount”). For the period after the end of the final underwriting year covered by the Treaty through the earning of all written premium, the Requisite Funded Amount will be the calculated amount described in clause “(2)” above. If the actual amounts on deposit in the Trust, together with certain other amounts (the “Funded Amount”), do not at least equal the Requisite Funded Amount, Arch Re Bermuda will, among other things, reduce the percentage of business ceded on a prospective basis and, at Arch Re Bermuda’s option under certain circumstances, recapture unearned premium reserves and reassume losses that would have been ceded in respect of such unearned premiums. No assurances can be given that actual losses will not exceed the Requisite Funded Amount or that Flatiron Re Ltd. will make, or will have the ability to make, the required contributions into the Trust. Arch Re Bermuda will have the right to terminate its obligations to cede business to Flatiron Re Ltd. if, among other things, the assets held in the Trust do not meet certain conditions, if ceded unpaid loss reserves equal or exceed the Funded Amount or if the direct or indirect ownership of Flatiron Re Ltd. changes in certain respects.

Arch Re Bermuda pays to Flatiron Re Ltd. a reinsurance premium in the amount of the ceded percentage of the original gross written premium on the business reinsured with Flatiron Re Ltd. less a ceding commission, which includes a reimbursement of direct acquisition expenses as well as a commission to Arch Re Bermuda for generating the business. The Treaty also provides for a profit commission to Arch Re Bermuda based on the underwriting results for the 2006 and 2007 underwriting years on a cumulative basis. Arch Re Bermuda records such profit commission based on underwriting experience recorded each quarter. As a result, the profit commission arrangement with Flatiron Re Ltd. may increase the volatility of our reported results of operations on both a quarterly and annual basis. For the 2006 second quarter and six months ended June 30, 2006,  $77.7 million and $160.1 million, respectively, of premiums written and $25.3 million and $43.6 million, respectively, of premiums earned were ceded to Flatiron Re Ltd. by Arch Re Bermuda.

Guarantee and Other

In the 2005 second quarter, the Company agreed to provide a guarantee, through the issuance of a standby letter of credit in the amount of $6.0 million (the “Guarantee”) for the benefit of a commercial bank, to assist the principals of an agency to obtain a loan to purchase the agency from its prior owner. The agency loan is payable over a seven year term, and the Guarantee will be outstanding until such time as the loan is repaid in full. The bank has received payments on the agency loan that reduced the Guarantee to $4.95 million at June 30, 2006. The fair value of the Guarantee included as a liability in the Company’s balance sheet was $0.3 million at June 30, 2006 and December 31, 2005.

In addition, the Company agreed to extend a $10.0 million letter of credit through July 1, 2006 (“Extension”) for the benefit of a Lloyd’s of London syndicate (“Syndicate”) which was originally issued in connection with a reinsurance treaty covering the 2002 year of account. The Company received $0.5 million of fees in December 2004 and $0.2 million in December 2005 in compensation for the Extension. To the extent that Lloyd’s of London draws down on the letter of credit on behalf of the Syndicate for any reason not related to the Company’s obligations under the 2002 year of account, the Syndicate will reimburse the Company for the amount drawn down plus interest at 6.0% per annum. The letter of credit was canceled in July 2006.

14.    Legal Proceedings

The Company, in common with the insurance industry in general, is subject to litigation and arbitration in the normal course of its business. As of June 30, 2006, the Company was not a party to any material litigation or arbitration other than as a part of the ordinary course of business, none of which is expected by management to have a significant adverse effect on the Company’s results of operations and financial condition and liquidity.

In 2003, the former owners of American Independent Insurance Holding Company (“American Independent”) commenced an action against ACGL, American Independent and certain of American Independent’s directors and officers and others seeking unspecified damages relating to the reorganization agreement pursuant to which the Company acquired American Independent in 2001. The reorganization agreement provided that, as part of the consideration for the stock of American Independent, the former owners would have the right to receive a limited, contingent payment from the proceeds, if any, from certain pre-existing lawsuits that American Independent had brought as plaintiff prior to its acquisition by the Company. The former owners alleged, among other things, that the defendants entered into the agreement without intending to honor their commitments under the agreement and are liable for securities and common law fraud and breach of contract. In December 2004, the Company sold American Independent, PSIC and affiliated entities, which conducted its nonstandard automobile insurance operations, to a third party. Under the terms of the sale agreement, ACGL and certain of its affiliates retained the liabilities (if any) relating to the foregoing matters. ACGL and the other defendants filed a motion to dismiss all claims. That motion was granted on March 23, 2005, and the plaintiffs were allowed until April 15, 2005 to amend their complaint. Although they did attempt to amend the complaint, they did not timely and properly do so, and, on April 26, 2005, judgment was entered dismissing the action with prejudice. The plaintiffs thereafter moved to vacate the judgment and to allow retroactively the filing of their second amended complaint; that motion was granted. The plaintiffs filed a new pleading in October 2005. ACGL and the other defendants again moved to dismiss all claims, and those motions are now pending before the court. At the request of the judge, oral arguments were made on June 26, 2006.

Although no assurances can be made as to the resolution of such motions or of the plaintiffs’ claims, management does not believe that any of the claims are meritorious.

15.    Recent Accounting Pronouncements

On July 13, 2006, the FASB issued FASB Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.”  FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition and is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating this pronouncement.

16.  Subsequent Event — Transaction with a Related Party

In July 2006, the Company committed to invest up to $25 million in Aeolus LP (“Aeolus”), which initially will operate as an unrated reinsurance platform that will provide property catastrophe protection to insurers and reinsurers on both an ultimate net loss and industry loss warranty basis. Of such amount, $6.25 million was funded on July 28, 2006. In return for its investment, the Company received an approximately 5% preferred interest in Aeolus and a pro rata share of certain founders’ interests. A fund affiliated with Warburg Pincus has committed to fund up to $475 million in Aeolus. Funds affiliated with Warburg Pincus owned 31.2% of the Company’s outstanding voting shares as of December 31, 2005. The Company made the commitment on the same economic terms as Warburg Pincus. In addition, one of the founders of Aeolus is Peter Appel, former President and CEO and a former director of the Company. Marc Grandisson, the Chairman and CEO of the Company’s Worldwide Reinsurance Group, has been appointed to serve on the initial Board of Directors of Aeolus.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis contains forward-looking statements which involve inherent risks and uncertainties. All statements other than statements of historical fact are forward-looking statements. These statements are based on our current assessment of risks and uncertainties. Actual results may differ materially from those expressed or implied in these statements. Important factors that could cause actual events or results to differ materially from those indicated in such statements are discussed in this report, including the section entitled “Cautionary Note Regarding Forward Looking Statements,” and in our periodic reports filed with the Securities and Exchange Commission (“SEC”). For additional information regarding our business and operations, please also refer to our Annual Report on Form 10-K/A for the year ended December 31, 2005, including our audited consolidated financial statements and related notes and the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Certain Matters Which May Materially Affect Our Results of Operations and/or Financial Condition.”

General

Overview

Arch Capital Group Ltd. (“ACGL” and, together with its subsidiaries, “we” or “us”) is a Bermuda public limited liability company with approximately $3.32 billion in capital at June 30, 2006 and, through operations in Bermuda, the United States, Europe and Canada, writes insurance and reinsurance on a worldwide basis. While we are positioned to provide a full range of property and casualty insurance and reinsurance lines, we focus on writing specialty lines of insurance and reinsurance.

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

In addition, the weather-related catastrophic events that occurred in the second half of 2005 have resulted in substantial improvements in market conditions in property and certain marine business. We are seeking to increase our writings in these lines of business and, as a result, these lines, which are volatile, may represent a larger proportion of our overall book of business in future periods, which may increase the volatility in our results of operations. In order to support this expansion, we sold $325 million of non-cumulative preferred shares in 2006 and signed a quota-share reinsurance treaty with Flatiron Re Ltd., a dedicated reinsurance vehicle, which will allow us to increase our participation in property and marine lines without significantly increasing our probable maximum loss. In response to current market conditions, our gross and net writings in the property and marine lines of business in the 2006 periods represented a larger proportion of our overall book of business than in the 2005 periods.

Critical Accounting Policies, Estimates and Recent Accounting Pronouncements

Critical accounting policies, estimates and recent accounting pronouncements are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K/A for the year ended December 31, 2005. That information is hereby supplemented as follows:

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

Under the modified prospective method of transition, compensation expense is recognized beginning with the effective date of adoption for all share-based payments (i) granted after the effective date of adoption and (ii) granted prior to the effective date of adoption and that remain unvested on the date of adoption. Under the modified prospective method of transition, we are not required to restate our prior period financial statements to reflect expensing of share-based compensation under SFAS No.123(R). Therefore, results for the 2006 periods presented are not comparable to results for the 2005 periods.

Under SFAS No. 123(R), we use the Black-Scholes option pricing model to estimate the fair value of the share-based option awards as of the grant date. The Black-Scholes model, by its design, is highly complex, and requires judgment in determining key data inputs including estimating the risk free interest rate, expected life of the option and expected volatility rate. In addition, judgment is also required in estimating the amount of share-based awards that are expected to be forfeited. The primary data inputs with the greatest degree of judgment are the estimated lives of the share-based awards and the estimated volatility of our stock price. The Black-Scholes model is highly sensitive to changes in these two data inputs. In our process for estimating the fair value of stock options granted, we believe that we have made a good faith fair value estimate in accordance with the provisions of SFAS No. 123(R) as well as guidance from the SEC as contained in Staff Accounting Bulletin No. 107 in a way that is designed to take into account the assumptions that underlie the instrument’s value that marketplace participants would reasonably make. If actual results differ significantly from these estimates, share-based compensation expense and our results of operations could be materially impacted.

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

Our investment strategy allows for the use of derivative instruments. We utilize various derivative instruments such as futures contracts as part of the management of our stock index fund investments and to replicate equity investment positions. Derivative instruments may be used to enhance investment performance, replicate investment positions or manage market exposures and duration risk that would be allowed under our investment guidelines if implemented in other ways. Pursuant to SFAS No. 133, these instruments, which have no hedging designation, are recognized as assets and liabilities in our balance sheets at fair market value and changes in fair value are included in net realized gains and losses in our results of operations. See note 7, “Investment Information—Investment-Related Derivatives,” of the notes accompanying our consolidated financial statements for more information about our use of derivative instruments.

Recent Accounting Pronouncements

On July 13, 2006, the FASB issued FASB Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.”  FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition and is effective for fiscal years beginning after December 15, 2006. We are currently evaluating this pronouncement.

Results of Operations—Three Months Ended June 30, 2006 and 2005

The following table sets forth net income available to common shareholders and earnings per common share data:

	Three Months Ended
	June 30,
(U.S. dollars in thousands, except share data)	2006	2005
Net income available to common shareholders	$137,848	$125,992
Diluted net income per common share	$1.81	$1.69
Diluted weighted average common shares and common share equivalents outstanding	76,155,438	74,412,553

Net income available to common shareholders was $137.8 million for the 2006 second quarter, compared to $126.0 million for the 2005 second quarter. The increase in net income was primarily due to growth in investment income and an increase in underwriting income, as discussed in “—Segment Information” below. Our net income available to common shareholders represented a 21.0% annualized return on average common equity for both the 2006 and 2005 second quarters. For purposes of computing return on average common equity, average common equity has been calculated as the average of common shareholders’ equity outstanding at the beginning and ending of each period. Basic earnings per share data has not been presented or discussed herein as such calculation for the 2005 periods presented does not reflect the significant number of series A convertible preference shares which were outstanding. During the 2005 fourth quarter, all remaining series A convertible preference shares were converted into an equal number of common shares. As such, the comparison of basic earnings per share for the 2006 and 2005 periods presented is not meaningful.

Diluted weighted average common shares and common share equivalents outstanding, used in the calculation of net income per common share, was 1.7 million shares, or 2.3%, higher in the 2006 second quarter than in the 2005 second quarter. The higher level was primarily due to increases in the assumed dilutive effects of stock options and nonvested restricted stock calculated using the treasury stock method. Under the treasury stock method, the assumed dilutive impact of options and nonvested stock on diluted weighted average shares outstanding increases as the market price of our common shares increases.

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

Insurance Segment

The following table sets forth our insurance segment’s underwriting results:

	Three Months Ended
	June 30,
(U.S. dollars in thousands)	2006	2005

Gross premiums written	$647,817	$577,420
Net premiums written	409,302	373,672

Net premiums earned	$385,877	$354,086
Fee income	1,253	1,003
Losses and loss adjustment expenses	(251,172)	(229,971)
Acquisition expenses, net	(41,275)	(35,095)
Other operating expenses	(63,689)	(57,543)
Underwriting income	$30,994	$32,480

Underwriting Ratios
Loss ratio	65.1%	64.9%
Acquisition expense ratio (1)	10.5%	9.7%
Other operating expense ratio	16.5%	16.3%
Combined ratio	92.1%	90.9%

(1)          The acquisition expense ratio is adjusted to include certain fee income.

Underwriting Income.  The insurance segment’s underwriting income was $31.0 million for the 2006 second quarter, compared to $32.5 million for the 2005 second quarter. The combined ratio for the insurance segment was 92.1% for the 2006 second quarter, compared to 90.9% for the 2005 second quarter. The components of the insurance segment’s underwriting income are discussed below.

Premiums Written.  Gross premiums written by the insurance segment were $647.8 million for the 2006 second quarter, compared to $577.4 million for the 2005 second quarter, and ceded premiums written were 36.8% of gross premiums written for the 2006 second quarter, compared to 35.3% for the 2005 second quarter. The increase in the percentage of ceded premiums written primarily reflects a higher level of reinsurance costs related to property-catastrophe protection in the 2006 second quarter than in the 2005 second quarter. Net premiums written by the insurance segment were $409.3 million for the 2006 second quarter, compared to $373.7 million for the 2005 second quarter. Roughly half of the growth in net premiums written was in construction and surety business, primarily due to growth in large deductible construction accounts and surety business. The balance of the growth was generated from increases in professional liability and executive assurance lines, primarily as a result of growth in policies written, and property business, as a result of rate increases which were tempered by the higher reinsurance costs noted above. For information regarding net premiums written produced by major line of business and geographic location, refer to note 4, “Segment Information,” of the notes accompanying our consolidated financial statements.

Net Premiums Earned.  Net premiums earned for the insurance segment were $385.9 million for the 2006 second quarter, compared to $354.1 million for the 2005 second quarter, and generally reflect changes in net premiums written over the previous five quarters, including the mix and type of business written.

Losses and Loss Adjustment Expenses.  The loss ratio for the insurance segment was 65.1% for the 2006 second quarter, compared to 64.9% for the 2005 second quarter. The insurance segment’s results for the 2006 second quarter included two significant losses totaling $18.3 million, while the 2005 second quarter did not include significant large loss activity. The net impact of the change in large loss activity was a 4.7 point increase in the 2006 second quarter loss ratio. The 2006 second quarter included $14.8 million of estimated net favorable development in prior year loss reserves, compared to $8.0 million of estimated net adverse development in the 2005 second quarter. The net impact of the change in estimated net prior year development was a 5.9 point decrease in the 2006 second quarter loss ratio. The estimated net favorable development in the 2006 second quarter was primarily in medium and long-tail lines, mainly executive assurance and construction, resulting from a reevaluation of estimated ultimate losses due to better than expected claims activity, partially offset by $6.5 million of adverse development on short-tail business which included $0.9 million related to the 2004 and 2005 hurricanes.

In addition to the use of individual per risk and inuring reinsurance contracts to limit exposure, the insurance segment had in force during 2005 a catastrophe reinsurance program which provides coverage for certain property catastrophe-related losses occurring during the contract period equal to a maximum of 95% of the first $200 million in excess of a $50 million retention per occurrence of such losses. Estimated losses related to Hurricane Katrina and Hurricane Wilma have exceeded the per occurrence retention. Based on current estimates, the insurance segment expects to recover approximately $124.7 million through such coverage for Hurricane Katrina and $11.8 million for Hurricane Wilma with approximately $57.3 million of remaining available coverage for Hurricane Katrina and $187.6 million of remaining available coverage for Hurricane Wilma should the actual amount of losses ultimately attributable to such events exceed current estimates. Amounts shown for Hurricane Katrina are net of reinstatement premiums.

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

Beginning in the 2006 first quarter, our insurance operations have in effect a reinsurance program which provides coverage for certain property catastrophe-related losses occurring during 2006 equal to a maximum of 92% of the first $325 million in excess of a $75 million retention per occurrence of such losses. The cost of the coverage was substantially higher than in 2005.

Underwriting Expenses.  The underwriting expense ratio for the insurance segment was 27.0% in the 2006 second quarter, compared to 26.0% in the 2005 second quarter. The acquisition expense ratio was 10.5% for the 2006 second quarter, compared to 9.7% for the 2005 second quarter. The acquisition expense ratio is influenced by, among other things, (1) the amount of ceding commissions received from unaffiliated reinsurers and (2) the amount of business written on a surplus lines (non-admitted) basis and (3) the amount of reinstatement premiums recorded in the period. The increase in the acquisition expense ratio was primarily due to changes in the mix of business. The insurance segment’s other operating expense ratio was 16.5% for the 2006 second quarter, compared to 16.3% for the 2005 second quarter.

Reinsurance Segment

The following table sets forth our reinsurance segment’s underwriting results:

	Three Months Ended
	June 30,
(U.S. dollars in thousands)	2006	2005

Gross premiums written	$499,241	$376,803
Net premiums written	385,256	350,056

Net premiums earned	$411,573	$385,806
Fee income	2,215	22
Losses and loss adjustment expenses	(211,083)	(213,947)
Acquisition expenses, net	(107,306)	(113,443)
Other operating expenses	(14,179)	(11,905)
Underwriting income	$81,220	$46,533

Underwriting Ratios
Loss ratio	51.3%	55.5%
Acquisition expense ratio	26.1%	29.4%
Other operating expense ratio	3.4%	3.1%
Combined ratio	80.8%	88.0%

Underwriting Income.  The reinsurance segment’s underwriting income was $81.2 million for the 2006 second quarter, compared to $46.5 million for the 2005 second quarter. The combined ratio for the reinsurance segment was 80.8% for the 2006 second quarter, compared to 88.0% for the 2005 second quarter. The components of the reinsurance segment’s underwriting income are discussed below.

Premiums Written.  Gross premiums written by the reinsurance segment were $499.2 million in the 2006 second quarter, compared to $376.8 million for the 2005 second quarter. A substantial portion of the growth came in property and marine lines, of which $77.7 million of premiums were ceded by Arch Reinsurance Ltd.

(“Arch Re Bermuda”), the reinsurance segment’s Bermuda operations, to Flatiron Re Ltd. under a quota-share reinsurance treaty, as previously disclosed. Under such treaty, which was effective January 1, 2006, Flatiron Re Ltd. is assuming a percentage of certain lines of property and marine business underwritten by Arch Re Bermuda for unaffiliated third parties. In addition, during the 2006 second quarter, the reinsurance segment recorded $21.5 million of additional premiums related to certain treaties written in 2002 to 2004, based on new information received from ceding companies, compared to $23.8 million in the 2005 second quarter relating to treaties written in 2002 and 2003. Of the 2005 second quarter amount, $11.3 million related to an adjustment to gross and net premiums written, premiums earned and acquisition expenses which had no effect on underwriting income.

Ceded premiums written by the reinsurance segment were 22.8% of gross premiums written for the 2006 second quarter, compared to 7.1% for the 2005 second quarter. The higher ceded percentage in the 2006 second quarter primarily resulted from the $77.7 million of premiums written ceded ($25.3 million on an earned basis) to Flatiron Re Ltd. noted above.

Net premiums written by the reinsurance segment were $385.3 million for the 2006 second quarter, compared to $350.1 million for the 2005 second quarter. Continued growth in international property and marine lines, along with a higher level of U.S. casualty business, was offset by a reduction in international casualty and other business. The growth in property and marine lines resulted from higher rates and an increase in exposure and resulted from current market opportunities as catastrophe-exposed property and marine lines have continued to provide attractive opportunities in the wake of the 2005 storms. The reduction in international casualty business was primarily in response to market conditions for European business. For information regarding net premiums written produced by major line and type of business and geographic location, refer to note 4, “Segment Information,” of the notes accompanying our consolidated financial statements.

Net Premiums Earned.  Net premiums earned for our reinsurance segment were $411.6 million for the 2006 second quarter, compared to $385.8 million for the 2005 second quarter, and generally reflect changes in net premiums written over the previous five quarters, including the mix and type of business written.

Fee Income.  The reinsurance segment recorded $2.2 million of fee income for the 2006 second quarter. Such amount related to certain assumed reinsurance contracts which were deemed, under GAAP, not to transfer insurance risk, and are accounted for using the deposit method of accounting.

Losses and Loss Adjustment Expenses.  Underwriting income for the reinsurance segment in the 2006 second quarter included estimated net favorable development in prior year loss reserves, net of related adjustments, of $3.3 million. Such amount consisted of $12.8 million of favorable development, primarily in short-tail lines, partially offset by $9.5 million of adverse development related to the 2004 and 2005 hurricanes and the European floods. For the 2005 second quarter, underwriting income benefited from estimated net favorable development in prior year loss reserves, net of related adjustments, of $13.5 million.

The loss ratio for the reinsurance segment was 51.3% for the 2006 second quarter, compared to 55.5% for the 2005 second quarter. The reinsurance segment’s results reflected a low level of catastrophic activity in the period which, combined with a higher level of net premiums earned for property business in the period, contributed to the significant reduction in the 2006 second quarter loss ratio. Partially offsetting this, as noted above, the 2006 second quarter included estimated net favorable development in prior year loss reserves of $2.4 million, compared to estimated net favorable development in the 2005 second quarter of $15.1 million. The net impact of the change in estimated net prior year development was a 3.1 point increase in the 2006 second quarter loss ratio.

The reinsurance segment previously purchased a catastrophe reinsurance program which provides up to $55 million of coverage in excess of certain deductibles for any one occurrence and $110 million in the aggregate annually, for certain catastrophe-related losses worldwide occurring during the period from May 2005 through

April 2006. Based on current estimates, the reinsurance segment expects to recover approximately $92.3 million, net of reinstatement premiums, related to the 2005 catastrophic events. The recovery represents full usage of the available coverage under the reinsurance program, and the coverage was not renewed upon expiration. The reinsurance segment’s estimates related to Hurricanes Katrina, Rita and Wilma and other catastrophic events that occurred in the second half of 2005 are based on currently available information derived from modeling techniques, industry assessments of exposure, preliminary claims information obtained from its clients and brokers to date and a review of its in-force contracts. Actual losses from these events, as well as any additional catastrophic events which may occur, may vary materially from the reinsurance segment’s estimates due to the inherent uncertainties in making such determinations resulting from several factors, including the preliminary nature of the available information, the potential inaccuracies and inadequacies in the data provided by clients and brokers, the modeling techniques and the application of such techniques, the contingent nature of business interruption exposures, the effects of any resultant demand surge on claims activity and attendant coverage issues. In addition, actual losses may increase if reinsurers fail to meet their obligations to the reinsurance segment or the reinsurance protections purchased by the reinsurance segment are otherwise unavailable.

Underwriting Expenses.  The underwriting expense ratio for the reinsurance segment was 29.5% in the 2006 second quarter, compared to 32.5% in the 2005 second quarter. The acquisition expense ratio for the 2006 second quarter was 26.1%, compared to 29.4% for the 2005 second quarter. The reinsurance segment’s 2006 results included commission income (in excess of the reimbursement of direct acquisition expenses) on the quota-share reinsurance treaty with Flatiron Re Ltd., which reduced the 2006 second quarter acquisition expense ratio by 0.9 points. The 2006 second quarter also included a $0.9 million reduction in acquisition expenses related to estimated net development in prior year loss reserves, compared to an increase of $1.6 million in the 2005 second quarter. Such amounts primarily resulted from contracts that contain commissions which are adjusted as the loss ratio changes. The net impact of the change in estimated net prior year development resulted in a 0.6 point decrease in the 2006 second quarter acquisition expense ratio. In addition, the 2005 second quarter acquisition expense ratio included 2.9 points for the $11.3 million adjustment on certain treaties written in 2002 and 2003, as discussed above. The reinsurance segment’s other operating expense ratio was 3.4% for the 2006 second quarter, compared to 3.1% for the 2005 second quarter. The higher ratio in the 2006 second quarter was driven, in part, by an increase in accrued expenses for incentive compensation related to underwriting performance in prior periods.

Net Investment Income

Net investment income was $90.5 million for the 2006 second quarter, compared to $53.7 million for the 2005 second quarter. The increase in net investment income in the 2006 second quarter resulted from a higher level of average invested assets in the 2006 period primarily due to cash flows from operations. In addition, an increase in the pre-tax investment income yield to 4.5% for the 2006 second quarter, compared to 3.4% for the 2005 second quarter, contributed to the growth in net investment income. These yields were calculated based on amortized cost. Yields on future investment income may vary based on financial market conditions, investment allocation decisions and other factors.

Net Realized Gains or Losses

Following is a summary of net realized gains (losses):

	Three Months Ended
	June 30,
(U.S. dollars in thousands)	2006	2005

Fixed maturities	$(33,492)	$2,753
Other investments	414	(1,305)
Other	876	657
Total	$(32,202)	$2,105

Currently, our portfolio is actively managed to maximize total return within certain guidelines. In assessing returns under this approach, we include net investment income, net realized gains and losses and the change in unrealized gains and losses generated by our investment portfolio. The effect of financial market movements on the investment portfolio will directly impact net realized gains and losses as the portfolio is adjusted and rebalanced. Total return on our portfolio under management, as reported to us by our investment advisors, for the 2006 second quarter was 0.77%, compared to 2.45% for the 2005 second quarter. The lower total return in the 2006 second quarter reflected the higher level of interest rates in the period.

For the 2006 second quarter, net realized losses on our fixed maturities of $33.5 million included a provision of $11.1 million for declines in the market value of investments held in our available for sale portfolio which were considered to be other-than-temporary, based on a review performed during the 2006 second quarter. The declines in market value on such securities were primarily due to the current interest rate environment. For the 2005 second quarter, we did not consider any declines in the market value of investments to be other-than-temporary. The balance of $22.4 million in net realized losses on our fixed maturities in the 2006 second quarter resulted from the sale of securities, compared to net realized gains from the sale of fixed maturities of $2.8 million in the 2005 second quarter. In the 2006 and 2005 second quarters, net realized gains or losses from the sale of fixed maturities resulted from our decisions to reduce credit exposure, changes in duration targets, relative value determinations and sales related to rebalancing the portfolio.

Our investment portfolio is classified as “available for sale.” During the 2006 and 2005 second quarters, we realized gross losses from the sale of fixed maturities of $33.8 million and $3.8 million, respectively. With respect to those securities that were sold at a loss, the following is an analysis of the gross realized losses based on the period of time those securities had been in an unrealized loss position:

	Three Months Ended
	June 30,
(U.S. dollars in thousands)	2006	2005

Less than 6 months	$22,528	$1,635
At least 6 months but less than 12 months	11,036	1,124
Over 12 months	197	1,011
Total	$33,761	$3,770

Other Expenses

Other expenses, which are included in our other operating expenses and part of our corporate and other segment (non-underwriting), were $6.5 million for the 2006 second quarter, compared to $5.5 million for the 2005 second quarter. Such amounts primarily represent certain holding company costs necessary to support our worldwide insurance and reinsurance operations and costs associated with operating as a publicly traded company.

Share-Based Compensation

Effective January 1, 2006, we adopted the fair value method of accounting for share-based compensation arrangements in accordance with SFAS No.123(R), using the modified prospective method of transition. Share-based compensation arrangements covered by SFAS No.123(R) currently include stock options, and restricted shares and units granted under our Long Term Incentive and Share Award Plans. Prior to January 1, 2006, we accounted for share-based employee compensation plans using the intrinsic value method of accounting in accordance with APB 25. Under the provisions of APB 25, no compensation expense was recognized when stock options were granted with exercise prices equal to or greater than market value on the date of grant.  However, we did recognize compensation expense related to restricted shares and units awarded based on the fair market value of our common shares at the measurement date. Under the modified prospective method of transition, we are not required to restate our prior period financial statements to reflect expensing of share-based compensation related to stock options under SFAS No.123(R). Therefore, results for the 2006 second quarter are not comparable to the 2005 second quarter.

As required by the provisions of SFAS 123(R), we recorded pre-tax share-based compensation expense related to stock options of $2.1 million in the 2006 second quarter. Under the modified prospective method of transition, no expense related to stock options was recorded in the 2005 second quarter. For the remaining six months of 2006, the Company expects to record pre-tax share-based compensation expense related to stock options of approximately $3.6 million. These charges have no impact on our cash flows or shareholders’ equity. We used the Black-Scholes option pricing model to determine the estimated fair value of our share-based compensation arrangements related to stock options.

As of June 30, 2006, there was approximately $28.8 million of total unrecognized compensation expense related to unvested share-based compensation arrangements (consisting of restricted shares and units and stock options) granted under our Long Term Incentive and Share Award Plans. See note 2, “Share-Based Compensation,” of the notes accompanying our consolidated financial statements and “Critical Accounting Policies, Estimates and Recent Accounting Policies—Share-Based Compensation” for more information about the adoption of SFAS No. 123(R).

Net Foreign Exchange Gains or Losses

Net foreign exchange losses for the 2006 second quarter of $1.1 million consisted of net unrealized losses of $0.1 million and net realized losses of $1.0 million, compared to net foreign exchange gains for the 2005 second quarter of $10.2 million, which consisted of net unrealized gains of $10.7 million and net realized losses of $0.5 million. Net unrealized foreign exchange gains or losses result from the effects of revaluing our net insurance liabilities required to be settled in foreign currencies at each balance sheet date. We hold investments in foreign currencies which are intended to mitigate our exposure to foreign currency fluctuations in our net insurance liabilities. However, changes in the value of such investments due to foreign currency rate movements are reflected as a direct increase or decrease to shareholders’ equity, as part of the “Change in unrealized appreciation (decline) in value of investments, net of deferred income tax” in accumulated other comprehensive income, and not in the statement of income. For the 2006 and 2005 second quarters, the net unrealized foreign exchange gains or losses recorded were largely offset by changes in the value of our investments held in foreign currencies.

Income Taxes

For the 2006 and 2005 second quarters, the effective tax rates on income before income taxes were 9.1% and 5.8%, respectively. The higher effective tax rate in the 2006 second quarter resulted from a change in the relative mix of income reported by jurisdiction. Our effective tax rates may fluctuate from period to period based on the relative mix of income reported by jurisdiction primarily due to the varying tax rates in each jurisdiction. Our quarterly tax provision is adjusted to reflect changes in our expected annual effective tax rates, if any.

Results of Operations—Six Months Ended June 30, 2006 and 2005

The following table sets forth net income available to common shareholders and earnings per common share data:

	Six Months Ended
	June 30,
(U.S. dollars in thousands, except share data)	2006	2005

Net income available to common shareholders	$267,471	$241,884
Diluted net income per common share	$3.52	$3.26
Diluted weighted average common shares and common share equivalents outstanding	76,014,819	74,249,728

Net income available to common shareholders was $267.5 million for the 2006 period, compared to $241.9 million for the six months ended June 30, 2005. The increase in net income was primarily due to growth in investment income and an increase in underwriting income, as discussed in “—Segment Information” below. Our net income available to common shareholders for the 2006 period represented a 20.7% annualized return on average common equity, compared to 20.4% for the 2005 period.

Diluted weighted average common shares and common share equivalents outstanding, used in the calculation of net income per common share, was 1.8 million shares, or 2.4%, higher in the 2006 period than in the 2005 period. The higher level was primarily due to increases in the assumed dilutive effects of stock options and nonvested restricted stock calculated using the treasury stock method.

Segment Information

Insurance Segment

The following table sets forth our insurance segment’s underwriting results:

	Six Months Ended
	June 30,
(U.S. dollars in thousands)	2006	2005

Gross premiums written	$1,263,301	$1,084,164
Net premiums written	806,556	695,780

Net premiums earned	$766,131	$675,122
Fee income	2,657	2,492
Losses and loss adjustment expenses	(499,174)	(436,833)
Acquisition expenses, net	(79,160)	(61,776)
Other operating expenses	(125,765)	(114,830)
Underwriting income	$64,689	$64,175

Underwriting Ratios
Loss ratio	65.2%	64.7%
Acquisition expense ratio (1)	10.1%	8.9%
Other operating expense ratio	16.4%	17.0%
Combined ratio	91.7%	90.6%

(1)          The acquisition expense ratio is adjusted to include certain fee income.

Underwriting Income.  The insurance segment’s underwriting income was $64.7 million for the 2006 period, compared to $64.2 million for the 2005 period. The combined ratio for the insurance segment was 91.7% for the 2006 period, compared to 90.6% for the 2005 period. The components of the insurance segment’s underwriting income are discussed below.

Premiums Written.  Gross premiums written by the insurance segment were $1.26 billion for the 2006 period, compared to $1.08 billion for the 2005 period, and ceded premiums written were 36.2% of gross premiums written for the 2006 period, compared to 35.8% for the 2005 period. The increase in the percentage of ceded premiums written primarily reflects a higher level of reinsurance costs related to property-catastrophe protection for the 2006 period than in the 2005 period. Net premiums written by the insurance segment were $806.6 million for the 2006 period, compared to $695.8 million for the 2005 period. Roughly a third of the growth in net premiums written was in construction and surety business, primarily due to growth in large deductible construction accounts and surety business. The balance of the growth was generated from increases in professional liability and executive assurance lines, primarily as a result of growth in policies written, and property business, as a result of rate increases which were tempered by the higher reinsurance costs noted above. For information regarding net premiums written produced by major line of business and geographic location, refer to note 4, “Segment Information,” of the notes accompanying our consolidated financial statements.

Net Premiums Earned.  Net premiums earned for the insurance segment were $766.1 million for the 2006 period, compared to $675.1 million for the 2005 period, and generally reflect changes in net premiums written over the previous five quarters, including the mix and type of business written.

Losses and Loss Adjustment Expenses.  The loss ratio for the insurance segment was 65.2% for the 2006 period, compared to 64.7% for the 2005 period. The insurance segment’s results for the 2006 period included two significant losses which occurred in the 2006 second quarter totaling $18.3 million, while the 2005 period did not include significant large loss activity. The net impact of the change in large loss activity was a 2.4 point increase in the loss ratio for the 2006 period. Losses incurred for the 2006 period included $6.9 million of estimated net favorable development in prior year loss reserves, compared to $7.4 million of estimated net adverse development in the 2005 period. The net impact of the change in estimated net prior year development was a 1.9 point decrease in the loss ratio for the 2006 period. The estimated net favorable development in the 2006 period primarily resulted in medium and long-tail lines, mainly executive assurance, healthcare and construction, resulting from a reevaluation of estimated ultimate losses due to better than expected claims activity, partially offset by $33.6 million of adverse development on short-tail lines which included $26.7 million related to the 2004 and 2005 hurricanes.

In addition to the use of individual per risk and inuring reinsurance contracts to limit exposure, the insurance segment had in force during 2005 a catastrophe reinsurance program which provides coverage for certain property catastrophe-related losses occurring during the contract period equal to a maximum of 95% of the first $200 million in excess of a $50 million retention per occurrence of such losses. Estimated losses related to Hurricane Katrina and Hurricane Wilma have exceeded the per occurrence retention. Based on current estimates, the insurance segment expects to recover approximately $124.7 million through such coverage for Hurricane Katrina and $11.8 million for Hurricane Wilma with approximately $57.3 million of remaining available coverage for Hurricane Katrina and $187.6 million of remaining available coverage for Hurricane Wilma should the actual amount of losses ultimately attributable to such events exceed current estimates. Amounts shown for Hurricane Katrina are net of reinstatement premiums.

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

Beginning in the 2006 first quarter, our insurance operations have in effect a reinsurance program which provides coverage for certain property catastrophe-related losses occurring during 2006 equal to a maximum of 92% of the first $325 million in excess of a $75 million retention per occurrence of such losses. The cost of the coverage was substantially higher than in 2005.

Underwriting Expenses.  The underwriting expense ratio for the insurance segment was 26.5% in the 2006 period, compared to 25.9% for the 2005 period. The acquisition expense ratio was 10.1% for the 2006 period, compared to 8.9% for the 2005 period. The increase in the acquisition expense ratio was primarily due to changes in the mix of business. The insurance segment’s other operating expense ratio was 16.4% for the 2006 period, compared to 17.0% for the 2005 period. The lower ratio for the 2006 period resulted from growth in net premiums earned which was higher than the attendant growth in operating expenses.

Reinsurance Segment

The following table sets forth our reinsurance segment’s underwriting results:

	Six Months Ended
	June 30,
(U.S. dollars in thousands)	2006	2005

Gross premiums written	$1,063,909	$865,598
Net premiums written	861,721	827,749

Net premiums earned	$792,920	$761,838
Fee income	2,616	4,645
Losses and loss adjustment expenses	(431,259)	(432,621)
Acquisition expenses, net	(199,093)	(212,895)
Other operating expenses	(27,431)	(22,821)
Underwriting income	$137,753	$98,146

Underwriting Ratios
Loss ratio	54.4%	56.8%
Acquisition expense ratio	25.1%	27.9%
Other operating expense ratio	3.5%	3.0%
Combined ratio	83.0%	87.7%

Underwriting Income.  The reinsurance segment’s underwriting income was $137.8 million for the 2006 period, compared to $98.1 million for the 2005 period. The combined ratio for the reinsurance segment was 83.0% for the 2006 period, compared to 87.7% for the 2005 period. The components of the reinsurance segment’s underwriting income are discussed below.

Premiums Written.  Gross premiums written by the reinsurance segment were $1.06 billion in the 2006 period, compared to $865.6 million for the 2005 period. A substantial portion of the growth came in property and marine lines, of which $160.1 million of premiums were ceded by Arch Re Bermuda to Flatiron Re Ltd. under a quota-share reinsurance treaty, as previously disclosed. In addition, during the 2006 period, the reinsurance segment recorded $22.7 million of additional premiums related to certain treaties written in 2002 to 2004, based on new information received from ceding companies, compared to $14.5 million in the 2005 period relating to treaties written in 2002 and 2003. Of the 2005 amount, $11.3 million related to an adjustment to gross and net premiums written, premiums earned and acquisition expenses which had no effect on underwriting income.

Ceded premiums written by the reinsurance segment were 19.0% of gross premiums written for the 2006 period, compared to 4.4% for the 2005 period. The higher ceded percentage in the 2006 period primarily resulted from the $160.1 million of premiums written ceded ($43.6 million on an earned basis) to Flatiron Re Ltd. noted above.

Net premiums written by the reinsurance segment were $861.7 million for the 2006 period, compared to $827.7 million for the 2005 period. Continued growth in international property and marine lines, along with a higher level of U.S. casualty business, was offset by a reduction in international casualty and other business. The growth in property and marine lines resulted from higher rates and an increase in exposure and resulted from current market opportunities as catastrophe-exposed property and marine lines have continued to provide attractive opportunities in the wake of the 2005 storms. The reduction in international casualty business was primarily in response to market conditions for European business. For information regarding net premiums written produced by major line and type of business and geographic location, refer to note 4, “Segment Information,” of the notes accompanying our consolidated financial statements.

Net Premiums Earned.  Net premiums earned for our reinsurance segment were $792.9 million for the 2006 period, compared to $761.8 million for the 2005 period, and generally reflect changes in net premiums written over the previous five quarters, including the mix and type of business written.

Fee Income.  The reinsurance segment recorded $2.6 million of fee income for the 2006 period, compared to $4.6 million for the 2005 period. The 2006 amount related to certain assumed reinsurance contracts which were deemed, under GAAP, not to transfer insurance risk, and are accounted for using the deposit method of accounting. Of the 2005 amount, $4.5 million related to an industry loss warranty contract. Under this contract, we received payment when industry-wide losses from certain natural perils exceeded a specified amount.

Losses and Loss Adjustment Expenses.  Underwriting income for the reinsurance segment in the 2006 period benefited from estimated net favorable development in prior year loss reserves, net of related adjustments, of $4.8 million, which consisted of a de minimis change in incurred losses and $4.8 million of reductions in acquisition expenses. The 2006 period estimated net favorable development consisted of $38.6 million of favorable development, primarily in short-tail lines, partially offset by $33.8 million of adverse development related to the 2004 and 2005 hurricanes and the European floods. For the 2005 period, underwriting income benefited from estimated net favorable development in prior year loss reserves, net of related adjustments, of $35.2 million, which consisted of $39.7 million of reductions in losses incurred and $4.5 million of increases to acquisition expenses.

The loss ratio for the reinsurance segment was 54.4% for the 2006 period, compared to 56.8% for the 2005 period. The reinsurance segment’s results reflected a low level of catastrophic activity in the period which, combined with a higher level of net premiums earned for property business in the period, contributed to the significant reduction in the loss ratio for the 2006 period. Partially offsetting this, as noted above, the 2006 period included a de minimis change in losses incurred due to prior year loss reserves, compared to estimated net favorable development in the 2005 period of $39.7 million. The net impact of the change in estimated net prior year development was a 5.0 point increase in the loss ratio for the 2006 period.

The reinsurance segment previously purchased a catastrophe reinsurance program which provides up to $55 million of coverage in excess of certain deductibles for any one occurrence and $110 million in the aggregate annually, for certain catastrophe-related losses worldwide occurring during the period from May 2005 through April 2006. Based on current estimates, the reinsurance segment expects to recover approximately $92.3 million, net of reinstatement premiums, related to the 2005 catastrophic events. The recovery represents full usage of the available coverage under the reinsurance program and the coverage was not renewed upon expiration. The reinsurance segment’s estimates related to Hurricanes Katrina, Rita and Wilma and other catastrophic events that occurred in the second half of 2005 are based on currently available information derived from modeling techniques, industry assessments of exposure, preliminary claims information obtained from its clients and brokers to date and a review of its in-force contracts. Actual losses from these events, as well as any additional catastrophic events which may occur, may vary materially from the reinsurance segment’s estimates due to the inherent uncertainties in making such determinations resulting from several factors, including the preliminary nature of the available information, the potential inaccuracies and inadequacies in the data provided by clients and brokers, the modeling techniques and the application of such techniques, the contingent nature of business interruption exposures, the effects of any resultant demand surge on claims activity and attendant coverage issues. In addition, actual losses may increase if reinsurers fail to meet their obligations to the reinsurance segment or the reinsurance protections purchased by the reinsurance segment are otherwise unavailable.

Underwriting Expenses.  The underwriting expense ratio for the reinsurance segment was 28.6% for the 2006 period, compared to 30.9% for the 2005 period. The acquisition expense ratio for the 2006 period was 25.1%, compared to 27.9% for the 2005 period. The reinsurance segment’s 2006 results included commission income (in excess of the reimbursement of direct acquisition expenses) on the quota-share reinsurance treaty with Flatiron Re Ltd., which reduced the acquisition expense ratio by 0.9 points in the 2006 period. The 2006 period also included a $4.8 million reduction in acquisition expenses related to estimated net development in prior year loss reserves, compared to an increase of $4.5 million in the 2005 period. Such amounts primarily resulted from contracts that contain commissions which are adjusted as the loss ratio changes. The net impact of the change in acquisition expenses related to the estimated net prior year development resulted in a 1.2 point decrease in the acquisition expense ratio for the 2006 period. In addition, the acquisition expense ratio for the 2005 period included 1.4 points for the $11.3 million adjustment on certain treaties written in 2002 and 2003, as discussed above. The reinsurance segment’s other operating expense ratio was 3.5% for the 2006 period, compared to 3.0% for the 2005 period. The higher ratio in the 2006 period was driven, in part, by an increase in accrued expenses for incentive compensation related to underwriting performance in prior periods.

Net Investment Income

Net investment income was $170.8 million for the 2006 period, compared to $103.6 million for the 2005 period. The increase in net investment income in the 2006 period resulted from a higher level of average invested assets in the 2006 period primarily due to cash flows from operations. In addition, an increase in the pre-tax investment income yield to 4.4% for the 2006 period, compared to 3.4% for the 2005 period, contributed to the growth in net investment income. These yields were calculated based on amortized cost.

Net Realized Gains or Losses

Following is a summary of net realized gains (losses):

	Six Months Ended
	June 30,
(U.S. dollars in thousands)	2006	2005

Fixed maturities	$(37,645)	$2,473
Other investments	3,142	(1,451)
Other	(1,082)	1,544
Total	$(35,585)	$2,566

Total return on our portfolio under management, as reported to us by our investment advisors, for the 2006 period was 0.79%, compared to 0.99% for the 2005 period. The lower total return in the 2006 period reflected the higher level of interest rates in the period. For the 2006 period, net realized losses on our fixed maturities of $37.6 million included a provision of $16.5 million for declines in the market value of investments held in our available for sale portfolio which were considered to be other-than-temporary, based on a review performed during the 2006 period. The declines in market value on such securities were primarily due to the current interest rate environment. For the six months ended June 30, 2005, we did not consider any declines in the market value of investments to be other-than-temporary. The balance of $21.1 million in net realized losses on our fixed maturities in the 2006 period resulted from the sale of securities, compared to net realized gains from the sale of fixed maturities of $2.5 million for the 2005 period. For the 2006 and 2005 periods, net realized gains or losses from the sale of fixed maturities resulted from our decisions to reduce credit exposure, changes in duration targets, relative value determinations and sales related to rebalancing the portfolio.

During the 2006 and 2005 periods, we realized gross losses from the sale of fixed maturities of $50.6 million and $8.5 million, respectively. With respect to those securities that were sold at a loss, the following is an analysis of the gross realized losses based on the period of time those securities had been in an unrealized loss position:

	Six Months Ended
	June 30,
(U.S. dollars in thousands)	2006	2005

Less than 6 months	$37,337	$4,755
At least 6 months but less than 12 months	11,744	2,063
Over 12 months	1,518	1,711
Total	$50,599	$8,529

Other Expenses

Other expenses, which are included in our other operating expenses and part of our corporate and other segment (non-underwriting), were $14.1 million for the 2006 period, compared to $11.5 million for the 2005 period.

Share-Based Compensation

As required by the provisions of SFAS 123(R), we recorded pre-tax share-based compensation expense related to stock options of $3.4 million in the 2006 period. Under the modified prospective method of transition, no expense related to stock options was recorded in the 2005 period. Therefore, results for the 2006 period are not comparable to the 2005 period. See note 2, “Share-Based Compensation,” of the notes accompanying our consolidated financial statements and “Critical Accounting Policies, Estimates and Recent Accounting Policies–Share-Based Compensation” for more information about the adoption of SFAS No. 123(R).

Net Foreign Exchange Gains or Losses

Net foreign exchange losses for the six months ended June 30, 2006 of $11.4 million consisted of net unrealized losses of $8.0 million and net realized losses of $3.4 million, compared to net foreign exchange gains of $13.4 million for the 2005 period, which consisted of net unrealized gains of $13.4 million and de minimis net realized gains. For the 2006 and 2005 periods, the net unrealized foreign exchange gains or losses recorded were largely offset by changes in the value of our investments held in foreign currencies.

Income Taxes

The effective tax rate on income before income taxes was 8.6% for the 2006 period, compared to 6.7% for the 2005 period. The higher effective tax rate in the 2006 period resulted from a change in the relative mix of income reported by jurisdiction. Our effective tax rates may fluctuate from period to period based on the relative mix of income reported by jurisdiction primarily due to the varying tax rates in each jurisdiction. Our quarterly tax provision is adjusted to reflect changes in our expected annual effective tax rates, if any.

Liquidity and Capital Resources

ACGL is a holding company whose assets primarily consist of the shares in its subsidiaries. Generally, ACGL depends on its available cash resources, liquid investments and dividends or other distributions from its subsidiaries to make payments, including the payment of debt service obligations and operating expenses it may incur and any dividends or liquidation amounts with respect to the non-cumulative preferred shares and common shares.

On a consolidated basis, our aggregate cash and invested assets totaled $8.16 billion at June 30, 2006, compared to $7.12 billion at December 31, 2005. At June 30, 2006 and December 31, 2005, our fixed income portfolio, which includes fixed maturity securities and short-term investments, had an average Standard & Poor’s quality rating of “AA+” and an average effective duration of 2.9 years and 3.3 years, respectively. ACGL’s readily available cash, short-term investments and marketable securities, excluding amounts held by our regulated insurance and reinsurance subsidiaries, totaled $19.2 million at June 30, 2006, compared to $21.0 million at December 31, 2005.

The ability of our regulated insurance and reinsurance subsidiaries to pay dividends or make distributions or other payments to us is dependent on their ability to meet applicable regulatory standards. Under Bermuda law, Arch Re Bermuda is required to maintain a minimum solvency margin (i.e., the amount by which the value of its general business assets must exceed its general business liabilities) equal to the greatest of (1) $100 million, (2) 50% of net premiums written (being gross premiums written by us less any premiums ceded by us, but we may not deduct more than 25% of gross premiums when computing net premiums written) and (3) 15% of loss and other insurance reserves. Arch Re Bermuda is prohibited from declaring or paying any dividends during any financial year if it is not in compliance with its minimum solvency margin. In addition, Arch Re Bermuda is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files, at least seven days before payment of such dividends, with the Bermuda Monetary Authority an affidavit stating that it will continue to meet the required margins. In addition, Arch Re Bermuda is prohibited, without prior approval of the Bermuda Monetary Authority, from reducing by 15% or more its total statutory capital, as set out in its previous year’s statutory financial statements. At December 31, 2005, as determined under Bermuda law, Arch Re Bermuda had statutory capital of $1.66 billion and statutory capital and surplus of $2.19 billion. Such amounts include ownership interests in U.S. insurance and reinsurance subsidiaries. Accordingly, Arch Re Bermuda can pay approximately $249 million in dividends or distributions to ACGL during 2006 without prior approval under Bermuda law, as discussed above. Our U.S. insurance and reinsurance subsidiaries can pay $72.3 million in dividends or distributions to Arch Capital Group (U.S.) Inc. (“Arch-U.S.”), our U.S. holding company, which is owned by Arch Re Bermuda, during 2006 without prior regulatory approval. Such dividends or distributions may be subject to applicable withholding or other taxes. Arch Insurance Company (Europe) Limited can pay a de minimis amount of dividends to ACGL during 2006 without prior notice and approval by the FSA. In addition, the ability of our insurance and reinsurance subsidiaries to pay dividends is also constrained by our dependence on the financial strength ratings of our insurance and reinsurance subsidiaries from independent rating agencies. The ratings from these agencies depend to a large extent on the capitalization levels of our insurance and reinsurance subsidiaries. We believe that ACGL has sufficient cash resources and available dividend capacity to service its indebtedness and other current outstanding obligations.

Our insurance and reinsurance subsidiaries are required to maintain assets on deposit, which primarily consist of fixed maturities, with various regulatory authorities to support their operations. The assets on deposit are available to settle insurance and reinsurance liabilities to third parties. Our insurance and reinsurance subsidiaries also have investments in segregated portfolios primarily to provide collateral or guarantees for letters of credit to third parties. At June 30, 2006 and December 31, 2005, such amounts approximated $980.0 million and $1.0 billion, respectively. In addition, Arch Re Bermuda maintains assets in trust accounts as collateral for insurance and reinsurance transactions with affiliated companies. At June 30, 2006 and December 31, 2005, such amounts approximated $3.05 billion and $2.77 billion, respectively.

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

Arch Specialty Insurance Company (“Arch Specialty”) entered into a Stipulation and Order (“Stipulation”) with the Wisconsin Office of the Commissioner of Insurance (“OCI”) in connection with ACGL’s acquisition of Arch Specialty in 2002. While the ratio of Arch Specialty’s total adjusted capital to authorized control level risk-based capital exceeded 200% at December 31, 2005, and thus was above the risk-based capital threshold that would require company action (the lowest level of corrective action), it was below the 275% ratio that the Stipulation requires Arch Specialty to maintain. Arch Specialty was in compliance with the ratio required under the Stipulation at December 31, 2005 following its receipt during the 2006 first quarter of a capital contribution in the amount of $57.0 million provided by subsidiaries of ACGL, and remains in compliance with such ratio at June 30, 2006. Western Diversified Casualty Insurance Company, which, like Arch Specialty, is domiciled in Wisconsin, also entered into a Stipulation with the OCI in 2003 whereby it must maintain a ratio of total adjusted capital to authorized control level risk-based capital of not less than 275%, and was in compliance with this ratio at June 30, 2006.

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

We monitor the financial condition of our reinsurers and attempt to place coverages only with substantial, financially sound carriers. At June 30, 2006 and December 31, 2005, approximately 94.0% and 92.6%, respectively, of our reinsurance recoverables on paid and unpaid losses (not including prepaid reinsurance premiums) of $1.68 billion and $1.47 billion, respectively, were due from carriers which had an A.M. Best rating of “A-” or better. At June 30, 2006 and December 31, 2005, the largest reinsurance recoverables from any one carrier were less than 5.9% and 5.6%, respectively, of our total shareholders’ equity.

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

Consolidated cash flow provided by operating activities was $823.2 million for the six months ended June 30, 2006, compared to $685.6 million for the 2005 period. The increase in operating cash flows in the 2006 period was due, in part, to growth in premiums written and net investment income, partially offset by a higher level of paid losses as our loss reserves have continued to mature and due to payments related to the 2004 and 2005 catastrophic events that contributed $104.4 million to paid losses for the six months ended June 30, 2006. Cash flow from operating activities are provided by premiums collected, fee income, investment income and collected reinsurance recoverables, offset by losses and loss adjustment expense payments, reinsurance premiums paid, operating costs and current taxes paid.

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

In June 2006, ACGL and Arch-U.S. filed a universal shelf registration statement with the SEC. This registration statement allows for the possible future offer and sale by us of various types of securities, including unsecured debt securities, preference shares, common shares, warrants, share purchase contracts and units and depositary shares. The shelf registration statement enables us to efficiently access the public debt and/or equity capital markets in order to meet our future capital needs. The shelf registration statement also allows selling shareholders to resell common shares that they own in one or more offerings from time to time. We will not receive any proceeds from any shares offered by the selling shareholders. This report is not an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

In November 2005, we entered into a five-year agreement for a $300 million unsecured revolving loan and letter of credit facility and a $500 million secured letter of credit facility, which was amended in April 2006 to provide Arch Insurance Company (Europe) Limited access to the secured portion of the credit facility. The $300 million unsecured loan and letter of credit facility is also available for the issuance of unsecured letters of credit up to $100 million for our U.S.-based reinsurance operation. In light of the expansion of our reinsurance business in property lines, we are considering increasing the capacity of our secured letter of credit facility.

During 2006, ACGL completed two public offerings of non-cumulative preferred shares (“Preferred Shares”). On February 1, 2006, $200.0 million principal amount of 8.0% series A non-cumulative preferred shares (“Series A Preferred Shares”) were issued with net proceeds of $193.5 million and, on May 24, 2006, $125.0 million principal amount of 7.875% series B non-cumulative preferred shares (“Series B Preferred Shares”) were issued with net proceeds of $120.9 million. The net proceeds of the offerings were used to support the underwriting activities of ACGL’s insurance and reinsurance subsidiaries. ACGL has the right to redeem all or a portion of each series of Preferred Shares at a redemption price of $25.00 per share on or after (1) February 1, 2011 for the Series A Preferred Shares and (2) May 15, 2011 for the Series B Preferred Shares. Dividends on the Preferred Shares are non-cumulative. Consequently, in the event dividends are not declared on the Preferred Shares for any dividend period, holders of Preferred Shares will not be entitled to receive a dividend for such period, and such undeclared dividend will not accrue and will not be payable. Holders of Preferred Shares will be entitled to receive dividend payments only when, as and if declared by ACGL’s board of directors or a duly authorized committee of the board of directors. Any such dividends will be payable from the date of original issue on a non-cumulative basis, quarterly in arrears. To the extent declared, these dividends will accumulate, with respect to each dividend period, in an amount per share equal to 8.0% of the $25.00 liquidation preference per annum for the Series A Preferred Shares and 7.875% of the $25.00 liquidation preference per annum for the Series B Preferred Shares. At June 30, 2006, we had declared an aggregate of $3.1 million of dividends to be paid to holders of the Preferred Shares.

At June 30, 2006, ACGL’s capital of $3.32 billion consisted of $300.0 million of senior notes, representing 9.0% of the total, $325.0 million of preferred shares, representing 9.8% of the total, and common shareholders’ equity of $2.69 billion, representing the balance. At December 31, 2005, ACGL’s capital of $2.78 billion consisted of senior notes of $300 million, representing 10.8% of the total, and common shareholders’ equity of $2.48 billion, representing the balance. The increase in capital during 2006 of $535.3 million was primarily attributable to the issuance of preferred shares and net income for the six months ended June 30, 2006, partially offset by an after-tax decline in the market value of our investment portfolio of $64.3 million which was primarily due to an increase in the level of interest rates.

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

On December 29, 2005, Arch Re Bermuda entered into a quota share reinsurance treaty with Flatiron Re Ltd., a newly-formed Bermuda reinsurance company, pursuant to which Flatiron Re Ltd. is assuming a 45% quota share (the “Treaty”) of certain lines of property and marine business underwritten by Arch Re Bermuda for unaffiliated third parties for the 2006 and 2007 underwriting years (January 1, 2006 to December 31, 2007). The quota share is subject to decrease by Arch Re Bermuda under certain circumstances. In addition, in certain circumstances, Flatiron Re Ltd. may extend at its option the coverage provided by the Treaty to Arch Re Bermuda’s 2008 underwriting year. Effective June 28, 2006, the parties amended the Treaty to increase the percentage ceded to Flatiron Re Ltd. from 45% to 70% of all covered business bound by Arch Re Bermuda from (and including) June 28, 2006 until (and including) August 15, 2006 provided such business does not incept beyond September 30, 2006. The ceding percentage for all business bound outside of this period will continue to be 45%, subject to adjustment as provided under the Treaty. As a result of the terms of the Treaty, we determined that Flatiron Re Ltd. is a variable interest entity. However, Arch Re Bermuda is not the primary beneficiary of Flatiron Re Ltd. and, as such, we are not required to consolidate the assets, liabilities and results of operations of Flatiron Re Ltd. per FIN 46R. See note 13, “Commitments and Contingencies,” of the notes accompanying our consolidated financial statements for further details on the Treaty with Flatiron Re Ltd.

Investments

The finance and investment committee of our board of directors establishes our investment policies and creates guidelines for our investment managers. The finance and investment committee reviews the implementation of the investment strategy on a regular basis. Our current approach stresses preservation of capital, market liquidity and diversification of risk.

Our cash and invested assets were as follows at June 30, 2006 and December 31, 2005:

	June 30,	December 31,
(U.S. dollars in thousands)	2006	2005

Fixed maturities available for sale, at fair value	$5,948,595	$5,280,987
Fixed maturities pledged under securities lending agreements, at fair value (1)	740,966	862,766
Total fixed maturities	6,689,561	6,143,753
Short-term investments available for sale, at fair value	973,671	681,887
Short-term investments pledged under securities lending agreements, at fair value (1)	935	1,100
Other investments, at fair value	132,046	70,233
Cash	366,373	222,477
Total cash and invested assets (1)	$8,162,586	$7,119,450

(1) In securities lending transactions, we receive collateral in excess of the market value of the fixed maturities and short-term investments pledged under securities lending agreements. For purposes of this table, we have excluded $762.2 million and $893.4 million, respectively, of collateral received which is reflected as “short-term investment of funds received under securities lending agreements, at fair value” and included $741.9 million and $863.9 million, respectively, of “fixed maturities and short-term investments pledged under securities lending agreements, at fair value” at June 30, 2006 and December 31, 2005.

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

At June 30, 2006 and December 31, 2005, our fixed income portfolio, which includes fixed maturity securities and short-term investments, had an average effective duration of 2.9 years and 3.3 years, respectively, an average Standard & Poor’s quality rating of “AA+” and an imbedded book yield, before investment expenses, of 4.8% and 4.2%, respectively.

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

At June 30, 2006 and December 31, 2005, our Loss Reserves, net of unpaid losses and loss adjustment expenses recoverable, by type and by operating segment were as follows:

	June 30,	December 31,
(U.S. dollars in thousands)	2006	2005

Insurance:
Case reserves	$531,221	$421,131
IBNR reserves	1,624,407	1,413,243
Total net reserves	$2,155,628	$1,834,374

Reinsurance:
Case reserves	$596,910	$488,593
Additional case reserves	75,264	116,788
IBNR reserves	1,709,252	1,623,303
Total net reserves	$2,381,426	$2,228,684

Total:
Case reserves	$1,128,131	$909,724
Additional case reserves	75,264	116,788
IBNR reserves	3,333,659	3,036,546
Total net reserves	$4,537,054	$4,063,058

At June 30, 2006 and December 31, 2005, the insurance segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	June 30,	December 31,
(U.S. dollars in thousands)	2006	2005

Casualty	$504,524	$420,113
Programs	332,323	323,527
Construction and surety	327,620	267,569
Executive assurance	296,885	222,949
Property, marine and aviation	291,786	259,686
Professional liability	284,314	226,815
Healthcare	108,634	104,464
Other	9,542	9,251
Total net reserves	$2,155,628	$1,834,374

At June 30, 2006 and December 31, 2005, the reinsurance segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	June 30,	December 31,
(U.S. dollars in thousands)	2006	2005

Casualty	$1,410,685	$1,304,859
Property excluding property catastrophe	301,918	265,355
Other specialty	257,120	267,850
Marine and aviation	178,457	175,364
Property catastrophe	128,588	107,307
Other	104,658	107,949
Total net reserves	$2,381,426	$2,228,684

Calculation of Book Value Per Common Share

The following presents the calculation of book value per common share for June 30, 2006 and December 31, 2005. The shares and per share numbers set forth below exclude the effects of 5,976,146 and 5,637,108 stock options and 95,419 and 93,545 restricted stock units outstanding at June 30, 2006 and December 31, 2005, respectively.

	(Unaudited)
	June 30,	December 31,
(U.S. dollars in thousands, except share data)	2006	2005

Total shareholders’ equity	$3,015,780	$2,480,527
Less preferred shareholders’ equity	(325,000)	—
Common shareholders’ equity	$2,690,780	$2,480,527
Common shares outstanding	73,937,973	73,334,870
Book value per common share	$36.39	$33.82

Market Sensitive Instruments and Risk Management

In accordance with the SEC’s Financial Reporting Release No. 48, we performed a sensitivity analysis to determine the effects that market risk exposures could have on the future earnings, fair values or cash flows of our financial instruments as of June 30, 2006. (See section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Sensitive Instruments and Risk Management” included in our 2005 Annual Report on Form 10-K/A.) Market risk represents the risk of changes in the fair value of a financial instrument and is comprised of several components, including liquidity, basis and price risks. At June 30, 2006, material changes in market risk exposures that affect the quantitative and qualitative disclosures presented as of December 31, 2005 are as follows:

Interest Rate and General Portfolio Risk

Fixed Maturities and Short-Term Investments. We invest in interest rate sensitive securities, primarily debt securities. We consider the effect of interest rate movements on the market value of our fixed maturities, fixed maturities pledged under securities lending agreements and short-term investments and the corresponding change in unrealized appreciation. As interest rates rise, the market value of our interest rate sensitive securities falls, and the converse is also true. The following table summarizes the effect that an immediate, parallel shift in the interest rate yield curve would have had on the portfolio at June 30, 2006 and December 31, 2005. Based on historical observations, there is a low probability that all interest rate yield curves would shift in the same direction at the same time and, accordingly, the actual effect of interest rate movements may differ materially from the amounts set forth below. For further discussion on investment activity, please refer to “—Results of Operations.”

	Interest Rate Shift in Basis Points
(U.S. dollars in millions)	-100	-50	0	50	100

June 30, 2006:	$7,891.4	$7,775.9	$7,664.2	$7,554.2	$7,448.2
Total market value	2.96%	1.46%	—	(1.44)%	(2.82)%
Market value change from base	$227.2	$111.7	—	$(110.0)	$(216.0)
Change in unrealized value

December 31, 2005:
Total market value	$7,060.9	$6,942.1	$6,826.7	$6,715.0	$6,606.9
Market value change from base	3.43%	1.69%	—	(1.64)%	(3.22)%
Change in unrealized value	$234.2	$115.4	—	$(111.7)	$(219.8)

Another method that attempts to measure portfolio risk is Value-at-Risk (“VaR”). VaR attempts to take into account a broad cross-section of risks facing a portfolio by utilizing relevant securities volatility data skewed towards the most recent months and quarters. VaR measures the amount of a portfolio at risk for outcomes 1.65 standard deviations from the mean based on normal market conditions over a one year time horizon and is expressed as a percentage of the portfolio’s initial value. In other words, 95% of the time, should the risks taken into account in the VaR model perform per their historical tendencies, the portfolio’s loss in any one year period is expected to be less than or equal to the calculated VaR, stated as a percentage of the measured portfolio’s initial value. As of June 30, 2006, our portfolio’s VaR was estimated to be 3.08%, compared to an estimated 3.29% at December 31, 2005.

Foreign Currency Exchange Risk

Foreign currency rate risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates. A 10% depreciation of the U.S. Dollar against other currencies under our outstanding contracts at June 30, 2006 and December 31, 2005, net of unrealized appreciation on our securities denominated in currencies other than the U.S. Dollar, would have resulted in unrealized losses of approximately $22.5 million and $7.7 million, respectively, and would have decreased book value per common share by approximately $0.30 and $0.11, respectively. Based on historical observations, there is a low probability that all foreign currency exchange rates would shift against the U.S. Dollar in the same direction and at the same time and, accordingly, the actual effect of foreign currency rate movements may differ materially from the amounts set forth above. For further discussion on foreign exchange activity, please refer to “—Results of Operations.”

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

•            our ability to successfully integrate, establish and maintain operating procedures (including the implementation of improved computerized systems and programs to replace and support manual systems) to effectively support our underwriting initiatives and to develop accurate actuarial data, especially in light of the rapid growth of our business;

•            the loss of key personnel;

•            the integration of businesses we have acquired or may acquire into our existing operations;

•            accuracy of those estimates and judgments utilized in the preparation of our financial statements, including those related to revenue recognition, insurance and other reserves, reinsurance recoverables, investment valuations, intangible assets, bad debts, income taxes, contingencies and litigation, and any determination to use the deposit method of accounting, which for a relatively new insurance and reinsurance company, like our company, are even more difficult to make than those made in a mature company since limited historical information has been reported to us through June 30, 2006;

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

•            changes in accounting principles or policies or in our application of such accounting principles or policies; and

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

Other Financial Information

The interim financial information included in this Quarterly Report on Form 10-Q as of and for the three and six months ended June 30, 2006 has not been audited by PricewaterhouseCoopers LLP. In reviewing such information, PricewaterhouseCoopers LLP has applied limited procedures in accordance with professional standards for reviews of interim financial information. However, their separate report included in this Quarterly Report on Form 10-Q for the 2006 second quarter states that they did not audit and they do not express an opinion on that interim financial information. Accordingly, you should restrict your reliance on their reports on such information. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their reports on the interim financial information because such reports do not constitute “reports” or “parts” of the registration statements prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act of 1933.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We, in common with the insurance industry in general, are subject to litigation and arbitration in the normal course of our business. As of June 30, 2006, we were not a party to any material litigation or arbitration other than as a part of the ordinary course of business, none of which is expected by management to have a significant adverse effect on our results of operations and financial condition and liquidity.

In 2003, the former owners of American Independent Insurance Holding Company (“American Independent”) commenced an action against ACGL, American Independent and certain of American Independent’s directors and officers and others seeking unspecified damages relating to the reorganization agreement pursuant to which we acquired American Independent in 2001. The reorganization agreement provided that, as part of the consideration for the stock of American Independent, the former owners would have the right to receive a limited, contingent payment from the proceeds, if any, from certain pre-existing lawsuits that American Independent had brought as plaintiff prior to its acquisition by us. The former owners alleged, among other things, that the defendants entered into the agreement without intending to honor their commitments under the agreement and are liable for securities and common law fraud and breach of contract. In December 2004, we sold American Independent, PSIC and affiliated entities, which conducted our nonstandard automobile insurance operations, to a third party. Under the terms of the sale agreement, ACGL and certain of its affiliates retained the liabilities (if any) relating to the foregoing matters. ACGL and the other defendants filed a motion to dismiss all claims. That motion was granted on March 23, 2005, and the plaintiffs were allowed until April 15, 2005 to amend their complaint. Although they did attempt to amend the complaint, they did not timely and properly do so, and, on April 26, 2005, judgment was entered dismissing the action with prejudice. The plaintiffs thereafter moved to vacate the judgment and to allow retroactively the filing of their second amended complaint; that motion was granted. The plaintiffs filed a new pleading in October 2005. ACGL and the other defendants again moved to dismiss all claims, and those motions are now pending before the court. At the request of the judge, oral arguments were made on June 26, 2006. Although no assurances can be made as to the resolution of such motions or of the plaintiffs’ claims, management does not believe that any of the claims are meritorious.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes ACGL’s purchases of its common shares for the 2006 second quarter:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plan or Programs
4/1/2006-4/30/2006	—	—	—	—
5/1/2006-5/31/2006	186	$58.19	—	—
6/1/2006-6/30/2006	—	—	—	—
Total	186	$58.19	—	—

(1)          ACGL repurchases shares, from time to time, from employees in order to facilitate the payment of withholding taxes on restricted shares granted. We purchased these shares at their fair market value, as determined by reference to the closing price of our common shares on the day the restricted shares vested.

Item 4. Submission of Matters to a Vote of Security Holders

(a)        The annual meeting of shareholders (the “Annual Meeting”) of ACGL was held on May 3, 2006.

(b)        Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to management’s nominees as listed in ACGL’s proxy statement, dated March 31, 2006 (the “Proxy Statement”).

(c)        The shareholders of ACGL (1) elected Class II Directors to hold office until the 2009 annual meeting of shareholders or until their successors are elected or qualified, (2) elected certain individuals as Designated Company Directors of certain of ACGL’s non-U.S. subsidiaries and (3) ratified the selection of PricewaterhouseCoopers LLP as independent registered public accounting firm for the fiscal year ending December 31, 2006. Set forth below are the voting results for these proposals:

Election of Class I Directors of ACGL

	FOR	WITHHOLD

Constantine Iordanou Total:	70,347,572	193,386

James J. Meenaghan Total:	70,450,672	90,286

John M. Pasquesi Total:	68,873,955	1,667,003

Election of Designated Directors of Non-U.S. Subsidiaries

	FOR	WITHHOLD

James J. Ansaldi Total:	70,423,292	117,666

Graham B. Collis Total:	69,262,700	1,278,258

Marc Grandisson Total:	70,423,292	117,666

W. Preston Hutchings Total:	70,423,292	117,666

Constantine Iordanou Total:	70,520,927	20,031

Ralph E. Jones III Total:	70,422,542	118,416

Thomas G. Kaiser Total:	70,423,292	117,666

Mark D. Lyons Total:	70,423,292	117,666

Nicolas J. Metcalf Total:	70,423,292	117,666

Martin J. Nilsen Total:	70,423,292	117,666

Nicolas Papadopoulo Total:	70,423,292	117,666

Michael Quinn Total:	70,423,292	117,666

Maamoun Rajeh Total:	70,423,292	117,666

Paul S. Robotham Total:	69,169,755	1,371,203

Robert Van Gieson Total:	70,423,292	117,666

John D. Vollaro Total:	69,169,455	1,371,503

Ratification of Selection of PricewaterhouseCoopers LLP as Independent Registered Public Accounting Firm

	FOR	AGAINST	ABSTAIN

Total:	70,496,828	41,084	3,046

Item 5. Other Information

In accordance with Section 10a(i)(2) of the Securities Exchange Act of 1934, as amended, we are responsible for disclosing non-audit services to be provided by our independent auditor, PricewaterhouseCoopers LLP, which are approved by the Audit Committee of our board of directors.

During the 2006 second quarter, the Audit Committee approved engagements of PricewaterhouseCoopers LLP for the following permitted non-audit services: tax services, tax consulting and tax compliance.

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