Form 10-Q
period 2006-09-30
ARCH CAPITAL GROUP LTD.
filed 2006-11-09
CIK 947484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common shares as of the latest practicable date.

Class	Outstanding at November 1, 2006
Common Shares, $0.01 par value	74,119,097

ARCH CAPITAL GROUP LTD.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Arch Capital Group Ltd.:

We have reviewed the accompanying consolidated balance sheet of Arch Capital Group Ltd. and its subsidiaries (the “Company”) as of September 30, 2006, and the related consolidated statements of income for each of the three-month and nine-month periods ended September 30, 2006 and 2005, and the consolidated statements of changes in shareholders’ equity, comprehensive income and cash flows for the nine-month periods ended September 30, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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
November 8, 2006

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share data)

	(Unaudited)
	September 30,	December 31,
	2006	2005
Assets
Investments:
Fixed maturities available for sale, at fair value (amortized cost: 2006, $6,689,055; 2005, $5,310,712)	$6,727,113	$5,280,987
Short-term investments available for sale, at fair value (amortized cost: 2006, $883,673; 2005, $679,530)	887,187	681,887
Short-term investment of funds received under securities lending agreements, at fair value	844,430	893,379
Other investments, at fair value (cost: 2006, $275,442; 2005, $59,839)	290,305	70,233
Total investments	8,749,035	6,926,486

Cash	188,139	222,477
Accrued investment income	70,163	62,196
Fixed maturities and short-term investments pledged under securities lending agreements, at fair value	815,268	863,866
Premiums receivable	901,001	672,902
Funds held by reinsureds	93,980	167,739
Unpaid losses and loss adjustment expenses recoverable	1,562,459	1,389,768
Paid losses and loss adjustment expenses recoverable	116,966	80,948
Prepaid reinsurance premiums	514,490	322,435
Deferred income tax assets, net	76,765	71,139
Deferred acquisition costs, net	313,806	317,357
Receivable for securities sold	91,375	220
Other assets	460,429	390,903
Total Assets	$13,953,876	$11,488,436

Liabilities
Reserve for losses and loss adjustment expenses	$6,309,624	$5,452,826
Unearned premiums	1,995,755	1,699,691
Reinsurance balances payable	312,881	150,451
Senior notes	300,000	300,000
Deposit accounting liabilities	44,590	43,104
Securities lending collateral	844,430	893,379
Payable for securities purchased	288,815	12,020
Other liabilities	511,532	456,438
Total Liabilities	10,607,627	9,007,909

Commitments and Contingencies

Shareholders’ Equity
Non-cumulative preferred shares ($0.01 par value, 50,000,000 shares authorized)
- Series A (issued: 2006, 8,000,000)	80	—
- Series B (issued: 2006, 5,000,000)	50	—
Common shares ($0.01 par value, 200,000,000 shares authorized, issued: 2006, 74,006,652; 2005, 73,334,870)	740	733
Additional paid-in capital	1,928,914	1,595,440
Deferred compensation under share award plan	—	(9,646)
Retained earnings	1,354,629	901,348
Accumulated other comprehensive income (loss), net of deferred income tax	61,836	(7,348)
Total Shareholders’ Equity	3,346,249	2,480,527
Total Liabilities and Shareholders’ Equity	$13,953,876	$11,488,436

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
 (U.S. dollars in thousands, except share data)

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues
Net premiums written	$747,225	$787,304	$2,415,502	$2,310,833
(Increase) decrease in unearned premiums	10,348	(39,529)	(98,878)	(126,098)
Net premiums earned	757,573	747,775	2,316,624	2,184,735
Net investment income	101,622	59,270	272,451	162,846
Net realized losses	(11,115)	(10,291)	(46,700)	(7,725)
Fee income	2,269	2,239	7,542	9,376
Total revenues	850,349	798,993	2,549,917	2,349,232

Expenses
Losses and loss adjustment expenses	445,748	672,224	1,376,181	1,541,678
Acquisition expenses	117,529	142,803	395,782	417,474
Other operating expenses	82,791	72,601	250,135	221,761
Interest expense	5,361	5,632	16,567	16,897
Net foreign exchange (gains) losses	4,251	(7,334)	15,650	(20,769)
Total expenses	655,680	885,926	2,054,315	2,177,041

Income (loss) before income taxes	194,669	(86,933)	495,602	172,191

Income tax expense (benefit)	2,371	(642)	28,127	16,598

Net income (loss)	192,298	(86,291)	467,475	155,593

Preferred dividends	6,488	—	14,194	—

Net income (loss) available to common shareholders	$185,810	$(86,291)	$453,281	$155,593

Net income (loss) per common share
Basic	$2.54	$(2.48)	$6.20	$4.50
Diluted	$2.44	$(2.48)	$5.96	$2.09

Weighted average common shares and common share equivalents outstanding
Basic (1)	73,244,138	34,750,770	73,111,759	34,561,131
Diluted (1)	76,283,910	34,750,770	76,108,510	74,458,013

(1)          For the 2005 third quarter and nine months ended September 30, 2005, basic weighted average common shares and common share equivalents outstanding excluded 37,327,502 and 37,328,788 series A convertible preference shares, respectively. Such shares were included in the diluted weighted average common shares and common share equivalents outstanding. During the 2005 fourth quarter, all remaining series A convertible preference shares were converted into an equal number of common shares. In addition, due to the net loss recorded for the 2005 third quarter, diluted weighted average common shares and common share equivalents outstanding for the 2005 third quarter do not include 40.0 million shares of dilutive securities since the inclusion of such securities would have had an anti-dilutive effect on the loss per share under GAAP.

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(U.S. dollars in thousands)

	(Unaudited)
	Nine Months Ended
	September 30,
	2006	2005
Series A Convertible Preference Shares
Balance at beginning of year	$—	$373
Converted to common shares	—	(0)
Balance at end of period	—	373

Non-Cumulative Preferred Shares
Series A preferred shares issued	80	—
Series B preferred shares issued	50	—
Balance at end of period	130	—

Common Shares
Balance at beginning of year	733	349
Common shares issued, net	7	6
Balance at end of period	740	355

Additional Paid-in Capital
Balance at beginning of year	1,595,440	1,560,291
Cumulative effect of change in accounting for unearned stock grant compensation	(9,646)	—
Series A non-cumulative preferred shares issued	193,377	—
Series B non-cumulative preferred shares issued	120,881	—
Common shares issued	410	2,893
Exercise of stock options	17,585	13,415
Common shares retired	(1,279)	(1,398)
Amortization of share-based compensation	11,621	—
Other	525	642
Balance at end of period	1,928,914	1,575,843

Deferred Compensation Under Share Award Plan
Balance at beginning of year	(9,646)	(9,879)
Cumulative effect of change in accounting for unearned stock grant compensation	9,646	—
Restricted common shares issued	—	(1,488)
Deferred compensation expense recognized	—	5,742
Balance at end of period	—	(5,625)

Retained Earnings
Balance at beginning of year	901,348	644,862
Dividends declared on preferred shares	(14,194)	—
Net income	467,475	155,593
Balance at end of period	1,354,629	800,455

Accumulated Other Comprehensive Income (Loss)
Balance at beginning of year	(7,348)	45,910
Change in unrealized appreciation (decline) in value of investments, net of deferred income tax	72,408	(64,571)
Foreign currency translation adjustments, net of deferred income tax	(3,224)	(1,209)
Balance at end of period	61,836	(19,870)

Total Shareholders’ Equity	$3,346,249	$2,351,531

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(U.S. dollars in thousands)

	(Unaudited)
	Nine Months Ended
	September 30,
	2006	2005
Comprehensive Income
Net income	$467,475	$155,593
Other comprehensive income (loss), net of deferred income tax
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	22,675	(74,758)
Reclassification of net realized losses, net of income taxes, included in net income	49,733	10,187
Foreign currency translation adjustments	(3,224)	(1,209)
Other comprehensive income (loss)	69,184	(65,780)
Comprehensive Income	$536,659	$89,813

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)

	(Unaudited)
	Nine Months Ended
	September 30,
	2006	2005
Operating Activities
Net income	$467,475	$155,593
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized losses	46,788	9,601
Share-based compensation	11,621	6,486
Changes in:
Reserve for losses and loss adjustment expenses, net of unpaid losses and loss adjustment expenses recoverable	684,107	983,360
Unearned premiums, net of prepaid reinsurance premiums	104,009	124,174
Premiums receivable	(228,099)	(157,554)
Deferred acquisition costs, net	3,551	(35,758)
Funds held by reinsureds	73,759	11,038
Reinsurance balances payable	162,430	27,226
Paid losses and loss adjustment expenses recoverable	(36,018)	(3,377)
Deferred income tax assets, net	(6,419)	6,649
Other liabilities	40,646	11,679
Other items, net	(73,864)	(33,623)
Net Cash Provided By Operating Activities	1,249,986	1,105,494

Investing Activities
Purchases of fixed maturity investments	(11,905,546)	(6,212,818)
Proceeds from sales of fixed maturity investments	10,328,588	5,178,452
Proceeds from redemptions and maturities of fixed maturity investments	371,202	282,552
Purchases of other investments	(215,052)	—
Proceeds from sale of other investments	6,329	12,701
Net purchases of short-term investments	(182,394)	(317,043)
Change in short-term investment of funds received under securities lending agreements, at fair value	48,949	(954,684)
Purchases of furniture, equipment and other	(9,032)	(10,548)
Net Cash Used For Investing Activities	(1,556,956)	(2,021,388)

Financing Activities
Proceeds from common shares issued, net of repurchases	12,165	10,081
Proceeds from preferred shares issued, net of issuance costs	314,388	—
Change in securities lending collateral	(48,949)	954,684
Excess tax benefits from share-based compensation	3,706	—
Preferred dividends paid	(10,892)	—
Net Cash Provided By Financing Activities	270,418	964,765

Effects of exchange rate changes on foreign currency cash	2,214	(164)

Increase (decrease) in cash	(34,338)	48,707
Cash beginning of year	222,477	113,052
Cash end of period	$188,139	$161,759

Income taxes paid, net	$35,446	$37,099
Interest paid	$11,067	$11,141

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

As required by the provisions of SFAS No. 123(R), the Company recorded after-tax share-based compensation expense of $1.6 million, or $0.02 per basic and diluted share, related to stock option awards for the 2006 third quarter, net of tax benefits of $0.4 million. For the nine months ended September 30, 2006, the Company recorded after-tax share-based compensation expense of $4.4 million, or $0.06 per basic and diluted share, net of tax benefits of $1.1 million. The share-based compensation expense associated with stock options that have graded vesting features and vest based on service conditions only (i) granted after the effective date of adoption is calculated on a straight-line basis over the requisite service periods of the related options and (ii) granted prior to the effective date of adoption and that remain unvested as of the date of adoption is calculated on a graded-vesting basis as prescribed under FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans—an interpretation of APB Opinions No. 15 and 25,” over the remaining requisite service periods of the related options. These charges had no impact on the Company’s cash flows or total shareholders’ equity.

Under the modified prospective method of transition under SFAS No.123(R), the Company is not required to restate its prior period financial statements to reflect expensing of share-based compensation under SFAS No. 123(R). Therefore, the results for the 2006 periods are not comparable to the 2005 periods. As required by SFAS No.123(R), the Company has presented pro forma disclosures of its net income and earnings per share for the 2005 third quarter and nine months ended September 30, 2005 assuming the estimated fair value of the options granted prior to January 1, 2006 is amortized to expense over the requisite service period, as indicated below:

	(Unaudited)	(Unaudited)
	Three Months Ended	Nine Months Ended
(U.S. dollars in thousands, except share data)	September 30, 2005	September 30, 2005

Net income (loss), as reported	$(86,291)	$155,593
Total share-based employee compensation expense under fair value method, net of income taxes	(1,342)	(3,538)
Pro forma net income	$(87,633)	$152,055

Earnings per share – basic:
As reported	$(2.48)	$4.50
Pro forma	$(2.52)	$4.40
Earnings per share – diluted:
As reported	$(2.48)	$2.09
Pro forma	$(2.52)	$2.04

For purposes of disclosure in the foregoing table and for purposes of determining estimated fair value under SFAS No. 123(R), the Company has computed the estimated fair values of share-based compensation related to stock options using the Black-Scholes option valuation model and has applied the assumptions set forth in the following table. Awards granted prior to September 2005 generally vest over a two year period: one-third immediately on the grant date and one-third on the first and second anniversaries of the grant date. In September 2005, the Company’s board of directors approved a longer vesting period for future awards to vest over a three year period: one-third on the first, second and third anniversaries of the grant date. The Company increased the expected life assumption for stock options granted beginning in September 2005 to six years after considering the increase in the vesting period, the ten year contractual term of the option awards, the historical share option exercise experience, peer data and guidance from the Securities and Exchange Commission as contained in Staff Accounting Bulletin No. 107 permitting the initial application of a “simplified” method, which is based on the average of the vesting term and the contractual term of the option. Previously, the Company calculated the estimated life based on the expectation that options would be exercised within five years on average after consideration of the vesting and contractual terms, historical share option exercise experience and peer data.  The Company based its estimate of expected volatility for options granted in the 2006 third quarter and nine months ended September 30, 2006 on daily historical trading data of its common shares from September 20, 2002, the date marking the completion of the Company’s transition as a worldwide insurance and reinsurance company, through the last day of the applicable period. For options granted in the 2005 third quarter and nine months ended September 30, 2005, the Company based its volatility estimate under the same method as the 2006 third quarter and nine months ended September 30, 2006, using the period from September 20, 2002 through the last day of the applicable period.

	(Unaudited)
	Three Months Ended
	September 30,
	2006	2005

Dividend yield	0.0%	0.0%
Expected volatility	20.4%	21.0%
Risk free interest rate	4.9%	4.08%
Expected option life	6.0 years	5.0 years

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

A summary of option activity under the Company’s Long term Incentive and Share Award Plans during the nine months ended September 30, 2006 is presented below:

	(Unaudited)
	Nine Months Ended
	September 30, 2006
	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of year	5,637,108	$26.30
Granted	883,750	$56.39
Exercised	(557,330)	$24.12
Forfeited or expired	(22,599)	$48.88
Outstanding, end of period	5,940,929	$30.89
Exercisable, end of period	4,856,415	$25.39

The weighted average remaining contractual life of the Company’s outstanding and exercisable stock options at September 30, 2006 was 6.2 years and 5.5 years, respectively. The aggregate intrinsic value of the Company’s outstanding and exercisable stock options at September 30, 2006 was $190.8 million and $182.6 million, respectively. The Company received proceeds of approximately $13.4 million from the exercise of stock options during the nine months ended September 30, 2006.

The weighted average grant-date fair value of options during the nine months ended September 30, 2006 was $18.17 per option based on the Black-Scholes option pricing model. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2006 was approximately $17.6 million and represents the difference between the exercise price of the option and the closing market price of the Company’s common shares on the exercise dates. As of September 30, 2006, there was approximately $14.8 million of unrecognized compensation cost related to nonvested stock options. Such cost is expected to be recognized over a weighted average period of 2.29 years.

At September 30, 2006, approximately 1,538,000 and 14,000 shares are available for grant under the 2005 and 2002 share award plans, respectively. The Company issues new shares upon exercise of stock options and when granting restricted shares. For a description of the Company’s share award plans and the number of shares authorized for awards of options or other equity instruments, refer to Note 13, “Share Capital–Long Term Incentive and Share Award Plans,” of the notes accompanying the Company’s consolidated financial statements contained in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2005.

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

The Company recorded $1.8 million of share-based compensation expense, net of a tax benefit of $0.3 million, related to restricted share and unit awards for the 2006 third quarter as required by the provisions of SFAS No.123(R), compared to $2.0 million, net of a tax benefit of $0.4 million, for the 2005 third quarter. The Company recorded $5.3 million of share-based compensation expense, net of a tax benefit of $0.8 million, related to restricted share and unit awards for the nine months ended September 30, 2006, compared to $5.3 million, net of a tax benefit of $1.2 million, for the nine months ended September 30, 2005. The share-based compensation expense associated with restricted share and unit awards have graded vesting features and vest based on service conditions only (i) granted after the effective date of adoption is calculated on a straight-line basis over the requisite service periods of the related awards and (ii) granted prior to the effective date of adoption and that remain unvested as of the date of adoption is calculated on a graded-vesting basis over the remaining requisite service periods of the related awards. These charges had no impact on the Company’s cash flows or total shareholders’ equity.

A summary of restricted share activity under the Company’s Long Term Incentive and Share Award Plans during the nine months ended September 30, 2006 is presented below:

	(Unaudited)
	Nine Months Ended
	September 30, 2006
	Nonvested Shares	Weighted Average Grant Date Fair Value
Unvested balance, beginning of year	666,504	$33.14
Granted	130,316	$56.76
Vested	(107,803)	$39.05
Forfeited	(2,945)	$52.46
Unvested balance, end of period	686,072	$36.62

As of September 30, 2006, 93,469 restricted units were outstanding with an aggregate intrinsic value of $5.9 million. The aggregate intrinsic value of 8,776 restricted units converted during the nine months ended September 30, 2006 was $0.5 million. As of September 30, 2006, there were $10.9 million and $0.5 million, respectively, of unrecognized compensation costs related to unvested restricted share and unit awards which are expected to be recognized over a weighted-average period of 1.01 years and 1.36 years, respectively. The total weighted average fair value of restricted shares that vested during the nine months ended September 30, 2006 was $6.4 million, or $59.24 per share.

3.      Share Transactions

During 2006, ACGL completed two public offerings of non-cumulative preferred shares (“Preferred Shares”). On February 1, 2006, $200.0 million principal amount of 8.0% series A non-cumulative preferred shares (“Series A Preferred Shares”) were issued with net proceeds of $193.5 million and, on May 24, 2006, $125.0 million principal amount of 7.875% series B non-cumulative preferred shares (“Series B Preferred Shares”) were issued with net proceeds of $120.9 million. The net proceeds of the offerings were used to support the underwriting activities of ACGL’s insurance and reinsurance subsidiaries. ACGL has the right to redeem all or a portion of each series of Preferred Shares at a redemption price of $25.00 per share on or after (1) February 1, 2011 for the Series A Preferred Shares and (2) May 15, 2011 for the Series B Preferred Shares. Dividends on the Preferred Shares are non-cumulative. Consequently, in the event dividends are not declared on the Preferred Shares for any dividend period, holders of Preferred Shares will not be entitled to receive a dividend for such period, and such undeclared dividend will not accrue and will not be payable. Holders of Preferred Shares will be entitled to receive dividend payments only when, as and if declared by ACGL’s board of directors or a duly authorized committee of the board of directors. Any such dividends will be payable from the date of original issue on a non-cumulative basis, quarterly in arrears. To the extent declared, these dividends will accumulate, with respect to each dividend period, in an amount per share equal to 8.0% of the $25.00 liquidation preference per annum for the Series A Preferred Shares and 7.875% of the $25.00 liquidation preference per annum for the Series B Preferred Shares. At September 30, 2006, the Company had declared an aggregate of $3.3 million of dividends to be paid to holders of the Preferred Shares.

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

The corporate and other segment (non-underwriting) includes net investment income, other expenses incurred by the Company, interest expense, net realized gains or losses, net foreign exchange gains or losses and income taxes. In addition, results for the corporate and other segment include dividends on the Company’s non-cumulative preferred shares.

The following tables set forth an analysis of the Company’s underwriting income by segment, together with a reconciliation of underwriting income to net income available to common shareholders:

	(Unaudited)
	Three Months Ended
	September 30, 2006
(U.S. dollars in thousands)	Insurance	Reinsurance	Total

Gross premiums written (1)	$750,609	$366,833	$1,105,165
Net premiums written (1)	470,619	276,606	747,225

Net premiums earned (1)	$424,657	$332,916	$757,573
Fee income	1,293	976	2,269
Losses and loss adjustment expenses	(261,553)	(184,195)	(445,748)
Acquisition expenses, net	(43,162)	(74,367)	(117,529)
Other operating expenses	(63,350)	(12,987)	(76,337)
Underwriting income	$57,885	$62,343	120,228

Net investment income			101,622
Net realized losses			(11,115)
Other expenses			(6,454)
Interest expense			(5,361)
Net foreign exchange losses			(4,251)
Income before income taxes			194,669
Income tax expense			(2,371)

Net income			192,298
Preferred dividends			(6,488)
Net income available to common shareholders			$185,810

Underwriting Ratios
Loss ratio	61.6%	55.3%	58.8%
Acquisition expense ratio (2)	10.0%	22.3%	15.4%
Other operating expense ratio	14.9%	3.9%	10.1%
Combined ratio	86.5%	81.5%	84.3%

(1)             Certain amounts included in the gross premiums written of each segment are related to intersegment transactions. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total. The insurance segment and reinsurance segment results include $0.2 million and $12.0 million, respectively, of gross and net premiums written and $0.3 million and $12.3 million, respectively, of net premiums earned assumed through intersegment transactions.

(2)             The acquisition expense ratio is adjusted to include certain fee income.

	(Unaudited)
	Three Months Ended
	September 30, 2005
(U.S. dollars in thousands)	Insurance	Reinsurance	Total

Gross premiums written (1)	$617,499	$445,628	$1,048,042
Net premiums written (1)	377,536	409,768	787,304

Net premiums earned (1)	$339,962	$407,813	$747,775
Fee income	2,165	74	2,239
Losses and loss adjustment expenses	(300,771)	(371,453)	(672,224)
Acquisition expenses, net	(34,976)	(107,827)	(142,803)
Other operating expenses	(53,644)	(12,420)	(66,064)
Underwriting income (loss)	$(47,264)	$(83,813)	(131,077)

Net investment income			59,270
Net realized losses			(10,291)
Other expenses			(6,537)
Interest expense			(5,632)
Net foreign exchange gains			7,334
Income (loss) before income taxes			(86,933)
Income tax benefit			642

Net income (loss)			(86,291)
Preferred dividends			—
Net income (loss) available to common shareholders			$(86,291)

Underwriting Ratios
Loss ratio	88.5%	91.1%	89.9%
Acquisition expense ratio (2)	10.0%	26.4%	19.0%
Other operating expense ratio	15.8%	3.0%	8.8%
Combined ratio	114.3%	120.5%	117.7%

(1)             Certain amounts included in the gross premiums written of each segment are related to intersegment transactions. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total. The insurance segment and reinsurance segment results include $0.8 million and $14.3 million, respectively, of gross and net premiums written and $1.1 million and $12.4 million, respectively, of net premiums earned assumed through intersegment transactions.

(2)             The acquisition expense ratio is adjusted to include certain fee income.

	(Unaudited)
	Nine Months Ended
	September 30, 2006
(U.S. dollars in thousands)	Insurance	Reinsurance	Total

Gross premiums written (1)	$2,013,910	$1,430,742	$3,409,253
Net premiums written (1)	1,277,175	1,138,327	2,415,502

Net premiums earned (1)	$1,190,788	$1,125,836	$2,316,624
Fee income	3,950	3,592	7,542
Losses and loss adjustment expenses	(760,727)	(615,454)	(1,376,181)
Acquisition expenses, net	(122,322)	(273,460)	(395,782)
Other operating expenses	(189,115)	(40,418)	(229,533)
Underwriting income	$122,574	$200,096	322,670

Net investment income			272,451
Net realized losses			(46,700)
Other expenses			(20,602)
Interest expense			(16,567)
Net foreign exchange losses			(15,650)
Income before income taxes			495,602
Income tax expense			(28,127)

Net income			467,475
Preferred dividends			(14,194)
Net income available to common shareholders			$453,281

Underwriting Ratios
Loss ratio	63.9%	54.7%	59.4%
Acquisition expense ratio (2)	10.1%	24.3%	17.0%
Other operating expense ratio	15.9%	3.6%	9.9%
Combined ratio	89.9%	82.6%	86.3%

(1)          Certain amounts included in the gross premiums written of each segment are related to intersegment transactions. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total. The insurance segment and reinsurance segment results include $1.0 million and $34.4 million, respectively, of gross and net premiums written and $1.7 million and $37.4 million, respectively, of net premiums earned assumed through intersegment transactions.

(2)          The acquisition expense ratio is adjusted to include certain fee income.

	(Unaudited)
	Nine Months Ended
	September 30, 2005
(U.S. dollars in thousands)	Insurance	Reinsurance	Total

Gross premiums written (1)	$1,701,663	$1,311,226	$2,969,487
Net premiums written (1)	1,073,316	1,237,517	2,310,833

Net premiums earned (1)	$1,015,084	$1,169,651	$2,184,735
Fee income	4,657	4,719	9,376
Losses and loss adjustment expenses	(737,604)	(804,074)	(1,541,678)
Acquisition expenses, net	(96,752)	(320,722)	(417,474)
Other operating expenses	(168,474)	(35,241)	(203,715)
Underwriting income	$16,911	$14,333	31,244

Net investment income			162,846
Net realized losses			(7,725)
Other expenses			(18,046)
Interest expense			(16,897)
Net foreign exchange gains			20,769
Income before income taxes			172,191
Income tax expense			(16,598)

Net income			155,593
Preferred dividends			—
Net income available to common shareholders			$155,593

Underwriting Ratios
Loss ratio	72.7%	68.7%	70.6%
Acquisition expense ratio (2)	9.3%	27.4%	19.0%
Other operating expense ratio	16.6%	3.0%	9.3%
Combined ratio	98.6%	99.1%	98.9%

(1)          Certain amounts included in the gross premiums written of each segment are related to intersegment transactions. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total. The insurance segment and reinsurance segment results include $2.3 million and $41.1 million, respectively, of gross and net premiums written and $3.5 million and $43.5 million, respectively, of net premiums earned assumed through intersegment transactions.

(2)          The acquisition expense ratio is adjusted to include certain fee income.

The following tables set forth the insurance segment’s net premiums written and earned by major line of business, together with net premiums written by client location:

	(Unaudited)
	Three Months Ended
	September 30,
	2006		2005
INSURANCE SEGMENT		% of		% of
(U.S. dollars in thousands)	Amount	Total	Amount	Total

Net premiums written (1)
Property, marine and aviation	$107,395	22.8	$46,407	12.3
Professional liability	88,948	18.9	64,216	17.0
Construction and surety	74,870	15.9	59,353	15.7
Programs	64,558	13.7	56,335	14.9
Executive assurance	51,769	11.0	49,257	13.0
Casualty	51,659	11.0	70,924	18.8
Healthcare	17,051	3.6	19,507	5.2
Other	14,369	3.1	11,537	3.1
Total	$470,619	100.0	$377,536	100.0

Net premiums earned (1)
Property, marine and aviation	$89,294	21.0	$32,484	9.6
Professional liability	71,165	16.7	53,212	15.6
Construction and surety	65,696	15.5	56,965	16.8
Programs	58,066	13.7	54,392	16.0
Executive assurance	49,641	11.7	37,791	11.1
Casualty	61,903	14.6	76,200	22.4
Healthcare	17,595	4.1	18,099	5.3
Other	11,297	2.7	10,819	3.2
Total	$424,657	100.0	$339,962	100.0

Net premiums written by client location (1)
United States	$364,726	77.5	$324,525	86.0
Europe	69,012	14.7	22,680	6.0
Other	36,881	7.8	30,331	8.0
Total	$470,619	100.0	$377,536	100.0

(1)          Insurance segment results include premiums written and earned assumed through intersegment transactions of $0.2 million and $0.3 million, respectively, for the 2006 third quarter and $0.8 million and $1.1 million, respectively, for the 2005 third quarter. Insurance segment results exclude premiums written and earned ceded through intersegment transactions of $12.0 million and $12.3 million, respectively, for the 2006 third quarter and $14.3 million and $12.4 million, respectively, for the 2005 third quarter.

	(Unaudited)
	Nine Months Ended
	September 30,
	2006		2005
INSURANCE SEGMENT		% of		% of
(U.S. dollars in thousands)	Amount	Total	Amount	Total

Net premiums written (1)
Property, marine and aviation	$250,753	19.6	$156,589	14.6
Construction and surety	222,216	17.4	170,155	15.9
Professional liability	214,957	16.8	167,874	15.6
Programs	181,604	14.2	168,126	15.7
Casualty	169,052	13.2	207,225	19.3
Executive assurance	151,201	11.9	117,777	11.0
Healthcare	49,365	3.9	48,569	4.5
Other	38,027	3.0	37,001	3.4
Total	$1,277,175	100.0	$1,073,316	100.0

Net premiums earned (1)
Property, marine and aviation	$207,045	17.4	$131,567	13.0
Construction and surety	200,366	16.8	164,077	16.2
Professional liability	190,849	16.0	150,509	14.8
Programs	172,933	14.5	162,857	16.0
Casualty	185,832	15.6	219,153	21.6
Executive assurance	149,424	12.6	97,084	9.5
Healthcare	52,141	4.4	51,438	5.1
Other	32,198	2.7	38,399	3.8
Total	$1,190,788	100.0	$1,015,084	100.0

Net premiums written by client location (1)
United States	$1,032,924	80.9	$934,181	87.0
Europe	156,525	12.2	78,981	7.4
Other	87,726	6.9	60,154	5.6
Total	$1,277,175	100.0	$1,073,316	100.0

(1)          Insurance segment results include premiums written and earned assumed through intersegment transactions of $1.0 million and $1.7 million, respectively, for the nine months ended September 30, 2006 and $2.3 million and $3.5 million, respectively, for the nine months ended September 30, 2005. Insurance segment results exclude premiums written and earned ceded through intersegment transactions of $34.4 million and $37.4 million, respectively, for the nine months ended September 30, 2006 and $41.1 million and $43.5 million, respectively, for the nine months ended September 30, 2005.

The following tables set forth the reinsurance segment’s net premiums written and earned by major line of business and type of business, together with net premiums written by client location:

	(Unaudited)
	Three Months Ended
	September 30,
	2006		2005
REINSURANCE SEGMENT (U.S. dollars in thousands)	Amount	% of Total	Amount	% of Total

Net premiums written (1)
Casualty (2)	$131,719	47.6	$194,871	47.5
Property excluding property catastrophe	56,984	20.6	92,853	22.7
Other specialty	36,798	13.3	56,441	13.8
Property catastrophe	31,052	11.2	22,008	5.4
Marine and aviation	21,774	7.9	24,264	5.9
Other	(1,721)	(0.6)	19,331	4.7
Total	$276,606	100.0	$409,768	100.0

Net premiums earned (1)
Casualty (2)	$151,820	45.6	$193,891	47.6
Property excluding property catastrophe	71,192	21.4	72,865	17.9
Other specialty	48,865	14.7	71,529	17.5
Property catastrophe	38,378	11.5	20,387	5.0
Marine and aviation	22,929	6.9	31,089	7.6
Other	(268)	(0.1)	18,052	4.4
Total	$332,916	100.0	$407,813	100.0

Net premiums written (1)
Pro rata	$220,552	79.7	$323,133	78.9
Excess of loss	56,054	20.3	86,635	21.1
Total	$276,606	100.0	$409,768	100.0

Net premiums earned (1)
Pro rata	$243,473	73.1	$304,425	74.6
Excess of loss	89,443	26.9	103,388	25.4
Total	$332,916	100.0	$407,813	100.0

Net premiums written by client location (1)
United States	$145,647	52.7	$245,755	60.0
Europe	67,064	24.2	95,241	23.2
Bermuda	38,285	13.8	38,507	9.4
Canada	6,867	2.5	17,549	4.3
Asia and Pacific	3,913	1.4	5,134	1.2
Other	14,830	5.4	7,582	1.9
Total	$276,606	100.0	$409,768	100.0

(1)          Reinsurance segment results include premiums written and earned assumed through intersegment transactions of $12.0 million and $12.3 million, respectively, for the 2006 third quarter and $14.3 million and $12.4 million, respectively, for the 2005 third quarter. Reinsurance segment results exclude premiums written and earned ceded through intersegment transactions of $0.2 million and $0.3 million, respectively, for the 2006 third quarter and $0.8 million and $1.1 million, respectively, for the 2005 third quarter.

(2)          Includes professional liability and executive assurance business.

	(Unaudited)
	Nine Months Ended
	September 30,
	2006		2005
REINSURANCE SEGMENT (U.S. dollars in thousands)	Amount	% of Total	Amount	% of Total

Net premiums written (1)
Casualty (2)	$470,823	41.4	$566,386	45.8
Property excluding property catastrophe	252,551	22.2	262,389	21.2
Other specialty	194,555	17.1	222,458	18.0
Property catastrophe	135,174	11.9	75,932	6.1
Marine and aviation	83,752	7.3	72,382	5.8
Other	1,472	0.1	37,970	3.1
Total	$1,138,327	100.0	$1,237,517	100.0

Net premiums earned (1)
Casualty (2)	$506,491	45.0	$583,551	49.9
Property excluding property catastrophe	232,480	20.6	217,848	18.6
Other specialty	177,754	15.8	190,828	16.3
Property catastrophe	136,965	12.2	66,916	5.7
Marine and aviation	70,280	6.2	73,699	6.3
Other	1,866	0.2	36,809	3.2
Total	$1,125,836	100.0	$1,169,651	100.0

Net premiums written (1)
Pro rata	$781,525	68.7	$948,622	76.7
Excess of loss	356,802	31.3	288,895	23.3
Total	$1,138,327	100.0	$1,237,517	100.0

Net premiums earned (1)
Pro rata	$860,199	76.4	$876,563	74.9
Excess of loss	265,637	23.6	293,088	25.1
Total	$1,125,836	100.0	$1,169,651	100.0

Net premiums written by client location (1)
United States	$651,639	57.2	$690,284	55.8
Europe	305,990	26.9	360,706	29.1
Bermuda	105,967	9.3	82,885	6.7
Canada	25,072	2.2	59,607	4.8
Asia and Pacific	17,721	1.6	20,533	1.7
Other	31,938	2.8	23,502	1.9
Total	$1,138,327	100.0	$1,237,517	100.0

(1)          Reinsurance segment results include premiums written and earned assumed through intersegment transactions of $34.4 million and $37.4 million, respectively, for the nine months ended September 30, 2006 and $41.1 million and $43.5 million, respectively, for the nine months ended September 30, 2005. Reinsurance segment results exclude premiums written and earned ceded through intersegment transactions of $1.0 million and $1.7 million, respectively, for the nine months ended September 30, 2006 and $2.3 million and $3.5 million, respectively, for the nine months ended September 30, 2005.

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

The effects of reinsurance on the Company’s written and earned premiums and losses and loss adjustment expenses with unaffiliated reinsurers were as follows:

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(U.S. dollars in thousands)	2006	2005	2006	2005

Premiums Written
Direct	$735,791	$602,087	$1,972,740	$1,659,769
Assumed	369,374	445,955	1,436,513	1,309,718
Ceded	(357,940)	(260,738)	(993,751)	(658,654)
Net	$747,225	$787,304	$2,415,502	$2,310,833

Premiums Earned
Direct	$648,014	$564,013	$1,832,893	$1,589,604
Assumed	412,408	446,807	1,308,954	1,239,307
Ceded	(302,849)	(263,045)	(825,223)	(644,176)
Net	$757,573	$747,775	$2,316,624	$2,184,735

Losses and Loss Adjustment Expenses
Direct	$354,199	$684,029	$1,222,245	$1,310,827
Assumed	208,292	486,417	704,057	935,891
Ceded	(116,743)	(498,222)	(550,121)	(705,040)
Net	$445,748	$672,224	$1,376,181	$1,541,678

The Company monitors the financial condition of its reinsurers and attempts to place coverages only with substantial, financially sound carriers. At September 30, 2006 and December 31, 2005, approximately 93.6% and 92.6%, respectively, of the Company’s reinsurance recoverables on paid and unpaid losses (not including prepaid reinsurance premiums) of $1.68 billion and $1.47 billion, respectively, were due from carriers which had an A.M. Best rating of “A-” or better. At September 30, 2006 and December 31, 2005, the largest reinsurance recoverables from any one carrier were less than 5.4% and 5.6%, respectively, of the Company’s total shareholders’ equity.

6.      Deposit Accounting

Certain assumed reinsurance contracts are deemed, under GAAP, not to transfer insurance risk, and are accounted for using the deposit method of accounting. However, it is possible that the Company could incur financial losses on such contracts. For those contracts that contain an element of underwriting risk, the estimated profit margin is deferred and amortized over the contract period and such amount is included in the Company’s underwriting results. When the estimated profit margin is explicit, the margin is reflected as fee income and any adverse financial results on such contracts are reflected as incurred losses. The Company recorded fee income on such contracts of $0.3 million and $0.1 million, respectively, for the 2006 third quarter and 2005 third quarter, and $2.9 million and $0.2 million, respectively, for the nine months ended September 30, 2006 and 2005. When the estimated profit margin is implicit, the margin is reflected as an offset to paid losses and any adverse financial results on such contracts are reflected as incurred losses. The Company recorded an offset to paid losses on such contracts of $0.5 million and $1.0 million, respectively, for the 2006 third quarter and 2005 third quarter, and $1.8 million and $4.8 million, respectively, for the nine months ended September 30, 2006 and 2005. On a notional basis, the amount of premiums from those contracts that contain an element of underwriting risk was de minimis for the 2006 third quarter, compared to $7.4 million for the 2005 third quarter, and $11.3 million for the nine months ended September 30, 2006, compared to $17.0 million for the 2005 period.

In making any determination to account for a contract using the deposit method of accounting, the Company is required to make many estimates and judgments under GAAP. The accounting principles governing the deposit method of accounting are currently under review by the FASB.

7.      Investment Information

The following table summarizes the Company’s invested assets:

	(Unaudited)
	September 30,	December 31,
(U.S. dollars in thousands)	2006	2005

Fixed maturities available for sale, at fair value	$6,727,113	$5,280,987
Fixed maturities pledged under securities lending agreements, at fair value (1)	815,268	862,766
Total fixed maturities	7,542,381	6,143,753
Short-term investments available for sale, at fair value	887,187	681,887
Short-term investments pledged under securities lending agreements, at fair value (1)	—	1,100
Other investments, at fair value	290,305	70,233
Total invested assets (1)	$8,719,873	$6,896,973

(1) In securities lending transactions, the Company receives collateral in excess of the market value of the fixed maturities and short-term investments pledged under securities lending agreements. For purposes of this table, the Company has excluded $844.4 million and $893.4 million, respectively, of collateral received which is reflected as “short-term investment of funds received under securities lending agreements, at fair value” and included $815.3 million and $863.9 million, respectively, of “fixed maturities and short-term investments pledged under securities lending agreements, at fair value” at September 30, 2006 and December 31, 2005.

Fixed Maturities and Fixed Maturities Pledged Under Securities Lending Agreements

The following table summarizes the Company’s fixed maturities and fixed maturities pledged under securities lending agreements:

(U.S. dollars in thousands)	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost

September 30, 2006 (unaudited):
U.S. government and government agencies	$2,161,753	$21,465	$(7,238)	$2,147,526
Corporate bonds	1,349,520	7,402	(5,489)	1,347,607
Mortgage backed securities	1,077,520	9,729	(316)	1,068,107
Commercial mortgage backed securities	849,654	7,005	(705)	843,354
Municipal bonds	831,945	7,498	(2,377)	826,824
Asset backed securities	702,225	1,843	(596)	700,978
Non-U.S. government securities	569,764	8,314	(3,455)	564,905
Total	$7,542,381	$63,256	$(20,176)	$7,499,301

December 31, 2005:
U.S. government and government agencies	$2,106,866	$18,152	$(10,001)	$2,098,715
Corporate bonds	1,595,559	2,663	(10,345)	1,603,241
Municipal bonds	623,822	5,039	(4,006)	622,789
Asset backed securities	591,401	194	(3,348)	594,555
Commercial mortgage backed securities	469,984	292	(5,292)	474,984
Non-U.S. government securities	379,328	3,756	(20,483)	396,055
Mortgage backed securities	376,793	653	(1,576)	377,716
Total	$6,143,753	$30,749	$(55,051)	$6,168,055

The credit quality distribution of the Company’s fixed maturities and fixed maturities pledged under securities lending agreements are shown below:

	(Unaudited)
	September 30, 2006		December 31, 2005
(U.S. dollars in thousands) Rating (1)	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total

AAA	$6,295,539	83.5	$4,692,579	76.4
AA	539,798	7.2	654,129	10.6
A	444,408	5.9	538,570	8.8
BBB	128,710	1.7	146,325	2.4
BB	31,448	0.4	24,472	0.4
B	61,665	0.8	53,178	0.9
Lower than B	8,328	0.1	7,388	0.1
Not rated	32,485	0.4	27,112	0.4
Total	$7,542,381	100.0	$6,143,753	100.0

(1) Ratings as assigned by Standard & Poor’s.

Securities Lending Agreements

The Company participates in a securities lending program under which certain of its fixed income portfolio securities are loaned to third parties, primarily major brokerage firms, for short periods of time through a lending agent. Such securities have been reclassified as “Fixed maturities and short-term investments pledged under securities lending agreements, at fair value.” The Company maintains control over the securities it lends, retains the earnings and cash flows associated with the loaned securities and receives a fee from the borrower for the temporary use of the securities. Collateral received, primarily in the form of cash, is required at a rate of 102% of the market value of the loaned securities (or 104% of the market value of the loaned securities when the collateral and loaned securities are denominated in non-U.S. currencies) including accrued investment income and is monitored and maintained by the lending agent. Such collateral is reinvested and is reflected as “Short-term investment of funds received under securities lending agreements, at fair value.” At September 30, 2006, the fair value and amortized cost of fixed maturities and short-term investments pledged under securities lending agreements were $815.3 million and $810.2 million, respectively, while collateral received totaled $844.4 million at fair value and amortized cost. At December 31, 2005, the fair value and amortized cost of fixed maturities and short-term investments pledged under securities lending agreements were $863.9 million and $858.4 million, respectively, while collateral received totaled $893.4 million at fair value and amortized cost.

Investment-Related Derivatives

The Company’s investment strategy allows for the use of derivative securities. Derivative instruments may be used to enhance investment performance, replicate investment positions or manage market exposures and duration risk that would be allowed under the Company’s investment guidelines if implemented in other ways. The Company began using equity futures to replicate equity investment positions in the 2006 first quarter. The fair values of those derivatives are based on quoted market prices. The notional value of the net long position for equity futures was $73.7 million at September 30, 2006. In connection with the use of equity futures, the Company also began using exchange-traded Treasury note futures in the 2006 first quarter. The notional value of the net short position for Treasury note futures was $16.9 million at September 30, 2006. The Company recorded net realized gains of $5.6 million and $4.4 million, respectively, for the 2006 third quarter and nine months ended September 30, 2006 related to changes in the fair value of all futures contracts. At September 30, 2006, the carrying value and fair value of all futures contracts was de minimis.

Other Investments

The following table details the Company’s other investments:

	(Unaudited)
	September 30, 2006		December 31, 2005
(U.S. dollars in thousands)	Estimated Fair Value	Cost	Estimated Fair Value	Cost

Alternative investment funds	$200,035	$200,411	$28,719	$28,746
Equity securities	68,838	60,815	27,900	25,899
Privately held securities	21,432	14,216	13,614	5,194
Total	$290,305	$275,442	$70,233	$59,839

Other investments include (i) alternative investment funds that invest in investment grade and non-investment grade fixed income securities; (ii) equity securities consisting of the Company’s investments in certain stock index funds and other preferred stocks; and (iii) privately held securities. The Company’s investment commitments related to its other investments totaled approximately $5.2 million and $8.4 million, respectively, at September 30, 2006 and December 31, 2005.

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

	(Unaudited)
	September 30,	December 31,
(U.S. dollars in thousands)	2006	2005

Deposits with U.S. regulatory authorities	$215,178	$173,313
Deposits with non-U.S. regulatory authorities	20,759	17,029
Assets used for collateral or guarantees	661,673	745,084
Trust funds	96,065	69,468
Total restricted assets	$993,675	$1,004,894

In addition, Arch Reinsurance Ltd. (“Arch Re Bermuda”) maintains assets in trust accounts as collateral for insurance and reinsurance transactions with affiliated companies. At September 30, 2006 and December 31, 2005, such amounts approximated $3.42 billion and $2.77 billion, respectively.

Net Investment Income

The components of net investment income were derived from the following sources:

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(U.S. dollars in thousands)	2006	2005	2006	2005

Fixed maturities	$87,759	$58,902	$234,346	$164,472
Short-term investments	12,283	1,640	34,230	3,115
Other	4,384	1,421	12,235	2,161
Gross investment income	104,426	61,963	280,811	169,748
Investment expenses	(2,804)	(2,693)	(8,360)	(6,902)
Net investment income	$101,622	$59,270	$272,451	$162,846

Net Realized Gains (Losses)

Net realized gains (losses) were as follows:

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(U.S. dollars in thousands)	2006	2005	2006	2005

Net realized gains (losses):
Fixed maturities	$(17,488)	$(13,086)	$(55,133)	$(10,613)
Other investments	299	2,463	3,441	1,012
Other	6,074	332	4,992	1,876
Total	$(11,115)	$(10,291)	$(46,700)	$(7,725)

Currently, the Company’s portfolio is actively managed on a total return basis within certain guidelines. The effect of financial market movements will influence the recognition of net realized gains and losses as the portfolio is adjusted and rebalanced.

For the 2006 third quarter and nine months ended September 30, 2006, net realized losses on the Company’s fixed maturities of $17.5 million and $55.1 million, respectively, included a provision of $13.6 million and $30.1 million, respectively, for declines in the market value of investments held in the Company’s available for sale portfolio which were considered to be other-than-temporary, based on reviews performed during the periods. In periods subsequent to the recognition of an other-than-temporary impairment on fixed maturities, the Company accounts for such securities as if they had been purchased on the measurement date of the other-than temporary impairment and the provision for the other-than-temporary impairment (reflected as a discount or reduced premium based on the new cost basis) is amortized into net investment income over the remaining life of the fixed maturities, or until such securities are sold. The declines in market value on such securities were primarily due to the current interest rate environment. For the 2005 third quarter and nine months ended September 30, 2005, the Company did not consider any declines in the market value of investments to be other-than-temporary.

The balance of $3.9 million and $25.0 million, respectively, in net realized losses on the Company’s fixed maturities in the 2006 third quarter and nine months ended September 30, 2006 resulted from the sale of securities, compared to net realized losses from the sale of fixed maturities of $13.1 million and $10.6 million, respectively, in the 2005 third quarter and nine months ended September 30, 2005. In the 2006 and 2005 periods presented, net realized gains or losses from the sale of fixed maturities resulted from the Company’s decisions to reduce credit exposure, changes in duration targets, relative value determinations and sales related to rebalancing the portfolio.

8.      Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share:

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(U.S. dollars in thousands, except share data)	2006	2005	2006	2005

Basic earnings (loss) per common share:
Net income (loss)	$192,298	$(86,291)	$467,475	$155,593
Preferred dividends	(6,488)	—	(14,194)	—
Net income (loss) available to common shareholders	185,810	(86,291)	453,281	155,593
Divided by:
Weighted average common shares outstanding (1)	73,244,138	34,750,770	73,111,759	34,561,131
Basic earnings (loss) per common share	$2.54	$(2.48)	$6.20	$4.50

Diluted earnings (loss) per common share:
Net income (loss)	$192,298	$(86,291)	$467,475	$155,593
Preferred dividends	(6,488)	—	(14,194)	—
Net income (loss) available to common shareholders	185,810	(86,291)	453,281	155,593
Divided by:
Weighted average common shares outstanding (1)	73,244,138	34,750,770	73,111,759	34,561,131
Effect of dilutive securities:
Series A convertible preference shares	—	—	—	37,328,788
Warrants	—	—	—	54,011
Nonvested restricted shares	502,442	—	473,321	437,161
Stock options	2,537,330	—	2,523,430	2,076,922
Weighted average common shares and common share equivalents outstanding — diluted	76,283,910	34,750,770	76,108,510	74,458,013
Diluted earnings (loss) per common share	$2.44	$(2.48)	$5.96	$2.09

(1)             For the 2005 third quarter and nine months ended September 30, 2005, basic weighted average common shares and common share equivalents outstanding excluded 37,327,502 and 37,328,788 series A convertible preference shares, respectively. Such shares were included in the diluted weighted average common shares and common share equivalents outstanding. During the 2005 fourth quarter, all remaining series A convertible preference shares were converted into an equal number of common shares. In addition, due to the net loss recorded for the 2005 third quarter, diluted weighted average common shares and common share equivalents outstanding for the 2005 third quarter do not include 40.0 million shares of dilutive securities since the inclusion of such securities would have had an anti-dilutive effect on the loss per share under GAAP.

Certain stock options were not included in the computation of diluted earnings per share where the exercise price of the stock options exceeded the average market price and would have been anti-dilutive or where, when applying the treasury stock method to in-the-money options, the sum of the proceeds, including unrecognized compensation, exceeded the average market price and would have been anti-dilutive. The number of excluded stock options were 1,015,375 and nil, respectively, for the 2006 and 2005 third quarters and 842,390 and 31,071, respectively, for the nine months ended September 30, 2006 and 2005.

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

The Company’s income tax provision resulted in an effective tax rate on income before income taxes of 1.2% for the 2006 third quarter, and 5.7% and 9.6%, respectively, for the nine months ended September 30, 2006 and 2005. The Company’s effective tax rate, which is based upon the expected annual effective tax rate, may fluctuate from period to period based on the relative mix of income reported by jurisdiction due primarily to the varying tax rates in each jurisdiction. The 1.2% effective tax rate in the 2006 third quarter resulted from a reduction in the Company’s effective tax rate on income before income taxes from 8.6% for the six months ended June 30, 2006 to 5.7% for the nine months ended September 30, 2006. The Company’s valuation allowance related to its deferred income tax assets is $1.4 million at September 30, 2006.

10.    Transactions with Related Parties

In connection with the Company’s information technology initiative in 2002, the Company entered into arrangements with two software companies, which provide document management systems and information and research tools to insurance underwriters, in which John Pasquesi, Vice Chairman of ACGL’s board of directors, holds a minority ownership interest. One of the agreements was terminated in July 2005, and the other arrangement is variable based on usage. The Company made payments under such arrangement of approximately $0.1 million and $0.4 million, respectively, for the 2006 third quarter and nine months ended September 30, 2006, compared to $0.1 million and $0.3 million, respectively, for the 2005 third quarter and nine months ended September 30, 2005.

In July 2006, the Company committed to invest up to $25 million in Aeolus LP (“Aeolus”), which initially will operate as an unrated reinsurance platform that will provide property catastrophe protection to insurers and reinsurers on both an ultimate net loss and industry loss warranty basis. The Company funded $6.25 million on July 28, 2006 and $3.75 million on August 16, 2006, with a remaining commitment of $15.0 million. In return for its investment, the Company received an approximately 5% preferred interest in Aeolus and a pro rata share of certain founders’ interests. A fund affiliated with Warburg Pincus has committed to fund up to $475 million in Aeolus. Funds affiliated with Warburg Pincus owned 25.5% of the Company’s outstanding voting shares as of September 30, 2006. The Company made the commitment on the same economic terms as Warburg Pincus. In addition, one of the founders of Aeolus is Peter Appel, former President and CEO and a former director of the Company.

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
However, in the event that Folksamerica refuses or is unable to perform its obligations to the Company, Arch Re U.S. may incur losses relating to the reinsurance agreements transferred in the asset sale. Folksamerica’s A.M. Best rating was “A-” (Excellent) at September 30, 2006.

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

12.    Debt and Financing Arrangements

Senior Notes

On May 4, 2004, ACGL completed a public offering of $300 million principal amount of 7.35% senior notes (“Senior Notes”) due May 1, 2034 and received net proceeds of $296.4 million. ACGL used $200 million of the net proceeds to repay all amounts outstanding under a revolving credit agreement. The Senior Notes are ACGL’s senior unsecured obligations and rank equally with all of its existing and future senior unsecured indebtedness. Interest payments on the Senior Notes are due on May 1st and November 1st of each year. Interest expense on the Senior Notes was approximately $5.5 million for the 2006 and 2005 third quarters, and $16.6 million for the nine months ended September 30, 2006 and 2005.

Letter of Credit and Revolving Credit Facilities

On August 30, 2006, the Company entered into the Second Amended and Restated Credit Agreement (“Credit Agreement”) for a $300 million unsecured revolving loan and letter of credit facility and a $1.0 billion secured letter of credit facility, an increase of $500 million from the previous credit agreement. The $300 million unsecured revolving loan is also available for the issuance of unsecured letters of credit up to $100 million for Arch Re U.S. Borrowings of revolving loans may be made by ACGL and Arch Re U.S. at a variable rate based on LIBOR or an alternative base rate at the option of the Company. Secured letters of credit are available for issuance on behalf of the Company’s insurance and reinsurance subsidiaries.

Issuance of letters of credit and borrowings under the Credit Agreement are subject to the Company’s compliance with certain covenants and conditions, including absence of a material adverse change. These covenants require, among other things, that the Company maintain a debt to shareholders’ equity ratio of not greater than 0.35 to 1 and shareholders’ equity in excess of $1.95 billion plus 25% of future aggregate net income for each quarterly period (not including any future net losses) beginning after June 30, 2006 and 25% of future aggregate proceeds from the issuance of common or preferred equity and that the Company’s principal insurance and reinsurance subsidiaries maintain at least a “B++” rating from A.M. Best. In addition, certain of the Company’s subsidiaries which are parties to the Credit Agreement are required to maintain minimum shareholders’ equity levels. The Company was in compliance with all covenants contained in the Credit Agreement at September 30, 2006. The Credit Agreement expires on August 30, 2011.

Including the secured letter of credit portion of the Credit Agreement and another letter of credit facility (together, the “LOC Facilities”), the Company has access to letter of credit facilities for up to a total of $1.5 billion. The principal purpose of the LOC Facilities is to issue, as required, evergreen standby letters of credit in favor of primary insurance or reinsurance counterparties with which it has entered into reinsurance arrangements to ensure that such counterparties are permitted to take credit for reinsurance obtained from the Company’s reinsurance subsidiaries in United States jurisdictions where such subsidiaries are not licensed or otherwise admitted as an insurer, as required under insurance regulations in the United States, and to comply with requirements of Lloyd’s of London in connection with qualifying quota share and other arrangements. The amount of letters of credit issued is driven by, among other things, the timing and payment of catastrophe losses, loss development of existing reserves, the payment pattern of such reserves, the further expansion of the Company’s business and the loss experience of such business. When issued, certain letters of credit are secured by a portion of the Company’s investment portfolio. In addition, the LOC Facilities also require the maintenance of certain covenants, which the Company was in compliance with at September 30, 2006. At such date, the Company had approximately $545.3 million in outstanding letters of credit under the LOC Facilities, which were secured by investments totaling $582.6 million. The other letter of credit facility was amended and restated in January 2006. It is anticipated that the LOC Facilities will be renewed (or replaced) on expiry, but such renewal (or replacement) will be subject to the availability of credit from banks which the Company utilizes. In addition to letters of credit, the Company has and may establish insurance trust accounts in the U.S. and Canada to secure its reinsurance amounts payable as required.

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

On December 29, 2005, Arch Re Bermuda, the Company’s Bermuda-based reinsurer, entered into a quota share reinsurance treaty with Flatiron Re Ltd., a newly-formed Bermuda reinsurance company, pursuant to which Flatiron Re Ltd. is assuming a 45% quota share (the “Treaty”) of certain lines of property and marine business underwritten by Arch Re Bermuda for unaffiliated third parties for the 2006 and 2007 underwriting years (January 1, 2006 to December 31, 2007). The quota share is subject to decrease by Arch Re Bermuda under certain circumstances. In addition, in certain circumstances, Flatiron Re Ltd. may extend at its option the coverage provided by the Treaty to Arch Re Bermuda’s 2008 underwriting year. Effective June 28, 2006, the parties amended the Treaty to increase the percentage ceded to Flatiron Re Ltd. from 45% to 70% of all covered business bound by Arch Re Bermuda from (and including) June 28, 2006 until (and including) August 15, 2006 provided such business did not incept beyond September 30, 2006. The ceding percentage for all business bound outside of this period will continue to be 45%, subject to adjustment as provided under the Treaty. As a result of the terms of the Treaty, the Company has determined that Flatiron Re Ltd. is a variable interest entity. However, Arch Re Bermuda is not the primary beneficiary of Flatiron Re Ltd. and, as such, the Company is not required to consolidate the assets, liabilities and results of operations of Flatiron Re Ltd. per FIN 46R.

Flatiron Re Ltd. is required to contribute funds into a trust for the benefit of Arch Re Bermuda (the “Trust”). Effective June 28, 2006, the parties amended the Treaty to provide that, for the period ending on December 31 of the final underwriting year covered by the Treaty, the amount required to be on deposit in the Trust, together with certain other amounts, will be an amount equal to the greater of (1) $800 million and (2) a calculated amount estimated to cover ceded losses arising from in excess of two 1-in-250 year events for the applicable forward twelve-month period (the “Requisite Funded Amount”). For the period after the end of the final underwriting year covered by the Treaty through the earning of all written premium, the Requisite Funded Amount will be the calculated amount described in clause “(2)” above. If the actual amounts on deposit in the Trust, together with certain other amounts (the “Funded Amount”), do not at least equal the Requisite Funded Amount, Arch Re Bermuda will, among other things, reduce the percentage of business ceded on a prospective basis and, at Arch Re Bermuda’s option under certain circumstances, recapture unearned premium reserves and reassume losses that would have been ceded in respect of such unearned premiums. No assurances can be given that actual losses will not exceed the Requisite Funded Amount or that Flatiron Re Ltd. will make, or will have the ability to make, the required contributions into the Trust. Arch Re Bermuda will have the right to terminate its obligations to cede business to Flatiron Re Ltd. if, among other things, the assets held in the Trust do not meet certain conditions, if ceded unpaid loss reserves equal or exceed the Funded Amount or if the direct or indirect ownership of Flatiron Re Ltd. changes in certain respects.

Arch Re Bermuda pays to Flatiron Re Ltd. a reinsurance premium in the amount of the ceded percentage of the original gross written premium on the business reinsured with Flatiron Re Ltd. less a ceding commission, which includes a reimbursement of direct acquisition expenses as well as a commission to Arch Re Bermuda for generating the business. The Treaty also provides for a profit commission to Arch Re Bermuda based on the underwriting results for the 2006 and 2007 underwriting years on a cumulative basis. Arch Re Bermuda records such profit commission based on underwriting experience recorded each quarter. As a result, the profit commission arrangement with Flatiron Re Ltd. may increase the volatility of our reported results of operations on both a quarterly and annual basis. For the 2006 third quarter and nine months ended September 30, 2006, $77.8 million and $237.9 million, respectively, of premiums written and $52.0 million and $95.6 million, respectively, of premiums earned were ceded to Flatiron Re Ltd. by Arch Re Bermuda.

Guarantee and Other

In the 2005 second quarter, the Company agreed to provide a guarantee, through the issuance of a standby letter of credit in the amount of $6.0 million (the “Guarantee”) for the benefit of a commercial bank, to assist the principals of an agency to obtain a loan to purchase the agency from its prior owner. The agency loan is payable over a seven year term, and the Guarantee will be outstanding until such time as the loan is repaid in full. The bank has received payments on the agency loan that reduced the Guarantee to $4.6 million at September 30, 2006. The fair value of the Guarantee included as a liability in the Company’s balance sheet was $0.3 million at September 30, 2006 and December 31, 2005.

14.    Legal Proceedings

The Company, in common with the insurance industry in general, is subject to litigation and arbitration in the normal course of its business. As of September 30, 2006, the Company was not a party to any material litigation or arbitration other than as a part of the ordinary course of business, none of which is expected by management to have a significant adverse effect on the Company’s results of operations and financial condition and liquidity.

In 2003, the former owners of American Independent Insurance Holding Company (“American Independent”) commenced an action against ACGL, American Independent and certain of American Independent’s directors and officers and others seeking unspecified damages relating to the reorganization agreement pursuant to which the Company acquired American Independent in 2001. The reorganization agreement provided that, as part of the consideration for the stock of American Independent, the former owners would have the right to receive a limited, contingent payment from the proceeds, if any, from certain pre-existing lawsuits that American Independent had brought as plaintiff prior to its acquisition by the Company. The former owners alleged, among other things, that the defendants entered into the agreement without intending to honor their commitments under the agreement and are liable for securities and common law fraud and breach of contract. In December 2004, the Company sold American Independent, PSIC and affiliated entities, which conducted its nonstandard automobile insurance operations, to a third party. Under the terms of the sale agreement, ACGL and certain of its affiliates retained the liabilities (if any) relating to the foregoing matters. ACGL and the other defendants filed a motion to dismiss all claims. That motion was granted on March 23, 2005, and the plaintiffs were allowed until April 15, 2005 to amend their complaint. Although they did attempt to amend the complaint, they did not timely and properly do so, and, on April 26, 2005, judgment was entered dismissing the action with prejudice. The plaintiffs thereafter moved to vacate the judgment and to allow retroactively the filing of their second amended complaint; that motion was granted. The plaintiffs filed a new pleading in October 2005. ACGL and the other defendants again moved to dismiss all claims, and those motions were granted in an Opinion and Order dated September 20, 2006, in which the court dismissed all counts of the second amended complaint with prejudice. Although it is possible that plaintiffs may appeal this Order, management does not believe that any of the plaintiffs’ claims are meritorious.

15.    Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 150.” SFAS No. 155 (i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (ii) clarifies that certain instruments are not subject to the requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that may contain an embedded derivative requiring bifurcation,

(iv) clarifies what may be an embedded derivative for certain concentrations of credit risk and (v) amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to eliminate certain prohibitions related to derivatives on a qualifying special-purpose entity. SFAS No. 155 is effective for the Company for all financial instruments acquired after January 1, 2007. On October 25, 2006, the FASB met and accepted a proposal that will exempt most securitized financial instruments that are subject to prepayment from the mark-to-market or bifurcation requirements of SFAS No. 133 and SFAS No. 155. The FASB will expose this exemption for comment for a 30 day period. After the comment period, the FASB is expected to issue the exemption. The Company is currently evaluating the impact that SFAS No. 155 may have on its financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition and is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating this pronouncement.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. As a result of SFAS No. 157, there is now a common definition of fair value to be used throughout GAAP. The Company is reviewing the impact that adopting SFAS No. 157 will have on its financial statements. SFAS No. 157 is effective for the Company beginning in the 2008 first quarter. The FASB also issued Statement No. 158 (“SFAS No. 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which amends SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88,  “Employers’  Accounting  for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” and SFAS No. 132 (revised 2003), “Employers’ Disclosures about  Pensions and Other Postretirement Benefits,” and applies to all plan sponsors who offer defined benefit postretirement benefit plans. For purposes of providing employees with retirement benefits, the Company maintains a defined contribution retirement plan and does not utilize defined benefit pension or other postretirement benefit plans. Therefore, SFAS No. 158 will not impact the Company’s financial statements as it does not change the accounting and reporting with respect to defined contribution plans.

In addition, in September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB No. 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses quantifying the financial statement effects of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. SAB No. 108 acknowledges the existing diversity in practice in this area and discusses the techniques commonly used to accumulate and quantify misstatements. There have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “rollover method” and the “iron curtain method.” The rollover method quantifies a misstatement based on the effects of correcting the misstatement existing in the current period income statement. The iron curtain method quantifies a misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of the current period, regardless of the misstatement’s period(s) of origin. In SAB No. 108, the SEC established an approach (i.e., the “dual approach”) that requires quantifying errors under both the rollover and iron curtain methods and evaluating the misstatement of the current year financial statements calculated under each approach. After considering all relevant quantitative and qualitative factors, if either approach results in a misstatement that is material, a registrant’s financial statements must be adjusted. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company expects that the adoption of SAB No. 108 in the 2006 fourth quarter will have no impact on its financial statements.

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

General

Overview

Arch Capital Group Ltd. (“ACGL” and, together with its subsidiaries, “we” or “us”) is a Bermuda public limited liability company with approximately $3.65 billion in capital at September 30, 2006 and, through operations in Bermuda, the United States, Europe and Canada, writes insurance and reinsurance on a worldwide basis. While we are positioned to provide a full range of property and casualty insurance and reinsurance lines, we focus on writing specialty lines of insurance and reinsurance.

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

In addition, the weather-related catastrophic events that occurred in the second half of 2005 have resulted in substantial improvements in market conditions in property and certain marine business. We are seeking to increase our writings in these lines of business and, as a result, these lines, which are volatile, may represent a larger proportion of our overall book of business in future periods, which may increase the volatility in our results of operations. In order to support this expansion, we sold $325 million of non-cumulative preferred shares in 2006 and signed a quota-share reinsurance treaty with Flatiron Re Ltd., a dedicated reinsurance vehicle, which will allow us to increase our participation in property and marine lines without significantly increasing our probable maximum loss. As a result, our gross and net writings in the property and marine lines of business in the 2006 periods represented a larger proportion of our overall book of business than in the 2005 periods.

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

Investments – Investment-Related Derivatives

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

Recent Accounting Pronouncements

See note 15, “Recent Accounting Pronouncements,” of the notes accompanying our consolidated financial statements for a description of recent accounting pronouncements.

Results of Operations—Three Months Ended September 30, 2006 and 2005

The following table sets forth net income (loss) available to common shareholders and per share data:

	Three Months Ended
	September 30,
(U.S. dollars in thousands, except share data)	2006	2005

Net income (loss) available to common shareholders	$185,810	$(86,291)
Diluted net income (loss) per common share (1)	$2.44	$(2.48)
Diluted weighted average common shares and common share equivalents outstanding (1)	76,283,910	34,750,770

(1)             Due to the net loss recorded in the 2005 third quarter, diluted weighted average common shares and common share equivalents outstanding for the 2005 third quarter do not include 40.0 million shares of dilutive securities since the inclusion of such securities would have had an anti-dilutive effect on the loss per share under GAAP. As such, the comparison of per share amounts and diluted weighted average common shares and common share equivalents outstanding for the 2006 and 2005 third quarters is not meaningful.

Net income available to common shareholders was $185.8 million for the 2006 third quarter, compared to a net loss of $86.3 million for the 2005 third quarter. The improvement in our results of operations was primarily due to a lower level of catastrophic activity in the 2006 period, as discussed in “—Segment Information” below, and growth in investment income. Our net income available to common shareholders represented a 26.0% annualized return on average common equity for the 2006 third quarter. For purposes of computing return on average common equity, average common equity has been calculated as the average of common shareholders’ equity outstanding at the beginning and ending of the period. Basic earnings per share data has not been presented or discussed herein as such calculation for the 2005 periods presented does not reflect the significant number of series A convertible preference shares which were outstanding. During the 2005 fourth quarter, all remaining series A convertible preference shares were converted into an equal number of common shares.

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

Insurance Segment

The following table sets forth our insurance segment’s underwriting results:

	Three Months Ended
	September 30,
(U.S. dollars in thousands)	2006	2005

Gross premiums written	$750,609	$617,499
Net premiums written	470,619	377,536

Net premiums earned	$424,657	$339,962
Fee income	1,293	2,165
Losses and loss adjustment expenses	(261,553)	(300,771)
Acquisition expenses, net	(43,162)	(34,976)
Other operating expenses	(63,350)	(53,644)
Underwriting income (loss)	$57,885	$(47,264)

Underwriting Ratios
Loss ratio	61.6%	88.5%
Acquisition expense ratio (1)	10.0%	10.0%
Other operating expense ratio	14.9%	15.8%
Combined ratio	86.5%	114.3%

(1)             The acquisition expense ratio is adjusted to include certain fee income.

Underwriting Income (Loss).  The insurance segment reported underwriting income of $57.9 million for the 2006 third quarter, compared to an underwriting loss of $47.3 million for the 2005 third quarter. The combined ratio for the insurance segment was 86.5% for the 2006 third quarter, compared to 114.3% for the 2005 third quarter. In the 2005 third quarter, the insurance segment incurred $96.5 million of estimated pre-tax net losses, after reinsurance and net of reinstatement premiums, related to the catastrophic events in the period, while the 2006 third quarter did not include any material catastrophic activity. The components of the insurance segment’s underwriting income are discussed below.

Premiums Written.  Gross premiums written by the insurance segment were $750.6 million for the 2006 third quarter, compared to $617.5 million for the 2005 third quarter, and ceded premiums written were 37.3% of gross premiums written for the 2006 third quarter, compared to 38.9% for the 2005 third quarter. Ceded premiums written in the 2005 third quarter included $20.0 million, or 3.2 points, of reinstatements related to the catastrophic events in the period. Net premiums written by the insurance segment were $470.6 million for the 2006 third quarter, compared to $377.5 million for the 2005 third quarter. Over half of the increase was in worldwide property business, primarily as a result of rate increases which were tempered by higher reinsurance costs. In addition, gross premiums written were higher in professional liability business, mainly as a result of growth in policies written and in construction and surety business. This growth was partially offset by a reduction in U.S. primary casualty business in response to increasing competition. For information regarding net premiums written produced by major line of business and geographic location, refer to note 4, “Segment Information,” of the notes accompanying our consolidated financial statements.

Effective September 1, 2006, Arch Insurance Company entered into an agreement to sell all of its in force U.S. ocean marine business (and renewal rights to such business) to a subsidiary of American International Group, Inc. (“AIG”). Under the terms of the agreement, the U.S. ocean marine insurance business previously underwritten by Arch Insurance Company will be serviced by AIG Global Marine, a division of the property and casualty insurance subsidiaries of AIG. The transaction is not expected to have a material effect on the insurance segment’s financial results.

Net Premiums Earned.  Net premiums earned by the insurance segment were $424.7 million for the 2006 third quarter, compared to $340.0 million for the 2005 third quarter, and reflect changes in net premiums written over the previous five quarters, including the mix and type of business written.

Losses and Loss Adjustment Expenses.  The loss ratio for the insurance segment was 61.6% for the 2006 third quarter, compared to 88.5% for the 2005 third quarter. The insurance segment’s results for the 2005 third quarter included $76.5 million related to the hurricane activity in the period, or 22.5 points of the 2005 third quarter loss ratio, while the 2006 third quarter did not include any comparable events. The 2006 third quarter included $4.9 million of estimated net adverse development in prior year loss reserves, compared to $3.8 million of estimated net adverse development in the 2005 period. The estimated net adverse development in the 2006 third quarter primarily resulted from $10.6 million of adverse development on short-tail lines, including $8.0 million of adverse development related to the 2005 third quarter hurricane activity, partially offset by favorable development in medium-tail lines, mainly in program and marine business. Estimated net adverse development in the 2005 period was primarily in short-tail lines. The net impact of the change in prior year development resulted in a 0.3 point increase in the 2006 third quarter loss ratio. In addition, the 2006 third quarter included a substantially higher percentage of net premiums earned attributable to property business (than in the 2005 period) and, in periods of low catastrophic activity, such as the 2006 third quarter, property loss ratios generally are significantly lower than casualty loss ratios.

In addition to the use of individual per risk and inuring reinsurance contracts to limit exposure, the insurance segment had in force during 2005 a catastrophe reinsurance program which provides coverage for certain property catastrophe-related losses occurring during the contract period equal to a maximum of 95% of the first $200 million in excess of a $50 million retention per occurrence of such losses. Estimated losses related to Hurricane Katrina and Hurricane Wilma have exceeded the per occurrence retention. Based on current estimates, the insurance segment expects to recover approximately $120.7 million through such coverage for Hurricane Katrina and $7.2 million for Hurricane Wilma with approximately $58.6 million of remaining available coverage for Hurricane Katrina and $182.8 million of remaining available coverage for Hurricane Wilma should the actual amount of losses ultimately attributable to such events exceed current estimates. Amounts shown for Hurricane Katrina are net of reinstatement premiums.

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

Underwriting Expenses.  The underwriting expense ratio for the insurance segment was 24.9% in the 2006 third quarter, compared to 25.8% in the 2005 third quarter. The acquisition expense ratio was 10.0% for the 2006 and 2005 third quarters and is influenced by, among other things, (1) the amount of ceding commissions received from unaffiliated reinsurers and (2) the amount of business written on a surplus lines (non-admitted) basis and (3) the amount of reinstatement premiums recorded in the period. The insurance segment’s other operating expense ratio was 14.9% for the 2006 third quarter, compared to 15.8% for the 2005 third quarter. The lower ratio for the 2006 third quarter resulted from growth in net premiums earned which was higher than the attendant growth in operating expenses.

Reinsurance Segment

The following table sets forth our reinsurance segment’s underwriting results:

	Three Months Ended
	September 30,
(U.S. dollars in thousands)	2006	2005

Gross premiums written	$366,833	$445,628
Net premiums written	276,606	409,768

Net premiums earned	$332,916	$407,813
Fee income	976	74
Losses and loss adjustment expenses	(184,195)	(371,453)
Acquisition expenses, net	(74,367)	(107,827)
Other operating expenses	(12,987)	(12,420)
Underwriting income (loss)	$62,343	$(83,813)

Underwriting Ratios
Loss ratio	55.3%	91.1%
Acquisition expense ratio	22.3%	26.4%
Other operating expense ratio	3.9%	3.0%
Combined ratio	81.5%	120.5%

Underwriting Income (Loss).  The reinsurance segment reported underwriting income of $62.3 million for the 2006 third quarter, compared to an underwriting loss of $83.8 million for the 2005 third quarter. The combined ratio for the reinsurance segment was 81.5% for the 2006 third quarter, compared to 120.5% for the 2005 third quarter. In the 2005 third quarter, the reinsurance segment incurred $159.5 million of estimated pre-tax net losses, after reinsurance and net of reinstatement premiums, related to the catastrophic events in the period, while the 2006 third quarter did not include significant catastrophic activity. The components of the reinsurance segment’s underwriting income are discussed below.

Premiums Written.  Gross premiums written by the reinsurance segment were $366.8 million in the 2006 third quarter, compared to $445.6 million for the 2005 third quarter. Part of the decrease was due to the fact that gross premiums written in the 2005 third quarter included $18.2 million of reinstatement premiums, primarily in non-traditional and marine business, related to the catastrophic events in the period. In addition, during the 2006 third quarter, the reinsurance segment recorded premium portfolios out on two property treaties which reduced premiums written by $9.3 million, compared to $7.8 million of additional premiums written on such treaties in the 2005 third quarter, and recorded a $9.0 million reduction in premiums written related to certain treaties written in prior underwriting years, compared to $5.9 million of additional premiums written on such treaties in the 2005 third quarter. Further, during the 2006 second quarter, the reinsurance segment wrote certain property business which, in 2005, was written during the 2005 third quarter. A significant portion of the remaining decrease in gross premiums written in the period came in international and U.S. casualty business as a result of reduced participations on a number of quota share treaties in the 2006 period. The decreases in gross premiums written noted above were partially offset by continued growth in property and marine business, due to higher rates and an increase in exposure, which resulted from current market opportunities as catastrophe-exposed property and marine lines have continued to provide attractive opportunities in the wake of the 2005 storms.

Ceded premiums written by the reinsurance segment were 24.6% of gross premiums written for the 2006 third quarter, compared to 8.0% for the 2005 third quarter. The higher ceded percentage in the 2006 third quarter primarily resulted from the $77.8 million of premiums written ceded by Arch Reinsurance Ltd. (“Arch Re Bermuda”), the reinsurance segment’s Bermuda operations, to Flatiron Re Ltd. ($52.0 million on an earned basis) under a quota-share reinsurance treaty, as previously disclosed. Under such treaty, which was effective January 1, 2006, Flatiron Re Ltd. is assuming a percentage of certain lines of property and marine business underwritten by Arch Re Bermuda for unaffiliated third parties.

Net premiums written by the reinsurance segment were $276.6 million for the 2006 third quarter, compared to $409.8 million for the 2005 third quarter. The decrease in net premiums written was primarily due to the reasons noted in the discussion of gross premiums written above. In addition, the growth in property and marine gross premiums written was more than offset by the amounts ceded to Flatiron Re Ltd. For information regarding net premiums written produced by major line and type of business and geographic location, refer to note 4, “Segment Information,” of the notes accompanying our consolidated financial statements.

Net Premiums Earned.  Net premiums earned by the reinsurance segment were $332.9 million for the 2006 third quarter, compared to $407.8 million for the 2005 third quarter, and generally reflect changes in net premiums written over the previous five quarters, including the mix and type of business written. In addition, the premium portfolios out and the reduction in premiums written related to certain treaties written in prior underwriting years noted above were fully recognized as a decrease in net premiums earned during the 2006 third quarter.

Losses and Loss Adjustment Expenses.  The loss ratio for the reinsurance segment was 55.3% for the 2006 third quarter, compared to 91.1% for the 2005 third quarter. The reinsurance segment’s results for the 2005 third quarter included $177.7 million related to the catastrophic events in the period, or 43.6 points of the 2005 third quarter loss ratio, while the 2006 third quarter did not include any comparable events. The 2006 third quarter included estimated net favorable development in prior year loss reserves of $27.8 million, including $1.1 million of favorable development related to the 2005 third quarter catastrophic events, compared to estimated net favorable development in the 2005 third quarter of $34.8 million, which included $6.6 million resulting from the commutation of a treaty. The net favorable development in both periods was primarily attributable to property and other short tail business. The net impact of the change in estimated net prior year development was a 2.1 point increase in the 2006 third quarter loss ratio. In addition, the 2006 third quarter reflected a substantially higher percentage of net premiums earned attributable to property business (than in the 2005 period) and, in periods of low catastrophic activity, such as the 2006 third quarter, property loss ratios generally are significantly lower than casualty loss ratios.

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

Underwriting Expenses.  The underwriting expense ratio for the reinsurance segment was 26.2% in the 2006 third quarter, compared to 29.4% in the 2005 third quarter. The acquisition expense ratio for the 2006 third quarter was 22.3%, compared to 26.4% for the 2005 third quarter. The reinsurance segment’s 2006 results included commission income (in excess of the reimbursement of direct acquisition expenses) on the quota-share reinsurance treaty with Flatiron Re Ltd., which reduced the 2006 third quarter acquisition expense ratio by 2.4 points. The 2006 third quarter also included a $1.5 million reduction in acquisition expenses related to estimated net development in prior year loss reserves, compared to an increase of $4.5 million in the 2005 third quarter related to the commutation of a treaty as noted above. The net impact of the change in estimated net prior year development resulted in a 1.8 point decrease in the 2006 third quarter acquisition expense ratio. The reinsurance segment’s other operating expense ratio was 3.9% for the 2006 third quarter, compared to 3.0% for the 2005 third quarter, with the higher ratio in the 2006 third quarter primarily driven by the lower level of net premiums earned in the period.

Net Investment Income

Net investment income was $101.6 million for the 2006 third quarter, compared to $59.3 million for the 2005 third quarter. The increase in net investment income in the 2006 third quarter resulted from a higher level of average invested assets in the 2006 period primarily due to cash flows from operations. In addition, an increase in the pre-tax investment income yield to 4.78% for the 2006 third quarter, compared to 3.55% for the 2005 third quarter, contributed to the growth in net investment income. These yields were calculated based on amortized cost. Yields on future investment income may vary based on financial market conditions, investment allocation decisions and other factors.

Net Realized Gains or Losses

Following is a summary of net realized gains (losses):

	Three Months Ended
	September 30,
(U.S. dollars in thousands)	2006	2005

Fixed maturities	$(17,488)	$(13,086)
Other investments	299	2,463
Other	6,074	332
Total	$(11,115)	$(10,291)

Currently, our portfolio is actively managed to maximize total return within certain guidelines. In assessing returns under this approach, we include net investment income, net realized gains and losses and the change in unrealized gains and losses generated by our investment portfolio. The effect of financial market movements on the investment portfolio will directly impact net realized gains and losses as the portfolio is adjusted and rebalanced. Total return on our portfolio under management, as reported to us by our investment advisors, for the 2006 third quarter was 2.94%, compared to (0.39%) for the 2005 third quarter. The higher total return in the 2006 third quarter compared to the 2005 third quarter was primarily due to movements in interest rates during the periods, as interest rates decreased in the 2006 period and increased during the 2005 period.

For the 2006 third quarter, net realized losses on our fixed maturities of $17.5 million included a provision of $13.6 million for declines in the market value of investments held in our available for sale portfolio which were considered to be other-than-temporary, based on a review performed during the 2006 third quarter. In periods subsequent to the recognition of an other-than-temporary impairment on fixed maturities, we account for such securities as if they had been purchased on the measurement date of the other-than temporary impairment and the provision for the other-than-temporary impairment (reflected as a discount or reduced premium based on the new cost basis) is amortized into net investment income over the remaining life of the fixed maturities, or until such securities are sold. The declines in market value on such securities were primarily due to the current interest rate environment. For the 2005 third quarter, we did not consider any declines in the market value of investments to be other-than-temporary. The balance of $3.9 million in net realized losses on our fixed maturities in the 2006 third quarter resulted from the sale of securities, compared to net realized losses from the sale of fixed maturities of $13.1 million in the 2005 third quarter. In the 2006 and 2005 third quarters, net realized gains or losses from the sale of fixed maturities resulted from our decisions to reduce credit exposure, changes in duration targets, relative value determinations and sales related to rebalancing the portfolio.

Our investment portfolio is classified as “available for sale.” During the 2006 and 2005 third quarters, we realized gross losses from the sale of fixed maturities of $14.7 million and $30.9 million, respectively. With respect to those securities that were sold at a loss, the following is an analysis of the gross realized losses based on the period of time those securities had been in an unrealized loss position:

	Three Months Ended
	September 30,
(U.S. dollars in thousands)	2006	2005

Less than 6 months	$8,137	$14,158
At least 6 months but less than 12 months	4,952	8,682
Over 12 months	1,618	8,098
Total	$14,707	$30,938

Other Expenses

Other expenses, which are included in our other operating expenses and part of our corporate and other segment (non-underwriting), were $6.5 million for the 2006 and 2005 third quarters. Such amounts primarily represent certain holding company costs necessary to support our worldwide insurance and reinsurance operations and costs associated with operating as a publicly traded company.

Share-Based Compensation

Effective January 1, 2006, we adopted the fair value method of accounting for share-based compensation arrangements in accordance with SFAS No.123(R), using the modified prospective method of transition. Share-based compensation arrangements covered by SFAS No.123(R) currently include stock options, and restricted shares and units granted under our Long Term Incentive and Share Award Plans. Prior to January 1, 2006, we accounted for share-based employee compensation plans using the intrinsic value method of accounting in accordance with APB 25. Under the provisions of APB 25, no compensation expense was recognized when stock options were granted with exercise prices equal to or greater than market value on the date of grant. However, we did recognize compensation expense related to restricted shares and units awarded based on the fair market value of our common shares at the measurement date. Under the modified prospective method of transition, we are not required to restate our prior period financial statements to reflect expensing of share-based compensation related to stock options under SFAS No.123(R). Therefore, results for the 2006 third quarter are not comparable to the 2005 third quarter.

As required by the provisions of SFAS 123(R), we recorded pre-tax share-based compensation expense related to stock options of $2.0 million in the 2006 third quarter. Under the modified prospective method of transition, no expense related to stock options was recorded in the 2005 third quarter. For the 2006 fourth quarter, we expect to record pre-tax share-based compensation expense related to stock options of approximately $1.7 million. These charges have no impact on our cash flows or shareholders’ equity. We used the Black-Scholes option pricing model to determine the estimated fair value of our share-based compensation arrangements related to stock options.

As of September 30, 2006, there was approximately $26.2 million of total unrecognized compensation expense related to unvested share-based compensation arrangements (consisting of restricted shares and units and stock options) granted under our Long Term Incentive and Share Award Plans. See note 2, “Share-Based Compensation,” of the notes accompanying our consolidated financial statements and “Critical Accounting Policies, Estimates and Recent Accounting Policies–Share-Based Compensation” for more information about the adoption of SFAS No. 123(R).

Interest Expense

Interest expense was $5.4 million for the 2006 third quarter, compared to $5.6 million for the 2005 third quarter. Such amounts primarily relate to the $300 million in 7.35% senior notes outstanding in both periods.

Net Foreign Exchange Gains or Losses

Net foreign exchange losses for the 2006 third quarter of $4.3 million consisted of net unrealized losses of $10.9 million and net realized gains of $6.6 million, compared to net foreign exchange gains for the 2005 third quarter of $7.3 million, which consisted of net unrealized gains of $7.6 million and net realized losses of $0.3 million. Net unrealized foreign exchange gains or losses result from the effects of revaluing our net insurance liabilities required to be settled in foreign currencies at each balance sheet date. We hold investments in foreign currencies which are intended to mitigate our exposure to foreign currency fluctuations in our net insurance liabilities. However, changes in the value of such investments due to foreign currency rate movements are reflected as a direct increase or decrease to shareholders’ equity, as part of the “Change in unrealized appreciation (decline) in value of investments, net of deferred income tax” in accumulated other comprehensive income, and not in the statement of income. For the 2006 and 2005 third quarters, the net unrealized foreign exchange gains or losses recorded were largely offset by changes in the value of our investments held in foreign currencies.

Income Taxes

For the 2006 third quarter and nine months ended September 30, 2006, the effective tax rates on income before income taxes was 1.2% and 5.7%, respectively. The lower effective tax rate in the 2006 third quarter than in the nine months ended September 30, 2006 resulted from a change in the relative mix of income reported by jurisdiction. The 1.2% effective tax rate in the 2006 third quarter resulted from a reduction in the effective tax rate on income before income taxes from 8.6% for the six months ended June 30, 2006 to 5.7% for the nine months ended September 30, 2006. Our effective tax rates may fluctuate from period to period based on the relative mix of income reported by jurisdiction primarily due to the varying tax rates in each jurisdiction. Our quarterly tax provision is adjusted to reflect changes in our expected annual effective tax rates, if any.

Results of Operations—Nine Months Ended September 30, 2006 and 2005

The following table sets forth net income available to common shareholders and per share data:

	Nine Months Ended
	September 30,
(U.S. dollars in thousands, except share data)	2006	2005

Net income available to common shareholders	$453,281	$155,593
Diluted net income per common share	$5.96	$2.09
Diluted weighted average common shares and common share equivalents outstanding	76,108,510	74,458,013

Net income available to common shareholders was $453.3 million for the 2006 period, compared to $155.6 million for the 2005 period. The improvement in our results of operations was primarily due to a lower level of catastrophic activity in the 2006 period, as discussed in “—Segment Information” below, and growth in investment income. Our net income available to common shareholders for the 2006 period represented a 22.0% annualized return on average common equity, compared to 9.0% for the 2005 period.

Diluted weighted average common shares and common share equivalents outstanding, used in the calculation of net income per common share, was 1.7 million shares, or 2.2%, higher in the 2006 period than in the 2005 period. The higher level was primarily due to increases in the assumed dilutive effects of stock options and nonvested restricted stock calculated using the treasury stock method.

Segment Information

Insurance Segment

The following table sets forth our insurance segment’s underwriting results:

	Nine Months Ended
	September 30,
(U.S. dollars in thousands)	2006	2005

Gross premiums written	$2,013,910	$1,701,663
Net premiums written	1,277,175	1,073,316

Net premiums earned	$1,190,788	$1,015,084
Fee income	3,950	4,657
Losses and loss adjustment expenses	(760,727)	(737,604)
Acquisition expenses, net	(122,322)	(96,752)
Other operating expenses	(189,115)	(168,474)
Underwriting income	$122,574	$16,911

Underwriting Ratios
Loss ratio	63.9%	72.7%
Acquisition expense ratio (1)	10.1%	9.3%
Other operating expense ratio	15.9%	16.6%
Combined ratio	89.9%	98.6%

(1)             The acquisition expense ratio is adjusted to include certain fee income.

Underwriting Income.  The insurance segment’s underwriting income was $122.6 million for the 2006 period, compared to $16.9 million for the 2005 period. The combined ratio for the insurance segment was 89.9% for the 2006 period, compared to 98.6% for the 2005 period. In the 2005 third quarter, the insurance segment incurred $96.5 million of estimated pre-tax net losses, after reinsurance and net of reinstatement premiums, related to the catastrophic events in the period, while the 2006 third quarter did not include any material catastrophic activity. The components of the insurance segment’s underwriting income are discussed below.

Premiums Written.  Gross premiums written by the insurance segment were $2.01 billion for the 2006 period, compared to $1.70 billion for the 2005 period, and ceded premiums written were 36.6% of gross premiums written for the 2006 period, compared to 36.9% for the 2005 period. Net premiums written by the insurance segment were $1.28 billion for the 2006 period, compared to $1.07 billion for the 2005 period. Roughly half of the increase was in worldwide property business, primarily as a result of rate increases which were tempered by higher reinsurance costs. The balance of the growth was generated from increases in construction business, primarily due to growth in large deductible construction accounts, surety business, and in professional liability and executive assurance business, as a result of growth in policies written and a decrease in the usage of reinsurance in the 2006 period. This growth was partially offset by a reduction in U.S. primary casualty business in response to increasing competition. For information regarding net premiums written produced by major line of business and geographic location, refer to note 4, “Segment Information,” of the notes accompanying our consolidated financial statements.

Net Premiums Earned.  Net premiums earned for the insurance segment were $1.19 billion for the 2006 period, compared to $1.02 billion for the 2005 period, and generally reflect changes in net premiums written over the previous five quarters, including the mix and type of business written.

Losses and Loss Adjustment Expenses.  The loss ratio for the insurance segment was 63.9% for the 2006 period, compared to 72.7% for the 2005 period. The insurance segment’s results for the 2005 period included $76.5 million related to the hurricane activity in the 2005 third quarter, or 6.4 points of the 2005 period loss ratio, while the 2006 period did not include any comparable events. Losses incurred for the 2006 period included $2.0 million of estimated net favorable development in prior year loss reserves, compared to $11.2 million of estimated net adverse development in the 2005 period. The estimated net favorable development in the 2006 period primarily resulted in medium and long-tail lines, mainly executive assurance, healthcare and construction, resulting from a reevaluation of estimated ultimate losses due to better than expected claims activity, partially offset by $44.2 million of adverse development on short-tail lines which included $31.2 million of adverse development related to the 2005 third quarter hurricane activity. The net impact of the change in estimated net prior year development was a 1.1 point decrease in the loss ratio for the 2006 period.

In addition to the use of individual per risk and inuring reinsurance contracts to limit exposure, the insurance segment had in force during 2005 a catastrophe reinsurance program which provides coverage for certain property catastrophe-related losses occurring during the contract period equal to a maximum of 95% of the first $200 million in excess of a $50 million retention per occurrence of such losses. Estimated losses related to Hurricane Katrina and Hurricane Wilma have exceeded the per occurrence retention. Based on current estimates, the insurance segment expects to recover approximately $120.7 million through such coverage for Hurricane Katrina and $7.2 million for Hurricane Wilma with approximately $58.6 million of remaining available coverage for Hurricane Katrina and $182.8 million of remaining available coverage for Hurricane Wilma should the actual amount of losses ultimately attributable to such events exceed current estimates. Amounts shown for Hurricane Katrina are net of reinstatement premiums.

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

Underwriting Expenses.  The underwriting expense ratio for the insurance segment was 26.0% in the 2006 period, compared to 25.9% for the 2005 period. The acquisition expense ratio was 10.1% for the 2006 period, compared to 9.3% for the 2005 period. The increase in the acquisition expense ratio was primarily due to changes in the mix of business. The insurance segment’s other operating expense ratio was 15.9% for the 2006 period, compared to 16.6% for the 2005 period. The lower ratio for the 2006 period resulted from growth in net premiums earned which was higher than the attendant growth in operating expenses.

Reinsurance Segment

The following table sets forth our reinsurance segment’s underwriting results:

	Nine Months Ended
	September 30,
(U.S. dollars in thousands)	2006	2005

Gross premiums written	$1,430,742	$1,311,226
Net premiums written	1,138,327	1,237,517

Net premiums earned	$1,125,836	$1,169,651
Fee income	3,592	4,719
Losses and loss adjustment expenses	(615,454)	(804,074)
Acquisition expenses, net	(273,460)	(320,722)
Other operating expenses	(40,418)	(35,241)
Underwriting income	$200,096	$14,333

Underwriting Ratios
Loss ratio	54.7%	68.7%
Acquisition expense ratio	24.3%	27.4%
Other operating expense ratio	3.6%	3.0%
Combined ratio	82.6%	99.1%

Underwriting Income.  The reinsurance segment’s underwriting income was $200.1 million for the 2006 period, compared to $14.3 million for the 2005 period. The combined ratio for the reinsurance segment was 82.6% for the 2006 period, compared to 99.1% for the 2005 period. The components of the reinsurance segment’s underwriting income are discussed below.

Premiums Written.  Gross premiums written by the reinsurance segment were $1.43 billion in the 2006 period, compared to $1.31 billion for the 2005 period. The growth primarily occurred in international property and marine lines, due to higher rates and an increase in exposure, and resulted from current market opportunities as catastrophe-exposed property and marine lines have continued to provide attractive opportunities in the wake of the 2005 storms. The growth in property and marine business was partially offset by decreases in international casualty business, as a result of reduced participations on a number of quota share treaties in the 2006 period, and U.S. property business.

Ceded premiums written by the reinsurance segment were 20.4% of gross premiums written for the 2006 period, compared to 5.6% for the 2005 period. The higher ceded percentage in the 2006 period primarily resulted from the $237.9 million of premiums written ceded by Arch Re Bermuda to Flatiron Re Ltd. ($95.6 million on an earned basis) under a quota-share reinsurance treaty, as previously disclosed.

Net premiums written by the reinsurance segment were $1.14 billion for the 2006 period, compared to $1.24 billion for the 2005 period. The lower level of net premiums written in the 2006 period primarily resulted from the decrease in international casualty business and U.S. property business noted above, which more than offset the growth in international property and marine lines, net of the amounts ceded to Flatiron Re Ltd. noted above. For information regarding net premiums written produced by major line and type of business and geographic location, refer to note 4, “Segment Information,” of the notes accompanying our consolidated financial statements.

Net Premiums Earned.  Net premiums earned for our reinsurance segment were $1.13 billion for the 2006 period, compared to $1.17 billion for the 2005 period, and generally reflect changes in net premiums written over the previous five quarters, including the mix and type of business written.

Fee Income.  The reinsurance segment recorded $3.6 million of fee income for the 2006 period, compared to $4.7 million for the 2005 period. The 2006 amount related to certain assumed reinsurance contracts which were deemed, under GAAP, not to transfer insurance risk, and are accounted for using the deposit method of accounting. Of the 2005 amount, $4.5 million related to an industry loss warranty contract. Under this contract, we received payment when industry-wide losses from certain natural perils exceeded a specified amount.

Losses and Loss Adjustment Expenses.  Underwriting income for the reinsurance segment in the 2006 period benefited from estimated net favorable development in prior year loss reserves, net of related adjustments, of $34.1 million, which consisted of $27.8 million of reductions in incurred losses and $6.3 million of reductions in acquisition expenses. The 2006 period estimated net favorable development consisted of $65.8 million of favorable development, primarily in short-tail lines, partially offset by $38.0 million of adverse development related to the 2005 third quarter large catastrophic events. For the 2005 period, underwriting income benefited from estimated net favorable development in prior year loss reserves, net of related adjustments, of $65.5 million, which consisted of $74.5 million of reductions in losses incurred and $9.0 million of increases to acquisition expenses.

The loss ratio for the reinsurance segment was 54.7% for the 2006 period, compared to 68.7% for the 2005 period. The reinsurance segment’s results included $177.7 million related to the 2005 third quarter large catastrophic events, or 15.2 points of the 2005 period loss ratio, while the 2006 third quarter did not include any comparable events. Partially offsetting this, as noted above, the 2006 period included $27.8 million of estimated net favorable development in prior year loss reserves, compared to $74.5 million of estimated net favorable development in the 2005 period. The net impact of the change in estimated net prior year development was a 4.2 point increase in the loss ratio for the 2006 period. In addition, the 2006 period reflected a substantially higher percentage of net premiums earned attributable to property business (than in the 2005 period) and, in periods of low catastrophic activity, such as the 2006 period, property loss ratios generally are significantly lower than casualty loss ratios.

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

Underwriting Expenses.  The underwriting expense ratio for the reinsurance segment was 27.9% for the 2006 period, compared to 30.4% for the 2005 period. The acquisition expense ratio for the 2006 period was 24.3%, compared to 27.4% for the 2005 period. The reinsurance segment’s 2006 results included commission income (in excess of the reimbursement of direct acquisition expenses) on the quota-share reinsurance treaty with Flatiron Re Ltd., which reduced the acquisition expense ratio by 1.3 points in the 2006 period. The 2006 period also included a $6.3 million reduction in acquisition expenses related to estimated net development in prior year loss reserves, compared to an increase of $9.0 million in the 2005 period. Such amounts primarily resulted from contracts that contain commissions which are adjusted as the loss ratio changes. The net impact of the change in acquisition expenses related to the estimated net prior year development resulted in a 1.4 point decrease in the acquisition expense ratio for the 2006 period. The reinsurance segment’s other operating expense ratio was 3.6% for the 2006 period, compared to 3.0% for the 2005 period. The higher ratio in the 2006 period was driven, in part, by an increase in accrued expenses for incentive compensation related to underwriting performance in prior periods and a lower level of net premiums earned in the 2006 period.

Net Investment Income

Net investment income was $272.5 million for the 2006 period, compared to $162.8 million for the 2005 period. The increase in net investment income in the 2006 period resulted from a higher level of average invested assets in the 2006 period primarily due to cash flows from operations. In addition, an increase in the pre-tax investment income yield to 4.57% for the 2006 period, compared to 3.43% for the 2005 period, contributed to the growth in net investment income. These yields were calculated based on amortized cost. Yields on future investment income may vary based on financial market conditions, investment allocation decisions and other factors.

Net Realized Gains or Losses

Following is a summary of net realized gains (losses):

	Nine Months Ended
	September 30,
(U.S. dollars in thousands)	2006	2005

Fixed maturities	$(55,133)	$(10,613)
Other investments	3,441	1,012
Other	4,992	1,876
Total	$(46,700)	$(7,725)

Total return on our portfolio under management, as reported to us by our investment advisors, for the 2006 period was 3.75%, compared to 1.48% for the 2005 period. The higher total return in the 2006 period compared to the 2005 period was primarily due to movements in interest rates during the periods. The increase in interest rates in the 2005 period was greater than the increase in the 2006 period and resulted in a lower relative return compared to the 2006 period. For the 2006 period, net realized losses on our fixed maturities of $55.1 million included a provision of $30.1 million for declines in the market value of investments held in our available for sale portfolio which were considered to be other-than-temporary, based on a review performed during the 2006 period. In periods subsequent to the recognition of an other-than-temporary impairment on fixed maturities, we account for such securities as if they had been purchased on the measurement date of the other-than temporary impairment and the provision for the other-than-temporary impairment (reflected as a discount or reduced premium based on the new cost basis) is amortized into net investment income over the remaining life of the fixed maturities, or until such securities are sold. The declines in market value on such securities were primarily due to the current interest rate environment. For the nine months ended September 30, 2005, we did not consider any declines in the market value of investments to be other-than-temporary. The balance of $25.0 million in net realized losses on our fixed maturities in the 2006 period resulted from the sale of securities, compared to net realized losses from the sale of fixed maturities of $10.6 million for the 2005 period. For the 2006 and 2005 periods, net realized gains or losses from the sale of fixed maturities resulted from our decisions to reduce credit exposure, changes in duration targets, relative value determinations and sales related to rebalancing the portfolio.

During the 2006 and 2005 periods, we realized gross losses from the sale of fixed maturities of $65.3 million and $39.5 million, respectively. With respect to those securities that were sold at a loss, the following is an analysis of the gross realized losses based on the period of time those securities had been in an unrealized loss position:

	Nine Months Ended
	September 30,
(U.S. dollars in thousands)	2006	2005

Less than 6 months	$45,474	$18,913
At least 6 months but less than 12 months	16,696	10,745
Over 12 months	3,136	9,809
Total	$65,306	$39,467

Other Expenses

Other expenses, which are included in our other operating expenses and part of our corporate and other segment (non-underwriting), were $20.6 million for the 2006 period, compared to $18.0 million for the 2005 period.

Share-Based Compensation

As required by the provisions of SFAS 123(R), we recorded pre-tax share-based compensation expense related to stock options of $5.5 million in the 2006 period. Under the modified prospective method of transition, no expense related to stock options was recorded in the 2005 period. Therefore, results for the 2006 period are not comparable to the 2005 period. See note 2, “Share-Based Compensation,” of the notes accompanying our consolidated financial statements and “Critical Accounting Policies, Estimates and Recent Accounting Policies—Share-Based Compensation” for more information about the adoption of SFAS No. 123(R).

Interest Expense

Interest expense was $16.6 million for the 2006 period, compared to $16.9 million for the 2005 period. Such amounts primarily relate to the $300 million in 7.35% senior notes outstanding in both periods.

Net Foreign Exchange Gains or Losses

Net foreign exchange losses for the nine months ended September 30, 2006 of $15.7 million consisted of net unrealized losses of $18.9 million and net realized gains of $3.2 million, compared to net foreign exchange gains of $20.8 million for the 2005 period, which consisted of net unrealized gains of $21.1 million and net realized losses of $0.3 million. For the 2006 and 2005 periods, the net unrealized foreign exchange gains or losses recorded were largely offset by changes in the value of our investments held in foreign currencies.

Income Taxes

The effective tax rate on income before income taxes was 5.7% for the 2006 period, compared to 9.6% for the 2005 period. The lower effective tax rate in the 2006 period resulted from a change in the relative mix of income reported by jurisdiction. Our effective tax rates may fluctuate from period to period based on the relative mix of income reported by jurisdiction primarily due to the varying tax rates in each jurisdiction. Our quarterly tax provision is adjusted to reflect changes in our expected annual effective tax rates, if any.

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

On a consolidated basis, our aggregate cash and invested assets totaled $8.91 billion at September 30, 2006, compared to $7.12 billion at December 31, 2005. At September 30, 2006 and December 31, 2005, our fixed income portfolio, which includes fixed maturity securities and short-term investments, had an average Standard & Poor’s quality rating of “AA+” and an average effective duration of 3.2 years and 3.3 years, respectively. ACGL’s readily available cash, short-term investments and marketable securities, excluding amounts held by our regulated insurance and reinsurance subsidiaries, totaled $15.5 million at September 30, 2006, compared to $21.0 million at December 31, 2005.

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

Our insurance and reinsurance subsidiaries are required to maintain assets on deposit, which primarily consist of fixed maturities, with various regulatory authorities to support their operations. The assets on deposit are available to settle insurance and reinsurance liabilities to third parties. Our insurance and reinsurance subsidiaries also have investments in segregated portfolios primarily to provide collateral or guarantees for letters of credit to third parties. At September 30, 2006 and December 31, 2005, such amounts approximated $1.0 billion. In addition, Arch Re Bermuda maintains assets in trust accounts as collateral for insurance and reinsurance transactions with affiliated companies. At September 30, 2006 and December 31, 2005, such amounts approximated $3.42 billion and $2.77 billion, respectively.

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

Arch Specialty Insurance Company (“Arch Specialty”) entered into a Stipulation and Order (“Stipulation”) with the Wisconsin Office of the Commissioner of Insurance (“OCI”) in connection with ACGL’s acquisition of Arch Specialty in 2002. While the ratio of Arch Specialty’s total adjusted capital to authorized control level risk-based capital exceeded 200% at December 31, 2005, and thus was above the risk-based capital threshold that would require company action (the lowest level of corrective action), it was below the 275% ratio that the Stipulation requires Arch Specialty to maintain. Arch Specialty was in compliance with the ratio required under the Stipulation at December 31, 2005 following its receipt during the 2006 first quarter of a capital contribution in the amount of $57.0 million provided by subsidiaries of ACGL. Western Diversified Casualty Insurance Company, which, like Arch Specialty, is domiciled in Wisconsin, also entered into a Stipulation with the OCI in 2003 whereby it must maintain a ratio of total adjusted capital to authorized control level risk-based capital of not less than 275%, and was in compliance with this ratio at September 30, 2006.

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

We monitor the financial condition of our reinsurers and attempt to place coverages only with substantial, financially sound carriers. At September 30, 2006 and December 31, 2005, approximately 93.6% and 92.6%, respectively, of our reinsurance recoverables on paid and unpaid losses (not including prepaid reinsurance premiums) of $1.68 billion and $1.47 billion, respectively, were due from carriers which had an A.M. Best rating of “A-” or better. At September 30, 2006 and December 31, 2005, the largest reinsurance recoverables from any one carrier were less than 5.4% and 5.6%, respectively, of our total shareholders’ equity.

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

Consolidated cash flow provided by operating activities was $1.25 billion for the nine months ended September 30, 2006, compared to $1.11 billion for the 2005 period. The increase in operating cash flows in the 2006 period was due, in part, to growth in premiums written and net investment income, partially offset by a higher level of paid losses as our loss reserves have continued to mature and due to payments related to the 2004 and 2005 catastrophic events that contributed $151.5 million to paid losses for the nine months ended September 30, 2006. Cash flow from operating activities are provided by premiums collected, fee income, investment income and collected reinsurance recoverables, offset by losses and loss adjustment expense payments, reinsurance premiums paid, operating costs and current taxes paid.

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

In August 2006, we entered into a five-year agreement for a $300 million unsecured revolving loan and letter of credit facility and a $1.0 billion secured letter of credit facility. The $300 million unsecured loan and letter of credit facility is also available for the issuance of unsecured letters of credit up to $100 million for our U.S.-based reinsurance operation.

During 2006, ACGL completed two public offerings of non-cumulative preferred shares (“Preferred Shares”). On February 1, 2006, $200.0 million principal amount of 8.0% series A non-cumulative preferred shares (“Series A Preferred Shares”) were issued with net proceeds of $193.5 million and, on May 24, 2006, $125.0 million principal amount of 7.875% series B non-cumulative preferred shares (“Series B Preferred Shares”) were issued with net proceeds of $120.9 million. The net proceeds of the offerings were used to support the underwriting activities of ACGL’s insurance and reinsurance subsidiaries. ACGL has the right to redeem all or a portion of each series of Preferred Shares at a redemption price of $25.00 per share on or after (1) February 1, 2011 for the Series A Preferred Shares and (2) May 15, 2011 for the Series B Preferred Shares. Dividends on the Preferred Shares are non-cumulative. Consequently, in the event dividends are not declared on the Preferred Shares for any dividend period, holders of Preferred Shares will not be entitled to receive a dividend for such period, and such undeclared dividend will not accrue and will not be payable. Holders of Preferred Shares will be entitled to receive dividend payments only when, as and if declared by ACGL’s board of directors or a duly authorized committee of the board of directors. Any such dividends will be payable from the date of original issue on a non-cumulative basis, quarterly in arrears. To the extent declared, these dividends will accumulate, with respect to each dividend period, in an amount per share equal to 8.0% of the $25.00 liquidation preference per annum for the Series A Preferred Shares and 7.875% of the $25.00 liquidation preference per annum for the Series B Preferred Shares. At September 30, 2006, we had declared an aggregate of $3.3 million of dividends to be paid to holders of the Preferred Shares.

At September 30, 2006, ACGL’s capital of $3.65 billion consisted of $300.0 million of senior notes, representing 8.2% of the total, $325.0 million of preferred shares, representing 8.9% of the total, and common shareholders’ equity of $3.02 billion, representing the balance. At December 31, 2005, ACGL’s capital of $2.78 billion consisted of senior notes of $300 million, representing 10.8% of the total, and common shareholders’ equity of $2.48 billion, representing the balance. The increase in capital during 2006 of $865.7 million was primarily attributable to net income for the nine months ended September 30, 2006 and the issuance of $325.0 million of preferred shares.

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

On December 29, 2005, Arch Re Bermuda entered into a quota share reinsurance treaty with Flatiron Re Ltd., a newly-formed Bermuda reinsurance company, pursuant to which Flatiron Re Ltd. is assuming a 45% quota share (the “Treaty”) of certain lines of property and marine business underwritten by Arch Re Bermuda for unaffiliated third parties for the 2006 and 2007 underwriting years (January 1, 2006 to December 31, 2007). The quota share is subject to decrease by Arch Re Bermuda under certain circumstances. In addition, in certain circumstances, Flatiron Re Ltd. may extend at its option the coverage provided by the Treaty to Arch Re Bermuda’s 2008 underwriting year. Effective June 28, 2006, the parties amended the Treaty to increase the percentage ceded to Flatiron Re Ltd. from 45% to 70% of all covered business bound by Arch Re Bermuda from (and including) June 28, 2006 until (and including) August 15, 2006 provided such business did not incept beyond September 30, 2006. The ceding percentage for all business bound outside of this period will continue to be 45%, subject to adjustment as provided under the Treaty. As a result of the terms of the Treaty, we determined that Flatiron Re Ltd. is a variable interest entity. However, Arch Re Bermuda is not the primary beneficiary of Flatiron Re Ltd. and, as such, we are not required to consolidate the assets, liabilities and results of operations of Flatiron Re Ltd. per FIN 46R. See note 13, “Commitments and Contingencies,” of the notes accompanying our consolidated financial statements for further details on the Treaty with Flatiron Re Ltd.

Investments

The finance and investment committee of our board of directors establishes our investment policies and creates guidelines for our investment managers. The finance and investment committee reviews the implementation of the investment strategy on a regular basis. Our current approach stresses preservation of capital, market liquidity and diversification of risk.

Our cash and invested assets were as follows at September 30, 2006 and December 31, 2005:

	September 30,	December 31,
(U.S. dollars in thousands)	2006	2005

Fixed maturities available for sale, at fair value	$6,727,113	$5,280,987
Fixed maturities pledged under securities lending agreements, at fair value (1)	815,268	862,766
Total fixed maturities	7,542,381	6,143,753
Short-term investments available for sale, at fair value	887,187	681,887
Short-term investments pledged under securities lending agreements, at fair value (1)	—	1,100
Other investments, at fair value	290,305	70,233
Cash	188,139	222,477
Total cash and invested assets (1)	$8,908,012	$7,119,450

(1)             In securities lending transactions, we receive collateral in excess of the market value of the fixed maturities and short-term investments pledged under securities lending agreements. For purposes of this table, we have excluded $844.4 million and $893.4 million, respectively, of collateral received which is reflected as “short-term investment of funds received under securities lending agreements, at fair value” and included $815.3 million and $863.9 million, respectively, of “fixed maturities and short-term investments pledged under securities lending agreements, at fair value” at September 30, 2006 and December 31, 2005.

Our investment strategy allows for the use of derivative instruments. We utilize various derivative instruments such as futures contracts as part of the management of our stock index fund investments and to replicate equity investment positions. Derivative instruments may be used to enhance investment performance, to replicate investment positions or to manage market exposures and duration risk that would be allowed under our investment guidelines if implemented in other ways. See note 7, “Investment Information—Investment-Related Derivatives,” of the notes accompanying our consolidated financial Statements and “Critical Accounting Policies, Estimates and Recent Accounting Policies—Investments—Investment-Related Derivatives” for additional disclosures concerning derivatives.

At September 30, 2006 and December 31, 2005, our fixed income portfolio, which includes fixed maturity securities and short-term investments, had an average effective duration of 3.2 years and 3.3 years, respectively, an average Standard & Poor’s quality rating of “AA+” and an imbedded book yield, before investment expenses, of 4.88% and 4.19%, respectively.

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

At September 30, 2006 and December 31, 2005, our Loss Reserves, net of unpaid losses and loss adjustment expenses recoverable, by type and by operating segment were as follows:

	September 30,	December 31,
(U.S. dollars in thousands)	2006	2005

Insurance:
Case reserves	$543,544	$421,131
IBNR reserves	1,743,668	1,413,243
Total net reserves	$2,287,212	$1,834,374

Reinsurance:
Case reserves	$631,157	$488,593
Additional case reserves	71,577	116,788
IBNR reserves	1,757,219	1,623,303
Total net reserves	$2,459,953	$2,228,684

Total:
Case reserves	$1,174,701	$909,724
Additional case reserves	71,577	116,788
IBNR reserves	3,500,887	3,036,546
Total net reserves	$4,747,165	$4,063,058

At September 30, 2006 and December 31, 2005, the insurance segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	September 30,	December 31,
(U.S. dollars in thousands)	2006	2005

Casualty	$537,913	$420,113
Construction and surety	351,668	267,569
Programs	334,960	323,527
Executive assurance	329,586	222,949
Professional liability	313,840	226,815
Property, marine and aviation	291,254	259,686
Healthcare	118,205	104,464
Other	9,786	9,251
Total net reserves	$2,287,212	$1,834,374

At September 30, 2006 and December 31, 2005, the reinsurance segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	September 30,	December 31,
(U.S. dollars in thousands)	2006	2005

Casualty	1,485,122	$1,304,859
Property excluding property catastrophe	307,191	265,355
Other specialty	255,349	267,850
Marine and aviation	171,863	175,364
Property catastrophe	139,730	107,307
Other	100,698	107,949
Total net reserves	$2,459,953	$2,228,684

Calculation of Book Value Per Common Share

The following presents the calculation of book value per common share for September 30, 2006 and December 31, 2005. The shares and per share numbers set forth below exclude the effects of 5,940,929 and 5,637,108 stock options and 93,469 and 93,545 restricted stock units outstanding at September 30, 2006 and December 31, 2005, respectively.

	(Unaudited)
	September 30,	December 31,
(U.S. dollars in thousands, except share data)	2006	2005

Total shareholders’ equity	$3,346,249	$2,480,527
Less preferred shareholders’ equity	(325,000)	—
Common shareholders’ equity	3,021,249	$2,480,527
Common shares outstanding	74,006,652	73,334,870
Book value per common share	$40.82	$33.82

Market Sensitive Instruments and Risk Management

In accordance with the SEC’s Financial Reporting Release No. 48, we performed a sensitivity analysis to determine the effects that market risk exposures could have on the future earnings, fair values or cash flows of our financial instruments as of September 30, 2006. (See section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Sensitive Instruments and Risk Management” included in our 2005 Annual Report on Form 10-K/A.) Market risk represents the risk of changes in the fair value of a financial instrument and is comprised of several components, including liquidity, basis and price risks. At September 30, 2006, material changes in market risk exposures that affect the quantitative and qualitative disclosures presented as of December 31, 2005 are as follows:

Investment Market Risk

Fixed Income Securities. We invest in interest rate sensitive securities, primarily debt securities. We consider the effect of interest rate movements on the market value of our fixed maturities, fixed maturities pledged under securities lending agreements, short-term investments and certain of our other investments which invest in fixed income securities and the corresponding change in unrealized appreciation. As interest rates rise, the market value of our interest rate sensitive securities falls, and the converse is also true. The following table summarizes the effect that an immediate, parallel shift in the interest rate yield curve would have had on the portfolio at September 30, 2006 and December 31, 2005. Based on historical observations, there is a low probability that all interest rate yield curves would shift in the same direction at the same time and, accordingly, the actual effect of interest rate movements may differ materially from the amounts set forth below. For further discussion on investment activity, please refer to “—Results of Operations.”

	Interest Rate Shift in Basis Points
(U.S. dollars in millions)	-100	-50	0	50	100

September 30, 2006:
Total market value	$8,915.7	$8,771.6	$8,629.6	$8,490.2	$8,353.3
Market value change from base	3.32%	1.65%	—	(1.62)%	(3.20)%
Change in unrealized value	$286.1	$142.0	—	$(139.4)	$(276.3)

December 31, 2005:
Total market value	$7,090.6	$6,971.4	$6,855.5	$6,743.1	$6,634.8
Market value change from base	3.43%	1.69%	—	(1.64)%	(3.22)%
Change in unrealized value	$235.1	$115.9	—	$(112.4)	$(220.7)

Another method that attempts to measure portfolio risk is Value-at-Risk (“VaR”). VaR attempts to take into account a broad cross-section of risks facing a portfolio by utilizing relevant securities volatility data skewed towards the most recent months and quarters. VaR measures the amount of a portfolio at risk for outcomes 1.65 standard deviations from the mean based on normal market conditions over a one year time horizon and is expressed as a percentage of the portfolio’s initial value. In other words, 95% of the time, should the risks taken into account in the VaR model perform per their historical tendencies, the portfolio’s loss in any one year period is expected to be less than or equal to the calculated VaR, stated as a percentage of the measured portfolio’s initial value. As of September 30, 2006, our portfolio’s VaR was estimated to be 2.76%, compared to an estimated 3.29% at December 31, 2005.

Equities and Privately Held Securities. Our investment portfolio includes an allocation to other investments which include investments in certain stock index funds, other preferred stocks and privately held securities. At September 30, 2006 and December 31, 2005, the fair value of our investments in equities and privately held securities totaled $110.5 million and $41.5 million, respectively. These securities are exposed to price risk, which is the potential loss arising from decreases in the market value of equities. An immediate hypothetical 10% depreciation in the value of each equity position would reduce the fair value of such investments by approximately $11.0 million and $4.2 million at September 30, 2006 and December 31, 2005, respectively, and would have decreased book value per common share by approximately $0.15 and $0.06, respectively.

Investment-Related Derivatives. We began to invest in certain derivative instruments in 2006 to replicate investment positions and to manage market exposures and duration risk. The notional value of the net long position for equity futures was $73.7 million at September 30, 2006 and the notional value of the net short position for Treasury note futures was $16.9 million at September 30, 2006. A 10% depreciation of the underlying exposure to these derivative instruments at September 30, 2006 would have resulted in a reduction in net income of approximately $9.1 million and would have decreased book value per common share by $0.12.

Foreign Currency Exchange Risk

Foreign currency rate risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates. A 10% depreciation of the U.S. Dollar against other currencies under our outstanding contracts at September 30, 2006 and December 31, 2005, net of unrealized appreciation on our securities denominated in currencies other than the U.S. Dollar, would have resulted in unrealized losses of approximately $0.6 million and $7.7 million, respectively, and would have decreased book value per common share by approximately $0.01 and $0.11, respectively. Based on historical observations, there is a low probability that all foreign currency exchange rates would shift against the U.S. Dollar in the same direction and at the same time and, accordingly, the actual effect of foreign currency rate movements may differ materially from the amounts set forth above. For further discussion on foreign exchange activity, please refer to “—Results of Operations.”

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

•            accuracy of those estimates and judgments utilized in the preparation of our financial statements, including those related to revenue recognition, insurance and other reserves, reinsurance recoverables, investment valuations, intangible assets, bad debts, income taxes, contingencies and litigation, and any determination to use the deposit method of accounting, which for a relatively new insurance and reinsurance company, like our company, are even more difficult to make than those made in a mature company since limited historical information has been reported to us through September 30, 2006;

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

Other Financial Information

The interim financial information included in this Quarterly Report on Form 10-Q as of and for the three and nine months ended September 30, 2006 has not been audited by PricewaterhouseCoopers LLP. In reviewing such information, PricewaterhouseCoopers LLP has applied limited procedures in accordance with professional standards for reviews of interim financial information. However, their separate report included in this Quarterly Report on Form 10-Q for the 2006 third quarter states that they did not audit and they do not express an opinion on that interim financial information. Accordingly, you should restrict your reliance on their reports on such information. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their reports on the interim financial information because such reports do not constitute “reports” or “parts” of the registration statements prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act of 1933.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

We, in common with the insurance industry in general, are subject to litigation and arbitration in the normal course of our business. As of September 30, 2006, we were not a party to any material litigation or arbitration other than as a part of the ordinary course of business, none of which is expected by management to have a significant adverse effect on our results of operations and financial condition and liquidity.

In 2003, the former owners of American Independent Insurance Holding Company (“American Independent”) commenced an action against ACGL, American Independent and certain of American Independent’s directors and officers and others seeking unspecified damages relating to the reorganization agreement pursuant to which we acquired American Independent in 2001. The reorganization agreement provided that, as part of the consideration for the stock of American Independent, the former owners would have the right to receive a limited, contingent payment from the proceeds, if any, from certain pre-existing lawsuits that American Independent had brought as plaintiff prior to its acquisition by us. The former owners alleged, among other things, that the defendants entered into the agreement without intending to honor their commitments under the agreement and are liable for securities and common law fraud and breach of contract. In December 2004, we sold American Independent, PSIC and affiliated entities, which conducted our nonstandard automobile insurance operations, to a third party. Under the terms of the sale agreement, ACGL and certain of its affiliates retained the liabilities (if any) relating to the foregoing matters. ACGL and the other defendants filed a motion to dismiss all claims. That motion was granted on March 23, 2005, and the plaintiffs were allowed until April 15, 2005 to amend their complaint. Although they did attempt to amend the complaint, they did not timely and properly do so, and, on April 26, 2005, judgment was entered dismissing the action with prejudice. The plaintiffs thereafter moved to vacate the judgment and to allow retroactively the filing of their second amended complaint; that motion was granted. The plaintiffs filed a new pleading in October 2005. ACGL and the other defendants again moved to dismiss all claims, and those motions were granted in an Opinion and Order dated September 20, 2006, in which the court dismissed all counts of the second amended complaint with prejudice. Although it is possible that plaintiffs may appeal this Order, management does not believe that any of the plaintiffs’ claims are meritorious.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes ACGL’s purchases of its common shares for the 2006 third quarter:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plan or Programs
7/1/2006-7/31/2006	—	—	—	—
8/1/2006-8/31/2006	1,957	$60.44	—	—
9/1/2006-9/30/2006	8,038	$62.52	—	—
Total	9,995	$62.11	—	—

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

During the 2006 third quarter, the Audit Committee approved engagements of PricewaterhouseCoopers LLP for the following permitted non-audit services: tax services, tax consulting and tax compliance.

Item 6.  Exhibits

Exhibit No.	Description

10.1	Amendment, dated September 18, 2006, to the Employment Agreement, dated as of April 6, 2004, between ACGL and Paul B. Ingrey

10.2	Stock Option Agreement, dated as of February 23, 2006, substantially in the form signed by ACGL and each of Constantine Iordanou, John D. Vollaro, Marc Grandisson and Ralph E. Jones III

10.3	Stock Option Agreement, dated as of February 23, 2006, substantially in the form signed by ACGL and each of W. Preston Hutchings and Louis T. Petrillo

10.4	Restricted Share Agreement, dated as of February 23, 2006, substantially in the form signed by ACGL and each of Constantine Iordanou, John D. Vollaro and Marc Grandisson

10.5	Restricted Share Agreement, dated as of February 23, 2006, substantially in the form signed by ACGL and each of W. Preston Hutchings and Louis T. Petrillo

10.6	Restricted Share Unit Agreement, dated as of February 23, 2006, signed by ACGL and Ralph E. Jones III

15	Accountants’ Awareness Letter (regarding unaudited interim financial information)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCH CAPITAL GROUP LTD.
(REGISTRANT)

/s/ Constantine Iordanou
Date: November 9, 2006	Constantine Iordanou
President and Chief Executive Officer
(Principal Executive Officer) and Director

/s/ John D. Vollaro
Date: November 9, 2006	John D. Vollaro
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Amendment, dated September 18, 2006, to the Employment Agreement, dated as of April 6, 2004, between ACGL and Paul B. Ingrey

10.2	Stock Option Agreement, dated as of February 23, 2006, substantially in the form signed by ACGL and each of Constantine Iordanou, John D. Vollaro, Marc Grandisson and Ralph E. Jones III

10.3	Stock Option Agreement, dated as of February 23, 2006, substantially in the form signed by ACGL and each of W. Preston Hutchings and Louis T. Petrillo

10.4	Restricted Share Agreement, dated as of February 23, 2006, substantially in the form signed by ACGL and each of Constantine Iordanou, John D. Vollaro and Marc Grandisson

10.5	Restricted Share Agreement, dated as of February 23, 2006, substantially in the form signed by ACGL and each of W. Preston Hutchings and Louis T. Petrillo

10.6	Restricted Share Unit Agreement, dated as of February 23, 2006, signed by ACGL and Ralph E. Jones III

15	Accountants’ Awareness Letter (regarding unaudited interim financial information)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002