Form 10-K
period 2006-12-31
ARCH CAPITAL GROUP LTD.
filed 2007-03-01
CIK 947484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to_____

Commission File No. 0-26456

ARCH CAPITAL GROUP LTD.

(Exact name of registrant as specified in its charter)

Bermuda	Not applicable
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Wessex House, 45 Reid Street
Hamilton HM 12, Bermuda	(441) 278-9250
(Address of principal executive offices)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of each Exchange on which Registered
Common Shares, $0.01 par value per share	NASDAQ Stock Market (Common Shares)
8.000% Non-Cumulative Preferred Shares, Series A,	New York Stock Exchange
$0.01 par value per share
7.875% Non-Cumulative Preferred Shares, Series B, $0.01 par value per share

Securities registered pursuant to Section 12(g) of the Exchange Act:

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes   ☒  No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐     No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer   ☒  Accelerated Filer   ☐  Non-accelerated Filer   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐     No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the closing price as reported by the NASDAQ Stock Market as of the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $2.92 billion.

As of February 21, 2007, there were 74,360,307 of the registrant’s common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Part III and Part IV incorporate by reference our definitive proxy statement for the 2007 annual meeting of shareholders to be filed with the Securities and Exchange Commission before April 30, 2007.

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

•       accuracy of those estimates and judgments utilized in the preparation of our financial statements, including those related to revenue recognition, insurance and other reserves, reinsurance recoverables, investment valuations, intangible assets, bad debts, income taxes, contingencies and litigation, and any determination to use the deposit method of accounting, which for a relatively new insurance and reinsurance company, like our company, are even more difficult to make than those made in a mature company since limited historical information has been reported to us through December 31, 2006;

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

OUR COMPANY

General

Arch Capital Group Ltd. (“ACGL” and, together with its subsidiaries, the “Company,” “we,” or “us”) is a Bermuda public limited liability company with approximately $3.9 billion in capital at December 31, 2006 and, through operations in Bermuda, the United States, Europe and Canada, writes insurance and reinsurance on a worldwide basis. While we are positioned to provide a full range of property and casualty insurance and reinsurance lines, we focus on writing specialty lines of insurance and reinsurance.

We launched an underwriting initiative in October 2001 to meet current and future demand in the global insurance and reinsurance markets. Since that time, we have attracted a proven management team with extensive industry experience and enhanced our existing global underwriting platform for our insurance and reinsurance businesses. It is our belief that our underwriting platform, our experienced management team and our strong capital base that is unencumbered by significant pre-2002 risks have enabled us to establish a strong presence in the insurance and reinsurance markets. For the year ended December 31, 2006, our fifth full year of operation, we wrote $3.02 billion of net premiums, reported net income available to common shareholders of $692.6 million and earned a return on average equity of 24.1%. Diluted book value per share increased by 30% to $43.97 at December 31, 2006 from $33.82 per share at December 31, 2005.

Since late 2001, we have raised additional capital in support of the underwriting activities of our insurance and reinsurance operations. In October 2001, the commencement of our underwriting initiatives included an equity capital infusion of $763.2 million led by funds affiliated with Warburg Pincus LLC (“Warburg Pincus funds”) and Hellman & Friedman LLC (“Hellman & Friedman funds”). In April 2002, we completed a public offering of 7,475,000 of our common shares and received net proceeds of $179.2 million and, in September 2002, we received net proceeds of $74.3 million from the exercise of class A warrants by our principal shareholders and other investors. In March 2004, we completed a public offering of 4,688,750 of our common shares and received net proceeds of $179.3 million. In May 2004, we completed the public offering of $300 million principal amount of our 7.35% senior notes due May 2034 and received net proceeds of $296.4 million, of which $200 million of the net proceeds was used to repay all amounts outstanding under our existing credit facility. In February 2006, we issued in a public offering $200.0 million of our 8.00% series A non-cumulative preferred shares with a liquidation preference of $25.00 per share and received net proceeds of $193.5 million. In May 2006, we issued in a public offering $125.0 million of our 7.875% series B non-cumulative preferred shares with a liquidation preference of $25.00 per share and received net proceeds of $120.9 million. The net proceeds of the offerings were used to support the underwriting activities of our insurance and reinsurance subsidiaries.

ACGL’s registered office is located at Clarendon House, 2 Church Street, Hamilton HM 11, Bermuda (telephone number: (441) 295-1422), and its principal executive offices are located at Wessex House, 45 Reid Street, Hamilton HM 12, Bermuda (telephone number: (441) 278-9250). ACGL makes available free of charge through its website, located at http://www.archcapgroup.bm, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). The public may read and copy any materials ACGL files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling 1-800-SEC-0330. The

SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (such as ACGL) and the address of that site is http://www.sec.gov.

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

The development of our underwriting platform included the following steps: (1) after the completion of the Folksamerica asset sale, we retained our U.S.-licensed reinsurer, Arch Re U.S., and Arch Excess & Surplus Insurance Company (“Arch E&S”), currently an approved excess and surplus lines insurer in 46 states and the District of Columbia and an admitted insurer in one state; (2) in May 2001, we formed Arch Reinsurance Ltd. (“Arch Re Bermuda”), our Bermuda-based reinsurance and insurance subsidiary; (3) in June 2001, we acquired Arch Risk Transfer Services Ltd., which included Arch Insurance Company (“Arch Insurance”), currently an admitted insurer in 50 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands and rent-a-captive and other facilities that provide insurance and alternative risk transfer services; (4) in February 2002, we acquired Arch Specialty Insurance Company (“Arch Specialty”), currently an approved excess and surplus lines insurer in 49 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands and an admitted insurer in one state; (5) in June 2003, we acquired Western Diversified Casualty Insurance Company (“Western Diversified”), an admitted insurer in 48 states and the District of Columbia; (6) in May 2004, our London-based subsidiary, Arch Insurance Company (Europe)

Limited (“Arch-Europe”), was approved by the Financial Services Authority in the U.K. to commence insurance underwriting activities and began writing a range of specialty commercial lines in Europe and the U.K. during the 2004 third quarter; (7) in January 2005, Arch Insurance received its federal license to commence underwriting in Canada and began writing business in the first quarter of 2005; and (8) in November 2006, Arch Reinsurance Ltd., Hamilton (Bermuda), European Branch Zurich (“Arch Re Swiss Branch”), the Swiss branch of Arch Re Bermuda, was registered with the commercial register of the Canton of Zurich to commence reinsurance underwriting activities in Switzerland. All liabilities arising out of the business of Arch Specialty and Western Diversified prior to the closing of our acquisitions of such companies were reinsured and guaranteed by the respective sellers, Sentry Insurance a Mutual Company (“Sentry”) and Protective Life Corporation and certain of its affiliates.

In addition, during the 2004 fourth quarter, we completed the sale of two operating units which were not part of our core insurance and reinsurance operations. In October 2004, we sold Hales & Company Inc., our merchant banking operations. In December 2004, we sold American Independent Insurance Holding Company, Inc. (“American Independent”), The Personal Service Insurance Co. (“PSIC”) and affiliated entities, which conducted our non-standard automobile insurance operations. During specified periods, our reinsurance group will continue to provide reinsurance to American Independent and PSIC.

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

Operations

We classify our businesses into two underwriting segments, insurance and reinsurance. For an analysis of our underwriting results by segment, see note 3, “Segment Information,” of the notes accompanying our consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our Insurance Operations

Our insurance operations are conducted in Bermuda, the United States, Europe and Canada. Our insurance operations in Bermuda are conducted through Arch Insurance (Bermuda), a division of Arch Re Bermuda, which has an office in Hamilton, Bermuda. In the U.S., our insurance group’s principal insurance subsidiaries are Arch Insurance, Arch E&S and Arch Specialty. The headquarters for our insurance group’s U.S. operations is located in New York City. There are additional offices throughout the U.S., including principal offices located in: Atlanta, Georgia; Chicago, Illinois; New York, New York; San Francisco, California; and St. Paul, Minnesota. Arch Insurance has a branch office in Toronto, Canada, which began writing business in the first quarter of 2005. Our insurance group’s European operations are conducted through Arch-Europe, based in London, which became operational during the 2004 third quarter. Arch-Europe also has offices in Germany. As of February 15, 2007, our insurance group had approximately 950 employees.

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

•       Utilize a Brokerage Distribution System. Our insurance group believes that by utilizing a brokerage distribution system, consisting of select regional and wholesale brokers, it can efficiently access a broad customer base while maintaining underwriting control and discipline.

Our insurance group writes business on both an admitted and non-admitted basis. Our insurance group focuses on the following areas:

•       Casualty. Our insurance group’s casualty unit writes casualty business on both a primary and excess basis for commercial clients including primary residential contractors insurance and railroad insurance.

•       Professional Liability. Our insurance group’s professional liability unit has the following principal areas of focus: (1) large law and accounting firms and professional programs; (2) miscellaneous professional liability, including coverages for consultants, systems integrations, wholesalers, captive agents and managing general agents; and (3) travel and accident insurance.

•       Programs. Our insurance group’s programs unit targets program managers with unique expertise and niche products offering general liability, commercial automobile, inland marine and non-catastrophe-exposed property business. This unit offers primarily package policies, underwriting workers’ compensation and umbrella liability business in support of desirable package programs.

•       Property, Marine and Aviation. Our insurance group’s property unit provides property, technical risk, energy, aviation and marine insurance coverages for commercial clients, including catastrophe-exposed property coverage.

•       Construction and Surety. Our insurance group’s construction and surety unit provides primary and excess casualty coverages to middle and large accounts in the construction industry and contract surety coverages, including contract bonds (payment and performance bonds) for mid-size and large contractors and specialty contract bonds for homebuilders and developers. This unit also provides coverage for environmental and design professionals, including policies for architectural and engineering firms and construction projects, pollution legal liability coverage for fixed sites, and alternative markets business, including corporate risk programs.

•       Executive Assurance. Our insurance group’s executive assurance unit focuses on directors’ and officers’ liability insurance coverages for corporate and financial institution clients. This unit also writes financial institution errors and omissions coverages, employment practices liability insurance, pension trust errors and omissions insurance and fidelity bonds.

•       Healthcare. Our insurance group’s healthcare unit provides medical professional and general liability insurance for the healthcare industry including excess professional liability programs for large, integrated hospital systems, outpatient facilities, clinics and long-term care facilities.

•       Other. The “other” category is primarily comprised of collateral protection business. The “other” category also included our insurance group’s non-standard automobile insurance operations until such operations were sold in the 2004 fourth quarter.

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

•       underwriting authority and appropriate approvals; and

•       collaborative decision-making.

Premiums Written and Geographic Distribution.   Set forth below is summary information regarding net premiums written for our insurance group:

	Years Ended December 31,
	2006		2005		2004
	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(U.S. dollars in thousands)
Net premiums written
Property, marine and aviation	$320,928	19.4	$228,642	15.4	$178,654	12.8
Professional liability	289,328	17.5	227,828	15.4	176,788	12.7
Construction and surety	274,460	16.6	233,133	15.7	199,659	14.3
Programs	225,653	13.7	232,156	15.7	284,911	20.5
Casualty	220,244	13.3	271,788	18.4	289,816	20.9
Executive assurance	193,694	11.8	169,430	11.4	128,224	9.2
Healthcare	68,026	4.1	70,928	4.8	62,885	4.5
Other	59,723	3.6	47,395	3.2	71,047	5.1
Total	$1,652,056	100.0	$1,481,300	100.0	$1,391,984	100.0
Net premiums written by client location
United States	$1,340,792	81.2	$1,293,938	87.4	$1,330,165	95.6
Europe	182,815	11.0	107,283	7.2	29,397	2.1
Other	128,449	7.8	80,079	5.4	32,422	2.3
Total	$1,652,056	100.0	$1,481,300	100.0	$1,391,984	100.0

Marketing.   Our insurance group’s products are marketed principally through a group of licensed independent brokers and wholesalers. Clients (insureds) are referred to our insurance group through a large number of international, national and regional brokers, acting as their agents, and captive managers who receive from the insured or ceding company a set fee or brokerage commission usually equal to a percentage of gross premiums. In the past, our insurance group had also entered into contingent commission arrangements with some intermediaries that provide for the payment of additional commissions based on volume or profitability of business. In general, our insurance group has no implied or explicit commitments to accept business from any particular broker and, neither brokers nor any other third party has the authority to bind our insurance group, except in the case where underwriting authority may be delegated contractually to selected program administrators. Such administrators are subject to a due diligence financial and operational review prior to any such delegation of authority and ongoing reviews and audits are carried out as deemed necessary by our insurance group to assure the continuing integrity of underwriting and related business operations. See “Risk Factors—Risks Relating to Our Company—We could be materially adversely affected to the extent that managing general agents, general agents and other producers in our program business exceed their underwriting authorities or otherwise breach obligations owed to us.” For information on major brokers, see note 11, “Commitments and Contingencies—Concentrations of Credit Risk,” of the notes accompanying our consolidated financial statements.

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

For catastrophe exposed insurance business, our insurance group seeks to limit the amount of exposure it assumes to catastrophic losses through a combination of managing aggregate limits, underwriting guidelines and reinsurance. For a discussion of our risk management policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Ceded Reinsurance” and “Risk Factors—Risks Relating to Our Industry—The failure of any of the loss limitation methods we employ could have a material adverse effect on our financial condition or results of operations.”

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

Our Reinsurance Operations

Our reinsurance operations are conducted on a worldwide basis through our reinsurance subsidiaries, Arch Re Bermuda and Arch Re U.S. Arch Re Bermuda has offices in Bermuda, as well as a branch office in Zurich, Switzerland. Arch Re U.S. operates out of its office in Morristown, New Jersey. As of February 15, 2007, our reinsurance group had approximately 110 employees.

Strategy.   Our reinsurance group’s strategy is to capitalize on our financial capacity, experienced management and operational flexibility to offer multiple products through our Bermuda-, U.S.- and Switzerland-based operations. The reinsurance group’s operating principles are to:

•       Actively Select and Manage Risks.   Our reinsurance group only underwrites business that meets certain profitability criteria, and it emphasizes disciplined underwriting over premium growth. To this end, our reinsurance group maintains centralized control over reinsurance underwriting guidelines and authorities.

•       Maintain Flexibility and Respond to Changing Market Conditions.   Our reinsurance group’s organizational structure and philosophy allows it to take advantage of increases or changes in demand or favorable pricing trends. Our reinsurance group believes that its existing Bermuda-, U.S.- and Switzerland-based platform, broad underwriting expertise and substantial capital facilitates adjustments to its mix of business geographically and by line and type of coverage. Our reinsurance group believes that this flexibility allows it to participate in those market opportunities that provide the greatest potential for underwriting profitability.

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

Our reinsurance group generally seeks to write significant lines on less commoditized classes of coverage, such as specialty property and casualty reinsurance treaties. However, with respect to other classes of coverage, such as property catastrophe and casualty clash, our reinsurance group participates in a relatively large number of treaties and assumes smaller lines where it believes that it can underwrite and process the business efficiently.

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

•       Other Specialty.   Our reinsurance group writes other specialty lines, including non-standard automobile, surety, accident and health, trade credit and political risk.

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

•       Other.   Our reinsurance group also writes non-traditional business, which is intended to provide insurers with risk management solutions that complement traditional reinsurance, and casualty clash business.

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

•       projections of future loss frequency and severity; and

•       the perceived financial strength of the cedent.

Premiums Written and Geographic Distribution.   Set forth below is summary information regarding net premiums written for our reinsurance group:

	Years Ended December 31,
	2006		2005		2004
	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(U.S. dollars in thousands)
Net premiums written
Casualty(1)	$591,219	43.3	$753,829	45.5	$828,672	52.2
Property excluding property catastrophe	297,080	21.8	339,643	20.5	281,317	17.7
Other specialty	218,157	16.0	251,519	15.2	243,474	15.3
Property catastrophe	146,751	10.7	162,519	9.8	103,372	6.5
Marine and aviation	109,865	8.0	108,981	6.6	89,156	5.6
Other	2,290	0.2	40,981	2.4	42,057	2.7
Total	$1,365,362	100.0	$1,657,472	100.0	$1,588,048	100.0
Net premiums written by client location
United States	$770,309	56.4	$898,980	54.2	$943,972	59.4
Europe	368,332	27.0	437,663	26.4	350,263	22.1
Bermuda	132,618	9.7	188,321	11.4	136,566	8.6
Other	94,103	6.9	132,508	8.0	157,247	9.9
Total	$1,365,362	100.0	$1,657,472	100.0	$1,588,048	100.0

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

Risk Management and Retrocession.   Our reinsurance group currently purchases retrocessional coverage as part of their risk management program. They also participate in “common account” retrocessional arrangements for certain treaties. Such arrangements reduce the effect of individual or aggregate losses to all companies participating in such treaties, including the reinsurers. Arch Re Bermuda, our Bermuda-based reinsurer, entered into a quota share reinsurance treaty (“Flatiron Treaty”) with Flatiron Re Ltd., a newly-formed Bermuda reinsurance company, pursuant to which Flatiron Re Ltd. is assuming a 45% quota share of certain lines of property and marine business underwritten by Arch Re Bermuda for unaffiliated third parties for the 2006 and 2007 underwriting years (January 1, 2006 to December 31, 2007). Effective June 28, 2006, the parties amended the Flatiron Treaty to increase the percentage ceded to Flatiron Re Ltd. from 45% to 70% of all covered business bound by Arch Re Bermuda from (and including) June 28, 2006 until (and including) August 15, 2006 provided such business did not incept beyond September 30, 2006. The ceding percentage for all business bound outside of this period will continue to be 45%, subject to adjustment as provided under the Treaty. For the year ended December 31, 2006, Arch Re Bermuda ceded $273.2 million of premiums written to Flatiron Re Ltd. ($157.4 million on an earned basis) under the Flatiron Treaty. Our reinsurance group will continue to evaluate its retrocessional requirements. See note 4, “Reinsurance,” of the notes accompanying our consolidated financial statements.

For catastrophe exposed reinsurance business, our reinsurance group seeks to limit the amount of exposure it assumes from any one reinsured and the amount of the aggregate exposure to catastrophe losses in any one geographic zone. For a discussion of our risk management policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Ceded Reinsurance” and “Risk Factors—Risks Relating to Our Industry—The failure of any of the loss limitation methods we employ could have a material adverse effect on our financial condition or results of operations.”

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

Employees

As of February 15, 2007, ACGL and its subsidiaries employed approximately 1,100 full-time employees.

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

The following table represents the development of loss reserves as determined under accounting principles generally accepted in the United States of America (“GAAP”) for the years ended December 31, 1996 through 2006. This table does not present accident or policy year development data. Results for the years ended December 31, 1996 to 2000 relate to our prior reinsurance operations, which were sold on May 5, 2000 to Folksamerica. With respect to the year ended December 31, 2000, no reserves are reported in the table below because all reserves for business written through May 5, 2000 were assumed by Folksamerica in the May 5, 2000 asset sale, and we did not write or assume any business during 2000 subsequent to the asset sale. Activity subsequent to 2000 relates to acquisitions made by us and our underwriting initiatives that commenced in October 2001.

The top line of the table shows the reserves, net of reinsurance recoverables, at the balance sheet date for each of the indicated years. This represents the estimated amounts of net losses and loss adjustment expenses arising in all prior years that are unpaid at the balance sheet date, including incurred but not reported (“IBNR”) reserves. The table also shows the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years. The “cumulative redundancy (deficiency)” represents the aggregate change in the estimates over all prior years. The table also shows the cumulative amounts paid as of successive years with respect to that reserve liability. In addition, the table reflects the claim development of the gross balance sheet reserves for the years ended December 31, 1996 through 2006. With respect to the information in the table, it should be noted that each amount includes the effects of all changes in amounts for prior periods.

Development of GAAP Reserves
Cumulative Redundancy (Deficiency)

	Years Ended December 31,
	1996	1997	1998	1999	2000	2001	2002	2003 (a)	2004	2005	2006
	(U.S. dollars in millions)
Reserve for losses and loss adjustment expenses, net of reinsurance recoverables	$20	$71	$186	$309	—	$21	$381	$1,543	$2,875	$4,063	$4,911
Cumulative net paid losses as of:
One year later	9	19	88	311	—	15	82	278	449	745
Two years later	10	33	216	311	—	19	141	437	811
Three years later	12	64	216	311	—	24	172	596
Four years later	18	64	216	311	—	26	204
Five years later	18	64	216	311	—	26
Six years later	18	64	216	311	—
Seven years later	18	64	216	311
Eight years later	18	64	216
Nine years later	18	64
Ten years later	18
Net re-estimated reserve as of:
One year later	20	68	216	311	—	25	340	1,444	2,756	3,986
Two years later	19	65	216	311	—	25	335	1,353	2,614
Three years later	18	64	216	311	—	27	335	1,259
Four years later	18	64	216	311	—	27	312
Five years later	18	64	216	311	—	28
Six years later	18	64	216	311	—
Seven years later	18	64	216	311
Eight years later	18	64	216
Nine years later	18	64
Ten years later	18
Cumulative net redundancy (deficiency)	$2	$7	($30)	($2)	—	($7)	$69	$283	$261	$77
Cumulative net redundancy (deficiency) as a percentage of net reserves	10.0	8.5	(16.1)	(1.0)	—	(31.6)	18.0	18.4	9.1	1.9
Gross reserve for losses and loss adjustment expenses	$20	$71	$216	$365	—	$111	$592	$1,912	$3,493	$5,453	$6,463
Reinsurance recoverable	—	—	(30)	(56)	—	(90)	(211)	(369)	(618)	(1,390)	(1,552)
Net reserve for losses and loss adjustment expenses	20	71	186	309	—	21	381	1,543	2,875	4,063	$4,911
Gross re-estimated reserve	18	64	246	367	—	187	563	1,590	3,198	5,481
Re-estimated reinsurance recoverable	—	—	(30)	(56)	—	(159)	(250)	(330)	(584)	(1,495)
Net re-estimated reserve	18	64	216	311	—	28	313	1,260	2,614	3,986
Gross re-estimated redundancy (deficiency)	$2	$7	($30)	($2)	—	($76)	$29	$322	$295	($28)

(a)              Paid amounts include $21.9 million of reserves related to our non-standard automobile business that was sold in 2004 (see “—Our History”).

The following table represents an analysis of losses and loss adjustment expenses and a reconciliation of the beginning and ending reserve for losses and loss adjustment expenses.

	Years Ended December 31,
	2006	2005	2004
	(U.S. dollars in thousands)
Reserve for losses and loss adjustment expenses at beginning of year	$5,452,826	$3,492,759	$1,911,596
Unpaid losses and loss adjustment expenses recoverable	1,389,768	617,607	369,080
Net reserve for losses and loss adjustment expenses at beginning of year	4,063,058	2,875,152	1,542,516
Increase (decrease) in net losses and loss adjustment expenses incurred relating to losses occurring in:
Current year	1,867,344	2,120,962	1,975,312
Prior years	(76,795)	(119,013)	(98,707)
Total net incurred losses and loss adjustment expenses	1,790,549	2,001,949	1,876,605
Net losses and loss adjustment expense reserves of acquired (sold) companies	—	—	(21,944)
Exchange rate effects	47,711	(55,854)	39,930
Less net losses and loss adjustment expenses paid relating to losses occurring in:
Current year	245,856	308,954	314,545
Prior years	744,578	449,235	247,410
Total net paid losses and loss adjustment expenses	990,434	758,189	561,955
Net reserve for losses and loss adjustment expenses at end of year	4,910,884	4,063,058	2,875,152
Unpaid losses and loss adjustment expenses recoverable	1,552,157	1,389,768	617,607
Reserve for losses and loss adjustment expenses at end of year	$6,463,041	$5,452,826	$3,492,759

Our reserving method to date has to a large extent been the expected loss method, which is commonly applied when limited loss experience exists. We select the initial expected loss and loss adjustment expense ratios based on information derived by our underwriters and actuaries during the initial pricing of the business, supplemented by industry data where appropriate. These ratios consider, among other things, rate changes and changes in terms and conditions that have been observed in the market. Any estimates and assumptions made as part of the reserving process could prove to be inaccurate due to several factors, including the fact that limited historical information has been reported to us through December 31, 2006. As actual loss information is reported to us and we develop our own loss experience, we will give more emphasis to other actuarial techniques.

During 2006, on a gross basis, we recorded a deficiency on reserves recorded in prior years of approximately $28.3 million while, on a net basis, we recorded a redundancy on reserves recorded in prior years of approximately $76.8 million. The gross deficiency primarily resulted from adverse development on the 2005 catastrophic events while, on a net basis, a significant portion of the adverse development was covered by reinsurance. The net favorable development consisted of $68.5 million from the reinsurance segment and $8.3 million from the insurance segment. Of the net favorable development in the reinsurance segment, $37.1 million came from short-tail lines, and $31.4 million came from longer-tail lines. The development resulted from better than anticipated loss emergence and was net of $38.1 million of adverse development on the 2005 catastrophic events, primarily in short-tail lines. The net favorable development was partially offset by an increase in acquisition expenses of $7.8 million, primarily as a result of the commutation of certain treaties. In addition, in its reserving process in 2002 and 2003, the reinsurance segment recognized that there is a possibility that the assumptions made could prove to be inaccurate due to several factors primarily related to the start up nature of its operations. Due to the availability of additional data, and based on reserve analyses, it was determined that it was no longer necessary to continue to include such factors. Following reserve reviews, and based on the level of claims activity reported to date, the reinsurance segment reduced the amount of reserves it had recorded in 2002 and 2003 by $7.7 million in 2006. Except as discussed above, the estimated favorable development in the reinsurance segment’s prior year reserves did not reflect any significant changes in the key assumptions it made to estimate these reserves at December 31, 2005. The insurance segment’s net favorable development of $8.3 million was primarily due to reductions in reserves in certain medium-tailed and long-tailed lines of business, in particular for those lines of business written on a claims-made basis and for which it now has a reasonable level of credible data, partially offset by adverse development of $44.0 million from short-tail lines which included $30.8 million of adverse development on the 2005 catastrophic events.

During 2005, on a gross and net basis, we recorded a redundancy on reserves recorded in prior years of approximately $113.9 million and $119.0 million, respectively. The net favorable development consisted of $91.2 million from the reinsurance segment and $27.8 million from the insurance segment. Of the net favorable development in the reinsurance segment, $85.3 million was primarily due to short-tail lines, mainly property, and resulted from better than anticipated loss emergence. Such amount was partially offset by an increase in acquisition expenses of $9.0 million, primarily as a result of the commutation of certain treaties. As noted above, in its reserving process in 2002 and 2003, the reinsurance segment recognized that there is a possibility that the assumptions made could prove to be inaccurate due to several factors primarily related to the start up nature of its operations. Following reserve reviews, and based on the level of claims activity reported to date, the reinsurance segment reduced the amount of reserves it had recorded in 2002 and 2003 by $12.1 million in 2005. Except as discussed above, the estimated favorable development in the reinsurance segment’s prior year reserves did not reflect any significant changes in the key assumptions it made to estimate these reserves at December 31, 2004. Prior to 2005, the insurance segment’s reserving method relied heavily on industry data. In 2005, the insurance segment began to give a relatively small amount of weight to its own experience. The insurance segment’s net favorable development of $27.8 million was primarily due to reductions in reserves in certain medium-tailed and long-tailed lines of business, in particular for those lines of business written on a claims-made basis and for which it now has a reasonable level of credible data.

During 2004, on a gross and net basis, we recorded a redundancy on reserves recorded in prior years of approximately $98.5 million and $98.7 million, respectively. The net favorable development consisted of $85.3 million from our reinsurance segment and $13.4 million from our insurance segment. Of the net favorable development in the reinsurance segment, $74.1 million was due to short-tail lines and primarily resulted from better than anticipated loss emergence. Such amount was partially offset by an increase in acquisition expenses of $21.7 million, primarily as a result of the commutation of certain treaties. As noted above, in its reserving process in 2002 and 2003, the reinsurance segment recognized that there is a possibility that the assumptions made could prove to be inaccurate due to several factors primarily related to the start up nature of its operations. Following a reserve review in the 2004 fourth quarter, and based on the level of claims activity reported to date, the reinsurance segment reduced the amount of reserves it had recorded in 2002 and 2003 by $7.3 million. Except as discussed above, the estimated favorable development in the reinsurance segment’s prior year reserves did not reflect any significant changes in the key assumptions we made to estimate these reserves at December 31, 2003. The insurance segment’s $13.4 million of net favorable development was primarily due to the fact that both the frequency and severity of reported losses were less than the levels anticipated for property and other short-tail business at December 31, 2003. Such amounts were partially offset by $8.8 million of estimated adverse development in program business during 2004.

We are subject to credit risk with respect to our reinsurance and retrocessions because the ceding of risk to reinsurers and retrocessionaires does not relieve us of our liability to the clients or companies we insure or reinsure. Our failure to establish adequate reinsurance or retrocessional arrangements or the failure of our existing reinsurance or retrocessional arrangements to protect us from overly concentrated risk exposure could adversely affect our financial condition and results of operations. Although we monitor the financial condition of our reinsurers and retrocessionaires and attempt to place coverages only with substantial, financially sound carriers, we may not be successful in doing so. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Collection of Insurance-Related Balances and Provision for Doubtful Accounts.”

Investments

At December 31, 2006, consolidated cash and invested assets totaled approximately $9.32 billion, consisting of $1.27 billion of cash and short-term investments, $7.74 billion of fixed maturities and fixed maturities pledged under securities lending agreements and $307.1 million of other investments. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investments.”

The following table summarizes the fair value of our cash and invested assets at December 31, 2006 and 2005:

	December 31,
	2006		2005
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(U.S. dollars in thousands)
Cash and short-term investments(1)	$1,274,715	13.7	$905,464	12.7
Fixed maturities and fixed maturities pledged under securities lending agreements(1):
U.S. government and government agencies	1,922,511	20.6	2,106,866	29.6
Corporate bonds	1,504,989	16.2	1,595,559	22.4
Mortgage backed securities	1,183,805	12.7	376,793	5.3
Asset backed securities	907,829	9.7	591,401	8.3
Commercial mortgage backed securities	868,586	9.3	469,984	6.6
Municipal bonds	815,204	8.8	623,822	8.8
Non-U.S. government securities	534,427	5.7	379,328	5.3
Sub-total	7,737,351	83.0	6,143,753	86.3
Other investments	307,082	3.3	70,233	1.0
Total cash and invested assets(1)(2)	$9,319,148	100.0	$7,119,450	100.0

(1)          In our securities lending transactions, we receive collateral in excess of the fair value of the fixed maturities and short-term investments pledged under securities lending agreements. For purposes of this table, we have excluded $891.4 million and $893.4 million, respectively, of collateral received which is reflected as “short-term investment of funds received under securities lending agreements, at fair value” and included $860.8 million and $863.9 million, respectively, of “fixed maturities and short-term investments pledged under securities lending agreements, at fair value” at December 31, 2006 and 2005.

(2)          Includes certain securities transactions entered into but not settled at the balance sheet date. Net of such amounts, total cash and investments were approximately $9.09 billion at December 31, 2006 and $7.11 billion at December 31, 2005.

Our current investment guidelines and approach stress preservation of capital, market liquidity and diversification of risk. Our investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities. At December 31, 2006 and 2005, approximately 98% of our fixed maturities and fixed maturities pledged under securities lending agreements were rated investment grade by Standard & Poor’s Rating Services (“Standard & Poor’s”). At December 31, 2006 and 2005, our fixed maturities, fixed maturities pledged under securities lending agreements and short-term investments had an average Standard & Poor’s quality rating of “AAA” and “AA+”, respectively, and an average effective duration of approximately 3.2 years and 3.3 years, respectively.

During the 2005 third quarter, we began a securities lending program under which certain of our fixed income portfolio securities are loaned to third parties, primarily major brokerage firms, for short periods of time through a lending agent. Such securities have been reclassified as “Fixed maturities and short-term investments pledged under securities lending agreements, at fair value.” We maintain control over the securities we lend, retain the earnings and cash flows associated with the loaned securities and receive a fee from the borrower for the temporary use of the securities. Collateral received, primarily in the form of cash, is required at a rate of 102% of the fair value of the loaned securities (or 104% of the fair value of the loaned securities when the collateral and loaned securities are denominated in non-U.S. currencies) including accrued investment income and is monitored and maintained by the lending agent. Such collateral is reinvested and is reflected as “Short-term investment of funds received under securities lending agreements, at fair value.” At December 31, 2006, the fair value and amortized cost of fixed maturities and short-term investments pledged under securities lending agreements were $860.8 million and $854.8 million, respectively, while collateral received totaled $891.4 million at fair value and amortized cost. At December 31, 2005, the fair value and amortized cost of fixed maturities and short-term investments pledged under securities lending agreements were $863.9 million and $858.4 million, respectively, while collateral received totaled $893.4 million at fair value and amortized cost.

The credit quality distribution of our fixed maturities and fixed maturities pledged under securities lending agreements at December 31, 2006 and 2005 are shown below:

	December 31, 2006		December 31, 2005
Rating(1)	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(U.S. dollars in thousands)
AAA	$6,366,059	82.3	$4,692,579	76.4
AA	605,427	7.8	654,129	10.6
A	430,103	5.6	538,570	8.8
BBB	194,408	2.5	146,325	2.4
BB	32,572	0.4	24,472	0.4
B	64,636	0.8	53,178	0.9
Lower than B	11,149	0.2	7,388	0.1
Not rated	32,997	0.4	27,112	0.4
Total	$7,737,351	100.0	$6,143,753	100.0

(1)          Ratings as assigned by Standard & Poor’s.

For the years ended December 31, 2006 and 2005, set forth below is the pre-tax total return (before investment expenses) of our investment portfolio (including fixed maturities, short-term investments and fixed maturities and short-term investments pledged under securities lending agreements) compared to the benchmark return against which we measured our portfolio during the year. Our investment expenses were approximately 0.15% of average invested assets in 2006 and 2005.

	Arch Portfolio	Benchmark Return (1)
Pre-tax total return (before investment expenses):
Year ended December 31, 2006	5.24%	4.88%
Year ended December 31, 2005	2.09%	1.70%

(1)          The benchmark return is a weighted average of the benchmarks assigned to each of our investment managers. The benchmarks used vary based on the nature of the portfolios under management. In all but a few instances, the benchmarks used are Lehman indices.

Ratings

The Company’s ability to underwrite business is dependent upon the quality of its claims paying ability and financial strength ratings as evaluated by independent agencies. Such ratings from third party internationally recognized statistical rating organizations or agencies are instrumental in establishing the competitive positions of companies in our industry. The Company believes that the primary users of such ratings include commercial and investment banks, policyholders, brokers, ceding companies and investors. Insurance ratings are also used by insurance and reinsurance intermediaries as an important means of assessing the financial strength and quality of insurers and reinsurers, and have become an increasingly important factor in establishing the competitive position of insurance and reinsurance companies. These ratings are often an important factor in the decision by an insured or intermediary of whether to place business with a particular insurance or reinsurance provider. Periodically, rating agencies evaluate us to confirm that we continue to meet their criteria for the ratings assigned to us by them. A.M. Best Company maintains a letter scale rating system ranging from “A++” (Superior) to “F” (In Liquidation). Moody’s Investors Service maintains a letter scale rating from “Aaa” (Exceptional) to “NP” (Not Prime). Standard & Poor’s maintains a letter scale rating system ranging from “AAA” (Extremely Strong) to “R” (Under Regulatory Supervision). Our reinsurance subsidiaries, Arch Re U.S. and Arch Re Bermuda, and our principal insurance subsidiaries, Arch Insurance, Arch E&S, Arch Specialty and Arch-Europe, each currently has a financial strength rating of “A” (Excellent, the third highest out of fifteen rating levels) with a stable outlook from A.M. Best Company, “A2” (Good, the sixth highest out of 21 rating levels) with a stable outlook from Moody’s Investors Service and “A-” (Strong, the seventh highest out of 21 rating levels) with a positive outlook from Standard and Poor’s. Fitch Ratings has assigned a financial strength rating of “A” (Strong, the sixth highest out of 24 rating levels) with a stable outlook to Arch Re Bermuda. A.M. Best Company has assigned a financial strength rating of “NR-3” (Rating Procedure Inapplicable) to Western Diversified, which currently is not writing business, and Moody’s Investors Service and Standard & Poor’s did not rate Western Diversified.

ACGL has received counterparty (issuer) credit ratings of “BBB” (ninth highest out of 22 rating levels) with a positive outlook from Standard & Poor’s, “Baa1” (eighth highest out of 21 rating levels) with a stable outlook from Moody’s Investors Service and “A-” (eighth highest out of 23 rating levels) with a stable outlook from Fitch Ratings. A counterparty credit rating provides an opinion on an issuer’s overall capacity and willingness to meet its financial commitments as they become due, but is not specific to a particular financial obligation. ACGL’s senior debt was assigned a rating of “BBB” from Standard and Poors, “Baa1” from Moody’s Investors Service and “BBB+” from Fitch Ratings. ACGL’s series A non-cumulative preferred shares and series B non-cumulative preferred shares were both assigned a “BB+” rating by Standard & Poor’s, a “Baa3” by Moody’s Investors Service and a “BBB” rating by Fitch Ratings.

The objective of these ratings systems is to assist policyholders and to provide an opinion of an insurer’s or reinsurer’s financial strength and ability to meet ongoing obligations to its policyholders. The financial strength ratings assigned by rating agencies to insurance and reinsurance companies represent independent opinions of financial strength and ability to meet policyholder obligations and are not directed toward the protection of investors, nor are they recommendations to buy, hold or sell any securities. We can offer no assurances that our ratings will remain at their current levels, or that our security will be accepted by brokers and our insureds and reinsureds. A ratings downgrade or the potential for such a downgrade, or failure to obtain a necessary rating, could adversely affect both our relationships with agents, brokers, wholesalers and other distributors of our existing products and services and new sales of our products and services. In addition, under certain of the reinsurance agreements assumed by our reinsurance operations, upon the occurrence of a ratings downgrade or other specified triggering event with respect to our reinsurance operations, such as a reduction in surplus by specified amounts during specified periods, our ceding company clients may be provided with certain rights, including, among other things, the right to terminate the subject reinsurance agreement and/or to require that our reinsurance operations post additional collateral. In the event of a ratings downgrade or other triggering event, the exercise of such contract rights by our clients could have a material adverse effect on our financial condition and results of operations, as well as our ongoing business and operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

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

Regulation

U.S. Insurance Regulation

General.   In common with other insurers, our U.S.-based insurance subsidiaries are subject to extensive governmental regulation and supervision in the various states and jurisdictions in which they are domiciled and licensed and/or approved to conduct business. The laws and regulations of the state of domicile have the most significant impact on operations. This regulation and supervision is designed to protect policyholders rather than investors. Generally, regulatory authorities have broad regulatory powers over such matters as licenses, standards of solvency, premium rates, policy forms, marketing practices, claims practices, investments, security deposits, methods of accounting, form and content of financial statements, reserves and provisions for unearned premiums, unpaid losses and loss adjustment expenses, reinsurance, minimum capital and surplus requirements, dividends and other distributions to shareholders, periodic examinations and annual and other report filings. In addition, transactions among affiliates, including reinsurance agreements or arrangements, as well as certain third party transactions, require prior regulatory approval from, or prior notice to, the applicable regulator under certain circumstances. Certain insurance regulatory requirements are highlighted below. In addition, regulatory authorities conduct periodic financial, claims and market conduct examinations. Arch-Europe is also subject to certain governmental regulation and supervision in the various states where it has been approved as an excess and surplus lines insurer.

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

A primary insurer ordinarily will enter into a reinsurance agreement only if it can obtain credit for the reinsurance ceded on its U.S. statutory-basis financial statements. In general, credit for reinsurance is allowed in the following circumstances:

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

As of February 15, 2007: (1) Arch Re U.S. is licensed or is an accredited or otherwise approved reinsurer in 50 states and the District of Columbia; (2) Arch Insurance is licensed as an insurer in 50 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands; (3) Arch Specialty is licensed in one state and approved as an excess and surplus lines insurer in 49 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands; (4) Arch E&S is licensed in one state and approved as an excess and surplus lines insurer in 46 states and the District of Columbia; (5) Western Diversified is licensed as an insurer in 48 states and the District of Columbia; and (6) Arch-Europe is approved as an excess and surplus lines insurer in seven states. Arch Re Bermuda does not expect to become, licensed, accredited or so approved in any U.S. jurisdiction.

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

Insurance Regulatory Information System Ratios.   The National Association of Insurance Commissioners (“NAIC”) Insurance Regulatory Information System (“IRIS”) was developed by a committee of state insurance regulators and is intended primarily to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies 13 industry ratios (referred to as “IRIS ratios”) and specifies “usual values” for each ratio. Departure from the usual values of the IRIS ratios can lead to inquiries from individual state insurance commissioners as to certain aspects of an insurer’s business. For the year ended December 31, 2006, certain of our U.S.-based subsidiaries generated IRIS ratios that were outside of the usual values. To date, none of these subsidiaries has received any notice of regulatory review but there is no assurance that we may not be notified in the future.

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

Arch Specialty, which was previously domiciled in Wisconsin, entered into a Stipulation and Order (“Stipulation”) with the Wisconsin Office of the Commissioner of Insurance (“OCI”) in connection with ACGL’s acquisition of Arch Specialty in 2002. While the ratio of Arch Specialty’s total adjusted capital to authorized control level risk-based capital exceeded 200% at December 31, 2005, and thus was above the risk-based capital threshold that would require company action (the lowest level of corrective action), it was below the 275% ratio (the “275% RBC requirement”) required to be maintained, among other things, by Arch Specialty under the Stipulation. Following its receipt during 2006 of a capital contribution in the amount of $57.0 million provided by subsidiaries of ACGL, as of September 30, 2006, Arch Specialty was in compliance with the 275% RBC requirement under the Stipulation. Likewise, Western Diversified, a subsidiary of Arch Insurance which was also previously domiciled in Wisconsin, entered into a Stipulation with the Wisconsin OCI in connection with our acquisition of Western Diversified in 2003 whereby Western Diversified was required to maintain, among other things, the 275% RBC requirement. As of September 30, 2006, Western Diversified was in compliance with the 275% RBC requirement. On December 28, 2006, each of Arch Specialty and Western Diversified received approval to re-domesticate their state of domicile from Wisconsin to Nebraska. As part of the redomestication of such entities, the OCI rescinded the Stipulations, including the 275% RBC requirement, and the Nebraska Department of Insurance did not impose any similar stipulation or requirement.

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

Terrorism Risk Insurance Act of 2002.   On November 26, 2002, President Bush signed into law the Terrorism Risk Insurance Act of 2002, which was amended and extended by the Terrorism Risk Insurance Extension Act of 2005 (“TRIEA”) through December 31, 2007. TRIEA provides a federal backstop for insurance-related losses resulting from any act of terrorism carried out by foreign powers on U.S. soil or against U.S. air carriers, vessels or foreign missions. Under TRIEA, all U.S.-based property and casualty insurers are required to make terrorism insurance coverage available in specified commercial property and casualty insurance lines. Under TRIEA, the federal government will pay 90% and 85% in 2006 and 2007, respectively, of covered losses after an insurer’s losses exceed a deductible determined by a statutorily prescribed formula, up to a combined annual aggregate limit for the federal government and all insurers of $100 billion. If an act (or acts) of terrorism result in covered losses exceeding the $100 billion annual limit, insurers with losses exceeding their deductibles will not be responsible for additional losses. The deductible for each year is based on the insurer’s direct commercial earned premiums for property and casualty insurance, excluding certain lines of business such as commercial auto, surety, professional liability and earthquake lines of business, for the prior calendar year multiplied by a specified percentage. The specified percentages are 7% for 2003, 10% for 2004, 15% for 2005, 17.5% for 2006 and 20% for 2007.

Our U.S.-based property and casualty insurers, Arch Insurance, Arch Specialty, Arch E&S and Western Diversified, are subject to TRIEA. TRIEA specifically excludes reinsurance business and, accordingly, does not apply to our reinsurance operations. Our U.S. insurance group’s deductible for 2006 was approximately $226 million (i.e., 17.5% of earned premiums). Based on 2006 direct commercial earned premiums, our U.S. insurance group’s deductible for 2007 is approximately $274 million (i.e., 20.0% of such earned premiums).

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

Annual Statutory Financial Statements.   An insurer must prepare annual statutory financial statements. The Insurance Act prescribes rules for the preparation and substance of such statutory financial statements (which include, in statutory form, a balance sheet, an income statement, a statement of capital and surplus and notes thereto). The insurer is required to give detailed information and analyses regarding premiums, claims, reinsurance and investments. The statutory financial statements are not prepared in accordance with GAAP and are distinct from the financial statements prepared for presentation to the insurer’s shareholders under the Companies Act 1981 of Bermuda (the “Companies Act”), which financial statements are prepared in accordance with GAAP. Arch Re Bermuda, as a general business insurer, is required to submit the annual statutory financial statements as part of the annual statutory financial return.

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

Shareholder Controllers.   Any person who, directly or indirectly, becomes a holder of at least 10%, 20%, 33% or 50% of the common shares of ACGL must notify the BMA in writing within 45 days of becoming such a holder or 30 days from the date they have knowledge of having such a holding, whichever is later. The BMA may, by written notice, object to such a person if it appears to the BMA that the person is not fit and proper to be such a holder. The BMA may require the holder to reduce their holding of common shares in ACGL and direct, among other things, that voting rights attaching to the common shares shall not be exercisable. A person that does not comply with such a notice or direction from the BMA will be guilty of an offense.

For so long as ACGL has a subsidiary an insurer registered under the Insurance Act, the BMA may at any time, by written notice, object to a person holding 10% or more of the its common shares if it appears to the BMA that the person is not or is no longer fit and proper to be such a holder. In such a case, the BMA may require the shareholder to reduce its holding of common shares in ACGL and direct, among other things, that such shareholder’s voting rights attaching to the common shares shall not be exercisable. A person who does not comply with such a notice or direction from the BMA will be guilty of an offense.

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

United Kingdom Insurance Regulation

General.   The Financial Services Authority (the “FSA”) regulates insurance and reinsurance companies operating in the U.K. under the Financial Services and Markets Act 2000 (the “FSMA”), including Arch-Europe, our U.K.-based subsidiary. Arch-Europe was licensed and authorized by the FSA to underwrite all relevant classes of wholesale general insurance in the U.K. in May 2004. All U.K. companies are also subject to a range of statutory provisions, including the laws and regulations of the Companies Act 1985 (as amended) (the “Companies Act”).

The primary statutory goals of the FSA are to maintain and promote confidence in the U.K. financial system, secure the appropriate degree of protection for consumers and reduce financial crime. The FSA regulatory regime imposes risk management, solvency and capital requirements on U.K. insurance companies. The FSA has broad authority to supervise and regulate insurance companies which extends to enforcement of the provisions of the FSMA and intervention in the operations of an insurance company. The FSA regime is based on principles from which all of its rules and guidance derive. Among these principles, the FSA increasingly emphasizes a “culture of compliance” in those firms it regulates. During the first three years of Arch-Europe’s operations, the FSA will closely monitor Arch-Europe as a new insurer, including measuring its progress against the business plan it submitted to the FSA as part of the authorization process. The FSA conducted a risk assessment of Arch-Europe in 2004 and in 2006, and will continue to do so again on a regular schedule. The assessment provided the FSA’s views on Arch-Europe’s risk profile and its regulatory capital requirements. In some cases, the FSA may require remedial action or adjustments to a company’s management, operations, capital requirements, claims management or business plan. The FSA recently announced that greater focus will be placed on senior management arrangements, systems and controls, the fair treatment of clients and making further progress towards the development of enhanced risk-based minimum capital requirements for non life insurance companies, working together with the regulatory bodies of the Member States of the European Union (“EU”) and the European Commission, which acts as the initiator of action and executive body of the EU.

Financial Resources.   As part of its application for authorization from the FSA, Arch-Europe was required to demonstrate to the FSA that it had adequate financial assets to meet the financial resources requirement for its category. This included submitting a detailed plan of operations. The FSA also gave Arch-Europe individual guidance on the amount of its capitalization or solvency margin during the application process. The FSA requires that Arch-Europe maintain a margin of solvency calculation based on the classes of business for which it is authorized and within its premium income projections applied to the whole of its worldwide general business. In January 2004, the FSA implemented a revised approach to calculating the solvency requirement, which was designed to reflect a risk-based approach to solvency requirements and is part of a two stage process of revision of the EU solvency requirements. The first stage is aimed at strengthening the existing methodology by increasing the margin for liability business by 50% and to take account of inflation. The second stage, which took effect in 2005, involves the introduction of a risk-based solvency regime. This entailed Arch-Europe providing the FSA with its own risk-based assessment of its capital needs, taking into account comprehensive risk factors, including market, credit, operational, liquidity and group risks to generate a revised calculation of its expected liabilities which, in turn, enabled the FSA to provide individual capital guidance to Arch-Europe. Arch-Europe’s surplus is above the risk-based capital threshold allowed by the FSA’s individual capital assessment of Arch-Europe.

Reporting Requirements.   Like all U.K. companies, Arch-Europe must file and submit its annual audited financial statements and related reports to the Registrar of Companies under the Companies Act together with an annual return of certain core corporate information and changes from the prior year. This requirement is in addition to the regulatory returns required to be filed annually with the FSA.

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

European Union Considerations.   As a licensed insurance company in the U.K., a Member State of the EU, Arch-Europe’s authorization as an insurer is recognized throughout the European Economic Area (“EEA”), subject only to certain notification and application requirements. This authorization enables Arch-Europe to establish a branch in any other Member State of the EU, where it will be subject to the insurance regulations of each such Member State with respect to the conduct of its business in such Member State, but remain subject only to the financial and operational supervision by the FSA. The framework for the establishment of branches in Member States of the EU other than the U.K. was generally set forth, and remains subject to, directives by European Council, the legislative body of the EU, which directives are then implemented in each Member State. Arch-Europe currently has branches in Germany, Italy and Spain, and may establish branches in other Member States of the EU in the future. Further, as an insurer in an EU Member State, Arch-Europe has the freedom to provide insurance services anywhere in the Europe Community subject to compliance with certain rules governing such provision, including notification to and approval by the FSA.

Canada Insurance Regulation

The Canadian branch office of Arch Insurance is subject to federal, as well as provincial and territorial, regulation in Canada. The Office of the Superintendent of Financial Institutions (“OSFI”) is the federal regulatory body that, under the Insurance Companies Act (Canada) 1991 (as amended), regulates federal Canadian and non-Canadian insurance companies operating in Canada. The primary goal of OSFI is to supervise the safety and soundness of insurance companies with the aim of securing the appropriate level of protection of insureds by imposing risk management, solvency and capital requirements on such companies. The Canadian branch received its federal order to operate as a property and casualty insurer from OSFI in January 2005. In addition, the Canadian branch is subject to regulation in the provinces and territories in which it underwrites insurance, and the primary goal of insurance regulation at the provincial and territorial levels is to govern the market conduct of insurance companies. The Canadian branch is licensed to carry on insurance business in each province and territory, except for Prince Edward Island.

Switzerland Insurance Regulation

In November 2006, Arch Re Bermuda opened a branch office in Zurich, Switzerland named Arch Reinsurance Ltd., Hamilton (Bermuda), European Branch Zurich. The activities of the Arch Re Swiss Branch are limited to reinsurance so it is not required to be licensed by the Swiss insurance regulatory authorities.

European Union Reinsurance Regulation

The single system established in the EU for regulation and supervision of the general insurance sector and its single passport regime have until now applied only to direct insurance, and there has been no common regulation of reinsurance in the EU. On December 9, 2005, the EU published the Reinsurance Directive (the “Directive”) as a first step in harmonization of reinsurance regulation in the single market. Member States are required to implement the Directive by December 2007. Once implemented, pure reinsurers established in a Member State of the EU will have freedom to establish branches in and provide services to EEA states similar to that enjoyed by direct insurers and they will be subject to similar rules in relation to licensing and financial supervision. Arch-Europe is not currently authorized to write reinsurance, but if it applies for and obtains such authorization, it will, from the time of implementation of the Directive, be able to establish branches and provide reinsurance services in other EEA states. The Directive itself does not prohibit EEA insurers from obtaining reinsurance from reinsurers licensed outside the EEA, such as Arch Re Bermuda. As such, Arch Re Bermuda may do business from Bermuda with EEA Member States but it may not operate its reinsurance business within the EEA. Unless agreement is reached between the European Commission and Bermuda to accord Bermuda-based reinsurers market access on the basis of the prudential nature of Bermuda regulation, each individual EEA Member State may impose conditions on reinsurance provided by Bermuda-based reinsurers which could restrict their future provision of reinsurance to the EEA Member State concerned. There are no indications as yet that any EEA Member State will take this course.

TAX MATTERS

The following summary of the taxation of ACGL and the taxation of our shareholders is based upon current law and is for general information only. Legislative, judicial or administrative changes may be forthcoming that could affect this summary.

The following legal discussion (including and subject to the matters and qualifications set forth in such summary) of certain tax considerations (a) under “—Taxation of ACGL—Bermuda” and “—Taxation of Shareholders—Bermuda Taxation” is based upon the advice of Conyers Dill & Pearman, Hamilton, Bermuda and (b) under “—Taxation of ACGL—United States,” “—Taxation of Shareholders—United States Taxation,” “—Taxation of Our U.S. Shareholders” and “—United States Taxation of Non-U.S. Shareholders” is based upon the advice of Cahill Gordon & Reindel LLP, New York, New York (the advice of such firms does not include accounting matters, determinations or conclusions relating to the business or activities of ACGL). The summary is based upon current law and is for general information only. The tax treatment of a holder of our shares (common shares, series A non-cumulative preferred shares or series B non-cumulative preferred shares), or of a person treated as a holder of our shares for U.S. federal income, state, local or non-U.S. tax purposes, may vary depending on the holder’s particular tax situation.

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

United States

ACGL and its non-U.S. subsidiaries intend to conduct their operations in a manner that will not cause them to be treated as engaged in a trade or business in the United States and, therefore, will not be required to pay U.S. federal income taxes (other than U.S. excise taxes on insurance and reinsurance premium and withholding taxes on dividends and certain other U.S. source investment income). However, because definitive identification of activities which constitute being engaged in a trade or business in the U.S. is not provided by the Internal Revenue Code of 1986, as amended (the “Code”), or regulations or court decisions, there can be no assurance that the U.S. Internal Revenue Service will not contend successfully that ACGL or its non-U.S. subsidiaries are or have been engaged in a trade or business in the United States. A foreign corporation deemed to be so engaged would be subject to U.S. income tax, as well as the branch profits tax, on its income, which is treated as effectively connected with the conduct of that trade or business unless the corporation is entitled to relief under the permanent establishment provisions of a tax treaty. Such income tax, if imposed, would be based on effectively connected income computed in a manner generally analogous to that applied to the income of a domestic corporation, except that deductions and credits generally are not permitted unless the foreign corporation has timely filed a U.S. federal income tax return in accordance with applicable regulations. Penalties may be assessed for failure to file tax returns. The 30% branch profits tax is imposed on net income after subtracting the regular corporate tax and making certain other adjustments.

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

The Treaty clearly applies to premium income, but may be construed as not protecting investment income. If ACGL’s Bermuda insurance subsidiaries were considered to be engaged in a U.S. trade or business and were entitled to the benefits of the Treaty in general, but the Treaty were not found to protect investment income, a portion of such subsidiaries’ investment income could be subject to U.S. federal income tax.

Non-U.S. insurance companies carrying on an insurance business within the United States have a certain minimum amount of effectively connected net investment income, determined in accordance with a formula that depends, in part, on the amount of U.S. risk insured or reinsured by such companies. If any of ACGL’s non-U.S. insurance subsidiaries is considered to be engaged in the conduct of an insurance business in the United States, a significant portion of such company’s investment income could be subject to U.S. income tax.

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

We will use reasonable best efforts to cause each of our domestic subsidiaries not to satisfy the gross income requirement set forth in Section 542(a) of the Code. If, however, any of our domestic subsidiaries is or were to become a PHC in a given taxable year, such company would be subject to PHC tax (at a 15% rate for taxable years before January 1, 2011, and thereafter at the highest marginal rate on ordinary income applicable to individuals) on its “undistributed PHC income.” PHC income generally would not include underwriting income. If any of our subsidiaries is or becomes a PHC, there can be no assurance that the amount of PHC income would be immaterial.

Certain of our U.S. subsidiaries have been PHCs. Such subsidiaries did not have “undistributed personal holding company income” and do not expect to have “undistributed personal holding company income” in 2006.

There can be no assurance that each of our domestic subsidiaries is not or will not become a PHC in the future because of factors including factual uncertainties regarding the application of the PHC rules, the makeup of our shareholder base and other circumstances that affect the application of the PHC rules to our domestic subsidiaries.

United Kingdom

Our European subsidiaries, Arch-Europe and Arch Capital U.K. Ltd. (“Arch-U.K.”), are companies incorporated in the U.K. and are therefore resident in the U.K. for U.K. corporation tax purposes and will be subject to U.K. corporate tax on their respective worldwide profits. The current rate of U.K. corporation tax is generally 30% on profits.

Canada

In January 2005, Arch Insurance received its federal license to commence underwriting in Canada and began writing business in the first quarter of 2005 through its branch operation. The branch operation is taxed on net business income earned in Canada at the federal corporate rate of 22.12%. Provincial and territorial tax rates are added to the federal tax and generally vary between 8.9% and 17%. Canadian income taxes are also creditable to the Company’s US operations.

Switzerland

Arch Re Swiss Branch, established as a branch office of Arch Re Bermuda, is subject to Swiss corporation tax on the profit which is allocated to the branch. Pending the approval of a mixed company ruling, the effective tax rate is expected to be between 11.4% and 12.6%. The annual capital tax on the equity which is allocated to Arch Re Swiss Branch is approximately .035%.

Taxation of Shareholders

The following summary sets forth certain United States federal income tax considerations related to the purchase, ownership and disposition of our common shares and our series A non-cumulative preferred shares and our series B non-cumulative preferred shares (collectively referred to as the “preferred shares”). Unless otherwise stated, this summary deals only with shareholders (“U.S. Holders”) that are United States Persons (as defined below) who hold their common shares and preferred shares as capital assets and as beneficial owners. The following discussion is only a general summary of the United States federal income tax matters described herein and does not purport to address all of the United States federal income tax consequences that may be relevant to a particular shareholder in light of such shareholder’s specific circumstances. In addition, the following summary does not describe the United States federal income tax consequences that may be relevant to certain types of shareholders, such as banks, insurance companies, regulated investment companies, real estate investment trusts, financial asset securitization investment trusts, dealers in securities or traders that adopt a mark-to-market method of tax accounting, tax exempt organizations, expatriates or persons who hold the common shares or preferred shares as part of a hedging or conversion transaction or as part of a straddle, who may be subject to special rules or treatment under the Code. This discussion is based upon the Code, the Treasury regulations promulgated thereunder and any relevant administrative rulings or pronouncements or judicial decisions, all as in effect on the date of this annual report and as currently interpreted, and does not take into account possible changes in such tax laws or interpretations thereof, which may apply retroactively. This discussion does not include any description of the tax laws of any state or local governments within the United States, or of any foreign government, that may be applicable to our common shares or preferred shares or the shareholders. Persons considering making an investment in the common shares or preferred shares should consult their own tax advisors concerning the application of the United States federal tax laws to their particular situations as well as any tax consequences arising under the laws of any state, local or foreign taxing jurisdiction prior to making such investment.

If a partnership holds our common shares or preferred shares, the tax treatment of a partner will generally depend upon the status of the partner and the activities of the partnership. If you are a partner of a partnership holding our common shares or preferred shares, you should consult your tax advisor.

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

United States Taxation

Taxation of Dividends.   The preferred shares should be properly classified as equity rather than debt for U.S. federal income tax purposes. Subject to the discussions below relating to the potential application of the CFC and PFIC rules, as defined below, cash distributions, if any, made with respect to our common shares or preferred shares will constitute dividends for U.S. federal income tax purposes to the extent paid out of our current or accumulated earnings and profits (as computed using U.S. tax principles). If a U.S. Holder of our common shares or our preferred shares is an individual or other non-corporate holder, dividends paid, if any, to that holder in taxable years beginning before January 1, 2011 that constitute qualified dividend income will be taxable at the rate applicable for long-term capital gains (generally up to 15%), provided that such person meets a holding period requirement. Generally in order to meet the holding period requirement, the United States Person must hold the common shares for more than 60 days during the 121-day period beginning 60 days before the ex-dividend date and must hold preferred shares for more than 90 days during the 181-day period beginning 90 days before the ex-dividend date. Dividends paid, if any, with respect to common shares or preferred shares generally will be qualified dividend income, provided the common shares or preferred shares are readily tradable on an established securities market in the United States in the year in which the shareholder receives the dividend (which should be the case for shares that are listed on the NASDAQ Stock Market or the New York Stock Exchange) and ACGL is not considered to be a passive foreign investment company in either the year of the distribution or the preceding taxable year. No assurance can be given that the preferred shares will be considered readily tradable on an established securities market in the United States. See “—Taxation of Our U.S. Shareholders” below. After December 31, 2010, qualified dividend income will no longer be taxed at the rate applicable for long-term capital gains unless Congress enacts legislation providing otherwise.

Distributions with respect to the common shares and the preferred shares will not be eligible for the dividends-received deduction allowed to U.S. corporations under the Code. To the extent distributions on our common shares and preferred shares exceed our earnings and profits, they will be treated first as a return of the U.S. Holder’s basis in our common shares and our preferred shares to the extent thereof, and then as gain from the sale of a capital asset.

Sale, Exchange or Other Disposition.   Subject to the discussions below relating to the potential application of the CFC and PFIC rules, holders of common shares and preferred shares generally will recognize capital gain or loss for U.S. federal income tax purposes on the sale, exchange or disposition of common shares or preferred shares, as applicable.

Redemption of Preferred Shares.   A redemption of the preferred shares will be treated under section 302 of the Code as a dividend if we have sufficient earnings and profits, unless the redemption satisfies one of the tests set forth in section 302(b) of the Code enabling the redemption to be treated as a sale or exchange, subject to the discussion herein relating to the potential application of the CFC, RPII and PFIC rules. Under the relevant Code section 302(b) tests, the redemption should be treated as a sale or exchange only if it (1) is substantially disproportionate, (2) constitutes a complete termination of the holder’s stock interest in us or (3) is “not essentially equivalent to a dividend.” In determining whether any of these tests are met, shares considered to be owned by the holder by reason of certain constructive ownership rules set forth in the Code, as well as shares actually owned, must generally be taken into account. It may be more difficult for a United States Person who owns, actually or constructively by operation of the attribution rules, any of our other shares to satisfy any of the above requirements. The determination as to whether any of the alternative tests of section 302(b) of the Code is satisfied with respect to a particular holder of the preference shares depends on the facts and circumstances as of the time the determination is made.

Taxation of Our U.S. Shareholders

Controlled Foreign Corporation Rules

Under our bye-laws, the 9.9% voting restriction applicable to the Controlled Shares of a U.S. Person (as defined in our bye-laws) generally does not apply to certain of our investors. As a result of certain attribution rules, we believe, therefore, that we and our foreign subsidiaries might be controlled foreign corporations (“CFCs”). That status as a CFC would not cause us or any of our subsidiaries to be subject to U.S. federal income tax. Such status also would have no adverse U.S. federal income tax consequences for any U.S. Holder that is considered to own less than 10% of the total combined voting power of our shares or those of our foreign subsidiaries. Only U.S. Holders that are considered to own 10% or more of the total combined voting power of our shares or those of our foreign subsidiaries (taking into account shares actually owned by such U.S. Holder as well as shares attributed to such U.S. Holder under the Code or the regulations thereunder) (a “10% U.S. Voting Shareholder”) would be affected by our status as a CFC. The preferred shares generally should not be considered voting stock for purposes of determining whether a United States Person would be a “10% U.S. Voting Shareholder.” The shares may, however, become entitled to vote (as a class along with any other class of preferred shares of ACGL then outstanding) for the election of two additional members of the board of directors of ACGL if ACGL does not declare and pay dividends for the equivalent of six or more dividend periods. In such case, the preferred shares should be treated as voting stock for as long as such voting rights continue. Our bye-laws are intended to prevent any U.S. Holder from being considered a 10% U.S. Voting Shareholder by limiting the votes conferred by the Controlled Shares (as defined in our bye-laws) of any U.S. Person to 9.9% of the total voting power of all our shares entitled to vote. However, because under our bye-laws certain funds associated with Warburg Pincus and Hellman & Friedman generally are entitled to vote their directly owned common shares in full, a U.S. Holder that is attributed (under the Code or the regulations thereunder) common shares owned by such funds may be considered a 10% U.S. Voting Shareholder. If you are a direct or indirect investor in a fund associated with Warburg Pincus or Hellman & Friedman additional common shares could be attributed to you for purposes of determining whether you are considered to be a 10% U.S. Voting Shareholder. If we are a CFC, a U.S. Holder that is considered a 10% U.S. Voting Shareholder would be subject to current U.S. federal income taxation (at ordinary income tax rates) to the extent of all or a portion of the undistributed earnings and profits of ACGL and our subsidiaries attributable to “subpart F income” (including certain insurance premium income and investment income) and may be taxable at ordinary income tax rates on any gain realized on a sale or other disposition

(including by way of repurchase or liquidation) of our shares to the extent of the current and accumulated earnings and profits attributable to such shares.

While our bye-laws are intended to prevent any member from being considered a 10% U.S. Voting Shareholder (except as described above), there can be no assurance that a U.S. Holder will not be treated as a 10% U.S. Voting Shareholder, by attribution or otherwise, under the Code or any applicable regulations thereunder. See “Risk Factors—Risks Relating to Taxation—U.S. persons who hold our common shares or preferred shares may be subject to U.S. income taxation at ordinary income rates on our undistributed earnings and profits.”

Related Person Insurance Income Rules

Generally, we do not expect the gross “related person insurance income” (“RPII”) of any of our non-U.S. subsidiaries to equal or exceed 20% of its gross insurance income in any taxable year for the foreseeable future and do not expect the direct or indirect insureds (and related persons) of any such subsidiary to directly or indirectly own 20% or more of either the voting power or value of our stock. Consequently, we do not expect any U.S. person owning common shares or preferred shares to be required to include in gross income for U.S. federal income tax purposes RPII income, but there can be no assurance that this will be the case.

Section 953(c)(7) of the Code generally provides that Section 1248 of the Code (which generally would require a U.S. Holder to treat certain gains attributable to the sale, exchange or disposition of common shares or preferred shares as a dividend) will apply to the sale or exchange by a U.S. shareholder of shares in a foreign corporation that is characterized as a CFC under the RPII rules if the foreign corporation would be taxed as an insurance company if it were a domestic corporation, regardless of whether the U.S. shareholder is a 10% U.S. Voting Shareholder or whether the corporation qualifies for either the RPII 20% ownership exception or the RPII 20% gross income exception. Although existing Treasury Department regulations do not address the question, proposed Treasury regulations issued in April 1991 create some ambiguity as to whether Section 1248 and the requirement to file Form 5471 would apply when the foreign corporation has a foreign insurance subsidiary that is a CFC for RPII purposes and that would be taxed as an insurance company if it were a domestic corporation. We believe that Section 1248 and the requirement to file Form 5471 will not apply to a less than 10% U.S. Shareholder because ACGL is not directly engaged in the insurance business. There can be no assurance, however, that the U.S. Internal Revenue Service will interpret the proposed regulations in this manner or that the Treasury Department will not take the position that Section 1248 and the requirement to file Form 5471 will apply to dispositions of our common shares or our preferred shares.

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

Passive Foreign Investment Companies

Sections 1291 through 1298 of the Code contain special rules applicable with respect to foreign corporations that are “passive foreign investment companies” (“PFICs”). In general, a foreign corporation will be a PFIC if 75% or more of its income constitutes “passive income” or 50% or more of its assets produce passive income. If  we were to be characterized as a PFIC, U.S. Holders would be subject to a penalty tax at the time of their sale of (or receipt of an “excess distribution” with respect to) their common shares or preferred shares. In general, a shareholder receives an “excess distribution” if the amount of the distribution is more than 125% of the average distribution with respect to the shares during the three preceding taxable years (or shorter period during which the taxpayer held the stock). In general, the penalty tax is equivalent to an interest charge on taxes that are deemed due during the period the shareholder owned the shares, computed by assuming that the excess distribution or gain (in the case of a sale) with respect to the shares was taxable in equal portions throughout the holder’s period of ownership. The interest charge is equal to the applicable rate imposed on underpayments of U.S. federal income tax for such period. A U.S. shareholder may avoid some of the adverse tax consequences of owning shares in a PFIC by making a qualified electing fund (“QEF”) election. A QEF election is revocable only with the consent of the IRS and has the following consequences to a shareholder:

•       For any year in which ACGL is not a PFIC, no income tax consequences would result.

•       For any year in which ACGL is a PFIC, the shareholder would include in its taxable income a proportionate share of the net ordinary income and net capital gains of ACGL and certain of its non-U.S. subsidiaries.

The PFIC statutory provisions contain an express exception for income “derived in the active conduct of an insurance business by a corporation which is predominantly engaged in an insurance business…”. This exception is intended to ensure that income derived by a bona fide insurance company is not treated as passive income, except to the extent such income is attributable to financial reserves in excess of the reasonable needs of the insurance business. The PFIC statutory provisions contain a look-through rule that states that, for purposes of determining whether a foreign corporation is a PFIC, such foreign corporation shall be treated as if it “received directly its proportionate share of the income” and as if it “held its proportionate share of the assets” of any other corporation in which it owns at least 25% of the stock. We believe that we are not a PFIC, and we will use reasonable best efforts to cause us and each of our non-U.S. insurance subsidiaries not to constitute a PFIC.

No regulations interpreting the substantive PFIC provisions have yet been issued. Each U.S. Holder should consult his tax advisor as to the effects of these rules.

United States Taxation of Non-U.S. Shareholders

Taxation of Dividends

Cash distributions, if any, made with respect to common shares or preferred shares held by shareholders who are not United States Persons (“Non-U.S. holders”) generally will not be subject to United States withholding tax.

Sale, Exchange or Other Disposition

Non-U.S. holders of common shares or preferred shares generally will not be subject to U.S. federal income tax with respect to gain realized upon the sale, exchange or other disposition of such shares unless such gain is effectively connected with a U.S. trade or business of the Non-U.S. holder in the United States or such person is present in the United States for 183 days or more in the taxable year the gain is realized and certain other requirements are satisfied.

Information Reporting and Backup Withholding

Non-U.S. holders of common shares or preferred shares will not be subject to U.S. information reporting or backup withholding with respect to dispositions of common shares effected through a non-U.S. office of a broker, unless the broker has certain connections to the United States or is a United States person. No U.S. backup withholding will apply to payments of dividends, if any, on our common shares or our preferred shares.

Other Tax Laws

Shareholders should consult their own tax advisors with respect to the applicability to them of the tax laws of other jurisdictions.

ITEM 1A.        RISK FACTORS

Set forth below are risk factors relating to our business. You should also refer to the other information provided in this report, including our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our accompanying consolidated financial statements, as well as the information under the heading “Cautionary Note Regarding Forward-Looking Statements.”

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

Although we believe that we do not have exposure to the events of September 11, 2001 because we did not have insurance in-force at that time with respect to exposure to such events, we now have substantial exposure to unexpected, large losses resulting from future man-made catastrophic events, such as acts of war, acts of terrorism and political instability. These risks are inherently unpredictable, although recent events may lead to increased frequency and severity of losses. It is difficult to predict the timing of such events with statistical certainty or estimate the amount of loss any given occurrence will generate. In certain instances, we specifically insure and reinsure risks resulting from acts of terrorism. Even in cases where we attempt to exclude losses from terrorism and certain other similar risks from some coverages written by us, we may not be successful in doing so. Moreover, irrespective of the clarity and inclusiveness of policy language, there can be no assurance that a court or arbitration panel will limit enforceability of policy language or otherwise issue a ruling adverse to us. Accordingly, while we believe our reinsurance programs, together with the coverage provided under TRIEA, are sufficient to reasonably limit our net losses relating to potential future terrorist attacks, we can offer no assurance that our reserves will be adequate to cover losses when they materialize. To the extent that an act of terrorism is certified by the Secretary of the Treasury, our U.S. insurance operations may be covered under TRIEA for up to 90% of its losses for 2005 and 2006 and up to 85% of its losses for 2007, in each case subject to certain mandatory deductibles. It is not possible to eliminate completely our exposure to unforecasted or unpredictable events, and to the extent that losses from such risks occur, our financial condition and results of operations could be materially adversely affected.

The insurance and reinsurance industry is subject to regulatory and legislative initiatives or proposals from time to time which could adversely affect our business.

From time to time, various regulatory and legislative changes have been proposed in the insurance and reinsurance industry. Among the proposals that have in the past been or are at present being considered are the possible introduction of federal regulation in addition to, or in lieu of, the current system of state regulation of insurers. There are a variety of proposals being considered by various state legislatures. We are unable to predict whether any of these laws and regulations will be adopted, the form in which any such laws and regulations would be adopted, or the effect, if any, these developments would have on our operations and financial condition.

A recent legislative initiative was enacted in Florida in January 2007. This legislation doubles the aggregate reinsurance capacity of the Florida Hurricane Catastrophe Fund (the ‘‘FHCF’’), the reinsurance facility established by the state, and also reduces the industry loss retention level. In addition, the legislation adds coverage above and below the existing FHCF program during the 2007 to 2009 hurricane seasons. Under this legislation, the state-run insurer of last resort, Citizens Property Insurance Corporation, will also increase its underwriting capacity and have greater freedom to charge lower rates. The capacity extension and lower retention levels will lead to an increase in government-sponsored entities’ share of Florida’s property catastrophe reinsurance market. Although we expect that reinsurance pricing in Florida may decrease as a result of this legislation, we do not believe that this will have a material adverse effect on our financial condition given our portfolio of business. We believe that rates in the worldwide insurance and reinsurance property and other markets may decrease due to the redirection of the capital that previously supported Florida property business, as this capital may be used to target other exposures. In addition, our U.S.-based insurers will be subject to additional assessments under this legislation.

Claims for catastrophic events could cause large losses and substantial volatility in our results of operations, and, as a result, the value of our securities, including our common shares and preferred shares, may fluctuate widely.

We have large aggregate exposures to natural disasters. Catastrophes can be caused by various events, including hurricanes, floods, windstorms, earthquakes, hailstorms, tornados, explosions, severe winter weather, fires and other natural disasters. Catastrophes can also cause losses in non-property business such as workers’ compensation or general liability. In addition to the nature of the property business, we believe that economic and geographic trends affecting insured property, including inflation, property value appreciation and geographic concentration tend to generally increase the size of losses from catastrophic events over time. Our previously disclosed estimates relating to Hurricanes Katrina, Rita and Wilma and other catastrophic events that occurred in the second half of 2005 are based on currently available information derived from modeling techniques, industry assessments of exposure, claims information obtained from our clients and brokers to date and a review of our in-force contracts. Our actual losses from these events, as well as any additional catastrophic events which may occur, may vary materially from our current estimates due to the inherent uncertainties in making such determinations resulting from several factors, including the preliminary nature of the available information, the potential inaccuracies and inadequacies in the data provided by clients and brokers, the modeling techniques and the application of such techniques, the contingent nature of business interruption exposures, the effects of any resultant demand surge on claims activity and attendant coverage issues. In addition, actual losses may increase if our reinsurers dispute or fail to meet their obligations to us or the reinsurance protections purchased by us are exhausted or are otherwise unavailable.

The weather-related catastrophic events that occurred in the second half of 2005 have resulted in a substantial improvement in current market conditions in property and certain marine lines of business. In order to take advantage of these current opportunities, we have increased our writings in certain property and marine lines of business and, as a result, these lines represent a larger proportion of our overall book of business in 2006 and may continue to represent a larger portion of our overall book of business in future periods.

In addition, over the past several years, changing weather patterns and climatic conditions, such as global warming, have added to the unpredictability and frequency of natural disasters in certain parts of the world and created additional uncertainty as to future trends and exposures. Furthermore, some experts have attributed the recent high incidence of hurricanes in the Gulf of Mexico and the Caribbean to a permanent change in weather patterns resulting from rising surface ocean temperature in the region (the “warm ocean” theory). Therefore, claims for catastrophic events could expose us to large losses and cause substantial volatility in our results of operations, which could cause the value of our securities, including our common shares and preferred shares, to fluctuate widely.

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

As of December 31, 2006, our reserves for unpaid losses and loss adjustment expenses, net of unpaid losses and loss adjustment expenses recoverable, were approximately $4.91 billion. Such reserves were established in accordance with applicable insurance laws and GAAP. Although we believe we have applied a conservative reserving philosophy for both our insurance and reinsurance operations, loss reserves are inherently subject to uncertainty. In establishing the reserves for losses and loss adjustment expenses, we have made various assumptions relating to the pricing of our reinsurance contracts and insurance policies and have also considered available historical industry experience and current industry conditions. Any estimates and assumptions made as part of the reserving process could prove to be inaccurate due to several factors, including the fact that limited historical information has been reported to us through December 31, 2006.

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

For the purposes of managing risk, we use reinsurance and also may use retrocessional arrangements. In the normal course of business, our insurance subsidiaries cede a substantial portion of their premiums through pro rata, excess of loss and facultative reinsurance agreements. Our reinsurance subsidiaries purchase a limited amount of retrocessional coverage as part of their aggregate risk management program. In addition, our reinsurance subsidiaries participate in “common account” retrocessional arrangements for certain pro rata treaties. Such arrangements reduce the effect of individual or aggregate losses to all companies participating on such treaties, including the reinsurers, such as our reinsurance subsidiaries, and the ceding company. For the year ended December 31, 2006, ceded premiums written represented approximately 29.5% of gross premiums written, compared to 21.8% and 18.8%, respectively, for the years ended December 31, 2005 and 2004.

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

Further, we are subject to credit risk with respect to our reinsurance and retrocessions because the ceding of risk to reinsurers and retrocessionaires does not relieve us of our liability to the clients or companies we insure or reinsure. Our losses for a given event or occurrence may increase if our reinsurers or retrocessionaires dispute or fail to meet their obligations to us or the reinsurance or retrocessional protections purchased by us are exhausted or are otherwise unavailable for any reason. Our failure to establish adequate reinsurance or retrocessional arrangements or the failure of our existing reinsurance or retrocessional arrangements to protect us from overly concentrated risk exposure could adversely affect our financial condition and results of operations. We monitor the financial condition of our reinsurers and attempt to place coverages only with carriers we view as substantial and financially sound. At December 31, 2006 and 2005, approximately 92.3% and 92.6%, respectively, of our reinsurance recoverables on paid and unpaid losses (not including prepaid reinsurance premiums) of $1.67 billion and $1.47 billion, respectively, were due from carriers which had an A.M. Best rating of “A-” or better. At December 31, 2006 and 2005, the largest reinsurance recoverables from any one carrier were less than 5.1% and 5.6%, respectively, of our total shareholders’ equity. In connection with our acquisition of Arch Specialty in February 2002, the seller, Sentry Insurance a Mutual Company (“Sentry”), agreed to reinsure and guarantee all liabilities arising out of Arch Specialty’s business prior to the closing of the acquisition. In addition to the guarantee provided by Sentry, substantially all of the recoverable from Sentry is still subject to the original reinsurance agreements inuring to Arch Specialty and, to the extent Sentry fails to comply with its payment obligations to us, we may obtain reimbursement from the third party reinsures under such agreements.

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

Risks Relating to Our Company

Our success will depend on our ability to maintain and enhance effective operating procedures and internal controls.

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

Our operating insurance and reinsurance subsidiaries are rated by ratings agencies. Brokers negotiate contracts of reinsurance between a primary insurer and reinsurer, on behalf of the primary insurer. Third-party rating agencies, such as A.M. Best Company, assess and rate the financial strength of insurers and reinsurers based upon criteria established by the rating agencies, which criteria are subject to change. Ratings have become an increasingly important factor in establishing the competitive position of insurance and reinsurance companies. Insurers and intermediaries use these ratings as one measure by which to assess the financial strength and quality of insurers and reinsurers. These ratings are often an important factor in the decision by an insured or intermediary of whether to place business with a particular insurance or reinsurance provider. Our financial strength ratings are subject to periodic review as rating agencies evaluate us to confirm that we continue to meet their criteria for ratings assigned to us by them. Such ratings may be revised downward or revoked at the sole discretion of such ratings agencies in response to a variety of factors, including a minimum capital adequacy ratio, management, earnings, capitalization and risk profile. Although since the commencement of our underwriting initiative in October 2001 our ratings have not been downgraded, we can offer no assurances that our ratings will remain at their current levels. A ratings downgrade or the potential for such a downgrade, or failure to obtain a necessary rating, could adversely affect both our relationships with agents, brokers, wholesalers and other distributors of our existing products and services and new sales of our products and services. Any ratings downgrade or failure to obtain a necessary rating could adversely affect our ability to compete in our markets, could cause our premiums and earnings to decrease and have a material adverse impact on our financial condition and results of operations. In addition, a downgrade in ratings of certain of our operating subsidiaries would in certain cases constitute an event of default under our credit facilities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commercial Commitments—Letter of Credit and Revolving Credit Facilities” for a discussion of our credit facilities.

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

The preparation of our financial statements requires us to make many estimates and judgments, which are even more difficult than those made in a mature company since limited historical information has been reported to us through December 31, 2006.

The preparation of consolidated financial statements requires us to make many estimates and judgments that affect the reported amounts of assets, liabilities (including reserves), revenues and expenses, and related disclosures of contingent liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, insurance and other reserves, reinsurance recoverables, investment valuations, intangible assets, bad debts, income taxes, contingencies and litigation. We base our estimates on historical experience, where possible, and on various other assumptions that we believe to be reasonable under the circumstances, which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates and judgments for a relatively new insurance and reinsurance company, like our company, are even more difficult to make than those made in a mature company since limited historical information has been reported to us through December 31, 2006. Instead, our current loss reserves are primarily based on estimates involving actuarial and statistical projections of our expectations of the ultimate settlement and administration costs of claims incurred but not yet reported. We utilize actuarial models as well as historical insurance industry loss development patterns to establish loss reserves. Accordingly, actual claims and claim expenses paid may deviate, perhaps substantially, from the reserve estimates reflected in our financial statements.

The Warburg Pincus funds and the Hellman & Friedman funds together own approximately 31.7% of our voting shares, and these shareholders have the right to have directors on our board; their interests may materially differ from the interests of the holders of our other securities.

The Warburg Pincus funds and the Hellman & Friedman funds own 25.4% and 6.3% of our outstanding voting shares, respectively, as of December 31, 2006. These shareholders are not subject to the voting limitation contained in our bye-laws. We have agreed (until 2011) not to declare any dividend or make any other distribution on our common shares, and not to repurchase any common shares, until we have repurchased from the Warburg Pincus funds and the Hellman & Friedman funds, pro rata, on the basis of the amount of these shareholders’ investments in us at the time of such repurchase, common shares (which were issued pursuant to the conversion of all of the outstanding preference shares in the 2005 fourth quarter) having an aggregate value of $250 million, at a per share price acceptable to these shareholders. No such shares have yet been repurchased.

In addition, the Warburg Pincus funds and the Hellman & Friedman funds are entitled (until 2011) to nominate a prescribed number of directors based on the respective retained percentages of their equity securities purchased in November 2001. Currently, our board consists of ten members, which includes three directors nominated by the Warburg Pincus funds and two directors nominated by the Hellman & Friedman funds. As long as the Warburg Pincus funds retain at least 75% of their original investment and the Hellman & Friedman funds retain at least 60% of their original investment, these shareholders will be entitled to nominate six and three directors, respectively. Together they have the right to nominate a majority of directors to our board.

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

There has been significant volatility in the market for equity securities. During 2005 and 2006, the price of our common shares fluctuated from a low of $36.56 to a high of $57.65 and from a low of $52.00 to a high of $70.59, respectively. On February 15, 2007, our common shares closed at a price of $66.01. The price of our common shares may not remain at or exceed current levels. The following factors may have an adverse impact on the market price of our common stock:

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

We market our insurance and reinsurance products primarily through brokers. We derive a significant portion of our business from a limited number of brokers. During 2006, approximately 18.8% and 15.4% of our gross premiums written were generated from or placed by Marsh & McLennan Companies and its subsidiaries and AON Corporation and its subsidiaries, respectively. No other broker and no one insured or reinsured accounted for more than 10% of gross premiums written for the year ended December 31, 2006. Some of our competitors have had longer term relationships with the brokers we use than we have, and the brokers may promote products offered by companies that may offer a larger variety of products than we do. Loss of all or a substantial portion of the business provided by these brokers could have a material adverse effect on us.

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

Our operating results depend in part on the performance of our investment portfolio. A significant portion of our cash and invested assets consists of fixed maturities (83.0% as of December 31, 2006). Although our current investment guidelines and approach stress preservation of capital, market liquidity and diversification of risk, our investments are subject to market-wide risks and fluctuations. In addition, although we did not experience any significant defaults by issuers during 2006, we are subject to risks inherent in particular securities or types of securities, as well as sector concentrations. We may not be able to realize our investment objectives, which could reduce our net income significantly. In the event that we are unsuccessful in correlating our investment portfolio with our expected insurance and reinsurance liabilities, we may be forced to liquidate our investments at times and prices that are not optimal, which could have a material adverse effect on our financial results and ability to conduct our business.

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

In addition, our investment portfolio includes mortgage-backed securities. As of December 31, 2006, mortgage-backed securities (excluding commercial mortgage backed securities) constituted approximately 12.7% of our cash and invested assets. As with other fixed income investments, the fair value of these securities fluctuates depending on market and other general economic conditions and the interest rate environment. Changes in interest rates can expose us to prepayment risks on these investments. In periods of declining interest rates, mortgage prepayments generally increase and mortgage-backed securities are prepaid more quickly, requiring us to reinvest the proceeds at the then current market rates.

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

On May 5, 2000, we sold our prior reinsurance operations to Folksamerica Reinsurance Company (“Folksamerica”). The Folksamerica transaction was structured as a transfer and assumption agreement (and not reinsurance), and, accordingly, the loss reserves (and any related reinsurance recoverables) relating to the transferred business are not included as assets or liabilities on our balance sheet. In addition, in connection with that asset sale, we made extensive representations and warranties about us and our reinsurance operations, some of which survived the closing of the asset sale. Breach of these representations and warranties could result in liability to us. In the event that Folksamerica refuses or is unable to make payment for reserved losses transferred to it by us in the May 2000 sale and the notice given to reinsureds is found not to be an effective release by such reinsureds, we would be liable for such claims. In June 2006, A.M. Best Company downgraded the financial strength rating of Folksamerica to “A-” (Excellent) from “A” (Excellent). Folksamerica reported policyholders’ surplus of $1.12 billion at September 30, 2006.

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

The bye-laws also contain a provision limiting the rights of any U.S. person (as defined in section 7701(a)(30) of the Internal Revenue Code of 1986, as amended (the “Code”)), that owns shares of ACGL, directly, indirectly or constructively (within the meaning of section 958 of the Code), representing more than 9.9% of the voting power of all shares entitled to vote generally at an election of directors. The votes conferred by such shares of such U.S. person will be reduced by whatever amount is necessary so that after any such reduction the votes conferred by the shares of such person will constitute 9.9% of the total voting power of all shares entitled to vote generally at an election of directors. Notwithstanding this provision, the board may make such final adjustments to the aggregate number of votes conferred by the shares of any U.S. person that the board considers fair and reasonable in all circumstances to ensure that such votes represent 9.9% of the aggregate voting power of the votes conferred by all shares of ACGL entitled to vote generally at an election of directors. ACGL will assume that all shareholders (other than the Warburg Pincus funds and the Hellman & Friedman funds) are U.S. persons unless we receive assurance satisfactory to us that they are not U.S. persons.

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

The bye-laws also provide that the affirmative vote of 80% of our outstanding shares (including a majority of the outstanding shares held by shareholders other than holders (and such holders’ affiliates) of 10% or more (“10% holders”) of the outstanding shares) shall be required (the “extraordinary vote”) for the following corporate actions:

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

The National Association of Insurance Commissioners (“NAIC”) continuously examines existing laws and regulations in the United States. We cannot predict the effect that any NAIC recommendations or proposed or future legislation or rule making in the United States or elsewhere may have on our financial condition or operations.

Our Bermuda insurance and reinsurance subsidiary, Arch Re Bermuda, conducts its business from its offices in Bermuda and is not licensed or admitted to do business in any jurisdiction except Bermuda. Arch Re Swiss Branch conducts only reinsurance activities and is therefore not required to be licensed by the Swiss insurance regulator authorities. We do not believe that Arch Re Bermuda is subject to the insurance laws of any state in the United States; however, recent scrutiny of the insurance and reinsurance industry in the U.S. and other countries could subject Arch Re Bermuda to additional regulation. Our U.S. reinsurance subsidiary, Arch Re U.S., and our U.S. insurance subsidiaries, Arch Insurance, Arch Specialty, Arch E&S and Western Diversified, write reinsurance and insurance in the United States. These subsidiaries are subject to extensive regulation under state statutes which delegate regulatory, supervisory and administrative powers to state insurance commissioners. Such regulation generally is designed to protect policyholders rather than investors.

Arch-Europe, our European subsidiary, conducts its business from its offices in London and Germany. Arch-Europe is licensed to write insurance in the U.K., as well as several other European Union countries, and is subject to insurance laws in the U.K. and, to a limited extent, the other European Union countries where it writes insurance. Arch-Europe also has branch licenses to underwrite insurance in Italy and Spain. In 2006, Arch-Europe was approved as an excess and surplus lines insurer in seven states in the U.S. In addition, the Canadian branch of Arch Insurance writes insurance in Canada and is subject to federal, as well as provincial and territorial, regulation in Canada.

Our U.S., Bermuda and U.K. insurance and reinsurance subsidiaries and the Canadian branch of Arch Insurance are required to maintain minimum capital and surplus as mandated by their respective jurisdictions of incorporation and, in some cases, by the jurisdictions in which those subsidiaries write business. Arch-Europe is required to maintain minimum capital surplus as mandated by the NAIC and certain states where it is approved as an excess and surplus lines insurer. All of our subsidiaries are currently in compliance with these capital and surplus requirements.

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

ACGL is a holding company and is dependent on dividends and other payments from its operating subsidiaries, which are subject to dividend restrictions, to make payments, including the payment of debt service obligations and operating expenses we may incur and any payments of dividends, redemption amounts or liquidation amounts with respect to our preferred shares and common shares.

ACGL is a holding company whose assets primarily consist of the shares in our subsidiaries. Generally, ACGL depends on its available cash resources, liquid investments and dividends or other distributions from subsidiaries to make payments, including the payment of debt service obligations and operating expenses it may incur and any payments of dividends, redemption amounts or liquidation amounts with respect to our preferred shares and common shares. For the years ended December 31, 2006, 2005 and 2004, ACGL received dividends of $22.1 million, $22.1 million and $11.0 million from Arch Re Bermuda. Such amounts were used to pay interest on ACGL’s senior notes.

The ability of our regulated insurance and reinsurance subsidiaries to pay dividends or make distributions is dependent on their ability to meet applicable regulatory standards. Under Bermuda law,

Arch Re Bermuda is required to maintain a minimum solvency margin (i.e., the amount by which the value of its general business assets must exceed its general business liabilities) equal to the greatest of (1) $100 million, (2) 50% of net premiums written (being gross premiums written by us less any premiums ceded by us, but we may not deduct more than 25% of gross premiums when computing net premiums written) and (3) 15% of loss and other insurance reserves. Arch Re Bermuda is prohibited from declaring or paying any dividends during any financial year if it is not in compliance with its minimum solvency margin or minimum liquidity ratio. In addition, Arch Re Bermuda is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files, at least seven days before payment of such dividends, with the Bermuda Monetary Authority an affidavit stating that it will continue to meet the required margins. In addition, Arch Re Bermuda is prohibited, without prior approval of the Bermuda Monetary Authority, from reducing by 15% or more its total statutory capital, as set out in its previous year’s statutory financial statements. At December 31, 2006, as determined under Bermuda law, Arch Re Bermuda had statutory capital of $1.98 billion and statutory capital and surplus of $3.32 billion. Such amounts include interests in U.S. insurance and reinsurance subsidiaries. Accordingly, Arch Re Bermuda can pay approximately $830.9 million to ACGL during 2007 without providing an affidavit to the Bermuda Monetary Authority, as discussed above. Our U.S. insurance and reinsurance subsidiaries can pay approximately $117.5 million in dividends or distributions to Arch-U.S., our U.S. holding company, which is owned by Arch Re Bermuda, during 2007 without prior regulatory approval. Such dividends or distributions may be subject to applicable withholding or other taxes. Arch-Europe can pay approximately £4.5 million, or $8.8 million, in dividends to ACGL during 2007 without prior notice and approval by the FSA.

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

We write business on a worldwide basis, and our results of operations may be affected by fluctuations in the value of currencies other than the U.S. Dollar. The primary foreign currencies in which we operate are the Euro, the British Pound Sterling and the Canadian Dollar. Changes in foreign currency exchange rates can reduce our revenues and increase our liabilities and costs. We may therefore suffer losses solely as a result of exchange rate fluctuations. In order to mitigate the impact of exchange rate fluctuations, we have invested and expect to continue to invest in securities denominated in currencies other than the U.S. Dollar. Net foreign exchange losses, recorded in the statement of income, for the year ended December 31, 2006 were $23.9 million, compared to net foreign exchange gains for the year ended December 31, 2005 of $22.2 million. We hold investments in foreign currencies which are intended to mitigate our exposure to foreign currency fluctuations in our net insurance liabilities. However, changes in the value of such investments due to foreign currency rate movements are reflected as a direct increase to shareholders’ equity and are not included in the statement of income. We have chosen not to hedge the currency risk on the capital contributed to Arch-Europe in May 2004, which is held in British Pounds Sterling. However, we intend to match Arch-Europe’s projected liabilities in foreign currencies with investments in the same currencies. There can be no assurances that such arrangements will mitigate the negative impact of exchange rate fluctuations, and we may suffer losses solely as a result of exchange rate fluctuations. From inception through December 31, 2006, and based on currency spot rates at December 31, 2006, Arch Re Bermuda has recorded net premiums written of approximately $560 million from Euro-denominated contracts, $380 million from British Pound Sterling-denominated contracts and $200 million from Canadian Dollar-denominated contracts. In addition, Arch-Europe writes business in British Pound Sterling and Euros, and the Canadian branch of Arch Insurance writes business in Canadian Dollars.

Certain employees of our Bermuda operations are required to obtain work permits before engaging in a gainful occupation in Bermuda. Required work permits may not be granted or may not remain in effect.

Under Bermuda law, only persons who are Bermudians, spouses of Bermudians, holders of a permanent resident’s certificate or holders of a working resident’s certificate (“exempted persons”) may engage in gainful occupation in Bermuda without an appropriate governmental work permit. Our success may depend in part on the continued services of key employees in Bermuda. A work permit may be granted or renewed upon showing that, after proper public advertisement, no exempted person is available who meets the minimum standards reasonably required by the employer. The Bermuda government’s policy places a six-year term limit on individuals with work permits, subject to certain exemptions for key employees. A work permit is issued with an expiry date (up to five years) and no assurances can be given that any work permit will be issued or, if issued, renewed upon the expiration of the relevant term. We consider our key officers in Bermuda to be Constantine Iordanou, our President and Chief Executive Officer (work permit expires November 12, 2009), Marc Grandisson, Chairman and Chief Executive Officer of Arch Worldwide Reinsurance Group (work permit expires May 12, 2010), John D. Vollaro, our Executive Vice President and Chief Financial Officer (work permit expires July 25, 2010) and Nicolas Papadopoulo, President and Chief Executive Officer of Arch Re Bermuda (work permit expires March 31, 2010). We also have other key positions in Bermuda held by persons who hold work permits subject to renewal. If work permits are not obtained or renewed for our principal employees, we could lose their services, which could materially affect our business.

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

Risk Relating to our Preferred Shares

General market conditions and unpredictable factors could adversely affect market prices for our outstanding preferred shares.

There can be no assurance about the market prices for any series of our preferred shares. Several factors, many of which are beyond our control, will influence the market value of such series of preferred shares. Factors that might influence the market value of any series of our preferred shares include, but are not limited to:

•       whether dividends have been declared and are likely to be declared on any series of our preferred shares from time to time;

•       our creditworthiness, financial condition, performance and prospects;

•       whether the ratings on any series of our preferred shares provided by any ratings agency have changed;

•       the market for similar securities; and

•       economic, financial, geopolitical, regulatory or judicial events that affect us and/or the insurance or financial markets generally.

Dividends on our preferred shares are non-cumulative.

Dividends on our preferred shares are non-cumulative and payable only out of lawfully available funds of ACGL under Bermuda law. Consequently, if ACGL’s board of directors (or a duly authorized committee of the board) does not authorize and declare a dividend for any dividend period with respect to any series of our preferred shares, holders of such preferred shares would not be entitled to receive any such dividend, and such unpaid dividend will not accrue and will never be payable. ACGL will have no obligation to pay dividends for a dividend period on or after the dividend payment date for such period if its board of directors (or a duly authorized committee of the board) has not declared such dividend before the related dividend payment date; if dividends on any series of our preferred shares are authorized and declared with respect to any subsequent dividend period, ACGL will be free to pay dividends on any other series of preferred shares and/or our common shares. In the past, we have not paid dividends on our common shares.

Our preferred shares are equity and are subordinate to our existing and future indebtedness.

Our preferred shares are equity interests and do not constitute indebtedness. As such, our preferred shares will rank junior to all of our indebtedness and other non-equity claims with respect to assets available to satisfy our claims, including in our liquidation. As of December 31, 2006, our total consolidated long-term debt was $300.0 million. We may incur additional debt in the future. Our existing and future indebtedness may restrict payments of dividends on our preferred shares. Additionally, unlike indebtedness, where principal and interest would customarily be payable on specified due dates, in the case of preferred shares like our preferred shares, (1) dividends are payable only if declared by the board of directors of ACGL (or a duly authorized committee of the board) and (2) as described above under “—Risks Relating to Our Company—ACGL is a holding company and is dependent on dividends and other payments from its operating subsidiaries, which are subject to dividend restrictions, to make payments, including the payment of debt service obligations and operating expenses we may incur and any payments of dividends, redemption amounts or liquidation amounts with respect to our preferred shares and common shares,” we are subject to certain regulatory and other constraints affecting our ability to pay dividends and make other payments.

The voting rights of holders of our preferred shares are limited.

Holders of our preferred shares have no voting rights with respect to matters that generally require the approval of voting shareholders. The limited voting rights of holders of our preferred shares include the right to vote as a class on certain fundamental matters that affect the preference or special rights of our preferred shares as set forth in the certificate of designations relating to each series of preferred shares. In addition, if dividends on any series of our preferred shares have not been declared or paid for the equivalent of six dividend payments, whether or not for consecutive dividend periods, holders of the outstanding preferred shares of any series will be entitled to vote for the election of two additional directors to our board of directors subject to the terms and to the limited extent as set forth in the certificate of designations relating to such series of preferred shares.

There is no limitation on our issuance of securities that rank equally with or senior to our preferred shares.

We may issue additional securities that rank equally with or senior to our preferred shares without limitation. The issuance of securities ranking equally with or senior to our preferred shares may reduce the amount available for dividends and the amount recoverable by holders of such series in the event of a liquidation, dissolution or winding-up of ACGL.

A classification of any series of preferred shares by the NAIC may impact U.S. insurance companies that purchase such series.

The NAIC, may from time to time, in its discretion, classify securities in insurers’ portfolios as either debt, preferred equity or common equity instruments. The NAIC’s written guidelines for classifying securities as debt, preferred equity or common equity include subjective factors that require the relevant NAIC examiner to exercise substantial judgment in making a classification. There is therefore a risk that any series of preferred shares may be classified by NAIC as common equity instead of preferred equity. The NAIC classification determines the amount of risk based capital (“RBC”) charges incurred by insurance companies in connection with an investment in a security. Securities classified as common equity by the NAIC carry RBC charges that can be significantly higher than the RBC requirement for debt or preferred equity. Therefore, any classification of any series of preferred shares as common equity may adversely affect U.S. insurance companies that hold such series. In addition, a determination by the NAIC to classify such series as common equity may adversely impact the trading of such series in the secondary market.

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

Congress has been considering legislation intended to eliminate certain perceived tax advantages of Bermuda insurance companies and U.S. insurance companies having Bermuda affiliates, including perceived tax benefits resulting principally from reinsurance between or among U.S. insurance companies and their Bermuda affiliates. Some U.S. insurance companies have also been lobbying Congress recently to pass such legislation. In this regard, the American Jobs Creation Act of 2004 (the “Jobs Act”) permits the United States Internal Revenue Service (“IRS”) to re-allocate, re-characterize or adjust items of income, deduction or certain other items related to a reinsurance agreement between related parties to reflect the proper source, character and amount for each item (in contrast to prior law, which only covered source and character). The Jobs Act also eliminated the tax benefits available to a U.S. company that, after March 4, 2003, changed its legal domicile to a non-U.S. jurisdiction, a transaction commonly known as an inversion. We changed our legal domicile from the U.S. to Bermuda, but were not affected by the anti-inversion rule because our change in domicile occurred in November 2000. The Senate version of the Small Business and Work Opportunity Act of 2007 would make the Jobs Act anti-inversion rule applicable retroactively to inversions that occurred after March 20, 2002. Although this modification would not affect ACGL, no assurance can be given that the final 2007 bill will not make the Jobs Act anti-inversion rule applicable retroactively to inversions that occurred on an earlier date, in which case ACGL could be adversely affected. We also understand that hearings on corporate inversions might be held soon in the House of Representatives. Additional legislation, if passed, and other changes in U.S. tax laws, regulations and interpretations thereof to address these issues could adversely affect us.

U.S. persons who hold our common shares or preferred shares may be subject to U.S. income taxation at ordinary income rates on our undistributed earnings and profits.

We believe that we and our non-U.S. subsidiaries currently might be controlled foreign corporations (“CFCs”), although our bye-laws are designed to preclude any U.S. person from adverse tax consequences as a result of our CFC status. We do not believe that we are a passive foreign investment company. Since these determinations and beliefs are based upon legal and factual conclusions, no assurances can be given that the U.S. Internal Revenue Service or a court would concur with our conclusions. If they were not to so concur, U.S. persons who hold our common shares or preferred shares may suffer adverse tax consequences.

Reduced tax rate for qualified dividend income received by individuals and other non-corporate holders may not be available in the future.

Dividends received by individuals and other non-corporate United States persons on our common shares or preferred shares in taxable years beginning on or before December 31, 2010 may constitute qualified dividend income that is subject to U.S. federal income tax at the rate applicable for long-term capital gains, rather than the higher rates applicable to ordinary income, provided that certain holding period requirements and other conditions are met. For taxable years beginning after December 31, 2010, qualified dividend income will no longer be taxed at the rate applicable for long-term capital gains unless legislation is enacted providing otherwise.

Our non-U.S. companies may be subject to U.K. tax that may have a material adverse effect on our results of operations.

We intend to operate in such a manner so that none of our companies, other than Arch-Europe and Arch-U.K., should be resident in the U.K. for tax purposes or have a permanent establishment in the U.K. Accordingly, we do not expect that any companies other than Arch-Europe and Arch-U.K. should be subject to U.K. taxation. However, since applicable law and regulations do not conclusively define the activities that constitute conducting business in the U.K. through a permanent establishment, the U.K. Inland Revenue might contend successfully that one or more of our companies, in addition to Arch-Europe and Arch-U.K., is conducting business in the U.K. through a permanent establishment in the U.K. and, therefore, subject to U.K. tax, which could have a material adverse effect on us.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                PROPERTIES

Our reinsurance group leases a total of approximately 9,100 square feet in Hamilton, Bermuda under a lease expiring in 2012, and approximately 19,200 square feet in Morristown, New Jersey under a lease expiring in 2011.

Our insurance group leases approximately 8,750 square feet in Hamilton, Bermuda for our Bermuda insurance operations. The principal U.S. office of our insurance group is located at One Liberty Plaza, New York, New York where we lease approximately 118,400 square feet. Such lease expires in 2014, with the exception of a portion of that lease for approximately 28,390 square feet that expires in 2010. Our insurance group also leases a total of approximately 206,200 square feet for its other primary U.S. offices and its office in Canada.

Arch-Europe leases approximately 10,770 square feet in London and 1,550 square feet in Germany. Arch-Europe has signed a lease for approximately 18,900 square feet in London which will replace its current offices in 2007. ACGL leases approximately 1,500 square feet in Bermuda. In addition, Arch Capital Services Inc., a subsidiary of ACGL which provides certain financial, legal and other administrative support services for ACGL and its subsidiaries, leases approximately 16,730 square feet in White Plains, New York.

For the years ended December 31, 2006, 2005 and 2004, our rental expense, net of income from subleases, was approximately $12.9 million, $11.1 million and $12.4 million, respectively. Our future minimum rental charges for the remaining terms of our existing leases, exclusive of escalation clauses and maintenance costs and net of rental income, will be approximately $83.0 million. We believe that the above described office space is adequate for our needs. However, as we continue to develop our business, we may open additional office locations during 2007.

ITEM 3.                LEGAL PROCEEDINGS

We, in common with the insurance industry in general, are subject to litigation and arbitration in the normal course of our business. As of December 31, 2006, we were not a party to any material litigation or arbitration other than as a part of the ordinary course of business in relation to claims and reinsurance recoverable matters, none of which is expected by management to have a significant adverse effect on our results of operations and financial condition and liquidity.

In 2003, the former owners of American Independent Insurance Holding Company (“American Independent”) commenced an action against ACGL, American Independent and certain of American Independent’s directors and officers and others seeking unspecified damages relating to the reorganization agreement pursuant to which we acquired American Independent in 2001. The plaintiffs filed a new pleading in October 2005. ACGL and the other defendants again moved to dismiss all claims, and those motions were granted in an Opinion and Order dated September 20, 2006, in which the court dismissed all counts of the second amended complaint with prejudice. The plaintiffs did not appeal from this Order, and their time for doing so has expired.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common shares are traded on the NASDAQ Stock Market under the symbol “ACGL.” For the periods presented below, the high and low sales prices and closing prices for our common shares as reported on the NASDAQ Stock Market were as follows:

	Three Months Ended
	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006
High	$70.59	$63.90	$62.60	$58.07
Low	62.71	56.46	55.42	52.00
Close	67.61	63.49	59.46	57.74

	Three Months Ended
	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005
High	$57.65	$49.99	$45.40	$42.20
Low	45.89	43.01	39.55	36.56
Close	54.75	49.59	45.05	40.04

On February 15, 2007 the high and low sales prices and the closing price for our common shares as reported on the NASDAQ Stock Market were $66.11, $65.55 and $66.01, respectively.

HOLDERS

As of February 15, 2007, and based on information provided to us by our transfer agent and proxy solicitor, there were approximately 138 holders of record of our common shares and approximately 43,000 beneficial holders of our common shares.

DIVIDENDS

Any determination to pay dividends on ACGL’s series A and series B non-cumulative preferred shares or common shares will be at the discretion of ACGL’s board of directors (or a duly authorized committee of the board of directors) and will be dependent upon its results of operations, financial condition and other factors deemed relevant by ACGL’s board of directors. As a holding company, ACGL will depend on future dividends and other permitted payments from its subsidiaries to pay dividends to its shareholders. ACGL’s subsidiaries’ ability to pay dividends, as well as its ability to pay dividends, is subject to regulatory, contractual, rating agency and other constraints. So long as any series A or series B non-cumulative preferred shares remain outstanding for any dividend period, unless the full dividends for the latest completed dividend period on all outstanding series A and series B non-cumulative preferred shares and parity shares have been declared and paid (or declared and a sum sufficient for the payment thereof has been set aside), (a) no dividend may be paid or declared on ACGL’s common shares or any of its other securities ranking junior to the series A and series B non-cumulative preferred shares (other than a dividend payable solely in common shares or in such other junior securities) and (b) no common shares or other junior shares may be purchased, redeemed or otherwise acquired for consideration by ACGL, directly or indirectly (other than (i) as a result of a reclassification of junior shares for or into other junior shares, or the exchange or conversion of one junior share for or into another junior share, (ii) through the use of the proceeds of a substantially contemporaneous sale of junior shares and (iii) as permitted by the bye-laws of ACGL in effect on the date of issuance of the series A and series B non-cumulative preferred shares.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

In June 2005, following shareholder approval, we adopted the 2005 Long Term Incentive and Share Award Plan (the “2005 Plan”). The 2005 Plan is intended to provide for competitive compensation opportunities, to encourage long-term service, to recognize individual contributions and reward achievement of performance goals and to promote the creation of long-term value for eligible employees by aligning the interests of such persons with those of our shareholders. The 2005 Plan will provide for the grant to eligible employees and directors stock options, stock appreciation rights, restricted shares, restricted share units payable in common shares or cash, share awards in lieu of cash awards, dividend equivalents and other share-based awards (the “Awards”). The 2005 Plan also will provide our non-employee directors with the opportunity to receive the annual retainer fee for Board service in common shares. A maximum of up to 2,000,000 common shares was reserved for issuance under the 2005 Plan, subject to anti-dilution adjustments in the event of certain changes in our capital structure. At December 31, 2006, approximately 1,528,878 shares are available for grant under the 2005 Plan.

Our shareholders approved the 2002 Long Term Incentive and Share Award Plan (“2002 Plan”) on June 27, 2002. The 2002 Plan provides for grants of stock options, stock appreciation rights, restricted shares, restricted units payable in common shares or cash, share awards in lieu of cash awards, dividend equivalents and other share-based awards of common shares to our new employees, existing employees and members of our board of directors. As of December 31, 2006, approximately 26,726 shares are available for grant under the 2002 Plan. We also adopted, and our shareholders approved, the 1995 Long Term Incentive and Share Award Plan (“1995 Plan”) and the 1999 Long Term Incentive and Share Award Plan (“1999 Plan”) in 1996 and 1999, respectively. In addition, our shareholders approved the 1995 Employee Stock Purchase Plan in 1996, but this plan was suspended in December 2002. All of the shares reserved for issuance under the 1995 Plan and the 1999 Plan have been granted pursuant to existing awards.

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

The following information is as of December 31, 2006:

Plan Category	Number of securities to be issued upon exercise of outstanding options (1), warrants and rights (a)	Weighted-average exercise price of outstanding options (1), warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,911,614	34.67	1,555,604
Equity compensation plans not approved by security holders	1,758,380	22.75	—
Total	5,669,994	30.97	1,555,604

(1)          Includes all vested and unvested options.

The following table summarizes our purchases of our common shares for the year ended December 31, 2006:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plan or Programs
1/1/2006-1/31/2006	—	—	—	—
2/1/2006-2/28/2006	11,514	$56.23	—	—
3/1/2006-3/31/2006	—	—	—	—
4/1/2006-4/30/2006	—	—	—	—
5/1/2006-5/31/2006	186	$58.19	—	—
6/1/2006-6/30/2006	—	—	—	—
7/1/2006-7/31/2006	—	—	—	—
8/1/2006-8/31/2006	1,957	$60.44	—	—
9/1/2006-9/30/2006	8,038	$62.52	—	—
10/1/2006-10/31/2006	225	$65.20	—	—
11/1/2006-11/30/2006	1,035	$67.57	—	—
12/1/2006-12/31/2006	4,297	$68.43	—	—
Total	27,252	$60.83	—	—

(1)          ACGL repurchases shares, from time to time, from employees in order to facilitate the payment of withholding taxes on restricted shares granted. We purchased these shares at their fair market value, as determined by reference to the closing price of our common shares on the day the restricted shares vested.

PERFORMANCE GRAPH

The following graph compares the cumulative total shareholder return on our common shares for  each of the last five years through December 31, 2006 to the cumulative total return, assuming reinvestment of dividends, of (1) Standard & Poor’s (“S&P”) 500 Composite Stock Index (“S&P 500 Index”) and (2) the S&P 500 Property & Casualty Insurance Index. The share price performance presented below is not necessarily indicative of future results.

CUMULATIVE TOTAL SHAREHOLDER RETURN (1)(2)(3)

(1)          Stock price appreciation plus dividends.

(2)          The above graph assumes that the value of the investment was $100 on December 31, 2001. The closing price for our common shares on December 31, 2006 (i.e., the last trading day in 2006) was $67.61.

(3)          This graph is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any filing by us under the Securities Act of 1933, as amended or the Securities and Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

ITEM 6.                SELECTED FINANCIAL DATA

The following table sets forth summary historical consolidated financial and operating data for the five-year period ended December 31, 2006 and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes.

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(U.S. dollars in thousands except share data)
Statement of Income Data:
Revenues:
Net premiums written	$3,017,418	$3,138,772	$2,980,032	$2,738,415	$1,261,627
Net premiums earned	3,081,665	2,977,716	2,915,882	2,212,599	654,976
Net investment income	380,205	232,902	143,705	80,992	51,249
Net realized gains (losses)	(19,437)	(53,456)	30,237	25,317	(839)
Total revenues	3,452,678	3,167,529	3,104,050	2,343,737	721,769
Income before income taxes and extraordinary item	739,893	285,435	343,127	306,500	54,540
Income before extraordinary item	713,214	256,486	316,899	279,775	55,096
Extraordinary gain—excess of fair value of acquired net assets over cost (net of $0 tax)(1)	—	—	—	816	3,886
Net income	713,214	256,486	316,899	280,591	58,982
Preferred dividends	(20,655)	—	—	—	—
Net income available to common shareholders	$692,559	$256,486	$316,899	$280,591	$58,982
Weighted average common shares and common share equivalents outstanding:
Basic(2)	73,212,432	35,342,650	31,560,737	26,264,055	20,095,698
Diluted(2)	76,246,725	74,709,858	72,519,045	67,777,794	59,662,178
Net income (loss) per common share data:
Basic(2):
Income before extraordinary item	$9.46	$7.26	$10.04	$10.65	$2.74
Extraordinary gain(1)	—	—	—	0.03	0.19
Net income available to common shareholders	$9.46	$7.26	$10.04	$10.68	$2.93
Diluted(2):
Income before extraordinary item	$9.08	$3.43	$4.37	$4.13	$0.92
Extraordinary gain(1)	—	—	—	0.01	0.07
Net income available to common shareholders	$9.08	$3.43	$4.37	$4.14	$0.99
Cash dividends per share	—	—	—	—	—

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(U.S. dollars in thousands except share data)
Balance Sheet Data:
Total investments and cash(3)	$9,319,148	$7,119,450	$5,835,515	$3,717,147	$1,985,898
Premiums receivable	749,961	672,902	520,781	477,032	343,716
Unpaid losses and loss adjustment expenses recoverable	1,552,157	1,389,768	617,607	369,080	211,100
Total assets	14,312,467	11,488,436	8,218,754	5,585,321	2,991,328
Reserves for losses and loss adjustment expenses:
Before unpaid losses and loss adjustment expenses recoverable	6,463,041	5,452,826	3,492,759	1,911,596	592,432
Net of unpaid losses and loss adjustment expenses recoverable	4,910,884	4,063,058	2,875,152	1,542,516	381,332
Unearned premiums:
Before prepaid reinsurance premiums	1,791,922	1,699,691	1,518,162	1,378,654	748,203
Net of prepaid reinsurance premiums	1,321,784	1,377,256	1,219,795	1,166,937	641,119
Senior notes	300,000	300,000	300,000	—	—
Revolving credit agreement borrowings	—	—	—	200,000	—
Total liabilities	10,721,848	9,007,909	5,976,848	3,874,592	1,580,084
Common shareholders’ equity	3,265,619	2,480,527	2,241,906	1,710,729	1,411,244
Preferred shareholders’ equity	325,000	—	—	—	—
Total shareholders’ equity	3,590,619	2,480,527	2,241,906	1,710,729	1,411,244
Book value:
Per common share(4)	$43.97	$33.82	$41.76	$31.74	$21.48
Diluted(5)	$43.97	$33.82	$31.03	$25.52	$21.20
Shares outstanding:
Basic	74,270,466	73,334,870	34,902,923	28,200,372	27,725,334
Diluted(5)	74,270,466	73,334,870	72,251,073	67,045,037	66,569,999

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

(3)           In our securities lending transactions, we receive collateral in excess of the fair value of the fixed maturities and short-term investments pledged under securities lending agreements. For purposes of this table, we have excluded $891.4 million and $893.4 million, respectively, of collateral received which is reflected as “short-term investment of funds received under securities lending agreements, at fair value” and included $860.8 million and $863.9 million, respectively, of “fixed maturities and short-term investments pledged under securities lending agreements, at fair value” at December 31, 2006 and 2005.

(4)           Book value per common share at December 31, 2004, 2003 and 2002 was determined by dividing (i) the difference between total shareholders’ equity and the aggregate liquidation preference of the series A convertible preference shares of $784.3 million, $815.7 million and $815.7 million, respectively, by (ii) the number of common shares outstanding. All outstanding series A convertible preference shares were converted to common shares in 2005.

(5)           Book value per share excludes the effects of stock options and, in periods prior to 2005, class B warrants. Diluted shares outstanding and diluted book value per share as of December 31, 2001 have been adjusted on a pro forma basis to reflect the issuance of additional series A convertible preference shares on June 28, 2002 and December 16, 2002 pursuant to post-closing purchase price adjustment mechanisms under the Subscription Agreement.

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

General

Overview

Arch Capital Group Ltd. (“ACGL” and, together with its subsidiaries, “we” or “us”) is a Bermuda public limited liability company with approximately $3.9 billion in capital at December 31, 2006 and, through operations in Bermuda, the United States, Europe and Canada, writes insurance and reinsurance on a worldwide basis. While we are positioned to provide a full range of property and casualty insurance and reinsurance lines, we focus on writing specialty lines of insurance and reinsurance. It is our belief that our underwriting platform, our experienced management team and our strong capital base that is unencumbered by significant pre-2002 risks have enabled us to establish a strong presence in the insurance and reinsurance markets.

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

In addition, the weather-related catastrophic events that occurred in the second half of 2005 have resulted in substantial improvements in market conditions in property and certain marine business. We have increased our writings in these lines of business and, as a result, these lines, which are volatile, will represent a larger proportion of our overall book of business in future periods, which may increase the volatility in our results of operations. In order to support this expansion, we sold $325 million of non-cumulative preferred shares in 2006 and signed a quota-share reinsurance treaty with Flatiron Re Ltd., a dedicated reinsurance vehicle, which has allowed us to increase our participation in property and marine lines without significantly increasing our probable maximum loss. The treaty with Flatiron Re Ltd. provides for a profit commission based on the reported underwriting results on a cumulative basis. We record such profit commission based on underwriting experience recorded each quarter. The profit commission arrangement with Flatiron Re Ltd. may increase the volatility of our reported results of operations on both a quarterly and annual basis. As a result, our writings in the property and marine lines of business in 2006 represented a larger proportion of our overall book of business than in 2005.

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

In October 2001, we launched an underwriting initiative to meet current and future demand in the global insurance and reinsurance markets that included the recruitment of new insurance and reinsurance management teams and an equity capital infusion of $763.2 million in the form of convertible preference shares. In April 2002, we completed an offering of common shares and received net proceeds of $179.2 million and, in September 2002, we received proceeds of $74.3 million from the exercise of class A warrants by our principal shareholders and certain other investors. In March 2004, we completed a public offering of common shares and received net proceeds of $179.3 million and, in May 2004, we completed a public offering of $300 million principal amount of 7.35% senior notes due May 1, 2034 and received net proceeds of $296.4 million, of which $200 million of the net proceeds was used to repay all amounts outstanding under our existing credit facility. In 2006, we issued $325.0 million of non-cumulative preferred shares in public offerings and received net proceeds of $314.4 million.

In the 2005 fourth quarter, all remaining outstanding convertible preference shares were converted to common shares. Since the preference shares were treated as common share equivalents in our reported financial results, the conversion had no impact on diluted earnings per share or diluted book value per share. However, the convertible preference shares were not included in basic calculations prior to their conversion to common shares and, due to the timing of the conversions, basic average shares outstanding and basic earnings per share for 2005 only reflect the impact of the preference share conversion for a small portion of the year. Management does not believe that the comparison of basic earnings per share is meaningful for the 2006, 2005 or 2004 periods presented and such amounts have not been presented or discussed herein.

Revenues

We derive our revenues primarily from the issuance of insurance policies and reinsurance contracts. Insurance and reinsurance premiums are driven by the volume and classes of business of the policies and contracts that we write which, in turn, are related to prevailing market conditions. The premium we charge for the risks assumed is also based on many assumptions. We price these risks well before our ultimate costs are known, which may extend many years into the future. In addition, our revenues include fee income and income we generate from our investment portfolio. Our investment portfolio is comprised primarily of fixed income investments that are classified as “available for sale.” Under our basis of accounting, GAAP, these investments are carried at fair value and unrealized gains and losses on the investments are not included in our statement of income. These unrealized gains and losses are included in accumulated other comprehensive income or loss as a separate component of shareholders’ equity in our balance sheet.

Costs and Expenses

Our costs and expenses primarily consist of losses and loss adjustment expenses, acquisition expenses and other operating expenses. Losses and loss adjustment expenses include management’s best estimate of the ultimate cost of claims incurred during a reporting period. Such costs consist of three components: paid losses, changes in estimated amounts for known losses (“case reserves”), and changes in reserves for incurred but not reported (“IBNR”) losses. See “—Critical Accounting Policies, Estimates and Recent Accounting Pronouncements—Reserves for Losses and Loss Adjustment Expenses” for further discussion. Acquisition expenses, net of ceding commissions received from unaffiliated reinsurers, consist primarily of commissions, brokerage and taxes paid to obtain our business. A significant portion of such costs is paid based on a percentage of the premium written and will vary for each class or type of business that we underwrite. Other operating expenses consist primarily of certain company costs necessary to support our worldwide insurance and reinsurance operations. A large portion of such costs are compensation-related and include share-based compensation.

Critical Accounting Policies, Estimates and Recent Accounting Pronouncements

The preparation of consolidated financial statements in accordance with GAAP requires us to make many estimates and judgments that affect the reported amounts of assets, liabilities (including reserves), revenues and expenses, and related disclosures of contingent liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, insurance and other reserves, reinsurance recoverables, allowance for doubtful accounts, investment valuations, intangible assets, bad debts, income taxes, contingencies and litigation. We base our estimates on historical experience, where possible, and on various other assumptions that we believe to be reasonable under the circumstances, which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates and judgments for a relatively new insurance and reinsurance company, like our company, are even more difficult to make than those made in a mature company since limited historical information has been reported to us through December 31, 2006. Actual results will differ from these estimates and such differences may be material. We believe that the following critical accounting policies require our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Reserves for Losses and Loss Adjustment Expenses

We are required by applicable insurance laws and regulations and GAAP to establish reserves for losses and loss adjustment expenses (“Loss Reserves”) that arise from the business we underwrite. Loss Reserves for our insurance and reinsurance operations are balance sheet liabilities representing estimates of future amounts required to pay losses and loss adjustment expenses for insured or reinsured events which have occurred at or before the balance sheet date. Loss Reserves do not reflect contingency reserve allowances to account for future loss occurrences. Losses arising from future events will be estimated and recognized at the time the losses are incurred and could be substantial.

At December 31, 2006 and 2005, our Loss Reserves, net of unpaid losses and loss adjustment expenses recoverable, by type and by operating segment were as follows:

	December 31,
	2006	2005
	(U.S. dollars in thousands)
Insurance:
Case reserves.	$619,981	$421,131
IBNR reserves	1,795,510	1,413,243
Total net reserves	$2,415,491	$1,834,374
Reinsurance:
Case reserves.	$605,113	$488,593
Additional case reserves	74,181	116,788
IBNR reserves	1,816,099	1,623,303
Total net reserves	$2,495,393	$2,228,684
Total:
Case reserves.	$1,225,094	$909,724
Additional case reserves	74,181	116,788
IBNR reserves	3,611,609	3,036,546
Total net reserves	$4,910,884	$4,063,058

Insurance Operations

Loss Reserves for our insurance operations are comprised of (1) case reserves for claims reported and (2) reserves for losses that have occurred but for which claims have not yet been reported, referred to as IBNR reserves. For our insurance operations, generally, claims personnel determine whether to establish a case reserve for the estimated amount of the ultimate settlement of individual claims. The estimate reflects the judgment of claims personnel based on general corporate reserving practices, the experience and knowledge of such personnel regarding the nature and value of the specific type of claim and, where appropriate, advice of counsel. Our insurance operations also contract with a number of outside third party administrators in the claims process who, in certain cases, have limited authority to establish case reserves. The work of such administrators is reviewed and monitored by our claims personnel. Loss Reserves are also established to provide for loss adjustment expenses (“LAE”) and represent the estimated expense of settling claims, including legal and other fees and the general expenses of administering the claims adjustment process. Periodically, adjustments to the reported or case reserves may be made as additional information regarding the claims is reported or payments are made. IBNR reserves are established to provide for incurred claims which have not yet been reported to an insurer or reinsurer at the balance sheet date as well as to adjust for any projected variance in case reserving. IBNR reserves are derived by subtracting paid losses and LAE and case reserves from estimates of ultimate losses and loss adjustment expenses. Actuaries estimate ultimate losses and LAE using various generally accepted actuarial methods applied to known losses and other relevant information. Like case reserves, IBNR reserves are adjusted as additional information becomes known or payments are made. The process of estimating reserves involves a considerable degree of judgment by management and, as of any given date, is inherently uncertain.

Ultimate losses and LAE are generally determined by extrapolation of claim emergence and settlement patterns observed in the past that can reasonably be expected to persist into the future. In forecasting ultimate losses and LAE with respect to any line of business, past experience with respect to that line of business is the primary resource, developed through both industry and company experience, but cannot be relied upon in isolation. Uncertainties in estimating ultimate losses and LAE are magnified by the time lag between when a claim actually occurs and when it is reported and settled. This time lag is sometimes referred to as the “claim-tail”. The claim-tail for most property coverages is typically short (usually several months up to a few years). The claim-tail for certain professional liability, executive assurance and healthcare coverages, which are generally written on a claims-made basis, is typically longer than property coverages but shorter than casualty lines. The claim-tail for liability/casualty coverages, such as general liability, products liability, multiple peril coverage, and workers’ compensation, may be especially long as claims are often reported and ultimately paid or settled years, even decades, after the related loss events occur. During the long claims reporting and settlement period, additional facts regarding coverages written in prior accident years, as well as about actual claims and trends, may become known and, as a result, our insurance operations may adjust their reserves. If management determines that an adjustment is appropriate, the adjustment is recorded in the accounting period in which such determination is made in accordance with GAAP. Accordingly, should Loss Reserves need to be increased or decreased in the future from amounts currently established, future results of operations would be negatively or positively impacted, respectively.

In determining ultimate losses and LAE, the cost to indemnify claimants, provide needed legal defense and other services for insureds and administer the investigation and adjustment of claims are considered. These claim costs are influenced by many factors that change over time, such as expanded coverage definitions as a result of new court decisions, inflation in costs to repair or replace damaged property, inflation in the cost of medical services and legislated changes in statutory benefits, as well as by the particular, unique facts that pertain to each claim. As a result, the rate at which claims arose in the past and the costs to settle them may not always be representative of what will occur in the future. The factors influencing changes in claim costs are often difficult to isolate or quantify and developments in paid and incurred losses from historical trends are frequently subject to multiple and conflicting interpretations. Changes in coverage terms or claims handling practices may also cause future experience and/or development patterns to vary from the past. A key objective of actuaries in developing estimates of ultimate losses and LAE, and resulting IBNR reserves, is to identify aberrations and systemic changes occurring within historical experience and accurately adjust for them so that the future can be projected reliably. Because of the factors previously discussed, this process requires the substantial use of informed judgment and is inherently uncertain.

At December 31, 2006 and 2005, Loss Reserves for our insurance operations by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	December 31,
	2006	2005
	(U.S. dollars in thousands)
Casualty	$564,959	$420,113
Programs	345,490	323,527
Construction and surety	385,149	267,569
Executive assurance	344,881	222,949
Professional liability	335,104	226,815
Property, marine and aviation.	304,004	259,686
Healthcare	125,913	104,464
Other	9,991	9,251
Total net reserves	$2,415,491	$1,834,374

The reserving method for our insurance operations to date has been, to a large extent, the expected loss method, which is commonly applied when limited loss experience exists. Any estimates and assumptions made as part of the reserving process could prove to be inaccurate due to several factors, including the fact that limited historical information has been reported to our insurance operations through December 31, 2006. See below for a discussion of the key assumptions in our insurance operations’ reserving process.

Although Loss Reserves are initially determined based on underwriting and pricing analysis, our insurance operations apply several generally accepted actuarial methods, as discussed below, on a quarterly basis to evaluate their Loss Reserves, in addition to the expected loss method, in particular for Loss Reserves from more mature accident years (the year in which a loss occurred). As noted below, beginning in 2005, our insurance operations began to give a relatively small amount of weight to their own experience following reviews of open claims on lines of business written on a claims-made basis for which they developed a reasonable level of credible data. Each quarter, as part of the reserving process, actuaries at our insurance operations reaffirm that the assumptions used in the reserving process continue to form a sound basis for the projection of liabilities. If actual loss activity differs substantially from expectations based on historical information, an adjustment to loss reserves may be supported. As time passes, estimated Loss Reserves for a given accident year will be based more on historical loss activity and patterns than on the initial assumptions based on pricing indications. Our insurance operations place more or less reliance on a particular actuarial method based on the facts and circumstances at the time the estimates of Loss Reserves are made. These methods generally fall into one of the following categories or are hybrids of one or more of the following categories:

•       Expected loss methods—these methods are based on the assumption that ultimate losses vary proportionately with premiums. Expected loss and LAE ratios are typically developed based upon the information derived by underwriters and actuaries during the initial pricing of the business, supplemented by industry data available from organizations, such as statistical bureaus and consulting firms, where appropriate. These ratios consider, among other things, rate increases and changes in terms and conditions that have been observed in the market. Expected loss methods are useful for estimating ultimate losses and LAE in the early years of long-tailed lines of business, when little or no paid or incurred loss information is available, and is commonly applied when limited loss experience exists for a company.

•       Historical incurred loss development methods—these methods assume that the ratio of losses in one period to losses in an earlier period will remain constant in the future. These methods use incurred losses (i.e., the sum of cumulative historical loss payments plus outstanding case reserves) over discrete periods of time to estimate future losses. Historical incurred loss development methods may be preferable to historical paid loss development methods because they explicitly take into account open cases and the claims adjusters’ evaluations of the cost to settle all known claims. However, historical incurred loss development methods necessarily assume that case reserving practices are consistently applied over time. Therefore, when there have been significant changes in how case reserves are established, using incurred loss data to project ultimate losses may be less reliable than other methods.

•       Historical paid loss development methods—these methods, like historical incurred loss development methods, assume that the ratio of losses in one period to losses in an earlier period will remain constant. These methods use historical loss payments over discrete periods of time to estimate future losses and necessarily assume that factors that have affected paid losses in the past, such as inflation or the effects of litigation, will remain constant in the future. Because historical paid loss development methods do not use incurred losses to estimate ultimate losses, they may be more reliable than the other methods that use incurred losses in situations where there are significant changes in how incurred losses are established by a company’s claims adjusters. However, historical paid loss development methods are more leveraged (meaning that small changes in payments have a larger impact on estimates of ultimate losses) than actuarial methods that use incurred losses because cumulative loss payments take much longer to equal the expected ultimate losses than cumulative incurred amounts. In addition, and for similar reasons, historical paid loss development methods are often slow to react to situations when new or different factors arise than those that have affected paid losses in the past.

•       Adjusted historical paid and incurred loss development methods—these methods take traditional historical paid and incurred loss development methods and adjust them for the estimated impact of changes from the past in factors such as inflation, the speed of claim payments or the adequacy of case reserves. Adjusted historical paid and incurred loss development methods are often more reliable methods of predicting ultimate losses in periods of significant change, provided the actuaries can develop methods to reasonably quantify the impact of changes. As such, these methods utilize more judgment than historical paid and incurred loss development methods.

•       Bornhuetter-Ferguson (“B-F”) paid and incurred loss methods—these methods utilize actual paid and incurred losses and expected patterns of paid and incurred losses, taking the initial expected ultimate losses into account to determine an estimate of expected ultimate losses. The B-F paid and incurred loss methods are useful when there are few reported claims and a relatively less stable pattern of reported losses.

•       Additional analyses—other methodologies are often used in the reserving process for specific types of claims or events, such as catastrophic or other specific major events. These include vendor catastrophe models, which are typically used in the estimation of Loss Reserves at the early stage of known catastrophic events before information has been reported to an insurer or reinsurer, and analyses of specific industry events, such as large lawsuits or claims.

In the initial reserving process for casualty business, primarily consisting of primary and excess exposures written on an occurrence basis, our insurance operations primarily rely on the expected loss method. The development of our insurance operations’ casualty business may be unstable due to its long-tail nature and the occurrence of high severity events, as a portion of our insurance operations’ casualty business is in high excess layers. As time passes, for a given accident year, additional weight is given to the paid and incurred B-F loss development methods and historical paid and incurred loss development methods in the reserving process. Our insurance operations make a number of key assumptions in reserving for casualty business, including that the pricing loss ratio is the best estimate of the ultimate loss ratio at the time the policy is entered into, that our insurance operations’ loss development patterns, which are based on industry loss development patterns and adjusted to reflect differences in our insurance operations’ mix of business, are reasonable and that our insurance operations’ claims personnel and underwriters analyses of our exposure to major events are assumed to be our best estimate of our exposure to the known claims on those events. As noted earlier, due to the long claims reporting and settlement period for casualty business, additional facts regarding coverages written in prior accident years, as well as about actual claims and trends may become known and, as a result, our insurance operations may be required to adjust their casualty reserves. The expected loss ratios used in the initial reserving process for our insurance operations’ casualty business for recent accident years have not varied significantly from earlier accident years due to the long-tail nature of the business written and the limited number of years of historical experience available for use in projecting loss experience using standard actuarial methods. As the credibility of historical experience for earlier accident years increases, the experience from these accident years will be given a greater weighting in the actuarial analysis to determine future accident year expected loss ratios, adjusted for changes in pricing, loss trends, terms and conditions and reinsurance structure.

In the initial reserving process for property, marine and aviation business, which are primarily short-tail exposures, our insurance operations primarily rely on the expected loss method. For catastrophe-

exposed business, our insurance operations’ reserving process also includes the usage of catastrophe models for known events and a heavy reliance on analysis of individual catastrophic events and management judgment. The development of property losses can be unstable, especially for policies characterized by high severity, low frequency losses. As time passes, for a given accident year, additional weight is given to the paid and incurred B-F loss development methods and historical paid and incurred loss development methods in the reserving process. Our insurance operations make a number of key assumptions in their reserving process, including that historical paid and reported development patterns are stable, catastrophe models provide useful information about our exposure to catastrophic events that have occurred and our underwriters’ judgment as to potential loss exposures can be relied on. The expected loss ratios used in the initial reserving process for our insurance operations’ property business have varied over time due to changes in pricing, reinsurance structure, estimates of catastrophe losses, policy changes (such as attachment points, class and limits) and geographical distribution. As a result of the weather-related catastrophic events in the second half of 2005 (and to a lesser extent in 2004), there has been a substantial improvement in rates and market conditions in property lines. As losses in property lines are reported relatively quickly, expected loss ratios are selected for the current accident year based upon actual attritional loss ratios for earlier accident years, adjusted for rate changes, inflation, changes in reinsurance programs and expected attritional losses based on modeling. Due to the short-tail nature of property business, reported loss experience emerges quickly and ultimate losses are known in a reasonably short period of time.

In addition to the assumptions and development characteristics noted above for casualty and property business, our insurance operations authorize managing general agents, general agents and other producers to write program business on their behalf within prescribed underwriting authorities. This adds additional complexity to the reserving process. To monitor adherence to the underwriting guidelines given to such parties, our insurance operations periodically perform claims due diligence reviews. In the initial reserving process for program business, consisting of property and liability exposures which are primarily written on an occurrence basis, our insurance operations primarily rely on the expected loss method. As time passes, for a given accident year, additional weight is given to the paid and incurred B-F loss development methods and historical paid and incurred loss development methods in the reserving process. The expected loss ratios used in the initial reserving process for our insurance operations’ program business have varied over time depending on the type of exposures written (casualty or property) and changes in pricing, loss trends, reinsurance structure and changes in the underlying business.

In the initial reserving process for executive assurance, professional liability and healthcare business, primarily consisting of medium-tail exposures written on a claims-made basis, our insurance operations primarily rely on the expected loss method. As time passes, for a given accident year, additional weight is given to the paid and incurred B-F loss development methods and historical paid and incurred loss development methods in the reserving process. Beginning in 2005, our insurance operations began to give a relatively small amount of weight to their own experience following reviews of open claims, in particular for lines of business written on a claims-made basis for which they developed a reasonable level of credible data. In general, the expected loss ratios for executive assurance, professional liability and healthcare business for recent accident years have not varied significantly from earlier accident years since this business is primarily written on a claims-made basis and is subject to high severity, low frequency losses. In addition, only a limited number of years of historical experience is available for use in projecting loss experience using standard actuarial methods. As the credibility of historical experience for earlier accident years increases, the experience from these accident years will be given a greater weighting in the actuarial analysis to determine future accident year expected loss ratios, adjusted for the occurrence or lack of large losses, changes in pricing, loss trends, terms and conditions and reinsurance structure.

In the initial reserving process for construction and surety business, consisting of primary and excess casualty and contract surety coverages written on an occurrence and claims-made basis, our insurance operations primarily rely on the expected loss method. Such business is subject to the assumptions and development characteristics noted above for casualty business. As time passes, for a given accident year, additional weight is given to the paid and incurred B-F loss development methods and historical paid and incurred loss development methods in the reserving process. The expected loss ratios used in the initial reserving process for our insurance operations’ construction and surety business for recent accident years have not varied significantly from earlier accident years due to the medium-tail nature of the business written and the limited number of years of historical experience available for use in actuarial methods. As the credibility of historical experience for earlier accident years increases, the experience from these accident years will be given a greater weighting in the actuarial analysis to determine future accident year expected loss ratios, adjusted for anticipated changes in the regulatory environment, pricing, loss trends, terms and conditions and reinsurance structure.

For the years ended December 31, 2004 to 2006, on average, our insurance segment has reported approximately $16 million of estimated net favorable development in prior year Loss Reserves, or approximately 1.4% of average beginning Loss Reserves. Of such amount, approximately $19 million came from long-tail lines, or 4.1% of average beginning Loss Reserves, and $6 million from medium-tail lines, or 1.1% of beginning Loss Reserves, offset partially by adverse development on $9 million from short-tail lines, or 5% of average beginning Loss Reserves. The average adverse development on short-tail lines resulted from $31 million of adverse development recorded in 2006 on the 2005 catastrophic events. For the year ended December 31, 2006, estimated net favorable development in prior year Loss Reserves was $8 million, or 0.5% of beginning Loss Reserves. Such amount consisted of approximately $32 million from long-tail lines, or 4.5% of beginning Loss Reserves, and $20 million from medium-tail lines, or 2.5% of beginning Loss Reserves, partially offset by adverse development of $44 million from short-tail lines (which included $31 million of adverse development on the 2005 catastrophic events), or 14.2% of beginning Loss Reserves. For informational purposes, based on historical results, applying the 1.4% average estimated net favorable development in average beginning Loss Reserves for the years ended December 31, 2004 to 2006 to our insurance segment’s net Loss Reserves of $2.42 billion at December 31, 2006 would result in an increase in income before income taxes of approximately $33 million, or $0.43 per diluted share, and applying the 0.5% of estimated net favorable development in beginning Loss Reserves for the year ended December 31, 2006 to such Loss Reserves would result in an increase in income before income taxes of approximately $11 million, or $0.14 per diluted share. The amounts noted above are informational only and should not be considered projections of future events. Future favorable or adverse development in our insurance segment’s Loss Reserves is subject to numerous factors, and no assurances can be given that we will experience favorable development in our Loss Reserves or that our ultimate losses will not be significantly different than the amounts shown above, and such differences could directly and significantly impact earnings favorably or unfavorably in the period they are determined. Because of our insurance segment’s limited operating history, the sensitivity analysis above is one way to gauge the impact of changes in the assumptions in our reserving process. For another estimate of potential variability in our insurance segment’s Loss Reserves, see “—Simulation Results.” Refer to “Results of Operations” for a discussion on net favorable or adverse development of our insurance operations’ prior year Loss Reserves.

Reinsurance Operations

Loss Reserves for our reinsurance operations are comprised of (1) case reserves for claims reported, (2) additional case reserves (“ACRs”) and (3) IBNR reserves. Our reinsurance operations receive reports of claims notices from ceding companies and record case reserves based upon the amount of reserves recommended by the ceding company. Case reserves on known events may be supplemented by ACRs, which are often estimated by our reinsurance operations’ claims personnel ahead of official notification from the ceding company, or when our reinsurance operations’ judgment regarding the size or severity of the known event differs from the ceding company. In certain instances, our reinsurance operations establish ACRs even when the ceding company does not report any liability on a known event. In addition, specific claim information reported by ceding companies or obtained through claim audits can alert our reinsurance operations to emerging trends such as changing legal interpretations of coverage and liability, claims from unexpected sources or classes of business, and significant changes in the frequency or severity of individual claims. Such information is often used in the process of estimating IBNR reserves.

The estimation of Loss Reserves for our reinsurance operations is subject to the same risk factors as the estimation of Loss Reserves for our insurance operations. In addition, the inherent uncertainties of estimating such reserves are even greater for reinsurers, due primarily to: (1) the claim-tail for reinsurers is generally longer because claims are first reported to the ceding company and then to the reinsurer through one or more intermediaries, (2) the reliance on premium estimates, where reports have not been received from the ceding company, in the reserving process, (3) the potential for writing a number of reinsurance contracts with different ceding companies with the same exposure to a single loss event, (4) the diversity of loss development patterns among different types of reinsurance treaties or facultative contracts, (5) the necessary reliance on the ceding companies for information regarding reported claims and (6) the differing reserving practices among ceding companies.

As with our insurance operations, the process of estimating Loss Reserves for our reinsurance operations involves a considerable degree of judgment by management and, as of any given date, is inherently uncertain. As discussed above, such uncertainty is greater for reinsurers compared to insurers. As a result, our reinsurance operations obtain information from numerous sources to assist in the process. Pricing actuaries from our reinsurance operations devote considerable effort to understanding and analyzing a ceding company’s operations and loss history during the underwriting of the business, using a combination of ceding company and industry statistics. Such statistics normally include historical premium and loss data by class of business, individual claim information for larger claims, distributions of insurance limits provided, loss reporting and payment patterns, and rate change history. This analysis is used to project expected loss ratios for each treaty during the upcoming contract period.

As mentioned above, there can be a considerable time lag from the time a claim is reported to a ceding company to the time it is reported to the reinsurer. The lag can be several years in some cases and may be attributed to a number of reasons, including the time it takes to investigate a claim, delays associated with the litigation process, the deterioration in a claimant’s physical condition many years after an accident occurs, the case reserving approach of the ceding company, etc. In the reserving process, our reinsurance operations assume that such lags are predictable, on average, over time and therefore the lags are contemplated in the loss reporting patterns used in their actuarial methods. This means that our reinsurance operations must rely on estimates for a longer period of time than does an insurance company.

Backlogs in the recording of assumed reinsurance can also complicate the accuracy of loss reserve estimation. As of December 31, 2006, there were no significant backlogs related to the processing of assumed reinsurance information at our reinsurance operations.

Our reinsurance operations rely heavily on information reported by ceding companies, as discussed above. In order to determine the accuracy and completeness of such information, underwriters, actuaries, and claims personnel at our reinsurance operations often perform audits of ceding companies and regularly review information received from ceding companies for unusual or unexpected results. Material findings are usually discussed with the ceding companies. Our reinsurance operations sometime encounter situations where it determines that a claim presentation from a ceding company is not in accordance with contract terms. In these situations, our reinsurance operations attempt to resolve the dispute with the ceding company. Most situations are resolved amicably and without the need for litigation or arbitration. However, in the infrequent situations where a resolution is not possible, our reinsurance operations will vigorously defend their position in such disputes.

At December 31, 2006 and 2005, Loss Reserves for our reinsurance operations by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	December 31,
	2006	2005
	(U.S. dollars in thousands)
Casualty	$1,545,363	$1,308,657
Property excluding property catastrophe	306,990	264,949
Other specialty.	239,132	266,600
Marine and aviation	176,144	175,375
Property catastrophe	147,031	103,200
Other	80,733	109,903
Total net reserves	$2,495,393	$2,228,684

The reserving method for our reinsurance operations to date has been, to a large extent, the expected loss method, which is commonly applied when limited loss experience exists. Any estimates and assumptions made as part of the reserving process could prove to be inaccurate due to several factors, including the fact that limited historical information has been reported to our reinsurance operations through December 31, 2006. See below for a discussion of the key assumptions in our reinsurance operations’ reserving process.

Although Loss Reserves are initially determined based on underwriting and pricing analysis, our reinsurance operations apply several generally accepted actuarial methods, as discussed above, on a quarterly basis to evaluate their Loss Reserves in addition to the expected loss method, in particular for Loss Reserves from more mature underwriting years (the year in which business is underwritten). Each quarter, as part of the reserving process, actuaries at our reinsurance operations reaffirm that the assumptions used in the reserving process continue to form a sound basis for projection of liabilities. If actual loss activity differs substantially from expectations based on historical information, an adjustment to loss reserves may be supported. As time passes, for a given underwriting year, the reserving process to estimate Loss Reserves will be based more on actual loss activity and historical patterns than on initial assumptions based on pricing indications. Our reinsurance operations place more or less reliance on a particular actuarial method based on the facts and circumstances at the time the estimates of Loss Reserves are made.

In the initial reserving process for medium-tail and long-tail lines, consisting of casualty, other specialty, marine and aviation and other exposures, our reinsurance operations primarily rely on the expected loss method. The development of medium-tail and long-tail business may be unstable, especially if there are high severity major events, with business written on an excess of loss basis typically having a longer tail than business written on a pro rata basis. As time passes, for a given underwriting year, additional weight is given to the paid and incurred B-F loss development methods and historical paid and incurred loss development methods in the reserving process. Our reinsurance operations make a number of key assumptions in reserving for medium-tail and long-tail lines, including that the pricing loss ratio is the best estimate of the ultimate loss ratio at the time the contract is entered into, historical paid and reported development patterns are stable and our reinsurance operations’ claims personnel and underwriters analyses of our exposure to major events are assumed to be our best estimate of our exposure to the known claims on those events. The expected loss ratios used in our reinsurance operations’ initial reserving process for medium-tail and long-tail contracts have varied over time due to changes in pricing, terms and conditions and reinsurance structure. As the credibility of historical experience for earlier underwriting years increases, the experience from these underwriting years will be used in the actuarial analysis to determine future underwriting year expected loss ratios, adjusted for changes in pricing, loss trends, terms and conditions and reinsurance structure.

The process of estimating Loss Reserves for our reinsurance operations involves a considerable degree of judgment by management and, as of any given date, is inherently uncertain. The inherent uncertainties of estimating such reserves are even greater for reinsurers than for insurers due to the longer claim-tail for reinsurers, the reliance on premium estimates in the reserving process, the diversity and instability of loss development patterns, the necessary reliance on the ceding companies for information regarding reported claims and the differing reserving practices among ceding companies. In addition, as a result of the start up nature of our reinsurance operations in 2002 and 2003, the assumptions used in the initial loss estimates were subject to greater uncertainty than for an established company, especially for casualty reinsurance exposures (which have a longer claim-tail and involve a higher degree of judgment by management than short-tail lines). In the reserving process in 2002 and 2003, our reinsurance operations recognized that there is a possibility that the assumptions made could prove to be inaccurate due to the factors discussed above related to the start up nature of their operations in both periods.

In response to such factors, and their impact on the credibility of the initial loss estimates for casualty reinsurance exposures, a provision was included in establishing our reinsurance operations’ net Loss Reserves in 2002 and 2003 on casualty losses occurring prior to each balance sheet date. As of December 31, 2003, the provision, included in IBNR, was $49.0 million (or 5.0% of our reinsurance operations’ net Loss Reserves). Due to the additional data our reinsurance operations had gained on its existing book of business by the end of 2003, it was determined that it was no longer necessary to continue to include a provision in the reserving process beginning in 2004. Based on the recommendation of an independent actuarial firm, our reinsurance operations adopted a methodology to evaluate the existing provision by comparing actual claims experience to a schedule of expected claims experience prepared by the independent actuarial firm. If the actual claims experience is in line with the expected claims experience, a reduction of the provision is made based on the schedule established in the review. For the years ended December 31, 2006, 2005 and 2004, following reviews of actual and expected claims experience, our reinsurance operations reduced the provision by $7.7 million, $12.1 million and $7.3 million, respectively. At December 31, 2006, the remaining provision included in our reinsurance operations’ Loss Reserves was $21.9 million (or 0.9% of our reinsurance operations’ net Loss Reserves), compared to $29.6 million (or 1.3% of our reinsurance operations’ net Loss Reserves) at December 31, 2005.

In the initial reserving process for short-tail lines, consisting of property excluding property catastrophe and property catastrophe exposures, our reinsurance operations primarily rely on the expected loss method. For known catastrophic events, our reinsurance operations’ reserving process also includes the usage of catastrophe models and a heavy reliance on analysis which includes ceding company inquiries and management judgment. The development of property losses may be unstable, especially where there is high catastrophic exposure, may be characterized by high severity, low frequency losses for excess and catastrophe-exposed business and may be highly correlated across contracts. As time passes, for a given underwriting year, additional weight is given to the paid and incurred B-F loss development methods and historical paid and incurred loss development methods in the reserving process. Our reinsurance operations make a number of key assumptions in reserving for short-tail lines, including that historical paid and reported development patterns are stable, catastrophe models provide useful information about our exposure to catastrophic events that have occurred and our underwriters’ judgment and guidance received from ceding companies as to potential loss exposures may be relied on. The expected loss ratios used in the initial reserving process for our reinsurance operations’ property exposures have varied over time due to changes in pricing, reinsurance structure, estimates of catastrophe losses, terms and conditions and geographical distribution. As losses in property lines are reported relatively quickly, expected loss ratios are selected for the current underwriting year incorporating the experience for earlier underwriting years, adjusted for rate changes, inflation, changes in reinsurance programs, expectations about present and future market conditions and expected attritional losses based on modeling. Due to the short-tail nature of property business, reported loss experience emerges quickly and ultimate losses are known in a reasonably short period of time.

For the years ended December 31, 2004 to 2006, on average, our reinsurance segment has reported approximately $82 million of estimated net favorable development in prior year Loss Reserves, or 5.1% of average beginning Loss Reserves. Of such amount, approximately $66 million came from short-tail lines, or 10.6% of average beginning Loss Reserves, and $16 million came from medium-tail and long-tail lines, or 1.6% of average beginning Loss Reserves. For the year ended December 31, 2006, estimated net favorable development in prior year Loss Reserves was $69 million, or 3.1% of beginning Loss Reserves. Of such amount, approximately $37 million came from short-tail lines, or 5.3% of beginning Loss Reserves, and $32 million came from medium-tail and long-tail lines, or 2.1% of beginning Loss Reserves. The $69 million of estimated net favorable development during 2006 reflected approximately $38 million of adverse development on the 2005 catastrophic events, primarily in short-tail lines. For informational purposes, based on our reinsurance segment’s historical results, applying the 5.1% average estimated net favorable development in average beginning Loss Reserves for the years ended December 31, 2004 to 2006 to our reinsurance segment’s net Loss Reserves of $2.5 billion at December 31, 2006 would result in an increase in income before income taxes of approximately $126 million, or $1.66 per diluted share, while using the 3.1% of estimated net favorable development in beginning Loss Reserves for the year ended December 31, 2006 to such Loss Reserves would result in an increase in income before income taxes of approximately $77 million, or $1.01 per diluted share. The amounts noted above are informational only and should not be considered projections of future events. Future favorable or adverse development in our reinsurance segment’s Loss Reserves is subject to numerous factors, and no assurances can be given that we will experience favorable development in our Loss Reserves or that our ultimate losses will not be significantly different than the amounts shown above, and such differences could directly and significantly impact earnings favorably or unfavorably in the period they are determined. Because of our reinsurance segment’s limited operating history, the sensitivity analysis above is one way to gauge the impact of changes in the assumptions in our reserving process. For another estimate of potential variability in our reinsurance segment’s Loss Reserves, see “—Simulation Results.” Refer to “Results of Operations” for additional discussion on net favorable or adverse development of our reinsurance operations’ prior year Loss Reserves.

Simulation Results

Generally, due to the insufficient amount of historical loss data for our insurance and reinsurance operations in many lines of business, we do not produce a range of estimates in calculating reserves. As described above, we primarily use the expected loss method to calculate our initial Loss Reserves, and such amounts represent management’s best estimate of our ultimate liabilities. As the loss data has developed, other actuarial methods have been given more weight in our reserving process for certain lines of business. In order to illustrate the potential volatility in our reserves for losses and loss adjustment expenses, we used a statistical model to simulate a range of results based on various probabilities. Both the probabilities and related modeling are subject to inherent uncertainties. The simulation relies on a significant number of assumptions, such as the potential for multiple entities to react similarly to external events, and includes other statistical assumptions.

Our recorded estimate of reserves for losses and loss adjustment expenses, net of unpaid losses and loss adjustment expenses recoverable, by operating segment at December 31, 2006, along with the results of the simulation are as follows:

	December 31, 2006
	Insurance	Reinsurance	Total
	(U.S. dollars in thousands)
Total net reserves	$2,415,491	$2,495,393	$4,910,884
Simulation results:
90th percentile(1)	$2,899,813	$3,188,911	$5,884,245
10th percentile(2)	$1,971,686	$1,895,242	$4,027,167

(1)          Simulation results indicate that a 90 percent probability exists that the net reserves for losses and loss adjustment expenses will not exceed the indicated amount.

(2)          Simulation results indicate that a 10 percent probability exists that the net reserves for losses and loss adjustment expenses will be at or below the indicated amount.

The simulation results shown for each segment do not add to the total simulation results, as the individual segment simulation results do not reflect the diversification effects across our segments. For informational purposes, based on the total simulation results, a change in our Loss Reserves to the amount indicated at the 90th percentile would result in a decrease in income before income taxes of approximately $973 million, or $12.77 per diluted share, while a change in our Loss Reserves to the amount indicated at the 10th percentile would result in an increase in income before income taxes of approximately $884 million, or $11.59 per diluted share. The simulation results noted above are informational only, and no assurance can be given that our ultimate losses will not be significantly different than the simulation results shown above, and such differences could directly and significantly impact earnings favorably or unfavorably in the period they are determined.

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

Ceded Reinsurance

In the normal course of business, our insurance operations cede a substantial portion of their premium through pro rata, excess of loss and facultative reinsurance agreements. Our reinsurance operations also obtain reinsurance whereby another reinsurer contractually agrees to indemnify it for all or a portion of the reinsurance risks underwritten by our reinsurance operations. Such arrangements, where one reinsurer provides reinsurance to another reinsurer, are usually referred to as “retrocessional reinsurance” arrangements. In addition, our reinsurance subsidiaries participate in “common account” retrocessional arrangements for certain pro rata treaties. Such arrangements reduce the effect of individual or aggregate losses to all companies participating on such treaties, including the reinsurers, such as our reinsurance operations, and the ceding company. Reinsurance recoverables are recorded as assets, predicated on the reinsurers’ ability to meet their obligations under the reinsurance agreements. If the reinsurers are unable to satisfy their obligations under the agreements, our insurance or reinsurance operations would be liable for such defaulted amounts.

The availability and cost of reinsurance and retrocessional protection is subject to market conditions, which are beyond our control. Although we believe that our insurance and reinsurance operations have been successful in obtaining reinsurance and retrocessional protection since the commencement of our underwriting initiative in October 2001, it is not certain that they will be able to continue to obtain adequate protection at cost effective levels. As a result of such market conditions and other factors, our insurance and reinsurance operations may not be able successfully to mitigate risk through reinsurance and retrocessional arrangements and may lead to increased volatility in our results of operations in future periods. See “Risk Factors—Risks Relating to Our Industry—The failure of any of the loss limitation methods we employ could have a material adverse effect on our financial condition or results of operations.”

In addition to the use of individual per risk and inuring reinsurance contracts to limit exposure, our insurance operations had in force during 2005 a catastrophe reinsurance program which provides coverage for certain property catastrophe-related losses occurring during the contract period equal to a maximum of 95% of the first $200 million in excess of a $50 million retention per occurrence of such losses. Estimated losses related to Hurricane Katrina and Hurricane Wilma have exceeded the per occurrence retention. Based on current estimates, our insurance operations has recorded recoverables of approximately $122.4 million through such coverage for Hurricane Katrina and $6.9 million for Hurricane Wilma with approximately $53.1 million of remaining available coverage for Hurricane Katrina and $183.1 million of remaining available coverage for Hurricane Wilma should the actual amount of losses ultimately attributable to such events exceed current estimates. Amounts shown for Hurricane Katrina are net of reinstatement premiums.

Estimates for our insurance operations related to Hurricanes Katrina, Rita and Wilma and other catastrophic events that occurred in the second half of 2005 are based on currently available information derived from modeling techniques, industry assessments of exposure, claims information obtained from its clients and brokers to date and a review of its in-force contracts. Actual losses from these events may vary materially from the insurance operations’ estimates due to the inherent uncertainties in making such determinations resulting from several factors, including the preliminary nature of available information, the potential inaccuracies and inadequacies in the data provided by clients and brokers, the modeling techniques and the application of such techniques, the contingent nature of business interruption exposures, the effects of any resultant demand surge on claims activity and attendant coverage issues. In addition, actual losses may increase if reinsurers dispute or fail to meet their obligations to our insurance operations or the reinsurance protections purchased by our insurance operations are exhausted or are otherwise unavailable.

Our insurance operations had in effect during 2006 a reinsurance program which provided coverage equal to a maximum of 92% of the first $325 million in excess of a $75 million retention per occurrence for certain property catastrophe-related losses occurring during 2006. In the 2007 first quarter, our insurance operations renewed its reinsurance program which provides coverage for certain property-catastrophe related losses occurring during 2007 equal to a maximum of 88% of the first $325 million in excess of a $75 million retention per occurrence. The cost of the coverage in 2007 was higher than in 2006.

On December 29, 2005, Arch Re Bermuda entered into a quota share reinsurance treaty with Flatiron Re Ltd., a newly-formed Bermuda reinsurance company, pursuant to which Flatiron Re Ltd. is assuming a 45% quota share (the “Flatiron Treaty”) of certain lines of property and marine business underwritten by Arch Re Bermuda for unaffiliated third parties for the 2006 and 2007 underwriting years (January 1, 2006 to December 31, 2007). The quota share is subject to decrease by Arch Re Bermuda under certain circumstances. In addition, in certain circumstances, Flatiron Re Ltd. may extend at its option the coverage provided by the Flatiron Treaty to Arch Re Bermuda’s 2008 underwriting year. Effective June 28, 2006, the parties amended the Flatiron Treaty to increase the percentage ceded to Flatiron Re Ltd. from 45% to 70% of all covered business bound by Arch Re Bermuda from (and including) June 28, 2006 until (and including) August 15, 2006 provided such business does not incept beyond September 30, 2006. The ceding percentage for all business bound outside of this period will continue to be 45%, subject to adjustment as provided under the Flatiron Treaty. Arch Re Bermuda pays to Flatiron Re Ltd. a reinsurance premium in the amount of the ceded percentage of the original gross written premium on the business reinsured with Flatiron Re Ltd. less a ceding commission, which includes a reimbursement of direct acquisition expenses as well as a commission to Arch Re Bermuda for generating the business. The Flatiron Treaty also provides for a profit commission to Arch Re Bermuda based on the underwriting results for the 2006 and 2007 underwriting years on a cumulative basis. Arch Re Bermuda records such profit commission based on underwriting experience recorded each quarter. As a result, the profit commission arrangement with Flatiron Re Ltd. may increase the volatility of our reported results of operations on both a quarterly and annual basis.

Our reinsurance operations previously purchased a catastrophe reinsurance program which provides up to $55 million of coverage in excess of certain deductibles for any one occurrence and $110 million in the aggregate annually, for certain catastrophe-related losses worldwide occurring during the period from May 2005 through April 2006. Based on current estimates, our reinsurance operations have recorded recoverables of approximately $82.2 million, net of reinstatement premiums, related to the 2005 catastrophic events. The recovery represents full usage of the available coverage under the reinsurance program, and the coverage was not renewed upon expiration. Estimates for our reinsurance operations related to Hurricanes Katrina, Rita and Wilma and other catastrophic events that occurred in the second half of 2005 are based on currently available information derived from modeling techniques, industry assessments of exposure, claims information obtained from its clients and brokers to date and a review of its in-force contracts. Actual losses from these events may vary materially from our reinsurance operations’ estimates due to the inherent uncertainties in making such determinations resulting from several factors, including the preliminary nature of available information, the potential inaccuracies and inadequacies in the data provided by clients and brokers, the modeling techniques and the application of such techniques, the contingent nature of business interruption exposures, the effects of any resultant demand surge on claims activity and attendant coverage issues. In addition, actual losses may increase if reinsurers dispute or fail to meet their obligations to our reinsurance operations or the reinsurance protections purchased by our reinsurance operations are otherwise unavailable. While our reinsurance operations purchase industry loss warranty contracts and other reinsurance which is intended to limit their exposure, the non-renewal of the catastrophe reinsurance program increases the risk retention of our reinsurance operations and, as a result, may increase the volatility in our results of operations in future periods.

Premium Revenues and Related Expenses

Insurance premiums written are generally recorded at the policy inception and are primarily earned on a pro rata basis over the terms of the policies for all products, usually twelve months. Premiums written include estimates in most of our insurance operations’ lines of business. The amount of such insurance premium estimates included in premiums receivable and other assets at December 31, 2006 and 2005 was $76.4 million and $25.9 million, respectively. Such premium estimates are derived from multiple sources which include the historical experience of the underlying business, similar business and available industry information. Unearned premium reserves represent the portion of premiums written that relates to the unexpired terms of in-force insurance policies.

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

Reinstatement premiums for our insurance and reinsurance operations are recognized at the time a loss event occurs, where coverage limits for the remaining life of the contract are reinstated under pre-defined contract terms. Reinstatement premiums, if obligatory, are fully earned when recognized. The accrual of reinstatement premiums is based on an estimate of losses and loss adjustment expenses, which reflects management’s judgment, as described above in “—Reserves for Losses and Loss Adjustment Expenses.”

The amount of reinsurance premium estimates included in premiums receivable and the amount of related acquisition expenses by type of business were as follows at December 31, 2006 and 2005:

	December 31,
	2006			2005
	Gross Amount	Acquisition Expenses	Net Amount	Gross Amount	Acquisition Expenses	Net Amount
	(U.S. dollars in thousands)
Casualty	$191,842	($52,382)	$139,460	$241,801	($68,603)	$173,198
Property excluding property catastrophe	110,996	(26,653)	84,343	103,238	(23,118)	80,120
Other specialty	85,886	(26,166)	59,720	94,177	(24,971)	69,206
Marine and aviation	76,167	(19,440)	56,727	62,472	(16,981)	45,491
Property catastrophe	23,079	(3,694)	19,385	6,005	(1,084)	4,921
Other	1,554	(101)	1,453	6,787	(1,887)	4,900
Total	$489,524	($128,436)	$361,088	$514,480	($136,644)	$377,836

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

A significant portion of amounts included as premiums receivable, which represent estimated premiums written, net of commissions, are not currently due based on the terms of the underlying contracts. Based on currently available information, management believes that the premium estimates included in premiums receivable will be collectible and, therefore, no provision for doubtful accounts has been recorded on the premium estimates at December 31, 2006.

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

Collection of Insurance-Related Balances and Provision for Doubtful Accounts

For purposes of managing risk, we reinsure a portion of our exposures, paying to reinsurers a part of the premiums received on the policies we write, and we may also use retrocessional protection. Ceded premiums written represented approximately 29.5% of gross premiums written for 2006, compared to 21.8% for 2005 and 18.8% for 2004.

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

We monitor the financial condition of our reinsurers and attempt to place coverages only with substantial, financially sound carriers. At December 31, 2006 and 2005, approximately 92.3% and 92.6%, respectively, of our reinsurance recoverables on paid and unpaid losses (not including prepaid reinsurance premiums) of $1.67 billion and $1.47 billion, respectively, were due from carriers which had an A.M. Best rating of “A-” or better. At December 31, 2006 and 2005, the largest reinsurance recoverables from any one carrier were less than 5.1% and 5.6%, respectively, of our total shareholders’ equity.

The following table details our reinsurance recoverables at December 31, 2006:

	% of Total	A.M. Best Rating(1)
Everest Reinsurance Company	10.8%	A+
Lloyd’s of London syndicates(2)	9.3%	A
Munich Reinsurance America, Inc.	7.8%	A
Allied World Assurance Company Ltd.	5.4%	A
Endurance Reinsurance Corp. of America	5.1%	A-
Odyssey America Reinsurance Corporation(3)	4.6%	A
Swiss Reinsurance America Corporation	4.5%	A+
ACE Property & Casualty Insurance Company	3.3%	A+
Platinum Underwriters Reinsurance Inc.	3.2%	A
Flatiron Re Ltd.(4)	3.1%	NR
Max Re Ltd.	3.1%	A-
Transatlantic Reinsurance Company	3.1%	A+
Sentry Insurance a Mutual Company(5)	3.1%	A+
Federal Insurance Company	2.9%	A++
GE Frankona Reinsurance Ltd.	2.5%	A-
All other(6)	28.2%
Total	100.0%

(1)          The financial strength ratings are as of January 30, 2007 and were assigned by A.M. Best based on its opinion of the insurer’s financial strength as of such date. An explanation of the ratings listed in the table follows: the ratings of “A++” and “A+” are designated “Superior”; the “A” and “A-” ratings are designated “Excellent”; and the rating of “B++” is designated “Very Good.” Additionally, A.M. Best has five classifications within the “Not Rated” or “NR” category. Reasons for an “NR” rating being assigned by A.M. Best include insufficient data, size or operating experience, companies which are in run-off with no active business writings or are dormant, companies which disagree with their rating and request that a rating not be published or insurers that request not to be formally evaluated for the purposes of assigning a rating opinion.

(2)          The A.M. Best group rating of “A” (Excellent) has been applied to all Lloyd’s of London syndicates.

(3)          Approximately 63% of amounts due from Odyssey America Reinsurance Corporation are collateralized through a reinsurance trust.

(4)          Flatiron Re Ltd. is required to contribute funds into a trust for the benefit of Arch Re Bermuda. The recoverable from Flatiron Re Ltd. was fully collateralized through such trust at December 31, 2006. See note 11, “Commitments and Contingencies,” of the notes accompanying our consolidated financial statements for further details on the Flatiron Treaty.

(5)          In connection with our acquisition of Arch Specialty in February 2002, the seller, Sentry, agreed to reinsure and guarantee all liabilities arising out of Arch Specialty’s business prior to the closing of the acquisition. In addition to the guarantee provided by Sentry, substantially all of the recoverable from Sentry is still subject to the original reinsurance agreements inuring to Arch Specialty and, to the extent Sentry fails to comply with its payment obligations to us, we may seek reimbursement from the third party reinsurers under such agreements.

(6)          The following table provides a breakdown of the “All other” category by A.M. Best rating:

Companies rated “A-” or better	23.6%
Companies rated “B++”	0.2%
Companies not rated(7)	4.4%
Total	28.2%

(7)          A substantial portion of such amount is collateralized through reinsurance trusts or letters of credit.

If the financial condition of our reinsurers or retrocessionaires deteriorates, resulting in an impairment of their ability to make payments, we will provide for probable losses resulting from our inability to collect amounts due from such parties, as appropriate. We evaluate the credit worthiness of all the reinsurers to which we cede business. If our analysis indicates that there is significant uncertainty regarding the collectibility of amounts due from reinsurers, managing general agents, brokers and other clients, we will record a provision for doubtful accounts. At December 31, 2006, approximately 83.5% of premiums receivable of $750.0 million represented amounts not yet due, while amounts in excess of 90 days overdue were 1.9% of the total. At December 31, 2005, approximately 78.6% of premiums receivable of $672.9 million represented amounts not yet due, while amounts in excess of 90 days overdue were 1.6% of the total. Approximately 19.6% of the $122.1 million of paid losses and loss adjustment expenses recoverable were in excess of 90 days overdue at December 31, 2006, compared to 1.1% of the $80.9 million of paid losses and loss adjustment expenses recoverable at December 31, 2005. At December 31, 2006 and 2005, our reserves for doubtful accounts were approximately $12.0 million and $2.1 million, respectively. The increase in reserves for doubtful accounts at December 31, 2006 was due to the higher level of paid losses and loss adjustment expenses recoverable in excess of 90 days overdue at December 31, 2006.

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

Other investments are classified as “available for sale” and include alternative investments, which are funds with underlying ownership structures that may be limited partnerships (“LPs”) or limited liability companies (“LLCs”), equity securities such as investments in mutual funds and privately held securities. For those investments in which the underlying ownership structure is an LP or an LLC (i.e., when the LLC meets specific criteria requiring it to be treated similar to an LP) we use the equity method to account for such investments. Under the equity method, investments are initially recorded at cost and are subsequently adjusted for changes in our proportionate share of net income or loss or other changes in capital of the investee. Changes in the carrying value of such investments are recorded in net investment income or other income. Investments in equity securities are carried at estimated fair value in accordance with SFAS No. 115. The estimated fair value of investments in privately held securities, other than those carried under the equity method, is initially equal to the cost of such investments until the investments are revalued based principally on substantive events or other factors which could indicate a diminution or appreciation in value, such as an arm’s-length third party transaction justifying an increased valuation or adverse development of a significant nature requiring a write-down.

In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” FASB Staff Position Nos. FAS115-1 and FAS124-1, ”The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” and Securities and Exchange Commission Staff Accounting Bulletin No. 59, “Other-Than-Temporary Impairment of Certain Investments in Debt and Equity Securities,” we review our investments each quarter to determine whether a decline in fair value below the amortized cost basis is other-than-temporary. Our process for identifying declines in the fair value of investments that are other-than-temporary involves consideration of several factors. These factors include (i) the time period in which there has been a significant decline in value, (ii) an analysis of the liquidity, business prospects and overall financial condition of the issuer, (iii) the significance of the decline and (iv) our intent and ability to hold the investment for a sufficient period of time for the value to recover. Where our analysis of the above factors results in the conclusion that declines in fair values are other-than-temporary, the cost of the securities is written down to fair value and is reflected as a realized loss. In periods subsequent to the recognition of an other-than-temporary impairment on fixed maturities, we account for such securities as if they had been purchased on the measurement date of the other-than-temporary impairment and the provision for other-than-temporary impairment (reflected as a discount or reduced premium based on the new cost basis) is amortized into net investment income over the remaining life of the fixed maturities, or until such securities are sold.

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

Our investment strategy allows for the use of derivative instruments. We utilize various derivative instruments such as futures contracts as part of the management of our stock index fund investments and to replicate equity investment positions. Derivative instruments may be used to enhance investment performance, replicate investment positions or manage market exposures and duration risk that would be allowed under our investment guidelines if implemented in other ways. Pursuant to SFAS No. 133, these instruments, which have no hedging designation, are recognized as assets and liabilities in our balance sheet at fair value and changes in fair value are included in net realized gains and losses in our results of operations. See note 7, “Investment Information—Investment-Related Derivatives,” of the notes accompanying our consolidated financial statements for more information about our use of derivative instruments.

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

Under the modified prospective method of transition, compensation expense is recognized beginning with the effective date of adoption for all share-based payments (i) granted after the effective date of adoption and (ii) granted prior to the effective date of adoption and that remain unvested on the date of adoption. Under the modified prospective method of transition, we are not required to restate our prior period financial statements to reflect expensing of share-based compensation under SFAS No.123(R). Therefore, the results for the year ended December 31, 2006 are not comparable to results for the 2005 and 2004 periods.

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

See note 2(m), “Significant Accounting Policies—Share-Based Compensation,” of the notes accompanying our consolidated financial statements for more information about the adoption of SFAS No. 123(R).

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

Results of Operations

Comparison of Years Ended December 31, 2006 and 2005

The following table sets forth net income available to common shareholders and per share data:

	Years Ended December 31,
	2006	2005
	(U.S. dollars in thousands, except share data)
Net income available to common shareholders	$692,559	$256,486
Diluted net income per common share	$9.08	$3.43
Diluted weighted average common shares and common share equivalents outstanding	76,246,725	74,709,858

Net income available to common shareholders was $692.6 million for 2006, compared to $256.5 million for 2005. The improvement in our results of operations was primarily due to a lower level of catastrophic activity in 2006, as discussed in “—Segment Information” below, and growth in investment income. Our net income available to common shareholders for 2006 represented a 24.1% annualized return on average common equity, compared to 10.9% for 2005.

The increase in diluted average shares outstanding from 2005 to 2006 was due, in part, to increases in the dilutive effects of stock options and nonvested restricted stock calculated using the treasury stock method and the exercise of stock options. Under the treasury stock method, the dilutive impact of options and nonvested stock on diluted weighted average shares outstanding increases as the market price of our common shares increases.

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

Insurance Segment

The following table sets forth our insurance segment’s underwriting results:

	Years Ended December 31,
	2006	2005
	(U.S. dollars in thousands)
Gross premiums written	$2,624,757	$2,325,632
Net premiums written	1,652,056	1,481,300
Net premiums earned	$1,600,854	$1,392,114
Fee income	5,085	5,332
Losses and loss adjustment expenses	(1,017,263)	(949,996)
Acquisition expenses, net	(175,740)	(137,804)
Other operating expenses	(249,637)	(221,934)
Underwriting income	$163,299	$87,712
Underwriting Ratios
Loss ratio	63.5%	68.2%
Acquisition expense ratio(1)	10.8%	9.7%
Other operating expense ratio	15.6%	15.9%
Combined ratio	89.9%	93.8%

(1)          The acquisition expense ratio is adjusted to include certain fee income.

Underwriting Income.   The insurance segment’s underwriting income was $163.3 million for 2006, compared to $87.7 million for 2005. The combined ratio for the insurance segment was 89.9% for 2006, compared to 93.8% for 2005. The components of the insurance segment’s underwriting income are discussed below.

Premiums Written.   Gross premiums written by the insurance segment were $2.62 billion for 2006, compared to $2.33 billion for 2005, and ceded premiums written were 37.1% of gross premiums written for 2006, compared to 36.3% for 2005. Net premiums written by the insurance segment were $1.65 billion for 2006, compared to $1.48 billion for 2005. Roughly half of the increase was in worldwide property business, primarily as a result of rate increases which were tempered by higher reinsurance costs. The balance of the growth was generated from increases in professional liability business, as a result of growth in policies written and a decrease in the usage of reinsurance in 2006 business, construction business, primarily due to growth in large deductible construction accounts, surety business, and in executive assurance business. This growth was partially offset by a reduction in U.S. primary casualty business in response to increasing competition. For information regarding net premiums written produced by major line of business and geographic location, refer to note 3, “Segment Information,” of the notes accompanying our consolidated financial statements.

On January 1, 2007, our U.S. insurance operations entered into an agreement under which they will write excess workers’ compensation and employers’ liability insurance business produced by Wexford Underwriting Managers, Inc. (“Wexford”), a managing general agent. As part of the transaction, our U.S. insurance operations also entered into an asset purchase agreement to acquire the operations of Wexford, including the renewal rights of the subject business, as of January 1, 2008, subject to the satisfaction of customary closing conditions. In 2006, Wexford produced approximately $74 million for the predecessor carrier on the program, although no assurances can be made as to the level of business that will be written by our U.S. insurance operations during 2007 under the arrangements with Wexford.

Net Premiums Earned.   Net premiums earned for the insurance segment were $1.6 billion for 2006, compared to $1.39 billion for 2005, and generally reflect changes in net premiums written over the previous five quarters, including the mix and type of business written.

Losses and Loss Adjustment Expenses.   Insurance segment losses and loss adjustment expenses incurred for 2006 were $1.02 billion, or 63.5% of net premiums earned, compared to $950.0 million, or 68.2% of net premiums earned, for 2005. The insurance segment’s results for 2006 included several large property and surety individual risk losses in the 2006 fourth quarter totaling $36.6 million, while 2005 included $119.8 million related to Hurricanes Dennis, Emily, Katrina, Rita and Wilma and the European Floods. The net impact of the change in large losses and catastrophic activity resulted in a 5.2 point decrease in the 2006 loss ratio. In addition, losses incurred for 2006 included $8.3 million of estimated net favorable development in prior year loss reserves, compared to $27.8 million of estimated net favorable development in 2005. Prior to 2005, the insurance segment’s reserving method relied heavily on industry data. In 2005, the insurance segment began to give a relatively small amount of weight to its own experience. As a result, the insurance segment reduced loss selections for some lines, in particular those written on a claims-made basis and for which it now has a reasonable level of credible data. The insurance segment’s net favorable development in 2006 and 2005 was primarily due to reductions in reserves in medium-tailed and long-tailed lines of business resulting from such changes, partially offset by adverse development of $44.0 million from short-tail lines which included $30.8 million of adverse development on the 2005 catastrophic events. The net impact of the change in estimated net prior year development was a 1.2 point increase in the 2006 loss ratio.

For a discussion of the reserves for losses and loss adjustment expenses, please refer to the section above entitled “Critical Accounting Policies, Estimates and Recent Accounting Pronouncements—Reserves for Losses and Loss Adjustment Expenses.”

Underwriting Expenses.   The underwriting expense ratio for the insurance segment was 26.4% in 2006, compared to 25.6% for 2005. The acquisition expense ratio was 10.8% for 2006, compared to 9.7% for 2005. As a result of the surety losses noted above, the insurance segment reduced profit commissions that it had recorded previously by $7.7 million, or 0.5 points of the acquisition expense ratio. The remainder of the increase in the acquisition expense ratio was primarily due to changes in the mix of business. The insurance segment’s other operating expense ratio was 15.6% for 2006, compared to 15.9% for 2005.

Reinsurance Segment

The following table sets forth our reinsurance segment’s underwriting results:

	Years Ended
	December 31,
	2006	2005
	(U.S. dollars in thousands)
Gross premiums written	$1,703,796	$1,750,839
Net premiums written	1,365,362	1,657,472
Net premiums earned	$1,480,811	$1,585,602
Fee income	4,729	5,035
Losses and loss adjustment expenses	(773,286)	(1,051,953)
Acquisition expenses, net	(368,171)	(442,116)
Other operating expenses	(53,533)	(52,192)
Underwriting income	$290,550	$44,376
Underwriting Ratios
Loss ratio	52.2%	66.3%
Acquisition expense ratio	24.9%	27.9%
Other operating expense ratio	3.6%	3.3%
Combined ratio	80.7%	97.5%

Underwriting Income.   The reinsurance segment’s underwriting income was $290.6 million for 2006, compared to $44.4 million for 2005. The combined ratio for the reinsurance segment was 80.7% for 2006, compared to 97.5% for 2005. The components of the reinsurance segment’s underwriting income are discussed below.

Premiums Written.   Gross premiums written by the reinsurance segment were $1.70 billion in 2006, compared to $1.75 billion for 2005. Gross premiums written for 2006 reflects a lower level of international casualty business in response to actual and anticipated market conditions, partially offset by growth in international property and marine lines, due to higher rates and an increase in exposure. Catastrophe-exposed property and marine lines have continued to provide attractive opportunities in the wake of the 2005 storms. As a result of the significant catastrophic activity in 2005 and the impact of such events on the insurance market, the reinsurance segment was able to write certain property (both catastrophe and non-catastrophe) and marine business in the 2005 fourth quarter, which resulted in approximately $109.2 million of gross premiums written ($100.2 million on a net basis). Such business did not contribute to the reinsurance segment’s 2006 premiums written.

Ceded premiums written by the reinsurance segment were 19.9% of gross premiums written for 2006, compared to 5.3% for 2005. The higher ceded percentage in 2006 primarily resulted from the $273.2 million of premiums written ceded by Arch Re Bermuda to Flatiron Re Ltd. ($157.4 million on an earned basis) under a quota-share reinsurance treaty, as previously disclosed.

Net premiums written by the reinsurance segment were $1.37 billion for 2006, compared to $1.66 billion for 2005. Net premiums written for 2006 reflects the lower level of international casualty business noted above, which more than offset growth in international property and marine lines, net of the amounts ceded to Flatiron Re Ltd. In addition, net premiums written in 2005 included $100.2 million of non-recurring business, as noted above. For information regarding net premiums written produced by major line and type of business and geographic location, refer to note 3, “Segment Information,” of the notes accompanying our consolidated financial statements.

Net Premiums Earned.   Net premiums earned for our reinsurance segment were $1.48 billion for 2006, compared to $1.59 billion for 2005, and generally reflect changes in net premiums written over the previous five quarters, including the mix and type of business written.

Fee Income.   The reinsurance segment recorded $4.7 million of fee income for 2006, compared to $5.0 million for 2005. The 2006 amount related to certain assumed reinsurance contracts which were deemed, under GAAP, not to transfer insurance risk, and are accounted for using the deposit method of accounting. Of the 2005 amount, $4.5 million related to an industry loss warranty contract. Under this contract, we received payment when industry-wide losses from certain natural perils exceeded a specified amount.

Losses and Loss Adjustment Expenses.   Reinsurance segment losses and loss adjustment expenses incurred for 2006 were $773.3 million, or 52.2% of net premiums earned, compared to $1.05 billion, or 66.3% of net premiums earned, for 2005. The reinsurance segment’s 2006 results included approximately $45.9 million related to 2006 catastrophe losses, while the 2005 results included $208.5 million related to Hurricanes Dennis, Emily, Katrina, Rita and Wilma and the European Floods and $24.0 million of other catastrophe losses. The net impact of the change in catastrophic activity resulted in a 12.6 point decrease in the 2006 loss ratio. In addition, losses incurred for 2006 included $68.5 million of estimated net favorable development in prior year loss reserves, compared to $91.2 million of estimated net favorable development in 2005. Of the net favorable development in the reinsurance segment, $37.1 million came from short-tail lines, and $31.4 million came from longer-tail lines. The development resulted from better than anticipated loss emergence and was net of $38.1 million of adverse development on the 2005 catastrophic events, primarily in short-tail lines. The net impact of the change in prior year development was a 1.5 point increase in the 2006 loss ratio.

In its reserving process in 2002 and 2003, the reinsurance segment recognized that there is a possibility that the assumptions made could prove to be inaccurate due to several factors primarily related to the start up nature of its operations. Due to the availability of additional data, and based on reserve analyses, it was determined that it was no longer necessary to continue to include such factors in the reserving process in 2004. Following reserve reviews, and based on the level of claims activity reported to date, the reinsurance segment has reduced the amount it had recorded in 2002 and 2003 by $7.7 million in 2006 and $12.1 million in 2005. Such amounts are reflected in the prior year development shown above.

The net favorable development in both periods was partially offset by increased acquisition expenses, primarily as a result of the commutation of certain treaties. Such activity resulted in an increase to acquisition expenses of approximately $7.8 million in 2006, compared to $9.0 million in 2005. The net decrease in acquisition expenses related to the commutation activity resulted in a 0.1 point decrease in the 2006 acquisition expense ratio. The remainder of the change in the loss ratio for 2006, compared to 2005, resulted from better results recorded in the reinsurance segment’s property lines of business and changes in their mix of business.

For a discussion of the reserves for losses and loss adjustment expenses, please refer to the section above entitled “Critical Accounting Policies, Estimates and Recent Accounting Pronouncements—Reserves for Losses and Loss Adjustment Expenses.”

Underwriting Expenses.   The underwriting expense ratio for the reinsurance segment was 28.5% for 2006, compared to 31.2% for 2005. The acquisition expense ratio for 2006 was 24.9%, compared to 27.9%

for 2005. The reinsurance segment’s 2006 results included commission income (in excess of the reimbursement of direct acquisition expenses) on the quota-share reinsurance treaty with Flatiron Re Ltd., which reduced the acquisition expense ratio by 1.6 points in 2006. The 2005 results included $13.3 million of assessments incurred as a result of the 2005 hurricane activity, which added 0.8 points to the 2005 acquisition expense ratio. The reinsurance segment’s other operating expense ratio was 3.6% for 2006, compared to 3.3% for 2005.

Net Investment Income

Net investment income was $380.2 million for 2006, compared to $232.9 million for 2005. The increase in net investment income in 2006 resulted from a higher level of average invested assets primarily generated by cash flows from operations. In addition, an increase in the pre-tax investment income yield to 4.71% for 2006 from 3.68% for 2005 contributed to the growth in net investment income. These yields were calculated based on amortized cost. Yields on future investment income may vary based on financial market conditions, investment allocation decisions and other factors.

Net Realized Gains or Losses

Following is a summary of net realized gains (losses):

	Years Ended
	December 31,
	2006	2005
	(U.S. dollars in thousands)
Fixed maturities	$(27,379)	$(56,770)
Other investments	4,186	1,016
Other	3,756	2,298
Total	$(19,437)	$(53,456)

Total return on our portfolio under management, as reported to us by our investment advisors, for 2006 was 5.24%, compared to 2.09% for 2005. Total return is calculated on a pre-tax basis and before investment expenses. The higher total return in 2006 compared to 2005 was primarily due to movements in interest rates during the periods. The increase in interest rates in 2005 was greater than the increase in 2006 and resulted in a lower relative return compared to 2006. For 2006, net realized losses on our fixed maturities of $27.4 million included a provision of $31.6 million for declines in the fair value of investments held in our available for sale portfolio which were considered to be other-than-temporary, based on a review performed during 2006. For 2005, net realized losses on our fixed maturities of $56.8 million included a provision of $25.7 million for declines in the fair value of investments held in our available for sale portfolio which were considered to be other-than-temporary, based on a review performed during 2005. In periods subsequent to the recognition of an other-than-temporary impairment on fixed maturities, we account for such securities as if they had been purchased on the measurement date of the other-than temporary impairment and the provision for the other-than-temporary impairment (reflected as a discount or reduced premium based on the new cost basis) is amortized into net investment income over the remaining life of the fixed maturities, or until such securities are sold. The declines in fair value on such securities were primarily due to the current interest rate environment. The balance of $4.2 million in net realized gains on our fixed maturities in 2006 resulted from the sale of securities, compared to net realized losses from the sale of fixed maturities of $31.1 million for 2005. For the 2006 and 2005 periods, net realized gains or losses from the sale of fixed maturities resulted from our decisions to reduce credit exposure, changes in duration targets, relative value determinations and sales related to rebalancing the portfolio.

Other Expenses

Other expenses, which are included in our other operating expenses and part of our corporate and other segment (non-underwriting), were $29.1 million for 2006, compared to $25.8 million for 2005. Such amounts primarily represent certain holding company costs necessary to support our worldwide insurance and reinsurance operations, share based compensation expense and costs associated with operating as a publicly traded company. Other expenses for 2005 included approximately $1.9 million of costs related to an agreement entered into with Robert Clements, former Chairman of our board of directors, and approximately $4.9 million of costs related to an agreement entered into with Dwight Evans, former Chairman and Chief Executive Officer of Arch Worldwide Reinsurance Group. See note 10, “Transactions with Related Parties,” of the notes accompanying our consolidated financial statements.

As required by the provisions of SFAS 123(R), we recorded pre-tax share-based compensation expense related to stock options of $9.2 million in 2006. Under the modified prospective method of transition, no expense related to stock options was recorded in 2005. Therefore, results for 2006 are not comparable to 2005. See note 13, “Share Capital,” of the notes accompanying our consolidated financial statements and “Critical Accounting Policies, Estimates and Recent Accounting Policies—Share-Based Compensation” for more information about the adoption of SFAS No. 123(R).

Interest Expense

Interest expense was $22.1 million for 2006, compared to $22.5 million for 2005. Such amounts primarily relate to the $300 million in 7.35% senior notes outstanding in both periods.

Net Foreign Exchange Gains or Losses

Net foreign exchange losses for 2006 of $23.9 million consisted of net unrealized losses of $27.3 million and net realized gains of $3.4 million, compared to net foreign exchange gains of $22.2 million for 2005, which consisted of net unrealized gains of $23.3 million and net realized losses of $1.1 million. For the 2006 and 2005 periods, the net unrealized foreign exchange gains or losses recorded were largely offset by changes in the value of our investments held in foreign currencies.

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

ACGL will be subject to U.S. federal income tax only to the extent that it derives U.S. source income that is subject to U.S. withholding tax or income that is effectively connected with the conduct of a trade or business within the U.S. and is not exempt from U.S. tax under an applicable income tax treaty. ACGL will be subject to a withholding tax on dividends from U.S. investments and interest from certain U.S. taxpayers. ACGL does not consider itself to be engaged in a trade or business within the U.S. and, consequently, does not expect to be subject to direct U.S. income taxation. However, because there is uncertainty as to the activities which constitute being engaged in a trade or business within the United States, there can be no assurances that the U.S. Internal Revenue Service will not contend successfully that ACGL or its non-U.S. subsidiaries are engaged in a trade or business in the United States. If ACGL or any of its non-U.S. subsidiaries were subject to U.S. income tax, ACGL’s shareholders’ equity and earnings could be materially adversely affected. ACGL has subsidiaries and branches that operate in various jurisdictions around the world that are subject to tax in the jurisdictions in which they operate. The significant jurisdictions in which ACGL’s subsidiaries and branches are subject to tax are the United States, United Kingdom, Canada and Switzerland. See “Risk Factors—Risks Relating to Taxation” and “Business—Tax Matters.”

The income tax provision on income before income taxes resulted in an effective tax rate of 3.6% for 2006, compared to 10.1% for 2005. Our effective tax rate fluctuates from year to year consistent with the relative mix of income reported by jurisdiction due primarily to the varying tax rates in each jurisdiction. We currently estimate that our comparable income tax provision in 2007 will result in an effective tax rate of approximately 4.0% to 6.0%, although no assurances can be given to that effect. See note 9, “Income Taxes,” of the notes accompanying our consolidated financial statements for a reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average statutory tax rate for 2006, 2005 and 2004.

At December 31, 2006 and 2005, we had a valuation allowance of $1.4 million against a deferred tax asset in one of our subsidiaries that currently does not have a business plan to produce significant future taxable income. See note 9, “Income Taxes,” of the notes accompanying our consolidated financial statements.

We have net operating loss carryforwards in our U.S. operating subsidiaries totaling $16.8 million at December 31, 2006. Such net operating losses are currently available to offset future taxable income of the subsidiaries. Under applicable law, the U.S. net operating loss carryforwards expire between 2018 and 2020. Full utilization of our net operating losses would reduce future taxes payable by $5.9 million. In addition, we also have a net capital loss carryforward of $1.2 million which will expire between 2010 -2011 and an alternative minimum tax (“AMT”) credit carryforward in the amount of $1.0 million which can be carried forward without expiration. On November 20, 2001, we underwent an ownership change for U.S. federal income tax purposes as a result of the capital raised at that time. As a result of this ownership change, limitations are imposed upon the utilization by our U.S. operating subsidiaries of existing net operating losses and the alternative minimum tax credit carryforward. Our Swiss branch has a net operating loss carryforward of $0.4 million which is available to offset income of the Swiss branch until it expires in 2013. See note 9, “Income Taxes,” of the notes accompanying our consolidated financial statements.

Comparison of Years Ended December 31, 2005 and 2004

The following table sets forth net income available to common shareholders and per share data:

	Years Ended
	December 31,
	2005	2004
	(U.S. dollars in thousands except share data)
Net income available to common shareholders	$256,486	$316,899
Diluted net income per common share	$3.43	$4.37
Diluted weighted average common shares and common share equivalents outstanding	74,709,858	72,519,045

Net income available to common shareholders was $256.5 million for 2005, compared to $316.9 million for 2004. The lower level of net income available to common shareholders was primarily due to the higher level of catastrophic activity in 2005, as discussed in “—Segment Information” below. Our net income available to common shareholders for 2005 represented a 10.9% return on average equity, compared to 16.0% for 2004. For purposes of computing return on average equity, average equity has been calculated as the average of shareholders’ equity outstanding at the beginning and end of each year.

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

Segment Information

Insurance Segment

The following table sets forth our insurance segment’s underwriting results:

	Years Ended
	December 31,
	2005	2004
	(U.S. dollars in thousands)
Gross premiums written	$2,325,632	$2,146,188
Net premiums written	1,481,300	1,391,984
Net premiums earned	$1,392,114	$1,342,559
Fee income	5,332	18,597
Losses and loss adjustment expenses	(949,996)	(877,761)
Acquisition expenses, net	(137,804)	(155,225)
Other operating expenses	(221,934)	(214,866)
Underwriting income	$87,712	$113,304
Underwriting Ratios
Loss ratio	68.2%	65.4%
Acquisition expense ratio(1)	9.7%	10.4%
Other operating expense ratio	15.9%	16.0%
Combined ratio	93.8%	91.8%

(1)          The acquisition expense ratio is adjusted to include certain fee income.

Underwriting Income.   The insurance segment had underwriting income of $87.7 million and a combined ratio of 93.8% for 2005, compared to $113.3 million and 91.8% for 2004. The 2005 results included estimated pre-tax net losses in 2005 related to Hurricanes Dennis, Emily, Katrina, Rita and Wilma of $150.3 million, after reinsurance recoveries and net of reinstatement premiums. Before reinsurance recoveries, such estimated losses were $656.5 million. The 2004 results reflected estimated pre-tax net losses related to Hurricanes Charley, Frances, Ivan and Jeanne of $41.8 million, after reinsurance recoveries and net of reinstatement premiums. Before reinsurance recoveries, such estimated losses were $88.9 million. The components of the insurance segment’s underwriting income are discussed below.

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

Losses and Loss Adjustment Expenses.   Insurance segment losses and loss adjustment expenses incurred for 2005 were $950.0 million, or 68.2% of net premiums earned, compared to $877.8 million, or 65.4%, for 2004. The 2005 loss ratio reflected $119.8 million related to the 2005 catastrophic events noted above, while the 2004 loss ratio reflected $41.8 million from the 2004 catastrophic events noted above. The net increase in catastrophic activity in 2005 resulted in a 5.6 point increase in the 2005 loss ratio. The loss ratio for 2005 also reflected net favorable development in prior year reserves of $27.8 million, compared to $13.4 million for 2004. Prior to 2005, the insurance segment’s reserving method relied heavily on industry data. In 2005, the insurance segment began to give a relatively small amount of weight to its own experience. As a result, the insurance segment reduced loss selections for some lines, in particular those written on a claims-made basis and for which it now has a reasonable level of credible data. The insurance segment’s net favorable development in 2005 was primarily due to reductions in reserves for medium-tailed and longer-tailed lines of business resulting from such changes, while the net favorable development in 2004 was primarily due to short-tail lines, mainly property. The net impact of the change in prior year development was a 1.0 point decrease in the 2005 loss ratio. The 2005 loss ratio also reflected better results recorded in the insurance segment’s non-catastrophe related property and other short-tail lines of business and changes in their mix of business. For a discussion of the reserves for losses and loss adjustment expenses, please refer to the section above entitled “Critical Accounting Policies, Estimates and Recent Accounting Pronouncements—Reserves for Losses and Loss Adjustment Expenses.”

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

Reinsurance Segment

The following table sets forth our reinsurance segment’s underwriting results:

	Years Ended
	December 31,
	2005	2004
	(U.S. dollars in thousands)
Gross premiums written	$1,750,839	$1,657,520
Net premiums written	1,657,472	1,588,048
Net premiums earned	$1,585,602	$1,573,323
Fee income	5,035	601
Losses and loss adjustment expenses	(1,051,953)	(998,844)
Acquisition expenses, net	(442,116)	(408,692)
Other operating expenses	(52,192)	(48,447)
Underwriting income	$44,376	$117,941
Underwriting Ratios
Loss ratio	66.3%	63.5%
Acquisition expense ratio	27.9%	26.0%
Other operating expense ratio	3.3%	3.1%
Combined ratio	97.5%	92.6%

Underwriting Income.   The reinsurance segment had underwriting income of $44.4 million and a combined ratio of 97.5% for 2005, compared to $117.9 million and 92.6% for 2004. The 2005 results included estimated pre-tax net losses in 2005 related to Hurricanes Dennis, Emily, Katrina, Rita and Wilma and the European Floods of $200.5 million, after reinsurance recoveries and net of reinstatement premiums. Before reinsurance recoveries, such estimated losses were $371.7 million. The 2004 results reflected estimated pre-tax net losses related to Hurricanes Charley, Frances, Ivan and Jeanne and Typhoon Songda of $125.4 million, after reinsurance recoveries and net of reinstatement premiums. Before reinsurance recoveries, such estimated losses were $177.0 million. The components of the reinsurance segment’s underwriting income are discussed below.

Premiums Written.   Gross premiums written for our reinsurance segment were $1.75 billion for 2005, compared to $1.66 billion for 2004. As a result of the significant catastrophic activity in 2005 and the impact of such events on the insurance market, the reinsurance segment was able to write certain property (both catastrophe and non-catastrophe) and marine business in the 2005 fourth quarter, which resulted in approximately $109.2 million of gross premiums written. Such business is not considered to be a recurring source of business in the future. Net premiums written for our reinsurance segment were $1.66 billion for 2005, compared to $1.59 billion for 2004. The growth was primarily attributable to the 2005 fourth quarter property and marine business discussed above. For 2005, 79.3% and 20.7% of net premiums written were generated from pro rata contracts and excess of loss treaties, compared to 71.2% and 28.8%, respectively, for 2004. Pro rata contracts are typically written at a lower loss ratio and higher expense ratio than excess of loss business. In certain cases, the reinsurance segment writes pro rata contracts where the underlying business consists of excess of loss treaties or insurance policies. Approximately 32.1% of amounts included in the pro rata contracts written are related to excess of loss treaties for 2005, compared to 32.8% for 2004. For information regarding net premiums written produced by type of business and geographic location, refer to note 3, “Segment Information,” of the notes accompanying our consolidated financial statements.

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

Fee Income.   The reinsurance segment recorded $5.0 million of fee income for 2005, compared to $0.6 million for 2004. Of the 2005 amount, $4.5 million related to an industry loss warranty contract. Under this contract, we received payment when industry-wide losses from certain natural perils exceeded a specified amount.

Losses and Loss Adjustment Expenses.   Reinsurance segment losses and loss adjustment expenses incurred for 2005 were $1.05 billion, or 66.3% of net premiums earned, compared to $998.8 million, or 63.5%, for 2004. The 2005 loss ratio reflected $208.5 million related to the 2005 catastrophic events noted above and $24.0 million of other catastrophe losses, while the 2004 loss ratio reflected $131.5 million from the 2004 catastrophic events noted above and the Algerian natural gas plant explosion in January 2004. The net increase in catastrophic activity in 2005 resulted in a 6.4 point increase in the 2005 loss ratio.

The loss ratio for 2005 also reflected net favorable development in prior year reserves of $91.2 million, compared to $85.3 million for 2004. The net favorable development in both periods was primarily due to short-tail lines, mainly property, and resulted from better than anticipated loss emergence. The net impact of the change in prior year development was a 0.4 point reduction in the 2005 loss ratio, compared to the 2004 ratio. In its reserving process in 2002 and 2003, the reinsurance segment recognized that there is a possibility that the assumptions made could prove to be inaccurate due to several factors primarily related to the start up nature of its operations. Due to the availability of additional data, and based on reserve analyses, it was determined that it was no longer necessary to continue to include such factors in the reserving process in 2004. Following reserve reviews, and based on the level of claims activity reported to date, the reinsurance segment has reduced the amount it had recorded in 2002 and 2003 by $12.1 million in 2005 and $7.3 million in 2004. Such amounts are reflected in the prior year development shown above.

The net favorable development in both periods was partially offset by increased acquisition expenses, primarily as a result of the commutation of certain treaties. Such activity resulted in an increase to acquisition expenses of approximately $9.0 million in 2005, compared to $21.7 million in 2004. The net decrease in acquisition expenses related to the commutation activity resulted in a 0.8 point decrease in the 2005 acquisition expense ratio, compared to the 2004 ratio. The remainder of the change in the loss ratio for 2005, compared to 2004, resulted from better results recorded in the reinsurance segment’s property lines of business and changes in their mix of business. For a discussion of the reserves for losses and loss adjustment expenses, please refer to the section above entitled “Critical Accounting Policies, Estimates and Recent Accounting Pronouncements—Reserves for Losses and Loss Adjustment Expenses.”

Underwriting Expenses.   The acquisition expense ratio for 2005 was 27.9%, compared to 26.0% for 2004. The increase in the 2005 acquisition ratio was due, in part, to a higher amount of property business than in 2004, $13.3 million of assessments incurred as a result of the 2005 hurricane activity, which added 0.9 points to the 2005 acquisition expense ratio, and changes in mix and type of business. Such amounts more than offset the reduction in acquisition expenses related to the commutation activity noted above. The other operating expense ratio was 3.3% for 2005, compared to 3.1% for 2004.

Net Investment Income

Net investment income was $232.9 million for 2005, compared to $143.7 million for 2004. The increase in net investment income was due, in part, to growth in average invested assets and an increase in the pre-tax investment income yield (net of investment expenses) to 3.7% for 2005, compared to 3.0% for 2004. These yields were calculated based on the amortized cost of the portfolio. Yields on future investment income may vary based on financial market conditions, investment allocation decisions and other factors. The increase in investment income yields was primarily due to higher yields available in financial markets as we reduced the average effective duration from 3.7 years at December 31, 2004 to 3.3 years at

December 31, 2005 and we maintained the average Standard & Poor’s quality of our portfolio at “AA+.” The average yield to maturity (book yield) increased from 3.5% at December 31, 2004 to 4.2% at December 31, 2005.

Net Realized Gains (Losses)

Following is a summary of net realized gains or losses for the years ended December 31, 2005 and 2004:

	Years Ended
	December 31,
	2005	2004
	(U.S. dollars in thousands)
Fixed maturities	$(56,770)	$22,007
Other investments	1,016	4,980
Other	2,298	3,250
Total	$(53,456)	30,237

Currently, our portfolio is actively managed on a total return basis within certain guidelines. The effect of financial market movements will influence the recognition of net realized gains and losses as the portfolio is adjusted and rebalanced. For 2005, net realized losses on our fixed maturities of $56.8 million included a provision of $25.7 million for declines in the fair value of investments held in our available for sale portfolio which were considered to be other-than-temporary, based on a review performed during the 2005 fourth quarter. For 2004, based on our other-than-temporary impairment review process, we did not consider any declines in the fair value of investments to be other-than-temporary. The declines in fair value on such securities were primarily due to the current interest rate environment and not due to issues with credit quality. The balance of $31.1 million in net realized losses in 2005 resulted from the sale of securities, compared to net realized gains from the sale of securities of $22.0 million in 2004. Net realized gains or losses in 2005 and 2004 from the sale of securities resulted from our decisions to reduce credit exposure, changes in duration targets and from sales related to rebalancing the portfolio. For a discussion of our accounting for investments, please refer to the section above entitled “—Critical Accounting Policies, Estimates and Recent Accounting Pronouncements—Investments.”

Other Expenses

Other expenses, which are included in our other operating expenses and part of our corporate and other segment (non-underwriting), were $25.8 million for 2005, compared to $21.7 million for 2004. Such amounts primarily represent certain holding company costs necessary to support our worldwide insurance and reinsurance operations, share based compensation expense and costs associated with operating as a publicly traded company. Other expenses for 2005 include approximately $1.9 million of costs related to an agreement entered into with Robert Clements, former Chairman of our board of directors, and approximately $4.9 million of costs related to an agreement entered into with Dwight Evans, former Chairman and Chief Executive Officer of Arch Worldwide Reinsurance Group. See note 10, “Transactions with Related Parties,” of the notes accompanying our consolidated financial statements.

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

Income Taxes

The income tax provision on income before income taxes resulted in an effective tax rate of 10.1% for 2005, compared to 7.6% for 2004. Our effective tax rate fluctuates from year to year consistent with the relative mix of income reported by jurisdiction due primarily to the varying tax rates in each jurisdiction. See note 9, “Income Taxes,” of the notes accompanying our consolidated financial statements for a reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average statutory tax rate for 2005 and 2004.

Liquidity and Capital Resources

ACGL is a holding company whose assets primarily consist of the shares in its subsidiaries. Generally, ACGL depends on its available cash resources, liquid investments and dividends or other distributions from its subsidiaries to make payments, including the payment of debt service obligations and operating expenses it may incur and any dividends or liquidation amounts with respect to the series A non-cumulative and series B non-cumulative preferred shares and common shares. For the years ended December 31, 2006, 2005 and 2004, ACGL received dividends of $22.1 million, $22.1 million and $11.0 million from Arch Re Bermuda. Such amounts were used to pay interest on ACGL’s senior notes.

On a consolidated basis, our aggregate cash and invested assets totaled $9.32 billion at December 31, 2006, compared to $7.12 billion at December 31, 2005. At December 31, 2006 and 2005, our fixed income portfolio, which includes fixed maturity securities and short-term investments, had an average Standard & Poor’s quality rating of “AAA” and “AA+”, respectively, and an average effective duration of 3.2 years and 3.3 years, respectively. ACGL’s readily available cash, short-term investments and marketable securities, excluding amounts held by our regulated insurance and reinsurance subsidiaries, totaled $14.2 million at December 31, 2006, compared to $21.0 million at December 31, 2005.

The ability of our regulated insurance and reinsurance subsidiaries to pay dividends or make distributions or other payments to us is dependent on their ability to meet applicable regulatory standards. Under Bermuda law, Arch Reinsurance Ltd. (“Arch Re Bermuda”) is required to maintain a minimum solvency margin (i.e., the amount by which the value of its general business assets must exceed its general business liabilities) equal to the greatest of (1) $100 million, (2) 50% of net premiums written (being gross premiums written by us less any premiums ceded by us, but we may not deduct more than 25% of gross premiums when computing net premiums written) and (3) 15% of loss and other insurance reserves. Arch Re Bermuda is prohibited from declaring or paying any dividends during any financial year if it is not in compliance with its minimum solvency margin or minimum liquidity ratio. In addition, Arch Re Bermuda is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files, at least seven days before payment of such dividends, with the Bermuda Monetary Authority an affidavit stating that it will continue to meet the required margins. In addition, Arch Re Bermuda is prohibited, without prior approval of the Bermuda Monetary Authority, from reducing by 15% or more its total statutory capital, as set out in its previous year’s statutory financial statements. At December 31, 2006, as determined under Bermuda law, Arch Re Bermuda had statutory capital of $1.98 billion and statutory capital and surplus of $3.32 billion. Such amounts include ownership interests in U.S. insurance and reinsurance subsidiaries. Accordingly, Arch Re Bermuda can pay approximately $830.9 million to ACGL during 2007 without providing an affidavit to the Bermuda Monetary Authority, as discussed above. Our U.S. insurance and reinsurance subsidiaries can pay approximately $117.5 million in dividends or distributions to Arch-U.S., our U.S. holding company, which is owned by Arch Re Bermuda, during 2007 without prior regulatory approval. Such dividends or distributions may be subject to applicable withholding or other taxes. Arch-Europe can pay approximately £4.5 million, or $8.8 million, in dividends to ACGL during 2007 without prior notice and approval by the FSA. In addition, the ability of our insurance and reinsurance subsidiaries to pay dividends is also constrained by our dependence on the financial strength ratings of our insurance and reinsurance subsidiaries from independent rating agencies. The ratings from these agencies depend to a large extent on the capitalization levels of our insurance and reinsurance subsidiaries. We believe that ACGL has sufficient cash resources and available dividend capacity to service its indebtedness and other current outstanding obligations.

Our insurance and reinsurance subsidiaries are required to maintain assets on deposit, which primarily consist of fixed maturities, with various regulatory authorities to support their operations. The assets on deposit are available to settle insurance and reinsurance liabilities to third parties. Our insurance and reinsurance subsidiaries also have investments in segregated portfolios primarily to provide collateral or guarantees for letters of credit to third parties. At December 31, 2006 and 2005, such amounts approximated $1.17 billion and $1.0 billion, respectively. In addition, Arch Re Bermuda maintains assets in trust accounts as collateral for insurance and reinsurance transactions with affiliated companies. At December 31, 2006 and 2005, such amounts approximated $3.6 billion and $2.77 billion, respectively.

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

Consolidated cash provided by operating activities was $1.61 billion for the year ended December 31, 2006, compared to $1.45 billion for the year ended December 31, 2005. Payments related to the 2004 and 2005 catastrophic events reduced operating cash flows by $179.8 million for the year ended December 31, 2006. Cash flow from operating activities are provided by premiums collected, fee income, investment income and collected reinsurance recoverables, offset by losses and loss adjustment expense payments, reinsurance premiums paid, operating costs and current taxes paid.

We expect that our operational needs, including our anticipated insurance obligations and operating and capital expenditure needs, for the next twelve months, at a minimum, will be met by our balance of cash, short-term investments and our credit facilities, as well as by funds generated from underwriting activities and investment income and proceeds on the sale or maturity of our investments. See “—Contractual Obligations and Commercial Commitments—Contractual Obligations” for an analysis of our contractual commitments at December 31, 2006.

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

On February 28, 2007, our Board of Directors authorized us to invest up to $1 billion in ACGL’s common shares through a share repurchase program. Repurchases under the program may be effected from time to time in open market or privately negotiated transactions through February 2009. The timing and amount of the repurchase transactions under this program will depend on a variety of factors, including market conditions and corporate and regulatory considerations. In connection with the repurchase program, the Warburg Pincus funds and Hellman & Friedman funds waived their rights relating to share repurchases under the shareholders agreement for all repurchases of common shares by ACGL under the repurchase program in open market transactions and certain privately negotiated transactions. See “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Dividends.”

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

During 2006, ACGL completed two public offerings of non-cumulative preferred shares. On February 1, 2006, $200.0 million principal amount of 8.0% series A non-cumulative preferred shares (“series A preferred shares”) were issued with net proceeds of $193.5 million and, on May 24, 2006, $125.0 million principal amount of 7.875% series B non-cumulative preferred shares (“series B preferred shares” and together with the series A preferred shares, the “preferred shares”) were issued with net proceeds of $120.9 million. The net proceeds of the offerings were used to support the underwriting activities of ACGL’s insurance and reinsurance subsidiaries. ACGL has the right to redeem all or a portion of each series of preferred shares at a redemption price of $25.00 per share on or after (1) February 1, 2011 for the series A preferred shares and (2) May 15, 2011 for the series B preferred shares. Dividends on the preferred shares are non-cumulative. Consequently, in the event dividends are not declared on the preferred shares for any dividend period, holders of preferred shares will not be entitled to receive a dividend for such period, and such undeclared dividend will not accrue and will not be payable. Holders of preferred shares will be entitled to receive dividend payments only when, as and if declared by ACGL’s board of directors or a duly authorized committee of the board of directors. Any such dividends will be payable from the date of original issue on a non-cumulative basis, quarterly in arrears. To the extent declared, these dividends will accumulate, with respect to each dividend period, in an amount per share equal to 8.0% of the $25.00 liquidation preference per annum for the series A preferred shares and 7.875% of the $25.00 liquidation preference per annum for the series B preferred shares. For the year ended December 31, 2006, we paid $17.4 million to holders of the preferred shares and, at December 31, 2006, had declared an aggregate of $3.3 million of dividends to be paid to holders of the preferred shares.

At December 31, 2006, ACGL’s capital of $3.89 billion consisted of $300.0 million of senior notes, representing 7.7% of the total, $325.0 million of preferred shares, representing 8.4% of the total, and common shareholders’ equity of $3.27 billion, representing the balance. At December 31, 2005, ACGL’s capital of $2.78 billion consisted of senior notes of $300 million, representing 10.8% of the total, and common shareholders’ equity of $2.48 billion, representing the balance. The increase in capital during 2006 of $1.11 billion was primarily attributable to net income for the year ended December 31, 2006, the issuance of $325.0 million of preferred shares and an after-tax increase in the fair value of our investment portfolio during 2006 which was primarily due to a decrease in the level of interest rates in the second half of 2006.

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

For our natural catastrophe exposed business, we seek to limit the amount of exposure we will assume from any one insured or reinsured and the amount of the exposure to catastrophe losses in any geographic zone. We monitor our exposure to catastrophic events, including earthquake and wind and periodically reevaluate the estimated probable maximum pre-tax loss for such exposures. Our estimated probable maximum pre-tax loss is determined through the use of modeling techniques, but such estimate does not represent our total potential loss for such exposures. We seek to limit the probable maximum pre-tax loss to a specific level for severe catastrophic events. Currently, we generally seek to limit the probable maximum pre-tax loss to approximately 25% of total shareholders’ equity for a severe catastrophic event in any geographic zone that could be expected to occur once in every 250 years, although we reserve the right to change this threshold at any time. There can be no assurances that we will not suffer pre-tax losses greater than 25% of our total shareholders’ equity from one or more catastrophic events due to several factors, including the inherent uncertainties in estimating the frequency and severity of such events and the margin of error in making such determinations resulting from potential inaccuracies and inadequacies in the data provided by clients and brokers, the modeling techniques and the application of such techniques or as a result of a decision to change the percentage of shareholders’ equity exposed to a single catastrophic event. In addition, depending on business opportunities and the mix of business that may comprise our insurance and reinsurance portfolio, we may seek to adjust our self-imposed limitations on probable maximum pre-tax loss for catastrophe exposed business. See “Critical Accounting Policies, Estimates and Recent Accounting Pronouncements—Ceded Reinsurance” for a discussion of our catastrophe reinsurance programs.

Contractual Obligations and Commercial Commitments

Letter of Credit and Revolving Credit Facilities

On August 30, 2006, we entered into the Second Amended and Restated Credit Agreement (“Credit Agreement”) for a $300 million unsecured revolving loan and letter of credit facility and a $1.0 billion secured letter of credit facility, an increase of $500 million from the previous credit agreement. The $300 million unsecured revolving loan is also available for the issuance of unsecured letters of credit up to $100 million for Arch Re U.S. Borrowings of revolving loans may be made by ACGL and Arch Re U.S. at a variable rate based on LIBOR or an alternative base rate at our option. Secured letters of credit are available for issuance on behalf of our insurance and reinsurance subsidiaries.

Issuance of letters of credit and borrowings under the Credit Agreement are subject to our compliance with certain covenants and conditions, including absence of a material adverse change. These covenants require, among other things, that we maintain a debt to shareholders’ equity ratio of not greater than 0.35 to 1 and shareholders’ equity in excess of $1.95 billion plus 25% of future aggregate net income for each quarterly period (not including any future net losses) beginning after June 30, 2006 and 25% of future aggregate proceeds from the issuance of common or preferred equity and that our principal insurance and reinsurance subsidiaries maintain at least a “B++” rating from A.M. Best. In addition, certain of our subsidiaries which are party to the Credit Agreement are required to maintain minimum shareholders’ equity levels. We were in compliance with all covenants contained in the Credit Agreement at December 31, 2006. The Credit Agreement expires on August 30, 2011.

Including the secured letter of credit portion of the Credit Agreement and another letter of credit facility (together, the “LOC Facilities”), we have access to letter of credit facilities for up to a total of $1.45 billion. The principal purpose of the LOC Facilities is to issue, as required, evergreen standby letters of credit in favor of primary insurance or reinsurance counterparties with which we have entered into reinsurance arrangements to ensure that such counterparties are permitted to take credit for reinsurance obtained from our reinsurance subsidiaries in United States jurisdictions where such subsidiaries are not licensed or otherwise admitted as an insurer, as required under insurance regulations in the United States, and to comply with requirements of Lloyd’s of London in connection with qualifying quota share and other arrangements. The amount of letters of credit issued is driven by, among other things, the timing and payment of catastrophe losses, loss development of existing reserves, the payment pattern of such reserves, the further expansion of our business and the loss experience of such business. When issued, certain letters of credit are secured by a portion of our investment portfolio. In addition, the LOC Facilities also require the maintenance of certain covenants, which we were in compliance with at December 31, 2006. At such date, we had approximately $663.7 million in outstanding letters of credit under the LOC Facilities, which were secured by investments totaling $728.7 million. The other letter of credit facility was amended and restated in December 2006. It is anticipated that the LOC Facilities will be renewed (or replaced) on expiry, but such renewal (or replacement) will be subject to the availability of credit from banks which we utilize. In addition to letters of credit, we have established and may establish additional insurance trust accounts in the U.S. and Canada to secure our reinsurance amounts payable as required. See note 7, “Investment Information,” of the notes accompanying our consolidated financial statements.

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

Guarantee

In the 2005 first quarter, we agreed to provide a guarantee, through the issuance of a standby letter of credit in the amount of $6.0 million (the “Guarantee”) for the benefit of a commercial bank, to assist the principals of an agency obtain a loan to purchase the agency from its prior owner. The agency loan is payable over a seven year term, and the amount of the Guarantee is based on the amortization schedule of the agency loan. At December 31, 2006, the Guarantee was $4.6 million. The fair value of the Guarantee included as a liability in our balance sheet was $0.2 million at December 31, 2006 and $0.3 million at December 31, 2005.

Contractual Obligations

The following table provides an analysis of our contractual commitments at December 31, 2006:

		Payment due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(U.S. dollars in thousands)
Long-term debt obligations	$300,000	—	—	—	$300,000
Interest expense on long-term debt obligations	606,375	22,050	44,100	44,100	496,125
Operating lease obligations	82,977	10,829	25,378	23,238	23,532
Purchase obligations	21,543	9,293	11,292	958	—
Reserves for losses and loss adjustment expenses, gross(1)	6,463,041	2,003,408	2,189,003	971,857	1,298,773
Deposit accounting liabilities(2)	45,107	3,243	5,500	8,395	27,969
Securities lending collateral(3)	891,376	891,376	—	—	—
Investment commitments	28,400	28,400	—	—	—
Total	$8,438,819	$2,968,599	$2,275,273	$1,048,548	$2,146,399

(1)          The estimated expected contractual commitments related to the reserves for losses and loss adjustment expenses are presented on a gross basis. It should be noted that until a claim has been presented to us, determined to be valid, quantified and settled, there is no known obligation on an individual transaction basis, and while estimable in the aggregate, the timing and amount contain significant uncertainty. Approximately 74% of our net reserves were incurred but not reported at December 31, 2006.

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

On December 29, 2005, Arch Re Bermuda entered into a quota share reinsurance treaty with Flatiron Re Ltd., a newly-formed Bermuda reinsurance company, pursuant to which Flatiron Re Ltd. is assuming a 45% quota share (the “Flatiron Treaty”) of certain lines of property and marine business underwritten by Arch Re Bermuda for unaffiliated third parties for the 2006 and 2007 underwriting years (January 1, 2006 to December 31, 2007). The quota share is subject to decrease by Arch Re Bermuda under certain circumstances. In addition, in certain circumstances, Flatiron Re Ltd. may extend at its option the coverage provided by the Flatiron Treaty to Arch Re Bermuda’s 2008 underwriting year. Effective June 28, 2006, the parties amended the Flatiron Treaty to increase the percentage ceded to Flatiron Re Ltd. from 45% to 70% of all covered business bound by Arch Re Bermuda from (and including) June 28, 2006 until (and including) August 15, 2006 provided such business did not incept beyond September 30, 2006. The ceding percentage for all business bound outside of this period will continue to be 45%, subject to adjustment as provided under the Flatiron Treaty. As a result of the terms of the Flatiron Treaty, we determined that Flatiron Re Ltd. is a variable interest entity. However, Arch Re Bermuda is not the primary beneficiary of Flatiron Re Ltd. and, as such, we are not required to consolidate the assets, liabilities and results of operations of Flatiron Re Ltd. per FIN 46R. See note 11, “Commitments and Contingencies,” of the notes accompanying our consolidated financial statements for further details on the Flatiron Treaty.

Investments

The finance and investment committee of our board of directors establishes our investment policies and creates guidelines for our investment managers. The finance and investment committee reviews the implementation of the investment strategy on a regular basis. Our current approach stresses preservation of capital, market liquidity and diversification of risk.

Our cash and invested assets were as follows at December 31, 2006 and 2005:

	December 31,
	2006	2005
	(U.S. dollars in thousands)
Fixed maturities available for sale, at fair value	$6,876,548	$5,280,987
Fixed maturities pledged under securities lending agreements, at fair value(1)	860,803	862,766
Total fixed maturities	7,737,351	6,143,753
Short-term investments available for sale, at fair value	957,698	681,887
Short-term investments pledged under securities lending agreements, at fair value(1)	—	1,100
Cash	317,017	222,477
Other investments, at fair value	307,082	70,233
Total cash and invested assets(1)(2)	$9,319,148	$7,119,450

(1)          In our securities lending transactions, we receive collateral in excess of the fair value of the fixed maturities and short-term investments pledged under securities lending agreements. For purposes of this table, we have excluded $891.4 million and $893.4 million, respectively, of collateral received which is reflected as “short-term investment of funds received under securities lending agreements, at fair value” and included $860.8 million and $863.9 million, respectively, of “fixed maturities and short-term investments pledged under securities lending agreements, at fair value” at December 31, 2006 and 2005.

(2)          Includes certain securities transactions entered into but not settled at the balance sheet date. Net of such amounts, total cash and investments were approximately $9.09 billion at December 31, 2006 and $7.11 billion at December 31, 2005.

At December 31, 2006, our fixed income portfolio, which includes fixed maturity securities and short-term investments, had a “AAA” average Standard & Poor’s quality rating, an average effective duration of 3.2 years, and an average yield to maturity (imbedded book yield), before investment expenses, of 4.97%. At December 31, 2005, our fixed income portfolio had a “AA+” average Standard & Poor’s quality rating, an average effective duration of 3.3 years, and an average yield to maturity (imbedded book yield), before investment expenses, of 4.19%.

We hired a Chief Investment Officer during 2005 to administer the investment portfolio, oversee our investment managers, formulate investment strategy in conjunction with our finance and investment committee and directly manage certain portions of our fixed income portfolio. At December 31, 2006, approximately $3.9 billion, or 42%, of our total investments and cash was internally managed, compared to $2.1 billion, or 29%, at December 31, 2005. While maintaining our emphasis on preservation of capital and liquidity, we expect our portfolio to become more diversified and, as a result, we may expand into areas which are not currently part of our investment strategy.

We participate in a securities lending program under which certain of our fixed income portfolio securities are loaned to third parties, primarily major brokerage firms, for short periods of time through a lending agent. Such securities have been reclassified as “Fixed maturities and short-term investments pledged under securities lending agreements, at fair value.” We maintain control over the securities we lend, retain the earnings and cash flows associated with the loaned securities and receive a fee from the borrower for the temporary use of the securities. Collateral received, primarily in the form of cash, is required at a rate of 102% of the fair value of the loaned securities (or 104% of the fair value of the loaned securities when the collateral and loaned securities are denominated in non-U.S. currencies) including accrued investment income and is monitored and maintained by the lending agent. Such collateral is reinvested and is reflected as “Short-term investment of funds received under securities lending agreements, at fair value.” At December 31, 2006, the fair value and amortized cost of fixed maturities and short-term investments pledged under securities lending agreements were $860.8 million and $854.8 million, respectively, while collateral received totaled $891.4 million at fair value and amortized cost. At December 31, 2005, the fair value and amortized cost of fixed maturities and short-term investments pledged under securities lending agreements were $863.9 million and $858.4 million, respectively, while collateral received totaled $893.4 million at fair value and amortized cost.

As part of our investment strategy, we seek to establish a level of cash and highly liquid short-term and intermediate-term securities which, combined with expected cash flow, is believed by us to be adequate to meet our foreseeable payment obligations. Our investment strategy allows for the use of derivative securities. Derivative instruments may be used to enhance investment performance, replicate investment positions or manage market exposures and duration risk that would be allowed under our investment guidelines if implemented in other ways. We began using equity futures to replicate equity investment positions in the 2006 first quarter. The fair values of those derivatives are based on quoted market prices.

The notional value of the net long position for equity futures was $78.6 million at December 31, 2006. In connection with the use of equity futures, we also began using exchange-traded Treasury note futures in the 2006 first quarter. The notional value of the net short position for Treasury note futures was $35.2 million at December 31, 2006. We recorded net realized gains of $2.1 million for the year ended December 31, 2006 related to changes in the fair value of all futures contracts. At December 31, 2006, the carrying value and fair value of all futures contracts was a liability of $0.3 million.

Our portfolio includes investments, such as mortgage-backed securities, which are subject to prepayment risk. At December 31, 2006, our investments in mortgage-backed securities, excluding commercial mortgage-backed securities, amounted to approximately $1.18 billion, or 12.7% of total investments and cash, compared to $376.8 million, or 5.3%, at December 31, 2005. Such amounts are classified as “available for sale” and are not held for trading purposes. In addition, our fixed maturities at December 31, 2006 include exposures to certain corporate sectors, such as the financial sector (8.0% of total investments and cash) and the industrial sector (4.8% of total investments and cash).

We expanded our investment strategy in 2005 to include other asset sectors. Alternative investment funds primarily include funds that invest in investment grade and non-investment grade fixed income securities and funds that invest in senior floating rate loans; equity securities include certain investments in mutual funds and other preferred stocks; and privately held securities include our investment in Aeolus LP. See note 10, “Transactions with Related Parties,” of the notes accompanying our consolidated financial statements for further details on the Company’s investment in Aeolus, L.P. Our investment commitments related to other investments totaled approximately $28.4 million and $8.4 million, respectively, at December 31, 2006 and 2005.

Calculation of Book Value Per Common Share

The following presents the calculation of book value per common share for December 31, 2006 and 2005. The shares and per share numbers set forth below exclude the effects of 5,669,994 and 5,637,108 stock options and 91,514 and 93,545 restricted stock units outstanding at December 31, 2006 and 2005, respectively.

	December 31,
	2006	2005
	(U.S. dollars in thousands, except share data)
Total shareholders’ equity	$3,590,619	$2,480,527
Less preferred shareholders’ equity	(325,000)	—
Common shareholders’ equity	3,265,619	$2,480,527
Common shares outstanding	74,270,466	73,334,870
Book value per common share	$43.97	$33.82

Market Sensitive Instruments and Risk Management

We are exposed to potential loss from various market risks, including changes in equity prices, interest rates and foreign currency exchange rates.

In accordance with the SEC’s Financial Reporting Release No. 48, we performed a sensitivity analysis to determine the effects that market risk exposures could have on the future earnings, fair values or cash flows of our financial instruments as of December 31, 2006. Market risk represents the risk of changes in the fair value of a financial instrument and consists of several components, including liquidity, basis and price risks.

The sensitivity analysis performed as of December 31, 2006 presents hypothetical losses in cash flows, earnings and fair values of market sensitive instruments which were held by us on December 31, 2006 and are sensitive to changes in interest rates and equity security prices. This risk management discussion and the estimated amounts generated from the following sensitivity analysis represent forward-looking statements of market risk assuming certain adverse market conditions occur. Actual results in the future may differ materially from these projected results due to actual developments in the global financial markets. The analysis methods used by us to assess and mitigate risk should not be considered projections of future events of losses.

The focus of the SEC’s market risk rules is on price risk. For purposes of specific risk analysis, we employ sensitivity analysis to determine the effects that market risk exposures could have on the future earnings, fair values or cash flows of our financial instruments. The financial instruments included in the following sensitivity analysis consist of all of our investments and cash.

Investment Market Risk

Fixed Income Securities.   We invest in interest rate sensitive securities, primarily debt securities. We consider the effect of interest rate movements on the market value of our fixed maturities, fixed maturities pledged under securities lending agreements, short-term investments and certain of our other investments which invest in fixed income securities and the corresponding change in unrealized appreciation. As interest rates rise, the market value of our interest rate sensitive securities falls, and the converse is also true. The following table summarizes the effect that an immediate, parallel shift in the interest rate yield curve would have had on the portfolio at December 31, 2006 and 2005. Based on historical observations, there is a low probability that all interest rate yield curves would shift in the same direction at the same time and, accordingly, the actual effect of interest rate movements may differ materially from the amounts set forth below. For further discussion on investment activity, please refer to “Investments.”

	Interest Rate Shift in Basis Points
	-100	-50	0	50	100
	(U.S. dollars in millions)
December 31, 2006:
Total market value	$9,153.8	$9,007.0	$8,862.5	$8,720.5	$8,581.2
Market value change from base	3.29%	1.63%	—	(1.60%)	(3.17%)
Change in unrealized value	$291.3	$144.5	—	($142.0)	($281.3)
December 31, 2005:
Total market value	$7,090.6	$6,971.4	$6,855.5	$6,743.1	$6,634.8
Market value change from base	3.43%	1.69%	—	(1.64%)	(3.22%)
Change in unrealized value	$235.1	$115.9	—	($112.4)	($220.7)

Another method that attempts to measure portfolio risk is Value-at-Risk (“VaR”). VaR attempts to take into account a broad cross-section of risks facing a portfolio by utilizing relevant securities volatility data skewed towards the most recent months and quarters. VaR measures the amount of a portfolio at risk for outcomes 1.65 standard deviations from the mean based on normal market conditions over a one year time horizon and is expressed as a percentage of the portfolio’s initial value. In other words, 95% of the time, should the risks taken into account in the VaR model perform per their historical tendencies, the portfolio’s loss in any one year period is expected to be less than or equal to the calculated VaR, stated as a percentage of the measured portfolio’s initial value. As of December 31, 2006, our portfolio’s VaR was estimated to be 3.66%, compared to an estimated 3.29% at December 31, 2005.

Equities and Privately Held Securities.   Our investment portfolio includes an allocation to other investments which include investments in certain stock index funds, other preferred stocks and privately held securities. At December 31, 2006 and 2005, the fair value of our investments in equities and privately held securities totaled $139.6 million and $41.5 million, respectively. These securities are exposed to price risk, which is the potential loss arising from decreases in the market value of equities. An immediate hypothetical 10% depreciation in the value of each equity position would reduce the fair value of such investments by approximately $14.0 million and $4.2 million at December 31, 2006 and 2005, respectively, and would have decreased book value per common share by approximately $0.19 and $0.06, respectively.

Investment-Related Derivatives.   We began to invest in certain derivative instruments in 2006 to replicate investment positions and to manage market exposures and duration risk. The notional value of the net long position for equity futures was $78.6 million at December 31, 2006 and the notional value of the net short position for Treasury note futures was $35.2 million at December 31, 2006. A 10% depreciation of the underlying exposure to these derivative instruments at December 31, 2006 would have resulted in a reduction in net income of approximately $11.4 million and would have decreased book value per common share by $0.15.

Foreign Currency Exchange Risk

Foreign currency rate risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates. A 10% depreciation of the U.S. Dollar against other currencies under our outstanding contracts at December 31, 2006, net of unrealized appreciation on our securities denominated in currencies other than the U.S. Dollar, would have resulted in unrealized gains of approximately $3.6 million and would have increased book value per common share by approximately $0.05. A 10% depreciation of the U.S. Dollar against other currencies under our outstanding contracts at December 31, 2005, net of unrealized appreciation on our securities denominated in currencies other than the U.S. Dollar, would have resulted in unrealized losses of approximately $7.7 million and would have decreased book value per common share by approximately $0.11. Based on historical observations, there is a low probability that all foreign currency exchange rates would shift against the U.S. Dollar in the same direction and at the same time and, accordingly, the actual effect of foreign currency rate movements may differ materially from the amounts set forth above. For further discussion on foreign exchange activity, please refer to “—Results of Operations.”

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

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to the information appearing above under the subheading “Market Sensitive Instruments and Risk Management” under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” which information is hereby incorporated by reference.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See our consolidated financial statements and notes thereto and required financial statement schedules commencing on page F-1.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the filing of this Form 10-K, our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation, as of December 31, 2006, for the purposes set forth in the applicable rules under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control-Integrated Framework.

Based on our assessment, management determined that, as of December 31, 2006, our internal control over financial reporting was effective. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page F-2.

Changes in Internal Controls Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference from the information to be included in our definitive proxy statement (“Proxy Statement”) for our annual meeting of shareholders to be held in 2007, which we intend to file with the SEC before April 30, 2007. Copies of our code of ethics applicable to our chief executive officer, chief financial officer and principal accounting officer or controller are available free of charge to investors upon written request addressed to the attention of ACGL’s corporate secretary, Wessex House, 45 Reid Street, Hamilton HM 12, Bermuda. In addition, our code of ethics and certain other basic corporate documents, including the charters of our audit committee, compensation committee and nominating committee are posted on our website. If any substantive amendments are made to the code of ethics or if there is a grant of a waiver, including any implicit waiver, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K, to the extent required by applicable law or the rules and regulations of any exchange applicable to us. Our website address is intended to be an inactive, textual reference only and none of the material on our website is incorporated by reference into this report.

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

March 1, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ CONSTANTINE IORDANOU	President and Chief Executive Officer	March 1, 2007
Constantine Iordanou	(Principal Executive Officer) and Director
/s/ JOHN D. VOLLARO	Executive Vice President, Chief Financial Officer	March 1, 2007
John D. Vollaro	and Treasurer (Principal Financial and Principal Accounting Officer)
*	Chairman and Director	March 1, 2007
Paul B. Ingrey
*	Director	March 1, 2007
Wolfe “Bill” H. Bragin
*	Director	March 1, 2007
John L. Bunce. Jr.

*	Director	March 1, 2007
Sean D. Carney
*	Director	March 1, 2007
Jeffrey A. Goldstein

*	Director	March 1, 2007
Kewsong Lee
*	Director	March 1, 2007
James J. Meenaghan
*	Director	March 1, 2007
John M. Pasquesi
*	Director	March 1, 2007
Robert F. Works

*                    By John D. Vollaro, as attorney-in-fact and agent, pursuant to a power of attorney, a copy of which has been filed with the Securities and Exchange Commission as Exhibit 24 to this report.

/s/ JOHN D. VOLLARO
Name: John D. Vollaro
Attorney-in-Fact

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Arch Capital Group Ltd.:

We have completed integrated audits of Arch Capital Group Ltd.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedules

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Arch Capital Group Ltd. and its subsidiaries (“the Company”) at December 31, 2006 and December 31, 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

February 28, 2007

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share data)

	December 31,
	2006	2005
Assets
Investments:
Fixed maturities available for sale, at fair value (amortized cost: 2006, $6,858,970; 2005, $5,310,712)	$6,876,548	$5,280,987
Short-term investments available for sale, at fair value (amortized cost: 2006, $956,926; 2005, $679,530)	957,698	681,887
Short-term investment of funds received under securities lending agreements, at fair value	891,376	893,379
Other investments (cost: 2006, $282,923; 2005, $59,839)	307,082	70,233
Total investments	9,032,704	6,926,486
Cash	317,017	222,477
Accrued investment income	68,440	62,196
Fixed maturities and short-term investments pledged under securities lending agreements, at fair value	860,803	863,866
Premiums receivable	749,961	672,902
Funds held by reinsureds	82,385	167,739
Unpaid losses and loss adjustment expenses recoverable	1,552,157	1,389,768
Paid losses and loss adjustment expenses recoverable	122,149	80,948
Prepaid reinsurance premiums	470,138	322,435
Deferred income tax assets, net	63,606	71,139
Deferred acquisition costs, net	290,999	317,357
Receivable for securities sold	190,168	220
Other assets	511,940	390,903
Total Assets	$14,312,467	$11,488,436
Liabilities
Reserve for losses and loss adjustment expenses	$6,463,041	$5,452,826
Unearned premiums	1,791,922	1,699,691
Reinsurance balances payable	301,679	150,451
Senior notes	300,000	300,000
Deposit accounting liabilities	45,107	43,104
Securities lending collateral	891,376	893,379
Payable for securities purchased	418,109	12,020
Other liabilities	510,614	456,438
Total Liabilities	10,721,848	9,007,909
Commitments and Contingencies
Shareholders’ Equity
Non-cumulative preferred shares ($0.01 par value, 50,000,000 shares authorized)
—Series A (issued: 2006, 8,000,000)	80	—
—Series B (issued: 2006, 5,000,000)	50	—
Common shares ($0.01 par value, 200,000,000 shares authorized, issued: 2006, 74,270,466; 2005, 73,334,870)	743	733
Additional paid-in capital	1,944,304	1,595,440
Deferred compensation under share award plan	—	(9,646)
Retained earnings	1,593,907	901,348
Accumulated other comprehensive income (loss), net of deferred income tax	51,535	(7,348)
Total Shareholders’ Equity	3,590,619	2,480,527
Total Liabilities and Shareholders’ Equity	$14,312,467	$11,488,436

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(U.S. dollars in thousands, except share data)

	Years Ended December 31,
	2006	2005	2004
Revenues
Net premiums written	$3,017,418	$3,138,772	$2,980,032
Decrease (increase) in unearned premiums	64,247	(161,056)	(64,150)
Net premiums earned	3,081,665	2,977,716	2,915,882
Net investment income	380,205	232,902	143,705
Net realized (losses) gains	(19,437)	(53,456)	30,237
Fee income	9,814	10,367	19,422
Other income (loss)	431	—	(5,196)
Total revenues	3,452,678	3,167,529	3,104,050
Expenses
Losses and loss adjustment expenses	1,790,549	2,001,949	1,876,605
Acquisition expenses	543,911	579,920	563,917
Other operating expenses	332,302	299,901	284,993
Interest expense	22,090	22,504	17,970
Net foreign exchange losses (gains)	23,933	(22,180)	17,438
Total expenses	2,712,785	2,882,094	2,760,923
Income before income taxes	739,893	285,435	343,127
Income taxes:
Current tax expense	18,405	38,024	50,644
Deferred tax expense (benefit)	8,274	(9,075)	(24,416)
Income tax expense	26,679	28,949	26,228
Net income	713,214	256,486	316,899
Preferred dividends	20,655	—	—
Net income available to common shareholders	$692,559	$256,486	$316,899
Net income per common share data
Basic	$9.46	$7.26	$10.04
Diluted	$9.08	$3.43	$4.37
Weighted average common shares and common share equivalents outstanding
Basic	73,212,432	35,342,650	31,560,737
Diluted	76,246,725	74,709,858	72,519,045

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(U.S. dollars in thousands)

	Years Ended December 31,
	2006	2005	2004
Series A Convertible Preference Shares
Balance at beginning of year	$—	$373	$388
Converted to common shares	—	(373)	(15)
Balance at end of year	—	—	373
Non-Cumulative Preferred Shares
Series A preferred shares issued	80	—	—
Series B preferred shares issued	50	—	—
Balance at end of year	130	—	—
Common Shares
Balance at beginning of year	733	349	282
Common shares issued	10	11	52
Converted from preference shares	—	373	15
Balance at end of year	743	733	349
Additional Paid-in Capital
Balance at beginning of year	1,595,440	1,560,291	1,361,267
Cumulative effect of change in accounting for unearned stock grant compensation	(9,646)	—	—
Series A non-cumulative preferred shares issued	193,377	—	—
Series B non-cumulative preferred shares issued	120,881	—	—
Common shares issued	379	8,376	190,160
Exercise of stock options	27,578	27,342	9,851
Common shares retired	(1,657)	(1,511)	(3,175)
Amortization of share-based compensation	17,259	—	—
Other	693	942	2,188
Balance at end of year	1,944,304	1,595,440	1,560,291
Deferred Compensation Under Share Award Plan
Balance at beginning of year	(9,646)	(9,879)	(15,004)
Cumulative effect of change in accounting for unearned stock grant compensation	9,646	—	—
Restricted common shares issued	—	(6,970)	(7,760)
Deferred compensation expense recognized	—	7,203	12,885
Balance at end of year	—	(9,646)	(9,879)
Retained Earnings
Balance at beginning of year	901,348	644,862	327,963
Dividends declared on preferred shares	(20,655)	—	—
Net income	713,214	256,486	316,899
Balance at end of year	1,593,907	901,348	644,862
Accumulated Other Comprehensive Income (Loss)
Balance at beginning of year	(7,348)	45,910	35,833
Change in unrealized appreciation (decline) in value of investments, net of deferred income tax	61,205	(52,271)	6,079
Foreign currency translation adjustments, net of deferred income tax	(2,322)	(987)	3,998
Balance at end of year	51,535	(7,348)	45,910
Total Shareholders’ Equity	$3,590,619	$2,480,527	$2,241,906

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(U.S. dollars in thousands)

	Years Ended December 31,
	2006	2005	2004
Comprehensive Income
Net income	$713,214	$256,486	$316,899
Other comprehensive income (loss), net of deferred income tax
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during year	39,690	(105,637)	30,443
Reclassification of net realized losses (gains), net of income taxes, included in net income	21,515	53,366	(24,364)
Foreign currency translation adjustments	(2,322)	(987)	3,998
Other comprehensive income (loss)	58,883	(53,258)	10,077
Comprehensive Income	$772,097	$203,228	$326,976

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	Years Ended December 31,
	2006	2005	2004
Operating Activities
Net income	$713,214	$256,486	$316,899
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized (gains) losses	21,056	55,754	(28,415)
Other (income) loss	(431)	—	4,296
Share-based compensation	17,259	8,218	14,575
Changes in:
Reserve for losses and loss adjustment expenses, net of unpaid losses and loss adjustment expenses recoverable	847,826	1,187,906	1,354,580
Unearned premiums, net of prepaid reinsurance premiums	(55,472)	157,461	63,798
Premiums receivable	(77,059)	(152,121)	(90,518)
Deferred acquisition costs, net	26,358	(39,173)	(5,482)
Funds held by reinsureds	85,354	42,207	1,998
Reinsurance balances payable	151,228	(19,051)	92,256
Paid losses and loss adjustment expenses recoverable	(41,201)	(54,971)	(18,099)
Deferred income tax assets, net	8,274	(9,075)	(24,416)
Other liabilities	27,250	49,787	189,252
Other items, net	(114,700)	(31,407)	(63,669)
Net Cash Provided By Operating Activities	1,608,956	1,452,021	1,807,055
Investing Activities
Purchases of fixed maturity investments	(15,728,141)	(10,361,040)	(6,470,687)
Proceeds from sales of fixed maturity investments	13,860,575	9,174,319	4,153,463
Proceeds from redemptions and maturities of fixed maturity investments	513,982	386,523	186,091
Purchases of other investments	(241,703)	(57,453)	—
Proceeds from sale of other investments	15,192	15,679	16,833
Net (purchases) sales of short-term investments	(245,005)	(507,048)	64,182
Change in securities lending collateral	2,003	(893,379)	—
Proceeds from sale of companies, net of cash	—	—	33,069
Purchases of furniture, equipment and other	(13,240)	(13,668)	(15,455)
Net Cash Used For Investing Activities	(1,836,337)	(2,256,067)	(2,032,504)
Financing Activities
Proceeds from common shares issued, net of repurchases	19,683	20,249	185,849
Proceeds from preferred shares issued, net of issuance costs	314,388	—	—
Proceeds from issuance of senior notes, net of issuance costs	—	—	296,442
Repayment of credit agreement borrowings	—	—	(200,000)
Change in securities lending collateral	(2,003)	893,379	—
Excess tax benefits from share-based compensation	5,448	—	—
Preferred dividends paid	(17,353)	—	—
Net Cash Provided By Financing Activities	320,163	913,628	282,291
Effects of exchange rate changes on foreign currency cash	1,758	(157)	(689)
Increase in cash	94,540	109,425	56,153
Cash beginning of year	222,477	113,052	56,899
Cash end of year	$317,017	$222,477	$113,052
Income taxes paid, net	$43,967	$40,090	$27,329
Interest paid	$22,050	$22,279	$12,808

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

(b) Premium Revenues and Related Expenses

Insurance premiums written are generally recorded at the policy inception and are primarily earned on a pro rata basis over the terms of the policies for all products, usually twelve months. Premiums written include estimates in the Company’s programs, aviation, construction and surety and collateral protection business and for participation in involuntary pools. Such premium estimates are derived from multiple sources which include the historical experience of the underlying business, similar business and available industry information. Unearned premium reserves represent the portion of premiums written that relates to the unexpired terms of in-force insurance policies.

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

Acquisition expenses and other expenses that vary with, and are directly related to, the acquisition of business related to the Company’s underwriting operations are deferred and amortized over the period in which the related premiums are earned. Acquisition expenses, net of ceding commissions received from unaffiliated reinsurers, consist principally of commissions, brokerage and taxes paid to obtain the Company’s business. Other operating expenses also include expenses that vary with, and are directly related to, the acquisition of business. Deferred acquisition costs, which are based on the related unearned premiums, are carried at their estimated realizable value and take into account anticipated losses and loss adjustment expenses, based on historical and current experience, and anticipated investment income. A premium deficiency is recognized if the sum of anticipated losses and loss adjustment expenses, unamortized acquisition costs and maintenance costs and anticipated investment income exceed unearned premiums. A premium deficiency is recognized by charging any unamortized acquisition costs to expense to the extent required in order to eliminate the deficiency. If the premium deficiency exceeds unamortized acquisition costs then a liability is accrued for the excess deficiency. No premium deficiency charges were recorded by the Company during the years ended December 31, 2006, 2005 or 2004.

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

Other investments are classified as “available for sale” and include alternative investments, which are funds with underlying ownership structures that may be limited partnerships (“LPs”) or limited liability companies (“LLCs”), equity securities such as investments in mutual funds and privately held securities. For those investments in which the underlying ownership structure is an LP or an LLC (i.e., when the LLC meets specific criteria requiring it to be treated similar to an LP) the Company uses the equity method to account for such investments. Under the equity method, investments are initially recorded at cost and are subsequently adjusted for changes in the Company’s proportionate share of net income or loss or other changes in capital of the investee. Changes in the carrying value of such investments are recorded in net investment income or other income. Investments in equity securities are carried at estimated fair value in accordance with SFAS No. 115. The estimated fair value of investments in privately held securities, other than those carried under the equity method, is initially equal to the cost of such investments until the investments are revalued based principally on substantive events or other factors which could indicate a diminution or appreciation in value, such as an arm’s-length third party transaction justifying an increased valuation or adverse development of a significant nature requiring a write-down. See Note 7 for information regarding the Company’s other investments.

In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” FASB Staff Position Nos. FAS115-1 and FAS124-1, ”The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” and Securities and Exchange Commission Staff Accounting Bulletin No. 59, “Other-Than-Temporary Impairment of Certain Investments in Debt and Equity Securities,” the Company reviews its investments each quarter to determine whether a decline in fair value below the amortized cost basis is other-than-temporary. The Company’s process for identifying declines in the fair value of investments that are other-than-temporary involves consideration of several factors. These factors include (i) the time period in which there has been a significant decline in value, (ii) an analysis of the liquidity, business prospects and overall financial condition of the issuer, (iii) the

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

significance of the decline and (iv) the Company’s intent and ability to hold the investment for a sufficient period of time for the value to recover. Where the Company’s analysis of the above factors results in the conclusion that declines in fair values are other-than-temporary, the cost basis of the securities is written down to fair value and the write-down is reflected as a realized loss. In periods subsequent to the recognition of an other-than-temporary impairment on fixed maturities (other than credit-related impairments), the Company accounts for such securities as if they had been purchased on the measurement date of the other-than-temporary impairment. The discount or reduced premium recorded for the fixed maturities, based on the new cost basis, is amortized over the remaining life of the fixed maturities into net investment income, as discussed below.

Under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), as amended on January 1, 2001, all derivative financial instruments, including embedded derivative instruments, are required to be recognized as either assets or liabilities in the consolidated balance sheets and measured at fair value. The accounting for gains and losses associated with changes in the fair value of a derivative and the effect on the consolidated financial statements depends on whether it has been designated and qualifies as part of a hedging relationship and whether the hedge is highly effective in achieving offsetting changes in the fair value of the asset or liability hedged. The Company’s investment strategy allows for the use of derivative instruments. The Company utilizes various derivative instruments such as futures contracts as part of the management of its stock index fund investments and to replicate equity investment positions. Derivative instruments may be used to enhance investment performance, replicate investment positions or manage market exposures and duration risk that would be allowed under the Company’s investment guidelines if implemented in other ways. Pursuant to SFAS No. 133, these instruments, which have no hedging designation, are recognized as assets and liabilities in the Company’s balance sheet at fair market value and changes in fair value are included in net realized gains and losses in its results of operations.

Net investment income includes interest and dividend income together with amortization of market premiums and discounts, includes changes in the market value of certain alternative investments accounted for under the equity method and is net of investment management and custody fees. Anticipated prepayments and expected maturities are used in applying the interest method for certain investments such as mortgage and other asset-backed securities. When actual prepayments differ significantly from anticipated prepayments, the effective yield is recalculated to reflect actual payments to date and anticipated future payments. The net investment in such securities is adjusted to the amount that would have existed had the new effective yield been applied since the acquisition of the security. Such adjustments, if any, are included in net investment income when determined.

Investment gains or losses realized on the sale of investments are determined on a first-in, first-out basis and are reflected in net income. Unrealized appreciation or decline in the value of securities, which are carried at fair value, is excluded from net income and recorded as a separate component of other comprehensive income, net of applicable deferred income tax. Unrealized appreciation or decline in the value of investments accounted for under the equity method are included in net investment income.

(i) Reserves for Losses and Loss Adjustment Expenses

The reserve for losses and loss adjustment expenses consists of estimates of unpaid reported losses and loss adjustment expenses and estimates for losses incurred but not reported. The reserve for unpaid reported losses and loss adjustment expenses, established by management based on reports from ceding

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

(l) Earnings Per Common Share Data

The calculation of basic earnings per common share excludes dilutive securities and is computed by dividing income available to common shareholders by the weighted average number of Common Shares, including vested restricted shares, outstanding for the periods. The calculation of diluted earnings per share reflects the potential dilution that could occur if Series A convertible preference shares (“Preference Shares”), Class B Warrants, nonvested restricted shares and employee stock options were converted into Common Shares. During the 2005 fourth quarter, all remaining Preference Shares were converted by the holders thereof into an equal number of Common Shares.

The following table sets forth the computation of basic and diluted earnings per common share:

	Years Ended December 31,
	2006	2005	2004
	(U.S. dollars in thousands, except share data)
Basic Earnings Per Common Share:
Net income	$713,214	$256,486	$316,899
Preferred dividends	(20,655)	—	—
Net income available to common shareholders	$692,559	$256,486	$316,899
Divided by:
Weighted average common shares outstanding	73,212,432	35,342,650	31,560,737
Basic earnings per common share	$9.46	$7.26	$10.04
Diluted Earnings Per Common Share:
Net income	$713,214	$256,486	$316,899
Preferred dividends	(20,655)	—	—
Net income available to common shareholders	$692,559	$256,486	$316,899
Divided by:
Weighted average common shares outstanding	73,212,432	35,342,650	31,560,737
Effect of dilutive securities:
Series A convertible preference shares	—	36,685,573	37,951,794
Warrants	—	42,242	74,384
Nonvested restricted shares	483,703	449,242	982,273
Stock options(1)	2,550,590	2,190,151	1,949,857
Total shares	76,246,725	74,709,858	72,519,045
Diluted earnings per share	$9.08	$3.43	$4.37

(1)          Certain stock options were not included in the computation of diluted earnings per share where the exercise price of the stock options exceeded the average market price and would have been anti-dilutive or where, when applying the treasury stock method to in-the-money options, the sum of the proceeds, including unrecognized compensation, exceeded the average market price and would have been anti-dilutive. For the years ended December 31, 2006, 2005 and 2004, the number of stock options excluded were 888,172, 62,838 and 30,952, respectively.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(m) Share-Based Compensation

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

anniversaries of the grant date. In September 2005, the Company’s board of directors approved a longer vesting period for future restricted share and unit awards to vest over a three year period: one-third on the first, second and third anniversaries of the grant date.

The share-based compensation expense associated with restricted share and unit awards have graded vesting features and vest based on service conditions only (i) granted after the effective date of adoption is calculated on a straight-line basis over the requisite service periods of the related awards and (ii) granted prior to the effective date of adoption and that remain unvested as of the date of adoption is calculated on a graded-vesting basis over the remaining requisite service periods of the related awards. These charges had no impact on the Company’s cash flows or total shareholders’ equity. See Note 13 for information relating to the Company’s restricted share and unit awards.

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

(n) Goodwill and Intangible Assets

The goodwill and intangible assets of acquired businesses, which is included in other assets in the Company’s balance sheet, represents the difference between the purchase price and the fair value of the net assets of the acquired businesses. The Company’s goodwill and intangible assets was $16.7 million at December 31, 2006 and 2005 and was related to the Company’s insurance operations. Substantially all of such amount represents the value of insurance licenses of acquired companies. The Company assesses whether goodwill and intangible assets are impaired by comparing the fair value of each reporting unit to its carrying value, including goodwill and intangible assets. The Company estimates the fair value of each reporting unit by using various methods, including a review of the estimated discounted cash flows expected to be generated by the reporting unit in the future. Such methods include a number of assumptions, including the uncertainty regarding future results and the discount rates used. If the reporting unit’s fair value is greater than its carrying value, goodwill and intangible assets are not impaired. Impairment occurs when the implied fair value of a reporting unit’s goodwill and intangible assets is less than its carrying value. The implied fair value of goodwill and intangible assets is determined by deducting the fair value of a reporting unit’s identifiable assets and liabilities from the fair value of the reporting unit as a whole. The Company conducts its impairment test annually. Additional impairment assessments may be performed on an interim basis if the Company encounters events or changes in circumstances indicating that more likely than not the carrying value of goodwill and intangible assets has been impaired.

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

(q) Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 (i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (ii) clarifies that certain instruments are not subject to the requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that may contain an embedded derivative requiring bifurcation, (iv) clarifies what may be an embedded derivative for certain concentrations of credit risk and (v) amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to eliminate certain prohibitions related to derivatives on a qualifying special-purpose entity. SFAS No. 155 is effective for the Company for all financial instruments acquired after January 1, 2007. The Company does not expect the adoption of SFAS No. 155 to have a material impact on its results of operations.

In January 2007, the FASB released SFAS No. 133 Implementation Issue No. B40, “Embedded Derivatives: Application of Paragraph 13(b) to Securitized Interests in Prepayable Financial Assets” (“B40”). B40 provides a narrow scope exception from the tests required under paragraph 13(b) of SFAS No. 133 for securitized interests that contain only an embedded derivative that is tied to the prepayment risk of the underlying prepayable financial asset if they meet both of the following criteria: (a) the right to accelerate the settlement of the securitized interest cannot be controlled by the investor, and (b) the securitized interest itself does not contain an embedded derivative (including an interest rate related derivative) for which bifurcation would be required other than an embedded derivative that results solely from the embedded call options in the underlying financial asset. B40 is required to be applied upon adoption of SFAS No. 155. However, criterion (b) is not applicable to securitized financial interests that (1) were issued before June 30, 2007 and (2) only include embedded derivatives, other than an embedded derivative that results solely from the embedded call options in the underlying financial assets, that have an extremely remote possibility of having greater than a trivial fair value when an interest rate index reaches an extremely remote level) as determined on the adoption of SFAS No. 155 or the purchase of the instrument, whichever occurs later. If a securitized financial interest does not meet both of the criteria for this scope exception, the tests under paragraph 13(b) of SFAS No. 133 must be performed and those tests must include consideration of the effect of the prepayment risk in the underlying financial assets. The Company expects that its securitized interests in prepayable financial assets acquired after the adoption of SFAS No. 155 will qualify for the B40 scope exception from the paragraph 13(b) test under SFAS No. 133.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition and is effective for fiscal years beginning after December 15, 2006. The

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company expects that the financial impact, if any, of applying the provisions of FIN No. 48 to all tax positions will not have a material impact on the Company’s financial position upon initial adoption.

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

In September 2006, the FASB issued Statement No. 158 (“SFAS No. 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which amends SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88,  “Employers’  Accounting  for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” and SFAS No. 132 (revised 2003), “Employers’ Disclosures about  Pensions and Other Postretirement Benefits,” and applies to all plan sponsors who offer defined benefit postretirement benefit plans. For purposes of providing employees with retirement benefits, the Company maintains a defined contribution retirement plan and does not utilize defined benefit pension or other postretirement benefit plans. Therefore, SFAS No. 158 will not impact the Company’s financial statements as it does not change the accounting and reporting with respect to defined contribution plans.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB No. 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses quantifying the financial statement effects of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. SAB No. 108 acknowledges the existing diversity in practice in this area and discusses the techniques commonly used to accumulate and quantify misstatements. There have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “rollover method” and the “iron curtain method.” The rollover method quantifies a misstatement based on the effects of correcting the misstatement existing in the current period income statement. The iron curtain method quantifies a misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of the current period, regardless of the misstatement’s period(s) of origin. In SAB No. 108, the SEC established an approach (i.e., the “dual approach”) that requires quantifying errors under both the rollover and iron curtain methods and evaluating the misstatement of the current year financial statements calculated under each approach. After considering all relevant quantitative and qualitative factors, if either approach results in a misstatement that is material, a registrant’s financial statements must be adjusted. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 had no impact on the Company’s financial statements for the year ended December 31, 2006.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115,” which provides a fair value option to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. SFAS No. 159 is effective for the Company beginning in the 2008 first quarter. The Company is reviewing the impact that adopting SFAS No. 159 will have on its financial statements.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.   Segment Information

The Company classifies its businesses into two underwriting segments—insurance and reinsurance—and a corporate and other segment (non-underwriting). The Company’s insurance and reinsurance operating segments each have segment managers who are responsible for the overall profitability of their respective segments and who are directly accountable to the Company’s chief operating decision makers, the President and Chief Executive Officer of ACGL and the Chief Financial Officer of ACGL. The chief operating decision makers do not assess performance, measure return on equity or make resource allocation decisions on a line of business basis. The Company determined its reportable operating segments using the management approach described in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

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

The insurance segment consists of the Company’s insurance underwriting subsidiaries which primarily write on both an admitted and non-admitted basis. The insurance segment consists of eight product lines: casualty; construction and surety; executive assurance; healthcare; professional liability; programs; property, marine and aviation; and other (primarily collateral protection business and non-standard automobile insurance prior to the sale of such operations in December 2004).

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

The corporate and other segment (non-underwriting) includes net investment income, other fee income, net of related expenses, other income (loss), other expenses incurred by the Company, interest expense, net realized gains or losses, net foreign exchange gains or losses and income taxes. The corporate and other segment also includes the results of the Company’s merchant banking operations prior to the sale of such operations in October 2004. In addition, results for the corporate and other segment included dividends on the Company’s non-cumulative preferred shares.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables set forth an analysis of the Company’s underwriting results by segment, together with a reconciliation of underwriting income to net income:

	Year Ended
	December 31, 2006
	Insurance	Reinsurance	Total
	(U.S. dollars in thousands)
Gross premiums written(1)	$2,624,757	$1,703,796	$4,282,449
Net premiums written(1)	1,652,056	1,365,362	3,017,418
Net premiums earned(1)	$1,600,854	$1,480,811	$3,081,665
Fee income	5,085	4,729	9,814
Losses and loss adjustment expenses	(1,017,263)	(773,286)	(1,790,549)
Acquisition expenses, net	(175,740)	(368,171)	(543,911)
Other operating expenses	(249,637)	(53,533)	(303,170)
Underwriting income	$163,299	$290,550	453,849
Net investment income			380,205
Net realized losses			(19,437)
Other income (loss)			431
Other expenses			(29,132)
Interest expense			(22,090)
Net foreign exchange losses			(23,933)
Income before income taxes			739,893
Income tax expense			(26,679)
Net income			713,214
Preferred dividends			(20,655)
Net income available to common shareholders			$692,559
Underwriting ratios
Loss ratio	63.5%	52.2%	58.1%
Acquisition expense ratio(2)	10.8%	24.9%	17.5%
Other operating expense ratio	15.6%	3.6%	9.8%
Combined ratio	89.9%	80.7%	85.4%

(1)          Certain amounts included in the gross premiums written of each segment are related to intersegment transactions. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total. The insurance segment and reinsurance segment results include $1.0 million and $45.1 million, respectively, of gross and net premiums written and $1.9 million and $48.1 million, respectively, of net premiums earned assumed through intersegment transactions.

(2)          The acquisition expense ratio is adjusted to include certain fee income.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended
	December 31, 2005
	Insurance	Reinsurance	Total
	(U.S. dollars in thousands)
Gross premiums written(1)	$2,325,632	$1,750,839	$4,014,817
Net premiums written(1)	1,481,300	1,657,472	3,138,772
Net premiums earned(1)	$1,392,114	$1,585,602	$2,977,716
Fee income	5,332	5,035	10,367
Losses and loss adjustment expenses	(949,996)	(1,051,953)	(2,001,949)
Acquisition expenses, net	(137,804)	(442,116)	(579,920)
Other operating expenses	(221,934)	(52,192)	(274,126)
Underwriting income	$87,712	$44,376	132,088
Net investment income			232,902
Net realized losses			(53,456)
Other expenses			(25,775)
Interest expense			(22,504)
Net foreign exchange gains			22,180
Income before income taxes			285,435
Income tax expense			(28,949)
Net income			256,486
Preferred dividends			—
Net income available to common shareholders			$256,486
Underwriting ratios
Loss ratio	68.2%	66.3%	67.2%
Acquisition expense ratio(2)	9.7%	27.9%	19.4%
Other operating expense ratio	15.9%	3.3%	9.2%
Combined ratio	93.8%	97.5%	95.8%

(1)          Certain amounts included in the gross premiums written of each segment are related to intersegment transactions. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total. The insurance segment and reinsurance segment results include $3.2 million and $58.4 million, respectively, of gross and net premiums written and $4.5 million and $56.9 million, respectively, of net premiums earned assumed through intersegment transactions.

(2)          The acquisition expense ratio is adjusted to include certain fee income.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended
	December 31, 2004
	Insurance	Reinsurance	Total
	(U.S. dollars in thousands)
Gross premiums written(1)	$2,146,188	$1,657,520	$3,667,991
Net premiums written(1)	1,391,984	1,588,048	2,980,032
Net premiums earned(1)	$1,342,559	$1,573,323	$2,915,882
Fee income	18,597	601	19,198
Losses and loss adjustment expenses	(877,761)	(998,844)	(1,876,605)
Acquisition expenses, net	(155,225)	(408,692)	(563,917)
Other operating expenses	(214,866)	(48,447)	(263,313)
Underwriting income	$113,304	$117,941	231,245
Net investment income			143,705
Net realized gains			30,237
Other fee income, net of related expenses			224
Other income (loss)			(5,196)
Other expenses			(21,680)
Interest expense			(17,970)
Net foreign exchange losses			(17,438)
Income before income taxes			343,127
Income tax expense			(26,228)
Net income			316,899
Preferred dividends			—
Net income			$316,899
Underwriting ratios
Loss ratio	65.4%	63.5%	64.4%
Acquisition expense ratio(2)	10.4%	26.0%	18.8%
Other operating expense ratio	16.0%	3.1%	9.0%
Combined ratio	91.8%	92.6%	92.2%

(1)          Certain amounts included in the gross premiums written of each segment are related to intersegment transactions. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total. The insurance segment and reinsurance segment results include $7.5 million and $128.2 million, respectively, of gross and net premiums written and $7.1 million and $134.1 million, respectively, of net premiums earned assumed through intersegment transactions.

(2)          The acquisition expense ratio is adjusted to include certain fee income.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the insurance segment’s net premiums written and earned by major line of business together with net premiums written by client location:

	Years Ended December 31,
	2006		2005		2004
	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(U.S. dollars in thousands)
INSURANCE SEGMENT
Net premiums written(1)
Property, marine and aviation	$320,928	19.4	$228,642	15.4	$178,654	12.8
Professional liability	289,328	17.5	227,828	15.4	176,788	12.7
Construction and surety	274,460	16.6	233,133	15.7	199,659	14.3
Programs	225,653	13.7	232,156	15.7	284,911	20.5
Casualty	220,244	13.3	271,788	18.4	289,816	20.9
Executive assurance	193,694	11.8	169,430	11.4	128,224	9.2
Healthcare	68,026	4.1	70,928	4.8	62,885	4.5
Other	59,723	3.6	47,395	3.2	71,047	5.1
Total	$1,652,056	100.0	$1,481,300	100.0	$1,391,984	100.0
Net premiums earned(1)
Property, marine and aviation	$291,119	18.2	$193,423	13.9	155,622	11.6
Professional liability	266,527	16.6	208,454	15.0	173,964	13.0
Construction and surety	265,992	16.6	222,705	16.0	208,469	15.5
Programs	224,841	14.0	227,607	16.3	325,378	24.2
Casualty	243,050	15.2	284,340	20.4	240,368	17.9
Executive assurance	193,295	12.2	138,641	10.0	121,067	9.0
Healthcare	70,747	4.4	67,769	4.9	53,125	4.0
Other	45,283	2.8	49,175	3.5	64,566	4.8
Total	$1,600,854	100.0	$1,392,114	100.0	$1,342,559	100.0
Net premiums written by client location(1)
United States	$1,340,792	81.2	$1,293,938	87.4	$1,330,165	95.6
Europe	182,815	11.0	107,283	7.2	29,397	2.1
Other	128,449	7.8	80,079	5.4	32,422	2.3
Total	$1,652,056	100.0	$1,481,300	100.0	$1,391,984	100.0

(1)          Insurance segment results include net premiums written and earned of $1.0 million and $1.9 million, respectively, assumed through intersegment transactions for the year ended December 31, 2006, $3.2 million and $4.5 million, respectively, for the year ended December 31, 2005 and $7.5 million and $7.1 million, respectively, for the year ended December 31, 2004. Insurance segment results exclude premiums written and earned of $45.1 million and $48.1 million, respectively, ceded through intersegment transactions for the year ended December 31, 2006, $58.4 million and $56.9 million, respectively, for the year ended December 31, 2005 and $128.2 million and $134.1 million, respectively, for the year ended December 31, 2004.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the reinsurance segment’s net premiums written and earned by major line of business and type of business, together with net premiums written by client location:

	Years Ended December 31,
	2006		2005		2004
	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(U.S. dollars in thousands)
REINSURANCE SEGMENT
Net premiums written(1)
Casualty(2)	$591,219	43.3	$753,829	45.5	$828,672	52.2
Property excluding property catastrophe	297,080	21.8	339,643	20.5	281,317	17.7
Other specialty	218,157	16.0	251,519	15.2	243,474	15.3
Property catastrophe	146,751	10.7	162,519	9.8	103,372	6.5
Marine and aviation	109,865	8.0	108,981	6.6	89,156	5.6
Other	2,290	0.2	40,981	2.4	42,057	2.7
Total	$1,365,362	100.0	$1,657,472	100.0	$1,588,048	100.0
Net premiums earned(1)
Casualty(2)	$668,086	45.1	$774,309	48.9	$777,625	49.4
Property excluding property catastrophe	310,042	20.9	293,776	18.5	277,115	17.6
Other specialty	220,641	14.9	247,344	15.6	284,998	18.1
Property catastrophe	176,106	11.9	121,999	7.7	99,952	6.4
Marine and aviation	100,565	6.8	105,141	6.6	88,750	5.6
Other	5,371	0.4	43,033	2.7	44,883	2.9
Total	$1,480,811	100.0	$1,585,602	100.0	$1,573,323	100.0
Net premiums written(1)
Pro rata	$987,391	72.3	$1,314,048	79.3	$1,131,351	71.2
Excess of loss	377,971	27.7	343,424	20.7	456,697	28.8
Total	$1,365,362	100.0	$1,657,472	100.0	$1,588,048	100.0
Net premiums earned(1)
Pro rata	$1,121,329	75.7	$1,199,798	75.7	$1,152,465	73.3
Excess of loss	359,482	24.3	385,804	24.3	420,858	26.7
Total	$1,480,811	100.0	$1,585,602	100.0	$1,573,323	100.0
Net premiums written by client location (1)
United States	$770,309	56.4	$898,980	54.2	$943,972	59.4
Europe	368,332	27.0	437,663	26.4	350,263	22.1
Bermuda	132,618	9.7	188,321	11.4	136,566	8.6
Other	94,103	6.9	132,508	8.0	157,247	9.9
Total	$1,365,362	100.0	$1,657,472	100.0	$1,588,048	100.0

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1)          Reinsurance segment results include net premiums written and earned of $45.1 million and $48.1 million, respectively, assumed through intersegment transactions for the year ended December 31, 2006, $58.4 million and $56.9 million, respectively, for the year ended December 31, 2005 and $128.2 million and $134.1 million, respectively, for the year ended December 31, 2004. Reinsurance segment results exclude premiums written and earned of $1.0 million and $1.9 million, respectively, ceded through intersegment transactions for the year ended December 31, 2006, $3.2 million and $4.5 million, respectively, for the year ended December 31, 2005 and $7.5 million and $7.1 million, respectively, for the year ended December 31, 2004.

(2)          Includes professional liability and executive assurance business.

4.   Reinsurance

In the normal course of business, the Company’s insurance subsidiaries cede a substantial portion of their premium through pro rata, excess of loss and facultative reinsurance agreements. The Company’s reinsurance subsidiaries purchase retrocessional coverage as part of their risk management program including an agreement with Flatiron Re Ltd. discussed below. In addition, the Company’s reinsurance subsidiaries participate in “common account” retrocessional arrangements for certain pro rata treaties. Such arrangements reduce the effect of individual or aggregate losses to all companies participating on such treaties, including the reinsurers, such as the Company’s reinsurance subsidiaries, and the ceding company. Reinsurance recoverables are recorded as assets, predicated on the reinsurers’ ability to meet their obligations under the reinsurance agreements. If the reinsurers are unable to satisfy their obligations under the agreements, the Company’s insurance or reinsurance subsidiaries would be liable for such defaulted amounts (see Note 11).

The effects of reinsurance on the Company’s written and earned premiums and losses and loss adjustment expenses with unaffiliated reinsurers were as follows:

	Years Ended December 31,
	2006	2005	2004
	(U.S. dollars in thousands)
Premiums Written
Direct	$2,572,936	$2,268,323	$2,047,499
Assumed	1,709,513	1,746,494	1,620,492
Ceded	(1,265,031)	(876,045)	(687,959)
Net	$3,017,418	$3,138,772	$2,980,032
Premiums Earned
Direct	$2,480,885	$2,151,724	$1,879,509
Assumed	1,752,683	1,677,319	1,639,321
Ceded	(1,151,903)	(851,327)	(602,948)
Net	$3,081,665	$2,977,716	$2,915,882
Losses and Loss Adjustment Expenses
Direct	$1,595,006	$1,790,973	$1,225,955
Assumed	899,877	1,294,288	1,059,963
Ceded	(704,334)	(1,083,312)	(409,313)
Net	$1,790,549	$2,001,949	$1,876,605

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Arch Re Bermuda pays to Flatiron Re Ltd. a reinsurance premium in the amount of the ceded percentage of the original gross written premium on the business reinsured with Flatiron Re Ltd. less a ceding commission, which includes a reimbursement of direct acquisition expenses as well as a commission to Arch Re Bermuda for generating the business. The Treaty also provides for a profit commission to Arch Re Bermuda based on the underwriting results for the 2006 and 2007 underwriting years on a cumulative basis. For the year ended December 31, 2006, $273.2 million of premiums written, $157.4 million of premiums earned and $52.2 million of losses and loss adjustment expenses were ceded to Flatiron Re Ltd. by Arch Re Bermuda.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Reserve for Losses and Loss Adjustment Expenses

The following table represents an analysis of losses and loss adjustment expenses and a reconciliation of the beginning and ending reserve for losses and loss adjustment expenses:

	Years Ended December 31,
	2006	2005	2004
	(U.S. dollars in thousands)
Reserve for losses and loss adjustment expenses at beginning of year	$5,452,826	$3,492,759	$1,911,596
Unpaid losses and loss adjustment expenses recoverable	1,389,768	617,607	369,080
Net reserve for losses and loss adjustment expenses at beginning of year	4,063,058	2,875,152	1,542,516
Increase (decrease) in net losses and loss adjustment expenses incurred relating to losses occurring in:
Current year	1,867,344	2,120,962	1,975,312
Prior years	(76,795)	(119,013)	(98,707)
Total net incurred losses and loss adjustment expenses	1,790,549	2,001,949	1,876,605
Net losses and loss adjustment expense reserves of acquired (sold) companies	—	—	(21,944)
Exchange rate effects	47,711	(55,854)	39,930
Less net losses and loss adjustment expenses paid relating to losses occurring in:
Current year	245,856	308,954	314,545
Prior years	744,578	449,235	247,410
Total net paid losses and loss adjustment expenses	990,434	758,189	561,955
Net reserve for losses and loss adjustment expenses at end of year	4,910,884	4,063,058	2,875,152
Unpaid losses and loss adjustment expenses recoverable	1,552,157	1,389,768	617,607
Reserve for losses and loss adjustment expenses at end of year	$6,463,041	$5,452,826	$3,492,759

During 2006, the Company recorded a redundancy on net reserves recorded in prior years of approximately $76.8 million, which consisted of $68.5 million from the reinsurance segment and $8.3 million from the insurance segment. Of the net favorable development in the reinsurance segment, $37.1 million came from short-tail lines, and $31.4 million came from longer-tail lines. The development resulted from better than anticipated loss emergence and was net of $38.1 million of adverse development on the 2005 catastrophic events, primarily in short-tail lines. The net favorable development was partially offset by an increase in acquisition expenses of $7.8 million, primarily as a result of the commutation of certain treaties. In addition, in its reserving process in 2002 and 2003, the reinsurance segment recognized that there is a possibility that the assumptions made could prove to be inaccurate due to several factors primarily related to the start up nature of its operations. Due to the availability of additional data, and based on reserve analyses, it was determined that it was no longer necessary to continue to include such factors. Based on the level of claims activity reported to date, the reinsurance segment reduced the amount of reserves it had recorded in 2002 and 2003 by $7.6 million in 2006. Prior to 2005, the insurance segment’s reserving method relied heavily on industry data. In 2005, the insurance segment began to give a relatively

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

small amount of weight to its own experience. As a result, the insurance segment reduced loss selections for some lines, in particular those written on a claims-made basis and for which it now has a reasonable level of credible data. The insurance segment’s net favorable development of $8.3 million was primarily due to reductions in reserves in medium-tailed and long-tailed lines of business resulting from such changes, partially offset by adverse development of $44.0 million from short-tail lines which included $30.8 million of adverse development on the 2005 catastrophic events.

During 2005, the Company recorded a redundancy on net reserves recorded in prior years of approximately $119.0 million. The net favorable development consisted of $91.2 million from the reinsurance segment and $27.8 million from the insurance segment. Of the net favorable development in the reinsurance segment, $85.3 million was primarily due to short-tail lines, mainly property, and resulted from better than anticipated loss emergence. Such amount was partially offset by an increase in acquisition expenses of $9.0 million, primarily as a result of the commutation of certain treaties. As noted above, in its reserving process in 2002 and 2003, the reinsurance segment recognized that there is a possibility that the assumptions made could prove to be inaccurate due to several factors primarily related to the start up nature of its operations. Following a reserve review in the 2004 fourth quarter, and based on the level of claims activity reported to date, the reinsurance segment reduced the amount of reserves it had recorded in 2002 and 2003 by $12.1 million in 2005. Except as discussed above, the estimated favorable development in the reinsurance segment’s prior year reserves did not reflect any significant changes in the key assumptions it made to estimate these reserves at December 31, 2004. Prior to 2005, the insurance segment’s reserving method relied heavily on industry data. In 2005, the insurance segment began to give a relatively small amount of weight to its own experience. As a result, the insurance segment reduced reserves in certain medium-tailed and long-tailed lines of business, in particular those written on a claims-made basis and for which it now has a reasonable level of credible data.

During 2004, the Company recorded a redundancy on net reserves recorded in prior years of approximately $98.7 million. The net favorable development consisted of $85.3 million from the reinsurance segment and $13.4 million from the insurance segment. Of the net favorable development in the reinsurance segment, $74.1 million was due to short-tail lines and resulted from better than anticipated loss emergence. Such amount was partially offset by an increase in acquisition expenses of $21.7 million, primarily as a result of the commutation of certain treaties. As noted above, in its reserving process in 2002 and 2003, the reinsurance segment recognized that there is a possibility that the assumptions made could prove to be inaccurate due to several factors primarily related to the start up nature of its operations. Following a reserve review in the 2004 fourth quarter, and based on the level of claims activity reported to date, the reinsurance segment reduced the amount of reserves it had recorded in 2002 and 2003 by $7.3 million. Except as discussed above, the estimated favorable development in the reinsurance segment’s prior year reserves did not reflect any significant changes in the key assumptions it made to estimate these reserves at December 31, 2003. The net favorable development in the insurance segment was primarily due to the fact that both the frequency and severity of reported losses were less than the levels anticipated for property and other short-tail business at December 31, 2003. Such amounts were partially offset by $8.8 million of adverse development in program business during 2004.

6. Deposit Accounting

Certain assumed reinsurance contracts are deemed, under current financial accounting standards, not to transfer insurance risk, and are accounted for using the deposit method of accounting. However, it is possible that the Company could incur financial losses on such contracts. For those contracts that contain

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

an element of underwriting risk, the estimated profit margin is deferred and amortized over the contract period and such amount is included in the Company’s underwriting results. When the estimated profit margin is explicit, the margin is reflected as fee income and any adverse financial results on such contracts are reflected as incurred losses. For the years ended December 31, 2006, 2005 and 2004, the Company recorded $4.1 million, $0.4 million and $0.6 million of fee income on such contracts, respectively. When the estimated profit margin is implicit, the margin is reflected as an offset to paid losses and any adverse financial results on such contracts are reflected as incurred losses. For the years ended December 31, 2006 and 2005, the Company recorded $2.1 million and $6.1 million, respectively, as an offset to paid losses on such contracts. For the year ended December 31, 2004, the Company recorded incurred losses of $0.8 million which were reflected as an increase to paid losses. On a notional basis, the amount of premiums from those contracts that contain an element of underwriting risk was $11.9 million, $7.6 million and $81.4 million, respectively, for the years ended December 31, 2006, 2005 and 2004. In making any determination to account for a contract using the deposit method of accounting, the Company is required to make many estimates and judgments under the current financial accounting standards.

7. Investment Information

The Company’s invested assets were as follows:

	December 31,
	2006	2005
	(U.S. dollars in thousands)
Fixed maturities available for sale, at fair value	$6,876,548	$5,280,987
Fixed maturities pledged under securities lending agreements, at fair value(1)	860,803	862,766
Total fixed maturities	7,737,351	6,143,753
Short-term investments available for sale, at fair value	957,698	681,887
Short-term investments pledged under securities lending agreements, at fair value(1)	—	1,100
Other investments	307,082	70,233
Total invested assets(1)(2)	$9,002,131	$6,896,973

(1)          In securities lending transactions, the Company receives collateral in excess of the fair value of the fixed maturities and short-term investments pledged under securities lending agreements. For purposes of this table, the Company has excluded the collateral received at December 31, 2006 and 2005 of $891.4 million and $893.4 million, respectively, which is reflected as “short-term investment of funds received under securities lending agreements, at fair value” and included the $860.8 million and $863.9 million, respectively, of “fixed maturities and short-term investments pledged under securities lending agreements, at fair value.”

(2)          Includes certain securities transactions entered into but not settled at the balance sheet date. Net of such amounts, total invested assets were approximately $8.77 billion at December 31, 2006 and $6.89 billion at December 31, 2005.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fixed Maturities and Fixed Maturities Pledged Under Securities Lending Agreements

The following table summarizes the Company’s fixed maturities and fixed maturities pledged under securities lending agreements:

	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
	(U.S. dollars in thousands)
December 31, 2006:
U.S. government and government agencies	$1,922,511	$12,835	($10,806)	$1,920,482
Corporate bonds	1,504,989	9,196	(5,634)	1,501,427
Mortgage backed securities	1,183,805	7,866	(1,678)	1,177,617
Asset backed securities	907,829	923	(1,457)	908,363
Commercial mortgage backed securities	868,586	4,953	(1,098)	864,731
Municipal bonds	815,204	1,323	(3,885)	817,766
Non-U.S. government securities	534,427	15,776	(4,718)	523,369
Total	$7,737,351	$52,872	($29,276)	$7,713,755
December 31, 2005:
U.S. government and government agencies	$2,106,866	$18,152	($10,001)	$2,098,715
Corporate bonds	1,595,559	2,663	(10,345)	1,603,241
Mortgage backed securities	376,793	653	(1,576)	377,716
Asset backed securities	591,401	194	(3,348)	594,555
Commercial mortgage backed securities	469,984	292	(5,292)	474,984
Municipal bonds	623,822	5,039	(4,006)	622,789
Non-U.S. government securities	379,328	3,756	(20,483)	396,055
Total	$6,143,753	$30,749	($55,051)	$6,168,055

The contractual maturities of the Company’s fixed maturities and fixed maturities pledged under securities lending agreements are shown below. Expected maturities, which are management’s best estimates, will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2006		December 31, 2005
Maturity	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
	(U.S. dollars in thousands)
Due in one year or less	$277,649	$276,563	$426,278	$431,941
Due after one year through five years	2,246,760	2,244,611	2,576,734	2,595,812
Due after five years through 10 years	1,635,021	1,632,988	1,072,690	1,081,194
Due after 10 years	617,701	608,882	629,873	611,853
	4,777,131	4,763,044	4,705,575	4,720,800
Mortgage backed securities	1,183,805	1,177,617	376,793	377,716
Asset backed securities	907,829	908,363	591,401	594,555
Commercial mortgage backed securities	868,586	864,731	469,984	474,984
Total	$7,737,351	$7,713,755	$6,143,753	$6,168,055

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The credit quality distribution of the Company’s fixed maturities and fixed maturities pledged under securities lending agreements are shown below:

	December 31, 2006		December 31, 2005
Rating (1)	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(U.S. dollars in thousands)
AAA	$6,366,059	82.3	$4,692,579	76.4
AA	605,427	7.8	654,129	10.6
A	430,103	5.6	538,570	8.8
BBB	194,408	2.5	146,325	2.4
BB	32,572	0.4	24,472	0.4
B	64,636	0.8	53,178	0.9
Lower than B	11,149	0.2	7,388	0.1
Not rated	32,997	0.4	27,112	0.4
Total	$7,737,351	100.0	$6,143,753	100.0

(1)          Ratings as assigned by Standard & Poor’s.

At December 31, 2006 and 2005, the weighted average contractual maturities of the Company’s total fixed maturity and short-term investments, based on fair value, were 10.8 years and 7.8 years, respectively, while the weighted average expected maturities of the Company’s total fixed maturity and short-term investments, based on fair value, were 6.9 years and 4.5 years, respectively. Approximately 98% of the fixed maturities and fixed maturities pledged under securities lending agreements held by the Company were rated investment grade by Standard & Poor’s Corporation or Moody’s Investors Service, Inc. at December 31, 2006 and 2005. There were no investments in any entity in excess of 10% of the Company’s shareholders’ equity at December 31, 2006 or 2005 other than investments issued or guaranteed by the United States government or its agencies.

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

The Company had gross unrealized losses on its fixed maturities of $29.3 million at December 31, 2006. At December 31, 2006, on a lot level basis, approximately 1,529 security lots out of a total of approximately 3,292 security lots were in an unrealized loss position and the largest single unrealized loss from a single lot in the Company’s fixed maturity portfolio was $1.1 million. The Company had gross unrealized losses on its fixed maturities of $55.1 million at December 31, 2005. At December 31, 2005, on a

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

lot level basis, approximately 1,435 security lots out of a total of approximately 2,412 security lots were in an unrealized loss position and the largest single unrealized loss from a single lot in the Company’s fixed maturity portfolio was $1.4 million.

The majority of the Company’s fixed maturities which were in an unrealized loss position at December 31, 2006 were in such position for under twelve months. In general, except for certain securities that the Company intends to hold until market recovery, the Company considers twelve months to be the threshold for the time period in which there has been a significant decline in value in order to consider such security’s value to be other-than-temporarily impaired. Securities which are in an unrealized loss position for more than twelve months are considered other-than-temporarily impaired, while securities in an unrealized loss position for less than twelve months are evaluated for other-than-temporary impairment if such unrealized loss is in excess of 20% of the security’s cost basis. With respect to securities where the decline in value is determined to be temporary because the Company concluded that the investment was impaired for a minor length of time or to a minor extent and the security’s value is not written down, a subsequent decision may be made to sell that security and realize a loss. Such sale would not contradict the Company’s determination that the decline was temporary because subsequent decisions to sell a security are made within the context of overall risk management, new information and the assessment of such security’s value relative to comparable securities. While the Company’s internal and external investment managers may, at a given point in time, believe the preferred course of action is to hold securities until such losses are recovered, the dynamic nature of portfolio management may result in a subsequent decision by the Company to sell the security and realize the loss, based upon a change in market and other factors discussed above. The Company believes these subsequent decisions are consistent with the classification of its investment portfolio as “available for sale.”

During 2006, the Company identified approximately 423 fixed maturity securities with a fair value of $1.44 billion which were considered to be other-than-temporarily impaired. Consequently, the cost of such securities was written down to fair value and the Company recognized a realized loss of $31.6 million. During 2005, the Company identified approximately 374 fixed maturity securities with a fair value of $971.0 million which were considered to be other-than-temporarily impaired. Consequently, the cost of such securities was written down to fair value and the Company recognized a realized loss of $25.7 million. No investments were considered to be other-than-temporarily impaired during 2004.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides an analysis of the length of time each of those fixed maturities, fixed maturities pledged under securities lending agreements and equity securities with an unrealized loss has been in a continual unrealized loss position. Such investments were in an unrealized loss position principally due to changes in the interest rate environment. The information below indicates the potential effect upon future income in the event management later concludes that such declines are considered other-than-temporary. At December 31, 2006, a significant portion of the $9.1 million of gross unrealized losses on securities in an unrealized loss position for more than twelve months were related to certain securities that the Company intends to hold until market recovery.

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(U.S. dollars in thousands)
December 31, 2006:
Fixed maturities and fixed maturities pledged under securities lending agreements:
U.S. government and government agencies	$832,511	($6,175)	$167,801	($4,631)	$1,000,312	($10,806)
Corporate bonds	645,345	(4,358)	195,358	(1,276)	840,703	(5,634)
Mortgage backed securities	516,137	(1,615)	6,893	(63)	523,030	(1,678)
Asset backed securities	453,627	(1,315)	34,982	(142)	488,609	(1,457)
Commercial mortgage backed securities	185,786	(717)	47,400	(381)	233,186	(1,098)
Municipal bonds	386,596	(1,980)	122,647	(1,905)	509,243	(3,885)
Non-U.S. government securities	384,496	(3,987)	42,358	(731)	426,854	(4,718)
Total	3,404,498	(20,147)	617,439	(9,129)	4,021,937	(29,276)
Equity securities:
Other investments	55,243	(451)	—	—	55,243	(451)
Total	$3,459,741	($20,598)	$617,439	($9,129)	$4,077,180	($29,727)
December 31, 2005:
Fixed maturities and fixed maturities pledged under securities lending agreements:
U.S. government and government agencies	$1,137,846	($9,867)	$7,317	($134)	$1,145,163	($10,001)
Corporate bonds	818,983	(10,104)	11,025	(241)	830,008	(10,345)
Mortgage backed securities	124,543	(1,559)	431	(17)	124,974	(1,576)
Asset backed securities	297,355	(3,282)	16,930	(66)	314,285	(3,348)
Commercial mortgage backed securities	368,694	(5,286)	173	(6)	368,867	(5,292)
Municipal bonds	365,639	(4,006)	—	—	365,639	(4,006)
Non-U.S. government securities	307,791	(20,483)	5	(0)	307,796	(20,483)
Total	3,420,851	(54,587)	35,881	(464)	3,456,732	(55,051)
Equity securities:
Other investments	27,556	(211)	—	—	27,556	(211)
Total	$3,448,407	($54,798)	$35,881	($464)	$3,484,288	($55,262)

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Securities Lending Agreements

During 2005, the Company began a securities lending program under which certain of its fixed income portfolio securities are loaned to third parties, primarily major brokerage firms, for short periods of time through a lending agent. Such securities have been reclassified as “Fixed maturities and short-term investments pledged under securities lending agreements.” The Company maintains control over the securities it lends, retains the earnings and cash flows associated with the loaned securities and receives a fee from the borrower for the temporary use of the securities. Collateral received, primarily in the form of cash, is required at a rate of 102% of the market value of the loaned securities (or 104% of the market value of the loaned securities when the collateral and loaned securities are denominated in non-U.S. currencies) including accrued investment income and is monitored and maintained by the lending agent. Such collateral is reinvested and is reflected as “Short-term investment of funds received under securities lending agreements, at fair value.” At December 31, 2006, the fair value and amortized cost of fixed maturities and short-term investments pledged under securities lending agreements were $860.8 million and $854.8 million, respectively, while collateral received totaled $891.4 million at fair value and amortized cost. At December 31, 2005, the fair value and amortized cost of fixed maturities and short-term investments pledged under securities lending agreements were $863.9 million and $858.4 million, respectively, while collateral received totaled $893.4 million at fair value and amortized cost.

Investment-Related Derivatives

The Company’s investment strategy allows for the use of derivative securities. Derivative instruments may be used to enhance investment performance, replicate investment positions or manage market exposures and duration risk that would be allowed under the Company’s investment guidelines if implemented in other ways. The Company began using equity futures to replicate equity investment positions in the 2006 first quarter. The fair values of those derivatives are based on quoted market prices. The notional value of the net long position for equity futures was $78.6 million at December 31, 2006. In connection with the use of equity futures, the Company also began using exchange-traded Treasury note futures in the 2006 first quarter. The notional value of the net short position for Treasury note futures was $35.2 million at December 31, 2006. The Company recorded net realized gains of $2.1 million for the year ended December 31, 2006 related to changes in the fair value of all futures contracts. At December 31, 2006, the carrying value and fair value of all futures contracts was a liability of $0.3 million.

Other Investments

The following table details the Company’s other investments:

	December 31, 2006		December 31, 2005
	Estimated Fair Value	Cost	Estimated Fair Value	Cost
	(U.S. dollars in thousands)
Alternative investment funds	$167,497	$167,703	$28,719	$28,746
Equity securities	75,496	60,619	27,900	25,899
Privately held securities	64,089	54,601	13,614	5,194
Total	$307,082	$282,923	$70,233	$59,839

The Company expanded its investment strategy in 2005 to include other asset sectors. Alternative investment funds primarily include funds that invest in investment grade and non-investment grade fixed

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

income securities and funds that invest in senior floating rate loans; equity securities include certain investments in mutual funds and other preferred stocks; and privately held securities include the Company’s investment in Aeolus LP (see Note 10). The Company’s investment commitments relating to its other investments totaled approximately $28.4 million at December 31, 2006.

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

The following table details the value of restricted assets:

	December 31,
	2006	2005
	(U.S. dollars in thousands)
Assets used for collateral or guarantees	$809,284	$745,084
Deposits with U.S. regulatory authorities	221,864	173,313
Trust funds	104,408	69,468
Deposits with non-U.S. regulatory authorities	34,112	17,029
Total restricted assets	$1,169,668	$1,004,894

In addition, Arch Re Bermuda maintains assets in trust accounts as collateral for insurance and reinsurance transactions with affiliated companies. At December 31, 2006 and 2005, such amounts approximated $3.6 billion and $2.77 billion, respectively.

Net Investment Income

The components of net investment income were derived from the following sources:

	Years Ended December 31,
	2006	2005	2004
	(U.S. dollars in thousands)
Fixed maturities	$327,331	$229,800	$146,175
Short-term investments	45,144	6,673	2,781
Other(1)	19,667	5,900	902
Gross investment income	392,142	242,373	149,858
Investment expenses	(11,937)	(9,471)	(6,153)
Net investment income	$380,205	$232,902	$143,705

(1)          Primarily consists of interest income on operating cash accounts, other investments and securities lending transactions.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net Realized Gains (Losses)

Net realized gains (losses) were as follows:

	Years Ended December 31,
	2006	2005	2004
	(U.S. dollars in thousands)
Fixed maturities	($27,379)	($56,770)	$22,007
Other investments	4,186	1,016	4,980
Other	3,756	2,298	3,250
Net realized (losses) gains	($19,437)	($53,456)	30,237

Proceeds from the sales, redemptions and maturities of fixed maturities during 2006, 2005 and 2004 were $14.37 billion, $9.56 billion and $4.34 billion, respectively. Gross gains of $77.3 million, $36.1 million and $34.4 million were realized on those transactions during 2006, 2005 and 2004, respectively. Gross losses of $104.7 million, $92.9 million and $12.4 million were realized during 2006, 2005 and 2004, respectively. The net realized losses on fixed maturities during 2006 and 2005 of $27.4 million and $56.8 million, respectively, included provisions of $31.6 million and $25.7 million, respectively, for declines in the market value of investments held in the Company’s available for sale portfolio which were considered to be other-than-temporary, as described above.

8. Acquisition and Sale of Subsidiaries

Sale of Hales & Company Inc.

During the 2004 second quarter, the Company entered into negotiations to sell Hales, its merchant banking operations, to certain members of the management of Hales. In October 2004, the Company sold Hales for $1.0 million in cash and a promissory note in the principal amount of $1.9 million, which matures in October 2010. The note, which bears interest at 6.3% per annum and is subject to mandatory payments, was recorded by the Company at fair value and is included in other assets. At December 31, 2006, the carrying value of the note was $0.7 million. Included in other income (loss) for the year ended December 31, 2004 is a charge of $4.5 million resulting from a write-down of the carrying value of Hales (see “Goodwill and Intangible Assets Relating to Acquisitions” below) and a realized loss of approximately $0.1 million recorded on the sale of Hales.

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Goodwill and Intangible Assets Relating to Acquisitions

At December 31, 2006 and 2005, the carrying amount of goodwill and intangible assets was $16.7 million and related to acquisitions of the Company’s insurance operations ($7.0 million, $6.8 million and $2.9 million relating to the acquisitions of Western Diversified, ART Services and Arch Specialty, respectively). Such amounts were included in other assets in the Company’s balance sheet. As required by SFAS No. 142, the Company completed a transitional goodwill impairment test upon adoption and, pursuant to such test, determined that no impairment existed at January 1, 2002. The annual impairment test was completed and, pursuant to such test, the Company determined that no impairment existed at December 31, 2006.

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

ACGL will be subject to U.S. federal income tax only to the extent that it derives U.S. source income that is subject to U.S. withholding tax or income that is effectively connected with the conduct of a trade or business within the U.S. and is not exempt from U.S. tax under an applicable income tax treaty with the U.S. ACGL will be subject to a withholding tax on dividends from U.S. investments and interest from certain U.S. payors. ACGL does not consider itself to be engaged in a trade or business within the U.S. and, consequently, does not expect to be subject to direct U.S. income taxation. However, because there is uncertainty as to the activities which constitute being engaged in a trade or business within the United States, there can be no assurances that the U.S. Internal Revenue Service will not contend successfully that ACGL or its non-U.S. subsidiaries are engaged in a trade or business in the United States. If ACGL or any of its non-U.S. subsidiaries were subject to U.S. income tax, ACGL’s shareholders’ equity and earnings could be materially adversely affected. ACGL has subsidiaries and branches that operate in various jurisdictions around the world that are subject to tax in the jurisdictions in which they operate. The significant jurisdictions in which ACGL’s subsidiaries and branches are subject to tax are the United States, United Kingdom, Canada and Switzerland.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of income taxes attributable to operations were as follows:

	Years Ended December 31,
	2006	2005	2004
	(U.S. dollars in thousands)
Current expense:
U.S. Federal	$13,430	$34,548	$49,844
U.S. State	1,235	1,195	462
Non-U.S.	3,740	2,281	338
	18,405	38,024	50,644
Deferred expense (benefit):
U.S. Federal	7,210	(9,731)	(23,760)
Non-U.S.	1,064	656	(656)
	8,274	(9,075)	(24,416)
Income tax expense	$26,679	$28,949	$26,228

The expected tax provision computed on pre-tax income at the weighted average tax rate has been calculated as the sum of the pre-tax income in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. A reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate follows:

	Years Ended December 31,
	2006	2005	2004
	(U.S. dollars in thousands)
Expected income tax expense computed on pre-tax income at weighted average income tax rate	$36,272	$32,914	$27,169
Addition (reduction) in income tax expense (benefit) resulting from:
Valuation allowance	—	(1)	—
Tax-exempt investment income	(6,887)	(5,141)	(2,912)
State taxes, net of U.S. federal tax benefit	803	777	301
Prior year adjustment	523	43	2,669
Other(1)	(4,032)	357	(999)
Income tax expense	$26,679	$28,949	$26,228

(1)          Includes a tax benefit relating to the reduction of a tax reserve related to transfer pricing in the amount of $2.6 million for the year ended December 31, 2006.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company has net operating loss carryforwards in its U.S. operating subsidiaries totaling $16.8 million at December 31, 2006. Such net operating losses are currently available to offset future taxable income of the subsidiaries. Under applicable law, the U.S. net operating loss carryforwards expire between 2018 and 2020. The Company also has a net capital loss carryforward of $1.2 million which will expire between 2010 -2011 and an alternative minimum tax (“AMT”) credit carryforward in the amount of $1.0 million which can be carried forward without expiration.

On November 20, 2001, the Company underwent an ownership change for U.S. federal income tax purposes as a result of the investment led by investment funds associated with Warburg Pincus LLC (“Warburg Pincus”) and Hellman and Friedman LLC (“Hellman & Friedman”). As a result of this ownership change, limitations have been imposed upon the utilization by the Company’s U.S. operating subsidiaries of existing net operating losses. Utilization by such subsidiaries of the net operating losses and the AMT credit carryforward is limited to approximately $5.1 million per year in accordance with Section 382 of the Internal Revenue Code of 1986 as amended (the “Code”).

The Company’s Swiss branch has a net operating loss carryforward of $0.4 million which is available to offset income of the Swiss branch until it expires in 2013.

Deferred income tax assets and liabilities reflect temporary differences based on enacted tax rates between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Significant components of the Company’s deferred income tax assets and liabilities were as follows:

	December 31,
	2006	2005
	(U.S. dollars in thousands)
Deferred income tax assets:
Net operating loss	$5,923	$7,668
Deferred ceding commission	14,996	21,568
AMT credit carryforward	959	959
Discounting of net loss reserves	25,345	21,183
Net unearned premium reserve	11,124	9,428
Compensation liabilities	13,153	13,521
Capital loss carryforward	418	—
Other than temporary impairment on securities	3,173	2,353
Net unrealized depreciation of investments	1,851	1,661
Other, net	—	445
Total deferred tax assets	76,942	78,786
Deferred income tax liabilities:
Depreciation and amortization	(3,002)	(3,870)
Deferred acquisition costs, net	(2,029)	(2,027)
Deposit accounting liability	(5,367)	—
Foreign transaction exchange gains	(586)	(129)
Net unrealized foreign exchange gains	(200)	(263)
Other, net	(794)	—
Total deferred tax liabilities	(11,978)	(6,289)
Valuation allowance	(1,358)	(1,358)
Net deferred income tax asset	$63,606	$71,139

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company has provided a valuation allowance to reduce certain deferred tax assets to an amount which management expects to more likely than not be realized. At December 31, 2006 and 2005, a valuation allowance of $1.4 million was provided against a deferred tax asset in one of the Company’s subsidiaries that currently does not have a business plan to produce significant future taxable income.

The Company paid income taxes totaling $44.0 million and $40.1 million for the years ended December 31, 2006 and 2005, respectively. As of December 31, 2006, the Company’s current income tax recoverable (included in other assets) was $19.3 million.

Federal Excise Taxes

The United States also imposes an excise tax on insurance and reinsurance premiums paid to non-U.S. insurers or reinsurers with respect to risks located in the United States. The rates of tax, unless reduced by an applicable U.S. tax treaty, are four percent for non-life insurance premiums and one percent for life insurance and all reinsurance premiums. The Company incurs federal excise taxes on certain of its reinsurance transactions, including amounts ceded through intercompany transactions. For the years ended December 31, 2006, 2005 and 2004, the Company withheld and paid approximately $16.4 million, $19.1 million and $17.6 million, respectively, of federal excise taxes.

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

In connection with the Company’s information technology initiative in 2002, the Company entered into arrangements with two software companies, which provide document management systems and information and research tools to insurance underwriters, in which Mr. Clements and John Pasquesi, Vice Chairman of ACGL’s board of directors, each hold minority ownership interests. One of the agreements was terminated in July 2005, and the other arrangement is variable based on usage. The Company made payments of approximately $0.5 million under such arrangements in each of the years ended December 31, 2006, 2005 and 2004.

During 2006, the Company invested $50.0 million in Aeolus LP (“Aeolus”), which operates as an unrated reinsurance platform that provides property catastrophe protection to insurers and reinsurers on both an ultimate net loss and industry loss warranty basis. In return for its investment, included in “Other investments, at fair value” on the Company’s balance sheet, the Company received an approximately 4.9% preferred interest in Aeolus and a pro rata share of certain founders’ interests. The Company made its

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

investment in Aeolus on the same economic terms as a fund affiliated with Warburg Pincus, which has invested $350 million in Aeolus. Funds affiliated with Warburg Pincus owned 25.4% of the Company’s outstanding voting shares as of December 31, 2006. In addition, one of the founders of Aeolus is Peter Appel, former President and CEO and a former director of the Company.

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

The areas where significant concentrations of credit risk may exist include unpaid losses and loss adjustment expenses recoverable, prepaid reinsurance premiums and paid losses and loss adjustment expenses recoverable net of reinsurance balances payable (collectively “reinsurance recoverables”), investments and cash and cash equivalent balances. The Company’s reinsurance recoverables at December 31, 2006 and 2005 amounted to $1.84 billion and $1.64 billion, respectively, and primarily resulted from reinsurance arrangements entered into in the course of its operations. A credit exposure exists with respect to reinsurance recoverables as they may become uncollectible. The Company manages its credit risk in its reinsurance relationships by transacting with reinsurers that it considers financially sound and, if necessary, the Company may hold collateral in the form of funds, trust accounts and/or irrevocable letters of credit. This collateral can be drawn on for amounts that remain unpaid beyond specified time periods on an individual reinsurer basis.

In addition, the Company underwrites a significant amount of its business through brokers and a credit risk exists should any of these brokers be unable to fulfill their contractual obligations with respect to the payments of insurance and reinsurance balances owed to the Company. During 2006, approximately 18.8% and 15.4% of the Company’s consolidated gross written premiums were generated from or placed by Marsh & McLennan Companies and its subsidiaries and AON Corporation and its subsidiaries, respectively. During 2005, approximately 19.2% and 13.3% of the Company’s consolidated gross written premiums were generated from or placed by Marsh & McLennan Companies and its subsidiaries and AON Corporation and its subsidiaries, respectively. No other broker and no one insured or reinsured accounted for more than 10% of gross premiums written for the years ended December 31, 2006 and 2005.

The Company’s available for sale investment portfolio is managed in accordance with guidelines that have been tailored to meet specific investment strategies, including standards of diversification, which limit the allowable holdings of any single issue. There were no investments in any entity in excess of 10% of the Company’s shareholders’ equity at December 31, 2006 other than investments issued or guaranteed by the United States government or its agencies. The Company’s investment commitments relating to its other investments totaled approximately $28.4 million at December 31, 2006.

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Arch Re Bermuda pays to Flatiron Re Ltd. a reinsurance premium in the amount of the ceded percentage of the original gross written premium on the business reinsured with Flatiron Re Ltd. less a ceding commission, which includes a reimbursement of direct acquisition expenses as well as a commission to Arch Re Bermuda for generating the business. The Treaty also provides for a profit commission to Arch Re Bermuda based on the underwriting results for the 2006 and 2007 underwriting years on a cumulative basis. Arch Re Bermuda records such profit commission based on underwriting experience recorded each quarter. As a result, the profit commission arrangement with Flatiron Re Ltd. may increase the volatility of our reported results of operations on both a quarterly and annual basis. For the year ended December 31,

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2006, $273.2 million of premiums written and $157.4 million of premiums earned were ceded to Flatiron Re Ltd. by Arch Re Bermuda.

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

Issuance of letters of credit and borrowings under the Credit Agreement are subject to the Company’s compliance with certain covenants and conditions, including absence of a material adverse change. These covenants require, among other things, that the Company maintain a debt to shareholders’ equity ratio of not greater than 0.35 to 1 and shareholders’ equity in excess of $1.95 billion plus 25% of future aggregate net income for each quarterly period (not including any future net losses) beginning after June 30, 2006 and 25% of future aggregate proceeds from the issuance of common or preferred equity and that the Company’s principal insurance and reinsurance subsidiaries maintain at least a “B++” rating from A.M. Best. In addition, certain of the Company’s subsidiaries which are party to the Credit Agreement are required to maintain minimum shareholders’ equity levels. The Company was in compliance with all covenants contained in the Credit Agreement at December 31, 2006. The Credit Agreement expires on August 30, 2011.

Including the secured letter of credit portion of the Credit Agreement and another letter of credit facility (together, the “LOC Facilities”), the Company has access to letter of credit facilities for up to a total of $1.45 billion. The principal purpose of the LOC Facilities is to issue, as required, evergreen standby letters of credit in favor of primary insurance or reinsurance counterparties with which the Company has entered into reinsurance arrangements to ensure that such counterparties are permitted to take credit for reinsurance obtained from the Company’s reinsurance subsidiaries in United States jurisdictions where such subsidiaries are not licensed or otherwise admitted as an insurer, as required under insurance regulations in the United States, and to comply with requirements of Lloyd’s of London in connection with qualifying quota share and other arrangements. The amount of letters of credit issued is driven by, among other things, the timing and payment of catastrophe losses, loss development of existing reserves, the payment pattern of such reserves, the further expansion of the Company’s business and the loss experience of such business. When issued, certain letters of credit are secured by a portion of the Company’s investment portfolio. In addition, the LOC Facilities also require the maintenance of certain covenants, which the Company was in compliance with at December 31, 2006. At such date, the Company had approximately $663.7 million in outstanding letters of credit under the LOC Facilities, which were secured by investments totaling $728.7 million. The other letter of credit facility was amended and restated in December 2006. It is anticipated that the LOC Facilities will be renewed (or replaced) on expiry, but such renewal (or replacement) will be subject to the availability of credit from banks which the Company utilizes. In addition to letters of credit, the Company has and may establish insurance trust accounts in the U.S. and Canada to secure its reinsurance amounts payable as required.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Leases and Purchase Obligations

At December 31, 2006, the future minimum rental commitments, exclusive of escalation clauses and maintenance costs and net of rental income, for all of the Company’s operating leases with remaining non-cancelable terms in excess of one year are as follows:

(U.S. dollars in thousands)
2007	$10,829
2008	12,105
2009	13,273
2010	12,284
2011	10,954
Thereafter	23,532
Total	$82,977

All of these leases are for the rental of office space, with expiration terms that range from 2008 to 2016. Rental expense, net of income from subleases, was approximately $12.9 million, $11.1 million and $12.4 million for the years ended December 31, 2006, 2005 and 2004, respectively.

The Company has also entered into certain agreements which commit the Company to purchase goods or services, primarily related to software and computerized systems. Such purchase obligations were approximately $21.5 million and $14.5 million at December 31, 2006 and 2005, respectively.

Guarantee

In the 2005 first quarter, the Company agreed to provide a guarantee, through the issuance of a standby letter of credit in the amount of $6.0 million (the “Guarantee”) for the benefit of a commercial bank, to assist the principals of an agency obtain a loan to purchase the agency from its prior owner. The agency loan is payable over a seven year term, and the amount of the Guarantee is based on the amortization schedule of the agency loan. At December 31, 2006, the Guarantee was $4.6 million. The fair value of the Guarantee included as a liability in the Company’s balance sheet was $0.2 million at December 31, 2006 and $0.3 million at December 31, 2005.

Employment and Other Arrangements

At December 31, 2006, the Company has entered into employment agreements with certain of its executive officers for periods extending up to July 2009. Such employment arrangements provide for compensation in the form of base salary, annual bonus, share-based awards, participation in the Company’s employee benefit programs and the reimbursements of expenses.

Folksamerica Transaction and Related Contingencies

On May 5, 2000, the Company sold the prior reinsurance operations of Arch Re U.S. pursuant to an agreement entered into as of January 10, 2000 with Folksamerica Reinsurance Company and Folksamerica Holding Company (collectively, “Folksamerica”). Folksamerica Reinsurance Company assumed Arch Re U.S.’s liabilities under the reinsurance agreements transferred in the asset sale and Arch Re U.S. transferred to Folksamerica Reinsurance Company assets estimated in an aggregate amount equal in book value to the book value of the liabilities assumed. The Folksamerica transaction was structured as a

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

transfer and assumption agreement (and not reinsurance) and, accordingly, the loss reserves (and any related reinsurance recoverables) relating to the transferred business are not included as assets or liabilities on the Company’s balance sheet. Folksamerica assumed Arch Re U.S.’s rights and obligations under the reinsurance agreements transferred in the asset sale. The reinsureds under such agreements were notified that Folksamerica had assumed Arch Re U.S.’s obligations and that, unless the reinsureds object to the assumption, Arch Re U.S. will be released from its obligations to those reinsured. None of such reinsureds objected to the assumption. However, Arch Re U.S. will continue to be liable under those reinsurance agreements if the notice is found not to be an effective release by the reinsureds. Folksamerica has agreed to indemnify the Company for any losses arising out of the reinsurance agreements transferred to Folksamerica Reinsurance Company in the asset sale. However, in the event that Folksamerica refuses or is unable to perform its obligations to the Company, Arch Re U.S. may incur losses relating to the reinsurance agreements transferred in the asset sale. Folksamerica’s A.M. Best rating was “A-” (Excellent) at December 31, 2006.

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

12. Senior Notes

On May 4, 2004, ACGL completed a public offering of $300 million principal amount of 7.35% senior notes (“Senior Notes”) due May 1, 2034 and received net proceeds of $296.4 million. ACGL used $200 million of the net proceeds to repay all amounts outstanding under a revolving credit agreement (see Note 11). ACGL will pay interest on the Senior Notes on May 1 and November 1 of each year. ACGL may redeem the Senior Notes at any time and from time to time, in whole or in part, at a “make-whole” redemption price. The Senior Notes are ACGL’s senior unsecured obligations and rank equally with all of its existing and future senior unsecured indebtedness. The effective interest rate related to the Senior Notes, based on the net proceeds received, is approximately 7.46%. For each of the years ended December 31, 2006 and 2005, interest expense on the Senior Notes was $22.1 million.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following disclosure of the estimated fair value of the Senior Notes is made in accordance with SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” The estimated fair-value amount at December 31, 2006 has been determined by the Company using available market information.

	Carrying	Fair
	Value	Value
	(U.S. dollars in thousands)
Senior notes	$300,000	$331,971

13. Share Capital

Authorized and Issued

The authorized share capital of the Company consists of 200,000,000 Common Shares, par value of $0.01 per share, and 50,000,000 Preference Shares, par value of $0.01 per share.

Common Shares

Changes in the Company’s outstanding Common Shares are reflected in the table below:

	Years Ended December 31,
	2006	2005	2004
Common Shares:
Balance, beginning of year	73,334,870	34,902,923	28,200,372
Shares issued(1)	823,682	830,924	5,049,932
Shares issued from conversion of preference shares(2)	—	37,348,150	1,496,515
Shares issued from exercise of warrants	—	114,110	—
Restricted shares issued, net of cancellations	139,166	173,567	207,181
Shares repurchased and retired	(27,252)	(34,804)	(51,077)
Balance, end of year	74,270,466	73,334,870	34,902,923

(1)          In March 2004, the Company completed an offering of 4,688,750 of its Common Shares and received net proceeds of $179.3 million.

(2)          During the 2005 fourth quarter, all outstanding Preference Shares were converted into Common Shares. Prior to such conversion, the Preference Shares voted, together with the Common Shares, on an as-converted basis.

Long Term Incentive and Share Award Plans

In June 2005, following shareholder approval, the Company adopted the 2005 Long Term Incentive and Share Award Plan (the “2005 Plan”). The 2005 Plan is intended to provide for competitive compensation opportunities, to encourage long-term service, to recognize individual contributions and reward achievement of performance goals and to promote the creation of long-term value for shareholders by aligning the interests of such persons with those of shareholders. The 2005 Plan will provide for the grant to eligible employees and directors stock options, stock appreciation rights, restricted shares, restricted share units payable in common shares or cash, share awards in lieu of cash awards, dividend equivalents and other share-based awards (the “Awards”). The 2005 Plan also will provide the Company’s non-employee directors with the opportunity to receive the annual retainer fee for Board service in

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

common shares. A maximum of up to 2,000,000 common shares was reserved for issuance under the 2005 Plan, subject to anti-dilution adjustments in the event of certain changes in the Company’s capital structure. At December 31, 2006, approximately 1,528,878 shares are available for grant under the 2005 Plan.

In June 2002, following shareholder approval, the Company adopted the 2002 Long Term Incentive and Share Award Plan (the “2002 Plan”). An aggregate of 3,165,830 Common Shares has been reserved for issuance under the 2002 Plan. The 2002 Plan provides for the grant to eligible employees and directors of stock options, stock appreciation rights, restricted shares, restricted share units payable in Common Shares or cash, share awards in lieu of cash awards, dividend equivalents and other share-based awards. The 2002 Plan provides the Company’s non-employee directors with the opportunity to receive their annual retainer fee for service as a director in Common Shares. As of December 31, 2006, approximately 26,726 shares are available for grant under the 2002 Plan.

With respect to certain subsidiaries, the Company may withhold, or require a participant to remit to the Company, an amount sufficient to satisfy any federal, state or local withholding tax requirements associated with awards under the Company’s share award plans. This includes the authority to withhold or receive shares or other property and to make cash payments in respect thereof.

Stock Options

The Company generally issues stock options to officers, with exercise prices equal to the fair market values of the Company’s Common Shares on the grant dates. For grants prior to September 2005, options generally vest over a two year period as follows: one-third on the grant date and one-third each year thereafter. In September 2005, the Company’s Board of Directors approved extending the vesting period for future awards to vest over a three year period as follows: one-third on the anniversary of the grant date and one-third each year thereafter. Option awards have a 10 year contractual life. Refer to Note 2(m) for details related to the Company’s accounting for stock options.

As required by the provisions of SFAS No. 123(R), the Company recorded after-tax share-based compensation expense of $7.7 million, or $0.10 per basic and diluted share, related to stock option awards for the year ended December 31, 2006, net of a tax benefit of $1.5 million. As of December 31, 2006, there was approximately $11.4 million of unrecognized compensation cost related to nonvested stock options. Such cost is expected to be recognized over a weighted average period of 2.06 years.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Under the modified prospective method of transition under SFAS No.123(R), the Company is not required to restate its prior period financial statements to reflect expensing of share-based compensation under SFAS No. 123(R). Therefore, the results for the year ended December 31, 2006 are not comparable to the years ended December 31, 2005 or 2004. As required by SFAS No.123(R), the Company has presented pro forma disclosures of its net income and earnings per share for the years ended December 31, 2005 and 2004 assuming the estimated fair value of the options granted prior to January 1, 2006 is amortized to expense over the requisite service period, as indicated below:

	Year Ended December 31,
	2005	2004
	(U.S. dollars in thousands, except share data)
Net income, as reported	$256,486	$316,899
Total share-based employee compensation expense under fair value method, net of income taxes	(4,307)	(4,450)
Pro forma net income	$252,179	$312,449
Earnings per share—basic:
As reported	$7.26	$10.04
Pro forma	$7.14	$9.90
Earnings per share—diluted:
As reported	$3.43	$4.37
Pro forma	$3.37	$4.30

For purposes of disclosure in the foregoing table and for purposes of determining estimated fair value under SFAS No. 123(R), the Company has computed the estimated fair values of share-based compensation related to stock options using the Black-Scholes option valuation model and has applied the assumptions set forth in the following table. As described above, in September 2005, the Company’s board of directors approved a longer vesting period for future awards to vest over a three year period: one-third on the first, second and third anniversaries of the grant date. The Company increased the expected life assumption for stock options granted beginning in September 2005 to six years after considering the increase in the vesting period, the ten year contractual term of the option awards, the historical share option exercise experience, peer data and guidance from the Securities and Exchange Commission as contained in Staff Accounting Bulletin No. 107 permitting the initial application of a “simplified” method, which is based on the average of the vesting term and the contractual term of the option. Previously, the Company calculated the estimated life based on the expectation that options would be exercised within five years on average after consideration of the vesting and contractual terms, historical share option exercise experience and peer data. The Company based its estimate of expected volatility for options granted during the year ended December 31, 2006 on daily historical trading data of its common shares from September 20, 2002, the date marking the completion of the Company’s transition as a worldwide insurance and reinsurance company. For options granted during the years ended December 31, 2005 and 2004, the Company based its volatility estimate under the same method used for 2006, using the period from September 20, 2002 through the last day of the applicable period.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Years Ended December 31,
	2006	2005	2004
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	21.3%	20.9%	21.9%
Risk free interest rate	4.58%	4.2%	3.5%
Expected option life	6.0 years	5.8 years	5.0 years

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

A summary of option activity under the Company’s Long term Incentive and Share Award Plans during the year ended December 31, 2006 is presented below:

	Year Ended December 31, 2006
	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of year	5,637,108	$26.30
Granted	894,750	$56.53
Exercised	(823,682)	$25.91
Forfeited or expired	(38,182)	$51.33
Outstanding, end of period	5,669,994	$30.97
Exercisable, end of period	4,603,047	$25.21

The weighted average grant-date fair value of options granted during the years ended December 31, 2006, 2005 and 2004 was $18.21, $15.08 and $10.33, respectively. The aggregate intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was approximately $27.4 million, $19.9 million, and $5.4 million, respectively and represents the difference between the exercise price of the option and the closing market price of the Company’s common shares on the exercise dates.

The aggregate intrinsic value of the Company’s outstanding and exercisable stock options at December 31, 2006 was $207.7 million and $195.2 million, respectively. The weighted average remaining contractual life of the Company’s outstanding and exercisable stock options at December 31, 2006 was 5.9 years and 5.2 years, respectively. During the year ended December 31, 2006, the Company received proceeds of $21.3 million from the exercise of stock options and recognized a tax benefit of $6.3 million from the exercise of such options.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Common Shares and Restricted Units

The Company also issues restricted share and unit awards to officers, for which the fair value is equal to the fair market values of the Company’s Common Shares on the grant dates. Compensation equal to the fair market value of the shares at the measurement date is amortized and charged to income over the vesting period. Restricted share and unit awards granted prior to September 2005 generally vest over a two year period: one-third immediately on the grant date and one-third on the first and second anniversaries of the grant date. In September 2005, the Company’s board of directors approved a longer vesting period for future restricted share and unit awards to vest over a three year period: one-third on the first, second and third anniversaries of the grant date. Refer to Note 2(m) for details related to the Company’s accounting for restricted share and unit awards.

The Company recorded $7.0 million of share-based compensation expense, net of a tax benefit of $1.1 million, related to restricted share and unit awards for the year ended December 31, 2006 as required by the provisions of SFAS No.123(R), compared to $6.8 million, net of a tax benefit of $1.4 million, for the year ended December 31, 2005 and $12.6 million, net of a tax benefit of $2.0 million, for the year ended December 31, 2004. As of December 31, 2006, there were $9.1 million and $0.4 million, respectively, of unrecognized compensation costs related to unvested restricted share and unit awards which are expected to be recognized over a weighted average period of 1.56 years and 1.78 years, respectively.

A summary of restricted share and unit activity under the Company’s Long Term Incentive and Share Award Plans for the year ended December 31, 2006 is presented below:

	Restricted	Restricted
	Common	Unit
	Shares	Awards
Non-Vested Shares:
Unvested balance, beginning of year	666,504	93,545
Granted	130,316	11,200
Vested	(460,068)	(13,231)
Forfeited	(4,381)	—
Unvested balance, end of year	332,371	91,514
Weighted Average Grant Date Fair Value:
Unvested balance, beginning of year	$33.14	—
Granted	$56.76	—
Vested	$28.80	—
Forfeited	$52.94	—
Unvested balance, end of year	$48.15	—

During the years ended December 31, 2006, 2005 and 2004, the Company granted an aggregate of 141,516, 184,256 and 289,407 restricted share and restricted unit awards, respectively, with weighted average grant date fair values of $56.94, $48.97, and $40.06, respectively. During the years ended December 31, 2006, 2005 and 2004, the aggregate fair value of restricted shares and units that vested was $31.0 million, $7.5 million and $38.9 million, respectively. The aggregate intrinsic value of restricted units outstanding and exercisable at December 31, 2006 was $6.2 million and $5.2 million, respectively. The issuance of restricted shares and units and amortization thereon has no effect on the Company’s consolidated shareholders’ equity.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Preferred Shares

During 2006, ACGL completed two public offerings of non-cumulative preferred shares (“Preferred Shares”). On February 1, 2006, $200.0 million principal amount of 8.0% series A non-cumulative preferred shares (“Series A Preferred Shares”) were issued with net proceeds of $193.5 million and, on May 24, 2006, $125.0 million principal amount of 7.875% series B non-cumulative preferred shares (“Series B Preferred Shares”) were issued with net proceeds of $120.9 million. The net proceeds of the offerings were used to support the underwriting activities of ACGL’s insurance and reinsurance subsidiaries. ACGL has the right to redeem all or a portion of each series of Preferred Shares at a redemption price of $25.00 per share on or after (1) February 1, 2011 for the Series A Preferred Shares and (2) May 15, 2011 for the Series B Preferred Shares. Dividends on the Preferred Shares are non-cumulative. Consequently, in the event dividends are not declared on the Preferred Shares for any dividend period, holders of Preferred Shares will not be entitled to receive a dividend for such period, and such undeclared dividend will not accrue and will not be payable. Holders of Preferred Shares will be entitled to receive dividend payments only when, as and if declared by ACGL’s board of directors or a duly authorized committee of the board of directors. Any such dividends will be payable from the date of original issue on a non-cumulative basis, quarterly in arrears. To the extent declared, these dividends will accumulate, with respect to each dividend period, in an amount per share equal to 8.0% of the $25.00 liquidation preference per annum for the Series A Preferred Shares and 7.875% of the $25.00 liquidation preference per annum for the Series B Preferred Shares. For the year ended December 31, 2006, the Company paid $17.4 million to holders of the Preferred Shares and, at December 31, 2006, had declared an aggregate of $3.3 million of dividends to be paid to holders of the Preferred Shares.

Series A Convertible Preference Shares

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

14. Retirement Plans

For purposes of providing employees with retirement benefits, the Company maintains defined contribution retirement plans. Contributions are based on the participants’ eligible compensation. For the years ended December 31, 2006, 2005 and 2004, the Company expensed approximately $13.8 million, $11.3 million and $8.3 million, respectively, related to these retirement plans.

15. Statutory Information

Bermuda

Under The Insurance Act 1978, as Amended, and Related Regulations of Bermuda (the “Insurance Act”), Arch Re Bermuda, the Company’s Bermuda reinsurance and insurance subsidiary, is required to prepare statutory financial statements and file a statutory financial return in Bermuda. The Insurance Act also requires Arch Re Bermuda to maintain certain measures of solvency and liquidity during the year. Declarations of dividends from retained earnings and distributions from additional paid-in-capital are subject to these solvency and liquidity requirements being met. At December 31, 2006, 2005 and 2004, such requirements were met.

At December 31, 2006 and 2005, as determined under Bermuda law, Arch Re Bermuda had statutory capital of $1.98 billion and $1.66 billion, respectively, and statutory capital and surplus of $3.32 billion and $2.19 billion, respectively. Such amounts include interests in U.S. insurance and reinsurance subsidiaries.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Arch Re Bermuda recorded statutory net income of $769.8 million, $271.4 million and $323.5 million for the years ended December 31, 2006, 2005 and 2004, respectively. The primary difference between net income and capital and surplus presented under Bermuda statutory accounting principles and net income and shareholder’s equity presented in accordance with U.S. GAAP relates to deferred acquisition costs.

Under the Insurance Act, Arch Re Bermuda is registered as a Class 4 insurer and reinsurer, and is restricted with respect to the payment of dividends. Arch Re Bermuda is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files, at least seven days before payment of such dividends, with the Bermuda Monetary Authority an affidavit stating that it will continue to meet the required margins. In addition, Arch Re Bermuda is prohibited, without prior approval of the Bermuda Monetary Authority, from reducing by 15% or more its total statutory capital, as set out in its previous year’s statutory financial statements. Accordingly, Arch Re Bermuda can pay approximately $830.9 million to ACGL during 2007 without providing an affidavit to the Bermuda Monetary Authority, as discussed above.

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

Combined statutory surplus of the Company’s U.S. insurance and reinsurance subsidiaries was $691.7 million and $636.4 million at December 31, 2006 and 2005, respectively. The Company’s U.S. insurance and reinsurance subsidiaries had combined statutory net income of $55.1 million, $54.5 million and $40.7 million for the years ended December 31, 2006, 2005 and 2004, respectively.

The Company’s U.S. insurance and reinsurance subsidiaries are subject to insurance laws and regulations in the jurisdictions in which they operate. The ability of the Company’s regulated insurance subsidiaries to pay dividends or make distributions is dependent on their ability to meet applicable regulatory standards. These regulations include restrictions that limit the amount of dividends or other distributions, such as loans or cash advances, available to shareholders without prior approval of the insurance regulatory authorities. Dividends or distributions, if any, made by the Company’s U.S. regulated insurance and reinsurance subsidiaries to non-insurance affiliates would result in an increase in available capital at Arch-U.S., the Company’s U.S. holding company, which is owned by Arch Re Bermuda. The Company’s U.S. insurance and reinsurance subsidiaries can pay approximately $117.5 million in dividends or distributions during 2007 without prior regulatory approval. Such dividends or distributions may be subject to applicable withholding or other taxes.

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

Under U.K. law, all U.K. companies are restricted from declaring a dividend to their shareholders unless they have “profits available for distribution.” The calculation as to whether a company has sufficient profits is based on its accumulated realized profits minus its accumulated realized losses. U.K. insurance regulatory laws do not prohibit the payment of dividends, but the FSA requires that insurance companies maintain certain solvency margins and may restrict the payment of a dividend by Arch-Europe. Arch-Europe can pay approximately £4.5 million, or $8.8 million, in dividends to ACGL during 2007 without prior notice and approval by the FSA. Shareholder’s equity of Arch-Europe under U.K. GAAP at December 31, 2006 was £54.5 million, or approximately $106.5 million, compared to £52.9 million, or approximately $90.8 million, at December 31, 2005. Arch-Europe had U.K. GAAP net income of £0.8 million, or approximately $1.5 million, for the year ended December 31, 2006, compared to £4.3 million, or approximately $7.6 million, for the year ended December 31, 2005 and a net loss of £0.6 million, or approximately $1.1 million, for the year ended December 31, 2004.

16. Legal Proceedings

The Company, in common with the insurance industry in general, is subject to litigation and arbitration in the normal course of its business. As of December 31, 2006, the Company was not a party to any material litigation or arbitration other than as a part of the ordinary course of business in relation to claims and reinsurance recoverable matters, none of which is expected by management to have a significant adverse effect on the Company’s results of operations and financial condition and liquidity.

The former owners of American Independent Insurance Holding Company (“American Independent”) commenced an action against ACGL, American Independent and certain of American Independent’s directors and officers and others in 2003 seeking unspecified damages relating to the reorganization agreement pursuant to which the Company acquired American Independent in 2001. The plaintiffs filed a new pleading in October 2005. ACGL and the other defendants again moved to dismiss all claims, and those motions were granted in an Opinion and Order dated September 20, 2006, in which the court dismissed all counts of the second amended complaint with prejudice. The plaintiffs did not appeal from this Order, and their time for doing so has expired.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Comprehensive Income

Following are the related tax effects allocated to each component of other comprehensive income (loss):

	Before	Tax	Net
	Tax	Expense	of Tax
	Amount	(Benefit)	Amount
	(U.S. dollars in thousands)
Year Ended December 31, 2006
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains arising during year	$36,884	($2,806)	$39,690
Less reclassification of net realized losses included in net income	(23,192)	(1,677)	(21,515)
Foreign currency translation adjustments	(2,384)	(62)	(2,322)
Other comprehensive income (loss)	$57,692	($1,191)	$58,883
Year Ended December 31, 2005
Unrealized appreciation (decline) in value of investments:
Unrealized holding losses arising during year	($111,053)	($5,416)	($105,637)
Less reclassification of net realized losses included in net income	(55,754)	(2,388)	(53,366)
Foreign currency translation adjustments	(761)	226	(987)
Other comprehensive income (loss)	($56,060)	($2,802)	($53,258)
Year Ended December 31, 2004
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains arising during year	$30,124	($319)	$30,443
Less reclassification of net realized gains included in net income	26,987	2,623	24,364
Foreign currency translation adjustments	4,034	36	3,998
Other comprehensive income (loss)	$7,171	($2,906)	$10,077

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Subsequent Event

On February 28, 2007, ACGL’s Board of Directors authorized ACGL to invest up to $1 billion in ACGL’s common shares through a share repurchase program. Repurchases under the program may be effected from time to time in open market or privately negotiated transactions through February 2009. The timing and amount of the repurchase transactions under this program will depend on a variety of factors, including market conditions and corporate and regulatory considerations. In connection with the repurchase program, the Warburg Pincus funds and Hellman & Friedman funds waived their rights relating to share repurchases under the shareholders agreement for all repurchases of common shares by ACGL under the repurchase program in open market transactions and certain privately negotiated transactions. For information on the Subscription Agreement with Warburg Pincus and Hellman & Friedman, see note 13.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Unaudited Quarterly Financial Information

Following is a summary of quarterly financial data:

	Fourth Qu arter	Third Quarter	Second Quarter	First Quarter
	(U.S. dollars in thousands, except share data)
2006 Income Statement Data:
Net premiums written	$601,916	$747,225	$794,558	$873,719
Net premiums earned	$765,041	$757,573	$797,450	$761,601
Fee income	2,272	2,269	3,468	1,805
Other income (loss)	431	—	—	—
Net investment income	107,754	101,622	90,503	80,326
Net realized gains (losses)	27,263	(11,115)	(32,202)	(3,383)
Losses and loss adjustment expenses	(414,368)	(445,748)	(462,255)	(468,178)
Acquisition expenses	(148,129)	(117,529)	(148,581)	(129,672)
Other operating expenses	(82,167)	(82,791)	(84,367)	(82,977)
Interest expense	(5,523)	(5,361)	(5,651)	(5,555)
Net foreign exchange losses	(8,283)	(4,251)	(1,146)	(10,253)
Income tax benefit (expense)	1,448	(2,371)	(14,332)	(11,424)
Net income	245,739	192,298	142,887	132,290
Preferred dividends	(6,461)	(6,488)	(5,039)	(2,667)
Net income available to common shareholders	$239,278	$185,810	$137,848	$129,623
Net income per common share data
Basic	$3.25	$2.54	$1.88	$1.78
Diluted	$3.12	$2.44	$1.81	$1.71
2005 Income Statement Data:
Net premiums written	$827,939	$787,304	$723,728	$799,801
Net premiums earned	$792,981	$747,775	$739,892	$697,068
Fee income	991	2,239	1,025	6,112
Net investment income	70,056	59,270	53,660	49,916
Net realized gains (losses)	(45,731)	(10,291)	2,105	461
Losses and loss adjustment expenses	(460,271)	(672,224)	(443,918)	(425,536)
Acquisition expenses	(162,446)	(142,803)	(148,538)	(126,133)
Other operating expenses	(78,140)	(72,601)	(74,985)	(74,175)
Interest expense	(5,607)	(5,632)	(5,629)	(5,636)
Net foreign exchange gains	1,411	7,334	10,198	3,237
Income tax (expense) benefit	(12,351)	642	(7,818)	(9,422)
Net income (loss)	100,893	(86,291)	125,992	115,892
Preferred dividends	—	—	—	—
Net income (loss) available to common shareholders	$100,893	($86,291)	$125,992	$115,892
Net income per common share data
Basic	$2.68	($2.48)	$3.65	$3.37
Diluted(1)	$1.34	($2.48)	$1.69	$1.57

(1)          2005 third quarter diluted per share amounts were computed using basic average shares outstanding because including dilutive securities would have decreased the loss per share and would therefore have been anti-dilutive.

SCHEDULE I

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES

	December 31, 2006
	Amortized Cost	Fair Value	Amount at Which Shown in the Balance Sheet
	(U.S. dollars in thousands)
Fixed maturities and fixed maturities pledged under securities lending agreements(1):
U.S. government and government agencies	$1,920,482	$1,922,511	$1,922,511
Corporate bonds	1,501,427	1,504,989	1,504,989
Mortgage backed securities	1,177,617	1,183,805	1,183,805
Asset backed securities	908,363	907,829	907,829
Commercial mortgage backed securities	864,731	868,586	868,586
Municipal bonds	817,766	815,204	815,204
Non-U.S. government securities	523,369	534,427	534,427
Total	7,713,755	7,737,351	7,737,351
Other investments	282,923	307,082	307,082
Short-term investments	956,926	957,698	957,698
Total investments(2)	$8,953,604	$9,002,131	$9,002,131

(1)          In securities lending transactions, the Company receives collateral in excess of the market value of the fixed maturities and short-term investments pledged under securities lending agreements. For purposes of this table, the Company has excluded the $891.4 million of collateral received which is reflected as “short-term investment of funds received under securities lending agreements, at fair value” and included the $860.8 million of “fixed maturities and short-term investments pledged under securities lending agreements, at fair value.”

(2)          Includes certain securities transactions entered into but not settled at the balance sheet date. Net of such amounts, total investments at fair value were approximately $8.77 billion.

SCHEDULE II

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Balance Sheet
(Parent Company Only)

	December 31,
	2006	2005
	(U.S. dollars in thousands)
Assets
Investments in wholly owned subsidiaries	$3,882,313	$2,755,939
Short-term investments available for sale, at fair value	5,867	12,713
Short-term investment of funds received under securities lending agreements, at fair value	—	691
Cash	8,323	7,575
Fixed maturities and short-term investments pledged under securities lending agreements, at fair value	—	672
Other assets	6,507	11,665
Total Assets	$3,903,010	$2,789,255
Liabilities
Senior notes	$300,000	$300,000
Securities lending collateral	—	691
Accounts payable and other liabilities	12,391	8,037
Total Liabilities	312,391	308,728
Shareholders’ Equity
Non-cumulative preferred shares ($0.01 par value, 50,000,000 shares authorized)
—Series A (issued: 2006, 8,000,000)	80	—
—Series B (issued: 2006, 5,000,000)	50	—
Common shares ($0.01 par value, 200,000,000 shares authorized, issued: 2006, 74,270,466; 2005, 73,334,870)	743	733
Additional paid-in capital	1,944,304	1,595,440
Deferred compensation under share award plan	—	(9,646)
Retained earnings	1,593,907	901,348
Accumulated other comprehensive income (loss), net of deferred income tax	51,535	(7,348)
Total Shareholders’ Equity	3,590,619	2,480,527
Total Liabilities and Shareholders’ Equity	$3,903,010	$2,789,255

SCHEDULE II

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

Statement of Income
(Parent Company Only)
(U.S. dollars in thousands)

	Years Ended December 31,
	2006	2005	2004
Revenues
Net investment income	$801	$220	$1,533
Net realized gains (losses)	(27)	(41)	1,562
Total revenues	774	179	3,095
Expenses
Operating expenses	28,537	26,146	21,008
Interest expense	22,090	22,504	17,970
Total expenses	50,627	48,650	38,978
Loss before income taxes	(49,853)	(48,471)	(35,883)
Income tax benefit	—	—	—
Loss before equity in net income of wholly owned subsidiaries	(49,853)	(48,471)	(35,883)
Equity in net income of wholly owned subsidiaries	763,067	304,957	352,782
Net income	713,214	256,486	316,899
Preferred dividends	20,655	—	—
Net income available to common shareholders	$692,559	$256,486	$316,899

SCHEDULE II

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

Statement of Cash Flows
(Parent Company Only)
(U.S. dollars in thousands)

	Years Ended December 31,
	2006	2005	2004
Operating Activities
Net income	$713,214	$256,486	$316,899
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Equity in net income of wholly owned subsidiaries	(763,067)	(304,957)	(352,782)
Net realized (gains) losses	27	41	(1,562)
Share-based compensation	7,639	3,152	5,634
Dividends received from subsidiary (1)	22,050	22,050	11,025
Net change in other assets and liabilities	11,042	17,689	9,877
Net Cash Used For Operating Activities	(9,095)	(5,539)	(10,909)
Investing Activities:
Purchases of fixed maturity investments	—	(55)	(195,000)
Proceeds from sales of fixed maturity investments	628	2,303	199,148
Net (purchases) sales of short-term investments	6,847	(9,499)	1,110
Change in short-term investment of funds received under securities lending agreements, at fair value	691	(691)	—
Capital contributed to subsidiaries	(314,350)	—	(277,256)
Purchase of furniture, equipment and other	—	—	(125)
Net Cash Used For Investing Activities	(306,184)	(7,942)	(272,123)
Financing Activities:
Proceeds from common shares issued, net of repurchases	19,683	20,249	185,849
Proceeds from preferred shares issued, net of issuance costs	314,388	—	—
Proceeds from issuance of senior notes, net of issuance costs	—	—	296,442
Repayment of revolving credit agreement borrowings	—	—	(200,000)
Change in securities lending collateral	(691)	691	—
Preferred dividends paid	(17,353)	—	—
Net Cash Provided By Financing Activities	316,027	20,940	282,291
Increase (decrease) in cash	748	7,459	(741)
Cash beginning of year	7,575	116	857
Cash end of year	$8,323	$7,575	$116

(1)          ACGL previously classified “dividends received from subsidiary” as cash provided by financing activities. In 2006, ACGL appropriately classified such item as a cash flow from operating activities with conforming changes to 2005 and 2004.

SCHEDULE III

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
(U.S. dollars in thousands)

	Deferred Acquisition Costs, Net	Reserves for Losses and Loss Adjustment Expenses, Net	Unearned Premiums, Net	Net Premiums Earned	Net Investment Income (1)	Net Losses and Loss Adjustment Expenses Incurred	Amortization of Deferred Acquisition Costs	Other Operating Expenses (2)	Net Premiums Written
December 31, 2006
Insurance	$125,001	$2,415,491	$695,439	$1,600,854	NM	$1,017,263	$175,740	$249,637	$1,652,056
Reinsurance	165,998	2,495,393	626,345	1,480,811	NM	773,286	368,171	53,533	1,365,362
Total	$290,999	$4,910,884	$1,321,784	$3,081,665	NM	$1,790,549	$543,911	$303,170	$3,017,418
December 31, 2005
Insurance	$108,477	$1,834,374	$641,780	$1,392,114	NM	$949,996	$137,804	$221,934	$1,481,300
Reinsurance	208,880	2,228,684	735,476	1,585,602	NM	1,051,953	442,116	52,192	1,657,472
Total	$317,357	$4,063,058	$1,377,256	$2,977,716	NM	$2,001,949	579,920	274,126	$3,138,772
December 31, 2004
Insurance	$95,606	$1,246,338	$555,326	$1,342,559	NM	$877,761	$155,225	$214,866	$1,391,984
Reinsurance	182,578	1,628,814	664,469	1,573,323	NM	998,844	408,692	48,447	1,588,048
Total	$278,184	$2,875,152	$1,219,795	$2,915,882	NM	$1,876,605	$563,917	$263,313	$2,980,032

(1)          The Company does not manage its assets by segment and, accordingly, net investment income is not allocated to each underwriting segment. See Note 3.

(2)          Certain other operating expenses relate to the Company’s corporate and other segment (non-underwriting). Such amounts are not reflected in the table above. See Note 3.

SCHEDULE IV

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
REINSURANCE
(U.S. dollars in thousands)

	Gross Amount	Ceded to Other Companies (1)	Assumed From Other Companies (1)	Net Amount	Percentage of Amount Assumed to Net
Year Ended December 31, 2006
Premiums Written:
Insurance	$2,572,775	($972,701)	$51,982	$1,652,056	3.1%
Reinsurance	161	($338,434)	1,703,635	1,365,362	124.8%
Total	$2,572,936	($1,265,031)	$1,709,513	$3,017,418	56.7%
Year Ended December 31, 2005
Premiums Written:
Insurance	$2,268,418	($844,332)	$57,214	$1,481,300	3.9%
Reinsurance	(95)	(93,367)	1,750,934	1,657,472	105.6%
Total	$2,268,323	($876,045)	$1,746,494	$3,138,772	55.6%
Year Ended December 31, 2004
Premiums Written:
Insurance	$2,045,622	($754,204)	$100,566	$1,391,984	7.2%
Reinsurance	1,877	(69,472)	1,655,643	1,588,048	104.3%
Total	$2,047,499	($687,959)	$1,620,492	$2,980,032	54.4%

(1)          Certain amounts included in the gross premiums written of each segment are related to intersegment transactions and are included in the gross premiums written of each segment. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total. For the years ended December 31, 2006, 2005 and 2004, the insurance segment results include $1.0 million, $3.2 million and $7.5 million, respectively, of gross premiums written and assumed through intersegment transactions. For the years ended December 31, 2006, 2005 and 2004, the reinsurance segment results include $45.1 million, $58.4 million and $128.2 million, respectively, of gross premiums written and assumed through intersegment transactions. See Note 3.

SCHEDULE VI

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
SUPPLEMENTARY INFORMATION FOR PROPERTY AND CASUALTY INSURANCE UNDERWRITERS
(U.S. dollars in thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H		Column I	Column J	Column K
		Reserves					Net Losses and Loss
		for Losses	Discount,				Adjustment Expenses			Net Paid
	Deferred	and Loss	if any,				Incurred Related to		Amortization	Losses and
Affiliation	Acquisition	Adjustment	deducted	Unearned	Net	Net			of Deferred	Loss	Net
with	Costs,	Expenses,	in	Premiums	Premiums	Investment	(1) Current	(2) Prior	Acquisition	Adjustment	Premiums
Registrant	Net	Net	Column C	Net	Earned	Income (1)	Year	Years	Costs	Expenses	Written
Insurance

2006	$125,001	$2,415,491	—	$695,439	$1,600,854	NM	$1,025,564	($8,301)	$175,740	$518,662	$1,652,056
2005	108,477	1,834,374	—	641,780	1,392,114	NM	977,763	(27,767)	137,804	318,195	1,481,300
2004	95,606	1,246,338	—	555,326	1,342,559	NM	891,146	(13,385)	155,225	214,138	1,391,984
Reinsurance
2006	$165,998	$2,495,393	—	$626,345	$1,480,811	NM	$841,780	($68,494)	$368,171	$471,772	$1,365,362
2005	208,880	2,228,684	—	735,476	1,585,602	NM	1,143,199	(91,246)	442,116	439,994	1,657,472
2004	182,578	1,628,814	—	664,469	1,573,323	NM	1,084,166	(85,322)	408,692	347,817	1,588,048

(1)          The Company does not manage its assets by segment and, accordingly, net investment income is not allocated to each underwriting segment. See Note 3.

EXHIBIT INDEX

Exhibit Number	Description

3.1	Memorandum of Association of Arch Capital Group Ltd. (“ACGL”) (l)
3.2	Bye-Laws of ACGL (l)
3.3.1	Form of Amended and Restated Bye-law 45 and Bye-law 75 (r)
3.3.2	Form of Amended and Restated Bye-law 20 (w)
4.1.1	Certificate of Designations of Series A Non-Cumulative Preferred Shares (vv)
4.1.2	Certificate of Designations of Series B Non-Cumulative Preferred Shares (zz)
4.2.1	Specimen Common Share Certificate (o)
4.2.2	Specimen Series A Non-Cumulative Preferred Share Certificate (vv)
4.2.3	Specimen Series B Non-Cumulative Preferred Share Certificate (zz)
4.3

Shareholders Agreement, dated as of November 20, 2001, by and among ACGL and the shareholders party thereto, conformed to reflect amendments dated as of January 3, 2002, March 15, 2002 and September 16, 2002 (z)

4.4

Subscription Agreement, dated as of October 24, 2001, by and among ACGL and the purchasers party thereto, conformed to reflect amendments dated as of November 20, 2001, January 3, 2002, March 15, 2002 and January 20, 2003 (“Subscription Agreement”) (z)

4.5	Agreement, dated as of January 27, 2004, by and among ACGL and the parties thereto, relating to the Subscription Agreement (dd)
4.6	Indenture and First Supplemental Indenture, dated as of May 4, 2004, between ACGL and JPMorgan Chase Bank, N.A. (formerly JPMorgan Chase Bank) (“JPMCB”) (ee)
10.2.1	Amended and Restated Subscription Agreement, dated as of June 28, 1995, between ACGL and Marsh & McLennan Risk Capital Holdings, Ltd. (“MMRCH”) (“MMRCH Subscription Agreement”) (b)
10.2.2	Amendment, dated October 31, 2000, to MMRCH Subscription Agreement (m)
10.3	Amended and Restated Subscription Agreement, dated as of June 28, 1995, between ACGL and Taracay Investors (b)
10.4.1	Lease Agreement, dated as of September 26, 2002, between Arch Insurance Company (“Arch Insurance”) and BFP One Liberty Plaza Co. LLC (“BFP”) (“Lease”) (z)
10.4.2	First Lease Modification Agreement, dated as of May 7, 2003, to the Lease (bb)
10.4.3	Second Lease Modification Agreement, dated as of July 31, 2003, to the Lease (bb)
10.4.4	Third Lease Modification Agreement, dated as of February 18, 2004, to the Lease (dd)
10.4.5	Fourth Lease Modification Agreement, dated as of May 13, 2004, to the Lease (oo)
10.4.6	Fifth Lease Modification Agreement, dated as of December 15, 2005, to the Lease (ww)
10.5.1	ACGL 1995 Long Term Incentive and Share Award Plan (“1995 Stock Plan”) (b) †
10.5.2	First Amendment to the 1995 Stock Plan (c) †

10.6	ACGL 1999 Long Term Incentive and Share Award Plan (g) †
10.7	ACGL Long Term Incentive Plan for New Employees (t) †
10.8.1	ACGL 2002 Long Term Incentive and Share Award Plan (“2002 Plan”) (y) †
10.8.2	First Amendment to the 2002 Plan (bb) †
10.9	Amended and Restated ACGL Incentive Compensation Plan (yy) †
10.10	ACGL 2005 Long Term Incentive and Share Award Plan (pp) †
10.11.1	Restricted Share Agreements with ACGL—Executive Officers of ACGL—September 19, 1995 grants (d) †
10.11.2	Restricted Share Agreements with ACGL—Marc Grandisson—October 23, 2001 grant (q), February 26, 2004 grant (jj), September 22, 2004 grant (gg) and November 15, 2005 grant (ww) †
10.11.3	Restricted Share Agreement with ACGL—W. Preston Hutchings—July 1, 2005 (ww) †
10.11.4	Restricted Share Agreements with ACGL—Louis T. Petrillo—January 30, 2001 grant (q), February 20, 2003 grant (dd) and September 22, 2004 grant (gg) †
10.11.5	Restricted Share Agreements with ACGL—Constantine Iordanou—January 1, 2002 grants (r), February 26, 2004 grant (jj) and September 22, 2004 grant (gg) †
10.11.6

Restricted Share Agreements with ACGL—John D. Vollaro—January 18, 2002 grant (“January Restricted Share Agreement”) (x), February 20, 2003 grant (dd), Amendment No. 1 to January Restricted Share Agreement (z) and September 22, 2004 grant (gg) †

10.11.7	Restricted Share Unit Agreement, dated as of February 20, 2003, between ACGL and Constantine Iordanou (dd) †
10.11.8	Restricted Share Unit Agreements with ACGL—Ralph E. Jones III—February 26, 2004 (jj), April 19, 2004 (oo) and September 22, 2004 grant (gg) †
10.11.9	Agreement, dated as of September 17, 2003, between ACGL and John D. Vollaro (dd) †
10.11.10	Restricted Share Agreements with ACGL—Non-Employee Directors of ACGL—2003 annual grants (ii)) and 2004 annual grants (hh)
10.11.11	Restricted Share Agreements with Constantine Iordanou, John D. Vollaro and Marc Grandisson—February 23, 2006 (bbb)†
10.11.12	Restricted Share Agreements with W. Preston Hutchings and Louis T. Petrillo—February 23, 2006 (bbb)†
10.11.13	Restricted Share Agreements with Ralph E. Jones III—February 23, 2006 (bbb)†
10.12.1	Stock Option Agreements with ACGL—Executive Officers of ACGL—1995 and 1996 grants,(d), 1997 and 1998 grants (f) and 2000 grants (n) †
10.12.2	Amendments to Stock Option Agreements with ACGL—Executive Officers and Directors of ACGL (dated May 5, 2000) (o) †
10.12.3

Stock Option Agreements with ACGL—Non-Employee Directors of ACGL—initial grants (f) (i), 1996 and 1997 annual grants (c), 1998 annual grants (e), 1999 annual grants (f), 2000 annual grants (i) and 2001 annual grants (o) †

10.12.4	Stock Option Agreements with ACGL—Louis T. Petrillo—January 30, 2001 grant (q), October 23, 2001 grant (q) and September 22, 2004 grant (gg) (mm) †
10.12.5	Stock Option Agreements with ACGL—Marc Grandisson—October 23, 2001 grant (q), September 22, 2004 grant (gg) (mm) and November 15, 2005 (ww) †
10.12.6	Stock Option Agreement, dated October 23, 2001, between ACGL and Ian Heap (v) †
10.12.7	Stock Option Agreement, dated July 1, 2005, between ACGL and W. Preston Hutchings (ww) †
10.12.8	Amended and Restated Stock Option Agreement, dated as of October 23, 2001, between ACGL and Paul Ingrey (z) †
10.12.9	Stock Option Agreements with ACGL—John M. Pasquesi—October 23, 2001 grants (r) †
10.12.10	Stock Option Agreements with ACGL—Constantine Iordanou—January 1, 2002 grant (r) and September 22, 2004 grant (gg) (nn) †
10.12.11	Stock Option Agreements with ACGL—John D. Vollaro—January 18, 2002 grant (x) and September 22, 2004 grant (gg) (nn) †
10.12.12	Stock Option Agreements with ACGL—Ralph E. Jones III—July 1, 2003 grant (cc) and September 22, 2004 grant (gg) (nn) †
10.12.13	Stock Option Agreements with Constantine Iordanou, John D. Vollaro, Marc Grandisson and Ralph E. Jones III—February 23, 2006 (bbb) †
10.12.14	Stock Option Agreements with W. Preston Hutchings and Louis T. Petrillo (bbb)†
10.13.1	Employment and Change in Control Agreement, dated as of May 5, 2000, between ACGL and Louis T. Petrillo (k) †
10.13.2	Agreement, dated as of December 5, 2005, between ACGL and Dwight Evans (uu)
10.13.3	Employment Agreement, dated as of October 23, 2001, among ACGL, Arch Re Bermuda and Marc Grandisson (“Grandisson Employment Agreement”) (r) †
10.13.4	Amendment, dated as of November 16, 2005, to Grandisson Employment Agreement (ww) †
10.13.5	Employment Letter Agreement, dated as of May 29, 2005, between ACGL and W. Preston Hutchings (ss) †
10.13.6	Employment Agreement, dated as of December 20, 2001, among ACGL, Arch U.S. and Constantine Iordanou (“Iordanou Employment Agreement”) (r) †
10.13.7	Amendment, dated as of August 1, 2003, to Iordanou Employment Agreement (cc) †
10.13.8	Employment Agreement, dated as of January 18, 2002, between ACGL and John Vollaro (“Vollaro Employment Agreement”) (x) †
10.13.9	Amendment, dated as of April 27, 2005, to Vollaro Employment Agreement (qq) †
10.13.10	Employment Agreement, dated as of June 4, 2003, between Arch Insurance Group Inc. (“Arch Insurance Group”) and Ralph E. Jones III (aa) †
10.13.11	Agreement, dated as of September 6, 2005, between ACGL and Robert Clements (tt)
10.13.12	Agreement, effective as of July 31, 2003, between ACGL and Peter A. Appel (cc)

10.13.13	Employment Agreement, dated as of April 6, 2004, between ACGL and Paul Ingrey (“Ingrey Employment Agreement”) (ii) †
10.13.14	Amendment, dated as of September 18, 2006, to Ingrey Employment Agreement (bbb) †
10.14	Assumption of Change in Control Agreements (o) †
10.15	ACGL 1995 Employee Stock Purchase Plan (a) †
10.16.1

Arch U.S. Executive Supplemental Non-Qualified Savings and Retirement Plan (formerly sponsored by and known as the Arch Re Executive Supplemental Non-Qualified Savings and Retirement Plan) (“Supplemental Plan”) and related Trust Agreement (b) †

10.16.2	Amendment No. 1 to the Adoption Agreement relating to the Supplemental Plan (c) †
10.16.3	Amendment No. 2 to the Adoption Agreement relating to the Supplemental Plan (f) †
10.16.4	Amendments to the Adoption Agreement and Trust Agreement relating to the Supplemental Plan (ww)
10.17	Asset Purchase Agreement, dated as of January 10, 2000, by and among Arch U.S., Folksamerica Holding Company, Inc. (“FHC”) and Folksamerica (h)
10.18	Transfer and Assumption Agreement, dated May 5, 2000, between Arch Reinsurance Company (formerly Risk Capital Reinsurance Company) (“Arch Re U.S.”) and Folksamerica (j)
10.19	Escrow Agreement, dated December 28, 2000, by and among ACGL, FHC, Folksamerica and the Escrow Agent (o)
10.20	Agreement, dated May 5, 2000, by and among Arch U.S., Arch Re U.S., FHC and Folksamerica regarding Aviation Business (l)
10.21	Agreement and Plan of Merger, dated as of September 25, 2000, by and among Arch U.S., ACGL, The Arch Purpose Trust and Arch Merger Corp. (l)
10.22

Agreement, dated November 20, 2001, by and among ACGL, Warburg Pincus Private Equity VIII, L.P., Warburg Pincus International Partners, L.P., Warburg Pincus Netherlands International Partners I, C.V., Warburg Pincus Netherlands International II, C.V. and HFCP IV (Bermuda), L.P. (collectively, the “Original Signatories”) and Orbital Holdings, Ltd. (r)

10.23	Agreement, dated November 20, 2001, by and among ACGL, the Original Signatories and Insurance Private Equity Investors, L.L.C. (r)
10.24

Agreement, dated November 20, 2001, by and among ACGL, the Original Signatories and Farallon Capital Partners, L.P., Farallon Capital Institutional Partners II, L.P., Farallon Capital Institutional Partners III, L.P. and RR Capital Partners, L.P. (r)

10.25

Agreement, dated as of November 8, 2001, by and among ACGL, the Original Signatories, Trident, Trident II, L.P., MMRCH, Marsh & McLennan Capital Professionals Fund, L.P. and Marsh & McLennan Employees’ Securities Company, L.P. (q)

10.26	Management Subscription Agreement, dated as of October 24, 2001, between ACGL and certain members of management (q)

10.27

Second Amended and Restated Credit Agreement, dated as of August 30, 2006, by and among Arch Capital Group Ltd., Arch Capital Group (U.S.) Inc., Arch Reinsurance Ltd., Arch Reinsurance Company, Arch Insurance Company, Arch Specialty Insurance Company, Arch Excess & Surplus Insurance Company, Western Diversified Casualty Insurance Company and Arch Insurance Company (Europe) Limited, with Barclays Bank Plc, The Bank of New York, Calyon, New York Branch, Citibank, N.A., ING Bank N.V., London Branch, Lloyd’s TSB Bank plc, and Wachovia Bank, N.A., as documentation agents, Bank of America, N.A., as syndication agent, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders named therein (aaa)

10.28

Amended and Restated Letter of Credit and Reimbursement Agreement, dated as of December 21, 2006, by and among Arch Reinsurance Ltd., as obligor, Barclays Capital, as mandated lead arranger, Barclays Bank PLC, as agent and lender, and ING Bank N.V., London Branch and Lloyds TSB Bank plc, as lenders (ccc)

10.29.1

Stock Purchase Agreement, dated as of May 13, 2004, by and among Protective Underwriting Services, Inc. (“Protective”), Arch Capital Holdings Ltd. (“Arch Capital Holdings”) and ACGL, as amended by Amendment No. 1, dated as of July 9, 2004, Amendment No. 2, dated as of July 13, 2004, Amendment No. 3, dated as of July 16, 2004 and Amendment No. 4, dated as of July 28, 2004 (jj)

10.29.2	Waiver Letter Agreement related to the Stock Purchase Agreement, dated as of October 5, 2004, signed by Arch Capital Holdings, ACGL and Protective (kk)
12	Statement regarding computation of ratios (filed herewith)
21	Subsidiaries of Registrant (filed herewith)
23	Consent of PricewaterhouseCoopers LLP (filed herewith)
24	Powers of Attorney (filed herewith)
25	Form T-1 Statement of Eligibility of Trustee (ll)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

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

(z)           Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the SEC on March 31, 2003, and incorporated by reference.

(aa)     Filed as an exhibit to our Report on Form 10-Q for the period ended June 30, 2003, as filed with the SEC on August 14, 2003, and incorporated by reference.

(bb)   Filed as an exhibit to our Report on Form 10-Q for the period ended September 30, 2003, as filed with the SEC on November 12, 2003, and incorporated by reference, and incorporated by reference.

(cc)     Filed as an exhibit to our Report on Form 8-K, as filed with the SEC on August 5, 2003, and incorporated by reference.

(dd)   Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the SEC on March 10, 2004, and incorporated by reference.

(ee)     Filed as an exhibit to our Report on Form 8-K, as filed with the SEC on May 7, 2004, and incorporated by reference.

(ff)         Filed as an exhibit to our Report on Form 8-K, as filed with the SEC on September 22, 2004, and incorporated by reference.

(gg)     Form of agreement filed as an exhibit to our Report on Form 8-K, as filed with the SEC on September 28, 2004, and incorporated by reference.

(hh)   Filed as an exhibit to our Report on Form 8-K. as filed with the SEC on October 6, 2004.

(ii)         Filed as an exhibit to our Report on Form 10-Q for the period ended March 31, 2004, as filed with the SEC on May 10, 2004, and incorporated by reference.

(jj)           Filed as an exhibit to our Report on Form 10-Q for the period ended June 30, 2004, as filed with the SEC on August 9, 2004, and incorporated by reference.

(kk)   Filed as an exhibit to our Report on Form 10-Q for the period ended September 30, 2004, as filed with the SEC on November 9, 2004, and incorporated by reference.

(ll)         Filed as an exhibit to our Report on Form 8-K, as filed with the SEC on May 3, 2004, and incorporated by reference.

(mm)                     Revised form of agreement originally filed as an exhibit to our Report on Form 8-K, as filed with the SEC on September 28, 2004, filed herewith.

(nn)   Revised form of agreement originally filed as an exhibit to our Report on Form 8-K, as filed with the SEC on September 28, 2004, filed herewith.

(oo)   Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the SEC on March 15, 2005, and incorporated by reference.

(pp)   Filed as an annex to our Definitive Proxy Statement, as filed with the SEC on March 31, 2005, and incorporated by reference.

(qq)   Filed as an exhibit to our Report on Form 8-K, as filed with the SEC on May 3, 2005, and incorporated by reference.

(rr)       Filed as an exhibit to our Report on Form 10-Q, as filed with the SEC on May 6, 2005, and incorporated by reference.

(ss)       Filed as an exhibit to our Report on Form 8-K, as filed with the SEC on June 9, 2005, and incorporated by reference.

(tt)         Filed as an exhibit to our Report on Form 8-K, as filed with the SEC on September 9, 2005, and incorporated by reference.

(uu)   Filed as an exhibit to our Report on Form 8-K, as filed with the SEC on December 7, 2005, and incorporated by reference.

(vv)     Filed as an exhibit to our Report on Form 8-K, as filed with the SEC on February 2, 2006, and incorporated by reference.

(ww)                         Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the SEC on March 13, 2006, and incorporated by reference

(xx)     Filed as an exhibit to our Report on Form 8-K, as filed with the SEC on April 19, 2006, and incorporated by reference.

(yy)     Filed as an exhibit to our Report on Form 10-Q for the period ended March 31, 2006, as filed with the SEC on May 8, 2006, and incorporated by reference

(zz)     Filed as an exhibit to our Report on Form 8-K, as filed with the SEC on May 24, 2006, and incorporated by reference.

(aaa)                         Filed as an exhibit to our Report on Form 8-K, as filed with the SEC on August 31, 2006, and incorporated by reference.

(bbb)                      Filed as an exhibit to our Report on Form 10-Q for the period ending September 30, 2006, as filed with the SEC on November 9, 2006.

(ccc)                         Filed as an exhibit to our Report on Form 8-K, as filed with the SEC on December 22, 2006, and incorporated by reference.

†                    Management contract or compensatory plan or arrangement.