Form 10-Q
period 2007-03-30
ARCH CAPITAL GROUP LTD.
filed 2007-05-10
CIK 947484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common shares as of the latest practicable date.

Class	Outstanding at April 27, 2007
Common Shares, $0.01 par value	73,641,614

ARCH CAPITAL GROUP LTD.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Arch Capital Group Ltd.:

We have reviewed the accompanying consolidated balance sheet of Arch Capital Group Ltd. and its subsidiaries (the “Company”) as of March 31, 2007, and the related consolidated statements of income, changes in shareholders’ equity, comprehensive income and cash flows for each of the three-month periods ended March 31, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2006, and the related consolidated statements of income, changes in shareholders’ equity, comprehensive income, and cash flows for the year then ended (not presented herein), and in our report dated February 28, 2007 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2006, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
New York, New York
May 10, 2007

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share data)

	(Unaudited)
	March 31,	December 31,
	2007	2006
Assets
Investments:
Fixed maturities available for sale, at fair value (amortized cost: 2007, $6,933,803; 2006, $6,858,970)	$6,963,359	$6,876,548
Short-term investments available for sale, at fair value (amortized cost: 2007, $794,726; 2006, $956,926)	796,682	957,698
Short-term investment of funds received under securities lending agreements, at fair value	1,160,098	891,376
Other investments (cost: 2007, $394,604; 2006, $282,923)	422,387	307,082
Total investments	9,342,526	9,032,704

Cash	225,249	317,017
Accrued investment income	68,012	68,440
Fixed maturities and short-term investments pledged under securities lending agreements, at fair value	1,120,957	860,803
Premiums receivable	954,168	749,961
Funds held by reinsureds	60,783	82,385
Unpaid losses and loss adjustment expenses recoverable	1,537,176	1,552,157
Paid losses and loss adjustment expenses recoverable	120,883	122,149
Prepaid reinsurance premiums	501,287	470,138
Deferred income tax assets, net	64,271	63,606
Deferred acquisition costs, net	314,686	290,999
Receivable for securities sold	164,124	190,168
Other assets	487,749	511,940
Total Assets	$14,961,871	$14,312,467

Liabilities
Reserve for losses and loss adjustment expenses	$6,595,820	$6,463,041
Unearned premiums	1,950,264	1,791,922
Reinsurance balances payable	393,658	301,679
Senior notes	300,000	300,000
Deposit accounting liabilities	43,284	45,107
Securities lending collateral	1,160,098	891,376
Payable for securities purchased	216,381	418,109
Other liabilities	519,018	510,614
Total Liabilities	11,178,523	10,721,848

Commitments and Contingencies

Shareholders’ Equity
Non-cumulative preferred shares ($0.01 par value, 50,000,000 shares authorized)
— Series A (issued: 2007 and 2006, 8,000,000)	80	80
— Series B (issued: 2007 and 2006, 5,000,000)	50	50
Common shares ($0.01 par value, 200,000,000 shares authorized, issued: 2007, 73,746,726; 2006, 74,270,466)	737	743
Additional paid-in capital	1,910,125	1,944,304
Retained earnings	1,794,569	1,596,018
Accumulated other comprehensive income (loss), net of deferred income tax	77,787	49,424
Total Shareholders’ Equity	3,783,348	3,590,619
Total Liabilities and Shareholders’ Equity	$14,961,871	$14,312,467

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(U.S. dollars in thousands, except share data)

	(Unaudited)
	Three Months Ended March 31,
	2007	2006
Revenues
Net premiums written	$871,745	$873,719
Increase in unearned premiums	(126,252)	(112,118)
Net premiums earned	745,493	761,601
Net investment income	112,689	80,326
Net realized losses	(981)	(3,383)
Fee income	1,969	1,805
Other income	604	—
Total revenues	859,774	840,349

Expenses
Losses and loss adjustment expenses	420,061	468,178
Acquisition expenses	120,128	129,672
Other operating expenses	90,813	82,977
Interest expense	5,523	5,555
Net foreign exchange losses	9,742	10,253
Total expenses	646,267	696,635

Income before income taxes	213,507	143,714

Income tax expense	8,495	11,424

Net income	205,012	132,290

Preferred dividends	6,461	2,667

Net income available to common shareholders	$198,551	$129,623

Net income per common share
Basic	$2.69	$1.78
Diluted	$2.59	$1.71

Weighted average common shares and common share equivalents outstanding
Basic	73,931,996	72,899,249
Diluted	76,640,686	75,855,309

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(U.S. dollars in thousands)

	(Unaudited)
	Three Months Ended
	March 31,
	2007	2006
Non-Cumulative Preferred Shares
Balance at beginning of period	$130	$—
Preferred shares issued	—	80
Balance at end of period	130	80

Common Shares
Balance at beginning of year	743	733
Common shares issued, net	1	5
Purchases of common shares under share repurchase program	(7)	—
Balance at end of period	737	738

Additional Paid-in Capital
Balance at beginning of year	1,944,304	1,595,440
Cumulative effect of change in accounting for unearned stock grant compensation	—	(9,646)
Series A non-cumulative preferred shares issued	—	193,378
Common shares issued	109	160
Exercise of stock options	6,997	12,152
Common shares retired	(46,291)	(647)
Amortization of share-based compensation	4,306	3,299
Other	700	274
Balance at end of period	1,910,125	1,794,410

Deferred Compensation Under Share Award Plan
Balance at beginning of year	—	(9,646)
Cumulative effect of change in accounting for unearned stock grant compensation	—	9,646
Balance at end of period	—	—

Retained Earnings
Balance at beginning of year	1,593,907	901,348
Adjustment to adopt SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140”	2,111	—
Balance at beginning of year, as adjusted	1,596,018	901,348
Dividends declared on preferred shares	(6,461)	(2,667)
Net income	205,012	132,290
Balance at end of period	1,794,569	1,030,971

Accumulated Other Comprehensive Income (Loss)
Balance at beginning of year	51,535	(7,348)
Adjustment to adopt SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140”	(2,111)	—
Balance at beginning of year, as adjusted	49,424	(7,348)
Change in unrealized appreciation (decline) in value of investments, net of deferred income tax	20,587	(67,032)
Foreign currency translation adjustments, net of deferred income tax	7,776	(2,265)
Balance at end of period	77,787	(76,645)

Total Shareholders’ Equity	$3,783,348	$2,749,554

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(U.S. dollars in thousands)

	(Unaudited)
	Three Months Ended
	March 31,
	2007	2006
Comprehensive Income
Net income	$205,012	$132,290
Other comprehensive income (loss), net of deferred income tax
Unrealized decline in value of investments:
Unrealized holding gains (losses) arising during period	22,014	(67,987)
Reclassification of net realized (gains) losses, net of income taxes, included in net income	(1,427)	955
Foreign currency translation adjustments	7,776	(2,265)
Other comprehensive income (loss)	28,363	(69,297)
Comprehensive Income	$233,375	$62,993

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)

	(Unaudited)
	Three Months Ended
	March 31,
	2007	2006
Operating Activities
Net income	$205,012	$132,290
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized losses	1,097	783
Other income	(604)	—
Share-based compensation	4,306	3,299
Changes in:
Reserve for losses and loss adjustment expenses, net of unpaid losses and loss adjustment expenses recoverable	147,462	256,469
Unearned premiums, net of prepaid reinsurance premiums	127,107	113,179
Premiums receivable	(203,707)	(200,073)
Deferred acquisition costs, net	(23,700)	(10,134)
Funds held by reinsureds	21,602	35,771
Reinsurance balances payable	91,498	76,441
Deferred income tax assets, net	(2,972)	(7,352)
Other liabilities	1,296	46,147
Other items, net	34,734	(23,642)
Net Cash Provided By Operating Activities	403,131	423,178

Investing Activities
Purchases of fixed maturity investments	(5,047,868)	(4,330,266)
Proceeds from sales of fixed maturity investments	4,326,607	4,121,591
Proceeds from redemptions and maturities of fixed maturity investments	183,984	83,394
Purchases of other investments	(151,978)	(32,596)
Proceeds from sales of other investments	54,754	5,359
Net sales (purchases) of short-term investments	188,663	(444,527)
Change in securities lending collateral	(268,722)	10,429
Purchases of furniture, equipment and other	(4,138)	(4,602)
Net Cash Used For Investing Activities	(718,698)	(591,218)

Financing Activities
Purchases of common shares under share repurchase program	(44,475)	—
Proceeds from common shares issued, net	3,145	8,690
Proceeds from preferred shares issued, net of issuance costs	—	193,527
Change in securities lending collateral	268,722	(10,429)
Excess tax benefits from share-based compensation	2,355	2,450
Preferred dividends paid	(6,461)	—
Net Cash Provided By Financing Activities	223,286	194,238

Effects of exchange rate changes on foreign currency cash	513	(769)

Increase (decrease) in cash	(91,768)	25,429
Cash beginning of year	317,017	222,477
Cash end of period	$225,249	$247,906

Income taxes paid, net	$596	$9,591
Interest paid	—	$42

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted; however, management believes that the disclosures are adequate to make the information presented not misleading. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, including the Company’s audited consolidated financial statements and related notes and the section entitled “Risk Factors.”

To facilitate period-to-period comparisons, certain amounts in the 2006 consolidated financial statements have been reclassified to conform to the 2007 presentation. Such reclassifications had no effect on the Company’s consolidated net income.

2.      Share Transactions

Share Repurchase Program

On February 28, 2007, ACGL’s board of directors authorized the investment of up to $1 billion in ACGL’s common shares through a share repurchase program. Repurchases under the program may be effected from time to time in open market or privately negotiated transactions through February 2009. During the 2007 first quarter, ACGL repurchased approximately 683,000 common shares for an aggregate purchase price of $44.5 million. The timing and amount of the repurchase transactions under this program will depend on a variety of factors, including market conditions and corporate and regulatory considerations. In connection with the repurchase program, the Warburg Pincus funds and Hellman & Friedman funds waived their rights relating to share repurchases under the shareholders agreement for all repurchases of common shares by ACGL under the repurchase program in open market transactions and certain privately negotiated transactions.

Non-Cumulative Preferred Shares

During 2006, ACGL completed two public offerings of non-cumulative preferred shares (“Preferred Shares”). On February 1, 2006, $200.0 million principal amount of 8.0% series A non-cumulative preferred shares (“Series A Preferred Shares”) were issued with net proceeds of $193.5 million and, on May 24, 2006, $125.0 million principal amount of 7.875% series B non-cumulative preferred shares (“Series B Preferred Shares”) were issued with net proceeds of $120.9 million. The net proceeds of the offerings were used to support the underwriting activities of ACGL’s insurance and reinsurance subsidiaries. ACGL has the right to redeem all or a portion of each series of Preferred Shares at a redemption price of $25.00 per share on or after (1) February 1, 2011 for the Series A Preferred Shares and (2) May 15, 2011 for the Series B Preferred Shares. Dividends on the Preferred Shares are non-cumulative. Consequently, in the event dividends are not declared on the Preferred Shares for any dividend period, holders of Preferred Shares will not be entitled to receive a dividend for such period, and such undeclared dividend will not accrue and will not be payable. Holders of Preferred Shares will be entitled to receive dividend payments only when, as and if declared by ACGL’s board of directors or a duly authorized committee of the board of directors. Any such dividends will be payable from the date of original issue on a non-cumulative basis, quarterly in arrears. To the extent declared, these dividends will accumulate, with respect to each dividend period, in an amount per share equal to 8.0% of the $25.00 liquidation preference per annum for the Series A Preferred Shares and 7.875% of the $25.00 liquidation preference per annum for the Series B Preferred Shares. At March 31, 2007, the Company had declared an aggregate of $3.3 million of dividends to be paid to holders of the Preferred Shares.

Share-Based Compensation

As required by the provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), we recorded after-tax share-based compensation expense related to stock options in the 2007 first quarter of $1.6 million, or $0.02 per diluted share, compared to $1.1 million, or $0.01 per diluted share, in the 2006 first quarter.

3.      Debt and Financing Arrangements

Senior Notes

On May 4, 2004, ACGL completed a public offering of $300 million principal amount of 7.35% senior notes (“Senior Notes”) due May 1, 2034 and received net proceeds of $296.4 million. ACGL used $200 million of the net proceeds to repay all amounts outstanding under a revolving credit agreement. The Senior Notes are ACGL’s senior unsecured obligations and rank equally with all of its existing and future senior unsecured indebtedness. Interest payments on the Senior Notes are due on May 1st and November 1st of each year. ACGL may redeem the Senior Notes at any time and from time to time, in whole or in part, at a “make-whole” redemption price. For the 2007 and 2006 first quarters, interest expense on the Senior Notes was approximately $5.5 million. The market value of the Senior Notes at March 31, 2007 and December 31, 2006 was $323.7 million and $332.0 million, respectively.

Letter of Credit and Revolving Credit Facilities

As of March 31, 2007, the Company had a $300 million unsecured revolving loan and letter of credit facility and a $1.0 billion secured letter of credit facility. The $300 million unsecured revolving loan is also available for the issuance of unsecured letters of credit up to $100 million for Arch Reinsurance Company (“Arch Re U.S.”). Borrowings of revolving loans may be made by ACGL and Arch Re U.S. at a variable rate based on LIBOR or an alternative base rate at the option of the Company. Secured letters of credit are available for issuance on behalf of the Company’s insurance and reinsurance subsidiaries. Issuance of letters of credit and borrowings under the Credit Agreement are subject to the Company’s compliance with certain covenants and conditions, including absence of a material adverse change. These covenants require, among other things, that the Company maintain a debt to shareholders’ equity ratio of not greater than 0.35 to 1 and shareholders’ equity in excess of $1.95 billion plus 25% of future aggregate net income for each quarterly period (not including any future net losses) beginning after June 30, 2006 and 25% of future aggregate proceeds from the issuance of common or preferred equity and that the Company’s principal insurance and reinsurance subsidiaries maintain at least a “B++” rating from A.M. Best. In addition, certain of the Company’s subsidiaries which are party to the Credit Agreement are required to maintain minimum shareholders’ equity levels. The Company was in compliance with all covenants contained in the Credit Agreement at March 31, 2007. The Credit Agreement expires on August 30, 2011.

Including the secured letter of credit portion of the Credit Agreement and another letter of credit facility (together, the “LOC Facilities”), the Company has access to letter of credit facilities for up to a total of $1.45 billion. The principal purpose of the LOC Facilities is to issue, as required, evergreen standby letters of credit in favor of primary insurance or reinsurance counterparties with which the Company has entered into reinsurance arrangements to ensure that such counterparties are permitted to take credit for reinsurance obtained from the Company’s reinsurance subsidiaries in United States jurisdictions where such subsidiaries are not licensed or otherwise admitted as an insurer, as required under insurance regulations in the United States, and to comply with requirements of Lloyd’s of London in connection with qualifying quota share and other arrangements. The amount of letters of credit issued is driven by, among other things, the timing and payment of catastrophe losses, loss development of existing reserves, the payment pattern of such reserves, the further expansion of the Company’s business and the loss experience of such business. When issued, certain letters of credit are secured by a portion of the Company’s investment portfolio. In addition, the LOC Facilities also require the maintenance of certain covenants, which the Company was in compliance with at March 31, 2007. At such date, the Company had approximately $618.6 million in outstanding letters of credit under the LOC Facilities, which were secured by investments totaling $646.6 million. The other letter of credit facility was amended and restated in December 2006. It is anticipated that the LOC Facilities will be renewed (or replaced) on expiry, but such renewal (or replacement) will be subject to the availability of credit from banks which the Company utilizes. In addition to letters of credit, the Company has and may establish insurance trust accounts in the U.S. and Canada to secure its reinsurance amounts payable as required.

4.      Segment Information

The Company classifies its businesses into two underwriting segments — insurance and reinsurance — and a corporate and other segment (non-underwriting). The Company’s insurance and reinsurance operating segments each have segment managers who are responsible for the overall profitability of their respective segments and who are directly accountable to the Company’s chief operating decision makers, the President and Chief Executive Officer of ACGL and the Chief Financial Officer of ACGL. The chief operating decision makers do not assess performance, measure return on equity or make resource allocation decisions on a line of business basis. The Company determined its reportable operating segments using the management approach described in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

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

The insurance segment consists of the Company’s insurance underwriting subsidiaries which primarily write on both an admitted and non-admitted basis. The insurance segment consists of eight product lines: casualty; construction, surety and national accounts; executive assurance; healthcare; professional liability; programs; property, marine and aviation; and other (consisting of collateral protection business).

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

The following tables set forth an analysis of the Company’s underwriting income by segment, together with a reconciliation of underwriting income to net income available to common shareholders:

	(Unaudited)
	Three Months Ended
	March 31, 2007
(U.S. dollars in thousands)	Insurance	Reinsurance	Total

Gross premiums written (1)	$661,210	$558,654	$1,210,614
Net premiums written (1)	428,344	443,401	871,745

Net premiums earned (1)	$413,847	$331,646	$745,493
Fee income	1,425	544	1,969
Losses and loss adjustment expenses	(259,322)	(160,739)	(420,061)
Acquisition expenses, net	(46,695)	(73,433)	(120,128)
Other operating expenses	(68,894)	(13,781)	(82,675)
Underwriting income	$40,361	$84,237	124,598

Net investment income			112,689
Net realized losses			(981)
Other income			604
Other expenses			(8,138)
Interest expense			(5,523)
Net foreign exchange losses			(9,742)
Income before income taxes			213,507
Income tax expense			(8,495)

Net income			205,012
Preferred dividends			(6,461)
Net income available to common shareholders			$198,551

Underwriting Ratios
Loss ratio	62.7%	48.5%	56.3%
Acquisition expense ratio (2)	11.1%	22.1%	16.0%
Other operating expense ratio	16.6%	4.2%	11.1%
Combined ratio	90.4%	74.8%	83.4%

(1)          Certain amounts included in the gross premiums written of each segment are related to intersegment transactions. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total. The insurance segment and reinsurance segment results include $0.5 million and $8.7 million, respectively, of gross and net premiums written and $0.5 million and $10.6 million, respectively, of net premiums earned assumed through intersegment transactions.

(2)          The acquisition expense ratio is adjusted to include policy-related fee income.

	(Unaudited)
	Three Months Ended
	March 31, 2006
(U.S. dollars in thousands)	Insurance	Reinsurance	Total

Gross premiums written (1)	$615,484	$564,668	$1,167,814
Net premiums written (1)	397,254	476,465	873,719

Net premiums earned (1)	$380,254	$381,347	$761,601
Fee income	1,404	401	1,805
Losses and loss adjustment expenses	(248,002)	(220,176)	(468,178)
Acquisition expenses, net	(37,885)	(91,787)	(129,672)
Other operating expenses	(62,076)	(13,252)	(75,328)
Underwriting income	$33,695	$56,533	90,228

Net investment income			80,326
Net realized losses			(3,383)
Other income			—
Other expenses			(7,649)
Interest expense			(5,555)
Net foreign exchange losses			(10,253)
Income before income taxes			143,714
Income tax expense			(11,424)

Net income			132,290
Preferred dividends			(2,667)
Net income available to common shareholders			$129,623

Underwriting Ratios
Loss ratio	65.2%	57.7%	61.5%
Acquisition expense ratio (2)	9.7%	24.1%	16.9%
Other operating expense ratio	16.3%	3.5%	9.9%
Combined ratio	91.2%	85.3%	88.3%

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

Set forth below is summary information regarding net premiums written and earned by major line of business and net premiums written by client location for the insurance segment:

	(Unaudited)
	Three Months Ended
	March 31,
	2007			2006
INSURANCE SEGMENT (U.S. dollars in thousands)	Amount		% of Total	Amount	% of Total

Net premiums written (1)
Property, marine and aviation	$84,863		19.8	$68,646	17.3
Construction, surety and national accounts	79,230		18.5	80,629	20.3
Professional liability	70,403		16.4	62,454	15.7
Programs	58,323		13.6	60,534	15.2
Executive assurance	44,091		10.3	45,591	11.5
Casualty	43,091		10.1	50,750	12.8
Healthcare	21,530		5.0	18,115	4.6
Other	26,813	(2)	6.3	10,535	2.6
Total	$428,344		100.0	$397,254	100.0

Net premiums earned (1)
Property, marine and aviation	$81,804		19.8	$62,968	16.6
Construction, surety and national accounts	67,104		16.2	66,703	17.5
Professional liability	77,130		18.6	54,045	14.2
Programs	56,209		13.6	57,389	15.1
Executive assurance	45,378		11.0	50,076	13.2
Casualty	51,542		12.4	62,808	16.5
Healthcare	19,844		4.8	16,677	4.4
Other	14,836	(2)	3.6	9,588	2.5
Total	$413,847		100.0	$380,254	100.0

Net premiums written by client location (1)
United States	$320,005		74.7	$324,465	81.7
Europe	74,935		17.5	47,580	12.0
Other	33,404		7.8	25,209	6.3
Total	$428,344		100.0	$397,254	100.0

(1)          Insurance segment results include premiums written and earned assumed through intersegment transactions of $0.5 million and $0.5 million, respectively, for the 2007 first quarter and $0.8 million and $0.9 million, respectively, for the 2006 first quarter. Insurance segment results exclude premiums written and earned ceded through intersegment transactions of $8.7 million and $10.6 million, respectively, for the 2007 first quarter and $11.5 million and $12.8 million, respectively, for the 2006 first quarter.

(2)          Includes excess workers’ compensation and employers’ liability business.

The following table sets forth the reinsurance segment’s net premiums written and earned by major line of business and type of business, together with net premiums written by client location:

	(Unaudited)
	Three Months Ended
	March 31,
	2007		2006
REINSURANCE SEGMENT (U.S. dollars in thousands)	Amount	% of Total	Amount	% of Total

Net premiums written (1)
Casualty (2)	$144,476	32.6	$162,988	34.2
Property excluding property catastrophe	94,944	21.4	106,782	22.4
Property catastrophe	80,659	18.2	70,336	14.7
Other specialty	73,996	16.7	93,264	19.6
Marine and aviation	43,715	9.8	41,352	8.7
Other	5,611	1.3	1,743	0.4
Total	$443,401	100.0	$476,465	100.0

Net premiums earned (1)
Casualty (2)	$140,444	42.4	$171,197	44.9
Property excluding property catastrophe	73,039	22.0	79,620	20.9
Property catastrophe	34,691	10.5	49,106	12.8
Other specialty	52,042	15.7	57,919	15.2
Marine and aviation	26,622	8.0	23,650	6.2
Other	4,808	1.4	(145)	(0.0)
Total	$331,646	100.0	$381,347	100.0

Net premiums written (1)
Pro rata	$263,815	59.5	$272,534	57.2
Excess of loss	179,586	40.5	203,931	42.8
Total	$443,401	100.0	$476,465	100.0

Net premiums earned (1)
Pro rata	$242,439	73.1	$295,288	77.4
Excess of loss	89,207	26.9	86,059	22.6
Total	$331,646	100.0	$381,347	100.0

Net premiums written by client location (1)
United States	$253,991	57.3	$277,315	58.2
Europe	124,338	28.0	127,263	26.7
Bermuda	50,841	11.5	43,839	9.2
Other	14,231	3.2	28,048	5.9
Total	$443,401	100.0	$476,465	100.0

(1)          Reinsurance segment results include premiums written and earned assumed through intersegment transactions of $8.7 million and $10.6 million, respectively, for the 2007 first quarter and $11.5 million and $12.8 million, respectively, for the 2006 first quarter. Reinsurance segment results exclude premiums written and earned ceded through intersegment transactions of $0.5 million and $0.5 million, respectively, for the 2007 first quarter and $0.8 million and $0.9 million, respectively, for the 2006 first quarter.

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

The effects of reinsurance on the Company’s written and earned premiums and losses and loss adjustment expenses with unaffiliated reinsurers were as follows:

	(Unaudited)
	Three Months Ended
	March 31,
(U.S. dollars in thousands)	2007	2006

Premiums Written
Direct	$649,880	$601,699
Assumed	560,734	566,115
Ceded	(338,869)	(294,095)
Net	$871,745	$873,719

Premiums Earned
Direct	$637,008	$575,418
Assumed	416,132	419,277
Ceded	(307,647)	(233,094)
Net	$745,493	$761,601

Losses and Loss Adjustment Expenses
Direct	$359,476	$382,105
Assumed	195,271	246,609
Ceded	(134,686)	(160,536)
Net	$420,061	$468,178

The Company monitors the financial condition of its reinsurers and attempts to place coverages only with substantial, financially sound carriers. At March 31, 2007 and December 31, 2006, approximately 91.3% and 92.3%, respectively, of the Company’s reinsurance recoverables on paid and unpaid losses (not including prepaid reinsurance premiums) of $1.66 billion and $1.67 billion, respectively, were due from carriers which had an A.M. Best rating of “A-” or better. At March 31, 2007 and December 31, 2006, the largest reinsurance recoverables from any one carrier were less than 5.0% and 5.1%, respectively, of the Company’s total shareholders’ equity.

On December 29, 2005, Arch Reinsurance Ltd. (“Arch Re Bermuda”) entered into a quota share reinsurance treaty with Flatiron Re Ltd., a newly-formed Bermuda reinsurance company, pursuant to which Flatiron Re Ltd. is assuming a 45% quota share (the “Treaty”) of certain lines of property and marine business underwritten by Arch Re Bermuda for unaffiliated third parties for the 2006 and 2007 underwriting years (January 1, 2006 to December 31, 2007). The quota share is subject to decrease by Arch Re Bermuda under certain circumstances. In addition, in certain circumstances, Flatiron Re Ltd. may extend at its option the coverage provided by the Treaty to Arch Re Bermuda’s 2008 underwriting year. Effective June 28, 2006, the parties amended the Treaty to increase the percentage ceded to Flatiron Re Ltd. from 45% to 70% of all covered business bound by Arch Re Bermuda from (and including) June 28, 2006 until (and including) August 15, 2006 provided such business did not incept beyond September 30, 2006. The ceding percentage for all business bound outside of this period will continue to be 45%, subject to adjustment as provided under the Treaty.

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

Arch Re Bermuda pays to Flatiron Re Ltd. a reinsurance premium in the amount of the ceded percentage of the original gross written premium on the business reinsured with Flatiron Re Ltd. less a ceding commission, which includes a reimbursement of direct acquisition expenses as well as a commission to Arch Re Bermuda for generating the business. The Treaty also provides for a profit commission to Arch Re Bermuda based on the underwriting results for the 2006 and 2007 underwriting years on a cumulative basis. For the 2007 first quarter, $108.9 million of premiums written, $66.0 million of premiums earned and $25.4 million of losses and loss adjustment expenses were ceded to Flatiron Re Ltd. by Arch Re Bermuda, compared to $82.4 million of premiums written, $18.3 million of premiums earned and $6.7 million of losses and loss adjustment expenses for the 2006 first quarter.

6.      Deposit Accounting

Certain assumed reinsurance contracts are deemed, under current financial accounting standards, not to transfer insurance risk, and are accounted for using the deposit method of accounting. However, it is possible that the Company could incur financial losses on such contracts. For those contracts that contain an element of underwriting risk, the estimated profit margin is deferred and amortized over the contract period and such amount is included in the Company’s underwriting results. When the estimated profit margin is explicit, the margin is reflected as fee income and any adverse financial results on such contracts are reflected as incurred losses. For the 2007 and 2006 first quarters, the Company recorded $0.5 million and $0.3 million, respectively, of fee income on such contracts. When the estimated profit margin is implicit, the margin is reflected as an offset to paid losses and any adverse financial results on such contracts are reflected as incurred losses. For the 2007 and 2006 first quarters, the Company recorded $0.1 million and $0.6 million, respectively, as an offset to paid losses on such contracts. On a notional basis, the amount of premiums from those contracts that contain an element of underwriting risk was $0.3 million and $6.0 million, respectively, for the 2007 and 2006 first quarters.

In making any determination to account for a contract using the deposit method of accounting, the Company is required to make many estimates and judgments under the current financial accounting standards.

7.      Investment Information

The following table summarizes the Company’s invested assets:

	(Unaudited)
	March 31,	December 31,
(U.S. dollars in thousands)	2007	2006

Fixed maturities available for sale, at fair value	$6,963,359	$6,876,548
Fixed maturities pledged under securities lending agreements, at fair value (1)	1,120,530	860,803
Total fixed maturities	8,083,889	7,737,351
Short-term investments available for sale, at fair value	796,682	957,698
Short-term investments pledged under securities lending agreements, at fair value (1)	427	—
Other investments	422,387	307,082
Total investments (1)	9,303,385	9,002,131
Securities transactions entered into but not settled at the balance sheet date	(52,257)	(227,941)
Total investments, net of securities transactions	$9,251,128	$8,774,190

(1) In securities lending transactions, the Company receives collateral in excess of the fair value of the fixed maturities and short-term investments pledged under securities lending agreements. For purposes of this table, the Company has excluded the collateral received at March 31, 2007 and December 31, 2006 of $1.16 billion and $891.4 million, respectively, which is reflected as “short-term investment of funds received under securities lending agreements, at fair value” and included the $1.12 billion and $860.8 million, respectively, of “fixed maturities and short-term investments pledged under securities lending agreements, at fair value.”

Fixed Maturities and Fixed Maturities Pledged Under Securities Lending Agreements

The following table summarizes the Company’s fixed maturities and fixed maturities pledged under securities lending agreements:

(U.S. dollars in thousands)	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost

March 31, 2007 (Unaudited):
U.S. government and government agencies	$2,468,478	$16,506	$(4,362)	$2,456,334
Corporate bonds	1,429,575	7,864	(2,584)	1,424,295
Mortgage backed securities	1,218,401	7,266	(1,259)	1,212,394
Commercial mortgage backed securities	874,857	7,583	(449)	867,723
Asset backed securities	854,525	1,451	(782)	853,856
Municipal bonds	754,118	1,213	(2,560)	755,465
Non-U.S. government securities	483,935	12,612	(3,285)	474,608
Total	$8,083,889	$54,495	$(15,281)	$8,044,675
December 31, 2006:
U.S. government and government agencies	$1,922,511	$12,835	$(10,806)	$1,920,482
Corporate bonds	1,504,989	9,196	(5,634)	1,501,427
Mortgage backed securities	1,183,805	7,866	(1,678)	1,177,617
Commercial mortgage backed securities	868,586	4,953	(1,098)	864,731
Asset backed securities	907,829	923	(1,457)	908,363
Municipal bonds	815,204	1,323	(3,885)	817,766
Non-U.S. government securities	534,427	15,776	(4,718)	523,369
Total	$7,737,351	$52,872	$(29,276)	$7,713,755

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”). Upon adopting SFAS No. 155 on January 1, 2007, the Company applied the “fair value option” to certain hybrid securities which are included in the Company’s fixed maturities. The fair market values of such securities at March 31, 2007 were approximately $53.0 million. The change in market value of such securities is reflected as realized gains or losses. The adoption of SFAS No. 155 did not have a material impact on the Company’ results of operations.

The credit quality distribution of the Company’s fixed maturities and fixed maturities pledged under securities lending agreements are shown below:

	(Unaudited)
(U.S. dollars in thousands)	March 31, 2007		December 31, 2006
Rating (1)	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total

AAA	$6,782,485	83.9	$6,366,059	82.3
AA	590,062	7.3	605,427	7.8
A	353,284	4.4	430,103	5.6
BBB	232,668	2.9	194,408	2.5
BB	26,912	0.3	32,572	0.4
B	50,632	0.6	64,636	0.8
Lower than B	11,296	0.1	11,149	0.2
Not rated	36,550	0.5	32,997	0.4
Total	$8,083,889	100.0	$7,737,351	100.0

(1)             Ratings as assigned by Standard & Poor’s.

Securities Lending Agreements

The Company participates in a securities lending program under which certain of its fixed income portfolio securities are loaned to third parties, primarily major brokerage firms, for short periods of time through a lending agent. Such securities have been reclassified as “Fixed maturities and short-term investments pledged under securities lending agreements, at fair value.” The Company maintains control over the securities it lends, retains the earnings and cash flows associated with the loaned securities and receives a fee from the borrower for the temporary use of the securities. Collateral received, primarily in the form of cash, is required at a rate of 102% of the market value of the loaned securities (or 104% of the market value of the loaned securities when the collateral and loaned securities are denominated in non-U.S. currencies) including accrued investment income and is monitored and maintained by the lending agent. Such collateral is reinvested and is reflected as “Short-term investment of funds received under securities lending agreements, at fair value.” At March 31, 2007, the fair value and amortized cost of fixed maturities and short-term investments pledged under securities lending agreements were $1.12 billion and $1.11 billion, respectively, while collateral received totaled $1.16 billion at fair value and amortized cost. At December 31, 2006, the fair value and amortized cost of fixed maturities and short-term investments pledged under securities lending agreements were $860.8 million and $854.8 million, respectively, while collateral received totaled $891.4 million at fair value and amortized cost.

Investment-Related Derivatives

The Company’s investment strategy allows for the use of derivative securities. Derivative instruments may be used to enhance investment performance, replicate investment positions or manage market exposures and duration risk that would be allowed under the Company’s investment guidelines if implemented in other ways. The fair values of those derivatives are based on quoted market prices. At March 31, 2007 and December 31, 2006, the notional value of the net long position for equity futures was $89.5 million and $78.6 million, respectively, and the notional value of the net short position for Treasury note futures was $34.6 million and $35.2 million, respectively. For the 2007 first quarter, the Company recorded net realized losses of $0.9 million related to changes in the fair value of all futures contracts, compared to net realized gains of $0.6 million for the 2006 first quarter. At March 31, 2007, the carrying value and fair value of all futures contracts was de minimis, compared to $0.3 million at December 31, 2006.

Other Investments

The following table details the Company’s other investments:

	(Unaudited)
	March 31, 2007		December 31, 2006
(U.S. dollars in thousands)	Estimated Fair Value	Cost	Estimated Fair Value	Cost

Alternative investment funds	$269,453	$269,462	$167,497	$167,703
Equity securities	88,483	70,607	75,496	60,619
Privately held securities	64,451	54,535	64,089	54,601
Total	$422,387	$394,604	$307,082	$282,923

Alternative investment funds primarily include funds that invest in investment grade and non-investment grade fixed income securities and funds that invest in senior floating rate loans; equity securities include certain investments in mutual funds and other preferred stocks; and privately held securities include the Company’s investment in Aeolus LP (see Note 10). The Company’s investment commitments relating to its other investments totaled approximately $85.7 million at March 31, 2007.

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

	(Unaudited)
	March 31,	December 31,
(U.S. dollars in thousands)	2007	2006

Assets used for collateral or guarantees	$715,513	$798,437
Deposits with U.S. regulatory authorities	244,982	221,864
Trust funds	117,407	104,408
Deposits with non-U.S. regulatory authorities	38,565	34,112
Total restricted assets	$1,116,467	$1,158,821

In addition, certain of the Company’s operating subsidiaries maintain assets in trust accounts as collateral for insurance and reinsurance transactions with affiliated companies. At March 31, 2007 and December 31, 2006, such amounts approximated $3.53 billion and $3.61 billion, respectively.

Net Investment Income

The components of net investment income were as follows:

	(Unaudited)
	Three Months Ended
	March 31,
(U.S. dollars in thousands)	2007	2006

Fixed maturities	$98,099	$69,424
Short-term investments	9,734	9,787
Other (1)	8,661	3,884
Gross investment income	116,494	83,095
Investment expenses	(3,805)	(2,769)
Net investment income	$112,689	$80,326

(1) Primarily consists of interest income on operating cash accounts, other investments and securities lending transactions.

Net Realized Gains (Losses)

The components of net realized losses were as follows:

	(Unaudited)
	Three Months Ended
	March 31,
(U.S. dollars in thousands)	2007	2006

Fixed maturities	($1,144)	($4,153)
Other investments	1,139	2,728
Other	(976)	(1,958)
Net realized losses	($981)	($3,383)

Currently, the Company’s portfolio is actively managed on a total return basis within certain guidelines. The effect of financial market movements will influence the recognition of net realized gains and losses as the portfolio is adjusted and rebalanced. For the 2007 and 2006 first quarters, net realized losses on the Company’s fixed maturities of $1.1 million and $4.2 million, respectively, included provisions for declines in the market value of investments held in the Company’s available for sale portfolio which were considered to be other-than-temporary of $7.2 million and $5.3 million, respectively, based on reviews performed in each period. The declines in market value on such securities were primarily due to the current interest rate environment. For the 2007 and 2006 first quarters, the balance of $6.1 million and $1.1 million, respectively, in net realized gains on the Company’s fixed maturities resulted from the sale of securities. In the 2007 and 2006 first quarters, net realized gains or losses from the sale of fixed maturities resulted from the Company’s decisions to reduce credit exposure, changes in duration targets and sales related to rebalancing the portfolio.

8.      Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share:

	(Unaudited)
	Three Months Ended
	March 31,
(U.S. dollars in thousands, except share data)	2007	2006

Basic earnings per common share:
Net income	$205,012	$132,290
Preferred dividends	(6,461)	(2,667)
Net income available to common shareholders	$198,551	$129,623
Divided by:
Weighted average common shares outstanding	73,931,996	72,899,249

Basic earnings per common share	$2.69	$1.78

Diluted earnings per common share:
Net income	$205,012	$132,290
Preferred dividends	(6,461)	(2,667)
Net income available to common shareholders	$198,551	$129,623
Divided by:
Weighted average common shares outstanding	73,931,996	72,899,249
Effect of dilutive securities:
Nonvested restricted shares	165,006	438,200
Stock options (1)	2,543,684	2,517,860
Weighted average common shares and common share equivalents outstanding — diluted	76,640,686	75,855,309

Diluted earnings per common share	$2.59	$1.71

(1)             Certain stock options were not included in the computation of diluted earnings per share where the exercise price of the stock options exceeded the average market price and would have been anti-dilutive or where, when applying the treasury stock method to in-the-money options, the sum of the proceeds, including unrecognized compensation, exceeded the average market price and would have been anti-dilutive. For the 2007 and 2006 first quarters, the number of stock options excluded were 268,250 and 504,495, respectively.

9.      Income Taxes

ACGL is incorporated under the laws of Bermuda and, under current Bermuda law, is not obligated to pay any taxes in Bermuda based upon income or capital gains. ACGL has received a written undertaking from the Minister of Finance in Bermuda under the Exempted Undertakings Tax Protection Act 1966 that, in the event that any legislation is enacted in Bermuda imposing any tax computed on profits, income, gain or appreciation on any capital asset, or any tax in the nature of estate duty or inheritance tax, such tax will not be applicable to ACGL or any of its operations until March 28, 2016. This undertaking does not, however, prevent the imposition of taxes on any person ordinarily resident in Bermuda or any company in respect of its ownership of real property or leasehold interests in Bermuda.

ACGL will be subject to U.S. federal income tax only to the extent that it derives U.S. source income that is subject to U.S. withholding tax or income that is effectively connected with the conduct of a trade or business within the U.S. and is not exempt from U.S. tax under an applicable income tax treaty with the U.S. ACGL will be subject to a withholding tax on dividends from U.S. investments and interest from certain U.S. payors. ACGL does not consider itself to be engaged in a trade or business within the U.S. and, consequently, does not expect to be subject to direct U.S. income taxation. However, because there is uncertainty as to the activities which constitute being engaged in a trade or business within the U.S., there can be no assurances that the U.S. Internal Revenue Service will not contend successfully that ACGL or its non-U.S. subsidiaries are engaged in a trade or business in the U.S. If ACGL or any of its non-U.S. subsidiaries were subject to U.S. income tax, ACGL’s shareholders’ equity and earnings could be materially adversely affected.

ACGL has subsidiaries and branches that operate in various jurisdictions around the world that are subject to tax in the jurisdictions in which they operate. The significant jurisdictions in which ACGL’s subsidiaries and branches are subject to tax are the U.S., U.K., Canada and Switzerland.

The Company’s income tax provision resulted in an effective tax rate on income before income taxes of 4.0% for the 2007 first quarter, compared to 7.9% for the 2006 first quarter. The Company’s effective tax rate, which is based upon the expected annual effective tax rate, may fluctuate from period to period based on the relative mix of income reported by jurisdiction due primarily to the varying tax rates in each jurisdiction.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a “more likely than not” threshold for the financial statement recognition of a tax position taken or expected to be taken in a tax return, assuming the relevant tax authority has full knowledge of all relevant information. The amount recognized represents the largest amount of tax benefit that is greater than 50% likely of being ultimately realized. A liability is recognized for any benefit claimed, or expected to be claimed, in a tax return in excess of the benefit recorded in the financial statements, along with any interest and penalty (if applicable) on the excess.

The Company adopted the provisions of FIN 48 on January 1, 2007.  As prescribed, the cumulative effect of applying FIN 48 is reported as an adjustment to the opening balance of retained earnings. As a result of the adoption on January 1, 2007, the Company’s retained earnings remained unchanged. As of January 1, 2007 and March 31, 2007, the Company’s total unrecognized tax benefits were zero.

The Company recognizes interest and penalties relating to unrecognized tax benefits in the provision for income taxes. As there were no unrecognized tax benefits included in its balance sheet, the Company did not record any interest or penalties in the 2007 first quarter.

The Company or its subsidiaries or branches files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2003. During 2006, the U.S. Internal Revenue Service commenced an examination of the Company’s U.S. income tax returns for the 2004 tax year that is anticipated to be completed within the next twelve months. The Company is not aware of any tax positions for which it is reasonable possible that the total amount of unrecognized tax benefits will significantly change in the next twelve months.

In addition to unrecognized tax benefits, the Company has provided a valuation allowance to reduce certain deferred tax assets to an amount which management expect to more likely than not be realized. At March 31, 2007 and December 31, 2006, the Company had a valuation allowance of $0.5 million and $1.4 million, respectively. The reduction in the valuation allowance in the 2007 first quarter resulted from the ability of one of the Company’s U.S. subsidiaries to utilize a net operating loss.

10.    Transactions with Related Parties

In connection with the Company’s information technology initiative in 2002, the Company entered into arrangements with two software companies, which provide document management systems and information and research tools to insurance underwriters, in which John Pasquesi, Vice Chairman of ACGL’s board of directors, holds a minority ownership interest. One of the agreements was terminated in July 2005, and the other arrangement is variable based on usage. The Company made payments under such arrangement of approximately $0.1 million in the 2007 and 2006 first quarters.

The Company made an investment of $50.0 million in Aeolus LP (“Aeolus”) in 2006. Aeolus operates as an unrated reinsurance platform that provides property catastrophe protection to insurers and reinsurers on both an ultimate net loss and industry loss warranty basis. In return for its investment, included in “Other investments” on the Company’s balance sheet, the Company received an approximately 4.9% preferred interest in Aeolus and a pro rata share of certain founders’ interests. The Company made its investment in Aeolus on the same economic terms as a fund affiliated with Warburg Pincus, which has invested $350 million in Aeolus. Funds affiliated with Warburg Pincus owned 25.4% of the Company’s outstanding voting shares as of December 31, 2006. In addition, one of the founders of Aeolus is Peter Appel, former President and CEO and a former director of the Company.

On January 1, 2007, Arch Re Bermuda entered into four reinsurance treaties with PARIS RE Holdings Limited (“PARIS RE”), a reinsurance group in which the Hellman & Friedman funds acquired a 19% ownership interest in December 2006. Arch Re Bermuda recorded $12.9 million of business in the 2007 first quarter and expects to record approximately $33.1 million of ultimate assumed premiums written under such treaties. Prior to the acquisition by the Hellman & Friedman funds of its ownership interest in PARIS RE, Arch Re Bermuda recorded during 2006 (i) assumed premiums written of $21.9 million and (ii) ceded premiums written of $1.1 million under transactions with the predecessor of PARIS RE’s reinsurance business.

11.    Contingencies Relating to the Sale of Prior Reinsurance Operations

On May 5, 2000, the Company sold the prior reinsurance operations of Arch Re U.S. pursuant to an agreement entered into as of January 10, 2000 with Folksamerica Reinsurance Company and Folksamerica Holding Company (collectively, “Folksamerica”). Folksamerica Reinsurance Company assumed Arch Re U.S.’s liabilities under the reinsurance agreements transferred in the asset sale and Arch Re U.S. transferred to Folksamerica Reinsurance Company assets estimated in an aggregate amount equal in book value to the book value of the liabilities assumed. The Folksamerica transaction was structured as a transfer and assumption agreement (and not reinsurance) and, accordingly, the loss reserves (and any related reinsurance recoverables) relating to the transferred business are not included as assets or liabilities on the Company’s balance sheet. Folksamerica assumed Arch Re U.S.’s rights and obligations under the reinsurance agreements transferred in the asset sale. The reinsureds under such agreements were notified that Folksamerica had assumed Arch Re U.S.’s obligations and that, unless the reinsureds object to the assumption, Arch Re U.S. will be released from its obligations to those reinsured. None of such reinsureds objected to the assumption. However, Arch Re U.S. will continue to be liable under those reinsurance agreements if the notice is found not to be an effective release by the reinsureds. Folksamerica has agreed to indemnify the Company for any losses arising out of the reinsurance agreements transferred to Folksamerica Reinsurance Company in the asset sale. However, in the event that Folksamerica refuses or is unable to perform its obligations to the Company, Arch Re U.S. may incur losses relating to the reinsurance agreements transferred in the asset sale. Folksamerica’s A.M. Best rating was “A-” (Excellent) at March 31, 2007.

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

On December 29, 2005, Arch Re Bermuda entered into a quota share reinsurance treaty with Flatiron Re Ltd., a newly-formed Bermuda reinsurance company, pursuant to which Flatiron Re Ltd. is assuming a 45% quota share (the “Treaty”) of certain lines of property and marine business underwritten by Arch Re Bermuda for unaffiliated third parties for the 2006 and 2007 underwriting years (January 1, 2006 to December 31, 2007). As a result of the terms of the Treaty, the Company has determined that Flatiron Re Ltd. is a variable interest entity. However, Arch Re Bermuda is not the primary beneficiary of Flatiron Re Ltd. and, as such, the Company is not required to consolidate the assets, liabilities and results of operations of Flatiron Re Ltd. per FIN 46R. See Note 5, “Reinsurance” for information on the Treaty with Flatiron Re Ltd.

13.    Legal Proceedings

The Company, in common with the insurance industry in general, is subject to litigation and arbitration in the normal course of its business. As of March 31, 2007, the Company was not a party to any material litigation or arbitration other than as a part of the ordinary course of business in relation to claims and reinsurance recoverable matters, none of which is expected by management to have a significant adverse effect on the Company’s results of operations and financial condition and liquidity.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis contains forward-looking statements which involve inherent risks and uncertainties. All statements other than statements of historical fact are forward-looking statements. These statements are based on our current assessment of risks and uncertainties. Actual results may differ materially from those expressed or implied in these statements. Important factors that could cause actual events or results to differ materially from those indicated in such statements are discussed in this report, including the section entitled “Cautionary Note Regarding Forward Looking Statements,” and in our periodic reports filed with the Securities and Exchange Commission (“SEC”). For additional information regarding our business and operations, please also refer to our Annual Report on Form 10-K for the year ended December 31, 2006, including our audited consolidated financial statements and related notes and the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

GENERAL

Overview

Arch Capital Group Ltd. (“ACGL” and, together with its subsidiaries, “we” or “us”) is a Bermuda public limited liability company with over $4.0 billion in capital at March 31, 2007 and, through operations in Bermuda, the United States, Europe and Canada, writes insurance and reinsurance on a worldwide basis. While we are positioned to provide a full range of property and casualty insurance and reinsurance lines, we focus on writing specialty lines of insurance and reinsurance. It is our belief that our underwriting platform, our experienced management team and our strong capital base that is unencumbered by significant pre-2002 risks have enabled us to establish a strong presence in the insurance and reinsurance markets.

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

Current Outlook

The weather-related catastrophic events that occurred in the second half of 2005 caused significant industry losses and led to a strengthening of rating agency capital requirements for catastrophe-exposed business. The 2005 events also resulted in substantial improvements in market conditions in property and certain marine lines of business. We increased our writings in property and certain marine lines of business in 2006 in order to take advantage of the improved market conditions and these lines represented a larger proportion of our overall book of business in 2006 and 2007 than in prior periods. We expect that our writings in these lines of business will represent a larger proportion of our overall book of business in future periods, which may increase the volatility in our results of operations. Although we saw price erosion in many of our lines in 2006, current pricing remains attractive in many areas, even in lines for which rates have fallen. The most attractive area from a pricing point of view remains catastrophe-related property business. We are still able to write insurance and reinsurance business at what we believe to be attractive rates.

In December 2005, we entered into a quota-share reinsurance treaty with Flatiron Re Ltd., a dedicated reinsurance vehicle, which has allowed us to increase our participation in property and marine lines without significantly increasing our probable maximum loss. The treaty with Flatiron Re Ltd. provides for commission income (in excess of the reimbursement of direct acquisition expenses) which includes a profit commission based on the reported underwriting results on a cumulative basis. We record the profit commission portion of income from Flatiron Re Ltd. based on underwriting experience recorded each quarter. The profit commission arrangement with Flatiron Re Ltd. may increase the volatility of our reported results of operations on both a quarterly and annual basis.

In January 2007, we entered into a new line of business when we agreed to write excess workers’ compensation and employers’ liability insurance produced by a managing general agent, Wexford Underwriting Managers, Inc. (“Wexford”). Wexford, which produced $74 million of business in 2006 for its predecessor carrier and $9.8 million of gross premiums written for us in the 2007 first quarter, primarily serves not-for-profit clients. We also entered into an asset purchase agreement to acquire the operations of Wexford, including the renewal rights of the subject business, as of January 1, 2008.

In April 2007, we launched a new property facultative reinsurance operation headed by a very experienced and well respected industry veteran. This unit will be based in Farmington, Connecticut with branch offices across the United States and in Toronto, Canada. We view this business as a long-term opportunity that expands our specialty underwriting platform and will further diversify our book of business.

On May 2, 2007, Standard & Poor’s Rating Services (“S&P”) announced that it has upgraded the financial strength ratings of our principal operating subsidiaries from “A-” (Strong) to “A” (Strong). S&P also upgraded the counterparty credit and senior debt ratings on ACGL to “BBB+” from “BBB”. The outlook on all of the ratings is stable.

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND RECENT ACCOUNTING PRONOUNCEMENTS

Critical accounting policies, estimates and recent accounting pronouncements are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2006, updated where applicable in the notes accompanying our consolidated financial statements.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2007 and 2006

The following table sets forth net income available to common shareholders and earnings per common share data:

	Three Months Ended
	March 31,
(U.S. dollars in thousands, except share data)	2007	2006

Net income available to common shareholders	$198,551	$129,623
Diluted net income per common share	$2.59	$1.71
Diluted weighted average common shares and common share equivalents outstanding	76,640,686	75,855,309

Net income available to common shareholders was $198.6 million for the 2007 first quarter, compared to $129.6 million for the 2006 first quarter. The increase in net income was primarily due to growth in investment income and an increase in underwriting income from our insurance and reinsurance operations, as discussed in “—Segment Information” below. Our net income available to common shareholders for the 2007 first quarter represented a 23.6% annualized return on average common equity, compared to 20.6% for the 2006 first quarter. For purposes of computing return on average common equity, average common equity has been calculated as the average of common shareholders’ equity outstanding at the beginning and ending of each period.

Diluted weighted average common shares and common share equivalents outstanding, used in the calculation of after-tax operating income and net income per common share, were 76.6 million in the 2007 first quarter, compared to 75.9 million in the 2006 first quarter. The higher level of weighted average shares outstanding in the 2007 first quarter was primarily due to increases in the dilutive effects of stock options and nonvested restricted stock calculated using the treasury stock method and the exercise of stock options. Under the treasury stock method, the dilutive impact of options and nonvested stock on diluted weighted average shares outstanding increases as the market price of the Company’s common shares increases. Share repurchases during the 2007 first quarter had a minimal impact on the weighted average shares outstanding in the period due to the timing of such transactions.

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

Insurance Segment

The following table sets forth our insurance segment’s underwriting results:

	Three Months Ended March 31,
(U.S. dollars in thousands)	2007	2006

Gross premiums written	$661,210	$615,484
Net premiums written	428,344	397,254

Net premiums earned	$413,847	$380,254
Fee income	1,425	1,404
Losses and loss adjustment expenses	(259,322)	(248,002)
Acquisition expenses, net	(46,695)	(37,885)
Other operating expenses	(68,894)	(62,076)
Underwriting income	$40,361	$33,695

Underwriting Ratios
Loss ratio	62.7%	65.2%
Acquisition expense ratio (1)	11.1%	9.7%
Other operating expense ratio	16.6%	16.3%
Combined ratio	90.4%	91.2%

(1)          The acquisition expense ratio is adjusted to include certain fee income.

Underwriting Income.  The insurance segment’s underwriting income was $40.4 million for the 2007 first quarter, compared to $33.7 million for the 2006 first quarter. The combined ratio for the insurance segment was

90.4% for the 2007 first quarter, compared to 91.2% for the 2006 first quarter. The components of the insurance segment’s underwriting income are discussed below.

Premiums Written.  Gross premiums written by the insurance segment in the 2007 first quarter were 7.4% higher than in the 2006 first quarter, while net premiums written increased 7.8%. Roughly half of the growth in net premiums written was generated by the insurance segment’s European operations primarily as a result of increases in the professional liability and executive assurance lines. The balance of the growth was generated by the insurance segment’s U.S. operations through increases in property as well as from $9.4 million of excess workers’ compensation and employers’ liability business produced by Wexford, a managing general agent. As previously announced, the insurance segment’s U.S. operations entered into an agreement effective January 1, 2007 to write business produced by Wexford and also entered into an asset purchase agreement to acquire the operations of Wexford, including the renewal rights of the subject business, as of January 1, 2008. For information regarding net premiums written produced by major line of business and geographic location, refer to note 4, “Segment Information,” of the notes accompanying our consolidated financial statements.

Net Premiums Earned.  Net premiums earned by the insurance segment in the 2007 first quarter were 8.8% higher than in the 2006 first quarter, and reflect changes in net premiums written over the previous five quarters, including the mix and type of business written.

Losses and Loss Adjustment Expenses.  The insurance segment’s loss ratio of 62.7% in the 2007 first quarter reflected a 0.2 point reduction in the loss ratio related to estimated net favorable development in prior year loss reserves, compared to a loss ratio of 65.2% in the 2006 first quarter which included 2.1 points related to estimated net adverse development.

In addition to the use of individual per risk and inuring reinsurance contracts to limit exposure, the insurance segment had in force during 2005 a catastrophe reinsurance program which provides coverage for certain property catastrophe-related losses occurring during the contract period equal to a maximum of 95% of the first $200 million in excess of a $50 million retention per occurrence of such losses. Estimated losses related to Hurricane Katrina and Hurricane Wilma have exceeded the per occurrence retention. Based on current estimates, and net of payments received to date, the insurance segment has recorded recoverables of approximately $114.9 million through such coverage for Hurricane Katrina and $5.1 million for Hurricane Wilma with approximately $55.4 million of remaining available coverage for Hurricane Katrina and $185.0 million of remaining available coverage for Hurricane Wilma should the actual amount of losses ultimately attributable to such events exceed current estimates. Amounts shown for Hurricane Katrina are net of reinstatement premiums.

The insurance segment’s estimates related to hurricanes and other catastrophic events are based on currently available information derived from modeling techniques, industry assessments of exposure, claims information obtained from its clients and brokers to date and a review of its in-force contracts. Actual losses from these events, as well as any additional catastrophic events which may occur, may vary materially from the insurance segment’s estimates due to the inherent uncertainties in making such determinations resulting from several factors, including the preliminary nature of the available information, the potential inaccuracies and inadequacies in the data provided by clients and brokers, the modeling techniques and the application of such techniques, the contingent nature of business interruption exposures, the effects of any resultant demand surge on claims activity and attendant coverage issues. In addition, actual losses may increase if reinsurers dispute or fail to meet their obligations to the insurance segment or the reinsurance protections purchased by the insurance segment are otherwise unavailable.

The insurance segment had in effect during 2006 a reinsurance program which provided coverage equal to a maximum of 92% of the first $325 million in excess of a $75 million retention per occurrence for certain property catastrophe-related losses occurring during 2006. In the 2007 first quarter, the insurance segment renewed its reinsurance program which provides coverage for certain property-catastrophe related losses occurring during 2007 equal to a maximum of 88% of the first $325 million in excess of a $75 million retention per occurrence. The cost of the coverage in 2007 was higher than in 2006.

Underwriting Expenses.  The underwriting expense ratio for the insurance segment was 27.7% in the 2007 first quarter, compared to 26.0% in the 2006 first quarter. The acquisition expense ratio was 11.1% for the 2007 first quarter, compared to 9.7% for the 2006 first quarter. The acquisition expense ratio is influenced by, among other things, (1) the amount of ceding commissions received from unaffiliated reinsurers and (2) the amount of business written on a surplus lines (non-admitted) basis. The increase in the 2007 first quarter acquisition expense ratio primarily resulted from the reversal of contingent commission income on ceded surety business that resulted from loss development which added 0.9 points. In addition, part of the increase was due to changes in the mix of business. The insurance segment’s other operating expense ratio was 16.6% for the 2007 first quarter, compared to 16.3% for the 2006 first quarter.

Reinsurance Segment

The following table sets forth our reinsurance segment’s underwriting results:

	Three Months Ended March 31,
(U.S. dollars in thousands)	2007	2006

Gross premiums written	$558,654	$564,668
Net premiums written	443,401	476,465

Net premiums earned	$331,646	$381,347
Fee income	544	401
Losses and loss adjustment expenses	(160,739)	(220,176)
Acquisition expenses, net	(73,433)	(91,787)
Other operating expenses	(13,781)	(13,252)
Underwriting income	$84,237	$56,533

Underwriting Ratios
Loss ratio	48.5%	57.7%
Acquisition expense ratio	22.1%	24.1%
Other operating expense ratio	4.2%	3.5%
Combined ratio	74.8%	85.3%

Underwriting Income.  The reinsurance segment’s underwriting income was $84.2 million for the 2007 first quarter, compared to $56.5 million for the 2006 first quarter. The combined ratio for the reinsurance segment was 74.8% for the 2007 first quarter, compared to 85.3% for the 2006 first quarter. The components of the reinsurance segment’s underwriting income are discussed below.

Premiums Written.  Gross premiums written by the reinsurance segment in the 2007 first quarter were 1.1% lower than in the 2006 first quarter. Growth in property and marine lines was offset by a reduction in casualty and other specialty business. The growth in property and marine lines was in response to current market opportunities as prices for catastrophe-exposed property and marine lines remained strong. The decrease in casualty and other specialty business was in response to market conditions.

Ceded premiums written by the reinsurance segment were 20.6% of gross premiums written for the 2007 first quarter, compared to 15.6% for the 2006 first quarter. Arch Reinsurance Ltd. (“Arch Re Bermuda”) ceded $108.9 million, or 19.5% of gross premiums written, of certain lines of property and marine premiums written to Flatiron Re Ltd. in the 2007 first quarter, compared to $82.4 million, or 14.6%, in the 2006 first quarter. The increase in business ceded to Flatiron Re Ltd. was due to the fact that certain premiums written in the 2006 first quarter were from 2005 and prior underwriting years and were not subject to the quota share treaty with Flatiron

Re Ltd., which covers business written from January 1, 2006. On an earned basis, Arch Re Bermuda ceded $66.0 million to Flatiron Re Ltd. in the 2007 first quarter, compared to $18.3 million in the 2006 first quarter.

Net premiums written by the reinsurance segment in the 2007 first quarter were 6.9% lower than in the 2006 first quarter. For information regarding net premiums written produced by major line of business and geographic location, refer to note 4, “Segment Information,” of the notes accompanying our consolidated financial statements.

Net Premiums Earned.  Net premiums earned by the reinsurance segment in the 2007 first quarter were 13.0% lower than in the 2006 first quarter. The larger decrease in net premiums earned in the 2007 first quarter, compared to the decrease in net premiums written, primarily resulted from the transactions with Flatiron Re Ltd. noted above and also reflects changes in net premiums written over the previous five quarters, including the mix and type of business written.

Losses and Loss Adjustment Expenses.  The reinsurance segment’s loss ratio of 48.5% in the 2007 first quarter reflected a 14.1 point reduction in the loss ratio related to estimated net favorable development in prior year loss reserves, compared to a loss ratio of 57.7% in the 2006 first quarter which included 0.6 points related to estimated net adverse development before related adjustments. The 2007 first quarter loss ratio reflected approximately 4.8 points of catastrophic activity, consisting of $11.4 million of losses incurred related to European Storm Kyrill, net of reinstatement premiums, and $4.3 million related to U.S. storm activity, while the 2006 first quarter loss ratio reflected approximately 4.3 points of catastrophic activity, consisting of $8.2 million of loss incurred related to U.S. storm activity and $8.1 million related to Cyclone Larry. The 2007 first quarter loss ratio also reflected the impact of higher expected loss ratios selected for certain lines of business, based on pricing changes and loss inflation.

The reinsurance segment previously purchased a catastrophe reinsurance program which provides up to $55 million of coverage in excess of certain deductibles for any one occurrence and $110 million in the aggregate annually, for certain catastrophe-related losses worldwide occurring during the period from May 2005 through April 2006. Based on current estimates, and net of payments received to date, the reinsurance segment has recorded recoverables of approximately $46.4 million, net of reinstatement premiums, related to the 2005 catastrophic events. The recovery represents full usage of the available coverage under the reinsurance program, and the coverage was not renewed upon expiration. The reinsurance segment’s estimates related to hurricanes and other catastrophic events are based on currently available information derived from modeling techniques, industry assessments of exposure, claims information obtained from its clients and brokers to date and a review of its in-force contracts. Actual losses from these events, as well as any additional catastrophic events which may occur, may vary materially from the reinsurance segment’s estimates due to the inherent uncertainties in making such determinations resulting from several factors, including the preliminary nature of the available information, the potential inaccuracies and inadequacies in the data provided by clients and brokers, the modeling techniques and the application of such techniques, the contingent nature of business interruption exposures, the effects of any resultant demand surge on claims activity and attendant coverage issues. In addition, actual losses may increase if reinsurers dispute or fail to meet their obligations to the reinsurance segment or the reinsurance protections purchased by the reinsurance segment are otherwise unavailable.

Underwriting Expenses.  The underwriting expense ratio for the reinsurance segment was 26.3% in the 2007 first quarter, compared to 27.6% in the 2006 first quarter. The acquisition expense ratio for the 2007 first quarter was 22.1%, compared to 24.1% for the 2006 first quarter. The acquisition expense ratio included commission income (in excess of the reimbursement of direct acquisition expenses) on the quota-share reinsurance treaty with Flatiron Re Ltd. which reduced the 2007 first quarter acquisition expense ratio by 2.8 points, compared to 0.8 points in the 2006 first quarter. In addition, the acquisition expense ratio for the 2007 first quarter included 0.2 points related to prior year loss development, compared to a decrease of 1.0 point in the 2006 first quarter. The reinsurance segment’s other operating expense ratio was 4.2% for the 2007 first quarter, compared to 3.5% for the 2006 first quarter. The higher ratio in the 2007 first quarter primarily resulted from a lower level of net premiums earned than in the 2006 first quarter.

Net Investment Income

Net investment income for the 2007 first quarter was $112.7 million, compared to $80.3 million for the 2006 first quarter. The increase in net investment income in the 2007 first quarter primarily resulted from a higher level of average invested assets in the 2007 first quarter and an increase in the pre-tax investment income yield to 4.91% for the 2007 first quarter, compared to 4.29% for the 2006 first quarter. These yields were calculated based on amortized cost. Yields on future investment income may vary based on financial market conditions, investment allocation decisions and other factors.

Net Realized Gains or Losses

Following is a summary of net realized gains (losses):

	Three Months Ended March 31,
(U.S. dollars in thousands)	2007	2006

Fixed maturities	$(1,145)	$(4,153)
Other investments	1,139	2,728
Other	(976)	(1,958)
Total	$(981)	$(3,383)

Currently, our portfolio is actively managed to maximize total return within certain guidelines. In assessing returns under this approach, we include net investment income, net realized gains and losses and the change in unrealized gains and losses generated by our investment portfolio. The effect of financial market movements on the investment portfolio will directly impact net realized gains and losses as the portfolio is adjusted and rebalanced. Total return on our portfolio under management, as reported to us by our investment advisors, for the 2007 first quarter was 1.47%, compared to 0.04% for the 2006 first quarter.

For the 2007 and 2006 first quarters, net realized losses on our fixed maturities of $1.1 million and $4.2 million, respectively, included provisions for declines in the market value of investments held in our available for sale portfolio which were considered to be other-than-temporary of $7.2 million and $5.3 million, respectively, based on reviews performed in each period. The declines in market value on such securities were primarily due to the current interest rate environment. For the 2007 and 2006 first quarters, the balance of $6.1 million and $1.1 million, respectively, in net realized gains on the Company’s fixed maturities resulted from the sale of securities. In the 2007 and 2006 first quarters, net realized gains or losses from the sale of fixed maturities resulted from our decisions to reduce credit exposure, changes in duration targets and sales related to rebalancing the portfolio.

Other Expenses

Other expenses, which are included in our other operating expenses and part of our corporate and other segment (non-underwriting), were $8.1 million for the 2007 first quarter, compared to $7.6 million for the 2006 first quarter. Such amounts primarily represent certain holding company costs necessary to support our worldwide insurance and reinsurance operations, share based compensation expense and costs associated with operating as a publicly traded company.

Net Foreign Exchange Gains or Losses

Net foreign exchange losses for the 2007 first quarter of $9.7 million consisted of net unrealized losses of $17.2 million and net realized gains of $7.5 million, compared to net foreign exchange losses for the 2006 first quarter of $10.3 million, which consisted of net unrealized losses of $7.9 million and net realized losses of $2.4 million. Net unrealized foreign exchange gains or losses result from the effects of revaluing our net insurance liabilities required to be settled in foreign currencies at each balance sheet date. We hold investments in foreign currencies which are intended to mitigate our exposure to foreign currency fluctuations in our net insurance liabilities. However, changes in the value of such investments due to foreign currency rate movements are reflected as a direct increase or decrease to shareholders’ equity, as part of the “Change in unrealized appreciation (decline) in value of investments, net of deferred income tax” in accumulated other comprehensive income, and not in the statement of income.

Income Taxes

The effective tax rate on income before income taxes was 4.0% for the 2007 first quarter, compared to 7.9% for the 2006 first quarter. The reduction in the effective tax rate in the 2007 first quarter, compared to the 2006 first quarter, primarily resulted from a change in the relative mix of income reported by jurisdiction. Our effective tax rates may fluctuate from period to period based on the relative mix of income reported by jurisdiction primarily due to the varying tax rates in each jurisdiction. Our quarterly tax provision is adjusted to reflect changes in our expected annual effective tax rates, if any.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

Investable Assets

On a consolidated basis, our aggregate investable assets totaled $9.48 billion at March 31, 2007, compared to $9.09 billion at December 31, 2006, as detailed in the table below. The increase in investable assets in the 2007 first quarter resulted primarily from cash flows from operations during the period.

(U.S. dollars in thousands)	March 31, 2007	December 31, 2006

Fixed maturities available for sale, at fair value	$6,963,359	$6,876,548
Fixed maturities pledged under securities lending agreements, at fair value (1)	1,120,530	860,803
Total fixed maturities	8,083,889	7,737,351
Short-term investments available for sale, at fair value	796,682	957,698
Short-term investments pledged under securities lending agreements, at fair value (1)	427	—
Cash	225,249	317,017
Other investments	422,387	307,082
Total cash and investments (1)	9,528,634	9,319,148
Securities transactions entered into but not settled at the balance sheet date	(52,257)	(227,941)
Total investable assets	$9,476,377	$9,091,207

(1)             In our securities lending transactions, we receive collateral in excess of the fair value of the fixed maturities and short-term investments pledged under securities lending agreements. For purposes of this table, we have excluded $1.16 billion and $891.4 million, respectively, of collacteral received which is reflected as “short-term investment of funds received under securities lending agreements, at fair value” and included $1.12 billion and $860.8 million, respectively, of “fixed maturities and short-term investments pledged under securities lending agreements, at fair value” at March 31, 2007 and December 31, 2006.

At March 31, 2007, our fixed income portfolio, which includes fixed maturity securities and short-term investments, had a “AAA” average Standard & Poor’s quality rating, an average effective duration of 3.3 years, and an average yield to maturity (imbedded book yield), before investment expenses, of 4.98%. At December 31, 2006, our fixed income portfolio had a “AAA” average Standard & Poor’s quality rating, an average effective duration of 3.2 years, and an average yield to maturity (imbedded book yield), before investment expenses, of 4.97%. At March 31, 2007, approximately $4.0 billion, or 42%, of our total cash and investments was internally managed, compared to $3.9 billion, or 42%, at December 31, 2006.

Our investment strategy allows for the use of derivative instruments. We utilize various derivative instruments such as futures contracts as part of the management of our stock index fund investments and to replicate equity investment positions. Derivative instruments may be used to enhance investment performance, to replicate investment positions or to manage market exposures and duration risk that would be allowed under our investment guidelines if implemented in other ways. See Note 7, “Investment Information—Investment-Related Derivatives,” of the notes accompanying our consolidated financial Statements for additional disclosures concerning derivatives.

Other investments totaled $422.4 million at March 31, 2007, compared to $307.1 million at December 31, 2006. Our investment commitments related to other investments totaled approximately $85.7 million at March 31, 2007. See Note 7, “Investment Information—Other Investments” of the notes accompanying our consolidated financial statements for further details.

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

Reinsurance Recoverables

We monitor the financial condition of our reinsurers and attempt to place coverages only with substantial, financially sound carriers. At March 31, 2007, approximately 91.3% of reinsurance recoverables on paid and unpaid losses (not including prepaid reinsurance premiums) of $1.66 billion were due from carriers which had an A.M. Best rating of “A-” or better and the largest reinsurance recoverable from any one carrier was less than 5.0% of our total shareholders’ equity. At December 31, 2006, approximately 92.3% of the Company’s reinsurance recoverables on paid and unpaid losses (not including prepaid reinsurance premiums) of $1.67 billion were due from carriers which had an A.M. Best rating of “A-” or better, and the largest reinsurance recoverable from any one carrier was less than 5.1%, respectively, of our total shareholders’ equity.

Reinsurance recoverables from Flatiron Re Ltd., which is not rated by A.M. Best, were $77.6 million at March 31, 2007, compared to $52.2 million at December 31, 2006. Flatiron Re Ltd. is required to contribute funds into a trust for the benefit of Arch Re Bermuda. The recoverable from Flatiron Re Ltd. was fully collateralized through such trust at March 31, 2007 and December 31, 2006.  See Note 5, “Reinsurance,” of the notes accompanying our consolidated financial Statements for further details on the quota share reinsurance treaty with Flatiron Re Ltd.

Reserves for Losses and Loss Adjustment Expenses

We establish reserves for losses and loss adjustment expenses (“Loss Reserves”) which represent estimates involving actuarial and statistical projections, at a given point in time, of our expectations of the ultimate settlement and administration costs of losses incurred. Estimating Loss Reserves is inherently difficult, which is exacerbated by the fact that we are a relatively new company with relatively limited historical experience upon which to base such estimates. We utilize actuarial models as well as available historical insurance industry loss ratio experience and loss development patterns to assist in the establishment of Loss Reserves. Actual losses and loss adjustment expenses paid will deviate, perhaps substantially, from the reserve estimates reflected in our financial statements. At March 31, 2007 and December 31, 2006, our Loss Reserves, net of unpaid losses and loss adjustment expenses recoverable, by type and by operating segment were as follows:

	March 31,	December 31,
(U.S. dollars in thousands)	2007	2006

Insurance:
Case reserves	$631,848	$619,981
IBNR reserves	1,900,767	1,795,510
Total net reserves	$2,532,615	$2,415,491

Reinsurance:
Case reserves	$578,651	$605,113
Additional case reserves	85,835	74,181
IBNR reserves	1,861,543	1,816,099
Total net reserves	$2,526,029	$2,495,393

Total:
Case reserves	$1,210,499	$1,225,094
Additional case reserves	85,835	74,181
IBNR reserves	3,762,310	3,611,609
Total net reserves	$5,058,644	$4,910,884

At March 31, 2007 and December 31, 2006, the insurance segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	March 31,	December 31,
(U.S. dollars in thousands)	2007	2006

Casualty	$587,798	$564,959
Construction, surety and national accounts	407,628	385,149
Executive assurance	372,242	344,881
Professional liability	360,583	335,104
Programs	345,646	345,490
Property, marine and aviation.	310,207	304,004
Healthcare	136,739	125,913
Other	11,772	9,991
Total net reserves	$2,532,615	$2,415,491

At March 31, 2007 and December 31, 2006, the reinsurance segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	March 31,	December 31,
(U.S. dollars in thousands)	2007	2006

Casualty	$1,593,940	$1,545,363
Property excluding property catastrophe	305,329	306,990
Other specialty	244,700	239,132
Marine and aviation	175,896	176,144
Property catastrophe	133,960	147,031
Other	72,204	80,733
Total net reserves	$2,526,029	$2,495,393

Shareholders’ Equity

Our shareholders’ equity was $3.78 billion at March 31, 2007, compared to $3.59 billion at December 31, 2006. The increase in the 2007 first quarter of $192.7 million was primarily attributable to net income for the 2007 first quarter and an after-tax increase in the fair value of the Company’s investment portfolio, partially offset by share repurchase activity.

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

On a consolidated basis, our aggregate cash and invested assets totaled $9.53 billion at March 31, 2007, compared to $9.32 billion at December 31, 2006. ACGL’s readily available cash, short-term investments and marketable securities, excluding amounts held by our regulated insurance and reinsurance subsidiaries, totaled $24.5 million at March 31, 2007, compared to $14.2 million at December 31, 2006. During the 2007 first quarter, ACGL received dividends of $65.0 million from Arch Re Bermuda. A portion of the proceeds were used to purchase shares under the share repurchase program described below along with the payment of preferred dividends.

The ability of our regulated insurance and reinsurance subsidiaries to pay dividends or make distributions or other payments to us is dependent on their ability to meet applicable regulatory standards. Under Bermuda law, Arch Re Bermuda is required to maintain a minimum solvency margin (i.e., the amount by which the value of its general business assets must exceed its general business liabilities) equal to the greatest of (1) $100 million, (2) 50% of net premiums written (being gross premiums written by us less any premiums ceded by us, but we may not deduct more than 25% of gross premiums when computing net premiums written) and (3) 15% of loss and other insurance reserves. Arch Re Bermuda is prohibited from declaring or paying any dividends during any financial year if it is not in compliance with its minimum solvency margin or minimum liquidity ratio. In addition, Arch Re Bermuda is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files, at least seven days before payment of such dividends, with the Bermuda Monetary Authority an affidavit stating that it will continue to meet the required margins. In addition, Arch Re Bermuda is prohibited, without prior approval of the Bermuda Monetary Authority, from reducing by 15% or more its total statutory capital, as set out in its previous year’s statutory financial statements. At December 31, 2006, as determined under Bermuda law, Arch Re Bermuda had statutory capital of $1.98 billion and statutory capital and surplus of $3.32 billion. Such amounts include ownership interests in U.S. insurance and reinsurance subsidiaries. Accordingly, Arch Re Bermuda can pay approximately $830.9 million to ACGL during 2007 without providing an affidavit to the Bermuda Monetary Authority, as discussed above. Our U.S. insurance and reinsurance subsidiaries can pay approximately $117.5 million in dividends or distributions to Arch-U.S., our U.S. holding company, which is owned by Arch Re Bermuda, during 2007 without prior regulatory approval. Such dividends or distributions may be subject to applicable withholding or other taxes. Arch-Europe can pay approximately £4.5 million, or $8.8 million, in dividends to ACGL during 2007 without prior notice and approval by the Financial Services Authority, which regulates insurance and reinsurance companies operating in the U.K. In addition, the ability of our insurance and reinsurance subsidiaries to pay dividends is also constrained by our dependence on the financial strength ratings of our insurance and reinsurance subsidiaries from independent rating agencies. The ratings from these agencies depend to a large extent on the capitalization levels of our insurance and reinsurance subsidiaries. We believe that ACGL has sufficient cash resources and available dividend capacity to service its indebtedness and other current outstanding obligations.

Our insurance and reinsurance subsidiaries are required to maintain assets on deposit, which primarily consist of fixed maturities, with various regulatory authorities to support their operations. The assets on deposit are available to settle insurance and reinsurance liabilities to third parties. Our insurance and reinsurance subsidiaries also have investments in segregated portfolios primarily to provide collateral or guarantees for letters of credit to third parties. At March 31, 2007 and December 31, 2006, such amounts approximated $1.12 billion and $1.16 billion, respectively. In addition, certain of our operating subsidiaries maintain assets in trust accounts as collateral for insurance and reinsurance transactions with affiliated companies. At March 31, 2007 and December 31, 2006, such amounts approximated $3.53 billion and $3.61 billion, respectively.

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

Consolidated cash provided by operating activities was $403.1 million for the 2007 first quarter, compared to $423.2 million for the 2006 first quarter. The lower level of operating cash flows in the 2007 first quarter was primarily due to a higher level of paid losses as our insurance and reinsurance loss reserves have continued to mature. Cash flow from operating activities are provided by premiums collected, fee income, investment income and collected reinsurance recoverables, offset by losses and loss adjustment expense payments, reinsurance premiums paid, operating costs and current taxes paid.

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

On February 28, 2007, our board of directors authorized us to invest up to $1 billion in ACGL’s common shares through a share repurchase program. Repurchases under the program may be effected from time to time in open market or privately negotiated transactions through February 2009. During the 2007 first quarter, we repurchased approximately 683,000 common shares for an aggregate purchase price of $44.5 million. As a result of share repurchase transactions in the 2007 first quarter, book value per common share at March 31, 2007 was reduced by $0.17 per share. The timing and amount of the repurchase transactions under this program will depend on a variety of factors, including market conditions and corporate and regulatory considerations. In connection with the repurchase program, the Warburg Pincus funds and Hellman & Friedman funds waived their rights relating to share repurchases under the shareholders agreement for all repurchases of common shares by ACGL under the repurchase program in open market transactions and certain privately negotiated transactions.

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

In August 2006, we entered into a five-year agreement for a $300 million unsecured revolving loan and letter of credit facility and a $1.0 billion secured letter of credit facility. The $300 million unsecured loan and letter of credit facility is also available for the issuance of unsecured letters of credit up to $100 million for our U.S.-based reinsurance operation. Including the secured letter of credit portion of the Credit Agreement and another letter of credit facility (together, the “LOC Facilities”), we have access to letter of credit facilities for up to a total of $1.45 billion. At March 31, 2007 and December 31, 2006, we had approximately $618.6 million and $663.7 million, respectively, in outstanding letters of credit under the LOC Facilities, which were secured by investments totaling $646.6 million and $728.7 million, respectively.

During 2006, ACGL completed two public offerings of non-cumulative preferred shares. On February 1, 2006, $200.0 million principal amount of 8.0% series A non-cumulative preferred shares (“series A preferred shares”) were issued with net proceeds of $193.5 million and, on May 24, 2006, $125.0 million principal amount of 7.875% series B non-cumulative preferred shares (“series B preferred shares” and together with the series A preferred shares, the “preferred shares”) were issued with net proceeds of $120.9 million. The net proceeds of the offerings were used to support the underwriting activities of ACGL’s insurance and reinsurance subsidiaries. ACGL has the right to redeem all or a portion of each series of preferred shares at a redemption price of $25.00 per share on or after (1) February 1, 2011 for the series A preferred shares and (2) May 15, 2011 for the series B preferred shares. Dividends on the preferred shares are non-cumulative. Consequently, in the event dividends are not declared on the preferred shares for any dividend period, holders of preferred shares will not be entitled to receive a dividend for such period, and such undeclared dividend will not accrue and will not be payable. Holders of preferred shares will be entitled to receive dividend payments only when, as and if declared by ACGL’s board of directors or a duly authorized committee of ACGL’s board of directors. Any such dividends will be payable from the date of original issue on a non-cumulative basis, quarterly in arrears. To the extent declared, these dividends will accumulate, with respect to each dividend period, in an amount per share equal to 8.0% of the $25.00 liquidation preference per annum for the series A preferred shares and 7.875% of the $25.00 liquidation preference per annum for the series B preferred shares. In the 2007 first quarter, we paid $6.5 million to holders of the preferred shares and, at March 31, 2007, had declared an aggregate of $3.3 million of dividends to be paid to holders of the preferred shares.

At March 31, 2007, ACGL’s capital of $4.08 billion consisted of $300.0 million of senior notes, representing 7.3% of the total, $325.0 million of preferred shares, representing 8.0% of the total, and common shareholders’ equity of $3.46 billion, representing the balance. At December 31, 2006, ACGL’s capital of $3.89 billion consisted of $300.0 million of senior notes, representing 7.7% of the total, $325.0 million of preferred shares, representing 8.4% of the total, and common shareholders’ equity of $3.27 billion, representing the balance. The increase in capital during the 2007 first quarter of $192.7 million was primarily attributable to net income for the 2007 first quarter and an after-tax increase in the fair value of our investment portfolio, partially offset by the share repurchase activity noted above. The increase in the fair value of our investment portfolio was primarily due to a decrease in the level of interest rates in the 2007 first quarter.

Off-Balance Sheet Arrangements

Off-balance sheet arrangements are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2006.

Book Value Per Common Share and Share Repurchases

The following table presents the calculation of book value per common share and the impact of transactions under the share repurchase program on book value per common share:

	March 31,	December 31,
(U.S. dollars in thousands, except share data)	2007	2006

Calculation of book value per common share:
Total shareholders’ equity	$3,783,348	$3,590,619
Less preferred shareholders’ equity	(325,000)	(325,000)
Common shareholders’ equity	3,458,348	3,265,619
Common shares outstanding (1)	73,746,726	74,270,466
Book value per common share	$46.89	$43.97

Effect of share repurchases during period:
Aggregate purchase price of shares repurchased	$44,475
Shares repurchased	682,767
Average price per share repurchased	$65.14

Estimated dilutive impact on ending book value per common share (2)	$(0.17)

(1)        Excludes the effects of 5,486,649 and 5,669,994 stock options and 89,238 and 91,514 restricted stock units outstanding at March 31, 2007 and December 31, 2006, respectively.

(2)        As the average price per share repurchased during the period exceeded the book value per common share at March 31, 2007, the repurchase of shares during the period reduced book value per common share at that date.

Market Sensitive Instruments and Risk Management

In accordance with the SEC’s Financial Reporting Release No. 48, we performed a sensitivity analysis to determine the effects that market risk exposures could have on the future earnings, fair values or cash flows of our financial instruments as of March 31, 2007. (See section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Sensitive Instruments and Risk Management” included in our 2006 Annual Report on Form 10-K.) Market risk represents the risk of changes in the fair value of a financial instrument and is comprised of several components, including liquidity, basis and price risks. At March 31, 2007, material changes in market risk exposures that affect the quantitative and qualitative disclosures presented as of December 31, 2006 are as follows:

Investment Market Risk

Fixed Income Securities. We invest in interest rate sensitive securities, primarily debt securities. We consider the effect of interest rate movements on the market value of our fixed maturities, fixed maturities pledged under securities lending agreements, short-term investments and certain of our other investments which invest in fixed income securities and the corresponding change in unrealized appreciation. As interest rates rise, the market value of our interest rate sensitive securities falls, and the converse is also true. The following table summarizes the effect that an immediate, parallel shift in the interest rate yield curve would have had on the portfolio at March 31, 2007 and December 31, 2006. Based on historical observations, there is a low probability that all interest rate yield curves would shift in the same direction at the same time and, accordingly, the actual effect of interest rate movements may differ materially from the amounts set forth below. For further discussion on investment activity, please refer to “Investments.”

	Interest Rate Shift in Basis Points
(U.S. dollars in millions)	-100	-50	0	50	100

March 31, 2007:
Total market value	$9,451.3	$9,300.4	$9,150.5	$9,002.3	$8,856.1
Market value change from base	3.29%	1.64%	—	(1.62)%	(3.22)%
Change in unrealized value	$300.8	$149.9	—	$(148.2)	$(294.4)

December 31, 2006:
Total market value	$9,153.8	$9,007.0	$8,862.5	$8,720.5	$8,581.2
Market value change from base	3.29%	1.63%	—	(1.60)%	(3.17)%
Change in unrealized value	$291.3	$144.5	—	$(142.0)	$(281.3)

Another method that attempts to measure portfolio risk is Value-at-Risk (“VaR”). VaR attempts to take into account a broad cross-section of risks facing a portfolio by utilizing relevant securities volatility data skewed towards the most recent months and quarters. VaR measures the amount of a portfolio at risk for outcomes 1.65 standard deviations from the mean based on normal market conditions over a one year time horizon and is expressed as a percentage of the portfolio’s initial value. In other words, 95% of the time, should the risks taken into account in the VaR model perform per their historical tendencies, the portfolio’s loss in any one year period is expected to be less than or equal to the calculated VaR, stated as a percentage of the measured portfolio’s initial value. As of March 31, 2007, our portfolio’s VaR was estimated to be 2.89%, compared to an estimated 3.66% at December 31, 2006.

Equities and Privately Held Securities. Our investment portfolio includes an allocation to other investments which include investments in certain stock index funds, other preferred stocks and privately held securities. See Note 7, “Investment Information—Other Investments,” of the notes accompanying our consolidated financial Statements for additional disclosures concerning our other investments. At March 31, 2007 and December 31, 2006, the fair value of our investments in equities and privately held securities totaled $152.9 million and $139.6 million, respectively. These securities are exposed to price risk, which is the potential loss arising from decreases in the market value of equities. An immediate hypothetical 10% depreciation in the value of each equity position would reduce the fair value of such investments by approximately $15.3 million and $14.0 million at March 31, 2007 and December 31, 2006, respectively, and would have decreased book value per common share by approximately $0.21 and $0.19, respectively.

Investment-Related Derivatives. We began to invest in certain derivative instruments in 2006 to replicate investment positions and to manage market exposures and duration risk. At March 31, 2007 and December 31, 2006, the notional value of the net long position for equity futures was $89.5 million and $78.6 million, respectively, and the notional value of the net short position for Treasury note futures was $34.6 million and $35.2 million, respectively. A 10% depreciation of the underlying exposure to these derivative instruments at March 31, 2007 and December 31, 2006 would have resulted in a reduction in net income of approximately $12.4 million and $11.4 million, respectively, and would have decreased book value per common share by $0.17 and $0.15, respectively.

Foreign Currency Exchange Risk

Foreign currency rate risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates. A 10% depreciation of the U.S. Dollar against other currencies under our outstanding contracts at March 31, 2007 and December 31, 2006, net of unrealized appreciation on our securities denominated in currencies other than the U.S. Dollar, would have resulted in unrealized gains of approximately $13.3 million and $14.8 million, respectively, and would have increased book value per common share by approximately $0.18 and $0.20, respectively. A 10% appreciation of the U.S. Dollar against other currencies under our outstanding contracts at March 31, 2007 and December 31, 2006, net of unrealized depreciation on our securities denominated in currencies other than the U.S. Dollar, would have resulted in unrealized losses of approximately $13.3 million and $14.8 million, respectively, and would have decreased book value per common share by approximately $0.18 and $0.20, respectively. Based on historical observations, there is a low probability that all foreign currency exchange rates would shift against the U.S. Dollar in the same direction and at the same time and, accordingly, the actual effect of foreign currency rate movements may differ materially from the amounts set forth above. For further discussion on foreign exchange activity, please refer to “Results of Operations.”

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

•            accuracy of those estimates and judgments utilized in the preparation of our financial statements, including those related to revenue recognition, insurance and other reserves, reinsurance recoverables, investment valuations, intangible assets, bad debts, income taxes, contingencies and litigation, and any determination to use the deposit method of accounting, which for a relatively new insurance and reinsurance company, like our company, are even more difficult to make than those made in a mature company since limited historical information has been reported to us through March 31, 2007;

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

Other Financial Information

The interim financial information included in this Quarterly Report on Form 10-Q as of and for the three months ended March 31, 2007 has not been audited by PricewaterhouseCoopers LLP. In reviewing such information, PricewaterhouseCoopers LLP has applied limited procedures in accordance with professional standards for reviews of interim financial information. However, their separate report included in this Quarterly Report on Form 10-Q for the 2007 first quarter states that they did not audit and they do not express an opinion on that interim financial information. Accordingly, you should restrict your reliance on their reports on such information. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their reports on the interim financial information because such reports do not constitute “reports” or “parts” of the registration statements prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act of 1933.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

We, in common with the insurance industry in general, are subject to litigation and arbitration in the normal course of our business. As of March 31, 2007, we were not a party to any material litigation or arbitration other than as a part of the ordinary course of business in relation to claims and reinsurance recoverable matters, none of which is expected by management to have a significant adverse effect on our results of operations and financial condition and liquidity.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes ACGL’s purchases of its common shares for the 2007 first quarter:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan or Programs(2)
1/1/2007-1/31/2007	7,499	$66.52	—	—
2/1/2007-2/28/2007	20,131	$65.80	—	—
3/1/2007-3/31/2007	—	—	682,767	$955,525
Total	27,630	$66.00	682,767	$955,525

(1)          ACGL repurchases shares, from time to time, from employees in order to facilitate the payment of withholding taxes on restricted shares granted. We purchased these shares at their fair market value, as determined by reference to the closing price of our common shares on the day the restricted shares vested.

(2)          On February 28, 2007, ACGL’s Board of Directors authorized ACGL to invest up to $1 billion in ACGL’s common shares through a share repurchase program. Repurchases under the program may be effected from time to time in open market or privately negotiated transactions through February 2009. The timing and amount of the repurchase transactions under this program will depend on a variety of factors, including market conditions and corporate and regulatory considerations. In connection with the repurchase program, the Warburg Pincus funds and Hellman & Friedman funds waived their rights relating to share repurchases under the shareholders agreement for all repurchases of common shares by ACGL under the repurchase program in open market transactions and certain privately negotiated transactions.

Item 5.  Other Information

In accordance with Section 10a(i)(2) of the Securities Exchange Act of 1934, as amended, we are responsible for disclosing non-audit services to be provided by our independent auditor, PricewaterhouseCoopers LLP, which are approved by the Audit Committee of our board of directors. During the 2007 first quarter, the Audit Committee approved engagements of PricewaterhouseCoopers LLP for the following permitted non-audit services: tax services, tax consulting and tax compliance.

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

ARCH CAPITAL GROUP LTD.
(REGISTRANT)

/s/ Constantine Iordanou
Date: May 10, 2007	Constantine Iordanou
President and Chief Executive Officer (Principal Executive Officer) and Director

/s/ John D. Vollaro
Date: May 10, 2007	John D. Vollaro
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

15	Accountants’ Awareness Letter (regarding unaudited interim financial information)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002