Form 10-Q
period 2007-06-30
ARCH CAPITAL GROUP LTD.
filed 2007-08-08
CIK 947484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

(441) 278-9250

Registrant’s telephone number, including area code:

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common shares as of the latest practicable date.

Class	Outstanding at July 31, 2007
Common Shares, $0.01 par value	70,869,221

ARCH CAPITAL GROUP LTD.

INDEX

Page No.
PART I. Financial Information

Item 1 — Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	2

Consolidated Balance Sheets	3
June 30, 2007 (unaudited) and December 31, 2006

Consolidated Statements of Income	4
For the three and six month periods ended June 30, 2007 and 2006 (unaudited)

Consolidated Statements of Changes in Shareholders’ Equity	5
For the six month periods ended June 30, 2007 and 2006 (unaudited)

Consolidated Statements of Comprehensive Income	6
For the six month periods ended June 30, 2007 and 2006 (unaudited)

Consolidated Statements of Cash Flows	7
For the six month periods ended June 30, 2007 and 2006 (unaudited)

Notes to Consolidated Financial Statements (unaudited)	8

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

Item 3 — Quantitative and Qualitative Disclosures About Market Risk	53

Item 4 — Controls and Procedures	53

PART II. Other Information

Item 1 — Legal Proceedings	53

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds	54

Item 4 — Submission of Matters to a Vote of Security Holders	54

Item 5 — Other Information	56

Item 6 — Exhibits	56

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Arch Capital Group Ltd.:

We have reviewed the accompanying consolidated balance sheet of Arch Capital Group Ltd. and its subsidiaries (the “Company”) as of June 30, 2007, and the related consolidated statements of income for each of the three-month and six-month periods ended June 30, 2007 and 2006, and the consolidated statements of changes in shareholders’ equity, comprehensive income and cash flows for each of the six-month periods ended June 30, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.

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
August 8, 2007

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share data)

	(Unaudited)
	June 30, 2007	December 31, 2006
Assets
Investments:
Fixed maturities available for sale, at fair value (amortized cost: 2007, $6,972,705; 2006, $6,858,970)	$6,923,478	$6,876,548
Short-term investments available for sale, at fair value (amortized cost: 2007, $1,110,053; 2006, $956,926)	1,114,485	957,698
Short-term investment of funds received under securities lending agreements, at fair value	1,114,959	891,376
Other investments (cost: 2007, $429,486; 2006, $282,923)	461,835	307,082
Total investments	9,614,757	9,032,704

Cash	245,143	317,017
Accrued investment income	71,064	68,440
Fixed maturities and short-term investments pledged under securities lending agreements, at fair value	1,085,757	860,803
Premiums receivable	1,041,921	749,961
Funds held by reinsureds	79,335	82,385
Unpaid losses and loss adjustment expenses recoverable	1,545,820	1,552,157
Paid losses and loss adjustment expenses recoverable	131,441	122,149
Prepaid reinsurance premiums	544,137	470,138
Deferred income tax assets, net	70,688	63,606
Deferred acquisition costs, net	309,651	290,999
Receivable for securities sold	54,954	190,168
Other assets	499,100	511,940
Total Assets	$15,293,768	$14,312,467

Liabilities
Reserve for losses and loss adjustment expenses	$6,782,433	$6,463,041
Unearned premiums	2,001,736	1,791,922
Reinsurance balances payable	382,488	301,679
Senior notes	300,000	300,000
Deposit accounting liabilities	43,559	45,107
Securities lending collateral	1,114,959	891,376
Payable for securities purchased	434,624	418,109
Other liabilities	529,902	510,614
Total Liabilities	11,589,701	10,721,848

Commitments and Contingencies

Shareholders’ Equity
Non-cumulative preferred shares ($0.01 par value, 50,000,000 shares authorized)
- Series A (issued: 2007 and 2006, 8,000,000)	80	80
- Series B (issued: 2007 and 2006, 5,000,000)	50	50
Common shares ($0.01 par value, 200,000,000 shares authorized, issued: 2007, 71,273,285; 2006, 74,270,466)	713	743
Additional paid-in capital	1,716,295	1,944,304
Retained earnings	1,993,963	1,596,018
Accumulated other comprehensive income (loss), net of deferred income tax	(7,034)	49,424
Total Shareholders’ Equity	3,704,067	3,590,619
Total Liabilities and Shareholders’ Equity	$15,293,768	$14,312,467

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(U.S. dollars in thousands, except share data)

	(Unaudited)		(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues
Net premiums written	$757,895	$794,558	$1,629,640	$1,668,277
(Increase) decrease in unearned premiums	(6,483)	2,892	(132,735)	(109,226)
Net premiums earned	751,412	797,450	1,496,905	1,559,051
Net investment income	117,299	90,503	229,988	170,829
Net realized losses	(3,757)	(32,202)	(4,738)	(35,585)
Fee income	2,091	3,468	4,060	5,273
Other income	265	—	869	—
Total revenues	867,310	859,219	1,727,084	1,699,568

Expenses
Losses and loss adjustment expenses	425,663	462,255	845,724	930,433
Acquisition expenses	117,277	148,581	237,405	278,253
Other operating expenses	100,505	84,367	191,318	167,344
Interest expense	5,523	5,651	11,046	11,206
Net foreign exchange losses	6,450	1,146	16,192	11,399
Total expenses	655,418	702,000	1,301,685	1,398,635

Income before income taxes	211,892	157,219	425,399	300,933

Income tax expense	6,037	14,332	14,532	25,756

Net income	205,855	142,887	410,867	275,177

Preferred dividends	6,461	5,039	12,922	7,706

Net income available to common shareholders	$199,394	$137,848	$397,945	$267,471

Net income per common share
Basic	$2.75	$1.88	$5.44	$3.66
Diluted	$2.65	$1.81	$5.24	$3.52

Weighted average common shares and common share equivalents outstanding
Basic	72,494,823	73,188,101	73,209,439	73,044,473
Diluted	75,254,846	76,155,438	75,947,858	76,014,819

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(U.S. dollars in thousands)

	(Unaudited) Six Months Ended June 30,
	2007	2006
Non-Cumulative Preferred Shares
Balance at beginning of period	$130	$—
Preferred shares issued	—	130
Balance at end of period	130	130

Common Shares
Balance at beginning of year	743	733
Common shares issued, net	6	6
Purchases of common shares under share repurchase program	(36)	—
Balance at end of period	713	739

Additional Paid-in Capital
Balance at beginning of year	1,944,304	1,595,440
Cumulative effect of change in accounting for unearned stock grant compensation	—	(9,646)
Series A non-cumulative preferred shares issued	—	193,388
Series B non-cumulative preferred shares issued	—	120,866
Common shares issued	405	410
Exercise of stock options	13,373	15,572
Common shares retired	(257,162)	(658)
Amortization of share-based compensation	14,457	7,510
Other	918	274
Balance at end of period	1,716,295	1,923,156

Deferred Compensation Under Share Award Plan
Balance at beginning of year	—	(9,646)
Cumulative effect of change in accounting for unearned stock grant compensation	—	9,646
Balance at end of period	—	—

Retained Earnings
Balance at beginning of year	1,593,907	901,348
Adjustment to adopt SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140”	2,111	—
Balance at beginning of year, as adjusted	1,596,018	901,348
Dividends declared on preferred shares	(12,922)	(7,706)
Net income	410,867	275,177
Balance at end of period	1,993,963	1,168,819

Accumulated Other Comprehensive Income (Loss)
Balance at beginning of year	51,535	(7,348)
Adjustment to adopt SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140”	(2,111)	—
Balance at beginning of year, as adjusted	49,424	(7,348)
Change in unrealized appreciation (decline) in value of investments, net of deferred income tax	(67,513)	(64,272)
Foreign currency translation adjustments, net of deferred income tax	11,055	(5,444)
Balance at end of period	(7,034)	(77,064)

Total Shareholders’ Equity	$3,704,067	$3,015,780

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

 (U.S. dollars in thousands)

	(Unaudited)
	Six Months Ended
	June 30,
	2007	2006
Comprehensive Income
Net income	$410,867	$275,177
Other comprehensive loss, net of deferred income tax
Unrealized decline in value of investments:
Unrealized holding losses arising during period	(72,486)	(97,560)
Reclassification of net realized losses, net of income taxes, included in net income	4,973	33,288
Foreign currency translation adjustments	11,055	(5,444)
Other comprehensive loss	(56,458)	(69,716)
Comprehensive Income	$354,409	$205,461

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)

	(Unaudited) Six Months Ended June 30,
	2007	2006
Operating Activities
Net income	$410,867	$275,177
Adjustments to reconcile net income to net cash provided by
operating activities:
Net realized losses	4,854	35,673
Other income	(869)	—
Share-based compensation	14,457	7,510
Changes in:
Reserve for losses and loss adjustment expenses, net of unpaid losses and loss adjustment expenses recoverable	324,793	473,996
Unearned premiums, net of prepaid reinsurance premiums	135,525	117,298
Premiums receivable	(290,437)	(224,498)
Deferred acquisition costs, net	(18,702)	(5,971)
Funds held by reinsureds	3,050	82,879
Reinsurance balances payable	79,254	105,193
Deferred income tax assets, net	(3,757)	(5,555)
Other liabilities	1,737	18,331
Other items, net	16,231	(56,879)
Net Cash Provided By Operating Activities	677,003	823,154

Investing Activities
Purchases of fixed maturity investments	(8,933,304)	(8,196,081)
Proceeds from sales of fixed maturity investments	8,407,340	7,440,922
Proceeds from redemptions and maturities of fixed maturity investments	305,847	96,360
Purchases of other investments	(185,357)	(63,813)
Proceeds from sales of other investments	62,309	6,062
Net purchases of short-term investments	(141,217)	(279,297)
Change in securities lending collateral	(223,583)	131,153
Purchases of furniture, equipment and other	(8,998)	(8,679)
Net Cash Used For Investing Activities	(716,963)	(873,373)

Financing Activities
Purchases of common shares under share repurchase program	(254,973)	—
Proceeds from common shares issued, net	7,427	11,212
Proceeds from preferred shares issued, net of issuance costs	—	314,538
Change in securities lending collateral	223,583	(131,153)
Excess tax benefits from share-based compensation	3,965	3,143
Preferred dividends paid	(12,922)	(4,622)
Net Cash Provided By Financing Activities	(32,920)	193,118
Effects of exchange rate changes on foreign currency cash	1,006	997

(Decrease) increase in cash	(71,874)	143,896
Cash beginning of year	317,017	222,477
Cash end of period	$245,143	$366,373
Income taxes paid, net	$1,881	$32,407
Interest paid	$11,025	$11,067

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

2.      Share Transactions

Share Repurchase Program

On February 28, 2007, ACGL’s board of directors authorized the investment of up to $1 billion in ACGL’s common shares through a share repurchase program. Repurchases under the program may be effected from time to time in open market or privately negotiated transactions through February 2009. During the 2007 second quarter and six months ended June 30, 2007, ACGL repurchased approximately 3.0 million and 3.6 million common shares, respectively, for an aggregate purchase price of $210.5 million and $255.0 million, respectively. As a result of share repurchase transactions through June 30, 2007, book value per common share was reduced by $1.10 per share at June 30, 2007 and weighted average shares outstanding for the 2007 second quarter and six months ended June 30, 2007 were reduced by 1.8 million and 1.0 million shares, respectively. The timing and amount of the repurchase transactions under this program will depend on a variety of factors, including market conditions and corporate and regulatory considerations. In connection with the repurchase program, the Warburg Pincus funds waived their rights relating to share repurchases under its shareholders agreement with ACGL for all repurchases of common shares by ACGL under the repurchase program in open market transactions and certain privately negotiated transactions.

Non-Cumulative Preferred Shares

During 2006, ACGL completed two public offerings of non-cumulative preferred shares (“Preferred Shares”). On February 1, 2006, $200.0 million principal amount of 8.0% series A non-cumulative preferred shares (“Series A Preferred Shares”) were issued with net proceeds of $193.5 million and, on May 24, 2006, $125.0 million principal amount of 7.875% series B non-cumulative preferred shares (“Series B Preferred Shares”) were issued with net proceeds of $120.9 million. The net proceeds of the offerings were used to support the underwriting activities of ACGL’s insurance and reinsurance subsidiaries. ACGL has the right to redeem all or a portion of each series of Preferred Shares at a redemption price of $25.00 per share on or after (1) February 1, 2011 for the Series A Preferred Shares and (2) May 15, 2011 for the Series B Preferred Shares. Dividends on the Preferred Shares are non-cumulative. Consequently, in the event dividends are not declared on the Preferred Shares for any dividend period, holders of Preferred Shares will not be entitled to receive a dividend for such period, and such undeclared dividend will not accrue and will not be payable. Holders of Preferred Shares will be entitled to receive dividend payments only when, as and if declared by ACGL’s board of directors or a duly authorized committee of the board of directors. Any such dividends will be payable from the date of original issue on a non-cumulative basis, quarterly in arrears. To the extent declared, these dividends will accumulate, with respect to each dividend period, in an amount per share equal to 8.0% of the $25.00 liquidation preference per annum for the Series A Preferred Shares and 7.875% of the $25.00 liquidation preference per annum for the Series B Preferred Shares. At June 30, 2007, the Company had declared an aggregate of $3.3 million of dividends to be paid (subject to certain conditions) to holders of the Preferred Shares.

Share-Based Compensation

As required by the provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), the Company recorded after-tax share-based compensation expense related to stock options in the 2007 second quarter of $2.8 million, or $0.04 per diluted share, compared to $1.7 million, or $0.02 per diluted share, in the 2006 second quarter, and $4.4 million, or $0.06 per diluted share, for the six months ended June 30, 2007, compared to $2.8 million, or $0.04 per diluted share, for the six months ended June 30, 2006.

During the 2007 second quarter, the Company made a stock grant of 323,630 stock appreciation rights and stock options and 323,480 restricted shares and units to certain employees. The stock appreciation rights and stock options were valued at the grant date using the Black-Scholes option pricing model. The weighted average grant-date fair value of the stock appreciation rights and options and restricted shares and units granted were approximately $22.50 and $69.97 per share, respectively. Such value will be amortized over the respective substantive vesting period.

3.      Debt and Financing Arrangements

Senior Notes

On May 4, 2004, ACGL completed a public offering of $300 million principal amount of 7.35% senior notes (“Senior Notes”) due May 1, 2034 and received net proceeds of $296.4 million. ACGL used $200 million of the net proceeds to repay all amounts outstanding under a revolving credit agreement. The Senior Notes are ACGL’s senior unsecured obligations and rank equally with all of its existing and future senior unsecured indebtedness. Interest payments on the Senior Notes are due on May 1st and November 1st of each year. ACGL may redeem the Senior Notes at any time and from time to time, in whole or in part, at a “make-whole” redemption price. For the six months ended June 30, 2007 and 2006, interest expense on the Senior Notes was approximately $11.0 million. The market value of the Senior Notes at June 30, 2007 and December 31, 2006 was $318.0 million and $332.0 million, respectively.

Letter of Credit and Revolving Credit Facilities

As of June 30, 2007, the Company had a $300 million unsecured revolving loan and letter of credit facility and a $1.0 billion secured letter of credit facility. The $300 million unsecured revolving loan is also available for the issuance of unsecured letters of credit up to $100 million for Arch Reinsurance Company (“Arch Re U.S.”). Borrowings of revolving loans may be made by ACGL and Arch Re U.S. at a variable rate based on LIBOR or an alternative base rate at the option of the Company. Secured letters of credit are available for issuance on behalf of the Company’s insurance and reinsurance subsidiaries. Issuance of letters of credit and borrowings under the Credit Agreement are subject to the Company’s compliance with certain covenants and conditions, including absence of a material adverse change. These covenants require, among other things, that the Company maintain a debt to shareholders’ equity ratio of not greater than 0.35 to 1 and shareholders’ equity in excess of $1.95 billion plus 25% of future aggregate net income for each quarterly period (not including any future net losses) beginning after June 30, 2006 and 25% of future aggregate proceeds from the issuance of common or preferred equity and that the Company’s principal insurance and reinsurance subsidiaries maintain at least a “B++” rating from A.M. Best. In addition, certain of the Company’s subsidiaries which are party to the Credit Agreement are required to maintain minimum shareholders’ equity levels. The Company was in compliance with all covenants contained in the Credit Agreement at June 30, 2007. The Credit Agreement expires on August 30, 2011.

Including the secured letter of credit portion of the Credit Agreement and another letter of credit facility (together, the “LOC Facilities”), the Company has access to letter of credit facilities for up to a total of $1.45 billion. The principal purpose of the LOC Facilities is to issue, as required, evergreen standby letters of credit in favor of primary insurance or reinsurance counterparties with which the Company has entered into reinsurance arrangements to ensure that such counterparties are permitted to take credit for reinsurance obtained from the Company’s reinsurance subsidiaries in United States jurisdictions where such subsidiaries are not licensed or otherwise admitted as an insurer, as required under insurance regulations in the United States, and to comply with requirements of Lloyd’s of London in connection with qualifying quota share and other arrangements. The amount of letters of credit issued is driven by, among other things, the timing and payment of catastrophe losses, loss development of existing reserves, the payment pattern of such reserves, the further expansion of the Company’s business and the loss experience of such business. When issued, certain letters of credit are secured by a portion of the Company’s investment portfolio. In addition, the LOC Facilities also require the maintenance of certain covenants, which the Company was in compliance with at June 30, 2007. At such date, the Company had approximately $617.0 million in outstanding letters of credit under the LOC Facilities, which were secured by investments totaling $653.7 million. The other letter of credit facility was amended and restated in December 2006. It is anticipated that the LOC Facilities will be renewed (or replaced) on expiry, but such renewal (or replacement) will be subject to the availability of credit from banks which the Company utilizes. In addition to letters of credit, the Company has and may establish insurance trust accounts in the U.S. and Canada to secure its reinsurance amounts payable as required.

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

The insurance segment consists of the Company’s insurance underwriting subsidiaries which primarily write on both an admitted and non-admitted basis. The insurance segment consists of eight product lines: casualty; construction, surety and national accounts; executive assurance; healthcare; professional liability; programs; property, marine and aviation; and other (consisting of collateral protection, excess workers’ compensation and employers’ liability business).

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

The corporate and other segment (non-underwriting) includes net investment income, other income (loss), other expenses incurred by the Company, interest expense, net realized gains or losses, net foreign exchange gains or losses and income taxes. In addition, results for the corporate and other segment include dividends on the Company’s non-cumulative preferred shares.

The following tables set forth an analysis of the Company’s underwriting income by segment, together with a reconciliation of underwriting income to net income available to common shareholders:

	(Unaudited)
	Three Months Ended
	June 30, 2007
(U.S. dollars in thousands)	Insurance	Reinsurance	Total

Gross premiums written(1)	$684,725	$427,348	$1,102,210
Net premiums written(1)	451,828	306,067	757,895

Net premiums earned(1)	$432,560	$318,852	$751,412
Fee income	1,276	815	2,091
Losses and loss adjustment expenses	(272,658)	(153,005)	(425,663)
Acquisition expenses, net	(47,532)	(69,745)	(117,277)
Other operating expenses	(70,269)	(19,999)	(90,268)
Underwriting income	$43,377	$76,918	120,295

Net investment income			117,299
Net realized losses			(3,757)
Other income			265
Other expenses			(10,237)
Interest expense			(5,523)
Net foreign exchange losses			(6,450)
Income before income taxes			211,892
Income tax expense			(6,037)

Net income			205,855
Preferred dividends			(6,461)
Net income available to common shareholders			$199,394

Underwriting Ratios
Loss ratio	63.0%	48.0%	56.6%
Acquisition expense ratio(2)	10.8%	21.9%	15.5%
Other operating expense ratio	16.2%	6.3%	12.0%
Combined ratio	90.0%	76.2%	84.1%

(1)             Certain amounts included in the gross premiums written of each segment are related to intersegment transactions. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total. The insurance segment and reinsurance segment results include $0.3 million and $9.6 million, respectively, of gross and net premiums written and $0.3 million and $10.8 million, respectively, of net premiums earned assumed through intersegment transactions.

(2)             The acquisition expense ratio is adjusted to include policy-related fee income.

	(Unaudited)
	Three Months Ended
	June 30, 2006
(U.S. dollars in thousands)	Insurance	Reinsurance	Total

Gross premiums written (1)	$647,817	$499,241	$1,136,274
Net premiums written (1)	409,302	385,256	794,558

Net premiums earned (1)	$385,877	$411,573	$797,450
Fee income	1,253	2,215	3,468
Losses and loss adjustment expenses	(251,172)	(211,083)	(462,255)
Acquisition expenses, net	(41,275)	(107,306)	(148,581)
Other operating expenses	(63,689)	(14,179)	(77,868)
Underwriting income	$30,994	$81,220	112,214

Net investment income			90,503
Net realized losses			(32,202)
Other income			—
Other expenses			(6,499)
Interest expense			(5,651)
Net foreign exchange losses			(1,146)
Income before income taxes			157,219
Income tax expense			(14,332)

Net income			142,887
Preferred dividends			(5,039)
Net income available to common shareholders			$137,848

Underwriting Ratios
Loss ratio	65.1%	51.3%	58.0%
Acquisition expense ratio (2)	10.5%	26.1%	18.5%
Other operating expense ratio	16.5%	3.4%	9.8%
Combined ratio	92.1%	80.8%	86.3%

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

	(Unaudited)
	Six Months Ended
	June 30, 2007
(U.S. dollars in thousands)	Insurance	Reinsurance	Total

Gross premiums written (1)	$1,345,935	$986,002	$2,312,824
Net premiums written (1)	880,172	749,468	1,629,640

Net premiums earned (1)	$846,407	$650,498	$1,496,905
Fee income	2,701	1,359	4,060
Losses and loss adjustment expenses	(531,980)	(313,744)	(845,724)
Acquisition expenses, net	(94,227)	(143,178)	(237,405)
Other operating expenses	(139,163)	(33,780)	(172,943)
Underwriting income	$83,738	$161,155	244,893

Net investment income			229,988
Net realized losses			(4,738)
Other income			869
Other expenses			(18,375)
Interest expense			(11,046)
Net foreign exchange losses			(16,192)
Income before income taxes			425,399
Income tax expense			(14,532)

Net income			410,867
Preferred dividends			(12,922)
Net income available to common shareholders			$397,945

Underwriting Ratios
Loss ratio	62.9%	48.2%	56.5%
Acquisition expense ratio (2)	10.9%	22.0%	15.8%
Other operating expense ratio	16.4%	5.2%	11.6%
Combined ratio	90.2%	75.4%	83.9%

(1)          Certain amounts included in the gross premiums written of each segment are related to intersegment transactions. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total. The insurance segment and reinsurance segment results include $0.8 million and $18.3 million, respectively, of gross and net premiums written and $0.8 million and $21.4 million, respectively, of net premiums earned assumed through intersegment transactions.

(2)          The acquisition expense ratio is adjusted to include policy-related fee income.

	(Unaudited)
	Six Months Ended
	June 30, 2006
(U.S. dollars in thousands)	Insurance	Reinsurance	Total

Gross premiums written (1)	$1,263,301	$1,063,909	$2,304,088
Net premiums written (1)	806,556	861,721	1,668,277

Net premiums earned (1)	$766,131	$792,920	$1,559,051
Fee income	2,657	2,616	5,273
Losses and loss adjustment expenses	(499,174)	(431,259)	(930,433)
Acquisition expenses, net	(79,160)	(199,093)	(278,253)
Other operating expenses	(125,765)	(27,431)	(153,196)
Underwriting income	$64,689	$137,753	202,442

Net investment income			170,829
Net realized losses			(35,585)
Other income			—
Other expenses			(14,148)
Interest expense			(11,206)
Net foreign exchange losses			(11,399)
Income before income taxes			300,933
Income tax expense			(25,756)

Net income			275,177
Preferred dividends			(7,706)
Net income available to common shareholders			$267,471

Underwriting Ratios
Loss ratio	65.2%	54.4%	59.7%
Acquisition expense ratio (2)	10.1%	25.1%	17.7%
Other operating expense ratio	16.4%	3.5%	9.8%
Combined ratio	91.7%	83.0%	87.2%

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

Set forth below is summary information regarding net premiums written and earned by major line of business and net premiums written by client location for the insurance segment:

	(Unaudited)
	Three Months Ended
	June 30,
	2007			2006
INSURANCE SEGMENT (U.S. dollars in thousands)	Amount		% of Total	Amount	% of Total

Net premiums written (1)
Property, marine and aviation	$104,705		23.2	$74,712	18.2
Professional liability	81,603		18.1	63,555	15.5
Construction, surety and national accounts	68,482		15.1	66,717	16.3
Programs	59,154		13.1	56,512	13.8
Casualty	57,240		12.7	66,643	16.3
Executive assurance	47,904		10.6	53,841	13.2
Healthcare	12,383		2.7	14,199	3.5
Other	20,357	(2)	4.5	13,123	3.2
Total	$451,828		100.0	$409,302	100.0

Net premiums earned (1)
Property, marine and aviation	$92,387		21.4	$54,783	14.2
Professional liability	82,142		19.0	65,639	17.0
Construction, surety and national accounts	67,562		15.6	67,967	17.6
Programs	57,036		13.2	57,478	14.9
Casualty	52,570		12.1	61,121	15.9
Executive assurance	47,408		11.0	49,707	12.9
Healthcare	17,107		3.9	17,869	4.6
Other	16,348	(2)	3.8	11,313	2.9
Total	$432,560		100.0	$385,877	100.0

Net premiums written by client location (1)
United States	$361,733		80.1	$343,923	84.0
Europe	60,968		13.5	39,886	9.8
Other	29,127		6.4	25,493	6.2
Total	$451,828		100.0	$409,302	100.0

(1)          Insurance segment results include premiums written and earned assumed through intersegment transactions of $0.3 million for the 2007 second quarter and nil and $0.5 million, respectively, for the 2006 second quarter. Insurance segment results exclude premiums written and earned ceded through intersegment transactions of $9.6 million and $10.8 million, respectively, for the 2007 second quarter and $10.9 million and $12.3 million, respectively, for the 2006 second quarter.

(2)          Includes excess workers’ compensation and employers’ liability business.

	(Unaudited)
	Six Months Ended
	June 30,
	2007			2006
INSURANCE SEGMENT (U.S. dollars in thousands)	Amount		% of Total	Amount	% of Total

Net premiums written (1)
Property, marine and aviation	$189,568		21.5	$143,358	17.8
Professional liability	152,006		17.3	126,009	15.6
Construction, surety and national accounts	147,711		16.8	147,346	18.3
Programs	117,478		13.3	117,046	14.5
Casualty	100,330		11.4	117,393	14.6
Executive assurance	91,995		10.4	99,432	12.3
Healthcare	33,914		3.9	32,314	4.0
Other	47,170	(2)	5.4	23,658	2.9
Total	$880,172		100.0	$806,556	100.0

Net premiums earned (1)
Property, marine and aviation	$174,191		20.6	$117,751	15.4
Professional liability	159,272		18.8	119,684	15.6
Construction, surety and national accounts	134,666		15.9	134,670	17.6
Programs	113,245		13.4	114,867	15.0
Casualty	104,112		12.3	123,929	16.2
Executive assurance	92,786		10.9	99,783	13.0
Healthcare	36,951		4.4	34,546	4.5
Other	31,184	(2)	3.7	20,901	2.7
Total	$846,407		100.0	$766,131	100.0

Net premiums written by client location (1)
United States	$681,738		77.5	$668,388	82.9
Europe	135,903		15.4	87,466	10.8
Other	62,531		7.1	50,702	6.3
Total	$880,172		100.0	$806,556	100.0

(1)          Insurance segment results include premiums written and earned assumed through intersegment transactions of $0.8 million for the six months ended June 30, 2007 and $0.8 million and $1.4 million, respectively, for the six months ended June 30, 2006. Insurance segment results exclude premiums written and earned ceded through intersegment transactions of $18.3 million and $21.4 million, respectively, for the six months ended June 30, 2007 and $22.4 million and $25.1 million, respectively, for the six months ended June 30, 2006.

(2)          Includes excess workers’ compensation and employers’ liability business.

The following table sets forth the reinsurance segment’s net premiums written and earned by major line of business and type of business, together with net premiums written by client location:

	(Unaudited)
	Three Months Ended
	June 30,
	2007		2006
REINSURANCE SEGMENT (U.S. dollars in thousands)	Amount	% of Total	Amount	% of Total

Net premiums written (1)
Casualty (2)	$110,106	36.0	$176,116	45.7
Property catastrophe	77,514	25.3	33,786	8.8
Property excluding property catastrophe	69,353	22.7	88,785	23.0
Other specialty	27,971	9.1	64,493	16.7
Marine and aviation	19,812	6.5	20,626	5.4
Other	1,311	0.4	1,450	0.4
Total	$306,067	100.0	$385,256	100.0

Net premiums earned (1)
Casualty (2)	$131,112	41.1	$183,474	44.6
Property catastrophe	38,151	12.0	49,481	12.0
Property excluding property catastrophe	64,737	20.3	81,668	19.8
Other specialty	52,582	16.5	70,970	17.2
Marine and aviation	30,021	9.4	23,701	5.8
Other	2,249	0.7	2,279	0.6
Total	$318,852	100.0	$411,573	100.0

Net premiums written (1)
Pro rata	$184,972	60.4	$288,439	74.9
Excess of loss	121,095	39.6	96,817	25.1
Total	$306,067	100.0	$385,256	100.0

Net premiums earned (1)
Pro rata	$228,815	71.8	$321,438	78.1
Excess of loss	90,037	28.2	90,135	21.9
Total	$318,852	100.0	$411,573	100.0

Net premiums written by client location (1)
United States	$206,456	67.5	$228,677	59.4
Europe	37,710	12.3	111,663	29.0
Bermuda	47,851	15.6	23,843	6.2
Other	14,050	4.6	21,073	5.4
Total	$306,067	100.0	$385,256	100.0

(1)          Reinsurance segment results include premiums written and earned assumed through intersegment transactions of $9.6 million and $10.8 million, respectively, for the 2007 second quarter and $10.9 million and $12.3 million, respectively, for the 2006 second quarter. Reinsurance segment results exclude premiums written and earned ceded through intersegment transactions of $0.3 million for the 2007 second quarter and nil and $0.5 million, respectively, for the 2006 second quarter.

(2)          Includes professional liability and executive assurance business.

	(Unaudited)
	Six Months Ended
	June 30,
	2007		2006
REINSURANCE SEGMENT (U.S. dollars in thousands)	Amount	% of Total	Amount	% of Total

Net premiums written (1)
Casualty (2)	$254,582	34.0	$339,104	39.3
Property excluding property catastrophe	164,297	21.9	195,567	22.7
Property catastrophe	158,173	21.1	104,122	12.1
Other specialty	101,967	13.6	157,757	18.3
Marine and aviation	63,527	8.5	61,978	7.2
Other	6,922	0.9	3,193	0.4
Total	$749,468	100.0	$861,721	100.0

Net premiums earned (1)
Casualty (2)	$271,556	41.7	$354,671	44.7
Property excluding property catastrophe	137,776	21.2	161,288	20.3
Property catastrophe	72,842	11.2	98,587	12.4
Other specialty	104,624	16.1	128,889	16.3
Marine and aviation	56,643	8.7	47,351	6.0
Other	7,057	1.1	2,134	0.3
Total	$650,498	100.0	$792,920	100.0

Net premiums written (1)
Pro rata	$448,787	59.9	$560,973	65.1
Excess of loss	300,681	40.1	300,748	34.9
Total	$749,468	100.0	$861,721	100.0

Net premiums earned (1)
Pro rata	$471,254	72.4	$616,726	77.8
Excess of loss	179,244	27.6	176,194	22.2
Total	$650,498	100.0	$792,920	100.0

Net premiums written by client location (1)
United States	$460,447	61.4	$505,992	58.7
Europe	162,048	21.6	238,926	27.7
Bermuda	98,692	13.2	67,682	7.9
Other	28,281	3.8	49,121	5.7
Total	$749,468	100.0	$861,721	100.0

(1)          Reinsurance segment results include premiums written and earned assumed through intersegment transactions of $18.3 million and $21.4 million, respectively, for the six months ended June 30, 2007 and $22.4 million and $25.1 million, respectively, for the six months ended June 30, 2006. Reinsurance segment results exclude premiums written and earned ceded through intersegment transactions of $0.8 million for the six months ended June 30, 2007 and $0.8 million and $1.4 million, respectively, for the six months ended June 30, 2006.

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

The effects of reinsurance on the Company’s written and earned premiums and losses and loss adjustment expenses with unaffiliated reinsurers were as follows:

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(U.S. dollars in thousands)	2007	2006	2007	2006

Premiums Written
Direct	$673,960	$635,250	$1,323,840	$1,236,949
Assumed	428,250	501,024	988,984	1,067,139
Ceded	(344,315)	(341,716)	(683,184)	(635,811)
Net	$757,895	$794,558	$1,629,640	$1,668,277

Premiums Earned
Direct	$655,173	$609,486	$1,292,181	$1,184,904
Assumed	407,543	477,244	823,675	896,521
Ceded	(311,304)	(289,280)	(618,951)	(522,374)
Net	$751,412	$797,450	$1,496,905	$1,559,051

Losses and Loss Adjustment Expenses
Direct	$378,249	$485,740	$737,725	$867,845
Assumed	183,150	249,357	378,421	495,966
Ceded	(135,736)	(272,842)	(270,422)	(433,378)
Net	$425,663	$462,255	$845,724	$930,433

The Company monitors the financial condition of its reinsurers and attempts to place coverages only with substantial, financially sound carriers. At June 30, 2007 and December 31, 2006, approximately 90.3% and 92.3%, respectively, of the Company’s reinsurance recoverables on paid and unpaid losses (not including prepaid reinsurance premiums) of $1.68 billion and $1.67 billion, respectively, were due from carriers which had an A.M. Best rating of “A-” or better. At June 30, 2007 and December 31, 2006, the largest reinsurance recoverables from any one carrier were less than 5.4% and 5.1%, respectively, of the Company’s total shareholders’ equity.

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

Arch Re Bermuda pays to Flatiron Re Ltd. a reinsurance premium in the amount of the ceded percentage of the original gross written premium on the business reinsured with Flatiron Re Ltd. less a ceding commission, which includes a reimbursement of direct acquisition expenses as well as a commission to Arch Re Bermuda for generating the business. The Treaty also provides for a profit commission to Arch Re Bermuda based on the underwriting results for the 2006 and 2007 underwriting years on a cumulative basis. For the 2007 second quarter, $115.9 million of premiums written, $72.5 million of premiums earned and $28.0 million of losses and loss adjustment expenses were ceded to Flatiron Re Ltd. by Arch Re Bermuda, compared to $77.7 million of premiums written, $25.3 million of premiums earned and $7.0 million of losses and loss adjustment expenses for the 2006 second quarter. For the six months ended June 30, 2007, $224.8 million of premiums written, $138.5 million of premiums earned and $53.4 million of losses and loss adjustment expenses were ceded to Flatiron Re Ltd. by Arch Re Bermuda, compared to $160.1 million of premiums written, $43.6 million of premiums earned and $13.7 million of losses and loss adjustment expenses for the six months ended June 30, 2006.

6.                 Deposit Accounting

Certain assumed reinsurance contracts are deemed, under current financial accounting standards, not to transfer insurance risk, and are accounted for using the deposit method of accounting. To meet risk transfer requirements, a reinsurance contract must include both insurance risk, consisting of underwriting and timing risk, and it must be reasonably possible that the reinsurer may realize a significant loss under the contract. For those contracts that do not transfer timing risk or sufficient underwriting risk, the estimated profit margin is deferred and amortized over the contract period and such amount is included in the Company’s underwriting results. When the estimated profit margin is explicit, the margin is reflected as fee income and any adverse financial results on such contracts are reflected as incurred losses. Although such deposit liabilities arise from contracts that the Company sold for which there is not a significant transfer of risk, it is possible that the Company could incur financial losses on such contracts. The Company recorded fee income on such contracts of $0.8 million and $2.3 million, respectively, for the 2007 and 2006 second quarters, and $1.4 million and $2.6 million, respectively, for the six months ended June 30, 2007 and 2006. When the estimated profit margin is implicit, the margin is reflected as an offset to paid losses and any adverse financial results on such contracts are reflected as incurred losses. The Company recorded a de minimis amount as an offset to paid losses on such contracts in the 2007 periods, compared to $0.7 million for the 2006 second quarter and $1.3 million for the six months ended June 30, 2006. On a notional basis, the amount of premiums from such contracts were nil and $5.3 million, respectively, for the 2007 and 2006 second quarters, and $0.3 million and $11.3 million, respectively, for the six months ended June 30, 2007 and 2006.

In making any determination to account for a contract using the deposit method of accounting, the Company is required to make many estimates and judgments under the current financial accounting standards.

7.                 Investment Information

The following table summarizes the Company’s invested assets:

	(Unaudited)
	June 30,	December 31,
(U.S. dollars in thousands)	2007	2006

Fixed maturities available for sale, at fair value	$6,923,478	$6,876,548
Fixed maturities pledged under securities lending agreements, at fair value (1)	1,085,757	860,803
Total fixed maturities	8,009,235	7,737,351
Short-term investments available for sale, at fair value	1,114,485	957,698
Other investments	461,835	307,082
Total investments (1)	9,585,555	9,002,131
Securities transactions entered into but not settled at the balance sheet date	(379,670)	(227,941)
Total investments, net of securities transactions	$9,205,885	$8,774,190

(1) In securities lending transactions, the Company receives collateral in excess of the fair value of the fixed maturities and short-term investments pledged under securities lending agreements. For purposes of this table, the Company has excluded the collateral received at June 30, 2007 and December 31, 2006 of $1.11 billion and $891.4 million, respectively, which is reflected as “short-term investment of funds received under securities lending agreements, at fair value” and included the $1.09 billion and $860.8 million, respectively, of “fixed maturities and short-term investments pledged under securities lending agreements, at fair value.”

Fixed Maturities and Fixed Maturities Pledged Under Securities Lending Agreements

The following table summarizes the Company’s fixed maturities and fixed maturities pledged under securities lending agreements:

(U.S. dollars in thousands)	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost

June 30, 2007 (Unaudited):
U.S. government and government agencies	$2,106,798	$1,794	$(26,077)	$2,131,081
Corporate bonds	1,561,710	3,731	(15,361)	1,573,340
Mortgage backed securities	1,205,525	1,377	(12,889)	1,217,037
Commercial mortgage backed securities	1,039,341	756	(5,934)	1,044,519
Municipal bonds	853,218	158	(12,867)	865,927
Asset backed securities	791,876	358	(2,461)	793,979
Non-U.S. government securities	450,767	15,417	(10,078)	445,428
Total	$8,009,235	$23,591	$(85,667)	$8,071,311

December 31, 2006:
U.S. government and government agencies	$1,922,511	$12,835	$(10,806)	$1,920,482
Corporate bonds	1,504,989	9,196	(5,634)	1,501,427
Mortgage backed securities	1,183,805	7,866	(1,678)	1,177,617
Commercial mortgage backed securities	868,586	4,953	(1,098)	864,731
Municipal bonds	815,204	1,323	(3,885)	817,766
Asset backed securities	907,829	923	(1,457)	908,363
Non-U.S. government securities	534,427	15,776	(4,718)	523,369
Total	$7,737,351	$52,872	$(29,276)	$7,713,755

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”). Upon adopting SFAS No. 155 on January 1, 2007, the Company applied the “fair value option” to certain hybrid securities which are included in the Company’s fixed maturities. The fair market values of such securities at June 30, 2007 were approximately $66.3 million. The change in market value of such securities is reflected as realized gains or losses. The adoption of SFAS No. 155 did not have a material impact on the Company’ results of operations.

The Company’s investment portfolio, which includes fixed maturity securities, short-term investments and other investments, had a “AA+” average Standard & Poor’s quality rating at June 30, 2007, compared to “AAA” at December 31, 2006. The credit quality distribution of the Company’s fixed maturities and fixed maturities pledged under securities lending agreements are shown below:

	(Unaudited)
(U.S. dollars in thousands)	June 30, 2007		December 31, 2006
Rating (1)	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total

AAA	$6,761,360	84.4	$6,366,059	82.3
AA	560,466	7.0	605,427	7.8
A	350,195	4.4	430,103	5.6
BBB	207,807	2.6	194,408	2.5
BB	23,399	0.3	32,572	0.4
B	54,222	0.7	64,636	0.8
Lower than B	13,213	0.1	11,149	0.2
Not rated	38,573	0.5	32,997	0.4
Total	$8,009,235	100.0	$7,737,351	100.0

(1) Ratings as assigned by Standard & Poor’s.

Securities Lending Agreements

The Company participates in a securities lending program under which certain of its fixed income portfolio securities are loaned to third parties, primarily major brokerage firms, for short periods of time through a lending agent. Such securities have been reclassified as “Fixed maturities and short-term investments pledged under securities lending agreements, at fair value.” The Company maintains control over the securities it lends, retains the earnings and cash flows associated with the loaned securities and receives a fee from the borrower for the temporary use of the securities. Collateral received, primarily in the form of cash, is required at a rate of 102% of the market value of the loaned securities (or 105% of the market value of the loaned securities when the collateral and loaned securities are denominated in non-U.S. currencies) including accrued investment income and is monitored and maintained by the lending agent. Such collateral is reinvested and is reflected as “Short-term investment of funds received under securities lending agreements, at fair value.” At June 30, 2007, the fair value and amortized cost of fixed maturities and short-term investments pledged under securities lending agreements were $1.09 billion and $1.10 billion, respectively, while collateral received totaled $1.11 billion at fair value and amortized cost. At December 31, 2006, the fair value and amortized cost of fixed maturities and short-term investments pledged under securities lending agreements were $860.8 million and $854.8 million, respectively, while collateral received totaled $891.4 million at fair value and amortized cost.

Investment-Related Derivatives

The Company’s investment strategy allows for the use of derivative securities. Derivative instruments may be used to enhance investment performance, replicate investment positions or manage market exposures and duration risk that would be allowed under the Company’s investment guidelines if implemented in other ways. The fair values of those derivatives are based on quoted market prices. At June 30, 2007 and December 31, 2006, the notional value of the net long position for equity futures was $94.7 million and $78.6 million, respectively, and the notional value of the net short position for Treasury note futures was $48.3 million and $35.2 million, respectively. For the 2007 second quarter and six months ended June 30, 2007, the Company recorded net realized gains of $4.8 million and $3.9 million, respectively, related to changes in the fair value of all futures contracts, compared to net realized losses of $1.8 million and $1.2 million, respectively, for the 2006 second quarter and six months ended June 30, 2006. At June 30, 2007, the carrying value and fair value of all futures contracts was $0.2 million, compared to $0.3 million at December 31, 2006.

Other Investments

The following table details the Company’s other investments:

	(Unaudited)
	June 30, 2007		December 31, 2006
(U.S. dollars in thousands)	Estimated Fair Value	Cost	Estimated Fair Value	Cost

Alternative investment funds	$303,837	$304,241	$167,497	$167,703
Equity securities	94,586	71,063	75,496	60,619
Privately held securities	63,412	54,182	64,089	54,601
Total	$461,835	$429,486	$307,082	$282,923

Alternative investment funds primarily include funds that invest in investment grade and non-investment grade fixed income securities and funds that invest in senior floating rate loans; equity securities include certain investments in mutual funds and other preferred stocks; and privately held securities include the Company’s investment in Aeolus LP (see Note 10). The Company’s investment commitments relating to its other investments totaled approximately $79.5 million at June 30, 2007.

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

	(Unaudited)
	June 30,	December 31,
(U.S. dollars in thousands)	2007	2006

Assets used for collateral or guarantees	$726,653	$798,437
Deposits with U.S. regulatory authorities	244,848	221,864
Trust funds	116,427	104,408
Deposits with non-U.S. regulatory authorities	39,004	34,112
Total restricted assets	$1,126,932	$1,158,821

In addition, certain of the Company’s operating subsidiaries maintain assets in trust accounts as collateral for insurance and reinsurance transactions with affiliated companies. At June 30, 2007 and December 31, 2006, such amounts approximated $3.65 billion and $3.61 billion, respectively.

Net Investment Income

The components of net investment income were as follows:

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(U.S. dollars in thousands)	2007	2006	2007	2006

Fixed maturities	$102,472	$77,163	$200,571	$146,587
Short-term investments	8,829	12,160	18,563	21,947
Other (1)	9,479	3,967	18,140	7,851
Gross investment income	120,780	93,290	237,274	176,385
Investment expenses	(3,481)	(2,787)	(7,286)	(5,556)
Net investment income	$117,299	$90,503	$229,988	$170,829

(1) Primarily consists of interest income on operating cash accounts, other investments and securities lending transactions.

Net Realized Gains (Losses)

The components of net realized gains (losses) were as follows:

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(U.S. dollars in thousands)	2007	2006	2007	2006

Fixed maturities	$(8,983)	$(33,492)	$(10,127)	$(37,645)
Other investments	1,000	414	2,139	3,142
Other	4,226	876	3,250	(1,082)
Net realized losses	$(3,757)	$(32,202)	$(4,738)	$(35,585)

Currently, the Company’s portfolio is actively managed on a total return basis within certain guidelines. The effect of financial market movements will influence the recognition of net realized gains and losses as the portfolio is adjusted and rebalanced.

For the 2007 second quarter and six months ended June 30, 2007, net realized losses on the Company’s fixed maturities of $9.0 million and $10.1 million, respectively, included provisions for declines in the market value of investments held in the Company’s available for sale portfolio which were considered to be other-than-temporary of $0.5 million and $7.7 million, respectively, based on reviews performed in each period. For the 2006 second quarter and six months ended June 30, 2006, net realized losses on the Company’s fixed maturities of $33.5 million and $37.6 million, respectively, included provisions for declines in the market value of investments held in the Company’s available for sale portfolio which were considered to be other-than-temporary of $11.1 million and $16.5 million, respectively, based on reviews performed in each period. The declines in market value on such securities were primarily due to the current interest rate environment. The balance of net realized gains or losses in each period primarily resulted from the sale of fixed maturities following the Company’s decisions to reduce credit exposure, to change duration targets or to rebalance the investment portfolio.

8.                 Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share:

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(U.S. dollars in thousands, except share data)	2007	2006	2007	2006

Basic earnings per common share:
Net income	$205,855	$142,887	$410,867	$275,177
Preferred dividends	(6,461)	(5,039)	(12,922)	(7,706)
Net income available to common shareholders	199,394	137,848	397,945	267,471
Divided by:
Weighted average common shares outstanding	72,494,823	73,188,101	73,209,439	73,044,473
Basic earnings per common share	$2.75	$1.88	$5.44	$3.66

Diluted earnings per common share:
Net income	$205,855	$142,887	$410,867	$275,177
Preferred dividends	(6,461)	(5,039)	(12,922)	(7,706)
Net income available to common shareholders	199,394	137,848	397,945	267,471
Divided by:
Weighted average common shares outstanding	72,494,823	73,188,101	73,209,439	73,044,473
Effect of dilutive securities:
Nonvested restricted shares	142,705	457,097	157,606	453,448
Stock options (1)	2,617,318	2,510,240	2,580,813	2,516,898
Weighted average common shares and common share equivalents outstanding — diluted	75,254,846	76,155,438	75,947,858	76,014,819
Diluted earnings per common share	$2.65	$1.81	$5.24	$3.52

(1)                Certain stock options were not included in the computation of diluted earnings per share where the exercise price of the stock options exceeded the average market price and would have been anti-dilutive or where, when applying the treasury stock method to in-the-money options, the sum of the proceeds, including unrecognized compensation, exceeded the average market price and would have been anti-dilutive. For the 2007 second quarter and six months ended June 30, 2007, the number of stock options excluded were 227,314 and 139,082, respectively. For the 2006 second quarter and six months ended June 30, 2006, the number of stock options excluded were 996,643 and 752,430, respectively.

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

The Company’s income tax provision resulted in an effective tax rate on income before income taxes of 2.8% for the 2007 second quarter, compared to 9.1% for the 2006 second quarter, and 3.4% for the six months ended June 30, 2007, compared to 8.6% for the 2006 period. The reduction in the effective tax rate in the 2007 periods, compared to the 2006 periods, primarily resulted from a change in the relative mix of income reported by jurisdiction. The Company’s effective tax rates may fluctuate from period to period based on the relative mix of income reported by jurisdiction primarily due to the varying tax rates in each jurisdiction. The Company’s quarterly tax provision is adjusted to reflect changes in its expected annual effective tax rates, if any.

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

The Company adopted the provisions of FIN 48 on January 1, 2007.  As prescribed, the cumulative effect of applying FIN 48 is reported as an adjustment to the opening balance of retained earnings. As a result of the adoption on January 1, 2007, the Company’s retained earnings remained unchanged. As of January 1, 2007 and June 30, 2007, the Company’s total unrecognized tax benefits were zero.

The Company recognizes interest and penalties relating to unrecognized tax benefits in the provision for income taxes. As there were no unrecognized tax benefits included in its balance sheet, the Company did not record any interest or penalties for the six months ended June 30, 2007.

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

In addition to unrecognized tax benefits, the Company has provided a valuation allowance to reduce certain deferred tax assets to an amount which management expect to more likely than not be realized. At June 30, 2007 and December 31, 2006, the Company had a valuation allowance of $0.5 million and $1.4 million, respectively.

The reduction in the valuation allowance in 2007 resulted from the ability of one of the Company’s U.S. subsidiaries to utilize a net operating loss.

10.          Transactions with Related Parties

In connection with the Company’s information technology initiative in 2002, the Company entered into arrangements with two software companies, which provide document management systems and information and research tools to insurance underwriters, in which John Pasquesi, Vice Chairman of ACGL’s board of directors, holds a minority ownership interest. One of the agreements was terminated in July 2005, and the other arrangement is variable based on usage. The Company made payments under such arrangement of approximately $0.1 million and $0.2 million, respectively, for the 2007 second quarter and six months ended June 30, 2007, compared to $0.2 million and $0.3 million, respectively, for the 2006 second quarter and six months ended June 30, 2006.

The Company made an investment of $50.0 million in Aeolus LP (“Aeolus”) in 2006. Aeolus operates as an unrated reinsurance platform that provides property catastrophe protection to insurers and reinsurers on both an ultimate net loss and industry loss warranty basis. In return for its investment, included in “Other investments” on the Company’s balance sheet, the Company received an approximately 4.9% preferred interest in Aeolus and a pro rata share of certain founders’ interests. The Company made its investment in Aeolus on the same economic terms as a fund affiliated with Warburg Pincus, which has invested $350 million in Aeolus. Funds affiliated with Warburg Pincus owned 15.4% of the Company’s outstanding voting shares as of June 30, 2007. In addition, one of the founders of Aeolus is Peter Appel, former President and Chief Executive Officer and a former director of the Company.

11.          Contingencies Relating to the Sale of Prior Reinsurance Operations

On May 5, 2000, the Company sold the prior reinsurance operations of Arch Re U.S. pursuant to an agreement entered into as of January 10, 2000 with Folksamerica Reinsurance Company and Folksamerica Holding Company (collectively, “Folksamerica”). Folksamerica Reinsurance Company assumed Arch Re U.S.’s liabilities under the reinsurance agreements transferred in the asset sale and Arch Re U.S. transferred to Folksamerica Reinsurance Company assets estimated in an aggregate amount equal in book value to the book value of the liabilities assumed. The Folksamerica transaction was structured as a transfer and assumption agreement (and not reinsurance) and, accordingly, the loss reserves (and any related reinsurance recoverables) relating to the transferred business are not included as assets or liabilities on the Company’s balance sheet. Folksamerica assumed Arch Re U.S.’s rights and obligations under the reinsurance agreements transferred in the asset sale. The reinsureds under such agreements were notified that Folksamerica had assumed Arch Re U.S.’s obligations and that, unless the reinsureds object to the assumption, Arch Re U.S. will be released from its obligations to those reinsured. None of such reinsureds objected to the assumption. However, Arch Re U.S. will continue to be liable under those reinsurance agreements if the notice is found not to be an effective release by the reinsureds. Folksamerica has agreed to indemnify the Company for any losses arising out of the reinsurance agreements transferred to Folksamerica Reinsurance Company in the asset sale. However, in the event that Folksamerica refuses or is unable to perform its obligations to the Company, Arch Re U.S. may incur losses relating to the reinsurance agreements transferred in the asset sale. Folksamerica’s A.M. Best rating was “A-” (Excellent) at June 30, 2007.

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

On December 29, 2005, Arch Re Bermuda entered into a quota share reinsurance treaty with Flatiron Re Ltd., a newly-formed Bermuda reinsurance company, pursuant to which Flatiron Re Ltd. is assuming a 45% quota share of certain lines of property and marine business underwritten by Arch Re Bermuda for unaffiliated third parties for the 2006 and 2007 underwriting years (January 1, 2006 to December 31, 2007). As a result of the terms of the quota share reinsurance treaty, the Company has determined that Flatiron Re Ltd. is a variable interest entity. However, Arch Re Bermuda is not the primary beneficiary of Flatiron Re Ltd. and, as such, the Company is not required to consolidate the assets, liabilities and results of operations of Flatiron Re Ltd. per FIN 46R. See Note 5, “Reinsurance” for information on the quota share reinsurance treaty with Flatiron Re Ltd.

13.          Legal Proceedings

The Company, in common with the insurance industry in general, is subject to litigation and arbitration in the normal course of its business. As of June 30, 2007, the Company was not a party to any material litigation or arbitration other than as a part of the ordinary course of business in relation to claims and reinsurance recoverable matters, none of which is expected by management to have a significant adverse effect on the Company’s results of operations and financial condition and liquidity.

14.          Recent Accounting Pronouncements

The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (“AICPA”) has issued Statement of Position 07-01 (“SOP 07-01”), “Clarification of the Scope of the Audit and Accounting Guide “Audits of Investment Companies” and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies.” SOP 07-01 clarifies which entities are within the scope of the AICPA Audit and Accounting Guide, Investment Companies (the “Guide”). SOP 07-01 also addresses whether companies that own or have significant stakes in an investment company should retain the specialized financial statement accounting that the Guide prescribes for the investment company industry. The provisions for SOP 07-01 are effective for fiscal years beginning on or after December 15, 2007, although earlier adoption is encouraged. The Company is currency evaluating the impact that the adoption of SOP 07-01 may have on its financial statements.

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

GENERAL

Overview

Arch Capital Group Ltd. (“ACGL” and, together with its subsidiaries, “we” or “us”) is a Bermuda public limited liability company with over $4.0 billion in capital at June 30, 2007 and, through operations in Bermuda, the United States, Europe and Canada, writes insurance and reinsurance on a worldwide basis. While we are positioned to provide a full range of property and casualty insurance and reinsurance lines, we focus on writing specialty lines of insurance and reinsurance. It is our belief that our underwriting platform, our experienced management team and our strong capital base that is unencumbered by significant pre-2002 risks have enabled us to establish a strong presence in the insurance and reinsurance markets.

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

Current Outlook

The weather-related catastrophic events that occurred in the second half of 2005 caused significant industry losses and led to a strengthening of rating agency capital requirements for catastrophe-exposed business. The 2005 events also resulted in substantial improvements in market conditions in property and certain marine lines of business. We increased our writings in property and certain marine lines of business in 2006 in order to take advantage of the improved market conditions and these lines represented a larger proportion of our overall book of business in 2006 and 2007 than in prior periods. We expect that our writings in these lines of business will represent a larger proportion of our overall book of business in future periods, which may increase the volatility in our results of operations. Although we saw price erosion in many of our lines in 2006 and 2007, current pricing remains at acceptable levels in many areas, even in lines for which rates have fallen. The most attractive area from a pricing point of view remains catastrophe-related property business. We are still able to write insurance and reinsurance business at what we believe to be acceptable rates. We maintained underwriting discipline during 2007 and, as a result, premiums written by our reinsurance operations were lower than in the 2006 period, while a significant portion of the increase in premiums written by our insurance operations was generated by expansion into the European market with moderate growth in the U.S. and Canadian markets. Such trend may continue as we respond to more challenging market conditions.

New Developments

In January 2007, we entered into a new line of business when we agreed to write excess workers’ compensation and employers’ liability insurance produced by a managing general agent, Wexford Underwriting Managers, Inc. (“Wexford”). In 2006, Wexford produced approximately $74 million of business for the predecessor carrier on the program, which primarily serves not-for-profit clients while, through June 30, 2007, we wrote $13.3 million of gross premiums written through Wexford. No assurances can be made as to the level of business that will be written by us during 2007. We also entered into an asset purchase agreement to acquire the operations of Wexford, including the renewal rights of the subject business, as of January 1, 2008.

In April 2007, we launched a new property facultative reinsurance operation headed by a very experienced and well respected industry veteran. This unit is based in Farmington, Connecticut with branch offices across the United States and in Toronto, Canada. We view this business as a long-term opportunity that expands our specialty underwriting platform and will further diversify our book of business over time.

On May 2, 2007, Standard & Poor’s Rating Services (“S&P”) announced that it had upgraded the financial strength ratings of our principal operating subsidiaries from “A-” (Strong) to “A” (Strong). S&P also upgraded the counterparty credit and senior debt ratings on ACGL to “BBB+” from “BBB”. The outlook on all of the ratings is stable.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2007 and 2006

The following table sets forth net income available to common shareholders and earnings per common share data:

	Three Months Ended
	June 30,
(U.S. dollars in thousands, except share data)	2007	2006

Net income available to common shareholders	$199,394	$137,848
Diluted net income per common share	$2.65	$1.81
Diluted weighted average common shares and common share equivalents outstanding	75,254,846	76,155,438

Net income available to common shareholders was $199.4 million for the 2007 second quarter, compared to $137.8 million for the 2006 second quarter. The increase in net income was primarily due to growth in investment income, a lower level of net realized investment losses and an increase in underwriting income from our insurance and reinsurance operations, as discussed in “—Segment Information” below. Our net income available to common shareholders for the 2007 second quarter represented a 23.3% annualized return on average common equity, compared to 21.0% for the 2006 second quarter. For purposes of computing return on average common equity, average common equity has been calculated as the average of common shareholders’ equity outstanding at the beginning and ending of each period.

Diluted weighted average common shares and common share equivalents outstanding, used in the calculation of net income per common share, were 75.3 million in the 2007 second quarter, compared to 76.2 million in the 2006 second quarter. The lower level of weighted average shares outstanding in the 2007 second quarter was primarily due to the weighted impact of share repurchases during the period, partially offset by increases in the dilutive effects of stock options and nonvested restricted stock calculated using the treasury stock method and the exercise of stock options. Under the treasury stock method, the dilutive impact of options and nonvested stock on diluted weighted average shares outstanding increases as the market price of our common shares increases.

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

Insurance Segment

The following table sets forth our insurance segment’s underwriting results:

	Three Months Ended
	June 30,
(U.S. dollars in thousands)	2007	2006

Gross premiums written	$684,725	$647,817
Net premiums written	451,828	409,302

Net premiums earned	$432,560	$385,877
Fee income	1,276	1,253
Losses and loss adjustment expenses	(272,658)	(251,172)
Acquisition expenses, net	(47,532)	(41,275)
Other operating expenses	(70,269)	(63,689)
Underwriting income	$43,377	$30,994

Underwriting Ratios
Loss ratio	63.0%	65.1%
Acquisition expense ratio (1)	10.8%	10.5%
Other operating expense ratio	16.2%	16.5%
Combined ratio	90.0%	92.1%

(1)          The acquisition expense ratio is adjusted to include certain fee income.

Underwriting Income.  The insurance segment’s underwriting income was $43.4 million for the 2007 second quarter, compared to $31.0 million for the 2006 second quarter. The combined ratio for the insurance segment was 90.0% for the 2007 second quarter, compared to 92.1% for the 2006 second quarter. The components of the insurance segment’s underwriting income are discussed below.

Premiums Written.  Gross premiums written by the insurance segment in the 2007 second quarter were 5.7% higher than in the 2006 second quarter, while net premiums written increased 10.4%. The larger growth rate in net premiums written primarily resulted from an increase in the percentage retained on certain short-tail business in 2007 along with changes in the insurance segment’s mix of business. A significant portion of the growth in net premiums written was generated by the insurance segment’s European operations primarily as a result of increases in property and professional liability lines. The balance of the growth was generated by the insurance segment’s U.S. operations primarily through increases in property lines, partially offset by reductions in casualty business. For information regarding net premiums written produced by major line of business and geographic location, refer to note 4, “Segment Information,” of the notes accompanying our consolidated financial statements.

Net Premiums Earned.  Net premiums earned by the insurance segment in the 2007 second quarter were 12.1% higher than in the 2006 second quarter, and reflect changes in net premiums written over the previous five quarters, including the mix and type of business written.

Losses and Loss Adjustment Expenses.  The insurance segment’s loss ratio was 63.0% in the 2007 second quarter, compared to 65.1% for the 2006 second quarter. The 2007 second quarter loss ratio included 0.8 points related to estimated net adverse development in prior year loss reserves, compared to a 3.8 point reduction in the loss ratio related to estimated net favorable development in the 2006 second quarter. The estimated net adverse development in the 2007 second quarter included 5.6 points of adverse development on short-tail lines, including property and surety business, partially offset by favorable development in medium-tail and longer-tail lines. The insurance segment’s results for the 2007 second quarter also reflect better claims experience on current accident year property business than in the 2006 second quarter.

The insurance segment has in effect during 2007 a reinsurance program which provides coverage for certain property-catastrophe related losses occurring during 2007 equal to a maximum of 88% of the first $325 million in excess of a $75 million retention per occurrence. The cost of the coverage in 2007 was higher than in 2006.

Underwriting Expenses.  The insurance segment’s underwriting expense ratio was 27.0% in both the 2007 and 2006 second quarters. The acquisition expense ratio was 10.8% for the 2007 second quarter, compared to 10.5% for the 2006 second quarter. The acquisition expense ratio is influenced by, among other things, (1) the amount of ceding commissions received from unaffiliated reinsurers and (2) the amount of business written on a surplus lines (non-admitted) basis. The insurance segment’s other operating expense ratio was 16.2% for the 2007 second quarter, compared to 16.5% for the 2006 second quarter.

Reinsurance Segment

The following table sets forth our reinsurance segment’s underwriting results:

	Three Months Ended
	June 30,
(U.S. dollars in thousands)	2007	2006

Gross premiums written	$427,348	$499,241
Net premiums written	306,067	385,256

Net premiums earned	$318,852	$411,573
Fee income	815	2,215
Losses and loss adjustment expenses	(153,005)	(211,083)
Acquisition expenses, net	(69,745)	(107,306)
Other operating expenses	(19,999)	(14,179)
Underwriting income	$76,918	$81,220

Underwriting Ratios
Loss ratio	48.0%	51.3%
Acquisition expense ratio	21.9%	26.1%
Other operating expense ratio	6.3%	3.4%
Combined ratio	76.2%	80.8%

Underwriting Income.  The reinsurance segment’s underwriting income was $76.9 million for the 2007 second quarter, compared to $81.2 million for the 2006 second quarter. The combined ratio for the reinsurance segment was 76.2% for the 2007 second quarter, compared to 80.8% for the 2006 second quarter. The components of the reinsurance segment’s underwriting income are discussed below.

Premiums Written.  Gross premiums written by the reinsurance segment in the 2007 second quarter were 14.4% lower than in the 2006 second quarter. Growth in property and marine lines was offset by a reduction in casualty and other specialty business. The growth in property and marine lines was in response to current market opportunities as the pricing environment for catastrophe-exposed property and marine lines remained attractive. The decrease in casualty business was in response to increasing competition.

Ceded premiums written by the reinsurance segment were 28.4% of gross premiums written for the 2007 second quarter, compared to 22.8% for the 2006 second quarter. Arch Reinsurance Ltd. (“Arch Re Bermuda”) ceded $115.9 million, or 27.1% of gross premiums written, of certain lines of property and marine premiums written to Flatiron Re Ltd. in the 2007 second quarter, compared to $77.7 million, or 15.6%, in the 2006 second quarter. On an earned basis, Arch Re Bermuda ceded $72.5 million to Flatiron Re Ltd. in the 2007 second quarter, compared to $25.3 million in the 2006 second quarter.

Primarily as a result of the additional business ceded to Flatiron Re Ltd. discussed above, the decrease in net premiums written of 20.6% from the 2006 second quarter to the 2007 second quarter was greater than the 14.4% decrease in gross premiums written. For information regarding net premiums written produced by major line of business and geographic location, refer to note 4, “Segment Information,” of the notes accompanying our consolidated financial statements.

Net Premiums Earned.  Net premiums earned by the reinsurance segment in the 2007 second quarter were 22.5% lower than in the 2006 second quarter. The decrease in net premiums earned in the 2007 second quarter primarily resulted from changes in net premiums written over the previous five quarters, including the mix and type of business written.

Losses and Loss Adjustment Expenses.  The reinsurance segment’s loss ratio was 48.0% in the 2007 second quarter, compared to 51.3% for the 2006 second quarter.  The loss ratio for the 2007 second quarter reflected a 12.1 point reduction related to estimated net favorable development in prior year loss reserves, compared to a 0.6 point reduction in the 2006 second quarter. The estimated net favorable development in the 2007 second quarter was primarily in short-tail lines of business. In addition, a substantial portion of the change in the 2007 second quarter loss ratio was due to changes in the reinsurance segment’s mix and type of business. The 2007 second quarter loss ratio also reflected approximately 3.8 points of catastrophic activity, consisting of $7.5 million of losses incurred related to the June flooding in Australia and $4.6 million related to U.S. storm and other activity, while the 2006 second quarter loss ratio reflected approximately 2.8 points of catastrophic activity.

The reinsurance segment previously purchased a catastrophe reinsurance program which provides up to $55 million of coverage in excess of certain deductibles for any one occurrence and $110 million in the aggregate annually, for certain catastrophe-related losses worldwide occurring during the period from May 2005 through April 2006. Based on current estimates, and net of payments received to date, the reinsurance segment has recorded recoverables of approximately $44.8 million, net of reinstatement premiums, related to the 2005 catastrophic events. The recovery represents full usage of the available coverage under the reinsurance program, and the coverage was not renewed upon expiration. The reinsurance segment’s estimates related to hurricanes and other catastrophic events are based on currently available information derived from modeling techniques, industry assessments of exposure, claims information obtained from its clients and brokers to date and a review of its in-force contracts. Actual losses from these events, as well as any additional catastrophic events which may occur, may vary materially from the reinsurance segment’s estimates due to the inherent uncertainties in making such determinations resulting from several factors, including the preliminary nature of the available information, the potential inaccuracies and inadequacies in the data provided by clients and brokers, the modeling techniques and the application of such techniques, the contingent nature of business interruption exposures, the effects of any resultant demand surge on claims activity and attendant coverage issues. In addition, actual losses may increase if reinsurers dispute or fail to meet their obligations to the reinsurance segment or the reinsurance protections purchased by the reinsurance segment are otherwise unavailable.

Underwriting Expenses.  The underwriting expense ratio for the reinsurance segment was 28.2% in the 2007 second quarter, compared to 29.5% in the 2006 second quarter. The acquisition expense ratio for the 2007 second quarter was 21.9%, compared to 26.1% for the 2006 second quarter. The acquisition expense ratio included commission income (in excess of the reimbursement of direct acquisition expenses) on the quota-share reinsurance treaty with Flatiron Re Ltd. which reduced the 2007 second quarter acquisition expense ratio by 3.1 points, compared to 0.9 points in the 2006 second quarter. In addition, the acquisition expense ratio for the 2007 second quarter included 0.8 points related to prior year loss development, compared to a decrease of 0.2 points in the 2006 second quarter. The reinsurance segment’s other operating expense ratio was 6.3% for the 2007 second quarter, compared to 3.4% for the 2006 second quarter. The higher ratio primarily resulted from expenses related to the reinsurance segment’s new property facultative reinsurance operation, which commenced operations during the 2007 second quarter and produced a negligible amount of premiums written.

Net Investment Income

Net investment income for the 2007 second quarter was $117.3 million, compared to $90.5 million for the 2006 second quarter. The increase in net investment income in the 2007 second quarter primarily resulted from a higher level of average invested assets in the 2007 second quarter and an increase in the pre-tax investment income yield to 4.99% for the 2007 second quarter, compared to 4.53% for the 2006 second quarter. These yields were calculated based on amortized cost. Yields on future investment income may vary based on financial market conditions, investment allocation decisions and other factors. In addition, net investment income for the 2007 second quarter included $3.4 million of mark-to-market adjustments on investment funds with underlying ownership structures that are limited partnerships (“LPs”) or limited liability companies (“LLCs”) which are included in other investments. For those investments in which the underlying ownership structure is an LP or an

LLC (i.e., when the LLC meets specific criteria requiring it to be treated similar to an LP) we use the equity method to account for such investments. Under the equity method, investments are initially recorded at cost and are subsequently adjusted for changes in our proportionate share of net income or loss or other changes in capital of the investee.

Net Realized Gains or Losses

Following is a summary of net realized gains (losses):

	Three Months Ended
	June 30,
(U.S. dollars in thousands)	2007	2006

Fixed maturities	$(8,983)	$(33,492)
Other investments	1,000	414
Other	4,226	876
Total	$(3,757)	$(32,202)

Currently, our portfolio is actively managed to maximize total return within certain guidelines. In assessing returns under this approach, we include net investment income, net realized gains and losses and the change in unrealized gains and losses generated by our investment portfolio. The effect of financial market movements on the investment portfolio will directly impact net realized gains and losses as the portfolio is adjusted and rebalanced. Total return on our portfolio under management, as reported to us by our investment advisors, for the 2007 second quarter was 0.27%, compared to 0.77% for the 2006 second quarter.

For the 2007 and 2006 second quarters, net realized losses on our fixed maturities of $9.0 million and $33.5 million, respectively, included provisions for declines in the market value of investments held in our available for sale portfolio which were considered to be other-than-temporary of $0.5 million and $11.1 million, respectively, based on reviews performed in each period. The declines in market value on such securities were primarily due to the current interest rate environment. For the 2007 and 2006 second quarters, the balance of $8.5 million and $22.4 million, respectively, of net realized losses on our fixed maturities resulted from the sale of securities. In the 2007 and 2006 second quarters, net realized gains or losses from the sale of fixed maturities primarily resulted from our decisions to reduce credit exposure, changes in duration targets and sales related to rebalancing the portfolio.

Other Expenses

Other expenses, which are included in our other operating expenses and part of our corporate and other segment (non-underwriting), primarily represent certain holding company costs necessary to support our worldwide insurance and reinsurance operations, share based compensation expense and costs associated with operating as a publicly traded company. Other expenses were $10.2 million for the 2007 second quarter, compared to $6.5 million for the 2006 second quarter, with the growth primarily related to an increase in share based compensation expense.

Net Foreign Exchange Gains or Losses

Net foreign exchange losses for the 2007 second quarter of $6.5 million consisted of net unrealized losses of $5.9 million and net realized losses of $0.6 million, compared to net foreign exchange losses for the 2006 second quarter of $1.1 million, which consisted of net unrealized losses of $0.1 million and net realized losses of $1.0 million. Net unrealized foreign exchange gains or losses result from the effects of revaluing our net insurance liabilities required to be settled in foreign currencies at each balance sheet date. We hold investments in foreign currencies which are intended to mitigate our exposure to foreign currency fluctuations in our net insurance liabilities. However, changes in the value of such investments due to foreign currency rate movements are reflected as a direct increase or decrease to shareholders’ equity, as part of the “Change in unrealized appreciation (decline) in value of investments, net of deferred income tax” in accumulated other comprehensive income, and not in the statement of income.

Income Taxes

The effective tax rate on income before income taxes was 2.8% for the 2007 second quarter, compared to 9.1% for the 2006 second quarter. The reduction in the effective tax rate in the 2007 second quarter, compared to the 2006 second quarter, primarily resulted from a change in the relative mix of income reported by jurisdiction. Our effective tax rates may fluctuate from period to period based on the relative mix of income reported by jurisdiction primarily due to the varying tax rates in each jurisdiction. Our quarterly tax provision is adjusted to reflect changes in our expected annual effective tax rates, if any.

Six Months Ended June 30, 2007 and 2006

The following table sets forth net income available to common shareholders and earnings per common share data:

	Six Months Ended
	June 30,
(U.S. dollars in thousands, except share data)	2007	2006

Net income available to common shareholders	$397,945	$267,471
Diluted net income per common share	$5.24	$3.52
Diluted weighted average common shares and common share equivalents outstanding	75,947,858	76,014,819

Net income available to common shareholders was $397.9 million for the 2007 period, compared to $267.5 million for the 2006 period. The increase in net income was primarily due to growth in investment income and an increase in underwriting income from our insurance and reinsurance operations, as discussed in “—Segment Information” below. Our net income available to common shareholders for the 2007 period represented a 24.0% annualized return on average common equity, compared to 20.7% for the 2006 period. For purposes of computing return on average common equity, average common equity has been calculated as the average of common shareholders’ equity outstanding at the beginning and ending of each period.

Diluted weighted average common shares and common share equivalents outstanding, used in the calculation of net income per common share, were 75.9 million in the 2007 period, compared to 76.0 million in the 2006 period. The weighted impact of share repurchases during the period on weighted average shares outstanding in the 2007 period was partially offset by increases in the dilutive effects of stock options and nonvested restricted stock calculated using the treasury stock method and the exercise of stock options.

Segment Information

Insurance Segment

The following table sets forth our insurance segment’s underwriting results:

	Six Months Ended
	June 30,
(U.S. dollars in thousands)	2007	2006

Gross premiums written	$1,345,935	$1,263,301
Net premiums written	880,172	806,556

Net premiums earned	$846,407	$766,131
Fee income	2,701	2,657
Losses and loss adjustment expenses	(531,980)	(499,174)
Acquisition expenses, net	(94,227)	(79,160)
Other operating expenses	(139,163)	(125,765)
Underwriting income	$83,738	$64,689

Underwriting Ratios
Loss ratio	62.9%	65.2%
Acquisition expense ratio (1)	10.9%	10.1%
Other operating expense ratio	16.4%	16.4%
Combined ratio	90.2%	91.7%

(2)          The acquisition expense ratio is adjusted to include certain fee income.

Underwriting Income.  The insurance segment’s underwriting income was $83.7 million for the 2007 period, compared to $64.7 million for the 2006 period. The combined ratio for the insurance segment was 90.2% for the 2007 period, compared to 91.7% for the 2006 period. The components of the insurance segment’s underwriting income are discussed below.

Premiums Written.  Gross premiums written by the insurance segment in the 2007 period were 6.5% higher than in the 2006 period, while net premiums written increased 9.1%. The larger growth rate in net premiums written primarily resulted from an increase in the percentage retained on certain short-tail business in 2007 along with changes in the insurance segment’s mix of business. A significant portion of the growth in net premiums written was generated by the insurance segment’s European operations primarily as a result of increases in professional liability, property and executive assurance lines. The balance of the growth was generated by the insurance segment’s U.S. operations primarily through increases in property lines, partially offset by reductions in casualty business. For information regarding net premiums written produced by major line of business and geographic location, refer to note 4, “Segment Information,” of the notes accompanying our consolidated financial statements.

Net Premiums Earned.  Net premiums earned by the insurance segment in the 2007 period were 10.5% higher than in the 2006 period, and reflect changes in net premiums written over the previous five quarters, including the mix and type of business written.

Losses and Loss Adjustment Expenses.  The insurance segment’s loss ratio was 62.9% for the 2007 period, compared to 65.2% for the 2006 period. The 2007 period loss ratio included 0.3 points related to estimated net adverse development in prior year loss reserves, compared to a 0.9 point reduction in the loss ratio related to estimated net favorable development in the 2006 period. The insurance segment’s results for the 2007 period also reflect better experience on current accident year property business than in the 2006 period.

Underwriting Expenses.  The underwriting expense ratio for the insurance segment was 27.3% in the 2007 period, compared to 26.5% in the 2006 period. The acquisition expense ratio was 10.9% for the 2007 period, compared to 10.1% for the 2006 period. The acquisition expense ratio is influenced by, among other things, (1) the amount of ceding commissions received from unaffiliated reinsurers and (2) the amount of business written on a surplus lines (non-admitted) basis. The increase in the 2007 period acquisition expense ratio primarily resulted from the reversal of contingent commission income that resulted from loss development which added 0.5 points. In addition, part of the increase was due to changes in the mix of business. The insurance segment’s other operating expense ratio was 16.4% for the 2007 and 2006 periods.

Reinsurance Segment

The following table sets forth our reinsurance segment’s underwriting results:

	Six Months Ended
	June 30,
(U.S. dollars in thousands)	2007	2006

Gross premiums written	$986,002	$1,063,909
Net premiums written	749,468	861,721

Net premiums earned	$650,498	$792,920
Fee income	1,359	2,616
Losses and loss adjustment expenses	(313,744)	(431,259)
Acquisition expenses, net	(143,178)	(199,093)
Other operating expenses	(33,780)	(27,431)
Underwriting income	$161,155	$137,753

Underwriting Ratios
Loss ratio	48.2%	54.4%
Acquisition expense ratio	22.0%	25.1%
Other operating expense ratio	5.2%	3.5%
Combined ratio	75.4%	83.0%

Underwriting Income.  The reinsurance segment’s underwriting income was $161.2 million for the 2007 period, compared to $137.8 million for the 2006 period. The combined ratio for the reinsurance segment was 75.4% for the 2007 period, compared to 83.0% for the 2006 period. The components of the reinsurance segment’s underwriting income are discussed below.

Premiums Written.  Gross premiums written by the reinsurance segment in the 2007 period were 7.3% lower than in the 2006 period. Growth in property and marine lines was offset by a reduction in casualty and other specialty business. The growth in property and marine lines was in response to current market opportunities as prices for catastrophe-exposed property and marine lines remained strong. The decrease in casualty and other specialty business was in response to increasing competition.

Ceded premiums written by the reinsurance segment were 24.0% of gross premiums written for the 2007 period, compared to 19.0% for the 2006 period. Arch Re Bermuda ceded $224.8 million, or 22.8% of gross premiums written, of certain lines of property and marine premiums written to Flatiron Re Ltd. in the 2007 period, compared to $160.1 million, or 15.1%, in the 2006 period. On an earned basis, Arch Re Bermuda ceded $138.5 million to Flatiron Re Ltd. in the 2007 period, compared to $43.6 million in the 2006 period.

Primarily as a result of the additional business ceded to Flatiron Re Ltd. discussed above, the decrease in net premiums written of 13.0% was greater than the 7.3% decrease in gross premiums written. For information regarding net premiums written produced by major line of business and geographic location, refer to note 4, “Segment Information,” of the notes accompanying our consolidated financial statements.

Net Premiums Earned.  Net premiums earned by the reinsurance segment in the 2007 period were 18.0% lower than in the 2006 period. The larger decrease in net premiums earned in the 2007 period, compared to the decrease in net premiums written, primarily resulted from the transactions with Flatiron Re Ltd. noted above and also reflects changes in net premiums written over the previous five quarters, including the mix and type of business written.

Losses and Loss Adjustment Expenses.  The reinsurance segment’s loss ratio was 48.2% in the 2007 period, compared to 54.4% for the 2006 period.  The loss ratio for the 2007 period reflected a 13.1 point reduction related to estimated net favorable development in prior year loss reserves, compared to a de minimis change in the 2006 period. The estimated net favorable development in the 2007 period was primarily in short-tail lines of business. In addition, a substantial portion of the change in the 2007 period loss ratio was due to changes in the reinsurance segment’s mix and type of business. The 2007 period loss ratio also reflected approximately 4.3 points of catastrophic activity, while the 2006 period loss ratio reflected approximately 3.5 points of catastrophic activity.

Underwriting Expenses.  The underwriting expense ratio for the reinsurance segment was 27.2% in the 2007 period, compared to 28.6% in the 2006 period. The acquisition expense ratio for the 2007 period was 22.0%, compared to 25.1% for the 2006 period. The acquisition expense ratio included commission income (in excess of the reimbursement of direct acquisition expenses) on the quota-share reinsurance treaty with Flatiron Re Ltd. which reduced the 2007 period acquisition expense ratio by 2.9 points, compared to 0.9 points in the 2006 period. In addition, the acquisition expense ratio for the 2007 period included 0.5 points related to prior year loss development, compared to a decrease of 0.6 points in the 2006 period. The reinsurance segment’s other operating expense ratio was 5.2% for the 2007 period, compared to 3.5% for the 2006 period. The higher ratio primarily resulted from expenses related to the reinsurance segment’s new property facultative reinsurance operation and the lower level of net premiums earned in the 2007 period.

Net Investment Income

Net investment income for the 2007 period was $230.0 million, compared to $170.8 million for the 2006 period. The increase in net investment income in the 2007 period primarily resulted from a higher level of average invested assets in the 2007 period and an increase in the pre-tax investment income yield to 4.97% for the 2007 period, compared to 4.44% for the 2006 period. These yields were calculated based on amortized cost. Yields on future investment income may vary based on financial market conditions, investment allocation decisions and other factors. In addition, net investment income for the 2007 period included $6.0 million of mark-to-market adjustments on investment funds included in other investments.

Net Realized Gains or Losses

Following is a summary of net realized gains (losses):

	Six Months Ended
	June 30,
(U.S. dollars in thousands)	2007	2006

Fixed maturities	($10,127)	($37,645)
Other investments	2,139	3,142
Other	3,250	(1,082)
Total	($4,738)	($35,585)

Currently, our portfolio is actively managed to maximize total return within certain guidelines. In assessing returns under this approach, we include net investment income, net realized gains and losses and the change in unrealized gains and losses generated by our investment portfolio. The effect of financial market movements on the investment portfolio will directly impact net realized gains and losses as the portfolio is adjusted and rebalanced. Total return on our portfolio under management, as reported to us by our investment advisors, for the 2007 period was 1.74%, compared to 0.79% for the 2006 period.

For the 2007 and 2006 periods, net realized losses on our fixed maturities of $10.1 million and $37.6 million, respectively, included provisions for declines in the market value of investments held in our available for sale portfolio which were considered to be other-than-temporary of $7.7 million and $16.5 million, respectively, based on reviews performed in each period. The declines in market value on such securities were primarily due to the current interest rate environment. For the 2007 and 2006 periods, the balance of $2.4 million and $21.1 million, respectively, of net realized losses on our fixed maturities resulted from the sale of securities. In the 2007 and 2006 periods, net realized gains or losses from the sale of fixed maturities primarily resulted from our decisions to reduce credit exposure, changes in duration targets and sales related to rebalancing the portfolio.

Other Expenses

Other expenses, which are included in our other operating expenses and part of our corporate and other segment (non-underwriting), primarily represent certain holding company costs necessary to support our worldwide insurance and reinsurance operations, share based compensation expense and costs associated with operating as a publicly traded company. Other expenses were $18.4 million for the 2007 period, compared to $14.1 million for the 2006 period, with the growth primarily related to an increase in share based compensation expense.

Net Foreign Exchange Gains or Losses

Net foreign exchange losses for the six months ended June 30, 2007 of $16.2 million consisted of net unrealized losses of $23.1 million and net realized gains of $6.9 million, compared to net foreign exchange losses for the 2006 period of $11.4 million, which consisted of net unrealized losses of $8.0 million and net realized losses of $3.4 million. Net unrealized foreign exchange gains or losses result from the effects of revaluing our net insurance liabilities required to be settled in foreign currencies at each balance sheet date. We hold investments in foreign currencies which are intended to mitigate our exposure to foreign currency fluctuations in our net insurance liabilities. However, changes in the value of such investments due to foreign currency rate movements are reflected as a direct increase or decrease to shareholders’ equity, as part of the “Change in unrealized appreciation (decline) in value of investments, net of deferred income tax” in accumulated other comprehensive income, and not in the statement of income.

Income Taxes

The effective tax rate on income before income taxes was 3.4% for the 2007 period, compared to 8.6% for the 2006 period. The reduction in the effective tax rate in the 2007 period, compared to the 2006 period, primarily resulted from a change in the relative mix of income reported by jurisdiction. Our effective tax rates may fluctuate from period to period based on the relative mix of income reported by jurisdiction primarily due to the varying tax rates in each jurisdiction. Our quarterly tax provision is adjusted to reflect changes in our expected annual effective tax rates, if any.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

Investable Assets

On a consolidated basis, our aggregate investable assets totaled $9.45 billion at June 30, 2007, compared to $9.09 billion at December 31, 2006, as detailed in the table below. The increase in investable assets in 2007 resulted primarily from cash flows from operations during the period, partially offset by share repurchases during 2007 and a decrease in the fair value of our investment portfolio. The decrease in the fair value of our investment portfolio was primarily due to an increase in the level of interest rates in the 2007 second quarter.

	June 30,	December 31,
(U.S. dollars in thousands)	2007	2006

Fixed maturities available for sale, at fair value	$6,923,478	$6,876,548
Fixed maturities pledged under securities lending agreements, at fair value (1)	1,085,757	860,803
Total fixed maturities	8,009,235	7,737,351
Short-term investments available for sale, at fair value	1,114,485	957,698
Cash	245,143	317,017
Other investments	461,835	307,082
Total cash and investments (1)	9,830,698	9,319,148
Securities transactions entered into but not settled at the balance sheet date	(379,670)	(227,941)
Total investable assets	$9,451,028	$9,091,207

(1) In our securities lending transactions, we receive collateral in excess of the fair value of the fixed maturities and short-term investments pledged under securities lending agreements. For purposes of this table, we have excluded $1.11 billion and $891.4 million, respectively, of collateral received which is reflected as “short-term investment of funds received under securities lending agreements, at fair value” and included $1.09 billion and $860.8 million, respectively, of “fixed maturities and short-term investments pledged under securities lending agreements, at fair value” at June 30, 2007 and December 31, 2006.

At June 30, 2007, our investment portfolio, which includes fixed maturity securities, short-term investments and other investments, had a “AA+” average Standard & Poor’s quality rating, an average effective duration of 3.3 years, and an average yield to maturity (imbedded book yield), before investment expenses, of 5.03%. At December 31, 2006, our fixed income portfolio had a “AAA” average Standard & Poor’s quality rating, an average effective duration of 3.2 years, and an average yield to maturity (imbedded book yield), before investment expenses, of 4.97%. At June 30, 2007, approximately $4.4 billion, or 46%, of our total cash and investments was internally managed, compared to $3.9 billion, or 42%, at December 31, 2006. Other investments totaled $461.8 million at June 30, 2007, compared to $307.1 million at December 31, 2006. Our investment commitments related to other investments totaled approximately $79.5 million at June 30, 2007. See Note 7, “Investment Information—Other Investments” of the notes accompanying our consolidated financial statements for further details.

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

Reinsurance Recoverables

We monitor the financial condition of our reinsurers and attempt to place coverages only with substantial, financially sound carriers. At June 30, 2007, approximately 90.3% of reinsurance recoverables on paid and unpaid losses (not including prepaid reinsurance premiums) of $1.68 billion were due from carriers which had an A.M. Best rating of “A-” or better and the largest reinsurance recoverable from any one carrier was less than 5.4% of our total shareholders’ equity. At December 31, 2006, approximately 92.3% of our reinsurance recoverables on paid and unpaid losses (not including prepaid reinsurance premiums) of $1.67 billion were due from carriers which had an A.M. Best rating of “A-” or better, and the largest reinsurance recoverable from any one carrier was less than 5.1%, respectively, of our total shareholders’ equity.

Reinsurance recoverables from Flatiron Re Ltd., which is not rated by A.M. Best, were $105.6 million at June 30, 2007, compared to $52.2 million at December 31, 2006. Flatiron Re Ltd. is required to contribute funds into a trust for the benefit of Arch Re Bermuda. The recoverable from Flatiron Re Ltd. was fully collateralized through such trust at June 30, 2007 and December 31, 2006.  See Note 5, “Reinsurance,” of the notes accompanying our consolidated financial Statements for further details on the quota share reinsurance treaty with Flatiron Re Ltd.

Reserves for Losses and Loss Adjustment Expenses

We establish reserves for losses and loss adjustment expenses (“Loss Reserves”) which represent estimates involving actuarial and statistical projections, at a given point in time, of our expectations of the ultimate settlement and administration costs of losses incurred. Estimating Loss Reserves is inherently difficult, which is exacerbated by the fact that we are a relatively new company with relatively limited historical experience upon which to base such estimates. We utilize actuarial models as well as available historical insurance industry loss ratio experience and loss development patterns to assist in the establishment of Loss Reserves. Actual losses and loss adjustment expenses paid will deviate, perhaps substantially, from the reserve estimates reflected in our financial statements. At June 30, 2007 and December 31, 2006, our Loss Reserves, net of unpaid losses and loss adjustment expenses recoverable, by type and by operating segment were as follows:

	June 30,	December 31,
(U.S. dollars in thousands)	2007	2006

Insurance:
Case reserves.	$682,008	$619,981
IBNR reserves	1,986,030	1,795,510
Total net reserves	$2,668,038	$2,415,491

Reinsurance:
Case reserves.	$588,254	$605,113
Additional case reserves	86,201	74,181
IBNR reserves	1,894,120	1,816,099
Total net reserves	$2,568,575	$2,495,393

Total:
Case reserves.	$1,270,262	$1,225,094
Additional case reserves	86,201	74,181
IBNR reserves	3,880,150	3,611,609
Total net reserves	$5,236,613	$4,910,884

At June 30, 2007 and December 31, 2006, the insurance segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	June 30,	December 31,
(U.S. dollars in thousands)	2007	2006

Casualty	$606,515	$564,959
Construction, surety and national accounts	454,557	385,149
Executive assurance	386,636	344,881
Professional liability	381,611	335,104
Programs	358,291	345,490
Property, marine and aviation.	322,177	304,004
Healthcare	144,755	125,913
Other	13,496	9,991
Total net reserves	$2,668,038	$2,415,491

At June 30, 2007 and December 31, 2006, the reinsurance segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	June 30,	December 31,
(U.S. dollars in thousands)	2007	2006

Casualty	$1,644,307	$1,545,363
Property excluding property catastrophe	307,661	306,990
Other specialty.	242,724	239,132
Marine and aviation	174,775	176,144
Property catastrophe	129,239	147,031
Other	69,869	80,733
Total net reserves	$2,568,575	$2,495,393

Shareholders’ Equity

Our shareholders’ equity was $3.70 billion at June 30, 2007, compared to $3.59 billion at December 31, 2006. The increase during 2007 of $113.4 million was primarily attributable to net income for 2007, partially offset by $255.0 million of share repurchases during the period and an after-tax decrease in the fair value of our investment portfolio. The decrease in the fair value of our investment portfolio was primarily due to an increase in the level of interest rates in the 2007 second quarter.

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

On a consolidated basis, our aggregate cash and invested assets totaled $9.45 billion at June 30, 2007, compared to $9.09 billion at December 31, 2006. ACGL’s readily available cash, short-term investments and marketable securities, excluding amounts held by our regulated insurance and reinsurance subsidiaries, totaled $16.2 million at June 30, 2007, compared to $14.2 million at December 31, 2006. During the six months ended June 30, 2007, ACGL received dividends of $286.0 million from Arch Re Bermuda which were used to fund the share repurchase program described below along with the payment of preferred dividends, interest expense and other corporate expenses.

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

Our insurance and reinsurance subsidiaries are required to maintain assets on deposit, which primarily consist of fixed maturities, with various regulatory authorities to support their operations. The assets on deposit are available to settle insurance and reinsurance liabilities to third parties. Our insurance and reinsurance subsidiaries also have investments in segregated portfolios primarily to provide collateral or guarantees for letters of credit to third parties. At June 30, 2007 and December 31, 2006, such amounts approximated $1.13 billion and $1.16 billion, respectively. In addition, certain of our operating subsidiaries maintain assets in trust accounts as collateral for insurance and reinsurance transactions with affiliated companies. At June 30, 2007 and December 31, 2006, such amounts approximated $3.65 billion and $3.61 billion, respectively.

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

Consolidated cash provided by operating activities was $273.9 million for the 2007 second quarter, compared to $400.0 million for the 2006 second quarter, and $677.0 million for the six months ended June 30, 2007, compared to $823.2 million for the 2006 period. The lower level of operating cash flows in the 2007 periods primarily resulted from a higher level of payments by our reinsurance operations to Flatiron Re Ltd. and an increase in paid losses as our insurance and reinsurance loss reserves have continued to mature. Cash flow from operating activities are provided by premiums collected, fee income, investment income and collected reinsurance recoverables, offset by losses and loss adjustment expense payments, reinsurance premiums paid, operating costs and current taxes paid.

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

On February 28, 2007, our board of directors authorized us to invest up to $1 billion in ACGL’s common shares through a share repurchase program. Repurchases under the program may be effected from time to time in open market or privately negotiated transactions through February 2009. For the six months ended June 30, 2007, we repurchased approximately 3.6 million common shares for an aggregate purchase price of $255.0 million. As a result of share repurchase transactions in 2007, book value per common share at June 30, 2007 was reduced by $1.10 per share. The timing and amount of the repurchase transactions under this program will depend on a variety of factors, including market conditions and corporate and regulatory considerations. In connection with the repurchase program, the Warburg Pincus funds waived their rights relating to share repurchases under their shareholders agreement with ACGL for all repurchases of common shares by ACGL under the repurchase program in open market transactions and certain privately negotiated transactions.

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

In August 2006, we entered into a five-year agreement for a $300 million unsecured revolving loan and letter of credit facility and a $1.0 billion secured letter of credit facility. The $300 million unsecured loan and letter of credit facility is also available for the issuance of unsecured letters of credit up to $100 million for our U.S.-based reinsurance operation. Including the secured letter of credit portion of the Credit Agreement and another letter of credit facility (together, the “LOC Facilities”), we have access to letter of credit facilities for up to a total of $1.45 billion. At June 30, 2007 and December 31, 2006, we had approximately $617.0 million and $663.7 million, respectively, in outstanding letters of credit under the LOC Facilities, which were secured by investments totaling $653.7 million and $728.7 million, respectively.

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

Book Value Per Common Share and Share Repurchases

The following table presents the calculation of book value per common share and the impact of transactions under the share repurchase program on book value per common share:

	June 30,	December 31,
(U.S. dollars in thousands, except share data)	2007	2006

Calculation of book value per common share:
Total shareholders’ equity	$3,704,067	$3,590,619
Less preferred shareholders’ equity	(325,000)	(325,000)
Common shareholders’ equity	3,379,067	3,265,619
Common shares outstanding (1)	71,273,285	74,270,466
Book value per common share	$47.41	$43.97

Effect of share repurchases during period:
Aggregate purchase price of shares repurchased	$254,973
Shares repurchased	3,638,642
Average price per share repurchased	$70.07

Estimated dilutive impact on ending book value per common share (2)	($1.10)

(1)        Excludes the effects of 5,641,834 and 5,669,994 stock options and 118,537 and 91,514 restricted stock units outstanding at June 30, 2007 and December 31, 2006, respectively.

(2)        As the average price per share repurchased during the period exceeded the book value per common share at June 30, 2007, the repurchase of shares during the period reduced book value per common share at that date.

Market Sensitive Instruments and Risk Management

In accordance with the SEC’s Financial Reporting Release No. 48, we performed a sensitivity analysis to determine the effects that market risk exposures could have on the future earnings, fair values or cash flows of our financial instruments as of June 30, 2007. (See section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Sensitive Instruments and Risk Management” included in our 2006 Annual Report on Form 10-K.) Market risk represents the risk of changes in the fair value of a financial instrument and is comprised of several components, including liquidity, basis and price risks. At June 30, 2007, material changes in market risk exposures that affect the quantitative and qualitative disclosures presented as of December 31, 2006 are as follows:

Investment Market Risk

Fixed Income Securities. We invest in interest rate sensitive securities, primarily debt securities. We consider the effect of interest rate movements on the market value of our fixed maturities, fixed maturities pledged under securities lending agreements, short-term investments and certain of our other investments which invest in fixed income securities and the corresponding change in unrealized appreciation. As interest rates rise, the market value of our interest rate sensitive securities falls, and the converse is also true. The following table summarizes the effect that an immediate, parallel shift in the interest rate yield curve would have had on the portfolio at June 30, 2007 and December 31, 2006. Based on historical observations, there is a low probability that all interest rate yield curves would shift in the same direction at the same time and, accordingly, the actual effect of interest rate movements may differ materially from the amounts set forth below. For further discussion on investment activity, please refer to “Investments.”

	Interest Rate Shift in Basis Points
(U.S. dollars in millions)	-100	-50	0	50	100

June 30, 2007:
Total market value	$9,745.7	$9,585.5	$9,427.6	$9,272.5	$9,120.6
Market value change from base	3.37%	1.67%	—	(1.64%)	(3.26%)
Change in unrealized value	$318.1	$157.9	—	($155.1)	($307.0)

December 31, 2006:
Total market value	$9,153.8	$9,007.0	$8,862.5	$8,720.5	$8,581.2
Market value change from base	3.29%	1.63%	—	(1.60%)	(3.17%)
Change in unrealized value	$291.3	$144.5	—	($142.0)	($281.3)

Another method that attempts to measure portfolio risk is Value-at-Risk (“VaR”). VaR attempts to take into account a broad cross-section of risks facing a portfolio by utilizing relevant securities volatility data skewed towards the most recent months and quarters. VaR measures the amount of a portfolio at risk for outcomes 1.65 standard deviations from the mean based on normal market conditions over a one year time horizon and is expressed as a percentage of the portfolio’s initial value. In other words, 95% of the time, should the risks taken into account in the VaR model perform per their historical tendencies, the portfolio’s loss in any one year period is expected to be less than or equal to the calculated VaR, stated as a percentage of the measured portfolio’s initial value. As of June 30, 2007, our portfolio’s VaR was estimated to be 3.64%, compared to an estimated 3.66% at December 31, 2006.

Equities and Privately Held Securities. Our investment portfolio includes an allocation to other investments which include investments in certain stock index funds, other preferred stocks and privately held securities. See Note 7, “Investment Information—Other Investments,” of the notes accompanying our consolidated financial Statements for additional disclosures concerning our other investments. At June 30, 2007 and December 31, 2006, the fair value of our investments in equities and privately held securities totaled $158.0 million and $139.6 million, respectively. These securities are exposed to price risk, which is the potential loss arising from decreases in the market value of equities. An immediate hypothetical 10% depreciation in the value of each equity position would reduce the fair value of such investments by approximately $15.8 million and $14.0 million, respectively, at June 30, 2007 and December 31, 2006 and would have decreased book value per common share by approximately $0.22 and $0.19, respectively.

Investment-Related Derivatives. We began to invest in certain derivative instruments in 2006 to replicate investment positions and to manage market exposures and duration risk. At June 30, 2007 and December 31, 2006, the notional value of the net long position for equity futures was $94.7 million and $78.6 million, respectively, and the notional value of the net short position for Treasury note futures was $48.3 million and $35.2 million, respectively. A 10% depreciation of the underlying exposure to these derivative instruments at June 30, 2007 and December 31, 2006 would have resulted in a reduction in net income of approximately $14.3 million and $11.4 million, respectively, and would have decreased book value per common share by $0.20 and $0.15, respectively.

Foreign Currency Exchange Risk

Foreign currency rate risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates. A 10% depreciation of the U.S. Dollar against other currencies under our outstanding contracts at June 30, 2007 and December 31, 2006, net of unrealized appreciation on our securities denominated in currencies other than the U.S. Dollar, would have resulted in unrealized gains of approximately $11.0 million and $14.8 million, respectively, and would have increased book value per common share by approximately $0.15 and $0.20, respectively. A 10% appreciation of the U.S. Dollar against other currencies under our outstanding contracts at June 30, 2007 and December 31, 2006, net of unrealized depreciation on our securities denominated in currencies other than the U.S. Dollar, would have resulted in unrealized losses of approximately $11.0 million and $14.8 million, respectively, and would have decreased book value per common share by approximately $0.15 and $0.20, respectively. Based on historical observations, there is a low probability that all foreign currency exchange rates would shift against the U.S. Dollar in the same direction and at the same time and, accordingly, the actual effect of foreign currency rate movements may differ materially from the amounts set forth above. For further discussion on foreign exchange activity, please refer to “Results of Operations.”

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

•            accuracy of those estimates and judgments utilized in the preparation of our financial statements, including those related to revenue recognition, insurance and other reserves, reinsurance recoverables, investment valuations, intangible assets, bad debts, income taxes, contingencies and litigation, and any determination to use the deposit method of accounting, which for a relatively new insurance and reinsurance company, like our company, are even more difficult to make than those made in a mature company since limited historical information has been reported to us through June 30, 2007;

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

Other Financial Information

The interim financial information included in this Quarterly Report on Form 10-Q as of and for the three and six months ended June 30, 2007 has not been audited by PricewaterhouseCoopers LLP. In reviewing such information, PricewaterhouseCoopers LLP has applied limited procedures in accordance with professional standards for reviews of interim financial information. However, their separate report included in this Quarterly Report on Form 10-Q for the 2007 second quarter states that they did not audit and they do not express an opinion on that interim financial information. Accordingly, you should restrict your reliance on their reports on such information. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their reports on the interim financial information because such reports do not constitute “reports” or “parts” of the registration statements prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act of 1933.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

We, in common with the insurance industry in general, are subject to litigation and arbitration in the normal course of our business. As of June 30, 2007, we were not a party to any material litigation or arbitration other than as a part of the ordinary course of business in relation to claims and reinsurance recoverable matters, none of which is expected by management to have a significant adverse effect on our results of operations and financial condition and liquidity.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes ACGL’s purchases of its common shares for the 2007 second quarter:

	Issuer Purchases of Equity Securities			Approximate
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Dollar Value of Shares that May Yet be Purchased Under the Plan or Programs(2)
4/1/2007-4/30/2007	—	—	223,104	$940,137
5/1/2007-5/31/2007	186	$70.80	1,533,975	$830,557
6/1/2007-6/30/2007	5,498	$70.69	1,198,796	$745,027
Total	5,684	$70.69	2,955,875	$745,027

(1)             ACGL repurchases shares, from time to time, from employees in order to facilitate the payment of withholding taxes on restricted shares granted. We purchased these shares at their fair market value, as determined by reference to the closing price of our common shares on the day the restricted shares vested.

(2)             On February 28, 2007, ACGL’s Board of Directors authorized ACGL to invest up to $1 billion in ACGL’s common shares through a share repurchase program. Repurchases under the program may be effected from time to time in open market or privately negotiated transactions through February 2009. The timing and amount of the repurchase transactions under this program will depend on a variety of factors, including market conditions and corporate and regulatory considerations. In connection with the repurchase program, the Warburg Pincus funds waived their rights relating to share repurchases under the shareholders agreement for all repurchases of common shares by ACGL under the repurchase program in open market transactions and certain privately negotiated transactions.

Item 4.  Submission of Matters to a Vote of Security Holders

(a)           The annual meeting of shareholders (the “Annual Meeting”) of ACGL was held on May 11, 2007.

(b)          Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to management’s nominees as listed in ACGL’s proxy statement, dated April 2, 2007 (the “Proxy Statement”).

(c)           The shareholders of ACGL (1) elected Class III Directors to hold office until the 2010 annual meeting of shareholders or until their successors are elected or qualified, (2) approved the ACGL 2007 Long Term Incentive and Share Award Plan, (3) approved the ACGL 2007 Employee Share Purchase Plan, (4) elected certain individuals as Designated Company Directors of certain of ACGL’s non-U.S. subsidiaries and (5) appoint PricewaterhouseCoopers LLP as independent registered public accounting firm for the fiscal year ending December 31, 2007. Set forth below are the voting results for these proposals:

Election of Class III Directors of ACGL

	FOR	WITHHOLD
Wolfe “Bill” H. Bragin Total:	68,402,519	808,696
John L. Bunce, Jr. Total:	66,677,448	2,533,767
Sean D. Carney Total:	68,852,393	358,822

Approval of ACGL 2007 Long Term Incentive and Share Award Plan

	FOR	AGAINST	ABSTAIN	BROKER NON-VOTE

Total:	46,649,751	17,833,133	198,188	4,503,143

Approval of ACGL 2007 Employee Share Purchase Plan

	FOR	AGAINST	ABSTAIN	BROKER NON-VOTE

Total:	64,010,276	463,480	207,316	4,503,143

Election of Designated Directors of Non-U.S. Subsidiaries

	FOR	AGAINST	ABSTAIN
James J. Ansaldi Total:	69,084,563	99,374	27,278
Graham B. Collis Total:	67,364,561	1,819,376	27,278
Marc Grandisson Total:	69,086,583	97,354	27,278
W. Preston Hutchings Total:	69,086,388	97,549	27,278
Constantine Iordanou Total:	69,085,613	98,324	27,278
Ralph E. Jones III Total:	69,086,021	97,916	27,278
Thomas G. Kaiser Total:	69,087,371	96,566	27,278
Mark D. Lyons Total:	69,085,701	98,236	27,278
Nicolas J. Metcalf Total:	69,086,526	97,411	27,278
Martin J. Nilsen Total:	69,087,471	96,466	27,278
Nicolas Papadopoulo Total:	69,086,388	97,549	27,278
Michael Quinn Total:	69,087,471	96,466	27,278
Maamoun Rajeh Total:	69,085,722	98,215	27,278

Paul S. Robotham Total:	67,365,764	1,818,173	27,278
Robert T. Van Gieson Total:	69,087,371	96,566	27,278
John D. Vollaro Total:	67,365,009	1,818,928	27,278	b

Ratification of Selection of PricewaterhouseCoopers LLP as Independent Registered Public Accounting Firm

	FOR	AGAINST	ABSTAIN

Total:	69,089,130	94,807	27,278

Item 5.  Other Information

In accordance with Section 10a(i)(2) of the Securities Exchange Act of 1934, as amended, we are responsible for disclosing non-audit services to be provided by our independent auditor, PricewaterhouseCoopers LLP, which are approved by the Audit Committee of our board of directors. During the 2007 second quarter, the Audit Committee approved engagements of PricewaterhouseCoopers LLP for the following permitted non-audit services: tax services, tax consulting and tax compliance.

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

ARCH CAPITAL GROUP LTD.
(REGISTRANT)

/s/ CONSTANTINE IORDANOU
Date: August 8, 2007	Constantine Iordanou
President and Chief Executive Officer (Principal Executive Officer) and Director

/s/ JOHN D. VOLLARO
Date: August 8, 2007	John D. Vollaro
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
15	Accountants’ Awareness Letter (regarding unaudited interim financial information)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002