Form 10-Q
period 2007-09-30
ARCH CAPITAL GROUP LTD.
filed 2007-11-09
CIK 947484

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒          No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒          Accelerated Filer ☐          Non-Accelerated Filer ☐

        Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐          No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common shares as of the latest practicable date.

Class	Outstanding at October 31, 2007
Common Shares, $0.01 par value	68,970,745

ARCH CAPITAL GROUP LTD.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Arch Capital Group Ltd.:

        We have reviewed the accompanying consolidated balance sheet of Arch Capital Group Ltd. and its subsidiaries (the "Company") as of September 30, 2007, and the related consolidated statements of income for each of the three-month and nine-month periods ended September 30, 2007 and 2006, and the consolidated statements of changes in shareholders' equity, comprehensive income and cash flows for each of the nine-month periods ended September 30, 2007 and 2006. These interim financial statements are the responsibility of the Company's management.

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

        We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2006, and the related consolidated statements of income, changes in shareholders' equity, comprehensive income, and cash flows for the year then ended (not presented herein), and in our report dated February 28, 2007 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2006, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/  PRICEWATERHOUSECOOPERS LLP
New York, New York
November 7, 2007

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share data)

	(Unaudited) September 30, 2007	December 31, 2006
Assets
Investments:
Fixed maturities available for sale, at fair value (amortized cost: 2007, $7,304,883; 2006, $6,858,970)	$7,342,238	$6,876,548
Short-term investments available for sale, at fair value (amortized cost: 2007, $1,305,419; 2006, $956,926)	1,315,903	957,698
Short-term investment of funds received under securities lending agreements, at fair value	920,306	891,376
Other investments (cost: 2007, $461,419; 2006, $282,923)	497,158	307,082

Total investments	10,075,605	9,032,704
Cash	250,804	317,017
Accrued investment income	70,697	68,440
Fixed maturities and short-term investments pledged under securities lending agreements, at fair value	884,375	860,803
Premiums receivable	902,987	749,961
Funds held by reinsureds	76,302	82,385
Unpaid losses and loss adjustment expenses recoverable	1,581,909	1,552,157
Paid losses and loss adjustment expenses recoverable	132,039	122,149
Prepaid reinsurance premiums	541,529	470,138
Deferred income tax assets, net	64,474	63,606
Deferred acquisition costs, net	301,974	290,999
Receivable for securities sold	82,383	190,168
Other assets	498,924	511,940

Total Assets	$15,464,002	$14,312,467

Liabilities
Reserve for losses and loss adjustment expenses	$6,949,449	$6,463,041
Unearned premiums	1,960,228	1,791,922
Reinsurance balances payable	336,134	301,679
Senior notes	300,000	300,000
Deposit accounting liabilities	43,681	45,107
Securities lending collateral	920,306	891,376
Payable for securities purchased	515,218	418,109
Other liabilities	564,191	510,614

Total Liabilities	11,589,207	10,721,848

Commitments and Contingencies
Shareholders' Equity
Non-cumulative preferred shares ($0.01 par value, 50,000,000 shares authorized)
—Series A (issued: 2007 and 2006, 8,000,000)	80	80
—Series B (issued: 2007 and 2006, 5,000,000)	50	50
Common shares ($0.01 par value, 200,000,000 shares authorized, issued: 2007, 69,141,795; 2006, 74,270,466)	691	743
Additional paid-in capital	1,577,284	1,944,304
Retained earnings	2,193,708	1,596,018
Accumulated other comprehensive income, net of deferred income tax	102,982	49,424

Total Shareholders' Equity	3,874,795	3,590,619

Total Liabilities and Shareholders' Equity	$15,464,002	$14,312,467

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(U.S. dollars in thousands, except share data)

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues
Net premiums written	$694,630	$747,225	$2,324,270	$2,415,502
Decrease (increase) in unearned premiums	40,899	10,348	(91,836)	(98,878)

Net premiums earned	735,529	757,573	2,232,434	2,316,624
Net investment income	113,181	101,622	343,169	272,451
Net realized gains (losses)	14,147	(11,115)	9,409	(46,700)
Fee income	1,610	2,269	5,670	7,542
Other income	2,696	—	3,565	—

Total revenues	867,163	850,349	2,594,247	2,549,917

Expenses
Losses and loss adjustment expenses	402,695	445,748	1,248,419	1,376,181
Acquisition expenses	131,424	117,529	368,829	395,782
Other operating expenses	95,545	82,791	286,863	250,135
Interest expense	5,524	5,361	16,570	16,567
Net foreign exchange losses	23,656	4,251	39,848	15,650

Total expenses	658,844	655,680	1,960,529	2,054,315

Income before income taxes	208,319	194,669	633,718	495,602
Income tax expense	2,113	2,371	16,645	28,127

Net income	206,206	192,298	617,073	467,475
Preferred dividends	6,461	6,488	19,383	14,194

Net income available to common shareholders	$199,745	$185,810	$597,690	$453,281

Net income per common share
Basic	$2.87	$2.54	$8.30	$6.20
Diluted	$2.76	$2.44	$8.00	$5.96
Weighted average common shares and common share equivalents outstanding
Basic	69,561,789	73,244,138	71,980,194	73,111,759
Diluted	72,378,940	76,283,910	74,734,343	76,108,510

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(U.S. dollars in thousands)

	(Unaudited) Nine Months Ended September 30,
	2007	2006
Non-Cumulative Preferred Shares
Balance at beginning of period	$130	$—
Preferred shares issued	—	130

Balance at end of period	130	130

Common Shares
Balance at beginning of year	743	733
Common shares issued, net	6	7
Purchases of common shares under share repurchase program	(58)	—

Balance at end of period	691	740

Additional Paid-in Capital
Balance at beginning of year	1,944,304	1,595,440
Cumulative effect of change in accounting for unearned stock grant compensation	—	(9,646)
Series A non-cumulative preferred shares issued	—	193,377
Series B non-cumulative preferred shares issued	—	120,881
Common shares issued	405	410
Exercise of stock options	15,094	17,585
Common shares retired	(403,027)	(1,279)
Amortization of share-based compensation	19,552	11,621
Other	956	525

Balance at end of period	1,577,284	1,928,914

Deferred Compensation Under Share Award Plan
Balance at beginning of year	—	(9,646)
Cumulative effect of change in accounting for unearned stock grant compensation	—	9,646

Balance at end of period	—	—

Retained Earnings
Balance at beginning of year	1,593,907	901,348
Adjustment to adopt SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140"	2,111	—

Balance at beginning of year, as adjusted	1,596,018	901,348
Dividends declared on preferred shares	(19,383)	(14,194)
Net income	617,073	467,475

Balance at end of period	2,193,708	1,354,629

Accumulated Other Comprehensive Income (Loss)
Balance at beginning of year	51,535	(7,348)
Adjustment to adopt SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140"	(2,111)	—

Balance at beginning of year, as adjusted	49,424	(7,348)
Change in unrealized appreciation in value of investments, net of deferred income tax	38,303	72,408
Foreign currency translation adjustments, net of deferred income tax	15,255	(3,224)

Balance at end of period	102,982	61,836

Total Shareholders' Equity	$3,874,795	$3,346,249

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(U.S. dollars in thousands)

	(Unaudited) Nine Months Ended September 30,
	2007	2006
Comprehensive Income
Net income	$617,073	$467,475
Other comprehensive income, net of deferred income tax
Unrealized appreciation in value of investments:
Unrealized holding gains arising during period	54,596	22,675
Reclassification of net realized (gains) losses, net of income taxes, included in net income	(16,293)	49,733
Foreign currency translation adjustments	15,255	(3,224)

Other comprehensive income	53,558	69,184

Comprehensive Income	$670,631	$536,659

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	(Unaudited) Nine Months Ended September 30,
	2007	2006
Operating Activities
Net income	$617,073	$467,475
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized (gains) losses	(9,180)	46,788
Other income	(3,565)	—
Share-based compensation	19,552	11,621
Changes in:
Reserve for losses and loss adjustment expenses, net of unpaid losses and loss adjustment expenses recoverable	454,607	684,107
Unearned premiums, net of prepaid reinsurance premiums	96,585	104,009
Premiums receivable	(149,684)	(228,099)
Deferred acquisition costs, net	(10,943)	3,551
Funds held by reinsureds	6,083	73,759
Reinsurance balances payable	31,496	162,430
Deferred income tax assets, net	(7,209)	(6,419)
Other liabilities	30,682	40,646
Other items, net	28,089	(109,882)

Net Cash Provided By Operating Activities	1,103,586	1,249,986

Investing Activities
Purchases of fixed maturity investments	(14,351,106)	(11,905,546)
Proceeds from sales of fixed maturity investments	13,639,106	10,328,588
Proceeds from redemptions and maturities of fixed maturity investments	494,512	371,202
Purchases of other investments	(229,227)	(215,052)
Proceeds from sales of other investments	62,329	6,329
Net purchases of short-term investments	(368,123)	(182,394)
Change in securities lending collateral	(28,930)	48,949
Purchases of furniture, equipment and other	(12,605)	(9,032)

Net Cash Used For Investing Activities	(794,044)	(1,556,956)

Financing Activities
Purchases of common shares under share repurchase program	(400,705)	—
Proceeds from common shares issued, net	8,639	12,165
Proceeds from preferred shares issued, net of issuance costs	—	314,388
Change in securities lending collateral	28,930	(48,949)
Excess tax benefits from share-based compensation	4,289	3,706
Preferred dividends paid	(19,383)	(10,892)

Net Cash (Used For) Provided By Financing Activities	(378,230)	270,418

Effects of exchange rate changes on foreign currency cash	2,475	2,214

Decrease in cash	(66,213)	(34,338)
Cash beginning of year	317,017	222,477

Cash end of period	$250,804	$188,139

Income taxes paid, net	$3,117	$35,446

Interest paid	$11,025	$11,067

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. General

        Arch Capital Group Ltd. ("ACGL") is a Bermuda public limited liability company which provides insurance and reinsurance on a worldwide basis through its wholly owned subsidiaries.

        The interim consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and include the accounts of ACGL and its wholly owned subsidiaries (together with ACGL, the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting of normally recurring accruals) necessary for a fair statement of results on an interim basis. The results of any interim period are not necessarily indicative of the results for a full year or any future periods.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted; however, management believes that the disclosures are adequate to make the information presented not misleading. This report should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2006, including the Company's audited consolidated financial statements and related notes and the section entitled "Risk Factors."

        To facilitate period-to-period comparisons, certain amounts in the 2006 consolidated financial statements have been reclassified to conform to the 2007 presentation. Such reclassifications had no effect on the Company's consolidated net income.

2. Share Transactions

  Share Repurchase Program

        On February 28, 2007, ACGL's board of directors authorized the investment of up to $1 billion in ACGL's common shares through a share repurchase program. Repurchases under the program may be effected from time to time in open market or privately negotiated transactions through February 2009. During the 2007 third quarter and nine months ended September 30, 2007, ACGL repurchased approximately 2.2 million and 5.8 million common shares, respectively, under the share repurchase program for an aggregate purchase price of $145.7 million and $400.7 million, respectively. As a result of the share repurchase transactions, book value per common share was reduced by $1.37 per share at September 30, 2007 and weighted average shares outstanding for the 2007 third quarter and nine months ended September 30, 2007 were reduced by 4.9 million and 2.3 million shares, respectively. The timing and amount of the repurchase transactions under this program will depend on a variety of factors, including market conditions and corporate and regulatory considerations. In connection with the repurchase program, the Warburg Pincus funds waived their rights relating to share repurchases under its shareholders agreement with ACGL for all repurchases of common shares by ACGL under the repurchase program in open market transactions and certain privately negotiated transactions.

  Non-Cumulative Preferred Shares

        During 2006, ACGL completed two public offerings of non-cumulative preferred shares ("Preferred Shares"). On February 1, 2006, $200.0 million principal amount of 8.0% series A non-cumulative preferred shares ("Series A Preferred Shares") were issued with net proceeds of $193.5 million and, on May 24, 2006, $125.0 million principal amount of 7.875% series B non-cumulative preferred shares ("Series B Preferred Shares") were issued with net proceeds of $120.9 million. The net proceeds of the offerings were used to support the underwriting activities of ACGL's insurance and reinsurance subsidiaries. ACGL has the right to redeem all or a portion of each series of Preferred Shares at a redemption price of $25.00 per share on or after (1) February 1, 2011 for the Series A Preferred Shares and (2) May 15, 2011 for the Series B Preferred Shares. Dividends on the Preferred Shares are non-cumulative. Consequently, in the event dividends are not declared on the Preferred Shares for any dividend period, holders of Preferred Shares will not be entitled to receive a dividend for such period, and such undeclared dividend will not accrue and will not be payable. Holders of Preferred Shares will be entitled to receive dividend payments only when, as and if declared by ACGL's board of directors or a duly authorized committee of the board of directors. Any such dividends will be payable from the date of original issue on a non-cumulative basis, quarterly in arrears. To the extent declared, these dividends will accumulate, with respect to each dividend period, in an amount per share equal to 8.0% of the $25.00 liquidation preference per annum for the Series A Preferred Shares and 7.875% of the $25.00 liquidation preference per annum for the Series B Preferred Shares. At September 30, 2007, the Company had declared an aggregate of $3.3 million of dividends to be paid (subject to certain conditions) to holders of the Preferred Shares.

  Share-Based Compensation

        As required by the provisions of Financial Accounting Standards Board ("FASB") Statement No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123(R)"), the Company recorded after-tax share-based compensation expense related to stock options in the 2007 third quarter of $1.4 million, or $0.02 per diluted share, compared to $1.6 million, or $0.02 per diluted share, in the 2006 third quarter, and $5.8 million, or $0.08 per diluted share, for the nine months ended September 30, 2007, compared to $4.4 million, or $0.06 per diluted share, for the nine months ended September 30, 2006.

3. Debt and Financing Arrangements

  Senior Notes

        On May 4, 2004, ACGL completed a public offering of $300 million principal amount of 7.35% senior notes ("Senior Notes") due May 1, 2034 and received net proceeds of $296.4 million. ACGL used $200 million of the net proceeds to repay all amounts outstanding under a revolving credit agreement. The Senior Notes are ACGL's senior unsecured obligations and rank equally with all of its existing and future senior unsecured indebtedness. Interest payments on the Senior Notes are due on May 1st and November 1st of each year. ACGL may redeem the Senior Notes at any time and from time to time, in whole or in part, at a "make-whole" redemption price. For the nine months ended September 30, 2007 and 2006, interest expense on the Senior Notes was approximately $16.6 million. The market value of the Senior Notes at September 30, 2007 and December 31, 2006 was $315.0 million and $332.0 million, respectively.

  Letter of Credit and Revolving Credit Facilities

        As of September 30, 2007, the Company had a $300 million unsecured revolving loan and letter of credit facility and a $1.0 billion secured letter of credit facility (the "Credit Agreement"). The $300 million unsecured revolving loan is also available for the issuance of unsecured letters of credit up to $100 million for Arch Reinsurance Company ("Arch Re U.S."). Borrowings of revolving loans may be made by ACGL and Arch Re U.S. at a variable rate based on LIBOR or an alternative base rate at the option of the Company. Secured letters of credit are available for issuance on behalf of the Company's insurance and reinsurance subsidiaries. Issuance of letters of credit and borrowings under the Credit Agreement are subject to the Company's compliance with certain covenants and conditions, including absence of a material adverse change. These covenants require, among other things, that the Company maintain a debt to shareholders' equity ratio of not greater than 0.35 to 1 and shareholders' equity in excess of $1.95 billion plus 25% of future aggregate net income for each quarterly period (not including any future net losses) beginning after September 30, 2006 and 25% of future aggregate proceeds from the issuance of common or preferred equity and that the Company's principal insurance and reinsurance subsidiaries maintain at least a "B++" rating from A.M. Best. In addition, certain of the Company's subsidiaries which are party to the Credit Agreement are required to maintain minimum shareholders' equity levels. The Company was in compliance with all covenants contained in the Credit Agreement at September 30, 2007. The Credit Agreement expires on August 30, 2011.

        Including the secured letter of credit portion of the Credit Agreement and another letter of credit facility (together, the "LOC Facilities"), the Company has access to letter of credit facilities for up to a total of $1.45 billion. The principal purpose of the LOC Facilities is to issue, as required, evergreen standby letters of credit in favor of primary insurance or reinsurance counterparties with which the Company has entered into reinsurance arrangements to ensure that such counterparties are permitted to take credit for reinsurance obtained from the Company's reinsurance subsidiaries in United States jurisdictions where such subsidiaries are not licensed or otherwise admitted as an insurer, as required under insurance regulations in the United States, and to comply with requirements of Lloyd's of London in connection with qualifying quota share and other arrangements. The amount of letters of credit issued is driven by, among other things, the timing and payment of catastrophe losses, loss development of existing reserves, the payment pattern of such reserves, the further expansion of the Company's business and the loss experience of such business. When issued, certain letters of credit are secured by a portion of the Company's investment portfolio. In addition, the LOC Facilities also require the maintenance of certain covenants, which the Company was in compliance with at September 30, 2007. At such date, the Company had approximately $619.0 million in outstanding letters of credit under the LOC Facilities, which were secured by investments totaling $663.1 million. The other letter of credit facility was amended and restated in December 2006. It is anticipated that the LOC Facilities will be renewed (or replaced) on expiry, but such renewal (or replacement) will be subject to the availability of credit from banks which the Company utilizes. In addition to letters of credit, the Company has and may establish insurance trust accounts in the U.S. and Canada to secure its reinsurance amounts payable as required.

4. Segment Information

        The Company classifies its businesses into two underwriting segments—insurance and reinsurance—and a corporate and other segment (non-underwriting). The Company's insurance and reinsurance operating segments each have segment managers who are responsible for the overall profitability of their respective segments and who are directly accountable to the Company's chief operating decision makers, the President and Chief Executive Officer of ACGL and the Chief Financial Officer of ACGL. The chief operating decision makers do not assess performance, measure return on equity or make resource allocation decisions on a line of business basis. The Company determined its reportable operating segments using the management approach described in SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

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

        The insurance segment consists of the Company's insurance underwriting subsidiaries which primarily write on both an admitted and non-admitted basis. The insurance segment consists of eight product lines: casualty; construction, surety and national accounts; executive assurance; healthcare; professional liability; programs; property, marine and aviation; and other (consisting of collateral protection, excess workers' compensation and employers' liability business).

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

        The corporate and other segment (non-underwriting) includes net investment income, other income (loss), other expenses incurred by the Company, interest expense, net realized gains or losses, net foreign exchange gains or losses and income taxes. In addition, results for the corporate and other segment include dividends on the Company's non-cumulative preferred shares.

        The following tables set forth an analysis of the Company's underwriting income by segment, together with a reconciliation of underwriting income to net income available to common shareholders:

	(Unaudited) Three Months Ended September 30, 2007
(U.S. dollars in thousands)
	Insurance	Reinsurance	Total
Gross premiums written(1)	$722,688	$286,272	$999,159
Net premiums written(1)	460,019	234,611	694,630
Net premiums earned(1)	$429,584	$305,945	$735,529
Fee income	1,036	574	1,610
Losses and loss adjustment expenses	(273,896)	(128,799)	(402,695)
Acquisition expenses, net	(52,880)	(78,544)	(131,424)
Other operating expenses	(68,548)	(22,153)	(90,701)

Underwriting income	$35,296	$77,023	112,319

Net investment income			113,181
Net realized gains			14,147
Other income			2,696
Other expenses			(4,844)
Interest expense			(5,524)
Net foreign exchange losses			(23,656)

Income before income taxes			208,319
Income tax expense			(2,113)

Net income			206,206
Preferred dividends			(6,461)

Net income available to common shareholders			$199,745

Underwriting Ratios
Loss ratio	63.8%	42.1%	54.7%
Acquisition expense ratio(2)	12.1%	25.7%	17.8%
Other operating expense ratio	16.0%	7.2%	12.3%

Combined ratio	91.9%	75.0%	84.8%

(1)
Certain amounts included in the gross premiums written of each segment are related to intersegment transactions. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total. The insurance segment and reinsurance segment results include $0.1 million and $9.8 million, respectively, of gross and net premiums written and $0.2 million and $10.0 million, respectively, of net premiums earned assumed through intersegment transactions.

(2)
The acquisition expense ratio is adjusted to include policy-related fee income.

	(Unaudited) Three Months Ended September 30, 2006
(U.S. dollars in thousands)
	Insurance	Reinsurance	Total
Gross premiums written(1)	$750,609	$366,833	$1,105,165
Net premiums written(1)	470,619	276,606	747,225
Net premiums earned(1)	$424,657	$332,916	$757,573
Fee income	1,293	976	2,269
Losses and loss adjustment expenses	(261,553)	(184,195)	(445,748)
Acquisition expenses, net	(43,162)	(74,367)	(117,529)
Other operating expenses	(63,350)	(12,987)	(76,337)

Underwriting income	$57,885	$62,343	120,228

Net investment income			101,622
Net realized losses			(11,115)
Other income			—
Other expenses			(6,454)
Interest expense			(5,361)
Net foreign exchange losses			(4,251)

Income before income taxes			194,669
Income tax expense			(2,371)

Net income			192,298
Preferred dividends			(6,488)

Net income available to common shareholders			$185,810

Underwriting Ratios
Loss ratio	61.6%	55.3%	58.8%
Acquisition expense ratio(2)	10.0%	22.3%	15.4%
Other operating expense ratio	14.9%	3.9%	10.1%

Combined ratio	86.5%	81.5%	84.3%

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

(2)
The acquisition expense ratio is adjusted to include certain fee income.

	(Unaudited) Nine Months Ended September 30, 2007
(U.S. dollars in thousands)
	Insurance	Reinsurance	Total
Gross premiums written(1)	$2,068,623	$1,272,274	$3,311,983
Net premiums written(1)	1,340,191	984,079	2,324,270
Net premiums earned(1)	$1,275,991	$956,443	$2,232,434
Fee income	3,737	1,933	5,670
Losses and loss adjustment expenses	(805,876)	(442,543)	(1,248,419)
Acquisition expenses, net	(147,107)	(221,722)	(368,829)
Other operating expenses	(207,711)	(55,933)	(263,644)

Underwriting income	$119,034	$238,178	357,212

Net investment income			343,169
Net realized gains			9,409
Other income			3,565
Other expenses			(23,219)
Interest expense			(16,570)
Net foreign exchange losses			(39,848)

Income before income taxes			633,718
Income tax expense			(16,645)

Net income			617,073
Preferred dividends			(19,383)

Net income available to common shareholders			$597,690

Underwriting Ratios
Loss ratio	63.2%	46.3%	55.9%
Acquisition expense ratio(2)	11.3%	23.2%	16.4%
Other operating expense ratio	16.3%	5.8%	11.8%

Combined ratio	90.8%	75.3%	84.1%

(1)
Certain amounts included in the gross premiums written of each segment are related to intersegment transactions. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total. The insurance segment and reinsurance segment results include $0.9 million and $28.1 million, respectively, of gross and net premiums written and $1.0 million and $31.4 million, respectively, of net premiums earned assumed through intersegment transactions.

(2)
The acquisition expense ratio is adjusted to include policy-related fee income.

	(Unaudited) Nine Months Ended September 30, 2006
(U.S. dollars in thousands)
	Insurance	Reinsurance	Total
Gross premiums written(1)	$2,013,910	$1,430,742	$3,409,253
Net premiums written(1)	1,277,175	1,138,327	2,415,502
Net premiums earned(1)	$1,190,788	$1,125,836	$2,316,624
Fee income	3,950	3,592	7,542
Losses and loss adjustment expenses	(760,727)	(615,454)	(1,376,181)
Acquisition expenses, net	(122,322)	(273,460)	(395,782)
Other operating expenses	(189,115)	(40,418)	(229,533)

Underwriting income	$122,574	$200,096	322,670

Net investment income			272,451
Net realized losses			(46,700)
Other income			—
Other expenses			(20,602)
Interest expense			(16,567)
Net foreign exchange losses			(15,650)

Income before income taxes			495,602
Income tax expense			(28,127)

Net income			467,475
Preferred dividends			(14,194)

Net income available to common shareholders			$453,281

Underwriting Ratios
Loss ratio	63.9%	54.7%	59.4%
Acquisition expense ratio(2)	10.1%	24.3%	17.0%
Other operating expense ratio	15.9%	3.6%	9.9%

Combined ratio	89.9%	82.6%	86.3%

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

        Set forth below is summary information regarding net premiums written and earned by major line of business and net premiums written by client location for the insurance segment:

	(Unaudited) Three Months Ended September 30,
	2007			2006
INSURANCE SEGMENT (U.S. dollars in thousands)	Amount		% of Total	Amount	% of Total
Net premiums written(1)
Professional liability	$94,816		20.6	$88,948	18.9
Property, marine and aviation	85,361		18.6	107,395	22.8
Programs	67,792		14.7	64,558	13.7
Construction, surety and national accounts	67,776		14.7	74,870	15.9
Executive assurance	46,845		10.2	51,769	11.0
Casualty	46,209		10.0	51,659	11.0
Healthcare	15,952		3.5	17,051	3.6
Other	35,268	(2)	7.7	14,369	3.1

Total	$460,019		100.0	$470,619	100.0

Net premiums earned(1)
Professional liability	$81,726		19.0	$71,165	16.7
Property, marine and aviation	81,430		19.0	89,294	21.0
Programs	59,518		13.9	58,066	13.7
Construction, surety and national accounts	72,061		16.8	65,696	15.5
Executive assurance	46,481		10.8	49,641	11.7
Casualty	50,049		11.6	61,903	14.6
Healthcare	16,249		3.8	17,595	4.1
Other	22,070	(2)	5.1	11,297	2.7

Total	$429,584		100.0	$424,657	100.0

Net premiums written by client location(1)
United States	$356,246		77.5	$364,726	77.5
Europe	57,686		12.5	69,012	14.7
Other	46,087		10.0	36,881	7.8

Total	$460,019		100.0	$470,619	100.0

(1)
Insurance segment results include premiums written and earned assumed through intersegment transactions of $0.1 million and $0.2 million, respectively, for the 2007 third quarter and $0.2 million and $0.3 million, respectively, for the 2006 third quarter. Insurance segment results exclude premiums written and earned ceded through intersegment transactions of $9.8 million and $10.0 million, respectively, for the 2007 third quarter and $12.0 million and $12.3 million, respectively, for the 2006 third quarter.

(2)
Includes excess workers' compensation and employers' liability business.

	(Unaudited) Nine Months Ended September 30,
	2007			2006
INSURANCE SEGMENT (U.S. dollars in thousands)	Amount		% of Total	Amount	% of Total
Net premiums written(1)
Property, marine and aviation	$274,929		20.5	$250,753	19.6
Professional liability	246,822		18.4	214,957	16.8
Construction, surety and national accounts	215,487		16.1	222,216	17.4
Programs	185,270		13.8	181,604	14.2
Casualty	146,539		10.9	169,052	13.2
Executive assurance	138,840		10.4	151,201	11.9
Healthcare	49,866		3.7	49,365	3.9
Other	82,438	(2)	6.2	38,027	3.0

Total	$1,340,191		100.0	$1,277,175	100.0

Net premiums earned(1)
Property, marine and aviation	$255,621		20.0	$207,045	17.4
Professional liability	240,997		18.9	190,849	16.0
Construction, surety and national accounts	206,725		16.2	200,366	16.8
Programs	172,764		13.5	172,933	14.5
Casualty	154,161		12.1	185,832	15.6
Executive assurance	139,269		10.9	149,424	12.6
Healthcare	53,200		4.2	52,141	4.4
Other	53,254	(2)	4.2	32,198	2.7

Total	$1,275,991		100.0	$1,190,788	100.0

Net premiums written by client location(1)
United States	$1,037,984		77.5	$1,032,924	80.9
Europe	193,589		14.4	156,525	12.2
Other	108,618		8.1	87,726	6.9

Total	$1,340,191		100.0	$1,277,175	100.0

(1)
Insurance segment results include premiums written and earned assumed through intersegment transactions of $0.9 million and $1.0 million, respectively, for the nine months ended September 30, 2007 and $1.0 million and $1.7 million, respectively, for the nine months ended September 30, 2006. Insurance segment results exclude premiums written and earned ceded through intersegment transactions of $28.1 million and $31.4 million, respectively, for the nine months ended September 30, 2007 and $34.4 million and $37.4 million, respectively, for the nine months ended September 30, 2006.

(2)
Includes excess workers' compensation and employers' liability business.

        The following table sets forth the reinsurance segment's net premiums written and earned by major line of business and type of business, together with net premiums written by client location:

	(Unaudited) Three Months Ended September 30,
	2007		2006
REINSURANCE SEGMENT (U.S. dollars in thousands)	Amount	% of Total	Amount	% of Total
Net premiums written(1)
Casualty(2)	$103,718	44.2	$131,719	47.6
Property excluding property catastrophe(3)	43,341	18.5	56,984	20.6
Property catastrophe	35,268	15.1	31,052	11.2
Other specialty	33,145	14.1	36,798	13.3
Marine and aviation	17,903	7.6	21,774	7.9
Other	1,236	0.5	(1,721)	(0.6)

Total	$234,611	100.0	$276,606	100.0

Net premiums earned(1)
Casualty(2)	$115,862	37.9	$151,820	45.6
Property excluding property catastrophe(3)	62,699	20.5	71,192	21.4
Property catastrophe	53,703	17.5	38,378	11.5
Other specialty	49,232	16.1	48,865	14.7
Marine and aviation	21,889	7.2	22,929	6.9
Other	2,560	0.8	(268)	(0.1)

Total	$305,945	100.0	$332,916	100.0

Net premiums written(1)
Pro rata	$185,329	79.0	$220,552	79.7
Excess of loss	49,282	21.0	56,054	20.3

Total	$234,611	100.0	$276,606	100.0

Net premiums earned(1)
Pro rata	$211,169	69.0	$243,473	73.1
Excess of loss	94,776	31.0	89,443	26.9

Total	$305,945	100.0	$332,916	100.0

Net premiums written by client location(1)
United States	$129,079	55.0	$145,647	52.7
Bermuda	49,028	20.9	38,285	13.8
Europe	43,481	18.5	67,064	24.2
Other	13,023	5.6	25,610	9.3

Total	$234,611	100.0	$276,606	100.0

(1)
Reinsurance segment results include premiums written and earned assumed through intersegment transactions of $9.8 million and $10.0 million, respectively, for the 2007 third quarter and $12.0 million and $12.3 million, respectively, for the 2006 third quarter. Reinsurance segment results exclude premiums written and earned ceded through intersegment transactions of $0.1 million and $0.2 million, respectively, for the 2007 third quarter and $0.2 million and $0.3 million, respectively, for the 2006 third quarter.

(2)
Includes professional liability and executive assurance business.

(3)
Includes facultative business.

	(Unaudited) Nine Months Ended September 30,
	2007		2006
REINSURANCE SEGMENT (U.S. dollars in thousands)	Amount	% of Total	Amount	% of Total
Net premiums written(1)
Casualty(2)	$358,300	36.4	$470,823	41.4
Property excluding property catastrophe(3)	207,638	21.1	252,551	22.2
Property catastrophe	193,441	19.7	135,174	11.9
Other specialty	135,112	13.7	194,555	17.1
Marine and aviation	81,430	8.3	83,752	7.3
Other	8,158	0.8	1,472	0.1

Total	$984,079	100.0	$1,138,327	100.0

Net premiums earned(1)
Casualty(2)	$387,418	40.5	$506,491	45.0
Property excluding property catastrophe(3)	200,475	21.0	232,480	20.6
Property catastrophe	126,545	13.2	136,965	12.2
Other specialty	153,856	16.1	177,754	15.8
Marine and aviation	78,532	8.2	70,280	6.2
Other	9,617	1.0	1,866	0.2

Total	$956,443	100.0	$1,125,836	100.0

Net premiums written(1)
Pro rata	$634,116	64.4	$781,525	68.7
Excess of loss	349,963	35.6	356,802	31.3

Total	$984,079	100.0	$1,138,327	100.0

Net premiums earned(1)
Pro rata	$682,423	71.4	$860,199	76.4
Excess of loss	274,020	28.6	265,637	23.6

Total	$956,443	100.0	$1,125,836	100.0

Net premiums written by client location(1)
United States	$589,526	59.9	$651,639	57.2
Europe	205,529	20.9	305,990	26.9
Bermuda	147,720	15.0	105,967	9.3
Other	41,304	4.2	74,731	6.6

Total	$984,079	100.0	$1,138,327	100.0

(1)
Reinsurance segment results include premiums written and earned assumed through intersegment transactions of $28.1 million and $31.4 million, respectively, for the nine months ended September 30, 2007 and $34.4 million and $37.4 million, respectively, for the nine months ended September 30, 2006. Reinsurance segment results exclude premiums written and earned ceded through intersegment transactions of $0.9 million and $1.0 million, respectively, for the nine months ended September 30, 2007 and $1.0 million and $1.7 million, respectively, for the nine months ended September 30, 2006.

(2)
Includes professional liability and executive assurance business.

(3)
Includes facultative business.

5.    Reinsurance

        In the normal course of business, the Company's insurance subsidiaries cede a substantial portion of their premium through pro rata, excess of loss and facultative reinsurance agreements. The Company's reinsurance subsidiaries purchase retrocessional coverage as part of their risk management program. In addition, the Company's reinsurance subsidiaries participate in "common account" retrocessional arrangements for certain pro rata treaties. Such arrangements reduce the effect of individual or aggregate losses to all companies participating on such treaties, including the reinsurers, such as the Company's reinsurance subsidiaries, and the ceding company. Reinsurance recoverables are recorded as assets, predicated on the reinsurers' ability to meet their obligations under the reinsurance agreements. If the reinsurers are unable to satisfy their obligations under the agreements, the Company's insurance or reinsurance subsidiaries would be liable for such defaulted amounts.

        The effects of reinsurance on the Company's written and earned premiums and losses and loss adjustment expenses with unaffiliated reinsurers were as follows:

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
(U.S. dollars in thousands)
	2007	2006	2007	2006
Premiums Written
Direct	$700,919	$735,791	$2,024,759	$1,972,740
Assumed	298,240	369,374	1,287,224	1,436,513
Ceded	(304,529)	(357,940)	(987,713)	(993,751)

Net	$694,630	$747,225	$2,324,270	$2,415,502

Premiums Earned
Direct	$666,127	$648,014	$1,958,308	$1,832,893
Assumed	382,256	412,408	1,205,931	1,308,954
Ceded	(312,854)	(302,849)	(931,805)	(825,223)

Net	$735,529	$757,573	$2,232,434	$2,316,624

Losses and Loss Adjustment Expenses
Direct	$387,075	$354,199	$1,124,800	$1,222,245
Assumed	156,807	208,292	535,228	704,057
Ceded	(141,187)	(116,743)	(411,609)	(550,121)

Net	$402,695	$445,748	$1,248,419	$1,376,181

        The Company monitors the financial condition of its reinsurers and attempts to place coverages only with substantial, financially sound carriers. At September 30, 2007 and December 31, 2006, approximately 89.0% and 92.3%, respectively, of the Company's reinsurance recoverables on paid and unpaid losses (not including prepaid reinsurance premiums) of $1.71 billion and $1.67 billion, respectively, were due from carriers which had an A.M. Best rating of "A-" or better. At September 30, 2007 and December 31, 2006, the largest reinsurance recoverables from any one carrier were less than 5.1% of the Company's total shareholders' equity.

        On December 29, 2005, Arch Reinsurance Ltd. ("Arch Re Bermuda") entered into a quota share reinsurance treaty with Flatiron Re Ltd., a newly-formed Bermuda reinsurance company, pursuant to which Flatiron Re Ltd. is assuming a 45% quota share (the "Treaty") of certain lines of property and marine business underwritten by Arch Re Bermuda for unaffiliated third parties for the 2006 and 2007 underwriting years (January 1, 2006 to December 31, 2007). The quota share is subject to decrease by Arch Re Bermuda under certain circumstances. Effective June 28, 2006, the parties amended the Treaty to increase the percentage ceded to Flatiron Re Ltd. from 45% to 70% of all covered business bound by Arch Re Bermuda from (and including) June 28, 2006 until (and including) August 15, 2006 provided such business did not incept beyond September 30, 2006. The ceding percentage for all business bound outside of this period will continue to be 45%, subject to adjustment as provided under the Treaty.

        Flatiron Re Ltd. is required to contribute funds into a trust for the benefit of Arch Re Bermuda (the "Trust"). Effective June 28, 2006, the parties amended the Treaty to provide that, for the period ending on December 31 of the final underwriting year covered by the Treaty, the amount required to be on deposit in the Trust, together with certain other amounts, will be an amount equal to the greater of (1) $800 million and (2) a calculated amount estimated to cover ceded losses arising from in excess of two 1-in-250 year events for the applicable forward twelve-month period (the "Requisite Funded Amount"). For the period after the end of the final underwriting year covered by the Treaty through the earning of all written premium, the Requisite Funded Amount will be the calculated amount described in clause "(2)" above. If the actual amounts on deposit in the Trust, together with certain other amounts (the "Funded Amount"), do not at least equal the Requisite Funded Amount, Arch Re Bermuda will, among other things, reduce the percentage of business ceded on a prospective basis and, at Arch Re Bermuda's option under certain circumstances, recapture unearned premium reserves and reassume losses that would have been ceded in respect of such unearned premiums. No assurances can be given that actual losses will not exceed the Requisite Funded Amount or that Flatiron Re Ltd. will make, or will have the ability to make, the required contributions into the Trust. Arch Re Bermuda will have the right to terminate its obligations to cede business to Flatiron Re Ltd. if, among other things, the assets held in the Trust do not meet certain conditions, if ceded unpaid loss reserves equal or exceed the Funded Amount or if the direct or indirect ownership of Flatiron Re Ltd. changes in certain respects.

        Arch Re Bermuda pays to Flatiron Re Ltd. a reinsurance premium in the amount of the ceded percentage of the original gross written premium on the business reinsured with Flatiron Re Ltd. less a ceding commission, which includes a reimbursement of direct acquisition expenses as well as a commission to Arch Re Bermuda for generating the business. The Treaty also provides for a profit commission to Arch Re Bermuda based on the underwriting results for the 2006 and 2007 underwriting years on a cumulative basis. For the 2007 third quarter, $51.4 million of premiums written, $68.0 million of premiums earned and $30.9 million of losses and loss adjustment expenses were ceded to Flatiron Re Ltd. by Arch Re Bermuda, compared to $77.8 million of premiums written, $52.0 million of premiums earned and $17.5 million of losses and loss adjustment expenses for the 2006 third quarter. For the nine months ended September 30, 2007, $276.2 million of premiums written, $206.5 million of premiums earned and $84.4 million of losses and loss adjustment expenses were ceded to Flatiron Re Ltd. by Arch Re Bermuda, compared to $237.9 million of premiums written, $95.6 million of premiums earned and $31.1 million of losses and loss adjustment expenses for the nine months ended September 30, 2006. Reinsurance recoverables from Flatiron Re Ltd., which is not rated by A.M. Best, were $136.6 million at September 30, 2007, compared to $52.2 million at December 31, 2006. Flatiron Re Ltd. is required to contribute funds into a trust for the benefit of Arch Re Bermuda. The recoverable from Flatiron Re Ltd. was fully collateralized through such trust at September 30, 2007 and December 31, 2006.

6.     Deposit Accounting

        Certain assumed reinsurance contracts are deemed, under current financial accounting standards, not to transfer insurance risk, and are accounted for using the deposit method of accounting. To meet risk transfer requirements, a reinsurance contract must include both insurance risk, consisting of underwriting and timing risk, and it must be reasonably possible that the reinsurer may realize a significant loss under the contract. For those contracts that do not transfer timing risk or sufficient underwriting risk, the estimated profit margin is deferred and amortized over the contract period and such amount is included in the Company's underwriting results. When the estimated profit margin is explicit, the margin is reflected as fee income and any adverse financial results on such contracts are reflected as incurred losses. Although such deposit liabilities arise from contracts that the Company sold for which there is not a significant transfer of risk, it is possible that the Company could incur financial losses on such contracts. The Company recorded fee income on such contracts of $0.6 million and $0.3 million, respectively, for the 2007 and 2006 third quarters, and $1.9 million and $2.9 million, respectively, for the nine months ended September 30, 2007 and 2006. When the estimated profit margin is implicit, the margin is reflected as an offset to paid losses and any adverse financial results on such contracts are reflected as incurred losses. The Company recorded an increase to incurred losses of $0.3 million for the 2007 third quarter and nine months ended September 30, 2007, compared to an offset to paid losses of $0.5 million for the 2006 third quarter and $1.8 million for the nine months ended September 30, 2006. On a notional basis, the amount of premiums from such contracts were de minimis for the 2007 and 2006 third quarters, and $0.3 million and $11.3 million, respectively, for the nine months ended September 30, 2007 and 2006.

        In making any determination to account for a contract using the deposit method of accounting, the Company is required to make many estimates and judgments under the current financial accounting standards.

7.     Investment Information

        The following table summarizes the Company's invested assets:

(U.S. dollars in thousands)	(Unaudited) September 30, 2007	December 31, 2006
Fixed maturities available for sale, at fair value	$7,342,238	$6,876,548
Fixed maturities pledged under securities lending agreements, at fair value(1)	843,577	860,803

Total fixed maturities	8,185,815	7,737,351
Short-term investments available for sale, at fair value	1,315,903	957,698
Short-term investments pledged under securities lending agreements, at fair value(1)	40,798	—
Other investments	497,158	307,082

Total investments(1)	10,039,674	9,002,131
Securities transactions entered into but not settled at the balance sheet date	(432,835)	(227,941)

Total investments, net of securities transactions	$9,606,839	$8,774,190

(1)
In securities lending transactions, the Company receives collateral in excess of the fair value of the fixed maturities and short-term investments pledged under securities lending agreements. For purposes of this table, the Company has excluded the collateral received at September 30, 2007 and December 31, 2006 of $920.3 million and $891.4 million, respectively, which is reflected as "short-term investment of funds received under securities lending agreements, at fair value" and included the $884.4 million and $860.8 million, respectively, of "fixed maturities and short-term investments pledged under securities lending agreements, at fair value."

  Fixed Maturities and Fixed Maturities Pledged Under Securities Lending Agreements

        The following table summarizes the Company's fixed maturities and fixed maturities pledged under securities lending agreements:

(U.S. dollars in thousands)	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
September 30, 2007 (Unaudited):
U.S. government and government agencies	$1,238,692	$9,254	$(1,185)	$1,230,623
Corporate bonds	2,081,764	18,123	(11,078)	2,074,719
Mortgage backed securities	1,283,200	6,180	(6,614)	1,283,634
Commercial mortgage backed securities	1,241,751	8,493	(1,460)	1,234,718
Municipal bonds	942,184	4,905	(1,307)	938,586
Asset backed securities	996,574	3,438	(7,946)	1,001,082
Non-U.S. government securities	401,650	25,255	(3,183)	379,578

Total	$8,185,815	$75,648	$(32,773)	$8,142,940

December 31, 2006:
U.S. government and government agencies	$1,922,511	$12,835	$(10,806)	$1,920,482
Corporate bonds	1,504,989	9,196	(5,634)	1,501,427
Mortgage backed securities	1,183,805	7,866	(1,678)	1,177,617
Commercial mortgage backed securities	868,586	4,953	(1,098)	864,731
Municipal bonds	815,204	1,323	(3,885)	817,766
Asset backed securities	907,829	923	(1,457)	908,363
Non-U.S. government securities	534,427	15,776	(4,718)	523,369

Total	$7,737,351	$52,872	$(29,276)	$7,713,755

        In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140" ("SFAS No. 155"). Upon adopting SFAS No. 155 on January 1, 2007, the Company applied the "fair value option" to certain hybrid securities which are included in the Company's fixed maturities. The fair market values of such securities at September 30, 2007 were approximately $66.3 million. The change in market value of such securities is reflected as realized gains or losses.

        The Company's investment portfolio, which includes fixed maturity securities, short-term investments and other investments, had a "AA+" average Standard & Poor's quality rating at September 30, 2007, compared to "AAA" at December 31, 2006. The credit quality distribution of the Company's fixed maturities and fixed maturities pledged under securities lending agreements are shown below:

	(Unaudited) September 30, 2007		December 31, 2006
(U.S. dollars in thousands)	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
Rating(1)
AAA	$6,455,255	78.9	$6,366,059	82.3
AA	801,771	9.8	605,427	7.8
A	542,145	6.6	430,103	5.6
BBB	250,078	3.1	194,408	2.5
BB	31,122	0.4	32,572	0.4
B	58,995	0.7	64,636	0.8
Lower than B	10,617	0.1	11,149	0.2
Not rated	35,832	0.4	32,997	0.4

Total	$8,185,815	100.0	$7,737,351	100.0

(1)
Ratings as assigned by Standard & Poor's.

  Securities Lending Agreements

        The Company participates in a securities lending program under which certain of its fixed income portfolio securities are loaned to third parties, primarily major brokerage firms, for short periods of time through a lending agent. Such securities have been reclassified as "Fixed maturities and short-term investments pledged under securities lending agreements, at fair value." The Company maintains control over the securities it lends, retains the earnings and cash flows associated with the loaned securities and receives a fee from the borrower for the temporary use of the securities. Collateral received, primarily in the form of cash, is required at a rate of 102% of the market value of the loaned securities (or 105% of the market value of the loaned securities when the collateral and loaned securities are denominated in non-U.S. currencies) including accrued investment income and is monitored and maintained by the lending agent. Such collateral is reinvested and is reflected as "Short-term investment of funds received under securities lending agreements, at fair value." At September 30, 2007, the fair value and amortized cost of fixed maturities and short-term investments pledged under securities lending agreements were $884.4 million and $878.9 million, respectively, while collateral received totaled $920.3 million at fair value and amortized cost. At December 31, 2006, the fair value and amortized cost of fixed maturities and short-term investments pledged under securities lending agreements were $860.8 million and $854.8 million, respectively, while collateral received totaled $891.4 million at fair value and amortized cost.

  Investment-Related Derivatives

        The Company's investment strategy allows for the use of derivative securities. Derivative instruments may be used to enhance investment performance, replicate investment positions or manage market exposures and duration risk that would be allowed under the Company's investment guidelines if implemented in other ways. The fair values of those derivatives are based on quoted market prices. At September 30, 2007 and December 31, 2006, the notional value of the net long position for equity futures was $95.7 million and $78.6 million, respectively, and the notional value of the net short position for Treasury note futures was $50.5 million and $35.2 million, respectively. For the 2007 third quarter and nine months ended September 30, 2007, the Company recorded net realized losses of $0.6 million and net realized gains of $3.3 million, respectively, related to changes in the fair value of all futures contracts, compared to net realized gains of $5.6 million and $4.4 million, respectively, for the 2006 third quarter and nine months ended September 30, 2006. At September 30, 2007, the carrying value and fair value of all futures contracts was $0.4 million, compared to $0.3 million at December 31, 2006.

  Other Investments

        The following table details the Company's other investments:

	(Unaudited) September 30, 2007		December 31, 2006
(U.S. dollars in thousands)	Estimated Fair Value	Cost	Estimated Fair Value	Cost
Alternative investment funds	$333,888	$335,379	$167,497	$167,703
Equity securities	95,507	70,058	75,496	60,619
Privately held securities	67,763	55,982	64,089	54,601

Total	$497,158	$461,419	$307,082	$282,923

        Alternative investment funds primarily include funds that invest in investment grade and non-investment grade fixed income securities and funds that invest in senior floating rate loans; equity securities include certain investments in mutual funds and other preferred stocks; and privately held securities include the Company's investment in Aeolus LP (see Note 10). The Company's unfunded investment commitments relating to its other investments totaled approximately $335.5 million at September 30, 2007.

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

(U.S. dollars in thousands)	(Unaudited) September 30, 2007	December 31, 2006
Assets used for collateral or guarantees	$744,199	$798,437
Deposits with U.S. regulatory authorities	248,128	221,864
Trust funds	128,440	104,408
Deposits with non-U.S. regulatory authorities	43,626	34,112

Total restricted assets	$1,164,393	$1,158,821

        In addition, certain of the Company's operating subsidiaries maintain assets in trust accounts as collateral for insurance and reinsurance transactions with affiliated companies. At September 30, 2007 and December 31, 2006, such amounts approximated $3.86 billion and $3.61 billion, respectively.

  Net Investment Income

        The components of net investment income were as follows:

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
(U.S. dollars in thousands)
	2007	2006	2007	2006
Fixed maturities	$101,917	$87,759	$302,488	$234,346
Short-term investments	12,913	12,283	31,476	34,230
Other(1)	1,568	4,384	19,708	12,235

Gross investment income	116,398	104,426	353,672	280,811
Investment expenses	(3,217)	(2,804)	(10,503)	(8,360)

Net investment income	$113,181	$101,622	$343,169	$272,451

(1)
Primarily consists of interest income on operating cash accounts, other investments and securities lending transactions.

  Net Realized Gains (Losses)

        The components of net realized gains (losses) were as follows:

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
(U.S. dollars in thousands)
	2007	2006	2007	2006
Fixed maturities	$23,534	($17,488)	$13,407	($55,133)
Other investments	(2,234)	299	(95)	3,441
Other(1)	(7,153)	6,074	(3,903)	4,992

Net realized gains (losses)	$14,147	($11,115)	$9,409	($46,700)

(1)
Primarily consists of net realized gains or losses related to investment-related derivatives.

        Currently, the Company's portfolio is actively managed on a total return basis within certain guidelines. The effect of financial market movements will influence the recognition of net realized gains and losses as the portfolio is adjusted and rebalanced.

        For the 2007 third quarter and nine months ended September 30, 2007, net realized gains on the Company's fixed maturities of $23.5 million and $13.4 million, respectively, included provisions for declines in the market value of investments held in the Company's available for sale portfolio which were considered to be other-than-temporary of $0.6 million and $8.4 million, respectively, based on reviews performed in each period. The declines in market value on such securities were primarily due to the current interest rate and financial market environment. For the 2006 third quarter and nine months ended September 30, 2006, net realized losses on the Company's fixed maturities of $17.5 million and $55.1 million, respectively, included provisions for declines in the market value of investments held in the Company's available for sale portfolio which were considered to be other-than-temporary of $13.6 million and $30.1 million, respectively. The balance of net realized gains or losses in each period primarily resulted from the sale of fixed maturities following the Company's decisions to reduce credit exposure, to change duration targets or to rebalance the investment portfolio. For the 2007 third quarter and nine months ended September 30, 2007, net realized losses on the Company's other investments included a provision of $2.1 million for declines in the market value of investments held in the Company's available for sale portfolio which were considered to be other-than-temporary.

8. Earnings Per Common Share

        The following table sets forth the computation of basic and diluted earnings per common share:

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
(U.S. dollars in thousands, except share data)
	2007	2006	2007	2006
Basic earnings per common share:
Net income	$206,206	$192,298	$617,073	$467,475
Preferred dividends	(6,461)	(6,488)	(19,383)	(14,194)

Net income available to common shareholders	199,745	185,810	597,690	453,281
Divided by:
Weighted average common shares outstanding	69,561,789	73,244,138	71,980,194	73,111,759

Basic earnings per common share	$2.87	$2.54	$8.30	$6.20

Diluted earnings per common share:
Net income	$206,206	$192,298	$617,073	$467,475
Preferred dividends	(6,461)	(6,488)	(19,383)	(14,194)

Net income available to common shareholders	199,745	185,810	597,690	453,281
Divided by:
Weighted average common shares outstanding	69,561,789	73,244,138	71,980,194	73,111,759
Effect of dilutive securities:
Nonvested restricted shares	217,641	502,442	168,243	473,321
Stock options(1)	2,599,510	2,537,330	2,585,906	2,523,430

Weighted average common shares and common share equivalents outstanding—diluted	72,378,940	76,283,910	74,734,343	76,108,510

Diluted earnings per common share	$2.76	$2.44	$8.00	$5.96

(1)
Certain stock options were not included in the computation of diluted earnings per share where the exercise price of the stock options exceeded the average market price and would have been anti-dilutive or where, when applying the treasury stock method to in-the-money options, the sum of the proceeds, including unrecognized compensation, exceeded the average market price and would have been anti-dilutive. For the 2007 third quarter and nine months ended September 30, 2007, the number of stock options excluded were 340,352 and 218,611, respectively. For the 2006 third quarter and nine months ended September 30, 2006, the number of stock options excluded were 1,015,375 and 842,390, respectively.

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

        ACGL has subsidiaries and branches that operate in various jurisdictions around the world that are subject to tax in the jurisdictions in which they operate. The significant jurisdictions in which ACGL's subsidiaries and branches are subject to tax are the U.S., U.K., Canada, Switzerland, Germany and Denmark.

        The Company's income tax provision resulted in an effective tax rate on income before income taxes of 1.0% for the 2007 third quarter, compared to 1.2% for the 2006 third quarter, and 2.6% for the nine months ended September 30, 2007, compared to 5.7% for the 2006 period. The reduction in the effective tax rate in the 2007 periods, compared to the 2006 periods, primarily resulted from a change in the relative mix of income reported by jurisdiction. The Company's effective tax rates may fluctuate from period to period based on the relative mix of income reported by jurisdiction primarily due to the varying tax rates in each jurisdiction. The Company's quarterly tax provision is adjusted to reflect changes in its expected annual effective tax rates, if any.

        In September 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes," an interpretation of SFAS No. 109, "Accounting for Income Taxes." FIN 48 prescribes a "more likely than not" threshold for the financial statement recognition of a tax position taken or expected to be taken in a tax return, assuming the relevant tax authority has full knowledge of all relevant information. The amount recognized represents the largest amount of tax benefit that is greater than 50% likely of being ultimately realized. A liability is recognized for any benefit claimed, or expected to be claimed, in a tax return in excess of the benefit recorded in the financial statements, along with any interest and penalty (if applicable) on the excess.

        The Company adopted the provisions of FIN 48 on January 1, 2007. As prescribed, the cumulative effect of applying FIN 48 is reported as an adjustment to the opening balance of retained earnings. As a result of the adoption on January 1, 2007, the Company's retained earnings remained unchanged. As of January 1, 2007 and September 30, 2007, the Company's total unrecognized tax benefits were zero.

        The Company recognizes interest and penalties relating to unrecognized tax benefits in the provision for income taxes. As there were no unrecognized tax benefits included in its balance sheet, the Company did not record any interest or penalties for the nine months ended September 30, 2007.

        The Company or its subsidiaries or branches files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2004. During 2006, the U.S. Internal Revenue Service commenced an examination of the Company's U.S. income tax returns for the 2004 tax year that is anticipated to be completed within the next twelve months. The Company is not aware of any tax positions for which it is reasonable possible that the total amount of unrecognized tax benefits will significantly change in the next twelve months.

        In addition to unrecognized tax benefits, the Company has provided a valuation allowance to reduce certain deferred tax assets to an amount which management expect to more likely than not be realized. At September 30, 2007 and December 31, 2006, the Company had a valuation allowance of $0.5 million and $1.4 million, respectively. The reduction in the valuation allowance in 2007 resulted from the ability of one of the Company's U.S. subsidiaries to utilize a net operating loss.

10. Transactions with Related Parties

        The Company made an investment of $50.0 million in Aeolus LP ("Aeolus") in 2006. Aeolus operates as an unrated reinsurance platform that provides property catastrophe protection to insurers and reinsurers on both an ultimate net loss and industry loss warranty basis. In return for its investment, included in "Other investments" on the Company's balance sheet, the Company received an approximately 4.9% preferred interest in Aeolus and a pro rata share of certain founders' interests. The Company made its investment in Aeolus on the same economic terms as a fund affiliated with Warburg Pincus, which has invested $350 million in Aeolus. Funds affiliated with Warburg Pincus owned 15.9% of the Company's outstanding voting shares as of September 30, 2007. In addition, one of the founders of Aeolus is Peter Appel, former President and Chief Executive Officer and a former director of the Company.

11. Contingencies Relating to the Sale of Prior Reinsurance Operations

        On May 5, 2000, the Company sold the prior reinsurance operations of Arch Re U.S. pursuant to an agreement entered into as of January 10, 2000 with Folksamerica Reinsurance Company and Folksamerica Holding Company (collectively, "Folksamerica"). Folksamerica Reinsurance Company assumed Arch Re U.S.'s liabilities under the reinsurance agreements transferred in the asset sale and Arch Re U.S. transferred to Folksamerica Reinsurance Company assets estimated in an aggregate amount equal in book value to the book value of the liabilities assumed. The Folksamerica transaction was structured as a transfer and assumption agreement (and not reinsurance) and, accordingly, the loss reserves (and any related reinsurance recoverables) relating to the transferred business are not included as assets or liabilities on the Company's balance sheet. Folksamerica assumed Arch Re U.S.'s rights and obligations under the reinsurance agreements transferred in the asset sale. The reinsureds under such agreements were notified that Folksamerica had assumed Arch Re U.S.'s obligations and that, unless the reinsureds object to the assumption, Arch Re U.S. will be released from its obligations to those reinsured. None of such reinsureds objected to the assumption. However, Arch Re U.S. will continue to be liable under those reinsurance agreements if the notice is found not to be an effective release by the reinsureds. Folksamerica has agreed to indemnify the Company for any losses arising out of the reinsurance agreements transferred to Folksamerica Reinsurance Company in the asset sale. However, in the event that Folksamerica refuses or is unable to perform its obligations to the Company, Arch Re U.S. may incur losses relating to the reinsurance agreements transferred in the asset sale. Folksamerica's A.M. Best rating was "A-" (Excellent) at September 30, 2007.

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

        On December 29, 2005, Arch Re Bermuda entered into a quota share reinsurance treaty with Flatiron Re Ltd., a newly-formed Bermuda reinsurance company, pursuant to which Flatiron Re Ltd. is assuming a 45% quota share of certain lines of property and marine business underwritten by Arch Re Bermuda for unaffiliated third parties for the 2006 and 2007 underwriting years (January 1, 2006 to December 31, 2007). As a result of the terms of the quota share reinsurance treaty, the Company has determined that Flatiron Re Ltd. is a variable interest entity. However, Arch Re Bermuda is not the primary beneficiary of Flatiron Re Ltd. and, as such, the Company is not required to consolidate the assets, liabilities and results of operations of Flatiron Re Ltd. per FIN 46R. See Note 5, "Reinsurance" for information on the quota share reinsurance treaty with Flatiron Re Ltd.

13. Legal Proceedings

        The Company, in common with the insurance industry in general, is subject to litigation and arbitration in the normal course of its business. As of September 30, 2007, the Company was not a party to any material litigation or arbitration other than as a part of the ordinary course of business in relation to claims and reinsurance recoverable matters, none of which is expected by management to have a significant adverse effect on the Company's results of operations and financial condition and liquidity.

14. Recent Accounting Pronouncements

        The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("AICPA") has issued Statement of Position 07-01 ("SOP 07-01"), "Clarification of the Scope of the Audit and Accounting Guide "Audits of Investment Companies" and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies." SOP 07-01 clarifies which entities are within the scope of the AICPA Audit and Accounting Guide, Investment Companies(the "Guide"). SOP 07-01 also addresses whether companies that own or have significant stakes in an investment company should retain the specialized financial statement accounting that the Guide prescribes for the investment company industry. The FASB decided to defer the effective date of SOP 07-01 so that it can address whether amendments or clarifications of the guidance is necessary.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis contains forward-looking statements which involve inherent risks and uncertainties. All statements other than statements of historical fact are forward-looking statements. These statements are based on our current assessment of risks and uncertainties. Actual results may differ materially from those expressed or implied in these statements. Important factors that could cause actual events or results to differ materially from those indicated in such statements are discussed in this report, including the section entitled "Cautionary Note Regarding Forward Looking Statements," and in our periodic reports filed with the Securities and Exchange Commission ("SEC"). For additional information regarding our business and operations, please also refer to our Annual Report on Form 10-K for the year ended December 31, 2006, including our audited consolidated financial statements and related notes and the sections entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

GENERAL

Overview

        Arch Capital Group Ltd. ("ACGL" and, together with its subsidiaries, "we" or "us") is a Bermuda public limited liability company with approximately $4.2 billion in capital at September 30, 2007 and, through operations in Bermuda, the United States, Europe and Canada, writes insurance and reinsurance on a worldwide basis. While we are positioned to provide a full range of property and casualty insurance and reinsurance lines, we focus on writing specialty lines of insurance and reinsurance. It is our belief that our underwriting platform, experienced management team and strong capital base that is unencumbered by significant pre-2002 risks have enabled us to establish a strong presence in the insurance and reinsurance markets.

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

New Developments

        In January 2007, we entered into a new line of business when we agreed to write excess workers' compensation and employers' liability insurance produced by a managing general agent, Wexford Underwriting Managers, Inc. ("Wexford"). In 2006, Wexford produced approximately $74 million of business for the predecessor carrier on the program, which primarily serves not-for-profit clients while, through September 30, 2007, we wrote $28.2 million of gross premiums written through Wexford. No assurances can be made as to the level of business that will be written by us during 2007. We also entered into an asset purchase agreement to acquire the operations of Wexford, including the renewal rights of the subject business, as of January 1, 2008.

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

        On May 2, 2007, Standard & Poor's Rating Services ("S&P") announced that it had upgraded the financial strength ratings of our principal operating subsidiaries from "A-" (Strong) to "A" (Strong). S&P also upgraded the counterparty credit and senior debt ratings on ACGL to "BBB+" from "BBB". The outlook on all of the ratings is stable.

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND RECENT ACCOUNTING PRONOUNCEMENTS

        Critical accounting policies, estimates and recent accounting pronouncements are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2006, updated where applicable in the notes accompanying our consolidated financial statements.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2007 and 2006

        The following table sets forth net income available to common shareholders and earnings per common share data:

	Three Months Ended September 30,
(U.S. dollars in thousands, except share data)
	2007	2006
Net income available to common shareholders	$199,745	$185,810

Diluted net income per common share	$2.76	$2.44

Diluted weighted average common shares and common share equivalents outstanding	72,378,940	76,283,910

        Net income available to common shareholders was $199.7 million for the 2007 third quarter, compared to $185.8 million for the 2006 third quarter. Our net income available to common shareholders for the 2007 third quarter represented a 23.1% annualized return on average common equity, compared to 26.0% for the 2006 third quarter. For purposes of computing return on average common equity, average common equity has been calculated as the average of common shareholders' equity outstanding at the beginning and ending of each period.

        Diluted weighted average common shares and common share equivalents outstanding, used in the calculation of net income per common share, were 72.4 million in the 2007 third quarter, compared to 76.3 million in the 2006 third quarter. The lower level of weighted average shares outstanding in the 2007 third quarter was primarily due to the weighted impact of share repurchases during the period, partially offset by increases in the dilutive effects of stock options and nonvested restricted stock calculated using the treasury stock method and the exercise of stock options. Under the treasury stock method, the dilutive impact of options and nonvested stock on diluted weighted average shares outstanding increases as the market price of our common shares increases.

  Segment Information

        We classify our businesses into two underwriting segments—insurance and reinsurance—and a corporate and other segment (non-underwriting). SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," requires certain disclosures about operating segments in a manner that is consistent with how management evaluates the performance of the segment. For a description of our underwriting segments, refer to note 4, "Segment Information," of the notes accompanying our consolidated financial statements. Management measures segment performance based on underwriting income or loss.

  Insurance Segment

        The following table sets forth our insurance segment's underwriting results:

	Three Months Ended September 30,
(U.S. dollars in thousands)
	2007	2006
Gross premiums written	$722,688	$750,609
Net premiums written	460,019	470,619
Net premiums earned	$429,584	$424,657
Fee income	1,036	1,293
Losses and loss adjustment expenses	(273,896)	(261,553)
Acquisition expenses, net	(52,880)	(43,162)
Other operating expenses	(68,548)	(63,350)

Underwriting income	$35,296	$57,885

Underwriting Ratios
Loss ratio	63.8%	61.6%
Acquisition expense ratio(1)	12.1%	10.0%
Other operating expense ratio	16.0%	14.9%

Combined ratio	91.9%	86.5%

(1)
The acquisition expense ratio is adjusted to include certain fee income.

        Underwriting Income.    The insurance segment's underwriting income was $35.3 million for the 2007 third quarter, compared to $57.9 million for the 2006 third quarter. The combined ratio for the insurance segment was 91.9% for the 2007 third quarter, compared to 86.5% for the 2006 third quarter. The components of the insurance segment's underwriting income are discussed below.

        Premiums Written.    Gross premiums written by the insurance segment in the 2007 third quarter were 3.7% lower than in the 2006 third quarter, while net premiums written were 2.3% lower. Net premiums written were lower across most of the insurance segment's lines of business, partially offset by growth in excess workers' compensation and employers' liability business, a line of business which the insurance segment began writing in 2007. For information regarding net premiums written produced by major line of business and geographic location, refer to note 4, "Segment Information," of the notes accompanying our consolidated financial statements.

        Net Premiums Earned.    Net premiums earned by the insurance segment in the 2007 third quarter were 1.2% higher than in the 2006 third quarter, and reflect changes in net premiums written over the previous five quarters, including the mix and type of business written.

        Losses and Loss Adjustment Expenses.    The insurance segment's loss ratio was 63.8% in the 2007 third quarter, compared to 61.6% for the 2006 third quarter. Large loss activity contributed 3.8 points to the loss ratio in the 2007 third quarter, while the 2006 third quarter did not include significant large loss activity. The 2007 third quarter loss ratio reflected a 1.9 point reduction related to estimated net favorable development in prior year loss reserves, compared to 1.2 points related to estimated net adverse development in prior year loss reserves in the 2006 third quarter. The estimated net favorable development in the 2007 third quarter was primarily in healthcare, following a review of open claims, and property lines of business.

        The insurance segment has in effect during 2007 a reinsurance program which provides coverage for certain property-catastrophe related losses occurring during 2007 equal to a maximum of 88% of the first $325 million in excess of a $75 million retention per occurrence. The cost of the coverage in 2007 was higher than in 2006.

        Underwriting Expenses.    The insurance segment's underwriting expense ratio was 28.1% in the 2007 third quarter, compared to 24.9% in the 2006 third quarter. The acquisition expense ratio was 12.1% for the 2007 third quarter, compared to 10.0% for the 2006 third quarter. The acquisition expense ratio is influenced by, among other things, (1) the amount of ceding commissions received from unaffiliated reinsurers, (2) the amount of business written on a surplus lines (non-admitted) basis and (3) mix of business. The higher acquisition expense ratio in the 2007 third quarter primarily resulted from changes in the form of reinsurance ceded and changes in the mix of business and also included 0.2 points related to favorable prior year loss development. The insurance segment's other operating expense ratio was 16.0% for the 2007 third quarter, compared to 14.9% for the 2006 third quarter. The 2006 third quarter ratio reflected the impact of several adjustments which reduced operating expenses in the period.

  Reinsurance Segment

        The following table sets forth our reinsurance segment's underwriting results:

	Three Months Ended September 30,
(U.S. dollars in thousands)
	2007	2006
Gross premiums written	$286,272	$366,833
Net premiums written	234,611	276,606
Net premiums earned	$305,945	$332,916
Fee income	574	976
Losses and loss adjustment expenses	(128,799)	(184,195)
Acquisition expenses, net	(78,544)	(74,367)
Other operating expenses	(22,153)	(12,987)

Underwriting income	$77,023	$62,343

Underwriting Ratios
Loss ratio	42.1%	55.3%
Acquisition expense ratio	25.7%	22.3%
Other operating expense ratio	7.2%	3.9%

Combined ratio	75.0%	81.5%

        Underwriting Income.    The reinsurance segment's underwriting income was $77.0 million for the 2007 third quarter, compared to $62.3 million for the 2006 third quarter. The combined ratio for the reinsurance segment was 75.0% for the 2007 third quarter, compared to 81.5% for the 2006 third quarter. The components of the reinsurance segment's underwriting income are discussed below.

        Premiums Written.    Gross premiums written by the reinsurance segment in the 2007 third quarter were 22.0% lower than in the 2006 third quarter, with reductions across most casualty and property lines. The decrease in casualty business was in response to increasing competition while the decline in property business primarily resulted from non-renewals and reductions in premium estimates for business written in prior periods. In general, the pricing environment for catastrophe-exposed property and marine lines remained attractive in the 2007 third quarter.

        Ceded premiums written by the reinsurance segment were 18.0% of gross premiums written for the 2007 third quarter, compared to 24.6% for the 2006 third quarter. Arch Re Bermuda ceded $51.4 million, or 17.9% of gross premiums written, of certain lines of property and marine premiums written to Flatiron Re Ltd. in the 2007 third quarter, compared to $77.8 million, or 21.2%, in the 2006 third quarter. The higher amount of business ceded in the 2006 third quarter primarily resulted from an increase in the percentage of business ceded by Arch Re Bermuda to Flatiron Re Ltd. from 45% to 70% of all covered business bound between June 28, 2006 to August 15, 2006. The ceding percentage for all business bound outside of this period was 45%. On an earned basis, Arch Re Bermuda ceded $68.0 million to Flatiron Re Ltd. in the 2007 third quarter, compared to $52.0 million in the 2006 third quarter. Primarily as a result of the lower level of business ceded to Flatiron Re Ltd. in the 2007 third quarter discussed above, the decrease in net premiums written was lower than the decrease in gross premiums written. For information regarding net premiums written produced by major line of business and geographic location, refer to note 4, "Segment Information," of the notes accompanying our consolidated financial statements.

        Net Premiums Earned.    Net premiums earned by the reinsurance segment in the 2007 third quarter were 8.1% lower than in the 2006 third quarter. The decrease in net premiums earned in the 2007 third quarter primarily resulted from changes in net premiums written over the previous five quarters, including the mix and type of business written.

        Losses and Loss Adjustment Expenses.    The reinsurance segment's loss ratio was 42.1% in the 2007 third quarter, compared to 55.3% for the 2006 third quarter. The loss ratio for the 2007 third quarter reflected a 17.9 point reduction related to estimated net favorable development in prior year loss reserves, compared to an 8.3 point reduction in the 2006 third quarter. The estimated net favorable development in the 2007 third quarter was primarily attributable to short-tail lines of business. The 2007 third quarter loss ratio also reflected approximately 6.5 points of catastrophic activity, while the 2006 third quarter loss ratio reflected approximately 2.7 points of catastrophic activity. In addition, the 2007 third quarter loss ratio compared to the 2006 third quarter benefited from better experience recorded in the other specialty line as well as from a lower level of attritional losses in property business.

        The reinsurance segment previously purchased a catastrophe reinsurance program which provides up to $55 million of coverage in excess of certain deductibles for any one occurrence and $110 million in the aggregate annually, for certain catastrophe-related losses worldwide occurring during the period from May 2005 through April 2006. Based on current estimates, and net of payments received to date, the reinsurance segment has recorded recoverables of approximately $44.7 million, net of reinstatement premiums, related to the 2005 catastrophic events. The recovery represents full usage of the available coverage under the reinsurance program, and the coverage was not renewed upon expiration. The reinsurance segment's estimates related to hurricanes and other catastrophic events are based on currently available information derived from modeling techniques, industry assessments of exposure, claims information obtained from its clients and brokers to date and a review of its in-force contracts. Actual losses from these events, as well as any additional catastrophic events which may occur, may vary materially from the reinsurance segment's estimates due to the inherent uncertainties in making such determinations resulting from several factors, including the preliminary nature of the available information, the potential inaccuracies and inadequacies in the data provided by clients and brokers, the modeling techniques and the application of such techniques, the contingent nature of business interruption exposures, the effects of any resultant demand surge on claims activity and attendant coverage issues. In addition, actual losses may increase if reinsurers dispute or fail to meet their obligations to the reinsurance segment or the reinsurance protections purchased by the reinsurance segment are otherwise unavailable.

        Underwriting Expenses.    The underwriting expense ratio for the reinsurance segment was 32.9% in the 2007 third quarter, compared to 26.2% in the 2006 third quarter. The acquisition expense ratio for the 2007 third quarter was 25.7%, compared to 22.3% for the 2006 third quarter. The acquisition expense ratio for the 2007 third quarter included 4.1 points related to favorable prior year loss development, compared to a decrease of 0.5 points in the 2006 third quarter. In addition, the acquisition expense ratio included commission income (in excess of the reimbursement of direct acquisition expenses) on the quota-share reinsurance treaty with Flatiron Re Ltd. which reduced the 2007 third quarter acquisition expense ratio by 2.6 points, compared to 2.4 points in the 2006 third quarter. The acquisition expense ratio is also influenced by, among other things, the mix and type of business written and earned. The reinsurance segment's other operating expense ratio was 7.2% for the 2007 third quarter, compared to 3.9% for the 2006 third quarter. The higher ratio in the 2007 third quarter primarily resulted from expenses related to the reinsurance segment's property facultative reinsurance operation, which commenced operations during the 2007 second quarter, and a lower level of net premiums earned.

  Net Investment Income

        Net investment income for the 2007 third quarter was $113.2 million (which included a $4.6 million reduction in the carrying value of certain fixed income investments accounted for using the equity method as discussed below), compared to $101.6 million for the 2006 third quarter. The increase in net investment income in the 2007 third quarter primarily resulted from a higher level of average invested assets in the 2007 third quarter. Our investment portfolio includes certain funds that invest in fixed income securities which, due to their ownership structure, are accounted for by us using the equity method. In applying the equity method, these investments are initially recorded at cost and are subsequently adjusted based on our proportionate share of the net income or loss of the funds (which includes changes in the market value of the underlying fixed income securities in the funds). Changes in the carrying value of such investments, which are primarily included in "other investments' on our balance sheet, are recorded in net investment income rather than as an unrealized gain or loss component of accumulated other comprehensive income in shareholders' equity as are changes in the carrying value of our other fixed income investments.

        Our investment portfolio generated a pre-tax investment income yield of 4.73% for the 2007 third quarter, compared to 4.78% for the 2006 third quarter. These yields were calculated based on amortized cost. The adjustments to the carrying value of the investments accounted for using the equity method described above reduced the reported pre-tax investment income yield by 0.19% for the 2007 third quarter. Yields on future investment income may vary based on financial market conditions, investment allocation decisions and other factors.

  Net Realized Gains or Losses

        Following is a summary of net realized gains (losses):

	Three Months Ended September 30,
(U.S. dollars in thousands)
	2007	2006
Fixed maturities	$23,534	($17,488)
Other investments	(2,234)	299
Other	(7,153)	6,074

Total	$14,147	($11,115)

        Currently, our portfolio is actively managed to maximize total return within certain guidelines. In assessing returns under this approach, we include net investment income, net realized gains and losses and the change in unrealized gains and losses generated by our investment portfolio. The effect of financial market movements on the investment portfolio will directly impact net realized gains and losses as the portfolio is adjusted and rebalanced. Total return on our portfolio under management, as reported to us by our investment advisors, for the 2007 third quarter was 2.64%, compared to 2.94% for the 2006 third quarter.

        For the 2007 third quarter, net realized gains on our fixed maturities of $23.5 million included a provision of $0.6 million for declines in the market value of investments held in our available for sale portfolio which were considered to be other-than-temporary based on a review performed. The declines in market value on such securities were primarily due to the current interest rate and financial market environment. For the 2006 third quarter, net realized losses on our fixed maturities of $17.5 million included a provision of $13.6 million for declines in the market value of investments which were considered to be other-than-temporary. The balance of net realized gains or losses in each period primarily resulted from the sale of fixed maturities following our decisions to reduce credit exposure, to change duration targets or to rebalance the investment portfolio. For the 2007 third quarter, net realized losses on our other investments included a provision of $2.1 million for declines in the market value of investments which were considered to be other-than-temporary.

  Other Expenses

        Other expenses, which are included in our other operating expenses and part of our corporate and other segment (non-underwriting), primarily represent certain holding company costs necessary to support our worldwide insurance and reinsurance operations, share based compensation expense and costs associated with operating as a publicly traded company. Other expenses were $4.8 million for the 2007 third quarter, compared to $6.5 million for the 2006 third quarter.

  Net Foreign Exchange Gains or Losses

        Net foreign exchange losses for the 2007 third quarter of $23.7 million consisted of net unrealized losses of $22.5 million and net realized losses of $1.2 million, compared to net foreign exchange losses for the 2006 third quarter of $4.3 million, which consisted of net unrealized losses of $10.9 million and net realized gains of $6.6 million. Net unrealized foreign exchange gains or losses result from the effects of revaluing our net insurance liabilities required to be settled in foreign currencies at each balance sheet date. We hold investments in foreign currencies which are intended to mitigate our exposure to foreign currency fluctuations in our net insurance liabilities. However, changes in the value of such investments due to foreign currency rate movements are reflected as a direct increase or decrease to shareholders' equity, as part of the "Change in unrealized appreciation (decline) in value of investments, net of deferred income tax" in accumulated other comprehensive income, and not in the statement of income.

  Income Taxes

        The effective tax rate on income before income taxes was 1.0% for the 2007 third quarter, compared to 1.2% for the 2006 third quarter. Our effective tax rates may fluctuate from period to period based on the relative mix of income reported by jurisdiction primarily due to the varying tax rates in each jurisdiction. Our quarterly tax provision is adjusted to reflect changes in our expected annual effective tax rates, if any. A significant portion of our catastrophe-exposed property business is written by a Bermuda-based subsidiary. As a result, on a relative basis, our effective tax rate is likely to be favorably affected in periods that have a low level of catastrophic losses incurred and adversely impacted in periods with significant catastrophic claims activity. In addition, our Bermuda-based reinsurer incurs federal excise taxes for premiums assumed on U.S. risks. Such expenses are included in our acquisition expenses.

Nine Months Ended September 30, 2007 and 2006

        The following table sets forth net income available to common shareholders and earnings per common share data:

	Nine Months Ended September 30,
(U.S. dollars in thousands, except share data)
	2007	2006
Net income available to common shareholders	$597,690	$453,281

Diluted net income per common share	$8.00	$5.96

Diluted weighted average common shares and common share equivalents outstanding	74,734,343	76,108,510

        Net income available to common shareholders was $597.7 million for the 2007 period, compared to $453.3 million for the 2006 period. The increase in net income was primarily due to growth in investment income, net realized gains on investments and an increase in underwriting income from our insurance and reinsurance operations, as discussed in "—Segment Information" below. Our net income available to common shareholders for the 2007 period represented a 23.4% annualized return on average common equity, compared to 22.0% for the 2006 period. For purposes of computing return on average common equity, average common equity has been calculated as the average of common shareholders' equity outstanding at the beginning and ending of each period.

        Diluted weighted average common shares and common share equivalents outstanding, used in the calculation of net income per common share, were 74.7 million in the 2007 period, compared to 76.1 million in the 2006 period. The weighted impact of share repurchases during the period on weighted average shares outstanding in the 2007 period was partially offset by increases in the dilutive effects of stock options and nonvested restricted stock calculated using the treasury stock method and the exercise of stock options.

  Segment Information

  Insurance Segment

        The following table sets forth our insurance segment's underwriting results:

	Nine Months Ended September 30,
(U.S. dollars in thousands)
	2007	2006
Gross premiums written	$2,068,623	$2,013,910
Net premiums written	1,340,191	1,277,175
Net premiums earned	$1,275,991	$1,190,788
Fee income	3,737	3,950
Losses and loss adjustment expenses	(805,876)	(760,727)
Acquisition expenses, net	(147,107)	(122,322)
Other operating expenses	(207,711)	(189,115)

Underwriting income	$119,034	$122,574

Underwriting Ratios
Loss ratio	63.2%	63.9%
Acquisition expense ratio(1)	11.3%	10.1%
Other operating expense ratio	16.3%	15.9%

Combined ratio	90.8%	89.9%

(1)
The acquisition expense ratio is adjusted to include certain fee income.

        Underwriting Income.    The insurance segment's underwriting income was $119.0 million for the 2007 period, compared to $122.6 million for the 2006 period. The combined ratio for the insurance segment was 90.8% for the 2007 period, compared to 89.9% for the 2006 period. The components of the insurance segment's underwriting income are discussed below.

        Premiums Written.    Gross premiums written by the insurance segment in the 2007 period were 2.7% higher than in the 2006 period, while net premiums written increased 4.9%. The larger growth rate in net premiums written primarily resulted from an increase in the percentage retained on certain short-tail business in 2007 along with changes in the insurance segment's mix of business. A significant portion of the growth in net premiums written was generated by the insurance segment's European operations primarily as a result of increases in professional liability, property and executive assurance lines. The balance of the growth was generated by the insurance segment's U.S. operations primarily through growth in excess workers' compensation and employers' liability business and property lines, partially offset by reductions in casualty and executive assurance business. For information regarding net premiums written produced by major line of business and geographic location, refer to note 4, "Segment Information," of the notes accompanying our consolidated financial statements.

        Net Premiums Earned.    Net premiums earned by the insurance segment in the 2007 period were 7.2% higher than in the 2006 period, and reflect changes in net premiums written over the previous five quarters, including the mix and type of business written.

        Losses and Loss Adjustment Expenses.    The insurance segment's loss ratio was 63.2% for the 2007 period, compared to 63.9% for the 2006 period. The 2007 period loss ratio reflected a 0.5 point reduction related to estimated net favorable development in prior year loss reserves, compared to a 0.2 point reduction related to estimated net favorable development in prior year loss reserves in the 2006 period.

        Underwriting Expenses.    The underwriting expense ratio for the insurance segment was 27.6% in the 2007 period, compared to 26.0% in the 2006 period. The acquisition expense ratio was 11.3% for the 2007 period, compared to 10.1% for the 2006 period. The acquisition expense ratio is influenced by, among other things, (1) the amount of ceding commissions received from unaffiliated reinsurers, (2) the amount of business written on a surplus lines (non-admitted) basis and (3) mix of business. The higher acquisition expense ratio in the 2007 period primarily resulted from changes in the form of reinsurance ceded and changes in the mix of business and also included 0.4 points related to favorable prior year loss development. The insurance segment's other operating expense ratio was 16.3% in the 2007 period, compared to 15.9% in the 2006 period.

  Reinsurance Segment

        The following table sets forth our reinsurance segment's underwriting results:

	Nine Months Ended September 30,
(U.S. dollars in thousands)
	2007	2006
Gross premiums written	$1,272,274	$1,430,742
Net premiums written	984,079	1,138,327
Net premiums earned	$956,443	$1,125,836
Fee income	1,933	3,592
Losses and loss adjustment expenses	(442,543)	(615,454)
Acquisition expenses, net	(221,722)	(273,460)
Other operating expenses	(55,933)	(40,418)

Underwriting income	$238,178	$200,096

Underwriting Ratios
Loss ratio	46.3%	54.7%
Acquisition expense ratio	23.2%	24.3%
Other operating expense ratio	5.8%	3.6%

Combined ratio	75.3%	82.6%

        Underwriting Income.    The reinsurance segment's underwriting income was $238.2 million for the 2007 period, compared to $200.1 million for the 2006 period. The combined ratio for the reinsurance segment was 75.3% for the 2007 period, compared to 82.6% for the 2006 period. The components of the reinsurance segment's underwriting income are discussed below.

        Premiums Written.    Gross premiums written by the reinsurance segment in the 2007 period were 11.1% lower than in the 2006 period with reductions in casualty and other specialty lines. The decrease in casualty business was in response to increasing competition while the decline in other specialty business primarily resulted from non-renewals and reduced levels of participation on a number of quota share treaties during the 2007 period. In general, the pricing environment for catastrophe-exposed property and marine lines remained attractive.

        Ceded premiums written by the reinsurance segment were 22.7% of gross premiums written for the 2007 period, compared to 20.4% for the 2006 period. Arch Re Bermuda ceded $276.2 million, or 21.7% of gross premiums written, of certain lines of property and marine premiums written to Flatiron Re Ltd. in the 2007 period, compared to $237.9 million, or 16.6%, in the 2006 period. On an earned basis, Arch Re Bermuda ceded $206.5 million to Flatiron Re Ltd. in the 2007 period, compared to $95.6 million in the 2006 period.

        Net premiums written by the reinsurance segment in the 2007 period were 13.6% lower than in the 2006 period and reflect changes in the mix and type of business written in each period. For information regarding net premiums written produced by major line of business and geographic location, refer to note 4, "Segment Information," of the notes accompanying our consolidated financial statements.

        Net Premiums Earned.    Net premiums earned by the reinsurance segment in the 2007 period were 15.0% lower than in the 2006 period. The larger decrease in net premiums earned in the 2007 period, compared to the decrease in net premiums written, primarily resulted from the transactions with Flatiron Re Ltd. noted above and also reflects changes in net premiums written over the previous five quarters, including the mix and type of business written.

        Losses and Loss Adjustment Expenses.    The reinsurance segment's loss ratio was 46.3% in the 2007 period, compared to 54.7% for the 2006 period. The loss ratio for the 2007 period reflected a 14.6 point reduction related to estimated net favorable development in prior year loss reserves, compared to a 2.5 point reduction in the 2006 period. The estimated net favorable development in the 2007 period was primarily attributable to short-tail lines of business. The 2007 period loss ratio also reflected approximately 5.0 points of catastrophic activity, while the 2006 period loss ratio reflected approximately 3.3 points of catastrophic activity. In addition, the 2007 period loss ratio benefited from better experience recorded in the other specialty line as well as from a lower level of attritional losses in property business compared to the 2006 period.

        Underwriting Expenses.    The underwriting expense ratio for the reinsurance segment was 29.0% in the 2007 period, compared to 27.9% in the 2006 period. The acquisition expense ratio for the 2007 period was 23.2%, compared to 24.3% for the 2006 period. The acquisition expense ratio for the 2007 period included 1.6 points related to favorable prior year loss development, compared to a decrease of 0.5 points in the 2006 third quarter. In addition, the acquisition expense ratio included commission income (in excess of the reimbursement of direct acquisition expenses) on the quota-share reinsurance treaty with Flatiron Re Ltd. which reduced the 2007 period acquisition expense ratio by 2.8 points, compared to 1.3 points in the 2006 period. The acquisition expense ratio is also influenced by, among other things, the mix and type of business written and earned. The reinsurance segment's other operating expense ratio was 5.8% for the 2007 period, compared to 3.6% for the 2006 period. The higher ratio in the 2007 period primarily resulted from expenses related to the reinsurance segment's property facultative reinsurance operation, which commenced operations during the 2007 second quarter, and a lower level of net premiums earned.

  Net Investment Income

        Net investment income for the 2007 period was $343.2 million (which included a $3.4 million increase in the carrying value of certain fixed income investments accounted for using the equity method as discussed below), compared to $272.5 million for the 2006 period. The increase in net investment income in the 2007 period primarily resulted from a higher level of average invested assets in the 2007 period. Our investment portfolio includes certain funds that invest in fixed income securities which, due to their ownership structure, are accounted for by us using the equity method. In applying the equity method, these investments are initially recorded at cost and are subsequently adjusted based on our proportionate share of the net income or loss of the funds (which includes changes in the market value of the underlying fixed income securities in the funds). Changes in the carrying value of such investments, which are primarily included in "other investments' on our balance sheet, are recorded in net investment income rather than as an unrealized gain or loss component of accumulated other comprehensive income in shareholders' equity as are changes in the carrying value of our other fixed income investments.

        Our investment portfolio generated a pre-tax investment income yield of 4.88% for the 2007 period, compared to 4.57% for the 2006 period. These yields were calculated based on amortized cost. The adjustments to the carrying value of the investments accounted for using the equity method described above increased the reported pre-tax investment income yield by 0.05% for the 2007 period. Yields on future investment income may vary based on financial market conditions, investment allocation decisions and other factors.

  Net Realized Gains or Losses

        Following is a summary of net realized gains (losses):

	Nine Months Ended September 30,
(U.S. dollars in thousands)	2007	2006
Fixed maturities	$13,407	$(55,133)
Other investments	(95)	3,441
Other	(3,903)	4,992

Total	$9,409	$(46,700)

        Currently, our portfolio is actively managed to maximize total return within certain guidelines. In assessing returns under this approach, we include net investment income, net realized gains and losses and the change in unrealized gains and losses generated by our investment portfolio. The effect of financial market movements on the investment portfolio will directly impact net realized gains and losses as the portfolio is adjusted and rebalanced. Total return on our portfolio under management, as reported to us by our investment advisors, for the 2007 period was 4.42%, compared to 3.75% for the 2006 period.

        For the 2007 period, net realized gains on our fixed maturities of $13.4 million included a provision of $8.4 million for declines in the market value of investments held in our available for sale portfolio which were considered to be other-than-temporary based on a review performed. The declines in market value on such securities were primarily due to the current interest rate and financial market environment. For the 2006 period, net realized losses on our fixed maturities of $55.1 million included a provision of $30.1 million for declines in the market value of investments which were considered to be other-than-temporary. The balance of net realized gains or losses in each period primarily resulted from the sale of fixed maturities following our decisions to reduce credit exposure, to change duration targets or to rebalance the investment portfolio. Net realized losses on our other investments for the 2007 period included a provision of $2.1 million for declines in the market value of investments which were considered to be other-than-temporary.

  Other Expenses

        Other expenses, which are included in our other operating expenses and part of our corporate and other segment (non-underwriting), primarily represent certain holding company costs necessary to support our worldwide insurance and reinsurance operations, share based compensation expense and costs associated with operating as a publicly traded company. Other expenses were $23.2 million for the 2007 period, compared to $20.6 million for the 2006 period, with the growth primarily related to an increase in share based compensation expense.

  Net Foreign Exchange Gains or Losses

        Net foreign exchange losses for the 2007 period of $39.8 million consisted of net unrealized losses of $45.6 million and net realized gains of $5.8 million, compared to net foreign exchange losses for the 2006 period of $15.7 million, which consisted of net unrealized losses of $18.9 million and net realized gains of $3.2 million. Net unrealized foreign exchange gains or losses result from the effects of revaluing our net insurance liabilities required to be settled in foreign currencies at each balance sheet date. We hold investments in foreign currencies which are intended to mitigate our exposure to foreign currency fluctuations in our net insurance liabilities. However, changes in the value of such investments due to foreign currency rate movements are reflected as a direct increase or decrease to shareholders' equity, as part of the "Change in unrealized appreciation (decline) in value of investments, net of deferred income tax" in accumulated other comprehensive income, and not in the statement of income.

  Income Taxes

        The effective tax rate on income before income taxes was 2.6% for the 2007 period, compared to 5.7% for the 2006 period. The reduction in the effective tax rate in the 2007 period, compared to the 2006 period, primarily resulted from a change in the relative mix of income reported by jurisdiction. Our effective tax rates may fluctuate from period to period based on the relative mix of income reported by jurisdiction primarily due to the varying tax rates in each jurisdiction. Our quarterly tax provision is adjusted to reflect changes in our expected annual effective tax rates, if any. A significant portion of our catastrophe-exposed property business is written by a Bermuda-based subsidiary. As a result, on a relative basis, our effective tax rate is likely to be favorably affected in periods that have a low level of catastrophic losses incurred and adversely impacted in periods with significant catastrophic claims activity. We reduced our effective tax rate during the 2007 third quarter primarily due to the low level of catastrophic losses incurred in the period. In addition, our Bermuda-based reinsurer incurs federal excise taxes for premiums assumed on U.S. risks. Such expenses are included in our acquisition expenses.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

  Investable Assets

        On a consolidated basis, our aggregate investable assets totaled $9.86 billion at September 30, 2007, compared to $9.09 billion at December 31, 2006, as detailed in the table below. The increase in investable assets in 2007 resulted primarily from cash flows from operations and an increase in the fair value of our investment portfolio during the period, partially offset by share repurchases during 2007. The increase in the fair value of our investment portfolio was primarily due to changes in the level of interest rates and foreign exchange rates in the 2007 third quarter.

(U.S. dollars in thousands)	September 30, 2007	December 31, 2006
Fixed maturities available for sale, at fair value	$7,342,238	$6,876,548
Fixed maturities pledged under securities lending agreements, at fair value(1)	843,577	860,803

Total fixed maturities	8,185,815	7,737,351
Short-term investments available for sale, at fair value	1,315,903	957,698
Short-term investments pledged under securities lending agreements, at fair value(1)	40,798	—
Cash	250,804	317,017
Other investments	497,158	307,082

Total cash and investments(1)	10,290,478	9,319,148
Securities transactions entered into but not settled at the balance sheet date	(432,835)	(227,941)

Total investable assets	$9,857,643	$9,091,207

(1)
In our securities lending transactions, we receive collateral in excess of the fair value of the fixed maturities and short-term investments pledged under securities lending agreements. For purposes of this table, we have excluded $920.3 million and $891.4 million, respectively, of collateral received which is reflected as "short-term investment of funds received under securities lending agreements, at fair value" and included $884.4 million and $860.8 million, respectively, of "fixed maturities and short-term investments pledged under securities lending agreements, at fair value" at September 30, 2007 and December 31, 2006.

        At September 30, 2007, our investment portfolio, which includes fixed maturity securities, short-term investments and other investments, had a "AA+" average Standard & Poor's quality rating, an average effective duration of 3.25 years, and an average yield to maturity (imbedded book yield), before investment expenses, of 5.11%. At December 31, 2006, our fixed income portfolio had a "AAA" average Standard & Poor's quality rating, an average effective duration of 3.23 years, and an average yield to maturity (imbedded book yield), before investment expenses, of 4.97%. At September 30, 2007, approximately $4.8 billion, or 49%, of our total cash and investments was internally managed, compared to $3.9 billion, or 42%, at December 31, 2006. Other investments totaled $497.2 million at September 30, 2007, compared to $307.1 million at December 31, 2006. Our unfunded investment commitments related to other investments totaled approximately $335.5 million at September 30, 2007. See Note 7, "Investment Information—Other Investments" of the notes accompanying our consolidated financial statements for further details.

        Our investment strategy allows for the use of derivative instruments. We utilize various derivative instruments such as futures contracts as part of the management of our stock index fund investments and to replicate equity investment positions. Derivative instruments may be used to enhance investment performance, to replicate investment positions or to manage market exposures and duration risk that would be allowed under our investment guidelines if implemented in other ways. See Note 7, "Investment Information—Investment-Related Derivatives," of the notes accompanying our consolidated financial Statements for additional disclosures concerning derivatives.

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

  Reinsurance Recoverables

        We monitor the financial condition of our reinsurers and attempt to place coverages only with substantial, financially sound carriers. At September 30, 2007, approximately 89.0% of reinsurance recoverables on paid and unpaid losses (not including prepaid reinsurance premiums) of $1.71 billion were due from carriers which had an A.M. Best rating of "A-" or better and the largest reinsurance recoverable from any one carrier was less than 5.1% of our total shareholders' equity. At December 31, 2006, approximately 92.3% of our reinsurance recoverables on paid and unpaid losses (not including prepaid reinsurance premiums) of $1.67 billion were due from carriers which had an A.M. Best rating of "A-" or better, and the largest reinsurance recoverable from any one carrier was less than 5.1% of our total shareholders' equity.

        Reinsurance recoverables from Flatiron Re Ltd., which is not rated by A.M. Best, were $136.6 million at September 30, 2007, compared to $52.2 million at December 31, 2006. Flatiron Re Ltd. is required to contribute funds into a trust for the benefit of Arch Re Bermuda. The recoverable from Flatiron Re Ltd. was fully collateralized through such trust at September 30, 2007 and December 31, 2006. See Note 5, "Reinsurance," of the notes accompanying our consolidated financial Statements for further details on the quota share reinsurance treaty with Flatiron Re Ltd.

  Reserves for Losses and Loss Adjustment Expenses

        We establish reserves for losses and loss adjustment expenses ("Loss Reserves") which represent estimates involving actuarial and statistical projections, at a given point in time, of our expectations of the ultimate settlement and administration costs of losses incurred. Estimating Loss Reserves is inherently difficult, which is exacerbated by the fact that we are a relatively new company with relatively limited historical experience upon which to base such estimates. We utilize actuarial models as well as available historical insurance industry loss ratio experience and loss development patterns to assist in the establishment of Loss Reserves. Actual losses and loss adjustment expenses paid will deviate, perhaps substantially, from the reserve estimates reflected in our financial statements.

        At September 30, 2007 and December 31, 2006, our Loss Reserves, net of unpaid losses and loss adjustment expenses recoverable, by operating segment and by type were as follows:

(U.S. dollars in thousands)	September 30, 2007	December 31, 2006
Insurance Segment:
Case reserves	$752,577	$619,981
IBNR reserves	2,035,522	1,795,510

Total net reserves	$2,788,099	$2,415,491

Reinsurance Segment:
Case reserves	$613,216	$605,113
Additional case reserves	83,802	74,181
IBNR reserves	1,882,423	1,816,099

Total net reserves	$2,579,441	$2,495,393

Total:
Case reserves	$1,365,793	$1,225,094
Additional case reserves	83,802	74,181
IBNR reserves	3,917,945	3,611,609

Total net reserves	$5,367,540	$4,910,884

        At September 30, 2007 and December 31, 2006, the insurance segment's Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

(U.S. dollars in thousands)	September 30, 2007	December 31, 2006
Casualty	$625,020	$564,959
Construction, surety and national accounts	490,057	385,149
Executive assurance	419,571	344,881
Professional liability	404,284	335,104
Programs	364,731	345,490
Property, marine and aviation.	320,452	304,004
Healthcare	145,186	125,913
Other	18,798	9,991

Total net reserves	$2,788,099	$2,415,491

        At September 30, 2007 and December 31, 2006, the reinsurance segment's Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

(U.S. dollars in thousands)	September 30, 2007	December 31, 2006
Casualty	$1,653,583	$1,545,363
Property excluding property catastrophe	309,722	306,990
Other specialty	261,938	239,132
Marine and aviation	166,585	176,144
Property catastrophe	117,635	147,031
Other	69,978	80,733

Total net reserves	$2,579,441	$2,495,393

  Shareholders' Equity

        Our shareholders' equity was $3.87 billion at September 30, 2007, compared to $3.59 billion at December 31, 2006. The increase during 2007 of $284.2 million was primarily attributable to net income and an after-tax increase in the fair value of our investment portfolio, partially offset by $400.7 million of share repurchases during the period. The increase in the fair value of our investment portfolio primarily resulted from changes in the level of interest rates and foreign exchange rates in the 2007 third quarter.

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

        On a consolidated basis, our aggregate cash and invested assets totaled $9.86 billion at September 30, 2007, compared to $9.09 billion at December 31, 2006. ACGL's readily available cash, short-term investments and marketable securities, excluding amounts held by our regulated insurance and reinsurance subsidiaries, totaled $28.7 million at September 30, 2007, compared to $14.2 million at December 31, 2006. During the nine months ended September 30, 2007, ACGL received dividends of $441.0 million from Arch Re Bermuda which were used to fund the share repurchase program described below along with the payment of preferred dividends, interest expense and other corporate expenses.

        The ability of our regulated insurance and reinsurance subsidiaries to pay dividends or make distributions or other payments to us is dependent on their ability to meet applicable regulatory standards. Under Bermuda law, Arch Re Bermuda is required to maintain a minimum solvency margin (i.e., the amount by which the value of its general business assets must exceed its general business liabilities) equal to the greatest of (1) $100 million, (2) 50% of net premiums written (being gross premiums written by us less any premiums ceded by us, but we may not deduct more than 25% of gross premiums when computing net premiums written) and (3) 15% of loss and other insurance reserves. Arch Re Bermuda is prohibited from declaring or paying any dividends during any financial year if it is not in compliance with its minimum solvency margin or minimum liquidity ratio. In addition, Arch Re Bermuda is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year's statutory balance sheet) unless it files, at least seven days before payment of such dividends, with the Bermuda Monetary Authority an affidavit stating that it will continue to meet the required margins. In addition, Arch Re Bermuda is prohibited, without prior approval of the Bermuda Monetary Authority, from reducing by 15% or more its total statutory capital, as set out in its previous year's statutory financial statements. At December 31, 2006, as determined under Bermuda law, Arch Re Bermuda had statutory capital of $1.98 billion and statutory capital and surplus of $3.32 billion. Such amounts include ownership interests in U.S. insurance and reinsurance subsidiaries. Accordingly, Arch Re Bermuda can pay approximately $830.9 million to ACGL during 2007 without providing an affidavit to the Bermuda Monetary Authority, as discussed above. Arch Re Bermuda has paid $441.0 million in dividends to ACGL during the nine months ended September 30, 2007. Our U.S. insurance and reinsurance subsidiaries can pay approximately $117.5 million in dividends or distributions to Arch-U.S., our U.S. holding company, which is owned by Arch Re Bermuda, during 2007 without prior regulatory approval. Such dividends or distributions may be subject to applicable withholding or other taxes. Arch-Europe can pay approximately £4.5 million, or $8.8 million, in dividends to ACGL during 2007 without prior notice and approval by the Financial Services Authority, which regulates insurance and reinsurance companies operating in the U.K. In addition, the ability of our insurance and reinsurance subsidiaries to pay dividends is also constrained by our dependence on the financial strength ratings of our insurance and reinsurance subsidiaries from independent rating agencies. The ratings from these agencies depend to a large extent on the capitalization levels of our insurance and reinsurance subsidiaries. We believe that ACGL has sufficient cash resources and available dividend capacity to service its indebtedness and other current outstanding obligations.

        Our insurance and reinsurance subsidiaries are required to maintain assets on deposit, which primarily consist of fixed maturities, with various regulatory authorities to support their operations. The assets on deposit are available to settle insurance and reinsurance liabilities to third parties. Our insurance and reinsurance subsidiaries also have investments in segregated portfolios primarily to provide collateral or guarantees for letters of credit to third parties. At September 30, 2007 and December 31, 2006, such amounts approximated $1.16 billion. In addition, certain of our operating subsidiaries maintain assets in trust accounts as collateral for insurance and reinsurance transactions with affiliated companies. At September 30, 2007 and December 31, 2006, such amounts approximated $3.86 billion and $3.61 billion, respectively.

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

        Consolidated cash provided by operating activities was $426.6 million for the 2007 third quarter, compared to $426.8 million for the 2006 third quarter, and $1.1 billion for the nine months ended September 30, 2007, compared to $1.25 billion for the 2006 period. The lower level of operating cash flows for the nine months ended September 30, 2007 primarily resulted from a higher level of payments by our reinsurance operations to Flatiron Re Ltd. and an increase in paid losses as our insurance and reinsurance loss reserves continue to mature. Cash flow from operating activities are provided by premiums collected, fee income, investment income and collected reinsurance recoverables, offset by losses and loss adjustment expense payments, reinsurance premiums paid, operating costs and current taxes paid.

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

        We monitor our capital adequacy on a regular basis and will seek to adjust our capital base (up or down) according to the needs of our business. The future capital requirements of our business will depend on many factors, including our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover losses. Our ability to underwrite is largely dependent upon the quality of our claims paying and financial strength ratings as evaluated by independent rating agencies. In particular, we require (1) sufficient capital to maintain our financial strength ratings, as issued by several ratings agencies, at a level considered necessary by management to enable our key operating subsidiaries to compete; (2) sufficient capital to enable our underwriting subsidiaries to meet the capital adequacy tests performed by statutory agencies in the U.S. and other key markets; and (3) letters of credit and other forms of collateral that are necessary for our non-U.S. operating companies because they are "non-admitted" under U.S. state insurance regulations.

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

        On February 28, 2007, our board of directors authorized us to invest up to $1 billion in ACGL's common shares through a share repurchase program. Repurchases under the program may be effected from time to time in open market or privately negotiated transactions through February 2009. For the nine months ended September 30, 2007, we repurchased approximately 5.8 million common shares for an aggregate purchase price of $400.7 million. As a result of share repurchase transactions in 2007, book value per common share at September 30, 2007 was reduced by $1.37 per share. The timing and amount of the repurchase transactions under this program will depend on a variety of factors, including market conditions and corporate and regulatory considerations. In connection with the repurchase program, the Warburg Pincus funds waived their rights relating to share repurchases under their shareholders agreement with ACGL for all repurchases of common shares by ACGL under the repurchase program in open market transactions and certain privately negotiated transactions.

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

        In August 2006, we entered into a five-year agreement for a $300 million unsecured revolving loan and letter of credit facility and a $1.0 billion secured letter of credit facility (the "Credit Agreement"). The $300 million unsecured loan and letter of credit facility is also available for the issuance of unsecured letters of credit up to $100 million for our U.S.-based reinsurance operation. Including the secured letter of credit portion of the Credit Agreement and another letter of credit facility (together, the "LOC Facilities"), we have access to letter of credit facilities for up to a total of $1.45 billion. At September 30, 2007 and December 31, 2006, we had approximately $619.0 million and $663.7 million, respectively, in outstanding letters of credit under the LOC Facilities, which were secured by investments totaling $663.1 million and $728.7 million, respectively.

Off-Balance Sheet Arrangements

        Off-balance sheet arrangements are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2006.

Book Value Per Common Share and Share Repurchases

        The following table presents the calculation of book value per common share and the impact of transactions under the share repurchase program on book value per common share:

(U.S. dollars in thousands, except share data)	September 30, 2007	December 31, 2006
Calculation of book value per common share:
Total shareholders' equity	$3,874,795	$3,590,619
Less preferred shareholders' equity	(325,000)	(325,000)

Common shareholders' equity	3,549,795	3,265,619
Common shares outstanding(1)	69,141,795	74,270,466

Book value per common share	$51.34	$43.97

Effect of share repurchases during period:
Aggregate purchase price of shares repurchased	$400,705
Shares repurchased	5,812,443

Average price per share repurchased	$68.94
Estimated dilutive impact on ending book value per common share(2)	$(1.37)

(1)
Excludes the effects of 5,598,114 and 5,669,994 stock options and 117,287 and 91,514 restricted stock units outstanding at September 30, 2007 and December 31, 2006, respectively.

(2)
As the average price per share repurchased during the period exceeded the book value per common share at September 30, 2007, the repurchase of shares during the period reduced book value per common share at that date.

Market Sensitive Instruments and Risk Management

        In accordance with the SEC's Financial Reporting Release No. 48, we performed a sensitivity analysis to determine the effects that market risk exposures could have on the future earnings, fair values or cash flows of our financial instruments as of September 30, 2007. (See section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Sensitive Instruments and Risk Management" included in our 2006 Annual Report on Form 10-K.) Market risk represents the risk of changes in the fair value of a financial instrument and is comprised of several components, including liquidity, basis and price risks. At September 30, 2007, material changes in market risk exposures that affect the quantitative and qualitative disclosures presented as of December 31, 2006 are as follows:

  Investment Market Risk

        Fixed Income Securities.    We invest in interest rate sensitive securities, primarily debt securities. We consider the effect of interest rate movements on the market value of our fixed maturities, fixed maturities pledged under securities lending agreements, short-term investments and certain of our other investments which invest in fixed income securities and the corresponding change in unrealized appreciation. As interest rates rise, the market value of our interest rate sensitive securities falls, and the converse is also true. The following table summarizes the effect that an immediate, parallel shift in the interest rate yield curve would have had on the portfolio at September 30, 2007 and December 31, 2006. Based on historical observations, there is a low probability that all interest rate yield curves would shift in the same direction at the same time and, accordingly, the actual effect of interest rate movements may differ materially from the amounts set forth below. For further discussion on investment activity, please refer to "Investments."

	Interest Rate Shift in Basis Points
(U.S. dollars in millions)
	-100	-50	0	50	100
September 30, 2007:
Total market value	$10,203.4	$10,039.9	$9,876.4	$9,718.7	$9,561.8
Market value change from base	3.31%	1.66%	—	(1.60)%	(3.19)%
Change in unrealized value	$327.0	$163.5	—	$(157.7)	$(314.6)
December 31, 2006:
Total market value	$9,153.8	$9,007.0	$8,862.5	$8,720.5	$8,581.2
Market value change from base	3.29%	1.63%	—	(1.60)%	(3.17)%
Change in unrealized value	$291.3	$144.5	—	$(142.0)	$(281.3)

        Another method that attempts to measure portfolio risk is Value-at-Risk ("VaR"). VaR attempts to take into account a broad cross-section of risks facing a portfolio by utilizing relevant securities volatility data skewed towards the most recent months and quarters. VaR measures the amount of a portfolio at risk for outcomes 1.65 standard deviations from the mean based on normal market conditions over a one year time horizon and is expressed as a percentage of the portfolio's initial value. In other words, 95% of the time, should the risks taken into account in the VaR model perform per their historical tendencies, the portfolio's loss in any one year period is expected to be less than or equal to the calculated VaR, stated as a percentage of the measured portfolio's initial value. As of September 30, 2007, our portfolio's VaR was estimated to be 2.97%, compared to an estimated 3.66% at December 31, 2006.

        Equities and Privately Held Securities.    Our investment portfolio includes an allocation to other investments which include investments in certain stock index funds, other preferred stocks and privately held securities. See Note 7, "Investment Information—Other Investments," of the notes accompanying our consolidated financial Statements for additional disclosures concerning our other investments. At September 30, 2007 and December 31, 2006, the fair value of our investments in equities and privately held securities totaled $163.3 million and $139.6 million, respectively. These securities are exposed to price risk, which is the potential loss arising from decreases in the market value of equities. An immediate hypothetical 10% depreciation in the value of each equity position would reduce the fair value of such investments by approximately $16.3 million and $14.0 million, respectively, at September 30, 2007 and December 31, 2006 and would have decreased book value per common share by approximately $0.24 and $0.19, respectively.

        Investment-Related Derivatives.    We began to invest in certain derivative instruments in 2006 to replicate investment positions and to manage market exposures and duration risk. At September 30, 2007 and December 31, 2006, the notional value of the net long position for equity futures was $95.7 million and $78.6 million, respectively, and the notional value of the net short position for Treasury note futures was $50.5 million and $35.2 million, respectively. A 10% depreciation of the underlying exposure to these derivative instruments at September 30, 2007 and December 31, 2006 would have resulted in a reduction in net income of approximately $14.6 million and $11.4 million, respectively, and would have decreased book value per common share by $0.21 and $0.15, respectively.

  Foreign Currency Exchange Risk

        Foreign currency rate risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates. A 10% depreciation of the U.S. Dollar against other currencies under our outstanding contracts at September 30, 2007 and December 31, 2006, net of unrealized appreciation on our securities denominated in currencies other than the U.S. Dollar, would have resulted in unrealized gains of approximately $14.5 million and $14.8 million, respectively, and would have increased book value per common share by approximately $0.21 and $0.20, respectively. A 10% appreciation of the U.S. Dollar against other currencies under our outstanding contracts at September 30, 2007 and December 31, 2006, net of unrealized depreciation on our securities denominated in currencies other than the U.S. Dollar, would have resulted in unrealized losses of approximately $14.5 million and $14.8 million, respectively, and would have decreased book value per common share by approximately $0.21 and $0.20, respectively. Based on historical observations, there is a low probability that all foreign currency exchange rates would shift against the U.S. Dollar in the same direction and at the same time and, accordingly, the actual effect of foreign currency rate movements may differ materially from the amounts set forth above. For further discussion on foreign exchange activity, please refer to "Results of Operations."

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

        Forward-looking statements involve our current assessment of risks and uncertainties. Actual events and results may differ materially from those expressed or implied in these statements. Important factors that could cause actual events or results to differ materially from those indicated in such statements are discussed below, elsewhere in this report and in our periodic reports filed with the SEC, without limitation under the caption "Risk Factors" in our Form 10-K,and include:

  •
  our ability to successfully implement our business strategy during "soft" as well as "hard" markets;

  •
  acceptance of our business strategy, security and financial condition by rating agencies and regulators, as well as by brokers and our insureds and reinsureds;

  •
  our ability to maintain or improve our ratings, which may be affected by our ability to raise additional equity or debt financings, by ratings agencies' existing or new policies and practices, as well as other factors described herein;

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

  •
  accuracy of those estimates and judgments utilized in the preparation of our financial statements, including those related to revenue recognition, insurance and other reserves, reinsurance recoverables, investment valuations, intangible assets, bad debts, income taxes, contingencies and litigation, and any determination to use the deposit method of accounting, which for a relatively new insurance and reinsurance company, like our company, are even more difficult to make than those made in a mature company since limited historical information has been reported to us through September 30, 2007;

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

        In addition, other general factors could affect our results, including developments in the world's financial and capital markets and our access to such markets.

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

Other Financial Information

        The interim financial information included in this Quarterly Report on Form 10-Q as of and for the three and nine months ended September 30, 2007 has not been audited by PricewaterhouseCoopers LLP. In reviewing such information, PricewaterhouseCoopers LLP has applied limited procedures in accordance with professional standards for reviews of interim financial information. However, their separate report dated November 7, 2007 included in this Quarterly Report on Form 10-Q for the 2007 third quarter states that they did not audit and they do not express an opinion on that interim financial information. Accordingly, you should restrict your reliance on their reports on such information. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their reports on the interim financial information because such reports do not constitute "reports" or "parts" of the registration statements prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act of 1933.

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

Changes in Internal Controls Over Financial Reporting

        There have been no changes in internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        We, in common with the insurance industry in general, are subject to litigation and arbitration in the normal course of our business. As of September 30, 2007, we were not a party to any material litigation or arbitration other than as a part of the ordinary course of business in relation to claims and reinsurance recoverable matters, none of which is expected by management to have a significant adverse effect on our results of operations and financial condition and liquidity.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        The following table summarizes ACGL's purchases of its common shares for the 2007 third quarter:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan or Programs(2)
7/1/2007–7/31/2007	—	—	412,200	$715,099
8/1/2007–8/31/2007	1,690	$69.72	1,761,601	$599,295
9/1/2007–9/30/2007	512	$71.83	—	$599,295

Total	2,202	$70.21	2,173,801	$599,295

(1)
ACGL repurchases shares, from time to time, from employees in order to facilitate the payment of withholding taxes on restricted shares granted. We purchased these shares at their fair market value, as determined by reference to the closing price of our common shares on the day the restricted shares vested.

(2)
On February 28, 2007, ACGL's Board of Directors authorized ACGL to invest up to $1 billion in ACGL's common shares through a share repurchase program. Repurchases under the program may be effected from time to time in open market or privately negotiated transactions through February 2009. The timing and amount of the repurchase transactions under this program will depend on a variety of factors, including market conditions and corporate and regulatory considerations. In connection with the repurchase program, the Warburg Pincus funds waived their rights relating to share repurchases under the shareholders agreement for all repurchases of common shares by ACGL under the repurchase program in open market transactions and certain privately negotiated transactions.

Item 5.    Other Information

        In accordance with Section 10a(i)(2) of the Securities Exchange Act of 1934, as amended, we are responsible for disclosing non-audit services to be provided by our independent auditor, PricewaterhouseCoopers LLP, which are approved by the Audit Committee of our board of directors. During the 2007 third quarter, the Audit Committee approved engagements of PricewaterhouseCoopers LLP for the following permitted non-audit services: tax services, tax consulting and tax compliance.

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

ARCH CAPITAL GROUP LTD. (REGISTRANT)
Date: November 9, 2007	/s/ CONSTANTINE IORDANOU Constantine Iordanou President and Chief Executive Officer (Principal Executive Officer) and Director
Date: November 9, 2007	/s/ JOHN D. VOLLARO John D. Vollaro Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
15	Accountants' Awareness Letter (regarding unaudited interim financial information)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

QuickLinks

ARCH CAPITAL GROUP LTD.
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets Sept 30, 2007 (unaudited) and Dec 31, 2006
Consolidated Statements of Income For the three and nine month periods ended Sept 30, 2007 and 2006 (unaudited)
Consolidated Statements of Changes in Shareholders' Equity For the nine month periods ended Sept 30, 2007 and 2006 (unaudited)
Consolidated Statements of Comprehensive Income For the nine month periods ended Sept 30, 2007 and 2006 (unaudited)
Consolidated Statements of Cash Flows For the nine month periods ended September 30, 2007 and 2006 (unaudited)
ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  Item 5. Other Information
  Item 6. Exhibits
SIGNATURES
EXHIBIT INDEX