Form 10-K
period 2007-12-31
ARCH CAPITAL GROUP LTD.
filed 2008-02-29
CIK 947484

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 0-26456

ARCH CAPITAL GROUP LTD.

(Exact name of registrant as specified in its charter)

Bermuda (State or other jurisdiction of incorporation or organization)	Not applicable (I.R.S. Employer Identification No.)
Wessex House, 45 Reid Street Hamilton HM 12, Bermuda (Address of principal executive offices)	(441) 278-9250 (Registrant's telephone number, including area code)

         Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of each Exchange on which Registered
Common Shares, $0.01 par value per share 8.000% Non-Cumulative Preferred Shares, Series A, $0.01 par value per share 7.875% Non-Cumulative Preferred Shares, Series B, $0.01 par value per share	NASDAQ Stock Market (Common Shares) New York Stock Exchange

         Securities registered pursuant to Section 12(g) of the Exchange Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the closing price as reported by the NASDAQ Stock Market as of the last business day of the Registrant's most recently completed second fiscal quarter, was approximately $4.29 billion.

         As of February 22, 2008, there were 65,300,062 of the registrant's common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of Part III and Part IV incorporate by reference our definitive proxy statement for the 2008 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A before April 30, 2008.

ARCH CAPITAL GROUP LTD.

TABLE OF CONTENTS

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        The Private Securities Litigation Reform Act of 1995 ("PLSRA") provides a "safe harbor" for forward-looking statements. This report or any other written or oral statements made by or on behalf of us may include forward-looking statements, which reflect our current views with respect to future events and financial performance. All statements other than statements of historical fact included in or incorporated by reference in this report are forward-looking statements. Forward-looking statements, for purposes of the PLSRA or otherwise, can generally be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe" or "continue" and similar statements of a future or forward-looking nature or their negative or variations or similar terminology.

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

  •
  general economic and market conditions (including inflation, interest rates, foreign currency exchange rates and prevailing credit terms) and conditions specific to the reinsurance and insurance markets in which we operate;

  •
  competition, including increased competition, on the basis of pricing, capacity, coverage terms or other factors;

  •
  our ability to successfully integrate, establish and maintain operating procedures (including the implementation of improved computerized systems and programs to replace and support manual systems) to effectively support our underwriting initiatives and to develop accurate actuarial data;

  •
  the loss of key personnel;

  •
  the integration of businesses we have acquired or may acquire into our existing operations;

  •
  accuracy of those estimates and judgments utilized in the preparation of our financial statements, including those related to revenue recognition, insurance and other reserves, reinsurance recoverables, investment valuations, intangible assets, bad debts, income taxes, contingencies and litigation, and any determination to use the deposit method of accounting, which for a relatively new insurance and reinsurance company, like our company, are even more difficult to make than those made in a mature company since limited historical information has been reported to us through December 31, 2007;

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
  our investment performance;

  •
  material differences between actual and expected assessments for guaranty funds and mandatory pooling arrangements;

  •
  changes in accounting principles or policies or in our application of such accounting principles or policies;

  •
  changes in the political environment of certain countries in which we operate or underwrite business;

  •
  statutory or regulatory developments, including as to tax policy and matters and insurance and other regulatory matters such as the adoption of proposed legislation that would affect Bermuda-headquartered companies and/or Bermuda-based insurers or reinsurers and/or changes in regulations or tax laws applicable to us, our subsidiaries, brokers or customers; and

  •
  the other matters set forth under Item 1A "Risk Factors", Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other sections of this Annual Report on Form 10-K, as well as the other factors set forth in Arch Capital Group Ltd.'s other documents on file with the SEC, and management's response to any of the aforementioned factors.

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

iii

PART I

ITEM 1.    BUSINESS

        We refer you to Item 1A "Risk Factors" for a discussion of risk factors relating to our business.

OUR COMPANY

General

        Arch Capital Group Ltd. ("ACGL" and, together with its subsidiaries, the "Company," "we," or "us") is a Bermuda public limited liability company with approximately $4.34 billion in capital at December 31, 2007 and, through operations in Bermuda, the United States, Europe and Canada, writes insurance and reinsurance on a worldwide basis. While we are positioned to provide a full range of property and casualty insurance and reinsurance lines, we focus on writing specialty lines of insurance and reinsurance.

        We launched an underwriting initiative in October 2001 to meet current and future demand in the global insurance and reinsurance markets. Since that time, we have attracted a proven management team with extensive industry experience and enhanced our existing global underwriting platform for our insurance and reinsurance businesses. It is our belief that our underwriting platform, our experienced management team and our strong capital base that is unencumbered by significant pre-2002 risks have enabled us to establish a strong presence in the insurance and reinsurance markets. For 2007, our sixth full year of operation, we wrote $2.9 billion of net premiums, reported net income available to common shareholders of $832.1 million and earned a return on average equity of 23.9%. Diluted book value per share increased by 25.4% to $55.12 at December 31, 2007 from $43.97 per share at December 31, 2006.

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

        In February 2007, our board of directors authorized us to invest up to $1 billion in ACGL's common shares through a share repurchase program. Repurchases under the program may be effected from time to time in open market or privately negotiated transactions through February 2009. During 2007, we repurchased approximately 7.8 million common shares for an aggregate purchase price of $537.1 million. As a result of share repurchase transactions in 2007, book value per common share at December 31, 2007 was reduced by $1.45 per share and weighted average shares outstanding were reduced by 3.3 million. The timing and amount of the repurchase transactions under this program will depend on a variety of factors, including market conditions and corporate and regulatory considerations. In connection with the repurchase program, the Warburg Pincus funds and Hellman &

Friedman funds waived their rights relating to share repurchases under their shareholders agreement with ACGL for all repurchases of common shares by ACGL under the repurchase program in open market transactions and certain privately negotiated transactions. In May 2007, the Hellman & Friedman funds ceased to own shares of ACGL and their rights under the shareholders agreement with ACGL terminated.

        ACGL's registered office is located at Clarendon House, 2 Church Street, Hamilton HM 11, Bermuda (telephone number: (441) 295-1422), and its principal executive offices are located at Wessex House, 45 Reid Street, Hamilton HM 12, Bermuda (telephone number: (441) 278-9250). ACGL makes available free of charge through its website, located at http://www.archcapgroup.bm, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. The public may read and copy any materials ACGL files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (such as ACGL) and the address of that site is http://www.sec.gov.

Our History

        ACGL was formed in September 2000 and became the sole shareholder of Arch Capital Group (U.S.) Inc. ("Arch-U.S.") pursuant to an internal reorganization transaction completed in November 2000, as described below. Arch-U.S. is a Delaware company formed in March 1995 under the original name of "Risk Capital Holdings, Inc.," which commenced operations in September 1995 following the completion of an initial public offering. From that time until May 2000, Arch-U.S. provided reinsurance and other forms of capital for insurance companies through its wholly owned subsidiary, Arch Reinsurance Company ("Arch Re U.S."), a Nebraska corporation formed in 1995 under the original name of "Risk Capital Reinsurance Company."

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

        The development of our underwriting platform included the following steps: (1) after the completion of the Folksamerica asset sale, we retained our U.S.-licensed reinsurer, Arch Re U.S., and Arch Excess & Surplus Insurance Company ("Arch E&S"), currently an approved excess and surplus lines insurer in 46 states and the District of Columbia and an admitted insurer in one state; (2) in May 2001, we formed Arch Reinsurance Ltd. ("Arch Re Bermuda"), our Bermuda-based reinsurance and insurance subsidiary; (3) in June 2001, we acquired Arch Risk Transfer Services Ltd., which included Arch Insurance Company ("Arch Insurance"), currently an admitted insurer in 50 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands with a branch office in Canada, and rent-a-captive and other facilities that provide insurance and alternative risk transfer services; (4) in February 2002, we acquired Arch Specialty Insurance Company ("Arch Specialty"), currently an approved excess and surplus lines insurer in 49 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands and an admitted insurer in one state; (5) in June 2003, we acquired Western Diversified Casualty Insurance Company ("Western Diversified"), an admitted insurer in 48 states and the District of Columbia; (6) in May 2004, our London-based subsidiary, Arch Insurance Company (Europe) Limited ("Arch-Europe"), was approved by the Financial Services Authority in the U.K. to commence insurance underwriting activities and began writing a range of specialty commercial lines in Europe and the U.K. during the 2004 third quarter; (7) in January 2005, Arch Insurance received its federal license to commence underwriting in Canada and began writing business in the first quarter of 2005; and (8) in November 2006, Arch Reinsurance Ltd., Hamilton (Bermuda), European Branch Zurich ("Arch Re Swiss Branch"), the Swiss branch of Arch Re Bermuda, was registered with the commercial register of the Canton of Zurich to commence reinsurance underwriting activities in Switzerland. All liabilities arising out of the business of Arch Specialty and Western Diversified prior to the closing of our acquisitions of such companies were reinsured and guaranteed by the respective sellers, Sentry Insurance a Mutual Company ("Sentry") and Protective Life Corporation and certain of its affiliates.

        In 2007, we expanded our underwriting platform by (i) forming Arch Re Accident & Health ApS ("Arch Re Denmark"), a Danish underwriting agency which conducts accident and health underwriting as a branch office of Arch-Europe; (ii) acquiring the assets of Wexford Underwriting Managers, Inc. ("Wexford"), a managing general agent, to write excess workers' compensation and employers' liability insurance, a new line of business for us; and (iii) launching our property facultative reinsurance underwriting operations based in Farmington, Connecticut. On January 22, 2008, Arch Re Bermuda and Gulf Investment Corporation GSC ("GIC") entered into a joint venture agreement for the purpose of forming a reinsurance company in the Dubai International Financial Centre. GIC is owned equally by the six member states of the Gulf Cooperation Council ("GCC"), which include Bahrain, Kuwait, Oman, Qatar, Saudi Arabia and the United Arab Emirates. The new company will provide property and casualty reinsurance primarily in those member states of the GCC.

Operations

        We classify our businesses into two underwriting segments, insurance and reinsurance. For an analysis of our underwriting results by segment, see note 3, "Segment Information," of the notes accompanying our consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  Our Insurance Operations

        Our insurance operations are conducted in Bermuda, the United States, Europe and Canada. Our insurance operations in Bermuda are conducted through Arch Insurance (Bermuda), a division of Arch Re Bermuda, which has an office in Hamilton, Bermuda. In the U.S., our insurance group's principal insurance subsidiaries are Arch Insurance, Arch E&S and Arch Specialty. The headquarters for our insurance group's U.S. operations is located in New York City. The insurance group has additional offices throughout the U.S., including four regional offices located in: Alpharetta, Georgia; Chicago, Illinois; New York, New York; and San Francisco, California. Arch Insurance has a branch office in Toronto, Canada, which began writing business in the first quarter of 2005. Our insurance group's European operations are conducted through Arch-Europe, based in London, which became operational during the 2004 third quarter. Arch-Europe also has branches in Germany, Italy and Spain. Arch Re Denmark is also a branch of Arch-Europe which underwrites on behalf of Arch-Europe, although it is part of our reinsurance operations more fully described in "Our Reinsurance Operations". As of February 15, 2008, our insurance group had approximately 1,020 employees.

        Strategy.    Our insurance group's strategy is to operate in lines of business in which underwriting expertise can make a meaningful difference in operating results. It focuses on talent rather than labor intensive business and seeks to operate profitably (on both a gross and net basis) across all of its product lines. To achieve these objectives, our insurance group's operating principles are to:

  •
  Capitalize on Profitable Underwriting Opportunities.  Our insurance group believes that its experienced management and underwriting teams are positioned to locate and identify types of business with attractive risk/reward characteristics. As profitable underwriting opportunities are identified, our insurance group will continue to seek to make additions to their product portfolio in order to take advantage of market trends. This may include adding underwriting and other professionals with specific expertise in specialty lines of insurance.

  •
  Centralize Responsibility for Underwriting.  Our insurance group consists of ten product lines. The underwriting executive in charge of each product line oversees the underwriting within such product line. Our insurance group believes that such centralized control allows for close control of underwriting and creates clear accountability for results. Our U.S. insurance group has four regional offices, and the executives in charge of these regions are primarily responsible for managing the distribution of our insurance group's products through its brokerage appointments.

  •
  Maintain a Disciplined Underwriting Philosophy.  Our insurance group's underwriting philosophy is to generate an underwriting profit through prudent risk selection and proper pricing. Our insurance group believes that the key to this approach is adherence to uniform underwriting standards across all types of business. Our insurance group's senior management closely monitors the underwriting process.

  •
  Focus on Providing Superior Claims Management.  Our insurance group believes that claims handling is an integral component of credibility in the market for insurance products. Therefore, our insurance group believes that its ability to handle claims expeditiously and satisfactorily is a key to its success. Our insurance group employs experienced claims professionals and also utilizes nationally recognized external claims managers (third party administrators) where necessary.

  •
  Utilize a Brokerage Distribution System.  Our insurance group believes that by utilizing a brokerage distribution system, consisting of select international, national and regional brokers, both wholesale and retail, it can efficiently access a broad customer base while maintaining underwriting control and discipline.

        Our insurance group writes business on both an admitted and non-admitted basis. Our insurance group focuses on the following areas:

  •
  Casualty.  Our insurance group's casualty unit writes primary and excess casualty insurance coverages, including primary residential contractors and railroad insurance.

  •
  Construction.  Our insurance group's construction unit provides primary and excess casualty coverages to middle and large accounts in the construction industry. The unit also provides coverage for environmental and design professionals, including policies for architectural and engineering firms and construction projects, pollution legal liability coverage for fixed sites, and alternative markets business, including captive insurance programs.

  •
  Executive Assurance.  Our insurance group's executive assurance unit focuses on directors' and officers' liability insurance coverages for corporate and financial institution clients. This unit also writes financial institution errors and omissions coverages, employment practices liability insurance, pension trust errors and omissions/fiduciary liability insurance and fidelity bonds.

  •
  Healthcare.  Our insurance group's healthcare unit provides medical professional and general liability insurance for the healthcare industry including excess professional liability programs for large, integrated hospital systems, outpatient facilities, clinics and long-term care facilities.

  •
  National Accounts Casualty.  Our insurance group's national accounts casualty unit provides a wide range of products for middle and large accounts and specializes in loss sensitive primary casualty insurance programs, including large deductible, self-insured retention and retrospectively rated programs.

  •
  Professional Liability.  Our insurance group's professional liability unit has the following principal areas of focus: (i) large law firms and accounting firms and professional programs; (ii) miscellaneous professional liability, including coverages for consultants, network security, securities broker-dealers, wholesalers, captive agents and managing general agents; (iii) travel and accident insurance; and (iv) lenders products business.

  •
  Programs.  Our insurance group's programs unit targets program managers with unique expertise and niche products offering general liability, commercial automobile, inland marine and non-catastrophe-exposed property business. This unit offers primarily package policies, underwriting workers' compensation and umbrella liability business in support of desirable package programs.

  •
  Property.  Our insurance group's property unit provides general property insurance coverages, including catastrophe-exposed property coverage, for commercial clients.

  •
  Special Risks.  The special risks unit provides on-shore and off-shore property, including catastrophe-exposed coverage, and casualty insurance coverages for commercial clients primarily in the energy industry. The special risks unit also provides contractors all risk, erection all risk, aerospace (consisting of aviation and satellite risks) and stand alone terrorism insurance coverages for commercial clients.

  •
  Surety.  Our insurance group's surety unit provides contract surety coverages, including contract bonds (payment and performance bonds) for mid-size and large contractors and specialty contract bonds for homebuilders and developers.

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

  •
  collaborative decision-making.

        Premiums Written and Geographic Distribution.    Set forth below is summary information regarding net premiums written for our insurance group:

	Years Ended December 31,
	2007		2006		2005
(U.S. dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Net premiums written
Property, marine and aviation	$330,460	19.3	$320,928	19.4	$228,642	15.4
Professional liability(1)	328,369	19.1	289,328	17.5	227,828	15.4
Construction, surety and national accounts	283,997	16.5	274,460	16.6	233,133	15.7
Programs	235,793	13.7	225,653	13.7	232,156	15.7
Executive assurance	185,351	10.8	193,694	11.8	169,430	11.4
Casualty	181,774	10.6	220,244	13.3	271,788	18.4
Healthcare	63,757	3.7	68,026	4.1	70,928	4.8
Other(2)	108,047	6.3	59,723	3.6	47,395	3.2

Total	$1,717,548	100.0	$1,652,056	100.0	$1,481,300	100.0

Net premiums written by client location
United States	$1,323,376	77.1	$1,340,792	81.2	$1,293,938	87.4
Europe	250,824	14.6	182,815	11.0	107,283	7.2
Other	143,348	8.3	128,449	7.8	80,079	5.4

Total	$1,717,548	100.0	$1,652,056	100.0	$1,481,300	100.0

Net premiums written by underwriting location
United States	$1,309,401	76.2	$1,297,974	78.6	$1,258,162	84.9
Europe	330,746	19.3	269,128	16.3	174,676	11.8
Other	77,401	4.5	84,954	5.1	48,462	3.3

Total	$1,717,548	100.0	$1,652,056	100.0	$1,481,300	100.0

(1)
Includes travel and accident business.

(2)
Includes excess workers' compensation and employers' liability business.

        Marketing.    Our insurance group's products are marketed principally through a group of licensed independent retail and wholesale brokers. Clients (insureds) are referred to our insurance group through a large number of international, national and regional brokers and captive managers who receive from the insured or insurer a set fee or brokerage commission usually equal to a percentage of gross premiums. In the past, our insurance group also entered into contingent commission arrangements with some brokers that provide for the payment of additional commissions based on volume or profitability of business. In general, our insurance group has no implied or explicit commitments to accept business from any particular broker and, neither brokers nor any other third party has the authority to bind our insurance group, except in the case where underwriting authority may be delegated contractually to selected program administrators. Such administrators are subject to a due diligence financial and operational review prior to any such delegation of authority and ongoing reviews and audits are carried out as deemed necessary by our insurance group to assure the continuing integrity of underwriting and related business operations. See "Risk Factors—Risks Relating to Our Company—We could be materially adversely affected to the extent that managing general agents, general agents and other producers in our program business exceed their underwriting authorities or otherwise breach obligations owed to us." For information on major brokers, see note 11, "Commitments and Contingencies—Concentrations of Credit Risk," of the notes accompanying our consolidated financial statements.

        Risk Management and Reinsurance.    In the normal course of business, our insurance group may cede a portion of its premium through quota share, surplus share, excess of loss and facultative reinsurance agreements. Reinsurance arrangements do not relieve our insurance group from its obligations to insureds. Reinsurance recoverables are recorded as assets, predicated on the reinsurers' ability to meet their obligations under the reinsurance agreements. If the reinsurers are unable to satisfy their obligations under the agreements, our insurance subsidiaries would be liable for such defaulted amounts. Our insurance subsidiaries, through their respective reinsurance security committees ("RSC"), are selective with regard to reinsurers, seeking to place reinsurance with only those reinsurers which meet and maintain specific standards of established criteria for financial strength. Each RSC evaluates the financial viability of its reinsurers through financial analysis, research and review of rating agencies' reports and also monitors reinsurance recoverables and letters of credit with unauthorized reinsurers and conducts ongoing assessments of reinsurers, including financial stability, appropriate licensing, reputation, claims paying ability and underwriting philosophy. Our insurance group will continue to evaluate its reinsurance requirements. See note 4, "Reinsurance," of the notes accompanying our consolidated financial statements.

        For catastrophe exposed insurance business, our insurance group seeks to limit the amount of exposure to catastrophic losses it assumes through a combination of managing aggregate limits, underwriting guidelines and reinsurance. For a discussion of our risk management policies, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, Estimates and Recent Accounting Pronouncements—Ceded Reinsurance" and "Risk Factors—Risks Relating to Our Industry—The failure of any of the loss limitation methods we employ could have a material adverse effect on our financial condition or results of operations."

        Claims Management.    Our insurance group's claims personnel provide underwriting and loss service support to the group. Members of our insurance group's claims departments work with underwriting professionals as functional teams in order to develop products and services that the group's customers desire and, in certain cases, use independent national claims firms (third party administrators) for investigations and field adjustments.

  Our Reinsurance Operations

        Our reinsurance operations are conducted on a worldwide basis through our reinsurance subsidiaries, Arch Re Bermuda and Arch Re U.S. Arch Re Bermuda has offices in Bermuda, as well as a branch office in Zurich, Switzerland. Arch Re U.S. operates out of its office in Morristown, New Jersey. Our property facultative reinsurance operations are primarily conducted through Arch Re U.S. with certain executive functions conducted through Arch Re Facultative Underwriters Inc. located in Farmington, Connecticut. Arch Re Denmark is a subsidiary of Arch Re Bermuda which conducts its travel and accident reinsurance operations as a branch office of Arch-Europe. As of February 15, 2008, our reinsurance group had approximately 140 employees.

        Strategy.    Our reinsurance group's strategy is to capitalize on our financial capacity, experienced management and operational flexibility to offer multiple products through our operations. The reinsurance group's operating principles are to:

  •
  Actively Select and Manage Risks.  Our reinsurance group only underwrites business that meets certain profitability criteria, and it emphasizes disciplined underwriting over premium growth. To this end, our reinsurance group maintains centralized control over reinsurance underwriting guidelines and authorities.

  •
  Maintain Flexibility and Respond to Changing Market Conditions.  Our reinsurance group's organizational structure and philosophy allows it to take advantage of increases or changes in demand or favorable pricing trends. Our reinsurance group believes that its existing Bermuda-, U.S.- and European-based platform, broad underwriting expertise and substantial capital facilitates adjustments to its mix of business geographically and by line and type of coverage. Our reinsurance group believes that this flexibility allows it to participate in those market opportunities that provide the greatest potential for underwriting profitability.

  •
  Maintain a Low Cost Structure.  Our reinsurance group believes that maintaining tight control over its staffing level and operating primarily as a broker market reinsurer permits it to maintain low operating costs relative to its capital and premiums.

        Our reinsurance group writes business on both a proportional and non-proportional basis and writes both treaty and facultative business. In a proportional reinsurance arrangement (also known as pro rata reinsurance, quota share reinsurance or participating reinsurance), the reinsurer shares a proportional part of the original premiums and losses of the reinsured. The reinsurer pays the cedent a commission which is generally based on the cedent's cost of acquiring the business being reinsured (including commissions, premium taxes, assessments and miscellaneous administrative expenses) and may also include a profit factor. Non-proportional (or excess of loss) reinsurance indemnifies the reinsured against all or a specified portion of losses on underlying insurance policies in excess of a specified amount, which is called a "retention." Non-proportional business is written in layers and a reinsurer or group of reinsurers accepts a band of coverage up to a specified amount. The total coverage purchased by the cedent is referred to as a "program." Any liability exceeding the upper limit of the program reverts to the cedent.

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

        Our reinsurance group focuses on the following areas:

  •
  Casualty.  Our reinsurance group reinsures third party liability and workers' compensation exposures from ceding company clients primarily on a treaty basis. The exposures that it reinsures include, among others, directors' and officers' liability, professional liability, automobile liability, workers' compensation and excess and umbrella liability. Our reinsurance group writes this business on a proportional and non-proportional basis. On proportional and non-proportional "working casualty business," which is treated separately from casualty clash business, our reinsurance group prefers to write treaties where there is a meaningful amount of actuarial data and where loss activity is more predictable.

  •
  Property Excluding Property Catastrophe.  Our treaty reinsurance group reinsures individual property risks of a ceding company. Property per risk treaty and pro rata reinsurance contracts written by our treaty reinsurance group cover claims from individual insurance policies issued by reinsureds and include both personal lines and commercial property exposures (principally covering buildings, structures, equipment and contents). The primary perils in this business include fire, explosion, collapse, riot, vandalism, wind, tornado, flood and earthquake.

    Through our property facultative reinsurance group, we also write reinsurance on a facultative basis whereby the reinsurer assumes all or part of the risk under a single insurance contract. Facultative reinsurance is typically purchased by ceding companies for individual risks not covered by their reinsurance treaties, for unusual risks or for amounts in excess of the limits on their reinsurance treaties. Our property facultative reinsurance group focuses on commercial property risks on an excess of loss basis.

  •
  Other Specialty.  Our reinsurance group writes other specialty lines, including non-standard automobile, surety, accident and health, workers' compensation catastrophe, trade credit and political risk.

  •
  Property Catastrophe.  Our reinsurance group reinsures catastrophic perils for our reinsureds on a treaty basis. Treaties in this type of business provide protection for most catastrophic losses that are covered in the underlying policies written by our reinsureds. The primary perils in our reinsurance group's portfolio include hurricane, earthquake, flood, tornado, hail and fire. Our reinsurance group may also provide coverage for other perils on a case-by-case basis. Property catastrophe reinsurance provides coverage on an excess of loss basis when aggregate losses and loss adjustment expense from a single occurrence of covered peril exceed the retention specified in the contract. The multiple claimant nature of property catastrophe reinsurance requires careful monitoring and control of cumulative aggregate exposure.

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

        Underwriting Philosophy.    Our reinsurance group employs a disciplined, analytical approach to underwriting reinsurance risks that is designed to specify an adequate premium for a given exposure commensurate with the amount of capital it anticipates placing at risk. A number of our reinsurance group's underwriters are also actuaries. It is our reinsurance group's belief that employing actuaries on the front-end of the underwriting process gives it an advantage in evaluating risks and constructing a high quality book of business.

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

        Premiums Written and Geographic Distribution.    Set forth below is summary information regarding net premiums written for our reinsurance group:

	Years Ended December 31,
	2007		2006		2005
(U.S. dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Net premiums written
Casualty(1)	$466,209	39.4	$591,219	43.3	$753,829	45.5
Property excluding property catastrophe(2)	248,367	21.0	297,080	21.8	339,643	20.5
Property catastrophe	202,203	17.1	146,751	10.7	162,519	9.8
Other specialty	148,776	12.5	218,157	16.0	251,519	15.2
Marine and aviation	110,586	9.3	109,865	8.0	108,981	6.6
Other	8,247	0.7	2,290	0.2	40,981	2.4

Total	$1,184,388	100.0	$1,365,362	100.0	$1,657,472	100.0

Net premiums written by client location
United States	$688,841	58.1	$770,309	56.4	$898,980	54.2
Europe	258,952	21.9	368,332	27.0	437,663	26.4
Bermuda	179,935	15.2	132,618	9.7	188,321	11.4
Other	56,660	4.8	94,103	6.9	132,508	8.0

Total	$1,184,388	100.0	$1,365,362	100.0	$1,657,472	100.0

Net premiums written by underwriting location
Bermuda	$691,782	58.4	$813,356	59.6	$1,004,451	60.6
United States	471,551	39.8	552,006	40.4	653,021	39.4
Other	21,055	1.8	—	—	—	—

Total	$1,184,388	100.0	$1,365,362	100.0	$1,657,472	100.0

(1)
Includes professional liability and executive assurance business.

(2)
Includes facultative business.

        Marketing.    Our reinsurance group markets its reinsurance products through brokers, except our property facultative reinsurance group, which generally deals directly with the ceding companies. Brokers do not have the authority to bind our reinsurance group with respect to reinsurance agreements, nor does our reinsurance group commit in advance to accept any portion of the business that brokers submit to them. Our reinsurance group generally pays brokerage fees to brokers based on negotiated percentages of the premiums written through such brokers. For information on major brokers, see note 11, "Commitments and Contingencies—Concentrations of Credit Risk," of the notes accompanying our consolidated financial statements.

        Risk Management and Retrocession.    Our reinsurance group currently purchases retrocessional coverage as part of their risk management program. They also participate in "common account" retrocessional arrangements for certain treaties. Such arrangements reduce the effect of individual or aggregate losses to all companies participating in such treaties, including the reinsurers. Arch Re Bermuda entered into a quota share reinsurance treaty ("Flatiron Treaty") with Flatiron Re Ltd., a Bermuda reinsurance company, pursuant to which Flatiron Re Ltd. assumed a 45% quota share of certain lines of property and marine business underwritten by Arch Re Bermuda for unaffiliated third parties for the 2006 and 2007 underwriting years (January 1, 2006 to December 31, 2007). Effective June 28, 2006, the parties amended the Flatiron Treaty to increase the percentage ceded to Flatiron Re Ltd. from 45% to 70% of all covered business bound by Arch Re Bermuda from (and including) June 28, 2006 until (and including) August 15, 2006, provided such business did not incept beyond September 30, 2006. The ceding percentage for all business bound outside of this period continued to be 45%. For 2007 and 2006, Arch Re Bermuda ceded $311.3 million and $273.2 million, respectively, of premiums written to Flatiron Re Ltd. ($282.2 million and $157.4 million, respectively, on an earned basis) under the Flatiron Treaty. At December 31, 2007, $144.9 million of premiums ceded to Flatiron Re Ltd. were unearned. The Flatiron Treaty was not renewed upon expiration on December 31, 2007. Our reinsurance group will continue to evaluate its retrocessional requirements. See note 4, "Reinsurance," of the notes accompanying our consolidated financial statements.

        For catastrophe exposed reinsurance business, our reinsurance group seeks to limit the amount of exposure it assumes from any one reinsured and the amount of the aggregate exposure to catastrophe losses from a single event in any one geographic zone. For a discussion of our risk management policies, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, Estimates and Recent Accounting Pronouncements—Ceded Reinsurance" and "Risk Factors—Risks Relating to Our Industry—The failure of any of the loss limitation methods we employ could have a material adverse effect on our financial condition or results of operations."

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

Employees

        As of February 15, 2008, ACGL and its subsidiaries employed approximately 1,215 full-time employees.

Reserves

        Reserve estimates are derived after extensive consultation with individual underwriters, actuarial analysis of the loss reserve development and comparison with market benchmarks. We have developed our actuarial staff and utilize both internal and external actuaries. Generally, reserves are established without regard to whether we may subsequently contest the claim. We do not currently discount our loss reserves except for excess workers' compensation and employers' liability loss reserves produced by Wexford, a new line of business for us in 2007.

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

        The following table represents the development of loss reserves as determined under accounting principles generally accepted in the United States of America ("GAAP") for 1997 through 2007. This table does not present accident or policy year development data. Results for 1997 to 2000 relate to our prior reinsurance operations, which were sold on May 5, 2000 to Folksamerica. With respect to 2000, no reserves are reported in the table below because all reserves for business written through May 5, 2000 were assumed by Folksamerica in the May 5, 2000 asset sale, and we did not write or assume any business during 2000 subsequent to the asset sale. Activity subsequent to 2000 relates to acquisitions made by us and our underwriting initiatives that commenced in October 2001.

        The top line of the table shows the reserves, net of reinsurance recoverables, at the balance sheet date for each of the indicated years. This represents the estimated amounts of net losses and loss adjustment expenses arising in all prior years that are unpaid at the balance sheet date, including incurred but not reported ("IBNR") reserves. The table also shows the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years. The "cumulative redundancy (deficiency)" represents the aggregate change in the estimates over all prior years. The table also shows the cumulative amounts paid as of successive years with respect to that reserve liability. In addition, the table reflects the claim development of the gross balance sheet reserves for 1997 through 2007. With respect to the information in the table, it should be noted that each amount includes the effects of all changes in amounts for prior periods.

Development of GAAP Reserves
Cumulative Redundancy (Deficiency)

	Years Ended December 31,
(U.S. dollars in millions)	1997	1998	1999	2000	2001	2002	2003(a)	2004	2005	2006	2007
Reserve for losses and loss adjustment expenses, net of reinsurance recoverables	$71	$186	$309	—	$21	$381	$1,543	$2,875	$4,063	$4,911	$5,483
Cumulative net paid losses as of:
One year later	19	88	311	—	15	82	278	449	745	843
Two years later	33	216	311	—	19	141	437	811	1,332
Three years later	64	216	311	—	24	172	596	1,110
Four years later	64	216	311	—	26	204	706
Five years later	64	216	311	—	26	218
Six years later	64	216	311	—	25
Seven years later	64	216	311	—
Eight years later	64	216	311
Nine years later	64	216
Ten years later	64
Net re-estimated reserve as of:
One year later	68	216	311	—	25	340	1,444	2,756	3,986	4,726
Two years later	65	216	311	—	25	335	1,353	2,614	3,809
Three years later	64	216	311	—	27	335	1,259	2,487
Four years later	64	216	311	—	27	312	1,237
Five years later	64	216	311	—	28	315
Six years later	64	216	311	—	26
Seven years later	64	216	311	—
Eight years later	64	216	311
Nine years later	64	216
Ten years later	64
Cumulative net redundancy (deficiency)	$7	$(30)	$(2)	—	$(5)	$66	$306	$388	$254	$185

Cumulative net redundancy (deficiency) as a percentage of net reserves	8.5	(16.1)	(1.0)	—	(21.9)	17.2	19.8	13.5	6.2	3.8
Gross reserve for losses and loss adjustment expenses	$71	$216	$365	—	$111	$592	$1,912	$3,493	$5,453	$6,463	$7,092
Reinsurance recoverable	—	(30)	(56)	—	(90)	(211)	(369)	(618)	(1,390)	(1,552)	(1,609)

Net reserve for losses and loss adjustment expenses	71	186	309	—	21	381	1,543	2,875	4,063	$4,911	$5,483

Gross re-estimated reserve	64	246	367	—	186	562	1,561	3,053	5,203	$6,209
Re-estimated reinsurance recoverable	—	(30)	(56)	—	(160)	(247)	(324)	(566)	(1,394)	(1,483)

Net re-estimated reserve	64	216	311	—	26	315	1,237	2,487	3,809	4,726

Gross re-estimated redundancy (deficiency)	$7	$(30)	$(2)	—	$(75)	$30	$351	$440	$250	$254

(a)
Paid amounts include $21.9 million of reserves related to our non-standard automobile business that was sold in 2004 (see "—Our History").

        The following table represents an analysis of losses and loss adjustment expenses and a reconciliation of the beginning and ending reserve for losses and loss adjustment expenses.

	Years Ended December 31,
(U.S. dollars in thousands)	2007	2006	2005
Reserve for losses and loss adjustment expenses at beginning of year	$6,463,041	$5,452,826	$3,492,759
Unpaid losses and loss adjustment expenses recoverable	1,552,157	1,389,768	617,607

Net reserve for losses and loss adjustment expenses at beginning of year	4,910,884	4,063,058	2,875,152
Increase (decrease) in net losses and loss adjustment expenses incurred relating to losses occurring in:
Current year	1,829,534	1,867,344	2,120,962
Prior years	(185,364)	(76,795)	(119,013)

Total net incurred losses and loss adjustment expenses	1,644,170	1,790,549	2,001,949
Foreign exchange losses (gains)	45,192	47,711	(55,854)
Less net losses and loss adjustment expenses paid relating to losses occurring in:
Current year	274,102	245,856	308,954
Prior years	843,311	744,578	449,235

Total net paid losses and loss adjustment expenses	1,117,413	990,434	758,189
Net reserve for losses and loss adjustment expenses at end of year	5,482,833	4,910,884	4,063,058
Unpaid losses and loss adjustment expenses recoverable	1,609,619	1,552,157	1,389,768

Reserve for losses and loss adjustment expenses at end of year	$7,092,452	$6,463,041	$5,452,826

        Our reserving method to date has to a large extent been the expected loss method, which is commonly applied when limited loss experience exists. We select the initial expected loss and loss adjustment expense ratios based on information derived by our underwriters and actuaries during the initial pricing of the business, supplemented by industry data where appropriate. These ratios consider, among other things, rate changes and changes in terms and conditions that have been observed in the market. Any estimates and assumptions made as part of the reserving process could prove to be inaccurate due to several factors, including the fact that limited historical information has been reported to us through December 31, 2007. As actual loss information is reported to us and we develop our own loss experience, we will give more emphasis to other actuarial techniques.

        During 2007, on a gross basis, we recorded a redundancy on reserves recorded in prior years of approximately $253.7 million while, on a net basis, we recorded a redundancy on reserves recorded in prior years of approximately $185.4 million. The net favorable development consisted of $172.7 million from the reinsurance segment and $12.7 million from the insurance segment. Of the net favorable development in the reinsurance segment, $110.6 million came from short-tail lines, and $62.1 million came from casualty and marine and aviation business. The development resulted from better than anticipated loss emergence. The net favorable development was partially offset by an increase in acquisition expenses of $18.5 million, primarily as a result of the commutation of certain treaties. In addition, in its reserving process in 2002 and 2003, the reinsurance segment recognized that there is a possibility that the assumptions made could prove to be inaccurate due to several factors primarily related to the start up nature of its operations. Due to the availability of additional data, and based on reserve analyses, it was determined that it was no longer necessary to continue to include such factors in 2004 or subsequent periods. Based on the level of claims activity reported to date, the reinsurance segment reduced the amount of reserves it had recorded in 2002 and 2003 by $10.6 million in 2007. Except as discussed above, the estimated favorable development in the reinsurance segment's prior year reserves did not reflect any significant changes in the key assumptions it made to estimate these reserves at December 31, 2006. As a result of applying a small amount of weight to its own experience, the insurance segment reduced loss selections for some lines, in particular those written on a claims-made basis and for which it now believes it has a reasonable level of credible data. The insurance segment's net favorable development of $12.7 million was primarily due to reductions in reserves in medium-tailed and long-tailed lines of business resulting from such changes, partially offset by adverse development of $33.3 million from short-tail lines which primarily resulted from higher than expected claims development. The net favorable development was partially offset by an increase in acquisition expenses of $9.5 million, primarily due to sliding scale arrangements on certain policies.

        During 2006, on a gross basis, we recorded a deficiency on reserves recorded in prior years of approximately $28.3 million while, on a net basis, we recorded a redundancy on reserves recorded in prior years of approximately $76.8 million. The gross deficiency primarily resulted from adverse development on the 2005 catastrophic events while, on a net basis, a significant portion of the adverse development was covered by reinsurance. The net favorable development consisted of $68.5 million from the reinsurance segment and $8.3 million from the insurance segment. Of the net favorable development in the reinsurance segment, $37.1 million came from short-tail lines, and $31.4 million came from longer-tail lines. The development resulted from better than anticipated loss emergence and was net of $38.1 million of adverse development on the 2005 catastrophic events, primarily in short-tail lines. The net favorable development was partially offset by an increase in acquisition expenses of $7.8 million, primarily as a result of the commutation of certain treaties. As noted above, in its reserving process in 2002 and 2003, the reinsurance segment recognized that there is a possibility that the assumptions made could prove to be inaccurate due to several factors primarily related to the start up nature of its operations. Due to the availability of additional data, and based on reserve analyses, it was determined that it was no longer necessary to continue to include such factors. Following reserve reviews, and based on the level of claims activity reported to date, the reinsurance segment reduced the amount of reserves it had recorded in 2002 and 2003 by $7.7 million in 2006. Except as discussed above, the estimated favorable development in the reinsurance segment's prior year reserves did not reflect any significant changes in the key assumptions it made to estimate these reserves at December 31, 2005. The insurance segment's net favorable development of $8.3 million was primarily due to reductions in reserves in certain medium-tailed and long-tailed lines of business, in particular for those lines of business written on a claims-made basis and for which it now believes it has a reasonable level of credible data, partially offset by adverse development of $44.0 million from short-tail lines which included $30.8 million of adverse development on the 2005 catastrophic events.

        During 2005, on a gross and net basis, we recorded a redundancy on reserves recorded in prior years of approximately $113.9 million and $119.0 million, respectively. The net favorable development consisted of $91.2 million from the reinsurance segment and $27.8 million from the insurance segment. Of the net favorable development in the reinsurance segment, $85.3 million was primarily due to short-tail lines, mainly property, and resulted from better than anticipated loss emergence. Such amount was partially offset by an increase in acquisition expenses of $9.0 million, primarily as a result of the commutation of certain treaties. As noted above, in its reserving process in 2002 and 2003, the reinsurance segment recognized that there is a possibility that the assumptions made could prove to be inaccurate due to several factors primarily related to the start up nature of its operations. Following reserve reviews, and based on the level of claims activity reported to date, the reinsurance segment reduced the amount of reserves it had recorded in 2002 and 2003 by $12.1 million in 2005. Except as discussed above, the estimated favorable development in the reinsurance segment's prior year reserves did not reflect any significant changes in the key assumptions it made to estimate these reserves at December 31, 2004. Prior to 2005, the insurance segment's reserving method relied heavily on industry data. In 2005, the insurance segment began to give a relatively small amount of weight to its own experience. The insurance segment's net favorable development of $27.8 million was primarily due to reductions in reserves in certain medium-tailed and long-tailed lines of business, in particular for those lines of business written on a claims-made basis and for which it now believes it has a reasonable level of credible data.

        We are subject to credit risk with respect to our reinsurance and retrocessions because the ceding of risk to reinsurers and retrocessionaires does not relieve us of our liability to the clients or companies we insure or reinsure. Our failure to establish adequate reinsurance or retrocessional arrangements or the failure of our existing reinsurance or retrocessional arrangements to protect us from overly concentrated risk exposure could adversely affect our financial condition and results of operations. Although we monitor the financial condition of our reinsurers and retrocessionaires and attempt to place coverages only with substantial, financially sound carriers, we may not be successful in doing so. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, Estimates and Recent Accounting Pronouncements—Collection of Insurance-Related Balances and Provision for Doubtful Accounts."

Investments

        At December 31, 2007, consolidated cash and invested assets totaled approximately $10.13 billion, consisting of $939.0 million of cash and short-term investments, $8.6 billion of fixed maturities and fixed maturities pledged under securities lending agreements and $589.7 million of other investments. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, Estimates and Recent Accounting Pronouncements—Investments."

        The following table summarizes the fair value of our cash and invested assets at December 31, 2007 and 2006:

	December 31,
	2007		2006
(U.S. dollars in thousands)	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
Cash and short-term investments(1)	$938,951	9.3	$1,274,715	13.7

Fixed maturities and fixed maturities pledged under securities lending agreements(1):
Corporate bonds	2,452,527	24.2	1,504,989	16.2
Commercial mortgage backed securities	1,315,680	13.0	868,586	9.3
Mortgage backed securities	1,234,596	12.2	1,183,805	12.7
U.S. government and government agencies	1,165,423	11.5	1,922,511	20.6
Asset backed securities	1,008,030	9.9	907,829	9.7
Municipal bonds	990,325	9.8	815,204	8.8
Non-U.S. government securities	434,243	4.3	534,427	5.7

Sub-total	8,600,824	84.9	7,737,351	83.0

Short-term investments pledged under securities lending agreements, at fair value(1)	219	0.0	—	—
Other investments	589,669	5.8	307,082	3.3

Total cash and invested assets(1)(2)	$10,129,663	100.0	$9,319,148	100.0

(1)
In our securities lending transactions, we receive collateral in excess of the fair value of the fixed maturities and short-term investments pledged under securities lending agreements. For purposes of this table, we have excluded $1.5 billion and $891.4 million, respectively, of collateral received which is reflected as "short-term investment of funds received under securities lending agreements, at fair value" and included $1.46 billion and $860.8 million, respectively, of "fixed maturities and short-term investments pledged under securities lending agreements, at fair value" at December 31, 2007 and 2006.

(2)
Includes certain securities transactions entered into but not settled at the balance sheet date. Net of such amounts, total cash and investments were approximately $10.12 billion at December 31, 2007 and $9.09 billion at December 31, 2006.

        Our current investment guidelines and approach stress preservation of capital, market liquidity and diversification of risk. Our investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities. At December 31, 2007 and 2006, approximately 98% of our fixed maturities and fixed maturities pledged under securities lending agreements were rated investment grade by the major rating agencies, primarily Standard & Poor's Rating Services ("Standard & Poor's"). At December 31, 2007 and 2006, our fixed maturities, fixed maturities pledged under securities lending agreements and short-term investments had an average credit quality rating of "AA+" and "AAA", respectively, and an average effective duration of approximately 3.29 years and 3.23 years, respectively.

        During the 2005 third quarter, we began a securities lending program under which certain of our fixed income portfolio securities are loaned to third parties, primarily major brokerage firms, for short periods of time through a lending agent. Such securities have been reclassified as "Fixed maturities and short-term investments pledged under securities lending agreements, at fair value." We maintain control over the securities we lend, retain the earnings and cash flows associated with the loaned securities and receive a fee from the borrower for the temporary use of the securities. Collateral received, primarily in the form of cash, is required at a rate of 102% of the fair value of the loaned securities (or 105% of the fair value of the loaned securities when the collateral and loaned securities are denominated in non-U.S. currencies) including accrued investment income and is monitored and maintained by the lending agent. Such collateral is reinvested and is reflected as "Short-term investment of funds received under securities lending agreements, at fair value." At December 31, 2007, the fair value and amortized cost of fixed maturities and short-term investments pledged under securities lending agreements were $1.46 billion and $1.44 billion, respectively, while collateral received totaled $1.5 billion at fair value and amortized cost. At December 31, 2006, the fair value and amortized cost of fixed maturities and short-term investments pledged under securities lending agreements were $860.8 million and $854.8 million, respectively, while collateral received totaled $891.4 million at fair value and amortized cost.

        The credit quality distribution of our fixed maturities and fixed maturities pledged under securities lending agreements at December 31, 2007 and 2006 are shown below:

(U.S. dollars in thousands)	December 31, 2007		December 31, 2006
Rating(1)	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
AAA	$6,600,258	76.7	$6,366,059	82.3
AA	882,262	10.3	605,427	7.8
A	677,047	7.9	430,103	5.6
BBB	243,610	2.8	194,408	2.5
BB	25,390	0.3	32,572	0.4
B	128,459	1.5	64,636	0.8
Lower than B	11,321	0.1	11,149	0.2
Not rated	32,477	0.4	32,997	0.4

Total	$8,600,824	100.0	$7,737,351	100.0

(1)
Ratings as assigned by the major rating agencies.

        For 2007 and 2006, set forth below is the pre-tax total return (before investment expenses) of our investment portfolio (including fixed maturities, short-term investments and fixed maturities and short-term investments pledged under securities lending agreements) compared to the benchmark return against which we measured our portfolio during the year. Our investment expenses were approximately 0.15% of average invested assets in 2007 and 2006.

	Arch Portfolio	Benchmark Return(1)
Pre-tax total return (before investment expenses):
Year ended December 31, 2007	6.52%	6.97%
Year ended December 31, 2006	5.24%	4.88%

(1)
The benchmark return is a weighted average of the benchmarks assigned to each of our investment managers. The benchmarks used vary based on the nature of the portfolios under management. In all but a few instances, the benchmarks used are Lehman indices.

Ratings

        The Company's ability to underwrite business is dependent upon the quality of its claims paying ability and financial strength ratings as evaluated by independent agencies. Such ratings from third party internationally recognized statistical rating organizations or agencies are instrumental in establishing the competitive positions of companies in our industry. The Company believes that the primary users of such ratings include commercial and investment banks, policyholders, brokers, ceding companies and investors. Insurance ratings are also used by insurance and reinsurance intermediaries as an important means of assessing the financial strength and quality of insurers and reinsurers, and have become an increasingly important factor in establishing the competitive position of insurance and reinsurance companies. These ratings are often an important factor in the decision by an insured or intermediary of whether to place business with a particular insurance or reinsurance provider. Periodically, rating agencies evaluate us to confirm that we continue to meet their criteria for the ratings assigned to us by them. A.M. Best Company maintains a letter scale rating system ranging from "A++" (Superior) to "F" (In Liquidation). Moody's Investors Service maintains a letter scale rating from "Aaa" (Exceptional) to "NP" (Not Prime). Standard & Poor's maintains a letter scale rating system ranging from "AAA" (Extremely Strong) to "R" (Under Regulatory Supervision). Our reinsurance subsidiaries, Arch Re U.S. and Arch Re Bermuda, and our principal insurance subsidiaries, Arch Insurance, Arch E&S, Arch Specialty and Arch-Europe, each currently has a financial strength rating of "A" (Excellent, the third highest out of fifteen rating levels) with a stable outlook from A.M. Best Company, "A2" (Good, the sixth highest out of 21 rating levels) with a stable outlook from Moody's Investors Service and "A" (Strong, the sixth highest out of 21 rating levels) with a positive outlook from Standard and Poor's. Fitch Ratings has assigned a financial strength rating of "A" (Strong, the sixth highest out of 24 rating levels) with a stable outlook to Arch Re Bermuda. A.M. Best Company has assigned a financial strength rating of "NR-3" (Rating Procedure Inapplicable) to Western Diversified, which currently is not writing business, and Moody's Investors Service and Standard & Poor's did not rate Western Diversified.

        ACGL has received counterparty (issuer) credit ratings of "BBB+" (eighth highest out of 22 rating levels) with a positive outlook from Standard & Poor's, "Baa1" (eighth highest out of 21 rating levels) with a stable outlook from Moody's Investors Service and "A-" long term issuer rating (seventh highest out of 23 rating levels) with a stable outlook from Fitch Ratings. A counterparty credit rating provides an opinion on an issuer's overall capacity and willingness to meet its financial commitments as they become due, but is not specific to a particular financial obligation. ACGL's senior debt was assigned a rating of "BBB+" from Standard and Poors, "Baa1" from Moody's Investors Service and "BBB+" from Fitch Ratings. ACGL's series A non-cumulative preferred shares and series B non-cumulative preferred shares were both assigned a "BBB-" rating by Standard & Poor's, a "Baa3" by Moody's Investors Service and a "BBB" rating by Fitch Ratings.

        The objective of these ratings systems is to assist policyholders and to provide an opinion of an insurer's or reinsurer's financial strength and ability to meet ongoing obligations to its policyholders. The financial strength ratings assigned by rating agencies to insurance and reinsurance companies represent independent opinions of financial strength and ability to meet policyholder obligations and are not directed toward the protection of investors, nor are they recommendations to buy, hold or sell any securities. We can offer no assurances that our ratings will remain at their current levels, or that our security will be accepted by brokers and our insureds and reinsureds. A ratings downgrade or the potential for such a downgrade, or failure to obtain a necessary rating, could adversely affect both our relationships with agents, brokers, wholesalers and other distributors of our existing products and services and new sales of our products and services. In addition, under certain of the reinsurance agreements assumed by our reinsurance operations, upon the occurrence of a ratings downgrade or other specified triggering event with respect to our reinsurance operations, such as a reduction in surplus by specified amounts during specified periods, our ceding company clients may be provided with certain rights, including, among other things, the right to terminate the subject reinsurance agreement and/or to require that our reinsurance operations post additional collateral. In the event of a ratings downgrade or other triggering event, the exercise of such contract rights by our clients could have a material adverse effect on our financial condition and results of operations, as well as our ongoing business and operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

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

        In our insurance business, we compete with insurers that provide specialty property and casualty lines of insurance, including: ACE Limited, Allied World Assurance Company, Ltd., American International Group, Inc., AXIS Capital Holdings Limited, Berkshire Hathaway, Inc., Chubb Corporation, Endurance Specialty Holdings Ltd., The Hartford Financial Services Group, Inc., HCC Insurance Holdings, Inc., Lloyd's of London, The St. Paul Travelers Companies, W.R. Berkley Corp., XL Capital Ltd. and Zurich Insurance Group. In our reinsurance business, we compete with reinsurers that provide property and casualty lines of reinsurance, including ACE Limited, AXIS Capital Holdings Limited, Berkshire Hathaway, Inc., Endurance Specialty Holdings Ltd., Everest Re Group Ltd., Hannover Rückversicherung AG, Lloyd's of London, Montpelier Re Holdings Ltd., Munich Re Group, PartnerRe Ltd., Platinum Underwriters Holdings, Ltd., RenaissanceRe Holdings Ltd., Swiss Reinsurance Company, Transatlantic Holdings, Inc. and XL Capital Ltd. We do not believe that we have a significant market share in any of our markets.

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

        The New York Attorney General, various state insurance regulatory authorities and others are investigating contingent commission payments to brokers (and the disclosures relating to such payments), alleged "bid-rigging," "steering," and other practices in the insurance industry involving brokers and agents, as well as certain finite insurance and/or reinsurance products. Although certain brokers have announced new fee structures in response to the industry investigations and, as part of these new initiatives, have requested that our insurance subsidiaries enter into standardized payment arrangements, we have determined to negotiate payment arrangements with our brokers on a case by case basis. We cannot predict the effect that these investigations, and any changes in industry practice, including future legislation or regulations that may become applicable to us, will have on the insurance industry or our business. See "Risk Factors—Risks Relating to Our Industry—Our reliance on brokers subjects us to their credit risk."

        Credit for Reinsurance.    Arch Re U.S. is subject to insurance regulation and supervision that is similar to the regulation of licensed primary insurers. However, except for certain mandated provisions that must be included in order for a ceding company to obtain credit for reinsurance ceded, the terms and conditions of reinsurance agreements generally are not subject to regulation by any governmental authority. This contrasts with admitted primary insurance policies and agreements, the rates and terms of which generally are regulated by state insurance regulators. As a practical matter, however, the rates charged by primary insurers do have an effect on the rates that can be charged by reinsurers.

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

        As of February 15, 2008: (1) Arch Re U.S. is licensed or is an accredited or otherwise approved reinsurer in 50 states and the District of Columbia; (2) Arch Insurance is licensed as an insurer in 50 states, the District of Columbia, Puerto Rico and, the U.S. Virgin Islands with a branch office in Canada; (3) Arch Specialty is licensed in one state and approved as an excess and surplus lines insurer in 49 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands; (4) Arch E&S is licensed in one state and approved as an excess and surplus lines insurer in 46 states and the District of Columbia; (5) Western Diversified is licensed as an insurer in 48 states and the District of Columbia; and (6) Arch-Europe is approved as an excess and surplus lines insurer in 14 states. Arch Re Bermuda does not expect to become, licensed, accredited or so approved in any U.S. jurisdiction.

        Holding Company Acts.    All states have enacted legislation that regulates insurance holding company systems. These regulations generally provide that each insurance company in the system is required to register with the insurance department of its state of domicile and furnish information concerning the operations of companies within the holding company system which may materially affect the operations, management or financial condition of the insurers within the system. All transactions within a holding company system affecting insurers must be fair and reasonable. Notice to the insurance departments is required prior to the consummation of transactions affecting the ownership or control of an insurer and of certain material transactions between an insurer and any entity in its holding company system. In addition, certain of such transactions cannot be consummated without the applicable insurance department's prior approval.

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

        Insurance Regulatory Information System Ratios.    The National Association of Insurance Commissioners ("NAIC") Insurance Regulatory Information System ("IRIS") was developed by a committee of state insurance regulators and is intended primarily to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies 13 industry ratios (referred to as "IRIS ratios") and specifies "usual values" for each ratio. Departure from the usual values of the IRIS ratios can lead to inquiries from individual state insurance commissioners as to certain aspects of an insurer's business. For 2007, certain of our U.S.-based subsidiaries generated IRIS ratios that were outside of the usual values. To date, none of these subsidiaries has received any notice of regulatory review but there is no assurance that we may not be notified in the future.

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

        Terrorism Risk Insurance Program Reauthorization Act of 2007.    On November 26, 2002, President Bush signed into law the Terrorism Risk Insurance Act of 2002, which was amended and extended by the Terrorism Risk Insurance Extension Act of 2005 and amended and extended again by the Terrorism Risk Insurance Program Reauthorization Act of 2007 ("TRIPRA") through December 31, 2014. TRIPRA provides a federal backstop for insurance-related losses resulting from any act of terrorism on U.S. soil or against certain U.S. air carriers, vessels or foreign missions. Under TRIPRA, all U.S.-based property and casualty insurers are required to make terrorism insurance coverage available in specified commercial property and casualty insurance lines. Under TRIPRA, the federal government will pay 85% of covered losses after an insurer's losses exceed a deductible determined by a statutorily prescribed formula, up to a combined annual aggregate limit for the federal government and all insurers of $100 billion. If an act (or acts) of terrorism result in covered losses exceeding the $100 billion annual limit, insurers with losses exceeding their deductibles will not be responsible for additional losses. The deductible for each year is based on the insurer's direct commercial earned premiums for property and casualty insurance, excluding certain lines of business such as commercial auto, surety, professional liability and earthquake lines of business, for the prior calendar year multiplied by 20%. The specified percentages for prior periods were 7% for 2003, 10% for 2004, 15% for 2005, 17.5% for 2006 and 20% for 2007, which extends through 2014.

        Our U.S.-based property and casualty insurers, Arch Insurance, Arch Specialty, Arch E&S and Western Diversified, are subject to TRIPRA. TRIPRA specifically excludes reinsurance business and, accordingly, does not apply to our reinsurance operations. Our U.S. insurance group's deductible for 2007 was approximately $274 million (i.e., 20.0% of earned premiums). Based on 2007 direct commercial earned premiums, our U.S. insurance group's deductible for 2008 is approximately $261.7 million (i.e., 20.0% of such earned premiums).

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

        Legislative and Regulatory Proposals.    From time to time various regulatory and legislative changes have been proposed in the insurance and reinsurance industry. Among the proposals that have in the past been or are at present being considered are the possible introduction of federal regulation in addition to, or in lieu of, the current system of state regulation of insurers. In addition, there are a variety of proposals being considered by various state legislatures. We are unable to predict whether any of these proposed laws and regulations will be adopted, the form in which any such laws and regulations would be adopted, or the effect, if any, these developments would have on our operations and financial condition. See "—U.S. Insurance Regulation—General."

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

        Annual Statutory Financial Statements.    An insurer must prepare annual statutory financial statements. The Insurance Act prescribes rules for the preparation and substance of such statutory financial statements (which include, in statutory form, a balance sheet, an income statement, a statement of capital and surplus and notes thereto). The insurer is required to give detailed information and analyses regarding premiums, claims, reinsurance and investments. The statutory financial statements are not prepared in accordance with GAAP and are distinct from the financial statements prepared for presentation to the insurer's shareholders under the Companies Act 1981 of Bermuda (the "Companies Act"), which financial statements are prepared in accordance with GAAP. Arch Re Bermuda, as a general business insurer, is required to submit the annual statutory financial statements as part of the annual statutory financial return.

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

        Shareholder Controllers.    Any person who, directly or indirectly, becomes a holder of at least 10%, 20%, 33% or 50% of the common shares of ACGL must notify the BMA in writing within 45 days of becoming such a holder or 30 days from the date such person has knowledge of having such a holding, whichever is later. The BMA may, by written notice, object to such a person if it appears to the BMA that the person is not fit and proper to be such a holder. The BMA may require the holder to reduce their holding of common shares in ACGL and direct, among other things, that voting rights attaching to the common shares shall not be exercisable. A person that does not comply with such a notice or direction from the BMA will be guilty of an offense.

        For so long as ACGL has as a subsidiary an insurer registered under the Insurance Act, the BMA may at any time, by written notice, object to a person holding 10% or more of its common shares if it appears to the BMA that the person is not or is no longer fit and proper to be such a holder. In such a case, the BMA may require the shareholder to reduce its holding of common shares in ACGL and direct, among other things, that such shareholder's voting rights attaching to the common shares shall not be exercisable. A person who does not comply with such a notice or direction from the BMA will be guilty of an offense.

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

  United Kingdom Insurance Regulation

        General.    The Financial Services Authority (the "FSA") regulates insurance and reinsurance companies operating in the U.K. under the Financial Services and Markets Act 2000 (the "FSMA"), including Arch-Europe, our U.K.-based subsidiary. In May 2004, Arch-Europe was licensed and authorized by the FSA. It holds the relevant permissions for the classes of insurance business which it underwrites in the U.K. All U.K. companies are also subject to a range of statutory provisions, including the laws and regulations of the Companies Acts 1985 (as amended) (the "Companies Acts").

        The primary statutory goals of the FSA are to maintain and promote confidence in the U.K. financial system, secure the appropriate degree of protection for consumers and reduce financial crime. The FSA regulatory regime imposes risk management, solvency and capital requirements on U.K. insurance companies. The FSA has broad authority to supervise and regulate insurance companies which extends to enforcement of the provisions of the FSMA and intervention in the operations of an insurance company. The FSA regime is based on principles from which all of its rules and guidance derive. Among these principles, the FSA increasingly emphasizes a "culture of compliance" in those firms it regulates. The FSA carries out regular Advanced Risk Responsive Operating Framework ("ARROW") assessments of regulated firms to ensure that compliance with its rules and guidance. The FSA conducted a risk assessment of Arch-Europe in 2004 and in 2006, and will continue to do so again on a regular schedule. The assessment provided the FSA's views on Arch-Europe's risk profile and its regulatory capital requirements. In some cases, the FSA may require remedial action or adjustments to a company's management, operations, capital requirements, claims management or business plan. The FSA recently announced that greater focus will be placed on senior management arrangements, systems and controls, the fair treatment of clients and making further progress towards the development of enhanced risk-based minimum capital requirements for non life insurance companies, working together with the regulatory bodies of the Member States of the European Union ("EU") and the European Commission, which acts as the initiator of action and executive body of the EU.

        Financial Resources.    Arch-Europe is required to demonstrate to the FSA that it has adequate financial assets to meet the financial resources requirement for its category. On an annual basis, Arch-Europe is required to provide the FSA with its own risk-based assessment of its capital needs, taking into account comprehensive risk factors, including market, credit, operational, liquidity and group risks to generate a revised calculation of its expected liabilities which, in turn, enable the FSA to provide individual capital guidance to Arch-Europe. Arch-Europe's surplus is above the risk-based capital threshold allowed by the FSA's individual capital assessment of Arch-Europe. The FSA requires that Arch-Europe maintain a margin of solvency calculation based on the classes of business for which it is authorized and within its premium income projections applied to its worldwide general business.

        Reporting Requirements.    Like all U.K. companies, Arch-Europe must file and submit its annual audited financial statements and related reports to the Registrar of Companies under the Companies Acts together with an annual return of certain core corporate information and changes from the prior year. This requirement is in addition to the regulatory returns required to be filed annually with the FSA.

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

        European Union Considerations.    As a licensed insurance company in the U.K., a Member State of the EU, Arch-Europe's authorization as an insurer is recognized throughout the European Economic Area ("EEA"), subject only to certain notification and application requirements. This authorization enables Arch-Europe to establish a branch in any other Member State of the EU, where it will be subject to the insurance regulations of each such Member State with respect to the conduct of its business in such Member State, but remain subject only to the financial and operational supervision by the FSA. The framework for the establishment of branches in Member States of the EU other than the U.K. was generally set forth, and remains subject to, directives by the European Council, the legislative body of the EU, which directives are then implemented in each Member State. Arch-Europe currently has branches in Germany, Italy, Spain and Denmark, and may establish branches in other Member States of the EU in the future. Further, as an insurer in an EU Member State, Arch-Europe has the freedom to provide insurance services anywhere in the EEA subject to compliance with certain rules governing such provision, including notification to the FSA.

  Canada Insurance Regulation

        The Canadian branch office of Arch Insurance is subject to federal, as well as provincial and territorial, regulation in Canada. The Office of the Superintendent of Financial Institutions ("OSFI") is the federal regulatory body that, under the Insurance Companies Act (Canada), regulates federal Canadian and non-Canadian insurance companies operating in Canada. The primary goal of OSFI is to supervise the safety and soundness of insurance companies with the aim of securing the appropriate level of protection of insureds by imposing risk management, solvency and capital requirements on such companies. In addition, the Canadian branch is subject to regulation in the provinces and territories in which it underwrites insurance, and the primary goal of insurance regulation at the provincial and territorial levels is to govern the market conduct of insurance companies. The Canadian branch is licensed to carry on insurance business by OSFI and in each province and territory, except for Prince Edward Island.

  Switzerland Insurance Regulation

        In November 2006, Arch Re Bermuda opened a branch office in Zurich, Switzerland named Arch Reinsurance Ltd., Hamilton (Bermuda), European Branch Zurich. The activities of the Arch Re Swiss Branch are limited to reinsurance so it is not required to be licensed by the Swiss insurance regulatory authorities.

  European Union Reinsurance Regulation

        The single system established in the EU for regulation and supervision of the general insurance sector and its single passport regime have until recently applied only to direct insurance, and there has been no common regulation of reinsurance in the EU. On December 9, 2005, the EU published the Reinsurance Directive (the "Directive") as a first step in harmonization of reinsurance regulation in the single market. Member States of the EU and the EEA were required to implement the Directive by December 2007. A number of Member States have implemented the Directive, but some have yet to pass the necessary legislation. Once fully implemented, pure reinsurers established in a Member State of the EU will have freedom to establish branches in and provide services to all EEA states similar to that enjoyed by direct insurers and they will be subject to similar rules in relation to licensing and financial supervision. At present, there are Member States in which this freedom does not apply. Arch-Europe, being established in the U.K. and authorized by the FSA to write reinsurance, is now able, subject to regulatory notifications and there being no objection from the FSA and the Member States concerned, to establish branches and provide reinsurance services in those EEA states which have implemented the Directive. The Directive itself does not prohibit EEA insurers from obtaining reinsurance from reinsurers licensed outside the EEA, such as Arch Re Bermuda. As such, Arch Re Bermuda may do business from Bermuda with EEA Member States but it may not directly operate its reinsurance business within the EEA. Unless agreement is reached between the European Commission and Bermuda to accord Bermuda-based reinsurers market access on the basis of the prudential nature of Bermuda regulation, each individual EEA Member State may impose conditions on reinsurance provided by Bermuda-based reinsurers which could restrict their future provision of reinsurance to the EEA Member State concerned. There are no indications as yet that any EEA Member State will take this course, but Hungary and the Slovak Republic have certain prohibitions on the purchase of insurance from reinsurers not authorized in the EEA. Also, a number of EEA Member States have introduced or are considering legislation that would limit the ability of Bermudian reinsurers to advertise or otherwise market their reinsurance services in those EEA Member States.

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

        The Treaty clearly applies to premium income, but may be construed as not protecting investment income. If ACGL's Bermuda insurance subsidiaries were considered to be engaged in a U.S. trade or business and were entitled to the benefits of the Treaty in general, but the Treaty were not found to protect investment income, a portion of such subsidiaries' investment income could be subject to U.S. federal income tax.

        Non-U.S. insurance companies carrying on an insurance business within the United States have a certain minimum amount of effectively connected net investment income, determined in accordance with a formula that depends, in part, on the amount of U.S. risk insured or reinsured by such companies. If any of ACGL's non-U.S. insurance subsidiaries is considered to be engaged in the conduct of an insurance business in the United States, a significant portion of such company's investment income could be subject to U.S. income tax.

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

        The United States also imposes an excise tax on insurance and reinsurance premiums paid to non-U.S. insurers or reinsurers with respect to risks located in the United States. The rates of tax, unless reduced by an applicable U.S. tax treaty, are 4% for non-life insurance premiums and 1% for life insurance and all reinsurance premiums.

        Personal Holding Company Rules.    A domestic corporation will not be classified as a personal holding company (a "PHC") in a given taxable year unless both (i) at some time during the last half of such taxable year, five or fewer individuals (without regard to their citizenship or residency) own or are deemed to own (pursuant to certain constructive ownership rules) more than 50% of the corporation's shares by value, and (ii) at least 60% of the adjusted ordinary gross income of the corporation for such taxable year consists of PHC income (as defined in Section 543 of the Code). For purposes of the 50% share ownership test, all of our shares owned by an investment partnership will be attributed to each of its partners, if any, who are individuals. As a result of this attribution rule, we believe that currently five or fewer individuals may be treated as owning more than 50% of the value of our shares.

Consequently, one or more of our domestic subsidiaries could be or become PHCs, depending on whether any of our subsidiaries satisfy the PHC gross income test.

        We will use commercially reasonable efforts to cause each of our domestic subsidiaries not to satisfy the gross income requirement set forth in Section 542(a) of the Code. If, however, any of our domestic subsidiaries is or were to become a PHC in a given taxable year, such company would be subject to PHC tax (at a 15% rate for taxable years before January 1, 2011, and thereafter at the highest marginal rate on ordinary income applicable to individuals) on its "undistributed PHC income." PHC income generally would not include underwriting income. If any of our subsidiaries is or becomes a PHC, there can be no assurance that the amount of PHC income would be immaterial.

        Certain of our U.S. subsidiaries have been PHCs. Such subsidiaries did not have "undistributed personal holding company income" and do not expect to have "undistributed personal holding company income" in 2007.

        There can be no assurance that each of our domestic subsidiaries is not or will not become a PHC in the future because of factors including factual uncertainties regarding the application of the PHC rules, the makeup of our shareholder base and other circumstances that affect the application of the PHC rules to our domestic subsidiaries.

  United Kingdom

        Our European subsidiaries, Arch-Europe and Arch Capital U.K. Ltd. ("Arch-U.K."), are companies incorporated in the U.K. and are therefore resident in the U.K. for corporation tax purposes and will be subject to U.K. corporate tax on their respective worldwide profits. The current rate of U.K. corporation tax is generally 30% on profits, but this is scheduled to be reduced to 28% for profits accruing from April 1, 2008.

  Canada

        In January 2005, Arch Insurance received its federal license to commence underwriting in Canada and began writing business in the first quarter of 2005 through its branch operation. The branch operation is taxed on net business income earned in Canada. The general federal corporate income tax rate in Canada is currently 19.5%. The general federal corporate income tax rate in Canada is legislated to be reduced to 19.0% in 2009, 18.0% in 2010, 16.5% in 2011 and, finally, 15.0% in 2012. Provincial and territorial corporate income tax rates are added to the general federal corporate income tax rate and generally vary between 9.9% and 16.0%. Canadian income taxes are also creditable to the Company's U.S. operations.

  Switzerland

        Arch Re Swiss Branch, established as a branch office of Arch Re Bermuda, is subject to Swiss corporation tax on the profit which is allocated to the branch. Under a mixed company ruling, the effective tax rate is expected to be between 11.4% and 12.6%. The annual capital tax on the equity which is allocated to Arch Re Swiss Branch is approximately .035%.

  Denmark

        Arch Re Denmark, established as a subsidiary of Arch Re Bermuda, is subject to Danish corporation taxes on its profits at a rate of 28%.

Taxation of Shareholders

        The following summary sets forth certain United States federal income tax considerations related to the purchase, ownership and disposition of our common shares and our series A non-cumulative preferred shares and our series B non-cumulative preferred shares (collectively referred to as the "preferred shares"). Unless otherwise stated, this summary deals only with shareholders ("U.S. Holders") that are United States Persons (as defined below) who hold their common shares and preferred shares as capital assets and as beneficial owners. The following discussion is only a general summary of the United States federal income tax matters described herein and does not purport to address all of the United States federal income tax consequences that may be relevant to a particular shareholder in light of such shareholder's specific circumstances. In addition, the following summary does not describe the United States federal income tax consequences that may be relevant to certain types of shareholders, such as banks, insurance companies, regulated investment companies, real estate investment trusts, financial asset securitization investment trusts, dealers in securities or traders that adopt a mark-to-market method of tax accounting, tax exempt organizations, expatriates or persons who hold the common shares or preferred shares as part of a hedging or conversion transaction or as part of a straddle, who may be subject to special rules or treatment under the Code. This discussion is based upon the Code, the Treasury regulations promulgated thereunder and any relevant administrative rulings or pronouncements or judicial decisions, all as in effect on the date of this annual report and as currently interpreted, and does not take into account possible changes in such tax laws or interpretations thereof, which may apply retroactively. This discussion does not include any description of the tax laws of any state or local governments within the United States, or of any foreign government, that may be applicable to our common shares or preferred shares or the shareholders. Persons considering making an investment in the common shares or preferred shares should consult their own tax advisors concerning the application of the United States federal tax laws to their particular situations as well as any tax consequences arising under the laws of any state, local or foreign taxing jurisdiction prior to making such investment.

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

  United States Taxation

        Taxation of Dividends.    The preferred shares should be properly classified as equity rather than debt for U.S. federal income tax purposes. Subject to the discussions below relating to the potential application of the CFC and PFIC rules, as defined below, cash distributions, if any, made with respect to our common shares or preferred shares will constitute dividends for U.S. federal income tax purposes to the extent paid out of our current or accumulated earnings and profits (as computed using U.S. tax principles). If a U.S. Holder of our common shares or our preferred shares is an individual or other non-corporate holder, dividends paid, if any, to that holder in taxable years beginning before January 1, 2011 that constitute qualified dividend income will be taxable at the rate applicable for long-term capital gains (generally up to 15%), provided that such person meets a holding period requirement. Generally in order to meet the holding period requirement, the United States Person must hold the common shares for more than 60 days during the 121-day period beginning 60 days before the ex-dividend date and must hold preferred shares for more than 90 days during the 181-day period beginning 90 days before the ex-dividend date. Dividends paid, if any, with respect to common shares or preferred shares generally will be qualified dividend income, provided the common shares or preferred shares are readily tradable on an established securities market in the U.S. in the year in which the shareholder receives the dividend (which should be the case for shares that are listed on the NASDAQ Stock Market or the New York Stock Exchange) and ACGL is not considered to be a passive foreign investment company in either the year of the distribution or the preceding taxable year. No assurance can be given that the preferred shares will be considered readily tradable on an established securities market in the United States. See "—Taxation of Our U.S. Shareholders" below. After December 31, 2010, qualified dividend income will no longer be taxed at the rate applicable for long-term capital gains unless Congress enacts legislation providing otherwise.

        Distributions with respect to the common shares and the preferred shares will not be eligible for the dividends-received deduction allowed to U.S. corporations under the Code. To the extent distributions on our common shares and preferred shares exceed our earnings and profits, they will be treated first as a return of the U.S. Holder's basis in our common shares and our preferred shares to the extent thereof, and then as gain from the sale of a capital asset.

        Sale, Exchange or Other Disposition.    Subject to the discussions below relating to the potential application of the CFC and PFIC rules, holders of common shares and preferred shares generally will recognize capital gain or loss for U.S. federal income tax purposes on the sale, exchange or disposition of common shares or preferred shares, as applicable.

        Redemption of Preferred Shares.    A redemption of the preferred shares will be treated under section 302 of the Code as a dividend if we have sufficient earnings and profits, unless the redemption satisfies one of the tests set forth in section 302(b) of the Code enabling the redemption to be treated as a sale or exchange, subject to the discussion herein relating to the potential application of the CFC, RPII and PFIC rules. Under the relevant Code section 302(b) tests, the redemption should be treated as a sale or exchange only if it (1) is substantially disproportionate, (2) constitutes a complete termination of the holder's stock interest in us or (3) is "not essentially equivalent to a dividend." In determining whether any of these tests are met, shares considered to be owned by the holder by reason of certain constructive ownership rules set forth in the Code, as well as shares actually owned, must generally be taken into account. It may be more difficult for a United States Person who owns, actually or constructively by operation of the attribution rules, any of our other shares to satisfy any of the above requirements. The determination as to whether any of the alternative tests of section 302(b) of the Code is satisfied with respect to a particular holder of the preference shares depends on the facts and circumstances as of the time the determination is made.

Taxation of Our U.S. Shareholders

  Controlled Foreign Corporation Rules

        Under our bye-laws, the 9.9% voting restriction applicable to the Controlled Shares of a U.S. Person (as defined in our bye-laws) generally does not apply to certain of our investors. As a result of certain attribution rules, we believe, therefore, that we and our foreign subsidiaries might be controlled foreign corporations ("CFCs"). That status as a CFC would not cause us or any of our subsidiaries to be subject to U.S. federal income tax. Such status also would have no adverse U.S. federal income tax consequences for any U.S. Holder that is considered to own less than 10% of the total combined voting power of our shares or those of our foreign subsidiaries. Only U.S. Holders that are considered to own 10% or more of the total combined voting power of our shares or those of our foreign subsidiaries (taking into account shares actually owned by such U.S. Holder as well as shares attributed to such U.S. Holder under the Code or the regulations thereunder) (a "10% U.S. Voting Shareholder") would be affected by our status as a CFC. The preferred shares generally should not be considered voting stock for purposes of determining whether a United States Person would be a "10% U.S. Voting Shareholder." The shares may, however, become entitled to vote (as a class along with any other class of preferred shares of ACGL then outstanding) for the election of two additional members of the board of directors of ACGL if ACGL does not declare and pay dividends for the equivalent of six or more dividend periods. In such case, the preferred shares should be treated as voting stock for as long as such voting rights continue. Our bye-laws are intended to prevent any U.S. Holder from being considered a 10% U.S. Voting Shareholder by limiting the votes conferred by the Controlled Shares (as defined in our bye-laws) of any U.S. Person to 9.9% of the total voting power of all our shares entitled to vote. However, because under our bye-laws certain funds associated with Warburg Pincus and Hellman & Friedman generally are entitled to vote their directly owned common shares in full, a U.S. Holder that is attributed (under the Code or the regulations thereunder) common shares owned by such funds may be considered a 10% U.S. Voting Shareholder. If you are a direct or indirect investor in a fund associated with Warburg Pincus or Hellman & Friedman, additional common shares could be attributed to you for purposes of determining whether you are considered to be a 10% U.S. Voting Shareholder. If we are a CFC, a U.S. Holder that is considered a 10% U.S. Voting Shareholder would be subject to current U.S. federal income taxation (at ordinary income tax rates) to the extent of all or a portion of the undistributed earnings and profits of ACGL and our subsidiaries attributable to "subpart F income" (including certain insurance premium income and investment income) and may be taxable at ordinary income tax rates on any gain realized on a sale or other disposition (including by way of repurchase or liquidation) of our shares to the extent of the current and accumulated earnings and profits attributable to such shares.

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

  Passive Foreign Investment Companies

        Sections 1291 through 1298 of the Code contain special rules applicable with respect to foreign corporations that are "passive foreign investment companies" ("PFICs"). In general, a foreign corporation will be a PFIC if 75% or more of its income constitutes "passive income" or 50% or more of its assets produce passive income. If we were to be characterized as a PFIC, U.S. Holders would be subject to a penalty tax at the time of their sale of (or receipt of an "excess distribution" with respect to) their common shares or preferred shares. In general, a shareholder receives an "excess distribution" if the amount of the distribution is more than 125% of the average distribution with respect to the shares during the three preceding taxable years (or shorter period during which the taxpayer held the stock). In general, the penalty tax is equivalent to an interest charge on taxes that are deemed due during the period the shareholder owned the shares, computed by assuming that the excess distribution or gain (in the case of a sale) with respect to the shares was taxable in equal portions throughout the holder's period of ownership. The interest charge is equal to the applicable rate imposed on underpayments of U.S. federal income tax for such period. A U.S. shareholder may avoid some of the adverse tax consequences of owning shares in a PFIC by making a qualified electing fund ("QEF") election. A QEF election is revocable only with the consent of the IRS and has the following consequences to a shareholder:

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

United States Taxation of Non-U.S. Shareholders

  Taxation of Dividends

        Cash distributions, if any, made with respect to common shares or preferred shares held by shareholders who are not United States Persons ("Non-U.S. holders") generally will not be subject to United States withholding tax.

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

ITEM 1A.    RISK FACTORS

        Set forth below are risk factors relating to our business. You should also refer to the other information provided in this report, including our "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our accompanying consolidated financial statements, as well as the information under the heading "Cautionary Note Regarding Forward-Looking Statements."

Risks Relating to Our Industry

We operate in a highly competitive environment, and we may not be able to compete successfully in our industry.

        The insurance and reinsurance industry is highly competitive. We compete with major U.S. and non-U.S. insurers and reinsurers, many of which have greater financial, marketing and management resources than we do, as well as other potential providers of capital willing to assume insurance and/or reinsurance risk. We also compete with new companies that continue to be formed to enter the insurance and reinsurance markets. In our insurance business, we compete with insurers that provide specialty property and casualty lines of insurance, including ACE Limited, Allied World Assurance Company, Ltd., American International Group, Inc., AXIS Capital Holdings Limited, Berkshire Hathaway, Inc., Chubb Corporation, Endurance Specialty Holdings Ltd., The Hartford Financial Services Group, Inc., HCC Insurance Holdings, Inc., Lloyd's of London, The St. Paul Travelers Companies, W.R. Berkley Corp., XL Capital Ltd. and Zurich Insurance Group. In our reinsurance business, we compete with reinsurers that provide property and casualty lines of reinsurance, including ACE Limited, AXIS Capital Holdings Limited, Berkshire Hathaway, Inc., Endurance Specialty Holdings Ltd., Everest Re Group Ltd., Hannover Rückversicherung AG, Lloyd's of London, Montpelier Re Holdings Ltd., Munich Re Group, PartnerRe Ltd., Platinum Underwriters Holdings, Ltd., RenaissanceRe Holdings Ltd., Swiss Reinsurance Company, Transatlantic Holdings, Inc. and XL Capital Ltd. We do not believe that we have a significant market share in any of our markets.

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

        Historically, insurers and reinsurers have experienced significant fluctuations in operating results due to competition, frequency of occurrence or severity of catastrophic events, levels of capacity, general economic conditions, changes in legislation, case law and prevailing concepts of liability and other factors. In particular, demand for reinsurance is influenced significantly by the underwriting results of primary insurers and prevailing general economic conditions. The supply of insurance and reinsurance is related to prevailing prices and levels of surplus capacity that, in turn, may fluctuate in response to changes in rates of return being realized in the insurance and reinsurance industry. As a result, the insurance and reinsurance business historically has been a cyclical industry characterized by periods of intense price competition due to excessive underwriting capacity as well as periods when shortages of capacity permitted favorable premium levels and changes in terms and conditions. The supply of insurance and reinsurance has increased over the past several years and may increase further, either as a result of capital provided by new entrants or by the commitment of additional capital by existing insurers or reinsurers. Continued increases in the supply of insurance and reinsurance may have consequences for us, including fewer contracts written, lower premium rates, increased expenses for customer acquisition and retention, and less favorable policy terms and conditions.

We could face unanticipated losses from war, terrorism and political instability, and these or other unanticipated losses could have a material adverse effect on our financial condition and results of operations.

        We have substantial exposure to unexpected, large losses resulting from future man-made catastrophic events, such as acts of war, acts of terrorism and political instability. These risks are inherently unpredictable, although recent events may lead to increased frequency and severity of losses. It is difficult to predict the timing of such events with statistical certainty or estimate the amount of loss any given occurrence will generate. In certain instances, we specifically insure and reinsure risks resulting from acts of terrorism. Even in cases where we attempt to exclude losses from terrorism and certain other similar risks from some coverages written by us, we may not be successful in doing so. Moreover, irrespective of the clarity and inclusiveness of policy language, there can be no assurance that a court or arbitration panel will not limit enforceability of policy language or otherwise issue a ruling adverse to us. Accordingly, while we believe our reinsurance programs, together with the coverage provided under TRIPRA, are sufficient to reasonably limit our net losses relating to potential future terrorist attacks, we can offer no assurance that our available capital will be adequate to cover losses when they materialize. To the extent that an act of terrorism is certified by the Secretary of the Treasury, our U.S. insurance operations may be covered under TRIPRA for up to 85% of its losses for 2007 and future years, in each case subject to a mandatory deductible of 20% for 2007 through 2014. If an act (or acts) of terrorism result in covered losses exceeding the $100 billion annual limit, insurers with losses exceeding their deductibles will not be responsible for additional losses. It is not possible to completely eliminate our exposure to unforecasted or unpredictable events, and to the extent that losses from such risks occur, our financial condition and results of operations could be materially adversely affected.

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

Claims for catastrophic events could cause large losses and substantial volatility in our results of operations, and, as a result, the value of our securities, including our common shares and preferred shares, may fluctuate widely, and could have a material adverse effect on our financial position and results of operations.

        We have large aggregate exposures to natural disasters. Catastrophes can be caused by various events, including hurricanes, floods, windstorms, earthquakes, hailstorms, tornados, explosions, severe winter weather, fires and other natural disasters. Catastrophes can also cause losses in non-property business such as workers' compensation or general liability. In addition to the nature of the property business, we believe that economic and geographic trends affecting insured property, including inflation, property value appreciation and geographic concentration tend to generally increase the size of losses from catastrophic events over time. Our actual losses from catastrophic events which may occur, may vary materially from our current estimates due to the inherent uncertainties in making such determinations resulting from several factors, including the potential inaccuracies and inadequacies in the data provided by clients, brokers and ceding companies, the modeling techniques and the application of such techniques, the contingent nature of business interruption exposures, the effects of any resultant demand surge on claims activity and attendant coverage issues.

        The weather-related catastrophic events that occurred in the second half of 2005 caused significant industry losses, resulted in a substantial improvement in market conditions in property and certain marine lines of business and slowed declines in premium rates in other lines. However, during 2006 and 2007, price erosion occurred in many lines of business as a result of competitive pressures in the insurance market. We increased our writings in property and certain marine lines of business and these lines represented a larger proportion of our overall book of business in 2006 and 2007 than in prior periods. We expect that our writings in these lines of business will continue to represent a significant proportion of our overall book of business in future periods and may represent a larger proportion of our overall book of business in future periods, which could increase the volatility of our results of operations.

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

        As of December 31, 2007, our reserves for unpaid losses and loss adjustment expenses, net of unpaid losses and loss adjustment expenses recoverable, were approximately $5.48 billion. Such reserves were established in accordance with applicable insurance laws and GAAP. Loss reserves are inherently subject to uncertainty. In establishing the reserves for losses and loss adjustment expenses, we have made various assumptions relating to the pricing of our reinsurance contracts and insurance policies and have also considered available historical industry experience and current industry conditions. Any estimates and assumptions made as part of the reserving process could prove to be inaccurate due to several factors, including the fact that limited historical information has been reported to us through December 31, 2007.

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

        We have substantial exposure to unexpected, large losses resulting from future man-made catastrophic events, such as acts of war, acts of terrorism and political instability. These risks are inherently unpredictable and recent events may lead to increased frequency and severity of losses. It is difficult to predict the timing of such events with statistical certainty or estimate the amount of loss any given occurrence will generate. It is not possible to completely eliminate our exposure to unforecasted or unpredictable events and, to the extent that losses from such risks occur, our financial condition and results of operations could be materially adversely affected. Therefore, claims for natural and man-made catastrophic events could expose us to large losses and cause substantial volatility in our results of operations, which could cause the value of our common shares to fluctuate widely. In certain instances, we specifically insure and reinsure risks resulting from terrorism. Even in cases where we attempt to exclude losses from terrorism and certain other similar risks from some coverages written by us, we may not be successful in doing so. Moreover, irrespective of the clarity and inclusiveness of policy language, there can be no assurance that a court or arbitration panel will limit enforceability of policy language or otherwise issue a ruling adverse to us.

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

        For our natural catastrophe exposed business, we seek to limit the amount of exposure we will assume from any one insured or reinsured and the amount of the exposure to catastrophe losses from a single event in any geographic zone. We monitor our exposure to catastrophic events, including earthquake and wind, and periodically reevaluate the estimated probable maximum pre-tax loss for such exposures. Our estimated probable maximum pre-tax loss is determined through the use of modeling techniques, but such estimate does not represent our total potential loss for such exposures. We seek to limit the probable maximum pre-tax loss to a specific level for severe catastrophic events. Currently, we generally seek to limit the probable maximum pre-tax loss to approximately 25% of total shareholders' equity for a severe catastrophic event in any geographic zone that could be expected to occur once in every 250 years, although we reserve the right to change this threshold at any time. There can be no assurances that we will not suffer pre-tax losses greater than 25% of our total shareholders' equity from one or more catastrophic events due to several factors, including the inherent uncertainties in estimating the frequency and severity of such events and the margin of error in making such determinations resulting from potential inaccuracies and inadequacies in the data provided by clients and brokers, the modeling techniques and the application of such techniques or as a result of a decision to change the percentage of shareholders' equity exposed to a single catastrophic event. In addition, depending on business opportunities and the mix of business that may comprise our insurance and reinsurance portfolio, we may seek to adjust our self-imposed limitations on probable maximum pre-tax loss for catastrophe exposed business.

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

        For the purposes of managing risk, we use reinsurance and also may use retrocessional arrangements. In the normal course of business, our insurance subsidiaries cede a substantial portion of their premiums through pro rata, excess of loss and facultative reinsurance agreements. Our reinsurance subsidiaries purchase a limited amount of retrocessional coverage as part of their aggregate risk management program. In addition, our reinsurance subsidiaries participate in "common account" retrocessional arrangements for certain pro rata treaties. Such arrangements reduce the effect of individual or aggregate losses to all companies participating on such treaties, including the reinsurers, such as our reinsurance subsidiaries, and the ceding company. For 2007, ceded premiums written represented approximately 29.9% of gross premiums written, compared to 29.5% and 21.8%, respectively, for 2006 and 2005.

        The availability and cost of reinsurance and retrocessional protection is subject to market conditions, which are beyond our control. As a result of such market conditions and other factors, we may not be able to successfully mitigate risk through reinsurance and retrocessional arrangements. Further, we are subject to credit risk with respect to our reinsurance and retrocessions because the ceding of risk to reinsurers and retrocessionaires does not relieve us of our liability to the clients or companies we insure or reinsure. Our losses for a given event or occurrence may increase if our reinsurers or retrocessionaires dispute or fail to meet their obligations to us or the reinsurance or retrocessional protections purchased by us are exhausted or are otherwise unavailable for any reason. Our failure to establish adequate reinsurance or retrocessional arrangements or the failure of our existing reinsurance or retrocessional arrangements to protect us from overly concentrated risk exposure could adversely affect our financial condition and results of operations. We monitor the financial condition of our reinsurers and attempt to place coverages only with carriers we view as substantial and financially sound. At December 31, 2007 and 2006, approximately 88.5% and 92.3%, respectively, of our reinsurance recoverables on paid and unpaid losses (not including prepaid reinsurance premiums) of $1.74 billion and $1.67 billion, respectively, were due from carriers which had an A.M. Best rating of "A-" or better. At December 31, 2007 and 2006, the largest reinsurance recoverables from any one carrier were less than 5.2% and 5.1%, respectively, of our total shareholders' equity. In connection with our acquisition of Arch Specialty in February 2002, the seller,

Sentry, agreed to reinsure and guarantee all liabilities arising out of Arch Specialty's business prior to the closing of the acquisition. In addition to the guarantee provided by Sentry, substantially all of the recoverable from Sentry is still subject to the original reinsurance agreements inuring to Arch Specialty and, to the extent Sentry fails to comply with its payment obligations to us, we may obtain reimbursement from the third party reinsurers under such agreements.

Our reliance on brokers subjects us to their credit risk.

        In accordance with industry practice, we generally pay amounts owed on claims under our insurance and reinsurance contracts to brokers, and these brokers, in turn, pay these amounts to the clients that have purchased insurance or reinsurance from us. In some jurisdictions, if a broker fails to make such payment, we may remain liable to the insured or ceding insurer for the deficiency. Likewise, in certain jurisdictions, when the insured or ceding company pays the premiums for these contracts to brokers for payment to us, these premiums are considered to have been paid and the insured or ceding company will no longer be liable to us for those amounts, whether or not we have actually received the premiums from the broker. Consequently, we assume a degree of credit risk associated with our brokers. To date, we have not experienced any losses related to this credit risk.

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

        Our operating insurance and reinsurance subsidiaries are rated by ratings agencies. Brokers negotiate contracts of reinsurance between a primary insurer and reinsurer, on behalf of the primary insurer. Third-party rating agencies, such as A.M. Best Company, assess and rate the financial strength of insurers and reinsurers based upon criteria established by the rating agencies, which criteria are subject to change. Ratings have become an increasingly important factor in establishing the competitive position of insurance and reinsurance companies. Insurers and intermediaries use these ratings as one measure by which to assess the financial strength and quality of insurers and reinsurers. These ratings are often an important factor in the decision by an insured or intermediary of whether to place business with a particular insurance or reinsurance provider. Our financial strength ratings are subject to periodic review as rating agencies evaluate us to confirm that we continue to meet their criteria for ratings assigned to us by them. Such ratings may be revised downward or revoked at the sole discretion of such ratings agencies in response to a variety of factors, including a minimum capital adequacy ratio, management, earnings, capitalization and risk profile. We can offer no assurances that our ratings will remain at their current levels. A ratings downgrade or the potential for such a downgrade, or failure to obtain a necessary rating, could adversely affect both our relationships with agents, brokers, wholesalers and other distributors of our existing products and services and new sales of our products and services. Any ratings downgrade or failure to obtain a necessary rating could adversely affect our ability to compete in our markets, could cause our premiums and earnings to decrease and have a material adverse impact on our financial condition and results of operations. In addition, a downgrade in ratings of certain of our operating subsidiaries would in certain cases constitute an event of default under our credit facilities. See "Management's Discussion and Analysis of Financial Condition and Results of

Operations—Contractual Obligations and Commercial Commitments—Letter of Credit and Revolving Credit Facilities" for a discussion of our credit facilities.

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

The preparation of our financial statements requires us to make many estimates and judgments, which are even more difficult than those made in a mature company since limited historical information has been reported to us through December 31, 2007.

        The preparation of consolidated financial statements requires us to make many estimates and judgments that affect the reported amounts of assets, liabilities (including reserves), revenues and expenses, and related disclosures of contingent liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, insurance and other reserves, reinsurance recoverables, investment valuations, intangible assets, bad debts, income taxes, contingencies and litigation. We base our estimates on historical experience, where possible, and on various other assumptions that we believe to be reasonable under the circumstances, which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates and judgments for a relatively new insurance and reinsurance company, like our company, are even more difficult to make than those made in a mature company since limited historical information has been reported to us through December 31, 2007. Instead, our current loss reserves are primarily based on estimates involving actuarial and statistical projections of our expectations of the ultimate settlement and administration costs of claims incurred but not yet reported. We utilize actuarial models as well as historical insurance industry loss development patterns to establish loss reserves. Accordingly, actual claims and claim expenses paid may deviate, perhaps substantially, from the reserve estimates reflected in our financial statements.

The Warburg Pincus funds own approximately 16.3% of our voting shares, and they have the right to have directors on our board; their interests may materially differ from the interests of the holders of our other securities.

        The Warburg Pincus funds own approximately 16.3% of our outstanding voting shares as of December 31, 2007. These shareholders are not subject to the voting limitation contained in our bye-laws. We have agreed (until 2011) not to declare any dividend or make any other distribution on our common shares and not to repurchase any common shares until we have repurchased from the Warburg Pincus funds, pro rata, on the basis of the amount of their investment in us at the time of such repurchase, common shares (which were issued pursuant to the conversion of all of the outstanding preference shares in the 2005 fourth quarter) having an aggregate value of $250 million, at a per share price acceptable to them. No such shares have yet been repurchased.

        In addition, the Warburg Pincus funds are entitled (until 2011) to nominate a prescribed number of directors based on the respective retained percentages of their equity securities purchased in

November 2001. Currently, our board consists of nine members, which includes three directors nominated by the Warburg Pincus funds. As long as the Warburg Pincus funds retain at least 45% of their original investment they will be entitled to nominate four directors.

        By reason of their ownership and the shareholders agreement, the Warburg Pincus funds are able to strongly influence or effectively control certain actions to be taken by us or our shareholders. The interests of these shareholders may differ materially from the interests of the holders of our other securities, and these shareholders could take actions or make decisions that are not in the interests of the holders of our other securities generally.

The price of our common shares may be volatile.

        There has been significant volatility in the market for equity securities. During 2007 and 2006, the price of our common shares fluctuated from a low of $63.25 to a high of $77.30 and from a low of $52.00 to a high of $70.59, respectively. On February 15, 2008, our common shares closed at a price of $70.82. The price of our common shares may not remain at or exceed current levels. The following factors may have an adverse impact on the market price of our common stock:

  •
  actual or anticipated variations in our quarterly results of operations, including as a result of catastrophes;

  •
  our share repurchase program;

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

        We market our insurance and reinsurance products primarily through brokers. We derive a significant portion of our business from a limited number of brokers. During 2007, approximately 19.6% and 16.4% of our gross premiums written were generated from or placed by Marsh & McLennan Companies and its subsidiaries and AON Corporation and its subsidiaries, respectively. No other broker and no one insured or reinsured accounted for more than 10% of gross premiums written for 2007. Some of our competitors have had longer term relationships with the brokers we use than we have, and the brokers may promote products offered by companies that may offer a larger variety of products than we do. Loss of all or a substantial portion of the business provided by these brokers could have a material adverse effect on us.

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

        Our operating results depend in part on the performance of our investment portfolio. A significant portion of our cash and invested assets consists of fixed maturities (85% as of December 31, 2007). Although our current investment guidelines and approach stress preservation of capital, market liquidity and diversification of risk, our investments are subject to market-wide risks and fluctuations. In addition, although we did not experience any significant defaults by issuers during 2007, we are subject to risks inherent in particular securities or types of securities, as well as sector concentrations. We may not be able to realize our investment objectives, which could reduce our net income significantly. In the event that we are unsuccessful in correlating our investment portfolio with our expected insurance and reinsurance liabilities, we may be forced to liquidate our investments at times and prices that are not optimal, which could have a material adverse effect on our financial results and ability to conduct our business.

We may be adversely affected by changes in economic conditions, including interest rate changes.

        Our operating results are affected, in part, by the performance of our investment portfolio. Our investment portfolio contains fixed and floating rate securities and instruments, such as bonds, which may be adversely affected by changes in interest rates. Changes in interest rates could also have an adverse effect on our investment income and results of operations. For example, if interest rates increase, the value of our investment portfolio may decline. Although lower interest rates may increase the value of our portfolio, our investment income might suffer from the lower rates at which new cash could be deployed.

        In addition, our investment portfolio includes residential mortgage-backed securities ("RMBS"). As of December 31, 2007, RMBS constituted approximately 12.8% of our cash and invested assets. As with other fixed income investments, the fair value of these securities fluctuates depending on market and other general economic conditions and the interest rate environment. Changes in interest rates can expose us to changes in the prepayment rate on these investments. In periods of declining interest rates, mortgage prepayments generally increase and RMBS are prepaid more quickly, requiring us to reinvest the proceeds at the then current market rates. Conversely, in periods of rising rates, mortgage prepayments generally fall, preventing us from taking full advantage of the higher level of rates.

        Interest rates are highly sensitive to many factors, including the fiscal and monetary policies of the U.S. and other major economies, inflation, economic and political conditions and other factors beyond our control. Although we attempt to take measures to manage the risks of investing in changing interest rate environments, we may not be able to mitigate interest rate sensitivity effectively. Despite our mitigation efforts, an increase in interest rates could have a material adverse effect on our book value.

        In recent months, delinquencies and losses with respect to residential mortgage loans generally have increased and may continue to increase, particularly in the subprime sector. In addition, in recent months residential property values in many states have declined or remained stable, after extended periods during which those values appreciated. A continued decline or an extended flattening in those values may result in additional increases in delinquencies and losses on residential mortgage loans generally, especially with respect to second homes and investment properties, and with respect to any residential mortgage loans where the aggregate loan amounts (including any subordinate loans) are close to or greater than the related property values. These developments may have a significant adverse effect on the prices of loans and securities, including those in our investment portfolio. The situation continues to have wide ranging consequences, including downward pressure on economic growth and the potential for increased insurance and reinsurance exposures, which could have an adverse impact on our results of operations, financial condition, business and operations.

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

        On May 5, 2000, we sold our prior reinsurance operations to Folksamerica. The Folksamerica transaction was structured as a transfer and assumption agreement (and not reinsurance), and, accordingly, the loss reserves (and any related reinsurance recoverables) relating to the transferred business are not included as assets or liabilities on our balance sheet. In addition, in connection with that asset sale, we made extensive representations and warranties about us and our reinsurance operations, some of which survived the closing of the asset sale. Breach of these representations and warranties could result in liability for us. In the event that Folksamerica refuses or is unable to make payment for reserved losses transferred to it by us in the May 2000 sale and the notice given to reinsureds is found not to be an effective release by such reinsureds, we would be liable for such claims. A.M. Best Company has assigned a "A-" (Excellent) financial strength rating to Folksamerica. Folksamerica reported policyholders' surplus of $1.22 billion at September 30, 2007.

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

Any future acquisitions, growth of our operations through the addition of new lines of insurance or reinsurance business through our existing subsidiaries or through the formation of new subsidiaries, expansion into new geographic regions and/or joint ventures or partnerships may expose us to operational risks.

        We may in the future make strategic acquisitions either of other companies or selected blocks of business, expand our business lines or enter into joint ventures. Any future acquisitions may expose us to operational challenges and risks, including:

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

        The bye-laws also contain a provision limiting the rights of any U.S. person (as defined in section 7701(a)(30) of the Internal Revenue Code of 1986, as amended (the "Code")) that owns shares of ACGL, directly, indirectly or constructively (within the meaning of section 958 of the Code), representing more than 9.9% of the voting power of all shares entitled to vote generally at an election of directors. The votes conferred by such shares of such U.S. person will be reduced by whatever amount is necessary so that after any such reduction the votes conferred by the shares of such person will constitute 9.9% of the total voting power of all shares entitled to vote generally at an election of directors. Notwithstanding this provision, the board may make such final adjustments to the aggregate number of votes conferred by the shares of any U.S. person that the board considers fair and reasonable in all circumstances to ensure that such votes represent 9.9% of the aggregate voting power of the votes conferred by all shares of ACGL entitled to vote generally at an election of directors. ACGL will assume that all shareholders (other than the Warburg Pincus funds) are U.S. persons unless we receive assurance satisfactory to us that they are not U.S. persons.

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

        The bye-laws also provide that the affirmative vote of 80% of our outstanding shares (including a majority of the outstanding shares held by shareholders other than holders (and such holders' affiliates) of 10% or more ("10% holders") of the outstanding shares) shall be required (the "extraordinary vote") for the following corporate actions:

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

        The National Association of Insurance Commissioners ("NAIC") continuously examines existing laws and regulations in the United States. We cannot predict the effect that any NAIC recommendations or proposed or future legislation or rule making in the United States or elsewhere may have on our financial condition or operations.

        Our Bermuda insurance and reinsurance subsidiary, Arch Re Bermuda, conducts its business from its offices in Bermuda and is not licensed or admitted to do business in any jurisdiction except Bermuda. Arch Re Swiss Branch conducts only reinsurance activities and is therefore not required to be licensed by the Swiss insurance regulator authorities. We do not believe that Arch Re Bermuda is subject to the insurance laws of any state in the United States; however, recent scrutiny of the insurance and reinsurance industry in the U.S. and other countries could subject Arch Re Bermuda to additional regulation. Our U.S. reinsurance subsidiary, Arch Re U.S., and our U.S. insurance subsidiaries, Arch Insurance, Arch Specialty, Arch E&S and Western Diversified, write reinsurance and insurance in the U.S. These subsidiaries are subject to extensive regulation under state statutes which delegate regulatory, supervisory and administrative powers to state insurance commissioners. Such regulation generally is designed to protect policyholders rather than investors.

        Arch-Europe, our European subsidiary, conducts its business from its offices in London, Germany, as well as its other branches in Italy, Spain and, in Denmark, through Arch Re Denmark. It is subject to the insurance regulations of the U.K. and those Member States where it has established branches with respect to the conduct of its business in such Member State, but it remains subject only to the financial and operational supervision by the FSA. Arch-Europe has the freedom to provide insurance services anywhere in the EEA subject to compliance with certain rules governing such provision, including notification to the FSA. Arch-Europe is also approved as an excess and surplus lines insurer in 14 states in the U.S. In addition, the Canadian branch of Arch Insurance writes insurance in Canada and is subject to federal, as well as provincial and territorial, regulation in Canada.

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

        We periodically review our corporate structure in the U.S. so that we can optimally deploy our capital. Changes in that structure require regulatory approval. Delays or failure in obtaining any of these approvals could limit the amount of insurance that we can write in the U.S.

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

If our Bermuda operating subsidiary becomes subject to insurance statutes and regulations in jurisdictions other than Bermuda or if there is a change in Bermuda law or regulations or the application of Bermuda law or regulations, there could be a significant and negative impact on our business.

        Arch Re Bermuda, our Bermuda insurance and reinsurance subsidiary, is a registered Bermuda Class 4 insurer. As such, it is subject to regulation and supervision in Bermuda. Bermuda insurance statutes and the regulations and policies of the BMA require Arch Re Bermuda to, among other things:

  •
  maintain a minimum level of capital and surplus;

  •
  maintain solvency margins and liquidity ratios;

  •
  restrict dividends and distributions;

  •
  obtain prior approval regarding the ownership and transfer of shares;

  •
  maintain a principal office and appoint and maintain a principal representative in Bermuda;

  •
  file an annual statutory financial return; and

  •
  allow for the performance of certain period examinations of Arch Re Bermuda and its financial condition.

        These statutes and regulations may restrict our ability to write insurance and reinsurance policies, distribute funds and pursue our investment strategy.

        We do not presently intend for Arch Re Bermuda to be admitted to do business in the U.S., U.K. or any jurisdiction other than Bermuda. However, we cannot assure you that insurance regulators in the U.S., U.K. or elsewhere will not review the activities or Arch Re Bermuda or its subsidiaries or agents and claim that Arch Re Bermuda is subject to such jurisdiction's licensing requirements.

        Generally, Bermuda insurance statutes and regulations applicable to Arch Re Bermuda are less restrictive than those that would be applicable if they were governed by the laws of any states in the U.S. If in the future we become subject to any insurance laws of the U.S. or any state thereof or of any other jurisdiction, we cannot assure you that we would be in compliance with such laws or that complying with such laws would not have a significant and negative effect on our business.

        The process of obtaining licenses is very time consuming and costly and Arch Re Bermuda may not be able to become licensed in jurisdictions other than Bermuda should we choose to do so. The modification of the conduct of our business that would result if we were required or chose to become licensed in certain jurisdictions could significantly and negatively affect our financial condition and results of operations. In addition, our inability to comply with insurance statutes and regulations could significantly and adversely affect our financial condition and results of operations by limiting our ability to conduct business as well as subject us to penalties and fines.

        Because Arch Re Bermuda is a Bermuda company, it is subject to changes in Bermuda law and regulation that may have an adverse impact on our operations, including through the imposition of tax liability or increased regulatory supervision. In addition, Arch Re Bermuda will be exposed to any changes in the political environment in Bermuda, including, without limitation, changes as a result of the independence issues currently being discussed in Bermuda. The Bermuda insurance and reinsurance regulatory framework recently has become subject to increased scrutiny in many jurisdictions, including the U.K. While we cannot predict the future impact on our operations of changes in the laws and regulation to which we are or may become subject, any such changes could have a material adverse effect on our business, financial condition and results of operations.

        As part of the BMA's ongoing review of Bermuda's insurance supervisory framework, the BMA is introducing a new risk-based capital model ("Bermuda Solvency Capital Requirement" or "BSCR") as a tool to assist both in measuring risk and determining appropriate capitalization. It is expected that formal legislation will come into force in 2008 to apply these standards. In addition, the BMA intends to allow insurers to make application to the BMA to use their own internal capital models instead of the BSCR in cases where insurers can establish that their respective internal capital models better reflect their company characteristics. The BMA intends to consult further with insurers on the finer details of these proposals prior to formally implementing them.

ACGL is a holding company and is dependent on dividends and other payments from its operating subsidiaries, which are subject to dividend restrictions, to make payments, including the payment of debt service obligations and operating expenses we may incur and any payments of dividends, redemption amounts or liquidation amounts with respect to our preferred shares and common shares.

        ACGL is a holding company whose assets primarily consist of the shares in our subsidiaries. Generally, ACGL depends on its available cash resources, liquid investments and dividends or other distributions from subsidiaries to make payments, including the payment of debt service obligations and operating expenses it may incur and any payments of dividends, redemption amounts or liquidation amounts with respect to our preferred shares and common shares. For 2007, 2006 and 2005, ACGL received dividends of $602.1 million, $22.1 million and $22.1 million, respectively, from Arch Re Bermuda. Such amounts were used to fund the share repurchase program, pay interest on ACGL's senior notes and for other corporate expenses.

        The ability of our regulated insurance and reinsurance subsidiaries to pay dividends or make distributions is dependent on their ability to meet applicable regulatory standards. Under Bermuda law, Arch Re Bermuda is required to maintain a minimum solvency margin (i.e., the amount by which the value of its general business assets must exceed its general business liabilities) equal to the greatest of (1) $100 million, (2) 50% of net premiums written (being gross premiums written by us less any premiums ceded by us, but we may not deduct more than 25% of gross premiums when computing net premiums written) and (3) 15% of loss and other insurance reserves. Arch Re Bermuda is prohibited from declaring or paying any dividends during any financial year if it is not in compliance with its minimum solvency margin or minimum liquidity ratio. In addition, Arch Re Bermuda is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year's statutory balance sheet) unless it files, at least seven days before payment of such dividends, with the BMA an affidavit stating that it will continue to meet the required margins. In addition, Arch Re Bermuda is prohibited, without prior approval of the BMA, from reducing by 15% or more its total statutory capital, as set out in its previous year's statutory financial statements. At December 31, 2007, as determined under Bermuda law, Arch Re Bermuda had statutory capital of $2.0 billion and statutory capital and surplus of $3.73 billion. Such amounts include interests in U.S. insurance and reinsurance subsidiaries. Accordingly, Arch Re Bermuda can pay approximately $933 million to ACGL during 2008 without providing an affidavit to the BMA, as discussed above. Our U.S. insurance and reinsurance subsidiaries can pay approximately

$113.9 million in dividends or distributions to Arch-U.S., our U.S. holding company, which is owned by Arch Re Bermuda, during 2008 without prior regulatory approval. Such dividends or distributions may be subject to applicable withholding or other taxes. Arch-Europe can pay approximately £8.4 million, or $16.7 million, in dividends to ACGL during 2008 without prior notice and approval by the FSA.

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

        We write business on a worldwide basis, and our results of operations may be affected by fluctuations in the value of currencies other than the U.S. Dollar. The primary foreign currencies in which we operate are the Euro, the British Pound Sterling and the Canadian Dollar. Changes in foreign currency exchange rates can reduce our revenues and increase our liabilities and costs. We may therefore suffer losses solely as a result of exchange rate fluctuations. In order to mitigate the impact of exchange rate fluctuations, we have invested and expect to continue to invest in securities denominated in currencies other than the U.S. Dollar. Net foreign exchange losses, recorded in the statement of income, for 2007 were $44.0 million, compared to net foreign exchange losses for the year ended December 31, 2006 of $23.9 million. We hold investments in foreign currencies which are intended to mitigate our exposure to foreign currency fluctuations in our net insurance liabilities. However, changes in the value of such investments due to foreign currency rate movements are reflected as a direct increase to shareholders' equity and are not included in the statement of income. We have chosen not to hedge the currency risk on the capital contributed to Arch-Europe in May 2004, which is held in British Pounds Sterling. However, we intend to match Arch-Europe's projected liabilities in foreign currencies with investments in the same currencies. There can be no assurances that such arrangements will mitigate the negative impact of exchange rate fluctuations, and we may suffer losses solely as a result of exchange rate fluctuations. From inception through December 31, 2007, and based on currency spot rates at December 31, 2007, Arch Re Bermuda has recorded net premiums written of approximately $760 million from Euro-denominated contracts, $750 million from British Pound Sterling-denominated contracts and $260 million from Canadian Dollar-denominated contracts. In addition, Arch-Europe writes business in British Pound Sterling and Euros, and the Canadian branch of Arch Insurance writes business in Canadian Dollars.

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

        We are a Bermuda company and in the future some of our officers and directors may be residents of various jurisdictions outside the United States. All or a substantial portion of our assets and the assets of those persons may be located outside the United States. As a result, it may be difficult for you to effect service of process within the United States upon those persons or to enforce in United States courts judgments obtained against those persons.

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

        Dividends on our preferred shares are non-cumulative and payable only out of lawfully available funds of ACGL under Bermuda law. Consequently, if ACGL's board of directors (or a duly authorized committee of the board) does not authorize and declare a dividend for any dividend period with respect to any series of our preferred shares, holders of such preferred shares would not be entitled to receive any such dividend, and such unpaid dividend will not accrue and will never be payable. ACGL will have no obligation to pay dividends for a dividend period on or after the dividend payment date for such period if its board of directors (or a duly authorized committee of the board) has not declared such dividend before the related dividend payment date; if dividends on any series of our preferred shares are authorized and declared with respect to any subsequent dividend period, ACGL will be free to pay dividends on any other series of preferred shares and/or our common shares. In the past, we have not paid dividends on our common shares.

Our preferred shares are equity and are subordinate to our existing and future indebtedness.

        Our preferred shares are equity interests and do not constitute indebtedness. As such, our preferred shares will rank junior to all of our indebtedness and other non-equity claims with respect to assets available to satisfy our claims, including in our liquidation. As of December 31, 2007, our total consolidated long-term debt was $300.0 million. We may incur additional debt in the future. Our existing and future indebtedness may restrict payments of dividends on our preferred shares. Additionally, unlike indebtedness, where principal and interest would customarily be payable on specified due dates, in the case of preferred shares like our preferred shares, (1) dividends are payable only if declared by the board of directors of ACGL (or a duly authorized committee of the board) and (2) as described above under "—Risks Relating to Our Company—ACGL is a holding company and is dependent on dividends and other payments from its operating subsidiaries, which are subject to dividend restrictions, to make payments, including the payment of debt service obligations and operating expenses we may incur and any payments of dividends, redemption amounts or liquidation amounts with respect to our preferred shares and common shares," we are subject to certain regulatory and other constraints affecting our ability to pay dividends and make other payments.

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

        The NAIC, may from time to time, in its discretion, classify securities in insurers' portfolios as either debt, preferred equity or common equity instruments. The NAIC's written guidelines for classifying securities as debt, preferred equity or common equity include subjective factors that require the relevant NAIC examiner to exercise substantial judgment in making a classification. There is therefore a risk that any series of preferred shares may be classified by NAIC as common equity instead of preferred equity. The NAIC classification determines the amount of risk based capital ("RBC") charges incurred by insurance companies in connection with an investment in a security. Securities classified as common equity by the NAIC carry RBC charges that can be significantly higher than the RBC requirement for debt or preferred equity. Therefore, any classification of any series of preferred shares as common equity may adversely affect U.S. insurance companies that hold such series. In addition, a determination by the NAIC to classify such series as common equity may adversely impact the trading of such series in the secondary market.

Risks Relating to Taxation

We and our non-U.S. subsidiaries may become subject to U.S. federal income taxation.

        ACGL and its non-U.S. subsidiaries intend to operate their business in a manner that will not cause them to be treated as engaged in a trade or business in the United States and, thus, will not be required to pay U.S. federal income taxes (other than U.S. excise taxes on insurance and reinsurance premium and withholding taxes on certain U.S. source investment income) on their income. However, because there is uncertainty as to the activities which constitute being engaged in a trade or business in the United States, there can be no assurances that the U.S. Internal Revenue Service will not contend successfully that ACGL or its non-U.S. subsidiaries are engaged in a trade or business in the United States. If ACGL or any of its non-U.S. subsidiaries were subject to U.S. income tax, our shareholders' equity and earnings could be adversely affected. Certain of our U.S. subsidiaries have been personal holding companies, but did not have "undistributed personal holding company income."

        Congress has been considering legislation intended to eliminate certain perceived tax advantages of Bermuda insurance companies and U.S. insurance companies having Bermuda affiliates, including perceived tax benefits resulting principally from reinsurance between or among U.S. insurance companies and their Bermuda affiliates. Some U.S. insurance companies have also been lobbying Congress recently to pass such legislation. In this regard, the American Jobs Creation Act of 2004 (the "Jobs Act") permits the United States Internal Revenue Service ("IRS") to re-allocate, re-characterize or adjust items of income, deduction or certain other items related to a reinsurance agreement between related parties to reflect the proper source, character and amount for each item (in contrast to prior law, which only covered source and character). The Jobs Act also eliminated the tax benefits available to a U.S. company that, after March 4, 2003, changed its legal domicile to a non-U.S. jurisdiction, a transaction commonly known as an inversion. We changed our legal domicile from the U.S. to Bermuda, but were not affected by the anti-inversion rule because our change in domicile occurred in November 2000. The American Infrastructure Investment and Improvement Act of 2007 as passed by the Senate Finance Committee would make the Jobs Act anti-inversion rule applicable retroactively to inversions that occurred after March 20, 2002. Although this modification would not affect ACGL, no assurance can be given that the final 2007 bill will not make the Jobs Act anti-inversion rule applicable retroactively to inversions that occurred on an earlier date, in which case ACGL could be adversely affected. Another legislative proposal has been introduced that would treat certain "tax haven CFCs" as U.S. corporations for federal income tax purposes. The term "tax haven CFC" would include a Bermuda corporation that is a controlled foreign corporation, but would exclude corporations that engage in the active conduct of a trade or business in Bermuda. It is not clear how this bill would apply to ACGL, which conducts its insurance and reinsurance businesses through its subsidiaries. Further, it is not clear whether this bill was intended to apply to a publicly traded company such as ACGL. There is no assurance that this legislative proposal, if enacted, would not apply to ACGL or any of its non-U.S. subsidiaries. In addition, Congress has recently conducted hearings relating to the tax treatment of reinsurance between affiliates and is reported to be considering legislation that would adversely affect reinsurance between U.S. and non-U.S. affiliates. One such proposal would increase the excise tax rate on reinsurance premiums paid to affiliated non-U.S. reinsurers; another proposal would limit deductions for premiums ceded to affiliated non-U.S. reinsurers above certain levels. Enactment of some version of such legislation as well as other changes in U.S. tax laws, regulations and interpretations thereof to address these issues could adversely affect us.

U.S. persons who hold our common shares or preferred shares may be subject to U.S. income taxation at ordinary income rates on our undistributed earnings and profits.

        We believe that we and our non-U.S. subsidiaries currently might be controlled foreign corporations ("CFCs"), although our bye-laws are designed to preclude a U.S. person (other than a U.S. person attributed shares owned by funds associated with the Warburg Pincus funds and

Hellman & Friedman funds) from adverse tax consequences as a result of our CFC status. We do not believe that we are a passive foreign investment company. Since these determinations and beliefs are based upon legal and factual conclusions, no assurances can be given that the U.S. Internal Revenue Service or a court would concur with our conclusions. If they were not to so concur, U.S. persons who hold our common shares or preferred shares may suffer adverse tax consequences.

Reduced tax rate for qualified dividend income received by individuals and other non-corporate holders may not be available in the future.

        Dividends received by individuals and other non-corporate United States persons on our common shares or preferred shares in taxable years beginning on or before December 31, 2010 may constitute qualified dividend income that is subject to U.S. federal income tax at the rate applicable for long-term capital gains, rather than the higher rates applicable to ordinary income, provided that certain holding period requirements and other conditions are met. For taxable years beginning after December 31, 2010, qualified dividend income will no longer be taxed at the rate applicable for long-term capital gains unless legislation is enacted providing otherwise. In addition, there is proposed legislation before both Houses of Congress that would exclude shareholders of certain foreign corporations from this advantageous tax treatment. If this legislation becomes law, non-corporate U.S. shareholders would no longer qualify for the capital gains tax rate on the dividends paid by us.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our reinsurance group leases a total of approximately 9,100 square feet in Hamilton, Bermuda under a lease expiring in 2012, and approximately 19,200 square feet in Morristown, New Jersey under a lease expiring in 2011. Our property facultative reinsurance group leases approximately 14,490 square feet for its offices throughout the U.S. and in Toronto.

        Our insurance group leases approximately 8,750 square feet in Hamilton, Bermuda for our Bermuda insurance operations. The principal U.S. office of our insurance group is located at One Liberty Plaza, New York, New York where we lease approximately 161,880 square feet. Such lease expires in 2014, with the exception of a portion of that lease for approximately 28,390 square feet that expires in 2010. Our insurance group also leases a total of approximately 211,400 square feet for its other primary U.S. offices and its office in Canada.

        Arch-Europe leases approximately 18,900 square feet in London and 1,550 square feet in Germany. Arch Re Denmark, a branch of Arch-Europe, leases less than 1,000 square feet in Denmark. ACGL leases approximately 1,500 square feet in Bermuda. In addition, Arch Capital Services Inc., a subsidiary of ACGL which provides certain financial, legal and other administrative support services for ACGL and its subsidiaries, leases approximately 16,730 square feet in White Plains, New York.

        For 2007, 2006 and 2005, our rental expense, net of income from subleases, was approximately $14.8 million, $12.9 million and $11.1 million, respectively. Our future minimum rental charges for the remaining terms of our existing leases, exclusive of escalation clauses and maintenance costs and net of rental income, will be approximately $91.2 million. We believe that the above described office space is adequate for our needs. However, as we continue to develop our business, we may open additional office locations during 2008.

ITEM 3.    LEGAL PROCEEDINGS

        We, in common with the insurance industry in general, are subject to litigation and arbitration in the normal course of our business. As of December 31, 2007, we were not a party to any material litigation or arbitration other than as a part of the ordinary course of business in relation to claims and reinsurance recoverable matters, none of which is expected by management to have a significant adverse effect on our results of operations and financial condition and liquidity.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

        Our common shares are traded on the NASDAQ Stock Market under the symbol "ACGL." For the periods presented below, the high and low sales prices and closing prices for our common shares as reported on the NASDAQ Stock Market were as follows:

	Three Months Ended
	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007
High	$77.30	$75.28	$74.24	$68.58
Low	$66.38	$63.25	$68.04	$63.58
Close	$70.35	$74.41	$72.54	$67.46

	Three Months Ended
	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006
High	$70.59	$63.90	$62.60	$58.07
Low	62.71	56.46	55.42	52.00
Close	67.61	63.49	59.46	57.74

        On February 15, 2008 the high and low sales prices and the closing price for our common shares as reported on the NASDAQ Stock Market were $71.09, $69.06 and $70.82, respectively.

HOLDERS

        As of February 15, 2008, and based on information provided to us by our transfer agent and proxy solicitor, there were 149 holders of record of our common shares and approximately 34,500 beneficial holders of our common shares.

DIVIDENDS

        Any determination to pay dividends on ACGL's series A and series B non-cumulative preferred shares or common shares will be at the discretion of ACGL's board of directors (or a duly authorized committee of the board of directors) and will be dependent upon its results of operations, financial condition and other factors deemed relevant by ACGL's board of directors. As a holding company, ACGL will depend on future dividends and other permitted payments from its subsidiaries to pay dividends to its shareholders. ACGL's subsidiaries' ability to pay dividends, as well as its ability to pay dividends, is subject to regulatory, contractual, rating agency and other constraints. So long as any series A or series B non-cumulative preferred shares remain outstanding for any dividend period, unless the full dividends for the latest completed dividend period on all outstanding series A and series B non-cumulative preferred shares and parity shares have been declared and paid (or declared and a sum sufficient for the payment thereof has been set aside), (a) no dividend may be paid or declared on ACGL's common shares or any of its other securities ranking junior to the series A and series B non-cumulative preferred shares (other than a dividend payable solely in common shares or in such other junior securities) and (b) no common shares or other junior shares may be purchased, redeemed or otherwise acquired for consideration by ACGL, directly or indirectly (other than (i) as a result of a reclassification of junior shares for or into other junior shares, or the exchange or conversion of one junior share for or into another junior share, (ii) through the use of the proceeds of a substantially contemporaneous sale of junior shares and (iii) as permitted by the bye-laws of ACGL in effect on the date of issuance of the series A and series B non-cumulative preferred shares.

        In addition, pursuant to a shareholders agreement, ACGL has agreed (until 2011) not to declare any dividend or make any other distribution on its common shares, and not to repurchase any common shares, until it has repurchased from the Warburg Pincus funds, pro rata, on the basis of the amount of their investment in us at the time of such repurchase, common shares (which were issued pursuant to the conversion of all outstanding preference shares in the 2005 fourth quarter) having an aggregate value of $250 million, at a per share price acceptable to them.

ISSUER PURCHASES OF EQUITY SECURITIES

        The following table summarizes our purchases of our common shares for the 2007 fourth quarter:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan or Programs(2)
10/1/2007–10/31/2007	—	—	196,300	$585,300
11/1/2007–11/30/2007	225	$71.75	734,649	$534,082
12/1/2007–12/31/2007	—	—	1,025,647	$462,934

Total	225	$71.75	1,956,596	$462,934

(1)
ACGL repurchases shares, from time to time, from employees in order to facilitate the payment of withholding taxes on restricted shares granted. We purchased these shares at their fair market value, as determined by reference to the closing price of our common shares on the day the restricted shares vested.

(2)
On February 28, 2007, ACGL's Board of Directors authorized ACGL to invest up to $1 billion in ACGL's common shares through a share repurchase program. Repurchases under the program may be effected from time to time in open market or privately negotiated transactions through February 2009. The timing and amount of the repurchase transactions under this program will depend on a variety of factors, including market conditions and corporate and regulatory considerations. In connection with the repurchase program, the Warburg Pincus funds and Hellman & Friedman funds waived their rights relating to share repurchases under the shareholders agreement for all repurchases of common shares by ACGL under the repurchase program in open market transactions and certain privately negotiated transactions. In May 2007, the Hellman & Friedman funds ceased to own shares of ACGL and their rights under the shareholders agreement with ACGL terminated.

PERFORMANCE GRAPH

        The following graph compares the cumulative total shareholder return on our common shares for each of the last five years through December 31, 2007 to the cumulative total return, assuming reinvestment of dividends, of (1) Standard & Poor's ("S&P") 500 Composite Stock Index ("S&P 500 Index") and (2) the S&P 500 Property & Casualty Insurance Index. The share price performance presented below is not necessarily indicative of future results.

CUMULATIVE TOTAL SHAREHOLDER RETURN (1)(2)(3)

(1)
Stock price appreciation plus dividends.

(2)
The above graph assumes that the value of the investment was $100 on December 31, 2002. The closing price for our common shares on December 31, 2007 (i.e., the last trading day in 2007) was $70.35.

(3)
This graph is not "soliciting material," is not deemed filed with the SEC and is not to be incorporated by reference in any filing by us under the Securities Act of 1933, as amended or the Securities and Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

ITEM 6.    SELECTED FINANCIAL DATA

        The following table sets forth summary historical consolidated financial and operating data for the five-year period ended December 31, 2007 and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and the related notes.

	Years Ended December 31,
(U.S. dollars in thousands except share data)
	2007	2006	2005	2004	2003
Statement of Income Data:
Revenues:
Net premiums written	$2,901,936	$3,017,418	$3,138,772	$2,980,032	$2,738,415
Net premiums earned	2,944,650	3,081,665	2,977,716	2,915,882	2,212,599
Net investment income	463,070	380,205	232,902	143,705	80,992
Net realized gains (losses)	28,141	(19,437)	(53,456)	30,237	25,317
Total revenues	3,452,445	3,452,678	3,167,529	3,104,050	2,343,737
Income before income taxes and extraordinary item	873,544	739,893	285,435	343,127	306,500
Income before extraordinary item	857,943	713,214	256,486	316,899	279,775
Extraordinary gain—excess of fair value of acquired net assets over cost (net of $0 tax)(1)	—	—	—	—	816

Net income	857,943	713,214	256,486	316,899	280,591
Preferred dividends	(25,844)	(20,655)	—	—	—

Net income available to common shareholders	$832,099	$692,559	$256,486	$316,899	$280,591

Weighted average common shares and common share equivalents outstanding:
Basic(2)	70,995,672	73,212,432	35,342,650	31,560,737	26,264,055
Diluted(2)	73,762,419	76,246,725	74,709,858	72,519,045	67,777,794
Net income (loss) per common share data:
Basic(2):
Income before extraordinary item	$11.72	$9.46	$7.26	$10.04	$10.65
Extraordinary gain(1)	—	—	—	—	0.03

Net income available to common shareholders	$11.72	$9.46	$7.26	$10.04	$10.68

Diluted(2):
Income before extraordinary item	$11.28	$9.08	$3.43	$4.37	$4.13
Extraordinary gain(1)	—	—	—	—	0.01

Net income available to common shareholders	$11.28	$9.08	$3.43	$4.37	$4.14

Cash dividends per share	—	—	—	—	—

Balance Sheet Data:
Total investments and cash(3)	$10,129,663	$9,319,148	$7,119,450	$5,835,515	$3,717,147
Premiums receivable	729,628	749,961	672,902	520,781	477,032
Unpaid losses and loss adjustment expenses recoverable	1,609,619	1,552,157	1,389,768	617,607	369,080
Total assets	15,624,267	14,312,467	11,488,436	8,218,754	5,585,321
Reserves for losses and loss adjustment expenses:
Before unpaid losses and loss adjustment expenses recoverable	7,092,452	6,463,041	5,452,826	3,492,759	1,911,596
Net of unpaid losses and loss adjustment expenses recoverable	5,482,833	4,910,884	4,063,058	2,875,152	1,542,516
Unearned premiums:
Before prepaid reinsurance premiums	1,765,881	1,791,922	1,699,691	1,518,162	1,378,654
Net of prepaid reinsurance premiums	1,285,419	1,321,784	1,377,256	1,219,795	1,166,937
Senior notes	300,000	300,000	300,000	300,000	—
Revolving credit agreement borrowings	—	—	—	—	200,000
Total liabilities	11,588,456	10,721,848	9,007,909	5,976,848	3,874,592
Common shareholders' equity	3,710,811	3,265,619	2,480,527	2,241,906	1,710,729
Preferred shareholders' equity	325,000	325,000	—	—	—
Total shareholders' equity	4,035,811	3,590,619	2,480,527	2,241,906	1,710,729
Book value:
Per common share(4)	$55.12	$43.97	$33.82	$41.76	$31.74
Diluted(5)	$55.12	$43.97	$33.82	$31.03	$25.52
Shares outstanding:
Basic	67,318,466	74,270,466	73,334,870	34,902,923	28,200,372
Diluted(5)	67,318,466	74,270,466	73,334,870	72,251,073	67,045,037

(1)
On November 30, 2002, we acquired The Personal Service Insurance Co. ("PSIC"). In 2003, we recorded an extraordinary gain of $0.8 million representing an adjustment to the fair value of PSIC due to the recognition of deferred tax assets as part of the acquisition.

(2)
Net income per share is based on the basic and diluted weighted average number of common shares and common share equivalents outstanding.

(3)
In our securities lending transactions, we receive collateral in excess of the fair value of the fixed maturities and short-term investments pledged under securities lending agreements. For purposes of this table, we have excluded $1.5 billion, $891.4 million and $893.4 million, respectively, of collateral received which is reflected as "short-term investment of funds received under securities lending agreements, at fair value" and included $1.46 billion, $860.8 million and $863.9 million, respectively, of "fixed maturities and short-term investments pledged under securities lending agreements, at fair value" at December 31, 2007, 2006 and 2005.

(4)
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

(5)
Book value per share excludes the effects of stock options and restricted stock units and, in periods prior to 2005, class B warrants.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis contains forward-looking statements which involve inherent risks and uncertainties. All statements other than statements of historical fact are forward-looking statements. These statements are based on our current assessment of risks and uncertainties. Actual results may differ materially from those expressed or implied in these statements and, therefore, undue reliance should not be placed on them. Important factors that could cause actual events or results to differ materially from those indicated in such statements are discussed in this report, including the sections entitled "Cautionary Note Regarding Forward-Looking Statements," and "Risk Factors."

        This discussion and analysis should be read in conjunction with our audited consolidated financial statements and notes thereto presented under Item 8.

General

  Overview

        Arch Capital Group Ltd. ("ACGL" and, together with its subsidiaries, "we" or "us") is a Bermuda public limited liability company with approximately $4.34 billion in capital at December 31, 2007 and, through operations in Bermuda, the United States, Europe and Canada, writes insurance and reinsurance on a worldwide basis. While we are positioned to provide a full range of property and casualty insurance and reinsurance lines, we focus on writing specialty lines of insurance and reinsurance. It is our belief that our underwriting platform, our experienced management team and our strong capital base that is unencumbered by significant pre-2002 risks have enabled us to establish a strong presence in the insurance and reinsurance markets.

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

        In general, market conditions improved during 2002 and 2003 in the insurance and reinsurance marketplace. This reflected improvement in pricing, terms and conditions following significant industry losses arising from the events of September 11th, as well as the recognition that intense competition in the late 1990s led to inadequate pricing and overly broad terms, conditions and coverages. Such industry developments resulted in poor financial results and erosion of the industry's capital base. Consequently, many established insurers and reinsurers reduced their participation in, or exited from, certain markets and, as a result, premium rates escalated in many lines of business. These developments provided relatively new insurers and reinsurers, like us, with an opportunity to provide needed underwriting capacity. Beginning in late 2003 and continuing through 2005, additional capacity emerged in many classes of business and, consequently, premium rate increases decelerated significantly and, in many classes of business, premium rates decreased. The weather-related catastrophic events that occurred in the second half of 2005 caused significant industry losses and led to a strengthening of rating agency capital requirements for catastrophe-exposed business. The 2005 events also resulted in substantial improvements in market conditions in property and certain marine lines of business and slowed declines in premium rates in other lines. During 2006 and 2007, excellent industry results led to a significant increase in capacity and, accordingly, competition intensified in 2007 and prices declined generally in all lines of business, including property. This trend is expected to continue in 2008.

  Current Outlook

        We increased our writings in property and certain marine lines of business in 2006 and 2007 in order to take advantage of improved market conditions and these lines represented a larger proportion of our overall book of business in 2006 and 2007 than in prior periods. We expect that our writings in these lines of business will continue to represent a significant proportion of our overall book of business in future periods and may represent a larger proportion of our overall book of business in future periods, which could increase the volatility in our results of operations. Although we saw price erosion in many of our lines in 2006 and 2007, current pricing remains at acceptable levels in many areas, even in lines for which rates have fallen. The most attractive area from a pricing point of view remains catastrophe-related property business. We believe that we are still able to write insurance and reinsurance business at what we believe to be acceptable rates. We maintained underwriting discipline during 2007 and, as a result, premiums written by our reinsurance operations were lower than in the 2006 period, while a significant portion of the increase in premiums written by our insurance operations was generated by expansion into the European market with moderate growth in the U.S. and Canadian markets. Such trend may continue as we respond to more challenging market conditions.

  New Developments

        In January 2007, we entered into a new line of business when we agreed to write excess workers' compensation and employers' liability insurance produced by a managing general agent, Wexford Underwriting Managers, Inc. ("Wexford"). For 2007, Wexford, which primarily serves not-for-profit clients, produced approximately $35 million of business for our insurance operations. During the 2007 fourth quarter, we completed the acquisition of the operations of Wexford, including the renewal rights of the subject business, through an asset purchase.

        In April 2007, we launched a new property facultative reinsurance operation headed by an experienced and well respected industry veteran. This unit is based in Farmington, Connecticut with branch offices across the United States and in Toronto, Canada. We view this business as a long-term opportunity that expands our specialty underwriting platform and will further diversify our book of business over time.

        In May 2007, Standard & Poor's Rating Services ("S&P") announced that it had upgraded the financial strength ratings of our principal operating subsidiaries from "A-" (Strong) to "A" (Strong). S&P also upgraded the counterparty credit and senior debt ratings on ACGL to "BBB+" from "BBB". The outlook on all of the ratings is stable.

        In January 2008, we announced that Arch Reinsurance Ltd. ("Arch Re Bermuda") finalized a joint venture agreement with Gulf Investment Corporation GSC ("GIC") to establish a new reinsurer to be based in the Dubai International Financial Centre. The joint venture will initially target the six member states of the Gulf Cooperation Council, which include Bahrain, Kuwait, Oman, Qatar, Saudi Arabia and the United Arab Emirates. Under the agreement, each of Arch Re Bermuda and GIC will own 50% of the joint venture. The joint venture will write a broad range of property and casualty reinsurance, including aviation, energy, commercial transportation, marine, engineered risks and property, on both a treaty and facultative basis. The initial total capital of the joint venture, which will be provided by Arch Re Bermuda and GIC equally, will consist of $200 million, plus an additional $200 million to be funded depending on the joint venture's business needs. The joint venture's underwriting activities are expected to commence during the first half of 2008, subject to approval by the Dubai Financial Services Authority.

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

        In October 2001, we launched an underwriting initiative to meet current and future demand in the global insurance and reinsurance markets that included the recruitment of new insurance and reinsurance management teams and an equity capital infusion of $763.2 million in the form of convertible preference shares. In April 2002, we completed an offering of common shares and received net proceeds of $179.2 million and, in September 2002, we received proceeds of $74.3 million from the exercise of class A warrants by our principal shareholders and certain other investors. In March 2004, we completed a public offering of common shares and received net proceeds of $179.3 million and, in May 2004, we completed a public offering of $300 million principal amount of 7.35% senior notes due May 1, 2034 and received net proceeds of $296.4 million, of which $200 million of the net proceeds was used to repay all amounts outstanding under our existing credit facility. In 2006, we issued $325.0 million of non-cumulative preferred shares in public offerings and received net proceeds of $314.4 million. On February 28, 2007, our Board of Directors authorized us to invest up to $1 billion in ACGL's common shares through a share repurchase program. Repurchases under the program may be effected from time to time in open market or privately negotiated transactions through February 2009. In 2007, we repurchased approximately 7.8 million common shares for an aggregate purchase price of $537.1 million.

        In the 2005 fourth quarter, all remaining outstanding convertible preference shares were converted to common shares. Since the preference shares were treated as common share equivalents in our reported financial results, the conversion had no impact on diluted earnings per share or diluted book value per share. However, the convertible preference shares were not included in basic calculations prior to their conversion to common shares and, due to the timing of the conversions, basic average shares outstanding and basic earnings per share for 2005 only reflect the impact of the preference share conversion for a small portion of the year. Management does not believe that the comparison of basic earnings per share is meaningful for the 2007, 2006 or 2005 periods presented and such amounts have not been presented or discussed herein.

  Revenues

        We derive our revenues primarily from the issuance of insurance policies and reinsurance contracts. Insurance and reinsurance premiums are driven by the volume and classes of business of the policies and contracts that we write which, in turn, are related to prevailing market conditions. The premium we charge for the risks assumed is also based on many assumptions. We price these risks well before our ultimate costs are known, which may extend many years into the future. In addition, our revenues include fee income and income we generate from our investment portfolio. Our investment portfolio is comprised primarily of fixed income investments that are classified as "available for sale." Under accounting principles generally accepted in the United States of America ("GAAP"), these investments are carried at fair value and unrealized gains and losses on the investments are not included in our statement of income. These unrealized gains and losses are included in accumulated other comprehensive income or loss as a separate component of shareholders' equity in our balance sheet.

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

Critical Accounting Policies, Estimates and Recent Accounting Pronouncements

        The preparation of consolidated financial statements in accordance with GAAP requires us to make many estimates and judgments that affect the reported amounts of assets, liabilities (including reserves), revenues and expenses, and related disclosures of contingent liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, insurance and other reserves, reinsurance recoverables, allowance for doubtful accounts, investment valuations, intangible assets, bad debts, income taxes, contingencies and litigation. We base our estimates on historical experience, where possible, and on various other assumptions that we believe to be reasonable under the circumstances, which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates and judgments for a relatively new insurance and reinsurance company, like our company, are even more difficult to make than those made in a mature company since limited historical information has been reported to us through December 31, 2007. Actual results will differ from these estimates and such differences may be material. We believe that the following critical accounting policies require our more significant judgments and estimates used in the preparation of our consolidated financial statements.

  Reserves for Losses and Loss Adjustment Expenses

        We are required by applicable insurance laws and regulations and GAAP to establish reserves for losses and loss adjustment expenses ("Loss Reserves") that arise from the business we underwrite. Loss Reserves for our insurance and reinsurance operations are balance sheet liabilities representing estimates of future amounts required to pay losses and loss adjustment expenses for insured or reinsured events which have occurred at or before the balance sheet date. Loss Reserves do not reflect contingency reserve allowances to account for future loss occurrences. Losses arising from future events will be estimated and recognized at the time the losses are incurred and could be substantial.

        At December 31, 2007 and 2006, our Loss Reserves, net of unpaid losses and loss adjustment expenses recoverable, by type and by operating segment were as follows:

	December 31,
(U.S. dollars in thousands)	2007	2006
Insurance:
Case reserves.	$811,054	$619,981
IBNR reserves	2,100,696	1,795,510

Total net reserves	$2,911,750	$2,415,491

Reinsurance:
Case reserves.	$623,419	$605,113
Additional case reserves	80,438	74,181
IBNR reserves	1,867,226	1,816,099

Total net reserves	$2,571,083	$2,495,393

Total:
Case reserves.	$1,434,473	$1,225,094
Additional case reserves	80,438	74,181
IBNR reserves	3,967,922	3,611,609

Total net reserves	$5,482,833	$4,910,884

  Insurance Operations

        Loss Reserves for our insurance operations are comprised of (1) case reserves for claims reported and (2) reserves for losses that have occurred but for which claims have not yet been reported, referred to as IBNR reserves. For our insurance operations, generally, claims personnel determine whether to establish a case reserve for the estimated amount of the ultimate settlement of individual claims. The estimate reflects the judgment of claims personnel based on general corporate reserving practices, the experience and knowledge of such personnel regarding the nature and value of the specific type of claim and, where appropriate, advice of counsel. Our insurance operations also contract with a number of outside third party administrators in the claims process who, in certain cases, have limited authority to establish case reserves. The work of such administrators is reviewed and monitored by our claims personnel. Loss Reserves are also established to provide for loss adjustment expenses ("LAE") and represent the estimated expense of settling claims, including legal and other fees and the general expenses of administering the claims adjustment process. Periodically, adjustments to the reported or case reserves may be made as additional information regarding the claims is reported or payments are made. IBNR reserves are established to provide for incurred claims which have not yet been reported to an insurer or reinsurer at the balance sheet date as well as to adjust for any projected variance in case reserving. IBNR reserves are derived by subtracting paid losses and LAE and case reserves from estimates of ultimate losses and loss adjustment expenses. Actuaries estimate ultimate losses and LAE using various generally accepted actuarial methods applied to known losses and other relevant information. Like case reserves, IBNR reserves are adjusted as additional information becomes known or payments are made. The process of estimating reserves involves a considerable degree of judgment by management and, as of any given date, is inherently uncertain.

        Ultimate losses and LAE are generally determined by extrapolation of claim emergence and settlement patterns observed in the past that can reasonably be expected to persist into the future. In forecasting ultimate losses and LAE with respect to any line of business, past experience with respect to that line of business is the primary resource, developed through both industry and company experience, but cannot be relied upon in isolation. Uncertainties in estimating ultimate losses and LAE are magnified by the time lag between when a claim actually occurs and when it is reported and settled. This time lag is sometimes referred to as the "claim-tail". The claim-tail for most property coverages is typically short (usually several months up to a few years). The claim-tail for certain professional liability, executive assurance and healthcare coverages, which are generally written on a claims-made basis, is typically longer than property coverages but shorter than casualty lines. The claim-tail for liability/casualty coverages, such as general liability, products liability, multiple peril coverage, and workers' compensation, may be especially long as claims are often reported and ultimately paid or settled years, even decades, after the related loss events occur. During the long claims reporting and settlement period, additional facts regarding coverages written in prior accident years, as well as about actual claims and trends, may become known and, as a result, our insurance operations may adjust their reserves. If management determines that an adjustment is appropriate, the adjustment is recorded in the accounting period in which such determination is made in accordance with GAAP. Accordingly, should Loss Reserves need to be increased or decreased in the future from amounts currently established, future results of operations would be negatively or positively impacted, respectively.

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

        At December 31, 2007 and 2006, Loss Reserves for our insurance operations by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	December 31,
(U.S. dollars in thousands)	2007	2006
Casualty	$647,842	$564,959
Construction, surety and national accounts	518,541	385,149
Executive assurance	431,068	344,881
Professional liability	420,083	335,104
Programs	370,852	345,490
Property, marine and aviation.	345,177	304,004
Healthcare	153,018	125,913
Other	25,169	9,991

Total net reserves	$2,911,750	$2,415,491

        The reserving method for our insurance operations to date has been, to a large extent, the expected loss method, which is commonly applied when limited loss experience exists. Any estimates and assumptions made as part of the reserving process could prove to be inaccurate due to several factors, including the fact that limited historical information has been reported to our insurance operations through December 31, 2007. See below for a discussion of the key assumptions in our insurance operations' reserving process.

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

  •
  Historical incurred loss development methods—these methods assume that the ratio of losses in one period to losses in an earlier period will remain constant in the future. These methods use incurred losses (i.e., the sum of cumulative historical loss payments plus outstanding case reserves) over discrete periods of time to estimate future losses. Historical incurred loss development methods may be preferable to historical paid loss development methods because they explicitly take into account open cases and the claims adjusters' evaluations of the cost to settle all known claims. However, historical incurred loss development methods necessarily assume that case reserving practices are consistently applied over time. Therefore, when there have been significant changes in how case reserves are established, using incurred loss data to project ultimate losses may be less reliable than other methods.

  •
  Historical paid loss development methods—these methods, like historical incurred loss development methods, assume that the ratio of losses in one period to losses in an earlier period will remain constant. These methods use historical loss payments over discrete periods of time to estimate future losses and necessarily assume that factors that have affected paid losses in the past, such as inflation or the effects of litigation, will remain constant in the future. Because historical paid loss development methods do not use incurred losses to estimate ultimate losses, they may be more reliable than the other methods that use incurred losses in situations where there are significant changes in how incurred losses are established by a company's claims adjusters. However, historical paid loss development methods are more leveraged (meaning that small changes in payments have a larger impact on estimates of ultimate losses) than actuarial methods that use incurred losses because cumulative loss payments take much longer to equal the expected ultimate losses than cumulative incurred amounts. In addition, and for similar reasons, historical paid loss development methods are often slow to react to situations when new or different factors arise than those that have affected paid losses in the past.

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

  •
  Bornhuetter-Ferguson ("B-F") paid and incurred loss methods—these methods utilize actual paid and incurred losses and expected patterns of paid and incurred losses, taking the initial expected ultimate losses into account to determine an estimate of expected ultimate losses. The B-F paid and incurred loss methods are useful when there are few reported claims and a relatively less stable pattern of reported losses.

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

        In the initial reserving process for casualty business, primarily consisting of primary and excess exposures written on an occurrence basis, our insurance operations primarily rely on the expected loss method. The development of our insurance operations' casualty business may be unstable due to its long-tail nature and the occurrence of high severity events, as a portion of our insurance operations' casualty business is in high excess layers. As time passes, for a given accident year, additional weight is given to the paid and incurred B-F loss development methods and historical paid and incurred loss development methods in the reserving process. Our insurance operations make a number of key assumptions in reserving for casualty business, including that the pricing loss ratio is the best estimate of the ultimate loss ratio at the time the policy is entered into, that our insurance operations' loss development patterns, which are based on industry loss development patterns and adjusted to reflect differences in our insurance operations' mix of business, are reasonable and that our insurance operations' claims personnel and underwriters analyses of our exposure to major events are assumed to be our best estimate of our exposure to the known claims on those events. As noted earlier, due to the long claims reporting and settlement period for casualty business, additional facts regarding coverages written in prior accident years, as well as about actual claims and trends may become known and, as a result, our insurance operations may be required to adjust their casualty reserves. The expected loss ratios used in the initial reserving process for our insurance operations' casualty business for recent accident years have not varied significantly from earlier accident years due to the long-tail nature of the business written and the limited number of years of historical experience available for use in projecting loss experience using standard actuarial methods. As the credibility of historical experience for earlier accident years increases, the experience from these accident years will be given a greater weighting in the actuarial analysis to determine future accident year expected loss ratios, adjusted for changes in pricing, loss trends, terms and conditions and reinsurance structure.

        In the initial reserving process for property, marine and aviation business, which are primarily short-tail exposures, our insurance operations primarily rely on the expected loss method. For catastrophe-exposed business, our insurance operations' reserving process also includes the usage of catastrophe models for known events and a heavy reliance on analysis of individual catastrophic events and management judgment. The development of property losses can be unstable, especially for policies characterized by high severity, low frequency losses. As time passes, for a given accident year, additional weight is given to the paid and incurred B-F loss development methods and historical paid and incurred loss development methods in the reserving process. Our insurance operations make a number of key assumptions in their reserving process, including that historical paid and reported development patterns are stable, catastrophe models provide useful information about our exposure to catastrophic events that have occurred and our underwriters' judgment as to potential loss exposures can be relied on. The expected loss ratios used in the initial reserving process for our insurance operations' property business have varied over time due to changes in pricing, reinsurance structure, estimates of catastrophe losses, policy changes (such as attachment points, class and limits) and geographical distribution. As a result of the weather-related catastrophic events in the second half of 2005 (and to a lesser extent in 2004), there has been a substantial improvement in rates and market conditions in property lines. As losses in property lines are reported relatively quickly, expected loss ratios are selected for the current accident year based upon actual attritional loss ratios for earlier accident years, adjusted for rate changes, inflation, changes in reinsurance programs and expected attritional losses based on modeling. Due to the short-tail nature of property business, reported loss experience emerges quickly and ultimate losses are known in a reasonably short period of time.

        In addition to the assumptions and development characteristics noted above for casualty and property business, our insurance operations authorize managing general agents, general agents and other producers to write program business on their behalf within prescribed underwriting authorities. This adds additional complexity to the reserving process. To monitor adherence to the underwriting guidelines given to such parties, our insurance operations periodically perform claims due diligence reviews. In the initial reserving process for program business, consisting of property and liability exposures which are primarily written on an occurrence basis, our insurance operations primarily rely on the expected loss method. As time passes, for a given accident year, additional weight is given to the paid and incurred B-F loss development methods and historical paid and incurred loss development methods in the reserving process. The expected loss ratios used in the initial reserving process for our insurance operations' program business have varied over time depending on the type of exposures written (casualty or property) and changes in pricing, loss trends, reinsurance structure and changes in the underlying business.

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

        In the initial reserving process for construction and surety business, consisting of primary and excess casualty and contract surety coverages written on an occurrence and claims-made basis, our insurance operations primarily rely on the expected loss method. Such business is subject to the assumptions and development characteristics noted above for casualty business. As time passes, for a given accident year, additional weight is given to the paid and incurred B-F loss development methods and historical paid and incurred loss development methods in the reserving process. The expected loss ratios used in the initial reserving process for our insurance operations' construction and surety business for recent accident years have not varied significantly from earlier accident years due to the medium-tail nature of the business written and the limited number of years of historical experience available for use in actuarial methods. As the credibility of historical experience for earlier accident years increases, the experience from these accident years will be given a greater weighting in the actuarial analysis to determine future accident year expected loss ratios, adjusted for anticipated changes in the regulatory environment, pricing, loss trends, terms and conditions and reinsurance structure.

        For the years ended December 31, 2005 to 2007, on average, our insurance segment reported approximately $16.2 million of estimated net favorable development in prior year Loss Reserves, or approximately 0.9% of average beginning Loss Reserves. Of such amount, approximately $27.7 million came from long-tail lines, or 3.8% of average beginning Loss Reserves, and $14.6 million from medium-tail lines, or 1.8% of beginning Loss Reserves, offset partially by adverse development on $26.1 million from short-tail lines, or 9.2% of average beginning Loss Reserves. The average adverse development on short-tail lines primarily resulted from $30.8 million of adverse development recorded in 2006 on the 2005 catastrophic events and higher than expected claims development. For the year ended December 31, 2007, estimated net favorable development in prior year Loss Reserves was $12.7 million, or 0.5% of beginning Loss Reserves. Such amount consisted of approximately $26.9 million from long-tail lines, or 2.8% of beginning Loss Reserves, and $19.1 million from medium-tail lines, or 1.8% of beginning Loss Reserves, partially offset by adverse development of $33.3 million from short-tail lines primarily due to higher than expected claims development, or 8.5% of beginning Loss Reserves. For informational purposes, based on historical results, applying the 0.9% average estimated net favorable development in average beginning Loss Reserves for the years ended December 31, 2005 to 2007 to our insurance segment's net Loss Reserves of $2.91 billion at December 31, 2007 would result in an increase in income before income taxes of approximately $25.8 million, or $0.35 per diluted share, and applying the 0.5% of estimated net favorable development in beginning Loss Reserves for the year ended December 31, 2007 to such Loss Reserves would result in an increase in income before income taxes of approximately $15.3 million, or $0.21 per diluted share. The amounts noted above are informational only and should not be considered projections of future events. Future favorable or adverse development in our insurance segment's Loss Reserves is subject to numerous factors, and no assurances can be given that we will experience favorable development in our Loss Reserves or that our ultimate losses will not be significantly different than the amounts shown above, and such differences could directly and significantly impact earnings favorably or unfavorably in the period they are determined. Because of our insurance segment's limited operating history, the sensitivity analysis above is one way to gauge the impact of changes in the assumptions in our reserving process. For another estimate of potential variability in our insurance segment's Loss Reserves, see "—Simulation Results." Refer to "—Results of Operations" for a discussion on net favorable or adverse development of our insurance operations' prior year Loss Reserves.

  Reinsurance Operations

        Loss Reserves for our reinsurance operations are comprised of (1) case reserves for claims reported, (2) additional case reserves ("ACRs") and (3) IBNR reserves. Our reinsurance operations receive reports of claims notices from ceding companies and record case reserves based upon the amount of reserves recommended by the ceding company. Case reserves on known events may be supplemented by ACRs, which are often estimated by our reinsurance operations' claims personnel ahead of official notification from the ceding company, or when our reinsurance operations' judgment regarding the size or severity of the known event differs from the ceding company. In certain instances, our reinsurance operations establish ACRs even when the ceding company does not report any liability on a known event. In addition, specific claim information reported by ceding companies or obtained through claim audits can alert our reinsurance operations to emerging trends such as changing legal interpretations of coverage and liability, claims from unexpected sources or classes of business, and significant changes in the frequency or severity of individual claims. Such information is often used in the process of estimating IBNR reserves.

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

        As with our insurance operations, the process of estimating Loss Reserves for our reinsurance operations involves a considerable degree of judgment by management and, as of any given date, is inherently uncertain. As discussed above, such uncertainty is greater for reinsurers compared to insurers. As a result, our reinsurance operations obtain information from numerous sources to assist in the process. Pricing actuaries from our reinsurance operations devote considerable effort to understanding and analyzing a ceding company's operations and loss history during the underwriting of the business, using a combination of ceding company and industry statistics. Such statistics normally include historical premium and loss data by class of business, individual claim information for larger claims, distributions of insurance limits provided, loss reporting and payment patterns, and rate change history. This analysis is used to project expected loss ratios for each treaty during the upcoming contract period.

        As mentioned above, there can be a considerable time lag from the time a claim is reported to a ceding company to the time it is reported to the reinsurer. The lag can be several years in some cases and may be attributed to a number of reasons, including the time it takes to investigate a claim, delays associated with the litigation process, the deterioration in a claimant's physical condition many years after an accident occurs, the case reserving approach of the ceding company, etc. In the reserving process, our reinsurance operations assume that such lags are predictable, on average, over time and therefore the lags are contemplated in the loss reporting patterns used in their actuarial methods. This means that our reinsurance operations must rely on estimates for a longer period of time than does an insurance company.

        Backlogs in the recording of assumed reinsurance can also complicate the accuracy of loss reserve estimation. As of December 31, 2007, there were no significant backlogs related to the processing of assumed reinsurance information at our reinsurance operations.

        Our reinsurance operations rely heavily on information reported by ceding companies, as discussed above. In order to determine the accuracy and completeness of such information, underwriters, actuaries, and claims personnel at our reinsurance operations often perform audits of ceding companies and regularly review information received from ceding companies for unusual or unexpected results. Material findings are usually discussed with the ceding companies. Our reinsurance operations sometimes encounter situations where they determine that a claim presentation from a ceding company is not in accordance with contract terms. In these situations, our reinsurance operations attempt to resolve the dispute with the ceding company. Most situations are resolved amicably and without the need for litigation or arbitration. However, in the infrequent situations where a resolution is not possible, our reinsurance operations will vigorously defend their position in such disputes.

        At December 31, 2007 and 2006, Loss Reserves for our reinsurance operations by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	December 31,
(U.S. dollars in thousands)	2007	2006
Casualty	$1,715,712	$1,545,363
Property excluding property catastrophe	295,728	306,990
Other specialty.	212,088	239,132
Marine and aviation	167,290	176,144
Property catastrophe	111,084	147,031
Other	69,181	80,733

Total net reserves	$2,571,083	$2,495,393

        The reserving method for our reinsurance operations to date has been, to a large extent, the expected loss method, which is commonly applied when limited loss experience exists. Any estimates and assumptions made as part of the reserving process could prove to be inaccurate due to several factors, including the fact that limited historical information has been reported to our reinsurance operations through December 31, 2007. See below for a discussion of the key assumptions in our reinsurance operations' reserving process.

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

        In the initial reserving process for medium-tail and long-tail lines, consisting of casualty, other specialty, marine and aviation and other exposures, our reinsurance operations primarily rely on the expected loss method. The development of medium-tail and long-tail business may be unstable, especially if there are high severity major events, with business written on an excess of loss basis typically having a longer tail than business written on a pro rata basis. As time passes, for a given underwriting year, additional weight is given to the paid and incurred B-F loss development methods and historical paid and incurred loss development methods in the reserving process. Our reinsurance operations make a number of key assumptions in reserving for medium-tail and long-tail lines, including that the pricing loss ratio is the best estimate of the ultimate loss ratio at the time the contract is entered into, historical paid and reported development patterns are stable and our reinsurance operations' claims personnel and underwriters analyses of our exposure to major events are assumed to be our best estimate of our exposure to the known claims on those events. The expected loss ratios used in our reinsurance operations' initial reserving process for medium-tail and long-tail contracts have varied over time due to changes in pricing, terms and conditions and reinsurance structure. As the credibility of historical experience for earlier underwriting years increases, the experience from these underwriting years will be used in the actuarial analysis to determine future underwriting year expected loss ratios, adjusted for changes in pricing, loss trends, terms and conditions and reinsurance structure.

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

        In response to such factors, and their impact on the credibility of the initial loss estimates for casualty reinsurance exposures, a provision was included in establishing our reinsurance operations' net Loss Reserves in 2002 and 2003 on casualty losses occurring prior to each balance sheet date. As of December 31, 2003, the provision, included in IBNR, was $49.0 million (or 5.0% of our reinsurance operations' net Loss Reserves). Due to the additional data our reinsurance operations had gained on its existing book of business by the end of 2003, it was determined that it was no longer necessary to continue to include a provision in the reserving process beginning in 2004. Based on the recommendation of an independent actuarial firm, our reinsurance operations adopted a methodology to evaluate the existing provision by comparing actual claims experience to a schedule of expected claims experience prepared by the independent actuarial firm. If the actual claims experience is in line with the expected claims experience, a reduction of the provision is made based on the schedule established in the review. For 2007, 2006 and 2005, following reviews of actual and expected claims experience, our reinsurance operations reduced the provision by $10.6 million, $7.7 million and $12.1 million, respectively. At December 31, 2007, the remaining provision included in our reinsurance operations' Loss Reserves was $11.3 million (or 0.4% of our reinsurance operations' net Loss Reserves), compared to $21.9 million (or 0.9% of our reinsurance operations' net Loss Reserves) at December 31, 2006.

        In the initial reserving process for short-tail lines, consisting of property excluding property catastrophe and property catastrophe exposures, our reinsurance operations primarily rely on the expected loss method. For known catastrophic events, our reinsurance operations' reserving process also includes the usage of catastrophe models and a heavy reliance on analysis which includes ceding company inquiries and management judgment. The development of property losses may be unstable, especially where there is high catastrophic exposure, may be characterized by high severity, low frequency losses for excess and catastrophe-exposed business and may be highly correlated across contracts. As time passes, for a given underwriting year, additional weight is given to the paid and incurred B-F loss development methods and historical paid and incurred loss development methods in the reserving process. Our reinsurance operations make a number of key assumptions in reserving for short-tail lines, including that historical paid and reported development patterns are stable, catastrophe models provide useful information about our exposure to catastrophic events that have occurred and our underwriters' judgment and guidance received from ceding companies as to potential loss exposures may be relied on. The expected loss ratios used in the initial reserving process for our reinsurance operations' property exposures have varied over time due to changes in pricing, reinsurance structure, estimates of catastrophe losses, terms and conditions and geographical distribution. As losses in property lines are reported relatively quickly, expected loss ratios are selected for the current underwriting year incorporating the experience for earlier underwriting years, adjusted for rate changes, inflation, changes in reinsurance programs, expectations about present and future market conditions and expected attritional losses based on modeling. Due to the short-tail nature of property business, reported loss experience emerges quickly and ultimate losses are known in a reasonably short period of time.

        For the years ended December 31, 2005 to 2007, on average, our reinsurance segment reported approximately $110.8 million of estimated net favorable development in prior year Loss Reserves, or 5.2% of average beginning Loss Reserves. Of such amount, approximately $77.7 million came from short-tail lines, or 11.1% of average beginning Loss Reserves, and $33.1 million came from medium-tail and long-tail lines, or 2.3% of average beginning Loss Reserves. For the year ended December 31, 2007, estimated net favorable development in prior year Loss Reserves was $172.7 million, or 6.9% of beginning Loss Reserves. Of such amount, approximately $110.6 million came from short-tail lines, or 15.2% of beginning Loss Reserves, and $62.1 million came from medium-tail and long-tail lines, or 3.5% of beginning Loss Reserves. For informational purposes, based on our reinsurance segment's historical results, applying the 5.2% average estimated net favorable development in average beginning Loss Reserves for the years ended December 31, 2005 to 2007 to our reinsurance segment's net Loss Reserves of $2.57 billion at December 31, 2007 would result in an increase in income before income taxes of approximately $134.5 million, or $1.82 per diluted share, while using the 6.9% of estimated net favorable development in beginning Loss Reserves for the year ended December 31, 2007 to such Loss Reserves would result in an increase in income before income taxes of approximately $177.9 million, or $2.41 per diluted share. The amounts noted above are informational only and should not be considered projections of future events. Future favorable or adverse development in our reinsurance segment's Loss Reserves is subject to numerous factors, and no assurances can be given that we will experience favorable development in our Loss Reserves or that our ultimate losses will not be significantly different than the amounts shown above, and such differences could directly and significantly impact earnings favorably or unfavorably in the period they are determined. Because of our reinsurance segment's limited operating history, the sensitivity analysis above is one way to gauge the impact of changes in the assumptions in our reserving process. For another estimate of potential variability in our reinsurance segment's Loss Reserves, see "—Simulation Results." Refer to "—Results of Operations" for additional discussion on net favorable or adverse development of our reinsurance operations' prior year Loss Reserves.

  Simulation Results

        Generally, due to the insufficient amount of historical loss data for our insurance and reinsurance operations in many lines of business, we do not produce a range of estimates in calculating reserves. As described above, we primarily use the expected loss method to calculate our initial Loss Reserves, and such amounts represent management's best estimate of our ultimate liabilities. As the loss data has developed, other actuarial methods have been given more weight in our reserving process for certain lines of business. In order to illustrate the potential volatility in our reserves for losses and loss adjustment expenses, we used a statistical model to simulate a range of results based on various probabilities. Both the probabilities and related modeling are subject to inherent uncertainties. The simulation relies on a significant number of assumptions, such as the potential for multiple entities to react similarly to external events, and includes other statistical assumptions.

        Our recorded estimate of reserves for losses and loss adjustment expenses, net of unpaid losses and loss adjustment expenses recoverable, by operating segment at December 31, 2007, along with the results of the simulation are as follows:

	December 31, 2007
(U.S. dollars in thousands)	Insurance	Reinsurance	Total
Total net reserves	$2,911,750	$2,571,083	$5,482,833

Simulation results:
90th percentile(1)	$3,486,739	$3,341,962	$6,590,695
10th percentile(2)	$2,382,306	$1,903,577	$4,477,747

(1)
Simulation results indicate that a 90% probability exists that the net reserves for losses and loss adjustment expenses will not exceed the indicated amount.

(2)
Simulation results indicate that a 10% probability exists that the net reserves for losses and loss adjustment expenses will be at or below the indicated amount.

        The simulation results shown for each segment do not add to the total simulation results, as the individual segment simulation results do not reflect the diversification effects across our segments. For informational purposes, based on the total simulation results, a change in our Loss Reserves to the amount indicated at the 90th percentile would result in a decrease in income before income taxes of approximately $1.11 billion, or $15.01 per diluted share, while a change in our Loss Reserves to the amount indicated at the 10th percentile would result in an increase in income before income taxes of approximately $1.01 billion, or $13.63 per diluted share. The simulation results noted above are informational only, and no assurance can be given that our ultimate losses will not be significantly different than the simulation results shown above, and such differences could directly and significantly impact earnings favorably or unfavorably in the period they are determined.

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

  Ceded Reinsurance

        In the normal course of business, our insurance operations cede a substantial portion of their premium through pro rata, excess of loss and facultative reinsurance agreements. Our reinsurance operations also obtain reinsurance whereby another reinsurer contractually agrees to indemnify it for all or a portion of the reinsurance risks underwritten by our reinsurance operations. Such arrangements, where one reinsurer provides reinsurance to another reinsurer, are usually referred to as "retrocessional reinsurance" arrangements. In addition, our reinsurance subsidiaries participate in "common account" retrocessional arrangements for certain pro rata treaties. Such arrangements reduce the effect of individual or aggregate losses to all companies participating on such treaties, including the reinsurers, such as our reinsurance operations, and the ceding company. Reinsurance recoverables are recorded as assets, predicated on the reinsurers' ability to meet their obligations under the reinsurance agreements. If the reinsurers are unable to satisfy their obligations under the agreements, our insurance or reinsurance operations would be liable for such defaulted amounts.

        The availability and cost of reinsurance and retrocessional protection is subject to market conditions, which are beyond our control. Although we believe that our insurance and reinsurance operations have been successful in obtaining reinsurance and retrocessional protection, it is not certain that they will be able to continue to obtain adequate protection at cost effective levels. As a result of such market conditions and other factors, our insurance and reinsurance operations may not be able to successfully mitigate risk through reinsurance and retrocessional arrangements and may lead to increased volatility in our results of operations in future periods. See "Risk Factors—Risks Relating to Our Industry—The failure of any of the loss limitation methods we employ could have a material adverse effect on our financial condition or results of operations."

        In addition to the use of individual per risk and inuring reinsurance contracts to limit exposure, our insurance operations had in force during 2005 a catastrophe reinsurance program which provides coverage for certain property catastrophe-related losses occurring during the contract period equal to a maximum of 95% of the first $200 million in excess of a $50 million retention per occurrence of such losses. Estimated losses related to Hurricane Katrina and Hurricane Wilma have exceeded the per occurrence retention. Based on current estimates, and net of payments to date, our insurance operations has recorded recoverables of approximately $43.6 million through such coverage for Hurricane Katrina and $2.6 million for Hurricane Wilma with approximately $65.8 million of remaining available coverage for Hurricane Katrina and $187.4 million of remaining available coverage for Hurricane Wilma should the actual amount of losses ultimately attributable to such events exceed current estimates. Amounts shown for Hurricane Katrina are net of reinstatement premiums.

        Estimates for our insurance operations related to Hurricanes Katrina, Rita and Wilma and other catastrophic events that occurred in the second half of 2005 are based on currently available information derived from modeling techniques, industry assessments of exposure, claims information obtained from its clients and brokers to date and a review of its in-force contracts. Actual losses from these events may vary materially from the insurance operations' estimates due to the inherent uncertainties in making such determinations resulting from several factors, including the potential inaccuracies and inadequacies in the data provided by clients and brokers, the modeling techniques and the application of such techniques, the contingent nature of business interruption exposures, the effects of any resultant demand surge on claims activity and attendant coverage issues. In addition, actual losses may increase if reinsurers dispute or fail to meet their obligations to our insurance operations or the reinsurance protections purchased by our insurance operations are exhausted or are otherwise unavailable.

        Our insurance operations had in effect during 2007 a reinsurance program which provided coverage equal to a maximum of 88% of the first $325 million in excess of a $75 million retention per occurrence for certain property catastrophe-related losses occurring during 2007, compared to a reinsurance program in effect during 2006 which provided coverage equal to a maximum of 92% of the first $325 million in excess of a $75 million retention per occurrence for certain property catastrophe-related losses occurring during 2006. In the 2008 first quarter, our insurance operations renewed its reinsurance program which provides coverage for certain property-catastrophe related losses occurring during 2008 equal to a maximum of 70% of the first $275 million in excess of a $75 million retention per occurrence.

        On December 29, 2005, Arch Re Bermuda entered into a quota share reinsurance treaty with Flatiron Re Ltd., a Bermuda reinsurance company, pursuant to which Flatiron Re Ltd. assumed a 45% quota share (the "Flatiron Treaty") of certain lines of property and marine business underwritten by Arch Re Bermuda for unaffiliated third parties for the 2006 and 2007 underwriting years (January 1, 2006 to December 31, 2007). Effective June 28, 2006, the parties amended the Flatiron Treaty to increase the percentage ceded to Flatiron Re Ltd. from 45% to 70% of all covered business bound by Arch Re Bermuda from (and including) June 28, 2006 until (and including) August 15, 2006, provided such business does not incept beyond September 30, 2006. The ceding percentage for all business bound outside of this period continued to be 45%.

        Arch Re Bermuda pays to Flatiron Re Ltd. a reinsurance premium in the amount of the ceded percentage of the original gross written premium on the business reinsured with Flatiron Re Ltd. less a ceding commission, which includes a reimbursement of direct acquisition expenses as well as a commission to Arch Re Bermuda for generating the business. The Flatiron Treaty also provides for a profit commission to Arch Re Bermuda based on the underwriting results for the 2006 and 2007 underwriting years on a cumulative basis. Arch Re Bermuda records such profit commission based on underwriting experience recorded each quarter. As a result, the profit commission arrangement with Flatiron Re Ltd. may increase the volatility of our reported results of operations on both a quarterly and annual basis. On December 31, 2007, the Flatiron Treaty expired by its terms. At December 31, 2007, $144.9 million of premiums ceded to Flatiron Re Ltd. were unearned. The attendant premiums earned, losses incurred and acquisition expenses will primarily be reflected in the reinsurance segment's results in the first half of 2008.

        Our reinsurance operations previously purchased a catastrophe reinsurance program which provides up to $55 million of coverage in excess of certain deductibles for any one occurrence and $110 million in the aggregate annually, for certain catastrophe-related losses worldwide occurring during the period from May 2005 through April 2006. Based on current estimates, and net of payments to date, our reinsurance operations have recorded recoverables of approximately $46.0 million, net of reinstatement premiums, related to the 2005 catastrophic events. The recovery represents full usage of the available coverage under the reinsurance program, and the coverage was not renewed upon expiration. Estimates for our reinsurance operations related to Hurricanes Katrina, Rita and Wilma and other catastrophic events that occurred in the second half of 2005 are based on currently available information derived from modeling techniques, industry assessments of exposure, claims information obtained from its clients and brokers to date and a review of its in-force contracts. Actual losses from these events may vary materially from our reinsurance operations' estimates due to the inherent uncertainties in making such determinations resulting from several factors, including the potential inaccuracies and inadequacies in the data provided by clients and brokers, the modeling techniques and the application of such techniques, the contingent nature of business interruption exposures, the effects of any resultant demand surge on claims activity and attendant coverage issues. In addition, actual losses may increase if reinsurers dispute or fail to meet their obligations to our reinsurance operations or the reinsurance protections purchased by our reinsurance operations are otherwise unavailable. While our reinsurance operations may purchase industry loss warranty contracts and other reinsurance which is intended to limit their exposure, the non-renewal of the catastrophe reinsurance program and the Flatiron Treaty increases the risk retention of our reinsurance operations and, as a result, may increase the volatility in our results of operations in future periods.

  Premium Revenues and Related Expenses

        Insurance premiums written are generally recorded at the policy inception and are primarily earned on a pro rata basis over the terms of the policies for all products, usually 12 months. Premiums written include estimates in most of our insurance operations' lines of business. The amount of such insurance premium estimates included in premiums receivable and other assets at December 31, 2007 and 2006 was $50.1 million and $76.4 million, respectively. Such premium estimates are derived from multiple sources which include the historical experience of the underlying business, similar business and available industry information. Unearned premium reserves represent the portion of premiums written that relates to the unexpired terms of in-force insurance policies.

        Reinsurance premiums written include amounts reported by brokers and ceding companies, supplemented by our own estimates of premiums where reports have not been received or in cases where the amounts reported by brokers and ceding companies are adjusted to reflect management's best judgments and expectations. Premium estimates are derived from multiple sources which include our underwriters, the historical experience of the underlying business, similar business and available industry information. Premiums written are recorded based on the type of contracts we write. Premiums on our excess of loss and pro rata reinsurance contracts are estimated when the business is underwritten. For excess of loss contracts, the minimum premium, as defined in the contract, is generally recorded as an estimate of premiums written as of the inception date of the treaty. Estimates of premiums written under pro rata contracts are recorded in the period in which the underlying risks incept and are based on information provided by the brokers and the ceding companies. For multi-year reinsurance treaties which are payable in annual installments, generally, only the initial annual installment is included as premiums written at policy inception due to the ability of the reinsured to commute or cancel coverage during the term of the policy. The remaining annual installments are included as premiums written at each successive anniversary date within the multi-year term.

        Reinstatement premiums for our insurance and reinsurance operations are recognized at the time a loss event occurs, where coverage limits for the remaining life of the contract are reinstated under pre-defined contract terms. Reinstatement premiums, if obligatory, are fully earned when recognized. The accrual of reinstatement premiums is based on an estimate of losses and loss adjustment expenses, which reflects management's judgment, as described above in "—Reserves for Losses and Loss Adjustment Expenses."

        The amount of reinsurance premium estimates included in premiums receivable and the amount of related acquisition expenses by type of business were as follows at December 31, 2007 and 2006:

	December 31,
	2007			2006
(U.S. dollars in thousands)	Gross Amount	Acquisition Expenses	Net Amount	Gross Amount	Acquisition Expenses	Net Amount
Casualty.	$171,876	($47,127)	$124,749	$191,842	($52,382)	$139,460
Property excluding property catastrophe	94,892	(23,918)	70,974	110,996	(26,653)	84,343
Marine and aviation	81,672	(22,492)	59,180	76,167	(19,440)	56,727
Other specialty	47,161	(11,185)	35,976	85,886	(26,166)	59,720
Property catastrophe	25,677	(4,346)	21,331	23,079	(3,694)	19,385
Other	1,157	(57)	1,100	1,554	(101)	1,453

Total	$422,435	($109,125)	$313,310	$489,524	($128,436)	$361,088

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

        A significant portion of amounts included as premiums receivable, which represent estimated premiums written, net of commissions, are not currently due based on the terms of the underlying contracts. Based on currently available information, management believes that the premium estimates included in premiums receivable will be collectible and, therefore, no provision for doubtful accounts has been recorded on the premium estimates at December 31, 2007.

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

  Collection of Insurance-Related Balances and Provision for Doubtful Accounts

        For purposes of managing risk, we reinsure a portion of our exposures, paying to reinsurers a part of the premiums received on the policies we write, and we may also use retrocessional protection. Ceded premiums written represented approximately 29.9% of gross premiums written for 2007, compared to 29.5% for 2006 and 21.8% for 2005.

        The availability and cost of reinsurance and retrocessional protection is subject to market conditions, which are beyond our control. Although we believe that our insurance subsidiaries have been successful in obtaining reinsurance protection, it is not certain that we will be able to obtain adequate protection at cost effective levels. As a result of such market conditions and other factors, we may not be able to successfully mitigate risk through reinsurance and retrocessional arrangements. Further, we are subject to credit risk with respect to our reinsurers and retrocessionaires because the ceding of risk to reinsurers and retrocessionaires does not relieve us of our liability to the clients or companies we insure or reinsure. We are also subject to risks based upon the possibility that loss payments could occur earlier than the receipt of related reinsurance recoverables. Our failure to establish adequate reinsurance or retrocessional arrangements or the failure of our existing reinsurance or retrocessional arrangements to protect us from overly concentrated risk exposure could adversely affect our financial condition and results of operations.

        We monitor the financial condition of our reinsurers and attempt to place coverages only with substantial, financially sound carriers. At December 31, 2007 and 2006, approximately 88.5% and 92.3%, respectively, of our reinsurance recoverables on paid and unpaid losses (not including prepaid reinsurance premiums) of $1.74 billion and $1.67 billion, respectively, were due from carriers which had an A.M. Best rating of "A-" or better. At December 31, 2007 and 2006, the largest reinsurance recoverables from any one carrier were less than 5.2% and 5.1%, respectively, of our total shareholders' equity.

        The following table details our reinsurance recoverables at December 31, 2007:

	% of Total	A.M. Best Rating(1)
Everest Reinsurance Company	12.1%	A+
Flatiron Re Ltd.(2)	8.8%	NR
Munich Reinsurance America, Inc.	6.9%	A+
Lloyd's of London syndicates(3)	6.7%	A
Allied World Assurance Company Ltd.	5.8%	A
Odyssey America Reinsurance Corporation(4)	5.1%	A
Swiss Reinsurance America Corporation	5.0%	A+
Federal Insurance Company	4.1%	A++
ACE Property & Casualty Insurance Company	3.4%	A+
Transatlantic Reinsurance Company	3.3%	A+
Platinum Underwriters Reinsurance Inc.	2.9%	A
GE Frankona Reinsurance Ltd.	2.7%	A
Sentry Insurance a Mutual Company(5)	2.3%	A+
All other(6)	30.9%

Total	100.0%

    (1)
    The financial strength ratings are as of February 8, 2008 and were assigned by A.M. Best based on its opinion of the insurer's financial strength as of such date. An explanation of the ratings listed in the table follows: the ratings of "A++" and "A+" are designated "Superior"; and the "A" and "A-" ratings are designated "Excellent." Additionally, A.M. Best has five classifications within the "Not Rated" or "NR" category. Reasons for an "NR" rating being assigned by A.M. Best include insufficient data, size or operating experience, companies which are in run-off with no active business writings or are dormant, companies which disagree with their rating and request that a rating not be published or insurers that request not to be formally evaluated for the purposes of assigning a rating opinion.

    (2)
    Flatiron Re Ltd. is required to contribute funds into a trust for the benefit of Arch Re Bermuda. The recoverable from Flatiron Re Ltd. was fully collateralized through such trust at December 31, 2007. See note 11, "Commitments and Contingencies," of the notes accompanying our consolidated financial statements for further details on the Flatiron Treaty.

    (3)
    The A.M. Best group rating of "A" (Excellent) has been applied to all Lloyd's of London syndicates.

    (4)
    A significant portion of amounts due from Odyssey America Reinsurance Corporation is collateralized through reinsurance trusts.

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

    (6)
    The following table provides a breakdown of the "All other" category by A.M. Best rating:

Companies rated "A-" or better	28.2%
Companies not rated(7)	2.7%

Total	30.9%

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

        At December 31, 2007, approximately 78.8% of premiums receivable of $729.6 million represented amounts not yet due, while amounts in excess of 90 days overdue were 2.9% of the total. At December 31, 2006, approximately 83.5% of premiums receivable of $750.0 million represented amounts not yet due, while amounts in excess of 90 days overdue were 1.9% of the total. Approximately 37.4% of the $132.3 million of paid losses and loss adjustment expenses recoverable were in excess of 90 days overdue at December 31, 2007 (a significant portion of such overdue amounts were collected in February 2008), compared to 19.6% of the $122.1 million of paid losses and loss adjustment expenses recoverable at December 31, 2006. At December 31, 2007 and 2006, our reserves for doubtful accounts were approximately $10.5 million and $12.0 million, respectively.

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

  Income Taxes

        Deferred income taxes reflect the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. A valuation allowance is recorded if it is more likely than not that some or all of a deferred income tax asset may not be realized. We consider future taxable income and feasible tax planning strategies in assessing the need for a valuation allowance. In the event we determine that we will not be able to realize all or part of our deferred income tax assets in the future, an adjustment to the deferred income tax assets would be charged to income in the period in which such determination is made. In addition, if we subsequently assess that the valuation allowance is no longer needed, a benefit would be recorded to income in the period in which such determination is made.

        We recognize a tax benefit where we conclude that it is more likely than not that the tax benefit will be sustained on audit by the taxing authority based solely on the technical merits of the associated tax position. If the recognition threshold is met, we recognize a tax benefit measured at the largest amount of the tax benefit that, in our judgment, is greater than 50% likely to be realized. We record interest and penalties related to unrecognized tax benefits in the provision for income taxes.

  Investments

        We currently classify all of our fixed maturity investments, short-term investments and other investments as "available for sale" and, accordingly, they are carried at estimated fair value. The fair value of fixed maturity securities is generally determined from quotations received from nationally recognized pricing services, or when such prices are not available, by reference to broker or underwriter bid indications. Short-term investments comprise securities due to mature within one year of the date of issue. Short-term investments include certain cash equivalents which are part of our investment portfolios under the management of external and internal investment managers. Other investments are carried at estimated fair value. Fair value is initially considered to be equal to the cost of such investment until the investment is revalued based on substantive events or other factors which could indicate a diminution or appreciation in value.

        Other investments are classified as "available for sale" and include alternative investments, which are funds with underlying ownership structures that may be limited partnerships ("LPs") or limited liability companies ("LLCs"), equity securities such as investments in mutual funds and privately held securities. For those investments in which the underlying ownership structure is an LP or an LLC (i.e., when the LLC meets specific criteria requiring it to be treated similar to an LP) we use the equity method to account for such investments. Under the equity method, investments are initially recorded at cost and are subsequently adjusted for changes in our proportionate share of net income or loss or other changes in capital of the investee. Changes in the carrying value of such investments are recorded in net investment income or other income. Investments in equity securities are carried at estimated fair value in accordance with SFAS No. 115. The estimated fair value of investments in privately held securities, other than those carried under the equity method, is initially equal to the cost of such investments until the investments are revalued based principally on substantive events or other factors which could indicate a diminution or appreciation in value, such as an arm's-length third party transaction justifying an increased valuation or adverse development of a significant nature requiring a write-down.

        In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," FASB Staff Position Nos. FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" and Securities and Exchange Commission Staff Accounting Bulletin No. 59, "Other-Than-Temporary Impairment of Certain Investments in Debt and Equity Securities," we review our investments each quarter to determine whether a decline in fair value below the amortized cost basis is other-than-temporary. Our process for identifying declines in the fair value of investments that are other-than-temporary involves consideration of several factors. These factors include (i) the time period in which there has been a significant decline in value, (ii) an analysis of the liquidity, business prospects and overall financial condition of the issuer, (iii) the significance of the decline and (iv) our intent and ability to hold the investment for a sufficient period of time for the value to recover. Where our analysis of the above factors results in the conclusion that declines in fair values are other-than-temporary, the cost of the securities is written down to fair value and is reflected as a realized loss. In periods subsequent to the recognition of an other-than-temporary impairment on fixed maturities, we account for such securities as if they had been purchased on the measurement date of the other-than-temporary impairment and the provision for other-than-temporary impairment (reflected as a discount or reduced premium based on the new cost basis) is amortized into net investment income over the remaining life of the fixed maturities, or until such securities are sold.

        With respect to securities where the decline in value is determined to be temporary because we concluded that the investment was impaired for a minor length of time or to a minor extent and the security's value is not written down, a subsequent decision may be made to sell that security and realize a loss. Such sale would not contradict our determination that the decline was temporary because subsequent decisions to sell a security are made within the context of overall risk management, new information and the assessment of such security's value relative to comparable securities. While our internal and external investment managers may, at a given point in time, believe the preferred course of action is to hold securities until such losses are recovered, the dynamic nature of portfolio management may result in a subsequent decision by us to sell the security and realize the loss, based upon a change in market and other factors discussed above. We believe these subsequent decisions are consistent with the classification of our investment portfolio as "available for sale." See note 7, "Investment Information," of the notes accompanying our consolidated financial statements.

        Under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), as amended on January 1, 2001, all derivative financial instruments, including embedded derivative instruments, are required to be recognized as either assets or liabilities in the consolidated balance sheets and measured at fair value. The accounting for gains and losses associated with changes in the fair value of a derivative and the effect on the consolidated financial statements depends on whether it has been designated and qualifies as part of a hedging relationship and whether the hedge is highly effective in achieving offsetting changes in the fair value of the asset or liability hedged.

        Our investment strategy allows for the use of derivative instruments. We utilize various derivative instruments such as futures contracts to enhance investment performance, replicate investment positions or manage market exposures and duration risk that would be allowed under our investment guidelines if implemented in other ways. Pursuant to SFAS No. 133, these instruments, which have no hedging designation, are recognized as assets and liabilities in our balance sheet at fair value and changes in fair value are included in net realized gains and losses in our results of operations. See note 7, "Investment Information—Investment-Related Derivatives," of the notes accompanying our consolidated financial statements for more information about our use of derivative instruments.

  Share-Based Compensation

        On January 1, 2006, we adopted the fair value method of accounting for share-based awards using the modified prospective method of transition as described in Financial Accounting Standards Board ("FASB") Statement No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123(R)"). Under SFAS No.123(R), the estimated grant date fair value adjusted for assumed forfeitures of share-based compensation related to stock option awards is recognized as compensation expense over the requisite service period of the grant. Under the fair value method of accounting pursuant to SFAS No. 123(R), the fair value of restricted share and unit awards is measured by the grant date price of our shares. No value is attributed to awards that employees forfeit because they fail to satisfy vesting conditions. As such, the number of shares granted is reduced by assumed forfeitures and adjusted based on actual forfeitures until vesting. Such expense is amortized over the requisite service period of the related awards. For awards granted to retirement-eligible employees where no service is required for the employee to retain the award, the grant date fair value is immediately recognized as compensation cost at the grant date because the employee is able to retain the award without continuing to provide service. For employees near retirement eligibility, attribution of compensation cost is over the period from the grant date to the retirement eligibility date. The share-based compensation expense associated with awards that have graded vesting features and vest based on service conditions only (i) granted after the effective date of adoption is calculated on a straight-line basis over the requisite service periods of the related awards and (ii) granted prior to the effective date of adoption and that remain unvested as of the date of adoption is calculated on a graded-vesting basis as prescribed under FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or

Award Plans—an interpretation of APB Opinions No. 15 and 25," over the remaining requisite service periods of the related awards.

        Under the modified prospective method of transition, compensation expense is recognized beginning with the effective date of adoption for all share-based payments (i) granted after the effective date of adoption and (ii) granted prior to the effective date of adoption and that remain unvested on the date of adoption. Under the modified prospective method of transition, we are not required to restate our prior period financial statements to reflect expensing of share-based compensation under SFAS No.123(R). Therefore, the results for 2007 and 2006 are not comparable to results for 2005 period.

        Under SFAS No. 123(R), we use the Black-Scholes option pricing model to estimate the fair value of the share-based option awards as of the grant date. The Black-Scholes model, by its design, is highly complex, and requires judgment in determining key data inputs including estimating the risk free interest rate, expected life of the option and expected volatility rate. In addition, judgment is also required in estimating the amount of share-based awards that are expected to be forfeited. The primary data inputs with the greatest degree of judgment are the estimated lives of the share-based awards and the estimated volatility of our stock price. The Black-Scholes model is highly sensitive to changes in these two data inputs. In our process for estimating the fair value of stock options granted, we believe that we have made a good faith fair value estimate in accordance with the provisions of SFAS No. 123(R) as well as guidance from the SEC as contained in Staff Accounting Bulletin No. 107 in a way that is designed to take into account the assumptions that underlie the instrument's value that marketplace participants would reasonably make. If actual results differ significantly from these estimates, share-based compensation expense and our results of operations could be materially impacted.

        See note 2(l), "Significant Accounting Policies—Share-Based Compensation," of the notes accompanying our consolidated financial statements for more information about the adoption of SFAS No. 123(R).

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

Results of Operations

Comparison of Years Ended December 31, 2007 and 2006

        The following table sets forth net income available to common shareholders and per share data:

	Years Ended December 31,
(U.S. dollars in thousands, except share data)	2007	2006
Net income available to common shareholders	$832,099	$692,559

Diluted net income per common share	$11.28	$9.08

Diluted weighted average common shares and common share equivalents outstanding	73,762,419	76,246,725

        Net income available to common shareholders was $832.1 million for 2007, compared to $692.6 million for 2006. The improvement in our results of operations was primarily due to growth in investment income and a low level of catastrophic activity, as discussed in "—Segment Information" below. Our net income available to common shareholders for 2007 represented a 23.9% annualized return on average common equity, compared to 24.1% for 2006.

        The decrease in diluted average shares outstanding from 2006 to 2007 was primarily due to the weighted impact of share repurchases during 2007, partially offset by increases in the dilutive effects of stock options and nonvested restricted stock calculated using the treasury stock method and the exercise of stock options. Under the treasury stock method, the dilutive impact of options and nonvested stock on diluted weighted average shares outstanding increases as the market price of our common shares increases.

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

  Insurance Segment

        The following table sets forth our insurance segment's underwriting results:

	Years Ended December 31,
(U.S. dollars in thousands)	2007	2006
Gross premiums written	$2,660,302	$2,624,757
Net premiums written	1,717,548	1,652,056
Net premiums earned	$1,702,343	$1,600,854
Fee income	5,063	5,085
Losses and loss adjustment expenses	(1,077,769)	(1,017,263)
Acquisition expenses, net	(201,703)	(175,740)
Other operating expenses	(276,388)	(249,637)

Underwriting income	$151,546	$163,299

Underwriting Ratios
Loss ratio	63.3%	63.5%
Acquisition expense ratio(1)	11.7%	10.8%
Other operating expense ratio	16.2%	15.6%

Combined ratio	91.2%	89.9%

    (1)
    The acquisition expense ratio is adjusted to include certain fee income.

        Underwriting Income.    The insurance segment's underwriting income was $151.5 million for 2007, compared to $163.3 million for 2006. The combined ratio for the insurance segment was 91.2% for 2007, compared to 89.9% for 2006. The components of the insurance segment's underwriting income are discussed below.

        Premiums Written.    Gross premiums written by the insurance segment were $2.66 billion for 2007, compared to $2.62 billion for 2006, and ceded premiums written were 35.4% of gross premiums written for 2007, compared to 37.1% for 2006. Net premiums written by the insurance segment were $1.72 billion for 2007, compared to $1.65 billion for 2006. Contributing to the higher level of net premiums written in 2007 were increases in professional liability business, as a result of growth in policies written, a higher level of travel and accident business and a decrease in the usage of reinsurance, national accounts casualty business and excess workers' compensation and employers' liability business produced by Wexford (included in 'other'). During the 2007 fourth quarter, we completed the acquisition of the operations of Wexford, including the renewal rights of the subject business, through an asset purchase. This growth was partially offset by a continued reduction in U.S. primary casualty business and surety business in response to increasing competition and market conditions. For information regarding net premiums written by major line of business and geographic location, refer to note 3, "Segment Information," of the notes accompanying our consolidated financial statements.

        Net Premiums Earned.    Net premiums earned for the insurance segment were $1.7 billion for 2007, compared to $1.6 billion for 2006, and generally reflect changes in net premiums written over the previous five quarters, including the mix and type of business written.

        Losses and Loss Adjustment Expenses.    Insurance segment losses and loss adjustment expenses incurred for 2007 were $1.08 billion, or 63.3% of net premiums earned, compared to $1.02 billion, or 63.5% of net premiums earned, for 2006. The 2007 loss ratio reflected a 0.7 point reduction related to estimated net favorable development in prior year loss reserves, compared to a 0.5 point reduction in 2006. Prior to 2005, the insurance segment's reserving method relied heavily on industry data. In 2005, the insurance segment began to give a relatively small amount of weight to its own experience. As a result, the insurance segment reduced loss selections for some lines, in particular those written on a claims-made basis and for which it now believes it has a reasonable level of credible data. The insurance segment's net favorable development in 2007 and 2006 was primarily due to reductions in reserves in medium-tailed and long-tailed lines of business resulting from such changes, partially offset by adverse development of $33.3 million from short-tail lines which primarily resulted from higher than expected claims development. The net favorable development was partially offset by an increase in acquisition expenses of $9.5 million, primarily due to sliding scale arrangements on certain policies..

        For a discussion of the reserves for losses and loss adjustment expenses, please refer to the section above entitled "Critical Accounting Policies, Estimates and Recent Accounting Pronouncements—Reserves for Losses and Loss Adjustment Expenses."

        Underwriting Expenses.    The underwriting expense ratio for the insurance segment was 27.9% in 2007, compared to 26.4% for 2006. The acquisition expense ratio is influenced by, among other things, (1) the amount of ceding commissions received from unaffiliated reinsurers, (2) the amount of business written on a surplus lines (non-admitted) basis and (3) mix of business. The acquisition expense ratio was 11.7% for 2007, compared to 10.8% for 2006. The acquisition expense ratio in 2007 reflects changes in the form of reinsurance ceded and the mix of business and also included 0.5 points related to favorable prior year loss development, while the 2006 period included a decrease in surety profit commissions which increased the 2006 acquisition expense ratio by 0.5 points. The insurance segment's other operating expense ratio was 16.2% for 2007, compared to 15.6% for 2006. The higher operating expense ratio in 2007 compared to 2006 was primarily due to growth in compensation-related expenses without an attendant growth in net premiums earned.

  Reinsurance Segment

        The following table sets forth our reinsurance segment's underwriting results:

	Years Ended December 31,
(U.S. dollars in thousands)	2007	2006
Gross premiums written	$1,517,645	$1,703,796
Net premiums written	1,184,388	1,365,362
Net premiums earned	$1,242,307	$1,480,811
Fee income	2,473	4,729
Losses and loss adjustment expenses	(566,401)	(773,286)
Acquisition expenses, net	(278,828)	(368,171)
Other operating expenses	(81,059)	(53,533)

Underwriting income	$318,492	$290,550

Underwriting Ratios
Loss ratio	45.6%	52.2%
Acquisition expense ratio	22.4%	24.9%
Other operating expense ratio	6.5%	3.6%

Combined ratio	74.5%	80.7%

        Underwriting Income.    The reinsurance segment's underwriting income was $318.5 million for 2007, compared to $290.6 million for 2006. The combined ratio for the reinsurance segment was 74.5% for 2007, compared to 80.7% for 2006. The components of the reinsurance segment's underwriting income are discussed below.

        Premiums Written.    Gross premiums written by the reinsurance segment were $1.52 billion in 2007, compared to $1.7 billion for 2006. Gross premiums written for 2007 reflects a lower level of casualty, other specialty and non-catastrophe exposed property business which was in response to continued competition and resulted in either non-renewals or lower shares written by the reinsurance segment. Such reductions were partially offset by continued growth in international property and marine lines, due to higher rates and an increase in exposure. Catastrophe-exposed property and marine lines have continued to provide attractive opportunities in the wake of the 2005 storms.

        Ceded premiums written by the reinsurance segment were 22.0% of gross premiums written for 2007, compared to 19.9% for 2006. The higher ceded percentage in 2007 primarily resulted from the $311.3 million of premiums written ceded by Arch Re Bermuda to Flatiron Re Ltd. ($282.2 million on an earned basis), compared to $273.2 million in 2006 ($157.4 million on an earned basis). At December 31, 2007, $144.9 million of premiums ceded to Flatiron Re Ltd. were unearned. The attendant premiums earned, losses incurred and acquisition expenses will primarily be reflected in the reinsurance segment's results in the first half of 2008.

        Net premiums written by the reinsurance segment were $1.18 billion for 2007, compared to $1.37 billion for 2006. Net premiums written for 2007 reflects the lower level of international casualty business noted above, which more than offset growth in international property and marine lines, net of the amounts ceded to Flatiron Re Ltd. For information regarding net premiums written by major line and type of business and geographic location, refer to note 3, "Segment Information," of the notes accompanying our consolidated financial statements.

        Net Premiums Earned.    Net premiums earned for our reinsurance segment were $1.24 billion for 2007, compared to $1.48 billion for 2006, and generally reflect changes in net premiums written over the previous five quarters, including the mix and type of business written.

        Losses and Loss Adjustment Expenses.    Reinsurance segment losses and loss adjustment expenses incurred for 2007 were $566.4 million, or 45.6% of net premiums earned, compared to $773.3 million, or 52.2% of net premiums earned, for 2006. The 2007 loss ratio reflected a 13.9 point reduction related to estimated net favorable development in prior year loss reserves, compared to a 4.6 point reduction in 2006. Of the 2007 net favorable development in the reinsurance segment, a significant portion came from short-tail lines and resulted from better than anticipated loss emergence. In addition, the reinsurance segment's 2007 results included approximately 4.3 points related to 2007 catastrophe losses, while the 2006 results included 3.1 points related to 2006 catastrophe losses. The reinsurance segment's 2007 loss ratio also reflects an increase in expected loss ratios across a number of lines of business, primarily due to premium rate decreases and loss cost trends, and changes in the mix of business.

        In its reserving process in 2002 and 2003, the reinsurance segment recognized that there is a possibility that the assumptions made could prove to be inaccurate due to several factors primarily related to the start up nature of its operations. Due to the availability of additional data, and based on reserve analyses, it was determined that it was no longer necessary to continue to include such factors in the reserving process in 2004. Following reserve reviews, and based on the level of claims activity reported to date, the reinsurance segment has reduced the amount it had recorded in 2002 and 2003 by $10.6 million in 2007 and $7.7 million in 2006. Such amounts are reflected in the prior year development indicated above.

        The net favorable development on prior year loss reserves in both periods was partially offset by increased acquisition expenses, primarily as a result of the commutation of certain treaties. Such activity resulted in an increase to the acquisition expense ratio of approximately 1.5 points in 2007, compared to 0.5 points in 2006. The remainder of the change in the loss ratio for 2007, compared to 2006, resulted from better results recorded in the reinsurance segment's property lines of business and changes in their mix of business.

        For a discussion of the reserves for losses and loss adjustment expenses, please refer to the section above entitled "Critical Accounting Policies, Estimates and Recent Accounting Pronouncements—Reserves for Losses and Loss Adjustment Expenses."

        Underwriting Expenses.    The underwriting expense ratio for the reinsurance segment was 28.9% for 2007, compared to 28.5% for 2006. The acquisition expense ratio for 2007 was 22.4%, compared to 24.9% for 2006. The acquisition expense ratio is influenced by, among other things, the mix and type of business written and earned and the level of ceding commission income. The acquisition expense ratio for 2007 included 1.5 points related to favorable prior year loss development, compared to 0.5 points in 2006. In addition, the reinsurance segment's results included commission income (in excess of the reimbursement of direct acquisition expenses) on the quota-share reinsurance treaty with Flatiron Re Ltd., which reduced the acquisition expense ratio by 3.1 points in 2007, compared to 1.6 points in 2006. The reinsurance segment's other operating expense ratio was 6.5% for 2007, compared to 3.6% for 2006. The higher ratio in 2007 primarily resulted from expenses related to the reinsurance segment's property facultative reinsurance operation, which commenced operations during the 2007 second quarter, and a lower level of net premiums earned.

  Net Investment Income

        Net investment income was $463.1 million for 2007, compared to $380.2 million for 2006. The increase in net investment income in 2007 resulted from a higher level of average invested assets primarily generated by cash flows from operations. In addition, an increase in the pre-tax investment income yield to 4.88% for 2007 from 4.71% for 2006 contributed to the growth in net investment income. These yields were calculated based on amortized cost. The increase in the pre-tax investment yield primarily resulted from higher interest rates embedded in the investment portfolio as the portfolio's average credit quality remained near the AAA level and the effective duration only increased marginally. Yields on future investment income may vary based on financial market conditions, investment allocation decisions and other factors.

  Net Realized Gains or Losses

        Following is a summary of net realized gains (losses):

	Years Ended December 31,
(U.S. dollars in thousands)	2007	2006
Fixed maturities	$38,611	($27,379)
Other investments	847	4,186
Other	(11,317)	3,756

Total	$28,141	($19,437)

        Total return on our portfolio under management for 2007 was 6.52%, compared to 5.24% for 2006. Total return is calculated on a pre-tax basis and before investment expenses. The higher total return in 2007 compared to 2006 was primarily due to movements in interest rates and foreign exchange rates during the periods. For 2007, net realized gains on our fixed maturities of $38.6 million included a provision of $28.1 million for declines in the fair value of investments held in our available for sale portfolio which were considered to be other-than-temporary, based on reviews performed during 2007. For 2006, net realized losses on our fixed maturities of $27.4 million included a provision of $31.6 million for declines in the fair value of investments held in our available for sale portfolio which were considered to be other-than-temporary, based on reviews performed during 2006. In periods subsequent to the recognition of an other-than-temporary impairment on fixed maturities, we account for such securities as if they had been purchased on the measurement date of the other-than temporary impairment and the provision for the other-than-temporary impairment (reflected as a discount or reduced premium based on the new cost basis) is amortized into net investment income over the remaining life of the fixed maturities, or until such securities are sold. The declines in fair value on such securities were primarily due to the prevailing interest rate, credit and foreign exchange environments. The balance of net realized gains on our fixed maturities in 2007 and 2006 resulted from the sale of securities. For the 2007 and 2006 periods, net realized gains or losses from the sale of fixed maturities primarily resulted from our decisions to reduce credit exposure, changes in duration targets, relative value determinations and sales related to rebalancing the portfolio.

  Other Expenses

        Other expenses, which are included in our other operating expenses and part of our corporate and other segment (non-underwriting), were $30.7 million for 2007, compared to $29.1 million for 2006. Such amounts primarily represent certain holding company costs necessary to support our worldwide insurance and reinsurance operations, share based compensation expense and costs associated with operating as a publicly traded company.

        As required by the provisions of SFAS 123(R), we recorded pre-tax share-based compensation expense related to stock options of $9.0 million in 2007, compared to $9.2 million in 2006. See note 13, "Share Capital," of the notes accompanying our consolidated financial statements and "Critical Accounting Policies, Estimates and Recent Accounting Policies—Share-Based Compensation" for more information about the adoption of SFAS No. 123(R).

  Net Foreign Exchange Gains or Losses

        Net foreign exchange losses for 2007 of $44.0 million consisted of net unrealized losses of $48.8 million and net realized gains of $4.8 million, compared to net foreign exchange losses of

$23.9 million for 2006, which consisted of net unrealized losses of $27.3 million and net realized gains of $3.4 million. For the 2007 and 2006 periods, the net unrealized foreign exchange gains or losses recorded were largely offset by changes in the value of our investments held in foreign currencies. Net unrealized foreign exchange gains or losses result from the effects of revaluing our net insurance liabilities required to be settled in foreign currencies at each balance sheet date. The net foreign exchange losses in 2007 and 2006 primarily resulted from a weakening of the U.S. Dollar. We hold investments in foreign currencies which are intended to mitigate its exposure to foreign currency fluctuations in its net insurance liabilities. However, changes in the value of such investments due to foreign currency rate movements are reflected as a direct increase or decrease to shareholders' equity and are not included in the statement of income. For the 2007 and 2006 periods, the net unrealized foreign exchange gains or losses recorded by us were largely offset by changes in the value of our investments held in foreign currencies.

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

        ACGL will be subject to U.S. federal income tax only to the extent that it derives U.S. source income that is subject to U.S. withholding tax or income that is effectively connected with the conduct of a trade or business within the U.S. and is not exempt from U.S. tax under an applicable income tax treaty. ACGL will be subject to a withholding tax on dividends from U.S. investments and interest from certain U.S. taxpayers. ACGL does not consider itself to be engaged in a trade or business within the U.S. and, consequently, does not expect to be subject to direct U.S. income taxation. However, because there is uncertainty as to the activities which constitute being engaged in a trade or business within the United States, there can be no assurances that the U.S. Internal Revenue Service will not contend successfully that ACGL or its non-U.S. subsidiaries are engaged in a trade or business in the United States. If ACGL or any of its non-U.S. subsidiaries were subject to U.S. income tax, ACGL's shareholders' equity and earnings could be materially adversely affected. ACGL has subsidiaries and branches that operate in various jurisdictions around the world that are subject to tax in the jurisdictions in which they operate. The significant jurisdictions in which ACGL's subsidiaries and branches are subject to tax are the United States, United Kingdom, Canada, Switzerland, Germany and Denmark. See "Risk Factors—Risks Relating to Taxation" and "Business—Tax Matters."

        The income tax provision on income before income taxes resulted in an effective tax rate of 1.8% for 2007, compared to 3.6% for 2006. Our effective tax rate fluctuates from year to year consistent with the relative mix of income reported by jurisdiction due primarily to the varying tax rates in each jurisdiction. A significant portion of our catastrophe-exposed property business is written by a Bermuda-based subsidiary. As a result, on a relative basis, our effective tax rate is likely to be favorably affected in periods that have a low level of catastrophic losses incurred and adversely impacted in periods with significant catastrophic claims activity. We currently estimate that our comparable income tax provision in 2008 will result in an effective tax rate of approximately 2.0% to 4.0%, although no assurances can be given to that effect. See note 9, "Income Taxes," of the notes accompanying our consolidated financial statements for a reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average statutory tax rate for 2007, 2006 and 2005, along with a description of net operating loss carryforwards and other tax items.

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

        Net income available to common shareholders was $692.6 million for 2006, compared to $256.5 million for 2005. The improvement in our results of operations was primarily due to a lower level of catastrophic activity in 2006, as discussed in "—Segment Information" below, and growth in investment income. Our net income available to common shareholders for 2006 represented a 24.1% annualized return on average common equity, compared to 10.9% for 2005.

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

Segment Information

  Insurance Segment

        The following table sets forth our insurance segment's underwriting results:

	Years Ended December 31,
(U.S. dollars in thousands)	2006	2005
Gross premiums written	$2,624,757	$2,325,632
Net premiums written	1,652,056	1,481,300
Net premiums earned	$1,600,854	$1,392,114
Fee income	5,085	5,332
Losses and loss adjustment expenses	(1,017,263)	(949,996)
Acquisition expenses, net	(175,740)	(137,804)
Other operating expenses	(249,637)	(221,934)

Underwriting income	$163,299	$87,712

Underwriting Ratios
Loss ratio	63.5%	68.2%
Acquisition expense ratio(1)	10.8%	9.7%
Other operating expense ratio	15.6%	15.9%

Combined ratio	89.9%	93.8%

    (1)
    The acquisition expense ratio is adjusted to include certain fee income.

        Underwriting Income.    The insurance segment's underwriting income was $163.3 million for 2006, compared to $87.7 million for 2005. The combined ratio for the insurance segment was 89.9% for 2006, compared to 93.8% for 2005. The components of the insurance segment's underwriting income are discussed below.

        Premiums Written.    Gross premiums written by the insurance segment were $2.62 billion for 2006, compared to $2.33 billion for 2005, and ceded premiums written were 37.1% of gross premiums written for 2006, compared to 36.3% for 2005. Net premiums written by the insurance segment were $1.65 billion for 2006, compared to $1.48 billion for 2005. Roughly half of the increase was in worldwide property business, primarily as a result of rate increases which were tempered by higher reinsurance costs. The balance of the growth was generated from increases in professional liability business, as a result of growth in policies written and a decrease in the usage of reinsurance in 2006 business, construction business, primarily due to growth in large deductible construction accounts, surety business, and in executive assurance business. This growth was partially offset by a reduction in U.S. primary casualty business in response to increasing competition. For information regarding net premiums written by major line of business and geographic location, refer to note 3, "Segment Information," of the notes accompanying our consolidated financial statements.

        Net Premiums Earned.    Net premiums earned for the insurance segment were $1.6 billion for 2006, compared to $1.39 billion for 2005, and generally reflect changes in net premiums written over the previous five quarters, including the mix and type of business written.

        Losses and Loss Adjustment Expenses.    Insurance segment losses and loss adjustment expenses incurred for 2006 were $1.02 billion, or 63.5% of net premiums earned, compared to $950.0 million, or 68.2% of net premiums earned, for 2005. The insurance segment's results for 2006 included several large individual risk losses in the 2006 fourth quarter totaling $36.6 million, or 2.3 points, while 2005 included $119.8 million, or 8.6 points, related to Hurricanes Dennis, Emily, Katrina, Rita and Wilma and the European Floods. In addition, the 2006 loss ratio reflected a 0.5 point reduction related to estimated net favorable development in prior year loss reserves, compared to a 2.0 point reduction in 2005. Prior to 2005, the insurance segment's reserving method relied heavily on industry data. In 2005, the insurance segment began to give a relatively small amount of weight to its own experience. As a result, the insurance segment reduced loss selections for some lines, in particular those written on a claims-made basis and for which it now believes it has a reasonable level of credible data. The insurance segment's net favorable development in 2006 and 2005 was primarily due to reductions in reserves in medium-tailed and long-tailed lines of business resulting from such changes, partially offset by adverse development from short-tail lines which was primarily resulted from development on the 2005 catastrophic events.

        For a discussion of the reserves for losses and loss adjustment expenses, please refer to the section above entitled "Critical Accounting Policies, Estimates and Recent Accounting Pronouncements—Reserves for Losses and Loss Adjustment Expenses."

        Underwriting Expenses.    The underwriting expense ratio for the insurance segment was 26.4% in 2006, compared to 25.6% for 2005. The acquisition expense ratio was 10.8% for 2006, compared to 9.7% for 2005. As a result of the large individual risk losses noted above, the insurance segment reduced profit commissions that it had recorded previously by $7.7 million, or 0.5 points of the acquisition expense ratio. The remainder of the increase in the acquisition expense ratio was primarily due to changes in the mix of business. The insurance segment's other operating expense ratio was 15.6% for 2006, compared to 15.9% for 2005.

  Reinsurance Segment

        The following table sets forth our reinsurance segment's underwriting results:

	Years Ended December 31,
(U.S. dollars in thousands)	2006	2005
Gross premiums written	$1,703,796	$1,750,839
Net premiums written	1,365,362	1,657,472
Net premiums earned	$1,480,811	$1,585,602
Fee income	4,729	5,035
Losses and loss adjustment expenses	(773,286)	(1,051,953)
Acquisition expenses, net	(368,171)	(442,116)
Other operating expenses	(53,533)	(52,192)

Underwriting income	$290,550	$44,376

Underwriting Ratios
Loss ratio	52.2%	66.3%
Acquisition expense ratio	24.9%	27.9%
Other operating expense ratio	3.6%	3.3%

Combined ratio	80.7%	97.5%

        Underwriting Income.    The reinsurance segment's underwriting income was $290.6 million for 2006, compared to $44.4 million for 2005. The combined ratio for the reinsurance segment was 80.7% for 2006, compared to 97.5% for 2005. The components of the reinsurance segment's underwriting income are discussed below.

        Premiums Written.    Gross premiums written by the reinsurance segment were $1.7 billion in 2006, compared to $1.75 billion for 2005. Gross premiums written for 2006 reflects a lower level of international casualty business in response to actual and anticipated market conditions, partially offset by growth in international property and marine lines, due to higher rates and an increase in exposure. Catastrophe-exposed property and marine lines have continued to provide attractive opportunities in the wake of the 2005 storms. As a result of the significant catastrophic activity in 2005 and the impact of such events on the insurance market, the reinsurance segment was able to write certain property (both catastrophe and non-catastrophe) and marine business in the 2005 fourth quarter, which resulted in approximately $109.2 million of gross premiums written ($100.2 million on a net basis). Such business did not contribute to the reinsurance segment's 2006 premiums written.

        Ceded premiums written by the reinsurance segment were 19.9% of gross premiums written for 2006, compared to 5.3% for 2005. The higher ceded percentage in 2006 primarily resulted from the $273.2 million of premiums written ceded by Arch Re Bermuda to Flatiron Re Ltd. ($157.4 million on an earned basis) under a quota-share reinsurance treaty, as previously disclosed.

        Net premiums written by the reinsurance segment were $1.37 billion for 2006, compared to $1.66 billion for 2005. Net premiums written for 2006 reflects the lower level of international casualty business noted above, which more than offset growth in international property and marine lines, net of the amounts ceded to Flatiron Re Ltd. In addition, net premiums written in 2005 included $100.2 million of non-recurring business, as noted above. For information regarding net premiums written by major line and type of business and geographic location, refer to note 3, "Segment Information," of the notes accompanying our consolidated financial statements.

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

        Losses and Loss Adjustment Expenses.    Reinsurance segment losses and loss adjustment expenses incurred for 2006 were $773.3 million, or 52.2% of net premiums earned, compared to $1.05 billion, or 66.3% of net premiums earned, for 2005. The reinsurance segment's 2006 results included approximately $45.9 million, or 3.1 points, related to 2006 catastrophe losses, while the 2005 results included $208.5 million, or 13.1 points, related to Hurricanes Dennis, Emily, Katrina, Rita and Wilma and the European Floods and $24.0 million, or 1.5 points, of other catastrophe losses. In addition, the 2006 loss ratio reflected a 4.6 point reduction related to estimated net favorable development in prior year loss reserves, compared to a 5.8 point reduction in 2005.

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

        The net favorable development on prior year loss reserves in both periods was partially offset by increased acquisition expenses, primarily as a result of the commutation of certain treaties. Such activity resulted in an increase to the acquisition expense ratio of approximately 0.5 points in 2006, compared to 0.6 points in 2005. The remainder of the change in the loss ratio for 2006, compared to 2005, resulted from better results recorded in the reinsurance segment's property lines of business and changes in their mix of business.

        For a discussion of the reserves for losses and loss adjustment expenses, please refer to the section above entitled "Critical Accounting Policies, Estimates and Recent Accounting Pronouncements—Reserves for Losses and Loss Adjustment Expenses."

        Underwriting Expenses.    The underwriting expense ratio for the reinsurance segment was 28.5% for 2006, compared to 31.2% for 2005. The acquisition expense ratio for 2006 was 24.9%, compared to 27.9% for 2005. The reinsurance segment's 2006 results included commission income (in excess of the reimbursement of direct acquisition expenses) on the quota-share reinsurance treaty with Flatiron Re Ltd., which reduced the acquisition expense ratio by 1.6 points in 2006. The 2005 results included $13.3 million of assessments incurred as a result of the 2005 hurricane activity, which added 0.8 points to the 2005 acquisition expense ratio. The reinsurance segment's other operating expense ratio was 3.6% for 2006, compared to 3.3% for 2005.

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

  Net Realized Gains or Losses

        Following is a summary of net realized gains (losses):

	Years Ended December 31,
(U.S. dollars in thousands)	2006	2005
Fixed maturities	($27,379)	($56,770)
Other investments	4,186	1,016
Other	3,756	2,298

Total	($19,437)	($53,456)

        Total return on our portfolio under management for 2006 was 5.24%, compared to 2.09% for 2005. Total return is calculated on a pre-tax basis and before investment expenses. The higher total return in 2006 compared to 2005 was primarily due to movements in interest rates during the periods. The increase in interest rates in 2005 was greater than the increase in 2006 and resulted in a lower relative return compared to 2006. For 2006, net realized losses on our fixed maturities of $27.4 million included a provision of $31.6 million for declines in the fair value of investments held in our available for sale portfolio which were considered to be other-than-temporary, based on a review performed during 2006. For 2005, net realized losses on our fixed maturities of $56.8 million included a provision of $25.7 million for declines in the fair value of investments held in our available for sale portfolio which were considered to be other-than-temporary, based on a review performed during 2005. In periods subsequent to the recognition of an other-than-temporary impairment on fixed maturities, we account for such securities as if they had been purchased on the measurement date of the other-than temporary impairment and the provision for the other-than-temporary impairment (reflected as a discount or reduced premium based on the new cost basis) is amortized into net investment income over the remaining life of the fixed maturities, or until such securities are sold. The declines in fair value on such securities were primarily due to the current interest rate environment. The balance of $4.2 million in net realized gains on our fixed maturities in 2006 resulted from the sale of securities, compared to net realized losses from the sale of fixed maturities of $31.1 million for 2005. For the 2006 and 2005 periods, net realized gains or losses from the sale of fixed maturities resulted from our decisions to reduce credit exposure, changes in duration targets, relative value determinations and sales related to rebalancing the portfolio.

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

        As required by the provisions of SFAS 123(R), we recorded pre-tax share-based compensation expense related to stock options of $9.2 million in 2006. Under the modified prospective method of transition, no expense related to stock options was recorded in 2005. Therefore, results for 2006 are not comparable to 2005. See note 13, "Share Capital," of the notes accompanying our consolidated financial statements and "Critical Accounting Policies, Estimates and Recent Accounting Policies—Share-Based Compensation" for more information about the adoption of SFAS No. 123(R).

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

        On a consolidated basis, our aggregate cash and invested assets totaled $10.13 billion at December 31, 2007, compared to $9.32 billion at December 31, 2006. ACGL's readily available cash, short-term investments and marketable securities, excluding amounts held by our regulated insurance and reinsurance subsidiaries, totaled $36.3 million at December 31, 2007, compared to $14.2 million at December 31, 2006. For 2007, 2006 and 2005, ACGL received dividends of $602.1 million, $22.1 million and $22.1 million from Arch Re Bermuda which were used to fund the share repurchase program described below along with the payment of preferred dividends, interest expense and other corporate expenses.

        The ability of our regulated insurance and reinsurance subsidiaries to pay dividends or make distributions or other payments to us is dependent on their ability to meet applicable regulatory standards. Under Bermuda law, Arch Re Bermuda is required to maintain a minimum solvency margin (i.e., the amount by which the value of its general business assets must exceed its general business liabilities) equal to the greatest of (1) $100 million, (2) 50% of net premiums written (being gross premiums written by us less any premiums ceded by us, but we may not deduct more than 25% of gross premiums when computing net premiums written) and (3) 15% of loss and other insurance reserves. Arch Re Bermuda is prohibited from declaring or paying any dividends during any financial year if it is not in compliance with its minimum solvency margin or minimum liquidity ratio. In addition, Arch Re Bermuda is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year's statutory balance sheet) unless it files, at least seven days before payment of such dividends, with the Bermuda Monetary Authority an affidavit stating that it will continue to meet the required margins. In addition, Arch Re Bermuda is prohibited, without prior approval of the Bermuda Monetary Authority, from reducing by 15% or more its total statutory capital, as set out in its previous year's statutory financial statements. At December 31, 2007, as determined under Bermuda law, Arch Re Bermuda had statutory capital of $2.0 billion and statutory capital and surplus of $3.73 billion. Such amounts include ownership interests in U.S. insurance and reinsurance subsidiaries. Accordingly, Arch Re Bermuda can pay approximately $933 million to ACGL during 2008 without providing an affidavit to the Bermuda Monetary Authority, as discussed above. Our U.S. insurance and reinsurance subsidiaries can pay approximately $113.9 million in dividends or distributions to Arch-U.S., our U.S. holding company, which is owned by Arch Re Bermuda, during 2008 without prior regulatory approval. Such dividends or distributions may be subject to applicable withholding or other taxes. Arch-Europe can pay approximately £8.4 million, or $16.7 million, in dividends to ACGL during 2008 without prior notice and approval by the FSA. In addition, the ability of our insurance and reinsurance subsidiaries to pay dividends is also constrained by our dependence on the financial strength ratings of our insurance and reinsurance subsidiaries from independent rating agencies. The ratings from these agencies depend to a large extent on the capitalization levels of our insurance and reinsurance subsidiaries. We believe that ACGL has sufficient cash resources and available dividend capacity to service its indebtedness and other current outstanding obligations.

        Our insurance and reinsurance subsidiaries are required to maintain assets on deposit, which primarily consist of fixed maturities, with various regulatory authorities to support their operations. The assets on deposit are available to settle insurance and reinsurance liabilities to third parties. Our insurance and reinsurance subsidiaries also have investments in segregated portfolios primarily to provide collateral or guarantees for letters of credit to third parties. At December 31, 2007 and 2006, such amounts approximated $1.17 billion and $1.16 billion, respectively. In addition, certain of our operating subsidiaries maintain assets in trust accounts as collateral for insurance and reinsurance transactions with affiliated companies. At December 31, 2007 and 2006, such amounts approximated $3.8 billion and $3.61 billion, respectively.

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

        Consolidated cash provided by operating activities was $1.44 billion for 2007, compared to $1.61 billion for 2006. The lower level of operating cash flows for 2007 primarily resulted from an increase in paid losses as our insurance and reinsurance loss reserves continue to mature, along with a lower level of premiums written and collected. Cash flow from operating activities are provided by premiums collected, fee income, investment income and collected reinsurance recoverables, offset by losses and loss adjustment expense payments, reinsurance premiums paid, operating costs and current taxes paid.

        We expect that our operational needs, including our anticipated insurance obligations and operating and capital expenditure needs, for the next twelve months, at a minimum, will be met by our balance of cash, short-term investments and our credit facilities, as well as by funds generated from underwriting activities and investment income and proceeds on the sale or maturity of our investments. See "—Contractual Obligations and Commercial Commitments—Contractual Obligations" for an analysis of our contractual commitments at December 31, 2007.

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

        On February 28, 2007, our Board of Directors authorized us to invest up to $1 billion in ACGL's common shares through a share repurchase program. Repurchases under the program may be effected from time to time in open market or privately negotiated transactions through February 2009. In 2007, we repurchased approximately 7.8 million common shares for an aggregate purchase price of $537.1 million. As a result of share repurchase transactions, book value per common share at December 31, 2007 was reduced by $1.45 per share and weighted average shares outstanding were reduced by 3.3 million. In 2008 (through February 25), approximately 2.1 million common shares were repurchased for an aggregate purchase price of $144.8 million. The timing and amount of the repurchase transactions under this program will depend on a variety of factors, including market conditions and corporate and regulatory considerations. In connection with the repurchase program, the Warburg Pincus funds and the Hellman & Friedman funds waived their rights relating to share repurchases under the shareholders agreement for all repurchases of common shares by ACGL under the repurchase program in open market transactions and certain privately negotiated transactions. In May 2007, the Hellman & Friedman funds ceased to own shares of ACGL and their rights under the shareholders agreement with ACGL terminated. See "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Issuer Purchases of Equity Securities."

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

        During 2006, ACGL completed two public offerings of non-cumulative preferred shares. On February 1, 2006, $200.0 million principal amount of 8.0% series A non-cumulative preferred shares ("series A preferred shares") were issued with net proceeds of $193.5 million and, on May 24, 2006, $125.0 million principal amount of 7.875% series B non-cumulative preferred shares ("series B preferred shares" and together with the series A preferred shares, the "preferred shares") were issued with net proceeds of $120.9 million. The net proceeds of the offerings were used to support the underwriting activities of ACGL's insurance and reinsurance subsidiaries. ACGL has the right to redeem all or a portion of each series of preferred shares at a redemption price of $25.00 per share on or after (1) February 1, 2011 for the series A preferred shares and (2) May 15, 2011 for the series B preferred shares. Dividends on the preferred shares are non-cumulative. Consequently, in the event dividends are not declared on the preferred shares for any dividend period, holders of preferred shares will not be entitled to receive a dividend for such period, and such undeclared dividend will not accrue and will not be payable. Holders of preferred shares will be entitled to receive dividend payments only when, as and if declared by ACGL's board of directors or a duly authorized committee of the board of directors. Any such dividends will be payable from the date of original issue on a non-cumulative basis, quarterly in arrears. To the extent declared, these dividends will accumulate, with respect to each dividend period, in an amount per share equal to 8.0% of the $25.00 liquidation preference per annum for the series A preferred shares and 7.875% of the $25.00 liquidation preference per annum for the series B preferred shares. For 2007 and 2006, we paid $25.8 million and $17.4 million, respectively, to holders of the preferred shares and, at December 31, 2007, had declared an aggregate of $3.3 million of dividends to be paid to holders of the preferred shares.

        At December 31, 2007, ACGL's capital of $4.34 billion consisted of $300.0 million of senior notes, representing 6.9% of the total, $325.0 million of preferred shares, representing 7.5% of the total, and common shareholders' equity of $3.71 billion, representing the balance. At December 31, 2006, ACGL's capital of $3.89 billion consisted of $300.0 million of senior notes, representing 7.7% of the total, $325.0 million of preferred shares, representing 8.4% of the total, and common shareholders' equity of $3.27 billion, representing the balance. The increase in capital during 2007 of $445.2 million was primarily attributable to net income for 2007 and an after-tax increase in the fair value of our investment portfolio, partially offset by $537.1 million of share repurchases during the period. The increase in the fair value of our investment portfolio primarily resulted from changes in the level of interest rates in the second half of 2007.

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

        We have substantial exposure to unexpected, large losses resulting from future man-made catastrophic events, such as acts of war, acts of terrorism and political instability. These risks are inherently unpredictable and recent events may lead to increased frequency and severity of losses. It is difficult to predict the timing of such events with statistical certainty or estimate the amount of loss any given occurrence will generate. It is not possible to completely eliminate our exposure to unforecasted or unpredictable events and, to the extent that losses from such risks occur, our financial condition and results of operations could be materially adversely affected. Therefore, claims for natural and man-made catastrophic events could expose us to large losses and cause substantial volatility in our results of operations, which could cause the value of our common shares to fluctuate widely. In certain instances, we specifically insure and reinsure risks resulting from terrorism. Even in cases where we attempt to exclude losses from terrorism and certain other similar risks from some coverages written by us, we may not be successful in doing so. Moreover, irrespective of the clarity and inclusiveness of policy language, there can be no assurance that a court or arbitration panel will limit enforceability of policy language or otherwise issue a ruling adverse to us.

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

        For our natural catastrophe exposed business, we seek to limit the amount of exposure we will assume from any one insured or reinsured and the amount of the exposure to catastrophe losses from a single event in any geographic zone. We monitor our exposure to catastrophic events, including earthquake and wind and periodically reevaluate the estimated probable maximum pre-tax loss for such exposures. Our estimated probable maximum pre-tax loss is determined through the use of modeling techniques, but such estimate does not represent our total potential loss for such exposures. We seek to limit the probable maximum pre-tax loss to a specific level for severe catastrophic events. Currently, we generally seek to limit the probable maximum pre-tax loss to approximately 25% of total shareholders' equity for a severe catastrophic event in any geographic zone that could be expected to occur once in every 250 years, although we reserve the right to change this threshold at any time. There can be no assurances that we will not suffer pre-tax losses greater than 25% of our total shareholders' equity from one or more catastrophic events due to several factors, including the inherent uncertainties in estimating the frequency and severity of such events and the margin of error in making such determinations resulting from potential inaccuracies and inadequacies in the data provided by clients and brokers, the modeling techniques and the application of such techniques or as a result of a decision to change the percentage of shareholders' equity exposed to a single catastrophic event. In addition, depending on business opportunities and the mix of business that may comprise our insurance and reinsurance portfolio, we may seek to adjust our self-imposed limitations on probable maximum pre-tax loss for catastrophe exposed business. See "—Critical Accounting Policies, Estimates and Recent Accounting Pronouncements—Ceded Reinsurance" for a discussion of our catastrophe reinsurance programs.

Contractual Obligations and Commercial Commitments

  Letter of Credit and Revolving Credit Facilities

        As of December 31, 2007, we had access to a $300 million unsecured revolving loan and letter of credit facility and a $1.0 billion secured letter of credit facility (the "Credit Agreement"). The $300 million unsecured revolving loan is also available for the issuance of unsecured letters of credit up to $100 million for Arch Re U.S. Borrowings of revolving loans may be made by ACGL and Arch Re U.S. at a variable rate based on LIBOR or an alternative base rate at our option. Secured letters of credit are available for issuance on behalf of our insurance and reinsurance subsidiaries. Issuance of letters of credit and borrowings under the Credit Agreement are subject to our compliance with certain covenants and conditions, including absence of a material adverse change. These covenants require, among other things, that we maintain a debt to shareholders' equity ratio of not greater than 0.35 to 1 and shareholders' equity in excess of $1.95 billion plus 25% of future aggregate net income for each quarterly period (not including any future net losses) beginning after June 30, 2006 and 25% of future aggregate proceeds from the issuance of common or preferred equity and that our principal insurance and reinsurance subsidiaries maintain at least a "B++" rating from A.M. Best. In addition, certain of our subsidiaries which are party to the Credit Agreement are required to maintain minimum shareholders' equity levels. We were in compliance with all covenants contained in the Credit Agreement at December 31, 2007. The Credit Agreement expires on August 30, 2011.

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

        Including the secured letter of credit portion of the Credit Agreement and another letter of credit facility (together, the "LOC Facilities"), we have access to letter of credit facilities for up to a total of $1.45 billion. The principal purpose of the LOC Facilities is to issue, as required, evergreen standby letters of credit in favor of primary insurance or reinsurance counterparties with which we have entered into reinsurance arrangements to ensure that such counterparties are permitted to take credit for reinsurance obtained from our reinsurance subsidiaries in United States jurisdictions where such subsidiaries are not licensed or otherwise admitted as an insurer, as required under insurance regulations in the United States, and to comply with requirements of Lloyd's of London in connection with qualifying quota share and other arrangements. The amount of letters of credit issued is driven by, among other things, the timing and payment of catastrophe losses, loss development of existing reserves, the payment pattern of such reserves, the further expansion of our business and the loss experience of such business. When issued, certain letters of credit are secured by a portion of our investment portfolio. In addition, the LOC Facilities also require the maintenance of certain covenants, which we were in compliance with at December 31, 2007. At such date, we had approximately $612.4 million in outstanding letters of credit under the LOC Facilities, which were secured by investments totaling $652.8 million. The other letter of credit facility was replaced on substantially the same terms in December 2007. It is anticipated that the LOC Facilities will be renewed (or replaced) on expiry, but such renewal (or replacement) will be subject to the availability of credit from banks which we utilize. In addition to letters of credit, we have established and may establish additional insurance trust accounts in the U.S. and Canada to secure our reinsurance amounts payable as required. See note 7, "Investment Information," of the notes accompanying our consolidated financial statements.

  Senior Notes

        On May 4, 2004, ACGL completed a public offering of $300 million principal amount of 7.35% senior notes ("Senior Notes") due May 1, 2034 and received net proceeds of $296.4 million. ACGL used $200 million of the net proceeds to repay all amounts outstanding under a revolving credit agreement. The Senior Notes are ACGL's senior unsecured obligations and rank equally with all of its existing and future senior unsecured indebtedness. Interest payments on the Senior Notes are due on May 1st and November 1st of each year. ACGL may redeem the Senior Notes at any time and from time to time, in whole or in part, at a "make-whole" redemption price. For 2007, 2006 and 2005, interest expense on the Senior Notes was approximately $22.1 million. The market value of the Senior Notes at December 31, 2007 and 2006 was $325.4 million and $332.0 million, respectively.

  Contractual Obligations

        The following table provides an analysis of our contractual commitments at December 31, 2007:

		Payment due by period
(U.S. dollars in thousands)	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years
Long-term debt obligations	$300,000	—	—	—	$300,000
Interest expense on long-term debt obligations	584,325	22,050	44,100	44,100	474,075
Operating lease obligations	91,204	14,346	31,614	26,568	18,676
Purchase obligations	22,013	10,119	11,894	—	—
Reserves for losses and loss adjustment expenses, gross(1)	7,092,452	2,073,060	2,383,358	1,091,084	1,544,950
Deposit accounting liabilities(2)	43,506	2,523	6,141	8,850	25,992
Securities lending collateral(3)	1,503,723	1,503,723	—	—	—
Unfunded investment commitments	150,180	150,180	—	—	—

Total	$9,787,403	$3,776,001	$2,477,107	$1,170,602	$2,363,693

(1)
The estimated expected contractual commitments related to the reserves for losses and loss adjustment expenses are presented on a gross basis. It should be noted that until a claim has been presented to us, determined to be valid, quantified and settled, there is no known obligation on an individual transaction basis, and while estimable in the aggregate, the timing and amount contain significant uncertainty. Approximately 72.4% of our net reserves were incurred but not reported at December 31, 2007.

(2)
The estimated expected contractual commitments related to deposit accounting liabilities have been estimated using projected cash flows from the underlying contracts. It should be noted that, due to the nature of such liabilities, the timing and amount contain significant uncertainty.

(3)
As part of our securities lending program, we loan certain fixed income securities to third parties and receive collateral, primarily in the form of cash. The collateral received is reinvested and is reflected as "short-term investment of funds received under securities lending agreements, at fair value." Such collateral is due back to the third parties at the close of the securities lending transaction.

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

        On December 29, 2005, Arch Re Bermuda entered into a quota share reinsurance treaty with Flatiron Re Ltd. pursuant to which Flatiron Re Ltd. assumed a 45% quota share (the "Flatiron Treaty") of certain lines of property and marine business underwritten by Arch Re Bermuda for unaffiliated third parties for the 2006 and 2007 underwriting years (January 1, 2006 to December 31, 2007). Effective June 28, 2006, the parties amended the Flatiron Treaty to increase the percentage ceded to Flatiron Re Ltd. from 45% to 70% of all covered business bound by Arch Re Bermuda from (and including) June 28, 2006 until (and including) August 15, 2006 provided such business did not incept beyond September 30, 2006. The ceding percentage for all business bound outside of this period continued to be 45%. On December 31, 2007, the Flatiron Treaty expired by its terms. As a result of the terms of the Flatiron Treaty, we determined that Flatiron Re Ltd. is a variable interest entity. However, Arch Re Bermuda is not the primary beneficiary of Flatiron Re Ltd. and, as such, we are not required to consolidate the assets, liabilities and results of operations of Flatiron Re Ltd. per FIN 46R. See note 11, "Commitments and Contingencies," of the notes accompanying our consolidated financial statements for further details on the Flatiron Treaty.

Investments

        The finance and investment committee of our board of directors establishes our investment policies and creates guidelines for our investment managers. The finance and investment committee reviews the implementation of the investment strategy on a regular basis. Our current approach stresses preservation of capital, market liquidity and diversification of risk.

        Our cash and invested assets were as follows at December 31, 2007 and 2006:

	December 31,
(U.S. dollars in thousands)	2007	2006
Fixed maturities available for sale, at fair value	$7,137,998	$6,876,548
Fixed maturities pledged under securities lending agreements, at fair value(1)	1,462,826	860,803

Total fixed maturities	8,600,824	7,737,351
Short-term investments available for sale, at fair value	699,036	957,698
Short-term investments pledged under securities lending agreements, at fair value(1)	219	—
Cash	239,915	317,017
Other investments, at fair value	589,669	307,082

Total cash and invested assets(1)(2)	$10,129,663	$9,319,148

(1)
In our securities lending transactions, we receive collateral in excess of the fair value of the fixed maturities and short-term investments pledged under securities lending agreements. For purposes of this table, we have excluded $1.5 billion and $891.4 million, respectively, of collateral received which is reflected as "short-term investment of funds received under securities lending agreements, at fair value" and included $1.46 billion and $860.8 million, respectively, of "fixed maturities and short-term investments pledged under securities lending agreements, at fair value" at December 31, 2007 and 2006.

(2)
Includes certain securities transactions entered into but not settled at the balance sheet date. Net of such amounts, total cash and investments were approximately $10.1 billion at December 31, 2007 and $9.09 billion at December 31, 2006.

        At December 31, 2007, our fixed income portfolio, which includes fixed maturity securities and short-term investments, had a "AA+" average credit quality rating, an average effective duration of 3.29 years, and an average yield to maturity (imbedded book yield), before investment expenses, of 5.03%. At December 31, 2006, our fixed income portfolio, which includes fixed maturity securities and short-term investments, had a "AAA" average credit quality rating, an average effective duration of 3.23 years, and an average yield to maturity (imbedded book yield), before investment expenses, of 4.97%.

        Our portfolio includes investments, such as mortgage-backed securities, which are subject to prepayment risk. At December 31, 2007, our investments in mortgage-backed securities, excluding commercial mortgage-backed securities, amounted to approximately $1.23 billion, or 12.2% of total investments and cash, compared to $1.18 billion, or 12.7%, at December 31, 2006. Such amounts are classified as "available for sale" and are not held for trading purposes. In addition, our fixed maturities at December 31, 2007 include exposures to certain corporate sectors, such as the financial sector (11% of total investments and cash) and the industrial sector (7% of total investments and cash).

        In recent months, delinquencies and losses with respect to residential mortgage loans generally have increased and may continue to increase, particularly in the subprime sector. In addition, in recent months residential property values in many states have declined or remained stable, after extended periods during which those values appreciated. A continued decline or an extended flattening in those values may result in additional increases in delinquencies and losses on residential mortgage loans generally, especially with respect to second homes and investment properties, and with respect to any residential mortgage loans where the aggregate loan amounts (including any subordinate loans) are close to or greater than the related property values. These developments may have a significant adverse effect on the prices of loans and securities, including those in our investment portfolio. The situation continues to have wide ranging consequences, including downward pressure on economic growth and the potential for increased insurance and reinsurance exposures, which could have an adverse impact on our results of operations, financial condition, business and operations.

        Our Chief Investment Officer administers the investment portfolio, oversees our investment managers, formulates investment strategy in conjunction with our finance and investment committee and directly manages certain portions of our fixed income portfolio. At December 31, 2007, approximately $4.61 billion, or 45.5%, of our total investments and cash was internally managed, compared to $3.9 billion, or 41.8%, at December 31, 2006. While maintaining our emphasis on preservation of capital and liquidity, we expect our portfolio to become more diversified and, as a result, we may expand into areas which are not currently part of our investment strategy.

        We participate in a securities lending program under which certain of our fixed income portfolio securities are loaned to third parties, primarily major brokerage firms, for short periods of time through a lending agent. Such securities have been reclassified as "Fixed maturities and short-term investments pledged under securities lending agreements, at fair value." We maintain control over the securities we lend, retain the earnings and cash flows associated with the loaned securities and receive a fee from the borrower for the temporary use of the securities. Collateral received, primarily in the form of cash, is required at a rate of 102% of the fair value of the loaned securities (or 105% of the fair value of the loaned securities when the collateral and loaned securities are denominated in non-U.S. currencies) including accrued investment income and is monitored and maintained by the lending agent. Such collateral is reinvested and is reflected as "Short-term investment of funds received under securities lending agreements, at fair value." At December 31, 2007, the fair value and amortized cost of fixed maturities and short-term investments pledged under securities lending agreements were $1.46 billion and $1.44 billion, respectively, while collateral received totaled $1.5 billion at fair value and amortized cost. At December 31, 2006, the fair value and amortized cost of fixed maturities and short-term investments pledged under securities lending agreements were $860.8 million and $854.8 million, respectively, while collateral received totaled $891.4 million at fair value and amortized cost.

        As part of our investment strategy, we seek to establish a level of cash and highly liquid short-term and intermediate-term securities which, combined with expected cash flow, is believed by us to be adequate to meet our foreseeable payment obligations. Our investment strategy allows for the use of derivative securities. Derivative instruments may be used to enhance investment performance, replicate investment positions or manage market exposures and duration risk that would be allowed under our investment guidelines if implemented in other ways. The fair values of those derivatives are based on quoted market prices. At December 31, 2007 and 2006, the notional value of the net long position for equity futures was $91.2 million and $78.6 million, respectively. At December 31, 2007, the notional value of the net long position for Treasury note futures was $61.7 million, compared to a net short position of $35.2 million at December 31, 2006. For 2007, we recorded net realized losses of $2.0 million related to changes in the fair value of all futures contracts, compared to net realized gains of $2.1 million for 2006. At December 31, 2007, the carrying value and fair value of all futures contracts was $0.8 million, compared to $0.3 million at December 31, 2006.

        Our portfolio also includes investments in other asset sectors, such as alternative investment funds that primarily include funds that invest in investment grade and non-investment grade fixed income securities; equity securities which include certain investments in mutual funds and other preferred stocks; and privately held securities which include our investment in Aeolus LP. In future periods, we may allocate substantial additional funds to alternate investments in order to increase the diversification of our portfolio and to maximize returns within a defined level of risk over a longer period of time. Certain of these alternative investments may be accounted for under the equity method, which could increase the volatility of our reported earnings. See note 10, "Transactions with Related Parties," of the notes accompanying our consolidated financial statements for further details on the Company's investment in Aeolus, L.P. Our unfunded investment commitments related to other investments totaled approximately $150.2 million at December 31, 2007. The commitments were primarily to alternative investment funds that invest in investment grade and non-investment grade fixed income securities.

Calculation of Book Value Per Common Share

        The following table presents the calculation of book value per common share and the impact of transactions under the share repurchase program on book value per common share at December 31, 2007 and 2006:

	December 31,
(U.S. dollars in thousands, except share data)	2007	2006
Calculation of book value per common share:
Total shareholders' equity	$4,035,811	$3,590,619
Less preferred shareholders' equity	(325,000)	(325,000)

Common shareholders' equity	3,710,811	3,265,619
Common shares outstanding(1)	67,318,466	74,270,466

Book value per common share	$55.12	$43.97

Effect of share repurchases during period:
Aggregate purchase price of shares repurchased	$537,066
Shares repurchased	7,769,039

Average price per share repurchased	$69.13
Estimated dilutive impact on ending book value per common share(2)	$(1.45)

(1)
Excludes the effects of 5,486,033 and 5,669,994 stock options and 116,453 and 91,514 restricted stock units outstanding at December 31, 2007 and 2006, respectively.

(2)
As the average price per share repurchased during the period exceeded the book value per common share at December 31, 2007, the repurchase of shares during the period reduced book value per common share at that date.

Market Sensitive Instruments and Risk Management

        Our investment results are subject to a variety of risks, including risks related to changes in the business, financial condition or results of operations of the entities in which we invest, as well as changes in general economic conditions and overall market conditions. We are also exposed to potential loss from various market risks, including changes in equity prices, interest rates and foreign currency exchange rates.

        In accordance with the SEC's Financial Reporting Release No. 48, we performed a sensitivity analysis to determine the effects that market risk exposures could have on the future earnings, fair values or cash flows of our financial instruments as of December 31, 2007. Market risk represents the risk of changes in the fair value of a financial instrument and consists of several components, including liquidity, basis and price risks.

        The sensitivity analysis performed as of December 31, 2007 presents hypothetical losses in cash flows, earnings and fair values of market sensitive instruments which were held by us on December 31, 2007 and are sensitive to changes in interest rates and equity security prices. This risk management discussion and the estimated amounts generated from the following sensitivity analysis represent forward-looking statements of market risk assuming certain adverse market conditions occur. Actual results in the future may differ materially from these projected results due to actual developments in the global financial markets. The analysis methods used by us to assess and mitigate risk should not be considered projections of future events of losses.

        The focus of the SEC's market risk rules is on price risk. For purposes of specific risk analysis, we employ sensitivity analysis to determine the effects that market risk exposures could have on the future earnings, fair values or cash flows of our financial instruments. The financial instruments included in the following sensitivity analysis consist of all of our investments and cash.

  Investment Market Risk

        Fixed Income Securities.    We invest in interest rate sensitive securities, primarily debt securities. We consider the effect of interest rate movements on the market value of our fixed maturities, fixed maturities pledged under securities lending agreements, short-term investments and certain of our other investments which invest in fixed income securities and the corresponding change in unrealized appreciation. As interest rates rise, the market value of our interest rate sensitive securities falls, and the converse is also true. The following table summarizes the effect that an immediate, parallel shift in the interest rate yield curve would have had on the portfolio at December 31, 2007 and 2006. Based on historical observations, there is a low probability that all interest rate yield curves would shift in the same direction at the same time and, accordingly, the actual effect of interest rate movements may differ materially from the amounts set forth below. For further discussion on investment activity, please refer to "Investments."

	Interest Rate Shift in Basis Points
(U.S. dollars in millions)	-100	-50	0	50	100
December 31, 2007:
Total market value	$10,048.9	$9,885.3	$9,725.0	$9,565.4	$9,409.6
Market value change from base	3.33%	1.65%	—	(1.64)%	(3.24)%
Change in unrealized value	$323.9	$160.3	—	$(159.6)	$(315.4)
December 31, 2006:
Total market value	$9,153.8	$9,007.0	$8,862.5	$8,720.5	$8,581.2
Market value change from base	3.29%	1.63%	—	(1.60)%	(3.17)%
Change in unrealized value	$291.3	$144.5	—	$(142.0)	$(281.3)

        Another method that attempts to measure portfolio risk is Value-at-Risk ("VaR"). VaR attempts to take into account a broad cross-section of risks facing a portfolio by utilizing relevant securities volatility data skewed towards the most recent months and quarters. VaR measures the amount of a portfolio at risk for outcomes 1.65 standard deviations from the mean based on normal market conditions over a one year time horizon and is expressed as a percentage of the portfolio's initial value. In other words, 95% of the time, should the risks taken into account in the VaR model perform per their historical tendencies, the portfolio's loss in any one year period is expected to be less than or equal to the calculated VaR, stated as a percentage of the measured portfolio's initial value. As of December 31, 2007, our portfolio's VaR was estimated to be 3.73%, compared to an estimated 3.66% at December 31, 2006.

        Equities and Privately Held Securities.    Our investment portfolio includes an allocation to other investments which include investments in certain stock index funds, other preferred stocks and privately held securities. At December 31, 2007 and 2006, the fair value of our investments in equities and privately held securities totaled $164.8 million and $139.6 million, respectively. These securities are exposed to price risk, which is the potential loss arising from decreases in the market value of equities. An immediate hypothetical 10% depreciation in the value of each equity position would reduce the fair value of such investments by approximately $16.5 million and $14.0 million at December 31, 2007 and 2006, respectively, and would have decreased book value per common share by approximately $0.24 and $0.19, respectively.

        Investment-Related Derivatives.    We began to invest in certain derivative instruments in 2006 to replicate investment positions and to manage market exposures and duration risk. At December 31, 2007 and 2006, the notional value of the net long position for equity futures was $91.2 million and $78.6 million, respectively. At December 31, 2007, the notional value of the net long position for Treasury note futures was $61.7 million, compared to a net short position of $35.2 million at December 31, 2006. A 10% depreciation of the underlying exposure to these derivative instruments at December 31, 2007 and 2006 would have resulted in a reduction in net income of approximately $15.3 million and $11.4 million, respectively, and would have decreased book value per common share by $0.23 and $0.15, respectively.

  Foreign Currency Exchange Risk

        Foreign currency rate risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates. A 10% depreciation of the U.S. Dollar against other currencies under our outstanding contracts at December 31, 2007 and 2006, net of unrealized appreciation on our securities denominated in currencies other than the U.S. Dollar, would have resulted in unrealized gains of approximately $12.9 million and $14.8 million, respectively, and would have increased book value per common share by approximately $0.19 and $0.20, respectively. A 10% appreciation of the U.S. Dollar against other currencies under our outstanding contracts at December 31, 2007 and 2006, net of unrealized depreciation on our securities denominated in currencies other than the U.S. Dollar, would have resulted in unrealized losses of approximately $12.9 million and $14.8 million, respectively, and would have decreased book value per common share by approximately $0.19 and $0.20, respectively. Historical observations indicate a low probability that all foreign currency exchange rates would shift against the U.S. Dollar in the same direction and at the same time and, accordingly, the actual effect of foreign currency rate movements may differ materially from the amounts set forth above. For further discussion on foreign exchange activity, please refer to "—Results of Operations."

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Reference is made to the information appearing above under the subheading "Market Sensitive Instruments and Risk Management" under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operation," which information is hereby incorporated by reference.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        See our consolidated financial statements and notes thereto and required financial statement schedules commencing on page F-1.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        In connection with the filing of this Form 10-K, our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation, as of December 31, 2007, for the purposes set forth in the applicable rules under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective.

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

Management's Annual Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control-Integrated Framework.

        Based on our assessment, management determined that, as of December 31, 2007, our internal control over financial reporting was effective. The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page F-2.

Changes in Internal Controls Over Financial Reporting

        There have been no changes in internal control over financial reporting that occurred in connection with the Company's evaluation required pursuant to Rules 13a-15 and 15d-15 under the Exchange Act during the fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this item is incorporated by reference from the information to be included in our definitive proxy statement ("Proxy Statement") for our annual meeting of shareholders to be held in 2008, which we intend to file with the SEC pursuant to Regulation 14A. Copies of our code of ethics applicable to our chief executive officer, chief financial officer and principal accounting officer or controller are available free of charge to investors upon written request addressed to the attention of ACGL's corporate secretary, Wessex House, 45 Reid Street, Hamilton HM 12, Bermuda. In addition, our code of ethics and certain other basic corporate documents, including the charters of our audit committee, compensation committee and nominating committee are posted on our website. If any substantive amendments are made to the code of ethics or if there is a grant of a waiver, including any implicit waiver, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K, to the extent required by applicable law or the rules and regulations of any exchange applicable to us. Our website address is intended to be an inactive, textual reference only and none of the material on our website is incorporated by reference into this report.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this item is incorporated by reference from the information to be included in the Proxy Statement to be filed pursuant to Regulation 14A with the SEC before April 30, 2008, which Proxy Statement is incorporated by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Other than the information set forth below, the information required by this item is incorporated by reference from the information to be included in the Proxy Statement to be filed pursuant to Regulation 14A with the SEC before April 30, 2008, which Proxy Statement is incorporated by reference.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

        In October 2001, we adopted the Long Term Incentive Plan for New Employees ("New Employee Plan") to provide incentives to attract and motivate new hires in connection with the launch of our underwriting initiative. A total of 3,634,170 of such share awards were granted under the New Employee Plan. The New Employee Plan was not approved by our shareholders and was subsequently terminated in 2002, although a total of 1,671,880 share awards remain outstanding under the New Employee Plan as of December 31, 2007. For information about our equity compensation plans, see note 13, "Share Capital," of the notes accompanying our consolidated financial statements.

        The following information is as of December 31, 2007:

Plan category	Number of securities to be issued upon exercise of outstanding options(1), warrants and rights (a)	Weighted-average exercise price of outstanding options(1), warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (c)
Equity compensation plans approved by security holders	3,814,153	$38.22	3,379,175
Equity compensation plans not approved by security holders	1,671,880	$22.57	—

Total	5,486,033	$33.45	3,379,175

(1)
Includes all vested and unvested options.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this item is incorporated by reference from the information to be included in the Proxy Statement to be filed pursuant to Regulation 14A with the SEC before April 30, 2008, which Proxy Statement is incorporated by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this item is incorporated by reference from the information to be included in our Proxy Statement to be filed pursuant to Regulation 14A with the SEC before April 30, 2008, which Proxy Statement is incorporated by reference.

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

February 29, 2008

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ CONSTANTINE IORDANOU Constantine Iordanou	President and Chief Executive Officer (Principal Executive Officer) and Director	February 29, 2008
/s/ JOHN D. VOLLARO John D. Vollaro	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Principal Accounting Officer)	February 29, 2008
* Paul B. Ingrey	Chairman and Director	February 29, 2008
* Wolfe "Bill" H. Bragin	Director	February 29, 2008
* John L. Bunce. Jr.	Director	February 29, 2008
* Sean D. Carney	Director	February 29, 2008

* Kewsong Lee	Director	February 29, 2008
* James J. Meenaghan	Director	February 29, 2008
* John M. Pasquesi	Director	February 29, 2008
* Robert F. Works	Director	February 29, 2008

*
By John D. Vollaro, as attorney-in-fact and agent, pursuant to a power of attorney, a copy of which has been filed with the Securities and Exchange Commission as Exhibit 24 to this report.

/s/ JOHN D. VOLLARO Name: John D. Vollaro Attorney-in-Fact

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Arch Capital Group Ltd.:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, changes in shareholders' equity, comprehensive income, and cash flows present fairly, in all material respects, the financial position of Arch Capital Group Ltd. and its subsidiaries (the "Company") at December 31, 2007 and December 31, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
February 28, 2008

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share data)

	December 31,
	2007	2006
Assets
Investments:
Fixed maturities available for sale, at fair value (amortized cost: 2007, $7,037,272; 2006, $6,858,970)	$7,137,998	$6,876,548
Short-term investments available for sale, at fair value (amortized cost: 2007, $700,262; 2006, $956,926)	699,036	957,698
Short-term investment of funds received under securities lending agreements, at fair value	1,503,723	891,376
Other investments (cost: 2007, $559,925; 2006, $282,923)	589,669	307,082

Total investments	9,930,426	9,032,704
Cash	239,915	317,017
Accrued investment income	73,862	68,440
Fixed maturities and short-term investments pledged under securities lending agreements, at fair value	1,463,045	860,803
Premiums receivable	729,628	749,961
Funds held by reinsureds	74,752	82,385
Unpaid losses and loss adjustment expenses recoverable	1,609,619	1,552,157
Paid losses and loss adjustment expenses recoverable	132,289	122,149
Prepaid reinsurance premiums	480,462	470,138
Deferred income tax assets, net	57,051	63,606
Deferred acquisition costs, net	290,059	290,999
Receivable for securities sold	17,359	190,168
Other assets	525,800	511,940

Total Assets	$15,624,267	$14,312,467

Liabilities
Reserve for losses and loss adjustment expenses	$7,092,452	$6,463,041
Unearned premiums	1,765,881	1,791,922
Reinsurance balances payable	301,309	301,679
Senior notes	300,000	300,000
Deposit accounting liabilities	43,506	45,107
Securities lending collateral	1,503,723	891,376
Payable for securities purchased	23,155	418,109
Other liabilities	558,430	510,614

Total Liabilities	11,588,456	10,721,848

Commitments and Contingencies
Shareholders' Equity
Non-cumulative preferred shares ($0.01 par value, 50,000,000 shares authorized)
—Series A (issued: 2007 and 2006, 8,000,000)	80	80
—Series B (issued: 2007 and 2006, 5,000,000)	50	50
Common shares ($0.01 par value, 200,000,000 shares authorized, issued: 2007, 67,318,466; 2006, 74,270,466)	673	743
Additional paid-in capital	1,451,667	1,944,304
Retained earnings	2,428,117	1,593,907
Accumulated other comprehensive income, net of deferred income tax	155,224	51,535

Total Shareholders' Equity	4,035,811	3,590,619

Total Liabilities and Shareholders' Equity	$15,624,267	$14,312,467

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(U.S. dollars in thousands, except share data)

	Years Ended December 31,
	2007	2006	2005
Revenues
Net premiums written	$2,901,936	$3,017,418	$3,138,772
Decrease (increase) in unearned premiums	42,714	64,247	(161,056)

Net premiums earned	2,944,650	3,081,665	2,977,716
Net investment income	463,070	380,205	232,902
Net realized gains (losses)	28,141	(19,437)	(53,456)
Fee income	7,536	9,814	10,367
Other income	9,048	431	—

Total revenues	3,452,445	3,452,678	3,167,529

Expenses
Losses and loss adjustment expenses	1,644,170	1,790,549	2,001,949
Acquisition expenses	480,531	543,911	579,920
Other operating expenses	388,138	332,302	299,901
Interest expense	22,093	22,090	22,504
Net foreign exchange losses (gains)	43,969	23,933	(22,180)

Total expenses	2,578,901	2,712,785	2,882,094

Income before income taxes	873,544	739,893	285,435
Income taxes:
Current tax expense	(21,002)	(18,405)	(38,024)
Deferred tax benefit (expense)	5,401	(8,274)	9,075

Income tax expense	(15,601)	(26,679)	(28,949)

Net income	857,943	713,214	256,486
Preferred dividends	(25,844)	(20,655)	—

Net income available to common shareholders	$832,099	$692,559	$256,486

Net income per common share data
Basic	$11.72	$9.46	$7.26
Diluted	$11.28	$9.08	$3.43
Weighted average common shares and common share equivalents outstanding
Basic	70,995,672	73,212,432	35,342,650
Diluted	73,762,419	76,246,725	74,709,858

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(U.S. dollars in thousands)

	Years Ended December 31,
	2007	2006	2005
Series A Convertible Preference Shares
Balance at beginning of year	$—	$—	$373
Converted to common shares	—	—	(373)

Balance at end of year	—	—	—

Non-Cumulative Preferred Shares
Balance at beginning of year	130	—	—
Series A preferred shares issued	—	80	—
Series B preferred shares issued	—	50	—

Balance at end of year	130	130	—

Common Shares
Balance at beginning of year	743	733	349
Common shares issued, net	8	10	11
Purchases of common shares under share repurchase program	(78)	—	—
Converted from preference shares	—	—	373

Balance at end of year	673	743	733

Additional Paid-in Capital
Balance at beginning of year	1,944,304	1,595,440	1,560,291
Cumulative effect of change in accounting for unearned stock grant compensation	—	(9,646)	—
Series A non-cumulative preferred shares issued	—	193,377	—
Series B non-cumulative preferred shares issued	—	120,881	—
Common shares issued	2,577	379	8,376
Exercise of stock options	18,599	27,578	27,342
Common shares retired	(539,384)	(1,657)	(1,511)
Amortization of share-based compensation	24,605	17,259	—
Other	966	693	942

Balance at end of year	1,451,667	1,944,304	1,595,440

Deferred Compensation Under Share Award Plan
Balance at beginning of year	—	(9,646)	(9,879)
Cumulative effect of change in accounting for unearned stock grant compensation	—	9,646	—
Restricted common shares issued	—	—	(6,970)
Deferred compensation expense recognized	—	—	7,203

Balance at end of year	—	—	(9,646)

Retained Earnings
Balance at beginning of year	1,593,907	901,348	644,862
Adjustment to adopt SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140"	2,111	—	—

Balance at beginning of year, as adjusted	1,596,018	901,348	644,862
Dividends declared on preferred shares	(25,844)	(20,655)	—
Net income	857,943	713,214	256,486

Balance at end of year	2,428,117	1,593,907	901,348

Accumulated Other Comprehensive Income (Loss)
Balance at beginning of year	51,535	(7,348)	45,910
Adjustment to adopt SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140"	(2,111)	—	—

Balance at beginning of year, as adjusted	49,424	(7,348)	45,910
Change in unrealized appreciation (decline) in value of investments, net of deferred income tax	92,657	61,205	(52,271)
Foreign currency translation adjustments, net of deferred income tax	13,143	(2,322)	(987)

Balance at end of year	155,224	51,535	(7,348)

Total Shareholders' Equity	$4,035,811	$3,590,619	$2,480,527

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(U.S. dollars in thousands)

	Years Ended December 31,
	2007	2006	2005
Comprehensive Income
Net income	$857,943	$713,214	$256,486
Other comprehensive income (loss), net of deferred income tax
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during year	134,783	39,690	(105,637)
Reclassification of net realized (gains) losses, net of income taxes, included in net income	(42,126)	21,515	53,366
Foreign currency translation adjustments	13,143	(2,322)	(987)

Other comprehensive income (loss)	105,800	58,883	(53,258)

Comprehensive Income	$963,743	$772,097	$203,228

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	Years Ended December 31,
	2007	2006	2005
Operating Activities
Net income	$857,943	$713,214	$256,486
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized (gains) losses	(27,912)	21,056	55,754
Other income	(9,048)	(431)	—
Share-based compensation	24,605	17,259	8,218
Changes in:
Reserve for losses and loss adjustment expenses, net of unpaid losses and loss adjustment expenses recoverable	569,490	847,826	1,187,906
Unearned premiums, net of prepaid reinsurance premiums	(36,775)	(55,472)	157,461
Premiums receivable	24,414	(77,059)	(152,121)
Deferred acquisition costs, net	997	26,358	(39,173)
Funds held by reinsureds	7,633	85,354	42,207
Reinsurance balances payable	(3,933)	151,228	(19,051)
Deferred income tax assets, net	(5,401)	8,274	(9,075)
Other liabilities	25,961	27,250	49,787
Other items, net	8,482	(155,901)	(86,378)

Net Cash Provided By Operating Activities	1,436,456	1,608,956	1,452,021

Investing Activities
Purchases of fixed maturity investments	(20,454,932)	(15,728,141)	(10,361,040)
Proceeds from sales of fixed maturity investments	18,919,430	13,860,575	9,174,319
Proceeds from redemptions and maturities of fixed maturity investments	644,047	513,982	386,523
Purchases of other investments	(542,615)	(241,703)	(57,453)
Proceeds from sale of other investments	204,026	15,192	15,679
Net sales (purchases) of short-term investments	285,310	(245,005)	(507,048)
Change in securities lending collateral	(612,347)	2,003	(893,379)
Purchases of furniture, equipment and other assets	(27,996)	(13,240)	(13,668)

Net Cash Used For Investing Activities	(1,585,077)	(1,836,337)	(2,256,067)

Financing Activities
Purchases of common shares under share repurchase program	(537,066)	—	—
Proceeds from common shares issued, net of repurchases	13,498	19,683	20,249
Proceeds from preferred shares issued, net of issuance costs	—	314,388	—
Change in securities lending collateral	612,347	(2,003)	893,379
Excess tax benefits from share-based compensation	4,923	5,448	—
Preferred dividends paid	(25,844)	(17,353)	—

Net Cash Provided By Financing Activities	67,858	320,163	913,628

Effects of exchange rate changes on foreign currency cash	3,661	1,758	(157)

(Decrease) increase in cash	(77,102)	94,540	109,425
Cash beginning of year	317,017	222,477	113,052

Cash end of year	$239,915	$317,017	$222,477

Income taxes paid, net	$3,863	$43,967	$40,090

Interest paid	$22,050	$22,050	$22,279

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

2. Significant Accounting Policies (Continued)

the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

  (b) Premium Revenues and Related Expenses

        Insurance premiums written are generally recorded at the policy inception and are primarily earned on a pro rata basis over the terms of the policies for all products, usually 12 months. Premiums written include estimates in the Company's programs, aviation, construction and surety and collateral protection business and for participation in involuntary pools. Such premium estimates are derived from multiple sources which include the historical experience of the underlying business, similar business and available industry information. Unearned premium reserves represent the portion of premiums written that relates to the unexpired terms of in-force insurance policies.

        Reinsurance premiums written include amounts reported by brokers and ceding companies, supplemented by the Company's own estimates of premiums where reports have not been received or in cases where the amounts reported by brokers and ceding companies are adjusted to reflect management's best judgments and expectations. Premium estimates are derived from multiple sources which include the Company's underwriters, the historical experience of the underlying business, similar business and available industry information. Premiums written are recorded based on the type of contracts the Company writes. Premiums on the Company's excess of loss and pro rata reinsurance contracts are estimated when the business is underwritten. For excess of loss contracts, the minimum premium, as defined in the contract, is generally recorded as an estimate of premiums written as of the inception date of the treaty. Estimates of premiums written under pro rata contracts are recorded in the period in which the underlying risks are expected to incept and are based on information provided by the brokers and the ceding companies. For multi-year reinsurance treaties which are payable in annual installments, generally, only the initial annual installment is included as premiums written at policy inception due to the ability of the reinsured to commute or cancel coverage during the term of the policy. The remaining annual installments are included as premiums written at each successive anniversary date within the multi-year term.

        Reinstatement premiums for the Company's insurance and reinsurance operations are recognized at the time a loss event occurs, where coverage limits for the remaining life of the contract are reinstated under pre-defined contract terms. Reinstatement premiums, if obligatory, are fully earned when recognized. The accrual of reinstatement premiums is based on an estimate of losses and loss adjustment expenses, which reflects management's judgment.

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

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

        Acquisition expenses and other expenses that vary with, and are directly related to, the acquisition of business related to the Company's underwriting operations are deferred and amortized over the period in which the related premiums are earned. Acquisition expenses, net of ceding commissions received from unaffiliated reinsurers, consist principally of commissions, brokerage and taxes paid to obtain the Company's business. Other operating expenses also include expenses that vary with, and are directly related to, the acquisition of business. Deferred acquisition costs, which are based on the related unearned premiums, are carried at their estimated realizable value and take into account anticipated losses and loss adjustment expenses, based on historical and current experience, and anticipated investment income. A premium deficiency is recognized if the sum of anticipated losses and loss adjustment expenses, unamortized acquisition costs and maintenance costs and anticipated investment income exceed unearned premiums. A premium deficiency is recognized by charging any unamortized acquisition costs to expense to the extent required in order to eliminate the deficiency. If the premium deficiency exceeds unamortized acquisition costs then a liability is accrued for the excess deficiency. No premium deficiency charges were recorded by the Company during the years ended December 31, 2007, 2006 or 2005.

  (c) Deposit Accounting

        Certain assumed reinsurance contracts, which pursuant to Statement of Financial Accounting Standards No. 113 ("SFAS No. 113"), "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts," issued by the Financial Accounting Standards Board ("FASB"), are deemed not to transfer insurance risk, are accounted for using the deposit method of accounting as prescribed in Statement of Position 98-7 ("SOP 98-7"), "Deposit Accounting: Accounting for Insurance

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

and Reinsurance Contracts That Do Not Transfer Insurance Risk." However, it is possible that the Company could incur financial losses on such contracts. Management exercises significant judgment in the assumptions used in determining whether assumed contracts should be accounted for as reinsurance contracts under SFAS No. 113 or deposit insurance contracts under SOP 98-7. Under SOP 98-7, for those contracts that contain an element of underwriting risk, the estimated profit margin is deferred and amortized over the contract period and such amount is included in the Company's underwriting results. When the estimated profit margin is explicit, the margin is reflected as fee income and any adverse financial results on such contracts are reflected as incurred losses. When the estimated profit margin is implicit, the margin is reflected as an offset to paid losses and any adverse financial results on such contracts are reflected as incurred losses. For those contracts that do not transfer an element of underwriting risk, the projected profit is reflected in earnings over the estimated settlement period using the interest method and such profit is included in investment income. Additional judgments are required when applying the accounting guidance set forth in SOP 98-7 with respect to the revenue recognition criteria for contracts deemed not to transfer insurance risk.

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

  (f) Cash Equivalents

        Cash equivalents are investments with original maturities of three months or less which are not managed by external or internal investment advisors.

  (g) Investments

        The Company currently classifies all of its fixed maturity investments, short-term investments and publicly traded equity securities as "available for sale" and, accordingly, they are carried at estimated fair value. The fair value of fixed maturity securities is generally determined from quotations received from nationally recognized pricing services, or when such prices are not available, by reference to broker or underwriter bid indications. Short-term investments comprise securities due to mature within one year of the date of issue. Short-term investments include certain cash equivalents which are part of investment portfolios under the management of external and internal investment managers.

        The Company participates in a securities lending program as a mechanism for generating additional interest income on its fixed income portfolio. Under the security lending agreements, certain of its fixed income portfolio securities are loaned to third parties, primarily major brokerage firms, for short periods of time through a lending agent. Such securities have been reclassified as "Fixed maturities and short-term investments pledged under securities lending agreements." The Company maintains control over the securities it lends, retains the earnings and cash flows associated with the loaned securities and receives a fee from the borrower for the temporary use of the securities. Collateral received, primarily in the form of cash, is required at a rate of 102% of the market value of the loaned securities (or 105% of the market value of the loaned securities when the collateral and loaned securities are denominated in non-U.S. currencies) including accrued investment income and is monitored and maintained by the lending agent. Such collateral is reinvested and is reflected as "Short-term investment of funds received under securities lending agreements, at fair value."

        Other investments are classified as "available for sale" and include alternative investments, which are funds with underlying ownership structures that may be limited partnerships ("LPs") or limited liability companies ("LLCs"), equity securities such as investments in mutual funds and privately held securities. For those investments in which the underlying ownership structure is an LP or an LLC (i.e., when the LLC meets specific criteria requiring it to be treated similar to an LP) the Company uses the equity method to account for such investments. Under the equity method, investments are initially recorded at cost and are subsequently adjusted for changes in the Company's proportionate share of net income or loss or other changes in capital of the investee. Changes in the carrying value of such investments are recorded in net investment income or other income. Investments in equity securities are carried at estimated fair value in accordance with SFAS No. 115. The estimated fair value of investments in privately held securities, other than those carried under the equity method, is initially equal to the cost of such investments until the investments are revalued based principally on substantive events or other factors which could indicate a diminution or appreciation in value, such as an arm's-length third party transaction justifying an increased valuation or adverse development of a significant nature requiring a write-down. See Note 7 for information regarding the Company's other investments.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

        In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," FASB Staff Position Nos. FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" and Securities and Exchange Commission Staff Accounting Bulletin No. 59, "Other-Than-Temporary Impairment of Certain Investments in Debt and Equity Securities," the Company reviews its investments each quarter to determine whether a decline in fair value below the amortized cost basis is other-than-temporary. The Company's process for identifying declines in the fair value of investments that are other-than-temporary involves consideration of several factors. These factors include (i) the time period in which there has been a significant decline in value, (ii) an analysis of the liquidity, business prospects and overall financial condition of the issuer, (iii) the significance of the decline and (iv) the Company's intent and ability to hold the investment for a sufficient period of time for the value to recover. Where the Company's analysis of the above factors results in the conclusion that declines in fair values are other-than-temporary, the cost basis of the securities is written down to fair value and the write-down is reflected as a realized loss. In periods subsequent to the recognition of an other-than-temporary impairment on fixed maturities (other than credit-related impairments), the Company accounts for such securities as if they had been purchased on the measurement date of the other-than-temporary impairment. The discount or reduced premium recorded for the fixed maturities, based on the new cost basis, is amortized over the remaining life of the fixed maturities into net investment income, as discussed below.

        Under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), as amended on January 1, 2001, all derivative financial instruments, including embedded derivative instruments, are required to be recognized as either assets or liabilities in the consolidated balance sheets and measured at fair value. The accounting for gains and losses associated with changes in the fair value of a derivative and the effect on the consolidated financial statements depends on whether it has been designated and qualifies as part of a hedging relationship and whether the hedge is highly effective in achieving offsetting changes in the fair value of the asset or liability hedged. The Company's investment strategy allows for the use of derivative instruments. Derivative instruments may be used to enhance investment performance, replicate investment positions or manage market exposures and duration risk that would be allowed under the Company's investment guidelines if implemented in other ways. Pursuant to SFAS No. 133, these instruments, which have no hedging designation, are recognized as assets and liabilities in the Company's balance sheet at fair market value and changes in fair value are included in net realized gains and losses in its results of operations.

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

  (h) Reserves for Losses and Loss Adjustment Expenses

        The reserve for losses and loss adjustment expenses consists of estimates of unpaid reported losses and loss adjustment expenses and estimates for losses incurred but not reported. The reserve for unpaid reported losses and loss adjustment expenses, established by management based on reports from ceding companies and claims from insureds, is net of estimates of amounts due from insureds related to losses under high deductible policies, and represents the estimated ultimate cost of events or conditions that have been reported to or specifically identified by the Company. Such reserves are supplemented by management's estimates of reserves for losses incurred for which reports or claims have not been received. Since the Company has limited historical experience upon which to base such estimates, the estimates are primarily determined based upon industry experience, information used in pricing contracts and policies and management's judgment. The Company's reserving method, to a large extent, has been the expected loss method, which is commonly applied when limited loss experience exists. The Company selects the initial expected loss and loss adjustment expense ratios based on information derived by its underwriters and actuaries during the initial pricing of the business, supplemented by industry data where appropriate. Such ratios consider, among other things, rate changes and changes in terms and conditions that have been observed in the market. These estimates are reviewed regularly and, as experience develops and new information becomes known, the reserves are adjusted as necessary. Such adjustments, if any, are reflected in income in the period in which they are determined. As actual loss information has been reported, the Company has developed its own loss experience and its reserving methods include other actuarial techniques. Over time, such techniques will be given more weight in its reserving process based on the continuing maturation of the Company's reserves. Inherent in the estimates of ultimate losses and loss adjustment expenses are expected trends in claims severity and frequency and other factors which may vary significantly as claims are settled. Accordingly, ultimate losses and loss adjustment expenses may differ materially from the amounts recorded in the accompanying consolidated financial statements. Losses and loss adjustment expenses are recorded on an undiscounted basis, except for excess workers' compensation and employers' liability business written by the Company's insurance operations.

  (i) Foreign Exchange

        Assets and liabilities of foreign operations whose functional currency is not the U.S. Dollar are translated at the prevailing exchange rates at each balance sheet date. Revenues and expenses of such foreign operations are translated at average exchange rates during the year. The net effect of the translation adjustments for foreign operations, net of applicable deferred income taxes, is included in accumulated other comprehensive income. Monetary assets and liabilities, such as premiums receivable and the reserve for losses and loss adjustment expenses, denominated in foreign currencies are revalued at the exchange rate in effect at the balance sheet date with the resulting foreign exchange gains and losses included in net income. Accounts that are classified as non-monetary, such as deferred acquisition costs and the unearned premium reserves, are not revalued. In the case of foreign currency denominated fixed maturity securities which are classified as "available for sale," the change in

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

exchange rates between the local currency and the Company's functional currency at each balance sheet date is included in unrealized appreciation or decline in value of securities, a component of accumulated other comprehensive income.

  (j) Income Taxes

        Deferred income taxes reflect the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. A valuation allowance is recorded if it is more likely than not that some or all of a deferred tax asset may not be realized. The Company considers future taxable income and feasible tax planning strategies in assessing the need for a valuation allowance. In the event the Company determines that it will not be able to realize all or part of its deferred income tax assets in the future, an adjustment to the deferred income tax assets would be charged to income in the period in which such determination is made. In addition, if the Company subsequently assesses that the valuation allowance is no longer needed, a benefit would be recorded to income in the period in which such determination is made.

        The Company recognizes a tax benefit where it concludes that it is more likely than not that the tax benefit will be sustained on audit by the taxing authority based solely on the technical merits of the associated tax position. If the recognition threshold is met, the Company recognizes a tax benefit measured at the largest amount of the tax benefit that, in the Company's judgment, is greater than 50% likely to be realized. The Company records interest and penalties related to unrecognized tax benefits in the provision for income taxes.

  (k) Earnings Per Common Share Data

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table sets forth the computation of basic and diluted earnings per common share:

	Years Ended December 31
(U.S. dollars in thousands, except share data)	2007	2006	2005
Basic Earnings Per Common Share:
Net income	$857,943	$713,214	$256,486
Preferred dividends	(25,844)	(20,655)	—

Net income available to common shareholders	$832,099	$692,559	$256,486
Divided by:
Weighted average common shares outstanding	70,995,672	73,212,432	35,342,650

Basic earnings per common share	$11.72	$9.46	$7.26

Diluted Earnings Per Common Share:
Net income	$857,943	$713,214	$256,486
Preferred dividends	(25,844)	(20,655)	—

Net income available to common shareholders	$832,099	$692,559	$256,486
Divided by:
Weighted average common shares outstanding	70,995,672	73,212,432	35,342,650
Effect of dilutive securities:
Series A convertible preference shares	—	—	36,685,573
Warrants	—	—	42,242
Nonvested restricted shares	180,143	483,703	449,242
Stock options(1)	2,586,604	2,550,590	2,190,151

Total shares	73,762,419	76,246,725	74,709,858

Diluted earnings per share	$11.28	$9.08	$3.43

(1)
Certain stock options were not included in the computation of diluted earnings per share where the exercise price of the stock options exceeded the average market price and would have been anti-dilutive or where, when applying the treasury stock method to in-the-money options, the sum of the proceeds, including unrecognized compensation, exceeded the average market price and would have been anti-dilutive. For 2007, 2006 and 2005, the number of stock options excluded were 258,946, 888,172 and 62,838 respectively.

  (l) Share-Based Compensation

  Stock Options

        Effective January 1, 2006, the Company adopted the fair value method of accounting for share-based compensation arrangements in accordance with FASB Statement No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123(R)"), using the modified prospective method of transition. Under the fair value method of accounting, compensation expense is estimated based on the fair value of the award at the grant date and is recognized in net income over the requisite service period. Such compensation cost is reduced by assumed forfeitures and adjusted based on actual forfeitures until vesting. For awards granted to retirement-eligible employees where no service is required for the employee to retain the award, the grant date fair value is immediately recognized as compensation cost at the grant date because the employee is able to retain the award without continuing to provide

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

service. For employees near retirement eligibility, attribution of compensation cost is over the period from the grant date to the retirement eligibility date.

        Under the modified prospective approach, the fair value based method described in SFAS No. 123(R) is applied to new awards granted after January 1, 2006. Additionally, compensation expense for unvested stock options that are outstanding as of January 1, 2006 will be recognized in net income as the requisite service is rendered based on the grant date fair value of those options as previously calculated under pro forma disclosures under SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." Therefore, under the modified prospective method, compensation expense is recognized beginning with the effective date of adoption of SFAS No.123(R) for all stock option awards (i) granted after the effective date of adoption and (ii) granted prior to the effective date of adoption and that remain unvested on the date of adoption.

        Prior to January 1, 2006, the Company accounted for its share-based compensation related to stock option awards using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and its related interpretations permitted by SFAS No. 123, which did not require the recognition of compensation expense related to the issuance of stock options so long as the quoted market price of the Company's stock at the date of grant was less than or equal to the amount an employee must pay to acquire the stock.

        The share-based compensation expense associated with stock options that have graded vesting features and vest based on service conditions only (i) granted after the effective date of adoption is calculated on a straight-line basis over the requisite service periods of the related options and (ii) granted prior to the effective date of adoption and that remain unvested as of the date of adoption is calculated on a graded-vesting basis as prescribed under FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans—an interpretation of APB Opinions No. 15 and 25," over the remaining requisite service periods of the related options. These charges had no impact on the Company's cash flows or total shareholders' equity.

  Restricted Common Shares and Restricted Units

        As discussed above, effective January 1, 2006, the Company adopted the fair value method of accounting for share-based compensation arrangements in accordance with SFAS No. 123(R), which governs the accounting for all share-based compensation. Under the fair value method of accounting pursuant to SFAS No. 123(R), the fair value for restricted shares and units is measured by the grant-date price of the Company's shares. No value is attributed to awards that employees forfeit because they fail to satisfy vesting conditions. As such, the number of shares granted is reduced by assumed forfeitures and adjusted based on actual forfeitures until vesting. Such expense is amortized over the requisite service period of the related awards, which is generally the vesting period unless the employee is retirement-eligible. Restricted share and unit awards granted prior to September 2005 generally vest over a two year period: one-third immediately on the grant date and one-third on the first and second anniversaries of the grant date. In September 2005, the Company's board of directors approved a longer vesting period for future restricted share and unit awards to vest over a three year period: one-third on the first, second and third anniversaries of the grant date.

        The share-based compensation expense associated with restricted share and unit awards have graded vesting features and vest based on service conditions only (i) granted after the effective date of adoption is calculated on a straight-line basis over the requisite service periods of the related awards

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and (ii) granted prior to the effective date of adoption and that remain unvested as of the date of adoption is calculated on a graded-vesting basis over the remaining requisite service periods of the related awards. These charges had no impact on the Company's cash flows or total shareholders' equity. See Note 13 for information relating to the Company's restricted share and unit awards.

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

  (m) Goodwill and Intangible Assets

        The goodwill and intangible assets of acquired businesses, which is included in other assets in the Company's balance sheet, represents the difference between the purchase price and the fair value of the net assets of the acquired businesses. The Company assesses whether goodwill and intangible assets are impaired by comparing the fair value of each reporting unit to its carrying value, including goodwill and intangible assets. The Company estimates the fair value of each reporting unit by using various methods, including a review of the estimated discounted cash flows expected to be generated by the reporting unit in the future. Such methods include a number of assumptions, including the uncertainty regarding future results and the discount rates used. If the reporting unit's fair value is greater than its carrying value, goodwill and intangible assets are not impaired. Impairment occurs when the implied fair value of a reporting unit's goodwill and intangible assets is less than its carrying value. The implied fair value of goodwill and intangible assets is determined by deducting the fair value of a reporting unit's identifiable assets and liabilities from the fair value of the reporting unit as a whole. The Company conducts its impairment test annually. Additional impairment assessments may be performed on an interim basis if the Company encounters events or changes in circumstances indicating that more likely than not the carrying value of goodwill and intangible assets has been impaired.

  (n) Guaranty Fund and Other Related Assessments

        Liabilities for guaranty fund and other related assessments in the Company's insurance and reinsurance operations are accrued when the Company receives notice that an amount is payable, or earlier if a reasonable estimate of the assessment can be made.

  (o) Reclassifications

        The Company has reclassified the presentation of certain prior year information to conform to the current presentation. Such reclassifications had no effect on the Company's net income, shareholders' equity or cash flows.

  (p) Recent Accounting Pronouncements

        In February 2008, the FASB issued a final Staff Position indefinitely deferring the effective date of Statement of Position 07-1 ("SOP 07-1"), "Clarification of the Scope of the Audit and Accounting Guide 'Investment Companies' and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies" due to various implementation issues that have surfaced in practice since SOP 07-1 was issued in 2007. SOP 7-01 intended to clarify which entities are within the scope of the AICPA Audit and Accounting Guide, Investment Companies (the "Guide") and whether

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

companies that own or have significant stakes in an investment company should retain the specialized financial statement accounting that the Guide prescribes for the investment company industry.

        In December 2007, the FASB issued Statement No. 141(R), "Business Combinations" ("SFAS No. 141R"). SFAS No. 141R replaces SFAS No. 141 and provides greater consistency in the accounting and financial reporting of business combinations. SFAS No. 141R requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed, establishes principles and requirements for how an acquirer recognizes and measures any non-controlling interest in the acquiree and the goodwill acquired, and requires the acquirer to disclose the nature and financial effect of the business combination. Among other changes, SFAS No. 141R also requires that "negative goodwill" be recognized in earnings as a gain attributable to the acquisition, that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred and that any deferred tax benefits resulted in a business combination are recognized in income from continuing operations in the period of the combination. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will assess the impact that SFAS No. 141R may have on its financial position and results of operations.

        In December 2007, the FASB issued Statement No. 160, "Noncontrolling Interests in Consolidated Financial Statements—An amendment of ARB No. 51" ("SFAS No. 160"). SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is currently assessing the effect SFAS No. 160 may have on its consolidated results of operations and financial position.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. As a result of SFAS No. 157, there is now a common definition of fair value to be used throughout GAAP. The Company does not anticipate that the impact of adopting SFAS No. 157 will be material on its results of operations or financial position. SFAS No. 157 is effective for the Company beginning in the 2008 first quarter.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115," which provides a fair value option to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. SFAS No. 159 is effective for the Company beginning in the 2008 first quarter. The Company is reviewing the impact that adopting SFAS No. 159 will have on its financial statements.

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        The following tables set forth an analysis of the Company's underwriting results by segment, together with a reconciliation of underwriting income to net income:

	Year Ended December 31, 2007
(U.S. dollars in thousands)	Insurance	Reinsurance	Total
Gross premiums written(1)	$2,660,302	$1,517,645	$4,140,143
Net premiums written(1)	1,717,548	1,184,388	2,901,936
Net premiums earned(1)	$1,702,343	$1,242,307	$2,944,650
Fee income	5,063	2,473	7,536
Losses and loss adjustment expenses	(1,077,769)	(566,401)	(1,644,170)
Acquisition expenses, net	(201,703)	(278,828)	(480,531)
Other operating expenses	(276,388)	(81,059)	(357,447)

Underwriting income	$151,546	$318,492	470,038

Net investment income			463,070
Net realized gains			28,141
Other income			9,048
Other expenses			(30,691)
Interest expense			(22,093)
Net foreign exchange losses			(43,969)

Income before income taxes			873,544
Income tax expense			(15,601)

Net income			857,943
Preferred dividends			(25,844)

Net income available to common shareholders			$832,099

Underwriting ratios
Loss ratio	63.3%	45.6%	55.8%
Acquisition expense ratio(2)	11.7%	22.4%	16.2%
Other operating expense ratio	16.2%	6.5%	12.1%

Combined ratio	91.2%	74.5%	84.1%

(1)
Certain amounts included in the gross premiums written of each segment are related to intersegment transactions. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total. The insurance segment and reinsurance segment results include $1.0 million and $36.8 million, respectively, of gross and net premiums written and $1.0 million and $40.3 million, respectively, of net premiums earned assumed through intersegment transactions.

(2)
The acquisition expense ratio is adjusted to include certain fee income.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2006
(U.S. dollars in thousands)	Insurance	Reinsurance	Total
Gross premiums written(1)	$2,624,757	$1,703,796	$4,282,449
Net premiums written(1)	1,652,056	1,365,362	3,017,418
Net premiums earned(1)	$1,600,854	$1,480,811	$3,081,665
Fee income	5,085	4,729	9,814
Losses and loss adjustment expenses	(1,017,263)	(773,286)	(1,790,549)
Acquisition expenses, net	(175,740)	(368,171)	(543,911)
Other operating expenses	(249,637)	(53,533)	(303,170)

Underwriting income	$163,299	$290,550	453,849

Net investment income			380,205
Net realized losses			(19,437)
Other income			431
Other expenses			(29,132)
Interest expense			(22,090)
Net foreign exchange losses			(23,933)

Income before income taxes			739,893
Income tax expense			(26,679)

Net income			713,214
Preferred dividends			(20,655)

Net income available to common shareholders			$692,559

Underwriting ratios
Loss ratio	63.5%	52.2%	58.1%
Acquisition expense ratio(2)	10.8%	24.9%	17.5%
Other operating expense ratio	15.6%	3.6%	9.8%

Combined ratio	89.9%	80.7%	85.4%

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2005
(U.S. dollars in thousands)	Insurance	Reinsurance	Total
Gross premiums written(1)	$2,325,632	$1,750,839	$4,014,817
Net premiums written(1)	1,481,300	1,657,472	3,138,772
Net premiums earned(1)	$1,392,114	$1,585,602	$2,977,716
Fee income	5,332	5,035	10,367
Losses and loss adjustment expenses	(949,996)	(1,051,953)	(2,001,949)
Acquisition expenses, net	(137,804)	(442,116)	(579,920)
Other operating expenses	(221,934)	(52,192)	(274,126)

Underwriting income	$87,712	$44,376	132,088

Net investment income			232,902
Net realized losses			(53,456)
Other expenses			(25,775)
Interest expense			(22,504)
Net foreign exchange gains			22,180

Income before income taxes			285,435
Income tax expense			(28,949)

Net income			256,486
Preferred dividends			—

Net income available to common shareholders			$256,486

Underwriting ratios
Loss ratio	68.2%	66.3%	67.2%
Acquisition expense ratio(2)	9.7%	27.9%	19.4%
Other operating expense ratio	15.9%	3.3%	9.2%

Combined ratio	93.8%	97.5%	95.8%

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Segment Information (Continued)

        The following tables set forth, for each of the Company's segments, net premiums written and earned by major line of business together with net premiums written by client and underwriting location:

	Years Ended December 31,
	2007		2006		2005
INSURANCE SEGMENT (U.S. dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Net premiums written(1)
Property, marine and aviation	$330,460	19.3	$320,928	19.4	$228,642	15.4
Professional liability(2)	328,369	19.1	289,328	17.5	227,828	15.4
Construction and surety	283,997	16.5	274,460	16.6	233,133	15.7
Programs	235,793	13.7	225,653	13.7	232,156	15.7
Executive assurance	185,351	10.8	193,694	11.8	169,430	11.4
Casualty	181,774	10.6	220,244	13.3	271,788	18.4
Healthcare	63,757	3.7	68,026	4.1	70,928	4.8
Other(3)	108,047	6.3	59,723	3.6	47,395	3.2

Total	$1,717,548	100.0	$1,652,056	100.0	$1,481,300	100.0

Net premiums earned(1)
Property, marine and aviation	$335,569	19.7	$291,119	18.2	$193,423	13.9
Professional liability(2)	324,838	19.1	266,527	16.6	208,454	15.0
Construction, surety and national accounts	280,201	16.5	265,992	16.6	222,705	16.0
Programs	231,012	13.6	224,841	14.0	227,607	16.3
Executive assurance	184,154	10.8	193,295	12.2	138,641	10.0
Casualty	201,247	11.8	243,050	15.2	284,340	20.4
Healthcare	68,456	4.0	70,747	4.4	67,769	4.9
Other(3)	76,866	4.5	45,283	2.8	49,175	3.5

Total	$1,702,343	100.0	$1,600,854	100.0	$1,392,114	100.0

Net premiums written by client location(1)
United States	$1,323,376	77.1	$1,340,792	81.2	$1,293,938	87.4
Europe	250,824	14.6	182,815	11.0	107,283	7.2
Other	143,348	8.3	128,449	7.8	80,079	5.4

Total	$1,717,548	100.0	$1,652,056	100.0	$1,481,300	100.0

Net premiums written by underwriting location(1)
United States	$1,309,401	76.2	$1,297,974	78.6	$1,258,162	84.9
Europe	330,746	19.3	269,128	16.3	174,676	11.8
Other	77,401	4.5	84,954	5.1	48,462	3.3

Total	$1,717,548	100.0	$1,652,056	100.0	$1,481,300	100.0

(1)
Insurance segment results include net premiums written and earned of $1.0 million and $1.0 million, respectively, assumed through intersegment transactions for 2007, $1.0 million and $1.9 million, respectively, for 2006 and $3.2 million and $4.5 million, respectively, for 2005. Insurance segment results exclude premiums written and earned of $36.8 million and $40.3 million, respectively, ceded through intersegment transactions for 2007, $45.1 million and $48.1 million, respectively, for 2006 and $58.4 million and $56.9 million, respectively, for 2005.

(2)
Includes travel and accident business.

(3)
Includes excess workers' compensation and employers' liability business.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Segment Information (Continued)

	Years Ended December 31,
	2007		2006		2005
REINSURANCE SEGMENT (U.S. dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Net premiums written(1)
Casualty(2)	$466,209	39.4	$591,219	43.3	$753,829	45.5
Property excluding property catastrophe(3)	248,367	21.0	297,080	21.8	339,643	20.5
Property catastrophe	202,203	17.1	146,751	10.7	162,519	9.8
Other specialty	148,776	12.5	218,157	16.0	251,519	15.2
Marine and aviation	110,586	9.3	109,865	8.0	108,981	6.6
Other	8,247	0.7	2,290	0.2	40,981	2.4

Total	$1,184,388	100.0	$1,365,362	100.0	$1,657,472	100.0

Net premiums earned(1)
Casualty(2)	$505,578	40.7	$668,086	45.1	$774,309	48.9
Property excluding property catastrophe(3)	264,151	21.3	310,042	20.9	293,776	18.5
Property catastrophe	171,496	13.8	176,106	11.9	121,999	7.7
Other specialty	184,597	14.8	220,641	14.9	247,344	15.6
Marine and aviation	104,482	8.4	100,565	6.8	105,141	6.6
Other	12,003	1.0	5,371	0.4	43,033	2.7

Total	$1,242,307	100.0	$1,480,811	100.0	$1,585,602	100.0

Net premiums written(1)
Pro rata	$803,352	67.8	$987,391	72.3	$1,314,048	79.3
Excess of loss	381,036	32.2	377,971	27.7	343,424	20.7

Total	$1,184,388	100.0	$1,365,362	100.0	$1,657,472	100.0

Net premiums earned(1)
Pro rata	$874,647	70.4	$1,121,329	75.7	$1,199,798	75.7
Excess of loss	367,660	29.6	359,482	24.3	385,804	24.3

Total	$1,242,307	100.0	$1,480,811	100.0	$1,585,602	100.0

Net premiums written by client location(1)
United States	$688,841	58.1	$770,309	56.4	$898,980	54.2
Europe	258,952	21.9	368,332	27.0	437,663	26.4
Bermuda	179,935	15.2	132,618	9.7	188,321	11.4
Other	56,660	4.8	94,103	6.9	132,508	8.0

Total	$1,184,388	100.0	$1,365,362	100.0	$1,657,472	100.0

Net premiums written by underwriting location(1)
Bermuda	$691,782	58.4	$813,356	59.6	$1,004,451	60.6
United States	471,551	39.8	552,006	40.4	653,021	39.4
Other	21,055	1.8	—	—	—	—

Total	$1,184,388	100.0	$1,365,362	100.0	$1,657,472	100.0

(1)
Reinsurance segment results include net premiums written and earned of $36.8 million and $40.3 million, respectively, assumed through intersegment transactions for 2007, $45.1 million and $48.1 million, respectively, for 2006 and $58.4 million and $56.9 million, respectively, for 2005. Reinsurance segment results exclude premiums written and earned of $1.0 million and $1.0 million, respectively, ceded through intersegment transactions for 2007, $1.0 million and $1.9 million, respectively, for 2006 and $3.2 million and $4.5 million, respectively, for 2005.

(2)
Includes professional liability and executive assurance business.

(3)
Includes facultative business.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Reinsurance

        In the normal course of business, the Company's insurance subsidiaries cede a substantial portion of their premium through pro rata, excess of loss and facultative reinsurance agreements. The Company's reinsurance subsidiaries purchase retrocessional coverage as part of their risk management program including an agreement with Flatiron Re Ltd. discussed below. In addition, the Company's reinsurance subsidiaries participate in "common account" retrocessional arrangements for certain pro rata treaties. Such arrangements reduce the effect of individual or aggregate losses to all companies participating on such treaties, including the reinsurers, such as the Company's reinsurance subsidiaries, and the ceding company. Reinsurance recoverables are recorded as assets, predicated on the reinsurers' ability to meet their obligations under the reinsurance agreements. If the reinsurers are unable to satisfy their obligations under the agreements, the Company's insurance or reinsurance subsidiaries would be liable for such defaulted amounts (see Note 11).

        The effects of reinsurance on the Company's written and earned premiums and losses and loss adjustment expenses with unaffiliated reinsurers were as follows:

	Years Ended December 31,
(U.S. dollars in thousands)	2007	2006	2005
Premiums Written
Direct	$2,564,902	$2,572,936	$2,268,323
Assumed	1,575,241	1,709,513	1,746,494
Ceded	(1,238,207)	(1,265,031)	(876,045)

Net	$2,901,936	$3,017,418	$3,138,772

Premiums Earned
Direct	$2,570,316	$2,480,885	$2,151,724
Assumed	1,622,656	1,752,683	1,677,319
Ceded	(1,248,322)	(1,151,903)	(851,327)

Net	$2,944,650	$3,081,665	$2,977,716

Losses and Loss Adjustment Expenses
Direct	$1,428,610	$1,595,006	$1,790,973
Assumed	759,578	899,877	1,294,288
Ceded	(544,018)	(704,334)	(1,083,312)

Net	$1,644,170	$1,790,549	$2,001,949

        On December 29, 2005, Arch Re Bermuda entered into a quota share reinsurance treaty with Flatiron Re Ltd., a Bermuda reinsurance company, pursuant to which Flatiron Re Ltd. assumed a 45% quota share (the "Treaty") of certain lines of property and marine business underwritten by Arch Re Bermuda for unaffiliated third parties for the 2006 and 2007 underwriting years (January 1, 2006 to December 31, 2007). Effective June 28, 2006, the parties amended the Treaty to increase the percentage ceded to Flatiron Re Ltd. from 45% to 70% of all covered business bound by Arch Re Bermuda from (and including) June 28, 2006 until (and including) August 15, 2006 provided such business did not incept beyond September 30, 2006. The ceding percentage for all business bound outside of this period continued to be 45%. On December 31, 2007, the Treaty expired by its terms.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Reinsurance (Continued)

        Flatiron Re Ltd. is required to contribute funds into a trust for the benefit of Arch Re Bermuda (the "Trust"). Effective June 28, 2006, the parties amended the Treaty to provide that, for the period ending on December 31, 2007, the amount required to be on deposit in the Trust, together with certain other amounts, was an amount equal to the greater of (1) $800 million and (2) a calculated amount estimated to cover ceded losses arising from in excess of two 1-in-250 year events for the applicable forward twelve-month period (the "Requisite Funded Amount"). For the period after December 31, 2007 through the earning of all written premium, the Requisite Funded Amount will be the calculated amount described in clause "(2)" above. If the actual amounts on deposit in the Trust, together with certain other amounts (the "Funded Amount"), do not at least equal the Requisite Funded Amount, Arch Re Bermuda will, among other things, recapture unearned premium reserves and reassume losses that would have been ceded in respect of such unearned premiums. No assurances can be given that actual losses will not exceed the Requisite Funded Amount or that Flatiron Re Ltd. will make, or will have the ability to make, the required contributions into the Trust.

        Arch Re Bermuda pays to Flatiron Re Ltd. a reinsurance premium in the amount of the ceded percentage of the original gross written premium on the business reinsured with Flatiron Re Ltd. less a ceding commission, which includes a reimbursement of direct acquisition expenses as well as a commission to Arch Re Bermuda for generating the business. The Treaty also provides for a profit commission to Arch Re Bermuda based on the underwriting results for the 2006 and 2007 underwriting years on a cumulative basis. For 2007 and 2006, $311.3 million and $273.2 million, respectively, of premiums written, $282.2 million and $157.4 million, respectively, of premiums earned and $100.4 million and $52.2 million, respectively, of losses and loss adjustment expenses were ceded to Flatiron Re Ltd. by Arch Re Bermuda. At December 31, 2007, $144.9 million of premiums ceded to Flatiron Re Ltd. were unearned.

5. Reserve for Losses and Loss Adjustment Expenses

        The following table represents an analysis of losses and loss adjustment expenses and a reconciliation of the beginning and ending reserve for losses and loss adjustment expenses:

	Years Ended December 31,
(U.S. dollars in thousands)	2007	2006	2005
Reserve for losses and loss adjustment expenses at beginning of year	$6,463,041	$5,452,826	$3,492,759
Unpaid losses and loss adjustment expenses recoverable	1,552,157	1,389,768	617,607

Net reserve for losses and loss adjustment expenses at beginning of year	4,910,884	4,063,058	2,875,152
Increase (decrease) in net losses and loss adjustment expenses incurred relating to losses occurring in:
Current year	1,829,534	1,867,344	2,120,962
Prior years	(185,364)	(76,795)	(119,013)

Total net incurred losses and loss adjustment expenses	1,644,170	1,790,549	2,001,949
Foreign exchange losses (gains)	45,192	47,711	(55,854)
Less net losses and loss adjustment expenses paid relating to losses occurring in:
Current year	274,102	245,856	308,954
Prior years	843,311	744,578	449,235

Total net paid losses and loss adjustment expenses	1,117,413	990,434	758,189
Net reserve for losses and loss adjustment expenses at end of year	5,482,833	4,910,884	4,063,058
Unpaid losses and loss adjustment expenses recoverable	1,609,619	1,552,157	1,389,768

Reserve for losses and loss adjustment expenses at end of year	$7,092,452	$6,463,041	$5,452,826

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Reserve for Losses and Loss Adjustment Expenses (Continued)

        During 2007, the Company recorded a redundancy on net reserves recorded in prior years of approximately $185.4 million, which consisted of $172.7 million from the reinsurance segment and $12.7 million from the insurance segment. Of the net favorable development in the reinsurance segment, $110.6 million came from short-tail lines, and $62.1 million came from longer-tail lines. The development resulted from better than anticipated loss emergence. The net favorable development was partially offset by an increase in acquisition expenses of $18.5 million, primarily as a result of the commutation of certain treaties. In addition, in its reserving process in 2002 and 2003, the reinsurance segment recognized that there is a possibility that the assumptions made could prove to be inaccurate due to several factors primarily related to the start up nature of its operations. Due to the availability of additional data, and based on reserve analyses, it was determined that it was no longer necessary to continue to include such factors in 2004 or subsequent periods. Following reserve reviews, and based on the level of claims activity reported to date, the reinsurance segment reduced the amount of reserves it had recorded in 2002 and 2003 by $10.6 million in 2007. As a result of applying a small amount of weight to its own experience, the insurance segment reduced loss selections for some lines, in particular those written on a claims-made basis and for which it now has a reasonable level of credible data. The insurance segment's net favorable development of $12.7 million was primarily due to reductions in reserves in medium-tailed and long-tailed lines of business resulting from such changes, partially offset by adverse development of $33.3 million from short-tail lines which primarily resulted from higher than expected claims development. The net favorable development was partially offset by an increase in acquisition expenses of $9.5 million, primarily due to sliding scale arrangements on certain policies.

        During 2006, the Company recorded a redundancy on net reserves recorded in prior years of approximately $76.8 million, which consisted of $68.5 million from the reinsurance segment and $8.3 million from the insurance segment. Of the net favorable development in the reinsurance segment, $37.1 million came from short-tail lines, and $31.4 million came from longer-tail lines. The development resulted from better than anticipated loss emergence and was net of $38.1 million of adverse development on the 2005 catastrophic events, primarily in short-tail lines. The net favorable development was partially offset by an increase in acquisition expenses of $7.8 million, primarily as a result of the commutation of certain treaties. As noted above, in its reserving process in 2002 and 2003, the reinsurance segment recognized that there is a possibility that the assumptions made could prove to be inaccurate due to several factors primarily related to the start up nature of its operations. Following reserve reviews, and based on the level of claims activity reported to date, the reinsurance segment reduced the amount of reserves it had recorded in 2002 and 2003 by $7.6 million in 2006. As a result of applying a small amount of weight to its own experience, the insurance segment reduced loss selections for some lines, in particular those written on a claims-made basis and for which it now has a reasonable level of credible data. The insurance segment's net favorable development of $8.3 million was primarily due to reductions in reserves in medium-tailed and long-tailed lines of business resulting from such changes, partially offset by adverse development of $44.0 million from short-tail lines which included $30.8 million of adverse development on the 2005 catastrophic events.

        During 2005, the Company recorded a redundancy on net reserves recorded in prior years of approximately $119.0 million. The net favorable development consisted of $91.2 million from the reinsurance segment and $27.8 million from the insurance segment. Of the net favorable development in the reinsurance segment, $85.3 million was primarily due to short-tail lines, mainly property, and resulted from better than anticipated loss emergence. Such amount was partially offset by an increase in acquisition expenses of $9.0 million, primarily as a result of the commutation of certain treaties. As noted above, in its reserving process in 2002 and 2003, the reinsurance segment recognized that there is a possibility that the assumptions made could prove to be inaccurate due to several factors primarily

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Reserve for Losses and Loss Adjustment Expenses (Continued)

related to the start up nature of its operations. Following a reserve review in the 2004 fourth quarter, and based on the level of claims activity reported to date, the reinsurance segment reduced the amount of reserves it had recorded in 2002 and 2003 by $12.1 million in 2005. Prior to 2005, the insurance segment's reserving method relied heavily on industry data. In 2005, the insurance segment began to give a relatively small amount of weight to its own experience. As a result, the insurance segment reduced reserves in certain medium-tailed and long-tailed lines of business, in particular those written on a claims-made basis and for which it now has a reasonable level of credible data.

6. Deposit Accounting

        Certain assumed reinsurance contracts are deemed, under current financial accounting standards, not to transfer insurance risk, and are accounted for using the deposit method of accounting. However, it is possible that the Company could incur financial losses on such contracts. For those contracts that contain an element of underwriting risk, the estimated profit margin is deferred and amortized over the contract period and such amount is included in the Company's underwriting results. When the estimated profit margin is explicit, the margin is reflected as fee income and any adverse financial results on such contracts are reflected as incurred losses. For 2007, 2006 and 2005, the Company recorded $2.5 million, $4.1 million and $0.4 million of fee income on such contracts, respectively. When the estimated profit margin is implicit, the margin is reflected as an offset to paid losses and any adverse financial results on such contracts are reflected as incurred losses. For 2007, the Company recorded incurred losses of $0.4 million which were reflected as an increase to paid losses. For 2006 and 2005, the Company recorded $2.1 million and $6.1 million, respectively, as an offset to paid losses on such contracts. On a notional basis, the amount of premiums from those contracts that contain an element of underwriting risk was $0.9 million, $11.9 million and $7.6 million, respectively, for 2007, 2006 and 2005. In making any determination to account for a contract using the deposit method of accounting, the Company is required to make many estimates and judgments under the current financial accounting standards.

7. Investment Information

        The Company's invested assets were as follows:

	December 31,
(U.S. dollars in thousands)	2007	2006
Fixed maturities available for sale, at fair value	$7,137,998	$6,876,548
Fixed maturities pledged under securities lending agreements, at fair value(1)	1,462,826	860,803

Total fixed maturities	8,600,824	7,737,351
Short-term investments available for sale, at fair value	699,036	957,698
Short-term investments pledged under securities lending agreements, at fair value(1)	219	—
Other investments	589,669	307,082

Total invested assets(1)(2)	$9,889,748	$9,002,131

(1)
In securities lending transactions, the Company receives collateral in excess of the fair value of the fixed maturities and short-term investments pledged under securities lending agreements. For purposes of this table, the Company has excluded the collateral received at December 31, 2007 and 2006 of $1.5 billion and $891.4 million, respectively, which is reflected as "short-term investment of

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Investment Information (Continued)

  funds received under securities lending agreements, at fair value" and included the $1.46 billion and $860.8 million, respectively, of "fixed maturities and short-term investments pledged under securities lending agreements, at fair value."

(2)
Includes certain securities transactions entered into but not settled at the balance sheet date. Net of such amounts, total invested assets were approximately $9.88 billion and $8.77 billion, respectively, at December 31, 2007 and 2006.

  Fixed Maturities and Fixed Maturities Pledged Under Securities Lending Agreements

        The following table summarizes the Company's fixed maturities and fixed maturities pledged under securities lending agreements:

(U.S. dollars in thousands)	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
December 31, 2007:
Corporate bonds	$2,452,527	$40,296	$(10,994)	$2,423,225
Commercial mortgage backed securities	1,315,680	17,339	(558)	1,298,899
Mortgage backed securities	1,234,596	14,211	(4,087)	1,224,472
U.S. government and government agencies	1,165,423	21,598	(447)	1,144,272
Asset backed securities	1,008,030	9,508	(4,030)	1,002,552
Municipal bonds	990,325	13,213	(195)	977,307
Non-U.S. government securities	434,243	28,032	(3,056)	409,267

Total	$8,600,824	$144,197	$(23,367)	$8,479,994

December 31, 2006:
Corporate bonds	$1,504,989	$9,196	$(5,634)	$1,501,427
Commercial mortgage backed securities	868,586	4,953	(1,098)	864,731
Mortgage backed securities	1,183,805	7,866	(1,678)	1,177,617
U.S. government and government agencies	1,922,511	12,835	(10,806)	1,920,482
Asset backed securities	907,829	923	(1,457)	908,363
Municipal bonds	815,204	1,323	(3,885)	817,766
Non-U.S. government securities	534,427	15,776	(4,718)	523,369

Total	$7,737,351	$52,872	$(29,276)	$7,713,755

        In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140" ("SFAS No. 155"). Upon adopting SFAS No. 155 on January 1, 2007, the Company applied the "fair value option" to certain hybrid securities which are included in the Company's fixed maturities. The fair market values of such securities at December 31, 2007 were approximately $65.4 million. The change in market value of such securities is reflected as realized gains or losses.

        The contractual maturities of the Company's fixed maturities and fixed maturities pledged under securities lending agreements are shown below. Expected maturities, which are management's best

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Investment Information (Continued)

estimates, will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(U.S. dollars in thousands)	December 31, 2007		December 31, 2006
Maturity	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
Due in one year or less	$149,908	$146,444	$277,649	$276,563
Due after one year through five years	2,366,408	2,330,206	2,246,760	2,244,611
Due after five years through 10 years	1,749,911	1,714,010	1,635,021	1,632,988
Due after 10 years	776,291	763,411	617,701	608,882

	5,042,518	4,954,071	4,777,131	4,763,044
Commercial mortgage backed securities	1,315,680	1,298,899	868,586	864,731
Mortgage backed securities	1,234,596	1,224,472	1,183,805	1,177,617
Asset backed securities	1,008,030	1,002,552	907,829	908,363

Total	$8,600,824	$8,479,994	$7,737,351	$7,713,755

        The Company's investment portfolio, which includes fixed maturity securities, short-term investments and other investments, had a "AA+" average credit quality rating at December 31, 2007, compared to "AAA" at December 31, 2006. The credit quality distribution of the Company's fixed maturities and fixed maturities pledged under securities lending agreements are shown below:

(U.S. dollars in thousands)	December 31, 2007		December 31, 2006
Rating(1)	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
AAA	$6,600,258	76.7	$6,366,059	82.3
AA	882,262	10.3	605,427	7.8
A	677,047	7.9	430,103	5.6
BBB	243,610	2.8	194,408	2.5
BB	25,390	0.3	32,572	0.4
B	128,459	1.5	64,636	0.8
Lower than B	11,321	0.1	11,149	0.2
Not rated	32,477	0.4	32,997	0.4

Total	$8,600,824	100.0	$7,737,351	100.0

(1)
Ratings as assigned by the major rating agencies.

        At December 31, 2007 and 2006, the weighted average contractual maturities of the Company's total fixed maturity and short-term investments, based on fair value, were 12.0 years and 10.8 years, respectively, while the weighted average expected maturities of the Company's total fixed maturity and short-term investments, based on fair value, were 4.6 years and 5.0 years, respectively. Approximately 98% of the fixed maturities and fixed maturities pledged under securities lending agreements held by the Company were rated investment grade by the major rating agencies at December 31, 2007 and 2006. There were no investments in any entity in excess of 10% of the Company's shareholders' equity at December 31, 2007 or 2006 other than investments issued or guaranteed by the United States government or its agencies.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Investment Information (Continued)

        The Company reviews its investment portfolio each quarter to determine if declines in value are other-than-temporary. The Company's process for identifying declines in the fair value of investments that are other-than-temporary involves consideration of several factors. These factors include (i) the time period in which there has been a significant decline in value, (ii) the liquidity, business prospects and overall financial condition of the issuer, (iii) the significance of the decline and (iv) the Company's intent and ability to hold the investment for a sufficient period of time for the value to recover. When the analysis of the above factors results in the Company's conclusion that declines in fair values are other-than-temporary, the cost of the securities is written down to fair value and the reduction in value is reflected as a realized loss. In periods subsequent to the recognition of an other-than-temporary impairment on fixed maturities, the Company accounts for such securities as if they had been purchased on the measurement date of the other-than-temporary impairment and the provision for other-than-temporary impairment (reflected as a discount or reduced premium based on the new cost basis) is amortized into net investment income over the remaining life of the fixed maturities, or until such securities are sold.

        The Company had gross unrealized losses on its fixed maturities of $23.4 million at December 31, 2007. At December 31, 2007, on a lot level basis, approximately 1,381 security lots out of a total of approximately 3,895 security lots were in an unrealized loss position and the largest single unrealized loss from a single lot in the Company's fixed maturity portfolio was $0.5 million. The Company had gross unrealized losses on its fixed maturities of $29.3 million at December 31, 2006. At December 31, 2006, on a lot level basis, approximately 1,529 security lots out of a total of approximately 3,292 security lots were in an unrealized loss position and the largest single unrealized loss from a single lot in the Company's fixed maturity portfolio was $1.1 million.

        The majority of the Company's fixed maturities which were in an unrealized loss position at December 31, 2007 were in such position for under twelve months. With respect to securities where the decline in value is determined to be temporary because the Company concluded that the investment was impaired for a minor length of time or to a minor extent and the security's value is not written down, a subsequent decision may be made to sell that security and realize a loss. Such sale would not contradict the Company's determination that the decline was temporary because subsequent decisions to sell a security are made within the context of overall risk management, new information and the assessment of such security's value relative to comparable securities. While the Company's internal and external investment managers may, at a given point in time, believe the preferred course of action is to hold securities until such losses are recovered, the dynamic nature of portfolio management may result in a subsequent decision by the Company to sell the security and realize the loss, based upon a change in market and other factors discussed above. The Company believes these subsequent decisions are consistent with the classification of its investment portfolio as "available for sale."

        During 2007, the Company identified approximately 272 fixed maturity securities with a fair value of $606.8 million which were considered to be other-than-temporarily impaired. Consequently, the cost of such securities was written down to fair value and the Company recognized a realized loss of $28.1 million. During 2006, the Company identified approximately 423 fixed maturity securities with a fair value of $1.44 billion which were considered to be other-than-temporarily impaired. Consequently, the cost of such securities was written down to fair value and the Company recognized a realized loss of $31.6 million. During 2005, the Company identified approximately 374 fixed maturity securities with a fair value of $971.0 million which were considered to be other-than-temporarily impaired.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Investment Information (Continued)

Consequently, the cost of such securities was written down to fair value and the Company recognized a realized loss of $25.7 million.

        The following table provides an analysis of the length of time each of those fixed maturities, fixed maturities pledged under securities lending agreements, equity securities and short-term investments with an unrealized loss has been in a continual unrealized loss position. Such investments were in an unrealized loss position principally due to changes in the interest rate environment. The information below indicates the potential effect upon future income in the event management later concludes that such declines are considered other-than-temporary.

	Less than 12 Months		12 Months or More		Total
(U.S. dollars in thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
December 31, 2007:
Fixed maturities and fixed maturities pledged under securities lending agreements:
Corporate bonds	$357,771	$(10,276)	$26,455	$(718)	$384,226	$(10,994)
Commercial mortgage backed securities	66,401	(381)	33,827	(177)	100,228	(558)
Mortgage backed securities	185,118	(3,804)	7,126	(283)	192,244	(4,087)
U.S. government and government agencies	206,710	(447)	—	—	206,710	(447)
Asset backed securities	183,412	(3,845)	11,221	(185)	194,633	(4,030)
Municipal bonds	22,908	(171)	10,988	(24)	33,896	(195)
Non-U.S. government securities	154,261	(1,987)	42,925	(1,069)	197,186	(3,056)

Total	1,176,581	(20,911)	132,542	(2,456)	1,309,123	(23,367)
Equity securities:
Other investments	200,484	(5,342)	—	—	200,484	(5,342)
Short-term investments	140,709	(2,955)	—	—	140,709	(2,955)

Total	$1,517,774	$(29,208)	$132,542	$(2,456)	$1,650,316	$(31,664)

December 31, 2006:
Fixed maturities and fixed maturities pledged under securities lending agreements:
Corporate bonds	$645,345	$(4,358)	$195,358	$(1,276)	$840,703	$(5,634)
Commercial mortgage backed securities	185,786	(717)	47,400	(381)	233,186	(1,098)
Mortgage backed securities	516,137	(1,615)	6,893	(63)	523,030	(1,678)
U.S. government and government agencies	832,511	(6,175)	167,801	(4,631)	1,000,312	(10,806)
Asset backed securities	453,627	(1,315)	34,982	(142)	488,609	(1,457)
Municipal bonds	386,596	(1,980)	122,647	(1,905)	509,243	(3,885)
Non-U.S. government securities	384,496	(3,987)	42,358	(731)	426,854	(4,718)

Total	3,404,498	(20,147)	617,439	(9,129)	4,021,937	(29,276)
Equity securities:
Other investments	55,243	(451)	—	—	55,243	(451)

Total	$3,459,741	$(20,598)	$617,439	$(9,129)	$4,077,180	$(29,727)

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Investment Information (Continued)

  Securities Lending Agreements

        During 2005, the Company began a securities lending program under which certain of its fixed income portfolio securities are loaned to third parties, primarily major brokerage firms, for short periods of time through a lending agent. Such securities have been reclassified as "Fixed maturities and short-term investments pledged under securities lending agreements." The Company maintains control over the securities it lends, retains the earnings and cash flows associated with the loaned securities and receives a fee from the borrower for the temporary use of the securities. Collateral received, primarily in the form of cash, is required at a rate of 102% of the market value of the loaned securities (or 105% of the market value of the loaned securities when the collateral and loaned securities are denominated in non-U.S. currencies) including accrued investment income and is monitored and maintained by the lending agent. Such collateral is reinvested and is reflected as "Short-term investment of funds received under securities lending agreements, at fair value." At December 31, 2007, the fair value and amortized cost of fixed maturities and short-term investments pledged under securities lending agreements were $1.46 billion and $1.44 billion, respectively, while collateral received totaled $1.5 billion at fair value and amortized cost. At December 31, 2006, the fair value and amortized cost of fixed maturities and short-term investments pledged under securities lending agreements were $860.8 million and $854.8 million, respectively, while collateral received totaled $891.4 million at fair value and amortized cost.

  Investment-Related Derivatives

        The Company's investment strategy allows for the use of derivative securities. Derivative instruments may be used to enhance investment performance, replicate investment positions or manage market exposures and duration risk that would be allowed under the Company's investment guidelines if implemented in other ways. The fair values of those derivatives are based on quoted market prices. At December 31, 2007 and 2006, the notional value of the net long position for equity futures was $91.2 million and $78.6 million, respectively. At December 31, 2007, the notional value of the net long position for Treasury note futures was $61.7 million, compared to a net short position of $35.2 million at December 31, 2006. For 2007, the Company recorded $2.0 million of net realized losses related to changes in the fair value of all futures contracts, compared to $2.1 million of net realized gains for 2006. At December 31, 2007, the carrying value and fair value of all futures contracts was $0.8 million, compared to $0.3 million at December 31, 2006.

  Other Investments

        The following table details the Company's other investments:

	December 31, 2007		December 31, 2006
(U.S. dollars in thousands)	Estimated Fair Value	Cost	Estimated Fair Value	Cost
Alternative investment funds	$424,896	$429,050	$167,497	$167,703
Equity securities	93,831	70,045	75,496	60,619
Privately held securities	70,942	60,830	64,089	54,601

Total	$589,669	$559,925	$307,082	$282,923

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Investment Information (Continued)

        The Company expanded its investment strategy in 2005 to include other asset sectors. Alternative investment funds primarily include funds that invest in investment grade and non-investment grade fixed income securities and funds that invest in senior floating rate loans; equity securities include certain investments in mutual funds and other preferred stocks; and privately held securities include the Company's investment in Aeolus LP (see Note 10). During 2007, the Company identified one alternative investment fund with a fair value of $48.6 million which was considered to be other-than-temporarily impaired. Consequently, the cost of such securities was written down to fair value and the Company recognized a realized loss of $2.1 million. The Company's unfunded investment commitments relating to its other investments totaled approximately $150.2 million at December 31, 2007. The commitments were primarily to alternative investment funds that invest in investment grade and non-investment grade fixed income securities.

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

        The following table details the value of restricted assets:

	December 31,
(U.S. dollars in thousands)	2007	2006
Assets used for collateral or guarantees	$736,938	$798,437
Deposits with U.S. regulatory authorities	251,586	221,864
Trust funds	133,238	104,408
Deposits with non-U.S. regulatory authorities	46,789	34,112

Total restricted assets	$1,168,551	$1,158,821

        In addition, Arch Re Bermuda maintains assets in trust accounts as collateral for insurance and reinsurance transactions with affiliated companies. At December 31, 2007 and 2006, such amounts approximated $3.8 billion and $3.61 billion, respectively.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Investment Information (Continued)

  Net Investment Income

        The components of net investment income were derived from the following sources:

	Years Ended December 31,
(U.S. dollars in thousands)	2007	2006	2005
Fixed maturities	$407,977	$327,331	$229,800
Short-term investments	41,690	45,144	6,673
Other(1)	27,504	19,667	5,900

Gross investment income	477,171	392,142	242,373
Investment expenses	(14,101)	(11,937)	(9,471)

Net investment income	$463,070	$380,205	$232,902

(1)
Primarily consists of interest income on operating cash accounts, other investments and securities lending transactions.

  Net Realized Gains (Losses)

        Net realized gains (losses) were as follows:

	Years Ended December 31,
(U.S. dollars in thousands)	2007	2006	2005
Fixed maturities	$38,611	$(27,379)	$(56,770)
Other investments	847	4,186	1,016
Other	(11,317)	3,756	2,298

Net realized gains (losses)	$28,141	$(19,437)	$(53,456)

        Proceeds from the sales of fixed maturities during 2007, 2006 and 2005 were $18.92 billion, $13.86 billion and $9.17 billion, respectively. Gross gains of $133.4 million, $77.3 million and $36.1 million were realized on those transactions during 2007, 2006 and 2005, respectively. Gross losses of $94.8 million, $104.7 million and $92.9 million were realized during 2007, 2006 and 2005, respectively. The net realized gains on fixed maturities of $38.6 million in 2007 and net realized losses on fixed maturities during 2006 and 2005 of $27.4 million and $56.8 million, respectively, included provisions of $28.1 million, $31.6 million and $25.7 million, respectively, for declines in the market value of investments held in the Company's available for sale portfolio which were considered to be other-than-temporary, as described above.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Comprehensive Income

        Following are the related tax effects allocated to each component of other comprehensive income (loss):

(U.S. dollars in thousands)	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Year Ended December 31, 2007
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains arising during year	$143,105	$8,322	$134,783
Less reclassification of net realized gains included in net income	40,182	(1,944)	42,126
Foreign currency translation adjustments	14,920	1,777	13,143

Other comprehensive income (loss)	$117,843	$12,043	$105,800

Year Ended December 31, 2006
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains arising during year	$36,884	$(2,806)	$39,690
Less reclassification of net realized losses included in net income	(23,192)	(1,677)	(21,515)
Foreign currency translation adjustments	(2,384)	(62)	(2,322)

Other comprehensive income (loss)	$57,692	$(1,191)	$58,883

Year Ended December 31, 2005
Unrealized appreciation (decline) in value of investments:
Unrealized holding losses arising during year	$(111,053)	$(5,416)	$(105,637)
Less reclassification of net realized losses included in net income	(55,754)	(2,388)	(53,366)
Foreign currency translation adjustments	(761)	226	(987)

Other comprehensive income (loss)	$(56,060)	$(2,802)	$(53,258)

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

        ACGL and its non-U.S. subsidiaries will be subject to U.S. federal income tax only to the extent that they derive U.S. source income that is subject to U.S. withholding tax or income that is effectively connected with the conduct of a trade or business within the U.S. and is not exempt from U.S. tax under an applicable income tax treaty with the U.S. ACGL and its non-U.S. subsidiaries will be subject to a withholding tax on dividends from U.S. investments and interest from certain U.S. payors (subject to reduction by any applicable income tax treaty). ACGL and its non-U.S. subsidiaries intend to conduct their operations in a manner that will not cause them to be treated as engaged in a trade or business in the United States and, therefore, will not be required to pay U.S. federal income taxes (other than U.S. excise taxes on insurance and reinsurance premium and withholding taxes on

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Income Taxes (Continued)

dividends and certain other U.S. source investment income). However, because there is uncertainty as to the activities which constitute being engaged in a trade or business within the United States, there can be no assurances that the U.S. Internal Revenue Service will not contend successfully that ACGL or its non-U.S. subsidiaries are engaged in a trade or business in the United States. If ACGL or any of its non-U.S. subsidiaries were subject to U.S. income tax, ACGL's shareholders' equity and earnings could be materially adversely affected. ACGL has subsidiaries and branches that operate in various jurisdictions around the world that are subject to tax in the jurisdictions in which they operate. The significant jurisdictions in which ACGL's subsidiaries and branches are subject to tax are the United States, United Kingdom, Canada, Switzerland, Germany and Denmark.

        The components of income taxes attributable to operations were as follows:

	Years Ended December 31,
(U.S. dollars in thousands)	2007	2006	2005
Current expense:
U.S. Federal	$13,487	$13,430	$34,548
U.S. State	629	1,235	1,195
Non-U.S.	6,886	3,740	2,281

	$21,002	$18,405	38,024

Deferred expense (benefit):
U.S. Federal	(2,382)	7,210	(9,731)
Non-U.S.	(3,019)	1,064	656

	(5,401)	8,274	(9,075)

Income tax expense	$15,601	$26,679	$28,949

        The expected tax provision computed on pre-tax income at the weighted average tax rate has been calculated as the sum of the pre-tax income in each jurisdiction multiplied by that jurisdiction's applicable statutory tax rate. A reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate follows:

	Years Ended December 31,
(U.S. dollars in thousands)	2007	2006	2005
Expected income tax expense computed on pre-tax income at weighted average income tax rate	$25,894	$36,272	$32,914
Addition (reduction) in income tax expense (benefit) resulting from:
Valuation allowance	(1,358)	—	(1)
Tax-exempt investment income	(9,703)	(6,887)	(5,141)
State taxes, net of U.S. federal tax benefit	409	803	777
Prior year adjustment	(512)	523	43
Other(1)	871	(4,032)	357

Income tax expense	$15,601	$26,679	$28,949

(1)
For 2006, amount includes a tax benefit relating to the reduction of a tax reserve related to transfer pricing in the amount of $2.6 million.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Income Taxes (Continued)

        The Company has net operating loss carryforwards in its U.S. operating subsidiaries totaling $11.6 million at December 31, 2007. Such net operating losses are currently available to offset future taxable income of the subsidiaries. Under applicable law, the U.S. net operating loss carryforwards expire between 2018 and 2020. The Company also has a net capital loss carryforward of $0.8 million which will expire between 2010 and 2011 and an alternative minimum tax ("AMT") credit carryforward in the amount of $1.0 million which can be carried forward without expiration.

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

        The Company's Swiss branch has a net operating loss carryforward of $5.5 million which is available to offset income of the Swiss branch until it expires between 2013 and 2014. The Company's Danish subsidiary has a net operating loss carryforward of $1.4 million which can be carried forward without expiration.

        Deferred income tax assets and liabilities reflect temporary differences based on enacted tax rates between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Significant components of the Company's deferred income tax assets and liabilities were as follows:

	December 31,
(U.S. dollars in thousands)	2007	2006
Deferred income tax assets:
Net operating loss	$5,058	$5,923
Deferred ceding commission	9,534	14,996
AMT credit carryforward	967	959
Discounting of net loss reserves	28,553	25,345
Net unearned premium reserve	13,805	11,124
Compensation liabilities	18,132	13,153
Capital loss carryforward	283	418
Other than temporary impairment on securities	2,523	3,173
Net unrealized depreciation of investments	—	1,851
Other, net	—	—

Total deferred tax assets	78,855	76,942

Deferred income tax liabilities:
Depreciation and amortization	(1,901)	(3,002)
Deferred acquisition costs, net	(3,104)	(2,029)
Deposit accounting liability	(5,008)	(5,367)
Foreign transaction exchange gains	(1,299)	(586)
Net unrealized foreign exchange gains	(1,977)	(200)
Net unrealized appreciation of investments	(7,744)	—
Other, net	(771)	(794)

Total deferred tax liabilities	(21,804)	(11,978)

Valuation allowance	—	(1,358)

Net deferred income tax asset	$57,051	$63,606

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Income Taxes (Continued)

        In September 2006, the FASB issued FASB Interpretation No. 48 ("FIN No. 48"), "Accounting for Uncertainty in Income Taxes," an interpretation of SFAS No. 109, "Accounting for Income Taxes." FIN No. 48 prescribes a "more likely than not" threshold for the financial statement recognition of a tax position taken or expected to taken in a tax return, assuming the relevant tax authority has full knowledge of all relevant information. The amount recognized represents the largest amount of tax benefit that is greater than 50% likely of being ultimately realized. A liability is recognized for any benefit claimed, or expected to be claimed, in a tax return in excess of the benefit recorded in the financial statements, along with any interest and penalty (if applicable) on the excess. The Company recognizes interest and penalties relating to unrecognized tax benefits in the provision for income taxes.

        The Company adopted the provisions of FIN No. 48 on January 1, 2007. As prescribed, the cumulative effects of applying FIN 48 is reported as an adjustment to the opening balance of retained earnings. As a result of the adoption on January 1, 2007, the Company's retained earnings remained unchanged. As of January 1, 2007 and December 31, 2007, the Company's total unrecognized tax benefits, including interest and penalties, were zero.

        The Company or its subsidiaries or branches files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state, local, or non-U.S. income tax examination for years before 2004. During 2006, the U.S. Internal Revenue Service commenced an examination of the Company's U.S. income tax returns for the 2004 tax year that is anticipated to be completed within the next twelve months.

        In addition to unrecognized tax benefits, the Company has provided a valuation allowance to reduce certain deferred tax assets to an amount which management expects to more likely than not be realized. As of December 31, 2007, the Company's valuation allowance was zero, compared to $1.4 million at December 31, 2006. The reduction in the valuation allowance in 2007 resulted from the ability of one of the Company's U.S. subsidiaries to utilize a net operating loss.

        The Company paid income taxes totaling $3.9 million and $44.0 million for 2007 and 2006, respectively. As of December 31, 2007, the Company's current income tax recoverable (included in other assets) was $7.6 million.

  Federal Excise Taxes

        The United States also imposes an excise tax on insurance and reinsurance premiums paid to non-U.S. insurers or reinsurers with respect to risks located in the United States. The rates of tax, unless reduced by an applicable U.S. tax treaty, are four percent for non-life insurance premiums and one percent for life insurance and all reinsurance premiums. The Company incurs federal excise taxes on certain of its reinsurance transactions, including amounts ceded through intercompany transactions. For 2007, 2006 and 2005, the Company withheld and paid approximately $14.5 million, $16.4 million and $19.1 million, respectively, of federal excise taxes.

10. Transactions with Related Parties

        Pursuant to an agreement, dated September 6, 2005 (the "Clements Agreement"), ACGL and Robert Clements, former Chairman of the Board of Directors of the Company, terminated all consulting and related payment obligations under a consulting agreement, dated as of March 17, 2005, between ACGL and Mr. Clements which had a term extending through December 31, 2009. Pursuant

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Transactions with Related Parties (Continued)

to the Clements Agreement, ACGL made payments to, and on behalf of, Mr. Clements in the aggregate amount of $1.4 million and wrote off fixed assets of $0.5 million related to the Clements Agreement in 2005.

        In December 2005, Marc Grandisson succeeded Dwight Evans as the Chairman and Chief Executive Officer of Arch Worldwide Reinsurance Group. In connection with Mr. Evans' departure from ACGL, on December 5, 2005, ACGL and Mr. Evans entered into an agreement (the "Evans Agreement") pursuant to which Mr. Evans received a payment in the amount of $4.9 million, which is inclusive of all earned but unpaid incentive compensation. Among other things, the Evans Agreement also provided that certain medical benefits would remain in effect for Mr. Evans and his covered dependents for one year and that Mr. Evans would be reimbursed for certain relocation and other expenses.

        During 2006, the Company invested $50.0 million in Aeolus LP ("Aeolus"), which operates as an unrated reinsurance platform that provides property catastrophe protection to insurers and reinsurers on both an ultimate net loss and industry loss warranty basis. In return for its investment, included in "Other investments, at fair value" on the Company's balance sheet, the Company received an approximately 4.9% preferred interest in Aeolus and a pro rata share of certain founders' interests. The Company made its investment in Aeolus on the same economic terms as a fund affiliated with Warburg Pincus, which has invested $350 million in Aeolus. Funds affiliated with Warburg Pincus owned 16.3% of the Company's outstanding voting shares as of December 31, 2007. In addition, one of the founders of Aeolus is Peter Appel, former President and CEO and a former director of the Company.

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

        The areas where significant concentrations of credit risk may exist include unpaid losses and loss adjustment expenses recoverable, prepaid reinsurance premiums and paid losses and loss adjustment expenses recoverable net of reinsurance balances payable (collectively "reinsurance recoverables"), investments and cash and cash equivalent balances. The Company's reinsurance recoverables at December 31, 2007 and 2006 amounted to $1.92 billion and $1.84 billion, respectively, and primarily resulted from reinsurance arrangements entered into in the course of its operations. A credit exposure exists with respect to reinsurance recoverables as they may become uncollectible. The Company manages its credit risk in its reinsurance relationships by transacting with reinsurers that it considers financially sound and, if necessary, the Company may hold collateral in the form of funds, trust accounts and/or irrevocable letters of credit. This collateral can be drawn on for amounts that remain unpaid beyond specified time periods on an individual reinsurer basis.

        In addition, the Company underwrites a significant amount of its business through brokers and a credit risk exists should any of these brokers be unable to fulfill their contractual obligations with respect to the payments of insurance and reinsurance balances owed to the Company. During 2007,

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Commitments and Contingencies (Continued)

approximately 19.6% and 16.4% of the Company's consolidated gross written premiums were generated from or placed by Marsh & McLennan Companies and its subsidiaries and AON Corporation and its subsidiaries, respectively. During 2006, approximately 18.8% and 15.4% of the Company's consolidated gross written premiums were generated from or placed by Marsh & McLennan Companies and its subsidiaries and AON Corporation and its subsidiaries, respectively. During 2005, approximately 19.2% and 13.3% of the Company's consolidated gross written premiums were generated from or placed by Marsh & McLennan Companies and its subsidiaries and AON Corporation and its subsidiaries, respectively. No other broker and no one insured or reinsured accounted for more than 10% of gross premiums written for 2007, 2006 and 2005.

        The Company's available for sale investment portfolio is managed in accordance with guidelines that have been tailored to meet specific investment strategies, including standards of diversification, which limit the allowable holdings of any single issue. There were no investments in any entity in excess of 10% of the Company's shareholders' equity at December 31, 2007 other than investments issued or guaranteed by the United States government or its agencies. The Company's unfunded investment commitments relating to its other investments totaled approximately $150.2 million at December 31, 2007.

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

        On December 29, 2005, Arch Re Bermuda entered into a quota share reinsurance treaty with Flatiron Re Ltd., a Bermuda reinsurance company, pursuant to which Flatiron Re Ltd. is assuming a 45% quota share (the "Treaty") of certain lines of property and marine business underwritten by Arch Re Bermuda for unaffiliated third parties for the 2006 and 2007 underwriting years (January 1, 2006 to December 31, 2007). Effective June 28, 2006, the parties amended the Treaty to increase the percentage ceded to Flatiron Re Ltd. from 45% to 70% of all covered business bound by Arch Re Bermuda from (and including) June 28, 2006 until (and including) August 15, 2006 provided such business did not incept beyond September 30, 2006. The ceding percentage for all business bound outside of this period continued to be 45%. On December 31, 2007, the Treaty expired by its terms. As a result of the terms of the Treaty, the Company has determined that Flatiron Re Ltd. is a variable interest entity. However, Arch Re Bermuda is not the primary beneficiary of Flatiron Re Ltd. and, as such, the Company is not required to consolidate the assets, liabilities and results of operations of Flatiron Re Ltd. per FIN 46R. See Note 4.

  Letter of Credit and Revolving Credit Facilities

        As of December 31, 2007, the Company had a $300 million unsecured revolving loan and letter of credit facility and a $1.0 billion secured letter of credit facility (the "Credit Agreement"). The $300 million unsecured revolving loan is also available for the issuance of unsecured letters of credit up

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Commitments and Contingencies (Continued)

to $100 million for Arch Re U.S. Borrowings of revolving loans may be made by ACGL and Arch Re U.S. at a variable rate based on LIBOR or an alternative base rate at the option of the Company. Secured letters of credit are available for issuance on behalf of the Company's insurance and reinsurance subsidiaries. Issuance of letters of credit and borrowings under the Credit Agreement are subject to the Company's compliance with certain covenants and conditions, including absence of a material adverse change. These covenants require, among other things, that the Company maintain a debt to shareholders' equity ratio of not greater than 0.35 to 1 and shareholders' equity in excess of $1.95 billion plus 25% of future aggregate net income for each quarterly period (not including any future net losses) beginning after June 30, 2006 and 25% of future aggregate proceeds from the issuance of common or preferred equity and that the Company's principal insurance and reinsurance subsidiaries maintain at least a "B++" rating from A.M. Best. In addition, certain of the Company's subsidiaries which are party to the Credit Agreement are required to maintain minimum shareholders' equity levels. The Company was in compliance with all covenants contained in the Credit Agreement at December 31, 2007. The Credit Agreement expires on August 30, 2011.

        Including the secured letter of credit portion of the Credit Agreement and another letter of credit facility (together, the "LOC Facilities"), the Company has access to letter of credit facilities for up to a total of $1.45 billion. The principal purpose of the LOC Facilities is to issue, as required, evergreen standby letters of credit in favor of primary insurance or reinsurance counterparties with which the Company has entered into reinsurance arrangements to ensure that such counterparties are permitted to take credit for reinsurance obtained from the Company's reinsurance subsidiaries in United States jurisdictions where such subsidiaries are not licensed or otherwise admitted as an insurer, as required under insurance regulations in the United States, and to comply with requirements of Lloyd's of London in connection with qualifying quota share and other arrangements. The amount of letters of credit issued is driven by, among other things, the timing and payment of catastrophe losses, loss development of existing reserves, the payment pattern of such reserves, the further expansion of the Company's business and the loss experience of such business. When issued, certain letters of credit are secured by a portion of the Company's investment portfolio. In addition, the LOC Facilities also require the maintenance of certain covenants, which the Company was in compliance with at December 31, 2007. At such date, the Company had approximately $612.4 million in outstanding letters of credit under the LOC Facilities, which were secured by investments totaling $652.8 million. The other letter of credit facility was replaced on substantially the same terms in December 2007. It is anticipated that the LOC Facilities will be renewed (or replaced) on expiry, but such renewal (or replacement) will be subject to the availability of credit from banks which the Company utilizes. In addition to letters of credit, the Company has and may establish insurance trust accounts in the U.S. and Canada to secure its reinsurance amounts payable as required.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Commitments and Contingencies (Continued)

  Leases and Purchase Obligations

        At December 31, 2007, the future minimum rental commitments, exclusive of escalation clauses and maintenance costs and net of rental income, for all of the Company's operating leases with remaining non-cancelable terms in excess of one year are as follows:

(U.S. dollars in thousands)
2008	$14,346
2009	15,672
2010	15,942
2012	14,733
2013	11,835
Thereafter	18,676

Total	$91,204

        All of these leases are for the rental of office space, with expiration terms that range from 2009 to 2016. Rental expense, net of income from subleases, was approximately $14.8 million, $12.9 million and $11.1 million for 2007, 2006 and 2005, respectively.

        The Company has also entered into certain agreements which commit the Company to purchase goods or services, primarily related to software and computerized systems. Such purchase obligations were approximately $22.0 million and $21.5 million at December 31, 2007 and 2006, respectively.

  Employment and Other Arrangements

        At December 31, 2007, the Company has entered into employment agreements with certain of its executive officers for periods extending up to November 2012. Such employment arrangements provide for compensation in the form of base salary, annual bonus, share-based awards, participation in the Company's employee benefit programs and the reimbursements of expenses.

  Folksamerica Transaction and Related Contingencies

        On May 5, 2000, the Company sold the prior reinsurance operations of Arch Re U.S. pursuant to an agreement entered into as of January 10, 2000 with Folksamerica Reinsurance Company and Folksamerica Holding Company (collectively, "Folksamerica"). Folksamerica Reinsurance Company assumed Arch Re U.S.'s liabilities under the reinsurance agreements transferred in the asset sale and Arch Re U.S. transferred to Folksamerica Reinsurance Company assets estimated in an aggregate amount equal in book value to the book value of the liabilities assumed. The Folksamerica transaction was structured as a transfer and assumption agreement (and not reinsurance) and, accordingly, the loss reserves (and any related reinsurance recoverables) relating to the transferred business are not included as assets or liabilities on the Company's balance sheet. Folksamerica assumed Arch Re U.S.'s rights and obligations under the reinsurance agreements transferred in the asset sale. The reinsureds under such agreements were notified that Folksamerica had assumed Arch Re U.S.'s obligations and that, unless the reinsureds object to the assumption, Arch Re U.S. will be released from its obligations to those reinsured. None of such reinsureds objected to the assumption. However, Arch Re U.S. will continue to be liable under those reinsurance agreements if the notice is found not to be an effective release by the reinsureds. Folksamerica has agreed to indemnify the Company for any losses arising out of the

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Commitments and Contingencies (Continued)

reinsurance agreements transferred to Folksamerica Reinsurance Company in the asset sale. However, in the event that Folksamerica refuses or is unable to perform its obligations to the Company, Arch Re U.S. may incur losses relating to the reinsurance agreements transferred in the asset sale. Folksamerica's A.M. Best rating was "A-" (Excellent) at December 31, 2007.

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

12. Senior Notes

        On May 4, 2004, ACGL completed a public offering of $300 million principal amount of 7.35% senior notes ("Senior Notes") due May 1, 2034 and received net proceeds of $296.4 million. ACGL used $200 million of the net proceeds to repay all amounts outstanding under a revolving credit agreement. The Senior Notes are ACGL's senior unsecured obligations and rank equally with all of its existing and future senior unsecured indebtedness. Interest payments on the Senior Notes are due on May 1st and November 1st of each year. ACGL may redeem the Senior Notes at any time and from time to time, in whole or in part, at a "make-whole" redemption price. For each of the years ended December 31, 2007, 2006 and 2005, interest expense on the Senior Notes was $22.1 million. The fair value of the Senior Notes at December 31, 2007 and 2006 was $325.4 million and $332.0 million, respectively.

13. Share Capital

  Authorized and Issued

        The authorized share capital of the Company consists of 200,000,000 Common Shares, par value of $0.01 per share, and 50,000,000 Preference Shares, par value of $0.01 per share.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Share Capital (Continued)

  Common Shares

        Changes in the Company's outstanding Common Shares are reflected in the table below:

	Years Ended December 31,
	2007	2006	2005
Common Shares:
Balance, beginning of year	74,270,466	73,334,870	34,902,923
Shares issued(1)	523,723	823,682	830,924
Shares issued from conversion of preference shares(2)	—	—	37,348,150
Shares issued from exercise of warrants	—	—	114,110
Restricted shares issued, net of cancellations	329,057	139,166	173,567
Shares repurchased and retired(3)	(7,804,780)	(27,252)	(34,804)

Balance, end of year	67,318,466	74,270,466	73,334,870

    (1)
    Includes shares issued from the exercise of stock options and, in 2007, shares issued from the employee share purchase plan.

    (2)
    During the 2005 fourth quarter, all outstanding Preference Shares were converted into Common Shares. Prior to such conversion, the Preference Shares voted, together with the Common Shares, on an as-converted basis.

    (3)
    Includes shares repurchased and retired from the share repurchase program.

  Share Repurchase Plan

        On February 28, 2007, ACGL's board of directors authorized the investment of up to $1 billion in ACGL's common shares through a share repurchase program. Repurchases under the program may be effected from time to time in open market or privately negotiated transactions through February 2009. In 2007, approximately 7.8 million common shares were repurchased for an aggregate purchase price of $537.1 million. As a result of share repurchase transactions, book value per common share at December 31, 2007 was reduced by $1.45 per share and weighted average shares outstanding were reduced by 3.3 million. The timing and amount of the repurchase transactions under this program will depend on a variety of factors, including market conditions and corporate and regulatory considerations. In connection with the repurchase program, the Warburg Pincus funds and Hellman & Friedman funds waived their rights relating to share repurchases under the shareholders agreement for all repurchases of common shares by ACGL under the repurchase program in open market transactions and certain privately negotiated transactions. In May 2007, the Hellman & Friedman funds ceased to own shares of ACGL and their rights under the shareholders agreement with ACGL terminated.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Share Capital (Continued)

  Long Term Incentive and Share Award Plans

        On May 11, 2007, following shareholder approval, the Company adopted the 2007 Employee Share Purchase Plan (the "ESPP"). The purpose of the ESPP is to give employees of ACGL and its subsidiaries an opportunity to purchase common shares through payroll deductions, thereby encouraging employees to share in the economic growth and success of ACGL and its subsidiaries. The ESPP is designed to qualify as an "employee share purchase plan" under Section 423 of the Code. A total of 750,000 common shares are reserved for issuance under the plan. The ESPP provides for consecutive six-month offering periods (or other periods of not more than 27 months as determined by the compensation committee) under which participating employees can elect to have up to 20% of their total compensation withheld and applied to the purchase of common shares of the Company at the end of the period. Unless otherwise determined by the compensation committee before an offering period commences, (1) the purchase price will be 85% of the fair market value of the common shares at the beginning of the offering period; and (2) the maximum number of common shares that may be purchased by an employee in any offering period is 3,000 shares. In addition, applicable Code limitations specify, in general, that a participant's right to purchase stock under the plan cannot accumulate at a rate in excess of $25,000 (based on the value at the beginning of the applicable offering periods) per calendar year.

        On May 11, 2007, following shareholder approval, the Company adopted the 2007 Long Term Incentive and Share Award Plan (the "2007 Plan"). The 2007 Plan is intended to provide for competitive compensation opportunities, to encourage long-term service, to recognize individual contributions and reward achievement of performance goals and to promote the creation of long-term value for shareholders by aligning the interests of such persons with those of shareholders. The 2007 Plan will provide for the grant to eligible employees and directors stock options, stock appreciation rights, restricted shares, restricted share units payable in common shares or cash, share awards in lieu of cash awards, dividend equivalents and other share-based awards. The 2007 Plan also will provide our non-employee directors with the opportunity to receive the annual retainer fee for Board service in common shares.

        Following shareholder approval on May 11, 2007, the 2005 Long Term Incentive and Share Award Plan (the "2005 Plan"), whose terms are substantially similar to the 2007 Plan, was merged into the 2007 Plan. As of the effective date, the 1,533,527 remaining shares available for issuance under the 2005 Plan were transferred into the 2007 Plan. No additional grants will be made thereafter under the 2005 Plan.

        Grants which were outstanding at May 11, 2007 under the 2005 Plan will continue in accordance with their original terms (subject to such amendments as the compensation committee determines appropriate, consistent with the terms of the 2005 Plan), and the shares with respect to such outstanding grants will be issued or transferred under the 2007 Plan. The number of common shares reserved for issuance under the 2007 Plan, subject to anti-dilution adjustments in the event of certain changes in our capital structure, is equal to the sum of (i) 2,500,000 and (ii) the number of common shares subject to outstanding grants under the 2005 Plan as of the effective date as well as common shares remaining available for issuance under the 2005 Plan but not subject to previously exercised or vested grants as of the effective date, except that no more than 2,000,000 common shares may be

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Share Capital (Continued)

issued as incentive stock options under Section 422 of the Code. At December 31, 2007, approximately 3,374,205 shares are available for grant under the 2007 Plan.

        In June 2002, following shareholder approval, the Company adopted the 2002 Long Term Incentive and Share Award Plan (the "2002 Plan"). An aggregate of 3,165,830 Common Shares has been reserved for issuance under the 2002 Plan. The 2002 Plan provides for the grant to eligible employees and directors of stock options, stock appreciation rights, restricted shares, restricted share units payable in Common Shares or cash, share awards in lieu of cash awards, dividend equivalents and other share-based awards. The 2002 Plan provides the Company's non-employee directors with the opportunity to receive their annual retainer fee for service as a director in Common Shares. As of December 31, 2007, approximately 4,970 shares are available for grant under the 2002 Plan.

        With respect to certain subsidiaries, the Company may withhold, or require a participant to remit to the Company, an amount sufficient to satisfy any federal, state or local withholding tax requirements associated with awards under the Company's share award plans. This includes the authority to withhold or receive shares or other property and to make cash payments in respect thereof.

  Stock Options

        The Company generally issues stock options to officers, with exercise prices equal to the fair market values of the Company's Common Shares on the grant dates. For grants prior to September 2005, options generally vest over a two year period as follows: one-third on the grant date and one-third each year thereafter. In September 2005, the Company's Board of Directors approved extending the vesting period for future awards to vest over a three year period as follows: one-third on the anniversary of the grant date and one-third each year thereafter. Option awards have a 10 year contractual life. Refer to Note 2(l) for details related to the Company's accounting for stock options.

        As required by the provisions of SFAS No. 123(R), the Company recorded after-tax share-based compensation expense of $7.2 million, or $0.10 per basic and diluted share related to stock option awards for the year ended December 31, 2007, net of a tax benefit of $1.8 million compared to $7.7 million, or $0.10 per basic and diluted share, related to stock option awards for the year ended December 31, 2006, net of a tax benefit of $1.5 million. As of December 31, 2007, there was approximately $10.2 million of unrecognized compensation cost related to nonvested stock options. Such cost is expected to be recognized over a weighted average period of 1.5 years.

        Under the modified prospective method of transition under SFAS No.123(R), the Company is not required to restate its prior period financial statements to reflect expensing of share-based compensation under SFAS No. 123(R). Therefore, the results for 2007 and 2006 are not comparable to 2005. As required by SFAS No.123(R), the Company has presented pro forma disclosures of its net

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Share Capital (Continued)

income and earnings per share for 2005 assuming the estimated fair value of the options granted prior to January 1, 2006 is amortized to expense over the requisite service period, as indicated below:

(U.S. dollars in thousands, except share data)	Year Ended December 31, 2005
Net income, as reported	$256,486
Total share-based employee compensation expense under fair value method, net of income taxes	(4,307)

Pro forma net income	$252,179

Earnings per share—basic:
As reported	$7.26
Pro forma	$7.14
Earnings per share—diluted:
As reported	$3.43
Pro forma	$3.37

        For purposes of disclosure in the foregoing table and for purposes of determining estimated fair value under SFAS No. 123(R), the Company has computed the estimated fair values of share-based compensation related to stock options using the Black-Scholes option valuation model and has applied the assumptions set forth in the following table. As described above, in September 2005, the Company's board of directors approved a longer vesting period for future awards to vest over a three year period: one-third on the first, second and third anniversaries of the grant date. The Company increased the expected life assumption for stock options granted beginning in September 2005 to six years after considering the increase in the vesting period, the ten year contractual term of the option awards, the historical share option exercise experience, peer data and guidance from the Securities and Exchange Commission as contained in Staff Accounting Bulletin No. 107 permitting the initial application of a "simplified" method for options granted, which is based on the average of the vesting term and the contractual term of the option. Previously, the Company calculated the estimated life based on the expectation that options would be exercised within five years on average after consideration of the vesting and contractual terms, historical share option exercise experience and peer data. The Company based its estimate of expected volatility for options granted during the year ended December 31, 2007 on daily historical trading data of its common shares from September 20, 2002, the date marking the completion of the Company's transition as a worldwide insurance and reinsurance company. For options granted during the years ended December 31, 2006 and 2005, the Company based its volatility estimate under the same method used for 2007, using the period from September 20, 2002 through the last day of the applicable period.

	Years Ended December 31,
	2007	2006	2005
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	19.6%	21.3%	20.9%
Risk free interest rate	5.0%	4.6%	4.2%
Expected option life	6.0 years	6.0 years	5.8 years

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Share Capital (Continued)

        The Black-Scholes option pricing model requires the input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models may not provide a reliable single measure of the fair value of its employee stock options. In addition, management will continue to assess the assumptions and methodologies used to calculate estimated fair value of share-based compensation. Circumstances may change and additional data may become available over time, which result in changes to these assumptions and methodologies, and which could materially impact the Company's fair value determination.

        A summary of option activity under the Company's Long Term Incentive and Share Award Plans during the year ended December 31, 2007 is presented below:

	Year Ended December 31, 2007
	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of year	5,669,994	$30.97
Granted	338,430	$69.96
Exercised	(497,063)	$28.79
Forfeited or expired	(25,328)	$58.22

Outstanding, end of period	5,486,033	$33.45

Exercisable, end of period	4,436,702	$27.03

        The weighted average grant-date fair value of options granted during the years ended December 31, 2007, 2006 and 2005 was $22.48, $18.21 and $15.08, respectively. The aggregate intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was approximately $20.0 million, $27.4 million, and $19.9 million, respectively and represents the difference between the exercise price of the option and the closing market price of the Company's common shares on the exercise dates.

        The aggregate intrinsic value of the Company's outstanding and exercisable stock options at December 31, 2007 was $202.5 million and $192.2 million, respectively. The weighted average remaining contractual life of the Company's outstanding and exercisable stock options at December 31, 2007 was 5.4 years and 4.6 years, respectively. During the year ended December 31, 2007, the Company received proceeds of $13.7 million from the exercise of stock options and recognized a tax benefit of $5.1 million from the exercise of such options.

  Restricted Common Shares and Restricted Units

        The Company also issues restricted share and unit awards to officers, for which the fair value is equal to the fair market values of the Company's Common Shares on the grant dates. Compensation equal to the fair value of the shares at the measurement date is amortized and charged to income over the requisite service period, which is generally the vesting period unless the employee is retirement eligible. Restricted share and unit awards granted prior to September 2005 generally vest over a two

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Share Capital (Continued)

year period: one-third immediately on the grant date and one-third on the first and second anniversaries of the grant date. In September 2005, the Company's board of directors approved a longer vesting period for future restricted share and unit awards to vest over a three year period: one-third on the first, second and third anniversaries of the grant date. Refer to Note 2(l) for details related to the Company's accounting for restricted share and unit awards.

        The Company recorded $12.9 million of share-based compensation expense, net of a tax benefit of $2.3 million, related to restricted share and unit awards for 2007 as required by the provisions of SFAS No.123(R), compared to $7.0 million, net of a tax benefit of $1.1 million, for 2006 and $6.8 million, net of a tax benefit of $1.4 million, for 2005. As of December 31, 2007, there were $17.4 million and $1.9 million, respectively, of unrecognized compensation costs related to unvested restricted share and unit awards which are expected to be recognized over a weighted average period of 1.8 years and 2.0 years, respectively.

        A summary of restricted share and unit activity under the Company's Long Term Incentive and Share Award Plans for 2007 is presented below:

	Restricted Common Shares	Restricted Unit Awards
Non-Vested Shares:
Unvested balance, beginning of year	332,371	91,514
Granted	331,732	29,750
Vested	(205,104)	(4,811)
Forfeited	(7,486)	—

Unvested balance, end of year	451,513	116,453

Weighted Average Grant Date Fair Value:
Unvested balance, beginning of year	$48.15	—
Granted	$69.95	—
Vested	$47.83	—
Forfeited	$58.70	—
Unvested balance, end of year	$64.13	—

        During 2007, 2006 and 2005, the Company granted an aggregate of 361,482, 141,516 and 184,256 restricted share and restricted unit awards, respectively, with weighted average grant date fair values of $69.94, $56.94 and $48.97, respectively. During 2007, 2006 and 2005, the aggregate fair value of restricted shares and units that vested was $14.3 million, $31.0 million and $7.5 million, respectively. The aggregate intrinsic value of restricted units outstanding and exercisable at December 31, 2007 was $8.2 million and $5.6 million, respectively. The issuance of restricted shares and units and amortization thereon has no effect on the Company's consolidated shareholders' equity.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Share Capital (Continued)

  Preferred Shares

        During 2006, ACGL completed two public offerings of non-cumulative preferred shares ("Preferred Shares"). On February 1, 2006, $200.0 million principal amount of 8.0% series A non-cumulative preferred shares ("Series A Preferred Shares") were issued with net proceeds of $193.5 million and, on May 24, 2006, $125.0 million principal amount of 7.875% series B non-cumulative preferred shares ("Series B Preferred Shares") were issued with net proceeds of $120.9 million. The net proceeds of the offerings were used to support the underwriting activities of ACGL's insurance and reinsurance subsidiaries. ACGL has the right to redeem all or a portion of each series of Preferred Shares at a redemption price of $25.00 per share on or after (1) February 1, 2011 for the Series A Preferred Shares and (2) May 15, 2011 for the Series B Preferred Shares. Dividends on the Preferred Shares are non-cumulative. Consequently, in the event dividends are not declared on the Preferred Shares for any dividend period, holders of Preferred Shares will not be entitled to receive a dividend for such period, and such undeclared dividend will not accrue and will not be payable. Holders of Preferred Shares will be entitled to receive dividend payments only when, as and if declared by ACGL's board of directors or a duly authorized committee of the board of directors. Any such dividends will be payable from the date of original issue on a non-cumulative basis, quarterly in arrears. To the extent declared, these dividends will accumulate, with respect to each dividend period, in an amount per share equal to 8.0% of the $25.00 liquidation preference per annum for the Series A Preferred Shares and 7.875% of the $25.00 liquidation preference per annum for the Series B Preferred Shares. For 2007 and 2006, the Company paid $25.8 million and $17.4 million to holders of the Preferred Shares and, at December 31, 2007, had declared an aggregate of $3.3 million of dividends to be paid to holders of the Preferred Shares.

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

        Pursuant to the Subscription Agreement, an adjustment basket relating to certain non-core operations was calculated during the 2003 fourth quarter for purposes of determining whether the Company would be required to issue additional Preference Shares to the investors as a purchase price adjustment. In February 2004, the parties agreed that no purchase price adjustment was required pursuant to such calculation and, accordingly, no additional preference shares were issued to the investors. In November 2005, a final adjustment basket was calculated based on (1) liabilities owed to Folksamerica (if any) under the Asset Purchase Agreement, dated as of January 10, 2000, between the Company and Folksamerica, and (2) specified tax and ERISA matters under the Subscription Agreement. No additional shares were issued as a result of such calculation. In May 2007, the Hellman & Friedman funds ceased to own shares of ACGL and their rights under the shareholders agreement with ACGL terminated.

        Pursuant to the shareholders agreement, the Company agreed to restrictions on the composition of its Board of Directors. Pursuant to this agreement, Warburg Pincus is entitled (until 2011) to nominate

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Share Capital (Continued)

a prescribed number of directors based on the respective retained percentages of their Preference Shares purchased in November 2001. Currently, the Company's Board of Directors consists of nine members, including three directors nominated by Warburg Pincus.

        In addition, the Company agreed (until 2011) not to declare any dividend or make any other distribution on its Common Shares, and not to repurchase any Common Shares, until it has repurchased from funds affiliated with Warburg Pincus, pro rata, on the basis of the amount of their investment in the Company at the time of such repurchase, Common Shares (which were issued pursuant to the conversion of all outstanding Preference Shares in the 2005 fourth quarter) having an aggregate value of $250 million, at a per share price acceptable to them. No such shares have yet been repurchased.

  Voting Rights Limitation

        At December 31, 2003, the bye-laws of the Company contain a provision limiting the rights of any U.S. person (as defined in section 7701(a)(30) of the Code), that owns shares of the Company, directly, indirectly or constructively (within the meaning of section 958 of the Code), representing more than 9.9% of the voting power of all shares entitled to vote generally at an election of directors. The votes conferred by such shares or such U.S. person will be reduced by whatever amount is necessary so that after any such reduction the votes conferred by the shares of such person will constitute 9.9% of the total voting power of all shares entitled to vote generally at an election of directors. Notwithstanding this provision, the Board of Directors may make such final adjustments to the aggregate number of votes conferred by the shares of any U.S. person that the Board of Directors considers fair and reasonable in all circumstances to ensure that such votes represent 9.9% of the aggregate voting power of the votes conferred by all shares of the Company entitled to vote generally at an election of directors. The Company will assume that all shareholders (other than Warburg Pincus) are U.S. persons unless they otherwise receive assurance satisfactory to them that they are not U.S. persons.

14. Retirement Plans

        For purposes of providing employees with retirement benefits, the Company maintains defined contribution retirement plans. Contributions are based on the participants' eligible compensation. For 2007, 2006 and 2005, the Company expensed approximately $15.4 million, $13.8 million and $11.3 million, respectively, related to these retirement plans.

15. Statutory Information

  Bermuda

        Under The Insurance Act 1978, as Amended, and Related Regulations of Bermuda (the "Insurance Act"), Arch Re Bermuda, the Company's Bermuda reinsurance and insurance subsidiary, is required to prepare statutory financial statements and file a statutory financial return in Bermuda. The Insurance Act also requires Arch Re Bermuda to maintain certain measures of solvency and liquidity during the year. Declarations of dividends from retained earnings and distributions from additional paid-in-capital are subject to these solvency and liquidity requirements being met. At December 31, 2007, 2006 and 2005, such requirements were met.

        At December 31, 2007 and 2006, as determined under Bermuda law, Arch Re Bermuda had statutory capital of $2.0 billion and $1.98 billion, respectively, and statutory capital and surplus of $3.73 billion and $3.32 billion, respectively. Such amounts include interests in U.S. insurance and

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Statutory Information (Continued)

reinsurance subsidiaries. Arch Re Bermuda recorded statutory net income of $909.1 million, $774.3 million and $271.4 million for 2007, 2006 and 2005, respectively. The primary difference between net income and capital and surplus presented under Bermuda statutory accounting principles and net income and shareholder's equity presented in accordance with U.S. GAAP relates to deferred acquisition costs.

        Under the Insurance Act, Arch Re Bermuda is registered as a Class 4 insurer and reinsurer, and is restricted with respect to the payment of dividends. Arch Re Bermuda is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year's statutory balance sheet) unless it files, at least seven days before payment of such dividends, with the Bermuda Monetary Authority an affidavit stating that it will continue to meet the required margins. In addition, Arch Re Bermuda is prohibited, without prior approval of the Bermuda Monetary Authority, from reducing by 15% or more its total statutory capital, as set out in its previous year's statutory financial statements. Accordingly, Arch Re Bermuda can pay approximately $933 million to ACGL during 2008 without providing an affidavit to the Bermuda Monetary Authority, as discussed above.

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

        Combined statutory surplus of the Company's U.S. insurance and reinsurance subsidiaries was $719.0 million and $691.7 million at December 31, 2007 and 2006, respectively. The Company's U.S. insurance and reinsurance subsidiaries had combined statutory net income of $42.2 million, $55.1 million and $54.5 million for 2007, 2006 and 2005, respectively.

        The Company's U.S. insurance and reinsurance subsidiaries are subject to insurance laws and regulations in the jurisdictions in which they operate. The ability of the Company's regulated insurance subsidiaries to pay dividends or make distributions is dependent on their ability to meet applicable regulatory standards. These regulations include restrictions that limit the amount of dividends or other distributions, such as loans or cash advances, available to shareholders without prior approval of the insurance regulatory authorities. Dividends or distributions, if any, made by the Company's U.S. regulated insurance and reinsurance subsidiaries to non-insurance affiliates would result in an increase in available capital at Arch-U.S., the Company's U.S. holding company, which is owned by Arch Re Bermuda. The Company's U.S. insurance and reinsurance subsidiaries can pay approximately $113.9 million in dividends or distributions during 2008 without prior regulatory approval. Such dividends or distributions may be subject to applicable withholding or other taxes.

  United Kingdom

        The Company's U.K. subsidiary, Arch-Europe, was licensed and authorized by the Financial Services Authority ("FSA") to underwrite all classes of general insurance in the U.K. in May 2004.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Statutory Information (Continued)

Arch-Europe must file annual audited financial statements in accordance with United Kingdom Generally Accepted Accounting Principles ("U.K. GAAP") with Companies House under the Companies Act 1985 (as amended). In addition, Arch Europe is required to file regulatory returns with the FSA, which regulates insurance and reinsurance companies operating from the U.K. The financial statements required to be submitted to Companies House form the basis for the regulatory return required to be submitted to the FSA. The FSA's capital adequacy and solvency regulations require a margin of capital to be determined by the Company's own individual capital assessment ("ICA") to value capital adequacy. The model the company uses to determine the capital requirement is reviewed and approved by the FSA who then issue an individual capital guidance ("ICG"). For Arch-Europe, the ICG is the same as its own ICA.

        Under U.K. law, all U.K. companies are restricted from declaring a dividend to their shareholders unless they have "profits available for distribution." The calculation as to whether a company has sufficient profits is based on its accumulated realized profits minus its accumulated realized losses. U.K. insurance regulatory laws do not prohibit the payment of dividends, but the FSA requires that insurance companies maintain certain solvency margins and may restrict the payment of a dividend by Arch-Europe. Arch-Europe can pay approximately £8.4 million, or $16.7 million, in dividends to ACGL during 2008 without prior notice and approval by the FSA. Shareholder's equity of Arch-Europe under U.K. GAAP at December 31, 2007 was £58.6 million, or approximately $117.1 million, compared to £54.5 million, or approximately $106.5 million, at December 31, 2006. Arch-Europe had U.K. GAAP net income of £2.8 million, or approximately $5.6 million, for 2007, compared to £0.8 million, or approximately $1.5 million, for 2006 and £4.3 million, or approximately $7.6 million, for 2005.

16. Legal Proceedings

        The Company, in common with the insurance industry in general, is subject to litigation and arbitration in the normal course of its business. As of December 31, 2007, the Company was not a party to any material litigation or arbitration other than as a part of the ordinary course of business in relation to claims and reinsurance recoverable matters, none of which is expected by management to have a significant adverse effect on the Company's results of operations and financial condition and liquidity.

17. Subsequent Event

        On January 22, 2008, Arch Re Bermuda and Gulf Investment Corporation GSC ("GIC" and, together with Arch Re Bermuda, the "Shareholders"), entered into a Joint Venture Agreement (the "Agreement"), for the purpose of forming a reinsurance company (the "Joint Venture") in the Dubai International Financial Centre. GIC is owned equally by the six member states of the Gulf Cooperation Council ("GCC"), which include Bahrain, Kuwait, Oman, Qatar, Saudi Arabia and the United Arab Emirates. The Joint Venture will write a broad range of property and casualty reinsurance, including aviation, energy, commercial transportation, marine, engineered risks and property, on both a treaty and facultative basis, primarily in those member states of the GCC. The initial total capital of the Joint Venture, which will be provided by Arch Re Bermuda and GIC equally, will consist of $200 million, plus an additional $200 million to be funded depending on the Joint Venture's business needs. The Joint Venture's underwriting activities are expected to commence during the first half of 2008, subject to approval by the Dubai Financial Services Authority.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Unaudited Quarterly Financial Information

        Following is a summary of quarterly financial data:

(U.S. dollars in thousands, except share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
2007 Income Statement Data:
Net premiums written	$577,666	$694,630	$757,895	$871,745

Net premiums earned	$712,216	$735,529	$751,412	$745,493
Fee income	1,866	1,610	2,091	1,969
Other income	5,483	2,696	265	604
Net investment income	119,901	113,181	117,299	112,689
Net realized gains (losses)	18,732	14,147	(3,757)	(981)
Losses and loss adjustment expenses	(395,751)	(402,695)	(425,663)	(420,061)
Acquisition expenses	(111,702)	(131,424)	(117,277)	(120,128)
Other operating expenses	(101,275)	(95,545)	(100,505)	(90,813)
Interest expense	(5,523)	(5,524)	(5,523)	(5,523)
Net foreign exchange losses	(4,121)	(23,656)	(6,450)	(9,742)
Income tax benefit (expense)	1,044	(2,113)	(6,037)	(8,495)

Net income	240,870	206,206	205,855	205,012
Preferred dividends	(6,461)	(6,461)	(6,461)	(6,461)

Net income available to common shareholders	$234,409	$199,745	$199,394	$198,551

Net income per common share data
Basic	$3.44	$2.87	$2.75	$2.69
Diluted	$3.31	$2.76	$2.65	$2.59
2006 Income Statement Data:
Net premiums written	$601,916	$747,225	$794,558	$873,719

Net premiums earned	$765,041	$757,573	$797,450	$761,601
Fee income	2,272	2,269	3,468	1,805
Other income	431	—	—	—
Net investment income	107,754	101,622	90,503	80,326
Net realized gains (losses)	27,263	(11,115)	(32,202)	(3,383)
Losses and loss adjustment expenses	(414,368)	(445,748)	(462,255)	(468,178)
Acquisition expenses	(148,129)	(117,529)	(148,581)	(129,672)
Other operating expenses	(82,167)	(82,791)	(84,367)	(82,977)
Interest expense	(5,523)	(5,361)	(5,651)	(5,555)
Net foreign exchange losses	(8,283)	(4,251)	(1,146)	(10,253)
Income tax benefit (expense)	1,448	(2,371)	(14,332)	(11,424)

Net income	245,739	192,298	142,887	132,290
Preferred dividends	(6,461)	(6,488)	(5,039)	(2,667)

Net income available to common shareholders	$239,278	$185,810	$137,848	$129,623

Net income per common share data
Basic	$3.25	$2.54	$1.88	$1.78
Diluted	$3.12	$2.44	$1.81	$1.71

SCHEDULE I

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

SUMMARY OF INVESTMENTS

OTHER THAN INVESTMENTS IN RELATED PARTIES

(U.S. dollars in thousands)

	December 31, 2007
	Amortized Cost	Fair Value	Amount at Which Shown in the Balance Sheet
Fixed maturities and fixed maturities pledged under securities lending agreements(1):
Corporate bonds	$2,423,225	$2,452,527	$2,452,527
Commercial mortgage backed securities	1,298,899	1,315,680	1,315,680
Mortgage backed securities	1,224,472	1,234,596	1,234,596
U.S. government and government agencies	1,144,272	1,165,423	1,165,423
Asset backed securities	1,002,552	1,008,030	1,008,030
Municipal bonds	977,307	990,325	990,325
Non-U.S. government securities	409,267	434,243	434,243

Total	8,479,994	8,600,824	8,600,824
Other investments	559,925	589,669	589,669
Short-term investments	700,489	699,255	699,255

Total investments(2)	$9,740,408	$9,889,748	$9,889,748

(1)
In securities lending transactions, the Company receives collateral in excess of the market value of the fixed maturities and short-term investments pledged under securities lending agreements. For purposes of this table, the Company has excluded the $1.5 billion of collateral received which is reflected as "short-term investment of funds received under securities lending agreements, at fair value" and included the $1.46 billion of "fixed maturities and short-term investments pledged under securities lending agreements, at fair value."

(2)
Includes certain securities transactions entered into but not settled at the balance sheet date. Net of such amounts, total investments at fair value were approximately $9.88 billion.

SCHEDULE II

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Balance Sheet
(Parent Company Only)
(U.S. dollars in thousands)

	December 31,
	2007	2006
Assets
Investments in wholly owned subsidiaries	$4,309,166	$3,882,313
Short-term investments available for sale, at fair value	28,688	5,867
Cash	7,631	8,323
Other assets	4,750	6,507

Total Assets	$4,350,235	$3,903,010

Liabilities
Senior notes	$300,000	$300,000
Accounts payable and other liabilities	14,424	12,391

Total Liabilities	314,424	312,391

Shareholders' Equity
Non-cumulative preferred shares ($0.01 par value, 50,000,000 shares authorized)
—Series A (issued: 2007 and 2006, 8,000,000)	80	80
—Series B (issued: 2007 and 2006, 5,000,000)	50	50
Common shares ($0.01 par value, 200,000,000 shares authorized, issued: 2007, 67,318,466; 2006, 74,270,466)	673	743
Additional paid-in capital	1,451,667	1,944,304
Retained earnings	2,428,117	1,593,907
Accumulated other comprehensive income, net of deferred income tax	155,224	51,535

Total Shareholders' Equity	4,035,811	3,590,619

Total Liabilities and Shareholders' Equity	$4,350,235	$3,903,010

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

Statement of Income
(Parent Company Only)
(U.S. dollars in thousands)

	Years Ended December 31,
	2007	2006	2005
Revenues
Net investment income	$1,185	$801	$220
Net realized gains (losses)	206	(27)	(41)

Total revenues	1,391	774	179

Expenses
Operating expenses	31,560	28,537	26,146
Interest expense	22,093	22,090	22,504

Total expenses	53,653	50,627	48,650

Loss before income taxes	(52,262)	(49,853)	(48,471)
Income tax benefit	—	—	—

Loss before equity in net income of wholly owned subsidiaries	(52,262)	(49,853)	(48,471)
Equity in net income of wholly owned subsidiaries	910,205	763,067	304,957

Net income	857,943	713,214	256,486
Preferred dividends	(25,844)	(20,655)	—

Net income available to common shareholders	$832,099	$692,559	$256,486

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

Statement of Cash Flows
(Parent Company Only)
(U.S. dollars in thousands)

	Years Ended December 31,
	2007	2006	2005
Operating Activities
Net income	$857,943	$713,214	$256,486
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Equity in net income of wholly owned subsidiaries	(910,205)	(763,067)	(304,957)
Net realized (gains) losses	(206)	27	41
Share-based compensation	9,063	7,639	3,152
Dividends received from subsidiary	602,050	22,050	22,050
Net change in other assets and liabilities	12,645	11,042	17,689

Net Cash Provided By (Used For) Operating Activities	571,290	(9,095)	(5,539)
Investing Activities:
Purchases of fixed maturity investments	—	—	(55)
Proceeds from sales of fixed maturity investments	—	628	2,303
Net (purchases) sales of short-term investments	(22,540)	6,847	(9,499)
Change in short-term investment of funds received under securities lending agreements, at fair value	—	691	(691)
Capital contributed to subsidiaries	—	(314,350)	—
Purchase of furniture, equipment and other	(30)	—	—

Net Cash Used For Investing Activities	(22,570)	(306,184)	(7,942)
Financing Activities:
Purchases of common shares under share repurchase program	(537,066)	—	—
Proceeds from common shares issued, net of repurchases	13,498	19,683	20,249
Proceeds from preferred shares issued, net of issuance costs	—	314,388	—
Change in securities lending collateral	—	(691)	691
Preferred dividends paid	(25,844)	(17,353)	—

Net Cash (Used For) Provided By Financing Activities	(549,412)	316,027	20,940
Decrease (increase) in cash	(692)	748	7,459
Cash beginning of year	8,323	7,575	116

Cash end of year	$7,631	$8,323	$7,575

SCHEDULE III

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
(U.S. dollars in thousands)

	Deferred Acquisition Costs, Net	Reserves for Losses and Loss Adjustment Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income(1)	Net Losses and Loss Adjustment Expenses Incurred	Amortization of Deferred Acquisition Costs	Other Operating Expenses(2)	Net Premiums Written
December 31, 2007
Insurance	$146,455	$4,301,647	$1,028,785	$1,702,343	NM	$1,077,769	$201,703	$276,388	$1,717,548
Reinsurance	143,604	2,790,805	737,096	1,242,307	NM	566,401	278,828	81,059	1,184,388

Total	$290,059	$7,092,452	$1,765,881	$2,944,650	NM	$1,644,170	$480,531	$357,447	$2,901,936

December 31, 2006
Insurance	$125,001	$3,806,618	$1,011,490	$1,600,854	NM	$1,017,263	$175,740	$249,637	$1,652,056
Reinsurance	165,998	2,656,422	780,432	1,480,811	NM	773,286	368,171	53,533	1,365,362

Total	$290,999	$6,463,040	$1,791,922	$3,081,665	NM	$1,790,549	$543,911	$303,170	$3,017,418

December 31, 2005
Insurance	$108,477	$3,069,354	$913,084	$1,392,114	NM	$949,996	$137,804	$221,934	$1,481,300
Reinsurance	208,880	2,383,472	786,607	1,585,602	NM	1,051,953	442,116	52,192	1,657,472

Total	$317,357	$5,452,826	$1,699,691	$2,977,716	NM	$2,001,949	579,920	274,126	$3,138,772

(1)
The Company does not manage its assets by segment and, accordingly, net investment income is not allocated to each underwriting segment. See Note 3.

(2)
Certain other operating expenses relate to the Company's corporate and other segment (non-underwriting). Such amounts are not reflected in the table above. See Note 3.

SCHEDULE IV

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
REINSURANCE
(U.S. dollars in thousands)

	Gross Amount	Ceded to Other Companies(1)	Assumed From Other Companies(1)	Net Amount	Percentage of Amount Assumed to Net
Year Ended December 31, 2007
Premiums Written:
Insurance	$2,563,011	$(942,754)	$97,291	$1,717,548	5.7%
Reinsurance	1,891	(333,257)	1,515,754	1,184,388	128.0%

Total	$2,564,902	$(1,238,207)	$1,575,241	$2,901,936	54.3%

Year Ended December 31, 2006
Premiums Written:
Insurance	$2,572,775	$(972,701)	$51,982	$1,652,056	3.1%
Reinsurance	161	(338,434)	1,703,635	1,365,362	124.8%

Total	$2,572,936	$(1,265,031)	$1,709,513	$3,017,418	56.7%

Year Ended December 31, 2005
Premiums Written:
Insurance	$2,268,418	$(844,332)	$57,214	$1,481,300	3.9%
Reinsurance	(95)	(93,367)	1,750,934	1,657,472	105.6%

Total	$2,268,323	$(876,045)	$1,746,494	$3,138,772	55.6%

(1)
Certain amounts included in the gross premiums written of each segment are related to intersegment transactions and are included in the gross premiums written of each segment. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total. For 2007, 2006 and 2005, the insurance segment results include $1.0 million, $1.0 million and $3.2 million, respectively, of gross premiums written and assumed through intersegment transactions. For 2007, 2006 and 2005, the reinsurance segment results include $36.8 million, $45.1 million and $58.4 million, respectively, of gross premiums written and assumed through intersegment transactions. See Note 3.

SCHEDULE VI

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
SUPPLEMENTARY INFORMATION FOR PROPERTY AND CASUALTY INSURANCE UNDERWRITERS
(U.S. dollars in thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H		Column I	Column J	Column K
							Net Losses and Loss Adjustment Expenses Incurred Related to
		Reserves for Losses and Loss Adjustment Expenses								Net Paid Losses and Loss Adjustment Expenses
Affiliation with Registrant	Deferred Acquisition Costs, Net		Discount, if any, deducted in Column C	Unearned Premiums	Net Premiums Earned	Net Investment Income(1)	(1) Current Year	(2) Prior Years	Amortization of Deferred Acquisition Costs		Net Premiums Written
Insurance
2007	$146,455	$4,301,647	$2,081	$1,028,785	$1,702,343	NM	$1,090,423	$(12,654)	$201,703	$603,156	$1,717,548
2006	125,001	3,806,618	—	1,011,490	1,600,854	NM	1,025,564	(8,301)	175,740	518,662	1,652,056
2005	108,477	3,069,354	—	913,084	1,392,114	NM	977,763	(27,767)	137,804	318,195	1,481,300
Reinsurance
2007	$143,604	$2,790,805	—	$737,096	$1,242,307	NM	$739,108	$(172,707)	$278,828	$514,257	$1,184,388
2006	165,998	2,656,422	—	780,432	1,480,811	NM	841,780	(68,494)	368,171	471,772	1,365,362
2005	208,880	2,383,472	—	786,607	1,585,602	NM	1,143,199	(91,246)	442,116	439,994	1,657,472

(1)
The Company does not manage its assets by segment and, accordingly, net investment income is not allocated to each underwriting segment. See Note 3.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Memorandum of Association of Arch Capital Group Ltd. ("ACGL")(l)
3.2	Bye-Laws of ACGL(l)
3.3.1	Form of Amended and Restated Bye-law 45 and Bye-law 75(q)
3.3.2	Form of Amended and Restated Bye-law 20(u)
4.1.1	Certificate of Designations of Series A Non-Cumulative Preferred Shares(ss)
4.1.2	Certificate of Designations of Series B Non-Cumulative Preferred Shares(xx)
4.2.1	Specimen Common Share Certificate(n)
4.2.2	Specimen Series A Non-Cumulative Preferred Share Certificate(ss)
4.2.3	Specimen Series B Non-Cumulative Preferred Share Certificate(xx)
4.3
Shareholders Agreement, dated as of November 20, 2001, by and among ACGL and the shareholders party thereto, conformed to reflect amendments dated as of January 3, 2002, March 15, 2002 and September 16, 2002(x)
4.4
Subscription Agreement, dated as of October 24, 2001, by and among ACGL and the purchasers party thereto, conformed to reflect amendments dated as of November 20, 2001, January 3, 2002, March 15, 2002 and January 20, 2003 ("Subscription Agreement")(x)
4.5	Agreement, dated as of January 27, 2004, by and among ACGL and the parties thereto, relating to the Subscription Agreement(bb)
4.6	Indenture and First Supplemental Indenture, dated as of May 4, 2004, between ACGL and JPMorgan Chase Bank, N.A. (formerly JPMorgan Chase Bank) ("JPMCB")(cc)
10.1.1	Lease Agreement, dated as of September 26, 2002, between Arch Insurance Company ("Arch Insurance") and BFP One Liberty Plaza Co. LLC ("BFP") ("Lease")(x)
10.1.2	First Lease Modification Agreement, dated as of May 7, 2003, to the Lease(z)
10.1.3	Second Lease Modification Agreement, dated as of July 31, 2003, to the Lease(z)
10.1.4	Third Lease Modification Agreement, dated as of February 18, 2004, to the Lease(bb)
10.1.5	Fourth Lease Modification Agreement, dated as of May 13, 2004, to the Lease(mm)
10.1.6	Fifth Lease Modification Agreement, dated as of December 15, 2005, to the Lease(tt)
10.1.7	Sixth Lease Modification Agreement, dated as of March 29, 2007, to the Lease (filed herewith)
10.2.1	ACGL 1995 Long Term Incentive and Share Award Plan ("1995 Stock Plan")(b)†
10.2.2	First Amendment to the 1995 Stock Plan(c)†
10.3	ACGL 1999 Long Term Incentive and Share Award Plan(g)†
10.4	ACGL Long Term Incentive Plan for New Employees(s)†
10.5.1	ACGL 2002 Long Term Incentive and Share Award Plan ("2002 Plan")(w)†
10.5.2	First Amendment to the 2002 Plan(z)†

10.6	Amended and Restated ACGL Incentive Compensation Plan(vv)†
10.7	ACGL 2007 Long Term Incentive and Share Award Plan(zz)†
10.8.1	ACGL 2007 Employee Share Purchase Plan ("2007 ESPP")(zz)†
10.8.2	Amendment to ACGL 2007 ESPP, dated as of November 7, 2007 (filed herewith) †
10.9.1	Restricted Share Agreements with ACGL—Executive Officers of ACGL—September 19, 1995 grants(d)†
10.9.2	Restricted Share Agreements with ACGL—Marc Grandisson—October 23, 2001 grant(p), February 26, 2004 grant(hh), September 22, 2004 grant(ee) and November 15, 2005 grant(tt)†
10.9.3	Restricted Share Agreement with ACGL—W. Preston Hutchings—July 1, 2005(tt)†
10.9.4	Restricted Share Agreements with ACGL—Louis T. Petrillo—January 30, 2001 grant(p), February 20, 2003 grant(bb) and September 22, 2004 grant(ee)†
10.9.5	Restricted Share Agreements with ACGL—Constantine Iordanou—January 1, 2002 grants(q), February 26, 2004 grant(hh) and September 22, 2004 grant(ee)†
10.9.6
Restricted Share Agreements with ACGL—John D. Vollaro—January 18, 2002 grant ("January Restricted Share Agreement")(v), February 20, 2003 grant(bb), Amendment No. 1 to January Restricted Share Agreement(x) and September 22, 2004 grant(ee)†
10.9.7	Restricted Share Agreement with ACGL substantially in the form signed by Constantine Iordanou, John D. Vollaro and Marc Grandisson—May 11, 2007 grant (filed herewith)†
10.9.8	Restricted Share Agreement with ACGL substantially in the form signed by W. Preston Hutchings and Louis T. Petrillo—May 11, 2007 grant (filed herewith)†
10.9.9	Restricted Share Unit Agreement, dated as of February 20, 2003, between ACGL and Constantine Iordanou(bb)†
10.9.10
Restricted Share Unit Agreements with ACGL—Ralph E. Jones III—February 26, 2004(hh), April 19, 2004(mm), September 22, 2004 grant(ee), May 11, 2007 grant (filed herewith) and Amendment to all of such Restricted Share Unit Agreements, dated as of October 26, 2007 (filed herewith)†
10.9.11	Agreement, dated as of September 17, 2003, between ACGL and John D. Vollaro(bb)†
10.9.12	Restricted Share Agreements with ACGL substantially in the form signed by the Non-Employee Directors of ACGL—2003 annual grants(gg), 2004 annual grants(ff) and 2005 annual grants (filed herewith)†
10.9.13	Restricted Share Agreements with Constantine Iordanou, John D. Vollaro and Marc Grandisson—February 23, 2006(yy)†
10.9.14	Restricted Share Agreements with W. Preston Hutchings and Louis T. Petrillo—February 23, 2006(yy)†
10.9.15	Restricted Share Agreements with Ralph E. Jones III—February 23, 2006(yy)†
10.10.1	Stock Option Agreements with ACGL—Executive Officers of ACGL—1995 and 1996 grants(d), 1997 and 1998 grants(f) and 2000 grants(m)†

10.10.2	Amendments to Stock Option Agreements with ACGL—Executive Officers and Directors of ACGL (dated May 5, 2000)(n)†
10.10.3
Stock Option Agreements with ACGL—Non-Employee Directors of ACGL—initial grants(f)(i), 1996 and 1997 annual grants(c), 1998 annual grants(e), 1999 annual grants(f), 2000 annual grants(i) and 2001 annual grants(n)†
10.10.4	Stock Option Agreements with ACGL—Louis T. Petrillo—January 30, 2001 grant(p), October 23, 2001 grant(p) and September 22, 2004 grant(ee)(kk)†
10.10.5	Stock Option Agreements with ACGL—Marc Grandisson—October 23, 2001 grant(p), September 22, 2004 grant(ee)(kk) and November 15, 2005(tt)†
10.10.6	Stock Option Agreement, dated July 1, 2005, between ACGL and W. Preston Hutchings(tt)†
10.10.7	Amended and Restated Stock Option Agreement, dated as of October 23, 2001, between ACGL and Paul Ingrey(x)†
10.10.8	Stock Option Agreements with ACGL—John M. Pasquesi—October 23, 2001 grants(q)†
10.10.9	Stock Option Agreements with ACGL—Constantine Iordanou—January 1, 2002 grant(q) and September 22, 2004 grant(ee)(ll)†
10.10.10	Stock Option Agreements with ACGL—John D. Vollaro—January 18, 2002 grant(v) and September 22, 2004 grant(ee)(ll)†
10.10.11	Stock Option Agreements with ACGL—Ralph E. Jones III—July 1, 2003 grant(aa) and September 22, 2004 grant(ee)(ll)†
10.10.12	Stock Option Agreements with Constantine Iordanou, John D. Vollaro, Marc Grandisson and Ralph E. Jones III—February 23, 2006(yy)†
10.10.13	Stock Option Agreements with W. Preston Hutchings and Louis T. Petrillo(yy)†
10.11.1	Share Appreciation Right Agreement with ACGL substantially in the form signed by Louis T. Petrillo and W. Preston Hutchings—May 11, 2007 grant (filed herewith)†
10.11.2	Share Appreciation Right Agreement with ACGL substantially in the form signed by Constantine Iordanou, John D. Vollaro, Marc Grandisson and Ralph E. Jones III—May 11, 2007 grant (filed herewith)†
10.12.1	Employment and Change in Control Agreement, dated as of May 5, 2000, between ACGL and Louis T. Petrillo(k)†
10.12.2	Agreement, dated as of December 5, 2005, between ACGL and Dwight Evans(rr)
10.12.3	Employment Agreement, dated as of October 23, 2001, among ACGL, Arch Re Bermuda and Marc Grandisson ("Grandisson Employment Agreement")(q)†
10.12.4	Amendment, dated as of November 16, 2005, to Grandisson Employment Agreement(tt)†
10.12.5	Employment Letter Agreement, dated as of May 29, 2005, between ACGL and W. Preston Hutchings(pp)†
10.12.6	Employment Agreement, dated as of November 28, 2007 between ACGL and Constantine Iordanou(bbb)†
10.12.7	Employment Agreement, dated as of January 18, 2002, between ACGL and John Vollaro ("Vollaro Employment Agreement")(v)†

10.12.8	Amendment, dated as of April 27, 2005, to Vollaro Employment Agreement(nn)†
10.12.9	Employment Agreement, dated as of June 4, 2003, between Arch Insurance Group Inc. ("Arch Insurance Group") and Ralph E. Jones III(y)†
10.12.10	Agreement, dated as of September 6, 2005, between ACGL and Robert Clements(qq)
10.12.11	Agreement, effective as of July 31, 2003, between ACGL and Peter A. Appel(aa)
10.12.12	Employment Agreement, dated as of April 6, 2004, between ACGL and Paul Ingrey ("Ingrey Employment Agreement")(gg)†
10.12.13	Amendment, dated as of September 18, 2006, to Ingrey Employment Agreement(yy)†
10.13	Assumption of Change in Control Agreements(n)†
10.14	ACGL 1995 Employee Stock Purchase Plan(a)†
10.15.1
Arch U.S. Executive Supplemental Non-Qualified Savings and Retirement Plan (formerly sponsored by and known as the Arch Re Executive Supplemental Non-Qualified Savings and Retirement Plan) ("Supplemental Plan") and related Trust Agreement(b) †
10.15.2	Amendment No. 1 to the Adoption Agreement relating to the Supplemental Plan(c)†
10.15.3	Amendment No. 2 to the Adoption Agreement relating to the Supplemental Plan(f)†
10.15.4	Amendments to the Adoption Agreement and Trust Agreement relating to the Supplemental Plan(tt)†
10.16	Asset Purchase Agreement, dated as of January 10, 2000, by and among Arch U.S., Folksamerica Holding Company, Inc. ("FHC") and Folksamerica(h)
10.17	Transfer and Assumption Agreement, dated May 5, 2000, between Arch Reinsurance Company (formerly Risk Capital Reinsurance Company) ("Arch Re U.S.") and Folksamerica(j)
10.18	Escrow Agreement, dated December 28, 2000, by and among ACGL, FHC, Folksamerica and the Escrow Agent(n)
10.19	Agreement, dated May 5, 2000, by and among Arch U.S., Arch Re U.S., FHC and Folksamerica regarding Aviation Business(l)
10.20	Agreement and Plan of Merger, dated as of September 25, 2000, by and among Arch U.S., ACGL, The Arch Purpose Trust and Arch Merger Corp.(l)
10.21
Agreement, dated November 20, 2001, by and among ACGL, Warburg Pincus Private Equity VIII, L.P., Warburg Pincus International Partners, L.P., Warburg Pincus Netherlands International Partners I, C.V., Warburg Pincus Netherlands International II, C.V. and HFCP IV (Bermuda), L.P. (collectively, the "Original Signatories") and Orbital Holdings, Ltd.(q)
10.22	Agreement, dated November 20, 2001, by and among ACGL, the Original Signatories and Insurance Private Equity Investors, L.L.C.(q)
10.23
Agreement, dated November 20, 2001, by and among ACGL, the Original Signatories and Farallon Capital Partners, L.P., Farallon Capital Institutional Partners II, L.P., Farallon Capital Institutional Partners III, L.P. and RR Capital Partners, L.P.(q)
10.24
Agreement, dated as of November 8, 2001, by and among ACGL, the Original Signatories, Trident, Trident II, L.P., Mash & McLennan Risk Capital Holdings, Ltd., Marsh & McLennan Capital Professionals Fund, L.P. and Marsh & McLennan Employees' Securities Company, L.P.(p)

10.25	Management Subscription Agreement, dated as of October 24, 2001, between ACGL and certain members of management(p)
10.26.1
Second Amended and Restated Credit Agreement, dated as of August 30, 2006 ("Second Amended and Restated Credit Agreement"), by and among ACGL, Arch Capital Group (U.S.) Inc., Arch Reinsurance Ltd. ("Arch Re Bermuda"), Arch Reinsurance Company, Arch Insurance Company, Arch Specialty Insurance Company, Arch Excess & Surplus Insurance Company, Western Diversified Casualty Insurance Company and Arch Insurance Company (Europe) Limited, with Barclays Bank Plc, The Bank of New York, Calyon, New York Branch, Citibank, N.A., ING Bank N.V., London Branch, Lloyd's TSB Bank plc, and Wachovia Bank, N.A., as documentation agents, Bank of America, N.A., as syndication agent, JPMCB, as administrative agent, and the lenders named therein(ww)
10.26.2	First Amendment to the Second Amended and Restated Credit Agreement, dated as of October 1, 2007(aaa)
10.27
Letter of Credit and Reimbursement Agreement, dated as of December 12, 2007, Arch Re Bermuda, Lloyds TSB Bank plc, as agent ("Lloyds TSB"), Lloyds TSB, ING Bank N.V., London Branch, and Barclays Bank plc, as original lenders, and Lloyds TSB as mandated lead arranger(ccc)
10.28.1
Stock Purchase Agreement, dated as of May 13, 2004, by and among Protective Underwriting Services, Inc. ("Protective"), Arch Capital Holdings Ltd. ("Arch Capital Holdings") and ACGL, as amended by Amendment No. 1, dated as of July 9, 2004, Amendment No. 2, dated as of July 13, 2004, Amendment No. 3, dated as of July 16, 2004 and Amendment No. 4, dated as of July 28, 2004(hh)
10.28.2	Waiver Letter Agreement related to the Stock Purchase Agreement, dated as of October 5, 2004, signed by Arch Capital Holdings, ACGL and Protective(ii)
12	Statement regarding computation of ratios (filed herewith)
21	Subsidiaries of Registrant (filed herewith)
23	Consent of PricewaterhouseCoopers LLP (filed herewith)
24	Powers of Attorney (filed herewith)
25	Form T-1 Statement of Eligibility of Trustee(jj)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

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

(n)
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

(s)
Filed as an exhibit to our Registration Statement on Form S-8 (No. 333-72182), as filed with the SEC on January 8, 2002, and incorporated by reference.

(t)
Filed as an exhibit to our Registration Statement on Form S-3 (No. 333-82612), as filed with the SEC on February 12, 2002, and incorporated by reference.

(u)
Filed as an annex to our Definitive Proxy Statement, as filed with the SEC on June 3, 2002, and incorporated by reference.

(v)
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

(bb)
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

(ee)
Form of agreement filed as an exhibit to our Report on Form 8-K, as filed with the SEC on September 28, 2004, and incorporated by reference.

(ff)
Filed as an exhibit to our Report on Form 8-K. as filed with the SEC on October 6, 2004, and incorporated by reference.

(gg)
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

(kk)
Revised form of agreement originally filed as an exhibit to our Report on Form 8-K, as filed with the SEC on September 28, 2004, and incorporated by reference.

(ll)
Revised form of agreement originally filed as an exhibit to our Report on Form 8-K, as filed with the SEC on September 28, 2004, and incorporated by reference.

(mm)
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

(tt)
Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the SEC on March 13, 2006, and incorporated by reference

(uu)
Filed as an exhibit to our Report on Form 8-K, as filed with the SEC on April 19, 2006, and incorporated by reference.

(vv)
Filed as an exhibit to our Report on Form 10-Q for the period ended March 31, 2006, as filed with the SEC on May 8, 2006, and incorporated by reference

(ww)
Filed as an exhibit to our Report on Form 8-K, as filed with the SEC on August 31, 2006, and incorporated by reference.

(xx)
Filed as an exhibit to our Report on Form 8-K, as filed with the SEC on May 24, 2006, and incorporated by reference.

(yy)
Filed as an exhibit to our Report on Form 10-Q for the period ending September 30, 2006, as filed with the SEC on November 9, 2006.

(zz)
Filed as an appendix to our Definitive Proxy Statement, as filed with the SEC on April 3, 2007, and incorporated by reference.

(aaa)
Filed as an exhibit to our Report on Form 8-K, as filed with the SEC on October 2, 2007, and incorporated by reference.

(bbb)
Filed as an exhibit to our Report on Form 8-K, as filed with the SEC on December 3, 2007, and incorporated by reference.

(ccc)
Filed as an exhibit to our Report on Form 8-K, as filed with the SEC on December 14, 2007, and incorporated by reference.

†
Management contract or compensatory plan or arrangement.

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
ARCH CAPITAL GROUP LTD. TABLE OF CONTENTS
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
PART I
  ITEM 1. BUSINESS
OUR COMPANY
Development of GAAP Reserves Cumulative Redundancy (Deficiency)
TAX MATTERS
  ITEM 1A. RISK FACTORS
  ITEM 1B. UNRESOLVED STAFF COMMENTS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET INFORMATION
HOLDERS
DIVIDENDS
ISSUER PURCHASES OF EQUITY SECURITIES
PERFORMANCE GRAPH
CUMULATIVE TOTAL SHAREHOLDER RETURN (1)(2)(3)
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
  ITEM 9B. OTHER INFORMATION
PART III
  ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
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
Balance Sheet (Parent Company Only) (U.S. dollars in thousands)
Statement of Income (Parent Company Only) (U.S. dollars in thousands)
Statement of Cash Flows (Parent Company Only) (U.S. dollars in thousands)
  SCHEDULE III
ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES SUPPLEMENTARY INSURANCE INFORMATION (U.S. dollars in thousands)
  SCHEDULE IV
ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES REINSURANCE (U.S. dollars in thousands)
  SCHEDULE VI
ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES SUPPLEMENTARY INFORMATION FOR PROPERTY AND CASUALTY INSURANCE UNDERWRITERS (U.S. dollars in thousands)
EXHIBIT INDEX