Form 10-Q
period 2008-03-31
ARCH CAPITAL GROUP LTD.
filed 2008-05-08
CIK 947484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒   Accelerated filer  ☐   Non-accelerated filer   ☐       Smaller reporting company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common shares as of the latest practicable date.

Class	Outstanding at April 30, 2008
Common Shares, $0.01 par value	64,086,081

ARCH CAPITAL GROUP LTD.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Arch Capital Group Ltd.:

We have reviewed the accompanying consolidated balance sheets of Arch Capital Group Ltd. and its subsidiaries (the “Company”) as of March 31, 2008, and the related consolidated statements of income, changes in shareholders’ equity, comprehensive income and cash flows for each of the three-month periods ended March 31, 2008 and March 31, 2007. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2007, and the related consolidated statements of income, changes in shareholders’ equity, comprehensive income, and of cash flows for the year then ended (not presented herein), and in our report dated February 28, 2008, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2007, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

New York, New York

May 8, 2008

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share data)

	(Unaudited)
	March 31,	December 31,
	2008	2007
Assets
Investments:
Fixed maturities available for sale, at fair value (amortized cost: 2008, $7,511,224; 2007, $7,037,272)	$7,591,695	$7,137,998
Short-term investments available for sale, at fair value (amortized cost: 2008, $629,249; 2007, $700,262)	631,285	699,036
Short-term investment of funds received under securities lending agreements, at fair value	1,228,868	1,503,723
Other investments (cost: 2008, $308,075; 2007, $323,950)	316,252	353,694
Investment funds accounted for using the equity method	294,379	235,975
Total investments	10,062,479	9,930,426

Cash	258,680	239,915
Accrued investment income	73,686	73,862
Fixed maturities and short-term investments pledged under securities lending agreements, at fair value	1,190,086	1,463,045
Premiums receivable	880,946	729,628
Funds held by reinsureds	72,844	74,752
Unpaid losses and loss adjustment expenses recoverable	1,652,117	1,609,619
Paid losses and loss adjustment expenses recoverable	110,962	132,289
Prepaid reinsurance premiums	419,046	480,462
Deferred income tax assets, net	55,645	57,051
Deferred acquisition costs, net	311,364	290,059
Receivable for securities sold	671,354	17,359
Other assets	595,266	525,800
Total Assets	$16,354,475	$15,624,267

Liabilities
Reserve for losses and loss adjustment expenses	$7,319,141	$7,092,452
Unearned premiums	1,810,324	1,765,881
Reinsurance balances payable	322,280	301,309
Senior notes	300,000	300,000
Securities lending collateral	1,228,868	1,503,723
Payable for securities purchased	710,994	23,155
Other liabilities	658,324	601,936
Total Liabilities	12,349,931	11,588,456

Commitments and Contingencies

Shareholders’ Equity
Non-cumulative preferred shares ($0.01 par value, 50,000,000 shares authorized)
- Series A (issued: 2008 and 2007, 8,000,000)	80	80
- Series B (issued: 2008 and 2007, 5,000,000)	50	50
Common shares ($0.01 par value, 200,000,000 shares authorized, issued: 2008, 64,649,618; 2007, 67,318,466)	646	673
Additional paid-in capital	1,269,821	1,451,667
Retained earnings	2,617,539	2,428,117
Accumulated other comprehensive income, net of deferred income tax	116,408	155,224
Total Shareholders’ Equity	4,004,544	4,035,811
Total Liabilities and Shareholders’ Equity	$16,354,475	$15,624,267

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(U.S. dollars in thousands, except share data)

	(Unaudited)
	Three Months Ended
	March 31,
	2008	2007
Revenues
Net premiums written	$811,342	$871,745
Increase in unearned premiums	(103,108)	(126,252)
Net premiums earned	708,234	745,493
Net investment income	122,193	110,047
Net realized gains (losses)	35,975	(981)
Fee income	1,068	1,969
Equity in net income (loss) of investment funds accounted for using the equity method	(22,313)	2,642
Other income	4,036	604
Total revenues	849,193	859,774

Expenses
Losses and loss adjustment expenses	404,417	420,061
Acquisition expenses	114,639	120,128
Other operating expenses	97,187	90,813
Interest expense	5,524	5,523
Net foreign exchange losses	23,587	9,742
Total expenses	645,354	646,267

Income before income taxes	203,839	213,507

Income tax expense	7,956	8,495

Net income	195,883	205,012

Preferred dividends	6,461	6,461

Net income available to common shareholders	$189,422	$198,551

Net income per common share
Basic	$2.90	$2.69
Diluted	$2.78	$2.59

Weighted average common shares and common share equivalents outstanding
Basic	65,295,516	73,931,996
Diluted	68,019,413	76,640,686

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(U.S. dollars in thousands)

	(Unaudited)
	Three Months Ended
	March 31,
	2008	2007
Non-Cumulative Preferred Shares
Balance at beginning and end of period	$130	$130

Common Shares
Balance at beginning of year	673	743
Common shares issued, net	0	1
Purchases of common shares under share repurchase program	(27)	(7)
Balance at end of period	646	737

Additional Paid-in Capital
Balance at beginning of year	1,451,667	1,944,304
Common shares issued	0	109
Exercise of stock options	3,749	6,997
Common shares retired	(190,278)	(46,291)
Amortization of share-based compensation	4,600	4,306
Other	83	700
Balance at end of period	1,269,821	1,910,125

Retained Earnings
Balance at beginning of year	2,428,117	1,593,907
Adjustment to adopt SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140”	—	2,111
Balance at beginning of year, as adjusted	2,428,117	1,596,018
Dividends declared on preferred shares	(6,461)	(6,461)
Net income	195,883	205,012
Balance at end of period	2,617,539	1,794,569

Accumulated Other Comprehensive Income
Balance at beginning of year	155,224	51,535
Adjustment to adopt SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140”	—	(2,111)
Balance at beginning of year, as adjusted	155,224	49,424
Change in unrealized appreciation (decline) in value of investments, net of deferred income tax	(37,577)	20,587
Foreign currency translation adjustments, net of deferred income tax	(1,239)	7,776
Balance at end of period	116,408	77,787

Total Shareholders’ Equity	$4,004,544	$3,783,348

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(U.S. dollars in thousands)

	(Unaudited)
	Three Months Ended
	March 31,
	2008	2007
Comprehensive Income
Net income	$195,883	$205,012
Other comprehensive income (loss), net of deferred income tax
Unrealized decline in value of investments:
Unrealized holding gains arising during period	12,707	22,014
Reclassification of net realized gains, net of income taxes, included in net income	(50,284)	(1,427)
Foreign currency translation adjustments	(1,239)	7,776
Other comprehensive (loss) income	(38,816)	28,363
Comprehensive Income	$157,067	$233,375

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	(Unaudited)
	Three Months Ended
	March 31,
	2008	2007
Operating Activities
Net income	$195,883	$205,012
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized (gains) losses	(33,791)	1,097
Equity in net (income) loss of investment funds accounted for using the equity method and other income	18,277	(3,246)
Share-based compensation	4,600	4,306
Changes in:
Reserve for losses and loss adjustment expenses, net of unpaid losses and loss adjustment expenses recoverable	182,498	147,462
Unearned premiums, net of prepaid reinsurance premiums	105,497	127,107
Premiums receivable	(148,197)	(203,707)
Deferred acquisition costs, net	(21,319)	(23,700)
Funds held by reinsureds	1,908	21,602
Reinsurance balances payable	19,677	91,498
Other liabilities	40,490	1,296
Other items, net	(30,978)	34,404
Net Cash Provided By Operating Activities	334,545	403,131

Investing Activities
Purchases of fixed maturity investments	(3,772,652)	(5,047,868)
Proceeds from sales of fixed maturity investments	3,523,338	4,326,607
Proceeds from redemptions and maturities of fixed maturity investments	136,932	183,984
Purchases of other investments	(146,815)	(151,978)
Proceeds from sales of other investments	65,226	54,754
Net sales of short-term investments	74,201	188,663
Change in securities lending collateral	274,855	(268,722)
Purchases of furniture, equipment and other	(3,045)	(4,138)
Net Cash Provided By (Used For) Investing Activities	152,040	(718,698)

Financing Activities
Purchases of common shares under share repurchase program	(189,843)	(44,475)
Proceeds from common shares issued, net	2,540	3,145
Change in securities lending collateral	(274,855)	268,722
Excess tax benefits from share-based compensation	660	2,355
Preferred dividends paid	(6,461)	(6,461)
Net Cash (Used For) Provided By Financing Activities	(467,959)	223,286

Effects of exchange rate changes on foreign currency cash	139	513

Increase (decrease) in cash	18,765	(91,768)
Cash beginning of year	239,915	317,017
Cash end of period	$258,680	$225,249

Income taxes paid, net	$2,510	$596
Interest paid	—	—

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted; however, management believes that the disclosures are adequate to make the information presented not misleading. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, including the Company’s audited consolidated financial statements and related notes and the section entitled “Risk Factors.”

To facilitate period-to-period comparisons, certain amounts in the 2007 consolidated financial statements have been reclassified to conform to the 2008 presentation. Such reclassifications had no effect on the Company’s consolidated net income.

2.      Share Transactions

Share Repurchase Program

On February 28, 2007, ACGL’s board of directors authorized the investment of up to $1 billion in ACGL’s common shares through a share repurchase program. Repurchases under the program may be effected from time to time in open market or privately negotiated transactions through February 2009. During the 2008 first quarter, ACGL repurchased approximately 2.7 million common shares under the share repurchase program for an aggregate purchase price of $189.8 million. Since the inception of the share repurchase program, ACGL has repurchased approximately 10.5 million common shares for an aggregate purchase price of $726.9 million. As a result of the share repurchase transactions, book value per common share was reduced by $1.70 per share at March 31, 2008 and weighted average shares outstanding for the 2008 first quarter were reduced by 9.4 million shares. The timing and amount of the repurchase transactions under this program will depend on a variety of factors, including market conditions and corporate and regulatory considerations. In connection with the repurchase program, the Warburg Pincus funds waived their rights relating to share repurchases under its shareholders agreement with ACGL for all repurchases of common shares by ACGL under the repurchase program in open market transactions and certain privately negotiated transactions.

Non-Cumulative Preferred Shares

During 2006, ACGL completed two public offerings of non-cumulative preferred shares (“Preferred Shares”). On February 1, 2006, $200.0 million principal amount of 8.0% series A non-cumulative preferred shares (“Series A Preferred Shares”) were issued with net proceeds of $193.5 million and, on May 24, 2006, $125.0 million principal amount of 7.875% series B non-cumulative preferred shares (“Series B Preferred Shares”) were issued with net proceeds of $120.9 million. The net proceeds of the offerings were used to

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

support the underwriting activities of ACGL’s insurance and reinsurance subsidiaries. ACGL has the right to redeem all or a portion of each series of Preferred Shares at a redemption price of $25.00 per share on or after (1) February 1, 2011 for the Series A Preferred Shares and (2) May 15, 2011 for the Series B Preferred Shares. Dividends on the Preferred Shares are non-cumulative. Consequently, in the event dividends are not declared on the Preferred Shares for any dividend period, holders of Preferred Shares will not be entitled to receive a dividend for such period, and such undeclared dividend will not accrue and will not be payable. Holders of Preferred Shares will be entitled to receive dividend payments only when, as and if declared by ACGL’s board of directors or a duly authorized committee of the board of directors. Any such dividends will be payable from the date of original issue on a non-cumulative basis, quarterly in arrears. To the extent declared, these dividends will accumulate, with respect to each dividend period, in an amount per share equal to 8.0% of the $25.00 liquidation preference per annum for the Series A Preferred Shares and 7.875% of the $25.00 liquidation preference per annum for the Series B Preferred Shares. At March 31, 2008, the Company had declared an aggregate of $3.3 million of dividends to be paid to holders of the Preferred Shares.

Share-Based Compensation

As required by the provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), the Company recorded after-tax share-based compensation expense related to stock options in the 2008 first quarter of $1.1 million, or $0.02 per diluted share, compared to $1.6 million, or $0.02 per diluted share, in the 2007 first quarter.

3.      Debt and Financing Arrangements

Senior Notes

On May 4, 2004, ACGL completed a public offering of $300 million principal amount of 7.35% senior notes (“Senior Notes”) due May 1, 2034 and received net proceeds of $296.4 million. ACGL used $200 million of the net proceeds to repay all amounts outstanding under a revolving credit agreement. The Senior Notes are ACGL’s senior unsecured obligations and rank equally with all of its existing and future senior unsecured indebtedness. Interest payments on the Senior Notes are due on May 1st and November 1st of each year. ACGL may redeem the Senior Notes at any time and from time to time, in whole or in part, at a “make-whole” redemption price. For the 2008 and 2007 first quarters, interest expense on the Senior Notes was approximately $5.5 million. The fair value of the Senior Notes at March 31, 2008 and December 31, 2007 was $285.2 million and $325.4 million, respectively.

Letter of Credit and Revolving Credit Facilities

As of March 31, 2008, the Company had a $300 million unsecured revolving loan and letter of credit facility and a $1.0 billion secured letter of credit facility (the “Credit Agreement”). The $300 million unsecured revolving loan is also available for the issuance of unsecured letters of credit up to $100 million for Arch Reinsurance Company (“Arch Re U.S.”). Borrowings of revolving loans may be made by ACGL and Arch Re U.S. at a variable rate based on LIBOR or an alternative base rate at the option of the Company. Secured letters of credit are available for issuance on behalf of the Company’s insurance and reinsurance subsidiaries. Issuance of letters of credit and borrowings under the Credit Agreement are subject to the Company’s compliance with certain covenants and conditions, including absence of a material adverse change. These covenants require, among other things, that the Company maintain a debt to shareholders’ equity ratio of not greater than 0.35 to 1 and shareholders’ equity in excess of $1.95 billion plus 25% of future aggregate net income for each quarterly period (not including any future net losses) beginning after June 30, 2006 and 25% of future aggregate proceeds from the issuance of common or preferred equity and that the Company’s principal insurance and reinsurance subsidiaries maintain at least a “B++” rating from A.M. Best. In addition, certain of the Company’s subsidiaries which are party to the Credit Agreement are required to maintain minimum shareholders’ equity levels. The

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Company was in compliance with all covenants contained in the Credit Agreement at December 31, 2007. The Credit Agreement expires on August 30, 2011.

Including the secured letter of credit portion of the Credit Agreement and another letter of credit facility (together, the “LOC Facilities”), the Company has access to letter of credit facilities for up to a total of $1.45 billion. The principal purpose of the LOC Facilities is to issue, as required, evergreen standby letters of credit in favor of primary insurance or reinsurance counterparties with which the Company has entered into reinsurance arrangements to ensure that such counterparties are permitted to take credit for reinsurance obtained from the Company’s reinsurance subsidiaries in United States jurisdictions where such subsidiaries are not licensed or otherwise admitted as an insurer, as required under insurance regulations in the United States, and to comply with requirements of Lloyd’s of London in connection with qualifying quota share and other arrangements. The amount of letters of credit issued is driven by, among other things, the timing and payment of catastrophe losses, loss development of existing reserves, the payment pattern of such reserves, the further expansion of the Company’s business and the loss experience of such business. When issued, certain letters of credit are secured by a portion of the Company’s investment portfolio. In addition, the LOC Facilities also require the maintenance of certain covenants, which the Company was in compliance with at March 31, 2008. At such date, the Company had approximately $579.9 million in outstanding letters of credit under the LOC Facilities, which were secured by investments totaling $612.2 million. It is anticipated that the LOC Facilities will be renewed (or replaced) on expiry, but such renewal (or replacement) will be subject to the availability of credit from banks which the Company utilizes. In addition to letters of credit, the Company has and may establish insurance trust accounts in the U.S. and Canada to secure its reinsurance amounts payable as required.

4.      Segment Information

The Company classifies its businesses into two underwriting segments — insurance and reinsurance — and corporate and other (non-underwriting). The Company’s insurance and reinsurance operating segments each have segment managers who are responsible for the overall profitability of their respective segments and who are directly accountable to the Company’s chief operating decision makers, the President and Chief Executive Officer of ACGL and the Chief Financial Officer of ACGL. The chief operating decision makers do not assess performance, measure return on equity or make resource allocation decisions on a line of business basis. The Company determined its reportable operating segments using the management approach described in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

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

The insurance segment consists of the Company’s insurance underwriting subsidiaries which primarily write on both an admitted and non-admitted basis. The insurance segment consists of nine product lines: casualty; construction and national accounts; executive assurance; healthcare; professional liability; programs; property, marine and aviation; surety; and other (consisting of collateral protection, excess workers’ compensation and employers’ liability business and travel and accident business).

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Corporate and other (non-underwriting) includes net investment income, other fee income, net of related expenses, other income (loss), other expenses incurred by the Company, interest expense, net realized gains or losses, equity in net income (loss) of investment funds accounted for using the equity method, net foreign exchange gains or losses and income taxes. In addition, corporate and other results include dividends on the Company’s non-cumulative preferred shares. The following tables set forth an analysis of the Company’s underwriting income by segment, together with a reconciliation of underwriting income to net income available to common shareholders:

	Three Months Ended
	March 31, 2008
(U.S. dollars in thousands)	Insurance	Reinsurance	Total

Gross premiums written (1)	$626,348	$433,827	$1,053,152
Net premiums written (1)	402,764	408,578	811,342

Net premiums earned (1)	$419,100	$289,134	$708,234
Fee income	882	186	1,068
Losses and loss adjustment expenses	(287,303)	(117,114)	(404,417)
Acquisition expenses, net	(51,889)	(62,750)	(114,639)
Other operating expenses	(73,637)	(18,238)	(91,875)
Underwriting income	$7,153	$91,218	98,371

Net investment income			122,193
Net realized gains			35,975
Equity in net income (loss) of investment funds accounted for using the equity method			(22,313)
Other income			4,036
Other expenses			(5,312)
Interest expense			(5,524)
Net foreign exchange losses			(23,587)
Income before income taxes			203,839
Income tax expense			(7,956)

Net income			195,883
Preferred dividends			(6,461)
Net income available to common shareholders			$189,422

Underwriting Ratios
Loss ratio	68.6%	40.5%	57.1%
Acquisition expense ratio (2)	12.2%	21.7%	16.1%
Other operating expense ratio	17.6%	6.3%	13.0%
Combined ratio	98.4%	68.5%	86.2%

(1)          Certain amounts included in the gross premiums written of each segment are related to intersegment transactions. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total. The insurance segment results include $7.0 million of gross and net premiums written and $8.7 million of net premiums earned assumed through intersegment transactions. The reinsurance segment results include $0.1 million of net premiums earned assumed through intersegment transactions.

(2)          The acquisition expense ratio is adjusted to include policy-related fee income.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended
	March 31, 2007
(U.S. dollars in thousands)	Insurance	Reinsurance	Total

Gross premiums written (1)	$661,210	$558,654	$1,210,614
Net premiums written (1)	428,344	443,401	871,745

Net premiums earned (1)	$413,847	$331,646	$745,493
Fee income	1,425	544	1,969
Losses and loss adjustment expenses	(259,322)	(160,739)	(420,061)
Acquisition expenses, net	(46,695)	(73,433)	(120,128)
Other operating expenses	(68,894)	(13,781)	(82,675)
Underwriting income	$40,361	$84,237	124,598

Net investment income			110,047
Net realized losses			(981)
Equity in net income (loss) of investment funds accounted for using the equity method			2,642
Other income			604
Other expenses			(8,138)
Interest expense			(5,523)
Net foreign exchange losses			(9,742)
Income before income taxes			213,507
Income tax expense			(8,495)

Net income			205,012
Preferred dividends			(6,461)
Net income available to common shareholders			$198,551

Underwriting Ratios
Loss ratio	62.7%	48.5%	56.3%
Acquisition expense ratio (2)	11.1%	22.1%	16.0%
Other operating expense ratio	16.6%	4.2%	11.1%
Combined ratio	90.4%	74.8%	83.4%

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Set forth below is summary information regarding net premiums written and earned by major line of business and net premiums written by client location for the insurance segment:

	Three Months Ended
	March 31,
	2008		2007
INSURANCE SEGMENT (U.S. dollars in thousands)	Amount	% of Total	Amount	% of Total

Net premiums written (1)
Property, marine and aviation	$98,162	24.4	$84,863	19.8
Construction and national accounts	61,211	15.2	60,483	14.1
Programs	54,583	13.5	58,323	13.6
Professional liability	54,081	13.4	58,355	13.6
Executive assurance	42,169	10.5	44,091	10.3
Casualty	27,618	6.9	43,091	10.1
Healthcare	10,997	2.7	21,530	5.0
Surety	10,867	2.7	18,747	4.4
Other (2)	43,076	10.7	38,861	9.1
Total	$402,764	100.0	$428,344	100.0

Net premiums earned (1)
Property, marine and aviation	$84,992	20.3	$81,804	19.8
Construction and national accounts	57,115	13.6	47,975	11.6
Programs	56,987	13.6	56,209	13.6
Professional liability	68,810	16.4	67,884	16.4
Executive assurance	44,408	10.6	45,378	11.0
Casualty	41,772	10.0	51,542	12.4
Healthcare	13,445	3.2	19,844	4.8
Surety	13,499	3.2	19,129	4.6
Other (2)	38,072	9.1	24,082	5.8
Total	$419,100	100.0	$413,847	100.0

Net premiums written by client location (1)
United States	$279,255	69.3	$320,005	74.7
Europe	86,300	21.4	74,935	17.5
Other	37,209	9.3	33,404	7.8
Total	$402,764	100.0	$428,344	100.0

Net premiums written by underwriting location (1)
United States	$287,207	71.3	$331,557	77.4
Europe	102,011	25.3	82,016	19.1
Other	13,546	3.4	14,771	3.5
Total	$402,764	100.0	$428,344	100.0

(1)          Insurance segment results include premiums earned assumed through intersegment transactions of $0.1 million for the 2008 first quarter and premiums written and earned assumed of $0.5 million and $0.5 million, respectively, for the 2007 first quarter. Insurance segment results exclude premiums written and earned ceded through intersegment transactions of $7.0 million and $8.7 million, respectively, for the 2008 first quarter and $8.7 million and $10.6 million, respectively, for the 2007 first quarter.

(2)          Includes excess workers’ compensation and employers’ liability business and travel and accident business.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table sets forth the reinsurance segment’s net premiums written and earned by major line of business and type of business, together with net premiums written by client location:

	Three Months Ended
	March 31,
	2008		2007
REINSURANCE SEGMENT (U.S. dollars in thousands)	Amount	% of Total	Amount	% of Total

Net premiums written (1)
Property catastrophe	$106,224	26.0	$80,659	18.2
Casualty (2)	105,987	26.0	144,476	32.6
Property excluding property catastrophe (3)	95,922	23.5	94,944	21.4
Other specialty	75,680	18.5	73,996	16.7
Marine and aviation	22,164	5.4	43,715	9.8
Other	2,601	0.6	5,611	1.3
Total	$408,578	100.0	$443,401	100.0

Net premiums earned (1)
Property catastrophe	$50,281	17.4	$34,691	10.5
Casualty (2)	107,648	37.2	140,444	42.4
Property excluding property catastrophe (3)	63,341	21.9	73,039	22.0
Other specialty	38,484	13.3	52,042	15.7
Marine and aviation	27,431	9.5	26,622	8.0
Other	1,949	0.7	4,808	1.4
Total	$289,134	100.0	$331,646	100.0

Net premiums written (1)
Pro rata	$215,419	52.7	$263,815	59.5
Excess of loss	193,159	47.3	179,586	40.5
Total	$408,578	100.0	$443,401	100.0

Net premiums earned (1)
Pro rata	$192,076	66.4	$242,439	73.1
Excess of loss	97,058	33.6	89,207	26.9
Total	$289,134	100.0	$331,646	100.0

Net premiums written by client location (1)
United States	$217,179	53.2	$253,991	57.3
Europe	143,920	35.2	124,338	28.0
Bermuda	34,060	8.3	50,841	11.5
Other	13,419	3.3	14,231	3.2
Total	$408,578	100.0	$443,401	100.0

Net premiums written by underwriting location (1)
Bermuda	$220,669	54.0	$252,028	56.8
United States	154,480	37.8	180,362	40.7
Other	33,429	8.2	11,011	2.5
Total	$408,578	100.0	$443,401	100.0

(1)          Reinsurance segment results include premiums written and earned assumed through intersegment transactions of $7.0 million and $8.7 million, respectively, for the 2008 first quarter and $8.7 million and $10.6 million, respectively, for the 2007 first quarter. Reinsurance segment results exclude premiums earned ceded through intersegment transactions of $0.1 million for the 2008 first quarter and premiums written and earned ceded of $0.5 million and $0.5 million, respectively, for the 2007 first quarter.

(2)          Includes professional liability, executive assurance and healthcare business.

(3)          Includes facultative business.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.      Reinsurance

In the normal course of business, the Company’s insurance subsidiaries cede a substantial portion of their premium through pro rata, excess of loss and facultative reinsurance agreements. The Company’s reinsurance subsidiaries participate in “common account” retrocessional arrangements for certain pro rata treaties. Such arrangements reduce the effect of individual or aggregate losses to all companies participating on such treaties, including the reinsurers, such as the Company’s reinsurance subsidiaries, and the ceding company. In addition, the Company’s reinsurance subsidiaries may purchase retrocessional coverage as part of their risk management program. Reinsurance recoverables are recorded as assets, predicated on the reinsurers’ ability to meet their obligations under the reinsurance agreements. If the reinsurers are unable to satisfy their obligations under the agreements, the Company’s insurance or reinsurance subsidiaries would be liable for such defaulted amounts.

The effects of reinsurance on the Company’s written and earned premiums and losses and loss adjustment expenses with unaffiliated reinsurers were as follows:

	Three Months Ended
	March 31,
(U.S. dollars in thousands)	2008	2007

Premiums Written
Direct	$619,486	$649,880
Assumed	433,666	560,734
Ceded	(241,810)	(338,869)
Net	$811,342	$871,745

Premiums Earned
Direct	$630,814	$637,008
Assumed	365,364	416,132
Ceded	(287,944)	(307,647)
Net	$708,234	$745,493

Losses and Loss Adjustment Expenses
Direct	$420,971	$359,476
Assumed	141,249	195,271
Ceded	(157,803)	(134,686)
Net	$404,417	$420,061

The Company monitors the financial condition of its reinsurers and attempts to place coverages only with substantial, financially sound carriers. At March 31, 2008 and December 31, 2007, approximately 87.9% and 88.5%, respectively, of the Company’s reinsurance recoverables on paid and unpaid losses (not including prepaid reinsurance premiums) of $1.76 billion and $1.74 billion, respectively, were due from carriers which had an A.M. Best rating of “A-” or better. At March 31, 2008 and December 31, 2007, the largest reinsurance recoverables from any one carrier were less than 5.7% and 5.2%, respectively, of the Company’s total shareholders’ equity.

On December 29, 2005, Arch Re Bermuda entered into a quota share reinsurance treaty with Flatiron Re Ltd., a Bermuda reinsurance company, pursuant to which Flatiron Re Ltd. assumed a 45% quota share (the “Treaty”) of certain lines of property and marine business underwritten by Arch Re Bermuda for unaffiliated third parties for the 2006 and 2007 underwriting years (January 1, 2006 to December 31, 2007). Effective June 28, 2006, the parties amended the Treaty to increase the percentage ceded to Flatiron Re Ltd. from 45% to 70% of all covered business bound by Arch Re Bermuda from (and including) June 28, 2006 until (and including) August 15, 2006 provided such business did not incept beyond September 30, 2006. The ceding percentage for all business bound outside of this period continued to be 45%. On December 31, 2007, the Treaty expired by its terms.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Flatiron Re Ltd. is required to contribute funds into a trust for the benefit of Arch Re Bermuda (the “Trust”). Effective June 28, 2006, the parties amended the Treaty to provide that, through the earning of all written premium, the amount required to be on deposit in the Trust, together with certain other amounts, will be an amount equal to a calculated amount estimated to cover ceded losses arising from in excess of two 1-in-250 year events for the applicable forward twelve-month period (the “Requisite Funded Amount”). If the actual amounts on deposit in the Trust, together with certain other amounts (the “Funded Amount”), do not at least equal the Requisite Funded Amount, Arch Re Bermuda will, among other things, recapture unearned premium reserves and reassume losses that would have been ceded in respect of such unearned premiums. No assurances can be given that actual losses will not exceed the Requisite Funded Amount or that Flatiron Re Ltd. will make, or will have the ability to make, the required contributions into the Trust.

Arch Re Bermuda pays to Flatiron Re Ltd. a reinsurance premium in the amount of the ceded percentage of the original gross written premium on the business reinsured less a ceding commission, which includes a reimbursement of direct acquisition expenses as well as a commission to Arch Re Bermuda for generating the business. The Treaty also provides for a profit commission to Arch Re Bermuda based on the underwriting results for the 2006 and 2007 underwriting years on a cumulative basis. For the 2008 first quarter, $18.4 million of premiums written, $58.9 million of premiums earned and $11.8 million of losses and loss adjustment expenses were ceded to Flatiron Re Ltd. by Arch Re Bermuda, compared to $108.9 million of premiums written, $66.0 million of premiums earned and $25.4 million of losses and loss adjustment expenses for the 2007 first quarter. At March 31, 2008, $104.5 million of premiums ceded to Flatiron Re Ltd. were unearned. Reinsurance recoverables from Flatiron Re Ltd., which is not rated by A.M. Best, were $167.1 million at March 31, 2008, compared to $152.6 million at December 31, 2007. As noted above, Flatiron Re Ltd. is required to contribute funds into a trust for the benefit of Arch Re Bermuda. The recoverable from Flatiron Re Ltd. was fully collateralized through such trust at March 31, 2008 and December 31, 2007.

6.      Investment Information

The following table summarizes the Company’s invested assets:

	March 31,	December 31,
(U.S. dollars in thousands)	2008	2007

Fixed maturities available for sale, at fair value	$7,591,695	$7,137,998
Fixed maturities pledged under securities lending agreements, at fair value (1)	1,189,050	1,462,826
Total fixed maturities	8,780,745	8,600,824
Short-term investments available for sale, at fair value	631,285	699,036
Short-term investments pledged under securities lending agreements, at fair value (1)	1,036	219
Other investments	316,252	353,694
Investment funds accounted for using the equity method	294,379	235,975
Total investments (1)	10,023,697	9,889,748
Securities transactions entered into but not settled at the balance sheet date	(39,640)	(5,796)
Total investments, net of securities transactions	$9,984,057	$9,883,952

(1)          In securities lending transactions, the Company receives collateral in excess of the fair value of the fixed maturities and short-term investments pledged under securities lending agreements. For purposes of this table, the Company has excluded the collateral received at March 31, 2008 and December 31, 2007 of $1.23 billion and $1.5 billion, respectively, which is reflected as “short-term investment of funds received under securities lending agreements, at fair value” and included the $1.19 billion and $1.46 billion, respectively, of “fixed maturities and short-term investments pledged under securities lending agreements, at fair value.”

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Fixed Maturities and Fixed Maturities Pledged Under Securities Lending Agreements

The following table summarizes the Company’s fixed maturities and fixed maturities pledged under securities lending agreements:

(U.S. dollars in thousands)	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost

March 31, 2008:
Corporate bonds	$2,380,756	$63,605	($32,568)	$2,349,719
Commercial mortgage backed securities	1,334,521	17,326	(6,536)	1,323,731
Mortgage backed securities	1,333,473	19,605	(41,664)	1,355,532
Municipal bonds	1,184,123	17,156	(3,156)	1,170,123
Asset backed securities	1,082,196	15,956	(7,020)	1,073,260
U.S. government and government agencies	1,028,256	29,468	(735)	999,523
Non-U.S. government securities	437,420	34,497	(2,259)	405,182
Total	$8,780,745	$197,613	($93,938)	$8,677,070

December 31, 2007:
Corporate bonds	$2,452,527	$40,296	($10,994)	$2,423,225
Commercial mortgage backed securities	1,315,680	17,339	(558)	1,298,899
Mortgage backed securities	1,234,596	14,211	(4,087)	1,224,472
Municipal bonds	990,325	13,213	(195)	977,307
Asset backed securities	1,008,030	9,508	(4,030)	1,002,552
U.S. government and government agencies	1,165,423	21,598	(447)	1,144,272
Non-U.S. government securities	434,243	28,032	(3,056)	409,267
Total	$8,600,824	$144,197	($23,367)	$8,479,994

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”). Upon adopting SFAS No. 155 on January 1, 2007, the Company applied the “fair value option” to certain hybrid securities which are included in the Company’s fixed maturities and records changes in market value of such securities as realized gains or losses. The fair market values of such securities at March 31, 2008 were approximately $62.9 million and the Company recorded a realized loss of $2.4 million on such securities in the 2008 first quarter.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company’s investment portfolio, which includes fixed maturity securities, short-term investments and other investments, had a “AA+” average credit quality rating at March 31, 2008 and December 31, 2007. The credit quality distribution of the Company’s fixed maturities and fixed maturities pledged under securities lending agreements are shown below:

(U.S. dollars in thousands)	March 31, 2008		December 31, 2007
Rating (1)	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total

AAA	$6,676,227	76.0	$6,600,258	76.7
AA	950,671	10.8	882,262	10.3
A	730,523	8.3	677,047	7.9
BBB	209,874	2.4	243,610	2.8
BB	34,072	0.4	25,390	0.3
B	113,912	1.3	128,459	1.5
Lower than B	9,785	0.1	11,321	0.1
Not rated	55,681	0.7	32,477	0.4
Total	$8,780,745	100.0	$8,600,824	100.0

(1) Ratings as assigned by the major rating agencies.

Securities Lending Agreements

The Company participates in a securities lending program under which certain of its fixed income portfolio securities are loaned to third parties, primarily major brokerage firms, for short periods of time through a lending agent. Such securities have been reclassified as “Fixed maturities and short-term investments pledged under securities lending agreements, at fair value.” The Company maintains control over the securities it lends, retains the earnings and cash flows associated with the loaned securities and receives a fee from the borrower for the temporary use of the securities. Collateral received, primarily in the form of cash, is required at a rate of 102% of the market value of the loaned securities (or 105% of the market value of the loaned securities when the collateral and loaned securities are denominated in non-U.S. currencies) including accrued investment income and is monitored and maintained by the lending agent. Such collateral is reinvested and is reflected as “Short-term investment of funds received under securities lending agreements, at fair value.” At March 31, 2008, the fair value and amortized cost of fixed maturities and short-term investments pledged under securities lending agreements were $1.19 billion and $1.17 billion, respectively, while collateral received totaled $1.23 billion at fair value and amortized cost. At December 31, 2007, the fair value and amortized cost of fixed maturities and short-term investments pledged under securities lending agreements were $1.46 billion and $1.44 billion, respectively, while collateral received totaled $1.5 billion at fair value and amortized cost.

Investment-Related Derivatives

The Company’s investment strategy allows for the use of derivative securities. Derivative instruments may be used to enhance investment performance, replicate investment positions or manage market exposures and duration risk that would be allowed under the Company’s investment guidelines if implemented in other ways. The fair values of those derivatives are based on quoted market prices. At March 31, 2008, the notional value of the net short position for equity futures was $66.2 million, compared to a net long position for equity futures of $91.2 million at December 31, 2007. At March 31, 2008 and December 31, 2007, the notional value of the net long position for Treasury note futures was $444.4 million and $61.7 million, respectively. For the 2008 first quarter, the Company recorded $5.8 million of net realized losses related to changes in the fair value of all futures contracts, compared to $0.9 million of net realized losses for the 2007 first quarter.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Other Investments

The following table details the Company’s other investments:

	March 31, 2008		December 31, 2007
(U.S. dollars in thousands)	Estimated Fair Value	Cost	Estimated Fair Value	Cost

Mutual funds	$253,947	$255,624	$286,147	$266,515
Privately held securities and other	62,305	52,451	67,547	57,435
Total	$316,252	$308,075	$353,694	$323,950

Other investments include: (i) mutual funds which invest in fixed maturity securities and international equity index funds; and (ii) privately held securities and other which include the Company’s investment in Aeolus LP (see Note 9). The Company’s investment commitments relating to its other investments and investment funds accounted for using the equity method totaled approximately $91.5 million at March 31, 2008.

Investment Funds Accounted for Using the Equity Method

The Company’s investment portfolio includes certain funds that invest in fixed maturity securities which, due to their ownership structure, are accounted for by the Company using the equity method. In applying the equity method, these investments are initially recorded at cost and are subsequently adjusted based on the Company’s proportionate share of the net income or loss of the funds (which include changes in the market value of the underlying securities in the funds). Changes in the carrying value of such investments are recorded in net income as ‘Equity in net income (loss) of investment funds accounted for using the equity method.’ Changes in the carrying value of the Company’s other fixed income investments are recorded as an unrealized gain or loss component of accumulated other comprehensive income in shareholders’ equity. Investment funds accounted for using the equity method totaled $294.4 million at March 31, 2008, compared to $236.0 million at December 31, 2007. The Company recorded $22.3 million of equity in net loss of investment funds accounted for using the equity method in the 2008 first quarter, compared to equity in net income of $2.6 million in the 2007 first quarter.

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

	March 31,	December 31,
(U.S. dollars in thousands)	2008	2007

Assets used for collateral or guarantees	$714,871	$736,938
Deposits with U.S. regulatory authorities	248,399	251,586
Trust funds	139,005	133,238
Deposits with non-U.S. regulatory authorities	57,130	46,789
Total restricted assets	$1,159,405	$1,168,551

In addition, certain of the Company’s operating subsidiaries maintain assets in trust accounts as collateral for insurance and reinsurance transactions with affiliated companies. At March 31, 2008 and December 31, 2007, such amounts approximated $3.84 billion and $3.8 billion, respectively.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Net Investment Income

The components of net investment income were as follows:

	Three Months Ended
	March 31,
(U.S. dollars in thousands)	2008	2007

Fixed maturities	$107,233	$98,099
Short-term investments	7,167	9,734
Other (1)	10,782	6,019
Gross investment income	125,182	113,852
Investment expenses	(2,989)	(3,805)
Net investment income	$122,193	$110,047

(1) Primarily consists of interest income on operating cash accounts, other investments and securities lending transactions.

Net Realized Gains (Losses)

The components of net realized gains (losses) were as follows:

	Three Months Ended
	March 31,
(U.S. dollars in thousands)	2008	2007

Fixed maturities	$52,821	($1,144)
Other investments	(3,178)	1,139
Other	(13,668)	(976)
Net realized gains (losses)	$35,975	($981)

For the 2008 first quarter, net realized gains on the Company’s fixed maturities of $52.8 million included a provision for declines in the market value of investments held in the Company’s available for sale portfolio which were considered to be other-than-temporary of $12.6 million based on a review performed. For the 2007 first quarter, net realized losses on the Company’s fixed maturities of $1.1 million included a provision for declines in the market value of investments held in the Company’s available for sale portfolio which were considered to be other-than-temporary of $7.2 million based on a review performed. For the 2008 and 2007 first quarters, the balance of net realized gains or losses on the Company’s fixed maturities resulted from the sale of securities following the Company’s decisions to reduce credit exposure, changes in duration targets and sales related to rebalancing the portfolio.

Certain of the Company’s investments, primarily included in other investments and investments accounted for using the equity method on the Company’s balance sheet, may use leverage to achieve a higher rate of return. While leverage presents opportunities for increasing the total return of such investments, it may increase losses as well. Accordingly, any event that adversely affects the value of the underlying securities held by such investments would be magnified to the extent leverage is used and the Company’s potential losses from such investments would be magnified.

Fair Value

Effective January 1, 2008, the Company adopted and implemented SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”), which provides a fair value option to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. The Company did not apply the fair value option on any financial assets or financial liabilities during the 2008 first quarter.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In addition, effective January 1, 2008, the Company adopted and implemented SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP and provides a common definition of fair value to be used throughout GAAP. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly fashion between market participants at the measurement date.

SFAS No. 157 establishes a three-level valuation hierarchy for the disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The level in the hierarchy within which a given fair value measurement falls is determined based on the lowest level input that is significant to the measurement (Level 1 being the highest priority and Level 3 being the lowest priority). The three levels are defined as follows:

Level 1:	Inputs to the valuation methodology are observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets

Level 2:

Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument

Level 3:	Inputs to the valuation methodology are unobservable and significant to the fair value measurement

Following is a description of the valuation methodologies used for securities measured at fair value, as well as the general classification of such securities pursuant to the valuation hierarchy.

The Company reviews its securities measured at fair value and discusses the proper classification of such investments with investment advisors and others. Upon adoption of SFAS No. 157 and at March 31, 2008, the Company determined that Level 1 securities would include highly liquid, recent issue U.S. Treasuries and certain of its short-term investments held in highly liquid money market-type funds where it believes that quoted prices are available in an active market.

Where the Company believes that quoted market prices are not available or that the market is not active, fair values are estimated by using quoted prices of securities with similar characteristics, pricing models or matrix pricing and are generally classified as Level 2 securities. The Company determined that Level 2 securities would include corporate bonds, mortgage backed securities, municipal bonds, asset backed securities, certain U.S. government and government agencies, non-U.S. government securities, certain short-term securities and investments in mutual funds.

In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. Securities classified within Level 3 include certain private equity investments and a small number of corporate premium-tax bonds held at amortized cost by the Company’s U.S. insurance operations. Private equity investments are valued initially based upon transaction price and then adjusted upwards or downwards from the transaction price to reflect expected exit values.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the Company’s invested assets, categorized by the level within the SFAS No. 157 hierarchy in which the fair value measurements fall, at March 31, 2008:

		Fair Value Measurement Using:
	March 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(U.S. dollars in thousands)	2008	(Level 1)	(Level 2)	(Level 3)

Fixed maturities (1)	$8,780,745	$205,042	$8,570,567	$5,136
Short-term investments (1)	632,321	577,660	54,661	—
Other investments (2)	252,732	—	241,587	11,145
Total	$9,665,798	$782,702	$8,866,815	$16,281

(1)          In securities lending transactions, the Company receives collateral in excess of the fair value of the fixed maturities and short-term investments pledged under securities lending agreements. For purposes of this table, the Company has excluded the collateral received at March 31, 2008 of $1.23 billion, which is reflected as “short-term investment of funds received under securities lending agreements, at fair value” and included the $1.19 billion of “fixed maturities and short-term investments pledged under securities lending agreements, at fair value.”

(2)          Excludes the Company’s investment in Aeolus LP which is accounted for using the equity method.

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the 2008 first quarter:

	Fair Value Measurements Using:
	Significant Unobservable Inputs (Level 3)
(U.S. dollars in thousands)	Fixed Maturities	Other Investments	Total

Beginning balance at January 1, 2008	$3,752	$11,504	$15,256
Total gains or (losses) (realized/unrealized)
Included in earnings (1)	(38)	237	199
Included in other comprehensive income	—	(303)	(303)
Purchases, issuances and settlements	1,422	(293)	1,129
Transfers in and/or out of Level 3	—	—	—
Ending balance at March 31, 2008	$5,136	$11,145	$16,281

(1)                Losses on fixed maturities were recorded as a component of net investment income while gains on other investments were recorded in net realized gains.

The amount of total gains for the 2008 first quarter included in earnings attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2008 was $0.2 million.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.      Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended
	March 31,
(U.S. dollars in thousands, except share data)	2008	2007

Basic earnings per common share:
Net income	$195,883	$205,012
Preferred dividends	(6,461)	(6,461)
Net income available to common shareholders	$189,422	$198,551
Divided by:
Weighted average common shares outstanding	65,295,516	73,931,996

Basic earnings per common share	$2.90	$2.69

Diluted earnings per common share:
Net income	$195,883	$205,012
Preferred dividends	(6,461)	(6,461)
Net income available to common shareholders	$189,422	$198,551
Divided by:
Weighted average common shares outstanding	65,295,516	73,931,996
Effect of dilutive securities:
Nonvested restricted shares	223,787	165,006
Stock options (1)	2,500,110	2,543,684
Weighted average common shares and common share equivalents outstanding – diluted	68,019,413	76,640,686

Diluted earnings per common share	$2.78	$2.59

(1)                Certain stock options were not included in the computation of diluted earnings per share where the exercise price of the stock options exceeded the average market price and would have been anti-dilutive or where, when applying the treasury stock method to in-the-money options, the sum of the proceeds, including unrecognized compensation, exceeded the average market price and would have been anti-dilutive. For the 2008 and 2007 first quarters, the number of stock options excluded were 347,298 and 268,250, respectively.

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The Company’s income tax provision resulted in an effective tax rate on income before income taxes of 3.9% for the 2008 first quarter, compared to 4.0% for the 2007 first quarter. The Company’s effective tax rate, which is based upon the expected annual effective tax rate, may fluctuate from period to period based on the relative mix of income reported by jurisdiction due primarily to the varying tax rates in each jurisdiction.

The United States also imposes an excise tax on insurance and reinsurance premiums paid to non-U.S. insurers or reinsurers with respect to risks located in the United States. The rates of tax, unless reduced by an applicable U.S. tax treaty, are four percent for non-life insurance premiums and one percent for life insurance and all reinsurance premiums. The Company incurs federal excise taxes on certain of its reinsurance transactions, including amounts ceded through intercompany transactions. For the 2008 first quarter and 2007 first quarter, the Company withheld and paid approximately $2.8 million and $3.9 million, respectively, of federal excise taxes.

9.      Transactions with Related Parties

The Company made an investment of $50.0 million in Aeolus LP (“Aeolus”) in 2006. Aeolus operates as an unrated reinsurance platform that provides property catastrophe protection to insurers and reinsurers on both an ultimate net loss and industry loss warranty basis. In return for its investment, included in “Other investments” on the Company’s balance sheet, the Company received an approximately 4.9% preferred interest in Aeolus and a pro rata share of certain founders’ interests. The Company made its investment in Aeolus on the same economic terms as a fund affiliated with Warburg Pincus, which has invested $350 million in Aeolus. Funds affiliated with Warburg Pincus owned 16.3% of the Company’s outstanding voting shares as of December 31, 2007. In addition, one of the founders of Aeolus is Peter Appel, former President and CEO and a former director of the Company.

10.    Contingencies Relating to the Sale of Prior Reinsurance Operations

On May 5, 2000, the Company sold the prior reinsurance operations of Arch Re U.S. pursuant to an agreement entered into as of January 10, 2000 with Folksamerica Reinsurance Company and Folksamerica Holding Company (collectively, “Folksamerica”). Folksamerica Reinsurance Company assumed Arch Re U.S.’s liabilities under the reinsurance agreements transferred in the asset sale and Arch Re U.S. transferred to Folksamerica Reinsurance Company assets estimated in an aggregate amount equal in book value to the book value of the liabilities assumed. The Folksamerica transaction was structured as a transfer and assumption agreement (and not reinsurance) and, accordingly, the loss reserves (and any related reinsurance recoverables) relating to the transferred business are not included as assets or liabilities on the Company’s balance sheet. Folksamerica assumed Arch Re U.S.’s rights and obligations under the reinsurance agreements transferred in the asset sale. The reinsureds under such agreements were notified that Folksamerica had assumed Arch Re U.S.’s obligations and that, unless the reinsureds object to the assumption, Arch Re U.S. will be released from its obligations to those reinsured. None of such reinsureds objected to the assumption. However, Arch Re U.S. will continue to be liable under those reinsurance agreements if the notice is found not to be an effective release by the reinsureds. Folksamerica has agreed to indemnify the Company for any losses arising out of the reinsurance agreements transferred to Folksamerica Reinsurance Company in the asset sale. However, in the event that Folksamerica refuses or is unable to perform its obligations to the Company, Arch Re U.S. may incur losses

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

relating to the reinsurance agreements transferred in the asset sale. Folksamerica’s A.M. Best rating was “A-” (Excellent) at March 31, 2008.

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

11.    Commitments and Contingencies

Variable Interest Entities

On December 29, 2005, Arch Re Bermuda entered into a quota share reinsurance treaty with Flatiron Re Ltd., a newly-formed Bermuda reinsurance company, pursuant to which Flatiron Re Ltd. assumed a 45% quota share (the “Treaty”) of certain lines of property and marine business underwritten by Arch Re Bermuda for unaffiliated third parties for the 2006 and 2007 underwriting years (January 1, 2006 to December 31, 2007). As a result of the terms of the Treaty, the Company determined that Flatiron Re Ltd. is a variable interest entity. However, Arch Re Bermuda is not the primary beneficiary of Flatiron Re Ltd. and, as such, the Company is not required to consolidate the assets, liabilities and results of operations of Flatiron Re Ltd. per FIN 46R. On December 31, 2007, the Treaty expired by its terms. See Note 5, “Reinsurance” for information on the Treaty with Flatiron Re Ltd.

12.    Legal Proceedings

The Company, in common with the insurance industry in general, is subject to litigation and arbitration in the normal course of its business. As of March 31, 2008, the Company was not a party to any material litigation or arbitration other than as a part of the ordinary course of business in relation to claims and reinsurance recoverable matters, none of which is expected by management to have a significant adverse effect on the Company’s results of operations and financial condition and liquidity.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

13.    Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is reviewing the impact that adopting SFAS No. 161 will have on its financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis contains forward-looking statements which involve inherent risks and uncertainties. All statements other than statements of historical fact are forward-looking statements. These statements are based on our current assessment of risks and uncertainties. Actual results may differ materially from those expressed or implied in these statements. Important factors that could cause actual events or results to differ materially from those indicated in such statements are discussed in this report, including the section entitled “Cautionary Note Regarding Forward Looking Statements,” and in our periodic reports filed with the Securities and Exchange Commission (“SEC”). For additional information regarding our business and operations, please also refer to our Annual Report on Form 10-K for the year ended December 31, 2007, including our audited consolidated financial statements and related notes and the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

GENERAL

Overview

Arch Capital Group Ltd. (“ACGL” and, together with its subsidiaries, “we” or “us”) is a Bermuda public limited liability company with over $4.3 billion in capital at March 31, 2008 and, through operations in Bermuda, the United States, Europe and Canada, writes insurance and reinsurance on a worldwide basis. While we are positioned to provide a full range of property and casualty insurance and reinsurance lines, we focus on writing specialty lines of insurance and reinsurance. It is our belief that our underwriting platform, our experienced management team and our strong capital base that is unencumbered by significant pre-2002 risks have enabled us to establish a strong presence in the insurance and reinsurance markets.

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

In general, market conditions improved during 2002 and 2003 in the insurance and reinsurance marketplace. This reflected improvement in pricing, terms and conditions following significant industry losses arising from the events of September 11, 2001, as well as the recognition that intense competition in the late 1990s led to inadequate pricing and overly broad terms, conditions and coverages. Such industry developments resulted in poor financial results and erosion of the industry’s capital base. Consequently, many established insurers and reinsurers reduced their participation in, or exited from, certain markets and, as a result, premium rates escalated in many lines of business. These developments provided relatively new insurers and reinsurers, like us, with an opportunity to provide needed underwriting capacity. Beginning in late 2003 and continuing through 2005, additional capacity emerged in many classes of business and, consequently, premium rate increases decelerated significantly and, in many classes of business, premium rates decreased. The weather-related catastrophic events that occurred in the second half of 2005 caused significant industry losses and led to a strengthening of rating agency capital requirements for catastrophe-exposed business. The 2005 events also resulted in substantial improvements in market conditions in property and certain marine lines of business and slowed declines in premium rates in other lines. During 2006 and 2007, excellent industry results led to a significant increase in capacity and, accordingly, competition intensified in 2007 and prices declined generally in all lines of business, including property. This trend has continued in 2008.

Current Outlook

We increased our writings in property and certain marine lines of business in 2006 and 2007 in order to take advantage of improved market conditions and these lines represented a larger proportion of our overall book of business in 2006 and 2007 than in prior periods. We expect that our writings in these lines of business will continue to represent a significant proportion of our overall book of business in future periods and may represent a larger proportion of our overall book of business in future periods, which could increase the volatility in our results of operations. Although we saw price erosion in many of our lines in 2006 and 2007, current pricing remains at acceptable levels in many areas, even in lines for which rates have fallen. The most attractive area from a pricing point of view remains catastrophe-related property business. We believe that we are still able to write insurance and reinsurance business at what we believe to be acceptable rates. We maintained underwriting discipline during the 2008 first quarter and, as a result, premiums written by our insurance and reinsurance operations were lower than in the 2007 first quarter. Such trend may continue as we respond to more challenging market conditions.

In December 2005, we entered into a quota-share reinsurance treaty with Flatiron Re Ltd., a dedicated reinsurance vehicle, which allowed us to increase our participation in property and marine lines without significantly increasing our probable maximum loss. On December 31, 2007, the treaty expired by its terms. For its January 1, 2008 renewals, our Bermuda-based reinsurer adjusted its book of business in light of the expiration of the treaty with Flatiron Re Ltd. The treaty with Flatiron Re Ltd. provides for commission income (in excess of the reimbursement of direct acquisition expenses) which includes a profit commission based on the reported underwriting results on a cumulative basis. We record the profit commission portion of income from Flatiron Re Ltd. based on underwriting experience recorded each quarter. The profit commission arrangement with Flatiron Re Ltd. may increase the volatility of our reported results of operations on both a quarterly and annual basis. At March 31, 2008, $104.5 million of premiums ceded to Flatiron Re Ltd. were unearned. The attendant premiums earned, losses incurred and acquisition expenses will primarily be reflected in our results during the balance of 2008.

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND RECENT ACCOUNTING PRONOUNCEMENTS

Critical accounting policies, estimates and recent accounting pronouncements are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2007, updated where applicable in the notes accompanying our consolidated financial statements.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2008 and 2007

The following table sets forth net income available to common shareholders and earnings per common share data:

	Three Months Ended
	March 31,
(U.S. dollars in thousands, except share data)	2008	2007

Net income available to common shareholders	$189,422	$198,551
Diluted net income per common share	$2.78	$2.59
Diluted weighted average common shares and common share equivalents outstanding	68,019,413	76,640,686

Our net income available to common shareholders for the 2008 first quarter represented a 20.5% annualized return on average common equity, compared to 23.6% for the 2007 first quarter. For purposes of computing return on average common equity, average common equity has been calculated as the average of common shareholders’ equity outstanding at the beginning and ending of each period.

Diluted weighted average common shares and common share equivalents outstanding, used in the calculation of net income per common share, were 68.0 million in the 2008 first quarter, compared to 76.6 million in the 2007 first quarter. The lower level of weighted average shares outstanding in the 2008 first quarter was primarily due to the impact of share repurchases. As a result of the share repurchase transactions to date, weighted average shares outstanding for the 2008 first quarter were reduced by 9.4 million shares. Share repurchases during the 2007 first quarter had a minimal impact on the weighted average shares outstanding in the period due to the timing of such transactions.

Segment Information

We classify our businesses into two underwriting segments — insurance and reinsurance — and corporate and other (non-underwriting). SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” requires certain disclosures about operating segments in a manner that is consistent with how management evaluates the performance of the segment. For a description of our underwriting segments, refer to note 4, “Segment Information,” of the notes accompanying our consolidated financial statements. Management measures segment performance based on underwriting income or loss.

Insurance Segment

The following table sets forth our insurance segment’s underwriting results:

	Three Months Ended
	March 31,
(U.S. dollars in thousands)	2008	2007

Gross premiums written	$626,348	$661,210
Net premiums written	402,764	428,344

Net premiums earned	$419,100	$413,847
Fee income	882	1,425
Losses and loss adjustment expenses	(287,303)	(259,322)
Acquisition expenses, net	(51,889)	(46,695)
Other operating expenses	(73,637)	(68,894)
Underwriting income	$7,153	$40,361

Underwriting Ratios
Loss ratio	68.6%	62.7%
Acquisition expense ratio (1)	12.2%	11.1%
Other operating expense ratio	17.6%	16.6%
Combined ratio	98.4%	90.4%

(1)          The acquisition expense ratio is adjusted to include certain fee income.

Underwriting Income.  The insurance segment’s underwriting income was $7.2 million for the 2008 first quarter, compared to $40.4 million for the 2007 first quarter. The combined ratio for the insurance segment was 98.4% for the 2008 first quarter, compared to 90.4% for the 2007 first quarter. The components of the insurance segment’s underwriting income are discussed below.

Premiums Written.  Gross premiums written by the insurance segment in the 2008 first quarter were 5.3% lower than in the 2007 first quarter, while net premiums written were 6.0% lower as the insurance segment maintained underwriting discipline in response to the current rate environment. The decrease in net premiums written in the 2008 first quarter was partially driven by a lower level of U.S. specialty casualty business, primarily driven by the U.S. housing market and residential construction project cancellations. Other contributors to the decrease in the 2008 first quarter were a reduction in healthcare business in response to competition and the current rate environment and an increase in the use of reinsurance on surety business. For information regarding net premiums written produced by major line of business and geographic location, refer to note 4, “Segment Information,” of the notes accompanying our consolidated financial statements.

The presentation of the insurance segment’s net premiums written and earned by major line of business has been adjusted. Surety business has been separated from construction, surety and national accounts and travel and accident business has been separated from professional liability and shown in ‘other’. Set forth below is an adjusted schedule of net premiums written and earned by major line of business for the remaining three quarterly periods in 2007 adjusted for the 2008 presentation changes:

	Three Months Ended
INSURANCE SEGMENT	December 31,	September 30,	June 30,
(U.S. dollars in thousands)	2007	2007	2007

Net premiums written
Property, marine and aviation	$55,531	$85,361	$104,705
Construction and national accounts	57,396	54,543	55,514
Programs	50,523	67,792	59,154
Professional liability	65,832	80,707	64,356
Executive assurance	46,511	46,845	47,904
Casualty	35,235	46,209	57,240
Healthcare	13,891	15,952	12,383
Surety	11,114	13,233	12,968
Other (1)	41,324	49,377	37,604
Total	$377,357	$460,019	$451,828

Net premiums earned
Property, marine and aviation	$79,948	$81,430	$92,387
Construction and national accounts	58,602	55,464	50,965
Programs	58,248	59,518	57,036
Professional liability	67,280	67,257	65,805
Executive assurance	44,885	46,481	47,408
Casualty	47,086	50,049	52,570
Healthcare	15,256	16,249	17,107
Surety	14,874	16,597	16,597
Other (1)	40,173	36,539	32,685
Total	$426,352	$429,584	$432,560

(1)          Includes excess workers’ compensation and employers’ liability business and travel and accident business.

Net Premiums Earned.  Net premiums earned by the insurance segment in the 2008 first quarter were 1.3% higher than in the 2007 first quarter, and reflect changes in net premiums written over the previous five quarters, including the mix and type of business written.

Losses and Loss Adjustment Expenses.  The loss ratio for the insurance segment was 68.6% in the 2008 first quarter, compared to 62.7% for the 2007 first quarter. The 2008 first quarter loss ratio included 4.8 points related to the Australian floods in the period and 2.8 points related to large specific risk losses in short-tail lines in the period, while the 2007 first quarter loss ratio included 1.3 points related to large specific risk losses. The 2008 first quarter loss ratio reflected a 1.4 point reduction related to estimated net favorable development in prior year loss reserves, compared to a 0.2 point reduction in prior year loss reserves in the 2007 first quarter. The estimated net favorable development in the 2008 first quarter was primarily in medium-tail and longer-tail lines, partially offset by adverse development from short-tail lines which primarily resulted from higher than expected claims development on property, marine and aviation business. The insurance segment’s loss ratio in the 2008 first quarter also reflects an increase in expected loss ratios across a number of lines of business and changes in the mix of business.

In the 2008 first quarter, the insurance segment renewed its reinsurance program which provides coverage for certain property-catastrophe related losses occurring during 2008 equal to a maximum of 70% of the first $275 million in excess of a $75 million retention per occurrence. The insurance segment had in effect during 2007 a reinsurance program which provided coverage equal to a maximum of 88% of the first $325 million in excess of a $75 million retention per occurrence for certain property catastrophe-related losses occurring during 2007.

Underwriting Expenses.  The insurance segment’s underwriting expense ratio was 29.8% in the 2008 first quarter, compared to 27.7% in the 2007 first quarter. The acquisition expense ratio was 12.2% for the 2008 first quarter, compared to 11.1% for the 2007 first quarter. The acquisition expense ratio is influenced by, among other things, (1) the amount of ceding commissions received from unaffiliated reinsurers, (2) the amount of business written on a surplus lines (non-admitted) basis and (3) mix of business. The acquisition expense ratio in the 2008 first quarter reflects changes in the form of reinsurance ceded and the mix of business. The insurance segment’s other operating expense ratio was 17.6% for the 2008 first quarter, compared to 16.6% in the 2007 first quarter. The higher operating expense ratio in the 2008 first quarter compared to the 2007 first quarter was primarily due to growth in operating expenses without a proportionate increase in net premiums earned.

Reinsurance Segment

The following table sets forth our reinsurance segment’s underwriting results:

	Three Months Ended
	March 31,
(U.S. dollars in thousands)	2008	2007
Gross premiums written	$433,827	$558,654
Net premiums written	408,578	443,401

Net premiums earned	$289,134	$331,646
Fee income	186	544
Losses and loss adjustment expenses	(117,114)	(160,739)
Acquisition expenses, net	(62,750)	(73,433)
Other operating expenses	(18,238)	(13,781)
Underwriting income	$91,218	$84,237

Underwriting Ratios
Loss ratio	40.5%	48.5%
Acquisition expense ratio	21.7%	22.1%
Other operating expense ratio	6.3%	4.2%
Combined ratio	68.5%	74.8%

Underwriting Income.  The reinsurance segment’s underwriting income was $91.2 million for the 2008 first quarter, compared to $84.2 million for the 2007 first quarter. The combined ratio for the reinsurance segment was 68.5% for the 2008 first quarter, compared to 74.8% for the 2007 first quarter. The components of the reinsurance segment’s underwriting income are discussed below.

Premiums Written.  Gross premiums written by the reinsurance segment in the 2008 first quarter were 22.3% lower than in the 2007 first quarter, with reductions in all treaty lines of business. The reinsurance segment’s Bermuda-based reinsurer, Arch Reinsurance Ltd. (“Arch Re Bermuda”), ceded certain lines of property and marine premiums written under a quota share reinsurance treaty (the “Treaty”) to Flatiron Re Ltd. Under the Treaty, Flatiron Re Ltd. assumed a 45% quota share of certain lines of property and marine business underwritten by Arch Re Bermuda for the 2006 and 2007 underwriting years (the percentage ceded was increased from 45% to 70% of covered business bound from June 28, 2006 until August 15, 2006 provided such business did not incept beyond September 30, 2006). On December 31, 2007, the Treaty expired by its terms. For its January 1, 2008 renewals, Arch Re Bermuda adjusted its book of business in light of the expiration of the Treaty. In addition, other reductions in the reinsurance segment’s book of business resulted from continued competition which led to non-renewals or lower shares written.

Ceded premiums written by the reinsurance segment were 5.8% of gross premiums written for the 2008 first quarter, compared to 20.6% for the 2007 first quarter. In the 2008 first quarter, Arch Re Bermuda ceded $18.4 million, or 4.2% of gross premiums written, of certain lines of property and marine premiums written under the Treaty to Flatiron Re Ltd., compared to $108.9 million, or 19.5%, in the 2007 first quarter, with the lower level due to the expiration of the Treaty. On an earned basis, Arch Re Bermuda ceded $58.9 million to Flatiron Re Ltd. in the 2008 first quarter, compared to $66.0 million in the 2007 first quarter. Commission income from the Treaty (in excess of the reimbursement of direct acquisition expenses) reduced the reinsurance segment’s acquisition expense ratio by 3.3 points in the 2008 first quarter, compared to 2.8 points in the 2007 first quarter. At March 31, 2008, $104.5 million of premiums ceded to Flatiron Re Ltd. were unearned. The attendant premiums earned, losses incurred and acquisition expenses will primarily be reflected in the reinsurance segment’s results during the balance of 2008.

Net premiums written by the reinsurance segment in the 2008 first quarter were 7.9% lower than in the 2007 first quarter. For information regarding net premiums written produced by major line of business and geographic location, refer to note 4, “Segment Information,” of the notes accompanying our consolidated financial statements.

Net Premiums Earned.  Net premiums earned by the reinsurance segment in the 2008 first quarter were 12.8% lower than in the 2007 first quarter. The decrease in net premiums earned in the 2008 first quarter primarily resulted from changes in net premiums written over the previous five quarters, including the mix and type of business written.

Losses and Loss Adjustment Expenses.  The reinsurance segment’s loss ratio was 40.5% in the 2008 first quarter, compared to 48.5% for the 2007 first quarter. The loss ratio for the 2008 first quarter reflected a 17.7 point reduction related to estimated net favorable development in prior year loss reserves, compared to a 14.1 point reduction in the 2007 first quarter. The estimated net favorable development in the 2008 first quarter was primarily in short-tail lines and resulted from better than anticipated loss emergence. The 2008 first quarter loss ratio also reflected approximately 2.0 points of catastrophic activity, while the 2007 first quarter loss ratio reflected approximately 4.8 points of catastrophic activity. The reinsurance segment’s loss ratio in the 2008 first quarter also reflected an increase in expected loss ratios across a number of lines of business and changes in the mix of business.

For its January 1 renewals, Arch Re Bermuda adjusted its book of business in light of the expiration of the Treaty with Flatiron Re Ltd. While our reinsurance operations may purchase industry loss warranty contracts and other reinsurance which is intended to limit their exposure, the expiration of the Treaty increases the risk retention of our reinsurance operations and, as a result, may increase the volatility in our results of operations in future periods.

Underwriting Expenses.  The underwriting expense ratio for the reinsurance segment was 28.0% in the 2008 first quarter, compared to 26.3% in the 2007 first quarter. The acquisition expense ratio for the 2008 first quarter was 21.7%, compared to 22.1% for the 2007 first quarter. The acquisition expense ratio is influenced by, among other things, the mix and type of business written and earned and the level of ceding commission income. The reinsurance segment’s other operating expense ratio was 6.3% for the 2008 first quarter, compared to 4.2% for the 2007 first quarter. The higher ratio in the 2008 first quarter primarily resulted from expenses related to the reinsurance segment’s property facultative reinsurance operation, which commenced operations during the 2007 second quarter, and a lower level of net premiums earned.

Net Investment Income

Net investment income for the 2008 first quarter was $122.2 million, compared to $110.0 million for the 2007 first quarter. The increase in net investment income in the 2008 first quarter primarily resulted from a higher level of average invested assets in the 2008 first quarter and also included $3.4 million of interest income resulting from a favorable arbitration decision. The pre-tax investment income yield increased to 4.88% (excluding the arbitration interest) for the 2008 first quarter, compared to 4.84% for the 2007 first quarter. The pre-tax investment income yields were calculated based on amortized cost. Yields on future investment income may vary based on financial market conditions, investment allocation decisions and other factors.

Net Realized Gains or Losses

Following is a summary of net realized gains (losses):

	Three Months Ended
	March 31,
(U.S. dollars in thousands)	2008	2007

Fixed maturities	$52,821	($1,144)
Other investments	(3,178)	1,139
Other	(13,668)	(976)
Total	$35,975	($981)

Currently, our portfolio is actively managed to maximize total return within certain guidelines. In assessing returns under this approach, we include net investment income, net realized gains and losses and the change in unrealized gains and losses generated by our investment portfolio. The effect of financial market movements on the investment portfolio will directly impact net realized gains and losses as the portfolio is adjusted and rebalanced. Total return on our portfolio under management, as reported to us by our investment advisors, for the 2008 first quarter was 0.95%, compared to 1.47% for the 2007 first quarter.

For the 2008 first quarter, net realized gains on our fixed maturities of $52.8 million, respectively, included a provision for declines in the market value of investments held in our available for sale portfolio which were considered to be other-than-temporary of $12.6 million based on a review performed. For the 2007 first quarter, net realized losses on our fixed maturities of $1.1 million included a provision for declines in the market value of investments held in the Company’s available for sale portfolio which were considered to be other-than-temporary of $7.2 million based on a review performed. For the 2008 and 2007 first quarters, the balance of net realized gains or losses on our fixed maturities resulted from the sale of securities following our decisions to reduce credit exposure, changes in duration targets and sales related to rebalancing the portfolio.

Equity in Net Income (Loss) of Investment Funds Accounted for Using the Equity Method

We recorded $22.3 million of equity in net loss of investment funds accounted for using the equity method in the 2008 first quarter. Investment funds accounted for using the equity method totaled $294.4 million at March 31, 2008. Our investment portfolio includes certain funds that invest in fixed maturity securities which, due to the ownership structure of the funds, are accounted for by us using the equity method. In applying the equity method, these investments are initially recorded at cost and are subsequently adjusted based on our proportionate share of the net income or loss of the funds (which include changes in the market value of the underlying securities in the funds).

Following is a summary of equity in net income (loss) of investment funds accounted for using the equity method (previously included in net investment income) for each quarterly period in 2007 and the investment funds accounted for using the equity method (previously included in other investments) at each balance sheet date during 2007:

	Three Months Ended
(U.S. dollars in thousands)	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007

Equity in net income (loss) of investment funds accounted for using the equity method	($906)	($5,283)	$3,376	$2,642

Investment funds accounted for using the equity method, at balance sheet date	$235,974	$216,917	$188,005	$153,663

Other Expenses

Other expenses, which are included in our other operating expenses and part of corporate and other (non-underwriting), were $5.3 million for the 2008 first quarter, compared to $8.1 million for the 2007 first quarter. Such amounts primarily represent certain holding company costs necessary to support our worldwide insurance and reinsurance operations, share based compensation expense and costs associated with operating as a publicly traded company.

Net Foreign Exchange Gains or Losses

Net foreign exchange losses for the 2008 first quarter of $23.6 million consisted of net unrealized losses of $22.3 million and net realized losses of $1.3 million, compared to net foreign exchange losses for the 2007 first quarter of $9.7 million which consisted of net unrealized losses of $17.2 million and net realized gains of $7.5 million. Net unrealized foreign exchange gains or losses result from the effects of revaluing our net insurance liabilities required to be settled in foreign currencies at each balance sheet date. We hold investments in foreign currencies which are intended to mitigate our exposure to foreign currency fluctuations in our net insurance liabilities. However, changes in the value of such investments due to foreign currency rate movements are reflected as a direct increase or decrease to shareholders’ equity, as part of the “Change in unrealized appreciation (decline) in value of investments, net of deferred income tax” in accumulated other comprehensive income, and not in the statement of income.

Income Taxes

The effective tax rate on income before income taxes was 3.9% for the 2008 first quarter, compared to 4.0% for the 2007 first quarter. Our effective tax rates may fluctuate from period to period based on the relative mix of income reported by jurisdiction primarily due to the varying tax rates in each jurisdiction. Our quarterly tax provision is adjusted to reflect changes in our expected annual effective tax rates, if any.

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

On a consolidated basis, our aggregate investable assets totaled $10.24 billion at March 31, 2008, compared to $10.12 billion at December 31, 2007, as detailed in the table below. The increase in investable assets in the 2008 first quarter resulted primarily from cash flows from operations during the period, partially offset by share repurchase activity.

	March 31,	December 31,
(U.S. dollars in thousands)	2008	2007

Fixed maturities available for sale, at fair value	$7,591,695	$7,137,998
Fixed maturities pledged under securities lending agreements, at fair value (1)	1,189,050	1,462,826
Total fixed maturities	8,780,745	8,600,824
Short-term investments available for sale, at fair value	631,285	699,036
Short-term investments pledged under securities lending agreements, at fair value (1)	1,036	219
Cash	258,680	239,915
Other investments	316,252	353,694
Investment funds accounted for using the equity method	294,379	235,975
Total cash and investments (1)	10,282,377	10,129,663
Securities transactions entered into but not settled at the balance sheet date	(39,640)	(5,796)
Total investable assets	$10,242,737	$10,123,867

(1) In our securities lending transactions, we receive collateral in excess of the fair value of the fixed maturities and short-term investments pledged under securities lending agreements. For purposes of this table, we have excluded the collateral received at March 31, 2008 and December 31, 2007 of $1.23 billion and $1.5 billion, respectively, which is reflected as “short-term investment of funds received under securities lending agreements, at fair value” and included the $1.19 billion and $1.46 billion, respectively, of “fixed maturities and short-term investments pledged under securities lending agreements, at fair value.”

At March 31, 2008, our fixed income portfolio, which includes fixed maturity securities and short-term investments, had a “AA+” average Standard & Poor’s quality rating, an average effective duration of 3.50 years, and an average yield to maturity (imbedded book yield), before investment expenses, of 4.82%. At December 31, 2007, our fixed income portfolio had a “AA+” average Standard & Poor’s quality rating, an average effective duration of 3.29 years, and an average yield to maturity (imbedded book yield), before investment expenses, of 5.03%. The increase in the effective duration of our investment portfolio in the 2008 first quarter was primarily attributable to an increase in the duration of our municipal bond holdings due to the method of calculating duration on such securities, which relies on the yield relationship of municipal bonds to U.S. Treasuries.

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

Certain of the our investments, primarily included in other investments and investments accounted for using the equity method on our balance sheet, may use leverage to achieve a higher rate of return. While leverage presents opportunities for increasing the total return of such investments, it may increase losses as well. Accordingly, any event that adversely affects the value of the underlying securities held by such investments would be magnified to the extent leverage is used and our potential losses from such investments would be magnified.

Our Chief Investment Officer administers the investment portfolio, oversees our investment managers, formulates investment strategy in conjunction with our finance and investment committee and directly manages certain portions of our fixed income portfolio. At March 31, 2008, approximately $4.76 billion, or 46.5%, of our total investments and cash was internally managed, compared to $4.61 billion, or 45.5%, at December 31, 2007. While maintaining our emphasis on preservation of capital and liquidity, we expect our portfolio to become more diversified and, as a result, we may expand into areas which are not currently part of our investment strategy.

Our investment strategy allows for the use of derivative instruments. We utilize various derivative instruments such as futures contracts as part of the management of our stock index fund investments and to replicate equity investment positions. Derivative instruments may be used to enhance investment performance, to replicate investment positions or to manage market exposures and duration risk that would be allowed under our investment guidelines if implemented in other ways. See Note 6, “Investment Information—Investment-Related Derivatives,” of the notes accompanying our consolidated financial Statements for additional disclosures concerning derivatives.

Other investments totaled $316.3 million at March 31, 2008, compared to $353.7 million at December 31, 2007. Investment funds accounted for using the equity method totaled $294.4 million at March 31, 2008, compared to $236.0 million at December 31, 2007. Our investment commitments related to other investments and investment funds accounted for using the equity method totaled approximately $91.5 million at March 31, 2008. See Note 6, “Investment Information—Other Investments” and “Investment Information—Investment Funds Accounted for Using the Equity Method” of the notes accompanying our consolidated financial statements for further details.

Reinsurance Recoverables

We monitor the financial condition of our reinsurers and attempt to place coverages only with substantial, financially sound carriers. At March 31, 2008, approximately 87.9% of reinsurance recoverables on paid and unpaid losses (not including prepaid reinsurance premiums) of $1.76 billion were due from carriers which had an A.M. Best rating of “A-” or better and the largest reinsurance recoverable from any one carrier was less than 5.7% of our total shareholders’ equity. At December 31, 2007, approximately 88.5% of our reinsurance recoverables on paid and unpaid losses (not including prepaid reinsurance premiums) of $1.74 billion were due from carriers which had an A.M. Best rating of “A-” or better, and the largest reinsurance recoverable from any one carrier was less than 5.2%, respectively, of our total shareholders’ equity.

Reinsurance recoverables from Flatiron Re Ltd., which is not rated by A.M. Best, were $167.1 million at March 31, 2008, compared to $152.6 million at December 31, 2007. Flatiron Re Ltd. is required to contribute funds into a trust for the benefit of Arch Re Bermuda. The recoverable from Flatiron Re Ltd. was fully collateralized through such trust at March 31, 2008 and December 31, 2007.  See Note 5, “Reinsurance,” of the

notes accompanying our consolidated financial Statements for further details on the quota share reinsurance treaty with Flatiron Re Ltd.

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

At March 31, 2008 and December 31, 2007, our Loss Reserves, net of unpaid losses and loss adjustment expenses recoverable, by type and by operating segment were as follows:

	March 31,	December 31,
(U.S. dollars in thousands)	2008	2007

Insurance:
Case reserves.	$884,743	$811,054
IBNR reserves	2,158,479	2,100,696
Total net reserves	$3,043,222	$2,911,750

Reinsurance:
Case reserves	$641,286	$623,419
Additional case reserves	78,784	80,438
IBNR reserves	1,903,732	1,867,226
Total net reserves	$2,623,802	$2,571,083

Total:
Case reserves	$1,526,029	$1,434,473
Additional case reserves	78,784	80,438
IBNR reserves	4,062,211	3,967,922
Total net reserves	$5,667,024	$5,482,833

At March 31, 2008 and December 31, 2007, the insurance segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	March 31,	December 31,
(U.S. dollars in thousands)	2008	2007

Casualty	$658,853	$647,842
Construction and national accounts	456,599	431,309
Executive assurance	453,055	431,068
Professional liability	445,264	412,527
Property, marine and aviation	392,698	345,177
Programs	371,158	370,852
Healthcare	149,384	153,018
Surety	78,193	87,232
Other	38,018	32,725
Total net reserves	$3,043,222	$2,911,750

At March 31, 2008 and December 31, 2007, the reinsurance segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	March 31,	December 31,
(U.S. dollars in thousands)	2008	2007

Casualty	$1,769,483	$1,715,712
Property excluding property catastrophe	306,946	295,728
Other specialty.	204,113	212,088
Marine and aviation	174,863	167,290
Property catastrophe	104,868	111,084
Other	63,529	69,181
Total net reserves	$2,623,802	$2,571,083

Shareholders’ Equity

Our shareholders’ equity was $4.0 billion at March 31, 2008, compared to $4.04 billion at December 31, 2007. The decrease in the 2008 first quarter of $31.3 million was primarily attributable to share repurchase activity and an after-tax decrease in the fair value of our investment portfolio, partially offset by net income in the period.

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

On a consolidated basis, our aggregate cash and invested assets totaled $10.24 billion at March 31, 2008, compared to $10.12 billion at December 31, 2007. ACGL’s readily available cash, short-term investments and marketable securities, excluding amounts held by our regulated insurance and reinsurance subsidiaries, totaled $17.4 million at March 31, 2008, compared to $36.3 million at December 31, 2007. During the 2008 first quarter, ACGL received dividends of $160.0 million from Arch Re Bermuda which were used to fund the share repurchase program described below along with the payment of preferred dividends and other corporate expenses.

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

Our insurance and reinsurance subsidiaries are required to maintain assets on deposit, which primarily consist of fixed maturities, with various regulatory authorities to support their operations. The assets on deposit are available to settle insurance and reinsurance liabilities to third parties. Our insurance and reinsurance subsidiaries also have investments in segregated portfolios primarily to provide collateral or guarantees for letters of credit to third parties. At March 31, 2008 and December 31, 2007, such amounts approximated $1.16 billion and $1.17 billion, respectively. In addition, certain of our operating subsidiaries maintain assets in trust accounts as collateral for insurance and reinsurance transactions with affiliated companies. At March 31, 2008 and December 31, 2007, such amounts approximated $3.84 billion and $3.8 billion, respectively.

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

Consolidated cash provided by operating activities was $334.5 million for the 2008 first quarter, compared to $403.1 million for the 2007 first quarter. The lower level of operating cash flows in the 2008 first quarter primarily resulted from an increase in paid losses, as the Company’s insurance and reinsurance loss reserves have continued to mature, along with a lower level of premiums written and collected. Cash flow from operating activities are provided by premiums collected, fee income, investment income and collected reinsurance recoverables, offset by losses and loss adjustment expense payments, reinsurance premiums paid, operating costs and current taxes paid.

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

On February 28, 2007, our board of directors authorized us to invest up to $1 billion in ACGL’s common shares through a share repurchase program. Repurchases under the program may be effected from time to time in open market or privately negotiated transactions through February 2009. During the 2008 first quarter, ACGL repurchased approximately 2.7 million common shares under the share repurchase program for an aggregate purchase price of $189.8 million. Since the inception of the share repurchase program, ACGL has repurchased approximately 10.5 million common shares for an aggregate purchase price of $726.9 million. As a result of the share repurchase transactions to date, book value per common share was reduced by $1.70 per share at March 31, 2008, compared to $1.45 at December 31, 2007, and weighted average shares outstanding for the 2008 first quarter were reduced by 9.4 million shares. The timing and amount of the repurchase transactions under this program will depend on a variety of factors, including market conditions and corporate and regulatory considerations. In connection with the repurchase program, the Warburg Pincus funds waived their rights relating to share repurchases under the shareholders agreement for all repurchases of common shares by ACGL under the repurchase program in open market transactions and certain privately negotiated transactions.

In January 2008, we announced that Arch Re Bermuda finalized a joint venture agreement with Gulf Investment Corporation GSC (“GIC”) to establish a new reinsurer to be based in the Dubai International Financial Centre. The joint venture will initially target the six member states of the Gulf Cooperation Council, which include Bahrain, Kuwait, Oman, Qatar, Saudi Arabia and the United Arab Emirates. Under the agreement, each of Arch Re Bermuda and GIC will own 50% of the joint venture. The joint venture will write a broad range of property and casualty reinsurance, including aviation, energy, commercial transportation, marine, engineered risks and property, on both a treaty and facultative basis. The initial total capital of the joint venture, which will be provided by Arch Re Bermuda and GIC equally, will consist of $200 million, plus an additional

$200 million to be funded depending on the joint venture’s business needs. The joint venture’s underwriting activities are expected to commence during the first half of 2008, subject to approval by the Dubai Financial Services Authority.

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

In August 2006, we entered into a five-year agreement for a $300 million unsecured revolving loan and letter of credit facility and a $1.0 billion secured letter of credit facility. The $300 million unsecured loan and letter of credit facility is also available for the issuance of unsecured letters of credit up to $100 million for our U.S.-based reinsurance operation. Including the secured letter of credit portion of the Credit Agreement and another letter of credit facility (together, the “LOC Facilities”), we have access to letter of credit facilities for up to a total of $1.45 billion. At March 31, 2008 and December 31, 2007, we had approximately $579.9 million and $612.4 million, respectively, in outstanding letters of credit under the LOC Facilities, which were secured by investments totaling $612.2 million and $652.8 million, respectively.

During 2006, ACGL completed two public offerings of non-cumulative preferred shares. On February 1, 2006, $200.0 million principal amount of 8.0% series A non-cumulative preferred shares (“series A preferred shares”) were issued with net proceeds of $193.5 million and, on May 24, 2006, $125.0 million principal amount of 7.875% series B non-cumulative preferred shares (“series B preferred shares” and together with the series A preferred shares, the “preferred shares”) were issued with net proceeds of $120.9 million. The net proceeds of the offerings were used to support the underwriting activities of ACGL’s insurance and reinsurance subsidiaries. ACGL has the right to redeem all or a portion of each series of preferred shares at a redemption price of $25.00 per share on or after (1) February 1, 2011 for the series A preferred shares and (2) May 15, 2011 for the series B preferred shares. Dividends on the preferred shares are non-cumulative. Consequently, in the event dividends are not declared on the preferred shares for any dividend period, holders of preferred shares will not be entitled to receive a dividend for such period, and such undeclared dividend will not accrue and will not be payable. Holders of preferred shares will be entitled to receive dividend payments only when, as and if declared by ACGL’s board of directors or a duly authorized committee of ACGL’s board of directors. Any such dividends will be payable from the date of original issue on a non-cumulative basis, quarterly in arrears. To the extent declared, these dividends will accumulate, with respect to each dividend period, in an amount per share equal to 8.0% of the $25.00 liquidation preference per annum for the series A preferred shares and 7.875% of the $25.00 liquidation preference per annum for the series B preferred shares. In the 2008 and 2007 first quarters, we paid $6.5 million to holders of the preferred shares and, at March 31, 2008, had declared an aggregate of $3.3 million of dividends to be paid to holders of the preferred shares.

At March 31, 2008, ACGL’s capital of $4.3 billion consisted of $300.0 million of senior notes, representing 7.0% of the total, $325.0 million of preferred shares, representing 7.6% of the total, and common shareholders’ equity of $3.68 billion, representing the balance. At December 31, 2007, ACGL’s capital of $4.34 billion consisted of $300.0 million of senior notes, representing 6.9% of the total, $325.0 million of preferred shares, representing 7.5% of the total, and common shareholders’ equity of $3.71 billion, representing the balance. The decrease in capital during the 2008 first quarter of $31.3 million was primarily attributable to share repurchase activity and an after-tax decrease in the fair value of our investment portfolio, partially offset by net income in the period.

Off-Balance Sheet Arrangements

Off-balance sheet arrangements are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2007.

Book Value Per Common Share and Share Repurchases

The following table presents the calculation of book value per common share and the impact of transactions under the share repurchase program on book value per common share:

	March 31,	December 31,
(U.S. dollars in thousands, except share data)	2008	2007

Calculation of book value per common share:
Total shareholders’ equity	$4,004,544	$4,035,811
Less preferred shareholders’ equity	(325,000)	(325,000)
Common shareholders’ equity	$3,679,544	$3,710,811
Common shares outstanding (1)	64,649,618	67,318,466
Book value per common share	$56.92	$55.12

Effect of share repurchases to date:
Aggregate purchase price of shares repurchased	$726,909	$537,066
Shares repurchased	10,518,948	7,769,039
Average price per share repurchased	$69.10	$69.13

Estimated dilutive impact on ending book value per common share (2)	$(1.70)	$(1.45)

(1)       Excludes the effects of 5,400,266 and 5,486,033 stock options and 115,053 and 116,453 restricted stock units outstanding at March 31, 2008 and December 31, 2007, respectively.

(2)       As the average price per share repurchased during the periods exceeded the book value per common share at March 31, 2008 and December 31, 2007, the repurchase of shares during the periods reduced book value per common share at both dates.

(3)       The estimated impact on diluted earnings per share was calculated comparing reported results versus (i) net income per share plus an estimate of lost net investment income on the share repurchases divided by (ii) weighted average diluted shares outstanding plus an estimate of the weighted average shares repurchased. The repurchase of shares was accretive to diluted earnings per share in the 2008 first quarter. The repurchase of shares during the 2007 first quarter had a minimal impact on diluted earnings per share due to the timing of such transactions.

Market Sensitive Instruments and Risk Management

In accordance with the SEC’s Financial Reporting Release No. 48, we performed a sensitivity analysis to determine the effects that market risk exposures could have on the future earnings, fair values or cash flows of our financial instruments as of March 31, 2008. (See section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Sensitive Instruments and Risk Management” included in our 2007 Annual Report on Form 10-K.) Market risk represents the risk of changes in the fair value of a financial instrument and is comprised of several components, including liquidity, basis and price risks. At March 31, 2008, material changes in market risk exposures that affect the quantitative and qualitative disclosures presented as of December 31, 2007 are as follows:

Investment Market Risk

Fixed Income Securities. We invest in interest rate sensitive securities, primarily debt securities. We consider the effect of interest rate movements on the market value of our fixed maturities, fixed maturities pledged under securities lending agreements, short-term investments and certain of our other investments and investment funds accounted for using the equity method which invest in fixed income securities and the corresponding change in unrealized appreciation. As interest rates rise, the market value of our interest rate sensitive securities falls, and the converse is also true. The following table summarizes the effect that an immediate, parallel shift in the interest rate yield curve would have had on the portfolio at March 31, 2008 and December 31, 2007. Based on historical observations, there is a low probability that all interest rate yield curves would shift in the same direction at the same time and, accordingly, the actual effect of interest rate movements may differ materially from the amounts set forth below. For further discussion on investment activity, please refer to “Investments.”

	Interest Rate Shift in Basis Points
(U.S. dollars in millions)	-100	-50	0	50	100

March 31, 2008:
Total market value	$10,191.0	$10,013.7	$9,839.8	$9,669.4	$9,502.4
Market value change from base	3.57%	1.77%	—	(1.73%)	(3.43%)
Change in unrealized value	$351.2	$173.9	—	($170.4)	($337.4)

December 31, 2007:
Total market value	$10,048.9	$9,885.3	$9,725.0	$9,565.4	$9,409.6
Market value change from base	3.33%	1.65%	—	(1.64%)	(3.24%)
Change in unrealized value	$323.9	$160.3	—	($159.6)	($315.4)

Another method that attempts to measure portfolio risk is Value-at-Risk (“VaR”). VaR attempts to take into account a broad cross-section of risks facing a portfolio by utilizing relevant securities volatility data skewed towards the most recent months and quarters. VaR measures the amount of a portfolio at risk for outcomes 1.65 standard deviations from the mean based on normal market conditions over a one year time horizon and is expressed as a percentage of the portfolio’s initial value. In other words, 95% of the time, should the risks taken into account in the VaR model perform per their historical tendencies, the portfolio’s loss in any one year period is expected to be less than or equal to the calculated VaR, stated as a percentage of the measured portfolio’s initial value. As of March 31, 2008, our portfolio’s VaR was estimated to be 5.47%, compared to an estimated 3.73% at December 31, 2007.

Equities and Privately Held Securities. Our investment portfolio includes an allocation to other investments which include investments in certain stock index funds, other preferred stocks and privately held securities. See

Note 6, “Investment Information—Other Investments,” of the notes accompanying our consolidated financial Statements for additional disclosures concerning our other investments. At March 31, 2008 and December 31, 2007, the fair value of our investments in equities and privately held securities totaled $183.9 million and $164.8 million, respectively. These securities are exposed to price risk, which is the potential loss arising from decreases in the market value of equities. An immediate hypothetical 10% depreciation in the value of each equity position would reduce the fair value of such investments by approximately $18.4 million and $16.5 million at March 31, 2008 and December 31, 2007, respectively, and would have decreased book value per common share by approximately $0.28 and $0.24, respectively.

Investment-Related Derivatives. We began to invest in certain derivative instruments in 2006 to replicate investment positions and to manage market exposures and duration risk. At March 31, 2008, the notional value of the net short position for equity futures was $66.2 million, compared to a net long position for equity futures of $91.2 million at December 31, 2007. At March 31, 2008 and December 31, 2007, the notional value of the net long position for Treasury note futures was $444.4 million and $61.7 million, respectively. A 10% depreciation of the underlying exposure to these derivative instruments at March 31, 2008 and December 31, 2007 would have resulted in a reduction in net income of approximately $51.1 million and $15.3 million, respectively, and would have decreased book value per common share by $0.79 and $0.23, respectively.

Foreign Currency Exchange Risk

Foreign currency rate risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates. A 10% depreciation of the U.S. Dollar against other currencies under our outstanding contracts at March 31, 2008 and December 31, 2007, net of unrealized appreciation on our securities denominated in currencies other than the U.S. Dollar, would have resulted in unrealized gains of approximately $14.4 million and $12.9 million, respectively, and would have increased book value per common share by approximately $0.22 and $0.19, respectively. A 10% appreciation of the U.S. Dollar against other currencies under our outstanding contracts at March 31, 2008 and December 31, 2007, net of unrealized depreciation on our securities denominated in currencies other than the U.S. Dollar, would have resulted in unrealized losses of approximately $14.4 million and $12.9 million, respectively, and would have decreased book value per common share by approximately $0.22 and $0.19, respectively. Historical observations indicate a low probability that all foreign currency exchange rates would shift against the U.S. Dollar in the same direction and at the same time and, accordingly, the actual effect of foreign currency rate movements may differ materially from the amounts set forth above. For further discussion on foreign exchange activity, please refer to “Results of Operations.”

Cautionary Note Regarding Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 (“PLSRA”) provides a “safe harbor” for forward-looking statements. This report or any other written or oral statements made by or on behalf of us may include forward-looking statements, which reflect our current views with respect to future events and financial performance. All statements other than statements of historical fact included in or incorporated by reference in this report are forward-looking statements. Forward-looking statements, for purposes of the PLSRA or otherwise, can generally be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe” or “continue” and similar statements of a future or forward-looking nature or their negative or variations or similar terminology.

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

•            accuracy of those estimates and judgments utilized in the preparation of our financial statements, including those related to revenue recognition, insurance and other reserves, reinsurance recoverables, investment valuations, intangible assets, bad debts, income taxes, contingencies and litigation, and any determination to use the deposit method of accounting, which for a relatively new insurance and reinsurance company, like our company, are even more difficult to make than those made in a mature company since relatively limited historical information has been reported to us through March 31, 2008;

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

•            statutory or regulatory developments, including as to tax policy and matters and insurance and other regulatory matters such as the adoption of proposed legislation that would affect Bermuda-headquartered companies and/or Bermuda-based insurers or reinsurers and/or changes in regulations or tax laws applicable to us, our subsidiaries, brokers or customers; and

•            the other matters set forth in this Quarterly Report on Form 10-Q, as well as the risk and other factors set forth in ACGL’s Annual Report on Form 10-K and other documents on file with the SEC.

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

Other Financial Information

The interim financial information included in this Quarterly Report on Form 10-Q as of and for the three months ended March 31, 2008 has not been audited by PricewaterhouseCoopers LLP. In reviewing such information, PricewaterhouseCoopers LLP has applied limited procedures in accordance with professional standards for reviews of interim financial information. However, their separate report included in this Quarterly Report on Form 10-Q for the 2008 first quarter states that they did not audit and they do not express an opinion on that interim financial information. Accordingly, you should restrict your reliance on their reports on such information. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their reports on the interim financial information because such reports do not constitute “reports” or “parts” of the registration statements prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act of 1933.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the filing of this Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to applicable Exchange Act Rules as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of and during the period covered by this report with respect to information being recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms and with respect to timely communication to them and other members of management responsible for preparing periodic reports of all material information required to be disclosed in this report as it relates to ACGL and its consolidated subsidiaries.

We continue to enhance our operating procedures and internal controls to effectively support our business and our regulatory and reporting requirements. Our management does not expect that our disclosure controls or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. As a result of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons or by collusion of two or more people. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. As a result of the inherent limitations in a cost-effective control system, misstatement due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the disclosure controls and procedures are met.

Changes in Internal Controls Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

We, in common with the insurance industry in general, are subject to litigation and arbitration in the normal course of our business. As of March 31, 2008, we were not a party to any material litigation or arbitration other than as a part of the ordinary course of business in relation to claims and reinsurance recoverable matters, none of which is expected by management to have a significant adverse effect on our results of operations and financial condition and liquidity.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes ACGL’s purchases of its common shares for the 2008 first quarter:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan or Programs (2)
1/1/2008-1/31/2008	1,361,816	$69.55	1,361,816	$368,215
2/1/2008-2/29/2008	722,997	$68.56	716,394	$318,183
3/1/2008-3/31/2008	671,699	$67.13	671,699	$273,091
Total	2,756,512	$68.70	2,749,909	$273,091

(1)          Includes 6,603 shares repurchased from employees in order to facilitate the payment of withholding taxes on restricted shares granted. We purchased these shares at their fair market value, as determined by reference to the closing price of our common shares on the day the restricted shares vested.

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

Item 5.  Other Information

In accordance with Section 10a(i)(2) of the Securities Exchange Act of 1934, as amended, we are responsible for disclosing non-audit services to be provided by our independent registered public accounting firm, PricewaterhouseCoopers LLP, which are approved by the Audit Committee of our board of directors. During the 2008 first quarter, the Audit Committee approved engagements of PricewaterhouseCoopers LLP for the following permitted non-audit services: tax services, tax consulting and tax compliance.

Item 6.  Exhibits

Exhibit No.	Description

10	Joint Venture Agreement, dated January 22, 2008, between Gulf Investment Corporation GSC and Arch Reinsurance Ltd. relating to Gulf Re Holdings Limited (1)

15	Accountants’ Awareness Letter (regarding unaudited interim financial information)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)          Pursuant to 17 CFR 240.24 b-2, confidential information has been omitted and filed separately with the SEC pursuant to a request for confidential treatment filed with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCH CAPITAL GROUP LTD.
(REGISTRANT)

/s/ Constantine Iordanou
Date: May 8, 2008	Constantine Iordanou
President and Chief Executive Officer (Principal Executive Officer) and Director

/s/ John D. Vollaro
Date: May 8, 2008	John D. Vollaro
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10	Joint Venture Agreement, dated January 22, 2008, between Gulf Investment Corporation GSC and Arch Reinsurance Ltd. relating to Gulf Re Holdings Limited (1)

15	Accountants’ Awareness Letter (regarding unaudited interim financial information)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(2)          Pursuant to 17 CFR 240.24 b-2, confidential information has been omitted and filed separately with the SEC pursuant to a request for confidential treatment filed with the SEC.