Form 10-Q
period 2008-06-30
ARCH CAPITAL GROUP LTD.
filed 2008-08-08
CIK 947484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period to

Commission file number:  0-26456

ARCH CAPITAL GROUP LTD.

(Exact name of registrant as specified in its charter)

Bermuda	Not Applicable
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

Wessex House, 45 Reid Street
Hamilton HM 12, Bermuda
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (441) 278-9250

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting coming)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common shares as of the latest practicable date.

Class	Outstanding at August 1, 2008
Common Shares, $0.01 par value	60,111,444

ARCH CAPITAL GROUP LTD.

INDEX

Page No.
PART I. Financial Information

Item 1 — Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	2

Consolidated Balance Sheets	3
June 30, 2008 (unaudited) and December 31, 2007

Consolidated Statements of Income	4
For the three and six month periods ended June 30, 2008 and 2007 (unaudited)

Consolidated Statements of Changes in Shareholders’ Equity	5
For the six month periods ended June 30, 2008 and 2007 (unaudited)

Consolidated Statements of Comprehensive Income	6
For the six month periods ended June 30, 2008 and 2007 (unaudited)

Consolidated Statements of Cash Flows	7
For the six month periods ended June 30, 2008 and 2007 (unaudited)

Notes to Consolidated Financial Statements (unaudited)	8

Item 2 — Management’s Discussion and Analysis of Financial Condition
and Results of Operations	33

Item 3 — Quantitative and Qualitative Disclosures About Market Risk	57

Item 4 — Controls and Procedures	57

PART II. Other Information

Item 1 — Legal Proceedings	58

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds	58

Item 4 — Submission of Matters to a Vote of Security Holders	59

Item 5 — Other Information	60

Item 6 — Exhibits	60

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Arch Capital Group Ltd.:

We have reviewed the accompanying consolidated balance sheets of Arch Capital Group Ltd. and its subsidiaries (the “Company”) as of June 30, 2008, and the related consolidated statements of income for each of the three-month and six-month periods ended June 30, 2008 and June 30, 2007, and the consolidated statements of changes in shareholders’ equity, comprehensive income and cash flows for the six-month periods ended June 30, 2008 and June 30, 2007. These interim financial statements are the responsibility of the Company’s management.

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

August 8, 2008

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share data)

	(Unaudited)
	June 30,	December 31,
	2008	2007
Assets
Investments:
Fixed maturities available for sale, at fair value (amortized cost: 2008, $7,787,994; 2007, $7,037,272)	$7,746,296	$7,137,998
Short-term investments available for sale, at fair value (amortized cost: 2008, $644,156; 2007, $700,262)	645,587	699,036
Short-term investment of funds received under securities lending agreements, at fair value	918,207	1,503,723
Other investments (cost: 2008, $281,243; 2007, $323,950)	295,638	353,694
Investment funds accounted for using the equity method	351,879	235,975
Investment in joint venture	100,000	—
Total investments	10,057,607	9,930,426

Cash	246,544	239,915
Accrued investment income	76,313	73,862
Fixed maturities and short-term investments pledged under securities lending agreements, at fair value	890,822	1,463,045
Premiums receivable	859,261	729,628
Unpaid losses and loss adjustment expenses recoverable	1,586,201	1,609,619
Paid losses and loss adjustment expenses recoverable	113,439	132,289
Prepaid reinsurance premiums	364,226	480,462
Deferred income tax assets, net	66,944	57,051
Deferred acquisition costs, net	319,732	290,059
Receivable for securities sold	1,053,379	17,359
Other assets	647,034	600,552
Total Assets	$16,281,502	$15,624,267

Liabilities
Reserve for losses and loss adjustment expenses	$7,349,083	$7,092,452
Unearned premiums	1,735,371	1,765,881
Reinsurance balances payable	254,830	301,309
Senior notes	300,000	300,000
Revolving credit agreement borrowings	100,000	—
Securities lending payable	918,207	1,503,723
Payable for securities purchased	1,064,224	23,155
Other liabilities	673,554	601,936
Total Liabilities	12,395,269	11,588,456

Commitments and Contingencies

Shareholders’ Equity
Non-cumulative preferred shares ($0.01 par value, 50,000,000 shares authorized)
-Series A (issued: 2008 and 2007, 8,000,000)	80	80
-Series B (issued: 2008 and 2007, 5,000,000)	50	50
Common shares ($0.01 par value, 200,000,000 shares authorized, issued: 2008, 61,943,100; 2007, 67,318,466)	619	673
Additional paid-in capital	1,089,636	1,451,667
Retained earnings	2,809,821	2,428,117
Accumulated other comprehensive (loss) income, net of deferred income tax	(13,973)	155,224
Total Shareholders’ Equity	3,886,233	4,035,811
Total Liabilities and Shareholders’ Equity	$16,281,502	$15,624,267

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(U.S. dollars in thousands, except share data)

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues
Net premiums written	$686,118	$757,895	$1,497,460	$1,629,640
Decrease (increase) in unearned premiums	19,557	(6,483)	(83,551)	(132,735)
Net premiums earned	705,675	751,412	1,413,909	1,496,905
Net investment income	117,120	113,923	239,313	223,970
Net realized (losses) gains	(12,669)	(3,757)	23,306	(4,738)
Fee income	1,238	2,091	2,306	4,060
Equity in net income (loss) of investment funds accounted for using the equity method	19,583	3,376	(2,730)	6,018
Other income	4,968	265	9,004	869
Total revenues	835,915	867,310	1,685,108	1,727,084

Expenses
Losses and loss adjustment expenses	404,625	425,663	809,042	845,724
Acquisition expenses	119,226	117,277	233,865	237,405
Other operating expenses	102,578	100,505	199,765	191,318
Interest expense	5,788	5,523	11,312	11,046
Net foreign exchange (gains) losses	(298)	6,450	23,289	16,192
Total expenses	631,919	655,418	1,277,273	1,301,685

Income before income taxes	203,996	211,892	407,835	425,399

Income tax expense	5,253	6,037	13,209	14,532

Net income	198,743	205,855	394,626	410,867

Preferred dividends	6,461	6,461	12,922	12,922

Net income available to common shareholders	$192,282	$199,394	$381,704	$397,945

Net income per common share
Basic	$3.05	$2.75	$5.95	$5.44
Diluted	$2.92	$2.65	$5.71	$5.24

Weighted average common shares and common share equivalents outstanding
Basic	62,995,550	72,494,823	64,145,533	73,209,439
Diluted	65,748,119	75,254,846	66,886,972	75,947,858

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(U.S. dollars in thousands)

	(Unaudited)
	Six Months Ended
	June 30,
	2008	2007
Non-Cumulative Preferred Shares
Balance at beginning and end of period	$130	$130

Common Shares
Balance at beginning of year	673	743
Common shares issued, net	2	6
Purchases of common shares under share repurchase program	(56)	(36)
Balance at end of period	619	713

Additional Paid-in Capital
Balance at beginning of year	1,451,667	1,944,304
Common shares issued	3,511	405
Exercise of stock options	9,073	13,373
Common shares retired	(391,776)	(257,162)
Amortization of share-based compensation	17,511	14,457
Other	(350)	918
Balance at end of period	1,089,636	1,716,295

Retained Earnings
Balance at beginning of year	2,428,117	1,593,907
Adjustment to adopt SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140”	—	2,111
Balance at beginning of year, as adjusted	2,428,117	1,596,018
Dividends declared on preferred shares	(12,922)	(12,922)
Net income	394,626	410,867
Balance at end of period	2,809,821	1,993,963

Accumulated Other Comprehensive Income (Loss)
Balance at beginning of year	155,224	51,535
Adjustment to adopt SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140”	—	(2,111)
Balance at beginning of year, as adjusted	155,224	49,424
Change in unrealized appreciation (decline) in value of investments, net of deferred income tax	(169,023)	(67,513)
Foreign currency translation adjustments, net of deferred income tax	(174)	11,055
Balance at end of period	(13,973)	(7,034)

Total Shareholders’ Equity	$3,886,233	$3,704,067

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(U.S. dollars in thousands)

	(Unaudited)
	Six Months Ended
	June 30,
	2008	2007
Comprehensive Income
Net income	$394,626	$410,867
Other comprehensive income (loss), net of deferred income tax
Unrealized decline in value of investments:
Unrealized holding losses arising during period	(127,124)	(72,486)
Reclassification of net realized (gains) losses, net of income taxes, included in net income	(41,899)	4,973
Foreign currency translation adjustments	(174)	11,055
Other comprehensive loss	(169,197)	(56,458)
Comprehensive Income	$225,429	$354,409

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	(Unaudited)
	Six Months Ended
	June 30,
	2008	2007
Operating Activities
Net income	$394,626	$410,867
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized (gains) losses	(20,087)	4,854
Equity in net (income) loss of investment funds accounted for using the equity method and other income	(6,009)	(6,887)
Share-based compensation	17,511	14,457
Changes in:
Reserve for losses and loss adjustment expenses, net of unpaid losses and loss adjustment expenses recoverable	278,357	324,793
Unearned premiums, net of prepaid reinsurance premiums	85,364	135,525
Premiums receivable	(126,518)	(290,437)
Deferred acquisition costs, net	(29,810)	(18,702)
Reinsurance balances payable	(47,774)	79,254
Other liabilities	48,281	1,737
Other items, net	(3,133)	21,542
Net Cash Provided By Operating Activities	590,808	677,003

Investing Activities
Purchases of fixed maturity investments	(7,510,262)	(8,933,304)
Proceeds from sales of fixed maturity investments	7,044,479	8,407,340
Proceeds from redemptions and maturities of fixed maturity investments	317,369	305,847
Purchases of other investments	(187,652)	(185,357)
Proceeds from sales of other investments	89,324	62,309
Investment in joint venture	(100,000)	—
Net sales (purchases) of short-term investments	60,739	(141,217)
Change in investment of securities lending collateral	585,516	(223,583)
Purchases of furniture, equipment and other	(4,984)	(8,998)
Net Cash Provided By (Used For) Investing Activities	294,529	(716,963)

Financing Activities
Purchases of common shares under share repurchase program	(389,753)	(254,973)
Proceeds from common shares issued, net	8,050	7,427
Revolving credit agreement borrowings	100,000	—
Change in securities lending collateral	(585,516)	223,583
Excess tax benefits from share-based compensation	1,276	3,965
Preferred dividends paid	(12,922)	(12,922)
Net Cash Used For Financing Activities	(878,865)	(32,920)

Effects of exchange rate changes on foreign currency cash	157	1,006

Increase (decrease) in cash	6,629	(71,874)
Cash beginning of year	239,915	317,017
Cash end of period	$246,544	$245,143

Income taxes paid, net	$5,233	$1,881
Interest paid	$11,259	$11,025

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.      General

Arch Capital Group Ltd. (“ACGL”) is a Bermuda public limited liability company which provides insurance and reinsurance on a worldwide basis through its wholly owned subsidiaries.

The interim consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of ACGL and its wholly owned subsidiaries (together with ACGL, the “Company”). All significant intercompany transactions and balances have been eliminated in consolidation. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair statement of results on an interim basis. The results of any interim period are not necessarily indicative of the results for a full year or any future periods.

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

To facilitate period-to-period comparisons, certain amounts in the 2007 consolidated financial statements have been reclassified to conform to the 2008 presentation. Such reclassifications had no effect on the Company’s consolidated net income. Tabular dollars and share amounts are in thousands, except per share amounts.

2.      Share Transactions

Share Repurchase Program

The board of directors of ACGL has authorized the investment of up to $1.5 billion in ACGL’s common shares through a share repurchase program. Such amount consisted of a $1.0 billion authorization in February 2007 and a $500 million authorization in May 2008. Repurchases under the program may be effected from time to time in open market or privately negotiated transactions through February 2010. Since the inception of the share repurchase program, ACGL has repurchased approximately 13.4 million common shares for an aggregate purchase price of $926.8 million. During the 2008 second quarter and six months ended June 30, 2008, ACGL repurchased approximately 2.9 million and 5.6 million common shares, respectively, for an aggregate purchase price of $199.9 million and $389.8 million, respectively. As a result of share repurchase transactions, book value per common share was reduced by $2.09 per share at June 30, 2008. Weighted average shares outstanding for the 2008 second quarter and six months ended June 30, 2008 were reduced by 11.9 million and 10.6 million shares, respectively. Weighted average shares outstanding for the 2007 second quarter and six months ended June 30, 2007 were reduced by 1.8 million and 1.0 million shares, respectively.

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Non-Cumulative Preferred Shares

During 2006, ACGL completed two public offerings of non-cumulative preferred shares (“Preferred Shares”). On February 1, 2006, $200.0 million principal amount of 8.0% series A non-cumulative preferred shares (“Series A Preferred Shares”) were issued with net proceeds of $193.5 million and, on May 24, 2006, $125.0 million principal amount of 7.875% series B non-cumulative preferred shares (“Series B Preferred Shares”) were issued with net proceeds of $120.9 million. The net proceeds of the offerings were used to support the underwriting activities of ACGL’s insurance and reinsurance subsidiaries. ACGL has the right to redeem all or a portion of each series of Preferred Shares at a redemption price of $25.00 per share on or after (1) February 1, 2011 for the Series A Preferred Shares and (2) May 15, 2011 for the Series B Preferred Shares. Dividends on the Preferred Shares are non-cumulative. Consequently, in the event dividends are not declared on the Preferred Shares for any dividend period, holders of Preferred Shares will not be entitled to receive a dividend for such period, and such undeclared dividend will not accrue and will not be payable. Holders of Preferred Shares will be entitled to receive dividend payments only when, as and if declared by ACGL’s board of directors or a duly authorized committee of the board of directors. Any such dividends will be payable from the date of original issue on a non-cumulative basis, quarterly in arrears. To the extent declared, these dividends will accumulate, with respect to each dividend period, in an amount per share equal to 8.0% of the $25.00 liquidation preference per annum for the Series A Preferred Shares and 7.875% of the $25.00 liquidation preference per annum for the Series B Preferred Shares. At June 30, 2008, the Company had declared an aggregate of $3.3 million of dividends to be paid to holders of the Preferred Shares.

Share-Based Compensation

As required by the provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), the Company recorded after-tax share-based compensation expense related to stock options in the 2008 second quarter of $2.8 million, or $0.04 per diluted share, compared to $2.8 million, or $0.04 per diluted share, in the 2007 second quarter, and $3.9 million, or $0.06 per diluted share, for the six months ended June 30, 2008, compared to $4.4 million, or $0.06 per diluted share, for the six months ended June 30, 2007.

During the 2008 second quarter, the Company made a stock grant of 333,175 stock appreciation rights and stock options and 328,575 restricted shares and units to certain employees. The stock appreciation rights and stock options were valued at the grant date using the Black-Scholes option pricing model. The weighted average grant-date fair value of the stock appreciation rights and options and restricted shares and units granted were approximately $19.07 and $69.30 per share, respectively. Such value will be amortized over the respective substantive vesting period.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.      Debt and Financing Arrangements

Senior Notes

On May 4, 2004, ACGL completed a public offering of $300 million principal amount of 7.35% senior notes (“Senior Notes”) due May 1, 2034 and received net proceeds of $296.4 million. ACGL used $200 million of the net proceeds to repay all amounts outstanding under a revolving credit agreement. The Senior Notes are ACGL’s senior unsecured obligations and rank equally with all of its existing and future senior unsecured indebtedness. Interest payments on the Senior Notes are due on May 1st and November 1st of each year. ACGL may redeem the Senior Notes at any time and from time to time, in whole or in part, at a “make-whole” redemption price. For the six months ended June 30, 2008 and 2007, interest expense on the Senior Notes was approximately $11.0 million. The fair value of the Senior Notes at June 30, 2008 and December 31, 2007 was $304.1 million and $325.4 million, respectively.

Letter of Credit and Revolving Credit Facilities

As of June 30, 2008, the Company had a $300 million unsecured revolving loan and letter of credit facility and a $1.0 billion secured letter of credit facility (the “Credit Agreement”). The $300 million unsecured revolving loan is also available for the issuance of unsecured letters of credit up to $100 million for Arch Reinsurance Company (“Arch Re U.S.”). Borrowings of revolving loans may be made by ACGL and Arch Re U.S. at a variable rate based on LIBOR or an alternative base rate at the option of the Company. Secured letters of credit are available for issuance on behalf of the Company’s insurance and reinsurance subsidiaries. Issuance of letters of credit and borrowings under the Credit Agreement are subject to the Company’s compliance with certain covenants and conditions, including absence of a material adverse change. These covenants require, among other things, that the Company maintain a debt to shareholders’ equity ratio of not greater than 0.35 to 1 and shareholders’ equity in excess of $1.95 billion plus 25% of future aggregate net income for each quarterly period (not including any future net losses) beginning after June 30, 2006 and 25% of future aggregate proceeds from the issuance of common or preferred equity and that the Company’s principal insurance and reinsurance subsidiaries maintain at least a “B++” rating from A.M. Best. In addition, certain of the Company’s subsidiaries which are party to the Credit Agreement are required to maintain minimum shareholders’ equity levels. The Company was in compliance with all covenants contained in the Credit Agreement at June 30, 2008. The Credit Agreement expires on August 30, 2011.

In May 2008, the Company borrowed $100.0 million under the Credit Agreement at a variable interest rate based on 1 month, 3 month or 6 month LIBOR rates plus 27.5 basis points. The proceeds from such borrowings, which are repayable on August 30, 2011, were contributed to Arch Reinsurance Ltd. (“Arch Re Bermuda”) and used to fund an investment in a joint venture. See Note 6, “Investment Information—Investment in Joint Venture.” The Company incurred interest expense in connection with the borrowing of $0.3 million during the 2008 second quarter.

Including the secured letter of credit portion of the Credit Agreement and another letter of credit facility (together, the “LOC Facilities”), the Company has access to letter of credit facilities for up to a total of $1.45 billion. The principal purpose of the LOC Facilities is to issue, as required, evergreen standby letters of credit in favor of primary insurance or reinsurance counterparties with which the Company has entered into reinsurance arrangements to ensure that such counterparties are permitted to take credit for reinsurance obtained from the Company’s reinsurance subsidiaries in United States jurisdictions where such subsidiaries are not licensed or otherwise admitted as an insurer, as required under insurance regulations in the United States, and to comply with requirements of Lloyd’s of London in connection with qualifying quota share and other arrangements. The amount of letters of credit issued is driven by, among other things, the timing and payment of catastrophe losses, loss development of existing reserves, the payment pattern of such reserves, the further expansion of the Company’s business and the loss experience of such business. When issued, certain letters of credit are secured by a portion of the Company’s investment portfolio. In addition, the LOC Facilities also require the maintenance

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

of certain covenants, which the Company was in compliance with at June 30, 2008. At such date, the Company had approximately $565.0 million in outstanding letters of credit under the LOC Facilities, which were secured by investments totaling $582.2 million at fair value. It is anticipated that the LOC Facilities will be renewed (or replaced) on expiry, but such renewal (or replacement) will be subject to the availability of credit from banks which the Company utilizes. In addition to letters of credit, the Company has and may establish insurance trust accounts in the U.S. and Canada to secure its reinsurance amounts payable as required.

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following tables set forth an analysis of the Company’s underwriting income by segment, together with a reconciliation of underwriting income to net income available to common shareholders:

	Three Months Ended
	June 30, 2008
	Insurance	Reinsurance	Total

Gross premiums written (1)	$621,663	$273,318	$886,926
Net premiums written (1)	421,501	264,617	686,118

Net premiums earned (1)	$416,585	$289,090	$705,675
Fee income	880	358	1,238
Losses and loss adjustment expenses	(262,633)	(141,992)	(404,625)
Acquisition expenses	(55,400)	(63,826)	(119,226)
Other operating expenses	(71,566)	(20,091)	(91,657)
Underwriting income	$27,866	$63,539	91,405
Net investment income			117,120
Net realized losses			(12,669)
Equity in net income (loss) of investment funds accounted for using the equity method			19,583
Other income			4,968
Other expenses			(10,921)
Interest expense			(5,788)
Net foreign exchange gains			298
Income before income taxes			203,996
Income tax expense			(5,253)

Net income			198,743
Preferred dividends			(6,461)
Net income available to common shareholders			$192,282

Underwriting Ratios
Loss ratio	63.0%	49.1%	57.3%
Acquisition expense ratio (2)	13.1%	22.1%	16.8%
Other operating expense ratio	17.2%	6.9%	13.0%
Combined ratio	93.3%	78.1%	87.1%

(1)         Certain amounts included in the gross premiums written of each segment are related to intersegment transactions. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total. The insurance segment and reinsurance segment results include $0.1 million and $8.0 million, respectively, of gross and net premiums written and $0.1 million and $8.5 million, respectively, of net premiums earned assumed through intersegment transactions.

(2)         The acquisition expense ratio is adjusted to include policy-related fee income.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended
	June 30, 2007
	Insurance	Reinsurance	Total

Gross premiums written (1)	$684,725	$427,348	$1,102,210
Net premiums written (1)	451,828	306,067	757,895

Net premiums earned (1)	$432,560	$318,852	$751,412
Fee income	1,276	815	2,091
Losses and loss adjustment expenses	(272,658)	(153,005)	(425,663)
Acquisition expenses	(47,532)	(69,745)	(117,277)
Other operating expenses	(70,269)	(19,999)	(90,268)
Underwriting income	$43,377	$76,918	120,295

Net investment income			113,923
Net realized losses			(3,757)
Equity in net income (loss) of investment funds accounted for using the equity method			3,376
Other income			265
Other expenses			(10,237)
Interest expense			(5,523)
Net foreign exchange losses			(6,450)
Income before income taxes			211,892
Income tax expense			(6,037)

Net income			205,855
Preferred dividends			(6,461)
Net income available to common shareholders			$199,394

Underwriting Ratios
Loss ratio	63.0%	48.0%	56.6%
Acquisition expense ratio (2)	10.8%	21.9%	15.5%
Other operating expense ratio	16.2%	6.3%	12.0%
Combined ratio	90.0%	76.2%	84.1%

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Six Months Ended June 30, 2008
	Insurance	Reinsurance	Total

Gross premiums written (1)	$1,248,011	$707,145	$1,940,078
Net premiums written (1)	824,265	673,195	1,497,460

Net premiums earned (1)	$835,685	$578,224	$1,413,909
Fee income	1,762	544	2,306
Losses and loss adjustment expenses	(549,936)	(259,106)	(809,042)
Acquisition expenses	(107,289)	(126,576)	(233,865)
Other operating expenses	(145,203)	(38,329)	(183,532)
Underwriting income	$35,019	$154,757	189,776

Net investment income			239,313
Net realized gains			23,306
Equity in net income (loss) of investment funds accounted for using the equity method			(2,730)
Other income			9,004
Other expenses			(16,233)
Interest expense			(11,312)
Net foreign exchange losses			(23,289)
Income before income taxes			407,835
Income tax expense			(13,209)

Net income			394,626
Preferred dividends			(12,922)
Net income available to common shareholders			$381,704

Underwriting Ratios
Loss ratio	65.8%	44.8%	57.2%
Acquisition expense ratio (2)	12.6%	21.9%	16.4%
Other operating expense ratio	17.4%	6.6%	13.0%
Combined ratio	95.8%	73.3%	86.6%

(1)

Certain amounts included in the gross premiums written of each segment are related to intersegment transactions. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total. The insurance segment and reinsurance segment results include $0.1 million and $15.0 million, respectively, of gross and net premiums written and $0.2 million and $17.2 million, respectively, of net premiums earned assumed through intersegment transactions.

(2)	The acquisition expense ratio is adjusted to include policy-related fee income.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Six Months Ended June 30, 2007
	Insurance	Reinsurance	Total

Gross premiums written (1)	$1,345,935	$986,002	2,312,824
Net premiums written (1)	880,172	749,468	1,629,640

Net premiums earned (1)	$846,407	$650,498	$1,496,905
Fee income	2,701	1,359	4,060
Losses and loss adjustment expenses	(531,980)	(313,744)	(845,724)
Acquisition expenses	(94,227)	(143,178)	(237,405)
Other operating expenses	(139,163)	(33,780)	(172,943)
Underwriting income	$83,738	$161,155	244,893

Net investment income			223,970
Net realized losses			(4,738)
Equity in net income (loss) of investment funds accounted for using the equity method			6,018
Other income			869
Other expenses			(18,375)
Interest expense			(11,046)
Net foreign exchange losses			(16,192)
Income before income taxes			425,399
Income tax expense			(14,532)

Net income			410,867
Preferred dividends			(12,922)
Net income available to common shareholders			$397,945

Underwriting Ratios
Loss ratio	62.9%	48.2%	56.5%
Acquisition expense ratio (2)	10.9%	22.0%	15.8%
Other operating expense ratio	16.4%	5.2%	11.6%
Combined ratio	90.2%	75.4%	83.9%

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table sets forth the insurance segment’s net premiums written and earned by major line of business and type of business, together with net premiums written by client location and underwriting location:

	Three Months Ended June 30,
	2008		2007
	Amount	% of Total	Amount	% of Total
INSURANCE SEGMENT

Net premiums written (1)
Property, marine and aviation	$90,569	21.5	$104,705	23.2
Programs	73,202	17.3	59,154	13.1
Construction and national accounts	65,752	15.6	55,514	12.3
Professional liability	63,583	15.1	64,584	14.3
Executive assurance	43,740	10.4	47,904	10.6
Casualty	30,266	7.2	57,240	12.6
Healthcare	11,027	2.6	12,383	2.7
Surety	10,206	2.4	12,968	2.9
Other (2)	33,156	7.9	37,376	8.3
Total	$421,501	100.0	$451,828	100.0

Net premiums earned (1)
Property, marine and aviation	$84,472	20.3	$92,387	21.4
Programs	62,085	14.9	57,036	13.2
Construction and national accounts	58,166	14.0	50,965	11.8
Professional liability	66,200	15.9	65,804	15.2
Executive assurance	44,496	10.7	47,408	11.0
Casualty	37,650	9.0	52,570	12.1
Healthcare	13,137	3.1	17,107	3.9
Surety	12,057	2.9	16,597	3.8
Other (2)	38,322	9.2	32,686	7.6
Total	$416,585	100.0	$432,560	100.0

Net premiums written by client location (1)
United States	$330,154	78.3	$361,733	80.1
Europe	56,657	13.5	60,968	13.5
Other	34,690	8.2	29,127	6.4
Total	$421,501	100.0	$451,828	100.0

Net premiums written by underwriting location (1)
United States	$318,227	75.5	$341,456	75.6
Europe	79,854	18.9	83,730	18.5
Other	23,420	5.6	26,642	5.9
Total	$421,501	100.0	$451,828	100.0

(1)

Insurance segment results include premiums written and earned assumed through intersegment transactions of $0.1 million for the 2008 second quarter and $0.3 million for the 2007 second quarter. Insurance segment results exclude premiums written and earned ceded through intersegment transactions of $8.0 million and $8.5 million, respectively, for the 2008 second quarter and $9.6 million and $10.8 million, respectively, for the 2007 second quarter.

(2)	Includes excess workers’ compensation and employers’ liability business and travel and accident business.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Six Months Ended June 30,
	2008		2007
	Amount	% of Total	Amount	% of Total
INSURANCE SEGMENT

Net premiums written (1)
Property, marine and aviation	$188,731	22.9	$189,568	21.5
Programs	127,785	15.5	117,477	13.3
Construction and national accounts	126,963	15.4	115,997	13.2
Professional liability	117,664	14.3	122,939	14.0
Executive assurance	85,909	10.4	91,995	10.4
Casualty	57,884	7.0	100,331	11.4
Healthcare	22,024	2.7	33,913	3.9
Surety	21,073	2.6	31,715	3.6
Other (2)	76,232	9.2	76,237	8.7
Total	$824,265	100.0	$880,172	100.0

Net premiums earned (1)
Property, marine and aviation	$169,464	20.3	$174,191	20.6
Programs	119,072	14.2	113,245	13.4
Construction and national accounts	115,281	13.8	98,940	11.7
Professional liability	135,010	16.2	133,688	15.8
Executive assurance	88,904	10.6	92,786	10.9
Casualty	79,422	9.5	104,112	12.3
Healthcare	26,582	3.2	36,951	4.4
Surety	25,556	3.1	35,726	4.2
Other (2)	76,394	9.1	56,768	6.7
Total	$835,685	100.0	$846,407	100.0

Net premiums written by client location (1)
United States	$609,409	73.9	$681,738	77.5
Europe	142,957	17.4	135,903	15.4
Other	71,899	8.7	62,531	7.1
Total	$824,265	100.0	$880,172	100.0

Net premiums written by underwriting location (1)
United States	$605,436	73.4	$673,014	76.5
Europe	181,865	22.1	165,746	18.8
Other	36,964	4.5	41,412	4.7
Total	$824,265	100.0	$880,172	100.0

(1)

Insurance segment results include premiums written and earned assumed through intersegment transactions of $0.1 million and $0.2 million, respectively, for the 2008 period and $0.8 million for the 2007 period. Insurance segment results exclude premiums written and earned ceded through intersegment transactions of $15.0 million and $17.2 million, respectively, for the 2008 period and $18.3 million and $21.4 million, respectively, for the 2007 period.

(2)	Includes excess workers’ compensation and employers’ liability business and travel and accident business.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table sets forth the reinsurance segment’s net premiums written and earned by major line of business and type of business, together with net premiums written by client location and underwriting location:

	Three Months Ended June 30,
	2008		2007
	Amount	% of Total	Amount	% of Total
REINSURANCE SEGMENT

Net premiums written (1)
Casualty (2)	$86,974	32.9	$110,108	36.0
Property excluding property catastrophe (3)	85,748	32.4	69,351	22.7
Property catastrophe	52,797	19.9	77,514	25.3
Other specialty	20,693	7.8	27,971	9.1
Marine and aviation	17,975	6.8	19,812	6.5
Other	430	0.2	1,311	0.4
Total	$264,617	100.0	$306,067	100.0

Net premiums earned (1)
Casualty (2)	$106,199	36.8	$131,114	41.1
Property excluding property catastrophe (3)	67,445	23.3	64,734	20.3
Property catastrophe	51,496	17.8	38,152	12.0
Other specialty	36,058	12.5	52,582	16.5
Marine and aviation	26,946	9.3	30,021	9.4
Other	946	0.3	2,249	0.7
Total	$289,090	100.0	$318,852	100.0

Net premiums written (1)
Pro rata	$168,025	63.5	$184,972	60.4
Excess of loss	96,592	36.5	121,095	39.6
Total	$264,617	100.0	$306,067	100.0

Net premiums earned (1)
Pro rata	$195,070	67.5	$228,815	71.8
Excess of loss	94,020	32.5	90,037	28.2
Total	$289,090	100.0	$318,852	100.0

Net premiums written by client location (1)
United States	$153,106	57.9	$206,456	67.5
Europe	58,372	22.1	37,710	12.3
Bermuda	40,784	15.4	47,851	15.6
Other	12,355	4.6	14,050	4.6
Total	$264,617	100.0	$306,067	100.0

Net premiums written by underwriting location (1)
Bermuda	$160,228	60.6	$205,138	67.0
United States	92,629	35.0	99,515	32.5
Other	11,760	4.4	1,414	0.5
Total	$264,617	100.0	$306,067	100.0

(1)

Reinsurance segment results include premiums written and earned assumed through intersegment transactions of $8.0 million and $8.5 million, respectively, for the 2008 second quarter and $9.6 million and $10.8 million, respectively, for the 2007 second quarter. Reinsurance segment results exclude premiums written and earned ceded through intersegment transactions of $0.1 million for the 2008 second quarter and $0.3 million for the 2007 second quarter.

(2)	Includes professional liability, executive assurance and healthcare business.

(3)	Includes facultative business.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Six Months Ended June 30,
	2008		2007
	Amount	% of Total	Amount	% of Total
REINSURANCE SEGMENT

Net premiums written (1)
Casualty (2)	$192,961	28.7	$254,582	34.0
Property excluding property catastrophe (3)	181,670	27.0	164,297	21.9
Property catastrophe	159,021	23.6	158,173	21.1
Other specialty	96,373	14.3	101,967	13.6
Marine and aviation	40,139	6.0	63,527	8.5
Other	3,031	0.4	6,922	0.9
Total	$673,195	100.0	$749,468	100.0

Net premiums earned (1)
Casualty (2)	$213,847	37.0	$271,556	41.7
Property excluding property catastrophe (3)	130,786	22.6	137,776	21.2
Property catastrophe	101,777	17.6	72,842	11.2
Other specialty	74,542	12.9	104,624	16.1
Marine and aviation	54,377	9.4	56,643	8.7
Other	2,895	0.5	7,057	1.1
Total	$578,224	100.0	$650,498	100.0

Net premiums written (1)
Pro rata	$383,444	57.0	$448,787	59.9
Excess of loss	289,751	43.0	300,681	40.1
Total	$673,195	100.0	$749,468	100.0

Net premiums earned (1)
Pro rata	$387,146	67.0	$471,254	72.4
Excess of loss	191,078	33.0	179,244	27.6
Total	$578,224	100.0	$650,498	100.0

Net premiums written by client location (1)
United States	$370,285	55.0	$460,447	61.4
Europe	202,292	30.1	162,048	21.6
Bermuda	74,844	11.1	98,692	13.2
Other	25,774	3.8	28,281	3.8
Total	$673,195	100.0	$749,468	100.0

Net premiums written by underwriting location (1)
Bermuda	$380,897	56.6	$457,166	61.0
United States	247,109	36.7	279,877	37.3
Other	45,189	6.7	12,425	1.7
Total	$673,195	100.0	$749,468	100.0

(1)

Reinsurance segment results include premiums written and earned assumed through intersegment transactions of $15.0 million and $17.2 million, respectively, for the 2008 period and $18.3 million and $21.4 million, respectively, for the 2007 period. Reinsurance segment results exclude premiums written and earned ceded through intersegment transactions of $0.1 million and $0.2 million, respectively, for the 2008 period and $0.8 million for the 2007 period.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Premiums Written
Direct	$579,006	$673,960	$1,198,492	$1,323,840
Assumed	307,920	428,250	741,586	988,984
Ceded	(200,808)	(344,315)	(442,618)	(683,184)
Net	$686,118	$757,895	$1,497,460	$1,629,640

Premiums Earned
Direct	$615,216	$655,173	$1,246,030	$1,292,181
Assumed	354,712	407,543	720,076	823,675
Ceded	(264,253)	(311,304)	(552,197)	(618,951)
Net	$705,675	$751,412	$1,413,909	$1,496,905

Losses and Loss Adjustment Expenses
Direct	$355,680	$378,249	$776,651	$737,725
Assumed	186,099	183,150	327,348	378,421
Ceded	(137,154)	(135,736)	(294,957)	(270,422)
Net	$404,625	$425,663	$809,042	$845,724

The Company monitors the financial condition of its reinsurers and attempts to place coverages only with substantial, financially sound carriers. At June 30, 2008 and December 31, 2007, approximately 86.2% and 88.5%, respectively, of the Company’s reinsurance recoverables on paid and unpaid losses (not including prepaid reinsurance premiums) of $1.70 billion and $1.74 billion, respectively, were due from carriers which had an A.M. Best rating of “A-” or better. At June 30, 2008 and December 31, 2007, the largest reinsurance recoverables from any one carrier were less than 5.8% and 5.2%, respectively, of the Company’s total shareholders’ equity.

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

Arch Re Bermuda pays to Flatiron Re Ltd. a reinsurance premium in the amount of the ceded percentage of the original gross written premium on the business reinsured less a ceding commission, which includes a reimbursement of direct acquisition expenses as well as a commission to Arch Re Bermuda for generating the business. The Treaty also provides for a profit commission to Arch Re Bermuda based on the underwriting results for the 2006 and 2007 underwriting years on a cumulative basis. For the 2008 second quarter, $7.0 million of premiums written, $45.9 million of premiums earned and $15.7 million of losses and loss adjustment expenses were ceded to Flatiron Re Ltd. by Arch Re Bermuda, compared to $115.9 million of premiums written, $72.5 million of premiums earned and $28.0 million of losses and loss adjustment expenses for the 2007 second quarter. For the six months ended June 30, 2008, $25.4 million of premiums written, $104.7 million of premiums earned and $27.5 million of losses and loss adjustment expenses were ceded to Flatiron Re Ltd. by Arch Re Bermuda, compared to $224.8 million of premiums written, $138.5 million of premiums earned and $53.4 million of losses and loss adjustment expenses for 2007 period. At June 30, 2008, $65.6 million of premiums ceded to Flatiron Re Ltd. were unearned. Reinsurance recoverables from Flatiron Re Ltd., which is not rated by A.M. Best, were $180.1 million at June 30, 2008, compared to $152.6 million at December 31, 2007. As noted above, Flatiron Re Ltd. is required to contribute funds into a trust for the benefit of Arch Re Bermuda. The recoverable from Flatiron Re Ltd. was fully collateralized through such trust at June 30, 2008 and December 31, 2007.

6.              Investment Information

The following table summarizes the Company’s invested assets:

	June 30, 2008	December 31, 2007

Fixed maturities available for sale, at fair value	$7,746,296	$7,137,998
Fixed maturities pledged under securities lending agreements, at fair value (1)	890,822	1,462,826
Total fixed maturities	8,637,118	8,600,824
Short-term investments available for sale, at fair value	645,587	699,036
Short-term investments pledged under securities lending agreements, at fair value (1)	—	219
Other investments	295,638	353,694
Investment funds accounted for using the equity method	351,879	235,975
Investment in joint venture	100,000	—
Total investments (1)	10,030,222	9,889,748
Securities transactions entered into but not settled at the balance sheet date	(10,845)	(5,796)
Total investments, net of securities transactions	$10,019,377	$9,883,952

(1)

In securities lending transactions, the Company receives collateral in excess of the fair value of the fixed maturities and short-term investments pledged under securities lending agreements. For purposes of this table, the Company has excluded the collateral received at June 30, 2008 and December 31, 2007 of $918.2 million and $1.5 billion, respectively, which is reflected as “short-term investment of funds received under securities lending agreements, at fair value” and included the $890.8 million and $1.46 billion, respectively, of “fixed maturities and short-term investments pledged under securities lending agreements, at fair value.”

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Fixed Maturities and Fixed Maturities Pledged Under Securities Lending Agreements

The following table details the Company’s fixed maturities and fixed maturities pledged under securities lending agreements:

	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost

June 30, 2008:
Corporate bonds	$2,318,198	$42,801	$(70,098)	$2,345,495
Mortgage backed securities	1,532,524	13,235	(48,999)	1,568,288
Commercial mortgage backed securities	1,277,512	9,761	(5,481)	1,273,232
Asset backed securities	1,100,914	8,190	(7,505)	1,100,229
Municipal bonds	1,066,325	5,905	(7,825)	1,068,245
U.S. government and government agencies	937,496	10,839	(7,055)	933,712
Non-U.S. government securities	404,149	23,205	(10,097)	391,041
Total	$8,637,118	$113,936	$(157,060)	$8,680,242

December 31, 2007:
Corporate bonds	$2,452,527	$40,296	$(10,994)	$2,423,225
Mortgage backed securities	1,234,596	14,211	(4,087)	1,224,472
Commercial mortgage backed securities	1,315,680	17,339	(558)	1,298,899
Asset backed securities	1,008,030	9,508	(4,030)	1,002,552
Municipal bonds	990,325	13,213	(195)	977,307
U.S. government and government agencies	1,165,423	21,598	(447)	1,144,272
Non-U.S. government securities	434,243	28,032	(3,056)	409,267
Total	$8,600,824	$144,197	$(23,367)	$8,479,994

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”). Upon adopting SFAS No. 155 on January 1, 2007, the Company applied the “fair value option” to certain hybrid securities which are included in the Company’s fixed maturities and records changes in market value of such securities as realized gains or losses. The fair market values of such securities at June 30, 2008 were approximately $61.9 million and the Company recorded a realized gain of $0.1 million on such securities for the six months ended June 30, 2008.

As of June 30, 2008, the Company held insurance enhanced municipal bonds, net of prerefunded bonds that are escrowed in U.S. government obligations, in the amount of approximately $387.5 million, which represented approximately 3.9% of the Company’s total invested assets. These securities had an average rating of “Aa2” by Moody’s and “AA+” by Standard & Poor’s. Giving no effect to the insurance enhancement, the overall credit quality of the Company’s insured municipal bond portfolio was an average underlying rating of “Aa3” by Moody’s and “AA-” by Standard & Poor’s. Guarantors of the Company’s $387.5 million of insurance enhanced municipal bonds, net of prerefunded bonds that are escrowed in U.S. government obligations, include MBIA Insurance Corporation ($148.0 million), Financial Security Assurance Inc. ($86.4 million), Ambac Financial Group, Inc. ($76.7 million), Financial Guaranty Insurance Company ($53.3 million) and the Texas Permanent School Fund ($23.1 million). The Company does not have a significant exposure to insurance enhanced asset-backed or mortgage-backed securities. The Company does not have any significant investments in companies which guarantee securities at June 30, 2008.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company’s investment portfolio, which includes fixed maturity securities, short-term investments and other investments, had a “AA+” average credit quality rating at June 30, 2008 and December 31, 2007. The credit quality distribution of the Company’s fixed maturities and fixed maturities pledged under securities lending agreements are shown below:

	June 30, 2008		December 31, 2007
Rating (1)	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total

AAA	$6,110,053	70.7	$6,600,258	76.7
AA	1,287,086	14.9	882,262	10.3
A	772,697	9.0	677,047	7.9
BBB	227,699	2.6	243,610	2.8
BB	48,083	0.6	25,390	0.3
B	123,650	1.4	128,459	1.5
Lower than B	9,738	0.1	11,321	0.1
Not rated	58,112	0.7	32,477	0.4
Total	$8,637,118	100.0	$8,600,824	100.0

(1) Ratings as assigned by the major rating agencies.

Securities Lending Agreements

The Company participates in a securities lending program under which certain of its fixed income portfolio securities are loaned to third parties, primarily major brokerage firms, for short periods of time through a lending agent. Such securities have been reclassified as “Fixed maturities and short-term investments pledged under securities lending agreements, at fair value.” The Company maintains control over the securities it lends, retains the earnings and cash flows associated with the loaned securities and receives a fee from the borrower for the temporary use of the securities. Collateral received, which to date has only been cash, is required at a rate of 102% of the market value of the loaned securities (or 105% of the market value of the loaned securities when the collateral and loaned securities are denominated in non-U.S. currencies) including accrued investment income and is monitored and maintained by the lending agent. Such collateral is reinvested and is reflected as “Short-term investment of funds received under securities lending agreements, at fair value.” At June 30, 2008, the fair value and amortized cost of fixed maturities and short-term investments pledged under securities lending agreements were $890.8 million and $892.2 million, respectively, while collateral received totaled $918.2 million at fair value and amortized cost. At December 31, 2007, the fair value and amortized cost of fixed maturities and short-term investments pledged under securities lending agreements were $1.46 billion and $1.44 billion, respectively, while collateral received totaled $1.5 billion at fair value and amortized cost.

Investment-Related Derivatives

The Company’s investment strategy allows for the use of derivative securities. Derivative instruments may be used to enhance investment performance, replicate investment positions or manage market exposures and duration risk that would be allowed under the Company’s investment guidelines if implemented in other ways. The fair values of those derivatives are based on quoted market prices. At June 30, 2008, the notional value of the net short position for equity futures was nil, compared to a net long position for equity futures of $91.2 million at December 31, 2007. At June 30, 2008 and December 31, 2007, the notional value of the net long position for Treasury note futures was nil and $61.7 million, respectively.  For the 2008 second quarter and six months ended June 30, 2008, the Company recorded net realized losses of $11.0 million and $16.8 million, respectively, related to changes in the fair value of all futures contracts, compared to net realized gains of $4.8 million and $3.9 million, respectively, for the 2007 second quarter and six months ended June 30, 2007.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Other Investments

The following table details the Company’s other investments:

	June 30, 2008		December 31, 2007
	Estimated Fair Value	Cost	Estimated Fair Value	Cost

Mutual funds	$228,466	$222,393	$286,147	$266,515
Privately held securities and other	67,172	58,850	67,547	57,435
Total	$295,638	$281,243	$353,694	$323,950

Other investments include: (i) mutual funds which invest in fixed maturity securities and international equity index funds; and (ii) privately held securities and other which include the Company’s investment in Aeolus LP (see Note 9). The Company’s investment commitments relating to its other investments and investment funds accounted for using the equity method totaled approximately $53.3 million at June 30, 2008.

Investment Funds Accounted for Using the Equity Method

The Company’s investment portfolio includes certain funds that invest in fixed maturity securities which, due to their ownership structure, are accounted for by the Company using the equity method. In applying the equity method, these investments are initially recorded at cost and are subsequently adjusted based on the Company’s proportionate share of the net income or loss of the funds (which include changes in the market value of the underlying securities in the funds). Changes in the carrying value of such investments are recorded in net income as ‘Equity in net income (loss) of investment funds accounted for using the equity method.’ Changes in the carrying value of the Company’s other fixed income investments are recorded as an unrealized gain or loss component of accumulated other comprehensive income in shareholders’ equity. Investment funds accounted for using the equity method totaled $351.9 million at June 30, 2008, compared to $294.4 million at March 31, 2008 and $236.0 million at December 31, 2007. For the 2008 second quarter, the Company recorded $19.6 million of equity in net income of investment funds accounted for using the equity method, compared to $3.4 million of equity in net income for the 2007 second quarter. For the six months ended June 30, 2008, the Company recorded $2.7 million of equity in net loss of investment funds accounted for using the equity method, compared to $6.0 million of equity in net income for the 2007 period.

Investment in Joint Venture

In May 2008, the Company provided $100.0 million of funding to Gulf Reinsurance Limited (“Gulf Re”), a newly formed reinsurer based in the Dubai International Financial Centre, pursuant to the joint venture agreement with Gulf Investment Corporation GSC (“GIC”). Under the agreement, each of Arch Re Bermuda and GIC owns 50% of Gulf Re, which has commenced underwriting activities. Gulf Re will initially target the six member states of the Gulf Cooperation Council, which include Bahrain, Kuwait, Oman, Qatar, Saudi Arabia and the United Arab Emirates. The joint venture will write a broad range of property and casualty reinsurance, including aviation, energy, commercial transportation, marine, engineered risks and property, on both a treaty and facultative basis. The initial total capital of the joint venture consists of $200.0 million, plus an additional $200.0 million to be funded equally by the Company and GIC depending on the joint venture’s business needs. The Company accounts for its investment in Gulf Re using the equity method and records its equity in the operating results of Gulf Re on a quarter lag basis.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

	June 30, 2008	December 31, 2007

Assets used for collateral or guarantees	$665,656	$736,938
Deposits with U.S. regulatory authorities	245,088	251,586
Trust funds	136,901	133,238
Deposits with non-U.S. regulatory authorities	51,799	46,789
Total restricted assets	$1,099,444	$1,168,551

In addition, certain of the Company’s operating subsidiaries maintain assets in trust accounts as collateral for insurance and reinsurance transactions with affiliated companies. At June 30, 2008 and December 31, 2007, such amounts approximated $3.85 billion and $3.8 billion, respectively.

Net Investment Income

The components of net investment income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Fixed maturities	$110,883	$102,472	$218,133	$200,571
Short-term investments	5,486	8,829	12,601	18,563
Other (1)	4,393	6,103	15,214	12,122
Gross investment income	120,762	117,404	245,948	231,256
Investment expenses	(3,642)	(3,481)	(6,635)	(7,286)
Net investment income	$117,120	$113,923	$239,313	$223,970

(1) Primarily consists of interest income on operating cash accounts, other investments and securities lending transactions.

Net Realized Gains (Losses)

The components of net realized gains (losses) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Fixed maturities	$(4,143)	$(8,983)	$48,678	$(10,127)
Other investments	(2,103)	1,000	(5,281)	2,139
Other	(6,423)	4,226	(20,091)	3,250
Net realized (losses) gains	$(12,669)	$(3,757)	$23,306	$(4,738)

Currently, the Company’s portfolio is actively managed on a total return basis within certain guidelines. The effect of financial market movements will influence the recognition of net realized gains and losses as the portfolio is adjusted and rebalanced.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the 2008 second quarter and six months ended June 30, 2008, net realized gains or losses on the Company’s fixed maturities included provisions for declines in the market value of investments held in the Company’s available for sale portfolio which were considered to be other-than-temporary of $10.7 million and $23.4 million, respectively, based on reviews performed in each period. For the 2007 second quarter and six months ended June 30, 2007, net realized losses on the Company’s fixed maturities included provisions for declines in the market value of investments held in the Company’s available for sale portfolio which were considered to be other-than-temporary of $0.5 million and $7.7 million, respectively, based on reviews performed in each period. For the 2008 and 2007 periods, the balance of net realized gains or losses on the Company’s fixed maturities resulted from the sale of securities following the Company’s decisions to reduce credit exposure, changes in duration targets and sales related to rebalancing the portfolio.

Certain of the Company’s investments, primarily those included in “other investments” and “investment funds accounted for using the equity method” on the Company’s balance sheet, may use leverage to achieve a higher rate of return. While leverage presents opportunities for increasing the total return of such investments, it may increase losses as well. Accordingly, any event that adversely affects the value of the underlying securities held by such investments would be magnified to the extent leverage is used and the Company’s potential losses from such investments would be magnified.

Fair Value

Effective January 1, 2008, the Company adopted and implemented SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”), which provides a fair value option to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. The Company did not apply the fair value option on any financial assets or financial liabilities during 2008.

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Following is a description of the valuation methodologies used for securities measured at fair value, as well as the general classification of such securities pursuant to the valuation hierarchy.

The Company uses quoted values and other data provided by nationally recognized independent pricing sources as inputs into its process for determining fair values of its fixed maturity investments. To validate the techniques or models used by pricing sources, the Company’s review process includes, but is not limited to: (i) quantitative analysis (e.g., comparing the quarterly return for each managed portfolio to its target benchmark, with significant differences identified and investigated); (ii) initial and ongoing evaluation of methodologies used by outside parties to calculate fair value; (iii) comparing the fair value estimates to its knowledge of the current market; and (iv) back-testing, which includes randomly selecting purchased or sold securities and comparing the executed prices to the fair value estimates from the pricing service. Based on the above review, the Company will challenge any prices for a security or portfolio which are considered not to be representative of fair value.

The independent pricing sources obtain market quotations and actual transaction prices for securities that have quoted prices in active markets. Each source has its own proprietary method for determining the fair value of securities that are not actively traded. In general, these methods involve the use of “matrix pricing” in which the independent pricing source uses observable market inputs including, but not limited to, investment yields, credit risks and spreads, benchmarking of like securities, broker-dealer quotes, reported trades and sector groupings to determine a reasonable fair market value. In addition, pricing vendors use model processes, such as an Option Adjusted Spread model, to develop prepayment and interest rate scenarios. The Option Adjusted Spread model is commonly used to estimate fair value for securities such as mortgage backed and asset backed securities. In certain circumstances, when fair market values are unavailable from these independent pricing sources, quotes are obtained directly from broker-dealers who are active in the corresponding markets. Such quotes are subject to the validation procedures noted above.

The Company reviews its securities measured at fair value and discusses the proper classification of such investments with investment advisors and others. Upon adoption of SFAS No. 157 and at June 30, 2008, the Company determined that Level 1 securities would include highly liquid, recent issue U.S. Treasuries and certain of its short-term investments held in highly liquid money market-type funds where it believes that quoted prices are available in an active market.

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

Further, on a quarterly basis, the Company evaluates whether the fair value of any of its investments are other-than-temporarily impaired. The Company’s process for identifying declines in the fair value of investments that are other-than-temporary involves consideration of several factors. These factors include (i) the time period in which there has been a significant decline in value, (ii) an analysis of the liquidity, business prospects and overall financial condition of the issuer, (iii) the significance of the decline and (iv) the Company’s intent and ability to hold the investment for a sufficient period of time for the value to recover. Where the Company’s analysis of the above factors results in the conclusion that declines in fair values are

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

other-than-temporary, the cost basis of the securities is written down to fair value and the write-down is reflected as a realized loss.

The following table presents the Company’s invested assets, categorized by the level within the SFAS No. 157 hierarchy in which the fair value measurements fall, at June 30, 2008:

		Fair Value Measurement Using:
	June 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2008	(Level 1)	(Level 2)	(Level 3)

Fixed maturities (1)	$8,637,118	$95,021	$8,535,618	$6,479
Short-term investments (1)	645,587	598,452	47,135	—
Other investments (2)	227,196	—	217,554	9,642
Total	$9,509,901	$693,473	$8,800,307	$16,121

(1)         In securities lending transactions, the Company receives collateral in excess of the fair value of the fixed maturities and short-term investments pledged under securities lending agreements. For purposes of this table, the Company has excluded the collateral received of $918.2 million which is reflected as “short-term investment of funds received under securities lending agreements, at fair value” and included the $890.8 million of “fixed maturities and short-term investments pledged under securities lending agreements, at fair value.”

(2)         Excludes the Company’s investment in Aeolus LP, which is accounted for using the equity method.

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs for the 2008 second quarter and six months ended June 30, 2008:

	Fair Value Measurements Using:
	Significant Unobservable Inputs (Level 3)
	Fixed Maturities	Other Investments	Total

Three Months Ended June 30, 2008:
Beginning balance at April 1, 2008	$5,136	$11,145	$16,281
Total gains or (losses) (realized/unrealized)
Included in earnings (1)	(38)	222	184
Included in other comprehensive income	—	(1,486)	(1,486)
Purchases, issuances and settlements	1,381	(239)	1,142
Transfers in and/or out of Level 3	—	—	—
Ending balance at June 30, 2008	$6,479	$9,642	$16,121

Six Months Ended June 30, 2008:
Beginning balance at January 1, 2008	$3,752	$11,504	$15,256
Total gains or (losses) (realized/unrealized)
Included in earnings (1)	(76)	459	383
Included in other comprehensive income	—	(1,789)	(1,789)
Purchases, issuances and settlements	2,803	(532)	2,271
Transfers in and/or out of Level 3	—	—	—
Ending balance at June 30, 2008	$6,479	$9,642	$16,121

(1)               Losses on fixed maturities were recorded as a component of net investment income while gains on other investments were recorded in net realized gains.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The amount of total gains for the 2008 second quarter and six months ended June 30, 2008 included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2008 was $0.2 million and $0.4 million, respectively.

7.      Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Basic earnings per common share:
Net income	$198,743	$205,855	$394,626	$410,867
Preferred dividends	(6,461)	(6,461)	(12,922)	(12,922)
Net income available to common shareholders	192,282	199,394	381,704	397,945
Divided by:
Weighted average common shares outstanding	62,996	72,495	64,146	73,209

Basic earnings per common share	$3.05	$2.75	$5.95	$5.44

Diluted earnings per common share:
Net income	$198,743	$205,855	$394,626	$410,867
Preferred dividends	(6,461)	(6,461)	(12,922)	(12,922)
Net income available to common shareholders	192,282	199,394	381,704	397,945
Divided by:
Weighted average common shares outstanding	62,996	72,495	64,146	73,209
Effect of dilutive securities:
Nonvested restricted shares	248	143	239	158
Stock options (1)	2,504	2,617	2,502	2,581
Weighted average common shares and common share equivalents outstanding — diluted	65,748	75,255	66,887	75,948
Diluted earnings per common share	$2.92	$2.65	$5.71	$5.24

(1)               Certain stock options were not included in the computation of diluted earnings per share where the exercise price of the stock options exceeded the average market price and would have been anti-dilutive or where, when applying the treasury stock method to in-the-money options, the sum of the proceeds, including unrecognized compensation, exceeded the average market price and would have been anti-dilutive. For the 2008 second quarter and six months ended June 30, 2008, the number of stock options excluded were 0.5 million and 0.4 million, respectively. For the 2007 second quarter and six months ended June 30, 2007, the number of stock options excluded were 0.2 million and 0.1 million, respectively.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The Company’s income tax provision resulted in an effective tax rate on income before income taxes of 2.6% and 3.2%, respectively, for the 2008 second quarter and six months ended June 30, 2008, compared to 2.8% and 3.4%, respectively, for the 2007 second quarter and six months ended June 30, 2007. The Company’s effective tax rate, which is based upon the expected annual effective tax rate, may fluctuate from period to period based on the relative mix of income reported by jurisdiction due primarily to the varying tax rates in each jurisdiction.

The United States also imposes an excise tax on insurance and reinsurance premiums paid to non-U.S. insurers or reinsurers with respect to risks located in the United States. The rates of tax, unless reduced by an applicable U.S. tax treaty, are four percent for non-life insurance premiums and one percent for life insurance and all reinsurance premiums. The Company incurs federal excise taxes on certain of its reinsurance transactions, including amounts ceded through intercompany transactions. For the 2008 second quarter and six months ended June 30, 2008, the Company withheld and paid approximately $4.3 million and $7.2 million, respectively, of federal excise taxes, compared to $2.7 million and $6.6 million, respectively, for the 2007 second quarter and six months ended June 30, 2007.

9.      Transactions with Related Parties

The Company made an investment of $50.0 million in Aeolus LP (“Aeolus”) in 2006. Aeolus operates as an unrated reinsurance platform that provides property catastrophe protection to insurers and reinsurers on both an ultimate net loss and industry loss warranty basis. In return for its investment, included in “Other investments” on the Company’s balance sheet, the Company received an approximately 4.9% preferred interest in Aeolus and a pro rata share of certain founders’ interests. The Company made its investment in Aeolus on the same economic terms as a fund affiliated with Warburg Pincus, which has invested $350 million in Aeolus. Funds affiliated with Warburg Pincus owned 12.1% of the Company’s outstanding voting shares as of June 30, 2008. In addition, one of the founders of Aeolus is Peter Appel, former President and CEO and a former director of the Company.

10.    Contingencies Relating to the Sale of Prior Reinsurance Operations

On May 5, 2000, the Company sold the prior reinsurance operations of Arch Re U.S. pursuant to an agreement entered into as of January 10, 2000 with Folksamerica Reinsurance Company and Folksamerica Holding Company (collectively, “Folksamerica”). Folksamerica Reinsurance Company assumed Arch Re U.S.’s

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

liabilities under the reinsurance agreements transferred in the asset sale and Arch Re U.S. transferred to Folksamerica Reinsurance Company assets estimated in an aggregate amount equal in book value to the book value of the liabilities assumed. The Folksamerica transaction was structured as a transfer and assumption agreement (and not reinsurance) and, accordingly, the loss reserves (and any related reinsurance recoverables) relating to the transferred business are not included as assets or liabilities on the Company’s balance sheet. Folksamerica assumed Arch Re U.S.’s rights and obligations under the reinsurance agreements transferred in the asset sale. The reinsureds under such agreements were notified that Folksamerica had assumed Arch Re U.S.’s obligations and that, unless the reinsureds object to the assumption, Arch Re U.S. will be released from its obligations to those reinsured. None of such reinsureds objected to the assumption. However, Arch Re U.S. will continue to be liable under those reinsurance agreements if the notice is found not to be an effective release by the reinsureds. Folksamerica has agreed to indemnify the Company for any losses arising out of the reinsurance agreements transferred to Folksamerica Reinsurance Company in the asset sale. However, in the event that Folksamerica refuses or is unable to perform its obligations to the Company, Arch Re U.S. may incur losses relating to the reinsurance agreements transferred in the asset sale. Folksamerica’s A.M. Best rating was “A-” (Excellent) at June 30, 2008.

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

12.    Legal Proceedings

The Company, in common with the insurance industry in general, is subject to litigation and arbitration in the normal course of its business. As of June 30, 2008, the Company was not a party to any material litigation or arbitration other than as a part of the ordinary course of business in relation to claims and reinsurance

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

recoverable matters, none of which is expected by management to have a significant adverse effect on the Company’s results of operations and financial condition and liquidity.

13.    Recent Accounting Pronouncements

In December 2007, the FASB issued Statement No. 141(R), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R replaces SFAS No. 141 and provides greater consistency in the accounting and financial reporting of business combinations. SFAS No. 141R requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed, establishes principles and requirements for how an acquirer recognizes and measures any non-controlling interest in the acquiree and the goodwill acquired, and requires the acquirer to disclose the nature and financial effect of the business combination. Among other changes, SFAS No. 141R also requires that “negative goodwill” be recognized in earnings as a gain attributable to the acquisition, that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred and that any deferred tax benefits resulted in a business combination are recognized in income from continuing operations in the period of the combination. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will assess the impact that SFAS No. 141R may have on its financial position and results of operations.

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is currently assessing the effect SFAS No. 160 may have on its consolidated results of operations and financial position.

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

GENERAL

Overview

Arch Capital Group Ltd. (“ACGL” and, together with its subsidiaries, “we” or “us”) is a Bermuda public limited liability company with approximately $4.3 billion in capital at June 30, 2008 and, through operations in Bermuda, the United States, Europe and Canada, writes insurance and reinsurance on a worldwide basis. While we are positioned to provide a full range of property and casualty insurance and reinsurance lines, we focus on writing specialty lines of insurance and reinsurance. It is our belief that our underwriting platform, our experienced management team and our strong capital base that is unencumbered by significant pre-2002 risks have enabled us to establish a strong presence in the insurance and reinsurance markets.

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

In general, market conditions improved during 2002 and 2003 in the insurance and reinsurance marketplace. This reflected improvement in pricing, terms and conditions following significant industry losses arising from the events of September 11, 2001, as well as the recognition that intense competition in the late 1990s led to inadequate pricing and overly broad terms, conditions and coverages. Such industry developments resulted in poor financial results and erosion of the industry’s capital base. Consequently, many established insurers and reinsurers reduced their participation in, or exited from, certain markets and, as a result, premium rates escalated in many lines of business. These developments provided relatively new insurers and reinsurers, like us, with an opportunity to provide needed underwriting capacity. Beginning in late 2003 and continuing through 2005, additional capacity emerged in many classes of business and, consequently, premium rate increases decelerated significantly and, in many classes of business, premium rates decreased. The weather-related catastrophic events that occurred in the second half of 2005 caused significant industry losses and led to a strengthening of rating agency capital requirements for catastrophe-exposed business. The 2005 events also resulted in substantial improvements in market conditions in property and certain marine lines of business and slowed declines in premium rates in other lines. During 2006 and 2007, excellent industry results led to a significant increase in capacity and, accordingly, competition intensified in 2007 and prices, in general, declined in all lines of business, including property. This trend has continued in 2008.

Current Outlook

We increased our writings in property and certain marine lines of business in 2006 and 2007 in order to take advantage of improved market conditions and these lines represented a larger proportion of our overall book of business in 2006 and 2007 than in prior periods. We expect that our writings in these lines of business will continue to represent a significant proportion of our overall book of business in future periods and may represent a larger proportion of our overall book of business in future periods, which could increase the volatility in our results of operations. Although we saw price erosion in many of our lines in 2006 and 2007, current pricing remains at acceptable levels in many areas. We believe that we are still able to write insurance and reinsurance business at what we believe to be acceptable rates. We have maintained underwriting discipline during 2008 and, as a result, premiums written by our insurance and reinsurance operations were lower than in 2007. Such trend may continue as market conditions remain challenging.

In December 2005, we entered into a quota-share reinsurance treaty with Flatiron Re Ltd., a dedicated reinsurance vehicle, which allowed us to increase our participation in property and marine lines without significantly increasing our probable maximum loss. On December 31, 2007, the treaty expired by its terms. For its January 1, 2008 renewals, our Bermuda-based reinsurer adjusted its book of business in light of the expiration of the treaty with Flatiron Re Ltd. The treaty with Flatiron Re Ltd. provides for commission income (in excess of the reimbursement of direct acquisition expenses) which includes a profit commission based on the reported underwriting results on a cumulative basis. We record the profit commission portion of income from Flatiron Re Ltd. based on underwriting experience recorded each quarter. The profit commission arrangement with Flatiron Re Ltd. may increase the volatility of our reported results of operations on both a quarterly and annual basis. At June 30, 2008, $65.6 million of premiums ceded to Flatiron Re Ltd. were unearned. The attendant premiums earned, losses incurred and acquisition expenses will primarily be reflected in our results during the balance of 2008.

We believe that the most attractive area from a pricing point of view remains catastrophe-related property business. We seek to limit the probable maximum pre-tax loss to a specific level for severe catastrophic events. Currently, we generally seek to limit the probable maximum pre-tax loss to approximately 25% of total shareholders’ equity for a severe catastrophic event in any geographic zone that could be expected to occur once in every 250 years, although we reserve the right to change this threshold at any time. In July 2008, the probable maximum pre-tax loss for a catastrophic event in any geographic zone arising from a 1-in-250 year event was approximately $815 million, compared to $765 million in February 2008. There can be no assurances that we will not suffer pre-tax losses greater than 25% of our total shareholders’ equity from one or more catastrophic events due to several factors, including the inherent uncertainties in estimating the frequency and severity of such events and the margin of error in making such determinations resulting from potential inaccuracies and inadequacies in the data provided by clients and brokers, the modeling techniques and the application of such techniques or as a result of a decision to change the percentage of shareholders’ equity exposed to a single catastrophic event. See “Risk Factors—Risk Relating to Our Industry” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Natural and Man-Made Catastrophic Events” contained in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2008 and 2007

The following table sets forth net income available to common shareholders and earnings per common share data:

	Three Months Ended
	June 30,
	2008	2007
Net income available to common shareholders	$192,282	$199,394
Diluted net income per common share	$2.92	$2.65
Diluted weighted average common shares and common share equivalents outstanding	65,748	75,255

Net income available to common shareholders was $192.3 million for the 2008 second quarter, compared to $199.4 million for the 2007 second quarter. The decrease in net income was primarily due to a decrease in underwriting income from our insurance and reinsurance operations, as discussed in “—Segment Information” below. Our net income available to common shareholders for the 2008 second quarter represented a 21.2% annualized return on average common equity, compared to 23.3% for the 2007 second quarter. For purposes of computing return on average common equity, average common equity has been calculated as the average of common shareholders’ equity outstanding at the beginning and ending of each period.

Diluted weighted average common shares and common share equivalents outstanding, used in the calculation of net income per common share, were 65.7 million in the 2008 second quarter, compared to 75.3 million in the 2007 second quarter. The lower level of weighted average shares outstanding in the 2008 second quarter was primarily due to the impact of share repurchases. As a result of the share repurchase transactions to date, weighted average shares outstanding for the 2008 second quarter were reduced by 11.9 million shares, compared to 1.8 million shares for the 2007 second quarter.

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

Insurance Segment

The following table sets forth our insurance segment’s underwriting results:

	Three Months Ended
	June 30,
	2008	2007

Gross premiums written	$621,663	$684,725
Net premiums written	421,501	451,828

Net premiums earned	$416,585	$432,560
Fee income	880	1,276
Losses and loss adjustment expenses	(262,633)	(272,658)
Acquisition expenses	(55,400)	(47,532)
Other operating expenses	(71,566)	(70,269)
Underwriting income	$27,866	$43,377

Underwriting Ratios
Loss ratio	63.0%	63.0%
Acquisition expense ratio (1)	13.1%	10.8%
Other operating expense ratio	17.2%	16.2%
Combined ratio	93.3%	90.0%

(1)         The acquisition expense ratio is adjusted to include certain fee income.

The insurance segment’s underwriting income was $27.9 million for the 2008 second quarter, compared to $43.4 million for the 2007 second quarter. The combined ratio for the insurance segment was 93.3% for the 2008 second quarter, compared to 90.0% for the 2007 second quarter. The components of the insurance segment’s underwriting income are discussed below.

Premiums Written.  Gross premiums written by the insurance segment in the 2008 second quarter were 9.2% lower than in the 2007 second quarter, while net premiums written were 6.7% lower as the insurance segment maintained underwriting discipline in response to the current rate environment. The decrease in net premiums written in the 2008 second quarter was partially driven by a lower level of U.S. specialty casualty business, primarily due to the decline in U.S. residential construction project activity. For information regarding net premiums written produced by major line of business and geographic location, refer to note 4, “Segment Information,” of the notes accompanying our consolidated financial statements.

Net Premiums Earned.  Net premiums earned by the insurance segment in the 2008 second quarter were 3.7% lower than in the 2007 second quarter, and reflect changes in net premiums written over the previous five quarters, including the mix and type of business written.

Losses and Loss Adjustment Expenses.  The insurance segment’s loss ratio was 63.0% in the 2008 and 2007 second quarters. The 2008 second quarter loss ratio reflected a 5.6 point reduction related to estimated net favorable development in prior year loss reserves, compared to 0.8 points of estimated net adverse development in prior year loss reserves in the 2007 second quarter. The estimated net favorable development in the 2008 second quarter was primarily in medium-tail and longer-tail lines and resulted from better than expected claims emergence. The insurance segment’s loss ratio in the 2008 second quarter also reflected an increase in expected loss ratios across a number of lines of business primarily due to rate changes and changes in the mix of business. In addition, the 2008 second quarter included a higher level of large, specific risk loss activity than the 2007 second quarter.

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

Underwriting Expenses.  The insurance segment’s underwriting expense ratio was 30.3% in the 2008 second quarter, compared to 27.0% in the 2007 second quarter. The acquisition expense ratio was 13.1% for the 2008 second quarter, compared to 10.8% for the 2007 second quarter. The acquisition expense ratio is influenced by, among other things, (1) the amount of ceding commissions received from unaffiliated reinsurers, (2) the amount of business written on a surplus lines (non-admitted) basis and (3) mix of business. The higher acquisition expense ratio in the 2008 second quarter primarily resulted from changes in the form of reinsurance ceded and the mix of business. In addition, the acquisition expense ratio for the 2008 second quarter included 0.9 points related to favorable prior year loss development, compared to 0.1 points in the 2007 second quarter. The insurance segment’s other operating expense ratio was 17.2% for the 2008 second quarter, compared to 16.2% in the 2007 second quarter. Operating expenses in the 2008 second quarter included $1.6 million of costs related to the relocation of certain of the insurance segment’s U.S. operations. Such actions were undertaken as part of an expense management plan, which includes office relocation, personnel and other expense saving initiatives, the implementation of which began in response to market conditions.

Reinsurance Segment

The following table sets forth our reinsurance segment’s underwriting results:

	Three Months Ended
	June 30,
	2008	2007

Gross premiums written	$273,318	$427,348
Net premiums written	264,617	306,067

Net premiums earned	$289,090	$318,852
Fee income	358	815
Losses and loss adjustment expenses	(141,992)	(153,005)
Acquisition expenses	(63,826)	(69,745)
Other operating expenses	(20,091)	(19,999)
Underwriting income	$63,539	$76,918

Underwriting Ratios
Loss ratio	49.1%	48.0%
Acquisition expense ratio	22.1%	21.9%
Other operating expense ratio	6.9%	6.3%
Combined ratio	78.1%	76.2%

The reinsurance segment’s underwriting income was $63.5 million for the 2008 second quarter, compared to $76.9 million for the 2007 second quarter. The combined ratio for the reinsurance segment was 78.1% for the 2008 second quarter, compared to 76.2% for the 2007 second quarter. The components of the reinsurance segment’s underwriting income are discussed below.

Premiums Written.  Gross premiums written by the reinsurance segment in the 2008 second quarter were 36.0% lower than in the 2007 second quarter, with reductions in all treaty lines of business. Commencing in 2006, the reinsurance segment’s Bermuda-based reinsurer, Arch Reinsurance Ltd. (“Arch Re Bermuda”), ceded certain lines of property and marine premiums written under a quota share reinsurance treaty (the “Treaty”) to Flatiron Re Ltd. Under the Treaty, Flatiron Re Ltd. assumed a 45% quota share of certain lines of property and marine business underwritten by Arch Re Bermuda for the 2006 and 2007 underwriting years (the percentage ceded was increased from 45% to 70% of covered business bound from June 28, 2006 until August 15, 2006 provided such business did not incept beyond September 30, 2006). On December 31, 2007, the Treaty expired by its terms. For its January 1, 2008 renewals, Arch Re Bermuda adjusted its book of business in light of the expiration of the Treaty. In addition, gross and net premiums written for the 2007 second quarter included $64.0 million and $35.2 million, respectively, of property catastrophe business on a contract written with a two-year term while the 2008 second quarter did not include any comparable contracts. Other reductions in the reinsurance segment’s book of business resulted from continued competition which led to non-renewals or lower shares written.

Ceded premiums written by the reinsurance segment were 3.2% of gross premiums written for the 2008 second quarter, compared to 28.4% for the 2007 second quarter. In the 2008 second quarter, Arch Re Bermuda ceded $7.0 million, or 2.6% of gross premiums written, of certain lines of property and marine premiums written under the Treaty to Flatiron Re Ltd., compared to $115.9 million, or 27.1%, in the 2007 second quarter, with the lower level due to the expiration of the Treaty. On an earned basis, Arch Re Bermuda ceded $45.9 million to Flatiron Re Ltd. in the 2008 second quarter, compared to $72.5 million in the 2007 second quarter. Commission income from the Treaty (in excess of the reimbursement of direct acquisition expenses) reduced the reinsurance segment’s acquisition expense ratio by 2.3 points in the 2008 second quarter, compared to 3.1 points in the 2007 second quarter. At June 30, 2008, $65.6 million of premiums ceded to Flatiron Re Ltd. were unearned. The attendant premiums earned, losses incurred and acquisition expenses will primarily be reflected in the reinsurance segment’s results during the balance of 2008.

Net premiums written by the reinsurance segment in the 2008 second quarter were 13.5% lower than in the 2007 second quarter. For information regarding net premiums written produced by major line of business and geographic location, refer to note 4, “Segment Information,” of the notes accompanying our consolidated financial statements.

Net Premiums Earned.  Net premiums earned by the reinsurance segment in the 2008 second quarter were 9.3% lower than in the 2007 second quarter. The decrease in net premiums earned in the 2008 second quarter primarily resulted from changes in net premiums written over the previous five quarters, including the mix and type of business written.

Losses and Loss Adjustment Expenses.  The reinsurance segment’s loss ratio was 49.1% in the 2008 second quarter, compared to 48.0% for the 2007 second quarter.  The 2008 second quarter loss ratio reflected approximately 5.8 points of catastrophic activity, while the 2007 second quarter loss ratio reflected approximately 3.8 points of catastrophic activity. The loss ratio for the 2008 second quarter also reflected a 13.5 point reduction related to estimated net favorable development in prior year loss reserves, compared to a 12.1 point reduction in the 2007 second quarter. The estimated net favorable development in the 2008 second quarter was primarily in short-tail lines and resulted from better than anticipated claims emergence. The reinsurance segment’s loss ratio in the 2008 second quarter also reflected an increase in expected loss ratios across a number of lines of business primarily due to rate changes and changes in the mix of business.

For its January 1 renewals, Arch Re Bermuda adjusted its book of business in light of the expiration of the Treaty with Flatiron Re Ltd. While our reinsurance operations may purchase industry loss warranty contracts and other reinsurance which is intended to limit their exposure, the expiration of the Treaty increases the level of risk retained by our reinsurance operations and, as a result, may increase the volatility in our results of operations in future periods.

Underwriting Expenses.  The underwriting expense ratio for the reinsurance segment was 29.0% in the 2008 second quarter, compared to 28.2% in the 2007 second quarter. The acquisition expense ratio for the 2008 second quarter was 22.1%, compared to 21.9% for the 2007 second quarter. The acquisition expense ratio for the 2008 second quarter included 1.2 points related to favorable prior year loss development, compared to 0.8 points in the 2007 second quarter. In addition, the acquisition expense ratio is influenced by, among other things, the mix and type of business written and earned and the level of ceding commission income. The reinsurance segment’s other operating expense ratio was 6.9% for the 2008 second quarter, compared to 6.3% for the 2007 second quarter. The higher ratio in the 2008 second quarter primarily resulted from a lower level of net premiums earned.

Net Investment Income

Net investment income for the 2008 second quarter was $117.1 million, compared to $113.9 million for the 2007 second quarter. The increase in net investment income in the 2008 second quarter primarily resulted from a higher level of average invested assets. The pre-tax investment income yield was 4.80% for the 2008 second quarter, compared to 4.94% for the 2007 second quarter. The pre-tax investment income yields were calculated based on amortized cost. Yields on future investment income may vary based on financial market conditions, investment allocation decisions and other factors.

Net Realized Gains or Losses

Following is a summary of net realized gains (losses):

	Three Months Ended
	June 30,
	2008	2007

Fixed maturities	$(4,143)	$(8,983)
Other investments	(2,103)	1,000
Other	(6,423)	4,226
Total	$(12,669)	$(3,757)

Currently, our portfolio is actively managed to maximize total return within certain guidelines. In assessing returns under this approach, we include net investment income, net realized gains and losses and the change in unrealized gains and losses generated by our investment portfolio. The effect of financial market movements on the investment portfolio will directly impact net realized gains and losses as the portfolio is adjusted and rebalanced. Total return on our portfolio under management, as reported to us by our investment advisors, for the 2008 second quarter was (0.09%), compared to 0.27% for the 2007 second quarter.

For the 2008 second quarter, net realized losses on our fixed maturities of $4.1 million included a provision for declines in the market value of investments held in our available for sale portfolio which were considered to be other-than-temporary of $10.7 million based on a review performed. For the 2007 second quarter, net realized losses on our fixed maturities of $9.0 million included a provision for declines in the market value of investments held in our available for sale portfolio which were considered to be other-than-temporary of $0.5 million based on a review performed. For the 2008 and 2007 second quarters, the balance of net realized gains or losses on our fixed maturities resulted from the sale of securities following our decisions to reduce credit exposure, changes in duration targets and sales related to rebalancing the portfolio.

Equity in Net Income (Loss) of Investment Funds Accounted for Using the Equity Method

Our investment portfolio includes certain funds that invest in fixed maturity securities which, due to the ownership structure of the funds, are accounted for by us using the equity method. In applying the equity method, these investments are initially recorded at cost and are subsequently adjusted based on our proportionate share of the net income or loss of the funds (which include changes in the market value of the underlying securities in the funds). We recorded $19.6 million of equity in net income of investment funds accounted for using the equity method in the 2008 second quarter, compared to $3.4 million of equity in net income for the 2007 second quarter. Investment funds accounted for using the equity method totaled $351.9 million at June 30, 2008, compared to $294.4 million at March 31, 2008 and $236.0 million at December 31, 2007.

Other Expenses

Other expenses, which are included in our other operating expenses and part of corporate and other (non-underwriting), were $10.9 million for the 2008 second quarter, compared to $10.2 million for the 2007 second quarter. Such amounts primarily represent certain holding company costs necessary to support our worldwide insurance and reinsurance operations, share based compensation expense and costs associated with operating as a publicly traded company.

Net Foreign Exchange Gains or Losses

Net foreign exchange gains for the 2008 second quarter of $0.3 million consisted of net unrealized gains of $1.1 million and net realized losses of $0.8 million, compared to net foreign exchange losses for the 2007 second quarter of $6.5 million, which consisted of net unrealized losses of $5.9 million and net realized losses of $0.6 million. Net unrealized foreign exchange gains or losses result from the effects of revaluing our net insurance liabilities required to be settled in foreign currencies at each balance sheet date. We hold investments in foreign currencies which are intended to mitigate our exposure to foreign currency fluctuations in our net insurance liabilities. However, changes in the value of such investments due to foreign currency rate movements are reflected as a direct increase or decrease to shareholders’ equity, as part of the “Change in unrealized appreciation (decline) in value of investments, net of deferred income tax” in accumulated other comprehensive income, and not in the statement of income.

Income Taxes

The effective tax rate on income before income taxes was 2.6% for the 2008 second quarter, compared to 2.8% for the 2007 second quarter. Our effective tax rates may fluctuate from period to period based on the relative mix of income reported by jurisdiction primarily due to the varying tax rates in each jurisdiction. Our quarterly tax provision is adjusted to reflect changes in our expected annual effective tax rates, if any.

A significant portion of our catastrophe-exposed property business is written by a Bermuda-based subsidiary. As a result, generally, our effective tax rate is likely to be favorably affected in periods that have a low level of catastrophic losses incurred and adversely impacted in periods with significant catastrophic claims activity. In addition, our Bermuda-based reinsurer incurs federal excise taxes for premiums assumed on U.S. risks. Such expenses are included in our acquisition expenses.

Six Months Ended June 30, 2008 and 2007

The following table sets forth net income available to common shareholders and earnings per common share data:

	Six Months Ended
	June 30,
	2008	2007

Net income available to common shareholders	$381,704	$397,945
Diluted net income per common share	$5.71	$5.24
Diluted weighted average common shares and common share equivalents outstanding	66,887	75,948

Net income available to common shareholders was $381.7 million for the 2008 period, compared to $397.9 million for the 2007 period. The decrease in net income was primarily due to a decrease in underwriting income from our insurance and reinsurance operations, as discussed in “—Segment Information” below. Our net income available to common shareholders for the 2008 period represented a 21.0% annualized return on average common equity, compared to 24.0% for the 2007 period. For purposes of computing return on average common equity, average common equity has been calculated as the average of common shareholders’ equity outstanding at the beginning and ending of each period.

Diluted weighted average common shares and common share equivalents outstanding, used in the calculation of net income per common share, were 66.9 million in the 2008 period, compared to 75.9 million in the 2007 period. The lower level of weighted average shares outstanding in the 2008 period was primarily due to the impact of share repurchases. As a result of the share repurchase transactions to date, weighted average shares outstanding for the 2008 period were reduced by 10.6 million shares, compared to 1.0 million shares for the 2007 period.

Segment Information

Insurance Segment

The following table sets forth our insurance segment’s underwriting results:

	Six Months Ended
	June 30,
	2008	2007

Gross premiums written	$1,248,011	$1,345,935
Net premiums written	824,265	880,172

Net premiums earned	$835,685	$846,407
Fee income	1,762	2,701
Losses and loss adjustment expenses	(549,936)	(531,980)
Acquisition expenses	(107,289)	(94,227)
Other operating expenses	(145,203)	(139,163)
Underwriting income	$35,019	$83,738

Underwriting Ratios
Loss ratio	65.8%	62.9%
Acquisition expense ratio (1)	12.6%	10.9%
Other operating expense ratio	17.4%	16.4%
Combined ratio	95.8%	90.2%

(2)         The acquisition expense ratio is adjusted to include certain fee income.

The insurance segment’s underwriting income was $35.0 million for the 2008 period, compared to $83.7 million for the 2007 period. The combined ratio for the insurance segment was 95.8% for the 2008 period, compared to 90.2% for the 2007 period. The components of the insurance segment’s underwriting income are discussed below.

Premiums Written.  Gross premiums written by the insurance segment in the 2008 period were 7.3% lower than in the 2007 period, while net premiums written were 6.4% lower as the insurance segment maintained underwriting discipline in response to the current rate environment. The decrease in net premiums written in the 2008 period was partially driven by a lower level of U.S. specialty casualty business, primarily due to the decline in U.S. residential construction project activity. Other contributors to the decrease in the 2008 period were a reduction in healthcare business in response to competition and the current rate environment and an increase in the use of reinsurance on surety business. For information regarding net premiums written produced by major line of business and geographic location, refer to note 4, “Segment Information,” of the notes accompanying our consolidated financial statements.

Net Premiums Earned.  Net premiums earned by the insurance segment in the 2008 period were 1.3% lower than in the 2007 period, and reflect changes in net premiums written over the previous five quarters, including the mix and type of business written.

Losses and Loss Adjustment Expenses.  The insurance segment’s loss ratio was 65.8% for the 2008 period, compared to 62.9% for the 2007 period. The 2008 period loss ratio reflected approximately 3.3 points of catastrophic activity, while the 2007 period did not include significant catastrophic activity. The 2008 period loss ratio also reflected a 3.5 point reduction related to estimated net favorable development in prior year loss reserves, compared to 0.3 points of estimated net adverse development in prior year loss reserves in the 2007 period. The estimated net favorable development in the 2008 period was primarily in medium-tail and longer-tail lines and resulted from better than expected claims emergence. The insurance segment’s loss ratio in the 2008 period also reflected an increase in expected loss ratios across a number of lines of business primarily due to rate changes and changes in the mix of business.

Underwriting Expenses.  The underwriting expense ratio for the insurance segment was 30.0% in the 2008 period, compared to 27.3% in the 2007 period. The acquisition expense ratio was 12.6% for the 2008 period, compared to 10.9% for the 2007 period. The acquisition expense ratio is influenced by, among other things, (1) the amount of ceding commissions received from unaffiliated reinsurers and (2) the amount of business written on a surplus lines (non-admitted) basis. The acquisition expense ratio in the 2008 period reflects changes in the form of reinsurance ceded and the mix of business. In addition, the acquisition expense ratio for the 2008 period included 0.5 points related to favorable prior year loss development, compared to 0.5 points in the 2007 period. The insurance segment’s other operating expense ratio was 17.4% for the 2008 period, compared to 16.4% for the 2007 period. Operating expenses in the 2008 period included $1.6 million of costs related to the relocation of certain of the insurance segment’s U.S. operations. Such actions were undertaken as part of an expense management plan, which includes office relocation, personnel and other expense saving initiatives, the implementation of which began in response to market conditions.

Reinsurance Segment

The following table sets forth our reinsurance segment’s underwriting results:

	Six Months Ended
	June 30,
	2008	2007

Gross premiums written	$707,145	$986,002
Net premiums written	673,195	749,468

Net premiums earned	$578,224	$650,498
Fee income	544	1,359
Losses and loss adjustment expenses	(259,106)	(313,744)
Acquisition expenses	(126,576)	(143,178)
Other operating expenses	(38,329)	(33,780)
Underwriting income	$154,757	$161,155

Underwriting Ratios
Loss ratio	44.8%	48.2%
Acquisition expense ratio	21.9%	22.0%
Other operating expense ratio	6.6%	5.2%
Combined ratio	73.3%	75.4%

The reinsurance segment’s underwriting income was $154.8 million for the 2008 period, compared to $161.2 million for the 2007 period. The combined ratio for the reinsurance segment was 73.3% for the 2008 period, compared to 75.4% for the 2007 period. The components of the reinsurance segment’s underwriting income are discussed below.

Premiums Written.  Gross premiums written by the reinsurance segment in the 2008 period were 28.3% lower than in the 2007 period, with reductions in all treaty lines of business. For its January 1, 2008 renewals, Arch Re Bermuda adjusted its book of business in light of the expiration of the Treaty with Flatiron Re Ltd. In addition, gross and net premiums written for the 2007 period included $64.0 million and $35.2 million, respectively, of property catastrophe business on a contract written with a two-year term while the 2008 period did not include any comparable contracts. Other reductions in the reinsurance segment’s book of business resulted from continued competition which led to non-renewals or lower shares written.

Ceded premiums written by the reinsurance segment were 4.8% of gross premiums written for the 2008 period, compared to 24.0% for the 2007 period. In the 2008 period, Arch Re Bermuda ceded $25.4 million, or 3.6% of gross premiums written, of certain lines of property and marine premiums written under the Treaty to Flatiron Re Ltd., compared to $224.8 million, or 22.8%, in the 2007 period, with the lower level due to the expiration of the Treaty. On an earned basis, Arch Re Bermuda ceded $104.7 million to Flatiron Re Ltd. in the 2008 period, compared to $138.5 million in the 2007 period. Commission income from the Treaty (in excess of the reimbursement of direct acquisition expenses) reduced the reinsurance segment’s acquisition expense ratio by 2.8 points in the 2008 period, compared to 2.9 points in the 2007 period.

Net premiums written by the reinsurance segment in the 2008 period were 10.2% lower than in the 2007 period. For information regarding net premiums written produced by major line of business and geographic location, refer to note 4, “Segment Information,” of the notes accompanying our consolidated financial statements.

Net Premiums Earned.  Net premiums earned by the reinsurance segment in the 2008 period were 11.1% lower than in the 2007 period. The decrease in net premiums earned in the 2008 period primarily resulted from changes in net premiums written over the previous five quarters, including the mix and type of business written.

Losses and Loss Adjustment Expenses.  The reinsurance segment’s loss ratio was 44.8% in the 2008 period, compared to 48.2% for the 2007 period.  The loss ratio for the 2008 period reflected a 15.6 point reduction related to estimated net favorable development in prior year loss reserves, compared to a 13.1 point reduction in the 2007 period. The estimated net favorable development in the 2008 period was primarily in short-tail lines and resulted from better than anticipated loss emergence. The 2008 period loss ratio also reflected approximately 3.9 points of catastrophic activity, while the 2007 period loss ratio reflected approximately 4.3 points of catastrophic activity. The reinsurance segment’s loss ratio in the 2008 period also reflected an increase in expected loss ratios across a number of lines of business and changes in the mix of business.

Underwriting Expenses.  The underwriting expense ratio for the reinsurance segment was 28.5% in the 2008 period, compared to 27.2% in the 2007 period. The acquisition expense ratio for the 2008 period was 21.9%, compared to 22.0% for the 2007 period. The acquisition expense ratio is influenced by, among other things, the mix and type of business written and earned and the level of ceding commission income. The reinsurance segment’s other operating expense ratio was 6.6% for the 2008 period, compared to 5.2% for the 2007 period. The higher ratio in the 2008 period resulted from expenses related to the reinsurance segment’s property facultative reinsurance operation, which commenced operations during the 2007 second quarter, and a lower level of net premiums earned.

Net Investment Income

Net investment income for the 2008 period was $239.3 million, compared to $224.0 million for the 2007 period. The increase in net investment income in the 2008 period primarily resulted from a higher level of average invested assets. The pre-tax investment income yield was 4.84% for the 2008 period, compared to 4.90% for the 2007 period. The pre-tax investment income yields were calculated based on amortized cost.

Net Realized Gains or Losses

Following is a summary of net realized gains (losses):

	Six Months Ended
	June 30,
	2008	2007

Fixed maturities	$48,678	$(10,127)
Other investments	(5,281)	2,139
Other	(20,091)	3,250
Total	$23,306	$(4,738)

Total return on our portfolio under management, as reported to us by our investment advisors, for the 2008 period was 0.86%, compared to 1.74% for the 2007 period. For the 2008 period, net realized gains on our fixed maturities of $48.7 million included a provision for declines in the market value of investments held in our available for sale portfolio which were considered to be other-than-temporary of $23.4 million based on reviews performed during the period. For the 2007 period, net realized losses on our fixed maturities of $10.1 million included a provision for declines in the market value of investments held in our available for sale portfolio which were considered to be other-than-temporary of $7.7 million based on reviews performed during the period. For the 2008 and 2007 periods, the balance of net realized gains or losses on our fixed maturities resulted from the sale of securities following our decisions to reduce credit exposure, changes in duration targets and sales related to rebalancing the portfolio.

Equity in Net Income (Loss) of Investment Funds Accounted for Using the Equity Method

Our investment portfolio includes certain funds that invest in fixed maturity securities which, due to the ownership structure of the funds, are accounted for by us using the equity method. In applying the equity method, these investments are initially recorded at cost and are subsequently adjusted based on our proportionate share of the net income or loss of the funds (which include changes in the market value of the underlying securities in the funds). We recorded $2.7 million of equity in net loss of investment funds accounted for using the equity method in the 2008 period, compared to equity in net income of $6.0 million in the 2007 period.

Other Expenses

Other expenses, which are included in our other operating expenses and part of corporate and other (non-underwriting), were $16.2 million for the 2008 period, compared to $18.4 million for the 2007 period. Such amounts primarily represent certain holding company costs necessary to support our worldwide insurance and reinsurance operations, share based compensation expense and costs associated with operating as a publicly traded company.

Net Foreign Exchange Gains or Losses

Net foreign exchange losses for the 2008 period of $23.3 million consisted of net unrealized losses of $21.2 million and net realized losses of $2.1 million, compared to net foreign exchange losses for the 2007 period of $16.2 million, which consisted of net unrealized losses of $23.1 million and net realized gains of $6.9 million.

Income Taxes

The effective tax rate on income before income taxes was 3.2% for the 2008 period, compared to 3.4% for the 2007 period. Our effective tax rates may fluctuate from period to period based on the relative mix of income reported by jurisdiction primarily due to the varying tax rates in each jurisdiction. Our quarterly tax provision is adjusted to reflect changes in our expected annual effective tax rates, if any.

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

On a consolidated basis, our aggregate investable assets totaled $10.27 billion at June 30, 2008, compared to $10.12 billion at December 31, 2007, as detailed in the table below. The increase in investable assets in the 2008 period resulted primarily from cash flows from operations during the period, partially offset by share repurchase activity.

	June 30,	December 31,
	2008	2007

Fixed maturities available for sale, at fair value	$7,746,296	$7,137,998
Fixed maturities pledged under securities lending agreements, at fair value (1)	890,822	1,462,826
Total fixed maturities	8,637,118	8,600,824
Short-term investments available for sale, at fair value	645,587	699,036
Short-term investments pledged under securities lending agreements, at fair value (1)	—	219
Cash	246,544	239,915
Other investments	295,638	353,694
Investment funds accounted for using the equity method	351,879	235,975
Investment in joint venture	100,000	—
Total cash and investments (1)	10,276,766	10,129,663
Securities transactions entered into but not settled at the balance sheet date	(10,845)	(5,796)
Total investable assets	$10,265,921	$10,123,867

(1) In our securities lending transactions, we receive collateral in excess of the fair value of the fixed maturities and short-term investments pledged under securities lending agreements. For purposes of this table, we have excluded the collateral received at June 30, 2008 and December 31, 2007 of $918.2 million and $1.5 billion, respectively, which is reflected as “short-term investment of funds received under securities lending agreements, at fair value” and included the $890.8 million and $1.46 billion, respectively, of “fixed maturities and short-term investments pledged under securities lending agreements, at fair value.”

At June 30, 2008, our fixed income portfolio, which includes fixed maturity securities and short-term investments, had a “AA+” average Standard & Poor’s quality rating, an average effective duration of 3.36 years, and an average yield to maturity (imbedded book yield), before investment expenses, of 4.96%. At December 31, 2007, our fixed income portfolio had a “AA+” average Standard & Poor’s quality rating, an average effective duration of 3.29 years, and an average yield to maturity (imbedded book yield), before investment expenses, of 5.03%.

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

Certain of our investments, primarily those included in “other investments” and “investment funds accounted for using the equity method” on our balance sheet, may use leverage to achieve a higher rate of return. While leverage presents opportunities for increasing the total return of such investments, it may increase losses as well. Accordingly, any event that adversely affects the value of the underlying securities held by such investments would be magnified to the extent leverage is used and our potential losses from such investments would be magnified.

Our Chief Investment Officer administers the investment portfolio, oversees our investment managers, formulates investment strategy in conjunction with our finance and investment committee and directly manages certain portions of our fixed income portfolio. At June 30, 2008, approximately $4.75 billion, or 46.3%, of our total investments and cash was internally managed, compared to $4.61 billion, or 45.5%, at December 31, 2007. While maintaining our emphasis on preservation of capital and liquidity, we expect our portfolio to become more diversified and, as a result, we may expand into areas which are not currently part of our investment strategy.

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

Other investments totaled $295.6 million at June 30, 2008, compared to $353.7 million at December 31, 2007. Investment funds accounted for using the equity method totaled $351.9 million at June 30, 2008, compared to $236.0 million at December 31, 2007. Our investment commitments related to other investments and investment funds accounted for using the equity method totaled approximately $53.3 million at June 30, 2008. See Note 6, “Investment Information—Other Investments” and “Investment Information—Investment Funds Accounted for Using the Equity Method” of the notes accompanying our consolidated financial statements for further details.

In May 2008, Arch Re Bermuda provided $100.0 million of funding to Gulf Reinsurance Limited (“Gulf Re”), a newly formed reinsurer based in the Dubai International Financial Centre, pursuant to the joint venture agreement with Gulf Investment Corporation GSC (“GIC”). Under the agreement, each of Arch Re Bermuda and GIC owns 50% of Gulf Re. The initial total capital of the joint venture consists of $200.0 million, plus an additional $200.0 million to be funded equally by us and GIC depending on the joint venture’s business needs.

Effective January 1, 2008, we adopted and implemented SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP and provides a common definition of fair value to be used throughout GAAP. See Note 6, “Investment Information—Fair Value” of the notes accompanying our consolidated financial statements for further details.

          Reinsurance Recoverables

We monitor the financial condition of our reinsurers and attempt to place coverages only with substantial, financially sound carriers. At June 30, 2008, approximately 86.2% of reinsurance recoverables on paid and unpaid losses (not including prepaid reinsurance premiums) of $1.7 billion were due from carriers which had an A.M. Best rating of “A-” or better and the largest reinsurance recoverable from any one carrier was less than 5.8% of our total shareholders’ equity. At December 31, 2007, approximately 88.5% of our reinsurance recoverables on paid and unpaid losses (not including prepaid reinsurance premiums) of $1.74 billion were due from carriers which had an A.M. Best rating of “A-” or better, and the largest reinsurance recoverable from any one carrier was less than 5.2%, respectively, of our total shareholders’ equity.

Reinsurance recoverables from Flatiron Re Ltd., which is not rated by A.M. Best, were $180.1 million at June 30, 2008, compared to $152.6 million at December 31, 2007. Flatiron Re Ltd. is required to contribute funds into a trust for the benefit of Arch Re Bermuda. The recoverable from Flatiron Re Ltd. was fully collateralized through such trust at June 30, 2008 and December 31, 2007.  See Note 5, “Reinsurance,” of the notes accompanying our consolidated financial Statements for further details on the quota share reinsurance treaty with Flatiron Re Ltd.

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

At June 30, 2008 and December 31, 2007, our Loss Reserves, net of unpaid losses and loss adjustment expenses recoverable, by type and by operating segment were as follows:

	June 30,	December 31,
	2008	2007

Insurance:
Case reserves.	$941,056	$811,054
IBNR reserves	2,176,842	2,100,696
Total net reserves	$3,117,898	$2,911,750

Reinsurance:
Case reserves.	$632,345	$623,419
Additional case reserves	91,541	80,438
IBNR reserves	1,921,098	1,867,226
Total net reserves	$2,644,984	$2,571,083

Total:
Case reserves.	$1,573,401	$1,434,473
Additional case reserves	91,541	80,438
IBNR reserves	4,097,940	3,967,922
Total net reserves	$5,762,882	$5,482,833

At June 30, 2008 and December 31, 2007, the insurance segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	June 30,	December 31,
	2008	2007

Casualty	$660,250	$647,842
Construction and national accounts	478,713	431,309
Professional liability	459,980	412,527
Executive assurance	455,901	431,068
Property, marine and aviation.	402,720	345,177
Programs	379,932	370,852
Healthcare	152,226	153,018
Surety	83,873	87,232
Other	44,303	32,725
Total net reserves	$3,117,898	$2,911,750

At June 30, 2008 and December 31, 2007, the reinsurance segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	June 30,	December 31,
	2008	2007

Casualty	$1,764,469	$1,715,712
Property excluding property catastrophe	300,885	295,728
Other specialty.	240,421	212,088
Marine and aviation	164,195	167,290
Property catastrophe	111,856	111,084
Other	63,158	69,181
Total net reserves	$2,644,984	$2,571,083

Shareholders’ Equity

Our shareholders’ equity was $3.89 billion at June 30, 2008, compared to $4.04 billion at December 31, 2007. The decrease in the 2008 period of $149.6 million was primarily attributable to share repurchase activity and an after-tax decrease in the fair value of our investment portfolio, partially offset by net income in the period.

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

On a consolidated basis, our aggregate cash and invested assets totaled $10.27 billion at June 30, 2008, compared to $10.12 billion at December 31, 2007. ACGL’s readily available cash, short-term investments and marketable securities, excluding amounts held by our regulated insurance and reinsurance subsidiaries, totaled $5.1 million at June 30, 2008, compared to $36.3 million at December 31, 2007. For the six months ended June 30, 2008, ACGL received dividends of $381.0 million from Arch Re Bermuda which were used to fund the share repurchase program described below along with the payment of preferred dividends, interest expense and other corporate expenses.

The ability of our regulated insurance and reinsurance subsidiaries to pay dividends or make distributions or other payments to us is dependent on their ability to meet applicable regulatory standards. Under Bermuda law, Arch Re Bermuda is required to maintain a minimum solvency margin (i.e., the amount by which the value of its general business assets must exceed its general business liabilities) equal to the greatest of (1) $100 million, (2) 50% of net premiums written (being gross premiums written by us less any premiums ceded by us, but we may not deduct more than 25% of gross premiums when computing net premiums written) and (3) 15% of loss and other insurance reserves. Arch Re Bermuda is prohibited from declaring or paying any dividends during any financial year if it is not in compliance with its minimum solvency margin or minimum liquidity ratio. In addition, Arch Re Bermuda is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files, at least seven days before payment of such dividends, with the Bermuda Monetary Authority an affidavit stating that it will continue to meet the required margins. In addition, Arch Re Bermuda is prohibited, without prior approval of the Bermuda Monetary Authority, from reducing by 15% or more its total statutory capital, as set out in its previous year’s statutory financial statements. At December 31, 2007, as determined under Bermuda law, Arch Re Bermuda had statutory capital of $2.0 billion and statutory capital and surplus of $3.73 billion. Such amounts include ownership interests in U.S. insurance and reinsurance subsidiaries. Accordingly, Arch Re Bermuda can pay approximately $933 million to ACGL during 2008 without providing an affidavit to the Bermuda Monetary Authority, as discussed above. Our U.S. insurance and reinsurance subsidiaries can pay approximately $113.9 million in dividends or distributions to Arch-U.S., our U.S. holding company, which is owned by Arch Re Bermuda, during 2008 without prior regulatory approval. Such dividends or distributions may be subject to applicable withholding or other taxes. Arch-Europe can pay approximately £8.4 million, or $16.7 million, in dividends to ACGL during 2008 without prior notice to and approval by the Financial Services Authority. In addition, the ability of our insurance and reinsurance subsidiaries to pay dividends is also constrained by our dependence on the financial strength ratings of our insurance and reinsurance subsidiaries from independent rating agencies. The ratings from these agencies depend to a large extent on the capitalization levels of our insurance and reinsurance subsidiaries. We believe that ACGL has sufficient cash resources and available dividend capacity to service its indebtedness and other current outstanding obligations.

Our insurance and reinsurance subsidiaries are required to maintain assets on deposit, which primarily consist of fixed maturities, with various regulatory authorities to support their operations. The assets on deposit are available to settle insurance and reinsurance liabilities to third parties. Our insurance and reinsurance subsidiaries also have investments in segregated portfolios primarily to provide collateral or guarantees for letters of credit to third parties. At June 30, 2008 and December 31, 2007, such amounts approximated $1.1 billion and $1.17 billion, respectively. In addition, certain of our operating subsidiaries maintain assets in trust accounts as collateral for insurance and reinsurance transactions with affiliated companies. At June 30, 2008 and December 31, 2007, such amounts approximated $3.85 billion and $3.8 billion, respectively.

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

Consolidated cash provided by operating activities was $590.8 million for the six months ended June 30, 2008, compared to $677.0 million for the 2007 period. The lower level of operating cash flows in the 2008 period primarily resulted from an increase in paid losses, as our insurance and reinsurance loss reserves have continued to mature, along with a lower level of premiums written and collected. Cash flow from operating activities are provided by premiums collected, fee income, investment income and collected reinsurance recoverables, offset by losses and loss adjustment expense payments, reinsurance premiums paid, operating costs and current taxes paid.

We expect that our operational needs, including our anticipated insurance obligations and operating and capital expenditure needs, for the next twelve months, at a minimum, will be met by our balance of cash, short-

term investments and our credit facilities, as well as by funds generated from underwriting activities and investment income and proceeds on the sale or maturity of our investments.

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

The board of directors of ACGL has authorized the investment of up to $1.5 billion in ACGL’s common shares through a share repurchase program. Such amount consisted of a $1.0 billion authorization in February 2007 and a $500 million authorization in May 2008. Repurchases under the program may be effected from time to time in open market or privately negotiated transactions through February 2010. Since the inception of the share repurchase program through June 30, 2008, ACGL has repurchased approximately 13.4 million common shares for an aggregate purchase price of $926.8 million. During the six months ended June 30, 2008, ACGL repurchased approximately 5.6 million common shares under the share repurchase program for an aggregate purchase price of $389.8 million. As a result of the share repurchase transactions to date, book value per common share was reduced by $2.09 per share at June 30, 2008, compared to $1.45 at December 31, 2007.

In July 2008, we purchased approximately 1.8 million common shares for an aggregate purchase price of $122.2 million. The timing and amount of the repurchase transactions under this program will depend on a variety of factors, including market conditions and corporate and regulatory considerations. In connection with the repurchase program, the Warburg Pincus funds waived their rights relating to share repurchases under the shareholders agreement for all repurchases of common shares by ACGL under the repurchase program in open market transactions and certain privately negotiated transactions.

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

In August 2006, we entered into a five-year agreement for a $300 million unsecured revolving loan and letter of credit facility and a $1.0 billion secured letter of credit facility. The $300 million unsecured loan and letter of credit facility is also available for the issuance of unsecured letters of credit up to $100 million for our U.S.-based reinsurance operation. Including the secured letter of credit portion of the Credit Agreement and another letter of credit facility (together, the “LOC Facilities”), we have access to letter of credit facilities for up to a total of $1.45 billion. At June 30, 2008 and December 31, 2007, we had approximately $565.0 million and $612.4 million, respectively, in outstanding letters of credit under the LOC Facilities, which were secured by investments at fair value totaling $582.2 million and $652.8 million, respectively. In May 2008, we borrowed $100.0 million under the Credit Agreement at a variable interest rate based on 1 month, 3 month or 6 month LIBOR rates plus 27.5 basis points. The proceeds from such borrowings, which are repayable in August 2011, were contributed to Arch Re Bermuda and used to fund the investment in Gulf Re noted above.

During 2006, ACGL completed two public offerings of non-cumulative preferred shares. On February 1, 2006, $200.0 million principal amount of 8.0% series A non-cumulative preferred shares (“series A preferred shares”) were issued with net proceeds of $193.5 million and, on May 24, 2006, $125.0 million principal amount of 7.875% series B non-cumulative preferred shares (“series B preferred shares” and together with the series A preferred shares, the “preferred shares”) were issued with net proceeds of $120.9 million. The net proceeds of the offerings were used to support the underwriting activities of ACGL’s insurance and reinsurance subsidiaries. ACGL has the right to redeem all or a portion of each series of preferred shares at a redemption price of $25.00 per share on or after (1) February 1, 2011 for the series A preferred shares and (2) May 15, 2011 for the series B preferred shares. Dividends on the preferred shares are non-cumulative. Consequently, in the event dividends are not declared on the preferred shares for any dividend period, holders of preferred shares will not be entitled to receive a dividend for such period, and such undeclared dividend will not accrue and will not be payable. Holders of preferred shares will be entitled to receive dividend payments only when, as and if declared by ACGL’s board of directors or a duly authorized committee of ACGL’s board of directors. Any such dividends will be payable from the date of original issue on a non-cumulative basis, quarterly in arrears. To the extent declared, these dividends will accumulate, with respect to each dividend period, in an amount per share equal to 8.0% of the $25.00 liquidation preference per annum for the series A preferred shares and 7.875% of the $25.00 liquidation preference per annum for the series B preferred shares. During the six months ended June 30, 2008 and 2007, we paid $12.9 million to holders of the preferred shares and, at June 30, 2008, had declared an aggregate of $3.3 million of dividends to be paid to holders of the preferred shares.

At June 30, 2008, ACGL’s capital of $4.29 billion consisted of $300.0 million of senior notes, representing 7.0% of the total, $100.0 million of revolving credit agreement borrowings, representing 2.3% of the total, $325.0 million of preferred shares, representing 7.6% of the total, and common shareholders’ equity of $3.56 billion, representing the balance. At December 31, 2007, ACGL’s capital of $4.34 billion consisted of $300.0 million of senior notes, representing 6.9% of the total, $325.0 million of preferred shares, representing 7.5% of the total, and common shareholders’ equity of $3.71 billion, representing the balance. The decrease in capital during 2008 was primarily attributable to share repurchase activity and an after-tax decrease in the fair value of our investment portfolio, partially offset by net income and borrowings during the period.

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

Book Value Per Common Share and Share Repurchases

The following table presents the calculation of book value per common share and the impact of transactions under the share repurchase program on book value per common share:

	June 30,	December 31,
	2008	2007

Calculation of book value per common share:
Total shareholders’ equity	$3,886,233	$4,035,811
Less preferred shareholders’ equity	(325,000)	(325,000)
Common shareholders’ equity	$3,561,233	$3,710,811
Common shares outstanding (1)	61,943	67,318
Book value per common share	$57.49	$55.12

Effect of share repurchases to date:
Aggregate purchase price of shares repurchased	$926,819	$537,066
Shares repurchased	13,391	7,769
Average price per share repurchased	$69.21	$69.13

Estimated dilutive impact on ending book value per common share (2)	$(2.09)	$(1.45)

(1)       Excludes the effects of 5.6 million and 5.5 million stock options and 0.4 million and 0.1 million restricted stock units outstanding at June 30, 2008 and December 31, 2007, respectively.

(2)       As the average price per share repurchased during the periods exceeded the book value per common share at June 30, 2008 and December 31, 2007, the repurchase of shares during the periods reduced book value per common share at both dates.

Market Sensitive Instruments and Risk Management

In accordance with the SEC’s Financial Reporting Release No. 48, we performed a sensitivity analysis to determine the effects that market risk exposures could have on the future earnings, fair values or cash flows of our financial instruments as of June 30, 2008. (See section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Sensitive Instruments and Risk Management” included in our 2007 Annual Report on Form 10-K.) Market risk represents the risk of changes in the fair value of a financial instrument and is comprised of several components, including liquidity, basis and price risks. At June 30, 2008, material changes in market risk exposures that affect the quantitative and qualitative disclosures presented as of December 31, 2007 were as follows:

Investment Market Risk

Fixed Income Securities. We invest in interest rate sensitive securities, primarily debt securities. We consider the effect of interest rate movements on the market value of our fixed maturities, fixed maturities pledged under securities lending agreements, short-term investments and certain of our other investments and investment funds accounted for using the equity method which invest in fixed income securities and the corresponding change in unrealized appreciation. As interest rates rise, the market value of our interest rate sensitive securities falls, and the converse is also true. The following table summarizes the effect that an immediate, parallel shift in the interest rate yield curve would have had on the portfolio at June 30, 2008 and December 31, 2007. Based on historical observations, there is a low probability that all interest rate yield curves would shift in the same direction at the same time and, accordingly, the actual effect of interest rate movements may differ materially from the amounts set forth below. For further discussion on investment activity, please refer to “Investments.”

	Interest Rate Shift in Basis Points
(U.S. dollars in millions)	-100	-50	0	50	100

June 30, 2008:
Total market value	$10,080.6	$9,911.9	$9,745.4	$9,584.3	$9,425.7
Market value change from base	3.44%	1.71%	—	(1.65%)	(3.28%)
Change in unrealized value	$335.2	$166.5	—	$(161.1)	$(319.7)

December 31, 2007:
Total market value	$10,048.9	$9,885.3	$9,725.0	$9,565.4	$9,409.6
Market value change from base	3.33%	1.65%	—	(1.64%)	(3.24%)
Change in unrealized value	$323.9	$160.3	—	$(159.6)	$(315.4)

Another method that attempts to measure portfolio risk is Value-at-Risk (“VaR”). VaR attempts to take into account a broad cross-section of risks facing a portfolio by utilizing relevant securities volatility data skewed towards the most recent months and quarters. VaR measures the amount of a portfolio at risk for outcomes 1.65 standard deviations from the mean based on normal market conditions over a one year time horizon and is expressed as a percentage of the portfolio’s initial value. In other words, 95% of the time, should the risks taken into account in the VaR model perform per their historical tendencies, the portfolio’s loss in any one year period is expected to be less than or equal to the calculated VaR, stated as a percentage of the measured portfolio’s initial value. As of June 30, 2008, our portfolio’s VaR was estimated to be 5.28%, compared to an estimated 3.73% at December 31, 2007.

Equities and Privately Held Securities. Our investment portfolio includes an allocation to other investments which include investments in certain stock index funds, other preferred stocks and privately held securities. See Note 6, “Investment Information—Other Investments,” of the notes accompanying our consolidated financial Statements for additional disclosures concerning our other investments. At June 30, 2008 and December 31, 2007, the fair value of our investments in equities and privately held securities totaled $184.8 million and $164.8 million, respectively. These securities are exposed to price risk, which is the potential loss arising from decreases in the market value of equities. An immediate hypothetical 10% depreciation in the value of each equity position would reduce the fair value of such investments by approximately $18.5 million and $16.5 million at June 30, 2008 and December 31, 2007, respectively, and would have decreased book value per common share by approximately $0.30 and $0.24, respectively.

Investment-Related Derivatives. We invest in certain derivative instruments to replicate investment positions and to manage market exposures and duration risk. At June 30, 2008, the notional value of the net short position for equity futures was nil, compared to a net long position for equity futures of $91.2 million at December 31, 2007. At June 30, 2008 and December 31, 2007, the notional value of the net long position for Treasury note futures was nil and $61.7 million, respectively. A 10% depreciation of the underlying exposure to these derivative instruments at June 30, 2008 and December 31, 2007 would have resulted in a reduction in net income of nil and $15.3 million, respectively, and would have decreased book value per common share by nil and $0.23, respectively.

Foreign Currency Exchange Risk

Foreign currency rate risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates. A 10% depreciation of the U.S. Dollar against other currencies under our outstanding contracts at June 30, 2008 and December 31, 2007, net of unrealized appreciation on our securities denominated in currencies other than the U.S. Dollar, would have resulted in unrealized gains of approximately $10.9 million and $12.9 million, respectively, and would have increased book value per common share by approximately $0.18 and $0.19, respectively. A 10% appreciation of the U.S. Dollar against other currencies under our outstanding contracts at June 30, 2008 and December 31, 2007, net of unrealized depreciation on our securities denominated in currencies other than the U.S. Dollar, would have resulted in unrealized losses of approximately $10.9 million and $12.9 million, respectively, and would have decreased book value per common share by approximately $0.18 and $0.19, respectively. Historical observations indicate a low probability that all foreign currency exchange rates would shift against the U.S. Dollar in the same direction and at the same time and, accordingly, the actual effect of foreign currency rate movements may differ materially from the amounts set forth above. For further discussion on foreign exchange activity, please refer to “Results of Operations.”

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

•                  accuracy of those estimates and judgments utilized in the preparation of our financial statements, including those related to revenue recognition, insurance and other reserves, reinsurance recoverables, investment valuations, intangible assets, bad debts, income taxes, contingencies and litigation, and any determination to use the deposit method of accounting, which for a relatively new insurance and reinsurance company, like our company, are even more difficult to make than those made in a mature company since relatively limited historical information has been reported to us through June 30, 2008;

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

Other Financial Information

The interim financial information included in this Quarterly Report on Form 10-Q as of and for the three and six months ended June 30, 2008 has not been audited by PricewaterhouseCoopers LLP. In reviewing such information, PricewaterhouseCoopers LLP has applied limited procedures in accordance with professional standards for reviews of interim financial information. However, their separate report included in this Quarterly Report on Form 10-Q for the 2008 second quarter states that they did not audit and they do not express an opinion on that interim financial information. Accordingly, you should restrict your reliance on their reports on such information. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their reports on the interim financial information because such reports do not constitute “reports” or “parts” of the registration statements prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act of 1933.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

We, in common with the insurance industry in general, are subject to litigation and arbitration in the normal course of our business. As of June 30, 2008, we were not a party to any material litigation or arbitration other than as a part of the ordinary course of business in relation to claims and reinsurance recoverable matters, none of which is expected by management to have a significant adverse effect on our results of operations and financial condition and liquidity.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes ACGL’s purchases of its common shares for the 2008 second quarter:

(U.S. dollars in thousands, except share data)	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan or Programs (2)
4/1/2008-4/30/2008	601,986	$70.51	599,674	$731,046
5/1/2008-5/31/2008	1,367,007	$70.64	1,347,100	$637,337
6/1/2008-6/30/2008	925,761	$70.63	925,085	$573,181
Total	2,894,754	$70.63	2,871,859	$573,181

(1)          Includes 22,895 shares repurchased from employees in order to facilitate the payment of withholding taxes on restricted shares granted. We purchased these shares at their fair market value, as determined by reference to the closing price of our common shares on the day the restricted shares vested.

(2)          ACGL’s Board of Directors have authorized ACGL to invest up to $1.5 billion in ACGL’s common shares through a share repurchase program. Repurchases under the program may be effected from time to time in open market or privately negotiated transactions through February 2010. The timing and amount of the repurchase transactions under this program will depend on a variety of factors, including market conditions and corporate and regulatory considerations. In connection with the repurchase program, the Warburg Pincus funds waived their rights relating to share repurchases under the shareholders agreement for all repurchases of common shares by ACGL under the repurchase program in open market transactions and certain privately negotiated transactions.

Item 4.  Submission of Matters to a Vote of Security Holders

(a)           The annual meeting of shareholders (the “Annual Meeting”) of ACGL was held on May 9, 2008.

(b)          Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to management’s nominees as listed in ACGL’s proxy statement, dated April 1, 2008 (the “Proxy Statement”).

(c)           The shareholders of ACGL (1) elected Class I Directors to hold office until the 2011 annual meeting of shareholders or until their successors are elected or qualified, (2) elected certain individuals as Designated Company Directors of certain of ACGL’s non-U.S. subsidiaries and (3) appointed PricewaterhouseCoopers LLP as independent registered public accounting firm for the fiscal year ending December 31, 2008. Set forth below are the voting results for these proposals:

Election of Class I Directors of ACGL

	FOR	WITHHOLD

Paul B. Ingrey
Total:	56,131,779	296,793

Kewsong Lee
Total:	55,904,391	524,181

Robert F. Works
Total:	56,134,387	294,185

Election of Designated Directors of Non-U.S. Subsidiaries

	FOR	WITHHOLD

Graham B. Collis
Total:	54,627,275	1,801,297

Marc Grandisson
Total:	56,371,916	56,656

W. Preston Hutchings
Total:	56,376,581	51,991

Constantine Iordanou
Total:	56,376,430	52,142

Ralph E. Jones III
Total:	56,374,439	54,133

Thomas G. Kaiser
Total:	56,375,466	53,106

Mark D. Lyons
Total:	56,375,751	52,821

Martin J. Nilsen
Total:	56,376,276	52,296

Nicolas Papadopoulo
Total:	56,376,536	52,036

Michael Quinn
Total:	56,374,855	53,717

Maamoun Rajeh
Total:	56,376,585	51,987

Paul S. Robotham
Total:	54,797,751	1,630,821

Robert T. Van Gieson
Total:	56,375,301	53,271

John D. Vollaro
Total:	54,796,491	1,632,081

James Weatherstone
Total:	56,377,676	50,896

Ratification of Selection of PricewaterhouseCoopers LLP as Independent Registered Public Accounting Firm

	FOR	AGAINST	ABSTAIN

Total:	56,367,458	48,401	12,713

Item 5.  Other Information

In accordance with Section 10a(i)(2) of the Securities Exchange Act of 1934, as amended, we are responsible for disclosing non-audit services to be provided by our independent auditor, PricewaterhouseCoopers LLP, which are approved by the Audit Committee of our board of directors. During the 2008 second quarter, the Audit Committee approved engagements of PricewaterhouseCoopers LLP for the following permitted non-audit services: tax services, tax consulting and tax compliance.

Item 6.  Exhibits

Exhibit No.	Description

10.1	Agreement, dated May 14, 2008, among Arch Capital Group Ltd., Arch Insurance Group Inc. and Ralph E. Jones III

10.2	Amendment to Employment Agreement, dated May 21, 2008, between Arch Capital Group Ltd. and W. Preston Hutchings

15	Accountants’ Awareness Letter (regarding unaudited interim financial information)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCH CAPITAL GROUP LTD.
(REGISTRANT)

/s/ Constantine Iordanou
Date: August 8, 2008	Constantine Iordanou
President and Chief Executive Officer
(Principal Executive Officer) and Director

/s/ John D. Vollaro
Date: August 8, 2008	John D. Vollaro
Executive Vice President, Chief Financial
Officer and Treasurer (Principal Financial and
Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Agreement, dated May 14, 2008, among Arch Capital Group Ltd., Arch Insurance Group Inc. and Ralph E. Jones III

10.2	Amendment to Employment Agreement, dated May 21, 2008, between Arch Capital Group Ltd. and W. Preston Hutchings

15	Accountants’ Awareness Letter (regarding unaudited interim financial information)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002