Form 10-Q
period 2008-09-30
ARCH CAPITAL GROUP LTD.
filed 2008-11-10
CIK 947484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting coming)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common shares as of the latest practicable date.

Class	Outstanding at October 31, 2008
Common Shares, $0.01 par value	60,269,156

ARCH CAPITAL GROUP LTD.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Arch Capital Group Ltd.:

We have reviewed the accompanying consolidated balance sheet of Arch Capital Group Ltd. and its subsidiaries (the “Company”) as of September 30, 2008, and the related consolidated statements of income for each of the three-month and nine-month periods ended September 30, 2008 and September 30, 2007 and the consolidated statements of changes in shareholders’ equity, comprehensive income and cash flows for the nine-month periods ended September 30, 2008 and September 30, 2007. These interim financial statements are the responsibility of the Company’s management.

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

November 7, 2008

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share data)

	(Unaudited)
	September 30,	December 31,
	2008	2007
Assets
Investments:
Fixed maturities available for sale, at fair value (amortized cost: 2008, $7,822,256; 2007, $7,037,272)	$7,544,831	$7,137,998
Short-term investments available for sale, at fair value (amortized cost: 2008, $869,000; 2007, $700,262)	863,783	699,036
Investment of funds received under securities lending agreements, at fair value (amortized cost: 2008, $950,327; 2007, $1,503,723)	933,797	1,503,723
Other investments (cost: 2008, $142,546; 2007, $323,950)	142,146	353,694
Investment funds accounted for using the equity method	384,139	235,975
Investment in joint venture (cost: 2008, $100,000)	98,951	—
Total investments	9,967,647	9,930,426

Cash	239,097	239,915
Accrued investment income	82,218	73,862
Fixed maturities and short-term investments pledged under securities lending agreements, at fair value	905,546	1,463,045
Premiums receivable	738,694	729,628
Unpaid losses and loss adjustment expenses recoverable	1,656,848	1,609,619
Paid losses and loss adjustment expenses recoverable	67,737	132,289
Prepaid reinsurance premiums	335,210	480,462
Deferred income tax assets, net	72,118	57,051
Deferred acquisition costs, net	310,916	290,059
Receivable for securities sold	1,099,000	17,359
Other assets	618,017	600,552
Total Assets	$16,093,048	$15,624,267

Liabilities
Reserve for losses and loss adjustment expenses	$7,569,543	$7,092,452
Unearned premiums	1,653,855	1,765,881
Reinsurance balances payable	176,796	301,309
Senior notes	300,000	300,000
Revolving credit agreement borrowings	100,000	—
Securities lending payable	950,327	1,503,723
Payable for securities purchased	1,138,117	23,155
Other liabilities	687,700	601,936
Total Liabilities	$12,576,338	11,588,456

Commitments and Contingencies

Shareholders’ Equity
Non-cumulative preferred shares ($0.01 par value, 50,000,000 shares authorized, issued: 13,000,000)	130	130
Common shares ($0.01 par value, 200,000,000 shares authorized, issued: 2008, 60,173,489; 2007, 67,318,466)	602	673
Additional paid-in capital	977,059	1,451,667
Retained earnings	2,836,211	2,428,117
Accumulated other comprehensive (loss) income, net of deferred income tax	(297,292)	155,224
Total Shareholders’ Equity	3,516,710	4,035,811
Total Liabilities and Shareholders’ Equity	$16,093,048	$15,624,267

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(U.S. dollars in thousands, except share data)

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues
Net premiums written	$692,692	$694,630	$2,190,152	$2,324,270
Decrease (increase) in unearned premiums	40,339	40,899	(43,212)	(91,836)
Net premiums earned	733,031	735,529	2,146,940	2,232,434
Net investment income	117,022	118,464	356,335	342,434
Net realized (losses) gains	(105,534)	14,147	(82,228)	9,409
Fee income	944	1,610	3,250	5,670
Equity in net income (loss) of investment funds accounted for using the equity method	(1,731)	(5,283)	(4,461)	735
Other income	3,067	2,696	12,071	3,565
Total revenues	746,799	867,163	2,431,907	2,594,247

Expenses
Losses and loss adjustment expenses	548,886	402,695	1,357,928	1,248,419
Acquisition expenses	133,413	131,424	367,278	368,829
Other operating expenses	95,652	95,545	295,417	286,863
Interest expense	6,241	5,524	17,553	16,570
Net foreign exchange (gains) losses	(68,395)	23,656	(45,106)	39,848
Total expenses	715,797	658,844	1,993,070	1,960,529

Income before income taxes	31,002	208,319	438,837	633,718

Income tax (benefit) expense	(1,849)	2,113	11,360	16,645

Net income	32,851	206,206	427,477	617,073

Preferred dividends	6,461	6,461	19,383	19,383

Net income available to common shareholders	$26,390	$199,745	$408,094	$597,690

Net income per common share
Basic	$0.44	$2.87	$6.50	$8.30
Diluted	$0.42	$2.76	$6.23	$8.00

Weighted average common shares and common share equivalents outstanding
Basic	60,109,932	69,561,789	62,790,514	71,980,194
Diluted	62,830,910	72,378,940	65,530,570	74,734,343

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(U.S. dollars in thousands)

	(Unaudited)
	Nine Months Ended
	September 30,
	2008	2007
Non-Cumulative Preferred Shares
Balance at beginning and end of period	$130	$130

Common Shares
Balance at beginning of year	673	743
Common shares issued, net	3	6
Purchases of common shares under share repurchase program	(74)	(58)
Balance at end of period	602	691

Additional Paid-in Capital
Balance at beginning of year	1,451,667	1,944,304
Common shares issued	3,511	405
Exercise of stock options	13,219	15,094
Common shares retired	(515,286)	(403,027)
Amortization of share-based compensation	24,303	19,552
Other	(355)	956
Balance at end of period	977,059	1,577,284

Retained Earnings
Balance at beginning of year	2,428,117	1,593,907
Adjustment to adopt SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140”	—	2,111
Balance at beginning of year, as adjusted	2,428,117	1,596,018
Dividends declared on preferred shares	(19,383)	(19,383)
Net income	427,477	617,073
Balance at end of period	2,836,211	2,193,708

Accumulated Other Comprehensive (Loss) Income
Balance at beginning of year	155,224	51,535
Adjustment to adopt SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140”	—	(2,111)
Balance at beginning of year, as adjusted	155,224	49,424
Change in unrealized appreciation (decline) in value of investments, net of deferred income tax	(440,254)	38,303
Foreign currency translation adjustments, net of deferred income tax	(12,262)	15,255
Balance at end of period	(297,292)	102,982

Total Shareholders’ Equity	$3,516,710	$3,874,795

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(U.S. dollars in thousands)

	(Unaudited)
	Nine Months Ended
	September 30,
	2008	2007
Comprehensive (Loss) Income
Net income	$427,477	$617,073
Other comprehensive income (loss), net of deferred income tax
Unrealized appreciation (decline) in value of investments:
Unrealized holding (losses) gains arising during period	(513,176)	54,596
Reclassification of net realized losses (gains), net of income taxes, included in net income	72,922	(16,293)
Foreign currency translation adjustments	(12,262)	15,255
Other comprehensive (loss) income	(452,516)	53,558
Comprehensive (Loss) Income	$(25,039)	$670,631

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	(Unaudited)
	Nine Months Ended
	September 30,
	2008	2007
Operating Activities
Net income	$427,477	$617,073
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized losses (gains)	86,362	(9,180)
Other income and equity in net (income) loss of investment funds accounted for using the equity method	(7,345)	(4,300)
Share-based compensation	24,303	19,552
Changes in:
Reserve for losses and loss adjustment expenses, net of unpaid losses and loss adjustment expenses recoverable	432,217	454,607
Unearned premiums, net of prepaid reinsurance premiums	33,870	96,585
Premiums receivable	(10,865)	(149,684)
Deferred acquisition costs, net	(20,581)	(10,943)
Reinsurance balances payable	(122,091)	31,496
Other liabilities	50,421	30,682
Other items, net	79,229	27,698
Net Cash Provided By Operating Activities	972,997	1,103,586

Investing Activities
Purchases of fixed maturity investments	(11,694,849)	(14,351,106)
Proceeds from sales of fixed maturity investments	11,014,920	13,639,106
Proceeds from redemptions and maturities of fixed maturity investments	444,681	494,512
Purchases of other investments	(225,688)	(229,227)
Proceeds from sales of other investments	235,712	62,329
Investment in joint venture	(100,000)	—
Net purchases of short-term investments	(219,985)	(368,123)
Change in investment of securities lending collateral	553,396	(28,930)
Purchases of furniture, equipment and other	(6,756)	(12,605)
Net Cash Provided By (Used For) Investing Activities	1,431	(794,044)

Financing Activities
Purchases of common shares under share repurchase program	(513,130)	(400,705)
Proceeds from common shares issued, net	11,384	8,639
Revolving credit agreement borrowings	100,000	—
Change in securities lending collateral	(553,396)	28,930
Excess tax benefits from share-based compensation	1,778	4,289
Preferred dividends paid	(19,383)	(19,383)
Net Cash Used For Financing Activities	(972,747)	(378,230)

Effects of exchange rate changes on foreign currency cash	(2,499)	2,475

Decrease in cash	(818)	(66,213)
Cash beginning of year	239,915	317,017
Cash end of period	$239,097	$250,804

Income taxes paid, net	$12,357	$3,117
Interest paid	$11,983	$11,025

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

2.      Share Transactions

Share Repurchase Program

The board of directors of ACGL has authorized the investment of up to $1.5 billion in ACGL’s common shares through a share repurchase program. Such amount consisted of a $1.0 billion authorization in February 2007 and a $500 million authorization in May 2008. Repurchases under the program may be effected from time to time in open market or privately negotiated transactions through February 2010. Since the inception of the share repurchase program, ACGL has repurchased approximately 15.3 million common shares for an aggregate purchase price of $1.05 billion. During the 2008 third quarter and nine months ended September 30, 2008, ACGL repurchased approximately 1.9 million and 7.5 million common shares, respectively, for an aggregate purchase price of $123.4 million and $513.1 million, respectively. As a result of share repurchase transactions, book value per common share was reduced by $3.20 per share at September 30, 2008. Weighted average shares outstanding for the 2008 third quarter and nine months ended September 30, 2008 were reduced by 14.9 million and 12.1 million shares, respectively. Weighted average shares outstanding for the 2007 third quarter and nine months ended September 30, 2007 were reduced by 4.9 million and 2.3 million shares, respectively.

The timing and amount of the repurchase transactions under this program will depend on a variety of factors, including market conditions and corporate and regulatory considerations. In connection with the share repurchase program, the Warburg Pincus funds waived their rights relating to share repurchases under its shareholders agreement with ACGL for all repurchases of common shares by ACGL under the share repurchase program in open market transactions and certain privately negotiated transactions.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Non-Cumulative Preferred Shares

During 2006, ACGL completed two public offerings of non-cumulative preferred shares (“Preferred Shares”). On February 1, 2006, $200.0 million principal amount of 8.0% series A non-cumulative preferred shares (“Series A Preferred Shares”) were issued with net proceeds of $193.5 million and, on May 24, 2006, $125.0 million principal amount of 7.875% series B non-cumulative preferred shares (“Series B Preferred Shares”) were issued with net proceeds of $120.9 million. The net proceeds of the offerings were used to support the underwriting activities of ACGL’s insurance and reinsurance subsidiaries. ACGL has the right to redeem all or a portion of each series of Preferred Shares at a redemption price of $25.00 per share on or after (1) February 1, 2011 for the Series A Preferred Shares and (2) May 15, 2011 for the Series B Preferred Shares. Dividends on the Preferred Shares are non-cumulative. Consequently, in the event dividends are not declared on the Preferred Shares for any dividend period, holders of Preferred Shares will not be entitled to receive a dividend for such period, and such undeclared dividend will not accrue and will not be payable. Holders of Preferred Shares will be entitled to receive dividend payments only when, as and if declared by ACGL’s board of directors or a duly authorized committee of the board of directors. Any such dividends will be payable from the date of original issue on a non-cumulative basis, quarterly in arrears. To the extent declared, these dividends will accumulate, with respect to each dividend period, in an amount per share equal to 8.0% of the $25.00 liquidation preference per annum for the Series A Preferred Shares and 7.875% of the $25.00 liquidation preference per annum for the Series B Preferred Shares. At September 30, 2008, the Company had declared an aggregate of $3.3 million of dividends to be paid to holders of the Preferred Shares.

Share-Based Compensation

As required by the provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), the Company recorded after-tax share-based compensation expense related to stock options in the 2008 third quarter of $1.7 million, or $0.03 per diluted share, compared to $1.4 million, or $0.02 per diluted share, in the 2007 third quarter, and $5.7 million, or $0.09 per diluted share, for the nine months ended September 30, 2008, compared to $5.8 million, or $0.08 per diluted share, for the 2007 period.

3.      Debt and Financing Arrangements

Senior Notes

On May 4, 2004, ACGL completed a public offering of $300 million principal amount of 7.35% senior notes (“Senior Notes”) due May 1, 2034 and received net proceeds of $296.4 million. ACGL used $200 million of the net proceeds to repay all amounts outstanding under a revolving credit agreement. The Senior Notes are ACGL’s senior unsecured obligations and rank equally with all of its existing and future senior unsecured indebtedness. Interest payments on the Senior Notes are due on May 1st and November 1st of each year. ACGL may redeem the Senior Notes at any time and from time to time, in whole or in part, at a “make-whole” redemption price. For the nine months ended September 30, 2008 and 2007, interest expense on the Senior Notes was approximately $16.6 million. The fair value of the Senior Notes at September 30, 2008 and December 31, 2007 was $284.2 million and $325.4 million, respectively.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Letter of Credit and Revolving Credit Facilities

As of September 30, 2008, the Company had a $300 million unsecured revolving loan and letter of credit facility and a $1.0 billion secured letter of credit facility (the “Credit Agreement”). The $300 million unsecured revolving loan is also available for the issuance of unsecured letters of credit up to $100 million for Arch Reinsurance Company (“Arch Re U.S.”). Borrowings of revolving loans may be made by ACGL and Arch Re U.S. at a variable rate based on LIBOR or an alternative base rate at the option of the Company. Secured letters of credit are available for issuance on behalf of the Company’s insurance and reinsurance subsidiaries. Issuance of letters of credit and borrowings under the Credit Agreement are subject to the Company’s compliance with certain covenants and conditions, including absence of a material adverse change. These covenants require, among other things, that the Company maintain a debt to shareholders’ equity ratio of not greater than 0.35 to 1 and shareholders’ equity in excess of $1.95 billion plus 25% of future aggregate net income for each quarterly period (not including any future net losses) beginning after June 30, 2006 and 25% of future aggregate proceeds from the issuance of common or preferred equity and that the Company’s principal insurance and reinsurance subsidiaries maintain at least a “B++” rating from A.M. Best. In addition, certain of the Company’s subsidiaries which are party to the Credit Agreement are required to maintain minimum shareholders’ equity levels. The Company was in compliance with all covenants contained in the Credit Agreement at September 30, 2008. The Credit Agreement expires on August 30, 2011.

In May 2008, the Company borrowed $100.0 million under the Credit Agreement at a variable interest rate based on 1 month, 3 month or 6 month LIBOR rates plus 27.5 basis points. The proceeds from such borrowings, which are repayable on August 30, 2011, were contributed to Arch Reinsurance Ltd. (“Arch Re Bermuda”) and used to fund an investment in a joint venture. See Note 6, “Investment Information—Investment in Joint Venture.” For the nine months ended September 30, 2008, the Company incurred interest expense in connection with the borrowing of $1.0 million.

Including the secured letter of credit portion of the Credit Agreement and another letter of credit facility (together, the “LOC Facilities”), the Company has access to letter of credit facilities for up to a total of $1.45 billion. The principal purpose of the LOC Facilities is to issue, as required, evergreen standby letters of credit in favor of primary insurance or reinsurance counterparties with which the Company has entered into reinsurance arrangements to ensure that such counterparties are permitted to take credit for reinsurance obtained from the Company’s reinsurance subsidiaries in United States jurisdictions where such subsidiaries are not licensed or otherwise admitted as an insurer, as required under insurance regulations in the United States, and to comply with requirements of Lloyd’s of London in connection with qualifying quota share and other arrangements. The amount of letters of credit issued is driven by, among other things, the timing and payment of catastrophe losses, loss development of existing reserves, the payment pattern of such reserves, the further expansion of the Company’s business and the loss experience of such business. When issued, certain letters of credit are secured by a portion of the Company’s investment portfolio. In addition, the LOC Facilities also require the maintenance of certain covenants, which the Company was in compliance with at September 30, 2008. At such date, the Company had approximately $549.1 million in outstanding letters of credit under the LOC Facilities, which were secured by investments totaling $556.3 million at fair value. It is anticipated that the LOC Facilities will be renewed (or replaced) on expiry, but such renewal (or replacement) will be subject to the availability of credit from banks which the Company utilizes. In addition to letters of credit, the Company has and may establish insurance trust accounts in the U.S. and Canada to secure its reinsurance amounts payable as required.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.      Segment Information

The Company classifies its businesses into two underwriting segments – insurance and reinsurance – and corporate and other (non-underwriting). The Company’s insurance and reinsurance operating segments each have segment managers who are responsible for the overall profitability of their respective segments and who are directly accountable to the Company’s chief operating decision makers, the President and Chief Executive Officer of ACGL and the Chief Financial Officer of ACGL. The chief operating decision makers do not assess performance, measure return on equity or make resource allocation decisions on a line of business basis. The Company determined its reportable operating segments using the management approach described in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

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

The reinsurance segment consists of the Company’s reinsurance underwriting subsidiaries. The reinsurance segment generally seeks to write significant lines on specialty property and casualty reinsurance treaties. Classes of business include: casualty; marine and aviation; other specialty; property catastrophe; property excluding property catastrophe (losses on a single risk, both excess of loss and pro rata), including facultative business; and other (consisting of non-traditional and casualty clash business).

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following tables set forth an analysis of the Company’s underwriting income by segment, together with a reconciliation of underwriting income to net income available to common shareholders:

	Three Months Ended
	September 30, 2008
	Insurance	Reinsurance	Total

Gross premiums written (1)	$678,338	$228,593	$903,533
Net premiums written (1)	466,115	226,577	692,692

Net premiums earned (1)	$441,049	$291,982	$733,031
Fee income	872	72	944
Losses and loss adjustment expenses	(337,456)	(211,430)	(548,886)
Acquisition expenses	(62,752)	(70,661)	(133,413)
Other operating expenses	(71,861)	(18,331)	(90,192)
Underwriting loss	$(30,148)	$(8,368)	(38,516)

Net investment income			117,022
Net realized losses			(105,534)
Equity in net income (loss) of investment funds accounted for using the equity method			(1,731)
Other income			3,067
Other expenses			(5,460)
Interest expense			(6,241)
Net foreign exchange gains			68,395
Income before income taxes			31,002
Income tax benefit			1,849

Net income			32,851
Preferred dividends			(6,461)
Net income available to common shareholders			$26,390

Underwriting Ratios
Loss ratio	76.5%	72.4%	74.9%
Acquisition expense ratio (2)	14.0%	24.2%	18.1%
Other operating expense ratio	16.3%	6.3%	12.3%
Combined ratio	106.8%	102.9%	105.3%

(1)        Certain amounts included in the gross premiums written of each segment are related to intersegment transactions. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total. The insurance segment and reinsurance segment results include nil and $3.4 million, respectively, of gross and net premiums written and nil and $7.2 million, respectively, of net premiums earned assumed through intersegment transactions.

(2)         The acquisition expense ratio is adjusted to include policy-related fee income.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended
	September 30, 2007
	Insurance	Reinsurance	Total

Gross premiums written (1)	$722,688	$286,272	$999,159
Net premiums written (1)	460,019	234,611	694,630

Net premiums earned (1)	$429,584	$305,945	$735,529
Fee income	1,036	574	1,610
Losses and loss adjustment expenses	(273,896)	(128,799)	(402,695)
Acquisition expenses	(52,880)	(78,544)	(131,424)
Other operating expenses	(68,548)	(22,153)	(90,701)
Underwriting income	$35,296	$77,023	112,319

Net investment income			118,464
Net realized gains			14,147
Equity in net income (loss) of investment funds accounted for using the equity method			(5,283)
Other income			2,696
Other expenses			(4,844)
Interest expense			(5,524)
Net foreign exchange losses			(23,656)
Income before income taxes			208,319
Income tax expense			(2,113)

Net income			206,206
Preferred dividends			(6,461)
Net income available to common shareholders			$199,745

Underwriting Ratios
Loss ratio	63.8%	42.1%	54.7%
Acquisition expense ratio (2)	12.1%	25.7%	17.8%
Other operating expense ratio	16.0%	7.2%	12.3%
Combined ratio	91.9%	75.0%	84.8%

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Nine Months Ended
	September 30, 2008
	Insurance	Reinsurance	Total

Gross premiums written (1)	$1,926,349	$935,738	$2,843,611
Net premiums written (1)	1,290,380	899,772	2,190,152

Net premiums earned (1)	$1,276,734	$870,206	$2,146,940
Fee income	2,634	616	3,250
Losses and loss adjustment expenses	(887,392)	(470,536)	(1,357,928)
Acquisition expenses	(170,041)	(197,237)	(367,278)
Other operating expenses	(217,064)	(56,660)	(273,724)
Underwriting income	$4,871	$146,389	151,260

Net investment income			356,335
Net realized losses			(82,228)
Equity in net income (loss) of investment funds accounted for using the equity method			(4,461)
Other income			12,071
Other expenses			(21,693)
Interest expense			(17,553)
Net foreign exchange gains			45,106
Income before income taxes			438,837
Income tax expense			(11,360)

Net income			427,477
Preferred dividends			(19,383)
Net income available to common shareholders			$408,094

Underwriting Ratios
Loss ratio	69.5%	54.1%	63.2%
Acquisition expense ratio (2)	13.1%	22.7%	17.0%
Other operating expense ratio	17.0%	6.5%	12.7%
Combined ratio	99.6%	83.3%	92.9%

(1)        Certain amounts included in the gross premiums written of each segment are related to intersegment transactions. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total. The insurance segment and reinsurance segment results include $0.1 million and $18.4 million, respectively, of gross and net premiums written and $0.2 million and $24.4 million, respectively, of net premiums earned assumed through intersegment transactions.

(2)         The acquisition expense ratio is adjusted to include policy-related fee income.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Nine Months Ended
	September 30, 2007
	Insurance	Reinsurance	Total

Gross premiums written (1)	$2,068,623	$1,272,274	$3,311,983
Net premiums written (1)	1,340,191	984,079	2,324,270

Net premiums earned (1)	$1,275,991	$956,443	$2,232,434
Fee income	3,737	1,933	5,670
Losses and loss adjustment expenses	(805,876)	(442,543)	(1,248,419)
Acquisition expenses	(147,107)	(221,722)	(368,829)
Other operating expenses	(207,711)	(55,933)	(263,644)
Underwriting income	$119,034	$238,178	357,212

Net investment income			342,434
Net realized gains			9,409
Equity in net income (loss) of investment funds accounted for using the equity method			735
Other income			3,565
Other expenses			(23,219)
Interest expense			(16,570)
Net foreign exchange losses			(39,848)
Income before income taxes			633,718
Income tax expense			(16,645)

Net income			617,073
Preferred dividends			(19,383)
Net income available to common shareholders			$597,690

Underwriting Ratios
Loss ratio	63.2%	46.3%	55.9%
Acquisition expense ratio (2)	11.3%	23.2%	16.4%
Other operating expense ratio	16.3%	5.8%	11.8%
Combined ratio	90.8%	75.3%	84.1%

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table sets forth the insurance segment’s net premiums written and earned by major line of business and type of business, together with net premiums written by client location and underwriting location:

	Three Months Ended
	September 30,
	2008		2007
	Amount	% of Total	Amount	% of Total
INSURANCE SEGMENT

Net premiums written (1)
Property, marine and aviation	$91,461	19.6	$85,178	18.5
Programs	78,045	16.7	67,792	14.7
Professional liability	70,778	15.2	80,708	17.5
Construction and national accounts	66,161	14.2	54,543	11.9
Executive assurance	53,665	11.5	46,845	10.2
Casualty	28,456	6.1	46,392	10.1
Surety	16,599	3.6	13,233	2.9
Healthcare	11,411	2.4	15,952	3.5
Other (2)	49,539	10.7	49,376	10.7
Total	$466,115	100.0	$460,019	100.0

Net premiums earned (1)
Property, marine and aviation	$88,903	20.2	$81,233	18.9
Programs	71,576	16.2	59,518	13.9
Professional liability	62,987	14.3	67,256	15.7
Construction and national accounts	65,710	14.9	55,463	12.9
Executive assurance	47,237	10.7	46,481	10.8
Casualty	37,351	8.5	50,248	11.7
Surety	13,891	3.1	16,597	3.9
Healthcare	12,292	2.8	16,249	3.8
Other (2)	41,102	9.3	36,539	8.4
Total	$441,049	100.0	$429,584	100.0

Net premiums written by client location (1)
United States	$348,306	74.7	$356,246	77.4
Europe	57,155	12.3	57,686	12.5
Other	60,654	13.0	46,087	10.1
Total	$466,115	100.0	$460,019	100.0

Net premiums written by underwriting location (1)
United States	$354,002	75.9	$353,703	76.9
Europe	97,548	20.9	92,136	20.0
Other	14,565	3.2	14,180	3.1
Total	$466,115	100.0	$460,019	100.0

(1)         Insurance segment results include premiums written and earned assumed through intersegment transactions of nil for the 2008 third quarter and $0.1 million and $0.2 million, respectively, for the 2007 third quarter. Insurance segment results exclude premiums written and earned ceded through intersegment transactions of $3.4 million and $7.2 million, respectively, for the 2008 third quarter and $9.8 million and $10.0 million, respectively, for the 2007 third quarter.

(2)         Includes excess workers’ compensation and employers’ liability business and travel and accident business.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Nine Months Ended
	September 30,
	2008		2007
	Amount	% of Total	Amount	% of Total
INSURANCE SEGMENT

Net premiums written (1)
Property, marine and aviation	$278,372	21.6	$274,177	20.5
Programs	205,830	16.0	185,269	13.8
Construction and national accounts	193,124	15.0	170,540	12.7
Professional liability	188,442	14.6	203,647	15.2
Executive assurance	139,574	10.8	138,840	10.4
Casualty	88,160	6.8	147,292	11.0
Surety	37,672	2.9	44,948	3.4
Healthcare	33,435	2.6	49,865	3.7
Other (2)	125,771	9.7	125,613	9.3
Total	$1,290,380	100.0	$1,340,191	100.0

Net premiums earned (1)
Property, marine and aviation	$257,191	20.1	$255,303	20.0
Programs	190,648	14.9	172,763	13.5
Construction and national accounts	180,991	14.2	154,403	12.1
Professional liability	197,997	15.5	200,944	15.7
Executive assurance	136,141	10.7	139,267	10.9
Casualty	117,949	9.2	154,481	12.1
Surety	39,447	3.1	52,323	4.1
Healthcare	38,874	3.0	53,200	4.2
Other (2)	117,496	9.3	93,307	7.4
Total	$1,276,734	100.0	$1,275,991	100.0

Net premiums written by client location (1)
United States	$957,715	74.2	$1,037,984	77.5
Europe	200,112	15.5	193,589	14.4
Other	132,553	10.3	108,618	8.1
Total	$1,290,380	100.0	$1,340,191	100.0

Net premiums written by underwriting location (1)
United States	$959,440	74.4	$1,026,718	76.6
Europe	279,413	21.7	257,882	19.2
Other	51,527	3.9	55,591	4.2
Total	$1,290,380	100.0	$1,340,191	100.0

(1)         Insurance segment results include premiums written and earned assumed through intersegment transactions of $0.1 million and $0.2 million, respectively, for the 2008 period and $0.9 million and $1.0 million, respectively, for the 2007 period. Insurance segment results exclude premiums written and earned ceded through intersegment transactions of $18.4 million and $24.4 million, respectively, for the 2008 period and $28.1 million and $31.4 million, respectively, for the 2007 period.

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table sets forth the reinsurance segment’s net premiums written and earned by major line of business and type of business, together with net premiums written by client location and underwriting location:

	Three Months Ended
	September 30,
	2008		2007
	Amount	% of Total	Amount	% of Total
REINSURANCE SEGMENT

Net premiums written (1)
Casualty (2)	$82,497	36.4	$103,718	44.2
Property excluding property catastrophe (3)	56,105	24.8	43,341	18.5
Property catastrophe	44,591	19.7	35,268	15.0
Other specialty	24,013	10.6	33,145	14.1
Marine and aviation	18,727	8.3	17,903	7.6
Other	644	0.2	1,236	0.6
Total	$226,577	100.0	$234,611	100.0

Net premiums earned (1)
Casualty (2)	$106,146	36.4	$115,862	37.9
Property excluding property catastrophe (3)	68,670	23.5	62,699	20.5
Property catastrophe	57,015	19.5	53,703	17.6
Other specialty	36,388	12.5	49,232	16.1
Marine and aviation	22,395	7.7	21,889	7.2
Other	1,368	0.4	2,560	0.7
Total	$291,982	100.0	$305,945	100.0

Net premiums written (1)
Pro rata	$149,023	65.8	$185,329	79.0
Excess of loss	77,554	34.2	49,282	21.0
Total	$226,577	100.0	$234,611	100.0

Net premiums earned (1)
Pro rata	$187,656	64.3	$211,169	69.0
Excess of loss	104,326	35.7	94,776	31.0
Total	$291,982	100.0	$305,945	100.0

Net premiums written by client location (1)
United States	$125,650	55.5	$129,079	55.0
Europe	52,841	23.3	43,481	18.5
Bermuda	34,354	15.2	49,028	20.9
Other	13,732	6.0	13,023	5.6
Total	$226,577	100.0	$234,611	100.0

Net premiums written by underwriting location (1)
Bermuda	$131,777	58.2	$131,688	56.1
United States	86,671	38.3	100,208	42.7
Other	8,129	3.5	2,715	1.2
Total	$226,577	100.0	$234,611	100.0

(1)         Reinsurance segment results include premiums written and earned assumed through intersegment transactions of $3.4 million and $7.2 million, respectively, for the 2008 third quarter and $9.8 million and $10.0 million, respectively, for the 2007 third quarter. Reinsurance segment results exclude premiums written and earned ceded through intersegment transactions of nil for the 2008 third quarter and $0.1 million and $0.2 million, respectively, for the 2007 third quarter.

(2)         Includes professional liability, executive assurance and healthcare business.

(3)         Includes facultative business.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Nine Months Ended
	September 30,
	2008		2007
	Amount	% of Total	Amount	% of Total
REINSURANCE SEGMENT

Net premiums written (1)
Casualty (2)	$275,458	30.6	$358,300	36.4
Property excluding property catastrophe (3)	237,775	26.4	207,638	21.1
Property catastrophe	203,612	22.6	193,441	19.7
Other specialty	120,386	13.4	135,112	13.7
Marine and aviation	58,866	6.5	81,430	8.3
Other	3,675	0.5	8,158	0.8
Total	$899,772	100.0	$984,079	100.0

Net premiums earned (1)
Casualty (2)	$319,993	36.8	$387,418	40.5
Property excluding property catastrophe (3)	199,456	22.9	200,475	21.0
Property catastrophe	158,792	18.2	126,545	13.2
Other specialty	110,930	12.7	153,856	16.1
Marine and aviation	76,772	8.8	78,532	8.2
Other	4,263	0.6	9,617	1.0
Total	$870,206	100.0	$956,443	100.0

Net premiums written (1)
Pro rata	$532,467	59.2	$634,116	64.4
Excess of loss	367,305	40.8	349,963	35.6
Total	$899,772	100.0	$984,079	100.0

Net premiums earned (1)
Pro rata	$574,802	66.1	$682,423	71.4
Excess of loss	295,404	33.9	274,020	28.6
Total	$870,206	100.0	$956,443	100.0

Net premiums written by client location (1)
United States	$495,935	55.1	$589,526	59.9
Europe	255,133	28.4	205,529	20.9
Bermuda	109,198	12.1	147,720	15.0
Other	39,506	4.4	41,304	4.2
Total	$899,772	100.0	$984,079	100.0

Net premiums written by underwriting location (1)
Bermuda	$512,581	57.0	$588,851	59.8
United States	333,780	37.1	380,085	38.6
Other	53,411	5.9	15,143	1.6
Total	$899,772	100.0	$984,079	100.0

(1)         Reinsurance segment results include premiums written and earned assumed through intersegment transactions of $18.4 million and $24.4 million, respectively, for the 2008 period and $28.1 million and $31.4 million, respectively, for the 2007 period. Reinsurance segment results exclude premiums written and earned ceded through intersegment transactions of $0.1 million and $0.2 million, respectively, for the 2008 period and $0.9 million and $1.0 million, respectively, for the 2007 period.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Premiums Written
Direct	$635,063	$700,919	$1,833,555	$2,024,759
Assumed	268,470	298,240	1,010,056	1,287,224
Ceded	(210,841)	(304,529)	(653,459)	(987,713)
Net	$692,692	$694,630	$2,190,152	$2,324,270

Premiums Earned
Direct	$625,343	$666,127	$1,871,373	$1,958,308
Assumed	349,500	382,256	1,069,576	1,205,931
Ceded	(241,812)	(312,854)	(794,009)	(931,805)
Net	$733,031	$735,529	$2,146,940	$2,232,434

Losses and Loss Adjustment Expenses
Direct	$449,267	$387,075	$1,225,918	$1,124,800
Assumed	293,622	156,807	620,970	535,228
Ceded	(194,003)	(141,187)	(488,960)	(411,609)
Net	$548,886	$402,695	$1,357,928	$1,248,419

The Company monitors the financial condition of its reinsurers and attempts to place coverages only with substantial, financially sound carriers. At September 30, 2008 and December 31, 2007, approximately 86.4% and 88.5%, respectively, of the Company’s reinsurance recoverables on paid and unpaid losses (not including prepaid reinsurance premiums) of $1.72 billion and $1.74 billion, respectively, were due from carriers which had an A.M. Best rating of “A-” or better. At September 30, 2008 and December 31, 2007, the largest reinsurance recoverables from any one carrier were less than 6.6% and 5.2%, respectively, of the Company’s total shareholders’ equity.

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

Arch Re Bermuda pays to Flatiron Re Ltd. a reinsurance premium in the amount of the ceded percentage of the original gross written premium on the business reinsured less a ceding commission, which includes a reimbursement of direct acquisition expenses as well as a commission to Arch Re Bermuda for generating the business. The Treaty also provides for a profit commission to Arch Re Bermuda based on the underwriting results for the 2006 and 2007 underwriting years on a cumulative basis. For the 2008 third quarter, a de minimis amount of premiums written, $26.1 million of premiums earned and $14.6 million of losses and loss adjustment expenses were ceded to Flatiron Re Ltd. by Arch Re Bermuda, compared to $51.4 million of premiums written, $68.0 million of premiums earned and $30.9 million of losses and loss adjustment expenses for the 2007 third quarter. For the nine months ended September 30, 2008, $21.1 million of premiums written, $130.8 million of premiums earned and $42.1 million of losses and loss adjustment expenses were ceded to Flatiron Re Ltd. by Arch Re Bermuda, compared to $276.2 million of premiums written, $206.5 million of premiums earned and $84.4 million of losses and loss adjustment expenses for 2007 period. At September 30, 2008, $35.3 million of premiums ceded to Flatiron Re Ltd. were unearned. Reinsurance recoverables from Flatiron Re Ltd., which is not rated by A.M. Best, were $156.9 million at September 30, 2008, compared to $152.6 million at December 31, 2007. As noted above, Flatiron Re Ltd. is required to contribute funds into a trust for the benefit of Arch Re Bermuda. The recoverable from Flatiron Re Ltd. was fully collateralized through such trust at September 30, 2008 and December 31, 2007.

6.      Investment Information

The following table summarizes the Company’s invested assets:

	September 30,	December 31,
	2008	2007

Fixed maturities available for sale, at fair value	$7,544,831	$7,137,998
Fixed maturities pledged under securities lending agreements, at fair value (1)	901,559	1,462,826
Total fixed maturities	8,446,390	8,600,824
Short-term investments available for sale, at fair value	863,783	699,036
Short-term investments pledged under securities lending agreements, at fair value (1)	3,987	219
Other investments	142,146	353,694
Investment funds accounted for using the equity method	384,139	235,975
Investment in joint venture	98,951	—
Total investments (1)	9,939,396	9,889,748
Securities transactions entered into but not settled at the balance sheet date	(39,117)	(5,796)
Total investments, net of securities transactions	$9,900,279	$9,883,952

(1)         In securities lending transactions, the Company receives collateral in excess of the fair value of the fixed maturities and short-term investments pledged under securities lending agreements. For purposes of this table, the Company has excluded the investment of collateral received at September 30, 2008 and December 31, 2007 of $933.8 million and $1.5 billion, respectively, which is reflected as “investment of funds received under securities lending agreements, at fair value” and included the $905.5 million and $1.46 billion, respectively, of “fixed maturities and short-term investments pledged under securities lending agreements, at fair value.”

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Fixed Maturities and Fixed Maturities Pledged Under Securities Lending Agreements

The following table details the Company’s fixed maturities and fixed maturities pledged under securities lending agreements:

	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost

September 30, 2008:
Corporate bonds	$2,047,925	$13,222	$(150,603)	$2,185,306
Mortgage backed securities	1,562,880	8,718	(85,531)	1,639,693
Commercial mortgage backed securities	1,217,610	6,789	(26,434)	1,237,255
U.S. government and government agencies	1,116,819	11,504	(9,094)	1,114,409
Municipal bonds	1,107,966	3,724	(18,386)	1,122,628
Asset backed securities	1,026,118	157	(34,476)	1,060,437
Non-U.S. government securities	367,072	10,778	(12,654)	368,948
Total	$8,446,390	$54,892	$(337,178)	$8,728,676

December 31, 2007:
Corporate bonds	$2,452,527	$40,296	$(10,994)	$2,423,225
Mortgage backed securities	1,234,596	14,211	(4,087)	1,224,472
Commercial mortgage backed securities	1,315,680	17,339	(558)	1,298,899
U.S. government and government agencies	1,165,423	21,598	(447)	1,144,272
Municipal bonds	990,325	13,213	(195)	977,307
Asset backed securities	1,008,030	9,508	(4,030)	1,002,552
Non-U.S. government securities	434,243	28,032	(3,056)	409,267
Total	$8,600,824	$144,197	$(23,367)	$8,479,994

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”). Upon adopting SFAS No. 155 on January 1, 2007, the Company applied the “fair value option” to certain hybrid securities which are included in the Company’s fixed maturities and records changes in market value of such securities as realized gains or losses. The fair market values of such securities at September 30, 2008 were approximately $51.6 million and the Company recorded a realized loss of $1.8 million on such securities for the nine months ended September 30, 2008.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table provides an analysis of the length of time each of those fixed maturities, fixed maturities pledged under securities lending agreements, equity securities and short-term investments with an unrealized loss has been in a continual unrealized loss position:

	Less than 12 Months		12 Months or More		Total
(U.S. dollars in thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses

September 30, 2008:
Fixed maturities and fixed maturities pledged under securities lending agreements:
Corporate bonds	$1,377,426	$(144,504)	$33,193	$(6,099)	$1,410,619	$(150,603)
Mortgage backed securities	1,668,601	(76,703)	17,933	(8,828)	1,686,534	(85,531)
Commercial mortgage backed securities	780,842	(26,432)	98	(2)	780,940	(26,434)
U.S. government and government agencies	388,448	(9,094)	—	—	388,448	(9,094)
Municipal bonds	703,328	(18,386)	—	—	703,328	(18,386)
Asset backed securities	979,520	(31,946)	20,729	(2,530)	1,000,249	(34,476)
Non-U.S. government securities	262,501	(12,654)	—	—	262,501	(12,654)
Total	6,160,666	(319,719)	71,953	(17,459)	6,232,619	(337,178)

Equity securities:
Other investments	60,051	(7,993)	—	—	60,051	(7,993)

Short-term investments	322,682	(5,949)	—	—	322,682	(5,949)
Total	$6,543,399	$(333,661)	$71,953	$(17,459)	$6,615,352	$(351,120)

December 31, 2007:
Fixed maturities and fixed maturities pledged under securities lending agreements:
Corporate bonds	$357,771	$(10,276)	$26,455	$(718)	$384,226	$(10,994)
Mortgage backed securities	185,118	(3,804)	7,126	(283)	192,244	(4,087)
Commercial mortgage backed securities	66,401	(381)	33,827	(177)	100,228	(558)
U.S. government and government agencies	206,710	(447)	—	—	206,710	(447)
Municipal bonds	22,908	(171)	10,988	(24)	33,896	(195)
Asset backed securities	183,412	(3,845)	11,221	(185)	194,633	(4,030)
Non-U.S. government securities	154,261	(1,987)	42,925	(1,069)	197,186	(3,056)
Total	1,176,581	(20,911)	132,542	(2,456)	1,309,123	(23,367)

Equity securities:
Other investments	200,484	(5,342)	—	—	200,484	(5,342)

Short-term investments	140,709	(2,955)	—	—	140,709	(2,955)
Total	$1,517,774	$(29,208)	$132,542	$(2,456)	$1,650,316	$(31,664)

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Net Realized Gains (Losses)

The components of net realized gains (losses) were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Fixed maturities	$(105,403)	$23,534	$(56,725)	$13,407
Other investments	(12,426)	(2,234)	(17,707)	(95)
Other (1)	12,295	(7,153)	(7,796)	(3,903)
Net realized (losses) gains	$(105,534)	$14,147	$(82,228)	$9,409

(1) Primarily consists of net realized gains or losses related to investment-related derivatives and foreign currency forward contracts.

Currently, the Company’s portfolio is actively managed on a total return basis within certain guidelines. The effect of financial market movements will influence the recognition of net realized gains and losses as the portfolio is adjusted and rebalanced.

On a quarterly basis, the Company evaluates whether the fair value of any of its investments are other-than-temporarily impaired. The Company’s process for reviewing invested assets for impairments during any quarter includes the following: (i) identification and evaluation of investments that have possible indications of other-than-temporary impairment, which includes an analysis of investments with gross unrealized investment losses in excess of certain criteria (including the length of time and significance of the decline), (ii) an analysis of the Company’s intent and ability to hold the investment for a sufficient period of time for the value to recover, (iii) consideration of evidential matter, including an evaluation of the potential for the loss of principal, (iv) a review of the investee’s current financial condition, liquidity, near-term recovery prospects and other factors, and (v) determination of the status of each analyzed investment as other-than-temporary or not.

Where the Company’s analysis of the above factors results in the conclusion that declines in fair values are other-than-temporary, the cost basis of the securities is written down to fair value and the write-down is reflected as a realized loss. The Company recognizes a realized loss when impairment is deemed to be other-than-temporary even if a decision to sell an invested asset has not been made. The Company may, from time to time, sell invested assets subsequent to the balance sheet date that were considered temporarily impaired at the balance sheet date. Such sales are generally due to events occurring subsequent to the balance sheet date that result in a change in the Company’s intent or ability to hold an invested asset. The types of events that may result in a sale include significant changes in the economic facts and circumstances related to the invested asset, significant unforeseen changes in the Company’s liquidity needs, or changes in tax laws or the regulatory environment.

For the 2008 third quarter and nine months ended September 30, 2008, net realized gains or losses on the Company’s fixed maturities included provisions for declines in the market value of investments held in the Company’s available for sale portfolio which were considered to be other-than-temporary of $75.3 million and $98.7 million, respectively, based on reviews performed in each period. Such amounts included $22.8 million of write downs on the Company’s holdings in fixed income securities issued by Lehman Brothers Holdings Inc. For the 2007 third quarter and nine months ended September 30, 2007, net realized gains on the Company’s fixed maturities included provisions for declines in the market value of investments held in the Company’s available for sale portfolio which were considered to be other-than-temporary of $0.6 million and $8.4 million, respectively, based on reviews performed in each period. For the 2008 and 2007 periods, the balance of net realized gains or losses on the Company’s fixed maturities resulted from the sale of securities following the Company’s decisions to reduce credit exposure, changes in duration targets and sales related to rebalancing the portfolio. The Company believes that the remaining unrealized losses on its investment portfolio at

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2008 were primarily due to financial market disruptions and related credit spread widening rather than issue-specific credit events in the period.

Certain of the Company’s investments, primarily those included in “other investments” and “investment funds accounted for using the equity method” on the Company’s balance sheet, may use leverage to achieve a higher rate of return. While leverage presents opportunities for increasing the total return of such investments, it may increase losses as well. Accordingly, any event that adversely affects the value of the underlying securities held by such investments would be magnified to the extent leverage is used and the Company’s potential losses from such investments would be magnified. For the 2008 third quarter and nine months ended September 30, 2008, the Company recorded provisions for declines in the market value of its other investments which were considered to be other-than-temporary of $7.2 million and $7.4 million, respectively, based on reviews performed in each period.

Securities Lending Agreements

The Company participates in a securities lending program under which certain of its fixed income portfolio securities are loaned to third parties, primarily major brokerage firms, for short periods of time through a lending agent. Such securities have been reclassified as “Fixed maturities and short-term investments pledged under securities lending agreements, at fair value.” The Company maintains control over the securities it lends, retains the earnings and cash flows associated with the loaned securities and receives a fee from the borrower for the temporary use of the securities. Collateral received, which to date has only been cash, is required at a rate of 102% of the market value of the loaned securities (or 105% of the market value of the loaned securities when the collateral and loaned securities are denominated in non-U.S. currencies) including accrued investment income and is monitored and maintained by the lending agent. Such collateral is reinvested and is reflected as “Investment of funds received under securities lending agreements, at fair value.” At September 30, 2008, the fair value and amortized cost of fixed maturities and short-term investments pledged under securities lending agreements were $905.5 million and $910.4 million, compared to $1.46 billion and $1.44 billion, respectively, at December 31, 2007.

At September 30, 2008, the fair value and amortized cost of investment of funds received under securities lending agreements totaled $933.8 million and $950.3 million, respectively, compared to $1.50 billion at December 31, 2007. At September 30, 2008, the investment included approximately $70.7 million of “AAA” rated sub-prime securities.

Investment-Related Derivatives

The Company’s investment strategy allows for the use of derivative securities. Derivative instruments may be used to enhance investment performance, replicate investment positions or manage market exposures and duration risk that would be allowed under the Company’s investment guidelines if implemented in other ways. The fair values of those derivatives are based on quoted market prices. At September 30, 2008, the notional value of the net short position for equity futures was nil, compared to a net long position for equity futures of $91.2 million at December 31, 2007. At September 30, 2008 and December 31, 2007, the notional value of the net long position for Treasury note futures was $545.8 million and $61.7 million, respectively.  As a result of changes related to the fair value of all futures contracts, the Company recorded net realized gains of $2.0 million for the 2008 third quarter, compared to net realized losses of $0.6 million for the 2007 third quarter, and net realized losses of $14.8 million for the nine months ended September 30, 2008, compared to net realized gains of $3.3 million for the 2007 period.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Other Investments

The following table details the Company’s other investments:

	September 30, 2008		December 31, 2007
	Estimated Fair Value	Cost	Estimated Fair Value	Cost

Fixed income mutual funds	$60,051	$67,650	$194,090	$198,245
International equity index funds	—	—	92,056	68,270
Privately held securities and other	82,095	74,896	67,548	57,435
Total	$142,146	$142,546	$353,694	$323,950

Other investments include: (i) mutual funds which invest in fixed maturity securities, (ii) international equity index funds; and (iii) privately held securities and other which include the Company’s investment in Aeolus LP (see Note 9). During 2008, the Company sold its positions in international equity index funds and reduced its ownership in certain fixed income mutual funds.

Investment Funds Accounted for Using the Equity Method

The Company’s investment portfolio includes certain funds that invest in fixed maturity securities which, due to their ownership structure, are accounted for by the Company using the equity method. In applying the equity method, these investments are initially recorded at cost and are subsequently adjusted based on the Company’s proportionate share of the net income or loss of the funds (which include changes in the market value of the underlying securities in the funds). Such investments are generally recorded on a one month lag with some investments reported for on a three month lag. Changes in the carrying value of such investments are recorded in net income as “Equity in net income (loss) of investment funds accounted for using the equity method” while changes in the carrying value of the Company’s other fixed income investments are recorded as an unrealized gain or loss component of accumulated other comprehensive income in shareholders’ equity. As such, fluctuations in the carrying value of the investment funds accounted for using the equity method may increase the volatility of the Company’s reported results of operations. Investment funds accounted for using the equity method totaled $384.1 million at September 30, 2008, compared to $351.9 million at June 30, 2008 and $236.0 million at December 31, 2007. The Company’s investment commitments relating to investment funds accounted for using the equity method, reflecting commitments made through November 5, 2008, totaled approximately $79.6 million.

For the 2008 third quarter, the Company recorded $1.7 million of equity in net loss of investment funds accounted for using the equity method, compared to $5.3 million of equity in net loss for the 2007 third quarter. For the nine months ended September 30, 2008, the Company recorded $4.5 million of equity in net loss of investment funds accounted for using the equity method, compared to $0.7 million of equity in net income for the 2007 period. As noted above, the Company records such investments on a one month or three month lag. During October, the Company received reports from the investment funds accounted for using the equity method as of September 30, 2008 which indicated an additional $48.9 million of net losses on such funds, primarily due to widening credit spreads. Such amount may be recorded in the Company’s 2008 fourth quarter. However, there can be no assurances given as to the performance of the investment funds accounted for using the equity method for the complete 2008 fourth quarter or any future period.

Investment in Joint Venture

In May 2008, the Company provided $100.0 million of funding to Gulf Reinsurance Limited (“Gulf Re”), a newly formed reinsurer based in the Dubai International Financial Centre, pursuant to the joint venture agreement with Gulf Investment Corporation GSC (“GIC”). Under the agreement, each of Arch Re Bermuda and GIC owns 50% of Gulf Re, which has commenced underwriting activities. Gulf Re will initially target the

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

six member states of the Gulf Cooperation Council, which include Bahrain, Kuwait, Oman, Qatar, Saudi Arabia and the United Arab Emirates. The joint venture will write a broad range of property and casualty reinsurance, including aviation, energy, commercial transportation, marine, engineered risks and property, on both a treaty and facultative basis. The initial total capital of the joint venture consists of $200.0 million, plus an additional $200.0 million to be funded equally by the Company and GIC depending on the joint venture’s business needs. The Company accounts for its investment in Gulf Re, shown as “Investment in joint venture,” using the equity method and records its equity in the operating results of Gulf Re on a quarter lag basis.

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

	September 30,	December 31,
	2008	2007

Assets used for collateral or guarantees	$640,844	$736,938
Deposits with U.S. regulatory authorities	256,940	251,586
Trust funds	139,120	133,238
Deposits with non-U.S. regulatory authorities	52,729	46,789
Total restricted assets	$1,089,633	$1,168,551

In addition, certain of the Company’s operating subsidiaries maintain assets in trust accounts as collateral for insurance and reinsurance transactions with affiliated companies. At September 30, 2008 and December 31, 2007, such amounts approximated $3.85 billion and $3.80 billion, respectively.

Net Investment Income

The components of net investment income were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Fixed maturities	$111,530	$101,917	$329,662	$302,488
Short-term investments	5,751	12,913	18,352	31,476
Other (1)	3,615	6,851	18,830	18,973
Gross investment income	120,896	121,681	366,844	352,937
Investment expenses	(3,874)	(3,217)	(10,509)	(10,503)
Net investment income	$117,022	$118,464	$356,335	$342,434

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

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”), with an immediate effective date, including prior periods for which financial statements have not been issued. FSP FAS 157-3 amends SFAS No. 157 to clarify the application of fair value in inactive markets and allows for the use of management’s internal assumptions about future cash flows with appropriately risk-adjusted discount rates when relevant observable market data does not exist. The objective of SFAS No. 157 has not changed and continues to be the determination of the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date. The adoption of FSP FAS 157-3 had no impact on the Company’s consolidated financial position and results of operations.

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

The Company reviews its securities measured at fair value and discusses the proper classification of such investments with investment advisors and others. Upon adoption of SFAS No. 157 and at September 30, 2008, the Company determined that Level 1 securities included highly liquid, recent issue U.S. Treasuries and certain of its short-term investments held in highly liquid money market-type funds where it believes that quoted prices are available in an active market.

Where the Company believes that quoted market prices are not available or that the market is not active, fair values are estimated by using quoted prices of securities with similar characteristics, pricing models or matrix pricing and are generally classified as Level 2 securities. The Company determined that Level 2 securities included corporate bonds, mortgage backed securities, municipal bonds, asset backed securities, certain U.S. government and government agencies, non-U.S. government securities, certain short-term securities and investments in mutual funds.

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

The following table presents the Company’s invested assets, categorized by the level within the SFAS No. 157 hierarchy in which the fair value measurements fall, at September 30, 2008:

		Fair Value Measurement Using:
	September 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2008	(Level 1)	(Level 2)	(Level 3)

Fixed maturities (1)	$8,446,390	$246,528	$8,193,475	$6,387
Short-term investments (1)	867,770	730,955	136,815	—
Other investments (2)	69,469	—	60,950	8,519
Total	$9,383,629	$977,483	$8,391,240	$14,906

(1)         In securities lending transactions, the Company receives collateral in excess of the fair value of the fixed maturities and short-term investments pledged under securities lending agreements. For purposes of this table, the Company has excluded the investment of collateral received of $933.8 million which is reflected as “investment of funds received under securities lending agreements, at fair value” and included the $905.5 million of “fixed maturities and short-term investments pledged under securities lending agreements, at fair value.”

(2)         Excludes the Company’s investment in Aeolus LP, which is accounted for using the equity method.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs for the 2008 third quarter and nine months ended September 30, 2008:

	Fair Value Measurements Using:
	Significant Unobservable Inputs (Level 3)
	Fixed Maturities	Other Investments	Total

Three Months Ended September 30, 2008:
Beginning balance at July 1, 2008	$6,479	$9,642	$16,121
Total gains or (losses) (realized/unrealized)
Included in earnings (1)	(92)	—	(92)
Included in other comprehensive income	—	(1,123)	(1,123)
Purchases, issuances and settlements	—	—	—
Transfers in and/or out of Level 3	—	—	—
Ending balance at September 30, 2008	$6,387	$8,519	$14,906

Nine Months Ended September 30, 2008:
Beginning balance at January 1, 2008	$3,752	$11,504	$15,256
Total gains or (losses) (realized/unrealized)
Included in earnings (1)	(168)	459	291
Included in other comprehensive income	—	(2,912)	(2,912)
Purchases, issuances and settlements	2,803	(532)	2,271
Transfers in and/or out of Level 3	—	—	—
Ending balance at September 30, 2008	$6,387	$8,519	$14,906

(1)         Losses on fixed maturities were recorded as a component of net investment income while gains on other investments were recorded in net realized gains.

The amount of total losses for the 2008 third quarter included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2008 was $0.1 million.  The amount of total gains for the nine months ended September 30, 2008 included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2008 was $0.3 million.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.      Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Basic earnings per common share:
Net income	$32,851	$206,206	$427,477	$617,073
Preferred dividends	(6,461)	(6,461)	(19,383)	(19,383)
Net income available to common shareholders	26,390	199,745	408,094	597,690
Divided by:
Weighted average common shares outstanding	60,109,932	69,561,789	62,790,514	71,980,194

Basic earnings per common share	$0.44	$2.87	$6.50	$8.30

Diluted earnings per common share:
Net income	$32,851	$206,206	$427,477	$617,073
Preferred dividends	(6,461)	(6,461)	(19,383)	(19,383)
Net income available to common shareholders	26,390	199,745	408,094	597,690
Divided by:
Weighted average common shares outstanding	60,109,932	69,561,789	62,790,514	71,980,194
Effect of dilutive securities:
Nonvested restricted shares	256,552	217,641	251,149	168,243
Stock options (1)	2,464,426	2,599,510	2,488,907	2,585,906
Weighted average common shares and common share equivalents outstanding – diluted	62,830,910	72,378,940	65,530,570	74,734,343

Diluted earnings per common share	$0.42	$2.76	$6.23	$8.00

(1)         Certain stock options were not included in the computation of diluted earnings per share where the exercise price of the stock options exceeded the average market price and would have been anti-dilutive or where, when applying the treasury stock method to in-the-money options, the sum of the proceeds, including unrecognized compensation, exceeded the average market price and would have been anti-dilutive. For the 2008 third quarter and nine months ended September 30, 2008, the number of stock options excluded were 0.6 million and 0.5 million, respectively. For the 2007 third quarter and nine months ended September 30, 2007, the number of stock options excluded were 0.3 million and 0.2 million, respectively.

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

The Company’s income tax provision resulted in an effective tax rate on income before income taxes of 2.6% for the nine months ended September 30, 2008, compared to 2.6% for the nine months ended September 30, 2007. The Company’s effective tax rate, which is based upon the expected annual effective tax rate, may fluctuate from period to period based on the relative mix of income reported by jurisdiction due primarily to the varying tax rates in each jurisdiction.

The United States also imposes an excise tax on insurance and reinsurance premiums paid to non-U.S. insurers or reinsurers with respect to risks located in the United States. The rates of tax, unless reduced by an applicable U.S. tax treaty, are four percent for non-life insurance premiums and one percent for life insurance and all reinsurance premiums. The Company incurs federal excise taxes on certain of its reinsurance transactions, including amounts ceded through intercompany transactions. For the 2008 third quarter and nine months ended September 30, 2008, the Company withheld and paid approximately $3.0 million and $10.2 million, respectively, of federal excise taxes, compared to $4.9 million and $11.5 million, respectively, for the 2007 third quarter and nine months ended September 30, 2007.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.      Transactions with Related Parties

The Company made an investment of $50.0 million in Aeolus LP (“Aeolus”) in 2006. Aeolus operates as an unrated reinsurance platform that provides property catastrophe protection to insurers and reinsurers on both an ultimate net loss and industry loss warranty basis. In return for its investment, included in “Other investments” on the Company’s balance sheet, the Company received an approximately 4.9% preferred interest in Aeolus and a pro rata share of certain founders’ interests. The Company made its investment in Aeolus on the same economic terms as a fund affiliated with Warburg Pincus, which has invested $350 million in Aeolus.  Funds affiliated with Warburg Pincus owned approximately 6.6% of the Company’s outstanding voting shares as of October 31, 2008. In addition, one of the founders of Aeolus is Peter Appel, former President and CEO and a former director of the Company.

10.    Contingencies Relating to the Sale of Prior Reinsurance Operations

On May 5, 2000, the Company sold the prior reinsurance operations of Arch Re U.S. pursuant to an agreement entered into as of January 10, 2000 with Folksamerica Reinsurance Company and Folksamerica Holding Company (collectively, “Folksamerica”). Folksamerica Reinsurance Company assumed Arch Re U.S.’s liabilities under the reinsurance agreements transferred in the asset sale and Arch Re U.S. transferred to Folksamerica Reinsurance Company assets estimated in an aggregate amount equal in book value to the book value of the liabilities assumed. The Folksamerica transaction was structured as a transfer and assumption agreement (and not reinsurance) and, accordingly, the loss reserves (and any related reinsurance recoverables) relating to the transferred business are not included as assets or liabilities on the Company’s balance sheet. Folksamerica assumed Arch Re U.S.’s rights and obligations under the reinsurance agreements transferred in the asset sale. The reinsureds under such agreements were notified that Folksamerica had assumed Arch Re U.S.’s obligations and that, unless the reinsureds object to the assumption, Arch Re U.S. will be released from its obligations to those reinsured. None of such reinsureds objected to the assumption. However, Arch Re U.S. will continue to be liable under those reinsurance agreements if the notice is found not to be an effective release by the reinsureds. Folksamerica has agreed to indemnify the Company for any losses arising out of the reinsurance agreements transferred to Folksamerica Reinsurance Company in the asset sale. However, in the event that Folksamerica refuses or is unable to perform its obligations to the Company, Arch Re U.S. may incur losses relating to the reinsurance agreements transferred in the asset sale. Folksamerica’s A.M. Best rating was “A-” (Excellent) at September 30, 2008.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

12.    Legal Proceedings

The Company, in common with the insurance industry in general, is subject to litigation and arbitration in the normal course of its business. As of September 30, 2008, the Company was not a party to any material litigation or arbitration other than as a part of the ordinary course of business in relation to claims and reinsurance recoverable matters, none of which is expected by management to have a significant adverse effect on the Company’s results of operations and financial condition and liquidity.

13.    Recent Accounting Pronouncements

In December 2007, the FASB issued Statement No. 141(R), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R replaces SFAS No. 141 and provides greater consistency in the accounting and financial reporting of business combinations. SFAS No. 141R requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed, establishes principles and requirements for how an acquirer recognizes and measures any non-controlling interest in the acquiree and the goodwill acquired, and requires the acquirer to disclose the nature and financial effect of the business combination. Among other changes, SFAS No. 141R also requires that “negative goodwill” be recognized in earnings as a gain attributable to the acquisition, that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred and that any deferred tax benefits resulted in a business combination are recognized in income from continuing operations in the period of the combination. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently assessing the impact that SFAS No. 141R may have on its consolidated financial position and results of operations.

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is currently assessing the effect SFAS No. 160 may have on its consolidated results of operations and financial position.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently assessing the impact that SFAS No. 161 will have on its consolidated financial position and results of operations.

14.    Subsequent Event

During October 2008, credit spreads have significantly widened, which has led to continued losses on the Company’s investment portfolio, specifically in fixed income securities and certain investments in funds accounted for using the equity method. Such losses could have a substantial negative impact on the Company’s results of operations and book value. There can be no assurances given as to the performance of the Company’s investment portfolio for the complete 2008 fourth quarter or any future period.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis contains forward-looking statements which involve inherent risks and uncertainties. All statements other than statements of historical fact are forward-looking statements. These statements are based on our current assessment of risks and uncertainties. Actual results may differ materially from those expressed or implied in these statements. Important factors that could cause actual events or results to differ materially from those indicated in such statements are discussed in this report, including the sections entitled “Cautionary Note Regarding Forward Looking Statements” and “Risk Factors,” and in our periodic reports filed with the Securities and Exchange Commission (“SEC”). For additional information regarding our business and operations, please also refer to our Annual Report on Form 10-K for the year ended December 31, 2007, including our audited consolidated financial statements and related notes and the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

GENERAL

Overview

Arch Capital Group Ltd. (“ACGL” and, together with its subsidiaries, “we” or “us”) is a Bermuda public limited liability company with over $3.9 billion in capital at September 30, 2008 and, through operations in Bermuda, the United States, Europe and Canada, writes insurance and reinsurance on a worldwide basis. While we are positioned to provide a full range of property and casualty insurance and reinsurance lines, we focus on writing specialty lines of insurance and reinsurance. It is our belief that our underwriting platform, our experienced management team and our strong capital base that is unencumbered by significant pre-2002 risks have enabled us to establish a strong presence in the insurance and reinsurance markets.

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

In general, market conditions improved during 2002 and 2003 in the insurance and reinsurance marketplace. This reflected improvement in pricing, terms and conditions following significant industry losses arising from the events of September 11, 2001, as well as the recognition that intense competition in the late 1990s led to inadequate pricing and overly broad terms, conditions and coverages. Such industry developments resulted in poor financial results and erosion of the industry’s capital base. Consequently, many established insurers and reinsurers reduced their participation in, or exited from, certain markets and, as a result, premium rates escalated in many lines of business. These developments provided relatively new insurers and reinsurers, like us, with an opportunity to provide needed underwriting capacity. Beginning in late 2003 and continuing through 2005, additional capacity emerged in many classes of business and, consequently, premium rate increases decelerated significantly and, in many classes of business, premium rates decreased. The weather-related catastrophic events that occurred in the second half of 2005 caused significant industry losses and led to a strengthening of rating agency capital requirements for catastrophe-exposed business. The 2005 events also resulted in substantial improvements in market conditions in property and certain marine lines of business and slowed declines in premium rates in other lines. During 2006 and 2007, excellent industry results led to a significant increase in capacity and, accordingly, competition intensified in 2007 and prices, in general, declined in all lines of business, including property. We increased our writings in property and certain marine lines of business in 2006, 2007 and 2008 in order to take advantage of improved market conditions and these lines represented a larger proportion of our overall book of business in 2006, 2007 and 2008 than in prior periods.

Current Outlook

During the 2008 third quarter, the financial markets have experienced significant adverse credit events and a loss of liquidity, which have reduced the amount and availability of capital in the insurance industry. In addition, certain of our competitors have experienced significant financial difficulties. We believe that the impacts of such events, along with the recent catastrophic activity, have begun to affect market conditions positively and may lead to rate strengthening in a number of specialty lines. However, the current economic conditions could have a material impact on the frequency and severity of claims and therefore could negatively impact our underwriting returns. In addition, volatility in the financial markets could continue to significantly affect our investment returns, reported results and shareholders equity. We consider the potential impact of economic trends in the estimation process for establishing unpaid losses and LAE and in determining our investment strategies.

We continue to believe that the most attractive area from a pricing point of view remains catastrophe-related property business. We expect that our writings in property and marine lines of business will continue to represent a significant proportion of our overall book of business in future periods and may represent a larger proportion of our overall book of business in future periods, which could increase the volatility of our results of operations. We seek to limit the probable maximum pre-tax loss to a specific level for severe catastrophic events. Currently, we generally seek to limit the probable maximum pre-tax loss to approximately 25% of total shareholders’ equity for a severe catastrophic event in any geographic zone that could be expected to occur once in every 250 years, although we reserve the right to change this threshold at any time. In October 2008, the probable maximum pre-tax loss for a catastrophic event in any geographic zone arising from a 1-in-250 year event was approximately $820 million, compared to $815 million in July 2008. There can be no assurances that we will not suffer pre-tax losses greater than 25% of our total shareholders’ equity from one or more catastrophic events due to several factors, including the inherent uncertainties in estimating the frequency and severity of such events and the margin of error in making such determinations resulting from potential inaccuracies and inadequacies in the data provided by clients and brokers, the modeling techniques and the application of such techniques or as a result of a decision to change the percentage of shareholders’ equity exposed to a single catastrophic event. See “Risk Factors—Risk Relating to Our Industry” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Natural and Man-Made Catastrophic Events” contained in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2008 and 2007

The following table sets forth net income available to common shareholders and earnings per common share data:

	Three Months Ended
	September 30,
	2008	2007
Net income available to common shareholders	$26,390	$199,745
Diluted net income per common share	$0.42	$2.76
Diluted weighted average common shares and common share equivalents outstanding	62,830,910	72,378,940

Net income available to common shareholders was $26.4 million for the 2008 third quarter, compared to $199.7 million for the 2007 third quarter. The decrease in net income was primarily due to a decrease in underwriting income from our insurance and reinsurance operations as discussed in “—Segment Information” below and net realized losses on our investment portfolio.

In the 2008 third quarter, we recorded estimated after-tax net losses of $133.0 million, or $2.12 per share, related to Hurricanes Gustav and Ike, after reinsurance recoveries and net of reinstatement premiums. Such estimates were based on currently available information derived from modeling techniques, industry assessments of exposure, preliminary claims information obtained from our clients and brokers and a review of our in-force contracts. Actual losses from these events may vary materially from our estimates due to the inherent uncertainties in making such determinations resulting from several factors, including the preliminary nature of the available information, the potential inaccuracies and inadequacies in the data provided by clients and brokers, the modeling techniques and the application of such techniques, the contingent nature of business interruption exposures, the effects of any resultant demand surge on claims activity and attendant coverage issues. In particular, the models used for offshore energy risks are relatively new and may be subject to even greater variability. In addition, actual losses may increase if our reinsurers fail to meet their obligations to us or the reinsurance protections purchased by us are exhausted or are otherwise unavailable.

Our net income available to common shareholders for the 2008 third quarter represented a 3.1% annualized return on average common equity, compared to 23.1% for the 2007 third quarter. For purposes of computing return on average common equity, average common equity has been calculated as the average of common shareholders’ equity outstanding at the beginning and ending of each period.

Diluted weighted average common shares and common share equivalents outstanding, used in the calculation of net income per common share, were 62.8 million in the 2008 third quarter, compared to 72.4 million in the 2007 third quarter. The lower level of weighted average shares outstanding in the 2008 third quarter was primarily due to the impact of share repurchases. As a result of the share repurchase transactions to date, weighted average shares outstanding for the 2008 third quarter were reduced by 14.9 million shares, compared to 4.9 million shares for the 2007 third quarter.

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

Insurance Segment

The following table sets forth our insurance segment’s underwriting results:

	Three Months Ended
	September 30,
	2008	2007

Gross premiums written	$678,338	$722,688
Net premiums written	466,115	460,019

Net premiums earned	$441,049	$429,584
Fee income	872	1,036
Losses and loss adjustment expenses	(337,456)	(273,896)
Acquisition expenses	(62,752)	(52,880)
Other operating expenses	(71,861)	(68,548)
Underwriting (loss) income	$(30,148)	$35,296

Underwriting Ratios
Loss ratio	76.5%	63.8%
Acquisition expense ratio (1)	14.0%	12.1%
Other operating expense ratio	16.3%	16.0%
Combined ratio	106.8%	91.9%

(1)          The acquisition expense ratio is adjusted to include certain fee income.

The insurance segment incurred an underwriting loss of $30.1 million and a combined ratio of 106.8% for the 2008 third quarter, compared to underwriting income of $35.3 million and a combined ratio of 91.9% for the 2007 third quarter. In the 2008 third quarter, the insurance segment incurred estimated pre-tax net losses, after reinsurance and net of reinstatement premiums, related to Hurricanes Gustav and Ike of $40.9 million. Before reinsurance, such estimated losses were $75.8 million. The components of the insurance segment’s underwriting income are discussed below.

Premiums Written.  Gross premiums written by the insurance segment in the 2008 third quarter were 6.1% lower than in the 2007 third quarter, with reductions in casualty, property and professional liability exposures as the insurance segment maintained underwriting discipline in response to the current market environment. Net premiums written were 1.3% higher than in the 2007 third quarter, with the increase due to $10.9 million of premium adjustments recorded in the 2008 third quarter related to involuntary pools ($10.5 million on an earned basis). For information regarding net premiums written produced by major line of business and geographic location, refer to note 4, “Segment Information,” of the notes accompanying our consolidated financial statements.

Net Premiums Earned.  Net premiums earned by the insurance segment in the 2008 third quarter were 2.7% higher than in the 2007 third quarter, and reflect changes in net premiums written over the previous five quarters, including the mix and type of business written.

Losses and Loss Adjustment Expenses.  The insurance segment’s loss ratio was 76.5% in the 2008 third quarter, compared to 63.8% in the 2007 third quarter. The 2008 third quarter loss ratio reflected approximately 8.3 points related to catastrophic activity, primarily related to Hurricanes Gustav and Ike, while the 2007 third quarter loss ratio did not include any significant losses from catastrophic events. The 2008 third quarter loss ratio also reflected a 3.0 point reduction related to estimated net favorable development in prior year loss reserves, compared to 1.9 points of estimated net favorable development in prior year loss reserves in the 2007 third quarter. The estimated net favorable development in the 2008 third quarter was primarily in medium-tail and longer-tail lines and resulted from better than expected claims emergence. The insurance segment’s loss ratio in the 2008 third quarter also reflected an increase in expected loss ratios across a number of lines of business primarily due to rate changes and changes in the mix of business. In addition, the 2008 third quarter included a higher level of large, specific risk loss activity than the 2007 third quarter.

The insurance segment has in effect a reinsurance program which provides coverage for certain property-catastrophe related losses occurring during 2008 equal to a maximum of 70% of the first $275 million in excess of a $75 million retention per occurrence. The insurance segment had in effect during 2007 a reinsurance program which provided coverage equal to a maximum of 88% of the first $325 million in excess of a $75 million retention per occurrence for certain property catastrophe-related losses occurring during 2007.

Underwriting Expenses.  The insurance segment’s underwriting expense ratio was 30.3% in the 2008 third quarter, compared to 28.1% in the 2007 third quarter. The acquisition expense ratio was 14.0% for the 2008 third quarter, compared to 12.1% for the 2007 third quarter. The acquisition expense ratio is influenced by, among other things, (1) the amount of ceding commissions received from unaffiliated reinsurers, (2) the amount of business written on a surplus lines (non-admitted) basis and (3) mix of business. The acquisition expense ratio for the 2008 third quarter included 1.7 points related to favorable prior year loss development, compared to 0.2 points in the 2007 third quarter. In addition, the 2008 third quarter acquisition expense ratio reflects changes in the form of reinsurance ceded and the mix of business. The insurance segment’s other operating expense ratio was 16.3% for the 2008 third quarter, compared to 16.0% in the 2007 third quarter. Operating expenses in the 2008 third quarter included $5.7 million of costs related to workforce reductions and the relocation of certain of the insurance segment’s U.S. operations. Such actions were undertaken as part of an expense management plan, which includes office relocation, personnel and other expense saving initiatives, the implementation of which began in response to market conditions. In addition, operating expenses related to the involuntary pool adjustment noted above contributed 0.3 points to the 2008 third quarter operating expense ratio.

Reinsurance Segment

The following table sets forth our reinsurance segment’s underwriting results:

	Three Months Ended
	September 30,
	2008	2007

Gross premiums written	$228,593	$286,272
Net premiums written	226,577	234,611

Net premiums earned	$291,982	$305,945
Fee income	72	574
Losses and loss adjustment expenses	(211,430)	(128,799)
Acquisition expenses	(70,661)	(78,544)
Other operating expenses	(18,331)	(22,153)
Underwriting (loss) income	$(8,368)	$77,023

Underwriting Ratios
Loss ratio	72.4%	42.1%
Acquisition expense ratio	24.2%	25.7%
Other operating expense ratio	6.3%	7.2%
Combined ratio	102.9%	75.0%

The reinsurance segment incurred an underwriting loss of $8.4 million and a combined ratio of 102.9% for the 2008 third quarter, compared to underwriting income of $77.0 million and a combined ratio of 75.0% for the 2007 third quarter. In the 2008 third quarter, the reinsurance segment incurred estimated pre-tax net losses, after reinsurance and net of reinstatement premiums, related to Hurricanes Gustav and Ike of $95.9 million. Before reinsurance, such estimated losses were $108.6 million. The components of the reinsurance segment’s underwriting income are discussed below.

Premiums Written.  Gross premiums written by the reinsurance segment in the 2008 third quarter were 20.1% lower than in the 2007 third quarter, with reductions in all treaty lines of business. Commencing in 2006, the reinsurance segment’s Bermuda-based reinsurer, Arch Reinsurance Ltd. (“Arch Re Bermuda”), ceded certain lines of property and marine premiums written under a quota share reinsurance treaty (the “Treaty”) to Flatiron Re Ltd. Under the Treaty, Flatiron Re Ltd. assumed a 45% quota share of certain lines of property and marine business underwritten by Arch Re Bermuda for the 2006 and 2007 underwriting years (the percentage ceded was increased from 45% to 70% of covered business bound from June 28, 2006 until August 15, 2006 provided such business did not incept beyond September 30, 2006). On December 31, 2007, the Treaty expired by its terms. For its January 1, 2008 renewals, Arch Re Bermuda adjusted its book of business in light of the expiration of the Treaty. Other reductions in the reinsurance segment’s book of business resulted from continued competition which led to non-renewals or lower shares written.

Ceded premiums written by the reinsurance segment were 0.9% of gross premiums written for the 2008 third quarter, compared to 18.0% for the 2007 third quarter. In the 2008 third quarter, Arch Re Bermuda ceded a minimal amount of premiums written to Flatiron Re Ltd., compared to $51.4 million, or 18.0%, in the 2007 third quarter, with the lower level due to the expiration of the Treaty. On an earned basis, Arch Re Bermuda ceded $26.1 million to Flatiron Re Ltd. in the 2008 third quarter, compared to $68.0 million in the 2007 third quarter. Commission income from the Treaty (in excess of the reimbursement of direct acquisition expenses) reduced the reinsurance segment’s acquisition expense ratio by 1.1 points in the 2008 third quarter, compared to 2.6 points in the 2007 third quarter. At September 30, 2008, $35.3 million of premiums ceded to Flatiron Re Ltd. were unearned. The attendant premiums earned, losses incurred and acquisition expenses will primarily be reflected in the reinsurance segment’s results during the next three quarters.

Net premiums written by the reinsurance segment in the 2008 third quarter were 3.4% lower than in the 2007 third quarter and included $4.4 million of reinstatement premiums related to Hurricanes Gustav and Ike. For information regarding net premiums written produced by major line of business and geographic location, refer to note 4, “Segment Information,” of the notes accompanying our consolidated financial statements.

Net Premiums Earned.  Net premiums earned by the reinsurance segment in the 2008 third quarter were 4.6% lower than in the 2007 third quarter. The decrease in net premiums earned in the 2008 third quarter primarily resulted from changes in net premiums written over the previous five quarters, including the mix and type of business written.

Losses and Loss Adjustment Expenses.  The reinsurance segment’s loss ratio was 72.4% in the 2008 third quarter, compared to 42.1% for the 2007 third quarter. The 2008 third quarter loss ratio reflected approximately 36.3 points of catastrophic activity, primarily related to Hurricanes Gustav and Ike, while the 2007 third quarter loss ratio reflected approximately 6.5 points of catastrophic activity. The loss ratio for the 2008 third quarter also reflected an 18.7 point reduction related to estimated net favorable development in prior year loss reserves, compared to a 17.9 point reduction in the 2007 third quarter. The estimated net favorable development in the 2008 third quarter was primarily in short-tail lines and resulted from better than anticipated claims emergence. The reinsurance segment’s loss ratio in the 2008 third quarter also reflected an increase in expected loss ratios across a number of lines of business primarily due to rate changes and changes in the mix of business.

For its January 1 renewals, Arch Re Bermuda adjusted its book of business in light of the expiration of the Treaty with Flatiron Re Ltd. While our reinsurance operations may purchase industry loss warranty contracts and other reinsurance which is intended to limit their exposure, the expiration of the Treaty increases the level of risk retained by our reinsurance operations and, as a result, may increase the volatility of our results of operations in future periods.

Underwriting Expenses.  The underwriting expense ratio for the reinsurance segment was 30.5% in the 2008 third quarter, compared to 32.9% in the 2007 third quarter. The acquisition expense ratio for the 2008 third quarter was 24.2%, compared to 25.7% for the 2007 third quarter. The acquisition expense ratio for the 2008 third quarter included 1.7 points related to favorable prior year loss development, compared to 4.1 points in the 2007 third quarter. In addition, the acquisition expense ratio is influenced by, among other things, the mix and type of business written and earned and the level of ceding commission income. The reinsurance segment’s other operating expense ratio was 6.3% for the 2008 third quarter, compared to 7.2% for the 2007 third quarter. The decrease in the operating expense ratio primarily related to a higher level of premium volume in the reinsurance segment’s property facultative operations for the 2008 third quarter, and included a one-time benefit from a higher level of deferred acquisition costs.

Net Investment Income

Net investment income for the 2008 third quarter was $117.0 million, compared to $118.5 million for the 2007 third quarter. The comparability of net investment income during the 2008 and 2007 third quarters was influenced by our share repurchase program. The pre-tax investment income yield was 4.74% for the 2008 third quarter, compared to 5.06% for the 2007 third quarter. The pre-tax investment income yields were calculated based on amortized cost. Yields on future investment income may vary based on financial market conditions, investment allocation decisions and other factors.

Net Realized Gains or Losses

Following is a summary of net realized gains (losses):

	Three Months Ended
	September 30,
	2008	2007

Fixed maturities	$(105,403)	$23,534
Other investments	(12,426)	(2,234)
Other (1)	12,295	(7,153)
Net realized (losses) gains	$(105,534)	$14,147

(1) Primarily consists of net realized gains or losses related to investment-related derivatives and foreign currency forward contracts.

Currently, our portfolio is actively managed to maximize total return within certain guidelines. In assessing returns under this approach, we include net investment income, net realized gains and losses and the change in unrealized gains and losses generated by our investment portfolio. The effect of financial market movements on the investment portfolio will directly impact net realized gains and losses as the portfolio is adjusted and rebalanced. Total return on our portfolio under management, as reported to us by our investment advisors, for the 2008 third quarter was a negative 2.69%, compared to a positive 2.64% for the 2007 third quarter.

For the 2008 third quarter, net realized losses on our fixed maturities included a provision for declines in the market value of investments held in our available for sale portfolio which were considered to be other-than-temporary of $75.3 million based on a review performed. Such amounts included $22.8 million of write downs on our holdings in fixed income securities issued by Lehman Brothers Holdings Inc. For the 2007 third quarter, net realized gains on our fixed maturities included a provision for declines in the market value of investments held in our available for sale portfolio which were considered to be other-than-temporary of $0.6 million based on a review performed. For the 2008 and 2007 third quarters, the balance of net realized gains or losses on our fixed maturities resulted from the sale of securities following our decisions to reduce credit exposure, changes in duration targets and sales related to rebalancing the portfolio. For the 2008 third quarter, we recorded provisions for declines in the market value of our other investments which were considered to be other-than-temporary of $7.2 million based on a review performed.

Equity in Net Income (Loss) of Investment Funds Accounted for Using the Equity Method

Our investment portfolio includes certain funds that invest in fixed maturity securities which, due to the ownership structure of the funds, are accounted for by us using the equity method. In applying the equity method, these investments are initially recorded at cost and are subsequently adjusted based on our proportionate share of the net income or loss of the funds (which include changes in the market value of the underlying securities in the funds). Fluctuations in the carrying value of the investment funds accounted for using the equity method may increase the volatility of our reported results of operations. We recorded $1.7 million of equity in net loss of investment funds accounted for using the equity method in the 2008 third quarter, compared to $5.3 million of equity in net loss for the 2007 third quarter. Investment funds accounted for using the equity method totaled $384.1 million at September 30, 2008, compared to $351.9 million at June 30, 2008 and $236.0 million at December 31, 2007.

Other Expenses

Other expenses, which are included in our other operating expenses and part of corporate and other (non-underwriting), were $5.5 million for the 2008 third quarter, compared to $4.8 million for the 2007 third quarter. Such amounts primarily represent certain holding company costs necessary to support our worldwide insurance and reinsurance operations, share based compensation expense and costs associated with operating as a publicly traded company.

Net Foreign Exchange Gains or Losses

Net foreign exchange gains for the 2008 third quarter of $68.4 million consisted of net unrealized gains of $66.7 million and net realized gains of $1.7 million, compared to net foreign exchange losses for the 2007 third quarter of $23.7 million, which consisted of net unrealized losses of $22.5 million and net realized losses of $1.2 million. Net unrealized foreign exchange gains or losses result from the effects of revaluing our net insurance liabilities required to be settled in foreign currencies at each balance sheet date. We hold investments in foreign currencies which are intended to mitigate our exposure to foreign currency fluctuations in our net insurance liabilities. However, changes in the value of such investments due to foreign currency rate movements are reflected as a direct increase or decrease to shareholders’ equity, as part of the “Change in unrealized appreciation (decline) in value of investments, net of deferred income tax” in accumulated other comprehensive income, and not in the statement of income.

Nine Months Ended September 30, 2008 and 2007

The following table sets forth net income available to common shareholders and earnings per common share data:

	Nine Months Ended
	September 30,
	2008	2007

Net income available to common shareholders	$408,094	$597,690
Diluted net income per common share	$6.23	$8.00
Diluted weighted average common shares and common share equivalents outstanding	65,530,570	74,734,343

Net income available to common shareholders was $408.1 million for the 2008 period, compared to $597.7 million for the 2007 period. The decrease in net income was primarily due to a decrease in underwriting income from our insurance and reinsurance operations, as discussed in “—Segment Information” below and net realized losses on our investment portfolio in the 2008 period. Underwriting results for the 2008 period reflect estimated after-tax net losses of $133.0 million, or $2.12 per share, related to Hurricanes Gustav and Ike, after reinsurance recoveries and net of reinstatement premiums. Our net income available to common shareholders for the 2008 period represented a 15.8% annualized return on average common equity, compared to 23.4% for the 2007 period. For purposes of computing return on average common equity, average common equity has been calculated as the average of common shareholders’ equity outstanding at the beginning and ending of each period.

Diluted weighted average common shares and common share equivalents outstanding, used in the calculation of net income per common share, were 65.5 million in the 2008 period, compared to 74.7 million in the 2007 period. The lower level of weighted average shares outstanding in the 2008 period was primarily due to the impact of share repurchases. As a result of the share repurchase transactions to date, weighted average shares outstanding for the 2008 period were reduced by 12.1 million shares, compared to 2.3 million shares for the 2007 period.

Segment Information

Insurance Segment

The following table sets forth our insurance segment’s underwriting results:

	Nine Months Ended
	September 30,
	2008	2007

Gross premiums written	$1,926,349	$2,068,623
Net premiums written	1,290,380	1,340,191

Net premiums earned	$1,276,734	$1,275,991
Fee income	2,634	3,737
Losses and loss adjustment expenses	(887,392)	(805,876)
Acquisition expenses	(170,041)	(147,107)
Other operating expenses	(217,064)	(207,711)
Underwriting income	$4,871	$119,034

Underwriting Ratios
Loss ratio	69.5%	63.2%
Acquisition expense ratio (1)	13.1%	11.3%
Other operating expense ratio	17.0%	16.3%
Combined ratio	99.6%	90.8%

(1)          The acquisition expense ratio is adjusted to include certain fee income.

The insurance segment’s underwriting income was $4.9 million for the 2008 period, compared to $119.0 million for the 2007 period. The combined ratio for the insurance segment was 99.6% for the 2008 period, compared to 90.8% for the 2007 period. Results for the 2008 period included estimated pre-tax net losses, after reinsurance and net of reinstatement premiums, related to Hurricanes Gustav and Ike of $40.9 million. The components of the insurance segment’s underwriting income are discussed below.

Premiums Written.  Gross premiums written by the insurance segment in the 2008 period were 6.9% lower than in the 2007 period, while net premiums written were 3.7% lower as the insurance segment maintained underwriting discipline in response to the current rate environment. The decrease in net premiums written in the

2008 period was primarily driven by a lower level of U.S. specialty casualty business, primarily due to the decline in U.S. residential construction project activity. Other contributors to the decrease in the 2008 period were reductions in healthcare business in response to competition and the current rate environment and an increase in the use of reinsurance on surety business. For information regarding net premiums written produced by major line of business and geographic location, refer to note 4, “Segment Information,” of the notes accompanying our consolidated financial statements.

Net Premiums Earned.  Net premiums earned by the insurance segment in the 2008 period were flat compared to the 2007 period, and reflect changes in net premiums written over the previous five quarters, including the mix and type of business written.

Losses and Loss Adjustment Expenses.  The insurance segment’s loss ratio was 69.5% for the 2008 period, compared to 63.2% for the 2007 period. The 2008 period loss ratio reflected approximately 5.0 points of catastrophic activity, while the 2007 period did not include significant catastrophic activity. The 2008 period loss ratio also reflected a 3.3 point reduction related to estimated net favorable development in prior year loss reserves, compared to 0.5 points in the 2007 period. The estimated net favorable development in the 2008 period was primarily in medium-tail and longer-tail lines and resulted from better than expected claims emergence. The insurance segment’s loss ratio in the 2008 period also reflected an increase in expected loss ratios across a number of lines of business primarily due to rate changes and changes in the mix of business.

Underwriting Expenses.  The underwriting expense ratio for the insurance segment was 30.1% in the 2008 period, compared to 27.6% in the 2007 period. The acquisition expense ratio was 13.1% for the 2008 period, compared to 11.3% for the 2007 period. The acquisition expense ratio is influenced by, among other things, (1) the amount of ceding commissions received from unaffiliated reinsurers and (2) the amount of business written on a surplus lines (non-admitted) basis. The acquisition expense ratio in the 2008 period reflects changes in the form of reinsurance ceded and the mix of business. In addition, the acquisition expense ratio for the 2008 period included 0.9 points related to favorable prior year loss development, compared to 0.4 points in the 2007 period. The insurance segment’s other operating expense ratio was 17.0% for the 2008 period, compared to 16.3% for the 2007 period. Operating expenses in the 2008 period included approximately $7.3 million, or 0.6 points, of costs related to workforce reductions and the relocation of certain of the insurance segment’s U.S. operations. Such actions were undertaken as part of an expense management plan, which includes office relocation, personnel and other expense saving initiatives, the implementation of which began in response to market conditions.

Reinsurance Segment

The following table sets forth our reinsurance segment’s underwriting results:

	Nine Months Ended
	September 30,
	2008	2007

Gross premiums written	$935,738	$1,272,274
Net premiums written	899,772	984,079

Net premiums earned	$870,206	$956,443
Fee income	616	1,933
Losses and loss adjustment expenses	(470,536)	(442,543)
Acquisition expenses	(197,237)	(221,722)
Other operating expenses	(56,660)	(55,933)
Underwriting income	$146,389	$238,178

Underwriting Ratios
Loss ratio	54.1%	46.3%
Acquisition expense ratio	22.7%	23.2%
Other operating expense ratio	6.5%	5.8%
Combined ratio	83.3%	75.3%

The reinsurance segment’s underwriting income was $146.4 million for the 2008 period, compared to $238.2 million for the 2007 period. The combined ratio for the reinsurance segment was 83.3% for the 2008 period, compared to 75.3% for the 2007 period. Results for the 2008 period included estimated pre-tax net losses, after reinsurance and net of reinstatement premiums, related to Hurricanes Gustav and Ike of $95.9 million. The components of the reinsurance segment’s underwriting income are discussed below.

Premiums Written.  Gross premiums written by the reinsurance segment in the 2008 period were 26.5% lower than in the 2007 period, with reductions in all treaty lines of business. For its January 1, 2008 renewals, Arch Re Bermuda adjusted its book of business in light of the expiration of the Treaty with Flatiron Re Ltd. In addition, gross and net premiums written for the 2007 period included $64.0 million and $35.2 million, respectively, of property catastrophe business on a contract written with a two-year term while the 2008 period did not include any comparable contracts. Other reductions in the reinsurance segment’s book of business resulted from continued competition which led to non-renewals or lower shares written.

Ceded premiums written by the reinsurance segment were 3.8% of gross premiums written for the 2008 period, compared to 22.7% for the 2007 period. In the 2008 period, Arch Re Bermuda ceded $21.1 million, or 2.3% of gross premiums written, of certain lines of property and marine premiums written under the Treaty to Flatiron Re Ltd., compared to $276.2 million, or 21.7%, in the 2007 period, with the lower level due to the expiration of the Treaty. On an earned basis, Arch Re Bermuda ceded $130.8 million to Flatiron Re Ltd. in the 2008 period, compared to $206.5 million in the 2007 period. Commission income from the Treaty (in excess of the reimbursement of direct acquisition expenses) reduced the reinsurance segment’s acquisition expense ratio by 2.3 points in the 2008 period, compared to 2.8 points in the 2007 period.

Net premiums written by the reinsurance segment in the 2008 period were 8.6% lower than in the 2007 period. For information regarding net premiums written produced by major line of business and geographic location, refer to note 4, “Segment Information,” of the notes accompanying our consolidated financial statements.

Net Premiums Earned.  Net premiums earned by the reinsurance segment in the 2008 period were 9.0% lower than in the 2007 period. The decrease in net premiums earned in the 2008 period primarily resulted from changes in net premiums written over the previous five quarters, including the mix and type of business written.

Losses and Loss Adjustment Expenses.  The reinsurance segment’s loss ratio was 54.1% in the 2008 period, compared to 46.3% for the 2007 period.  The 2008 period loss ratio reflected approximately 14.8 points of catastrophic activity, primarily related to Hurricanes Gustav and Ike, while the 2007 period loss ratio reflected approximately 5.0 points of catastrophic activity. The loss ratio for the 2008 period also reflected a 16.6 point reduction related to estimated net favorable development in prior year loss reserves, compared to a 14.6 point reduction in the 2007 period. The estimated net favorable development in the 2008 period was primarily in short-tail lines and resulted from better than anticipated loss emergence. The reinsurance segment’s loss ratio in the 2008 period also reflected an increase in expected loss ratios across a number of lines of business and changes in the mix of business.

Underwriting Expenses.  The underwriting expense ratio for the reinsurance segment was 29.2% in the 2008 period, compared to 29.0% in the 2007 period. The acquisition expense ratio for the 2008 period was 22.7%, compared to 23.2% for the 2007 period. The acquisition expense ratio for the 2008 period included 1.0 point related to favorable prior year loss development, compared to 1.6 points in the 2007 period. In addition, the acquisition expense ratio is influenced by, among other things, the mix and type of business written and earned and the level of ceding commission income. The reinsurance segment’s other operating expense ratio was 6.5% for the 2008 period, compared to 5.8% for the 2007 period. The higher ratio in the 2008 period primarily resulted from a lower level of net premiums earned.

Net Investment Income

Net investment income for the 2008 period was $356.3 million, compared to $342.4 million for the 2007 period. The increase in net investment income in the 2008 period primarily resulted from a higher level of average invested assets. The pre-tax investment income yield was 4.80% for the 2008 period, compared to 4.94% for the 2007 period. The pre-tax investment income yields were calculated based on amortized cost.

Net Realized Gains or Losses

Following is a summary of net realized gains (losses):

	Nine Months Ended
	September 30,
	2008	2007

Fixed maturities	$(56,725)	$13,407
Other investments	(17,707)	(95)
Other (1)	(7,796)	(3,903)
Net realized (losses) gains	$(82,228)	$9,409

(1) Primarily consists of net realized gains or losses related to investment-related derivatives and foreign currency forward contracts.

Total return on our portfolio under management, as reported to us by our investment advisors, for the 2008 period was a negative 1.86%, compared to a positive 4.42% for the 2007 period. For the 2008 period, net realized losses on our fixed maturities included a provision for declines in the market value of investments held in our available for sale portfolio which were considered to be other-than-temporary of $98.7 million based on reviews performed during the period. Such amounts included $22.8 million of write downs on our holdings in fixed income securities issued by Lehman Brothers Holdings Inc. For the 2007 period, net realized gains on our fixed maturities included a provision for declines in the market value of investments held in our available for sale portfolio which were considered to be other-than-temporary of $8.4 million based on reviews performed during the period. For the 2008 and 2007 periods, the balance of net realized gains or losses on our fixed maturities resulted from the sale of securities following our decisions to reduce credit exposure, changes in duration targets and sales related to rebalancing the portfolio. For the 2008 period, we recorded provisions for declines in the market value of our other investments which were considered to be other-than-temporary of $7.4 million based on a review performed.

Equity in Net Income (Loss) of Investment Funds Accounted for Using the Equity Method

Our investment portfolio includes certain funds that invest in fixed maturity securities which, due to the ownership structure of the funds, are accounted for by us using the equity method. In applying the equity method, these investments are initially recorded at cost and are subsequently adjusted based on our proportionate share of the net income or loss of the funds (which include changes in the market value of the underlying securities in the funds). Fluctuations in the carrying value of the investment funds accounted for using the equity method may increase the volatility of our reported results of operations. We recorded $4.5 million of equity in net loss of investment funds accounted for using the equity method in the 2008 period, compared to equity in net income of $0.7 million in the 2007 period.

Other Expenses

Other expenses, which are included in our other operating expenses and part of corporate and other (non-underwriting), were $21.7 million for the 2008 period, compared to $23.2 million for the 2007 period. Such amounts primarily represent certain holding company costs necessary to support our worldwide insurance and reinsurance operations, share based compensation expense and costs associated with operating as a publicly traded company.

Net Foreign Exchange Gains or Losses

Net foreign exchange gains for the 2008 period of $45.1 million consisted of net unrealized gains of $45.5 million and net realized losses of $0.4 million, compared to net foreign exchange losses for the 2007 period of $39.8 million, which consisted of net unrealized losses of $45.6 million and net realized gains of $5.8 million.

Income Taxes

The effective tax rate on income before income taxes was approximately 2.6% for the 2008 and 2007 periods. Our effective tax rates may fluctuate from period to period based on the relative mix of income reported by jurisdiction primarily due to the varying tax rates in each jurisdiction. Our quarterly tax provision is adjusted to reflect changes in our expected annual effective tax rates, if any. In addition, our Bermuda-based reinsurer incurs federal excise taxes for premiums assumed on U.S. risks. Such expenses are included in our acquisition expenses.

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

On a consolidated basis, our aggregate investable assets totaled $10.14 billion at September 30, 2008, compared to $10.12 billion at December 31, 2007, as detailed in the table below:

	September 30,	December 31,
	2008	2007

Fixed maturities available for sale, at fair value	$7,544,831	$7,137,998
Fixed maturities pledged under securities lending agreements, at fair value (1)	901,559	1,462,826
Total fixed maturities	8,446,390	8,600,824
Short-term investments available for sale, at fair value	863,783	699,036
Short-term investments pledged under securities lending agreements, at fair value (1)	3,987	219
Cash	239,097	239,915
Other investments	142,146	353,694
Investment funds accounted for using the equity method	384,139	235,975
Investment in joint venture	98,951	—
Total cash and investments (1)	10,178,493	10,129,663
Securities transactions entered into but not settled at the balance sheet date	(39,117)	(5,796)
Total investable assets	$10,139,376	$10,123,867

(1) In our securities lending transactions, we receive collateral in excess of the fair value of the fixed maturities and short-term investments pledged under securities lending agreements. For purposes of this table, we have excluded the investment of collateral received at September 30, 2008 and December 31, 2007 of $933.8 million and $1.5 billion, respectively, which is reflected as “investment of funds received under securities lending agreements, at fair value” and included the $905.5 million and $1.46 billion, respectively, of “fixed maturities and short-term investments pledged under securities lending agreements, at fair value.”

At September 30, 2008, our fixed income portfolio, which includes fixed maturity securities and short-term investments, had a “AA+” average Standard & Poor’s quality rating, an average effective duration of 3.44 years, and an average yield to maturity (imbedded book yield), before investment expenses, of 4.74%. At December 31, 2007, our fixed income portfolio had a “AA+” average Standard & Poor’s quality rating, an average effective duration of 3.29 years, and an average yield to maturity (imbedded book yield), before investment expenses, of 5.03%. At September 30, 2008, approximately $5.09 billion, or 50.2%, of our total investments and cash was internally managed, compared to $4.61 billion, or 45.5%, at December 31, 2007.

As a result of recent financial market disruption, which has included a lack of liquidity in the credit markets and a widening of credit spreads on fixed maturities, the fair value of our investment portfolio is generally lower than in prior periods. The distribution of our fixed maturities and fixed maturities pledged under securities lending agreements by type is shown below:

	September 30, 2008		December 31, 2007
	Estimated Fair Value	Net Unrealized Gains (Losses)	Estimated Fair Value	Net Unrealized Gains (Losses)

September 30, 2008:
Corporate bonds	$2,047,925	$(137,381)	$2,452,527	$29,302
Mortgage backed securities	1,562,880	(76,813)	1,234,596	10,124
Commercial mortgage backed securities	1,217,610	(19,645)	1,315,680	16,781
U.S. government and government agencies	1,116,819	2,410	1,165,423	21,151
Municipal bonds	1,107,966	(14,662)	990,325	13,018
Asset backed securities	1,026,118	(34,319)	1,008,030	5,478
Non-U.S. government securities	367,072	(1,876)	434,243	24,976
Total	$8,446,390	$(282,286)	$8,600,824	$120,830

During the 2008 third quarter, pre-tax net realized losses on our investment portfolio were $105.5 million, which reflected $82.5 million of other-than-temporary impairment charges, including $22.8 million of write downs on our holdings in fixed income securities issued by Lehman Brothers Holdings Inc. We recorded approximately $200 million of unrealized losses on our investment portfolio during the 2008 third quarter, excluding foreign exchange, which was primarily attributable to wider credit spreads and not to issue-specific credit events in the period. In addition, we recorded approximately $70 million of unrealized losses on investments held in foreign currencies due to strengthening of the U.S. Dollar, which was largely offset by net foreign exchange gains on our monetary assets and liabilities through the income statement.

During October 2008, credit spreads have significantly widened, which has led to continued losses on the Company’s investment portfolio, specifically in fixed income securities and certain investments in funds accounted for using the equity method. There can be no assurances given as to the performance of the Company’s investment portfolio for the complete 2008 fourth quarter or any future period.

The credit quality distribution of our fixed maturities and fixed maturities pledged under securities lending agreements is shown below:

	September 30, 2008		December 31, 2007
Rating (1)	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total

AAA	$6,202,446	73.4	$6,600,258	76.7
AA	1,177,943	14.0	882,262	10.3
A	651,915	7.7	677,047	7.9
BBB	205,362	2.4	243,610	2.8
BB	46,283	0.6	25,390	0.3
B	109,544	1.3	128,459	1.5
Lower than B	8,868	0.1	11,321	0.1
Not rated	44,029	0.5	32,477	0.4
Total	$8,446,390	100.0	$8,600,824	100.0

(1) Ratings as assigned by the major rating agencies.

The following table summarizes our top ten exposures to fixed income corporate issuers at September 30, 2008:

(U.S. dollars in thousands)	Estimated Fair Value

General Electric Capital Corp.	$129,902
Citigroup, Inc.	99,173
JPMorgan Chase & Co.	72,395
Bank of America Corp.	69,791
Wells Fargo & Company	57,561
Wachovia Corp.	41,592
American Express Company	31,258
Barclays Bank PLC	29,141
Verizon Communications Inc.	27,983
Morgan Stanley Corp.	24,649

Our corporate bonds also include an investment in a Euro-denominated medium term note program (the “Program”) which holds a diversified portfolio of debt obligations and senior structured obligations. At September 30, 2008, the estimated fair value and carrying value of our investment in the Program was $52.9 million. During October, the value of the underlying securities in the Program has declined based on market conditions and, at October 31, 2008, the estimated fair value of our investment in the Program, which also incorporates further strengthening in the U.S. dollar, was approximately $27.7 million. We intend to make an additional investment of approximately $78.4 million in the Program during the 2008 fourth quarter.

As of September 30, 2008, we held insurance enhanced municipal bonds, net of prerefunded bonds that are escrowed in U.S. government obligations, in the amount of approximately $386.1 million, which represented approximately 4% of our total invested assets. These securities had an average rating of “Aa2” by Moody’s and “AA+” by Standard & Poor’s. Giving no effect to the insurance enhancement, the overall credit quality of our insured municipal bond portfolio was an average underlying rating of “Aa3” by Moody’s and “AA-” by Standard & Poor’s. Guarantors of our insurance enhanced municipal bonds, net of prerefunded bonds that are escrowed in U.S. government obligations, included MBIA Insurance Corporation ($147.6 million), Financial Security Assurance Inc. ($82.9 million), Ambac Financial Group, Inc. ($78.3 million), Financial Guaranty Insurance Company ($51.7 million) and the Texas Permanent School Fund ($25.6 million). We do not have a significant exposure to insurance enhanced asset-backed or mortgage-backed securities. We do not have any significant investments in companies which guarantee securities at September 30, 2008.

The following table provides information on our mortgage backed securities (“MBS”) and commercial mortgage backed securities (“CMBS”) at September 30, 2008, excluding amounts guaranteed by the U.S. government:

				Estimated Fair Value
(U.S. dollars in thousands)	Issuance Year	Par Value	Average Credit Quality	Total	% of Asset Class	% of Investable Assets

MBS:
Non-agency MBS	2002	$7,565	AAA	$7,107	0.5	0.1
	2003	19,290	AAA	18,366	1.2	0.2
	2004	68,789	AAA	62,226	4.0	0.6
	2005	122,921	AAA	92,610	5.9	0.9
	2006	106,908	AAA	81,832	5.2	0.8
	2007	126,460	AAA	99,003	6.3	1.0
	2008	31,997	AAA	27,614	1.8	0.2
Total non-agency MBS		$483,930	AAA	$388,758	24.9	3.8

CMBS:
Non-agency CMBS	1998	$3,400	AAA	$3,477	0.3	0.0
	1999	108,787	AAA	111,076	9.1	1.1
	2000	123,642	AAA	125,195	10.3	1.2
	2001	104,483	AAA	103,250	8.5	1.0
	2002	75,845	AAA	73,248	6.0	0.7
	2003	101,196	AAA	94,895	7.8	1.0
	2004	77,601	AAA	74,135	6.1	0.7
	2005	77,961	AAA	70,722	5.8	0.7
	2006	35,289	AAA	31,921	2.6	0.3
	2007	28,435	AAA	25,330	2.1	0.3
Total non-agency CMBS		$736,639	AAA	$713,249	58.6	7.0

Additional Statistics:	Non-Agency MBS	Non-Agency CMBS (1)
Weighted average loan age (months)	36	74
Weighted average life (months) (2)	66	36
Weighted average loan-to-value % (3)	66.0%	58.0%
Total delinquencies (4)	5.2%	0.7%
Current credit support % (5)	12.4%	28.3%

(1) Loans defeased with government/agency obligations represented approximately 23% of the collateral underlying our non-agency CMBS holdings.

(2) The weighted average life for MBS is based on the interest rates in effect at September 30, 2008. The weighted average life for non-agency CMBS reflects the average life of the collateral underlying our non-agency CMBS holdings.

(3) The range of loan-to-values on MBS is 36% to 93% while the range of loan-to-values on CMBS is 44% to 72%.

(4) Total delinquencies for MBS and CMBS includes 60 days and over.

(5) Current credit support % represents the percentage for a collateralized mortgage obligation (“CMO”) or CMBS class/tranche from other subordinate classes in the same CMO or CMBS deal.

The following table provides information on our asset backed securities (“ABS”) at September 30, 2008:

				Estimated Fair Value
(U.S. dollars in thousands)	Par Value	Average Credit Quality	Effective Duration	Total	% of Class	% of Investable Assets

Sector:
Autos	$308,718	AAA	1.35	$299,646	29.2	3.0
Credit cards	490,155	AAA	1.85	473,607	46.1	4.7
Rate reduction bonds	136,961	AAA	2.17	136,128	13.3	1.3
Other	89,043	AAA	0.79	86,189	8.4	0.8
	$1,024,877	AAA	1.65	$995,570	97.0	9.8

Home equity	$27,585	AAA	0.01	$23,130	2.3	0.2
	18,800	AA	0.01	6,420	0.6	0.1
	464	A	0.01	246	0.0	0.0
	4,913	B	0.01	473	0.1	0.0
	2,900	CCC	0.01	163	0.0	0.0
	702	D	0.07	116	0.0	0.0
	$55,364	AA+	0.01	$30,548	3.0	0.3

Total ABS	$1,080,241	AAA	1.57	$1,026,118	100.0	10.1

At September 30, 2008, our fixed income portfolio included securities collateralized by sub-prime mortgages with an estimated fair value of $40.3 million and an average credit quality of “AA+.” Such amounts were primarily in the home equity sector of our asset backed securities. We define sub-prime mortgage-backed securities as investments in which the underlying loans primarily exhibit one or more of the following characteristics: low FICO scores, above-prime interest rates, high loan-to-value ratios or high debt-to-income ratios. In addition, the portfolio of collateral backing our securities lending program contains “AAA” rated sub-prime securities with an estimated fair value of $70.7 million.

In recent months, delinquencies and losses with respect to residential mortgage loans generally have increased and may continue to increase, particularly in the sub-prime sector. In addition, in recent months residential property values in many states have declined or remained stable, after extended periods during which those values appreciated. A continued decline or an extended flattening in those values may result in additional increases in delinquencies and losses on residential mortgage loans generally, especially with respect to second homes and investment properties, and with respect to any residential mortgage loans where the aggregate loan amounts (including any subordinate loans) are close to or greater than the related property values. These developments may have a significant adverse effect on the prices of loans and securities, including those in our investment portfolio. The situation continues to have wide ranging consequences, including downward pressure on economic growth and the potential for increased insurance and reinsurance exposures, which could have an adverse impact on our results of operations, financial condition, business and operations.

Certain of our investments, primarily those included in “other investments” and “investment funds accounted for using the equity method” on our balance sheet, may use leverage to achieve a higher rate of return. While leverage presents opportunities for increasing the total return of such investments, it may increase losses as well. Accordingly, any event that adversely affects the value of the underlying securities held by such investments would be magnified to the extent leverage is used and our potential losses from such investments would be magnified. In addition, the structures used to generate leverage may lead to such investment funds being required to meet covenants based on market valuations and asset coverage. Market valuation declines in the funds could force the sale of investments into a depressed market, which may result in significant additional losses. Alternatively, the funds may attempt to deleverage by raising additional equity or potentially changing the terms of the established financing arrangements. We may choose to participate in the additional funding of such investments. Our investment commitments related to investment funds accounted for using the equity method, reflecting commitments made through November 5, 2008, totaled approximately $79.6 million.

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

Other investments totaled $142.1 million at September 30, 2008, compared to $295.6 million at June 30, 2008 and $353.7 million at December 31, 2007. During the 2008 third quarter, we sold our positions in international equity index funds and reduced our ownership of certain fixed income mutual funds. Investment funds accounted for using the equity method totaled $384.1 million at September 30, 2008, compared to $351.9 million at June 30, 2008 and $236.0 million at December 31, 2007. See Note 6, “Investment Information—Other Investments” and “Investment Information—Investment Funds Accounted for Using the Equity Method” of the notes accompanying our consolidated financial statements for further details.

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

Reinsurance Recoverables

We monitor the financial condition of our reinsurers and attempt to place coverages only with substantial, financially sound carriers. At September 30, 2008, approximately 86.4% of reinsurance recoverables on paid and unpaid losses (not including prepaid reinsurance premiums) of $1.72 billion were due from carriers which had an A.M. Best rating of “A-” or better and the largest reinsurance recoverable from any one carrier was less than 6.6% of our total shareholders’ equity. At December 31, 2007, approximately 88.5% of our reinsurance recoverables on paid and unpaid losses (not including prepaid reinsurance premiums) of $1.74 billion were due from carriers which had an A.M. Best rating of “A-” or better, and the largest reinsurance recoverable from any one carrier was less than 5.2%, respectively, of our total shareholders’ equity.

Reinsurance recoverables from Flatiron Re Ltd., which is not rated by A.M. Best, were $156.9 million at September 30, 2008, compared to $152.6 million at December 31, 2007. Flatiron Re Ltd. is required to contribute funds into a trust for the benefit of Arch Re Bermuda. The recoverable from Flatiron Re Ltd. was fully collateralized through such trust at September 30, 2008 and December 31, 2007.  See Note 5, “Reinsurance,” of the notes accompanying our consolidated financial Statements for further details on the quota share reinsurance treaty with Flatiron Re Ltd.

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

At September 30, 2008 and December 31, 2007, our Loss Reserves, net of unpaid losses and loss adjustment expenses recoverable, by type and by operating segment were as follows:

	September 30,	December 31,
	2008	2007

Insurance:
Case reserves	$966,936	$811,054
IBNR reserves	2,267,789	2,100,696
Total net reserves	$3,234,725	$2,911,750

Reinsurance:
Case reserves	$612,300	$623,419
Additional case reserves	108,882	80,438
IBNR reserves	1,956,788	1,867,226
Total net reserves	$2,677,970	$2,571,083

Total:
Case reserves	$1,579,236	$1,434,473
Additional case reserves	108,882	80,438
IBNR reserves	4,224,577	3,967,922
Total net reserves	$5,612,695	$5,482,833

At September 30, 2008 and December 31, 2007, the insurance segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	September 30,	December 31,
	2008	2007

Casualty	$666,974	$647,842
Construction and national accounts	502,850	431,309
Property, marine and aviation	472,819	345,177
Professional liability	467,022	412,527
Executive assurance	457,440	431,068
Programs	391,397	370,852
Healthcare	142,299	153,018
Surety	82,567	87,232
Other	51,357	32,725
Total net reserves	$3,234,725	$2,911,750

At September 30, 2008 and December 31, 2007, the reinsurance segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	September 30,	December 31,
	2008	2007

Casualty	$1,800,194	$1,715,712
Property excluding property catastrophe	307,266	295,728
Marine and aviation	189,997	167,290
Other specialty	171,092	212,088
Property catastrophe	153,061	111,084
Other	56,360	69,181
Total net reserves	$2,677,970	$2,571,083

Shareholders’ Equity

Our shareholders’ equity was $3.52 billion at September 30, 2008, compared to $4.04 billion at December 31, 2007. The decrease in the 2008 period of $519.1 million was attributable to share repurchase activity and an after-tax decrease in the fair value of our investment portfolio, partially offset by net income in the period.

Liquidity and Capital Resources

ACGL is a holding company whose assets primarily consist of the shares in its subsidiaries. Generally, ACGL depends on its available cash resources, liquid investments and dividends or other distributions from its subsidiaries to make payments, including the payment of debt service obligations and operating expenses it may incur and any dividends or liquidation amounts with respect to the series A non-cumulative and series B non-cumulative preferred shares and common shares. ACGL’s readily available cash, short-term investments and marketable securities, excluding amounts held by our regulated insurance and reinsurance subsidiaries, totaled $20.0 million at September 30, 2008, compared to $36.3 million at December 31, 2007. For the nine months ended September 30, 2008, ACGL received dividends of $516.0 million from Arch Re Bermuda which were used to fund the share repurchase program described below along with the payment of preferred dividends, interest expense and other corporate expenses.

The ability of our regulated insurance and reinsurance subsidiaries to pay dividends or make distributions or other payments to us is dependent on their ability to meet applicable regulatory standards. Under Bermuda law, Arch Re Bermuda is required to maintain a minimum solvency margin (i.e., the amount by which the value of its general business assets must exceed its general business liabilities) equal to the greatest of (1) $100 million, (2) 50% of net premiums written (being gross premiums written by us less any premiums ceded by us, but we may not deduct more than 25% of gross premiums when computing net premiums written) and (3) 15% of loss and other insurance reserves. Arch Re Bermuda is prohibited from declaring or paying any dividends during any financial year if it is not in compliance with its minimum solvency margin or minimum liquidity ratio. In addition, Arch Re Bermuda is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files, at least seven days before payment of such dividends, with the Bermuda Monetary Authority an affidavit stating that it will continue to meet the required margins. In addition, Arch Re Bermuda is prohibited, without prior approval of the Bermuda Monetary Authority, from reducing by 15% or more its total statutory capital, as set out in its previous year’s statutory financial statements. At December 31, 2007, as determined under Bermuda law, Arch Re Bermuda had statutory capital of $2.0 billion and statutory capital and surplus of $3.73 billion. Such amounts include ownership interests in U.S. insurance and reinsurance subsidiaries. Accordingly, Arch Re Bermuda can pay approximately $933.4 million to ACGL during 2008 without providing an affidavit to the Bermuda Monetary Authority, as discussed above. At September 30, 2008, the remaining amount of dividends available to be paid to ACGL from Arch Re Bermuda was approximately $417.4 million. Our U.S. insurance and reinsurance subsidiaries can pay approximately $113.9 million in dividends or distributions to Arch-U.S., our U.S. holding company, which is owned by Arch Re Bermuda, during 2008 without prior regulatory approval. Such dividends or distributions may be subject to applicable withholding or other taxes. Arch-Europe can pay approximately £8.4 million, or $16.7 million, in dividends to ACGL during 2008 without prior notice to and approval by the Financial Services Authority. In addition, the ability of our insurance and reinsurance subsidiaries to pay dividends is also constrained by our dependence on the financial strength ratings of our insurance and reinsurance subsidiaries from independent rating agencies. The ratings from these agencies depend to a large extent on the capitalization levels of our insurance and reinsurance subsidiaries. We believe that ACGL has sufficient cash resources and available dividend capacity to service its indebtedness and other current outstanding obligations.

Our insurance and reinsurance subsidiaries are required to maintain assets on deposit, which primarily consist of fixed maturities, with various regulatory authorities to support their operations. The assets on deposit are available to settle insurance and reinsurance liabilities to third parties. Our insurance and reinsurance subsidiaries also have investments in segregated portfolios primarily to provide collateral or guarantees for letters of credit to third parties. At September 30, 2008 and December 31, 2007, such amounts approximated $1.09 billion and $1.17 billion, respectively. In addition, certain of our operating subsidiaries maintain assets in trust accounts as collateral for insurance and reinsurance transactions with affiliated companies. At September 30, 2008 and December 31, 2007, such amounts approximated $3.85 billion and $3.80 billion, respectively.

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

Consolidated net cash provided by operating activities was $973.0 million for the nine months ended September 30, 2008, compared to $1.10 billion for the 2007 period. The lower level of operating cash flows in the 2008 period primarily resulted from an increase in paid losses, as our insurance and reinsurance loss reserves have continued to mature, along with a lower level of premiums written and collected. Cash flow from operating activities are provided by premiums collected, fee income, investment income and collected reinsurance recoverables, offset by losses and loss adjustment expense payments, reinsurance premiums paid, operating costs and current taxes paid.

On a consolidated basis, our aggregate cash and invested assets totaled $10.14 billion at September 30, 2008, compared to $10.12 billion at December 31, 2007. The primary goals of our asset liability management process are to satisfy the insurance liabilities, manage the interest rate risk embedded in those insurance liabilities and maintain sufficient liquidity to cover fluctuations in projected liability cash flows. Generally, the expected principal and interest payments produced by our fixed income portfolio adequately fund the estimated runoff of our insurance reserves. Although this is not an exact cash flow match in each period, the substantial degree by which the market value of the fixed income portfolio exceeds the expected present value of the net insurance liabilities, as well as the positive cash flow from newly sold policies and the large amount of high quality liquid bonds, provide assurance of our ability to fund the payment of claims without having to sell securities at distressed prices in an illiquid market or access credit facilities.

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

The board of directors of ACGL has authorized the investment of up to $1.5 billion in ACGL’s common shares through a share repurchase program. Such amount consisted of a $1.0 billion authorization in February 2007 and a $500 million authorization in May 2008. Repurchases under the program may be effected from time to time in open market or privately negotiated transactions through February 2010. Since the inception of the share repurchase program through September 30, 2008, ACGL has repurchased approximately 15.3 million common shares for an aggregate purchase price of $1.05 billion. During the nine months ended September 30, 2008, ACGL repurchased approximately 7.5 million common shares under the share repurchase program for an aggregate purchase price of $513.1 million. As a result of the share repurchase transactions to date, book value per common share was reduced by $3.20 per share at September 30, 2008, compared to $1.45 at December 31, 2007.

At September 30, 2008, approximately $450 million of repurchases were available under the share repurchase program. The timing and amount of the repurchase transactions under this program will depend on a variety of factors, including market conditions and corporate and regulatory considerations. In light of current financial and insurance market conditions, we will likely not repurchase shares in the 2008 fourth quarter, although our plans may change depending on market conditions, our share price performance or other factors. In connection with the share repurchase program, the Warburg Pincus funds waived their rights relating to share repurchases under the shareholders agreement for all repurchases of common shares by ACGL under the share repurchase program in open market transactions and certain privately negotiated transactions.

To the extent that our existing capital is insufficient to fund our future operating requirements or maintain such ratings, we may need to raise additional funds through financings or limit our growth. If we are not able to obtain adequate capital, our business, results of operations and financial condition could be adversely affected, which could include, among other things, the following possible outcomes: (1) potential downgrades in the financial strength ratings assigned by ratings agencies to our operating subsidiaries, which could place those operating subsidiaries at a competitive disadvantage compared to higher-rated competitors; (2) reductions in the amount of business that our operating subsidiaries are able to write in order to meet capital adequacy-based tests enforced by statutory agencies; and (3) any resultant ratings downgrades could, among other things, affect our ability to write business and increase the cost of bank credit and letters of credit. Given the recent disruptions in the capital markets, we can provide no assurance that, if needed, it would be able to obtain additional funds through financing on satisfactory terms or at all.

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

In August 2006, we entered into a five-year agreement for a $300 million unsecured revolving loan and letter of credit facility and a $1.0 billion secured letter of credit facility. The $300 million unsecured loan and letter of credit facility is also available for the issuance of unsecured letters of credit up to $100 million for our U.S.-based reinsurance operation. Including the secured letter of credit portion of the Credit Agreement and another letter of credit facility (together, the “LOC Facilities”), we have access to letter of credit facilities for up to a total of $1.45 billion. At September 30, 2008 and December 31, 2007, we had approximately $549.1 million and $612.4 million, respectively, in outstanding letters of credit under the LOC Facilities, which were secured by investments at fair value totaling $556.3 million and $652.8 million, respectively. In May 2008, we borrowed $100.0 million under the Credit Agreement at a variable interest rate based on 1 month, 3 month or 6 month LIBOR rates plus 27.5 basis points. The proceeds from such borrowings, which are repayable in August 2011, were contributed to Arch Re Bermuda and used to fund the investment in Gulf Re noted above.

During 2006, ACGL completed two public offerings of non-cumulative preferred shares. On February 1, 2006, $200.0 million principal amount of 8.0% series A non-cumulative preferred shares (“series A preferred shares”) were issued with net proceeds of $193.5 million and, on May 24, 2006, $125.0 million principal amount of 7.875% series B non-cumulative preferred shares (“series B preferred shares” and together with the series A preferred shares, the “preferred shares”) were issued with net proceeds of $120.9 million. The net proceeds of the offerings were used to support the underwriting activities of ACGL’s insurance and reinsurance subsidiaries. ACGL has the right to redeem all or a portion of each series of preferred shares at a redemption price of $25.00 per share on or after (1) February 1, 2011 for the series A preferred shares and (2) May 15, 2011 for the series B preferred shares. Dividends on the preferred shares are non-cumulative. Consequently, in the event dividends are not declared on the preferred shares for any dividend period, holders of preferred shares will not be entitled to receive a dividend for such period, and such undeclared dividend will not accrue and will not be payable. Holders of preferred shares will be entitled to receive dividend payments only when, as and if declared by ACGL’s board of directors or a duly authorized committee of ACGL’s board of directors. Any such dividends will be payable from the date of original issue on a non-cumulative basis, quarterly in arrears. To the extent declared, these dividends will accumulate, with respect to each dividend period, in an amount per share equal to 8.0% of the $25.00 liquidation preference per annum for the series A preferred shares and 7.875% of the $25.00 liquidation preference per annum for the series B preferred shares. During the nine months ended September 30, 2008 and 2007, we paid $19.4 million to holders of the preferred shares and, at September 30, 2008, had declared an aggregate of $3.3 million of dividends to be paid to holders of the preferred shares.

At September 30, 2008, ACGL’s capital of $3.92 billion consisted of $300.0 million of senior notes, representing 7.7% of the total, $100.0 million of revolving credit agreement borrowings due in August 2011, representing 2.6% of the total, $325.0 million of preferred shares, representing 8.3% of the total, and common shareholders’ equity of $3.19 billion, representing the balance. At December 31, 2007, ACGL’s capital of $4.34 billion consisted of $300.0 million of senior notes, representing 6.9% of the total, $325.0 million of preferred shares, representing 7.5% of the total, and common shareholders’ equity of $3.71 billion, representing the balance. The decrease in capital during 2008 was primarily attributable to an after-tax decrease in the fair value of our investment portfolio and share repurchase activity, partially offset by net income and borrowings during the period.

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

Book Value Per Common Share and Share Repurchases

The following table presents the calculation of book value per common share and the impact of transactions under the share repurchase program on book value per common share:

	September 30,	December 31,
	2008	2007

Calculation of book value per common share:
Total shareholders’ equity	$3,516,710	$4,035,811
Less preferred shareholders’ equity	(325,000)	(325,000)
Common shareholders’ equity	$3,191,710	$3,710,811
Common shares outstanding (1)	60,173	67,318
Book value per common share	$53.04	$55.12

Effect of share repurchases to date:
Aggregate purchase price of shares repurchased	$1,050,196	$537,066
Shares repurchased	15,256	7,769
Average price per share repurchased	$68.84	$69.13

Estimated dilutive impact on ending book value per common share (2)	$(3.20)	$(1.45)

(1)        Excludes the effects of 5.5 million stock options and 0.4 million restricted stock units outstanding at September 30, 2008 and 5.5 million stock options and 0.1 million restricted stock units at December 31, 2007.

(2)        As the average price per share repurchased during the periods exceeded the book value per common share at September 30, 2008 and December 31, 2007, the repurchase of shares during the periods reduced book value per common share at both dates.

Market Sensitive Instruments and Risk Management

In accordance with the SEC’s Financial Reporting Release No. 48, we performed a sensitivity analysis to determine the effects that market risk exposures could have on the future earnings, fair values or cash flows of our financial instruments as of September 30, 2008. (See section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Sensitive Instruments and Risk Management” included in our 2007 Annual Report on Form 10-K.) Market risk represents the risk of changes in the fair value of a financial instrument and is comprised of several components, including liquidity, basis and price risks. At September 30, 2008, material changes in market risk exposures that affect the quantitative and qualitative disclosures presented as of December 31, 2007 were as follows:

Investment Market Risk

Fixed Income Securities. We invest in interest rate sensitive securities, primarily debt securities. We consider the effect of interest rate movements on the market value of our fixed maturities, fixed maturities pledged under securities lending agreements, short-term investments and certain of our other investments and investment funds accounted for using the equity method which invest in fixed income securities and the corresponding change in unrealized appreciation. As interest rates rise, the market value of our interest rate sensitive securities falls, and the converse is also true. The following table summarizes the effect that an immediate, parallel shift in the interest rate yield curve would have had on the portfolio at September 30, 2008 and December 31, 2007. Based on historical observations, there is a low probability that all interest rate yield curves would shift in the same direction at the same time and, accordingly, the actual effect of interest rate movements may differ materially from the amounts set forth below. For further discussion on investment activity, please refer to “Investments.”

	Interest Rate Shift in Basis Points
(U.S. dollars in millions)	-100	-50	0	50	100

September 30, 2008:
Total market value	$10,108.9	$9,935.9	$9,763.1	$9,599.5	$9,436.8
Market value change from base	3.54%	1.77%	—	(1.68)%	(3.34)%
Change in unrealized value	$345.8	$172.8	—	$(163.6)	$(326.3)

December 31, 2007:
Total market value	$10,048.9	$9,885.3	$9,725.0	$9,565.4	$9,409.6
Market value change from base	3.33%	1.65%	—	(1.64)%	(3.24)%
Change in unrealized value	$323.9	$160.3	—	$(159.6)	$(315.4)

In addition, we consider the effect of credit spread movements on the market value of our fixed maturities, fixed maturities pledged under securities lending agreements, short-term investments and certain of our other investments and investment funds accounted for using the equity method which invest in fixed income securities and the corresponding change in unrealized appreciation. As credit spreads widen, the market value of our fixed income securities falls, and the converse is also true. The following table summarizes the effect that an immediate, parallel shift in credit spreads in a static interest rate environment would have had on the portfolio at September 30, 2008:

	Credit Spread Shift in Basis Points
(U.S. dollars in millions)	-100	-50	0	50	100

September 30, 2008:
Total market value	$9,968.1	$9,864.6	$9,763.1	$9,661.6	$9,558.1
Market value change from base	2.10%	1.04%	—	(1.04)%	(2.10)%
Change in unrealized value	$205.0	$101.5	—	$(101.5)	$(205.0)

Another method that attempts to measure portfolio risk is Value-at-Risk (“VaR”). VaR attempts to take into account a broad cross-section of risks facing a portfolio by utilizing relevant securities volatility data skewed towards the most recent months and quarters. VaR measures the amount of a portfolio at risk for outcomes 1.65 standard deviations from the mean based on normal market conditions over a one year time horizon and is expressed as a percentage of the portfolio’s initial value. In other words, 95% of the time, should the risks taken into account in the VaR model perform per their historical tendencies, the portfolio’s loss in any one year period is expected to be less than or equal to the calculated VaR, stated as a percentage of the measured portfolio’s initial value. As of September 30, 2008, our portfolio’s VaR was estimated to be 5.38%, compared to an estimated 3.73% at December 31, 2007.

Equities and Privately Held Securities. Our investment portfolio includes an allocation to other investments which include investments in certain stock index funds, other preferred stocks and privately held securities. See Note 6, “Investment Information—Other Investments,” of the notes accompanying our consolidated financial Statements for additional disclosures concerning our other investments. At September 30, 2008 and December 31, 2007, the fair value of our investments in equities and privately held securities totaled $81.5 million and $164.8 million, respectively. These securities are exposed to price risk, which is the potential loss arising from decreases in the market value of equities. An immediate hypothetical 10% depreciation in the value of each equity position would reduce the fair value of such investments by approximately $8.1 million and $16.5 million at September 30, 2008 and December 31, 2007, respectively, and would have decreased book value per common share by approximately $0.14 and $0.24, respectively.

Investment-Related Derivatives. We invest in certain derivative instruments to replicate investment positions and to manage market exposures and duration risk. At September 30, 2008, the notional value of the net short position for equity futures was nil, compared to a net long position for equity futures of $91.2 million at December 31, 2007. At September 30, 2008 and December 31, 2007, the notional value of the net long position for Treasury note futures was $545.8 million and $61.7 million, respectively. A 10% depreciation of the underlying exposure to these derivative instruments at September 30, 2008 and December 31, 2007 would have resulted in a reduction in net income of $54.6 million and $15.3 million, respectively, and would have decreased book value per common share by $0.91 and $0.23, respectively.

Foreign Currency Exchange Risk

Foreign currency rate risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates. A 10% depreciation of the U.S. Dollar against other currencies under our outstanding contracts at September 30, 2008 and December 31, 2007, net of unrealized appreciation on our securities denominated in currencies other than the U.S. Dollar, would have resulted in unrealized gains of approximately $15.4 million and $12.9 million, respectively, and would have increased book value per common share by approximately $0.26 and $0.19, respectively. A 10% appreciation of the U.S. Dollar against other currencies under our outstanding contracts at September 30, 2008 and December 31, 2007, net of unrealized depreciation on our securities denominated in currencies other than the U.S. Dollar, would have resulted in unrealized losses of approximately $15.4 million and $12.9 million, respectively, and would have decreased book value per common share by approximately $0.26 and $0.19, respectively. Historical observations indicate a low probability that all foreign currency exchange rates would shift against the U.S. Dollar in the same direction and at the same time and, accordingly, the actual effect of foreign currency rate movements may differ materially from the amounts set forth above. For further discussion on foreign exchange activity, please refer to “Results of Operations.”

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

•

accuracy of those estimates and judgments utilized in the preparation of our financial statements, including those related to revenue recognition, insurance and other reserves, reinsurance recoverables, investment valuations, intangible assets, bad debts, income taxes, contingencies and litigation, and any determination to use the deposit method of accounting, which for a relatively new insurance and reinsurance company, like our company, are even more difficult to make than those made in a mature company since relatively limited historical information has been reported to us through September 30, 2008;

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

Other Financial Information

The consolidated financial statements as of September 30, 2008 and for the three- and nine-month periods ended September 30, 2008 and 2007 have been reviewed by PricewaterhouseCoopers LLP, an independent registered public accounting firm. Their report (dated November 7, 2008) is included on page 2. The report of PricewaterhouseCoopers LLP states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act of 1933.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

We, in common with the insurance industry in general, are subject to litigation and arbitration in the normal course of our business. As of September 30, 2008, we were not a party to any material litigation or arbitration other than as a part of the ordinary course of business in relation to claims and reinsurance recoverable matters, none of which is expected by management to have a significant adverse effect on our results of operations and financial condition and liquidity.

Item 1A. Risk Factors

The following risk factor supplements the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2007:

Continued adverse developments in the financial markets could have a material adverse effect on our results of operations, financial position and our businesses, and may also limit our access to capital; our reinsurers and retrocessionaires may also be affected by such developments, which could adversely affect their ability to meet their obligations to us.

Continued adverse developments in the financial markets, such as disruptions, uncertainty or volatility in the capital and credit markets, may result in realized and unrealized capital losses that could have a material adverse effect on our results of operations, financial position and our businesses, and may also limit our access to capital required to operate our business. The recent severe disruptions in the public debt and equity markets, including among other things, widening of credit spreads, lack of liquidity and bankruptcies, have resulted in significant realized and unrealized losses in our investment portfolio during the 2008 third quarter, as described in this report. Subsequent to September 30, 2008, through the date of this report, conditions in the public debt and equity markets have continued to deteriorate as credit spreads on fixed income securities have further widened. Depending on market conditions, we could incur additional realized and unrealized losses on our investment portfolio in future periods, which could have a material adverse effect on our results of operations, financial condition and business. In addition, our reinsurers and retrocessionaires may be affected by such developments in the financial markets, which could adversely affect their ability to meet their obligations to us.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes ACGL’s purchases of its common shares for the 2008 third quarter:

(U.S. dollars in thousands, except share data)

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan or Programs (2)
7/1/2008-7/31/2008	1,849,749	$65.99	1,847,982	$450,994
8/1/2008-8/31/2008	381	$69.48	0	$450,994
9/1/2008-9/30/2008	17,624	$66.99	17,500	$449,804
Total	1,867,754	$65.97	1,865,482	$449,804

(1)          Includes 2,272 shares repurchased from employees in order to facilitate the payment of withholding taxes on restricted shares granted and the exercise of stock appreciation rights. We purchased these shares at their fair market value, as determined by reference to the closing price of our common shares on the day the restricted shares vested.

(2)          ACGL’s Board of Directors have authorized ACGL to invest up to $1.5 billion in ACGL’s common shares through a share repurchase program. Repurchases under the program may be effected from time to time in open market or privately negotiated transactions through February 2010. The timing and amount of the repurchase transactions under this program will depend on a variety of factors, including market conditions and corporate and regulatory considerations. In connection with the share repurchase program, the Warburg Pincus funds waived their rights relating to share repurchases under the shareholders agreement for all repurchases of common shares by ACGL under the share repurchase program in open market transactions and certain privately negotiated transactions.

 Item 5.  Other Information

In accordance with Section 10a(i)(2) of the Securities Exchange Act of 1934, as amended, we are responsible for disclosing non-audit services to be provided by our independent auditor, PricewaterhouseCoopers LLP, which are approved by the Audit Committee of our board of directors. During the 2008 third quarter, the Audit Committee approved engagements of PricewaterhouseCoopers LLP for permitted non-audit services, substantially all of which consisted of tax services, tax consulting and tax compliance.

Item 6.  Exhibits

Exhibit No.	Description

10.1

Share Appreciation Right Agreement, dated as of May 9, 2008, substantially in the form signed by Arch Capital Group Ltd. (“ACGL”) and each of Constantine Iordanou, John D. Vollaro, Marc Grandisson, W. Preston Hutchings, Mark D. Lyons and Louis T. Petrillo

10.2

Restricted Share Unit Agreement, dated as of May 9, 2008, substantially in the form signed by ACGL and each of Constantine Iordanou, John D. Vollaro, Marc Grandisson, W. Preston Hutchings and Louis T. Petrillo

10.3	Restricted Share Unit Agreement, dated as of May 9, 2008, between ACGL and Mark D. Lyons

15	Accountants’ Awareness Letter (regarding unaudited interim financial information)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCH CAPITAL GROUP LTD.
(REGISTRANT)

/s/ Constantine Iordanou
Date: November 10, 2008	Constantine Iordanou
President and Chief Executive Officer (Principal Executive Officer) and Director

/s/ John D. Vollaro
Date: November 10, 2008	John D. Vollaro
Executive Vice President, Chief Financial
Officer and Treasurer (Principal Financial and
Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1

Share Appreciation Right Agreement, dated as of May 9, 2008, substantially in the form signed by Arch Capital Group Ltd. (“ACGL”) and each of Constantine Iordanou, John D. Vollaro, Marc Grandisson, W. Preston Hutchings, Mark D. Lyons and Louis T. Petrillo

10.2

Restricted Share Unit Agreement, dated as of May 9, 2008, substantially in the form signed by ACGL and each of Constantine Iordanou, John D. Vollaro, Marc Grandisson, W. Preston Hutchings and Louis T. Petrillo

10.3	Restricted Share Unit Agreement, dated as of May 9, 2008, between ACGL and Mark D. Lyons

15	Accountants’ Awareness Letter (regarding unaudited interim financial information)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002