Form 10-K
period 2008-12-31
ARCH CAPITAL GROUP LTD.
filed 2009-03-02
CIK 947484

Use these links to rapidly review the document
ARCH CAPITAL GROUP LTD. TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2008
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the closing price as reported by the NASDAQ Stock Market as of the last business day of the Registrant's most recently completed second fiscal quarter, was approximately $3.64 billion.

         As of February 25, 2009, there were 60,554,456 of the registrant's common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of Part III and Part IV incorporate by reference our definitive proxy statement for the 2009 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A before April 30, 2009.

ARCH CAPITAL GROUP LTD.

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

  •
  accuracy of those estimates and judgments utilized in the preparation of our financial statements, including those related to revenue recognition, insurance and other reserves, reinsurance recoverables, investment valuations, intangible assets, bad debts, income taxes, contingencies and litigation, and any determination to use the deposit method of accounting, which for a relatively new insurance and reinsurance company, like our company, are even more difficult to make than those made in a mature company since relatively limited historical information has been reported to us through December 31, 2008;

  •
  greater than expected loss ratios on business written by us and adverse development on claim and/or claim expense liabilities related to business written by our insurance and reinsurance subsidiaries;

ii

  •
  severity and/or frequency of losses;

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

  •
  our investment performance, including legislative or regulatory developments that may adversely affect the market value of our investments;

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

 OUR COMPANY

General

        Arch Capital Group Ltd. ("ACGL" and, together with its subsidiaries, the "Company," "we," or "us") is a Bermuda public limited liability company with over $3.8 billion in capital at December 31, 2008 and, through operations in Bermuda, the United States, Europe and Canada, writes insurance and reinsurance on a worldwide basis. While we are positioned to provide a full range of property and casualty insurance and reinsurance lines, we focus on writing specialty lines of insurance and reinsurance.

        We launched an underwriting initiative in October 2001 to meet current and future demand in the global insurance and reinsurance markets. Since that time, we have attracted a proven management team with extensive industry experience and enhanced our existing global underwriting platform for our insurance and reinsurance businesses. It is our belief that our underwriting platform, our experienced management team and our strong capital base that is unencumbered by significant pre-2002 risks have enabled us to establish a strong presence in the insurance and reinsurance markets. For 2008, our seventh full year of operation, we wrote $2.8 billion of net premiums, reported net income available to common shareholders of $265.1 million and earned a return on average equity of 7.8%. Diluted book value per share was $51.36 at December 31, 2008, compared to $55.12 per share at December 31, 2007.

        ACGL's registered office is located at Clarendon House, 2 Church Street, Hamilton HM 11, Bermuda (telephone number: (441) 295-1422), and its principal executive offices are located at Wessex House, 45 Reid Street, Hamilton HM 12, Bermuda (telephone number: (441) 278-9250). ACGL makes available free of charge through its website, located at http://www.archcapgroup.bm, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. The public may read and copy any materials ACGL files with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (such as ACGL) and the address of that site is http://www.sec.gov.

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

        On May 5, 2000, Arch-U.S. sold the prior reinsurance operations of Arch Re U.S. to White Mountains Reinsurance Company of America ("WTM Re"), formerly known as Folksamerica Reinsurance Company, in an asset sale, but retained its surplus and U.S.-licensed reinsurance platform. The sale was precipitated by, among other things, losses on the reinsurance business of Arch Re U.S.

and increasing competition, which had been adversely affecting the results of operations and financial condition of Arch Re U.S. The WTM Re transaction, which resulted from extensive arm's length negotiation, was structured as a transfer and assumption agreement (and not as reinsurance) and, accordingly, the loss reserves (and any related reinsurance recoverables) related to the transferred business are not included in the balance sheet of Arch Re U.S. However, in the event that WTM Re refuses or is unable to make payment of claims on the reinsurance business assumed by it in the May 2000 sale and the notice given to reinsureds is found not to be an effective release by such reinsureds, Arch Re U.S. would be liable for such claims. In addition, Arch Re U.S. retained all liabilities not assumed by WTM Re, including all liabilities not arising under reinsurance agreements transferred to WTM Re in the asset sale. On November 8, 2000, following the approval by Arch-U.S.'s shareholders, Arch-U.S. completed an internal reorganization that resulted in Arch-U.S. becoming a wholly owned subsidiary of ACGL.

        During the period from May 2000 through the announcement of our underwriting initiative in October 2001, we built and acquired insurance businesses that were intended to enable us to generate both fee-based revenue (e.g., commissions and advisory and management fees) and risk-based revenue (i.e., insurance premium). As part of this strategy, we built an underwriting platform that was intended to enable us to maximize risk-based revenue during periods in the underwriting cycle when we believed it was more favorable to assume underwriting risk. In October 2001, we concluded that underwriting conditions favored dedicating our attention exclusively to building our insurance and reinsurance businesses.

        The development of our underwriting platform included the following steps: (1) after the completion of the WTM Re asset sale, we retained our U.S.-licensed reinsurer, Arch Re U.S., and Arch Excess & Surplus Insurance Company ("Arch E&S"), currently an approved excess and surplus lines insurer in 47 states and the District of Columbia and an admitted insurer in one state; (2) in May 2001, we formed Arch Reinsurance Ltd. ("Arch Re Bermuda"), our Bermuda-based reinsurance and insurance subsidiary; (3) in June 2001, we acquired Arch Risk Transfer Services Ltd., which included Arch Insurance Company ("Arch Insurance"), currently an admitted insurer in 50 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Guam with a branch office in Canada, and rent-a-captive and other facilities that provide insurance and alternative risk transfer services; (4) in February 2002, we acquired Arch Specialty Insurance Company ("Arch Specialty"), currently an approved excess and surplus lines insurer in 49 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands and an admitted insurer in one state; (5) in June 2003, we acquired Arch Indemnity Insurance Company (formerly known as Western Diversified Casualty Insurance Company) ("Arch Indemnity"), an admitted insurer in 49 states and the District of Columbia; (6) in May 2004, our London-based subsidiary, Arch Insurance Company (Europe) Limited ("Arch Insurance Europe"), was approved by the Financial Services Authority in the U.K. to commence insurance underwriting activities and began writing a range of specialty commercial lines in Europe and the U.K. during the 2004 third quarter; (7) in January 2005, Arch Insurance received its federal license to commence underwriting in Canada and began writing business in the first quarter of 2005; and (8) in November 2006, Arch Reinsurance Ltd., Hamilton (Bermuda), European Branch Zurich ("Arch Re Bermuda Swiss Branch"), the Swiss branch of Arch Re Bermuda, was registered with the commercial register of the Canton of Zurich to commence reinsurance underwriting activities in Switzerland. All liabilities arising out of the business of Arch Specialty and Arch Indemnity prior to the closing of our acquisitions of such companies were reinsured and guaranteed by the respective sellers, Sentry Insurance a Mutual Company ("Sentry") and Protective Life Corporation and certain of its affiliates.

        In 2007, we (1) formed Arch Re Accident & Health ApS ("Arch Re Denmark"), a Danish underwriting agency which conducts accident and health underwriting as a branch office of Arch Reinsurance Europe Underwriting Limited ("Arch Re Europe"), which was formed in 2008 and is described below; (2) acquired the assets of Wexford Underwriting Managers, Inc. ("Wexford"), a managing general agent, to write excess workers' compensation and employers' liability insurance, a new line of business for us at the time; and (3) launched our property facultative reinsurance underwriting operations which are headquartered in Farmington, Connecticut. On January 22, 2008, Arch Re Bermuda and Gulf Investment Corporation GSC ("GIC") entered into a joint venture agreement for the purpose of forming a reinsurance company in the Dubai International Financial Centre. GIC is owned equally by the six member states of the Gulf Cooperation Council ("GCC"), which include Bahrain, Kuwait, Oman, Qatar, Saudi Arabia and the United Arab Emirates. In May 2008, we provided $100.0 million of funding to Gulf Reinsurance Limited ("Gulf Re"), a newly formed reinsurer based in the Dubai International Financial Centre, pursuant to the joint venture agreement with GIC. Gulf Re provides property and casualty reinsurance primarily in those member states of the GCC.

        In 2008, we expanded our underwriting platform through the formation of Arch Re Europe, an Irish company based in Dublin which was authorized by the Irish Financial Services Regulatory Authority in October 2008 to underwrite reinsurance. The operations of Arch Re Bermuda Swiss Branch were transferred to the newly formed Swiss branch of Arch Re Europe called Arch Reinsurance Europe Underwriting Limited, Dublin (Ireland), Zurich Branch ("Arch Re Europe Swiss Branch"). Arch Re Europe Swiss Branch commenced underwriting from the date of transfer. Arch Re Bermuda Swiss Branch was de-registered as a branch in early 2009. In addition, in the first quarter of 2009, we received approval in principle from the Lloyd's Franchise Board and the Financial Services Authority in the United Kingdom to establish a managing agent and syndicate at Lloyd's. The newly formed Syndicate 2012 is expected to commence underwriting in the second quarter of 2009.

        The growth of our insurance and reinsurance platforms was supported through the net proceeds of: (1) an equity capital infusion of $763.2 million led by funds affiliated with Warburg Pincus LLC ("Warburg Pincus funds") and Hellman & Friedman LLC ("Hellman & Friedman funds") in late 2001; (2) a public offering of 7,475,000 of our common shares with net proceeds of $179.2 million in April 2002; (3) the exercise of class A warrants by our principal shareholders and other investors in September 2002, which provided net proceeds of $74.3 million; (4) a March 2004 public offering of 4,688,750 of our common shares with net proceeds of $179.3 million; (5) a May 2004 public offering of $300.0 million principal amount of our 7.35% senior notes due May 2034 with net proceeds of $296.4 million, of which $200.0 million was used to repay all amounts outstanding under our existing credit facility; (6) a February 2006 public offering of $200.0 million of our 8.00% series A non-cumulative preferred shares with a liquidation preference of $25.00 per share with net proceeds of $193.5 million; and (7) a May 2006 public offering $125.0 million of our 7.875% series B non-cumulative preferred shares with a liquidation preference of $25.00 per share with net proceeds of $120.9 million.

        The board of directors of ACGL authorized the investment of up to $1.5 billion in ACGL's common shares through a share repurchase program. Such amount consisted of a $1.0 billion authorization in February 2007 and a $500.0 million authorization in May 2008. Repurchases under the program may be effected from time to time in open market or privately negotiated transactions through February 2010. Since the inception of the share repurchase program, ACGL has repurchased approximately 15.3 million common shares for an aggregate purchase price of $1.05 billion. The timing and amount of the repurchase transactions under this program will depend on a variety of factors, including market conditions and corporate and regulatory considerations. In connection with the repurchase program, the Warburg Pincus funds waived their rights relating to share repurchases under their shareholders agreement with ACGL for all repurchases of common shares by ACGL under the repurchase program in open market transactions and certain privately negotiated transactions. In May 2007, the Hellman & Friedman funds ceased to own shares of ACGL and their rights under the shareholders agreement with ACGL terminated.

Operations

        We classify our businesses into two underwriting segments, insurance and reinsurance. For an analysis of our underwriting results by segment, see note 3, "Segment Information," of the notes accompanying our consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations."

  Our Insurance Operations

        Our insurance operations are conducted in Bermuda, the United States, Europe and Canada. Our insurance operations in Bermuda are conducted through Arch Insurance (Bermuda), a division of Arch Re Bermuda, which has an office in Hamilton, Bermuda. In the U.S., our insurance group's principal insurance subsidiaries are Arch Insurance, Arch E&S, Arch Specialty and Arch Indemnity. The headquarters for our insurance group's U.S. support operations (excluding underwriting units) relocated from New York City to Jersey City, New Jersey during the first quarter of 2009. The insurance group has additional offices throughout the U.S., including four regional offices located in: Alpharetta, Georgia; Chicago, Illinois; New York, New York; and San Francisco, California. In addition, Arch Insurance has a branch office in Toronto, Canada. Our insurance group's European operations are conducted through Arch Insurance Europe, based in London, which also has branches in Germany, Italy, Spain, Denmark and Sweden. In the first quarter of 2009, we received approval in principle from the Lloyd's Franchise Board and the Financial Services Authority in the United Kingdom to establish a managing agent and syndicate at Lloyd's. The syndicate will enhance our underwriting platform by providing us with access to Lloyd's extensive distribution network and worldwide licenses. The newly formed Syndicate 2012 is expected to commence underwriting in the second quarter of 2009. Syndicate 2012 will be managed by its managing agent, Arch Underwriting Lloyd's Ltd, based in the London office of Arch Insurance Europe. As of February 15, 2009, our insurance group had approximately 990 employees.

        Strategy.    Our insurance group's strategy is to operate in lines of business in which underwriting expertise can make a meaningful difference in operating results. The insurance group focuses on talent-intensive rather than labor-intensive business and seeks to operate profitably (on both a gross and net basis) across all of its product lines. To achieve these objectives, our insurance group's operating principles are to:

  •
  Capitalize on Profitable Underwriting Opportunities.  Our insurance group believes that its experienced management and underwriting teams are positioned to locate and identify business with attractive risk/reward characteristics. As profitable underwriting opportunities are identified, our insurance group will continue to seek to make additions to their product portfolio in order to take advantage of market trends. This may include adding underwriting and other professionals with specific expertise in specialty lines of insurance.

  •
  Centralize Responsibility for Underwriting.  Our insurance group consists of a range of product lines. The underwriting executive in charge of each product line oversees all aspects of the underwriting product development process within such product line. Our insurance group believes that centralizing the control of such product line with the respective underwriting executive allows for close management of underwriting and creates clear accountability for results. Our U.S. insurance group has four regional offices, and the executive in charge of each region is primarily responsible for all aspects of the marketing and distribution of our insurance group's products, including the management of broker and other producer relationships in such executive's respective region. In our non-U.S. offices, a similar philosophy is observed, with responsibility for the management of each product line residing with the senior underwriting executive in charge of such product line.

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

  •
  Focus on Providing Superior Claims Management.  Our insurance group believes that claims handling is an integral component of credibility in the market for insurance products. Therefore, our insurance group believes that its ability to handle claims expeditiously and satisfactorily is a key to its success. Our insurance group employs experienced claims professionals and also utilizes experienced external claims managers (third party administrators) where appropriate.

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

        Our insurance group writes business on both an admitted and non-admitted basis. Our insurance group focuses on the following areas:

  •
  Casualty.  Our insurance group's casualty unit writes primary and excess casualty insurance coverages, including railroad and middle market energy business.

  •
  Construction and National Accounts.  Our insurance group's construction unit provides primary and excess casualty coverages to middle and large accounts in the construction industry. The construction unit also provides coverage for environmental and design professionals, including policies for architectural and engineering firms and construction projects, pollution legal liability coverage for fixed sites, and alternative markets business, including captive insurance programs. Our insurance group's national accounts casualty unit provides a wide range of products for middle and large accounts and specializes in loss sensitive primary casualty insurance programs, including large deductible, self-insured retention and retrospectively rated programs.

  •
  Executive Assurance.  Our insurance group's executive assurance unit focuses on directors' and officers' liability insurance coverages for corporate and financial institution clients. This unit also writes financial institution errors and omissions coverages, employment practices liability insurance, pension trust errors and omissions/fiduciary liability insurance and fidelity bonds.

  •
  Healthcare.  Our insurance group's healthcare unit provides medical professional and general liability insurance coverages for the healthcare industry, including excess professional liability programs for large, integrated hospital systems, outpatient facilities, clinics and long-term care facilities.

  •
  Professional Liability.  Our insurance group's professional liability unit has the following principal areas of focus: (i) large law firms and accounting firms and professional programs; and (ii) miscellaneous professional liability, including coverages for consultants, network security, securities broker-dealers, wholesalers, captive agents and managing general agents.

  •
  Programs.  Our insurance group's programs unit targets program managers with unique expertise and niche products offering general liability, commercial automobile, inland marine and non-catastrophe-exposed property business. This unit offers primarily package policies, underwriting workers' compensation and umbrella liability business in support of desirable package programs.

  •
  Property, Marine and Aviation (including Special Risks).  Our insurance group's property unit provides primary and excess general property insurance coverages, including catastrophe-exposed property coverage, for commercial clients. The special risks unit provides onshore and offshore property insurance coverages for commercial clients primarily in the energy industry. The special risks unit also provides contractors all risk, erection all risk, aerospace (consisting of aviation and satellite risks) and stand alone terrorism insurance coverage for commercial clients.

  •
  Surety.  Our insurance group's surety unit provides contract surety coverages, including contract bonds (payment and performance bonds) for mid-size and large contractors and specialty contract bonds for homebuilders and developers.

  •
  Other.  Our insurance group also includes the following units: (i) excess workers compensation, which provides excess workers compensation and employers' liability insurance coverages for qualified self-insured groups, associations and trusts in a wide range of businesses; (ii) lender products, which provides collateral protection insurance coverages for financial institutions and specialty insurance coverage for automotive dealers; and (iii) travel and accident, which provides specialty travel and accident and related insurance products for individual and group travelers, as well as travel agents and suppliers.

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

  •
  collaborative decision-making.

        Premiums Written and Geographic Distribution.    Set forth below is summary information regarding net premiums written for our insurance group:

	Years Ended December 31,
	2008		2007		2006
(U.S. dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Net premiums written
Property, marine and aviation	$334,635	20.2	$328,967	19.2	$320,928	19.4
Programs	270,449	16.3	235,793	13.7	225,653	13.7
Professional liability	246,891	14.9	269,479	15.7	276,081	16.7
Construction and national accounts	240,458	14.5	227,936	13.3	193,265	11.7
Executive assurance	193,602	11.7	185,351	10.8	193,694	11.8
Casualty	116,096	7.0	183,267	10.7	220,244	13.3
Surety	50,376	3.0	56,061	3.3	81,195	4.9
Healthcare	44,596	2.7	63,757	3.7	68,026	4.1
Other(1)	160,500	9.7	166,937	9.6	72,970	4.4

Total	$1,657,603	100.0	$1,717,548	100.0	$1,652,056	100.0

Net premiums written by client location
United States	$1,242,906	75.0	$1,323,376	77.1	$1,340,792	81.2
Europe	244,849	14.8	250,824	14.6	182,815	11.0
Other	169,848	10.2	143,348	8.3	128,449	7.8

Total	$1,657,603	100.0	$1,717,548	100.0	$1,652,056	100.0

Net premiums written by underwriting location
United States	$1,236,712	74.6	$1,309,401	76.2	$1,297,974	78.6
Europe	342,021	20.6	330,746	19.3	269,128	16.3
Other	78,870	4.8	77,401	4.5	84,954	5.1

Total	$1,657,603	100.0	$1,717,548	100.0	$1,652,056	100.0

(1)
Includes excess workers' compensation and employers' liability business, lender products and travel and accident business.

        Marketing.    Our insurance group's products are marketed principally through a group of licensed independent retail and wholesale brokers. Clients (insureds) are referred to our insurance group through a large number of international, national and regional brokers and captive managers who receive from the insured or insurer a set fee or brokerage commission usually equal to a percentage of gross premiums. In the past, our insurance group also entered into contingent commission arrangements with some brokers that provide for the payment of additional commissions based on volume or profitability of business. In general, our insurance group has no implied or explicit commitments to accept business from any particular broker and, neither brokers nor any other third parties have the authority to bind our insurance group, except in the case where underwriting authority may be delegated contractually to selected program administrators. Such administrators are subject to a due diligence financial and operational review prior to any such delegation of authority and ongoing reviews and audits are carried out as deemed necessary by our insurance group to assure the continuing integrity of underwriting and related business operations. See "Risk Factors—Risks Relating to Our Company—We could be materially adversely affected to the extent that managing general agents, general agents and other producers in our program business exceed their underwriting authorities or otherwise breach obligations owed to us." For information on major brokers, see note 11, "Commitments and Contingencies—Concentrations of Credit Risk," of the notes accompanying our consolidated financial statements.

        Risk Management and Reinsurance.    In the normal course of business, our insurance group may cede a portion of its premium through quota share, surplus share, excess of loss and facultative reinsurance agreements. Reinsurance arrangements do not relieve our insurance group from its obligations to insureds. Reinsurance recoverables are recorded as assets, predicated on the reinsurers' ability to meet their obligations under the reinsurance agreements. If the reinsurers are unable to satisfy their obligations under the agreements, our insurance subsidiaries would be liable for such defaulted amounts. Our insurance subsidiaries, through their respective reinsurance security committees ("RSC"), are selective with regard to reinsurers, seeking to place reinsurance with only those reinsurers which meet and maintain specific standards of established criteria for financial strength. Each RSC evaluates the financial viability of its reinsurers through financial analysis, research and review of rating agencies' reports and also monitors reinsurance recoverables and letters of credit with unauthorized reinsurers. The financial analysis includes ongoing assessments of reinsurers, including a review of the financial stability, appropriate licensing, reputation, claims paying ability and underwriting philosophy of each reinsurer. Our insurance group will continue to evaluate its reinsurance requirements. See note 4, "Reinsurance," of the notes accompanying our consolidated financial statements.

        For catastrophe-exposed insurance business, our insurance group seeks to limit the amount of exposure to catastrophic losses it assumes through a combination of managing aggregate limits, underwriting guidelines and reinsurance. For a discussion of our risk management policies, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, Estimates and Recent Accounting Pronouncements—Ceded Reinsurance" and "Risk Factors—Risks Relating to Our Industry—The failure of any of the loss limitation methods we employ could have a material adverse effect on our financial condition or results of operations."

        Claims Management.    Our insurance group's claims management function is performed by claims professionals, as well as experienced external claims managers (third party administrators), where appropriate. In addition to investigating, evaluating and resolving claims, members of our insurance group's claims departments work with underwriting professionals as functional teams in order to develop products and services desired by the group's customers.

  Our Reinsurance Operations

        Our reinsurance operations are conducted on a worldwide basis through our reinsurance subsidiaries, Arch Re Bermuda, Arch Re U.S. and Arch Re Europe. Arch Re Bermuda has offices in Bermuda. Arch Re Bermuda's branch office in Switzerland transferred its operations to Arch Re Europe in the fourth quarter of 2008. However, Arch Re Bermuda retained the reinsurance business written by Arch Re Bermuda Swiss Branch from its opening in 2006 until the time its operations were transferred to Arch Re Europe Swiss Branch. In the first quarter of 2009, Arch Re Bermuda Swiss Branch was formally de-registered from the commercial register of the Canton of Zurich. Our newly-formed reinsurance company, Arch Re Europe, is headquartered in Dublin with a branch office in Zurich. Arch Re Europe commenced underwriting in the fourth quarter of 2008 to complement the existing property and casualty treaty capabilities within our reinsurance group. Arch Re U.S. operates out of its office in Morristown, New Jersey. Our property facultative reinsurance operations are primarily conducted through Arch Re U.S. with certain executive functions conducted through Arch Re Facultative Underwriters Inc. located in Farmington, Connecticut. Arch Re Denmark is a subsidiary of Arch Re Bermuda which underwrote travel and accident reinsurance on behalf of Arch Insurance Europe until the end of 2008. Commencing January 1, 2009, Arch Re Denmark started underwriting travel and accident reinsurance on behalf of Arch Re Europe. As of February 15, 2009, our reinsurance group had approximately 160 employees.

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

    Through our property facultative reinsurance group, we also write reinsurance on a facultative basis whereby the reinsurer assumes part of the risk under a single insurance contract. Facultative reinsurance is typically purchased by ceding companies for individual risks not covered by their reinsurance treaties, for unusual risks or for amounts in excess of the limits on their reinsurance treaties. Our property facultative reinsurance group focuses on commercial property risks on an excess of loss basis.

  •
  Other Specialty.  Our reinsurance group writes other specialty lines, including non-standard automobile, surety, accident and health, workers' compensation catastrophe, trade credit and political risk.

  •
  Property Catastrophe.  Our reinsurance group reinsures catastrophic perils for our reinsureds on a treaty basis. Treaties in this type of business provide protection for most catastrophic losses that are covered in the underlying policies written by our reinsureds. The primary perils in our reinsurance group's portfolio include hurricane, earthquake, flood, tornado, hail and fire. Our reinsurance group may also provide coverage for other perils on a case-by-case basis. Property catastrophe reinsurance provides coverage on an excess of loss basis when aggregate losses and loss adjustment expense from a single occurrence of a covered peril exceed the retention specified in the contract. The multiple claimant nature of property catastrophe reinsurance requires careful monitoring and control of cumulative aggregate exposure.

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

        Premiums Written and Geographic Distribution.    Set forth below is summary information regarding net premiums written for our reinsurance group:

	Years Ended December 31,
	2008		2007		2006
(U.S. dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Net premiums written
Casualty(1)	$347,198	30.2	$466,209	39.4	$591,219	43.3
Property excluding property catastrophe(2)	328,684	28.6	248,367	21.0	297,080	21.8
Property catastrophe	231,146	20.1	202,203	17.1	146,751	10.7
Other specialty	146,452	12.8	148,776	12.6	218,157	16.0
Marine and aviation	90,733	7.9	110,586	9.3	109,865	8.0
Other	3,910	0.4	8,247	0.6	2,290	0.2

Total	$1,148,123	100.0	$1,184,388	100.0	$1,365,362	100.0

Net premiums written by client location
United States	$631,896	55.0	$688,841	58.2	$770,309	56.4
Europe	331,072	28.8	258,952	21.9	368,332	27.0
Bermuda	137,215	12.0	179,935	15.2	132,618	9.7
Other	47,940	4.2	56,660	4.7	94,103	6.9

Total	$1,148,123	100.0	$1,184,388	100.0	$1,365,362	100.0

Net premiums written by underwriting location
Bermuda	$662,896	57.7	$691,782	58.4	$813,356	59.6
United States	419,805	36.6	471,551	39.8	552,006	40.4
Other	65,422	5.7	21,055	1.8	—	—

Total	$1,148,123	100.0	$1,184,388	100.0	$1,365,362	100.0

(1)
Includes professional liability, executive assurance and healthcare business.

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

        Risk Management and Retrocession.    Our reinsurance group currently purchases "common account" retrocessional arrangements for certain treaties. Such arrangements reduce the effect of individual or aggregate losses to all companies participating in such treaties, including the reinsurers. Our reinsurance group will continue to evaluate its retrocessional requirements. See note 4, "Reinsurance," of the notes accompanying our consolidated financial statements.

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

Employees

        As of February 15, 2009, ACGL and its subsidiaries employed approximately 1,200 full-time employees.

Reserves

        Reserve estimates are derived after extensive consultation with individual underwriters, actuarial analysis of the loss reserve development and comparison with industry benchmarks. Our reserves are established and reviewed by highly professional internal actuaries. Generally, reserves are established without regard to whether we may subsequently contest the claim. We do not currently discount our loss reserves except for excess workers' compensation and employers' liability loss reserves produced by Wexford, a new line of business for us in 2007.

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

        The following table represents the development of loss reserves as determined under accounting principles generally accepted in the United States of America ("GAAP") for 1998 through 2008. This table does not present accident or policy year development data and, instead, presents an analysis of the claim development of gross and net balance sheet reserves existing at each calendar year-end in subsequent calendar years. The top line of the table shows the reserves, net of reinsurance recoverables, at the balance sheet date for each of the indicated years. This represents the estimated amounts of net losses and loss adjustment expenses arising in all prior years that are unpaid at the balance sheet date, including incurred but not reported ("IBNR") reserves. The table also shows the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years. The "cumulative redundancy (deficiency)" represents the aggregate change in the estimates over all prior years. The table also shows the cumulative amounts paid as of successive years with respect to that reserve liability. In addition, the table reflects the claim development of the gross balance sheet reserves for ending reserves at December 31, 1998 through December 31, 2007. With respect to the information in the table, it should be noted that each amount includes the effects of all changes in amounts for prior periods.

        Results for 1998 to 2000 relate to our prior reinsurance operations, which were sold on May 5, 2000 to WTM Re. With respect to 2000, no reserves are reported in the table below because all reserves for business written through May 5, 2000 were assumed by WTM Re in the May 5, 2000 asset sale, and we did not write or assume any business during 2000 subsequent to the asset sale. Activity subsequent to 2000 relates to acquisitions made by us and our underwriting initiatives that commenced in October 2001.

 Development of GAAP Reserves
Cumulative Redundancy (Deficiency)

	Years Ended December 31,
(U.S. dollars in millions)	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008
Reserve for losses and loss adjustment expenses, net of reinsurance recoverables	$186	$309	—	$21	$381	$1,543	$2,875	$4,063	$4,911	$5,483	$5,938
Cumulative net paid losses as of:
One year later	88	311	—	15	82	278	449	745	843	954
Two years later	216	311	—	19	141	437	811	1,332	1,486
Three years later	216	311	—	24	172	596	1,110	1,688
Four years later	216	311	—	26	204	706	1,300
Five years later	216	311	—	26	218	787
Six years later	216	311	—	25	233
Seven years later	216	311	—	25
Eight years later	216	311	—
Nine years later	216	311
Ten years later	216
Net re-estimated reserve as of:
One year later	216	311	—	25	340	1,444	2,756	3,986	4,726	5,173
Two years later	216	311	—	25	335	1,353	2,614	3,809	4,387
Three years later	216	311	—	27	335	1,259	2,487	3,541
Four years later	216	311	—	27	312	1,237	2,353
Five years later	216	311	—	28	315	1,187
Six years later	216	311	—	26	302
Seven years later	216	311	—	25
Eight years later	216	311	—
Nine years later	216	311
Ten years later	216
Cumulative net redundancy (deficiency)	$(30)	$(2)	—	$(4)	$79	$356	$522	$522	$524	$310

Cumulative net redundancy (deficiency) as a percentage of net reserves	(16.1)	(1.0)	—	(18.7)	20.7	23.1	18.1	12.8	10.7	5.7
Gross reserve for losses and loss adjustment expenses	$216	$365	—	$111	$592	$1,912	$3,493	$5,453	$6,463	$7,092	$7,667
Reinsurance recoverable	(30)	(56)	—	(90)	(211)	(369)	(618)	(1,390)	(1,552)	(1,609)	(1,729)

Net reserve for losses and loss adjustment expenses	186	309	—	21	381	1,543	2,875	4,063	$4,911	$5,483	$5,938

Gross re-estimated reserve	246	367	—	182	548	1,509	2,903	4,955	5,824	6,775
Re-estimated reinsurance recoverable	(30)	(56)	—	(157)	(246)	(322)	(550)	(1,414)	(1,437)	(1,602)

Net re-estimated reserve	216	311	—	25	302	1,187	2,353	3,541	4,387	5,173

Gross re-estimated redundancy (deficiency)	$(30)	$(2)	—	$(71)	$44	$403	$590	$498	$639	$317

        The following table represents an analysis of losses and loss adjustment expenses and a reconciliation of the beginning and ending reserve for losses and loss adjustment expenses.

	Years Ended December 31,
(U.S. dollars in thousands)	2008	2007	2006
Reserve for losses and loss adjustment expenses at beginning of year	$7,092,452	$6,463,041	$5,452,826
Unpaid losses and loss adjustment expenses recoverable	1,609,619	1,552,157	1,389,768

Net reserve for losses and loss adjustment expenses at beginning of year	5,482,833	4,910,884	4,063,058
Increase (decrease) in net losses and loss adjustment expenses incurred relating to losses occurring in:
Current year	2,158,914	1,829,534	1,867,344
Prior years	(310,170)	(185,364)	(76,795)

Total net incurred losses and loss adjustment expenses	1,848,744	1,644,170	1,790,549
Foreign exchange (gains) losses	(133,881)	45,192	47,711
Less net losses and loss adjustment expenses paid relating to losses occurring in:
Current year	305,513	274,102	245,856
Prior years	954,361	843,311	744,578

Total net paid losses and loss adjustment expenses	1,259,874	1,117,413	990,434
Net reserve for losses and loss adjustment expenses at end of year	5,937,822	5,482,833	4,910,884
Unpaid losses and loss adjustment expenses recoverable	1,729,135	1,609,619	1,552,157

Reserve for losses and loss adjustment expenses at end of year	$7,666,957	$7,092,452	$6,463,041

        Our reserving method to date has to a large extent been the expected loss method, which is commonly applied when limited loss experience exists. We select the initial expected loss and loss adjustment expense ratios based on information derived by our underwriters and actuaries during the initial pricing of the business, supplemented by industry data where appropriate. These ratios consider, among other things, rate changes and changes in terms and conditions that have been observed in the market. Any estimates and assumptions made as part of the reserving process could prove to be inaccurate due to several factors, including the fact that relatively limited historical information has been reported to us through December 31, 2008. As actual loss information is reported to us and we develop our own loss experience, we will give more emphasis to other actuarial techniques.

        During 2008, on a gross basis, we recorded a redundancy on reserves recorded in prior years of approximately $317.7 million while, on a net basis, we recorded a redundancy on reserves recorded in prior years of approximately $310.2 million. The net favorable development consisted of $231.2 million from the reinsurance segment and $79.0 million from the insurance segment. Of the net favorable development in the reinsurance segment, $126.1 million came from short-tail lines, and $105.1 million came from casualty and marine and aviation business. The development resulted from better than anticipated loss emergence. The net favorable development was partially offset by an increase in acquisition expenses of $11.1 million. In addition, in its reserving process in 2002 and 2003, the reinsurance segment recognized that there is a possibility that the assumptions made could prove to be inaccurate due to several factors primarily related to the start up nature of its operations. Due to the availability of additional data, and based on reserve analyses, it was determined that it was no longer necessary to continue to include such factors in 2004 or subsequent periods. Based on the level of claims activity reported to date, the reinsurance segment reduced the amount of reserves it had recorded in 2002 and 2003 by $2.7 million in 2008. Except as discussed above, the estimated favorable development in the reinsurance segment's prior year reserves did not reflect any significant changes in the key assumptions it made to estimate these reserves at December 31, 2007. As a result of applying a small amount of weight to its own experience, the insurance segment reduced loss selections for some lines, in particular those written on a claims-made basis and for which it now believes it has a reasonable level of credible data. The insurance segment's net favorable development of $79.0 million was primarily due to reductions in reserves in medium-tailed and long-tailed lines of business resulting from such changes. The net favorable development was partially offset by an increase in acquisition expenses of $15.9 million, primarily due to sliding scale arrangements on certain policies.

        During 2007, on a gross basis, we recorded a redundancy on reserves recorded in prior years of approximately $253.7 million while, on a net basis, we recorded a redundancy on reserves recorded in prior years of approximately $185.4 million. The net favorable development consisted of $172.7 million from the reinsurance segment and $12.7 million from the insurance segment. Of the net favorable development in the reinsurance segment, $110.6 million came from short-tail lines, and $62.1 million came from casualty and marine and aviation business. The development resulted from better than anticipated loss emergence. The net favorable development was partially offset by an increase in acquisition expenses of $18.5 million. In addition, in its reserving process in 2002 and 2003, the reinsurance segment recognized that there is a possibility that the assumptions made could prove to be inaccurate due to several factors primarily related to the start up nature of its operations. Due to the availability of additional data, and based on reserve analyses, it was determined that it was no longer necessary to continue to include such factors in 2004 or subsequent periods. Based on the level of claims activity reported to date, the reinsurance segment reduced the amount of reserves it had recorded in 2002 and 2003 by $10.6 million in 2007. Except as discussed above, the estimated favorable development in the reinsurance segment's prior year reserves did not reflect any significant changes in the key assumptions it made to estimate these reserves at December 31, 2006. As a result of applying a small amount of weight to its own experience, the insurance segment reduced loss selections for some lines, in particular those written on a claims-made basis and for which it now believes it has a reasonable level of credible data. The insurance segment's net favorable development of $12.7 million was primarily due to reductions in reserves in medium-tailed and long-tailed lines of business resulting from such changes, partially offset by adverse development of $33.3 million from short-tail lines which primarily resulted from higher than expected claims development. The net favorable development was partially offset by an increase in acquisition expenses of $9.5 million, primarily due to sliding scale arrangements on certain policies.

        During 2006, on a gross basis, we recorded a deficiency on reserves recorded in prior years of approximately $28.3 million while, on a net basis, we recorded a redundancy on reserves recorded in prior years of approximately $76.8 million. The gross deficiency primarily resulted from adverse development on the 2005 catastrophic events while, on a net basis, a significant portion of the adverse development was covered by reinsurance. The net favorable development consisted of $68.5 million from the reinsurance segment and $8.3 million from the insurance segment. Of the net favorable development in the reinsurance segment, $37.1 million came from short-tail lines, and $31.4 million came from longer-tail lines. The development resulted from better than anticipated loss emergence and was net of $38.1 million of adverse development on the 2005 catastrophic events, primarily in short-tail lines. The net favorable development was partially offset by an increase in acquisition expenses of $7.8 million. As noted above, in its reserving process in 2002 and 2003, the reinsurance segment recognized that there is a possibility that the assumptions made could prove to be inaccurate due to several factors primarily related to the start up nature of its operations. Due to the availability of additional data, and based on reserve analyses, it was determined that it was no longer necessary to continue to include such factors. Following reserve reviews, and based on the level of claims activity reported to date, the reinsurance segment reduced the amount of reserves it had recorded in 2002 and 2003 by $7.7 million in 2006. Except as discussed above, the estimated favorable development in the reinsurance segment's prior year reserves did not reflect any significant changes in the key assumptions it made to estimate these reserves at December 31, 2005. The insurance segment's net favorable development of $8.3 million was primarily due to reductions in reserves in certain medium-tailed and long-tailed lines of business, in particular for those lines of business written on a claims-made basis and for which it now believes it has a reasonable level of credible data, partially offset by adverse development of $44.0 million from short-tail lines which included $30.8 million of adverse development on the 2005 catastrophic events.

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

Investments

        At December 31, 2008, consolidated cash and invested assets totaled approximately $10.0 billion, consisting of $832.9 million of cash and short-term investments, $8.75 billion of fixed maturities and fixed maturities pledged under securities lending agreements, $301.0 million of investment funds accounted for using the equity method and $109.6 million of other investments. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources—Financial Condition—Investable Assets" and note 7, "Investment Information," of the notes accompanying our financial statements.

        The following table summarizes the market value of our cash and invested assets at December 31, 2008 and 2007:

	December 31,
	2008		2007
(U.S. dollars in thousands)	Estimated Market Value	% of Total	Estimated Market Value	% of Total
Cash and short-term investments(1)	$832,889	8.3	$939,170	9.3

Fixed maturities and fixed maturities pledged under securities lending agreements(1):
Corporate bonds	2,019,373	20.2	2,452,527	24.2
Mortgage backed securities	1,581,736	15.8	1,234,596	12.2
U.S. government and government agencies	1,463,897	14.7	1,165,423	11.5
Commercial mortgage backed securities	1,219,737	12.2	1,315,680	13.0
Asset backed securities	970,041	9.7	1,008,030	9.9
Municipal bonds	965,966	9.7	990,325	9.8
Non-U.S. government securities	527,972	5.3	434,243	4.3

Sub-total	8,748,722	87.6	8,600,824	84.9

Investment funds accounted for using the equity method	301,027	3.0	235,975	2.3
Other investments	109,601	1.1	353,694	3.5

Total cash and invested assets(1)(2)	$9,992,239	100.0	$10,129,663	100.0

(1)
In our securities lending transactions, we receive collateral in excess of the market value of the fixed maturities and short-term investments pledged under securities lending agreements. For purposes of this table, we have excluded $730.2 million and $1.5 billion, respectively, of collateral received which is reflected as "investment of funds received under securities lending agreements, at market value" and included $728.1 million and $1.46 billion, respectively, of "fixed maturities and short-term investments pledged under securities lending agreements, at market value" at December 31, 2008 and 2007.

(2)
Includes certain securities transactions entered into but not settled at the balance sheet date. Net of such amounts, total cash and investments were approximately $9.97 billion at December 31, 2008 and $10.12 billion at December 31, 2007.

        Our current investment guidelines and approach stress preservation of capital, market liquidity and diversification of risk. Our investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities. At December 31, 2008, approximately 97% of our fixed maturities and fixed maturities pledged under securities lending agreements were rated investment grade by the major rating agencies, primarily Standard & Poor's Rating Services ("Standard & Poor's"), compared to 98% at December 31, 2007. At December 31, 2008 and 2007, our fixed maturities, fixed maturities pledged under securities lending agreements and short-term investments had an average credit quality rating of "AA+" and an average effective duration of approximately 3.62 years and 3.29 years, respectively.

        We participate in a securities lending program under which certain of our fixed income portfolio securities are loaned to third parties, primarily major brokerage firms, for short periods of time through a lending agent. Such securities have been reclassified as "Fixed maturities and short-term investments pledged under securities lending agreements, at market value." We maintain legal control over the securities we lend, retain the earnings and cash flows associated with the loaned securities and receive a fee from the borrower for the temporary use of the securities. Collateral received, primarily in the form of cash, is required at a rate of 102% of the market value of the loaned securities (or 105% of the market value of the loaned securities when the collateral and loaned securities are denominated in non-U.S. currencies) including accrued investment income and is monitored and maintained by the lending agent. Such collateral is reinvested and is reflected as "investment of funds received under securities lending agreements, at market value." At December 31, 2008, the market value and amortized cost of fixed maturities and short-term investments pledged under securities lending agreements were $728.1 million and $717.2 million, respectively, while collateral received totaled $753.5 million at market value and amortized cost. The market value of the reinvested collateral totaled $730.2 million at December 31, 2008. At December 31, 2007, the market value and amortized cost of fixed maturities and short-term investments pledged under securities lending agreements were $1.46 billion and $1.44 billion, respectively, while collateral received totaled $1.5 billion at market value and amortized cost.

        The credit quality distribution of our fixed maturities and fixed maturities pledged under securities lending agreements at December 31, 2008 and 2007 are shown below:

(U.S. dollars in thousands)	December 31, 2008		December 31, 2007
Rating(1)	Estimated Market Value	% of Total	Estimated Market Value	% of Total
AAA	$6,756,503	77.2	$6,600,258	76.7
AA	815,512	9.3	882,262	10.3
A	750,947	8.6	677,047	7.9
BBB	195,319	2.2	243,610	2.8
BB	52,349	0.6	25,390	0.3
B	126,688	1.5	128,459	1.5
Lower than B	9,549	0.1	11,321	0.1
Not rated	41,855	0.5	32,477	0.4

Total	$8,748,722	100.0	$8,600,824	100.0

(1)
Ratings as assigned by the major rating agencies.

        For 2008 and 2007, set forth below is the pre-tax total return (before investment expenses) of our investment portfolio (including fixed maturities, short-term investments and fixed maturities and short-term investments pledged under securities lending agreements) compared to the benchmark return against which we measured our portfolio during the year. Our investment expenses were approximately 0.14% of average invested assets in 2008, compared to 0.15% in 2007.

	Arch Portfolio	Benchmark Return(1)
Pre-tax total return (before investment expenses):
Year ended December 31, 2008	(2.84)%	(1.42)%
Year ended December 31, 2007	6.52%	6.97%

(1)
The benchmark return is a weighted average of the benchmarks assigned to each of our investment managers. The benchmarks used vary based on the nature of the portfolios under management. In all but a few instances, the benchmarks used are Lehman indices.

Ratings

        Our ability to underwrite business is dependent upon the quality of its claims paying ability and financial strength ratings as evaluated by independent agencies. Such ratings from third party internationally recognized statistical rating organizations or agencies are instrumental in establishing the competitive positions of companies in our industry. We believe that the primary users of such ratings include commercial and investment banks, policyholders, brokers, ceding companies and investors. Insurance ratings are also used by insurance and reinsurance intermediaries as an important means of assessing the financial strength and quality of insurers and reinsurers, and have become an increasingly important factor in establishing the competitive position of insurance and reinsurance companies. These ratings are often an important factor in the decision by an insured or intermediary of whether to place business with a particular insurance or reinsurance provider. Periodically, rating agencies evaluate us to confirm that we continue to meet their criteria for the ratings assigned to us by them. A.M. Best Company ("A.M. Best") maintains a letter scale rating system ranging from "A++" (Superior) to "F" (In Liquidation). Moody's Investors Service ("Moody's") maintains a letter scale rating from "Aaa" (Exceptional) to "NP" (Not Prime). Standard & Poor's maintains a letter scale rating system ranging from "AAA" (Extremely Strong) to "R" (Under Regulatory Supervision). Our reinsurance subsidiaries, Arch Re U.S., Arch Re Bermuda and Arch Re Europe (Standard & Poor's rating only), and our principal insurance subsidiaries, Arch Insurance, Arch E&S, Arch Specialty, Arch Indemnity (A.M. Best and Standard & Poor's rating only), and Arch Insurance Europe, each currently has a financial strength rating of "A" (Excellent, the third highest out of fifteen rating levels) with a stable outlook from A.M. Best, "A2" (Good, the sixth highest out of 21 rating levels) with a stable outlook from Moody's and "A" (Strong, the sixth highest out of 21 rating levels) with a stable outlook from Standard & Poor's. Fitch Ratings ("Fitch") has assigned a financial strength rating of "A+" (Strong, the fifth highest out of 24 rating levels) with a stable outlook to Arch Re Bermuda.

        ACGL has received counterparty (issuer) credit ratings of "BBB+" (eighth highest out of 22 rating levels) with a positive outlook from Standard & Poor's, "Baa1" (eighth highest out of 21 rating levels) with a stable outlook from Moody's and "A" long term issuer rating (sixth highest out of 23 rating levels) with a stable outlook from Fitch. A counterparty credit rating provides an opinion on an issuer's overall capacity and willingness to meet its financial commitments as they become due, but is not specific to a particular financial obligation. ACGL's senior debt was assigned a rating of "BBB+" from Standard & Poor's, "Baa1" from Moody's and "A-" from Fitch. ACGL's series A non-cumulative preferred shares and series B non-cumulative preferred shares were both assigned a "BBB-" rating by Standard & Poor's, a "Baa3" by Moody's and a "BBB+" rating by Fitch.

        The financial strength ratings assigned by rating agencies to insurance and reinsurance companies represent independent opinions of financial strength and ability to meet policyholder obligations and are not directed toward the protection of investors, nor are they recommendations to buy, hold or sell any securities. We can offer no assurances that our ratings will remain at their current levels, or that our security will be accepted by brokers and our insureds and reinsureds. A ratings downgrade or the potential for such a downgrade, or failure to obtain a necessary rating, could adversely affect both our relationships with agents, brokers, wholesalers and other distributors of our existing products and services and new sales of our products and services. In addition, under certain of the reinsurance agreements assumed by our reinsurance operations, upon the occurrence of a ratings downgrade or other specified triggering event with respect to our reinsurance operations, such as a reduction in surplus by specified amounts during specified periods, our ceding company clients may be provided with certain rights, including, among other things, the right to terminate the subject reinsurance agreement and/or to require that our reinsurance operations post additional collateral. In the event of a ratings downgrade or other triggering event, the exercise of such contract rights by our clients could have a material adverse effect on our financial condition and results of operations, as well as our ongoing business and operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources—Liquidity and Capital Resources."

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

        In our insurance business, we compete with insurers that provide specialty property and casualty lines of insurance, including: ACE Limited, Allied World Assurance Company, Ltd., American International Group, Inc., AXIS Capital Holdings Limited, Berkshire Hathaway, Inc., Chubb Corporation, Endurance Specialty Holdings Ltd., The Hartford Financial Services Group, Inc., HCC Insurance Holdings, Inc., Lloyd's of London, The Travelers Companies, W.R. Berkley Corp., XL Capital Ltd. and Zurich Insurance Group. In our reinsurance business, we compete with reinsurers that provide property and casualty lines of reinsurance, including ACE Limited, AXIS Capital Holdings Limited, Berkshire Hathaway, Inc., Endurance Specialty Holdings Ltd., Everest Re Group Ltd., Hannover Rückversicherung AG, Lloyd's of London, Montpelier Re Holdings Ltd., Munich Re Group, PartnerRe Ltd., Platinum Underwriters Holdings, Ltd., RenaissanceRe Holdings Ltd., Swiss Reinsurance Company, Transatlantic Holdings, Inc. and XL Capital Ltd. We do not believe that we have a significant market share in any of our markets.

Regulation

  U.S. Insurance Regulation

        General.    In common with other insurers, our U.S.-based subsidiaries are subject to extensive governmental regulation and supervision in the various states and jurisdictions in which they are domiciled and licensed and/or approved to conduct business. The laws and regulations of the state of domicile have the most significant impact on operations. This regulation and supervision is designed to protect policyholders rather than investors. Generally, regulatory authorities have broad regulatory powers over such matters as licenses, standards of solvency, premium rates, policy forms, marketing practices, claims practices, investments, security deposits, methods of accounting, form and content of financial statements, reserves and provisions for unearned premiums, unpaid losses and loss adjustment expenses, reinsurance, minimum capital and surplus requirements, dividends and other distributions to shareholders, periodic examinations and annual and other report filings. In addition, transactions among affiliates, including reinsurance agreements or arrangements, as well as certain third party transactions, require prior regulatory approval from, or prior notice to, the applicable regulator under certain circumstances. Certain insurance regulatory requirements are highlighted below. In addition, regulatory authorities conduct periodic financial, claims and market conduct examinations. Arch Insurance Europe is also subject to certain governmental regulation and supervision in the various states where it has been approved as an excess and surplus lines insurer.

        The New York Attorney General, various state insurance regulatory authorities and others continue to prosecute actions arising out of contingent commission payments to brokers (and the disclosures relating to such payments), "bid-rigging," "steering," and other practices in the insurance industry. Although certain brokers have announced new fee structures in response to the industry investigations and, as part of these new initiatives, have requested that our insurance subsidiaries enter into standardized payment arrangements, we have determined to negotiate payment arrangements with our brokers on a case by case basis. However, this has not affected certain agreements between our insurance subsidiaries and managing general agents providing for the payment to such agents of additional commissions based upon the profitability of the business produced by those agents. We cannot predict the effect that these prosecutions, any related investigations and/or resulting changes in insurance practices (including future legislation and/or regulations that may become applicable to our business) will have on the insurance industry, the regulatory framework or our business. See "Risk Factors—Risks Relating to Our Industry—Our reliance on brokers subjects us to their credit risk."

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

        As of February 15, 2009: (1) Arch Re U.S. is licensed or is an accredited or otherwise approved reinsurer in 50 states and the District of Columbia; (2) Arch Insurance is licensed as an insurer in 50 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Guam with a branch office in Canada; (3) Arch Specialty is licensed in one state and approved as an excess and surplus lines insurer in 49 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands; (4) Arch E&S is licensed in one state and approved as an excess and surplus lines insurer in 47 states and the District of Columbia; (5) Arch Indemnity is licensed as an insurer in 49 states and the District of Columbia; and (6) Arch Insurance Europe is approved as an excess and surplus lines insurer in 16 states and the District of Columbia. Neither Arch Re Bermuda nor Arch Re Europe expects to become licensed, accredited or so approved in any U.S. jurisdiction.

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

        Regulation of Dividends and Other Payments from Insurance Subsidiaries.    The ability of an insurer to pay dividends or make other distributions is subject to insurance regulatory limitations of the insurance company's state of domicile. Generally, such laws limit the payment of dividends or other distributions above a specified level. Dividends or other distributions in excess of such thresholds are "extraordinary" and are subject to prior regulatory approval. Such dividends or distributions may be subject to applicable withholding or other taxes. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources—Liquidity and Capital Resources" and note 15, "Statutory Information," of the notes accompanying our financial statements.

        Insurance Regulatory Information System Ratios.    The National Association of Insurance Commissioners ("NAIC") Insurance Regulatory Information System ("IRIS") was developed by a committee of state insurance regulators and is intended primarily to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies 13 industry ratios (referred to as "IRIS ratios") and specifies "usual values" for each ratio. Departure from the usual values of the IRIS ratios can lead to inquiries from individual state insurance commissioners as to certain aspects of an insurer's business. For 2008, certain of our U.S.-based subsidiaries generated IRIS ratios that were outside of the usual values. To date, none of these subsidiaries has received any notice of regulatory review but there is no assurance that we may not be notified in the future.

        Accreditation.    The NAIC has instituted its Financial Regulatory Accreditation Standards Program ("FRASP") in response to federal initiatives to regulate the business of insurance. FRASP provides a set of standards designed to establish effective state regulation of the financial condition of insurance companies. Under FRASP, a state must adopt certain laws and regulations, institute required regulatory practices and procedures, and have adequate personnel to enforce such items in order to become an "accredited" state. If a state is not accredited, other states may not accept certain financial examination reports of insurers prepared solely by the regulatory agency in such unaccredited state. The respective states in which Arch Re U.S., Arch Insurance, Arch E&S, Arch Specialty and Arch Indemnity are domiciled are accredited states.

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

        An insurer will be subject to varying degrees of regulatory action depending on how its statutory surplus compares to its risk-based capital calculation. Equity investments in common stock typically are valued at 85% of their market value under the risk-based capital guidelines. For equity investments in an insurance company affiliate, the risk-based capital requirements for the equity securities of such affiliate would generally be our U.S.-based subsidiaries' proportionate share of the affiliate's risk-based capital requirement.

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

        Federal Regulation.    Although state regulation is the dominant form of regulation for insurance and reinsurance business, the federal government has shown increasing concern over the adequacy of state regulation. It is not possible to predict the future impact of any potential federal regulations or other possible laws or regulations on our U.S.-based subsidiaries' capital and operations, and such laws or regulations could materially adversely affect their business.

        Terrorism Risk Insurance Program Reauthorization Act of 2007.    On November 26, 2002, President Bush signed into law the Terrorism Risk Insurance Act of 2002, which was amended and extended by the Terrorism Risk Insurance Extension Act of 2005 and amended and extended again by the Terrorism Risk Insurance Program Reauthorization Act of 2007 ("TRIPRA") through December 31, 2014. TRIPRA provides a federal backstop for insurance-related losses resulting from any act of terrorism on U.S. soil or against certain U.S. air carriers, vessels or foreign missions. Under TRIPRA, all U.S.-based property and casualty insurers are required to make terrorism insurance coverage available in specified commercial property and casualty insurance lines. Under TRIPRA, the federal government will pay 85% of covered losses after an insurer's losses exceed a deductible determined by a statutorily prescribed formula, up to a combined annual aggregate limit for the federal government and all insurers of $100 billion. If an act (or acts) of terrorism result in covered losses exceeding the $100 billion annual limit, insurers with losses exceeding their deductibles will not be responsible for additional losses. The deductible for each year is based on the insurer's direct commercial earned premiums for property and casualty insurance, excluding certain lines of business such as commercial auto, surety, professional liability and earthquake lines of business, for the prior calendar year multiplied by 20%. The specified percentages for prior periods were 10% for 2004, 15% for 2005, 17.5% for 2006, 20% for 2007 and 20% for 2008, which extends through 2014.

        Our U.S.-based property and casualty insurers, Arch Insurance, Arch Specialty, Arch E&S and Arch Indemnity, are subject to TRIPRA. TRIPRA specifically excludes reinsurance business and, accordingly, does not apply to our reinsurance operations. Our U.S. insurance group's deductible for 2008 was approximately $261.7 million (i.e., 20.0% of earned premiums). Based on 2008 direct commercial earned premiums, our U.S. insurance group's deductible for 2009 is approximately $244.1 million (i.e., 20.0% of such earned premiums).

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

        Legislative and Regulatory Proposals.    From time to time various regulatory and legislative changes have been proposed in the insurance and reinsurance industry. Among the proposals that have in the past been or are at present being considered are the possible introduction of federal regulation in addition to, or in lieu of, the current system of state regulation of insurers. In addition, there are a variety of proposals being considered by various state legislatures. In December 2008, the NAIC adopted its Reinsurance Regulatory Modernization Framework Proposal (the "Reinsurance Proposal"), which aims to eliminate the universal 100 percent collateral requirement presently imposed on foreign reinsurers, such as Arch Re Bermuda, and establishes instead a sliding scale percentage rating system for assessing collateral obligations. To this end, the Reinsurance Proposal creates two new classes of reinsurers in the United States: "national" reinsurers and "port of entry" ("POE") reinsurers. A national reinsurer is licensed and domiciled in a U.S. home state and approved by such state to transact reinsurance business across the U.S. while submitting solely to the regulatory authority of the home state supervisor. A POE reinsurer is defined as a non-U.S. assuming reinsurer that is certified in a port of entry state and approved by such state to provide creditable reinsurance to the U.S. market.

        The Reinsurance Proposal also creates a single regulatory body, the Reinsurance Supervision Review Department ("RSRD"), that will establish uniform standards for evaluating reinsurance regulations of the United States and foreign countries. Through the use of uniform standards, the RSRD will determine whether POE reinsurers qualify for reduced collateral requirements. New York has also initiated its own collateral reform proposals, which, if adopted, would create collateral standards that, like the Reinsurance Proposal, focus primarily on the financial strength of reinsurers without regard to jurisdictions of domicile. The Reinsurance Proposal, however, is not self-executing and does not become effective until Congress enacts legislation that preempts state laws that impose higher collateral requirements than the domestic or port of entry states require.

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

        Classification of Insurers.    The Insurance Act distinguishes between insurers carrying on long-term business and insurers carrying on general business. There are six classifications of insurers carrying on general business, with Class 4 insurers subject to the strictest regulation. Arch Re Bermuda is registered as both a long-term insurer and a Class 4 insurer in Bermuda and is regulated as such under the Insurance Act.

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

        Approved Independent Auditor.    A Class 4 insurer must appoint an independent auditor who annually audits and reports on the insurer's financial statements prepared under generally accepted accounting principles or international financial reporting standards ("GAAP financial statements") and statutory financial statements and the statutory financial return of the insurer, all of which, in the case of Arch Re Bermuda, are required to be filed annually with the BMA. The independent auditor must be approved by the BMA.

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

        Annual Financial Statements.    Arch Re Bermuda is required to prepare and file a statutory financial return with the BMA. The statutory financial return for a Class 4 insurer includes, among other matters, a report of the approved independent auditor on the statutory financial statements of such insurer, solvency certificates, the statutory financial statements themselves, the opinion of the loss reserve specialist and a schedule of reinsurance ceded. Effective for 2008, Arch Re Bermuda is also required to file audited GAAP basis annual financial statements, which must be made available to the public, and a risk based capital model called the Bermuda Statutory Capital Requirement ("BSCR") model described below. All filings must be registered with the BMA within four months of the end of the relevant financial year (unless specifically extended upon application to the BMA).

        Minimum Solvency Margin,Enhanced Capital Requirement and Restrictions on Dividends and Distributions.    Under the Insurance Act, Arch Re Bermuda must ensure that the value of its general business assets exceeds the amount of its general business liabilities by an amount greater than the prescribed minimum solvency margin and enhanced capital requirement. As a Class 4 insurer, Arch Re Bermuda:

  •
  is required, with respect to its general business, to maintain a minimum solvency margin equal to the greatest of (A) $100 million, (B) 50% of net premiums written (being gross premiums written less any premiums ceded by Arch Re Bermuda but Arch Re Bermuda may not deduct more than 25% of gross premiums when computing net premiums written), and (C) 15% of reserves for losses and loss adjustment expenses and other insurance reserves;

  •
  is required to maintain available statutory capital and surplus to an amount that is equal to or exceeds the target capital levels based on enhanced capital requirements calculated using the BSCR model. The BSCR model is a risk based capital model introduced by the BMA effective for 2008 that measures risk and determines enhanced capital requirements and a target capital level (defined as 120% of the enhanced capital requirement) based on Arch Re Bermuda's statutory financial statements. The BSCR model includes a schedule of fixed income investments by rating categories, a schedule of net reserves for losses and loss adjustment expenses by statutory line of business, a schedule of net premiums written by statutory line of business, risk management schedules and stress and scenario testing;

  •
  is prohibited from declaring or paying any dividends during any financial year if it is in breach of its enhanced capital requirement, solvency margin or minimum liquidity ratio or if the declaration or payment of such dividends would cause such a breach (if it has failed to meet its minimum solvency margin or minimum liquidity ratio on the last day of any financial year, Arch Re Bermuda will be prohibited, without the approval of the BMA, from declaring or paying any dividends during the next financial year);

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

  •
  is required, at any time it fails to meet its enhanced capital requirement or solvency margin, to file with the BMA a written report containing certain information;

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

        ACGL and Arch Re Bermuda also need to comply with the provisions of The Bermuda Companies Act 1981 (the "Companies Act") regulating the payment of dividends and making distributions from contributed surplus. A company shall not declare or pay a dividend, or make a distribution out of contributed surplus, if there are reasonable grounds for believing that: (a) the company is, or would after the payment be, unable to pay its liabilities as they become due; or (b) the realizable value of the company's assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources—Liquidity and Capital Resources" and note 15, "Statutory Information," of the notes accompanying our financial statements.

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

  United Kingdom Insurance Regulation

        General.    The Financial Services Authority (the "FSA") regulates insurance and reinsurance companies operating in the U.K. under the Financial Services and Markets Act 2000 (the "FSMA"), including Arch Insurance Europe, our U.K.-based subsidiary. In May 2004, Arch Insurance Europe was licensed and authorized by the FSA. It holds the relevant permissions for the classes of insurance business which it underwrites in the U.K. All U.K. companies are also subject to a range of statutory provisions, including the laws and regulations of the Companies Acts 1985 and 2006 (as amended) (the "Companies Acts").

        The primary statutory goals of the FSA are to maintain and promote confidence in the U.K. financial system, secure the appropriate degree of protection for consumers and reduce financial crime. The FSA regulatory regime imposes risk management, solvency and capital requirements on U.K. insurance companies. The FSA has broad authority to supervise and regulate insurance companies which extends to enforcement of the provisions of the FSMA and intervention in the operations of an insurance company. The FSA regime is based on principles from which all of its rules and guidance derive. Among these principles, the FSA increasingly emphasizes a "culture of compliance" in those firms it regulates. The FSA carries out regular Advanced Risk Responsive Operating Framework ("ARROW") assessments of regulated firms to ensure that compliance with its rules and guidance. The FSA conducted risk assessments of Arch Insurance Europe in 2006 and 2008, and will continue to do so again on a regular schedule. The assessment provided the FSA's views on Arch Insurance Europe's risk profile and its regulatory capital requirements. In some cases, the FSA may require remedial action or adjustments to a company's management, operations, capital requirements, claims management or business plan. The FSA has announced that greater focus will be placed on senior management arrangements, systems and controls, the fair treatment of clients and making further progress towards the development of enhanced risk-based minimum capital requirements for non life insurance companies, working together with the regulatory bodies of the Member States of the European Union ("EU") and the European Commission, which acts as the initiator of action and executive body of the EU.

        Financial Resources.    Arch Insurance Europe is required to demonstrate to the FSA that it has adequate financial assets to meet the financial resources requirement for its category. On an annual basis, Arch Insurance Europe is required to provide the FSA with its own risk-based assessment of its capital needs, taking into account comprehensive risk factors, including market, credit, operational, liquidity and group risks to generate a revised calculation of its expected liabilities which, in turn, enable the FSA to provide individual capital guidance to Arch Insurance Europe. Arch Insurance Europe's surplus is above the risk-based capital threshold allowed by the FSA's individual capital assessment of Arch Insurance Europe. The FSA requires that Arch Insurance Europe maintain a margin of solvency calculation based on the classes of business for which it is authorized and within its premium income projections applied to its worldwide general business.

        Reporting Requirements.    Like all U.K. companies, Arch Insurance Europe must file and submit its annual audited financial statements and related reports to the Registrar of Companies under the Companies Acts together with an annual return of certain core corporate information and changes from the prior year. This requirement is in addition to the regulatory returns required to be filed annually with the FSA.

        Restrictions on Payment of Dividends.    Under English law, all companies are restricted from declaring a dividend to their shareholders unless they have "profits available for distribution." The calculation as to whether a company has sufficient profits is based on its accumulated realized profits minus its accumulated realized losses. U.K. insurance regulatory laws do not prohibit the payment of dividends, but the FSA requires that insurance companies maintain certain solvency margins and may restrict the payment of a dividend by Arch Insurance Europe. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources—Liquidity and Capital Resources" and note 15, "Statutory Information," of the notes accompanying our financial statements.

        European Union Considerations.    As a licensed insurance company in the U.K., a Member State of the EU, Arch Insurance Europe's authorization as an insurer is recognized throughout the European Economic Area ("EEA"), subject only to certain notification and application requirements. This authorization enables Arch Insurance Europe to establish a branch in any other Member State of the EU, where it will be subject to the insurance regulations of each such Member State with respect to the conduct of its business in such Member State, but remain subject only to the financial and operational supervision by the FSA. The framework for the establishment of branches in Member States of the EU other than the U.K. was generally set forth, and remains subject to, directives by the European Council, the legislative body of the EU, which directives are then implemented in each Member State. Arch Insurance Europe currently has branches in Germany, Italy, Spain, Denmark and Sweden, and may establish branches in other Member States of the EU in the future. Further, as an insurer in an EU Member State, Arch Insurance Europe has the freedom to provide insurance services anywhere in the EEA subject to compliance with certain rules governing such provision, including notification to the FSA.

        In addition, the European Commission, which acts as the initiator of action and executive body of the EU, has announced its intention to adopt a new directive on solvency requirements for insurers known as Solvency II. The directive has not yet formally been enacted. It is anticipated that Solvency II will not be implemented before 2013. Solvency II is a new regulatory regime which will impose economic risk-based solvency requirements across all EU Member States. Arch Insurance Europe, based in the U.K., will be required to comply with Solvency II requirements.

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

  Switzerland Reinsurance Regulation

        In November 2006, Arch Re Bermuda opened a branch office in Zurich, Switzerland named Arch Reinsurance Ltd., Hamilton (Bermuda), European Branch Zurich. In December 2008, Arch Re Europe opened Arch Re Europe Swiss Branch as a branch office. Upon the opening of this branch in the fourth quarter of 2008, the operations of Arch Re Bermuda Swiss Branch were transferred to Arch Re Europe. Arch Re Bermuda Swiss Branch was formally de-registered from the commercial register of the Canton of Zurich in early 2009. As both Arch Re Europe and Arch Re Bermuda are domiciled outside of Switzerland and their activities were and are limited to reinsurance, their respective branches in Switzerland were and are not required to be licensed by the Swiss insurance regulatory authorities.

  Ireland Reinsurance Regulation

        General.    The Irish Financial Services Regulatory Authority ("IFSRA") regulates insurance and reinsurance companies authorized in Ireland, including Arch Re Europe, our newly established Irish-based subsidiary. In October 2008, Arch Re Europe was licensed and authorized by IFSRA as a non-life reinsurer.

        Arch Re Europe must also comply with the European Communities (Reinsurance) Regulations, 2006 rules made thereunder and, insofar as relevant to reinsurance, the Irish Insurance Acts 1909 to 2000, regulations promulgated thereunder, regulations relating to reinsurance business promulgated under the European Communities Act 1972, the Irish Central Bank Acts 1942 to 1998 as amended, regulations promulgated thereunder and directions, guidelines and codes of conduct issued by IFSRA. Irish authorized reinsurers, such as Arch Re Europe, are also subject to the general body of Irish laws and regulations including the provisions of the Companies Acts 1963-2006.

        Financial Resources.    Arch Re Europe is required to maintain reserves, particularly in respect of underwriting liabilities and a solvency margin as provided for in the European Communities (Reinsurance) Regulations, 2006, related guidance and the European Communities Insurance Accounts Regulations, 1996. Assets constituting statutory reserves must comply with certain principles including obligations to secure sufficiency, liquidity, security, quality, profitability and currency matching of investments. Statutory reserves must be actuarially certified annually.

        Reporting Requirements.    Like most Irish companies, Arch Re Europe must file and submit its annual audited financial statements and related reports to the Registrar of Companies ("Registrar") under the Companies Acts 1963-2006 together with an annual return of certain core corporate information. Changes to core corporate information during the year must also be notified to the Registrar. These requirements are in addition to the regulatory returns required to be filed annually with IFSRA.

        Restrictions on Payment of Dividends.    Under Irish company law, Arch Re Europe is permitted to make distributions only out of profits available for distribution. A company's profits available for distribution are its accumulated, realized profits, so far as not previously utilized by distribution or capitalization, less its accumulated, realized losses, so far as not previously written off in a reduction or reorganization of capital duly made. Further, IFSRA has powers to intervene if a dividend payment were to lead to a breach of regulatory capital requirements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources—Liquidity and Capital Resources" and note 15, "Statutory Information," of the notes accompanying our financial statements.

        European Union Considerations.    As a reinsurance company authorized in Ireland, a Member State of the EU, Arch Re Europe's authorization is recognized throughout the EEA, subject only to any notification requirements imposed by other EU Member States. This authorization enables Arch Re Europe to conduct reinsurance services, or to establish a branch, in any other Member State of the EEA. Although, in doing so, it may be subject to the laws of such Member States with respect to the conduct of its business in such Member State, company law registrations and other matters, it will remain subject to financial and operational supervision by IFSRA only. Arch Re Europe has branches in Denmark and, outside the EEA, in Switzerland.

  European Union Insurance and Reinsurance Regulation

        The single system established in the EU for regulation and supervision of the general insurance sector and its single passport regime have until recently applied only to direct insurance, and there has been no common regulation of reinsurance in the EU. However, direct insurers established in a Member State of the EEA who were also authorized by their domestic regulatory authorities to transact reinsurance have freedom to establish branches in and provide insurance services to all EEA states and that freedom has in practice been extended to their reinsurance activities. On December 9, 2005, the EU published the Reinsurance Directive (the "Directive") as a first step in harmonization of reinsurance regulation in the single market. Member States of the EU and the EEA were required to implement the Directive by December 2007. Most Member States have implemented the Directive, but a few have yet to pass the necessary legislation. For the most part, pure reinsurers established in a Member State of the EU now have freedom to establish branches in and provide services to all EEA states similar to that enjoyed by direct insurers and they will be subject to similar rules in relation to licensing and financial supervision. At present, there are Member States in which this freedom does not fully apply.

        Arch Insurance Europe, being established in the U.K. and authorized by the FSA to write insurance and reinsurance, is able, subject to regulatory notifications and there being no objection from the FSA and the Member States concerned, to establish branches and provide insurance and reinsurance services in those EEA Member States which have implemented the Directive. Arch Re Europe, being established in Ireland and authorized by the IFSRA to write reinsurance, is able, subject to similar regulatory notifications and there being no objection from the IFSRA and the Member States concerned, to establish branches and provide reinsurance services in those EEA states which have implemented the Directive. The Directive itself does not prohibit EEA insurers from obtaining reinsurance from reinsurers licensed outside the EEA, such as Arch Re Bermuda. As such, Arch Re Bermuda may do business from Bermuda with EEA Member States, but it may not directly operate its reinsurance business within the EEA. Unless agreement is reached between the European Commission and Bermuda to accord Bermuda-based reinsurers with market access on the basis of the prudential nature of Bermuda regulation, each individual EEA Member State may impose conditions on reinsurance provided by Bermuda-based reinsurers which could restrict their future provision of reinsurance to the EEA Member State concerned. There are no indications as yet that any EEA Member State will take this course, but Hungary and the Slovak Republic have certain prohibitions on the purchase of insurance from reinsurers not authorized in the EEA. Also, a number of EEA Member States have introduced or are considering legislation that would limit the ability of Bermudian reinsurers to advertise or otherwise market their reinsurance services in those EEA Member States.

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

        Certain of our U.S. subsidiaries have been PHCs. Such subsidiaries did not have "undistributed personal holding company income" and do not expect to have "undistributed personal holding company income" in 2008.

        There can be no assurance that each of our domestic subsidiaries is not or will not become a PHC in the future because of factors including factual uncertainties regarding the application of the PHC rules, the makeup of our shareholder base and other circumstances that affect the application of the PHC rules to our domestic subsidiaries.

  United Kingdom

        Our U.K. subsidiaries, including Arch Insurance Europe, are companies incorporated in the U.K. and are therefore resident in the U.K. for corporation tax purposes and will be subject to U.K. corporate tax on their respective worldwide profits. The current rate of U.K. corporation tax is 28% on profits, reduced from 30% effective April 1, 2008.

  Canada

        In January 2005, Arch Insurance received its federal license to commence underwriting in Canada and began writing business in the first quarter of 2005 through its branch operation. The branch operation is taxed on net business income earned in Canada. The general federal corporate income tax rate in Canada is currently 19%. The general federal corporate income tax rate in Canada is legislated to be reduced to 18% in 2010, 16.5% in 2011 and, finally, 15% in 2012. Provincial and territorial corporate income tax rates are added to the general federal corporate income tax rate and generally vary between 10% and 16.0%. Canadian income taxes are also creditable to our U.S. operations.

  Ireland

        In October 2008, our Irish subsidiary, Arch Re Europe, received regulatory approval and commenced writing business in the first quarter of 2009. Arch Re Europe is incorporated and resident in Ireland for corporation tax purposes and will be subject to Irish corporate tax on its worldwide profits, including profits of its Swiss branch operations. Any Swiss tax payable will be creditable against Arch Re Europe's Irish corporate tax liability. The current rate of Irish corporation tax is 12.5%.

  Switzerland

        Arch Re Bermuda Swiss Branch was established as a branch office of Arch Re Bermuda, but was de-registered from the commercial register of the Canton of Zurich in the first quarter of 2009. Its operations were transferred to Arch Re Europe's Swiss branch in the fourth quarter of 2008. Arch Re Bermuda Swiss Branch was, and Arch Re Europe Swiss Branch is, subject to Swiss corporation tax on the profit which is allocated to the branch. Under a mixed company ruling, the effective tax rate is expected to be between 11.4% and 12.6%. The annual capital tax on the equity which is allocated to Arch Re Bermuda Swiss Branch is approximately .035%. The same tax treatment will apply to Arch Re Europe Swiss Branch.

  Denmark

        Arch Re Denmark, established as a subsidiary of Arch Re Bermuda, is subject to Danish corporation taxes on its profits at a rate of 25%.

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

        The insurance and reinsurance industry is highly competitive. We compete with major U.S. and non-U.S. insurers and reinsurers, many of which have greater financial, marketing and management resources than we do, as well as other potential providers of capital willing to assume insurance and/or reinsurance risk. We also compete with new companies that continue to be formed to enter the insurance and reinsurance markets. In our insurance business, we compete with insurers that provide specialty property and casualty lines of insurance, including ACE Limited, Allied World Assurance Company, Ltd., American International Group, Inc., AXIS Capital Holdings Limited, Berkshire Hathaway, Inc., Chubb Corporation, Endurance Specialty Holdings Ltd., The Hartford Financial Services Group, Inc., HCC Insurance Holdings, Inc., Lloyd's of London, The Travelers Companies, W.R. Berkley Corp., XL Capital Ltd. and Zurich Insurance Group. In our reinsurance business, we compete with reinsurers that provide property and casualty lines of reinsurance, including ACE Limited, AXIS Capital Holdings Limited, Berkshire Hathaway, Inc., Endurance Specialty Holdings Ltd., Everest Re Group Ltd., Hannover Rückversicherung AG, Lloyd's of London, Montpelier Re Holdings Ltd., Munich Re Group, PartnerRe Ltd., Platinum Underwriters Holdings, Ltd., RenaissanceRe Holdings Ltd., Swiss Reinsurance Company, Transatlantic Holdings, Inc. and XL Capital Ltd. We do not believe that we have a significant market share in any of our markets.

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

        We have substantial exposure to unexpected, large losses resulting from future man-made catastrophic events, such as acts of war, acts of terrorism and political instability. These risks are inherently unpredictable. It is difficult to predict the timing of such events with statistical certainty or estimate the amount of loss any given occurrence will generate. In certain instances, we specifically insure and reinsure risks resulting from acts of terrorism. Even in cases where we attempt to exclude losses from terrorism and certain other similar risks from some coverages written by us, we may not be successful in doing so. Moreover, irrespective of the clarity and inclusiveness of policy language, there can be no assurance that a court or arbitration panel will not limit enforceability of policy language or otherwise issue a ruling adverse to us. Accordingly, while we believe our reinsurance programs, together with the coverage provided under TRIPRA, are sufficient to reasonably limit our net losses relating to potential future terrorist attacks, we can offer no assurance that our available capital will be adequate to cover losses when they materialize. To the extent that an act of terrorism is certified by the Secretary of the Treasury, our U.S. insurance operations may be covered under TRIPRA for up to 85% of its losses for 2008 and future years, in each case subject to a mandatory deductible of 20% for 2008 through 2014. If an act (or acts) of terrorism result in covered losses exceeding the $100 billion annual limit, insurers with losses exceeding their deductibles will not be responsible for additional losses. It is not possible to completely eliminate our exposure to unforecasted or unpredictable events, and to the extent that losses from such risks occur, our financial condition and results of operations could be materially adversely affected.

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

        The extreme turmoil in the financial markets, combined with a new Congress and Presidential administration in the U.S. has increased the likelihood of changes in the way the financial services industry is regulated. It is possible that insurance regulation will be drawn into this process, and that federal regulatory initiatives in the insurance industry could emerge. The future impact of such initiatives, if any, on our results of operations or our financial condition cannot be determined at this time. There are also a variety of proposals being considered by various state legislatures. Finally, in addition, Solvency II, the EU new regulatory regime which will impose economic risk-based solvency requirements across all EU Member States, is expected to be implemented in 2013.

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

        We have large aggregate exposures to natural disasters. Catastrophes can be caused by various events, including hurricanes, floods, windstorms, earthquakes, hailstorms, tornados, explosions, severe winter weather, fires and other natural disasters. Catastrophes can also cause losses in non-property business such as workers' compensation or general liability. In addition to the nature of the property business, we believe that economic and geographic trends affecting insured property, including inflation, property value appreciation and geographic concentration tend to generally increase the size of losses from catastrophic events over time. Our actual losses from catastrophic events which may occur may vary materially from our current estimates due to the inherent uncertainties in making such determinations resulting from several factors, including the potential inaccuracies and inadequacies in the data provided by clients, brokers and ceding companies, the modeling techniques and the application of such techniques, the contingent nature of business interruption exposures, the effects of any resultant demand surge on claims activity and attendant coverage issues.

        The weather-related catastrophic events that occurred in the second half of 2005 caused significant industry losses, resulted in a substantial improvement in market conditions in property and certain marine lines of business and slowed declines in premium rates in other lines. However, during 2006 and 2007, price erosion occurred in many lines of business as a result of competitive pressures in the insurance market. We increased our writings in property and certain marine lines of business and these lines represented a larger proportion of our overall book of business in 2006, 2007 and 2008 compared to prior periods. We expect that our writings in these lines of business will continue to represent a significant proportion of our overall book of business in future periods and may represent a larger proportion of our overall book of business in future periods, which could increase the volatility of our results of operations.

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

        As of December 31, 2008, our reserves for unpaid losses and loss adjustment expenses, net of unpaid losses and loss adjustment expenses recoverable, were approximately $5.94 billion. Such reserves were established in accordance with applicable insurance laws and GAAP. Loss reserves are inherently subject to uncertainty. In establishing the reserves for losses and loss adjustment expenses, we have made various assumptions relating to the pricing of our reinsurance contracts and insurance policies and have also considered available historical industry experience and current industry conditions. Any estimates and assumptions made as part of the reserving process could prove to be inaccurate due to several factors, including the fact that relatively limited historical information has been reported to us through December 31, 2008.

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

        We have substantial exposure to unexpected, large losses resulting from future man-made catastrophic events, such as acts of war, acts of terrorism and political instability. These risks are inherently unpredictable. It is difficult to predict the timing of such events with statistical certainty or estimate the amount of loss any given occurrence will generate. It is not possible to completely eliminate our exposure to unforecasted or unpredictable events and, to the extent that losses from such risks occur, our financial condition and results of operations could be materially adversely affected. Therefore, claims for natural and man-made catastrophic events could expose us to large losses and cause substantial volatility in our results of operations, which could cause the value of our common shares to fluctuate widely. In certain instances, we specifically insure and reinsure risks resulting from terrorism. Even in cases where we attempt to exclude losses from terrorism and certain other similar risks from some coverages written by us, we may not be successful in doing so. Moreover, irrespective of the clarity and inclusiveness of policy language, there can be no assurance that a court or arbitration panel will limit enforceability of policy language or otherwise issue a ruling adverse to us.

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

        For the purposes of managing risk, we use reinsurance and also may use retrocessional arrangements. In the normal course of business, our insurance subsidiaries cede a substantial portion of their premiums through pro rata, excess of loss and facultative reinsurance agreements. Our reinsurance subsidiaries purchase a limited amount of retrocessional coverage as part of their aggregate risk management program. In addition, our reinsurance subsidiaries participate in "common account" retrocessional arrangements for certain pro rata treaties. Such arrangements reduce the effect of individual or aggregate losses to all companies participating on such treaties, including the reinsurers, such as our reinsurance subsidiaries, and the ceding company. For 2008, ceded premiums written represented approximately 23.5% of gross premiums written, compared to 29.9% and 29.5%, respectively, for 2007 and 2006.

        The availability and cost of reinsurance and retrocessional protection is subject to market conditions, which are beyond our control. As a result of such market conditions and other factors, we may not be able to successfully mitigate risk through reinsurance and retrocessional arrangements. Further, we are subject to credit risk with respect to our reinsurance and retrocessions because the ceding of risk to reinsurers and retrocessionaires does not relieve us of our liability to the clients or companies we insure or reinsure. Our losses for a given event or occurrence may increase if our reinsurers or retrocessionaires dispute or fail to meet their obligations to us or the reinsurance or retrocessional protections purchased by us are exhausted or are otherwise unavailable for any reason. Our failure to establish adequate reinsurance or retrocessional arrangements or the failure of our existing reinsurance or retrocessional arrangements to protect us from overly concentrated risk exposure could adversely affect our financial condition and results of operations. We monitor the financial condition of our reinsurers and attempt to place coverages only with carriers we view as substantial and financially sound. At December 31, 2008 and 2007, approximately 88.5% of our reinsurance recoverables on paid and unpaid losses (not including prepaid reinsurance premiums) of $1.79 billion and $1.74 billion, respectively, were due from carriers which had an A.M. Best rating of "A-" or better. At December 31, 2008 and 2007, the largest reinsurance recoverables from any one carrier were less than 7.3% and 5.2%, respectively, of our total shareholders' equity. In connection with our acquisition of Arch Specialty in February 2002, the seller, Sentry, agreed to reinsure and guarantee all liabilities arising out of Arch Specialty's business prior to the closing of the acquisition. In addition to the guarantee provided by Sentry, substantially all of the $39.7 million recoverable from Sentry is still subject to the original reinsurance agreements inuring to Arch Specialty and, to the extent Sentry fails to comply with its payment obligations to us, we may obtain reimbursement from the third party reinsurers under such agreements.

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

        The New York Attorney General, various state insurance regulatory authorities and others continue to prosecute actions arising out of contingent commission payments to brokers (and the disclosures relating to such payments), "bid-rigging," "steering," and other practices in the insurance industry. We cannot predict the effect that these investigations, and any changes in insurance practice, including future legislation or regulations that may become applicable to us, will have on the insurance industry, the regulatory framework or our business.

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

        Our operating insurance and reinsurance subsidiaries are rated by ratings agencies. Brokers negotiate contracts of reinsurance between a primary insurer and reinsurer, on behalf of the primary insurer. Third-party rating agencies, such as A.M. Best, assess and rate the financial strength of insurers and reinsurers based upon criteria established by the rating agencies, which criteria are subject to change. Ratings are an important factor in establishing the competitive position of insurance and reinsurance companies. Insurers and intermediaries use these ratings as one measure by which to assess the financial strength and quality of insurers and reinsurers. These ratings are often an important factor in the decision by an insured or intermediary of whether to place business with a particular insurance or reinsurance provider. Our financial strength ratings are subject to periodic review as rating agencies evaluate us to confirm that we continue to meet their criteria for ratings assigned to us by them. Such ratings may be revised downward or revoked at the sole discretion of such ratings agencies in response to a variety of factors, including a minimum capital adequacy ratio, management, earnings, capitalization and risk profile. We can offer no assurances that our ratings will remain at their current levels. A ratings downgrade or the potential for such a downgrade, or failure to obtain a necessary rating, could adversely affect both our relationships with agents, brokers, wholesalers and other distributors of our existing products and services and new sales of our products and services. In addition, under certain of the reinsurance agreements assumed by our reinsurance operations, upon the occurrence of a ratings downgrade or other specified triggering event with respect to our reinsurance operations, such as a reduction in surplus by specified amounts during specified periods, our ceding company clients may be provided with certain rights, including, among other things, the right to terminate the subject reinsurance agreement and/or to require that our reinsurance operations post additional collateral. Any ratings downgrade or failure to obtain a necessary rating could adversely affect our ability to compete in our markets, could cause our premiums and earnings to decrease and have a material adverse impact on our financial condition and results of operations. In addition, a downgrade in ratings of certain of our operating subsidiaries would in certain cases constitute an event of default under our credit facilities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commercial Commitments—Letter of Credit and Revolving Credit Facilities" for a discussion of our credit facilities.

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

The preparation of our financial statements requires us to make many estimates and judgments, which are even more difficult than those made in a mature company since relatively limited historical information has been reported to us through December 31, 2008.

        The preparation of consolidated financial statements requires us to make many estimates and judgments that affect the reported amounts of assets, liabilities (including reserves), revenues and expenses, and related disclosures of contingent liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, insurance and other reserves, reinsurance recoverables, investment valuations, intangible assets, bad debts, income taxes, contingencies and litigation. We base our estimates on historical experience, where possible, and on various other assumptions that we believe to be reasonable under the circumstances, which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates and judgments for a relatively new insurance and reinsurance company, like our company, are even more difficult to make than those made in a mature company since relatively limited historical information has been reported to us through December 31, 2008. Instead, our current loss reserves are primarily based on estimates involving actuarial and statistical projections of our expectations of the ultimate settlement and administration costs of claims incurred but not yet reported. We utilize actuarial models as well as historical insurance industry loss development patterns to establish our initial loss reserves. Over time, other common reserving methodologies have begun to be employed. Actual claims and claim expenses paid may deviate, perhaps substantially, from the reserve estimates reflected in our financial statements.

The Warburg Pincus funds own approximately 6.6% of our voting shares, and they have the right to have a director on our board; their interests may materially differ from the interests of the holders of our other securities.

        The Warburg Pincus funds own approximately 6.6% of our outstanding voting shares as of December 31, 2008. These shareholders are not subject to the voting limitation contained in our bye-laws. We have agreed (until 2011) not to declare any dividend or make any other distribution on our common shares and not to repurchase any common shares until we have repurchased from the Warburg Pincus funds, pro rata, on the basis of the amount of their investment in us at the time of such repurchase, common shares (which were issued pursuant to the conversion of all of the outstanding preference shares in the 2005 fourth quarter) having an aggregate value of $250.0 million, at a per share price acceptable to them. No such shares have yet been repurchased from the Warburg Pincus funds. In connection with the share repurchase program, the Warburg Pincus funds waived their rights relating to share repurchases under its shareholders agreement with ACGL for all repurchases of common shares by ACGL under the share repurchase program in open market transactions and certain privately negotiated transactions.

        In addition, the Warburg Pincus funds are entitled (until 2011) to nominate a prescribed number of directors based on the respective retained percentages of their equity securities purchased in November 2001. As long as the Warburg Pincus funds retain at least 10% of their original investment, they will be entitled to nominate one director. By reason of their ownership and the shareholders agreement, the Warburg Pincus funds are able to strongly influence or effectively control certain actions to be taken by us or our shareholders. The interests of these shareholders may differ materially from the interests of the holders of our other securities, and these shareholders could take actions or make decisions that are not in the interests of the holders of our other securities generally.

The price of our common shares may be volatile.

        There has been significant volatility in the market for equity securities. During 2008 and 2007, the price of our common shares fluctuated from a low of $54.80 to a high of $80.47 and from a low of $63.25 to a high of $77.30, respectively. On February 17, 2009, our common shares closed at a price of $60.63. The price of our common shares may not remain at or exceed current levels. The following factors may have an adverse impact on the market price of our common stock:

  •
  actual or anticipated variations in our quarterly results of operations, including as a result of catastrophes or our investment performance;

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

        Stock markets in the United States are experiencing particularly volatile price and volume fluctuations. Such fluctuations, as well as general political conditions, the current poor economic conditions and recession or interest rate or currency rate fluctuations, could adversely affect the market price of our stock.

Continued adverse developments in the financial markets could have a material adverse effect on our results of operations, financial position and our businesses, and may also limit our access to capital; our policyholders, reinsurers and retrocessionaires may also be affected by such developments, which could adversely affect their ability to meet their obligations to us.

        Continued adverse developments in the financial markets, such as disruptions, uncertainty or volatility in the capital and credit markets, may result in realized and unrealized capital losses that could have a material adverse effect on our results of operations, financial position and our businesses, and may also limit our access to capital required to operate our business. The recent severe disruptions in the public debt and equity markets, including among other things, widening of credit spreads, lack of liquidity and bankruptcies, have resulted in significant realized and unrealized losses in our investment portfolio during the third and fourth quarters of 2008. Depending on market conditions, we could incur additional realized and unrealized losses on our investment portfolio in future periods, which could have a material adverse effect on our results of operations, financial condition and business. Current economic conditions could also have a material impact on the frequency and severity of claims and therefore could negatively impact our underwriting returns. In addition, our policyholders, reinsurers and retrocessionaires may be affected by such developments in the financial markets, which could adversely affect their ability to meet their obligations to us. The volatility in the financial markets could continue to significantly affect our investment returns, reported results and shareholders equity.

Our business is dependent upon insurance and reinsurance brokers, and the loss of important broker relationships could materially adversely affect our ability to market our products and services.

        We market our insurance and reinsurance products primarily through brokers. We derive a significant portion of our business from a limited number of brokers. During 2008, approximately 17.0% and 15.3% of our gross premiums written were generated from or placed by Marsh & McLennan Companies and its subsidiaries and AON Corporation and its subsidiaries, respectively. No other broker and no one insured or reinsured accounted for more than 10% of gross premiums written for 2008. Some of our competitors have had longer term relationships with the brokers we use than we have, and the brokers may promote products offered by companies that may offer a larger variety of products than we do. Loss of all or a substantial portion of the business provided by these brokers could have a material adverse effect on us.

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

        Our operating results depend in part on the performance of our investment portfolio. A significant portion of our cash and invested assets consists of fixed maturities (87.6% as of December 31, 2008). Although our current investment guidelines and approach stress preservation of capital, market liquidity and diversification of risk, our investments are subject to market-wide risks and fluctuations. In addition, we are subject to risks inherent in particular securities or types of securities, as well as sector concentrations. We may not be able to realize our investment objectives, which could reduce our net income significantly. In the event that we are unsuccessful in correlating our investment portfolio with our expected insurance and reinsurance liabilities, we may be forced to liquidate our investments at times and prices that are not optimal, which could have a material adverse effect on our financial results and ability to conduct our business.

We may be adversely affected by changes in economic conditions, including interest rate changes, as well as legislative changes.

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

        In addition, our investment portfolio includes residential mortgage-backed securities ("MBS"). As of December 31, 2008, MBS constituted approximately 15.8% of our cash and invested assets. As with other fixed income investments, the market value of these securities fluctuates depending on market and other general economic conditions and the interest rate environment. Changes in interest rates can expose us to changes in the prepayment rate on these investments. In periods of declining interest rates, mortgage prepayments generally increase and MBS are prepaid more quickly, requiring us to reinvest the proceeds at the then current market rates. Conversely, in periods of rising rates, mortgage prepayments generally fall, preventing us from taking full advantage of the higher level of rates. However, current economic conditions may curtail prepayment activity as refinancing becomes more difficult, thus limiting prepayments on MBS.

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

        There is currently proposed federal legislation being considered by the U.S. Congress which would provide legislative relief for homeowners, including an amendment of bankruptcy laws to permit the modification of mortgage loans in bankruptcy proceedings. These loan modification programs, as well as future legislative or regulatory actions, including amendments to the bankruptcy laws, that result in the modification of outstanding mortgage loans, may adversely affect the value of, and the returns on, certain mortgage-backed securities we own.

The determination of the amount of allowances and impairments taken on our investments is highly subjective and could materially impact our results of operations or financial position.

        The determination of the amount of allowances and impairments vary by investment type and is based upon our periodic evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available. On a quarterly basis, we evaluate whether the market value of any of our investments are other-than-temporarily impaired. Our process for reviewing invested assets for impairments during any quarter includes the following: (i) identification and evaluation of investments that have possible indications of other-than-temporary impairment, which includes an analysis of investments with gross unrealized investment losses in excess of certain criteria (including the length of time and significance of the decline); (ii) an analysis of our intent and ability to hold the investment for a sufficient period of time for the value to recover; (iii) consideration of evidential matter, including an evaluation of the potential for the loss of principal; (iv) a review of the investee's current financial condition, liquidity, near-term recovery prospects and other factors; and (v) determination of the status of each analyzed investment as other-than-temporary or not.

        Where our analysis of the above factors results in the conclusion that declines in market values are other-than-temporary, the cost basis of the securities is written down to market value and the write-down is reflected as a realized loss. We recognize a realized loss when impairment is deemed to be other-than-temporary even if a decision to sell an invested asset has not been made. We may, from time to time, sell invested assets subsequent to the balance sheet date that were considered temporarily impaired at the balance sheet date. Such sales are generally due to events occurring subsequent to the balance sheet date that result in a change in our intent or ability to hold an invested asset. The types of events that may result in a sale include significant changes in the economic facts and circumstances related to the invested asset, significant unforeseen changes in our liquidity needs, or changes in tax laws or the regulatory environment.

        There can be no assurance that our management has accurately assessed the level of impairments taken and allowances reflected in our financial statements. Furthermore, additional impairments may need to be taken or allowances provided for in the future. Historical trends may not be indicative of future impairments or allowances.

We may require additional capital in the future, which may not be available or only available on unfavorable terms.

        We monitor our capital adequacy on a regular basis. The capital requirements of our business depend on many factors, including our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover losses. Our ability to underwrite is largely dependent upon the quality of our claims paying and financial strength ratings as evaluated by independent rating agencies. To the extent that our existing capital is insufficient to fund our future operating requirements and/or cover claim losses, we may need to raise additional funds through financings or limit our growth. Any equity or debt financing, if available at all, may be on terms that are unfavorable to us. In the case of equity financings, dilution to our shareholders could result, and, in any case, such securities may have rights, preferences and privileges that are senior to those of our outstanding securities. Disruptions, uncertainty or volatility in the capital and credit markets may also limit our access to capital required to operate our business. Such market conditions may limit our ability to access the capital necessary to develop our business and replace, in a timely manner, our letters of credit facilities upon maturity. As such, we may be forced to delay raising capital or bear an unattractive cost of capital which could decrease our profitability and significantly reduce our financial flexibility. If we are not able to obtain adequate capital, our business, results of operations and financial condition could be adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources—Liquidity and Capital Resources."

We sold our prior reinsurance operations in May 2000 and may have liability to the purchaser and continuing liability from those reinsurance operations if the purchaser should fail to make payments on the reinsurance liabilities it assumed.

        On May 5, 2000, we sold our prior reinsurance operations to WTM Re. The WTM Re transaction was structured as a transfer and assumption agreement (and not reinsurance), and, accordingly, the loss reserves (and any related reinsurance recoverables) relating to the transferred business are not included as assets or liabilities on our balance sheet. In addition, in connection with that asset sale, we made extensive representations and warranties about us and our reinsurance operations, some of which survived the closing of the asset sale. Breach of these representations and warranties could result in liability for us. In the event that WTM Re refuses or is unable to make payment for reserved losses transferred to it by us in the May 2000 sale and the notice given to reinsureds is found not to be an effective release by such reinsureds, we would be liable for such claims. A.M. Best has assigned an "A-" (Excellent) financial strength rating to WTM Re. WTM Re reported policyholders' surplus of $927 million at December 31, 2007.

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

        Some provisions of our bye-laws could have the effect of discouraging unsolicited takeover bids from third parties or changes in management initiated by shareholders. These provisions may encourage companies interested in acquiring us to negotiate in advance with our board of directors, since the board has the authority to overrule the operation of several of the limitations.

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

  •
  that our board has the right to fill vacancies, including vacancies created by an expansion of the board; and

  •
  for limitations on shareholders' right to call special general meetings and to raise proposals or nominate directors at general meetings.

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

        The bye-laws also provide that the affirmative vote of at least 66 2/3% of the outstanding voting power of our shares (excluding shares owned by any person (and such person's affiliates and associates) that is the owner of 15% of more (a "15% Holder") of our outstanding voting shares) shall be required (the "extraordinary vote") for various corporate actions, including:

  •
  merger or consolidation of the Company into a 15% Holder;

  •
  sale of any or all of our assets to a 15% Holder;

  •
  the issuance of voting securities to a 15% Holder; or

  •
  amendment of these provisions;

provided, however, the extraordinary vote will not apply to any transaction approved by the board.

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

        Our Bermuda insurance and reinsurance subsidiary, Arch Re Bermuda, conducts its business from its offices in Bermuda and is not licensed or admitted to do business in any jurisdiction except Bermuda. We do not believe that Arch Re Bermuda is subject to the insurance laws of any state in the United States; however, recent scrutiny of the insurance and reinsurance industry in the U.S. and other countries could subject Arch Re Bermuda to additional regulation. Our U.S. reinsurance subsidiary, Arch Re U.S., and our U.S. insurance subsidiaries, Arch Insurance, Arch Specialty, Arch E&S and Arch Indemnity, write reinsurance and insurance in the U.S. These subsidiaries are subject to extensive regulation under state statutes which delegate regulatory, supervisory and administrative powers to state insurance commissioners. Such regulation generally is designed to protect policyholders rather than investors. In addition, the Canadian branch of Arch Insurance writes insurance in Canada and is subject to federal, as well as provincial and territorial, regulation in Canada.

        Arch Insurance Europe, our European subsidiary conducts it business from its offices in London and branch offices in, Italy, Spain, Germany, Denmark and Sweden. It is subject to the insurance regulations of the U.K. Arch Re Europe, our reinsurance subsidiary in Ireland, conducts its business from its office in Ireland and branches in Switzerland and Denmark. It is subject to the reinsurance regulations of Ireland. Both Arch Insurance Europe and Arch Re Europe are also subject to the EU regulations and regulations of the respective Member States where they have established branches or in which they conduct business, but with respect to the conduct of their business in such Member State, but each company remains subject only to the financial and operational supervision by the FSA, in the case of Arch Insurance Europe, and IFSRA, in the case of Arch Re Europe. Arch Insurance Europe and Arch Re Europe have the freedom to provide their respective insurance and reinsurance services anywhere in the EEA subject to compliance with certain rules governing such provision, including notification to the FSA and IFSRA, respectively. Arch Insurance Europe is also approved as an excess and surplus lines insurer in 16 states in the U.S.

        Our U.S., Bermuda, U.K. and Ireland subsidiaries and the Canadian branch of Arch Insurance are required to maintain minimum capital and surplus as mandated by their respective jurisdictions of incorporation and, in some cases, by the jurisdictions in which those subsidiaries write business. Arch Insurance Europe is required to maintain minimum capital surplus as mandated by the NAIC and certain states where it is approved as an excess and surplus lines insurer. All of our subsidiaries are currently in compliance with these capital and surplus requirements.

        We periodically review our corporate structure so that we can optimally deploy our capital. Changes in that structure require regulatory approval. Delays or failure in obtaining any of these approvals could limit the amount of insurance that we can write in the U.S.

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

  •
  maintain an enhanced capital requirement, a solvency margin and a liquidity ratio;

  •
  restrict dividends and distributions;

  •
  obtain prior approval regarding the ownership and transfer of shares;

  •
  maintain a principal office and appoint and maintain a principal representative in Bermuda;

  •
  file an annual statutory financial return and capital and solvency return; and

  •
  allow for the performance of certain period examinations of Arch Re Bermuda and its financial condition.

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

        ACGL is a holding company whose assets primarily consist of the shares in our subsidiaries. Generally, ACGL depends on its available cash resources, liquid investments and dividends or other distributions from subsidiaries to make payments, including the payment of debt service obligations and operating expenses it may incur and any payments of dividends, redemption amounts or liquidation amounts with respect to our preferred shares and common shares. For 2008, 2007 and 2006, ACGL received dividends of $527.1 million, $602.1 million and $22.1 million, respectively, from Arch Re

Bermuda. Such amounts were used to fund the share repurchase program, pay interest on ACGL's senior notes and for other corporate expenses.

        The ability of our regulated insurance and reinsurance subsidiaries to pay dividends or make distributions is dependent on their ability to meet applicable regulatory standards. Under Bermuda law, Arch Re Bermuda is required to maintain an enhanced capital requirement and a solvency margin. Arch Re Bermuda is prohibited from declaring or paying any dividends during any financial year if it is not in compliance with its enhanced capital requirement, solvency margin or minimum liquidity ratio. In addition, Arch Re Bermuda is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year's statutory balance sheet) unless it files, at least seven days before payment of such dividends, with the BMA an affidavit stating that it will continue to meet the required margins. In addition, Arch Re Bermuda is prohibited, without prior approval of the BMA, from reducing by 15% or more its total statutory capital, as set out in its previous year's statutory financial statements. At December 31, 2008, as determined under Bermuda law, Arch Re Bermuda had statutory capital of $2.21 billion and statutory capital and surplus of $3.36 billion. Such amounts include interests in U.S. insurance and reinsurance subsidiaries. Accordingly, Arch Re Bermuda can pay approximately $834 million to ACGL during 2009 without providing an affidavit to the BMA, as discussed above.

        In addition, the ability of our insurance and reinsurance subsidiaries to pay dividends to ACGL and to intermediate parent companies owned by ACGL could be constrained by our dependence on financial strength ratings from independent rating agencies. Our ratings from these agencies depend to a large extent on the capitalization levels of our insurance and reinsurance subsidiaries.

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

        We write business on a worldwide basis, and our results of operations may be affected by fluctuations in the value of currencies other than the U.S. Dollar. The primary foreign currencies in which we operate are the Euro, the British Pound Sterling and the Canadian Dollar. Changes in foreign currency exchange rates can reduce our revenues and increase our liabilities and costs. We may therefore suffer losses solely as a result of exchange rate fluctuations. In order to mitigate the impact of exchange rate fluctuations, we have invested and expect to continue to invest in securities denominated in currencies other than the U.S. Dollar. In addition, we may replicate investment positions in foreign currencies using derivative financial instruments. Net foreign exchange gains, recorded in the statement of income, for 2008 were $96.6 million, compared to net foreign exchange losses for the year ended December 31, 2007 of $44.0 million. We hold investments in foreign currencies which are intended to mitigate our exposure to foreign currency fluctuations in our net insurance liabilities. However, changes in the value of such investments due to foreign currency rate movements are reflected as a direct increase or decrease to shareholders' equity and are not included in the statement of income. We have chosen not to hedge the currency risk on the capital contributed to Arch Insurance Europe in May 2004, which is held in British Pounds Sterling. However, we intend to match Arch Insurance Europe's projected liabilities in foreign currencies with investments in the same currencies. There can be no assurances that such arrangements will mitigate the negative impact of exchange rate fluctuations, and we may suffer losses solely as a result of exchange rate fluctuations. From inception through December 31, 2008, and based on currency spot rates at December 31, 2008, Arch Re Bermuda has recorded net premiums written of approximately $800 million from Euro-denominated contracts, $590 million from British Pound Sterling-denominated contracts and $210 million from Canadian Dollar-denominated contracts. In addition, Arch Insurance Europe writes business in British Pound Sterling and Euros, and the Canadian branch of Arch Insurance writes business in Canadian Dollars.

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

        Our preferred shares are equity interests and do not constitute indebtedness. As such, our preferred shares will rank junior to all of our indebtedness and other non-equity claims with respect to assets available to satisfy our claims, including in our liquidation. As of December 31, 2008, our total consolidated long-term debt was $400.0 million. We may incur additional debt in the future. Our existing and future indebtedness may restrict payments of dividends on our preferred shares. Additionally, unlike indebtedness, where principal and interest would customarily be payable on specified due dates, in the case of preferred shares like our preferred shares, (1) dividends are payable only if declared by the board of directors of ACGL (or a duly authorized committee of the board) and (2) as described above under "—Risks Relating to Our Company—ACGL is a holding company and is dependent on dividends and other payments from its operating subsidiaries, which are subject to dividend restrictions, to make payments, including the payment of debt service obligations and operating expenses we may incur and any payments of dividends, redemption amounts or liquidation amounts with respect to our preferred shares and common shares," we are subject to certain regulatory and other constraints affecting our ability to pay dividends and make other payments.

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

        Congress has been considering legislation intended to eliminate certain perceived tax advantages of Bermuda and other non-U.S. insurance companies and U.S. insurance companies having Bermuda and other non-U.S. affiliates, including perceived tax benefits resulting principally from reinsurance between or among U.S. insurance companies and their Bermuda affiliates. Some U.S. insurance companies have also been lobbying Congress recently to pass such legislation. In this regard, the American Jobs Creation Act of 2004 (the "Jobs Act") permits the United States Internal Revenue Service ("IRS") to re-allocate, re-characterize or adjust items of income, deduction or certain other items related to a reinsurance agreement between related parties to reflect the proper source, character and amount for each item (in contrast to prior law, which only covered source and character). The Jobs Act also eliminated the tax benefits available to a U.S. company that, after March 4, 2003, changed its legal domicile to a non-U.S. jurisdiction, a transaction commonly known as an inversion. We changed our legal domicile from the U.S. to Bermuda, but were not affected by the anti-inversion rule because our change in domicile occurred in November 2000. The American Infrastructure Investment and Improvement Act of 2008 as passed by the Senate Finance Committee would make the Jobs Act anti-inversion rule applicable retroactively to inversions that occurred after March 20, 2002. Although this modification would not affect ACGL, no assurance can be given that the final bill will not make the Jobs Act anti-inversion rule applicable retroactively to inversions that occurred on an earlier date, in which case ACGL could be adversely affected. Another legislative proposal has been introduced that would treat certain "tax haven CFCs" as U.S. corporations for federal income tax purposes. The term "tax haven CFC" would include a Bermuda corporation that is a controlled foreign corporation, but would exclude corporations that engage in the active conduct of a trade or business in Bermuda. It is not clear how this bill would apply to ACGL, which conducts its insurance and reinsurance businesses through its subsidiaries. Further, it is not clear whether this bill was intended to apply to a publicly traded company such as ACGL. There is no assurance that this legislative proposal, if enacted, would not apply to ACGL or any of its non-U.S. subsidiaries. In addition, Congress has recently conducted hearings relating to the tax treatment of reinsurance between affiliates and is reported to be considering legislation that would adversely affect reinsurance between U.S. and non-U.S. affiliates. One such proposal would increase the excise tax rate on reinsurance premiums paid to affiliated non-U.S. reinsurers. A Senate Finance Committee staff discussion draft and other prior proposals would limit deductions for premiums ceded to affiliated non-U.S. reinsurers above certain levels. Enactment of some version of such legislation as well as other changes in U.S. tax laws, regulations and interpretations thereof to address these issues could adversely affect us.

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

        Dividends received by individuals and other non-corporate United States persons on our common shares or preferred shares in taxable years beginning on or before December 31, 2010 may constitute qualified dividend income that is subject to U.S. federal income tax at the rate applicable for long-term capital gains, rather than the higher rates applicable to ordinary income, provided that certain holding period requirements and other conditions are met. For taxable years beginning after December 31, 2010, qualified dividend income will no longer be taxed at the rate applicable for long-term capital gains unless legislation is enacted providing otherwise. In addition, there has been proposed legislation before both Houses of Congress that would exclude shareholders of certain foreign corporations from this advantageous tax treatment. If such legislation were to become law, non-corporate U.S. shareholders would no longer qualify for the capital gains tax rate on the dividends paid by us.

Our non-U.S. companies may be subject to U.K. tax that may have a material adverse effect on our results of operations.

        We intend to operate in such a manner so that none of our companies, other than Arch Insurance Europe and our other subsidiaries that are incorporated in the U.K. ("U.K. Group"), should be resident in the U.K. for tax purposes or have a permanent establishment in the U.K. Accordingly, we do not expect that any companies other than U.K. Group should be subject to U.K. taxation. However, since applicable law and regulations do not conclusively define the activities that constitute conducting business in the U.K. through a permanent establishment, the U.K. Inland Revenue might contend successfully that one or more of our companies, in addition to the U.K. Group, is conducting business in the U.K. through a permanent establishment in the U.K. and, therefore, subject to U.K. tax, which could have a material adverse effect on us.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our reinsurance group leases a total of approximately 9,100 square feet in Hamilton, Bermuda under a lease expiring in 2012, and approximately 19,200 square feet in Morristown, New Jersey under a lease expiring in 2011. Our property facultative reinsurance group leases approximately 14,450 square feet for its offices throughout the U.S. and in Toronto.

        Our insurance group leases approximately 8,750 square feet in Hamilton, Bermuda for our Bermuda insurance operations. The principal U.S. office of our insurance group support operations (excluding underwriting units) was recently moved from New York City to Jersey City, New Jersey where we lease approximately 106,800 square feet. Such lease expires in 2024. We continue to lease approximately 50,000 square feet in New York City for the headquarters of the U.S. insurance group's underwriting product lines and Northeast regional underwriting operations. Our insurance group also leases a total of approximately 197,000 square feet for its other primary U.S. offices and its office in Canada.

        Arch Insurance Europe leases approximately 15,770 square feet in London. Arch Re Denmark, a branch of Arch Insurance Europe and Arch Re Europe, leases approximately 3,650 square feet in Denmark, and Arch Re Europe leases less than 1,000 square feet in Dublin. ACGL leases approximately 1,500 square feet in Bermuda. In addition, Arch Capital Services Inc., a subsidiary of ACGL which provides certain financial, legal and other administrative support services for ACGL and its subsidiaries, leases approximately 16,730 square feet in White Plains, New York.

        For 2008, 2007 and 2006, our rental expense, net of income from subleases, was approximately $17.5 million, $14.8 million and $12.9 million, respectively. Our future minimum rental charges for the remaining terms of our existing leases, exclusive of escalation clauses and maintenance costs and net of rental income, will be approximately $119.8 million. We believe that the above described office space is adequate for our needs. However, as we continue to develop our business, we may open additional office locations during 2009.

ITEM 3.    LEGAL PROCEEDINGS

        We, in common with the insurance industry in general, are subject to litigation and arbitration in the normal course of our business. As of December 31, 2008, we were not a party to any material litigation or arbitration other than as a part of the ordinary course of business in relation to claims and reinsurance recoverable matters, none of which is expected by management to have a significant adverse effect on our results of operations and financial condition and liquidity.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

        Our common shares are traded on the NASDAQ Stock Market under the symbol "ACGL." For the periods presented below, the high and low sales prices and closing prices for our common shares as reported on the NASDAQ Stock Market were as follows:

	Three Months Ended
	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
High	$75.31	$80.47	$73.22	$73.00
Low	$54.80	$63.74	$66.26	$65.00
Close	$70.10	$73.03	$66.32	$68.67

	Three Months Ended
	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007
High	$77.30	$75.28	$74.24	$68.58
Low	$66.38	$63.25	$68.04	$63.58
Close	$70.35	$74.41	$72.54	$67.46

        On February 17, 2009 the high and low sales prices and the closing price for our common shares as reported on the NASDAQ Stock Market were $62.75, $59.77 and $60.63, respectively.

HOLDERS

        As of February 13, 2009, and based on information provided to us by our transfer agent and proxy solicitor, there were 413 holders of record of our common shares and approximately 37,600 beneficial holders of our common shares.

DIVIDENDS

        Any determination to pay dividends on ACGL's series A and series B non-cumulative preferred shares or common shares will be at the discretion of ACGL's board of directors (or a duly authorized committee of the board of directors) and will be dependent upon its results of operations, financial condition and other factors deemed relevant by ACGL's board of directors. As a holding company, ACGL will depend on future dividends and other permitted payments from its subsidiaries to pay dividends to its shareholders. ACGL's subsidiaries' ability to pay dividends, as well as its ability to pay dividends, is subject to regulatory, contractual, rating agency and other constraints. So long as any series A or series B non-cumulative preferred shares remain outstanding for any dividend period, unless the full dividends for the latest completed dividend period on all outstanding series A and series B non-cumulative preferred shares and parity shares have been declared and paid (or declared and a sum sufficient for the payment thereof has been set aside), (a) no dividend may be paid or declared on ACGL's common shares or any of its other securities ranking junior to the series A and series B non-cumulative preferred shares (other than a dividend payable solely in common shares or in such other junior securities) and (b) no common shares or other junior shares may be purchased, redeemed or otherwise acquired for consideration by ACGL, directly or indirectly (other than (i) as a result of a reclassification of junior shares for or into other junior shares, or the exchange or conversion of one junior share for or into another junior share, (ii) through the use of the proceeds of a substantially contemporaneous sale of junior shares and (iii) as permitted by the bye-laws of ACGL in effect on the date of issuance of the series A and series B non-cumulative preferred shares).

        In addition, pursuant to a shareholders agreement, ACGL has agreed (until 2011) not to declare any dividend or make any other distribution on its common shares, and not to repurchase any common shares, until it has repurchased from the Warburg Pincus funds, pro rata, on the basis of the amount of their investment in us at the time of such repurchase, common shares (which were issued pursuant to the conversion of all outstanding preference shares in the 2005 fourth quarter) having an aggregate value of $250.0 million, at a per share price acceptable to them.

ISSUER PURCHASES OF EQUITY SECURITIES

        The following table summarizes our purchases of our common shares for the 2008 fourth quarter:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan or Programs(2)
10/1/2008–10/31/2008	7	$72.25	—	$449,804
11/1/2008–11/30/2008	298	$67.03	—	$449,804
12/1/2008–12/31/2008	281	$66.56	—	$449,804

Total	586	$66.87	—	$449,804

(1)
ACGL repurchases shares, from time to time, from employees in order to facilitate the payment of withholding taxes on restricted shares granted and the exercise of stock appreciation rights. We purchased these shares at their fair market value, as determined by reference to the closing price of our common shares on the day the restricted shares vested or the stock appreciation rights were exercised.

(2)
ACGL's board of directors authorized ACGL to invest up to $1.5 billion in ACGL's common shares through a share repurchase program. Such amount consisted of a $1.0 billion authorization in February 2007 and a $500.0 million authorization in May 2008. Repurchases under the program may be effected from time to time in open market or privately negotiated transactions through February 2010. Since the inception of the share repurchase program, ACGL has repurchased approximately 15.3 million common shares for an aggregate purchase price of $1.05 billion. The timing and amount of the repurchase transactions under this program will depend on a variety of factors, including market conditions and corporate and regulatory considerations. In connection with the repurchase program, the Warburg Pincus funds waived their rights relating to share repurchases under the shareholders agreement for all repurchases of common shares by ACGL under the repurchase program in open market transactions and certain privately negotiated transactions.

PERFORMANCE GRAPH

        The following graph compares the cumulative total shareholder return on our common shares for each of the last five years through December 31, 2008 to the cumulative total return, assuming reinvestment of dividends, of (1) Standard & Poor's ("S&P") 500 Composite Stock Index ("S&P 500 Index") and (2) the S&P 500 Property & Casualty Insurance Index. The share price performance presented below is not necessarily indicative of future results.

CUMULATIVE TOTAL SHAREHOLDER RETURN(1)(2)(3)

(1)
Stock price appreciation plus dividends.

(2)
The above graph assumes that the value of the investment was $100 on December 31, 2003. The closing price for our common shares on December 31, 2008 (i.e., the last trading day in 2008) was $70.10.

(3)
This graph is not "soliciting material," is not deemed filed with the SEC and is not to be incorporated by reference in any filing by us under the Securities Act of 1933, as amended or the Securities and Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

ITEM 6.    SELECTED FINANCIAL DATA

        The following table sets forth summary historical consolidated financial and operating data for the five-year period ended December 31, 2008 and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and the related notes.

	Years Ended December 31,
(U.S. dollars in thousands except share data)	2008	2007	2006	2005	2004
Statement of Income Data:
Revenues:
Net premiums written	$2,805,726	$2,901,936	$3,017,418	$3,138,772	$2,980,032
Net premiums earned	2,845,454	2,944,650	3,081,665	2,977,716	2,915,882
Net investment income	468,080	463,070	377,534	232,902	143,705
Equity in net income (loss) of investment funds accounted for using the equity method	(178,608)	(171)	2,671	—	—
Net realized gains (losses)	(185,101)	28,141	(19,437)	(53,456)	30,237
Total revenues	2,966,813	3,452,445	3,452,678	3,167,529	3,104,050
Income before income taxes	304,505	873,544	739,893	285,435	343,127
Net income	290,966	857,943	713,214	256,486	316,899
Preferred dividends	(25,844)	(25,844)	(20,655)	—	—

Net income available to common shareholders	$265,122	$832,099	$692,559	$256,486	$316,899

Weighted average common shares and common share equivalents outstanding:
Basic	62,101,203	70,995,672	73,212,432	35,342,650	31,560,737
Diluted	64,789,052	73,762,419	76,246,725	74,709,858	72,519,045
Net income per common share data:
Basic	$4.27	$11.72	$9.46	$7.26	$10.04
Diluted	$4.09	$11.28	$9.08	$3.43	$4.37
Cash dividends per share	—	—	—	—	—

	December 31,
(U.S. dollars in thousands except share data)	2008	2007	2006	2005	2004
Balance Sheet Data:
Total investments and cash(1)	$9,992,239	$10,129,663	$9,319,148	$7,119,450	$5,835,515
Premiums receivable	628,951	729,628	749,961	672,902	520,781
Unpaid losses and loss adjustment expenses recoverable	1,729,135	1,609,619	1,552,157	1,389,768	617,607
Total assets	14,616,545	15,624,267	14,312,467	11,488,436	8,218,754
Reserves for losses and loss adjustment expenses:
Before unpaid losses and loss adjustment expenses recoverable	7,666,957	7,092,452	6,463,041	5,452,826	3,492,759
Net of unpaid losses and loss adjustment expenses recoverable	5,937,822	5,482,833	4,910,884	4,063,058	2,875,152
Unearned premiums:
Before prepaid reinsurance premiums	1,526,682	1,765,881	1,791,922	1,699,691	1,518,162
Net of prepaid reinsurance premiums	1,222,975	1,285,419	1,321,784	1,377,256	1,219,795
Senior notes	300,000	300,000	300,000	300,000	300,000
Revolving credit agreement borrowings	100,000	—	—	—	—
Total liabilities	11,183,580	11,588,456	10,721,848	9,007,909	5,976,848
Common shareholders' equity	3,107,965	3,710,811	3,265,619	2,480,527	2,241,906
Preferred shareholders' equity	325,000	325,000	325,000	—	—
Total shareholders' equity	3,432,965	4,035,811	3,590,619	2,480,527	2,241,906
Book value:(2)(3)
Per common share	$51.36	$55.12	$43.97	$33.82	$41.76
Diluted	$51.36	$55.12	$43.97	$33.82	$31.03
Shares outstanding:
Basic	60,511,974	67,318,466	74,270,466	73,334,870	34,902,923
Diluted	60,511,974	67,318,466	74,270,466	73,334,870	72,251,073

(1)
In our securities lending transactions, we receive collateral in excess of the market value of the fixed maturities and short-term investments pledged under securities lending agreements. For purposes of this table, we have excluded $730.2 million, $1.5 billion, $891.4 million and $893.4 million, respectively, of collateral received which is reflected as "investment of funds received under securities lending agreements, at market value" and included $728.1 million, $1.46 billion, $860.8 million and $863.9 million, respectively, of "fixed maturities and short-term investments pledged under securities lending agreements, at market value" at December 31, 2008, 2007, 2006 and 2005.

(2)
Book value per share excludes the effects of stock options and restricted stock units and, at December 31, 2004, class B warrants.

(3)
Book value per common share at December 31, 2004 was determined by dividing (i) the difference between total shareholders' equity and the aggregate liquidation preference of the series A convertible preference shares of $784.3 million by (ii) the number of common shares outstanding. All outstanding series A convertible preference shares were converted to common shares in 2005.

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

GENERAL

Overview

        Arch Capital Group Ltd. ("ACGL" and, together with its subsidiaries, "we" or "us") is a Bermuda public limited liability company with over $3.8 billion in capital at December 31, 2008 and, through operations in Bermuda, the United States, Europe and Canada, writes insurance and reinsurance on a worldwide basis. While we are positioned to provide a full range of property and casualty insurance and reinsurance lines, we focus on writing specialty lines of insurance and reinsurance. It is our belief that our underwriting platform, our experienced management team and our strong capital base that is unencumbered by significant pre-2002 risks have enabled us to establish a strong presence in the insurance and reinsurance markets.

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

Current Outlook

        During the second half of 2008, the financial markets have experienced significant adverse credit events and a loss of liquidity, which have reduced the amount and availability of capital in the insurance industry. In addition, certain of our competitors have experienced significant financial difficulties. We believe that the impacts of such events, along with the recent catastrophic activity, have begun to affect market conditions positively and may lead to rate strengthening in a number of specialty lines. However, the current economic conditions also could have a material impact on the frequency and severity of claims and therefore could negatively impact our underwriting returns. In addition, volatility in the financial markets could continue to significantly affect our investment returns, reported results and shareholders equity. We consider the potential impact of economic trends in the estimation process for establishing unpaid losses and loss adjustment expenses ("LAE") and in determining our investment strategies.

        We continue to believe that the most attractive area from a pricing point of view remains U.S. catastrophe-related property business. We expect that our writings in property and marine lines of business will continue to represent a significant proportion of our overall book of business in future periods and may represent a larger proportion of our overall book of business in future periods, which could increase the volatility of our results of operations. We seek to limit the probable maximum pre-tax loss to a specific level for severe catastrophic events. Currently, we generally seek to limit the probable maximum pre-tax loss to approximately 25% of total shareholders' equity for a severe catastrophic event in any geographic zone that could be expected to occur once in every 250 years, although we reserve the right to change this threshold at any time. As of January 1, 2009, the probable maximum pre-tax loss for a catastrophic event in any geographic zone arising from a 1-in-250 year event was approximately $763 million, compared to $820 million as of October 1, 2008. There can be no assurances that we will not suffer pre-tax losses greater than 25% of our total shareholders' equity from one or more catastrophic events due to several factors, including the inherent uncertainties in estimating the frequency and severity of such events and the margin of error in making such determinations resulting from potential inaccuracies and inadequacies in the data provided by clients and brokers, the modeling techniques and the application of such techniques or as a result of a decision to change the percentage of shareholders' equity exposed to a single catastrophic event. See "Risk Factors—Risk Relating to Our Industry" and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Natural and Man-Made Catastrophic Events."

        In addition, in the 2009 first quarter, we received approval in principle from the Lloyd's Franchise Board and the Financial Services Authority in the United Kingdom to establish a managing agent and syndicate at Lloyd's. The newly formed Syndicate 2012 is expected to commence underwriting in the 2009 second quarter.

History

        We commenced operations in September 1995 following the completion of the initial public offering of our predecessor, Arch Capital Group (U.S.) Inc. ("Arch-U.S."). Arch-U.S. is a Delaware company formed in March 1995 under the original name of "Risk Capital Holdings, Inc." From that time until May 2000, we provided reinsurance and other forms of capital to insurance companies. On May 5, 2000, we sold our prior reinsurance book of business to White Mountains Reinsurance Company of America ("WTM Re"), formerly known as Folksamerica Reinsurance Company, in an asset sale, but retained our surplus and our U.S.-licensed reinsurance platform. On November 8, 2000, following shareholder approval, we changed our legal domicile to Bermuda in order to benefit from Bermuda's favorable business, regulatory, tax and financing environment.

        During the period from May 2000 through the announcement of our underwriting initiative in October 2001, we built and acquired insurance businesses that were intended to enable us to generate both fee-based revenue (e.g., commissions and advisory and management fees) and risk-based revenue (i.e., insurance premium). As part of this strategy, we built an underwriting platform that was intended to enable us to maximize risk-based revenue during periods in the underwriting cycle when we believed it was more favorable to assume underwriting risk. In October 2001, we concluded that underwriting conditions favored dedicating our attention exclusively to building our insurance and reinsurance businesses.

        In October 2001, we launched an underwriting initiative to meet current and future demand in the global insurance and reinsurance markets that included the recruitment of new insurance and reinsurance management teams and an equity capital infusion of $763.2 million in the form of convertible preference shares. In April 2002, we completed an offering of common shares and received net proceeds of $179.2 million and, in September 2002, we received proceeds of $74.3 million from the exercise of class A warrants by our principal shareholders and certain other investors. In March 2004, we completed a public offering of common shares and received net proceeds of $179.3 million and, in May 2004, we completed a public offering of $300.0 million principal amount of 7.35% senior notes due May 1, 2034 and received net proceeds of $296.4 million, of which $200.0 million of the net proceeds was used to repay all amounts outstanding under our existing credit facility. In 2006, we issued $325.0 million of non-cumulative preferred shares in public offerings and received net proceeds of $314.4 million. The board of directors of ACGL has authorized the investment of up to $1.5 billion in ACGL's common shares through a share repurchase program. Such amount consisted of a $1.0 billion authorization in February 2007 and a $500.0 million authorization in May 2008. Repurchases under the program may be effected from time to time in open market or privately negotiated transactions through February 2010. Since the inception of the share repurchase program, ACGL has repurchased approximately 15.3 million common shares for an aggregate purchase price of $1.05 billion. The timing and amount of the repurchase transactions under this program will depend on a variety of factors, including market conditions and corporate and regulatory considerations.

Revenues

        We derive our revenues primarily from the issuance of insurance policies and reinsurance contracts. Insurance and reinsurance premiums are driven by the volume and classes of business of the policies and contracts that we write which, in turn, are related to prevailing market conditions. The premium we charge for the risks assumed is also based on many assumptions. We price these risks well before our ultimate costs are known, which may extend many years into the future. In addition, our revenues include fee income and income we generate from our investment portfolio. Our investment portfolio is comprised primarily of fixed income investments that are classified as "available for sale." Under accounting principles generally accepted in the United States of America ("GAAP"), these investments are carried at market value and unrealized gains and losses on the investments are not included in our statement of income. These unrealized gains and losses are included in accumulated other comprehensive income or loss as a separate component of shareholders' equity in our balance sheet.

Costs and Expenses

        Our costs and expenses primarily consist of losses and LAE, acquisition expenses and other operating expenses. Losses and LAE include management's best estimate of the ultimate cost of claims incurred during a reporting period. Such costs consist of three components: paid losses, changes in estimated amounts for known losses ("case reserves"), and changes in reserves for incurred but not reported ("IBNR") losses. See "—Critical Accounting Policies, Estimates and Recent Accounting Pronouncements—Reserves for Losses and Loss Adjustment Expenses" for further discussion. Acquisition expenses, net of ceding commissions received from unaffiliated reinsurers, consist primarily of commissions, brokerage and taxes paid to obtain our business. A significant portion of such costs is paid based on a percentage of the premium written and will vary for each class or type of business that we underwrite. Other operating expenses consist primarily of certain company costs necessary to support our worldwide insurance and reinsurance operations. A large portion of such costs are compensation-related and include share-based compensation.

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND RECENT ACCOUNTING PRONOUNCEMENTS

        The preparation of consolidated financial statements in accordance with GAAP requires us to make many estimates and judgments that affect the reported amounts of assets, liabilities (including reserves), revenues and expenses, and related disclosures of contingent liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, insurance and other reserves, reinsurance recoverables, allowance for doubtful accounts, investment valuations, intangible assets, bad debts, income taxes, contingencies and litigation. We base our estimates on historical experience, where possible, and on various other assumptions that we believe to be reasonable under the circumstances, which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates and judgments for a relatively new insurance and reinsurance company, like our company, are even more difficult to make than those made in a mature company since relatively limited historical information has been reported to us through December 31, 2008. Actual results will differ from these estimates and such differences may be material. We believe that the following critical accounting policies require our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Reserves for Losses and Loss Adjustment Expenses

        We are required by applicable insurance laws and regulations and GAAP to establish reserves for losses and LAE ("Loss Reserves") that arise from the business we underwrite. Loss Reserves for our insurance and reinsurance operations are balance sheet liabilities representing estimates of future amounts required to pay losses and LAE for insured or reinsured events which have occurred at or before the balance sheet date. Loss Reserves do not reflect contingency reserve allowances to account for future loss occurrences. Losses arising from future events will be estimated and recognized at the time the losses are incurred and could be substantial.

        At December 31, 2008 and 2007, our Loss Reserves, net of unpaid losses and loss adjustment expenses recoverable, by type and by operating segment were as follows:

	December 31,
(U.S. dollars in thousands)	2008	2007
Insurance:
Case reserves.	$1,043,168	$811,054
IBNR reserves	2,257,735	2,100,696

Total net reserves	$3,300,903	$2,911,750

Reinsurance:
Case reserves.	$661,621	$623,419
Additional case reserves	87,820	80,438
IBNR reserves	1,887,478	1,867,226

Total net reserves	$2,636,919	$2,571,083

Total:
Case reserves.	$1,704,789	$1,434,473
Additional case reserves	87,820	80,438
IBNR reserves	4,145,213	3,967,922

Total net reserves	$5,937,822	$5,482,833

  Insurance Operations

        Loss Reserves for our insurance operations are comprised of (1) case reserves for claims reported and (2) reserves for losses that have occurred but for which claims have not yet been reported, referred to as IBNR reserves. For our insurance operations, generally, claims personnel determine whether to establish a case reserve for the estimated amount of the ultimate settlement of individual claims. The estimate reflects the judgment of claims personnel based on general corporate reserving practices, the experience and knowledge of such personnel regarding the nature and value of the specific type of claim and, where appropriate, advice of counsel. Our insurance operations also contract with a number of outside third party administrators in the claims process who, in certain cases, have limited authority to establish case reserves. The work of such administrators is reviewed and monitored by our claims personnel. Loss Reserves are also established to provide for LAE and represent the estimated expense of settling claims, including legal and other fees and the general expenses of administering the claims adjustment process. Periodically, adjustments to the reported or case reserves may be made as additional information regarding the claims is reported or payments are made. IBNR reserves are established to provide for incurred claims which have not yet been reported to an insurer or reinsurer at the balance sheet date as well as to adjust for any projected variance in case reserving. IBNR reserves are derived by subtracting paid losses and LAE and case reserves from estimates of ultimate losses and LAE. Actuaries estimate ultimate losses and LAE using various generally accepted actuarial methods applied to known losses and other relevant information. Like case reserves, IBNR reserves are adjusted as additional information becomes known or payments are made. The process of estimating reserves involves a considerable degree of judgment by management and, as of any given date, is inherently uncertain.

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

        At December 31, 2008 and 2007, Loss Reserves for our insurance operations by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	December 31,
(U.S. dollars in thousands)	2008	2007
Casualty	$673,513	$647,842
Property, marine and aviation.	518,476	345,177
Construction and national accounts	514,467	431,309
Professional liability	460,891	412,527
Executive assurance	445,922	431,068
Programs	400,245	370,852
Healthcare	148,915	153,018
Surety	79,705	87,232
Other	58,769	32,725

Total net reserves	$3,300,903	$2,911,750

        The reserving method for our insurance operations to date has been, to a large extent, the expected loss method, which is commonly applied when limited loss experience exists. Over time, other common reserving methodologies have begun to be employed. Any estimates and assumptions made as part of the reserving process could prove to be inaccurate due to several factors, including the fact that relatively limited historical information has been reported to our insurance operations through December 31, 2008 in some lines of business. See below for a discussion of the key assumptions in our insurance operations' reserving process.

        Although Loss Reserves are initially determined based on underwriting and pricing analysis, our insurance operations apply several generally accepted actuarial methods, as discussed below, on a quarterly basis to evaluate their Loss Reserves, in addition to the expected loss method, in particular for Loss Reserves from more mature accident years (the year in which a loss occurred). As noted below, beginning in 2005, our insurance operations began to give a relatively small amount of weight to their own experience following reviews of open claims on lines of business written on a claims-made basis for which they developed a reasonable level of credible data. Each quarter, as part of the reserving process, actuaries at our insurance operations reaffirm that the assumptions used in the reserving process continue to form a sound basis for the projection of liabilities. If actual loss activity differs substantially from expectations based on historical information, an adjustment to loss reserves may be supported. Estimated Loss Reserves for more mature accident years are now based more on historical loss activity and patterns than on the initial assumptions based on pricing indications. The more recent accident years continue to be mainly based on internal pricing assumptions. Our insurance operations place more or less reliance on a particular actuarial method based on the facts and circumstances at the time the estimates of Loss Reserves are made. These methods generally fall into one of the following categories or are hybrids of one or more of the following categories:

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

        In the initial reserving process for property, marine and aviation business, which are primarily short-tail exposures, our insurance operations rely on a combination of the reserving methods discussed above. For catastrophe-exposed business, our insurance operations' reserving process also includes the usage of catastrophe models for known events and a heavy reliance on analysis of individual catastrophic events and management judgment. The development of property losses can be unstable, especially for policies characterized by high severity, low frequency losses. As time passes, for a given accident year, additional weight is given to the paid and incurred B-F loss development methods and historical paid and incurred loss development methods in the reserving process. Our insurance operations make a number of key assumptions in their reserving process, including that historical paid and reported development patterns are stable, catastrophe models provide useful information about our exposure to catastrophic events that have occurred and our underwriters' judgment as to potential loss exposures can be relied on. The expected loss ratios used in the initial reserving process for our insurance operations' property business have varied over time due to changes in pricing, reinsurance structure, estimates of catastrophe losses, policy changes (such as attachment points, class and limits) and geographical distribution. As losses in property lines are reported relatively quickly, expected loss ratios are selected for the current accident year based upon actual attritional loss ratios for earlier accident years, adjusted for rate changes, inflation, changes in reinsurance programs and expected attritional losses based on modeling. Due to the short-tail nature of property business, reported loss experience emerges quickly and ultimate losses are known in a reasonably short period of time.

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

        In the initial reserving process for executive assurance, professional liability and healthcare business, primarily consisting of medium-tail exposures written on a claims-made basis, our insurance operations primarily rely on the expected loss method. As time passes, for a given accident year, additional weight is given to the paid and incurred B-F loss development methods and historical paid and incurred loss development methods in the reserving process. Beginning in 2005, our insurance operations began to give a relatively small amount of weight to their own experience following reviews of open claims, in particular for lines of business written on a claims-made basis for which they developed a reasonable level of credible data. Over the last few years, our insurance operations have increased their reliance on reviews of open claims. In general, the expected loss ratios established for executive assurance, professional liability and healthcare business for recent accident years vary, in some cases materially, from earlier accident years based on analysis of pricing, loss cost trends and changes in policy coverage. Since this business is primarily written on a claims-made basis and is subject to high severity, low frequency losses, a great deal of uncertainty exists in setting these initial reserves. In addition, only a limited number of years of historical experience is available for use in projecting loss experience using standard actuarial methods. As the credibility of historical experience for earlier accident years increases, the experience from these accident years will be given a greater weighting in the actuarial analysis to determine future accident year expected loss ratios, adjusted for the occurrence or lack of large losses, changes in pricing, loss trends, terms and conditions and reinsurance structure.

        In the initial reserving process for construction and surety business, consisting of primary and excess casualty and contract surety coverages written on an occurrence and claims-made basis, our insurance operations primarily rely on a combination of the reserving methods discussed above. Such business is subject to the assumptions and development characteristics noted above for casualty business. As time passes, for a given accident year, additional weight has been given to the paid and incurred B-F loss development methods and historical paid and incurred loss development methods in the reserving process. In general, the expected loss ratios used in the initial reserving process for our insurance operations' construction and surety business for recent accident years vary, in some cases materially, from earlier accident years. As the credibility of historical experience for earlier accident years has increased, the experience from these accident years has been given a greater weighting in the actuarial analysis to determine future accident year expected loss ratios, adjusted for anticipated changes in the regulatory environment, pricing, loss trends, terms and conditions and reinsurance structure.

        For the years ended December 31, 2006 to 2008, on average, our insurance segment reported approximately $33 million of estimated net favorable development in prior year Loss Reserves, or approximately 1.4% of average beginning Loss Reserves. Of such amount, approximately $36 million came from medium-tail lines, or 3.4% of beginning medium-tail Loss Reserves and $25 million from long-tail lines, or 2.7% of average beginning long-tail Loss Reserves, offset partially by adverse development of $28 million from short-tail lines, or 6.9% of average beginning short-tail Loss Reserves. For the year ended December 31, 2008, estimated net favorable development in prior year Loss Reserves was approximately $79 million, or 2.7% of beginning Loss Reserves. Such amount consisted of approximately $68 million from medium-tail lines, or 5.4% of beginning medium-tail Loss Reserves, and $17 million from long-tail lines, or 1.4% of beginning long-tail Loss Reserves, partially offset by adverse development of $6 million from short-tail lines, or 1.1% of beginning short-tail Loss Reserves. For informational purposes, based on historical results, applying the 1.4% average estimated net favorable development in average beginning Loss Reserves for the years ended December 31, 2006 to 2008 to our insurance segment's net Loss Reserves of $3.3 billion at December 31, 2008 would result in an increase in income before income taxes of approximately $46 million, or $0.71 per diluted share, and applying the 2.7% of estimated net favorable development in beginning Loss Reserves for the year ended December 31, 2008 to such Loss Reserves would result in an increase in income before income taxes of approximately $90 million, or $1.38 per diluted share. The amounts noted above are informational only and should not be considered projections of future events. Future favorable or adverse development in our insurance segment's Loss Reserves is subject to numerous factors, and no assurances can be given that we will experience favorable development in our Loss Reserves or that our ultimate losses will not be significantly different than the amounts shown above, and such differences could directly and significantly impact earnings favorably or unfavorably in the period they are determined. Because of our insurance segment's limited operating history, the sensitivity analysis above is one way to gauge the impact of changes in the assumptions in our reserving process. For another estimate of potential variability in our insurance segment's Loss Reserves, see "—Simulation Results." Refer to "—Results of Operations" for a discussion on net favorable or adverse development of our insurance operations' prior year Loss Reserves.

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

        The estimation of Loss Reserves for our reinsurance operations is subject to the same risk factors as the estimation of Loss Reserves for our insurance operations. In addition, the inherent uncertainties of estimating such reserves are even greater for reinsurers, due primarily to the following factors: (1) the claim-tail for reinsurers is generally longer because claims are first reported to the ceding company and then to the reinsurer through one or more intermediaries, (2) the reliance on premium estimates, where reports have not been received from the ceding company, in the reserving process, (3) the potential for writing a number of reinsurance contracts with different ceding companies with the same exposure to a single loss event, (4) the diversity of loss development patterns among different types of reinsurance treaties or facultative contracts, (5) the necessary reliance on the ceding companies for information regarding reported claims and (6) the differing reserving practices among ceding companies.

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

        Backlogs in the recording of assumed reinsurance can also complicate the accuracy of loss reserve estimation. As of December 31, 2008, there were no significant backlogs related to the processing of assumed reinsurance information at our reinsurance operations.

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

        At December 31, 2008 and 2007, Loss Reserves for our reinsurance operations by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	December 31,
(U.S. dollars in thousands)	2008	2007
Casualty	$1,739,394	$1,715,712
Property excluding property catastrophe	299,811	295,728
Other specialty.	163,099	212,088
Marine and aviation	238,959	167,290
Property catastrophe	145,211	111,084
Other	50,445	69,181

Total net reserves	$2,636,919	$2,571,083

        The reserving method for our reinsurance operations to date has been, to a large extent, the expected loss method, which is commonly applied when limited loss experience exists. Over time, other common reserving methodologies have begun to be employed. Any estimates and assumptions made as part of the reserving process could prove to be inaccurate due to several factors, including the fact that relatively limited historical information has been reported to our reinsurance operations through December 31, 2008 in some lines of business. See below for a discussion of the key assumptions in our reinsurance operations' reserving process.

        Although Loss Reserves are initially determined based on underwriting and pricing analysis, our reinsurance operations apply several generally accepted actuarial methods, as discussed above, on a quarterly basis to evaluate their Loss Reserves in addition to the expected loss method, in particular for Loss Reserves from more mature underwriting years (the year in which business is underwritten). Each quarter, as part of the reserving process, actuaries at our reinsurance operations reaffirm that the assumptions used in the reserving process continue to form a sound basis for projection of liabilities. If actual loss activity differs substantially from expectations based on historical information, an adjustment to loss reserves may be supported. Estimated Loss Reserves for more mature underwriting years are now based more on actual loss activity and historical patterns than on the initial assumptions based on pricing indications. The more recent underwriting years continue to be mainly based on internal pricing assumptions. Our reinsurance operations place more or less reliance on a particular actuarial method based on the facts and circumstances at the time the estimates of Loss Reserves are made.

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

        In response to such factors, and their impact on the credibility of the initial loss estimates for casualty reinsurance exposures, a provision was included in establishing our reinsurance operations' net Loss Reserves in 2002 and 2003 on casualty losses occurring prior to each balance sheet date. As of December 31, 2003, the provision, included in IBNR, was $49.0 million (or 5.0% of our reinsurance operations' net Loss Reserves). Due to the additional data our reinsurance operations had gained on its existing book of business by the end of 2003, it was determined that it was no longer necessary to continue to include a provision in the reserving process beginning in 2004. Based on the recommendation of an independent actuarial firm, our reinsurance operations adopted a methodology to evaluate the existing provision by comparing actual claims experience to a schedule of expected claims experience prepared by the independent actuarial firm. If the actual claims experience is in line with the expected claims experience, a reduction of the provision is made based on the schedule established in the review. For 2008, 2007 and 2006, following reviews of actual and expected claims experience, our reinsurance operations reduced the provision by $2.7 million, $10.6 million and $7.7 million, respectively. At December 31, 2008, the remaining provision included in our reinsurance operations' Loss Reserves was $8.6 million (or 0.3% of our reinsurance operations' net Loss Reserves), compared to $11.3 million (or 0.4% of our reinsurance operations' net Loss Reserves) at December 31, 2007.

        In the initial reserving process for short-tail lines, consisting of property excluding property catastrophe and property catastrophe exposures, our reinsurance operations rely on a combination of the reserving methods discussed above. For known catastrophic events, our reinsurance operations' reserving process also includes the usage of catastrophe models and a heavy reliance on analysis which includes ceding company inquiries and management judgment. The development of property losses may be unstable, especially where there is high catastrophic exposure, may be characterized by high severity, low frequency losses for excess and catastrophe-exposed business and may be highly correlated across contracts. As time passes, for a given underwriting year, additional weight is given to the paid and incurred B-F loss development methods and historical paid and incurred loss development methods in the reserving process. Our reinsurance operations make a number of key assumptions in reserving for short-tail lines, including that historical paid and reported development patterns are stable, catastrophe models provide useful information about our exposure to catastrophic events that have occurred and our underwriters' judgment and guidance received from ceding companies as to potential loss exposures may be relied on. The expected loss ratios used in the initial reserving process for our reinsurance operations' property exposures have varied over time due to changes in pricing, reinsurance structure, estimates of catastrophe losses, terms and conditions and geographical distribution. As losses in property lines are reported relatively quickly, expected loss ratios are selected for the current underwriting year incorporating the experience for earlier underwriting years, adjusted for rate changes, inflation, changes in reinsurance programs, expectations about present and future market conditions and expected attritional losses based on modeling. Due to the short-tail nature of property business, reported loss experience emerges quickly and ultimate losses are known in a reasonably short period of time.

        For the years ended December 31, 2006 to 2008, on average, our reinsurance segment reported approximately $157 million of estimated net favorable development in prior year Loss Reserves, or 6.5% of average beginning Loss Reserves. Of such amount, approximately $91 million came from short-tail lines, or 13.2% of average beginning short-tail Loss Reserves, $58 million came from long-tail lines, or 3.7% of average beginning long-tail Loss Reserves and $8 million came from medium-tail lines, or 4.4% of average beginning medium-tail Loss Reserves. For the year ended December 31, 2008, estimated net favorable development in prior year Loss Reserves was $231 million, or 9.0% of beginning Loss Reserves. Of such amount, approximately $126 million came from short-tail lines, or 19.4% of beginning short-tail Loss Reserves, $99 million came from long-tail lines, or 5.7% of beginning long-tail Loss Reserves and $6 million came from medium-tail lines, or 3.6% of average beginning medium-tail Loss Reserves. For informational purposes, based on our reinsurance segment's historical results, applying the 6.5% average estimated net favorable development in average beginning Loss Reserves for the years ended December 31, 2006 to 2008 to our reinsurance segment's net Loss Reserves of $2.64 billion at December 31, 2008 would result in an increase in income before income taxes of approximately $171 million, or $2.64 per diluted share, while using the 9.0% of estimated net favorable development in beginning Loss Reserves for the year ended December 31, 2008 to such Loss Reserves would result in an increase in income before income taxes of approximately $237 million, or $3.66 per diluted share. The amounts noted above are informational only and should not be considered projections of future events. Future favorable or adverse development in our reinsurance segment's Loss Reserves is subject to numerous factors, and no assurances can be given that we will experience favorable development in our Loss Reserves or that our ultimate losses will not be significantly different than the amounts shown above, and such differences could directly and significantly impact earnings favorably or unfavorably in the period they are determined. Because of our reinsurance segment's limited operating history, the sensitivity analysis above is one way to gauge the impact of changes in the assumptions in our reserving process. For another estimate of potential variability in our reinsurance segment's Loss Reserves, see "—Simulation Results." Refer to "—Results of Operations" for additional discussion on net favorable or adverse development of our reinsurance operations' prior year Loss Reserves.

  Simulation Results

        Generally, due to the insufficient amount of historical loss data for our insurance and reinsurance operations in many lines of business, we do not produce a range of estimates in calculating reserves. As described above, we primarily use the expected loss method to calculate our initial Loss Reserves, and such amounts represent management's best estimate of our ultimate liabilities. As the loss data has developed, other actuarial methods have been given more weight in our reserving process for certain lines of business. In order to illustrate the potential volatility in our Loss Reserves, we used a Monte Carlo simulation approach to simulate a range of results based on various probabilities. Both the probabilities and related modeling are subject to inherent uncertainties. The simulation relies on a significant number of assumptions, such as the potential for multiple entities to react similarly to external events, and includes other statistical assumptions.

        At December 31, 2008, our recorded Loss Reserves by operating segment, net of unpaid losses and loss adjustment expenses recoverable and the results of the simulation were as follows:

	December 31, 2008
(U.S. dollars in thousands)	Insurance	Reinsurance	Total
Total net reserves	$3,300,903	$2,636,919	$5,937,822

Simulation results:
90th percentile(1)	$3,939,308	$3,420,576	$7,096,546
10th percentile(2)	$2,712,372	$1,960,212	$4,876,363

(1)
Simulation results indicate that a 90% probability exists that the net reserves for losses and loss adjustment expenses will not exceed the indicated amount.

(2)
Simulation results indicate that a 10% probability exists that the net reserves for losses and loss adjustment expenses will be at or below the indicated amount.

        The simulation results shown for each segment do not add to the total simulation results, as the individual segment simulation results do not reflect the diversification effects across our segments. For informational purposes, based on the total simulation results, a change in our Loss Reserves to the amount indicated at the 90th percentile would result in a decrease in income before income taxes of approximately $1.16 billion, or $17.88 per diluted share, while a change in our Loss Reserves to the amount indicated at the 10th percentile would result in an increase in income before income taxes of approximately $1.06 billion, or $16.38 per diluted share. The simulation results noted above are informational only, and no assurance can be given that our ultimate losses will not be significantly different than the simulation results shown above, and such differences could directly and significantly impact earnings favorably or unfavorably in the period they are determined.

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

        Our insurance operations had in effect during 2008 a reinsurance program which provided coverage equal to a maximum of 70% of the first $275 million in excess of a $75 million retention per occurrence for certain property catastrophe-related losses occurring during 2008. During 2007, a reinsurance program was in effect which provided coverage equal to a maximum of 88% of the first $325 million in excess of a $75 million retention per occurrence for certain property catastrophe-related losses occurring during each period, compared to a maximum of 92% of the first $325 million in excess of a $75 million retention per occurrence during 2006. In the 2009 first quarter, our insurance operations renewed its reinsurance program which provides coverage for certain property-catastrophe related losses occurring during 2009 equal to a maximum of 80% of the first $275 million in excess of a $75 million retention per occurrence.

        On December 29, 2005, Arch Reinsurance Ltd. ("Arch Re Bermuda") entered into a quota share reinsurance treaty with Flatiron Re Ltd. ("Flatiron"), a Bermuda reinsurance company, pursuant to which Flatiron assumed a 45% quota share (the "Flatiron Treaty") of certain lines of property and marine business underwritten by Arch Re Bermuda for unaffiliated third parties for the 2006 and 2007 underwriting years (January 1, 2006 to December 31, 2007). Effective June 28, 2006, the parties amended the Flatiron Treaty to increase the percentage ceded to Flatiron from 45% to 70% of all covered business bound by Arch Re Bermuda from (and including) June 28, 2006 until (and including) August 15, 2006, provided such business does not incept beyond September 30, 2006. The ceding percentage for all business bound outside of this period continued to be 45%.

        Arch Re Bermuda pays to Flatiron a reinsurance premium in the amount of the ceded percentage of the original gross written premium on the business reinsured with Flatiron less a ceding commission, which includes a reimbursement of direct acquisition expenses as well as a commission to Arch Re Bermuda for generating the business. The Flatiron Treaty also provides for a profit commission to Arch Re Bermuda based on the underwriting results for the 2006 and 2007 underwriting years on a cumulative basis. Arch Re Bermuda records such profit commission based on underwriting experience recorded each quarter. As a result, the profit commission arrangement with Flatiron may increase the volatility of our reported results of operations on both a quarterly and annual basis. On December 31, 2007, the Flatiron Treaty expired by its terms. At December 31, 2008, $18.3 million of premiums ceded to Flatiron were unearned.

        During the period from May 2005 through April 2006, our reinsurance operations had in effect a catastrophe reinsurance program which provided up to $55 million of coverage in excess of certain deductibles for any one occurrence and $110 million in the aggregate annually, for certain catastrophe-related losses worldwide occurring during the period. The coverage was not renewed upon expiration. While our reinsurance operations may purchase industry loss warranty contracts and other reinsurance which is intended to limit their exposure, the non-renewal of the catastrophe reinsurance program and the Flatiron Treaty increases the risk retention of our reinsurance operations and, as a result, may increase the volatility in our results of operations in future periods.

Premium Revenues and Related Expenses

        Insurance premiums written are generally recorded at the policy inception and are primarily earned on a pro rata basis over the terms of the policies for all products, usually 12 months. Premiums written include estimates in most of our insurance operations' lines of business. The amount of such insurance premium estimates included in premiums receivable and other assets at December 31, 2008 and 2007 was $52.0 million and $50.1 million, respectively. Such premium estimates are derived from multiple sources which include the historical experience of the underlying business, similar business and available industry information. Unearned premium reserves represent the portion of premiums written that relates to the unexpired terms of in-force insurance policies.

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

        The amount of reinsurance premium estimates included in premiums receivable and the amount of related acquisition expenses by type of business were as follows at December 31, 2008 and 2007:

	December 31,
	2008			2007
(U.S. dollars in thousands)	Gross Amount	Acquisition Expenses	Net Amount	Gross Amount	Acquisition Expenses	Net Amount
Casualty.	$110,458	$(26,866)	$83,592	$171,876	$(47,127)	$124,749
Property excluding property catastrophe	55,104	(14,056)	41,048	94,892	(23,918)	70,974
Marine and aviation	49,776	(13,200)	36,576	81,672	(22,492)	59,180
Other specialty	49,754	(14,648)	35,106	47,161	(11,185)	35,976
Property catastrophe	28,822	(4,947)	23,875	25,677	(4,346)	21,331
Other	1,110	(59)	1,051	1,157	(57)	1,100

Total	$295,024	$(73,776)	$221,248	$422,435	$(109,125)	$313,310

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

        A significant portion of amounts included as premiums receivable, which represent estimated premiums written, net of commissions, are not currently due based on the terms of the underlying contracts. Based on currently available information, management believes that the premium estimates included in premiums receivable will be collectible and, therefore, no provision for doubtful accounts has been recorded on the premium estimates at December 31, 2008.

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

Collection of Insurance-Related Balances and Provision for Doubtful Accounts

        For purposes of managing risk, we reinsure a portion of our exposures, paying to reinsurers a part of the premiums received on the policies we write, and we may also use retrocessional protection. Ceded premiums written represented approximately 23.5% of gross premiums written for 2008, compared to 29.9% for 2007 and 29.5% for 2006.

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

        We monitor the financial condition of our reinsurers and attempt to place coverages only with substantial, financially sound carriers. If the financial condition of our reinsurers or retrocessionaires deteriorates, resulting in an impairment of their ability to make payments, we will provide for probable losses resulting from our inability to collect amounts due from such parties, as appropriate. We evaluate the credit worthiness of all the reinsurers to which we cede business. If our analysis indicates that there is significant uncertainty regarding the collectability of amounts due from reinsurers, managing general agents, brokers and other clients, we will record a provision for doubtful accounts. See "Financial Condition, Liquidity and Capital Resources—Financial Condition—Premiums Receivable and Reinsurance Recoverables" for further details.

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

Investments

        We currently classify all of our fixed maturity investments, short-term investments and other investments as "available for sale" and, accordingly, they are carried at estimated market value. The market value of fixed maturity securities is generally determined from quotations received from nationally recognized pricing services, or when such prices are not available, by reference to broker or underwriter bid indications. Short-term investments comprise securities due to mature within one year of the date of issue. Short-term investments include certain cash equivalents which are part of our investment portfolios under the management of external and internal investment managers. Other investments are carried at estimated market value. Market value is initially considered to be equal to the cost of such investment until the investment is revalued based on substantive events or other factors which could indicate a diminution or appreciation in value.

        Our investment portfolio includes certain funds that invest in fixed maturity securities which, due to their ownership structure, are accounted for by us using the equity method. In applying the equity method, these investments are initially recorded at cost and are subsequently adjusted based on our proportionate share of the net income or loss of the funds (which include changes in the market value of the underlying securities in the funds). Such investments are generally recorded on a one month lag with some investments reported for on a three month lag. Changes in the carrying value of such investments are recorded in net income as "Equity in net income (loss) of investment funds accounted for using the equity method" while changes in the carrying value of our other fixed income investments are recorded as an unrealized gain or loss component of accumulated other comprehensive income in shareholders' equity. As such, fluctuations in the carrying value of the investment funds accounted for using the equity method may increase the volatility of our reported results of operations.

        In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," FASB Staff Position Nos. FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" and Securities and Exchange Commission Staff Accounting Bulletin No. 59, "Other-Than-Temporary Impairment of Certain Investments in Debt and Equity Securities," we review our investments each quarter to determine whether a decline in market value below the amortized cost basis is other-than-temporary. Our process for identifying declines in the market value of investments that are other-than-temporary involves consideration of several factors. These factors include (i) the time period in which there has been a significant decline in value, (ii) an analysis of the liquidity, business prospects and overall financial condition of the issuer, (iii) the significance of the decline and (iv) our intent and ability to hold the investment for a sufficient period of time for the value to recover. Where our analysis of the above factors results in the conclusion that declines in market values are other-than-temporary, the cost of the securities is written down to market value and is reflected as a realized loss. In periods subsequent to the recognition of an other-than-temporary impairment on fixed maturities, we account for such securities as if they had been purchased on the measurement date of the other-than-temporary impairment and the provision for other-than-temporary impairment (reflected as a discount or reduced premium based on the new cost basis) is amortized into net investment income over the remaining life of the fixed maturities, or until such securities are sold. See note 7, "Investment Information," of the notes accompanying our consolidated financial statements.

        Under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), as amended on January 1, 2001, all derivative financial instruments, including embedded derivative instruments, are required to be recognized as either assets or liabilities in the consolidated balance sheets and measured at market value. The accounting for gains and losses associated with changes in the market value of a derivative and the effect on the consolidated financial statements depends on whether it has been designated and qualifies as part of a hedging relationship and whether the hedge is highly effective in achieving offsetting changes in the market value of the asset or liability hedged.

        Our investment strategy allows for the use of derivative instruments. We utilize various derivative instruments such as futures contracts to enhance investment performance, replicate investment positions or manage market exposures and duration risk. Pursuant to SFAS No. 133, these instruments, which have no hedging designation, are recognized as assets and liabilities in our balance sheet at market value and changes in market value are included in net realized gains and losses in our results of operations. See note 7, "Investment Information—Investment-Related Derivatives," of the notes accompanying our consolidated financial statements for more information about our use of derivative instruments.

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

        See note 2(l), "Significant Accounting Policies—Share-Based Compensation," and note 13, "Share Capital" of the notes accompanying our consolidated financial statements for more information about share-based compensation.

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

RESULTS OF OPERATIONS

Years Ended December 31, 2008 and 2007

        The following table sets forth net income available to common shareholders and earnings per common share data:

	Years Ended December 31,
(U.S. dollars in thousands, except share data)	2008	2007
Net income available to common shareholders	$265,122	$832,099

Diluted net income per common share	4.09	$11.28

Diluted weighted average common shares and common share equivalents outstanding	64,789,052	73,762,419

        Net income available to common shareholders was $265.1 million for 2008, compared to $832.1 million for 2007. The lower level of net income was due in part to a decrease in underwriting income from our insurance and reinsurance operations, as discussed in "—Segment Information" below, and an increase in investment losses in the 2008 period, as discussed in "—Equity in Net Income (Loss) of Investment Funds Accounted for Using the Equity Method" and "—Net Realized Gains or Losses" below.

        During 2008, we recorded estimated after-tax net losses of $287.4 million, or $4.44 per share, related to Hurricanes Gustav and Ike, after reinsurance recoveries and net of reinstatement premiums. Such estimates were based on currently available information derived from modeling techniques, industry assessments of exposure, preliminary claims information obtained from our clients and brokers and a review of our in-force contracts. Actual losses from these events may vary materially from our estimates due to the inherent uncertainties in making such determinations resulting from several factors, including the preliminary nature of the available information, the potential inaccuracies and inadequacies in the data provided by clients and brokers, the modeling techniques and the application of such techniques, the contingent nature of business interruption exposures, the effects of any resultant demand surge on claims activity and attendant coverage issues. In particular, the models used for offshore energy risks are relatively new and may be subject to even greater variability. In addition, actual losses may increase if our reinsurers fail to meet their obligations to us or the reinsurance protections purchased by us are exhausted or are otherwise unavailable.

        Our net income available to common shareholders for 2008 represented a 7.8% annualized return on average common equity, compared to 23.9% for 2007. The decrease in diluted average shares outstanding from 2007 to 2008 was primarily due to the weighted impact of share repurchases, which reduced weighted average shares outstanding for 2008 by 12.9 million shares, compared to 3.3 million shares for 2007.

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

  Insurance Segment

        The following table sets forth our insurance segment's underwriting results:

	Years Ended December 31,
(U.S. dollars in thousands)	2008	2007
Gross premiums written	$2,490,919	$2,660,302
Net premiums written	1,657,603	1,717,548
Net premiums earned	$1,675,089	$1,702,343
Fee income	3,445	5,063
Losses and loss adjustment expenses	(1,194,528)	(1,077,769)
Acquisition expenses, net	(224,539)	(201,703)
Other operating expenses	(288,883)	(276,388)

Underwriting income (loss)	$(29,416)	$151,546

Underwriting Ratios
Loss ratio	71.3%	63.3%
Acquisition expense ratio(1)	13.2%	11.7%
Other operating expense ratio	17.2%	16.2%

Combined ratio	101.7%	91.2%

    (1)
    The acquisition expense ratio is adjusted to include certain fee income.

        The insurance segment recorded an underwriting loss of $29.4 million for 2008, compared to underwriting income of $151.5 million for 2007. The combined ratio for the insurance segment was 101.7% for 2008, compared to 91.2% for 2007. During 2008, the insurance segment incurred estimated pre-tax net losses, after reinsurance and net of reinstatement premiums, related to Hurricanes Gustav and Ike of $98.1 million. Before reinsurance, such estimated losses were $214.3 million. The components of the insurance segment's underwriting results are discussed below.

        Premiums Written.    Gross premiums written by the insurance segment were $2.49 billion for 2008, compared to $2.66 billion for 2007, and ceded premiums written were 33.5% of gross premiums written for 2008, compared to 35.4% for 2007. Net premiums written by the insurance segment were $1.66 billion for 2008, compared to $1.72 billion for 2007. The insurance segment continued to maintain underwriting discipline in response to the current market environment with reductions across most specialty lines of business. For information regarding net premiums written by major line of business and geographic location, refer to note 3, "Segment Information," of the notes accompanying our consolidated financial statements.

        Net Premiums Earned.    Net premiums earned for the insurance segment were $1.68 billion for 2008, compared to $1.7 billion for 2007, and generally reflect changes in net premiums written over the previous five quarters, including the mix and type of business written.

        Losses and Loss Adjustment Expenses.    Insurance segment losses and loss adjustment expenses incurred for 2008 were $1.19 billion, or 71.3% of net premiums earned, compared to $1.08 billion, or 63.3% of net premiums earned, for 2007. The 2008 loss ratio reflected approximately 7.2 points related to catastrophic activity, primarily related to Hurricanes Gustav and Ike, while the 2007 loss ratio did not include any significant losses from catastrophic events. The 2008 loss ratio also reflected a 4.7 point reduction related to estimated net favorable development in prior year loss reserves, compared to a 0.7 point reduction in 2007. The insurance segment's net favorable development in 2008 was primarily due to reductions in reserves in medium-tailed and long-tailed lines of business which mainly resulted from better than expected claims emergence in older accident years.

        For a discussion of the reserves for losses and loss adjustment expenses, please refer to the section above entitled "Critical Accounting Policies, Estimates and Recent Accounting Pronouncements—Reserves for Losses and Loss Adjustment Expenses."

        Underwriting Expenses.    The underwriting expense ratio for the insurance segment was 30.4% in 2008, compared to 27.9% for 2007. The acquisition expense ratio was 13.2% for 2008, compared to 11.7% for 2007. The acquisition expense ratio is influenced by, among other things, (1) the amount of ceding commissions received from unaffiliated reinsurers, (2) the amount of business written on a surplus lines (non-admitted) basis and (3) mix of business. The acquisition expense ratio in 2008 reflects changes in the form of reinsurance ceded and the mix of business and also included 0.9 points related to favorable prior year loss development, compared to 0.5 points for 2007. The insurance segment's other operating expense ratio was 17.2% for 2008, compared to 16.2% for 2007, with the increase due in part to a lower level of net premiums earned in 2008. In addition, operating expenses in 2008 included approximately $12.3 million, or 0.7 points, related to workforce reductions and the relocation of certain of the insurance segment's U.S. operations. These actions were undertaken as part of an expense management plan, which includes office relocation and personnel and other expense saving initiatives.

  Reinsurance Segment

        The following table sets forth our reinsurance segment's underwriting results:

	Years Ended December 31,
(U.S. dollars in thousands)	2008	2007
Gross premiums written	$1,201,903	$1,517,645
Net premiums written	1,148,123	1,184,388
Net premiums earned	$1,170,365	$1,242,307
Fee income	1,261	2,473
Losses and loss adjustment expenses	(654,216)	(566,401)
Acquisition expenses, net	(265,970)	(278,828)
Other operating expenses	(78,421)	(81,059)

Underwriting income	$173,019	$318,492

Underwriting Ratios
Loss ratio	55.9%	45.6%
Acquisition expense ratio	22.7%	22.4%
Other operating expense ratio	6.7%	6.5%

Combined ratio	85.3%	74.5%

        The reinsurance segment's underwriting income was $173.0 million for 2008, compared to $318.5 million for 2007. The combined ratio for the reinsurance segment was 85.3% for 2008, compared to 74.5% for 2007. During 2008, the reinsurance segment incurred estimated pre-tax net losses, after reinsurance and net of reinstatement premiums, related to Hurricanes Gustav and Ike of $197.4 million. Before reinsurance, such estimated losses were $221.5 million. The components of the reinsurance segment's underwriting results are discussed below.

        Premiums Written.    Gross premiums written by the reinsurance segment were $1.2 billion in 2008, compared to $1.52 billion for 2007. Commencing in 2006, Arch Re Bermuda ceded certain lines of property and marine premiums written under a quota share reinsurance treaty (the "Treaty") to Flatiron. Under the Treaty, Flatiron assumed a 45% quota share of certain lines of property and marine business underwritten by Arch Re Bermuda for the 2006 and 2007 underwriting years (the percentage ceded was increased from 45% to 70% of covered business bound from June 28, 2006 until

August 15, 2006 provided such business did not incept beyond September 30, 2006). On December 31, 2007, the Treaty expired by its terms. For its January 1, 2008 renewals, Arch Re Bermuda adjusted its book of business in light of the expiration of the Treaty and 2008 writings in certain property and marine lines were reduced accordingly. Other reductions in the reinsurance segment's book of business resulted from continued competition which led to non-renewals or lower shares written, partially offset by an increase in writings by the reinsurance segment's property facultative operation.

        Ceded premiums written by the reinsurance segment were 4.5% of gross premiums written for 2008, compared to 22.0% for 2007. In 2008, Arch Re Bermuda ceded $24.7 million of premiums written, or 2.1%, under the Treaty to Flatiron ($151.4 million on an earned basis), compared to $311.4 million, or 20.5%, in 2007 ($282.2 million on an earned basis), with the lower level due to the expiration of the Treaty. At December 31, 2008, $18.3 million of premiums ceded to Flatiron were unearned.

        Net premiums written by the reinsurance segment were $1.15 billion for 2008, compared to $1.18 billion for 2007. Net premiums written for 2008 reflects a lower level of casualty business, which more than offset growth in property lines, including the reinsurance segment's property facultative operation. In general, the reinsurance segment is retaining a higher portion of its property and marine business in 2008 than in prior periods. For information regarding net premiums written by major line and type of business and geographic location, refer to note 3, "Segment Information," of the notes accompanying our consolidated financial statements.

        Net Premiums Earned.    Net premiums earned for our reinsurance segment were $1.17 billion for 2008, compared to $1.24 billion for 2007, and generally reflect changes in net premiums written over the previous five quarters, including the mix and type of business written.

        Losses and Loss Adjustment Expenses.    Reinsurance segment losses and loss adjustment expenses incurred for 2008 were $654.2 million, or 55.9% of net premiums earned, compared to $566.4 million, or 45.6% of net premiums earned, for 2007. The 2008 loss ratio reflected approximately 19.6 points of catastrophic activity, primarily related to Hurricanes Gustav and Ike, while the 2007 loss ratio reflected approximately 4.3 points of catastrophic activity. The 2008 loss ratio also reflected a 19.8 point reduction related to estimated net favorable development in prior year loss reserves, compared to a 13.9 point reduction in the 2007 period. The estimated net favorable development in 2008 was in short-tail and long-tail lines and resulted from better than anticipated claims emergence. The reinsurance segment's loss ratio in 2008 also reflected changes in the mix of business and an increase in expected loss ratios across a number of lines of business primarily due to rate changes.

        In its reserving process in 2002 and 2003, the reinsurance segment recognized that there is a possibility that the assumptions made could prove to be inaccurate due to several factors primarily related to the start up nature of its operations. Due to the availability of additional data, and based on reserve analyses, it was determined that it was no longer necessary to continue to include such factors in the reserving process in 2004. Following reserve reviews, and based on the level of claims activity reported to date, the reinsurance segment has reduced the amount it had recorded in 2002 and 2003 by $2.7 million in 2008 and $10.6 million in 2007. Such amounts are reflected in the prior year development indicated above.

        The net favorable development on prior year loss reserves in both periods was partially offset by increased acquisition expenses which resulted in an increase to the acquisition expense ratio of approximately 0.9 points in 2008, compared to 1.5 points in 2007.

        For a discussion of the reserves for losses and loss adjustment expenses, please refer to the section above entitled "Critical Accounting Policies, Estimates and Recent Accounting Pronouncements—Reserves for Losses and Loss Adjustment Expenses."

        Underwriting Expenses.    The underwriting expense ratio for the reinsurance segment was 29.4% for 2008, compared to 28.9% for 2007. The acquisition expense ratio for 2008 was 22.7%, compared to 22.4% for 2007. The acquisition expense ratio is influenced by, among other things, the mix and type of business written and earned and the level of ceding commission income. The acquisition expense ratio for 2008 included 0.9 points related to favorable prior year loss development, compared to 1.5 points in 2007. In addition, the reinsurance segment's results included commission income (in excess of the reimbursement of direct acquisition expenses) on the quota-share reinsurance treaty with Flatiron, which reduced the acquisition expense ratio by 2.0 points in 2008, compared to 3.1 points in 2007. The reinsurance segment's other operating expense ratio was 6.7% for 2008, compared to 6.5% for 2007. The higher ratio in 2008 primarily resulted from a lower level of net premiums earned.

  Net Investment Income

        Net investment income was $468.1 million for 2008, compared to $463.2 million for 2007. The increase in net investment income in 2008 primarily resulted from a higher level of average invested assets primarily generated by cash flows from operations, partially offset by share repurchase activity during 2008 and a decrease in the pre-tax investment income yield to 4.73% for 2008 from 4.97% for 2007. These yields were calculated based on amortized cost. The decrease in the pre-tax investment yield primarily resulted from the prevailing interest rate environment. Yields on future investment income may vary based on financial market conditions, investment allocation decisions and other factors.

  Equity in Net Income (Loss) of Investment Funds Accounted for Using the Equity Method

        Equity in net loss of investment funds accounted for using the equity method was $178.6 million for 2008, compared to $0.2 million for 2007. We record such investments on a one month or three month lag. The 2008 amount primarily related to our investments in U.S. and Euro-denominated bank loan funds and resulted from the extreme volatility in the capital and credit markets during September to November 2008 as the market values of the secured loans underlying the holdings in such funds declined significantly.

  Net Realized Gains or Losses

        Following is a summary of net realized gains (losses):

	Years Ended December 31,
(U.S. dollars in thousands)	2008	2007
Fixed maturities	$(173,165)	$38,611
Other investments	(35,829)	847
Other(1)	23,893	(11,317)

Total	$(185,101)	$28,141

    (1)
    Includes net realized gains or losses from derivatives, futures contracts and other items.

        Total return on our portfolio under management for 2008 was a negative 2.84%, compared to a positive 6.52% for 2007. Total return is calculated on a pre-tax basis and before investment expenses. The lower total return in 2008 compared to 2007 was primarily due to the widening credit spreads which occurred during the last half of 2008, along with the impact of foreign exchange rate changes. For 2008, net realized losses on our fixed maturities of $173.2 million included a provision of $155.4 million for declines in the market value of investments held in our available for sale portfolio which were considered to be other-than-temporary, based on reviews performed during 2008. Such amount included $22.8 million of write downs on our holdings in fixed income securities issued by

Lehman Brothers Holdings Inc. In addition, we recorded a provision of $25.8 million for declines in the market value of fixed income mutual funds included in 'other investments' which were considered to be other-than-temporary, based on reviews of the expected recovery value of the funds' underlying holdings performed during 2008. For 2007, net realized gains on our fixed maturities of $38.6 million included a provision of $28.1 million for declines in the market value of investments held in our available for sale portfolio which were considered to be other-than-temporary, based on reviews performed during 2007. In addition, we recorded a provision of $2.1 million for declines in the market value of fixed income mutual funds included in 'other investments' which were considered to be other-than-temporary, based on reviews performed during 2007. In periods subsequent to the recognition of an other-than-temporary impairment on fixed maturities, we account for such securities as if they had been purchased on the measurement date of the other-than temporary impairment and the provision for the other-than-temporary impairment (reflected as a discount or reduced premium based on the new cost basis) is amortized into net investment income over the remaining life of the fixed maturities, or until such securities are sold. The declines in market value on such securities were primarily due to the prevailing interest rate, credit and foreign exchange environments. The balance of net realized gains on our fixed maturities in 2008 and 2007 resulted from the sale of securities. For the 2008 and 2007 periods, net realized gains or losses from the sale of fixed maturities primarily resulted from our decisions to reduce credit exposure, changes in duration targets, relative value determinations and sales related to rebalancing the portfolio.

  Other Expenses

        Other expenses, which are included in our other operating expenses and part of our corporate and other segment (non-underwriting), were $28.5 million for 2008, compared to $30.7 million for 2007. Such amounts primarily represent certain holding company costs necessary to support our worldwide insurance and reinsurance operations, share based compensation expense and costs associated with operating as a publicly traded company.

  Net Foreign Exchange Gains or Losses

        Net foreign exchange gains for 2008 of $96.6 million consisted of net unrealized gains of $97.4 million and net realized losses of $0.8 million, compared to net foreign exchange losses of $44.0 million for 2007, which consisted of net unrealized losses of $48.8 million and net realized gains of $4.8 million. For the 2008 and 2007 periods, the net unrealized foreign exchange gains or losses recorded were largely offset by changes in the value of our investments held in foreign currencies. Net unrealized foreign exchange gains or losses result from the effects of revaluing our net insurance liabilities required to be settled in foreign currencies at each balance sheet date. The net foreign exchange gains in 2008 primarily resulted from a strengthening of the U.S. Dollar against the British Pound and Euro. We hold investments in foreign currencies which are intended to mitigate our exposure to foreign currency fluctuations in our net insurance liabilities. However, changes in the value of such investments due to foreign currency rate movements are reflected as a direct increase or decrease to shareholders' equity and are not included in the statement of income.

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

        ACGL will be subject to U.S. federal income tax only to the extent that it derives U.S. source income that is subject to U.S. withholding tax or income that is effectively connected with the conduct of a trade or business within the U.S. and is not exempt from U.S. tax under an applicable income tax treaty. ACGL will be subject to a withholding tax on dividends from U.S. investments and interest from certain U.S. taxpayers. ACGL does not consider itself to be engaged in a trade or business within the U.S. and, consequently, does not expect to be subject to direct U.S. income taxation. However, because there is uncertainty as to the activities which constitute being engaged in a trade or business within the United States, there can be no assurances that the U.S. Internal Revenue Service will not contend successfully that ACGL or its non-U.S. subsidiaries are engaged in a trade or business in the United States. If ACGL or any of its non-U.S. subsidiaries were subject to U.S. income tax, ACGL's shareholders' equity and earnings could be materially adversely affected. ACGL has subsidiaries and branches that operate in various jurisdictions around the world that are subject to tax in the jurisdictions in which they operate. The significant jurisdictions in which ACGL's subsidiaries and branches are subject to tax are the United States, United Kingdom, Ireland, Canada, Switzerland, Germany and Denmark. See "Risk Factors—Risks Relating to Taxation" and "Business—Tax Matters."

        The income tax provision on income before income taxes resulted in an effective tax rate of 4.4% for 2008, compared to 1.8% for 2007. Our effective tax rate fluctuates from year to year consistent with the relative mix of income reported by jurisdiction due primarily to the varying tax rates in each jurisdiction. We currently estimate that our comparable income tax provision in 2009 will result in an effective tax rate of approximately 2.5% to 4.5%, although no assurances can be given to that effect. See note 9, "Income Taxes," of the notes accompanying our consolidated financial statements for a reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average statutory tax rate for 2008, 2007 and 2006.

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

        Premiums Written.    Gross premiums written by the insurance segment were $2.66 billion for 2007, compared to $2.62 billion for 2006, and ceded premiums written were 35.4% of gross premiums written for 2007, compared to 37.1% for 2006. Net premiums written by the insurance segment were $1.72 billion for 2007, compared to $1.65 billion for 2006. Contributing to the higher level of net premiums written in 2007 were increases in professional liability business, as a result of growth in policies written, a higher level of travel and accident business and a decrease in the usage of reinsurance, national accounts casualty business and excess workers' compensation and employers' liability business (included in 'other'). This growth was partially offset by a continued reduction in U.S. primary casualty business and surety business in response to increasing competition and market conditions. For information regarding net premiums written by major line of business and geographic location, refer to note 3, "Segment Information," of the notes accompanying our consolidated financial statements.

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

        Ceded premiums written by the reinsurance segment were 22.0% of gross premiums written for 2007, compared to 19.9% for 2006. The higher ceded percentage in 2007 primarily resulted from the $311.4 million of premiums written ceded by Arch Re Bermuda to Flatiron ($282.2 million on an earned basis), compared to $273.2 million in 2006 ($157.4 million on an earned basis).

        Net premiums written by the reinsurance segment were $1.18 billion for 2007, compared to $1.37 billion for 2006. Net premiums written for 2007 reflects the lower level of international casualty business noted above, which more than offset growth in international property and marine lines, net of the amounts ceded to Flatiron For information regarding net premiums written by major line and type of business and geographic location, refer to note 3, "Segment Information," of the notes accompanying our consolidated financial statements.

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

        The net favorable development on prior year loss reserves in both periods was partially offset by increased acquisition expenses which resulted in an increase to the acquisition expense ratio of approximately 1.5 points in 2007, compared to 0.5 points in 2006. The remainder of the change in the loss ratio for 2007, compared to 2006, resulted from better results recorded in the reinsurance segment's property lines of business and changes in their mix of business.

        For a discussion of the reserves for losses and loss adjustment expenses, please refer to the section above entitled "Critical Accounting Policies, Estimates and Recent Accounting Pronouncements—Reserves for Losses and Loss Adjustment Expenses."

        Underwriting Expenses.    The underwriting expense ratio for the reinsurance segment was 28.9% for 2007, compared to 28.5% for 2006. The acquisition expense ratio for 2007 was 22.4%, compared to 24.9% for 2006. The acquisition expense ratio is influenced by, among other things, the mix and type of business written and earned and the level of ceding commission income. The acquisition expense ratio for 2007 included 1.5 points related to favorable prior year loss development, compared to 0.5 points in 2006. In addition, the reinsurance segment's results included commission income (in excess of the reimbursement of direct acquisition expenses) on the quota-share reinsurance treaty with Flatiron, which reduced the acquisition expense ratio by 3.1 points in 2007, compared to 1.6 points in 2006. The reinsurance segment's other operating expense ratio was 6.5% for 2007, compared to 3.6% for 2006. The higher ratio in 2007 primarily resulted from expenses related to the reinsurance segment's property facultative reinsurance operation, which commenced operations during the 2007 second quarter, and a lower level of net premiums earned.

  Net Investment Income

        Net investment income was $463.1 million for 2007, compared to $377.5 million for 2006. The increase in net investment income in 2007 resulted from a higher level of average invested assets primarily generated by cash flows from operations. In addition, an increase in the pre-tax investment income yield to 4.97% for 2007 from 4.69% for 2006 contributed to the growth in net investment income. These yields were calculated based on amortized cost. The increase in the pre-tax investment yield primarily resulted from higher interest rates embedded in the investment portfolio.

  Net Realized Gains or Losses

        Following is a summary of net realized gains (losses):

	Years Ended December 31,
(U.S. dollars in thousands)	2007	2006
Fixed maturities	$38,611	$(27,379)
Other investments	847	4,186
Other(1)	(11,317)	3,756

Total	$28,141	$(19,437)

    (1)
    Includes net realized gains or losses from derivatives, futures contracts and other items.

        Total return on our portfolio under management for 2007 was 6.52%, compared to 5.24% for 2006. Total return is calculated on a pre-tax basis and before investment expenses. The higher total return in 2007 compared to 2006 was primarily due to movements in interest rates and foreign exchange rates during the periods. For 2007, net realized gains on our fixed maturities of $38.6 million included a provision of $28.1 million for declines in the market value of investments held in our available for sale portfolio which were considered to be other-than-temporary, based on reviews performed during 2007. For 2006, net realized losses on our fixed maturities of $27.4 million included a provision of $31.6 million for declines in the market value of investments held in our available for sale portfolio which were considered to be other-than-temporary, based on reviews performed during 2006. The declines in market value on such securities were primarily due to the prevailing interest rate, credit and foreign exchange environments. The balance of net realized gains on our fixed maturities in 2007 and 2006 resulted from the sale of securities. For the 2007 and 2006 periods, net realized gains or losses from the sale of fixed maturities primarily resulted from our decisions to reduce credit exposure, changes in duration targets, relative value determinations and sales related to rebalancing the portfolio.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

  Investable Assets

        The finance and investment committee of our board of directors establishes our investment policies and sets the parameters for creating guidelines for our investment managers. The finance and investment committee reviews the implementation of the investment strategy on a regular basis. Our current approach stresses preservation of capital, market liquidity and diversification of risk. While maintaining our emphasis on preservation of capital and liquidity, we expect our portfolio to become more diversified and, as a result, we may expand into areas which are not currently part of our investment strategy. Our Chief Investment Officer administers the investment portfolio, oversees our investment managers, formulates investment strategy in conjunction with our finance and investment committee and directly manages certain portions of our fixed income portfolio.

        On a consolidated basis, our aggregate investable assets totaled $9.97 billion at December 31, 2008, compared to $10.12 billion at December 31, 2007, as detailed in the table below:

	December 31,
	2008	2007
Fixed maturities available for sale, at market value	$8,122,221	$7,137,998
Fixed maturities pledged under securities lending agreements, at market value(1)	626,501	1,462,826

Total fixed maturities	8,748,722	8,600,824
Short-term investments available for sale, at market value	479,586	699,036
Short-term investments pledged under securities lending agreements, at market value(1)	101,564	219
Cash	251,739	239,915
Other investments:
Fixed income mutual funds	39,858	194,090
International equity index funds	—	92,056
Privately held securities and other	69,743	67,548
Investment funds accounted for using the equity method	301,027	235,975

Total cash and investments(1)	9,992,239	10,129,663
Securities transactions entered into but not settled at the balance sheet date	(18,236)	(5,796)

Total investable assets	$9,974,003	$10,123,867

(1)
In our securities lending transactions, we receive collateral in excess of the market value of the fixed maturities and short-term investments pledged under securities lending agreements. For purposes of this table, we have excluded the investment of collateral received at December 31, 2008 and December 31, 2007 of $730.2 million and $1.5 billion, respectively, which is reflected as "investment of funds received under securities lending agreements, at market value" and included the $728.1 million and $1.46 billion, respectively, of "fixed maturities and short-term investments pledged under securities lending agreements, at market value."

        At December 31, 2008, our fixed income portfolio, which includes fixed maturity securities and short-term investments, had a "AA+" average credit quality rating, an average effective duration of 3.62 years, and an average yield to maturity (imbedded book yield), before investment expenses, of 4.55%. At December 31, 2007, our fixed income portfolio had a "AA+" average credit quality rating, an average effective duration of 3.29 years, and an average yield to maturity (imbedded book yield), before investment expenses, of 5.03%. At December 31, 2008, approximately $5.3 billion, or 52.2%, of total investable assets was internally managed, compared to $4.61 billion, or 45.5%, at December 31, 2007. Our fixed maturities at December 31, 2008 included exposures to certain corporate sectors, such as the financial sector (11% of total investable assets) and the industrial sector (6% of total investable assets).

        At December 31, 2008 and 2007, the weighted average contractual maturities of our total fixed maturity and short-term investments, based on market value, were 12.0 years and 12.0 years, respectively, while the weighted average expected maturities of our total fixed maturity and short-term investments, based on market value, were 4.2 years and 4.6 years, respectively. There were no investments in any entity in excess of 10% of our shareholders' equity at December 31, 2008 or 2007 other than investments issued or guaranteed by the United States government or its agencies.

        As a result of recent financial market disruption, which has included a lack of liquidity in the credit markets and a widening of credit spreads on fixed maturities, the market value of our investment portfolio at December 31, 2008 was lower than in prior periods.

        The distribution of our fixed maturities and fixed maturities pledged under securities lending agreements by type is shown below:

	December 31, 2008		December 31, 2007
	Estimated Market Value	Net Unrealized Gains (Losses)	Estimated Market Value	Net Unrealized Gains (Losses)
Corporate bonds	$2,019,373	$(47,848)	$2,452,527	$29,302
Mortgage backed securities	1,581,736	(102,453)	1,234,596	10,124
Commercial mortgage backed securities	1,219,737	(52,084)	1,315,680	16,781
U.S. government and government agencies	1,463,897	63,603	1,165,423	21,151
Municipal bonds	965,966	25,085	990,325	13,018
Asset backed securities	970,041	(69,641)	1,008,030	5,478
Non-U.S. government securities	527,972	1,806	434,243	24,976

Total	$8,748,722	$(181,532)	$8,600,824	$120,830

        At December 31, 2008, we had the ability and intent to hold fixed maturities which were in an unrealized loss position until recovery. During 2008, pre-tax net realized losses on our investment portfolio were $185.1 million, which reflected $181.2 million of other-than-temporary impairment charges, including $22.8 million of write downs on our holdings in fixed income securities issued by Lehman Brothers Holdings Inc. During the second half of 2008, credit spreads significantly widened, which led to significant unrealized losses on our investment portfolio. See "Risk Factors—Risks Relating to Our Company—Our investment performance may affect our financial results and ability to conduct business."

        The credit quality distribution of our fixed maturities and fixed maturities pledged under securities lending agreements is shown below. Approximately 97% of the fixed maturities and fixed maturities pledged under securities lending agreements held by us were rated investment grade by the major rating agencies at December 31, 2008, compared to 98% at December 31, 2007.

	December 31, 2008		December 31, 2007
Rating(1)	Estimated Market Value	% of Total	Estimated Market Value	% of Total
AAA	$6,756,503	77.2	$6,600,258	76.7
AA	815,512	9.3	882,262	10.3
A	750,947	8.6	677,047	7.9
BBB	195,319	2.2	243,610	2.8
BB	52,349	0.6	25,390	0.3
B	126,688	1.5	128,459	1.5
Lower than B	9,549	0.1	11,321	0.1
Not rated	41,855	0.5	32,477	0.4

Total	$8,748,722	100.0	$8,600,824	100.0

(1)
Ratings as assigned by the major rating agencies.

        The following table summarizes our top ten exposures to fixed income corporate issuers at December 31, 2008, including amounts guaranteed by the U.S. government:

	Estimated Market Value
(U.S. dollars in thousands)	U.S. Government Guaranteed(1)	Not Guaranteed	Total
December 31, 2008:
General Electric Capital Corp.	$31,163	$103,887	$135,050
JPMorgan Chase & Co.	35,875	63,819	99,694
Wells Fargo & Company	—	99,031	99,031
Citigroup Inc.	41,502	56,943	98,445
Bank of America Corp.	31,895	61,793	93,688
HSBC Holdings PLC	26,104	23,139	49,243
Verizon Communications Inc.	—	43,305	43,305
Goldman Sachs Group Inc.	27,113	8,826	35,939
Barclays Bank PLC	—	27,323	27,323
Morgan Stanley Corp.	15,134	11,448	26,582

(1)
Securities issued which are guaranteed by the Federal Deposit Insurance Corporation ("FDIC"), a U.S. government agency, under the Temporary Liquidity Guarantee Program.

        At December 31, 2008, we held insurance enhanced municipal bonds, net of prerefunded bonds that are escrowed in U.S. government obligations, in the amount of approximately $362.5 million, which represented approximately 4% of our total invested assets. These securities had an average rating of "Aa3" by Moody's and "AA" by Standard & Poor's. Giving no effect to the insurance enhancement, the overall credit quality of our insured municipal bond portfolio had an average underlying rating of "Aa3" by Moody's and "AA" by Standard & Poor's. Guarantors of our insurance enhanced municipal bonds, net of prerefunded bonds that are escrowed in U.S. government obligations, included MBIA Insurance Corporation ($147.8 million), Financial Security Assurance Inc. ($75.9 million), Ambac Financial Group, Inc. ($77.6 million), Financial Guaranty Insurance Company ($32.7 million) and the Texas Permanent School Fund ($28.5 million). We do not have a significant exposure to insurance enhanced asset-backed or mortgage-backed securities. We do not have any significant investments in companies which guarantee securities at December 31, 2008.

        Our portfolio includes investments, such as mortgage-backed securities, which are subject to prepayment risk. At December 31, 2008, our investments in mortgage-backed securities ("MBS"), excluding commercial mortgage-backed securities, amounted to approximately $1.58 billion, or 15.9% of total investable assets, compared to $1.23 billion, or 12.2%, at December 31, 2007. Such amounts are classified as "available for sale" and are not held for trading purposes. As with other fixed income investments, the market value of these securities fluctuates depending on market and other general economic conditions and the interest rate environment. Changes in interest rates can expose us to changes in the prepayment rate on these investments. In periods of declining interest rates, mortgage prepayments generally increase and MBS are prepaid more quickly, requiring us to reinvest the proceeds at the then current market rates. Conversely, in periods of rising rates, mortgage prepayments generally fall, preventing us from taking full advantage of the higher level of rates. However, current economic conditions may curtail prepayment activity as refinancing becomes more difficult, thus limiting prepayments on MBS.

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

        The following table provides information on our mortgage backed securities ("MBS") and commercial mortgage backed securities ("CMBS") at December 31, 2008, excluding amounts guaranteed by the U.S. government:

				Estimated Market Value
(U.S. dollars in thousands)	Issuance Year	Par Value	Average Credit Quality	Total	% of Asset Class	% of Investable Assets
MBS:
Non-agency MBS	2002	$5,666	AAA	$5,099	0.3	0.1
	2003	9,360	AAA	8,350	0.5	0.1
	2004	53,977	AAA	41,319	2.6	0.4
	2005	115,506	AAA	67,423	4.3	0.7
	2006	97,713	AAA	58,354	3.7	0.6
	2007	135,125	AA-	82,989	5.2	0.8
	2008	31,165	AAA	24,563	1.6	0.2

Total non-agency MBS		$448,512	AA+	$288,097	18.2	2.9

CMBS:
Non-agency CMBS	1998	$3,400	AAA	$3,236	0.3	0.0
	1999	100,996	AAA	102,243	8.4	1.0
	2000	132,168	AAA	128,633	10.5	1.3
	2001	87,124	AAA	83,341	6.8	0.8
	2002	71,486	AAA	65,252	5.3	0.7
	2003	99,068	AAA	87,277	7.2	0.9
	2004	77,414	AAA	67,754	5.6	0.7
	2005	77,952	AAA	62,419	5.1	0.6
	2006	82,252	AAA	65,064	5.3	0.7
	2007	32,900	AAA	26,435	2.2	0.3

Total non-agency CMBS		$764,760	AAA	$691,654	56.7	7.0

	Non-Agency MBS	Non-Agency CMBS(1)
Additional Statistics:
Weighted average loan age (months)	36	79
Weighted average life (months)(2)	78	37
Weighted average loan-to-value %(3)	68%	57%
Total delinquencies(4)	7.8%	1.2%
Current credit support %(5)	14.8%	29.7%

(1)
Loans defeased with government/agency obligations represented approximately 23% of the collateral underlying our CMBS holdings.

(2)
The weighted average life for MBS is based on the interest rates in effect at December 31, 2008. The weighted average life for CMBS reflects the average life of the collateral underlying our CMBS holdings.

(3)
The range of loan-to-values on MBS is 35% to 91% while the range of loan-to-values on CMBS is 43% to 73%.

(4)
Total delinquencies includes 60 days and over.

(5)
Current credit support % represents the percentage for a collateralized mortgage obligation ("CMO") or CMBS class/tranche from other subordinate classes in the same CMO or CMBS deal.

        The following table provides information on our asset backed securities ("ABS") at December 31, 2008:

				Estimated Market Value
(U.S. dollars in thousands)	Par Value	Average Credit Quality	Effective Duration	Total	% of Class	% of Investable Assets
Sector:
Autos(1)	$281,200	AAA	1.29	$265,428	27.4	2.7
Credit cards(2)	502,280	AAA	1.68	462,172	47.6	4.6
Rate reduction bonds(3)	139,361	AAA	1.95	139,632	14.4	1.4
Other	85,124	AAA	0.66	78,414	8.1	0.8

	$1,007,965	AAA	1.52	$945,646	97.5	9.5
Home equity(4)	$26,422	AAA	0.01	$18,055	1.9	0.2
	9,670	AA	0.01	4,377	0.4	0.0
	1,852	A	0.01	936	0.1	0.0
	343	BBB	0.01	189	0.0	0.0
	5,993	B	0.01	208	0.0	0.0
	10,900	CCC	0.01	544	0.1	0.0
	700	D	0.07	86	0.0	0.0

	$55,880	A	0.01	$24,395	2.5	0.2

Total ABS	$1,063,845	AAA	1.44	$970,041	100.0	9.7

(1)
The weighted average credit support % on Auto ABS holdings is 17.6%.

(2)
The average excess spread % on credit card ABS holdings is 6.3%.

(3)
The weighted average credit support % on rate reduction bonds is 1.4%.

(4)
The weighted average credit support % on home equity ABS holdings is 26.6%.

        At December 31, 2008, our fixed income portfolio included $65.1 million par value in sub-prime securities with an estimated market value of $30.4 million and an average credit quality of "A." Such amounts were primarily in the home equity sector with the balance in other ABS, MBS and CMBS sectors. We define sub-prime mortgage-backed securities as investments in which the underlying loans primarily exhibit one or more of the following characteristics: low FICO scores, above-prime interest rates, high loan-to-value ratios or high debt-to-income ratios. In addition, the portfolio of collateral backing our securities lending program contains approximately $56.1 million estimated market value of sub-prime securities with an average credit quality of "AA+."

        Certain of our investments, primarily those included in "other investments" and "investment funds accounted for using the equity method" on our balance sheet, may use leverage to achieve a higher rate of return. While leverage presents opportunities for increasing the total return of such investments, it may increase losses as well. Accordingly, any event that adversely affects the value of the underlying securities held by such investments would be magnified to the extent leverage is used and our potential losses from such investments would be magnified. In addition, the structures used to generate leverage may lead to such investment funds being required to meet covenants based on market valuations and asset coverage. Market valuation declines in the funds could force the sale of investments into a depressed market, which may result in significant additional losses. Alternatively, the funds may attempt to deleverage by raising additional equity or potentially changing the terms of the established financing arrangements. We may choose to participate in the additional funding of such investments. Our investment commitments related to investment funds accounted for using the equity method totaled approximately $8.3 million at December 31, 2008.

        Our investment strategy allows for the use of derivative instruments. We utilize various derivative instruments such as futures contracts to enhance investment performance, replicate investment positions or manage market exposures and duration risk. See Note 7, "Investment Information—Investment-Related Derivatives," of the notes accompanying our consolidated financial Statements for additional disclosures concerning derivatives.

        Other investments totaled $109.6 million at December 31, 2008, compared to $353.7 million at December 31, 2007. During 2008, we sold our positions in international equity index funds and reduced our ownership of one fixed income mutual fund. Investment funds accounted for using the equity method totaled $301.0 million at December 31, 2008, compared to $236.0 million at December 31, 2007. See Note 7, "Investment Information—Other Investments" and "Investment Information—Investment Funds Accounted for Using the Equity Method" of the notes accompanying our consolidated financial statements for further details.

        Effective January 1, 2008, we adopted and implemented SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP and provides a common definition of fair value to be used throughout GAAP. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly fashion between market participants at the measurement date.

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

        We use quoted values and other data provided by nationally recognized independent pricing sources as inputs into its process for determining fair values of its fixed maturity investments. To validate the techniques or models used by pricing sources, our review process includes, but is not limited to: (i) quantitative analysis (e.g., comparing the quarterly return for each managed portfolio to its target benchmark, with significant differences identified and investigated); (ii) a review of the average number of prices obtained in the pricing process and the range of resulting market values; (iii) initial and ongoing evaluation of methodologies used by outside parties to calculate fair value including a review of deep dive reports on selected securities which indicated the use of observable inputs in the pricing process; (iv) comparing the fair value estimates to its knowledge of the current market; and (v) back-testing, which includes randomly selecting purchased or sold securities and comparing the executed prices to the fair value estimates from the pricing service. Based on the above review, we will challenge any prices for a security or portfolio which are considered not to be representative of fair value.

        The independent pricing sources obtain market quotations and actual transaction prices for securities that have quoted prices in active markets. Each source has its own proprietary method for determining the fair value of securities that are not actively traded. In general, these methods involve the use of "matrix pricing" in which the independent pricing source uses observable market inputs including, but not limited to, investment yields, credit risks and spreads, benchmarking of like securities, broker-dealer quotes, reported trades and sector groupings to determine a reasonable fair market value. In addition, pricing vendors use model processes, such as an Option Adjusted Spread model, to develop prepayment and interest rate scenarios. The Option Adjusted Spread model is commonly used to estimate fair value for securities such as mortgage backed and asset backed securities. In certain circumstances, when fair market values are unavailable from these independent pricing sources, quotes are obtained directly from broker-dealers who are active in the corresponding markets. Such quotes are subject to the validation procedures noted above.

        We review our securities measured at fair value and discusses the proper classification of such investments with investment advisors and others. Upon adoption of SFAS No. 157 and at December 31, 2008, we determined that Level 1 securities included highly liquid, recent issue U.S. Treasuries and certain of its short-term investments held in highly liquid money market-type funds where it believes that quoted prices are available in an active market.

        Where we believe that quoted market prices are not available or that the market is not active, fair values are estimated by using quoted prices of securities with similar characteristics, pricing models or matrix pricing and are generally classified as Level 2 securities. We determined that Level 2 securities included corporate bonds, mortgage backed securities, municipal bonds, asset backed securities, certain U.S. government and government agencies, non-U.S. government securities, certain short-term securities and certain other investments.

        Following further review of the inputs used in the pricing process, we determined that three Euro-denominated corporate bonds which invest in underlying portfolios of fixed income securities for which there is a low level of transparency around inputs to the valuation process should be classified within Level 3 of the valuation hierarchy. In addition, we determined that two mutual funds, included in other investments, which invest in underlying portfolios of fixed income securities for which there is a low level of transparency around inputs to the valuation process should be classified within Level 3 of the valuation hierarchy. As such, we transferred $136.8 million of corporate bonds and $31.6 million of other investments in to Level 3 during the 2008 fourth quarter. In addition, Level 3 securities include a small number of premium-tax bonds.

        See Note 7, "Investment Information—Fair Value" of the notes accompanying our consolidated financial statements for a summary of our financial assets and liabilities measured at fair value at December 31, 2008 by SFAS No. 157 hierarchy.

  Premiums Receivable and Reinsurance Recoverables

        At December 31, 2008, approximately 62.0% of premiums receivable of $629.0 million represented amounts not yet due, while amounts in excess of 90 days overdue were 4.1% of the total. At December 31, 2007, approximately 78.8% of premiums receivable of $729.6 million represented amounts not yet due, while amounts in excess of 90 days overdue were 2.9% of the total. Approximately 2.2% of the $63.3 million of paid losses and loss adjustment expenses recoverable were in excess of 90 days overdue at December 31, 2008, compared to 37.4% of the $132.3 million of paid losses and loss adjustment expenses recoverable at December 31, 2007 (a significant portion of such overdue amounts were collected in February 2008). At December 31, 2008 and 2007, our reserves for doubtful accounts were approximately $5.8 million and $10.5 million, respectively.

        At December 31, 2008, approximately 88.5% of reinsurance recoverables on paid and unpaid losses (not including prepaid reinsurance premiums) of $1.79 billion were due from carriers which had an A.M. Best rating of "A-" or better and the largest reinsurance recoverable from any one carrier was less than 7.3% of our total shareholders' equity. At December 31, 2007, approximately 88.5% of our reinsurance recoverables on paid and unpaid losses (not including prepaid reinsurance premiums) of $1.74 billion were due from carriers which had an A.M. Best rating of "A-" or better, and the largest reinsurance recoverable from any one carrier was less than 5.2%, respectively, of our total shareholders' equity.

        The following table details our reinsurance recoverables at December 31, 2008:

	% of Total	A.M. Best Rating(1)
Everest Reinsurance Company	13.8%	A+
Flatiron Re Ltd.(2)	8.3%	NR
Munich Reinsurance America, Inc.	7.0%	A+
Allied World Assurance Company Ltd.	6.3%	A
Odyssey America Reinsurance Corporation(3)	5.6%	A
Munich Reinsurance Company	4.7%	A+
Swiss Reinsurance America Corporation	4.6%	A+
Lloyd's of London syndicates(4)	4.5%	A
Transatlantic Reinsurance Company	4.4%	A
ACE Property & Casualty Insurance Company	3.5%	A+
Federal Insurance Company (part of the Chubb Group)	2.8%	A++
Platinum Underwriters Reinsurance Inc.	2.6%	A
Berkley Insurance Company	2.4%	A+
Sentry Insurance a Mutual Company(5)	2.2%	A+
All other(6)	27.3%

Total	100.0%

(1)
The financial strength ratings are as of February 9, 2009 and were assigned by A.M. Best based on its opinion of the insurer's financial strength as of such date. An explanation of the ratings listed in the table follows: the ratings of "A++" and "A+" are designated "Superior"; and the "A" and "A-" ratings are designated "Excellent." Additionally, A.M. Best has five classifications within the "Not Rated" or "NR" category. Reasons for an "NR" rating being assigned by A.M. Best include insufficient data, size or operating experience, companies which are in run-off with no active business writings or are dormant, companies which disagree with their rating and request that a rating not be published or insurers that request not to be formally evaluated for the purposes of assigning a rating opinion.

(2)
Flatiron is required to contribute funds into a trust for the benefit of Arch Re Bermuda. The recoverable from Flatiron was fully collateralized through such trust at December 31, 2008. See note 4, "Reinsurance," of the notes accompanying our consolidated financial statements for further details on the Flatiron Treaty.

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

(6)
The following table provides a breakdown of the "All other" category by A.M. Best rating:

Companies rated "A-" or better	24.0%
Companies not rated(7)	3.3%

Total	27.3%

(7)
A substantial portion of such amount is collateralized through reinsurance trusts or letters of credit.

        See "—Critical Accounting Policies, Estimates and Recent Accounting Pronouncements—Collection of Insurance-Related Balances and Provision for Doubtful Accounts" for further details.

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

        The following table provides a reconciliation of the net Loss Reserves for the years ended December 31, 2008, 2007 and 2006:

	December 31,
	2008	2007	2006
Net reserve for losses and loss adjustment expenses at beginning of year	$5,482,833	$4,910,884	$4,063,058
Net incurred losses and loss adjustment expenses related to:
Current year	2,158,914	1,829,534	1,867,344
Prior years	(310,170)	(185,364)	(76,795)

Total net incurred losses and loss adjustment expenses	1,848,744	1,644,170	1,790,549
Foreign exchange (gains) losses	(133,881)	45,192	47,711
Total net paid losses and loss adjustment expenses	1,259,874	1,117,413	990,434

Net reserve for losses and loss adjustment expenses at end of year	$5,937,822	$5,482,833	$4,910,884

        See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, Estimates and Recent Accounting Pronouncements—Reserves for Losses and Loss Adjustment Expenses" and "Business—Reserves" for further details.

  Shareholders' Equity

        Our shareholders' equity was $3.43 billion at December 31, 2008, compared to $4.04 billion at December 31, 2007. The decrease of $602.8 million in 2008 was attributable to share repurchase activity and an after-tax decrease in the market value of our investment portfolio, partially offset by net income in the period.

  Book Value per Share

        The following table presents the calculation of book value per common share at December 31, 2008 and 2007:

	December 31,
(U.S. dollars in thousands, except share data)	2008	2007
Calculation of book value per common share:
Total shareholders' equity	$3,432,965	$4,035,811
Less preferred shareholders' equity	(325,000)	(325,000)

Common shareholders' equity	3,107,965	3,710,811
Common shares outstanding(1)	60,511,974	67,318,466

Book value per common share	$51.36	$55.12

(1)
Excludes the effects of 5,131,135 and 5,486,033 stock options and 412,622 and 116,453 restricted stock units outstanding at December 31, 2008 and 2007, respectively.

Liquidity and Capital Resources

        ACGL is a holding company whose assets primarily consist of the shares in its subsidiaries. Generally, ACGL depends on its available cash resources, liquid investments and dividends or other distributions from its subsidiaries to make payments, including the payment of debt service obligations and operating expenses it may incur and any dividends or liquidation amounts with respect to the series A non-cumulative and series B non-cumulative preferred shares and common shares. ACGL's readily available cash, short-term investments and marketable securities, excluding amounts held by our regulated insurance and reinsurance subsidiaries, totaled $16.8 million at December 31, 2008, compared to $36.3 million at December 31, 2007. During 2008, ACGL received dividends of $527.1 million from Arch Re Bermuda which were used to fund the share repurchase program described below along with the payment of preferred dividends, interest expense and other corporate expenses.

        The ability of our regulated insurance and reinsurance subsidiaries to pay dividends or make distributions or other payments to us is dependent on their ability to meet applicable regulatory standards. Under Bermuda law, Arch Re Bermuda is required to maintain an enhanced capital requirement which must equal or exceed its minimum solvency margin (i.e., the amount by which the value of its general business assets must exceed its general business liabilities) equal to the greatest of (1) $100.0 million, (2) 50% of net premiums written (being gross premiums written by us less any premiums ceded by us, but we may not deduct more than 25% of gross premiums when computing net premiums written) and (3) 15% of loss and other insurance reserves. Arch Re Bermuda is prohibited from declaring or paying any dividends during any financial year if it is not in compliance with its enhanced capital requirement, minimum solvency margin or minimum liquidity ratio. In addition, Arch Re Bermuda is prohibited from declaring or paying in any financial year dividends of more than 25%

of its total statutory capital and surplus (as shown on its previous financial year's statutory balance sheet) unless it files, at least seven days before payment of such dividends, with the Bermuda Monetary Authority an affidavit stating that it will continue to meet the required margins. In addition, Arch Re Bermuda is prohibited, without prior approval of the Bermuda Monetary Authority, from reducing by 15% or more its total statutory capital, as set out in its previous year's statutory financial statements. At December 31, 2008, as determined under Bermuda law, Arch Re Bermuda had statutory capital of $2.21 billion and statutory capital and surplus of $3.36 billion. Such amounts include ownership interests in U.S. insurance and reinsurance subsidiaries. Accordingly, Arch Re Bermuda can pay approximately $834 million to ACGL during 2009 without providing an affidavit to the Bermuda Monetary Authority, as discussed above. In addition to meeting applicable regulatory standards, the ability of our insurance and reinsurance subsidiaries to pay dividends to intermediate parent companies owned by Arch Re Bermuda is also constrained by our dependence on the financial strength ratings of our insurance and reinsurance subsidiaries from independent rating agencies. The ratings from these agencies depend to a large extent on the capitalization levels of our insurance and reinsurance subsidiaries. We believe that ACGL has sufficient cash resources and available dividend capacity to service its indebtedness and other current outstanding obligations.

        Our insurance and reinsurance subsidiaries are required to maintain assets on deposit, which primarily consist of fixed maturities, with various regulatory authorities to support their operations. The assets on deposit are available to settle insurance and reinsurance liabilities to third parties. Our insurance and reinsurance subsidiaries also have investments in segregated portfolios primarily to provide collateral or guarantees for letters of credit to third parties. At December 31, 2008 and 2007, such amounts approximated $1.28 billion and $1.17 billion, respectively. In addition, certain of our operating subsidiaries maintain assets in trust accounts as collateral for insurance and reinsurance transactions with affiliated companies. At December 31, 2008 and 2007, such amounts approximated $4.03 billion and $3.8 billion, respectively.

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

        Consolidated net cash provided by operating activities was $1.14 billion for 2008, compared to $1.44 billion for 2007. The lower level of operating cash flows in 2008 primarily resulted from an increase in paid losses, as our insurance and reinsurance loss reserves have continued to mature, along with a lower level of premiums written and collected. Cash flow from operating activities are provided by premiums collected, fee income, investment income and collected reinsurance recoverables, offset by losses and loss adjustment expense payments, reinsurance premiums paid, operating costs and current taxes paid.

        On a consolidated basis, our aggregate cash and invested assets totaled $9.97 billion at December 31, 2008, compared to $10.12 billion at December 31, 2007. The primary goals of our asset liability management process are to satisfy the insurance liabilities, manage the interest rate risk embedded in those insurance liabilities and maintain sufficient liquidity to cover fluctuations in projected liability cash flows. Generally, the expected principal and interest payments produced by our fixed income portfolio adequately fund the estimated runoff of our insurance reserves. Although this is not an exact cash flow match in each period, the substantial degree by which the market value of the fixed income portfolio exceeds the expected present value of the net insurance liabilities, as well as the positive cash flow from newly sold policies and the large amount of high quality liquid bonds, provide assurance of our ability to fund the payment of claims without having to sell securities at distressed prices in an illiquid market or access credit facilities.

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

        The board of directors of ACGL has authorized the investment of up to $1.5 billion in ACGL's common shares through a share repurchase program. Such amount consisted of a $1.0 billion authorization in February 2007 and a $500.0 million authorization in May 2008. Repurchases under the program may be effected from time to time in open market or privately negotiated transactions through February 2010. Since the inception of the share repurchase program through December 31, 2008, ACGL has repurchased approximately 15.3 million common shares for an aggregate purchase price of $1.05 billion. During 2008, ACGL repurchased approximately 7.5 million common shares under the share repurchase program for an aggregate purchase price of $513.1 million.

        At December 31, 2008, approximately $449.8 million of share repurchases were available under the program. The timing and amount of the repurchase transactions under this program will depend on a variety of factors, including market conditions and corporate and regulatory considerations. In light of current financial and insurance market conditions, we will likely not repurchase shares in the first half of 2009, although our plans may change depending on market conditions, our share price performance or other factors. In connection with the share repurchase program, the Warburg Pincus funds waived their rights relating to share repurchases under the shareholders agreement for all repurchases of common shares by ACGL under the share repurchase program in open market transactions and certain privately negotiated transactions.

        To the extent that our existing capital is insufficient to fund our future operating requirements or maintain such ratings, we may need to raise additional funds through financings or limit our growth. Given the recent severe disruptions in the public debt and equity markets, including among other things, widening of credit spreads, lack of liquidity and bankruptcies, we can provide no assurance that, if needed, we would be able to obtain additional funds through financing on satisfactory terms or at all. Continued adverse developments in the financial markets, such as disruptions, uncertainty or volatility in the capital and credit markets, may result in realized and unrealized capital losses that could have a material adverse effect on our results of operations, financial position and our businesses, and may also limit our access to capital required to operate our business.

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

        In addition to common share capital, we depend on external sources of finance to support our underwriting activities, which can be in the form (or any combination) of debt securities, preference shares, common equity and bank credit facilities providing loans and/or letters of credit. As noted above, equity or debt financing, if available at all, may be on terms that are unfavorable to us. In the case of equity financings, dilution to our shareholders could result, and, in any case, such securities may have rights, preferences and privileges that are senior to those of our outstanding securities.

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

        In August 2006, we entered into a five-year agreement for a $300.0 million unsecured revolving loan and letter of credit facility and a $1.0 billion secured letter of credit facility. The $300.0 million unsecured loan and letter of credit facility is also available for the issuance of unsecured letters of credit up to $100.0 million for our U.S.-based reinsurance operation. See "—Contractual Obligations and Commercial Commitments—Letters of Credit and Revolving Credit Facilities" for a discussion of our available facilities, applicable covenants on such facilities and available capacity. It is anticipated that the available facilities will be renewed (or replaced) on expiry, but such renewal (or replacement) will be subject to the availability of credit from banks which we utilize. Given the recent disruptions in the capital markets, we can provide no assurance that we will be able to renew the facilities in August 2011 on satisfactory terms and, if renewed, the costs of the facilities may be significantly higher than the costs of our existing facilities.

        During 2006, ACGL completed two public offerings of non-cumulative preferred shares. On February 1, 2006, $200.0 million principal amount of 8.0% series A non-cumulative preferred shares ("series A preferred shares") were issued with net proceeds of $193.5 million and, on May 24, 2006, $125.0 million principal amount of 7.875% series B non-cumulative preferred shares ("series B preferred shares" and together with the series A preferred shares, the "preferred shares") were issued with net proceeds of $120.9 million. The net proceeds of the offerings were used to support the underwriting activities of ACGL's insurance and reinsurance subsidiaries. ACGL has the right to redeem all or a portion of each series of preferred shares at a redemption price of $25.00 per share on or after (1) February 1, 2011 for the series A preferred shares and (2) May 15, 2011 for the series B preferred shares. Dividends on the preferred shares are non-cumulative. Consequently, in the event dividends are not declared on the preferred shares for any dividend period, holders of preferred shares will not be entitled to receive a dividend for such period, and such undeclared dividend will not accrue and will not be payable. Holders of preferred shares will be entitled to receive dividend payments only when, as and if declared by ACGL's board of directors or a duly authorized committee of ACGL's board of directors. Any such dividends will be payable from the date of original issue on a non-cumulative basis, quarterly in arrears. To the extent declared, these dividends will accumulate, with respect to each dividend period, in an amount per share equal to 8.0% of the $25.00 liquidation preference per annum for the series A preferred shares and 7.875% of the $25.00 liquidation preference per annum for the series B preferred shares. During 2008 and 2007, we paid $25.8 million to holders of the preferred shares and, at December 31, 2008, had declared an aggregate of $3.3 million of dividends to be paid to holders of the preferred shares.

        At December 31, 2008, ACGL's capital of $3.83 billion consisted of $300.0 million of senior notes, representing 7.8% of the total, $100.0 million of revolving credit agreement borrowings due in August 2011, representing 2.6% of the total, $325.0 million of preferred shares, representing 8.5% of the total, and common shareholders' equity of $3.11 billion, representing the balance. At December 31, 2007, ACGL's capital of $4.34 billion consisted of $300.0 million of senior notes, representing 6.9% of the total, $325.0 million of preferred shares, representing 7.5% of the total, and common shareholders' equity of $3.71 billion, representing the balance. The decrease in capital during 2008 was primarily attributable to an after-tax decrease in the market value of our investment portfolio and share repurchase activity, partially offset by net income and borrowings during the period.

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

        We have substantial exposure to unexpected, large losses resulting from future man-made catastrophic events, such as acts of war, acts of terrorism and political instability. These risks are inherently unpredictable. It is difficult to predict the timing of such events with statistical certainty or estimate the amount of loss any given occurrence will generate. It is not possible to completely eliminate our exposure to unforecasted or unpredictable events and, to the extent that losses from such risks occur, our financial condition and results of operations could be materially adversely affected. Therefore, claims for natural and man-made catastrophic events could expose us to large losses and cause substantial volatility in our results of operations, which could cause the value of our common shares to fluctuate widely. In certain instances, we specifically insure and reinsure risks resulting from terrorism. Even in cases where we attempt to exclude losses from terrorism and certain other similar risks from some coverages written by us, we may not be successful in doing so. Moreover, irrespective of the clarity and inclusiveness of policy language, there can be no assurance that a court or arbitration panel will limit enforceability of policy language or otherwise issue a ruling adverse to us.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Letter of Credit and Revolving Credit Facilities

        At December 31, 2008, we had access to a $300.0 million unsecured revolving loan and letter of credit facility and a $1.0 billion secured letter of credit facility (the "Credit Agreement"). The $300.0 million unsecured revolving loan is also available for the issuance of unsecured letters of credit up to $100.0 million for Arch Re U.S. Borrowings of revolving loans may be made by ACGL and Arch Re U.S. at a variable rate based on LIBOR or an alternative base rate at our option. Secured letters of credit are available for issuance on behalf of our insurance and reinsurance subsidiaries. Issuance of letters of credit and borrowings under the Credit Agreement are subject to our compliance with certain covenants and conditions, including absence of a material adverse change. These covenants require, among other things, that we maintain a debt to total capital ratio of not greater than 0.35 to 1 and shareholders' equity in excess of $1.95 billion plus 25% of future aggregate net income for each quarterly period (not including any future net losses) beginning after June 30, 2006 and 25% of future aggregate proceeds from the issuance of common or preferred equity and that our principal insurance and reinsurance subsidiaries maintain at least a "B++" rating from A.M. Best. In addition, certain of our subsidiaries which are party to the Credit Agreement are required to maintain minimum shareholders' equity levels. We were in compliance with all covenants contained in the Credit Agreement at December 31, 2008. The Credit Agreement expires on August 30, 2011.

        Including the secured letter of credit portion of the Credit Agreement and another letter of credit facility (together, the "LOC Facilities"), we have access to letter of credit facilities for up to a total of $1.45 billion. The principal purpose of the LOC Facilities is to issue, as required, evergreen standby letters of credit in favor of primary insurance or reinsurance counterparties with which we have entered into reinsurance arrangements to ensure that such counterparties are permitted to take credit for reinsurance obtained from our reinsurance subsidiaries in United States jurisdictions where such subsidiaries are not licensed or otherwise admitted as an insurer, as required under insurance regulations in the United States, and to comply with requirements of Lloyd's of London in connection with qualifying quota share and other arrangements. The amount of letters of credit issued is driven by, among other things, the timing and payment of catastrophe losses, loss development of existing reserves, the payment pattern of such reserves, the further expansion of our business and the loss experience of such business. When issued, certain letters of credit are secured by a portion of our investment portfolio. In addition, the LOC Facilities also require the maintenance of certain covenants, which we were in compliance with at December 31, 2008. At such date, we had approximately $599.9 million in outstanding letters of credit under the LOC Facilities, which were secured by investments totaling $697.6 million. In May 2008, we borrowed $100.0 million under the Credit Agreement at a variable interest rate that is based on 1 month, 3 month or 6 month reset option terms and their corresponding term LIBOR rates plus 27.5 basis points. The proceeds from such borrowings, which are repayable in August 2011, were contributed to Arch Re Bermuda and used to fund the investment in Gulf Re noted below.

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

Senior Notes

        On May 4, 2004, ACGL completed a public offering of $300.0 million principal amount of 7.35% senior notes ("Senior Notes") due May 1, 2034 and received net proceeds of $296.4 million. ACGL used $200.0 million of the net proceeds to repay all amounts outstanding under a revolving credit agreement. The Senior Notes are ACGL's senior unsecured obligations and rank equally with all of its existing and future senior unsecured indebtedness. Interest payments on the Senior Notes are due on May 1st and November 1st of each year. ACGL may redeem the Senior Notes at any time and from time to time, in whole or in part, at a "make-whole" redemption price. For 2008, 2007 and 2006, interest expense on the Senior Notes was approximately $22.1 million. The market value of the Senior Notes at December 31 2008 and 2007 was $246.1 million and $325.4 million, respectively.

Investment in Joint Venture

        In May 2008, Arch Re Bermuda provided $100.0 million of funding to Gulf Reinsurance Limited ("Gulf Re"), a newly formed reinsurer based in the Dubai International Financial Centre, pursuant to the joint venture agreement with GIC. Under the agreement, each of Arch Re Bermuda and GIC owns 50% of Gulf Re. The initial total capital of the joint venture consists of $200.0 million, plus an additional $200.0 million to be funded equally by us and GIC depending on the joint venture's business needs.

Contractual Obligations

        The following table provides an analysis of our contractual commitments at December 31, 2008:

		Payment due by period
(U.S. dollars in thousands)	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years
Long-term debt obligations	$400,000	—	$100,000	—	$300,000
Interest expense on long-term debt obligations	562,275	22,050	44,100	44,100	452,025
Operating lease obligations	119,836	15,356	28,646	24,172	51,662
Purchase obligations	28,529	13,468	11,274	3,575	212
Reserves for losses and loss adjustment expenses, gross(1)	7,666,957	2,248,781	2,532,935	1,177,584	1,707,657
Deposit accounting liabilities(2)	39,845	1,943	6,926	7,255	23,721
Securities lending collateral(3)	753,528	753,528	—	—	—
Investment in joint venture(4)	100,000	—	—	—	100,000
Unfunded investment commitments	8,255	8,255	—	—	—

Total	$9,679,225	$3,063,381	$2,723,881	$1,256,686	$2,635,277

(1)
The estimated expected contractual commitments related to the reserves for losses and loss adjustment expenses are presented on a gross basis. It should be noted that until a claim has been presented to us, determined to be valid, quantified and settled, there is no known obligation on an individual transaction basis, and while estimable in the aggregate, the timing and amount contain significant uncertainty. Approximately 70% of our net reserves were incurred but not reported at December 31, 2008.

(2)
The estimated expected contractual commitments related to deposit accounting liabilities have been estimated using projected cash flows from the underlying contracts. It should be noted that, due to the nature of such liabilities, the timing and amount contain significant uncertainty.

(3)
As part of our securities lending program, we loan certain fixed income securities to third parties and receive collateral, primarily in the form of cash. The collateral received is reinvested and is reflected as "short-term investment of funds received under securities lending agreements, at market value." Such collateral is due back to the third parties at the close of the securities lending transaction.

(4)
We have committed an additional $100.0 million to our investment in Gulf Re depending on the joint venture's business needs. We do not anticipate that additional funding will be required in the next five years.

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

        On December 29, 2005, Arch Re Bermuda entered into a quota share reinsurance treaty with Flatiron pursuant to which Flatiron assumed a 45% quota share (the "Flatiron Treaty") of certain lines of property and marine business underwritten by Arch Re Bermuda for unaffiliated third parties for the 2006 and 2007 underwriting years (January 1, 2006 to December 31, 2007). Effective June 28, 2006, the parties amended the Flatiron Treaty to increase the percentage ceded to Flatiron from 45% to 70% of all covered business bound by Arch Re Bermuda from (and including) June 28, 2006 until (and including) August 15, 2006 provided such business did not incept beyond September 30, 2006. The ceding percentage for all business bound outside of this period continued to be 45%. On December 31, 2007, the Flatiron Treaty expired by its terms. As a result of the terms of the Flatiron Treaty, we determined that Flatiron is a variable interest entity. However, Arch Re Bermuda is not the primary beneficiary of Flatiron and, as such, we are not required to consolidate the assets, liabilities and results of operations of Flatiron per FIN 46R.

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

        In accordance with the SEC's Financial Reporting Release No. 48, we performed a sensitivity analysis to determine the effects that market risk exposures could have on the future earnings, market values or cash flows of our financial instruments as of December 31, 2008. Market risk represents the risk of changes in the market value of a financial instrument and consists of several components, including liquidity, basis and price risks.

        The sensitivity analysis performed as of December 31, 2008 presents hypothetical losses in cash flows, earnings and market values of market sensitive instruments which were held by us on December 31, 2008 and are sensitive to changes in interest rates and equity security prices. This risk management discussion and the estimated amounts generated from the following sensitivity analysis represent forward-looking statements of market risk assuming certain adverse market conditions occur. Actual results in the future may differ materially from these projected results due to actual developments in the global financial markets. The analysis methods used by us to assess and mitigate risk should not be considered projections of future events of losses.

        The focus of the SEC's market risk rules is on price risk. For purposes of specific risk analysis, we employ sensitivity analysis to determine the effects that market risk exposures could have on the future earnings, market values or cash flows of our financial instruments. The financial instruments included in the following sensitivity analysis consist of all of our investments and cash.

Investment Market Risk

        Fixed Income Securities.    We invest in interest rate sensitive securities, primarily debt securities. We consider the effect of interest rate movements on the market value of our fixed maturities, fixed maturities pledged under securities lending agreements, short-term investments and certain of our other investments which invest in fixed income securities and the corresponding change in unrealized appreciation. As interest rates rise, the market value of our interest rate sensitive securities falls, and the converse is also true. The following table summarizes the effect that an immediate, parallel shift in the interest rate yield curve would have had on the portfolio at December 31, 2008 and 2007. Based on historical observations, there is a low probability that all interest rate yield curves would shift in the same direction at the same time. Furthermore, in recent months interest rate movements in many credit sectors have exhibited a much lower correlation to changes in U.S. Treasury yields. Accordingly, the actual effect of interest rate movements may differ materially from the amounts set forth below. For further discussion on investment activity, please refer to "—Financial Condition, Liquidity and Capital Resources—Financial Condition—Investable Assets"

	Interest Rate Shift in Basis Points
(U.S. dollars in millions)	-100	-50	0	50	100
December 31, 2008:
Total market value	$10,018.4	$9,850.9	$9,659.9	$9,499.7	$9,330.2
Market value change from base	3.71%	1.98%	—	(1.66)%	(3.41)%
Change in unrealized value	$358.5	$191.0	—	$(160.2)	$(329.7)
December 31, 2007:
Total market value	$10,048.9	$9,885.3	$9,725.0	$9,565.4	$9,409.6
Market value change from base	3.33%	1.65%	—	(1.64)%	(3.24)%
Change in unrealized value	$323.9	$160.3	—	$(159.6)	$(315.4)

        In addition, we consider the effect of credit spread movements on the market value of our fixed maturities, fixed maturities pledged under securities lending agreements, short-term investments and certain of our other investments and investment funds accounted for using the equity method which invest in fixed income securities and the corresponding change in unrealized appreciation. As credit spreads widen, the market value of our fixed income securities falls, and the converse is also true. The following table summarizes the effect that an immediate, parallel shift in credit spreads in a static interest rate environment would have had on the portfolio at December 31, 2008:

	Credit Spread Shift in Basis Points
(U.S. dollars in millions)	-100	-50	0	50	100
December 31, 2008:
Total market value	$9,868.6	$9,764.2	$9,659.9	$9,555.6	$9,451.2
Market value change from base	2.16%	1.08%	—	(1.08)%	(2.16)%
Change in unrealized value	$208.7	$104.3	—	$(104.3)	$(208.7)

        Another method that attempts to measure portfolio risk is Value-at-Risk ("VaR"). VaR attempts to take into account a broad cross-section of risks facing a portfolio by utilizing relevant securities volatility data skewed towards the most recent months and quarters. VaR measures the amount of a portfolio at risk for outcomes 1.65 standard deviations from the mean based on normal market conditions over a one year time horizon and is expressed as a percentage of the portfolio's initial value. In other words, 95% of the time, should the risks taken into account in the VaR model perform per their historical tendencies, the portfolio's loss in any one year period is expected to be less than or equal to the calculated VaR, stated as a percentage of the measured portfolio's initial value. As of December 31, 2008, our portfolio's VaR was estimated to be 8.49%, compared to an estimated 3.73% at December 31, 2007, and reflected the significant increase in volatility in 2008.

        Privately Held Securities and Equity Securities.    Our investment portfolio includes an allocation to privately held securities and equity securities. At December 31, 2008 and 2007, the market value of our investments privately held securities and equity securities (excluding our investment in Aeolus LP which is accounted for using the equity method) totaled $8.8 million and $105.3 million, respectively. These securities are exposed to price risk, which is the potential loss arising from decreases in market value. An immediate hypothetical 10% depreciation in the value of each position would reduce the market value of such investments by approximately $0.9 million and $10.5 million at December 31 2008 and 2007, respectively, and would have decreased book value per common share by approximately $0.01 and $0.16, respectively.

        Investment-Related Derivatives.    We began to invest in certain derivative instruments in 2006 to replicate investment positions and to manage market exposures and duration risk. At December 31, 2008 and 2007, the notional value of the net long position for equity futures was nil and $91.2 million, respectively. At December 31, 2008, the notional value of the net long position for Treasury note futures was $556.3 million, compared to $61.7 million at December 31, 2007. At December 31, 2008, the notional value of the net long position for U.K. and German government futures was approximately $363.3 million (at December 31, 2008 foreign currency rates). A 10% depreciation of the underlying exposure to these derivative instruments at December 31, 2008 and 2007 would have resulted in a reduction in net income of approximately $92.0 million and $15.3 million, respectively, and would have decreased book value per common share by $1.52 and $0.23, respectively.

Foreign Currency Exchange Risk

        Foreign currency rate risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates. A 10% depreciation of the U.S. Dollar against other currencies under our outstanding contracts at December 31, 2008 and 2007, net of unrealized appreciation on our securities denominated in currencies other than the U.S. Dollar, would have resulted in unrealized gains of approximately $4.9 million and $12.9 million, respectively, and would have increased book value per common share by approximately $0.08 and $0.19, respectively. A 10% appreciation of the U.S. Dollar against other currencies under our outstanding contracts at December 31, 2008 and 2007, net of unrealized depreciation on our securities denominated in currencies other than the U.S. Dollar, would have resulted in unrealized losses of approximately $4.9 million and $12.9 million, respectively, and would have decreased book value per common share by approximately $0.08 and $0.19, respectively. Historical observations indicate a low probability that all foreign currency exchange rates would shift against the U.S. Dollar in the same direction and at the same time and, accordingly, the actual effect of foreign currency rate movements may differ materially from the amounts set forth above. For further discussion on foreign exchange activity, please refer to "—Results of Operations."

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        In connection with the filing of this Form 10-K, our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation, as of December 31, 2008, for the purposes set forth in the applicable rules under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective.

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

Management's Annual Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control-Integrated Framework.

        Based on our assessment, management determined that, as of December 31, 2008, our internal control over financial reporting was effective. The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page F-2.

Changes in Internal Controls Over Financial Reporting

        There have been no changes in internal control over financial reporting that occurred in connection with our evaluation required pursuant to Rules 13a-15 and 15d-15 under the Exchange Act during the fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this item is incorporated by reference from the information to be included in the Proxy Statement to be filed pursuant to Regulation 14A with the SEC before April 30, 2009, which Proxy Statement is incorporated by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Other than the information set forth below, the information required by this item is incorporated by reference from the information to be included in the Proxy Statement to be filed pursuant to Regulation 14A with the SEC before April 30, 2009, which Proxy Statement is incorporated by reference.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

        In October 2001, we adopted the Long Term Incentive Plan for New Employees ("New Employee Plan") to provide incentives to attract and motivate new hires in connection with the launch of our underwriting initiative. A total of 3,634,170 of such share awards were granted under the New Employee Plan. The New Employee Plan was not approved by our shareholders and was subsequently terminated in 2002, although a total of 1,360,380 share awards remain outstanding under the New Employee Plan as of December 31, 2008. For information about our equity compensation plans, see note 13, "Share Capital," of the notes accompanying our consolidated financial statements.

        The following information is as of December 31, 2008:

Plan category	Number of securities to be issued upon exercise of outstanding options(1), warrants and rights (a)	Weighted-average exercise price of outstanding options(1), warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (c)
Equity compensation plans approved by security holders	4,183,377	$36.44	2,803,663
Equity compensation plans not approved by security holders	1,360,380	$22.15	—

Total	5,543,757	$32.93	2,803,663

(1)
Includes all vested and unvested options outstanding of 5,131,135 and restricted stock units outstanding of 412,622.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this item is incorporated by reference from the information to be included in the Proxy Statement to be filed pursuant to Regulation 14A with the SEC before April 30, 2009, which Proxy Statement is incorporated by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this item is incorporated by reference from the information to be included in our Proxy Statement to be filed pursuant to Regulation 14A with the SEC before April 30, 2009, which Proxy Statement is incorporated by reference.

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

March 2, 2009

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ CONSTANTINE IORDANOU Constantine Iordanou	President and Chief Executive Officer (Principal Executive Officer) and Director	March 2, 2009
/s/ JOHN D. VOLLARO John D. Vollaro	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Principal Accounting Officer)	March 2, 2009
* Paul B. Ingrey	Chairman and Director	March 2, 2009
* Wolfe "Bill" H. Bragin	Director	March 2, 2009
* John L. Bunce. Jr.	Director	March 2, 2009
* Sean D. Carney	Director	March 2, 2009
* Kewsong Lee	Director	March 2, 2009

Name	Title	Date

* James J. Meenaghan	Director	March 2, 2009
* John M. Pasquesi	Director	March 2, 2009
* Robert F. Works	Director	March 2, 2009

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

        In our opinion, the consolidated financial statements listed in the accompanying index, present fairly, in all material respects, the financial position of Arch Capital Group Ltd. and its subsidiaries (the "Company") at December 31, 2008 and December 31, 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
March 2, 2009

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share data)

	December 31,
	2008	2007
Assets
Investments:
Fixed maturities available for sale, at market value (amortized cost: 2008, $8,314,615; 2007, $7,037,272)	$8,122,221	$7,137,998
Short-term investments available for sale, at market value (amortized cost: 2008, $478,088; 2007, $700,262)	479,586	699,036
Investment of funds received under securities lending agreements, at market value (amortized cost: 2008, $750,330; 2007, $1,503,723)	730,194	1,503,723
Other investments (cost: 2008, $125,858; 2007, $323,950)	109,601	353,694
Investment funds accounted for using the equity method	301,027	235,975

Total investments	9,742,629	9,930,426
Cash	251,739	239,915
Accrued investment income	78,052	73,862
Investment in joint venture (cost: 2008, $100,000)	98,341	—
Fixed maturities and short-term investments pledged under securities lending agreements, at market value	728,065	1,463,045
Premiums receivable	628,951	729,628
Unpaid losses and loss adjustment expenses recoverable	1,729,135	1,609,619
Paid losses and loss adjustment expenses recoverable	63,294	132,289
Prepaid reinsurance premiums	303,707	480,462
Deferred income tax assets, net	60,192	57,051
Deferred acquisition costs, net	295,192	290,059
Receivable for securities sold	105,073	17,359
Other assets	532,175	600,552

Total Assets	$14,616,545	$15,624,267

Liabilities
Reserve for losses and loss adjustment expenses	$7,666,957	$7,092,452
Unearned premiums	1,526,682	1,765,881
Reinsurance balances payable	138,509	301,309
Senior notes	300,000	300,000
Revolving credit agreement borrowings	100,000	—
Securities lending payable	753,528	1,503,723
Payable for securities purchased	123,309	23,155
Other liabilities	574,595	601,936

Total Liabilities	11,183,580	11,588,456

Commitments and Contingencies
Shareholders' Equity
Non-cumulative preferred shares ($0.01 par value, 50,000,000 shares authorized, issued: 13,000,000)	130	130
Common shares ($0.01 par value, 200,000,000 shares authorized, issued: 2008, 60,511,974; 2007, 67,318,466)	605	673
Additional paid-in capital	994,585	1,451,667
Retained earnings	2,693,239	2,428,117
Accumulated other comprehensive income (loss), net of deferred income tax	(255,594)	155,224

Total Shareholders' Equity	3,432,965	4,035,811

Total Liabilities and Shareholders' Equity	$14,616,545	$15,624,267

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(U.S. dollars in thousands, except share data)

	Years Ended December 31,
	2008	2007	2006
Revenues
Net premiums written	$2,805,726	$2,901,936	$3,017,418
Decrease in unearned premiums	39,728	42,714	64,247

Net premiums earned	2,845,454	2,944,650	3,081,665
Net investment income	468,080	463,241	377,534
Net realized gains (losses)	(185,101)	28,141	(19,437)
Fee income	4,706	7,536	9,814
Equity in net income (loss) of investment funds accounted for using the equity method	(178,608)	(171)	2,671
Other income	12,282	9,048	431

Total revenues	2,966,813	3,452,445	3,452,678

Expenses
Losses and loss adjustment expenses	1,848,744	1,644,170	1,790,549
Acquisition expenses	490,509	480,531	543,911
Other operating expenses	395,802	388,138	332,302
Interest expense	23,838	22,093	22,090
Net foreign exchange (gains) losses	(96,585)	43,969	23,933

Total expenses	2,662,308	2,578,901	2,712,785

Income before income taxes	304,505	873,544	739,893
Income taxes:
Current tax expense	23,160	21,002	18,405
Deferred tax expense (benefit)	(9,621)	(5,401)	8,274

Income tax expense	13,539	15,601	26,679

Net income	290,966	857,943	713,214
Preferred dividends	25,844	25,844	20,655

Net income available to common shareholders	$265,122	$832,099	$692,559

Net income per common share data
Basic	$4.27	$11.72	$9.46
Diluted	$4.09	$11.28	$9.08
Weighted average common shares and common share equivalents outstanding
Basic	62,101,203	70,995,672	73,212,432
Diluted	64,789,052	73,762,419	76,246,725

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(U.S. dollars in thousands)

	Years Ended December 31,
	2008	2007	2006
Non-Cumulative Preferred Shares
Balance at beginning of year	130	130	—
Series A preferred shares issued	—	—	80
Series B preferred shares issued	—	—	50

Balance at end of year	130	130	130

Common Shares
Balance at beginning of year	673	743	733
Common shares issued, net	6	8	10
Purchases of common shares under share repurchase program	(74)	(78)	—

Balance at end of year	605	673	743

Additional Paid-in Capital
Balance at beginning of year	1,451,667	1,944,304	1,595,440
Cumulative effect of change in accounting for unearned stock grant compensation	—	—	(9,646)
Series A non-cumulative preferred shares issued	—	—	193,377
Series B non-cumulative preferred shares issued	—	—	120,881
Common shares issued	4,507	2,577	379
Exercise of stock options	23,812	18,599	27,578
Common shares retired	(515,325)	(539,384)	(1,657)
Amortization of share-based compensation	30,277	24,605	17,259
Other	(353)	966	693

Balance at end of year	994,585	1,451,667	1,944,304

Deferred Compensation Under Share Award Plan
Balance at beginning of year	—	—	(9,646)
Cumulative effect of change in accounting for unearned stock grant compensation	—	—	9,646

Balance at end of year	—	—	—

Retained Earnings
Balance at beginning of year	2,428,117	1,593,907	901,348
Adjustment to adopt SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140"	—	2,111	—

Balance at beginning of year, as adjusted	2,428,117	1,596,018	901,348
Dividends declared on preferred shares	(25,844)	(25,844)	(20,655)
Net income	290,966	857,943	713,214

Balance at end of year	2,693,239	2,428,117	1,593,907

Accumulated Other Comprehensive Income (Loss)
Balance at beginning of year	155,224	51,535	(7,348)
Adjustment to adopt SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140"	—	(2,111)	—

Balance at beginning of year, as adjusted	155,224	49,424	(7,348)
Change in unrealized appreciation (decline) in value of investments, net of deferred income tax	(375,278)	92,657	61,205
Foreign currency translation adjustments, net of deferred income tax	(35,540)	13,143	(2,322)

Balance at end of year	(255,594)	155,224	51,535

Total Shareholders' Equity	$3,432,965	$4,035,811	$3,590,619

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(U.S. dollars in thousands)

	Years Ended December 31,
	2008	2007	2006
Comprehensive Income (Loss)
Net income	$290,966	$857,943	$713,214
Other comprehensive income (loss), net of deferred income tax
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during year	(582,243)	134,783	39,690
Reclassification of net realized (gains) losses, net of income taxes, included in net income	206,965	(42,126)	21,515
Foreign currency translation adjustments	(35,540)	13,143	(2,322)

Other comprehensive income (loss)	(410,818)	105,800	58,883

Comprehensive Income (Loss)	$(119,852)	$963,743	$772,097

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	Years Ended December 31,
	2008	2007	2006
Operating Activities
Net income	$290,966	$857,943	$713,214
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized (gains) losses	189,914	(27,912)	21,056
Equity in net (income) loss of investment funds accounted for using the equity method and other income	166,610	(8,877)	(3,102)
Share-based compensation	30,277	24,605	17,259
Changes in:
Reserve for losses and loss adjustment expenses, net of unpaid losses and loss adjustment expenses recoverable	658,501	569,490	847,826
Unearned premiums, net of prepaid reinsurance premiums	(42,029)	(36,775)	(55,472)
Premiums receivable	8,031	24,414	(77,059)
Deferred acquisition costs, net	(9,626)	997	26,358
Reinsurance balances payable	(153,882)	(3,933)	151,228
Other liabilities	(81,353)	25,961	27,250
Other items, net	81,689	10,543	(59,602)

Net Cash Provided By Operating Activities	1,139,098	1,436,456	1,608,956

Investing Activities
Purchases of fixed maturity investments	(17,707,833)	(20,454,932)	(15,728,141)
Proceeds from sales of fixed maturity investments	16,471,366	18,919,430	13,860,575
Proceeds from redemptions and maturities of fixed maturity investments	582,346	644,047	513,982
Purchases of other investments	(480,417)	(542,615)	(241,703)
Proceeds from sale of other investments	460,178	204,026	15,192
Investment in joint venture	(100,000)	—	—
Net sales (purchases) of short-term investments	92,053	285,310	(245,005)
Change in investment of securities lending collateral	750,195	(612,347)	2,003
Purchases of furniture, equipment and other assets	(9,501)	(27,996)	(13,240)

Net Cash Provided By (Used For) Investing Activities	58,387	(1,585,077)	(1,836,337)

Financing Activities
Purchases of common shares under share repurchase program	(513,130)	(537,066)	—
Proceeds from common shares issued, net	21,881	13,498	19,683
Revolving credit agreement borrowings	100,000	—	—
Proceeds from preferred shares issued, net of issuance costs	—	—	314,388
Change in securities lending collateral	(750,195)	612,347	(2,003)
Excess tax benefits from share-based compensation	2,476	4,923	5,448
Preferred dividends paid	(25,844)	(25,844)	(17,353)

Net Cash Provided By (Used For) Financing Activities	(1,164,812)	67,858	320,163

Effects of exchange rate changes on foreign currency cash	(20,849)	3,661	1,758

Increase (decrease) in cash	11,824	(77,102)	94,540
Cash beginning of year	239,915	317,017	222,477

Cash end of year	$251,739	$239,915	$317,017

Income taxes paid, net	$11,363	$3,863	$43,967

Interest paid	$23,785	$22,050	$22,050

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

        On May 5, 2000, Arch-U.S. sold the prior reinsurance operations of Arch Re U.S. to White Mountains Reinsurance Company of America ("WTM Re"), formerly known as Folksamerica Reinsurance Company, in an asset sale, but retained its surplus and U.S.-licensed reinsurance platform. The WTM Re transaction was structured as a transfer and assumption agreement (and not reinsurance) and, accordingly, the loss reserves (and any related reinsurance recoverables) related to the transferred business are not included in the Company's balance sheet. However, in the event that WTM Re refuses or is unable to make payment of claims on the reinsurance business assumed by it in the May 2000 sale and the notice given to reinsureds is found not to be an effective release by such reinsureds, Arch Re U.S. would be liable for such claims (see Note 11). On November 8, 2000, following the approval of Arch-U.S.'s shareholders, Arch-U.S. completed an internal reorganization that resulted in Arch-U.S. becoming a wholly owned subsidiary of ACGL.

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

2. Significant Accounting Policies

  (a) Basis of Presentation

        The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and include the accounts of ACGL, Arch Reinsurance Ltd. ("Arch Re Bermuda"), Arch Re U.S., Arch-U.S., Arch Insurance Company, Arch Specialty Insurance Company, Arch Excess & Surplus Insurance Company, Arch Indemnity Insurance Company (formerly known as Western Diversified Casualty Insurance Company), Arch Risk Transfer Services Ltd., Arch Insurance Company (Europe) Limited ("Arch Insurance Europe") and Arch Reinsurance Europe Underwriting Limited ("Arch Re Europe"). All significant intercompany transactions and balances have been eliminated in consolidation. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

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

        Acquisition expenses and other expenses that vary with, and are directly related to, the acquisition of business related to the Company's underwriting operations are deferred and amortized over the period in which the related premiums are earned. Acquisition expenses, net of ceding commissions received from unaffiliated reinsurers, consist principally of commissions, brokerage and taxes paid to obtain the Company's business. Other operating expenses also include expenses that vary with, and are directly related to, the acquisition of business. Deferred acquisition costs, which are based on the related unearned premiums, are carried at their estimated realizable value and take into account anticipated losses and loss adjustment expenses, based on historical and current experience, and anticipated investment income. A premium deficiency occurs if the sum of anticipated losses and loss adjustment expenses, unamortized acquisition costs and maintenance costs and anticipated investment income exceed unearned premiums. A premium deficiency is recorded by charging any unamortized acquisition costs to expense to the extent required in order to eliminate the deficiency. If the premium deficiency exceeds unamortized acquisition costs then a liability is accrued for the excess deficiency. No significant premium deficiency charges were recorded by the Company during 2008, 2007 or 2006.

  (c) Deposit Accounting

        Certain assumed reinsurance contracts, which pursuant to Statement of Financial Accounting Standards No. 113 ("SFAS No. 113"), "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts," issued by the Financial Accounting Standards Board ("FASB"), are deemed not to transfer insurance risk, are accounted for using the deposit method of accounting as prescribed in Statement of Position 98-7 ("SOP 98-7"), "Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk." However, it is possible that the Company could incur financial losses on such contracts. Management exercises significant judgment in the assumptions used in determining whether assumed contracts should be accounted for as reinsurance contracts under SFAS No. 113 or deposit insurance contracts under SOP 98-7. Under SOP 98-7, for those contracts that contain an element of underwriting risk, the estimated profit margin is deferred and amortized over the contract period and such amount is included in the Company's underwriting results. When the estimated profit margin is explicit, the margin is reflected as fee income and any

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

adverse financial results on such contracts are reflected as incurred losses. When the estimated profit margin is implicit, the margin is reflected as an offset to paid losses and any adverse financial results on such contracts are reflected as incurred losses. For those contracts that do not transfer an element of underwriting risk, the projected profit is reflected in earnings over the estimated settlement period using the interest method and such profit is included in investment income. Additional judgments are required when applying the accounting guidance set forth in SOP 98-7 with respect to the revenue recognition criteria for contracts deemed not to transfer insurance risk. Deposit accounting liabilities, which totaled $39.8 million and $43.5 million, respectively, at December 31, 2008 and 2007, are included in "Other liabilities" on the Company's balance sheet.

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

  (f) Cash

        Cash includes cash equivalents, which are investments with original maturities of three months or less that are not managed by external or internal investment advisors.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

  (g) Investments

        The Company currently classifies all of its fixed maturity investments and short-term investments as "available for sale" and, accordingly, they are carried at estimated market value. The market value of fixed maturity securities is generally determined from quotations received from nationally recognized pricing services, or when such prices are not available, by reference to broker or underwriter bid indications. Short-term investments comprise securities due to mature within one year of the date of issue. Short-term investments include certain cash equivalents which are part of investment portfolios under the management of external and internal investment managers.

        The Company participates in a securities lending program as a mechanism for generating additional interest income on its fixed income portfolio. Under the security lending agreements, certain of its fixed income portfolio securities are loaned to third parties, primarily major brokerage firms, for short periods of time through a lending agent. Such securities have been reclassified as "Fixed maturities and short-term investments pledged under securities lending agreements, at market value." The Company maintains control over the securities it lends, retains the earnings and cash flows associated with the loaned securities and receives a fee from the borrower for the temporary use of the securities. Collateral received, primarily in the form of cash, is required at a rate of 102% of the market value of the loaned securities (or 105% of the market value of the loaned securities when the collateral and loaned securities are denominated in non-U.S. currencies) including accrued investment income and is monitored and maintained by the lending agent. Such collateral is reinvested and is reflected as "Investment of funds received under securities lending agreements, at market value."

        The Company's investment portfolio includes certain funds that invest in fixed maturity securities which, due to their ownership structure, are accounted for by the Company using the equity method. In applying the equity method, these investments are initially recorded at cost and are subsequently adjusted based on the Company's proportionate share of the net income or loss of the funds (which include changes in the market value of the underlying securities in the funds). Such investments are generally recorded on a one month lag with some investments reported for on a three month lag. Changes in the carrying value of such investments are recorded in net income as "Equity in net income (loss) of investment funds accounted for using the equity method" while changes in the carrying value of the Company's other fixed income investments are recorded as an unrealized gain or loss component of accumulated other comprehensive income in shareholders' equity. As such, fluctuations in the carrying value of the investment funds accounted for using the equity method may increase the volatility of the Company's reported results of operations.

        Other investments include (i) mutual funds which invest in fixed maturity securities and (ii) privately held securities and other which include the Company's investment in Aeolus LP (see Note 10). Investments in equity securities are carried at estimated market value in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). The estimated market value of investments in privately held securities, other than those carried under the equity method, are initially valued based upon transaction price and then adjusted upwards or downwards from the transaction price to reflect expected exit values.

        In accordance with SFAS No. 115, FASB Staff Position Nos. FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" and Securities and Exchange Commission Staff Accounting Bulletin No. 59, "Other-Than-Temporary Impairment of Certain Investments in Debt and Equity Securities," the Company reviews its

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

investments each quarter to determine whether a decline in market value below the amortized cost basis is other-than-temporary. The Company's process for identifying declines in the market value of investments that are other-than-temporary involves consideration of several factors. These factors include (i) the length of the time and the extent to which the market value has been below amortized cost, (ii) an analysis of the liquidity, business prospects and overall financial condition of the issuer and (iii) the Company's intent and ability to hold the investment for a sufficient period of time to allow for any anticipated recovery in market value. Where the Company's analysis of the above factors results in the conclusion that declines in market values are other-than-temporary, the cost basis of the securities is written down to market value and the write-down is reflected as a realized loss. In periods subsequent to the recognition of an other-than-temporary impairment on fixed maturities (other than credit-related impairments), the Company accounts for such securities as if they had been purchased on the measurement date of the other-than-temporary impairment. The discount or reduced premium recorded for the fixed maturities, based on the new cost basis, is accreted or amortized over the remaining life of the fixed maturities into net investment income, as discussed below.

        Under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), as amended on January 1, 2001, all derivative financial instruments, including embedded derivative instruments, are required to be recognized as either assets or liabilities in the consolidated balance sheets and measured at market value. The accounting for gains and losses associated with changes in the market value of a derivative and the effect on the consolidated financial statements depends on whether it has been designated and qualifies as part of a hedging relationship and whether the hedge is highly effective in achieving offsetting changes in the market value of the asset or liability hedged. The Company's investment strategy allows for the use of derivative instruments. Derivative instruments may be used to enhance investment performance, replicate investment positions or manage market exposures and duration risk that would be allowed under the Company's investment guidelines if implemented in other ways. Pursuant to SFAS No. 133, these instruments, which have no hedging designation, are recognized as assets and liabilities in the Company's balance sheet at market value and changes in market value are included in net realized gains and losses in its results of operations.

        Net investment income includes interest and dividend income together with amortization of market premiums and discounts and is net of investment management and custody fees. Anticipated prepayments and expected maturities are used in applying the interest method for certain investments such as mortgage and other asset-backed securities. When actual prepayments differ significantly from anticipated prepayments, the effective yield is recalculated to reflect actual payments to date and anticipated future payments. The net investment in such securities is adjusted to the amount that would have existed had the new effective yield been applied since the acquisition of the security. Such adjustments, if any, are included in net investment income when determined. Equity in net income (loss) of investment funds accounted for using the equity method includes changes in the market value of certain alternative investments accounted for under the equity method.

        Investment gains or losses realized on the sale of investments are determined on a first-in, first-out basis and are reflected in net income. Unrealized appreciation or decline in the value of securities, which are carried at market value, is excluded from net income and recorded as a separate component of other comprehensive income, net of applicable deferred income tax.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

  (h) Reserves for Losses and Loss Adjustment Expenses

        The reserve for losses and loss adjustment expenses consists of estimates of unpaid reported losses and loss adjustment expenses and estimates for losses incurred but not reported. The reserve for unpaid reported losses and loss adjustment expenses, established by management based on reports from ceding companies and claims from insureds, excludes estimates of amounts due from insureds related to losses under high deductible policies, and represents the estimated ultimate cost of events or conditions that have been reported to or specifically identified by the Company. Such reserves are supplemented by management's estimates of reserves for losses incurred for which reports or claims have not been received. Since the Company has limited historical experience upon which to base such estimates, the estimates are primarily determined based upon industry experience, information used in pricing contracts and policies and management's judgment. The Company's reserving method, to a large extent, has been the expected loss method, which is commonly applied when limited loss experience exists. The Company selects the initial expected loss and loss adjustment expense ratios based on information derived by its underwriters and actuaries during the initial pricing of the business, supplemented by industry data where appropriate. Such ratios consider, among other things, rate changes and changes in terms and conditions that have been observed in the market. These estimates are reviewed regularly and, as experience develops and new information becomes known, the reserves are adjusted as necessary. Such adjustments, if any, are reflected in income in the period in which they are determined. As actual loss information has been reported, the Company has developed its own loss experience and its reserving methods include other actuarial techniques. Over time, such techniques will be given more weight in its reserving process based on the continuing maturation of the Company's reserves. Inherent in the estimates of ultimate losses and loss adjustment expenses are expected trends in claims severity and frequency and other factors which may vary significantly as claims are settled. Accordingly, ultimate losses and loss adjustment expenses may differ materially from the amounts recorded in the accompanying consolidated financial statements. Losses and loss adjustment expenses are recorded on an undiscounted basis, except for excess workers' compensation and employers' liability business written by the Company's insurance operations.

  (i) Foreign Exchange

        Assets and liabilities of foreign operations whose functional currency is not the U.S. Dollar are translated at the prevailing exchange rates at each balance sheet date. Revenues and expenses of such foreign operations are translated at average exchange rates during the year. The net effect of the translation adjustments for foreign operations, net of applicable deferred income taxes, is included in accumulated other comprehensive income. Monetary assets and liabilities, such as premiums receivable and the reserve for losses and loss adjustment expenses, denominated in foreign currencies are revalued at the exchange rate in effect at the balance sheet date with the resulting foreign exchange gains and losses included in net income. Accounts that are classified as non-monetary, such as deferred acquisition costs and the unearned premium reserves, are not revalued. In the case of foreign currency denominated fixed maturity securities which are classified as "available for sale," the change in exchange rates between the local currency and the Company's functional currency at each balance sheet date is included in unrealized appreciation or decline in value of securities, a component of accumulated other comprehensive income.

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

  (k) Earnings Per Common Share Data

        The calculation of basic earnings per common share excludes dilutive securities and is computed by dividing income available to common shareholders by the weighted average number of Common

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

Shares, including vested restricted shares, outstanding for the periods. The following table sets forth the computation of basic and diluted earnings per common share:

	Years Ended December 31,
(U.S. dollars in thousands, except share data)	2008	2007	2006
Basic Earnings Per Common Share:
Net income	$290,966	$857,943	$713,214
Preferred dividends	(25,844)	(25,844)	(20,655)

Net income available to common shareholders	$265,122	$832,099	$692,559
Divided by:
Weighted average common shares outstanding	62,101,203	70,995,672	73,212,432

Basic earnings per common share	$4.27	$11.72	$9.46

Diluted Earnings Per Common Share:
Net income	$290,966	$857,943	$713,214
Preferred dividends	(25,844)	(25,844)	(20,655)

Net income available to common shareholders	$265,122	$832,099	$692,559
Divided by:
Weighted average common shares outstanding	62,101,203	70,995,672	73,212,432
Effect of dilutive securities:
Nonvested restricted shares	263,806	180,143	483,703
Stock options(1)	2,424,043	2,586,604	2,550,590

Total shares	64,789,052	73,762,419	76,246,725

Diluted earnings per share	$4.09	$11.28	$9.08

(1)
Certain stock options were not included in the computation of diluted earnings per share where the exercise price of the stock options exceeded the average market price and would have been anti-dilutive or where, when applying the treasury stock method to in-the-money options, the sum of the proceeds, including unrecognized compensation, exceeded the average market price and would have been anti-dilutive. For 2008, 2007 and 2006, the number of stock options excluded were 553,137, 258,946 and 888,172 respectively.

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

  Restricted Common Shares and Restricted Units

        As discussed above, effective January 1, 2006, the Company adopted the fair value method of accounting for share-based compensation arrangements in accordance with SFAS No. 123(R), which governs the accounting for share-based compensation. Under the fair value method of accounting pursuant to SFAS No. 123(R), the fair value for restricted shares and units is measured by the grant-date price of the Company's shares. No value is attributed to awards that employees forfeit because they fail to satisfy vesting conditions. As such, the number of shares granted is reduced by assumed forfeitures and adjusted based on actual forfeitures until vesting. Such expense is amortized over the requisite service period of the related awards, which is generally the vesting period unless the employee is retirement-eligible.

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

  (m) Goodwill and Intangible Assets

        The goodwill and intangible assets of acquired businesses, which totaled $27.4 million and $28.5 million, respectively, at December 31, 2008 and 2007, is included in "Other assets" in the Company's balance sheet and represents the difference between the purchase price and the fair value of the net tangible assets of the acquired businesses. The Company assesses whether goodwill and intangible assets are impaired by comparing the fair value of each reporting unit to its carrying value, including goodwill and intangible assets. The Company estimates the fair value of each reporting unit by using various methods, including a review of the estimated discounted cash flows expected to be generated by the reporting unit in the future. Such methods include a number of assumptions, including the uncertainty regarding future results and the discount rates used. If the reporting unit's fair value is greater than its carrying value, goodwill and intangible assets are not impaired. Impairment occurs when the implied fair value of a reporting unit's goodwill and intangible assets is less than its carrying value. The implied fair value of goodwill and intangible assets is determined by deducting the fair value of a reporting unit's identifiable assets and liabilities from the fair value of the reporting unit as a whole. The Company conducts its impairment test annually. Additional impairment assessments may be performed on an interim basis if the Company encounters events or changes in circumstances indicating that more likely than not the carrying value of goodwill and intangible assets has been impaired.

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

  (p) Recent Accounting Pronouncements

        In December 2007, the FASB issued Statement No. 141(R), "Business Combinations" ("SFAS No. 141R"). SFAS No. 141R replaces SFAS No. 141 and provides greater consistency in the accounting and financial reporting of business combinations. SFAS No. 141R requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed, establishes principles and requirements for how an acquirer recognizes and measures any non-controlling interest in the acquiree and the goodwill acquired, and requires the acquirer to disclose the nature and financial effect of the business combination. Among other changes, SFAS No. 141R also requires that "negative goodwill" be recognized in earnings as a gain attributable to the acquisition, that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred and that any deferred tax benefits resulted in a business combination are recognized in income from continuing operations in the period of the combination. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

first annual reporting period beginning on or after December 15, 2008. The Company does not expect that the adoption of SFAS No. 141R will have a material impact on its consolidated financial position and results of operations.

        In December 2007, the FASB issued Statement No. 160, "Noncontrolling Interests in Consolidated Financial Statements—An amendment of ARB No. 51" ("SFAS No. 160"). SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company does not expect that the adoption of SFAS No. 160 will have a material impact on its consolidated results of operations and financial position.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS No. 161"). SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. The new standard also improves transparency about the location and amounts of derivative instruments in an entity's financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not expect that the adoption of SFAS No. 161 will have a material impact on its disclosures.

        In January 2009, the FASB issued FSP 99-20-1, "Amendments to the Impairment Guidance of EITF Issue No. 99-20" ("FSP 99-20-1"). FSP 99-20-1 amends the impairment guidance in EITF Issue No.99-20, "Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets," to achieve more consistent determination of whether an other-than-temporary impairment has occurred. FSP 99-20-1 also retains and emphasizes the objective of an other than-temporary impairment assessment and the related disclosure requirements in FASB SFAS No. 115 and other related guidance. The FSP was effective for the Company for the 2008 fourth quarter. The adoption did not have a material impact on the Company's consolidated financial position and results of operations.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Segment Information

        The Company classifies its businesses into two underwriting segments—insurance and reinsurance—and corporate and other (non-underwriting). The Company's insurance and reinsurance operating segments each have segment managers who are responsible for the overall profitability of their respective segments and who are directly accountable to the Company's chief operating decision makers, the President and Chief Executive Officer of ACGL and the Chief Financial Officer of ACGL. The chief operating decision makers do not assess performance, measure return on equity or make resource allocation decisions on a line of business basis. The Company determined its reportable operating segments using the management approach described in SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

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

        The insurance segment consists of the Company's insurance underwriting subsidiaries which primarily write on both an admitted and non-admitted basis. The insurance segment consists of nine product lines: casualty; construction and national accounts; executive assurance; healthcare; professional liability; programs; property, marine and aviation; surety; and other (consisting of collateral protection, excess workers' compensation and employers' liability business and travel and accident business).

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

        Corporate and other (non-underwriting) includes net investment income, other fee income, net of related expenses, other income (loss), other expenses incurred by the Company, interest expense, net realized gains or losses, equity in net income (loss) of investment funds accounted for using the equity method, net foreign exchange gains or losses and income taxes. In addition, corporate and other results include dividends on the Company's non-cumulative preferred shares.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Segment Information (Continued)

        The following tables set forth an analysis of the Company's underwriting results by segment, together with a reconciliation of underwriting income to net income:

	Year Ended December 31, 2008
(U.S. dollars in thousands)	Insurance	Reinsurance	Total
Gross premiums written(1)	$2,490,919	$1,201,903	$3,669,076
Net premiums written(1)	1,657,603	1,148,123	2,805,726
Net premiums earned(1)	$1,675,089	$1,170,365	$2,845,454
Fee income	3,445	1,261	4,706
Losses and loss adjustment expenses	(1,194,528)	(654,216)	(1,848,744)
Acquisition expenses, net	(224,539)	(265,970)	(490,509)
Other operating expenses	(288,883)	(78,421)	(367,304)

Underwriting income (loss)	$(29,416)	$173,019	143,603

Net investment income			468,080
Net realized losses			(185,101)
Equity in net income (loss) of investment funds accounted for using the equity method			(178,608)
Other income			12,282
Other expenses			(28,498)
Interest expense			(23,838)
Net foreign exchange gains			96,585

Income before income taxes			304,505
Income tax expense			(13,539)

Net income			290,966
Preferred dividends			(25,844)

Net income available to common shareholders			$265,122

Underwriting ratios
Loss ratio	71.3%	55.9%	65.0%
Acquisition expense ratio(2)	13.2%	22.7%	17.1%
Other operating expense ratio	17.2%	6.7%	12.9%

Combined ratio	101.7%	85.3%	95.0%

(1)
Certain amounts included in the gross premiums written of each segment are related to intersegment transactions. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total. The insurance segment and reinsurance segment results include $1.9 million and $21.8 million, respectively, of gross and net premiums written and $0.8 million and $29.9 million, respectively, of net premiums earned assumed through intersegment transactions.

(2)
The acquisition expense ratio is adjusted to include certain fee income.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Segment Information (Continued)

	Year Ended December 31, 2007
(U.S. dollars in thousands)	Insurance	Reinsurance	Total
Gross premiums written(1)	$2,660,302	$1,517,645	$4,140,143
Net premiums written(1)	1,717,548	1,184,388	2,901,936
Net premiums earned(1)	$1,702,343	$1,242,307	$2,944,650
Fee income	5,063	2,473	7,536
Losses and loss adjustment expenses	(1,077,769)	(566,401)	(1,644,170)
Acquisition expenses, net	(201,703)	(278,828)	(480,531)
Other operating expenses	(276,388)	(81,059)	(357,447)

Underwriting income	$151,546	$318,492	470,038

Net investment income			463,241
Net realized gains			28,141
Equity in net income (loss) of investment funds accounted for using the equity method			(171)
Other income			9,048
Other expenses			(30,691)
Interest expense			(22,093)
Net foreign exchange losses			(43,969)

Income before income taxes			873,544
Income tax expense			(15,601)

Net income			857,943
Preferred dividends			(25,844)

Net income available to common shareholders			$832,099

Underwriting ratios
Loss ratio	63.3%	45.6%	55.8%
Acquisition expense ratio(2)	11.7%	22.4%	16.2%
Other operating expense ratio	16.2%	6.5%	12.1%

Combined ratio	91.2%	74.5%	84.1%

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Segment Information (Continued)

	Year Ended December 31, 2006
(U.S. dollars in thousands)	Insurance	Reinsurance	Total
Gross premiums written(1)	$2,624,757	$1,703,796	$4,282,449
Net premiums written(1)	1,652,056	1,365,362	3,017,418
Net premiums earned(1)	$1,600,854	$1,480,811	$3,081,665
Fee income	5,085	4,729	9,814
Losses and loss adjustment expenses	(1,017,263)	(773,286)	(1,790,549)
Acquisition expenses, net	(175,740)	(368,171)	(543,911)
Other operating expenses	(249,637)	(53,533)	(303,170)

Underwriting income	$163,299	$290,550	453,849

Net investment income			377,534
Net realized losses			(19,437)
Equity in net income (loss) of investment funds accounted for using the equity method			2,671
Other income			431
Other expenses			(29,132)
Interest expense			(22,090)
Net foreign exchange losses			(23,933)

Income before income taxes			739,893
Income tax expense			(26,679)

Net income			713,214
Preferred dividends			(20,655)

Net income available to common shareholders			$692,559

Underwriting ratios
Loss ratio	63.5%	52.2%	58.1%
Acquisition expense ratio(2)	10.8%	24.9%	17.5%
Other operating expense ratio	15.6%	3.6%	9.8%

Combined ratio	89.9%	80.7%	85.4%

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Segment Information (Continued)

        The following tables set forth, for each of the Company's segments, net premiums written and earned by major line of business together with net premiums written by client and underwriting location:

	Years Ended December 31,
	2008		2007		2006
INSURANCE SEGMENT (U.S. dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Net premiums written(1)
Property, marine and aviation	$334,635	20.2	$328,967	19.2	$320,928	19.4
Programs	270,449	16.3	235,793	13.7	225,653	13.7
Professional liability	246,891	14.9	269,479	15.7	276,081	16.7
Construction and national accounts	240,458	14.5	227,936	13.3	193,265	11.7
Executive assurance	193,602	11.7	185,351	10.8	193,694	11.8
Casualty	116,096	7.0	183,267	10.7	220,244	13.3
Surety	50,376	3.0	56,061	3.3	81,195	4.9
Healthcare	44,596	2.7	63,757	3.7	68,026	4.1
Other(2)	160,500	9.7	166,937	9.6	72,970	4.4

Total	$1,657,603	100.0	$1,717,548	100.0	$1,652,056	100.0

Net premiums earned(1)
Property, marine and aviation	$333,777	19.9	$334,877	19.7	$291,119	18.2
Programs	257,110	15.3	231,012	13.6	224,841	14.0
Professional liability	256,192	15.3	268,225	15.8	253,109	15.8
Construction and national accounts	236,007	14.1	213,004	12.5	189,539	11.8
Executive assurance	181,333	10.8	184,154	10.8	193,295	12.1
Casualty	153,200	9.1	201,939	11.9	243,050	15.2
Surety	51,556	3.1	67,197	3.9	76,453	4.8
Healthcare	49,754	3.0	68,456	4.0	70,747	4.4
Other(2)	156,160	9.4	133,479	7.8	58,701	3.7

Total	$1,675,089	100.0	$1,702,343	100.0	$1,600,854	100.0

Net premiums written by client location(1)
United States	$1,242,906	75.0	$1,323,376	77.1	$1,340,792	81.2
Europe	244,849	14.8	250,824	14.6	182,815	11.0
Other	169,848	10.2	143,348	8.3	128,449	7.8

Total	$1,657,603	100.0	$1,717,548	100.0	$1,652,056	100.0

Net premiums written by underwriting location(1)
United States	$1,236,712	74.6	$1,309,401	76.2	$1,297,974	78.6
Europe	342,021	20.6	330,746	19.3	269,128	16.3
Other	78,870	4.8	77,401	4.5	84,954	5.1

Total	$1,657,603	100.0	$1,717,548	100.0	$1,652,056	100.0

(1)
Insurance segment results include net premiums written and earned of $1.9 million and $0.8 million, respectively, assumed through intersegment transactions for 2008, $1.0 million and $1.0 million, respectively, for 2007 and $1.0 million and $1.9 million, respectively, for 2006. Insurance segment results exclude premiums written and earned of $21.8 million and $29.9 million, respectively, ceded through intersegment transactions for 2008, $36.8 million and $40.3 million, respectively, for 2007 and $45.1 million and $48.1 million, respectively, for 2006.

(2)
Includes excess workers' compensation, employers' liability business and travel and accident business.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Segment Information (Continued)

	Years Ended December 31,
	2008		2007		2006
REINSURANCE SEGMENT (U.S. dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Net premiums written(1)
Casualty(2)	$347,198	30.2	$466,209	39.4	$591,219	43.3
Property excluding property catastrophe(3)	328,684	28.6	248,367	21.0	297,080	21.8
Property catastrophe	231,146	20.1	202,203	17.1	146,751	10.7
Other specialty	146,452	12.8	148,776	12.6	218,157	16.0
Marine and aviation	90,733	7.9	110,586	9.3	109,865	8.0
Other	3,910	0.4	8,247	0.6	2,290	0.2

Total	$1,148,123	100.0	$1,184,388	100.0	$1,365,362	100.0

Net premiums earned(1)
Casualty(2)	$415,983	35.5	$505,578	40.7	$668,086	45.1
Property excluding property catastrophe(3)	278,234	23.8	264,151	21.3	310,042	20.9
Property catastrophe	219,767	18.8	171,496	13.8	176,106	11.9
Other specialty	147,185	12.6	184,597	14.9	220,641	14.9
Marine and aviation	103,649	8.9	104,482	8.4	100,565	6.8
Other	5,547	0.4	12,003	0.9	5,371	0.4

Total	$1,170,365	100.0	$1,242,307	100.0	$1,480,811	100.0

Net premiums written(1)
Pro rata	$735,655	64.1	$803,352	67.8	$987,391	72.3
Excess of loss	412,468	35.9	381,036	32.2	377,971	27.7

Total	$1,148,123	100.0	$1,184,388	100.0	$1,365,362	100.0

Net premiums earned(1)
Pro rata	$763,128	65.2	$874,647	70.4	$1,121,329	75.7
Excess of loss	407,237	34.8	367,660	29.6	359,482	24.3

Total	$1,170,365	100.0	$1,242,307	100.0	$1,480,811	100.0

Net premiums written by client location(1)
United States	$631,896	55.0	$688,841	58.2	$770,309	56.4
Europe	331,072	28.8	258,952	21.9	368,332	27.0
Bermuda	137,215	12.0	179,935	15.2	132,618	9.7
Other	47,940	4.2	56,660	4.7	94,103	6.9

Total	$1,148,123	100.0	$1,184,388	100.0	$1,365,362	100.0

Net premiums written by underwriting location(1)
Bermuda	$662,896	57.7	$691,782	58.4	$813,356	59.6
United States	419,805	36.6	471,551	39.8	552,006	40.4
Other	65,422	5.7	21,055	1.8	—	—

Total	$1,148,123	100.0	$1,184,388	100.0	$1,365,362	100.0

(1)
Reinsurance segment results include net premiums written and earned of $21.8 million and $29.9 million, respectively, assumed through intersegment transactions for 2008, $36.8 million and $40.3 million, respectively, for 2007 and $45.1 million and $48.1 million, respectively, for 2006. Reinsurance segment results exclude premiums written and earned of $1.9 million and $0.8 million, respectively, ceded through intersegment transactions for 2008, $1.0 million and $1.0 million, respectively, for 2007 and $1.0 million and $1.9 million, respectively, for 2006.

(2)
Includes professional liability, executive assurance and healthcare business.

(3)
Includes facultative business.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Reinsurance

        In the normal course of business, the Company's insurance subsidiaries cede a substantial portion of their premium through pro rata, excess of loss and facultative reinsurance agreements. The Company's reinsurance subsidiaries participate in "common account" retrocessional arrangements for certain pro rata treaties. Such arrangements reduce the effect of individual or aggregate losses to all companies participating on such treaties, including the reinsurers, such as the Company's reinsurance subsidiaries, and the ceding company. In addition, the Company's reinsurance subsidiaries may purchase retrocessional coverage as part of their risk management program. Reinsurance recoverables are recorded as assets, predicated on the reinsurers' ability to meet their obligations under the reinsurance agreements. If the reinsurers are unable to satisfy their obligations under the agreements, the Company's insurance or reinsurance subsidiaries would be liable for such defaulted amounts (see Note 11). The effects of reinsurance on the Company's written and earned premiums and losses and loss adjustment expenses with unaffiliated reinsurers were as follows:

	Years Ended December 31,
(U.S. dollars in thousands)	2008	2007	2006
Premiums Written
Direct	$2,385,807	$2,564,902	$2,572,936
Assumed	1,283,269	1,575,241	1,709,513
Ceded	(863,350)	(1,238,207)	(1,265,031)

Net	$2,805,726	$2,901,936	$3,017,418

Premiums Earned
Direct	$2,479,271	$2,570,316	$2,480,885
Assumed	1,402,478	1,622,656	1,752,683
Ceded	(1,036,295)	(1,248,322)	(1,151,903)

Net	$2,845,454	$2,944,650	$3,081,665

Losses and Loss Adjustment Expenses
Direct	$1,717,158	$1,428,610	$1,595,006
Assumed	836,000	759,578	899,877
Ceded	(704,414)	(544,018)	(704,334)

Net	$1,848,744	$1,644,170	$1,790,549

        The Company monitors the financial condition of its reinsurers and attempts to place coverages only with substantial, financially sound carriers. At December 31, 2008, approximately 88.5% of the Company's reinsurance recoverables on paid and unpaid losses (not including prepaid reinsurance premiums) of $1.79 billion were due from carriers which had an A.M. Best rating of "A-" or better and the largest reinsurance recoverables from any one carrier was less than 7.3% of the Company's total shareholders' equity. At December 31, 2007, approximately 88.5% of the Company's reinsurance recoverables on paid and unpaid losses (not including prepaid reinsurance premiums) of $1.74 billion were due from carriers which had an A.M. Best rating of "A-" or better, and the largest reinsurance recoverable from any one carrier was less than 5.2%, respectively, of the Company's total shareholders' equity.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Reinsurance (Continued)

        On December 29, 2005, Arch Re Bermuda entered into a quota share reinsurance treaty with Flatiron Re Ltd. ("Flatiron"), a Bermuda reinsurance company, pursuant to which Flatiron assumed a 45% quota share (the "Treaty") of certain lines of property and marine business underwritten by Arch Re Bermuda for unaffiliated third parties for the 2006 and 2007 underwriting years (January 1, 2006 to December 31, 2007). Effective June 28, 2006, the parties amended the Treaty to increase the percentage ceded to Flatiron from 45% to 70% of all covered business bound by Arch Re Bermuda from (and including) June 28, 2006 until (and including) August 15, 2006 provided such business did not incept beyond September 30, 2006. The ceding percentage for all business bound outside of this period continued to be 45%. On December 31, 2007, the Treaty expired by its terms. At December 31, 2008, $18.3 million of premiums ceded to Flatiron were unearned.

        Flatiron is required to contribute funds into a trust for the benefit of Arch Re Bermuda (the "Trust"). Effective June 28, 2006, the parties amended the Treaty to provide that, through the earning of all written premium, the amount required to be on deposit in the Trust, together with certain other amounts, will be an amount equal to a calculated amount estimated to cover ceded losses arising from in excess of two 1-in-250 year events for the applicable forward twelve-month period (the "Requisite Funded Amount"). If the actual amounts on deposit in the Trust, together with certain other amounts (the "Funded Amount"), do not at least equal the Requisite Funded Amount, Arch Re Bermuda will, among other things, recapture unearned premium reserves and reassume losses that would have been ceded in respect of such unearned premiums. No assurances can be given that actual losses will not exceed the Requisite Funded Amount or that Flatiron will make, or will have the ability to make, the required contributions into the Trust.

        Arch Re Bermuda pays to Flatiron a reinsurance premium in the amount of the ceded percentage of the original gross written premium on the business reinsured less a ceding commission, which includes a reimbursement of direct acquisition expenses as well as a commission to Arch Re Bermuda for generating the business. The Treaty also provides for a profit commission to Arch Re Bermuda based on the underwriting results for the 2006 and 2007 underwriting years on a cumulative basis. For 2008, $24.7 million of premiums written, $151.4 million of premiums earned and $48.6 million of losses and loss adjustment expenses were ceded to Flatiron by Arch Re Bermuda, compared to $311.4 million of premiums written, $282.2 million of premiums earned and $100.4 million of losses and loss adjustment expenses for 2007 and $273.2 million of premiums written, $157.4 million of premiums earned and $52.2 million of losses and loss adjustment expenses for 2006. Reinsurance recoverables from Flatiron, which is not rated by A.M. Best, were $148.7 million at December 31, 2008, compared to $152.6 million at December 31, 2007. As noted above, Flatiron is required to contribute funds into a trust for the benefit of Arch Re Bermuda. The recoverable from Flatiron was fully collateralized through such trust at December 31, 2008 and 2007.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Reserve for Losses and Loss Adjustment Expenses

        The following table represents an analysis of losses and loss adjustment expenses and a reconciliation of the beginning and ending reserve for losses and loss adjustment expenses:

	Years Ended December 31,
(U.S. dollars in thousands)	2008	2007	2006
Reserve for losses and loss adjustment expenses at beginning of year	$7,092,452	$6,463,041	$5,452,826
Unpaid losses and loss adjustment expenses recoverable	1,609,619	1,552,157	1,389,768

Net reserve for losses and loss adjustment expenses at beginning of year	5,482,833	4,910,884	4,063,058
Increase (decrease) in net losses and loss adjustment expenses incurred relating to losses occurring in:
Current year	2,158,914	1,829,534	1,867,344
Prior years	(310,170)	(185,364)	(76,795)

Total net incurred losses and loss adjustment expenses	1,848,744	1,644,170	1,790,549
Foreign exchange (gains) losses	(133,881)	45,192	47,711
Less net losses and loss adjustment expenses paid relating to losses occurring in:
Current year	305,513	274,102	245,856
Prior years	954,361	843,311	744,578

Total net paid losses and loss adjustment expenses	1,259,874	1,117,413	990,434
Net reserve for losses and loss adjustment expenses at end of year	5,937,822	5,482,833	4,910,884
Unpaid losses and loss adjustment expenses recoverable	1,729,135	1,609,619	1,552,157

Reserve for losses and loss adjustment expenses at end of year	$7,666,957	$7,092,452	$6,463,041

        During 2008, the Company recorded a redundancy on net reserves recorded in prior years of approximately $310.2 million, which consisted of $231.2 million from the reinsurance segment and $79.0 million from the insurance segment. Of the net favorable development in the reinsurance segment, $126.1 million came from property and other short-tail lines, and $105.1 million came from casualty and other long-tail business. The development resulted from better than anticipated loss emergence. The net favorable development was partially offset by an increase in acquisition expenses of $11.1 million primarily resulting from profit commissions related to such favorable development. In addition, in its reserving process in 2002 and 2003, the reinsurance segment recognized that there is a possibility that the assumptions made could prove to be inaccurate due to several factors primarily related to the start up nature of its operations. Due to the availability of additional data, and based on reserve analyses, it was determined that it was no longer necessary to continue to include such factors in 2004 or subsequent periods. Based on the level of claims activity reported to date, the reinsurance segment reduced the amount of reserves it had recorded in 2002 and 2003 by $2.7 million in 2008. Except as discussed above, the estimated favorable development in the reinsurance segment's prior year reserves did not reflect any significant changes in the key assumptions it made to estimate these reserves at December 31, 2007. As a result giving partial weighting to its own experience, the insurance segment reduced loss selections for some lines, in particular those written on a claims-made basis and for which it now believes it has a reasonable level of credible data. The insurance segment's net

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Reserve for Losses and Loss Adjustment Expenses (Continued)

favorable development of $79.0 million was primarily due to reductions in reserves in medium-tailed and long-tailed lines of business resulting from such changes. The net favorable development was partially offset by an increase in acquisition expenses of $15.9 million, primarily due to sliding scale arrangements on certain policies.

        During 2007, the Company recorded a redundancy on net reserves recorded in prior years of approximately $185.4 million, which consisted of $172.7 million from the reinsurance segment and $12.7 million from the insurance segment. Of the net favorable development in the reinsurance segment, $110.6 million came from short-tail lines, and $62.1 million came from longer-tail lines. The development resulted from better than anticipated loss emergence. The net favorable development was partially offset by an increase in acquisition expenses of $18.5 million. As noted above, in its reserving process in 2002 and 2003, the reinsurance segment recognized that there is a possibility that the assumptions made could prove to be inaccurate due to several factors primarily related to the start up nature of its operations. Due to the availability of additional data, and based on reserve analyses, it was determined that it was no longer necessary to continue to include such factors in 2004 or subsequent periods. Following reserve reviews, and based on the level of claims activity reported to date, the reinsurance segment reduced the amount of reserves it had recorded in 2002 and 2003 by $10.6 million in 2007. As a result of giving partial weighting to its own experience, the insurance segment reduced loss selections for some lines, in particular those written on a claims-made basis and for which it now has a reasonable level of credible data. The insurance segment's net favorable development of $12.7 million was primarily due to reductions in reserves in medium-tailed and long-tailed lines of business resulting from such changes, partially offset by adverse development of $33.3 million from short-tail lines which primarily resulted from higher than expected claims development. The net favorable development was partially offset by an increase in acquisition expenses of $9.5 million, primarily due to sliding scale arrangements on certain policies.

        During 2006, the Company recorded a redundancy on net reserves recorded in prior years of approximately $76.8 million, which consisted of $68.5 million from the reinsurance segment and $8.3 million from the insurance segment. Of the net favorable development in the reinsurance segment, $37.1 million came from short-tail lines, and $31.4 million came from longer-tail lines. The development resulted from better than anticipated loss emergence and was net of $38.1 million of adverse development on the 2005 catastrophic events, primarily in short-tail lines. The net favorable development was partially offset by an increase in acquisition expenses of $7.8 million. As noted above, in its reserving process in 2002 and 2003, the reinsurance segment recognized that there is a possibility that the assumptions made could prove to be inaccurate due to several factors primarily related to the start up nature of its operations. Following reserve reviews, and based on the level of claims activity reported to date, the reinsurance segment reduced the amount of reserves it had recorded in 2002 and 2003 by $7.7 million in 2006. As a result of giving partial weighting to its own experience, the insurance segment reduced loss selections for some lines, in particular those written on a claims-made basis and for which it now has a reasonable level of credible data. The insurance segment's net favorable development of $8.3 million was primarily due to reductions in reserves in medium-tailed and long-tailed lines of business resulting from such changes, partially offset by adverse development of $44.0 million from short-tail lines which included $30.8 million of adverse development on the 2005 catastrophic events.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Investment in Joint Venture

        In May 2008, the Company provided $100.0 million of funding to Gulf Reinsurance Limited ("Gulf Re"), a newly formed reinsurer based in the Dubai International Financial Centre, pursuant to the joint venture agreement with Gulf Investment Corporation GSC ("GIC"). Under the agreement, each of Arch Re Bermuda and GIC owns 50% of Gulf Re, which has commenced underwriting activities. Gulf Re will initially target the six member states of the Gulf Cooperation Council, which include Bahrain, Kuwait, Oman, Qatar, Saudi Arabia and the United Arab Emirates. The joint venture will write a broad range of property and casualty reinsurance, including aviation, energy, commercial transportation, marine, engineered risks and property, on both a treaty and facultative basis.

        The initial total capital of the joint venture consists of $200.0 million, plus an additional $200.0 million to be funded equally by the Company and GIC depending on the joint venture's business needs. Gulf Re reported $204.3 million of total assets, $7.7 million of total liabilities and $196.7 million of shareholders' equity at September 30, 2008. For the nine months ended September 30, 2008, Gulf Re reported total revenues of $3.6 million and a net loss of $1.8 million. The Company accounts for its investment in Gulf Re, shown as "Investment in joint venture," using the equity method and records its equity in the operating results of Gulf Re in "Other income" on a quarter lag basis.

7. Investment Information

        The Company's invested assets were as follows:

	December 31,
(U.S. dollars in thousands)	2008	2007
Fixed maturities available for sale, at market value	$8,122,221	$7,137,998
Fixed maturities pledged under securities lending agreements, at market value(1)	626,501	1,462,826

Total fixed maturities	8,748,722	8,600,824
Short-term investments available for sale, at market value	479,586	699,036
Short-term investments pledged under securities lending agreements, at market value(1)	101,564	219
Other investments	109,601	353,694
Investment funds accounted for using the equity method	301,027	235,975

Total investments	9,740,500	9,889,748
Securities transactions entered into but not settled at the balance sheet date	(18,236)	(5,796)

Total investments, net of securities transactions	$9,722,264	$9,883,952

(1)
In securities lending transactions, the Company receives collateral in excess of the market value of the fixed maturities and short-term investments pledged under securities lending agreements. For purposes of this table, the Company has excluded the collateral received at December 31, 2008 and 2007 of $730.2 million and $1.5 billion, respectively, which is reflected as "investment of funds received under securities lending agreements, at market value" and included the $728.1 million and $1.46 billion, respectively, of "fixed maturities and short-term investments pledged under securities lending agreements, at market value."

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Investment Information (Continued)

  Fixed Maturities and Fixed Maturities Pledged Under Securities Lending Agreements

        The following table summarizes the Company's fixed maturities and fixed maturities pledged under securities lending agreements:

(U.S. dollars in thousands)	Estimated Market Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
December 31, 2008:
Corporate bonds	$2,019,373	$51,131	$(98,979)	$2,067,221
Mortgage backed securities	1,581,736	23,306	(125,759)	1,684,189
U.S. government and government agencies	1,463,897	77,762	(14,159)	1,400,294
Commercial mortgage backed securities	1,219,737	16,128	(68,212)	1,271,821
Asset backed securities	970,041	1,121	(70,762)	1,039,682
Municipal bonds	965,966	26,815	(1,730)	940,881
Non-U.S. government securities	527,972	33,690	(31,884)	526,166

Total	$8,748,722	$229,953	$(411,485)	$8,930,254

December 31, 2007:
Corporate bonds	$2,452,527	$40,296	$(10,994)	$2,423,225
Mortgage backed securities	1,234,596	14,211	(4,087)	1,224,472
U.S. government and government agencies	1,165,423	21,598	(447)	1,144,272
Commercial mortgage backed securities	1,315,680	17,339	(558)	1,298,899
Asset backed securities	1,008,030	9,508	(4,030)	1,002,552
Municipal bonds	990,325	13,213	(195)	977,307
Non-U.S. government securities	434,243	28,032	(3,056)	409,267

Total	$8,600,824	$144,197	$(23,367)	$8,479,994

        In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140" ("SFAS No. 155"). Upon adopting SFAS No. 155 on January 1, 2007, the Company applied the "fair value option" to certain hybrid securities which are included in the Company's fixed maturities and records changes in market value of such securities as realized gains or losses. The fair market values of such securities at December 31, 2008 were approximately $51.1 million and the Company recorded a realized loss of $5.4 million on such securities for 2008.

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

(U.S. dollars in thousands)	December 31, 2008		December 31, 2007
Maturity	Estimated Market Value	Amortized Cost	Estimated Market Value	Amortized Cost
Due in one year or less	$173,168	$169,187	$149,908	$146,444
Due after one year through five years	2,451,062	2,452,344	2,366,408	2,330,206
Due after five years through 10 years	1,726,742	1,686,575	1,749,911	1,714,010
Due after 10 years	626,236	626,456	776,291	763,411

	4,977,208	4,934,562	5,042,518	4,954,071
Mortgage backed securities	1,581,736	1,684,189	1,234,596	1,224,472
Commercial mortgage backed securities	1,219,737	1,271,821	1,315,680	1,298,899
Asset backed securities	970,041	1,039,682	1,008,030	1,002,552

Total	$8,748,722	$8,930,254	$8,600,824	$8,479,994

        The Company had gross unrealized losses on its fixed maturities of $411.5 million at December 31, 2008. At December 31, 2008, on a lot level basis, approximately 2,360 security lots out of a total of approximately 3,900 security lots were in an unrealized loss position and the largest single unrealized loss from a single lot in the Company's fixed maturity portfolio was $6.1 million. The Company had gross unrealized losses on its fixed maturities of $23.4 million at December 31, 2007. At December 31, 2007, on a lot level basis, approximately 1,380 security lots out of a total of approximately 3,900 security lots were in an unrealized loss position and the largest single unrealized loss from a single lot in the Company's fixed maturity portfolio was $0.5 million.

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

	Less than 12 Months		12 Months or More		Total
(U.S. dollars in thousands)	Estimated Market Value	Gross Unrealized Losses	Estimated Market Value	Gross Unrealized Losses	Estimated Market Value	Gross Unrealized Losses
December 31, 2008:
Fixed maturities and fixed maturities pledged under securities lending agreements:
Corporate bonds	$870,093	$(89,446)	$30,608	$(9,533)	$900,701	$(98,979)
Mortgage backed securities	417,373	(105,154)	23,295	(20,605)	440,668	(125,759)
U.S. government and government agencies	356,719	(14,159)	—	—	356,719	(14,159)
Commercial mortgage backed securities	714,497	(68,210)	52	(2)	714,549	(68,212)
Asset backed securities	888,908	(63,845)	26,185	(6,917)	915,093	(70,762)
Municipal bonds	93,072	(1,730)	—	—	93,072	(1,730)
Non-U.S. government securities	223,314	(31,882)	142	(2)	223,456	(31,884)

Total	3,563,976	(374,426)	80,282	(37,059)	3,644,258	(411,485)
Other investments	20,510	(3,649)	13,715	(20,919)	34,225	(24,568)
Short-term investments	33,080	(2,535)	—	—	33,080	(2,535)

Total	$3,617,566	$(380,610)	$93,997	$(57,978)	$3,711,563	$(438,588)

December 31, 2007:
Fixed maturities and fixed maturities pledged under securities lending agreements:
Corporate bonds	$357,771	$(10,276)	$26,455	$(718)	$384,226	$(10,994)
Mortgage backed securities	185,118	(3,804)	7,126	(283)	192,244	(4,087)
U.S. government and government agencies	206,710	(447)	—	—	206,710	(447)
Commercial mortgage backed securities	66,401	(381)	33,827	(177)	100,228	(558)
Asset backed securities	183,412	(3,845)	11,221	(185)	194,633	(4,030)
Municipal bonds	22,908	(171)	10,988	(24)	33,896	(195)
Non-U.S. government securities	154,261	(1,987)	42,925	(1,069)	197,186	(3,056)

Total	1,176,581	(20,911)	132,542	(2,456)	1,309,123	(23,367)
Other investments	200,484	(5,342)	—	—	200,484	(5,342)
Short-term investments	140,709	(2,955)	—	—	140,709	(2,955)

Total	$1,517,774	$(29,208)	$132,542	$(2,456)	$1,650,316	$(31,664)

        Of the $411.5 million of gross unrealized losses on the Company's fixed maturities at December 31, 2008, $374.4 million, or 91% of the total gross unrealized losses, were on fixed maturities which were in an unrealized loss position for less than 12 months. In addition, approximately two thirds

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Investment Information (Continued)

of the gross unrealized losses were on fixed maturities where market value was less than 30% below amortized cost while over 93% were on fixed maturities where market value was less than 50% below cost. The Company believes that the gross unrealized losses on its fixed maturities at December 31, 2008 were primarily due to the widening of credit spreads and changes in the interest rate environment that occurred in the second half of 2008. At December 31, 2008, the Company had the ability and intent to hold these fixed maturities until recovery.

        The Company reviews its investment portfolio each quarter to determine if declines in value are other-than-temporary. The Company's process for identifying declines in the market value of investments that are other-than-temporary involves consideration of several factors. These factors include (i) the time period in which there has been a significant decline in value, (ii) the liquidity, business prospects and overall financial condition of the issuer, (iii) the significance of the decline and (iv) the Company's intent and ability to hold the investment for a sufficient period of time for the value to recover. When the analysis of the above factors results in the Company's conclusion that declines in market values are other-than-temporary, the cost of the securities is written down to market value and the reduction in value is reflected as a realized loss. In periods subsequent to the recognition of an other-than-temporary impairment on fixed maturities, the Company accounts for such securities as if they had been purchased on the measurement date of the other-than-temporary impairment and the provision for other-than-temporary impairment (reflected as a discount or reduced premium based on the new cost basis) is amortized into net investment income over the remaining life of the fixed maturities, or until such securities are sold.

        During 2008, the Company identified approximately 598 fixed maturity securities with a market value of $422.5 million which were considered to be other-than-temporarily impaired. The cost of such securities was written down to market value and the Company recognized a realized loss of $155.4 million. During 2007, the Company identified approximately 272 fixed maturity securities with a market value of $606.8 million which were considered to be other-than-temporarily impaired. The cost of such securities was written down to market value and the Company recognized a realized loss of $28.1 million. During 2006, the Company identified approximately 423 fixed maturity securities with a market value of $1.44 billion which were considered to be other-than-temporarily impaired. The cost of such securities was written down to market value and the Company recognized a realized loss of $31.6 million.

  Securities Lending Agreements

        During 2005, the Company began a securities lending program under which certain of its fixed income portfolio securities are loaned to third parties, primarily major brokerage firms, for short periods of time through a lending agent. Such securities have been reclassified as "Fixed maturities and short-term investments pledged under securities lending agreements." The Company maintains legal control over the securities it lends, retains the earnings and cash flows associated with the loaned securities and receives a fee from the borrower for the temporary use of the securities. Collateral received, primarily in the form of cash, is required at a rate of 102% of the market value of the loaned securities (or 105% of the market value of the loaned securities when the collateral and loaned securities are denominated in non-U.S. currencies) including accrued investment income and is monitored and maintained by the lending agent. Such collateral is reinvested and is reflected as "Investment of funds received under securities lending agreements, at market value." At December 31, 2008, the market value and amortized cost of fixed maturities and short-term investments pledged

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Investment Information (Continued)

under securities lending agreements were $728.1 million and $717.2 million, respectively. At December 31, 2007, the market value and amortized cost of fixed maturities and short-term investments pledged under securities lending agreements were $1.46 billion and $1.44 billion, respectively.

        At December 31, 2008, the market value and amortized cost of the reinvested collateral, shown as "Investment of funds received under securities lending agreements," totaled $730.2 million and $753.5 million, respectively, compared to $1.50 billion at December 31, 2007. At December 31, 2008, the reinvested collateral included sub-prime securities with a market value of $56.1 million and an average credit quality of "AA+."

  Investment-Related Derivatives

        The Company's investment strategy allows for the use of derivative securities. Derivative instruments may be used to enhance investment performance, replicate investment positions or manage market exposures and duration risk that would be allowed under the Company's investment guidelines if implemented in other ways. The market values of those derivatives are based on quoted market prices. At December 31, 2008 and 2007, the notional value of the net long position for equity futures was nil and $91.2 million, respectively. At December 31, 2008, the notional value of the net long position for Treasury note futures was $556.3 million, compared to $61.7 million at December 31, 2007. At December 31, 2008, the notional value of the net long position for U.K. and German government futures was approximately $363.3 million (at December 31, 2008 foreign currency rates). For 2008, the Company recorded $20.1 million of net realized gains related to changes in the market value of all futures contracts, compared to $2.0 million of net realized losses for 2007 and $2.1 million of net realized gains for 2006.

  Other Investments

        The following table details the Company's other investments:

	December 31, 2008		December 31, 2007
(U.S. dollars in thousands)	Estimated Market Value	Cost	Estimated Market Value	Cost
Fixed income mutual funds	$39,858	$63,618	$194,090	$198,244
International equity index funds	—	—	92,056	68,270
Privately held securities and other	69,743	62,240	67,548	57,436

Total	$109,601	$125,858	$353,694	$323,950

        Other investments include: (i) mutual funds which invest in fixed maturity securities and (ii) privately held securities and other which include the Company's investment in Aeolus LP (see Note 10). During 2008, the Company sold its investments in international equity index funds and reduced its ownership in one fixed income mutual fund. In addition, the Company identified two fixed income mutual funds with a market value of $27.9 million which were considered to be other-than-temporarily impaired. The cost of such funds was written down to market value and the Company recognized a realized loss of $25.8 million. During 2007, the Company identified one fixed income mutual fund with a market value of $48.6 million which was considered to be other-than-temporarily impaired. The cost of such fund was written down to market value and the Company recognized a realized loss of $2.1 million.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Investment Information (Continued)

  Investment Funds Accounted for Using the Equity Method

        The Company's investment portfolio includes certain funds that invest in fixed maturity securities which, due to their ownership structure, are accounted for by the Company using the equity method. In applying the equity method, these investments are initially recorded at cost and are subsequently adjusted based on the Company's proportionate share of the net income or loss of the funds (which include changes in the market value of the underlying securities in the funds). Such investments are generally recorded on a one month lag with some investments reported for on a three month lag. Changes in the carrying value of such investments are recorded in net income as "Equity in net income (loss) of investment funds accounted for using the equity method" while changes in the carrying value of the Company's other fixed income investments are recorded as an unrealized gain or loss component of accumulated other comprehensive income in shareholders' equity. As such, fluctuations in the carrying value of the investment funds accounted for using the equity method may increase the volatility of the Company's reported results of operations. Investment funds accounted for using the equity method totaled $301.0 million at December 31, 2008, compared to $236.0 million at December 31, 2007. The Company's investment commitments relating to investment funds accounted for using the equity method totaled approximately $8.3 million at December 31, 2008.

        For 2008, the Company recorded $178.6 million of equity in net loss of investment funds accounted for using the equity method, compared to $0.2 million for 2007 and equity in net income of $2.7 million for 2006. As noted above, the Company records such investments on a one month or three month lag. The 2008 amount primarily related to the Company's investments in U.S. and Euro-denominated bank loan funds and resulted from the extreme volatility in the capital and credit markets during September to November 2008 as the market values of the secured loans underlying the holdings in such funds declined significantly.

        Three of the Company's investment funds accounted for using the equity method contributed $145.0 million of the total equity in net loss for 2008. A summary of financial information for these three funds in total as of September 30, 2008 and 2007 and for the nine months ended September 30, 2008 and 2007 is as follows:

	September 30,
(U.S. dollars in thousands)	2008	2007
Invested assets	$2,206,408	$103,099
Total assets	2,206,759	103,099
Total liabilities	459	—

Net assets	$2,206,300	$103,099

	Nine Months Ended
	September 30,
(U.S. dollars in thousands)	2008	2007
Total revenues	$(284,448)	$(13,383)
Total expenses	5,274	450

Net income (loss)	$(289,722)	$(13,833)

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Investment Information (Continued)

        The Company's investments in the three funds totaled $229.7 million at September 30, 2008. During the 2008 fourth quarter, the Company made a subsequent investment of $54.0 million in one fund. The carrying value of the Company's investment in the three funds decreased to $177.5 million at December 31, 2008.

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

        The following table details the value of restricted assets:

	December 31,
(U.S. dollars in thousands)	2008	2007
Assets used for collateral or guarantees	$804,934	$736,938
Deposits with U.S. regulatory authorities	264,988	251,586
Trust funds	153,182	133,238
Deposits with non-U.S. regulatory authorities	57,336	46,789

Total restricted assets	$1,280,440	$1,168,551

        In addition, Arch Re Bermuda maintains assets in trust accounts as collateral for insurance and reinsurance transactions with affiliated companies. At December 31, 2008 and 2007, such amounts approximated $4.03 billion and $3.8 billion, respectively.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Investment Information (Continued)

  Net Investment Income

        The components of net investment income were derived from the following sources:

	Years Ended December 31,
(U.S. dollars in thousands)	2008	2007	2006
Fixed maturities	$437,492	$407,977	$327,331
Short-term investments	21,006	41,690	45,144
Other(1)	23,473	27,675	16,996

Gross investment income	481,971	477,342	389,471
Investment expenses	(13,891)	(14,101)	(11,937)

Net investment income	$468,080	$463,241	$377,534

(1)
Primarily consists of interest income on operating cash accounts, other investments and securities lending transactions.

  Net Realized Gains (Losses)

        Net realized gains (losses) were as follows:

	Years Ended December 31,
(U.S. dollars in thousands)	2008	2007	2006
Fixed maturities	($173,165)	$38,611	($27,379)
Other investments	(35,829)	847	4,186
Other(1)	23,893	(11,317)	3,756

Net realized gains (losses)	($185,101)	$28,141	($19,437)

(1)
Includes net realized gains or losses from derivatives, futures contracts and other items.

        Proceeds from the sales of fixed maturities during 2008, 2007 and 2006 were $16.47 billion, $18.92 billion and $13.86 billion, respectively. Gross gains of $250.2 million, $133.4 million and $77.3 million were realized on those transactions during 2008, 2007 and 2006, respectively. Gross losses of $423.3 million, $94.8 million and $104.7 million were realized during 2008, 2007 and 2006, respectively. The net realized losses on fixed maturities of $173.2 million in 2008, net realized gains of $38.6 million in 2007 and net realized losses on fixed maturities in 2006 of $27.4 million included provisions of $155.4 million, $28.1 million and $31.6 million, respectively, for declines in the market value of investments held in the Company's available for sale portfolio which were considered to be other-than-temporary, as described above. In addition, net realized losses on other investments in 2008 and 2007 included provisions of $25.8 million and $2.1 million, respectively, for declines in the market value of other investments which were considered to be other-than-temporary, as described above.

  Fair Value

        Effective January 1, 2008, the Company adopted and implemented SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Investment Information (Continued)

No. 115" ("SFAS No. 159"), which provides a fair value option to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. The Company did not apply the fair value option on any financial assets or financial liabilities during 2008.

        In addition, effective January 1, 2008, the Company adopted and implemented SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP and provides a common definition of fair value to be used throughout GAAP. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly fashion between market participants at the measurement date.

        In October 2008, the FASB issued FSP No. FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active" ("FSP FAS 157-3"), with an immediate effective date, including prior periods for which financial statements have not been issued. FSP FAS 157-3 amends SFAS No. 157 to clarify the application of fair value in inactive markets and allows for the use of management's internal assumptions about future cash flows with appropriately risk-adjusted discount rates when relevant observable market data does not exist. The objective of SFAS No. 157 has not changed and continues to be the determination of the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date. The adoption of FSP FAS 157-3 had no impact on the Company's consolidated financial position and results of operations.

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

        The Company uses quoted values and other data provided by nationally recognized independent pricing sources as inputs into its process for determining fair values of its fixed maturity investments. To validate the techniques or models used by pricing sources, the Company's review process includes, but is not limited to: (i) quantitative analysis (e.g., comparing the quarterly return for each managed portfolio to its target benchmark, with significant differences identified and investigated); (ii) a review

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Investment Information (Continued)

of the average number of prices obtained in the pricing process and the range of resulting market values; (iii) initial and ongoing evaluation of methodologies used by outside parties to calculate fair value including a review of deep dive reports on selected securities which indicated the use of observable inputs in the pricing process; (iv) comparing the fair value estimates to its knowledge of the current market; and (v) back-testing, which includes randomly selecting purchased or sold securities and comparing the executed prices to the fair value estimates from the pricing service. Based on the above review, the Company will challenge any prices for a security or portfolio which are considered not to be representative of fair value.

        The independent pricing sources obtain market quotations and actual transaction prices for securities that have quoted prices in active markets. Each source has its own proprietary method for determining the fair value of securities that are not actively traded. In general, these methods involve the use of "matrix pricing" in which the independent pricing source uses observable market inputs including, but not limited to, investment yields, credit risks and spreads, benchmarking of like securities, broker-dealer quotes, reported trades and sector groupings to determine a reasonable fair market value. In addition, pricing vendors use model processes, such as an Option Adjusted Spread model, to develop prepayment and interest rate scenarios. The Option Adjusted Spread model is commonly used to estimate fair value for securities such as mortgage backed and asset backed securities. In certain circumstances, when fair market values are unavailable from these independent pricing sources, quotes are obtained directly from broker-dealers who are active in the corresponding markets. Such quotes are subject to the validation procedures noted above.

        The Company reviews its securities measured at fair value and discusses the proper classification of such investments with investment advisors and others. Upon adoption of SFAS No. 157 and at December 31, 2008, the Company determined that Level 1 securities included highly liquid, recent issue U.S. Treasuries and certain of its short-term investments held in highly liquid money market-type funds where it believes that quoted prices are available in an active market.

        Where the Company believes that quoted market prices are not available or that the market is not active, fair values are estimated by using quoted prices of securities with similar characteristics, pricing models or matrix pricing and are generally classified as Level 2 securities. The Company determined that Level 2 securities included corporate bonds, mortgage backed securities, municipal bonds, asset backed securities, certain U.S. government and government agencies, non-U.S. government securities, certain short-term securities and certain other investments.

        Following further review of the inputs used in the pricing process, the Company determined that three Euro-denominated corporate bonds which invest in underlying portfolios of fixed income securities for which there is a low level of transparency around inputs to the valuation process should be classified within Level 3 of the valuation hierarchy. In addition, the Company determined that two mutual funds, included in other investments, which invest in underlying portfolios of fixed income securities for which there is a low level of transparency around inputs to the valuation process should be classified within Level 3 of the valuation hierarchy. As such, the Company transferred $136.8 million of corporate bonds and $31.6 million of other investments in to Level 3 during the 2008 fourth quarter. In addition, Level 3 securities include a small number of premium-tax bonds.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Investment Information (Continued)

        The following table presents the Company's financial assets and liabilities measured at fair value by SFAS No. 157 hierarchy at December 31, 2008:

		Fair Value Measurement Using:
	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed maturities(1),(3)	$8,748,722	$241,851	$8,364,300	$142,571
Short-term investments(1)	581,150	474,504	106,646	—
Other investments(2)	36,913	—	(3,426)	40,339

Total	$9,366,785	$716,355	$8,467,520	$182,910

(1)
In securities lending transactions, the Company receives collateral in excess of the fair value of the fixed maturities and short-term investments pledged under securities lending agreements. For purposes of this table, the Company has excluded the investment of collateral received of $730.2 million which is reflected as "investment of funds received under securities lending agreements, at fair value" and included the $728.1 million of "fixed maturities and short-term investments pledged under securities lending agreements, at fair value."

(2)
Excludes the Company's investment in Aeolus LP, which is accounted for using the equity method.

(3)
Consists of (i) three corporate bonds which invest in underlying portfolios of fixed income securities for which there is a low level of transparency around inputs and (ii) a small number of premium-tax bonds.

        The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs for 2008:

	Fair Value Measurements Using: Significant Unobservable Inputs (Level 3)
	Fixed Maturities	Other Investments	Total
Year Ended December 31, 2008:
Beginning balance at January 1, 2008	$3,752	$11,504	$15,256
Total gains or (losses) (realized/unrealized)
Included in earnings(1)	(780)	757	(23)
Included in other comprehensive income	—	(2,660)	(2,660)
Purchases, issuances and settlements	2,803	(829)	1,974
Transfers in and/or out of Level 3	136,796	31,567	168,363

Ending balance at December 31, 2008	$142,571	$40,339	$182,910

(1)
Losses on fixed maturities were recorded as a component of net investment income while gains on other investments were recorded in net realized gains.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Investment Information (Continued)

        The amount of total losses for 2008 included in earnings attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2008 was de minimis.

8. Other Comprehensive Income (Loss)

        Following are the related tax effects allocated to each component of other comprehensive income (loss):

(U.S. dollars in thousands)	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Year Ended December 31, 2008
Unrealized appreciation (decline) in value of investments:
Unrealized holding losses arising during year	$(568,422)	$13,821	$(582,243)
Less reclassification of net realized losses included in net income	(201,911)	5,054	(206,965)
Foreign currency translation adjustments	(38,079)	(2,539)	(35,540)

Other comprehensive income (loss)	$(404,590)	$6,228	$(410,818)

Year Ended December 31, 2007
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains arising during year	$143,105	$8,322	$134,783
Less reclassification of net realized gains included in net income	40,182	(1,944)	42,126
Foreign currency translation adjustments	14,920	1,777	13,143

Other comprehensive income (loss)	$117,843	$12,043	$105,800

Year Ended December 31, 2006
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains arising during year	$36,884	$(2,806)	$39,690
Less reclassification of net realized losses included in net income	(23,192)	(1,677)	(21,515)
Foreign currency translation adjustments	(2,384)	(62)	(2,322)

Other comprehensive income (loss)	$57,692	$(1,191)	$58,883

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

        ACGL and its non-U.S. subsidiaries will be subject to U.S. federal income tax only to the extent that they derive U.S. source income that is subject to U.S. withholding tax or income that is effectively connected with the conduct of a trade or business within the U.S. and is not exempt from U.S. tax

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Income Taxes (Continued)

under an applicable income tax treaty with the U.S. ACGL and its non-U.S. subsidiaries will be subject to a withholding tax on dividends from U.S. investments and interest from certain U.S. payors (subject to reduction by any applicable income tax treaty). ACGL and its non-U.S. subsidiaries intend to conduct their operations in a manner that will not cause them to be treated as engaged in a trade or business in the United States and, therefore, will not be required to pay U.S. federal income taxes (other than U.S. excise taxes on insurance and reinsurance premium and withholding taxes on dividends and certain other U.S. source investment income). However, because there is uncertainty as to the activities which constitute being engaged in a trade or business within the United States, there can be no assurances that the U.S. Internal Revenue Service will not contend successfully that ACGL or its non-U.S. subsidiaries are engaged in a trade or business in the United States. If ACGL or any of its non-U.S. subsidiaries were subject to U.S. income tax, ACGL's shareholders' equity and earnings could be materially adversely affected. ACGL has subsidiaries and branches that operate in various jurisdictions around the world that are subject to tax in the jurisdictions in which they operate. The significant jurisdictions in which ACGL's subsidiaries and branches are subject to tax are the United States, United Kingdom, Ireland, Canada, Switzerland, Germany and Denmark.

        The components of income taxes attributable to operations were as follows:

	Years Ended December 31,
(U.S. dollars in thousands)	2008	2007	2006
Current expense:
U.S. Federal	$16,704	$13,487	$13,430
U.S. State	825	629	1,235
Non-U.S.	5,631	6,886	3,740

	23,160	21,002	18,405

Deferred expense (benefit):
U.S. Federal	(7,740)	(2,382)	7,210
Non-U.S.	(1,881)	(3,019)	1,064

	(9,621)	(5,401)	8,274

Income tax expense	$13,539	$15,601	$26,679

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

	Years Ended December 31,
(U.S. dollars in thousands)	2008	2007	2006
Expected income tax expense computed on pre-tax income at weighted average income tax rate	$19,854	$25,894	$36,272
Addition (reduction) in income tax expense (benefit) resulting from:
Valuation allowance	—	(1,358)	—
Tax-exempt investment income	(11,403)	(9,703)	(6,887)
Meals and entertainment	641	505	404
State taxes, net of U.S. federal tax benefit	536	409	803
U.S. operations' foreign taxes, net of U.S. federal tax benefit	2,133	—	—
Reorganization of foreign branch	589	—	—
Prior year adjustment	253	(512)	523
Other (1)	936	366	(4,436)

Income tax expense	$13,539	$15,601	$26,679

(1)
For 2006, amount includes a tax benefit relating to the reduction of a tax reserve related to transfer pricing in the amount of $2.6 million.

        The Company has net operating loss carryforwards in its U.S. operating subsidiaries totaling $7.4 million at December 31, 2008. Such net operating losses are currently available to offset future taxable income of the subsidiaries. Under applicable law, the U.S. net operating loss carryforwards expire between 2018 and 2020. The Company also has a foreign tax credit carryforward of $1.5 million which will expire December 31, 2017 and an alternative minimum tax ("AMT") credit carryforward in the amount of $1.5 million which can be carried forward without expiration.

        On November 20, 2001, the Company underwent an ownership change for U.S. federal income tax purposes as a result of the investment led by investment funds associated with Warburg Pincus LLC ("Warburg Pincus") and Hellman and Friedman LLC ("Hellman & Friedman"). As a result of this ownership change, limitations have been imposed upon the utilization by the Company's U.S. operating subsidiaries of existing net operating losses. Utilization by such subsidiaries of the net operating losses and certain of the AMT credit carryforward is limited to approximately $5.1 million per year in accordance with Section 382 of the Internal Revenue Code of 1986 as amended (the "Code").

        The Company's Swiss branch has a net operating loss carryforward of $11.5 million which is available to offset income of the Swiss branch until it expires between 2013 and 2015. The Company's Danish subsidiary has a net operating loss carryforward of $2.1 million which can be carried forward without expiration.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Income Taxes (Continued)

        Deferred income tax assets and liabilities reflect temporary differences based on enacted tax rates between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Significant components of the Company's deferred income tax assets and liabilities were as follows:

	December 31,
(U.S. dollars in thousands)	2008	2007
Deferred income tax assets:
Net operating loss	$4,495	$5,058
Deferred ceding commission	9,969	9,534
AMT credit carryforward	1,549	967
Discounting of net loss reserves	33,607	28,553
Net unearned premium reserve	13,742	13,805
Compensation liabilities	20,676	18,132
Capital loss carryforward	—	283
Other than temporary impairment on securities	899	2,523
Foreign tax credit carryforward	1,494	—
Net unrealized foreign exchange losses	561	—
Other, net	3,417	—

Total deferred tax assets	90,409	78,855

Deferred income tax liabilities:
Depreciation and amortization	(2,178)	(1,901)
Deferred acquisition costs, net	(3,142)	(3,104)
Deposit accounting liability	(5,315)	(5,008)
Foreign transaction exchange gains	(419)	(1,299)
Net unrealized foreign exchange gains	—	(1,977)
Net unrealized appreciation of investments	(16,662)	(7,744)
Other, net	(2,501)	(771)

Total deferred tax liabilities	(30,217)	(21,804)

Net deferred income tax asset	$60,192	$57,051

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

        The Company adopted the provisions of FIN No. 48 on January 1, 2007. As prescribed, the cumulative effects of applying FIN 48 is reported as an adjustment to the opening balance of retained earnings. As a result of the adoption on January 1, 2007, the Company's retained earnings remained

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Income Taxes (Continued)

unchanged. As of December 31, 2008 and 2007, the Company's total unrecognized tax benefits, including interest and penalties, were zero.

        The Company or its subsidiaries or branches files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state, local, or non-U.S. income tax examination for years before 2005. During 2008, the U.S. Internal Revenue Service closed its examination of the Company's U.S. income tax returns for the 2004 tax year with no change.

        In addition to unrecognized tax benefits, the Company provides a valuation allowance to reduce certain deferred tax assets to an amount which management expects to more likely than not be realized. As of December 31, 2008 and 2007, the Company's valuation allowance was zero.

        The Company paid income taxes totaling $11.4 million and $3.9 million for 2008 and 2007, respectively. As of December 31, 2008, the Company's current income tax recoverable (included in "Other assets") was $0.2 million.

  Federal Excise Taxes

        The United States also imposes an excise tax on insurance and reinsurance premiums paid to non-U.S. insurers or reinsurers with respect to risks located in the United States. The rates of tax, unless reduced by an applicable U.S. tax treaty, are four percent for non-life insurance premiums and one percent for life insurance and all reinsurance premiums. The Company incurs federal excise taxes on certain of its reinsurance transactions, including amounts ceded through intercompany transactions. For 2008, 2007 and 2006, the Company paid approximately $13.1 million, $14.5 million and $16.4 million, respectively, of federal excise taxes. Such amounts are reflected as acquisition expenses in the Company's consolidated statement of income.

10. Transactions with Related Parties

        During 2006, the Company invested $50.0 million in Aeolus LP ("Aeolus"), which operates as an unrated reinsurance platform that provides property catastrophe protection to insurers and reinsurers on both an ultimate net loss and industry loss warranty basis. In return for its investment, included in "Other investments" on the Company's balance sheet, the Company received an approximately 4.9% preferred interest in Aeolus and a pro rata share of certain founders' interests. The Company made its investment in Aeolus on the same economic terms as a fund affiliated with Warburg Pincus, which has invested $350 million in Aeolus. Funds affiliated with Warburg Pincus owned 6.6% of the Company's outstanding voting shares as of December 31, 2008. In addition, one of the founders of Aeolus is Peter Appel, former President and CEO and a former director of the Company.

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Commitments and Contingencies (Continued)

        The areas where significant concentrations of credit risk may exist include unpaid losses and loss adjustment expenses recoverable, prepaid reinsurance premiums and paid losses and loss adjustment expenses recoverable net of reinsurance balances payable (collectively "reinsurance recoverables"), investments and cash and cash equivalent balances. The Company's reinsurance recoverables at December 31, 2008 and 2007 amounted to $1.96 billion and $1.92 billion, respectively, and primarily resulted from reinsurance arrangements entered into in the course of its operations. A credit exposure exists with respect to reinsurance recoverables as they may become uncollectible. The Company manages its credit risk in its reinsurance relationships by transacting with reinsurers that it considers financially sound and, if necessary, the Company may hold collateral in the form of funds, trust accounts and/or irrevocable letters of credit. This collateral can be drawn on for amounts that remain unpaid beyond specified time periods on an individual reinsurer basis.

        In addition, the Company underwrites a significant amount of its business through brokers and a credit risk exists should any of these brokers be unable to fulfill their contractual obligations with respect to the payments of insurance and reinsurance balances owed to the Company. During 2008, approximately 17.0% and 15.3% of the Company's consolidated gross written premiums were generated from or placed by Marsh & McLennan Companies and its subsidiaries and AON Corporation and its subsidiaries, respectively, compared to approximately 19.6% and 16.4% for 2007, respectively, and 18.8% and 15.4% for 2006, respectively. No other broker and no one insured or reinsured accounted for more than 10% of gross premiums written for 2008, 2007 and 2006.

        The Company's available for sale investment portfolio is managed in accordance with guidelines that have been tailored to meet specific investment strategies, including standards of diversification, which limit the allowable holdings of any single issue. There were no investments in any entity in excess of 10% of the Company's shareholders' equity at December 31, 2008 other than investments issued or guaranteed by the United States government or its agencies. The Company's unfunded investment commitments relating to investment funds accounted for using the equity method totaled approximately $8.3 million at December 31, 2008.

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

        On December 29, 2005, Arch Re Bermuda entered into a quota share reinsurance treaty with Flatiron, a Bermuda reinsurance company, pursuant to which Flatiron is assuming a 45% quota share (the "Treaty") of certain lines of property and marine business underwritten by Arch Re Bermuda for unaffiliated third parties for the 2006 and 2007 underwriting years (January 1, 2006 to December 31, 2007). On December 31, 2007, the Treaty expired by its terms. As a result of the terms of the Treaty, the Company has determined that Flatiron is a variable interest entity. However, Arch Re Bermuda is not the primary beneficiary of Flatiron and, as such, the Company is not required to consolidate the assets, liabilities and results of operations of Flatiron per FIN 46R. See Note 4.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Commitments and Contingencies (Continued)

  Letter of Credit and Revolving Credit Facilities

        As of December 31, 2008, the Company had a $300 million unsecured revolving loan and letter of credit facility and a $1.0 billion secured letter of credit facility (the "Credit Agreement"). The $300 million unsecured revolving loan is also available for the issuance of unsecured letters of credit up to $100 million for Arch Re U.S. Borrowings of revolving loans may be made by ACGL and Arch Re U.S. at a variable rate based on LIBOR or an alternative base rate at the option of the Company. Secured letters of credit are available for issuance on behalf of the Company's insurance and reinsurance subsidiaries. Issuance of letters of credit and borrowings under the Credit Agreement are subject to the Company's compliance with certain covenants and conditions, including absence of a material adverse change. These covenants require, among other things, that the Company maintain a debt to total capital ratio of not greater than 0.35 to 1 and shareholders' equity in excess of $1.95 billion plus 25% of future aggregate net income for each quarterly period (not including any future net losses) beginning after June 30, 2006 and 25% of future aggregate proceeds from the issuance of common or preferred equity and that the Company's principal insurance and reinsurance subsidiaries maintain at least a "B++" rating from A.M. Best. In addition, certain of the Company's subsidiaries which are party to the Credit Agreement are required to maintain minimum shareholders' equity levels. The Company was in compliance with all covenants contained in the Credit Agreement at December 31, 2008. The Credit Agreement expires on August 30, 2011.

        Including the secured letter of credit portion of the Credit Agreement and another letter of credit facility (together, the "LOC Facilities"), the Company has access to letter of credit facilities for up to a total of $1.45 billion. The principal purpose of the LOC Facilities is to issue, as required, evergreen standby letters of credit in favor of primary insurance or reinsurance counterparties with which the Company has entered into reinsurance arrangements to ensure that such counterparties are permitted to take credit for reinsurance obtained from the Company's reinsurance subsidiaries in United States jurisdictions where such subsidiaries are not licensed or otherwise admitted as an insurer, as required under insurance regulations in the United States, and to comply with requirements of Lloyd's of London in connection with qualifying quota share and other arrangements. The amount of letters of credit issued is driven by, among other things, the timing and payment of catastrophe losses, loss development of existing reserves, the payment pattern of such reserves, the further expansion of the Company's business and the loss experience of such business. When issued, certain letters of credit are secured by a portion of the Company's investment portfolio. In addition, the LOC Facilities also require the maintenance of certain covenants, which the Company was in compliance with at December 31, 2008. At such date, the Company had approximately $599.9 million in outstanding letters of credit under the LOC Facilities, which were secured by investments totaling $697.6 million. In May 2008, the Company borrowed $100.0 million under the Credit Agreement at a Company-selected variable interest rate that is based on 1 month, 3 month or 6 month reset option terms and their corresponding term LIBOR rates plus 27.5 basis points. The proceeds from such borrowings, which are repayable in August 2011, were contributed to Arch Re Bermuda and used to fund the investment in Gulf Re (see Note 6).

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Commitments and Contingencies (Continued)

  Leases and Purchase Obligations

        At December 31, 2008, the future minimum rental commitments, exclusive of escalation clauses and maintenance costs and net of rental income, for all of the Company's operating leases with remaining non-cancelable terms in excess of one year are as follows:

(U.S. dollars in thousands)
2009	$15,356
2010	14,506
2011	14,140
2012	12,425
2013	11,747
Thereafter	51,662

Total	$119,836

        All of these leases are for the rental of office space, with expiration terms that range from 2010 to 2024. Rental expense, net of income from subleases, was approximately $17.5 million, $14.8 million and $12.9 million for 2008, 2007 and 2006, respectively.

        The Company has also entered into certain agreements which commit the Company to purchase goods or services, primarily related to software and computerized systems. Such purchase obligations were approximately $28.5 million and $22.0 million at December 31, 2008 and 2007, respectively.

  Employment and Other Arrangements

        At December 31, 2008, the Company has entered into employment agreements with certain of its executive officers for periods extending up to November 2012. Such employment arrangements provide for compensation in the form of base salary, annual bonus, share-based awards, participation in the Company's employee benefit programs and the reimbursements of expenses.

  WTM Re Transaction and Related Contingencies

        On May 5, 2000, the Company sold the prior reinsurance operations of Arch Re U.S. pursuant to an agreement entered into as of January 10, 2000 with White Mountains Reinsurance Company of America, formerly known as Folksamerica Reinsurance Company, and a related holding company (collectively, "WTM Re"). WTM Re assumed Arch Re U.S.'s liabilities under the reinsurance agreements transferred in the asset sale and Arch Re U.S. transferred to WTM Re assets estimated in an aggregate amount equal in book value to the book value of the liabilities assumed. The WTM Re transaction was structured as a transfer and assumption agreement (and not reinsurance) and, accordingly, the loss reserves (and any related reinsurance recoverables) relating to the transferred business are not included as assets or liabilities on the Company's balance sheet. WTM Re assumed Arch Re U.S.'s rights and obligations under the reinsurance agreements transferred in the asset sale. The reinsureds under such agreements were notified that WTM Re had assumed Arch Re U.S.'s obligations and that, unless the reinsureds object to the assumption, Arch Re U.S. will be released from its obligations to those reinsured. None of such reinsureds objected to the assumption. However, Arch Re U.S. will continue to be liable under those reinsurance agreements if the notice is found not to be an effective release by the reinsureds. WTM Re has agreed to indemnify the Company for any losses

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Commitments and Contingencies (Continued)

arising out of the reinsurance agreements transferred to WTM Re in the asset sale. However, in the event that WTM Re refuses or is unable to perform its obligations to the Company, Arch Re U.S. may incur losses relating to the reinsurance agreements transferred in the asset sale. WTM Re's A.M. Best rating was "A-" (Excellent) at December 31, 2008.

        Under the terms of the agreement, in 2000, the Company had also purchased reinsurance protection covering the Company's transferred aviation business to reduce the net financial loss to WTM Re on any large commercial airline catastrophe to $5.4 million, net of reinstatement premiums. Although the Company believes that any such net financial loss will not exceed $5.4 million, the Company has agreed to reimburse WTM Re if a loss is incurred that exceeds $5.4 million for aviation losses under certain circumstances prior to May 5, 2003. The Company also made representations and warranties to WTM Re about the Company and the business transferred to WTM Re for which the Company retains exposure for certain periods, and made certain other agreements. In addition, the Company retained its tax and employee benefit liabilities and other liabilities not assumed by WTM Re, including all liabilities not arising under reinsurance agreements transferred to WTM Re in the asset sale and all liabilities (other than liabilities arising under reinsurance agreements) arising out of or relating to a certain managing underwriting agency. Although WTM Re has not asserted that any amount is currently due under any of the indemnities provided by the Company under the asset purchase agreement, WTM Re has previously indicated a potential indemnity claim under the agreement in the event of the occurrence of certain future events. Based on all available information, the Company has denied the validity of any such potential claim.

12. Senior Notes

        On May 4, 2004, ACGL completed a public offering of $300 million principal amount of 7.35% senior notes ("Senior Notes") due May 1, 2034 and received net proceeds of $296.4 million. ACGL used $200 million of the net proceeds to repay all amounts outstanding under a revolving credit agreement. The Senior Notes are ACGL's senior unsecured obligations and rank equally with all of its existing and future senior unsecured indebtedness. Interest payments on the Senior Notes are due on May 1st and November 1st of each year. ACGL may redeem the Senior Notes at any time and from time to time, in whole or in part, at a "make-whole" redemption price. For 2008, 2007 and 2006, interest expense on the Senior Notes was $22.1 million. The market value of the Senior Notes at December 31, 2008 and 2007 was $246.1 million and $325.4 million, respectively.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Share Capital

  Authorized and Issued

        The authorized share capital of the Company consists of 200,000,000 Common Shares, par value of $0.01 per share, and 50,000,000 Preferred Shares, par value of $0.01 per share.

  Common Shares

        Changes in the Company's outstanding Common Shares are reflected in the table below:

	Years Ended December 31,
	2008	2007	2006
Common Shares:
Balance, beginning of year	67,318,466	74,270,466	73,334,870
Shares issued(1)	695,769	523,723	823,682
Restricted shares issued, net of cancellations	17,345	329,057	139,166
Shares repurchased and retired(2)	(7,519,606)	(7,804,780)	(27,252)

Balance, end of year	60,511,974	67,318,466	74,270,466

    (1)
    Includes shares issued from the exercise of stock options and, in 2008 and 2007, shares issued from the employee share purchase plan.

    (2)
    Includes shares repurchased and retired from the share repurchase plan.

  Share Repurchases

        The board of directors of ACGL has authorized the investment of up to $1.5 billion in ACGL's common shares through a share repurchase program. Such amount consisted of a $1.0 billion authorization in February 2007 and a $500 million authorization in May 2008. Repurchases under the program may be effected from time to time in open market or privately negotiated transactions through February 2010. Since the inception of the share repurchase program, ACGL has repurchased approximately 15.3 million common shares for an aggregate purchase price of $1.05 billion. During 2008, ACGL repurchased approximately 7.5 million common shares for an aggregate purchase price of $513.1 million, compared to 7.8 million shares repurchased for an aggregate purchase price of $537.1 million during 2007. As a result of share repurchase transactions, book value per common share was reduced by $3.52 per share at December 31, 2008. Weighted average shares outstanding for 2008 were reduced by 12.9 million shares, compared to 3.3 million shares for 2007.

        At December 31, 2008, approximately $449.8 million of share repurchases were available under the program. The timing and amount of the repurchase transactions under this program will depend on a variety of factors, including market conditions and corporate and regulatory considerations. In connection with the share repurchase program, the Warburg Pincus funds waived their rights relating to share repurchases under its shareholders agreement with ACGL for all repurchases of common shares by ACGL under the share repurchase program in open market transactions and certain privately negotiated transactions.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Share Capital (Continued)

  Long Term Incentive and Share Award Plans

        On May 11, 2007, following shareholder approval, the Company adopted the 2007 Employee Share Purchase Plan (the "ESPP"). The purpose of the ESPP is to give employees of ACGL and its subsidiaries an opportunity to purchase common shares through payroll deductions, thereby encouraging employees to share in the economic growth and success of ACGL and its subsidiaries. The ESPP is designed to qualify as an "employee share purchase plan" under Section 423 of the Code. A total of 750,000 common shares are reserved for issuance under the ESPP. The ESPP provides for consecutive six-month offering periods (or other periods of not more than 27 months as determined by the compensation committee) under which participating employees can elect to have up to 20% of their total compensation withheld and applied to the purchase of common shares of the Company at the end of the period. Unless otherwise determined by the compensation committee before an offering period commences, (1) the purchase price will be 85% of the fair market value of the common shares at the beginning of the offering period; and (2) the maximum number of common shares that may be purchased by an employee in any offering period is 3,000 shares. In addition, applicable Code limitations specify, in general, that a participant's right to purchase stock under the ESPP cannot accumulate at a rate in excess of $25,000 (based on the value at the beginning of the applicable offering periods) per calendar year.

        On May 11, 2007, following shareholder approval, the Company adopted the 2007 Long Term Incentive and Share Award Plan (the "2007 Plan"). The 2007 Plan is intended to provide for competitive compensation opportunities, to encourage long-term service, to recognize individual contributions and reward achievement of performance goals and to promote the creation of long-term value for shareholders by aligning the interests of such persons with those of shareholders. The 2007 Plan provides for the grant to eligible employees and directors stock options, stock appreciation rights, restricted shares, restricted share units payable in common shares or cash, share awards in lieu of cash awards, dividend equivalents and other share-based awards. The 2007 Plan also provides the Company's non-employee directors with the opportunity to receive the annual retainer fee for Board service in common shares.

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

        Grants which were outstanding at May 11, 2007 under the 2005 Plan will continue in accordance with their original terms (subject to such amendments as the compensation committee determines appropriate, consistent with the terms of the 2005 Plan), and the shares with respect to such outstanding grants will be issued or transferred under the 2007 Plan. The number of common shares reserved for issuance under the 2007 Plan, subject to anti-dilution adjustments in the event of certain changes in the Company's capital structure, is equal to the sum of (i) 2,500,000 and (ii) the number of common shares subject to outstanding grants under the 2005 Plan as of the effective date as well as common shares remaining available for issuance under the 2005 Plan but not subject to previously exercised or vested grants as of the effective date, except that no more than 2,000,000 common shares may be issued as incentive stock options under Section 422 of the Code. At December 31, 2008, approximately 2,785,079 shares are available for grant under the 2007 Plan.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Share Capital (Continued)

        In June 2002, following shareholder approval, the Company adopted the 2002 Long Term Incentive and Share Award Plan (the "2002 Plan"). An aggregate of 3,165,830 Common Shares has been reserved for issuance under the 2002 Plan. The 2002 Plan provides for the grant to eligible employees and directors of stock options, stock appreciation rights, restricted shares, restricted share units payable in Common Shares or cash, share awards in lieu of cash awards, dividend equivalents and other share-based awards. The 2002 Plan provides the Company's non-employee directors with the opportunity to receive their annual retainer fee for service as a director in Common Shares. As of December 31, 2008, approximately 18,584 shares are available for grant under the 2002 Plan.

        With respect to certain subsidiaries, the Company may withhold, or require a participant to remit to the Company, an amount sufficient to satisfy any federal, state or local withholding tax requirements associated with awards under the Company's share award plans. This includes the authority to withhold or receive shares or other property and to make cash payments in respect thereof.

  Stock Options

        The Company generally issues stock options to officers, with exercise prices equal to the fair market values of the Company's Common Shares on the grant dates. Such grants generally vest over a three year period with one-third vesting on the first, second and third anniversaries of the grant date. Option awards have a 10 year contractual life. Refer to Note 2(l) for details related to the Company's accounting for stock options.

        As required by the provisions of SFAS No. 123(R), the Company recorded after-tax share-based compensation expense of $7.2 million related to stock option awards for 2008, net of a tax benefit of $2.1 million, compared to $7.2 million related to stock option awards for 2007, net of a tax benefit of $1.8 million, and $7.7 million related to stock option awards for 2006, net of a tax benefit of $1.5 million. As of December 31, 2008, there was approximately $7.1 million of unrecognized compensation cost related to nonvested stock options. Such cost is expected to be recognized over a weighted average period of 1.3 years.

        For purposes of disclosure in the foregoing table and for purposes of determining estimated market value under SFAS No. 123(R), the Company has computed the estimated market values of share-based compensation related to stock options using the Black-Scholes option valuation model and has applied the assumptions set forth in the following table. As described above, stock options generally vest over a three year period with one-third vesting on the first, second and third anniversaries of the grant date. For options granted during 2006 and 2007, the expected life assumption was based on the vesting period, the ten year contractual term of the option awards, the historical share option exercise experience, peer data and guidance from the Securities and Exchange Commission as contained in Staff Accounting Bulletin No. 107 permitting the initial application of a "simplified" method for options granted, which is based on the average of the vesting term and the contractual term of the option. For options granted during 2008, the expected life assumption was based on an expected term analysis which incorporated the Company's historical share option exercise experience. The Company based its estimate of expected volatility for options granted during 2008 on daily historical trading data of its common shares from September 20, 2002, the date marking the completion of the Company's transition as a worldwide insurance and reinsurance company. For options granted during 2007 and 2006, the

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Share Capital (Continued)

Company based its volatility estimate under the same method used for 2008, using the period from September 20, 2002 through the last day of the applicable period.

	Years Ended December 31,
	2008	2007	2006
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	20.4%	19.6%	21.3%
Risk free interest rate	3.4%	5.0%	4.6%
Expected option life	5.7 years	6.0 years	6.0 years

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

        A summary of option activity under the Company's Long Term Incentive and Share Award Plans during 2008 is presented below:

	Year Ended December 31, 2008
	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of year	5,486,033	$33.45
Granted	334,175	69.31
Exercised	(633,598)	32.41
Forfeited or expired	(55,475)	64.43

Outstanding, end of period	5,131,135	35.58

Exercisable, end of period	4,311,226	30.01

        The weighted average grant-date fair value of options granted during 2008, 2007 and 2006 was $19.07, $22.48 and $18.21, respectively. The aggregate intrinsic value of options exercised during 2008, 2007 and 2006 was approximately $22.6 million, $20.0 million, and $27.4 million, respectively and represents the difference between the exercise price of the option and the closing market price of the Company's common shares on the exercise dates.

        The aggregate intrinsic value of the Company's outstanding and exercisable stock options at December 31, 2008 was $177.3 million and $172.9 million, respectively. The weighted average remaining contractual life of the Company's outstanding and exercisable stock options at December 31, 2008 was 4.7 years and 4.0 years, respectively. During 2008, the Company received proceeds of $20.0 million from the exercise of stock options and recognized a tax benefit of $4.5 million from the exercise of such options.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Share Capital (Continued)

  Restricted Common Shares and Restricted Units

        The Company also issues restricted share and unit awards to officers, for which the fair value is equal to the fair market values of the Company's Common Shares on the grant dates. Compensation equal to the fair value of the shares at the measurement date is amortized and charged to income over the requisite service period, which is generally the vesting period unless the employee is retirement eligible. Restricted share and unit awards generally vest over a three year period with one-third vesting on the first, second and third anniversaries of the grant date. Refer to Note 2(l) for details related to the Company's accounting for restricted share and unit awards.

        The Company recorded $16.0 million of share-based compensation expense, net of a tax benefit of $4.1 million, related to restricted share and unit awards for 2008 as required by the provisions of SFAS No.123(R), compared to $12.9 million, net of a tax benefit of $2.3 million, for 2007 and $7.0 million, net of a tax benefit of $1.1 million, for 2006. As of December 31, 2008, there were $8.4 million and $14.1 million, respectively, of unrecognized compensation costs related to unvested restricted share and unit awards which are expected to be recognized over a weighted average period of 1.2 years and 2.2 years, respectively.

        A summary of restricted share and unit activity under the Company's Long Term Incentive and Share Award Plans for 2008 is presented below:

	Restricted Common Shares	Restricted Unit Awards
Non-Vested Shares:
Unvested balance, beginning of year	451,513	116,453
Granted	16,064	332,275
Vested	(209,189)	(10,357)
Forfeited	(9,076)	(25,749)

Unvested balance, end of year	249,312	412,622

Weighted Average Grant Date Fair Value:
Unvested balance, beginning of year	$64.13	—
Granted	$68.95	—
Vested	$62.60	—
Forfeited	$68.18	—
Unvested balance, end of year	$65.58	—

        During 2008, 2007 and 2006, the Company granted an aggregate of 348,339, 361,482 and 141,516 restricted share and restricted unit awards, respectively, with weighted average grant date fair values of $69.25, $69.94 and $56.94, respectively. During 2008, 2007 and 2006, the aggregate fair value of restricted shares and units that vested was $15.3 million, $14.3 million and $31.0 million, respectively. The aggregate intrinsic value of restricted units outstanding and exercisable at December 31, 2008 was $28.9 million and $5.9 million, respectively. The issuance of restricted shares and units and amortization thereon has no effect on the Company's consolidated shareholders' equity.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Share Capital (Continued)

  Preferred Shares

        During 2006, ACGL completed two public offerings of non-cumulative preferred shares ("Preferred Shares"). On February 1, 2006, $200.0 million principal amount of 8.0% series A non-cumulative preferred shares ("Series A Preferred Shares") were issued with net proceeds of $193.5 million and, on May 24, 2006, $125.0 million principal amount of 7.875% series B non-cumulative preferred shares ("Series B Preferred Shares") were issued with net proceeds of $120.9 million. The net proceeds of the offerings were used to support the underwriting activities of ACGL's insurance and reinsurance subsidiaries. ACGL has the right to redeem all or a portion of each series of Preferred Shares at a redemption price of $25.00 per share on or after (1) February 1, 2011 for the Series A Preferred Shares and (2) May 15, 2011 for the Series B Preferred Shares. Dividends on the Preferred Shares are non-cumulative. Consequently, in the event dividends are not declared on the Preferred Shares for any dividend period, holders of Preferred Shares will not be entitled to receive a dividend for such period, and such undeclared dividend will not accrue and will not be payable. Holders of Preferred Shares will be entitled to receive dividend payments only when, as and if declared by ACGL's board of directors or a duly authorized committee of the board of directors. Any such dividends will be payable from the date of original issue on a non-cumulative basis, quarterly in arrears. To the extent declared, these dividends will accumulate, with respect to each dividend period, in an amount per share equal to 8.0% of the $25.00 liquidation preference per annum for the Series A Preferred Shares and 7.875% of the $25.00 liquidation preference per annum for the Series B Preferred Shares. For 2008, 2007 and 2006, the Company paid $25.8 million, $25.8 million and $17.4 million, respectively, to holders of the Preferred Shares. At December 31, 2008, the Company had declared an aggregate of $3.3 million of dividends to be paid to holders of the Preferred Shares.

  Series A Convertible Preference Shares

        On November 20, 2001, the Company issued 35,687,735 Preference Shares and 3,776,025 Class A Warrants in exchange for $763.2 million in cash and entered into subscription agreements with investors led by Warburg Pincus and Hellman & Friedman and certain members of management (the "Subscription Agreement"). During the 2005 fourth quarter, all outstanding Preference Shares were converted into Common Shares. Prior to such conversion, the Preference Shares voted, together with the Common Shares, on an as-converted basis. Pursuant to the shareholders agreement, the Company agreed to restrictions on the composition of its Board of Directors. Pursuant to this agreement, Warburg Pincus is entitled (until 2011) to nominate a prescribed number of directors based on the respective retained percentages of their Preference Shares purchased in November 2001. As long as Warburg Pincus retains at least 10% of their original investment, they will be entitled to nominate one director.

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

14. Retirement Plans

        For purposes of providing employees with retirement benefits, the Company maintains defined contribution retirement plans. Contributions are based on the participants' eligible compensation. For 2008, 2007 and 2006, the Company expensed approximately $19.6 million, $15.4 million and $13.8 million, respectively, related to these retirement plans.

15. Statutory Information

  Bermuda

        Under The Insurance Act 1978, as Amended, and Related Regulations of Bermuda (the "Insurance Act"), Arch Re Bermuda, the Company's Bermuda reinsurance and insurance subsidiary, is registered as a Class 4 insurer and is required to annually prepare and file statutory financial statements and a statutory financial return with the Bermuda Monetary Authority ("BMA"). The Insurance Act also requires Arch Re Bermuda to maintain minimum share capital of $1.0 million, to meet minimum liquidity ratios and a minimum solvency margin equal to the greatest of (A) $100 million, (B) 50% of net premiums written (being gross premiums written less any premiums ceded by Arch Re Bermuda but Arch Re Bermuda may not deduct more than 25% of gross premiums when computing net premiums written), and (C) 15% of reserves for losses and loss adjustment expenses and other insurance reserves. At December 31, 2008 and 2007, such requirements were met.

        Effective for 2008, Arch Re Bermuda is also required to file a new risk based capital model called the Bermuda Statutory Capital Requirement ("BSCR") model that measures risks and determines enhanced capital requirements and a target capital level (defined as 120% of the enhanced capital requirements). In addition, all Class 4 Bermuda insurers must prepare and file with the BMA audited GAAP basis annual financial statements, which must be made publicly available. Declarations of dividends from retained earnings and distributions from additional paid-in-capital are subject to these requirements being met. For all applicable periods presented herein, Arch Re Bermuda satisfied these requirements.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Statutory Information (Continued)

        At December 31, 2008 and 2007, as determined under Bermuda law, Arch Re Bermuda had statutory capital of $2.21 billion and $2.0 billion, respectively, and statutory capital and surplus of $3.36 billion and $3.73 billion, respectively. Such amounts include interests in U.S. insurance and reinsurance subsidiaries. Arch Re Bermuda recorded statutory net income of $349.8 million, $909.1 million and $774.3 million for 2008, 2007 and 2006, respectively. The primary difference between net income and capital and surplus presented under Bermuda statutory accounting principles and net income and shareholder's equity presented in accordance with U.S. GAAP relates to deferred acquisition costs.

        The Bermuda Companies Act 1981 (the "Companies Act") limits Arch Re Bermuda's ability to pay dividends and distributions to shareholders if there are reasonable grounds for believing that: (a) Arch Re Bermuda is, or would after the payment be, unable to pay its liabilities as they become due; or (b) the realizable value of Arch Re Bermuda's assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts. Under the Insurance Act, Arch Re Bermuda is restricted with respect to the payment of dividends. Arch Re Bermuda is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year's statutory balance sheet) unless it files, at least seven days before payment of such dividends, with the Bermuda Monetary Authority an affidavit stating that it will continue to meet the required margins. In addition, Arch Re Bermuda is prohibited, without prior approval of the Bermuda Monetary Authority, from reducing by 15% or more its total statutory capital, as set out in its previous year's statutory financial statements. Accordingly, Arch Re Bermuda can pay approximately $834 million to ACGL during 2009 without providing an affidavit to the Bermuda Monetary Authority, as discussed above.

  Ireland

        The Company's Ireland subsidiary, Arch Re Europe, was licensed and authorized by the Irish Financial Services Regulatory Authority ("IFSRA") as a non-life reinsurer in October 2008. Irish authorized reinsurers, such as Arch Re Europe, are also subject to the general body of Irish laws and regulations including the provisions of the Companies Acts 1963-2006. Arch Re Europe must file and submit its annual audited financial statements and related reports to the Registrar of Companies ("Registrar") under the Companies Acts 1963-2006 together with an annual return of certain core corporate information. Changes to core corporate information during the year must also be notified to the Registrar. These requirements are in addition to the regulatory returns required to be filed annually with IFSRA. Arch Re Europe is required to maintain reserves, particularly in respect of underwriting liabilities and a solvency margin as provided for in the European Communities (Reinsurance) Regulations, 2006, related guidance and the European Communities Insurance Accounts Regulations, 1996. Assets constituting statutory reserves must comply with certain principles including obligations to secure sufficiency, liquidity, security, quality, profitability and currency matching of investments. Statutory reserves must be actuarially certified annually.

        Under Irish company law, Arch Re Europe is permitted to make distributions only out of profits available for distribution. A company's profits available for distribution are its accumulated, realized profits, so far as not previously utilized by distribution or capitalization, less its accumulated, realized losses, so far as not previously written off in a reduction or reorganization of capital duly made. Further, IFSRA has powers to intervene if a dividend payment were to lead to a breach of regulatory capital requirements.

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

        Combined statutory surplus of the Company's U.S. insurance and reinsurance subsidiaries was $766.0 million and $719.0 million at December 31, 2008 and 2007, respectively. The Company's U.S. insurance and reinsurance subsidiaries had combined statutory net income of $46.2 million, $42.2 million and $55.1 million for 2008, 2007 and 2006, respectively.

        The Company's U.S. insurance and reinsurance subsidiaries are subject to insurance laws and regulations in the jurisdictions in which they operate. The ability of the Company's regulated insurance subsidiaries to pay dividends or make distributions is dependent on their ability to meet applicable regulatory standards. These regulations include restrictions that limit the amount of dividends or other distributions, such as loans or cash advances, available to shareholders without prior approval of the insurance regulatory authorities. Dividends or distributions, if any, made by the Company's U.S. regulated insurance and reinsurance subsidiaries to non-insurance affiliates would result in an increase in available capital at Arch-U.S., the Company's U.S. holding company, which is owned by Arch Re Europe and a related holding company, which are subsidiaries of Arch Re Bermuda.

  United Kingdom

        The Company's U.K. subsidiary, Arch Insurance Europe, was licensed and authorized by the Financial Services Authority ("FSA") to underwrite all classes of general insurance in the U.K. in May 2004. Arch Insurance Europe must file annual audited financial statements in accordance with United Kingdom Generally Accepted Accounting Principles ("U.K. GAAP") with Companies House under the Companies Act 1985 (as amended). In addition, Arch Europe is required to file regulatory returns with the FSA, which regulates insurance and reinsurance companies operating from the U.K. The financial statements required to be submitted to Companies House form the basis for the regulatory return required to be submitted to the FSA. The FSA's capital adequacy and solvency regulations require a margin of capital to be determined by the Company's own individual capital assessment ("ICA") to value capital adequacy. The model the company uses to determine the capital requirement is reviewed and approved by the FSA who then issue an individual capital guidance ("ICG"). For Arch Insurance Europe, the ICG is the same as its own ICA.

        Under U.K. law, all U.K. companies are restricted from declaring a dividend to their shareholders unless they have "profits available for distribution." The calculation as to whether a company has sufficient profits is based on its accumulated realized profits minus its accumulated realized losses. U.K. insurance regulatory laws do not prohibit the payment of dividends, but the FSA requires that insurance companies maintain certain solvency margins and may restrict the payment of a dividend by Arch Insurance Europe. Dividends or distributions, if any, made by Arch Insurance Europe would result in an increase in available capital at Arch Re Europe, a subsidiary of Arch Re Bermuda. Shareholder's equity of Arch Insurance Europe under U.K. GAAP at December 31, 2008 was

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Statutory Information (Continued)

£58.2 million, or approximately $83.7 million, compared to £58.6 million, or approximately $117.1 million, at December 31, 2007. Arch Insurance Europe had U.K. GAAP net income of £0.5 million, or approximately $0.7 million, for 2008, compared to £2.8 million, or approximately $5.6 million, for 2007 and £0.8 million, or approximately $1.5 million, for 2006.

16. Legal Proceedings

        The Company, in common with the insurance industry in general, is subject to litigation and arbitration in the normal course of its business. As of December 31, 2008, the Company was not a party to any material litigation or arbitration other than as a part of the ordinary course of business in relation to claims and reinsurance recoverable matters, none of which is expected by management to have a significant adverse effect on the Company's results of operations and financial condition and liquidity.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Unaudited Quarterly Financial Information

        Following is a summary of quarterly financial data:

(U.S. dollars in thousands, except share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
2008 Income Statement Data:
Net premiums written	$615,574	$692,692	$686,118	$811,342

Net premiums earned	$698,514	$733,031	$705,675	$708,234
Fee income	1,456	944	1,238	1,068
Other income	211	3,067	4,968	4,036
Net investment income	111,745	117,022	117,120	122,193
Equity in net income (loss) of investment funds accounted for using the equity method	(174,147)	(1,731)	19,583	(22,313)
Net realized gains (losses)	(102,873)	(105,534)	(12,669)	35,975
Losses and loss adjustment expenses	(490,816)	(548,886)	(404,625)	(404,417)
Acquisition expenses	(123,231)	(133,413)	(119,226)	(114,639)
Other operating expenses	(100,385)	(95,652)	(102,578)	(97,187)
Interest expense	(6,285)	(6,241)	(5,788)	(5,524)
Net foreign exchange gains (losses)	51,479	68,395	298	(23,587)
Income tax (expense) benefit	(2,179)	1,849	(5,253)	(7,956)

Net income (loss)	(136,511)	32,851	198,743	195,883
Preferred dividends	(6,461)	(6,461)	(6,461)	(6,461)

Net income (loss) available to common shareholders	$(142,972)	$26,390	$192,282	$189,422

Net income (loss) per common share data
Basic	$(2.38)	$0.44	$3.05	$2.90
Diluted	$(2.38)	$0.42	$2.92	$2.78
2007 Income Statement Data:
Net premiums written	$577,666	$694,630	$757,895	$871,745

Net premiums earned	$712,216	$735,529	$751,412	$745,493
Fee income	1,866	1,610	2,091	1,969
Other income	5,483	2,696	265	604
Net investment income	120,807	118,464	113,923	110,047
Equity in net income (loss) of investment funds accounted for using the equity method	(906)	(5,283)	3,376	2,642
Net realized gains (losses)	18,732	14,147	(3,757)	(981)
Losses and loss adjustment expenses	(395,751)	(402,695)	(425,663)	(420,061)
Acquisition expenses	(111,702)	(131,424)	(117,277)	(120,128)
Other operating expenses	(101,275)	(95,545)	(100,505)	(90,813)
Interest expense	(5,523)	(5,524)	(5,523)	(5,523)
Net foreign exchange losses	(4,121)	(23,656)	(6,450)	(9,742)
Income tax (expense) benefit	1,044	(2,113)	(6,037)	(8,495)

Net income	240,870	206,206	205,855	205,012
Preferred dividends	(6,461)	(6,461)	(6,461)	(6,461)

Net income available to common shareholders	$234,409	$199,745	$199,394	$198,551

Net income available to common shareholders
Net income per common share data
Basic	$3.44	$2.87	$2.75	$2.69
Diluted	$3.31	$2.76	$2.65	$2.59

SCHEDULE I

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

SUMMARY OF INVESTMENTS

OTHER THAN INVESTMENTS IN RELATED PARTIES

(U.S. dollars in thousands)

	December 31, 2008
	Cost or Amortized Cost(1)	Market Value	Amount at Which Shown in the Balance Sheet
Fixed maturities and fixed maturities pledged under securities lending agreements(2):
Corporate bonds	$2,067,221	$2,019,373	$2,019,373
Mortgage backed securities	1,684,189	1,581,736	1,581,736
U.S. government and government agencies	1,400,294	1,463,897	1,463,897
Commercial mortgage backed securities	1,271,821	1,219,737	1,219,737
Asset backed securities	1,039,682	970,041	970,041
Municipal bonds	940,881	965,966	965,966
Non-U.S. government securities	526,166	527,972	527,972

Total	$8,930,254	$8,748,722	$8,748,722
Other investments(3)	53,181	36,924	36,924
Short-term investments and short-term investments pledged under securities lending agreements(2)	579,652	581,150	581,150

Total investments(3),(4)	$9,563,087	$9,366,796	$9,366,796

(1)
Investments in fixed maturities and short-term investments are shown at amortized cost.

(2)
In securities lending transactions, the Company receives collateral in excess of the market value of the fixed maturities and short-term investments pledged under securities lending agreements. For purposes of this table, the Company has excluded the $730.2 million of collateral received which is reflected as "Investment of funds received under securities lending agreements, at market value" and included the $728.1 million of "fixed maturities and short-term investments pledged under securities lending agreements, at market value."

(3)
Excludes the Company's investment in Aeolus LP, which is accounted for using the equity method.

(4)
Includes certain securities transactions entered into but not settled at the balance sheet date. Net of such amounts, total investments at market value were approximately $9.62 billion. Excludes $301.0 million of investment funds accounted for using the equity method. In applying the equity method, these investments are initially recorded at cost and are subsequently adjusted based on the Company's proportionate share of the net income or loss of the funds (which include changes in the market value of the underlying securities in the funds). Changes in the carrying value of such investments are recorded as 'Equity in net income (loss) of investment funds accounted for using the equity method' rather than as an unrealized gain or loss component of accumulated other comprehensive income in shareholders' equity as are changes in the carrying value of the Company's other fixed income investments.

SCHEDULE II

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Balance Sheet
(Parent Company Only)
(U.S. dollars in thousands)

	December 31,
	2008	2007
Assets
Investments in wholly owned subsidiaries	$3,825,396	$4,309,166
Short-term investments available for sale, at market value	8,960	28,688
Cash	7,874	7,631
Other assets	4,394	4,750

Total Assets	$3,846,624	$4,350,235

Liabilities
Senior notes	$300,000	$300,000
Revolving credit agreement borrowings	100,000	—
Accounts payable and other liabilities	13,659	14,424

Total Liabilities	413,659	314,424

Shareholders' Equity
Non-cumulative preferred shares ($0.01 par value, 50,000,000 shares authorized)
—Series A (issued: 2008 and 2007, 8,000,000)	80	80
—Series B (issued: 2008 and 2007, 5,000,000)	50	50
Common shares ($0.01 par value, 200,000,000 shares authorized, issued: 2008, 60,511,974; 2007, 67,318,466)	605	673
Additional paid-in capital	994,585	1,451,667
Retained earnings	2,693,239	2,428,117
Accumulated other comprehensive income (loss), net of deferred income tax	(255,594)	155,224

Total Shareholders' Equity	3,432,965	4,035,811

Total Liabilities and Shareholders' Equity	$3,846,624	$4,350,235

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

Statement of Income
(Parent Company Only)
(U.S. dollars in thousands)

	Years Ended December 31,
	2008	2007	2006
Revenues
Net investment income	$506	$1,185	$801
Net realized gains (losses)	1,084	206	(27)

Total revenues	1,590	1,391	774

Expenses
Operating expenses	29,249	31,560	28,537
Interest expense	23,838	22,093	22,090

Total expenses	53,087	53,653	50,627

Loss before income taxes	(51,497)	(52,262)	(49,853)
Income tax benefit	—	—	—

Loss before equity in net income of wholly owned subsidiaries	(51,497)	(52,262)	(49,853)
Equity in net income of wholly owned subsidiaries	342,463	910,205	763,067
Net income	290,966	857,943	713,214
Preferred dividends	(25,844)	(25,844)	(20,655)

Net income available to common shareholders	$265,122	$832,099	$692,559

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

Statement of Cash Flows
(Parent Company Only)
(U.S. dollars in thousands)

	Years Ended December 31,
	2008	2007	2006
Operating Activities
Net income	$290,966	$857,943	$713,214
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Equity in net income of wholly owned subsidiaries	(342,463)	(910,205)	(763,067)
Net realized (gains) losses	(1,084)	(206)	27
Share-based compensation	7,587	9,063	7,639
Dividends received from subsidiary	537,050	602,050	22,050
Net change in other assets and liabilities	(145)	12,645	11,042

Net Cash Provided By (Used For) Operating Activities	$491,911	571,290	(9,095)
Investing Activities:
Purchases of fixed maturity investments	—	—	—
Proceeds from sales of fixed maturity investments	—	—	628
Net (purchases) sales of short-term investments	20,909	(22,540)	6,847
Change in investment of funds received under securities lending agreements, at market value	—	—	691
Capital contributed to subsidiaries	(100,000)	—	(314,350)
Purchase of furniture, equipment and other	—	(30)	—

Net Cash Used For Investing Activities	(79,091)	(22,570)	(306,184)
Financing Activities:
Purchases of common shares under share repurchase program	(513,130)	(537,066)	—
Proceeds from common shares issued, net	21,881	13,498	19,683
Proceeds from preferred shares issued, net of issuance costs	—	—	314,388
Revolving credit agreement borrowings	100,000	—	—
Change in securities lending collateral	—	—	(691)
Proceeds from subsidiaries for share-based compensation	4,516	—	—
Preferred dividends paid	(25,844)	(25,844)	(17,353)

Net Cash (Used For) Provided By Financing Activities	(412,577)	(549,412)	316,027
Increase (decrease) in cash	243	(692)	748
Cash beginning of year	7,631	8,323	7,575

Cash end of year	7,874	$7,631	$8,323

SCHEDULE III

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
(U.S. dollars in thousands)

	Deferred Acquisition Costs, Net	Reserves for Losses and Loss Adjustment Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income(1)	Net Losses and Loss Adjustment Expenses Incurred	Amortization of Deferred Acquisition Costs	Other Operating Expenses(2)	Net Premiums Written
December 31, 2008
Insurance	$147,134	$4,818,219	$946,461	$1,675,089	NM	$1,194,528	$224,539	$288,883	$1,657,603
Reinsurance	148,058	2,848,738	580,221	1,170,365	NM	654,216	265,970	78,421	1,148,123

Total	$295,192	$7,666,957	$1,526,682	$2,845,454	NM	$1,848,744	$490,509	$367,304	$2,805,726

December 31, 2007
Insurance	$146,455	$4,301,647	$1,028,785	$1,702,343	NM	$1,077,769	$201,703	$276,388	$1,717,548
Reinsurance	143,604	2,790,805	737,096	1,242,307	NM	566,401	278,828	81,059	1,184,388

Total	$290,059	$7,092,452	$1,765,881	$2,944,650	NM	$1,644,170	$480,531	$357,447	$2,901,936

December 31, 2006
Insurance	$125,001	$3,806,618	$1,011,490	$1,600,854	NM	$1,017,263	$175,740	$249,637	$1,652,056
Reinsurance	165,998	2,656,422	780,432	1,480,811	NM	773,286	368,171	53,533	1,365,362

Total	$290,999	$6,463,040	$1,791,922	$3,081,665	NM	$1,790,549	$543,911	$303,170	$3,017,418

(1)
The Company does not manage its assets by segment and, accordingly, net investment income is not allocated to each underwriting segment. See Note 3.

(2)
Certain other operating expenses relate to the Company's corporate and other segment (non-underwriting). Such amounts are not reflected in the table above. See Note 3.

SCHEDULE IV

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
REINSURANCE
(U.S. dollars in thousands)

	Gross Amount	Ceded to Other Companies(1)	Assumed From Other Companies(1)	Net Amount	Percentage of Amount Assumed to Net
Year Ended December 31, 2008
Premiums Written:
Insurance	$2,385,790	$(833,316)	$105,129	$1,657,603	6.3%
Reinsurance	17	(53,780)	1,201,886	1,148,123	104.7%

Total	$2,385,807	$(863,350)	$1,283,269	$2,805,726	45.7%

Year Ended December 31, 2007
Premiums Written:
Insurance	$2,563,011	$(942,754)	$97,291	$1,717,548	5.7%
Reinsurance	1,891	(333,257)	1,515,754	1,184,388	128.0%

Total	$2,564,902	$(1,238,207)	$1,575,241	$2,901,936	54.3%

Year Ended December 31, 2006
Premiums Written:
Insurance	$2,572,775	$(972,701)	$51,982	$1,652,056	3.1%
Reinsurance	161	(338,434)	1,703,635	1,365,362	124.8%

Total	$2,572,936	$(1,265,031)	$1,709,513	$3,017,418	56.7%

(1)
Certain amounts included in the gross premiums written of each segment are related to intersegment transactions and are included in the gross premiums written of each segment. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total. For 2008, 2007 and 2006, the insurance segment results include $1.9 million, $1.0 million and $1.0 million, respectively, of gross premiums written and assumed through intersegment transactions. For 2008, 2007 and 2006, the reinsurance segment results include $21.8 million, $36.8 million and $45.1 million, respectively, of gross premiums written and assumed through intersegment transactions. See Note 3.

SCHEDULE VI

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
SUPPLEMENTARY INFORMATION FOR PROPERTY AND CASUALTY INSURANCE UNDERWRITERS
(U.S. dollars in thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H		Column I	Column J	Column K
							Net Losses and Loss Adjustment Expenses Incurred Related to
		Reserves for Losses and Loss Adjustment Expenses	Discount, if any, deducted in Column C							Net Paid Losses and Loss Adjustment Expenses
									Amortization of Deferred Acquisition Costs
Affiliation with Registrant	Deferred Acquisition Costs, Net			Unearned Premiums	Net Premiums Earned	Net Investment Income(1)	(a) Current Year	(b) Prior Years			Net Premiums Written
Insurance
2008	$147,134	$4,818,219	$4,904	$946,461	$1,675,089	NM	$1,273,482	$(78,954)	$224,539	$739,976	$1,657,603
2007	146,455	4,301,647	2,081	1,028,785	1,702,343	NM	1,090,423	(12,654)	201,703	603,156	1,717,548
2006	125,001	3,806,618	—	1,011,490	1,600,854	NM	1,025,564	(8,301)	175,740	518,662	1,652,056
Reinsurance
2008	$148,058	$2,848,738	$—	$580,221	$1,170,365	NM	$885,432	$(231,216)	$265,970	$519,898	$1,148,123
2007	143,604	2,790,805	—	737,096	1,242,307	NM	739,108	(172,707)	278,828	514,257	1,184,388
2006	165,998	2,656,422	—	780,432	1,480,811	NM	841,780	(68,494)	368,171	471,772	1,365,362

(1)
The Company does not manage its assets by segment and, accordingly, net investment income is not allocated to each underwriting segment. See Note 3.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Memorandum of Association of Arch Capital Group Ltd. ("ACGL")(l)
3.2	Bye-Laws of ACGL(l)
3.3.1	Form of Amended and Restated Bye-law 45 and Bye-law 75(p)
3.3.2	Form of Amended and Restated Bye-law 20(r)
4.1.1	Certificate of Designations of Series A Non-Cumulative Preferred Shares(jj)
4.1.2	Certificate of Designations of Series B Non-Cumulative Preferred Shares(nn)
4.2.1	Specimen Common Share Certificate(n)
4.2.2	Specimen Series A Non-Cumulative Preferred Share Certificate(jj)
4.2.3	Specimen Series B Non-Cumulative Preferred Share Certificate(nn)
4.3	Shareholders Agreement, dated as of November 20, 2001, by and among ACGL and the shareholders party thereto, conformed to reflect amendments dated as of January 3, 2002, March 15, 2002 and September 16, 2002(u)
4.4	Subscription Agreement, dated as of October 24, 2001, by and among ACGL and the purchasers party thereto, conformed to reflect amendments dated as of November 20, 2001, January 3, 2002, March 15, 2002 and January 20, 2003 ("Subscription Agreement")(u)
4.5	Agreement, dated as of January 27, 2004, by and among ACGL and the parties thereto, relating to the Subscription Agreement(w)
4.6	Indenture and First Supplemental Indenture, dated as of May 4, 2004, between ACGL and JPMorgan Chase Bank, N.A. (formerly JPMorgan Chase Bank) ("JPMCB")(x)
10.1.1	Lease Agreement, dated as of September 26, 2002, between Arch Insurance Company ("Arch Insurance") and BFP One Liberty Plaza Co. LLC ("BFP") ("Lease")(u)
10.1.2	First Lease Modification Agreement, dated as of May 7, 2003, to the Lease(v)
10.1.3	Second Lease Modification Agreement, dated as of July 31, 2003, to the Lease(v)
10.1.4	Third Lease Modification Agreement, dated as of February 18, 2004, to the Lease(w)
10.1.5	Fourth Lease Modification Agreement, dated as of May 13, 2004, to the Lease(gg)
10.1.6	Fifth Lease Modification Agreement, dated as of December 15, 2005, to the Lease(kk)
10.1.7	Sixth Lease Modification Agreement, dated as of March 29, 2007, to the Lease(tt)
10.1.8	Sublease Agreement relating to the Lease between Arch Insurance and BFP, dated as of July 21, 2008 (filed herewith)
10.2	Lease Agreement, dated as of July 22, 2008, between M-C Plaza II & II L.L.C. and Arch Insurance (filed herewith)
10.3.1	ACGL 1995 Long Term Incentive and Share Award Plan ("1995 Stock Plan")(b)†
10.3.2	First Amendment to the 1995 Stock Plan(c)†
10.4	ACGL 1999 Long Term Incentive and Share Award Plan(g)†
10.5.1	ACGL Long Term Incentive Plan for New Employees ("2001 Plan")(q)†
10.5.2	First Amendment to the 2001 Plan (filed herewith)†
10.6.1	ACGL 2002 Long Term Incentive and Share Award Plan ("2002 Plan")(t)†
10.6.2	First Amendment to the 2002 Plan(v)†
10.6.3	Second Amendment to the 2002 Plan (filed herewith)†
10.7	Second Amended and Restated ACGL Incentive Compensation Plan (filed herewith)†
10.8	ACGL 2007 Long Term Incentive and Share Award Plan(pp)†
10.9.1	ACGL 2007 Employee Share Purchase Plan ("2007 ESPP")(pp)†
10.9.2	Amendment to ACGL 2007 ESPP, dated as of November 7, 2007(tt)†
10.10.1	Restricted Share Agreements with ACGL—Executive Officers of ACGL—September 19, 1995 grants(d)†
10.10.2	Restricted Share Agreements with ACGL—Marc Grandisson—October 23, 2001 grant(o), February 26, 2004 grant(bb), September 22, 2004 grant(y) and November 15, 2005 grant(kk) †

Exhibit Number	Description
10.10.3	Restricted Share Agreement with ACGL—W. Preston Hutchings—July 1, 2005(kk)†
10.10.4	Restricted Share Agreements with ACGL—Louis T. Petrillo—January 30, 2001 grant(o), February 20, 2003 grant(w) and September 22, 2004 grant(y)†
10.10.5	Restricted Share Agreements with ACGL—Constantine Iordanou—January 1, 2002 grants(p), February 26, 2004 grant(bb) and September 22, 2004 grant(y)†
10.10.6	Restricted Share Agreements with ACGL—John D. Vollaro—January 18, 2002 grant ("January Restricted Share Agreement")(s), February 20, 2003 grant(w), Amendment No. 1 to January Restricted Share Agreement(u) and September 22, 2004 grant(y)†
10.10.7	Restricted Share Agreement with ACGL substantially in the form signed by Constantine Iordanou, John D. Vollaro and Marc Grandisson—May 11, 2007 grant(tt)†
10.10.8	Restricted Share Agreement with ACGL substantially in the form signed by W. Preston Hutchings and Louis T. Petrillo—May 11, 2007 grant(tt)†
10.10.9	Restricted Share Unit Agreement, dated as of February 20, 2003, between ACGL and Constantine Iordanou(w) and Amendment to same, dated December 9, 2008 (filed herewith)†
10.10.10	Restricted Share Unit Agreement with ACGL substantially in the form signed by each of Constantine Iordanou, John D. Vollaro, Marc Grandisson, W. Preston Hutchings, Mark D. Lyons and Louis T. Petrillo(xx)†
10.10.11	Restricted Share Unit Agreement with ACGL—Mark D. Lyons—May 9, 2008(xx)†
10.10.12	Agreement, dated as of September 17, 2003, between ACGL and John D. Vollaro(w)†
10.10.13	Restricted Share Agreements with ACGL substantially in the form signed by the Non-Employee Directors of ACGL—2003 annual grants(aa), 2004 annual grants(z), 2005 annual grants(tt) and 2008 annual grants (filed herewith)†
10.10.14	Restricted Share Agreements with Constantine Iordanou, John D. Vollaro and Marc Grandisson—February 23, 2006(oo)†
10.10.15	Restricted Share Agreements with W. Preston Hutchings and Louis T. Petrillo—February 23, 2006(oo)†
10.11.1	Stock Option Agreements with ACGL—Executive Officers of ACGL—1995 and 1996 grants(d), 1997 and 1998 grants(f) and 2000 grants(m)†
10.11.2	Amendments to Stock Option Agreements with ACGL—Executive Officers and Directors of ACGL (dated May 5, 2000)(n)†
10.11.3	Stock Option Agreements with ACGL—Non-Employee Directors of ACGL—initial grants(f)(i), 1996 and 1997 annual grants(c), 1998 annual grants(e), 1999 annual grants(f), 2000 annual grants(i) and 2001 annual grants(n)†
10.11.4	Stock Option Agreements with ACGL—Louis T. Petrillo—January 30, 2001 grant(o), October 23, 2001 grant(o) and September 22, 2004 grant(y)(ee)†
10.11.5	Stock Option Agreements with ACGL—Marc Grandisson—October 23, 2001 grant(o), September 22, 2004 grant(y)(ee) and November 15, 2005(kk)†
10.11.6	Stock Option Agreement, dated July 1, 2005, between ACGL and W. Preston Hutchings(kk)†
10.11.7	Amended and Restated Stock Option Agreement, dated as of October 23, 2001, between ACGL and Paul Ingrey(u)†
10.11.8	Stock Option Agreements with ACGL—John M. Pasquesi—October 23, 2001 grants(p)†
10.11.9	Stock Option Agreements with ACGL—Constantine Iordanou—January 1, 2002 grant(p) and September 22, 2004 grant(y)(ff)†
10.11.10	Stock Option Agreements with ACGL—John D. Vollaro—January 18, 2002 grant(s) and September 22, 2004 grant(y)(ff)†
10.11.11	Stock Option Agreements with Constantine Iordanou, John D. Vollaro and Marc Grandisson—February 23, 2006(oo)†
10.11.12	Stock Option Agreements with W. Preston Hutchings and Louis T. Petrillo(oo)†

Exhibit Number	Description
10.12.1	Share Appreciation Right Agreement with ACGL substantially in the form signed by Louis T. Petrillo and W. Preston Hutchings—May 11, 2007 grant(tt)†
10.12.2	Share Appreciation Right Agreement with ACGL substantially in the form signed by Constantine Iordanou, John D. Vollaro and Marc Grandisson—May 11, 2007 grant(tt)†
10.12.3	Share Appreciation Right Agreement with ACGL substantially in the form signed by each of Constantine Iordanou, John D. Vollaro, Marc Grandisson, W. Preston Hutchings, Mark D. Lyons and Louis T. Petrillo—May 9, 2008 grant(xx)
10.13	Employment and Change in Control Agreement, dated as of May 5, 2000, between ACGL and Louis T. Petrillo(k) and Amendment to Change in Control Agreement, dated as of December 31, 2008 (filed herewith) †
10.14	Employment Agreement, dated as of October 23, 2001, among ACGL, Arch Re Bermuda and Marc Grandisson(p), First Amendment to same, dated as of November 16, 2005(kk) and Second Amendment to same, dated as of November 24, 2008 (filed herewith)†
10.15	Employment Letter Agreement, dated as of May 29, 2005, between ACGL and W. Preston Hutchings(hh) and Amendment to same, dated as of May 21, 2008(vv)†
10.16	Employment Agreement, dated as of November 28, 2007 between ACGL and Constantine Iordanou(rr) and Amendment to same, dated as of December 31, 2008 (filed herewith)†
10.17	Employment Agreement, dated as of October 27, 2008, between ACGL and John D. Vollaro(ww)†
10.18	Agreement, dated as of September 6, 2005, between ACGL and Robert Clements(ii)
10.19	Employment Agreement, dated as of December 2, 2008, between ACGL and Paul Ingrey (filed herewith)†
10.20	Employment Agreement, dated as of October 22, 2008, between ACGL and John C.R. Hele(ww)†
10.21	Employment Agreement, dated as of August 1, 2006, between Arch Insurance Group Inc. and Mark D. Lyons (filed herewith) and Amendment to same, dated as of November 24, 2008 (filed herewith)†
10.22	Assumption of Change in Control Agreements(n)†
10.23	ACGL 1995 Employee Stock Purchase Plan(a)†
10.24	Arch Capital Group (U.S.) Inc. ("Arch U.S.") Executive Supplemental Non-Qualified Savings and Retirement Plan (filed herewith)†
10.25	Asset Purchase Agreement, dated as of January 10, 2000, by and among Arch U.S., Folksamerica Holding Company, Inc. ("FHC") and Folksamerica(h)
10.26	Transfer and Assumption Agreement, dated May 5, 2000, between Arch Reinsurance Company (formerly Risk Capital Reinsurance Company) ("Arch Re U.S.") and Folksamerica(j)
10.27	Escrow Agreement, dated December 28, 2000, by and among ACGL, FHC, Folksamerica and the Escrow Agent(n)
10.28	Agreement, dated May 5, 2000, by and among Arch U.S., Arch Re U.S., FHC and Folksamerica regarding Aviation Business(l)
10.29	Agreement and Plan of Merger, dated as of September 25, 2000, by and among Arch U.S., ACGL, The Arch Purpose Trust and Arch Merger Corp.(l)
10.30	Agreement, dated November 20, 2001, by and among ACGL, Warburg Pincus Private Equity VIII, L.P., Warburg Pincus International Partners, L.P., Warburg Pincus Netherlands International Partners I, C.V., Warburg Pincus Netherlands International II, C.V. and HFCP IV (Bermuda), L.P. (collectively, the "Original Signatories") and Orbital Holdings, Ltd.(p)
10.31	Agreement, dated November 20, 2001, by and among ACGL, the Original Signatories and Insurance Private Equity Investors, L.L.C.(p)

Exhibit Number	Description
10.32	Agreement, dated November 20, 2001, by and among ACGL, the Original Signatories and Farallon Capital Partners, L.P., Farallon Capital Institutional Partners II, L.P., Farallon Capital Institutional Partners III, L.P. and RR Capital Partners, L.P.(p)
10.33	Agreement, dated as of November 8, 2001, by and among ACGL, the Original Signatories, Trident, Trident II, L.P., Marsh & McLennan Risk Capital Holdings, Ltd., Marsh & McLennan Capital Professionals Fund, L.P. and Marsh & McLennan Employees' Securities Company, L.P.(o)
10.34	Management Subscription Agreement, dated as of October 24, 2001, between ACGL and certain members of management(o)
10.35.1	Second Amended and Restated Credit Agreement, dated as of August 30, 2006 ("Second Amended and Restated Credit Agreement"), by and among ACGL, Arch U.S., Arch Reinsurance Ltd. ("Arch Re Bermuda"), Arch Reinsurance Company, Arch Insurance Company, Arch Specialty Insurance Company, Arch Excess & Surplus Insurance Company, Western Diversified Casualty Insurance Company and Arch Insurance Company (Europe) Limited, with Barclays Bank Plc, The Bank of New York, Calyon, New York Branch, Citibank, N.A., ING Bank N.V., London Branch, Lloyd's TSB Bank plc, and Wachovia Bank, N.A., as documentation agents, Bank of America, N.A., as syndication agent, JPMCB, as administrative agent, and the lenders named therein(mm)
10.35.2	First Amendment to the Second Amended and Restated Credit Agreement, dated as of October 1, 2007(qq)
10.36	Letter of Credit and Reimbursement Agreement, dated as of December 12, 2007, Arch Re Bermuda, Lloyds TSB Bank plc, as agent ("Lloyds TSB"), Lloyds TSB, ING Bank N.V., London Branch, and Barclays Bank plc, as original lenders, and Lloyds TSB as mandated lead arranger(ss)
10.37.1	Stock Purchase Agreement, dated as of May 13, 2004, by and among Protective Underwriting Services, Inc. ("Protective"), Arch Capital Holdings Ltd. ("Arch Capital Holdings") and ACGL, as amended by Amendment No. 1, dated as of July 9, 2004, Amendment No. 2, dated as of July 13, 2004, Amendment No. 3, dated as of July 16, 2004 and Amendment No. 4, dated as of July 28, 2004(bb)
10.37.2	Waiver Letter Agreement related to the Stock Purchase Agreement, dated as of October 5, 2004, signed by Arch Capital Holdings, ACGL and Protective(cc)
10.38	Joint Venture Agreement, dated as of January 22, 2008, between Gulf Investment Corporation GSC and Arch Reinsurance Ltd. relating to Gulf Holdings Limited(uu)(yy)
12	Statement regarding computation of ratios (filed herewith)
21	Subsidiaries of Registrant (filed herewith)
23	Consent of PricewaterhouseCoopers LLP (filed herewith)
24	Power of Attorney (filed herewith)
25	Form T-1 Statement of Eligibility of Trustee(dd)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

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

(q)
Filed as an exhibit to our Registration Statement on Form S-8 (No. 333-72182), as filed with the SEC on January 8, 2002, and incorporated by reference.

(r)
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

(u)
Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the SEC on March 31, 2003, and incorporated by reference.

(v)
Filed as an exhibit to our Report on Form 10-Q for the period ended September 30, 2003, as filed with the SEC on November 12, 2003, and incorporated by reference.

(w)
Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the SEC on March 10, 2004, and incorporated by reference.

(x)
Filed as an exhibit to our Report on Form 8-K, as filed with the SEC on May 7, 2004, and incorporated by reference.

(y)
Form of agreement filed as an exhibit to our Report on Form 8-K, as filed with the SEC on September 28, 2004, and incorporated by reference.

(z)
Filed as an exhibit to our Report on Form 8-K, as filed with the SEC on October 6, 2004, and incorporated by reference.

(aa)
Filed as an exhibit to our Report on Form 10-Q for the period ended March 31, 2004, as filed with the SEC on May 10, 2004, and incorporated by reference.

(bb)
Filed as an exhibit to our Report on Form 10-Q for the period ended June 30, 2004, as filed with the SEC on August 9, 2004, and incorporated by reference.

(cc)
Filed as an exhibit to our Report on Form 8-K, as filed with the SEC on October 8, 2004, and incorporated by reference.

(dd)
Filed as an exhibit to our Report on Form 8-K, as filed with the SEC on May 3, 2004, and incorporated by reference.

(ee)
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

(kk)
Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the SEC on March 13, 2006, and incorporated by reference.

(ll)
Filed as an exhibit to our Report on Form 10-Q for the period ended March 31, 2006, as filed with the SEC on May 8, 2006, and incorporated by reference.

(mm)
 Filed as an exhibit to our Report on Form 8-K, as filed with the SEC on August 31, 2006, and incorporated by reference.

(nn)
Filed as an exhibit to our Report on Form 8-K, as filed with the SEC on May 24, 2006, and incorporated by reference.

(oo)
Filed as an exhibit to our Report on Form 10-Q for the period ending September 30, 2006, as filed with the SEC on November 9, 2006.

(pp)
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

(tt)
Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC on February 29, 2008, and incorporated by reference.

(uu)
Filed as an exhibit to our Report on Form 10-Q for the period ending March 31, 2008, as filed with the SEC on May 8, 2008.

(vv)
Filed as an exhibit to our Report on Form 10-Q for the period ending June 30, 2008, as filed with the SEC on August 8, 2008.

(ww)
Filed as an exhibit to our Report on Form 8-K, as filed with the SEC on October 28, 2008, and incorporated by reference.

(xx)
Filed as an exhibit to our Report on Form 10-Q for the period ending September 30, 2008, as filed with the SEC on November 10, 2008.

(yy)
Pursuant to 17 CFR 240.24 b-2, confidential information has been omitted and filed separately with the SEC.

†
Management contract or compensatory plan or arrangement.