Form 10-Q
period 2009-03-31
ARCH CAPITAL GROUP LTD.
filed 2009-05-11
CIK 947484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  001-26456

ARCH CAPITAL GROUP LTD.

(Exact name of registrant as specified in its charter)

Bermuda

(State or other jurisdiction of incorporation or organization)

Not Applicable

(I.R.S. Employer Identification No.)

Wessex House, 45 Reid Street

Hamilton HM 12, Bermuda

(Address of principal executive offices)

(441) 278-9250

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common shares as of the latest practicable date.

Class	Outstanding at April 30, 2009
Common Shares, $0.01 par value	60,555,269

ARCH CAPITAL GROUP LTD.

See Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Arch Capital Group Ltd.:

We have reviewed the accompanying consolidated balance sheets of Arch Capital Group Ltd. and its subsidiaries (the “Company”) as of March 31, 2009, and the related consolidated statements of income, changes in shareholders’ equity, comprehensive income and cash flows for each of the three-month periods ended March 31, 2009 and March 31, 2008. These interim financial statements are the responsibility of the Company’s management.

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

As discussed in Note 7 to the consolidated financial statements, the Company changed the manner in which it accounts for other-than-temporary impairment losses in 2009.

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2008, and the related consolidated statements of income, changes in shareholders’ equity, comprehensive income and of cash flows for the year then ended (not presented herein), and in our report dated March 2, 2009, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2008, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

New York, New York

May 11, 2009

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share data)

	(Unaudited)
	March 31,	December 31,
	2009	2008

Assets
Investments:
Fixed maturities available for sale, at market value (amortized cost: 2009, $8,735,769; 2008, $8,314,615)	$8,540,653	$8,122,221
Short-term investments available for sale, at market value (amortized cost: 2009, $749,178; 2008, $478,088)	749,708	479,586
Investment of funds received under securities lending agreements, at market value (amortized cost: 2009, $571,102; 2008, $750,330)	550,821	730,194
Other investments (cost: 2009, $114,779; 2008, $125,858)	104,988	109,601
Investment funds accounted for using the equity method	293,452	301,027
Total investments	10,239,622	9,742,629

Cash	244,037	251,739
Accrued investment income	65,365	78,052
Investment in joint venture (cost: $100,000)	101,143	98,341
Fixed maturities and short-term investments pledged under securities lending agreements, at market value	559,691	728,065
Premiums receivable	720,724	628,951
Unpaid losses and loss adjustment expenses recoverable	1,710,781	1,729,135
Paid losses and loss adjustment expenses recoverable	76,312	63,294
Prepaid reinsurance premiums	274,578	303,707
Deferred income tax assets, net	62,210	60,192
Deferred acquisition costs, net	313,973	295,192
Receivable for securities sold	1,191,896	105,073
Other assets	531,955	532,175
Total Assets	$16,092,287	$14,616,545

Liabilities
Reserve for losses and loss adjustment expenses	$7,709,317	$7,666,957
Unearned premiums	1,617,431	1,526,682
Reinsurance balances payable	146,981	138,509
Senior notes	300,000	300,000
Revolving credit agreement borrowings	100,000	100,000
Securities lending payable	574,337	753,528
Payable for securities purchased	1,433,732	123,309
Other liabilities	580,093	574,595
Total Liabilities	12,461,891	11,183,580

Commitments and Contingencies

Shareholders’ Equity
Non-cumulative preferred shares ($0.01 par value, 50,000,000 shares authorized, issued: 13,000,000)	130	130
Common shares ($0.01 par value, 200,000,000 shares authorized, issued: 2009, 60,532,222; 2008, 60,511,974)	605	605
Additional paid-in capital	996,417	994,585
Retained earnings	2,894,577	2,693,239
Accumulated other comprehensive income (loss), net of deferred income tax	(261,333)	(255,594)
Total Shareholders’ Equity	3,630,396	3,432,965
Total Liabilities and Shareholders’ Equity	$16,092,287	$14,616,545

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(U.S. dollars in thousands, except share data)

	(Unaudited)
	Three Months Ended
	March 31,
	2009	2008

Revenues
Net premiums written	$822,863	$811,342
Increase in unearned premiums	(122,299)	(103,108)
Net premiums earned	700,564	708,234
Net investment income	95,882	122,193
Net realized gains (losses)	(5,164)	48,686

Total other-than-temporary impairment losses	(92,989)	(12,711)
Portion of loss recognized in other comprehensive income (loss), before taxes	56,855	—
Net impairment losses recognized in earnings	(36,134)	(12,711)

Fee income	925	1,068
Equity in net income (loss) of investment funds accounted for using the equity method	(9,581)	(22,313)
Other income	3,951	4,036
Total revenues	750,443	849,193

Expenses
Losses and loss adjustment expenses	400,542	404,417
Acquisition expenses	126,458	114,639
Other operating expenses	87,116	97,187
Interest expense	5,712	5,524
Net foreign exchange (gains) losses	(25,205)	23,587
Total expenses	594,623	645,354

Income before income taxes	155,820	203,839

Income tax expense	9,490	7,956

Net income	146,330	195,883

Preferred dividends	6,461	6,461

Net income available to common shareholders	$139,869	$189,422

Net income per common share
Basic	$2.32	$2.90
Diluted	$2.24	$2.78

Weighted average common shares and common share equivalents outstanding
Basic	60,313,550	65,295,516
Diluted	62,559,969	68,019,413

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(U.S. dollars in thousands)

	(Unaudited)
	Three Months Ended
	March 31,
	2009	2008

Non-Cumulative Preferred Shares
Balance at beginning and end of period	$130	$130

Common Shares
Balance at beginning of year	605	673
Common shares issued, net	0	0
Purchases of common shares under share repurchase program	(0)	(27)
Balance at end of period	605	646

Additional Paid-in Capital
Balance at beginning of year	994,585	1,451,667
Common shares issued	0	0
Exercise of stock options	528	3,749
Common shares retired	(3,760)	(190,278)
Amortization of share-based compensation	4,318	4,600
Other	746	83
Balance at end of period	996,417	1,269,821

Retained Earnings
Balance at beginning of year	2,693,239	2,428,117
Cumulative effect of change in accounting principle, adoption of FSP FAS 115-2/124-2 (1)	61,469	—
Balance at beginning of year, as adjusted	2,754,708	2,428,117
Dividends declared on preferred shares	(6,461)	(6,461)
Net income	146,330	195,883
Balance at end of period	2,894,577	2,617,539

Accumulated Other Comprehensive Income (Loss)
Balance at beginning of year	(255,594)	155,224
Cumulative effect of change in accounting principle, adoption of FSP FAS 115-2/124-2 (1)	(61,469)	—
Balance at beginning of year, as adjusted	(317,063)	155,224
Change in unrealized appreciation (decline) in value of investments, net of deferred income tax	114,844	(37,577)
Portion of other-than-temporary impairment losses recognized in other comprehensive income, net of deferred income tax	(56,855)	—
Foreign currency translation adjustments, net of deferred income tax	(2,259)	(1,239)
Balance at end of period	(261,333)	116,408

Total Shareholders’ Equity	$3,630,396	$4,004,544

(1)          FASB Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2/124-2”)

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(U.S. dollars in thousands)

	(Unaudited)
	Three Months Ended
	March 31,
	2009	2008
Comprehensive Income
Net income	$146,330	$195,883
Other comprehensive income (loss), net of deferred income tax
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	58,324	12,707
Portion of other-than-temporary impairment losses recognized in other comprehensive income, net of deferred income tax	(56,855)	—
Reclassification of net realized (gains) losses, net of income taxes, included in net income	56,520	(50,284)
Foreign currency translation adjustments	(2,259)	(1,239)
Other comprehensive income (loss)	55,730	(38,816)
Comprehensive Income	$202,060	$157,067

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	(Unaudited)
	Three Months Ended
	March 31,
	2009	2008
Operating Activities
Net income	$146,330	$195,883
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized (gains) losses	5,620	(46,502)
Net impairment losses recognized in earnings	36,134	12,711
Equity in net (income) loss of investment funds accounted for using the equity method and other income	10,428	18,277
Share-based compensation	4,318	4,600
Changes in:
Reserve for losses and loss adjustment expenses, net of unpaid losses and loss adjustment expenses recoverable	83,763	182,498
Unearned premiums, net of prepaid reinsurance premiums	120,867	105,497
Premiums receivable	(94,777)	(148,197)
Deferred acquisition costs, net	(18,933)	(21,319)
Reinsurance balances payable	11,278	19,677
Other liabilities	2,802	40,490
Other items, net	(13,027)	(29,070)
Net Cash Provided By Operating Activities	294,803	334,545

Investing Activities
Purchases of fixed maturity investments	(3,632,350)	(3,772,652)
Proceeds from sales of fixed maturity investments	3,377,680	3,523,338
Proceeds from redemptions and maturities of fixed maturity investments	168,758	136,932
Purchases of other investments	(22,670)	(146,815)
Proceeds from sales of other investments	24,027	65,226
Net (purchases) sales of short-term investments	(204,924)	74,201
Change in investment of securities lending collateral	179,191	274,855
Purchases of furniture, equipment and other assets	(7,647)	(3,045)
Net Cash Provided By (Used For) Investing Activities	(117,935)	152,040

Financing Activities
Purchases of common shares under share repurchase program	(1,552)	(189,843)
Proceeds from common shares issued, net	(1,688)	2,540
Change in securities lending collateral	(179,191)	(274,855)
Excess tax benefits from share-based compensation	742	660
Preferred dividends paid	(6,461)	(6,461)
Net Cash Used For Financing Activities	(188,150)	(467,959)

Effects of exchange rate changes on foreign currency cash	3,580	139
Increase (decrease) in cash	(7,702)	18,765
Cash beginning of year	251,739	239,915
Cash end of period	$244,037	$258,680

Income taxes paid, net	$2,231	$2,510
Interest paid	$184	—

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted; however, management believes that the disclosures are adequate to make the information presented not misleading. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, including the Company’s audited consolidated financial statements and related notes and the section entitled “Risk Factors.”

To facilitate period-to-period comparisons, certain amounts in the 2008 consolidated financial statements have been reclassified to conform to the 2009 presentation. Such reclassifications had no effect on the Company’s consolidated net income. Additionally, the Company adopted FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” effective for its interim period ending March 31, 2009. See note 7, “Investment Information—Other-Than-Temporary Impairments” for further details.

2.      Share Transactions

Share Repurchases

The board of directors of ACGL has authorized the investment of up to $1.5 billion in ACGL’s common shares through a share repurchase program. Repurchases under the program may be effected from time to time in open market or privately negotiated transactions through February 2010. In March 2009, ACGL repurchased $1.6 million of common shares through the share repurchase program. Since the inception of the share repurchase program through March 31, 2009, ACGL has repurchased 15.3 million common shares for an aggregate purchase price of $1.05 billion. As a result of the share repurchase transactions to date, weighted average shares outstanding were reduced by 15.3 million for the 2009 first quarter, compared to 9.4 million shares for the 2008 first quarter.

At March 31, 2009, $448.3 million of repurchases were available under the share repurchase program. The timing and amount of the repurchase transactions under this program will depend on a variety of factors, including market conditions and corporate and regulatory considerations. In connection with the share repurchase program, the Warburg Pincus funds waived their rights relating to share repurchases under its shareholders agreement with ACGL for all repurchases of common shares by ACGL under the share repurchase program in open market transactions and certain privately negotiated transactions.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Non-Cumulative Preferred Shares

During 2006, ACGL completed two public offerings of non-cumulative preferred shares (“Preferred Shares”). On February 1, 2006, $200.0 million principal amount of 8.0% series A non-cumulative preferred shares (“Series A Preferred Shares”) were issued with net proceeds of $193.5 million and, on May 24, 2006, $125.0 million principal amount of 7.875% series B non-cumulative preferred shares (“Series B Preferred Shares”) were issued with net proceeds of $120.9 million. The net proceeds of the offerings were used to support the underwriting activities of ACGL’s insurance and reinsurance subsidiaries. ACGL has the right to redeem all or a portion of each series of Preferred Shares at a redemption price of $25.00 per share on or after (1) February 1, 2011 for the Series A Preferred Shares and (2) May 15, 2011 for the Series B Preferred Shares. Dividends on the Preferred Shares are non-cumulative. Consequently, in the event dividends are not declared on the Preferred Shares for any dividend period, holders of Preferred Shares will not be entitled to receive a dividend for such period, and such undeclared dividend will not accrue and will not be payable. Holders of Preferred Shares will be entitled to receive dividend payments only when, as and if declared by ACGL’s board of directors or a duly authorized committee of the board of directors. Any such dividends will be payable from the date of original issue on a non-cumulative basis, quarterly in arrears. To the extent declared, these dividends will accumulate, with respect to each dividend period, in an amount per share equal to 8.0% of the $25.00 liquidation preference per annum for the Series A Preferred Shares and 7.875% of the $25.00 liquidation preference per annum for the Series B Preferred Shares. At March 31, 2009, the Company had declared an aggregate of $3.3 million of dividends to be paid to holders of the Preferred Shares.

3.      Debt and Financing Arrangements

Senior Notes

On May 4, 2004, ACGL completed a public offering of $300 million principal amount of 7.35% senior notes (“Senior Notes”) due May 1, 2034 and received net proceeds of $296.4 million. ACGL used $200 million of the net proceeds to repay all amounts outstanding under a revolving credit agreement. The Senior Notes are ACGL’s senior unsecured obligations and rank equally with all of its existing and future senior unsecured indebtedness. Interest payments on the Senior Notes are due on May 1st and November 1st of each year. ACGL may redeem the Senior Notes at any time and from time to time, in whole or in part, at a “make-whole” redemption price. For the 2009 and 2008 first quarters, interest expense on the Senior Notes was $5.5 million. The market value of the Senior Notes at March 31, 2009 and December 31, 2008 was $193.4 million and $246.1 million, respectively.

Letter of Credit and Revolving Credit Facilities

As of March 31, 2009, the Company had a $300 million unsecured revolving loan and letter of credit facility and a $1.0 billion secured letter of credit facility (the “Credit Agreement”). Under the terms of the agreement, Arch Reinsurance Company (“Arch Re U.S.”) is limited to issuing $100 million of unsecured letters of credit as part of the $300 million unsecured revolving loan. Borrowings of revolving loans may be made by ACGL and Arch Re U.S. at a variable rate based on LIBOR or an alternative base rate at the option of the Company. Secured letters of credit are available for issuance on behalf of the Company’s insurance and reinsurance subsidiaries. Issuance of letters of credit and borrowings under the Credit Agreement are subject to the Company’s compliance with certain covenants and conditions, including absence of a material adverse change. These covenants require, among other things, that the Company maintain a debt to total capital ratio of not greater than 0.35 to 1 and shareholders’ equity in excess of $1.95 billion plus 25% of future aggregate net income for each quarterly period (not including any future net losses) beginning after June 30, 2006 and 25% of future aggregate proceeds from the issuance of common or preferred equity and that the Company’s principal insurance and reinsurance subsidiaries maintain at least a “B++” rating from A.M. Best. In addition, certain of the Company’s subsidiaries which are party to the Credit Agreement are required to maintain minimum

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

shareholders’ equity levels. The Company was in compliance with all covenants contained in the Credit Agreement at March 31, 2009. The Credit Agreement expires on August 30, 2011.

Including the secured letter of credit portion of the Credit Agreement and another letter of credit facility (together, the “LOC Facilities”), the Company has access to letter of credit facilities for up to a total of $1.45 billion. The principal purpose of the LOC Facilities is to issue, as required, evergreen standby letters of credit in favor of primary insurance or reinsurance counterparties with which the Company has entered into reinsurance arrangements to ensure that such counterparties are permitted to take credit for reinsurance obtained from the Company’s reinsurance subsidiaries in United States jurisdictions where such subsidiaries are not licensed or otherwise admitted as an insurer, as required under insurance regulations in the United States, and to comply with requirements of Lloyd’s of London in connection with qualifying quota share and other arrangements. The amount of letters of credit issued is driven by, among other things, the timing and payment of catastrophe losses, loss development of existing reserves, the payment pattern of such reserves, the further expansion of the Company’s business and the loss experience of such business. When issued, certain letters of credit are secured by a portion of the Company’s investment portfolio. In addition, the LOC Facilities also require the maintenance of certain covenants, which the Company was in compliance with at March 31, 2009. At such date, the Company had $585.7 million in outstanding letters of credit under the LOC Facilities, which were secured by investments totaling $700.0 million. In May 2008, the Company borrowed $100.0 million under the Credit Agreement at a Company-selected variable interest rate that is based on 1 month, 3 month or 6 month reset option terms and their corresponding term LIBOR rates plus 27.5 basis points. The proceeds from such borrowings, which are repayable in August 2011, were contributed to Arch Reinsurance Ltd. (“Arch Re Bermuda”) and used to fund the investment in Gulf Re (see Note 6).

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

The insurance segment consists of the Company’s insurance underwriting subsidiaries which primarily write on both an admitted and non-admitted basis. The insurance segment consists of eleven product lines: casualty; construction; executive assurance; healthcare; national accounts casualty; professional liability; programs; property, energy marine and aviation; surety; travel and accident; and other (consisting of excess workers’ compensation and employers’ liability business and lender products).

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Corporate and other (non-underwriting) includes net investment income, other fee income, net of related expenses, other income (loss), other expenses incurred by the Company, interest expense, net realized gains or losses, net impairment losses recognized in earnings, equity in net income (loss) of investment funds accounted for using the equity method, net foreign exchange gains or losses and income taxes. In addition, corporate and other results include dividends on the Company’s non-cumulative preferred shares.

The following tables set forth an analysis of the Company’s underwriting income by segment, together with a reconciliation of underwriting income to net income available to common shareholders:

	Three Months Ended
	March 31, 2009
(U.S. dollars in thousands)	Insurance	Reinsurance	Total

Gross premiums written (1)	$638,409	$390,129	$1,024,971
Net premiums written (1)	441,586	381,277	822,863

Net premiums earned (1)	$401,097	$299,467	$700,564
Fee income	870	55	925
Losses and loss adjustment expenses	(270,015)	(130,527)	(400,542)
Acquisition expenses, net	(57,623)	(68,835)	(126,458)
Other operating expenses	(62,908)	(18,192)	(81,100)
Underwriting income	$11,421	$81,968	93,389

Net investment income			95,882
Net realized losses			(5,164)
Net impairment losses recognized in earnings			(36,134)
Equity in net income (loss) of investment funds accounted for using the equity method			(9,581)
Other income			3,951
Other expenses			(6,016)
Interest expense			(5,712)
Net foreign exchange gains			25,205
Income before income taxes			155,820
Income tax expense			(9,490)

Net income			146,330
Preferred dividends			(6,461)
Net income available to common shareholders			$139,869

Underwriting Ratios
Loss ratio	67.3%	43.6%	57.2%
Acquisition expense ratio (2)	14.1%	23.0%	17.9%
Other operating expense ratio	15.7%	6.1%	11.6%
Combined ratio	97.1%	72.7%	86.7%

(1)

Certain amounts included in the gross premiums written of each segment are related to intersegment transactions. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total. The insurance segment and reinsurance segment results include $0.1 million and $3.5 million, respectively, of gross and net premiums written and $0.5 million and $4.7 million, respectively, of net premiums earned assumed through intersegment transactions.

(2)	The acquisition expense ratio is adjusted to include policy-related fee income.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended
	March 31, 2008
(U.S. dollars in thousands)	Insurance	Reinsurance	Total

Gross premiums written (1)	$626,348	$433,827	$1,053,152
Net premiums written (1)	402,764	408,578	811,342

Net premiums earned (1)	$419,100	$289,134	$708,234
Fee income	882	186	1,068
Losses and loss adjustment expenses	(287,303)	(117,114)	(404,417)
Acquisition expenses, net	(51,889)	(62,750)	(114,639)
Other operating expenses	(73,637)	(18,238)	(91,875)
Underwriting income	$7,153	$91,218	98,371

Net investment income			122,193
Net realized gains			48,686
Net impairment losses recognized in earnings			(12,711)
Equity in net income (loss) of investment funds accounted for using the equity method			(22,313)
Other income			4,036
Other expenses			(5,312)
Interest expense			(5,524)
Net foreign exchange losses			(23,587)
Income before income taxes			203,839
Income tax expense			(7,956)

Net income			195,883
Preferred dividends			(6,461)
Net income available to common shareholders			$189,422

Underwriting Ratios
Loss ratio	68.6%	40.5%	57.1%
Acquisition expense ratio (2)	12.2%	21.7%	16.1%
Other operating expense ratio	17.6%	6.3%	13.0%
Combined ratio	98.4%	68.5%	86.2%

(1)

Certain amounts included in the gross premiums written of each segment are related to intersegment transactions. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total. The insurance segment and reinsurance segment results include nil and $7.0 million, respectively, of gross and net premiums written and $0.1 million and $8.7 million, respectively, of net premiums earned assumed through intersegment transactions.

(2)	The acquisition expense ratio is adjusted to include certain fee income.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Set forth below is summary information regarding net premiums written and earned by major line of business and net premiums written by client location for the insurance segment:

	Three Months Ended
	March 31,
	2009		2008
INSURANCE SEGMENT (U.S. dollars in thousands)	Amount	% of Total	Amount	% of Total

Net premiums written (1)
Property, energy, marine and aviation	$106,029	24.0	$97,237	24.1
Programs	74,807	16.9	54,583	13.6
Professional liability	52,008	11.8	54,081	13.4
Executive assurance	50,079	11.3	42,169	10.5
Construction	36,571	8.3	39,480	9.8
Casualty	26,539	6.0	28,543	7.1
National accounts casualty	24,227	5.5	13,055	3.2
Travel and accident	17,534	4.0	16,653	4.1
Surety	11,358	2.6	10,867	2.7
Healthcare	11,219	2.5	10,997	2.7
Other (2)	31,215	7.1	35,099	8.8
Total	$441,586	100.0	$402,764	100.0

Net premiums earned (1)
Property, energy, marine and aviation	$73,840	18.4	$84,458	20.2
Programs	66,669	16.6	56,987	13.6
Professional liability	58,234	14.5	68,810	16.4
Executive assurance	47,816	11.9	44,408	10.6
Construction	40,420	10.1	42,717	10.2
Casualty	32,698	8.2	42,306	10.1
National accounts casualty	14,439	3.6	7,923	1.9
Travel and accident	13,156	3.3	15,485	3.7
Surety	13,391	3.3	13,499	3.2
Healthcare	10,928	2.7	13,445	3.2
Other (2)	29,506	7.4	29,062	6.9
Total	$401,097	100.0	$419,100	100.0

Net premiums written by client location (1)
United States	$317,044	71.8	$279,255	69.3
Europe	92,396	20.9	86,300	21.4
Other	32,146	7.3	37,209	9.3
Total	$441,586	100.0	$402,764	100.0

Net premiums written by underwriting location (1)
United States	$320,829	72.7	$287,208	71.3
Europe	105,313	23.8	102,012	25.3
Other	15,444	3.5	13,544	3.4
Total	$441,586	100.0	$402,764	100.0

(1)

Insurance segment results include premiums written and earned assumed through intersegment transactions of $0.1 million and $0.5 million, respectively, for the 2009 first quarter and premiums written and earned assumed of nil and $0.1 million, respectively, for the 2008 first quarter. Insurance segment results exclude premiums written and earned ceded through intersegment transactions of $3.5 million and $4.7 million, respectively, for the 2009 first quarter and $7.0 million and $8.7 million, respectively, for the 2008 first quarter.

(2)	Includes excess workers’ compensation and employers’ liability business and lender products.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table sets forth the reinsurance segment’s net premiums written and earned by major line of business and type of business, together with net premiums written by client location:

	Three Months Ended
	March 31,
REINSURANCE SEGMENT	2009		2008
(U.S. dollars in thousands)	Amount	% of Total	Amount	% of Total

Net premiums written (1)
Property excluding property catastrophe (2)	$119,088	31.2	$95,922	23.5
Casualty (3)	99,432	26.1	105,987	25.9
Property catastrophe	91,903	24.1	106,224	26.0
Other specialty	40,712	10.7	75,680	18.5
Marine and aviation	28,523	7.5	22,164	5.4
Other	1,619	0.4	2,601	0.7
Total	$381,277	100.0	$408,578	100.0

Net premiums earned (1)
Property excluding property catastrophe (2)	$96,231	32.1	$63,341	21.9
Casualty (3)	85,946	28.7	107,648	37.2
Property catastrophe	58,601	19.6	50,281	17.4
Other specialty	33,450	11.2	38,484	13.3
Marine and aviation	24,830	8.3	27,431	9.5
Other	409	0.1	1,949	0.7
Total	$299,467	100.0	$289,134	100.0

Net premiums written (1)
Pro rata	$181,222	47.5	$215,419	52.7
Excess of loss	200,055	52.5	193,159	47.3
Total	$381,277	100.0	$408,578	100.0

Net premiums earned (1)
Pro rata	$194,518	65.0	$192,076	66.4
Excess of loss	104,949	35.0	97,058	33.6
Total	$299,467	100.0	$289,134	100.0

Net premiums written by client location (1)
United States	$229,968	60.3	$217,179	53.2
Europe	101,501	26.6	143,920	35.2
Bermuda	37,567	9.9	34,060	8.3
Other	12,241	3.2	13,419	3.3
Total	$381,277	100.0	$408,578	100.0

Net premiums written by underwriting location (1)
Bermuda	$195,600	51.3	$220,669	54.0
United States	146,193	38.3	154,480	37.8
Other	39,484	10.4	33,429	8.2
Total	$381,277	100.0	$408,578	100.0

(1)

Reinsurance segment results include premiums written and earned assumed through intersegment transactions of $3.5 million and $4.7 million, respectively, for the 2009 first quarter and $7.0 million and $8.7 million, respectively, for the 2008 first quarter. Reinsurance segment results exclude premiums written and earned ceded through intersegment transactions of $0.1 million and $0.5 million, respectively, for the 2009 first quarter and premiums written and earned ceded of nil and $0.1 million, respectively, for the 2008 first quarter.

(2)	Includes facultative business.
(3)	Includes professional liability, executive assurance and healthcare business.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.      Reinsurance

In the normal course of business, the Company’s insurance subsidiaries cede a substantial portion of their premium through pro rata and excess of loss reinsurance agreements on a treaty or facultative basis. The Company’s reinsurance subsidiaries participate in “common account” retrocessional arrangements for certain pro rata treaties. Such arrangements reduce the effect of individual or aggregate losses to all companies participating on such treaties, including the reinsurers, such as the Company’s reinsurance subsidiaries, and the ceding company. In addition, the Company’s reinsurance subsidiaries may purchase retrocessional coverage as part of their risk management program. Reinsurance recoverables are recorded as assets, predicated on the reinsurers’ ability to meet their obligations under the reinsurance agreements. If the reinsurers are unable to satisfy their obligations under the agreements, the Company’s insurance or reinsurance subsidiaries would be liable for such defaulted amounts.

The effects of reinsurance on the Company’s written and earned premiums and losses and loss adjustment expenses with unaffiliated reinsurers were as follows:

	Three Months Ended
	March 31,
(U.S. dollars in thousands)	2009	2008

Premiums Written
Direct	$620,446	$619,486
Assumed	404,525	433,666
Ceded	(202,108)	(241,810)
Net	$822,863	$811,342

Premiums Earned
Direct	$587,760	$630,814
Assumed	332,567	365,364
Ceded	(219,763)	(287,944)
Net	$700,564	$708,234

Losses and Loss Adjustment Expenses
Direct	$351,493	$420,971
Assumed	147,145	141,249
Ceded	(98,096)	(157,803)
Net	$400,542	$404,417

The Company monitors the financial condition of its reinsurers and attempts to place coverages only with substantial, financially sound carriers. At March 31, 2009, approximately 88.9% of the Company’s reinsurance recoverables on paid and unpaid losses (not including prepaid reinsurance premiums) of $1.79 billion were due from carriers which had an A.M. Best rating of “A-” or better and the largest reinsurance recoverables from any one carrier was less than 6.9% of the Company’s total shareholders’ equity. At December 31, 2008, approximately 88.5% of the Company’s reinsurance recoverables on paid and unpaid losses (not including prepaid reinsurance premiums) of $1.79 billion were due from carriers which had an A.M. Best rating of “A-” or better and the largest reinsurance recoverables from any one carrier was less than 7.3% of the Company’s total shareholders’ equity.

On December 29, 2005, Arch Re Bermuda entered into a quota share reinsurance treaty with Flatiron Re Ltd. (“Flatiron”), a Bermuda reinsurance company, pursuant to which Flatiron assumed a 45% quota share (the “Treaty”) of certain lines of property and marine business underwritten by Arch Re Bermuda for unaffiliated third parties for the 2006 and 2007 underwriting years (January 1, 2006 to December 31, 2007). Effective June 28, 2006, the parties amended the Treaty to increase the percentage ceded to Flatiron from 45% to 70% of all covered business bound by Arch Re Bermuda from (and including) June 28, 2006 until (and including) August

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

15, 2006 provided such business did not incept beyond September 30, 2006. The ceding percentage for all business bound outside of this period continued to be 45%. On December 31, 2007, the Treaty expired by its terms. At March 31, 2009, $7.3 million of premiums ceded to Flatiron were unearned.

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

Arch Re Bermuda pays to Flatiron a reinsurance premium in the amount of the ceded percentage of the original gross written premium on the business reinsured less a ceding commission, which includes a reimbursement of direct acquisition expenses as well as a commission to Arch Re Bermuda for generating the business. The Treaty also provides for a profit commission to Arch Re Bermuda based on the underwriting results for the 2006 and 2007 underwriting years on a cumulative basis. For the 2009 first quarter, $3.5 million of premiums written, $14.5 million of premiums earned and $3.7 million of losses and loss adjustment expenses were ceded to Flatiron by Arch Re Bermuda, compared to $18.4 million of premiums written, $58.9 million of premiums earned and $11.8 million of losses and loss adjustment expenses for the 2008 first quarter. Reinsurance recoverables from Flatiron, which is not rated by A.M. Best, were $153.5 million at March 31, 2009, compared to $148.7 million at December 31, 2008. As noted above, Flatiron is required to contribute funds into a trust for the benefit of Arch Re Bermuda. The recoverable from Flatiron was fully collateralized through such trust at March 31, 2009 and December 31, 2008.

6.      Investment in Joint Venture

In May 2008, the Company provided $100.0 million of funding to Gulf Reinsurance Limited (“Gulf Re”), a newly formed reinsurer based in the Dubai International Financial Centre, pursuant to the joint venture agreement with Gulf Investment Corporation GSC (“GIC”). Under the agreement, Arch Re Bermuda and GIC each own 50% of Gulf Re, which commenced underwriting activities in June 2008. Gulf Re will initially target the six member states of the Gulf Cooperation Council, which include Bahrain, Kuwait, Oman, Qatar, Saudi Arabia and the United Arab Emirates. The joint venture will write a broad range of property and casualty reinsurance, including aviation, energy, commercial transportation, marine, engineered risks and property, on both a treaty and facultative basis. The initial capital of the joint venture consisted of $200.0 million with an additional $200.0 million commitment to be funded equally by the Company and GIC depending on the joint venture’s business needs. The Company accounts for its investment in Gulf Re, shown as “Investment in joint venture,” using the equity method and records its equity in the operating results of Gulf Re in “Other income” on a quarter lag basis.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.      Investment Information

The following table summarizes the Company’s invested assets:

	March 31,	December 31,
(U.S. dollars in thousands)	2009	2008

Fixed maturities available for sale, at market value	$8,540,653	$8,122,221
Fixed maturities pledged under securities lending agreements, at market value (1)	503,449	626,501
Total fixed maturities	9,044,102	8,748,722
Short-term investments available for sale, at market value	749,708	479,586
Short-term investments pledged under securities lending agreements, at market value (1)	56,242	101,564
Other investments	104,988	109,601
Investment funds accounted for using the equity method	293,452	301,027
Total investments (1)	10,248,492	9,740,500
Securities transactions entered into but not settled at the balance sheet date	(241,836)	(18,236)
Total investments, net of securities transactions	$10,006,656	$9,722,264

(1)

In securities lending transactions, the Company receives collateral in excess of the market value of the fixed maturities and short-term investments pledged under securities lending agreements. For purposes of this table, the Company has excluded the collateral received at March 31, 2009 and December 31, 2008 of $550.8 million and $730.2 million, respectively, which is reflected as “investment of funds received under securities lending agreements, at market value” and included the $559.7 million and $728.1 million, respectively, of “fixed maturities and short-term investments pledged under securities lending agreements, at market value.”

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Fixed Maturities and Fixed Maturities Pledged Under Securities Lending Agreements

The following table summarizes the Company’s fixed maturities and fixed maturities pledged under securities lending agreements:

		Included in Accumulated Other Comprehensive Income (“AOCI”)
			Gross Unrealized Losses
(U.S. dollars in thousands)	Estimated Market Value	Gross Unrealized Gains	Non-OTTI Unrealized Losses	OTTI Unrealized Losses (1)	Amortized Cost

March 31, 2009:
Corporate bonds	$2,181,763	$32,016	$(99,877)	$(23,672)	$2,273,296
Mortgage backed securities	1,692,863	31,111	(70,249)	(67,981)	1,799,982
U.S. government and government agencies	1,547,416	51,239	(6,940)	(614)	1,503,731
Commercial mortgage backed securities	1,209,605	20,153	(42,587)	(5,689)	1,237,728
Asset backed securities	922,560	8,388	(29,955)	(15,833)	959,960
Municipal bonds	861,954	32,621	(1,959)	(198)	831,490
Non-U.S. government securities	627,941	22,550	(23,477)	(647)	629,515
Total	$9,044,102	$198,078	$(275,044)	$(114,634)	$9,235,702

December 31, 2008:
Corporate bonds	$2,019,373	$51,131	$(98,979)	—	$2,067,221
Mortgage backed securities	1,581,736	23,306	(125,759)	—	1,684,189
U.S. government and government agencies	1,463,897	77,762	(14,159)	—	1,400,294
Commercial mortgage backed securities	1,219,737	16,128	(68,212)	—	1,271,821
Asset backed securities	970,041	1,121	(70,762)	—	1,039,682
Municipal bonds	965,966	26,815	(1,730)	—	940,881
Non-U.S. government securities	527,972	33,690	(31,884)	—	526,166
Total	$8,748,722	$229,953	$(411,485)	—	$8,930,254

(1) Represents the total other-than-temporary impairments (“OTTI”) recognized in accumulated other comprehensive income (“AOCI”) at March 31, 2009.

The contractual maturities of the Company’s fixed maturities and fixed maturities pledged under securities lending agreements are shown below. Expected maturities, which are management’s best estimates, will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2009		December 31, 2008
(U.S. dollars in thousands) Maturity	Estimated Market Value	Amortized Cost	Estimated Market Value	Amortized Cost

Due in one year or less	$177,866	$180,842	$173,168	$169,187
Due after one year through five years	2,835,183	2,857,223	2,451,062	2,452,344
Due after five years through 10 years	1,784,817	1,756,034	1,726,742	1,686,575
Due after 10 years	421,208	443,933	626,236	626,456
	5,219,074	5,238,032	4,977,208	4,934,562
Mortgage backed securities	1,692,863	1,799,982	1,581,736	1,684,189
Commercial mortgage backed securities	1,209,605	1,237,728	1,219,737	1,271,821
Asset backed securities	922,560	959,960	970,041	1,039,682
Total	$9,044,102	$9,235,702	$8,748,722	$8,930,254

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table provides an analysis of the length of time each of those fixed maturities, fixed maturities pledged under securities lending agreements, equity securities and short-term investments with an unrealized loss has been in a continual unrealized loss position:

	Less than 12 Months		12 Months or More		Total
(U.S. dollars in thousands)	Estimated Market Value	Gross Unrealized Losses (1)	Estimated Market Value	Gross Unrealized Losses (1)	Estimated Market Value	Gross Unrealized Losses (1)

March 31, 2009:
Corporate bonds	$874,438	$(97,914)	$92,736	$(25,635)	$967,174	$(123,549)
Mortgage backed securities	459,638	(51,091)	127,043	(87,139)	586,681	(138,230)
U.S. government and government agencies	187,544	(7,554)	—	—	187,544	(7,554)
Commercial mortgage backed securities	499,768	(31,161)	80,292	(17,115)	580,060	(48,276)
Asset backed securities	385,775	(35,666)	48,813	(10,122)	434,588	(45,788)
Municipal bonds	67,822	(1,818)	7,562	(339)	75,384	(2,157)
Non-U.S. government securities	43,630	(23,908)	5,741	(216)	49,371	(24,124)
Total	2,518,615	(249,112)	362,187	(140,566)	2,880,802	(389,678)

Other investments	28,715	(17,687)	—	—	28,715	(17,687)

Short-term investments	88,597	(1,124)	—	—	88,597	(1,124)
Total	$2,635,927	$(267,923)	$362,187	$(140,566)	$2,998,114	$(408,489)

December 31, 2008:
Corporate bonds	$870,093	$(89,446)	$30,608	$(9,533)	$900,701	$(98,979)
Mortgage backed securities	417,373	(105,154)	23,295	(20,605)	440,668	(125,759)
U.S. government and government agencies	356,719	(14,159)	—	—	356,719	(14,159)
Commercial mortgage backed securities	714,497	(68,210)	52	(2)	714,549	(68,212)
Asset backed securities	888,908	(63,845)	26,185	(6,917)	915,093	(70,762)
Municipal bonds	93,072	(1,730)	—	—	93,072	(1,730)
Non-U.S. government securities	223,314	(31,882)	142	(2)	223,456	(31,884)
Total	3,563,976	(374,426)	80,282	(37,059)	3,644,258	(411,485)

Other investments	20,510	(3,649)	13,715	(20,919)	34,225	(24,568)

Short-term investments	33,080	(2,535)	—	—	33,080	(2,535)
Total	$3,617,566	$(380,610)	$93,997	$(57,978)	$3,711,563	$(438,588)

(1) Gross unrealized losses include non-OTTI unrealized losses and OTTI losses recognized in accumulated other comprehensive income at March 31, 2009.

Other-Than-Temporary Impairments

Adoption of FSP FAS 115-2/124-2

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2/124-2”). FSP FAS 115-2/124-2 requires entities to separate an other-than-temporary impairment (“OTTI”) of a debt security into two components when there are credit related losses associated with the impaired debt security for which the Company asserts that it does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its cost basis. Prior to January 1, 2009, the Company had to determine whether it had the intent and ability to hold the investment for a sufficient period of time for the value to recover. When the

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

analysis of the above factors resulted in the Company’s conclusion that declines in market values were other-than-temporary, the cost of the securities was written down to market value and the reduction in value was reflected as a realized loss. Effective under FSP FAS 115-2/124-2, the amount of the OTTI related to a credit loss is recognized in earnings, and the amount of the OTTI related to other factors (e.g., interest rates, market conditions, etc.) is recorded as a component of other comprehensive income (loss). In instances where no credit loss exists but it is more likely than not that the Company will have to sell the debt security prior to the anticipated recovery, the decline in market value below amortized cost is recognized as an OTTI in earnings. In periods after the recognition of an OTTI on debt securities, the Company accounts for such securities as if they had been purchased on the measurement date of the OTTI at an amortized cost basis equal to the previous amortized cost basis less the OTTI recognized in earnings. For debt securities for which OTTI were recognized in earnings, the difference between the new amortized cost basis and the cash flows expected to be collected will be accreted or amortized into net investment income. FSP FAS 115-2/124-2 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company elected to adopt FSP FAS 115-2/124-2 effective for its interim period ending March 31, 2009.

FSP FAS 115-2/124-2 requires that the Company record, as of the beginning of the interim period of adoption, a cumulative effect adjustment to reclassify the noncredit component of a previously recognized OTTI from retained earnings to other comprehensive income (loss). For purposes of calculating the cumulative effect adjustment, the Company reviewed OTTI it had recorded through realized losses on securities held at December 31, 2008, which were $171.1 million, and estimated the portion related to credit losses (i.e., where the present value of cash flows expected to be collected are lower than the amortized cost basis of the security) and the portion related to all other factors. The Company determined that $109.1 million of the OTTI previously recorded related to specific credit losses and $62.0 million related to all other factors. Under FSP FAS 115-2/124-2, the Company increased the amortized cost basis of these debt securities by $62.0 million and recorded a cumulative effect adjustment, net of tax, in its shareholders’ equity section. The cumulative effect adjustment had no effect on total shareholders’ equity as it increased retained earnings and reduced accumulated other comprehensive income.

2009 and 2008 First Quarters

The Company performed reviews of its investments in the 2009 and 2008 first quarters in order to determine whether declines in market value below the amortized cost basis were considered other-than-temporary in accordance with applicable guidance. The Company’s process for identifying declines in the market value of investments that were considered other-than-temporary involved consideration of several factors. These factors included (i) an analysis of the liquidity, business prospects and overall financial condition of the issuer, (ii) the time period in which there was a significant decline in value, and (iii) the significance of the decline.

For the 2009 first quarter, the Company recorded $93.0 million of OTTI of which $36.1 million was related to credit losses and recognized as net impairment losses recognized in earnings, with the remaining $56.9 million related to all other factors and recorded as an unrealized loss component of accumulated other comprehensive income. Of the $36.1 million related to credit losses, $21.8 million related to credit losses for which a portion of the OTTI was recognized in accumulated other comprehensive income while $14.3 million related to an investment for which the total OTTI was recognized in earnings (see description below).

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table provides a rollforward of the amount related to credit losses recognized in earnings for which a portion of an OTTI was recognized in accumulated other comprehensive income for the 2009 first quarter:

(U.S. dollars in thousands)

Beginning balance at January 1, 2009	$35,474
Addition for the amount related to the credit loss for which an OTTI was not previously recognized	12,647
Additional increases to the amount related to the credit loss for which an OTTI was previously recognized	9,135
Reductions for securities sold during the period (realized)	—
Ending balance at March 31, 2009	$57,256

At March 31, 2009, the Company did not have the intent to sell such securities, and determined that it is more likely than not that it will not be required to sell the securities before recovery of their cost basis. A description of the methodology and significant inputs used to measure the amount of the $36.1 million of credit losses (shown in parentheses) in the 2009 first quarter is as follows:

•                  Corporate bonds ($3.0 million) — the Company reviewed the business prospects, credit ratings, estimated loss given default factors and incorporated available information received from asset managers and rating agencies for each security. The amortized cost basis of the corporate bonds were adjusted down, if required, to the expected recovery value calculated in the OTTI review process;

•                  Mortgage backed securities ($11.1 million) — the Company utilized underlying data, where available, for each security provided by asset managers and additional information from credit agencies in order to determine an expected recovery value for each security. The analysis provided by the asset managers includes expected cash flow projections under base case and stress case scenarios which modify expected default expectations and loss severities and slow down prepayment assumptions. The significant inputs in the models include the expected default rates, delinquency rates, foreclosure costs, etc. On an ongoing basis, the Company reviews the process used by each asset manager in developing their analysis and, following such reviews, the Company determines what the expected recovery values are for each security, which incorporates both base case and stress case scenarios. The amortized cost basis of the mortgage backed securities were adjusted down, if required, to the expected recovery value calculated in the OTTI review process;

•                  Asset backed securities ($5.6 million) — the Company utilized underlying data, where available, for each security provided by asset managers and additional information from credit agencies in order to determine an expected recovery value for each security. The analysis provided by the asset managers on home equity asset backed securities includes expected cash flow projections under base case and stress case scenarios which modify expected default expectations and loss severities and slow down prepayment assumptions. The significant inputs in the models include the expected default rates, delinquency rates, foreclosure costs, etc. On an ongoing basis, the Company reviews the process used by each asset manager in developing their analysis and, following such reviews, the Company determines what the expected recovery values are for each security, which incorporates both base case and stress case scenarios. For non-home equity asset backed securities, the Company relied on reports and analysis from asset managers and rating agencies to determine an expected recovery value for such securities. The amortized cost basis of the asset backed securities were adjusted down, if required, to the expected recovery value calculated in the OTTI review process;

•                  Investment of funds received under securities lending agreements ($2.1 million) — at March 31, 2009, the reinvested collateral included sub-prime securities with a market value of $33.8 million and an average

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

credit quality of “AAA” from Standard & Poor’s and “Ba2” from Moody’s. The Company utilized analysis from its securities lending program manager in order to determine an expected recovery value for certain securities which are on a watch-list. The analysis provided expected cash flow projections for the securities using similar criteria as described in the mortgage backed securities section above. The amortized cost basis of the investment of funds received under securities lending agreements was adjusted down, if required, to the expected recovery value calculated in the OTTI review process;

•                  Other investments ($14.3 million) — during the 2009 first quarter, the Company’s investment in a Euro-denominated bank loan fund was written down to zero as the fund was required to wind down and begin the liquidation process during the period. The fund operated with leverage and was unable to successfully deleverage its balance sheet and restructure.

The Company believes that the $56.9 million of OTTI included in accumulated other comprehensive income in the 2009 first quarter on the securities which were considered by the Company to be impaired was due to market and sector-related factors, including limited liquidity and wide credit spreads. The Company believes that these factors resulted in the market value for such securities, in general, to be lower than their estimated recovery values. The Company recorded $12.7 million of OTTI as a charge against earnings in the 2008 first quarter. Such amount was recorded prior to the adoption of FSP FAS 115-2/124-2 and included a portion related to credit losses and a portion related to all other factors.

Securities Lending Agreements

The Company operates a securities lending program under which certain of its fixed income portfolio securities are loaned to third parties, primarily major brokerage firms, for short periods of time through a lending agent. Such securities have been reclassified as “Fixed maturities and short-term investments pledged under securities lending agreements.” The Company maintains legal control over the securities it lends, retains the earnings and cash flows associated with the loaned securities and receives a fee from the borrower for the temporary use of the securities. Collateral received, primarily in the form of cash, is required at a rate of 102% of the market value of the loaned securities (or 105% of the market value of the loaned securities when the collateral and loaned securities are denominated in non-U.S. currencies) including accrued investment income and is monitored and maintained by the lending agent. Such collateral is reinvested and is reflected as “Investment of funds received under securities lending agreements, at market value.” At March 31, 2009, the market value and amortized cost of fixed maturities and short-term investments pledged under securities lending agreements were $559.7 million and $556.2 million, respectively. At December 31, 2008, the market value and amortized cost of fixed maturities and short-term investments pledged under securities lending agreements were $728.1 million and $717.2 million, respectively.

At March 31, 2009, the market value and amortized cost of the reinvested collateral, shown as “Investment of funds received under securities lending agreements,” totaled $550.8 million and $571.1 million, respectively, compared to $730.2 million and $750.3 million, respectively, at December 31, 2008. At March 31, 2009, the reinvested collateral included sub-prime securities with a market value of $33.8 million and an average credit quality of “AAA” from Standard & Poor’s and “Ba2” from Moody’s, compared to $45.7 million at December 31, 2008 with an average credit quality of “AAA” from Standard & Poor’s and “AA+” from Moody’s.

Investment-Related Derivatives

The Company’s investment strategy allows for the use of derivative securities. Derivative instruments may be used to enhance investment performance, replicate investment positions or manage market exposures and duration risk that would be allowed under the Company’s investment guidelines if implemented in other ways. The market values of those derivatives are based on quoted market prices. At March 31, 2009 and December 31, 2008, the notional value of the net long position for Treasury note futures was $438.0 million and $556.3 million, respectively. At March 31, 2009 and December 31, 2008, the notional value of the net long position for

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.K. and German government futures was nil and $363.3 million (at December 31, 2008 foreign currency rates), respectively. At March 31, 2009, the notional value of the net long position of gold futures was $18.5 million, compared to nil at December 31, 2008. For the 2009 first quarter, the Company recorded $0.5 million of net realized gains related to changes in the market value of all futures contracts, compared to $5.8 million of net realized losses for the 2008 first quarter. The derivative open margin position at each balance sheet date is included in other investments.  The open margin position at March 31, 2009 was $1.1 million, compared to a negative $0.9 million at December 31, 2008.

In addition, certain of the Company’s corporate bonds are managed in a global bond portfolio which, under their guidelines, incorporates the use of foreign currency forward contracts which are intended to hedge against foreign currency movements on the portfolio’s non-U.S. Dollar denominated holdings. At March 31, 2009, the market value of the foreign currency forward contracts, which are included in other investments, was $0.7 million, compared to a negative $10.8 million at December 31, 2008.

Other Investments

The following table details the Company’s other investments:

	March 31, 2009		December 31, 2008
(U.S. dollars in thousands)	Estimated Market Value	Cost	Estimated Market Value	Cost

Fixed income mutual funds	$32,912	$49,271	$39,858	$63,618
Privately held securities and other	72,076	65,508	69,743	62,240
Total	$104,988	$114,779	$109,601	$125,858

Other investments include: (i) mutual funds which invest in fixed maturity securities and (ii) privately held securities and other which include the Company’s investment in Aeolus LP (see Note 10). During the 2009 first quarter, the Company recorded a $14.3 million OTTI provision in earnings on a Euro-denominated bank loan fund which was written down to zero as the fund was forced to wind down and enter liquidation during the period.

Investment Funds Accounted for Using the Equity Method

The Company recorded $9.6 million of net losses related to investment funds accounted for using the equity method for the 2009 first quarter, compared to $22.3 million of net losses for the 2008 first quarter. Due to the ownership structure of these investment funds, which invest in fixed maturity securities, the Company uses the equity method. In applying the equity method, these investments are initially recorded at cost and are subsequently adjusted based on the Company’s proportionate share of the net income or loss of the funds (which include changes in the market value of the underlying securities in the funds). Such investments are generally recorded on a one month lag with some investments reported for on a three month lag based on the availability of reports from the investment funds. Changes in the carrying value of such investments are recorded in net income as “Equity in net income (loss) of investment funds accounted for using the equity method” while changes in the carrying value of the Company’s other fixed income investments are recorded as an unrealized gain or loss component of accumulated other comprehensive income in shareholders’ equity. As such, fluctuations in the carrying value of the investment funds accounted for using the equity method may increase the volatility of the Company’s reported results of operations. Investment funds accounted for using the equity method totaled $293.5 million at March 31, 2009, compared to $301.0 million at December 31, 2008. The Company’s investment commitments relating to investment funds accounted for using the equity method totaled approximately $7.9 million at March 31, 2009.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Restricted Assets

The Company is required to maintain assets on deposit, which primarily consist of fixed maturities, with various regulatory authorities to support its insurance and reinsurance operations. The Company has investments in segregated portfolios which are primarily used to provide collateral or guarantees for letters of credit to third parties (see Note 3). In addition, the Company maintains assets on deposit which are available to settle insurance and reinsurance liabilities to third parties. The following table details the value of restricted assets:

(U.S. dollars in thousands)	March 31, 2009	December 31, 2008

Assets used for collateral or guarantees	$842,238	$804,934
Deposits with U.S. regulatory authorities	273,800	264,988
Trust funds	151,757	153,182
Deposits with non-U.S. regulatory authorities	56,839	57,336
Total restricted assets	$1,324,634	$1,280,440

In addition, certain of the Company’s operating subsidiaries maintain assets in trust accounts as collateral for insurance and reinsurance transactions with affiliated companies. At March 31, 2009 and December 31, 2008, such amounts approximated $4.18 billion and $4.03 billion, respectively.

Net Investment Income

The components of net investment income were derived from the following sources:

	Three Months Ended March 31,
(U.S. dollars in thousands)	2009	2008

Fixed maturities	$96,958	$107,233
Short-term investments	1,240	7,167
Other (1)	1,565	10,782
Gross investment income	99,763	125,182
Investment expenses	(3,881)	(2,989)
Net investment income	$95,882	$122,193

(1) Primarily consists of interest income on operating cash accounts, other investments and securities lending transactions.

Net Realized Gains (Losses)

Net realized gains (losses) were as follows, excluding the other-than-temporary impairment provisions discussed above:

	Three Months Ended March 31,
(U.S. dollars in thousands)	2009	2008

Fixed maturities	$6,170	$65,467
Other investments	(18,586)	(3,113)
Other (1)	7,252	(13,668)
Net realized gains (losses)	$(5,164)	$48,686

(1) Primarily consists of net realized gains or losses related to investment-related derivatives and foreign currency forward contracts.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Proceeds from the sales of fixed maturities during the 2009 first quarter were $3.38 billion, compared to $3.52 billion for the 2008 first quarter. Gross gains of $71.6 million and $85.9 million were realized on those transactions during the 2009 and 2008 first quarters, respectively, while gross losses were $65.4 million and $20.4 million, respectively. Realized gains or losses on fixed maturities include changes in the market value of certain hybrid securities pursuant to SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140”). The fair market values of such securities at March 31, 2009 were approximately $52.1 million, compared to $43.7 million at December 31, 2008. The Company recorded realized gains of $4.0 million on such securities for the 2009 first quarter, compared to realized losses of $2.4 million for the 2008 first quarter.

Fair Value

SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP and provides a common definition of fair value to be used throughout GAAP. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly fashion between market participants at the measurement date. SFAS No. 157 establishes a three-level valuation hierarchy for the disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The level in the hierarchy within which a given fair value measurement falls is determined based on the lowest level input that is significant to the measurement (Level 1 being the highest priority and Level 3 being the lowest priority).

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The independent pricing sources obtain market quotations and actual transaction prices for securities that have quoted prices in active markets. Each source has its own proprietary method for determining the fair value of securities that are not actively traded. In general, these methods involve the use of “matrix pricing” in which the independent pricing source uses observable market inputs including, but not limited to, investment yields, credit risks and spreads, benchmarking of like securities, broker-dealer quotes, reported trades and sector groupings to determine a reasonable fair market value. In addition, pricing vendors use model processes, such as an Option Adjusted Spread model, to develop prepayment and interest rate scenarios. The Option Adjusted Spread model is commonly used to estimate fair value for securities such as mortgage backed and asset backed securities. In certain circumstances, when fair market values are unavailable from these independent pricing sources, quotes are obtained directly from broker-dealers who are active in the corresponding markets. Such quotes are subject to the validation procedures noted above. Of the $9.9 billion of financial assets and liabilities measured at fair value, approximately $524 million, or 5.3%, were priced using non-binding broker-dealer quotes.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. Under FSP FAS 157-4, if an entity determines that there has been a significant decrease in the volume and level of activity for the asset or the liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value. In addition, if there is evidence that the transaction for the asset or liability is not orderly, the entity shall place little, if any weight on that transaction price as an indicator of fair value. FSP FAS 157-4 also amended SFAS No. 157 to expand certain disclosure requirements. FSP FAS 157-4 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company elected to adopt FSP FAS 157-4 effective for its interim period ending March 31, 2009, and its adoption did not have a material impact on the Company’s consolidated financial condition or results of operations.

The Company reviews its securities measured at fair value and discusses the proper classification of such investments with investment advisors and others. Upon adoption of SFAS No. 157 and at March 31, 2009, the Company determined that Level 1 securities included highly liquid, recent issue U.S. Treasuries and certain of its short-term investments held in highly liquid money market-type funds where it believes that quoted prices are available in an active market.

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the Company’s financial assets and liabilities measured at fair value by SFAS No. 157 hierarchy:

		Fair Value Measurement Using:
(U.S. dollars in thousands)	Estimated Market Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

March 31, 2009:
Fixed maturities: (1)
Corporate bonds (2)	$2,181,763	$—	$2,051,202	$130,561
Mortgage backed securities	1,692,863	—	1,692,863	—
U.S. government and government agencies	1,547,416	465,533	1,081,883	—
Commercial mortgage backed securities	1,209,605	—	1,209,605	—
Asset backed securities	922,560	—	922,560	—
Municipal bonds	861,954	—	861,954	—
Non-U.S. government securities	627,941	—	627,941	—
Total	9,044,102	465,533	8,448,008	130,561

Short-term investments (1)	805,950	724,412	81,538	—
Other investments (3)	42,452	—	9,693	32,759
Total	$9,892,504	$1,189,945	$8,539,239	$163,320

December 31, 2008:
Fixed maturities: (1)
Corporate bonds (2)	$2,019,373	$—	$1,876,802	$142,571
Mortgage backed securities	1,581,736	—	1,581,736	—
U.S. government and government agencies	1,463,897	241,851	1,222,046	—
Commercial mortgage backed securities	1,219,737	—	1,219,737	—
Asset backed securities	970,041	—	970,041	—
Municipal bonds	965,966	—	965,966	—
Non-U.S. government securities	527,972	—	527,972	—
Total	8,748,722	241,851	8,364,300	142,571

Short-term investments (1)	581,150	474,504	106,646	—
Other investments (3)	36,913	—	(3,426)	40,339
Total	$9,366,785	$716,355	$8,467,520	$182,910

(1)          In securities lending transactions, the Company receives collateral in excess of the fair value of the fixed maturities and short-term investments pledged under securities lending agreements. For purposes of this table, the Company has excluded the collateral received at March 31, 2009 and December 31, 2008 of $550.8 million and $730.2 million, respectively, which is reflected as “investment of funds received under securities lending agreements, at market value” and included the $559.7 million and $728.1 million, respectively, of “fixed maturities and short-term investments pledged under securities lending agreements, at market value.”

(2)          Consists of (i) three corporate bonds which invest in underlying portfolios of fixed income securities for which there is a low level of transparency around inputs and (ii) a small number of premium-tax bonds.

(3)          Excludes the Company’s investment in Aeolus LP, which is accounted for using the equity method.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs:

	Fair Value Measurements Using: Significant Unobservable Inputs (Level 3)
(U.S. dollars in thousands)	Corporate Bonds	Other Investments	Total

2009 First Quarter:
Beginning balance at January 1, 2009	$142,571	$40,339	$182,910
Total gains or (losses) (realized/unrealized)
Included in earnings (1)	(519)	(14,307)	(14,826)
Included in other comprehensive income	(11,491)	6,722	(4,769)
Purchases, issuances and settlements	—	5	5
Transfers in and/or out of Level 3	—	—	—
Ending balance at March 31, 2009	$130,561	$32,759	$163,320

2008 First Quarter:
Beginning balance at January 1, 2008	$3,752	$11,504	$15,256
Total gains or (losses) (realized/unrealized)
Included in earnings (1)	(38)	237	199
Included in other comprehensive income	—	(303)	(303)
Purchases, issuances and settlements	1,422	(293)	1,129
Transfers in and/or out of Level 3	—	—	—
Ending balance at March 31, 2008	$5,136	$11,145	$16,281

(1)              Losses on fixed maturities were recorded as a component of net investment income while losses on other investments were recorded in net realized losses.

The amount of total losses for the 2009 first quarter included in earnings attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2009 was $0.5 million. The amount of total losses for the 2008 first quarter included in earnings attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2008 was $0.2 million.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8.      Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended March 31,
(U.S. dollars in thousands, except share data)	2009	2008

Net income	$146,330	$195,883
Preferred dividends	(6,461)	(6,461)
Net income available to common shareholders (numerator)	$139,869	$189,422

Weighted average common shares and effect of dilutive common share equivalents used in the computation of earnings per common share:
Weighted average common shares outstanding – basic (denominator)	60,313,550	65,295,516
Effect of dilutive common share equivalents:
Nonvested restricted shares	274,167	223,787
Stock options (1)	1,972,252	2,500,110
Weighted average common shares and common share equivalents outstanding – diluted (denominator)	62,559,969	68,019,413

Earnings per common share:
Basic	$2.32	$2.90
Diluted	$2.24	$2.78

(1)              Certain stock options were not included in the computation of diluted earnings per share where the exercise price of the stock options exceeded the average market price and would have been anti-dilutive or where, when applying the treasury stock method to in-the-money options, the sum of the proceeds, including unrecognized compensation, exceeded the average market price and would have been anti-dilutive. For the 2009 and 2008 first quarters, the number of stock options excluded were 697,273 and 347,298, respectively.

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

The Company’s income tax provision resulted in an effective tax rate on income before income taxes of 6.1% for the 2009 first quarter, compared to 3.9% for the 2008 first quarter. The Company’s effective tax rate, which is based upon the expected annual effective tax rate, may fluctuate from period to period based on the relative mix of income reported by jurisdiction due primarily to the varying tax rates in each jurisdiction.

The United States also imposes an excise tax on insurance and reinsurance premiums paid to non-U.S. insurers or reinsurers with respect to risks located in the United States. The rates of tax, unless reduced by an applicable U.S. tax treaty, are four percent for non-life insurance premiums and one percent for life insurance and all reinsurance premiums. The Company incurs federal excise taxes on certain of its reinsurance transactions, including amounts ceded through intercompany transactions. For the 2009 and 2008 first quarters, the Company incurred $3.3 million of federal excise taxes. Such amounts are reflected as acquisition expenses in the Company’s consolidated statements of income.

10.    Transactions with Related Parties

The Company made an investment of $50.0 million in Aeolus LP (“Aeolus”) in 2006. Aeolus operates as an unrated reinsurance platform that provides property catastrophe protection to insurers and reinsurers on both an ultimate net loss and industry loss warranty basis. In return for its investment, included in “Other investments” on the Company’s balance sheet, the Company received an approximately 4.9% preferred interest in Aeolus and a pro rata share of certain founders’ interests. The Company made its investment in Aeolus on the same economic terms as a fund affiliated with Warburg Pincus, which has invested $350 million in Aeolus. Funds affiliated with Warburg Pincus owned 6.6% of the Company’s outstanding voting shares as of March 31, 2009. In addition, one of the founders of Aeolus is Peter Appel, former President and CEO and a former director of the Company. During the 2009 first quarter, the Company received a distribution of $14.0 million from Aeolus as part of a repurchase agreement. Following such receipt, the Company’s preferred interest percentage decreased to approximately 4.4%.

11.    Contingencies Relating to the Sale of Prior Reinsurance Operations

On May 5, 2000, the Company sold the prior reinsurance operations of Arch Re U.S. pursuant to an agreement entered into as of January 10, 2000 with White Mountains Reinsurance Company of America, formerly known as Folksamerica Reinsurance Company, and a related holding company (collectively, “WTM Re”). WTM Re assumed Arch Re U.S.’s liabilities under the reinsurance agreements transferred in the asset sale and Arch Re U.S. transferred to WTM Re assets estimated in an aggregate amount equal in book value to the book value of the liabilities assumed. The WTM Re transaction was structured as a transfer and assumption agreement (and not reinsurance) and, accordingly, the loss reserves (and any related reinsurance recoverables) relating to the transferred business are not included as assets or liabilities on the Company’s balance sheet. WTM Re assumed Arch Re U.S.’s rights and obligations under the reinsurance agreements transferred in the asset sale. The reinsureds under such agreements were notified that WTM Re had assumed Arch Re U.S.’s obligations and that, unless the reinsureds object to the assumption, Arch Re U.S. will be released from its obligations to those reinsured. None of such reinsureds objected to the assumption. However, Arch Re U.S. will continue to be liable under those reinsurance agreements if the notice is found not to be an effective release by the reinsureds. WTM Re has agreed to indemnify the Company for any losses arising out of the reinsurance agreements transferred to WTM Re in the asset sale. However, in the event that WTM Re refuses or is unable to perform its obligations to the Company, Arch Re U.S. may incur losses relating to the reinsurance agreements transferred in the asset sale. WTM Re’s A.M. Best rating was “A-” (Excellent) at March 31, 2009. WTM Re reported policyholders’ surplus of $708.8 million at December 31, 2008.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Under the terms of the agreement, in 2000, the Company had also purchased reinsurance protection covering the Company’s transferred aviation business to reduce the net financial loss to WTM Re on any large commercial airline catastrophe to $5.4 million, net of reinstatement premiums. Although the Company believes that any such net financial loss will not exceed $5.4 million, the Company has agreed to reimburse WTM Re if a loss is incurred that exceeds $5.4 million for aviation losses under certain circumstances prior to May 5, 2003. The Company also made representations and warranties to WTM Re about the Company and the business transferred to WTM Re for which the Company retains exposure for certain periods, and made certain other agreements. In addition, the Company retained its tax and employee benefit liabilities and other liabilities not assumed by WTM Re, including all liabilities not arising under reinsurance agreements transferred to WTM Re in the asset sale and all liabilities (other than liabilities arising under reinsurance agreements) arising out of or relating to a certain managing underwriting agency. Although WTM Re has not asserted that any amount is currently due under any of the indemnities provided by the Company under the asset purchase agreement, WTM Re has previously indicated a potential indemnity claim under the agreement in the event of the occurrence of certain future events. Based on all available information, the Company has denied the validity of any such potential claim.

12.    Commitments and Contingencies

Variable Interest Entities

On December 29, 2005, Arch Re Bermuda entered into a quota share reinsurance treaty with Flatiron, a Bermuda reinsurance company, pursuant to which Flatiron is assuming a 45% quota share (the “Treaty”) of certain lines of property and marine business underwritten by Arch Re Bermuda for unaffiliated third parties for the 2006 and 2007 underwriting years (January 1, 2006 to December 31, 2007). On December 31, 2007, the Treaty expired by its terms. As a result of the terms of the Treaty, the Company has determined that Flatiron is a variable interest entity. However, Arch Re Bermuda is not the primary beneficiary of Flatiron and, as such, the Company is not required to consolidate the assets, liabilities and results of operations of Flatiron per FIN 46R. See Note 5, “Reinsurance” for information on the Treaty with Flatiron.

13.    Legal Proceedings

The Company, in common with the insurance industry in general, is subject to litigation and arbitration in the normal course of its business. As of March 31, 2009, the Company was not a party to any material litigation or arbitration other than as a part of the ordinary course of business in relation to claims and reinsurance recoverable matters, none of which is expected by management to have a significant adverse effect on the Company’s results of operations and financial condition and liquidity.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

14.    Recent Accounting Pronouncements

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2/124-2”). FSP FAS 115-2/124-2 requires entities to separate an other-than-temporary impairment of a debt security into two components when there are credit related losses associated with the impaired debt security for which the Company asserts that it does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its cost basis. The amount of the other-than-temporary impairment related to a credit loss is recognized in earnings, and the amount of the other-than-temporary impairment related to other factors (e.g., interest rates, market conditions, etc.) is recorded as a component of other comprehensive income (loss). FSP FAS 115-2/124-2 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company elected to adopt FSP FAS 115-2/124-2 effective for its interim period ending March 31, 2009. See Note 7, “Investment Information—Other Than Temporary Impairments.”

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 also amended SFAS No. 157, “Fair Value Measurements,” to expand certain disclosure requirements. FSP FAS 157-4 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company elected to adopt FSP FAS 157-4 effective for its interim period ending March 31, 2009, and its adoption did not have a material impact on the Company’s consolidated financial condition or results of operations. See Note 7, “Investment Information—Fair Value.”

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1/APB 28-1”). FSP FAS 107-1/APB 28-1 requires disclosures about fair value of financial instruments in interim and annual financial statements. FSP FAS 107-1/APB 28-1 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company elected to adopt FSP FAS 107-1/APB 28-1 effective for its interim period ending March 31, 2009, and has included the required disclosures in its notes to consolidated financial statements where applicable.

In addition, the Company adopted the following accounting standards in the 2009 first quarter, none of which had a material effect on its consolidated financial condition or results of operations:

•                  SFAS No. 141(R), “Business Combinations”;

•                  SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51”;

•                  SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities;” and

•                  FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.”

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

.

Arch Capital Group Ltd. (“ACGL” and, together with its subsidiaries, “we” or “us”) is a Bermuda public limited liability company with over $4.0 billion in capital at March 31, 2009 and, through operations in Bermuda, the United States, Europe and Canada, writes insurance and reinsurance on a worldwide basis. While we are positioned to provide a full range of property and casualty insurance and reinsurance lines, we focus on writing specialty lines of insurance and reinsurance. It is our belief that our underwriting platform, our experienced management team and our strong capital base that is unencumbered by significant pre-2002 risks have enabled us to establish a strong presence in the insurance and reinsurance markets.

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

In general, market conditions improved during 2002 and 2003 in the insurance and reinsurance marketplace. This reflected improvement in pricing, terms and conditions following significant industry losses arising from the events of September 11, 2001, as well as the recognition that intense competition in the late 1990s led to inadequate pricing and overly broad terms, conditions and coverages. Such industry developments resulted in poor financial results and erosion of the industry’s capital base. Consequently, many established insurers and reinsurers reduced their participation in, or exited from, certain markets and, as a result, premium rates escalated in many lines of business. These developments provided relatively new insurers and reinsurers, like us, with an opportunity to provide needed underwriting capacity. Beginning in late 2003 and continuing through 2005, additional capacity emerged in many classes of business and, consequently, premium rate increases decelerated significantly and, in many classes of business, premium rates decreased. The weather-related catastrophic events that occurred in the second half of 2005 caused significant industry losses and led to a strengthening of rating agency capital requirements for catastrophe-exposed business. The 2005 events also resulted in substantial improvements in market conditions in property and certain marine lines of business and slowed declines in premium rates in other lines. During 2006 and 2007, excellent industry results led to a significant increase in capacity and, accordingly, competition intensified in 2007 and prices, in general, declined in all lines of business, including property. More recently, we increased our writings in property and certain marine lines of business in order to take advantage of improved market conditions and these lines represented a larger proportion of our overall book of business in 2008 and 2009 than in prior periods.

Current Outlook

During the second half of 2008, the financial markets experienced significant adverse credit events and a loss of liquidity, which have reduced the amount and availability of capital in the insurance industry. In addition, certain of our competitors have experienced significant financial difficulties. We believe that the impacts of such events, along with the recent catastrophic activity, have begun to affect market conditions positively and may lead to rate strengthening in a number of specialty lines. However, the current economic conditions also could have a material impact on the frequency and severity of claims and therefore could negatively impact our underwriting returns. In addition, volatility in the financial markets could continue to significantly affect our investment returns, reported results and shareholders equity. We consider the potential impact of economic trends in the estimation process for establishing unpaid losses and loss adjustment expenses (“LAE”) and in determining our investment strategies.

We continue to believe that the most attractive area from a pricing point of view remains U.S. catastrophe-related property business. We expect that our writings in property and marine lines of business will continue to represent a significant proportion of our overall book of business in future periods, which could increase the volatility of our results of operations. We seek to limit the probable maximum pre-tax loss to a specific level for severe catastrophic events. Currently, we generally seek to limit the probable maximum pre-tax loss to approximately 25% of total shareholders’ equity for a severe catastrophic event in any geographic zone that could be expected to occur once in every 250 years, although we reserve the right to change this threshold at any time. As of April 1, 2009, the probable maximum pre-tax loss for a catastrophic event in any geographic zone arising from a 1-in-250 year event was approximately $767 million, compared to $763 million as of January 1, 2009. There can be no assurances that we will not suffer pre-tax losses greater than 25% of our total shareholders’ equity from one or more catastrophic events due to several factors, including the inherent uncertainties in estimating the frequency and severity of such events and the margin of error in making such determinations resulting from potential inaccuracies and inadequacies in the data provided by clients and brokers, the modeling techniques and the application of such techniques or as a result of a decision to change the percentage of shareholders’ equity exposed to a single catastrophic event. See “Risk Factors—Risk Relating to Our Industry” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Natural and Man-Made Catastrophic Events.”

In addition, in the 2009 first quarter, we established a managing agent and syndicate at Lloyd’s. The newly formed Syndicate 2012 commenced underwriting activities in April 2009.

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND RECENT ACCOUNTING PRONOUNCEMENTS

Critical accounting policies, estimates and recent accounting pronouncements are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2008, updated where applicable in the notes accompanying our consolidated financial statements.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2009 and 2008

The following table sets forth net income available to common shareholders and earnings per common share data:

	Three Months Ended March 31,
	2009	2008

Net income available to common shareholders	$139,869	$189,422
Diluted net income per common share	$2.24	$2.78
Diluted weighted average common shares and common share equivalents outstanding	62,559,969	68,019,413

Net income available to common shareholders was $139.9 million for the 2009 first quarter, compared to $189.4 million for the 2008 first quarter. The decrease in net income was primarily due to a lower level of investment returns consisting of net investment income and net realized gains or losses. Our net income available to common shareholders for the 2009 first quarter represented a 17.4% annualized return on average common equity, compared to 20.5% for the 2008 first quarter. For purposes of computing return on average common equity, average common equity has been calculated as the average of common shareholders’ equity outstanding at the beginning and ending of each period.

Diluted weighted average common shares and common share equivalents outstanding, used in the calculation of net income per common share, were 62.6 million in the 2009 first quarter, compared to 68.0 million in the 2008 first quarter. The lower level of weighted average shares outstanding in the 2009 first quarter was primarily due to the impact of share repurchases. As a result of the share repurchase transactions to date, weighted average shares outstanding for the 2009 first quarter were reduced by 15.3 million shares, compared to 9.4 million shares for the 2008 first quarter.

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

Insurance Segment

The following table sets forth our insurance segment’s underwriting results:

	Three Months Ended March 31,
	2009	2008

Gross premiums written	$638,409	$626,348
Net premiums written	441,586	402,764

Net premiums earned	$401,097	$419,100
Fee income	870	882
Losses and loss adjustment expenses	(270,015)	(287,303)
Acquisition expenses, net	(57,623)	(51,889)
Other operating expenses	(62,908)	(73,637)
Underwriting income	$11,421	$7,153

Underwriting Ratios
Loss ratio	67.3%	68.6%
Acquisition expense ratio (1)	14.1%	12.2%
Other operating expense ratio	15.7%	17.6%
Combined ratio	97.1%	98.4%

(1)          The acquisition expense ratio is adjusted to include certain fee income.

The insurance segment’s underwriting income was $11.4 million for the 2009 first quarter, compared to $7.2 million for the 2008 first quarter. The combined ratio for the insurance segment was 97.1% for the 2009 first quarter, compared to 98.4% for the 2008 first quarter. The components of the insurance segment’s underwriting income are discussed below.

Premiums Written.  Gross premiums written by the insurance segment in the 2009 first quarter were 1.9% higher than in the 2008 first quarter, with growth in programs, national accounts casualty and executive assurance business. The increase in programs and national accounts casualty business primarily resulted from new business while the increase in executive assurance business primarily resulted from renewal rate increases. Such amounts were partially offset by reductions in casualty, construction and professional liability business as the insurance segment continued to maintain underwriting discipline in response to the current market environment. The higher net premiums written growth rate of 9.6% primarily resulted from changes in reinsurance usage and the impact of changes in the mix of business. For information regarding net premiums written produced by major line of business and geographic location, refer to note 4, “Segment Information,” of the notes accompanying our consolidated financial statements.

Net Premiums Earned.  Net premiums earned by the insurance segment in the 2009 first quarter were 4.3% lower than in the 2008 first quarter, and reflect changes in net premiums written over the previous five quarters, including the mix and type of business written.

Losses and Loss Adjustment Expenses.  The loss ratio for the insurance segment was 67.3% in the 2009 first quarter, compared to 68.6% in the 2008 first quarter. The 2009 first quarter loss ratio reflected a 2.3 point reduction related to estimated net favorable development in prior year loss reserves, compared to 1.4 points in the 2008 first quarter. The estimated net favorable development in the 2009 first quarter was primarily in medium-tail lines and mainly resulted from better than expected claims emergence. The 2009 first quarter loss ratio did not include any significant catastrophic activity while the 2008 first quarter loss ratio included 4.8 points related to the Australian floods. The insurance segment’s loss ratio in the 2009 first quarter reflected an increase in expected loss ratios across a number of lines of business primarily due to the anticipated impact of rate changes and changes in the mix of business.

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

Underwriting Expenses.  The insurance segment’s underwriting expense ratio was 29.8% in the 2009 and 2008 first quarters. The acquisition expense ratio was 14.1% for the 2009 first quarter, compared to 12.2% for the 2008 first quarter. The acquisition expense ratio is influenced by, among other things, (1) the amount of ceding commissions received from unaffiliated reinsurers, (2) the amount of business written on a surplus lines (non-admitted) basis and (3) mix of business. In addition, the 2009 first quarter loss ratio reflected 0.3 points related to estimated net favorable development in prior year loss reserves, compared to 0.1 points in the 2008 first quarter. The comparison of the 2009 first quarter and 2008 first quarter acquisition expense ratios reflects changes in the form of reinsurance ceded and the mix of business. The insurance segment’s other operating expense ratio was 15.7% for the 2009 first quarter, compared to 17.6% in the 2008 first quarter, with the decrease due, in part, to non-recurring adjustments in compensation costs in the 2009 first quarter. In addition, the 2009 first quarter operating expense ratio reflects the benefits of the insurance segment’s expense management plan implemented in 2008, which included office relocation and personnel and other expense saving initiatives.

Reinsurance Segment

The following table sets forth our reinsurance segment’s underwriting results:

	Three Months Ended March 31,
	2009	2008

Gross premiums written	$390,129	$433,827
Net premiums written	381,277	408,578

Net premiums earned	$299,467	$289,134
Fee income	55	186
Losses and loss adjustment expenses	(130,527)	(117,114)
Acquisition expenses, net	(68,835)	(62,750)
Other operating expenses	(18,192)	(18,238)
Underwriting income	$81,968	$91,218

Underwriting Ratios
Loss ratio	43.6%	40.5%
Acquisition expense ratio	23.0%	21.7%
Other operating expense ratio	6.1%	6.3%
Combined ratio	72.7%	68.5%

The reinsurance segment’s underwriting income was $82.0 million for the 2009 first quarter, compared to $91.2 million for the 2008 first quarter. The combined ratio for the reinsurance segment was 72.7% for the 2009 first quarter, compared to 68.5% for the 2008 first quarter. The components of the reinsurance segment’s underwriting income are discussed below.

Premiums Written.  Gross premiums written by the reinsurance segment in the 2009 first quarter were 10.1% lower than in the 2009 first quarter, primarily due to reductions in other specialty and property catastrophe business written in the 2009 first quarter. The decrease in other specialty was primarily due to the non-renewal of a non-standard auto treaty, while the lower level of property catastrophe business resulted from the impact of non-renewals of a small number of contracts. The decreases were partially offset by an increase in writings by the reinsurance segment’s property facultative operation, which contributed $12.4 million of additional gross premiums written in the 2009 first quarter compared to the 2008 first quarter.

Ceded premiums written by the reinsurance segment were 2.3% of gross premiums written for the 2009 first quarter, compared to 5.8% for the 2008 first quarter. In the 2009 first quarter, Arch Reinsurance Ltd. (“Arch Re Bermuda”) ceded $3.5 million of premiums written, or 0.9%, under a quota share reinsurance treaty to Flatiron Re Ltd. (“Flatiron”), compared to $18.4 million, or 4.2%, in the 2008 first quarter. Commission income from the treaty (in excess of the reimbursement of direct acquisition expenses) reduced the reinsurance segment’s acquisition expense ratio by 0.8 points in the 2009 first quarter, compared to 3.3 points in the 2008 first quarter. On December 31, 2007, the quota share reinsurance treaty with Flatiron expired by its terms.

Net premiums written by the reinsurance segment in the 2009 first quarter were 6.7% lower than in the 2008 first quarter, primarily due to the items noted above. For information regarding net premiums written produced by major line of business and geographic location, refer to note 4, “Segment Information,” of the notes accompanying our consolidated financial statements.

Net Premiums Earned.  Net premiums earned in the 2009 first quarter were 3.6% higher than in the 2008 first quarter, and reflect changes in net premiums written over the previous five quarters, including the mix and type of business written.

Losses and Loss Adjustment Expenses.  The reinsurance segment’s loss ratio was 43.6% in the 2009 first quarter, compared to 40.5% for the 2008 first quarter. The loss ratio for the 2009 first quarter reflected a 14.0 point reduction related to estimated net favorable development in prior year loss reserves, compared to a 17.7 point reduction in the 2008 first quarter. The estimated net favorable development in the 2009 first quarter primarily resulted from better than anticipated claims emergence in older underwriting years. The 2009 first quarter loss ratio also reflected approximately 2.7 points of catastrophic activity, while the 2008 first quarter loss ratio reflected approximately 2.0 points of catastrophic activity. The reinsurance segment’s 2009 first quarter loss ratio also reflected an increase in expected loss ratios in a number of lines of business primarily due to the anticipated impact of rate changes as well as changes in the mix of business.

Prior to April 2006, the reinsurance segment had in effect a catastrophe reinsurance program which provided coverage for certain catastrophe-related losses worldwide. The coverage was not renewed upon expiration. While our reinsurance operations may purchase industry loss warranty contracts and other reinsurance which is intended to limit their exposure, the non-renewal of the catastrophe reinsurance program and the quota share reinsurance treaty with Flatiron increases the risk retention of our reinsurance operations and, as a result, may increase the volatility in our results of operations in future periods.

Underwriting Expenses.  The underwriting expense ratio for the reinsurance segment was 29.1% in the 2009 first quarter, compared to 28.0% in the 2008 first quarter. The acquisition expense ratio for the 2009 first quarter was 23.0%, compared to 21.7% for the 2008 first quarter, with the increase primarily due to a lower level of commission income from the Treaty with Flatiron noted above. In addition, the 2009 first quarter loss ratio reflected 0.7 points related to estimated net favorable development in prior year loss reserves. The comparison of the 2009 first quarter and 2008 first quarter acquisition expense ratios is influenced by, among other things, the mix and type of business written and earned and the level of ceding commission income. The reinsurance segment’s other operating expense ratio was 6.1% for the 2009 first quarter, compared to 6.3% for the 2008 first quarter. The decrease in the operating expense ratio primarily related to a higher level of net premiums earned in the 2009 first quarter.

Net Investment Income

Net investment income for the 2009 first quarter was $95.9 million, compared to $122.2 million in the 2008 first quarter. The lower level of net investment income in the 2009 first quarter, compared to the 2008 first quarter, was primarily driven by a decline in yields on our invested assets and also reflected (i) a reduction in the portfolio’s effective duration, (ii) a decrease in income from our securities lending program; and (iii) reductions to the cost basis of treasury inflation protected securities (TIPS) in the 2009 first quarter which resulted from a decline in the consumer price index (CPI). In addition, the 2008 first quarter included $3.4 million of interest income related to a favorable arbitration decision. The pre-tax investment income yield was 3.82% for the 2009 first quarter, compared to 4.88% (excluding the arbitration interest) for the 2008 first quarter. The pre-tax investment income yields were calculated based on amortized cost. Yields on future investment income may vary based on financial market conditions, investment allocation decisions and other factors.

Net Realized Gains or Losses

Net realized gains (losses) were as follows, excluding other-than-temporary impairment provisions:

	Three Months Ended March 31,
(U.S. dollars in thousands)	2009	2008

Fixed maturities	$6,170	$65,467
Other investments	(18,586)	(3,113)
Other (1)	7,252	(13,668)
Net realized gains (losses)	$(5,164)	$48,686

(1) Primarily consists of net realized gains or losses related to investment-related derivatives and foreign currency forward contracts.

Currently, our portfolio is actively managed to maximize total return within certain guidelines. In assessing returns under this approach, we include net investment income, net realized gains and losses and the change in unrealized gains and losses generated by our investment portfolio. The effect of financial market movements on the investment portfolio will directly impact net realized gains and losses as the portfolio is adjusted and rebalanced. Total return on our portfolio under management, as reported to us by our investment advisors, for the 2009 first quarter was 1.09%, compared to 0.95% for the 2008 first quarter. Excluding foreign exchange, total return was 1.23% for the 2009 first quarter, compared to 0.71% for the 2008 first quarter.

Net Impairment Losses Recognized in Earnings

We review our investment portfolio each quarter to determine if declines in value are other-than-temporary. The process for identifying declines in the market value of investments that are other-than-temporary involves consideration of several factors. These factors include (i) the time period in which there has been a significant decline in value, (ii) the liquidity, business prospects and overall financial condition of the issuer, and (iii) the significance of the decline. For the 2009 first quarter, we recorded $93.0 million of other-than-temporary impairments (“OTTI”) of which $36.1 million was recognized as credit related impairments in earnings, with the remaining $56.9 million related to other factors and recorded as an unrealized loss in accumulated other comprehensive income (loss). The OTTI recorded in the 2009 first quarter primarily resulted from reductions in estimated recovery values on certain mortgage-backed and asset-backed securities following the review of such securities. We recorded $12.7 million of OTTI as a charge against earnings in the 2008 first quarter. Such amount was recorded prior to the adoption of FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” and included a portion related to credit losses and a portion related to all other factors.

Equity in Net Income (Loss) of Investment Funds Accounted for Using the Equity Method

We recorded $9.6 million of net losses related to investment funds accounted for using the equity method in the 2009 first quarter, compared to net losses of $22.3 million for the 2008 first quarter. Due to the ownership structure of these funds, which invest in fixed maturity securities, we use the equity method. In applying the equity method, these investments are initially recorded at cost and are subsequently adjusted based on our proportionate share of the net income or loss of the funds (which include changes in the market value of the underlying securities in the funds). Fluctuations in the carrying value of the investment funds accounted for using the equity method may increase the volatility of our reported results of operations. Investment funds accounted for using the equity method totaled $293.5 million at March 31, 2009, compared to $301.0 million at December 31, 2008.

Other Expenses

Other expenses, which are included in our other operating expenses and part of corporate and other (non-underwriting), were $6.0 million for the 2009 first quarter, compared to $5.3 million for the 2008 first quarter. Such amounts primarily represent certain holding company costs necessary to support our worldwide insurance and reinsurance operations, share based compensation expense and costs associated with operating as a publicly traded company.

Net Foreign Exchange Gains or Losses

Net foreign exchange gains for the 2009 first quarter of $25.2 million consisted of net unrealized gains of $25.9 million and net realized losses of $0.7 million, compared to net foreign exchange losses for the 2008 first quarter of $23.6 million which consisted of net unrealized losses of $22.3 million and net realized losses of $1.3 million. Net unrealized foreign exchange gains or losses result from the effects of revaluing our net insurance liabilities required to be settled in foreign currencies at each balance sheet date. We hold investments in foreign currencies which are intended to mitigate its exposure to foreign currency fluctuations in its net insurance liabilities. However, changes in the value of such investments due to foreign currency rate movements are reflected as a direct increase or decrease to shareholders’ equity and are not included in the statements of income.

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

On a consolidated basis, our aggregate investable assets totaled $10.25 billion at March 31, 2009, compared to $9.97 billion at December 31, 2008, as detailed in the table below:

	March 31, 2009	December 31, 2008

Fixed maturities available for sale, at market value	$8,540,653	$8,122,221
Fixed maturities pledged under securities lending agreements, at market value (1)	503,449	626,501
Total fixed maturities	9,044,102	8,748,722
Short-term investments available for sale, at market value	749,708	479,586
Short-term investments pledged under securities lending agreements, at market value (1)	56,242	101,564
Cash	244,037	251,739
Other investments
Fixed income mutual funds	32,912	39,858
Privately held securities and other	72,076	69,743
Investment funds accounted for using the equity method	293,452	301,027
Total cash and investments (1)	10,492,529	9,992,239
Securities transactions entered into but not settled at the balance sheet date	(241,836)	(18,236)
Total investable assets	$10,250,693	$9,974,003

(1) In our securities lending transactions, we receive collateral in excess of the market value of the fixed maturities and short-term investments pledged under securities lending agreements. For purposes of this table, we have excluded the investment of collateral received at March 31, 2009 and December 31, 2008 of $550.8 million and $730.2 million, respectively, which is reflected as “investment of funds received under securities lending agreements, at market value” and included the $559.7 million and $728.1 million, respectively, of “fixed maturities and short-term investments pledged under securities lending agreements, at market value.”

At March 31, 2009, our fixed income portfolio, which includes fixed maturity securities and short-term investments, had a “AA+” average Standard & Poor’s quality rating, an average effective duration of 3.02 years, and an average yield to maturity (imbedded book yield), before investment expenses, of 4.17%. At December 31, 2008, our fixed income portfolio had a “AA+” average Standard & Poor’s quality rating, an average effective duration of 3.62 years, and an average yield to maturity (imbedded book yield), before investment expenses, of 4.55%. At March 31, 2009, approximately $5.84 billion, or 57.0%, of our total investments and cash was internally managed, compared to $5.3 billion, or 52.2%, at December 31, 2008.

The distribution of our fixed maturities and fixed maturities pledged under securities lending agreements by type is shown below:

	March 31, 2009		December 31, 2008
	Estimated Market Value	Net Unrealized Gains (Losses)	Estimated Market Value	Net Unrealized Gains (Losses)

Corporate bonds	$2,181,763	$(91,533)	$2,019,373	$(47,848)
Mortgage backed securities	1,692,863	(107,119)	1,581,736	(102,453)
U.S. government and government agencies	1,547,416	43,685	1,463,897	63,603
Commercial mortgage backed securities	1,209,605	(28,123)	1,219,737	(52,084)
Asset backed securities	922,560	(37,400)	970,041	(69,641)
Municipal bonds	861,954	30,464	965,966	25,085
Non-U.S. government securities	627,941	(1,574)	527,972	1,806
Total	$9,044,102	$(191,600)	$8,748,722	$(181,532)

The credit quality distribution of our fixed maturities and fixed maturities pledged under securities lending agreements is shown below:

	March 31, 2009		December 31, 2008
Rating (1)	Estimated Market Value	% of Total	Estimated Market Value	% of Total

AAA	$7,146,184	79.0	$6,756,503	77.2
AA	833,192	9.2	815,512	9.3
A	645,995	7.2	750,947	8.6
BBB	178,854	2.0	195,319	2.2
BB	54,094	0.6	52,349	0.6
B	126,670	1.4	126,688	1.5
Lower than B	11,825	0.1	9,549	0.1
Not rated	47,288	0.5	41,855	0.5
Total	$9,044,102	100.0	$8,748,722	100.0

(1) Ratings as assigned by the major rating agencies.

The following table summarizes our top ten exposures to fixed income corporate issuers at March 31, 2009:

	Estimated Market Value
(U.S. dollars in thousands)	Government Guaranteed (1)	Not Guaranteed	Total

JPMorgan Chase & Co.	$75,837	$37,671	$113,508
Bank of America Corp.	65,924	44,059	109,983
General Electric Capital Corp.	20,022	61,791	81,813
Citigroup Inc.	10,367	43,830	54,197
Wells Fargo & Company	—	52,213	52,213
Goldman Sachs Group Inc.	37,720	10,667	48,387
Verizon Communications Inc.	—	47,632	47,632
Japan Finance Corp.	46,787	—	46,787
Macquarie Group Ltd.	43,540	—	43,540
HSBC Holdings PLC	26,107	13,986	40,093
Total	$326,304	$311,849	$638,153

(1) Securities of U.S.-domiciled issuers are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”), a U.S. government agency, under the Temporary Liquidity Guarantee Program. Japan Finance Corp., Macquarie Group Ltd. and HSBC Holdings PLC securities are guaranteed by the governments of Japan, Australia and the United Kingdom, respectively.

As of March 31, 2009, we held insurance enhanced municipal bonds, net of prerefunded bonds that are escrowed in U.S. government obligations, in the amount of $324.9 million, which represented 3.2% of our total invested assets. These securities had an average rating of “Aa3” by Moody’s and “AA” by Standard & Poor’s. Giving no effect to the insurance enhancement, the overall credit quality of our insured municipal bond portfolio was an average underlying rating of “Aa3” by Moody’s and “AA” by Standard & Poor’s. Guarantors of our insurance enhanced municipal bonds, net of prerefunded bonds that are escrowed in U.S. government obligations, included MBIA Insurance Corporation ($142.9 million), Financial Security Assurance Inc. ($87.4 million), Ambac Financial Group, Inc. ($47.9 million), Financial Guaranty Insurance Company ($24.4 million) and the Texas Permanent School Fund ($22.3 million). We do not have a significant exposure to insurance enhanced asset-backed or mortgage-backed securities. We do not have any significant investments in companies which guarantee securities at March 31, 2009.

The following table provides information on our mortgage backed securities (“MBS”) and commercial mortgage backed securities (“CMBS”) at March 31, 2009, excluding amounts guaranteed by the U.S. government:

				Estimated Market Value
(U.S. dollars in thousands)	Issuance Year	Par Value	Average Credit Quality	Total	% of Asset Class	% of Investable Assets

MBS:
Non-agency MBS	2002	$5,363	AAA	$4,880	0.3%	0.0%
	2003	4,367	AAA	3,777	0.2%	0.0%
	2004	42,508	AAA	31,190	1.8%	0.3%
	2005	111,702	AA+	60,574	3.6%	0.6%
	2006	86,381	AA+	46,989	2.8%	0.5%
	2007	124,097	A	73,793	4.4%	0.7%
	2008	30,211	AAA	23,751	1.4%	0.2%
Total non-agency MBS		$404,629	AA	$244,954	14.5%	2.3%

CMBS:
Non-agency CMBS	1998	$3,400	AAA	$3,289	0.3%	0.0%
	1999	86,929	AAA	88,419	7.3%	0.9%
	2000	129,351	AAA	131,302	10.9%	1.3%
	2001	131,981	AAA	128,942	10.7%	1.3%
	2002	70,822	AAA	67,959	5.6%	0.7%
	2003	97,332	AAA	91,854	7.6%	0.9%
	2004	77,045	AAA	69,348	5.7%	0.7%
	2005	77,943	AAA	64,212	5.3%	0.6%
	2006	36,807	AAA	28,027	2.3%	0.3%
	2007	37,900	AAA	31,750	2.6%	0.3%
Total non-agency CMBS		$749,510	AAA	$705,102	58.3%	7.0%

Additional Statistics:	Non-Agency MBS	Non-Agency CMBS (1)
Weighted average loan age (months)	39	81
Weighted average life (months) (2)	47	34
Effective duration	0.15	1.76
Weighted average loan-to-value % (3)	69.4%	57.0%
Total delinquencies (4)	9.9%	1.3%
Current credit support % (5)	15.5%	30.0%

(1) Loans defeased with government/agency obligations represented approximately 22% of the collateral underlying our CMBS holdings.

(2) The weighted average life for MBS is based on the interest rates in effect at March 31, 2009. The weighted average life for CMBS reflects the average life of the collateral underlying our CMBS holdings.

(3) The range of loan-to-values on MBS is 37% to 91% while the range of loan-to-values on CMBS is 43% to 76%.

(4) Total delinquencies includes 60 days and over.

(5) Current credit support % represents the percentage for a collateralized mortgage obligation (“CMO”) or CMBS class/tranche from other subordinate classes in the same CMO or CMBS deal.

The following table provides information on our asset backed securities (“ABS”) at March 31, 2009:

				Estimated Market Value
(U.S. dollars in thousands)	Par Value	Average Credit Quality	Effective Duration	Total	% of Asset Class	% of Investable Assets

Sector:
Autos (1)	$259,576	AAA	1.32	$253,993	27.5%	2.5%
Credit cards (2)	441,359	AAA	1.26	421,599	45.7%	4.1%
Rate reduction bonds (3)	140,997	AAA	1.84	146,393	15.9%	1.4%
Student loans (4)	40,625	AAA	(0.02)	39,020	4.2%	0.4%
Equipment (5)	32,899	AAA	1.53	32,863	3.6%	0.3%
Other	9,346	AAA	0.20	8,086	0.9%	0.1%
	924,802	AAA	1.31	901,954	97.8%	8.8%

Home equity (6)	$33,019	AAA	0.01	$17,866	1.9%	0.2%
	17,705	AA	0.01	2,447	0.3%	0.0%
	760	A	0.01	158	0.0%	0.0%
	13	B	0.01	0	0.0%	0.0%
	5,400	CCC	0.01	76	0.0%	0.0%
	697	D	0.07	59	0.0%	0.0%
	57,594	AA	0.01	20,606	2.2%	0.2%

Total ABS	$982,396	AAA	1.23	$922,560	100.0%	9.0%

(1) The weighted average credit support % on autos is 18.2%.

(2) The average excess spread % on credit cards is 6.9%.

(3) The weighted average credit support % on rate reduction bonds is 1.5%.

(4) The weighted average credit support % on student loans is 4.5%.

(5) The weighted average credit support % on equipment is 5.5%.

(6) The weighted average credit support % on home equity is 33.7%.

At March 31, 2009, our fixed income portfolio included $62.7 million par value in sub-prime securities with an estimated market value of $24.1 million and an average credit quality of “AA.” Such amounts were primarily in the home equity sector of our asset backed securities with the balance in other ABS, MBS and CMBS sectors. We define sub-prime mortgage-backed securities as investments in which the underlying loans primarily exhibit one or more of the following characteristics: low FICO scores, above-prime interest rates, high loan-to-value ratios or high debt-to-income ratios. In addition, the portfolio of collateral backing our securities lending program contains $33.8 million estimated market value of sub-prime securities with an average credit quality of “Ba2” from Moody’s and “AAA” from Standard & Poor’s.

Certain of our investments, primarily those included in “other investments” and “investment funds accounted for using the equity method” on our balance sheet, may use leverage to achieve a higher rate of return. While leverage presents opportunities for increasing the total return of such investments, it may increase losses as well. Accordingly, any event that adversely affects the value of the underlying securities held by such investments would be magnified to the extent leverage is used and our potential losses from such investments would be magnified. In addition, the structures used to generate leverage may lead to such investment funds being required to meet covenants based on market valuations and asset coverage. Market valuation declines in the funds could force the sale of investments into a depressed market, which may result in significant additional losses. Alternatively, the funds may attempt to deleverage by raising additional equity or potentially changing the terms of the established financing arrangements. We may choose to participate in the additional funding of such investments. Our investment commitments related to investment funds accounted for using the equity method, totaled approximately $7.9 million.

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

Other investments totaled $105.0 million at March 31, 2009, compared to $109.6 million at December 31, 2008. Investment funds accounted for using the equity method totaled $293.5 million at March 31, 2009, compared to $301.0 million at December 31, 2008. See Note 7, “Investment Information—Other Investments” and “Investment Information—Investment Funds Accounted for Using the Equity Method” of the notes accompanying our consolidated financial statements for further details.

SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP and provides a common definition of fair value to be used throughout GAAP. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly fashion between market participants at the measurement date.

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

The independent pricing sources obtain market quotations and actual transaction prices for securities that have quoted prices in active markets. Each source has its own proprietary method for determining the fair value of securities that are not actively traded. In general, these methods involve the use of “matrix pricing” in which the independent pricing source uses observable market inputs including, but not limited to, investment yields, credit risks and spreads, benchmarking of like securities, broker-dealer quotes, reported trades and sector groupings to determine a reasonable fair market value. In addition, pricing vendors use model processes, such as an Option Adjusted Spread model, to develop prepayment and interest rate scenarios. The Option Adjusted Spread model is commonly used to estimate fair value for securities such as mortgage backed and asset backed securities. In certain circumstances, when fair market values are unavailable from these independent pricing sources, quotes are obtained directly from broker-dealers who are active in the corresponding markets. Such quotes are subject to the validation procedures noted above. Of the $9.9 billion of financial assets and liabilities measured at fair value, approximately $524 million, or 5.3%, were priced using non-binding broker-dealer quotes.

We review our securities measured at fair value and discusses the proper classification of such investments with investment advisors and others. Upon adoption of SFAS No. 157 and at March 31, 2009, we determined that Level 1 securities included highly liquid, recent issue U.S. Treasuries and certain of its short-term investments held in highly liquid money market-type funds where it believes that quoted prices are available in an active market.

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

See Note 7, “Investment Information—Fair Value” of the notes accompanying our consolidated financial statements for a summary of our financial assets and liabilities measured at fair value at March 31, 2009 by SFAS No. 157 hierarchy.

Reinsurance Recoverables

We monitor the financial condition of our reinsurers and attempt to place coverages only with substantial, financially sound carriers. At March 31, 2009, approximately 88.9% of reinsurance recoverables on paid and unpaid losses (not including prepaid reinsurance premiums) of $1.79 billion were due from carriers which had an A.M. Best rating of “A-” or better and the largest reinsurance recoverables from any one carrier was less than 6.9% of our total shareholders’ equity. At December 31, 2008, approximately 88.5% of reinsurance recoverables on paid and unpaid losses (not including prepaid reinsurance premiums) of $1.79 billion were due from carriers which had an A.M. Best rating of “A-” or better and the largest reinsurance recoverables from any one carrier was less than 7.3% of our total shareholders’ equity.

Reinsurance recoverables from Flatiron, which is not rated by A.M. Best, were $153.5 million at March 31, 2009, compared to $148.7 million at December 31, 2008. As noted above, Flatiron is required to contribute funds into a trust for the benefit of Arch Re Bermuda. The recoverable from Flatiron was fully collateralized through such trust at March 31, 2009 and December 31, 2008. See Note 5, “Reinsurance,” of the notes accompanying our consolidated financial Statements for further details on the quota share reinsurance treaty with Flatiron.

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

At March 31, 2009 and December 31, 2008, our Loss Reserves, net of unpaid losses and loss adjustment expenses recoverable, by type and by operating segment were as follows:

	March 31, 2009	December 31, 2008

Insurance:
Case reserves	$1,047,926	$1,043,168
IBNR reserves	2,322,929	2,257,735
Total net reserves	$3,370,855	$3,300,903

Reinsurance:
Case reserves	$679,172	$661,621
Additional case reserves	88,283	87,820
IBNR reserves	1,860,226	1,887,478
Total net reserves	$2,627,681	$2,636,919

Total:
Case reserves	$1,727,098	$1,704,789
Additional case reserves	88,283	87,820
IBNR reserves	4,183,155	4,145,213
Total net reserves	$5,998,536	$5,937,822

At March 31, 2009 and December 31, 2008, the insurance segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	March 31, 2009	December 31, 2008

Casualty	$663,786	$673,511
Property, energy, marine and aviation.	525,450	518,475
Executive assurance	473,834	445,922
Professional liability	452,617	448,769
Programs	412,228	400,245
Construction	405,473	389,931
Healthcare	148,369	148,915
Surety	77,825	79,705
National accounts casualty	63,619	54,974
Travel and accident	19,949	20,638
Other	127,705	119,818
Total net reserves	$3,370,855	$3,300,903

At March 31, 2009 and December 31, 2008, the reinsurance segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	March 31, 2009	December 31, 2008

Casualty	$1,739,612	$1,739,394
Property excluding property catastrophe	298,591	299,811
Marine and aviation	239,634	238,959
Other specialty	157,820	163,099
Property catastrophe	143,755	145,211
Other	48,269	50,445
Total net reserves	$2,627,681	$2,636,919

Shareholders’ Equity

Our shareholders’ equity was $3.63 billion at March 31, 2009, compared to $3.43 billion at December 31, 2008. The increase in the 2009 period of $197.4 million was attributable to net income for the period and an after-tax increase in the fair value of our investment portfolio.

Book Value per Common Share

The following table presents the calculation of book value per common share at March 31, 2009 and December 31, 2008:

(U.S. dollars in thousands, except share data)	March 31, 2009	December 31, 2008

Calculation of book value per common share:
Total shareholders’ equity	$3,630,396	$3,432,965
Less preferred shareholders’ equity	(325,000)	(325,000)
Common shareholders’ equity	$3,305,396	$3,107,965
Common shares outstanding (1)	60,532,222	60,511,974
Book value per common share	$54.61	$51.36

(1)	Excludes the effects of 5,111,344 and 5,131,135 stock options and 347,019 and 412,622 restricted stock units outstanding at March 31, 2009 and December 31, 2008, respectively.

Liquidity and Capital Resources

ACGL is a holding company whose assets primarily consist of the shares in its subsidiaries. Generally, ACGL depends on its available cash resources, liquid investments and dividends or other distributions from its subsidiaries to make payments, including the payment of debt service obligations and operating expenses it may incur and any dividends or liquidation amounts with respect to the series A non-cumulative and series B non-cumulative preferred shares and common shares. ACGL’s readily available cash, short-term investments and marketable securities, excluding amounts held by our regulated insurance and reinsurance subsidiaries, totaled $12.5 million at March 31, 2009, compared to $16.8 million at December 31, 2008. During the 2009 first quarter, ACGL received dividends of $6.5 million from Arch Re Bermuda which were used to fund the payment of preferred dividends.

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

Our insurance and reinsurance subsidiaries are required to maintain assets on deposit, which primarily consist of fixed maturities, with various regulatory authorities to support their operations. The assets on deposit are available to settle insurance and reinsurance liabilities to third parties. Our insurance and reinsurance subsidiaries also have investments in segregated portfolios primarily to provide collateral or guarantees for letters of credit to third parties. At March 31, 2009 and December 31, 2008, such amounts approximated $1.32 billion and $1.28 billion, respectively. In addition, certain of our operating subsidiaries maintain assets in trust accounts as collateral for insurance and reinsurance transactions with affiliated companies. At March 31, 2009 and December 31, 2008, such amounts approximated $4.18 billion and $4.03 billion, respectively.

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

Consolidated net cash provided by operating activities was $294.8 million for the 2009 first quarter, compared to $334.5 million for the 2008 first quarter. The lower level of operating cash flows in the 2009 first quarter primarily resulted from an increase in paid losses, as our insurance and reinsurance loss reserves have continued to mature. Cash flow from operating activities are provided by premiums collected, fee income, investment income and collected reinsurance recoverables, offset by losses and loss adjustment expense payments, reinsurance premiums paid, operating costs and current taxes paid.

On a consolidated basis, our aggregate cash and invested assets totaled $10.25 billion at March 31, 2009, compared to $9.97 billion at December 31, 2008. The primary goals of our asset liability management process are to satisfy the insurance liabilities, manage the interest rate risk embedded in those insurance liabilities and maintain sufficient liquidity to cover fluctuations in projected liability cash flows. Generally, the expected principal and interest payments produced by our fixed income portfolio adequately fund the estimated runoff of our insurance reserves. Although this is not an exact cash flow match in each period, the substantial degree by which the market value of the fixed income portfolio exceeds the expected present value of the net insurance liabilities, as well as the positive cash flow from newly sold policies and the large amount of high quality liquid bonds, provide assurance of our ability to fund the payment of claims without having to sell securities at distressed prices in an illiquid market or access credit facilities.

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

The board of directors of ACGL has authorized the investment of up to $1.5 billion in ACGL’s common shares through a share repurchase program. Such amount consisted of a $1.0 billion authorization in February 2007 and a $500.0 million authorization in May 2008. Repurchases under the program may be effected from time to time in open market or privately negotiated transactions through February 2010. In March 2009, ACGL repurchased $1.6 million of common shares through the share repurchase program. Since the inception of the share repurchase program through March 31, 2009, ACGL has repurchased approximately 15.3 million common shares for an aggregate purchase price of $1.05 billion.

At March 31, 2009, approximately $448.3 million of share repurchases were available under the program. The timing and amount of the repurchase transactions under this program will depend on a variety of factors, including market conditions and corporate and regulatory considerations. In light of current financial and insurance market conditions, we will likely not repurchase significant amounts of shares in 2009, although our plans may change depending on market conditions, our share price performance or other factors. In connection with the share repurchase program, the Warburg Pincus funds waived their rights relating to share repurchases under the shareholders agreement for all repurchases of common shares by ACGL under the share repurchase program in open market transactions and certain privately negotiated transactions.

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

In August 2006, we entered into a five-year agreement for a $300.0 million unsecured revolving loan and letter of credit facility and a $1.0 billion secured letter of credit facility. Under the terms of the agreement, Arch Reinsurance Company (“Arch Re U.S.”) is limited to issuing $100 million of unsecured letters of credit as part of the $300 million unsecured revolving loan. See “—Contractual Obligations and Commercial Commitments—Letters of Credit and Revolving Credit Facilities” for a discussion of our available facilities, applicable covenants on such facilities and available capacity. It is anticipated that the available facilities will be renewed

(or replaced) on expiry, but such renewal (or replacement) will be subject to the availability of credit from banks which we utilize. Given the recent disruptions in the capital markets, we can provide no assurance that we will be able to renew the facilities in August 2011 on satisfactory terms and, if renewed, the costs of the facilities may be significantly higher than the costs of our existing facilities.

During 2006, ACGL completed two public offerings of non-cumulative preferred shares. On February 1, 2006, $200.0 million principal amount of 8.0% series A non-cumulative preferred shares (“series A preferred shares”) were issued with net proceeds of $193.5 million and, on May 24, 2006, $125.0 million principal amount of 7.875% series B non-cumulative preferred shares (“series B preferred shares” and together with the series A preferred shares, the “preferred shares”) were issued with net proceeds of $120.9 million. The net proceeds of the offerings were used to support the underwriting activities of ACGL’s insurance and reinsurance subsidiaries. ACGL has the right to redeem all or a portion of each series of preferred shares at a redemption price of $25.00 per share on or after (1) February 1, 2011 for the series A preferred shares and (2) May 15, 2011 for the series B preferred shares. Dividends on the preferred shares are non-cumulative. Consequently, in the event dividends are not declared on the preferred shares for any dividend period, holders of preferred shares will not be entitled to receive a dividend for such period, and such undeclared dividend will not accrue and will not be payable. Holders of preferred shares will be entitled to receive dividend payments only when, as and if declared by ACGL’s board of directors or a duly authorized committee of ACGL’s board of directors. Any such dividends will be payable from the date of original issue on a non-cumulative basis, quarterly in arrears. To the extent declared, these dividends will accumulate, with respect to each dividend period, in an amount per share equal to 8.0% of the $25.00 liquidation preference per annum for the series A preferred shares and 7.875% of the $25.00 liquidation preference per annum for the series B preferred shares. During the 2009 and 2008 first quarters, we paid $6.5 million to holders of the preferred shares and, at March 31, 2009, had declared an aggregate of $3.3 million of dividends to be paid to holders of the preferred shares.

In March 2009, ACGL and Arch Capital Group (U.S.) Inc. filed a universal shelf registration statement with the SEC. This registration statement allows for the possible future offer and sale by us of various types of securities, including unsecured debt securities, preference shares, common shares, warrants, share purchase contracts and units and depositary shares. The shelf registration statement enables us to efficiently access the public debt and/or equity capital markets in order to meet our future capital needs. The shelf registration statement also allows selling shareholders to resell common shares that they own in one or more offerings from time to time. We will not receive any proceeds from any shares offered by the selling shareholders. This report is not an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

At March 31, 2009, our capital of $4.03 billion consisted of $300.0 million of senior notes, representing 7.4% of the total, $100.0 million of revolving credit agreement borrowings due in August 2011, representing 2.5% of the total, $325.0 million of preferred shares, representing 8.1% of the total, and common shareholders’ equity of $3.31 billion, representing the balance. At December 31, 2008, ACGL’s capital of $3.83 billion consisted of $300.0 million of senior notes, representing 7.8% of the total, $100.0 million of revolving credit agreement borrowings due in August 2011, representing 2.6% of the total, $325.0 million of preferred shares, representing 8.5% of the total, and common shareholders’ equity of $3.11 billion, representing the balance. The increase in capital during the 2009 first quarter was primarily attributable to net income and an after-tax increase in the market value of our investment portfolio.

Off-Balance Sheet Arrangements

Off-balance sheet arrangements are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2008.

Market Sensitive Instruments and Risk Management

In accordance with the SEC’s Financial Reporting Release No. 48, we performed a sensitivity analysis to determine the effects that market risk exposures could have on the future earnings, fair values or cash flows of our financial instruments as of March 31, 2009. (See section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Sensitive Instruments and Risk Management” included in our 2008 Annual Report on Form 10-K.) Market risk represents the risk of changes in the fair value of a financial instrument and is comprised of several components, including liquidity, basis and price risks. At March 31, 2009, material changes in market risk exposures that affect the quantitative and qualitative disclosures presented as of December 31, 2008 were as follows:

Investment Market Risk

Fixed Income Securities. We invest in interest rate sensitive securities, primarily debt securities. We consider the effect of interest rate movements on the market value of our fixed maturities, fixed maturities pledged under securities lending agreements, short-term investments and certain of our other investments which invest in fixed income securities and the corresponding change in unrealized appreciation. As interest rates rise, the market value of our interest rate sensitive securities falls, and the converse is also true. The following table summarizes the effect that an immediate, parallel shift in the interest rate yield curve would have had on the portfolio at March 31, 2009 and December 31, 2008. Based on historical observations, there is a low probability that all interest rate yield curves would shift in the same direction at the same time. Furthermore, in recent months interest rate movements in many credit sectors have exhibited a much lower correlation to changes in U.S. Treasury yields. Accordingly, the actual effect of interest rate movements may differ materially from the amounts set forth below. For further discussion on investment activity, please refer to “—Financial Condition, Liquidity and Capital Resources—Financial Condition—Investable Assets”

	Interest Rate Shift in Basis Points
(U.S. dollars in millions)	-100	-50	0	50	100

March 31, 2009:
Total market value	$10,229.6	$10,084.8	$9,935.2	$9,784.5	$9,633.6
Market value change from base	2.96%	1.51%	—	(1.52)%	(3.04)%
Change in unrealized value	$294.4	$149.6	—	$(150.7)	$(301.6)

December 31, 2008:
Total market value	$9,999.5	$9,832.3	$9,641.7	$9,481.8	$9,312.7
Market value change from base	3.71%	1.98%	—	(1.66)%	(3.41)%
Change in unrealized value	$357.8	$190.6	—	$(159.9)	$(329.0)

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

The following table summarizes the effect that an immediate, parallel shift in credit spreads in a static interest rate environment would have had on the portfolio at March 31, 2009 and December 31, 2008:

	Credit Spread Shift in Basis Points
(U.S. dollars in millions)	-100	-50	0	50	100

March 31, 2009:
Total market value	$10,138.9	$10,084.8	$9,935.2	$9,832.9	$9,731.5
Market value change from base	2.05%	1.03%	—	(1.03)%	(2.05)%
Change in unrealized value	$203.7	$102.3	—	$(102.3)	$(203.7)

December 31, 2008:
Total market value	$9,850.0	$9,745.8	$9,641.7	$9,537.6	$9,433.4
Market value change from base	2.16%	1.08%	—	(1.08)%	(2.16)%
Change in unrealized value	$208.3	$104.1	—	$(104.1)	$(208.3)

Another method that attempts to measure portfolio risk is Value-at-Risk (“VaR”). VaR attempts to take into account a broad cross-section of risks facing a portfolio by utilizing relevant securities volatility data skewed towards the most recent months and quarters. VaR measures the amount of a portfolio at risk for outcomes 1.65 standard deviations from the mean based on normal market conditions over a one year time horizon and is expressed as a percentage of the portfolio’s initial value. In other words, 95% of the time, should the risks taken into account in the VaR model perform per their historical tendencies, the portfolio’s loss in any one year period is expected to be less than or equal to the calculated VaR, stated as a percentage of the measured portfolio’s initial value. As of March 31, 2009, our portfolio’s VaR was estimated to be 7.24%, compared to an estimated 8.49% at December 31, 2008.

Investment-Related Derivatives. We invest in certain derivative instruments to replicate investment positions and to manage market exposures and duration risk. At March 31, 2009, the notional value of the net long position for Treasury note futures was $438.0 million, compared to $556.3 million at December 31, 2008. At March 31, 2009, the notional value of the net long position for U.K. and German government futures was nil, compared to $363.3 million at December 31, 2008 (at December 31, 2008 foreign currency rates). At March 31, 2009, the notional value of the net long position of gold futures was $18.5 million, compared to nil at December 31, 2008. A 10% depreciation of the underlying exposure to these derivative instruments at March 31, 2009 and December 31, 2008 would have resulted in a reduction in net income of approximately $45.7 million and $92.0 million, respectively, and would have decreased book value per common share by $0.75 and $1.52, respectively.

Foreign Currency Exchange Risk

Foreign currency rate risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates. A 10% depreciation of the U.S. Dollar against other currencies under our outstanding contracts at March 31, 2009 and December 31, 2008, net of unrealized appreciation on our securities denominated in currencies other than the U.S. Dollar, would have resulted in unrealized gains of approximately $5.4 million and $4.9 million, respectively, and would have increased book value per common share by approximately $0.09 and $0.08, respectively. A 10% appreciation of the U.S. Dollar against other currencies under our outstanding contracts at March 31, 2009 and December 31, 2008, net of unrealized depreciation on our securities denominated in currencies other than the U.S. Dollar, would have resulted in unrealized losses of approximately $5.4 million and $4.9 million, respectively, and would have decreased book value per common share by approximately $0.09 and $0.08, respectively. Historical observations indicate a low probability that all foreign currency exchange rates would shift against the U.S. Dollar in the same direction and at the same time and, accordingly, the actual effect of foreign currency rate movements may differ materially from the amounts set forth above. For further discussion on foreign exchange activity, please refer to “—Results of Operations.”

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

•                       developments in the world’s financial and capital markets and our access to such markets;

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

•                       accuracy of those estimates and judgments utilized in the preparation of our financial statements, including those related to revenue recognition, insurance and other reserves, reinsurance recoverables, investment valuations, intangible assets, bad debts, income taxes, contingencies and litigation, and any determination to use the deposit method of accounting, which for a relatively new insurance and reinsurance company, like our company, are even more difficult to make than those made in a mature company since relatively limited historical information has been reported to us through March 31, 2009;

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

Other Financial Information

The consolidated financial statements as of March 31, 2009 and for the three-month periods ended March 31, 2009 and 2008 have been reviewed by PricewaterhouseCoopers LLP, an independent registered public accounting firm. Their report (dated May 11, 2009) is included on page 2. The report of PricewaterhouseCoopers LLP states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act of 1933.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

We, in common with the insurance industry in general, are subject to litigation and arbitration in the normal course of our business. As of March 31, 2009, we were not a party to any material litigation or arbitration other than as a part of the ordinary course of business in relation to claims and reinsurance recoverable matters, none of which is expected by management to have a significant adverse effect on our results of operations and financial condition and liquidity.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes ACGL’s purchases of its common shares for the 2009 first quarter:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan or Programs (2)
1/1/2009-1/31/2009	26,820	$70.10	—	$449,804
2/1/2009-2/28/2009	6,301	$52.10	—	$449,804
3/1/2009-3/31/2009	33,305	$46.62	33,305	$448,252
Total	66,426	$56.62	33,305	$448,252

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

(2)          ACGL’s board of directors authorized ACGL to invest up to $1.5 billion in ACGL’s common shares through a share repurchase program. Such amount consisted of a $1.0 billion authorization in February 2007 and a $500.0 million authorization in May 2008. Repurchases under the program may be effected from time to time in open market or privately negotiated transactions through February 2010. Since the inception of the share repurchase program, ACGL has repurchased approximately 15.3 million common shares for an aggregate purchase price of $1.05 billion. The timing and amount of the repurchase transactions under this program will depend on a variety of factors, including market conditions and corporate and regulatory considerations. In connection with the repurchase program, the Warburg Pincus funds waived their rights relating to share repurchases under the shareholders agreement for all repurchases of common shares by ACGL under the repurchase program in open market transactions and certain privately negotiated transactions.

Item 5.  Other Information

In accordance with Section 10a(i)(2) of the Securities Exchange Act of 1934, as amended, we are responsible for disclosing non-audit services to be provided by our independent auditor, PricewaterhouseCoopers LLP, which are approved by the Audit Committee of our board of directors. During the 2009 first quarter, the Audit Committee approved engagements of PricewaterhouseCoopers LLP for permitted non-audit services, substantially all of which consisted of tax services, tax consulting and tax compliance.

Item 6.  Exhibits

Exhibit No.	Description

10.1	Restricted Share Agreement, dated as of April 1, 2009, between Arch Capital Group Ltd. and John C.R. Hele

10.2	Non-Qualified Stock Option Agreement, dated as of April 1, 2009, between Arch Capital Group Ltd. and John C.R. Hele

15	Accountants’ Awareness Letter (regarding unaudited interim financial information)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCH CAPITAL GROUP LTD.
(REGISTRANT)

/s/ Constantine Iordanou
Date: May 11, 2009	Constantine Iordanou
President and Chief Executive Officer (Principal Executive Officer) and Director

/s/ John C.R. Hele
Date: May 11, 2009	John C.R. Hele
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Restricted Share Agreement, dated as of April 1, 2009, between Arch Capital Group Ltd. and John C.R. Hele

10.2	Non-Qualified Stock Option Agreement, dated as of April 1, 2009, between Arch Capital Group Ltd. and John C.R. Hele

15	Accountants’ Awareness Letter (regarding unaudited interim financial information)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002