Form 10-Q
period 2009-06-30
ARCH CAPITAL GROUP LTD.
filed 2009-08-07
CIK 947484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common shares as of the latest practicable date.

Class	Outstanding at July 31, 2009
Common Shares, $0.01 par value	60,999,191

ARCH CAPITAL GROUP LTD.

INDEX

Page No.
PART I. Financial Information

Item 1 — Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	2

Consolidated Balance Sheets
June 30, 2009 (unaudited) and December 31, 2008	3

Consolidated Statements of Income
For the three and six month periods ended June 30, 2009 and 2008 (unaudited)	4

Consolidated Statements of Changes in Shareholders’ Equity
For the six month periods ended June 30, 2009 and 2008 (unaudited)	5

Consolidated Statements of Comprehensive Income
For the six month periods ended June 30, 2009 and 2008 (unaudited)	6

Consolidated Statements of Cash Flows
For the six month periods ended June 30, 2009 and 2008 (unaudited)	7

Notes to Consolidated Financial Statements (unaudited)	8

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	41

Item 3 — Quantitative and Qualitative Disclosures About Market Risk	72

Item 4 — Controls and Procedures	72

PART II. Other Information

Item 1 — Legal Proceedings	73

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds	73

Item 4 — Submission of Matters to a Vote of Security Holders	74

Item 5 — Other Information	76

Item 6 — Exhibits	76

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Arch Capital Group Ltd.:

We have reviewed the accompanying consolidated balance sheets of Arch Capital Group Ltd. and its subsidiaries (the “Company”) as of June 30, 2009, and the related consolidated statements of income for the three-month and six-month periods ended June 30, 2009 and June 30, 2008, and the consolidated statements of changes in shareholders’ equity, comprehensive income and cash flows for each of the six-month periods ended June 30, 2009 and June 30, 2008. These interim financial statements are the responsibility of the Company’s management.

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

As discussed in Note 8 to the consolidated financial statements, the Company changed the manner in which it accounts for other-than-temporary impairment losses in 2009.

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

August 7, 2009

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share data)

	(Unaudited)
	June 30,	December 31,
	2009	2008
Assets
Investments:
Fixed maturities available for sale, at market value (amortized cost: 2009, $8,931,670; 2008, $8,314,615)	$8,944,110	$8,122,221
Short-term investments available for sale, at market value (amortized cost: 2009, $653,396; 2008, $478,088)	660,859	479,586
Investment of funds received under securities lending agreements, at market value (amortized cost: 2009, $570,816; 2008, $750,330)	556,473	730,194
Other investments (cost: 2009, $115,534; 2008, $125,858)	115,260	109,601
Investment funds accounted for using the equity method	370,165	301,027
Total investments	10,646,867	9,742,629

Cash	336,693	251,739
Accrued investment income	70,854	78,052
Investment in joint venture (cost: $100,000)	100,656	98,341
Fixed maturities and short-term investments pledged under securities lending agreements, at market value	559,385	728,065
Premiums receivable	735,969	628,951
Unpaid losses and loss adjustment expenses recoverable	1,740,248	1,729,135
Paid losses and loss adjustment expenses recoverable	53,432	63,294
Prepaid reinsurance premiums	283,488	303,707
Deferred income tax assets, net	63,838	60,192
Deferred acquisition costs, net	307,896	295,192
Receivable for securities sold	1,192,659	105,073
Other assets	549,950	532,175
Total Assets	$16,641,935	$14,616,545

Liabilities
Reserve for losses and loss adjustment expenses	$7,809,034	$7,666,957
Unearned premiums	1,632,989	1,526,682
Reinsurance balances payable	158,974	138,509
Senior notes	300,000	300,000
Revolving credit agreement borrowings	100,000	100,000
Securities lending payable	574,014	753,528
Payable for securities purchased	1,432,395	123,309
Other liabilities	604,561	574,595
Total Liabilities	12,611,967	11,183,580

Commitments and Contingencies

Shareholders’ Equity
Non-cumulative preferred shares ($0.01 par value, 50,000,000 shares authorized, issued: 13,000,000)	130	130
Common shares ($0.01 par value, 200,000,000 shares authorized, issued: 2009, 60,980,806; 2008, 60,511,974)	610	605
Additional paid-in capital	1,006,315	994,585
Retained earnings	3,046,706	2,693,239
Accumulated other comprehensive income (loss), net of deferred income tax	(23,793)	(255,594)
Total Shareholders’ Equity	4,029,968	3,432,965
Total Liabilities and Shareholders’ Equity	$16,641,935	$14,616,545

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(U.S. dollars in thousands, except share data)

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues
Net premiums written	$693,854	$686,118	$1,516,717	$1,497,460
Decrease (increase) in unearned premiums	5,404	19,557	(116,895)	(83,551)
Net premiums earned	699,258	705,675	1,399,822	1,413,909
Net investment income	100,485	117,120	196,367	239,313
Net realized gains (losses)	(11,793)	(1,920)	(16,957)	46,766

Total other-than-temporary impairment losses	(20,657)	(10,749)	(113,646)	(23,460)
Portion of loss recognized in other comprehensive income (loss), before taxes	(206)	—	56,649	—
Net impairment losses recognized in earnings	(20,863)	(10,749)	(56,997)	(23,460)

Fee income	817	1,238	1,742	2,306
Equity in net income (loss) of investment funds accounted for using the equity method	75,890	19,583	66,309	(2,730)
Other income	4,950	4,968	8,901	9,004
Total revenues	848,744	835,915	1,599,187	1,685,108

Expenses
Losses and loss adjustment expenses	398,858	404,625	799,400	809,042
Acquisition expenses	123,814	119,226	250,272	233,865
Other operating expenses	99,294	102,578	186,410	199,765
Interest expense	5,712	5,788	11,424	11,312
Net foreign exchange (gains) losses	53,658	(298)	28,453	23,289
Total expenses	681,336	631,919	1,275,959	1,277,273

Income before income taxes	167,408	203,996	323,228	407,835

Income tax expense	8,818	5,253	18,308	13,209

Net income	158,590	198,743	304,920	394,626

Preferred dividends	6,461	6,461	12,922	12,922

Net income available to common shareholders	$152,129	$192,282	$291,998	$381,704

Net income per common share
Basic	$2.52	$3.05	$4.84	$5.95
Diluted	$2.43	$2.92	$4.67	$5.71

Weighted average common shares and common share equivalents outstanding
Basic	60,417,391	62,995,550	60,365,758	64,145,533
Diluted	62,626,317	65,748,119	62,589,856	66,886,972

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(U.S. dollars in thousands)

	(Unaudited)
	Six Months Ended
	June 30,
	2009	2008
Non-Cumulative Preferred Shares
Balance at beginning and end of period	$130	$130

Common Shares
Balance at beginning of year	605	673
Common shares issued, net	5	2
Purchases of common shares under share repurchase program	—	(56)
Balance at end of period	610	619

Additional Paid-in Capital
Balance at beginning of year	994,585	1,451,667
Common shares issued	2,557	3,511
Exercise of stock options	1,233	9,073
Common shares retired	(6,243)	(391,776)
Amortization of share-based compensation	14,267	17,511
Other	(84)	(350)
Balance at end of period	1,006,315	1,089,636

Retained Earnings
Balance at beginning of year	2,693,239	2,428,117
Cumulative effect of change in accounting principle, adoption of FSP FAS 115-2/124-2 (1)	61,469	—
Balance at beginning of year, as adjusted	2,754,708	2,428,117
Dividends declared on preferred shares	(12,922)	(12,922)
Net income	304,920	394,626
Balance at end of period	3,046,706	2,809,821

Accumulated Other Comprehensive Income (Loss)
Balance at beginning of year	(255,594)	155,224
Cumulative effect of change in accounting principle, adoption of FSP FAS 115-2/124-2 (1)	(61,469)	—
Balance at beginning of year, as adjusted	(317,063)	155,224
Change in unrealized appreciation (decline) in value of investments, net of deferred income tax	339,708	(169,023)
Portion of other-than-temporary impairment losses recognized in other comprehensive income, net of deferred income tax	(56,649)	—
Foreign currency translation adjustments, net of deferred income tax	10,211	(174)
Balance at end of period	(23,793)	(13,973)

Total Shareholders’ Equity	$4,029,968	$3,886,233

(1)	FASB Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2/124-2”)

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(U.S. dollars in thousands)

	(Unaudited)
	Six Months Ended
	June 30,
	2009	2008
Comprehensive Income
Net income	$304,920	$394,626
Other comprehensive income (loss), net of deferred income tax
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	261,248	(127,124)
Portion of other-than-temporary impairment losses recognized in other comprehensive income, net of deferred income tax	(56,649)	—
Reclassification of net realized (gains) losses, net of income taxes, included in net income	78,460	(41,899)
Foreign currency translation adjustments	10,211	(174)
Other comprehensive income (loss)	293,270	(169,197)
Comprehensive Income	$598,190	$225,429

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	(Unaudited)
	Six Months Ended
	June 30,
	2009	2008
Operating Activities
Net income	$304,920	$394,626
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized (gains) losses	17,451	(43,547)
Net impairment losses recognized in earnings	56,997	23,460
Equity in net (income) loss of investment funds accounted for using the equity method and other income	(70,234)	(6,009)
Share-based compensation	14,267	17,511
Changes in:
Reserve for losses and loss adjustment expenses, net of unpaid losses and loss adjustment expenses recoverable	88,914	278,357
Unearned premiums, net of prepaid reinsurance premiums	116,092	85,364
Premiums receivable	(95,693)	(126,518)
Deferred acquisition costs, net	(10,420)	(29,810)
Reinsurance balances payable	17,465	(47,774)
Other liabilities	7,991	48,281
Other items, net	70,795	(3,133)
Net Cash Provided By Operating Activities	518,545	590,808

Investing Activities
Purchases of fixed maturity investments	(10,197,956)	(7,510,262)
Proceeds from sales of fixed maturity investments	9,482,469	7,044,479
Proceeds from redemptions and maturities of fixed maturity investments	377,034	317,369
Purchases of other investments	(32,351)	(187,652)
Proceeds from sales of other investments	19,794	89,324
Investment in joint venture	—	(100,000)
Net (purchases) sales of short-term investments	(61,105)	60,739
Change in investment of securities lending collateral	179,514	585,516
Purchases of furniture, equipment and other assets	(11,519)	(4,984)
Net Cash Provided By (Used For) Investing Activities	(244,120)	294,529

Financing Activities
Purchases of common shares under share repurchase program	(1,552)	(389,753)
Proceeds from common shares issued, net	(1,380)	8,050
Revolving credit agreement borrowings	—	100,000
Change in securities lending collateral	(179,514)	(585,516)
Other	(549)	1,276
Preferred dividends paid	(12,922)	(12,922)
Net Cash Used For Financing Activities	(195,917)	(878,865)

Effects of exchange rate changes on foreign currency cash	6,446	157

Increase in cash	84,954	6,629
Cash beginning of year	251,739	239,915
Cash end of period	$336,693	$246,544

Income taxes paid, net	$22,118	$5,233
Interest paid	$11,496	$11,259

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

To facilitate period-to-period comparisons, certain amounts in the 2008 consolidated financial statements have been reclassified to conform to the 2009 presentation. Such reclassifications had no effect on the Company’s consolidated net income. Additionally, the Company adopted FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” effective for its interim period ending March 31, 2009. See Note 8, “Investment Information—Other-Than-Temporary Impairments” for further details.

2.      Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46R” (“SFAS No. 167”). The amendments to the consolidation guidance affect all entities currently within the scope of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”), as well as qualifying special-purpose entities (“QSPEs”) that are currently excluded from the scope of FIN 46R. SFAS No.167 amends FIN 46R to require an analysis to determine whether a variable interest gives a company a controlling financial interest in a variable interest entity. This statement requires an ongoing reassessment of all variable interest entities and eliminates the quantitative approach previously required for determining whether a company is the primary beneficiary. This statement is effective for fiscal years beginning after November 15, 2009. Accordingly, the Company will adopt SFAS No. 167 on January 1, 2010. The Company is currently evaluating the impact that SFAS No. 167 may have on its financial condition and results of operations.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS No.166”). SFAS No. 166 removes the concept of a qualifying special-purpose entity from SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS No. 140”) and removes the exception from applying FIN 46R. This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting and enhances disclosures about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. SFAS No.166 is effective prospectively to transfers of financial assets occurring in fiscal years beginning after November 15, 2009. Accordingly, the Company will

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

adopt SFAS No. 166 on January 1, 2010. The Company is currently evaluating the impact that SFAS No. 166 may have on its financial condition and results of operations.

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP launched on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification is effective for the Company in the interim period ending September 30, 2009, and it does not expect the adoption to have a material impact on its consolidated financial position or results of operations.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”), which establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The pronouncement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued. SFAS No.165 is effective with interim and annual financial periods ending after June 15, 2009. The adoption did not impact the Company’s consolidated financial position or results of operations. See Note 15, “Subsequent Events.”

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2/124-2”). FSP FAS 115-2/124-2 requires entities to separate an other-than-temporary impairment of a debt security into two components when there are credit related losses associated with the impaired debt security for which the Company asserts that it does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its cost basis. The amount of the other-than-temporary impairment related to a credit loss is recognized in earnings, and the amount of the other-than-temporary impairment related to other factors (e.g., interest rates, market conditions, etc.) is recorded as a component of other comprehensive income (loss). FSP FAS 115-2/124-2 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company elected to adopt FSP FAS 115-2/124-2 effective for its interim period ending March 31, 2009. See Note 8, “Investment Information—Other Than Temporary Impairments.”

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 also amended SFAS No. 157, “Fair Value Measurements,” to expand certain disclosure requirements. FSP FAS 157-4 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company elected to adopt FSP FAS 157-4 effective for its interim period ending March 31, 2009, and its adoption did not have a material impact on the Company’s consolidated financial condition or results of operations. See Note 8, “Investment Information—Fair Value.”

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.                    Share Transactions

Share Repurchases

The board of directors of ACGL has authorized the investment of up to $1.5 billion in ACGL’s common shares through a share repurchase program. Repurchases under the program may be effected from time to time in open market or privately negotiated transactions through February 2010. During the six months ended June 30, 2009, ACGL repurchased $1.6 million of common shares through the share repurchase program. Since the inception of the share repurchase program through June 30, 2009, ACGL has repurchased 15.3 million common shares for an aggregate purchase price of $1.05 billion. As a result of the share repurchase transactions to date, weighted average shares outstanding for the 2009 second quarter and six months ended June 30, 2009 were reduced by 15.3 million shares. Weighted average shares outstanding for the 2008 second quarter and six months ended June 30, 2008 were reduced by 11.9 million and 10.6 million shares, respectively.

At June 30, 2009, $448.3 million of repurchases were available under the share repurchase program. The timing and amount of the repurchase transactions under this program will depend on a variety of factors, including market conditions and corporate and regulatory considerations. In connection with the share repurchase program, the Warburg Pincus funds waived their rights relating to share repurchases under its shareholders agreement with ACGL for all repurchases of common shares by ACGL under the share repurchase program in open market transactions and certain privately negotiated transactions.

Non-Cumulative Preferred Shares

During 2006, ACGL completed two public offerings of non-cumulative preferred shares. On February 1, 2006, $200.0 million principal amount of 8.0% series A non-cumulative preferred shares (“Series A Preferred Shares”) were issued with net proceeds of $193.5 million and, on May 24, 2006, $125.0 million principal amount of 7.875% series B non-cumulative preferred shares (“Series B Preferred Shares” and together with the Series A Preferred Shares, the “Preferred Shares”) were issued with net proceeds of $120.9 million. The net proceeds of the offerings were used to support the underwriting activities of ACGL’s insurance and reinsurance subsidiaries. ACGL has the right to redeem all or a portion of each series of Preferred Shares at a redemption price of $25.00 per share on or after (1) February 1, 2011 for the Series A Preferred Shares and (2) May 15, 2011 for the Series B Preferred Shares. Dividends on the Preferred Shares are non-cumulative. Consequently, in the event dividends are not declared on the Preferred Shares for any dividend period, holders of Preferred Shares will not be entitled to receive a dividend for such period, and such undeclared dividend will not accrue and will not be payable. Holders of Preferred Shares will be entitled to receive dividend payments only when, as and if declared by ACGL’s board of directors or a duly authorized committee of the board of directors. Any such dividends will be payable from the date of original issue on a non-cumulative basis, quarterly in arrears. To the extent declared, these dividends will accumulate, with respect to each dividend period, in an amount per share equal to 8.0% of the $25.00 liquidation preference per annum for the Series A Preferred Shares and 7.875% of the $25.00 liquidation preference per annum for the Series B Preferred Shares. During the six months ended June 30, 2009 and 2008, the Company paid $12.9 million to holders of the Preferred Shares. At June 30, 2009, the Company had declared an aggregate of $3.3 million of dividends to be paid to holders of the Preferred Shares.

Share-Based Compensation

During the 2009 second quarter, the Company made a stock grant of 367,825 stock appreciation rights and stock options and 361,075 restricted shares and units to certain employees. During the 2008 second quarter, the Company made a stock grant of 333,175 stock appreciation rights and stock options and 328,575 restricted shares and units to certain employees. The stock appreciation rights and stock options were valued at the grant date using the Black-Scholes option pricing model. The weighted average grant-date fair value of the stock appreciation rights and options and restricted shares and units granted during the 2009 second quarter were

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

approximately $17.64 and $57.63 per share, respectively. Such values will be amortized over the respective substantive vesting period. The weighted average grant-date fair value of the stock appreciation rights and options and restricted shares and units granted during the 2008 second quarter were approximately $19.07 and $69.30 per share, respectively. Such values are being amortized over the respective substantive vesting period.

4.      Debt and Financing Arrangements

Senior Notes

On May 4, 2004, ACGL completed a public offering of $300 million principal amount of 7.35% senior notes (“Senior Notes”) due May 1, 2034 and received net proceeds of $296.4 million. ACGL used $200 million of the net proceeds to repay all amounts outstanding under a revolving credit agreement. The Senior Notes are ACGL’s senior unsecured obligations and rank equally with all of its existing and future senior unsecured indebtedness. Interest payments on the Senior Notes are due on May 1st and November 1st of each year. ACGL may redeem the Senior Notes at any time and from time to time, in whole or in part, at a “make-whole” redemption price. For the six months ended June 30, 2009 and 2008, interest expense on the Senior Notes was $11.0 million. The market value of the Senior Notes at June 30, 2009 and December 31, 2008 was $237.4 million and $246.1 million, respectively.

Letter of Credit and Revolving Credit Facilities

As of June 30, 2009, the Company had a $300 million unsecured revolving loan and letter of credit facility and a $1.0 billion secured letter of credit facility (the “Credit Agreement”). Under the terms of the agreement, Arch Reinsurance Company (“Arch Re U.S.”) is limited to issuing $100 million of unsecured letters of credit as part of the $300 million unsecured revolving loan. Borrowings of revolving loans may be made by ACGL and Arch Re U.S. at a variable rate based on LIBOR or an alternative base rate at the option of the Company. Secured letters of credit are available for issuance on behalf of the Company’s insurance and reinsurance subsidiaries. Issuance of letters of credit and borrowings under the Credit Agreement are subject to the Company’s compliance with certain covenants and conditions, including absence of a material adverse change. These covenants require, among other things, that the Company maintain a debt to total capital ratio of not greater than 0.35 to 1 and shareholders’ equity in excess of $1.95 billion plus 25% of future aggregate net income for each quarterly period (not including any future net losses) beginning after June 30, 2006 and 25% of future aggregate proceeds from the issuance of common or preferred equity and that the Company’s principal insurance and reinsurance subsidiaries maintain at least a “B++” rating from A.M. Best. In addition, certain of the Company’s subsidiaries which are party to the Credit Agreement are required to maintain minimum shareholders’ equity levels. The Company was in compliance with all covenants contained in the Credit Agreement at June 30, 2009. The Credit Agreement expires on August 30, 2011.

Including the secured letter of credit portion of the Credit Agreement and another letter of credit facility (together, the “LOC Facilities”), the Company has access to letter of credit facilities for up to a total of $1.45 billion. The principal purpose of the LOC Facilities is to issue, as required, evergreen standby letters of credit in favor of primary insurance or reinsurance counterparties with which the Company has entered into reinsurance arrangements to ensure that such counterparties are permitted to take credit for reinsurance obtained from the Company’s reinsurance subsidiaries in United States jurisdictions where such subsidiaries are not licensed or otherwise admitted as an insurer, as required under insurance regulations in the United States, and to comply with requirements of Lloyd’s of London in connection with qualifying quota share and other arrangements. The amount of letters of credit issued is driven by, among other things, the timing and payment of catastrophe losses, loss development of existing reserves, the payment pattern of such reserves, the further expansion of the Company’s business and the loss experience of such business. When issued, certain letters of credit are secured by a portion of the Company’s investment portfolio. In addition, the LOC Facilities also require the maintenance of certain covenants, which the Company was in compliance with at June 30, 2009. At such date, the Company had $711.2 million in outstanding letters of credit under the LOC Facilities, which were secured by investments

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

with a market value of $848.2 million. In May 2008, the Company borrowed $100.0 million under the Credit Agreement at a Company-selected variable interest rate that is based on 1 month, 3 month or 6 month reset option terms and their corresponding term LIBOR rates plus 27.5 basis points. The proceeds from such borrowings, which are repayable in August 2011, were contributed as additional share capital to Arch Reinsurance Ltd. (“Arch Re Bermuda”) and used to fund the investment in Gulf Re (see Note 7).

5.      Segment Information

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

The insurance segment consists of the Company’s insurance underwriting subsidiaries which primarily write on both an admitted and non-admitted basis. The insurance segment consists of eleven product lines: casualty; construction; executive assurance; healthcare; national accounts casualty; professional liability; programs; property, energy marine and aviation; surety; travel and accident; and other (consisting of excess workers’ compensation, employers’ liability and collateral protection business).

The reinsurance segment consists of the Company’s reinsurance underwriting subsidiaries. The reinsurance segment generally seeks to write significant lines on specialty property and casualty reinsurance contracts. Classes of business include: casualty; marine and aviation; other specialty; property catastrophe; property excluding property catastrophe (losses on a single risk, both excess of loss and pro rata); and other (consisting of non-traditional and casualty clash business).

Corporate and other (non-underwriting) includes net investment income, other income (loss), other expenses incurred by the Company, interest expense, net realized gains or losses, net impairment losses recognized in earnings, equity in net income (loss) of investment funds accounted for using the equity method, net foreign exchange gains or losses, income taxes and dividends on the Company’s non-cumulative preferred shares.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following tables set forth an analysis of the Company’s underwriting income by segment, together with a reconciliation of underwriting income to net income available to common shareholders:

	Three Months Ended
	June 30, 2009
(U.S. dollars in thousands)	Insurance	Reinsurance	Total

Gross premiums written (1)	$636,645	$278,389	$911,920
Net premiums written (1)	419,318	274,536	693,854

Net premiums earned (1)	$417,454	$281,804	$699,258
Fee income	795	22	817
Losses and loss adjustment expenses	(287,350)	(111,508)	(398,858)
Acquisition expenses, net	(58,748)	(65,066)	(123,814)
Other operating expenses	(70,836)	(16,943)	(87,779)
Underwriting income	$1,315	$88,309	89,624

Net investment income			100,485
Net realized losses			(11,793)
Net impairment losses recognized in earnings			(20,863)
Equity in net income of investment funds accounted for using the equity method			75,890
Other income			4,950
Other expenses			(11,515)
Interest expense			(5,712)
Net foreign exchange losses			(53,658)
Income before income taxes			167,408
Income tax expense			(8,818)

Net income			158,590
Preferred dividends			(6,461)
Net income available to common shareholders			$152,129

Underwriting Ratios
Loss ratio	68.8%	39.6%	57.0%
Acquisition expense ratio (2)	13.9%	23.1%	17.6%
Other operating expense ratio	17.0%	6.0%	12.6%
Combined ratio	99.7%	68.7%	87.2%

(1)        Certain amounts included in the gross premiums written of each segment are related to intersegment transactions. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total. The insurance segment and reinsurance segment results include nil and $3.1 million, respectively, of gross and net premiums written and $0.4 million and $3.6 million, respectively, of net premiums earned assumed through intersegment transactions.

(2)        The acquisition expense ratio is adjusted to include policy-related fee income.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended
	June 30, 2008
(U.S. dollars in thousands)	Insurance	Reinsurance	Total

Gross premiums written (1)	$621,663	$273,318	$886,926
Net premiums written (1)	421,501	264,617	686,118

Net premiums earned (1)	$416,585	$289,090	$705,675
Fee income	880	358	1,238
Losses and loss adjustment expenses	(262,633)	(141,992)	(404,625)
Acquisition expenses, net	(55,400)	(63,826)	(119,226)
Other operating expenses	(71,566)	(20,091)	(91,657)
Underwriting income	$27,866	$63,539	91,405

Net investment income			117,120
Net realized losses			(1,920)
Net impairment losses recognized in earnings			(10,749)
Equity in net income of investment funds accounted for using the equity method			19,583
Other income			4,968
Other expenses			(10,921)
Interest expense			(5,788)
Net foreign exchange gains			298
Income before income taxes			203,996
Income tax expense			(5,253)

Net income			198,743
Preferred dividends			(6,461)
Net income available to common shareholders			$192,282

Underwriting Ratios
Loss ratio	63.0%	49.1%	57.3%
Acquisition expense ratio (2)	13.1%	22.1%	16.8%
Other operating expense ratio	17.2%	6.9%	13.0%
Combined ratio	93.3%	78.1%	87.1%

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Six Months Ended
	June 30, 2009
(U.S. dollars in thousands)	Insurance	Reinsurance	Total

Gross premiums written (1)	$1,275,054	$668,518	$1,936,891
Net premiums written (1)	860,904	655,813	1,516,717

Net premiums earned (1)	$818,551	$581,271	$1,399,822
Fee income	1,665	77	1,742
Losses and loss adjustment expenses	(557,365)	(242,035)	(799,400)
Acquisition expenses, net	(116,371)	(133,901)	(250,272)
Other operating expenses	(133,744)	(35,135)	(168,879)
Underwriting income	$12,736	$170,277	183,013

Net investment income			196,367
Net realized losses			(16,957)
Net impairment losses recognized in earnings			(56,997)
Equity in net income of investment funds accounted for using the equity method			66,309
Other income			8,901
Other expenses			(17,531)
Interest expense			(11,424)
Net foreign exchange losses			(28,453)
Income before income taxes			323,228
Income tax expense			(18,308)

Net income			304,920
Preferred dividends			(12,922)
Net income available to common shareholders			$291,998

Underwriting Ratios
Loss ratio	68.1%	41.6%	57.1%
Acquisition expense ratio (2)	14.0%	23.0%	17.8%
Other operating expense ratio	16.3%	6.0%	12.1%
Combined ratio	98.4%	70.6%	87.0%

(1)        Certain amounts included in the gross premiums written of each segment are related to intersegment transactions. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total. The insurance segment and reinsurance segment results include $0.1 million and $6.6 million, respectively, of gross and net premiums written and $0.9 million and $8.3 million, respectively, of net premiums earned assumed through intersegment transactions.

(2)        The acquisition expense ratio is adjusted to include policy-related fee income.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Six Months Ended
	June 30, 2008
(U.S. dollars in thousands)	Insurance	Reinsurance	Total

Gross premiums written (1)	$1,248,011	$707,145	$1,940,078
Net premiums written (1)	824,265	673,195	1,497,460

Net premiums earned (1)	$835,685	$578,224	$1,413,909
Fee income	1,762	544	2,306
Losses and loss adjustment expenses	(549,936)	(259,106)	(809,042)
Acquisition expenses, net	(107,289)	(126,576)	(233,865)
Other operating expenses	(145,203)	(38,329)	(183,532)
Underwriting income	$35,019	$154,757	189,776

Net investment income			239,313
Net realized gains			46,766
Net impairment losses recognized in earnings			(23,460)
Equity in net income (loss) of investment funds accounted for using the equity method			(2,730)
Other income			9,004
Other expenses			(16,233)
Interest expense			(11,312)
Net foreign exchange losses			(23,289)
Income before income taxes			407,835
Income tax expense			(13,209)

Net income			394,626
Preferred dividends			(12,922)
Net income available to common shareholders			$381,704

Underwriting Ratios
Loss ratio	65.8%	44.8%	57.2%
Acquisition expense ratio (2)	12.6%	21.9%	16.4%
Other operating expense ratio	17.4%	6.6%	13.0%
Combined ratio	95.8%	73.3%	86.6%

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Set forth below is summary information regarding net premiums written and earned by major line of business and net premiums written by client location for the insurance segment:

	Three Months Ended
	June 30,
	2009		2008
INSURANCE SEGMENT (U.S. dollars in thousands)	Amount	% of Total	Amount	% of Total

Net premiums written (1)
Property, energy, marine and aviation	$86,385	20.6	$89,674	21.3
Programs	72,279	17.2	73,202	17.4
Professional liability	57,773	13.8	63,583	15.1
Construction	56,190	13.4	50,105	11.9
Executive assurance	52,919	12.6	43,740	10.4
Casualty	27,217	6.5	31,161	7.4
Travel and accident	19,557	4.7	15,948	3.8
Healthcare	9,667	2.3	11,027	2.6
Surety	9,254	2.2	10,206	2.4
National accounts casualty	7,582	1.8	9,416	2.2
Other (2)	20,495	4.9	23,439	5.5
Total	$419,318	100.0	$421,501	100.0

Net premiums earned (1)
Property, energy, marine and aviation	$78,570	18.8	$83,830	20.1
Programs	71,809	17.2	62,085	14.9
Professional liability	56,549	13.5	66,200	15.9
Construction	43,364	10.4	39,225	9.4
Executive assurance	52,288	12.5	44,496	10.7
Casualty	31,246	7.5	38,292	9.2
Travel and accident	18,198	4.4	15,994	3.8
Healthcare	10,830	2.6	13,137	3.2
Surety	12,141	2.9	12,057	2.9
National accounts casualty	13,079	3.1	9,752	2.3
Other (2)	29,380	7.1	31,517	7.6
Total	$417,454	100.0	$416,585	100.0

Net premiums written by client location (1)
United States	$339,375	80.9	$330,154	78.3
Europe	48,126	11.5	56,657	13.4
Other	31,817	7.6	34,690	8.3
Total	$419,318	100.0	$421,501	100.0

Net premiums written by underwriting location (1)
United States	$315,466	75.2	$318,227	75.5
Europe	78,305	18.7	79,854	18.9
Other	25,547	6.1	23,420	5.6
Total	$419,318	100.0	$421,501	100.0

(1)        Insurance segment results include premiums written and earned assumed through intersegment transactions of nil and $0.4 million, respectively, for the 2009 second quarter and premiums written and earned of $0.1 million for the 2008 second quarter. Insurance segment results exclude premiums written and earned ceded through intersegment transactions of $3.1 million and $3.6 million, respectively, for the 2009 second quarter and $8.0 million and $8.5 million, respectively, for the 2008 second quarter.

(2)        Includes excess workers’ compensation, employers’ liability, and collateral protection business.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Six Months Ended
	June 30,
	2009		2008
INSURANCE SEGMENT (U.S. dollars in thousands)	Amount	% of Total	Amount	% of Total

Net premiums written (1)
Property, energy, marine and aviation	$192,414	22.4	$186,911	22.7
Programs	147,086	17.1	127,785	15.5
Professional liability	109,781	12.8	117,664	14.3
Executive assurance	102,998	12.0	85,909	10.4
Construction	92,761	10.8	89,585	10.9
Casualty	53,756	6.2	59,704	7.2
Travel and accident	37,091	4.3	32,601	4.0
National accounts casualty	31,809	3.7	22,471	2.7
Healthcare	20,886	2.4	22,024	2.7
Surety	20,612	2.4	21,073	2.6
Other (2)	51,710	5.9	58,538	7.0
Total	$860,904	100.0	$824,265	100.0

Net premiums earned (1)
Property, energy, marine and aviation	$152,410	18.6	$168,288	20.1
Programs	138,478	16.9	119,072	14.2
Professional liability	114,783	14.0	135,010	16.2
Executive assurance	100,104	12.2	88,904	10.6
Construction	83,784	10.2	81,942	9.8
Casualty	63,944	7.8	80,598	9.6
Travel and accident	31,354	3.8	31,479	3.8
National accounts casualty	27,518	3.4	17,675	2.1
Healthcare	21,758	2.7	26,582	3.2
Surety	25,532	3.1	25,556	3.1
Other (2)	58,886	7.3	60,579	7.3
Total	$818,551	100.0	$835,685	100.0

Net premiums written by client location (1)
United States	$656,419	76.2	$609,409	73.9
Europe	140,522	16.3	142,957	17.3
Other	63,963	7.5	71,899	8.8
Total	$860,904	100.0	$824,265	100.0

Net premiums written by underwriting location (1)
United States	$636,295	73.9	$605,436	73.5
Europe	183,618	21.3	181,865	22.1
Other	40,991	4.8	36,964	4.4
Total	$860,904	100.0	$824,265	100.0

(1)         Insurance segment results include premiums written and earned assumed through intersegment transactions of $0.1 million and $0.9 million, respectively, for the 2009 period and premiums written and earned of $0.1 million and $0.2 million, respectively, for the 2008 period. Insurance segment results exclude premiums written and earned ceded through intersegment transactions of $6.6 million and $8.3 million, respectively, for the 2009 period and $15.0 million and $17.2 million, respectively, for the 2008 period.

(2)         Includes excess workers’ compensation, employers’ liability, and collateral protection business.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table sets forth the reinsurance segment’s net premiums written and earned by major line of business and type of business, together with net premiums written by client location:

	Three Months Ended
	June 30,
	2009		2008
REINSURANCE SEGMENT (U.S. dollars in thousands)	Amount	% of Total	Amount	% of Total

Net premiums written (1)
Property catastrophe	$91,981	33.5	$52,797	20.0
Property excluding property catastrophe (2)	90,569	33.0	85,748	32.4
Casualty (3)	72,490	26.4	86,974	32.9
Marine and aviation	15,391	5.6	17,975	6.8
Other specialty	3,304	1.2	20,693	7.8
Other	801	0.3	430	0.1
Total	$274,536	100.0	$264,617	100.0

Net premiums earned (1)
Property catastrophe	$58,763	20.9	$51,496	17.8
Property excluding property catastrophe (2)	87,304	31.0	67,445	23.3
Casualty (3)	84,078	29.8	106,199	36.7
Marine and aviation	25,063	8.9	26,946	9.3
Other specialty	25,912	9.2	36,058	12.5
Other	684	0.2	946	0.4
Total	$281,804	100.0	$289,090	100.0

Net premiums written (1)
Pro rata	$140,939	51.3	$168,025	63.5
Excess of loss	133,597	48.7	96,592	36.5
Total	$274,536	100.0	$264,617	100.0

Net premiums earned (1)
Pro rata	$175,665	62.3	$195,070	67.5
Excess of loss	106,139	37.7	94,020	32.5
Total	$281,804	100.0	$289,090	100.0

Net premiums written by client location (1)
United States	$193,190	70.4	$153,106	57.9
Europe	39,782	14.5	58,372	22.1
Bermuda	32,665	11.9	40,784	15.4
Other	8,899	3.2	12,355	4.6
Total	$274,536	100.0	$264,617	100.0

Net premiums written by underwriting location (1)
Bermuda	$184,892	67.3	$160,228	60.6
United States	79,152	28.8	92,629	35.0
Other	10,492	3.9	11,760	4.4
Total	$274,536	100.0	$264,617	100.0

(1)         Reinsurance segment results include premiums written and earned assumed through intersegment transactions of $3.1 million and $3.6 million, respectively, for the 2009 second quarter and $8.0 million and $8.5 million, respectively, for the 2008 second quarter. Reinsurance segment results exclude premiums written and earned ceded through intersegment transactions of nil and $0.4 million, respectively, for the 2009 second quarter and premiums written and earned of $0.1 million for the 2008 second quarter.

(2)         Includes facultative business.

(3)         Includes professional liability, executive assurance and healthcare business.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Six Months Ended
	June 30,
	2009		2008
REINSURANCE SEGMENT (U.S. dollars in thousands)	Amount	% of Total	Amount	% of Total

Net premiums written (1)
Property excluding property catastrophe (2)	$209,657	32.0	$181,670	27.0
Property catastrophe	183,884	28.0	159,021	23.6
Casualty (3)	171,922	26.2	192,961	28.7
Other specialty	44,016	6.7	96,373	14.3
Marine and aviation	43,914	6.7	40,139	6.0
Other	2,420	0.4	3,031	0.4
Total	$655,813	100.0	$673,195	100.0

Net premiums earned (1)
Property excluding property catastrophe (2)	$183,535	31.6	$130,786	22.6
Property catastrophe	117,364	20.2	101,777	17.6
Casualty (3)	170,024	29.3	213,847	37.0
Other specialty	59,362	10.2	74,542	12.9
Marine and aviation	49,893	8.6	54,377	9.4
Other	1,093	0.1	2,895	0.5
Total	$581,271	100.0	$578,224	100.0

Net premiums written (1)
Pro rata	$322,161	49.1	$383,444	57.0
Excess of loss	333,652	50.9	289,751	43.0
Total	$655,813	100.0	$673,195	100.0

Net premiums earned (1)
Pro rata	$370,183	63.7	$387,146	67.0
Excess of loss	211,088	36.3	191,078	33.0
Total	$581,271	100.0	$578,224	100.0

Net premiums written by client location (1)
United States	$423,158	64.5	$370,285	55.0
Europe	141,283	21.5	202,292	30.0
Bermuda	70,232	10.7	74,844	11.1
Other	21,140	3.3	25,774	3.9
Total	$655,813	100.0	$673,195	100.0

Net premiums written by underwriting location (1)
Bermuda	$380,492	58.0	$380,897	56.6
United States	225,345	34.4	247,109	36.7
Other	49,976	7.6	45,189	6.7
Total	$655,813	100.0	$673,195	100.0

(1)         Reinsurance segment results include premiums written and earned assumed through intersegment transactions of $6.6 million and $8.3 million, respectively, for the 2009 period and $15.0 million and $17.2 million, respectively, for the 2008 period. Reinsurance segment results exclude premiums written and earned ceded through intersegment transactions of $0.1 million and $0.9 million, respectively, for the 2009 period and premiums written and earned of $0.1 million and $0.2 million, respectively, for the 2008 period.

(2)         Includes facultative business.

(3)         Includes professional liability, executive assurance and healthcare business.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.      Reinsurance

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

The effects of reinsurance on the Company’s written and earned premiums and losses and loss adjustment expenses with unaffiliated reinsurers were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(U.S. dollars in thousands)	2009	2008	2009	2008

Premiums Written
Direct	$623,603	$579,006	$1,244,049	$1,198,492
Assumed	288,317	307,920	692,842	741,586
Ceded	(218,066)	(200,808)	(420,174)	(442,618)
Net	$693,854	$686,118	$1,516,717	$1,497,460

Premiums Earned
Direct	$607,670	$615,216	$1,195,430	$1,246,030
Assumed	308,124	354,712	640,691	720,076
Ceded	(216,536)	(264,253)	(436,299)	(552,197)
Net	$699,258	$705,675	$1,399,822	$1,413,909

Losses and Loss Adjustment Expenses
Direct	$399,926	$355,680	$751,419	$776,651
Assumed	126,582	186,099	273,727	327,348
Ceded	(127,650)	(137,154)	(225,746)	(294,957)
Net	$398,858	$404,625	$799,400	$809,042

The Company monitors the financial condition of its reinsurers and attempts to place coverages only with substantial, financially sound carriers. At June 30, 2009, approximately 89.3% of the Company’s reinsurance recoverables on paid and unpaid losses (not including prepaid reinsurance premiums) of $1.79 billion were due from carriers which had an A.M. Best rating of “A-” or better and the largest reinsurance recoverables from any one carrier was less than 6.5% of the Company’s total shareholders’ equity. At December 31, 2008, approximately 88.5% of the Company’s reinsurance recoverables on paid and unpaid losses (not including prepaid reinsurance premiums) of $1.79 billion were due from carriers which had an A.M. Best rating of “A-” or better and the largest reinsurance recoverables from any one carrier was less than 7.3% of the Company’s total shareholders’ equity.

On December 29, 2005, Arch Re Bermuda entered into a quota share reinsurance treaty with Flatiron Re Ltd. (“Flatiron”), a Bermuda reinsurance company, pursuant to which Flatiron assumed a 45% quota share (the “Treaty”) of certain lines of property and marine business underwritten by Arch Re Bermuda for unaffiliated third parties for the 2006 and 2007 underwriting years (January 1, 2006 to December 31, 2007). Effective June 28, 2006, the parties amended the Treaty to increase the percentage ceded to Flatiron from 45% to 70% of all covered business bound by Arch Re Bermuda from (and including) June 28, 2006 until (and including) August

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

15, 2006 provided such business did not incept beyond September 30, 2006. The ceding percentage for all business bound outside of this period continued to be 45%. On December 31, 2007, the Treaty expired by its terms. At June 30, 2009, $1.7 million of premiums ceded to Flatiron were unearned.

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

Arch Re Bermuda pays to Flatiron a reinsurance premium in the amount of the ceded percentage of the original gross written premium on the business reinsured less a ceding commission, which includes a reimbursement of direct acquisition expenses as well as a commission to Arch Re Bermuda for generating the business. The Treaty also provides for a profit commission to Arch Re Bermuda based on the underwriting results for the 2006 and 2007 underwriting years on a cumulative basis. For the 2009 second quarter, $0.5 million of premiums written, $6.0 million of premiums earned and ($1.6) million of losses and loss adjustment expenses were ceded to Flatiron by Arch Re Bermuda, compared to $7.0 million of premiums written, $45.9 million of premiums earned and $15.7 million of losses and loss adjustment expenses for the 2008 second quarter. For the six months ended June 30, 2009, $4.0 million of premiums written, $20.5 million of premiums earned and $2.0 million of losses and loss adjustment expenses were ceded to Flatiron by Arch Re Bermuda, compared to $25.4 million of premiums written, $104.7 million of premiums earned and $27.5 million of losses and loss adjustment expenses for the 2008 period. Reinsurance recoverables from Flatiron, which is not rated by A.M. Best, were $131.1 million at June 30, 2009, compared to $148.7 million at December 31, 2008. As noted above, Flatiron is required to contribute funds into a trust for the benefit of Arch Re Bermuda. The recoverable from Flatiron was fully collateralized through such trust at June 30, 2009 and December 31, 2008.

7.      Investment in Joint Venture

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8.      Investment Information

The following table summarizes the Company’s invested assets:

	June 30,	December 31,
(U.S. dollars in thousands)	2009	2008

Fixed maturities available for sale, at market value	$8,944,110	$8,122,221
Fixed maturities pledged under securities lending agreements, at market value (1)	559,385	626,501
Total fixed maturities	9,503,495	8,748,722
Short-term investments available for sale, at market value	660,859	479,586
Short-term investments pledged under securities lending agreements, at market value (1)	—	101,564
Other investments	115,260	109,601
Investment funds accounted for using the equity method	370,165	301,027
Total investments (1)	10,649,779	9,740,500
Securities transactions entered into but not settled at the balance sheet date	(239,736)	(18,236)
Total investments, net of securities transactions	$10,410,043	$9,722,264

(1)         In securities lending transactions, the Company receives collateral in excess of the market value of the fixed maturities and short-term investments pledged under securities lending agreements. For purposes of this table, the Company has excluded the collateral received at June 30, 2009 and December 31, 2008 of $556.5 million and $730.2 million, respectively, which is reflected as “investment of funds received under securities lending agreements, at market value” and included the $559.4 million and $728.1 million, respectively, of “fixed maturities and short-term investments pledged under securities lending agreements, at market value.”

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Fixed Maturities and Fixed Maturities Pledged Under Securities Lending Agreements

The following table summarizes the Company’s fixed maturities and fixed maturities pledged under securities lending agreements:

(U.S. dollars in thousands)	Estimated Market Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost	OTTI Unrealized Losses (1)

June 30, 2009:
Corporate bonds	$2,885,694	$65,137	$(42,771)	$2,863,328	$(22,714)
Mortgage backed securities	1,622,276	21,324	(104,187)	1,705,139	$(75,010)
U.S. government and government agencies	1,289,603	20,917	(12,888)	1,281,574	(614)
Commercial mortgage backed securities	1,302,208	26,455	(25,932)	1,301,685	(5,689)
Asset backed securities	805,921	17,483	(21,747)	810,185	(8,176)
Municipal bonds	858,065	29,595	(2,796)	831,266	(198)
Non-U.S. government securities	739,728	46,625	(8,222)	701,325	(647)
Total	$9,503,495	$227,536	$(218,543)	$9,494,502	$(113,048)

December 31, 2008:
Corporate bonds	$2,019,373	$51,131	$(98,979)	$2,067,221	—
Mortgage backed securities	1,581,736	23,306	(125,759)	1,684,189	—
U.S. government and government agencies	1,463,897	77,762	(14,159)	1,400,294	—
Commercial mortgage backed securities	1,219,737	16,128	(68,212)	1,271,821	—
Asset backed securities	970,041	1,121	(70,762)	1,039,682	—
Municipal bonds	965,966	26,815	(1,730)	940,881	—
Non-U.S. government securities	527,972	33,690	(31,884)	526,166	—
Total	$8,748,722	$229,953	$(411,485)	$8,930,254	—

(1) Represents the total other-than-temporary impairments (“OTTI”) recognized in accumulated other comprehensive income (“AOCI”) and included in the gross unrealized losses column. See discussion below regarding the adoption of FSP FAS 115-2/124-2.

The contractual maturities of the Company’s fixed maturities and fixed maturities pledged under securities lending agreements are shown below. Expected maturities, which are management’s best estimates, will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(U.S. dollars in thousands)

	June 30, 2009		December 31, 2008
Maturity	Estimated Market Value	Amortized Cost	Estimated Market Value	Amortized Cost

Due in one year or less	$146,618	$146,858	$173,168	$169,187
Due after one year through five years	3,329,051	3,256,831	2,451,062	2,452,344
Due after five years through 10 years	1,948,949	1,915,691	1,726,742	1,686,575
Due after 10 years	348,472	358,113	626,236	626,456
	5,773,090	5,677,493	4,977,208	4,934,562
Mortgage backed securities	1,622,276	1,705,139	1,581,736	1,684,189
Commercial mortgage backed securities	1,302,208	1,301,685	1,219,737	1,271,821
Asset backed securities	805,921	810,185	970,041	1,039,682
Total	$9,503,495	$9,494,502	$8,748,722	$8,930,254

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table provides an analysis of the length of time each of those fixed maturities, fixed maturities pledged under securities lending agreements, equity securities and short-term investments with an unrealized loss has been in a continual unrealized loss position:

	Less than 12 Months		12 Months or More		Total
(U.S. dollars in thousands)	Estimated Market Value	Gross Unrealized Losses	Estimated Market Value	Gross Unrealized Losses	Estimated Market Value	Gross Unrealized Losses

June 30, 2009:
Corporate bonds	$643,447	$(26,512)	$134,918	$(16,259)	$778,365	$(42,771)
Mortgage backed securities	664,504	(70,863)	98,424	(33,324)	762,928	(104,187)
U.S. government and government agencies	316,853	(12,888)	—	—	316,853	(12,888)
Commercial mortgage backed securities	346,462	(7,429)	189,538	(18,503)	536,000	(25,932)
Asset backed securities	130,279	(16,171)	37,896	(5,576)	168,175	(21,747)
Municipal bonds	114,598	(2,324)	7,498	(472)	122,096	(2,796)
Non-U.S. government securities	281,854	(8,157)	5,905	(95)	287,759	(8,222)
Total	2,497,997	(144,344)	474,179	(74,199)	2,972,176	(218,543)

Other investments	2,859	(315)	24,982	(9,850)	27,841	(10,165)

Short-term investments	7,159	(167)	—	—	7,159	(167)
Total	$2,508,015	$(144,826)	$499,161	$(84,049)	$3,007,176	$(228,875)

December 31, 2008:
Corporate bonds	$870,093	$(89,446)	$30,608	$(9,533)	$900,701	$(98,979)
Mortgage backed securities	417,373	(105,154)	23,295	(20,605)	440,668	(125,759)
U.S. government and government agencies	356,719	(14,159)	—	—	356,719	(14,159)
Commercial mortgage backed securities	714,497	(68,210)	52	(2)	714,549	(68,212)
Asset backed securities	888,908	(63,845)	26,185	(6,917)	915,093	(70,762)
Municipal bonds	93,072	(1,730)	—	—	93,072	(1,730)
Non-U.S. government securities	223,314	(31,882)	142	(2)	223,456	(31,884)
Total	3,563,976	(374,426)	80,282	(37,059)	3,644,258	(411,485)

Other investments	20,510	(3,649)	13,715	(20,919)	34,225	(24,568)

Short-term investments	33,080	(2,535)	—	—	33,080	(2,535)
Total	$3,617,566	$(380,610)	$93,997	$(57,978)	$3,711,563	$(438,588)

Other-Than-Temporary Impairments

Adoption of FSP FAS 115-2/124-2

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2/124-2”). FSP FAS 115-2/124-2 requires entities to separate an other-than-temporary impairment (“OTTI”) of a debt security into two components when there are credit related losses associated with the impaired debt security for which the Company asserts that it does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its cost basis. Prior to January 1, 2009, the Company had to determine whether it had the intent and ability to hold the investment for a sufficient period of time for the value to recover. The Company’s process for identifying declines in the market value of investments that were considered other-than-temporary involved consideration of several factors. These factors included (i) an analysis of the liquidity, business

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

prospects and overall financial condition of the issuer, (ii) the time period in which there was a significant decline in value, and (iii) the significance of the decline. When the analysis of such factors resulted in the Company’s conclusion that declines in market values were other-than-temporary, the cost of the securities was written down to market value and the reduction in value was reflected as a realized loss. Effective under FSP FAS 115-2/124-2, the amount of the OTTI related to a credit loss is recognized in earnings, and the amount of the OTTI related to other factors (e.g., interest rates, market conditions, etc.) is recorded as a component of other comprehensive income (loss). In instances where no credit loss exists but it is more likely than not that the Company will have to sell the debt security prior to the anticipated recovery, the decline in market value below amortized cost is recognized as an OTTI in earnings. In periods after the recognition of an OTTI on debt securities, the Company accounts for such securities as if they had been purchased on the measurement date of the OTTI at an amortized cost basis equal to the previous amortized cost basis less the OTTI recognized in earnings. For debt securities for which OTTI were recognized in earnings, the difference between the new amortized cost basis and the cash flows expected to be collected will be accreted or amortized into net investment income. FSP FAS 115-2/124-2 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company elected to adopt FSP FAS 115-2/124-2 effective for its interim period ended March 31, 2009.

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

2009 and 2008 Periods

The Company performed quarterly reviews of its investments in the 2009 and 2008 periods in order to determine whether declines in market value below the amortized cost basis were considered other-than-temporary in accordance with applicable guidance.

For the 2009 second quarter, the Company recorded $20.7 million of OTTI of which $20.9 million was related to credit losses and recognized as net impairment losses recognized in earnings, with a reduction of $0.2 million related to all other factors (e.g., interest rates, market conditions, etc.) and recorded as an unrealized component of accumulated other comprehensive income (loss). Of the $20.9 million related to credit losses, substantially all related to credit losses for which a portion of the OTTI was recognized in accumulated other comprehensive income (loss).

For the six months ended June 30, 2009, the Company recorded $113.6 million of OTTI of which $57.0 million was related to credit losses and recognized as net impairment losses recognized in earnings, with the remaining $56.6 million related to all other factors and recorded as an unrealized component of accumulated other comprehensive income (loss). Of the $57.0 million related to credit losses, $42.6 million related to credit losses for which a portion of the OTTI was recognized in accumulated other comprehensive income (loss) while $14.4 million related to investments for which the total OTTI was recognized in earnings (see description below).

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table provides a rollforward of the amount related to credit losses recognized in earnings for which a portion of an OTTI was recognized in accumulated other comprehensive income for the 2009 second quarter and six months ended June 30, 2009:

(U.S. dollars in thousands)

Three Months Ended June 30, 2009:
Beginning balance at April 1, 2009	$57,256
Additions for the amount related to the credit loss for which an OTTI was not previously recognized	2,699
Additional increases to the amount related to the credit loss for which an OTTI was previously recognized	18,134
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	—
Reductions for securities sold during the period (realized)	(2,381)
Ending balance at June 30, 2009	$75,708

Six Months Ended June 30, 2009:
Beginning balance at January 1, 2009	$35,474
Additions for the amount related to the credit loss for which an OTTI was not previously recognized	15,346
Additional increases to the amount related to the credit loss for which an OTTI was previously recognized	27,269
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	—
Reductions for securities sold during the period (realized)	(2,381)
Ending balance at June 30, 2009	$75,708

At June 30, 2009, the Company did not have the intent to sell such securities, and determined that it is more likely than not that the Company will not be required to sell the securities before recovery of their cost basis. A description of the methodology and significant inputs used to measure the amount of OTTI related to credit losses of $20.9 million and $57.0 million, respectively, in the 2009 second quarter and six months ended June 30, 2009 is as follows:

•             Corporate bonds — the Company recorded $0.8 million of OTTI related to credit losses in the 2009 second quarter, and $3.8 million for the six months ended June 30, 2009. The Company reviewed the business prospects, credit ratings, estimated loss given default factors and incorporated available information received from asset managers and rating agencies for each security. The amortized cost basis of the corporate bonds were adjusted down, if required, to the expected recovery value calculated in the OTTI review process;

•             Asset backed securities — the Company recorded $17.8 million of OTTI related to credit losses in the 2009 second quarter, and $23.4 million for the six months ended June 30, 2009. The Company utilized underlying data, where available, for each security provided by asset managers and additional information from credit agencies in order to determine an expected recovery value for each security. The analysis provided by the asset managers on home equity asset backed securities includes expected cash flow projections under base case and stress case scenarios which modify expected default expectations and loss severities and slow down prepayment assumptions. The significant inputs in the models include the expected default rates, delinquency rates, foreclosure costs, etc. In the 2009 first and second quarters, the expected recovery values were reduced on a number of asset backed securities backed by sub-prime or Alt-A collateral due to reductions in the expected recovery values on such securities in each period. These reductions followed the quarterly review of information received which indicated increases in expected default rates, foreclosure costs and other factors. On an ongoing basis, the Company reviews the process used by each asset manager in developing their analysis and,

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

following such reviews, the Company determines what the expected recovery values are for each security, which incorporates both base case and stress case scenarios. For non-home equity asset backed securities, the Company used reports and analysis from asset managers and rating agencies in order to determine an expected recovery value for such securities. The amortized cost basis of the asset backed securities were adjusted down, if required, to the expected recovery value calculated in the OTTI review process;

•             Mortgage backed securities — the Company recorded $2.3 million of OTTI related to credit losses in the 2009 second quarter, and $13.4 million for the six months ended June 30, 2009. The Company utilized underlying data, where available, for each security provided by asset managers and additional information from credit agencies in order to determine an expected recovery value for each security. The analysis provided by the asset managers includes expected cash flow projections under base case and stress case scenarios which modify expected default expectations and loss severities and slow down prepayment assumptions. The significant inputs in the models include the expected default rates, delinquency rates, foreclosure costs, etc. In the 2009 first quarter, the expected recovery values were reduced on a number of mortgage backed securities due to reductions in the expected recovery values on such securities in each period. In the 2009 second quarter, the declines in expected recovery values were, in general, more moderate than in the 2009 first quarter. These reductions followed the quarterly review of information received which indicated increases in expected default expectations and foreclosure costs. On an ongoing basis, the Company reviews the process used by each asset manager in developing their analysis and, following such reviews, the Company determines what the expected recovery values are for each security, which incorporates both base case and stress case scenarios. The amortized cost basis of the mortgage backed securities were adjusted down, if required, to the expected recovery value calculated in the OTTI review process;

•             Investment of funds received under securities lending agreements — the Company recorded nil OTTI related to credit losses in the 2009 second quarter, and $2.1 million for the six months ended June 30, 2009. At June 30, 2009, the reinvested collateral included sub-prime securities with a market value of $24.2 million and an average credit quality of “AA+” from Standard & Poor’s and “Ba3” from Moody’s. The Company utilized analysis from its securities lending program manager in order to determine an expected recovery value for certain securities which are on a watch-list. The analysis provided expected cash flow projections for the securities using similar criteria as described in the mortgage backed securities section above. The amortized cost basis of the investment of funds received under securities lending agreements was adjusted down, if required, to the expected recovery value calculated in the OTTI review process;

•             Other investments — the Company recorded nil OTTI related to credit losses in the 2009 second quarter, and $14.3 million for the six months ended June 30, 2009. During the 2009 first quarter, the Company’s investment in a Euro-denominated bank loan fund was written down to zero as the fund was required to wind down and begin the liquidation process during the period. The fund operated with leverage and was unable to successfully deleverage its balance sheet and restructure.

The Company believes that the $56.6 million of OTTI included in accumulated other comprehensive income for the six months ended June 30, 2009 on the securities which were considered by the Company to be impaired was due to market and sector-related factors, including limited liquidity and wide credit spreads. The Company reduced such amount by $0.2 million in the 2009 second quarter, reflecting the increases in expected credit losses noted above on securities which were deemed OTTI in prior periods.

For the 2008 second quarter and six months ended June 30, 2008, the Company recorded $10.7 million and $23.5 million, respectively, of OTTI as a charge against earnings. Such amounts were recorded prior to the adoption of FSP FAS 115-2/124-2 and included a portion related to credit losses and a portion related to all other factors.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Securities Lending Agreements

The Company operates a securities lending program under which certain of its fixed income portfolio securities are loaned to third parties, primarily major brokerage firms, for short periods of time through a lending agent. Such securities have been reclassified as “Fixed maturities and short-term investments pledged under securities lending agreements.” The Company maintains legal control over the securities it lends, retains the earnings and cash flows associated with the loaned securities and receives a fee from the borrower for the temporary use of the securities. Collateral received, primarily in the form of cash, is required at a rate of 102% of the market value of the loaned securities (or 105% of the market value of the loaned securities when the collateral and loaned securities are denominated in non-U.S. currencies) including accrued investment income and is monitored and maintained by the lending agent. Such collateral is reinvested and is reflected as “Investment of funds received under securities lending agreements, at market value.” At June 30, 2009, the market value and amortized cost of fixed maturities and short-term investments pledged under securities lending agreements were $559.4 million and $562.8 million, respectively. At December 31, 2008, the market value and amortized cost of fixed maturities and short-term investments pledged under securities lending agreements were $728.1 million and $717.2 million, respectively.

At June 30, 2009, the market value and amortized cost of the reinvested collateral, shown as “Investment of funds received under securities lending agreements,” totaled $556.5 million and $570.8 million, respectively, compared to $730.2 million and $750.3 million, respectively, at December 31, 2008. At June 30, 2009, the reinvested collateral included sub-prime securities with a market value of $24.2 million and an average credit quality of “AA+” from Standard & Poor’s and “Ba3” from Moody’s, compared to $45.7 million at December 31, 2008 with an average credit quality of “AAA” from Standard & Poor’s and “AA+” from Moody’s.

Investment-Related Derivatives

The Company’s investment strategy allows for the use of derivative securities. Derivative instruments may be used to enhance investment performance, replicate investment positions or manage market exposures and duration risk that would be allowed under the Company’s investment guidelines if implemented in other ways. The market values of those derivatives are based on quoted market prices. At June 30, 2009 and December 31, 2008, the notional value of the net long position for Treasury note futures was $148.9 million and $556.3 million, respectively. At June 30, 2009, the notional value of the net long position of Eurodollar futures was $1.47 billion, compared to nil at December 31, 2008. At June 30, 2009 and December 31, 2008, the notional value of the net long position for U.K. and German government futures was nil and $363.3 million (at December 31, 2008 foreign currency rates), respectively. At June 30, 2009, the notional value of the net long position of gold futures was $27.8 million, compared to nil at December 31, 2008. For the 2009 second quarter and six months ended June 30, 2009, the Company recorded net realized losses of $9.1 million and $9.5 million, respectively, related to changes in the market value of all futures contracts, compared to net realized losses of $11.0 million and $16.8 million, respectively, for the 2008 second quarter and six months ended June 30, 2008. The derivative open margin position at each balance sheet date is included in other investments. The open margin position at June 30, 2009 was a liability of $0.4 million, compared to a liability of $0.9 million at December 31, 2008.

In addition, certain of the Company’s corporate bonds are managed in a global bond portfolio which, under their guidelines, incorporates the use of foreign currency forward contracts which are intended to hedge against foreign currency movements on the portfolio’s non-U.S. Dollar denominated holdings. At June 30, 2009, the market value of the foreign currency forward contracts, which are included in other investments, was a negative $6.1 million, compared to a negative $10.8 million at December 31, 2008.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Other Investments

The following table details the Company’s other investments:

	June 30, 2009		December 31, 2008
(U.S. dollars in thousands)	Estimated Market Value	Cost	Estimated Market Value	Cost

Fixed income mutual funds	$49,505	$54,410	$39,858	$63,618
Privately held securities and other	65,755	61,124	69,743	62,240
Total	$115,260	$115,534	$109,601	$125,858

Other investments include: (i) mutual funds which invest in fixed maturity securities and (ii) privately held securities and other which include the Company’s investment in Aeolus LP (see Note 11). During the six months ended June 30, 2009, the Company recorded a $14.3 million OTTI provision in earnings on a Euro-denominated bank loan fund which was written down to zero as the fund was forced to wind down and enter liquidation during the period.

Investment Funds Accounted for Using the Equity Method

The Company recorded $75.9 million of net income related to investment funds accounted for using the equity method for the 2009 second quarter, compared to $19.6 million for the 2008 second quarter. For the six months ended June 30, 2009, the Company recorded $66.3 million of equity in net income related to investment funds accounted for using the equity method, compared to $2.7 million of equity in net losses for the 2008 period. Due to the ownership structure of these investment funds, which invest in fixed maturity securities, the Company uses the equity method. In applying the equity method, these investments are initially recorded at cost and are subsequently adjusted based on the Company’s proportionate share of the net income or loss of the funds (which include changes in the market value of the underlying securities in the funds). Such investments are generally recorded on a one month lag with some investments reported for on a three month lag based on the availability of reports from the investment funds. Changes in the carrying value of such investments are recorded in net income as “Equity in net income (loss) of investment funds accounted for using the equity method” while changes in the carrying value of the Company’s other fixed income investments are recorded as an unrealized gain or loss component of accumulated other comprehensive income in shareholders’ equity. As such, fluctuations in the carrying value of the investment funds accounted for using the equity method may increase the volatility of the Company’s reported results of operations. Investment funds accounted for using the equity method totaled $370.2 million at June 30, 2009, compared to $301.0 million at December 31, 2008. The Company’s investment commitments relating to investment funds accounted for using the equity method totaled approximately $6.9 million at June 30, 2009.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Restricted Assets

The Company is required to maintain assets on deposit, which primarily consist of fixed maturities, with various regulatory authorities to support its insurance and reinsurance operations. The Company has investments in segregated portfolios which are primarily used to provide collateral or guarantees for letters of credit to third parties (see Note 4). In addition, the Company maintains assets on deposit which are available to settle insurance and reinsurance liabilities to third parties. The following table details the value of restricted assets:

	June 30,	December 31,
(U.S. dollars in thousands)	2009	2008

Assets used for collateral or guarantees	$980,829	$804,934
Deposits with U.S. regulatory authorities	273,003	264,988
Trust funds	138,581	153,182
Deposits with non-U.S. regulatory authorities	61,612	57,336
Total restricted assets	$1,454,025	$1,280,440

In addition, certain of the Company’s operating subsidiaries maintain assets in trust accounts as collateral for insurance and reinsurance transactions with affiliated companies. At June 30, 2009 and December 31, 2008, such amounts approximated $4.37 billion and $4.03 billion, respectively.

Net Investment Income

The components of net investment income were derived from the following sources:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(U.S. dollars in thousands)	2009	2008	2009	2008

Fixed maturities	$103,349	$110,883	$200,307	$218,133
Short-term investments	583	5,486	1,823	12,601
Other (1)	1,472	4,393	3,037	15,214
Gross investment income	105,404	120,762	205,167	245,948
Investment expenses	(4,919)	(3,642)	(8,800)	(6,635)
Net investment income	$100,485	$117,120	$196,367	$239,913

(1) Primarily consists of interest income on operating cash accounts, other investments and securities lending transactions.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Net Realized Gains (Losses)

Net realized gains (losses) were as follows, excluding the other-than-temporary impairment provisions discussed above:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(U.S. dollars in thousands)	2009	2008	2009	2008

Fixed maturities	$4,138	$6,606	$10,308	$72,073
Other investments	(104)	(2,103)	(18,690)	(5,216)
Other (1)	(15,827)	(6,423)	(8,575)	(20,091)
Net realized gains (losses)	$(11,793)	$(1,920)	$(16,957)	$46,766

(1) Primarily consists of net realized gains or losses related to investment-related derivatives and foreign currency forward contracts.

Proceeds from the sales of fixed maturities during the 2009 second quarter were $6.10 billion, compared to $3.52 billion for the 2008 second quarter. Gross gains of $64.4 million and $44.2 million were realized on those transactions during the 2009 and 2008 second quarters, respectively, while gross losses were $60.3 million and $37.6 million, respectively. Proceeds from the sales of fixed maturities during the six months ended June 30, 2009 were $9.48 billion, compared to $7.04 billion for the 2008 period. Gross gains of $135.9 million and $130.1 million were realized on those transactions during the six month periods ended June 30, 2009 and 2008, respectively, while gross losses were $125.6 million and $58.0 million, respectively. Realized gains or losses on fixed maturities include changes in the market value of certain hybrid securities pursuant to SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140”). The fair market values of such securities at June 30, 2009 were approximately $59.3 million, compared to $43.7 million at December 31, 2008. The Company recorded realized gains of $5.8 million and $9.8 million on such securities for the 2009 second quarter and six month periods ended June 30, 2009, respectively, compared to realized gains of $2.5 million and nil for the 2008 second quarter and six month periods ended June 30, 2008, respectively.

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

The Company determines the existence of an active market based on its judgment as to whether transactions for the financial instrument occur in such market with sufficient frequency and volume to provide reliable pricing information. The independent pricing sources obtain market quotations and actual transaction prices for securities that have quoted prices in active markets. The Company uses quoted values and other data provided by nationally recognized independent pricing sources as inputs into its process for determining fair values of its fixed maturity investments. To validate the techniques or models used by pricing sources, the Company’s review process includes, but is not limited to: (i) quantitative analysis (e.g., comparing the quarterly return for each managed portfolio to its target benchmark, with significant differences identified and investigated); (ii) a review of the average number of prices obtained in the pricing process and the range of resulting market values; (iii) initial and ongoing evaluation of methodologies used by outside parties to calculate fair value including a review of deep dive reports on selected securities which indicated the use of observable inputs in the pricing process; (iv) comparing the fair value estimates to its knowledge of the current market; (v) a comparison of the pricing services’ fair values to other pricing services’ fair values for the same investments; and (vi) back-testing, which includes randomly selecting purchased or sold securities and comparing the executed prices to the fair value estimates from the pricing service. At June 30, 2009, the Company obtained an average of 2.55 quotes per investment, compared to 2.6 quotes at December 31, 2008. Where multiple quotes or prices were obtained, a price source hierarchy was maintained in order to determine which price source provided the fair value (i.e., a price obtained from a pricing service with more seniority in the hierarchy will be used from a less senior one in all cases). The hierarchy prioritizes pricing services based on availability and reliability and assigns the highest priority to index providers. Based on the above review, the Company will challenge any prices for a security or portfolio which are considered not to be representative of fair value. The Company did not adjust the prices or quotes provided by the pricing services at June 30, 2009 or December 31, 2008.

The independent pricing sources obtain market quotations and actual transaction prices for securities that have quoted prices in active markets. Each source has its own proprietary method for determining the fair value of securities that are not actively traded. In general, these methods involve the use of “matrix pricing” in which the independent pricing source uses observable market inputs including, but not limited to, investment yields, credit risks and spreads, benchmarking of like securities, broker-dealer quotes, reported trades and sector groupings to determine a reasonable fair market value. In addition, pricing vendors use model processes, such as an Option Adjusted Spread model, to develop prepayment and interest rate scenarios. The Option Adjusted Spread model is commonly used to estimate fair value for securities such as mortgage backed and asset backed securities. In certain circumstances, when fair market values are unavailable from these independent pricing sources, quotes are obtained directly from broker-dealers who are active in the corresponding markets. Such quotes are subject to the validation procedures noted above. Of the $10.2 billion of financial assets and liabilities measured at fair value, approximately $1.02 billion, or 10%, were priced using non-binding broker-dealer quotes.

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

The Company reviews its securities measured at fair value and discusses the proper classification of such investments with investment advisors and others. Upon adoption of SFAS No. 157 and at June 30, 2009, the Company determined that Level 1 securities included highly liquid, recent issue U.S. Treasuries and certain of its short-term investments held in highly liquid money market-type funds where it believes that quoted prices are available in an active market.

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

The Company determined that three Euro-denominated corporate bonds which invest in underlying portfolios of fixed income securities for which there is a low level of transparency around inputs to the valuation process should be classified within Level 3 of the valuation hierarchy. In addition, the Company determined that two mutual funds, included in other investments, which invest in underlying portfolios of fixed income securities for which there is a low level of transparency around inputs to the valuation process should be classified within Level 3 of the valuation hierarchy. These items were reclassified as Level 3 during the 2008 fourth quarter due to the significant dislocation in the credit markets during October and November 2008. The Company believes that the market for such investments, which are primarily investments in an underlying portfolio of structured bank loans, deteriorated in response to market conditions. As such, the inputs to the valuation process for these investments were determined to be less observable than in prior periods. The Company reviews the classification of its investments each quarter. In addition, Level 3 securities include a small number of premium-tax bonds.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the Company’s financial assets and liabilities measured at fair value by SFAS No. 157 hierarchy:

		Fair Value Measurement Using:
	Estimated Market	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(U.S. dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)

June 30, 2009:
Fixed maturities: (1)
Corporate bonds (2)	$2,885,694	$—	$2,727,243	$158,451
Mortgage backed securities	1,622,276	—	1,622,276	—
Commercial mortgage backed securities	1,302,208	—	1,302,208	—
U.S. government and government agencies	1,289,603	358,552	931,051	—
Municipal bonds	858,065	—	858,065	—
Asset backed securities	805,921	—	805,921	—
Non-U.S. government securities	739,728	—	739,728	—
Total	9,503,495	358,552	8,986,492	158,451

Short-term investments (1)	660,859	648,085	12,774	—
Other investments (3)	48,895	—	7,784	41,111
Total	$10,213,249	$1,006,637	$9,007,050	$199,562

December 31, 2008:
Fixed maturities: (1)
Corporate bonds (2)	$2,019,373	$—	$1,876,802	$142,571
Mortgage backed securities	1,581,736	—	1,581,736	—
U.S. government and government agencies	1,463,897	241,851	1,222,046	—
Commercial mortgage backed securities	1,219,737	—	1,219,737	—
Asset backed securities	970,041	—	970,041	—
Municipal bonds	965,966	—	965,966	—
Non-U.S. government securities	527,972	—	527,972	—
Total	8,748,722	241,851	8,364,300	142,571

Short-term investments (1)	581,150	474,504	106,646	—
Other investments (3)	36,913	—	(3,426)	40,339
Total	$9,366,785	$716,355	$8,467,520	$182,910

(1)         In securities lending transactions, the Company receives collateral in excess of the fair value of the fixed maturities and short-term investments pledged under securities lending agreements. For purposes of this table, the Company has excluded the collateral received at June 30, 2009 and December 31, 2008 of $556.5 million and $730.2 million, respectively, which is reflected as “investment of funds received under securities lending agreements, at market value” and included the $559.4 million and $728.1 million, respectively, of “fixed maturities and short-term investments pledged under securities lending agreements, at market value.”

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs:

	Fair Value Measurements Using:
	Significant Unobservable Inputs (Level 3)
(U.S. dollars in thousands)	Corporate Bonds	Other Investments	Total

Three Months Ended June 30, 2009:
Beginning balance at April 1, 2009	$130,561	$32,759	$163,320
Total gains or (losses) (realized/unrealized)
Included in earnings (1)	1,710	—	1,710
Included in other comprehensive income	26,180	8,471	34,651
Purchases, issuances and settlements	—	(119)	(119)
Transfers in and/or out of Level 3	—	—	—
Ending balance at June 30, 2009	$158,451	$41,111	$199,562

Three Months Ended June 30, 2008:
Beginning balance at April 1, 2008	$5,136	$11,145	$16,281
Total gains or (losses) (realized/unrealized)
Included in earnings (1)	(38)	222	184
Included in other comprehensive income	—	(1,486)	(1,486)
Purchases, issuances and settlements	1,381	(239)	1,142
Transfers in and/or out of Level 3	—	—	—
Ending balance at June 30, 2008	$6,479	$9,642	$16,121

Six Months Ended June 30, 2009:
Beginning balance at January 1, 2009	$142,571	$40,339	$182,910
Total gains or (losses) (realized/unrealized)
Included in earnings (1)	1,191	(14,307)	(13,116)
Included in other comprehensive income	14,689	15,193	29,882
Purchases, issuances and settlements	—	(114)	(114)
Transfers in and/or out of Level 3	—	—	—
Ending balance at June 30, 2009	$158,451	$41,111	$199,562

Six Months Ended June 30, 2008:
Beginning balance at January 1, 2008	$3,752	$11,504	$15,256
Total gains or (losses) (realized/unrealized)
Included in earnings (1)	(76)	459	383
Included in other comprehensive income	—	(1,789)	(1,789)
Purchases, issuances and settlements	2,803	(532)	2,271
Transfers in and/or out of Level 3	—	—	—
Ending balance at June 30, 2008	$6,479	$9,642	$16,121

(1)               Losses on fixed maturities were recorded as a component of net investment income while losses on other investments were recorded in net realized losses.

The amount of total gains for the 2009 second quarter and six months ended June 30, 2009 included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2009 was $1.7 million and $1.2 million, respectively. The amount of total gains for the 2008 second quarter and six months ended June 30, 2008 included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2008 was $0.2 million and $0.4 million, respectively.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.      Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(U.S. dollars in thousands, except share data)	2009	2008	2009	2008

Net income	$158,590	$198,743	$304,920	$394,626
Preferred dividends	(6,461)	(6,461)	(12,922)	(12,922)
Net income available to common shareholders (numerator)	$152,129	$192,282	$291,998	$381,704

Weighted average common shares and effect of dilutive common share equivalents used in the computation of earnings per common share:
Weighted average common shares outstanding — basic (denominator)	60,417,391	62,995,550	60,365,758	64,145,533
Effect of dilutive common share equivalents:
Nonvested restricted shares	265,419	248,414	268,266	239,005
Stock options (1)	1,943,507	2,504,155	1,955,832	2,502,434
Weighted average common shares and common share equivalents outstanding — diluted (denominator)	62,626,317	65,748,119	62,589,856	66,886,972

Earnings per common share:
Basic	$2.52	$3.05	$4.84	$5.95
Diluted	$2.43	$2.92	$4.67	$5.71

(1)               Certain stock options were not included in the computation of diluted earnings per share where the exercise price of the stock options exceeded the average market price and would have been anti-dilutive or where, when applying the treasury stock method to in-the-money options, the sum of the proceeds, including unrecognized compensation, exceeded the average market price and would have been anti-dilutive. For the 2009 second quarter and six months ended June 30, 2009, the number of stock options excluded were 915,611 and 807,046, respectively. For the 2008 second quarter and six months ended June 30, 2008, the number of stock options excluded were 506,652 and 419,999, respectively.

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

The Company’s income tax provision resulted in an effective tax rate on income before income taxes of 5.3% and 5.7%, respectively, for the 2009 second quarter and six months ended June 30, 2009, compared to 2.6% and 3.2%, respectively, for the 2008 second quarter and six months ended June 30, 2008. The Company’s effective tax rate, which is based upon the expected annual effective tax rate, may fluctuate from period to period based on the relative mix of income reported by jurisdiction due primarily to the varying tax rates in each jurisdiction.

The United States also imposes an excise tax on insurance and reinsurance premiums paid to non-U.S. insurers or reinsurers with respect to risks located in the United States. The rates of tax, unless reduced by an applicable U.S. tax treaty, are four percent for non-life insurance premiums and one percent for life insurance and all reinsurance premiums. The Company incurs federal excise taxes on certain of its reinsurance transactions, including amounts ceded through intercompany transactions. For the 2009 second quarter the Company incurred $3.0 million of federal excise taxes, compared to $3.1 million for the 2008 period. For the six months ended June 30, 2009, the Company incurred $6.3 million of federal excise taxes, compared to $6.4 million for the 2008 period. Such amounts are reflected as acquisition expenses in the Company’s consolidated statements of income.

11.    Transactions with Related Parties

The Company made an investment of $50.0 million in Aeolus LP (“Aeolus”) in 2006. Aeolus operates as an unrated reinsurance platform that provides property catastrophe protection to insurers and reinsurers on both an ultimate net loss and industry loss warranty basis. In return for its investment, included in “Other investments” on the Company’s balance sheet, the Company received an approximately 4.9% preferred interest

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

in Aeolus and a pro rata share of certain founders’ interests. The Company made its investment in Aeolus on the same economic terms as a fund affiliated with Warburg Pincus, which has invested $350 million in Aeolus. Funds affiliated with Warburg Pincus owned 6.5% of the Company’s outstanding voting shares as of June 30, 2009. In addition, one of the founders of Aeolus is Peter Appel, former President and CEO and a former director of the Company. During the 2009 first quarter, the Company received a distribution of $14.0 million from Aeolus as part of a repurchase agreement. Following such receipt, the Company’s preferred interest percentage decreased to approximately 4.4%.

12.    Contingencies Relating to the Sale of Prior Reinsurance Operations

On May 5, 2000, the Company sold the prior reinsurance operations of Arch Re U.S. pursuant to an agreement entered into as of January 10, 2000 with White Mountains Reinsurance Company of America, formerly known as Folksamerica Reinsurance Company, and a related holding company (collectively, “WTM Re”). WTM Re assumed Arch Re U.S.’s liabilities under the reinsurance agreements transferred in the asset sale and Arch Re U.S. transferred to WTM Re assets estimated in an aggregate amount equal in book value to the book value of the liabilities assumed. The WTM Re transaction was structured as a transfer and assumption agreement (and not reinsurance) and, accordingly, the loss reserves (and any related reinsurance recoverables) relating to the transferred business are not included as assets or liabilities on the Company’s balance sheet. WTM Re assumed Arch Re U.S.’s rights and obligations under the reinsurance agreements transferred in the asset sale. The reinsureds under such agreements were notified that WTM Re had assumed Arch Re U.S.’s obligations and that, unless the reinsureds object to the assumption, Arch Re U.S. will be released from its obligations to those reinsured. None of such reinsureds objected to the assumption. However, Arch Re U.S. will continue to be liable under those reinsurance agreements if the notice is found not to be an effective release by the reinsureds. WTM Re has agreed to indemnify the Company for any losses arising out of the reinsurance agreements transferred to WTM Re in the asset sale. However, in the event that WTM Re refuses or is unable to perform its obligations to the Company, Arch Re U.S. may incur losses relating to the reinsurance agreements transferred in the asset sale. WTM Re’s A.M. Best rating was “A-” (Excellent) at June 30, 2009. WTM Re reported policyholders’ surplus of $708.8 million at December 31, 2008.

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

13.    Commitments and Contingencies

Variable Interest Entities

On December 29, 2005, Arch Re Bermuda entered into a quota share reinsurance treaty with Flatiron, a Bermuda reinsurance company, pursuant to which Flatiron is assuming a 45% quota share (the “Treaty”) of certain lines of property and marine business underwritten by Arch Re Bermuda for unaffiliated third parties for the 2006 and 2007 underwriting years (January 1, 2006 to December 31, 2007). On December 31, 2007, the Treaty expired by its terms. As a result of the terms of the Treaty, the Company has determined that Flatiron is a variable interest entity. However, Arch Re Bermuda is not the primary beneficiary of Flatiron and, as such, the Company is not required to consolidate the assets, liabilities and results of operations of Flatiron per FIN 46R. See Note 6, “Reinsurance” for information on the Treaty with Flatiron.

14.    Legal Proceedings

The Company, in common with the insurance industry in general, is subject to litigation and arbitration in the normal course of its business. As of June 30, 2009, the Company was not a party to any material litigation or arbitration other than as a part of the ordinary course of business in relation to claims and reinsurance recoverable matters, none of which is expected by management to have a significant adverse effect on the Company’s results of operations and financial condition and liquidity.

15.    Subsequent Events

The Company has completed its subsequent events evaluation for the period subsequent to the balance sheet date of June 30, 2009 through August 7, 2009, the date the consolidated financial statements were issued.

ITEM 2.             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Arch Capital Group Ltd. (“ACGL” and, together with its subsidiaries, “we” or “us”) is a Bermuda public limited liability company with over $4.4 billion in capital at June 30, 2009 and, through operations in Bermuda, the United States, Europe and Canada, writes insurance and reinsurance on a worldwide basis. While we are positioned to provide a full range of property and casualty insurance and reinsurance lines, we focus on writing specialty lines of insurance and reinsurance. It is our belief that our underwriting platform, our experienced management team and our strong capital base that is unencumbered by significant pre-2002 risks have enabled us to establish a strong presence in the insurance and reinsurance markets.

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

We continue to believe that the most attractive area from a pricing point of view remains U.S. catastrophe-related property business. We expect that our writings in property and marine lines of business will continue to represent a significant proportion of our overall book of business in future periods, which could increase the volatility of our results of operations. We seek to limit the probable maximum pre-tax loss to a specific level for severe catastrophic events. Currently, we generally seek to limit the probable maximum pre-tax loss to approximately 25% of total shareholders’ equity for a severe catastrophic event in any geographic zone that could be expected to occur once in every 250 years, although we reserve the right to change this threshold at any time. As of July 1, 2009, the probable maximum pre-tax loss for a catastrophic event in any geographic zone arising from a 1-in-250 year event was approximately $813 million, compared to $763 million as of January 1, 2009. There can be no assurances that we will not suffer pre-tax losses greater than 25% of our total shareholders’ equity from one or more catastrophic events due to several factors, including the inherent uncertainties in estimating the frequency and severity of such events and the margin of error in making such determinations resulting from potential inaccuracies and inadequacies in the data provided by clients and brokers, the modeling techniques and the application of such techniques or as a result of a decision to change the percentage of shareholders’ equity exposed to a single catastrophic event. In addition, actual losses may increase if reinsurers dispute or fail to meet their obligations to us or the reinsurance protections purchased by us are exhausted or are otherwise unavailable. See “Risk Factors—Risk Relating to Our Industry” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Natural and Man-Made Catastrophic Events” contained in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2009 and 2008

The following table sets forth net income available to common shareholders and earnings per common share data:

	Three Months Ended
	June 30,
(U.S. dollars in thousands, except share data)	2009	2008

Net income available to common shareholders	$152,129	$192,282
Diluted net income per common share	$2.43	$2.92
Diluted weighted average common shares and common share equivalents outstanding	62,626,317	65,748,119

Net income available to common shareholders was $152.1 million for the 2009 second quarter, compared to $192.3 million for the 2008 second quarter. The decrease in net income was primarily due to: (i) a lower level of investment returns consisting of net investment income and net realized gains or losses; (ii) an increase in net impairment losses; and (iii) an increase in net foreign exchange gains or losses. The impact of these items was offset positively by an increase in the equity in net income (loss) of investment funds accounted for using the equity method. Our net income available to common shareholders for the 2009 second quarter represented a 17.4% annualized return on average common equity, compared to 21.2% for the 2008 second quarter. For purposes of computing return on average common equity, average common equity has been calculated as the average of common shareholders’ equity outstanding at the beginning and ending of each period.

Diluted weighted average common shares and common share equivalents outstanding, used in the calculation of net income per common share, were 62.6 million in the 2009 second quarter, compared to 65.7 million in the 2008 second quarter. The lower level of weighted average shares outstanding in the 2009 second quarter was primarily due to the impact of share repurchases. As a result of the share repurchase transactions to date, weighted average shares outstanding for the 2009 second quarter were reduced by 15.3 million shares, compared to 11.9 million shares for the 2008 second quarter.

Segment Information

We classify our businesses into two underwriting segments — insurance and reinsurance — and corporate and other (non-underwriting). SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” requires certain disclosures about operating segments in a manner that is consistent with how management evaluates the performance of the segment. For a description of our underwriting segments, refer to Note 5, “Segment Information,” of the notes accompanying our consolidated financial statements. Management measures segment performance based on underwriting income or loss.

Insurance Segment

The following table sets forth our insurance segment’s underwriting results:

	Three Months Ended
	June 30,
	2009	2008

Gross premiums written	$636,645	$621,663
Net premiums written	419,318	421,501

Net premiums earned	$417,454	$416,585
Fee income	795	880
Losses and loss adjustment expenses	(287,350)	(262,633)
Acquisition expenses, net	(58,748)	(55,400)
Other operating expenses	(70,836)	(71,566)
Underwriting income	$1,315	$27,866

Underwriting Ratios
Loss ratio	68.8%	63.0%
Acquisition expense ratio (1)	13.9%	13.1%
Other operating expense ratio	17.0%	17.2%
Combined ratio	99.7%	93.3%

(1)               The acquisition expense ratio is adjusted to include certain fee income.

The insurance segment’s underwriting income was $1.3 million for the 2009 second quarter, compared to $27.9 million for the 2008 second quarter. The combined ratio for the insurance segment was 99.7% for the 2009 second quarter, compared to 93.3% for the 2008 second quarter. The components of the insurance segment’s underwriting income are discussed below.

Premiums Written.  Gross premiums written by the insurance segment in the 2009 second quarter were 2.4% higher than in the 2008 second quarter, with growth in executive assurance, construction and property business. The increase in executive assurance business primarily resulted from renewal rate increases, while the increases in construction and property business primarily resulted from new business. Such amounts were partially offset by reductions in casualty and professional liability business as the insurance segment continued to maintain underwriting discipline in response to the current market environment. Net premiums written declined by 0.5%, reflecting changes in the mix of business, reinstatement premiums and the impact of changes in reinsurance structure. For information regarding net premiums written produced by major line of business and geographic location, refer to Note 5, “Segment Information,” of the notes accompanying our consolidated financial statements.

Net Premiums Earned.  Net premiums earned by the insurance segment in the 2009 second quarter were 0.2% lower than in the 2008 second quarter, and reflect changes in net premiums written over the previous five quarters, including the mix and type of business written.

Losses and Loss Adjustment Expenses.  The loss ratio for the insurance segment was 68.8% in the 2009 second quarter, compared to 63.0% in the 2008 second quarter. The insurance segment’s loss ratio in the 2009 second quarter included increases in expected loss ratios across a number of lines of business, primarily due to the anticipated impact of rate changes, and changes in the mix of business. In addition, the 2009 second quarter loss ratio also reflected a higher level of large loss activity than the 2008 second quarter. The 2009 second quarter loss ratio reflected a 4.5 reduction related to estimated net favorable development in prior year loss reserves, compared to a 5.6 point reduction in the 2008 second quarter. The estimated net favorable development in the 2009 second quarter was primarily in medium-tail lines and mainly resulted from better than expected claims emergence. The loss ratio for the 2009 second quarter did not include significant current period catastrophic event activity, compared to 1.7 points in the 2008 second quarter.

The insurance segment has in effect a reinsurance program which provides coverage for certain property-catastrophe related losses occurring during 2009 equal to a maximum of 80% of the first $275 million in excess of a $75 million retention per occurrence. The insurance segment had in effect a reinsurance program which provides coverage for certain property-catastrophe related losses occurring during 2008 equal to a maximum of 70% of the first $275 million in excess of a $75 million retention per occurrence.

Underwriting Expenses.  The insurance segment’s underwriting expense ratio was 30.9% in the 2009 second quarter, compared to 30.3% in the 2008 second quarter. The acquisition expense ratio was 13.9% for the 2009 second quarter, compared to 13.1% for the 2008 second quarter. The acquisition expense ratio is influenced by, among other things, (1) the amount of ceding commissions received from unaffiliated reinsurers, (2) the amount of business written on a surplus lines (non-admitted) basis and (3) mix of business. In addition, the 2009 second quarter acquisition expense ratio reflected a reduction of 0.1 points related to estimated net favorable development in prior year loss reserves, compared to an increase of 0.9 points in the 2008 second quarter. The comparison of the 2009 second quarter and 2008 second quarter acquisition expense ratios reflects changes in the form of reinsurance ceded and the mix of business. The insurance segment’s other operating expense ratio was 17.0% for the 2009 second quarter, compared to 17.2% in the 2008 second quarter. The operating expense ratio for the 2009 second quarter included 0.9 points related to an expansion of the insurance segment’s presence in the executive assurance and professional liability lines of business. We expect that this initiative will negatively impact the insurance segment’s operating expense ratio over the balance of 2009. In addition, the 2009 second quarter operating expense ratio reflects the benefits of the insurance segment’s expense management plan implemented in 2008, which included office relocation and personnel and other expense saving initiatives.

Reinsurance Segment

The following table sets forth our reinsurance segment’s underwriting results:

	Three Months Ended
	June 30,
	2009	2008

Gross premiums written	$278,389	$273,318
Net premiums written	274,536	264,617

Net premiums earned	$281,804	$289,090
Fee income	22	358
Losses and loss adjustment expenses	(111,508)	(141,992)
Acquisition expenses, net	(65,066)	(63,826)
Other operating expenses	(16,943)	(20,091)
Underwriting income	$88,309	$63,539

Underwriting Ratios
Loss ratio	39.6%	49.1%
Acquisition expense ratio	23.1%	22.1%
Other operating expense ratio	6.0%	6.9%
Combined ratio	68.7%	78.1%

The reinsurance segment’s underwriting income was $88.3 million for the 2009 second quarter, compared to $63.5 million for the 2008 second quarter. The combined ratio for the reinsurance segment was 68.7% for the 2009 second quarter, compared to 78.1% for the 2008 second quarter. The components of the reinsurance segment’s underwriting income are discussed below.

Premiums Written.  Gross premiums written by the reinsurance segment in the 2009 second quarter were 1.9% higher than in the 2008 second quarter, primarily due to an increase in property catastrophe business due to the renewal of a two-year treaty. In addition, growth in property facultative business was partially offset by decreases in other specialty and casualty business. The decrease in other specialty business was primarily due to the non-renewal of a non-standard auto treaty, while the lower level of casualty business resulted from the non-renewal of a number of contracts.

Ceded premiums written by the reinsurance segment were 1.4% of gross premiums written for the 2009 second quarter, compared to 3.2% for the 2008 second quarter. In the 2009 second quarter, Arch Reinsurance Ltd. (“Arch Re Bermuda”) ceded $0.5 million of premiums written, or 0.2%, under a quota share reinsurance treaty to Flatiron Re Ltd. (“Flatiron”), compared to $7.0 million, or 2.6%, in the 2008 second quarter. Commission income from the treaty (in excess of the reimbursement of direct acquisition expenses) reduced the reinsurance segment’s acquisition expense ratio by 0.7 points in the 2009 second quarter, compared to 2.3 points in the 2008 second quarter. On December 31, 2007, the quota share reinsurance treaty with Flatiron expired by its terms.

Net premiums written by the reinsurance segment in the 2009 second quarter were 3.7% higher than in the 2008 second quarter, primarily due to the items noted above. For information regarding net premiums written produced by major line of business and geographic location, refer to Note 5, “Segment Information,” of the notes accompanying our consolidated financial statements.

Net Premiums Earned.  Net premiums earned in the 2009 second quarter were 2.5% lower than in the 2008 second quarter, and reflect changes in net premiums written over the previous five quarters, including the mix and type of business written.

Losses and Loss Adjustment Expenses.  The reinsurance segment’s loss ratio was 39.6% in the 2009 second quarter, compared to 49.1% for the 2008 second quarter. The loss ratio for the 2009 second quarter benefited from a higher level of property and short-tail business and a minimal level of catastrophic activity in the period. Net premiums earned in property and other short-tail lines were approximately 69.9% of the total for the 2009 second quarter, compared to 62.9% in the 2008 second quarter. The loss ratio for the 2009 second quarter reflected a 15.4 point reduction related to estimated net favorable development in prior year loss reserves, compared to a 13.5 point reduction in the 2008 second quarter. The estimated net favorable development in the 2009 second quarter primarily resulted from better than anticipated claims emergence in older underwriting years in longer tail lines and also reflected the commutation of a non-standard auto treaty in short-tail lines. The 2008 second quarter loss ratio included 5.8 points of current period catastrophic event activity.

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

Underwriting Expenses.  The underwriting expense ratio for the reinsurance segment was 29.1% in the 2009 second quarter, compared to 29.0% in the 2008 second quarter. The acquisition expense ratio for the 2009 second quarter was 23.1%, compared to 22.1% for the 2008 second quarter, with the increase in the 2009 second quarter primarily due to the lower level of commission income from the Treaty with Flatiron noted above. In addition, the 2009 second quarter acquisition expense ratio reflected 0.2 points related to estimated net favorable development in prior year loss reserves, compared to 1.2 points in the 2008 second quarter. The comparison of the 2009 second quarter and 2008 second quarter acquisition expense ratios is influenced by, among other things, the mix and type of business written and earned and the level of ceding commission income. The reinsurance segment’s other operating expense ratio was 6.0% for the 2009 second quarter, compared to 6.9% for the 2008 second quarter. Roughly half of the decrease in the operating expense ratio was related to a non-recurring expense recovery in the 2009 second quarter, with the balance primarily due to the impact of growth in the reinsurance segment’s property facultative business.

Net Investment Income

Net investment income for the 2009 second quarter was $100.5 million, compared to $117.1 million in the 2008 second quarter. The lower level of net investment income in the 2009 second quarter, compared to the 2008 second quarter, was primarily driven by a decline in yields on our invested assets and also reflected (i) a reduction in the portfolio’s effective duration, (ii) a decrease in income from our securities lending program, and (iii) our share repurchase program discussed below. The pre-tax investment income yield was 3.91% for the 2009 second quarter, compared to 4.80% for the 2008 second quarter. The pre-tax investment income yields were calculated based on amortized cost. Yields on future investment income may vary based on financial market conditions, investment allocation decisions and other factors.

Net Realized Gains or Losses

Net realized losses were as follows, excluding other-than-temporary impairment provisions:

	Three Months Ended
	June 30,
(U.S. dollars in thousands)	2009	2008

Fixed maturities	$4,138	$6,606
Other investments	(104)	(2,103)
Other (1)	(15,827)	(6,423)
Net realized losses	$(11,793)	$(1,920)

(1) Primarily consists of net losses related to investment-related derivatives and foreign currency forward contracts.

Currently, our portfolio is actively managed to maximize total return within certain guidelines. In assessing returns under this approach, we include net investment income, net realized gains and losses and the change in unrealized gains and losses generated by our investment portfolio. The effect of financial market movements on the investment portfolio will directly impact net realized gains and losses as the portfolio is adjusted and rebalanced. Total return on our portfolio under management, as reported to us by our investment advisors, for the 2009 second quarter was 3.89%, compared to (0.09%) for the 2008 second quarter. Excluding foreign exchange, total return was 3.20% for the 2009 second quarter, compared to (0.07%) for the 2008 second quarter.

Net Impairment Losses Recognized in Earnings

We review our investment portfolio each quarter to determine if declines in market value are other-than-temporary. The process for identifying declines in the market value of investments that are other-than-temporary involves consideration of several factors. These factors include (i) an analysis of the liquidity, business prospects and overall financial condition of the issuer, (ii) the time period in which there was a significant decline in value, and (iii) the significance of the decline. For the 2009 second quarter, we recorded $20.7 million of other-than-temporary impairments (“OTTI”) of which $20.9 million was recognized as credit related impairments in earnings, with the remaining $0.2 million related to other factors (e.g., interest rates, market conditions, etc.) recorded as an unrealized component of accumulated other comprehensive income (loss). The OTTI recorded in the 2009 second quarter primarily resulted from reductions in estimated recovery values on certain mortgage-backed and asset-backed securities following the review of such securities. We recorded $10.7 million of OTTI as a charge against earnings in the 2008 second quarter. Such amount was recorded prior to the adoption of FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” and included a portion related to credit losses and a portion related to all other factors.

Equity in Net Income (Loss) of Investment Funds Accounted for Using the Equity Method

We recorded $75.9 million of net income related to investment funds accounted for using the equity method in the 2009 second quarter, compared to $19.6 million for the 2008 second quarter. Due to the ownership structure of these investment funds, which invest in fixed maturity securities, we use the equity method. In applying the equity method, these investments are initially recorded at cost and are subsequently adjusted based on our proportionate share of the net income or loss of the funds (which include changes in the market value of the underlying securities in the funds). Fluctuations in the carrying value of the investment funds accounted for using the equity method may increase the volatility of our reported results of operations. Investment funds accounted for using the equity method totaled $370.2 million at June 30, 2009, compared to $301.0 million at December 31, 2008. At June 30, 2009, our portfolio included $431.4 million of investments in U.S. and Euro-denominated bank loan funds, of which 58.8% are reflected in the investment funds accounted for using the equity method noted above.

Other Expenses

Other expenses, which are included in our other operating expenses and part of corporate and other (non-underwriting), were $11.5 million for the 2009 second quarter, compared to $10.9 million for the 2008 second quarter. Such amounts primarily represent certain holding company costs necessary to support our worldwide insurance and reinsurance operations, share based compensation expense and costs associated with operating as a publicly traded company.

Net Foreign Exchange Gains or Losses

Net foreign exchange losses for the 2009 second quarter of $53.7 million consisted of net unrealized losses of $52.2 million and net realized losses of $1.5 million, compared to net foreign exchange gains for the 2008 second quarter of $0.3 million, which consisted of net unrealized gains of $1.1 million and net realized losses of $0.8 million. The 2009 second quarter net foreign exchange losses resulted from the significant weakening of the U.S. Dollar against the British Pound, Euro and other major currencies during the period. Net unrealized foreign exchange gains or losses result from the effects of revaluing our net insurance liabilities required to be settled in foreign currencies at each balance sheet date. We hold investments in foreign currencies which are intended to mitigate our exposure to foreign currency fluctuations in our net insurance liabilities. However, changes in the value of such investments due to foreign currency rate movements are reflected as a direct increase or decrease to shareholders’ equity and are not included in the statements of income.

Six Months Ended June 30, 2009 and 2008

The following table sets forth net income available to common shareholders and earnings per common share data:

	Six Months Ended
	June 30,
(U.S. dollars in thousands, except share data)	2009	2008

Net income available to common shareholders	$291,998	$381,704
Diluted net income per common share	$4.67	$5.71
Diluted weighted average common shares and common share equivalents outstanding	62,589,856	66,886,972

Net income available to common shareholders was $292.0 million for the 2009 period, compared to $381.7 million for the 2008 period. The decrease in net income was primarily due to a lower level of investment returns consisting of net investment income and net realized gains or losses and an increase in net impairment losses. The impact of these items was offset positively by an increase in the equity in net income (loss) of investment funds accounted for using the equity method. Our net income available to common shareholders for the 2009 period represented a 17.1% annualized return on average common equity, compared to 21.0% for the 2008 period. For purposes of computing return on average common equity, average common equity has been calculated as the average of common shareholders’ equity outstanding at the beginning and ending of each period.

Diluted weighted average common shares and common share equivalents outstanding, used in the calculation of net income per common share, were 62.6 million in the 2009 period, compared to 66.9 million in the 2008 period. The lower level of weighted average shares outstanding in the 2009 period was primarily due to the impact of share repurchases. As a result of the share repurchase transactions to date, weighted average shares outstanding for the 2009 period were reduced by 15.3 million shares, compared to 10.6 million shares for the 2008 period.

Segment Information

Insurance Segment

The following table sets forth our insurance segment’s underwriting results:

	Six Months Ended
	June 30,
	2009	2008

Gross premiums written	$1,275,054	$1,248,011
Net premiums written	860,904	824,265

Net premiums earned	$818,551	$835,685
Fee income	1,665	1,762
Losses and loss adjustment expenses	(557,365)	(549,936)
Acquisition expenses, net	(116,371)	(107,289)
Other operating expenses	(133,744)	(145,203)
Underwriting income	$12,736	$35,019

Underwriting Ratios
Loss ratio	68.1%	65.8%
Acquisition expense ratio (1)	14.0%	12.6%
Other operating expense ratio	16.3%	17.4%
Combined ratio	98.4%	95.8%

(1)          The acquisition expense ratio is adjusted to include certain fee income.

The insurance segment’s underwriting income was $12.7 million for the 2009 period, compared to $35.0 million for the 2008 period. The combined ratio for the insurance segment was 98.4% for the 2009 period, compared to 95.8% for the 2008 period. The components of the insurance segment’s underwriting income are discussed below.

Premiums Written.  Gross premiums written by the insurance segment in the 2009 period were 2.2% higher than in the 2008 period, with growth in programs, national accounts casualty and executive assurance business. The increase in programs and national accounts casualty business primarily resulted from new business while the increase in executive assurance business primarily resulted from renewal rate increases. Such amounts were partially offset by reductions in casualty, surety, and professional liability business as the insurance segment continued to maintain underwriting discipline in response to the current market environment. The higher net premiums written growth rate of 4.4% primarily resulted from changes in reinsurance usage and the impact of changes in the mix of business. For information regarding net premiums written produced by major line of business and geographic location, refer to Note 5, “Segment Information,” of the notes accompanying our consolidated financial statements.

Net Premiums Earned.  Net premiums earned by the insurance segment in the 2009 period were 2.1% lower than in the 2008 period, and reflect changes in net premiums written over the previous five quarters, including the mix and type of business written.

Losses and Loss Adjustment Expenses.  The loss ratio for the insurance segment was 68.1% in the 2009 period, compared to 65.8% in the 2008 period. The insurance segment’s 2009 period loss ratio included increases in expected loss ratios across a number of lines of business, primarily due to the anticipated impact of rate changes, and changes in the mix of business. In addition, the 2009 period loss ratio also reflected a higher level of large loss activity than the 2008 period. The 2009 period loss ratio reflected a 3.4 point reduction related to estimated net favorable development in prior year loss reserves, compared to a 3.5 point reduction in the 2008 period. The estimated net favorable development in the 2009 period was primarily in medium-tail lines and mainly resulted from better than expected claims emergence. The loss ratio for the 2009 period did not include significant current period catastrophic event activity, compared to 3.3 points in the 2008 period.

Underwriting Expenses.  The insurance segment’s underwriting expense ratio was 30.3% in the 2009 period, compared to 30.0% in the 2008 period. The acquisition expense ratio was 14.0% for the 2009 period, compared to 12.6% for the 2008 period. The acquisition expense ratio is influenced by, among other things, (1) the amount of ceding commissions received from unaffiliated reinsurers, (2) the amount of business written on a surplus lines (non-admitted) basis and (3) mix of business. In addition, the 2009 period acquisition expense ratio reflected an increase of 0.1 points related to the estimated net favorable development in prior year loss reserves, compared to 0.5 points in the 2008 period. The comparison of the 2009 period and 2008 period acquisition expense ratios reflects changes in the form of reinsurance ceded and the mix of business. The insurance segment’s other operating expense ratio was 16.3% for the 2009 period, compared to 17.4% in the 2008 period. The operating expense ratio for the 2009 period included 0.4 points related to an expansion of the insurance segment’s presence in the executive assurance and professional liability lines of business. We expect that this initiative will negatively impact the insurance segment’s operating expense ratio over the balance of 2009. In addition, the 2009 period operating expense ratio reflects the benefits of non-recurring adjustments in compensation costs in the 2009 period, as well as the insurance segment’s expense management plan implemented in 2008, which included office relocation and personnel and other expense saving initiatives.

Reinsurance Segment

The following table sets forth our reinsurance segment’s underwriting results:

	Six Months Ended
	June 30,
	2009	2008

Gross premiums written	$668,518	$707,145
Net premiums written	655,813	673,195

Net premiums earned	$581,271	$578,224
Fee income	77	544
Losses and loss adjustment expenses	(242,035)	(259,106)
Acquisition expenses, net	(133,901)	(126,576)
Other operating expenses	(35,135)	(38,329)
Underwriting income	$170,277	$154,757

Underwriting Ratios
Loss ratio	41.6%	44.8%
Acquisition expense ratio	23.0%	21.9%
Other operating expense ratio	6.0%	6.6%
Combined ratio	70.6%	73.3%

The reinsurance segment’s underwriting income was $170.3 million for the 2009 period, compared to $154.8 million for the 2008 period. The combined ratio for the reinsurance segment was 70.6% for the 2009 period, compared to 73.3% for the 2008 period. The components of the reinsurance segment’s underwriting income are discussed below.

Premiums Written.  Gross premiums written by the reinsurance segment in the 2009 period were 5.5% lower than in the 2008 period, primarily due to reductions in casualty and other specialty business written in the 2009 period. The decrease in other specialty was primarily due to the non-renewal of a non-standard auto treaty, while the lower level of casualty business resulted from the impact of non-renewals of a number of contracts. The decreases were partially offset by increases in property catastrophe business, primarily due to the renewal of a two-year treaty, and a $21.4 million increase in writings by the reinsurance segment’s property facultative operation.

Ceded premiums written by the reinsurance segment were 1.9% of gross premiums written for the 2009 period, compared to 4.8% for the 2008 period. In the 2009 period, Arch Re Bermuda ceded $4.0 million of premiums written, or 0.6%, under a quota share reinsurance treaty to Flatiron, compared to $25.4 million, or 3.6%, in the 2008 period. Commission income from the treaty (in excess of the reimbursement of direct acquisition expenses) reduced the reinsurance segment’s acquisition expense ratio by 0.7 points in the 2009 period, compared to 2.8 points in the 2008 period.

Net premiums written by the reinsurance segment in the 2009 period were 2.6% lower than in the 2008 period, primarily due to the items noted above. For information regarding net premiums written produced by major line of business and geographic location, refer to Note 5, “Segment Information,” of the notes accompanying our consolidated financial statements.

Net Premiums Earned.  Net premiums earned in the 2009 period were 0.5% higher than in the 2008 period, and reflect changes in net premiums written over the previous five quarters, including the mix and type of business written.

Losses and Loss Adjustment Expenses.  The reinsurance segment’s loss ratio was 41.6% in the 2009 period, compared to 44.8% for the 2008 period. The loss ratio for the 2009 period benefited from a higher level of property and short-tail business and a minimal level of catastrophic activity in the period. Net premiums earned in property and other short-tail lines were approximately 70.6 % of the total for the 2009 period, compared to 62.5% in the 2008 period. The 2009 period loss ratio included 1.4 points of current period catastrophic event activity, compared to 3.9 points for the 2008 period. The loss ratio for the 2009 period reflected a 14.7 point reduction related to estimated net favorable development in prior year loss reserves, compared to a 15.6 point reduction in the 2008 period. The estimated net favorable development in the 2009 period primarily resulted from better than anticipated claims emergence in older underwriting years in longer and short-tail lines and also reflected the commutation of a non-standard auto treaty in the period.

Underwriting Expenses.  The underwriting expense ratio for the reinsurance segment was 29.0% in the 2009 period, compared to 28.5% in the 2008 period. The acquisition expense ratio for the 2009 period was 23.0%, compared to 21.9% for the 2008 period, with the increase in the 2009 second quarter primarily due to the lower level of commission income from the Treaty with Flatiron noted above. In addition, the 2009 period acquisition expense ratio reflected 0.5 points related to estimated net favorable development in prior year loss reserves, compared to 0.6 points in the 2008 period. The comparison of the 2009 period and 2008 period acquisition expense ratios is influenced by, among other things, the mix and type of business written and earned and the level of ceding commission income. The reinsurance segment’s other operating expense ratio was 6.0% for the 2009 period, compared to 6.6% for the 2008 period. Roughly half of the decrease in the operating expense ratio was related to a non-recurring expense recovery in the 2009 period, with the balance primarily due to the impact of growth in the reinsurance segment’s property facultative business and a higher level of net premiums earned in the 2009 period.

Net Investment Income

Net investment income for the 2009 period was $196.4 million, compared to $239.3 million in the 2008 period. The lower level of net investment income in the 2009 period, compared to the 2008 period, was primarily driven by a decline in yields on our invested assets and also reflected (i) a reduction in the portfolio’s effective duration, (ii) a decrease in income from our securities lending program, (iii) reductions to the cost basis of treasury inflation protected securities (TIPS) in the 2009 first quarter which resulted from a decline in the consumer price index (CPI), and (iv) our share repurchase program discussed below. In addition, the 2008 period included $3.4 million of interest income related to a favorable arbitration decision. The pre-tax investment income yield was 3.87% for the 2009 period, compared to 4.84% (excluding the arbitration interest) for the 2008 period. The pre-tax investment income yields were calculated based on amortized cost.

Net Realized Gains or Losses

Net realized gains (losses) were as follows, excluding other-than-temporary impairment provisions:

	Six Months Ended
	June 30,
(U.S. dollars in thousands)	2009	2008

Fixed maturities	$10,308	$72,073
Other investments	(18,690)	(5,216)
Other (1)	(8,575)	(20,091)
Net realized gains (losses)	$(16,957)	$46,766

(1) Primarily consists of net realized losses related to investment-related derivatives and foreign currency forward contracts.

Total return on our portfolio under management, as reported to us by our investment advisors, for the 2009 period was 5.03%, compared to 0.86% for the 2008 period. Excluding foreign exchange, total return was 4.46% for the 2009 period, compared to 0.63% for the 2008 period.

Net Impairment Losses Recognized in Earnings

For the 2009 period, we recorded $113.6 million of OTTI of which $57.0 million was recognized as credit related impairments in earnings, with the remaining $56.6 million related to other factors (e.g., interest rates, market conditions, etc.) recorded as an unrealized component of accumulated other comprehensive income (loss). The OTTI recorded in the 2009 period primarily resulted from reductions in estimated recovery values on certain mortgage-backed and asset-backed securities following the review of such securities. We recorded $23.5 million of OTTI as a charge against earnings in the 2008 period. Such amount was recorded prior to the adoption of FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” and included a portion related to credit losses and a portion related to all other factors.

Equity in Net Income (Loss) of Investment Funds Accounted for Using the Equity Method

We recorded $66.3 million of net income related to investment funds accounted for using the equity method in the 2009 period, compared to net losses of $2.7 million for the 2008 period.

Other Expenses

Other expenses, which are included in our other operating expenses and part of corporate and other (non-underwriting), were $17.5 million for the 2009 period, compared to $16.2 million for the 2008 period. Such amounts primarily represent certain holding company costs necessary to support our worldwide insurance and reinsurance operations, share based compensation expense and costs associated with operating as a publicly traded company.

Net Foreign Exchange Gains or Losses

Net foreign exchange losses for the 2009 period of $28.5 million consisted of net unrealized losses of $26.2 million and net realized losses of $2.3 million, compared to net foreign exchange losses for the 2008 period of $23.3 million, which consisted of net unrealized losses of $21.2 million and net realized losses of $2.1 million.

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

On a consolidated basis, our aggregate investable assets totaled $10.75 billion at June 30, 2009, compared to $9.97 billion at December 31, 2008, as detailed in the table below:

	June 30,	December 31,
	2009	2008

Fixed maturities available for sale, at market value	$8,944,110	$8,122,221
Fixed maturities pledged under securities lending agreements, at market value (1)	559,385	626,501
Total fixed maturities	9,503,495	8,748,722
Short-term investments available for sale, at market value	660,859	479,586
Short-term investments pledged under securities lending agreements, at market value (1)	—	101,564
Cash	336,693	251,739
Other investments (2)
Fixed income mutual funds	49,505	39,858
Privately held securities and other	65,755	69,743
Investment funds accounted for using the equity method (3)	370,165	301,027
Total cash and investments (1)	10,986,472	9,992,239
Securities transactions entered into but not settled at the balance sheet date	(239,736)	(18,236)
Total investable assets	$10,746,736	$9,974,003

(1)          In our securities lending transactions, we receive collateral in excess of the market value of the fixed maturities and short-term investments pledged under securities lending agreements. For purposes of this table, we have excluded the investment of collateral received and reinvested at June 30, 2009 and December 31, 2008 of $556.5 million and $730.2 million, respectively, which is reflected as “investment of funds received under securities lending agreements, at market value” and included the $559.4 million and $728.1 million, respectively, of “fixed maturities and short-term investments pledged under securities lending agreements, at market value.”

(2)          Other investments include (i) mutual funds which invest in fixed maturity securities and international equity index funds; and (ii) privately held securities and other which include our investment in Aeolus LP and other privately held securities.

(3)          Our investment portfolio includes certain funds that invest in fixed maturity securities which, due to the ownership structure of the funds, are accounted for by us using the equity method. In applying the equity method, these investments are initially recorded at cost and are subsequently adjusted based on our proportionate share of the net income or loss of the funds (which include changes in the market value of the underlying securities in the funds). Changes in the carrying value of such investments are recorded as “Equity in net income (loss) of investment funds accounted for using the equity method” rather than as an unrealized gain or loss component of accumulated other comprehensive income in shareholders’ equity as are changes in the carrying value of our other fixed income investments.

At June 30, 2009, our fixed income portfolio, which includes fixed maturity securities and short-term investments, had a “AA+” average Standard & Poor’s quality rating, an average effective duration of 3.02 years, and an average yield to maturity (imbedded book yield), before investment expenses, of 4.06%. At December 31, 2008, our fixed income portfolio had a “AA+” average Standard & Poor’s quality rating, an average effective duration of 3.62 years, and an average yield to maturity (imbedded book yield), before investment expenses, of 4.55%. At June 30, 2009, approximately $6.0 billion, or 55.8%, of our total investments and cash was internally managed, compared to $5.3 billion, or 52.2%, at December 31, 2008.

The following table summarizes our fixed maturities and fixed maturities pledged under securities lending agreements:

(U.S. dollars in thousands)	Estimated Market Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost	OTTI Unrealized Losses (1)

June 30, 2009:
Corporate bonds	$2,885,694	$65,137	$(42,771)	$2,863,328	$(22,714)
Mortgage backed securities	1,622,276	21,324	(104,187)	1,705,139	$(75,010)
U.S. government and government agencies	1,289,603	20,917	(12,888)	1,281,574	(614)
Commercial mortgage backed securities	1,302,208	26,455	(25,932)	1,301,685	(5,689)
Asset backed securities	805,921	17,483	(21,747)	810,185	(8,176)
Municipal bonds	858,065	29,595	(2,796)	831,266	(198)
Non-U.S. government securities	739,728	46,625	(8,222)	701,325	(647)
Total	$9,503,495	$227,536	$(218,543)	$9,494,502	$(113,048)

December 31, 2008:
Corporate bonds	$2,019,373	$51,131	$(98,979)	$2,067,221	—
Mortgage backed securities	1,581,736	23,306	(125,759)	1,684,189	—
U.S. government and government agencies	1,463,897	77,762	(14,159)	1,400,294	—
Commercial mortgage backed securities	1,219,737	16,128	(68,212)	1,271,821	—
Asset backed securities	970,041	1,121	(70,762)	1,039,682	—
Municipal bonds	965,966	26,815	(1,730)	940,881	—
Non-U.S. government securities	527,972	33,690	(31,884)	526,166	—
Total	$8,748,722	$229,953	$(411,485)	$8,930,254	—

(1) Represents the total other-than-temporary impairments (“OTTI”) in accumulated other comprehensive income (“AOCI”) and included in the gross unrealized losses column.

The credit quality distribution of our fixed maturities and fixed maturities pledged under securities lending agreements is shown below:

	June 30, 2009		December 31, 2008
Rating (1)	Estimated Market Value	% of Total	Estimated Market Value	% of Total

AAA	$7,163,333	75.4	$6,756,503	77.2
AA	1,013,732	10.7	815,512	9.3
A	734,015	7.7	750,947	8.6
BBB	267,107	2.8	195,319	2.2
BB	65,242	0.7	52,349	0.6
B	178,196	1.9	126,688	1.5
Lower than B	29,446	0.3	9,549	0.1
Not rated	52,424	0.5	41,855	0.5
Total	$9,503,495	100.0	$8,748,722	100.0

(1) Ratings as assigned by the major rating agencies.

At June 30, 2009 and December 31, 2008, below-investment grade securities comprised approximately 3.4% and 2.7%, respectively, of our fixed maturities and fixed maturities pledged under securities lending agreements.  In accordance with our investment strategy, we invest in high yield fixed income securities which are included in “Corporate bonds.” Upon issuance, these securities are typically rated below investment grade (i.e., rating assigned by the major rating agencies of “BB” or less). At June 30, 2009 and December 31, 2008, corporate bonds represented 81% and 94%, respectively, of the total below investment grade securities at market value, with the remainder primarily in mortgage backed securities.

The following table provides information on the severity of the unrealized loss position as a percentage of amortized cost for all fixed maturities and fixed maturities pledged under securities lending agreements which were in an unrealized loss position at June 30, 2009 and December 31, 2008:

	June 30, 2009			December 31, 2008
Severity of Unrealized Loss	Estimated Market Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses	Estimated Market Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses

0-10%	$2,461,985	$(49,874)	22.8	$2,672,702	$(104,517)	25.4
10-20%	260,648	(45,675)	20.9	526,450	(87,438)	21.3
20-30%	137,391	(43,632)	20.0	247,798	(82,966)	20.2
30-40%	75,206	(37,446)	17.1	122,190	(65,626)	15.9
40-50%	19,385	(16,664)	7.6	55,459	(45,032)	10.9
50-60%	13,276	(15,449)	7.1	16,798	(19,741)	4.8
60-70%	3,048	(5,273)	2.4	1,680	(2,886)	0.7
70-80%	949	(2,719)	1.3	1,181	(3,279)	0.8
80-90%	237	(1,139)	0.5	—	—	—
90-93%	51	(672)	0.3	—	—	—
Total	$2,972,176	$(218,543)	100.0	$3,644,258	$(411,485)	100.0

The following table provides information on the severity of the unrealized loss position as a percentage of amortized cost for non-investment grade fixed maturities and fixed maturities pledged under securities lending agreements which were in an unrealized loss position at June 30, 2009 and December 31, 2008:

	June 30, 2009			December 31, 2008
Severity of Unrealized Loss	Estimated Market Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses	Estimated Market Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses

0-10%	$60,878	$(3,040)	1.4	$33,362	$(1,970)	0.5
10-20%	32,887	(6,442)	2.9	107,828	(14,293)	3.5
20-30%	22,340	(7,605)	3.5	17,781	(6,091)	1.5
30-40%	23,182	(12,204)	5.6	10,709	(5,578)	1.3
40-50%	2,196	(1,948)	0.9	15,311	(11,899)	2.9
50-60%	1,437	(1,538)	0.7	2,605	(3,179)	0.7
60-70%	—	—	—	71	(107)	0.0
70-80%	58	(148)	0.1	100	(254)	0.1
80-90%	97	(424)	0.2	—	—	—
90-93%	51	(672)	0.3	—	—	—
Total	$143,126	$(34,021)	15.6	$187,767	$(43,371)	10.5

We determine estimated recovery values for our fixed maturities and fixed maturities pledged under securities lending agreements following a review of the business prospects, credit ratings, estimated loss given default factors and information received from asset managers and rating agencies for each security. For structured securities, we utilize underlying data, where available, for each security provided by asset managers and additional information from credit agencies in order to determine an expected recovery value for each security. The analysis provided by the asset managers includes expected cash flow projections under base case and stress case scenarios which modify expected default expectations and loss severities and slow down prepayment assumptions. In the tables above, securities at June 30, 2009 which were in an unrealized loss position of greater than 40% of amortized cost were primarily in asset backed and mortgage backed securities where the estimated market value for the securities was lower than our expected recovery value.

The following table summarizes our top ten exposures to fixed income corporate issuers at June 30, 2009:

	Estimated Market Value
(U.S. dollars in thousands)	Government Guaranteed (1)	Not Guaranteed	Total

JPMorgan Chase & Co.	$84,879	$76,587	$161,466
Bank of America Corp.	58,955	44,544	103,499
Citigroup Inc.	53,096	37,641	90,737
GMAC LLC	79,840	—	79,840
Societe Financement de l’Economie	65,310	—	65,310
General Electric Capital Corp.	15,164	46,892	62,056
Anz National (Int’l) Limited	57,217	—	57,217
Morgan Stanley	38,230	15,176	53,406
Verizon Communications Inc.	—	52,361	52,361
Japan Bank for Int’l Cooperation	52,214	—	52,214
Total	$504,905	$273,201	$778,106

(1) Securities of U.S.-domiciled issuers are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”), a U.S. government agency, under the Temporary Liquidity Guarantee Program. Societe Financement de l’Economie, Anz National (Int’l) Limited and Japan Bank for Int’l Cooperation are guaranteed by foreign governments.

As of June 30, 2009, we held insurance enhanced municipal bonds, net of prerefunded bonds that are escrowed in U.S. government obligations, in the amount of $324.8 million, which represented 3.0% of our total invested assets. These securities had an average rating of “Aa2” by Moody’s and “AA” by Standard & Poor’s. Giving no effect to the insurance enhancement, the overall credit quality of our insured municipal bond portfolio was an average underlying rating of “Aa3” by Moody’s and “AA” by Standard & Poor’s. The ratings were obtained from the individual rating agencies and were assigned a numerical amount with 1 being the highest rating. The average ratings were calculated using the weighted average market values of the individual bonds. The average rating with and without the insurance enhancement are substantially the same at June 30, 2009, indicating the low level of credit given for the insurance enhancement in the market. In addition, in cases where the claims paying ratings of the guarantors are lower than the underlying rating of the municipal bond, no adjustment to the underlying rating of the municipal bond is made. Guarantors of our insurance enhanced municipal bonds, net of prerefunded bonds that are escrowed in U.S. government obligations, included National Public Finance Guarantee (f.k.a. MBIA Insurance Corporation) ($150.1 million), Financial Security Assurance Inc. (acquired by Assured Guaranty Ltd. on July 1) ($83.3 million), Ambac Financial Group, Inc. ($43.8 million), Financial Guaranty Insurance Company ($25.3 million) and the Texas Permanent School Fund ($22.2 million). We do not have a significant exposure to insurance enhanced asset-backed or mortgage-backed securities. We do not have any significant investments in companies which guarantee securities at June 30, 2009.

The following table provides information on our mortgage backed securities (“MBS”) and commercial mortgage backed securities (“CMBS”) at June 30, 2009, excluding amounts guaranteed by the U.S. government:

				Estimated Market Value
(U.S. dollars in thousands)	Issuance Year	Amortized Cost	Average Credit Quality	Total	% of Amortized Cost	% of Investable Assets

MBS:
Non-agency MBS	2002	$4,842	AAA	$4,520	93.3%	0.0%
	2003	4,111	AAA	3,665	89.2%	0.0%
	2004	36,070	AA+	28,661	79.5%	0.3%
	2005	96,839	AA	64,227	66.3%	0.6%
	2006	72,390	A+	50,672	70.0%	0.5%
	2007	102,402	BBB	73,956	72.2%	0.7%
	2008	27,883	AAA	23,924	85.8%	0.2%
	2009	45,489	AAA	45,413	99.8%	0.4%
Total non-agency MBS		$390,026	AA-	$295,038	75.6%	2.7%

CMBS:
Non-agency CMBS	1998	$3,761	AAA	$3,402	90.5%	0.0%
	1999	65,440	AAA	64,910	99.2%	0.6%
	2000	128,617	AAA	130,574	101.5%	1.2%
	2001	113,398	AAA	116,484	102.7%	1.1%
	2002	66,656	AAA	66,916	100.4%	0.6%
	2003	93,209	AAA	93,008	99.8%	0.9%
	2004	75,045	AAA	71,211	94.9%	0.7%
	2005	85,890	AAA	78,248	91.1%	0.7%
	2006	78,456	AAA	75,906	96.7%	0.7%
	2007	39,214	AAA	36,782	93.8%	0.3%
Total non-agency CMBS		$749,686	AAA	$737,441	98.4%	6.9%

Additional Statistics:

	Non-Agency MBS	Non-Agency CMBS (1)
Weighted average loan age (months)	41	82
Weighted average life (months) (2)	55	23
Weighted average loan-to-value % (3)	70.0%	63.0%
Total delinquencies (4)	13.9%	2.1%
Current credit support % (5)	19.2%	29.7%

(1) Loans defeased with government/agency obligations represented approximately 22% of the collateral underlying our CMBS holdings.

(2) The weighted average life for MBS is based on the interest rates in effect at June 30, 2009. The weighted average life for CMBS reflects the average life of the collateral underlying our CMBS holdings.

(3) The range of loan-to-values on MBS is 37% to 91% while the range of loan-to-values on CMBS is 43% to 76%.

(4) Total delinquencies includes 60 days and over.

(5) Current credit support % represents the percentage for a collateralized mortgage obligation (“CMO”) or CMBS class/tranche from other subordinate classes in the same CMO or CMBS deal.

The following table provides information on our asset backed securities (“ABS”) at June 30, 2009:

			Estimated Market Value
(U.S. dollars in thousands)	Amortized Cost	Average Credit Quality	Total	% of Amortized Cost	% of Investable Assets

Sector:
Autos (1)	$218,880	AAA	$219,516	100.3%	2.0%
Credit cards (2)	339,427	AAA	346,888	102.2%	3.2%
Rate reduction bonds (3)	139,666	AAA	143,667	102.9%	1.3%
Student loans (4)	40,617	AAA	40,246	99.1%	0.4%
Equipment (5)	29,536	AAA	29,828	101.0%	0.3%
Other	8,625	AAA	7,260	84.2%	0.1%
	776,751	AAA	787,405	101.4%	7.3%

Home equity (6)	$23,409	AAA	$14,792	63.2%	0.2%
	6,126	AA	2,091	34.1%	0.0%
	405	A	120	29.6%	0.0%
	921	B	619	67.2%	0.0%
	2,367	CCC	836	35.3%	0.0%
	206	D	58	28.2%	0.0%
	33,434	AA+	18,516	55.4%	0.2%

Total ABS	$810,185	AAA	$805,921	99.5%	7.5%

The effective duration of the total ABS was 1.0 years at June 30, 2009

(1) The weighted average credit support % on autos is 17.6%.

(2) The weighted average credit support % on credit cards is 13.6%.

(3) The weighted average credit support % on rate reduction bonds is 1.5%.

(4) The weighted average credit support % on student loans is 5.3%.

(5) The weighted average credit support % on equipment is 6.2%.

(6) The weighted average credit support % on home equity is 32.1%.

At June 30, 2009, our fixed income portfolio included $58.4 million par value in sub-prime securities with an estimated market value of $19.8 million and an average credit quality of “AA+.” Such amounts were primarily in the home equity sector of our asset backed securities with the balance in other ABS, MBS and CMBS sectors. We define sub-prime mortgage-backed securities as investments in which the underlying loans primarily exhibit one or more of the following characteristics: low FICO scores, above-prime interest rates, high loan-to-value ratios or high debt-to-income ratios. In addition, the portfolio of collateral backing our securities lending program contains $24.2 million estimated market value of sub-prime securities with an average credit quality of “AA+” from Standard & Poor’s and “Ba3” from Moody’s.

Certain of our investments, primarily those included in “other investments” and “investment funds accounted for using the equity method” on our balance sheet, may use leverage to achieve a higher rate of return. While leverage presents opportunities for increasing the total return of such investments, it may increase losses as well. Accordingly, any event that adversely affects the value of the underlying securities held by such investments would be magnified to the extent leverage is used and our potential losses from such investments would be magnified. In addition, the structures used to generate leverage may lead to such investment funds being required to meet covenants based on market valuations and asset coverage. Market valuation declines in the funds could force the sale of investments into a depressed market, which may result in significant additional losses. Alternatively, the funds may attempt to deleverage by raising additional equity or potentially changing the terms of the established financing arrangements. We may choose to participate in the additional funding of such investments. Our investment commitments related to investment funds accounted for using the equity method, totaled approximately $6.9 million.

Our investment strategy allows for the use of derivative instruments. We utilize various derivative instruments such as futures contracts as part of the management of our stock index fund investments and to replicate equity investment positions. Derivative instruments may be used to enhance investment performance, replicate investment positions or manage market exposures and duration risk that would be allowed under our investment guidelines if implemented in other ways. See Note 8, “Investment Information—Investment-Related Derivatives,” of the notes accompanying our consolidated financial Statements for additional disclosures concerning derivatives.

Other investments totaled $115.3 million at June 30, 2009, compared to $109.6 million at December 31, 2008. Investment funds accounted for using the equity method totaled $370.2 million at June 30, 2009, compared to $301.0 million at December 31, 2008. See Note 8, “Investment Information—Other Investments” and “Investment Information—Investment Funds Accounted for Using the Equity Method” of the notes accompanying our consolidated financial statements for further details.

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

We use quoted values and other data provided by nationally recognized independent pricing sources as inputs into the process for determining fair values of our fixed maturity investments. To validate the techniques or models used by pricing sources, our review process includes, but is not limited to: (i) quantitative analysis (e.g., comparing the quarterly return for each managed portfolio to its target benchmark, with significant differences identified and investigated); (ii) a review of the average number of prices obtained in the pricing process and the range of resulting market values; (iii) initial and ongoing evaluation of methodologies used by outside parties to calculate fair value including a review of deep dive reports on selected securities which indicated the use of observable inputs in the pricing process; (iv) comparing the fair value estimates to our knowledge of the current market; (v) a comparison of the pricing services’ fair values to other pricing services’ fair values for the same investments; and (vi) back-testing, which includes randomly selecting purchased or sold securities and comparing the executed prices to the fair value estimates from the pricing service. At June 30, 2009, we obtained an average of 2.55 quotes per investment, compared to 2.6 quotes at December 31, 2008. Where multiple quotes or prices were obtained, a price source hierarchy was maintained in order to determine which price source provided the fair value (i.e., a price obtained from a pricing service with more seniority in the hierarchy will be used from a less senior one in all cases). The hierarchy prioritizes pricing services based on availability and reliability and assigns the highest priority to index providers. Based on the above review, we will challenge any prices for a security or portfolio which are considered not to be representative of fair value. We did not adjust the prices or quotes provided by the pricing services at June 30, 2009 or December 31, 2008.

The independent pricing sources obtain market quotations and actual transaction prices for securities that have quoted prices in active markets. Each source has its own proprietary method for determining the fair value of securities that are not actively traded. In general, these methods involve the use of “matrix pricing” in which the independent pricing source uses observable market inputs including, but not limited to, investment yields, credit risks and spreads, benchmarking of like securities, broker-dealer quotes, reported trades and sector groupings to determine a reasonable fair market value. In addition, pricing vendors use model processes, such as an Option Adjusted Spread model, to develop prepayment and interest rate scenarios. The Option Adjusted Spread model is commonly used to estimate fair value for securities such as mortgage backed and asset backed securities. In certain circumstances, when fair market values are unavailable from these independent pricing sources, quotes are obtained directly from broker-dealers who are active in the corresponding markets. Such quotes are subject to the validation procedures noted above. Of the $10.2 billion of financial assets and liabilities measured at fair value, approximately $1.02 billion, or 10%, were priced using non-binding broker-dealer quotes.

We review our securities measured at fair value and discuss the proper classification of such investments with investment advisors and others. Upon adoption of SFAS No. 157 and at June 30, 2009, we determined that Level 1 securities included highly liquid, recent issue U.S. Treasuries and certain of our short-term investments held in highly liquid money market-type funds where it believes that quoted prices are available in an active market.

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

We determined that three Euro-denominated corporate bonds which invest in underlying portfolios of fixed income securities for which there is a low level of transparency around inputs to the valuation process should be classified within Level 3 of the valuation hierarchy. In addition, we determined that two mutual funds, included in other investments, which invest in underlying portfolios of fixed income securities for which there is a low level of transparency around inputs to the valuation process should be classified within Level 3 of the valuation hierarchy. These items were reclassified as Level 3 during the 2008 fourth quarter due to the significant dislocation in the credit markets during October and November 2008. We believe that the market for such investments, which are primarily investments in an underlying portfolio of structured bank loans, deteriorated in response to market conditions. As such, the inputs to the valuation process for these investments were determined to be less observable than in prior periods. We review the classification of our investments each quarter. In addition, Level 3 securities include a small number of premium-tax bonds.

See Note 8, “Investment Information—Fair Value” of the notes accompanying our consolidated financial statements for a summary of our financial assets and liabilities measured at fair value at June 30, 2009 by SFAS No. 157 hierarchy.

Reinsurance Recoverables

We monitor the financial condition of our reinsurers and attempt to place coverages only with substantial, financially sound carriers. At June 30, 2009, approximately 89.3% of reinsurance recoverables on paid and unpaid losses (not including prepaid reinsurance premiums) of $1.79 billion were due from carriers which had an A.M. Best rating of “A-” or better and the largest reinsurance recoverables from any one carrier was less than 6.5% of our total shareholders’ equity. At December 31, 2008, approximately 88.5% of reinsurance recoverables on paid and unpaid losses (not including prepaid reinsurance premiums) of $1.79 billion were due from carriers which had an A.M. Best rating of “A-” or better and the largest reinsurance recoverables from any one carrier was less than 7.3% of our total shareholders’ equity.

Reinsurance recoverables from Flatiron, which is not rated by A.M. Best, were $131.1 million at June 30, 2009, compared to $148.7 million at December 31, 2008. Flatiron is required to contribute funds into a trust for the benefit of Arch Re Bermuda. The recoverable from Flatiron was fully collateralized through such trust at June 30, 2009 and December 31, 2008. See Note 6, “Reinsurance,” of the notes accompanying our consolidated financial Statements for further details on the quota share reinsurance treaty with Flatiron.

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

At June 30, 2009 and December 31, 2008, our Loss Reserves, net of unpaid losses and loss adjustment expenses recoverable, by type and by operating segment were as follows:

	June 30,	December 31,
	2009	2008

Insurance:
Case reserves	$1,126,491	$1,043,168
IBNR reserves	2,348,477	2,257,735
Total net reserves	$3,474,968	$3,300,903

Reinsurance:
Case reserves	$770,504	$661,621
Additional case reserves	64,413	87,820
IBNR reserves	1,758,901	1,887,478
Total net reserves	$2,593,818	$2,636,919

Total:
Case reserves	$1,896,995	$1,704,789
Additional case reserves	64,413	87,820
IBNR reserves	4,107,378	4,145,213
Total net reserves	$6,068,786	$5,937,822

At June 30, 2009 and December 31, 2008, the insurance segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	June 30,	December 31,
	2009	2008

Casualty	$650,792	$673,511
Property, energy, marine and aviation	526,651	518,475
Executive assurance	500,613	445,922
Professional liability	477,001	448,769
Programs	426,476	400,245
Construction	418,409	389,931
Healthcare	152,045	148,915
Surety	88,317	79,705
National accounts casualty	72,470	54,974
Travel and accident	26,129	20,638
Other	136,065	119,818
Total net reserves	$3,474,968	$3,300,903

At June 30, 2009 and December 31, 2008, the reinsurance segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	June 30,	December 31,
	2009	2008

Casualty	$1,753,742	$1,739,394
Property excluding property catastrophe	314,947	299,811
Marine and aviation	244,987	238,959
Property catastrophe	127,858	145,211
Other specialty	106,372	163,099
Other	45,912	50,445
Total net reserves	$2,593,818	$2,636,919

Shareholders’ Equity

Our shareholders’ equity was $4.03 billion at June 30, 2009, compared to $3.43 billion at December 31, 2008. The increase in the 2009 period of $597.0 million was attributable to net income for the period and an after-tax increase in the fair value of our investment portfolio.

Book Value per Common Share

The following table presents the calculation of book value per common share at June 30, 2009 and December 31, 2008:

	June 30,	December 31,
(U.S. dollars in thousands, except share data)	2009	2008

Calculation of book value per common share:
Total shareholders’ equity	$4,029,968	$3,432,965
Less preferred shareholders’ equity	(325,000)	(325,000)
Common shareholders’ equity	$3,704,968	$3,107,965
Common shares outstanding (1)	60,980,806	60,511,974
Book value per common share	$60.76	$51.36

(1)        Excludes the effects of 5,457,991 and 5,131,135 stock options and 265,689 and 412,622 restricted stock units outstanding at June 30, 2009 and December 31, 2008, respectively.

Liquidity and Capital Resources

ACGL is a holding company whose assets primarily consist of the shares in its subsidiaries. Generally, ACGL depends on its available cash resources, liquid investments and dividends or other distributions from its subsidiaries to make payments, including the payment of debt service obligations and operating expenses it may incur and any dividends or liquidation amounts with respect to the series A non-cumulative and series B non-cumulative preferred shares and common shares. ACGL’s readily available cash, short-term investments and marketable securities, excluding amounts held by our regulated insurance and reinsurance subsidiaries, totaled $5.1 million at June 30, 2009, compared to $16.8 million at December 31, 2008. During the six months ended June 30, 2009, ACGL received dividends of $23.9 million from Arch Re Bermuda which were used to fund the share repurchase program described below along with the payment of preferred dividends, interest expense and other corporate expenses.

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

Our insurance and reinsurance subsidiaries are required to maintain assets on deposit, which primarily consist of fixed maturities, with various regulatory authorities to support their operations. The assets on deposit are available to settle insurance and reinsurance liabilities to third parties. Our insurance and reinsurance subsidiaries also have investments in segregated portfolios primarily to provide collateral or guarantees for letters of credit to third parties. At June 30, 2009 and December 31, 2008, such amounts approximated $1.45 billion and $1.28 billion, respectively. In addition, certain of our operating subsidiaries maintain assets in trust accounts as collateral for insurance and reinsurance transactions with affiliated companies. At June 30, 2009 and December 31, 2008, such amounts approximated $4.37 billion and $4.03 billion, respectively.

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

Consolidated net cash provided by operating activities was $518.5 million for the six months ended June 30, 2009, compared to $590.8 million for the 2008 period. The lower level of operating cash flows in the 2009 period primarily resulted from an increase in paid losses, as our insurance and reinsurance loss reserves have continued to mature. Cash flow from operating activities are provided by premiums collected, fee income, investment income and collected reinsurance recoverables, offset by losses and loss adjustment expense payments, reinsurance premiums paid, operating costs and current taxes paid.

On a consolidated basis, our aggregate cash and invested assets totaled $10.75 billion at June 30, 2009, compared to $9.97 billion at December 31, 2008. The primary goals of our asset liability management process are to satisfy the insurance liabilities, manage the interest rate risk embedded in those insurance liabilities and maintain sufficient liquidity to cover fluctuations in projected liability cash flows, including debt service obligations. Generally, the expected principal and interest payments produced by our fixed income portfolio adequately fund the estimated runoff of our insurance reserves. Although this is not an exact cash flow match in each period, the substantial degree by which the market value of the fixed income portfolio exceeds the expected present value of the net insurance liabilities, as well as the positive cash flow from newly sold policies and the large amount of high quality liquid bonds, provide assurance of our ability to fund the payment of claims and to service our outstanding debt without having to sell securities at distressed prices in an illiquid market or access credit facilities.

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

The board of directors of ACGL has authorized the investment of up to $1.5 billion in ACGL’s common shares through a share repurchase program. Such amount consisted of a $1.0 billion authorization in February 2007 and a $500.0 million authorization in May 2008. Repurchases under the program may be effected from time to time in open market or privately negotiated transactions through February 2010. During the six months ended June 30, 2009, ACGL repurchased $1.6 million of common shares through the share repurchase program. Since the inception of the share repurchase program through June 30, 2009, ACGL has repurchased approximately 15.3 million common shares for an aggregate purchase price of $1.05 billion.

At June 30, 2009, approximately $448.3 million of share repurchases were available under the program. The timing and amount of the repurchase transactions under this program will depend on a variety of factors, including market conditions and corporate and regulatory considerations. We did not repurchase any shares in the 2009 second quarter under our share repurchase plan. However, we will continue to monitor our share price and, depending upon the upcoming storm season, market conditions and the development of the economy, as well as other factors, we will consider share repurchases under our existing remaining authorization on an opportunistic basis. In connection with the share repurchase program, the Warburg Pincus funds waived their rights relating to share repurchases under the shareholders agreement for all repurchases of common shares by

ACGL under the share repurchase program in open market transactions and certain privately negotiated transactions.

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

During 2006, ACGL completed two public offerings of non-cumulative preferred shares. On February 1, 2006, $200.0 million principal amount of 8.0% series A non-cumulative preferred shares (“series A preferred shares”) were issued with net proceeds of $193.5 million and, on May 24, 2006, $125.0 million principal amount of 7.875% series B non-cumulative preferred shares (“series B preferred shares” and together with the series A preferred shares, the “preferred shares”) were issued with net proceeds of $120.9 million. The net proceeds of the offerings were used to support the underwriting activities of ACGL’s insurance and reinsurance subsidiaries. ACGL has the right to redeem all or a portion of each series of preferred shares at a redemption price of $25.00 per share on or after (1) February 1, 2011 for the series A preferred shares and (2) May 15, 2011 for the series B preferred shares. Dividends on the preferred shares are non-cumulative. Consequently, in the event dividends are not declared on the preferred shares for any dividend period, holders of preferred shares will not be entitled to receive a dividend for such period, and such undeclared dividend will not accrue and will not be payable. Holders of preferred shares will be entitled to receive dividend payments only when, as and if declared by ACGL’s board of directors or a duly authorized committee of ACGL’s board of directors. Any such dividends will be payable from the date of original issue on a non-cumulative basis, quarterly in arrears. To the extent declared, these dividends will accumulate, with respect to each dividend period, in an amount per share equal to 8.0% of the $25.00 liquidation preference per annum for the series A preferred shares and 7.875% of the $25.00 liquidation preference per annum for the series B preferred shares. During the six month periods ended June 30, 2009 and 2008, we paid $12.9 million to holders of the preferred shares and, at June 30, 2009, had declared an aggregate of $3.3 million of dividends to be paid to holders of the preferred shares.

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

At June 30, 2009, our capital of $4.43 billion consisted of $300.0 million of senior notes, representing 6.8% of the total, $100.0 million of revolving credit agreement borrowings due in August 2011, representing 2.3% of the total, $325.0 million of preferred shares, representing 7.3% of the total, and common shareholders’ equity of $3.70 billion, representing the balance. At December 31, 2008, ACGL’s capital of $3.83 billion consisted of $300.0 million of senior notes, representing 7.8% of the total, $100.0 million of revolving credit agreement borrowings due in August 2011, representing 2.6% of the total, $325.0 million of preferred shares, representing 8.5% of the total, and common shareholders’ equity of $3.11 billion, representing the balance. The increase in capital during the six months ended June 30, 2009 was primarily attributable to net income and an after-tax increase in the market value of our investment portfolio.

Off-Balance Sheet Arrangements

Off-balance sheet arrangements are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2008.

Market Sensitive Instruments and Risk Management

In accordance with the SEC’s Financial Reporting Release No. 48, we performed a sensitivity analysis to determine the effects that market risk exposures could have on the future earnings, fair values or cash flows of our financial instruments as of June 30, 2009. (See section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Sensitive Instruments and Risk Management” included in our 2008 Annual Report on Form 10-K.) Market risk represents the risk of changes in the fair value of a financial instrument and is comprised of several components, including liquidity, basis and price risks. At June 30, 2009, material changes in market risk exposures that affect the quantitative and qualitative disclosures presented as of December 31, 2008 were as follows:

Investment Market Risk

Fixed Income Securities. We invest in interest rate sensitive securities, primarily debt securities. We consider the effect of interest rate movements on the market value of our fixed maturities, fixed maturities pledged under securities lending agreements, short-term investments and certain of our other investments which invest in fixed income securities and the corresponding change in unrealized appreciation. As interest rates rise, the market value of our interest rate sensitive securities falls, and the converse is also true. The following table summarizes the effect that an immediate, parallel shift in the interest rate yield curve would have had on the portfolio at June 30, 2009 and December 31, 2008. Based on historical observations, there is a low probability that all interest rate yield curves would shift in the same direction at the same time. Furthermore, in recent months interest rate movements in many credit sectors have exhibited a much lower correlation to changes in U.S. Treasury yields. Accordingly, the actual effect of interest rate movements may differ materially from the amounts set forth below. For further discussion on investment activity, please refer to “—Financial Condition, Liquidity and Capital Resources—Financial Condition—Investable Assets”

	Interest Rate Shift in Basis Points
(U.S. dollars in millions)	-100	-50	0	50	100

June 30, 2009:
Total market value	$10,646.0	$10,495.6	$10,338.2	$10,185.6	$10,031.1
Market value change from base	2.98%	1.52%	—	(1.48)%	(2.97)%
Change in unrealized value	$307.8	$157.4	—	$(152.6)	$(307.1)

December 31, 2008:
Total market value	$9,999.5	$9,832.3	$9,641.7	$9,481.8	$9,312.7
Market value change from base	3.71%	1.98%	—	(1.66)%	(3.41)%
Change in unrealized value	$357.8	$190.6	—	$(159.9)	$(329.0)

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

The following table summarizes the effect that an immediate, parallel shift in credit spreads in a static interest rate environment would have had on the portfolio at June 30, 2009 and December 31, 2008:

	Credit Spread Shift in Basis Points
(U.S. dollars in millions)	-100	-50	0	50	100

June 30, 2009:
Total market value	$10,576.0	$10,457.1	$10,338.2	$10,219.3	$10,100.4
Market value change from base	2.30%	1.15%	—	(1.15)%	(2.30)%
Change in unrealized value	$237.8	$118.9	—	$(118.9)	$(237.8)

December 31, 2008:
Total market value	$9,850.0	$9,745.8	$9,641.7	$9,537.6	$9,433.4
Market value change from base	2.16%	1.08%	—	(1.08)%	(2.16)%
Change in unrealized value	$208.3	$104.1	—	$(104.1)	$(208.3)

Another method that attempts to measure portfolio risk is Value-at-Risk (“VaR”). VaR attempts to take into account a broad cross-section of risks facing a portfolio by utilizing relevant securities volatility data skewed towards the most recent months and quarters. VaR measures the amount of a portfolio at risk for outcomes 1.65 standard deviations from the mean based on normal market conditions over a one year time horizon and is expressed as a percentage of the portfolio’s initial value. In other words, 95% of the time, should the risks taken into account in the VaR model perform per their historical tendencies, the portfolio’s loss in any one year period is expected to be less than or equal to the calculated VaR, stated as a percentage of the measured portfolio’s initial value. As of June 30, 2009, our portfolio’s VaR was estimated to be 7.18%, compared to an estimated 8.49% at December 31, 2008.

Investment-Related Derivatives. We invest in certain derivative instruments to replicate investment positions and to manage market exposures and duration risk. At June 30, 2009, the notional value of the net long position for Treasury note futures was $148.9 million, compared to $556.3 million at December 31, 2008. At June 30, 2009, the notional value of the net long position of Eurodollar futures was $1.47 billion, compared to nil at December 31, 2008. At June 30, 2009, the notional value of the net long position for U.K. and German government futures was nil, compared to $363.3 million at December 31, 2008 (at December 31, 2008 foreign currency rates). At June 30, 2009, the notional value of the net long position of gold futures was $27.8 million, compared to nil at December 31, 2008. A 10% depreciation of the underlying exposure to these derivative instruments at June 30, 2009 and December 31, 2008 would have resulted in a reduction in net income of approximately $165.0 million and $92.0 million, respectively, and would have decreased book value per common share by $2.71 and $1.52, respectively.

Foreign Currency Exchange Risk

Foreign currency rate risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates. A 10% depreciation of the U.S. Dollar against other currencies under our outstanding contracts at June 30, 2009 and December 31, 2008, net of unrealized appreciation on our securities denominated in currencies other than the U.S. Dollar, would have resulted in unrealized gains of approximately $10.6 million and $4.9 million, respectively, and would have increased book value per common share by approximately $0.17 and $0.08, respectively. A 10% appreciation of the U.S. Dollar against other currencies under our outstanding contracts at June 30, 2009 and December 31, 2008, net of unrealized depreciation on our securities denominated in currencies other than the U.S. Dollar, would have resulted in unrealized losses of approximately $10.6 million and $4.9 million, respectively, and would have decreased book value per common share by approximately $0.17 and $0.08, respectively. Historical observations indicate a low probability that all foreign currency exchange rates would shift against the U.S. Dollar in the same direction and at the same time and, accordingly, the actual effect of foreign currency rate movements may differ materially from the amounts set forth above. For further discussion on foreign exchange activity, please refer to “—Results of Operations.”

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

•                  accuracy of those estimates and judgments utilized in the preparation of our financial statements, including those related to revenue recognition, insurance and other reserves, reinsurance recoverables, investment valuations, intangible assets, bad debts, income taxes, contingencies and litigation, and any determination to use the deposit method of accounting, which for a relatively new insurance and reinsurance company, like our company, are even more difficult to make than those made in a mature company since relatively limited historical information has been reported to us through June 30, 2009;

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

Other Financial Information

The consolidated financial statements as of June 30, 2009 and for the six month periods ended June 30, 2009 and 2008 have been reviewed by PricewaterhouseCoopers LLP, an independent registered public accounting firm. Their report (dated August 7, 2009) is included on page 2. The report of PricewaterhouseCoopers LLP states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act of 1933.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

We, in common with the insurance industry in general, are subject to litigation and arbitration in the normal course of our business. As of June 30, 2009, we were not a party to any material litigation or arbitration other than as a part of the ordinary course of business in relation to claims and reinsurance recoverable matters, none of which is expected by management to have a significant adverse effect on our results of operations and financial condition and liquidity.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes ACGL’s purchases of its common shares for the 2009 second quarter:

(U.S. dollars in
thousands, except share
data)

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan or Programs (2)
4/1/2009-4/30/2009	2,554	$54.98	—	$448,252
5/1/2009-5/31/2009	39,305	$58.80	—	$448,252
6/1/2009-6/30/2009	524	$59.37	—	$448,252
Total	42,383	$58.58	—	$448,252

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

Item 4.  Submission of Matters to a Vote of Security Holders

(a)           The annual meeting of shareholders (the “Annual Meeting”) of ACGL was held on May 6, 2009.

(b)          Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to management’s nominees as listed in ACGL’s proxy statement, dated March 31, 2009 (the “Proxy Statement”).

(c)           The shareholders of ACGL (1) elected Class II Directors to hold office until the 2012 annual meeting of shareholders or until their successors are elected and qualified, (2) elected certain individuals as Designated Company Directors of certain of ACGL’s non-U.S. subsidiaries and (3) appointed PricewaterhouseCoopers LLP as independent registered public accounting firm for the fiscal year ending December 31, 2009. Set forth below are the voting results for these proposals:

Election of Class II Directors of ACGL

	FOR	WITHHOLD

Constantine Iordanou Total:	52,306,192	257,447

James J. Meenaghan Total:	52,308,484	255,155

John M. Pasquesi Total:	52,293,433	270,206

Election of Designated Directors of Non-U.S. Subsidiaries

	FOR	WITHHOLD

William Beveridge Total:	51,980,985	582,654

Dennis Brand Total:	51,982,092	581,547

Knud Christensen Total:	51,982,451	581,188

Graham B. Collis Total:	51,364,582	1,199,057

William J. Cooney Total:	52,315,131	248,508

Elizabeth Fullerton-Rome Total:	51,982,427	581,212

Rutger H.W. Funnekotter Total:	52,316,672	246,967

Marc Grandisson Total:	51,982,133	581,506

Michael A. Greene Total:	52,316,715	246,924

John C.R. Hele Total:	51,095,995	1,467,644

David Hipkin Total:	51,982,350	581,289

W. Preston Hutchings Total:	51,983,318	580,321

Constantine Iordanou Total:	51,983,087	580,552

Wolbert H. Kamphuijs Total:	52,316,527	247,112

Michael H. Kier Total:	52,316,962	246,677

Mark D. Lyons Total:	51,983,417	580,222

Michael Murphy Total:	51,981,947	581,692

Martin J. Nilsen Total:	51,982,304	581,335

Nicolas Papadopoulo Total:	51,979,501	584,138

Michael Quinn Total:	52,316,582	247,057

Maamoun Rajeh Total:	51,981,102	582,537

Paul S. Robotham Total:	51,096,150	1,467,489

Søren Scheuer Total:	51,980,636	583,003

Budhi Singh Total:	51,980,156	583,483

Helmut Sohler Total:	51,981,169	582,470

Robert T. Van Gieson Total:	51,982,310	581,329

Angus Watson Total:	51,981,114	582,525

James Weatherstone Total:	51,981,901	581,738

Ratification of Selection of PricewaterhouseCoopers LLP as Independent Registered Public Accounting Firm

	FOR	AGAINST	ABSTAIN

Total:	52,278,525	278,463	6,651

Item 5.  Other Information

In accordance with Section 10a(i)(2) of the Securities Exchange Act of 1934, as amended, we are responsible for disclosing non-audit services to be provided by our independent auditor, PricewaterhouseCoopers LLP, which are approved by the Audit Committee of our board of directors. During the 2009 second quarter, the Audit Committee approved engagements of PricewaterhouseCoopers LLP for permitted non-audit services, substantially all of which consisted of tax services, tax consulting and tax compliance.

Item 6.  Exhibits

Exhibit No.	Description

10.1

Second Amendment, dated as of June 26, 2009, to the Second Amended and Restated Credit Agreement, dated as of August 30, 2006, as amended on October 1, 2007, by and among Arch Capital Group Ltd., Arch Capital Group (U.S.) Inc., Arch Reinsurance Ltd., Arch Reinsurance Company, Arch Insurance Company, Arch Specialty Insurance Company, Arch Excess & Surplus Insurance Company, Arch Indemnity Insurance Company (formerly Western Diversified Casualty Insurance Company) and Arch Insurance Company (Europe) Limited, with Barclays Bank Plc, The Bank of New York, Calyon, New York Branch, Citibank, N.A., ING Bank N.V., London Branch, Lloyds TSB Bank plc, and Wachovia Bank, N.A., as documentation agents, Bank of America, N.A., as syndication agent, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders named therein*

10.2

Amendment, dated as of June 26, 2009, to the Letter of Credit and Reimbursement Agreement, dated as of December 12, 2007, by and among Arch Reinsurance Ltd., as obligor, Lloyds TSB Bank plc, as agent, Lloyds TSB Bank plc, ING Bank N.V., London Branch and Barclays Bank plc, as original lenders, and Lloyds TSB Bank plc, as mandated lead arranger*

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

* Filed as an exhibit to our Report on Form 8-K, as filed with the SEC on June 29, 2009, and incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCH CAPITAL GROUP LTD.
(REGISTRANT)

/s/ Constantine Iordanou
Date: August 7, 2009	Constantine Iordanou
President and Chief Executive Officer
(Principal Executive Officer) and Director

/s/ John C.R. Hele
Date: August 7, 2009	John C.R. Hele
Executive Vice President, Chief Financial
Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1

Second Amendment, dated as of June 26, 2009, to the Second Amended and Restated Credit Agreement, dated as of August 30, 2006, as amended on October 1, 2007, by and among Arch Capital Group Ltd., Arch Capital Group (U.S.) Inc., Arch Reinsurance Ltd., Arch Reinsurance Company, Arch Insurance Company, Arch Specialty Insurance Company, Arch Excess & Surplus Insurance Company, Arch Indemnity Insurance Company (formerly Western Diversified Casualty Insurance Company) and Arch Insurance Company (Europe) Limited, with Barclays Bank Plc, The Bank of New York, Calyon, New York Branch, Citibank, N.A., ING Bank N.V., London Branch, Lloyds TSB Bank plc, and Wachovia Bank, N.A., as documentation agents, Bank of America, N.A., as syndication agent, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders named therein*

10.2

Amendment, dated as of June 26, 2009, to the Letter of Credit and Reimbursement Agreement, dated as of December 12, 2007, by and among Arch Reinsurance Ltd., as obligor, Lloyds TSB Bank plc, as agent, Lloyds TSB Bank plc, ING Bank N.V., London Branch and Barclays Bank plc, as original lenders, and Lloyds TSB Bank plc, as mandated lead arranger*

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

* Filed as an exhibit to our Report on Form 8-K, as filed with the SEC on June 29, 2009, and incorporated by reference.