Form 10-Q
period 2009-09-30
ARCH CAPITAL GROUP LTD.
filed 2009-11-09
CIK 947484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common shares as of the latest practicable date.

Class	Outstanding at October 31, 2009
Common Shares, $0.01 par value	59,227,128

ARCH CAPITAL GROUP LTD.

PricewaterhouseCoopers LLP
300 Madison Avenue
New York NY 10017
Telephone (646) 471-3000
www.pwc.com

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Shareholders of

Arch Capital Group Ltd.:

We have reviewed the accompanying consolidated balance sheet of Arch Capital Group Ltd. and its subsidiaries (the “Company”) as of September 30, 2009, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2009 and September 30, 2008, and the consolidated statement of changes in shareholders’ equity, comprehensive income and cash flows for the nine-month periods ended September 30, 2009 and September 30, 2008.  These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2008, and the related consolidated statements of income, changes in shareholders’ equity, comprehensive income and of cash flows for the year then ended (not presented herein), and in our report dated March 2, 2009 we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2008 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

New York, New York

November 9, 2009

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share data)

	(Unaudited)
	September 30,	December 31,
	2009	2008
Assets
Investments:
Fixed maturities available for sale, at market value (amortized cost: 2009, $9,020,404; 2008, $8,314,615)	$9,265,961	$8,122,221
Short-term investments available for sale, at market value (amortized cost: 2009, $696,114; 2008, $478,088)	706,157	479,586
Investment of funds received under securities lending agreements, at market value (amortized cost: 2009, $621,095; 2008, $750,330)	611,496	730,194
TALF investments, at market value	250,517	—
Other investments (cost: 2009, $147,468; 2008, $125,858)	154,526	109,601
Investment funds accounted for using the equity method	376,381	301,027
Total investments	11,365,038	9,742,629

Cash	385,149	251,739
Accrued investment income	77,762	78,052
Investment in joint venture (cost: $100,000)	101,473	98,341
Fixed maturities and short-term investments pledged under securities lending agreements, at market value	609,334	728,065
Premiums receivable	697,806	628,951
Unpaid losses and loss adjustment expenses recoverable	1,709,756	1,729,135
Paid losses and loss adjustment expenses recoverable	58,588	63,294
Prepaid reinsurance premiums	283,290	303,707
Deferred acquisition costs, net	303,826	295,192
Receivable for securities sold	998,431	105,073
Other assets	592,701	592,367
Total Assets	$17,183,154	$14,616,545

Liabilities
Reserve for losses and loss adjustment expenses	$7,879,586	$7,666,957
Unearned premiums	1,627,519	1,526,682
Reinsurance balances payable	159,898	138,509
Senior notes	300,000	300,000
Revolving credit agreement borrowings	100,000	100,000
TALF borrowings, at market value	219,843	—
Securities lending payable	625,706	753,528
Payable for securities purchased	1,197,411	123,309
Other liabilities	612,369	574,595
Total Liabilities	12,722,332	11,183,580

Commitments and Contingencies

Shareholders’ Equity
Non-cumulative preferred shares ($0.01 par value, 50,000,000 shares authorized, issued: 13,000,000)	130	130
Common shares ($0.01 par value, 200,000,000 shares authorized, issued: 2009, 59,524,309; 2008, 60,511,974)	595	605
Additional paid-in capital	917,204	994,585
Retained earnings	3,321,113	2,693,239
Accumulated other comprehensive income (loss), net of deferred income tax	221,780	(255,594)
Total Shareholders’ Equity	4,460,822	3,432,965
Total Liabilities and Shareholders’ Equity	$17,183,154	$14,616,545

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(U.S. dollars in thousands, except share data)

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues
Net premiums written	$727,308	$692,692	$2,244,025	$2,190,152
Decrease (increase) in unearned premiums	7,077	40,339	(109,818)	(43,212)
Net premiums earned	734,385	733,031	2,134,207	2,146,940
Net investment income	100,213	117,022	296,580	356,335
Net realized gains (losses)	70,638	(23,001)	53,681	23,765

Other-than-temporary impairment losses	(7,860)	(82,533)	(142,663)	(105,993)
Less investment impairments recognized in other comprehensive income, before taxes	3,217	—	81,023	—
Net impairment losses recognized in earnings	(4,643)	(82,533)	(61,640)	(105,993)

Fee income	826	944	2,568	3,250
Equity in net income (loss) of investment funds accounted for using the equity method	69,119	(1,731)	135,428	(4,461)
Other income	5,687	3,067	14,588	12,071
Total revenues	976,225	746,799	2,575,412	2,431,907

Expenses
Losses and loss adjustment expenses	444,914	548,886	1,244,314	1,357,928
Acquisition expenses	122,739	133,413	373,011	367,278
Other operating expenses	99,743	95,652	286,153	295,417
Interest expense	6,001	6,241	17,425	17,553
Net foreign exchange (gains) losses	19,755	(68,395)	48,208	(45,106)
Total expenses	693,152	715,797	1,969,111	1,993,070

Income before income taxes	283,073	31,002	606,301	438,837

Income tax expense (benefit)	2,205	(1,849)	20,513	11,360

Net income	280,868	32,851	585,788	427,477

Preferred dividends	6,461	6,461	19,383	19,383

Net income available to common shareholders	$274,407	$26,390	$566,405	$408,094

Net income per common share
Basic	$4.56	$0.44	$9.39	$6.50
Diluted	$4.39	$0.42	$9.05	$6.23

Weighted average common shares and common share equivalents outstanding
Basic	60,156,219	60,109,932	60,295,144	62,790,514
Diluted	62,533,816	62,830,910	62,590,228	65,530,570

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(U.S. dollars in thousands)

	(Unaudited)
	Nine Months Ended
	September 30,
	2009	2008
Non-Cumulative Preferred Shares
Balance at beginning and end of period	$130	$130

Common Shares
Balance at beginning of year	605	673
Common shares issued, net	6	3
Purchases of common shares under share repurchase program	(16)	(74)
Balance at end of period	595	602

Additional Paid-in Capital
Balance at beginning of year	994,585	1,451,667
Common shares issued	2,557	3,511
Exercise of stock options	4,138	13,219
Common shares retired	(104,875)	(515,286)
Amortization of share-based compensation	20,843	24,303
Other	(44)	(355)
Balance at end of period	917,204	977,059

Retained Earnings
Balance at beginning of year	2,693,239	2,428,117
Cumulative effect of change in accounting principle (1)	61,469	—
Balance at beginning of year, as adjusted	2,754,708	2,428,117
Dividends declared on preferred shares	(19,383)	(19,383)
Net income	585,788	427,477
Balance at end of period	3,321,113	2,836,211

Accumulated Other Comprehensive Income (Loss)
Balance at beginning of year	(255,594)	155,224
Cumulative effect of change in accounting principle (1)	(61,469)	—
Balance at beginning of year, as adjusted	(317,063)	155,224
Change in unrealized appreciation (decline) in value of investments, net of deferred income tax	609,446	(440,254)
Portion of other-than-temporary impairment losses recognized in other comprehensive income, net of deferred income tax	(81,023)	—
Foreign currency translation adjustments, net of deferred income tax	10,420	(12,262)
Balance at end of period	221,780	(297,292)

Total Shareholders’ Equity	$4,460,822	$3,516,710

(1)          Adoption of recent accounting guidance regarding the recognition and presentation of other-than-temporary impairments.

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(U.S. dollars in thousands)

	(Unaudited)
	Nine Months Ended
	September 30,
	2009	2008
Comprehensive Income (Loss)
Net income	$585,788	$427,477
Other comprehensive income (loss), net of deferred income tax
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	583,138	(513,176)
Portion of other-than-temporary impairment losses recognized in other comprehensive income, net of deferred income tax	(81,023)	—
Reclassification of net realized losses, net of income taxes, included in net income	26,308	72,922
Foreign currency translation adjustments	10,420	(12,262)
Other comprehensive income (loss)	538,843	(452,516)
Comprehensive Income (Loss)	$1,124,631	$(25,039)

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	(Unaudited)
	Nine Months Ended
	September 30,
	2009	2008
Operating Activities
Net income	$585,788	$427,477
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized gains	(53,161)	(19,631)
Net impairment losses recognized in earnings	61,640	105,993
Equity in net income of investment funds accounted for using the equity method and other income	(145,219)	(7,345)
Share-based compensation	20,843	24,303
Changes in:
Reserve for losses and loss adjustment expenses, net of unpaid losses and loss adjustment expenses recoverable	168,615	432,217
Unearned premiums, net of prepaid reinsurance premiums	109,109	33,870
Premiums receivable	(54,585)	(10,865)
Deferred acquisition costs, net	(6,064)	(20,581)
Reinsurance balances payable	17,380	(122,091)
Other liabilities	2,142	50,421
Other items, net	102,176	79,229
Net Cash Provided By Operating Activities	808,664	972,997

Investing Activities
Purchases of fixed maturity investments	(15,798,216)	(11,186,713)
Proceeds from sales of fixed maturity investments	14,723,846	10,506,784
Proceeds from redemptions and maturities of fixed maturity investments	638,638	444,681
Purchases of TALF investments	(250,231)	—
Purchases of other investments	(40,879)	(225,688)
Proceeds from sales of other investments	67,879	235,712
Investment in joint venture	—	(100,000)
Net purchases of short-term investments	(109,500)	(219,985)
Change in investment of securities lending collateral	127,822	553,396
Purchases of furniture, equipment and other assets	(15,586)	(6,756)
Net Cash Provided By (Used For) Investing Activities	(656,227)	1,431

Financing Activities
Purchases of common shares under share repurchase program	(99,746)	(513,130)
Proceeds from common shares issued, net	772	11,384
Revolving credit agreement borrowings	—	100,000
TALF borrowings	219,843	—
Change in securities lending collateral	(127,822)	(553,396)
Other	(461)	1,778
Preferred dividends paid	(19,383)	(19,383)
Net Cash Used For Financing Activities	(26,797)	(972,747)

Effects of exchange rate changes on foreign currency cash	7,770	(2,499)

Increase (decrease) in cash	133,410	(818)
Cash beginning of year	251,739	239,915
Cash end of period	$385,149	$239,097

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

To facilitate period-to-period comparisons, certain amounts in the 2008 consolidated financial statements have been reclassified to conform to the 2009 presentation. Such reclassifications had no effect on the Company’s consolidated net income. Additionally, the Company adopted recent accounting guidance regarding the recognition and presentation of other-than-temporary impairments, effective for its interim period ending March 31, 2009. See Note 8, “Investment Information—Other-Than-Temporary Impairments” for further details.

2.      Recent Accounting Pronouncements

In September 2009, the FASB issued an Accounting Standards Update (“ASU”) regarding the estimation of the fair value of investments in certain entities that calculate net asset value per share (or its equivalent). This ASU provides additional guidance on estimating the fair value of certain alternative investments and its provisions create a practical expedient to measure the fair value of an alternative investment on the basis of the net asset value per share of the investment. The ASU also requires additional disclosures about the attributes of alternative investments. The ASU is effective for interim and annual reporting periods ending after December 15, 2009 and, accordingly, the Company will adopt it on January 1, 2010. The Company is currently evaluating the impact that this ASU may have on its financial condition and results of operations.

In August 2009, the FASB issued an ASU to amend the guidance regarding the fair value measurement of liabilities. This ASU provides clarification that in circumstances in which a quoted price in an active market for an identical liability is not available, a reporting entity is required to measure fair value using other valuation techniques, including a technique that uses: (a) the quoted price of the identical liability when traded as an asset; and (b) quoted prices for similar liabilities or similar liabilities when traded as assets. The amendments in this ASU also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. Lastly, this ASU clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. This

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ASU was effective for the Company in the interim period ending September 30, 2009, and the adoption did not have a material impact on the Company’s consolidated financial position or results of operations.

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP effective July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative. The Codification was effective for the Company in the interim period ending September 30, 2009, and the adoption did not impact its consolidated financial position or results of operations.

In June 2009, the FASB issued amendments to the guidance regarding the consolidation of variable interest entities (“VIEs”), which affect all entities currently within the scope of the December 2003 revised version of the guidance, as well as qualifying special-purpose entities that are currently excluded from the scope of the guidance. The amendments require an analysis to determine whether a variable interest gives a company a controlling financial interest in a VIE. In addition, they require an ongoing reassessment of all VIEs and eliminate the quantitative approach previously required for determining whether a company is the primary beneficiary. The amendments are effective for fiscal years beginning after November 15, 2009. Accordingly, the Company will adopt them on January 1, 2010. The Company is currently evaluating the impact that these amendments may have on its financial condition and results of operations.

In June 2009, the FASB issued an amendment to the guidance regarding accounting for transfers of financial assets. This amendment removes the concept of a qualifying special-purpose entity from the guidance regarding the accounting for transfers and servicing of financial assets and extinguishment of liabilities, and removes the exception from applying to the consolidation of VIEs. This amendment also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting and enhances disclosures about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. This amendment is effective prospectively to transfers of financial assets occurring in fiscal years beginning after November 15, 2009. Accordingly, the Company will adopt this amendment on January 1, 2010. The Company is currently evaluating the impact that this amendment may have on its financial condition and results of operations.

In May 2009, the FASB issued guidance regarding subsequent events, which establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The guidance requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued. This guidance was effective with interim and annual financial periods ending after June 15, 2009, and the adoption did not impact the Company’s consolidated financial position or results of operations. See Note 16, “Subsequent Events.”

In April 2009, the FASB issued guidance regarding the recognition and presentation of other-than-temporary impairments, which requires entities to separate an other-than-temporary impairment of a debt security into two components when there are credit related losses associated with the impaired debt security for which the Company asserts that it does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its cost basis. The amount of the other-than-temporary impairment related to a credit loss is recognized in earnings, and the amount of the other-than-temporary impairment related to other factors (e.g., interest rates, market conditions, etc.) is recorded as a component of other comprehensive income (loss). This guidance was effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company elected to adopt this guidance effective for its interim period ending March 31, 2009. See Note 8, “Investment Information—Other-Than-Temporary Impairments.”

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In April 2009, the FASB issued guidance regarding the determination of fair value when the volume and level of activity for the asset or liability have significantly decreased and the identification of transactions that are not orderly. This guidance also amended guidance regarding fair value measurements to expand certain disclosure requirements. This guidance was effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company elected to adopt this guidance effective for its interim period ending March 31, 2009, and its adoption did not have a material impact on the Company’s consolidated financial condition or results of operations. See Note 8, “Investment Information—Fair Value.”

In April 2009, the FASB issued guidance regarding the interim disclosures about fair value of financial instruments, which requires disclosures about fair value of financial instruments in interim and annual financial statements. This guidance was effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company elected to adopt this guidance effective for its interim period ending March 31, 2009, and has included the required disclosures in its notes to consolidated financial statements where applicable.

3.       Share Transactions

Share Repurchases

The board of directors of ACGL has authorized the investment of up to $1.5 billion in ACGL’s common shares through a share repurchase program. Repurchases under the program may be effected from time to time in open market or privately negotiated transactions through February 2010. During the third quarter, ACGL repurchased 1.5 million common shares for an aggregate purchase price of $98.2 million and for the nine months ended September 30, 2009, repurchased 1.6 million common shares for an aggregate purchase price of $99.7 million of common shares through the share repurchase program, respectively. Since the inception of the share repurchase program through September 30, 2009, ACGL has repurchased 16.8 million common shares for an aggregate purchase price of $1.15 billion. As a result of the share repurchase transactions to date, weighted average shares outstanding for the 2009 third quarter and nine months ended September 30, 2009 were reduced by 15.7 million and 15.4 million shares, respectively. Weighted average shares outstanding for the 2008 third quarter and nine months ended September 30, 2008 were reduced by 14.9 million and 12.1 million shares, respectively.

At September 30, 2009, $350.1 million of repurchases were available under the share repurchase program. The timing and amount of the repurchase transactions under this program will depend on a variety of factors, including market conditions and corporate and regulatory considerations. In connection with the share repurchase program, the Warburg Pincus funds waived their rights relating to share repurchases under its shareholders agreement with ACGL for all repurchases of common shares by ACGL under the share repurchase program in open market transactions and certain privately negotiated transactions.

Non-Cumulative Preferred Shares

During 2006, ACGL completed two public offerings of non-cumulative preferred shares. On February 1, 2006, $200.0 million principal amount of 8.0% series A non-cumulative preferred shares (“Series A Preferred Shares”) were issued with net proceeds of $193.5 million and, on May 24, 2006, $125.0 million principal amount of 7.875% series B non-cumulative preferred shares (“Series B Preferred Shares” and together with the Series A Preferred Shares, the “Preferred Shares”) were issued with net proceeds of $120.9 million. The net proceeds of the offerings were used to support the underwriting activities of ACGL’s insurance and reinsurance subsidiaries. ACGL has the right to redeem all or a portion of each series of Preferred Shares at a redemption price of $25.00 per share on or after (1) February 1, 2011 for the Series A Preferred Shares and (2) May 15, 2011 for the Series B Preferred Shares. Dividends on the Preferred Shares are non-cumulative. Consequently, in the event dividends are not declared on the Preferred Shares for any dividend period, holders of Preferred Shares will not be entitled to receive a dividend for such period, and such undeclared dividend will not accrue and will

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

not be payable. Holders of Preferred Shares will be entitled to receive dividend payments only when, as and if declared by ACGL’s board of directors or a duly authorized committee of the board of directors. Any such dividends will be payable from the date of original issue on a non-cumulative basis, quarterly in arrears. To the extent declared, these dividends will accumulate, with respect to each dividend period, in an amount per share equal to 8.0% of the $25.00 liquidation preference per annum for the Series A Preferred Shares and 7.875% of the $25.00 liquidation preference per annum for the Series B Preferred Shares. During the nine month periods ended September 30, 2009 and 2008, the Company paid $19.4 million to holders of the Preferred Shares. At September 30, 2009, the Company had declared an aggregate of $3.3 million of dividends to be paid to holders of the Preferred Shares.

4.      Debt and Financing Arrangements

Senior Notes

On May 4, 2004, ACGL completed a public offering of $300 million principal amount of 7.35% senior notes (“Senior Notes”) due May 1, 2034 and received net proceeds of $296.4 million. ACGL used $200 million of the net proceeds to repay all amounts outstanding under a revolving credit agreement. The Senior Notes are ACGL’s senior unsecured obligations and rank equally with all of its existing and future senior unsecured indebtedness. Interest payments on the Senior Notes are due on May 1st and November 1st of each year. ACGL may redeem the Senior Notes at any time and from time to time, in whole or in part, at a “make-whole” redemption price. For the nine month periods ended September 30, 2009 and 2008, interest expense on the Senior Notes was $16.6 million. The market value of the Senior Notes at September 30, 2009 and December 31, 2008 was $282.5 million and $246.1 million, respectively.

Letter of Credit and Revolving Credit Facilities

As of September 30, 2009, the Company had a $300 million unsecured revolving loan and letter of credit facility and a $1.0 billion secured letter of credit facility (the “Credit Agreement”). Under the terms of the agreement, Arch Reinsurance Company (“Arch Re U.S.”) is limited to issuing $100 million of unsecured letters of credit as part of the $300 million unsecured revolving loan. Borrowings of revolving loans may be made by ACGL and Arch Re U.S. at a variable rate based on LIBOR or an alternative base rate at the option of the Company. Secured letters of credit are available for issuance on behalf of the Company’s insurance and reinsurance subsidiaries. Issuance of letters of credit and borrowings under the Credit Agreement are subject to the Company’s compliance with certain covenants and conditions, including absence of a material adverse change. These covenants require, among other things, that the Company maintain a debt to total capital ratio of not greater than 0.35 to 1 and shareholders’ equity in excess of $1.95 billion plus 25% of future aggregate net income for each quarterly period (not including any future net losses) beginning after June 30, 2006 and 25% of future aggregate proceeds from the issuance of common or preferred equity and that the Company’s principal insurance and reinsurance subsidiaries maintain at least a “B++” rating from A.M. Best. In addition, certain of the Company’s subsidiaries which are party to the Credit Agreement are required to maintain minimum shareholders’ equity levels. The Company was in compliance with all covenants contained in the Credit Agreement at September 30, 2009. The Credit Agreement expires on August 30, 2011.

Including the secured letter of credit portion of the Credit Agreement and another letter of credit facility (together, the “LOC Facilities”), the Company has access to letter of credit facilities for up to a total of $1.45 billion. The principal purpose of the LOC Facilities is to issue, as required, evergreen standby letters of credit in favor of primary insurance or reinsurance counterparties with which the Company has entered into reinsurance arrangements to ensure that such counterparties are permitted to take credit for reinsurance obtained from the Company’s reinsurance subsidiaries in United States jurisdictions where such subsidiaries are not licensed or otherwise admitted as an insurer, as required under insurance regulations in the United States, and to comply with requirements of Lloyd’s of London in connection with qualifying quota share and other arrangements. The amount of letters of credit issued is driven by, among other things, the timing and payment of catastrophe losses,

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

loss development of existing reserves, the payment pattern of such reserves, the further expansion of the Company’s business and the loss experience of such business. When issued, certain letters of credit are secured by a portion of the Company’s investment portfolio. In addition, the LOC Facilities also require the maintenance of certain covenants, which the Company was in compliance with at September 30, 2009. At such date, the Company had $712.1 million in outstanding letters of credit under the LOC Facilities, which were secured by investments with a market value of $848.1 million. In May 2008, the Company borrowed $100.0 million under the Credit Agreement at a Company-selected variable interest rate that is based on 1 month, 3 month or 6 month reset option terms and their corresponding term LIBOR rates plus 27.5 basis points. The proceeds from such borrowings, which are repayable in August 2011, were contributed as additional share capital to Arch Reinsurance Ltd. (“Arch Re Bermuda”) and used to fund the investment in Gulf Re. See Note 7, “Investment in Joint Venture,” for additional information.

Term Asset-Backed Securities Loan Facility Program

During the 2009 third quarter, the Company purchased asset-backed and commercial mortgage-backed securities under the Federal Reserve Bank of New York’s (“FRBNY”) Term Asset-Backed Securities Loan Facility (“TALF”). TALF provides secured financing for asset-backed securities backed by certain types of consumer and small business loans and for legacy commercial mortgage-backed securities. TALF financing is non-recourse to the Company, except in certain limited instances, and is collateralized by the purchased securities and provides financing for the purchase price of the securities, less a ‘haircut’ that varies based on the type of collateral. The Company can deliver the collateralized securities to a special purpose vehicle created by the FRBNY in full defeasance of the borrowings.

The Company elected to carry the securities and related borrowings at fair value under the fair value option afforded by accounting guidance regarding the fair value option for financial assets and financial liabilities. As of September 30, 2009, the Company had $250.5 million of securities under TALF which are reflected as “TALF investments, at market value” and $219.8 million of secured financing from the FRBNY which is reflected as “TALF borrowings, at market value.” The maturity dates for the TALF borrowings vary between 3 to 5 years with floating or fixed coupons depending on the related TALF investments. See Note 8, “Investment Information—TALF Program,” for additional information.

Interest Paid

During the nine month periods ended September 30, 2009 and 2008, the Company made interest payments of $12.0 million related to its debt and financing arrangements.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.      Segment Information

The Company classifies its businesses into two underwriting segments — insurance and reinsurance — and corporate and other (non-underwriting). The Company’s insurance and reinsurance operating segments each have segment managers who are responsible for the overall profitability of their respective segments and who are directly accountable to the Company’s chief operating decision makers, the President and Chief Executive Officer of ACGL and the Chief Financial Officer of ACGL. The chief operating decision makers do not assess performance, measure return on equity or make resource allocation decisions on a line of business basis. The Company determined its reportable operating segments using the management approach described in accounting guidance regarding disclosures about segments of an enterprise and related information.

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

The insurance segment consists of the Company’s insurance underwriting subsidiaries which primarily write on both an admitted and non-admitted basis. The insurance segment consists of eleven specialty product lines: casualty; construction; executive assurance; healthcare; national accounts casualty; professional liability; programs; property, energy marine and aviation; surety; travel and accident; and other (consisting of excess workers’ compensation, employers’ liability and collateral protection business).

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following tables set forth an analysis of the Company’s underwriting income by segment, together with a reconciliation of underwriting income to net income available to common shareholders:

	Three Months Ended
	September 30, 2009
(U.S. dollars in thousands)	Insurance	Reinsurance	Total

Gross premiums written (1)	$673,986	$266,193	$937,328
Net premiums written (1)	473,676	253,632	727,308

Net premiums earned (1)	$443,319	$291,066	$734,385
Fee income	814	12	826
Losses and loss adjustment expenses	(303,304)	(141,610)	(444,914)
Acquisition expenses, net	(60,964)	(61,775)	(122,739)
Other operating expenses	(72,452)	(21,271)	(93,723)
Underwriting income	$7,413	$66,422	73,835

Net investment income			100,213
Net realized gains			70,638
Net impairment losses recognized in earnings			(4,643)
Equity in net income of investment funds accounted for using the equity method			69,119
Other income			5,687
Other expenses			(6,020)
Interest expense			(6,001)
Net foreign exchange losses			(19,755)
Income before income taxes			283,073
Income tax expense			(2,205)

Net income			280,868
Preferred dividends			(6,461)
Net income available to common shareholders			$274,407

Underwriting Ratios
Loss ratio	68.4%	48.7%	60.6%
Acquisition expense ratio (2)	13.6%	21.2%	16.6%
Other operating expense ratio	16.3%	7.3%	12.8%
Combined ratio	98.3%	77.2%	90.0%

(1)   Certain amounts included in the gross premiums written of each segment are related to intersegment transactions. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total. The insurance segment and reinsurance segment results include nil and $2.8 million, respectively, of gross and net premiums written and $0.4 million and $3.0 million, respectively, of net premiums earned assumed through intersegment transactions.

(2)   The acquisition expense ratio is adjusted to include policy-related fee income.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended
	September 30, 2008
(U.S. dollars in thousands)	Insurance	Reinsurance	Total

Gross premiums written (1)	$678,338	$228,593	$903,533
Net premiums written (1)	466,115	226,577	692,692

Net premiums earned (1)	$441,049	$291,982	$733,031
Fee income	872	72	944
Losses and loss adjustment expenses	(337,456)	(211,430)	(548,886)
Acquisition expenses, net	(62,752)	(70,661)	(133,413)
Other operating expenses	(71,861)	(18,331)	(90,192)
Underwriting loss	$(30,148)	$(8,368)	(38,516)

Net investment income			117,022
Net realized losses			(23,001)
Net impairment losses recognized in earnings			(82,533)
Equity in net income (loss) of investment funds accounted for using the equity method			(1,731)
Other income			3,067
Other expenses			(5,460)
Interest expense			(6,241)
Net foreign exchange gains			68,395
Income before income taxes			31,002
Income tax benefit			1,849

Net income			32,851
Preferred dividends			(6,461)
Net income available to common shareholders			$26,390

Underwriting Ratios
Loss ratio	76.5%	72.4%	74.9%
Acquisition expense ratio (2)	14.0%	24.2%	18.1%
Other operating expense ratio	16.3%	6.3%	12.3%
Combined ratio	106.8%	102.9%	105.3%

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Nine Months Ended
	September 30, 2009
(U.S. dollars in thousands)	Insurance	Reinsurance	Total

Gross premiums written (1)	$1,949,040	$934,711	$2,874,219
Net premiums written (1)	1,334,580	909,445	2,244,025

Net premiums earned (1)	$1,261,870	$872,337	$2,134,207
Fee income	2,479	89	2,568
Losses and loss adjustment expenses	(860,669)	(383,645)	(1,244,314)
Acquisition expenses, net	(177,335)	(195,676)	(373,011)
Other operating expenses	(206,196)	(56,406)	(262,602)
Underwriting income	$20,149	$236,699	256,848

Net investment income			296,580
Net realized gains			53,681
Net impairment losses recognized in earnings			(61,640)
Equity in net income of investment funds accounted for using the equity method			135,428
Other income			14,588
Other expenses			(23,551)
Interest expense			(17,425)
Net foreign exchange losses			(48,208)
Income before income taxes			606,301
Income tax expense			(20,513)

Net income			585,788
Preferred dividends			(19,383)
Net income available to common shareholders			$566,405

Underwriting Ratios
Loss ratio	68.2%	44.0%	58.3%
Acquisition expense ratio (2)	13.9%	22.4%	17.4%
Other operating expense ratio	16.3%	6.5%	12.3%
Combined ratio	98.4%	72.9%	88.0%

(1)   Certain amounts included in the gross premiums written of each segment are related to intersegment transactions. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total. The insurance segment and reinsurance segment results include $0.1 million and $9.4 million, respectively, of gross and net premiums written and $1.3 million and $11.3 million, respectively, of net premiums earned assumed through intersegment transactions.

(2)   The acquisition expense ratio is adjusted to include policy-related fee income.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Nine Months Ended
	September 30, 2008
(U.S. dollars in thousands)	Insurance	Reinsurance	Total

Gross premiums written (1)	$1,926,349	$935,738	$2,843,611
Net premiums written (1)	1,290,380	899,772	2,190,152

Net premiums earned (1)	$1,276,734	$870,206	$2,146,940
Fee income	2,634	616	3,250
Losses and loss adjustment expenses	(887,392)	(470,536)	(1,357,928)
Acquisition expenses, net	(170,041)	(197,237)	(367,278)
Other operating expenses	(217,064)	(56,660)	(273,724)
Underwriting income	$4,871	$146,389	151,260

Net investment income			356,335
Net realized gains			23,765
Net impairment losses recognized in earnings			(105,993)
Equity in net income (loss) of investment funds accounted for using the equity method			(4,461)
Other income			12,071
Other expenses			(21,693)
Interest expense			(17,553)
Net foreign exchange gains			45,106
Income before income taxes			438,837
Income tax expense			(11,360)

Net income			427,477
Preferred dividends			(19,383)
Net income available to common shareholders			$408,094

Underwriting Ratios
Loss ratio	69.5%	54.1%	63.2%
Acquisition expense ratio (2)	13.1%	22.7%	17.0%
Other operating expense ratio	17.0%	6.5%	12.7%
Combined ratio	99.6%	83.3%	92.9%

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Set forth below is summary information regarding net premiums written and earned by major line of business and net premiums written by client location for the insurance segment:

	Three Months Ended September 30,
	2009		2008
INSURANCE SEGMENT (U.S. dollars in thousands)	Amount	% of Total	Amount	% of Total

Net premiums written (1)
Property, energy, marine and aviation	$118,536	25.0	$91,461	19.6
Programs	66,964	14.1	78,045	16.7
Professional liability	66,002	13.9	70,778	15.2
Executive assurance	58,529	12.4	53,665	11.5
Construction	36,823	7.8	43,916	9.4
National accounts casualty	30,726	6.5	16,609	3.6
Casualty	26,753	5.6	28,456	6.1
Travel and accident	15,998	3.4	16,949	3.6
Surety	12,025	2.5	16,599	3.6
Healthcare	10,854	2.3	11,411	2.4
Other (2)	30,466	6.5	38,226	8.3
Total	$473,676	100.0	$466,115	100.0

Net premiums earned (1)
Property, energy, marine and aviation	$94,471	21.3	$88,903	20.2
Programs	69,436	15.7	71,576	16.2
Professional liability	57,540	13.0	62,987	14.3
Executive assurance	56,094	12.7	47,237	10.7
Construction	42,495	9.6	45,601	10.3
National accounts casualty	19,969	4.5	13,503	3.1
Casualty	30,004	6.8	37,351	8.5
Travel and accident	18,193	4.1	17,671	4.0
Surety	12,239	2.8	13,891	3.1
Healthcare	12,303	2.8	12,292	2.8
Other (2)	30,575	6.7	30,037	6.8
Total	$443,319	100.0	$441,049	100.0

Net premiums written by client location (1)
United States	$342,112	72.2	$348,306	74.7
Europe	68,109	14.4	57,155	12.3
Other	63,455	13.4	60,654	13.0
Total	$473,676	100.0	$466,115	100.0

Net premiums written by underwriting location (1)
United States	$336,552	71.1	$354,002	75.9
Europe	117,900	24.9	97,548	20.9
Other	19,224	4.0	14,565	3.2
Total	$473,676	100.0	$466,115	100.0

(1)          Insurance segment results include premiums written and earned assumed through intersegment transactions of nil and $0.4 million, respectively, for the 2009 third quarter and premiums written and earned of nil for the 2008 third quarter. Insurance segment results exclude premiums written and earned ceded through intersegment transactions of $2.8 million and $3.0 million, respectively, for the 2009 third quarter and $3.4 million and $7.2 million, respectively, for the 2008 third quarter.

(2)          Includes excess workers’ compensation, employers’ liability, and collateral protection business.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Nine Months Ended September 30,
	2009		2008
INSURANCE SEGMENT (U.S. dollars in thousands)	Amount	% of Total	Amount	% of Total

Net premiums written (1)
Property, energy, marine and aviation	$310,950	23.3	$278,372	21.6
Programs	214,050	16.0	205,830	16.0
Professional liability	175,783	13.2	188,442	14.6
Executive assurance	161,527	12.1	139,574	10.8
Construction	129,584	9.7	133,501	10.3
Casualty	80,509	6.0	88,160	6.8
National accounts casualty	62,535	4.7	39,080	3.0
Travel and accident	53,089	4.0	49,550	3.8
Surety	32,637	2.4	37,672	2.9
Healthcare	31,740	2.4	33,435	2.6
Other (2)	82,176	6.2	96,764	7.6
Total	$1,334,580	100.0	$1,290,380	100.0

Net premiums earned (1)
Property, energy, marine and aviation	$246,881	19.6	$257,191	20.1
Programs	207,914	16.5	190,648	14.9
Professional liability	172,323	13.7	197,997	15.5
Executive assurance	156,198	12.4	136,141	10.7
Construction	126,279	10.0	127,543	10.0
Casualty	93,948	7.4	117,949	9.2
National accounts casualty	47,487	3.8	31,178	2.4
Travel and accident	49,547	3.9	49,150	3.8
Surety	37,771	3.0	39,447	3.1
Healthcare	34,061	2.7	38,874	3.0
Other (2)	89,461	7.0	90,616	7.3
Total	$1,261,870	100.0	$1,276,734	100.0

Net premiums written by client location (1)
United States	$998,531	74.8	$957,715	74.2
Europe	208,631	15.6	200,112	15.5
Other	127,418	9.6	132,553	10.3
Total	$1,334,580	100.0	$1,290,380	100.0

Net premiums written by underwriting location (1)
United States	$972,847	72.9	$959,440	74.4
Europe	301,518	22.6	279,413	21.7
Other	60,215	4.5	51,527	3.9
Total	$1,334,580	100.0	$1,290,380	100.0

(1)          Insurance segment results include premiums written and earned assumed through intersegment transactions of $0.1 million and $1.3 million, respectively, for the 2009 period and premiums written and earned of $0.1 million and $0.2 million, respectively, for the 2008 period. Insurance segment results exclude premiums written and earned ceded through intersegment transactions of $9.4 million and $11.3 million, respectively, for the 2009 period and $18.4 million and $24.4 million, respectively, for the 2008 period.

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table sets forth the reinsurance segment’s net premiums written and earned by major line of business and type of business, together with net premiums written by client location:

	Three Months Ended September 30,
	2009		2008
REINSURANCE SEGMENT (U.S. dollars in thousands)	Amount	% of Total	Amount	% of Total

Net premiums written (1)
Property excluding property catastrophe (2)	$90,845	35.8	$56,105	24.8
Casualty (3)	85,084	33.5	82,497	36.4
Property catastrophe	50,539	19.9	44,591	19.7
Marine and aviation	16,187	6.4	18,727	8.3
Other specialty	10,595	4.2	24,013	10.6
Other	382	0.2	644	0.2
Total	$253,632	100.0	$226,577	100.0

Net premiums earned (1)
Property excluding property catastrophe (2)	$94,837	32.6	$68,670	23.5
Casualty (3)	88,721	30.5	106,146	36.4
Property catastrophe	61,772	21.2	57,015	19.5
Marine and aviation	21,666	7.4	22,395	7.7
Other specialty	23,251	8.0	36,388	12.5
Other	819	0.3	1,368	0.4
Total	$291,066	100.0	$291,982	100.0

Net premiums written (1)
Pro rata	$147,132	58.0	$149,023	65.8
Excess of loss	106,500	42.0	77,554	34.2
Total	$253,632	100.0	$226,577	100.0

Net premiums earned (1)
Pro rata	$170,571	58.6	$187,656	64.3
Excess of loss	120,495	41.4	104,326	35.7
Total	$291,066	100.0	$291,982	100.0

Net premiums written by client location (1)
United States	$174,932	69.0	$125,650	55.5
Europe	30,291	11.9	52,841	23.3
Bermuda	30,209	11.9	34,354	15.2
Other	18,200	7.2	13,732	6.0
Total	$253,632	100.0	$226,577	100.0

Net premiums written by underwriting location (1)
Bermuda	$140,448	55.4	$131,777	58.2
United States	106,305	41.9	86,671	38.3
Other	6,879	2.7	8,129	3.5
Total	$253,632	100.0	$226,577	100.0

(1)          Reinsurance segment results include premiums written and earned assumed through intersegment transactions of $2.8 million and $3.0 million, respectively, for the 2009 third quarter and $3.4 million and $7.2 million, respectively, for the 2008 third quarter. Reinsurance segment results exclude premiums written and earned ceded through intersegment transactions of nil and $0.4 million, respectively, for the 2009 third quarter and premiums written and earned of nil for the 2008 third quarter.

(2)          Includes facultative business.

(3)          Includes professional liability, executive assurance and healthcare business.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Nine Months Ended September 30,
	2009		2008
REINSURANCE SEGMENT (U.S. dollars in thousands)	Amount	% of Total	Amount	% of Total

Net premiums written (1)
Property excluding property catastrophe (2)	$300,502	33.0	$237,775	26.4
Casualty (3)	257,006	28.3	275,458	30.6
Property catastrophe	234,423	25.8	203,612	22.6
Marine and aviation	60,101	6.6	58,866	6.5
Other specialty	54,611	6.0	120,386	13.4
Other	2,802	0.3	3,675	0.5
Total	$909,445	100.0	$899,772	100.0

Net premiums earned (1)
Property excluding property catastrophe (2)	$278,372	31.9	$199,456	22.9
Casualty (3)	258,745	29.7	319,993	36.8
Property catastrophe	179,136	20.5	158,792	18.2
Marine and aviation	71,559	8.2	76,772	8.8
Other specialty	82,613	9.5	110,930	12.7
Other	1,912	0.2	4,263	0.6
Total	$872,337	100.0	$870,206	100.0

Net premiums written (1)
Pro rata	$469,293	51.6	$532,467	59.2
Excess of loss	440,152	48.4	367,305	40.8
Total	$909,445	100.0	$899,772	100.0

Net premiums earned (1)
Pro rata	$540,754	62.0	$574,802	66.1
Excess of loss	331,583	38.0	295,404	33.9
Total	$872,337	100.0	$870,206	100.0

Net premiums written by client location (1)
United States	$598,090	65.8	$495,935	55.1
Europe	171,574	18.9	255,133	28.4
Bermuda	100,441	11.0	109,198	12.1
Other	39,340	4.3	39,506	4.4
Total	$909,445	100.0	$899,772	100.0

Net premiums written by underwriting location (1)
Bermuda	$520,940	57.3	$512,581	57.0
United States	331,650	36.5	333,780	37.1
Other	56,855	6.2	53,411	5.9
Total	$909,445	100.0	$899,772	100.0

(1)          Reinsurance segment results include premiums written and earned assumed through intersegment transactions of $9.4 million and $11.3 million, respectively, for the 2009 period and $18.4 million and $24.4 million, respectively, for the 2008 period. Reinsurance segment results exclude premiums written and earned ceded through intersegment transactions of $0.1 million and $1.3 million, respectively, for the 2009 period and premiums written and earned of $0.1 million and $0.2 million, respectively, for the 2008 period.

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

The effects of reinsurance on the Company’s written and earned premiums and losses and loss adjustment expenses with unaffiliated reinsurers were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(U.S. dollars in thousands)	2009	2008	2009	2008

Premiums Written
Direct	$650,072	$635,063	$1,894,121	$1,833,555
Assumed	287,256	268,470	980,098	1,010,056
Ceded	(210,020)	(210,841)	(630,194)	(653,459)
Net	$727,308	$692,692	$2,244,025	$2,190,152

Premiums Earned
Direct	$632,673	$625,343	$1,828,103	$1,871,373
Assumed	320,913	349,500	961,604	1,069,576
Ceded	(219,201)	(241,812)	(655,500)	(794,009)
Net	$734,385	$733,031	$2,134,207	$2,146,940

Losses and Loss Adjustment Expenses
Direct	$368,515	$449,267	$1,119,934	$1,225,918
Assumed	141,349	293,622	415,076	620,970
Ceded	(64,950)	(194,003)	(290,696)	(488,960)
Net	$444,914	$548,886	$1,244,314	$1,357,928

The Company monitors the financial condition of its reinsurers and attempts to place coverages only with substantial, financially sound carriers. At September 30, 2009, approximately 89.8% of the Company’s reinsurance recoverables on paid and unpaid losses (not including prepaid reinsurance premiums) of $1.77 billion were due from carriers which had an A.M. Best rating of “A-” or better and the largest reinsurance recoverables from any one carrier was less than 5.7% of the Company’s total shareholders’ equity. At December 31, 2008, approximately 88.5% of the Company’s reinsurance recoverables on paid and unpaid losses (not including prepaid reinsurance premiums) of $1.79 billion were due from carriers which had an A.M. Best rating of “A-” or better and the largest reinsurance recoverables from any one carrier was less than 7.3% of the Company’s total shareholders’ equity.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On December 29, 2005, Arch Re Bermuda entered into a quota share reinsurance treaty with Flatiron Re Ltd. (“Flatiron”), a Bermuda reinsurance company, pursuant to which Flatiron assumed a 45% quota share (the “Treaty”) of certain lines of property and marine business underwritten by Arch Re Bermuda for unaffiliated third parties for the 2006 and 2007 underwriting years (January 1, 2006 to December 31, 2007). Effective June 28, 2006, the parties amended the Treaty to increase the percentage ceded to Flatiron from 45% to 70% of all covered business bound by Arch Re Bermuda from (and including) June 28, 2006 until (and including) August 15, 2006 provided such business did not incept beyond September 30, 2006. The ceding percentage for all business bound outside of this period continued to be 45%. On December 31, 2007, the Treaty expired by its terms. At September 30, 2009, $0.3 million of premiums ceded to Flatiron were unearned.

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

Arch Re Bermuda pays to Flatiron a reinsurance premium in the amount of the ceded percentage of the original gross written premium on the business reinsured less a ceding commission, which includes a reimbursement of direct acquisition expenses as well as a commission to Arch Re Bermuda for generating the business. The Treaty also provides for a profit commission to Arch Re Bermuda based on the underwriting results for the 2006 and 2007 underwriting years on a cumulative basis. For the 2009 third quarter, a de minimis amount of premiums written, $2.0 million of premiums earned and a reduction of $8.0 million of losses and loss adjustment expenses were ceded to Flatiron by Arch Re Bermuda, compared to a de minimis amount of premiums written, $26.1 million of premiums earned and $14.6 million of losses and loss adjustment expenses for the 2008 third quarter. For the nine months ended September 30, 2009, $4.5 million of premiums written, $22.4 million of premiums earned and a reduction of $5.9 million of losses and loss adjustment expenses were ceded to Flatiron by Arch Re Bermuda, compared to $21.1 million of premiums written, $130.8 million of premiums earned and $42.1 million of losses and loss adjustment expenses for the 2008 period. Reinsurance recoverables from Flatiron, which is not rated by A.M. Best, were $113.3 million at September 30, 2009, compared to $148.7 million at December 31, 2008. As noted above, Flatiron is required to contribute funds into a trust for the benefit of Arch Re Bermuda. The recoverable from Flatiron was fully collateralized through such trust at September 30, 2009 and December 31, 2008.

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

8.      Investment Information

The following table summarizes the Company’s invested assets:

	September 30,	December 31,
(U.S. dollars in thousands)	2009	2008

Fixed maturities available for sale, at market value	$9,265,961	$8,122,221
Fixed maturities pledged under securities lending agreements, at market value (1)	609,334	626,501
Total fixed maturities	9,875,295	8,748,722
Short-term investments available for sale, at market value	706,157	479,586
Short-term investments pledged under securities lending agreements, at market value (1)	—	101,564
TALF investments, at market value	250,517	—
Other investments	154,526	109,601
Investment funds accounted for using the equity method	376,381	301,027
Total investments (1)	11,362,876	9,740,500
Securities transactions entered into but not settled at the balance sheet date	(198,980)	(18,236)
Total investments, net of securities transactions	$11,163,896	$9,722,264

(1)          In securities lending transactions, the Company receives collateral in excess of the market value of the fixed maturities and short-term investments pledged under securities lending agreements. For purposes of this table, the Company has excluded the collateral received at September 30, 2009 and December 31, 2008 of $611.5 million and $730.2 million, respectively, which is reflected as “investment of funds received under securities lending agreements, at market value” and included the $609.3 million and $728.1 million, respectively, of “fixed maturities and short-term investments pledged under securities lending agreements, at market value.”

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Fixed Maturities and Fixed Maturities Pledged Under Securities Lending Agreements

The following table summarizes the Company’s fixed maturities and fixed maturities pledged under securities lending agreements, excluding TALF investments:

(U.S. dollars in thousands)	Estimated Market Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost	OTTI Unrealized Losses (1)

September 30, 2009:
Corporate bonds	$3,099,701	$142,953	$(15,445)	$2,972,193	$(21,736)
Mortgage backed securities	1,708,414	25,898	(60,721)	1,743,237	(45,577)
U.S. government and government agencies	1,480,190	24,338	(2,995)	1,458,847	(504)
Commercial mortgage backed securities	1,170,712	35,284	(10,946)	1,146,374	(3,750)
Non-U.S. government securities	1,008,082	54,444	(4,936)	958,574	(351)
Municipal bonds	910,903	55,911	(4)	854,996	(145)
Asset backed securities	497,293	22,763	(13,607)	488,137	(10,507)
Total	$9,875,295	$361,591	$(108,654)	$9,622,358	$(82,570)

December 31, 2008:
Corporate bonds	$2,019,373	$51,131	$(98,979)	$2,067,221	—
Mortgage backed securities	1,581,736	23,306	(125,759)	1,684,189	—
U.S. government and government agencies	1,463,897	77,762	(14,159)	1,400,294	—
Commercial mortgage backed securities	1,219,737	16,128	(68,212)	1,271,821	—
Non-U.S. government securities	527,972	33,690	(31,884)	526,166	—
Municipal bonds	965,966	26,815	(1,730)	940,881	—
Asset backed securities	970,041	1,121	(70,762)	1,039,682	—
Total	$8,748,722	$229,953	$(411,485)	$8,930,254	—

(1) Represents the total other-than-temporary impairments (“OTTI”) recognized in accumulated other comprehensive income (“AOCI”). See discussion below regarding the adoption of recent accounting guidance regarding the recognition and presentation of OTTI.

The contractual maturities of the Company’s fixed maturities and fixed maturities pledged under securities lending agreements are shown below. Expected maturities, which are management’s best estimates, will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(U.S. dollars in thousands)	September 30, 2009		December 31, 2008
Maturity	Estimated Market Value	Amortized Cost	Estimated Market Value	Amortized Cost

Due in one year or less	$254,101	$245,206	$173,168	$169,187
Due after one year through five years	3,811,264	3,679,281	2,451,062	2,452,344
Due after five years through 10 years	2,011,029	1,917,794	1,726,742	1,686,575
Due after 10 years	422,482	402,329	626,236	626,456
	6,498,876	6,244,610	4,977,208	4,934,562
Mortgage backed securities	1,708,414	1,743,237	1,581,736	1,684,189
Commercial mortgage backed securities	1,170,712	1,146,374	1,219,737	1,271,821
Asset backed securities	497,293	488,137	970,041	1,039,682
Total	$9,875,295	$9,622,358	$8,748,722	$8,930,254

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table provides an analysis of the length of time each of those fixed maturities, fixed maturities pledged under securities lending agreements, equity securities and short-term investments with an unrealized loss has been in a continual unrealized loss position:

	Less than 12 Months		12 Months or More		Total
(U.S. dollars in thousands)	Estimated Market Value	Gross Unrealized Losses	Estimated Market Value	Gross Unrealized Losses	Estimated Market Value	Gross Unrealized Losses

September 30, 2009:
Corporate bonds	$250,304	$(9,001)	$85,422	$(6,444)	$335,726	$(15,445)
Mortgage backed securities	409,727	(40,241)	92,937	(20,480)	502,664	(60,721)
U.S. government and government agencies	118,206	(2,995)	—	—	118,206	(2,995)
Commercial mortgage backed securities	114,223	(3,223)	114,321	(7,723)	228,544	(10,946)
Non-U.S. government securities	81,103	(4,936)	—	—	81,103	(4,936)
Municipal bonds	3,010	(4)	—	—	3,010	(4)
Asset backed securities	9,251	(10,341)	24,053	(3,266)	33,304	(13,607)
Total	985,824	(70,741)	316,733	(37,913)	1,302,557	(108,654)

Other investments	2,992	(206)	28,662	(6,271)	31,654	(6,477)

Short-term investments	10,655	(217)	—	—	10,655	(217)
Total	$999,471	$(71,164)	$345,395	$(44,184)	$1,344,866	$(115,348)

December 31, 2008:
Corporate bonds	$870,093	$(89,446)	$30,608	$(9,533)	$900,701	$(98,979)
Mortgage backed securities	417,373	(105,154)	23,295	(20,605)	440,668	(125,759)
U.S. government and government agencies	356,719	(14,159)	—	—	356,719	(14,159)
Commercial mortgage backed securities	714,497	(68,210)	52	(2)	714,549	(68,212)
Non-U.S. government securities	223,314	(31,882)	142	(2)	223,456	(31,884)
Municipal bonds	93,072	(1,730)	—	—	93,072	(1,730)
Asset backed securities	888,908	(63,845)	26,185	(6,917)	915,093	(70,762)
Total	3,563,976	(374,426)	80,282	(37,059)	3,644,258	(411,485)

Other investments	20,510	(3,649)	13,715	(20,919)	34,225	(24,568)

Short-term investments	33,080	(2,535)	—	—	33,080	(2,535)
Total	$3,617,566	$(380,610)	$93,997	$(57,978)	$3,711,563	$(438,588)

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Other-Than-Temporary Impairments

Adoption of Recent Accounting Guidance

In April 2009, the FASB issued guidance regarding the recognition and presentation of other-than-temporary impairments, which requires entities to separate an other-than-temporary impairment (“OTTI”) of a debt security into two components when there are credit related losses associated with the impaired debt security for which the Company asserts that it does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its cost basis. Prior to January 1, 2009, the Company had to determine whether it had the intent and ability to hold the investment for a sufficient period of time for the value to recover. The Company’s process for identifying declines in the market value of investments that were considered other-than-temporary involved consideration of several factors. These factors included (i) an analysis of the liquidity, business prospects and overall financial condition of the issuer, (ii) the time period in which there was a significant decline in value, and (iii) the significance of the decline. When the analysis of such factors resulted in the Company’s conclusion that declines in market values were other-than-temporary, the cost of the securities was written down to market value and the reduction in value was reflected as a realized loss. Effective under this guidance, the amount of the OTTI related to a credit loss is recognized in earnings, and the amount of the OTTI related to other factors (e.g., interest rates, market conditions, etc.) is recorded as a component of other comprehensive income (loss). In instances where no credit loss exists but it is more likely than not that the Company will have to sell the debt security prior to the anticipated recovery, the decline in market value below amortized cost is recognized as an OTTI in earnings. In periods after the recognition of an OTTI on debt securities, the Company accounts for such securities as if they had been purchased on the measurement date of the OTTI at an amortized cost basis equal to the previous amortized cost basis less the OTTI recognized in earnings. For debt securities for which OTTI were recognized in earnings, the difference between the new amortized cost basis and the cash flows expected to be collected will be accreted or amortized into net investment income. This guidance was effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company elected to adopt this guidance effective for its interim period ended March 31, 2009.

This guidance requires that the Company record, as of the beginning of the interim period of adoption, a cumulative effect adjustment to reclassify the noncredit component of a previously recognized OTTI from retained earnings to other comprehensive income (loss). For purposes of calculating the cumulative effect adjustment, the Company reviewed OTTI it had recorded through realized losses on securities held at December 31, 2008, which were $171.1 million, and estimated the portion related to credit losses (i.e., where the present value of cash flows expected to be collected are lower than the amortized cost basis of the security) and the portion related to all other factors. The Company determined that $109.1 million of the OTTI previously recorded related to specific credit losses and $62.0 million related to all other factors. The Company increased the amortized cost basis of these debt securities by $62.0 million and recorded a cumulative effect adjustment, net of tax, in its shareholders’ equity section. The cumulative effect adjustment had no effect on total shareholders’ equity as it increased retained earnings and reduced accumulated other comprehensive income.

2009 and 2008 Periods

The Company performed quarterly reviews of its investments in the 2009 and 2008 periods in order to determine whether declines in market value below the amortized cost basis were considered other-than-temporary in accordance with applicable guidance. For the 2009 third quarter and nine months ended September 30, 2009, the Company recorded $4.6 million and $61.6 million of net impairment losses recognized in earnings, respectively.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table provides a rollforward of the amount related to credit losses recognized in earnings for which a portion of an OTTI was recognized in accumulated other comprehensive income for the 2009 third quarter and nine months ended September 30, 2009:

(U.S. dollars in thousands)

Three Months Ended September 30, 2009:
Beginning balance at July 1, 2009	$75,708
Credit loss impairments recognized on securities not previously impaired	529
Credit loss impairments recognized on securities previously impaired	4,115
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	—
Credit loss impairments previously recognized in AOCI on securities sold during the period	(383)
Ending balance at September 30, 2009	$79,969

Nine Months Ended September 30, 2009:
Beginning balance at January 1, 2009	$35,474
Credit loss impairments recognized on securities not previously impaired	15,875
Credit loss impairments recognized on securities previously impaired	31,384
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	—
Credit loss impairments previously recognized in AOCI on securities sold during the period	(2,764)
Ending balance at September 30, 2009	$79,969

At September 30, 2009, the Company did not have the intent to sell such securities, and determined that it is more likely than not that the Company will not be required to sell the securities before recovery of their cost basis. A description of the methodology and significant inputs used to measure the amount of OTTI related to credit losses of $4.6 million and $61.6 million, respectively, in the 2009 third quarter and nine months ended September 30, 2009 is as follows:

•                  Corporate bonds — the Company recorded a minimal amount of OTTI related to credit losses in the 2009 third quarter, and $3.8 million for the nine months ended September 30, 2009. The Company reviewed the business prospects, credit ratings, estimated loss given default factors and incorporated available information received from asset managers and rating agencies for each security. The amortized cost basis of the corporate bonds were adjusted down, if required, to the expected recovery value calculated in the OTTI review process;

•                  Asset backed securities — the Company recorded $0.5 million of OTTI related to credit losses in the 2009 third quarter, and $23.9 million for the nine months ended September 30, 2009. The Company utilized underlying data, where available, for each security provided by asset managers and additional information from credit agencies in order to determine an expected recovery value for each security. The analysis provided by the asset managers on home equity asset backed securities includes expected cash flow projections under base case and stress case scenarios which modify expected default expectations and loss severities and slow down prepayment assumptions. The significant inputs in the models include the expected default rates, delinquency rates and foreclosure costs. In the 2009 first and second quarters, the expected recovery values were reduced on a number of asset backed securities backed by sub-prime or Alt-A collateral due to reductions in the expected recovery values on such securities in each period. In the 2009 third quarter, the declines in expected recovery values were, in general, more moderate than in the earlier periods. These reductions followed the quarterly review of information received which indicated increases in expected default rates, foreclosure costs and other factors. On an ongoing basis, the Company reviews the process used by each asset manager in developing their analysis and, following such reviews, the Company determines what the expected recovery values are for each security, which incorporates both base case and stress case scenarios. For non-home equity asset backed securities, the Company used reports and analysis from asset managers

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

and rating agencies in order to determine an expected recovery value for such securities. The amortized cost basis of the asset backed securities were adjusted down, if required, to the expected recovery value calculated in the OTTI review process;

•                  Mortgage backed securities — the Company recorded $2.7 million of OTTI related to credit losses in the 2009 third quarter, and $16.1 million for the nine months ended September 30, 2009. The Company utilized underlying data, where available, for each security provided by asset managers and additional information from credit agencies in order to determine an expected recovery value for each security. The analysis provided by the asset managers includes expected cash flow projections under base case and stress case scenarios which modify expected default expectations and loss severities and slow down prepayment assumptions. The significant inputs in the models include the expected default rates, delinquency rates and foreclosure costs. In the 2009 first quarter, the expected recovery values were reduced on a number of mortgage backed securities due to reductions in the expected recovery values on such securities in each period. In the 2009 second and third quarters, the declines in expected recovery values were, in general, more moderate than in the 2009 first quarter. These reductions followed the quarterly review of information received which indicated increases in expected default expectations and foreclosure costs. On an ongoing basis, the Company reviews the process used by each asset manager in developing their analysis and, following such reviews, the Company determines what the expected recovery values are for each security, which incorporates both base case and stress case scenarios. The amortized cost basis of the mortgage backed securities were adjusted down, if required, to the expected recovery value calculated in the OTTI review process;

•                  Investment of funds received under securities lending agreements — the Company recorded $1.4 million of OTTI related to credit losses in the 2009 third quarter, and $3.5 million for the nine months ended September 30, 2009. At September 30, 2009, the reinvested collateral included sub-prime securities with a market value of $20.8 million and an average credit quality of “BBB-” from Standard & Poor’s and “Ba3” from Moody’s. The Company utilized analysis from its securities lending program manager in order to determine an expected recovery value for certain securities which are on a watch-list. The analysis provided expected cash flow projections for the securities using similar criteria as described in the mortgage backed securities section above. The amortized cost basis of the investment of funds received under securities lending agreements was adjusted down, if required, to the expected recovery value calculated in the OTTI review process;

•                  Other investments — the Company recorded nil OTTI related to credit losses in the 2009 third quarter, and $14.3 million for the nine months ended September 30, 2009. During the 2009 first quarter, the Company’s investment in a Euro-denominated bank loan fund was written down to zero as the fund was required to wind down and begin the liquidation process during the period. The fund operated with leverage and was unable to successfully deleverage its balance sheet and restructure.

The Company believes that the $82.6 million of OTTI included in accumulated other comprehensive income at September 30, 2009 on the securities which were considered by the Company to be impaired was due to market and sector-related factors, including limited liquidity and wide credit spreads (i.e., not credit losses).

For the 2008 third quarter and nine months ended September 30, 2008, the Company recorded $82.5 million and $106.0 million, respectively, of OTTI as a charge against earnings. Such amounts were recorded prior to the adoption of the recent accounting pronouncement discussed above and included a portion related to credit losses and a portion related to all other factors.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Securities Lending Agreements

The Company operates a securities lending program under which certain of its fixed income portfolio securities are loaned to third parties, primarily major brokerage firms, for short periods of time through a lending agent. Such securities have been reclassified as “Fixed maturities and short-term investments pledged under securities lending agreements.” The Company maintains legal control over the securities it lends, retains the earnings and cash flows associated with the loaned securities and receives a fee from the borrower for the temporary use of the securities. Collateral received, primarily in the form of cash, is required at a rate of 102% of the market value of the loaned securities (or 105% of the market value of the loaned securities when the collateral and loaned securities are denominated in non-U.S. currencies) including accrued investment income and is monitored and maintained by the lending agent. Such collateral is reinvested and is reflected as “Investment of funds received under securities lending agreements, at market value.” At September 30, 2009, the market value and amortized cost of fixed maturities and short-term investments pledged under securities lending agreements were $609.3 million and $602.0 million, respectively. At December 31, 2008, the market value and amortized cost of fixed maturities and short-term investments pledged under securities lending agreements were $728.1 million and $717.2 million, respectively.

At September 30, 2009, the market value and amortized cost of the reinvested collateral, shown as “Investment of funds received under securities lending agreements,” totaled $611.5 million and $621.1 million, respectively, compared to $730.2 million and $750.3 million, respectively, at December 31, 2008. At September 30, 2009, the reinvested collateral included sub-prime securities with a market value of $20.8 million and an average credit quality of “BBB-” from Standard & Poor’s and “Ba3” from Moody’s, compared to $45.7 million at December 31, 2008 with an average credit quality of “AAA” from Standard & Poor’s and “AA+” from Moody’s.

TALF Program

During the 2009 third quarter, the Company purchased asset-backed and commercial mortgage-backed securities under the TALF program. TALF provides secured financing for asset-backed securities backed by certain types of consumer and small business loans and for legacy commercial mortgage-backed securities. TALF financing is non-recourse to the Company, except in certain limited instances, and is collateralized by the purchased securities and provides financing for the purchase price of the securities, less a ‘haircut’ that varies based on the type of collateral. The Company can deliver the collateralized securities to a special purpose vehicle created by FRBNY in full defeasance of the borrowing.

The Company elected to carry the securities and related borrowings at fair value under the fair value option afforded by accounting guidance regarding the fair value option for financial assets and financial liabilities. As of September 30, 2009, the Company had $250.5 million of securities under TALF which are reflected as “TALF investments, at market value” and $219.8 million of secured financing from the FRBNY which is reflected as “TALF borrowings, at market value.” Changes in market value for both the securities and borrowings are included in “Net realized gains (losses)” while interest income on the TALF investments is reflected in net investment income and interest expense on the TALF borrowings is reflected in interest expense. The Company recorded net realized gains for the 2009 third quarter and nine months ended September 30, 2009 of $2.2 million on the TALF program, consisting of $2.2 million on changes in market value on the TALF investments.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Other Investments

The following table details the Company’s other investments:

	September 30, 2009		December 31, 2008
(U.S. dollars in thousands)	Estimated Market Value	Cost	Estimated Market Value	Cost

Fixed income mutual funds	$55,646	$54,415	$39,858	$63,618
Privately held securities and other	98,880	93,053	69,743	62,240
Total	$154,526	$147,468	$109,601	$125,858

Other investments include: (i) mutual funds which invest in fixed maturity securities and (ii) privately held securities and other which include the Company’s investment in Aeolus LP (see Note 12) and an equity portfolio which was added in the 2009 third quarter. The Company elected to carry the equity portfolio at fair value under the fair value option afforded by accounting guidance regarding the fair value option for financial assets and financial liabilities. During the nine months ended September 30, 2009, the Company recorded a $14.3 million OTTI provision in earnings on a Euro-denominated bank loan fund which was written down to zero as the fund was forced to wind down and enter liquidation during the period.

Investment Funds Accounted for Using the Equity Method

The Company recorded $69.1 million of equity in net income related to investment funds accounted for using the equity method for the 2009 third quarter, compared to $1.7 million of equity in net losses for the 2008 third quarter. For the nine months ended September 30, 2009, the Company recorded $135.4 million of equity in net income related to investment funds accounted for using the equity method, compared to $4.5 million of equity in net losses for the 2008 period. Due to the ownership structure of these investment funds, which invest in fixed maturity securities, the Company uses the equity method. In applying the equity method, these investments are initially recorded at cost and are subsequently adjusted based on the Company’s proportionate share of the net income or loss of the funds (which include changes in the market value of the underlying securities in the funds). Such investments are generally recorded on a one month lag with some investments reported for on a three month lag based on the availability of reports from the investment funds. Changes in the carrying value of such investments are recorded in net income as “Equity in net income (loss) of investment funds accounted for using the equity method” while changes in the carrying value of the Company’s other fixed income investments are recorded as an unrealized gain or loss component of accumulated other comprehensive income in shareholders’ equity. As such, fluctuations in the carrying value of the investment funds accounted for using the equity method may increase the volatility of the Company’s reported results of operations. Investment funds accounted for using the equity method totaled $376.4 million at September 30, 2009, compared to $301.0 million at December 31, 2008. The Company’s investment commitments relating to investment funds accounted for using the equity method and other investments totaled approximately $80.9 million at September 30, 2009.

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

	September 30,	December 31,
(U.S. dollars in thousands)	2009	2008

Assets used for collateral or guarantees	$1,019,281	$804,934
Deposits with U.S. regulatory authorities	280,536	264,988
Trust funds	134,307	153,182
Deposits with non-U.S. regulatory authorities	71,710	57,336
Total restricted assets	$1,505,834	$1,280,440

In addition, certain of the Company’s operating subsidiaries maintain assets in trust accounts as collateral for insurance and reinsurance transactions with affiliated companies. At September 30, 2009 and December 31, 2008, such amounts approximated $4.45 billion and $4.03 billion, respectively.

Net Investment Income

The components of net investment income were derived from the following sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
(U.S. dollars in thousands)	2009	2008	2009	2008

Fixed maturities	$104,943	$111,530	$305,250	$329,662
Short-term investments	411	5,751	2,234	18,352
Other (1)	768	3,615	3,805	18,830
Gross investment income	106,122	120,896	311,289	366,844
Investment expenses	(5,909)	(3,874)	(14,709)	(10,509)
Net investment income	$100,213	$117,022	$296,580	$356,335

(1) Primarily consists of interest income on operating cash accounts, other investments and securities lending transactions.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Net Realized Gains (Losses)

Net realized gains (losses) were as follows, excluding the other-than-temporary impairment provisions discussed above:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(U.S. dollars in thousands)	2009	2008	2009	2008

Fixed maturities	$65,154	$(30,137)	$57,004	$41,936
Other investments	817	(5,159)	585	(10,375)
Other (1)	4,667	12,295	(3,908)	(7,796)
Net realized gains (losses)	$70,638	$(23,001)	$53,681	$23,765

(1) Primarily consists of net realized gains or losses related to investment-related derivatives and foreign currency forward contracts as well as $2.2 million of net realized gains for the TALF program in the 2009 periods.

Proceeds from the sales of fixed maturities during the 2009 third quarter were $6.07 billion, compared to $3.66 billion for the 2008 third quarter. Gross gains of $125.0 million and $36.9 million were realized on those transactions during the 2009 and 2008 third quarters, respectively, while gross losses were $59.8 million and $67.1 million, respectively. Proceeds from the sales of fixed maturities during the nine months ended September 30, 2009 were $14.72 billion, compared to $10.51 billion for the 2008 period. Gross gains of $260.9 million and $167.0 million were realized on those transactions during the nine month periods ended September 30, 2009 and 2008, respectively, while gross losses were $203.9 million and $125.1 million, respectively. Realized gains or losses on fixed maturities include changes in the market value of certain hybrid securities pursuant to applicable guidance. The fair market values of such securities at September 30, 2009 were approximately $80.5 million, compared to $43.7 million at December 31, 2008. The Company recorded realized gains of $6.9 million and $16.6 million on such securities for the 2009 third quarter and nine month periods ended September 30, 2009, respectively, compared to realized losses of $1.9 million and $1.8 million for the 2008 third quarter and nine month periods ended September 30, 2008, respectively.

Fair Value

Accounting guidance regarding fair value measurements addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP and provides a common definition of fair value to be used throughout GAAP. It defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly fashion between market participants at the measurement date. In addition, it establishes a three-level valuation hierarchy for the disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The level in the hierarchy within which a given fair value measurement falls is determined based on the lowest level input that is significant to the measurement (Level 1 being the highest priority and Level 3 being the lowest priority).

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

The Company determines the existence of an active market based on its judgment as to whether transactions for the financial instrument occur in such market with sufficient frequency and volume to provide reliable pricing information. The independent pricing sources obtain market quotations and actual transaction prices for securities that have quoted prices in active markets. The Company uses quoted values and other data provided by nationally recognized independent pricing sources as inputs into its process for determining fair values of its fixed maturity investments. To validate the techniques or models used by pricing sources, the Company’s review process includes, but is not limited to: (i) quantitative analysis (e.g., comparing the quarterly return for each managed portfolio to its target benchmark, with significant differences identified and investigated); (ii) a review of the average number of prices obtained in the pricing process and the range of resulting market values; (iii) initial and ongoing evaluation of methodologies used by outside parties to calculate fair value including a review of deep dive reports on selected securities which indicated the use of observable inputs in the pricing process; (iv) comparing the fair value estimates to its knowledge of the current market; (v) a comparison of the pricing services’ fair values to other pricing services’ fair values for the same investments; and (vi) back-testing, which includes randomly selecting purchased or sold securities and comparing the executed prices to the fair value estimates from the pricing service. At September 30, 2009, the Company obtained an average of 2.7 quotes per investment, compared to 2.6 quotes at December 31, 2008. Where multiple quotes or prices were obtained, a price source hierarchy was maintained in order to determine which price source provided the fair value (i.e., a price obtained from a pricing service with more seniority in the hierarchy will be used from a less senior one in all cases). The hierarchy prioritizes pricing services based on availability and reliability and assigns the highest priority to index providers. Based on the above review, the Company will challenge any prices for a security or portfolio which are considered not to be representative of fair value. The Company did not adjust the prices or quotes provided by the pricing services at September 30, 2009 or December 31, 2008.

The independent pricing sources obtain market quotations and actual transaction prices for securities that have quoted prices in active markets. Each source has its own proprietary method for determining the fair value of securities that are not actively traded. In general, these methods involve the use of “matrix pricing” in which the independent pricing source uses observable market inputs including, but not limited to, investment yields, credit risks and spreads, benchmarking of like securities, broker-dealer quotes, reported trades and sector groupings to determine a reasonable fair market value. In addition, pricing vendors use model processes, such as an Option Adjusted Spread model, to develop prepayment and interest rate scenarios. The Option Adjusted Spread model is commonly used to estimate fair value for securities such as mortgage backed and asset backed securities. In certain circumstances, when fair market values are unavailable from these independent pricing sources, quotes are obtained directly from broker-dealers who are active in the corresponding markets. Such quotes are subject to the validation procedures noted above. Of the $11.13 billion of financial assets and liabilities measured at fair value, approximately $1.02 billion, or 9.2%, were priced using non-binding broker-dealer quotes.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In April 2009, the FASB issued guidance regarding the determination of fair value when the volume and level of activity for the asset or liability have significantly decreased and the identification of transactions that are not orderly. This affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. Under this guidance, if an entity determines that there has been a significant decrease in the volume and level of activity for the asset or the liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value. In addition, if there is evidence that the transaction for the asset or liability is not orderly, the entity shall place little, if any weight on that transaction price as an indicator of fair value. This guidance also expanded certain disclosure requirements. This guidance was effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company elected to adopt this pronouncement effective for its interim period ending March 31, 2009, and its adoption did not have a material impact on the Company’s consolidated financial condition or results of operations.

The Company reviews its securities measured at fair value and discusses the proper classification of such investments with investment advisors and others. Upon adoption of the accounting guidance regarding fair value measurement and at September 30, 2009, the Company determined that Level 1 securities included highly liquid, recent issue U.S. Treasuries and certain of its short-term investments held in highly liquid money market-type funds where it believes that quoted prices are available in an active market.

Where the Company believes that quoted market prices are not available or that the market is not active, fair values are estimated by using quoted prices of securities with similar characteristics, pricing models or matrix pricing and are generally classified as Level 2 securities. The Company determined that Level 2 securities included corporate bonds, mortgage backed securities, municipal bonds, asset backed securities, certain U.S. government and government agencies, non-U.S. government securities, TALF investments and TALF borrowings, certain short-term securities and certain other investments.

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the Company’s financial assets and liabilities measured at fair value by level:

		Fair Value Measurement Using:
	Estimated Market	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(U.S. dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)

September 30, 2009:
Fixed maturities: (1)
Corporate bonds	$3,099,701	$—	$2,910,277	$189,424	(2)
Mortgage backed securities	1,708,414	—	1,708,414	—
U.S. government and government agencies	1,480,190	377,923	1,102,267	—
Commercial mortgage backed securities	1,170,712	—	1,170,712	—
Non-U.S. government securities	1,008,082	—	1,008,082	—
Municipal bonds	910,903	—	910,903	—
Asset backed securities	497,293	—	497,293	—
Total	9,875,295	377,923	9,307,948	189,424

Short-term investments (1)	706,157	690,409	15,748	—
TALF investments, at market value	250,517	—	250,517	—
TALF borrowings, at market value	219,843	—	219,843	—
Other investments (3)	82,989	—	35,962	47,027
Total	$11,134,801	$1,068,332	$9,830,018	$236,451

December 31, 2008:
Fixed maturities: (1)
Corporate bonds	$2,019,373	$—	$1,876,802	$142,571	(2)
Mortgage backed securities	1,581,736	—	1,581,736	—
U.S. government and government agencies	1,463,897	241,851	1,222,046	—
Commercial mortgage backed securities	1,219,737	—	1,219,737	—
Non-U.S. government securities	527,972	—	527,972	—
Municipal bonds	965,966	—	965,966	—
Asset backed securities	970,041	—	970,041	—
Total	8,748,722	241,851	8,364,300	142,571

Short-term investments (1)	581,150	474,504	106,646	—
Other investments (3)	36,913	—	(3,426)	40,339
Total	$9,366,785	$716,355	$8,467,520	$182,910

(1)          In securities lending transactions, the Company receives collateral in excess of the fair value of the fixed maturities and short-term investments pledged under securities lending agreements. For purposes of this table, the Company has excluded the collateral received at September 30, 2009 and December 31, 2008 of $611.5 million and $730.2 million, respectively, which is reflected as “investment of funds received under securities lending agreements, at market value” and included the $609.3 million and $728.1 million, respectively, of “fixed maturities and short-term investments pledged under securities lending agreements, at market value.”

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs:

	Fair Value Measurements Using:
	Significant Unobservable Inputs (Level 3)
(U.S. dollars in thousands)	Corporate Bonds	Other Investments	Total

Three Months Ended September 30, 2009:
Beginning balance at July 1, 2009	$158,451	$41,111	$199,562
Total gains or (losses) (realized/unrealized)
Included in earnings (1)	(1,258)	29	(1,229)
Included in other comprehensive income	32,231	6,240	38,471
Purchases, issuances and settlements	—	(353)	(353)
Transfers in and/or out of Level 3	—	—	—
Ending balance at September 30, 2009	$189,424	$47,027	$236,451

Three Months Ended September 30, 2008:
Beginning balance at July 1, 2008	$6,479	$9,642	$16,121
Total gains or (losses) (realized/unrealized)
Included in earnings (1)	(92)	—	(92)
Included in other comprehensive income	—	(1,123)	(1,123)
Purchases, issuances and settlements	—	—	—
Transfers in and/or out of Level 3	—	—	—
Ending balance at September 30, 2008	$6,387	$8,519	$14,906

Nine Months Ended September 30, 2009:
Beginning balance at January 1, 2009	$142,571	$40,339	$182,910
Total gains or (losses) (realized/unrealized)
Included in earnings (1)	(68)	(14,278)	(14,346)
Included in other comprehensive income	46,921	21,433	68,354
Purchases, issuances and settlements	—	(467)	(467)
Transfers in and/or out of Level 3	—	—	—
Ending balance at September 30, 2009	$189,424	$47,027	$236,451

Nine Months Ended September 30, 2008:
Beginning balance at January 1, 2008	$3,752	$11,504	$15,256
Total gains or (losses) (realized/unrealized)
Included in earnings (1)	(168)	459	291
Included in other comprehensive income	—	(2,912)	(2,912)
Purchases, issuances and settlements	2,803	(532)	2,271
Transfers in and/or out of Level 3	—	—	—
Ending balance at September 30, 2008	$6,387	$8,519	$14,906

(1)                Losses on fixed maturities were recorded as a component of net investment income while losses on other investments were recorded in net realized losses.

The amount of total losses for the 2009 third quarter and nine months ended September 30, 2009 included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2009 was $1.2 million and $0.1 million, respectively. The amount of total losses for the 2008 third quarter included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2008 was $0.1 million. The amount of total gains for the nine months ended September 30, 2008 included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2008 was $0.3 million.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.      Derivative Instruments

The Company’s investment strategy allows for the use of derivative securities. The Company’s derivative instruments are recorded on its consolidated balance sheets at market value. The market values of those derivatives are based on quoted market prices. All realized and unrealized contract gains and losses are reflected in the Company’s results of operations.

The Company utilizes exchange traded U.S. Treasury note, Eurodollar and other futures contracts and commodity futures to manage portfolio duration or replicate investment positions in its portfolios. In addition, certain of the Company’s corporate bonds are managed in a global bond portfolio which incorporates the use of foreign currency forward contracts which are intended to provide an economic hedge against foreign currency movements on the portfolio’s non-U.S. Dollar denominated holdings.

In addition, the Company purchases to-be-announced mortgage backed securities (“TBAs”) as part of its investment strategy. TBAs represent commitments to purchase a future issuance of agency mortgage backed securities. For the period between purchase of a TBA and issuance of the underlying security, the Company’s position is accounted for as a derivative. The Company purchases TBAs in both long and short positions to enhance investment performance and as part of its overall investment strategy.

The Company did not hold any derivatives which were designated as hedging instruments at September 30, 2009 or December 31, 2008. The following table summarizes information on the balance sheet locations, market values and notional values of the Company’s derivative instruments at September 30, 2009:

		Asset Derivatives		Liability Derivatives
(U.S. dollars in thousands)	Balance Sheet Location	Estimated Market Value	Notional Value	Estimated Market Value	Notional Value

Derivatives not designated as hedging instruments

Futures contracts	Other investments	$848	$2,070,082	$(8)	$69,744
Foreign currency forward contracts	Other investments	602	18,298	(12,717)	139,376
TBAs	Fixed maturities	722,186	696,600	(674,771)	651,000
Other	Other investments	45	16,098	—	—
Total		$723,681		$(687,496)

The following table summarizes information on the balance sheet locations, market values and notional values of the Company’s derivative instruments at December 31, 2008:

		Asset Derivatives		Liability Derivatives
(U.S. dollars in thousands)	Balance Sheet Location	Estimated Market Value	Notional Value	Estimated Market Value	Notional Value

Derivatives not designated as hedging instruments

Futures contracts	Other investments	$647	$363,297	$(1,541)	$556,268
Foreign currency forward contracts	Other investments	3,485	15,294	(14,332)	135,426
Total		$4,132		$(15,873)

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes derivative instrument activity in the consolidated statements of operations for the three months and nine months ended September 30, 2009:

(U.S. dollars in thousands)	Location of Gain or (Loss) Recognized in Income on Derivative	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009

Derivatives not designated as hedging instruments

Futures contracts	Net realized gains (losses)	$8,604	$(887)
Foreign currency forward contracts	Net realized gains (losses)	(6,631)	(6,209)
TBAs	Net realized gains (losses)	683	3,328
Other	Net realized gains (losses)	455	455
Total		$3,111	$(3,313)

10.    Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(U.S. dollars in thousands, except share data)	2009	2008	2009	2008
Net income	$280,868	$32,851	$585,788	$427,477
Preferred dividends	(6,461)	(6,461)	(19,383)	(19,383)
Net income available to common shareholders (numerator)	$274,407	$26,390	$566,405	$408,094

Weighted average common shares and effect of dilutive common share equivalents used in the computation of earnings per common share:
Weighted average common shares outstanding – basic (denominator)	60,156,219	60,109,932	60,295,144	62,790,514
Effect of dilutive common share equivalents:
Nonvested restricted shares	262,306	256,552	284,611	251,149
Stock options (1)	2,115,291	2,464,426	2,010,473	2,488,907
Weighted average common shares and common share equivalents outstanding – diluted (denominator)	62,533,816	62,830,910	62,590,228	65,530,570

Earnings per common share:
Basic	$4.56	$0.44	$9.39	$6.50
Diluted	$4.39	$0.42	$9.05	$6.23

(1)                Certain stock options were not included in the computation of diluted earnings per share where the exercise price of the stock options exceeded the average market price and would have been anti-dilutive or where, when applying the treasury stock method to in-the-money options, the sum of the proceeds, including unrecognized compensation, exceeded the average market price and would have been anti-dilutive. For the 2009 third quarter and nine months ended September 30, 2009, the number of stock options excluded were 926,655 and 836,704, respectively. For the 2008 third quarter and nine months ended September 30, 2008, the number of stock options excluded were 635,303 and 498,172, respectively.

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

ACGL and its non-U.S. subsidiaries will be subject to U.S. federal income tax only to the extent that they derive U.S. source income that is subject to U.S. withholding tax or income that is effectively connected with the conduct of a trade or business within the U.S. and is not exempt from U.S. tax under an applicable income tax treaty with the U.S. ACGL and its non-U.S. subsidiaries will be subject to a withholding tax on dividends from U.S. investments and interest from certain U.S. payors (subject to reduction by any applicable income tax treaty). ACGL and its non-U.S. subsidiaries intend to conduct their operations in a manner that will not cause them to be treated as engaged in a trade or business in the United States and, therefore, will not be required to pay U.S. federal income taxes (other than U.S. excise taxes on insurance and reinsurance premium and withholding taxes on dividends and certain other U.S. source investment income). However, because there is uncertainty as to the activities which constitute being engaged in a trade or business within the United States, there can be no assurances that the U.S. Internal Revenue Service will not contend successfully that ACGL or its non-U.S. subsidiaries are engaged in a trade or business in the United States. If ACGL or any of its non-U.S. subsidiaries were subject to U.S. income tax, ACGL’s shareholders’ equity and earnings could be materially adversely affected. ACGL has subsidiaries and branches that operate in various jurisdictions around the world that are subject to tax in the jurisdictions in which they operate. The significant jurisdictions in which ACGL’s subsidiaries and branches are subject to tax are the United States, United Kingdom, Ireland, Canada, Switzerland and Denmark.

The Company’s income tax provision resulted in an effective tax rate on income before income taxes of 3.4% for the nine months ended September 30, 2009, compared to 2.6% for the nine months ended September 30, 2008. The Company’s effective tax rate, which is based upon the expected annual effective tax rate, may fluctuate from period to period based on the relative mix of income reported by jurisdiction due primarily to the varying tax rates in each jurisdiction.

The Company had a net deferred tax asset of $55.0 million at September 30, 2009, compared to $60.2 million at December 31, 2008. In addition, the Company paid $26.4 million and $12.4 million for income taxes, net of recoveries, during the nine month periods ended September 30, 2009 and 2008, respectively.

The United States also imposes an excise tax on insurance and reinsurance premiums paid to non-U.S. insurers or reinsurers with respect to risks located in the United States. The rates of tax, unless reduced by an applicable U.S. tax treaty, are four percent for non-life insurance premiums and one percent for life insurance and all reinsurance premiums. The Company incurs federal excise taxes on certain of its reinsurance transactions, including amounts ceded through intercompany transactions. The Company incurred $3.3 million of federal excise taxes in the 2009 and 2008 third quarters and $9.7 million for the nine month periods ended September 30, 2009 and 2008. Such amounts are reflected as acquisition expenses in the Company’s consolidated statements of income.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

12.    Transactions with Related Parties

The Company made an investment of $50.0 million in Aeolus LP (“Aeolus”) in 2006. Aeolus operates as an unrated reinsurance platform that provides property catastrophe protection to insurers and reinsurers on both an ultimate net loss and industry loss warranty basis. In return for its investment, included in “Other investments” on the Company’s balance sheet, the Company received an approximately 4.9% preferred interest in Aeolus and a pro rata share of certain founders’ interests. The Company made its investment in Aeolus on the same economic terms as a fund affiliated with Warburg Pincus, which has invested $350 million in Aeolus. Funds affiliated with Warburg Pincus owned 6.7% of the Company’s outstanding voting shares as of September 30, 2009. In addition, one of the founders of Aeolus is Peter Appel, former President and CEO and a former director of the Company. During the 2009 first quarter, the Company received a distribution of $14.0 million from Aeolus as part of a repurchase agreement. Following such receipt, the Company’s preferred interest percentage decreased to approximately 4.4%.

13.    Contingencies Relating to the Sale of Prior Reinsurance Operations

On May 5, 2000, the Company sold the prior reinsurance operations of Arch Re U.S. pursuant to an agreement entered into as of January 10, 2000 with White Mountains Reinsurance Company of America, formerly known as Folksamerica Reinsurance Company, and a related holding company (collectively, “WTM Re”). WTM Re assumed Arch Re U.S.’s liabilities under the reinsurance agreements transferred in the asset sale and Arch Re U.S. transferred to WTM Re assets estimated in an aggregate amount equal in book value to the book value of the liabilities assumed. The WTM Re transaction was structured as a transfer and assumption agreement (and not reinsurance) and, accordingly, the loss reserves (and any related reinsurance recoverables) relating to the transferred business are not included as assets or liabilities on the Company’s balance sheet. WTM Re assumed Arch Re U.S.’s rights and obligations under the reinsurance agreements transferred in the asset sale. The reinsureds under such agreements were notified that WTM Re had assumed Arch Re U.S.’s obligations and that, unless the reinsureds object to the assumption, Arch Re U.S. will be released from its obligations to those reinsured. None of such reinsureds objected to the assumption. However, Arch Re U.S. will continue to be liable under those reinsurance agreements if the notice is found not to be an effective release by the reinsureds. WTM Re has agreed to indemnify the Company for any losses arising out of the reinsurance agreements transferred to WTM Re in the asset sale. However, in the event that WTM Re refuses or is unable to perform its obligations to the Company, Arch Re U.S. may incur losses relating to the reinsurance agreements transferred in the asset sale. WTM Re’s A.M. Best rating was “A-” (Excellent) at September 30, 2009. WTM Re reported policyholders’ surplus of $708.8 million at December 31, 2008.

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

14.    Commitments and Contingencies

Variable Interest Entities

On December 29, 2005, Arch Re Bermuda entered into a quota share reinsurance treaty with Flatiron, a Bermuda reinsurance company, pursuant to which Flatiron is assuming a 45% quota share (the “Treaty”) of certain lines of property and marine business underwritten by Arch Re Bermuda for unaffiliated third parties for the 2006 and 2007 underwriting years (January 1, 2006 to December 31, 2007). On December 31, 2007, the Treaty expired by its terms. As a result of the terms of the Treaty, the Company has determined that Flatiron is a variable interest entity. However, Arch Re Bermuda is not the primary beneficiary of Flatiron and, as such, the Company is not required to consolidate the assets, liabilities and results of operations of Flatiron. See Note 6, “Reinsurance” for information on the Treaty with Flatiron.

15.    Legal Proceedings

The Company, in common with the insurance industry in general, is subject to litigation and arbitration in the normal course of its business. As of September 30, 2009, the Company was not a party to any material litigation or arbitration other than as a part of the ordinary course of business in relation to claims and reinsurance recoverable matters, none of which is expected by management to have a significant adverse effect on the Company’s results of operations and financial condition and liquidity.

16.    Subsequent Events

In November 2009, the board of directors of ACGL authorized the investment of up to an additional $1.0 billion in ACGL’s common shares through a share repurchase program. Repurchases under this authorization may be effected from time to time in open market or privately negotiated transactions through December 31, 2011. The board of directors of ACGL had previously authorized the investment of up to $1.5 billion in ACGL’s common shares, of which $350.1 million was available at September 30, 2009. See Note 3, “Share Transactions—Share Repurchases” for information on share repurchase activity.

The Company has completed its subsequent events evaluation for the period subsequent to the balance sheet date of September 30, 2009 through November 9, 2009, the date the consolidated financial statements were issued.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Arch Capital Group Ltd. (“ACGL” and, together with its subsidiaries, “we” or “us”) is a Bermuda public limited liability company with over $4.86 billion in capital at September 30, 2009 and, through operations in Bermuda, the United States, Europe and Canada, writes insurance and reinsurance on a worldwide basis. While we are positioned to provide a full range of property and casualty insurance and reinsurance lines, we focus on writing specialty lines of insurance and reinsurance. It is our belief that our underwriting platform, our experienced management team and our strong capital base that is unencumbered by significant pre-2002 risks have enabled us to establish a strong presence in the insurance and reinsurance markets.

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

Current Outlook

During the second half of 2008, the financial markets experienced significant adverse credit events and a loss of liquidity, which have reduced the amount and availability of capital in the insurance industry. In addition, certain of our competitors have experienced significant financial difficulties. During the first six months of 2009, we experienced rate stabilization and some improvements in rates. However, with no significant catastrophic activity in the 2009 third quarter and substantial improvements in market values across most investment sectors, the degree of rate improvement we saw in the first six months of 2009 was moderated and the pricing environment is basically unchanged. The current economic conditions could continue to have a material impact on the frequency and severity of claims and therefore could negatively impact our underwriting returns. In addition, volatility in the financial markets could continue to significantly affect our investment returns, reported results and shareholders equity. We consider the potential impact of economic trends in the estimation process for establishing unpaid losses and loss adjustment expenses (“LAE”) and in determining our investment strategies.

We continue to believe that the most attractive area from a pricing point of view remains U.S. catastrophe-related property business. We expect that our writings in property and marine lines of business will continue to represent a significant proportion of our overall book of business in future periods, which could increase the volatility of our results of operations. We seek to limit the probable maximum pre-tax loss to a specific level for severe catastrophic events. Currently, we generally seek to limit the probable maximum pre-tax loss to approximately 25% of total shareholders’ equity for a severe catastrophic event in any geographic zone that could be expected to occur once in every 250 years, although we reserve the right to change this threshold at any time. As of October 1, 2009, the probable maximum pre-tax loss for a catastrophic event in any geographic zone arising from a 1-in-250 year event was approximately $826 million, compared to $763 million as of January 1, 2009. There can be no assurances that we will not suffer pre-tax losses greater than 25% of our total shareholders’ equity from one or more catastrophic events due to several factors, including the inherent uncertainties in estimating the frequency and severity of such events and the margin of error in making such determinations resulting from potential inaccuracies and inadequacies in the data provided by clients and brokers, the modeling techniques and the application of such techniques or as a result of a decision to change the percentage of shareholders’ equity exposed to a single catastrophic event. In addition, actual losses may increase if reinsurers dispute or fail to meet their obligations to us or the reinsurance protections purchased by us are exhausted or are otherwise unavailable. See “Risk Factors—Risk Relating to Our Industry” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Natural and Man-Made Catastrophic Events” contained in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2009 and 2008

The following table sets forth net income available to common shareholders and earnings per common share data:

	Three Months Ended
	September 30,
(U.S. dollars in thousands, except share data)	2009	2008

Net income available to common shareholders	$274,407	$26,390
Diluted net income per common share	$4.39	$0.42
Diluted weighted average common shares and common share equivalents outstanding	62,533,816	62,830,910

Net income available to common shareholders was $274.4 million for the 2009 third quarter, compared to $26.4 million for the 2008 third quarter. The increase in net income was primarily due to an increase in underwriting income from our insurance and reinsurance operations as discussed in “—Segment Information” below, a decrease in the net impairment losses recognized in earnings and an increase in the equity in net income (loss) of investment funds accounted for using the equity method. Our net income available to common shareholders for the 2009 third quarter represented a 28.0% annualized return on average common equity, compared to 3.1% for the 2008 third quarter. For purposes of computing return on average common equity, average common equity has been calculated as the average of common shareholders’ equity outstanding at the beginning and ending of each period.

Diluted weighted average common shares and common share equivalents outstanding, used in the calculation of net income per common share, were 62.5 million in the 2009 third quarter, compared to 62.8 million in the 2008 third quarter. The lower level of weighted average shares outstanding in the 2009 third quarter was primarily due to the impact of share repurchases which reduced weighted average shares outstanding for the 2009 third quarter by 15.7 million shares, compared to 14.9 million shares for the 2008 third quarter.

Segment Information

We classify our businesses into two underwriting segments — insurance and reinsurance — and corporate and other (non-underwriting). Accounting guidance regarding disclosures about segments of an enterprise and related information requires certain disclosures about operating segments in a manner that is consistent with how management evaluates the performance of the segment. For a description of our underwriting segments, refer to Note 5, “Segment Information,” of the notes accompanying our consolidated financial statements. Management measures segment performance based on underwriting income or loss.

Insurance Segment

The following table sets forth our insurance segment’s underwriting results:

	Three Months Ended
	September 30,
	2009	2008

Gross premiums written	$673,986	$678,338
Net premiums written	473,676	466,115

Net premiums earned	$443,319	$441,049
Fee income	814	872
Losses and loss adjustment expenses	(303,304)	(337,456)
Acquisition expenses, net	(60,964)	(62,752)
Other operating expenses	(72,452)	(71,861)
Underwriting income (loss)	$7,413	$(30,148)

Underwriting Ratios
Loss ratio	68.4%	76.5%
Acquisition expense ratio (1)	13.6%	14.0%
Other operating expense ratio	16.3%	16.3%
Combined ratio	98.3%	106.8%

(1)          The acquisition expense ratio is adjusted to include certain fee income.

The insurance segment’s underwriting income was $7.4 million for the 2009 third quarter, compared to an underwriting loss of $30.1 million for the 2008 third quarter. The combined ratio for the insurance segment was 98.3% for the 2009 third quarter, compared to 106.8% for the 2008 third quarter. In the 2008 third quarter, the insurance segment incurred estimated pre-tax net losses, after reinsurance and net of reinstatement premiums, related to Hurricanes Gustav and Ike of $40.9 million. Before reinsurance, such estimated losses were $75.8 million. The components of the insurance segment’s underwriting income are discussed below.

Premiums Written.  Gross premiums written by the insurance segment in the 2009 third quarter were 0.6% lower than in the 2008 third quarter, reflecting reductions in program, construction and surety business. The lower level of program business in the 2009 third quarter primarily resulted from $10.9 million of premium adjustments related to involuntary pools in the 2008 period ($10.5 million on an earned basis) while the decline in construction and surety business was in response to the current market environment. Such amounts were partially offset by growth in property, energy and aviation, national accounts casualty and executive assurance business which was primarily due to new business written in the 2009 third quarter. Net premiums written increased by 1.6%, reflecting changes in the mix of business, reinstatement premiums and the impact of changes in reinsurance structure. For information regarding net premiums written produced by major line of business and geographic location, refer to Note 5, “Segment Information,” of the notes accompanying our consolidated financial statements.

Net Premiums Earned.  Net premiums earned by the insurance segment in the 2009 third quarter were 0.5% higher than in the 2008 third quarter, and reflect changes in net premiums written over the previous five quarters.

Losses and Loss Adjustment Expenses.  The loss ratio for the insurance segment was 68.4% in the 2009 third quarter, compared to 76.5% in the 2008 third quarter. The loss ratio for the 2009 third quarter did not include significant current year catastrophic event activity, compared to 8.3 points, primarily related to Hurricanes Gustav and Ike, in the 2008 third quarter. The insurance segment’s loss ratio in the 2009 third quarter included increases in expected loss ratios across a number of lines of business, primarily due to the anticipated impact of rate changes, and changes in the mix of business. The 2009 third quarter loss ratio reflected a 3.8 point reduction related to estimated net favorable development in prior year loss reserves, compared to a 3.0 point reduction in the 2008 third quarter. The estimated net favorable development in the 2009 third quarter was primarily in short-tail lines and resulted from better than expected claims emergence on large property and energy losses.

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

Underwriting Expenses.  The insurance segment’s underwriting expense ratio was 29.9% in the 2009 third quarter, compared to 30.3% in the 2008 third quarter. The acquisition expense ratio was 13.6% for the 2009 third quarter, compared to 14.0% for the 2008 third quarter. The acquisition expense ratio is influenced by, among other things, (1) the amount of ceding commissions received from unaffiliated reinsurers, (2) the amount of business written on a surplus lines (non-admitted) basis and (3) mix of business. In addition, the 2009 third quarter acquisition expense ratio reflected a reduction of 0.3 points related to estimated net favorable development in prior year loss reserves, compared to an increase of 1.7 points in the 2008 third quarter. The comparison of the 2009 third quarter and 2008 third quarter acquisition expense ratios reflects changes in the form of reinsurance ceded and the mix of business. The insurance segment’s other operating expense ratio was 16.3% for the 2009 and 2008 third quarters. The operating expense ratio for the 2009 third quarter included approximately 0.7 points related to an expansion of the insurance segment’s presence in the executive assurance and professional liability lines of business. The operating expense ratio for the 2008 third quarter included 1.3 points of costs related to workforce reductions and the relocation of certain of the insurance segment’s U.S. operations.

Reinsurance Segment

The following table sets forth our reinsurance segment’s underwriting results:

	Three Months Ended
	September 30,
	2009	2008

Gross premiums written	$266,193	$228,593
Net premiums written	253,632	226,577

Net premiums earned	$291,066	$291,982
Fee income	12	72
Losses and loss adjustment expenses	(141,610)	(211,430)
Acquisition expenses, net	(61,775)	(70,661)
Other operating expenses	(21,271)	(18,331)
Underwriting income (loss)	$66,422	$(8,368)

Underwriting Ratios
Loss ratio	48.7%	72.4%
Acquisition expense ratio	21.2%	24.2%
Other operating expense ratio	7.3%	6.3%
Combined ratio	77.2%	102.9%

The reinsurance segment’s underwriting income was $66.4 million for the 2009 third quarter, compared to an underwriting loss of $8.4 million for the 2008 third quarter. The combined ratio for the reinsurance segment was 77.2% for the 2009 third quarter, compared to 102.9% for the 2008 third quarter. In the 2008 third quarter, the reinsurance segment incurred estimated pre-tax net losses, after reinsurance and net of reinsurance premiums, related to Hurricanes Gustav and Ike of $95.9 million. Before reinsurance, such estimated losses were $108.6 million. The components of the reinsurance segment’s underwriting income are discussed below.

Premiums Written.  Gross premiums written by the reinsurance segment in the 2009 third quarter were 16.4% higher than in the 2008 third quarter, primarily due to an increase in property business which resulted from new business and an increased contribution from the reinsurance segment’s property facultative operations. The growth in property business was partially offset by a decrease in other specialty business which resulted from the non-renewal of a non-standard auto treaty in the 2009 second quarter. Net premiums written by the reinsurance segment in the 2009 third quarter were 11.9% higher than in the 2008 third quarter, primarily due to the items noted above. For information regarding net premiums written produced by major line of business and geographic location, refer to Note 5, “Segment Information,” of the notes accompanying our consolidated financial statements.

Net Premiums Earned.  Net premiums earned in the 2009 third quarter were 0.3% lower than in the 2008 third quarter, and reflect changes in net premiums written over the previous five quarters, including the mix and type of business written.

Losses and Loss Adjustment Expenses.  The reinsurance segment’s loss ratio was 48.7% in the 2009 third quarter, compared to 72.4% for the 2008 third quarter. The loss ratio for the 2009 third quarter included 4.0 points related to current year catastrophic activity in the period, compared to 36.3 points, primarily related to Hurricanes Gustav and Ike, in the 2008 third quarter. The loss ratio for the 2009 third quarter reflected a 13.4 point reduction related to estimated net favorable development in prior year loss reserves, compared to an 18.7 point reduction in the 2008 third quarter. The estimated net favorable development in the 2009 third quarter resulted from a lower level of reported and paid claims activity than previously anticipated in property and other short-tail lines and casualty business which led to decreases in certain loss selections during the period. In addition, the reinsurance segment’s loss ratio in the 2009 third quarter included a higher level of large loss activity along with increases in expected loss ratios across a number of lines of business.

Prior to April 2006, the reinsurance segment had in effect a catastrophe reinsurance program which provided coverage for certain catastrophe-related losses worldwide. The coverage was not renewed upon expiration. While our reinsurance operations may purchase industry loss warranty contracts and other reinsurance which is intended to limit their exposure, the non-renewal of the catastrophe reinsurance program and the expiration of the quota share reinsurance treaty with Flatiron Re Ltd. (“Flatiron”) increases the risk retention of our reinsurance operations and, as a result, may increase the volatility in our results of operations in future periods. See Note 6, “Reinsurance,” of the notes accompanying our consolidated financial statements for further details on the quota share reinsurance treaty with Flatiron.

Underwriting Expenses.  The underwriting expense ratio for the reinsurance segment was 28.5% in the 2009 third quarter, compared to 30.5% in the 2008 third quarter. The acquisition expense ratio for the 2009 third quarter was 21.2%, compared to 24.2% for the 2008 third quarter. The 2009 third quarter acquisition expense ratio reflected 0.2 points related to estimated net favorable development in prior year loss reserves, compared to 1.7 points in the 2008 third quarter. The comparison of the 2009 third quarter and 2008 third quarter acquisition expense ratios is influenced by, among other things, the mix and type of business written and earned and the level of ceding commission income. The reinsurance segment’s other operating expense ratio was 7.3% for the 2009 third quarter, compared to 6.3% for the 2008 third quarter. The 2008 third quarter operating expense ratio benefited from a higher level of deferred acquisition costs in the reinsurance segment’s property facultative operations.

Net Investment Income

Net investment income for the 2009 third quarter was $100.2 million, compared to $117.0 million in the 2008 third quarter. The lower level of net investment income in the 2009 third quarter, compared to the 2008 third quarter, was primarily driven by a decline in yields on our invested assets and also reflected: (i) a reduction in the portfolio’s effective duration, (ii) a decrease in income from our securities lending program, and (iii) our share repurchase program discussed below. The pre-tax investment income yield was 3.76% for the 2009 third quarter, compared to 4.74% for the 2008 third quarter. The pre-tax investment income yields were calculated based on amortized cost. Yields on future investment income may vary based on financial market conditions, investment allocation decisions and other factors.

Net Realized Gains or Losses

Net realized gains (losses) were as follows, excluding other-than-temporary impairment provisions:

	Three Months Ended
	September 30,
(U.S. dollars in thousands)	2009	2008

Fixed maturities	$65,154	$(30,137)
Other investments	817	(5,159)
Other (1)	4,667	12,295
Net realized gains (losses)	$70,638	$(23,001)

(1) Primarily consists of realized gains or losses related to investment-related derivatives, foreign currency forward contracts, as well as $2.2 million of realized gains in the 2009 third quarter for the TALF program.

Currently, our portfolio is actively managed to maximize total return within certain guidelines. In assessing returns under this approach, we include net investment income, net realized gains and losses and the change in unrealized gains and losses generated by our investment portfolio. The effect of financial market movements on the investment portfolio will directly impact net realized gains and losses as the portfolio is adjusted and rebalanced. Total return on our portfolio under management for the 2009 third quarter was 4.75%, compared to (2.69%) for the 2008 third quarter. Excluding foreign exchange, total return was 4.63% for the 2009 third quarter, compared to (1.88%) for the 2008 third quarter.

Net Impairment Losses Recognized in Earnings

We review our investment portfolio each quarter to determine if declines in market value are other-than-temporary. The process for identifying declines in the market value of investments that are other-than-temporary involves consideration of several factors. These factors include (i) an analysis of the liquidity, business prospects and overall financial condition of the issuer, (ii) the time period in which there was a significant decline in value, and (iii) the significance of the decline. For the 2009 third quarter, we recorded $4.6 million of credit related impairments in earnings. The OTTI recorded in the 2009 third quarter primarily resulted from reductions in estimated recovery values on certain mortgage-backed and asset-backed securities following the review of such securities. We recorded $82.5 million of OTTI as a charge against earnings in the 2008 third quarter. Such amount was recorded prior to the adoption of recent accounting guidance regarding the recognition and presentation of OTTI, and included a portion related to credit losses and a portion related to all other factors.

Equity in Net Income (Loss) of Investment Funds Accounted for Using the Equity Method

We recorded $69.1 million of equity in net income related to investment funds accounted for using the equity method in the 2009 third quarter, compared to $1.7 million of equity in net losses for the 2008 third quarter. Due to the ownership structure of these investment funds, which invest in fixed maturity securities, we use the equity method. In applying the equity method, these investments are initially recorded at cost and are subsequently adjusted based on our proportionate share of the net income or loss of the funds (which include changes in the market value of the underlying securities in the funds). Fluctuations in the carrying value of the investment funds accounted for using the equity method may increase the volatility of our reported results of operations. The equity in net income recorded in the 2009 third quarter primarily resulted from recoveries in market values in U.S. and Euro-denominated bank loan funds which were significantly impacted by the extreme volatility in the capital and credit markets during the latter portion of 2008 and early 2009. Investment funds accounted for using the equity method totaled $376.4 million at September 30, 2009, compared to $301.0 million at December 31, 2008. At September 30, 2009, our portfolio included $458.3 million of investments in bank loan funds, of which $280.7 million are reflected in the investment funds accounted for using the equity method.

Other Expenses

Other expenses, which are included in our other operating expenses and part of corporate and other (non-underwriting), were $6.0 million for the 2009 third quarter, compared to $5.5 million for the 2008 third quarter. Such amounts primarily represent certain holding company costs necessary to support our worldwide insurance and reinsurance operations, share based compensation expense and costs associated with operating as a publicly traded company.

Net Foreign Exchange Gains or Losses

Net foreign exchange losses for the 2009 third quarter of $19.8 million consisted of net unrealized losses of $18.9 million and net realized losses of $0.9 million, compared to net foreign exchange gains for the 2008 third quarter of $68.4 million, which consisted of net unrealized gains of $66.7 million and net realized gains of $1.7 million. The 2009 third quarter net foreign exchange losses primarily resulted from the weakening of the U.S. Dollar against the Euro and other major currencies during the period. Net unrealized foreign exchange gains or losses result from the effects of revaluing our net insurance liabilities required to be settled in foreign currencies at each balance sheet date. We hold investments in foreign currencies which are intended to mitigate our exposure to foreign currency fluctuations in our net insurance liabilities. However, changes in the value of such investments due to foreign currency rate movements are reflected as a direct increase or decrease to shareholders’ equity and are not included in the statements of income.

Nine Months Ended September 30, 2009 and 2008

The following table sets forth net income available to common shareholders and earnings per common share data:

	Nine Months Ended
	September 30,
(U.S. dollars in thousands, except share data)	2009	2008

Net income available to common shareholders	$566,405	$408,094
Diluted net income per common share	$9.05	$6.23
Diluted weighted average common shares and common share equivalents outstanding	62,590,228	65,530,570

Net income available to common shareholders was $566.4 million for the 2009 period, compared to $408.1 million for the 2008 period. The increase in net income was primarily due to an increase in underwriting income from our insurance and reinsurance operations as discussed in “—Segment Information” below and an increase in the equity in net income (loss) of investment funds accounted for using the equity method. Underwriting results for the 2008 period reflected estimated after-tax net losses of $133.0 million, or $2.12 per share, related to Hurricanes Gustav and Ike, after reinsurance recoveries, and net of reinstatement premiums. Our net income available to common shareholders for the 2009 period represented a 20.9% annualized return on average common equity, compared to 15.8% for the 2008 period. For purposes of computing return on average common equity, average common equity has been calculated as the average of common shareholders’ equity outstanding at the beginning and ending of each period.

Diluted weighted average common shares and common share equivalents outstanding, used in the calculation of net income per common share, were 62.6 million in the 2009 period, compared to 65.5 million in the 2008 period. The lower level of weighted average shares outstanding in the 2009 period was primarily due to the impact of share repurchases, which reduced weighted average shares outstanding for the 2009 period by 15.4 million shares, compared to 12.1 million shares for the 2008 period.

Segment Information

Insurance Segment

The following table sets forth our insurance segment’s underwriting results:

	Nine Months Ended
	September 30,
	2009	2008

Gross premiums written	$1,949,040	$1,926,349
Net premiums written	1,334,580	1,290,380

Net premiums earned	$1,261,870	$1,276,734
Fee income	2,479	2,634
Losses and loss adjustment expenses	(860,669)	(887,392)
Acquisition expenses, net	(177,335)	(170,041)
Other operating expenses	(206,196)	(217,064)
Underwriting income	$20,149	$4,871

Underwriting Ratios
Loss ratio	68.2%	69.5%
Acquisition expense ratio (1)	13.9%	13.1%
Other operating expense ratio	16.3%	17.0%
Combined ratio	98.4%	99.6%

(1)          The acquisition expense ratio is adjusted to include certain fee income.

The insurance segment’s underwriting income was $20.1 million for the 2009 period, compared to $4.9 million for the 2008 period. The combined ratio for the insurance segment was 98.4% for the 2009 period, compared to 99.6% for the 2008 period. Results for the 2008 period included estimated pre-tax net losses, after reinsurance and net of reinstatement premiums, related to Hurricanes Gustav and Ike of $40.9 million. The components of the insurance segment’s underwriting income are discussed below.

Premiums Written.  Gross premiums written by the insurance segment in the 2009 period were 1.2% higher than in the 2008 period, with growth in executive assurance, national accounts casualty and property, energy & aviation business, primarily resulting from new business, in addition to renewal rate increases for the executive assurance business.  Such growth was partially offset by reductions in casualty, surety, professional liability, healthcare and other business, as the insurance segment continued to maintain underwriting discipline in response to the current market environment. In addition, the program business experienced growth resulting from new business. However, such growth in the program business was offset by a reduction resulting from $10.9 million of premium adjustments related to involuntary pools in the 2008 period ($10.5 million on an earned basis). Net premiums written increased by 3.4%, reflecting changes in the mix of business, reinstatement premiums and the impact of changes in reinsurance structure. For information regarding net premiums written produced by major line of business and geographic location, refer to Note 5, “Segment Information,” of the notes accompanying our consolidated financial statements.

Net Premiums Earned.  Net premiums earned by the insurance segment in the 2009 period were 1.2% lower than in the 2008 period, and reflect changes in net premiums written over the previous five quarters, including the mix and type of business written.

Losses and Loss Adjustment Expenses.  The loss ratio for the insurance segment was 68.2% in the 2009 period, compared to 69.5% in the 2008 period. The loss ratio for the 2009 period did not include significant current period catastrophic event activity, compared to 5.0 points in the 2008 period. The insurance segment’s

2009 period loss ratio included increases in expected loss ratios across a number of lines of business, primarily due to the anticipated impact of rate changes, and changes in the mix of business. In addition, the 2009 period loss ratio also reflected a higher level of large loss activity than the 2008 period. The 2009 period loss ratio reflected a 3.5 point reduction related to estimated net favorable development in prior year loss reserves, compared to a 3.3 point reduction in the 2008 period. The estimated net favorable development in the 2009 period was primarily in medium-tail lines and mainly resulted from better than expected claims emergence on professional liability, aviation and construction losses.

Underwriting Expenses.  The insurance segment’s underwriting expense ratio was 30.2% in the 2009 period, compared to 30.1% in the 2008 period. The acquisition expense ratio was 13.9% for the 2009 period, compared to 13.1% for the 2008 period. The acquisition expense ratio is influenced by, among other things, (1) the amount of ceding commissions received from unaffiliated reinsurers, (2) the amount of business written on a surplus lines (non-admitted) basis and (3) mix of business. In addition, the 2009 period acquisition expense ratio reflected a decrease of 0.1 points related to the estimated net favorable development in prior year loss reserves, compared to a 0.9 points increase in the 2008 period. The comparison of the 2009 period and 2008 period acquisition expense ratios reflects changes in the form of reinsurance ceded and the mix of business. The insurance segment’s other operating expense ratio was 16.3% for the 2009 period, compared to 17.0% in the 2008 period. The 2009 period operating expenses reflect the benefits of the expense management plan implemented in 2008, partially offset by approximately 0.5 points related to an expansion of the insurance segment’s presence in the executive assurance and professional liability lines of business. The operating expense ratio for the 2008 period included approximately 0.6 points of costs related to workforce reductions and the relocation of certain of the insurance segment’s U.S. operations.

Reinsurance Segment

The following table sets forth our reinsurance segment’s underwriting results:

	Nine Months Ended
	September 30,
	2009	2008

Gross premiums written	$934,711	$935,738
Net premiums written	909,445	899,772

Net premiums earned	$872,337	$870,206
Fee income	89	616
Losses and loss adjustment expenses	(383,645)	(470,536)
Acquisition expenses, net	(195,676)	(197,237)
Other operating expenses	(56,406)	(56,660)
Underwriting income	$236,699	$146,389

Underwriting Ratios
Loss ratio	44.0%	54.1%
Acquisition expense ratio	22.4%	22.7%
Other operating expense ratio	6.5%	6.5%
Combined ratio	72.9%	83.3%

The reinsurance segment’s underwriting income was $236.7 million for the 2009 period, compared to $146.4 million for the 2008 period. The combined ratio for the reinsurance segment was 72.9% for the 2009 period, compared to 83.3% for the 2008 period. Results for the 2008 period included estimated pre-tax net losses, after reinsurance and net of reinstatement premiums, related to Hurricanes Gustav and Ike of $95.9 million. The components of the reinsurance segment’s underwriting income are discussed below.

Premiums Written.  Gross premiums written by the reinsurance segment in the 2009 period were 0.1% lower than in the 2008 period, primarily due to reductions in casualty and other specialty business written in the 2009 period. The decrease in casualty business resulted from the impact of non-renewals of a number of contracts, while the lower level of other specialty business was primarily due to the non-renewal of a non-standard auto treaty. The decreases were substantially offset by increases in property business which resulted from new business, the renewal of a two-year treaty, and a $29.6 million increase in writings by the reinsurance segment’s property facultative operation.

Ceded premiums written by the reinsurance segment were 2.7% of gross premiums written for the 2009 period, compared to 3.8% for the 2008 period. In the 2009 period, Arch Re Bermuda ceded $4.5 million of premiums written, or 0.5%, under a quota share reinsurance treaty to Flatiron, compared to $21.1 million, or 2.3%, in the 2008 period, with the lower level due to the expiration of the treaty. On an earned basis, Arch Re Bermuda ceded $22.4 million to Flatiron in the 2009 period, compared to $130.8 million in the 2008 period. Commission income from the treaty (in excess of the reimbursement of direct acquisition expenses) reduced the reinsurance segment’s acquisition expense ratio by 0.7 points in the 2009 period, compared to 2.3 points in the 2008 period. See Note 6, “Reinsurance,” of the notes accompanying our consolidated financial statements for further details on the quota share reinsurance treaty with Flatiron.

Net premiums written by the reinsurance segment in the 2009 period were 1.1% higher than in the 2008 period, primarily due to the items noted above. For information regarding net premiums written produced by major line of business and geographic location, refer to Note 5, “Segment Information,” of the notes accompanying our consolidated financial statements.

Net Premiums Earned.  Net premiums earned in the 2009 period were 0.2% higher than in the 2008 period, and reflect changes in net premiums written over the previous five quarters, including the mix and type of business written.

Losses and Loss Adjustment Expenses.  The reinsurance segment’s loss ratio was 44.0% in the 2009 period, compared to 54.1% for the 2008 period. The loss ratio for the 2009 period benefited from a higher level of property and short-tail business and a minimal level of catastrophic activity in the period. Net premiums earned in property and other short-tail lines were approximately 70% of the total for the 2009 period, compared to 63% in the 2008 period. The 2009 period loss ratio included 2.3 points of current period catastrophic event activity, compared to 14.8 points for the 2008 period, primarily related to Hurricanes Gustav and Ike. In addition, the loss ratio for the 2009 period reflected a 14.3 point reduction related to estimated net favorable development in prior year loss reserves, compared to a 16.6 point reduction in the 2008 period, and reflected increases in expected loss ratios across a number of lines of business. The estimated net favorable development in the 2009 period primarily resulted from better than anticipated claims emergence in older underwriting years in longer and short-tail lines and also reflected the commutation of a non-standard auto treaty in the period.

Underwriting Expenses.  The underwriting expense ratio for the reinsurance segment was 28.9% in the 2009 period, compared to 29.2% in the 2008 period. The acquisition expense ratio for the 2009 period was 22.4%, compared to 22.7% for the 2008 period. In addition, the 2009 period acquisition expense ratio reflected 0.4 points related to estimated net favorable development in prior year loss reserves, compared to 1.0 point in the 2008 period. The comparison of the 2009 period and 2008 period acquisition expense ratios is influenced by, among other things, the mix and type of business written and earned and the level of ceding commission income. The reinsurance segment’s other operating expense ratio was 6.5% for the 2009 and 2008 periods.

Net Investment Income

Net investment income for the 2009 period was $296.6 million, compared to $356.3 million in the 2008 period. The lower level of net investment income in the 2009 period, compared to the 2008 period, was primarily driven by a decline in yields on our invested assets and also reflected a reduction in the portfolio’s effective duration, a decrease in income from our securities lending program and the impact of share repurchases. In addition, the 2008 period included $3.4 million of interest income related to a favorable arbitration decision. The pre-tax investment income yield was 3.82% for the 2009 period, compared to 4.80% (excluding the arbitration interest) for the 2008 period. The pre-tax investment income yields were calculated based on amortized cost.

Net Realized Gains or Losses

Net realized gains were as follows, excluding other-than-temporary impairment provisions:

	Nine Months Ended
	September 30,
(U.S. dollars in thousands)	2009	2008

Fixed maturities	$57,004	$41,936
Other investments	585	(10,375)
Other (1)	(3,908)	(7,796)
Net realized gains	$53,681	$23,765

(1) Primarily consists of net realized losses related to investment-related derivatives and foreign currency forward contracts, as well as $2.2 million of net realized gains for the TALF program in the 2009 period.

Total return on our portfolio under management for the 2009 period was 10.01%, compared to (1.86%) for the 2008 period. Excluding foreign exchange, total return was 9.30% for the 2009 period, compared to (1.25%) for the 2008 period.

Net Impairment Losses Recognized in Earnings

For the 2009 period, we recorded $61.6 million of net impairment losses recognized in earnings. The OTTI recorded in the 2009 period primarily resulted from reductions in estimated recovery values on certain mortgage-backed and asset-backed securities following the review of such securities. We recorded $106.0 million of OTTI as a charge against earnings in the 2008 period. Such amount was recorded prior to the adoption of recent accounting guidance regarding the recognition and presentation of OTTI, and included a portion related to credit losses and a portion related to all other factors.

Equity in Net Income (Loss) of Investment Funds Accounted for Using the Equity Method

We recorded $135.4 million of equity in net income related to investment funds accounted for using the equity method in the 2009 period, compared to equity in net losses of $4.5 million for the 2008 period. The equity in net income recorded in the 2009 period primarily resulted from recoveries in market values in U.S. and Euro-denominated bank loan funds which were significantly impacted by the extreme volatility in the capital and credit markets during the latter portion of 2008 and early 2009.

Other Expenses

Other expenses, which are included in our other operating expenses and part of corporate and other (non-underwriting), were $23.6 million for the 2009 period, compared to $21.7 million for the 2008 period. Such amounts primarily represent certain holding company costs necessary to support our worldwide insurance and reinsurance operations, share based compensation expense and costs associated with operating as a publicly traded company.

Net Foreign Exchange Gains or Losses

Net foreign exchange losses for the 2009 period of $48.2 million consisted of net unrealized losses of $45.1 million and net realized losses of $3.1 million, compared to net foreign exchange gains for the 2008 period of $45.1 million, which consisted of net unrealized gains of $45.5 million and net realized losses of $0.4 million.

Income Taxes

The effective tax rate on income before income taxes was approximately 3.4% for the 2009 period, compared to 2.6% for the 2008 period. Our effective tax rates may fluctuate from period to period based on the relative mix of income reported by jurisdiction primarily due to the varying tax rates in each jurisdiction. Our quarterly tax provision is adjusted to reflect changes in our expected annual effective tax rates, if any. In addition, our Bermuda-based reinsurer incurs federal excise taxes for premiums assumed on U.S. risks. Such expenses are included in our acquisition expenses.

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

On a consolidated basis, our aggregate investable assets totaled $11.55 billion at September 30, 2009, compared to $9.97 billion at December 31, 2008, as detailed in the table below:

	September 30,	December 31,
	2009	2008

Fixed maturities available for sale, at market value	$9,265,961	$8,122,221
Fixed maturities pledged under securities lending agreements, at market value (1)	609,334	626,501
Total fixed maturities	9,875,295	8,748,722
Short-term investments available for sale, at market value	706,157	479,586
Short-term investments pledged under securities lending agreements, at market value (1)	—	101,564
Cash	385,149	251,739
TALF investments, at market value (2)	250,517	—
Other investments
Fixed income mutual funds	55,646	39,858
Privately held securities and other	98,880	69,743
Investment funds accounted for using the equity method (3)	376,381	301,027
Total cash and investments (1)	11,748,025	9,992,239
Securities transactions entered into but not settled at the balance sheet date	(198,980)	(18,236)
Total investable assets	$11,549,045	$9,974,003

(1)          In our securities lending transactions, we receive collateral in excess of the market value of the fixed maturities and short-term investments pledged under securities lending agreements. For purposes of this table, we have excluded the investment of collateral received and reinvested at September 30, 2009 and December 31, 2008 of $611.5 million and $730.2 million, respectively, which is reflected as “investment of funds received under securities lending agreements, at market value” and included the $609.3 million and $728.1 million, respectively, of “fixed maturities and short-term investments pledged under securities lending agreements, at market value.”

(2)          We participate in the Federal Reserve Bank of New York’s (“FRBNY”) Term Asset-Backed Securities Loan Facility (“TALF”), which provides secured financing for asset-backed securities backed by certain types of consumer and small-business loans and for legacy commercial mortgage-backed securities. TALF financing is non-recourse to us, except in certain limited instances, and is collateralized by the purchased securities and provides financing for the purchase price of the securities, less a ‘haircut’ that varies based on the type of collateral. We can deliver the collateralized securities to a special purpose vehicle created by the FRBNY in full defeasance of the borrowings. As of September 30, 2009, we had $250.5 million of securities under TALF which are reflected as “TALF investments, at market value” and $219.8 million of secured financing from the FRBNY that is reflected as “TALF borrowings, at market value.” We are carrying the TALF securities and borrowings at fair value.

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

At September 30, 2009, our fixed income portfolio, which includes fixed maturity securities and short-term investments, had a “AA+” average Standard & Poor’s quality rating, an average effective duration of 3.09 years, and an average yield to maturity (imbedded book yield), before investment expenses, of 3.93%. At December 31, 2008, our fixed income portfolio had a “AA+” average Standard & Poor’s quality rating, an average effective duration of 3.62 years, and an average yield to maturity (imbedded book yield), before investment expenses, of 4.55%. At September 30, 2009, approximately $6.1 billion, or 52.8%, of our total investments and cash was internally managed, compared to $5.3 billion, or 52.2%, at December 31, 2008.

The following table summarizes our fixed maturities and fixed maturities pledged under securities lending agreements:

(U.S. dollars in thousands)	Estimated Market Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost	OTTI Unrealized Losses (1)

September 30, 2009:
Corporate bonds	$3,099,701	$142,953	$(15,445)	$2,972,193	$(21,736)
Mortgage backed securities	1,708,414	25,898	(60,721)	1,743,237	(45,577)
U.S. government and government agencies	1,480,190	24,338	(2,995)	1,458,847	(504)
Commercial mortgage backed securities	1,170,712	35,284	(10,946)	1,146,374	(3,750)
Non-U.S. government securities	1,008,082	54,444	(4,936)	958,574	(351)
Municipal bonds	910,903	55,911	(4)	854,996	(145)
Asset backed securities	497,293	22,763	(13,607)	488,137	(10,507)
Total	$9,875,295	$361,591	$(108,654)	$9,622,358	$(82,570)

December 31, 2008:
Corporate bonds	$2,019,373	$51,131	$(98,979)	$2,067,221	—
Mortgage backed securities	1,581,736	23,306	(125,759)	1,684,189	—
U.S. government and government agencies	1,463,897	77,762	(14,159)	1,400,294	—
Commercial mortgage backed securities	1,219,737	16,128	(68,212)	1,271,821	—
Non-U.S. government securities	527,972	33,690	(31,884)	526,166	—
Municipal bonds	965,966	26,815	(1,730)	940,881	—
Asset backed securities	970,041	1,121	(70,762)	1,039,682	—
Total	$8,748,722	$229,953	$(411,485)	$8,930,254	—

(1) Represents the total other-than-temporary impairments (“OTTI”) in accumulated other comprehensive income (“AOCI”).

The credit quality distribution of our fixed maturities and fixed maturities pledged under securities lending agreements is shown below:

	September 30, 2009		December 31, 2008
Rating (1)	Estimated Market Value	% of Total	Estimated Market Value	% of Total

AAA	$7,124,679	72.1	$6,756,503	77.2
AA	1,232,298	12.5	815,512	9.3
A	786,142	8.0	750,947	8.6
BBB	274,338	2.8	195,319	2.2
BB	75,030	0.8	52,349	0.6
B	231,047	2.3	126,688	1.5
Lower than B	69,921	0.7	9,549	0.1
Not rated	81,840	0.8	41,855	0.5
Total	$9,875,295	100.0	$8,748,722	100.0

(1) Ratings as assigned by the major rating agencies.

At September 30, 2009 and December 31, 2008, below-investment grade securities comprised approximately 4.6% and 2.7%, respectively, of our fixed maturities and fixed maturities pledged under securities lending agreements.  In accordance with our investment strategy, we invest in high yield fixed income securities which are included in “Corporate bonds.” Upon issuance, these securities are typically rated below investment grade (i.e., rating assigned by the major rating agencies of “BB” or less). At September 30, 2009 and December 31, 2008, corporate bonds represented 75% and 94%, respectively, of the total below investment grade securities at market value, with the remainder primarily in mortgage backed securities.

The following table provides information on the severity of the unrealized loss position as a percentage of amortized cost for all fixed maturities and fixed maturities pledged under securities lending agreements which were in an unrealized loss position at September 30, 2009 and December 31, 2008:

	September 30, 2009			December 31, 2008
Severity of Unrealized Loss	Estimated Market Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses	Estimated Market Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses

0-10%	$1,046,507	$(26,862)	24.7	$2,672,702	$(104,517)	25.4
10-20%	134,645	(23,396)	21.5	526,450	(87,438)	21.3
20-30%	80,361	(24,268)	22.3	247,798	(82,966)	20.2
30-40%	12,245	(6,723)	6.2	122,190	(65,626)	15.9
40-50%	24,328	(18,864)	17.4	55,459	(45,032)	10.9
50-60%	2,731	(3,128)	2.9	16,798	(19,741)	4.8
60-70%	685	(1,475)	1.3	1,680	(2,886)	0.7
70-80%	830	(2,236)	2.1	1,181	(3,279)	0.8
80-90%	152	(856)	0.8	—	—	—
90-93%	72	(846)	0.8	—	—	—
Total	$1,302,556	$(108,654)	100.0	$3,644,258	$(411,485)	100.0

The following table provides information on the severity of the unrealized loss position as a percentage of amortized cost for non-investment grade fixed maturities and fixed maturities pledged under securities lending agreements which were in an unrealized loss position at September 30, 2009 and December 31, 2008:

	September 30, 2009			December 31, 2008
Severity of Unrealized Loss	Estimated Market Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses	Estimated Market Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses

0-10%	$72,759	$(2,793)	2.6	$33,362	$(1,970)	0.5
10-20%	60,652	(10,905)	10.0	107,828	(14,293)	3.5
20-30%	30,019	(9,371)	8.6	17,781	(6,091)	1.5
30-40%	4,259	(2,266)	2.1	10,709	(5,578)	1.3
40-50%	15,261	(11,300)	10.4	15,311	(11,899)	2.9
50-60%	806	(847)	0.8	2,605	(3,179)	0.7
60-70%	375	(867)	0.8	71	(107)	0.0
70-80%	373	(1,115)	1.0	100	(254)	0.1
80-90%	152	(856)	0.8	—	—	—
90-93%	47	(528)	0.5	—	—	—
Total	$184,703	$(40,848)	37.6	$187,767	$(43,371)	10.5

We determine estimated recovery values for our fixed maturities and fixed maturities pledged under securities lending agreements following a review of the business prospects, credit ratings, estimated loss given default factors and information received from asset managers and rating agencies for each security. For structured securities, we utilize underlying data, where available, for each security provided by asset managers and additional information from credit agencies in order to determine an expected recovery value for each security. The analysis provided by the asset managers includes expected cash flow projections under base case and stress case scenarios which modify expected default expectations and loss severities and slow down prepayment assumptions. In the tables above, securities at September 30, 2009 which were in an unrealized loss position of greater than 40% of amortized cost were primarily in asset backed and mortgage backed securities where the estimated market value for the securities was lower than our expected recovery value.

The following table summarizes our top ten exposures to fixed income corporate issuers at September 30, 2009:

	Estimated Market Value
(U.S. dollars in thousands)	Government Guaranteed (1)	Not Guaranteed	Total

JPMorgan Chase & Co.	$61,102	$84,965	$146,067
Bank of America Corp.	44,054	57,555	101,609
General Electric Capital Corp.	49,123	43,477	92,600
GMAC LLC	81,592	—	81,592
Anz National (Int’l) Limited	79,840	1,557	81,397
Commonwealth Bank of Australia	79,879	—	79,879
Swedish Housing Finance Corp.	77,601	—	77,601
Instituto de Crédito Oficial	73,021	—	73,021
Société Financement de l’Economie Française	67,886	—	67,886
Barclays PLC	28,751	38,981	67,732
Total	$642,849	$226,535	$869,384

(1) Securities of U.S.-domiciled issuers are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”), a U.S. government agency, under the Temporary Liquidity Guarantee Program. Anz National (Int’l) Limited, Commonwealth Bank of Australia, Swedish Housing Finance Corp., Instituto de Crédito Oficial, Société Financement de l’Economie Francaise and Barclays PLC are guaranteed by foreign governments.

As of September 30, 2009, we held insurance enhanced municipal bonds, net of prerefunded bonds that are escrowed in U.S. government obligations, in the amount of $342.9 million, which represented 3.0% of our total invested assets. These securities had an average rating of “Aa2” by Moody’s and “AA” by Standard & Poor’s. Giving no effect to the insurance enhancement, the overall credit quality of our insured municipal bond portfolio was an average underlying rating of “Aa3” by Moody’s and “AA” by Standard & Poor’s. The ratings were obtained from the individual rating agencies and were assigned a numerical amount with 1 being the highest rating. The average ratings were calculated using the weighted average market values of the individual bonds. The average rating with and without the insurance enhancement are substantially the same at September 30, 2009. This is due to the fact that, in cases where the claims paying ratings of the guarantors are below investment grade, those ratings have been withdrawn from the bonds by the relevant rating agencies, and the insured ratings have been equated to the underlying ratings. Guarantors of our insurance enhanced municipal bonds, net of prerefunded bonds that are escrowed in U.S. government obligations, included National Public Finance Guarantee (f.k.a. MBIA Insurance Corporation) ($149.1 million), Financial Security Assurance Inc. (acquired by Assured Guaranty Ltd. on July 1) ($97.8 million), Ambac Financial Group, Inc. ($46.5 million), Financial Guaranty Insurance Company ($29.8 million) and the Texas Permanent School Fund ($19.7 million). We do not have a significant exposure to insurance enhanced asset-backed or mortgage-backed securities. We do not have any significant investments in companies which guarantee securities at September 30, 2009.

The following table provides information on our mortgage backed securities (“MBS”) and commercial mortgage backed securities (“CMBS”) at September 30, 2009, excluding amounts guaranteed by the U.S. government:

					Estimated Market Value
(U.S. dollars in thousands)	Issuance Year		Amortized Cost	Average Credit Quality	Total	% of Amortized Cost	% of Investable Assets

MBS:
Non-agency MBS	2003		$2,735	AAA	$2,609	95.4%	0.0%
	2004		24,708	AA	20,567	83.2%	0.2%
	2005		86,295	A-	66,132	76.6%	0.6%
	2006		60,121	BB-	49,049	81.6%	0.4%
	2007		90,707	B+	73,138	80.6%	0.6%
	2008		13,084	AAA	10,553	80.7%	0.1%
	2009	(6)	127,186	AAA	130,660	102.7%	1.1%
Total non-agency MBS			$404,836	A-	$352,708	87.1%	3.1%

CMBS:
Non-agency CMBS	1998		$3,737	AAA	$3,568	95.5%	0.0%
	1999		264	AAA	265	100.4%	0.0%
	2000		115,316	AAA	118,175	102.5%	1.0%
	2001		163,323	AAA	167,597	102.6%	1.5%
	2002		66,024	AAA	68,334	103.5%	0.6%
	2003		78,840	AAA	81,288	103.1%	0.7%
	2004		33,345	AAA	32,482	97.4%	0.3%
	2005		86,531	AAA	83,361	96.3%	0.7%
	2006		63,012	AAA	63,575	100.9%	0.6%
	2007		39,299	AAA	40,281	102.5%	0.3%
Total non-agency CMBS			$649,691	AAA	$658,926	101.4%	5.7%

Additional Statistics:

	Non-Agency MBS	Non-Agency CMBS (1)

Weighted average loan age (months)	40	85
Weighted average life (months) (2)	44	21
Weighted average loan-to-value % (3)	70.6%	58.3%
Total delinquencies (4)	17.2%	3.9%
Current credit support % (5)	21.0%	29.4%

(1) Loans defeased with government/agency obligations represented approximately 22% of the collateral underlying our CMBS holdings.

(2) The weighted average life for MBS is based on the interest rates in effect at September 30, 2009. The weighted average life for CMBS reflects the average life of the collateral underlying our CMBS holdings.

(3) The range of loan-to-values on MBS is 40% to 88% while the range of loan-to-values on CMBS is 56% to 84%.

(4) Total delinquencies includes 60 days and over.

(5) Current credit support % represents the percentage for a collateralized mortgage obligation (“CMO”) or CMBS class/tranche from other subordinate classes in the same CMO or CMBS deal.

(6) Represents Re-REMICs issued in 2009 with an average credit quality of “AAA” from Fitch Ratings.

The following table provides information on our asset backed securities (“ABS”) at September 30, 2009:

			Estimated Market Value
(U.S. dollars in thousands)	Amortized Cost	Average Credit Quality	Total	% of Amortized Cost	% of Investable Assets

Sector:
Autos (1)	$188,363	AAA	$195,991	104.0%	1.7%
Credit cards (2)	164,830	AAA	174,784	106.0%	1.5%
Rate reduction bonds (3)	62,473	AAA	65,791	105.3%	0.6%
Student loans (4)	20,500	AAA	21,525	105.0%	0.2%
Equipment (5)	14,998	AAA	15,686	104.6%	0.1%
Other	7,822	AA+	6,925	88.5%	0.1%
	458,986	AAA	480,702	104.7%	4.2%

Home equity (6)	$15,288	AAA	$10,702	70.0%	0.1%
	4,143	AA	1,359	32.8%	0.0%
	139	A	29	20.9%	0.0%
	1,064	BB	320	30.1%	0.0%
	5,363	B	3,186	59.4%	0.0%
	1,834	CCC	734	40.0%	0.0%
	585	CC	165	28.2%	0.0%
	735	D	96	13.1%	0.0%
	29,151	A	16,591	56.9%	0.1%

Total ABS	$488,137	AAA	$497,293	101.9%	4.3%

The effective duration of the total ABS was 1.1 years at September 30, 2009.

(1) The weighted average credit support % on autos is 21.5%.

(2) The weighted average credit support % on credit cards is 17.8%.

(3) The weighted average credit support % on rate reduction bonds is 0.6%.

(4) The weighted average credit support % on student loans is 6.4%.

(5) The weighted average credit support % on equipment is 10.2%.

(6) The weighted average credit support % on home equity is 33.0%.

At September 30, 2009, our fixed income portfolio included $53.0 million par value in sub-prime securities with an estimated market value of $16.6 million and an average credit quality of “A” from Standard & Poor’s and “Baa3” from Moody’s. Such amounts were primarily in the home equity sector of our asset backed securities with the balance in other ABS, MBS and CMBS sectors. We define sub-prime mortgage-backed securities as investments in which the underlying loans primarily exhibit one or more of the following characteristics: low FICO scores, above-prime interest rates, high loan-to-value ratios or high debt-to-income ratios. In addition, the portfolio of collateral backing our securities lending program contains approximately $20.8 million estimated market value of sub-prime securities with an average credit quality of “BBB-” from Standard & Poor’s and “Ba3” from Moody’s.

Certain of our investments, primarily those included in “other investments” and “investment funds accounted for using the equity method” on our balance sheet, may use leverage to achieve a higher rate of return. While leverage presents opportunities for increasing the total return of such investments, it may increase losses as well. Accordingly, any event that adversely affects the value of the underlying securities held by such investments would be magnified to the extent leverage is used and our potential losses from such investments would be magnified. In addition, the structures used to generate leverage may lead to such investment funds being required to meet covenants based on market valuations and asset coverage. Market valuation declines in the funds could force the sale of investments into a depressed market, which may result in significant additional losses. Alternatively, the funds may attempt to deleverage by raising additional equity or potentially changing the terms of the established financing arrangements. We may choose to participate in the additional funding of such investments. Our investment commitments related to investment funds accounted for using the equity method and other investments totaled approximately $80.9 million at September 30, 2009.

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

Other investments totaled $154.5 million at September 30, 2009, compared to $109.6 million at December 31, 2008. Investment funds accounted for using the equity method totaled $376.4 million at September 30, 2009, compared to $301.0 million at December 31, 2008. See Note 8, “Investment Information—Other Investments” and “Investment Information—Investment Funds Accounted for Using the Equity Method” of the notes accompanying our consolidated financial statements for further details.

Accounting guidance regarding fair value measurements addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP and provides a common definition of fair value to be used throughout GAAP. It defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly fashion between market participants at the measurement date. In addition, it establishes a three-level valuation hierarchy for the disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The level in the hierarchy within which a given fair value measurement falls is determined based on the lowest level input that is significant to the measurement (Level 1 being the highest priority and Level 3 being the lowest priority).

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

We use quoted values and other data provided by nationally recognized independent pricing sources as inputs into the process for determining fair values of our fixed maturity investments. To validate the techniques or models used by pricing sources, our review process includes, but is not limited to: (i) quantitative analysis (e.g., comparing the quarterly return for each managed portfolio to its target benchmark, with significant differences identified and investigated); (ii) a review of the average number of prices obtained in the pricing process and the range of resulting market values; (iii) initial and ongoing evaluation of methodologies used by outside parties to calculate fair value including a review of deep dive reports on selected securities which indicated the use of observable inputs in the pricing process; (iv) comparing the fair value estimates to our knowledge of the current market; (v) a comparison of the pricing services’ fair values to other pricing services’ fair values for the same investments; and (vi) back-testing, which includes randomly selecting purchased or sold securities and comparing the executed prices to the fair value estimates from the pricing service. At September 30, 2009, we obtained an average of 2.7 quotes per investment, compared to 2.6 quotes at December 31, 2008. Where multiple quotes or prices were obtained, a price source hierarchy was maintained in order to determine which price source provided the fair value (i.e., a price obtained from a pricing service with more seniority in the hierarchy will be used from a less senior one in all cases). The hierarchy prioritizes pricing services based on availability and reliability and assigns the highest priority to index providers. Based on the above review, we will challenge any prices for a security or portfolio which are considered not to be representative of fair value. We did not adjust the prices or quotes provided by the pricing services at September 30, 2009 or December 31, 2008.

The independent pricing sources obtain market quotations and actual transaction prices for securities that have quoted prices in active markets. Each source has its own proprietary method for determining the fair value of securities that are not actively traded. In general, these methods involve the use of “matrix pricing” in which the independent pricing source uses observable market inputs including, but not limited to, investment yields, credit risks and spreads, benchmarking of like securities, broker-dealer quotes, reported trades and sector groupings to determine a reasonable fair market value. In addition, pricing vendors use model processes, such as an Option Adjusted Spread model, to develop prepayment and interest rate scenarios. The Option Adjusted Spread model is commonly used to estimate fair value for securities such as mortgage backed and asset backed securities. In certain circumstances, when fair market values are unavailable from these independent pricing sources, quotes are obtained directly from broker-dealers who are active in the corresponding markets. Such quotes are subject to the validation procedures noted above. Of the $11.13 billion of financial assets and liabilities measured at fair value, approximately $1.02 billion, or 9.2%, were priced using non-binding broker-dealer quotes.

In April 2009, the FASB issued guidance regarding the determination of fair value when the volume and level of activity for the asset or liability have significantly decreased and the identification of transactions that are not orderly. This affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. Under this guidance, if an entity determines that there has been a significant decrease in the volume and level of activity for the asset or the liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value. In addition, if there is evidence that the transaction for the asset or liability is not orderly, the entity shall place little, if any weight on that transaction price as an indicator of fair value. This guidance also expanded certain disclosure requirements. This guidance was effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We elected to adopt this pronouncement effective for its interim period ending March 31, 2009, and its adoption did not have a material impact on our consolidated financial condition or results of operations.

We review our securities measured at fair value and discuss the proper classification of such investments with investment advisors and others. Upon adoption of the accounting guidance regarding fair value measurements and at September 30, 2009, we determined that Level 1 securities included highly liquid, recent issue U.S. Treasuries and certain of our short-term investments held in highly liquid money market-type funds where it believes that quoted prices are available in an active market.

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

See Note 8, “Investment Information—Fair Value” of the notes accompanying our consolidated financial statements for a summary of our financial assets and liabilities measured at fair value at September 30, 2009 by level.

Reinsurance Recoverables

We monitor the financial condition of our reinsurers and attempt to place coverages only with substantial, financially sound carriers. At September 30, 2009, approximately 89.8% of reinsurance recoverables on paid and unpaid losses (not including prepaid reinsurance premiums) of $1.77 billion were due from carriers which had an A.M. Best rating of “A-” or better and the largest reinsurance recoverables from any one carrier was less than 5.7% of our total shareholders’ equity. At December 31, 2008, approximately 88.5% of reinsurance recoverables on paid and unpaid losses (not including prepaid reinsurance premiums) of $1.79 billion were due from carriers which had an A.M. Best rating of “A-” or better and the largest reinsurance recoverables from any one carrier was less than 7.3% of our total shareholders’ equity.

Reinsurance recoverables from Flatiron, which is not rated by A.M. Best, were $113.3 million at September 30, 2009, compared to $148.7 million at December 31, 2008. Flatiron is required to contribute funds into a trust for the benefit of Arch Re Bermuda. The recoverable from Flatiron was fully collateralized through such trust at September 30, 2009 and December 31, 2008. See Note 6, “Reinsurance,” of the notes accompanying our consolidated financial statements for further details on the quota share reinsurance treaty with Flatiron.

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

At September 30, 2009 and December 31, 2008, our Loss Reserves, net of unpaid losses and loss adjustment expenses recoverable, by type and by operating segment were as follows:

	September 30,	December 31,
	2009	2008

Insurance:
Case reserves	$1,137,740	$1,043,168
IBNR reserves	2,411,879	2,257,735
Total net reserves	$3,549,619	$3,300,903

Reinsurance:
Case reserves	$804,058	$661,621
Additional case reserves	62,811	87,820
IBNR reserves	1,753,342	1,887,478
Total net reserves	$2,620,211	$2,636,919

Total:
Case reserves	$1,941,798	$1,704,789
Additional case reserves	62,811	87,820
IBNR reserves	4,165,221	4,145,213
Total net reserves	$6,169,830	$5,937,822

At September 30, 2009 and December 31, 2008, the insurance segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	September 30,	December 31,
	2009	2008

Casualty	$652,004	$673,511
Property, energy, marine and aviation	534,090	518,475
Executive assurance	517,969	445,922
Professional liability	496,876	448,769
Programs	443,658	400,245
Construction	418,699	389,931
Healthcare	144,368	148,915
Surety	83,219	79,705
National accounts casualty	85,287	54,974
Travel and accident	28,680	20,638
Other	144,769	119,818
Total net reserves	$3,549,619	$3,300,903

At September 30, 2009 and December 31, 2008, the reinsurance segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	September 30,	December 31,
	2009	2008

Casualty	$1,784,752	$1,739,394
Property excluding property catastrophe	326,548	299,811
Marine and aviation	240,458	238,959
Property catastrophe	115,969	145,211
Other specialty	108,488	163,099
Other	43,996	50,445
Total net reserves	$2,620,211	$2,636,919

Shareholders’ Equity

Our shareholders’ equity was $4.46 billion at September 30, 2009, compared to $3.43 billion at December 31, 2008. The increase in the 2009 period of $1.03 billion was attributable to net income and an after-tax increase in the market value of our investment portfolio during the period.

Book Value per Common Share

The following table presents the calculation of book value per common share at September 30, 2009 and December 31, 2008:

	September 30,	December 31,
(U.S. dollars in thousands, except share data)	2009	2008

Calculation of book value per common share:
Total shareholders’ equity	$4,460,822	$3,432,965
Less preferred shareholders’ equity	(325,000)	(325,000)
Common shareholders’ equity	$4,135,822	$3,107,965
Common shares outstanding (1)	59,524,309	60,511,974
Book value per common share	$69.48	$51.36

(1)        Excludes the effects of 5,384,188 and 5,131,135 stock options and 263,857 and 412,622 restricted stock units outstanding at September 30, 2009 and December 31, 2008, respectively.

Liquidity and Capital Resources

ACGL is a holding company whose assets primarily consist of the shares in its subsidiaries. Generally, ACGL depends on its available cash resources, liquid investments and dividends or other distributions from its subsidiaries to make payments, including the payment of debt service obligations and operating expenses it may incur and any dividends or liquidation amounts with respect to the series A non-cumulative and series B non-cumulative preferred shares and common shares. ACGL’s readily available cash, short-term investments and marketable securities, excluding amounts held by our regulated insurance and reinsurance subsidiaries, totaled $27.2 million at September 30, 2009, compared to $16.8 million at December 31, 2008. During the nine months ended September 30, 2009, ACGL received dividends of $160.4 million from Arch Re Bermuda which were used to fund the share repurchase program described below along with the payment of preferred dividends, interest expense and other corporate expenses.

The ability of our regulated insurance and reinsurance subsidiaries to pay dividends or make distributions or other payments to us is dependent on their ability to meet applicable regulatory standards. Under Bermuda law, Arch Re Bermuda is required to maintain an enhanced capital requirement which must equal or exceed its minimum solvency margin (i.e., the amount by which the value of its general business assets must exceed its general business liabilities) equal to the greatest of (1) $100.0 million, (2) 50% of net premiums written (being gross premiums written by us less any premiums ceded by us, but we may not deduct more than 25% of gross premiums when computing net premiums written) and (3) 15% of loss and other insurance reserves. Arch Re Bermuda is prohibited from declaring or paying any dividends during any financial year if it is not in compliance with its enhanced capital requirement, minimum solvency margin or minimum liquidity ratio. In addition, Arch Re Bermuda is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files, at least seven days before payment of such dividends, with the Bermuda Monetary Authority an affidavit stating that it will continue to meet the required margins. In addition, Arch Re Bermuda is prohibited, without prior approval of the Bermuda Monetary Authority, from reducing by 15% or more its total statutory capital, as set out in its previous year’s statutory financial statements. Arch Re Bermuda is required to meet enhanced capital requirements and a target capital level (defined as 120% of the enhanced capital requirements) as calculated using a new risk based capital model called the Bermuda Statutory Capital Requirement (“BSCR”) model. At December 31, 2008, as determined under Bermuda law, Arch Re Bermuda had statutory capital of $2.21 billion and statutory capital and surplus of $3.36 billion, which amounts were in compliance with Arch Re Bermuda’s enhanced capital requirement at such date. Such amounts include ownership interests in U.S. insurance and reinsurance subsidiaries. Accordingly, Arch Re Bermuda can pay approximately $834 million to ACGL during 2009 without providing an affidavit to the Bermuda Monetary Authority, as discussed above. In addition to meeting applicable regulatory standards, the ability of our insurance and reinsurance subsidiaries to pay dividends to intermediate parent companies owned by Arch Re Bermuda is also constrained by our dependence on the financial strength ratings of our insurance and reinsurance subsidiaries from independent rating agencies. The ratings from these agencies depend to a large extent on the capitalization levels of our insurance and reinsurance subsidiaries. We believe that ACGL has sufficient cash resources and available dividend capacity to service its indebtedness and other current outstanding obligations.

Our insurance and reinsurance subsidiaries are required to maintain assets on deposit, which primarily consist of fixed maturities, with various regulatory authorities to support their operations. The assets on deposit are available to settle insurance and reinsurance liabilities to third parties. Our insurance and reinsurance subsidiaries also have investments in segregated portfolios primarily to provide collateral or guarantees for letters of credit to third parties. At September 30, 2009 and December 31, 2008, such amounts approximated $1.51 billion and $1.28 billion, respectively. In addition, certain of our operating subsidiaries maintain assets in trust accounts as collateral for insurance and reinsurance transactions with affiliated companies. At September 30, 2009 and December 31, 2008, such amounts approximated $4.45 billion and $4.03 billion, respectively.

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

Consolidated net cash provided by operating activities was $808.7 million for the nine months ended September 30, 2009, compared to $973.0 million for the 2008 period. The lower level of operating cash flows in the 2009 period primarily resulted from an increase in paid losses, as our insurance and reinsurance loss reserves have continued to mature, partially offset by an increase in net premium collections. Cash flow from operating activities are provided by premiums collected, fee income, investment income and collected reinsurance recoverables, offset by losses and loss adjustment expense payments, reinsurance premiums paid, operating costs and current taxes paid.

On a consolidated basis, our aggregate cash and invested assets totaled $11.75 billion at September 30, 2009, compared to $9.99 billion at December 31, 2008. The primary goals of our asset liability management process are to satisfy the insurance liabilities, manage the interest rate risk embedded in those insurance liabilities and maintain sufficient liquidity to cover fluctuations in projected liability cash flows, including debt service obligations. Generally, the expected principal and interest payments produced by our fixed income portfolio adequately fund the estimated runoff of our insurance reserves. Although this is not an exact cash flow match in each period, the substantial degree by which the market value of the fixed income portfolio exceeds the expected present value of the net insurance liabilities, as well as the positive cash flow from newly sold policies and the large amount of high quality liquid bonds, provide assurance of our ability to fund the payment of claims and to service our outstanding debt without having to sell securities at distressed prices in an illiquid market or access credit facilities.

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

In November 2009, the board of directors of ACGL authorized the investment of up to an additional $1.0 billion in ACGL’s common shares through a share repurchase program. Repurchases under this authorization may be effected from time to time in open market or privately negotiated transactions through December 31, 2011. The board of directors of ACGL had previously authorized the investment of up to $1.5 billion in ACGL’s common shares, of which $350.1 million was available at September 30, 2009. During the third quarter, ACGL repurchased 1.5 million common shares for an aggregate purchase price of $98.2 million and for the nine months ended September 30, 2009, repurchased 1.6 million common shares for an aggregate purchase price of $99.7 million. Since the inception of the share repurchase program through September 30, 2009, ACGL has repurchased approximately 16.8 million common shares for an aggregate purchase price of $1.15 billion.

The timing and amount of the repurchase transactions under this program will depend on a variety of factors, including market conditions and corporate and regulatory considerations. We will continue to monitor our share price and, depending upon results of operations, market conditions and the development of the economy, as well as other factors, we will consider share repurchases on an opportunistic basis. In connection with the share repurchase program, the Warburg Pincus funds waived their rights relating to share repurchases under the shareholders agreement for all repurchases of common shares by ACGL under the share repurchase program in open market transactions and certain privately negotiated transactions.

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

During 2006, ACGL completed two public offerings of non-cumulative preferred shares. On February 1, 2006, $200.0 million principal amount of 8.0% series A non-cumulative preferred shares (“series A preferred shares”) were issued with net proceeds of $193.5 million and, on May 24, 2006, $125.0 million principal amount of 7.875% series B non-cumulative preferred shares (“series B preferred shares” and together with the series A preferred shares, the “preferred shares”) were issued with net proceeds of $120.9 million. The net proceeds of the offerings were used to support the underwriting activities of ACGL’s insurance and reinsurance subsidiaries. ACGL has the right to redeem all or a portion of each series of preferred shares at a redemption price of $25.00 per share on or after (1) February 1, 2011 for the series A preferred shares and (2) May 15, 2011 for the series B preferred shares. Dividends on the preferred shares are non-cumulative. Consequently, in the event dividends are not declared on the preferred shares for any dividend period, holders of preferred shares will not be entitled to receive a dividend for such period, and such undeclared dividend will not accrue and will not be payable. Holders of preferred shares will be entitled to receive dividend payments only when, as and if declared by ACGL’s board of directors or a duly authorized committee of ACGL’s board of directors. Any such dividends will be payable from the date of original issue on a non-cumulative basis, quarterly in arrears. To the extent declared, these dividends will accumulate, with respect to each dividend period, in an amount per share equal to 8.0% of the $25.00 liquidation preference per annum for the series A preferred shares and 7.875% of the $25.00 liquidation preference per annum for the series B preferred shares. During the nine month periods ended September 30, 2009 and 2008, we paid $19.4 million to holders of the preferred shares and, at September 30, 2009, had declared an aggregate of $3.3 million of dividends to be paid to holders of the preferred shares.

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

During the 2009 third quarter, we purchased asset-backed and commercial mortgage-backed securities under the Federal Reserve Bank of New York’s (“FRBNY”) Term Asset-Backed Securities Loan Facility (“TALF”). TALF provides secured financing for asset-backed securities backed by certain types of consumer and small business loans and for legacy commercial mortgage-backed securities. TALF financing is non-recourse to us, except in certain limited instances, is collateralized by the purchased securities and provides financing for the purchase price of the securities, less a ‘haircut’ that varies based on the type of collateral. We can deliver the collateralized securities to a special purpose vehicle created by the FRBNY in full defeasance of the borrowings. The Company is carrying the securities and related borrowings at fair value under the fair value option afforded by accounting guidance regarding the fair value option for financial assets and financial liabilities. As of September 30, 2009, we had $250.5 million of securities under TALF which are reflected as “TALF investments, at market value” and $219.8 million of secured financing from the FRBNY which is reflected as “TALF borrowings, at market value.” The maturity dates for the TALF borrowings vary between 3 to 5 years with floating or fixed coupons depending on the related TALF investments.

At September 30, 2009, ACGL’s capital of $4.86 billion consisted of $300.0 million of senior notes, representing 6.2% of the total, $100.0 million of revolving credit agreement borrowings due in August 2011, representing 2.1% of the total, $325.0 million of preferred shares, representing 6.7% of the total, and common shareholders’ equity of $4.14 billion, representing the balance. At December 31, 2008, ACGL’s capital of $3.83 billion consisted of $300.0 million of senior notes, representing 7.8% of the total, $100.0 million of revolving credit agreement borrowings due in August 2011, representing 2.6% of the total, $325.0 million of preferred shares, representing 8.5% of the total, and common shareholders’ equity of $3.11 billion, representing the balance. TALF borrowings are not included in the calculation of total capital.  The increase in capital during the nine months ended September 30, 2009 was primarily attributable to net income and an after-tax increase in the market value of our investment portfolio.

Off-Balance Sheet Arrangements

Off-balance sheet arrangements are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2008.

Market Sensitive Instruments and Risk Management

In accordance with the SEC’s Financial Reporting Release No. 48, we performed a sensitivity analysis to determine the effects that market risk exposures could have on the future earnings, fair values or cash flows of our financial instruments as of September 30, 2009. (See section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Sensitive Instruments and Risk Management” included in our 2008 Annual Report on Form 10-K.) Market risk represents the risk of changes in the fair value of a financial instrument and is comprised of several components, including liquidity, basis and price risks. At September 30, 2009, material changes in market risk exposures that affect the quantitative and qualitative disclosures presented as of December 31, 2008 were as follows:

Investment Market Risk

Fixed Income Securities. We invest in interest rate sensitive securities, primarily debt securities. We consider the effect of interest rate movements on the market value of our fixed maturities, fixed maturities pledged under securities lending agreements, short-term investments and certain of our other investments which invest in fixed income securities and the corresponding change in unrealized appreciation. As interest rates rise, the market value of our interest rate sensitive securities falls, and the converse is also true. The following table summarizes the effect that an immediate, parallel shift in the interest rate yield curve would have had on the portfolio at September 30, 2009 and December 31, 2008. Based on historical observations, there is a low probability that all interest rate yield curves would shift in the same direction at the same time. Furthermore, in recent months interest rate movements in many credit sectors have exhibited a much lower correlation to changes in U.S. Treasury yields. Accordingly, the actual effect of interest rate movements may differ materially from the amounts set forth below. For further discussion on investment activity, please refer to “—Financial Condition, Liquidity and Capital Resources—Financial Condition—Investable Assets”.

	Interest Rate Shift in Basis Points
(U.S. dollars in millions)	-100	-50	0	50	100

September 30, 2009:
Total market value	$11,399.7	$11,234.9	$11,052.9	$10,895.4	$10,724.4
Market value change from base	3.14%	1.65%	—	(1.42)%	(2.97)%
Change in unrealized value	$346.8	$182.0	—	$(157.5)	$(328.5)

December 31, 2008:
Total market value	$9,999.5	$9,832.3	$9,641.7	$9,481.8	$9,312.7
Market value change from base	3.71%	1.98%	—	(1.66)%	(3.41)%
Change in unrealized value	$357.8	$190.6	—	$(159.9)	$(329.0)

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

The following table summarizes the effect that an immediate, parallel shift in credit spreads in a static interest rate environment would have had on the portfolio at September 30, 2009 and December 31, 2008:

	Credit Spread Shift in Basis Points
(U.S. dollars in millions)	-100	-50	0	50	100

September 30, 2009:
Total market value	$11,295.0	$11,173.4	$11,052.9	$10,932.4	$10,810.8
Market value change from base	2.19%	1.09%	—	(1.09)%	(2.19)%
Change in unrealized value	$242.1	$120.5	—	$(120.5)	$(242.1)

December 31, 2008:
Total market value	$9,850.0	$9,745.8	$9,641.7	$9,537.6	$9,433.4
Market value change from base	2.16%	1.08%	—	(1.08)%	(2.16)%
Change in unrealized value	$208.3	$104.1	—	$(104.1)	$(208.3)

Another method that attempts to measure portfolio risk is Value-at-Risk (“VaR”). VaR attempts to take into account a broad cross-section of risks facing a portfolio by utilizing relevant securities volatility data skewed towards the most recent months and quarters. VaR measures the amount of a portfolio at risk for outcomes 1.65 standard deviations from the mean based on normal market conditions over a one year time horizon and is expressed as a percentage of the portfolio’s initial value. In other words, 95% of the time, should the risks taken into account in the VaR model perform per their historical tendencies, the portfolio’s loss in any one year period is expected to be less than or equal to the calculated VaR, stated as a percentage of the measured portfolio’s initial value. As of September 30, 2009, our portfolio’s VaR was estimated to be 4.80%, compared to an estimated 8.49% at December 31, 2008.

Investment-Related Derivatives. Derivative instruments may be used to enhance investment performance, replicate investment positions or manage market exposures and duration risk that would be allowed under our investment guidelines if implemented in other ways. The market values of those derivatives are based on quoted market prices. See Note 9, “Derivative Instruments,” of the notes accompanying our consolidated financial Statements for additional disclosures concerning derivatives. At September 30, 2009, the notional value of the net long position of derivative instruments (excluding to-be-announced mortgage backed securities which are included in the fixed income securities analysis above and foreign exchange forward contracts which are included in the foreign currency exchange risk analysis below) was $2.16 billion, compared to $919.6 million at December 31, 2008. A 10% depreciation of the underlying exposure to all derivative instruments at September 30, 2009 and December 31, 2008 would have resulted in a reduction in net income of approximately $215.6 million and $92.0 million, respectively, and would have decreased book value per common share by $3.62 and $1.52, respectively.

Foreign Currency Exchange Risk

Foreign currency rate risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates. A 10% depreciation of the U.S. Dollar against other currencies under our outstanding contracts at September 30, 2009 and December 31, 2008, net of unrealized appreciation on our securities denominated in currencies other than the U.S. Dollar, would have resulted in unrealized gains of approximately $28.0 million and $20.0 million, respectively, and would have increased book value per common share by approximately $0.47 and $0.33, respectively. A 10% appreciation of the U.S. Dollar against other currencies under our outstanding contracts at September 30, 2009 and December 31, 2008, net of unrealized depreciation on our securities denominated in currencies other than the U.S. Dollar, would have resulted in unrealized losses of approximately $28.0 million and $20.0 million, respectively, and would have decreased book value per common share by approximately $0.47 and $0.33, respectively. Historical observations indicate a low probability that all foreign currency exchange rates would shift against the U.S. Dollar in the same direction and at the same time and, accordingly, the actual effect of foreign currency rate movements may differ materially from the amounts set forth above. For further discussion on foreign exchange activity, please refer to “—Results of Operations.”

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

•                  accuracy of those estimates and judgments utilized in the preparation of our financial statements, including those related to revenue recognition, insurance and other reserves, reinsurance recoverables, investment valuations, intangible assets, bad debts, income taxes, contingencies and litigation, and any determination to use the deposit method of accounting, which for a relatively new insurance and reinsurance company, like our company, are even more difficult to make than those made in a mature company since relatively limited historical information has been reported to us through September 30, 2009;

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

•                  statutory or regulatory developments, including as to tax policy matters and insurance and other regulatory matters such as the adoption of proposed legislation that would affect Bermuda-headquartered companies and/or Bermuda-based insurers or reinsurers and/or changes in regulations or tax laws applicable to us, our subsidiaries, brokers or customers; and

•                  the other matters set forth in this Quarterly Report on Form 10-Q, as well as other matters set forth under Item 1A “Risk Factors”, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of the Company’s Annual Report on Form 10-K, as well as the other factors set forth in the Company’s other documents on file with the SEC, and management’s response to any of the aforementioned factors.

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

Other Financial Information

The consolidated financial statements as of September 30, 2009 and for the three month and nine month periods ended September 30, 2009 and 2008 have been reviewed by PricewaterhouseCoopers LLP, an independent registered public accounting firm. Their report (dated November 9, 2009) is included on page 2. The report of PricewaterhouseCoopers LLP states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act of 1933.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

We, in common with the insurance industry in general, are subject to litigation and arbitration in the normal course of our business. As of September 30, 2009, we were not a party to any material litigation or arbitration other than as a part of the ordinary course of business in relation to claims and reinsurance recoverable matters, none of which is expected by management to have a significant adverse effect on our results of operations and financial condition and liquidity.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes ACGL’s purchases of its common shares for the 2009 third quarter:

(U.S. dollars in thousands, except share data)

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan or Programs (2)
7/1/2009-7/31/2009	6,130	$62.14	—	$448,252
8/1/2009-8/31/2009	391,992	$62.21	391,667	$423,886
9/1/2009-9/30/2009	1,142,357	$64.67	1,141,580	$350,058
Total	1,540,479	$64.03	1,533,247	$350,058

(1)          Includes repurchases by ACGL of shares, from time to time, from employees in order to facilitate the payment of withholding taxes on restricted shares granted and the exercise of stock appreciation rights. We purchased these shares at their fair market value, as determined by reference to the closing price of our common shares on the day the restricted shares vested or the stock appreciation rights were exercised.

(2)          In November 2009, the board of directors of ACGL authorized the investment of up to an additional $1.0 billion in ACGL’s common shares through a share repurchase program. Repurchases under this authorization may be effected from time to time in open market or privately negotiated transactions through December 31, 2011. The board of directors of ACGL had previously authorized the investment of up to $1.5 billion in ACGL’s common shares, of which $350.1 million was available at September 30, 2009. Since the inception of the share repurchase program, ACGL has repurchased approximately 16.8 million common shares for an aggregate purchase price of $1.15 billion. The timing and amount of the repurchase transactions under this program will depend on a variety of factors, including market conditions and corporate and regulatory considerations. In connection with the repurchase program, the Warburg Pincus funds waived their rights relating to share repurchases under the shareholders agreement for all repurchases of common shares by ACGL under the repurchase program in open market transactions and certain privately negotiated transactions.

Item 5.  Other Information

In accordance with Section 10a(i)(2) of the Securities Exchange Act of 1934, as amended, we are responsible for disclosing non-audit services to be provided by our independent auditor, PricewaterhouseCoopers LLP, which are approved by the Audit Committee of our board of directors. During the 2009 third quarter, the Audit Committee approved engagements of PricewaterhouseCoopers LLP for permitted non-audit services, substantially all of which consisted of tax services, tax consulting and tax compliance.

Item 6.  Exhibits

Exhibit No.	Description

10.1	Second Amendment to Restricted Share Unit Agreement, dated as of July 9, 2009, between Arch Capital Group Ltd. and Constantine Iordanou

15	Accountants’ Awareness Letter (regarding unaudited interim financial information)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCH CAPITAL GROUP LTD.
(REGISTRANT)

/s/ Constantine Iordanou
Date: November 9, 2009	Constantine Iordanou
President and Chief Executive Officer (Principal Executive Officer) and Director

/s/ John C.R. Hele
Date: November 9, 2009	John C.R. Hele
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Second Amendment to Restricted Share Unit Agreement, dated as of July 9, 2009, between Arch Capital Group Ltd. and Constantine Iordanou

15	Accountants’ Awareness Letter (regarding unaudited interim financial information)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002